Form 10-K
period 1993-12-31
STRYKER CORP
filed 1994-03-24
CIK 310764

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended  December 31, 1993
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from_________ to __________
                         Commission file number 0-9165
                               STRYKER CORPORATION
            (Exact name of registrant as specified in its charter)
         Michigan                                               38-1239739
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

P.O. Box 4085, Kalamazoo, Michigan                                 49003-4085
(Address of principal executive offices)                           (Zip Code)
Registrant's telephone number, including area code:  616/385-2600
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price of February 28, 1994 the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,052,000,000.

The number of shares outstanding of the registrant's common stock, $.10 par value, was 48,415,669 at February 28, 1994.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual stockholders report for the year ended December 31, 1993 are incorporated by reference into Parts II and IV.

Portions of the proxy statement filed with the Securities and Exchange Commission relating to the 1994 Annual Meeting of Stockholders (the "1994 proxy statement") are incorporated by reference into Part III.

PART I

ITEM I.  BUSINESS

GENERAL

Stryker Corporation and its subsidiaries (the "Company" or "Stryker") develop, manufacture and market specialty surgical and medical products, including endoscopic systems, orthopaedic implants, powered surgical instruments, and patient handling equipment, which are sold to hospitals and physicians worldwide. In addition, since 1986 the Company has provided physical therapy services through stand-alone clinics throughout the U.S. Stryker was incorporated in Michigan on February 20, 1946 as the successor to a business founded in 1941 by Dr. Homer H. Stryker, a leading orthopaedic surgeon and the inventor of several innovative orthopaedic products.

In October 1992, the Company's subsidiary, Stryker France S.A., acquired Dimso S.A. and its subsidiary companies in France and Spain. Dimso designs and manufactures the Diapason and Stryker 2S spinal implant systems in addition to other orthopaedic products. The Company's European Division had previously marketed the Stryker 2S spinal implant system since 1990. In late 1992, the Company applied to the U.S. Food and Drug Administration (FDA) for approval to market the Stryker 2S spinal implant system in the U.S.

In August 1993, the Company purchased 20% of the outstanding shares of Matsumoto Medical Instruments, Inc., Osaka, Japan. Matsumoto began distributing Stryker products in Japan in 1969 and is the exclusive distributor of most Stryker products in that country.

PRODUCT SALES

The principal classes of products listed below accounted for the following amounts ($000's) and percentages of net sales during each of the three years ended December 31:

                                    1993            1992            1991
                                  $       %       $       %       $       %

  Surgical Products            447,042    80   394,111    83    302,938   83

  Medical Products             110,293    20    82,943    17     61,887   17
                               _______         _______          _______
                               557,335   100   477,054   100    364,825  100
                               =======         =======          =======

Approximately two-thirds of the Company's sales in 1993, 1992 and 1991 consisted of products with short lives and service revenues, such as implants (while implants have a long useful life to the patient, they have a one-time use to the hospital), physical therapy revenues, disposables, expendable tools and parts, and service and repair charges. The balance were products that could be considered capital equipment, having useful lives in excess of one year.

The Company's backlog of firm orders is not considered material to an understanding of its business.

SURGICAL PRODUCTS

The principal specialty served by the Company's Surgical products is orthopaedics. Artificial joint replacements, medical video cameras, arthroscopes, heavy-duty powered instruments, and pulsating irrigation systems are manufactured and marketed for use by the orthopaedic surgeon.

The Company specializes in the design and manufacture of innovative total and partial hip and knee replacements. These artificial implants are made of cobalt chrome or titanium alloys and are implanted in patients whose natural joints have been damaged by arthritis, other diseases or injury.

The Company also designs and manufactures spinal implant systems. These implant systems are used by spinal surgeons in the treatment of degenerative spinal diseases and deformities and to stabilize the spine in trauma cases.

Stryker's broad line of powered surgical drills, saws, fixation and reaming equipment and other surgical instruments are used by surgeons for drilling, burring, rasping or curring bone, wiring or pinning bone fractures, preparing hip or knee surfaces for the placement of artificial hip or knee joints, performing cranial operations or treating skin defects by surgical abrasion. Hundreds of different sized and shaped drills bits, burrs, blades, chisels and other attachments are available to the surgeon.

Small, light, "micro" powered tools are used in such specialties as maxillofacial surgery, otology, neurosurgery, spinal surgery, podiatry and plastic surgery. In addition, the oral surgeon is served by the Company's line of dental implants and powered oral surgery instruments.

The Company also produces a number of other operating room products. The Company's CBC-Constavac(T) system is a post-operative wound drainage and blood reinfusion device that enables joint replacement patients to receive their own blood rather than donor blood. In conjunction with joint replacement surgery, the Company's High Vacuum Cement Injection System is used to mix and inject cement under high vacuum for cemented implant applications.

The Company's endoscopic systems include medical video cameras, light sources, laparoscopes, powered instruments, and manual instruments. These systems are used in less-invasive surgery, such as arthroscopy and cholecystectomy (gall bladder removal) in which the surgeon operates on a patient through a series of small punctures rather than an open incision as required by conventional surgery.

MEDICAL PRODUCTS

The Company's Medical product line consists primarily of specialty stretchers and beds, which facilitate the transportation, transfer and treatment of patients within the hospital. The Company designs and manufactures innovative specialty stretchers/beds for many departments within the hospital, including emergency, recovery, intensive care, surgery, maternity and the general patient room. These products service the particular treatment needs of each department by providing multiple or custom combinations of hydraulic jacks, removable top sections, built-in weighing systems, on-board x-ray equipment, patient-warming systems and a vast number of additional standard or optional features. These products are assembled on a design-to-order basis.

Also included in Medical product sales is revenue of the Company's Physiotherapy Associates subsidiary. This organization operates outpatient rehabilitation centers, which offer physical, occupational and speech therapy to patients who have suffered orthopaedic or neurological injuries. It focuses, in particular, on expediting injured workers' return to work.

PRODUCT DEVELOPMENT

Most of the Company's products and product improvements have been developed internally. In addition, the Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company's sales growth. The Company has placed increased emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines.

Total expenditures for product research, development and engineering were $36,199,000 in 1993; $32,313,000 in 1992; and $23,703,000 in 1991. Research,
development and engineering expenses increased in 1993 and 1992 due principally to the development of new implant designs (the Series 7000 Total Knee System introduced in 1992, with modular and posterially stabilized components added to the line in 1993), the further application of hydroxylapatite (HA) technology for arthroplasty, the development of advanced powered instruments and video technology (the Company's third generation 3-Chip and 1-Chip Camera systems introduced in 1992 and Quadracut ACL/Shaver system for arthroscopy introduced in 1993), the development of new specialized operating room equipment (the Company's Surgilav Plus pulsed irrigation system introduced in 1993 and the High Vacuum Cement Injection system for applying bone cement introduced in
1992), the development of new patient handling and patient care equipment (a warming stretcher for the recovery room introduced in 1992 and a general patient hospital bed introduced in 1993) and clinical trials of the Company's Osteogenic Protein Device.

At the end of 1990, the Company's Osteonics subsidiary became the first company to receive clearance from the U.S. FDA to commercially release for sale in the U.S. a hip implant with HA surface treatment. HA is a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to human bone. Osteonics' clinical experience with HA-coated hip implants now extends over five years and on the industry's standard measure of performance, the Harris Hip Score, these implants earned an average rating of 97 out of 100--a record unmatched by any other hip prosthesis reported in the professional literature. These excellent clinical results have further strengthened the Company's belief that HA has significant potential as a means of improving the performance and longevity of implants.

In 1991 the Company received FDA approval to begin human clinical trials of its Osteogenic Protein Device which was developed by Creative BioMolecules, Inc. (Creative), a biopharmaceutical company, as part of a long-term research program funded by Stryker since 1985. This device is composed of a recombinant human osteogenic protein and a bioresorbable carrier. This osteogenic protein is naturally present in the human body and is directly implicated in a cascade of cellular events that result in bone growth. In preclinical studies, the Osteogenic Protein Device has induced the formation of new bone when implanted into bone defect sites. The human clinical studies, which began in 1992, will compare the efficacy of the Osteogenic Protein Device to autografts in the repair of non-union fractures. Stryker owns the patents on its Osteogenic

Protein Device and has the exclusive right to develop, market and sell the Device for local use in the treatment, repair or replacement of bone and joint tissue ("orthopaedic reconstruction"). Creative has the right to use the technology outside the field of orthopaedic reconstruction.

MARKETING

Most of the Company's products are marketed in the United States directly to more than 7,500 hospitals, and to doctors and other health care facilities, by the Company's sales force consisting of approximately 375 salespersons. Stryker maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served. Certain products, primarily orthopaedic implants, are sold to hospitals in the United States principally through independent dealer organizations.

Approximately 22% of the Company's domestic revenues in 1993 were accounted for by sales to hospital cooperative buying groups and other large national accounts and 2% by sales to the Veterans Administration and other hospitals operated by the Federal government.


International sales accounted for 32% of total revenues in 1993. Stryker products are sold in over 100 foreign countries primarily through more than 350 local dealers whose efforts are coordinated by approximately 250 sales and marketing personnel who are local nationals. Stryker distributes its products through sales subsidiaries with offices located in The Netherlands, Belgium, France, Italy, the United Kingdom, Germany, Spain, Hong Kong, China, Singapore, Korea, India, Taiwan, Japan, Australia, Malaysia, Canada and Moscow. Stryker exports products to dealers in Latin America, the Middle East and Japan, and to customers in the CIS (former Soviet Union). Additional information regarding the Company's foreign and domestic operations andexport sales appearing in "Note 8--Geographic Data" on page 42 (page 45 of the 1993 Annual Report) is incorporated herein by reference.

The Company's business is generally not seasonal in nature; however, in 1993 and 1992 sales and earnings have been stronger in the fourth quarter than in the previous three quarters.

COMPETITION

The Company is one of the two leading competitors in the U.S. market for powered surgical instruments, the other being Zimmer, USA Inc. (a subsidiary of Bristol-Myers, Squibb, Inc.). While competition abroad varies from area to area, the Company believes it is also a leading factor in the international market, with Aesculap-Werke AG, a large European manufacturer, being its principal competitor.

In the orthopaedic reconstructive products market Stryker is one of the four market leaders, with the principal competitors being Zimmer, Howmedica, Inc. (a subsidiary of Pfizer, Inc.) and DePuy (a subsidiary of Boehringer Mannheim Corporation, a German company).

In the arthroscopy market, the Company considers itself to be one of the three market leaders, with the principal competitors being Dyonics, Inc. (a subsidiary of Smith & Nephew) and Linvatec/Concept, Inc. (a subsidiary of Bristol-Myers, Squibb, Inc.). In the laparoscopic imaging products market, the Company considers itself to be one of the four market leaders with the principal competitors being Karl Stroz GmbH & Co. (a German company), Olympus Optical
Co. Ltd. (a Japanese company) and Circon Corporation.

The Company's primary competitor in the specialty stretcher/bed market and the general hospital bed market is Hill-Rom (a divison of Hillenbrand Industries).

In the outpatient physical therapy market the Company's primary competitors are physician owned/independent practices and hospital-based services. There are also a few national rehabilitation companies, such as HealthSouth Corporation, NovaCare, Inc./RehabClinics, Inc. and Rehability Corporation.

The principal factors which the Company believes differentiate its products in these highly competitive markets and enable it to compete effectively are innovative products, reliability, service and reputation. The Company is not able to predict the effect that continuing efforts to reduce health care expenses generally and hospital costs in particular will have on the future sales of its products or its competitive position. (See "Regulation and Product Quality.") The Company believes that its competitive position in the future will depend to a large degree upon the new products and improvements in existing products it is able to develop. While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or attribute of a product represents a unique design or process. Patent or trademark protection of such products restricts competitors from duplicating these unique product designs and features. Stryker seeks to obtain patent protection whenever possible on its products. The Company currently has approximately 70 U.S. patents and 10 foreign patents which generally expire in the next 10-15 years.

MANUFACTURING AND SOURCES OF SUPPLY

The Company's manufacturing processes consist primarily of precision machining, metal fabrication, assembly operations and the investment casting of cobalt chrome and finishing of cobalt chrome and titanium. Approximately 15% of the Company's cost of sales in 1993 represented finished products which were purchased complete from outside suppliers. The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components and uses outside sources for certain finishing operations such as plating, hardening and coating of machined components and sterilization of certain products. The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys. In all, purchases from outside sources were approximately 54% of the total cost of sales in 1993.

While the Company relies on single sources for certain purchased materials and services, it believes alternate sources are available if needed. The Company has not experienced any significant difficulty in the past in obtaining the materials necessary to meet its production schedules.

The Company's patient handling products are assembled to order, while other products are stocked in inventory.

REGULATION AND PRODUCT QUALITY

The Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, the Safe Medical Devices Act of 1990, and regulations issued or proposed thereunder, provide for regulation by the FDA of the manufacture of medical devices, including most of the Company's products.

The FDA's "Good Manufacturing Practices" guidelines set forth standards for the Company's manufacturing processes, require the maintenance of certain records and provide for unscheduled inspections of the Company's facilities by the FDA. There are also certain requirements of state, local and foreign governments which must be complied with in the manufacturing and marketing of the Company's products. The Company believes that the manufacturing and quality control procedures it employs meet the requirements of these regulations.

Most of the Company's new products fall into FDA classifications which require notification of and review by the FDA before marketing (submitted as 510(k)). Certain of the Company's new implant products and the Osteogenic Protein Device (see "Product Development") require extensive clinical testing, consisting of safety and efficacy studies, followed by a Pre-Market Approval (PMA) application. A panel of industry and medical experts review the results of clinical studies and make their recommendations to the FDA. Upon positive recommendation by the panel, the FDA may grant a PMA allowing the product to be marketed.

Government agencies and legislative bodies in the United States and other countries are considering various proposals designed to hold down increases in health care costs. It is impossible to predict at this time the long-term impact of such cost containment measures on the Company's future business.

EMPLOYEES

At December 31, 1993, the Company had 3,228 employees worldwide, including 1,214 involved in manufacturing, warehousing and distribution operations, 777 in marketing and sales, 223 in research, development and engineering and the balance in general management and administration. No employees are covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

The Company's principal facilities are located in Kalamazoo and Portage, Michigan. A 190,000 square foot Portage facility completed in 1992 houses manufacturing (80,000 square feet) and warehousing and distribution (25,000 square feet) for surgical instrument products, with the remaining portion of the facility used for Division offices. The Medical Division is located in two facilities, one in Portage which was completed in 1985 and contains manufacturing and warehousing (122,000 square feet) and Division offices
(23,000 square feet), and another in Kalamazoo which contains manufacturing and warehousing (64,000 square feet) and offices (22,000 square feet).

The Company leases 185,000 square feet in an industrial park in Allendale, New Jersey for its orthopaedic implant business; 56,000 square feet in San Jose, California for its endoscopic systems business; 28,000 square feet in Clackamas, Oregon for production of maternity beds and furniture; and 40,000 square feet in Arroyo, Puerto Rico for the assembly of disposable tubing sets and other manufacturing. The Company's 72 physical therapy clinics are all located in leased offices.

The Company's principal European facilities are located in two buildings (one of which is leased) in Uden, The Netherlands. Of the total 70,000 square feet (22,000 of which is leased) 41,000 square feet are devoted to production (principally hospital beds and related equipment) and 11,300 square feet to warehousing, with the balance used for administrative offices. In addition, the Company leases 16,000 square feet in Bordeaux, France for its spinal implant manufacturing operation. Manufacturing and warehousing account for 11,000 square feet of the total and the remainder is used for administrative offices. The Company also leases other foreign sales and administration offices.

In addition, the Company leases 12,000 square feet in Kalamazoo, Michigan for its administrative offices.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant and plaintiff in various legal actions arising in the normal course of business. The Company does not anticipate material losses as a result of these actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS

Certain information with respect to the executive officers of the Company is set forth in Item 10 of this report.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol STRY. Quarterly stock prices and dividend information appearing under the caption "Summary of Quarterly Data" on page 44 (page 47 of the 1993 Annual Report) are incorporated herein by reference. The Company's Board of Directors intends to consider a year-end cash dividend annually at its December meeting.

On December 31, 1993 there were 3,951 stockholders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The financial information for each of the five years in the period ended December 31, 1993 under the caption "Ten Year Review" on page 29 (pages 32 and 33 of the 1993 Annual Report) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30 through 32 (pages 34 through 36 of the 1993 Annual Report) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries and report of independent auditors, included on pages 33 through 45 (pages 37 through 48 of the 1993 Annual Report) are incorporated herein by reference.

Quarterly results of operations appearing under the caption "Summary of Quarterly Data" on page 44 (page 47 of the 1993 Annual Report) are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Information regarding the directors of the Company appearing under the caption "Election of Directors" in the 1994 proxy statement is incorporated herein by reference.

Information regarding the executive officers of the Company appears below. All officers are elected annually. Reported ages are as of January 31, 1994.

John W. Brown, age 59, has been Chairman of the Board since January 1981, and President and Chief Executive Officer of the Company since February 1977. He is also a director of Lunar Corporation, a medical products company, First of America, a bank, and the Health Industry Manufacturers Association and a Trustee of Kalamazoo College.

Ronald A. Elenbaas, age 40, was appointed President of the Surgical Group in 1985 and has been a Vice President of the Company since August 1983. Previously he was the Director of Surgical Sales since May 1982. Since joining the Company in September 1975 he has held various other positions, including Sales Representative, Marketing Product Manager, Plant Manager, Canadian Sales Director, Assistant to the President and Director of Customer Relations.

William T. Laube, III, age 54, was appointed President of Stryker Pacific Limited in 1985 and has been a Vice President of the Company since March 1979. Since joining the Company in July 1975 he has held various international sales management positions.

Robert D. Monk, age 42, was appointed Treasurer-Controller upon joining the Company in March 1984. He was also appointed Assistant Secretary in February 1991.

David J. Simpson, age 47, was appointed Vice President, Chief Financial Officer and Secretary upon joining the Company in June 1987. He had previously been Vice President and Treasurer of Rexnord Inc., a manufacturer of industrial and aerospace products, since July 1985.

Thomas R. Winkel, age 41, was appointed President of Stryker Americas/Middle East in March 1992 and has been a Vice President of the Company since December 1984. He had previously been Vice President, Administration since June 1987. Since joining the Company in October 1978 he has held various other positions, including Assistant Controller, Secretary and Corporate Controller.

An amended Form 5 was filed with the Securities and Exchange Commission in June 1993 by John W. Brown, Chairman of the Board, President and Chief Executive Officer of the Company, when it was realized that a charitable gift of 2,625 Shares of Common Stock of the Company made by him had been omitted from the original filing.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding the compensation of the management of the Company appearing under the captions "Director Compensation" and "Executive Compensation" in the 1994 proxy statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions "Beneficial Ownership of More than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the 1994 proxy statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Executive compensation plans and arrangements are referenced as exhibits 10(i) and (ii).)

          (a)(1) and (2) -   The response to this portion of Item 14 is
                             submitted as a separate section of this report following the signature page.

                  (a)(3) -   Exhibits

                      Exhibit 3 - Articles of incorporation and by-laws

                       (i) Restated Articles of Incorporation and amendment thereto dated December 28, 1993.

                      (ii) By-Laws--Incorporated by reference to Exhibit 3(ii) to the Company's Form 10-Q for the quarter ended June 30, 1988 (Commission File No. 0-9165).

                      Exhibit 4 - Instruments defining the rights of security
                             holders, including indentures--The Company agrees to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of the Company and its subsidiaries not exceeding 10% of the total assets of the Company and its consolidated subsidiaries is authorized.

                      Exhibit 10-Material contracts

                        (i)* 1988 Stock Option Plan as amended--Incorporated by
                             reference to Exhibit 10(i) to the Company's
                             Form 10-K for the year ended December 31, 1992 (Commission File No. 0-9165).

                       (ii)* Description of bonus arrangements between the
                             Company and certain officers, including Messrs. Brown, Elenbaas, Laube, Simpson and Winkel.

                      Exhibit 11-Statement re computation of per share earnings

                        (i) Statement Re: Computation of net earnings per share

                      Exhibit 13-Annual report to security holders

                        (i) Portions of the 1993 Annual Report that are incorporated herein by reference

                      Exhibit 21-Subsidiaries of the registrant

                       (i)   List of Subsidiaries

*compensation arrangement

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K--continued

                      Exhibit 23-Consents of experts and counsel

                        (i)  Consent of Independent Auditors

          (b) Reports on Form 8-K - No reports on Form 8-K were required to be filed in the fourth quarter of 1993.

          (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report following the signature page.

          (d) Financial statement schedules - The response to this portion of Item 14 is submitted as a separate section of this report following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           STRYKER CORPORATION

Date: March 18, 1994                       DAVID J. SIMPSON
                                           David J. Simpson, Vice President,
                                           Chief Financial Officer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



JOHN W. BROWN               3/18/94      DAVID J. SIMPSON               3/18/94
John W. Brown, Chairman, President       David J. Simpson, Vice President, Chief
  and Chief Executive Officer              Financial Officer and Secretary
  (Principal Executive Officer)            (Principal Financial Officer)



HOWARD E. COX, JR.          3/18/94      ROBERT D. MONK                 3/18/94
Howard E. Cox, Jr. - Director            Robert D. Monk, Treasurer/Controller
                                           (Principal Accounting Officer)



DONALD M. ENGELMAN          3/18/94      RONDA E. STRYKER               3/18/94
Donald M. Engelman, Ph.D. - Director     Ronda E. Stryker - Director



JEROME H. GROSSMAN          3/18/94      GERARD THOMAS                  3/18/94
Jerome H. Grossman, M.D. - Director      Gerard Thomas - Director



JOHN S. LILLARD             3/18/94      WILLIAM U. PARFET              3/18/94
John S. Lillard - Director               William U. Parfet - Director

                          ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a)(1) and (2), (c) and (d)

          LIST OF FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

                               CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED DECEMBER 31, 1993

                              STRYKER CORPORATION

                              KALAMAZOO, MICHIGAN

FORM 10-K--ITEM 14(a)(1), (2) AND (d)

STRYKER CORPORATION AND SUBSIDIARIES

Index to Financial Statements and Financial Statement Schedules


The following consolidated financial statements of Stryker Corporation and subsidiaries and report of independent auditors, included in the annual stockholders report of the registrant for the year ended December 31, 1993, are incorporated by reference in Item 8:

    Report of independent auditors

    Consolidated balance sheet--December 31, 1993 and 1992.

    Consolidated statement of earnings--years ended December 31, 1993, 1992 and 1991.

    Consolidated statement of stockholders' equity--years ended December 31, 1993, 1992 and 1991.

    Consolidated statement of cash flows--years ended December 31, 1993, 1992 and 1991.

    Notes to consolidated financial statements--December 31, 1993.

The following consolidated financial statement schedules of Stryker Corporation and subsidiaries are included in Item 14(d):

    Schedule I--Marketable securities-other investments

    Schedule VIII--Valuation and qualifying accounts

    Schedule IX--Short-term borrowings

    Schedule X--Supplementary income statement information

    Schedule XIII--Other investments

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                    SCHEDULE I -- MARKETABLE SECURITIES AND OTHER INVESTMENTS

                                                 STRYKER CORPORATION AND SUBSIDIARIES
                                                            December 31, 1993




                   Col. A.                          Col. B                Col. C               Col. D.                 Col. E
            Name of issuer and               Number of shares or    Cost of each issue     Market value of         Amount at which
            title of each issue                units--principal                             each issue at         each portfolio of
                                              amounts of bonds                            balance sheet date       equity security
                                                  and notes                                                        issues and each
                                                                                                                other security issue
                                                                                                                   carried in the
                                                                                                                    balance sheet
____________________________________________________________________________________________________________________________________

MARKETABLE SECURITIES (1)
Certificates of Deposit                             $4,100,000           $4,100,000            $4,100,000              $4,100,000
Commercial Paper                                     2,600,000            2,600,000             2,600,000               2,600,000
U.S. Government Obligations                         43,000,000           43,608,690            43,458,807              43,608,690
Oregon Electric Revenue Bond--Series D               2,000,000            2,007,500             2,017,380               2,007,500
Wisconsin 5.75% Bond--Series A                       2,000,000            2,058,340             2,022,640               2,058,340
New Jersey 3.0% Tax & Revenue
    Anticipation Note-Series A                       5,000,000            5,030,883             5,027,883               5,030,883
Los Angeles County 3.0% Tax & Revenue
    Anticipation Note-Series A                       4,000,000            4,036,093             4,045,933               4,036,093
University of Texas 5.10% Permanent University
    Fund Bond - Series B                             2,000,000            2,027,720             2,026,140               2,027,720
Puerto Rico Commonwealth 3.0% Tax and Revenue
    Anticipation Note - Series A                     2,000,000            2,005,140             2,010,660               2,005,140
Arlington County, Virginia 3.6% Bond
    Anticipation Note                                3,000,000            3,019,950             3,025,350               3,019,950
Texas 3.25% Note Tax & Revenue Anticipation Note     5,000,000            5,024,736             5,040,886               5,024,736
Milwaukee, Wisconsin 5.1% Sewer Bond                 2,000,000            2,055,160             2,033,160               2,055,160
New Hampshire 3.7% Capital Improvement Bond          1,000,000            1,005,600             1,008,320               1,005,600
Tallahassee, Florida 3.6% Electric Revenue
    Bond-Series A                                    2,000,000            2,000,000             2,014,360               2,000,000
Alabama 3.7% School Revenue Bond                     2,000,000            2,010,060             2,020,920               2,010,060
Arizona 3.6% Revenue Bond - Series A                 1,030,000            1,029,042             1,041,175               1,029,042
Indiana 3.8% Municipal Power Revenue
    Bond-Series B                                    1,655,000            1,655,000             1,675,241               1,655,000
Omaha, Nebraska 3.4% PPD Revenue Bond-Series A       1,000,000            1,000,000             1,003,260               1,000,000
Virginia 4.5% Public Facilities Bond                 2,000,000            2,029,020             2,042,260               2,029,020
Gwinnett County, Georgia 4.125% Bond                 3,000,000            3,041,532             3,054,792               3,041,532
Hawaii 3.85% Bond - Series CD                        3,000,000            3,000,963             3,030,903               3,000,963
Maryland 3.625% Transportation Bond                  4,000,000            4,038,556             4,044,156               4,038,556
Utah 3.90% IPA Revenue Bond                          2,500,000            2,540,692             2,551,192               2,540,692
Maine Student Educational Loan Marketing Corp.       2,000,000            2,000,000             2,003,820               2,000,000
                                                     _________            _________             _________               _________
                                                                       $102,924,677          $102,899,238            $102,924,677
                                                                       ============          ============            ============
(1) All of the marketable securities have maturities of four years or less.

                                      SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                              STRYKER CORPORATION AND SUBSIDIARIES

             Col. A                   Col. B                         Col. C                          Col. D               Col. E

                                                                    ADDITIONS
           Description         Balance at Beginning           (1)             (2)             Deductions--Describe    Balance at End
                                     of Period         Charged to Costs  Charged to Other              (A)               of Period
                                                         and Expenses    Accounts-Describe
____________________________________________________________________________________________________________________________________

DEDUCTED FROM ASSET ACCOUNTS
Allowance for Doubtful
   Accounts:

 Year ended December 31, 1993        $2,900,000            $1,660,000                                $760,000            $3,800,000
                                     ==========            ==========                                ========            ==========

 Year ended December 31, 1992        $2,500,000            $1,060,000                                $660,000            $2,900,000
                                     ==========            ==========                                ========            ==========

 Year ended December 31, 1991        $1,300,000            $1,440,000                                $240,000            $2,500,000
                                     ==========            ==========                                ========            ==========



(A) Uncollectable amounts written off, net of recoveries

                                                SCHEDULE IX -- SHORT-TERM BORROWINGS

                                                STRYKER CORPORATION AND SUBSIDIARIES

         Col. A                                Col. B               Col. C               Col. D           Col. E          Col. F
                                                                   Weighted             Maximum           Average        Weighted
 Category of Aggregate                     Balance at End          Average               Amount           Amount          Average
 Short-Term Borrowings                       of Period          Interest Rate          Outstanding      Outstanding    Interest Rate
                                                                                       During the       During the       During the
                                                                                         Period         Period (A)       Period (B)
____________________________________________________________________________________________________________________________________
Notes payable to banks:

 Year ended December 31, 1993                  $777,000               12.5%             $2,191,000       $1,116,000         11.4%
                                               ========               =====             ==========       ==========         =====

 Year ended December 31, 1992                        $0                                 $6,480,000       $1,922,000          6.9%
                                                     ==                                 ==========       ==========          ====

 Year ended December 31, 1991                $6,746,000                8.1%             $6,746,000       $4,620,000          9.6%
                                             ==========                ====             ==========       ==========          ====



(A) Month-end balances divided by 12 months
(B) Interest expense divided by (A)

          SCHEDULE X --SUPPLEMENTARY INCOME STATEMENT INFORMATION

                   STRYKER CORPORATION AND SUBSIDIARIES


       Col. A                                      Col. B

        ITEM                            Charged to Costs and Expenses

                                            Year Ended December 31
                                 _________________________________________

                                     1993           1992           1991
                                 _________________________________________

 Advertising costs                $8,097,000     $7,345,000     $6,038,000
                                  ==========     ==========     ==========





Amounts for maintenance and repairs; amortization of tangible assets, pre-operating costs and similar deferrals; taxes, other than payroll and income taxes; and royalties are not presented as such amounts are less than 1% of net sales.

                                                   SCHEDULE XIII -- OTHER INVESTMENTS

                                                  STRYKER CORPORATION AND SUBSIDIARIES
                                                             December 31, 1993

        Col. A                                  Col. B                 Col. C                    Col. D                 Col. E
    Name of issuer                         Number of shares       Amount of equity              Amount of              Value at
  and title of issue                                              in net profit and           dividends or         close of period
                                                                 loss for the period            interest
____________________________________________________________________________________________________________________________________
Matsumoto Medical Instruments, Inc.             341,200               $1,926,000                      $0              $32,568,571
                                                =======               ==========                      ==              ===========






FORM 10-K--ITEM 14(c)

STRYKER CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit                                                                   Page*

 (3)  Articles of incorporation and by-laws

      (i) Restated Articles of Incorporation. . . . . . . . . . . . . . .   22

     (ii) By-Laws . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11**

(10)  Material contracts

      (i) 1988 Stock Option Plan as amended . . . . . . . . . . . . . . .   11**

     (ii) Description of bonus arrangements between the Company and certain officers including, Messrs. Brown, Elenbaas,
             Laube, Simpson and Winkel . . . . . . . . . . . . . . . . . .  27

(11)  Statement re computation of per share earnings

      (i) Statement Re:  Computation of net earnings per share. . . . . .   28

(13)  Annual report to security holders

      (i) Portions of the 1993 Annual Report are
             incorporated here by reference. . . . . . . . . . . . . . . .  29

(21)  Subsidiaries of the registrant

      (i) List of Subsidiaries. . . . . . . . . . . . . . . . . . . . . . . 48

(23)  Consents of experts and counsel

      (i) Consent of Independent Auditors . . . . . . . . . . . . . . . . . 49


 * Page number in sequential numbering system where such exhibit can be found, or it is stated that such exhibit is incorporated by reference.

** Incorporated by reference in this Annual Report on Form 10-K.

                           CERTIFICATE OF AMENDMENT
                                      OF
                      RESTATED ARTICLES OF INCORPORATION
                                      OF
                              STRYKER CORPORATION
                            _______________________

     1. The present name of the corporation is Stryker Corporation. The registered office of the corporation is 2725 Fairfield Road, Kalamazoo, Michigan 49002.

     2.   The former name of the corporation was Orthopedic Frame Company.

     3. The date of filing of the original Articles of Incorporation was February 20, 1946.

     4. Section A of Article III of the Articles of Incorporation, as amended and restated to date, is hereby amended to increase the authorized Common Stock to 150,000,000 shares, and as so amended shall read in its entirety as follows:

   A. The aggregate number of shares of all classes of stock which the corporation shall have authority to issue is 150,500,000 to be divided into two classes consisting of 500,000 shares of a class designated "Preferred Stock", of the par value of One Dollar ($1) per share, and 150,000,000 shares of a class designated "Common Stock", of the par value of Ten Cents ($.10) per share.

     5. This amendment was duly adopted by the shareholders of the corporation on the 27th day of April, 1993 in accordance with the provisions of subsection
(2) of Section 611 of the Business Corporation Act of Michigan.

Dated this 28th day of December, 1993.

                                           STRYKER CORPORATION




                                           By   JOHN W. BROWN
                                                John W. Brown, Chairman,
                                                President and Chief
                                                Executive Officer

                      RESTATED ARTICLES OF INCORPORATION
                                      OF
                              STRYKER CORPORATION

     1. These Restated Articles of Incorporation are executed pursuant to the provisions of Section 641-643 of the Business Corporation Act of Michigan (Act 284, Public Acts of 1972, as amended).

     2.   The present name of the corporation is Stryker Corporation.

     3.   The former name of the corporation was Orthopedic Frame Company.

     4. The date of filing the original Articles of Incorporation was February 20, 1946.

     5. The following Restated Articles of Incorporation supersedes the original Articles of Incorporation, as amended and restated to date, and shall be the Articles of Incorporation of the corporation.

                                   ARTICLE I

           The name of the corporation is Stryker Corporation.

                                  ARTICLE II

           The purpose of the corporation is to engage in any activity within the purposes for which corporations may be organized under the Business Corporation Act of Michigan. Without limiting in any manner the scope and generality of the foregoing, the corporation may manufacture and/or sell or lease hospital equipment, medical and surgical supplies and instruments and allied products and may buy, sell, lease or rent real estate and erect buildings in connection with the foregoing, or otherwise.

                                  ARTICLE III

           A. The aggregate number of shares of all classes of stock which the corporation shall have authority to issue is 50,500,000 to be divided into two classes consisting of 500,000 shares of a class designated "Preferred Stock", of the par value of One Dollar ($1) per share, and 50,000,000 shares of a class designated "Common Stock," of the par value of Ten Cents ($.10) per share.

           B. The relative rights, preferences and limitations of the shares of each class are as follows:

                  1. Preferred Stock. The Preferred Stock may be issued from time to time in one or more series, with such distinctive designation or title and in such number of shares as may be fixed by resolution of the Board of Directors without further action by shareholders.
           The Board of Directors is expressly granted authority to prescribe, by resolution or resolutions adopted before the issuance of any shares of a particular series of Preferred Stock, the relative rights and preferences of each series, and the limitations applicable thereto, including but not limited to the following:

                      (a) The voting powers full, special or limited, or no voting powers of each such series;

                      (b) The rate, terms and conditions on which dividends shall be paid, whether such dividends will be cumulative, and what preference such dividends shall have in relation to the dividends on other series or classes of stock;

                      (c) The rights, terms and conditions, if any, for conversion of such series of Preferred Stock into shares of other series or classes of stock;

                      (d) Any right of the corporation to redeem the shares of such series of Preferred Stock, and the price, time, and conditions of such redemption, including the provisions for any sinking fund; and

                      (e) The rights of holders of such series of Preferred Stock in relation to the rights of other series and classes of stock upon the liquidation, dissolution or distribution of the assets of the corporation.

                  Unless the Board of Directors otherwise provides in the resolution establishing a series of Preferred Stock, upon repurchase by the corporation, redemption or conversion, the shares of Preferred Stock shall revert to authorized but unissued shares and may be reissued as shares of any series of Preferred Stock.

                  2.   Common Stock.

                      (a) Subject to the prior payment or provision therefor of dividends on the Preferred Stock, the holders of the Common Stock shall be entitled to receive out of the funds of the corporation legally legally available for such purpose dividends as and when declared by the Board of Directors.

                      (b) In the event of any liquidation, dissolution or distribution of the assets of the corporation and after satisfaction of the preferential requirements of the Preferred Stock, the holders of Common Stock shall be entitled to share ratably in the distribution of all remaining assets of the corporation available for distribution.

                      (c) The holders of the Common Stock shall be entitled to one vote for each share held by them of record on the books of the corporation.

                                  ARTICLE IV

           The shareholders of the corporation shall have no preemptive right to acquire additional or treasury shares of the corporation. All preemptive rights existing prior to the date hereof, whether created by statute or common law, are abolished.

                                   ARTICLE V

           The address of the current registered office is: 420 Alcott Street, Kalamazoo, Michigan 49001. The name of the current resident agent is David J. Simpson.

                                  ARTICLE VI

           The duration of the corporation is perpetual.

                                  ARTICLE VII

           The liability to the corporation and its shareholders of each and every person who is at any time a director of the corporation for acts or omissions in such person's capacity as a director is and shall be limited and eliminated to the full extent authorized or permitted by the Michigan Business Corporation Act, as it now exists or may hereafter be amended. Any amendment, alteration or repeal of this Article VII by the shareholders of the corporation shall not adversely affect any right or protection of a director of the corporation for or with respect to any act or omission of such director occurring prior to, or at the time of, such amendment, alteration or repeal.

           6. The Restated Articles of Incorporation were duly adopted by the Board of Directors on the 29th day of July, 1988, without a vote of the shareholders, in accordance with the provisions of Section 642 of the Business Corporation Act of Michigan. The Restated Articles of Incorporation only restate and integrate and do not further amend the Articles of Incorporation as heretofore amended, and there is no material discrepancy between the provisions of the Articles of Incorporation as heretofore amended and the provisions of these Restated Articles of Incorporation.

Dated this 29th day of July, 1988.

                                   STRYKER CORPORATION



                                   By   JOHN W. BROWN
                                        John W. Brown, Chairman,
                                        President and Chief
                                        Executive Officer

                                                               EXHIBIT (10)(ii)





                       DESCRIPTION OF BONUS ARRANGEMENTS


The Company has entered into bonus arrangements with certain executive officers for 1994, including Mr. Brown, Mr. Elenbaas, Mr. Laube, Mr. Simpson and
Mr. Winkel, based on specific performance criteria including sales, profits and asset management. The aggregate amount of such bonuses is not expected to exceed $1,200,000.

                                                                   EXHIBIT (11)


       STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK


                                                  Year Ended December 31
                                              1993         1992         1991


Average number of shares outstanding      48,356,000   47,716,000   47,526,000
                                          __________   __________   __________
Net earnings                             $60,205,000  $47,700,000  $33,075,000
                                         ===========  ===========  ===========
Earnings per share of common stock:
   Net earnings                                $1.25        $1.00         $.70

Primary:
  Average shares outstanding              48,356,000   47,716,000   47,526,000

  Net effect of dilutive stock options,
    based on the treasury stock method
    using average market price               536,000    1,173,000    1,228,000
                                          __________   __________   __________
      Total Primary Shares                48,892,000   48,889,000   48,754,000
                                          ==========   ==========   ==========
Fully Diluted:
  Average shares outstanding              48,356,000   47,716,000   47,526,000

  Net effect of dilutive stock options,
    using the year-end market price, if
    higher then average market price         586,000    1,199,000    1,447,000
                                          __________   __________   __________
      Total Fully Diluted Shares          48,942,000   48,915,000   48,973,000
                                          ==========   ==========   ==========



Note: Shares subject to stock options are not included in the earnings per share computation because the present effect thereof is not materially dilutive.

TEN-YEAR REVIEW
(dollars in thousands, except per share amounts)

Summary of Operations                 1993      1992      1991      1990      1989      1988      1987      1986      1985      1984
Net Sales                         $557,335  $477,054  $364,825  $280,634  $225,860  $178,636  $148,095  $129,183  $108,377   $89,779
Costs and expenses:
 Cost of sales                     256,748   221,650   172,477   132,882   106,899    85,037    71,420    64,090    54,029    44,832
 Research, development and
  engineering                       36,199    32,313    23,703    19,663    15,572    12,193     8,888     6,509     5,706     3,809
 Selling, general and
  administrative                   172,446   149,390   117,089    92,384    71,761    55,046    45,776    39,946    33,778    28,966
                                   _______   _______   _______   _______   _______   _______   _______   _______   _______   _______
                                   465,393   403,353   313,269   244,929   194,232   152,276   126,084   110,545    93,513    77,607
                                   _______   _______   _______   _______   _______   _______   _______   _______   _______   _______
Operating Income                    91,942    73,701    51,556    35,705    31,628    26,360    22,011    18,638    14,864    12,172
Other income (expense)               4,123     3,239     1,789     2,395      (598)     (360)       14        77       473       700
                                   _______   _______   _______   _______   _______   _______   _______   _______   _______   _______
Earnings Before Income Taxes
 and Extraordinary Item             96,065    76,940    53,345    38,100    31,030    26,000    22,025    18,715    15,337    12,872
Income taxes                        35,860    29,240    20,270    14,475    11,800    10,140     9,300     8,502     6,770     5,749
                                   _______   _______   _______   _______   _______   _______   _______   _______   _______   _______
Earnings Before Extraordinary Item  60,205    47,700    33,075    23,625    19,230    15,860    12,725    10,213     8,567     7,123
Extraordinary gain (net)                                           9,910
                                   _______   _______   _______   _______   _______   _______   _______   _______   _______   _______
Net Earnings                       $60,205   $47,700   $33,075   $33,535   $19,230   $15,860   $12,725   $10,213    $8,567    $7,123
                                   =======   =======   =======   =======   =======   =======   =======   =======   =======   =======
Earnings Per Share of
 Common Stock: (a)
 Before extraordinary item           $1.25     $1.00      $.70      $.50      $.41      $.34      $.27      $.22      $.19      $.15
 Extraordinary gain                                                  .21
 Net Earnings                        $1.25     $1.00      $.70      $.71      $.41      $.34      $.27      $.22      $.19      $.15

Dividend Per Share of
 Common Stock                         $.07      $.06      $.05

Average Number of Shares
 Outstanding - in thousands (a)     48,356    47,716    47,526    47,396    47,178     46,864    46,734    46,410    46,146   45,972

(a) Adjusted for the three-for-two stock splits effective August 16, 1985 and May 19, 1989; and the two-for-one stock splits effective May 11, 1987 and May 13, 1991.


Financial and Statistical Data        1993      1992      1991      1990      1989       1988      1987      1986      1985     1984

Cash and Marketable Securities     152,637    91,752    80,029    54,052    19,282      4,602     5,999     8,390    12,163   11,032
Working Capital                    213,965   168,197   140,296   117,877    89,594     70,071    56,399    43,538    37,970   31,202

Current Ratio                          2.6       2.7       2.6       3.0       3.5        3.4       3.3       2.9       3.0      3.2
Property, Plant and
 Equipment - Net                    67,707    59,649    36,056    28,700    22,918     20,703    17,658    17,018    14,689   10,156

Capital Expenditures                20,160    31,618    16,570    11,935     7,106      7,987     3,895     5,377     6,818    4,468
Depreciation and Amortization       16,183    11,382    11,796     7,109     6,312      5,999     5,402     3,860     3,068    1,987

Total Assets                       454,204   340,272   270,316   209,521   152,333    124,830   104,965    89,323    73,448   58,901
Long-Term Debt                      31,282     1,433     1,400     1,900     2,655      3,121     3,704     3,951     4,242    3,652

Stockholders' Equity               288,434   232,261   179,875   147,875   112,029     91,019    75,216    60,455    49,131   40,151
Return on Average Equity              23.1      23.1      20.2      18.2      18.9       19.1      18.8      18.6      19.2     19.6

Number of Stockholders of Record     3,951     3,512     2,914     2,400     2,294      2,049     2,055     1,626     1,427    1,450
Number of Employees                  3,228     2,906     2,448     1,913     1,599      1,408     1,180     1,073       948      789

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The table below outlines the components of the consolidated statement of earnings as a percentage of net sales:

                                  Percentage of Net            Percentage
                                        Sales                   Increase
                                ______________________      __________________
                                1993     1992     1991      1993/92    1992/91

Net Sales                      100.0%   100.0%   100.0%        17%        31%
Cost of sales                   46.1     46.5     47.3         16         29
Research, development and
 engineering expense             6.5      6.8      6.5         12         36
Selling, general and
 administrative expense         30.9     31.3     32.1         15         28

Operating Income                16.5     15.4     14.1         25         43
Other income                      .7       .7       .5

Earnings Before Income Taxes    17.2     16.1     14.6         25         44
Income taxes                     6.4      6.1      5.5         23         44

Net Earnings                    10.8%    10.0%     9.1%        26         44


1993 COMPARED TO 1992

Stryker Corporation's net sales increased 17% in 1993 to $557.3 million as demand for the Company's products, which are sold to hospitals throughout the world, continued to grow. Increased unit volume accounted for the entire increase as higher selling prices in 1993 provided only 1% growth and were essentially offset by the effect of changes in foreign currency exchange rates.

Uncertainty over the impact of U.S. health care reform programs has generally slowed domestic sales of medical devices. In addition, in an effort to reduce their costs, purchasers of the Company's orthopaedic implants domestically have shifted their purchasing mix toward the Company's lower-cost implants. Despite these factors, the Company's total domestic sales grew 14% in 1993. International sales increased 22% in 1993 led by Osteonics orthopaedic implant and Dimso spinal implant sales. International sales expanded to 32% of total sales in 1993 compared to 31% in 1992.

Surgical product sales (principally orthopaedic products) increased 13% for the year. The domestic sales growth in Surgical products was led by Stryker Instruments' High Vacuum Cement Injection System and new Surgilav Plus pulsed irrigation system, Osteonics' knee implants and Stryker Endoscopy's newly introduced third generation Model 782 3-Chip Camera. The international sales growth of Surgical products was led by Osteonics orthopaedic implant sales by the Company's Pacific Division and Dimso spinal implant system sales by all the Company's international divisions. Sales of Medical products (principally specialty stretchers/beds and physical therapy services) increased 33%, led by the introduction of the MPS Primary Acute Care Bed in the third quarter, increased revenues from physical therapy services and increased sales of patient handling equipment.

Cost reduction programs at several of the Company's divisions and the higher mix of international sales lowered the cost of sales percentage in 1993 compared to 1992. Research, development and engineering expense increased 12% as the Company spent $36.2 million on product development in 1993 compared to $32.3 million in 1992. This commitment to product development resulted in several new products in 1993 including the MPS Primary Acute Care Bed, the Quadracut ACL/Shaver System for arthroscopy, the SurgiLav Plus pulsed irrigation system, and the Series 7000 Primary Posterially Stabilized Knee and Modular

Tibia System. Selling, general and administrative expense increased 15% in 1993, principally as a result of larger sales forces in the Company's Instruments and Medical Divisions.

However, this cost increase was contained below the percentage growth in sales and these costs dropped to 30.9% of sales in 1993 compared to 31.3% in 1992.

The effective tax rate decreased to 37.3% in 1993 compared to 38.0% in 1992 due to lower effective foreign tax rates. Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". The cumulative effect of the change in the method of accounting on net earnings was not material. Net earnings in 1993 were $60.2 million, a 26% increase over the Company's earnings in 1992 of $47.7 million.

In the fourth quarter of 1993, net sales reached a record level of $145.2 million and net earnings were $17.8 million or 12.2% of sales. Fourth quarter net earnings as a percent of sales was higher than the previous three quarters of the year because manufacturing costs and operating expenses increased at a slower rate than sales.

1992 COMPARED TO 1991

Stryker Corporation's net sales increased 31% in 1992 to $477.1 million compared to $364.8 million in 1992. Increased unit volume generated a 28% sales increase, increased selling prices added 2% and a 1% increase was due to changes in foreign currency exchange rates. Sales of the Company's Surgical products increased 30% for the year led domestically by Stryker Endoscopy's 3-Chip Camera system, the newly introduced Osteonics Series 7000 Total Knee System and the System 2000 heavy-duty battery-powered instrument line. The international sales growth in Surgical products was led by the introduction of the Osteonics knee line in Japan. Sales of Medical products increased 34%, led by gains in physical therapy revenues and nearly the entire line of patient-handling equipment.

Cost of sales increased 29% in 1992 and represented 46.5% of sales compared to 47.3% in 1991. The lower cost of sales percentage in 1992 resulted from cost reduction programs implemented at several of the Company's divisions and from increased unit volume. Research, development and engineering expense increased 36% as the Company spent $32.3 million on product development in 1992 compared to $23.7 million in 1991. This commitment to product development resulted in several new products in 1992 including the Series 7000 Total Knee System, the Company's third generation 3-Chip and 1-Chip Camera systems, the High Vacuum Cement Injection System for applying bone cement, and a warming stretcher for the recovery room. Selling, general and administrative expense increased 28% in 1992, principally as a result of the increased cost of larger sales forces in the Endoscopy, Instruments, Medical and Europe Divisions. These costs dropped to 31.3% of sales in 1992 compared to 32.1% in 1991.

The increase in other income is a result of modest foreign currency gains in 1992 of $188,000 compared to $898,000 of foreign currency losses in 1991. In addition, interest income, which is included in other income, increased in 1992 as a result of increased levels of cash and marketable securities.

The effective tax rate remained constant at 38.0% in 1992. Net earnings in 1992 were $47.7 million, a 44% increase over the Company's net earnings in 1991 of $33.1 million.

In the fourth quarter of 1992, net sales were $130.0 million and net earnings were $14.6 million or 11.2% of sales. Fourth quarter net earnings as a percent of sales was higher than the previous three quarters of the year because manufacturing costs and selling, general and administrative expenses increased at a slower rate than sales.

LIQUIDITY AND CAPITAL RESOURCES

Stryker's financial position continued to strengthen in 1993, with operating activities providing $86.1 million in cash. Working capital increased to $214.0 million from $168.2 million in the prior year. Accounts receivable increased 14% compared with the Company's 17% increase in sales and days sales outstanding in accounts receivable at the end of 1993 decreased to 47 days from 52 days at the end of 1992. Inventories actually decreased 4% in 1993 and days sales in inventory reflected even greater improvement, finishing 1993 at 114 days compared to 130 days at the end of 1992.

In August 1993, the Company purchased 20% of the outstanding shares of Matsumoto Medical Instruments, Inc., Osaka, Japan. The cost of the investment, which was based on net book value, was approximately $33 million and was financed by a five-year Japanese yen denominated fixed-rate bank borrowing. The investment is accounted for under the equity method. The Company's share of Matsumoto's net earnings in 1993 were immaterial to consolidated net earnings.

The Company's cash and marketable securities of $152.6 million at December 31, 1993, as well as anticipated cash flows from operations, are expected to be sufficient to fund planned future operating capital requirements. Should additional funds be required, the Company has unsecured lines of credit with banks totaling $39.0 million. At December 31, 1993, only $.8 million of these lines has been utilized to fund operating activities overseas.

CONSOLIDATED BALANCE SHEET
STRYKER CORPORATION AND SUBSIDIARIES

December 31
(in thousands, except per share amounts)              1993             1992

Assets

CURRENT ASSETS
Cash and cash equivalents                            $49,712          $43,091
Marketable securities                                102,925           48,661
Accounts receivable, less allowance of $3,800
   ($2,900 in 1992)                                   87,896           76,899
Inventories                                           76,582           79,391
Deferred income taxes                                 15,829           12,772
Prepaid expenses and other current assets             10,907            8,791
                                                     -------          -------
Total Current Assets                                 343,851          269,605

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements                      30,790           25,220
Machinery and equipment                               94,551           82,317
                                                     _______          _______
                                                     125,341          107,537
Less allowance for depreciation                       57,634           47,888
                                                     _______          _______
                                                      67,707           59,649

OTHER ASSETS
Intangibles, less accumulated amortization
   of $9,925 ($6,790 in 1992)                          7,795            9,370
Investment in affiliate                               32,569
Miscellaneous                                          2,282            1,648
                                                     _______          _______
                                                      42,646           11,018
                                                     _______          _______
                                                    $454,204         $340,272
                                                    ========         ========

Liabilities and Stockholders' Equity

CURRENT LIABILITIES
Notes payable                                           $777
Accounts payable                                      43,172          $38,269
Accrued compensation                                  28,270           25,067
Income taxes                                          21,107            9,979
Accrued expenses and other liabilities                35,678           26,901
Current maturities of long-term debt                     882            1,192
                                                     _______          _______
Total Current Liabilities                            129,886          101,408

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES          31,282            1,433

OTHER LIABILITIES                                      4,602            5,170

STOCKHOLDERS' EQUITY
Common stock, $.10 par value:
 Authorized--150,000 shares (50,000 in 1992)
 Outstanding--48,395 shares (48,303 in 1992)           4,840            4,830
Additional paid-in capital                            17,111           15,732
Retained earnings                                    268,367          211,550
Foreign translation adjustments                       (1,884)             149
                                                     _______          _______
Total Stockholders' Equity                           288,434          232,261
                                                     _______          _______
                                                    $454,204         $340,272
                                                    ========         ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF EARNINGS
STRYKER CORPORATION AND SUBSIDIARIES

Years Ended December 31
(in thousands, except per share amounts)        1993        1992         1991

Net Sales                                    $557,335    $477,054     $364,825

Costs and expenses:
 Cost of sales                                256,748     221,650      172,477
 Research, development and engineering         36,199      32,313       23,703
 Selling, general and administrative          172,446     149,390      117,089
                                              _______     _______      _______
                                              465,393     403,353      313,269
                                              _______     _______      _______
Operating Income                               91,942      73,701       51,556
Other income - net                              4,123       3,239        1,789
                                              _______     _______      _______
Earnings Before Income Taxes                   96,065      76,940       53,345
Income taxes                                   35,860      29,240       20,270
                                              _______     _______      _______
Net Earnings                                  $60,205     $47,700      $33,075
                                              =======     =======      =======
Net Earnings Per Share of Common Stock          $1.25       $1.00         $.70
                                              =======     =======      =======
Average Number of Shares Outstanding           48,356      47,716       47,526

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
STRYKER CORPORATION AND SUBSIDIARIES

Years Ended December 31                  Additional                    Foreign
(in thousands, except per      Common     Paid-In       Retained     Translation
   share amounts)              Stock      Capital       Earnings     Adjustments

Balance at January 1, 1991     $4,746      $4,757       $136,053        $2,319

Net earnings for 1991                                     33,075
Sales of 134 shares of common
 stock under option, including
 $799 income tax benefit           14       1,256
Cash dividend declared of
 $.05 per share of common stock                           (2,380)
Translation adjustment                                                      35
                               ______      ______       ________        ______
Balance at December 31, 1991    4,760       6,013        166,748         2,354

Net earnings for 1992                                     47,700
Sales of 706 shares of common
 stock under stock option and
 benefit plans, including
 $7,469 income tax benefit         70       9,719
Cash dividend declared of
 $.06 per share of common stock                           (2,898)
Translation adjustment                                                  (2,205)
                                ______     ______        _______        ______
Balance at December 31, 1992     4,830     15,732        211,550           149

Net earnings for 1993                                     60,205
Sales of 92 shares of common
 stock under stock option and
 benefit plans, including
 $393 income tax benefit            10      1,379
Cash dividend declared of
 $.07 per share of common stock                           (3,388)
Translation adjustment                                                  (2,033)
                                 ______    ______        _______        ______
Balance at December 31, 1993     $4,840   $17,111       $268,367       ($1,884)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
STRYKER CORPORATION AND SUBSIDIARIES

Years Ended December 31
(in thousands)                             1993          1992           1991

OPERATING ACTIVITIES
Net Earnings                             $60,205       $47,700        $33,075
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:
  Depreciation                            13,048        10,214          9,890
  Amortization                             3,135         1,168          1,906
  Provision for losses on
   accounts receivable                       900           400          1,200
  Deferred income taxes (credit)          (2,917)       (4,171)        (5,872)
  Changes in operating assets and
   liabilities:
   Increase in accounts receivable       (11,305)      (20,563)        (3,682)
   Decrease (increase) in inventories      2,271           726        (18,103)
   Increase in accounts payable            4,982         7,723          8,340
   Increase in income taxes               11,092           632          2,766
   Other                                   4,691         6,899          8,124
                                         _______       _______        _______
Net Cash Provided by Operating
 Activities                               86,102        50,728         37,644

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment                               (20,160)      (31,618)       (16,570)
Purchases of marketable securities       (54,264)      (21,553)       (11,728)
Business acquisitions                    (34,654)       (8,736)
                                         _______       _______        _______
Net Cash Used in Investing Activities   (109,078)      (61,907)       (28,298)

FINANCING ACTIVITIES
Proceeds from borrowings                  33,563                        4,401
Payments on borrowings                    (2,016)       (7,418)          (400)
Dividends paid                            (2,898)       (2,380)
Proceeds from exercise of stock options    1,389         9,789          1,270
Other                                       (126)         (376)          (198)
                                         _______       _______        _______
Net Cash Provided by (Used in)
 Financing Activities                     29,912          (385)         5,073

Effect of exchange rate changes on
 cash and cash equivalents                  (315)        1,734           (170)
                                         _______       _______        _______
Increase (Decrease) in Cash and
 Cash Equivalents                          6,621        (9,830)        14,249
Cash and cash equivalents at
 beginning of year                        43,091        52,921         38,672
                                         _______       _______        _______
Cash and Cash Equivalents at
 End of Year                             $49,712       $43,091        $52,921
                                         =======       =======        =======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STRYKER CORPORATION AND SUBSIDIARIES
December 31, 1993

1.  Significant Accounting Policies

BUSINESS: Stryker Corporation develops, manufactures and markets specialty surgical and medical products which are sold primarily to hospitals throughout the world.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. The Company's investment in affiliate represents a 20% investment and is accounted for by the equity method.

REVENUE RECOGNITION: Revenue is recognized on the sale of products when the related goods have been shipped or services have been rendered.

CASH EQUIVALENTS AND MARKETABLE SECURITIES: Cash equivalents are highly liquid investments with a maturity of three months or less when purchased. Marketable securities are valued at cost which approximates market value.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost for approximately 63% (68% in 1992) of inventories is determined using the lower of first-in, first-out (FIFO) cost or market. Cost for certain domestic inventories is determined using the last-in, first-out (LIFO) cost method. The FIFO cost for all inventories approximates replacement cost.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets.

INTANGIBLE ASSETS: Intangible assets represent the excess of purchase price over fair value of tangible net assets of acquired businesses. Intangible assets, which include patents and intangibles not specifically identifiable, are being amortized using the straight-line method over periods of up to sixteen years.

INCOME TAXES:  Effective January 1, 1993, the Company adopted FASB Statement
No. 109, "Accounting for Income Taxes", which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported indifferent years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

EARNINGS PER SHARE: Earnings per share is based upon the average number of shares of common stock outstanding during each year. Shares subject to option are not included in earnings per share computations because the present effect thereof is not materially dilutive.

2.  Inventories

Inventories are as follows (in thousands):
                                                    December 31
                                             1993                  1992

            Finished goods                 $45,338               $47,068
            Work-in-process                 10,586                14,968
            Raw material                    28,455                24,783
                                           _______               _______
            FIFO cost                       84,379                86,819
            Less LIFO reserve                7,797                 7,428
                                           _______               _______
                                           $76,582               $79,391
                                           =======               =======

3.  Business Acquisitions

In August 1993, the Company purchased 20% of the outstanding shares of Matsumoto Medical Instruments, Inc., Osaka, Japan. Matsumoto began distributing Stryker products in Japan in 1969 and is the exclusive distributor of most Stryker products in that country. The cost of the investment, which was based on net book value, was approximately 3.4 billion yen ($32.8 million). This investment is accounted for under the equity method. The Company's share of Matsumoto's net earnings did not have a material impact on the Company's net earnings in 1993.

During 1993 and 1992, the Company's subsidiary, Physiotherapy Associates, Inc., purchased several physical therapy clinic operations. The aggregate purchase price of these clinics in 1993 and 1992 was approximately $1,900,000 and $2,900,000, respectively, and generally approximated the carrying amounts of the assets acquired. Proforma consolidated results including the purchased businesses would not differ significantly from reported results.

In October 1992, the Company's subsidiary, Stryker France S.A., acquired
Dimso S.A. and its subsidiary companies in France and Spain. Dimso designs and manufactures the Diapason and Stryker 2S Spinal Implant Systems and other orthopaedic products. The acquisition was accounted for by the purchase method at a total cost of $13,000,000 of which approximately $7,000,000 will be paid over the next three years. Intangible assets acquired, principally patents, are being amortized over a ten year period. Proforma consolidated results including the purchased business would not differ significantly from reported results.

4.  Borrowings

The Company and its subsidiaries have unsecured short-term line of credit arrangements with banks aggregating $20,000,000 domestically and $19,000,000 equivalent in foreign currencies. Borrowings under these lines at December 31, 1993 were $777,000 in foreign funds at an average interest rate of 12.5%. These lines generally expire July 31, 1994.

Long-term debt is as follows (in thousands):

                                                    December 31
                                                 1993           1992
                 Bank loan                     $30,736
                 Other                           1,428         $2,625
                                               _______         ______
                                                32,164          2,625
                 Less current maturities           882          1,192
                                               _______         ______
                                               $31,282         $1,433
                                               =======         ======

The unsecured bank loan, which matures on August 4, 1998, is Japanese yen denominated and bears interest at a fixed rate of 4.9% per annum.

Maturities of debt for the four years succeeding 1994 are: 1995 - $44,000; 1996 - $48,000; 1997 - $52,000 and 1998 - $30,793,000.

The carrying amount of the Company's long-term debt approximates the fair value based on the Company's current borrowing rates for similar types of borrowing agreements.

Total interest expense, which is included in other income and approximates interest paid, was $1,067,000 in 1993, $411,000 in 1992 and $655,000 in 1991.


5.  Capital Stock

The Company has key employee and director Stock Option Plans under which options are granted at a price not less than fair market value at date of grant. The options are granted for periods of up to ten years and become exercisable in varying installments. A summary of stock option activity follows:

                                                                     Option
                                             Shares              Price Per Share

Options outstanding at January 1, 1992     1,709,750              $3.20 - $30.75
Granted                                      397,000              34.25 -  38.75
Canceled                                     (69,800)              4.34 -  34.25
Exercised                                   (761,025)              3.20 -  14.63
________________________________________________________________________________
Options outstanding at December 31, 1992   1,275,925               3.20 -  38.75
Granted                                      867,500              22.38 -  25.50
Canceled                                    (411,300)              6.75 -  38.75
Exercised                                    (75,600)              3.20 -  14.63
________________________________________________________________________________
Options outstanding at December 31, 1993   1,656,525              $3.20 - $34.25

At December 31, 1993, options for 576,225 shares were exercisable and 1,113,100 shares were reserved for future grants.

On May 13, 1991, the Company effected a two-for-one stock split. All share and per share data and affected amounts have been adjusted to reflect the stock split as though it had occurred at the beginning of the periods presented.

The Company has 500,000 authorized shares of $1 par value preferred stock, none of which are outstanding.

6.  Retirement Plans

Substantially all Company employees are covered by profit sharing or defined contribution retirement plans. Retirement plan expense under the Company's profit sharing and defined contribution retirement plans totaled $5,302,000 in 1993, $4,715,000 in 1992 and $3,631,000 in 1991.

7.  Income Taxes

Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes", which requires the use of the liability method of accounting for income taxes (see Note 1). As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The cumulative effect of the change in the method of accounting on net earnings was not material.

Earnings before income taxes consist of the following (in thousands):

                                                1993        1992        1991

       United States operations               $88,181     $66,552     $45,480
       Foreign operations                       7,884      10,388       7,865
                                              _______     _______     _______
                                              $96,065     $76,940     $53,345
                                              =======     =======     =======

The components of the provision for income taxes follow (in thousands):

                                                1993        1992        1991
       Current:
          Federal                             $26,114     $20,827     $17,985
          State, including Puerto Rico         10,372       7,973       4,467
          Foreign                               2,291       4,611       3,690
                                              _______     _______     _______
                                               38,777      33,411      26,142
       Deferred tax expense (credit)           (2,917)     (4,171)     (5,872)
                                              -------      ------      ------
                                              $35,860     $29,240     $20,270
                                              =======     =======     =======

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                                1993        1992        1991
  U.S. statutory income tax rate                35.0%       34.0%       34.0%
  Add (deduct):
   State taxes, less effect of federal
     reduction                                   6.3         5.9         4.3
   Foreign income taxes at rates different
     from the U.S. statutory rate                (.8)        1.0         1.3
   Tax benefit relating to operations in
     Puerto Rico                                (1.8)       (1.9)       (2.4)
   Research and development tax credit          (1.4)        (.9)       (1.7)
   Earnings of Foreign Sales Corporation        (1.4)        (.8)       (1.3)
   Other                                         1.4          .7         3.8
                                                ----        ----        ----
                                                37.3%       38.0%       38.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant temporary differences which comprise the Company's deferred tax assets and liabilities at December 31, 1993 are as follows (in thousands):

             Deferred tax assets:
                Inventories                           $4,712
                Accounts receivable and
                 other assets                          2,874
                Other accrued expenses                 6,662
                State taxes                            1,297
                Other                                    920
                                                      ------
                   Total deferred tax assets          16,465
            Deferred tax liabilities:
               Depreciation                             (792)
               Other                                    (895)
                                                      ------
                   Total deferred tax liabilities     (1,687)
                                                      ------
                   Total net deferred tax assets     $14,778
                                                     =======

Deferred tax assets and liabilities are included in the consolidated balance sheet at December 31, 1993 as follows (in thousands):

               Current -- Deferred income taxes      $15,829
               Non-current -- Other liabilities       (1,051)
                                                     -------
               Net deferred tax assets               $14,778
                                                     =======

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings ($40,128,000 at December 31, 1993) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Total income taxes paid were $27,641,000 in 1993, $25,133,000 in 1992 and $22,550,000 in 1991.

8.  Geographic Data

Geographic area information follows (in thousands):

                                     1993            1992             1991
NET SALES
United States operations:
     Domestic                     $378,255        $330,782         $253,479
     Export                        115,977          81,513           72,256
Foreign operations:
     Europe                         63,366          58,010           47,685
     Other                          45,638          43,182           24,401
Eliminations                       (45,901)        (36,433)         (32,996)
                                  --------        --------         --------
Net Sales                         $557,335        $477,054         $364,825
                                  ========        ========         ========

OPERATING INCOME (LOSS)
United States operations           $90,726         $68,759          $49,492
Foreign operations:
     Europe                          6,571           6,998            7,497
     Other                           3,125           4,477              717
                                  --------        --------         --------
Total Foreign Operations             9,696          11,475            8,214

Corporate expenses                  (8,480)         (6,533)          (6,150)
                                  --------        --------         --------
Total Operating Income             $91,942         $73,701          $51,556
                                  ========        ========         ========

ASSETS
United States operations          $225,587        $199,188         $156,155
Foreign operations:
     Europe                         39,313          42,580           24,607
     Other                          16,120          15,125           15,834
Corporate                          173,184          83,379           73,720
                                  --------        --------         --------
Total Assets                      $454,204        $340,272         $270,316


Intercompany sales between geographic areas are included in export and foreign operations sales at agreed upon prices which include a profit element.

For the year ended December 31, 1993, sales to Matsumoto Medical Instruments, Inc. were $64,300,000 or 12% of total net sales. No customer accounted for 10% or more of the Company's sales in 1992 and 1991.

Gains (losses) on foreign currency transactions, which are included in other income, totaled $(256,000), $188,000 and $(898,000) in 1993, 1992 and 1991,
respectively.

Corporate assets consist primarily of domestic cash and cash equivalents, marketable securities and investment in affiliate.

9.  Leases

The Company leases various manufacturing and office facilities and equipment under operating leases. Future minimum lease commitments under these leases are as follows (in thousands):

                     1994            $7,507
                     1995             5,591
                     1996             4,316
                     1997             3,001
                     1998             2,115
                     Thereafter       2,152
                                     ------
                                    $24,682
                                    =======

Rent expense totaled $10,950,000 in 1993, $8,792,000 in 1992 and $6,686,000 in
1991.


10.  Contingencies

The Company is involved in various claims and legal actions arising in the normal course of business. The Company does not anticipate material losses as a result of these actions.

SALES ANALYSIS, QUARTERLY DATA
(dollars in thousands, except per share data)

PRODUCT LINE SALES (Unaudited)                    1993             1992             1991
SURGICAL
Orthopaedic Implants, Endoscopic
  Systems, Powered Surgical Instruments
  and Other Operating Room Devices           $447,042  80%     $394,111  83%    $302,938  83%

MEDICAL
Patient Care and Patient Handling
  Equipment and Physical Therapy Services     110,293  20        82,943  17       61,887  17
                                             -------- ---       ------- ---     -------- ---
                                             $557,335 100%     $477,054 100%    $364,825 100%
                                             ======== ===      ======== ===     ======== ===

DOMESTIC/INTERNATIONAL SALES (Unaudited)          1993               1992             1991

Domestic                                     $378,255  68%     $330,782  69%    $253,479  69%
International                                 179,080  32       146,272  31      111,346  31
                                             -------- ---      -------- ---     -------- ---
                                             $557,335 100%     $477,054 100%    $364,825 100%
                                             ======== ===      ======== ===     ======== ===

SUMMARY OF QUARTERLY DATA (Unaudited)

                                     1993 Quarter Ended                                 1992 Quarter Ended
                         March 31   June 30   Sept. 30   Dec. 31           March 31   June 30   Sept. 30   Dec. 31
Net Sales                $135,202  $140,012   $136,932   $145,189          $112,590  $117,084   $117,377   $130,003

Gross Profit               73,716    75,172     73,056     78,643            60,600    62,274     62,413     70,117

Earnings Before
  Income Taxes             23,300    22,550     22,565     27,650            17,790    17,820     17,750     23,580

Net Earnings               14,450    14,000     13,990     17,765            11,030    11,050     11,000     14,620

Net Earnings Per Share
  of Common Stock             .30       .29        .29        .37               .23       .23        .23        .31

Market Price of
  Common Stock:
     High                 39 - 3/4  29 - 1/2   29 - 3/4   29 - 1/2           52 - 1/4   43           40      40
     Low                  22 - 1/4  21         24 - 1/2   23 - 1/4           36 - 1/4   28 - 3/4     29      26 - 1/4


The price quotations reported above were supplied by the National Association of Securities Dealers.

                          REPORT OF INDEPENDENT AUDITORS

                                 Board of Directors
                                Stryker Corporation

We have audited the accompanying consolidated balance sheet of Stryker Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.



                                                      Ernst & Young

Kalamazoo, Michigan
January 31, 1994

                      BOARD OF DIRECTORS AND OFFICERS

BOARD OF DIRECTORS

 John W. Brown
    Chairman, President and Chief Executive Officer, Stryker Corporation. Howard E. Cox, Jr.
    General Partner, Greylock Partners & Co.
*Donald M. Engelman, Ph.D.
    Professor of Molecular Biophysics and Biochemistry, Yale University. Jerome H. Grossman, M.D.
    Chairman and Chief Executive Officer, New England Medical Center, Inc. *John S. Lillard
    Chairman-Founder, JMB Institutional Realty Corp.
 William U. Parfet
    President and Chief Executive Officer, Richard-Allan Medical
    Industries, Inc.
 Ronda E. Stryker
    Granddaughter of the founder of the Company and daughter of the former President of the Company. A director of Comerica Bank, the L. Lee Stryker Center and Trustee of Kalamazoo College.
*Gerard Thomas
    Attorney, Miller, Canfield, Paddock & Stone.

*Audit and Compensation Committees


CORPORATE OFFICERS

John W. Brown
    Chairman, President and Chief Executive Officer
Ronald A. Elenbaas
    Vice President, President, Stryker Surgical Group
William T. Laube, III
    Vice President, President, Stryker Pacific
Robert D. Monk
    Treasurer/Controller and Assistant Secretary
Julia M. Paradine-Rice
    Assistant Treasurer
David J. Simpson
    Vice President, Chief Financial Officer and Secretary
Thomas R. Winkel
        Vice President, President, Stryker Americas/Middle East

                             OPERATING DIVISIONS

OSTEONICS CORP.
    Edward B. Lipes - President
    Gary L. Grenter - Vice President, Operations
    Brian K. Hutchison - Vice President, Finance
    Michael T. Manley, Ph.D. - Vice President, Advanced Research
    Anthony M. Moutinho - Vice President, Sales

PHYSIOTHERAPY ASSOCIATES, INC.
    Jason T. Blackwood - President
    Jeffrey S. Chitwood - Vice President, Finance
    G. William Cole, Jr. - Vice President, Marketing and Development

STRYKER AMERICAS/MIDDLE EAST
    Thomas R. Winkel - President
    Bradford J. Williams - Vice President, Canada

STRYKER BIOTECH
    Samuel Yin, Ph.D. - Director

STRYKER ENDOSCOPY
    Ronald A. Elenbaas - President
    Pedro A. Martinez - Vice President, General Manager
    William E. Chang - Vice President, Research and Development

STRYKER EUROPE
    Jean-Pierre Boucher - President
    Alain Guez - Vice President, France
    Maurizio Zaccarelli - Vice President, Stryker Europe

STRYKER INSTRUMENTS
    Ronald A. Elenbaas - President
    Stephen Si Johnson - Executive Vice President, General Manager Matthew S. Alves - Vice President, Marketing
    Bradley D. Black - Vice President, Human Resources
    James A. Evans - Vice President, Research and Development
    Thomas R. Gillentine - Vice President, Controller
    John T. Saunders - Vice President, Operations

STRYKER MEDICAL
  Harry E. Carmitchel - President
  Joseph S. Messer - Vice President, Marketing, Patient Care Division
  Michael R. Stringer - Vice President, Sales, Patient Care Division
  Mark J. Fletcher - Vice President, Sales and Marketing, Patient Handling
    Division
  Gary T. Morton - Vice President, Engineering, Patient Handling Division Kenneth A. Palmer - Vice President, General Manager, Patient Handling Division Joseph P. Briggs - Vice President, Service Division

STRYKER PACIFIC
  William T. Laube, III - President
  Alexander S. Kennedy - Vice President, General Manager, Australia Hyung-Yun Lee - Vice President, General Manager, Korea
  John D. Pierson - President, Japan
  Hugo K.W. Hui - Vice President, Finance and Administration

                                                                   EXHIBIT (21)

                             List of Subsidiaries


                                                        State or Country of
Name of Subsidiary                                         Incorporation
- ------------------                                      -------------------

Nippon Stryker Service K.K.                             Japan

Osteonics Corp.                                         New Jersey

Physiotherapy Associates, Inc.                          Michigan

Stryker Australia Pty. Ltd.                             Australia

Stryker B.V.                                            The Netherlands

Stryker Barbados Foreign Sales Corporation              Barbados

Stryker Canada Inc.                                     Canada

Stryker Corporation (Malaysia) SDN BHD                  Malaysia

Stryker Deutschland GmbH                                Germany

Stryker Far East, Inc.                                  Delaware

Stryker Foreign Sales Corporation                       U.S. Virgin Islands

Stryker France SA                                       France

Stryker India Medical Equipment Private Limited         India

Stryker Italia SRL                                      Italy

Stryker Japan K.K.                                      Japan

Stryker Korea Ltd.                                      Korea

Stryker Malaysia, SDN. BHD.                             Malaysia

Stryker Pacific Limited                                 Hong Kong

Stryker Puerto Rico, Inc.                               Delaware

Stryker SA                                              Switzerland

Stryker Sales Corporation                               Michigan

Stryker Singapore Private Limited                       Singapore


Stryker Corporation is the immediate parent and owns 100% of the outstanding voting securities of each of the above-named subsidiaries.

                EXHIBIT 23--CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in this Annual Report (Form 10-K) of Stryker Corporation and subsidiaries of our report dated January 31, 1994, included in the 1993 Annual Report to Stockholders of Stryker Corporation and subsidiaries.

Our audits also included the financial statement schedules of Stryker Corporation and subsidiaries listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement Number 33-55662 on Form S-8 dated December 11, 1992, Registration Statement Number 2-96467 on form S-8 dated April 4, 1985, Registration Statement Number 33-16642 on Form S-3 dated August 20, 1987, and Registration Statement Number 33-32240 on Form S-8 dated November 20, 1989 and to the related prospectus for each of the registration statements, of our report dated January 31, 1994, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of Stryker Corporation.



                                                              ERNST & YOUNG



Kalamazoo, Michigan
March 17, 1994