Form 10-Q
period 1994-03-31
STRYKER CORP
filed 1994-05-06
CIK 310764

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended ___March 31, 1994______

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _______________ to _______________

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

48,449,134 shares of Common Stock, $.10 par value, as of April 29, 1994

                            PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                          CONDENSED CONSOLIDATED BALANCE SHEET

                          STRYKER CORPORATION AND SUBSIDIARIES
                                      (UNAUDITED)

                                                  March 31    December 31
                                                    1994          1993
ASSETS                                                (in thousands)

CURRENT ASSETS
 Cash and cash equivalents                        $ 43,516      $ 49,712
 Marketable securities                              88,564       102,925
 Accounts receivable, less allowance of $4,000
   (1993 -- $3,800)                                105,088        87,896
 Inventories                                        81,205        76,582
 Deferred income taxes                              15,693        15,829
 Other current assets                               13,072        10,907
                                                   _______       _______
                             TOTAL CURRENT ASSETS  347,138       343,851

PROPERTY, PLANT AND EQUIPMENT, less allowance
 for depreciation                                   72,518        67,707

INVESTMENT IN AFFILIATE                             37,937        32,569

OTHER ASSETS                                        10,667        10,077
                                                   _______       _______
                                                  $468,260      $454,204
                                                   =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                    $    926      $    777
 Accounts payable                                   32,662        43,172
 Accrued compensation                               23,131        28,270
 Income taxes                                       27,014        21,107
 Accrued expenses and other liabilities             38,489        35,678
 Current maturities of long-term debt                  841           882
                                                   _______       _______
                        TOTAL CURRENT LIABILITIES  123,063       129,886

LONG-TERM DEBT, excluding current maturities        34,033        31,282

OTHER LIABILITIES                                    3,293         4,602

STOCKHOLDERS' EQUITY
 Common stock, $.10 par value:
   Authorized--150,000 shares
   Outstanding--48,449 shares (1993--48,395)         4,844         4,840
 Additional paid-in capital                         17,978        17,111
 Retained earnings                                 285,707       268,367
 Unrealized gains on securities                        250             0
 Foreign translation adjustments                      (908)       (1,884)
                                                   _______       _______
                       TOTAL STOCKHOLDERS' EQUITY  307,871       288,434
                                                   _______       _______
                                                  $468,260      $454,204
                                                   =======       =======

                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                     STRYKER CORPORATION AND SUBSIDIARIES
                                  (UNAUDITED)

                                                       Three Months Ended
                                                            March 31
                                                        1994        1993
                                                     (in thousands, except
                                                       per share amounts)

Net Sales                                             $148,759    $135,202

Costs and expenses:
 Cost of sales                                          67,544      61,486
 Research, development and engineering                   9,218       8,621
 Selling, general and administrative                    46,577      42,742
                                                       _______     _______
                                                       123,339     112,849
                                                       _______     _______
                             OPERATING INCOME           25,420      22,353

Other income                                             2,550         947
                                                       _______     _______
                 EARNINGS BEFORE INCOME TAXES           27,970      23,300
Income taxes                                            10,630       8,850
                                                       _______     _______

                                 NET EARNINGS         $ 17,340    $ 14,450
                                                       =======     =======

Net earnings per share of common stock                    $.36        $.30

Average outstanding shares for the period               48,413      48,318



In 1992 the Company declared a cash dividend of six cents per share to shareholders of record on December 31, 1992, payable on January 29, 1993. In 1993 the Company declared a cash dividend of seven cents per share to shareholders of record on December 31, 1993, payable on January 31, 1994. No cash dividends have been declared during 1994.

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                        STRYKER CORPORATION AND SUBSIDIARIES
                                     (UNAUDITED)

                                                          Three Months Ended
                                                               March 31
                                                            1994       1993
                                                            (in thousands)

OPERATING ACTIVITIES
 Net earnings                                             $17,340     $14,450
 Adjustments to reconcile net earnings to net cash
   used in operating activities:
   Depreciation                                             3,925       3,288
   Amortization                                               402         390
   Changes in operating assets and liabilities:
    Accounts receivable                                   (16,150)    (18,559)
    Inventories                                            (4,398)     (7,348)
    Accounts payable                                      (10,592)     (3,186)
    Accrued expenses                                           47      (7,686)
    Income taxes                                            6,028       9,480
    Other                                                  (2,085)     (2,359)
                                                           ______      ______
           NET CASH USED IN OPERATING ACTIVITIES           (5,483)    (11,530)


INVESTING AND FINANCING ACTIVITIES
 Purchases of property, plant and equipment                (7,198)     (5,806)
 Sales and maturities of marketable securities             13,213       5,909
 Business acquisitions                                     (4,262)
 Proceeds from borrowings                                     149         405
 Proceeds from exercise of stock options                      871         933
 Dividends paid                                            (3,388)     (2,898)
 Other                                                       (197)       (541)
                                                          _______     _______
NET CASH PROVIDED BY (USED IN) INVESTING AND
                            FINANCING ACTIVITIES             (812)     (1,998)

Effect of exchange rate changes on cash and
   cash equivalents                                            99          21
                                                          _______     _______
           DECREASE IN CASH AND CASH EQUIVALENTS          ($6,196)   ($13,507)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

                        STRYKER CORPORATION AND SUBSIDIARIES
                                    (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2.  INVENTORIES

Inventories are as follows (in thousands):
                                                    March 31    December 31
                                                      1994         1993
                                                        (in thousands)

   Finished goods                                   $ 47,405     $ 45,338
   Work-in-process                                    10,634       10,586
   Raw material                                       30,963       28,455
                                                      ______       ______
    FIFO Cost                                         89,002       84,379
   Less LIFO reserve                                   7,797        7,797
                                                      ______       ______
                                                    $ 81,205     $ 76,582
                                                      ======       ======
FIFO cost approximates replacement cost.

3.  INVESTMENTS

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle.

The Company's investments in marketable equity and debt securities are classified as "available-for-sale" and are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Interest and dividends on these securities are included in other income.

The following is a summary of investments at March 31, 1994:

                                                   Gross
                                                 Unrealized     Estimated
                                        Cost   Gains/(Losses)   Fair Value
    Debt securities                    98,427      (1,148)        97,279
    Equity securities                     256       1,557          1,813
                                       ______      ______         ______
                                       98,683         409         99,092
                                       ======      ======         ======

4.  BUSINESS ACQUISITIONS

During the first quarter of 1994, the Company's subsidiary, Physiotherapy Associates, Inc., purchased several physicial therapy clinic operations. The aggregate purchase price of these clinics was approximately $3,400,000 and generally approximated the carrying amounts of the assets acquired. Proforma consolidated results including the purchased businesses would not differ significantly from reported results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the first quarter of 1994, net sales increased 10% compared to the same period in 1993, primarily as a result of increased unit volume. Surgical product sales (principally orthopaedic products) increased 5%, led by gains in orthopaedic implants and powered surgical instruments. Medical product sales (principally stretchers/beds and physical therapy services) increased 37%.
The Medical sales gain resulted from increased shipments of patient care and patient handling equipment and increased revenues from physical therapy services.

Uncertainty over the impact of U.S. health care reform programs has generally slowed domestic sales of medical devices. The Company's domestic sales increased 7% in the first quarter of 1994 compared to 1993. International sales increased 15% in the first quarter of 1994 compared to 1993, led by Osteonics orthopaedic implant and Dimso spinal implant sales by the Company's Pacific Division and specialty hospital bed and stretcher sales in Europe.
International sales increased to 36% of total sales in the first quarter of 1994 compared to 35% in the same period of 1993.

Research, development and engineering (R,D&E) expense increased 7% in the first quarter, and represented 6.2% of sales in 1994 compared to 6.4% in the same period last year. The Company's continued commitment to product development resulted in several new product introductions in the first quarter of 1994, including the Omnifit-Plus forged cobalt chrome hip stem, Anterior Reference knee instrumentation, the new Sapphire View(T) arthroscope system, a second generation ConstaVac(T) CBCII Blood Conservation System, and a new line of powered micro instruments for oral/maxillofacial procedures.

Selling, general and administrative (S,G&A) expense increased 9% in the first quarter of 1994 compared to the same period of 1993. Through continued cost control measures, this cost increase was contained below the sales growth percentage and these costs dropped to 31.3% of sales in the first quarter of 1994, compared to 31.6% in the same period of 1993.

The increase in other income in the first quarter is due to the equity in net earnings of an affiliate, resulting from the investment in Matsumoto Medical Instruments, Inc. in the third quarter of 1993, and increased interest income due to the higher level of invested cash. The effective tax rate remained constant at 38%. In the first quarter of 1994, earnings before income taxes, net earnings and net earnings per share increased 20% compared to the first quarter of 1993.

LIQUIDITY AND CAPITAL RESOURCES

Stryker's financial position at March 31, 1994 remained strong with cash and marketable securities of $132.1 million and working capital of $224.1 million. Accounts receivable at March 31, 1994 increased 20% from December 31, 1993 and days sales outstanding increased to 58 days from 47 days at December 31, 1993. This increase reflects the increased level of international sales, which generally have longer collection terms. Inventories at March 31, 1994 increased only 6% from December 31, 1993 and days in inventory increased to 119 days from 114 days at December 31, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--continued


The Company used $5.5 million of cash in operations in the quarter compared to $11.5 million in the same period of 1993. Furthermore, early in the second quarter of 1994, the Company acquired 110,500 shares of its common stock as part of a 600,000 share Stock Repurchase Plan announced in December 1993. Cash and marketable securities on hand of $132.1 million and anticipated future cash flows from operations are expected to be sufficient to fund planned future operating and capital requirements. Should additional funds be required, the Company has unsecured lines of credit with banks totalling $39.0 million, of which only $.9 million was utilized at March 31, 1994.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits -- The exhibit listed below is submitted as a separate section of this report following the signature page:

              Exhibit (11) Statement Re: Computation of Earnings per Share of Common Stock

          (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              STRYKER CORPORATION
                                              (Registrant)



May 6, 1994                       __________JOHN W. BROWN____________
Date                              John W. Brown, Chairman, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer)


May 6, 1994                       ___________DAVID J. SIMPSON_________
Date                              David J. Simpson, Vice President, Chief
                                      Financial Officer and Secretary
                                      (Principal Financial Officer)

EXHIBIT (11)--STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK


                                                      Three Months Ended
                                                           March 31
                                                     1994            1993

Average number of shares outstanding              48,413,000      48,318,000
                                                  __________      __________

Net earnings                                     $17,340,000     $14,450,000
                                                  ==========      ==========

Earnings per share of common stock                      $.36            $.30
                                                        ====            ====
Primary:
 Average shares outstanding                       48,413,000      48,318,000

 Net effect of dilutive stock options,
   based on the treasury stock method
   using average market price                        679,000         549,000
                                                  __________      __________

    Total Primary Shares                          49,092,000      48,867,000
                                                  ==========      ==========

Fully Diluted:
 Average shares outstanding                       48,413,000      48,318,000

 Net effect of dilutive stock options,
   using the period-end market price, if
   higher than average market price                  679,000         549,000
                                                  __________      __________

    Total Fully Diluted Shares                    49,092,000      48,867,000
                                                  ==========      ==========






Note: Shares subject to stock options are not included in the earnings per share computation because the present effect thereof is not materially dilutive.