Form 10-Q
period 1994-06-30
STRYKER CORP
filed 1994-08-12
CIK 310764

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
				OF 1934
    For the quarterly period ended  June 30, 1994
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _______________ to _______________

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

48,342,551 shares of Common Stock, $.10 par value, as of July 29, 1994

                        PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEET

                     STRYKER CORPORATION AND SUBSIDIARIES
                                  (UNAUDITED)

                                                      June 30       December 31
                                                        1994            1993
ASSETS                                                      (in thousands)

CURRENT ASSETS
 Cash and cash equivalents                            $ 60,942        $ 49,712
 Marketable securities                                  84,239         102,925
 Accounts receivable, less allowance of $4,200
   (1993 -- $3,800)                                     99,439          87,896
 Inventories                                            80,260          76,582
 Deferred income taxes                                  16,337          15,829
 Other current assets                                   14,536          10,907
                                                       _______         _______
                             TOTAL CURRENT ASSETS      355,753         343,851
                                                       =======         =======
PROPERTY, PLANT AND EQUIPMENT, less allowance for
 depreciation                                           75,470          67,707

INVESTMENT IN AFFILIATE                                 40,978          32,569

OTHER ASSETS                                            17,360          10,077
                                                       _______         _______
                                                      $489,561        $454,204
                                                       =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                        $    668        $    777
 Accounts payable                                       30,935          43,172
 Accrued compensation                                   28,848          28,270
 Income taxes                                           17,101          21,107
 Accrued expenses and other liabilities                 44,618          35,678
 Current maturities of long-term debt                      841             882
                                                       _______         _______
                        TOTAL CURRENT LIABILITIES      123,011         129,886

LONG-TERM DEBT, excluding current maturities            35,382          31,282

OTHER LIABILITIES                                        8,166           4,602

STOCKHOLDERS' EQUITY
 Common stock, $.10 par value:
   Authorized--150,000 shares
   Outstanding--48,335 shares (1993--48,395)             4,833           4,840
 Additional paid-in capital                             15,138          17,111
 Retained earnings                                     302,717         268,367
 Unrealized losses on securities                          (724)
 Foreign translation adjustments                         1,038          (1,884)
                                                       _______         _______
                       TOTAL STOCKHOLDERS' EQUITY      323,002         288,434
                                                       _______         _______
                                                      $489,561        $454,204
                                                       =======         =======

See accompanying notes to consolidated financial statements.

                    CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                         STRYKER CORPORATION AND SUBSIDIARIES
                                      (UNAUDITED)

                                      Three Months Ended       Six Months Ended
                                           June 30                  June 30
                                         1994     1993           1994     1993
                                       (in thousands, except per share amounts)

Net Sales                                $154,226  $140,012  $302,985  $275,214

Costs and expenses:
  Cost of sales                            70,521    64,840   138,065   126,326
  Research, development and engineering     9,812     9,682    19,030    18,303
  Selling, general and administrative      48,645    43,748    95,222    86,490
                                          _______   _______   _______   _______
                                          128,978   118,270   252,317   231,119
                                          _______   _______   _______   _______
                     OPERATING INCOME      25,248    21,742    50,668    44,095

Other income                                2,187       808     4,737     1,755
                                          _______   _______   _______   _______
         EARNINGS BEFORE INCOME TAXES      27,435    22,550    55,405    45,850
Income taxes                               10,425     8,550    21,055    17,400
                                          _______   _______   _______   _______
                         NET EARNINGS     $17,010   $14,000   $34,350   $28,450

Net earnings per share of common stock       $.35      $.29      $.71      $.59

Average outstanding shares for the
  period                                   48,358    48,356    48,386    48,337





See accompanying notes to consolidated financial statements.


___________________________________
In 1993 the Company declared a cash dividend of seven cents per share to shareholders of record on December 31, 1993, payable on January 31, 1994. No cash dividends have been declared during 1994.

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                         STRYKER CORPORATION AND SUBSIDIARIES
                                     (UNAUDITED)

                                                           Six Months Ended
                                                                June 30
                                                           1994        1993
                                                            (in thousands)

OPERATING ACTIVITIES
 Net earnings                                             $34,350    $28,450
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation                                            7,514      6,791
    Amortization                                            1,049        901
    Changes in operating assets and liabilities:
      Accounts receivable                                  (9,594)   (14,698)
      Inventories                                          (2,283)    (8,980)
      Accounts payable                                    (12,484)    (7,883)
      Accrued expenses                                      9,874       (264)
      Income taxes                                         (4,582)     7,474
      Other                                                (5,880)    (1,400)
                                                           ______     ______
       NET CASH PROVIDED BY OPERATING ACTIVITIES           17,964     10,391

INVESTING AND FINANCING ACTIVITIES
 Purchases of property, plant and equipment               (12,300)   (11,324)
 Sales and maturities (purchases) of marketable            18,686     (2,986)
   securities
 Business acquisitions                                     (6,112)
 Proceeds from (payments on) borrowings                      (109)       891
 Proceeds from exercise of stock options                    1,129      1,063
 Repurchase of common stock                                (3,109)
 Dividends paid                                            (3,388)    (2,898)
 Other                                                     (1,942)    (1,339)
                                                           ______     ______
  NET CASH USED IN INVESTING AND FINANCING ACTIVITIES      (7,145)   (16,593)

Effect of exchange rate changes on cash and
  cash equivalents                                            411       (325)
                                                           ______     ______
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     $11,230    ($6,527)



See accompanying notes to consolidated financial statements.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.  INVENTORIES

Inventories are as follows:

                                                     June 30     December 31
                                                       1994         1993
                                                          (in thousands)

       Finished goods                               $ 47,439       $ 45,338
       Work-in-process                                 8,670         10,586
       Raw material                                   31,948         28,455
                                                      ______         ______
          FIFO Cost                                   88,057         84,379
       Less LIFO reserve                               7,797          7,797
                                                      ______         ______
                                                    $ 80,260       $ 76,582

FIFO cost approximates replacement cost.

3.  BUSINESS ACQUISITION

In June 1994, the Company purchased the Steri-Shield product line from Bio-Medical Devices, Inc. The Steri-Shield product line is a personal protection system for operating room personnel. The cost of the purchase was approximately $1.0 million of cash and $5.5 million of royalties to be paid over the next seven years. Intangible assets acquired, principally patents, are being amortized over seven to ten years. Pro forma consolidated results including the purchased business would not differ significantly from reported results.

4.  SUBSEQUENT EVENT

On August 2, 1994, the Company completed the purchase of 528,860 shares (31%) of the outstanding common stock of Matsumoto Medical Instruments, Inc. ("Matsumoto"), Osaka, Japan, thereby increasing its direct ownership interest in Matsumoto to 51%. Matsumoto is one of the largest distributors of medical devices in Japan and is the exclusive distributor of most of the Company's products in that country. Results of operations for Matsumoto will be consolidated with Stryker beginning in August 1994. (See Pro Forma Financial Information in Part II of this Form 10-Q.)

The shares were acquired pursuant to a pro rata offer to purchase made on June 6, 1994 to all other existing shareholders of Matsumoto. The aggregate purchase price of approximately 6 billion yen, or approximately $61 million, was based on book value at December 31, 1993. Payment of approximately
847 million yen, or approximately $8 million, of the purchase price has been deferred to April 3, 1995. The acquisition of the shares has been funded with an unsecured yen denominated four-year floating rate loan from the Chicago branches of The Bank of Tokyo, Ltd., The Mitsubishi Bank, Limited and The Sanwa Bank, Limited. The effective annual interest rate has been fixed at 4.17%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the six months ended June 30, 1994, net sales increased 10% compared to the same period of 1993, generally as a result of increased unit volume. Surgical product sales (principally orthopaedic products) increased 7%, led by gains in orthopaedic implants and powered surgical instruments. Medical product sales (principally stretchers/beds and physical therapy services) increased 25%. The Medical sales gain resulted from increased shipments of patient care and patient handling equipment and increased revenues from physical therapy services. For the second quarter, net sales increased 10% compared to the second quarter of 1993. Surgical product sales increased 9% and medical product sales increased 15%.

Uncertainty over the impact of U.S. health care reform programs has generally slowed domestic sales of medical devices. The Company's domestic sales increased 7% in the second quarter and first half of 1994 compared to 1993. International sales increased 17% in the second quarter and 16% in the first half of 1994 compared to 1993, led by Osteonics orthopaedic implant and Dimso spinal implant sales by the Company's Pacific and Europe Divisions and powered surgical instrument sales by the Pacific Division. International sales represented 36% of total sales in the first half of 1994 compared to 34% in the same period of 1993.

Cost of sales for the first six months of 1994 represented 45.6% of sales compared to 45.9% in the same period of 1993. In the second quarter, the cost of sales percentage decreased to 45.7% from 46.3% in the second quarter of 1993. The lower cost of sales percentage in 1994 resulted from ongoing cost reduction programs and an increased mix of international sales.

Research, development and engineering (R,D&E) expense increased 4% for the first six months of 1994 and represented 6.3% of sales in 1994 compared to 6.7% in the same period last year. In the second quarter, these expenses increased 1% and were 6.4% of sales in 1994 compared to 6.9% in the second quarter of 1993. The Company's continued commitment to product development resulted in several new product introductions in 1994, including the Omnifit-Plus forged cobalt chrome hip stem, the new Sapphire ViewTM arthroscope system, a new low cost, high-resolution 1-Chip Camera, a second generation ConstaVacTM CBCII Blood Conservation System, and a new line of powered micro instruments for oral/maxillofacial procedures.

Selling, general and administrative (S,G&A) expense increased 10% in the first six months and 11% in the second quarter of 1994 compared to the same periods of 1993. These costs represented 31.4% of sales in the first six months of 1994 and 1993, and 31.5% in the second quarter of 1994 compared to 31.2% in the same period of 1993.

The increase in other income in the second quarter and first half of 1994 is due to the equity in net earnings of an affiliate, resulting from the investment in Matsumoto Medical Instruments, Inc. in the third quarter of 1993. In addition, interest income increased due to the higher level of invested cash. The effective tax rate remained constant at 38%.

For the first six months of 1994, earnings before income taxes and net earnings increased 21%, while net earnings per share increased 20% compared to the first six months of 1993. Earnings before income taxes and net earnings in the second quarter of 1994 increased 22%, while net earnings per share increased 21% compared to the second quarter of 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--continued


LIQUIDITY AND CAPITAL RESOURCES

Stryker's financial position at June 30, 1994 remained strong with cash and marketable securities of $145.2 million and working capital of $232.7 million. Accounts receivable at June 30, 1994 increased 13% from December 31, 1993 and days sales outstanding increased to 53 days from 47 days at December 31, 1993. This increase reflects the increased level of international sales, which generally have longer collection terms. Inventories at June 30, 1994 increased only 5% from December 31, 1993 and days in inventory decreased to 113 days from 114 days at December 31, 1993.

On August 2, 1994, the Company completed the purchase of 31% of the outstanding common stock of Matsumoto Medical Instruments, Inc. ("Matsumoto"), Osaka, Japan, thereby increasing its direct ownership interest in Matsumoto to 51%. The aggregate purchase price of approximately 6 billion yen, or approximately
$61 million, was based on book value at December 31, 1993. Payment of approximately 847 million yen, or approximately $8 million, of the purchase price has been deferred to April 3, 1995. The acquisition of the shares has been funded with an unsecured yen denominated four-year floating rate loan.
The effective annual interest rate has been fixed at 4.17%.

The Company generated $18.0 million of cash from operations in the first half of 1994 compared to $10.4 million in the same period of 1993. Furthermore, early in the second quarter of 1994, the Company acquired 122,500 shares of its common stock as part of a 600,000 share Stock Repurchase Plan announced in December 1993. Cash and marketable securities on hand of $145.2 million and anticipated future cash flows from operations are expected to be sufficient to fund future operating and capital requirements. Should additional funds be required, the Company has unsecured lines of credit with banks totaling $39.0 million, of which only $.7 million was utilized at June 30, 1994.

                            PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (c) At the Annual Meeting of Stockholders held on April 29, 1994, the stockholders elected seven directors to serve until the next Annual Meeting of Stockholders. The voting results for each nominee are as follows:

                                                          Shares
                                                   _____________________
                      Name                         For          Withheld

               John W. Brown                    44,118,654       99,508
               Howard E. Cox, Jr.               44,119,732       98,430
               Donald M. Engelman, Ph.D.        44,119,157       99,005
               Jerome H. Grossman, M.D.         44,119,916       98,246
               John S. Lillard                  44,128,283       89,879
               William U. Parfet                44,082,474      135,688
               Ronda E. Stryker                 44,125,132       93,030


ITEM 5.  OTHER INFORMATION

ACQUISITION OR DISPOSITION OF ASSETS

On August 2, 1994, the Company completed the purchase of 528,860 shares (31%) of the outstanding common stock of Matsumoto Medical Instruments, Inc. ("Matsumoto"), Osaka, Japan, thereby increasing its direct ownership interest in Matsumoto to 51%. Matsumoto is one of the largest distributors of medical devices in Japan and is the exclusive distributor of most of the Company's products in that country. Matsumoto sells products primarily to dealers of medical instruments which distribute them to Japanese national hospitals, hospitals affiliated with national or private universities and other hospitals.

The shares were acquired pursuant to a pro rata offer to purchase made on June 6, 1994 to all other existing shareholders of Matsumoto. The aggregate purchase price of approximately 6 billion yen, or approximately $61 million, was based on book value at December 31, 1993. Payment of approximately
847 million yen, or approximately $8 million of the purchase price has been deferred to April 3, 1995. The acquisition of the shares has been funded with an unsecured yen denominated four-year floating rate loan from the Chicago branches of The Bank of Tokyo, Ltd., The Mitsubishi Bank, Limited and The Sanwa Bank, Limited. The effective annual interest rate has been fixed at 4.17%.

The 1993 audited financial statements and the first half of 1994 interim financial statements of Matsumoto and pro forma financial information reflecting the acquisition of the Matsumoto shares are presented below. The effective rates of exchange for the U.S. dollar against the Japanese yen were approximately 112 yen/$1 at December 31, 1993 and approximately 99 yen/$1 at June 30, 1994.

FINANCIAL STATEMENTS OF BUSINESS ACQUIRED

                                    BALANCE SHEET

                          MATSUMOTO MEDICAL INSTRUMENTS, INC.

                                                            December 31
                                                               1993
                                                       (in thousands of yen,
                                                     except per share amounts)
ASSETS

    CURRENT ASSETS
      Cash and cash equivalents                               3,341,072
      Marketable securities                                     469,048
      Trade receivables, less allowance of 79,885             6,442,543
      Inventories                                             7,587,411
      Deferred income taxes                                   1,024,394
      Prepaid expenses and other current assets                  96,648
                                                             __________
           TOTAL CURRENT ASSETS                              18,961,116

    PROPERTY AND EQUIPMENT:
      Land                                                    4,594,961
      Buildings and improvements                              3,251,066
      Machinery and equipment                                 1,902,409
                                                             __________
                                                              9,748,436
      Less allowance for depreciation                        (1,965,051)
                                                             __________
                                                              7,783,385
    OTHER ASSETS                                              2,343,703
                                                             __________
                                                             29,088,204
                                                             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Notes payable                                             190,000
      Trade payables and accrued expenses                     1,481,324
      Income taxes                                            1,709,067
      Other current liabilities                                 199,877
      Current maturities of long-term debt                    1,722,951
                                                              _________
           TOTAL CURRENT LIABILITIES                          5,303,219

    LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES              2,580,563

    ACCRUED SEVERANCE AND PENSION BENEFITS                    1,462,453

    OTHER LIABILITIES                                           243,670

    STOCKHOLDERS' EQUITY:
      Common stock, 50 yen par value:
         Authorized - 6,000,000 shares
         Outstanding - 1,706,000 shares                          85,300
      Additional paid-in capital                                  6,823
      Legal reserve                                              21,325
      Retained earnings                                      19,384,851
                                                             __________
           TOTAL STOCKHOLDERS' EQUITY                        19,498,299
                                                             __________
                                                             29,088,204
                                                             ==========

See accompanying notes to financial statements.

                    STATEMENT OF EARNINGS AND RETAINED EARNINGS

                          MATSUMOTO MEDICAL INSTRUMENTS, INC.

                                                          Year Ended
                                                      December 31, 1993
                                                    (in thousands of yen,
                                                   except per share amounts)

Net Sales                                                    22,382,927

Costs and expenses:
  Cost of sales                                              10,968,318
  Selling, general and administrative                         6,385,106
                                                             __________
                                                             17,353,424
                                                             __________
          OPERATING INCOME                                    5,029,503

Other income - net                                               32,711
                                                             __________
          EARNINGS BEFORE INCOME TAXES                        5,062,214
Income taxes                                                  2,672,995
                                                             __________
          NET EARNINGS                                        2,389,219

Retained earnings at beginning of year                       17,038,282
Cash dividends of 25 yen per share                              (42,650)
                                                             __________
          RETAINED EARNINGS AT END OF YEAR                   19,384,851
                                                             ==========

Net Earnings Per Share of Common Stock                         1,400.48

Average Number of Shares Outstanding                          1,706,000

See accompanying notes to financial statements.

                            STATEMENT OF CASH FLOWS

                        MATSUMOTO MEDICAL INSTRUMENTS, INC.

                                                             Year Ended
                                                         December 31, 1993
                                                       (in thousands of yen)
OPERATING ACTIVITIES:
  Net Earnings                                                2,389,219
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                              512,765
     Allowance for doubtful accounts                            (37,407)
     Deferred income taxes (credit)                            (257,376)
     Provision for retirement and severance benefits            123,330
     Other                                                        7,708
     Changes in operating assets and liabilities:
       Trade receivables                                       (721,073)
       Inventories                                             (832,433)
       Prepaid expenses and other current assets                 73,239
       Trade payables and accrued expenses                      127,837
       Income taxes                                             261,224
       Other current liabilities                                 50,083
                                                              _________
          NET CASH PROVIDED BY OPERATING ACTIVITIES           1,697,116

INVESTING ACTIVITIES:
  Purchases of property and equipment                        (1,058,786)
  Other                                                          84,239
                                                              _________
          NET CASH USED IN INVESTING ACTIVITIES                (974,547)

FINANCING ACTIVITIES:
  Proceeds from borrowings                                    2,500,000
  Payments on borrowings                                     (2,046,000)
  Dividends paid                                                (42,650)
                                                              _________
          NET CASH PROVIDED BY FINANCING ACTIVITIES             411,350
                                                              _________

          INCREASE IN CASH AND CASH EQUIVALENTS               1,133,919

Cash and cash equivalents at beginning of year                2,207,153
                                                              _________
          CASH AND CASH EQUIVALENTS AT END OF YEAR            3,341,072
                                                              =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest expenses                                          205,568
     Income taxes                                             2,659,115


See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                         MATSUMOTO MEDICAL INSTRUMENTS, INC.

                                 December 31, 1993

1.  BASIS OF PRESENTATION

Matsumoto Medical Instruments, Inc. (the "Company") maintains its accounting records and prepares its financial statements in accordance with accounting principles and practices generally accepted in Japan.

The financial statements presented herein reflect certain adjustments, which are not recorded on the books of the Company, to present the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States. A reconciliation of amounts adjusted is as follows:

                                Retained                               Retained
                               Earnings at                           Earnings at
                                Dec. 31,     Net Earnings  Appropri-   Dec. 31,
                                  1992         for 1993      ation       1993
                               _________________________________________________
                                              (in thousands of yen)

Per the official accounting
  records of the Company        18,008,220    2,257,459   (123,550)  20,142,129

Total adjustments reflected       (969,938)     131,760     80,900     (757,278)
                               _________________________________________________
As reported in the accompanying
 financial statements           17,038,282    2,389,219    (42,650)  19,384,851
                               =================================================


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company distributes various medical instruments and products acquired mainly from foreign manufacturers and sells them primarily to dealers of medical instruments which distribute them to Japanese national hospitals, hospitals attached to national or private universities and other hospitals.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MARKETABLE SECURITIES

Marketable securities are stated at the lower of aggregate cost or market. The cost of individual securities is determined on a moving average basis.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined on a basis which approximates cost determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed by the declining-balance method over the estimated useful lives of the respective assets.

INCOME TAXES

Deferred income taxes are provided for temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

EARNINGS PER SHARE

Net earnings per share is based on the average number of shares of common stock outstanding during the year.


3.  MARKETABLE SECURITIES

The cost and market value of marketable equity securities included in marketable securities at December 31, 1993 were as follows (in thousands of yen):


          Cost (carrying value)                        416,273
                                                       =======
          Market value                                 697,466
                                                       =======

At December 31, 1993, gross unrealized gains and losses pertaining to marketable equity securities in the current portfolio were 313,463 thousand yen and 32,270 thousand yen, respectively.


4.  INVENTORIES

Inventories consisted of the following at December 31, 1993 (in thousands of yen):

          Merchandise                                 7,565,307
          Supplies                                       22,104
                                                      ---------
                                                      7,587,411
                                                      =========

5.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable at December 31, 1993 consisted mainly of unsecured loans from banks at an interest rate of 3.0%.

Long-term debt consisted of the following at December 31, 1993 (in thousands of yen):

  5.5% secured bonds, payable in yen, due 1994                200,000
  6.1% secured bonds, payable in yen, due 1999                500,000
  Secured bank loans, payable in yen, due through 1996      2,323,640
  Secured bank loans, payable in Swiss francs, due
       through 2001                                           287,874
  Unsecured bank loans, payable in yen, due through
       1996                                                   992,000
                                                            ---------
                                                            4,303,514
  Less current maturities                                  (1,722,951)
                                                            ---------
                                                            2,580,563
                                                            =========

The interest rates applicable to the secured and unsecured bank loans, payable in yen, vary with the changes in the prime rates, and the weighted average interest rates applicable to such loans were approximately 3.3% and 3.5%, respectively, at December 31, 1993.

Land and buildings totaling 1,301,095 thousand yen at net book value were pledged as collateral for the secured bonds and loans at December 31, 1993.

Maturities of long-term debt for the four years subsequent to December 31, 1994 are (in thousands of yen): 1995 - 829,118 thousand yen; 1996 - 1,100,519 thousand yen; 1997 - 47,518 thousand yen and 1998 - 41,167 thousand yen.


6.  INCOME TAXES

Income taxes applicable to the Company comprise corporation, inhabitants' and enterprise taxes, which, in the aggregate, resulted in a statutory tax rate of approximately 52.2% for the year ended December 31, 1993.

A reconciliation of the statutory tax rate to the Company's effective rate for the year ended December 31, 1993 follows:

          Statutory tax rate                            52.2%
          Permanently non-deductible expenses             .6
                                                        ----
          Effective tax rate                            52.8%
                                                        ====

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities at December 31, 1993 are summarized as follows (in thousands of yen):

       Deferred tax assets:
          Inventories                                   701,709
          Accrued pension costs                         639,336
          Other accrued expenses                        138,758
          Enterprise tax payable and other              287,615
                                                      ---------
               Total deferred tax assets              1,767,418

       Deferred tax liabilities:
          Marketable equity securities                   31,397
                                                      ---------
               TOTAL NET DEFERRED TAX ASSETS          1,736,021
                                                      =========


7.  SEVERANCE AND PENSION BENEFITS

The Company has a noncontributory defined benefit plan covering all employees who are entitled, under most employment termination circumstances, to lump-sum or annuity payments of amounts which are determined by reference to the current level of salary, length of service, and the conditions under which the termination occurs.

The Company's funding policy for the plan is to contribute actuarially determined amounts on a monthly basis.

In addition, directors and statutory auditors are customarily entitled to lump-sum payments under an unfunded retirement plan. Allowances have been provided for these officers of the Company at estimated amounts, although such payments were subject to the approval of the stockholders.

The following table sets forth the funded and accrued status of the plans and amounts recognized in the balance sheet at December 31, 1993 for the Company's defined benefit plan for employees and the retirement plan for directors and statutory auditors (in thousands of yen).

  Actuarial present value of accumulated benefit
     obligation, including vested benefits of
     255,354                                                  (498,549)
                                                              ========
  Actuarial present value of projected benefit
     obligation for services rendered to date                (1,012,531)

  Plan assets at fair value, primarily stocks and bonds         470,084
                                                           ------------
  Projected benefit obligation in excess of plan
     assets at fair value                                      (542,447)
  Unrecognized net obligation                                    (6,370)
                                                           ------------
  Accrued pension cost for employees                           (548,817)
  Accrued retirement benefits for directors and
     statutory auditors                                        (913,636)
                                                           ------------
  Accrued severance and pension benefits                     (1,462,453)
                                                           ============

Net periodic severance and pension cost for the year ended December 31, 1993 included the following components (in thousands of yen):

       Service cost - benefits earned during the year            92,224
       Interest cost on projected benefit obligation             49,331
       Actual return on plan assets                             (18,426)
       Net amortization and deferral                             (3,038)
                                                                -------
       Net periodic severance and pension cost                  120,091
                                                                =======

Amounts included in the Company's balance sheet at December 31, 1993 were determined using a 5.5% discount rate and a 6.0% rate of increase in future compensation levels. The expected long-term rate of return on assets used to determine net periodic severance and pension cost for 1993 was 5.0%.


8.  LEASES

The Company leases certain computer equipment and vehicles under long-term non-cancellable lease agreements accounted for as capital leases.

Machinery and equipment at cost and allowance for depreciation at December 31, 1993 include 518,849 thousand yen and 385,800 thousand yen, respectively, for assets recorded under capital leases. Depreciation expense for the year ended December 31, 1993 includes amortization of assets recorded under capital leases of 138,594 thousand yen.

Future minimum payments subsequent to December 31, 1993 under capital leases, which primarily relate to real estate and equipment, are summarized as follows (in thousands of yen):

         1994                                          156,151
         1995                                          100,825
         1996                                           42,694
         1997                                            4,568
         1998                                              217
                                                       -------
           Total minimum lease payments                304,455
         Amount representing executory costs           (41,054)
         Amount representing interest                  (27,392)
           Present value of net minimum lease          -------
             payments, including 121,884
             thousand yen classified as current
             (included in other current
             liabilities and other
             liabilities)                              236,009
                                                       =======

Rent expense totaled 354,794 thousand yen for the year ended December 31, 1993.


9.  RELATED PARTY TRANSACTIONS

In the normal course of business, the Company purchases a significant portion of its distributed products from Stryker Corporation, a 20% shareholder, and its subsidiaries. The Company purchased inventories in the aggregate amount of 7,605,586 thousand yen during the year ended December 31, 1993 and the related payables at December 31, 1993 amounted to 83,703 thousand yen.

In addition, the Company conducts sales promotion activities for Stryker products jointly with Stryker Japan KK, a wholly-owned subsidiary of Stryker Corporation, in the normal course of business.

10.  FINANCIAL INSTRUMENTS

The Company performs periodic evaluations of the creditworthiness of its customers and generally does not require collateral. Trade accounts receivables are generally due within 30 days and trade notes receivable are generally due within 75 days. The concentration of credit risk with respect to trade notes and accounts receivable is limited due to the large number of entities, which are primarily dealers of medical instruments and hospitals in Japan, comprising the Company's customer base. Credit losses relating to these customers have been consistently within management's expectations.

The carrying amounts of the Company's financial instruments at December 31, 1993 approximate the fair values. The only exception is for marketable equity securities included in marketable securities (see Note 3).

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Matsumoto Medical Instruments, Inc.



We have audited the accompanying balance sheet of Matsumoto Medical Instruments, Inc. as of December 31, 1993, and the related statements of earnings and retained earnings and cash flows for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matsumoto Medical Instruments, Inc. at December 31, 1993, and the results of its operations and cash flows for the year ended December 31, 1993, in conformity with accounting principles generally accepted in the United States.





                                           ERNST & YOUNG



Tokyo, Japan
January 28, 1994

INTERIM FINANCIAL STATEMENTS

                             CONDENSED BALANCE SHEET

                       MATSUMOTO MEDICAL INSTRUMENTS, INC.
                                  (UNAUDITED)

                                                    June 30     December 31
                                                      1994          1993
                                                    (in thousands of yen,
                                                  except per share amounts)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                       1,873,862     3,341,072
    Marketable securities                             469,048       469,048
    Accounts receivable, less allowance
      of 79,885 thousand yen                        7,197,051     6,442,543
    Inventories                                     8,704,580     7,587,411
    Other current assets                            1,429,908     1,121,042
                                                   ----------    ----------
           TOTAL CURRENT ASSETS                    19,674,449    18,961,116

PROPERTY AND EQUIPMENT
    Land                                            4,601,461     4,594,961
    Buildings and improvements                      3,559,755     3,251,066
    Machinery and equipment                         2,410,711     1,902,409
                                                   ----------    ----------
                                                   10,571,927     9,748,436
    Less allowance for depreciation                (2,151,051)   (1,965,051)
                                                   ----------     ---------
                                                    8,420,876     7,783,385
OTHER ASSETS                                        2,347,231     2,343,703
                                                   ----------    ----------
                                                   30,442,556    29,088,204
                                                   ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                      40,000       190,000
    Accounts payable and accrued expenses           3,135,476     1,681,201
    Income taxes                                    1,219,743     1,709,067
    Current maturities of long-term debt            1,146,187     1,722,951
                                                   ----------    ----------
           TOTAL CURRENT LIABILITIES                5,541,406     5,303,219

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES        2,380,564     2,580,563

OTHER LIABILITIES                                   1,729,311     1,706,123

STOCKHOLDERS' EQUITY
    Common stock, 50 yen par value:
      Authorized - 6,000,000 shares
      Outstanding - 1,706,000 shares                   85,300        85,300
    Additional paid-in capital                          6,823         6,823
    Legal reserve                                      21,325        21,325
    Retained earnings                              20,677,827    19,384,851
                                                   ----------    ----------
           TOTAL STOCKHOLDERS' EQUITY              20,791,275    19,498,299
                                                   ----------    ----------
                                                   30,442,556    29,088,204

                         CONDENSED STATEMENT OF EARNINGS

                       MATSUMOTO MEDICAL INSTRUMENTS, INC.
                                   (UNAUDITED)

                                                      Six Months Ended
                                                         June 30
                                                     1994         1993
                                                    (in thousands of yen,
                                                  except per share amounts)

Net Sales                                         12,568,074    11,651,825

Costs and expenses:
    Cost of sales                                  6,332,480     6,720,929
    Selling, general and administrative            3,349,683     3,267,200
                                                  ----------    ----------
           OPERATING INCOME                        2,885,911     1,663,696
Other income                                          68,749        86,102
                                                  ----------    ----------
           EARNINGS BEFORE INCOME TAXES            2,954,660     1,749,798
Income taxes                                       1,554,664       954,748
                                                  ----------    ----------
           NET EARNINGS                            1,399,996       795,050
                                                  ==========    ==========

Net earnings per share of common stock                820.63        466.03

Average outstanding shares for the period          1,706,000     1,706,000

                       CONDENSED STATEMENT OF CASH FLOWS

                       MATSUMOTO MEDICAL INSTRUMENTS, INC.
                                  (UNAUDITED)

                                                         Six Months Ended
                                                              June 30
                                                         1994        1993
                                                      (in thousands of yen)

OPERATING ACTIVITIES
  Net Earnings                                        1,399,996     795,050
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization                      186,000     111,000
     Changes in operating assets
       and liabilities:
       Accounts receivables                            (754,508) (1,220,012)
       Inventories                                   (1,117,169)    320,646
       Accounts payable and accrued expenses          1,454,276   1,209,632
       Income taxes                                    (489,324)   (756,011)
       Other                                           (362,107)   (397,052)
                                                      ---------   ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES        317,164      63,253

INVESTING AND FINANCING ACTIVITIES
  Purchases of property and equipment                  (823,491)   (351,377)
  Payments on borrowings                               (926,763)    (17,580)
  Dividends paid                                        (34,120)    (42,650)
       NET CASH USED IN INVESTING AND                 ---------   ---------
                      FINANCING ACTIVITIES           (1,784,374)   (411,607)

       DECREASE IN CASH AND CASH EQUIVALENTS         (1,467,210)   (348,354)

                       NOTES TO INTERIM FINANCIAL STATEMENTS

                        MATSUMOTO MEDICAL INSTRUMENTS, INC.

                                     UNAUDITED

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements include all adjustments which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.


2.  RELATED PARTY TRANSACTIONS

In the normal course of business the Company purchases a significant portion of its distributed products from Stryker Corporation, a 20% shareholder, and its subsidiaries. Purchases from Stryker totaled 5,079,636 thousand yen and 4,175,523 thousand yen in the first six months of 1994 and 1993, respectively.

                         PRO FORMA FINANCIAL INFORMATION

The following pro forma balance sheet (unaudited) at June 30, 1994 reflects the Company's purchase of 31% of the outstanding common shares of Matsumoto Medical Instruments, Inc. ("Matsumoto"), as if the purchase had occurred on that date. The pro forma statements of earnings (unaudited) for the year ended December 31, 1993 and the six months ended June 30, 1994 reflect the Company's purchases of Matsumoto common shares as if they had occurred on January 1, 1993.

The pro forma financial information presented is not necessarily indicative of the results which would have occurred had the purchase been effective on the dates indicated nor is it necessarily indicative of the results to be expected for any subsequent period. The pro forma adjustments are based upon available information and certain assumptions that the Company believes to be reasonable. The pro forma financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K and the interim financial statements and notes thereto in Part I of this Form 10-Q.

                  PRO FORMA CONDENSED BALANCE SHEET - UNAUDITED

                       STRYKER CORPORATION AND SUBSIDIARIES

                                   JUNE 30, 1994

                                                                        Pro Forma
                                          Stryker        Matsumoto     Adjustments     Pro Forma
                                          -------        ---------     -----------     ---------
                                                             (in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents              $ 60,942         $ 19,020                      $ 79,962
  Marketable securities                    84,239            4,761                        89,000
  Accounts receivable                      99,439           73,052      $ (7,620) (1)    164,871
  Inventories                              80,260           88,353       (25,651) (2)    142,962
  Deferred income taxes                    16,337           10,398                        26,735
  Other current assets                     14,536            4,116                        18,652
                                          -------          -------       -------         -------
          TOTAL CURRENT ASSETS            355,753          199,700       (33,271)        522,182

PROPERTY, PLANT AND EQUIPMENT, less
  allowance for depreciation               75,470           85,474        11,877  (2)    172,821

INVESTMENT IN AFFILIATE                    40,978                        (40,978) (3)

OTHER ASSETS                               17,360           23,825                        41,185
                                          -------          -------       -------         -------
                                         $489,561         $308,999      $(62,372)       $736,188
                                          =======          =======       =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                          $    668          $   406                      $  1,074
  Accounts payable                         30,935           13,315       $(7,620) (1)     36,630
  Accrued compensation                     28,848            1,283                        30,131
  Income taxes                             17,101           12,381                        29,482
  Accrued expenses and other liabilities   44,618           17,228                        61,846
  Current maturities of long-term debt        841           11,634                        12,475
                                          -------          -------        ------         -------
          TOTAL CURRENT LIABILITIES       123,011           56,247        (7,620)        171,638

LONG-TERM DEBT, excluding current
  maturities                               35,382           24,163        61,348  (4)    120,893

OTHER LIABILITIES                           8,166           17,553                        25,719

MINORITY INTEREST                                                         96,657  (3)     96,657

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value:
     Authorized - 150,000 shares
     Outstanding - 48,335 shares            4,833              866          (866) (3)      4,833
  Additional paid-in capital               15,138              286          (286) (3)     15,138
  Retained earnings                       302,717          209,181      (209,181) (3)    302,717
  Unrealized losses on securities            (724)                                          (724)
  Foreign translation adjustments           1,038              703        (2,424) (3)       (683)
                                          -------          -------       -------         -------
          TOTAL SHAREHOLDERS' EQUITY      323,002          211,036      (212,757)        321,281
                                          -------          -------       -------         -------
                                         $489,561         $308,999      $(62,372)       $736,188
                                          =======          =======       =======         =======


See accompanying notes to pro forma condensed financial statements.

                  PRO FORMA CONDENSED STATEMENT OF EARNINGS - UNAUDITED

                         STRYKER CORPORATION AND SUBSIDIARIES

                             YEAR ENDED DECEMBER 31, 1993


                                                                        Pro Forma
                                         Stryker         Matsumoto     Adjustments     Pro Forma
                                         -------         ---------     -----------     ---------
                                                          (in thousands, except per
                                                                share amounts)
Net Sales                                $557,335         $201,926     $(64,338) (5)    $694,923

Costs and expenses:
  Cost of sales                           256,748           98,403      (58,356) (5)     296,795
  Research, development and engineering    36,199                                         36,199
  Selling, general and administrative     172,446           57,562                       230,008
                                          -------          -------      -------          -------
                                          465,393          155,965      (58,356)         563,002
                                          -------          -------      -------          -------
     OPERATING INCOME                      91,942           45,961       (5,982)         131,921
Other income (expense)                      4,123              296       (5,081) (6)        (662)
                                          -------          -------      -------          -------
     EARNINGS BEFORE INCOME TAXES          96,065           46,257      (11,063)         131,259
Income taxes                               35,860           24,419       (4,204) (7)      56,075
                                          -------          -------      -------          -------
     NET EARNINGS BEFORE MINORITY INTEREST 60,205           21,838       (6,859)          75,184
Minority interest                                                        10,701  (8)      10,701
                                          -------          -------      -------          -------
     NET EARNINGS                        $ 60,205         $ 21,838     $(17,560)        $ 64,483
                                          =======          =======      =======          =======

Net earnings per share of common stock      $1.25                                          $1.33

Average outstanding shares for the period  48,356                                         48,356




See accompanying notes to pro forma condensed financial statements.

                   PRO FORMA CONDENSED STATEMENT OF EARNINGS - UNAUDITED

                             STRYKER CORPORATION AND SUBSIDIARIES

                                 SIX MONTHS ENDED JUNE 30, 1994

                                                                           Pro Forma
                                         Stryker         Matsumoto        Adjustments      Pro Forma
                                                  (in thousands, except per share amounts)
Net Sales                               $302,985          $120,722        $(51,567) (5)    $372,140

Costs and expenses:
  Cost of sales                          138,065            60,793         (46,408) (5)     152,450
  Research, development and engineering   19,030                                             19,030
  Selling, general and administrative     95,222            32,102                          127,324
                                         -------           -------         -------          -------
                                         252,317            92,895         (46,408)         298,804
                                         -------           -------         -------          -------
     OPERATING INCOME                     50,668            27,827          (5,159)          73,336
Other income (expense)                     4,737               671          (4,381) (6)       1,027
                                         -------           -------         -------          -------
     EARNINGS BEFORE INCOME TAXES         55,405            28,498          (9,540)          74,363
Income taxes                              21,055            14,991          (3,625) (7)      32,421
                                         -------           -------         -------          -------
   NET EARNINGS BEFORE MINORITY INTEREST  34,350            13,507          (5,915)          41,942
Minority interest                                                            6,618  (8)       6,618
                                         -------           -------         -------          -------
     NET EARNINGS                       $ 34,350          $ 13,507        $(12,533)        $ 35,324
                                         =======           =======         =======          =======

Net earnings per share of common stock      $.71                                               $.73

Average outstanding shares for the period 48,386                                             48,386



See accompanying notes to pro forma condensed financial statements.

               NOTES TO PRO FORMA CONDENSED FINANCIAL STATEMENTS

The pro forma condensed balance sheet (unaudited) assumes that the purchase of 31% of Matsumoto's outstanding common stock occurred on June 30, 1994 and Matsumoto's assets and liabilities were recorded at estimated fair values in accordance with generally accepted accounting principles as per Opinion No. 16 of the Accounting Principles Board.

The pro forma condensed financial statements give effect to the following adjustments:

  (1)  To eliminate intercompany accounts between Stryker and Matsumoto.

  (2) To eliminate Stryker's net profit in Matsumoto's ending inventory and to reflect the approximate market value of Matsumoto's property, plant and equipment.

  (3) To eliminate Stryker's investment in Matsumoto and Matsumoto's stockholders' equity and to record the related minority interest.

  (4)  To record the long-term debt incurred by Stryker to finance the purchase.

  (5) To eliminate sales by Stryker to Matsumoto and Stryker's pre-tax profit in the increase in Matsumoto's inventory for the periods shown.

  (6) To record the interest expense related to the debt in Note (4) above and to eliminate the 20% equity in Matsumoto's net earnings recorded by Stryker since its initial investment in August 1993.

  (7)  To record the income tax expense related to the pro forma adjustments.

  (8)  To record the 49% minority interest in Matsumoto's net earnings.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits -- The exhibit listed below is submitted as a separate section of this report following the signature page:

                Exhibit (2) Offer to Purchase Shares of Matsumoto Medical Instruments, Inc. by Stryker Corporation dated June 6, 1994

                Exhibit (4) Credit Agreement dated August 1, 1994

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



                                             STRYKER CORPORATION
                                                 (Registrant)



August 10, 1994                                JOHN W. BROWN
Date                                   John W. Brown, Chairman, President
                                          and Chief Executive Officer
                                          (Principal Executive Officer)


August 10, 1994                                DAVID J. SIMPSON
Date                                  David J. Simpson, Vice President, Chief
                                          Financial Officer and Secretary
                                          (Principal Financial Officer)

EXHIBIT (2)

                               OFFER TO PURCHASE SHARES
                                          of
                         Matsumoto Medical Instruments, Inc.
                                          by
                                 Stryker Corporation
                                  dated June 6, 1994

  I.     Summary of the Terms of the Offer

         1. Stryker Corporation (hereinafter referred to as the "Purchaser") offers to purchase from each other holder of issued and outstanding shares of common stock, with par value of fifty yen (50 yen) per share (in non-bearer form) (hereinafter referred to as "Common Stock"), of Matsumoto Medical Instruments, Inc. (hereinafter referred to as "Matsumoto") the number of shares (subject to adjustment to eliminate fractional shares) that equals thirty-eight and three-quarters percent (38 3/4%) of the shares of Matsumoto Common Stock owned by him or her (hereinafter referred to as the "Offer"). Certain holders of Matsumoto Common Stock have agreed to sell additional shares of Matsumoto Common Stock to the Purchaser in order to assure that the Purchaser's direct ownership interest in Matsumoto would equal fifty-one percent (51%) in the event that the other shareholders do not agree to sell to the Purchaser the entire number of shares that it is offering to purchase pursuant to the Offer.

         2.   Purpose of the Offer

              The Purchaser is a corporation organized under the laws of the State of Michigan in the United States, which engages in the business of manufacturing and marketing specialty surgical and medical products. The Purchaser is an important supplier of the medical and surgical instruments currently distributed by Matsumoto in Japan and these two corporations have established an effective and cooperative long-term relationship with each other. The Purchaser acquired a twenty percent (20%) equity interest in Matsumoto in August 1993 pursuant to a tender offer made to all holders of Common Stock and desires at this time to increase its direct ownership to fifty-one percent (51%) of the outstanding shares of Matsumoto Common Stock. The Board of Directors of Matsumoto and the Purchaser have agreed that, after completion of the Offer, Stryker will sell to Matsumoto all the shares in Stryker Japan KK, a wholly owned subsidiary of the Purchaser that is engaged in the marketing in Japan of surgical and medical products manufactured by Stryker, and Nippon Stryker Service KK, another wholly owned subsidiary of the Purchaser that is inactive. It is the current intention to merge Stryker Japan KK and Nippon Stryker Service KK into Matsumoto at a subsequent date. The Purchaser and the Board of Directors of Matsumoto believe that the consummation of the Offer and the share purchases represent an important step in the long-term business relationship between the two companies that will strengthen Matsumoto's position as a leading distributor of surgical instruments and medical devices in Japan.

         3.   Recommendation by Matsumoto

              Upon considering whether or not the Offer meets the best interest of Matsumoto, its shareholders and its customers, the Board of Directors of Matsumoto has recommended the sales of Common Stock pursuant to the Offer and has approved the purchase by the Purchaser of shares so sold to it.

         4.   Purchase Period, Purchase Price, and Number of Shares to be
              Purchased

              Purchase Period ("Purchase          From June 16, 1994 to
              Period")                            July 15, 1994 (for 30 days)
              --------------------------          ---------------------------
              Purchase Period ("Purchase          11,429 yen per share (book
              Price")                             value determined by audit
                                                  as of December 31, 1993)
              --------------------------          ---------------------------
              Number of Shares to be              528,860 shares
              Purchased
              --------------------------          ---------------------------
              Number of Shares Owned              341,200 shares*
              Directly on the First Day
              of the Purchase Period
              --------------------------          ---------------------------
              Number of Shares to be              870,060 shares*
              Directly Owned after
              Purchase
              --------------------------          ---------------------------

           * The Purchaser holds options to purchase 1,837 shares of Matsumoto Common Stock owned by John D. Pierson that it may exercise at any time after the Offer.

         5.   Regulatory Approvals Concerning the Purchase of Shares

              There is no obligation on the part of Matsumoto to obtain approval or consent concerning the Offer. Under Article 26 of the Foreign Exchange and Foreign Trade Control Law [Gaikoku Kawase oyobi Gaikoku Boueki Kanri Ho], Stryker is obliged to file a report on the purchase of Common Stock with the Minister of Finance and other relevant governmental agencies by way of the Bank of Japan.

         6.   Procedure for Tendering Shares

              (1) Shareholders wishing to tender share(s) of Common Stock shall deliver certificate(s) representing share(s) tendered, accompanied by completed "Description of Tendered Shares [Uritsuke Moushikomisho]" and "Letter of Transmittal [Joto Sho]" (signed and sealed) to Matsumoto for delivery to the Purchaser.

              (2) Upon delivery of documents hereinabove provided, Matsumoto shall in exchange furnish such shareholders with "Receipt of Tendered Shares [Kaitsuke Moushikomi Uketsukehyo]."

         7.   Terms and Conditions of the Offer

              (1) After the issuance of the Offer, the Purchase Price shall not be reduced.

              (2) The Purchaser offers to purchase thirty-eight and three-
                  quarters percent (38 3/4%) of the shares of Matsumoto Common Stock owned by each other shareholder.

              (3) The Purchaser may withdraw the Offer or revoke its acceptance of purchasing the shares tendered pursuant to the Offer in the case that any of the following conditions are not satisfied as of the Closing Date:

                (i) The representations and warranties of Matsumoto provided in or referred to in its agreement with the Purchaser in connection with the Offer (hereinafter referred to as the "Agreement") are true and complete in all material respects and Matsumoto shall have duly performed and complied with all agreements and conditions required by the Agreement;

               (ii) No action, proceeding, application, claim or counterclaim shall have been threatened or instituted by any government or governmental authority or agency, which challenges the Offer or restricts the Purchaser's rights of ownership regarding the shares of Common Stock tendered pursuant to the Offer;

              (iii) No action shall have been taken, or any statute, rule, regulation, order or injunction shall have been enacted, promulgated, entered, enforced or deemed applicable to the Offer, which challenges the Offer or restricts the Purchaser's rights regarding the shares of Common Stock tendered pursuant to the Offer;

               (iv) The recommendation of the Board of Directors of Matsumoto that shareholders tender their shares of Common Stock pursuant to the Offer and the approval of the sale and transfer of shares to the Purchaser pursuant to the Offer shall not have been withdrawn or modified;

                (v) Counsel to Matsumoto shall have delivered to the Purchaser a favorable opinion or opinions dated the Closing Date;

               (vi) All legal matters, and the form and substance of all documents required by the Letter of Transmittal or the Description of Tendered Shares to be delivered by the shareholders tendering shares of Common Stock pursuant to the Offer or required by the Agreement to be delivered by Matsumoto to the Purchaser shall have been approved by and be satisfactory to the Purchaser.

              (vii) The aggregate number of shares tendered by shareholders pursuant to the Offer, plus any shares sold to the Purchaser by certain holders of Matsumoto Common Stock who have agreed to make up any shortfall as herein provided, shall equal thirty-one percent (31%) of the then issued and outstanding shares of Common Stock.

              Shareholders who wish to obtain more information regarding the above conditions should contact the Accounting Department (Keiri
              Bu) at the head office of Matsumoto.

          (4) After the issuance of the Offer, the Purchaser shall not change the method of payment for the Purchase Price or the expected number of shares to be purchased.

         8.   Acknowledgement of Purchase

              Upon the expiration of the Purchase Period, the Purchaser will promptly send an "Acceptance of Tendered Shares [Kaitsuke Tsuchisho]" to each shareholder who tendered his or her shares. The Acceptance of Tendered Shares shall describe the number of shares to be purchased form each shareholder.

         9.   Closing

              Closing Date                     August 2, 1994
              ---------------------            --------------------------
              Procedure for Closing            On the Closing Date, payment
                                               for the Purchase Price shall
                                               be made by wire transfer to a
                                               bank account designated by
                                               each shareholder.


 II.     Information Concerning the Purchaser

         1.   Summary of the Purchaser

              (1) The Purchaser's Business and Operation

              The Purchaser is a publicly-held corporation that develops, manufacturers and markets specialty surgical and medical products, including endoscopic systems, orthopaedic implants, powered surgical instruments and patient handling equipment for the world market.

              (2) Capital Amount and Number of Shares

                                                (as of December 31, 1993)
              -----------------------------     ----------------------------
              Capital Amount                    $21,951,000
              -----------------------------     ----------------------------
              Total Number of Shares Issued     48,395,453 shares of Common
              and Outstanding                   Stock


              (3) Board of Directors of the Purchaser

                  John W. Brown
                  Howard E. Cox, Jr.
                  Donald M. Engelman, Ph.D.
                  Jerome H. Grossman, M.D.
                  John S. Lillard
                  William U. Parfet
                  Ronda E. Stryker

              (4) Officers of the Purchaser

                  Name                           Title
                  -------------------------      -----------------------------
                  John W. Brown                  Chairman, President and Chief
                                                 Executive Officer
                  -------------------------      -----------------------------
                  Ronald A. Elenbaas             Vice President, President,
                                                 Stryker Surgical Group
                  -------------------------      -----------------------------
                  William T. Laube, III          Vice President, President,
                                                 Stryker Pacific
                  -------------------------      -----------------------------
                  Robert D. Monk                 Treasurer/Controller and
                                                 Assistant Secretary
                  -------------------------      -----------------------------
                  Julia M. Paradine-Rice         Assistant Treasurer
                  -------------------------      -----------------------------
                  David J. Simpson               Vice President, Chief Financial
                                                 Officer and Secretary
                  -------------------------      -----------------------------
                  Thomas R. Winkel               Vice President, President,
                                                 Stryker Americas/Middle East

           Note: As of November 25, 1992, Dr. John D. Pierson, President of Stryker Japan (a wholly-owned subsidiary of Stryker) was elected to serve on the Board of Directors of Matsumoto. As of December 6, 1993, William T. Laube, III, a Vice President of its Stryker Pacific Division, was elected a director of Matsumoto.

              2.  Selected Consolidated Financial Information

                  Net Sales. . . . . . . . . . . . . . . . . . . .$557,335,000
                  Operating Income . . . . . . . . . . . . . . . . .91,942,000
                  Earnings before taxes, etc.. . . . . . . . . . . .96,065,000
                  Net earnings . . . . . . . . . . . . . . . . . . .60,205,000
                  Total assets . . . . . . . . . . . . . . . . . . 454,204,000

           III.   Information Concerning Matsumoto

                  Please refer to the Business Reports [Eigyo Hokoku Sho] concerning Matsumoto's financial information for fiscal years of 1991, 1992 and 1993, as attached hereto as Exhibit A, Exhibit B and Exhibit C, respectively.

EXHIBIT (4)
                                 CREDIT AGREEMENT

        THIS CREDIT AGREEMENT, dated as of August 1, 1994, is among STRYKER CORPORATION, a corporation organized under the laws of the State of Michigan (the "Borrower"), the Banks listed on the signature pages hereof and The Bank of Tokyo, Ltd., Chicago Branch, as Agent.

SECTION I.  DEFINITIONS

In addition to the terms defined elsewhere in this Agreement, the following terms are defined as follows:

        "Agent" shall mean The Bank of Tokyo, Ltd., Chicago Branch in its capacity as agent for the Banks hereunder, and its successors and assigns in such capacity.

        "Bank" shall mean each bank listed on the signature pages hereof, and their respective successors and assigns.

        "Banking Day" shall mean a day on which banks are open for business in London, England; Chicago, Illinois; and Tokyo, Japan, and dealing in Japanese yen deposits in London, England, other than Saturday, Sunday or a legal holiday or day on which banks in such cities are required or authorized by law to remain closed.

        "Business Day" shall mean any day other than a Saturday, a Sunday or a day on which the commercial banks in the City of Chicago, Illinois are authorized or obligated by law or executive order to close.

        "Event of Default" shall have the meaning given to such term in Section VIII hereof.

        "Final Maturity Date" shall mean August 1, 1998.

        "Interest Payment Date" shall mean the last day of each Interest Period and the Final Maturity Date.

        "Interest Period" shall mean the period used for the computation of interest commencing on the date the relevant Loan is made and concluding on the date six months thereafter, with subsequent Interest Periods commencing on the last day of the immediately preceding Interest Period and concluding six months thereafter; provided, however, no Interest Period may extend beyond the Final Maturity Date and the initial Interest Period for the second borrowing on March 31, 1995, shall commence on the date of borrowing and conclude on the date which coincides with the end of the then current Interest Period for the initial borrowing of Loans hereunder. For purposes of determining an Interest Period, a month means a period starting on one day in a calendar month and ending on a numerically corresponding day in the next calendar month; provided, however, that if there is no numerically corresponding day in the month in which an Interest Period is to end or if an Interest Period begins on the last day of a calendar month, then such Interest Period shall end on the last Banking Day of the calendar month in which such Interest Period is to end.

        "LIBOR" shall mean for each Interest Period, the per annum rate for deposits in Japanese yen for a period of six months which appears on Telerate Page 3755 under the column designated B.O.T. as of 11:00 a.m., London time, two Banking Days prior to the commencement of such Interest Period; provided, however, that with respect to the initial Interest Period for the second borrowing of Loans hereunder on March 31, 1995, LIBOR shall be determined as specified above for a period equal to such initial Interest Period. If such rate does not appear on Telerate Page 3755 on such day, the rate will be determined on the basis of the rates at which deposits in Japanese yen are offered by the Agent at approximately 11:00 a.m., London time, on such day to prime banks in the London interbank market for a period of six months commencing on that day.

        "Loan" or "Loans" shall have the meaning specified in Section II hereof.

        "Majority Banks" shall mean Banks holding 50% or more of the outstanding principal amount of the Loans.

        "Maximum Leverage Ratio" shall mean, at any date of determination thereof, the ratio of any senior indebtedness outstanding to tangible net worth, as such shall be determined in accordance with generally accepted accounting principles.

        "Minimum Tangible Net Worth" shall mean, at any date of determination thereof, the sum of the following, determined in accordance with generally accepted accounting principles: a) the amount of total stockholders' equity minus b) the net book value of intangible assets.

        "Note" or "Notes" shall mean the Note of each Bank in the form attached as Exhibit A.

        "Potential Default" shall mean the occurrence of any event which, with the lapse of time, the giving of notice, or both, would become an Event of Default.

        "Yen Prime Rate" shall mean the rate publicly announced from time to time by the Agent as its short term prime rate for loans made in Japanese yen currency. Any change in the Yen Prime Rate shall take effect on the date specified in the public announcement of such change. The Yen Prime Rate is set by the Agent based on various factors including but not limited to the Agent's costs and desired return, general economic conditions and is used as a reference point in pricing some loans. The Agent may make loans at, above or below, the Yen Prime Rate.


SECTION II.  LOANS UNDER THE CREDIT AGREEMENT

        (A) Subject to the terms and conditions set forth in this Agreement, each Bank, by its acceptance hereof, severally agrees to make a loan or loans (individually a "Loan" or collectively the "Loans") to the Borrower in the amount of its commitment to make Loans set forth on the signature pages hereof. Subject to the terms and conditions set forth in this Agreement, Loans shall be made in two borrowings, the first borrowing of Loans to be made on August 1, 1994, in the aggregate principal amount of 5,196,480,575 yen, and the second borrowing of Loans to be made on March 31, 1995, in the aggregate principal amount of 847,860,365yen . Each borrowing of Loans shall be made ratably from the Banks in proportion to their commitments.

        (B) The Borrower authorizes the Banks to make (or cause to be made) appropriate notations on their records or on the grid attached to their Notes evidencing the disbursement date and the principal amount of the Loans, as well as the repayment of the principal amount thereof and the payment of all interest thereon.

        (C) Subject to the provisions of Section VI hereof, the proceeds of each Loan shall be made available to the Borrower at the principal office of The Sanwa Bank, Limited, Tokyo, Japan ("Sanwa") for the account of its Chicago Branch (the "Sanwa Account") in immediately available Japanese yen. Not later than 11:30 a.m. (Tokyo time) on the date specified for any Loan to be made hereunder, each Bank shall make its portion of such Loan available to the Borrower in immediately available Japanese yen at the Sanwa Account, with written confirmation to the Agent. Sanwa hereby agrees to wire transfer the proceeds of the Loans in accordance with the written instructions of the Borrower delivered to the Agent or Sanwa. The instructions of the Borrower with respect to the initial borrowing of Loans are attached hereto as Exhibit B. Sanwa shall promptly confirm in writing to the Agent the sending of the wire transfers in accordance with the Borrower's instructions.

        (D) Unless the Agent and Sanwa shall have been notified by a Bank prior to the date of a Loan to be made by such Bank (which notice shall be effective upon receipt) that such Bank does not intend to make the proceeds of such Loan available to Sanwa, the Agent and Sanwa may assume that such Bank has made such proceeds available to Sanwa on such date and the Agent or Sanwa may in reliance upon such assumption (but shall not be required to) make available to the Borrower a corresponding amount. If such corresponding amount is not in fact made available to Sanwa by such Bank, and the Agent or Sanwa has made such amount available to the Borrower, the Agent or Sanwa, as the case may be, shall be entitled to receive such amount on demand from such Bank (or, if such Bank fails to pay such amount forthwith upon such demand, to recover such amount from the Borrower) together with interest thereon in respect of each day during the period commencing on the date such amount was made available to the Borrower and ending on but excluding the date the Agent or Sanwa, as the case may be, recovers such amount, at a rate per annum (computed on the basis of a 360 day year and actual days elapsed) equal to the Yen Prime Rate from time to time in effect. If such Bank shall repay to the Agent or Sanwa, as the case may be, such corresponding amount, such amount so repaid shall constitute such Bank's Loan for purposes of this Agreement.

SECTION III.  INTEREST PAYMENTS

        (A) The Borrower shall pay interest (calculated on the basis of a 360 day year and actual days elapsed) on the unpaid principal amount of the Loans from and including the disbursement date thereof to but not including the date of maturity (whether by acceleration or otherwise) at a rate of interest per annum equal to the sum of 0.25% plus LIBOR. Interest shall be due and payable on each Interest Payment Date for the days elapsed from the prior Interest Payment Date (or the disbursement date, in the case of the initial Interest Payment Date) to but not including the current Interest Payment Date.

        (B) In the event that any payment of principal of the Loans, or any payment of interest thereon, or any fee is not made on the due date thereof, the Borrower shall pay interest on such principal or fees and, to the extent permitted by law, on such interest, for the day such payment was due until the day of actual payment thereof at a rate of interest per annum (computed on the basis of a 360 day year and actual days elapsed) equal to the sum of 2% plus the rate of interest in effect thereon at the time of such default until the end of the Interest Period then applicable thereto and, thereafter, at a rate per annum equal to the sum of 2% plus the Yen Prime Rate from time to time in effect.

        (C) If any change shall occur in applicable law, rule or regulation or in the interpretation or administration thereof or in any request or guideline imposed by the United States or Japanese governments or any central bank or governmental authority charged with interpretation or administration of any law, rule, regulation or guideline resulting in increased taxation of payments to any Bank, or the imposition of any increased reserve, special deposit, minimum capital, capital ratio or similar requirement affecting this Agreement or its Note, and the result of any of the foregoing is an increase in cost to such Bank of making or maintaining its Loan, or to reduce any amount received or receivable by such Bank under the Agreement or its Note by an amount that such Bank shall deem to be material, then such Bank shall notify the Borrower and the Agent of the increased amounts due to such Bank to compensate the Bank for such additional costs or reductions, subject only to the Borrower's right to prepay the Loan as provided in Section IV(D) hereof.

        (D) Notwithstanding any other provisions of this Agreement or any Note, if at any time any Bank shall determine in good faith that any change in applicable law or regulation or in the interpretation thereof makes it unlawful for such Bank to make or continue to maintain any Loan or to give effect to its obligations as contemplated hereby, such Bank shall promptly give notice thereof to the Agent and the Borrower and such Bank's obligations to make or maintain any such affected Loan under this Agreement shall terminate until it is no longer unlawful for the Bank to make such affected Loan. The Borrower shall, on the last day of the then applicable Interest Period or such earlier date required by such applicable law, prepay the outstanding principal amount of any such affected Loan made to it, together with all interest accrued thereon and all other amounts due and payable to the affected Bank under this Agreement; provided, however, the Borrower may, to the extent permitted by applicable law, borrow the principal amount of such affected Loans and pay interest thereon from the date thereof until maturity (whether by acceleration or otherwise) at a rate per annum (computed on the basis of a 360 day year and actual days elapsed) equal to the Yen Prime Rate or such other rate of interest, if any, mutually agreed upon in writing by the Borrower and all of the Banks.

        (E) Notwithstanding any other provision of this Agreement or any Note, if prior to the commencement of any Interest Period the Agent or any Bank shall determine (i) that deposits in the amount of any Loan scheduled to be outstanding are not available to the Agent or such Bank in the relevant market or (ii) by reason of circumstances affecting the relevant market, adequate and reasonable means do not exist for ascertaining LIBOR, or (iii) LIBOR does not accurately reflect the cost to any Bank of making or maintaining any Loan hereunder, the Agent or such Bank shall promptly give notice thereof to the

Borrower and the Banks to make or maintain any such Loan in such amount and for any such Interest Period shall terminate until deposits in such amount and for the relevant Interest Period shall again be readily available in the relevant market, adequate and reasonable means exist for ascertaining LIBOR and such rate shall accurately reflect the cost to the Banks of making and maintaining such Loan. Upon the giving of such notice, the Borrower may elect to either (i) prepay such affected Loan or (ii) borrow the principal amount of such affected Loan and pay interest thereon from the date thereof until maturity (whether by acceleration or otherwise) at a rate per annum (computed on the basis of a 360 day year and actual days elapsed) equal to the Yen Prime Rate from time to time in effect, or such other rate of interest, if any, mutually agreed upon in writing by the Borrower and all of the Banks, subject to all terms and conditions of this Agreement.

SECTION IV.  PAYMENTS

        (A) The Borrower shall make all payments hereunder and under the Notes by wire transfer to the Agent at The Bank of Tokyo, Ltd., Tokyo, Japan for credit to the account of The Bank of Tokyo, Ltd., Chicago Branch
Account #315-0115304 Ref: Stryker Attn: Joseph Howard, or as the Agent may otherwise direct, for the ratable benefit of the Banks not later than 11:30 a.m. (Tokyo time) on the date any such payment is due. All such payments shall be made in immediately available and freely transferable Japanese yen at the place of payment without setoff or counterclaim. The Agent shall promptly remit to each Bank its ratable share of such payments when received by the Agent to the offices and accounts of the Banks in Tokyo, Japan specified by each Bank in a written notice to the Agent.

        (B) Principal and interest accrued on the Loans shall be paid in full on the Final Maturity Date.

        (C) All payments made to the Banks under this Agreement shall be applied first to the payment of interest due on the Loans, and then to the payment of the principal amount of the Loans outstanding on the date of the payment.

        (D) The Borrower may prepay the Loans in whole, or in part but, if in part, then in an amount not less than 1,000,000,000 yen or an integral multiple thereof (with accrued interest to the date of such prepayment) prior to the Final Maturity Date on five (5) business days prior written notice of its intent to prepay to the Agent. Such notice, once received by the Agent, shall be irrevocable. Prepayments shall be subject to a prepayment penalty specified in
Section IV(E) hereof.

        (E) In the event any Bank shall incur any loss, cost or expense (including, without limitation, any loss, cost or expense incurred by reason of the liquidation or re-employment of deposits or other funds acquired by such Bank to fund or maintain any Loan or the relending or reinvesting of such deposits or amounts paid or prepaid to such Bank) as a result of (i) any payment or prepayment for any reason of a Loan on a date other than the last day of the then applicable Interest Period; or (ii) any failure by the Borrower to borrow any Loan on the dates specified in Section II(A) hereof, then, upon the demand of such Bank, the Borrower shall pay to the Bank such amount as will reimburse the Bank for such loss, cost or expense. If a Bank makes a claim for compensation, it shall provide to the Borrower and the Agent a certificate setting forth the amount of such loss, cost or expense in reasonable detail and such certificate shall be conclusive and binding on the Borrower as to the amount thereof except in the case of manifest error.

        (F) Each Bank may, at its option, elect to make, fund or maintain its Loans hereunder at the branch or office specified on the signature pages hereof or such other of its branches or offices as such Bank may from time to time elect.

        (G) Notwithstanding any provision of this Agreement to the contrary, each Bank shall be entitled to fund and maintain its funding of all or any part of its Loans in any manner it sees fit, it being understood however, that for the purposes of this Agreement all determinations hereunder shall be made as if each Bank had actually funded and maintained each Loan during each Interest Period for such Loan through the purchase of deposits in the relevant market having a maturity corresponding to such Interest Period and bearing an interest rate equal to LIBOR for such Interest Period.

        (H) If any sum becomes payable pursuant to this Agreement on a day which is not a Business Day (which in the case of interest is the Interest Payment Date with respect thereto), the date for payment thereof shall be extended, without penalty, to the next succeeding Business Day (which in the case of interest shall be the Interest Payment Date with respect thereto), and such extended time shall be included in the computation of interest.

SECTION V. GENERAL REPRESENTATIONS AND WARRANTIES BY THE BORROWER

        The Borrower represents and warrants to the Banks as follows:

      i) The Borrower is in good standing, validly existing and duly organized under the laws of the State of Michigan.

     ii) The Borrower has the corporate power to enter into this Agreement and to execute the Notes and all other documents, instruments and agreements executed in connection herewith and to observe and perform the terms and provisions hereof.

    iii) The execution, delivery and performance of this Agreement and the Notes have been duly authorized and approved by the Board of Directors of the Borrower.

     iv) All corporate action on the part of Borrower, its directors or stockholders, necessary for the authorization, execution, delivery and performance of this Agreement and the Notes or other instrument or agreement required hereunder, has been duly taken.

      v) There is no litigation, tax claim, proceeding or dispute pending, or, to the knowledge of Borrower, threatened, against or affecting Borrower or its property, the adverse determination of which might materially affect Borrower's financial condition or operations or impair Borrower's ability to perform its obligations hereunder or under the Notes or other instrument or agreement required hereunder.

     vi) No Event of Default, as defined in Section VIII of this Agreement, shall have occurred and be continuing.

    vii) The making and performance of this Agreement and the Notes by the Borrower will not violate any provisions of any law or regulation, federal, state or local, or any corporate authorization of the Borrower.

SECTION VI.  CONDITIONS PRECEDENT

        (A) The obligation of the Banks to make any Loan is subject to the conditions precedent that the Banks shall have received on or before the date of disbursement the following, in form and substance satisfactory to the Agent:

      i) A certified copy of the resolutions of the Board of Directors of the Borrower, authorizing the execution and delivery of this Agreement and the Notes;

     ii)     The executed Notes, in the form attached as Exhibit A.

    iii)     An executed copy of this Agreement.

     iv) A certificate, signed by the Secretary or an Assistant Secretary of the Borrower and dated as of the date of this Agreement, as to the incumbency of the person or persons authorized to execute and deliver this Agreement and the Notes and any other document or instrument required hereunder.

      v) An opinion of counsel of the Borrower, in a form satisfactory to the Agent, concerning the due authorization and enforceability of this Agreement and the Notes.

        (B) As of the time of the making of each Loan hereunder (including the initial Loan):

      (i) each of the representations and warranties set forth in Section V hereof shall be and remain true and correct as of said time, except to the extent that any such representation or warranty relates solely to an earlier date; and

     (ii) the Borrower shall be in full compliance with all of the terms and conditions hereof, and no Event of Default or Potential Default shall have occurred and be continuing or will have occurred as a result of making such Loan.

The execution and delivery by the Borrower of the Notes pursuant hereto or the Borrower's acceptance of the proceeds of any such Loan shall be and constitute a warranty to the matters specified in subsections (i) and (ii) above.

SECTION VII.  AFFIRMATIVE COVENANTS

        Borrower covenants and agrees that so long as any of the Loans or Notes are outstanding hereunder, any credit is available to or in use by the Borrower and until the full and final payment of all indebtedness incurred hereunder, it will:

           i) Repay the Loans according to the terms hereof and the Notes evidencing the same;

          ii)     Promptly give written notice to the Banks of:

                  (a) any material dispute which may exist between Borrower and any governmental regulatory body or law enforcement authority which, if decided to the detriment of the Borrower, would materially alter the Borrower's ability to perform its obligation under this Agreement; and

                  (b) any Event of Default or any event which, upon a lapse of time or notice or both, would become an Event of Default; and

                  (c) any other matter which has resulted or might result in a material adverse change in Borrower's financial condition or operations.

         iii) Promptly provide to the Lender its quarterly unaudited financial statements within 60 days of the end of its first, second and third fiscal quarters; and its annual audited financial statements within 90 days following its fiscal year end.

          iv) Borrower shall maintain a Minimum Tangible Net Worth of not less than $250,000,000 at all times while this Agreement shall be in effect.

           v) Borrower shall maintain a Maximum Leverage Ratio of not greater than 1.0:1 at all times while this Agreement shall be in effect.

          vi) The proceeds of the Loans shall be used for the purchase of common stock in Matsumoto Medical Instruments, Inc.

SECTION VIII.  EVENTS OF DEFAULT

             Each of the following shall constitute an "Event of Default" under this Agreement:

           i) Failure by the Borrower to pay interest or any principal amount due on the Loans or any fee not later than three (3) Banking Days after the due date thereof or failure of the Borrower to pay any other amount hereunder when due;

          ii) Failure of the Borrower to cure a default or comply with the provisions of this Agreement (other than as described in Subsection (i) above) within fifteen (15) days of written demand by the Agent or any Bank (unless Borrower shall have and continue to be using its best efforts to cure said default or comply with such provisions);

         iii) Any representation or warranty made by the Borrower under this Agreement shall prove to have been materially false when made and Borrower had actual knowledge of such falsity at the time such representation or warranty was made;

          iv) The commencement or filing of any insolvency, bankruptcy or similar proceeding by the Borrower, or the Borrower shall not pay, or admit in writing its inability to pay, its debts generally as they come due, or the Borrower has taken any corporate action in furtherance of any of the foregoing purposes;

           v) An involuntary petition shall be filed under any bankruptcy statute against Borrower, or a receiver or trustee shall be appointed to take possession of the properties of Borrower, unless such petition or appointment or possession is set aside or withdrawn or ceases to be in effect within sixty (60) days from the date of said filing or appointment or taking of possession;

          vi) Any default shall occur under (1) the Credit Agreement dated as of August 4, 1993, between the Borrower and The Sanwa Bank, Limited, Chicago Branch, as amended (the "Sanwa Credit Agreement") or (2) any other agreement involving the borrowing of money or the advance of credit or the guaranty thereof involving U.S. $50,000,000.00 or more to which Borrower may be a party as borrower, if such default gives to the holder of the obligation concerned the right to accelerate the indebtedness;

         vii) A final judgment, order or decree shall be entered in any proceeding in law or in equity, in an amount in excess of U.S. $50,000,000.00 against the Borrower, where such judgment is not satisfied, stayed or deferred by a court or by agreement within 180 days of the entry thereof; or

        viii) Any lien, security interest or pledge of assets or any other encumbrance upon or with respect to the property of the Borrower shall occur in an amount in excess of U.S. $50,000,000.00, other than purchase money liens incurred in the ordinary course of business or to secure indebtedness incurred solely for the purchase of such property.

SECTION IX.  REMEDIES

       (A) When any Event of Default, other than an Event of Default described in Sections VIII(iv) or (v) hereof, has occurred and is continuing, the Majority Banks may, by notice to the Borrower, take either or both of the following actions: (i) terminate the remaining commitments of the Banks to make Loans hereunder on the date (which may be the date thereof) stated in such notice, and (ii) declare the principal of and the accrued interest on the Loans then outstanding to be forthwith due and payable and thereupon said Loans, including both principal and interest, shall be and become immediately due and payable together with all other amounts payable under this Agreement without further demand, presentment, protest or notice of any kind.

       (B) When any Event of Default described in Sections VIII (iv) or (v) hereof has occurred and is continuing, then the principal of and accrued interest on the Loans then outstanding shall immediately become due and payable together with all other amounts payable under this Agreement without presentment, demand, protest or notice of any kind, and the obligation of the Banks to extend further credit pursuant to any of the terms of this Agreement shall immediately terminate.

       (C) In connection with the foregoing, the Borrower agrees to pay reasonable attorneys' fees whenever an attorney is used by the Agent or any Bank to collect on or enforce payment of any amounts rightfully due and owing to the Banks hereunder. All rights and remedies of the Banks arising pursuant to the provisions of this Agreement are cumulative, and may be exercised concurrently or separately; and the exercise or partial exercise of any right or remedy shall not preclude any other or further or future exercise of any other right or remedy. No failure on the part of the Banks to exercise, and no delay in exercising, any right or remedy hereunder shall operate as a waiver thereof
(or of any similar or other right or remedy in the future).

SECTION X.  THE AGENT FOR THE BANKS

       (A) For the convenience of the parties hereto, The Bank of Tokyo, Chicago Branch is appointed Agent hereunder for the Banks with such powers as are specifically delegated to the Agent by the terms of this Agreement, together with such other powers as are reasonably incidental thereto, and by its execution hereto accepts such agency, solely for the purposes herein set forth. The Agent will transmit promptly to each Bank each notice received by it from the Borrower hereunder, will advise the Banks promptly upon receipt of all the documents listed in Section VI and will provide each of the Banks with a copy of each of the said documents when these are available. The Agent shall have no authority to enforce, nor any duty or responsibility for the enforcement of, any of the terms hereof or the Notes, except as a Bank hereunder; however, the Agent shall promptly notify each Bank of any event of which it has actual notice which is or would be, with the passage of time or the giving of notice, or both, an Event of Default under Section VIII hereof. Neither the Agent nor any of its directors, officers or employees shall be liable for any action taken or omitted to be taken by it or them hereunder, except for its or their own gross negligence or willful misconduct. The Agent shall be protected in acting upon any notice, request, certificate, letter, statements (oral or written) or other documents believed by it in good faith to be genuine and correct and to have been signed or sent by the proper person or persons. As to any matters not expressly provided for by this Agreement, the Agent shall in all cases be fully protected in acting, or refraining from acting, hereunder in accordance with the instructions of the Majority Banks, and such instructions of the Majority Banks and any action taken or not taken pursuant thereto shall be binding on all Banks.

       (B) The Agent takes no responsibility for the truth of any warranties or representations given or made herein, and the Agent shall not be responsible to the Banks for the validity, effectiveness, enforceability or sufficiency of this Agreement, the Notes or any other related documents.

       (C) Each Bank warrants that it has made its own independent investigation of the financial condition and affairs of the Borrower in connection with the making and continuance of the Loans hereunder and has not relied upon any placement memorandum or other information provided to such Bank by the Agent and each Bank represents that it shall continue throughout the duration of this Agreement to make its own independent appraisal of the Borrower.

       (D) The Agent shall be under the same obligations and be entitled to the same rights and powers in its capacity as a Bank as if it were not the Agent and the Agent shall not be obliged by reason of its position as Agent to account to any other Bank for any sum received by it hereunder in its capacity as a Bank or for the profit element thereof and the Agent may, without liability to account to the other Banks, accept deposits from, lend money to, and generally engage in any kind of banking or trust business with the Borrower as if it were not the Agent or a Bank, as the case may be.

       (E) The Borrower and (to the extent not reimbursed by the Borrower) each Bank (pro-rata in accordance with the respective commitments of the Banks) agrees to indemnify the Agent from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred or asserted against the Agent (in its capacity as such) in any way relating to or arising out of this Agreement, provided that neither the Borrower nor any Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements arising from the Agent's gross negligence or willful misconduct.

       (F) Except for action expressly required of the Agent hereunder the Agent shall in all cases be fully justified in failing or refusing to act hereunder unless it shall be indemnified to its reasonable satisfaction by the Banks against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

       (G) Subject to the appointment and acceptance of a successor Agent as provided below, the Agent may resign at any time by giving notice thereof to the Banks and the Borrower and the Agent may be removed at any time for cause by the Majority Banks. Upon any such resignation or removal, the Majority Banks shall have the right to appoint a successor Agent without cost to the Borrower. If no successor Agent shall have been so appointed by the Majority Banks and shall have accepted such appointment within thirty (30) days after the retiring Agent's giving notice of resignation or the Majority Banks' removal of the retiring Agent, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent without cost to the Borrower, which shall be a bank which has an office in Chicago, Illinois. Upon the acceptance of any appointment as successor Agent hereunder, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation or removal hereunder as Agent, the provision of this Section X shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Agent. Unless an Event of Default shall have occurred and be continuing, the Borrower shall have the right to approve any successor Agent (such approval not to be unreasonably withheld).

       (H) Unless the Agent shall have been notified by the Borrower prior to the date on which any payment is due hereunder or under the Notes (which notice shall be effective upon receipt) that the Borrower does not intend to make such payment, the Agent may assume that the Borrower has made such payment when due and the Agent may in reliance upon such assumption (but shall not be required to) make available to each Bank on such payment date an amount equal to the portion of such assumed payment such Bank is entitled to hereunder or under the Notes and, if the Borrower has not in fact made such payment to the Agent, such Bank shall, on demand, repay to the Agent the amount made available to such Bank together with interest thereon in respect of each day during the period commencing on the date such amount was made available to such Bank and ending on (but excluding) the date such Bank repays such amount to the Agent at a rate per annum equal to the Yen Prime Rate from time to time in effect.

SECTION XI.  RIGHT OF SETOFF

        If an Event of Default shall have occurred and be continuing, each Bank is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Bank to or for the credit or the account of the Borrower against any of and all the obligations of the Borrower now or hereafter existing under this Agreement or the Note of such Bank, irrespective of whether or not such Bank shall have made any demand under this Agreement or its Note and although such deposits or other indebtedness may be unmatured. The rights of each Bank under this Section are in addition to other rights and remedies (including other rights of setoff) which such Bank may have.

SECTION XII.  SETOFF SHARING

        Each Bank agrees with each other Bank a party hereto that in the event such Bank shall receive and retain any payment, whether by setoff or application of deposit balances or otherwise, on any Note outstanding under this Agreement in excess of its ratable share of payments on all Notes then outstanding to the Banks, then such Bank shall purchase for cash at face value, but without recourse, ratably from each of the other Banks such amount of the Notes held by each such other Bank (or interest therein) as shall be necessary to cause such Bank to share such excess payment ratably with all the other Banks; provided, however, that if any such purchase is made by any Bank, and if such excess payment or part thereof is thereafter recovered from such purchasing Bank, the related purchases from the other Banks shall be rescinded ratably and the purchase price restored as to the portion of such excess payment so recovered, but without interest.

SECTION XIII.  AMENDMENTS AND WAIVERS

        No provision of this Agreement may be amended or waived except in writing signed by the Borrower and the Majority Banks and, if the rights or duties of the Agent are affected thereby, by the Agent; provided that no such amendment or waiver shall, unless signed by all the Banks, (i) increase, reduce or extend the commitment of any Bank or subject any Bank to any additional obligation, (ii) change the principal of or rate of interest on any Loan or fees hereunder, (iii) change the stated time or manner of any payment of principal of or interest on any Loan or any fees hereunder, (iv) change the percentage of the commitments or of the aggregate unpaid principal amount of the Notes or the number of Banks which shall be required for the Banks or any of them to take any action under this Section or any other provisions of this Agreement, or
(v) amend or waive the provisions of this Section XIII.

SECTION XIV.  SUCCESSORS

        This Agreement and all of the provisions hereto shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns; provided, however, that the Borrower may not assign or otherwise transfer this Agreement (or any interest herein) except with the prior written consent of the Banks.

SECTION XV.  NOTICES

        All notices required to be sent herein shall be personally delivered to the other party at the address set forth on the signature pages hereof or be sent by certified mail (return receipt requested) or overnight courier, postage prepaid to the address set forth herein. Each party hereto shall be entitled to designate a different address for the giving of notices hereafter by written notice to the other party as herein provided. Written notice shall be deemed to be received on the date delivered to such party (if personally delivered), or three (3) days after the date of postmark thereon (if delivered by certified mail).

SECTION XVI.  COSTS AND EXPENSES

        The Company agrees to pay on demand all costs and expenses of the Agent in connection with the negotiation, preparation, execution and delivery of this Agreement and the Notes, or in connection with any consents hereunder or waivers or amendments hereto, including the reasonable fees and out-of-pocket expenses of the Agent's attorneys, Messrs. Bell, Boyd & Lloyd, with respect to all the foregoing.

SECTION XVII.  JUDGMENT CURRENCY

        If, for the purpose of obtaining judgment in any court against the Borrower hereunder, it becomes necessary to convert into the currency in which such judgment will be awarded any amount payable hereunder in a different currency, then the conversion shall be made at the spot rate of exchange determined by the Agent prevailing at the close of business on the day before the day on which the judgment is given. In the event that there is a difference between the rate of exchange at which such judgment is determined and the rate prevailing on the date of payment, the Borrower will pay such additional amount, if any, as may be necessary to ensure that the amount paid on such date of payment in the judgment currency is the amount in the currency or currencies which when converted at the spot rate of exchange determined by the Agent is the amount then due under this Agreement in such other currency or currencies. Any amount so due from the Borrower will be due as a separate debt and shall not be affected by judgment being obtained for any other sum due under or in respect of this Agreement. The spot rate of exchange shall mean the rate of exchange at which the Agent could, in accordance with normal banking procedures, buy the currency or currencies due hereunder for the judgment currency in the interbank foreign currency markets.

SECTION XVIII.  ENTIRETY OF AGREEMENT AND GOVERNING LAW

        With respect to the subject matter hereof, this Agreement represents the entire agreement of the parties, and no provision of this Agreement may be modified or waived in any manner (including by construction based on subsequent course of performance) except by the written consent of the parties hereto in accordance with Section XIII hereof. The validity, interpretation and enforcement of this Agreement shal be governed by the laws of the State of

Illinois (irrespective of such state's choice of law rules). The parties hereto consent to the personal jurisdiction of any federal court located in Cook County Illinois, regarding any claims pertaining to this Agreement, and the parties hereby waive trial by jury and any objections based on forum non conveniens.

SECTION XIX.  CONSTRUCTION

        This Agreement shall be construed without regard to any presumption or rule requiring construction against the party causing the Agreement to be drafted. The headings and captions contained in this Agreement are solely for the convenience of reference and shall not affect their interpretation.

SECTION XX.  AUTHORITY

        The person(s) signing on behalf of the Borrower and each Bank hereby represent personally that each is a duly elected officer, and each has the authority to execute this Agreement (and all documents referenced herein) on behalf of its principal by virtue of a duly enacted resolution or authorization of its Board of Directors.

SECTION XXI.  COUNTERPARTS

        This Agreement may be executed in one or more original counterparts, and all such original counterparts shall be deemed one and the same instrument.

        IN WITNESS WHEREOF, the parties hereto, by their duly authorized officers, have caused this Agreement to be duly executed as of the date first above written.

                                     STRYKER CORPORATION



                                     By:______________________
                                     Title:___________________
                                     2725 Fairfield Road
                                     Kalamazoo, Michigan 49002
                                     Attention:  David Simpson

Address and Amount of
Commitment:

69 West Washington Street            THE BANK OF TOKYO, LTD.,
Chicago, Illinois 60602              CHICAGO BRANCH, individually Attention:
Joseph Howard                        and as Agent

                                     By:________________________
2,014,780,314 yen                    Title:_____________________



10 South Wacker Drive                THE SANWA BANK, LIMITED
Chicago, Illinois 60606              CHICAGO BRANCH
Attention:  Richard Ault

                                     By:________________________
2,014,780,313 yen                    Title:_____________________



115 South LaSalle Street             THE MITSUBISHI BANK, LIMITED
Suite 2100                           CHICAGO BRANCH
Chicago, Illinois 60606
Attention:  Diane Tkach

                                     By:________________________
2,014,780,313 yen                    Title:_____________________

EXHIBIT (11)--STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK


                               Three Months Ended           Six Months Ended
                                    June 30                      June 30
                                1994        1993             1994       1993

Average number of
  shares outstanding         48,358,000  48,356,000       48,386,000  48,337,000


Net earnings                $17,010,000 $14,000,000      $34,350,000 $28,450,000

Net earnings per share of
  common stock                     $.35        $.29             $.71        $.59


Primary:
  Average shares outstanding 48,358,000  48,356,000       48,386,000  48,337,000

  Net effect of dilutive
    stock options, based on the
    treasury stock method using
    average market price        502,000     513,000          597,000     531,000

     Total Primary Shares    48,860,000  48,869,000       48,983,000  48,868,000

Fully Diluted:
  Average shares outstanding 48,358,000  48,356,000       48,386,000  48,337,000

  Net effect of dilutive
    stock options using the
    year-end market price, if
    higher than average market
    price                       502,000     521,000          597,000     535,000

  Total Fully Diluted Shares 48,860,000  48,877,000       48,983 000  48,872,000





Note: Shares subject to stock options are not included in the earnings per share computation because the present effect thereof is not materially dilutive.