Form 10-Q
period 1994-09-30
STRYKER CORP
filed 1994-11-09
CIK 310764

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
    For the quarterly period ended  September 30, 1994
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
    For the transition period from                     to

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   No       .


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

48,351,069 shares of Common Stock, $.10 par value, as of October 26, 1994

                        PART I - FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     STRYKER CORPORATION AND SUBSIDIARIES
                                  (UNAUDITED)
                                                 September 30    December 31
                                                     1994           1993
ASSETS                                                 (in thousands)
CURRENT ASSETS
 Cash and cash equivalents                        $ 105,248       $ 49,712
 Marketable securities                               78,830        102,925
 Accounts receivable, less allowance of $5,400
   (1993 -- $3,800)                                 139,720         87,896
 Inventories                                        145,851         76,582
 Deferred income taxes                               27,379         15,829
 Other current assets                                14,555         10,907
                             TOTAL CURRENT ASSETS   511,583        343,851

PROPERTY, PLANT AND EQUIPMENT, less allowance for
 depreciation                                       173,993         67,707

OTHER ASSETS
 Intangibles, less accumulated amortization          17,005          7,795
 Investment in affiliate                                            32,569
 Miscellaneous                                       28,974          2,282
                                                     45,979         42,646

                                                   $731,555       $454,204

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                     $    168      $    777
 Accounts payable                                    34,013        43,172
 Accrued compensation                                37,585        28,270
 Income taxes                                        20,858        21,107
 Accrued expenses and other liabilities              55,388        35,678
 Current maturities of long-term debt                 8,429           882
                        TOTAL CURRENT LIABILITIES   156,441       129,886

LONG-TERM DEBT, excluding current maturities         99,250        31,282

OTHER LIABILITIES                                    35,788         4,602

MINORITY INTEREST                                    98,306

STOCKHOLDERS' EQUITY
 Common stock, $.10 par value:
   Authorized--150,000 shares
   Outstanding--48,351 shares (1993--48,395)          4,835         4,840
 Additional paid-in capital                          15,473        17,111
 Retained earnings                                  319,447       268,367
 Unrealized losses on securities                       (663)
 Foreign translation adjustments                      2,678        (1,884)
                       TOTAL STOCKHOLDERS' EQUITY   341,770       288,434
                                                   $731,555      $454,204

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                      STRYKER CORPORATION AND SUBSIDIARIES
                                  (UNAUDITED)

                                       Three Months Ended  Nine Months Ended
                                         September 30        September 30
                                         1994     1993       1994    1993
                                      (in thousands, except per share amounts)

Net Sales                               $174,316 $136,932  $477,301 $412,146

Costs and expenses:
  Cost of sales                           77,821   63,876   215,886  190,202
  Research, development and engineering   10,156    8,668    29,186   26,971
  Selling, general and administrative     57,093   42,987   152,315  129,477
                                         145,070  115,531   397,387  346,650
                OPERATING INCOME          29,246   21,401    79,914   65,496

Other income                                 468    1,164     5,205    2,919
    EARNINGS BEFORE INCOME TAXES
           AND MINORITY INTEREST          29,714   22,565    85,119   68,415
Income taxes                              11,885    8,575    32,940   25,975
    EARNINGS BEFORE MINORITY INTEREST     17,829   13,990    52,179   42,440

Minority interest                         (1,099)            (1,099)

                    NET EARNINGS         $16,730  $13,990   $51,080  $42,440

Net earnings per share of common stock      $.35     $.29     $1.06     $.88

Average outstanding shares for the
  period                                  48,343   48,373    48,371   48,349





See accompanying notes to consolidated financial statements.



In 1993 the Company declared a cash dividend of seven cents per share to shareholders of record on December 31, 1993, payable on January 31, 1994. No cash dividends have been declared during 1994.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                      STRYKER CORPORATION AND SUBSIDIARIES
                                  (UNAUDITED)

                                                        Nine Months Ended
                                                          September 30
                                                          1994     1993
                                                         (in thousands)

OPERATING ACTIVITIES
  Net earnings                                           $51,080   $42,440
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Depreciation                                         12,431     9,895
     Amortization                                          1,677     1,356
     Minority interest                                     1,099
     Changes in operating assets and liabilities:
       Accounts receivable                                20,670   (11,346)
       Inventories                                           880    (6,264)
       Accounts payable                                  (23,083)   (7,965)
       Accrued expenses                                   12,954     6,346
       Income taxes                                      (18,578)    6,858
       Other                                               3,243    (3,542)
        NET CASH PROVIDED BY OPERATING ACTIVITIES         62,373    37,778

INVESTING AND FINANCING ACTIVITIES
  Purchases of property, plant and equipment             (19,931)  (15,725)
  Sales and maturities (purchases) of marketable
    securities                                            24,095   (16,813)
  Business acquisitions                                  (40,645)  (32,733)
  Proceeds from borrowings                                34,478    32,952
  Proceeds from exercise of stock options                  1,466     1,142
  Repurchase of common stock                              (3,109)
  Dividends paid                                          (3,388)   (2,898)
  Other                                                     (702)   (1,703)
        NET CASH USED IN INVESTING AND FINANCING
          ACTIVITIES                                      (7,736)  (35,778)

Effect of exchange rate changes on cash and cash
  equivalents                                                899      (669)

            INCREASE IN CASH AND CASH EQUIVALENTS        $55,536   $ 1,331



See accompanying notes to consolidated financial statements.

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

2.  INVENTORIES

Inventories are as follows:
                                        September 30  December 31
                                            1994         1993
                                              (in thousands)
    Finished goods                        $114,896      $ 45,338
    Work-in-process                          8,335        10,586
    Raw material                            30,047        28,455
     FIFO Cost                             153,278        84,379
    Less LIFO reserve                        7,427         7,797

                                          $145,851      $ 76,582

FIFO cost approximates replacement cost.

3.  BUSINESS ACQUISITION

On August 2, 1994, the Company purchased 528,860 shares (31%) of the outstanding common stock of Matsumoto Medical Instruments, Inc. ("Matsumoto"), Osaka,
Japan, thereby increasing its direct ownership interest in Matsumoto to 51%. Results of operations for Matsumoto are included in the Company's consolidated financial statements beginning in August 1994. Prior to that date, the Company's 20% equity in Matsumoto's net earnings was reflected in other income in the Consolidated Statement of Earnings.

The purchase price of approximately 6 billion yen, or approximately
$61 million, was based on book value at December 31, 1993. Payment of approximately 847 million yen, or approximately $8 million, of the purchase price has been deferred to April 3, 1995. The acquisition of the shares has been funded with an unsecured yen-denominated four-year floating rate loan from the Chicago branches of The Bank of Tokyo, Ltd., The Mitsubishi Bank, Limited and The Sanwa Bank, Limited. The effective annual interest rate has been fixed at 4.17%.

The incremental Matsumoto sales for August and September 1994 were $25 million and the incremental net earnings did not have a material impact on the Company's earnings in the third quarter of 1994. Pro forma net sales for the nine months ended September 30, 1994 and 1993 were $553 million and $504 million, respectively. Pro forma net earnings for the nine months ended September 30, 1994 and 1993 were not materially different than the amounts reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

For the nine months ended September 30, 1994, net sales increased 16% compared to the same period of 1993. Increased unit volume generated a 10% sales increase and a 6% increase was due to the incremental Matsumoto sales which were included in the consolidated results beginning in August. Surgical product sales (principally orthopaedic products) increased 13%, led by the incremental sales from the consolidation of Matsumoto along with increased shipments of orthopaedic implants and powered surgical instruments. Medical product sales (principally stretchers/beds and physical therapy services) increased 26%. The Medical sales gain resulted from increased shipments of hospital beds and stretchers and increased revenues from physical therapy services. For the third quarter, net sales increased 27% compared to the third quarter of 1993. Surgical and medical product sales increased 27% and 28%, respectively.

Uncertainty over the impact of U.S. health care reform programs has generally slowed domestic sales of medical devices. The Company's domestic sales increased 11% in the third quarter and 8% in the first nine months of 1994 compared to 1993. International sales increased 63% in the third quarter and 31% in the first nine months of 1994 compared to 1993, led by incremental sales from the consolidation of Matsumoto along with increased shipments of Osteonics orthopaedic implants, Dimso spinal implants, powered surgical instruments and hospital beds and stretchers. International sales represented 38% of total sales in the first nine months

Cost of sales for the first nine months of 1994 represented 45.2% of sales compared to 46.1% in the same period of 1993. In the third quarter, the cost of sales percentage decreased to 44.6% from 46.6% in the third quarter of 1993. The lower cost of sales percentage in 1994 resulted from additional margins on Stryker products sold by Matsumoto since their consolidation, an increased mix of international sales and ongoing cost reduction programs.

Research, development and engineering (R,D&E) expense increased 8% for the first nine months of 1994 and represented 6.1% of sales in 1994 compared to 6.5% in the same period last year. In the third quarter, these expenses increased 17% and were 5.8% of sales in 1994 compared to 6.3% in the third quarter of 1993. The decrease in R,D&E expenses as a percentage of sales in 1994 is principally a result of consolidating Matsumoto. The Company's continued commitment to product development resulted in several new product introductions in 1994, including the Omnifit-Plus forged cobalt chrome hip stem, the new Sapphire View arthroscope system, a new low cost high resolution 1-chip camera, a second generation ConstaVac CBCII Blood Conservation System, and a new line of powered micro instruments for oral/maxillofacial procedures.

Selling, general and administrative (S,G&A) expense increased 18% in the first nine months and 33% in the third quarter of 1994 compared to the same periods of 1993. The increase in S,G&A costs are principally a result of consolidating Matsumoto which, as a distributor, has a higher percentage of S,G&A expenses. These costs represented 31.9% of sales in the first nine months of 1994 compared to 31.4% in the same period of 1993. In the third quarter of 1994, these costs represented 32.8% of sales compared to 31.4% in the same period of 1993.

The increase in other income in the first nine months of 1994 is due to the equity in net earnings of an affiliate, resulting from the initial 20% investment in Matsumoto Medical Instruments, Inc. in the third quarter of 1993. However, other income declined in the third quarter of 1994 compared to 1993, due to the consolidation of Matsumoto beginning in August 1994, when the Company's direct ownership interest reached 51%, and the interest expense from the debt used to finance the additional 31% investment. The effective tax rate increased to 40% in the third quarter of 1994 compared to 38% in the third quarter of 1993 as a result of the higher Japanese tax rate on the earnings of Matsumoto.

For the first nine months of 1994, earnings before income taxes and minority interest increased 24%, while net earnings and net earnings per share increased 20% compared to the first nine months of 1993. Earnings before income taxes and minority interest increased 32% in the third quarter of 1994, while net earnings increased 20% and net earnings per share increased 21% compared to the third quarter of 1993.

Liquidity and Capital Resources

Stryker's financial position at September 30, 1994 remained strong with cash and marketable securities of $184.1 million and working capital of $355.1 million. Accounts receivable at September 30, 1994 increased 59% from December 31, 1993 and days sales outstanding increased to 67 days from 47 days at December 31, 1993. This increase reflects the consolidation of Matsumoto's accounts receivable which generally have longer collection terms. Inventories at September 30, 1994 increased 90% from December 31, 1993 and days in inventory increased to 177 days from 114 days at December 31, 1993. This likewise reflects the consolidation of Matsumoto's inventory which, as a distributor, carries higher inventory levels.

On August 2, 1994, the Company completed the purchase of 31% of the outstanding common stock of Matsumoto, thereby increasing its direct ownership interest in Matsumoto to 51%. The purchase price of approximately 6 billion yen, or approximately $61 million, was based on book value at December 31, 1993. Payment of approximately 847 million yen, or approximately $8 million, of the purchase price has been deferred to April 3, 1995. The acquisition of the shares has been funded with an unsecured yen denominated four-year floating rate loan. The effective annual interest rate has been fixed at 4.17%.

The Company generated $62.4 million of cash from operations in the first nine months of 1994 compared to $37.8 million in the same period of 1993. Cash and marketable securities on hand of $184.1 million and anticipated future cash flows from operations are expected to be sufficient to fund future operating and capital requirements. Should additional funds be required, the Company has unsecured lines of credit with banks totaling $39.0 million, of which only $.2 million was utilized at September 30, 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits -- The exhibits listed below are submitted as a separate
								     section of this report following the signature page:

           Exhibit (11) Statement Re: Computation of Earnings per Share of
             Common Stock

           Exhibit (27) Financial Data Schedule (included in EDGAR filing only)

       (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              STRYKER CORPORATION
                                               (Registrant)



November 4, 1994                    JOHN W. BROWN
Date                                John W. Brown, Chairman, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


November 4, 1994                   DAVID J. SIMPSON
Date                               David J. Simpson, Vice President, Chief
                                       Financial Officer and Secretary
                                       (Principal Financial Officer)

EXHIBIT (11)--STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK


                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                    1994        1993        1994        1993

Average number of
  shares outstanding             48,343,000  48,373,000  48,371,000  48,349,000


Net earnings                    $16,730,000 $13,990,000 $51,080,000 $42,440,000

Net earnings per share of
  common stock                         $.35        $.29       $1.06        $.88


Primary:
  Average shares outstanding     48,343,000  48,373,000  48,371,000  48,349,000

  Net effect of dilutive
    stock options, based on the
    treasury stock method using
    average market price            692,000     534,000     692,000     534,000

     Total Primary Shares        49,035,000  48,907,000  49,063,000  48,883,000

Fully Diluted:
  Average shares outstanding     48,343,000  48,373,000  48,371,000  48,349,000

  Net effect of dilutive
    stock options using the
    period-end market price, if
    higher than average market
    price                           735,000     553,000     735,000     553,000

     Total Fully Diluted Shares  49,078,000  48,926,000  49,106,000  48,902,000




Note: Shares subject to stock options are not included in the earnings per share computation because the present effect thereof is not materially dilutive.