Form 10-K
STRYKER CORP
filed 1995-03-24
CIK 310764

Washington, D.C. 20549
                               FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended  December 31, 1994
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price of February 28, 1995 the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,430,000,000.

The number of shares outstanding of the registrant's common stock, $.10 par value, was 48,385,411 at February 28, 1995.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual stockholders report for the year ended December 31, 1994 are incorporated by reference into Parts II and IV.

Portions of the proxy statement filed with the Securities and Exchange Commission relating to the 1995 Annual Meeting of Stockholders (the "1995 proxy statement") are incorporated by reference into Part III.

PART I

ITEM I.  BUSINESS

General

Stryker Corporation and its subsidiaries (the "Company" or "Stryker") develop, manufacture and market specialty surgical and medical products, including orthopaedic implants, powered surgical instruments, endoscopic systems, patient care and patient handling equipment for the global market and provide physical therapy services through outpatient clinics in the United States. Stryker was incorporated in Michigan on February 20, 1946 as the successor to a business founded in 1941 by Dr. Homer H. Stryker, a leading orthopaedic surgeon and the inventor of several orthopaedic products.

In October 1992, the Company's subsidiary, Stryker France S.A., acquired Dimso S.A. and its subsidiary companies in France and Spain. Dimso designs and manufactures the Diapason and Stryker 2S spinal implant systems in addition to other orthopaedic products. The Company's European Division had previously marketed the Stryker 2S spinal implant system since 1990.

In June 1994, the Company purchased the Steri-Shield product line, which is a personal protection system for operating room personnel, from a private company.

In August 1993, the Company purchased 20% of the outstanding common stock of Matsumoto Medical Instruments, Inc. ("Matsumoto"), Osaka, Japan. Matsumoto is one of the largest distributors of medical devices in Japan and is the exclusive distributor of Stryker products in that country. In August 1994, the Company purchased an additional 31% of Matsumoto's outstanding common stock, thereby increasing its direct ownership in Matsumoto to 51%. The results of operations for Matsumoto were consolidated with Stryker beginning in August 1994.

Product Sales

The principal classes of products listed below accounted for the following amounts ($000's) and percentages of net sales during each of the three years ended December 31:

                                  1994            1993            1992
                              ------------    ------------    ------------
                                $       %       $       %       $       %
                              -------  ---    -------  ---    -------  ---

  Surgical Products           544,049   80    447,042   80    394,111   83

  Medical Products            137,871   20    110,293   20     82,973   17
                              -------  ---    -------  ---    -------  ---
                              _______  ___    _______  ___    _______   __
                              681,920  100    557,335  100    477,054  100
                              =======  ===    =======  ===    =======  ===

Approximately 60% of the Company's sales in 1994 and approximately two-thirds of the Company's sales in 1993 and 1992 consisted of products with short lives and service revenues, such as implants (while implants have a long useful life to the patient, they have a one-time use to the hospital), physical therapy revenues, disposables, expendable tools and parts, and service and repair charges. The balance were products that could be considered capital equipment, having useful lives in excess of one year.

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

The Company also designs and manufactures spinal implant systems outside the United States. These implant systems are used by spinal surgeons in the treatment of degenerative spinal diseases and deformities and to stabilize the spine in trauma cases.

Stryker's broad line of powered surgical drills, saws, fixation and reaming equipment and other surgical instruments are used by surgeons for drilling, burring, rasping or cutting bone, wiring or pinning bone fractures, preparing hip or knee surfaces for the placement of artificial hip or knee joints, performing cranial operations or treating skin defects by surgical abrasion. Hundreds of different sized and shaped drill bits, burrs, blades, chisels and other attachments are available to the surgeon.

Small, light, "micro" powered tools are used in such specialties as maxillofacial surgery, functional endoscopic sinus surgery, otology, neurosurgery, spinal surgery, podiatry and plastic surgery. In addition, the oral surgeon is served by the Company's line of powered oral surgery instruments.

The Company also produces a number of other operating room or surgery related products. The Company's CBC-ConstavacTM system is a post-operative wound drainage and blood reinfusion device that enables joint replacement patients to receive their own blood rather than donor blood. In conjunction with joint replacement surgery, the Company's High Vacuum Cement Injection System is used to mix and inject cement under high vacuum for cemented implant applications. The Steri-Shield Personal Protection System product line purchased in 1994 is a totally enclosed hood and toga that helps protect operating room personnel against contamination from blood and airborne particles.

The Company's endoscopic systems include medical video cameras, light sources, laparoscopes, powered instruments and manual instruments. These systems are used in less-invasive surgery, such as arthroscopy and cholecystectomy (gall bladder removal), in which the surgeon operates on a patient through a series of small punctures rather than an open incision as required by conventional surgery.

In Japan, Matsumoto Medical Instruments, Inc., the Company's 51% owned subsidiary, distributes the Company's surgical products as well as orthopaedic, ophthalmology and general surgery products manufactured by other companies.


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

Also included in Medical product sales is revenue of the Company's Physiotherapy Associates, Inc. subsidiary. This organization operates outpatient rehabilitation centers, which offer physical, occupational and speech therapy to patients who have suffered orthopaedic or neurological injuries. It focuses, in particular, on expediting injured workers' return to work.

In Japan, Matsumoto Medical Instruments, Inc. distributes the Company's specialty stretchers and beds and emergency care products manufactured by other companies.

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

Total expenditures for product research, development and engineering were $39,630,000 in 1994; 36,199,000 in 1993; and $32,313,000 in 1992. Research,
development and engineering expenses increased in 1994 and 1993 due principally to the development of new implant designs (modular and posterially stabilized components of the Series 7000 Total Knee System were developed in 1993 and the Omnifit Plus forged cobalt chrome hip stem was developed in 1994), the further application of hydroxylapatite (HA) technology for arthroplasty, the development of advanced powered instruments and video technology (the Company's Quadracut ACL/Shaver system for arthroscopy introduced in 1993 and a new line of powered micro instruments for oral/maxillofacial procedures, the Sapphire ViewTM arthroscope system and a low cost high resolution 1-chip camera, all introduced in 1994), the development of new specialized operating room equipment (the Company's SurgiLav Plus pulsed irrigation system introduced in 1993 and the second generation ConstaVacTM CBCII Blood Conservation System introduced in 1994), the development of new patient handling and patient care equipment (a general patient hospital bed introduced in 1993 and a EMS ambulance cot introduced in
1994) and ongoing clinical trials of the Company's Osteogenic Protein Device.

At the end of 1990, the Company's Osteonics subsidiary became the first company to receive clearance from the U.S. FDA to commercially release for sale in the U.S. a hip implant with HA surface treatment. HA is a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to human bone. Osteonics' clinical experience with HA-coated hip stems now extends over six years and their clinical performance continues to exceed that of any comparable stem reported in the scientific literature. These excellent clinical results have further strengthened the Company's belief that HA has significant potential as a means of improving the performance and longevity of implants.

In 1991 the Company received FDA approval to begin human clinical trials of its Osteogenic Protein Device which was developed by Creative BioMolecules, Inc. (Creative), a biopharmaceutical company, as part of a long-term research program funded by Stryker since 1985. This device is composed of a recombinant human osteogenic protein and a bioresorbable carrier. This osteogenic protein is naturally present in the human body and is directly implicated in a cascade of cellular events that result in bone growth. In preclinical studies, the Osteogenic Protein Device has induced the formation of new bone when implanted into bone defect sites. The ongoing human clinical studies, which began in 1992, will compare the efficacy of the Osteogenic Protein Device to autografts in the repair of non-union fractures. Stryker owns the patents on its Osteogenic Protein Device and has the exclusive right to develop, market and sell the Device for local use in the treatment, repair or replacement of bone and joint tissue ("orthopaedic reconstruction"). Creative has the right to use the technology outside the field of orthopaedic reconstruction.

Marketing

Most of the Company's products are marketed in the United States directly to more than 7,500 hospitals, and to doctors and other health care facilities, by the Company's sales force consisting of approximately 340 salespersons. Stryker maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served. Certain products, primarily orthopaedic implants, are sold to hospitals in the United States principally through independent dealer organizations.

Approximately 32% of the Company's domestic revenues in 1994 were accounted for by sales to hospital cooperative buying groups and other large national accounts and 2% by sales to the Veterans Administration and other hospitals operated by the Federal government.

International sales accounted for 41% of total revenues in 1994. Stryker products are sold in over 100 foreign countries primarily through more than 370 local dealers whose efforts are coordinated by approximately 540 sales and marketing personnel who are local nationals. Stryker distributes its products through sales subsidiaries and branches with offices located in The Netherlands, Belgium, France, Italy, the United Kingdom, Germany, Spain, Hong Kong, Japan, Australia, Canada and Moscow. Stryker exports products to dealers in Latin America, the Middle East, Singapore, Korea, India, Taiwan, and Malaysia, and to customers in the CIS (former Soviet Union) and China. Additional information regarding the Company's foreign and domestic operations and export sales appearing in "Note 9--Geographic Data" on pages 38 and 39 of the 1994 Annual Report(page 52 of the EDGAR filing) is incorporated herein by reference.

The Company's business is generally not seasonal in nature; however, the number of orthopaedic surgeries is lower during the summer months and overall sales have generally been stronger in the fourth quarter than in the previous three quarters.

Competition

The Company is one of the five leading competitors in the U.S. market for orthopaedic reconstructive products, the others being Zimmer, USA Inc. (a subsidiary of Bristol-Myers, Squibb, Inc.), Howmedica, Inc. (a subsidiary of Pfizer, Inc.), DePuy (a subsidiary of Boehringer Mannheim Corporation, a German company) and Biomet. While competition abroad varies from area to area, the Company believes it is also a leading factor in the international markets, with these same companies being its principal competitors.

In the international market for spinal implants, the Company is one of the four market leaders through its Dimso S.A. subsidiary, with the principal competitors being Sofamor Danek Group, Inc., AcroMed Corporation and Synthes France SA. The Company has not yet entered the U.S. market for spinal implants, which is dominated by Sofamor Danek and AcroMed.

In the powered surgical instruments market, Stryker is one of the three market leaders, with the principal competitors being Zimmer and Midas-Rex, Inc.. These same companies are competitors in the international markets along with Aesculap-Werke AG, a large European manufacturer,

In the arthroscopy market, the Company considers itself to be one of the four market leaders, with the principal competitors being Dyonics, Inc. (a subsidiary of Smith & Nephew), Linvatec, Inc. (a subsidiary of Bristol-Myers, Squibb, Inc.)and Acufex Microsurgical, Inc. ( a subsidiary of American Home Products Companies). In the laparoscopic imaging products market, the Company considers itself to be one of the four market leaders, with the principal competitors being Karl Storz GmbH & Co. (a German company), Olympus Optical Co. Ltd. (a Japanese company) and Circon Corporation.

The Company's primary competitor in the hospital bed market is Hill-Rom (a division of Hillenbrand Industries) and in the specialty stretcher market the primary competitors are Ferno-Washington, Hausted, Inc., Hill-Rom and Midmark Corporation.

In the outpatient physical therapy market, the Company's primary competitors are physician owned/independent practices and hospital-based services. There are also several national rehabilitation companies, such as HealthSouth Corporation, NovaCare, Inc./RehabClinics, Inc. and Rehability Corporation.

The principal factors which the Company believes differentiate its products in these highly competitive markets and enable it to compete effectively are innovative products, reliability, service and reputation. The Company is not able to predict the effect that continuing efforts to reduce health care expenses generally and hospital costs in particular will have on the future sales of its products or its competitive position. (See "Regulation and Product Quality.") The Company believes that its competitive position in the future will depend to a large degree upon the new products and improvements in existing products it is able to develop. While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or attribute of a product represents a unique design or process. Patent or trademark protection of such products restricts competitors from duplicating these unique product designs and features. Stryker seeks to obtain patent protection whenever possible on its products. The Company currently has approximately 100 U.S. patents and 50 foreign patents which generally expire in the next 10-15 years.

Manufacturing and Sources of Supply

The Company's manufacturing processes consist primarily of precision machining, metal fabrication, assembly operations and the investment casting of cobalt chrome and finishing of cobalt chrome and titanium. Approximately 15% of the Company's cost of sales in 1994 represented finished products which were purchased complete from outside suppliers. The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components and uses outside sources for certain finishing operations such as plating, hardening and coating of machined components and sterilization of certain products. The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys. In all, purchases from outside sources were approximately 49% of the total cost of sales in 1994.

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

The FDA's "Good Manufacturing Practices" regulations set forth standards for the Company's manufacturing processes, require the maintenance of certain records and provide for unscheduled inspections of the Company's facilities by the FDA. There are also certain requirements of state, local and foreign governments which must be complied with in the manufacturing and marketing of the Company's products. The Company believes that the manufacturing and quality control procedures it employs meet the requirements of these regulations.

Most of the Company's new products fall into FDA classifications which require notification of and review by the FDA before marketing (submitted as a 510(k)). The Company's Osteogenic Protein Device (see "Product Development") requires extensive clinical testing, consisting of safety and efficacy studies, followed by a Pre-Market Approval (PMA) application. A panel of industry and medical experts review the results of clinical studies and make their recommendations to the FDA. Upon positive recommendation by the panel, the FDA may grant a PMA allowing the product to be marketed.

Stryker also is subject to the laws that govern the manufacture and distribution of medical devices of each country in which the Company manufactures or sells products. The member states of the European Union

("EU") have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain CE marks for their products by June 14, 1998. Stryker presently is working to obtain CE marks for all products that it will manufacture or distribute in EU member states.

Government agencies and legislative bodies in the United States and other countries are considering various proposals designed to hold down increases in health care costs. It is impossible to predict at this time the long-term impact of such cost containment measures on the Company's future business.

Employees

At December 31, 1994, the Company had 4,221 employees worldwide, including 1,407 involved in manufacturing, warehousing and distribution operations, 1,164 in marketing and sales, 255 in research, development and engineering, 352 providing physical, occupational and speech therapy and the balance in general management and administration. No employees are covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

The Company's principal owned domestic facilities are located in Kalamazoo and Portage, Michigan. A 190,000 square foot Portage facility completed in 1992 houses manufacturing (80,000 square feet) and warehousing and distribution (25,000 square feet) for surgical instrument products, with the remaining portion of the facility used for Division offices. The Medical Division is located in two facilities, one in Portage which was completed in 1985 and contains manufacturing and warehousing (122,000 square feet) and Division offices (23,000 square feet), and another in Kalamazoo which contains manufacturing and warehousing (64,000 square feet) and offices (22,000 square feet). The Medical Division also leases 20,000 square feet of warehousing space in Kalamazoo.

The Company leases 185,000 square feet in an industrial park in Allendale, New Jersey for its orthopaedic implant business; 56,000 square feet in San Jose, California for its endoscopic systems business; 28,000 square feet in Clackamas, Oregon for production of maternity beds and furniture; 20,000 square feet in St. Louis, Missouri for its Medical service business; and 65,000 square feet in Arroyo, Puerto Rico for the assembly of disposable tubing sets and other manufacturing. The Company's 135 physical therapy clinics are all located in leased offices.

The Company's subsidiary, Matsumoto Medical Instruments, Inc. maintains its principal facilities in two buildings in Osaka, Japan, but also owns buildings used for branch warehousing and sales offices in eight other cities throughout Japan. Of the total owned 139,000 square feet, 74,000 square feet is devoted to warehousing, with the balance used for administrative offices. Matsumoto also leases 53,000 square feet at certain branch locations, with 30,000 square feet used for warehousing and 23,000 square feet used for administrative offices.

In Europe, the Company maintains 16,000 square feet in Bordeaux, France (5,000 of which is leased) for its spinal implant manufacturing operation. Manufacturing and warehousing account for 11,000 square feet of the total and the remainder is used for administrative offices. In addition, the Company maintains two buildings (one of which is leased) in Uden, The Netherlands. The 49,000 square foot owned facility is currently for sale. A 20,000 square foot leased facility contains 9,000 square feet used for manufacturing and warehousing with the balance used for administrative offices. The Company also leases other foreign sales and administration offices.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded in the over-the-counter market on The Nasdaq Stock Market under the symbol STRY. Quarterly stock prices appearing under the caption "Summary of Quarterly Data" on page 40 of the 1994 Annual Report (page 55 of the EDGAR filing) and dividend information for the years ended December 31, 1993 and 1994 under the caption "Ten Year Review" on pages 22 and 23 of the 1994 Annual Report (page 35 of the EDGAR filing) are incorporated herein by reference. The Company's Board of Directors intends to consider a year-end cash dividend annually at its December meeting.

On December 31, 1994 there were 3,684 stockholders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The financial information for each of the five years in the period ended December 31, 1994 under the caption "Ten Year Review" on pages 22 and 23 of the 1994 Annual Report (pages 35 and 36 of the EDGAR filing) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 through 27 of the 1994 Annual Report (pages 37 through 40 of the EDGAR filing) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries and report of independent auditors, included on pages 28 through 41 of the 1994 Annual Report (pages 41 through 56 of the EDGAR filing) are incorporated herein by reference.

Quarterly results of operations appearing under the caption "Summary of Quarterly Data" on page 40 of the 1994 Annual Report (page 55 of the EDGAR filing) are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Information regarding the directors of the Company appearing under the caption "Election of Directors" and the information appearing under the caption "Miscellaneous - Section 16 Reporting" in the 1995 proxy statement is incorporated herein by reference.

Information regarding the executive officers of the Company appears below. All officers are elected annually. Reported ages are as of January 31, 1995.

John W. Brown, age 60, has been Chairman of the Board since January 1981, and President and Chief Executive Officer of the Company since February 1977. He is also a director of Lunar Corporation, a medical products company, First of America, a bank, and the Health Industry Manufacturers Association and a Trustee of Kalamazoo College.

Dean H. Bergy, age 35, was appointed Controller upon joining the Company in June 1994. He had previously been a Senior Manager at Ernst & Young LLP, independent public accountants, since October 1988.

Ronald A. Elenbaas, age 41, was appointed President of the Surgical Group in 1985 and has been a Vice President of the Company since August 1983. Previously he was the Director of Surgical Sales since May 1982. Since joining the Company in September 1975 he has held various other positions, including Sales Representative, Marketing Product Manager, Plant Manager, Canadian Sales Director, Assistant to the President and Director of Customer Relations.

William T. Laube, III, age 55, was appointed President of Stryker Pacific Group in 1985 and has been a Vice President of the Company since March 1979. Since joining the Company in July 1975 he has held various international sales management positions.

Edward B. Lipes, age 42, was appointed a Vice President of the Company in May 1994 and has been President of Osteonics Corp. since August 1989. He held the position of President, Physiotherapy Associates, Inc. upon joining the Company in April 1988.

Julia M. Paradine-Rice, age 33, was appointed Treasurer of the Company in June 1994. She had previously held the position of Assistant Treasurer since 1990 and also held the position of Corporate Accounting Manager since joining the Company in 1988.

David J. Simpson, age 48, was appointed Vice President, Chief Financial Officer and Secretary upon joining the Company in June 1987. He had previously been Vice President and Treasurer of Rexnord Inc., a manufacturer of industrial and aerospace products, since July 1985.

Thomas R. Winkel, age 42, was appointed President of Stryker Americas/Middle East in March 1992 and has been a Vice President of the Company since December 1984. He had previously been Vice President, Administration since June 1987. Since joining the Company in October 1978 he has held various other positions, including Assistant Controller, Secretary and Corporate Controller.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding the compensation of the management of the Company appearing under the captions "Director Compensation" and "Executive Compensation" in the 1995 proxy statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions "Beneficial Ownership of More than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the 1995 proxy statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Executive compensation plans and arrangements are referenced as exhibits 10(i), (ii), (iii) and (iv).)

          (a)(1) and (2) -   The response to this portion of Item 14 is
                             submitted as a separate section of this report following the signature page.

                  (a)(3) -   Exhibits

                 Exhibit 2 - Plan of Acquisition
                        (i)  Offer to Purchase Shares of Matsumoto
                             Medical Instruments, Inc. by Stryker
                             Corporation dated June 6, 1994--
                             Incorporated by reference to Exhibit 2
                             to the Company's Form 10-Q for the
                             quarter ended June 30, 1994 (Commission
                             File No. 0-9165).

                 Exhibit 3 - Articles of Incorporation and By-Laws
                        (i)  Restated Articles of Incorporation and
                             amendment thereto dated December 28,
                             1993--Incorporated  by reference to
                             Exhibit 3(i) to the Company's Form 10-K
                             for the year ended December 31, 1993
                             (Commission File No. 0-9165).

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

                 Exhibit 10- Material contracts
                        (i)* 1988 Stock Option Plan as amended-- Incorporated
                             by reference to Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1992 (Commission File No. 0-9165).

                       (ii)* Supplemental Savings and Retirement Plan.

                      (iii)* Supplemental Savings and Retirement Plan
                             (as Amended Effective January 1, 1995).

                       (iv)* Description of bonus arrangements between
                             the Company and certain officers, including
                             Messrs. Brown, Elenbaas, Laube, Lipes, Simpson and Winkel.

                 Exhibit 11- Statement re computation of per share earnings

                        (i)  Statement Re:  Computation of earnings
                             per share of common stock.

                 Exhibit 13- Annual report to security holders

                        (i)  Portions of the 1994 Annual Report that
                             are incorporated herein by reference.

                 Exhibit 21- Subsidiaries of the registrant

                        (i)  List of Subsidiaries.

                 Exhibit 23- Consents of experts and counsel

                        (i)  Consent of Independent Auditors.

                 Exhibit 27- Financial data schedule

                        (i)  Financial data schedule (included in
                             EDGAR filing only).

          (b) Reports on Form 8-K - No reports on Form 8-K were required to be filed in the fourth quarter of 1994.

          (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report following the signature page.

          (d) Financial statement schedules - The response to this portion of Item 14 is submitted as a separate section of this report following the signature page.



*compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     STRYKER CORPORATION



Date:    3/20/95                                       DAVID J. SIMPSON
                                             David J. Simpson, Vice President,
                                             Chief Financial Officer and
                                             Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



JOHN W. BROWN                  3/20/95       DAVID J. SIMPSON          3/20/95
John W. Brown, Chairman, President           David J. Simpson, Vice President,
  and Chief Executive Officer                 Chief Financial Officer and
(Principal Executive Officer)                 Secretary
                                              (Principal Financial Officer)

HOWARD E. COX, JR.             3/20/95       DEAN H. BERGY             3/20/95
Howard E. Cox, Jr. - Director                Dean H. Bergy, Controller
                                              (Principal Accounting Officer)


DONALD M. ENGELMAN             3/20/95       RONDA E. STRYKER          3/20/95
Donald M. Engelman, Ph.D. - Director         Ronda E. Stryker - Director



JEROME H. GROSSMAN             3/20/95       WILLIAM U. PARFET         3/20/95
Jerome H. Grossman, M.D. - Director          William U. Parfet - Director



JOHN S. LILLARD                3/20/95
John S. Lillard - Director

                       ANNUAL REPORT ON FORM 10-K

                   ITEM 14(a)(1) and (2), (c) and (d)

      LIST OF FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

                            CERTAIN EXHIBITS

                     FINANCIAL STATEMENT SCHEDULES

                      YEAR ENDED DECEMBER 31, 1994

                          STRYKER CORPORATION

                          KALAMAZOO, MICHIGAN

FORM 10-K--ITEM 14(a)(1), (2) AND (d)

STRYKER CORPORATION AND SUBSIDIARIES

Index to Financial Statements and Financial Statement Schedule



The following consolidated financial statements of Stryker Corporation and subsidiaries and report of independent auditors, included in the annual stockholders report of the registrant for the year ended December 31, 1994, are incorporated by reference in Item 8:

    Report of independent auditors

    Consolidated balance sheet--December 31, 1994 and 1993.

    Consolidated statement of earnings--years ended December 31, 1994, 1993 and 1992.

    Consolidated statement of stockholders' equity--years ended December 31, 1994, 1993 and 1992.

    Consolidated statement of cash flows--years ended December 31, 1994, 1993 and 1992.

    Notes to consolidated financial statements--December 31, 1994.

The following consolidated financial statement schedule of Stryker Corporation and subsidiaries is included in Item 14(d):

    Schedule II--Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                STRYKER CORPORATION AND SUBSIDIARIES


Col. A                               Col. B                 Col. C                    Col. D        Col. E
                                                           ADDITIONS
                                               ------------------------------------
                                   Balance at         (1)               (2)                        Balance at
                                   Beginning   Charged to Costs   Charged to Other   Deductions--    End of
Description                        of Period    and Expenses     Accounts--Describe    Describe      Period
                                                                       (B)<F2>          (A)<F1>
---------------------------------  ----------  ----------------  ------------------  ------------  ----------
DEDUCTED FROM ASSET ACCOUNTS

Allowance for Doubtful Accounts:

  Year ended December 31, 1994     $3,800,000     $3,090,000          $800,000        $1,290,000   $6,400,000
                                   ==========     ==========          ========        ==========   ==========

  Year ended December 31, 1993     $2,900,000     $1,660,000                            $760,000   $3,800,000
                                   ==========     ==========          ========        ==========   ==========

  Year ended December 31, 1992     $2,500,000     $1,060,000                            $660,000   $2,900,000
                                   ==========     ==========          ========        ==========   ==========











<F1>(A) Uncollectable amounts written off, net of recoveries

<F2>(B) Represents allowance for doubtful accounts acquired in connection with the acquisition of an additional 31%
    interest in Matsumoto Medical Instruments, Inc. in August 1994, thereby increasing the Company's direct ownership in Matsumoto to 51% and requiring Matsumoto's consolidation with Stryker beginning with that date.

FORM 10-K--ITEM 14(c)

STRYKER CORPORATION AND SUBSIDIARIES

Exhibit Index


Exhibit
                                                                   Page*
  (2)      Plan of acquisition
            (i)  Offer to Purchase Shares of Matsumoto Medical
                 Instruments, Inc. by Stryker Corporation dated
                 June 6, 1994 . . . . . . . . . . . . . . . . . .   12**

  (3)      Articles of incorporation and by-laws
            (i)  Restated Articles of Incorporation and amendment
                 thereto dated December 28, 1993. . . . . . . . .   12**

           (ii) By Laws . . . . . . . . . . . . . . . . . . . . .   12**

 (10)      Material contracts
             (i) 1988 Stock Option Plan as amended. . . . . . . .   12**

            (ii) Supplemental Savings and Retirement Plan . . . .   19

           (iii) Supplemental Savings and Retirement Plan
                 (as Amended Effective January 1, 1995) . . . . .   26

            (iv) Description of bonus arrangements between the
                 Company and certain officers, including
                 Messrs. Brown, Elenbaas, Laube, Lipes, Simpson
                 and Winkel . . . . . . . . . . . . . . . . . . .   33

 (11)      Statement re computation of per share earnings
             (i) Statement Re:  Computation of earnings per share
                 of common stock. . . . . . . . . . . . . . . . .   34

 (13)      Annual report to security holders
             (i) Portions of the 1994 Annual Report that are
                 incorporated herein by reference . . . . . . . .   35

 (21)      Subsidiaries of the registrant
             (i) List of Subsidiaries . . . . . . . . . . . . . .   57

 (23)      Consents of experts and counsel
             (i) Consent of Independent Auditors  . . . . . . . .   58

 (27)      Financial data schedule
             (i) Financial data schedule (included in EDGAR
                 filing only) . . . . . . . . . . . . . . . . . .   59

 * Page number in sequential numbering system where such exhibit can be found, or it is stated that such exhibit is incorporated by reference.

 ** Incorporated by reference in this Annual Report on Form 10-K.

                                                             EXHIBIT 10(ii)

                               STRYKER CORPORATION
                   SUPPLEMENTAL SAVINGS AND RETIREMENT PLAN

1.   PURPOSE OF THE PLAN

     The purpose of this Stryker Corporation Supplemental Savings and Retirement Plan is to provide a select group of the Company's executives with an opportunity to defer a portion of their annual pay and to receive the benefit of Company contributions, to the extent such benefits are unavailable to such executives under the Savings Plan (as hereinafter defined) as a result of limitations imposed by the Internal Revenue Code of 1986, as amended, or other limitations imposed by the terms of such plan.

2.   DEFINITIONS

     2.01 ACCOUNT shall mean the bookkeeping account maintained for a Participant to record his Pay Deferrals, Matching Contributions, and Company Discretionary Contributions, together with earnings thereon credited pursuant to Section 7.03.

     2.02 ADMINISTRATOR shall mean the Company. The Company may periodically delegate some or all its duties as Administrator to a committee appointed by the Board.

     2.03 BOARD shall mean the Board of Directors of the Company.

     2.04 CODE shall mean the Internal Revenue Code of 1986, as amended from time to time.

     2.05 COMPANY shall mean Stryker Corporation and any successor thereto. Where the context requires, "Company" shall also include any employer related to the Company any of whose employees ahve been designated as eligible to participate in the Plan.

     2.06 COMPANY DISCRETIONARY CONTRIBUTION shall mean the amount credited to a Participant's Account pursuant to Article 6.

     2.07 COMPENSATION shall mean "Compensation" as defined in the Savings Plan; provided, however, that for purposes of the Plan the limitation on a Participant's Compensation for a Plan Year shall be 200% of the Section 401(a)(17) Limitation for such Plan Year.

     2.08 DEFERABLE COMPENSATION shall mean a Participant's Compensation for a Plan Year that is ineligible for deferral under the Savings Plan because it is earned after the Participant's pay deferrals under the Savings Plan have attained the dollar limitation under Section 402(g)(1) of the Code (or such lesser limitation on pay deferrals as may apply to the Participant under the terms of the Savings Plan) for such Plan Year.

     2.09 DISCRETIONARY CONTRIBUTION PERCENTAGE shall mean the employer's discretionary contribution for a Plan Year under the Savings Plan, expressed as a percentage of a participant's includible compensation for such Plan Year under the Savings Plan.

     2.10 EFFECTIVE DATE shall mean January 1, 1994.

     2.11 EMPLOYEE shall mean an employee of the Company.

     2.12 ENTRY DATE shall mean January 1 of any Plan Year.

     2.13 INVESTMENT ELECTION shall mean a Participant's election under
          Article 7 of the investment fund or funds used to measure the investment performance of the Participant's Account.

     2.14 MATCHING CONTRIBUTION shall mean the amount credited to a Participant's Account pursuant to Article 5.

     2.15 PARTICIPANT shall mean an Employee who satisfies the requirements for participation in the Plan pursuant to Section 3.01 and whose Account has not been distributed.

     2.16 PAY DEFERRAL ELECTION shall mean a Participant's election pursuant to Section 4.01 to defer a portion of his Deferable Compensation.

     2.17 PAY DEFERRALS shall mean the amounts credited to a Participant's Account pursuant to Section 4.01.

     2.18 PLAN shall mean this Stryker Corporation Supplemental Savings and Retirement Plan, as amended from time to time.

     2.19 PLAN YEAR shall mean the calendar year.

     2.20 SAVINGS PLAN shall mean the Stryker Corporation Savings and Retirement Plan for Salaried, Clerical, and Technical Employees, as amended from time to time.

     2.21 SECTION 401(a)(17) LIMITATION shall mean the dollar limitation under Section 401(a)(17) of the Code in effect for a Plan Year.

     2.22 SELECT GROUP shall mean, with respect to a Plan Year, the select group of management or highly compensated Employees who are designated by the Board of Directors as eligible to participate in this Plan.

     2.23 UNFORESEEABLE EMERGENCY shall have the meaning ascribed thereto in
          Section 11.03.

     2.24 VALUATION DATE shall mean the last day of each calendar quarter.

3.   PARTICIPATION

     3.01 PARTICIPATION. Any Employee who is a member of the Select Group shall become eligible to participate in the Plan as of the Entry Date coincident with or next following the latest of (i) the Effective Date, (ii) the date he becomes eligible to participate in the Savings Plan, or (iii) the date he becomes a member of the Select Group. Participation in the Plan shall terminate when all amounts credited to a Participant's Account have been distributed.

4.   PAY DEFERRALS

     4.01 PAY DEFERRAL ELECTIONS

     (a) A Participant may elect to defer a portion of his Deferable Compensation otherwise payable during the Plan Year by making a written election on such form as the Administrator shall designate. Such election shall specify a whole percentage of the Participant's Deferable Compensation which the Participant elects to defer, which percentage may not exceed the maximum percentage of compensation that may be deferred by nonhighly compensated employees under the terms of the Savings Plan. Such election must be made prior to the first day of such Plan Year or such earlier date as the Administrator may specify, and may not be modified or revoked after the commencement of such Plan Year except as provided in Sections
          4.02 and 11.01.

     (b) An amount deferred pursuant to a Pay Deferral Election shall be withheld from the Deferable Compensation otherwise payable to the Participant, and shall be credited to the Participant's Account as of the date on which such amount was withheld.

     (c) A Pay Deferral Election applies only to the Deferable Compensation for the Plan Year to which such election relates. To defer a portion of his Deferable Compensation in a subsequent Plan Year a Participant must make a new Pay Deferral Election.

     4.02 SUSPENSION OF DEFERRALS. Notwithstanding anything to the contrary in this Article 4, in the event the Administrator approves a Participant's request for a suspension of deferrals pursuant to
          Section 11.01 on account of an Unforeseeable Emergency, the Participant's Pay Deferral Election shall be suspended (and the Participant shall be ineligible to make a new Pay Deferral Election) with respect to any Compensation otherwise payable during the period beginning on the date of such withdrawal or effective date of such approval and ending on the last day of the next succeeding Plan Year.

5.   MATCHING CONTRIBUTIONS

     5.01 For each Plan Year, the Company shall credit to the Account of each eligible Participant a Matching Contribution equal to the lesser of
          (i) 100% of such Participant's Pay Deferrals for such Plan Year or
          (ii) 4% of such Participant's Compensation in excess of the Section 401(a)(17) Limitation for such Plan Year. Such Matching Contribution shall be credited to the Participant's Account by the March 15 following the end of such Plan Year.

     5.02 A Participant shall be eligible for a Matching Contribution with respect to a Plan Year only if he is eligible for a matching contribution under the Savings Plan for such Plan Year.

6.   COMPANY DISCRETIONARY CONTRIBUTIONS

     6.01 For each Plan Year, the Company shall credit to the Account of each eligible Participant a Company Discretionary Contribution equal to such Participant's Compensation in excess of the Section 401(a)(17) Limitation for such Plan Year, multiplied by the Discretionary Contribution Percentage for such Plan Year. Such Company Discretionary Contribution shall be credited to the Participant's Account by the March 15 following the end of such Plan Year.

     6.02 A Participant shall be eligible for a Company Discretionary Contribution with respect to a Plan Year only if he is eligible for an employer discretionary contribution under the Savings Plan for such Plan Year.

7.   INVESTMENT PERFORMANCE ELECTIONS

     7.01 INITIAL ELECTION. Prior to the commencement of his participation in the Plan, each Participant shall file an initial Investment Election which shall designate from among the investment funds available for selection under the Plan the investment fund or funds which shall be used to measure the investment performance of the Participant's Account.

     7.02 CHANGE IN ELECTION. A Participant may change his Investment Election effective as of the first day of any calendar quarter by filing a written notice with the Administrator at least 30 days in advance of such date.

     7.03 CREDITING OF INVESTMENT RETURN. As of each Valuation Date, each Participant's Account shall, under such procedures as the Administrator shall establish, be credited with any income, and debited with any loss, that would have been realized if the amounts credited to his Account had been invested in accordance with his Investment Election. References in the Plan to Investment Elections are for the sole purpose of attributing hypothetical investment performance to each Participant's Account. Nothing herein shall require the Company to invest, earmark, or set aside its general assets in any specific manner.

     7.04 AVAILABLE INVESTMENT FUNDS. The investment funds available for selection under the Plan shall be the investment funds (other than the employer stock fund) available for investment under the Savings Plan.

8.   ACCOUNTS

     8.01 MAINTENANCE OF ACCOUNTS. The Administrator shall maintain or cause to be maintained records showing the individual balances of each Account. At least once per quarter each Participant shall be furnished with a statement setting forth the value of his Account.

     8.02 VESTING. A benefit shall be payable under this Plan only to the extent that it is vested. The portion of a Participant's Account attributable to Pay Deferrals, together with credited earnings or losses thereon, shall be fully vested at all times. The portion of a Participant's Account attributable to Matching Contributions and Company Discretionary Contributions, and credited earnings and losses with respect thereto, shall be vested only to the extent that matching contributions and employer discretionary contributions credited to the Participant's account under the Savings Plan are vested. The nonvested portion of a Participant's Account shall be forfeited at the same time, and under the same conditions, as the nonvested portion of his account under the Savings Plan is forfeited.

9.   DISTRIBUTION OF BENEFITS

     9.01 BENEFIT PAYMENT ELECTION. Prior to the commencement of his participation in the Plan, each Participant shall file a benefit payment election with the Administrator on such form as the Administrator shall prescribe specifying (i) whether the Participant's benefit is to be paid in a lump sum, in substantially equal annual installments, or in a combination thereof, (ii) the year in which such lump-sum payment is to be made or such installments are to commence, and (iii) if installments are elected, the number of such installments. Except as provided in Section 11.02, no portion of a Participant's benefit may be distributed prior to his separation from service. Lump-sum payments may not be made later than, and installment payments may not extend beyond, the tenth anniversary of the date of the Participant's separation from service.

     9.02 CHANGE IN ELECTION. A Participant's benefit payment election may be changed from time to time, provided, however, that no such change shall be effective if the Participant's separation from service from the Company occurs less than one year after the date such change is made. In such event the Participant's benefit shall be paid in accordance with his most recent election or change in election (other than a change in election made less than one year before his separation from service).

     9.03 DISTRIBUTION OF BENEFITS. Except as otherwise provided in Article 10 and Section 11.02, a Participant's Account shall be distributed in accordance with his benefit election made in accordance with
          Section 9.01 (after giving effect to any modifications to such election pursuant to Section 9.02). The payment of any installment or lump sum shall, in accordance with the Participant's election, be made either (i) within 90 days after the end of the calendar quarter during which the Participant separates from service or (ii) within the first 90 days of a calendar year commencing after the Participant separates from service.

10.  DEATH OF A PARTICIPANT

    10.01 Except as otherwise provided in Section 10.02, in the event of a Participant's death prior to the distribution of his entire Account balance, the remaining balance in his Account shall be distributed in accordance with his benefit payment election made pursuant to
          Section 9.01 (after giving effect to any modifications to such election pursuant to Section 9.02). Such distribution shall be made to the beneficiary designated by the Participant under the Savings Plan, unless the Participant has specifically designated a different beneficiary under this Plan in a writing filed with the Administrator.

    10.02 A Participant may elect to have any amount remaining in his Account upon his death paid to his beneficiary in a lump sum within 60 days after the Administrator has received notification of his death, rather than in accordance with his benefit payment election under
          Section 9.01. Such a lump-sum death benefit election may be made or revoked at any time, provided, however, that no such election or revocation shall be effective if made less than one year before the date of the Participant's death.

11.  UNFORESEEABLE EMERGENCIES

    11.01 SUSPENSION OF DEFERRALS. In the vent of a Participant's Unforeseeable Emergency, such Participant may request a suspension of his Pay Deferral in accordance with Section 4.02 (if a suspension is not already in effect pursuant to such section). Any such request shall be subject to the approval of the Administrator, which approval shall not be granted unless such need cannot be relieved
          (i) through reimbursement or compensation by insurance or otherwise or (ii) by liquidation of the Participant's assets (to the extent the liquidation of such assets would not itself cause severe financial hardship). If the request is granted, such suspension shall be effective as of such date as the Administrator shall prescribe.

    11.02 EMERGENCY WITHDRAWAL. In the event of a Participant's Unforeseeable Emergency, such Participant may request an emergency withdrawal from his Account. Any such request shall be subject to the approval of the Administrator, which approval (a) shall not be granted unless the Participant's Pay Deferral Election have been suspended pursuant to Section 4.02, (b) shall only be granted to the extent reasonably needed to satisfy the need created by the Unforeseeable Emergency, and (c) shall not be granted to the extent that such need may be relieved (i) through reimbursement or compensation by insurance or otherwise or (ii) by liquidation of the Participant's assets (to the extent the liquidation of such assets would not itself cause severe financial hardship).

    11.03 UNFORESEEABLE EMERGENCY. An "Unforeseeable Emergency" means severe financial hardship to the Participant resulting from a sudden and unexpected illness or accident of the Participant or his dependent, loss of the Participant's property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the Participant's control. Examples of circumstances not qualifying as an Unforeseeable Emergency include the need to send a Participant's child to college and the desire to purchase a home.

12. ADMINISTRATION

    The Plan shall be administered by the Administrator, which shall have discretionary authority to determine eligibility for benefits and to construe the terms of the Plan. The Administrator's good-faith determination with respect to any issue relating to the interpretation of the Plan shall be conclusive and final.

13. GENERAL PROVISIONS

    13.01 NO CONTRACT OF EMPLOYMENT. The establishment of the Plan shall not be construed as conferring any legal rights upon any Participant for a continuation of employment, nor shall it interfere with the rights of the Company to discharge a Participant and to treat him without regard to the effect which such treatment might have upon him as a Participant in the Plan.

    13.02 WITHHOLDING. As a condition to a Participant's entitlement to benefits hereunder, the Company shall have the right to deduct from any amounts otherwise payable to a Participant, whether pursuant to the Plan or otherwise, or otherwise to collect from the Participant, any required withholding taxes with respect to benefits under the Plan.

    13.03 NON-ASSIGNABILITY OF BENEFITS. Subject to any applicable law, no benefit under the Plan shall be subject in any manner to, nor shall the Company be obligated to recognize, any purported anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, or charge, and any attempt to do so shall be void. No such benefit shall in any manner be liable for or subject to garnishment, attachment, execution, or a levy, or liable for or subject to the debts, contracts, liabilities, engagements or torts of the Participant.

    13.04 SUCCESSOR EMPLOYERS. The Plan shall be binding upon the successors and assigns of the Company. The Company shall require any successor (whether direct or indirect, and whether by purchase, merger, consolidation, or otherwise) to all or substantially all of the business or assets of the Company, by written agreement to expressly assume and agree to perform the Company's obligations under the Plan in the same manner and to the same extent that the Company would be required to perform them if no such succession had taken place. The provisions of this Section 13.04 shall continue to apply to each subsequent employer of the Participant hereunder in the event of any subsequent merger, consolidation, or transfer of assets of such subsequent employer.

    13.05 GOVERNING LAW. The laws of the State of Michigan shall govern the construction of this Plan and the rights and the liabilities hereunder of the parties hereto.

    13.06 PRONOUNS. The masculine pronoun shall mean the feminine wherever appropriate.

14. SOURCE OF BENEFITS

    The Plan is an unfunded plan maintained by the Company for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Benefits under the Plan shall be payable from the general assets of the Company except to the extent paid from the Stryker Corporation Supplemental Savings and Retirement Plan Trust (a grantor trust of the type commonly known as a "rabbi trust"). The Plan shall not be construed as conferring on a Participant any right, title, interest, or claim in or to any specific asset, reserve, account, or property or any kind possessed by the Company. To the extent that a Participant or any other person acquires a right to receive payments from the Company, such right shall be no greater than the right of an unsecured general creditor.

15. EFFECTIVE DATE

    This Plan shall be effective as of January 1, 1994.

16. AMENDMENT OR TERMINATION

    The Board of Directors of the Company reserves the right to amend or terminate this Plan at any time; provided, however, that without such Participant's written consent, no amendment or termination of the Plan shall adversely affect the right of any Participant to receive, or otherwise result in a material adverse effect on such Participant's rights under the Plan with respect to, his accrued vested benefits as determined as of the date of amendment or termination.

      IN WITNESS OF WHICH, the Company has adopted the Plan this 21st day of January 1994.

                                                   STRYKER CORPORATION

                                                   By:  THOMAS R. WINKEL
                                                        Thomas R. Winkel,
                                                        Vice President

                                                           EXHIBIT 10(iii)

                               STRYKER CORPORATION
                   SUPPLEMENTAL SAVINGS AND RETIREMENT PLAN
                    (as Amended Effective January 1, 1995)


1.  PURPOSE OF THE PLAN

    The purpose of this Stryker Corporation Supplemental Savings and Retirement Plan is to provide a select group of the Company's executives with an opportunity to defer a portion of their annual pay and to receive the benefit of Company contributions, to the extent such benefits are unavailable to such executives under the Savings Plan (as hereinafter defined) as a result of limitations imposed by the Internal Revenue Code of 1986, as amended, or other limitations imposed by the terms of such plan.

2.  DEFINITIONS

     2.01 ACCOUNT shall mean the bookkeeping account maintained for a Participant to record his Pay Deferrals, Matching Contributions, and Company Discretionary Contributions, together with earnings thereon credited pursuant to Section 7.03.

     2.02 ADMINISTRATOR shall mean the Company. The Company may periodically delegate some or all its duties as Administrator to a committee appointed by the Board.

     2.03 BOARD shall mean the Board of Directors of the Company.

     2.04 CODE shall mean the Internal Revenue Code of 1986, as amended from time to time.

     2.05 COMPANY shall mean Stryker Corporation and any successor thereto. Where the context requires, "Company" shall also include any employer related to the Company any of whose employees have been designated as eligible to participate in the Plan.

     2.06 COMPANY DISCRETIONARY CONTRIBUTION shall mean the amount credited to a Participant's Account pursuant to Article 6.

     2.07 COMPENSATION shall mean "Compensation" as defined in the Savings Plan; provided, however, that for purposes of the Plan the limitation on a Participant's Compensation for a Plan Year shall be 200% of the Section 401(a)(17) Limitation for such Plan Year.

     2.08 DEFERABLE COMPENSATION shall mean a Participant's Compensation for a Plan Year that is ineligible for deferral under the Savings Plan because it is earned after the Participant's pay deferrals under the Savings Plan have attained the dollar limitation under
          Section 402(g)(1) of the Code (or such lesser limitation on pay deferrals as may apply to the Participant under the terms of the Savings Plan) for such Plan Year.

     2.09 DISCRETIONARY CONTRIBUTION PERCENTAGE shall mean the employer's discretionary contribution for a Plan Year under the Savings Plan, expressed as a percentage of a participant's includible compensation for such Plan Year under the Savings Plan.

     2.10 EFFECTIVE DATE shall mean January 1, 1994.

     2.11 EMPLOYEE shall mean an employee of the Company.

     2.12 ENTRY DATE shall mean January 1 of any Plan Year.

     2.13 INVESTMENT ELECTION shall mean a Participant's election under
          Article 7 of the investment fund or funds used to measure the investment performance of the Participant's Account.

     2.14 MATCHING CONTRIBUTION shall mean the amount credited to a Participant's Account pursuant to Article 5.

     2.15 PARTICIPANT shall mean an Employee who satisfies the requirements for participation in the Plan pursuant to Section 3.01 and whose Account has not been distributed.

     2.16 PAY DEFERRAL ELECTION shall mean a Participant's election pursuant to Section 4.01 to defer a portion of his Deferable Compensation.

     2.17 PAY DEFERRALS shall mean the amounts credited to a Participant's Account pursuant to Section 4.01.

     2.18 PLAN shall mean this Stryker Corporation Supplemental Savings and Retirement Plan, as amended from time to time.

     2.19 PLAN YEAR shall mean the calendar year.

     2.20 SAVINGS PLAN shall mean the Stryker Corporation 401(k) Savings and Retirement Plan, as amended from time to time.

     2.21 SECTION 401(a)(17) LIMITATION shall mean the dollar limitation under Section 401(a)(17) of the Code in effect for a Plan Year.

     2.22 SELECT GROUP shall mean, with respect to a Plan Year, the select group of management or highly compensated Employees who are designated by the Board of Directors as eligible to participate in this Plan.

     2.23 UNFORESEEABLE EMERGENCY shall have the meaning ascribed thereto in Section 11.03.

     2.24 VALUATION DATE shall mean the last day of each calendar quarter.

3.  PARTICIPATION

     3.01 PARTICIPATION. Any Employee who is a member of the Select Group shall become eligible to participate in the Plan as of the Entry Date coincident with or next following the latest of (i) the Effective Date, (ii) the date he becomes eligible to participate in the Savings Plan, or (iii) the date he becomes a member of the Select Group. Participation in the Plan shall terminate when all amounts credited to a Participant's Account have been distributed.

4.   PAY DEFERRALS

      4.01 PAY DEFERRAL ELECTIONS

      (a) A Participant may elect to defer a portion of his Deferable Compensation otherwise payable during the Plan Year by making a written election on such form as the Administrator shall designate. Such election shall specify a whole percentage of the Participant's Deferable Compensation which the Participant elects to defer, which percentage may not exceed the maximum percentage of compensation that may be deferred by nonhighly compensated employees under the terms of the Savings Plan. Such election must be made prior to the first day of such Plan Year or such earlier date as the Administrator may specify, and may not be modified or revoked after the commencement of such Plan Year except as provided in Sections 4.02 and 11.01.

      (b) An amount deferred pursuant to a Pay Deferral Election shall be withheld from the Deferable Compensation otherwise payable to the Participant, and shall be credited to the Participant's Account as of the date on which such amount was withheld.

      (c)  A Pay Deferral Election applies only to the Deferable
           Compensation for the Plan Year to which such election relates. To defer a portion of his Deferable Compensation in a subsequent Plan Year a Participant must make a new Pay Deferral Election.

      4.02 SUSPENSION OF DEFERRALS. Notwithstanding anything to the contrary in this Article 4, in the event the Administrator approves a Participant's request for a suspension of deferrals pursuant to Section 11.01 on account of an Unforeseeable Emergency, the Participant's Pay Deferral Election shall be suspended (and the Participant shall be ineligible to make a new Pay Deferral Election) with respect to any Compensation otherwise payable during the period beginning on the date of such withdrawal or effective date of such approval and ending on the last day of the next succeeding Plan Year.

5.   MATCHING CONTRIBUTIONS

      5.01 For each Plan Year, the Company shall credit to the Account of each eligible Participant a Matching Contribution equal to the lesser of (i) 50% of such Participant's Pay Deferrals for such Plan Year or (ii) 4% of such Participant's Compensation in excess of the Section 401(a)(17) Limitation for such Plan Year. Such Matching Contribution shall be credited to the Participant's Account by the March 15 following the end of such Plan Year.

      5.02 A Participant shall be eligible for a Matching Contribution with respect to a Plan Year only if he is eligible for a matching contribution under the Savings Plan for such Plan Year.

6.   COMPANY DISCRETIONARY CONTRIBUTIONS

      6.01 For each Plan Year, the Company shall credit to the Account of each eligible Participant a Company Discretionary Contribution equal to such Participant's Compensation in excess of the
           Section 401(a)(17) Limitation for such Plan Year, multiplied by the Discretionary Contribution Percentage for such Plan Year. Such Company Discretionary Contribution shall be credited to the Participant's Account by the March 15 following the end of such Plan Year.

      6.02 A Participant shall be eligible for a Company Discretionary Contribution with respect to a Plan Year only if he is eligible for an employer discretionary contribution under the Savings Plan for such Plan Year.

7.   INVESTMENT PERFORMANCE ELECTIONS

      7.01 INITIAL ELECTION. Prior to the commencement of his participation in the Plan, each Participant shall file an initial Investment Election which shall designate from among the investment funds available for selection under the Plan the investment fund or funds which shall be used to measure the investment performance of the Participant's Account.

      7.02 CHANGE IN ELECTION. A Participant may change his Investment Election effective as of the first day of any calendar quarter by filing a written notice with the Administrator at least 30 days in advance of such date.

      7.03 CREDITING OF INVESTMENT RETURN. As of each Valuation Date, each Participant's Account shall, under such procedures as the Administrator shall establish, be credited with any income, and debited with any loss, that would have been realized if the amounts credited to his Account had been invested in accordance with his Investment Election. References in the Plan to Investment Elections are for the sole purpose of attributing hypothetical investment performance to each Participant's Account. Nothing herein shall require the Company to invest, earmark, or set aside its general assets in any specific manner.

      7.04 AVAILABLE INVESTMENT FUNDS. The investment funds available for selection under the Plan shall be the investment funds (other than the employer stock fund) available for investment under the Savings Plan.

8.   ACCOUNTS

      8.01 MAINTENANCE OF ACCOUNTS. The Administrator shall maintain or cause to be maintained records showing the individual balances of each Account. At least once per quarter each Participant shall be furnished with a statement setting forth the value of his Account.

      8.02 VESTING. A benefit shall be payable under this Plan only to the extent that it is vested. The portion of a Participant's Account attributable to Pay Deferrals, together with credited earnings or losses thereon, shall be fully vested at all times. The portion of a Participant's Account attributable to Matching Contributions and Company Discretionary Contributions, and credited earnings and losses with respect thereto, shall be vested only to the extent that matching contributions and employer discretionary contributions credited to the Participant's account under the Savings Plan are vested. The nonvested portion of a Participant's Account shall be forfeited at the same time, and under the same conditions, as the nonvested portion of his account under the Savings Plan is forfeited.

9.   DISTRIBUTION OF BENEFITS

      9.01 BENEFIT PAYMENT ELECTION. Prior to the commencement of his participation in the Plan, each Participant shall file a benefit payment election with the Administrator on such form as the Administrator shall prescribe specifying (i) whether the Participant's benefit is to be paid in a lump sum, in substantially equal annual installments, or in a combination thereof, (ii) the year in which such lump-sum payment is to be made or such installments are to commence, and (iii) if installments are elected, the number of such installments.

           Except as provided in Section 11.02, no portion of a Participant's benefit may be distributed prior to his separation from service. Lump-sum payments may not be made later than, and installment payments may not extend beyond, the tenth anniversary of the date of the Participant's separation from service.

      9.02 CHANGE IN ELECTION. A Participant's benefit payment election may be changed from time to time, provided, however, that no such change shall be effective if the Participant's separation from service from the Company occurs less than one year after the date such change is made. In such event the Participant's benefit shall be paid in accordance with his most recent election or change in election (other than a change in election made less than one year before his separation from service).

      9.03 DISTRIBUTION OF BENEFITS.  Except as otherwise provided in
           Article 10 and Section 11.02, a Participant's Account shall be distributed in accordance with his benefit election made in accordance with Section 9.01 (after giving effect to any modifications to such election pursuant to Section 9.02). The payment of any installment or lump sum shall, in accordance with the Participant's election, be made either (i) within 90 days after the end of the calendar quarter during which the Participant separates from service or (ii) within the first 90 days of a calendar year commencing after the Participant separates from service.

10.  DEATH OF A PARTICIPANT

     10.01 Except as otherwise provided in Section 10.02, in the event of a Participant's death prior to the distribution of his entire Account balance, the remaining balance in his Account shall be distributed in accordance with his benefit payment election made pursuant to Section 9.01 (after giving effect to any modifications to such election pursuant to Section 9.02). Such distribution shall be made to the beneficiary designated by the Participant under the Savings Plan, unless the Participant has specifically designated a different beneficiary under this Plan in a writing filed with the Administrator.

     10.02 A Participant may elect to have any amount remaining in his Account upon his death paid to his beneficiary in a lump sum within 60 days after the Administrator has received notification of his death, rather than in accordance with his benefit payment election under Section 9.01. Such a lump-sum death benefit election may be made or revoked at any time, provided, however, that no such election or revocation shall be effective if made less than one year before the date of the Participant's death.

11.  UNFORESEEABLE EMERGENCIES

     11.01 SUSPENSION OF DEFERRALS. In the vent of a Participant's Unforeseeable Emergency, such Participant may request a suspension of his Pay Deferral in accordance with Section 4.02 (if a suspension is not already in effect pursuant to such section). Any such request shall be subject to the approval of the Administrator, which approval shall not be granted unless such need cannot be relieved (i) through reimbursement or compensation by insurance or otherwise or (ii) by liquidation of the Participant's assets (to the extent the liquidation of such assets would not itself cause severe financial hardship). If the request is granted, such suspension shall be effective as of such date as the Administrator shall prescribe.

     11.02 EMERGENCY WITHDRAWAL. In the event of a Participant's Unforeseeable Emergency, such Participant may request an emergency withdrawal from his Account. Any such request shall be subject to the approval of the Administrator, which approval
           (a) shall not be granted unless the Participant's Pay Deferral Election have been suspended pursuant to Section 4.02, (b) shall only be granted to the extent reasonably needed to satisfy the need created by the Unforeseeable Emergency, and (c) shall not be granted to the extent that such need may be relived (i) through reimbursement or compensation by insurance or otherwise or (ii) by liquidation of the Participant's assets (to the extent the liquidation of such assets would not itself cause severe financial hardship).

     11.03 UNFORESEEABLE EMERGENCY. An "Unforeseeable Emergency" means severe financial hardship to the Participant resulting from a sudden and unexpected illness or accident of the Participant or his dependent, loss of the Participant's property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the Participant's control. Examples of circumstances not qualifying as an Unforeseeable Emergency include the need to send a Participant's child to college and the desire to purchase a home.

12.  ADMINISTRATION

     The Plan shall be administered by the Administrator, which shall have discretionary authority to determine eligibility for benefits and to construe the terms of the Plan. The Administrator's good-faith determination with respect to any issue relating to the interpretation of the Plan shall be conclusive and final.

13.  GENERAL PROVISIONS

     13.01 NO CONTRACT OF EMPLOYMENT. The establishment of the Plan shall not be construed as conferring any legal rights upon any Participant for a continuation of employment, nor shall it interfere with the rights of the Company to discharge a Participant and to treat him without regard to the effect which such treatment might have upon him as a Participant in the Plan.

     13.02 WITHHOLDING. As a condition to a Participant's entitlement to benefits hereunder, the Company shall have the right to deduct from any amounts otherwise payable to a Participant, whether pursuant to the Plan or otherwise, or otherwise to collect from the Participant, any required withholding taxes with respect to benefits under the Plan.

     13.03 NON-ASSIGNABILITY OF BENEFITS. Subject to any applicable law, no benefit under the Plan shall be subject in any manner to, nor shall the Company be obligated to recognize, any purported anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, or charge, and any attempt to do so shall be void. No such benefit shall in any manner be liable for or subject to garnishment, attachment, execution, or a levy, or liable for or subject to the debts, contracts, liabilities, engagements or torts of the Participant.

     13.04 SUCCESSOR EMPLOYERS. The Plan shall be binding upon the successors and assigns of the Company. The Company shall require any successor (whether direct or indirect, and whether by purchase, merger, consolidation, or otherwise) to all or substantially all of the business or assets of the Company, by written agreement to expressly assume and agree to perform the

           Company's obligations under the Plan in the same manner and to the same extent that the Company would be required to perform them if no such succession had taken place. The provisions of this Section
           13.04 shall continue to apply to each subsequent employer of the Participant hereunder in the event of any subsequent merger, consolidation, or transfer of assets of such subsequent employer.

     13.05 GOVERNING LAW. The laws of the State of Michigan shall govern the construction of this Plan and the rights and the liabilities hereunder of the parties hereto.

     13.06 PRONOUNS. The masculine pronoun shall mean the feminine wherever appropriate.

14.  SOURCE OF BENEFITS

     The Plan is an unfunded plan maintained by the Company for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Benefits under the Plan shall be payable from the general assets of the Company except to the extent paid from the Stryker Corporation Supplemental Savings and Retirement Plan Trust (a grantor trust of the type commonly known as a "rabbi trust"). The Plan shall not be construed as conferring on a Participant any right, title, interest, or claim in or to any specific asset, reserve, account, or property or any kind possessed by the Company. To the extent that a Participant or any other person acquires a right to receive payments from the Company, such right shall be no greater than the right of an unsecured general creditor.

15.  EFFECTIVE DATE

     This Plan, as amended and restated as set forth herein, shall be effective as of January 1, 1995.

16.  AMENDMENT OR TERMINATION

     The Board of Directors of the Company reserves the right to amend or terminate this Plan at any time; provided, however, that without such Participant's written consent, no amendment or termination of the Plan shall adversely affect the right of any Participant to receive, or otherwise result in a material adverse effect on such Participant's rights under the Plan with respect to, his accrued vested benefits as determined as of the date of amendment or termination.

      IN WITNESS OF WHICH, the Company has adopted the Plan this 14th day of December 1994.

                                                   STRYKER CORPORATION

                                                   By:  THOMAS R. WINKEL
                                                        Thomas R. Winkel,
                                                        Vice President

                                                           EXHIBIT (10)(iv)





                   DESCRIPTION OF BONUS ARRANGEMENTS


The Company has entered into bonus arrangements with certain executive officers for 1995, including Mr. Brown, Mr. Elenbaas, Mr. Laube, Mr. Lipes, Mr. Simpson and Mr. Winkel, based on specific performance criteria including sales, profits and asset management. The aggregate amount of such bonuses is not expected to exceed $1,225,000.

                                                            EXHIBIT (11)


    STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK



                                               Year Ended December 31
                                        -----------------------------------
                                            1994        1993        1992
                                        ----------   ----------  ----------

Average number of shares outstanding    48,367,000   48,356,000  47,716,000

Net earnings                           $72,400,000  $60,205,000 $47,700,000
                                       ===========  =========== ===========
Earnings per share of common stock:
   Net earnings                              $1.50        $1.25       $1.00
                                             =====        =====       =====
Primary:
  Average shares outstanding            48,367,000   48,356,000  47,716,000

  Net effect of dilutive stock options,
    based on the treasury stock method
    using average market price             737,000      536,000   1,173,000
                                       -----------   ----------  ----------
      Total Primary Shares              49,104,000   48,892,000  48,889,000
                                        ==========   ==========  ==========

Fully Diluted:
  Average shares outstanding            48,367,000   48,356,000  47,716,000

  Net effect of dilutive stock options,
    using the year-end market price, if
    higher then average market price       770,000      586,000   1,199,000
                                        __________   __________  __________
      Total Fully Diluted Shares        49,137,000   48,942,000  48,915,000
                                        ==========   ==========  ==========


Note: Shares subject to stock options are not included in the earnings per share computation because the present effect thereof is not materially dilutive.

TEN-YEAR REVIEW
(dollars in thousands, except per share amounts)

Summary of Operations  1994      1993      1992      1991      1990      1989      1988      1987      1986      1985
                     --------------------------------------------------------------------------------------------------
Net Sales            $681,920  $557,335  $477,054  $364,825  $280,634  $225,860  $178,636  $148,095  $129,183  $108,377

Costs and expenses:
  Cost of sales       300,381   256,748   221,650   172,477   132,882   106,899    85,037    71,420    64,090    54,029
  Research,
    development and
    engineering        39,630    36,199    32,313    23,703    19,663    15,572    12,193     8,888     6,509     5,706
  Selling, general
    and admini-
    strative          221,433   172,446   149,390   117,089    92,384    71,761    55,046    45,776    39,946    33,778
                     --------------------------------------------------------------------------------------------------
                      561,444   465,393   403,353   313,269   244,929   194,232   152,276   126,084   110,545    93,513
                     --------------------------------------------------------------------------------------------------
Operating Income      120,476    91,942    73,701    51,556    35,705    31,628    26,360    22,011    18,638    14,864
Other income
  (expense)             7,099     4,123     3,239     1,789     2,395      (598)     (360)       14        77       473
                     --------------------------------------------------------------------------------------------------
Earnings Before
  Income Taxes,
    Minority
    Interest and
    Extraordinary
    Item              127,575    96,065    76,940    53,345    38,100    31,030    26,000    22,025    18,715    15,337
Income taxes           50,770    35,860    29,240    20,270    14,475    11,800    10,140     9,300     8,502     6,770
Minority interest      (4,405)
                     --------------------------------------------------------------------------------------------------
Earnings Before
  Extraordinary Item   72,400    60,205    47,700    33,075    23,625    19,230    15,860    12,725    10,213     8,567
Extraordinary gain
  (net)                                                         9,910
                     --------------------------------------------------------------------------------------------------
Net Earnings          $72,400   $60,205   $47,700   $33,075   $33,535   $19,230   $15,860   $12,725   $10,213    $8,567
                     ==================================================================================================
Earnings Per Share
  of Common Stock: (a)<F1>
    Before extra-
      ordinary item     $1.50     $1.25     $1.00      $.70      $.50      $.41      $.34      $.27      $.22      $.19
    Extraordinary gain                                           $.21
    Net Earnings        $1.50     $1.25     $1.00      $.70      $.71      $.41      $.34      $.27      $.22      $.19

Dividend Per Share of
  Common Stock           $.08      $.07      $.06      $.05

Average Number of
  Shares Outstanding
  - in thousands(a)<F1>48,367    48,356    47,716    47,526    47,396    47,178    46,864    46,734    46,410    46,146

<F1>(a) Adjusted for the three-for-two stock splits effective August 16, 1985 and May 19, 1989;
    and the two-for-one stock splits effective May 11, 1987 and May 13, 1991.

FINANCIAL AND STATISTICAL DATA
                        1994      1993      1992      1991      1990     1989      1988      1987      1986       1985
                      -------------------------------------------------------------------------------------------------
Cash and Marketable
  Securities          202,045   152,637    91,752    80,029    54,052    19,282     4,602     5,999     8,390    12,163
Working Capital       361,318   213,965   168,197   140,296   117,877    89,594    70,071    56,399    43,538    37,970
Current Ratio             3.0       2.6       2.7       2.6       3.0       3.5       3.4       3.3       2.9       3.0
Property, Plant and
  Equipment - Net     180,719    67,707    59,649    36,056    28,700    22,918    20,703    17,658    17,018    14,689
Capital Expenditures   29,239    20,160    31,618    16,570    11,935     7,106     7,987     3,895     5,377     6,818
Depreciation and
  Amortization         20,944    16,183    11,382    11,796     7,109     6,312     5,999     5,402     3,860     3,068
Total Assets          767,971   454,204   340,272   270,316   209,521   152,333   124,830   104,965    89,323    73,448
Long-Term Debt         95,276    31,282     1,433     1,400     1,900     2,655     3,121     3,704     3,951     4,242
Stockholders' Equity  358,266   288,434   232,261   179,875   147,875   112,029    91,019    75,216    60,455    49,131
Return on Average
  Equity                 22.4      23.1      23.1      20.2      18.2      18.9      19.1      18.8      18.6      19.2
Number of Stockholders
  of Record             3,684     3,951     3,512     2,914     2,400     2,294     2,049     2,055     1,626     1,427
Number of Employees     4,221     3,228     2,906     2,448     1,913     1,599     1,408     1,180     1,073       948

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The table below outlines the components of the consolidated statement of earnings as a percentage of net sales:

                            Percentage of Net Sales    Percentage Increase
                          --------------------------   -------------------
                           1994      1993      1992    1994/93     1993/92
                          ------    ------    ------   -------     -------
Net Sales                 100.0%    100.0%    100.0%     22%         17%
Cost of sales              44.0      46.1      46.5      17          16
Research, development
 and engineering expense    5.8       6.5       6.8       9          12
Selling, general and
  administrative expense   32.5      30.9      31.3      28          15
                          -----     -----     -----
Operating Income           17.7      16.5      15.4      31          25
Other income                1.0        .7        .7
                          -----     -----     -----
Earnings Before Income
  Taxes and Minority
  Interest                 18.7      17.2      16.1      33          25
Income taxes                7.4       6.4       6.1      42          23
                          -----     -----     -----
Earnings Before Minority
  Interest                 11.3      10.8      10.0      28          26
Minority interest           (.7)
                          -----     -----     -----
Net Earnings               10.6%     10.8%     10.0%     20          26
                          =====     =====     =====


1994 Compared to 1993
---------------------

Stryker Corporation's net sales increased 22% in 1994 to $681.9 million compared to $557.3 million in 1993. The purchase by Stryker of an additional
31% interest in its Japanese distributor, Matsumoto Medical Instruments, Inc.
(Matsumoto), and Matsumoto's resulting consolidation with Stryker beginning in August 1994, accounted for 12% of the increase through incremental sales at end customer selling prices of Stryker products and added sales of other suppliers' products. Increased unit volume generated an 8% increase in sales, other business acquisitions accounted for 3% of the overall increase and increased selling prices provided an additional 2% increase. The Company also converted certain portions of the Osteonics domestic distribution network to direct sales, resulting in the repurchase of inventory from distributors, which reduced net sales by 3%.

Uncertainty over the impact of U.S. health care reform programs generally slowed domestic sales of medical devices during 1994. The Company's domestic sales increased 7% in 1994 compared to 1993. International sales increased
54% in 1994. The international sales gains were led by incremental Japanese sales from the consolidation of Matsumoto along with increased shipments of Osteonics orthopaedic implants, Dimso spinal implants, powered surgical instruments and hospital beds and stretchers. International sales grew to 41% of total sales in 1994 compared to 32% in 1993.

Surgical product sales (principally orthopaedic products) increased 22% for the year. The increase in domestic sales of Surgical products was led by Stryker Instrument's SurgiLav Plus pulsed irrigation system and High Vacuum
Cement Injection System and Stryker Endoscopy's line of powered arthroscopic instruments. The increase in international sales of Surgical products was led by incremental sales from the consolidation of Matsumoto along with sales of Osteonics' orthopaedic implants, Dimso spinal implants and powered surgical instruments. Sales of Medical products (principally specialty stretchers/beds and physical therapy services) increased 25%, led by increased revenues from physical therapy services as a result of business acquisitions during the year, increased sales of the MPS Primary Acute Care Bed, which was introduced in the third quarter of 1993, and increased sales of patient handling equipment.

Cost of sales represented 44.0% of sales compared to 46.1% in 1993. The lower cost of sales percentage in 1994 resulted from additional margins on Stryker products sold by Matsumoto since its consolidation and improved margins from ongoing cost reduction programs and the conversion of certain portions of Osteonics' domestic distribution network which resulted in increased direct sales to hospitals. Research, development and engineering expense increased
9% as the Company spent $39.6 million on product development in 1994 compared to $36.2 million in 1993. The decrease in research, development and engineering expense as a percentage of sales in 1994 is principally a result of consolidating Matsumoto which, as a distributor, incurs minimal research and development costs. The Company's continued commitment to product development resulted in several new products in 1994, including the Omnifit
Plus forged cobalt chrome hip stem, the Sapphire ViewTM arthroscope system, a new low cost high resolution 1-chip camera, a second generation ConstaVacTM
CBCII Blood Conservation System, and a new line of powered micro instruments for oral/maxillofacial procedures. Selling, general and administrative expenses increased 28% in 1994, principally as a result of consolidating
Matsumoto which, as a distributor, has a higher percentage of these expenses, along with increased sales expenses resulting from the changes in Osteonics' distribution network. These costs increased to 32.5% of sales in 1994 compared to 30.9% in 1993.

The effective tax rate increased to 39.8% in 1994 compared to 37.3% in 1993 as a result of the higher Japanese tax rate on the earnings of Matsumoto.
Earnings before minority interest increased 28% in 1994 compared to 1993. Net earnings in 1994 were $72.4 million, a 20% increase over the Company's 1993 net earnings of $60.2 million.

In the fourth quarter of 1994 net sales reached a record level of $204.6 million. The consolidation of Matsumoto resulted in incremental net sales of $40.2 million and incremental net earnings of $1.9 million ($.04 per share) in the fourth quarter.

1993 Compared to 1992
---------------------

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

Surgical product sales increased 13% for the year. The domestic sales growth in Surgical products was led by Stryker Instruments' High Vacuum Cement
Injection System and SurgiLav Plus pulsed irrigation system, Osteonics' knee implants and Stryker Endoscopy's newly introduced third generation Model 782
3-Chip Camera. The international sales growth of Surgical products was led by Osteonics orthopaedic implant sales by the Company's Pacific Division and Dimso spinal implant system sales by all the Company's international divisions. Sales of Medical products increased 33%, led by the introduction of the MPS Primary Acute Care Bed in the third quarter, increased revenues from physical therapy services and increased sales of patient handling equipment.

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

Liquidity and Capital Resources
-------------------------------

Stryker's financial position continued to strengthen in 1994, with operating activities providing $97.7 million in cash. Working capital increased to $361.3 million from $214.0 million in the prior year. Accounts receivable increased 76% and days sales outstanding at the end of 1994 increased to 67 days from 47 days at the end of 1993. The increases reflect the consolidation of Matsumoto's accounts receivable which generally have longer collection terms.
Inventories increased 51% in 1994 and days sales in inventory finished 1994 at 131 days compared to 114 days at the end of 1993. These increases also reflect the consolidation of Matsumoto which, as a distributor, carries higher inventory levels.

In August 1994, the Company purchased 31% of the outstanding common stock of Matsumoto, thereby increasing its direct ownership interest in Matsumoto to 51%. The cost of the 31% investment, which was based on net book value, was approximately 6.0 billion Yen ($60.7 million). Payment of approximately 847 million Yen ($8.5 million) of the purchase price has been deferred to April
1995. The acquisition of the shares was funded with an unsecured Yen denominated four-year floating rate loan. The Company has fixed the effective annual interest rate of this debt at 4.17% using an interest rate swap with a notional amount and term equal to that of the related loan.

The Company's cash and marketable securities of $202.0 million at December 31, 1994, as well as anticipated cash flows from operations, are expected to be sufficient to fund planned future operating capital requirements. Should additional funds be required, the Company has unsecured lines of credit with banks totaling $45.7 million. At December 31, 1994, only $.2 million of these lines has been utilized to fund operating activities overseas.


CONSOLIDATED BALANCE SHEET
STRYKER CORPORATION AND SUBSIDIARIES

December 31
(in thousands, except per share amounts)                 1994       1993
                                                       --------   --------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                              $116,781    $49,712
Marketable securities                                    85,264    102,925
Accounts receivable, less allowance of $6,400
  ($3,800 in 1993)                                      154,590     87,896
Inventories                                             115,757     76,582
Deferred income taxes                                    54,333     15,829
Prepaid expenses and other current assets                13,804     10,907
                                                       --------   --------
  Total Current Assets                                  540,529    343,851

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements                        131,320     30,790
Machinery and equipment                                 139,948     94,551
                                                       --------   --------
                                                        271,268    125,341
Less allowance for depreciation                          90,549     57,634
                                                       --------   --------
                                                        180,719     67,707
OTHER ASSETS
Intangibles, less accumulated amortization of
  $14,071 ($9,925 in 1993)                               17,272      7,795
Investment in affiliate                                             32,569
Other                                                    29,451      2,282
                                                       --------   --------
                                                         46,723     42,646
                                                       --------   --------
                                                       $767,971   $454,204
                                                       ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                              $208       $777
Accounts payable                                         50,433     43,172
Accrued compensation                                     28,834     28,270
Income taxes                                             38,811     21,107
Accrued expenses and other liabilities                   55,556     35,678
Current maturities of long-term debt                      5,369        882
                                                       --------   --------
  Total Current Liabilities                             179,211    129,886

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES             95,276     31,282

OTHER LIABILITIES                                        35,245      4,602

MINORITY INTEREST                                        99,973

STOCKHOLDERS' EQUITY
Common stock, $.10 par value:
  Authorized--150,000 shares
  Outstanding--48,369 shares (48,395 in 1993)             4,837      4,840
Additional paid-in capital                               15,796     17,111
Retained earnings                                       336,897    268,367
Unrealized losses on securities                          (1,315)
Foreign translation adjustments                           2,051     (1,884)
                                                       --------   --------
Total Stockholders' Equity                              358,266    288,434
                                                       --------   --------
                                                       $767,971   $454,204
                                                       ========   ========

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF EARNINGS
STRYKER CORPORATION AND SUBSIDIARIES





Years Ended December 31
(in thousands, except per share amounts)     1994       1993       1992
                                           --------   --------   --------
Net Sales                                  $681,920   $557,335   $477,054
Costs and expenses:
  Cost of sales                             300,381    256,748    221,650
  Research, development and engineering      39,630     36,199     32,313
  Selling, general and administrative       221,433    172,446    149,390
                                           --------   --------   --------
                                            561,444    465,393    403,353
                                           --------   --------   --------
Operating Income                            120,476     91,942     73,701

Other income - net                            7,099      4,123      3,239
                                           --------   --------   --------
Earnings Before Income Taxes and
  Minority Interest                         127,575     96,065     76,940
Income taxes                                 50,770     35,860     29,240
                                           --------   --------   --------
Earnings Before Minority Interest            76,805     60,205     47,700
Minority interest                            (4,405)
                                           --------   --------   --------
Net Earnings                                $72,400    $60,205    $47,700
                                           ========   ========   ========
Net Earnings Per Share of Common Stock        $1.50      $1.25      $1.00
                                              =====      =====      =====
Average Number of Shares Outstanding         48,367     48,356     47,716
                                             ======     ======     ======



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
STRYKER CORPORATION AND SUBSIDIARIES
                                                   Additional             Unrealized      Foreign
Years Ended December 31                    Common   Paid-In    Retained  Gains(Losses)   Translation
(in thousands, except per share amounts)   Stock    Capital    Earnings  on Securities   Adjustments
                                           ------  ----------  --------  -------------   -----------
Balance at January 1, 1992                 $4,760    $6,013    $166,748                    $2,354
  Net earnings for 1992                                          47,700
  Sales of 706 shares of common stock
    under stock option and benefit plans,
    including $7,469 income tax benefit        70     9,719
  Cash dividend declared of $.06 per
    share of common stock                                        (2,898)
  Translation adjustment                                                                   (2,205)
                                           ------   -------    --------                    ------
Balance at December 31, 1992                4,830    15,732     211,550                       149
  Net earnings for 1993                                          60,205
  Sales of 92 shares of common stock
    under stock option and benefit plans,
    including $393 income tax benefit          10     1,379
  Cash dividend declared of $.07 per
    share of common stock                                        (3,388)
  Translation adjustment                                                                   (2,033)
                                           ------   -------    --------                    ------
Balance at December 31, 1993                4,840    17,111     268,367                    (1,884)
  Net earnings for 1994                                          72,400
  Sales of 96 shares of common stock
    under stock option and benefit plans,
    including $740 income tax benefit           9     1,782
  Repurchases of 122 shares of common
    stock                                     (12)   (3,097)
  Cash dividend declared of $.08 per
    share of common stock                                        (3,870)
  Adjustment to beginning balance for
    change in accounting method, net of
    income taxes of $751                                                    $1,180
  Unrealized losses, net of $1,636 income
    tax benefit                                                             (2,495)
  Translation adjustment                                                                    3,935
                                           ------   -------    --------     ------         ------
Balance at December 31, 1994               $4,837   $15,796    $336,897    ($1,315)        $2,051
                                           ======   =======    ========     ======         ======
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
STRYKER CORPORATION AND SUBSIDIARIES

Years Ended December 31 (in thousands)        1994       1993       1992
--------------------------------------      --------   --------   --------
OPERATING ACTIVITIES
Net Earnings                                 $72,400    $60,205    $47,700
Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation                              18,717     13,048     10,214
    Amortization                               2,227      3,135      1,168
    Minority interest                          4,405
    Provision for losses on accounts
      receivable                               2,600        900        400
    Deferred income taxes (credit)            (3,818)    (2,917)    (4,171)
    Changes in operating assets and
      liabilities, net of effects of
      business acquisitions:
        Decrease (increase) in accounts
          receivable                           2,862    (11,305)   (20,563)
        Decrease in inventories                5,798      2,271        726
        Increase (decrease) in accounts
          payable                             (8,594)     4,982      7,723
        Increase (decrease) in income
          taxes                               (3,898)    11,092        632
        Other                                  4,994      4,691      6,899
                                            --------   --------   --------
Net Cash Provided by Operating Activities     97,693     86,102     50,728

INVESTING ACTIVITIES
Purchases of property, plant and equipment   (29,239)   (20,160)   (31,618)
Sales (purchases) of marketable securities    17,661    (54,264)   (21,553)
Business acquisitions, net of cash acquired  (42,557)   (34,654)    (8,736)
                                            --------   --------   --------
Net Cash Used in Investing Activities        (54,135)  (109,078)   (61,907)

FINANCING ACTIVITIES
Proceeds from borrowings                      59,919     33,563
Payments on borrowings                       (31,771)    (2,016)    (7,418)
Dividends paid                                (3,388)    (2,898)    (2,380)
Proceeds from exercise of stock options        1,791      1,389      9,789
Repurchases of common stock                   (3,109)
Other                                         (1,307)      (126)      (376)
                                            --------   --------   --------
Net Cash Provided by (Used in)
  Financing Activities                        22,135     29,912       (385)
Effect of exchange rate changes on cash
  and cash equivalents                         1,376       (315)     1,734
                                            --------   --------   --------
Increase (Decrease) in Cash and Cash
  Equivalents                                 67,069      6,621     (9,830)
Cash and cash equivalents at beginning
  of year                                     49,712     43,091     52,921
                                            --------   --------   --------
Cash and Cash Equivalents at End of Year    $116,781    $49,712    $43,091
                                            ========   ========   ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STRYKER CORPORATION AND SUBSIDIARIES
December 31, 1994


1. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: Stryker Corporation develops, manufactures and markets specialty surgical and medical products which are sold primarily to hospitals throughout the world.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and, effective in August 1994 (see Note 4), its 51% owned subsidiary, Matsumoto Medical Instruments, Inc., after elimination of all significant intercompany accounts and transactions. Minority interest represents the minority stockholders' equity in Matsumoto's net earnings since August 1994 and their equity in Matsumoto's net assets at December 31, 1994. The Company's 20% investment in Matsumoto during the period from August 1993 to July 1994 was accounted for by the equity method.

REVENUE RECOGNITION: Revenue is recognized on the sale of products when the related goods have been shipped or services have been rendered.


CASH EQUIVALENTS AND INVESTMENTS: Cash equivalents are highly liquid investments with a maturity of three months or less when purchased.
Investments include marketable equity and debt securities classified as current assets and certain noncurrent investments included in other assets.

The Company's investments in marketable equity and debt securities are classified as "available-for-sale" and are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity. Interest and dividends on these securities are included in other income.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost for approximately 75% (63% in 1993) of inventories is determined using the lower of first-in, first-out (FIFO) cost or market. Cost for certain domestic inventories is determined using the last-in, first-out (LIFO) cost method. The FIFO cost for all inventories approximates replacement cost.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line or declining balance methods over the estimated useful lives of the assets.

INTANGIBLE ASSETS: Intangible assets represent the excess of purchase price over fair value of tangible net assets of acquired businesses. Intangible assets, which include patents and intangibles not specifically identifiable, are being amortized using the straight-line method over periods of up to sixteen years.

INCOME TAXES: Effective January 1, 1993, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes", which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

EARNINGS PER SHARE: Earnings per share is based upon the average number of shares of common stock outstanding during each year. Shares subject to option are not included in earnings per share computations because the present effect thereof is not materially dilutive.

2.  INVESTMENTS

Effective January 1, 1994, the Company adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities, " for investments held as of or acquired after that date. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The beginning balance of stockholders' equity was increased by $1,180,000 (net of $751,000 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at cost.

The following is a summary of the Company's investments in marketable equity and debt securities at December 31, 1994 (in thousands):

                                       Gross
                                     Unrealized     Estimated
                           Cost    Gains/(Losses)   Fair Value
                          -------  --------------   ----------

    Debt securities       $87,490     ($2,081)        $85,409
    Equity securities       7,700        (119)          7,581
                          -------     -------         -------

                          $95,190     ($2,200)        $92,990
                          =======      ======         =======

3.  INVENTORIES

Inventories are as follows (in thousands):

                                   December 31
                               ------------------
                                 1994       1993
                               --------   -------
     Finished goods             $86,719   $45,338
     Work-in-process              7,552    10,586
     Raw material                28,784    28,455
                               --------   -------
     FIFO cost                  123,055    84,379
     Less LIFO reserve            7,298     7,797
                               --------   -------
                               $115,757   $76,582
                               ========   =======

4.  BUSINESS ACQUISITIONS

In August 1994, the Company purchased 31% of the outstanding common stock of Matsumoto Medical Instruments, Inc., Osaka, Japan, thereby increasing its direct ownership interest in Matsumoto to 51%. Matsumoto is one of the largest distributors of medical devices in Japan and is the exclusive distributor of most Stryker products in that country. The cost of the 31% investment, which was based on net book value, was approximately 6.0 billion Yen ($60.7 million). Payment of approximately 847 million Yen ($8.5 million) of the purchase price has been deferred to April 1995. The acquisition was accounted for by the purchase method and the results of operations for Matsumoto were consolidated with Stryker beginning in August 1994. If the acquisition had occurred on January 1, 1993, pro forma net sales for the Company would have been $762,341,000 for 1994 and $694,923,000 for 1993. Pro forma net earnings would not have differed significantly from reported results.

In August 1993, the Company purchased 20% of the outstanding common stock of Matsumoto. The cost of the investment, which was based on net book value, was approximately 3.4 billion yen ($32.8 million). This initial investment was accounted for under the equity method until August 1994, when the additional 31% interest was acquired. The Company's share of Matsumoto's net earnings did not have a material impact on the Company's net earnings in 1993.

In June 1994, the Company purchased the Steri-Shield product line, which is a personal protection system for operating room personnel. The acquisition was accounted for by the purchase method at a total cost of $6,500,000, of which $5,500,000 in royalties will be paid over the next seven years. Intangible assets acquired, principally patents, are being amortized over seven to ten years. Pro forma consolidated results including the purchased business would not differ significantly from reported results.

During 1994, 1993 and 1992, the Company's subsidiary, Physiotherapy Associates, Inc., purchased several physical therapy clinic operations. The aggregate purchase price of these clinics in 1994, 1993 and 1992 was approximately $7,600,000, $1,900,000 and $2,900,000, respectively.
Intangible assets acquired, principally employment contracts and goodwill, are being amortized over periods ranging from one to fifteen years. Pro-forma consolidated results including the purchased businesses would not differ significantly from reported results.

In October 1992, the Company's subsidiary, Stryker France S.A., acquired Dimso S.A. and its subsidiary companies in France and Spain. Dimso designs and manufactures the Diapason and Stryker 2S Spinal Implant Systems and other orthopaedic products. The acquisition was accounted for by the purchase method at a total cost of $13,000,000, with approximately $7,000,000 to be paid over the following three years. Intangible assets acquired, principally patents, are being amortized over a ten year period. Pro forma consolidated results including the purchased business would not differ significantly from reported results.

5.  BORROWINGS

The Company and its subsidiaries have unsecured short-term line of credit arrangements with banks aggregating $20,000,000 domestically and $25,700,000 equivalent in foreign currencies. Borrowings under these lines at December 31, 1994 were $208,000 ($777,000 at December 31, 1993) in foreign funds at an average interest rate of 12.8% (12.5% in 1993). These lines generally expire on July 31, 1995.

Long-term debt is as follows (in thousands):

                                              December 31
                                          -----------------
                                           1994       1993
                                          -------   -------
              Bank loans                  $86,616   $30,736
              Other                        14,029     1,428
                                          -------   -------
                                          100,645    32,164
              Less current maturities       5,369       882
                                          -------   -------
                                          $95,276   $31,282
                                          =======   =======

The bank loans represent two separate borrowings made to finance the acquisition of the Company's 51% interest in Matsumoto Medical Instruments, Inc. (see Note 4). Both loans are Japanese Yen denominated, are unsecured and mature in August 1998. The first loan is from the Chicago branch of The Sanwa Bank, Limited, has a principal balance of $34,442,000 ($30,736,000 at December 31, 1993) and bears interest at a fixed annual rate of 4.76%. The second loan is a floating rate loan from the Chicago branches of The Bank of Tokyo, Ltd., The Mitsubishi Bank Limited and The Sanwa Bank, Limited and has a principal balance of $52,174,000. The Company has fixed the effective annual interest rate of this debt at 4.17% using an interest rate swap with a notional amount and term equal to that of the related loan.

Maturities of debt for the four years succeeding 1995 are: 1996 - $3,152,000; 1997 - $52,000; 1998 - $86,673,000 and 1999 - $5,070,000.

The carrying amounts of the Company's long-term debt and interest rate swap approximate their fair values based on the Company's current borrowing rates for similar types of borrowing agreements and quoted market rates, respectively.

Total interest expense, which is included in other income and approximates interest paid, was $3,677,000 in 1994, $1,067,000 in 1993 and $411,000 in
1992.

6.  CAPITAL STOCK

The Company has key employee and director Stock Option Plans under which options are granted at a price not less than fair market value at date of grant.
The options are granted for periods of up to ten years and become exercisable in varying installments. A summary of stock option activity follows:

                                                             Option
                                                Shares   Price Per Share
                                              ---------  ---------------
   Options outstanding at January 1, 1993     1,275,925   $3.20 - $38.75
   Granted                                      867,500   22.38 -  25.50
   Canceled                                    (411,300)   6.75 -  38.75
   Exercised                                    (75,600)   3.20 -  14.63
                                              ---------   --------------
   Options outstanding at December 31, 1993   1,656,525    3.20 -  34.25
   Granted                                       37,500   25.88 -  28.00
   Canceled                                     (58,000)   6.75 -  34.25
   Exercised                                    (88,040)   3.20 -  25.50
                                              ---------   --------------
   Options outstanding at December 31, 1994   1,547,985   $3.20 - $34.25
                                              =========   ==============

At December 31, 1994, options for 750,085 shares were exercisable and 1,133,600 shares were reserved for future grants.

The Company has 500,000 authorized shares of $1 par value preferred stock, none of which are outstanding.


7.  RETIREMENT PLANS

Substantially all employees of the Company are covered by retirement plans. The majority of employees are covered by profit sharing or defined contribution retirement plans.

The Company's 51% owned subsidiary, Matsumoto Medical Instruments, Inc., has a noncontributory defined benefit plan covering all employees who are generally entitled, upon termination, to lump-sum or annuity payments of amounts determined by reference to the current level of salary, length of service, and the conditions under which the termination occurs. Matsumoto's funding policy for the plan is to contribute actuarially determined amounts on a monthly basis. In addition, certain officers of Matsumoto are customarily entitled to lump-sum payments under an unfunded retirement plan. An accrual has been provided for the expected cost of these benefits earned to date, although such payments are subject to the approval of Matsumoto's stockholders. Amounts accrued for both Matsumoto retirement plans, which provide for substantially all unfunded obligations under the plans, totaled $16,235,000 at December 31, 1994 and are recorded as other noncurrent liabilities in the consolidated balance sheet.

Retirement plan expense under all of the Company's retirement plans totaled $6,753,000 in 1994, $5,302,000 in 1993 and $4,715,000 in 1992.

8.  INCOME TAXES

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

Earnings before income taxes and minority interest consist of the following (in thousands):

                                        1994       1993     1992
                                      --------   -------   -------
     United States operations         $100,996   $88,181   $66,552
     Foreign operations                 26,579     7,884    10,388
                                      --------   -------   -------
                                      $127,575   $96,065   $76,940
                                      ========   =======   =======

The components of the provision for income taxes follow (in thousands):

                                        1994       1993      1992
                                      --------   -------   -------
     Current:
       Federal                         $31,932   $26,114   $20,827
       State, including Puerto Rico      5,133    10,372     7,973
       Foreign                          17,523     2,291     4,611
                                       -------   -------   -------
                                        54,588    38,777    33,411
       Deferred tax expense (credit)    (3,818)   (2,917)   (4,171)
                                       -------   -------   -------
                                       $50,770   $35,860   $29,240
                                       =======   =======   =======

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                               1994    1993    1992
                                               -----   -----   -----
     U.S. statutory income tax rate            35.0%   35.0%   34.0%
     Add (deduct):
       State taxes, less effect of
         federal deduction                      2.3     6.3     5.9
       Foreign income taxes at rates
         different from the U.S.
         statutory rate                         5.4     (.8)    1.0
       Tax benefit relating to operations
         in Puerto Rico                        (2.0)   (1.8)   (1.9)
       U.S. research and development tax
         credit                                 (.6)   (1.4)    (.9)
       Earnings of Foreign Sales Corporation   (1.4)   (1.4)    (.8)
       Other                                    1.1     1.4      .7
                                               -----   -----   -----
                                               39.8%   37.3%   38.0%
                                               =====   =====   =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant temporary differences which comprise the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                 December 31
                                              -----------------
                                                1994      1993
                                              -------   -------
     Deferred tax assets:
       Inventories                            $34,475    $4,712
       Accounts receivable and other assets     2,048     2,874
       Other accrued expenses                  18,165     6,662
       State taxes                              3,127     1,297
       Other                                    2,226       920
                                              -------   -------
         Total deferred tax assets             60,041    16,465

     Deferred tax liabilities:
       Depreciation                            (1,681)     (792)
       Other                                   (2,244)     (895)
                                              -------   -------
         Total deferred tax liabilities        (3,925)   (1,687)
                                              -------   -------
           Total net deferred tax assets      $56,116   $14,778
                                              =======   =======

Deferred tax assets and liabilities are included in the consolidated balance sheet as follows (in thousands):

                                                 December 31
                                              -----------------
                                               1994       1993
                                              -------   -------


  Current assets -- Deferred income taxes     $54,333   $15,829
  Noncurrent assets -- Other assets             4,438
  Noncurrent liabilities -- Other liabilities  (2,655)   (1,051)
                                              -------   -------
    Net deferred tax assets                   $56,116   $14,778
                                              =======   =======

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings ($152,619,000 at December 31, 1994) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Total income taxes paid were $51,898,000 in 1994, $27,641,000 in 1993 and $25,133,000 in 1992.

9.  GEOGRAPHIC DATA

Geographic area information follows (in thousands):

                                        1994       1993       1992
                                      --------   --------   --------
     NET SALES
     United States operations:
       Domestic                       $405,549   $378,255   $330,782
       Export                          117,669    115,977     81,513
     Foreign operations:
       Pacific                         130,223     33,651     33,660
       Europe                           70,366     63,366     58,010
       Other                            12,094     11,987      9,522
     Eliminations                      (53,981)   (45,901)   (36,433)
                                      --------   --------   --------
       Net Sales                      $681,920   $557,335   $477,054
                                      ========   ========   ========

     OPERATING INCOME
     United States operations         $109,429    $90,726    $68,759
     Foreign operations:
       Pacific                          12,560      1,465      4,264
       Europe                            6,554      6,571      6,998
       Other                             1,686      1,660        213
                                      --------    -------    -------
         Total foreign operations       20,800      9,696     11,475

     Corporate expenses                 (9,753)    (8,480)    (6,533)
                                      --------    -------    -------

       Total Operating Income         $120,476    $91,942    $73,701
                                      ========    =======    =======


                                        1994       1993       1992
                                      --------   --------   --------
      ASSETS
      United States operations        $248,883   $225,587   $199,188
      Foreign operations:
        Pacific                        281,259     12,053     12,384
        Europe                          50,111     39,313     42,580
        Other                            9,801      4,067      2,741
      Corporate                        177,917    173,184     83,379
                                      --------   --------   --------
        Total Assets                  $767,971   $454,204   $340,272
                                      ========   ========   ========

Intercompany sales between geographic areas are included in export and foreign operations sales at agreed upon prices which include a profit element.

For the year ended December 31, 1993, sales to Matsumoto Medical Instruments, Inc. were $64,300,000 or 12% of total net sales. No customer accounted for 10%
or more of the Company's sales in 1994 or 1992.

Gains (losses) on foreign currency transactions, which are included in other income, totaled $586,000, $(256,000) and $188,000 in 1994, 1993 and 1992,
respectively.

Corporate assets consist primarily of domestic cash and cash equivalents and marketable securities and, in 1993, the investment in affiliate.

10.  LEASES

The Company leases various manufacturing and office facilities and equipment under operating leases. Future minimum lease commitments under these leases are as follows (in thousands):

                    1995        $10,076
                    1996          8,320
                    1997          5,625
                    1998          3,605
                    1999          1,823
                    Thereafter    1,766
                                -------
                                $31,215
                                =======

Rent expense totaled $14,644,000 in 1994, $10,950,000 in 1993 and $8,792,000
in 1992.

11.  CONTINGENCIES

The Company is involved in various claims and legal actions arising in the normal course of business. The Company does not anticipate material losses as a result of these actions.

SALES ANALYSIS, QUARTERLY DATA
(dollars in thousands, except per share data)







PRODUCT LINE SALES (Unaudited)      1994            1993             1992
                               --------------  --------------  --------------
SURGICAL
Orthopaedic Implants,
  Endoscopic Systems,
  Powered Surgical Instruments
  and Other Operating Room
  Devices                      $544,049   80%  $447,042   80%   $394,111   83%

MEDICAL
Patient Care and Patient
  Handling Equipment and
  Physical Therapy Services     137,871   20    110,293   20      82,943   17
                               --------  ---   --------  ---    --------  ---
                               $681,920  100%  $557,335  100%   $477,054  100%
                               ========  ===   ========  ===    ========  ===


DOMESTIC/INTERNATIONAL SALES
  (Unaudited)                       1994           1993             1992
                               --------------  --------------  --------------
Domestic                       $405,549   59%  $378,255   68%   $330,782   69%
International                   276,371   41    179,080   32     146,272   31
                               --------  ---   --------  ---    --------  ---
                               $681,920  100%  $557,335  100%   $477,054  100%
                               ========  ===   ========  ===    ========  ===

SUMMARY OF QUARTERLY DATA (Unaudited)


                              1994 Quarter Ended                          1993 Quarter Ended
                     ---------------------------------------  -----------------------------------------
                     March 31   June 30   Sept. 30  Dec. 31   March 31  June 30   Sept. 30  Dec. 31
                                          (a)<F1>   (b)<F2>
                     --------   --------  --------  --------  --------  --------  --------  --------
Net Sales            $148,759   $154,226  $174,316  $204,619  $135,202  $140,012  $136,932  $145,189

Gross Profit           81,215     83,705    96,495   120,124    73,716    75,172    73,056    78,643
Earnings Before
  Income Taxes and
  Minority Interest    27,970     27,435    29,714    42,456    23,300    22,550    22,565    27,650

Net Earnings           17,340     17,010    16,730    21,320    14,450    14,000    13,990    17,765

Net Earnings Per
  Share of Common
  Stock                   .36        .35       .35       .44       .30       .29       .29       .37

Market Price of
  Common Stock:
    High               35-1/2     30-3/4    37-1/2    37-1/2    39-3/4    29-1/2    29-3/4    29-1/2
    Low                26         23-3/4    27-1/4    32-3/4    22-1/4    21        24-1/2    23-1/4



The price quotations reported above were supplied by the National Association of Securities Dealers.

<F1>(a) In the third quarter of 1994, the consolidation of Matsumoto Medical
    Instruments, Inc., which was consolidated beginning in August 1994 (see
    Note 4 to consolidated financial statements), resulted in incremental net sales of $25,000,000. The incremental impact on net earnings was not material.

<F2>(b) In the fourth quarter of 1994, the consolidation of Matsumoto resulted in incremental net sales of $40,200,000 and incremental net earnings of $1,900,000 ($.04 per share).

                      REPORT OF INDEPENDENT AUDITORS




Board of Directors
Stryker Corporation

We have audited the accompanying consolidated balance sheet of Stryker Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                                       ERNST & YOUNG LLP
                                                       Ernst & Young LLP

Kalamazoo, Michigan
January 31, 1995

                                                           EXHIBIT (21)

                           List of Subsidiaries


                                             State or Country of
Name of Subsidiary                              Incorporation
----------------------------------------------------------------
Dimso Iberica S.A.                                 France
Dimso SA                                           France
Osteonics Corp.                                    New Jersey
Physiotherapy Associates, Inc.                     Michigan
Stryker Australia Pty. Ltd.                        Australia
Stryker B.V.                                       The Netherlands
Stryker (Barbados) Foreign Sales Corporation       Barbados
Stryker Canada Inc.                                Canada
Stryker China Limited                              Hong Kong
Stryker Corporation (Malaysia) SDN BHD             Malaysia
Stryker Deutschland GmbH                           Germany
Stryker Far East, Inc.                             Delaware
Stryker Foreign Sales Corporation                  U.S. Virgin Islands
Stryker France SA                                  France
Stryker Italia SRL                                 Italy
Stryker Korea Ltd.                                 Korea
Stryker Mexico, S.A. de C.V.                       Mexico
Stryker Pacific Limited                            Hong Kong
Stryker Puerto Rico, Inc.                          Delaware
Stryker SA                                         Switzerland
Stryker Sales Corporation                          Michigan
Stryker Singapore Private Limited                  Singapore

Stryker Corporation is the immediate parent and owns 100% of the outstanding voting securities of each of the above-named subsidiaries.

Stryker is a 51% investor in:
     Matsumoto Medical Instruments, Inc.           Japan

Stryker effectively controls:
     Stryker India Medical Equipment
       Private Limited                             India

            EXHIBIT 23--CONSENT OF INDEPENDENT  AUDITORS



We consent to the incorporation by reference in this Annual Report (Form 10-K) of Stryker Corporation and subsidiaries of our report dated January 31, 1995, included in the 1994 Annual Report to Stockholders of Stryker Corporation and subsidiaries.

Our audits also included the financial statement schedule of Stryker Corporation and subsidiaries listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement Number 33-55662 on Form S-8 dated December 11, 1992, Registration Statement Number 2-96467 on Form S-8 dated April 4, 1985, and Registration Statement Number 33-32240 on Form S-8 dated November 20, 1989 and to the related prospectus for each of the registration statements, of our report dated January 31, 1995, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Stryker Corporation.



                                                          ERNST & YOUNG LLP



Kalamazoo, Michigan
March 17, 1995

[ARTICLE] 5

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-END]                               DEC-31-1994
[CASH]                                         116,781
[SECURITIES]                                    85,264
[RECEIVABLES]                                  154,590
[ALLOWANCES]                                     6,400
[INVENTORY]                                    115,757
[CURRENT-ASSETS]                               540,529
[PP&E]                                         271,268
[DEPRECIATION]                                  90,549
[TOTAL-ASSETS]                                 767,971
[CURRENT-LIABILITIES]                          179,211
[BONDS]                                              0
[COMMON]                                         4,837
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     353,429
[TOTAL-LIABILITY-AND-EQUITY]                   767,971
[SALES]                                        681,920
[TOTAL-REVENUES]                               681,920
[CGS]                                          300,381
[TOTAL-COSTS]                                  561,444
[OTHER-EXPENSES]                               (7,099)
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                127,575
[INCOME-TAX]                                    50,770
[INCOME-CONTINUING]                             72,400
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    72,400
[EPS-PRIMARY]                                     1.50
[EPS-DILUTED]                                     1.50