Form 10-K/A
period 1994-12-31
STRYKER CORP
filed 1995-05-05
CIK 310764

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

PAGE>                                                       Page 14

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

                                             DEAN H. BERGY              5/1/95
Howard E. Cox, Jr. - Director                Dean H. Bergy, Controller
                                              (Principal Accounting Officer)



Donald M. Engelman, Ph.D. - Director         Ronda E. Stryker - Director



Jerome H. Grossman, M.D. - Director          William U. Parfet - Director



John S. Lillard - Director

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