Form 10-Q
period 1995-03-31
STRYKER CORP
filed 1995-05-12
CIK 310764

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended MARCH 31, 1995

                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                         to


                          Commission file number 0-9165

                              STRYKER CORPORATION
              (Exact name of registrant as specified in its charter)

         MICHIGAN                                              38-1239739
- -------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

  P.O. BOX 4085, KALAMAZOO, MICHIGAN                           49003-4085
- ----------------------------------------                  ------------------
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

48,441,382 shares of Common Stock, $.10 par value, as of April 28, 1995.

                          PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       CONDENSED CONSOLIDATED BALANCE SHEET

                       STRYKER CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                                                        March 31   December 31
                                                          1995       1994
                                                        --------   -----------
ASSETS                                                      (in thousands)
CURRENT ASSETS
     Cash and cash equivalents                          $ 62,336    $116,781
     Marketable securities                               131,828      85,264
     Accounts receivable, less allowance of $6,800
       (1994 -- $6,400)                                  163,598     154,590
     Inventories                                         128,611     115,757
     Deferred income taxes                                54,618      54,333
     Other current assets                                 16,398      13,804
                                                        --------    --------
                                   TOTAL CURRENT ASSETS  557,389     540,529
PROPERTY, PLANT AND EQUIPMENT, less allowance for
     depreciation                                        193,937     180,719
OTHER ASSETS                                              50,928      46,723
                                                        --------    --------
                                                        $802,254    $767,971
                                                        ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                  $    208
     Accounts payable                                   $ 43,600      50,433
     Accrued compensation                                 22,579      28,834
     Income taxes                                         36,763      38,811
     Accrued expenses and other liabilities               54,769      55,556
     Current maturities of long-term debt                  4,227       5,369
                                                        --------    --------
                              TOTAL CURRENT LIABILITIES  161,938     179,211

LONG-TERM DEBT, excluding current maturities             119,060      95,276
OTHER LIABILITIES                                         27,477      35,245
MINORITY INTEREST                                        116,514      99,973
STOCKHOLDERS' EQUITY
     Common stock, $.10 par value:
       Authorized--150,000 shares
       Outstanding--48,418 shares (1994--48,369)           4,842       4,837
     Additional paid-in capital                           17,050      15,796
     Retained earnings                                   357,697     336,897
     Unrealized losses on securities                        (961)     (1,315)
     Foreign translation adjustments                      (1,363)      2,051
                                                        --------    --------
                             TOTAL STOCKHOLDERS' EQUITY  377,265     358,266
                                                        --------    --------
                                                        $802,254    $767,971
                                                        ========    ========
See accompanying notes to consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                       STRYKER CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                 March 31
                                                          ------------------
                                                             1995     1994
                                                          --------- --------
                                                         (in thousands, except
                                                           per share amounts)

Net Sales                                                 $214,013  $148,759

Costs and expenses:
     Cost of sales                                          87,584    67,544
     Research, development and engineering                  10,843     9,218
     Selling, general and administrative                    73,511    46,577
                                                           171,938   123,339
                                                          --------  --------
                                       OPERATING INCOME     42,075    25,420

Other income                                                   804     2,550
                                                          --------  --------
     EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST     42,879    27,970
Income taxes                                                18,010    10,630
                                                          --------  --------
                      EARNINGS BEFORE MINORITY INTEREST     24,869    17,340
Minority interest                                           (4,069)
                                                          --------  --------
                                           NET EARNINGS   $ 20,800  $ 17,340
                                                          ========  ========
Net earnings per share of common stock                        $.43      $.36

Average outstanding shares for the period                   48,390    48,413




See accompanying notes to consolidated financial statements.


In 1994 the Company declared a cash dividend of eight cents per share to shareholders of record on December 30, 1994, payable on January 31, 1995. No cash dividends have been declared during 1995.

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                       STRYKER CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31
                                                          ------------------
                                                            1995      1994
                                                          --------  --------
                                                            (in thousands)

OPERATING ACTIVITIES
     Net earnings                                          $20,800   $17,340
     Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
       Depreciation                                          5,828     3,925
       Amortization                                            728       402
       Minority interest                                     4,069
       Changes in operating assets and liabilities:
         Accounts receivable                                (1,462)  (16,150)
        Inventories                                         (6,540)   (4,398)
        Accounts payable                                    (7,876)  (10,592)
        Accrued expenses                                    (7,295)       47
        Income taxes                                        (1,347)    6,028
        Other                                               (2,142)   (2,085)
                                                           -------   -------
                           NET CASH PROVIDED BY (USED IN)
                                     OPERATING ACTIVITIES    4,763    (5,483)

INVESTING AND FINANCING ACTIVITIES
     Purchases of property, plant and equipment             (7,707)   (7,198)
     Sales and maturities (purchases) of marketable
       securities                                          (46,564)   13,213
     Business acquisitions                                 (11,350)   (4,262)
     Proceeds from borrowings                                7,982       149
     Proceeds from exercise of stock options                 1,259       871
     Dividends paid                                         (3,870)   (3,388)
     Other                                                     754      (197)
                                                           -------   -------
                          NET CASH USED IN INVESTING AND
                                    FINANCING ACTIVITIES   (59,496)     (812)

Effect of exchange rate changes on cash and cash
  equivalents                                                  288        99
                                                           -------   -------
                   DECREASE IN CASH AND CASH EQUIVALENTS  ($54,445)  ($6,196)
                                                           =======   =======


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


2.  INVENTORIES

Inventories are as follows (in thousands):
                                                      March 31   December 31
                                                        1995        1994
                                                      --------   -----------
                                                          (in thousands)
       Finished goods                                 $ 94,678    $ 86,719
       Work-in-process                                   8,686       7,552
       Raw material                                     32,545      28,784
                                                      --------    --------
        FIFO Cost                                      135,909     123,055
       Less LIFO reserve                                 7,298       7,298
                                                      --------    --------
                                                      $128,611    $115,757
                                                      ========    ========
FIFO cost approximates replacement cost.


3.  BUSINESS ACQUISITIONS

In August 1994, the Company purchased 31% of the outstanding common stock of Matsumoto Medical Instruments, Inc., Osaka, Japan, thereby increasing its direct ownership interest in Matsumoto to 51%. The acquisition was accounted for by the purchase method and the cost of the 31% investment, which was based on net book value, was approximately 6.0 billion Yen. Funding and payment of approximately 847 million Yen ($9.8 million) of the purchase price was deferred to March 31, 1995.

During the first quarter of 1995, the Company's subsidiary, Physiotherapy Associates, Inc., purchased several physical therapy clinic operations at an aggregate cost of $1.6 million. Intangible assets acquired, principally goodwill, are being amortized over periods ranging from one to fifteen years. Pro forma consolidated results including the purchased businesses would not differ significantly from reported results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the first quarter of 1995, net sales increased 44% compared to the same period in 1994. Increased sales in Japan, attributable to the consolidation with Matsumoto, resulted in a sales increase of 29%. Increased unit volume generated a 10% sales increase, other business acquisitions accounted for a 4% increase and a 2% increase arose from changes in foreign currency exchange rates. The Company also converted certain portions of the Osteonics domestic distribution network to direct sales, resulting in the repurchase of inventory from distributors, which reduced net sales by 1%.

Surgical product sales (principally orthopaedic products) increased 48%, led by increased Japanese sales from the consolidation of Matsumoto along with increased shipments of powered surgical instruments, orthopaedic implants and endoscopic equipment. Medical product sales (principally stretchers/beds and physical therapy services) increased 29%. The Medical sales gain resulted from higher physical therapy revenues and increased shipments of patient handling equipment.

The Company's domestic sales increased 19% in the first quarter of 1995 compared to 1994. The increase was led by powered surgical instruments, orthopaedic implants, endoscopic equipment and physical therapy services. International sales increased 88% in the first quarter of 1995 compared to the same period of 1994. The growth in international sales was led by increased Japanese sales from the consolidation of Matsumoto along with increased shipments of Surgical products by all international divisions. International sales represented 48% of total sales in the first quarter of 1995 compared to 36% in the same period of 1994.

Cost of sales in the first quarter of 1995 represented 40.9% of sales compared to 45.4% in the same period of 1994. The lower cost of sales percentage in 1995 resulted from additional margins on Stryker products sold by Matsumoto since its consolidation and the conversion of certain portions of Osteonics' domestic distribution network which resulted in increased direct sales to hospitals.

Research, development and engineering (R,D&E) expense increased 18% in the first quarter, and represented 5.1% of sales in 1995 compared to 6.2% in the same period last year. The decrease in R,D&E expense as a percentage of sales in 1995 is principally a result of consolidating Matsumoto which, as a distributor, incurs minimal research and development costs. The Company's commitment to product development resulted in several new products in 1995, including the Secur-Fit HA acetabular shell and hip stem and the StrykeFlow suction/irrigator for laparoscopic surgery.

Selling, general and administrative (S,G&A) expenses increased 58% in the first quarter of 1995 compared to the same period of 1994. The increase in S,G&A costs is principally a result of consolidating Matsumoto which, as a distributor, has a higher percentage of S,G&A expenses, along with increased sales expenses resulting from the changes in Osteonics' distribution network. These costs increased to 34.3% of sales in the first quarter of 1995 compared to 31.3% in the same period of 1994.

Other income declined $1.7 million in the first quarter of 1995 compared to the first quarter of 1994. Other income in the first quarter of 1994 included the equity in net earnings of Matsumoto related to the Company's initial 20% investment. In addition, interest expense, which is included in other income, increased in the first quarter of 1995 as a result of the increased debt used to finance the additional 31% investment in Matsumoto.

The effective tax rate increased to 42% in the first quarter of 1995 compared to 38% in the first quarter of 1994 as a result of the higher Japanese tax rate on the earnings of Matsumoto. In the first quarter of 1995, earnings before income taxes and minority interest increased 53%, net earnings increased 20% and net earnings per share increased 19% compared to the first quarter of 1994. As a result of the consolidation with Matsumoto, net earnings for the first quarter of 1995 increased by $1.9 million ($.04 per share) from the first quarter of 1994.


LIQUIDITY AND CAPITAL RESOURCES

Stryker's financial position at March 31, 1995 remained strong with cash and marketable securities of $194.2 million and working capital of $395.5 million. Accounts receivable at March 31, 1995 increased 6% from December 31, 1994 while days sales outstanding decreased slightly to 65 days from 67 days at December 31, 1994. The increase in accounts receivable is comparable to the 5% increase in sales in the first quarter of 1995 compared to the 4th quarter of 1994. Inventories at March 31, 1995 increased 11% from December 31, 1994 and days in inventory increased to 140 days from 131 days at December 31, 1994. These changes reflect the overall growth in the Company's business activity in the comparable periods.

In August 1994, the Company completed the purchase of 31% of the outstanding common stock of Matsumoto, thereby increasing its direct ownership interest in Matsumoto to 51%. The purchase price of approximately 6.0 billion Yen was based on net book value at December 31, 1993. Funding and payment of approximately 847 million Yen, or approximately $9.8 million, of the purchase price was deferred to March 31, 1995. The acquisition of the shares has been funded with an unsecured Yen denominated four year floating rate loan. The effective annual interest rate on the amounts funded in August 1994 and March 1995 have been fixed at 4.17% and 3.73%, respectively.

The Company generated $4.8 million of cash from operations in the first quarter of 1995 compared to $5.5 million of cash used in the same period of 1994. Cash and marketable securities of $194.2 million and anticipated future cash flows from operations are expected to be sufficient to fund future operating and capital requirements. Should additional funds be required, the Company has unsecured lines of credit with banks totaling $45.7 million, of which none was utilized at March 31, 1995.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (c) At the Annual Meeting of Stockholders held on April 25, 1995, the stockholders elected seven directors to serve until the next Annual Meeting of Stockholders. The voting results for each nominee are as follows:

                                                   Shares
                                            --------------------
                       Name                    For      Withheld
                 -------------------------  ----------  --------
                 John W. Brown              42,599,078   44,904
                 Howard E. Cox, Jr.         42,598,638   45,344
                 Donald M. Engelman, Ph.D.  42,598,208   45,774
                 Jerome H. Grossman, M.D.   42,598,918   45,064
                 John S. Lillard            42,598,661   45,321
                 William U. Parfet          42,588,921   55,061
                 Ronda E. Stryker           42,599,318   44,664


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



                                            STRYKER CORPORATION
                                            -------------------
                                               (Registrant)





May 10, 1995                                     JOHN W. BROWN
- ---------------------------            --------------------------------------
Date                                   John W. Brown, Chairman, President and
                                         Chief Executive Officer
                                            (Principal Executive Officer)




May 10, 1995                                     DAVID J. SIMPSON
- ---------------------------            --------------------------------------
Date                                   David J. Simpson, Vice President, Chief
                                         Financial Officer and Secretary
                                              (Principal Financial Officer)