Form 10-Q
period 1995-06-30
STRYKER CORP
filed 1995-08-10
CIK 310764

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
        For the quarterly period ended June 30, 1995
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
        For the transition period from _________________ to ________________

                   Commission file number 0-9165
                                          -------
                             STRYKER CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Michigan                                              38-1239739
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

P.O. Box 4085, Kalamazoo, Michigan                             49003-4085
----------------------------------------                   -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  616/385-2600
                                                     ------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No      .
                                                    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

48,496,625 shares of Common Stock, $.10 par value, as of July 31, 1995.

                  PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEET
               STRYKER CORPORATION AND SUBSIDIARIES
                            (UNAUDITED)
                                                       June 30    December 31
                                                        1995         1994
                                                      ---------   -----------
ASSETS                                                    (in thousands)
CURRENT ASSETS
  Cash and cash equivalents                            $ 65,986     $116,781
  Marketable securities                                 139,801       85,264
  Accounts receivable, less allowance of $7,500
    (1994 -- $6,400)                                    185,071      154,590
  Inventories                                           130,251      115,757
  Deferred income taxes                                  54,512       54,333
  Other current assets                                   13,298       13,804
                                                       --------     --------
                               TOTAL CURRENT ASSETS     588,919      540,529
PROPERTY, PLANT AND EQUIPMENT, less allowance for
  depreciation                                          201,795      180,719
OTHER ASSETS                                             51,508       46,723
                                                       --------     --------
                                                       $842,222     $767,971
                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                     $    208
  Accounts payable                                     $ 48,299       50,433
  Accrued compensation                                   25,865       28,834
  Income taxes                                           33,856       38,811
  Accrued expenses and other liabilities                 55,940       55,556
  Current maturities of long-term debt                    2,593        5,369
                                                       --------     --------
                          TOTAL CURRENT LIABILITIES     166,553      179,211
LONG-TERM DEBT, excluding current maturities            121,944       95,276
OTHER LIABILITIES                                        28,005       35,245
MINORITY INTEREST                                       126,142       99,973
STOCKHOLDERS' EQUITY
  Common stock, $.10 par value:
    Authorized--150,000 shares
    Outstanding--48,465 shares (1994--48,369)             4,847        4,837
  Additional paid-in capital                             17,493       15,796
  Retained earnings                                     378,107      336,897
  Unrealized losses on securities                        (1,292)      (1,315)
  Foreign translation adjustments                           423        2,051
                                                       --------     --------
                           TOTAL STOCKHOLDERS' EQUITY   399,578      358,266
                                                       --------     --------
                                                       $842,222     $767,971
                                                       ========     ========
See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

               STRYKER CORPORATION AND SUBSIDIARIES
                            (UNAUDITED)



                                    Three Months Ended     Six Months Ended
                                        June 30                  June 30
                                     1995      1994          1995      1994
                                   --------------------   -------------------
                                    (in thousands, except per share amounts)

Net Sales                           $228,509   $154,226   $442,522   $302,985

Costs and expenses:
  Cost of sales                       97,648     70,521    185,232    138,065
  Research, development and
    engineering                       11,695      9,812     22,538     19,030
  Selling, general and
    administrative                    80,523     48,645    154,034     95,222
                                    --------   --------   --------   --------
                                     189,866    128,978    361,804    252,317
                                    --------   --------   --------   --------
                 OPERATING INCOME     38,643     25,248     80,718     50,668

Other income                           1,573      2,187      2,377      4,737
                                    --------   --------   --------   --------
     EARNINGS BEFORE INCOME TAXES
            AND MINORITY INTEREST     40,216     27,435     83,095     55,405
Income taxes                          16,890     10,425     34,900     21,055
                                    --------   --------   --------   --------
EARNINGS BEFORE MINORITY INTEREST     23,326     17,010     48,195     34,350
Minority interest                     (2,916)               (6,985)
                                    --------   --------   --------   --------
                     NET EARNINGS   $ 20,410   $ 17,010   $ 41,210   $ 34,350
                                    ========   ========   ========   ========

Net earnings per share of common
  stock                                 $.42       $.35       $.85       $.71

Average outstanding shares for
  the period                          48,452     48,358     48,421     48,386

See accompanying notes to condensed consolidated financial statements.


In 1994 the Company declared a cash dividend of eight cents per share to shareholders of record on December 30, 1994, payable on January 31, 1995. No cash dividends have been declared during 1995.

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

               STRYKER CORPORATION AND SUBSIDIARIES
                            (UNAUDITED)

                                                        Six Months Ended
                                                             June 30
                                                         1995       1994
                                                     ---------------------
                                                         (in thousands)
OPERATING ACTIVITIES
  Net earnings                                         $41,210    $34,350
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                      11,383      7,514
      Amortization                                       1,466      1,049
      Minority interest                                  6,985
      Changes in operating assets and liabilities:
        Accounts receivable                            (19,268)    (9,594)
        Inventories                                     (5,676)    (2,283)
        Accounts payable                                (3,501)   (12,484)
        Accrued expenses                                (3,352)     9,874
        Income taxes                                    (3,785)    (4,582)
        Other                                              867     (5,880)
                                                       -------    -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES     26,329     17,964

INVESTING AND FINANCING ACTIVITIES
  Purchases of property, plant and equipment           (15,357)   (12,300)
  Sales and maturities (purchases) of marketable
    securities                                         (54,537)    18,686
  Business acquisitions                                (12,728)    (6,112)
  Proceeds from (payments on) borrowings                 6,121       (109)
  Dividends paid                                        (3,870)    (3,388)
  Proceeds from exercise of stock options                1,707      1,129
  Repurchases of common stock                                      (3,109)
  Other                                                    969     (1,942)
                                                       -------    -------
                     NET CASH USED IN INVESTING AND
                               FINANCING ACTIVITIES    (77,695)    (7,145)

Effect of exchange rate changes on cash and
  cash equivalents                                         571        411
                                                       -------    -------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   ($50,795)   $11,230
                                                      ========    =======



See accompanying notes to condensed consolidated financial statements.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               STRYKER CORPORATION AND SUBSIDIARIES
                            (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2.  INVENTORIES

Inventories are as follows (in thousands):
                                                    June 30    December 31
                                                      1995        1994
                                                    --------   -----------
                                                       (in thousands)
     Finished goods                                 $ 99,107    $ 86,719
     Work-in-process                                   9,333       7,552
     Raw material                                     29,109      28,784
                                                    --------    --------
        FIFO Cost                                    137,549     123,055
     Less LIFO reserve                                 7,298       7,298
                                                    --------    --------
                                                    $130,251    $115,757
                                                    ========    ========
FIFO cost approximates replacement cost.

3.  BUSINESS ACQUISITIONS

During the first six months of 1995, the Company's subsidiary, Physiotherapy Associates, Inc., purchased several physical therapy clinic operations at an aggregate cost of $3.1 million. Intangible assets acquired, principally goodwill, are being amortized over periods ranging from one to fifteen years. Pro forma consolidated results including the purchased businesses would not differ significantly from reported results.

4.   SUBSEQUENT EVENT

In July 1995, a decision was issued by the Federal District Court for the Eastern District of New York in a patent suit brought by the Company and its wholly owned subsidiary Osteonics Corp. against Intermedics Orthopedics, Inc., and its distributor Marli Medical Supply, Inc., for infringement of Stryker's U.S. patent on its Omniflex Hip System. The Court held that the Company's patent is valid and enforceable and that the Company is entitled to damages totaling $52.7 million and attorney fees. Intermedics has indicated that it will appeal the Court's decision and the patent is under re-examination by the U.S. Patent and Trademark Office as a result of a petition filed by Intermedics. Until these issues are resolved, management is unable to determine the financial impact of the Court's decision on the Company. Accordingly, the Company's financial statements do not give recognition to any gain which might ultimately be realized as a result of this decision.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the six months ended June 30, 1995, net sales increased 46% compared to the same period in 1994. Increased sales in Japan, attributable to the consolidation with Matsumoto, resulted in a sales increase of 31%. Increased unit volume generated a 9% sales increase, other business acquisitions accounted for a 5% increase and a 2% increase arose from changes in foreign currency exchange rates. The Company also converted certain portions of the Osteonics domestic distribution network to direct sales, resulting in the repurchase of inventory from distributors, which reduced net sales by 1%. Surgical product sales (principally orthopaedic products) increased 49%, led by increased Japanese sales from the consolidation of Matsumoto along with increased shipments of powered surgical instruments, orthopaedic implants and endoscopic equipment. Medical product sales (principally stretchers/beds and physical therapy services) increased 35%. The leading Medical sales gains resulted from higher physical therapy revenues and increased shipments of hospital beds and stretchers. For the second quarter, net sales increased 48% compared to the second quarter of 1994. This increase was attributable to the same factors which generated the sales increase for the first six months. Surgical product sales increased 50% and Medical product sales increased 41% during the second quarter.

The Company's domestic sales increased 19% for the first six months and 20% in the second quarter of 1995 compared to 1994. The increase was led by physical therapy services, powered surgical instruments, orthopaedic implants, endoscopic equipment and hospital beds and stretchers. International sales increased 93% for the first six months of 1995 and 98% in the second quarter. The growth in international sales was led by increased Japanese sales from the consolidation of Matsumoto along with increased shipments of Surgical and Medical products by all international divisions. International sales represented 48% of total sales in the first six months of 1995 compared to 36% in the same period of 1994.

Cost of sales for the first six months of 1995 represented 41.9% of sales compared to 45.6% in the same period of 1994. In the second quarter, the cost of sales percentage decreased to 42.7% from 45.7% in the second quarter of 1994. The lower cost of sales percentages in the 1995 periods are the result of additional margins on Stryker products sold by Matsumoto since its consolidation and the conversion of certain portions of Osteonics' domestic distribution network, which resulted in increased direct sales to hospitals.

Research, development and engineering (R,D&E) expense increased 18% for the first six months of 1995, and represented 5.1% of sales in 1995 compared to 6.3% in the same period last year. In the second quarter, these expenses increased 19% and were 5.1% of sales in 1995 compared to 6.4% in the second quarter of 1994. The decrease in R,D&E expense as a percentage of sales in 1995 is principally a result of consolidating Matsumoto which, as a distributor, incurs minimal research and development costs. The Company's commitment to product development has resulted in several new products in 1995, including the Secur-Fit(TM) HA acetabular shell and hip stem, the 810 3-Chip Camera System and the StrykeFlow suction/irrigator for laparoscopic surgery.

Selling, general and administrative (S,G&A) expenses increased 62% in the first six months and 66% in the second quarter of 1995 compared to the same periods of 1994. The increase in S,G&A costs is principally a result of consolidating Matsumoto which, as a distributor, has a higher percentage of S,G&A expenses. Other factors causing the increase were higher sales expenses resulting from the changes in Osteonics' distribution network and slightly larger sales forces throughout the Company. These costs increased to 34.8% of sales in the first six months of 1995 compared to 31.4% in the same period of 1994. In the second quarter these costs represented 35.2% of sales in 1995 compared to 31.5% in 1994.

Other income declined for the first six months and in the second quarter of 1995 compared to the same periods of 1994. Other income in 1994 included the equity in net earnings of Matsumoto related to the Company's initial 20% investment. In addition, interest expense, which is included in other income, increased in the first half of 1995 as a result of the increased debt used to finance the additional 31% investment in Matsumoto. However, the increase in interest expense was more than offset by an increase in interest income attributable to higher levels of invested cash.

The effective tax rate increased to 42% in the first six months of 1995 compared to 38% in the same period of 1994 as a result of the higher Japanese tax rate on the earnings of Matsumoto.

For the first six months of 1995, earnings before income taxes and minority interest increased 50% and net earnings and net earnings per share increased 20% compared to the first six months of 1994. Earnings before income taxes and minority interest increased 47% and net earnings and net earnings per share increased 20% in the second quarter compared to the second quarter of 1994. As a result of the consolidation with Matsumoto, net earnings for the first six months of 1995 increased by $2.8 million ($.06 per share) from the first six months of 1994 and net earnings for the second quarter of 1995 increased by $0.9 million ($.02 per share) from the second quarter of 1994.


LIQUIDITY AND CAPITAL RESOURCES

Stryker's financial position at June 30, 1995 remained strong with cash and marketable securities of $205.8 million and working capital of $422.4 million. Accounts receivable at June 30, 1995 increased 20% from December 31, 1994 while days sales outstanding increased slightly to 71 days from 67 days at December 31, 1994. These increases reflect the increase in sales in the second quarter of 1995 compared to the fourth quarter of 1994 and the increased level of international sales, which generally have longer collection terms. Inventories at June 30, 1995 increased 13% from December 31, 1994 and days in inventory decreased to 127 days from 131 days at December 31, 1994.

The Company generated $26.3 million of cash from operations in the first half of 1995 compared to $18.0 million of cash in the same period of 1994. Cash and marketable securities of $205.8 million and anticipated future cash flows from operations are expected to be sufficient to fund future operating and capital requirements. Should additional funds be required, the Company has unsecured lines of credit with banks totaling $45.7 million, of which none was utilized at June 30, 1995.

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



                                            STRYKER CORPORATION
                                     ----------------------------------
                                                (Registrant)



AUGUST 2, 1995                        /s/ JOHN W. BROWN
--------------------------------     ----------------------------------
Date                                  John W. Brown, Chairman,
                                        President and Chief Executive
                                         Officer
                                       (Principal Executive Officer)


AUGUST 2, 1995                        /s/ DAVID J. SIMPSON
--------------------------------     ----------------------------------
Date                                  David J. Simpson, Vice
                                        President, Chief Financial
                                         Officer and Secretary
                                       (Principal Financial Officer)

EXHIBIT (11)--STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK


                            Three Months Ended           Six Months Ended
                                  June 30                     June 30
                            1995          1994          1995          1994
                         -----------   -----------   -----------   -----------
Average number of
  shares outstanding      48,452,000    48,358,000    48,421,000    48,386,000
                         -----------   -----------   -----------   -----------

Net earnings             $20,410,000   $17,010,000   $41,210,000   $34,350,000
                         ===========   ===========   ===========   ===========

Net earnings per share
  of common stock               $.42          $.35          $.85          $.71
                                ====          ====          ====          ====

Primary:
  Average shares
    outstanding           48,452,000    48,358,000    48,421,000    48,386,000

  Net effect of dilutive
    stock options, based
    on the treasury stock
    method using average
    market price             798,000       502,000       817,000       597,000
                         -----------   -----------   -----------   -----------

   Total Primary Shares   49,250,000    48,860,000    49,238,000    48,983,000
                         ===========   ===========   ===========   ===========

Fully Diluted:
  Average shares
    outstanding           48,452,000    48,358,000    48,421,000    48,386,000

  Net effect of dilutive
    stock options, using
    the period-end market
    price, if higher than
    average market price     798,000       502,000       846,000       597,000
                         -----------   -----------   -----------   -----------

   Total Fully Diluted
     Shares               49,250,000    48,860,000    49,267,000    48,983,000
                         ===========   ===========   ===========   ===========

Note: Shares subject to stock options are not included in the earnings per share computation because the present effect thereof is not materially dilutive.