Form 10-Q
period 1995-09-30
STRYKER CORP
filed 1995-11-07
CIK 310764

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

       For the quarterly period ended SEPTEMBER 30, 1995
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________  to _________

                 Commission file number 0-9165


                       STRYKER CORPORATION
      ______________________________________________________
      (Exact name of registrant as specified in its charter)

         Michigan                                 38-1239739
___________________________                  ___________________
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

P.O. Box 4085, Kalamazoo, Michigan                49003-4085
________________________________________     ___________________
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  616/385-2600
                                                     ____________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X       No    .
                                                              ___         ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

48,519,452 shares of Common Stock, $.10 par value, as of October 31, 1995.

                  PART I - FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
               CONDENSED CONSOLIDATED BALANCE SHEET
               STRYKER CORPORATION AND SUBSIDIARIES
                            (UNAUDITED)
                                                  September 30   December 31
                                                     1995           1994
                                                  ____________   ___________
ASSETS                                                  (in thousands)
CURRENT ASSETS
  Cash and cash equivalents                         $ 74,315      $116,781
  Marketable securities                              161,715        85,264
  Accounts receivable, less allowance of $7,400
    (1994 -- $6,400)                                 158,070       154,590
  Inventories                                        128,706       115,757
  Deferred income taxes                               54,651        54,333
  Prepaid expenses and other current assets           12,707        13,804
                                                    ________      ________
                             TOTAL CURRENT ASSETS    590,164       540,529
PROPERTY, PLANT AND EQUIPMENT, less allowance
  for depreciation                                   187,839       180,719
OTHER ASSETS                                          47,029        46,723
                                                    ________      ________
                                                    $825,032      $767,971
                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                   $    208
  Accounts payable                                  $ 45,976        50,433
  Accrued compensation                                31,121        28,834
  Income taxes                                        25,678        38,811
  Accrued expenses and other liabilities              56,432        55,556
  Current maturities of long-term debt                   424         5,369
                                                    ________      ________
                        TOTAL CURRENT LIABILITIES    159,631       179,211
LONG-TERM DEBT, excluding current maturities         103,693        95,276
OTHER LIABILITIES                                     24,462        35,245
MINORITY INTEREST                                    108,449        99,973
STOCKHOLDERS' EQUITY
  Common stock, $.10 par value:
    Authorized--150,000 shares
    Outstanding--48,511 shares (1994--48,369)          4,851         4,837
  Additional paid-in capital                          18,519        15,796
  Retained earnings                                  398,237       336,897
  Unrealized gains (losses) on securities                530        (1,315)
  Foreign translation adjustments                      6,660         2,051
                                                    ________      ________
                       TOTAL STOCKHOLDERS' EQUITY    428,797       358,266
                                                    ________      ________
                                                    $825,032      $767,971
                                                    ========      ========
See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

               STRYKER CORPORATION AND SUBSIDIARIES
                            (UNAUDITED)


                                   Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                    1995       1994       1995       1994
                                  ________   ________   ________   ________
                                  (in thousands, except per share amounts)
Net Sales                         $205,363   $174,316   $647,885   $477,301

Costs and expenses:
 Cost of sales                      88,753     77,821    273,985    215,886
 Research, development
   and engineering                   9,718     10,156     32,256     29,186
 Selling, general and
   administrative                   72,308     57,093    226,342    152,315
                                  ________   ________   ________   ________
                                   170,779    145,070    532,583    397,387
                                  ________   ________   ________   ________
               OPERATING INCOME     34,584     29,246    115,302     79,914

Other income - net                   1,365        468      3,742      5,205
                                  ________   ________   ________   ________
   EARNINGS BEFORE INCOME TAXES
          AND MINORITY INTEREST     35,949     29,714    119,044     85,119

Income taxes                        14,380     11,885     49,280     32,940
                                  ________   ________   ________   ________
       EARNINGS BEFORE MINORITY
                       INTEREST     21,569     17,829     69,764     52,179

Minority interest                   (1,439)    (1,099)    (8,424)    (1,099)
                                  ________   ________   ________   ________

                   NET EARNINGS   $ 20,130   $ 16,730   $ 61,340   $ 51,080
                                  ========   ========   ========   ========

Net earnings per share of
  common stock                        $.42       $.35      $1.27      $1.06

Average outstanding shares
  for the period                    48,499     48,343     48,447     48,371

See accompanying notes to condensed consolidated financial statements.


In 1994 the Company declared a cash dividend of eight cents per share to shareholders of record on December 30, 1994, payable on January 31, 1995. No cash dividends have been declared during 1995.

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

               STRYKER CORPORATION AND SUBSIDIARIES
                            (UNAUDITED)


                                                      Nine Months Ended
                                                         September 30
                                                       1995       1994
                                                     ___________________
                                                        (in thousands)
OPERATING ACTIVITIES
 Net earnings                                        $ 61,340   $ 51,080
 Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation                                       17,018     12,431
    Amortization                                        2,285      1,677
    Minority interest                                   8,424      1,099
    Changes in operating assets and liabilities:
      Accounts receivable                              (4,860)    20,670
      Inventories                                      (8,193)       880
      Accounts payable                                 (4,250)   (23,083)
      Accrued expenses                                  3,503     12,954
      Income taxes                                     (9,963)   (18,578)
      Other                                              (838)     3,243
                                                     ________   ________
         NET CASH PROVIDED BY OPERATING ACTIVITIES     64,466     62,373

INVESTING AND FINANCING ACTIVITIES
 Purchases of property, plant and equipment           (21,192)   (19,931)
 Sales (purchases) of marketable securities           (76,451)    24,095
 Business acquisitions                                (12,815)   (40,645)
 Proceeds from borrowings                               4,257     34,478
 Dividends paid                                        (3,870)    (3,388)
 Proceeds from exercise of stock options                2,737      1,466
 Repurchases of common stock                                      (3,109)
 Other                                                    235       (702)
                                                    _________   ________
                    NET CASH USED IN INVESTING AND
                              FINANCING ACTIVITIES   (107,099)    (7,736)

Effect of exchange rate changes on cash and
 cash equivalents                                         167        899
                                                    _________   ________

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  $ (42,466)  $ 55,536
                                                    =========   ========


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

2.  INVENTORIES

Inventories are as follows (in thousands):
                                          September 30   December 31
                                              1995          1994
                                          ____________   ___________
                                                 (in thousands)

       Finished goods                       $ 94,927       $ 86,719
       Work-in-process                         8,824          7,552
       Raw material                           32,253         28,784
                                            ________       ________
         FIFO Cost                           136,004        123,055
       Less LIFO reserve                       7,298          7,298
                                            ________       ________

                                            $128,706       $115,757
                                            ========       ========
FIFO cost approximates replacement cost.

3.  BUSINESS ACQUISITIONS

During the first nine months of 1995, the Company's subsidiary, Physiotherapy Associates, Inc., purchased several physical therapy clinic operations at an aggregate cost of $3.1 million. Intangible assets acquired, principally goodwill, are being amortized over periods ranging from one to fifteen years. Pro forma consolidated results including the purchased businesses would not differ significantly from reported results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the nine months ended September 30, 1995, net sales increased 36% compared to the same period in 1994. All nine months of 1995 and the last two months of the third quarter of 1994 include the operations of Matsumoto Medical Instruments, Inc., which became a 51% owned subsidiary in August 1994. Increased sales in Japan arising from the consolidation of Matsumoto, which are attributable to incremental sales of distributed products and incremental margins and increased unit volume of Stryker products, resulted in a sales increase of 22%. Increased unit volume generated an 8% sales increase, other business acquisitions accounted for a 4% increase and a 1% increase arose from changes in foreign currency exchange rates. The Company also converted certain portions of the Osteonics domestic distribution network to direct sales, resulting in higher selling prices offset by the repurchase of inventory from distributors, which increased net sales by 1%. Surgical product sales (principally orthopaedic products) increased 38%, led by increased Japanese sales from the consolidation of Matsumoto along with increased shipments of orthopaedic implants, powered surgical instruments and endoscopic equipment. Medical product sales (principally stretchers/beds and physical therapy services) increased 26%. The leading Medical sales gains resulted from higher physical therapy revenues. For the third quarter, net sales increased 18% compared to the third quarter of 1994. Surgical product sales increased 20% and Medical product sales increased 11% during the third quarter.

The Company's domestic sales increased 18% for the first nine months and 15% in the third quarter of 1995 compared to 1994. The increase was led by orthopaedic implants, physical therapy services, powered surgical instruments and endoscopic equipment. International sales increased 65% for the first nine months of 1995 and 22% in the third quarter. The growth in international sales was led by increased Japanese sales from the consolidation of Matsumoto along with increased shipments of Surgical and Medical products by substantially all international divisions. International sales represented 46% of total sales in the first nine months of 1995 compared to 38% in the same period of 1994.

Cost of sales for the first nine months of 1995 represented 42.3% of sales compared to 45.2% in the same period of 1994. In the third quarter, the cost of sales percentage decreased to 43.2% from 44.6% in the third quarter of 1994. The lower cost of sales percentages in the 1995 periods are the result of additional margins on Stryker products sold by Matsumoto since its consolidation and the conversion of certain portions of Osteonics' domestic distribution network, which resulted in increased direct sales to hospitals.

Research, development and engineering (R,D&E) expense increased 11% for the first nine months of 1995 and represented 5.0% of sales in 1995 compared to 6.1% in the same period last year. In the third quarter, these expenses decreased 4.3% and were 4.7% of sales in 1995 compared to 5.8% in the third quarter of 1994. The decrease in R,D&E expense as a percentage of sales in 1995 is principally a result of consolidating Matsumoto which, as a distributor, incurs minimal research and development costs. The Company's commitment to product development has resulted in several new products in 1995, including the Secur-Fit HA total hip implant system, the Restoration HA Hip System for revision surgery, the Insight Positioning and Alignment System for knee replacement surgery, the 810 3-Chip Camera System, the StrykeFlow suction/irrigator for laparoscopic surgery, the battery powered Trauma Driver addition to our Heavy Duty surgical instrument line and the Stryker Stretcher Chair.

Selling, general and administrative (S,G&A) expenses increased 49% in the first nine months and 27% in the third quarter of 1995 compared to the same periods of 1994. The increase in S,G&A costs is principally a result of consolidating Matsumoto, which, as a distributor, has a higher percentage of S,G&A expenses. In addition, higher sales expenses resulted from the changes in Osteonics' distribution network. These costs increased to 34.9% of sales in the first nine months of 1995 compared to 31.9% in the same period of 1994. In the third quarter these costs represented 35.2% of sales in 1995 compared to 32.8% in 1994.

Other income declined for the first nine months of 1995 compared to the same period of 1994. However, in the third quarter of 1995 other income increased compared to 1994 principally as a result of increased interest income. Other income for the first seven months of 1994 included the equity in net earnings of Matsumoto related to the Company's initial 20% investment. In addition, interest expense, which is included in other income, increased in the first nine months of 1995 as a result of the increased debt used to finance the additional 31% investment in Matsumoto. However, the increase in interest expense was more than offset by an increase in interest income attributable to higher levels of invested cash.

The effective tax rate increased to 41.4% in the first nine months of 1995 compared to 38.7% in the same period of 1994 as a result of the higher Japanese tax rate on the earnings of Matsumoto. The effective tax rate of 40.0% for the third quarter is comparable to the prior year rate.

For the first nine months of 1995, earnings before income taxes and minority interest increased 40% and net earnings and net earnings per share increased 20% compared to the first nine months of 1994. Earnings before income taxes and minority interest increased 21% and net earnings and net earnings per share increased 20% in the third quarter compared to the third quarter of 1994. As a result of the consolidation with Matsumoto, net earnings for the first nine months of 1995 increased by $3.0 million ($.06 per share) from the first nine months of 1994. Net earnings for the third quarter were not materially impacted by the consolidation.

LIQUIDITY AND CAPITAL RESOURCES

Stryker's financial position at September 30, 1995 remained strong with cash and marketable securities of $236.0 million and working capital of $430.5 million. Accounts receivable at September 30, 1995 increased 2% from December 31, 1994 while days sales outstanding increased slightly to 69 days from 67 days at December 31, 1994. Inventories at September 30, 1995 increased 11% from December 31, 1994 and days in inventory increased to 138 days from 131 days at December 31, 1994.

The Company generated $64.5 million of cash from operations in the first nine months of 1995 compared to $62.4 million of cash in the same period of 1994. Cash and marketable securities of $236.0 million and anticipated future cash flows from operations are expected to be sufficient to fund future operating and capital requirements. Should additional funds be required, the Company has unsecured lines of credit with banks totaling $45.7 million, of which none was utilized at September 30, 1995.

                    PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits -- The exhibits listed below are submitted as a separate section of this report following the signature page:

            Exhibit (11) Statement Re: Computation of Earnings per Share of Common Stock

            Exhibit (27) Financial Data Schedule (included in EDGAR filing only)

       (b) Reports on Form 8-K -- On July 13, 1995 a Form 8-K was filed relating to a press release issued by the Company reporting a decision in a patent suit brought by Stryker Corporation against Intermedics Orthopedics, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 STRYKER CORPORATION

                                        -------------------------------------
                                                     (Registrant)



October 31, 1995                        /S/JOHN W. BROWN
---------------------------------       -------------------------------------
Date                                    John W. Brown, Chairman, President
                                          and Chief Executive Officer
                                            (Principal Executive Officer)


October 31, 1995                        /S/DAVID J. SIMPSON
---------------------------------       -------------------------------------
Date                                    David J. Simpson, Vice President,
                                          Chief Financial Officer and
                                          Secretary
                                           (Principal Financial Officer)

EXHIBIT (11)--STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK

                              Three Months Ended          Nine Months Ended
                                 September 30                September 30
                               1995         1994         1995         1994
                           ___________  ___________  ___________  ___________
Average number of shares
  outstanding               48,499,000   48,343,000   48,447,000   48,371,000
                           ___________  ___________  ___________  ___________

Net earnings               $20,130,000  $16,730,000  $61,340,000  $51,080,000
                           ===========  ===========  ===========  ===========
Net earnings per share
  of common stock                 $.42         $.35        $1.27        $1.06
                                  ====         ====        =====        =====
Primary:
  Average shares
    outstanding             48,499,000   48,343,000   48,447,000   48,371,000

 Net effect of dilutive
   stock options, based
   on the treasury stock
   method using average
   market price                765,000      692,000      800,000      692,000
                           ___________  ___________  ___________  ___________

 Total Primary Shares       49,264,000   49,035,000   49,247,000   49,063,000
                           ===========  ===========  ===========  ===========
Fully Diluted:
 Average shares
    outstanding             48,499,000   48,343,000   48,447,000   48,371,000

 Net effect of dilutive
   stock options, using
   the period-end market
   price, if higher than
   average market price        809,000      735,000      834,000      735,000
                           ___________  ___________  ___________  ___________
      Total Fully
        Diluted Shares      49,308,000   49,078,000   49,281,000   49,106,000
                           ===========  ===========  ===========  ===========






Note: Shares subject to stock options are not included in the earnings per share computation because the present effect thereof is not materially dilutive.