Form 10-K
period 1995-12-31
STRYKER CORP
filed 1996-03-28
CIK 310764

Washington, D.C. 20549
                             FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended  December 31, 1995
                                            -----------------
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from          to

                   Commission file number 0-9165
                                          ------

                               STRYKER CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Michigan                                               38-1239739
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

  P.O. Box 4085, Kalamazoo, Michigan                            49003-4085
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  616/385-2600
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK $.10 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X         No       .
                                                    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price of February 29, 1996 the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,818,000,000.

The number of shares outstanding of the registrant's common stock, $.10 par value, was 48,575,841 at February 29, 1996.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual stockholders report for the year ended December 31, 1995 are incorporated by reference into Parts II and IV.

Portions of the proxy statement filed with the Securities and Exchange Commission relating to the 1996 Annual Meeting of Stockholders (the "1996 proxy statement") are incorporated by reference into Part III.

PART I

ITEM I.  BUSINESS

GENERAL
Stryker Corporation and its subsidiaries (the "Company" or "Stryker") develop, manufacture and market specialty surgical and medical products, including orthopaedic implants, powered surgical instruments, endoscopic systems and patient care and handling equipment for the global market and provide physical therapy services in the United States. Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a leading orthopaedic surgeon and the inventor of several orthopaedic products.

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

The Company's subsidiary, Physiotherapy Associates, Inc., has also purchased a number of physical therapy clinic operations during each of the last five years.

PRODUCT SALES
The principal classes of products listed below accounted for the following amounts ($000's) and percentages of net sales during each of the three years ended December 31:
                                 1995              1994             1993
                            ______________   ______________   ______________
                               $       %         $      %        $       %
                            ________  ____   ________  ____   ________  ____
Stryker Surgical Products   $608,646   70%   $502,961   74%   $447,042   80%
Stryker Medical Products     158,516   18     135,520   20     110,293   20
Matsumoto Distributed
  Products                   104,790   12      43,439    6          --   --
                            ________  ____   ________  ____   ________  ____
                            $871,952  100%   $681,920  100%   $557,335  100%
                            ========  ====   ========  ====   ========  ====

Approximately two-thirds of the Company's sales in 1995 and 1993 and approximately 60% of the Company's sales in 1994 consisted of products with short lives and service revenues, such as implants (while implants have a long useful life to the patient, they have a one-time use to the hospital), physical therapy revenues, disposables, expendable tools and parts and service and repair charges. The balance of sales in each of the years were of products that could be considered capital equipment, having useful lives in excess of one year.

The Company's backlog of firm orders is not considered material to an understanding of its business.

STRYKER SURGICAL PRODUCTS
Stryker Surgical products are designed and manufactured by Osteonics, Allendale, New Jersey; Dimso, Bordeaux, France; Stryker Instruments, Kalamazoo, Michigan; and Stryker Endoscopy, Santa Clara, California. The principal specialty served by Stryker Surgical products is orthopaedics. Orthopaedic reconstructive products, such as hip, knee and spinal implants, heavy-duty powered instruments, pulsating irrigation systems, cement injection systems, medical video cameras and arthroscopes are manufactured and marketed for use by the orthopaedic surgeon.

Osteonics designs and manufactures innovative total and partial hip and knee replacements for sale around the world. These artificial implants are made of cobalt chrome or titanium alloys and are implanted in patients whose natural joints have been damaged by arthritis, osteoporosis, other diseases or injury. In late 1990, Osteonics became the first company to receive clearance from the U.S. Food & Drug Administration (FDA) to commercially release for sale in the U.S. a hip implant with HA surface treatment. HA is a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to human bone. Osteonics' clinical experience with HA-coated hip stems now extends over eight years and their clinical performance continues to equal or exceed that of any comparable stem reported in the scientific literature.

Dimso designs and manufactures spinal implant systems for use by spinal surgeons in the treatment of degenerative spinal diseases and deformities and to stabilize the spine in trauma cases. During 1995, Osteonics began to market a version of the Dimso spinal implant system in the United States following the receipt of U.S. FDA acceptance for limited surgical indications.

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

In conjunction with joint replacement surgery, the Company's High Vacuum Cement Injection System is used to mix and inject cement under high vacuum for cemented implant applications. SurgiLav Plus(R), the Company's disposable, self-contained pulsed lavage system, is used to cleanse the surgical site during joint replacement surgery.

The Company's endoscopic systems include medical video cameras, light sources, arthroscopes, laparoscopes, powered instruments and manual instruments. These systems are used in less-invasive surgery, such as arthroscopy and cholecystectomy (gall bladder removal), in which the surgeon operates on a patient through a series of small punctures rather than through an open incision as required by conventional surgery.

Small, light, "micro" powered tools produced by Stryker Instruments and Stryker Endoscopy are used in such specialties as maxillofacial surgery, functional endoscopic sinus surgery, otology, neurosurgery, spinal surgery, podiatry and plastic surgery. In addition, the oral surgeon is served by the Company's line of powered oral surgery instruments.

The Company also produces a number of other operating room or surgery related products. The Company's CBC-ConstavacTM system is a post-operative wound drainage and blood reinfusion device that enables joint replacement patients to receive their own blood rather than donor blood. The Steri-Shield(R) Personal Protection System product line purchased in 1994 is an enclosed hood and toga that helps protect operating room personnel against contamination from blood and airborne particles.

STRYKER MEDICAL PRODUCTS
Stryker Medical products consist of specialty hospital beds and stretchers and general patient room beds manufactured by the Company's Medical Division in Kalamazoo, Michigan and Clackamas, Oregon and rehabilitation services provided through Physiotherapy Associates, Inc. The Medical Division designs and manufactures innovative specialty stretchers/beds for many departments within the hospital, including emergency, recovery, intensive care, surgery and maternity. These products service the particular treatment needs of each department by providing multiple or custom combinations of hydraulic jacks, removable top sections, built-in weighing systems, on-board x-ray equipment, patient-warming systems and a vast number of additional standard or optional features. In 1993, the Medical Division introduced its first general patient room bed, the MPS(TM) Acute Care Bed, which offers many innovative safety features including a stable twin pedestal design and Center of Gravity Bed Exit Alarm System. In 1994, the Medical Division introduced its Rugged(TM) Ambulance Cot which is purchased by ambulance services and used for patient transport. Medical Division products are generally assembled on a design-to-order basis.

Stryker Medical product sales also include revenue of the Company's Physiotherapy Associates, Inc. subsidiary. This organization operates outpatient rehabilitation centers, which offer physical, occupational and speech therapy to patients who have suffered orthopaedic or neurological injuries. It focuses, in particular, on expediting injured workers' return to work. Physiotherapy Associates, Inc. is headquartered in Memphis, Tennessee and operates 158 outpatient physical therapy centers in 19 states.

MATSUMOTO DISTRIBUTED PRODUCTS
Matsumoto Distributed Products represent products sourced by Matsumoto Medical Instruments, Inc., the Company's 51% owned subsidiary, from other companies for sale in Japan. These products are sold for use in the areas of orthopaedics, ophthalmology, general surgery and emergency care.

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

Total expenditures for product research, development and engineering were $43,771,000 in 1995; $39,630,000 in 1994; and $36,199,000 in 1993. Research,
development and engineering expenses increased in 1995 and 1994 due principally to the development of new implant designs (the Omnifit Plus forged cobalt chrome hip stem was developed in 1994 and the Secur-Fit(TM) HA total hip implant system and Restoration(TM) HA Hip System for revision surgery were developed in 1995), further enhancements to instrumentation related to knee replacement procedures, including development of the Insight Positioning and Alignment System in 1995, the development of advanced powered instruments and video technology (a new line of powered micro instruments for oral/maxillofacial procedures, the Sapphire View(TM) arthroscope system and a low cost high resolution 1-chip camera, all introduced in 1994 and the 4100 Cordless Driver, the first battery-powered wire driver, the next generation 810 3-Chip(R) Camera System and the StrykeFlow suction/irrigator for laparoscopic surgery, all introduced in 1995), the development of new specialized operating room equipment (the second generation ConstaVac(TM) CBCII Blood Conservation System introduced in 1994), the development of new patient handling equipment (the Rugged(TM) Ambulance Cot introduced in 1994 and the Stryker Stretcher Chair introduced in 1995) and ongoing clinical trials of the Company's OP-1 bone growth device.

In 1991 the Company received FDA approval to begin human clinical trials of its OP-1 bone growth device which was developed by Creative BioMolecules, Inc. (Creative), a biopharmaceutical company, as part of a long-term research program funded by Stryker since 1985. This device is composed of a recombinant human osteogenic protein (OP-1) and a bioresorbable carrier. This osteogenic protein is naturally present in the human body and directs a cascade of cellular events that result in bone growth. In preclinical studies, OP-1 has induced the formation of new bone when implanted into bone defect sites. The ongoing human clinical studies, which began in 1992, will compare the efficacy of the OP-1 bone growth device to autografts in the repair of non-union fractures in the tibia. In late 1995, the FDA allowed the Company to enlarge the scope of these trials for expanded indications of non-union fractures in all long bones.

Stryker owns the patents on osteogenic protein technology and has the exclusive right under those patents to develop, market and sell OP-1 for treatment, repair or replacement of bone and joint tissue. Creative has exclusive license to the technology under the patents for use in other applications. Others, including Genetics Institute, Inc., are also attempting to develop osteogenic proteins for the treatment, repair or replacement of bone and joint tissue. These other companies have filed and obtained patents in the U.S. and elsewhere claiming such proteins and methods of making and using them and may in the future file and obtain other such patents. The Company can provide no assurance that it will not need a license under one or more of those patents to market or sell OP-1 for treatment, repair or replacement of bone and joint tissue or whether such licenses will be available.

MARKETING
Most of the Company's products are marketed in the United States directly to more than 5,000 hospitals, and to doctors and other health care facilities, by the Company's sales force consisting of approximately 340 salespersons. Stryker maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served. Certain products, primarily orthopaedic implants, are sold to hospitals in the United States through both direct sales forces and independent dealer organizations.

Approximately 30% of the Company's domestic revenues in 1995 were accounted for by sales to hospital cooperative buying groups and other large national accounts and 1% by sales to the Veterans Administration and other hospitals operated by the Federal government.

International sales accounted for 45% of total revenues in 1995. Stryker products are sold in over 100 foreign countries primarily through more than 400 local dealers whose efforts are coordinated by approximately 580 sales and marketing personnel who are local nationals. Certain limited markets are served through direct sales efforts. Stryker distributes its products through sales subsidiaries and branches with offices located in The Netherlands, Belgium, Finland, France, Germany, Italy, Spain, Switzerland, the United Kingdom, Australia, Hong Kong, Japan, Canada and Mexico. Stryker exports products to dealers and to customers in Latin America, the Middle East, Singapore, Korea, India, Taiwan, Malaysia, the CIS (former Soviet Union) and China. Additional information regarding the Company's foreign and domestic operations and export sales appearing in "Note 9--Geographic Data" on page 34 of the 1995 Annual Report is incorporated herein by reference.

The Company's business is generally not seasonal in nature; however, the number of orthopaedic surgeries is lower during the summer months.

COMPETITION
The Company is one of the six leading competitors in the U.S. market for orthopaedic reconstructive products, the others being Zimmer, USA Inc. (a subsidiary of Bristol-Myers, Squibb, Inc.), DePuy (a subsidiary of Boehringer Mannheim Corporation, a German company), Howmedica, Inc. (a subsidiary of Pfizer, Inc.), Biomet and J&J Professional, Inc. (a subsidiary of Johnson & Johnson). While competition abroad varies from area to area, the Company believes it is also a leading factor in the international markets, with these same companies being its principal competitors.

In the international market for spinal implants, the Company is one of the four market leaders through its Dimso S.A. subsidiary, with the principal competitors being Sofamor Danek Group, Inc., AcroMed Corporation and the Synthes companies. The Company entered the U.S. market for spinal implants during 1995 and faces competition from these same companies.

In the powered surgical instruments market, Stryker is one of the three market leaders, with the principal domestic competitors being Zimmer and Midas-Rex, Inc.. These same companies are competitors in the international markets along with Aesculap-Werke AG, a large European manufacturer,

In the arthroscopy market, the Company considers itself to be one of the three market leaders, with the principal competitors being Smith & Nephew Endoscopy (a division of Smith & Nephew PLC) and Linvatec, Inc. (a subsidiary of Bristol-Myers, Squibb, Inc.). In the laparoscopic imaging products market, the Company considers itself to be one of the four market leaders, with the principal competitors being Karl Storz GmbH & Co. (a German company), Circon Corporation and Olympus Optical Co. Ltd. (a Japanese company).

The Company's primary competitor in the hospital bed market is Hill-Rom (a division of Hillenbrand Industries) and in the specialty stretcher market the primary competitors are Ferno-Washington, Hausted, Inc., Hill-Rom and Midmark Corporation.

In the outpatient physical therapy market, the Company's primary competitors are physician owned/independent practices and hospital-based services. There are also several other national rehabilitation companies, such as HealthSouth Corporation and NovaCare, Inc.

In the area of research and development of the Company's OP-1 bone growth device with Creative Biomolecules, Inc., the Company believes that several companies are engaged in the research and development of morphogenic proteins for the repair of hard and soft tissues. Genetics Institute, Inc., a company in which American Home Products Corporation holds a majority interest, has also begun human clinical trials of a recombinant bone morphogenetic protein for repair of orthopaedic and other skeletal defects. A number of other companies currently provide various other therapies, including allografts, bone fillers and electrical stimulation devices, for the treatment, repair or replacement of bone and joint tissue. The Company's OP-1 bone growth device would ultimately compete with these products and traditional therapies such as autografts.

The principal factors which the Company believes differentiate its products in these highly competitive markets and enable it to compete effectively are innovative products, reliability, service and reputation. The Company is not able to predict the effect that continuing efforts to reduce health care expenses generally and hospital costs in particular will have on the future sales of its products or its competitive position. (See "Regulation and Product Quality.") The Company believes that its competitive position in the future will depend to a large degree upon the new products and improvements in existing products it is able to develop. While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or attribute of a product represents a unique design or process. Patent or trademark protection of such products restricts competitors from duplicating these unique product designs and features. Stryker seeks to obtain patent protection whenever possible on its products. The Company currently has approximately 120 U.S. patents and 70 foreign patents which generally expire in the next 10-15 years.

MANUFACTURING AND SOURCES OF SUPPLY
The Company's manufacturing processes consist primarily of precision machining, metal fabrication, assembly operations and the investment casting of cobalt chrome and finishing of cobalt chrome and titanium. Approximately 23% of the Company's cost of sales in 1995 represented finished products which were purchased complete from outside suppliers. The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components and uses outside sources for certain finishing operations such as plating, hardening and coating of machined components and sterilization of certain products. The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys. In all, purchases from outside sources were approximately 48% of the total cost of sales in 1995.

While the Company relies on single sources for certain purchased materials and services, it believes alternate sources are available if needed. The Company has not experienced any significant difficulty in the past in obtaining the materials necessary to meet its production schedules.

Products manufactured by the Company's Medical Division are generally assembled to order, while other products are stocked in inventory.

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

Most of the Company's new products fall into FDA classifications which require notification of and review by the FDA before marketing (submitted as a 510(k)). The Company's Osteogenic Protein Device (see "Product Development") requires extensive clinical testing, consisting of safety and efficacy studies, followed by a Pre-Market Approval (PMA) application. The Company currently is in the clinical testing stage of this process and has not yet filed a PMA application. A panel of industry and medical experts will review the results of clinical studies and make their recommendations to the FDA. If there is a positive recommendation by the panel, the FDA may grant a PMA allowing the product to be marketed.

Stryker also is subject to the laws that govern the manufacture and distribution of medical devices of each country in which the Company manufactures or sells products. The member states of the European Union ("EU") have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain CE marks for their products by June 14, 1998. Stryker has received authorization to apply the CE mark to its hip, knee and spinal implant products and continues to work to obtain CE marks for all other products that it will manufacture or distribute in EU member states.

Government agencies and legislative bodies in the United States and other countries are considering various proposals designed to hold down increases in health care costs. It is impossible to predict at this time the long-term impact of such cost containment measures on the Company's future business.

EMPLOYEES
At December 31, 1995, the Company had 4,629 employees worldwide, including 1,348 involved in manufacturing, warehousing and distribution operations, 1,205 in marketing and sales, 240 in research, development and engineering, 605 providing physical, occupational and speech therapy and the balance in general management and administration. No employees are covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES
The Company's principal owned domestic facilities are located in Kalamazoo and Portage, Michigan. A 212,000 square foot Portage facility completed in 1992 houses manufacturing (86,000 square feet) and warehousing and distribution (25,000 square feet) for surgical instrument products, with the remaining portion of the facility used for Division offices. The Medical Division is located in two facilities, one in Portage which was completed in 1985 and contains manufacturing and warehousing (127,000 square feet) and Division offices (23,000 square feet), and another in Kalamazoo which contains manufacturing and warehousing (64,000 square feet) and offices (22,000 square feet). The Medical Division also leases 11,000 square feet of warehousing space in Kalamazoo.

The Company leases 198,000 square feet in an industrial park in Allendale, New Jersey for its orthopaedic implant business, 115,000 square feet of which is used for manufacturing and warehousing; 111,000 square feet in Santa Clara, California for its endoscopy business, 49,000 square feet of which is used for manufacturing and warehousing; 28,000 square feet in Clackamas, Oregon for production of maternity beds and furniture; 41,000 square feet in Fenton, Missouri for its Medical service business; and 65,000 square feet in Arroyo, Puerto Rico for the manufacture of various products. The Company's 158 physical therapy clinics and its administrative offices are all located in leased offices which total 523,000 square feet.

The Company's subsidiary, Matsumoto Medical Instruments, Inc., maintains its principal facilities in two buildings in Osaka, Japan, but also owns buildings used for branch warehousing and sales offices in eight other cities throughout Japan. Of the total owned 105,000 square feet, 37,000 square feet is devoted to warehousing, with the balance used for administrative offices. Matsumoto also leases 51,000 square feet at certain branch locations, with 27,000 square feet used for warehousing and 24,000 square feet used for administrative offices.

In Europe, the Company maintains 33,000 square feet in Bordeaux, France (5,000 of which is leased) for its spinal implant manufacturing operation. Manufacturing and warehousing account for 26,000 square feet of the total and the remainder is used for administrative offices. The Company also leases other foreign sales and administration offices which total 163,000 square feet.

In addition, the Company leases 12,000 square feet in Kalamazoo, Michigan for its administrative offices.

ITEM 3.  LEGAL PROCEEDINGS
The Company is a defendant and plaintiff in various legal actions arising in the normal course of business. The Company does not anticipate material losses as a result of these actions.

In July 1995, a decision was issued by a Federal District Court in a patent suit brought by the Company against Intermedics Orthopedics, Inc. and its distributor for infringement of the Company's U.S. patent on its Omniflex Hip System. The Court held that the Company's patent is valid and enforceable and that the Company is entitled to damages and attorney fees. In a subsequent decision, the Court fixed the damage award at $72,700,000, including interest. Intermedics has appealed the Court's decision. Until the appeal process is complete, management is unable to determine the financial impact of the Court's decision on the Company. Accordingly, the financial statements for the year ended December 31, 1995, incorporated herein by reference, do not give recognition to any gain which might ultimately be realized as a result of this decision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

EXECUTIVE OFFICERS
Certain information with respect to the executive officers of the Company is set forth in Item 10 of this report.


PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
The Company's common stock is traded in the over-the-counter market on The Nasdaq Stock Market under the symbol STRY. Quarterly stock prices appearing under the caption "Summary of Quarterly Data" on page 36 of the 1995 Annual Report and dividend information for the years ended December 31, 1994 and 1995 under the caption "Ten Year Review" on page 18 of the 1995 Annual Report are incorporated herein by reference. The Company's Board of Directors intends to consider a year-end cash dividend annually at its December meeting.

On December 31, 1993, the Company's Board of Directors authorized the repurchase in the open market from time to time, depending upon revailing market conditions, of up to 600,000 shares of its common stock. At March 20, 1996, 122,500 shares had been repurchased under this plan.

On December 31, 1995 there were 3,260 stockholders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA
The financial information for each of the five years in the period ended December 31, 1995 under the caption "Ten Year Review" on pages 18 and 19 of the 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 23 of the 1995 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the Company and its subsidiaries and report of independent auditors, included on pages 24 through 37 of the 1995 Annual Report are incorporated herein by reference.

Quarterly results of operations appearing under the caption "Summary of Quarterly Data" on page 36 of the 1995 Annual Report are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.


PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
Information regarding the directors of the Company appearing under the caption "Election of Directors" and the information appearing under the caption "Miscellaneous - Section 16 Reporting" in the 1996 proxy statement is incorporated herein by reference.

Information regarding the executive officers of the Company appears below. All officers are elected annually. Reported ages are as of January 31, 1996.

John W. Brown, age 61, has been Chairman of the Board since January 1981, and President and Chief Executive Officer of the Company since February 1977. He is also a director of Lunar Corporation, a medical products company, First of America Bank Corporation, a bank, the Health Industry Manufacturers Association and The American Business Conference.

Dean H. Bergy, age 36, was appointed Controller upon joining the Company in June 1994. He had previously been a Senior Manager at Ernst & Young LLP, independent public accountants, since October 1988.

Ronald A. Elenbaas, age 42, was appointed President of the Surgical Group in 1985 and has been a Vice President of the Company since August 1983. Previously he was the Director of Surgical Sales since May 1982. Since joining the Company in September 1975 he has held various other positions, including Sales Representative, Marketing Product Manager, Plant Manager, Canadian Sales Director, Assistant to the President and Director of Customer Relations.

William T. Laube, III, age 56, was appointed President of Stryker Pacific Group in 1985 and has been a Vice President of the Company since March 1979. Since joining the Company in July 1975 he has held various international sales management positions.

Edward B. Lipes, age 43, was appointed a Vice President of the Company in May 1994 and has been President of Osteonics Corp. since August 1989. He held the position of President, Physiotherapy Associates, Inc. upon joining the Company in April 1988.

Julia M. Paradine-Rice, age 34, was appointed Treasurer of the Company in June 1994. She had previously held the position of Assistant Treasurer since 1990 and also held the position of Corporate Accounting Manager since joining the Company in 1988.

David J. Simpson, age 49, was appointed Vice President, Chief Financial Officer and Secretary upon joining the Company in June 1987. He had previously been Vice President and Treasurer of Rexnord Inc., a manufacturer of industrial and aerospace products, since July 1985.

Thomas R. Winkel, age 43, was appointed President of Stryker Americas/Middle East in March 1992 and has been a Vice President of the Company since December 1984. He had previously been Vice President, Administration since June 1987. Since joining the Company in October 1978 he has held various other positions, including Assistant Controller, Secretary and Corporate Controller.

ITEM 11.  EXECUTIVE COMPENSATION
Information regarding the compensation of the management of the Company appearing under the captions "Director Compensation" and "Executive Compensation" in the 1996 proxy statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information under the captions "Beneficial Ownership of More than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the 1996 proxy statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Not applicable.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Executive compensation plans and arrangements are referenced as exhibits 10(i), (ii) and (iii).)

          (a)(1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report following the signature page.

                  (a)(3) - Exhibits

                           Exhibit 3  - Articles of Incorporation and By-
                                        Laws

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

                            Exhibit 10 - Material contracts
                                 (i)*  1988 Stock Option Plan as amended--
                                       Incorporated by reference to Exhibit
                                       10(i) to the Company's Form 10-K for
                                       the year ended December 31, 1992
                                       (Commission File No. 0-9165).

                                (ii)*  Supplemental Savings and Retirement
                                       Plan (as Amended Effective January 1,
                                       1995--Incorporated by reference to
                                       Exhibit 10(iii) to the Company's Form
                                       10-K for the year ended December 31,
                                       1994 (Commission File No. 0-9165)

                              (iii)*   Description of bonus arrangements
                                       between the Company and certain
                                       officers, including Messrs. Brown,
                                       Elenbaas, Laube, Lipes, Simpson and
                                       Winkel.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K --continued

                            Exhibit 11 - Statement re computation of per share
                                       earnings

                                 (i)   Statement Re:  Computation of earnings
                                       per share of common stock.

                            Exhibit 13 - Annual report to security holders

                                 (i) Portions of the 1995 Annual Report that are incorporated herein by reference.

                            Exhibit 21 - Subsidiaries of the registrant

                                 (i)   List of Subsidiaries.

                            Exhibit 23 - Consents of experts and counsel

                                 (i)   Consent of Independent Auditors.

                            Exhibit 27 - Financial data schedule

                                 (i)   Financial data schedule (included in
                                       EDGAR filing only).

          (b) Reports on Form 8-K - No reports on Form 8-K were required to be filed in the fourth quarter of 1995.

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

                                              STRYKER CORPORATION
                                    -----------------------------------------


Date:        3/20/96                            DAVID J. SIMPSON
      ----------------------        -----------------------------------------
                                    David J. Simpson, Vice President, Chief
                                        Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


JOHN W. BROWN               3/20/96     DAVID J. SIMPSON            3/20/96
-----------------------------------     -----------------------------------
John W. Brown, Chairman, President      David J. Simpson, Vice President,
  and Chief Executive Officer             Chief Financial Officer and
                                          Secretary
  (Principal Executive Officer)             (Principal Financial Officer)


HOWARD E. COX, JR.          3/20/96     DEAN H. BERGY               3/20/96
-----------------------------------     -----------------------------------
Howard E. Cox, Jr. - Director           Dean H. Bergy, Controller
                                           (Principal Accounting Officer)


DONALD M. ENGELMAN          3/20/96     RONDA E. STRYKER            3/20/96
-----------------------------------     -----------------------------------
Donald M. Engelman, Ph.D.- Director     Ronda E. Stryker - Director


JEROME H. GROSSMAN          3/20/96     WILLIAM U. PARFET           3/20/96
-----------------------------------     -----------------------------------
Jerome H. Grossman, M.D. - Director     William U. Parfet - Director


JOHN S. LILLARD             3/20/96
-----------------------------------
John S. Lillard - Director

                    ANNUAL REPORT ON FORM 10-K

                ITEM 14(a)(1) and (2), (c) and (d)

   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                         CERTAIN EXHIBITS

                   FINANCIAL STATEMENT SCHEDULE

                   YEAR ENDED DECEMBER 31, 1995

                        STRYKER CORPORATION

                        KALAMAZOO, MICHIGAN

FORM 10-K--ITEM 14(a)(1), (2) AND (d)

STRYKER CORPORATION AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedule



The following consolidated financial statements of Stryker Corporation and subsidiaries and report of independent auditors, included in the annual stockholders report of the registrant for the year ended December 31, 1995, are incorporated by reference in Item 8:

     Report of independent auditors

     Consolidated balance sheets--December 31, 1995 and 1994.

     Consolidated statements of earnings--years ended December 31, 1995, 1994 and 1993.

     Consolidated statements of stockholders' equity--years ended December 31, 1995, 1994 and 1993.

     Consolidated statements of cash flows--years ended December 31, 1995, 1994 and 1993.

     Notes to consolidated financial statements--December 31, 1995.

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

                            SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                   STRYKER CORPORATION AND SUBSIDIARIES
Col. A                                 Col. B                    Col. C                  Col. D         Col. E
                                                                ADDITIONS
                                                    ________________________________
                                                        (1)                (2)
                                                                       Charged to
                                     Balance at     Charged to Costs  Other Accounts  Deductions--  Balance at End
Description                       Beginning Period    and Expenses    --Describe<F2>  Describe<F1>     of Period
________________________________  ________________  ________________  ______________  ____________  ______________
DEDUCTED FROM ASSET ACCOUNTS
Allowance for Doubtful Accounts:
  Year ended December 31, 1995       $6,400,000        $1,934,000                       $534,000      $7,800,000
                                     ==========        ==========                       ========      ==========
  Year ended December 31, 1994       $3,800,000        $3,090,000        $800,000     $1,290,000      $6,400,000
                                     ==========        ==========        ========     ==========      ==========
  Year ended December 31, 1993       $2,900,000        $1,660,000                       $760,000      $3,800,000
                                     ==========        ==========                       ========      ==========

<F1>Uncollectible amounts written off, net of recoveries
<F2>Represents allowance for doubtful accounts acquired in connection with the acquisition of an additional 31%
      interest in Matsumoto Medical Instruments, Inc. in August 1994, thereby increasing the Company's direct ownership in Matsumoto to 51% and requiring Matsumoto's consolidation with Stryker beginning with that date.

FORM 10-K--ITEM 14(c)

STRYKER CORPORATION AND SUBSIDIARIES
Exhibit Index

EXHIBIT
                                                                         Page*
  (3)   Articles of incorporation and by-laws
          (i)  Restated Articles of Incorporation and amendment
               thereto dated December 28, 1993 . . . . . . . . . . . .    13**

         (ii)  By Laws . . . . . . . . . . . . . . . . . . . . . . . .    13**

 (10)   Material contracts
          (i)  1988 Stock Option Plan as amended . . . . . . . . . . .    13**

         (ii)  Supplemental Savings and Retirement Plan (as Amended
               Effective January 1, 1995). . . . . . . . . . . . . . .    13**

        (iii)  Description of bonus arrangements between the Company and certain officers, including Messrs. Brown, Elenbaas,
               Laube, Lipes, Simpson and Winkel  . . . . . . . . . . .    20

 (11)   Statement re computation of per share earnings
          (i)  Statement Re:  Computation of earnings per share of
               common stock. . . . . . . . . . . . . . . . . . . . . .    21

 (13)   Annual report to security holders
          (i)  Portions of the 1995 Annual Report that are
               incorporated herein by reference. . . . . . . . . . . .    14**

 (21)   Subsidiaries of the registrant
          (i)  List of Subsidiaries. . . . . . . . . . . . . . . . . .    22

 (23)   Consents of experts and counsel
          (i)  Consent of Independent Auditors . . . . . . . . . . . .    23

 (27)   Financial data schedule
          (i)  Financial data schedule (included in EDGAR filing only)

 * Page number in sequential numbering system where such exhibit can be found, or it is stated that such exhibit is incorporated by reference.
**  Incorporated by reference in this Annual Report on Form 10-K.

                                                          EXHIBIT (10)(iii)



                      DESCRIPTION OF BONUS ARRANGEMENTS


The Company has entered into bonus arrangements with certain executive officers for 1996, including Mr. Brown, Mr. Elenbaas, Mr. Laube, Mr. Lipes, Mr. Simpson and Mr. Winkel, based on specific performance criteria including sales, profits and asset management. The aggregate amount of such bonuses is not expected to exceed $1,500,000.

                                                                  EXHIBIT (11)


     STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK

                                                   Year Ended December 31
                                               1995        1994        1993
                                          -----------  -----------  -----------
Average number of shares outstanding       48,468,000   48,367,000   48,356,000

Net earnings                              $87,010,000  $72,400,000  $60,205,000
                                          ===========  ===========  ===========
Earnings per share of common stock:
   Net earnings                                 $1.80        $1.50        $1.25
                                                =====        =====        =====
Primary:
  Average shares outstanding               48,468,000   48,367,000   48,356,000

  Net effect of dilutive stock options,
    based on the treasury stock method
    using average market price                799,000      737,000      536,000
                                          -----------  -----------  -----------
      Total Primary Shares                 49,267,000   49,104,000   48,892,000
                                          ===========  ===========  ===========
Fully Diluted:
  Average shares outstanding               48,468,000   48,367,000   48,356,000

  Net effect of dilutive stock options,
    using the year-end market price, if
    higher then average market price          898,000      770,000      586,000
                                          -----------  -----------  -----------
      Total Fully Diluted Shares           49,366,000   49,137,000   48,942,000
                                          ===========  ===========  ===========




Note: Shares subject to stock options are not included in the earnings per share computation because the present effect thereof is not materially dilutive.