Form 10-Q
period 1996-03-31
STRYKER CORP
filed 1996-05-15
CIK 310764

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                For the quarterly period ended  March 31, 1996


                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                         to


                      Commission file number 0-9165

                          STRYKER CORPORATION
          ______________________________________________________
          (Exact name of registrant as specified in its charter)

         Michigan                                         38-1239739
_______________________________                       ___________________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)

P.O. Box 4085, Kalamazoo, Michigan                             49003-4085
________________________________________                       __________
(Address of principal executive offices)                       (Zip Code)

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

96,651,638 shares of Common Stock*, $.10 par value, as of April 30, 1996


*Note: These shares have been adjusted to reflect the two-for-one stock split effective for shareholders of record on May 10, 1996.
                      PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   STRYKER CORPORATION AND SUBSIDIARIES
                               (UNAUDITED)
                                                       March 31  December 31
                                                          1996       1995
                                                       ________  ___________
ASSETS                                                 (in thousands, except
CURRENT ASSETS                                           per share amounts)
 Cash and cash equivalents                             $ 63,927   $ 69,049
 Marketable securities                                  206,559    195,599
 Accounts receivable, less allowance of $7,500
   (1995 -- $7,800)                                     164,800    163,593
 Inventories                                            138,920    133,619
 Deferred income taxes                                   46,629     47,058
 Prepaid expenses and other current assets               19,484     14,335
                                                       ________   ________
                                TOTAL CURRENT ASSETS    640,319    623,253
PROPERTY, PLANT AND EQUIPMENT, less allowance for
 depreciation                                           182,725    182,592
OTHER ASSETS                                             48,914     49,046
                                                       ________   ________
                                                       $871,958   $854,891
LIABILITIES AND STOCKHOLDERS' EQUITY                   ========   ========
CURRENT LIABILITIES
 Accounts payable                                      $ 50,426   $ 49,029
 Accrued compensation                                    23,473     32,447
 Income taxes                                            38,123     25,633
 Accrued expenses and other liabilities                  62,172     64,277
 Current maturities of long-term debt                     2,599      3,052
                                                       ________   ________
                           TOTAL CURRENT LIABILITIES    176,793    174,438
LONG-TERM DEBT, excluding current maturities             93,511     96,967
OTHER LIABILITIES                                        22,894     24,214
MINORITY INTEREST                                       102,026    104,993
STOCKHOLDERS' EQUITY
 Common stock, $.10 par value:
   Authorized--150,000 shares
   Outstanding--97,132 shares (1995--97,107)              9,713      9,711
 Additional paid-in capital                              14,556     14,736
 Retained earnings                                      444,557    419,537
 Unrealized gains on securities                           1,494      2,314
 Foreign translation adjustments                          6,414      7,981
                                                       ________   ________
                          TOTAL STOCKHOLDERS' EQUITY    476,734    454,279
                                                       ________   ________
                                                       $871,958   $854,891
                                                       ========   ========
See accompanying notes to condensed consolidated financial statements.

              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                   STRYKER CORPORATION AND SUBSIDIARIES
                               (UNAUDITED)

                                                        Three Months Ended
                                                              March 31
                                                        __________________
                                                          1996      1995
                                                        ________  ________
                                                      (in thousands, except
                                                        per share amounts)

Net Sales                                               $217,623  $214,013

Costs and expenses:
 Cost of sales                                            89,336    87,584
 Research, development and engineering                    12,264    10,843
 Selling, general and administrative                      76,155    73,511
                                                        ________  ________
                                                         177,755   171,938
                                                        ________  ________
                                      OPERATING INCOME    39,868    42,075

Other income                                               1,897       804
                                                        ________  ________
    EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST    41,765    42,879
Income taxes                                              15,870    18,010
                                                        ________  ________
                     EARNINGS BEFORE MINORITY INTEREST    25,895    24,869
Minority interest                                           (875)   (4,069)
                                                        ________  ________
                                          NET EARNINGS  $ 25,020  $ 20,800
                                                        ========  ========

Net earnings per share of common stock                      $.26      $.22
                                                            ====      ====

Average outstanding shares for the period                 97,146    96,780
                                                          ======    ======



See accompanying notes to condensed consolidated financial statements.


In 1995 the Company declared a cash dividend of four and one-half cents per share (after the two-for-one stock split described in Note 4 to the condensed consolidated financial statements) to shareholders of record on December 29, 1995, payable on January 31, 1996. No cash dividends have been declared during 1996.

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   STRYKER CORPORATION AND SUBSIDIARIES
                               (UNAUDITED)

                                                       Three Months Ended
                                                            March 31
                                                       __________________
                                                          1996    1995
                                                        _______  _______
                                                         (in thousands)

OPERATING ACTIVITIES
 Net earnings                                           $25,020  $20,800
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation                                         5,925    5,828
     Amortization                                         1,038      728
     Minority interest                                      875    4,069
     Changes in operating assets and liabilities, net
        of effects of business acquisitions:
        Accounts receivable                              (3,913)  (1,462)
        Inventories                                      (8,759)  (6,540)
        Accounts payable                                  1,874   (7,876)
        Accrued expenses                                 (6,762)  (7,295)
        Income taxes                                     12,729   (1,347)
        Other                                            (4,845)  (2,142)
                                                        _______  _______
              NET CASH PROVIDED BY OPERATING ACTIVITIES  23,182    4,763

INVESTING AND FINANCING ACTIVITIES
 Purchases of property, plant and equipment              (7,803)  (7,707)
 Purchases of marketable securities                     (10,960) (46,564)
 Business acquisitions                                   (3,399) (11,350)
 Proceeds from (payments on) borrowings                    (359)   7,982
 Dividends paid                                          (4,370)  (3,870)
 Proceeds from exercise of stock options                  2,259    1,259
 Repurchases of common stock                             (2,436)
 Other                                                   (1,267)     754
                                                        _______  _______
                        NET CASH USED IN INVESTING AND
                                  FINANCING ACTIVITIES  (28,335) (59,496)

Effect of exchange rate changes on cash and
  cash equivalents                                           31      288
                                                        _______  _______
                 DECREASE IN CASH AND CASH EQUIVALENTS ($ 5,122)($54,445)
                                                        =======  =======


See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   STRYKER CORPORATION AND SUBSIDIARIES
                               (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  INVENTORIES

Inventories are as follows (in thousands):
                                                      March 31   December 31
                                                        1996        1995
                                                      ________   ___________
   Finished goods                                     $106,919    $105,209
   Work-in-process                                      10,680       7,552
   Raw material                                         29,065      28,602
                                                      ________    ________
    FIFO Cost                                          146,664     141,363
   Less LIFO reserve                                     7,744       7,744
                                                      ________    ________
                                                      $138,920    $133,619
                                                      ========    ========
FIFO cost approximates replacement cost.

3.  BUSINESS ACQUISITIONS

During the first quarter of 1996, the Company's subsidiary, Physiotherapy Associates, Inc., purchased certain physical therapy clinic operations at an aggregate cost of $3.0 million. Intangible assets acquired, principally goodwill, are being amortized over periods ranging from five to fifteen years. Pro forma consolidated results including the purchased businesses would not differ significantly from reported results.

4. STOCK SPLIT

On April 24, 1996, the Company's Board of Directors approved a two-for-one stock split effective for shareholders of record on May 10, 1996. All share and per share data have been adjusted to reflect the stock split as though it had occurred at the beginning of the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATED PRODUCT LINE SALES AND EARNINGS PER SHARE DATA

Comparative product line sales information originally reported in 1995 has been restated below to conform with the presentation adopted in the fourth quarter of 1995:

                                                Quarter Ended

                                  March 31                  June 30
                          _______________________   _______________________
                                               %                         %
                            1995      1994    Chg     1995     1994     Chg
                          ________  ________  ___   ________  ________  ___
Product Line Sales
  Stryker Surgical        $145,415  $118,912  22%   $155,292  $124,310  25%
  Stryker Medical           36,675    29,847  23      40,158    29,916  34
  Matsumoto Distributed
    products                31,923       -0-  --      33,059       -0-  --
                          ________  ________        ________  ________
                          $214,013  $148,759  44%   $228,509  $154,226  48%
                          ========  ========  ===   ========  ========  ===

                                  September 30             December 31
                          _______________________   ________________________
                                               %                          %
                            1995     1994     Chg     1995       1994    Chg
                          ________  ________  ___   ________   ________  ____
Product Line Sales
  Stryker Surgical        $146,612  $123,202  19%   $161,327   $136,537   18%
  Stryker Medical           38,301    34,883  10      43,382     40,874    6
  Matsumoto Distributed
    products                20,450    16,231  26      19,358     27,208  (29)
                          ________  ________        ________   ________
                          $205,363  $174,316  18%   $224,067   $204,619   10%
                          ========  ========  ===   ========   ========   ===

Earnings per share information originally reported in 1995 has been restated below to reflect the two-for-one stock split as though it had occurred as of January 1, 1995:

                                                                    Year Ended
                                1995 Quarter Ended                    Dec 31,
                            _____________________________________
                             Mar 31    Jun 30   Sept 30    Dec 31      1995
                            _______   _______   _______   _______   _________
Net Earnings                $20,800   $20,410   $20,130   $25,670    $87,010
Net Earnings per share
  of common stock              $.22      $.21      $.21      $.26       $.90
Average outstanding shares
  for the period             96,780    96,903    96,998    97,057     96,936

RESULTS OF OPERATIONS

The table below sets forth domestic/international and product line sales information for the first quarter:
                                            Three Months Ended
                                                 March 31          %
                                             1996       1995     Change
                                           ________   ________   ______
       Domestic/International Sales
         Domestic                          $133,687   $112,215      19%
         International                       83,936    101,798     (18)
                                           ________   ________
       Total Net Sales                     $217,623   $214,013       2%
                                           ========   ========
       Product Line Sales
         Stryker Surgical                  $161,475   $145,415      11%
         Stryker Medical                     43,562     36,675      19
         Matsumoto Distributed Products      12,586     31,923     (61)
                                           ________   ________
       Total Net Sales                     $217,623   $214,013       2%
                                           ========   ========

For the first quarter of 1996, net sales increased 2% compared to the same period in 1995. Additional sales attributable to acquired businesses accounted for a 2% sales increase and increased unit volume generated a 1% increase. Net sales also increased 1% as a result of the Company's conversion of certain portions of the Osteonics domestic distribution network to direct sales which resulted in higher selling prices. These increases were partially offset by a 2% decrease arising from changes in foreign currency exchange rates.

The Company's domestic sales increased 19% in the first quarter of 1996 compared to 1995. The increase was led by orthopaedic implants, powered surgical instruments and endoscopic equipment, increased revenue from physical therapy services and higher shipments of hospital beds and stretchers. International sales declined 18% in the first quarter of 1996 compared to the same period of 1995. The decrease in sales is the result of lower sales in Japan which more than offset strong shipments in the other international markets. Sales in Japan declined 35% because of lower shipments of Matsumoto distributed products, which are sourced from other companies for sale in Japan, and unfavorable currency comparisons. Sales in the other international markets increased 19%. International sales represented 39% of total sales in the first quarter of 1996 compared to 48% in the same period of 1995.

Stryker Surgical product sales (principally orthopaedic products) increased 11%, led by increased shipments of orthopaedic implants, powered surgical instruments and endoscopic equipment. Stryker Medical product sales (principally stretchers/beds and physical therapy services) increased 19% in the first quarter resulting from higher physical therapy revenues and increased shipments of hospital beds and stretchers.

Sales of Matsumoto distributed products declined 61% in the first quarter. The decline results from the termination of several distribution arrangements and unfavorable currency comparisons. Matsumoto has lost three suppliers who have chosen other distribution channels. Matsumoto has introduced new products to replace two of the lost lines and is seeking replacements for the third. However, 1996 sales of Matsumoto distributed products are expected to be significantly lower than 1995 levels.

Cost of sales in the first quarter of 1996 represented 41.1% of sales compared to 40.9% in the same period of 1995. Research, development and engineering (R,D&E) expense increased 13% in the first quarter, and represented 5.6% of sales in 1996 compared to 5.1% in the same period last year. The increase in R,D&E expense as a percentage of sales in 1996 is principally a result of increased product development spending measured against the 2% sales increase in the quarter attributable to lower sales in Japan. The Company's commitment to product development has resulted in several new products in late 1995 and early 1996, including the Restoration HA revision hip system, Passport knee instruments, the Insight Knee positioning and Alignment system, the battery powered 4100 Cordless driver and several new arthroscopy instruments.
Selling, general and administrative (S,G&A) expenses increased 4% in the first quarter of 1996 compared to the same period of 1995. The increase in S,G&A costs is principally a result of increased sales expenses resulting from the changes in the Osteonics distribution network. S,G&A costs increased to 35.0% of sales in the first quarter of 1996 compared to 34.3% in the same period of 1995. Other income increased $1.1 million in the first quarter of 1996 compared to the first quarter of 1995 principally as a result of increased interest income attributable to higher levels of invested cash.

The effective tax rate decreased to 38% in the first quarter of 1996 compared to 42% in the first quarter of 1995 due to a significant decline in earnings reported by Matsumoto, which are taxed at the higher Japanese tax rate. The earnings decline at Matsumoto also led to a significant reduction in the minority interest charge in the first quarter of 1996 as compared to the same period of 1995. In the first quarter of 1996, earnings before income taxes and minority interest decreased 3%, primarily as a result of Matsumoto's lower profits, and net earnings increased 20% compared to the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Stryker's financial position at March 31, 1996 remained strong with cash and marketable securities of $270.5 million and working capital of $463.5 million. Accounts receivable at March 31, 1996 increased 1% from December 31, 1995 while days sales outstanding increased slightly to 65 days from 64 days at December 31, 1995. Inventories at March 31, 1996 increased 4% from December 31, 1995 and days in inventory increased to 148 days from 133 days at December 31, 1995.

The Company generated $23.2 million of cash from operations in the first quarter of 1996 compared to $4.8 million of cash used in the same period of 1995. During the first quarter of 1996, the Company repurchased 50,000 shares of common stock (100,000 shares after adjustment for the two-for-one stock split described in Note 4 to the Condensed Consolidated Financial Statements) in the open market at a cost of $2.4 million. Subsequent to the first quarter, in April 1996 the Company repurchased an additional 550,000 split-adjusted shares of common stock at a cost of $12.4 million, bringing the total split-adjusted shares repurchased under a December 9, 1993 repurchase authorization by the Company's Board of Directors to 895,000 of the 1,200,000 shares authorized. This repurchase authorization was replaced by a new authorization approved by the Board of Directors on April 24, 1996 for repurchases of up to 1,000,000 split-adjusted shares of common stock. Shares repurchased under the share repurchase programs will be used for employee stock option plans and other corporate purposes. Cash and marketable securities of $270.5 million and anticipated future cash flows from operations are expected to be sufficient to fund future operating and capital requirements. The Company also has unsecured lines of credit with banks totaling $55.4 million, none of which was utilized at March 31, 1996.

                       PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (c) At the Annual Meeting of Stockholders held on April 24, 1996, the stockholders elected seven directors to serve until the next Annual Meeting of Stockholders. The voting results for each nominee were as follows:
                                                   Shares*
                                           _____________________
                   Name                       For        Withheld
                   ____                    __________   _________
             John W. Brown                 41,047,634     277,725
             Howard E. Cox, Jr.            41,047,621     277,738
             Donald M. Engelman, Ph.D.     41,038,866     286,493
             Jerome H. Grossman, M.D.      40,082,825   1,242,534
             John S. Lillard               41,035,508     289,851
             William U. Parfet             40,994,751     330,608
             Ronda E. Stryker              41,038,946     286,413

      * Note: Shares have not been adjusted for the two-for-one stock split declared on April 24, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a) Exhibits -- The exhibit listed below is submitted as a separate section of this report following the signature page:

             Exhibit (11) Statement Re: Computation of Earnings per Share of Common Stock

        (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                              STRYKER CORPORATION
                                              ____________________
                                                 (Registrant)

May 10, 1996                                      JOHN W. BROWN
____________                      __________________________________
Date                              John W. Brown, Chairman, President
                                       and Chief Executive Officer
                                      (Principal Executive Officer)

May 10, 1996                                     DAVID J. SIMPSON
____________                      _______________________________________
Date                              David J. Simpson, Vice President, Chief
                                      Financial Officer and Secretary
                                       (Principal Financial Officer)

EXHIBIT (11)--STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK


                                                       Three Months Ended
                                                            March 31
                                                    1996            1995
                                                 ___________  ___________
Average number of shares outstanding              97,146,000   96,780,000
                                                 ___________  ___________
Net earnings                                     $25,020,000  $20,800,000
                                                 ===========  ===========
Net earnings per share of common stock                  $.26         $.22
                                                        ====         ====
Primary:
 Average shares outstanding                       97,146,000   96,780,000

 Net effect of dilutive stock options,
   based on the treasury stock method
   using average market price                      1,638,000    1,674,000
                                                 ___________  ___________
    Total Primary Shares                          98,784,000   98,454,000
                                                 ===========  ===========
Fully Diluted:
 Average shares outstanding                       97,146,000   96,780,000

 Net effect of dilutive stock options,
   using the period-end market price, if
   higher than average market price                1,638,000    1,790,000
                                                 ___________  ___________
    Total Fully Diluted Shares                    98,784,000   98,570,000
                                                 ===========  ===========






Note: All share and per share data have been adjusted to reflect the two-for-one stock split effective for shareholders of record on May 10, 1996 as though it had occurred at the beginning of the periods presented. Shares subject to stock options are not included in the earnings per share computation because the present effect thereof is not materially dilutive.