Form 10-Q
period 1996-06-30
STRYKER CORP
filed 1996-08-07
CIK 310764

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1996
                                       -------------
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to

                   Commission file number 0-9165
                                           -----
                              STRYKER CORPORATION
                 -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Michigan                                               38-1239739
- ------------------------------                              ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

P.O. Box 4085, Kalamazoo, Michigan                              49003-4085
- --------------------------------------                        -------------
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

96,675,354 shares of Common Stock, $.10 par value, as of July 31, 1996.

                  PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS
               STRYKER CORPORATION AND SUBSIDIARIES
                            (UNAUDITED)
                                                   June 30 December 31
                                                    1996     1995
                                                  --------  ---------
                                                    (in thousands)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                   $ 83,136   $ 69,049
     Marketable securities                        182,877    195,599
     Accounts receivable, less allowance of $7,600
         (1995 -- $7,800)                         169,697    163,593
     Inventories                                  140,354    133,619
     Deferred income taxes                         47,216     47,058
     Prepaid expenses and other current assets     13,889     14,335
                                                 --------   --------
                       TOTAL CURRENT ASSETS       637,169    623,253

PROPERTY, PLANT AND EQUIPMENT,
     less allowance for depreciation              181,299    182,592
OTHER ASSETS                                       47,903     49,046
                                                 --------   --------
                                                 $866,371   $854,891
LIABILITIES AND STOCKHOLDERS' EQUITY             ========   ========
CURRENT LIABILITIES
     Accounts payable                            $ 45,934   $ 49,029
     Accrued compensation                          28,215     32,447
     Income taxes                                  30,793     25,633
     Accrued expenses and other liabilities        61,923     64,277
     Current maturities of long-term debt           1,356      3,052
                                                  --------   --------
                  TOTAL CURRENT LIABILITIES       168,221    174,438

LONG-TERM DEBT, excluding current maturities       91,394     96,967
OTHER LIABILITIES                                  21,294     24,214
MINORITY INTEREST                                  99,928    104,993
STOCKHOLDERS' EQUITY
     Common stock, $.10 par value:
       Authorized--150,000 shares
       Outstanding--96,672 shares (1995--97,107)    9,667      9,711
     Additional paid-in capital                     3,162     14,736
     Retained earnings                            469,047    419,537
     Unrealized gains on securities                   765      2,314
     Foreign translation adjustments                2,893      7,981
                                                 --------   --------
                 TOTAL STOCKHOLDERS' EQUITY       485,534    454,279
                                                 --------   --------
                                                 $866,371   $854,891
                                                 ========   ========

See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

               STRYKER CORPORATION AND SUBSIDIARIES
                            (UNAUDITED)
                                      Three Months Ended      Six Months Ended
                                            June 30                June 30
                                         1996      1995        1996      1995
                                       ---------  --------  --------  --------
                                      (in thousands, except per share amounts)
Net Sales                               $225,413  $228,509  $443,036  $442,522
Costs and expenses:
     Cost of sales                        92,359    97,648   181,695   185,232
     Research, development $ engineering  13,826    11,695    26,090    22,538
     Selling, general and administrative  80,646    80,523   156,801   154,034
                                        --------  --------  --------   -------
                                         186,831   189,866   364,586   361,804
                                        --------  --------  --------   -------
                       OPERATING INCOME   38,582    38,643    78,450    80,718
Other income                               2,476     1,573     4,373     2,377
                                        --------   -------  --------    ------
       EARNINGS BEFORE INCOME TAXES AND
                      MINORITY INTEREST   41,058    40,216    82,823    83,095
Income taxes                              15,600    16,890    31,470    34,900
                                        --------  --------   -------   -------
       EARNINGS BEFORE MINORITY INTEREST  25,458    23,326    51,353    48,195
Minority interest                           (968)   (2,916)   (1,843    (6,985)
                                        --------  --------   -------   -------
                           NET EARNINGS $ 24,490  $ 20,410  $ 49,510  $ 41,210
                                        ========  ========  ========   =======
Net earnings per share of common stock      $.25      $.21      $.51      $.43

Average outstanding shares for the period 96,743    96,903    96,945    96,842

See accompanying notes to condensed consolidated financial statements.


In 1995 the Company declared a cash dividend of four and one-half cents per share (after the two-for-one stock split described in Note 4 to the condensed consolidated financial statements) to shareholders of record on December 29, 1995, payable on January 31, 1996. No cash dividends have been declared during 1996.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               STRYKER CORPORATION AND SUBSIDIARIES
                            (UNAUDITED)
                                                           Six Months Ended
                                                                June 30
                                                          1996         1995
                                                        --------      --------
                                                             (in thousands)
OPERATING ACTIVITIES
     Net earnings                                       $49,510        $41,210
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation                                     12,120         11,383
        Amortization                                      1,948          1,466
        Minority interest                                 1,843          6,985
        Changes in operating assets and liabilities,
          net of effects of business acquisitions:
            Accounts receivable                         (10,755)       (19,268)
            Inventories                                 (14,348)        (5,676)
            Accounts payable                             (2,340)        (3,501)
            Accrued expenses                             (1,729)        (3,352)
            Income taxes                                  4,736         (3,785)
            Other                                          (145)           867
                                                       --------        --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES   40,840         26,329

INVESTING AND FINANCING ACTIVITIES
     Purchases of property, plant and equipment         (14,337)       (15,357)
     Sales and maturities (purchases) of
       marketable securities                             12,722        (54,537)
     Business acquisitions                               (5,159)       (12,728)
     Proceeds from (payments on) borrowings              (1,554)         6,121
     Dividends paid                                      (4,370)        (3,870)
     Proceeds from exercise of stock options              3,245          1,707
     Repurchases of common stock                        (14,862)
     Other                                               (2,119)           969
                                                        -------        --------
    NET CASH USED IN INVESTING AND FINANCING ACTIVITIES (26,434)       (77,695)
     Effect of exchange rate changes on cash and cash
      equivalents                                          (319)           571
                                                        -------        --------
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS $14,087       ($50,795)
                                                        =======        ========

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

2.  INVENTORIES

Inventories are as follows (in thousands):
                                              June 30        December 31
                                                1996             1995
                                             --------         ---------
       Finished goods                        $106,279          $105,209
       Work-in-process                         10,052             7,552
       Raw material                            31,767            28,602
                                             --------          --------
        FIFO Cost                             148,098           141,363
       Less LIFO reserve                        7,744             7,744
                                             --------          --------
                                             $140,354          $133,619
                                             ========          ========

FIFO cost approximates replacement cost.


3.  BUSINESS ACQUISITIONS

During the first six months of 1996, the Company's subsidiary, Physiotherapy Associates, Inc., purchased certain physical therapy clinic operations at an aggregate cost of $4.7 million. Intangible assets acquired, principally goodwill, are being amortized over periods ranging from five to fifteen years. Pro forma consolidated results including the purchased businesses would not differ significantly from reported results.

4.  STOCK SPLIT

On April 24, 1996, the Company's Board of Directors approved a two-for-one stock split effective for shareholders of record on May 10, 1996. All share and per share data have been adjusted to reflect the stock split as though it had occurred at the beginning of the periods presented.

5.  SUBSEQUENT EVENT

On July 8, 1996 the Company entered into a definitive agreement to acquire Osteo Holdings AG and its subsidiary companies. Osteo, which is based in Selzach, Switzerland, designs and manufactures trauma products and reconstructive orthopaedic devices and had 1995 consolidated sales of Sfr 28.7 million ($23.0 million). The acquisition will be accounted for by the purchase method and is expected to close by September 9, 1996. The purchase price is subject to completion of Stryker's due diligence investigation and is expected to approximate two times Osteo's consolidated sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


The table below sets forth domestic/international and product line sales information:

                         Three Months Ended          Six Months Ended
                              June 30        %           June 30            %
                           1996     1995   Change     1996      1995     Change
                         -------- -------- ------   -------    --------  ------
                                   (in thousands, except per share amounts)
Domestic/International Sales
   Domestic              $139,284 $118,163    18   $272,971   $230,378      18
   International           86,129  110,346   (22)   170,065    212,144     (20)
                         -------- --------          -------   --------
Total Net Sales          $225,413 $228,509    (1)  $443,036   $442,522      --
                         ======== ========         ========   ========
Product Line Sales
   Stryker Surgical      $166,372 $155,292     7   $327,847   $300,707       9
   Stryker Medical         48,015   40,158    20     91,577     76,833      19
   Matsumoto Distributed
       Products            11,026   33,059   (67)    23,612     64,982     (64)
                         -------- --------          -------    -------
Total Net Sales          $225,413 $228,509    (1)  $443,036   $442,522      --
                         ======== ========         ========   ========

For the six months ended June 30, 1996, net sales were flat when compared to the same period in 1995. Additional sales attributable to acquired businesses accounted for a 2% sales increase and increased unit volume generated a 2% increase. Net sales also increased 1% as a result of the Company's conversion of certain portions of the Osteonics domestic distribution network to direct sales, which resulted in higher selling prices. These increases were offset by a 4% decrease arising from changes in foreign currency exchange rates and a 1% decline in selling prices. For the second quarter, net sales declined 1% compared to the second quarter of 1995 as a result of the same factors.

The Company's domestic sales increased 18% for the first six months and in the second quarter of 1996 compared to 1995. The increase was led by strong shipments of orthopaedic implants, endoscopic equipment and powered surgical instruments, increased revenues from physical therapy services and higher shipments of hospital beds and stretchers. International sales declined 20% for the first six months and 22% in the second quarter compared to the same periods of 1995. The decrease in sales is the result of lower sales in Japan which more than offset strong shipments in the other international markets. Sales in Japan declined 37% in the first six months and 39% in the second quarter because of lower shipments of Matsumoto distributed products, which are sourced from other companies for sale in Japan, and unfavorable currency comparisons. Sales in the other international markets increased 17% in the first six months and 14% in the second quarter. International sales represented 38% of total sales in the first six months of 1996 compared to 48% in the same period of 1995.

Stryker Surgical product sales (principally orthopaedic products) increased 9% for the first six months and 7% in the second quarter of 1996 compared to 1995 as a result of higher shipments of orthopaedic implants, powered surgical instruments and endoscopic equipment and despite lower dollar translation of foreign currency sales. Stryker Medical product sales (principally stretchers/beds and physical therapy services) increased 19% for the first six months and 20% in the second quarter resulting from higher physical therapy revenues and increased shipments of hospital beds and stretchers.

Sales of Matsumoto distributed products declined 64% in the first six months and 67% in the second quarter of 1996 compared to the same periods of 1995. These declines result from the termination of several distribution arrangements commencing in the third quarter of 1995 and unfavorable foreign currency comparisons in Japan. Sales of Matsumoto distributed products in the third and fourth quarter of 1996 are expected to be significantly lower than 1995 levels for the comparable periods.

Cost of sales for the first six months of 1996 represented 41.0% of sales compared to 41.9% in the same period of 1995. In the second quarter, the cost of sales percentage decreased to 41.0% from 42.7% in the second quarter of 1995. Research, development and engineering (R,D&E) expense increased 16% for the first six months of 1996, and represented 5.9% of sales in 1996 compared to 5.1% in the same period last year. In the second quarter, these expenses increased 18% and were 6.1% of sales in 1996 compared to 5.1% in the second quarter of 1995. The increase in R,D&E expense as a percentage of sales in 1996 is principally a result of increased product development spending measured against the flat sales in 1996 compared to 1995 attributable primarily to lower sales of Matsumoto distributed products in Japan. The Company's commitment to product development has resulted in several new products in late 1995 and early 1996, including the Restoration HA revision hip system, Passport knee instruments, the Insight Knee positioning and alignment system, the battery powered 4100 Cordless driver and several new arthroscopy instruments. Selling, general and administrative (S,G&A) expenses increased 2% in the first six months and were flat in the second quarter of 1996 compared to the same periods of 1995. These costs increased to 35.4% of sales in the first six months of 1996 compared to 34.8% in the same period of 1995. In the second quarter these costs represented 35.8% of sales in 1996 compared to 35.2% in 1995. The increase in S,G&A costs as a percentage of sales is principally a result of higher sales expenses resulting from the changes in Osteonics' distribution network and slightly larger sales forces measured against flat sales in 1996. Other income increased $2.0 million for the first six months and $0.9 million in the second quarter of 1996 compared to the same periods of 1995 principally as a result of increased interest income attributable to higher levels of invested cash and lower interest expense on the Company's yen denominated debt.

The effective tax rate decreased to 38% for the first six months of 1996 compared to 42% in the same period of 1995 as a result of the significant decline in earnings reported by Matsumoto, which are taxed at the higher Japanese tax rate. The earnings decline at Matsumoto also led to a significant reduction in minority interest charges for the first six months as compared to the same period of 1995. For the first six months of 1996, earnings before income taxes and minority interest was flat, primarily as a result of Matsumoto's lower profits, and net earnings increased 20% compared to the first six months of 1995. Earnings before income taxes and minority interest increased 2% and net earnings increased 20% in the second quarter of 1996 when compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

Stryker's financial position at June 30, 1996 remained strong with cash and marketable securities of $266.0 million and working capital of $468.9 million. Accounts receivable at June 30, 1996 increased 4% from December 31, 1995 while days sales outstanding increased slightly to 65 days from 64 days at December 31, 1995. Inventories at June 30, 1996 increased 5% from December 31, 1995 and days in inventory increased to 144 days from 133 days at December 31, 1995.

The Company generated $40.8 million of cash from operations in the first six months of 1996 compared to $26.3 million of cash in the same period of 1995. During the first six months of 1996, the Company repurchased 650,000 shares of common stock (after adjustment for the two-for-one stock split described in
Note 4 to the Condensed Consolidated Financial Statements) in the open market at a cost of $14.9 million. These purchases brought the total shares repurchased under a December 9, 1993 repurchase authorization by the Company's Board of Directors to 895,000 of the 1,200,000 shares authorized. This repurchase authorization was replaced by a new authorization approved by the Board of Directors on April 24, 1996 for repurchases of up to 1,000,000 split-adjusted shares of common stock. Shares repurchased under the share repurchase programs will be used for employee stock option plans and other
corporate purposes.   Cash and marketable securities of $266.0 million and
anticipated future cash flows from operations are expected to be sufficient to fund future operating and capital requirements. The Company also has unsecured lines of credit with banks totaling $55.4 million, none of which was utilized at June 30, 1996.

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


                                                  STRYKER CORPORATION

                                       -------------------------------------
                                                   (Registrant)


August 6, 1996                                    JOHN W. BROWN
- ---------------------------            -------------------------------------
Date                                    John W. Brown, Chairman, President
                                            and Chief Executive Officer
                                           (Principal Executive Officer)


August 6, 1996                                   DAVID J. SIMPSON
- ---------------------------            --------------------------------------
Date                                    David J. Simpson, Vice President, Chief
                                            Financial Officer and Secretary
                                             (Principal Financial Officer)


EXHIBIT (11)--STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK
                                  Three Months Ended        Six Months Ended
                                       June 30                   June 30
                                  1996         1995         1996        1995
                              ------------  ---------- -----------  ----------
Average number of shares
  outstanding                  96,743,000   96,903,000  96,945,000  96,842,000
                               ----------   ----------  ----------  ----------

Net earnings                   $24,490,000 $20,410,000 $49,510,000 $41,210,000
                               =========== =========== =========== ===========
Net earnings per share of
  common stock                        $.25       $.21         $.51        $.43
                                      ====       ====         ====        ====
Primary:
  Average shares outstanding    96,743,000  96,903,000  96,945,000   96,842,000

  Net effect of dilutive stock
    options, based on the
    treasury stock method using
    average market price         1,315,000   1,596,000   1,476,000    1,634,000
                               ------------ ---------- -----------    ---------
Total Primary Shares            98,058,000  98,499,000  98,421,000   98,476,000
                               ============ ========== ===========   ==========
Fully Diluted:
  Average shares outstanding    96,743,000 96,903,000  96,945,000    96,842,000

  Net effect of dilutive stock
    options, using the period-
    end market price, if higher
    than average market price    1,315,000  1,596,000   1,476,000    1,692,000
                               ------------ ---------  ----------   -----------
  Total Fully Diluted Shares    98,058,000 98,499,000  98,421,000   98,534,000
                               =========== ========== ===========   ===========


Note: All share and per share data have been adjusted to reflect the two-for-one stock split effective for shareholders of record on May 10, 1996 as though it had occurred at the beginning of the periods presented. Shares subject to stock options are not included in the earnings per share computation because the present effect thereof is not materially dilutive.