Form 10-Q
period 1996-09-30
STRYKER CORP
filed 1996-10-28
CIK 310764

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996
                                  --------------------

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to
                                    ------------   -------------

                 Commission file number 0-9165
                                        ------

                      STRYKER CORPORATION
                   --------------------------
     (Exact name of registrant as specified in its charter)

       Michigan                                         38-1239739
-------------------------------                         -----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

P.O. Box 4085, Kalamazoo, Michigan                     49003-4085
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (616) 385-2600
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  X    No
        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

96,748,533 shares of Common Stock, $.10 par value, as of October 25, 1996.


                 PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED BALANCE SHEETS
              STRYKER CORPORATION AND SUBSIDIARIES
                          (UNAUDITED)
                                            September 30   December 31
                                                1996          1995
                                             --------       --------
ASSETS                                            (in thousands)
CURRENTS ASSETS
  Cash and cash equivalents                  $114,258     $ 69,049
  Marketable securities                       135,925      195,599
  Accounts receivable, less allowance of
     $7,600 (1995 - $7,800)                   168,842      163,593
  Inventories                                 152,078      133,619
Deferred income taxes                          51,000       47,058
Prepaid expenses and other current assets      13,678       14,335
                                             --------     --------
                        TOTAL CURRENT ASSETS  635,781      623,253
PROPERTY, PLANT AND EQUIPMENT, less
  allowance for depreciation                  188,478      182,592
OTHER ASSETS                                   86,192       49,046
                                             --------     --------
                                             $910,451     $854,891
                                             ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                           $ 45,283     $ 49,029
  Accrued compensation                         35,447       32,447
  Income taxes                                 28,623       25,633
  Accrued expenses and other liabilities       72,083       64,277
  Current maturities of long-term debt          1,315        3,052
                                             --------     --------
                    TOTAL CURRENT LIABILITIES 182,751      174,438

LONG-TERM DEBT, excluding current maturities   96,641       96,967
OTHER LIABILITIES                              22,306       24,214
MINORITY INTEREST                              98,547      104,993
STOCKHOLDERS' EQUITY
  Common stock, $.10 par value:
     Authorized - 150,000 shares
     Outstanding - 96,742 shares (1995-97,107)  9,674        9,711
  Additional paid-in capital                    4,497       14,736
  Retained earnings                           493,197      419,537
  Unrealized gains on securities                  435        2,314
  Foreign translation adjustments               2,403        7,981
                                             --------     --------
                   TOTAL STOCKHOLDERS' EQUITY 510,206      454,279
                                             --------     --------
                                             $910,451     $854,891
                                             ========     ========
See accompanying notes to condensed consolidated financial statements.


         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

              STRYKER CORPORATION AND SUBSIDIARIES
                          (UNAUDITED)

                                    Three Months Ended    Nine Months Ended
                                        September 30         September 30
                                        1996    1995        1996     1995
                                     -------- --------    -------- --------
                                    (in thousands, except per share amounts)

Net Sales                            $223,587 $205,363    $666,623  $647,885

Costs and expenses:
 Cost of sales                         94,360   88,753     276,055   273,985
 Research, development and engineering 14,288    9,718      40,378    32,256
 Selling, general and administrative   78,178   72,308     234,979   226,342
                                     -------- --------    --------  --------
                                      186,826  170,779     551,412   532,583
                                     -------- --------    --------  --------
              OPERATING INCOME         36,761   34,584     115,211   115,302

Other income                            2,234    1,365       6,607     3,742
                                     -------- --------    --------  --------
 EARNINGS BEFORE INCOME TAXES AND
             MINORITY INTEREST         38,995   35,949     121,818   119,044
Income taxes                           14,820   14,380      46,290    49,280
                                     -------- --------    --------  --------
 EARNINGS BEFORE MINORITY INTEREST     24,175   21,569      75,528    69,764
Minority interest                         (25)  (1,439)     (1,868)   (8,424)
                                      -------- --------   --------  --------
                  NET EARNINGS       $ 24,150 $ 20,130    $ 73,660  $ 61,340
                                     ======== ========    ========  ========
Net earnings per share of common stock   $.25     $.21        $.76      $.64

Average outstanding shares
for the period                         96,700   96,998      96,862    96,894

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


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              STRYKER CORPORATION AND SUBSIDIARIES
                          (UNAUDITED)


                                               Nine Months Ended
                                                  September 30
                                                1996         1995
                                             --------     --------
                                                 (in thousands)
OPERATING ACTIVITIES
  Net earnings                               $ 73,660     $ 61,340
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation                              18,595       17,018
     Amortization                               3,047        2,285
     Minority interest                          1,868        8,424
     Changes in operating assets and
      liabilities, net of effects of
      business acquisitions:
          Accounts receivable                  (6,284)      (4,860)
          Inventories                         (17,615)      (8,193)
          Accounts payable                     (5,462)      (4,250)
          Accrued expenses                      9,595        3,503
          Income taxes                         (1,356)      (9,963)
          Other                                 2,427         (838)
                                             --------     --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES   78,475       64,466

INVESTING AND FINANCING ACTIVITIES
  Purchases of property, plant and equipment  (20,301)     (21,192)
  Sales and maturities (purchases) of
   marketable securities                       59,674      (76,451)
  Business acquisitions, net of cash acquired (48,047)     (12,815)
  Proceeds from (payments on) borrowings       (3,262)       4,257
  Dividends paid                               (4,370)      (3,870)
  Proceeds from exercise of stock options       3,442        2,737
  Repurchases of common stock                 (14,862)
  Other                                        (5,008)         235
                                             --------     --------
NET CASH USED IN INVESTING AND FINANCING
  ACTIVITIES                                  (32,734)    (107,099)

Effect of exchange rate changes on cash and
 cash equivalents                                (532)         167
                                              --------    --------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $ 45,209    $ (42,466)
                                             ========    =========

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


2.  INVENTORIES


Inventories are as follows (in thousands):

                                       September 30  December 31
                                           1996         1995
                                         --------    ---------
       Finished goods                    $114,286     $105,209
       Work-in-process                      9,722        7,552
       Raw material                        35,814       28,602
                                         --------     --------
        FIFO Cost                         159,822      141,363
       Less LIFO reserve                    7,744        7,744
                                         --------     --------
                                         $152,078     $133,619
                                         ========     ========

FIFO cost approximates replacement cost.


3.  BUSINESS ACQUISITIONS

In September 1996, the Company purchased 100% of the outstanding stock of Osteo Holdings AG and its subsidiaries ("Osteo"), based in Selzach, Switzerland. Osteo designs and manufactures trauma products and reconstructive orthopaedic devices. The purchase price of Sfr 55 million ($45.5 million) was paid Sfr 50 million ($41.5 million) in cash with the remaining amount being paid ratably over a five year period. The acquisition was accounted for using the purchase method. The results of operations for Osteo are included in the Company's consolidated financial statements beginning September 1996. The incremental Osteo sales and net earnings in September 1996 did not have a material impact on the Company's sales and net earnings in the third quarter of 1996.

During the first nine months of 1996, the Company's subsidiary, Physiotherapy Associates, Inc., purchased certain physical therapy clinic operations at an aggregate cost of $7.1 million.

Intangible assets acquired in the above acquisitions, principally goodwill, are being amortized over periods ranging from five to fifteen years. Pro forma consolidated results for the nine months ended September 30, 1996 and 1995 were not materially different than the amounts reported.

4.  STOCK SPLIT

On April 24, 1996, the Company's Board of Directors approved a two-for-one stock split effective for shareholders of record on May 10, 1996. All share and per share data have been adjusted to reflect the stock split as though it had occurred at the beginning of the periods presented.

5.  CONTINGENCY

On September 25, 1996 the United States Court of Appeals for the Federal Circuit affirmed the 1995 decision of the Federal District Court for the Eastern District of New York awarding the Company $72.7 million in damages, attorney fees and interest from Intermedics Orthopedics, Inc. and its distributor for infringement of the Company's U.S. patent on its OmniFlex Hip System. Intermedics has filed a petition for rehearing or rehearing in banc, which is pending before the Federal Circuit. Until the resolution of the appeal process, management is unable to determine the financial impact of this litigation. Accordingly, the financial statements do not give recognition to any gain which might ultimately be realized as a result of this decision.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth domestic/international and product line sales information:

                                 Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                                %                         %
                              1996     1995   Change     1996     1995  Change
                            -------- -------- ------ --------- -------- ------
                                              (in thousands)
Domestic/International Sales
   Domestic                 $143,303 $117,794  22     $416,274  $348,172   20
   International              80,284   87,569  (8)     250,349   299,713  (16)
                            -------- --------         --------  --------
Total Net Sales             $223,587 $205,363   9     $666,623  $647,885    3
                            ======== ========         ========  ========
Product Line Sales
   Stryker Surgical         $162,270 $146,612  11     $490,117  $447,319   10
   Stryker Medical            50,795   38,301  33      142,372   115,134   24
   Matsumoto Distributed
       Products               10,522   20,450 (49)      34,134    85,432  (60)
                            -------- --------         --------  --------
Total Net Sales             $223,587 $205,363   9     $666,623  $647,885    3
                            ======== ========         ========  ========


For the nine months ended September 30, 1996, net sales increased 3% when compared to the same period in 1995. Additional sales attributable to acquired businesses accounted for a 2% sales increase and increased unit volume generated a 5% increase. Net sales also increased 1% as a result of the Company's conversion of certain portions of the Osteonics domestic distribution network to direct sales, which resulted in higher selling prices. These increases were offset by a 4% decrease arising from changes in foreign currency exchange rates and a 1% decline in selling prices. For the third quarter, net sales increased 9% when compared to the third quarter of 1995. Increased unit volume generated a 10% sales increase and additional sales attributable to acquisitions accounted for a 3% sales increase. Net sales also increased 1% due to the conversion of certain portions of the Osteonics distribution network to direct sales. These increases were offset by a 4% decrease arising from changes in foreign currency exchange rates and a 1% decline in selling prices.

The Company's domestic sales increased 20% for the first nine months and 22% in the third quarter of 1996 compared to 1995. The increase was led by strong shipments of orthopaedic implants, endoscopic equipment and powered surgical instruments, increased revenue from physical therapy services and higher shipments of hospital beds and stretchers. International sales declined 16% for the first nine months and 8% in the third quarter compared to the same periods of 1995. The decrease in sales is the result of lower sales in Japan which more than offset strong shipments in the other international markets. Sales in Japan declined 34% in the first nine months and 26% in the third quarter because of lower shipments of Matsumoto distributed products, which are sourced from other companies for sale in Japan, and unfavorable currency comparisons. Sales in the other international markets increased 18% in the first nine months and 22% in the third quarter. International sales represented 38% of total sales in the first nine months of 1996 compared to 46% in the same period of 1995.

Stryker Surgical product sales (principally orthopaedic products) increased 10% for the first nine months and 11% in the third quarter of 1996 compared to 1995 as a result of higher shipments of orthopaedic implants, endoscopic equipment and powered surgical instruments, offset by lower dollar translation of foreign currency sales. Stryker Medical product sales (principally stretchers/beds and physical therapy services) increased 24% for the first nine months and 33% in the third quarter resulting from higher physical therapy revenues and increased shipments of hospital beds and stretchers.

Sales of Matsumoto distributed products, which are products sourced from other companies for sale in Japan, declined 60% in the first nine months and 49% in the third quarter of 1996 compared to the same periods of 1995. These declines result from the termination of several distribution arrangements commencing in the third quarter of 1995 and unfavorable foreign currency comparisons in Japan. Matsumoto has lost three major suppliers who have chosen other distribution channels. Matsumoto has introduced new products to replace two of the lost lines. However, sales of Matsumoto distributed products in the fourth quarter of 1996 are expected to be significantly lower than 1995 levels for the comparable period. The significant decline in sales of Matsumoto Distributed Products does not have as a significant effect on the Company's net earnings because (i) distributed products generally have lower margins, (ii) income taxes are higher in Japan and (iii) the Company's net earnings are reduced by the minority interest in Matsumoto's net earnings.

Cost of sales for the first nine months of 1996 represented 41.4% of sales compared to 42.3% in the same period of 1995. In the third quarter, the cost of sales percentage decreased to 42.2% from 43.2% in the third quarter of 1995. Research, development and engineering (R,D&E) expense increased 25%
for the first nine months of 1996, and represented 6.1% of sales in 1996 compared to 5.0% in the same period last year. In the third quarter, these expenses increased 47% and were 6.4% of sales in 1996 compared to 4.7% in the third quarter of 1995. The increase in R,D&E expense as a percentage of sales in 1996 is principally a result of increased product development spending measured against the relatively flat sales in 1996 compared to 1995 attributable primarily to lower sales of Matsumoto distributed products in Japan. The Company's commitment to product development has resulted in several new products in late 1995 and early 1996, including the Restoration
HA revision hip system, Passport knee instruments, the Insight Knee positioning and alignment system, the battery powered 4100 Cordless driver and several new arthroscopy instruments.

Selling, general and administrative (S,G&A) expenses increased 4% in the first nine months and increased 8% in the third quarter of 1996 compared to the same periods of 1995. These costs increased to 35.2% of sales in the first nine months of 1996 compared to 34.9% in the same period of 1995. In the third quarter these costs represented 35.0% of sales in 1996 compared to 35.2% in 1995. The increase in S,G&A costs as a percentage of sales in the first nine months of 1996 is principally a result of higher sales expenses resulting from the changes in Osteonics' distribution network and slightly larger sales forces measured against modest sales increases in 1996. Other income increased $2.9 million for the first nine months and $0.9 million in the third quarter of 1996 compared to the same periods of 1995 principally as a result of increased interest income attributable to higher levels of invested cash and lower interest expense due to favorable currency fluctuations on the Company's yen denominated debt.

The effective tax rate decreased to 38% for the first nine months of 1996 compared to 41.4% in the same period of 1995 as a result of the significant decline in earnings reported by Matsumoto, which are taxed at the higher Japanese tax rate. The earnings decline at Matsumoto also led to a significant reduction in minority interest charges for the first nine months as compared to the same period of 1995. As a result of Matsumoto's lower profits, earnings before income taxes and minority interest increased only 2.3%, and net earnings increased 20% for the first nine months of 1996 when compared to the first nine months of 1995. Earnings before income taxes and minority interest increased 8.5% and net earnings increased 20% in the third quarter of 1996 when compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

Stryker's financial position at September 30, 1996 remained strong with cash and marketable securities of $250.2 million and working capital of $453.0 million. The Company generated $78.5 million of cash from operations in the first nine months of 1996 compared to $64.5 million of cash in the same period of 1995.

Accounts receivable at September 30, 1996 increased 3% from December 31, 1995 while days sales outstanding increased slightly to 67 days from 64 days at December 31, 1995. Inventories at September 30, 1996 increased 14% from December 31, 1995 and days in inventory increased to 152 days from 133 days at December 31, 1995. The Company's inventories grew by 14% due to higher unit volume, the conversion of certain portions of the Osteonics domestic distribution network to direct sales and the additional inventories acquired as a result of the Osteo Holdings AG ("Osteo") acquisition.

In September 1996, the Company made a cash payment of $41.5 million to purchase 100% of the outstanding stock of Osteo. During the first nine months of 1996, the Company repurchased 650,000 shares of common stock (after adjustment for the two-for-one stock split) in the open market at a cost of $14.9 million. These purchases brought the total shares repurchased under a December 9, 1993 repurchase authorization by the Company's Board of Directors to 895,000 of the 1,200,000 shares authorized. This repurchase authorization was replaced by a new authorization approved by the Board of Directors on April 24, 1996 for repurchases of up to 1,000,000 split-adjusted shares of common stock. Shares repurchased under the share repurchase programs will be used for employee stock option plans and other corporate purposes.

Cash and marketable securities of $250.2 million and anticipated future cash flows from operations are expected to be sufficient to fund future operating and capital requirements. The Company also has unsecured lines of credit with banks totaling $55.4 million, none of which was utilized at September 30, 1996.


                        PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)Exhibits -- The exhibit listed below is submitted as a separate section of this report following the signature page:

                 Exhibit (11) Statement Re: Computation of Earnings per Share of Common Stock

          (b)Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       STRYKER CORPORATION
                                      -------------------------------
                                           (Registrant)



October 25, 1996                          JOHN W. BROWN
----------------------------        --------------------------------
Date                                John W. Brown, Chairman, President
                                        and Chief Executive Officer
                                       (Principal Executive Officer)


October 25, 1996                          DAVID J. SIMPSON
----------------------------        --------------------------------
Date                                David J. Simpson, Vice President,
                                  Chief Financial Officer and Secretary
                                       (Principal Financial Officer)



EXHIBIT (11)--STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE OF
COMMON STOCK


                              Three Months Ended          Nine Months Ended
                                 September 30               September 30
                               1996        1995            1996        1995
                           -----------  ----------     -----------  ----------
Average number of shares
[S]                         [C]         [C]             [C]         [C]
 outstanding                96,700,000  96,998,000      96,862,000  96,894,000
                           ----------- -----------     -----------  ----------

Net earnings               $24,150,000 $20,130,000     $73,660,000 $61,340,000
                           =========== ===========     =========== ===========
Net earnings per share of
 common stock                     $.25        $.21            $.76        $.64
                                  ====        ====            ====        ====
Primary:
 Average shares outstanding 96,700,000  96,998,000      96,862,000  96,894,000

 Net effect of dilutive stock
   options, based on the
   treasury stock method using
   average market price      1,485,000   1,530,000       1,490,000   1,600,000
                           -----------  ----------      ----------  ----------
    Total Primary Shares    98,185,000  98,528,000      98,352,000  98,494,000
                           =========== ===========     =========== ===========
Fully Diluted:
 Average shares outstanding 96,700,000  96,998,000      96,862,000  96,894,000

 Net effect of dilutive stock
   options, using the period-
   end market price, if
   higher than average
   market price              1,814,000   1,618,000       1,772,000   1,668,000
                           -----------  ----------      ----------  ----------
 Total Fully Diluted Shares 98,514,000  98,616,000      98,634,000  98,562,000
                           =========== ===========     =========== ===========


Note:All share and per share data have been adjusted to reflect the two-for-one stock split effective for shareholders of record on May 10, 1996 as though it had occurred at the beginning of the periods presented. Shares subject to stock options are not included in the earnings per share computation because the present effect thereof is not materially dilutive.