Form 10-K405
period 1996-12-31
STRYKER CORP
filed 1997-03-25
CIK 310764

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended  December 31, 1996
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Based on the closing sales price of March 3, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,894,255,356.

The number of shares outstanding of the registrant's common stock, $.10 par value, was 96,890,416 at March 3, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual stockholders report for the year ended December 31, 1996 are incorporated by reference into Parts II and IV.

Portions of the proxy statement filed with the Securities and Exchange Commission relating to the 1997 Annual Meeting of Stockholders (the "1997 proxy statement") are incorporated by reference into Part III.


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

In September 1996, the Company purchased 100% of the outstanding common stock of Osteo Holding AG and subsidiaries ("Osteo"), Selzach, Switzerland. Osteo designs and manufacturers trauma products and reconstructive orthopedic devices.

PRODUCT SALES

The Company's products can be divided into three classes: Stryker Surgical Products, Stryker Medical Products, and Matsumoto Distributed Products. Stryker Surgical Products are designed, manufactured and marketed under the Osteonics, Dimso, Osteo, Stryker Instruments and Stryker Endoscopy names and principally serve the orthopedic market. Stryker Medical Products consist of specialty beds and stretchers and general patient room beds designed, manufactured and marketed under the Stryker Medical name and rehabilitation services provided through Physiotherapy Associates, Inc. Matsumoto Distributed Products represent products sourced by Matsumoto Medical Instruments, Inc., the Company's 51% owned subsidiary, from other companies for sale in Japan. The following amounts ($000's) and percentages are the sales during each of the three years ended December 31:

                                  1996             1995              1994
                               $       %        $        %        $      %
                            ________   ___   ________   ___   ________  ___
Stryker Surgical Products   $669,898    74%  $608,646    70%  $502,961   74%
Stryker Medical Products     196,083    21    158,516    18    135,520   20
Matsumoto Dist. Product       44,079     5    104,790    12     43,439    6
                            ________   ___   ________   ___   ________  ___

                            $910,060   100%  $871,952   100%  $681,920  100%
                            ========   ===   ========   ===   ========  ===

Approximately two-thirds of the Company's sales in 1996 and 1995 and approximately 60% of the Company's sales in 1994 consisted of products with short lives and service revenues, such as implants (while implants have a long useful life to the patient, they have a one-time use to the hospital), physical therapy revenues, disposables, expendable tools and parts and service and repair charges. The balance of sales in each of the years were of products that could be considered capital equipment, having useful lives in excess of one year.

The Company's backlog of firm orders is not considered material to an understanding of its business.

STRYKER SURGICAL PRODUCTS

Stryker Surgical products are designed and manufactured by Osteonics, Allendale, New Jersey; Dimso, Bordeaux, France; Osteo AG, Selzach, Switzerland; Stryker Instruments, Kalamazoo, Michigan; and Stryker Endoscopy, Santa Clara, California. The principal specialty served by Stryker Surgical products is orthopedics. Orthopaedic reconstructive products, such as hip, knee, shoulder and spinal implants, compression hip screws and interlocking compression nails, heavy-duty powered instruments, pulsating irrigation systems, cement injection systems, medical video cameras and arthroscopes are manufactured and marketed for use by the orthopaedic surgeon.

Osteonics designs and manufactures innovative total and partial hip, knee and shoulder replacements and associated instruments for sale around the world. These artificial implants are made of cobalt chrome or titanium alloys and are implanted in patients whose natural joints have been damaged by arthritis, osteoporosis, other diseases or injury. In late 1990, Osteonics became the first company to receive clearance from the U.S. Food & Drug Administration
(FDA) to commercially release for sale in the U.S. a hip implant with HA surface treatment. HA is a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to human bone. Osteonics' clinical experience with HA-coated hip stems now extends over ten years and their clinical performance continues to equal or exceed that of any comparable stem reported in the scientific literature.

The Osteonics Omniflex Hip Stem, which has been in clinical use since 1987 and has U.S. patent protection, provides a means for interoperatively fitting a femoral stem to the patient. The device allows the distal portion of the stem to be uncoupled from the femur, thus helping to avoid stress shielding of the femur's proximal bone.

In addition to OmniFlex, Osteonics offers a wide array of high performance cemented and cementless stems and cups, with which physicians may treat the spectrum of their primary and revision total hip requirements. For example, on the primary side, the Secur-Fit HA Stems and Acetabular Shells combine Osteonics revolutionary design concepts with its high quality hydroxylapatite coating on an abrasion resistant, titanium surface, to enhance bone loading and implant stability from the time of implantation onward. For revision indications, Osteonics offers its Restoration Hip
System, a versatile array of implants which is designed to address the variety of complex surgical needs and patient anomalies that are presented in revision surgery and where extensive fixation, both distally and proximally, is required to support the prosthesis.

The Osteonics Series 7000 Total Knee System, the Insight Knee Positioning and Alignment System and Passport Knee instrumentation provides the surgeon with a simplified, cost effect approach to total knee arthroplasty. The Series 7000 Total Knee System and Passport Knee instrumentation provide surgeons with the interoperative flexibility to address a wide range of patient needs, while the Insight Knee Positioning and Alignment System provide surgeons the ability to realize precise, customized knee alignment and superior leg position in knee surgery, which helps reduce the risk of post-operative complications.

In 1996, Osteonics launched the Osteonics Total Shoulder System and received FDA clearance for its N2/Vac packaging and sterilization process, which helps avoid the potential oxidative degradation of polyethylene bearing material.

Dimso designs and manufactures spinal implant systems for use by spinal surgeons in the treatment of degenerative spinal diseases and deformities and the stabilization of the spine in trauma cases. During 1995, Osteonics began to market a version of the Dimso spinal implant system in the United States following the receipt of U.S. FDA acceptance for limited surgical indications and, in 1997, will launch the Top Loading Connector and the Cross Connector. In 1996, Dimso launched, for international markets only, the Ogival Intersomatic Cage, which restores disk height space and allows lumbar vertebrae to be fused to stabilize the spine.

In September 1996, Stryker acquired Osteo Holding AG, a Swiss manufacturer of high quality orthopaedic and trauma products, including compression hip screws and interlocking compression nails for bone fixation in fracture cases. Sold in more than 50 countries, Osteo products have been especially successful in Europe and the Far East. Under the guidance of U.S. orthopedists' with whom Stryker has long-standing relationships, the Osteo line is being adopted to better meet the needs of American surgeons.

Stryker Instruments' products include a broad line of powered surgical drills, saws, fixation and reaming equipment and other surgical instruments that are used by surgeons for drilling, burring, rasping or cutting bone, wiring or pinning bone fractures and preparing hip or knee surfaces for the placement of artificial hip or knee joints. Stryker Instruments provides hundreds of different sized and shaped drill bits, burrs, blades, chisels and other attachments for use by the orthopaedic surgeon.

Stryker Instruments System 2000 Heavy Duty Battery Powered Instruments provides surgeons with a complete line of heavy duty instruments that are powerful, precise and maneuverable. In 1995, Stryker Instruments released the 4100 Cordless Driver, the first battery-powered wire driver, which provides trauma and sports medicine specialists the power and versatility needed in surgery.
In conjunction with joint replacement surgery, Stryker Instruments Advance Cement Mixing System greatly reduces the risk that air bubbles will weaken the long-term bond between implant and surrounding bone. For cleansing the surgical site during total joint arthroplasty, SurgiLav Plus, a disposable, self-contained pulsed lavage system is used due to its ease of use. Stryker Instruments CBC II System is a post-operative wound drainage and blood reinfusion device which enables joint replacement patients to receive their own blood rather than donor blood. For operating room personnel, Stryker Instruments Steri-Shield Personal Protection System (a product line purchased in 1994) uses an enclosed hood and toga to provide protection against contamination from blood and airborne particles.

Stryker Endoscopy products include medical video cameras, lightsources, arthroscopes, laparscopes, powered instruments and a disposable suction/irrigation device. These systems allow the surgeon to perform numerous surgical procedures through small incisions usually less than 2cm in length versus incisions that could be as long as ten inches. The advantage to the patient is shorter time spent in the operating room along with a reduced rehabilitation period.

Stryker Endoscopy offers two types of video cameras. A low cost single chip camera with procedure specific head configurations as well as a broadcast quality 3-Chip Camera, which has a programmable three function button allowing the surgeon to control documentation equipment and picture quality from the surgical site. Both can be used in virtually every surgical specialty. They have extremely high resolution, which is typically two to three times that of a standard television set as well as true color reproduction allowing the surgeon to see the anatomy as if he or she were looking at it with the naked eye. Stryker Endoscopy's fiber optic scopes range in diameter from 2.33mm to 10mm. These scopes contain a series of precision lenses as well as fiberoptics, which allow the surgeon to see into the body. The video camera is attached to the scope transmitting the image onto a monitor.

Stryker Endoscopy also produces a totally disposable suction irrigation device that allows the surgeon to irrigate tissue where necessary as well as remove the fluid, all out of a 5mm or 10mm portal. This device is also capable of cauterizing tissue when necessary. This product is self contained, and totally disposable eliminating the need for any additional equipment in the crowded operating room.

Stryker Instruments and Endoscopy both produce small, light "micro" powered tools and instruments that are used in orthopedics, maxillofacial surgery, functional endoscopic sinus surgery, neurosurgery, spinal surgery and plastic surgery. Stryker Instruments Total Performance System (TPS), which was released in 1996, provides a universal surgical system that can be used by several specialties. Spine and neuro surgeons use the TPS Universal Drill and TPS burs, while sports medicine and plastic surgeons use the TPS MicroDriver and TPS Sagittal Saw. The TPS System is also compatible with Stryker Endoscopy's SE5 Shaver System. Stryker Endoscopy's Hummer 2 Micro Debrider System is a powered instrument used in sinus surgery which incorporates new irrigation capabilities and specialized cutters for sinus surgery. This device eliminates the need for over 50% of the instrumentation required for sinoscopy surgery.

STRYKER MEDICAL PRODUCTS

Stryker Medical products consist of specialty stretchers, medical/surgical beds, intensive care unit beds, maternity beds and products and assorted room furnishings, which are assembled on a design-to-order basis at the Company's Medical Division in Kalamazoo, Michigan, and rehabilitation services provided through Physiotherapy Associates, Inc. Medical Division products are designed and developed through extensive clinical research, and tested in real-world environments before product designs are finalized. In 1996, the Medical Division introduced the Complete Care ICU bed for critical care units. This innovative treatment platform offers a load-cell patient weighing system to help avoid time-consuming, awkward transfers. An LCD monitor provides accurate readings with just a touch and the 90 degree fowler range makes it easy to take upright chest x-rays while the patient stays in bed. Similarly, the Medical Division plans to release in 1997 its FirstCare maternity bed for labor and delivery room and labor and delivery room postpartum settings. Ergonomically engineered features like a one-step breakdown foot section, adjustable seat section and powered pelvic tilt make positioning the patient for delivery more efficient and make it easy for clinicians to move quickly.

Stryker Medical product sales also include revenue of the Company's Physiotherapy Associates, Inc. subsidiary. This organization operates outpatient rehabilitation centers, which offer physical, occupational and speech therapy to patients who have suffered orthopaedic or neurological injuries. It focuses, in particular, on expediting injured workers' return to work. Physiotherapy Associates, Inc. is headquartered in Memphis, Tennessee and operates 185 outpatient physical therapy centers in 20 states and the District of Columbia.

MATSUMOTO DISTRIBUTED PRODUCTS

Matsumoto Distributed Products represent products sourced by Matsumoto Medical Instruments, Inc. from other companies for sale in Japan. These products are sold for use in the areas of orthopedics, ophthalmology, general surgery and emergency care.

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

Total expenditures for product research, development and engineering were $56,870,000 in 1996; $43,771,000 in 1995; and $39,630,000 in 1994. Research,
development and engineering expenses increased in 1996 and 1995 due principally to ongoing clinical trials of the Company's OP-1 Bone Growth Device and the development of new implant designs (the Secur-Fit HA total hip implant system and Restoration HA Hip System for revision surgery were developed in 1995), further enhancements to instrumentation related to knee replacement procedures, including development of the Insight Positioning and Alignment System in 1995 and the Passport knee instruments in 1996, the development of advanced powered instruments and video technology (the 4100 Cordless Driver, the first battery-powered wire driver, the next generation 810 3-Chip Camera System and the StrykeFlow suction/irrigator for laparoscopic surgery, all introduced in 1995 and the TPS advanced micro-powered instrument set, the 882 3-Chip Camera
System, the Hummer 2 Micro Debrider System and several new arthroscopy instruments, all introduced in 1996), the development of new specialized operating room equipment (the Advanced Cement Mixing System introduced in 1996), the development of new patient handling equipment (the Stryker Stretcher Chair introduced in 1995 and the Complete Care 2025 ICU Bed introduced in 1996).

In 1991, the Company received FDA approval to begin human clinical trials of its OP-1 Bone Growth Device which was developed in collaboration with Creative BioMolecules, Inc. (Creative), as part of a long-term research program funded by Stryker since 1985. This device is composed of recombinant human osteogenic protein (OP-1) and a bioresorbable collagen matrix. OP-1 is naturally present in the human body and directs a cascade of cellular events that result in bone growth. In preclinical studies, OP-1 induced the formation of new bone when implanted into bony defect sites. In addition, results from early-stage animal trials of OP-1 in cartilage repair have been encouraging. The initial human clinical study, which began in 1992, compares the efficacy of the OP-1 Bone Growth Device to autografts (the current standard bone graft procedure for the treatment of tibial non-union fractures, which uses bone chips removed from a patient's hip in a second operation) in the repair of non-union fractures of the tibia. The patients involved in the trial all suffered tibial fractures that showed no evidence of healing at least nine months from the initial injury and at least three months after any prior surgical intervention. Patients received either the OP-1 Bone Growth Device or autograft bone on a random basis. During 1996, the surgical procedures on the 122 patients in the Company's tibial non-union clinical trial were completed and preliminary data from two of 18 study sites indicate that the OP-1 Bone Growth Device is comparable to autograft. The data from the two sites have not yet undergone blinded radiographic analysis by an independent panel and represent only 15% of patients under study. Full analysis of all of the results, including blinded radiographic analysis by an independent panel, the primary endpoint in the study, is currently underway. In late 1995, the FDA allowed the Company to enlarge the scope of these trials for expanded indications of non-union fractures in all long bones. Additionally, the surgical procedures for several pilot human clinical trials in Europe in cases involving trauma, spine, and oral/maxillofacial indications were completed in 1996.

Stryker owns the patents on its osteogenic protein technology and has exclusive worldwide rights under those patents to develop, market and sell OP-1 for treatment, repair or replacement of bone and joint tissue. Creative has an exclusive license to the technology for use in other applications. Stryker and Creative are obligated to pay royalties to the other on its sales of OP-1 based products.

In 1996, the Company completed a royalty-free cross license agreement with Genetics Institute, Inc., which holds patents covering a molecule different from OP-1 that may produce similar effects. The agreement will enable Stryker to proceed to commercialize OP-1 unencumbered by patent litigation with this competitor. Others are also attempting to develop osteogenic proteins and bioresorbable carriers for the treatment, repair or replacement of bone and joint tissue. These other companies have filed and obtained patents in the U.S. and elsewhere claiming such compounds and methods of making them and using them and may in the future file and obtain other such patents. The Company can provide no assurance that it will not need a license under one or more of those patents to further expand the OP-1 program or whether such licenses will be available.

MARKETING

Most of the Company's products are marketed in the United States directly to more than 5,000 hospitals, and to doctors and other health care facilities, by the Company's sales force consisting of approximately 400 salespersons.
Stryker maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served. Certain products, primarily orthopaedic implants, are sold to hospitals in the United States through both direct sales forces and independent dealer organizations.

Approximately 23% of the Company's domestic revenues in 1996 were accounted for by sales to hospital cooperative buying groups and other large national accounts and 1% by sales to the Veterans Administration and other hospitals operated by the Federal government.

International sales accounted for 38% of total revenues in 1996. Stryker products are sold in over 100 foreign countries, through more than 450 local dealers whose efforts are coordinated by approximately 660 sales and marketing personnel who are local nationals, and through direct sales efforts. Stryker distributes its products through sales subsidiaries and branches with offices located in The Netherlands, Belgium, Finland, France, Germany, Italy, Spain, Switzerland, the United Kingdom, Australia, Hong Kong, Japan, Canada and Mexico. Stryker exports products to dealers and to customers in Latin America, the Middle East, Singapore, Korea, India, Taiwan, Malaysia, the CIS (former Soviet Union) and China. Additional information regarding the Company's foreign and domestic operations and export sales appearing in "Note 11-Geographic Data" on page 39 of the 1996 Annual Report is incorporated herein by reference.

The Company's business is generally not seasonal in nature; however, the number of orthopaedic surgeries is lower during the summer months.

COMPETITION

The Company is one of the six leading competitors in the U.S. market for orthopaedic reconstructive products, the others being Zimmer, USA Inc. (a subsidiary of Bristol-Myers, Squibb, Inc.), Howmedica, Inc.(a subsidiary of Pfizer, Inc.), DePuy Orthopedics, Inc., Biomet, Inc., and J&J Professional, Inc. (a subsidiary of Johnson & Johnson). While competition abroad varies from area to area, the Company believes it is also a leading factor in the international markets, with these same companies being its principal competitors.

In the international market for spinal implants, the Company is one of the four market leaders through its Dimso S.A. subsidiary, with the principal competitors being Sofamor Danek Group, Inc., AcroMed Corporation and the Synthes companies. The Company entered the U.S. market for spinal implants during 1995 and faces competition from these same and other companies.

In the powered surgical instruments market, Stryker is one of the three market leaders, with the principal domestic competitors being Zimmer and Midas-Rex, Inc.. These same companies are competitors in the international markets along with Aesculap-Werke AG, a large European manufacturer.

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

In the area of research and development of the Company's OP-1 Bone Growth Device, the Company believes that several companies are engaged in the research and development of morphogenic proteins for the repair of hard and soft tissues. Genetics Institute, Inc., a subsidiary of American Home Products Corporation, has also begun human clinical trials of a recombinant bone morphogenetic protein for repair of orthopaedic and other skeletal defects.
A number of other companies currently provide various other therapies, including allografts, bone fillers and electrical stimulation devices, for the treatment, repair or replacement of bone and joint tissue. The Company's
OP-1 Bone Growth Device, which is currently in clinical trials, would ultimately compete with these products and traditional therapies such as autografts.

The principal factors which the Company believes differentiate its products in these highly competitive markets and enable it to compete effectively are innovative products, reliability, service and reputation. The Company is not able to predict the effect that continuing efforts to reduce health care expenses generally and hospital costs in particular will have on the future sales of its products or its competitive position. (See "Regulation and Product Quality.") The Company believes that its competitive position in the future will depend to a large degree upon the new products and improvements in existing products it is able to develop. While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or attribute of a product represents a unique design or process. Patent or trademark protection of such products restricts competitors from duplicating these unique product designs and features. Stryker seeks to obtain patent protection whenever possible on its products. The Company currently has approximately 130 U.S. patents and 115 foreign patents which generally expire in the next 10-15 years.

MANUFACTURING AND SOURCES OF SUPPLY

The Company's manufacturing processes consist primarily of precision machining, metal fabrication and assembly operations and the investment casting of cobalt chrome and finishing of cobalt chrome and titanium. Approximately 19% of the Company's cost of sales in 1996 represented finished products which were purchased complete from outside suppliers. The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components and uses outside sources for certain finishing operations such as plating, hardening and coating of machined components and sterilization of certain products. The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys. In all, purchases from outside sources were approximately 42% of the total cost of sales in 1996.

Pursuant to the Company's agreement with Creative, Creative has the exclusive right and obligation to supply the Company's worldwide commercial requirements of OP-1 Bone Growth Device as long as certain conditions relating to quality, quantity and pricing are satisfied.

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

The FDA's "Good Manufacturing Practices" and "Quality System" regulations set forth standards for the Company's product design and manufacturing processes, require the maintenance of certain records and provide for inspections of the Company's facilities by the FDA. There are also certain requirements of state, local and foreign governments which must be complied with in the manufacturing and marketing of the Company's products. The Company believes that the manufacturing and quality control procedures it employs meet the requirements of these regulations.

Most of the Company's new products fall into FDA classifications which require notification of and review by the FDA before marketing (submitted as a 510(k)). The Company's Osteogenic Protein Device (see "Product Development") requires extensive clinical testing, consisting of safety and efficacy studies, followed by a Pre-Market Approval (PMA) application. The Company currently is in the clinical testing stage of this process and has not yet filed a PMA application but expects to do so in late 1997. A panel of industry and medical experts will review the results of clinical studies and make their recommendations to the FDA. If there is a positive recommendation by the panel, the FDA may grant a PMA allowing the product to be marketed.

Stryker also is subject to the laws that govern the manufacture and distribution of medical devices of each country in which the Company manufactures or sells products. The member states of the European Union ("EU") have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain CE marks for their products by June 14, 1998. Stryker has authorization to apply the CE mark to its hip, knee, upper extremity, spinal implant and trauma products, its SE 5 Arthroscopy System, its castcutter, and its Medical Division products, and continues to work to obtain CE marks for all other products that it will manufacture or distribute in EU member states.

Government agencies and legislative bodies in the United States and other countries are considering various proposals designed to hold down increases in health care costs. It is impossible to predict at this time the long-term impact of such cost containment measures on the Company's future business.

EMPLOYEES

At December 31, 1996, the Company had 5,274 employees worldwide, including 1,571 involved in manufacturing, warehousing and distribution operations, 1,402 in marketing and sales, 265 in research, development and engineering, 698 providing physical, occupational and speech therapy and the balance in general management and administration. No employees are covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

Item 2.  PROPERTIES

The Company has the following properties:

                                                                       OWNED/
            FACILITY                        LOCATION           SQ FT   LEASED
            ________                        ________           _____   ______
Manufacturing, warehousing and        Portage, Michigan       212,000  Owned
distribution facility for surgical
instruments products and administra-
tive offices for Stryker Instruments
division.

Manufacturing, warehousing and        Portage, Michigan       150,000  Owned
distribution facilities for beds,     Kalamazoo, Michigan      86,000  Owned
stretchers and furniture and admini-
strative offices for Stryker Medical
division.

Manufacturing and warehousing         Allendale, New Jersey   153,000  Leased
facility for orthopedic implant
business and administrative offices
for Osteonics division.

Manufacturing, warehousing and        Santa Clara, California 110,000  Leased
distribution facility for endoscopy
business and administrative offices
of Stryker Endoscopy division.

Manufacturing facility for surgical   Arroyo, Puerto Rico    119,000  Leased
instruments and endoscopy business.

Administrative offices for            Memphis, Tennessee      16,000  Owned
Physiotherapy Associates located in   United States          568,000  Leased
Memphis, Tennessee and 185 individual
physical therapy clinics located
throughout the United States.

Warehousing and administrative        Japan                  105,000  Owned
offices for Matsumoto Medical
Instruments, Inc. in Osaka, Japan.
Sales branches including warehousing
and sales facilities in eight other
cities in Japan.

Manufacturing, warehousing and       Selzach, Switzerland    48,100  Owned
distribution facilities for trauma   Bellach, Switzerland     1,390  Owned
and orthopedic products and          Selzach, Switzerland    12,000  Leased
administrative offices for Osteo AG.

Administrative offices for Stryker   Natick, Massachusetts    6,000  Leased
Biotech.

Manufacturing and warehousing        Bordeaux, France        28,000  Owned
facilities for spinal implant        Bordeaux, France         5,000  Leased
products and administrative
offices for Dimso SA.

Administrative offices for Stryker   Kalamazoo, Michigan     14,000  Leased
Corporation.

Domestic sales and administrative    United States          101,000  Leased
offices throughout the United
States.

Foreign sales and administrative     World-wide             213,000  Leased
offices throughout the world.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant and plaintiff in various legal actions arising in the normal course of business. The Company does not anticipate material losses as a result of these actions.

In September 1996, the United States Court of Appeals for the Federal Circuit affirmed the 1995 decision of the Federal District Court for the Eastern District of New York awarding the Company damages, attorney fees and interest for infringement of the Company's U.S. patent on its OmniFlex Hip System. A petition for rehearing or rehearing en banc was denied by the Federal Circuit in December 1996 and the Company was paid $77,600,000. The Company recognized a pre-tax gain, net of related legal fees and other expenses of $61,094,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS

Certain information with respect to the executive officers of the Company is set forth in Item 10 of this report.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded in the over-the-counter market on The NASDAQ Stock Market under the symbol STRY. Quarterly stock prices appearing under the caption "Summary of Quarterly Data" on page 41 of the 1996 Annual Report and dividend information for the years ended December 31, 1996 and 1995 under the caption "Ten Year Review" on page 22 of the 1996 Annual Report are incorporated herein by reference. The Company's Board of Directors intends to consider a year-end cash dividend annually at its December meeting.

On December 31, 1993, the Company's Board of Directors authorized the repurchase in the open market from time to time, depending upon prevailing market conditions, of up to 1,200,000 shares of its common stock (after adjustment for the two-for-one stock split) of which 895,000 split-adjusted shares had been repurchased under this plan. This repurchase authorization was replaced by a new authorization approved by the Company's Board of Directors on April 24, 1996, for repurchase of up to 1,000,000 split adjusted shares of common stock. At March 20, 1997, 11,200 shares had been repurchased under this plan.

On December 31, 1996, there were 3,306 stockholders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The financial information for each of the five years in the period ended December 31, 1996 under the caption "Ten Year Review" on pages 22 and 23 of the 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 through 27 of the 1996 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries and report of independent auditors, included on pages 28 through 42 of the 1996 Annual Report are incorporated herein by reference.

Quarterly results of operations appearing under the caption "Summary of Quarterly Data" on page 41 of the 1996 Annual Report are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Information regarding the directors of the Company appearing under the caption "Election of Directors" and the information appearing under the caption "Miscellaneous - Section 16 Reporting" in the 1997 proxy statement is incorporated herein by reference.

Information regarding the executive officers of the Company appears below. All officers are elected annually. Reported ages are as of January 31, 1997.

John W. Brown, age 62, has been Chairman of the Board since January 1981, and President and Chief Executive Officer of the Company since February 1977. He is also a director of Lunar Corporation, a medical products company, First of America Bank Corporation, a bank, the Health Industry Manufacturers Association and The American Business Conference.

Ronald A. Elenbaas, age 43, was appointed President of the Surgical Group in 1985 and has been a Vice President of the Company since August 1983. Previously he was the Director of Surgical Sales since May 1982. Since joining the Company in September 1975 he has held various other positions, including Sales Representative, Marketing Product Manager, Plant Manager, Canadian Sales Director, Assistant to the President and Director of Customer Relations.

Michael R. Mainelli, Jr., age 35, was appointed Vice President, Business Development and Assistant to the Chairman upon joining the Company in April 1996. He had previously spent twelve years with General Electric Company in manufacturing, marketing, and product line management positions. Most recently he was responsible for world-wide planning, development, and marketing of magnetic resonance imaging products at GE Medical Systems.

William T. Laube, III, age 57, was appointed President of Stryker Pacific Group in 1985 and has been a Vice President of the Company since March 1979. Since joining the Company in July 1975 he has held various international sales management positions.

Edward B. Lipes, age 44, was appointed a Vice President of the Company in May 1994 and has been President of Osteonics Corp. since August 1989. He held the position of President, Physiotherapy Associates, Inc. upon joining the Company in April 1988.

Christopher F. Homrich, age 37, was appointed Treasurer upon joining the Company in April 1996. He had previously been Assistant Treasurer at Ingram Industries Inc., a privately held corporation with business activities including wholesale distribution of microcomputer products, books and video cassettes, inland marine transportation, oil and gas wellhead manufacturing and insurance since June 1991.

David J. Simpson, age 50, was appointed Vice President, Chief Financial Officer and Secretary upon joining the Company in June 1987. He had previously been Vice President and Treasurer of Rexnord Inc., a manufacturer of industrial and aerospace products, since July 1985.

Thomas R. Winkel, age 44, was appointed President of Stryker Americas/Middle East in March 1992 and has been a Vice President of the Company since December 1984. He had previously been Vice President, Administration since June 1987. Since joining the Company in October 1978 he has held various other positions, including Assistant Controller, Secretary and Corporate Controller.

Jeffrey R. Winter, age 38, was appointed Controller upon joining the Company in October 1996. He had previously been a Senior Manager at Ernst & Young LLP, independent public accountants, since October 1991.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding the compensation of the management of the Company appearing under the captions "Director Compensation" and "Executive Compensation" in the 1997 proxy statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions "Beneficial Ownership of More than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the 1997 proxy statement is incorporated herein by reference.

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

                      (ii)* Supplemental Savings and Retirement Plan (as
                             Amended Effective January 1, 1995).--Incorporated by reference to Exhibit 10(iii) to the Company's Form 10-K for the year ended December 31, 1994 (Commission File No. 0-9165)

                     (iii)* Resolution amending Supplemental Savings and Retirement Plan (effective January 1,1996).

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

                     Exhibit 13-Annual report to security holders

                               (i) Portions of the 1996 Annual Report that are incorporated herein by reference.

                     Exhibit 21-Subsidiaries of the registrant

                       (i)  List of Subsidiaries.

                     Exhibit 23-Consents of experts and counsel

                       (i)  Consent of Independent Auditors.

                     Exhibit 27-Financial data schedule

                       (i)  Financial data schedule (included in EDGAR filing
                             only).

          (b)    Reports on Form 8-K - Filed in the fourth quarter of 1996.

                     Form 8-K dated October 1, 1996.

                     Item 5. Other Events - Disclosure of United States Court of Appeals for the Federal Circuit decision affirming the 1995 decision of the Federal District Court awarding the Company damages in a patent suit brought by the Company.

                     Item 7. Financial Statements and Exhibits - Exhibit, press release.

          (c)    Exhibits - Exhibit Index appears on page 19 of this report.

          (d)    Financial statement schedules - The response to this portion of
                 Item 14 is submitted as a separate section of this report following the signature page.

* compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                           STRYKER CORPORATION

Date: 3/20/97                                DAVID J. SIMPSON
                                   David J. Simpson, Vice President, Chief
                                      Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




JOHN W. BROWN              3/20/97        DAVID J. SIMPSON             3/20/97
__________________________________        ____________________________________
John W. Brown, Chairman, President        David J. Simpson, Vice President,
 and Chief Executive Officer               Chief Financial Officer and
 (Principal Executive Officer)             Secretary
                                           (Principal Financial Officer)



HOWARD E. COX, JR.         3/20/97        JEFFREY R. WINTER            3/20/97
__________________________________        ____________________________________
Howard E. Cox, Jr.-Director               Jeffrey R. Winter, Controller
                                           (Principal Accounting Officer)



DONALD M. ENGELMAN         3/20/97        RONDA E. STRYKER            3/20/97
__________________________________        ___________________________________
Donald M. Engelman, Ph.D.-Director        Ronda E. Stryker-Director




JEROME H. GROSSMAN         3/20/97        WILLIAM U. PARFET           3/20/97
__________________________________        ___________________________________
Jerome H. Grossman,M.D.-Director          William U. Parfet-Director




JOHN S. LILLARD            3/20/97
__________________________________
John S. Lillard-Director




                      ANNUAL REPORT ON FORM 10-K

                  ITEM 14(a)(1) and (2), (c) and (d)

    LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                           CERTAIN EXHIBITS

                     FINANCIAL STATEMENT SCHEDULE

                     YEAR ENDED DECEMBER 31, 1996

                         STRYKER CORPORATION

                         KALAMAZOO, MICHIGAN




FORM 10-K--ITEM 14(a)(1), (2) AND (d)

STRYKER CORPORATION AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Stryker Corporation and subsidiaries and report of independent auditors, included in the annual stockholders report of the registrant for the year ended December 31, 1996, are incorporated by reference in Item 8:

   Report of independent auditors

   Consolidated balance sheets--December 31, 1996 and 1995.

   Consolidated statements of earnings--years ended December 31, 1996, 1995 and 1994.

   Consolidated statements of stockholders' equity--years ended December 31, 1996, 1995 and 1994.

   Consolidated statements of cash flows--years ended December 31, 1996, 1995 and 1994.

   Notes to consolidated financial statements--December 31, 1996.

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




                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      STRYKER CORPORATION AND SUBSIDIARIES

      Column A          Column B        Column C         Column D   Column E

                                        Additions
                                 ________________________
                                     (1)         (2)
                                              Charged
                        Balance at  Charged   to Other               Balance
                        Beginning  to Costs   Accounts-  Deductions-  at End
     Description        of Period  & Expenses Descrb.<F2>Descrb.<F1> of Period
DEDUCTED FROM ASSET
 ACCOUNTS

Allowance for Doubtful
 Accounts

Year ended Dec 31, 1996 $7,800,000 $3,865,000            $2,165,000 $9,800,000
                        ========== ==========            ========== ==========
Year ended Dec 31, 1995 $6,400,000 $1,934,000              $534,000 $7,800,000
                        ========== ==========            ========== ==========
Year ended Dec 31, 1994 $3,800,000 $3,090,000   $800,000 $1,290,000 $6,400,000
                        ========== ==========   ======== ========== ===========

<FN1>  Uncollectible amounts written off, net of recoveries

<FN2>  Represents allowance for doubtful accounts acquired in connection with the acquisition of an additional 31% of Matsumoto Medical Instruments, Inc. in August 1994, thereby increasing the Company's direct ownership in Matsumoto to 51% and requiring Matsumoto's consolidation with Stryker beginning with that date.




FORM 10-K--ITEM 14(c)

STRYKER CORPORATION AND SUBSIDIARIES

Exhibit Index


Exhibit
                                                                  Page*
(3)  Articles of incorporation and by-laws
     (i)  Restated Articles of Incorporation and amendment thereto
          dated December 28, 1993.. . . . . . . . . . . . . .      13**

    (ii)  By Laws . . . . . . . . . . . . . . . . . . . . . .      13**

(10) Material contracts
     (i)  1988 Stock Option Plan as amended . . . . . . . . .      14**

    (ii)  Supplemental Savings and Retirement Plan
          (as Amended Effective January 1, 1995). . . . . . .      14**

   (iii)  Resolution amending the Supplemental Savings
          and Retirement Plan (effective January 1, 1996) . .      20

    (iv) Description of bonus arrangements between the Company and certain officers, including Messrs. Brown, Elenbaas,
          Laube, Lipes, Simpson and Winkel  . . . . . . . . .      21

(11)      Statement re computation of per share earnings
     (i)  Statement Re: Computation of earnings per share of
          common stock. . . . . . . . . . . . . . . . . . . .      22

(13)      Annual report to security holders
     (i)  Portions of the 1996 Annual Report that are
          incorporated herein by reference. . . . . . . . . .      14**

(21)      Subsidiaries of the registrant
     (i)  List of Subsidiaries. . . . . . . . . . . . . . . .      23

(23)      Consents of experts and counsel
     (i)  Consent of Independent Auditors . . . . . . . . . . .    24

(27)      Financial data schedule
     (i)  Financial data schedule (included in EDGAR filing only)

 *Page number in sequential numbering system where such exhibit can be found, or it is stated that such exhibit is incorporated by reference.

**Incorporated by reference in this Annual Report on Form 10-K.


                                                       EXHIBIT (10)(iii)



     RESOLUTION AMENDING SUPPLEMENTAL SAVINGS AND RETIREMENT PLAN
(Adoped at a meeting of the Board of Directors of Stryker Corporation held on Wednesday, December 6, 1995)


   RESOLVED, that the Stryker Corporation Supplemental Savings and Retirement Plan (the "Supplemental Plan") be, an it hereby is, ameded effective January 1, 1996, to eliminate from the definition of Compensation the proviso limiting Compensation to 200% of the
   Section 401(a)(17) Limitation.

   Further RESOLVED, that the proper Officers of the Company be, and they hereby are, authorized and directed to take such steps as they deem necessary or appropriate to effectuate the intent of the foregoing resolutions.

   Further RESOLVED, that the proper Officers of the Company be, and they hereby are, authorized and directed to adopt from time to time such technical amendments, and such other amendments that are not expected give rise to a material cost increase to the Company, to the Supplemental Plan and to the Company's savings plans as they deem necessary or appriate.

                                                       EXHIBIT (10)(iv)





                  DESCRIPTION OF BONUS ARRANGEMENTS


The Company has entered into bonus arrangements with certain executive officers for 1997, including Mr. Brown, Mr. Elenbaas, Mr. Laube, Mr. Lipes, Mr. Simpson and Mr. Winkel, based on specific performance criteria including sales, profits and asset management. The aggregate amount of such bonuses is not expected to exceed $1,800,000.

                                                        EXHIBIT (11)





   STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK

                                          Year Ended December 31
                                  ___________________________________
                                      1996        1995        1994
                                  ___________  __________  __________
Average number of shares
outstanding                        96,838,000  96,936,000  96,734,000
                                 ____________ ___________ ___________
Net earnings                     $104,460,000 $87,010,000 $72,400,000
                                 ============ =========== ===========
Net earnings per share of
common stock                            $1.08       $0.90       $0.75
                                        =====       =====       =====
Primary:
  Average shares outstanding       96,838,000  96,936,000  96,734,000

Net effect of dilutive stock
options, based on the treasury
stock method using average market
price                               1,743,000   1,598,000   1,474,000
                                   __________  __________  __________
Total Primary Shares               98,581,000  98,534,000  98,208,000
                                   ==========  ==========  ==========
Fully Diluted:
  Average shares outstanding       96,838,000  96,936,000  96,734,000

Net effect of dilutive stock
options, using the year-end
market price, if higher then
average market price                1,763,000   1,796,000   1,540,000
                                   __________  __________  __________
    Total Fully Diluted Shares     98,601,000  98,732,000  98,274,000
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

                                                           EXHIBIT (21)

                         List of Subsidiaries


                                                    State or Country of
Name of Subsidiary                                     Incorporation

Diagnostic Treatment Rehabilitation Clinic Limited     United Kingdom
Dimso Iberica S.A.                                     Spain
Dimso SA                                               France
Favro B.V.                                             The Netherlands
N.V. Stryker S.A.                                      Belgium
Oscobal AG                                             Switzerland
Osteo AG                                               Switzerland
Osteo America                                          New Jersey
Osteo Australia Pty. Limited                           Australia
Osteo Deutschland GmbH                                 Germany
Osteo France SARL                                      France
Osteo Holding AG                                       Switzerland
Osteo Polska SP.z0.0                                   Poland
Osteonics Corp.                                        New Jersey
Physiotherapy Associates, Inc.                         Michigan
Physiotherapy Associates UK Ltd.                       United Kingdom
Stryker AB                                             Sweden
Stryker Arroyo, Inc.                                   Delaware
Stryker A/S                                            Denmark
Stryker Australia Pty. Ltd.                            Australia
Stryker B.V.                                           The Netherlands
Stryker (Barbados) Foreign Sales Corporation           Barbados
Stryker Biotech B.V.                                   The Netherlands
Stryker Biotech France SARL                            France
Stryker Canada Inc.                                    Canada
Stryker China Limited                                  Hong Kong
Stryker Corporation (Chile) y Compania Limitada        Chile
Stryker Corporation (Malaysia) SDN.BHD.                Malaysia
Stryker Deutschland GmbH                               Germany
Stryker Far East, Inc.                                 Delaware
Stryker France SA                                      France
Stryker Korea Ltd.                                     Korea
Stryker B.V.                                           The Netherlands
Stryker Mexico, S.A. de C.V.                           Mexico
Stryker-Osteonics SA                                   Switzerland
Stryker/Osteonics PTY Ltd.                             South Africa
Stryker Ostereich GmbH                                 Austria
Stryker Pacific Limited                                Hong Kong
Stryker Puerto Rico, Inc.                              Delaware
Stryker SA                                             Switzerland
Stryker Sales Corporation                              Michigan
Stryker Singapore Private Limited                      Singapore

Stryker Corporation directly or indirectly owns 100% of the outstanding voting securities of each of the above-named subsidiaries.

Stryker is a 51% investor in:
     Matsumoto Medical Instruments, Inc.               Japan

Stryker effectively controls:
     Stryker India Medical Equipment Private Limited   India





                                                            Exhibit 23



                     CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in this Annual Report (Form 10K) of Stryker Corporation of our report dated January 31, 1997, included in the 1996 Annual Report to Stockholders of Stryker Corporation.

Our audits also included the financial statement schedule of Stryker Corporation and subsidiaries listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidation financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also consent to the incorporation by reference in the Registration State-ment Number 33-55662 on Form S-8 dated December 11, 1992, Registration Statement Number 2-96467 on Form S-8 dated April 4, 1985, Registration Statement Number 33-32240 on Form S-8 dated November 20, 1989, and to the related prospectus for each of the registration statements of our report dated January 31, 1997, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10K) of Stryker Corporation.


                                        ERNST & YOUNG LLP

Kalamazoo, Michigan
March 17, 1997