Form 10-Q
period 1997-03-31
STRYKER CORP
filed 1997-05-07
CIK 310764

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended    March 31, 1997
                                        --------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from        to
                                     -------   -------

                          Commission file number  0-9165
                                                  ------
                           STRYKER CORPORATION
                        --------------------------
          (Exact name of registrant as specified in its charter)

       Michigan                                   38-1239739
-------------------------------                   -----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

P.O. Box 4085, Kalamazoo, Michigan                49003-4085
---------------------------------------           ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:    (616) 385-2600
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
                                   Yes  X    No
                                       ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

96,004,692 shares of Common Stock, $.10 par value, as of April 30, 1997.


                      PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   STRYKER CORPORATION AND SUBSIDIARIES
                               (UNAUDITED)

                                              March 31  December 31
                                                1997        1996
                                             --------     --------
                                      (in thousands, except per share amounts)

ASSETS
CURRENTS ASSETS
  Cash and cash equivalents                  $143,609     $175,673
  Marketable debt securities                  161,690      191,900
  Accounts receivable, less allowance
     of $9,600 (1996 - $9,500)                175,304      166,052
  Inventories                                 126,439      127,387
  Deferred income taxes                        74,082       78,034
  Prepaid expenses and other current assets    13,875       14,491
                                             --------     --------
                    TOTAL CURRENT ASSETS      694,999      753,537
PROPERTY, PLANT AND EQUIPMENT, less
  allowance for depreciation                  167,654      172,303
OTHER ASSETS                                   69,135       67,666
                                             --------     --------
                                             $931,788     $993,506
                                             ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                           $ 48,707     $ 62,433
  Accrued compensation                         25,762       37,693
  Income taxes                                 46,260       56,723
  Accrued expenses and other liabilities       77,207       90,489
  Current maturities of long-term debt          2,013        4,403
                                             --------     --------
               TOTAL CURRENT LIABILITIES      199,949      251,741

LONG-TERM DEBT, excluding current maturities   84,589       89,502
OTHER LIABILITIES                              34,616       36,034
MINORITY INTEREST                              77,959       85,868
STOCKHOLDERS' EQUITY
  Common stock, $.10 par value:
     Authorized-150,000 shares
     Outstanding-96,075 shares (1996-96,787)    9,608        9,679
  Additional paid-in capital                        0        5,922
  Retained earnings                           530,290      514,318
  Unrealized gains (losses) on securities        (741)       1,196
  Foreign translation adjustments              (4,482)        (754)
                                             --------     --------
              TOTAL STOCKHOLDERS' EQUITY      534,675      530,361
                                             --------     --------
                                             $931,788     $993,506
                                             ========     ========

See accompanying notes to condensed consolidated financial statements.

              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                   STRYKER CORPORATION AND SUBSIDIARIES
                               (UNAUDITED)

                                         Three Months Ended
                                              March 31
                                           1997      1996
                                       --------  --------
                                       (in thousands, except
                                         per share amounts)


Net Sales                              $239,536  $217,623

Costs and expenses:
 Cost of sales                           97,685    89,336
 Research, development and engineering   13,698    12,264
 Selling, general and administrative     84,013    76,155
                                       --------  --------
                                        195,396   177,755
                                       --------  --------
                   OPERATING INCOME      44,140    39,868

Other income                              4,019     1,897
                                       --------  --------
   EARNINGS BEFORE INCOME TAXES AND
                  MINORITY INTEREST      48,159    41,765
Income taxes                             17,820    15,870
                                       --------  --------
  EARNINGS BEFORE MINORITY INTEREST      30,339    25,895
Minority interest                          (319)     (875)
                                       --------  --------
                       NET EARNINGS    $ 30,020  $ 25,020
                                       ========  ========
Net earnings per share of common stock     $.31      $.26
                                           ====      ====
Average outstanding shares for
   the period                             96,863   97,146


See accompanying notes to condensed consolidated financial statements.

In 1996 the Company declared a cash dividend of ten cents per share to shareholders of record on December 31, 1996, payable on January 31, 1997. No cash dividends have been declared during 1997.



             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   STRYKER CORPORATION AND SUBSIDIARIES
                               (UNAUDITED)
                                               Three Months Ended
                                                    March 31
                                                1997         1996
                                             --------     --------
                                                 (in thousands)
OPERATING ACTIVITIES
  Net earnings                               $ 30,020    $ 25,020
  Adjustments to reconcile net earnings to
   net cash provided by (used in) operating
   activities:
     Depreciation                               6,393       5,925
     Amortization                               3,345       1,038
     Minority interest                            319         875
     Changes in operating assets and
      liabilities, net of effects of
      business acquisitions:
          Accounts receivable                 (16,113)     (3,913)
          Inventories                          (5,880)     (8,759)
          Accounts payable                    (13,041)      1,874
          Accrued expenses                    (15,517)     (6,762)
          Income taxes                        (12,231)     12,729
          Other                                  (239)     (4,845)
                                             --------       -----
          NET CASH PROVIDED BY (USED IN)
                    OPERATING ACTIVITIES      (22,944)     23,182

INVESTING AND FINANCING ACTIVITIES
  Purchases of property, plant and equipment   (7,050)     (7,803)
  Sales (purchases) of marketable securities   30,210     (10,960)
  Business acquisitions                        (4,999)     (3,399)
  Payments on borrowings                       (1,278)       (359)
  Dividends paid                               (9,679)     (4,370)
  Proceeds from exercise of stock options       3,255       2,259
  Repurchases of common stock                 (23,296)     (2,436)
  Other                                         4,920      (1,267)
                                             --------    --------
          NET CASH USED IN INVESTING AND
                    FINANCING ACTIVITIES       (7,917)    (28,335)

Effect of exchange rate changes on cash
 and cash equivalents                          (1,203)         31
                                             --------    --------

   DECREASE IN CASH AND CASH EQUIVALENTS    ($ 32,064)   ($ 5,122)
                                             ========    ========


See accompanying notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   STRYKER CORPORATION AND SUBSIDIARIES
                               (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


2.   INVENTORIES

Inventories are as follows (in thousands):

                                         March 31  December 31
                                           1997        1996
                                        ---------  -----------
       Finished goods                    $ 91,200     $ 94,424
       Work-in-process                     10,429        8,328
       Raw material                        32,164       31,989
                                        ---------  -----------
        FIFO Cost                         133,793      134,741
       Less LIFO reserve                    7,354        7,354
                                        ---------  -----------
                                         $126,439     $127,387
                                        =========  ===========

FIFO cost approximates replacement cost.


3.   BUSINESS ACQUISITIONS

During the first quarter of 1997, the Company's subsidiary, Physiotherapy Associates, Inc., purchased certain physical therapy clinic operations at an aggregate cost of $1.7 million. In addition, the Company purchased an additional 1% of the outstanding common stock of Matsumoto Medical Instruments, Inc. at a cost of $1.3 million, thereby increasing its direct ownership interest in Matsumoto to 53%. The Company also purchased the InfraVision product line, which is an infra-red detection technology used in laparoscopic surgery, at a cost of $2.0 million. All of the above acquisitions were accounted for by the purchase method. Any intangible assets acquired in the above acquisitions are being amortized over periods ranging from five to fifteen years. Pro forma consolidated operating results including the acquisitions would not differ significantly from reported results.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations
---------------------

The table below sets forth domestic/international and product line sales information:

                                Three Months Ended
                                     March 31
                                                       %
                                  1996      1995    Change
                                --------  --------  ------
Domestic/International Sales
   Domestic                    $149,592  $133,687     12
   International                 89,944    83,936      7
                               --------  --------
Total Net Sales                $239,536  $217,623     10
                               ========  ========
Product Line Sales
   Stryker Surgical            $178,619  $161,475     11
   Stryker Medical               51,337    43,562     18
   Matsumoto Distributed
    Products                      9,580    12,586    (24)
                               --------  --------
Total Net Sales                $239,536  $217,623     10
                               ========  ========

Stryker Corporation's net sales increased 10% in the first quarter of 1997 compared to the same period in 1996. Increased unit volume generated a 13% sales increase. Net sales also increased 4% as a result of acquired businesses. These increases were partially offset by a 5% decrease arising from changes in foreign currency exchange rates, a 1% decline from a divested business and a 1% decline in selling prices.

The Company's domestic sales increased 12% in the first quarter of 1997 compared to 1996. The domestic sales increase results from higher shipments of orthopaedic implants, powered surgical instruments and endoscopic equipment and increased revenue from physical therapy services and higher shipments of hospital beds and stretchers. International sales increased 7% in the first quarter of 1997 compared to the same period of 1996. The increase in international sales is the result of strong shipments of Stryker Surgical products, which more than offset unfavorable currency comparisons which reduced the dollar value of the international sales increase by $9.8 million, or 12%, for the quarter.

Stryker Surgical product sales (principally orthopaedic products) increased 11%, led by increased shipments of orthopaedic implants, powered surgical instruments and endoscopic equipment reduced by lower dollar translation of foreign currency sales. Stryker Medical product sales (principally stretchers/beds and physical therapy services) increased 18% in the first quarter resulting from higher physical therapy revenues and increased shipments of hospital beds and stretchers.

Sales of Matsumoto distributed products, which are sourced from other companies for sale in Japan, declined 24% in the first quarter but were comparable to fourth quarter 1996 levels. The decline resulted principally from unfavorable foreign currency comparisons in Japan.

In January 1997, the Company sold its Sterilizer Service Division, which was engaged in the sale, service and repair of sterilizers and related hospital equipment. The Division reported sales of $9.6 million in 1996 as part of the Stryker Medical Group. This transaction did not have a material impact on the Company's operating results.

Cost of sales in the first quarter of 1997 represented 40.8% of sales compared to 41.1% in the same period of 1996. Research, development and engineering (R,D&E) expense increased 12% in the first quarter, and represented 5.7% of sales in 1997 principally as a result of the continued development of the OP-1 bone growth device at Stryker Biotech and the Company-wide focus on new product development. The Company's commitment to product development has resulted in several new products which were introduced at the American Academy of Orthopaedic Surgeons in February 1997 including the ScorpioT Knee system, TPST advanced micro-powered instruments, the Advanced Cement Mixing System, the Model 882 3-Chip Camerar and the TempestT Arthroscopy Pump. Selling, general and administrative (S,G&A) expenses increased 10% in the first quarter of 1997 compared to the same period of 1996. The increase in S,G&A costs is principally a result of increased sales expenses resulting from higher shipments. S,G&A costs increased to 35.1% of sales in the first quarter of 1997 compared to 35.0% in the same period of 1996. Other income increased $2.1 million in the first quarter of 1997 compared to the first quarter of 1996 due to increased interest income attributable to higher levels of invested cash and lower interest expense on the Company's yen denominated debt.

The effective tax rate decreased to 37% in the first quarter of 1997 compared to 38% in the first quarter of 1996 due to a decline in earnings reported by Matsumoto, which are taxed at the higher Japanese tax rate. The earnings decline at Matsumoto also led to a reduction in the minority interest charge in the first quarter of 1997 as compared to the same period of 1996. In the first quarter of 1997, earnings before income taxes and minority interest increased 15% and net earnings increased 20% compared to the first quarter of 1996.

Liquidity and Capital Resources
-------------------------------

Stryker's financial position at March 31, 1997 remained strong with cash and marketable securities of $305.3 million and working capital of $495.1 million. Accounts receivable at March 31, 1997 increased 6% from December 31, 1996 as a result of increased sales and a 4-day increase in days sales outstanding from a record low of 62 days at December 31, 1996 to 66 days at March 31, 1997. Inventories at March 31, 1997 decreased 1% from December 31, 1996 and days in inventory increased to 123 days from 104 days at December 31, 1996.

The Company used $22.9 million of cash from operations in the first quarter of 1997, compared to $23.2 million of cash generated in the same period of 1996. The large use of cash in the first quarter is the result of paying attorney fees and taxes totaling $37.9 million on the patent judgment received in the fourth quarter of 1996. Excluding those payments, cash flow from operations would be $7.9 million. During the first quarter of 1997, the Company repurchased 904,000 shares of common stock in the open market at a cost of $23.3 million. In April 1997 the Company repurchased an additional 88,800 shares of common stock at a cost of $2.3 million, bringing an end to the April 24, 1996 repurchase authorization made by the Company's Board of Directors authorizing the repurchase of 1,000,000 common shares. On April 30, 1997 the Company's Board of Directors approved a new stock repurchase plan which authorizes the repurchase of 1,000,000 shares of common stock. Shares repurchased under the share repurchase programs will be used for employee stock option plans and other corporate purposes. Cash and marketable securities of $305.3 million and anticipated future cash flows from operations are expected to be sufficient to fund future operating and capital requirements. The Company also has unsecured lines of credit with banks totaling $52.4 million, none of which was utilized at March 31, 1997.


                        PART II - OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (c)At the Annual Meeting of Stockholders held on April 30, 1997, the stockholders elected seven directors to serve until the next Annual Meeting of Stockholders. The voting results for each nominee were as follows:

                                               Shares
                                      ---------------------
                   Name                  For       Withheld
           -------------------------  ----------   --------
           John W. Brown              90,019,981    374,310
           Howard E. Cox, Jr.         90,021,429    372,862
           Donald M. Engelman, Ph.D.  90,013,954    380,337
           Jerome H. Grossman, M.D.   90,015,469    378,822
           John S. Lillard            89,984,963    409,328
           William U. Parfet          89,962,346    431,945
           Ronda E. Stryker           90,022,169    372,122

          The stockholders also approved at the Annual Meeting an amendment to the 1988 Stock Option Plan to limit the number of shares of common stock subject to stock options that may be granted in any calendar year to 300,000 to any person. The voting results were 87,558,103 votes for, 561,395 votes against, and 1,067,194 votes abstained, while 1,207,599 shares were withheld.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)Exhibits -- The exhibit listed below is submitted as a separate section of this report following the signature page:

            Exhibit 10(i) Material contracts:  Amendment of 1988 Stock
                          Option Plan

            Exhibit 11 Statement Re: Computation of Earnings per Share of
                       Common Stock

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

May 7, 1997                                JOHN W. BROWN
----------------------------        --------------------------------
Date                                John W. Brown, Chairman, President
                                       and Chief Executive Officer
                                      (Principal Executive Officer)

May 7, 1997                               DAVID J. SIMPSON
----------------------------      --------------------------------
Date                              David J. Simpson, Vice President,
                                Chief Financial Officer and Secretary
                                    (Principal Financial Officer)



                                                             Exhibit 10(i)

                               Amendment of

                           1988 Stock Option Plan

                                     of

                            STRYKER CORPORATION
                         (effective April 30, 1997)


The first paragraph of Section 2 of the 1988 Stock Option Plan of Stryker Corporation was amended, effective April 30, 1997, to read in its entirety as follows:

           2. Participants. The key employees and directors of the Company and its subsidiaries to whom options may be granted under this Plan shall be determined by the Board of Directors or the Stock Option Committee, if any is appointed as provided in Section 10 hereof. Options may not be granted to members of the Stock Option Committee during the period of their service thereon. A grantee may hold more than one option. The number of shares of Common Stock, par value $.10 per share (the "Common Stock"), of the Company subject to stock options that may be granted under this Plan in any calendar year to any key employee or director shall not exceed 300,000.




                                                                 Exhibit 11

                          Computation Of Earnings Per Share
                                   Of Common Stock


                                   Three Months Ended
                                        March 31
                                    1997        1996
                                ----------- -----------
Average number of shares
 outstanding                    96,863,000   97,146,000
                               -----------  -----------

Net earnings                   $30,020,000  $25,020,000
                               ===========  ===========
Net earnings per share of
 common stock                         $.31         $.26
                                      ====         ====
Primary:
 Average shares outstanding     96,863,000   97,146,000

 Net effect of dilutive stock
   options, based on the
   treasury stock method using
   average market price          1,611,000    1,638,000
                               -----------  -----------
    Total Primary Shares        98,474,000   98,784,000
                               ===========  ===========
Fully Diluted:
 Average shares outstanding     96,863,000   97,146,000

 Net effect of dilutive stock
   options, using the period-
   end market price, if higher
   than average market price     1,611,000    1,638,000
                               -----------  -----------
    Total Fully Diluted Shares  98,474,000   98,784,000
                               ===========  ===========

Note: Shares subject to stock options are not included in the earnings per share computation because the present effect thereof is not materially dilutive.