Form 10-Q
period 1997-06-30
STRYKER CORP
filed 1997-08-13
CIK 310764

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 Or 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended                    June 30, 1997


Commission file number                            0-9165



                              STRYKER CORPORATION
             (Exact name of registrant as specified in its charter)


Michigan                                          38-1239739
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


P.O. Box 4085, Kalamazoo, Michigan                49003-4085
(Address of principal executive offices)          (Zip Code)


(616) 385-2600
(Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]     NO [ ]



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     96,040,424 shares of Common Stock, $.10 par value, as of July 31, 1997.

                        PART I. - FINANCIAL INFORMATION

ITEM I.                       FINANCIAL STATEMENTS

                      STRYKER CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands, except per share amounts)

                                                     June 30       December 31
                                                       1997           1996
                                                     -----------   -----------
ASSETS
 Current Assets
   Cash and cash equivalents                            $ 179,690    $ 175,673
   Marketable debt securities                             123,055      191,900
   Accounts receivable, less allowance
      of $9,900 (1996 - $9,500)                           182,257      166,052
   Inventories                                            128,100      127,387
   Deferred income taxes                                   75,027       78,034
   Prepaid expenses and other current assets               13,637       14,491
                                                        ---------    ---------
 Total Current Assets                                     701,766      753,537
 Property, Plant and Equipment, less allowance
   for depreciation of $127,984 (1996 - $117,882)         165,895      172,303
 Other Assets                                              71,169       67,666
                                                        ---------    ---------
TOTAL ASSETS                                            $ 938,830    $ 993,506
                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
   Accounts payable                                     $  51,633    $  62,433
   Accrued compensation                                    32,939       37,693
   Income taxes                                            32,778       56,723
   Accrued expenses and other liabilities                  83,283       90,489
   Current maturities of long-term debt                     2,593        4,403
                                                        ---------    ---------
 Total Current Liabilities                                203,226      251,741
 Long Term Debt, excluding current maturities              90,382       89,502
 Other Liabilities                                         29,874       36,034
 Minority Interest                                         54,722       85,868
 Stockholders' Equity
   Common stock, $.10 par value:
      Authorized - 150,000 shares
      Outstanding - 96,009 shares (1996 - 96,787)           9,601        9,679
 Additional paid-in capital                                   140        5,922
 Retained earnings                                        557,599      514,318
 Unrealized gains on securities                             1,406        1,196
 Foreign translation adjustments                          (8,120)        (754)
                                                        ---------    ---------
 Total Stockholders' Equity                               560,626      530,361
                                                        ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 938,830    $ 993,506
                                                        =========    =========

See accompanying notes to condensed consolidated financial statements.

                      STRYKER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(Amounts in thousands, except per share amounts)

                                       Three Months Ended   Six Months Ended
                                            June 30              June 30
                                        1997       1996      1997      1996
                                       --------   --------  --------  --------
Net Sales                              $248,036   $225,413  $487,572  $443,036

Costs and expenses:
 Cost of sales                          100,532     92,359   198,217   181,695
 Research, development and               14,361     13,826    28,059    26,090
engineering
 Selling, general and administrative     88,088     80,646   172,101   156,801
                                       --------   --------  --------  --------
                                        202,981    186,831   398,377   364,586
                                       --------   --------  --------  --------
Operating Income                         45,055     38,582    89,195    78,450

Other Income                              1,754      2,476     5,773     4,373
                                       --------   --------  --------  --------
Earnings Before Income Taxes
 and Minority Interest                   46,809     41,058    94,968    82,823
Income Taxes                             17,318     15,600    35,138    31,470
                                       --------   --------  --------  --------
Earnings Before Minority Interest        29,491     25,458    59,830    51,353

Minority Interest                         (111)      (968)     (430)   (1,843)
                                       --------   --------  --------  --------
Net Earnings                           $ 29,380   $ 24,490  $ 59,400  $ 49,510
                                       ========   ========  ========  ========
Net Earnings Per Share of Common
 Stock                                     $.31       $.25      $.62      $.51
                                           ====       ====      ====      ====
Average Outstanding Shares
 for the Period                          96,004     96,743    96,431    96,945

See accompanying notes to condensed consolidated financial statements.

                      STRYKER CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 1997
                                  (Unaudited)


(Amounts in thousands, except per share amounts)

                               Additional            Unrealized      Foreign
                      Common      Paid-In  Retained    Gains on  Translation
                       Stock      Capital  Earnings  Securities  Adjustments
                     -------   ----------  --------  ----------  -----------
Balance at
 January 1, 1997      $9,679       $5,922  $514,318      $1,196       ($754)

Net earnings for
 six months ended
 June 30, 1997                               59,400

Sales of 214
 shares of common
 stock under stock
 option and benefit
 plans, including
 $1,296 income tax
 benefit                  21        3,576

Repurchases of 993
 shares of common
 stock                  (99)      (9,358)  (16,119)

Unrealized gains,
 net of $64 income
 tax benefit                                                210

Translation
 adjustment                                                          (7,366)
                     -------   ----------  --------  ----------  -----------
Balance at
 June 30, 1997        $9,601         $140  $557,599      $1,406     ($8,120)
                     =======   ==========  ========  ==========  ===========

See accompanying notes to condensed consolidated financial statements.

     In 1996 the Company declared a cash dividend of ten cents per share to shareholders of record on December 31, 1996, payable on January 31, 1997. No cash dividends have been declared during 1997.

                      STRYKER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(Amounts in thousands)

                                                     Six Months Ended
                                                          June 30
                                                      1997      1996
                                                     --------  --------
OPERATING ACTIVITIES
 Net Earnings                                        $ 59,400  $ 49,510
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation                                        12,865    12,120
   Amortization                                         4,579     1,948
   Minority interest                                      430     1,843
   Changes in operating assets and liabilities,
    net of effects of business acquisitions:
     Accounts receivable                             (19,686)  (10,755)
     Inventories                                      (9,730)  (14,348)
     Accounts payable                                (10,340)   (2,340)
     Accrued expenses                                 (2,941)   (1,729)
     Income taxes                                    (25,487)     4,736
     Other                                            (5,186)     (145)
                                                     --------  --------
 Net Cash Provided by Operating Activities              3,904    40,840

INVESTING AND FINANCING ACTIVITIES
 Purchases of property, plant and equipment          (15,599)  (14,337)
 Sales of marketable securities                        68,845    12,722
 Business acquisitions                               (24,984)   (5,159)
 Payments on borrowings                               (1,278)   (1,554)
 Dividends paid                                       (9,679)   (4,370)
 Proceeds from exercise of stock options                3,597     3,245
 Repurchases of common stock                         (25,576)  (14,862)
 Other                                                  5,525   (2,119)
                                                     --------  --------
Net Cash Provided by (Used in) Investing
 and Financing Activities                                 851  (26,434)
Effect of exchange rate changes on
 cash and cash equivalents                              (738)     (319)
                                                     --------  --------
Increase in Cash and Cash Equivalents                 $ 4,017  $ 14,087
                                                     ========  ========

See accompanying notes to condensed consolidated financial statements.

                      STRYKER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)


Note 1.   BASIS OF PRESENTATION

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


Note 2.   INVENTORIES

     Inventories are as follows (in thousands):

                                 June 30    December 31
                                   1997        1996
                                 ---------    ---------
         Finished goods          $  94,753    $  94,424
         Work-in-process            10,852        8,328
         Raw material               29,849       31,989
                                 ---------    ---------
         FIFO Cost                 135,454      134,741
         Less LIFO reserve           7,354        7,354
                                 ---------    ---------
                                 $ 128,100    $ 127,387
                                 =========    =========

FIFO cost approximates replacement cost.

Note 3.   BUSINESS ACQUISITIONS

     During the first six months of 1997, the Company's subsidiary, Physiotherapy Associates, Inc., purchased certain physical therapy clinic operations at an aggregate cost of $2.2 million. In addition, the Company purchased an additional 17% of the outstanding common stock of Matsumoto Medical Instruments, Inc. at a cost of $20.9 million, thereby increasing its direct ownership interest in Matsumoto to 68%. The Company also purchased the InfraVision product line, which is an infra-red detection technology used in laparoscopic surgery, at a cost of $1.9 million. All of the above acquisitions were accounted for by the purchase method. Any intangible assets acquired in the above acquisitions are being amortized over periods ranging from five to fifteen years. Pro forma consolidated operating results including the acquisitions would not differ significantly from reported results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results Of Operations
---------------------

     The table below sets forth domestic/international and product line sales information:

                      Three Months Ended         Six Months Ended
                            June 30           %       June 30           %
                        1997       1996     Chg   1997      1996      Chg
                       --------  --------   ---  --------  --------   ---
Domestic/
International Sales
  Domestic             $157,075  $139,284    13  $306,667  $272,971    12
  International          90,961    86,129     6   180,905   170,065     6
                       --------  --------        --------  --------
Total Net Sales        $248,036  $225,413    10  $487,572  $443,036    10
                       ========  ========        ========  ========
Product Line Sales
  Stryker Surgical     $188,342  $166,372    13  $366,961  $327,847    12
  Stryker Medical        52,189    48,015     9   103,526    91,577    13
  Matsumoto Dist
    Products              7,505    11,026  (32)    17,085    23,612  (28)
                       --------  --------        --------  --------
Total Net Sales        $248,036  $225,413    10  $487,572  $443,036    10
                       ========  ========        ========  ========


     For the six months ended June 30, 1997, Stryker Corporation's net sales increased 10% compared to the same period in 1996. Increased unit volume generated an 11% sales increase. Net sales also increased 4% from business acquisitions and 1% from the conversion of certain portions of the Osteonics' domestic distribution network to direct sales. These increases were partially offset by a 4% decrease in sales from unfavorable foreign currency comparisons, a 1% decline from a divested business and a 1% decline in average selling prices. For the second quarter, net sales increased 10% when compared to the second quarter of 1996. Increased unit volume generated a 9% sales increase, acquisitions accounted for a 4% sales increase and the conversion of certain portions of the Osteonics distribution network added 1% to sales. These increases were partially offset by a 3% decrease arising from changes in foreign currency exchange rates and a 1% decline from a divested business.

     The Company's domestic sales increased 13% in the second quarter and 12% in the first half of 1997 compared to 1996. The domestic sales increase results from higher shipments of orthopaedic implants, powered surgical instruments and endoscopic equipment and increased revenue from physical therapy services. International sales increased 6% in the second quarter and the first half of 1997 compared to the same period of 1996. The increase in international sales from higher shipments of Stryker Surgical products more than offset unfavorable foreign currency comparisons which reduced the dollar value of the international sales by $7.1 million, or 8%, for the second quarter and $16.8 million, or 10%, for the first half.

     Stryker Surgical product sales (principally orthopaedic products) increased 13% in the second quarter and 12% in the first half, led by higher shipments of orthopaedic implants, powered surgical instruments and endoscopic equipment, partially offset by lower dollar translation of foreign currency sales. Stryker Medical product sales (principally stretchers/beds and physical therapy services) increased 9% in the second quarter and 13% in the first half resulting primarily from increased physical therapy revenues. Higher shipments of hospital beds and stretchers were substantially offset by the January 1997 sale of the Sterilizer Service Division and the lower dollar translation of foreign currency sales.

     Sales of Matsumoto distributed products, which are sourced from other companies for sale in Japan, declined 32% in the second quarter and 28% in the first half. The decline in sales of distributed products results from unfavorable foreign currency comparisons and lower sales volumes.

     Cost of sales for the first six months of 1997 represented 40.7% of sales compared to 41.0% in the same period of 1996. In the second quarter, the cost of sales percentage decreased to 40.5% from 41.0% in the second quarter of 1996. Research, development and engineering (R,D&E) expense increased 8% for the six months of 1997, and represented 5.7% of sales in 1997 compared to 5.9% in the same period last year. In the second quarter, these expenses increased 3.9% and were 5.8% of sales in 1997 compared to 6.1% in the second quarter of 1996. The decrease in R,D&E expense as a percentage of sales in 1997 is principally a result of increased product development spending measured against higher sales in 1997 compared to 1996. R,D&E spending has increased as a result of the continued development of the OP-1 bone growth device at Stryker Biotech and the Company-wide focus on new product development. The Company's commitment to product development has resulted in several new product introductions in the first half of 1997 including the Scorpio Knee system, TPS advanced micro-powered instruments, the Advanced Cement Mixing System, the Sterishield Turbo3 Helmet, the Tempest Arthroscopy Pump and the 6080 MX-Pro Ambulance Cot. Selling, general and administrative (S,G&A) expenses increased 9.8% in the first six months and 9.2% in the second quarter of 1997 compared to the same periods of 1996. These costs decreased to 35.3% of sales in the first six months of 1997 compared to 35.4% of sales in the same period of 1996. In the second quarter, S,G&A costs represented 35.5% of sales compared to 35.8% in the same period of 1996. The increase in S,G,&A costs is principally a result of increased selling expenses resulting from higher shipments. Other income increased $1.4 million for the first six months and decreased $0.7 million in the second quarter of 1997 compared to the same periods of 1996. The increase in the first half of 1997 is due to increased interest income attributable to higher levels of invested cash and lower interest expense on the Company's yen denominated debt.

     The effective tax rate decreased to 37% for the first six months of 1997 compared to 38% in the same period of 1996 as a result of the decline in earnings reported by Matsumoto, which are taxed at the higher Japanese tax rate. The earnings decline and the Company's increased ownership percentage of Matsumoto also led to a reduction in the minority interest charge for the first six months as compared to the same period of 1996. For the first six months of 1997, earnings before income taxes and minority interest increased 14.7% and net earnings increased 20.0% compared to the first six months of 1996.
Earnings before income taxes and minority interest increased 14.0% and net earnings increased 20.0% in the second quarter of 1997 when compared to 1996.

Liquidity and Capital Resources
-------------------------------

     Stryker's financial position at June 30, 1997 remained strong with cash and marketable securities of $302.7 million and working capital of $498.5 million. Accounts receivable at June 30, 1997 increased 10% from December 31, 1996 as a result of increased sales and a 3-day increase in days sales outstanding from a record low of 62 days at December 31, 1996 to 65 days at June 30, 1997. Inventories at June 30, 1997 increased 1% from December 31, 1996 and days in inventory increased to 121 days from 104 days at December 31, 1996.

     The Company provided $3.9 million of cash from operations in the first six months of 1997, compared to $40.8 million of cash generated in the same period of 1996. The large decrease of cash provided in the first six months is the result of first quarter payments of attorney fees and taxes totaling $37.9 million relating to the patent judgment received in the fourth quarter of 1996. Excluding those payments, cash flow from operations would be $41.8 million, an increase of $1 million over 1996. During the first six months of 1997, the Company repurchased 992,800 shares of common stock at a cost of $25.6 million. On April 30, 1997 the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of common stock. Shares repurchased will be used for employee stock option plans and other corporate purposes. In the first half, $20.9 million of cash was used to purchase an additional 17% of the outstanding common stock of Matsumoto Medical Instruments, Inc. Cash and marketable securities of $302.7 million and anticipated future cash flows from operations are expected to be sufficient to fund future operating and capital requirements. The Company also has unsecured lines of credit with banks totaling $52.4 million, none of which was utilized at June 30, 1997.

     Stryker began trading on the New York Stock Exchange on July 24, 1997 under the symbol SYK. The Company's shares were previously traded on The Nasdaq Stock Market.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

           The exhibits listed below are submitted as a separate section of this report following the signature page:

               Exhibit 11 - Statement Re: Computation of Earnings per Share of Common Stock

               Exhibit 27 - Financial Data Schedule (included in EDGAR filing only)

       (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter for which this report is filed.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STRYKER CORPORATION
                                    (Registrant)


August 12, 1997                     /s/ JOHN W. BROWN
---------------                     -----------------------------------
Date                                John W. Brown, Chairman, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


August 12, 1997                     /s/ DAVID J. SIMPSON
---------------                     --------------------------------
Date                                David J. Simpson, Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial Officer)

                                                                 Exhibit 11


                      STRYKER CORPORATION AND SUBSIDIARIES

               COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK
                                 June 30, 1997


                                Three Months Ended         Six Months Ended
                                      June 30                  June 30
                                1997          1996         1997        1996
                             -----------   -----------  ----------- -----------
Average number of shares
 outstanding                  96,004,000    96,743,000   96,431,000  96,945,000
                             -----------   -----------  ----------- -----------

Net earnings                 $29,380,000   $24,490,000  $59,400,000 $49,510,000
                             ===========   ===========  =========== ===========

Net earnings per share
 of common stock                    $.31          $.25         $.62        $.51
                                    ====          ====         ====        ====
Primary:
 Average shares outstanding   96,004,000    96,743,000   96,431,000  96,945,000
 Net effect of dilutive
  stock options, based on
  the treasury stock
  method using average
  market price                 1,802,000     1,315,000    1,707,000   1,476,000
                              ----------    ----------   ----------  ----------
 Total Primary Shares         97,806,000    98,058,000   98,138,000  98,421,000
                              ==========    ==========   ==========  ==========
Fully Diluted:
 Average shares outstanding   96,004,000    96,743,000   96,431,000  96,945,000
 Net effect of dilutive
  stock options, using the
  period-end market price,
  if higher than average
  market price                 1,933,000     1,315,000    1,772,000   1,476,000
                              ----------    ----------   ----------  ----------
 Total Fully Diluted Shares   97,937,000    98,058,000   98,203,000  98,421,000
                              ==========    ==========   ==========  ==========

Note: Shares subject to stock options are not included in the earnings per share computation because the present effect thereof is not materially dilutive.