Form 10-Q
period 1997-09-30
STRYKER CORP
filed 1997-11-13
CIK 310764

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 Or 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended                    September 30, 1997


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

     96,122,551 shares of Common Stock, $.10 par value, as of October 31, 1997.

                        PART I. - FINANCIAL INFORMATION

ITEM I.                       FINANCIAL STATEMENTS

                      STRYKER CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  For the nine months ended September 30, 1997
                                  (Unaudited)

(Amounts in thousands, except per share amounts)
                                                     September 30  December 31
                                                       1997           1996
                                                     -----------   -----------
ASSETS
 Current Assets
   Cash and cash equivalents                            $ 153,731    $ 175,673
   Marketable debt securities                             178,945      191,900
   Accounts receivable, less allowance
      of $10,000 (1996 - $9,500)                          173,726      166,052
   Inventories                                            132,032      127,387
   Deferred income taxes                                   72,770       78,034
   Prepaid expenses and other current assets               13,413       14,491
                                                        ---------    ---------
 Total Current Assets                                     724,617      753,537
 Property, Plant and Equipment, less allowance
   for depreciation of $132,089 (1996 - $117,882)         167,657      172,303
 Other Assets                                              71,520       67,666
                                                        ---------    ---------
TOTAL ASSETS                                            $ 963,794    $ 993,506
                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
   Accounts payable                                     $  51,178    $  62,433
   Accrued compensation                                    40,702       37,693
   Income taxes                                            34,407       56,723
   Accrued expenses and other liabilities                  81,921       90,489
   Current maturities of long-term debt                     2,582        4,403
                                                        ---------    ---------
 Total Current Liabilities                                210,790      251,741
 Long Term Debt, excluding current maturities              82,086       89,502
 Other Liabilities                                         30,484       36,034
 Minority Interest                                         51,049       85,868
 Stockholders' Equity
   Common stock, $.10 par value:
      Authorized - 150,000 shares
      Outstanding - 96,054 shares (1996 - 96,787)           9,605        9,679
   Additional paid-in capital                                 593        5,922
   Retained earnings                                      586,569      514,318
   Unrealized gains on securities                           2,178        1,196
   Foreign translation adjustments                        (9,560)        (754)
                                                        ---------    ---------
 Total Stockholders' Equity                               589,385      530,361
                                                        ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 963,794    $ 993,506
                                                        =========    =========

See accompanying notes to condensed consolidated financial statements.

                      STRYKER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  For the nine months ended September 30, 1997
                                  (Unaudited)

(Amounts in thousands, except per share amounts)

                                       Three Months Ended   Nine Months Ended
                                          September 30        September 30
                                        1997       1996      1997      1996
                                       --------   --------  --------  --------
Net Sales                              $238,143   $223,587  $725,715  $666,623

Costs and Expenses:
 Cost of sales                           97,805     94,360   296,022   276,055
 Research, development and               14,253     14,288    42,312    40,378
engineering
 Selling, general and administrative     82,590     78,178   254,691   234,979
                                       --------   --------  --------  --------
                                        194,648    186,826   593,025   551,412
                                       --------   --------  --------  --------
Operating Income                         43,495     36,761   132,690   115,211

Other Income                              1,949      2,234     7,722     6,607
                                       --------   --------  --------  --------
Earnings Before Income Taxes
 and Minority Interest                   45,444     38,995   140,412   121,818
Income Taxes                             16,815     14,820    51,953    46,290
                                       --------   --------  --------  --------
Earnings Before Minority Interest        28,629     24,175    88,459    75,528

Minority Interest                           341       (25)      (89)   (1,868)
                                       --------   --------  --------  --------
Net Earnings                           $ 28,970   $ 24,150  $ 88,370  $ 73,660
                                       ========   ========  ========  ========
Net Earnings Per Share of Common
 Stock                                     $.30      $.25       $.92      $.76
                                           ====       ====      ====      ====
Average Outstanding Shares
 for the Period                          96,038     96,700    96,298    96,862

See accompanying notes to condensed consolidated financial statements.

                      STRYKER CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 1997
                                  (Unaudited)


(Amounts in thousands, except per share amounts)

                               Additional            Unrealized      Foreign
                      Common      Paid-In  Retained    Gains on  Translation
                       Stock      Capital  Earnings  Securities  Adjustments
                     -------   ----------  --------  ----------  -----------
Balance at
 January 1, 1997      $9,679       $5,922  $514,318      $1,196       ($754)

Net earnings for
 nine months ended
 September 30, 1997                          88,370

Sales of 254
 shares of common
 stock under stock
 option and benefit
 plans, including
 $2,155 income tax
 benefit                  25        4,029

Repurchases of 993
 shares of common
 stock                  (99)      (9,358)  (16,119)

Unrealized gains,
 net of $923 income
 tax benefit                                                982

Translation
 adjustment                                                          (8,806)
                     -------   ----------  --------  ----------  -----------
Balance at
 September 30, 1997   $9,605         $593  $586,569      $2,178     ($9,560)
                     =======   ==========  ========  ==========  ===========

See accompanying notes to condensed consolidated financial statements.

     In 1996 the Company declared a cash dividend of ten cents per share to shareholders of record on December 31, 1996, payable on January 31, 1997. No cash dividends have been declared during 1997.

                      STRYKER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1997
                                  (UNAUDITED)

(Amounts in thousands)

                                                   Nine Months Ended
                                                      September 30
                                                     1997        1996
                                                    --------   --------
OPERATING ACTIVITIES
 Net Earnings                                        $88,370    $73,660
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation                                       19,480     18,595
   Amortization                                        5,765      3,047
   Minority interest                                      89      1,868
   Changes in operating assets and liabilities,
    net of effects of business acquisitions:
     Accounts receivable                            (14,127)    (6,284)
     Inventories                                    (15,123)   (17,615)
     Accounts payable                               (10,456)    (5,462)
     Accrued expenses                                  3,688      9,595
     Income taxes                                   (21,045)    (1,356)
     Other                                           (5,839)      2,427
                                                    --------   --------
 Net Cash Provided by Operating Activities            50,802     78,475

INVESTING AND FINANCING ACTIVITIES
 Purchases of property, plant and equipment         (25,995)   (20,301)
 Sales and maturities of marketable securities        12,955     59,674
 Business acquisitions                              (28,338)   (48,047)
 Payments on borrowings                              (5,413)    (3,262)
 Dividends paid                                      (9,679)    (4,370)
 Proceeds from exercise of stock options               4,054      3,442
 Repurchases of common stock                        (25,576)   (14,862)
 Other                                                 6,441    (5,008)
                                                    --------   --------
Net Cash Used in Investing
 and Financing Activities                           (71,551)   (32,734)
Effect of exchange rate changes on
 cash and cash equivalents                           (1,193)      (532)
                                                    --------   --------
Increase (Decrease) in Cash and Cash Equivalents   ($21,942)    $45,209
                                                   =========   ========

See accompanying notes to condensed consolidated financial statements.

                      STRYKER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                  (Unaudited)


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


Note 2.   INVENTORIES

     Inventories are as follows (in thousands):

                                September 30  December 31
                                    1997          1996
                                  ---------    ---------
         Finished goods           $  98,628    $  94,424
         Work-in-process             12,167        8,328
         Raw material                28,591       31,989
                                  ---------    ---------
         FIFO Cost                  139,386      134,741
         Less LIFO reserve            7,354        7,354
                                  ---------    ---------
                                  $ 132,032    $ 127,387
                                  =========    =========

FIFO cost approximates replacement cost.

Note 3.   BUSINESS ACQUISITIONS

     During the first nine months of 1997, the Company's subsidiary, Physiotherapy Associates, Inc., purchased certain physical therapy clinic operations at an aggregate cost of $2.9 million. In addition, the Company purchased an additional 17% of the outstanding common stock of Matsumoto Medical Instruments, Inc. at a cost of $20.9 million, thereby increasing its direct ownership interest in Matsumoto to 68%. The Company also purchased two product lines at a cost of $4.5 million. All of the above acquisitions were accounted for by the purchase method. Any intangible assets acquired in the above acquisitions are being amortized over periods ranging from five to fifteen years. Pro forma consolidated operating results including the acquisitions would not differ significantly from reported results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results Of Operations
---------------------

     The table below sets forth domestic/international and product line sales information:

                      Three Months Ended         Nine Months Ended
                         September 30         %    September 30         %
                        1997       1996     Chg   1997      1996      Chg
                       --------  --------  ----  --------  --------  ----
Domestic/
International Sales
  Domestic             $157,965  $143,303    10  $464,632  $416,274    12
  International          80,178    80,284    --   261,083   250,349     4
                       --------  --------        --------  --------
Total Net Sales        $238,143  $223,587     7  $725,715  $666,623     9
                       ========  ========        ========  ========
Product Line Sales
  Stryker Surgical     $178,845  $162,270    10  $545,806  $490,117    11
  Stryker Medical        51,487    50,795     1   155,013   142,372     9
  Matsumoto Dist.
    Products              7,811    10,522  (26)    24,896    34,134  (27)
                       --------  --------        --------  --------
Total Net Sales        $238,143  $223,587     7  $725,715  $666,623     9
                       ========  ========        ========  ========


     For the nine months ended September 30, 1997, Stryker Corporation's net sales increased 9% compared to the same period in 1996. Increased unit volume generated a 11% sales increase. Net sales also increased 3% from business acquisitions and 1% from the conversion of certain portions of the Osteonics' domestic distribution network to direct sales. These increases were partially offset by a 4% decrease in sales from unfavorable foreign currency comparisons, a 1% decline from a divested business and a 1% decline in average selling prices. For the third quarter, net sales increased 7% when compared to the third quarter of 1996. Increased unit volume generated a 9% sales increase and acquisitions accounted for a 3% sales increase. These increases were partially offset by a 3% decrease arising from changes in foreign currency exchange rates, a 1% decline from a divested business and a 1% decline in average selling prices.

     The Company's domestic sales increased 10% in the third quarter and 12% in the first nine months of 1997 compared to 1996. The domestic sales increase results from higher shipments of orthopaedic implants, powered surgical instruments and endoscopic equipment and increased revenue from physical therapy services. International sales were flat in the third quarter of 1997 when compared to 1996 as unfavorable foreign currency comparisons and lower shipments of Matsumoto distributed products offset the growth of Stryker Surgical products overseas. For the first nine months of 1997 international sales were 4% higher as higher shipments of Stryker Surgical products more than offset unfavorable foreign currency comparisons and lower shipments of Matsumoto distributed products. Unfavorable foreign currency comparisons lowered the dollar value of international sales by $6.9 million, or 9%, for the third quarter and $23.7 million, or 9%, for the first nine months.

     Stryker Surgical product sales (principally orthopaedic products) increased 10% in the third quarter and 11% in the first nine months, led by higher shipments of orthopaedic implants, powered surgical instruments and endoscopic equipment, partially offset by lower dollar translation of foreign currency sales. Stryker Medical product sales (principally stretchers/beds and physical therapy services) increased 1% in the third quarter and 9% in the first nine months resulting primarily from increased physical therapy revenues. Higher shipments of hospital beds and stretchers during the first nine months were substantially offset by the January 1997 sale of the Sterilizer Service Division and the lower dollar translation of foreign currency sales. Sales of Matsumoto distributed products, which are sourced from other companies for sale in Japan, declined 26% in the third quarter and 27% in the first nine months. The decline in sales of distributed products results from unfavorable foreign currency comparisons and lower sales volumes.

     Cost of sales for the first nine months of 1997 represented 40.8% of sales compared to 41.4% in the same period of 1996. In the third quarter, the cost of sales percentage decreased to 41.0% from 42.2% in the third quarter of 1996. The decrease in cost of sales is due to product mix and the Company's continued efforts in cost reductions. Research, development and engineering (R,D&E) expense increased 5% for the first nine months of 1997, and represented 5.8% of sales in 1997 compared to 6.1% in the same period last year. In the third quarter, these expenses were flat and were 6.0% of sales in 1997 compared to 6.4% in the third quarter of 1996. The decrease in R,D&E expense as a percentage of sales in 1997 is principally a result of increased product development spending measured against higher sales in 1997 compared to 1996. R,D&E spending has increased as a result of the continued development of the OP-1 bone growth device at Stryker Biotech and the Company-wide focus on new product development. The Company's commitment to product development has resulted in several new product introductions in the first nine months of 1997 including the Scorpio Knee system, TPS advanced micro-powered instruments, the Advanced Cement Mixing System, the Sterishield Turbo3 Helmet, the Tempest Arthroscopy Pump and the 6080 MX-Pro Ambulance Cot. Selling, general and administrative (S,G&A) expenses increased 8.4% in the first nine months and 5.6% in the third quarter of 1997 compared to the same periods of 1996. These costs decreased to 35.1% of sales in the first nine months of 1997 compared to 35.2% of sales in the same period of 1996. In the third quarter, S,G&A costs represented 34.7% of sales compared to 35.0% in the same period of 1996. The increase in S,G,&A costs is principally a result of increased selling expenses resulting from higher shipments. Other income increased $1.1 million for the first nine months and decreased $0.3 million in the third quarter of 1997 compared to the same periods of 1996. The increase in the first nine months of 1997 is due to increased interest income attributable to higher levels of invested cash and lower interest expense on the Company's yen denominated debt. The decrease in other income in the third quarter is due to the effect of foreign currency translations.

     The effective tax rate decreased to 37% for the first nine months of 1997 compared to 38% in the same period of 1996 as a result of the decline in earnings reported by Matsumoto, which are taxed at the higher Japanese tax rate. The earnings decline and the Company's increased ownership percentage of Matsumoto also led to a reduction in the minority interest charge for the first nine months as compared to the same period of 1996. For the first nine months of 1997, earnings before income taxes and minority interest increased 15.3% and net earnings increased 20.0% compared to the first nine months of 1996. Earnings before income taxes and minority interest increased 16.5% and net earnings increased 20.0% in the third quarter of 1997 when compared to 1996.

Liquidity and Capital Resources
-------------------------------

     Stryker's financial position at September 30, 1997 remained strong with cash and marketable securities of $332.7 million and working capital of $513.8 million. Accounts receivable at September 30, 1997 increased 5% from December 31, 1996 as a result of increased sales and days sales outstanding increased 4 days from a record low of 62 days at December 31, 1996 to 66 days at September 30, 1997. Inventories at September 30, 1997 increased 4% from December 31, 1996 and days in inventory increased to 128 days from 104 days at December 31, 1996.

     The Company provided $50.8 million of cash from operations in the first nine months of 1997, compared to $78.5 million of cash generated in the same period of 1996. The large decrease of cash provided in the first nine months is the result of first quarter payments of attorney fees and taxes totaling $37.9 million relating to the patent judgment received in the fourth quarter of 1996. Excluding those payments, cash flow from operations would be $88.7 million, an increase of $10.2 million over 1996. During the first nine months of 1997, the Company repurchased 992,800 shares of common stock at a cost of
$25.6 million.   On April 30, 1997 the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of common stock. Shares repurchased will be used for employee stock option plans and other corporate purposes. In the first nine months, $20.9 million of cash was used to purchase an additional 17% of the outstanding common stock of Matsumoto Medical Instruments, Inc. Cash and marketable securities of $332.7 million and anticipated future cash flows from operations are expected to be sufficient to fund future operating and capital requirements. The Company also has unsecured lines of credit with banks totaling $52.4 million, none of which was utilized at September 30, 1997.

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


                                    STRYKER CORPORATION
                                    (Registrant)


November 10, 1997                   /s/ JOHN W. BROWN
-----------------                   -----------------------------------
Date                                John W. Brown, Chairman, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


November 10, 1997                   /s/ DAVID J. SIMPSON
-----------------                   --------------------------------
Date                                David J. Simpson, Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial Officer)

                                                                 Exhibit 11


                      STRYKER CORPORATION AND SUBSIDIARIES

               COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK
                               September 30, 1997


                                Three Months Ended        Nine Months Ended
                                   September 30              September 30
                                1997          1996         1997        1996
                             -----------   -----------  ----------- -----------
Average number of shares
 outstanding                  96,308,000    96,700,000   96,299,000  96,862,000
                             -----------   -----------  ----------- -----------

Net earnings                 $28,970,000   $24,150,000  $88,370,000 $73,660,000
                             ===========   ===========  =========== ===========

Net earnings per share
 of common stock                    $.30          $.25         $.92        $.76
                                    ====          ====         ====        ====
Primary:
 Average shares outstanding   96,308,000    96,700,000   96,299,000  96,862,000
 Net effect of dilutive
  stock options, based on
  the treasury stock
  method using average
  market price                 2,194,000     1,485,000    1,869,000   1,490,000
                             -----------   -----------  ----------- -----------
 Total Primary Shares         98,502,000    98,185,000   98,168,000  98,352,000
                             ===========   ===========  =========== ===========
Fully Diluted:
 Average shares outstanding   96,308,000    96,700,000   96,299,000  96,862,000
 Net effect of dilutive
  stock options, using the
  period-end market price,
  if higher than average
  market price                 2,259,000     1,814,000    2,067,000   1,772,000
                             -----------   -----------  ----------- -----------
 Total Fully Diluted Shares   98,567,000    98,514,000   98,366,000  98,634,000
                             ===========   ===========  =========== ===========

Note: Shares subject to stock options are not included in the earnings per share computation because the present effect thereof is not materially dilutive.