Form 10-K405
period 1997-12-31
STRYKER CORP
filed 1998-03-26
CIK 310764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended                         December 31, 1997

Commission file number                            0-9165

                              STRYKER CORPORATION
             (Exact name of registrant as specified in its charter)

Michigan                                          38-1239739
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                   Identification No.)

P.O. Box 4085, Kalamazoo, Michigan                49003-4085
(Address of principal executive offices)          (Zip Code)

(616) 385-2600    (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: Common Stock $.10 par value

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  YES [X]     NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sales price of February 27, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,703,117,330.

     The number of shares outstanding of the registrant's common stock, $.10 par value, was 96,115,065 at February 27, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual stockholders report for the year ended December 31, 1997 (the "1997 Annual Report") are incorporated by reference into Parts II and IV.

     Portions of the proxy statement filed with the Securities and Exchange Commission relating to the 1998 Annual Meeting of Stockholders (the "1998 proxy statement") are incorporated by reference into Part III.


                                     PART I

ITEM I.   BUSINESS

General
-------

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

     In August 1993, the Company purchased 20% of the outstanding common stock of Matsumoto Medical Instruments, Inc. ("Matsumoto"), Osaka, Japan. Matsumoto is one of the largest distributors of medical devices in Japan and is the exclusive distributor of Stryker products in that country. In August 1994, the Company purchased an additional 31% of Matsumoto's outstanding common stock, thereby increasing its direct ownership in Matsumoto to 51%. The results of operations for Matsumoto were consolidated with Stryker beginning in August 1994. Subsequently, Stryker has purchased additional shares of outstanding common stock of Matsumoto, thereby increasing its direct ownership interest to 75%.

     In June 1994, the Company purchased the Steri-Shield product line, which is a personal protection system for operating room personnel, from a private company.

     In September 1996, the Company purchased 100% of the outstanding common stock of Osteo Holding AG and subsidiaries ("Osteo"), Selzach, Switzerland. Osteo designs and manufacturers trauma products and reconstructive orthopaedic devices.

     The Company's subsidiary, Physiotherapy Associates, Inc., has also purchased a number of physical therapy clinic operations during each of the last five years.

Product Sales
-------------

     The Company's products can be divided into three classes: Stryker Surgical Products, Stryker Medical Products and Matsumoto Distributed Products. Stryker Surgical Products are designed, manufactured and marketed under the Osteonics, Dimso, Osteo, Stryker Instruments and Stryker Endoscopy names and principally serve the orthopaedic market. Stryker Medical Products consist of specialty beds and stretchers and general patient room beds designed, manufactured and marketed under the Stryker Medical name and rehabilitation services provided through Physiotherapy Associates, Inc. Matsumoto Distributed Products represent products sourced by Matsumoto Medical Instruments, Inc., the Company's 75% owned subsidiary, from other companies for sale in Japan. The following amounts ($000's) and percentages are the sales during each of the three years ended December 31:

                                 1997              1996            1995
                            ______________   _____________    _____________
                                $      %         $      %         $       %
                            _______   ___    _______   ___     _______   ___

Stryker Surgical Products  $740,369    76%  $669,898    74%   $608,646   70%
Stryker Medical Products    207,481    21    196,083    21     158,516   18
Matsumoto Distributed
 Products                    32,285     3     44,079     5     104,790   12
                            ________  ___    ________  ___    ________   ___
                           $980,135   100%  $910,060   100%   $871,952   100%
                            ========  ===    ========  ===    ========   ===

     Approximately two-thirds of the Company's sales in 1997, 1996 and 1995 consisted of products with short lives and service revenues, such as implants (while implants have a long useful life to the patient, they have a one-time use to the hospital), disposables, expendable tools and parts, service and repair charges and physical therapy revenues. The balance of sales in each of the years was of products that could be considered capital equipment, having useful lives in excess of one year.

     The Company's backlog of firm orders is not considered material to an understanding of its business.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is effective for periods beginning after December 15, 1997. The Company is currently evaluating the disclosure requirements of the new standard and its effect on reported product lines.

Stryker Surgical Products
-------------------------

     Stryker Surgical products are designed and manufactured by Osteonics, Allendale, New Jersey; Dimso, Bordeaux, France; Osteo AG, Selzach, Switzerland; Stryker Instruments, Kalamazoo, Michigan; and Stryker Endoscopy, Santa Clara, California. The principal specialty served by Stryker Surgical products is orthopaedics. Orthopaedic reconstructive products, such as hip, knee, shoulder and spinal implants, compression hip screws and interlocking compression nails, heavy-duty powered instruments, micro-powered instruments, pulsating irrigation systems, cement injection systems, medical video cameras and arthroscopes are manufactured and marketed for use by the orthopaedic surgeon.

     Osteonics designs and manufactures innovative total and partial hip, knee and shoulder replacements and associated instruments for sale around the world. These artificial implants are made of cobalt chrome or titanium alloys and are implanted in patients whose natural joints have been damaged by arthritis, osteoporosis, other diseases or injury. In late 1990, Osteonics became the first company to receive clearance from the U.S. Food & Drug Administration (FDA) to commercially release for sale in the U.S. a hip implant with hydroxylapatite (HA) surface treatment. HA is a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to human bone. Osteonics' clinical experience with HA-coated hip stems now extends over ten years and their reported clinical performance continues to equal or exceed that of any comparable stem reported in the scientific literature.

     Osteonics offers a wide array of high performance cemented and cementless stems and cups, with which physicians may treat the spectrum of their primary and revision total hip requirements. For example, on the primary side, the Secur-Fit HA Stems and Acetabular Shells combine Osteonics evolutionary design concepts with its high quality HA coating on an abrasion resistant, titanium surface, to enhance bone loading and implant stability from the time of implantation onward. For revision indications, Osteonics offers its Restoration Hip System, a versatile array of implants which is designed to address the variety of complex surgical needs and patient anomalies that are presented in revision surgery and where extensive fixation, both distally and proximally, is required to support the prosthesis.

     Osteonics Knee Systems, the Insight Knee Positioning and Alignment System and Passport Knee instrumentation provide the surgeon with a simplified, cost effective approach to total knee arthroplasty. Osteonics Knee Systems and Passport Knee instrumentation provide surgeons with the interoperative flexibility to address a wide range of patient needs, while the Insight Knee Positioning and Alignment System provide surgeons the ability to realize precise, customized knee alignment and superior leg position in knee surgery, which helps reduce the risk of post-operative complications. In 1997, Osteonics released the Scorpio Posterior Stabilized Knee System (Scorpio). Scorpio revolutionizes the way knee motion is viewed clinically and scientifically, resulting in a more anatomical design, which closely approximates the motion of the natural knee.

     The Osteonics Total Shoulder system was launched in 1996. The unique design of the Osteonics Shoulder system provides the surgeon with an innovative glenoid component, as well as a wide variety of component sizing options enabling restoration of the normal biomechanical function of the shoulder joint. The system includes a user-friendly instrument set, which enables the surgeon to accurately prepare the implant site with a high degree of efficiency.

     Dimso designs and manufactures spinal implant systems for use by spinal surgeons in the treatment of degenerative spinal diseases and deformities and the stabilization of the spine in trauma cases. During 1995, Osteonics began to market a version of the Dimso spinal implant system in the United States following the receipt of U.S. FDA clearance for limited surgical indications and, in 1997, launched the Top Loading Connector and the Cross Connector.
The Ogival Intersomatic Cage, which was launched in 1996 for international markets only, is designed to restore disk height space and allow lumbar vertebrae to be fused to stabilize the spine.

     Osteo designs and manufactures high quality orthopaedic and trauma products, including compression hip screws and interlocking compression nails for bone fixation in fracture cases. Sold in more than 50 countries, the largest markets for Osteo products have been in Europe and the Far East.

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

     Stryker Instruments System 2000 Heavy-Duty Battery-Powered Instruments provide surgeons with a complete line of heavy-duty instruments that are powerful, precise and maneuverable. In conjunction with joint replacement surgery, Stryker Instruments Advanced Cement Mixing System greatly reduces the risk that air bubbles will weaken the long-term bond between the implant and surrounding bone. SurgiLav Plus is a disposable, self-contained pulsed lavage system that is used to cleanse the surgical site during total joint arthroplasty. Stryker Instruments CBC II System is a post-operative wound drainage and blood reinfusion device that enables joint replacement patients to receive their own blood rather than donor blood. For operating room personnel, Stryker Instruments Steri-Shield Personal Protection System uses an enclosed hood and toga to provide protection against contact with infectious bodily fluids and harmful microorganisms during surgery.

     Stryker Endoscopy products include medical video cameras, lightsources, arthroscopes, laparoscopes, powered instruments and a disposable suction/irrigation device. These systems allow the surgeon to perform numerous surgical procedures through small incisions usually less than one centimeter in length versus incisions that could be as long as ten inches. The advantage to the patient is reduced trauma and a shorter rehabilitation period.

     Stryker Endoscopy offers two types of video cameras. A low cost single chip camera with procedure specific head configurations as well as a broadcast quality 3-Chip Camera, which has a programmable three function button allowing the surgeon to control documentation equipment and picture quality from the surgical site. Both can be used in virtually every surgical specialty. They have extremely high resolution, which is typically two to three times that of a standard television set as well as true color reproduction allowing the surgeon to see the anatomy as if he or she was looking at it with the naked eye. Stryker Endoscopy's rigid scopes range in diameter from 2.3mm to 10mm. These scopes contain a series of precision lenses as well as fiberoptics, which allow the surgeon to see into the body. The video camera is attached to the scope transmitting the image onto a monitor.

     Stryker Endoscopy also produces a totally disposable suction irrigation device that allows the surgeon to irrigate tissue where necessary as well as remove the fluid, all out of a 5mm or 10mm portal. This device is also capable of cauterizing tissue when necessary. This product is self contained, and totally disposable, eliminating the need for any additional equipment in the crowded operating room.

     Stryker Instruments and Endoscopy both produce small, light micro-powered tools and instruments that are used in orthopaedics, maxillofacial surgery, functional endoscopic sinus surgery, neurosurgery, spinal surgery and plastic surgery. Stryker Instruments Total Performance System (TPS), which was released in 1996, provides a universal surgical system that can be used by several specialties. Spine and neuro surgeons use the TPS Universal Drill and TPS burs, while sports medicine and plastic surgeons use the TPS MicroDriver and TPS Sagittal Saw. The TPS System is also compatible with Stryker Endoscopy's SE5 Shaver System. Stryker Endoscopy's Hummer 2 Micro Debrider System is a powered instrument used in sinus surgery which incorporates new irrigation capabilities and specialized cutters for sinus surgery. This device eliminates the need for over 50% of the instrumentation otherwise required for sinuscopy surgery.

Stryker Medical Products
------------------------

     Stryker Medical's product portfolio includes stretchers, medical/surgical beds, intensive care unit beds, maternity beds and related furnishings and ambulance cots. These products are manufactured or assembled at the Company's Medical Division in Kalamazoo, Michigan. Stryker Medical product sales also include revenue of the Company's Physiotherapy Associates, Inc. subsidiary headquartered in Memphis, Tennessee.

     Medical Division product designs are clinician-driven, developed through extensive clinical research and life cycle tested before designs are finalized. In 1997, the Medical Division introduced the FirstCare maternity bed. This product is a full-featured bed that addresses maternity procedures from labor and delivery through recovery and post-partum. Stryker Medical also introduced the Rugged MX-PRO Ambulance Cot in 1997, continuing a tradition of durability, high quality, ease of use and low maintenance set by the original Rugged. The MX-PRO is lighter and has a more ergonomically designed lift and grip mechanism.

     Stryker Medical is a market leader in specialty stretcher products, offering some 30 different types of stretchers customized to fit the needs of acute care and specialty surgical care facilities. Stryker beds are also designed to fit the unique needs of specialty departments within the acute care environment. The Secure med/surg bed addresses the changing needs of an aging population. They are lower to the ground and have siderails that help patients in and out of bed. And, the Complete Care ICU bed features in-bed scale systems to help clinicians avoid time consuming, awkward and risky patient transfers.

     Physiotherapy Associates provides physical, occupational and speech therapy services to patients recovering from orthopaedic or neurological illness and injury in 207 outpatient physical therapy centers in 22 states and the District of Columbia. Physiotherapy Associates works closely with referring physicians to design and execute rehabilitation protocols resulting in quick recoveries for professional and amateur athletes, injured workers and others.

Matsumoto Distributed Products
------------------------------

     Matsumoto Medical Instruments, Inc. is a majority-owned subsidiary of the Company located in Osaka, Japan. Matsumoto is one of the largest distributors of medical devices in Japan and is the exclusive distributor of Stryker products in that country. A majority of Matsumoto's sales are comprised of Stryker Surgical Products. Approximately 20% of Matsumoto's sales are sourced from other companies for sale in Japan. These products are used in the areas of ophthalmology, general surgery and emergency care and are classified as Matsumoto Distributed Products.

Product Development
-------------------

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

     Total expenditures for product research, development and engineering were $56,895,000 in 1997, $56,870,000 in 1996 and $43,771,000 in 1995. The
Company's research, development and engineering expenses represent the continued development of the Company's OP-1 Bone Growth Device discussed below and the Company-wide focus on new product developments. Recent new product introductions include the development of implant, spinal and trauma designs (the Scorpio Posterior Stabilized Knee System, BOS Trauma System and the Osteo Hip Screw System, which were introduced in 1997, the Ogival Intersomatic Cage for spinal surgery introduced in 1996 and the Secur-Fit HA total hip implant system and Restoration HA Hip System for revision surgery developed in 1995) and further enhancements to instrumentation related to knee replacement procedures, including development of the Passport knee instruments in 1996 and the Insight Positioning and Alignment System in 1995. New products at Stryker Endoscopy and Stryker Instruments include the development of advanced powered instruments and video technology (the SE Sagittal Saw, the 882TE 3-Chip Camera System and the Tempest Arthroscopy Pump introduced in 1997, the TPS advanced micro-powered instrument set, the 882 3-Chip Camera System, the Hummer 2 Micro Debrider System and several new arthroscopy instruments introduced in 1996, and the 4100 Cordless Driver, the first battery-powered wire driver, the next generation 810 3-Chip Camera System and the StrykeFlow suction/irrigator for laparoscopic surgery introduced in 1995) and the development of new specialized operating room equipment (the Steri-Shield Turbo 3 Helmet introduced in 1997 and the Advanced Cement Mixing System, introduced in 1996). The Medical Division has developed new patient handling equipment (the FirstCare maternity bed and the 6080 MX-PRO Rugged Ambulance Cot introduced in 1997, the Complete Care 2025 ICU Bed introduced in 1996 and the Stryker Stretcher Chair introduced in
1995).

     In 1991, the Company received FDA approval to begin human clinical trials of its OP-1 Bone Growth Device, which is being developed in collaboration with Creative BioMolecules, Inc. ("Creative") as part of a long-term research program funded by Stryker since 1985. This device is composed of recombinant human osteogenic protein-1 (OP-1) and a bioresorbable collagen matrix. OP-1 is naturally present in the human body and directs a cascade of cellular events that result in bone growth. In preclinical studies, OP-1 induced the formation of new bone when implanted into bony defect sites. In addition, results from early-stage animal trials of OP-1 in cartilage repair have been encouraging. The initial human clinical study, which began in 1992, compares the efficacy of the OP-1 Bone Growth Device to autografts (the current standard bone graft procedure for the treatment of tibial non-union fractures, which uses bone chips removed from a patient's hip in a second operation) in the repair of non-union fractures of the tibia. The patients involved in the trial all suffered tibial fractures that showed no evidence of healing at least nine months from the initial injury and at least three months after any prior surgical intervention. Patients received either the OP-1 Bone Growth Device or autograft bone on a random basis. In 1995, the FDA allowed the Company to enlarge the scope of the clinical trials for expanded indications of non-union fractures in all long bones. During 1996, the surgical procedures on the 122 patients in the Company's tibial non-union clinical trial were completed and, in 1997, the Company completed the collection and analysis of the data from the clinical trial. The results of the clinical trial were presented by Dr. George Muschler, Cleveland Clinic, at the American Academy of Orthopaedic Surgeons on March 20, 1998. The study demonstrated that the OP-1 Device patients had comparable clinical success to the autograft patients without the need for a second invasive procedure to harvest autograft from the hip. There were three prospectively determined clinical trial outcomes defined in the study: weight-bearing; level of pain with weight-bearing; and radiographic assessment of cortical bridging. The study design predicted 80% success at nine months post-surgery. Both the OP-1 and autograft groups met this prediction for the clinical outcomes of weight-bearing and pain and both groups had comparable results. The blinded radiographic assessment by an independent panel of radiologists showed that neither group achieved the predicted level of cortical bridging. The postoperative x-rays immediately following surgery showed a bias toward the autograft group because the transplanted autograft bone is radiodense, in contrast to the OP-1 Bone Growth Device which is transparent to x-rays. The radiographs improved for both groups at comparable rates throughout the 24-month follow-up period, however, radiographic assessment of the number of patients with cortical bridging remained approximately 10% higher for the autograft group. Dr. Muschler noted that there is no evidence in the data to suggest that the radiographic differences observed resulted in a difference in return to function or increase in re-operation. The Company anticipates filing a Pre-Market Application (PMA) with the FDA in 1998; however, the Company can give no assurance that the filing will not be delayed.

     The surgical procedures for several pilot human clinical trials in Europe in cases involving trauma, spine, and oral/maxillofacial indications were completed in 1996 and a fresh fracture trial was initiated in Canada in 1997.

     Stryker owns the patents on its osteogenic protein technology and has exclusive worldwide rights under those patents to develop, market and sell OP-1 for treatment, repair or replacement of bone and joint tissue. Creative has an exclusive license to the technology for use in other applications. Stryker and Creative are obligated to pay royalties to the other on its sales of OP-l based products.

     The Company has a royalty-free cross license agreement with Genetics Institute, Inc., which holds patents covering a molecule different from OP-1 that may produce similar effects. The agreement will enable Stryker to commercialize OP-1 unencumbered by patent litigation with this competitor. Others are also attempting to develop osteogenic proteins and bioresorbable carriers for the treatment, repair or replacement of bone and joint tissue. These other companies have filed and obtained patents in the U.S. and elsewhere claiming such compounds and methods of making them and using them and may in the future file and obtain other such patents. The Company can provide no assurance that it will not need a license under one or more of those patents to further expand the OP-1 program or whether such licenses will be available.

Marketing
---------

     Most of the Company's products are marketed in the United States directly to more than 5,000 hospitals, and to doctors and other health care facilities, by the Company's sales force consisting of approximately 580 salespersons. Stryker maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served. Certain products, primarily orthopaedic implants, are sold to hospitals in the United States through both direct sales forces and independent dealer organizations.

     Approximately 26% of the Company's domestic revenues in 1997 were accounted for by sales to hospital cooperative buying groups and other large national accounts and 1% by sales to the Veterans Administration and other hospitals operated by the Federal government.

     International sales accounted for 35% of total revenues in 1997.
Stryker products are sold in over 100 foreign countries, through more than 540 local dealers, whose efforts are coordinated by approximately 680 sales and marketing personnel and through direct sales efforts. Stryker distributes its products through sales subsidiaries and branches with offices located in The Netherlands, Belgium, Finland, France, Germany, Italy, Spain, Switzerland, the United Kingdom, Australia, Hong Kong, Japan, Canada, Chile, Poland and Mexico. Stryker exports products to dealers and to customers in Latin America, the Middle East, Singapore, Korea, India, Taiwan, Malaysia, the CIS (former Soviet Union) and China. Additional information regarding the Company's foreign and domestic operations and export sales appearing in "Note 12 - Geographic Data" on page 43 of the 1997 Annual Report is incorporated herein by reference.

     The Company's business is generally not seasonal in nature; however, the number of orthopaedic surgeries is lower during the summer months.

Competition
-----------

     The Company is one of six leading competitors in the U.S. market for orthopaedic reconstructive products, the others being Zimmer, USA Inc. (a subsidiary of Bristol-Myers, Squibb, Inc.), Howmedica, Inc. (a subsidiary of Pfizer, Inc.), DePuy Orthopedics, Inc., Biomet, Inc., and J&J Professional, Inc. (a subsidiary of Johnson & Johnson). While competition abroad varies from area to area, the Company believes it is also a leading factor in the international markets, with these same companies being its principal competitors.

     In the international market for spinal implants, the Company is one of the four market leaders through its Dimso S.A. subsidiary, with the principal competitors being Sofamor Danek Group, Inc., AcroMed Corporation and the Synthes companies. The Company entered the U.S. market for spinal implants during 1995 and faces competition from these and other companies.

     In the powered surgical instruments market, Stryker is one of the three market leaders, with the principal domestic competitors being Linvatec, Inc. (a subsidiary of Conmed Corporation) and Midas-Rex, Inc. These companies are also competitors in the international markets, along with Aesculap-Werke AG, a large European manufacturer.

     In the arthroscopy market, the Company considers itself to be one of the three market leaders, with the principal competitors being Smith & Nephew Endoscopy (a division of Smith & Nephew PLC) and Linvatec, Inc. (a subsidiary of Conmed Corporation). In the laparoscopic imaging products market, the Company considers itself to be one of the four market leaders, with the principal competitors being Karl Storz GmbH & Co. (a German company), Circon Corporation and Olympus Optical Co. Ltd. (a Japanese company).

     The Company's primary competitor in the hospital bed market is Hill-Rom (a division of Hillenbrand Industries). In the specialty stretcher market, the primary competitors are Hausted, Inc., Hill-Rom and Midmark Corporation; in the ambulance cot market, Ferno-Washington is the primary competitor.

     In the outpatient physical therapy market, the Company's primary competitors are physician-owned independent practices and hospital-based services, in addition to other national rehabilitation companies, including HealthSouth Corporation and NovaCare, Inc.

     The Company believes that several companies are engaged in the research and development of morphogenic proteins for the repair of hard and soft tissues that would compete with the Company's OP-1 Bone Growth Device, including Genetics Institute, Inc. (a subsidiary of American Home Products Corporation), which has begun human clinical trials of a recombinant bone morphogenetic protein for repair of orthopaedic and other skeletal defects.
A number of other companies currently provide various other therapies, including allografts, bone fillers and electrical stimulation devices for the treatment, repair or replacement of bone and joint tissue. The Company believes that its OP-1 Bone Growth Device, which is currently in clinical trials, would ultimately compete with these products and traditional therapies, such as autografts.

     The principal factors that the Company believes differentiate its products in these highly competitive markets and enable it to compete effectively, are innovative products, reliability, service and reputation. The Company is not able to predict the effect that continuing efforts to reduce health care expenses generally and hospital costs in particular will have on the future sales of its products or its competitive position. (See "Regulation and Product Quality.") The Company believes that its competitive position in the future will depend to a large degree upon the new products and improvements in existing products it is able to develop. While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or attribute of a product represents a unique design or process. Patent or trademark protection of such products restricts competitors from duplicating these unique product designs and features. Stryker seeks to obtain patent protection whenever possible on its products. The Company currently has approximately 148 U.S. patents and 133 foreign patents, which generally expire in the next 10-15 years.

Manufacturing and Sources of Supply
-----------------------------------

     The Company's manufacturing processes consist primarily of precision machining, metal fabrication and assembly operations and the investment casting of cobalt chrome and finishing of cobalt chrome and titanium. Approximately 18% of the Company's cost of sales in 1997 represented finished products that were purchased complete from outside suppliers. The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components, and uses outside sources for certain finishing operations, such as plating, hardening and coating of machined components and sterilization of certain products. The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys. In all, purchases from outside sources were approximately 45% of the total cost of sales in 1997.

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

     Pursuant to the Company's agreement with Creative, Creative has the exclusive right and obligation to supply the Company's worldwide commercial requirements of OP-1 Bone Growth Devices as long as certain conditions relating to quality, quantity and pricing are satisfied. There can be no assurance that Creative will supply OP-1 in sufficient quantities at a commercially acceptable price.

Regulation and Product Quality
------------------------------

     The Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, the Safe Medical Devices Act of 1990, and regulations issued or proposed thereunder, provide for regulation by the FDA of the design and manufacture of medical devices, including most of the Company's products.

     The FDA's "Good Manufacturing Practices" and "Quality System" regulations set forth standards for the Company's product design and manufacturing processes, require the maintenance of certain records and provide for inspections of the Company's facilities by the FDA. There are also certain requirements of state, local and foreign governments, which must be complied with in the manufacturing and marketing of the Company's products. The Company believes that the manufacturing and quality control procedures it employs meet the requirements of these regulations.

     Most of the Company's new products fall into FDA classifications that require notification of and review by the FDA before marketing (submitted as a 510(k)). The Company's OP-1 Bone Growth Device requires extensive clinical testing, consisting of safety and efficacy studies, followed by a PMA application (see "Product Development"). A panel of industry and medical experts will review the PMA application and make their recommendations to the FDA. If there is a positive recommendation by the panel, the FDA may grant a PMA allowing the product to be marketed for certain approved uses. Further clinical testing and PMA filings are expected to be necessary to expand the approved uses of the product.

     Stryker also is subject to the laws that govern the manufacture and distribution of medical devices of each country in which the Company manufactures or sells products. The member states of the European Union ("EU") have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain Community European ("CE") marks for their products by June 14, 1998. Stryker has authorization to apply the CE mark to its hip, knee, upper extremity, spinal implant and trauma products, and its Endoscopy, Instruments and Medical Division products.

     Government agencies and legislative bodies in the United States and other countries are considering various proposals designed to hold down increases in health care costs. It is impossible to predict at this time the long-term impact of such cost containment measures on the Company's future business.

Employees
---------

     At December 31, 1997, the Company had 5,691 employees worldwide, including 1,659 involved in manufacturing, warehousing and distribution operations, 1,406 in marketing and sales, 295 in research, development and engineering, 784 providing physical, occupational and speech therapy and the balance in general management and administration. No employees are covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.


ITEM 2.   PROPERTIES

The Company has the following properties:
                                                            Square    Owned/
    Facility                       Location                  Feet     Leased
_____________________________________________________________________________

Manufacturing, warehousing and distribution facility for surgical instruments products and administrative offices for Stryker Instruments division:

                                   Portage, Michigan       212,000    Owned

Manufacturing, warehousing and distribution facilities for beds, stretchers and furniture and administrative offices for Stryker Medical division:

                                   Portage, Michigan       154,000    Owned
                                   Kalamazoo, Michigan      86,000    Owned

Manufacturing and warehousing facility for orthopaedic implant business and administrative offices for Osteonics division:

                                   Allendale, New Jersey   146,000    Leased

Manufacturing, warehousing and distribution facility for endoscopy business and administrative offices of Stryker Endoscopy division:

                                   Santa Clara, California 110,000    Leased

Manufacturing facility for surgical instruments and endoscopy business:

                                   Arroyo, Puerto Rico      98,000    Leased

Administrative offices for Physiotherapy Associates located in Memphis,
 Tennessee:
                                   Memphis, Tennessee       16,000    Owned

207 physical therapy clinics located throughout the United States:

                                   United States           679,000    Leased

Warehousing and administrative offices for Matsumoto Medical Instruments, Inc. in Osaka, Japan:
                                   Japan                   147,000    Owned

Sales branches including warehousing and sales facilities in eight other cities in Japan:
                                   Japan                    55,000    Leased

Manufacturing, warehousing and distribution facilities for trauma and orthopaedic products and administrative offices for Osteo AG:

                                   Selzach, Switzerland     34,000    Owned

Administrative offices for Stryker Biotech:

                                   Natick, Massachusetts     7,000    Leased

Manufacturing and warehousing facilities for spinal implant products and administrative offices for Dimso SA:

                                   Bordeaux, France         28,000    Owned
                                   Bordeaux, France          5,000    Leased

Administrative offices for Stryker Corporation:

                                   Kalamazoo, Michigan      14,000    Leased

Domestic sales and administrative offices throughout the United States:

                                   United States            77,000    Leased

Foreign sales and administrative offices throughout the world:

                                   Worldwide               263,000    Leased


ITEM 3.   LEGAL PROCEEDINGS

     The Company is a defendant and plaintiff in various legal actions arising in the normal course of business. The Company does not anticipate material losses as a result of these actions beyond amounts already provided for.

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


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Effective July 24, 1997, the Company's common stock began trading on the New York Stock Exchange under the symbol SYK. Previous to that date, the Company's common stock was traded in the over-the-counter market on The Nasdaq Stock Market. Quarterly stock prices appearing under the caption "Summary of Quarterly Data" on page 45 of the 1997 Annual Report and dividend information for the years ended December 31, 1997 and 1996 under the caption "Ten Year Review" on page 24 of the 1997 Annual Report are incorporated herein by reference. The Company's Board of Directors intends to consider a year-end cash dividend annually at its December meeting.

     On April 30, 1997, the Company's Board of Directors authorized the repurchase in the open market from time to time, depending upon prevailing market conditions, of up to 1,000,000 shares of its common stock. At February 27, 1998, no shares had been repurchased under this plan. During the period from April 24, 1996 to April 3, 1997, 1,000,000 shares of common stock were repurchased under a prior authorization.

     On December 31, 1997, there were 3,127 stockholders of record of the Company's common stock.


ITEM 6.   SELECTED FINANCIAL DATA

     The financial information for each of the five years in the period ended December 31, 1997 under the caption "Ten Year Review" on pages 24 and 25 of the 1997 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 30 of the 1997 Annual Report is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DESCLOSURES ABOUT MARKET RISK

     The information under the sub-caption "Other" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 30 of the 1997 Annual Report is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiaries and report of independent auditors included on pages 31 through 46 of the 1997 Annual Report are incorporated herein by reference.

     Quarterly results of operations appearing under the caption "Summary of Quarterly Data" on page 45 of the 1997 Annual Report are incorporated herein by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Information regarding the directors of the Company appearing under the caption "Election of Directors" in the 1998 proxy statement is incorporated herein by reference.

     Information regarding the executive officers of the Company appears below. All officers are elected annually. Reported ages are as of January 31, 1998.

     John W. Brown, age 63, has been Chairman of the Board since January 1981, and President and Chief Executive Officer of the Company since February 1977. He is also a director of Lunar Corporation, a medical products company, First of America Bank Corporation, a bank, Arthur D. Little, Inc., an international management consulting Company, the Health Industry Manufacturers Association and The American Business Conference.

     Ronald A. Elenbaas, age 44, was appointed President of the Surgical Group in 1985 and has been a Vice President of the Company since August 1983. Previously he was the Director of Surgical Sales since May 1982. Since joining the Company in September 1975 he has held various other positions, including Sales Representative, Marketing Product Manager, Plant Manager, Canadian Sales Director, Assistant to the President and Director of Customer Relations.

     Christopher F. Homrich, age 38, was appointed Treasurer upon joining the Company in April 1996. He had previously been Assistant Treasurer at Ingram Industries Inc., a privately held corporation with business activities including wholesale distribution of microcomputer products, books and video cassettes, inland marine transportation, oil and gas wellhead manufacturing and insurance, since June 1991.

     William T. Laube, III, age 58, was appointed President of Stryker Pacific Group in 1985 and has been a Vice President of the Company since March 1979. Since joining the Company in July 1975, he has held various international sales management positions.

     Edward B. Lipes, age 45, was appointed a Vice President of the Company in May 1994 and has been President of Osteonics Corp. since August 1989. He held the position of President, Physiotherapy Associates, Inc. upon joining the Company in April 1988.

     Michael R. Mainelli, Jr., age 36, was appointed Representative Director and President of Matsumoto Medical Instruments, Inc. in November 1997 and has been a Vice President of the Company since joining the Company in April 1996. He had previously spent twelve years with General Electric Company in manufacturing, marketing, and product line management positions. Most recently he was responsible for worldwide planning, development and marketing of magnetic resonance imaging products at GE Medical Systems.

     David J. Simpson, age 51, was appointed Vice President, Chief Financial Officer and Secretary upon joining the Company in June 1987. He had previously been Vice President and Treasurer of Rexnord Inc., a manufacturer of industrial and aerospace products, since July 1985.

     Thomas R. Winkel, age 45, was appointed President of Stryker
Americas/Middle East in March 1992 and has been a Vice President of the Company since December 1984. He had previously been Vice President, Administration since June 1987. Since joining the Company in October 1978, he has held various other positions, including Assistant Controller, Secretary and Corporate Controller.

     Jeffrey R. Winter, age 39, was appointed Controller upon joining the Company in October 1996. He had previously been a Senior Manager at Ernst & Young LLP, independent public accountants, since October 1991.


ITEM 11.   EXECUTIVE COMPENSATION

     Information regarding the compensation of the management of the Company appearing under the captions "Director Compensation" and "Executive Compensation" in the 1998 proxy statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Beneficial Ownership of More than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the 1998 proxy statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)- The response to this portion of Item 14 is submitted as a separate section of this report following the signature page.

        (a)(3)- Exhibits

           Exhibit 3 -  Articles of Incorporation and By-Laws
                    (i) Restated Articles of Incorporation and amendment
                        thereto dated December 28, 1993 - Incorporated by reference to Exhibit 3(i) to the Company's Form 10-K for the year ended December 31, 1993 (Commission File No. 0-9165).

                   (ii) By-Laws - Incorporated by reference to Exhibit 3(ii)
                        to the Company's Form 10-Q for the quarter ended June 30, 1988 (Commission File No. 0-9165).

           Exhibit 4 -  Instruments defining the rights of security
                        holders, including indentures--The Company agrees to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of the Company and its subsidiaries not exceeding 10% of the total assets of the Company and its consolidated subsidiaries is authorized.

          Exhibit 10 -  Material contracts
                  (i)* 1988 Stock Option Plan - Incorporated by reference to Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1992
                        (Commission File No. (0-9165).

                 (ii)* Supplemental Savings and Retirement Plan (as Amended Effective January 1, 1996) - Incorporated by Reference to Exhibit 10(iii) to the Company's Form 10-K for the year ended December 31, 1994
                        (Commission File No.0-9165).

                 (iii)* Amendment to the 1988 Stock Option Plan -
                        Incorporated by reference to Exhibit 10(i) to the Form 10-Q for the period ending
                        March 31, 1997.

                  (iv)* Description of bonus arrangements between the
                        Company and certain officers, including Messrs. Brown, Elenbaas, Laube, Lipes, Mainelli, Simpson and Winkel.

           Exhibit 11 - Statement re: computation of per share earnings
                    (i) Statement Re:  Computation of earnings per
                        share of common stock.

           Exhibit 13 - Annual report to security holders
                    (i) Portions of the 1997 Annual Report that
                        are incorporated herein by reference.

           Exhibit 21 - Subsidiaries of the registrant
                    (i) List of Subsidiaries.

           Exhibit 23 - Consents of experts and counsel
                    (i) Consent of Independent Auditors.

           Exhibit 27 - Financial data schedule
                    (i) Financial data schedule (included in EDGAR
                        filing only).


(b)        No reports on Form 8-K were filed in 1997.

(c)        Exhibits - Exhibit Index appears on page 24 of this report.

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

                                      STRYKER CORPORATION

Date:  3/23/98                        DAVID J. SIMPSON
                                      _____________________________________
                                      David J. Simpson, Vice President,
                                       Chief Financial Officer and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


JOHN W. BROWN               3/23/98   DAVID J. SIMPSON               3/23/98
___________________________________   ______________________________________
John W. Brown, Chairman, President    David J. Simpson, Vice President,
 and Chief Executive Officer           Chief Financial Officer and Secretary
  (Principal Executive Officer)          (Principal Financial Officer)



HOWARD E. COX, JR.          3/23/98   JEFFREY R. WINTER              3/23/98
____________________________________  ______________________________________
Howard E. Cox, Jr. - Director         Jeffrey R. Winter, Controller
                                      (Principal Accounting Officer)


DONALD M. ENGELMAN          3/23/98   RONDA E. STRYKER               3/23/98
____________________________________  ______________________________________
Donald M. Engelman, Ph.D. - Director  Ronda E. Stryker - Director



JEROME H. GROSSMAN          3/23/98   WILLIAM U. PARFET              3/23/98
____________________________________  ______________________________________
Jerome H. Grossman, M.D. - Director   William U. Parfet - Director



JOHN S. LILLARD             3/23/98
____________________________________
John S. Lillard - Director



                           ANNUAL REPORT ON FORM 10-K


                       ITEM 14(a)(1) and (2), (c) and (d)


         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                CERTAIN EXHIBITS


                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1997



                              STRYKER CORPORATION
                              KALAMAZOO, MICHIGAN




                     FORM 10-K - ITEM 14(a)(1), (2) AND (d)

                      STRYKER CORPORATION AND SUBSIDIARIES

         List of Financial Statements and Financial Statement Schedule



     The following consolidated financial statements of Stryker Corporation and subsidiaries and report of independent auditors, included in the 1997 Annual Report, are incorporated by reference in Item 8:

          Report of independent auditors

          Consolidated balance sheets - December 31, 1997 and 1996.

          Consolidated statements of earnings - years ended
          December 31, 1997, 1996 and 1995.

          Consolidated statements of stockholders' equity - years ended December 31, 1997, 1996 and 1995.

          Consolidated statements of cash flows - years ended
          December 31, 1997, 1996 and 1995.

          Notes to consolidated financial statements - December 31, 1997.

     The following consolidated financial statement schedule of Stryker Corporation and subsidiaries is included in Item 14(d):

          Schedule II - Valuation and qualifying accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    STRYKER CORPORATION AND SUBSIDIARIES



         Column A             Column B    Column C    Column D    Column E
___________________________ ___________  __________  ___________  __________
                                          Additions   Deductions
                                         __________  ___________
                             Balance at  Charged to                  Balance
                              Beginning     Costs &                   at End
       Description            of Period    Expenses  Describe(a)   of Period
___________________________ ___________  __________  ___________  ___________

DEDUCTED FROM ASSET ACCOUNTS

Allowance for Doubtful Accounts

Year ended December 31, 1997 $9,500,000  $4,565,000   $2,365,000  $11,700,000
                             ==========  ==========   ==========   ==========
Year ended December 31, 1996 $7,800,000  $3,865,000   $2,165,000   $9,500,000
                             ==========  ==========   ==========   ==========
Year ended December 31, 1995 $6,400,000  $1,934,000     $534,000   $7,800,000
                             ==========  ==========   ==========   ==========



(a) Uncollectible amounts written off, net of recoveries


                            FORM 10-K - ITEM 14(c)
                      STRYKER CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX
Exhibit                                                               Page*
________________________________________________________________      ______

(3)  Articles of incorporation and by-laws.
   (i)  Restated Articles of Incorporation and amendment
         thereto dated December 28, 1993.                              16**

  (ii)  By Laws.                                                       16**

(10) Material contracts.
   (i)  1988 Stock Option Plan.                                        16**

  (ii)  Supplemental Savings and Retirement Plan
         (as Amended Effective January 1, 1996).                       16**

 (iii)  Amendment to the 1988 Stock Option Plan.                       17**

  (iv)  Description of bonus arrangements between the Company and certain officers, including Messrs. Brown,
         Elenbaas, Laube, Lipes, Mainelli, Simpson and Winkel.         23

(11) Statement re: computation of per share earnings.
   (i)  Statement Re: Computation of earnings per share of
         common stock.                                                 23

(13) Annual report to security holders.
   (i)  Portions of the 1997 Annual Report that are
         incorporated herein by reference.                             17**

(21) Subsidiaries of the registrant.
   (i)  List of Subsidiaries.                                          24

(23) Consents of experts and counsel.
   (i)  Consent of Independent Auditors.                               26

(27) Financial data schedule.
   (i)  Financial data schedule (included in EDGAR filing only).

* Page number in sequential numbering system where such exhibit can be found, or it is stated that such exhibit is incorporated by reference.

** Incorporated by reference in this Annual Report on Form 10-K



                                                           EXHIBIT (10)(iv)

                  DESCRIPTION OF BONUS ARRANGEMENTS

     The Company has entered into bonus arrangements with certain executive officers for 1998, including Mr. Brown, Mr. Elenbaas, Mr. Laube, Mr. Lipes, Mr. Mainelli, Mr. Simpson and Mr. Winkel, based on specific performance criteria including sales, profits and asset management. The aggregate amount of such bonuses is not expected to exceed $2,000,000.





                                                             EXHIBIT (11)

        STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK

                                           Year Ended December 31
                                ______________________________________
                                    1997         1996          1995
                                ___________  ___________    __________
Basic:
 Average number
  of shares outstanding          96,254,000   96,838,000    96,936,000
                                ___________  ___________    __________

 Net earnings                  $125,320,000 $104,460,000   $87,010,000
                                ===========  ===========    ==========
 Basic net earnings per
 share of common stock                $1.30        $1.08         $0.90
                                       ====         ====          ====
Diluted:
 Average number
  of shares outstanding          96,254,000   96,838,000    96,936,000

 Net effect of dilutive stock
  options, based on the
  treasury stock method using
  average market price            1,878,000    1,589,000     1,609,000
                                ___________  ___________    __________

Total diluted shares             98,132,000   98,427,000    98,545,000
                                ===========  ===========    ==========

Diluted net earnings per
  share of common stock               $1.28        $1.06         $0.88
                                      =====        =====         =====



                                                           EXHIBIT (21)

                              LIST OF SUBSIDIARIES

                                                    State or Country
Name of Subsidiary                                  of Incorporation
____________________________________________________________________

Comptoir Hospitalier Orthopedique et Chirurgical    France
Diagnostic Treatment Rehabilitation Clinic Limited  United Kingdom
Dimso Iberica SA                                    Spain
Dimso SA                                            France
Favro B.V.                                          The Netherlands
N.V. Stryker S.A.                                   Belgium
Osteo AG                                            Switzerland
Osteo Australia Pty. Limited                        Australia
Osteo France SARL                                   France
Osteo Holding AG                                    Switzerland
Osteonics Corp.                                     New Jersey
Physiotherapy Associates, Inc.                      Michigan
Physiotherapy Associates UK Limited                 United Kingdom
Stryker AB                                          Sweden
Stryker Arroyo, Inc.                                Delaware
Stryker A/S                                         Denmark
Stryker Australia Pty. Ltd.                         New South Wales
Stryker (Barbados) Foreign Sales Corporation        Barbados
Stryker Biotech B.V.                                The Netherlands
Stryker Biotech France SARL                         France
Stryker B.V.                                        The Netherlands
Stryker Canada Inc.                                 Canada
Stryker China Limited                               Hong Kong
Stryker Corporation (Chile) Compania Limitada       Chile
Stryker Corporation (Malaysia) Sdn. Bhd.            Malaysia
Stryker Far East, Inc.                              Delaware
Stryker France SA                                   France
Stryker IFSC Limited                                Ireland
Stryker Ireland Limited                             Ireland
Stryker Korea Ltd.                                  Korea
Stryker Medical B.V.                                The Netherlands
Stryker Mexico, S.A. de C.V.                        Mexico
Stryker Osteonics (PTY) LTD.                        South Africa
Stryker Osterreich GmbH                             Austria
Stryker Pacific Limited                             Hong Kong
Stryker Polska Sp.zo.o                              Poland
Stryker Puerto Rico Inc.                            Delaware
Stryker SA                                          Switzerland
Stryker Sales Corporation                           Michigan
Stryker Singapore Private Limited                   Singapore
Stryker-Osteo GmbH                                  Germany
Stryker-Osteonics SA                                Switzerland

Stryker Corporation directly or indirectly owns 100% of the outstanding voting securities of each of the above-named subsidiaries.

Stryker is a 75% investor in:
 Matsumoto Medical Instruments, Inc.                 Japan

Stryker effectively controls:
 Stryker India Medical Equipment Private Limited     India




                                                           EXHIBIT (23)



                        CONSENT OF INDEPENDENT AUDITORS



     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Stryker Corporation of our report dated January 31, 1998, included in the 1997 Annual Report to Stockholders of Stryker Corporation.

     Our audits also included the financial statement schedule of Stryker Corporation and subsidiaries listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statement Number 33-55662 on Form S-8 dated December 11, 1992, Registration Statement Number 2-96467 on Form S-8 dated April 4, 1985, Registration Statement Number 33-32240 on Form S-8 dated November 20, 1989 and to the related prospectus for each of the registration statements of our report dated January 31, 1998, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Stryker Corporation.


                                        ERNST & YOUNG LLP


Kalamazoo, Michigan
March 25, 1998