Form 10-Q
period 1998-03-31
STRYKER CORP
filed 1998-05-07
CIK 310764

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    March 31, 1998


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

     96,274,401 shares of Common Stock, $.10 par value, as of April 30, 1998.



                        PART I. - FINANCIAL INFORMATION

ITEM I.                       FINANCIAL STATEMENTS

                      STRYKER CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands, except per share amounts)
                                                         March 31  December 31
                                                             1998         1997
                                                      -----------  -----------
ASSETS
 Current Assets
   Cash and cash equivalents                            $  70,680    $ 154,027
   Marketable debt securities                             264,776      197,041
   Accounts receivable, less allowance
      of $11,900 (1997 - $11,700)                         184,596      176,214
   Inventories                                            152,084      136,246
   Deferred income taxes                                   78,733       78,896
   Prepaid expenses and other current assets               18,671       14,184
                                                        ---------    ---------
 Total Current Assets                                     769,540      756,608
 Property, Plant and Equipment, less allowance
   for depreciation of $141,667 (1997 - $136,582)         164,367      163,867
 Other Assets                                              63,381       64,600
                                                        ---------    ---------
TOTAL ASSETS                                            $ 997,288    $ 985,075
                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
   Accounts payable                                     $  58,586    $  55,034
   Accrued compensation                                    29,156       43,927
   Income taxes                                            53,484       36,971
   Accrued expenses and other liabilities                  69,277       93,452
   Current maturities of long-term debt                    72,288       73,627
                                                        ---------    ---------
 Total Current Liabilities                                282,791      303,011
 Long Term Debt, excluding current maturities               3,754        4,449
 Other Liabilities                                         28,852       29,168
 Minority Interest                                         34,572       35,672
 Stockholders' Equity
   Common stock, $.10 par value:
      Authorized - 150,000 shares
      Outstanding - 96,208 shares (1997 - 96,059)           9,621        9,606
   Additional paid-in capital                               3,627           18
   Retained earnings                                      648,949      612,939
   Accumulated other comprehensive income                 (14,878)      (9,788)
                                                        ---------    ---------
 Total Stockholders' Equity                               647,319      612,775
                                                        ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 997,288    $ 985,075
                                                        =========    =========

See accompanying notes to condensed consolidated financial statements.

                      STRYKER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


(Amounts in thousands, except per share amounts)

                                               Three Months Ended
                                                     March 31
                                                  1998       1997
                                              --------   --------
Net sales                                     $253,588   $239,536
Cost of sales                                  101,413     97,685
                                              --------   --------
Gross profit                                   152,175    141,851

Operating expenses:
 Research, development and engineering          13,030     13,698
 Selling, general and administrative            86,894     84,013
                                              --------   --------
                                                99,924     97,711
                                              --------   --------
Operating income                                52,251     44,140

Other income                                     3,149      3,700
                                              --------   --------
Earnings before income taxes                    55,400     47,840
Income taxes                                    19,390     17,820
                                              --------   --------
Net earnings                                  $ 36,010   $ 30,020
                                              ========   ========
Net earnings per share of common stock:
 Basic                                            $.37       $.31
                                                  ====       ====
 Diluted                                          $.37       $.30
                                                  ====       ====
Average outstanding shares for the period:
 Basic                                          96,114     96,863
 Diluted                                        98,056     98,478

See accompanying notes to condensed consolidated financial statements.


                      STRYKER CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


(Amounts in thousands, except per share amounts)

                                                         Accumulated
                                  Additional                   Other
                         Common      Paid-In  Retained Comprehensive
                          Stock      Capital  Earnings        Income      Total
                        -------   ----------  --------    ----------   --------
Balance at
 January 1, 1998         $9,606          $18  $612,939       ($9,788)  $612,775
                                                                       --------

Comprehensive income:

 Net earnings                                   36,010                   36,010

 Net unrealized gains
  on securities                                                   11         11

Foreign currency
 translation adjustments                                      (5,101)    (5,101)
                                                                       --------
Comprehensive income                                                     30,920
                                                                       --------
Sales of 149 shares of
 common stock under
 stock option and
 benefit plans,
 including $1,273
 income tax benefit          15        3,609                              3,624
                        -------   ----------  --------    ----------    -------
Balance at
 March 31, 1998          $9,621       $3,627  $648,949     ($14,878)   $647,319
                        =======   ==========  ========    ==========   ========

     See accompanying notes to condensed consolidated financial statements.

     In 1997 the Company declared a cash dividend of eleven cents per share to shareholders of record on December 31, 1997, payable on January 30, 1998. No cash dividends have been declared during 1998.


                      STRYKER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(Amounts in thousands)

                                                     Three Months Ended
                                                           March 31
                                                        1998       1997
                                                    --------   --------
OPERATING ACTIVITIES
 Net earnings                                        $36,010    $30,020
 Adjustments to reconcile net earnings to
  net cash provided by (used in) operating
   activities:
    Depreciation                                       6,561      6,393
    Amortization                                       1,314      3,345
    Minority interest                                   (409)       319
    Changes in operating assets and liabilities,
     net of effects of business acquisitions:
      Increase in accounts receivable                 (9,911)   (16,113)
      Increase in inventories                        (15,841)    (5,880)
      Increase (decrease) in accounts payable          3,843    (13,041)
      Decrease in accrued expenses                   (21,144)   (15,517)
      Increase (decrease) in income taxes             16,460    (12,231)
      Other                                           (4,579)      (239)
                                                    --------   --------
 Net cash provided by (used in) operating
  activities                                          12,304    (22,944)

INVESTING AND FINANCING ACTIVITIES
 Purchases of property, plant and equipment           (8,049)    (7,050)
 Sales (purchases) of marketable securities          (67,735)    30,210
 Business acquisitions                               (12,712)    (4,999)
 Payments on borrowings                                 (388)    (1,278)
 Dividends paid                                      (10,580)    (9,679)
 Proceeds from exercise of stock options               3,624      3,255
 Repurchases of common stock                               0    (23,296)
 Other                                                  (157)     4,920
                                                    --------   --------
Net cash used in investing
 and financing activities                            (95,997)    (7,917)
Effect of exchange rate changes on
 cash and cash equivalents                               346     (1,203)
                                                    --------   --------
Decrease in cash and cash equivalents               ($83,347)  ($32,064)
                                                   =========   ========

See accompanying notes to condensed consolidated financial statements.



                      STRYKER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                  (Unaudited)


Note 1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     As of January 1, 1998 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes rules for the reporting of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net earnings or shareholders' equity. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which, prior to adoption, were reported separately in shareholders' equity, to be aggregated and disclosed as accumulated other comprehensive income, a component of shareholders' equity. Management has elected to disclose total comprehensive income as a subtotal in the Condensed Consolidated Statement of Stockholders' Equity. Prior year financial statements have been reclassed to conform to the requirements of Statement No. 130. Other comprehensive income for the three months ended March 31, 1997 was $24,355.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Results of operations and financial position will be unaffected by implementation of this new standard. Statement No. 131 is effective for financial periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Statement does not require interim period disclosures in the year of adoption. Management is currently evaluating disclosure requirements under the new standard.


Note 2.   INVENTORIES

     Inventories are as follows (in thousands):

                                  March 31   December 31
                                      1998          1997
                                 ---------     ---------
         Finished goods          $ 111,156     $ 103,744
         Work-in-process            13,468        10,661
         Raw material               35,179        29,560
                                 ---------     ---------
         FIFO Cost                 159,803       143,965
         Less LIFO reserve           7,719         7,719
                                 ---------     ---------
                                 $ 152,084     $ 136,246
                                 =========     =========

     FIFO cost approximates replacement cost.

Note 3.   BUSINESS ACQUISITIONS

     During the first quarter of 1998, the Company's subsidiary, Physiotherapy Associates, Inc., purchased certain physical therapy clinic operations at an aggregate cost of $0.9 million. In addition, the Company purchased a domestic distributor of its orthopaedic implants at a cost of $11.3 million. All of the above acquisitions were accounted for by the purchase method. Any intangible assets acquired in the above acquisitions are being amortized over periods ranging from five to fifteen years. Pro forma consolidated operating results including the acquisitions would not differ significantly from reported results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations
_____________________

     The table below sets forth domestic/international and product line sales information:

                                Three Months Ended
                                      March 31         %
                                   1998      1997    Chg
                               --------  --------   ----
Domestic/International Sales
  Domestic                     $171,152  $149,592   14.4
  International                  82,436    89,944   (8.3)
                               --------  --------
Total net sales                $253,588  $239,536    5.9
                               ========  ========
Product Line Sales
  Stryker Surgical             $193,552  $178,619    8.4
  Stryker Medical                51,350    51,337    0.0
  Distributed Products            8,686     9,580   (9.3)
                               --------  --------
Total net sales                $253,588  $239,536    5.9
                               ========  ========


     Stryker Corporation's net sales increased 6% in the first quarter of 1998 compared to the same period in 1997. Increased unit volume generated a 6% sales increase. Net sales also increased 2% from business acquisitions and 1% from the conversion of certain portions of the Osteonics' domestic distribution network to direct sales. These increases were partially offset by a 2% decrease in sales from unfavorable foreign currency comparisons and a combined 1% decrease from a decline in selling prices and divested businesses.

     The Company's domestic sales increased 14% in the first quarter of 1998 compared to 1997. The domestic sales increase results from strong shipments of endoscopic equipment, powered surgical instruments and orthopaedic implants and increased revenue from physical therapy services. International sales decreased 8% in the first quarter of 1998 when compared to 1997 as unfavorable foreign currency comparisons and lower shipments in Asian markets more than offset higher shipments in Europe and other international markets. Unfavorable foreign currency comparisons lowered the dollar value of international sales by $4.8 million or 5% for the quarter.

     Worldwide sales of Stryker Surgical products (principally orthopaedic products) increased 8% in the first quarter. The sales gains resulted from higher shipments of endoscopic equipment, powered surgical instruments and orthopaedic implants partially offset by the lower dollar translation of foreign currency sales. Worldwide sales of Stryker Medical products (principally stretchers/beds and physical therapy services) in the first quarter were comparable with the prior year first quarter as increased physical therapy revenue was offset by lower shipments of hospital beds and stretchers. Sales of Distributed products, which are sourced from other companies principally for sale in Japan, declined 9% in the first quarter.

     Cost of sales in the first quarter of 1998 represented 40.0% of sales compared to 40.8% in the same period of 1997. The lower cost of sales percentage in 1998 resulted from product mix and the Company's continued efforts in product cost reductions. Research, development and engineering (R,D&E) expense decreased 5% for the first quarter and represented 5.1% of sales in 1998 compared to 5.7% in the first quarter of 1997. The Company's R,D&E spending represents the continued development of the OP-1 bone growth device at Stryker Biotech and the Company-wide focus on new product development. The Company's commitment to product development has resulted in several new product introductions in the first three months of 1998 including the Quantum 5000 lightsource, the TPS Reciprocating Saw, the InterPulse System, the First Care Ultra bed and the international introduction of the Scorpio Knee system. Selling, general and administrative (S,G&A) expenses increased 3.4% in the first quarter of 1998 and represented 34.3% of sales compared to 35.1% in the same period of 1997. The increase in S,G,&A costs is principally a result of increased selling expenses from larger sales forces and an increase in sales. Other income decreased $0.6 million, or 14.9%, in the first quarter of 1998 compared to the same period of 1997. The decrease in other income in the first quarter is due to a decrease in foreign currency transaction gains.

     The effective tax rate decreased to 35.0% in the first quarter of 1998 compared to 37.2% in the same period of 1997. The decrease in the income tax rate is due to a more favorable mix of operating results among tax jurisdictions, principally Japan, and tax-free interest on short-term investments. Earnings before income taxes increased 15.8% and net earnings increased 20.0% in the first quarter of 1998 when compared to 1997.


Liquidity and Capital Resources
_______________________________

     Stryker's financial position at March 31, 1998 remained strong with cash and marketable securities of $335.5 million. Working capital at March 31, 1997 increased by $33.1 million to $486.7 million from $453.6 million at December 31, 1997. Accounts receivable at March 31, 1998 increased 5% from
December 31, 1997 and days sales outstanding increased 1 day from 62 days at December 31, 1997 to 63 days at March 31, 1998. Inventories at March 31, 1998 increased 12% from December 31, 1997 and days in inventory increased 15 days to 142 days from 127 days at December 31, 1997.

     The Company provided $12.3 million of cash from operations in the first three months of 1998, compared to a use of cash of $22.9 million in the same period of 1997. The large use of cash in the prior year is the result of paying attorney fees and taxes totaling $37.9 million on the patent judgement received in the fourth quarter of 1996. Excluding these payments, cash provided by operations in the first quarter of 1997 would be $15.0 million. In the first three months, $12.7 million of cash was used for acquisitions, $11.3 million of which related to the purchase of a previous distributor. Cash and marketable securities of $335.5 million and anticipated future cash flows from operations are expected to be sufficient to fund future operating and capital requirements. The Company also has unsecured lines of credit with banks totaling $53.3 million, none of which was utilized at March 31, 1998.



                          PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (c)At the Annual Meeting of Stockholders held on April 21, 1998, the stockholders elected seven directors to serve until the next Annual Meeting of Stockholders. The voting results for each nominee were as follows:
                                                  Shares
                                        -------------------------
                   Name                   For           Withheld
           -------------------------    ----------       --------
           John W. Brown               88,911,422        561,390
           Howard E. Cox, Jr.          88,921,244        551,568
           Donald M. Engelman, Ph.D.   88,919,519        553,293
           Jerome H. Grossman, M.D.    88,921,359        551,453
           John S. Lillard             88,907,181        565,631
           William U. Parfet           88,848,944        623,868
           Ronda E. Stryker            88,948,043        524,769


           The stockholders also approved at the Annual Meeting the adoption of the 1998 Stock Option Plan (Exhibit 10(i) in this Form 10-Q). The voting results were 72,641,981 votes for, 6,376,503 votes against, and 596,210 votes abstained.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           The exhibits listed below are submitted as a separate section of this report following the signature page:

               Exhibit 10(i) - 1998 Stock Option Plan

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


                                    STRYKER CORPORATION
                                    (Registrant)


May 7, 1998                         JOHN W. BROWN
_________________                   _________________________________________
Date                                John W. Brown, Chairman, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


May 7, 1998                         DAVID J. SIMPSON
_________________                   _________________________________________
Date                                David J. Simpson, Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial Officer)



                                                              Exhibit 10(i)


                             1998 Stock Option Plan
                                       of
                              STRYKER CORPORATION
                           (effective April 21, 1998)



          1. Purpose. The purpose of the 1998 Stock Option Plan of Stryker Corporation (the "Plan") is to advance the interests of Stryker Corporation (the "Company") and its subsidiaries by providing a larger personal and financial interest in the success of the Company and its subsidiaries to employees and directors upon whose judgment, interest and special efforts the Company and its subsidiaries are dependent for the successful conduct of its and their operations and to enable the Company and its subsidiaries to compete effectively with others for the services of new employees and directors as may be needed for the continued improvement of the enterprise. It is believed that the acquisition of such interest will stimulate the efforts of such employees and directors on behalf of the Company and its subsidiaries and strengthen their desire to continue to serve the Company and its subsidiaries.

          2. Participants. Options may be granted under the Plan to any employee or director of the Company and its subsidiaries. The employees and directors of the Company and its subsidiaries to whom options are granted and the terms of such options shall be determined by the Stock Option Committee appointed pursuant to Section 10 hereof, except that the full Board of Directors, acting by affirmative vote of a majority of the directors then in office, shall make such determinations in the case of directors who are not also employees of the Company or any subsidiary ("Non-Employee Directors"). A grantee may hold more than one option. The number of shares of Common Stock, par value $.10 per share (the "Common Stock"), of the Company subject to options that may be granted under this Plan in any calendar year to any employee or director shall not exceed 500,000 (the "Annual Limit"). To the extent required by Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), shares subject to options that are canceled shall continue to be counted against the Annual Limit and, if the purchase price of the shares subject to an option is reduced after the grant of such option, the transaction shall be treated as a cancellation of such option and the grant of a new option and both options shall be counted against the Annual Limit.

          Nothing contained in this Plan, nor in any option granted pursuant to this Plan, shall confer upon any employee or director any right to the continuation of his or her employment or directorship nor limit in any way the right of the Company or its subsidiaries to terminate such employment or directorship at any time.

          As used herein, the term "subsidiary" shall mean any present or future entity that is controlled by the Company, directly or through one or more intermediaries.

          3. Effectiveness and Termination of Plan. This Plan shall become effective upon approval thereof by the holders of a majority of the votes cast at a meeting held, among other things, for such purpose, provided that the total vote cast on the proposal represents over 50% in interest of the Common Stock entitled to vote at the meeting. The date of the meeting at which such approval is given shall be the adoption date of this Plan. This Plan shall terminate on the earliest of (i) ten (10) years from its adoption date (ii) when all shares of Common Stock that may be issued under this Plan shall have been issued through exercise of options granted under this Plan or (iii) at any earlier time that the Board of Directors may determine.

          Any option outstanding under this Plan at the time of its termination shall remain in effect in accordance with its terms and conditions and those of this Plan.

          4. The Common Stock. The aggregate number of shares of Common Stock of the Company that may be issued under this Plan shall consist of 10,000,000 shares, subject to further adjustment as provided in Section 7 hereof. Such number of shares may be set aside out of the authorized but unissued shares of Common Stock of the Company not reserved for any other purpose or out of shares of Common Stock held in or acquired for the treasury of the Company. All or any shares of Common Stock subjected under this Plan to an option that, for any reason, is canceled, terminates, lapses or expires unexercised as to such shares may again be subjected to an option under this Plan.

          5.  Types of Options and Terms and Conditions.

          (a) Options granted under this Plan shall be in the form of (i) incentive stock options as defined in Section 422 of the Code ("incentive stock options") or (ii) options not qualifying under said Section ("nonstatutory stock options").

          (b) Options may be granted at any time and from time to time prior to the termination of this Plan. Except as hereinafter provided, all options granted pursuant to this Plan shall be subject to the following terms and conditions:

          (i) Price. The purchase price of the shares of Common Stock issuable upon exercise of options granted under this Plan shall be not less than 100% of the fair market value of the Common Stock on the date of the grant of the option. For purposes of this Plan, "fair market value" of the Common Stock shall mean the closing sales price of the Common Stock (or the closing bid, if no sales were reported) as reported on the New York Stock Exchange-Composite Transactions for the last market trading day prior to the time of determination or, if the Common Stock is not then listed on the New York Stock Exchange, the price determined in good faith by the Stock Option Committee (or the Board of Directors in the case of options granted to Non-Employee Directors). The purchase price shall be paid in full at the time of such purchase, in (A) cash, (B) shares of Common Stock of the Company (which, in the case of shares acquired upon exercise of an option, must have been owned for more than six months) valued at the fair market value of the Common Stock on the date of purchase or (C) any combination of cash and Common Stock. In addition, if the Stock Option Committee (or the Board of Directors in the case of options granted to Non-Employee Directors) so provides at the time of grant, an option may be exercised by delivering a properly executed exercise notice together with irrevocable instructions to a broker to deliver promptly to the Company the amount of sale or loan proceeds necessary to pay the purchase price and applicable withholding taxes in full and such other documents as the Stock Option Committee (or the Board of Directors in the case of options granted to Non-Employee Directors) may determine. The purchase price shall be subject to adjustment, but only as provided in Section 7 hereof.

          (ii) Duration and Exercise of Options. Options may be granted for terms of up to but not exceeding ten (10) years from the date the particular option is granted. Options shall be exercisable as provided by the Stock Option Committee (or the Board of Directors in the case of options granted to Non-Employee Directors) at the time of grant thereof.

          (iii) Termination of Employment or Service as a Director. Upon the termination of the grantee's employment or service as a director, his or her rights to exercise an option shall be only as follows:

     Death, Disability or Retirement. If the grantee's employment is terminated by reason of death, disability or retirement, the grantee or the grantee's estate may, within one year following such termination, exercise the option with respect to all or any part of the shares of Common Stock subject thereto, regardless of whether the right to purchase such shares had accrued on or before the last day on which the grantee was either an employee or director of the Company or any subsidiary. If an incentive stock option is exercised after the exercise period that is applicable for purposes of Section 422 of the Code, such option shall be
     treated as a nonstatutory stock option.   For purposes of this Plan,
     "disability" shall mean qualifying for and receiving payments under a disability pay plan of the Company or any subsidiary and "retirement" shall mean termination of employment with the Company and/or its subsidiaries on or after the grantee's 65th birthday or the grantee's 60th birthday if the grantee has completed ten (10) years of service with the Company and/or its subsidiaries.

     Other Reasons. If the grantee ceases to be an employee or director for any reason other than those provided above under "Death, Disability or Retirement," the grantee or the grantee's estate (in the event of the grantee's death after such termination) may, within the one month period following such termination, exercise the option with respect to only such number of shares of Common Stock as to which the right of exercise had accrued on or before the last day on which the grantee was either an employee or director of the Company or any subsidiary unless the Stock Option Committee (or the Board of Directors in the case of options granted to Non-Employee Directors) determines that the option shall be exercisable as to a greater portion thereof.

     General. Notwithstanding the foregoing, no option shall be exercisable in whole or in part (A) after the termination date provided in the option, or
     (B) except as provided in the second paragraph of Section 10 or in the event of termination of employment or service as a director because of disability, retirement or death, unless the grantee shall have continued in the employ of, or to serve as a director of, the Company or one of its subsidiaries for one year following the date the option was granted. A grantee's "estate" shall mean the grantee's legal representatives upon the grantee's death or any person who acquires the right under the laws of descent and distribution to exercise an option by reason of the grantee's death.

          (iv) Transferability of Option. Except as otherwise provided herein, options shall be transferable only by will or the laws of descent and distribution and shall be exercisable during the grantee's lifetime only by him or her. A grantee may transfer any nonstatutory stock option granted under this Plan to members of his or her immediate family (defined as a spouse, children and/or grandchildren) or to one or more trusts for the benefit of such family members if the instrument evidencing such option expressly so provides and the grantee does not receive any consideration for the transfer; provided, however, that any such transferred option shall continue to be subject to the same terms and conditions that were applicable to such option immediately prior to its transfer (except that such transferred option may not be further transferred by the transferee during the transferee's lifetime). An option and all rights thereunder shall terminate immediately if the holder attempts to or does sell, assign, transfer, pledge, hypothecate or otherwise dispose of the option or any rights thereunder to any person except as permitted herein.

          (v) Surrender of Options. The Stock Option Committee (or the Board of Directors in the case of options granted to Non-Employee Directors) may require the surrender of outstanding options as a condition precedent to the grant of new options. Upon each such surrender, the option or options surrendered shall be canceled and the shares of Common Stock of the Company previously subject to the option or options under this Plan shall thereafter be available for the grant of options under this Plan.

          (vi) Other Terms and Conditions. Options may also contain such other provisions, which shall not be inconsistent with any of the foregoing terms, as the Stock Option Committee (or the Board of Directors in the case of options granted to Non-Employee Directors) shall deem appropriate.

          (c) Incentive stock options granted pursuant to this Plan shall be subject to all the terms and conditions included in subsection (b) and to the following terms and conditions:

          (i) No incentive stock option shall be granted to an individual who is not an employee of the Company or a "subsidiary corporation" as defined in Section 424(f) of the Code;

          (ii) No incentive stock option shall be granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company; and

          (iii) No incentive stock option may be granted under this Plan if such grant, together with any applicable prior grants that are incentive stock options within the meaning of Section 422(b) of the Code, would exceed any maximum established under the Code for incentive stock options that may be granted to an individual employee.

          6. Rights of a Shareholder. A recipient of an option shall have no rights as a shareholder with respect to any shares issuable or transferable upon exercise thereof until the date of issuance of a stock certificate for such shares. Except as otherwise provided pursuant to Section 7 hereof, no adjustment shall be made for dividends or other rights for which the record date is prior to the date of such stock certificate.

          7. Adjustment of and Changes in Common Stock. In the event that the shares of Common Stock of the Company, as presently constituted, shall be changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or of another corporation (whether by reason of merger, consolidation, recapitalization, reclassification, split-up, combination of shares, or otherwise) or if the number of such shares of Common Stock shall be increased through the payment of a stock dividend or a dividend on the shares of Common Stock of rights or warrants to purchase securities of the Company shall be made, then there shall be substituted for or added to each share of Common Stock theretofore appropriated or thereafter subject or that may become subject to an option under this Plan, the number and kind of shares of stock or other securities into which each outstanding share of Common Stock of the Company shall be so changed, or for which each such share shall be exchanged, or to which each such share shall be entitled, as the case may be, and references herein to the Common Stock shall be deemed to be references to any such stock or other securities as appropriate. Outstanding options shall also be appropriately amended as to price and other terms as may be necessary to reflect the foregoing events. In the event there shall be any other change in the number or kind of the outstanding shares of the Common Stock of the Company, or of any stock or other securities into which such Common Stock shall have been changed or for which it shall have been exchanged, then if the Board of Directors shall, in its sole discretion, determine that such change equitably requires an adjustment in any option theretofore granted or that may be granted under this Plan, such adjustments shall be made in accordance with such determination. Fractional shares resulting from any adjustment in options pursuant to this Section 7 may be settled in cash or otherwise as the Board of Directors shall determine. Notice of any adjustment shall be given by the Company to each holder of an option that shall have been so adjusted and such adjustment (whether or not such notice is given) shall be effective and binding for all purposes of this Plan.

          8. Securities Act Requirements. No option granted pursuant to this Plan shall be exercisable in whole or in part, and the Company shall not be obligated to sell any shares of Common Stock subject to any such option, if such exercise and sale would, in the opinion of counsel for the Company, violate the Securities Act of 1933 (or other Federal or State statutes having similar requirements), as in effect at that time. Each option shall be subject to the further requirement that, if at any time the Board of Directors shall determine in its discretion that the listing or qualification of the shares of Common Stock subject to such option under any securities exchange requirements or under any applicable law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the issue of shares thereunder, such option may not be exercised in whole or in part unless such listing, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors.

          9. Withholding. Appropriate provision (which may, in accordance with rules determined by the Stock Option Committee (or the Board of Directors in the case of options granted to Non-Employee Directors), include the election by the grantee to have the Company withhold from the Common Stock to be issued upon exercise of an option a number of shares having an aggregate fair market value that would satisfy the withholding amount due or to deliver to the Company shares of Common Stock already owned having such aggregate fair market value to satisfy the withholding amount) shall be made for all taxes required to be withheld from shares of Common Stock issued under this Plan under the applicable laws or other regulations of any governmental authority, whether federal, state or local, and domestic or foreign. To that end, the Company may at any time take such steps as it may deem necessary or appropriate (including sale or retention of shares) to provide for payment of such taxes.

          10. Administration and Amendment of Plan. The Board of Directors shall appoint a Stock Option Committee composed of two or more directors. The Board of Directors (but not the Stock Option Committee) may from time to time remove members from such Committee or add members thereto, and vacancies in such Committee, however caused, shall be filled by the Board. The Stock Option Committee (or the Board of Directors in the case of options granted to Non-Employee Directors) from time to time may adopt rules and regulations for carrying out this Plan. The interpretation and construction by the Stock Option Committee (or the Board of Directors in the case of options granted to Non-Employee Directors) of any provision of this Plan or any option granted pursuant hereto shall be final and conclusive. No member of the Stock Option Committee or the Board of Directors shall be liable for any action or determination made in good faith with respect to this Plan or any option granted pursuant thereto. The Board of Directors (but not the Stock Option Committee) may from time to time make such changes in and additions to this Plan as it may deem proper and in the best interests of the Company, without further action on the part of the shareholders of the Company except as required by law, regulation or by the rules of the principal trading market of the Company's Common Stock at that time; provided, however, that, unless the shareholders of the Company shall have first approved thereof (i) except as provided in Section 7 hereof, the total number of shares of Common Stock subject to this Plan and the Annual Limit shall not be increased and the minimum purchase price shall not be changed (ii) no option shall be exercisable more than ten (10) years after the date it is granted and (iii) the expiration date of this Plan shall not be extended.

          The Board of Directors shall have the power, in the event of any disposition of substantially all of the assets of the Company, its dissolution or of any consolidation or merger of the Company with or into any other corporation, to amend all outstanding options to permit the exercise of all such options prior to the effectiveness of any such transaction and to terminate such options as of such effectiveness. If the Board of Directors shall exercise such power, all options then outstanding and subject to such requirement shall be deemed to have been amended to permit the exercise thereof in whole or in part by the grantee at any time or from time to time as determined by the Board of Directors prior to the effectiveness of such transaction and such options shall be deemed to terminate upon such effectiveness.





                                                                 Exhibit 11

                      STRYKER CORPORATION AND SUBSIDIARIES

               COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK
                                 March 31, 1998


                                            Three Months Ended
                                                  March 31
                                             1998         1997
                                         -----------  -----------
Basic:
 Average number of shares outstanding     96,114,000   96,863,000
                                         -----------  -----------

 Net earnings                            $36,010,000  $30,020,000
                                         ===========  ===========

 Basic net earnings per share of
  common stock                                  $.37         $.31
                                                ====         ====

Diluted:
 Average number of shares outstanding     96,114,000   96,863,000

 Net effect of dilutive stock options,
  based on the treasury stock method
  using average market price               1,942,000    1,615,000
                                         -----------  -----------
Total diluted shares                      98,056,000   98,478,000
                                         ===========  ===========

Diluted net earnings per share of
 common stock                                   $.37         $.30
                                                ====         ====
