Form 10-Q
period 1998-06-30
STRYKER CORP
filed 1998-08-14
CIK 310764

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    June 30, 1998


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

     96,329,771 shares of Common Stock, $.10 par value, as of July 31, 1998.



                        PART I. - FINANCIAL INFORMATION

ITEM I.                       FINANCIAL STATEMENTS

                      STRYKER CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands, except per share amounts)
                                                     June 30      December 31
                                                       1998          1997
                                                   -----------   -----------
ASSETS
 Current Assets
   Cash and cash equivalents                        $ 55,364     $ 154,027
   Marketable debt securities                        271,473       197,041
   Accounts receivable, less allowance
      of $9,700 (1997 - $11,700)                     193,455       176,214
   Inventories                                       157,944       136,246
   Deferred income taxes                              77,824        78,896
   Prepaid expenses and other current assets          16,755        14,184
                                                   ---------     ---------
 Total Current Assets                                772,815       756,608
 Property, Plant and Equipment, less allowance
   for depreciation of $148,708 (1997 - $136,582)    170,769       163,867
 Other Assets                                         71,957        64,600
                                                   ---------     ---------
TOTAL ASSETS                                      $1,015,541     $ 985,075
                                                   =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
   Accounts payable                                $  56,344     $  55,034
   Accrued compensation                               35,389        43,927
   Income taxes                                       38,517        36,971
   Accrued expenses and other liabilities             69,866        93,452
   Current maturities of long-term debt               70,020        73,627
                                                   ---------     ---------
 Total Current Liabilities                           270,136       303,011
 Long Term Debt, excluding current maturities          4,369         4,449
 Other Liabilities                                    28,674        29,168
 Minority Interest                                    34,099        35,672
 Stockholders' Equity
   Common stock, $.10 par value:
      Authorized - 150,000 shares
      Outstanding - 96,305 shares (1997 - 96,059)      9,631         9,606
   Additional paid-in capital                          6,712            18
   Retained earnings                                 684,199       612,939
   Accumulated other comprehensive income            (22,279)       (9,788)
                                                   ---------     ---------
 Total Stockholders' Equity                          678,263       612,775
                                                   ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $1,015,541     $ 985,075
                                                   =========     =========

See accompanying notes to condensed consolidated financial statements.


                      STRYKER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


(Amounts in thousands, except per share amounts)

                                        Three Months Ended   Six Months Ended
                                             June 30              June 30
                                         1998       1997      1998      1997
                                        --------   --------  --------  --------
Net sales                              $267,273   $248,036  $520,861  $487,572
Cost of sales                           111,457    100,532   212,870   198,217
                                       --------   --------  --------  --------
Gross profit                            155,816    147,504   307,991   289,355

Operating expenses:
 Research, development and engineering   15,420     14,361    28,450    28,059
 Selling, general and administrative     89,428     88,088    176,322   172,101
                                       --------   --------  --------  --------
                                        104,848    102,449   204,772   200,160
                                       --------   --------  --------  --------
Operating income                         50,968     45,055    103,219   89,195

Other income                              3,262      1,643     6,411     5,343
                                       --------   --------  --------  --------
Earnings before income taxes             54,230     46,698    109,630   94,538
Income taxes                             18,980     17,318    38,370    35,138
                                       --------   --------  --------  --------
Net earnings                           $ 35,250   $ 29,380  $ 71,260  $ 59,400
                                       ========   ========  ========  ========
Net earnings per share of common
stock:
 Basic                                     $.37       $.31      $.74      $.62
                                           ====       ====      ====      ====
 Diluted                                   $.36       $.30      $.73      $.61
                                           ====       ====      ====      ====
Average outstanding shares for the
period:
 Basic                                    96,279    96,004    96,197    96,431
 Diluted                                  98,176    97,806    98,117    98,140

See accompanying notes to condensed consolidated financial statements.



                      STRYKER CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


(Amounts in thousands, except per share amounts)

                                                         Accumulated
                                 Additional                    Other
                        Common      Paid-In  Retained  Comprehensive
                         Stock      Capital  Earnings         Income     Total
                        -------   ----------  --------    ----------   -------
Balance at
 January 1, 1998         $9,606          $18  $612,939       ($9,788) $612,775
                                                                       -------
Comprehensive income:

 Net earnings                                   71,260                  71,260

 Net unrealized (losses)
  on securities                                                 (559)     (559)
Foreign currency
 translation adjustments                                     (11,932)  (11,932)
                                                                       -------
Comprehensive income                                                    58,769
                                                                       -------
Sales of 246 shares of
 common stock under
 stock option and
 benefit plans,
 including $3,043
 income tax benefit          25        6,694                             6,719
                        -------   ----------  --------    ----------   -------
Balance at
 June 30, 1998           $9,631       $6,712  $684,199      ($22,279) $678,263
                        =======   ==========  ========    ==========   =======


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

                      STRYKER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(Amounts in thousands)

                                                      Six Months Ended
                                                          June 30
                                                      1998        1997
                                                    --------    --------
OPERATING ACTIVITIES
 Net earnings                                       $ 71,260    $ 59,400
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                      13,238      12,865
    Amortization                                       2,643       4,579
    Minority interest                                   (841)        430
    Changes in operating assets and liabilities,
     net of effects of business acquisitions:
      Increase in accounts receivable                (17,912)    (19,686)
      Increase in inventories                        (21,536)     (9,730)
      Decrease in accounts payable                      (117)    (10,340)
      Decrease in accrued expenses                   (12,976)     (2,941)
      Increase (decrease) in income taxes                657     (25,487)
      Other                                           (6,897)     (5,186)
                                                    --------    --------
 Net cash provided by operating activities            27,519       3,904

INVESTING AND FINANCING ACTIVITIES
 Purchases of property, plant and equipment          (19,432)    (15,599)
 Sales (purchases) of marketable securities          (74,432)     68,845
 Business acquisitions                               (25,393)    (24,984)
 Payments on borrowings                                 (465)     (1,278)
 Dividends paid                                      (10,580)     (9,679)
 Proceeds from exercise of stock options               5,211       3,597
 Repurchases of common stock                               0     (25,576)
 Other                                                  (419)      5,525
                                                    --------    --------
Net cash used in investing
 and financing activities                           (125,510)        851
Effect of exchange rate changes on
 cash and cash equivalents                              (672)       (738)
                                                    --------    --------
Increase (decrease) in cash and cash equivalents    ($98,663)    $ 4,017
                                                   =========    ========

See accompanying notes to condensed consolidated financial statements.




                      STRYKER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)


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

     As of January 1, 1998 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes rules for the reporting of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net earnings or shareholders' equity. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which, prior to adoption, were reported separately in shareholders' equity, to be aggregated and disclosed as accumulated other comprehensive income, a component of shareholders' equity. Management has elected to disclose total comprehensive income as a subtotal in the Condensed Consolidated Statement of Stockholders' Equity. Prior year financial statements have been reclassed to conform to the requirements of Statement No. 130. Other comprehensive income for the six months ended June 30, 1997 was $52,244. Other comprehensive income for the three months ended June 30, 1998 and 1997 was $27,849 and $27,889, respectively.

Note 2.   INVENTORIES

     Inventories are as follows (in thousands):

                                 June 30      December 31
                                   1998           1997
                                ---------      ---------
         Finished goods         $ 124,687      $ 103,744
         Work-in-process           12,696         10,661
         Raw material              28,280         29,560
                                ---------      ---------
         FIFO Cost                165,663        143,965
         Less LIFO reserve          7,719          7,719
                                ---------      ---------
                                $ 157,944      $ 136,246
                                =========      =========

     FIFO cost approximates replacement cost.


Note 3.   BUSINESS ACQUISITIONS

     During the first six months of 1998, the Company's subsidiary, Physiotherapy Associates, Inc., purchased certain physical therapy clinic operations at an aggregate cost of $1.8 million. In addition, the Company purchased two domestic distributors of its orthopaedic implants at a cost of $15.0 million and a Canadian manufacturer of hospital beds, at a cost of $8.1 million. All of the above acquisitions were accounted for by the purchase method. Any intangible assets acquired in the above acquisitions are being amortized over periods ranging from five to fifteen years. Pro forma consolidated operating results including the acquisitions would not differ significantly from reported results.

Note 4.   SUBSEQUENT EVENT

     On August 14, 1998, the Company announced it had entered into a definitive agreement to acquire Howmedica, the orthopaedic division of Pfizer, Inc., for $1.9 billion in cash. The transaction is expected to be financed with a combination of cash and debt, and is expected to be completed in the fourth quarter of 1998 subject to regulatory approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations
_____________________

     The table below sets forth domestic/international and product line sales information:
                           Three Months Ended        Six Months Ended
                                 June 30         %       June 30         %
                             1998      1997     Chg   1998      1997    Chg
                            --------  --------  --- --------  --------  ---
Domestic/International
Sales
  Domestic                  $179,624  $157,075 14   $350,776  $306,667  14
  International               87,649    90,961 (4)   170,085   180,905  (6)
                            --------  --------      --------  --------
Total net sales             $267,273  $248,036  8   $520,861  $487,572   7
                            ========  ========      ========  ========
Product Line Sales
  Stryker Surgical          $201,215  $188,342  7   $394,767  $366,961   8
  Stryker Medical             58,405    52,189 12    109,755   103,526   6
  Distributed Products         7,653     7,505  2     16,339    17,085  (4)
                            --------  --------      --------  --------
Total net sales             $267,273  $248,036  8   $520,861  $487,572   7
                            ========  ========      ========  ========

     For the six months ended June 30, 1998, Stryker Corporation's net sales increased 7% compared to the same period in 1997. Increased unit volume generated a 7% sales increase. Net sales also increased 2% from business acquisitions and 1% from the acquisition of certain portions of the Osteonics' domestic distribution network and the resulting direct sales. These increases were partially offset by a 2% decrease in sales from unfavorable foreign currency comparisons and a combined 1% decrease from a decline in selling prices and divested businesses. For the second quarter, net sales increased 8% when compared to the second quarter of 1997. Increased unit volume generated a 9% sales increase. Net sales also increased 2% from business acquisitions and 1% from the acquisition of certain portions of the Osteonics' domestic distribution network and the resulting direct sales. These increases were partially offset by a 3% decrease in sales from unfavorable foreign currency comparisons and a combined 1% decrease from a decline in selling prices and divested businesses.

     The Company's domestic sales increased 14% in the second quarter and the first half of 1998 compared to 1997. The domestic sales increase results from strong shipments of endoscopic equipment, powered surgical instruments and orthopaedic implants and increased revenue from physical therapy services. International sales decreased 4% in the second quarter and 6% in the first half of 1998 when compared to 1997 as unfavorable foreign currency comparisons and lower shipments in Asia more than offset higher shipments in Europe and other international markets. Unfavorable foreign currency comparisons lowered the dollar value of international sales by $7.4 million, or 8%, for the second quarter and $12.2 million, or 7%, for the first half.

     Worldwide sales of Stryker Surgical products (principally orthopaedic products) increased 7% in the second quarter and 8% in the first half. The sales gains resulted from higher shipments of endoscopic equipment, powered surgical instruments and orthopaedic implants, partially offset by the lower dollar translation of foreign currency sales. Worldwide sales of Stryker Medical products (principally stretchers/beds and physical therapy services) increased 12% in the second quarter and 6% in the first half resulting from increased physical therapy revenues and higher shipments of hospital beds and stretchers. Sales of distributed products, which are sourced from other companies principally for sale in Japan, increased 2% in the second quarter and declined 4% in the first half.

     Cost of sales for the first six months of 1998 represented 40.9% of sales compared to 40.7% in the same period of 1997. In the second quarter, the cost of sales percentage increased to 41.7% from 40.5% in the second quarter of 1997. Increasing cost of sales is the strength of the U.S. dollar versus foreign currencies, which has increased the cost of U.S. dollar based purchases for international operations. Research, development and engineering (R,D&E) expense increased 1.4% for the first six months of 1998, and represented 5.5% of sales in 1998 compared to 5.8% in the same period of 1997. In the second quarter, these expenses increased 7.4%, and were 5.8% of sales in 1998 and 1997. The Company's R,D&E spending represents the continued development of the OP-1 bone growth device at Stryker Biotech and the Company-wide focus on new product development. The Company's commitment to product development has resulted in several new product introductions in the first half of 1998 including the Quantum 5000 lightsource, the TPS Reciprocating Saw, the InterPulse System, the First Care Ultra bed and the international introduction of the Scorpio Knee system. Selling, general and administrative (S,G&A) expenses increased 2.5% in the first six months and 1.5% in the second quarter of 1998 compared to the same periods of 1997. These costs decreased to 33.9% of sales in the first six months of 1998 compared to 35.3% of sales in the same period of 1997. In the second quarter, S,G&A costs represented 33.5% of sales compared to 35.5% in the same period of 1997. The increase in S,G,&A costs is principally a result of increased selling expenses from larger sales forces and an increase in sales. Other income increased $1.1 million, or 20.0%, for the first six months and $1.6 million, or 98.5%, in the second quarter of 1998 compared to the same periods of 1997. The increase in other income in the first half and second quarter is due to increased interest income attributable to higher levels of invested cash and lower interest expense on the Company's yen denominated debt partially off-set by foreign currency transaction losses.

     The effective tax rate decreased to 35.0% for the first six months of 1998 compared to 37.2% in the same period of 1997 as a result of a more favorable mix of operating results among tax jurisdictions, principally Japan, and tax-free interest on short-term investments. For the first six months of 1998, earnings before income taxes increased 16.0% and net earnings increased 20.0% compared to the first six months of 1997. Earnings before income taxes increased 16.1% and net earnings increased 20.0% in the second quarter of 1998 when compared to 1997.

Liquidity and Capital Resources
_______________________________

     Stryker's financial position at June 30, 1998 remained strong with cash and marketable securities of $326.8 million and working capital of $502.7 million. Accounts receivable at June 30, 1998 increased 10% from December 31, 1997 as a result of increased sales and a 2-day increase in days sales outstanding from 62 days at December 31, 1997 to 64 days at June 30, 1998. Inventories at June 30, 1998 increased 16% from December 31, 1997 and days in inventory increased 7 days to 134 days from 127 days at December 31, 1997.

     The Company provided $27.5 million of cash from operations in the first six months of 1998 compared to cash provided of $3.9 million in the same period of 1997. The lower level of cash provided by operations in 1997 is primarily due to first quarter payments in 1997 of attorney fees and taxes totaling $37.9 million relating to the patent judgement received in the fourth quarter of 1996. Excluding those payments, cash provided from operations from the adjusted 1997 amount in the first half of 1997 would be $41.8 million. The decrease in cash from operations is due principally to higher inventory levels and decreases in accrued expenses. In the first half, $25.4 million of cash was used for acquisitions, $15.0 million of which related to the purchase of two previous domestic implant distributors. Cash and marketable securities of $326.8 million and anticipated future cash flows from operations are expected to be sufficient to fund future operating and capital requirements. The Company also has unsecured lines of credit with banks totaling $53.3 million, none of which was utilized at June 30, 1998.

     On August 14, 1998, the Company announced it had entered into a definitive agreement to acquire Howmedica, the orthopaedic division of Pfizer, Inc., for $1.9 billion in cash. The transaction is expected to be financed with a combination of cash and debt, and is expected to be completed in the fourth quarter of 1998.

     The information contained in this report includes forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties. Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: a change in economic conditions that adversely affects the level of demand for the Company's products; expected cost savings from the Howmedica acquisition may not be fully realized or realized within the expected time frame; the actual charges incurred in connection with the acquisition could be higher or lower than anticipated; changes in foreign exchange markets; and difficulties related to regulatory requirements attendant to consummation of the Howmedica acquisition could arise. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.


                          PART II - OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

       Set forth below is a text of the press release issued by the Company on Friday, August 14, 1998.

        KALAMAZOO, Mich., August 14, 1998--Stryker Corporation (NYSE:
     SYK), a leading manufacturer of orthopaedic, surgical and medical products, announced today that it has entered into a definitive agreement to acquire Howmedica, the orthopaedic division of Pfizer Inc (NYSE: PFE), for $1.9 billion in cash.
        The transaction will create one of the world's leading manufacturers of innovative orthopaedic products including implants for reconstructing hips, knees and shoulders damaged by disease or accidents, trauma products and specialty surgical instruments.
        "The acquisition of Howmedica is a unique opportunity to enhance Stryker's long term competitive position, almost doubling our size and ensuring that Stryker will continue as a vital force in the growing $10 billion global orthopaedics market well into the next century," said John W. Brown, Chairman, President and CEO of Stryker.
        Noting the consolidation trend among hospitals and medical buying groups, Brown continued: "Howmedica brings an outstanding slate of complementary products, talented employees and one of the premier brands in the marketplace, all of which will enhance our ability to meet the needs of our customers. It also adds important scale to our operations, offers substantial cost and distribution synergies, and greatly enhances our international presence-especially in Europe and Japan."
        Brown added: "Stryker has continually set high goals for itself since its founding and, in doing so, has created a proven track record of delivering innovative products to its customers and consistent, superior earnings growth for shareholders. As the world's population ages and the incidence of joint disease, fractures and trauma grows in parallel, we believe that--with this strategic move--we are acquiring an outstanding asset at an attractive price that will allow Stryker to excel in today's highly competitive global marketplace."
        Through its Osteonics Division, Stryker is currently the world's fifth largest manufacturer of orthopaedic implants. Stryker had total 1997 net sales of over $980 million, of which $740 million was orthopaedic surgical products. Howmedica-- currently the world's third largest manufacturer of reconstructive devices including hip, knee and shoulder implants- -also manufactures bone cement, trauma products for internal and external fracture fixation, implantable devices used in oral, facial and skull surgery, and specialty instruments. It had 1997 sales of approximately $820 million. Following the acquisition, Stryker will hold approximately 15 percent of the worldwide orthopaedic market.
        The transaction is expected to be financed with a combination of cash and debt, and has been approved by the Boards of Stryker and Pfizer. It is expected to be completed in the fourth quarter of 1998, subject to clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act and foreign regulations and other customary conditions.
        "This is an extraordinarily good strategic fit for Stryker and the transaction should be accretive to net earnings beginning in 2000," said David J. Simpson, Vice President, Chief Financial Officer and Secretary of Stryker. "We expect to take a pre-tax charge in the range of $400 million in the fourth quarter 1998 to write-off in-process R&D and acquisition related expenses. Goodwill is anticipated to be in the range of $1 billion and is expected to be amortized over 30 years."
        Concluded Brown: "This is a bold move for us, and one that we believe will position us to continue to deliver value for our shareholders long term. Post acquisition, our cash flow will be significant and we do not currently anticipate the need for any divestitures or equity issuance in connection with this transaction."
        Goldman, Sachs & Co. served as exclusive financial advisor to Stryker and provided a fairness opinion to Stryker's Board. Goldman Sachs Credit Partners L.P. and Bank of America have provided a commitment for a $1.9 billion credit facility to finance the acquisition.
        Stryker Corporation develops, manufactures and markets specialty surgical and medical products, including orthopaedic implants, powered surgical instruments, endoscopic systems, patient care and handling equipment for the global market and provides outpatient physical therapy services in the United States.


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


                                    STRYKER CORPORATION
                                    (Registrant)


August 14, 1998                     JOHN W. BROWN
_______________                     _________________________________________
Date                                John W. Brown, Chairman, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


August 14, 1998                     DAVID J. SIMPSON
_______________                     _________________________________________
Date                                David J. Simpson, Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial Officer)






                                                                 Exhibit 11


                      STRYKER CORPORATION AND SUBSIDIARIES

               COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK
                                 June 30, 1998


                             Three Months Ended      Six Months Ended
                                  June 30                 June 30
                              1998       1997        1998        1997
                           ----------  ----------  ----------  ----------
Basic:
 Average number of shares
 outstanding               96,279,000  96,004,000  96,197,000  96,431,000
                           ----------  ----------  ----------  ----------

 Net earnings             $35,250,000 $29,380,000 $71,260,000 $59,400,000
                           ==========  ==========  ==========  ==========

 Basic net earnings per
 share of common stock           $.37        $.31        $.74        $.62
                                 ====        ====        ====        ====

Diluted:
 Average number of shares
 outstanding               96,279,000  96,004,000  96,197,000  96,431,000

 Net effect of dilutive
 stock options, based on
 the treasury stock
method                      1,897,000   1,802,000   1,920,000   1,709,000
 using average market
price
                           ----------  ----------  ----------  ----------
Total diluted shares       98,176,000  97,806,000  98,117,000  98,140,000
                           ==========  ==========  ==========  ==========

Diluted net earnings per
 share of common stock           $.36        $.30        $.73        $.61
                                 ====        ====        ====        ====