Form 10-Q
period 1998-09-30
STRYKER CORP
filed 1998-11-02
CIK 310764

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    September 30, 1998


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

     96,433,309 shares of Common Stock, $.10 par value, as of October 29, 1998.



                        PART I. - FINANCIAL INFORMATION

ITEM I.                       FINANCIAL STATEMENTS

                      STRYKER CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands, except per share amounts)

                                                     September 30  December 31
                                                       1998           1997
                                                     -----------   -----------
ASSETS
 Current Assets
   Cash and cash equivalents                         $ 223,069     $ 154,027
   Marketable debt securities                          135,731       197,041
   Accounts receivable, less allowance
      of $10,200 (1997 - $11,700)                      191,173       176,214
   Inventories                                         165,971       136,246
   Deferred income taxes                                86,140        78,896
   Prepaid expenses and other current assets            16,666        14,184
                                                     ---------     ---------
 Total Current Assets                                  818,750       756,608
 Property, Plant and Equipment, less allowance
   for depreciation of $156,852 (1997 - $136,582)      182,998       163,867
 Other Assets                                           69,927        64,600
                                                     ---------     ---------
TOTAL ASSETS                                        $1,071,675     $ 985,075
                                                     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
   Accounts payable                                  $  51,662     $  55,034
   Accrued compensation                                 45,373        43,927
   Income taxes                                         50,599        36,971
   Accrued expenses and other liabilities               65,427        93,452
   Current maturities of long-term debt                 71,280        73,627
                                                     ---------     ---------
 Total Current Liabilities                             284,341       303,011
 Long Term Debt, excluding current maturities            3,874         4,449
 Other Liabilities                                      28,455        29,168
 Minority Interest                                      29,235        35,672
 Stockholders' Equity
   Common stock, $.10 par value:
      Authorized - 150,000 shares
      Outstanding - 96,418 shares (1997 - 96,059)        9,642         9,606
   Additional paid-in capital                            8,433            18
   Retained earnings                                   718,949       612,939
   Accumulated other comprehensive loss                (11,254)       (9,788)
                                                     ---------     ---------
 Total Stockholders' Equity                            725,770       612,775
                                                     ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $1,071,675     $ 985,075
                                                     =========     =========

See accompanying notes to condensed consolidated financial statements.


                      STRYKER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


(Amounts in thousands, except per share amounts)

                                         Three Months Ended   Nine Months Ended
                                            September 30         September 30
                                          1998       1997       1998      1997
                                         --------   --------  --------  --------
Net sales                               $260,965   $238,143   $781,826  $725,715
Cost of sales                            111,810     97,805    324,680   296,022
                                        --------   --------   --------  --------
Gross profit                             149,155    140,338    457,146   429,693

Operating expenses:
 Research, development and engineering    12,978     14,253     41,428    42,312
 Selling, general and administrative      87,129     82,590    263,451   254,691
                                        --------   --------   --------  --------
                                         100,107     96,843    304,879   297,003
                                        --------   --------   --------  --------
Operating income                          49,048     43,495    152,267   132,690

Other income                               4,412      2,290     10,823     7,633
                                        --------   --------   --------  --------
Earnings before income taxes              53,460     45,785    163,090   140,323
Income taxes                              18,710     16,815     57,080    51,953
                                        --------   --------   --------  --------
Net earnings                            $ 34,750   $ 28,970   $106,010  $ 88,370
                                        ========   ========   ========  ========
Net earnings per share of common stock:
 Basic                                      $.36       $.30      $1.10      $.92
                                            ====       ====       ====      ====
 Diluted                                    $.35       $.30      $1.08      $.90
                                            ====       ====       ====      ====
Average outstanding shares for the
period:
 Basic                                     96,362    96,038     96,253    96,298
 Diluted                                   98,039    98,175     98,040    98,149

See accompanying notes to condensed consolidated financial statements.


                      STRYKER CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


(Amounts in thousands, except per share amounts)

                                                            Accumulated
                                   Additional                    Other
                          Common      Paid-In  Retained  Comprehensive
                           Stock      Capital  Earnings           Loss     Total
                         -------   ----------  --------     ---------- --------
Balance at
 January 1, 1998          $9,606          $18  $612,939       ($9,788) $612,775
                                                                       --------
Comprehensive income:

 Net earnings                                   106,010                 106,010

 Net unrealized losses
 on securities                                                   (203)     (203)

 Foreign currency
 translation adjustments                                       (1,263)   (1,263)
                                                                       --------
Comprehensive income                                                    104,544
                                                                       --------
Sales of 357 shares of
 common stock under
 stock option and
 benefit plans,
 including $4,504
 income tax benefit            36        8,415                            8,451
                          -------   ----------  --------     --------- --------
Balance at
 September 30, 1998        $9,642       $8,433  $718,949     ($11,254) $725,770
                          =======   ==========  ========     ========= ========


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


                      STRYKER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Amounts in thousands)

                                                   Nine Months Ended
                                                      September 30
                                                    1998        1997
                                                    --------   --------
OPERATING ACTIVITIES
 Net earnings                                      $ 106,010  $  88,370
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                      20,086     19,480
    Amortization                                       4,029      5,765
    Minority interest                                 (1,361)        89
    Changes in operating assets and liabilities,
     net of effects of business acquisitions:
      Increase in accounts receivable                (14,030)   (14,127)
      Increase in inventories                        (23,651)   (15,123)
      Decrease in accounts payable                    (5,069)   (10,456)
      Increase (decrease) in accrued expenses         (9,076)     3,688
      Increase (decrease) in income taxes              4,892    (21,045)
      Other                                           (5,653)    (5,839)
                                                   ---------    --------
 Net cash provided by operating activities            76,177     50,802

INVESTING AND FINANCING ACTIVITIES
 Purchases of property, plant and equipment         (35,814)    (25,995)
 Sales of marketable securities                      61,310      12,955
 Business acquisitions                              (27,166)    (28,338)
 Payments on borrowings                              (1,261)     (5,413)
 Dividends paid                                     (10,580)     (9,679)
 Proceeds from exercise of stock options              6,943       4,054
 Repurchases of common stock                              0     (25,576)
 Other                                                  581       6,441
                                                   --------     --------
Net cash used in investing
 and financing activities                            (5,987)    (71,551)
Effect of exchange rate changes on
 cash and cash equivalents                           (1,148)     (1,193)
                                                   --------    --------
Increase (decrease) in cash and cash equivalents   $ 69,042    ($21,942)
                                                   ========    ========

See accompanying notes to condensed consolidated financial statements.



                      STRYKER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                  (Unaudited)


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

     As of January 1, 1998 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes rules for the reporting of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net earnings or stockholders' equity. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which, prior to adoption, were reported separately in stockholders' equity, to be aggregated and disclosed as accumulated other comprehensive income (loss), a component of stockholders' equity. Management has elected to disclose total comprehensive income as a subtotal in the Condensed Consolidated Statement of Stockholders' Equity. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130. Other comprehensive income for the nine months ended September 30, 1997 was $80,528. Other comprehensive income for the three months ended September 30, 1998 and 1997 was $45,775 and $28,284, respectively.

Note 2.   INVENTORIES

     Inventories are as follows (in thousands):

                              September 30   December 31
                                   1998           1997
                                ---------      ---------
         Finished goods         $ 129,103      $ 103,744
         Work-in-process           15,674         10,661
         Raw material              28,913         29,560
                                ---------      ---------
         FIFO Cost                173,690        143,965
         Less LIFO reserve          7,719          7,719
                                ---------      ---------
                                $ 165,971      $ 136,246
                                =========      =========

     FIFO cost approximates replacement cost.

Note 3.   BUSINESS ACQUISITIONS

     During the first nine months of 1998, the Company's subsidiary, Physiotherapy Associates, Inc., purchased certain physical therapy clinic operations at an aggregate cost of $2.1 million. In addition, the Company purchased two domestic distributors of its orthopaedic implants at a cost of $15.0 million and a Canadian manufacturer of hospital beds, at a cost of $8.1 million. The Company also purchased an additional 2% of the outstanding common stock of Matsumoto Medical Instruments, Inc. at a cost of $2.0 million, thereby increasing its direct ownership of Matsumoto to 77%. All of the above acquisitions were accounted for by the purchase method. Any intangible assets acquired in the above acquisitions are being amortized over periods ranging from five to fifteen years. Pro forma consolidated operating results including the acquisitions would not differ significantly from reported results.

Note 4.   SUBSEQUENT EVENTS

     On August 14, 1998, the Company announced it had entered into a definitive agreement to acquire Howmedica, the orthopaedic division of Pfizer, Inc., for $1.9 billion in cash. On October 22, 1998, the Company reached an agreement with Pfizer to reduce the purchase price for Howmedica to $1.65 billion in cash as a result of changes in the financial markets.
The transaction, which will be accounted for as a purchase, is expected to be financed with a combination of cash and debt, and is expected to be completed in the fourth quarter of 1998 subject to regulatory approvals.

     On October 16, 1998, the Company announced that it entered into a definitive agreement to acquire the manufacturing rights and facilities for its OP-1 bone growth device from Creative BioMolecules, Inc., for approximately $20 million plus future increases in royalty payments. The transaction will be accounted for as a purchase and is expected to close in the fourth quarter of 1998.

Note 5.   DERIVATIVE FINANCIAL INSTRUMENTS

     In the third quarter, the Company entered into an interest rate swap agreement which fixed the base rate, or 90 day LIBOR, at a weighted average rate of 5.8% on $700 million of the $1.65 billion floating rate debt facility associated with the purchase of Howmedica (see Note 4). The interest rate swap has been designated as a hedge of an anticipated transaction, with any changes in fair value being deferred. If for any reason the Howmedica acquisition does not close, the Company will be required to close out its hedge positions and will recognize a corresponding gain or loss in the statement of earnings.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations
_____________________

     The table below sets forth domestic/international and product line sales information:
                              Three Months Ended       Nine Months Ended
                                 September 30        %    September 30       %
                                1998      1997     Chg   1998      1997    Chg
                              --------  --------   --- --------  --------  ---
Domestic/International Sales
  Domestic                    $180,204  $157,965   14  $530,980  $464,632  14
  International                 80,761    80,178    1   250,846   261,083  (4)
                              --------  --------       --------  --------
Total net sales               $260,965  $238,143   10  $781,826  $725,715   8
                              ========  ========       ========  ========
Product Line Sales
  Stryker Surgical            $192,626  $178,845    8  $587,393  $545,806   8
  Stryker Medical               61,806    51,487   20   171,561   155,013  11
  Distributed Products           6,533     7,811  (16)   22,872    24,896  (8)
                              --------  --------       --------  --------
Total net sales               $260,965  $238,143   10  $781,826  $725,715   8
                              ========  ========       ========  ========

     For the nine months ended September 30, 1998, Stryker Corporation's net sales increased 8% compared to the same period in 1997. Increased unit volume generated an 8% sales increase. Net sales also increased 3% from business acquisitions and 1% from the acquisition of certain portions of the Osteonics' domestic distribution network and the resulting direct sales. These increases were partially offset by a 3% decrease in sales from unfavorable foreign currency comparisons and a combined 1% decrease from a decline in selling prices and divested businesses. For the third quarter, net sales increased 10% when compared to the third quarter of 1997. Increased unit volume generated an 11% sales increase. Net sales also increased 3% from business acquisitions and 1% from the acquisition of certain portions of the Osteonics' domestic distribution network and the resulting direct sales. These increases were partially offset by a 3% decrease in sales from unfavorable foreign currency comparisons and a 2% decrease from a decline in selling prices.

     The Company's domestic sales increased 14% in the third quarter and the first nine months of 1998 compared to 1997. The domestic sales increase results from strong shipments of endoscopic equipment, powered surgical instruments and orthopaedic implants, increased revenue from physical therapy services and higher shipments of hospital beds and stretchers. International sales increased 1% in the third quarter and declined 4% in the first nine months of 1998 when compared to 1997 as unfavorable foreign currency comparisons and lower shipments in Japan generally offset higher shipments in Europe, the Pacific Rim and other international markets. Unfavorable foreign currency comparisons lowered the dollar value of international sales by $6.9 million, or 9%, for the third quarter and $19.1 million, or 7%, for the first nine months.

     Worldwide sales of Stryker Surgical products (principally orthopaedic products) increased 8% in the third quarter and the first nine months. The sales gains resulted from higher shipments of endoscopic equipment, powered surgical instruments and orthopaedic implants, partially offset by the lower dollar translation of foreign currency sales. Worldwide sales of Stryker Medical products (principally stretchers/beds and physical therapy services) increased 20% in the third quarter and 11% in the first nine months resulting from increased physical therapy revenues and higher shipments of hospital beds and stretchers. Sales of distributed products, which are sourced from other companies principally for sale in Japan, decreased 16% in the third quarter and declined 8% in the first nine months.

     Cost of sales for the first nine months of 1998 represented 41.5% of sales compared to 40.8% in the same period of 1997. In the third quarter, the cost of sales percentage increased to 42.8% from 41.1% in the third quarter of 1997. The higher cost of sales rate resulted from changes in sales mix and the general weakness in foreign currencies which has increased the cost of U.S. dollar based inventory purchases for the Company's international operations. Research, development and engineering (R,D&E) expense decreased 2.1% for the first nine months of 1998, and represented 5.3% of sales in 1998 compared to 5.8% in the same period of 1997. In the third quarter, these expenses decreased 8.9%, and were 5.0% of sales in 1998 compared to 6.0% in 1997. R,D&E expense decreased in the third quarter due to cost reductions at Stryker Biotech in anticipation of the acquisition of the manufacturing rights and facilities from Creative BioMolecules. The Company's R,D&E spending represents the continued development of the OP-1 bone growth device at Stryker Biotech and the Company-wide focus on new product development. The Company's commitment to product development has resulted in several new product introductions in the first nine months of 1998 including the Quantum 5000 lightsource, the TPS Reciprocating Saw, the InterPulse System, System 4, the next generation battery powered instrument system, Scorpio CR Knee implant and the international introduction of the Scorpio Knee system. Selling, general and administrative (S,G&A) expenses increased 3.4% in the first nine months and 5.5% in the third quarter of 1998 compared to the same periods of 1997. These costs decreased to 33.7% of sales in the first nine months of 1998 compared to 35.1% of sales in the same period of 1997. In the third quarter, S,G&A costs represented 33.4% of sales compared to 34.7% in the same period of 1997. The increase in S,G,&A costs is principally a result of increased selling expenses from larger sales forces and an increase in sales. Other income increased $3.2 million, or 41.8%, for the first nine months and $2.1 million, or 92.7%, in the third quarter of 1998 compared to the same periods of 1997. The increase in other income in the first nine months and third quarter is due to increased interest income attributable to higher levels of invested cash and lower interest expense on the Company's yen denominated debt partially offset by foreign currency transaction losses.

     The effective tax rate decreased to 35.0% for the first nine months of 1998 compared to 37.0% in the same period of 1997 and to 35.0% in the third quarter of 1998 compared to 36.7% in 1997 as a result of a more favorable mix of operating results among tax jurisdictions and tax-free interest on short-term investments. For the first nine months of 1998, earnings before income taxes increased 16.2% and net earnings increased 20.0% compared to the first nine months of 1997. Earnings before income taxes increased 16.8% and net earnings increased 20.0% in the third quarter of 1998 when compared to 1997.


Liquidity and Capital Resources
_______________________________

     Stryker's financial position at September 30, 1998 remained strong with cash and marketable securities of $358.8 million and working capital of $534.4 million. Accounts receivable at September 30, 1998 increased 8% from December 31, 1997 as a result of increased sales and a 4-day increase in days sales outstanding from 62 days at December 31, 1997 to 66 days at September 30, 1998. Inventories at September 30, 1998 increased 22% from December 31, 1997 and days in inventory increased 13 days to 140 days from 127 days at December 31, 1997 partially as a result of inventories purchased in acquiring portions of the Osteonics' domestic distribution network.

     The Company generated $76.2 million of cash from operations in the first nine months of 1998 compared to $50.8 million in the same period of 1997.
The lower level of cash provided by operations in 1997 is primarily due to first quarter payments in 1997 of attorney fees and taxes totaling $37.9 million relating to the gain on patent judgement received in the fourth quarter of 1996. Excluding those payments, cash provided from operations in the first nine months of 1997 would have been $88.7 million. The decrease in cash from operations from the adjusted 1997 amount is due principally to higher inventory levels and decreases in accrued expenses. In the first nine months of 1998, $27.2 million of cash was used for acquisitions, $15.0 million of which related to the purchase of two domestic implant distributors. In addition to cash and marketable securities of $358.8 million, the Company has unsecured lines of credit with banks totaling $53.3 million, none of which was utilized at September 30, 1998.

     On August 14, 1998, the Company announced it had entered into a definitive agreement to acquire Howmedica, the orthopaedic division of Pfizer, Inc., for $1.9 billion in cash. On October 22, 1998, the Company reached an agreement with Pfizer to reduce the purchase price for Howmedica to $1.65 billion in cash as a result of changes in the financial markets. The transaction is expected to be financed with a combination of cash and debt, and is expected to be completed in the fourth quarter of 1998. The Company is currently seeking bank financing to complete the acquisition of Howmedica. The credit facilities being sought would provide up to $1.65 billion of financing to complete the acquisition and provide a revolving credit line to meet the working capital needs of the combined companies.

     On October 16, 1998, the Company announced that it entered into a definitive agreement to acquire the manufacturing rights and facilities for its OP-1 bone growth device from Creative BioMolecules, Inc., for approximately $20 million in cash plus future increases in royalty payments. The transaction is expected to close in the fourth quarter of 1998.


Other Matters
_____________

     The Company has in place a comprehensive plan to prepare for the Year 2000 (Y2K) so that its computer and other systems will function properly with respect to dates in the year 2000 and beyond. The scope of the Company's Y2K plan includes replacement or upgrades of information technology such as software or hardware, non information technology systems that may include embedded chips such as microcontrollers contained in manufacturing equipment and in Company products and the readiness of key third parties such as suppliers, customers and financial institutions. If needed conversions or modifications are not made or completed, the Y2K issue could have a material impact on the operations of the Company.

     The Company expects that it will be Y2K compliant by September 1999. The majority of the Company's products that contain embedded chips are now Y2K compliant. The Company will continue testing throughout 1999 and will formulate and finalize any contingency plans needed during that time. The total estimated incremental cost for the Y2K project is approximately $3.0 million. All costs will be expensed as incurred and will be funded through operating cash flows.

     The Company is in contact with key third parties, such as suppliers, customers and financial institutions to assure no interruption of its business relationships occur due to Y2K compliance issues. However, if the needed conversions or modifications to computer or other systems are not made, or are not completed timely by these third parties, the Y2K issue could have a material impact on the operations of the Company.

     The costs and timing of the Y2K project are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer codes, and similar uncertainties.

     In the third quarter, the Company entered into an interest rate swap agreement which fixed the base rate, or 90 day LIBOR, at a weighted average rate of 5.8% on $700 million of the $1.65 billion floating rate debt facility associated with the purchase of Howmedica. The interest rate swap has been designated as a hedge of an anticipated transaction, with any changes in fair value being deferred. If for any reason the Howmedica acquisition does not close, the Company will be required to close out its hedge positions and will recognize a corresponding gain or loss in the statement of earnings.

     The information contained in this report includes forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties. Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: a change in economic conditions that adversely affects the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; difficulties related to regulatory requirements attendant to consummation of the Howmedica acquisition; and to the factors referred to above regarding Y2K issues. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.



                         PART II - OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

       Set forth below is a text of the press release issued by the Company on Thursday, October 22, 1998.

            Kalamazoo, Michigan, October 22, 1998 -- Stryker Corporation (NYSE: SYK) and Pfizer, Inc. (NYSE: PFE) announced today that, due to changes in the financial markets, they have amended their agreement to change the sale price for the Howmedica unit of Pfizer from the previously announced $1.9 billion in cash to $1.65 billion in cash. Goldman Sachs Credit Partners L.P. and Bank of America have provided a commitment to finance the transaction.

            All other terms and conditions of the agreement remain substantially the same and the companies continue to expect to complete the transaction during the fourth quarter.

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


                                    STRYKER CORPORATION
                                    (Registrant)


November 2, 1998                    JOHN W. BROWN
_________________                   ________________________________________
Date                                John W. Brown, Chairman, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


November 2, 1998                    DAVID J. SIMPSON
_________________                   ________________________________________
Date                                David J. Simpson, Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial Officer)






                                                                 Exhibit 11


                      STRYKER CORPORATION AND SUBSIDIARIES

               COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK
                               September 30, 1998

                               Three Months Ended       Nine Months Ended
                                  September 30             September 30
                               1998         1997        1998         1997
                            -----------  ----------- -----------  -----------
Basic:
 Average number of shares
 outstanding                 96,362,000   96,038,000  96,253,000   96,298,000
                            -----------  ----------- -----------  -----------

 Net earnings               $34,750,000  $28,970,000 $106,010,000 $88,370,000
                            ===========  =========== ============ ===========

 Basic net earnings per
 share of common stock             $.36         $.30        $1.10        $.92
                                   ====         ====         ====        ====

Diluted:
 Average number of shares
 outstanding                 96,362,000   96,038,000   96,253,000  96,298,000

 Net effect of dilutive
 stock options, based on
 the treasury stock method
 using average market price   1,677,000    2,137,000    1,787,000   1,851,000
                            -----------  ----------- -----------  -----------
Total diluted shares         98,039,000   98,175,000  98,040,000   98,149,000
                            ===========  =========== ===========  ===========

Diluted net earnings per
 share of common stock             $.35         $.30       $1.08         $.90
                                   ====         ====        ====         ====
