Form 10-K405
period 1998-12-31
STRYKER CORP
filed 1999-03-31
CIK 310764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended                         December 31, 1998

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

              ************************************************************

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.10 par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sales price of March 1, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $3,169,351,254.

     The number of shares outstanding of the registrant's Common Stock, $.10 par value, was 96,775,224 at March 1, 1999.


DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual stockholders report for the year ended December 31, 1998 (the "1998 Annual Report") are incorporated by reference into Parts I,II and IV.

     Portions of the proxy statement filed with the Securities and Exchange Commission relating to the 1999 Annual Meeting of Stockholders (the "1999 proxy statement") are incorporated by reference into Part III.

     The information contained in this report includes forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties. Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: changes in economic conditions that adversely affect the level of demand for the Company's products, changes in foreign exchange markets, changes in financial markets, changes in the competitive environment, and the factors regarding Year 2000 issues. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

                                     PART I

ITEM I.   BUSINESS

General
-------

     Stryker Corporation and its subsidiaries (the "Company" or "Stryker") develop, manufacture and market specialty surgical and medical products, including orthopaedic implants, bone cement, trauma systems used in bone repair, powered surgical instruments, endoscopic systems, craniomaxillofacial fixation devices, specialty surgical equipment used in neurosurgery and patient care and handling equipment for the global market and provide outpatient physical and occupational rehabilitation services in the United States. Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a leading orthopaedic surgeon and the inventor of several orthopaedic products.

     On December 4, 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc. Howmedica develops, manufactures and markets a wide range of specialty medical products utilized in the treatment of musculoskeletal disorders. Howmedica's products include hip and knee implants for primary and revision surgery, bone cement, trauma systems used in bone repair, craniomaxillofacial fixation devices and specialty surgical equipment used in neurosurgery.

     In November 1998, the Company purchased the manufacturing rights and facilities for its OP-1 bone growth device from Creative BioMolecules, Inc.

     In August 1993, the Company purchased 20% of the outstanding common stock of Matsumoto Medical Instruments, Inc. ("Matsumoto"), Osaka, Japan. Matsumoto is one of the largest distributors of medical devices in Japan. In August 1994, the Company purchased an additional 31% of Matsumoto's outstanding common stock, thereby increasing its direct ownership in Matsumoto to 51%. The results of operations for Matsumoto were consolidated with Stryker beginning in August 1994. Subsequently, Stryker has purchased or acquired additional shares of outstanding common stock of Matsumoto, thereby increasing its direct ownership interest to 83% as of December 31, 1998 and 100% in January 1999.

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

Product Sales
-------------

     Effective in the fourth quarter of 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Prior to 1998, the Company reported under one business segment. Upon the adoption of Statement No. 131, the Company segregated its operations into three reportable segments: Orthopaedic Implants, Medical and Surgical Equipment and Physical Therapy Services. The Orthopaedic Implants segment sells orthopaedic reconstructive products such as hip, knee, shoulder and spinal implants and trauma-related products. The Medical and Surgical Equipment segment sells powered surgical instruments, endoscopic equipment, medical video imaging equipment and patient care and handling systems. The Physical Therapy Services segment provides outpatient physical and occupational rehabilitation services. The following amounts ($000's) and percentages represent sales by business segment during each of the three years ended December 31:

                                 1998              1997            1996
                            --------------   --------------   --------------
                                $      %         $      %         $       %
                            --------  ---    --------  ---    --------   ---

Orthopaedic Implants        $409,644   37%   $375,028   38%   $347,178    38%
Medical and Surgical
  Equipment                  577,788   52     505,099   52     484,301    53
Physical Therapy Services    115,776   11     100,008   10      78,581     9
                            --------  ---    --------  ---    --------   ---
                          $1,103,208  100%   $980,135  100%   $910,060   100%
                           =========  ===    ========  ===    ========   ===

     Additional information regarding financial information about the Company's operating segments and geographic areas under the caption "Note 12
- Segment and Geographic Data" on pages 57 through 59 of the 1998 Annual Report is incorporated herein by reference.

     Approximately two-thirds of the Company's sales in 1998, 1997 and 1996 consisted of products with short lives and service revenues, such as implants (while implants have a long useful life to the patient, they have a one-time use to the hospital), trauma-related products, disposables, expendable tools and parts, service and repair charges and physical therapy revenues. The balance of sales in each of the years was of products that could be considered capital equipment, having useful lives in excess of one year.

     The Company's backlog of firm orders is not considered material to an understanding of its business.


ORTHOPAEDIC IMPLANTS

     Orthopaedic Implants are designed and manufactured by Howmedica Osteonics, Osteo and Dimso and consist of such products as hip, knee, shoulder and spinal implants, associated implant instruments, trauma-related products and bone cement. Stryker Corporation's orthopaedic implant division, previously known as Osteonics Corp., was renamed Howmedica Osteonics Corp. to recognize both the Howmedica and Osteonics brands and to indicate the importance of Howmedica's role in the integrated organization. Artificial joints are made of cobalt chrome, titanium alloys, ultra-high molecular weight polyethylene or ceramics and are implanted in patients whose natural joints have been damaged by arthritis, osteoporosis, other diseases or injury. Howmedica Osteonics markets its products under both the Howmedica and Osteonics brand names.

Hip Implants
------------

     In late 1990, Stryker became the first company to receive clearance from the U.S. Food & Drug Administration (FDA) to commercially release for sale in the U.S. a hip implant with hydroxylapatite (HA) surface treatment. HA is a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to human bone. The Company's clinical experience with HA-coated hip stems now extends over ten years and their reported clinical performance continues to equal or exceed that of any comparable hip stem reported in the scientific literature.

     Under the Howmedica brand name, the Company offers a variety of hip systems for both the domestic and international markets. The Partnership hip system represents a comprehensive system of hip implants and associated instruments designed to provide physicians with reliable results and reduce operating time. The Exeter Total Hip System is based on a unique, collarless, highly polished, double tapered femoral design which reduces shear stresses and increases compression at the cement/bone interface. In 1998, Howmedica launched the Taro hip system in Japan. The Taro hip system provides a line of products which offer an increased range of motion preferred by Japanese surgeons for their patients.

     Under the Osteonics brand name, the Company offers a wide array of cemented and cementless stems and cups, with which physicians may treat the spectrum of their primary and revision total hip requirements. The Secur-Fit Plus HA Hip System and Acetabular Shells combine high quality HA coating on an abrasion resistant, titanium surface to enhance bone loading and implant stability. Osteonics has a strong history and position in the cemented stem market with the Omnifit hip stem, which is approaching its 17th year in the market with a long history of documented clinical performance. Revision product applications include the Restoration Hip System, a versatile array of implants designed to address a variety of complex surgical needs and patient anomalies as well as provide prosthesis support. In 1998, the Company began marketing ceramic-on-ceramic products in some international markets and completed enrollment for ceramic-on-ceramic bearing surface clinical trials in the United States. Ceramic-on-ceramic technology offers reduced wear rates when compared to metal/polyethylene or ceramic/polyethylene combinations and demonstrates an increased resistance to the adverse effects of third body particles on the articulating surface. The Company also launched Crossfire in 1998, a highly crosslinked polyethylene. In laboratory testing, this product has indicated a significant wear reduction over conventional polyethylene.

Knee Implants
-------------

     Under the Howmedica brand name the Company offers three major systems, the Duracon, Kinemax and Interax systems as well as products that serve specific regional needs. Introduced in 1991 and utilized in hundreds of thousands of procedures in over 55 countries, the Duracon system combines high levels of joint conformity throughout the range of motion and consistent anatomic tracking. The Kinemax system is marketed worldwide with leadership positions in several international markets, offering advanced versatility through design principles based on the clinically successful Total Condylar and Kinematic Knee Systems. The Interax system is the result of a worldwide program to develop an innovative system specially designed to address the variable size requirements of patients of different ages and from different ethnic origins. Precision-designed Monogram instruments provide a common instrument platform for each Howmedica knee system. The ergonomic engineering of Monogram instruments facilitates efficient use in the operating room, enabling the surgeon to choose the instruments that represent his/her optimal surgical technique.

     Under the Osteonics brand name, the Company offers the Osteonics Knee Systems, the Insight Knee Positioning and Alignment System and Passport Knee instruments, which provide the surgeon with a simple, cost effective approach to total knee replacement surgery. Osteonics Knee Systems and Passport/Insight Knee instruments provide the interoperative flexibility to meet specific patient needs and the ability to achieve precise, customized knee alignment and superior leg position during knee surgery, thereby reducing the risk of post-operative complications. In 1998, Osteonics released the Scorpio CR (cruciate retaining) Knee System, while in 1997 Osteonics released the Scorpio PS (posterior stabilized) Knee System.

Other Reconstructive Products
-----------------------------

     The Company markets other reconstructive products, principally shoulder and elbow implants and related instruments. The Osteonics Total Shoulder system was initially marketed in 1996. The unique design of the humeral head allows the surgeon to adjust tension of the supporting tissues while maximizing range of motion. The shoulder instruments offer the surgeon increased visibility and accessibility into this tightly confined joint space. The Solar Total Elbow was launched in 1998 to complement products offered for upper extremity procedures. The semi-constrained design and modular components address varying patient anatomy.

Trauma
------

     The Company markets its trauma implants under the Howmedica and Osteo brand names. Trauma products are used primarily in the fixation of fractures resulting from sudden injury. Howmedica's trauma products consist of internal systems marketed under such names as Alta, Grosse & Kempf and Gamma as well as external systems marketed under such brands as Hoffmann, Monotube and Monticelli-Spinelli.

     Howmedica's internal fixation product portfolio includes a variety of systems incorporating screws, plates, intramedullary nails and trochanteric appliances. Howmedica offers both an advanced titanium system, the Alta System, as well as more traditional stainless steel plating systems. The standard stainless steel line includes the B.G. System, marketed primarily in France, and the ICS System, marketed primarily in the United States. The Grosse & Kempf system is a locking nail system that is used throughout the world. For the treatment of fractures of the femur, Howmedica offers the Gamma Locking Nail, a device designed to improve both the procedure and prognosis for all grades of fractures through increased strength and stability. Utilized in a wide range of fracture applications (including the small bones of the hand and foot, long bones and knuckles), the Universal Compression Screw offers a unique level of controlled compression as well as greater freedom to select an appropriate length preoperatively and refinement of compression intraoperatively. The Alta IM Rodding System is utilized in the treatment of a wide variety of long bone fractures, providing the increased strength and flexibility of titanium alloy.

     Howmedica's external fixation products include the Hoffman II modular fixation system, the Monotube Triad unilateral fixation system, the Apex system of pins and the Monticelli-Spinelli circular fixator. The Hoffmann II system includes a spring-loaded snap-fit mechanism that allows the connection of rods or pins providing for versatile intraoperative management and stability. Apex pins have been developed for use with the Hoffmann system, utilizing a specialized design and U-shaped thread profile which increase bone contact and reduce both insertion time and the axial force required to insert the pins. Monticelli-Spinelli offers circular frame components for small wire fixation and is fully compatible with other Howmedica external fixation system components. The Monotube design consists of a dynamic axial fixator designed to maintain rotational and angular stability while allowing the bone to share the load in the axial plane.

     Osteo trauma products include compression hip screws and interlocking compression nails used for bone fixation in fracture cases. Sold in more than 50 countries, the largest markets for Osteo products have been in Europe and the Far East.

Spinal Implants
---------------

     Spinal implants are systems comprised of plates, rods, and screws, and are often used in conjunction with bone grafts to relieve back pain. Through Dimso, the Company designs and manufactures spinal implant systems for use by physicians in the treatment of degenerative spinal diseases and the stabilization of the spine in trauma cases. The Company began marketing the Dimso spinal implant system in the United States during 1995 and initiated the sale of the Top-Loading Connector and the Cross Connector during 1997. The Equinox Cervical Plate, designed to provide compression on bone graft for anterior cervical fusion, was launched outside of the United States in 1998. The Ogival Intersomatic Cage, which was launched outside of the United States in 1996, is designed to restore disk height space and allow lumbar vertebrae to be fused to stabilize the spine.

     Under the Howmedica brand name, the Company offers two spinal systems, the Bad WildungenMetz (BWM) and the Domino Roy Camille, both of which are currently marketed outside of the United States. The simple design of the BWM spine system permits a smaller implant, minimizing soft tissue interference while providing significant strength. The Domino Roy Camille system offers the flexibility of advanced technology in current plate designs while retaining the ease of use of traditional plating systems.

Bone Cement
----------

     Howmedica's Simplex bone cement, a material used to secure cemented implants to bone, was first approved for domestic orthopaedic use in 1971. Howmedica manufactures several variations of Simplex bone cement to meet specific patient needs. Simplex AF, a bone cement developed for significant ease of mixing and high fatigue strength, is currently in clinical trials in the United States, while another formulation, antibiotic Simplex AKZ, is marketed outside the United States.

MEDICAL AND SURGICAL EQUIPMENT

     Medical and Surgical Equipment products include powered surgical instruments, endoscopic systems, medical video imaging equipment and patient care and handling systems. These products are designed and manufactured by Stryker Instruments, Stryker Endoscopy, Stryker Medical and Leibinger.

Stryker Instruments
-------------------

     Stryker Instruments products include a broad line of powered surgical drills, saws, fixation and reaming equipment as well as other surgical instruments that are used by physicians for drilling, burring, rasping or cutting bone, wiring or pinning bone fractures and preparing hip or knee surfaces for the placement of artificial hip or knee joints. Stryker Instruments manufactures hundreds of different-sized and different-shaped drill bits, burrs, blades, chisels and other attachments for use by orthopaedic physicians. Stryker Instruments System 4000 Heavy-Duty Battery-Powered Instrument is the next generation battery powered instrument system that provides surgeons with a complete line of heavy-duty instruments that are powerful, precise and maneuverable.

     Utilized in conjunction with joint replacement surgery, the Advanced Cement Mixing System greatly reduces the risk that air bubbles will weaken the long-term bond between the implant and surrounding bone. SurgiLav Plus is a disposable, self-contained pulsed lavage system that is used by physicians to cleanse the surgical site during total joint arthroplasty. The CBC II System is a post-operative wound drainage and blood reinfusion device that enables joint replacement patients to receive their own blood rather than donor blood. As part of a broad surgical product portfolio, Stryker also markets the Steri-Shield Personal Protection System, combining a helmet, hood and gown to help provide protection for operating room personnel against contact with infectious bodily fluids and harmful microorganisms during surgery.

Stryker Endoscopy
-----------------

     Stryker Endoscopy products include medical video cameras, light sources, arthroscopes, laparoscopes, powered surgical instruments and disposable suction/irrigation devices. Stryker Endoscopy has established a position of technology leadership in the production of video cameras for use in endoscopy procedures. In 1998, Stryker launched the first voice activated video system, which was co-developed with Computer Motion Inc. The system allows the surgeon to control the major components of the video system, including the camera, lightsource, insufflator, SE5 Shaver System and documentation equipment through voice commands. The system improves efficiency and gives the surgeon increased control of the equipment. Stryker also markets a low-cost, single-chip camera with procedure-specific head configurations as well as a broadcast quality 3-chip camera, which has a programmable three-function feature allowing the surgeon to control documentation equipment and picture quality from the surgical site. Stryker Endoscopy rigid scopes range in diameter from 2.3 millimeters to 10 millimeters, containing a series of precision lenses as well as fiber optics which allow the physician to view internal anatomy extremely clearly.

     Stryker Endoscopy also manufactures a disposable suction irrigation device that allows the surgeon to irrigate tissue, remove fluid through a 5 millimeter or 10 millimeter portal and cauterize tissue. The product is self-contained, eliminating the need for any additional equipment within the operating room. The Y-Tube provides a working channel for standard, 5 millimeter laparoscopic instruments while simultaneously allowing for suction and irrigation from the same port.

     The Stryker Instruments and Styker Endoscopy product portfolios both include micro-powered tools and instruments that are used in orthopaedics, craniomaxillofacial surgery, functional endoscopic sinus surgery, neurosurgery, spinal surgery and plastic surgery. The Total Performance System (TPS), released in 1996, is a universal surgical system that can be utilized within several medical specialties. The TPS Universal Drill and TPS Burs are designed for use by spine surgeons and neurosurgeons, while the TPS MicroDriver and TPS Sagittal Saw are designed for use by sports-physicians and plastic surgeons. The TPS System is also compatible with the SE5 Shaver System. The Hummer 2 MicroDebrider System is a powered instrument which incorporates new irrigation capabilities and specialized cutters, eliminating the need for over half of the instruments otherwise required for sinus surgery.

Stryker Medical
---------------

     Stryker Medical is a market leader in specialty stretcher products, offering some 30 different types of stretchers customized to fit the needs of acute care and specialty surgical care facilities. Stryker Medical produces beds which are also designed to fit the unique needs of specialty departments within the acute care environment. The Secure medical/surgical bed addresses the changing needs of an aging population. The Secure bed is lower to the ground and has siderails designed to help patients. The Secure bed also utilizes center-of-gravity technology to help prevent patient falls. Specifically, the system alarms when more than 50% of the patients body weight extends beyond the built-in safety limits. Stryker Medical has a complete line of ICU beds for critical care and step-down units. The beds incorporate advanced features that enable staff members to weigh patients accurately and to take chest x-rays without moving patients from their beds. Stryker Medical also offers the StryKair pressure relief mattress as an option with its frame. This advanced mattress offers pressure relief and shear reduction supporting good patient care.

     Stryker Medical developed the Rugged EZ-PRO ambulance cot in 1998 to expand their presence in the Emergency Medical Service (EMS) market. The EZ-PRO compliments the Rugged MX-PRO introduced in 1997 and enhances Stryker Medical's reputation for durability and low maintenance established by the original product line. Ergonomically designed, the Rugged MX-PRO combines durability with a lighter, narrower frame, making it one of the most mobile ambulance cots in the medical industry. The Rugged EZ-PRO, with its easy loading system, reduces the number of EMS professionals required to load the ambulance cot.

Leibinger
---------

     Leibinger manufactures plate and screw systems for craniomaxillofacial surgery to repair small bones in the hands, face and head. The Wurzburg brand represents the first broadly marketed titanium plating system, while the Micro product line represents the first titanium micro system utilized in the industry. Leibinger also produces neurosurgery products that are marketed under the F.L. Fischer brand and include two types of headframe systems, the RM polar coordinates and the ZD arc radius systems. As part of the neurosurgery product portfolio, Leibinger markets hardware and software designed to perform (i) preoperative localization and planning for neurological procedures (ii) implants of radioactive elements to eliminate brain tumors and (iii) radiosurgery.

     Leibinger also markets BoneSource, a patented bone substitute material based on an exclusive license from the American Dental Association Health Foundation. BoneSource is self-setting, sculptable and extremely effective in filling bone defects as a result of its ability to form a paste in seconds and harden quickly. In 1996, BoneSource received FDA clearance for use in treating cranial defects, contiguous cuts and burn holes. In 1997, BoneSource also received FDA clearance for facial augmentation, which expands the application into cosmetic procedures.

PHYSICAL THERAPY SERVICES

     Physiotherapy Associates provides physical, occupational and speech therapy services to patients recovering from orthopaedic or neurological illness and injury through a network of 222 outpatient physical therapy centers in 23 states and the District of Columbia. Physiotherapy Associates works closely with referring physicians to design and execute rehabilitation protocols resulting in quick recoveries for professional and amateur athletes, injured workers and other patients.

Product Development
-------------------

     Most of the Company's products and product improvements have been developed internally. In addition, the Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company's sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. The Company has a decentralized research and development focus with manufacturing divisions responsible for new product development and product improvements. Research, development and engineering functions at the manufacturing divisions maintain relationships with distribution divisions and customers to understand changes in the market and product needs.

     Total expenditures for product research, development and engineering were $61,060,000 in 1998, $56,895,000 in 1997 and $56,870,000 in 1996. The
foregoing do not include expenditures related to the Howmedica business prior to December 5, 1998. The Company's research, development and engineering expenses represent the continued development of the Company's OP-1 Bone Growth Device discussed below and the Company-wide focus on new product developments. The Company also continues the development of a new spinal technology purchased as part of Howmedica to be used in the treatment of spinal disorders. Recent new product introductions include the development of implant, spinal and trauma designs (in 1998 the Scorpio Cruciate Retaining Knee System and Equinox Cervical Plate were introduced, while the Scorpio Posterior Knee System, BOS Trauma System and the Osteo Hip Screw System were introduced in 1997 and the Ogival Intersomatic Cage for spinal surgery was introduced in 1996) and further enhancements to instrumentation related to knee replacement procedures, including development of the Passport knee instruments in 1996. In 1998, the Company completed enrollment in the first investigational study on contemporary ceramic-on-ceramic bearing surfaces in the United States. The study encompasses 500 patients for which clinical data will be collected and analyzed for the next several years. New products at Stryker Endoscopy and Stryker Instruments include the development of advanced powered instruments and video technology (the System 4000 (the next generation battery powered instrument system) and the Quantum 5000 introduced in 1998, the SE Sagittal Saw and the 882TE 3-Chip Camera System introduced in 1997, the TPS advanced micro-powered instrument set, the 882 3-Chip Camera System, the Hummer 2 Micro Debrider System and several new arthroscopy instruments introduced in 1996) and the development of new specialized operating room equipment (the InterPulse System lightsource and the Hermes video control system introduced in 1998, the Steri-Shield Turbo 3 Helmet introduced in 1997 and the Advanced Cement Mixing System, introduced in
1996). The Medical Division has developed new patient handling equipment (the EZ-Pro Ambulance Cot introduced in 1998, the FirstCare maternity bed and the 6080 MX-PRO Rugged Ambulance Cot introduced in 1997 and the Complete Care 2025 ICU Bed introduced in 1996).

     In 1991, the Company received FDA approval to begin human clinical trials of its OP-1 Bone Growth Device, which was developed in collaboration with Creative BioMolecules, Inc. ("Creative") as part of a long-term research program funded by Stryker since 1985. This device is composed of recombinant human osteogenic protein-1 (OP-1) and a bioresorbable collagen matrix. OP-1 is naturally present in the human body and directs a cascade of cellular events that result in bone growth. In preclinical studies, OP-1 induced the formation of new bone when implanted into bony defect sites. In addition, results from early-stage animal trials of OP-1 in cartilage repair have been encouraging. The initial human clinical study, which began in 1992, compares the efficacy of the OP-1 Bone Growth Device to autografts (the current standard bone graft procedure for the treatment of tibial non-union fractures, which uses bone chips removed from a patient's hip in a second operation) in the repair of non-union fractures of the tibia. The patients involved in the trial all suffered tibial fractures that showed no evidence of healing at least nine months from the initial injury and at least three months after any prior surgical intervention. Patients received either the OP-1 Bone Growth Device or autograft bone on a random basis. In 1995, the FDA allowed the Company to enlarge the scope of the clinical trials for expanded indications of non-union fractures in all long bones. During 1996, the surgical procedures on the 122 patients in the Company's tibial non-union clinical trial were completed and, in 1997, the Company began the collection and analysis of the data from the clinical trial. The study demonstrated that the OP-1 Bone Growth Device patients had comparable clinical success to the autograft patients without the need for a second invasive procedure to harvest autograft from the hip. There were three prospectively determined clinical trial outcomes defined in the study: weight-bearing; level of pain with weight-bearing; and radiographic assessment of cortical and/or trabecular bridging. The study design predicted 80% success at nine months post-surgery. Both the OP-1 and autograft groups met this prediction for the clinical outcomes of weight-bearing and pain and both groups had comparable results. The blinded radiographic assessment by an independent panel of radiologists showed that neither group achieved the 80% criteria for bridging, although bridging was higher for the autograft group.

     The first module of the Pre-Market Application (PMA) for Pre-Clinical results was completed and accepted by the FDA in 1998. The Company also submitted a second module for Manufacturing during 1998 and anticipates filing the Clinical module and completing the PMA in 1999. However, the Company can give no assurance that the filing will not be further delayed or that the Manufacturing and Clinical modules will be accepted by the FDA staff. If the PMA application is accepted, the FDA staff may determine to submit it to a panel of industry and medical experts who will review the PMA application and make a recommendation to the FDA. The FDA staff must also inspect the Company's OP-1 manufacturing facilities and conduct an audit of the clinical sites. If the inspection and audit are acceptable and there is a positive recommendation by the panel, the FDA may grant a PMA allowing the OP-1 Bone Growth Device to be marketed in the United States for certain approved uses. Further clinical testing and PMA fillings would be necessary to expand the approved uses of the product. The Company is also preparing the necessary filings to seek approval of the OP-1 Bone Growth Device for certain uses in the European market, which it anticipates filing during 1999. The Company cannot predict the timing of the regulatory process and there can be no assurance that required inspection and audits will be acceptable to the FDA or that approval will be obtained for any use of the OP-1 Bone Growth Device.

     The surgical procedures for several pilot human clinical trials in Europe in cases involving trauma, spine, and oral/maxillofacial indications were completed in 1996 and a fresh fracture trial was initiated in Canada in 1997. A pilot study of periodontal defects was initiated in the United States in 1998.

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

     The Company has a royalty-free cross license agreement with Genetics Institute, Inc., a wholly owned subsidiary of American Home Products Corporation, which holds patents covering a molecule different from OP-1 that may produce similar effects and is conducting pilot and pivotal clinical trials of its molecule in similar indications on a global basis. The agreement will enable Stryker to commercialize OP-1 unencumbered by patent litigation with this competitor. Others are also attempting to develop osteogenic proteins and bioresorbable carriers for the treatment, repair or replacement of bone and joint tissue. These other companies have filed and obtained patents in the U.S. and elsewhere claiming such compounds and methods of making them and using them and may in the future file and obtain other such patents. The Company can provide no assurance that it will not need a license under one or more of those patents to further expand the OP-1 program or whether such licenses will be available.

     The purchase of the manufacturing rights, facilities and process development effort for the Company's OP-1 bone growth device in November 1998 effects the end of the research and developments agreement Stryker has had with Creative since 1985.

     During 1998, the Company entered into an exclusive collaboration agreement with the Musculoskeletal Transplant Foundation (MTF) to develop combination OP-1 and allograft products. Combined product of OP-1 and allograft may have added clinical value in indications such as spine fusions in the future.

Marketing
---------

     Most of the Company's products are marketed in the United States directly to more than 5,000 hospitals, and to doctors and other health care facilities, by the Company's sales force consisting of 1,010 salespersons. Stryker maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served. Certain products, primarily orthopaedic implants, are sold to hospitals in the United States through both direct sales forces and independent dealer organizations.

     Approximately 35% of the Company's domestic revenues in 1998 were accounted for by sales to hospital cooperative buying groups and other large national accounts and 1% by sales to the Veterans Administration and other hospitals operated by the Federal government.

     International sales accounted for 34% of total revenues in 1998. Since a higher percentage of Howmedica's sales have historically been to international markets, this percentage is expected to increase in the future. The Company's products are sold in over 100 foreign countries, through more than 830 local dealers, whose efforts are coordinated by approximately 1,340 sales and marketing personnel and through direct sales efforts. Stryker distributes its products through sales subsidiaries and branches with offices located in Australia, Belgium, Canada, Chile, Finland, France, Germany, Hong Kong, Italy, Japan, Mexico, The Netherlands, Poland, Spain, Switzerland and the United Kingdom. Stryker exports products to dealers and to customers in China, the CIS (former Soviet Union), India, Korea, Latin America, Malaysia, the Middle East, Singapore and Taiwan. Additional information regarding the Company's foreign and domestic operations and sales appearing in "Note 12 - Segment and Geographic Data" on page 57 of the 1998 Annual Report is incorporated herein by reference.

     The Company's business is generally not seasonal in nature; however, the number of orthopaedic surgeries is lower during the summer months.

Competition
-----------

     The Company is one of four leading competitors in the U.S. market for orthopaedic reconstructive products, the others being J&J DePuy Orthopedics (a subsidiary of Johnson & Johnson), Zimmer, USA Inc. (a subsidiary of Bristol-Myers, Squibb, Inc.) and Biomet, Inc. While competition abroad varies from area to area, the Company believes it is also a leading factor in the international markets, with these same companies being its principal competitors.

     In the international market for spinal implants, the Company is one of the four market leaders through its Dimso SA subsidiary, with the principal competitors being Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy AcroMed (a subsidiary of Johnson & Johnson) and the Synthes companies. The Company entered the U.S. market for spinal implants during 1995 and faces competition from these and other companies.

     In the powered surgical instruments market, Stryker is one of the three market leaders, with the principal domestic competitors being Linvatec, Inc. (a subsidiary of Conmed Corporation) and Midas-Rex, Inc (a subsidiary of Medtronic, Inc.). These companies are also competitors in the international markets, along with Aesculap-Werke AG, a large European manufacturer.

     In the arthroscopy market, the Company considers itself to be one of the three market leaders, with the principal competitors being Smith & Nephew Endoscopy (a division of Smith & Nephew PLC) and Linvatec, Inc. (a subsidiary of Conmed Corporation). In the laparoscopic imaging products market, the Company considers itself to be one of the four market leaders, with the principal competitors being Karl Storz GmbH & Co. (a German company),
Circon Corporation (a subsidiary of Maxxim Medical Inc.) and Olympus Optical Co. Ltd. (a Japanese company).

     The Company's primary competitor in the hospital bed market is Hill-Rom (a division of Hillenbrand Industries). In the specialty stretcher market, the primary competitors are Hausted, Inc. (a subsidiary of Steris
Corporation), Hill-Rom and Midmark Corporation. In the ambulance cot market, Ferno-Washington is the primary competitor.

     In the outpatient physical and occupational rehabilitation market, the Company's primary competitors are physician-owned independent practices and hospital-based services, in addition to other national rehabilitation companies, including HealthSouth Corporation and NovaCare, Inc.

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

     The principal factors that the Company believes differentiate its products in these highly competitive markets and enable it to compete effectively are innovative products, reliability, service and reputation.
The Company is not able to predict the effect that continuing efforts to reduce health care expenses generally and hospital costs in particular will have on the future sales of its products or its competitive position. (See "Regulation and Product Quality.") The Company believes that its competitive position in the future will depend to a large degree upon the new products and improvements in existing products it is able to develop. While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or attribute of a product represents a unique design or process. Patent or trademark protection of such products restricts competitors from duplicating these unique product designs and features. Stryker seeks to obtain patent protection whenever possible on its products. The Company currently has approximately 490 U.S. patents and 940 foreign patents.

Manufacturing and Sources of Supply
-----------------------------------

     The Company's manufacturing processes consist primarily of precision machining, metal fabrication and assembly operations and the forging and investment casting of cobalt chrome and finishing of cobalt chrome and titanium. Approximately 15% of the Company's cost of sales in 1998 represented finished products that were purchased complete from outside suppliers. The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components, and uses outside sources for certain finishing operations, such as plating, hardening and coating of machined components and sterilization of certain products. The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys. In all, purchases from outside sources were approximately 40% of the total cost of sales in 1998.

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

     The FDA's "Good Manufacturing Practices" and "Quality System" regulations set forth standards for the Company's product design and manufacturing processes require the maintenance of certain records and provide for inspections of the Company's facilities by the FDA. There are also certain requirements of state, local and foreign governments, which must be complied with in the manufacturing and marketing of the Company's products. The Company believes that the manufacturing and quality control procedures it employs meet the requirements of these regulations.

     Most of the Company's new products fall into FDA classifications that require notification of and review by the FDA before marketing (submitted as a 510(k)). The Company's OP-1 Bone Growth Device requires extensive clinical testing, consisting of safety and efficacy studies, followed by a PMA application (see "Product Development").

     Stryker also is subject to the laws that govern the manufacture and distribution of medical devices of each country in which the Company manufactures or sells products. The member states of the European Union ("EU") have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain Community European ("CE") marks for their products. Stryker has authorization to apply the CE mark to its hip, knee, upper extremity, spinal implant and trauma products, and its Endoscopy, Instruments and Medical Division products.

     Government agencies and legislative bodies in the United States and other countries are considering various proposals designed to hold down increases in health care costs. It is impossible to predict at this time the long-term impact of such cost containment measures on the Company's future business.

Employees
---------

     At December 31, 1998, the Company had 10,974 employees worldwide, including 4,559 involved in manufacturing, warehousing and distribution operations, 2,555 in marketing and sales, 582 in research, development and engineering, 934 providing physical, occupational and speech therapy and the balance in general management and administration. Approximately 1,790 employees are covered by collective bargaining agreements. Labor agreements covering a substantial number of such employees expire in 1999. The Company believes that its employee relations are satisfactory.


ITEM 2.   PROPERTIES

The Company has the following properties:
                                                                Square  Owned/
    Facility                               Location              Feet   Leased
_____________________________________   _________________      _______  ______

Manufacturing, warehousing and
 distribution facilities for
 orthopaedic implant business           Rutherford, New Jersey  187,000 Owned
 and administrative offices             Rutherford, New Jersey  217,000 Leased
 for Howmedica Osteonics:               Allendale, New Jersey   146,000 Leased

Manufacturing, warehousing and
 distribution facility for surgical
 instruments products and
 administrative offices for Stryker
 Instruments division:                  Portage, Michigan       226,000 Owned

Manufacturing facility for trauma
 products and administrative offices
 for Howmedica GmbH:                    Kiel, Germany           173,000 Owned

Manufacturing, warehousing and
 distribution facilities for beds,
 stretchers and furniture and
 administrative offices for Stryker     Portage, Michigan       154,000 Owned
 Medical division:                      Kalamazoo, Michigan      86,000 Owned

Manufacturing facility for hip and
 knee products and administrative
 offices for Howmedica International
 S. de R.L.:                            Limerick, Ireland       128,000 Owned

Manufacturing, warehousing and
 distribution facility for endoscopy
 business and administrative offices    Santa Clara,
 of Stryker Endoscopy division:         California              110,000 Leased

Manufacturing, warehousing and
 distribution facility for
 craniomaxillofacial surgery
 plate and screw systems and            Freiburg, Germany        85,000 Owned
 administrative offices for Leibinger:  Stetten, Germany         36,000 Owned

Manufacturing facility for surgical
 instruments and endoscopy business:    Arroyo, Puerto Rico      98,000 Leased

Manufacturing facility for hip and
 knee products and administrative
 offices for Howmedica
 Beteilgungs GmbH:                      Herouville, France       85,000 Owned

Manufacturing, warehousing and
 distribution facilities for trauma
 and orthopaedic products and
 administrative offices for Osteo AG:   Selzach, Switzerland     63,000 Owned

Manufacturing, warehousing and
 distribution facility for beds
 and furniture in Canada:               Quebec, Canada           51,000 Owned

Manufacturing, warehousing and
 distribution facility for
 surgical instruments products:         Carrigtwohill, Ireland   43,000 Owned

Manufacturing facility for trauma
 products and administrative offices
 for Jaquet Orthopedie SA:              Geneva, Switzerland      42,000 Owned

Manufacturing, warehousing and
 distribution facility for
 orthopaedic implant business:          Carrigtwohill, Ireland   35,000 Owned

Manufacturing and warehousing facilities
 for spinal implant products and        Bordeaux, France         22,000 Owned
 administrative offices for Dimso SA:   Bordeaux, France          5,000 Leased

Manufacturing and research facilities   West Lebanon,            55,000 Leased
 for OP-1 and administrative offices    New Hampshire
 for Stryker Biotech:
                                        Hopkinton,               31,000 Leased
                                        Massachusetts

                                        Wilder, Vermont           9,000 Leased
                                        Natick, Massachusetts     7,000 Leased

Warehousing and administrative offices  Osaka, Japan            147,000 Owned
 for Japan division:                    Osaka, Japan             29,000 Leased
                                        Tokyo, Japan              9,000 Leased

Warehousing and distribution facility
 for orthopaedic implant business:      Shannon, Ireland         67,000 Leased

Warehousing and distribution facility for
 craniomaxillofacial surgery plate and screw
 systems and administrative offices for
 Leibinger:                             Carrollton, Texas*       30,000 Leased

Warehousing and distribution facility
 for orthopaedic implant business:      Cordova, Tennessee       32,000 Leased

222 physical therapy clinics located
 throughout the United States:          United States           765,000 Leased

Domestic sales and administrative
 offices throughout the United States:  United States           195,000 Leased

Sales, warehousing and
 administrative offices                 Europe                   30,000 Owned
 throughout Europe:                     Europe                  367,000 Leased

Sales branches including warehousing
 and sales facilities throughout        Japan                   161,000 Owned
 Japan:                                 Japan                    50,000 Leased

Sales, warehousing and
 administrative offices throughout
 Asia, excluding Japan:                 Asia                     65,000 Leased

Sales, warehousing, distribution and
 administrative offices for Stryker     Burlington, Canada       13,000 Leased
 Canada:                                Guelph, Canada           20,000 Owned

Sales, warehousing and
 administrative offices for Stryker
 Latin America throughout Latin
 America:                               Latin America            22,000 Leased

Administrative offices for Physiotherapy
 Associates located in Memphis,
 Tennessee:                             Memphis, Tennessee       17,000 Owned

Administrative offices for
 Stryker Corporation:                   Kalamazoo, Michigan      15,000 Leased


*  Facility to be closed in 1999.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is a defendant and plaintiff in various legal actions arising in the normal course of business. The Company does not anticipate material losses as a result of these actions beyond amounts already provided for.

     In September 1996, the United States Court of Appeals for the Federal Circuit affirmed the 1995 decision of the Federal District Court for the Eastern District of New York awarding the Company damages, attorney fees and interest for infringement of the Company's U.S. patent on its Omniflex Hip System. A petition for rehearing or rehearing en banc was denied by the Federal Circuit Court in December 1996 and the Company was paid $77,600,000. The Company recognized a pre-tax gain, net of related legal fees and other expenses of $61,094,000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS

     Certain information with respect to the executive officers of the Company is set forth in Item 10 of this report.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol SYK. Prior to July 24, 1997, the Company's Common Stock was traded in the over-the-counter market on The Nasdaq Stock Market. Quarterly stock prices appearing under the caption "Summary of Quarterly Data" on page 60 of the 1998 Annual Report and dividend information for the years ended December 31, 1998 and 1997 under the caption "Ten-Year Review" on pages 32 and 33 of the 1998 Annual Report are incorporated herein by reference. The Company's Board of Directors intends to consider a year-end cash dividend annually at its December meeting.

     Stryker has restrictive covenants in its bank credit agreement that place limitations on increases in dividend payments and prohibit repurchases of Common Stock.

     In December 1998 and January 1999, the Company issued an aggregate of 255,605 shares of its Common Stock to certain non-United States persons in exchange for an equivalent number of shares of Matsumoto Medical Instruments, Inc., a corporation organized under the laws of Japan that was 76.8% owned by the Company prior to such transactions ("MMII"), in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. Additional shares of MMII stock were purchased from certain of such persons for cash. As a result of these transactions, the Company's ownership percentage of MMII increased to 100%. No underwriter or placement agent was used in connection with these transactions.

     On December 31, 1998, there were 3,061 stockholders of record of the Company's Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The financial information for each of the five years in the period ended December 31, 1998 under the caption "Ten-Year Review" on pages 32 and 33 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 34 through 39 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DESCLOSURES ABOUT MARKET RISK

     The information under the sub-caption "Other Matters" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 38 and 39 of the 1998 Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiaries and report of independent auditors included on pages 40 through 60 of the 1998 Annual Report are incorporated herein by reference.

     Quarterly results of operations appearing under the caption "Summary of Quarterly Data" on page 60 of the 1998 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company appearing under the caption "Election of Directors" in the 1999 proxy statement is incorporated herein by reference.

     Information regarding the executive officers of the Company appears below. All officers are elected annually. Reported ages are as of January 31, 1999.

     John W. Brown, age 64, has been Chairman of the Board since January 1981, and President and Chief Executive Officer of the Company since February 1977. He is also a director of Lunar Corporation, a medical products company, National City Corporation, a bank, Arthur D. Little, Inc., an international management consulting company, the Health Industry
Manufacturers Association and The American Business Conference.

     J. Patrick Anderson, age 49, was appointed Assistant to the Chairman and Vice President Business Development in October 1998. Prior to joining the Company, he was Vice President of Business Development for SemaSys, Inc. where he led the company's strategic planning activities and the merger of two former competitors since 1996 and was General Manager of the Oklahoma division of SemaSys, Inc. since 1994.

     Dean H. Bergy, age 39, was appointed Vice President, Finance in October 1998. Previously he was Vice President, Finance of the Stryker Medical division since October 1996 and Controller of the Company from June 1994. Prior to joining the Company in June 1994, he was a Senior Manager with Ernst & Young LLP.

     Ronald A. Elenbaas, age 45, was appointed Group President, MedSurg in November 1998. Previously he was President of the Surgical Group from 1985 and has been a Vice President of the Company since August 1983. Previously he was the Director of Surgical Sales since May 1982. Since joining the Company in September 1975 he has held various other positions, including Sales Representative, Marketing Product Manager, Plant Manager, Canadian Sales Director, Assistant to the President and Director of Customer Relations.

     Christopher F. Homrich, age 39, was appointed Treasurer upon joining the Company in April 1996. He had previously been Assistant Treasurer at Ingram Industries Inc., a privately held corporation with business activities including wholesale distribution of microcomputer products, books and video cassettes, inland marine transportation, oil and gas wellhead manufacturing and insurance, since June 1991.

     William T. Laube, III, age 59, was appointed President of Stryker Pacific Limited in 1985 and has been a Vice President of the Company since March 1979. Since joining the Company in July 1975, he has held various international sales management positions.

     Edward B. Lipes, age 46, was appointed Group President of Howmedica Osteonics in November 1998 and has been a Vice President of the Company since May 1994. He held the position of President, Osteonics Corp. from August 1989 and President, Physiotherapy Associates, Inc. upon joining the Company in April 1988.

     Michael R. Mainelli, Jr., age 37, was appointed Representative Director and President of Matsumoto Medical Instruments, Inc. in November 1997 and President of Nippon Stryker K.K. since November 1998 and has been a Vice President of the Company since joining the Company in April 1996. He had previously spent twelve years with General Electric Company in manufacturing, marketing, and product line management positions. Prior to joining the Company, he was most recently responsible for worldwide planning, development and marketing of magnetic resonance imaging products at GE Medical Systems.

     John J. O'Mahony, age 53, was appointed Vice President of the Company in February 1999 and Group President, Stryker International. Prior to the Howmedica acquisition, he was President of the Howmedica division of Pfizer Inc. since March 1996. He had previously been President of the Asia/Pacific division of Howmedica, based in Sydney, Australia, since 1992.

     David J. Simpson, age 52, was appointed Vice President, Chief Financial Officer and Secretary upon joining the Company in June 1987. He had previously been Vice President and Treasurer of Rexnord Inc., a manufacturer of industrial and aerospace products, since July 1985.

     Thomas R. Winkel, age 46, was appointed Vice President of Administration of the Company in December 1998 and has been a Vice President of the Company since December 1984. He had previously been President of Stryker Americas/Middle East since March 1992 and Vice President, Administration since June 1987. Since joining the Company in October 1978, he has held various other positions, including Assistant Controller, Secretary and Controller.

     Jeffrey R. Winter, age 40, was appointed Controller upon joining the Company in October 1996. He had previously been a Senior Manager at Ernst & Young LLP, since October 1991.

ITEM 11.   EXECUTIVE COMPENSATION

     Information regarding the compensation of the management of the Company appearing under the captions "Director Compensation" and "Executive Compensation" in the 1999 proxy statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Beneficial Ownership of More than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the 1999 proxy statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)- The response to this portion of Item 14
                is submitted as a separate section of this report following the signature page.

        (a)(3)- Exhibits

           Exhibit 2 -  Plan of acquisition, reorganization, arrangement, liquidation or succession.

                   (i) Form of Stock and Asset Purchase Agreement, dated as of August 13, 1998, between Pfizer Inc. and the Company (the "Purchase Agreement") - Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated December 22, 1998
                        (Commission File No. 0-9165).

                   (ii) Form of Amendment No. 1, dated October 22,
                        1998, to the Purchase Agreement - Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K dated December 22, 1998 (Commission File No. 0-
                        9165).

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

                   (ii) By-Laws - Incorporated by reference to Exhibit 3(ii)
                        to the Company's Form 10-Q for the quarter ended June 30, 1988 (Commission File No. 0-9165).

           Exhibit 4 -  Instruments defining the rights of
                        security holders, including indentures-The
                        Company agrees to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of the Company and its subsidiaries not exceeding 10% of the total assets of the Company and its consolidated subsidiaries is authorized.

                   (i) Form of Credit and Guaranty Agreement, dated as of December 4, 1998, among the Company, certain subsidiaries of the Company, as guarantors, the Lenders named therein and certain other parties - Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated December 22, 1998 (Commission File No. 0-9165).

          Exhibit 10 -  Material contracts
                   (i)* 1998 Stock Option Plan - Incorporated by
                        reference to Exhibit 10(i) to the Company's Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 0-9165).

                 (ii)*  Supplemental Savings and Retirement Plan
                        (as Amended Effective January 1, 1996) -
                        Incorporated by Reference to Exhibit 10(iii) to the Company's Form 10-K for the year ended December 31, 1994 (Commission File No.0-9165).

                (iii)* Description of bonus arrangements between the Company and certain officers, including Messrs. Brown, Elenbaas, Laube, Lipes, Mainelli, O'Mahony, Simpson and Winkel.

           Exhibit 11 - Statement re: computation of per share earnings
                   (i) "Note 9 - Earnings per Share" on page 53 of the Annual Report is incorporated herein by reference.

           Exhibit 13 - Annual report to security holders
                   (i)  Portions of the 1998 Annual Report that
                        are incorporated herein by reference.

           Exhibit 21 - Subsidiaries of the registrant
                    (i) List of Subsidiaries.

           Exhibit 23 - Consents of experts and counsel
                    (i) Consent of Independent Auditors.

           Exhibit 27 - Financial data schedule
                    (i) Financial data schedule (included in EDGAR filing
                         only).

(b) Reports on Form 8-K filed during the fourth quarter of 1998 and in 1999 through the date of this report.

          (1) - Form 8-K dated December 22, 1998
                        Item 2. - Acquisition or Disposition of Assets - Acquisition of Howmedica, the orthopaedic division of Pfizer Inc.

                        Item 7. - Financial Statements and Exhibits - Purchase Agreement and Credit and Guaranty Agreement related to the acquisition of Howmedica

          (2) - Form 8-K dated January 12, 1999
                        Item 9. - Sales of Equity Securities Pursuant to Regulations - Issuance of 229,801 shares of $.10 par value common stock for an equivalent number of shares of Matsumoto Medical Instruments, Inc.

          (3) - Form 8-K/A dated February 22, 1999
                        Item 7. - Financial Statements and Exhibits - Financial Statements of Howmedica and pro forma financial information for the acquisition of Howmedica

(c)  Exhibits - Exhibit Index appears on page 26 of this report.

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

                                      STRYKER CORPORATION

Date:  3/31/99                        /s/ DAVID J. SIMPSON
                                      _____________________________________
                                      David J. Simpson, Vice President,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial Officer)

                                      /s/ DEAN H. BERGY
                                      _____________________________________
                                      Dean H. Bergy, Vice President, Finance
                                       (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN W. BROWN           3/31/99   /s/ DAVID J. SIMPSON           3/31/99
-----------------------------------   --------------------------------------
John W. Brown, Chairman, President    David J. Simpson, Vice President,
 and Chief Executive Officer           Chief Financial Officer and Secretary
  (Principal Executive Officer)          (Principal Financial Officer)


/s/ HOWARD E. COX, JR.      3/31/99   /s/ DEAN H. BERGY              3/31/99
-----------------------------------   --------------------------------------
Howard E. Cox, Jr. - Director         Dean H. Bergy, Vice President, Finance
                                       (Principal Accounting Officer)

/s/ DONALD M. ENGELMAN      3/31/99   /s/ RONDA E. STRYKER           3/31/99
-----------------------------------   --------------------------------------
Donald M. Engelman, Ph.D. - Director  Ronda E. Stryker - Director


/s/ JEROME H. GROSSMAN      3/31/99   /s/ WILLIAM U. PARFET          3/31/99
-----------------------------------   --------------------------------------
Jerome H. Grossman, M.D. - Director   William U. Parfet - Director


/s/ JOHN S. LILLARD         3/31/99
-----------------------------------
John S. Lillard - Director



                           ANNUAL REPORT ON FORM 10-K


                       ITEM 14(a)(1) and (2), (c) and (d)


         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                CERTAIN EXHIBITS


                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1998



                              STRYKER CORPORATION
                              KALAMAZOO, MICHIGAN


***************************************************************************

                     FORM 10-K - ITEM 14(a)(1), (2) AND (d)

                      STRYKER CORPORATION AND SUBSIDIARIES

         List of Financial Statements and Financial Statement Schedule



     The following consolidated financial statements of Stryker Corporation and subsidiaries and report of independent auditors, included in the 1998 Annual Report, are incorporated by reference in Item 8:

          Report of independent auditors

          Consolidated balance sheets - December 31, 1998 and 1997.

          Consolidated statements of earnings - years ended
          December 31, 1998, 1997 and 1996.

          Consolidated statements of stockholders' equity - years ended December 31, 1998, 1997 and 1996.

          Consolidated statements of cash flows - years ended
          December 31, 1998, 1997 and 1996.

          Notes to consolidated financial statements - December 31, 1998.

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


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    STRYKER CORPORATION AND SUBSIDIARIES



       Column A       Column B          Column C           Column D   Column E
________________  ___________  _______________________  _________  __________
                                      Additions
                               _______________________
                                            Charged to
                   Balance at  Charged to        Other                  Balance
                    Beginning     Costs &     Accounts  Deductions       at End
   Description      of Period    Expenses     Describe    Describe    of Period
                                                 (a)         (b)
________________  ___________  __________  ___________  __________  ___________

DEDUCTED FROM ASSET ACCOUNTS

Allowance for Doubtful Accounts


Year ended December 31, 1998

                  $11,700,000  $2,609,000  $10,483,000  $3,192,000  $21,600,000
                  ===========  ==========  ===========  ==========  ===========

Year ended December 31, 1997

                   $9,500,000  $4,565,000               $2,365,000  $11,700,000
                   ==========  ==========               ==========  ===========

Year ended December 31, 1996

                   $7,800,000  $3,865,000               $2,165,000   $9,500,000
                   ==========  ==========               ==========   ==========



(a) Increase resulting from acquisitions.

(b) Uncollectible amounts written off, net of recoveries.


                            FORM 10-K - ITEM 14(c)
                      STRYKER CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX
Exhibit                                                               Page*
________________________________________________________________      ______

(2)  Plan of acquisition, reorganization, arrangement, liquidation or succession.
   (i) Form of Stock and Asset Purchase Agreement,
         dated August 13, 1998.                                        20**

  (ii) Form of Amendment No.1 to the Purchase Agreement,
         dated October 22, 1998.                                       20**

(3)  Articles of incorporation and by-laws.
   (i) Restated Articles of Incorporation and amendment
        thereto dated December 28, 1993.                               20**

  (ii) By Laws.                                                        20**

(4)  Instruments defining the rights of security holders, including indentures.
   (i) Form of Credit and Guaranty Agreement,
        dated December 4, 1998.                                        20**

(10) Material contracts.
   (i)  1998 Stock Option Plan.                                        20**

  (ii)  Supplemental Savings and Retirement Plan
         (as Amended Effective January 1, 1996).                       20**

 (iii)  Description of bonus arrangements between the Company and certain officers, including Messrs. Brown,
         Elenbaas, Laube, Lipes, Mainelli, O'Mahony, Simpson
         and Winkel.                                                   27

(11) Statement re: computation of per share earnings.
   (i)  "Note 9 - Earnings per Share" on page 53 of the Annual Report is
         incorporated herein by reference.                             21**

(13) Annual report to security holders.
   (i)  Portions of the 1998 Annual Report that are
         incorporated herein by reference.                             21**

(21) Subsidiaries of the registrant.
   (i)  List of Subsidiaries.                                          28

(23) Consents of experts and counsel.
   (i)  Consent of Independent Auditors.                               30

(27) Financial data schedule.
   (i)  Financial data schedule (included in EDGAR filing only).

* Page number in sequential numbering system where such exhibit can be found, or it is stated that such exhibit is incorporated by reference.

** Incorporated by reference in this Annual Report on Form 10-K






                                                          EXHIBIT (10)(iii)


                  DESCRIPTION OF BONUS ARRANGEMENTS

     The Company has entered into bonus arrangements with certain executive officers for 1999, including Mr. Brown, Mr. Elenbaas, Mr. Laube, Mr. Lipes, Mr. Mainelli, Mr. O'Mahony, Mr. Simpson and Mr. Winkel, based on specific performance criteria including sales, profits and asset management. The aggregate amount of such bonuses is not expected to exceed $3,000,000.



                                                           EXHIBIT (21)

                            LIST OF SUBSIDIARIES
                           (as of March 31, 1999)

                                                    State or Country
Name of Subsidiary                                  of Incorporation
__________________________________________________  ____________________

Benoist Girard & Cie SCA SAS                        France
Bertec Location Inc.                                Canada
Bertec Medical Inc.                                 Canada
Comptoir Hospitalier Orthopedique et Chirurgical    France
Diagnostic Treatment Rehabilitation Clinic Limited  United Kingdom
Dimso Iberica SA                                    Spain
Dimso SA                                            France
Favro B.V.                                          The Netherlands
Groupe Bertec Inc.                                  Canada
Howmedica Beteilgungs GmbH                          Germany
Howmedica GmbH                                      Germany
Howmedica Iberia SA                                 Spain
Howmedica International S. de R.L.                  Panama
Howmedica Leibinger GmbH & Co. KG                   Germany
Howmedica Leibinger Inc.                            Delaware
Howmedica Osteonics Corp.                           New Jersey
Jaquet Orthopedie SA                                Switzerland
Matsumoto Medical Instruments, Inc.                 Japan
Nettrick Ltd.                                       Ireland
Nippon Stryker KK                                   Japan
N.V. Stryker S.A.                                   Belgium
Osteo AG                                            Switzerland
Osteo Australia Pty. Limited                        Australia
Osteo France SARL                                   France
Osteo Holding AG                                    Switzerland
PA-Union LLC                                        Maryland
Pficonprod Pty. Ltd.                                Australia
Physiotherapy Associates, Inc.                      Michigan
Physiotherapy Associates UK Limited                 United Kingdom
R.S. Network Inc.                                   Illinois
SMD Corporation                                     Michigan
Stryker AB                                          Sweden
Stryker A/S                                         Denmark
Stryker Australia Pty. Ltd.                         Australia
Stryker (Barbados) Foreign Sales Corporation        Barbados
Stryker Biotech B.V.                                The Netherlands
Stryker Biotech France SARL                         France
Stryker B.V.                                        The Netherlands
Stryker Canada Inc.                                 Canada
Stryker Canada LP                                   Canada
Stryker Capital B.V.                                The Netherlands
Stryker China Limited                               Hong Kong
Stryker Corporation (Chile) y Compania Limitada     Chile
Stryker Corporation (Malaysia) Sdn. Bhd.            Malaysia
Stryker Deutschland Holding GmbH                    Germany
Stryker do Brasil Lda.                              Brazil
Stryker Far East, Inc.                              Delaware
Stryker Finance B.V.                                The Netherlands
Stryker France SA                                   France
Stryker Hellas E.P.E.                               Greece
Stryker Holdings B.V.                               The Netherlands
Stryker Iberia S.L.                                 Spain
Stryker IFSC Limited                                Ireland
Stryker International Inc.                          Delaware
Stryker Ireland Limited                             Ireland
Stryker Italia Srl                                  Italy
Stryker Korea Ltd.                                  Korea
Stryker Medical B.V.                                The Netherlands
Stryker Mexico, S.A. de C.V.                        Mexico
Stryker Netherlands B.V.                            The Netherlands
Stryker New Zealand Ltd.                            New Zealand
Stryker Osteonics (PTY) LTD.                        South Africa
Stryker Osterreich GmbH                             Austria
Stryker Pacific Limited                             Hong Kong
Stryker Polska Sp.z.o.o.                            Poland
Stryker Portugal-Produtos Medicos Ltd.              Portugal
Stryker Puerto Rico Inc.                            Delaware
Stryker SA                                          Switzerland
Stryker Sales Corporation                           Michigan
Stryker Singapore Private Limited                   Singapore
Stryker Spain Holding, S.L.                         Spain
Stryker Technologies Corporation                    Michigan
Stryker U.K. Ltd.                                   United Kingdom
Stryker-Osteo GmbH                                  Germany
Stryker-Osteonics SA                                Switzerland


Stryker Corporation directly or indirectly owns 100% of the outstanding voting securities of each of the above-named subsidiaries.

Stryker effectively controls:
 Stryker India Medical Equipment Private Limited    India





                                                           EXHIBIT (23)



                        CONSENT OF INDEPENDENT AUDITORS



     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Stryker Corporation of our report dated February 9, 1999, included in the 1998 Annual Report to Stockholders of Stryker Corporation.

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

     We also consent to the incorporation by reference in the Registration Statement Number 33-55662 on Form S-8 dated December 11, 1992, Registration Statement Number 33-32240 on Form S-8 dated November 20, 1989 and to the related prospectus for each of the registration statements of our report dated February 9, 1999, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Stryker Corporation.


                                        /s/ ERNST & YOUNG LLP


Kalamazoo, Michigan
March 26, 1999