Form 10-Q
period 1999-03-31
STRYKER CORP
filed 1999-05-17
CIK 310764

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended                        March 31, 1999


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

     96,845,924 shares of Common Stock, $.10 par value, as of April 30, 1999.

                        PART I. - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      STRYKER CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Amounts in millions, except per share amounts)

                                                                March 31   December 31
                                                                  1999        1998
                                                              -----------  -----------
ASSETS
   Current assets
       Cash and cash equivalents                               $  102.6      $  124.9
       Marketable debt securities                                  11.4          17.3
       Accounts receivable, less allowance
         of $19.0 (1998 - $21.6)                                  435.6         425.6
       Inventories                                                534.7         591.0
       Deferred income taxes                                      155.4         139.1
       Prepaid expenses and other current assets                   50.3          50.9
                                                               --------      --------
   Total current assets                                         1,290.0       1,348.8
   Property, plant and equipment, less allowance
       for depreciation of $167.0 (1998 - $167.7)                 391.3         429.5
   Other assets
       Goodwill, less accumulated amortization of
         $13.0 (1998 - $8.7)                                      496.7         475.5
       Other intangibles, less accumulated amortization
         of $19.9 (1998 - $15.6)                                  407.7         422.5
       Deferred charges, less accumulated amortization
         of $66.2 (1998 - $52.2)                                  110.7         131.8
       Other                                                       77.9          77.8
                                                               --------      --------
TOTAL ASSETS                                                   $2,774.3      $2,885.9
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
       Accounts payable                                        $  128.7      $  162.4
       Accrued compensation                                        76.1          89.7
       Acquisition-related reorganization reserves
         and liabilities                                          217.7         206.9
       Income taxes                                                56.5          49.1
       Accrued expenses and other liabilities                     137.3         176.4
       Current maturities of long-term debt                        32.8          15.0
                                                               --------      --------
   Total current liabilities                                      649.1         699.5
   Long term debt, excluding current maturities                 1,478.8       1,488.0
   Other liabilities                                               45.5          46.3
   Stockholders' equity
       Common stock, $.10 par value:
         Authorized - 150.0 shares
         Outstanding - 96.8 shares (1998 - 96.5)                    9.7           9.7
       Additional paid-in capital                                  24.0          10.5
       Retained earnings                                          620.1         640.9
       Accumulated other comprehensive loss                       (52.9)         (9.0)
                                                               --------      --------
   Total stockholders' equity                                     600.9         652.1
                                                               --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $2,774.3      $2,885.9
                                                               ========      ========

See accompanying notes to condensed consolidated financial statements.

                      STRYKER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


(Amounts in millions, except per share amounts)

                                                          Three Months Ended
                                                               March 31
                                                         1999           1998
                                                       --------       --------
Net sales                                                $522.4         $253.6
Cost of sales (A)                                         266.6          100.8
                                                       --------       --------
Gross profit                                              255.8          152.8

Research, development and engineering                      25.2           13.0
Selling, general and administrative                       202.3           86.3
Restructuring charge                                       19.7
                                                       --------       --------
                                                          247.2           99.3
                                                       --------       --------
Other expense (income)
 Interest expense                                          31.9            0.9
 Intangibles amortization                                   8.5            1.3
 Other income                                              (0.3)          (4.1)
                                                       --------       --------
                                                           40.1           (1.9)
                                                       --------       --------
Earnings (loss) before income taxes                       (31.5)          55.4

Income taxes (credit)                                     (10.7)          19.4
                                                       --------       --------
Net earnings (loss)                                      $(20.8)        $ 36.0
                                                       ========       ========
Net earnings (loss) per share of common stock:
 Basic                                                    ($.21)          $.37
                                                           ====           ====
 Diluted                                                  ($.21)          $.37
                                                           ====           ====
Average outstanding shares for the period:
 Basic                                                     96.8           96.1
 Diluted                                                   98.8           98.1

(A) Includes $62.5 million of additional cost of sales in 1999 for inventory stepped-up to fair value in connection with the Howmedica acquisition.

See accompanying notes to condensed consolidated financial statements.

                      STRYKER CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


(Amounts in millions, except per share amounts)

                                                                          Accumulated
                                         Additional                             Other
                              Common        Paid-In        Retained     Comprehensive
                               Stock        Capital        Earnings        Gain (Loss)         Total
                             -------     ----------        --------        ----------       --------
Balance at
 January 1, 1999                $9.7          $10.5          $640.9             ($9.0)        $652.1

Comprehensive
 gain (loss):

 Net loss                                                     (20.8)                           (20.8)

 Net unrealized gains
  on securities                                                                   0.1            0.1

Foreign currency
 translation
 adjustments                                                                    (44.0)         (44.0)
                                                                                            --------
Comprehensive loss for
 the three months
 ended March 31, 1999                                                                          (64.7)
                                                                                            --------
Common stock issued in
 business acquisition                           9.7                                              9.7

Sales of 0.1 shares of
 common stock under
 stock option and
 benefit plans,
 including $1.1
 income tax benefit                             3.8                                              3.8
                             -------     ----------        --------        ----------       --------
Balance at
 March 31, 1999                 $9.7          $24.0          $620.1            ($52.9)        $600.9
                             =======     ==========        ========        ==========       ========

     See accompanying notes to condensed consolidated financial statements.

     In 1998 the Company declared a cash dividend of twelve cents per share to shareholders of record on December 31, 1998, payable on January 30, 1999. No cash dividends have been declared during 1999.

                      STRYKER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(Amounts in millions)

                                                       Three Months Ended
                                                            March 31
                                                       1999          1998
                                                     --------      --------
OPERATING ACTIVITIES
 Net earnings (loss)                                  ($20.8)        $36.0
 Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating
   activities:
    Depreciation                                        18.3           6.6
    Amortization                                        22.7           5.6
    Sale of inventory stepped-up to fair value
     at acquisition                                     62.5
    Acquisition related and special charges,
     net of cash paid                                   (5.7)
    Other                                                1.2          (0.5)
    Changes in operating assets and liabilities,
     net of effects of business acquisitions:
      Accounts receivable                              (25.2)         (9.9)
      Inventories                                        5.4         (14.2)
      Deferred charges                                 (13.5)         (5.9)
      Accounts payable                                 (25.0)          3.8
      Accrued expenses                                 (30.2)        (21.1)
      Income taxes                                      (5.9)         16.5
      Other                                             (2.7)         (4.6)
                                                      ------        ------
 Net cash provided by (used in) operating
  activities                                           (18.9)         12.3

INVESTING AND FINANCING ACTIVITIES
 Purchases of property, plant and equipment             (9.2)         (8.0)
 Sales (purchases) of marketable securities              5.9         (67.7)
 Business acquisitions                                  (2.0)        (12.7)
 Proceeds from borrowings                               51.9
 Payments on borrowings                                (24.6)         (0.4)
 Dividends paid                                        (11.6)        (10.6)
 Proceeds from exercise of stock options                 3.8           3.6
 Other                                                  (7.9)         (0.2)
                                                      ------        ------
Net cash provided by (used in) investing
 and financing activities                                6.3         (96.0)
Effect of exchange rate changes on
 cash and cash equivalents                              (9.7)          0.4
                                                      ------        ------
Decrease in cash and cash equivalents                 ($22.3)       ($83.3)
                                                      ======        ======

See accompanying notes to condensed consolidated financial statements.

                      STRYKER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                             (Amounts in millions)
                                  (Unaudited)


Note 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

     Certain prior period amounts have been reclassified to conform with the presentation used in the first quarter of 1999.

     As of January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes rules for the reporting of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net earnings or shareholders' equity. Other comprehensive gain for the three months ended March 31, 1998 was $30.9 million.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the criteria to be treated as a hedge under the Statement will be included in earnings. If derivatives meet the hedge criteria, changes in the fair value of the derivatives will offset changes in the fair value of the items being hedged. The Statement is required to be adopted by the Company beginning in the first quarter of 2000. The Company has not determined what effect the Statement will have on the Company's future consolidated results of operations or financial position when adopted.

Note 2.  INVENTORIES

     Inventories are as follows:

                                   March 31               December 31
                                     1999                     1998
                                   ---------               ---------
         Finished goods              $ 428.2                 $ 488.9
         Work-in-process                56.7                    49.8
         Raw material                   57.3                    59.8
                                   ---------               ---------
         FIFO Cost                     542.2                   598.5
         Less LIFO reserve               7.5                     7.5
                                   ---------               ---------
                                     $ 534.7                 $ 591.0
                                   =========               =========

     Inventories reflect a step-up of $148.1 million as of March 31, 1999 and $213.2 million as of December 31, 1998 to fair value in connection with the acquisition of Howmedica. This step-up will be charged off as additional nonrecurring cost of sales as the acquired inventory is sold. First quarter cost of sales for 1999 was increased as a result of the step-up, reducing pre-tax earnings in the quarter by $62.5 million ($41.4 million net of tax).

Note 3.  HOWMEDICA ACQUISITION

     On December 4, 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc., for $1,650.0 million in cash. Howmedica develops, manufactures and markets a wide range of specialty medical products utilized in the treatment of musculoskeletal disorders. Howmedica products include hip and knee implants for primary and revision surgery, bone cement, trauma systems used in bone repair, craniomaxillo-facial fixation devices and specialty surgical equipment used in neurosurgery. The acquisition was funded with cash and cash equivalents and approximately $1,500.0 million borrowed under $1,650.0 million of credit facilities established in December 1998. The acquisition of Howmedica was accounted for using the purchase method of accounting. For further discussion of the preliminary allocation of the purchase price and other information regarding the acquisition see Note 4 in the Company's 1998 Annual Report on Form 10-K.

Note 4.  BUSINESS ACQUISITION

     In January 1999, the Company acquired the remaining outstanding common stock of Matsumoto Medical Instruments, Inc., its Japanese distributor, thereby increasing its direct ownership to 100% (83% at December 31, 1998) for cash of $1.0 million and 180,605 shares of Stryker Common stock ($9.7 million value). The acquisition was accounted for by the purchase method and pro forma consolidated results would not differ significantly from reported results.

Note 5.  RESTRUCTURING CHARGE

     In the first quarter of 1999, the Company recognized a $19.7 million nonrecurring restructuring charge in operations. The charge relates to the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. Approximately $17.6 million of the charge is to cover severance-related costs for terminated employees and $2.1 million relates to costs associated with the discontinuance of the ophthalmology product line. Net sales of ophthalmology products were $2.8 million in the first quarter of 1999 and $11.8 million for all of 1998. As of March 31, 1999, all of the Japan restructuring charge was included in acquisition-related reorganization reserves and liabilities.

Note 6.  SEGMENT INFORMATION

     Effective in the fourth quarter of 1998, the Company adopted FASB Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial reports.

     The Company segregates its operations into two reportable segments:
Orthopaedic Implants and Medical and Surgical Equipment. The Orthopaedic Implants segment sells orthopaedic reconstructive products such as hip, knee, shoulder and spinal implants, and trauma related products. The Medical and Surgical Equipment segment sells powered surgical instruments, endoscopic systems, medical video imaging equipment, patient care, and handling systems. Other includes Physical Therapy Services and corporate administration. Physical Therapy Services, which was reported as a separate segment in 1998, no longer meets the separate disclosure requirements of FASB Statement No. 131.

     The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.

     Sales and net profit (loss) by business segment follows:

                                                               Medical and
                                        Orthopaedic              Surgical
                                         Implants               Equipment               Other              Total
                                        -----------            -----------              -----              -----
Three Months Ended March 31, 1999
---------------------------------

Net sales                                   $315.1                 $176.6               $ 30.7             $522.4
Segment net profit (loss)
before restructuring charge                   34.6                   18.1                (19.2)              33.5
Segment net profit (loss)
after restructuring charge                    (8.9)                   6.6                (18.5)             (20.8)

Three Months Ended March 31, 1998
---------------------------------
Net sales                               $ 94.6                 $132.7               $ 26.3             $253.6

Segment net profit                        16.8                   17.8                  1.4               36.0

Sales and pro forma sales by segment for 1998 follows:

                                                                 1998 Actual Sales
                                                             ------------------------

                                      Q1               Q2               Q3              Q4              Total
Product line sales                  -------          -------         -------          -------          --------
  Orthopaedic Implants               $ 94.6           $ 97.9          $ 89.6           $ 89.8          $  371.9
  MedSurg Equipment                   132.7            140.8           141.1            158.1             572.7
  Physical Therapy Services            26.3             28.6            30.3             30.6             115.8
                                    -------          -------         -------          -------          --------
Total net sales                      $253.6           $267.3          $261.0           $278.5          $1,060.4
                                    =======          =======         =======          =======          ========

                                                              1998 Pro Forma Sales (1)
                                                         ----------------------------------

                                      Q1               Q2               Q3              Q4              Total
Domestic/international sales        -------          -------         -------          -------          --------
  Domestic                           $269.4           $277.0          $274.7           $277.5          $1,098.6
  International                       193.3            198.4           179.2            236.1             807.0
                                    -------          -------         -------          -------          --------
Total net pro forma sales            $462.7           $475.4          $453.9           $513.6          $1,905.6
                                    =======          =======         =======          =======          ========


Product line sales
  Orthopaedic Implants               $281.1           $279.6          $255.4           $295.4          $1,111.5
  MedSurg Equipment                   155.3            167.2           168.2            187.6             678.3
  Physical Therapy Services            26.3             28.6            30.3             30.6             115.8
                                    -------          -------         -------          -------          --------
Total net pro forma sales            $462.7           $475.4          $453.9           $513.6          $1,905.6
                                    =======          =======         =======          =======          ========

(1) The pro forma sales information includes Howmedica's sales for a comparable period but does not necessarily reflect the consolidated sales that would have occurred had Stryker and Howmedica operated as a combined entity during that period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations
---------------------


     The table below sets forth domestic/international and product line sales information for the three months ended March 31 (in millions):

                                                                          Pro               % Change
                                                                         Forma                    99/Pro
                                       1999             1998            1998 (1)       99/98    Forma 98
                                     -------          -------           -------        -----    --------
Domestic/international sales
  Domestic                            $302.5           $171.2            $269.4           77          12
  International                        219.9             82.4             193.3          167          14
                                     -------          -------           -------
Total net sales                       $522.4           $253.6            $462.7          106          13
                                     =======          =======           =======
Product line sales
  Orthopaedic Implants                $315.1           $ 94.6            $281.1          233          12
  MedSurg Equipment                    176.6            132.7             155.3           33          14
  Physical Therapy Services             30.7             26.3              26.3           17          17
                                     -------          -------           -------
Total net sales                       $522.4           $253.6            $462.7          106          13
                                     =======          =======           =======

(1) The pro forma sales information includes Howmedica's sales for a comparable period but does not necessarily reflect the consolidated sales that would have occurred had Stryker and Howmedica operated as a combined entity during that period.


     Stryker Corporation's net sales increased 106% in the first quarter of 1999 to $522.4 million from $253.6 million in 1998. Net sales increased $227.0 million, or 90%, as a result of the Howmedica acquisition. Net sales also grew by 11% as a result of increased unit volume; 3% as a result of other acquired businesses; 1% due to changes in foreign currency exchange rates, and 1% related to higher selling prices from the conversion of Howmedica Osteonics distributors to direct sales.

     Net sales on a pro forma basis increased 13% in the first quarter of 1999 compared to 1998. Increased unit volume generated a 9% sales increase. Net sales also increased 1% from other business acquisitions; 1% from the conversion of certain portions of the Howmedica Osteonics domestic distribution network to direct sales, and 2% from favorable foreign currency comparisons.

     The Company's domestic sales increased 77% (12% on a pro forma basis) in the first quarter of 1999 compared to 1998. The domestic sales increase is a result of the Howmedica acquisition and from strong shipments of orthopaedic implants, powered surgical instruments, endoscopic equipment, hospital beds and stretchers and increased revenue from physical therapy services. Howmedica's U.S. sales for the first quarter were $104.1 million, representing an increase of 6% over its sales for the first quarter of last year. International sales increased 167% (14% on a pro forma basis) in the first quarter of 1999 as a result of the Howmedica acquisition and strong shipments of Stryker products. Howmedica's international sales for the first quarter were $122.9 million, representing an increase of 11% over its sales for the first quarter of last year. Foreign currency comparisons were favorable in the first quarter adding $3.8 million($7.2 million on a pro forma basis), or 5% (4% on a pro forma basis), to the dollar value of international sales.

     Worldwide sales of Orthopaedic Implants of $315.1 million increased 233% in the first quarter (12% on a pro forma basis) based on strong shipments of reconstructive, trauma and spinal implants. Stryker's Osteonics and Dimso implants increased 16% and Howmedica's implant lines increased 10%. Worldwide sales of MedSurg Equipment of $176.6 million increased 33% in the first quarter (14% on a pro forma basis) based on strong shipments of powered surgical instruments, endoscopic systems and hospital beds and stretchers along with the Leibinger craniomaxillofacial products and other lines acquired with Howmedica. The Stryker lines increased 17% and the Howmedica lines were comparable to the prior year. Physical Therapy Services revenue increased 17% in the first quarter as a result of new physical therapy centers, acquisitions and internal growth.

     Cost of sales in the first quarter of 1999 represented 51.0% of sales compared to 39.7% in the same period of 1998. The higher cost of sales percentage in 1999 resulted from $62.5 million in additional nonrecurring cost of sales for inventory sold in the first quarter that was stepped-up to fair value in connection with the acquisition of Howmedica. Excluding the nonrecurring cost of sales charge of $62.5 million, cost of sales as a percent of sales would have declined to 39.1% from 39.7% in 1998. The decline is primarily the result of a higher mix of orthopaedic implant sales caused by the acquisition of Howmedica, which cost less to manufacture than the Company's other products. Research, development and engineering expense increased 93% as the Company spent $25.2 million on product development in the first quarter of 1999 compared to $13.0 million in 1998. The increase in research, development and engineering spending results from the acquisition of Howmedica and from the November 1998 purchase of the manufacturing rights and facilities for OP-1 from Creative BioMolecules, Inc. Research, development and engineering expense represented 4.8% of sales in 1999 compared to 5.1% in 1998 and the decline as a percent of sales is the result of the acquisition of Howmedica. New product introductions in the first three months of 1999 include Crossfire Highly Crosslinked Polyethylene for implants, the SecureFit Plus hip restoration system, Stryker Instrument's Pain Pump, 12K Shaver system, and the "Big Wheel" stretcher. Selling, general and administrative expenses increased 135% in the first quarter of 1999 and represented 38.7% of sales compared to 34.0% in the same period of 1998. The increase in selling, general and administrative expenses is primarily the result of the acquisition of Howmedica and the increase as a percent of sales reflects the higher mix of orthopaedic implant sales, which cost more to sell than the Company's other products.

     The Company recognized a $19.7 million nonrecurring restructuring charge in operations in the first quarter of 1999. The charge relates to the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. Approximately $17.6 million of the charge is to cover severance-related costs and $2.1 million relates to costs associated with the discontinuation of the ophthalmology product line.

     Interest expense increased to $31.9 million in the first quarter from $0.9 million in 1998 due to the borrowing of approximately $1,500 million to fund the Howmedica acquisition. The increase in intangibles amortization to $8.5 from $1.3 million relates to the Howmedica acquisition. Other income declined to $0.3 million in the first quarter of 1999 from $4.1 million in 1998 due to lower interest income and foreign currency transaction losses compared to foreign currency gains in 1998.

     The effective tax rate decreased to 34.0% in the first quarter of 1999 compared to 35.0% in the same period of 1998. The decrease in the income tax rate is due to a more favorable mix of operating results among tax jurisdictions. The net loss for the first quarter of 1999 was $20.8 million compared to net earnings of $36.0 million in 1998. Excluding the impact of the nonrecurring charges, net earnings for the quarter would have been $33.5 million, a decrease of 7% from net earnings of $36.0 million ($.37 per share) in the first quarter of 1998 and basic and diluted net earnings per share declined 5% to $.35 and 8% to $.34, respectively.


Liquidity and Capital Resources
-------------------------------

     The Company's liquidity and financial position has remained stable since December 31, 1998. Working capital at March 31, 1999 increased $28.5 million to $640.9 million from $612.4 million at December 31, 1998. The working capital increase is due to current liabilities decreasing faster, particularly accounts payable and other accrued expenses, than current assets. Accounts receivable days sales outstanding at the end of the first quarter increased four days to 74 days from 70 days at December 31, 1998. The higher days sales outstanding at March 31, 1999 is the result of the higher mix of international sales, which typically have longer accounts receivable terms. Days sales in inventory increased to 174 days at March 31, 1999 from 157 days at December 31, 1998. Inventory days are higher because of the greater mix of implant sales, which have higher inventory requirements.

     The Company used cash of $18.9 million in operations in the first three months of 1999, compared to generating cash of $12.3 million in 1998. The use of cash in the first quarter of 1999 is the result of the payment of certain acquisition-related costs, such as severance costs, distributor termination payments and transaction costs and due to the increase in accounts receivable and decrease in accounts payables and other accrued expenses. In 1999 the Company used cash of $11.6 million to pay 1998 dividends, $9.2 million for capital expenditures and $2.0 million for business acquisitions. In addition, the Company borrowed an additional $51.9 million under the existing credit facilities to fund cash flow needs in the first quarter and made repayments of $24.7 million during the quarter. The Company repaid an additional $25.0 million of the outstanding credit facilities in April 1999.

     The Company had $114.0 million in cash and marketable securities at March 31, 1999. The Company also had outstanding long-term debt totaling $1,511.6 million at the end of the first quarter of 1999. Current maturities of long-term debt at March 31, 1999 are $32.8 million and will increase to $89.0 million in 2000 and $130.2 million in 2001. The Company believes its cash and marketable securities on-hand as well as anticipated cash flows from operations will be sufficient to fund future operating capital requirements, payment to Pfizer Inc. of a working capital adjustment to the purchase price of the Howmedica acquisition and required debt repayments. Should additional funds be required, the Company has $174.8 million of additional borrowing capacity available under the $1,650.0 million credit facilities at April 30, 1999.


Other Matters
-------------

     The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies. In the first quarter of 1999, the weakening of foreign currencies reduced the value of these investments in net assets by $44.0 million. The loss is deferred and is recorded as a separate component of stockholder's equity.

Year 2000

     The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

     The Company is preparing for the Year 2000 (Y2K) so that its computer and other systems will function properly with respect to dates in the year 2000 and beyond. The scope of the Company's Y2K response includes replacement or upgrades of information technology, such as software or hardware, as well as non-information-technology systems that may include embedded chips, such as micro-controllers contained in manufacturing equipment and in Company products. The Company has already upgraded the hardware and software at many divisions. Major hardware and software upgrades are in process at Howmedica Osteonics, Physiotherapy Associates and at several manufacturing and distribution locations within Europe. The Company's largest ongoing project is at Howmedica Osteonics, where separate noncompliant manufacturing and distribution systems are being upgraded or replaced with integrated systems that are Y2K compliant. The Company has or will contact key third parties, such as suppliers, customers and financial institutions in an effort to assure no interruption of its business relationships occur due to Y2K compliance issues. However, if the needed conversions or modifications to computer or other systems are not made, or are not completed timely, the Y2K issue could have a material impact on the operations of the Company.

     The Company expects that it will be Y2K compliant by September 1999. Substantially all of the Company's products that contain embedded chips are now believed to be Y2K compliant. The Company will continue testing and documentation efforts throughout 1999 and will formulate and finalize any contingency plans needed during that time. These contingency plans will address worst-case scenarios if needed conversions or modifications are not made to certain key systems as well as worst-case scenarios for key third party relationships affected by Y2K. The total estimated incremental cost for the

Y2K project is approximately $5.1 million, of which $3.1 million had been spent through March 31, 1999. All costs will be expensed as incurred and will be funded through operating cash flows.

     The costs and timing of the Y2K project are based on management's best estimates, which were derived utilizing assumptions regarding future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer codes and similar uncertainties.

Forward-Looking Statements

     The information contained in this report includes forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties. Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: changes in economic conditions that adversely affect the level of demand for the Company's products, changes in foreign exchange markets, changes in financial markets, changes in the competitive environment, and the factors referred to above regarding Y2K issues. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (c) At the Annual Meeting of Stockholders held on April 28, 1999, the stockholders elected seven directors to serve until the next Annual Meeting of Stockholders. The voting results for each nominee were as follows:

                                                        Shares
                                              ---------------------------
                        Name                     For             Withheld
             -------------------------        ----------         --------
             John W. Brown                    88,561,306          380,157
             Howard E. Cox, Jr.               88,575,525          365,938
             Donald M. Engelman, Ph.D.        88,571,480          369,983
             Jerome H. Grossman, M.D.         88,573,930          367,533
             John S. Lillard                  88,553,382          388,081
             William U. Parfet                88,519,770          421,693
             Ronda E. Stryker                 88,539,648          401,815

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


                                    STRYKER CORPORATION
                                    (Registrant)


May 12, 1999                        /s/ JOHN W. BROWN
-----------------                   -----------------------------------------
Date                                John W. Brown, Chairman, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


May 12, 1999                        /s/ DAVID J. SIMPSON
-----------------                   -----------------------------------------
Date                                David J. Simpson, Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial Officer)