Form 10-Q
period 1999-06-30
STRYKER CORP
filed 1999-07-28
CIK 310764

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                            June 30, 1999


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

         96,924,776 shares of Common Stock, $.10 par value, as of July 23, 1999.

                         PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                      STRYKER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(Amounts in millions, except per share amounts)

                                                                  June 30         December 31
                                                                   1999              1998
                                                                -----------       -----------
ASSETS
   Current assets
       Cash and cash equivalents                                  $   68.2         $  124.9
       Marketable debt securities                                     11.4             17.3
       Accounts receivable, less allowance
           of $19.0 (1998 - $21.6)                                   455.8            425.6
       Inventories (A)                                               473.5            591.0
       Deferred income taxes                                         148.1            139.1
       Prepaid expenses and other current assets                      41.7             51.0
                                                                 ---------        ---------
   Total current assets                                            1,198.7          1,348.9
   Property, plant and equipment, less allowance
       for depreciation of $194.5 (1998 - $167.7)                    386.8            429.5
   Other assets
       Goodwill, less accumulated amortization of
         $17.7  (1998 - $8.7)                                        462.1            475.5
       Other intangibles, less accumulated amortization
       of $22.2    (1998 - $15.6)                                    400.3            422.5
       Deferred charges, less accumulated amortization
         of $78.1 (1998 - $52.2)                                     110.1            131.8
       Other                                                          97.7             77.7
                                                                 ---------        ---------
TOTAL ASSETS                                                      $2,655.7         $2,885.9
                                                                 =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
       Accounts payable                                           $   98.7         $  162.4
       Accrued compensation                                           85.7             89.7
       Acquisition-related reorganization reserves
           and liabilities                                           188.2            206.9
       Income taxes                                                   37.1             49.1
       Accrued expenses and other liabilities                        159.2            176.4
       Current maturities of long-term debt                           50.2             15.0
                                                                 ---------        ---------
   Total current liabilities                                         619.1            699.5
   Long term debt, excluding current maturities                    1,400.3          1,488.0
   Other liabilities                                                  53.5             46.3
   Stockholders' equity
       Common stock, $.10 par value:
           Authorized - 150.0 shares
           Outstanding - 96.9 shares (1998 - 96.5)                     9.7              9.7
       Additional paid-in capital                                     25.2             10.5
       Retained earnings                                             616.4            640.9
       Accumulated other comprehensive loss                          (68.5)            (9.0)
                                                                 ---------        ---------
   Total stockholders' equity                                        582.8            652.1
                                                                 ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $2,655.7         $2,885.9
                                                                 =========        =========


(A) Inventories include a step-up of $83.0 million as of June 30, 1999 and $213.1 million as of December 31, 1998 to fair value in connection with the acquisition of Howmedica.

See accompanying notes to condensed consolidated financial statements.

                      STRYKER CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


(Amounts in millions, except per share amounts)

                                                          Three Months Ended             Six Months Ended
                                                               June 30                       June 30
                                                         1999          1998            1999            1998
                                                       -------       -------         --------         ------
Net sales                                               $523.3       $ 267.3         $1,045.7         $520.9
Cost of sales (A)                                        263.1         110.8            529.7          211.6
                                                        ------       -------         --------         ------
Gross profit                                             260.2         156.5            516.0          309.3

Research, development and engineering                     26.3          15.5             51.5           28.5
Selling, general and administrative                      201.6          88.7            403.9          175.0
Restructuring charge                                                                     19.7
                                                        ------       -------         --------         ------
                                                         227.9         104.2            475.1          203.5
Other expense (income)
 Interest expense                                         32.0            .9             63.9            1.8
 Intangibles amortization                                  8.5           1.3             17.0            2.6
 Other income                                             (2.0)         (4.1)            (2.3)          (8.2)
                                                        ------       -------         --------         ------
                                                          38.5          (1.9)            78.6            3.8
                                                        ------       -------         --------         ------
Earnings (loss) before income taxes                       (6.2)         54.2            (37.7)         109.6
Income taxes (credit)                                     (2.5)         18.9            (13.2)          38.3
                                                        ------       -------         --------         ------
Net earnings (loss)                                     $ (3.7)      $  35.3         $  (24.5)        $ 71.3
                                                        ======       =======         ========         ======
Net earnings (loss) per share of common stock:
 Basic                                                  $ (.04)      $   .37         $   (.25)        $  .74
                                                        ======       =======         ========         ======
 Diluted                                                $ (.04)      $   .36         $   (.25)        $  .73
                                                        ======       =======         ========         ======
Average outstanding shares for the period:
 Basic                                                    96.9          96.3             96.8           96.2
 Diluted                                                  99.3          98.2             99.1           98.1

(A) Includes $65.4 million for the three months ended June 30, 1999 and $127.9 million for the six months ended June 30, 1999, of additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition.

See accompanying notes to condensed consolidated financial statements.

                      STRYKER CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


(Amounts in millions, except per share amounts)

                                                                        Accumulated
                                           Additional                         Other
                                 Common       Paid-In      Retained   Comprehensive
                                  Stock       Capital      Earnings     Gain (Loss)          Total
                                -------    ----------      --------      ----------       --------
Balance at
 January 1, 1999                   $9.7         $10.5        $640.9           ($9.0)        $652.1

Comprehensive
 gain (loss):

 Net loss                                                     (24.5)                         (24.5)

 Net unrealized losses
  on securities                                                                (0.2)          (0.2)

Foreign currency
 translation
 adjustments                                                                  (59.3)         (59.3)
                                                                                          --------
Comprehensive loss for
 the six months
 ended June 30, 1999                                                                         (84.0)
                                                                                          --------
Common stock issued in
 business acquisition                             9.7                                          9.7

Sales of 0.2 shares of
 common stock under
 stock option and
 benefit plans,
 including $1.4
 income tax benefit                               5.0                                          5.0
                                -------    ----------      --------      ----------       --------
Balance at
 June 30, 1999                     $9.7         $25.2        $616.4          ($68.5)        $582.8
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

                      STRYKER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(Amounts in millions)

                                                              Six Months Ended
                                                                   June 30
                                                              1999        1998
                                                            --------    --------

OPERATING ACTIVITIES
 Net earnings (loss)                                         ($24.5)      $71.3
 Adjustments to reconcile net earnings (loss) to
  net cash provided by operating
   activities:
    Depreciation                                               34.2        13.2
    Amortization                                               45.4         9.0
    Sale of inventory stepped-up to fair value
     at acquisition                                           127.9
    Acquisition related and special charges,
     net of cash paid                                         (12.7)
    Other                                                       2.4        (0.8)
    Changes in operating assets and liabilities,
     net of effects of business acquisitions:
      Accounts receivable                                     (50.6)      (17.9)
      Inventories                                             (10.9)      (16.3)
      Deferred charges                                        (30.1)      (11.6)
      Accounts payable                                        (37.5)       (0.1)
      Accrued expenses                                        (16.0)      (13.0)
      Income taxes                                            (26.9)        0.7
      Other                                                    19.2        (7.0)
                                                            -------     -------
 Net cash provided by operating
  activities                                                   19.9        27.5

INVESTING AND FINANCING ACTIVITIES
 Purchases of property, plant and equipment                   (29.5)      (19.4)
 Sales (purchases) of marketable securities                     5.9       (74.4)
 Business acquisitions                                         (7.7)      (25.4)
 Proceeds from borrowings                                      65.0
 Payments on borrowings                                       (93.8)       (0.5)
 Dividends paid                                               (11.6)      (10.6)
 Proceeds from exercise of stock options                        5.0         5.2
 Other                                                         (8.3)       (0.4)
                                                            -------     -------
Net cash used in investing
 and financing activities                                     (75.0)     (125.5)
Effect of exchange rate changes on
 cash and cash equivalents                                     (1.6)       (0.7)
                                                            -------     -------
Decrease in cash and cash equivalents                        ($56.7)     ($98.7)
                                                            =======     =======


See accompanying notes to condensed consolidated financial statements.

                      STRYKER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                             (Amounts in millions)
                                  (Unaudited)


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

     Certain prior period amounts have been reclassified to conform with the presentation used in 1999.

     As of January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes rules for the reporting of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net earnings or shareholders' equity. Other comprehensive gain for the six months ended June 30, 1998 was $58.8 million.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the criteria to be treated as a hedge under the Statement will be included in earnings. If derivatives meet the hedge criteria, changes in the fair value of the derivatives will offset changes in the fair value of the items being hedged. The Statement is required to be adopted by the Company beginning in the first quarter of 2001. The Company has not determined what effect the Statement will have on the Company's future consolidated results of operations or financial position when adopted.

Note 2.  INVENTORIES

     Inventories are as follows:

                                           June 30        December 31
                                            1999             1998
                                          ---------       -----------
                Finished goods              $ 374.2           $ 488.9
                Work-in-process                56.5              49.8
                Raw material                   50.3              59.8
                                          ---------         ---------
                FIFO Cost                     481.0             598.5
                Less LIFO reserve               7.5               7.5
                                          ---------         ---------
                                            $ 473.5           $ 591.0
                                          =========         =========

     Inventories reflect a step-up of $83.0 million as of June 30, 1999 and $213.1 million as of December 31, 1998 to fair value in connection with the acquisition of Howmedica. This step-up is charged off as additional nonrecurring cost of sales as the acquired inventory is sold. Cost of sales for the periods ended June 30, 1999 were increased as a result of the step-up, reducing pre-tax earnings by $65.4 million ($41.7 million net of tax) for the three months ended June 30, 1999 and $127.9 million ($83.1 million net of tax) for the six months ended June 30, 1999.

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

     The Company recorded additional purchase liabilities of approximately $111.0 million in conjunction with the above acquisition, all of which were outstanding at December 31, 1998. As of June 30, 1999, approximately $60.0 million of the related purchase liabilities remained outstanding and none of the liabilities established have been reversed and taken into income.

Note 4.  BUSINESS ACQUISITION

     In January 1999, the Company acquired the remaining outstanding common stock of Matsumoto Medical Instruments, Inc., its Japanese distributor, thereby increasing its direct ownership to 100% (83% at December 31, 1998) for cash of $1.0 million and 180,605 shares of Stryker Common stock ($9.7 million value).

     In April 1999, the Company acquired the Japanese distributor of Leibinger products for approximately $2.7 million. The entire purchase price was allocated to tangible assets acquired.

     During the first six months of 1999, the Company's subsidiary,

Physiotherapy Associates, Inc., purchased certain physical therapy clinic operations at an aggregate cost of $1.2 million.

     All of the above acquisitions were accounted for by the purchase method and pro forma consolidated results would not differ significantly from reported results.

Note 5.  RESTRUCTURING CHARGE

     In the first quarter of 1999, the Company recognized a $19.7 million nonrecurring restructuring charge in operations. The charge relates to the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. Approximately $17.6 million of the charge is to cover severance-related costs for terminated employees and $2.1 million relates to costs associated with the discontinuance of the ophthalmology product line. Net sales of ophthalmology products were $5.3 million for the six months ended June 30, 1999 and $11.8 million for all of 1998. As of June 30, 1999, $10.8 million of the Japan restructuring charge remained and was included in acquisition-related reorganization reserves and liabilities.

     The Company had outstanding approximately $46.0 million of acquisition related liabilities at December 31, 1998. As of June 30, 1999 approximately $32.0 million of the acquisition related liabilities remained outstanding and none of the liabilities established have been reversed and taken into income.

Note 6. SEGMENT INFORMATION

     Effective in the fourth quarter of 1998, the Company adopted FASB Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial reports.

     The Company segregates its operations into two reportable segments:
Orthopaedic Implants and Medical and Surgical Equipment. The Orthopaedic Implants segment sells orthopaedic reconstructive products such as hip, knee, shoulder and spinal implants, and trauma related products. The Medical and Surgical Equipment segment sells powered surgical instruments, endoscopic systems, medical video imaging equipment, patient care, and handling systems. Other includes Physical Therapy Services and corporate administration, interest expense and interest income. Physical Therapy Services, which was reported as a separate segment in 1998, no longer meets the separate disclosure requirements of FASB Statement No. 131.

     The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.

     Sales and net profit (loss) by business segment follows:

                                                                                 Medical and
                                                         Orthopaedic               Surgical
                                                          Implants                Equipment              Other             Total
                                                         -----------             -----------             -----             -----

Three Months Ended June 30, 1999
---------------------------------
Net sales                                                   $308.0                 $182.5               $ 32.8           $  523.3

Segment net profit (loss) before special charges              35.4                   22.6                (20.0)              38.0

Segment net profit (loss) after special charges               (1.3)                  17.6                (20.0)              (3.7)



Three Months Ended June 30, 1998
---------------------------------

Net sales                                                   $ 97.9                 $140.8               $ 28.6           $  267.3

Segment net profit                                            19.1                   15.0                  1.2               35.3



Six Months Ended June 30, 1999
---------------------------------

Net sales                                                   $623.1                 $359.1               $ 63.5           $1,045.7

Segment net profit (loss) before special charges              70.0                   40.8                (39.4)              71.4

Segment net profit (loss) after special charges               (9.3)                  24.2                (39.4)             (24.5)



Six Months Ended June 30, 1998
---------------------------------

Net sales                                                   $192.5                 $273.5               $ 54.9           $  520.9

Segment net profit                                            36.2                   33.0                  2.1               71.3


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations
---------------------

    The table below sets forth domestic/international and product line sales information (in millions):

                                                  Three Months Ended
                                                        June 30

                                                                                    Pro               % Change
                                                                                   Forma                    99/Pro
                                                 1999             1998            1998 (1)       99/98     Forma 98
                                               -------          -------           -------        -----     --------
Domestic/international sales
  Domestic                                      $300.9           $179.6            $277.0           68            9
  International                                  222.4             87.7             198.4          154           12
                                               -------          -------           -------
Total net sales                                 $523.3           $267.3            $475.4           96           10
                                               =======          =======           =======
Product line sales
  Orthopaedic Implants                          $308.0           $ 97.9            $279.6          215           10
  MedSurg Equipment                              182.5            140.8             167.2           30            9
  Physical Therapy Services                       32.8             28.6              28.6           15           15
                                               -------          -------           -------
Total net sales                                 $523.3           $267.3            $475.4           96           10
                                               =======          =======           =======

                                                 Six Months Ended
                                                      June 30


                                                                                  Pro              % Change
                                                                                 Forma                 99/Pro
                                               1999            1998             1998 (1)       99/98  Forma 98
                                             --------        --------           -------        -----  --------
Domestic/international sales
  Domestic                                   $  603.4          $350.8            $546.4           72        10
  International                                 442.3           170.1             391.7          160        13
                                             --------         -------           -------
Total net sales                              $1,045.7          $520.9            $938.1          101        11
                                             ========         =======           =======
Product line sales
  Orthopaedic Implants                         $623.1          $192.5            $560.7          224        11
  MedSurg Equipment                             359.1           273.5             322.5           31        11
  Physical Therapy Services                      63.5            54.9              54.9           16        16
                                             --------         -------           -------
Total net sales                              $1,045.7          $520.9            $938.1          101        11
                                             ========         =======           =======

(1) The pro forma sales information includes Howmedica's sales for a comparable period but does not necessarily reflect the consolidated sales that would have occurred had Stryker and Howmedica operated as a combined entity during that period.


    Stryker Corporation's net sales increased 101% in the first six months of 1999 to $1,045.7 million from $520.9 million in 1998. Net sales increased $449.8 million, or 86%, as a result of the Howmedica acquisition. Net sales also grew by 10% as a result of increased unit volume; 3% as a result of other acquired businesses; 1% due to changes in foreign currency exchange rates, and 1% related to higher selling prices from the conversion of distributors to direct sales. For the second quarter, net sales increased 96% when compared to the second quarter of 1998. Net sales increased $222.8 million, or 83%, as a result of the Howmedica acquisition; 8% due to increased unit volume; 3% due to other acquired businesses; 1% due to changes in foreign currency exchange rates, and 1% due to higher selling prices from the conversion of distributors to direct sales.

    Net sales on a pro forma basis increased 11% in the first six months of 1999 compared to 1998. Increased unit volume generated an 8% sales increase. Net sales also increased 1% from business acquisitions; 1% from the conversion of certain portions of the Company's distribution network to direct sales, and 1% from favorable foreign currency comparisons. In the second quarter of 1999 pro forma net sales increased 10% when compared to the second quarter of 1998. Increased unit volume generated a 7% sales increase. Net sales also increased 2% from business acquisitions and 1% from the conversion of certain portions of the Company's distribution network to direct sales.

         The Company's domestic sales increased 68% (9% on a pro forma basis) in the second quarter and 72% (10% on a pro forma basis) in the first half of 1999 compared to 1998. The domestic sales increase is a result of the Howmedica acquisition and from higher shipments of orthopaedic implants, powered surgical instruments, endoscopic equipment, hospital beds and stretchers and increased revenue from physical therapy services. Howmedica's U.S. sales for the second quarter and the first half of 1999 were $99.1 million and $203.2 million, respectively, representing increases of 2% and 4% over the same periods as last year. International sales increased 154% (12% on a pro forma basis) in the second quarter and 160% (13% on a pro forma basis) in the first half of 1999 as a result of the Howmedica acquisition and higher shipments of Stryker products. Howmedica's international sales were $123.7 million for the second quarter and $246.6 million for the first half of 1999, representing increases of 12% and 11%, respectively, over its sales for the same periods last year. Foreign currency comparisons were favorable in the second quarter adding $2.6 million ($2.5 million on a pro forma basis), or 3% (1% on a pro forma basis), to the dollar value of international sales. For the first half of 1999, foreign currency was also favorable adding $6.3 million ($9.5 million on a pro forma basis), or 4% (2% on a pro forma basis), to the dollar value of international sales.

         Worldwide sales of Orthopaedic Implants were $308.0 million for the second quarter and $623.1 million for the first half of 1999 representing increases of 215% and 224%, respectively, (10% and 11%, respectively, on a pro forma basis) as a result of the Howmedica acquisition and higher shipments of reconstructive, trauma and spinal implants. Stryker's Osteonics and Dimso implants increased 13% in the second quarter and 15% in the first half of 1999, while Howmedica's implant lines increased 8% in the second quarter and 9% in the first half of 1999. Worldwide sales of MedSurg Equipment were $182.5 million for the second quarter and $359.1 million for the first half of 1999 representing increases of 30% and 31%, respectively, (9% and 11% on a pro forma basis) based on higher shipments of powered surgical instruments, endoscopic systems and hospital beds and stretchers along with the Leibinger craniomaxillofacial products and other lines acquired with Howmedica. The Stryker lines increased 11% in the second quarter and 14% in the first half of 1999 and the Howmedica lines were down 3% compared to the prior year for both periods. Physical Therapy Services revenue increased 15% in the second quarter and 16% in the first half of 1999 as a result of new physical therapy centers and acquisitions.

         Cost of sales in the first six months of 1999 represented 50.7% of sales compared to 40.6% in the same period of 1998. In the second quarter, the cost of sales percentage increased to 50.3% from 41.5% in the second quarter of 1998. The higher cost of sales percentages in 1999 resulted from $127.9 million in the first half of 1999 and $65.4 million in the second quarter of additional nonrecurring cost of sales for inventory sold in 1999 that was stepped-up to fair value in connection with the acquisition of Howmedica. Excluding the nonrecurring cost of sales charges of $127.9 million and $65.4 million, cost of sales as a percent of sales would have declined to 38.4% in the first half of 1999 and 37.8% in the second quarter from 40.6% in the first half of 1998 and 41.5% in the second quarter of 1998. The decline for both periods is primarily the result of a higher mix of orthopaedic implant sales as a result of the acquisition of Howmedica. Research, development and engineering expense increased 81% for the first six months of 1999, and represented 4.9% of sales in 1999 compared to 5.5% in the same period of 1998.

In the second quarter, these expenses increased 70%, and were 5.0% of sales in 1999 compared to 5.8% in 1998. The increase in research, development and engineering spending in 1999 results from the acquisition of Howmedica and from the November 1998 purchase of the manufacturing rights and facilities for OP-1 from Creative BioMolecules, Inc. New product introductions in the first half of 1999 include Crossfire Highly Crosslinked Polyethylene for implants, the SecureFit Plus hip restoration system, Stryker Instrument's Pain Pump, 12K Shaver system, 888 3-Chip digital camera and the "Big Wheel" stretcher. Selling, general, and administrative expenses increased 131% in the first six months and 127% in the second quarter of 1999 compared to the same periods of 1998. These costs increased to 38.6% of sales in the first six months of 1999 compared to 33.6% of sales in the same period of 1998. In the second quarter, selling, general and administrative costs represented 38.5% of sales compared to 33.2% in the same period of 1998. The increase in selling, general and administrative expenses for both periods is primarily the result of the acquisition of Howmedica and the increase as a percent of sales reflects the higher mix of orthopaedic implant sales, which cost more to sell than the Company's other products.

         The Company recognized a $19.7 million nonrecurring restructuring charge in operations in the first quarter of 1999. The charge relates to the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. Approximately $17.6 million of the charge was to cover severance-related costs and $2.1 million relates to costs associated with the discontinuation of the ophthalmology product line.

         Interest expense increased to $63.9 million in the first half of 1999 from $1.8 million in 1998 and increased to $32.0 million in the second quarter of 1999 from $0.9 million in the prior year due to the borrowing of approximately $1,500.0 million to fund the Howmedica acquisition. The increase in intangibles amortization to $17.0 million from $2.6 million in the first six months of 1999 and to $8.5 million in the second quarter of 1999 from $1.3 million in 1998 relates to the Howmedica acquisition. Other income declined to $2.3 million in the first half of 1999 from $8.2 million in 1998 and declined to $2.0 million in the second quarter of 1999 from $4.1 million in 1998 due to lower interest income.

         The effective tax rate for the first six months of 1999 and 1998 was 35%. The effective rate in the second quarter increased to 40.3% from 34.9% in 1998 in order to adjust the 1999 first half effective rate to 35% from the 34% used in the first quarter of 1999. The increase in the rate from the first quarter of 1999 to the second quarter is due to the mix of operating results among tax jurisdictions. The net loss for the first half of 1999 was $24.5 million (basic and diluted earnings per share of $0.25) compared to net earnings of $71.3 million in 1998. The net loss for the second quarter of 1999 was $3.7 million (basic and diluted earnings per share of $.04) compared to net earnings of $35.3 million in 1998. Excluding the non recurring charges, net earnings for the first six months increased to $71.4 million from $71.3 million in 1998, basic earnings per share of $.74 was the same as the prior year and diluted earnings per share decreased 1% to $.72. For the second quarter net earnings excluding non recurring charges increased 8% to $38.0 million from $35.3 million in 1998, basic earnings per share increased 5% to $.39 and diluted earnings per share increased 6% to $.38, respectively.

         The completion dates of the two significant acquired in-process research projects, which were in development by Howmedica at the time of the acquisition are progressing according to plan. The estimated future revenues associated with the spinal project have not changed, however, the estimated future revenues of the polyethylene project will be delayed from what was originally estimated. The delay has been caused by the expected leveraging of the technology acquired from Howmedica with the technology existing in the Company. The integration of the two technologies is expected to be complete in the second half of 2000.




Liquidity and Capital Resources
-------------------------------

         The Company's liquidity and financial position has remained stable since December 31, 1998. Working capital at June 30, 1999 decreased $69.7 million to $579.6 million from $649.4 million at December 31, 1998. The working capital decrease is due to the use of cash to reduce total outstanding debt by $52.5 million. Accounts receivable days sales outstanding at the end of the second quarter of 1999 increased eight days to 78 days from 70 days at December 31, 1998. The higher days sales outstanding at June 30, 1999 is the result of the higher mix of international sales, which typically have longer accounts receivable terms. Days sales in inventory, net of purchase accounting step-up, increased to 181 days at June 30, 1999 from 157 days at December 31, 1998. Inventory days are higher because of the greater mix of implant sales, which have higher inventory requirements.

         The Company generated cash of $19.9 million in operations in the first six months of 1999, compared to $27.5 million in 1998. The generation of cash in the first six months of 1999 is the result of strong cash earnings (net loss plus non-cash adjustments) partially offset by the increase in accounts receivable and the decrease in accounts payable, income taxes and other accrued expenses. In 1999 the Company used cash of $29.5 million for capital expenditures, $11.6 million to pay dividends and $7.7 million for business acquisitions. In addition, the Company borrowed an additional $65.0 million under the existing credit facilities to fund cash flow needs in the first six months and made repayments against the credit facilities of $93.8 million during the first half.

         On June 4, 1999 the Company's $1,650.0 million credit facility was amended to lower the net borrowing cost by an average of 50 basis points, or approximately $7.0 million per year on current borrowings.

         The Company had $79.6 million in cash and marketable securities at June 30, 1999. The Company also had outstanding long-term debt totaling $1,450.5 million at the end of the first half of 1999. Current maturities of long-term debt at June 30, 1999 are $50.2 million and will increase to $89.0 million in 2000 and $130.2 million in 2001. The Company believes its cash and marketable securities on-hand as well as anticipated cash flows from operations will be sufficient to fund future operating capital requirements, payment of a working capital adjustment to the purchase price of the Howmedica acquisition and required debt repayments. Should additional funds be required, the Company has $204.9 million of additional borrowing capacity available under the $1,650.0 million credit facilities at June 30, 1999.


Other Matters
-------------

         The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies. In the first half of 1999, the weakening of foreign currencies reduced the value of these investments in net assets by $59.3 million. The loss is deferred and is recorded as a separate component of stockholder's equity.

Year 2000

         The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

         The Company is preparing for the Year 2000 (Y2K) so that its computer and other systems will function properly with respect to dates in the year 2000 and beyond. The scope of the Company's Y2K response includes replacement or upgrades of information technology, such as software or hardware, as well as non-information-technology systems that may include embedded chips, such as micro-controllers contained in manufacturing equipment and in Company products. The Company has already upgraded the hardware and software at many divisions. Major hardware and software upgrades are in process at Howmedica Osteonics, Physiotherapy Associates and at several international manufacturing and distribution locations. The Company's largest ongoing project is at Howmedica Osteonics, where separate noncompliant manufacturing and distribution systems are being upgraded or replaced with integrated systems that are Y2K compliant. The Company has or will contact key third parties, such as suppliers, customers and financial institutions in an effort to assure no interruption of its business relationships occur due to Y2K compliance issues. However, if the needed conversions or modifications to computer or other systems are not made, or are not completed timely, the Y2K issue could have a material impact on the operations of the Company.

         The Company expects that most of its subsidiaries and divisions will have completed necessary upgrades to be Y2K compliant by September 30, 1999, with two smaller international locations expecting to be Y2K compliant by October 31, 1999. All of the Company's products that contain embedded chips are now believed to be Y2K compliant. The Company will continue testing and documentation efforts throughout 1999 and will formulate and finalize any contingency plans needed during that time. These contingency plans will address worst-case scenarios if needed conversions or modifications are not made to certain key systems as well as worst-case scenarios for key third party relationships affected by Y2K. The total estimated incremental cost for the Y2K project is approximately $6.2 million, of which $4.0 million had been spent through June 30, 1999. All costs will be expensed as incurred and will be funded through operating cash flows.

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

              (a) Exhibits

                     The exhibits listed below are submitted as a separate section of this report following the signature page:

                           Exhibit 11 -  Statement Re: Computation of Earnings
                                         per Share of Common Stock

                           Exhibit 27 -  Financial Data Schedule (included in
                                         EDGAR filing only)

               (b) Reports on Form 8-K

                      Reports on Form 8-K filed during the second quarter of 1999 through the date of this report.

                           Form 8-K dated June 14, 1999
                                Item 7.  Financial Statements and Exhibits-
                                         Amendment to Credit and Guaranty
                                         Agreement related to the Howmedica
                                         acquisition.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     STRYKER CORPORATION
                                     (Registrant)


July 27, 1999                        /s/ JOHN W. BROWN
-----------------                    -----------------------------------------
Date                                 John W. Brown, Chairman, President
                                     and Chief Executive Officer
                                     (Principal Executive Officer)


July 27, 1999                        /s/ DAVID J. SIMPSON
-----------------                    -----------------------------------------
Date                                 David J. Simpson, Vice President,
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Officer)