Form 10-Q
period 1999-09-30
STRYKER CORP
filed 1999-11-15
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

Commission file number: 0-9165

___________________________

STRYKER CORPORATION

(Exact name of registrant as specified in its charter)

Michigan	38-1239739
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 4085, Kalamazoo, Michigan	49003-4085
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (616) 385-2600

___________________________

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

96,979,532 shares of Common Stock, $.10 par value, as of November 12, 1999.

PART I. - FINANCIAL INFORMATION

Item I. Financial Statements

STRYKER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in millions, except per share amounts)

(Unaudited)
	September 30	December 31
	1999	1998
ASSETS
Current assets
Cash and cash equivalents	$91.1	$124.9
Marketable debt securities	11.4	17.3
Accounts receivable, less allowance of $20.6 million ($1998 - $21.6)	447.5	425.6
Inventories (A)	430.9	591.0
Deferred income taxes	170.8	139.1
Prepaid expenses and other current assets	41.9	51.0
Total current assets	1,193.6	1,348.9
Property, plant and equipment, less allowance for depreciation of $213.5 (1998 - $167.7)	397.2	429.5
Other assets
Goodwill, less accumulated amortization of $18.9 (1998 - $8.7)	490.2	475.5
Other intangibles, less accumulated amortization of $29.9 (1998 - $15.6)	399.4	422.5
Deferred charges, less accumulated amortization of $93.2 (1998 - $52.2)	115.5	131.8
Other	106.3	77.7
TOTAL ASSETS	$2,702.2	$2,885.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$117.8	$162.4
Accrued compensation	104.0	89.7
Acquisition-related reorganization reserves and liabilities	181.3	206.9
Income taxes	40.3	49.1
Accrued expenses and other liabilities	154.7	176.4
Current maturities of long-term debt	76.4	15.0
Total current liabilities	674.5	699.5
Long-term debt, excluding current maturities	1,347.6	1,488.0
Other liabilities	54.5	46.3
Stockholders' equity
Common stock, $.10 par value:
Authorized - 150.0 shares
Outstanding - 96.9 shares (1998 - 96.5)	9.7	9.7
Additional paid-in capital	25.7	10.5
Retained earnings	616.5	640.9
Accumulated other comprehensive loss	(26.3)	(9.0)
Total stockholders' equity	625.6	652.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,702.2	$2,885.9

  Inventories include a step-up of $25.8 million as of September 30, 1999 and $213.1 million as of December 31, 1998 to fair value in connection with the acquisition of Howmedica.

See accompanying Notes to Condensed Consolidated Financial Statements.

Stryker Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Amounts in millions, except per share amounts)

(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	1999	1998	1999	1998
Net sales	$498.9	$261.0	$1,544.6	$781.9
Cost of sales (A)	243.0	111.2	772.7	322.8
Gross profit	255.9	149.8	771.9	459.1

Research, development and engineering	26.9	12.9	78.4	41.4
Selling, general and administrative	191.1	86.5	595.0	261.5
Restructuring charge			19.7
	218.0	99.4	693.1	302.9

Other expense (income):
Interest expense	29.4	0.6	93.3	2.4
Intangibles amortization	8.4	1.3	25.4	3.9
Other income	(0.1)	(5.0)	(2.4)	(13.2)
	37.7	3.1)	116.3	(6.9)
Earnings (loss) before income taxes	0.2	53.5	(37.5)	163.1
Income taxes (credit)	0.1	18.8	(13.1)	57.1
Net earnings (loss)	$0.1	$34.7	($24.4)	$106.0

Net earnings (loss) per share of
common stock:
Basic	$0.00	$0.36	($0.25)	$1.10
Diluted	$0.00	$0.35	($0.25)	$1.08

Average outstanding shares for the period:
Basic	96.9	96.4	96.9	96.3
Diluted	99.4	98.0	99.2	98.0

  Includes $57.3 million for the three months ended September 30, 1999 and $185.2 million for the nine months ended September 30, 1999, of additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition.

See accompanying Notes to Condensed Consolidated Financial Statements.

Stryker Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(Amounts in millions, except per share amounts)

(Unaudited)
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 1999	$9.7	$10.5	$640.9	($9.0)	$652.1

Comprehensive gain (loss):
Net loss			(24.4)		(24.4)
Net unrealized losses on securities				(0.2)	(0.2)
Foreign currency translation adjustments				(17.1)	(17.1)
Comprehensive loss for the nine
months ended September 30, 1999					(41.7)

Common stock issued in business acquisition		9.7			9.7

Sales of 0.2 shares of common stock under stock option
and benefit plans, including $1.7 income tax benefit		5.5			5.5
Balances at September 30, 1999	$9.7	$25.7	$616.5	($26.3)	$625.6

See accompanying Notes to Condensed Consolidated Financial Statements.

In 1998 the Company declared a cash dividend of twelve cents per share to shareholders of record on December 31, 1998, payable on January 30, 1999. No cash dividends have been declared during 1999.

Stryker Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

(Unaudited)
	Nine Months Ended
	September 30
	1999	1998
OPERATING ACTIVITIES
Net earnings (loss)	($24.4)	$106.0
Adjustments to reconcile net earnings (loss)
to net cash provided by operating activities:
Depreciation	49.8	20.1
Amortization	68.6	14.4
Sales of inventory stepped-up to fair value at acquisition	185.2
Restructuring charge	19.7
Payments of restructuring and acquisition-related liabilities	(20.6)
Other	3.9	(1.4)
Changes in operating assets and liabilities,
net of effects of business acquisitions:
Accounts receivable	(36.1)	(14.0)
Inventories	(11.7)	(18.5)
Deferred charges	(45.4)	(15.5)
Accounts payable	(21.2)	(5.1)
Payments of acquisition purchase liabilities	(67.8)
Accrued expenses	12.8	(9.1)
Income taxes	(41.0)	4.9
Other	31.7	(5.6)
Net cash provided by operating activities	103.5	76.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(44.2)	(35.8)
Purchases of marketable securities	(2.5)	(219.8)
Sales and maturities of marketable securities	8.4	281.1
Business acquisitions, net of cash acquired	(12.6)	(27.2)
Net cash used in investing activities	(50.9)	(1.7)

FINANCING ACTIVITIES
Proceeds from borrowings	72.0
Payments on borrowings	(144.8)	(1.3)
Dividends paid	(11.6)	(10.6)
Proceeds from exercise of stock options	5.5	6.9
Other	(3.8)	0.6
Net cash used in financing activities	(82.7)	(4.4)
Effect of exchange rate changes on cash and cash equivalents	(3.7)	(1.1)
Increase (decrease) in cash and cash equivalents	($33.8)	$69.0

See accompanying Notes to Condensed Consolidated Financial Statements.

Stryker Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 1999

(Amounts in Millions, Except Share and Per Share Amounts)

(Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash fl

Certain prior period amounts have been reclassified to conform with the presentation used in 1999.

As of January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes rules for the reporting of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net earnings or stockholders' equity. Other comprehensive gain for the nine months ended September 30, 1998 was $104.5 million.

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

Note 2. INVENTORIES

Inventories are summarized as follows:

	September 30	December 31
	1999	1998
Finished goods	$325.7	$488.9
Work-in-process	60.3	49.8
Raw material	52.4	59.8
FIFO Cost	438.4	598.5
Less LIFO reserve	7.5	7.5
	$430.9	$591.0

Inventories reflect a step-up of $25.8 million as of September 30, 1999 and $213.1 million as of December 31, 1998 to fair value in connection with the acquisition of Howmedica. This step-up is charged off as additional nonrecurring cost of sales as the acquired inventory is sold. Cost of sales for the periods ended September 30, 1999 were increased as a result of the step-up, reducing pre-tax earnings by $57.3 million ($37.3 million net of tax) for the three months ended September 30, 1999 and $18

Note 3. HOWMEDICA ACQUISITION

On December 4, 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc., for $1,650.0 million in cash. Howmedica develops, manufactures and markets a wide range of specialty medical products utilized in the treatment of musculoskeletal disorders. Howmedica products include hip and knee implants for primary and revision surgery, bone cement, trauma systems used in bone repair, craniomaxillofacial fixation devices and specialty surgical equipment used in neurosurgery. The acquisitio

Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and Howmedica. In conjunction with the integration plan, the Company recorded additional purchase liabilities of approximately $111.2 million at December 4, 1998. The Company also incurred certain costs and charges related to the acquisition that were charged to operations during the fourth quarter of 1998, including $52.7 million related to the reorganization of Stryke

The additional purchase liabilities recorded at the date of acquisition reflect estimated liabilities relating to anticipated integration activities and are being adjusted as the restructuring is implemented during 1999. The increases or decreases in these additional purchase liabilities result in corresponding changes to goodwill associated with the acquisition of Howmedica.

The additional purchase liabilities include liabilities for severance and related costs for Howmedica employees, for the cost to convert Howmedica's distribution network to direct sales and for the cost associated with Howmedica facility closures and contractual obligations. The severance and related costs are provided for planned workforce reductions covering approximately 1,300 Howmedica employees in the areas of general management, marketing, research and development, general administration and produ warehousing and distribution for Howmedica's craniomaxillofacial business in the United States and leased facilities supporting administration, marketing, research and development and a portion of the United States warehousing and distribution for Howmedica's orthopaedic implant business. The contractual obligations represent noncancelable commitments for third party research and development related to projects which were not continued after the acquisition and purchase commitments for inventory related to

Many of the activities for which additional purchase liabilities are recorded have been completed during 1999. The conversion of Howmedica's distribution network to direct sales is complete. Planned workforce reductions covering approximately 900 Howmedica employees have been completed. The remaining workforce reductions are expected to be completed by the third quarter of 2000. Payments of distributor conversion obligations and severance and related costs are expected to be completed in the firs

The following table provides a quarterly rollforward from December 31, 1998 to September 30, 1999 of the additional purchase liabilities recorded in connection with the acquisition of Howmedica (in millions):

			Facility
	Severance		Closures &
	& Related	Distributor	Contractual
	Costs	Conversions	Obligations

Balances at December 31, 1998	$68.8	$27.8	$12.8
Additions	1.2
Payments	(15.3)	(6.9)
Foreign currency translation effects	(1.3)	(0.1)	(0.3)

Balances at March 31, 1999	53.4	20.8	12.5
Additions	0.2
Payments	(15.7)	(4.2)	(0.8)
Foreign currency translation effects	(0.2)		(0.1)

Balances at June 30, 1999	37.7	16.6	11.6
Additions	10.3		3.5
Payments	(16.3)	(7.3)	(1.3)
Foreign currency translation effects		0.1	0.4
Balances at September 30, 1999	$31.7	$9.4	$14.2

Note 4. BUSINESS ACQUISITIONS

In January 1999, the Company acquired the remaining outstanding common stock of Matsumoto Medical Instruments, Inc., its Japanese distributor, thereby increasing its direct ownership to 100% (83% at December 31, 1998) for cash of $1.0 million and 180,605 shares of Stryker common stock ($9.7 million value). The use of shares of Stryker common stock represents a non-cash investing activity which is not reflected in the Condensed Consolidated Statements of Cash Flows.

In April 1999, the Company acquired the Japanese distributor of Leibinger products for cash of approximately $2.7 million. The entire purchase price was allocated to tangible assets acquired.

During the first nine months of 1999, the Company's subsidiary, Physiotherapy Associates, Inc., purchased certain physical therapy clinic operations at an aggregate cash cost of $2.0 million.

All of the above acquisitions were accounted for by the purchase method and pro forma consolidated results would not differ significantly from reported results.

Note 5. RESTRUCTURING AND ACQUISITION-RELATED CHARGES

In the first quarter of 1999, the Company recognized a $19.7 million restructuring charge. The charge relates to the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. Approximately $17.6 million of the charge is to cover severance-related costs for approximately 130 terminated employees and $2.1 million relates to costs associated with the discontinuance of the ophthalmology p

As described in Note 3 to this report and in Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company incurred certain costs and charges related to the Howmedica acquisition that were charged to operations during the fourth quarter of 1998. Activities related to the conversion of Stryker distribution channels are expected to be completed in 2001. In addition, the Company has not utilized $2.7 million of reserves related to distributor reorganizations which we

The following table provides a quarterly rollforward from December 31, 1998 to September 30, 1999 of remaining liabilities associated with acquisition-related, restructuring and special pre-tax charges recorded by the Company in 1996 and 1998 (in millions):

	Distributor	Severance &	Discontinuance
	Conversions	Related Costs	of Product Line
Balances at December 31, 1998	$48.8
Additions recognized as charges
in the Consolidated Statements of Earnings		$17.6	$2.1
Payments	(4.7)
Foreign currency translation effects		(0.5)	(0.1)

Balances at March 31, 1999	44.1	17.1	2.0
Payments	(2.3)	(6.2)

Balances at June 30, 1999	41.8	10.9	2.0
Payments	(2.0)	(3.3)
Foreign currency translation effects		1.4	0.3
Balances at September 30, 1999	$39.8	$9.0	$2.3

Note 6. EARNINGS PER SHARE COMPUTATION

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	1999	1998	1999	1998
Net earnings (loss)	$0.1	$34.7	($24.4)	$106.0

Weighted-average shares outstanding
for basic net earnings (loss) per share	96.9	96.4	96.9	96.3
Effect of dilutive employee stock options	2.5	1.6	2.3	1.7
Adjusted weighted-average shares outstanding
for diluted net earnings per share	99.4	98.0	99.2	98.0

Basic net earnings (loss) per share	$0.00	$0.36	($0.25)	$1.10
Diluted net earnings (loss) per share	$0.00	$0.35	($0.25)	$1.08

The effect of dilutive employee stock options is not included in computing the diluted net loss per share for the nine months ended September 30, 1999 because the effect is anti-dilutive.

Note 7. SEGMENT INFORMATION

Effective in the fourth quarter of 1998, the Company adopted FASB Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial reports.

The Company segregates its operations into two reportable segments: Orthopaedic Implants and Medical and Surgical Equipment. The Orthopaedic Implants segment sells orthopaedic reconstructive products such as hip, knee, shoulder and spinal implants, and trauma related products. The Medical and Surgical Equipment segment sells powered surgical instruments, endoscopic systems, medical video imaging equipment, patient care, and handling systems. Other includes Physical Therapy Services and corporate a

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.

The segment data shown below reflects segment net profit (loss) before and after nonrecurring charges. Nonrecurring charges include $10.3 million (net of tax) for the Japan restructuring charge recognized in the first quarter ended March 31, 1999 and the additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition of $37.3 million (net of tax) for the three months ended September 30, 1999 and $122.9 million (net of tax) for the nine months ended September 3

Sales and net profit (loss) by business segment follows:

		Medical and
	Orthopaedic	Surgical
	Implants	Equipment	Other	Total
Three Months Ended September 30, 1999
Net sales	$288.9	$178.6	$31.4	$498.9
Segment net profit (loss) before nonrecurring charges	33.6	20.9	(17.1)	37.4
Segment net profit (loss) after nonrecurring charges	1.1	16.1	(17.1)	0.1

Three Months Ended September 30, 1998
Net sales	$89.6	$141.1	$30.3	$261.0
Segment net profit	16.4	17.5	0.8	34.7

Nine Months Ended September 30, 1999
Net sales	$912.0	$537.7	$94.9	$1,544.6
Segment net profit (loss) before nonrecurring charges	103.7	61.6	(56.5)	108.8
Segment net profit (loss) after nonrecurring charges	(8.2)	40.3	(56.5)	(24.4)

Nine Months Ended September 30, 1998
Net sales	$282.1	$414.6	$85.2	$781.9
Segment net profit	52.7	50.4	2.9	106.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The table below sets forth domestic/international and product line sales information (in millions):

	Three Months Ended September 30
				% Change
			Pro Forma		99/Pro
	1999	1998	1998 (1)	99/98	Forma 98
Domestic/international sales
Domestic	$302.7	$180.2	$274.7	68	10
International	196.2	80.8	179.2	143	9
Total net sales	$498.9	$261.0	$453.9	91	10

Product line sales
Orthopaedic Implants	$288.9	$89.6	$255.4	222	13
MedSurg Equipment	178.6	141.1	168.2	27	6
Physical Therapy Services	31.4	30.3	30.3	4	4
Total net sales	$498.9	$261.0	$453.9	91	10

	Nine Months Ended September 30
				% Change
			Pro Forma		99/Pro
	1999	1998	1998 (1)	99/98	Forma 98
Domestic/international sales
Domestic	$906.1	$531.0	$821.1	71	10
International	638.5	250.9	570.9	154	12
Total net sales	$1,544.6	$781.9	$1,392.0	98	11

Product line sales
Orthopaedic Implants	$912.0	$282.1	$816.1	223	12
MedSurg Equipment	537.7	414.6	490.7	30	10
Physical Therapy Services	94.9	85.2	85.2	11	11
Total net sales	$1,544.6	$781.9	$1,392.0	98	11

  The pro forma sales information includes Howmedica's sales for a comparable period but does not necessarily reflect the consolidated sales that would have occurred had Stryker and Howmedica operated as a combined entity during that period.

Stryker Corporation's net sales increased 98% in the first nine months of 1999 to $1,544.6 million from $781.9 million in 1998. Net sales increased $659.5 million, or 84%, as a result of the Howmedica acquisition. Net sales also grew by 8% as a result of increased unit volume; 3% as a result of other acquired businesses; 2% due to changes in foreign currency exchange rates, and 1% related to higher selling prices from the conversion of distributors to direct sales. For the third quarter, net sales

Net sales on a pro forma basis increased 11% in the first nine months of 1999 compared to 1998. Increased unit volume generated an 8% sales increase. Net sales also increased 1% from business acquisitions; 1% from the conversion of certain portions of the Company's distribution network to direct sales, and 1% from favorable foreign currency comparisons. In the third quarter of 1999 pro forma net sales increased 10% when compared to the third quarter of 1998. Increased unit volume generated a 7% sales i

The Company's domestic sales increased 68% (10% on a pro forma basis) in the third quarter and 71% (10% on a pro forma basis) in the first nine months of 1999 compared to 1998. The domestic sales increase is a result of the Howmedica acquisition and higher shipments of orthopaedic implants, powered surgical instruments and endoscopic equipment and increased revenue from physical therapy services. U.S. sales of Howmedica products for the third quarter and the first nine months of 1999 were $100.5 millio ds. Foreign currency comparisons were favorable in the third quarter adding $5.4 million ($7.2 million on a pro forma basis), or 7% (4% on a pro forma basis), to the dollar value of international sales. For the first nine months of 1999, foreign currency comparisons were also favorable adding $11.7 million ($16.7 million on a pro forma basis), or 5% (3% on a pro forma basis), to the dollar value of international sales.

Worldwide sales of Orthopaedic Implants were $288.9 million for the third quarter and $912.0 million for the first nine months of 1999 representing increases of 222% and 223%, respectively, (13% and 12%, respectively, on a pro forma basis) as a result of the Howmedica acquisition and higher shipments of reconstructive, trauma and spinal implants. Stryker's Osteonics and Dimso implants increased 17% in the third quarter and 15% in the first nine months of 1999, while Howmedica's implant lines increased 11

Cost of sales in the first nine months of 1999 represented 50.0% of sales compared to 41.3% in the same period of 1998. In the third quarter, the cost of sales percentage increased to 48.7% from 42.6% in the third quarter of 1998. The higher cost of sales percentages in 1999 resulted from $185.2 million in the first nine months of 1999 and $57.3 million in the third quarter of additional nonrecurring cost of sales for inventory sold in 1999 that was stepped-up to fair value in connection with the acqui

42.6% in the third quarter of 1998. The decline for both periods is primarily the result of a higher mix of orthopaedic implant sales as a result of the acquisition of Howmedica.

Research, development and engineering expense increased 89% for the first nine months of 1999, and represented 5.1% of sales in 1999 compared to 5.3% in the same period of 1998. In the third quarter, these expenses increased 109%, and were 5.4% of sales in 1999 compared to 4.9% in 1998. The increase in research, development and engineering spending in 1999 results from the acquisition of Howmedica and from the November 1998 purchase of the manufacturing rights and facilities for OP-1 from Creative BioM

Selling, general, and administrative expenses increased 128% in the first nine months and 121% in the third quarter of 1999 compared to the same periods of 1998. These costs increased to 38.5% of sales in the first nine months of 1999 compared to 33.4% of sales in the same period of 1998. In the third quarter, selling, general and administrative costs represented 38.3% of sales compared to 33.1% in the same period of 1998. The increase in selling, general and administrative expenses for both periods i

The Company recognized a $19.7 million restructuring charge in the first quarter of 1999. The charge relates to the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. Approximately $17.6 million of the charge was to cover severance-related costs and $2.1 million relates to costs associated with the discontinuation of the ophthalmology product line.

Interest expense increased to $93.3 million in the first nine months of 1999 from $2.4 million in 1998 and increased to $29.4 million in the third quarter of 1999 from $0.6 million in the prior year due to the borrowing of approximately $1,500.0 million to fund the Howmedica acquisition. The increase in intangibles amortization to $25.4 million from $3.9 million in the first nine months of 1999 and to $8.4 million in the third quarter of 1999 from $1.3 million in 1998 relates to the Howmedica acquisition

The effective tax rate for the first nine months of 1999 and 1998 and for the third quarter of 1998 was 35%. The tax rate of 50% for the third quarter of 1999 is not indicative of any trend in the rate and is solely a function of the modest level of earnings on which it was computed. The net loss for the first nine months of 1999 was $24.4 million (basic and diluted net loss per share of $0.25) compared to net earnings of $106.0 million in 1998. Net earnings for the third quarter of 1999 were $0.1 mil

The completion dates of the two significant acquired in-process research projects, which were in development by Howmedica at the time of the acquisition, are progressing according to plan. The estimated future revenues associated with the spinal project have not changed; however, the estimated future revenues of the polyethylene project will be delayed from what was originally estimated. The delay has been caused by the expected leveraging of the technology acquired from Howmedica with the technolo

Liquidity and Capital Resources

The Company's liquidity and financial position has remained relatively stable since December 31, 1998. Working capital at September 30, 1999 decreased $130.3 million to $519.1 million from $649.4 million at December 31, 1998. The working capital decrease is due to the use of cash to reduce total outstanding debt by $72.8 million. Accounts receivable days sales outstanding at the end of the third quarter of 1999 increased ten days to 80 days from 70 days at December 31, 1998. The higher days sales out 99 is the result of the higher mix of international sales, which typically have longer accounts receivable terms. Days sales in inventory, net of purchase accounting step-up, increased to 200 days at September 30, 1999 from 157 days at December 31, 1998. Inventory days are higher because of the greater mix of implant sales, which have higher inventory requirements, and as a result of lower sales volume in the third quarter, which typically has lower levels of orthopaedic implant surgeries. In addition, i

The Company generated cash of $103.5 million in operations in the first nine months of 1999, compared to $76.2 million in 1998. The generation of cash in the first nine months of 1999 is the result of strong cash earnings (net loss plus non-cash adjustments) partially offset by the increase in accounts receivable and deferred charges, the payments of $67.8 million of acquisition purchase liabilities and the decrease in accounts payable and income taxes. In 1999 the Company used cash of $44.2 million fo , $11.6 million to pay dividends and $12.6 million for business acquisitions. In addition, the Company borrowed an additional $72.0 million under the existing credit facilities to fund cash flow needs in the first nine months and made repayments against the credit facilities of $144.8 million during the first nine months.

On June 4, 1999 the Company's $1,650.0 million credit facility was amended to lower the net borrowing cost by an average of 50 basis points, or approximately $7.0 million per year on current borrowings.

The Company had $102.5 million in cash and marketable securities at September 30, 1999. The Company also had outstanding long-term debt totaling $1,424.0 million at that date. Current maturities of long-term debt at September 30, 1999 are $76.4 million and will increase to $89.0 million in 2000 and $130.2 million in 2001. The Company believes its cash and marketable securities on-hand as well as anticipated cash flows from operations will be sufficient to fund future operating capital requirements, pa ital adjustment to the purchase price of the Howmedica acquisition and required debt repayments. Should additional funds be required, the Company has $228.5 million of additional borrowing capacity available under the $1,650.0 million credit facilities at September 30, 1999.

Other Matters

The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies. In the first nine months of 1999, the weakening of foreign currencies reduced the carrying value of these investments in net assets by $17.1 million. The loss is deferred and is recorded as a component of accumulated other comprehensive gain (loss) in stockholders' equity.

Year 2000

The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

The Company is preparing for the Year 2000 (Y2K) so that its computer and other systems will function properly with respect to dates in the Y2K and beyond. The scope of the Company's Y2K response includes replacement or upgrades of information technology, such as software or hardware, as well as non-information-technology systems that may include embedded chips, such as micro-controllers contained in manufacturing equipment and in Company products. The Company has upgraded hardware and software at

In addition to reviewing its own computer systems and applications, the Company has contacted major suppliers and other key third parties with whom it does business to determine their Y2K readiness and the Company's potential exposure to a supply or sales interruption. The Company's Y2K readiness is dependent in part upon the Y2K readiness of third parties including customers, suppliers, utilities, telecommunications providers, financial institutions, governments and others. As such, there can be n 's efforts with respect to Y2K readiness will prevent a material adverse impact on its operations or financial position.

Most of the Company's subsidiaries and divisions have completed necessary computer system upgrades. It is anticipated that several international manufacturing and distribution locations will complete their system upgrade projects during the fourth quarter of 1999. If the needed conversions and modifications to computer and other systems are not made, or are not completed in a timely manner, the Y2K issue could have a material impact on the operations of the Company.

All of the Company's products that contain embedded chips are now believed to be Y2K compliant. The Company will continue testing and documentation efforts throughout the fourth quarter of 1999 and will formulate and finalize any contingency plans that the Company determines are needed during that time. The total estimated 1999 incremental cost for the Y2K project is approximately $8.6 million, of which approximately $7.9 million has been spent to date. All costs will be expensed as incurred and w

Forward-Looking Statements

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

Exhibit 10 - Resignation Agreement and Release Between Stryker Corporation and Ronald A. Elenbaas

Exhibit 27 - Financial Data Schedule (included in EDGAR filing only)

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

November 15, 1999	/s/ JOHN W. BROWN
Date	John W. Brown, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

November 15, 1999	/s/ DAVID J. SIMPSON
Date	David J. Simpson, Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)