Form 10-K405/A
period 1998-12-31
STRYKER CORP
filed 2000-02-22
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K/A No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

Commission file number: 0-9165

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual stockholders report for the year ended December 31, 1998 (the "1998 Annual Report") are incorporated by reference into Part I.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is hereby filed with respect to that certain Annual Report on Form 10-K for the year ended December 31, 1998 of Stryker Corporation filed with the Securities and Exchange Commission on March 31, 1999 (the "Form 10-K"). Part II, Item 6 "Selected Financial Data," Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Part II, Item 8 "Financial Statements and Supplementary Data," and Part IV, Item 14 "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of the Form 10-K are hereby amended and restated in their entirety as a result of a restatement of the Company's balance sheet and operating results as of and for the year ended December 31, 1998 to reduce acquisition-related reserves as of December 31, 1998 and acquisition-related charges for the year then ended by $31.0 million ($20.5 million net of tax) and to provide additional disclosures related thereto.

The restatement and the additional disclosures contained herein result from discussions with the Securities and Exchange Commission ("SEC") relating to the accounting for the Company's 1998 acquisition of Howmedica. The Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and the disclosures have not been updated to speak to any later date. Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K. All information contained in this Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the filing of the Form 10-K.

PART II

ITEM 6.	SELECTED FINANCIAL DATA

The financial information for each of the five years in the period ended December 31, 1998 is set forth below:

Summary of Operations	1998	1997	1996	1995	1994
Net sales	$1,103,208	$980,135	$910,060	$871,952	$681,920
Cost of sales	472,073	397,766	392,358	369,444	300,381
Gross profit	631,135	582,369	517,702	502,508	381,539
Operating expenses:
Research, development and engineering	61,060	56,895	56,870	43,771	39,630
Selling, general and administrative	381,211	341,500	326,641	301,426	221,433
Purchased research and development	83,296		7,500
Acquisition-related and special charges	18,992		34,278
Gain on patent judgment			(61,094)
	544,559	398,395	364,195	345,197	261,063
Operating income	86,576	183,974	153,507	157,311	120,476
Other income (expense) (a)	4,334	11,346	12,603	(3,401)	2,694
Earnings before income taxes	90,910	195,320	166,110	153,910	123,170
Income taxes	30,910	70,000	61,650	66,900	50,770
Net earnings	$60,000	$125,320	$104,460	$87,010	$72,400
	======	======	======	======	======
Earnings per share of common stock: (b)
Basic	$.62	$1.30	$1.08	$.90	$.75
Diluted	$.61	$1.28	$1.06	$.88	$.74

Dividend per share of common stock (b)	$.12	$.11	$.10	$.045	$.04

Average number of shares outstanding - in thousands: (b)
Basic	96,301	96,254	96,838	96,936	96,734
Diluted	98,130	98,132	98,427	98,545	98,053
  Other income (expense) has been restated for 1994 through 1997 to reflect the reclassification of minority interest, which was shown separately prior to 1998.
  Adjusted for the two-for-one stock split effective May 10, 1996.

Financial and Statistical Data	1998	1997	1996	1995	1994
Cash and marketable securities	142,209	351,068	367,573	264,648	202,045
Working capital	632,818	433,692	501,796	448,815	361,318
Current ratio	1.9	2.4	3.0	3.6	3.0
Property, plant and equipment - net	429,538	163,867	172,303	182,592	180,719
Capital expenditures	51,244	35,213	26,724	36,299	29,239
Depreciation and amortization	37,596	33,264	34,650	28,654	20,944
Total assets	2,875,332	985,075	993,506	854,891	767,971
Long-term debt	1,487,971	4,449	89,502	96,967	95,276
Stockholders' equity	672,505	612,775	530,361	454,279	358,266
Return on average equity	9.3%	21.9%	21.2%	21.4%	22.4%
Net cash provided by operating activities	154,515	91,867	204,342	111,536	97,693
Number of stockholders of record	3,061	3,127	3,306	3,260	3,684
Number of employees	10,619	5,691	5,274	4,629	4,221

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales:

	Percentage of Net Sales			Percentage Change
	1998 (1)	1997	1996	1998/97	1997/96
Net sales	100.0%	100.0%	100.0%	13%	8%
Cost of sales	42.8	40.6	43.1	19	1
Gross profit	57.2	59.4	56.9	8	13
Research, development and
engineering expenses	5.5	5.8	6.2	7	--
Selling, general and
administrative expenses	34.6	34.8	35.9	12	5
Purchased research and
development	7.6		0.8
Acquisition-related and special
charges	1.7		3.8
Gain on patent judgment			(6.7)
Operating income	7.8	18.8	16.9	(53)	20
Other income	0.4	1.1	1.3	(62)	(10)
Earnings before income taxes	8.2	19.9	18.2	(53)	18
Income taxes	2.8	7.1	6.7	(56)	14
Net earnings	5.4%	12.8%	11.5%	(52)%	20%
	===	===	===
  See the section on "Restatement of 1998 Acquisition-Related Charges" for information concerning the Company's restatement of its 1998 Consolidated Financial Statements. The restatement reduces 1998 acquisition-related charges and is reflected in the table above.

The table below sets forth domestic/international and product line sales information:

	Net Sales (in thousands)			Percentage Change
	1998	1997	1996	1998/97	1997/96
Domestic/international sales
Domestic	$728,948	$633,252	$564,534	15%	12%
International	374,260	346,883	345,526	8
Total net sales	$1,103,208	$980,135	$910,060	13	8
	========	========	========
Product line sales
Orthopaedic Implants	$409,644	$375,028	$347,178	9	8
MedSurg Equipment	577,788	505,099	484,301	14	4
Physical Therapy Services	115,776	100,008	78,581	16	27
Total net sales	$1,103,208	$980,135	$910,060	13%	8%
	========	========	========

Restatement of 1998 Acquisition-Related Charges

Stryker Corporation announced on January 27, 2000 that it is restating its operating results for the year ended December 31, 1998 to reduce acquisition-related charges by $31.0 million ($20.5 million net of tax.) The restatement results from discussions with the Securities and Exchange Commission relating to the accounting for the Company's 1998 acquisition of Howmedica. The Company had provided reserves in the fourth quarter of 1998 for the conversion of a portion of its domestic and foreign distributors to direct sales to accommodate the integration with the Howmedica sales force. The cost of the conversions was based on contractual terms or in accordance with plans to complete such conversions. The $31.0 million restatement relates to reserves provided for certain foreign distributors where contractual terms had not been reached as of December 31, 1998. The effects of this change on previously reported Consolidated Financial Statements for the year ended December 31, 1998 are shown in Note 5 of Notes to Consolidated Financial Statements. The following discussion and analysis have been changed to reflect this restatement.

1998 Compared to 1997

Stryker Corporation's net sales increased 13% in 1998 to $1,103.2 million from $980.1 million in 1997. Increased unit volume generated a 10% sales increase. Net sales also increased $42.8 million or 4% as a result of the acquisition of Howmedica, which was acquired on December 4, 1998; 3% as a result of other acquired businesses; and 1% related to higher selling prices from the conversion of Osteonics domestic distributors to direct sales. These increases were partially offset by a 2% decrease arising from changes in foreign currency exchange rates, a 2% decrease from sales credits for inventory returns related to the conversion of the remaining Osteonics independent distributors to direct sales and a 1% decline in selling prices.

The Company's domestic sales increased 15% in 1998 compared to 1997. The leading domestic sales gains came from strong shipments of endoscopic equipment, powered surgical instruments, orthopaedic implants, hospital beds and stretchers and increased revenue from physical therapy services. Increased domestic sales from the acquisition of Howmedica were largely offset by fourth quarter sales credits for inventory returns relating to the conversion of the remaining Osteonics independent distributors to direct sales. International sales increased 8% for the year as a result of incremental sales from the acquisition of Howmedica and strong shipment growth in international markets outside of Japan. These gains were offset in part by unfavorable foreign currency comparisons, which reduced the dollar value of international sales by 5%, and by lower sales volume in Japan.

Sales of Orthopaedic Implants increased 9% for the year. The sales gains for the year resulted from incremental sales from the acquisition of Howmedica and higher shipments of hips domestically and spinal, trauma and knee products worldwide. These Orthopaedic Implants sales increases were partially offset by sales credits of $17.1 million for inventory returns in connection with the conversion of the Osteonics domestic distributors, the unfavorable impact of foreign currency translation and lower sales volumes in Japan. Sales of Medical and Surgical Equipment increased 14% for the year. The sales gains for 1998 resulted from higher shipments of endoscopic equipment, powered surgical instruments, especially the TPS advanced micropowered instruments, hospital beds and stretchers and incremental sales from the acquisition of craniomaxillofacial products from Howmedica. These gains were offset in part by a decline in sales of Matsumoto distributed products sold in Japan due to unfavorable foreign currency comparisons and lower sales volume. Revenues from Physical Therapy Services increased 16% during the year as a result of the start-up of rehabilitative clinics, the acquisition of certain clinics and same store revenue growth of 1%, all of which were partially offset by overall price declines of 2%.

Cost of sales represented 42.8% of sales compared to 40.6% in 1997. The higher cost of sales percentage in 1998 resulted from changes in sales mix and the general weakness in foreign currencies, which increased the cost of U.S.-dollar-based inventory purchases for the Company's international operations. The cost of sales percentage also increased due to the inventory returns associated with the sales credits related to the Osteonics distributor conversions and as a result of $7.8 million in additional nonrecurring cost of sales for inventory sold in the period from December 5 to December 31, 1998, that was stepped-up to fair value in connection with the acquisition of Howmedica. Research, development and engineering expenses increased 7% as the Company spent $61.1 million on product development in 1998 compared to $56.9 million in 1997. Research, development and engineering expenses declined as a percentage of sales partially as a result of the acquisition of Howmedica. In addition, the Company spent less on its continuing development of the OP-1 bone growth device at Stryker Biotech. This decrease was offset by greater spending on new product development in the remainder of the Company. Stryker Biotech spending is expected to grow in 1999 as a result of the November 1998 purchase of the manufacturing rights and facilities for OP-1 from Creative BioMolecules, Inc. New products in 1998 included the Secur-Fit Plus hip stem, Scorpio™ CR Knee Implant, the InterPulse System, System 4 (the next generation battery powered instrument system), the Quantum 5000 lightsource, the Hermes video control system and the EZ-Pro Ambulance Cot. Selling, general and administrative expenses increased 12% in 1998 as a result of incremental expenses associated with the acquisition of Howmedica and an increase in selling expenses, although such expenses grew at a slower rate than the increase in sales. Selling, general and administrative expenses declined to 34.6% of sales in 1998 from 34.8% in 1997.

There were several significant nonrecurring acquisition-related items included in continuing operations in 1998. The Company charged $83.3 million to operations in the fourth quarter for purchased research and development, $78.4 million related to the valuation of in-process research and development projects acquired in the Howmedica purchase and $4.9 million related to the purchase of tangible research and development assets having no alternative future use in connection with the acquisition of the OP-1 manufacturing rights and facility. The Company also recorded $33.0 million in acquisition-related pre-tax charges in the fourth quarter. These charges included $21.8 million to reorganize Stryker's distribution channels to accommodate the integration with Howmedica and $11.2 million in expensed transaction costs associated with the acquisitions of Howmedica and of the manufacturing rights and facilities for OP-1. The reorganization of Stryker's distribution channels encompassed conversions of all remaining Osteonics U.S. distributors and certain distributors in Europe and the Pacific Rim to direct sales. A portion of the cost to convert Osteonics distributors was incurred in the form of sales credits for inventory returns, which reduced sales and gross profit in the fourth quarter.

The purchased research and development of $78.4 million for the Howmedica acquisition was determined based on an independent valuation of Howmedica's research and development projects using information and assumptions provided by management. Among the in-process projects included in the valuation, two are considered significant. These projects relate to the development of a new spinal technology to be used in the treatment of spinal disorders and the development of an improved polyethylene to be used in hip and knee implants. The estimated future revenues associated with the spinal project were deemed to be approximately 80% attributable to in-process research and development based on technological progression towards completion. For the polyethylene project, future revenues were deemed to be approximately 75% attributable to in-process research and development based on the same criterion. The spinal project is expected to be completed in 2002 and the polyethylene project is expected to be completed in 1999. All of the purchased research and development projects were valued using an income approach utilizing the discounted cash flow method. Revenues were projected from the expected date of product introduction to 2009 with the terminal value included in the discounted cash flow valuation. The spinal project is considered to have greater revenue potential with higher market risk and was valued using a 30% discount rate. The polyethylene project was valued using a 20% discount rate. Margins estimated for the future products were based on the current spinal implant market for the spinal project and on the current margins for hip and knee implants for the polyethylene project. Estimated selling, royalty and other expenses related to the future products were based on Howmedica's historical levels of spending in these areas.

During the fourth quarter of 1998, the Company reduced the effective tax rate for the year to 34% from 35%, thereby reducing income tax expense by $0.6 million. The reduction in the effective tax rate for the year from the 36% rate used in 1997 was the result of increased participation in a U.S. employment-related tax incentive program, a reduction in tax assessed on funds repatriated from Puerto Rico and a more favorable mix of operating results among tax jurisdictions, which was offset in part by certain nondeductible permanent differences. Net earnings were $60.0 million compared to $125.3 million in 1997, a decrease of 52%. Excluding the impact of Howmedica operating results and the nonrecurring acquisition-related costs and charges taken in the fourth quarter, net earnings for the year increased 20% to $150.3 million.

1997 Compared to 1996

Stryker Corporation's net sales increased 8% in 1997 to $980.1 million from $910.1 million in 1996. Increased unit volume generated an 11% sales increase. Net sales also increased 3% as a result of acquired businesses. These increases were partially offset by a 3% decrease arising from changes in foreign currency exchange rates, a 2% decline in selling prices and a 1% decline from a divested business.

The Company's domestic sales increased 12% in 1997 compared to 1996. The leading domestic sales gains came from strong shipments of powered surgical instruments, endoscopic equipment and orthopaedic implants and increased revenue from physical therapy services. International sales increased less than 1% for the year as unfavorable foreign currency comparisons and flat sales in Japan offset a 20% increase in shipments in the other international markets.

Sales of Orthopaedic Implants increased 8% in 1997 compared to 1996. The sales gains for the year resulted from higher shipments of trauma products related to the acquisition of Osteo Holding AG ("Osteo") in September 1996 and of knees and hips. Sales of Medical and Surgical Equipment increased 4% for the year as higher shipments of powered surgical instruments, especially the TPS advanced micro-powered instruments, and endoscopic equipment were offset in part by the January 1997 sale of the Sterilizer Service Division, by lower shipments of hospital beds and stretchers, by a significant decline in sales of Matsumoto distributed products and by the lower dollar translation of foreign currency sales. Revenues from Physical Therapy Services increased 27% for the year, primarily as a result of business acquisitions and start-ups. Same store revenue growth for Physical Therapy Services was 4% in 1997.

Cost of sales represented 40.6% of sales compared to 43.1% in 1996. The lower cost of sales percentage in 1997 resulted from product mix, the Company's continued efforts in product cost reductions and from inventory adjustments of $13.8 million recorded in 1996 that did not occur in 1997. The 1996 inventory adjustments were for excess inventory and product deletions, principally in Japan, and obsolete inventory resulting from new product introductions. Research, development and engineering expenses were $56.9 million in both 1997 and 1996. The Company's research, development and engineering expenses represent continued development of the OP-1 bone growth device at Stryker Biotech and the Company-wide focus on new product development. New products in 1997 included the Scorpio™ Knee System, the Steri-shield™ Turbo3 Helmet, the SE Sagittal Saw, the Tempest Arthroscopy Pump and the 6080 MX-Pro™ Ambulance Cot. Selling, general and administrative expenses increased 5% in 1997 as a result of an increase in marketing expenses, due to additional marketing campaigns, and an increase in selling expenses resulting from increases in sales volume, larger sales forces and the incremental expenses incurred as a result of the Osteo acquisition. However, selling, general, and administrative expenses declined to 34.8% of sales in 1997 compared to 35.9% in 1996. In 1996, $8.9 million of adjustments were made for additional legal reserves, depreciation charges due to a change in estimate and other matters. The effect of these adjustments and the Company's ongoing effort to control operating expenses reduced selling, general and administrative expenses as a percentage of sales.

There were several significant unusual items reflected in continuing operations in 1996 that did not occur in 1997. Special charges of $34.3 million were recorded in 1996, consisting of $15.0 million for the reorganization of the Company's distribution channels, $14.6 million relating to asset impairments and $4.7 million for patent claims. The Company also recorded a $7.5 million pretax charge for purchased research and development associated with the acquisition of Osteo. In addition, the Company was awarded and received $77.6 million in damages, attorneys' fees and interest for infringement of the Company's U.S. patent on its Omniflex Hip System. The Company recognized a pretax gain, net of related legal fees and other expenses, of $61.1 million.

During the fourth quarter of 1997, the Company reduced the effective tax rate for the year to 36% from 37%, thereby reducing income tax expense by $1.9 million. The reduction in the effective tax rate in the fourth quarter of 1997 and from the 38.4% rate used in 1996 was the result of higher U.S. exports, tax-free interest on short-term investments and a more favorable mix of operating results among tax jurisdictions. Net earnings increased 20% to $125.3 million in 1997 compared to $104.5 million in 1996.

Liquidity and Capital Resources

Stryker had a strong operating cash flow year in 1998. Operating activities provided $154.5 million in cash in 1998, compared to $91.9 million provided in 1997. The increase from 1997 is the result of first quarter 1997 payments of attorneys' fees and taxes totaling $37.9 million related to the 1996 gain on patent judgment and to increased 1998 net earnings, excluding the non-cash charge for purchased research and development and the impact of acquisition-related charges that did not yet require cash payment.

On December 4, 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc., for $1,650 million in cash. The acquisition was funded with cash and approximately $1,500 million borrowed under $1,650 million of credit facilities established in December 1998. During 1998, the Company also purchased the manufacturing rights, facilities and product on-hand for its OP-1 bone growth device for $19.3 million in cash and four of Osteonics independent distributors for $19.7 million in cash. In addition, the Company acquired additional shares of the outstanding common stock of Matsumoto Medical Instruments, Inc., thereby increasing its direct ownership interest to 83%, through cash purchases of $3.3 million and the exchange of 75,000 shares of Stryker common stock ($3.8 million value). In January 1999, the Company acquired all of the remaining outstanding common stock of Matsumoto for $1.0 million in cash and 180,605 shares of Stryker common stock ($9.7 million value).

These acquisitions, particularly of Howmedica, significantly changed the Company's liquidity and financial position. Working capital at December 31, 1998, increased by $199.1 million to $632.8 million from $433.7 million in 1997. However, the Company's current ratio declined from 2.4 to 1.9. The working capital increase includes a $213.1 million step-up to fair value of inventories acquired in connection with the acquisition of Howmedica, which will be charged off as additional nonrecurring cost of sales as the inventories are sold. Working capital also includes $175.9 million of acquisition-related reorganization reserves and liabilities in current liabilities. Accounts receivable days sales outstanding at the end of 1998 increased to 70 days from 62 days in 1997, primarily as a result of higher days sales outstanding related to Howmedica direct sales in certain European markets. Days sales in inventory increased from 127 days in 1997 to 142 days at December 31, 1998. The increase in inventory days is primarily the result of higher inventory levels held by the acquired Howmedica business.

The Company had $142.2 million in cash and marketable securities at December 31, 1998. The Company also has outstanding long-term debt totaling $1,503 million at the end of 1998. Current maturities of the long-term debt for 1999 are $15.0 million and will increase to $89.0 million in 2000 and $130.2 million in 2001. The Company believes its cash and marketable securities on-hand as well as anticipated cash flows from operations will be sufficient to fund future operating capital requirements and required debt repayments. Should additional funds be required, the Company has $162.2 million of additional borrowing capacity available under the $1,650 million credit facilities at December 31, 1998.

Other Matters

The Company continues to evaluate its plan to integrate Howmedica and Stryker. As the integration plan evolves, information could become known that will require adjustments to the purchase liabilities recorded in the preliminary purchase price allocation. Such adjustments could result in an increase or decrease to goodwill recorded in connection with the acquisition. In addition, decisions to further reorganize Stryker's operations could be made that would result in additional acquisition-related and special charges against future operating results. As stated in the section on "Restatement of 1998 Acquisition-Related Charges," prior to the restatement the Company had provided reserves for anticipated conversions of certain foreign distributors to direct sales to accommodate the integration with the Howmedica sales force. The restatement relates to those foreign distributors where contractual terms had not been reached as of December 31,1998. The Company expects that certain distributor conversions will be completed through negotiation of contractual terms during 1999, which will result in additional acquisition-related charges totaling $4-$5 million. The Company also anticipated converting one additional foreign distributor to direct sales at a potential cost of $30 million. However, as of January 27, 2000 (the date the 1998 financial statement restatement was announced), the Company no longer expects to negotiate termination of that distributor agreement. This decision was made as a result of changes in the Company's management in late 1999 and consequent changes in the integration plan with respect to that distributor.

The Company manufactures its products in the United States, France, Germany, Ireland, Switzerland, Canada and Puerto Rico and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Japanese yen and European currencies, in particular the Euro and the Swiss franc. When the U.S. dollar strengthens against foreign currencies, the dollar value of foreign currency sales declines and the relative cost of U.S.-sourced product increases, thereby decreasing gross margins. When the U.S. dollar weakens, the opposite occurs.

The Company enters into forward foreign exchange contracts and options principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During 1998, the principal transactions hedged were intercompany purchases of U.S.-manufactured product and intercompany payables. The periods of the forward foreign exchange contracts and options correspond to the periods of the hedged transactions with realized gains and losses included in the measurement and recording of the hedged transactions.

At December 31, 1998, the Company had outstanding forward foreign exchange contracts and options to purchase $79.7 million and sell $92.3 million of various currencies (principally U.S. dollars) with maturities principally ranging from 30 to 180 days .

The estimated fair value of foreign currency contracts and options represents the measurement of the contracts and options at month-end spot rates. At December 31, 1998, the difference between the fair value of all outstanding contracts and options and the purchased contract and option amounts was not material. A hypothetical 10% change in exchange rates for these currencies would change the fair value by approximately $19.0 million.

The Company's exposure to market risk for changes in interest rates relate to its borrowings and investment portfolio. The Company manages its interest rate risk on its borrowings through the purchase of interest rate swap agreements, which, effective in January 1999, have fixed the base rate on $800.0 million of the approximate $1,500 million of variable borrowings outstanding at December 31, 1998. If market interest rates for similar borrowings average 1% more in 1999 than they did in 1998, the Company's interest expense, after considering the effects of its interest rate swaps, would increase, and income before taxes would decrease by $6.9 million. Comparatively, if market interest rates averaged 1% less in 1999 than they did during 1998, the Company's interest expense, after considering the effects of its interest rate swaps, would decrease, and income before taxes would increase by $6.2 million. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements and does not consider any actions by management to mitigate its exposure to such a change.

The Company manages interest rate risk in its investment portfolio by investing in high-quality issuers and, by policy, seeks to avoid principal loss of its invested funds by limiting default risk, market risk and reinvestment risk. The Company manages default risks by investing in only high-credit-quality securities and by responding appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. In addition, the Company does not plan to hold a significant amount of investments, since it expects to pay off debt with operating cash flow in excess of the Company's needs.

Year 2000

The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

The Company is in the process of preparing a response for the Year 2000 (Y2K) so that its computer and other systems will function properly with respect to dates in the year 2000 and beyond. The scope of the Company's Y2K response includes replacement or upgrades of information technology, such as software or hardware, as well as non-information-technology systems that may include embedded chips, such as micro-controllers contained in manufacturing equipment and in Company products. The Company has already upgraded the hardware and software at many divisions. Major hardware and software upgrades are in process at Howmedica Osteonics, Physiotherapy Associates and at several manufacturing and distribution locations within Europe. The Company's largest ongoing project is at Howmedica Osteonics, where separate noncompliant manufacturing and distribution systems are being upgraded or replaced with integrated systems that are Y2K compliant. The Company has or will contact key third parties, such as suppliers, customers and financial institutions in an effort to assure no interruption of its business relationships occur due to Y2K compliance issues. However, if the needed conversions or modifications to computer or other systems are not made, or are not completed timely, the Y2K issue could have a material impact on the operations of the Company.

The Company expects that it will be Y2K compliant by September 1999. Substantially all of the Company's products that contain embedded chips are Y2K compliant. The Company will continue testing and documentation efforts throughout 1999 and will formulate and finalize any contingency plans needed during that time. These contingency plans will address worst-case scenarios if needed conversions or modifications are not made or completed with certain key systems as well as worst-case scenarios for key third party relationships affected by Y2K. The total estimated incremental cost for the Y2K project is approximately $5.1 million, of which $2.1 million had been spent through December 31, 1998. All costs will be expensed as incurred and will be funded through operating cash flows.

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

The consolidated financial statements of the Company and its subsidiaries and report of independent auditors follow:

STRYKER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

December 31	1998 (Restated)	1997

Assets
CURRENT ASSETS
Cash and cash equivalents	$124,951	$154,027
Marketable debt securities	17,258	197,041
Accounts receivable, less allowance of $21,600 ($11,700 in 1997)	425,609	176,214
Inventories	553,959	116,341
Deferred income taxes	128,589	78,896
Prepaid expenses and other current assets	50,957	14,184
Total current assets	1,301,323	736,703
PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	225,025	116,830
Machinery and equipment	372,183	183,619
	597,208	300,449
Less allowance for depreciation	167,670	136,582
	429,538	163,867
OTHER ASSETS
Goodwill, less accumulated amortization of $8,650
($7,670 in 1997)	475,446	34,744
Other intangibles, less accumulated amortization of $15,560
($15,730 in 1997)	422,512	11,366
Deferred charges, less accumulated amortization of $52,150
($35,960 in 1997)	168,802	19,905
Other	77,711	18,490
	1,144,471	84,505
	$2,875,332	$985,075
	========	======
Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Accounts payable	$162,433	$ 55,034
Accrued compensation	89,654	43,927
Income taxes	49,102	36,971
Acquisition-related reorganization reserves and liabilities	175,925
Accrued expenses and other liabilities	176,377	93,452
Current maturities of long-term debt	15,014	73,627
Total current liabilities	668,505	303,011
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES	1,487,971	4,449
OTHER LIABILITIES	29,617	29,168
MINORITY INTEREST	16,734	35,672
STOCKHOLDERS' EQUITY
Common stock, $.10 par value:
Authorized--150,000 shares
Outstanding - 96,540 shares (96,059 in 1997)	9,654	9,606
Additional paid-in capital	10,499	18
Retained earnings	661,354	612,939
Accumulated other comprehensive loss	(9,002)	(9,788)
Total stockholders' equity	672,505	612,775
	$2,875,332	$985,075
	========	======

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

STRYKER CORPORATION AND SUBSIDIARIES

(in thousands, except per share amounts)
	1998
Years Ended December 31	(Restated)	1997	1996

Net sales	$1,103,208	$980,135	$910,060
Cost of sales	472,073	397,766	392,358
Gross profit	631,135	582,369	517,702
Operating expenses:
Research, development and engineering	61,060	56,895	56,870
Selling, general and administrative	381,211	341,500	326,641
Purchased research and development	83,296		7,500
Acquisition-related and special charges	18,992		34,278
Gain on patent judgment			(61,094)
	544,559	398,395	364,195
Operating income	86,576	183,974	153,507
Other income	4,334	11,346	12,603
Earnings before income taxes	90,910	195,320	166,110
Income taxes	30,910	70,000	61,650

Net earnings	$60,000	$125,320	$104,460
	=====	======	======
Net earnings per share of common stock:
Basic	$.62	$1.30	$1.08
Diluted	$.61	$1.28	$1.06

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

STRYKER CORPORATION AND SUBSIDIARIES

(In thousands, except per share amounts)
				Accumulated
		Additional	Retained	Other
	Common	Paid-In	Earnings	Comprehensive	Total
	Stock	Capital	(Restated)	Gain (Loss)	(Restated)
Balance at January 1, 1996	$9,711	$14,736	$419,537	$10,295	$454,279
Net earnings for 1996			104,460		104,460
Unrealized losses on securities, net of $825
income tax benefit				(1,118)	(1,118)
Foreign currency translation adjustments				(8,735)	(8,735)
Comprehensive earnings for 1996					94,607
Sales of 257 shares of common stock under
stock option and benefit plans, including
$1,152 income tax benefit	26	4,095			4,121
Common stock issued in business acquisitions	8	2,089			2,097
Repurchase of 657 shares of common stock	(66)	(14,998)			(15,064)
Cash dividend declared of $.10 per share of
common stock			(9,679)		(9,679)
Balance at December 31, 1996	9,679	5,922	514,318	442	530,361
Net earnings for 1997			125,320		125,320
Unrealized losses on securities, net of $1,483
income tax benefit				(1,572)	(1,572)
Foreign currency translation adjustments				(8,658)	(8,658)
Comprehensive earnings for 1997					115,090
Sales of 386 shares of common stock under
stock option and benefit plans, including
$3,878 income tax benefit	38	5,317			5,355
Repurchase of 993 shares of common stock	(99)	(9,358)	(16,119)		(25,576)
Elimination of 120 shares of common stock held
by a subsidiary	(12)	(1,863)			(1,875)
Cash dividend declared of $.11 per share of
common stock			(10,580)		(10,580)
Balance at December 31, 1997	9,606	18	612,939	(9,788)	612,775
Net earnings for 1998			60,000		60,000
Unrealized gains on securities of $873 ($300 net
of tax) net of reclassification adjustment for
gains included in net earnings of $18 ($42 loss
net of tax)				342	342
Foreign currency translation adjustments				444	444
Comprehensive earnings for 1998					60,786
Sales of 406 shares of common stock under
stock option and benefit plans, including
$5,225 income tax benefit	41	6,696			6,737
Common stock issued in business acquisitions	7	3,785			3,792
Cash dividend declared of $.12 per share of
common stock			(11,585)		(11,585)
Balance at December 31, 1998	$9,654	$10,499	$661,354	($9,002)	$672,505
	========	========	========	========	========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

STRYKER CORPORATION AND SUBSIDIARIES

(in thousands)
	1998
Years Ended December 31	(Restated)	1997	1996
OPERATING ACTIVITIES
Net earnings	$60,000	$125,320	$104,460
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,961	26,113	28,397
Amortization	7,635	7,151	6,253
Write-off of purchased research and development	83,296		7,500
Acquisition-related and special charges, net of
cash paid	15,156		33,678
Sale of inventory stepped-up to fair value at acquisition	7,845
Minority interest	(2,107)	(870)	(5,664)
Provision for losses on accounts receivable	2,609	2,200	1,700
Deferred income taxes (credit)	(33,901)	1,960	(30,693)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(10,064)	(20,968)	(7,312)
Inventories	(30,246)	(19,237)	9,632
Deferred charges	(3,221)	1,067	(6,166)
Accounts payable	15,820	(8,192)	12,041
Income taxes	(2,540)	(25,728)	27,431
Other	14,272	3,051	23,085
Net cash provided by operating activities	154,515	91,867	204,342
INVESTING ACTIVITIES
Business acquisitions, net of cash acquired	(1,694,731)	(39,385)	(51,295)
Purchases of property, plant and equipment	(51,244)	(35,213)	(26,724)
Sales (purchases) of marketable securities	179,783	(5,141)	3,699
Net cash used in investing activities	(1,566,192)	(79,739)	(74,320)
FINANCING ACTIVITIES
Proceeds from borrowings	1,553,863
Payments on borrowings	(170,648)	(6,734)	(3,278)
Dividends paid	(10,580)	(9,679)	(4,370)
Proceeds from exercise of stock options	6,737	5,355	4,121
Repurchases of common stock		(25,576)	(15,064)
Other	7,382	6,203	(2,804)
Net cash provided by (used in) financing activities	1,386,754	(30,431)	(21,395)
Effect of exchange rate changes on cash and
cash equivalents	(4,153)	(3,343)	(2,003)
Increase (decrease) in cash and cash equivalents	(29,076)	(21,646)	106,624

Cash and cash equivalents at beginning of year	154,027	175,673	69,049

Cash and cash equivalents at end of year	$124,951	$154,027	$175,673
	======	======	======

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STRYKER CORPORATION AND SUBSIDIARIES

December 31, 1998

(in thousands, except per share amounts)

1. Significant Accounting Policies

BUSINESS: Stryker Corporation develops, manufactures and markets specialty surgical and medical products that are sold primarily to hospitals throughout the world and provides outpatient physical therapy services in the United States.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and its majority owned subsidiary, Matsumoto Medical Instruments, Inc., after elimination of all significant intercompany accounts and transactions. Minority interest represents the minority stockholders' equity in Matsumoto's net earnings (loss) and their equity in Matsumoto's net assets.

REVENUE RECOGNITION: Revenue is recognized on the sale of products and services when the related goods have been shipped or services have been rendered.

USE OF ESTIMATES: The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS AND INVESTMENTS: Cash equivalents are highly liquid investments with a maturity of three months or less when purchased. Investments include marketable debt securities classified as current assets and marketable equity securities classified in other assets.

The Company's investments in marketable equity and debt securities are classified as "available-for-sale" and are carried at fair value, with the unrealized gains and losses, net of income taxes, reported within accumulated other comprehensive gain (loss) in stockholders' equity. Interest, dividends and realized gains and losses on the sale of such securities are included in other income.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost for approximately 94% (78% in 1997) of inventories is determined using the lower of first-in, first-out (FIFO) cost or market. Cost for certain domestic inventories is determined using the last-in, first-out (LIFO) cost method. The FIFO cost for all inventories approximates replacement cost, except for certain inventories acquired in connection with the purchase of Howmedica that have been stepped-up to fair value (see Note 4).

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line or declining balance methods over the estimated useful lives of the assets.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill and other intangible assets represent the excess of purchase price over fair value of tangible net assets of acquired businesses. Goodwill is amortized on a straight-line basis over 10 to 40 years (weighted average life of 34 years). Developed technology is amortized on a straight-line basis over 20 years. Other intangible assets, consisting primarily of customer base, which reflects expected continued customer patronage, trademarks, trade names and assembled work force, are amortized on a straight-line basis over 5 to 35 years (weighted average life of 24 years).

The carrying amounts of goodwill and other intangible assets are reviewed if facts and circumstances suggest they may be impaired. If the review indicates that the carrying amount of any intangible asset will not be recoverable, as determined using an undiscounted cash flow analysis, the carrying amount of the goodwill or other intangible asset is reduced by the estimated shortfall of cash flows to fair value.

DEFERRED CHARGES: Deferred charges represent the net book value of loaner instruments for surgical implants provided to customers by the Company. These instruments are amortized on a straight-line basis over periods ranging from one to three years. Amortization expense of instruments is included in selling, general and administrative expense in the Consolidated Statements of Earnings.

DEFERRED LOAN COSTS: Deferred loan costs of $25,493 associated with the Company's Senior Secured Credit Facilities are being amortized over the terms of the related debt, based on the amount of outstanding debt, using the effective interest method and are classified in other assets. Amortization expenses for these deferred loans costs are included in interest expense and were $402 for 1998.

INCOME TAXES: The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax expense represents the change in net deferred tax assets and liabilities during the year.

DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses derivative financial instruments to manage the economic impact of fluctuations in interest rates and foreign currency exchange rates. The Company enters into interest rate swaps, foreign currency forward contracts and foreign currency options to manage these economic risks.

Interest rate differentials to be paid or received as a result of interest rate swaps are accrued and recognized as an adjustment of interest expense related to the designated debt. Foreign currency forward contracts and foreign currency options used to hedge intercompany financial activity are carried off-balance sheet with realized gains and losses included in the measurement and recording of the hedged transactions.

STOCK OPTIONS: The Company follows Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

COMPREHENSIVE INCOME: As of January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes rules for the reporting of comprehensive earnings and its components; however, the adoption of this statement had no impact on the Company's net earnings or stockholders' equity. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be aggregated and disclosed as accumulated other comprehensive gain (loss) within stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130. The components of accumulated other comprehensive gain (loss) are as follows:

	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Gain (Loss)
Balance at December 31, 1997	($376)	($9,412)	($9,788)
Other comprehensive earnings for 1998	342	444	786
Balance at December 31, 1998	($34)	($8,968)	($9,002)
	====	=====	=====

NEW ACCOUNTING STANDARDS NOT YET ADOPTED: In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the criteria to be treated as a hedge under the Statement will be included in earnings. If derivatives meet the hedge criteria, changes in the fair value of the derivatives will offset changes in the fair value of the items being hedged. The Statement is required to be adopted by the Company beginning in the first quarter of 2000. The Company has not determined what effect the Statement will have on the Company's future consolidated results of operations or financial position when adopted.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the presentation used in 1998.

2. Investments

The following is a summary of the Company's investments in marketable equity and debt securities:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 1998:
Debt securities	$17,275	$0	($17)	$17,258
Equity securities	1,665	531	(693)	1,503
Total	$18,940	$531	($710)	$18,761
	=====	===	====	=====
At December 31, 1997:
Debt securities	$197,505	$147	($611)	$197,041
Equity securities	4,796	1,317	(1,887)	4,226
Total	$202,301	$1,464	($2,498)	$201,267
	======	=====	=====	======

Gross realized gains on sales of the Company's investments totaled $702, $118 and $516 in 1998, 1997 and 1996, respectively, and gross realized losses totaled $1,145, $750 and $589 in 1998, 1997 and 1996, respectively. At December 31, 1998, approximately 80% of the Company's investments in debt securities mature within one year and substantially all of the remainder mature within two years.

Interest income, which is included in other income, totaled $16,501 in 1998, $14,963 in 1997 and $13,339 in 1996.

3. Inventories

Inventories are summarized as follows:

	December 31
	1998	1997
Finished goods	$451,880	$83,386
Work-in-process	49,758	11,114
Raw material	59,853	29,560
FIFO cost	561,491	124,060
Less LIFO reserve	7,532	7,719
	$553,959	$116,341
	======	======

Inventories at December 31, 1998 reflect a step-up of $213,155 to fair value in connection with the acquisition of Howmedica (see Note 4).

4. Business Acquisitions

On December 4, 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc., for $1,650,000 in cash. Howmedica develops, manufactures and markets a wide range of specialty medical products utilized in the treatment of musculoskeletal disorders. Howmedica products include hip and knee implants for primary and revision surgery, bone cement, trauma systems used in bone repair, craniomaxillofacial fixation devices and specialty surgical equipment used in neurosurgery. The acquisition was funded with cash and cash equivalents and approximately $1,500,000 borrowed under $1,650,000 of credit facilities established in December 1998 (see Note 7).

The acquisition of Howmedica was accounted for using the purchase method of accounting. The results of operations for Howmedica are included in the Company's consolidated financial statements beginning December 5, 1998. The purchase price of $1,650,000 in cash plus an estimate for a contractually required adjustment based on the increase in Howmedica's working capital since December 31, 1997, and liabilities assumed has been preliminarily allocated to the assets acquired based on their estimated fair values at the date of acquisition.

Based on the preliminary purchase price allocation, goodwill of $437,000 was recorded by the Company in connection with the acquisition. Goodwill represents the excess of the purchase price and purchase liabilities over the fair value of net identifiable tangible and intangible assets acquired. Approximately $492,500 of the purchase price was allocated to identifiable intangible assets, including purchased research and development of $78,400, developed technology of $194,000, customer base of $178,900 and trademarks and assembled work force of $41,200. The purchased research and development was charged to operations during the fourth quarter as required by generally accepted accounting principles.

The purchased research and development of $78,400 for the Howmedica acquisition was determined based on an independent valuation of Howmedica's research and development projects using information and assumptions provided by management. Among the in-process projects included in the valuation, two are considered significant. These projects relate to the development of a new spinal technology to be used in the treatment of spinal disorders and the development of an improved polyethylene to be used in hip and knee implants. The estimated future revenues associated with the spinal project were deemed to be approximately 80% attributable to in-process research and development based on technological progression towards completion. For the polyethylene project, future revenues were deemed to be approximately 75% attributable to in-process research and development based on the same criterion. The spinal project is expected to be completed in 2002 and the polyethylene project is expected to be completed in 1999. All of the purchased research and development projects were valued using an income approach utilizing the discounted cash flow method. Revenues were projected from the expected date of product introduction to 2009 with the terminal value included in the discounted cash flow valuation. The spinal project is considered to have greater revenue potential with higher market risk and was valued using a 30% discount rate. The polyethylene project was valued using a 20% discount rate. Margins estimated for the future products were based on the current spinal implant market for the spinal project and on the current margins for hip and knee implants for the polyethylene project. Estimated selling, royalty and other expenses related to the future products were based on Howmedica's historical levels of spending in these areas.

In connection with the preliminary purchase price allocation, Howmedica inventories were stepped-up $221,000 to fair value. This step-up will be charged off as additional nonrecurring cost of sales as the acquired inventory is sold. Fourth quarter cost of sales for 1998 was increased as a result of the step-up, reducing pretax earnings in the quarter by $7,845 ($5,178 net of tax).

Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and Howmedica. In conjunction with the integration plan, the Company recorded additional purchase liabilities of approximately $111,200 ($67,400 net of related tax benefit), which were included in the acquisition cost allocation. The Company also incurred $32,994 in costs and charges related to the acquisition that were charged to operations during the fourth quarter of 1998 (see Note 5).

The additional purchase liabilities recorded at the date of acquisition reflect estimated liabilities relating to anticipated integration activities and will be adjusted as the restructuring is implemented during 1999. The increases or decreases in these additional purchase liabilities will result in corresponding changes to goodwill associated with the acquisition of Howmedica.

The additional purchase liabilities include approximately $70,400 for severance and related costs for Howmedica employees, approximately $27,800 for the cost to convert Howmedica's distribution network to direct sales and approximately $13,000 for the cost associated with Howmedica facility closures and contractual obligations. The severance and related costs are provided for planned workforce reductions covering approximately 1,300 Howmedica employees in the areas of general management, marketing, research and development, general administration and product manufacturing. The cost of the distributor conversions is based on negotiated contracts. The Howmedica facilities to be closed for which accrual is made include two facilities in Europe--a leased facility used for centralized administrative functions such as finance, accounting and information systems and a leased facility used for centralized warehousing and distribution in Europe and certain other regions. The facilities to be closed also include certain facilities in the United States--a leased facility supporting administration, warehousing and distribution for Howmedica's craniomaxillofacial business in the United States and leased facilities supporting administration, marketing, research and development and a portion of the United States warehousing and distribution for Howmedica's orthopaedic implant business. The contractual obligations represent noncancelable commitments for third party research and development related to projects which were not continued after the acquisition and purchase commitments for inventory related to discontinued Howmedica products. At December 31, 1998, the additional purchase liabilities had been reduced through payments of approximately $68,800 for severance and related costs, $27,800 for distributor conversions and $12,800 for facility closures and contractual obligations. These purchase liabilities remained on the balance sheet at December 31, 1998 along with an estimate for the additional amount to be paid as a result of the working capital adjustment to the purchase price.

The following unaudited pro forma financial information presents the combined results of operations of Stryker and Howmedica as if the acquisition had occurred as of January 1, 1997, after giving effect to certain adjustments, including amortization of goodwill and intangible assets, increased interest expense on debt related to the acquisition, reduced interest income from cash utilized to complete the acquisition and the related tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Stryker and Howmedica operated as a combined entity during such periods.

	Years ended December 31 (Unaudited)
	1998	1997
Net sales	$1,921,782	$1,800,843
Net earnings	$107,200	$85,500
Net earnings per share:
Basic	$1.11	$0.89
Diluted	$1.09	$0.87

The pro forma financial information presented above does not include nonrecurring charges for purchased research and development, the sale of inventory stepped-up to fair value at the date of acquisition and integration activities. These items are included in the actual results of operations for 1998. The pro forma financial information includes pretax costs of approximately $31,700 for 1998 and $27,000 for 1997, representing an allocation of certain Pfizer corporate and division overhead costs to Howmedica.

In November 1998, the Company purchased the manufacturing rights, facilities and product on-hand for its OP-1 bone growth device from Creative BioMolecules, Inc., for approximately $19,300 in cash. In addition, the purchase agreement provides for increases in royalty payments associated with potential future OP-1 sales. The acquisition was accounted for using the purchase method. In connection with the acquisition, $4,896 of the purchase price paid for tangible research and development assets that have no alternative future use was allocated to purchased research and development and charged to operations during the fourth quarter of 1998.

During 1998, the Company's Osteonics Corp. subsidiary purchased four of its independent distributors at a cost of approximately $19,700. The entire purchase price was allocated to tangible assets acquired.

During 1998 and 1997, the Company acquired additional shares of outstanding common stock of Matsumoto Medical Instruments, Inc., its Japanese distributor, thereby increasing its direct ownership to 83% at December 31, 1998 (75% at December 31, 1997). During 1998, additional shares were acquired for cash of $3,349 and 75 shares of Stryker common stock ($3,792 value). During 1997, additional shares of Matsumoto were purchased for cash of $28,636. Each acquisition of additional shares was accounted for using the purchase method. Subsequent to December 31, 1998, the Company acquired all of the remaining outstanding common stock of Matsumoto, increasing its direct ownership to 100%. The acquisition of these additional shares occurred in January 1999 for cash of $1,009 and 181 shares of Stryker common stock ($9,682 value).

The Company's Physiotherapy Associates, Inc. subsidiary has purchased a number of physical therapy clinic operations. The aggregate purchase price of these clinics in 1998, 1997 and 1996 was approximately $2,600, $5,600 and $8,600, respectively. Intangible assets acquired, principally employment contracts and goodwill, are being amortized over periods ranging from one to 15 years.

In September 1996, the Company purchased 100% of the outstanding stock of Osteo Holding AG and its subsidiaries ("Osteo"), based in Selzach, Switzerland. Osteo designs and manufactures trauma products and reconstructive orthopaedic devices. The purchase price of $45,500 was paid $41,500 in cash with the remaining amount being paid ratably over a five-year period. The acquisition was accounted for using the purchase method. The results of operations for Osteo are included in the Company's consolidated financial statements beginning in September 1996. Of the excess purchase price over fair value of the net tangible assets acquired, $7,500 million was allocated to purchased research and development and was charged to operations upon the completion of the valuation. The remaining excess purchase price of $27,600 was allocated to intangibles to be amortized over 15 years.

For all of the above acquisitions other than that of Howmedica, pro forma consolidated results would not differ significantly from reported results.

5. Acquisition-Related and Special Charges

In the fourth quarters of 1998 and 1996, the Company recorded acquisition-related and special pretax charges consisting of the following items:

	1998
	(Restated)	1996
Reorganization of distribution channels	$21,801	$15,000
Expensed transaction costs	11,193
Asset impairments		14,578
Patent claims		4,700
	32,994	34,278
Less margin impact related to sales credits	14,002
	$18,992	$34,278
	======	======

The 1998 acquisition-related charges have been restated to reflect a reduction of those charges by $30,950. The restatement results from discussions with the Securities and Exchange Commission related to the Company's accounting for the acquisition of Howmedica. The acquisition-related charges had previously included $30,950 in reserves for the conversion of certain foreign distributors to direct sales where contractual terms had not been reached as of December 31, 1998. The Company has reversed this reserve and restated its previously reported Consolidated Statements of Earnings and Consolidated Balance Sheets as follows:

	Year Ended December 31, 1998
	As Reported	Restated
Consolidated Statements of Earnings
Acquisition-related and special charges	$49,942	$18,992
Operating income	55,626	86,576
Earnings before income taxes	59,960	90,910
Income taxes	20,390	30,910
Net earnings	39,570	60,000
Net earnings per share of common stock:
Basic	$.41	$.62
Diluted	$.40	$.61

	December 31, 1998
	As Reported	Restated
Consolidated Balance Sheets
Current deferred income taxes	$139,109	$128,589
Total current assets	1,311,843	1,301,323
Total assets	2,885,852	2,875,332
Acquisition-related reorganization reserves
and liabilities	206,875	175,925
Total current liabilities	699,455	668,505
Retained earnings	640,924	661,354
Total stockholders' equity	652,075	672,505
Total liabilities and stockholders' equity	2,885,852	2,875,332

The 1998 acquisition-related charges include $21,801 for the reorganization of Stryker's distribution channels to accommodate the integration of the Howmedica sales force. The reorganization of Stryker's distribution channels encompasses the conversion of all remaining Osteonics distributors in the U.S. and certain distributors in Europe to direct sales in the form of branches or agents. These conversions provide the Company greater control over its distribution channels and facilitate the integration with the Howmedica organization. The Company believes this action will improve its ability to manage the sales and marketing of competing Stryker and Howmedica branded products within individual markets. The cost of the conversions is based on contractual terms. The $21,801 charge included $14,002 related to the buyback of inventory from U.S. distributors being converted to direct sales. The inventory was repurchased at its original selling price of $17,127 and was returned to inventory at its manufactured cost of $3,125, resulting in the reversal of gross profit on the original sale totaling $14,002. The 1998 expensed transaction costs represent costs associated with the acquisitions of Howmedica and of the manufacturing rights, facilities and product on-hand for the Company's OP-1 bone growth device (see Note 4.)

In conjunction with the completion of its integration plan, the Company expects that certain additional distributor conversions will be completed through negotiation of contractual terms during 1999, which will result in additional a cquisition-related charges totaling $4,000 to $5,000. The Company also anticipated converting one additional foreign distributor to direct sales at a potential cost of $30,000. However, as of January 27, 2000 (the date the 1998 financial statement restatement was announced), the Company no longer expects to negotiate termination of that distributor agreement. This decision was made as a result of changes in the Company's management in late 1999 and consequent changes in the integration plan with respect to that distributor.

At December 31, 1998, $15,156 of the charges incurred during 1998 were included in acquisition-related reorganization reserves and liabilities, consisting primarily of accruals related to the reorganization of distribution channels that have not yet been completed. All actions are expected to be completed by the end of 2000.

The 1996 special charge for the reorganization of distribution channels related to the implementation of a plan to convert a portion of the Company's distributors to direct sales. The cost of the conversions was based on contractual terms. The charge for asset impairments included $9,678 for property, plant and equipment write-downs and goodwill impairments of $3,900. Both the property and goodwill were written down to fair value. The charge for patent claims was related to patent disputes on certain products. At December 31, 1998, $2,700 related to the 1996 charges was included in other accrued liabilities. The remaining accrual is related to the reorganization of distribution channels that have not yet been completed. The delay in the use of this reserve occurred because the distributor is located in a country where Howmedica has a direct sales operation. The Company has not yet been able to complete the purchase of the Howmedica assets in this country because of the lengthy regulatory approval process there. Regulatory approval is anticipated in late 2000 and the Company anticipates the distributor conversion will take place during 2001.

6. Gain on Patent Judgment

In September 1996, the United States Court of Appeals for the Federal Circuit affirmed the 1995 decision of the Federal District Court for the Eastern District of New York awarding the Company damages, attorneys' fees and interest for infringement of the Company's U.S. patent on its Omniflex Hip System. A petition for rehearing or rehearing en banc was denied by the Federal Circuit Court in December 1996, and the Company was paid $77,600. The Company recognized a pretax gain, net of related legal fees and other expenses, of $61,094, which was included in operating income in 1996.

7. Borrowings

Long-term debt is as follows:

	December 31
	1998	1997
Term loans	$1,150,000
Revolving credit	107,575
Multi-currency loan	230,194
Unsecured bank loans	--	$72,565
Other	15,216	5,511
	1,502,985	78,076
Less current maturities	15,014	73,627
	$1,487,971	$4,449
	=======	====

In December 1998, the Company entered into $1,650,000 of Senior Secured Credit Facilities in conjunction with the acquisition of Howmedica (see Note 4). The facilities provide for $1,150,000 in term loans, a six-year $250,000 U.S. revolving credit facility and a six-year $250,000 reducing multi-currency facility.

The term loans consist of three tranches. Tranche A provides for a six-year $575,000 term loan, Tranche B a seven-year $290,000 term loan and Tranche C an eight-year $285,000 term loan. The term loans bear interest at a base rate, as defined, plus an applicable margin ranging from 1.75% to 3.75%, depending on the leverage ratio of the Company. The six-year $250,000 U.S. revolving credit facility bears interest at a base rate, as defined, plus an applicable margin ranging from 1.75% to 2.75%, depending on the leverage ratio of the Company. The six-year, $250,000 reducing multi-currency facility provides borrowings in yen, euro, U.S. dollars and other negotiated currencies. Multi-currency borrowings bear interest at a base rate, as defined, plus an applicable margin ranging from 1.375% to 2.25% depending on the leverage ratio of the Company. At December 31, 1998, the Company had borrowed yen 11,900,000 and euro 107,100. The multi-currency borrowing acts as a hedge of the Company's investments in Japan and Europe. As a result, adjustments made to the loan balances to reflect applicable currency exchange rates at December 31 are included within accumulated other comprehensive gain (loss) in stockholders' equity. In addition, the revolving credit facility and the multi-currency facility each requires a commitment fee that ranges from 0.375% to 0.50% on the unused portion of the facility depending on the leverage ratio of the Company. At December 31, 1998, the weighted average interest rate for all borrowings under the Senior Secured Credit Facilities was 8.29%.

Effective in January 1999, the Company has fixed the base rate on an $800,000 notional amount of the U.S.-dollar-denominated borrowings at an average rate of 5.7% using interest rate swaps. The interest rate swaps mature over various terms ranging from September 2000 through December 2004.

Borrowings under the credit facilities are guaranteed by certain of the Company's subsidiaries and are fully secured by a substantial portion of the assets of the Company and such subsidiaries. The credit agreement requires the Company to comply with certain financial and other covenants and places certain limitations on the amount of increases in dividend payments. The Company must comply with the financial covenants beginning in 1999.

The unsecured bank loans represented two separate borrowings made to finance the acquisition of the Company's investment in Matsumoto Medical Instruments, Inc. Both loans were Japanese-yen-denominated, were unsecured and bore interest at rates ranging from 4.10% to 4.76%. Both loans matured in August 1998 and were repaid with a portion of the yen-denominated borrowings under the multi-currency facility.

Maturities of debt for the four years succeeding 1999 are: 2000 - $89,025; 2001 - $130,157; 2002 - $171,138; and 2003 - $212,283.

The carrying amounts of the Company's long-term debt approximate their fair values based on the Company's current borrowing rates for similar types of borrowing agreements and quoted market rates. The fair value of the Company's interest rate swap contracts at December 31, 1998 was ($17,679) and at December 31, 1997, approximated its carrying amount. Interest rate swap agreements are valued based on current termination values.

Interest expense on debt, which is included in other income and approximates interest paid, was $12,181 in 1998, $4,117 in 1997 and $4,349 in 1996.

8. Capital Stock

On May 10, 1996, the Company effected a two-for-one stock split. All share and per share data have been adjusted to reflect the stock split as though it had occurred at the beginning of the earliest period presented.

The Company has key employee and director stock option plans under which options are granted at a price not less than fair market value at the date of grant. The options are granted for periods of up to 10 years and become exercisable in varying installments. A summary of stock option activity follows:

		Weighted Average
	Shares	Exercise Price
Options outstanding at January 1, 1996	2,643	$ 9.90
Granted	955	22.50
Canceled	(185)	15.47
Exercised	(219)	9.12
Options outstanding at December 31, 1996	3,195	13.40
Granted	845	28.86
Canceled	(104)	17.72
Exercised	(405)	6.50
Options outstanding at December 31, 1997	3,531	17.77
Granted	1,923	38.60
Canceled	(1,183)	39.93
Exercised	(424)	8.52
Options outstanding at December 31, 1998	3,846	$ 22.39
	====	====
Price range $7.32 - $15.00	1,351	$ 10.90
Price range $15.01 - $30.00	1,513	24.61
Price range $30.01 - $44.625	982	34.76
Options outstanding at December 31, 1998	3,846	$ 22.39
	====	====

Shares reserved for future grants were 9,173 and 840 at December 31, 1998, and 1997, respectively. Exercise prices for options outstanding as of December 31, 1998, ranged from $7.32 to $44.625. A summary of shares exercisable follows:

		Weighted Average
	Shares	Exercise Price
Price range $7.32 - $15.00	1,337	$ 10.88
Price range $15.01 - $30.00	495	23.13
Price range $30.01 - $44.625	32	31.10
Shares exercisable at December 31, 1998	1,864	$ 14.48
	====	====

The Company follows APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Earnings for options issued under Company stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been as follows:

	1998	1997	1996
Net earnings
As reported	$60,000	$125,320	$104,460
Pro forma	57,566	123,619	103,876
Basic earnings per share
As reported	$.62	$1.30	$1.08
Pro forma	.60	1.28	1.07
Diluted earnings per share
As reported	$.61	$1.28	$1.06
Pro forma	.59	1.26	1.06

The weighted average per share fair value of options granted during 1998, 1997 and 1996 estimated on the date of grant using the Black-Scholes option pricing model was $15.74, $11.49 and $9.14, respectively. The fair value of options granted is estimated on the date of grant using the following assumptions:

	1998	1997	1996
Risk-free interest rate	4.75%	5.65%	6.25%
Expected dividend yield	0.30%	0.41%	0.38%
Expected stock price volatility	37.6%	29.4%	29.4%
Expected option life	6.4 years	6.3 years	6.2 years

The Company has 500 authorized shares of $1 par value preferred stock, none of which are outstanding.

9. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                              1998               1997                1996

Net earnings	$60,000	$125,320	$104,460
	=====	======	======
Weighted-average shares outstanding for basic
earnings per share	96,301	96,254	96,838
Effect of dilutive employee stock options	1,829	1,878	1,589
Adjusted weighted-average shares outstanding
for diluted earnings per share	98,130	98,132	98,427
	=====	======	======
Basic earnings per share	$.62	$1.30	$1.08
	=====	======	======
Diluted earnings per share	$.61	$1.28	$1.06
	=====	======	======

10. Retirement Plans

Certain of the Company's subsidiaries have defined benefit plans covering some or all of their employees. Effective in 1998, the Company adopted FASB Statement No. 132, "Employer's Disclosures about Pensions and Other Post-Retirement Benefits", which revises the disclosure requirements related to defined benefit plans. A summary of the information required under the new Statement related to all of the Company's defined benefit plans is as follows:

	December 31
	1998	1997
Change in benefit obligation:
Benefit obligation at beginning of year	$5,839	$6,543
Service cost	906	706
Interest cost	403	245
Plan participants' contributions	16	0
Actuarial gain	(59)	(112)
Foreign exchange impact	336	(1,052)
Acquisitions	27,339	0
Benefits paid	(632)	(491)
Benefit obligation at end of year	34,148	5,839
Change in plan assets:
Fair value of plan assets at beginning of year	4,827	5,409
Actual return	827	28
Employer contributions	786	699
Plan participants' contributions	16	0
Foreign exchange impact	335	(818)
Acquisitions	29,030	0
Benefits paid	(632)	(491)
Fair value of plan assets at end of year	35,189	4,827
Funded status	1,041	(1,012)
Unrecognized net actuarial loss (gain)	1,145	(1,410)
Unrecognized transition amount	126	0
Unrecognized prior service cost	(1,803)	(1,603)
Prepaid (accrued) benefit cost	$509	($4,025)
	=====	======
Amounts recognized in balance sheet:
Prepaid benefit cost	$5,035	$0
Accrued benefit liability	(2,723)	(2,422)
Intangible asset	(1,803)	(1,603)
Net amount recognized	$509	($4,025)
	=====	======
Weighted-average assumptions as of December 31:
Discount rate	5.60%	4.50%
Expected return on plan assets	6.70%	3.00%
Rate of compensation increase	2.40%	2.33%

	1998	1997	1996
Components of net periodic benefit cost:
Service cost	$832	$759	$843
Interest cost	374	263	293
Expected return on plan assets	(316)	(151)	(168)
Amortization of transition amount	8	6	7
Amortization of prior service cost	(98)	(106)	(118)
Recognized actuarial gain	(36)	(47)	(52)
Net periodic benefit cost	$764	$724	$805
	===	===	===

At December 31, 1998, defined benefit plans with plan assets in excess of benefit obligations had plan assets totaling $23,077 and benefit obligations totaling $19,856, and defined benefit plans with benefit obligations in excess of plan assets had plan assets totaling $12,112 and benefit obligations totaling $14,292.

Retirement plan expense under the Company's profit sharing and defined contribution retirement plans totaled $14,332 in 1998, $11,248 in 1997 and $10,147 in 1996.

11. Income Taxes

Earnings before income taxes consist of the following:

	1998	1997	1996
United States operations	$66,899	$180,407	$152,680
Foreign operations	24,011	14,913	13,430
	$90,910	$195,320	$166,110
	=====	======	======

The components of the provision for income taxes follow:

	1998	1997	1996
Current:
Federal	$56,879	$57,608	$74,808
State, including Puerto Rico	8,633	8,648	8,981
Foreign (credit)	(701)	1,784	8,554
	64,811	68,040	92,343
Deferred tax expense (credit)	(33,901)	1,960	(30,693)
	$30,910	$70,000	$61,650
	=====	=====	=====

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

	1998	1997	1996
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State taxes, less effect of federal deduction	3.4	2.4	1.3
Tax benefit relating to operations in Puerto Rico	(6.9)	(1.4)	(1.5)
Earnings of Foreign Sales Corporation	(5.1)	(1.7)	(1.6)
Nondeductible purchased research and development
and permanent differences	6.6	0.1	2.6
Other	1.0	1.6	2.6
	34.0%	36.0%	38.4%
	=====	=====	=====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant temporary differences, which comprise the Company's deferred tax assets and liabilities, are as follows:

	December 31
1998		1997
Deferred Tax Assets:
Inventories	$42,807	$41,041
Accounts receivable and other assets	4,088	11,371
Other accrued expenses	66,196	25,546
Depreciation and amortization	34,901
State taxes	6,411	3,552
Other	5,355	3,295
Total deferred tax assets	159,758	84,805
Deferred tax liabilities:
Depreciation and amortization	(16,818)	370
Other	(7,363)	(3,960)
Total deferred tax liabilities	(24,181)	(3,590)
Total net deferred tax assets	$135,577	$81,215
	======	=====

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31
	1998	1997
Current assets -- Deferred income taxes	$128,589	$78,896
Noncurrent assets -- Other assets	31,169	5,909
Current liabilities -- Accrued expenses and other liabilities	(7,346)
Noncurrent liabilities -- Other liabilities	(16,835)	(3,590)
Total net deferred tax assets	$135,577	$81,215
	======	=====

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings ($196,528 at December 31, 1998) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Total income taxes paid were $56,197 in 1998, $87,462 in 1997 and $62,330 in 1996.

12. Segment and Geographic Data

Effective in the fourth quarter of 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement No. 131 does not affect the Company's results of operations or financial position, but does affect the disclosure of segment information.

Prior to 1998, the Company reported under one business segment. Upon the adoption of Statement No. 131, the Company segregated its operations into three reportable business segments: Orthopaedic Implants, Medical and Surgical Equipment and Physical Therapy Services. The Orthopaedic Implants segment sells orthopaedic reconstructive products such as hip, knee, shoulder and spinal implants and trauma related products. The Medical and Surgical Equipment segment sells powered surgical instruments, endoscopic systems, medical video imaging equipment and patient care and handling systems. The Physical Therapy Services segment provides outpatient physical and occupational rehabilitation services.

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net earnings of each segment. Identifiable assets are those assets used exclusively in the operations of each business segment or that are allocated when used jointly. Corporate assets are principally cash and cash equivalents, short-term investments and property, plant and equipment.

Sales and other financial information by business segment follows:

			Physical
	Orthopaedic	MedSurg	Therapy	Corporate
	Implants	Equipment	Services	Administration	Total
Year ended December 31, 1998
Net sales	$409,644	$577,788	$115,776		$1,103,208
Interest income				$16,501	16,501
Interest expense				12,181	12,181
Depreciation and
amortization expense	16,763	15,987	4,391	455	37,596
Purchased research and
development	83,296				83,296
Acquisition-related charges	21,801			11,193	32,994
Income taxes	(943)	33,584	4,027	(5,758)	30,910
Segment net profit (loss)	248	68,769	7,015	(16,032)	60,000
Total assets	2,147,227	601,406	71,785	54,914	2,875,332
Capital expenditures	21,825	23,881	4,450	1,088	51,244
Year ended December 31, 1997
Net sales	375,028	505,099	100,008		980,135
Interest income				14,963	14,963
Interest expense				4,812	4,812
Depreciation and
amortization expense	12,105	16,983	3,759	417	33,264
Income taxes	40,542	25,764	3,904	(210)	70,000
Segment net profit (loss)	69,447	53,264	6,375	(3,766)	125,320
Total assets	304,944	315,656	62,785	301,690	985,075
Capital expenditures	17,594	13,925	3,525	169	35,213
Year ended December 31, 1996
Net sales	347,178	484,301	78,581		910,060
Interest income				13,339	13,339
Interest expense				8,349	8,349
Depreciation and
amortization expense	12,324	18,420	3,492	414	34,650
Purchased research and
development	7,500				7,500
Special charges	26,893	4,485	2,900		34,278
Gain on patent judgement	61,094				61,094
Income taxes	46,263	12,145	1,724	1,518	61,650
Segment net profit (loss)	71,892	39,393	2,809	(9,634)	104,460
Total assets	301,395	331,388	51,655	309,068	993,506
Capital expenditures	6,916	14,541	5,160	107	26,724

The Company's area of operations outside of the United States, Japan and Europe principally includes the Pacific Rim, Canada, Latin America and the Middle East. Geographic information follows:

	Net	Long-Lived
	Sales	Assets
Year ended December 31, 1998
United States	$728,948	$827,047
Japan	131,282	141,642
Europe	135,273	541,444
Other foreign countries	107,705	32,707
	$1,103,208	$1,542,840
	=======	=======
Year ended December 31, 1997
United States	$633,252	$122,635
Japan	154,308	68,289
Europe	104,376	49,278
Other foreign countries	88,199	2,260
	$980,135	$242,462
	======	======
Year ended December 31, 1996
United States	$564,534	$103,832
Japan	172,522	88,428
Europe	99,177	46,724
Other foreign countries	73,827	985
	$910,060	$239,969
	======	======

Gains (losses) on foreign currency transactions, which are included in other income, totaled ($2,093), $325 and $1,949 in 1998, 1997 and 1996, respectively.

13. Leases

The Company leases various manufacturing and office facilities and equipment under operating leases. Future minimum lease commitments under these leases are as follows:

1999	$27,944
2000	19,853
2001	18,398
2002	14,922
2003	11,117
Thereafter	7,839
$100,073
======

Rent expense totaled $32,676 in 1998, $26,293 in 1997 and $24,915 in 1996.

14. Contingencies

The Company is involved in various claims and legal actions arising in the normal course of business. The Company does not anticipate material losses as a result of these actions beyond amounts already provided in the accompanying financial statements.

SUMMARY OF QUARTERLY DATA

STRYKER CORPORATION AND SUBSIDIARIES

(Unaudited)

(in thousands, except per share amounts)

	1998 Quarter Ended				1997 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31 (a)	March 31	June 30	Sept. 30	Dec. 31 (b)

Net sales	$253,588	$267,273	$260,965	$321,382	$239,536	$248,036	$238,143	$254,420

Gross profit	152,175	155,816	149,155	173,989	141,851	147,504	140,338	152,676

Earnings (loss)
before income
taxes	55,400	54,230	53,460	(72,180)	47,840	46,698	45,785	54,997

Net earnings (loss)	36,010	35,250	34,750	(46,010)	30,020	29,380	28,970	36,950

Net earnings (loss)
per share of
common stock:
Basic	.37	.37	.36	(.48)	.31	.31	.30	.38
Diluted	.37	.36	.35	(.47)	.30	.30	.30	.38

Market price of
common stock:
High	49-1/8	48-11/16	45-1/8	55-3/4	32-3/8	37-7/8	45-5/16	43-9/16
Low	34-3/4	36-7/8	31-7/8	31	24-3/4	24-1/4	35	35

    In the fourth quarter of 1998, the Company recorded a charge of $83,296 for the write-off of purchased research and development and acquisition-related charges of $32,994. Both of these charges relate to the acquisitions of Howmedica and of the manufacturing rights, facilities and product on-hand for the Company's OP-1 bone growth device (see Note 4).
    In the fourth quarter of 1997, the Company reduced the effective tax rate for the year to 36% from 37%, thereby decreasing income tax expense by $1,900.

The price quotations reported above were supplied by the New York Stock Exchange, except for the period prior to July 24, 1997, which were supplied by The NASDAQ Stock Market.

Report of Independent Auditors

Board of Directors

Stryker Corporation

We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998 (as restated for 1998). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 (as restated for 1998), in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Kalamazoo, Michigan

February 9, 1999, except Notes 4 and 5,

as to which the date is February 4, 2000

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

(iii)*

Description of bonus arrangements between the Company and certain officers, including Messrs. Brown, Elenbaas, Laube, Lipes, Mainelli, O'Mahony, Simpson and Winkel. Incorporated by reference to Exhibit 10 (iii) to the Company's Form 10-K for the year ended December 31, 1998 (Commission File No. 0-9165).

Exhibit 11 -	Statement re: computation of per share earnings
(i)	Note 9 - Earnings per Share in Notes to Consolidated Financial Statements included in Item 8 is incorporated herein by reference.

Exhibit 13 -	Annual report to security holders
(i)	Portions of the 1998 Annual Report that are incorporated herein by reference.

Exhibit 21 -	Subsidiaries of the registrant
(i)	List of Subsidiaries. Incorporated by reference to Exhibit 10 (iii) to the Company's Form 10-K for the year ended December 31, 1998 (Commission File No. 0-9165).

Exhibit 23 -	Consents of experts and counsel
(i)	Consent of Independent Auditors dated March 26, 1999.
(ii)	Consent of Independent Auditors dated February 15, 1000.

Exhibit 27 -	Financial data schedule
(i)	Financial data schedule (included in EDGAR filing only).

(b) Reports on Form 8-K filed during the fourth quarter of 1998 and in 1999 through the date of this report.

(1) - Form 8-K dated December 22, 1998
	Item 2. -	Acquisition or Disposition of Assets - Acquisition of Howmedica, the orthopaedic division of Pfizer Inc.

	Item 7. -	Financial Statements and Exhibits - Purchase Agreement and Credit and Guaranty Agreement related to the acquisition of Howmedica

(2) - Form 8-K dated January 12, 1999
	Item 9. -	Sales of Equity Securities Pursuant to Regulations - Issuance of 229,801 shares of $.10 par value common stock for an equivalent number of shares of Matsumoto Medical Instruments, Inc.

(3) - Form 8-K/A dated February 22, 1999
	Item 7. -	Financial Statements and Exhibits - Financial Statements of Howmedica and pro forma financial information for the acquisition of Howmedica

(c) Exhibits - Exhibit Index appears on page 42 of this report.

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

STRYKER CORPORATION

Date: 2/8/00	DAVID J. SIMPSON
David J. Simpson, Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

DEAN H. BERGY
Dean H. Bergy, Vice President, Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JOHN W. BROWN	2/8/00	DAVID J. SIMPSON	2/8/00
John W. Brown, Chairman, President		David J. Simpson, Vice President,
and Chief Executive Officer		Chief Financial Officer and Secretary
(Principal Executive Officer)		(Principal Financial Officer)

HOWARD E. COX, JR.	2/8/00	DEAN H. BERGY	2/8/00
Howard E. Cox, Jr. - Director		Dean H. Bergy, Vice President, Finance
(Principal Accounting Officer)

DONALD M. ENGELMAN	2/8/00	RONDA E. STRYKER	2/8/00
Donald M. Engelman, Ph.D. - Director		Ronda E. Stryker - Director

JEROME H. GROSSMAN	2/8/00	WILLIAM U. PARFET	2/8/00
Jerome H. Grossman, M.D. - Director		William U. Parfet - Director

JOHN S. LILLARD	2/8/00
John S. Lillard - Director

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 31, 1998

STRYKER CORPORATION

KALAMAZOO, MICHIGAN

ITEM 14(a)(1), (2) and (d).

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

STRYKER CORPORATION AND SUBSIDIARIES

The following consolidated financial statements of Stryker Corporation and subsidiaries and report of independent auditors, included in the 1998 Annual Report, are included in Item 8:

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

ITEM 14(c).

Exhibit Index

STRYKER CORPORATION AND SUBSIDIARIES
Exhibit			Page *
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.
	(i)	Form of Stock and Asset Purchase Agreement, dated August 13, 1998.	37**

	(ii)	Form of Amendment No.1 to the Purchase Agreement, dated October 22, 1998.	37**

(3)	Articles of incorporation and by-laws.
	(i)	Restated Articles of Incorporation and amendment thereto dated December 28, 1993.	37**

	(ii)	By Laws.	37**

(4)	Instruments defining the rights of security holders, including indentures.
	(i)	Form of Credit and Guaranty Agreement, dated December 4, 1998.	37**

(10)	Material contracts.
	(i)	1998 Stock Option Plan.	37**

	(ii)	Supplemental Savings and Retirement Plan (as Amended Effective January 1, 1996).	37**

	(iii)	Description of bonus arrangements between the Company and certain officers, including
		Messrs. Brown, Elenbaas, Laube, Lipes, Mainelli, O'Mahony, Simpson and Winkel.	37**

(11)	Statement re: computation of per share earnings.
	(i)	Note 9 - Earnings per Share in Notes to Consolidated Financial Statements included in Item 8 is incorporated herein by reference.	37**

(13)	Annual report to security holders.
	(i)	Portions of the 1998 Annual Report that are incorporated herein by reference.	38**

(21)	Subsidiaries of the registrant.
	(i)	List of Subsidiaries.	38**

(23)	Consents of experts and counsel.
	(i)	Consent of Independent Auditors dated March 26, 1999.	38**
	(ii)	Consent of Independent Auditors dated February 15, 2000.	43

(27)	Financial data schedule.
	(i)	Financial data schedule (included in EDGAR filing only).

* Page number in sequential numbering system where such exhibit can be found, or it is stated that such exhibit is incorporated by reference.

** Incorporated by reference in this Annual Report on Form 10-K/A.

Exhibit 23--Consent of Independent Auditors

We consent to the use of our report dated February 9, 1999, incorporated by reference in the Annual Report on Form 10-K of Stryker Corporation for the year ended December 31, 1998, with respect to the consolidated financial statements, as amended, included in this Form 10-K/A.

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

We also consent to the incorporation by reference in the Registration Statement Number 33-55662 on Form S-8 dated December 11, 1992 and Registration Statement Number 33-32240 on Form S-8 dated November 20, 1989 of our report dated February 9, 1999, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in the Annual Report (From 10-K) of Stryker Corporation, as amended, included in this Form 10-K/A.

/s/ Ernst & Young LLP

Kalamazoo, Michigan

February 15, 2000