Form 10-Q/A
period 1999-03-31
STRYKER CORP
filed 2000-02-22
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q/A No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is hereby filed with respect to that certain Quarterly Report on Form 10-Q for the three months ended March 31, 1999 of Stryker Corporation filed with the Securities and Exchange Commission on May 12, 1999 (the "Form 10-Q"). Part I, Items 1 and 2 "Financial Information" and Part II, Item 6 "Exhibits and Reports on Form 8-K" of the Form 10-Q are hereby amended and restated in their entirety as a result of a restatement of the Company's balance sheet and operating results as of and for the year ended December 31, 1998 to reduce acquisition-related reserves as of December 31, 1998 and acquisition-related charges for the year then ended by $31.0 million ($20.5 million net of tax) and to provide additional disclosures related thereto.

The restatement and the additional disclosures contained herein result from discussions with the Securities and Exchange Commission ("SEC") relating to the accounting for the Company's 1998 acquisition of Howmedica. The Form 10-Q as amended hereby continues to speak as of the date of the Form 10-Q and the disclosures have not been updated to speak to any later date. Any items in the Form 10-Q that are not expressly changed hereby shall be as set forth in the Form 10-Q. All information contained in this Amendment No. 1 and the Form 10-Q is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the filing of the Form 10-Q.

PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

(Unaudited)
	March 31	December 31
	1999	1998
	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$102.6	$124.9
Marketable debt securities	11.4	17.3
Accounts receivable, less allowance of $19.0 (1998 - $21.6)	435.6	425.6
Inventories (A)	534.7	591.0
Deferred income taxes	144.9	128.6
Prepaid expenses and other current assets	50.3	50.9
Total current assets	1,279.5	1,338.3
Property, plant and equipment, less allowance for depreciation
of $167.0 (1998 - 167.7)	391.3	429.5
Other assets
Goodwill, less accumulated amortization of $13.0 (1998 - $8.7)	496.7	475.5
Other intangibles, less accumulated amortization of $19.9
(1998 - $15.6)	407.7	422.5
Deferred charges, less accumulated amortization of $66.2
(1998 - $52.2)	110.7	131.8
Other	77.9	77.8
TOTAL ASSETS	$2,763.8	$2.875.4
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$128.7	$162.4
Accrued compensation	76.1	89.7
Acquisition-related reorganization reserves and liabilities	186.7	175.9
Income taxes	56.5	49.1
Accrued expenses and other liabilities	137.3	176.4
Current maturities of long-term debt	32.8	15.0
Total current liabilities	618.1	668.5
Long-term debt, excluding current maturities	1,478.8	1,488.0
Other liabilities	45.5	46.3
Stockholders' equity
Common stock, $.10 par value:
Authorized - 150.0 shares
Outstanding - 96.8 shares (1998 - 96.5)	9.7	9.7
Additional paid-in capital	24.0	10.5
Retained earnings	640.6	661.4
Accumulated other comprehensive loss	(52.9)	(9.0)
Total stockholders' equity	621.4	672.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,763.8	$2,875.4
	======	======

  Inventories include a step-up of $148.1 million as of March 31, 1999 and $213.1 million as of December 31, 1998 to fair value in connection with the acquisition of Howmedica.

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share amounts)

(Unaudited)

                                         Three Months Ended March 31
	1999	1998
Net sales	$522.4	$253.6
Cost of sales (A)	266.6	100.8
Gross profit	255.8	152.8

Research, development and engineering	25.2	13.0
Selling, general and administrative	202.3	86.3
Restructuring charge	19.7
	247.2	99.3
Other expense (income):
Interest expense	31.9	0.9
Intangibles amortization	8.5	1.3
Other income	(0.3)	(4.1)
	40.1	(1.9)
Earnings (loss) before income taxes	(31.5)	55.4
Income taxes (credit)	(10.7)	19.4
Net earnings (loss)	($20.8)	$36.0
	======	======
Net earnings (loss) per share of common stock
Basic	($0.21)	$0.37
Diluted	($0.21)	$0.37
Average outstanding shares for the period:
Basic	96.8	96.1
Diluted	98.8	98.1

  Includes $62.5 million of additional cost of sales in 1999 for inventory stepped-up to fair value in connection with the Howmedica acquisition.

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Amounts in millions, except per share amounts)

(Unaudited)

				Accumulated
		Additional	Retained	Other
	Common	Paid-In	Earnings	Comprehensive	Total
	Stock	Capital	(Restated)	Gain (Loss)	(Restated)
Balances at January 1, 1999	$9.7	$10.5	$661.4	($9.0)	$672.6

Comprehensive gain (loss):
Net loss			(20.8)		(20.8)
Net unrealized losses on securities				0.1	0.1
Foreign currency translation adjustments				(44.0)	(44.0)
Comprehensive loss for the three
months ended March 31, 1999					(64.7)

Common stock issued in business acquisition		9.7			9.7

Sales of 0.2 shares of common stock
under stock option and benefit plans,
including $1.7 income tax benefit		3.8			3.8
Balances at March 31, 1999	$9.7	$24.0	$640.6	($52.9)	$621.4
	====	====	====	====	====

See accompanying Notes to Condensed Consolidated Financial Statements.

In 1998 the Company declared a cash dividend of twelve cents per share to shareholders of record on December 31, 1998, payable on January 30, 1999. No cash dividends have been declared during 1999.

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)
	Three Months Ended
	March 31
	1999	1998
OPERATING ACTIVITIES
Net earnings (loss)	($20.8)	$36.0
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	18.3	6.6
Amortization	22.7	5.6
Sales of inventory stepped-up to fair value at acquisition	62.5
Restructuring charge	19.7
Payments of restructuring and acquisition-related liabilities	(5.1)
Other	1.2	(0.5)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(25.2)	(9.9)
Inventories	5.4	(14.2)
Deferred charges	(13.5)	(5.9)
Accounts payable	(25.0)	3.8
Payments of acquisition purchase liabilities	(22.2)
Accrued expenses	(28.3)	(21.1)
Income taxes	(5.9)	16.5
Other	(2.7)	(4.6)
Net cash provided by operating activities	(18.9)	12.3

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9.2)	(8.0)
Purchases of marketable securities		(141.3)
Sales and maturities of marketable securities	5.9	73.6
Business acquisitions, net of cash acquired	(2.0)	(12.7)
Net cash used in investing activities	(5.3)	(88.4)

FINANCING ACTIVITIES
Proceeds from borrowings	51.9
Payments on borrowings	(24.6)	(0.4)
Dividends paid	(11.6)	(10.6)
Proceeds from exercise of stock options	3.8	3.6
Other	(7.9)	(0.2)
Net cash used in financing activities	(11.6)	(7.6)
Effect of exchange rate changes on cash and cash equivalents	(9.7)	0.4
Increase (decrease) in cash and cash equivalents	($22.3)	($83.3)
	=====	=====

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1999

(Amounts in millions, Except Per Share Amounts)

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

Note 2. RESTATEMENT OF BALANCE SHEETS

On January 27, 2000, the Company announced a restatement of its financial statements for the year ended December 31, 1998 to reduce acquisition-related charges recorded in the fourth quarter of 1998. The restatement results from discussions with the Securities and Exchange Commission relating to the Company's accounting for the acquisition of Howmedica. The 1998 acquisition-related charges had previously included $31.0 million in reserves for the conversion of certain foreign distributors to direct sales where contractual terms had not been reached as of December 31, 1998. The Company has reversed this reserve as of December 31, 1998 and restated its previously reported Condensed Consolidated Balance Sheets as follows:

	March 31, 1999		December 31, 1998
	As Reported	Restated	As Reported	Restated
Current deferred income taxes	$155.4	$144.9	$139.1	$128.6
Total current assets	1,290.0	1,279.5	1,348.9	1,338.3
Total assets	2,774.3	2,763.8	2,885.9	2,875.4
Acquisition-related reorganization reserves and liabilities	217.7	186.7	206.9	175.9
Total current liabilities	649.1	618.1	699.5	668.5
Retained earnings	620.1	640.6	640.9	661.4
Total stockholders' equity	600.9	621.4	652.1	672.6
Total liabilities and stockholders' equity	2,774.3	2,763.8	2,885.9	2,875.4

Note 3. INVENTORIES

Inventories are as follows:

	March 31	December 31
	1999	1998
Finished goods	$428.2	$488.9
Work-in-process	56.7	49.8
Raw material	57.3	59.8
FIFO Cost	542.2	598.5
Less LIFO reserve	7.5	7.5
	$534.7	$591.0
	=====	=====

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

Note 4. HOWMEDICA ACQUISITION

On December 4, 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc., for $1,650.0 million in cash. Howmedica develops, manufactures and markets a wide range of specialty medical products utilized in the treatment of musculoskeletal disorders. Howmedica products include hip and knee implants for primary and revision surgery, bone cement, trauma systems used in bone repair, craniomaxillofacial fixation devices and specialty surgical equipment used in neurosurgery. The acquisition was funded with cash and cash equivalents and approximately $1,500.0 million borrowed under $1,650.0 million of credit facilities established in December 1998. The acquisition of Howmedica was accounted for using the purchase method of accounting. For further discussion of the preliminary allocation of the purchase price and certain other information regarding the acquisition see Note 4 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and Howmedica. In conjunction with the integration plan, the Company recorded additional purchase liabilities of approximately $111.2 million at December 4, 1998. The Company also incurred certain costs and charges related to the acquisition that were charged to operations during the fourth quarter of 1998, including $21.8 million related to the reorganization of Stryker's distribution channels to accommodate the integration of the Howmedica sales force. The reorganization of Stryker's distribution channels encompasses the conversion of all remaining Osteonics distributors in the U.S. and certain distributors in Europe to direct sales in the form of branches or agents. These conversions provide the Company greater control over its distribution channels and facilitate the integration with the Howmedica organization. The Company believes this action will improve its ability to manage the sales and marketing of competing Stryker and Howmedica branded products within individual markets. The $21.8 million charge included $14.0 million related to the buyback of inventory from U.S. distributors being converted to direct sales. The inventory was repurchased at its original selling price of $17.1 million and was returned to inventory at its manufactured cost of $3.1 million, resulting in the reversal of gross profit on the original sale totaling $14.0 million.

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

Certain of the activities for which additional purchase liabilities are recorded have been completed during the first quarter of 1999. The conversion of Howmedica's distribution network to direct sales is complete. Planned workforce reductions covering approximately 680 Howmedica employees have been completed. The remaining workforce reductions are expected to be completed by the third quarter of 2000. Payments of distributor conversion obligations and severance and related costs are expected to be completed in the first half of 2001. Howmedica's U.S. craniomaxillofacial facility was closed during the first quarter of 1999 and the two Howmedica facilities in Europe are expected to be closed by the third quarter of 1999. The remaining leased facilities in the U.S. are expected to be closed by the first quarter of 2000 in accordance with the plan. Facility closure and contractual obligations include lease obligation payments which extend to 2008.

The following table provides a rollforward from December 31, 1998 to March 31, 1999 of the additional purchase liabilities recorded in connection with the acquisition of Howmedica (in millions):

			Facility
	Severance		Closures &
	& Related	Distributor	Contractual
	Costs	Conversions	Obligations

Balances at December 31, 1998	$68.8	$27.8	$12.8
Additions	1.2
Payments	(15.3)	(6.9)
Foreign currency translation effects	(1.3)	(0.1)	(0.3)

Balances at March 31, 1999	$53.4	$20.8	$12.5
	====	===	====

Note 5. BUSINESS ACQUISITION

In January 1999, the Company acquired the remaining outstanding common stock of Matsumoto Medical Instruments, Inc., its Japanese distributor, thereby increasing its direct ownership to 100% (83% at December 31, 1998) for cash of $1.0 million and 0.2 shares of Stryker common stock ($9.7 million value). The acquisition was accounted for by the purchase method and pro forma consolidated results would not differ significantly from reported results. The use of Stryker common stock represents a non-cash investing activity which is not reflected in the Condensed Consolidated Statements of Cash Flows.

Note 6. RESTRUCTURING AND ACQUISITION-RELATED CHARGES

In the first quarter of 1999, the Company recognized a $19.7 million restructuring charge. The charge relates to the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. Approximately $17.6 million of the charge is to cover severance-related costs for approximately 130 terminated employees and $2.1 million relates to costs associated with the discontinuance of the ophthalmology product line. Planned workforce reductions covering approximately 80 employees have been completed. The remaining headcount reductions are expected to be completed in 2000. The $2.1 million in costs for the discontinuance of the ophthalmology product line is to cover the expected obsolescence of remaining ophthalmology inventories. The Company plans on exiting the ophthalmology business by the end of 1999. Net sales of ophthalmology products were $2.8 million in the first quarter of 1999 and $11.8 million for all of 1998.

As described in Note 3 to this report and in Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company incurred certain costs and charges related to the Howmedica acquisition that were charged to operations during the fourth quarter of 1998. In conjunction with the completion of its integration plan, the Company expects that certain additional distributor conversions will be completed through negotiation of contractual terms during the fourth quarter of 1999, which will result in additional acquisition-related charges totaling $4 - $5 million. The Company also anticipated converting one additional foreign distributor to direct sales at a potential cost of $30 million. However, as of January 27, 2000 (the date the 1998 financial statement restatement described in Note 2 was announced) the Company no longer expects to negotiate termination of that distributor agreement. This decision was made as a result of changes in the Company's management in late 1999 and consequent changes in the integration plan with respect to that distributor.

The Company has not utilized $2.7 million of reserves related to distributor reorganizations which were charged to operations in 1996. The delay in the use of this reserve occurred because the distributor is located in a country where Howmedica has a direct sales operation. The Company has not yet been able to complete the purchase of the Howmedica assets in this country because of the lengthy regulatory approval process there. Regulatory approval is anticipated in late 2000 and the Company anticipates the distributor conversion will take place during 2001.

The following table provides a rollforward from December 31, 1998 to March 31, 1999 of remaining liabilities associated with acquisition-related, restructuring and special pre-tax charges recorded by the Company in 1996, 1998 and 1999 (in millions):

	Distributor	Severance &	Discontinuance
	Conversions	Related Costs	of Product Line
Balances at December 31, 1998	$17.8
Additions recognized as charges in the 1999
Condensed Consolidated Statements of Earnings		$17.6	$2.1
Payments	(4.7)
Foreign currency translation effects		(0.5)	(0.1)
Balances at March 31, 1999	$13.1	$17.1	$2.0
	===	===	===

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

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The segment data shown below reflects segment net profit (loss) before and after nonrecurring charges. Nonrecurring charges include the Japan restructuring charge (see Note 6) and the additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition for the three months ended March 31, 1999. The Japan restructuring charge was first allocated to the Company's business segments on a specific identification basis with any remaining amounts being allocated by business segment sales in Japan. The additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition was allocated to the Company's business segments on a specific identification basis.

Sales and net profit (loss) by business segment follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended March 31, 1999
Net sales	$315.1	$176.6	$30.7	$522.4
Segment net profit (loss) before nonrecurring charges	34.6	18.1	(19.2)	33.5
Segment net profit (loss) after nonrecurring charges	(8.9)	6.6	(18.5)	(20.8)

Three Months Ended March 31, 1998
Net sales	$94.6	$132.7	$26.3	$253.6
Segment net profit	16.8	17.8	1.4	36.0

Sales and pro forma sales by segment for 1998 follows:

                          1998 Actual Sales

	Q1	Q2	Q3	Q4	Total
Product line sales
Orthopaedic Implants	$94.6	$97.9	$89.6	$127.5	$409.6
MedSurg Equipment	132.7	140.8	141.1	163.2	577.8
Physical Therapy Services	26.3	28.6	30.3	30.6	115.8
Total net sales	$253.6	$267.3	$261.0	$321.3	$1,103.2
	=====	=====	=====	=====	=====

                          1998 Pro Forma Sales (1)

	Q1	Q2	Q3	Q4	Total
Domestic/international sales
Domestic	$269.4	$277.0	$274.7	$277.5	$1,098.6
International	193.3	198.4	179.2	236.1	807.0
Total pro forma net sales	$462.7	$475.4	$453.9	$513.6	$1,905.6
	=====	=====	=====	=====	======

Product line sales
Orthopaedic Implants	$281.1	$279.6	$255.4	$295.4	$1,111.5
MedSurg Equipment	155.3	167.2	168.2	187.6	678.3
Physical Therapy Services	26.3	28.6	30.3	30.6	115.8
Total net sales	$462.7	$475.4	$453.9	$513.6	$1,905.6
	=====	=====	=====	=====	======

(1)  The pro forma sales information includes Howmedica's sales for a comparable period but does not necessarily reflect the consolidated       sales that would have occurred had Stryker and Howmedica operated as a combined entity during that period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth domestic/international and product line sales information for the three months ended March 31 (in millions):
				% Change
			Pro Forma	99/Pro
	1999	1998	1998 (1)	99/98	Forma 98
Domestic/international sales
Domestic	$302.5	$171.2	$269.4	77	12
International	219.9	82.4	193.3	167	14
Total net sales	$522.4	$253.6	$462.7	106	13
	======	======	======
Product line sales
Orthopaedic Implants	$3151	$94.6	$281.1	233	12
MedSurg Equipment	176.6	132.7	155.3	33	14
Physical Therapy Services	30.7	26.3	26.3	17	17
Total net sales	$522.4	$253.6	$462.7	106	13
	======	======	======

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

The Company's domestic sales increased 77% (12% on a pro forma basis) in the first quarter of 1999 compared to 1998. The domestic sales increase is a result of the Howmedica acquisition and from strong shipments of orthopaedic implants, powered surgical instruments, endoscopic equipment, hospital beds and stretchers and increased revenue from physical therapy services. Howmedica's U.S. sales for the first quarter were $104.1 million, representing an increase of 6% over its sales for the first quarter of last year. International sales increased 167% (14% on a pro forma basis) in the first quarter of 1999 as a result of the Howmedica acquisition and strong shipments of Stryker products. Howmedica's international sales for the first quarter were $122.9 million, representing an increase of 11% over its sales for the first quarter of last year. Foreign currency comparisons were favorable in the first quarter adding $3.8 million ($7.2 million on a pro forma basis), or 5% (4% on a pro forma basis), to the dollar value of international sales.

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

In conjunction with the completion of its integration plan, the Company expects that additional conversions of distributors to direct sales related to the Howmedica acquisition will be completed through negotiation of contractual terms during the fourth quarter of 1999, which will result in additional acquisition-related charges totaling $4 - $5 million. The Company also anticipated converting one additional foreign distributor to direct sales at a potential cost of $30 million. However, as of January 27, 2000 (the date the 1998 financial statement restatement described in Note 2 to the Condensed Consolidated Financial Statements was announced) the Company no longer expects to negotiate termination of that distributor agreement. This decision was made as a result of changes in the Company's management in late 1999 and consequent changes in the integration plan with respect to that distributor.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and financial position has remained stable since December 31, 1998. Working capital at March 31, 1999 decreased $8.4 million to $661.4 million from $669.8 million at December 31, 1998. Accounts receivable days sales outstanding at the end of the first quarter increased four days to 74 days from 70 days at December 31, 1998. The higher days sales outstanding at March 31, 1999 is the result of the higher mix of international sales, which typically have longer accounts receivable terms. Days sales in inventory increased to 174 days at March 31, 1999 from 157 days at December 31, 1998. Inventory days are higher because of the greater mix of implant sales, which have higher inventory requirements.

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

PART II. - OTHER INFORMATION

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

STRYKER CORPORATION
(Registrant)

February 21, 2000	/s/ JOHN W. BROWN
Date	John W. Brown, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

February 21, 2000	/s/ DAVID J. SIMPSON
Date	David J. Simpson, Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)