Form 10-Q/A
period 1999-06-30
STRYKER CORP
filed 2000-02-22
CIK 310764

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is hereby filed with respect to that certain Quarterly Report on Form 10-Q for the three month and six month periods ended June 30, 1999 of Stryker Corporation filed with the Securities and Exchange Commission on July 27, 1999 (the "Form 10-Q"). Part I, Items 1 and 2 "Financial Information" and Part II, Item 6 "Exhibits and Reports on Form 8-K" of the Form 10-Q are hereby amended and restated in their entirety as a result of a restatement of the Company's balance sheet and operating results as of and for the year ended December 31, 1998 to reduce acquisition-related reserves as of December 31, 1998 and acquisition-related charges for the year then ended by $31.0 million ($20.5 million net of tax) and to provide additional disclosures related thereto.

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

PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

(Unaudited)
	June 30	December 31
	1999	1998
	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$68.2	$124.9
Marketable debt securities	11.4	17.3
Accounts receivable, less allowance of $19.0 million ($1998 - $21.6)	455.8	425.6
Inventories (A)	473.5	591.0
Deferred income taxes	137.6	128.6
Prepaid expenses and other current assets	41.7	50.9
Total current assets	1,188.2	1,338.3
Property, plant and equipment, less allowance for depreciation of $194.5 (1998 - $167.7)	386.8	429.5
Other assets
Goodwill, less accumulated amortization of $17.7 (1998 - $8.7)	462.1	475.5
Other intangibles, less accumulated amortization of $22.2 (1998 - $15.6)	400.3	422.5
Deferred charges, less accumulated amortization of $78.1 (1998 - $52.2)	110.1	131.8
Other	97.7	77.8
TOTAL ASSETS	$2,645.2	$2,875.4
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$98.7	$162.4
Accrued compensation	85.7	89.7
Acquisition-related reorganization reserves and liabilities	157.2	175.9
Income taxes	37.1	49.1
Accrued expenses and other liabilities	159.2	176.4
Current maturities of long-term debt	50.2	15.0
Total current liabilities	588.1	668.5
Long-term debt, excluding current maturities	1,400.3	1,488.0
Other liabilities	53.5	46.3
Stockholders' equity
Common stock, $.10 par value:
Authorized - 150.0 shares
Outstanding - 96.9 shares (1998 - 96.5)	9.7	9.7
Additional paid-in capital	25.2	10.5
Retained earnings	636.9	661.4
Accumulated other comprehensive loss	(68.5)	(9.0)
Total stockholders' equity	603.3	672.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,645.2	$2,875.4
	======	======
  Inventories include a step-up of $83.0 million as of June 30, 1999 and $213.0 million as of December 31, 1998 to fair value in connection with the acquisition of Howmedica.

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share amounts)

(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	1999	1998	1999	1998
Net sales	$523.3	$267.3	$1,045.7	$520.9
Cost of sales (A)	263.1	110.8	529.7	211.6
Gross profit	260.2	156.5	516.0	309.3

Research, development and engineering	26.3	15.5	51.5	28.5
Selling, general and administrative	201.6	88.7	403.9	175.0
Restructuring charge			19.7
	227.9	104.2	475.1	203.5

Other expense (income):
Interest expense	32.0	0.9	63.9	1.8
Intangibles amortization	8.5	1.3	17.0	2.6
Other income	(2.0)	(4.1)	(2.3)	(8.2)
	38.5	(1.9)	78.6	(3.8)
	======	======	======	======
Earnings (loss) before income taxes	(6.2)	54.2	(37.7)	109.6
Income taxes (credit)	(2.5)	18.9	(13.2)	38.3
Net earnings (loss)	($3.7)	$35.3	($24.5)	$71.3
	======	======	======	======
Net earnings (loss) per share of
common stock:
Basic	($0.04)	$0.37	($0.25)	$0.74
Diluted	($0.04)	$0.36	($0.25)	$0.73

Average outstanding shares for the period:
Basic	96.9	96.3	96.8	96.2
Diluted	99.3	98.2	99.1	98.1
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

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Amounts in millions, except per share amounts)

(Unaudited)
				Accumulated
		Additional	Retained	Other
	Common	Paid-In	Earnings	Comprehensive	Total
	Stock	Capital	(Restated)	Gain (Loss)	(Restated)
Balances at January 1, 1999	$9.7	$10.5	$661.4	($9.0)	$672.6

Comprehensive gain (loss):
Net loss			(24.5)		(24.5)
Net unrealized losses on securities				(0.2)	(0.2)
Foreign currency translation adjustments				(59.3)	(59.3)
Comprehensive loss for the six
months ended June 30, 1999					(84.0)

Common stock issued in business acquisition		9.7			9.7

Sales of 0.2 shares of common stock under stock option
and benefit plans, including $1.4 income tax benefit		5.0			5.0
Balances at June 30, 1999	$9.7	$25.2	$636.9	($68.5)	$603.3
	======	======	======	======	======

See accompanying Notes to Condensed Consolidated Financial Statements.

In 1998 the Company declared a cash dividend of twelve cents per share to shareholders of record on December 31, 1998, payable on January 30, 1999. No cash dividends have been declared during 1999.

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)
	Six Months Ended
	June 30
	1999	1998
OPERATING ACTIVITIES
Net earnings (loss)	($24.5)	$71.3
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	34.2	13.2
Amortization	45.4	9.0
Sales of inventory stepped-up to fair value at acquisition	127.9
Restructuring charge	19.7
Payments of restructuring and acquisition-related liabilities	(13.7)
Other	2.4	(0.8)
Changes in operating assets and liabilities, net of effects of:
business acquisitions:
Accounts receivable	(50.6)	(17.9)
Inventories	(10.9)	(16.3)
Deferred charges	(30.1)	(11.6)
Accounts payable	(37.5)	(0.1)
Payments of acquisition purchase liabilities	(42.9)
Accrued expenses	8.2	(13.0)
Income taxes	(26.9)	0.7
Other	19.2	(7.0)
Net cash provided by operating activities	19.9	27.5

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(29.5)	(19.4)
Purchases of marketable securities	(2.5)	(187.5)
Sales and maturities of marketable securities	8.4	113.1
Business acquisitions, net of cash acquired	(7.7)	(25.4)
Net cash used in investing activities	(31.3)	(119.2)

FINANCING ACTIVITIES
Proceeds from borrowings	65.0
Payments on borrowings	(93.8)	(0.5)
Dividends paid	(11.6)	(10.6)
Proceeds from exercise of stock options	5.0	5.2
Other	(8.3)	(0.4)
Net cash used in financing activities	(43.7)	(6.3)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(0.7)
Decrease in cash and cash equivalents	($56.7)	($98.7)
	======	======

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

	June 30, 1999		December 31, 1998
	As Reported	Restated	As Reported	Restated
Current deferred income taxes	$148.1	$137.6	$139.1	$128.6
Total current assets	1,198.7	1,188.2	1,348.8	1,338.3
Total assets	2,655.7	2,645.2	2,885.9	2,875.4
Acquisition-related reorganization reserves and liabilities	188.2	157.2	206.9	175.9
Total current liabilities	619.1	588.1	699.5	668.5
Retained earnings	616.4	636.9	640.9	661.4
Total stockholders' equity	582.8	603.3	652.1	672.6
Total liabilities and stockholders' equity	2,655.7	2,645.2	2,885.9	2,875.4

Note 3. INVENTORIES

Inventories are summarized as follows:

	June 30	December 31
	1999	1998
Finished goods	$374.2	$488.9
Work-in-process	56.5	49.8
Raw material	50.3	59.8
FIFO Cost	481.0	598.5
Less LIFO reserve	7.5	7.5
	$473.5	$591.0
	======	======

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

Many of the activities for which additional purchase liabilities are recorded have been completed during the first six months of 1999. The conversion of Howmedica's distribution network to direct sales is complete. Planned workforce reductions covering approximately 790 Howmedica employees have been completed. The remaining workforce reductions are expected to be completed by the third quarter of 2000. Payments of distributor conversion obligations and severance and related costs are expected to be completed in the first half of 2001. The Howmedica facility in Europe used for centralized administrative functions and Howmedica's U.S. craniomaxillofacial facility were closed during 1999 and the Howmedica facility in Europe used for centralized warehousing and distribution is expected to be closed in the third quarter of 1999. The remaining leased facilities in the U.S. are expected to be closed by the first quarter of 2000 in accordance with the plan. Facility closure and contractual obligations include lease obligation payments which extend to 2008.

The following table provides a rollforward from December 31, 1998 to June 30, 1999 of the additional purchase liabilities recorded in connection with the acquisition of Howmedica (in millions):

			Facility
	Severance		Closures &
	& Related	Distributor	Contractual
	Costs	Conversions	Obligations

Balances at December 31, 1998	$68.8	$27.8	$12.8
Additions	1.4
Payments	(31.0)	(11.1)	(0.8)
Foreign currency translation effects	(1.5)	(0.1)	(0.4)
Balances at June 30, 1999	$37.7	$16.6	$11.6
	======	======	======

Note 5. BUSINESS ACQUISITIONS

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

As described in Note 3 to this report and in Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company incurred certain costs and charges related to the Howmedica acquisition that were charged to operations during the fourth quarter of 1998. In conjunction with the completion of its integration plan, the Company expects that certain additional distributor conversions will be completed through negotiation of contractual terms during the fourth quarter of 1999, which will result in additional acquisition-related charges totaling $4-$5 million. The Company also anticipated converting one additional foreign distributor to direct sales at a potential cost of $30 million. However, as of January 27, 2000 (the date the 1998 financial statement restatement described in Note 2 was announced) the Company no longer expects to negotiate termination of that distributor agreement. This decision was made as a result of changes in the Company's management in late 1999 and consequent changes in the integration plan with respect to that distributor.

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

The following table provides a rollforward from December 31, 1998 to June 30, 1999 of remaining liabilities associated with acquisition-related, restructuring and special pre-tax charges recorded by the Company in 1996, 1998 and 1999 (in millions):

	Distributor	Severance &	Discontinuance
	Conversions	Related Costs	of Product Line
Balances at December 31, 1998	$17.8
Additions recognized as charges in the 1999
Condensed Consolidated Statements of Earnings		$17.6	$2.1
Payments	(7.0)	(6.2)
Foreign currency translation effects		(0.5)	(0.1)
Balances at June 30, 1999	$10.8	$10.9	$2.0
	======	======	======

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

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The segment data shown below reflects segment net profit (loss) before and after nonrecurring charges. Nonrecurring charges include the Japan restructuring charge recognized in the first quarter ended March 31, 1999 (see Note 6) and the additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition for the three month and six month periods ended June 30, 1999. The Japan restructuring charge was first allocated to the Company's business segments on a specific identification basis with any remaining amounts being allocated by business segment sales in Japan. The additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition was allocated to the Company's business segments on a specific identification basis.

Sales and net profit (loss) by business segment follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended June 30, 1999
Net sales	$308.0	$182.5	$32.8	$523.3
Segment net profit (loss) before nonrecurring charges	35.4	22.6	(20.0)	38.0
Segment net profit (loss) after nonrecurring charges	(1.3)	17.6	(20.0)	(3.7)

Three Months Ended June 30, 1998
Net sales	$97.9	$140.8	$28.6	$267.3
Segment net profit	19.1	15.0	1.2	35.3

Six Months Ended June 30, 1999
Net sales	$623.1	$359.1	$63.5	$1,045.7
Segment net profit (loss) before nonrecurring charges	70.0	40.8	(39.4)	71.4
Segment net profit (loss) after nonrecurring charges	(9.3)	24.2	(39.4)	(24.5)

Six Months Ended June 30, 1998
Net sales	$192.5	$273.5	$54.9	$520.9
Segment net profit	36.2	33.0	2.1	71.3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth domestic/international and product line sales information (in millions):

	Three Months Ended June 30
				% Change
			Pro Forma	99/Pro
	1999	1998	1998 (1)	99/98	Forma 98
Domestic/international sales
Domestic	$300.9	$179.6	$277.0	68	9
International	222.4	87.7	198.4	154	12
Total net sales	$523.3	$267.3	$475.4	96	10
	======	======	======
Product line sales
Orthopaedic Implants	$308.0	$97.9	$279.6	215	10
MedSurg Equipment	182.5	140.8	167.2	30	9
Physical Therapy Services	32.8	28.6	28.6	15	15
Total net sales	$523.3	$267.3	$475.4	96	10
	======	======	======

	Six Months Ended June 30
				% Change
			Pro Forma	99/Pro
	1999	1998	1998 (1)	99/98	Forma 98
Domestic/international sales
Domestic	$603.4	$350.8	$546.4	72	10
International	442.3	170.1	391.7	160	13
Total net sales	$1,045.7	$520.9	$938.1	101	11
	======	======	======
Product line sales
Orthopaedic Implants	$623.1	$192.5	$560.7	224	11
MedSurg Equipment	359.1	273.5	322.5	31	11
Physical Therapy Services	63.5	54.9	54.9	16	16
Total net sales	$1,045.7	$520.9	$938.1	101	11
	======	======	======

    The pro forma sales information includes Howmedica's sales for a comparable period but does not necessarily reflect the consolidated sales that would have occurred had Stryker and Howmedica operated as a combined entity during that period.

Stryker Corporation's net sales increased 101% in the first six months of 1999 to $1,045.7 million from $520.9 million in 1998. Net sales increased $449.8 million, or 86%, as a result of the Howmedica acquisition. Net sales also grew by 10% as a result of increased unit volume; 3% as a result of other acquired businesses; 1% due to changes in foreign currency exchange rates, and 1% related to higher selling prices from the conversion of distributors to direct sales. For the second quarter, net sales increased 96% when compared to the second quarter of 1998. Net sales increased $222.8 million, or 83%, as a result of the Howmedica acquisition; 8% due to increased unit volume; 3% due to other acquired business; 1% due to changes in foreign currency exchange rates, and 1% due to higher selling prices from the conversion of distributors to direct sales.

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

Worldwide sales of Orthopaedic Implants were $308.0 million for the second quarter and $623.1 million for the first half of 1999 representing increases of 215% and 224%, respectively, (10% and 11%, respectively, on a pro forma basis) as a result of the Howmedica acquisition and higher shipments of reconstructive, trauma and spinal implants. Stryker's Osteonics and Dimso implants increased 14% in the second quarter and 16% in the first half of 1999, while Howmedica's implant lines increased 8% in the second quarter and 9% in the first half of 1999. Worldwide sales of MedSurg Equipment were $182.5 million for the second quarter and $359.1 million for the first half of 1999 representing increases of 30% and 31%, respectively, (9% and 11% on a pro forma basis) based on higher shipments of powered surgical instruments, endoscopic systems and hospital beds and stretchers along with the Leibinger craniomaxillofacial products and other lines acquired with Howmedica. The Stryker lines increased 11% in the second quarter and 14% in the first half of 1999 and the Howmedica lines were down 3% compared to the prior year for both periods. Physical Therapy Services revenue increased 15% in the second quarter and 16% in the first half of 1999 as a result of new physical therapy centers and acquisitions.

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

In conjunction with the completion of its integration plan related to the Howmedica acquisition, the Company expects that additional conversions of distributors to direct sales will be completed through negotiation of contractual terms during the fourth quarter of 1999, which will result in additional acquisition-related charges totaling $4-$5 million. The Company also anticipated converting one additional foreign distributor to direct sales at a potential cost of $30 million. However, as of January 27, 2000 (the date the 1998 financial statement restatement described in Note 2 to the Condensed Consolidated Financial Statements was announced) the Company no longer expects to negotiate termination of that distributor agreement. This decision was made as a result of changes in the Company's management in late 1999 and consequent changes in the integration plan with respect to that distributor.

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

The effective tax rate for the first six months of 1999 and 1998 was 35%. The effective rate in the second quarter increased to 40.3% from 34.9% in 1998 in order to adjust the 1999 first half effective rate to 35% from the 34% used in the first quarter of 1999. The increase in the rate from the first quarter of 1999 to the second quarter is due to a more unfavorable mix of operating results among tax jurisdictions. The net loss for the first half of 1999 was $24.5 million (basic and diluted earnings per share of $0.25) compared to net earnings of $71.3 million in 1998. The net loss for the second quarter of 1999 was $3.7 million (basic and diluted earnings per share of $.04) compared to net earnings of $35.3 million in 1998. Excluding the non recurring charges, net earnings for the first six months increased to $71.4 million from $71.3 million in 1998, basic earnings per share of $.74 was the same as the prior year and diluted earnings per share decreased 1% to $.72. For the second quarter net earnings excluding non recurring charges increased 8% to $38.0 million from $35.3 million in 1998, basic earnings per share increased 5% to $.39 and diluted earnings per share increased 6% to $.38, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and financial position has remained stable since December 31, 1998. Working capital at June 30, 1999 decreased $69.7 million to $600.1 million from $669.8 million at December 31, 1998. The working capital decrease is due to the use of cash to reduce total outstanding debt by $52.5 million. Accounts receivable days sales outstanding at the end of the second quarter of 1999 increased eight days to 78 days from 70 days at December 31, 1998. The higher days sales outstanding at June 30, 1999 is the result of the higher mix of international sales, which typically have longer accounts receivable terms. Days sales in inventory, net of purchase accounting step-up, increased to 181 days at June 30, 1999 from 157 days at December 31, 1998. Inventory days are higher because of the greater mix of implant sales, which have higher inventory requirements.

The Company generated cash of $19.9 million in operations in the first six months of 1999, compared to $27.5 million in 1998. The generation of cash in the first six months of 1999 is the result of strong cash earnings (net loss plus non-cash adjustments) partially offset by the increase in accounts receivable, payments of acquisition-related liabilities such as severance costs and distributor termination payments and the decrease in accounts payable, income taxes and other accrued expenses. In 1999 the Company used cash of $29.5 million for capital expenditures, $11.6 million to pay dividends and $7.7 million for business acquisitions. In addition, the Company borrowed an additional $65.0 million under the existing credit facilities to fund cash flow needs in the first six months and made repayments against the credit facilities of $93.8 million during the first half.

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

OTHER MATTERS

The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies. In the first half of 1999, the weakening of foreign currencies reduced the value of these investments in net assets by $68.5 million. The loss is deferred and is recorded as a component of accumulated other comprehensive gain (loss) in stockholders' equity.

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

The Company expects that most of its subsidiaries and divisions will have completed necessary upgrades to be Y2K compliant by September 30, 1999, with two locations expecting to be Y2K compliant by November 1, 1999. All of the Company's products that contain embedded chips are now believed to be Y2K compliant. The Company will continue testing and documentation efforts throughout 1999 and will formulate and finalize any contingency plans needed during that time. These contingency plans will address worst-case scenarios if needed conversions or modifications are not made to certain key systems as well as worst-case scenarios for key third party relationships affected by Y2K. The total estimated incremental cost for the Y2K project is approximately $8.1 million, of which $4.0 million had been spent through June 30, 1999. All costs will be expensed as incurred and will be funded through operating cash flows.

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

PART II.-OTHER INFORMATION

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

Form 8-K dated June 14, 1999

Item 7. Financial Statements and Exhibits - Amendment to Credit and Guaranty Agreement related to the Howmedica acquisition.

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