Form 10-Q/A
period 1999-09-30
STRYKER CORP
filed 2000-02-22
CIK 310764

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is hereby filed with respect to that certain Quarterly Report on Form 10-Q for the three month and nine month periods ended September 30, 1999 of Stryker Corporation filed with the Securities and Exchange Commission on November 15, 1999 (the Form 10-Q). Part I, Items 1 and 2 "Financial Information" and Part II, Item 6 "Exhibits and Reports on Form 8-K" of the Form 10-Q are hereby amended and restated in their entirety as a result of a restatement of the Company's balance sheet and operating results as of and for the year ended December 31, 1998 to reduce acquisition-related reserves as of December 31, 1998 and acquisition-related charges for the year then ended by $31.0 million ($20.5 million net of tax) and to provide additional disclosures related thereto.

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

PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

(Unaudited)
	September 30	December 31
	1999	1998
	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$91.1	$124.9
Marketable debt securities	11.4	17.3
Accounts receivable, less allowance of $20.6 million ($1998 - $21.6)	447.5	425.6
Inventories (A)	430.9	591.0
Deferred income taxes	160.3	128.6
Prepaid expenses and other current assets	41.9	50.9
Total current assets	1,183.1	1,338.3
Property, plant and equipment, less allowance for depreciation of $213.5 (1998 - $167.7)	397.2	429.5
Other assets
Goodwill, less accumulated amortization of $18.9 (1998 - $8.7)	490.2	475.5
Other intangibles, less accumulated amortization of $29.9 (1998 - $15.6)	399.4	422.5
Deferred charges, less accumulated amortization of $93.2 (1998 - $52.2)	115.5	131.8
Other	106.3	77.8
TOTAL ASSETS	$2,691.7	$2,875.4
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$117.8	$162.4
Accrued compensation	104.0	89.7
Acquisition-related reorganization reserves and liabilities	150.3	175.9
Income taxes	40.3	49.1
Accrued expenses and other liabilities	154.7	176.4
Current maturities of long-term debt	76.4	15.0
Total current liabilities	643.5	668.5
Long-term debt, excluding current maturities	1,347.6	1,488.0
Other liabilities	54.5	46.3
Stockholders' equity
Common stock, $.10 par value:
Authorized - 150.0 shares
Outstanding - 96.9 shares (1998 - 96.5)	9.7	9.7
Additional paid-in capital	25.7	10.5
Retained earnings	637.0	661.4
Accumulated other comprehensive loss	(26.3)	(9.0)
Total stockholders' equity	646.1	672.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,691.7	$2,875.4
	======	======
  Inventories include a step-up of $25.8 million as of September 30, 1999 and $213.1 million as of December 31, 1998 to fair value in connection with the acquisition of Howmedica.

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share amounts)

(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	1999	1998	1999	1998
Net sales	$498.9	$261.0	$1,544.6	$781.9
Cost of sales (A)	243.0	111.2	772.7	322.8
Gross profit	255.9	149.8	771.9	459.1

Research, development and engineering	26.9	12.9	78.4	41.4
Selling, general and administrative	191.1	86.5	595.0	261.5
Restructuring charge			19.7
	218.0	99.4	693.1	302.9

Other expense (income):
Interest expense	29.4	0.6	93.3	2.4
Intangibles amortization	8.4	1.3	25.4	3.9
Other income	(0.1)	(5.0)	(2.4)	(13.2)
	37.7	(3.1)	116.3	(6.9)
Earnings (loss) before income taxes	0.2	53.5	(37.5)	163.1
Income taxes (credit)	0.1	18.8	(13.1)	57.1
Net earnings (loss)	$0.1	$34.7	($24.4)	$106.0
	===	====	=====	=====
Net earnings (loss) per share of
common stock:
Basic	$0.00	$0.36	($0.25)	$1.10
	===	====	=====	=====
Diluted	$0.00	$0.35	($0.25)	$1.08
	===	====	=====	=====

Average outstanding shares for the period:
Basic	96.9	96.4	96.9	96.3
	===	====	=====	=====
Diluted	99.4	98.0	99.2	98.0
	===	====	=====	=====
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

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Amounts in millions, except per share amounts)

(Unaudited)
				Accumulated
		Additional	Retained	Other
	Common	Paid-In	Earnings	Comprehensive	Total
	Stock	Capital	(Restated)	Gain (Loss)	(Restated)
Balances at January 1, 1999	$9.7	$10.5	$661.4	($9.0)	$672.6

Comprehensive gain (loss):
Net loss			(24.4)		(24.4)
Net unrealized losses on securities				(0.2)	(0.2)
Foreign currency translation adjustments				(17.1)	(17.1)
Comprehensive loss for the nine
months ended September 30, 1999					(41.7)

Common stock issued in business acquisition		9.7			9.7

Sales of 0.2 shares of common stock
under stock option and benefit plans,
including $1.7 income tax benefit		5.5			5.5
Balances at September 30, 1999	$9.7	$25.7	$637.0	($26.3)	$646.1
	=====	=====	=====	=====	=====

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

	September 30, 1999		December 31, 1998
	As Reported	Restated	As Reported	Restated
Current deferred income taxes	$170.8	$160.3	$139.1	$128.6
Total current assets	1,193.6	1,183.1	1,348.9	1,338.3
Total assets	2,702.2	2,691.7	2,885.9	2,875.4
Acquisition-related reorganization reserves and liabilities	181.3	150.3	206.9	175.9
Total current liabilities	674.5	643.5	699.5	668.5
Retained earnings	616.5	637.0	640.9	661.4
Total stockholders' equity	625.6	646.1	652.1	672.6
Total liabilities and stockholders' equity	2,702.2	2,691.7	2,885.9	2,875.4

Note 3. INVENTORIES

Inventories are summarized as follows:

	September 30	December 31
	1999	1998
Finished goods	$325.7	$488.9
Work-in-process	60.3	49.8
Raw material	52.4	59.8
FIFO Cost	438.4	598.5
Less LIFO reserve	7.5	7.5
	$430.9	$591.0
	=====	=====

Inventories reflect a step-up of $25.8 million as of September 30, 1999 and $213.1 million as of December 31, 1998 to fair value in connection with the acquisition of Howmedica. This step-up is charged off as additional nonrecurring cost of sales as the acquired inventory is sold. Cost of sales for the periods ended September 30, 1999 were increased as a result of the step-up, reducing pre-tax earnings by $57.3 million ($37.3 million net of tax) for the three months ended September 30, 1999 and $185.2 million ($122.9 million net of tax) for the nine months ended September 30, 1999.

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

Many of the activities for which additional purchase liabilities are recorded have been completed during 1999. The conversion of Howmedica's distribution network to direct sales is complete. Planned workforce reductions covering approximately 900 Howmedica employees have been completed. The remaining workforce reductions are expected to be completed by the third quarter of 2000. Payments of distributor conversion obligations and severance and related costs are expected to be completed in the first half of 2001. The two Howmedica facilities in Europe and Howmedica's U.S. craniomaxillofacial facility have been closed during 1999. The remaining leased facilities in the U.S. are expected to be closed by the first quarter of 2000 in accordance with the plan. Facility closure and contractual obligations include lease obligation payments which extend to 2008.

The following table provides a rollforward from December 31, 1998 to September 30, 1999 of the additional purchase liabilities recorded in connection with the acquisition of Howmedica (in millions):

			Facility
	Severance		Closures &
	& Related	Distributor	Contractual
	Costs	Conversions	Obligations

Balances at December 31, 1998	$68.8	$27.8	$12.8
Additions	11.7		3.5
Payments	(47.3)	(18.4)	(2.1)
Foreign currency translation effects	(1.5)

Balances at September 30, 1999	$31.7	$9.4	$14.2
	====	===	====

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

Note 6. RESTRUCTURING AND ACQUISITION-RELATED CHARGES

In the first quarter of 1999, the Company recognized a $19.7 million restructuring charge. The charge relates to the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. Approximately $17.6 million of the charge is to cover severance-related costs for approximately 130 terminated employees and $2.1 million relates to costs associated with the discontinuance of the ophthalmology product line. Planned workforce reductions covering approximately 80 employees have been completed. The remaining headcount reductions are expected to be completed in 2000. The $2.1 million in costs for the discontinuance of the ophthalmology product line is to cover the expected obsolescence of remaining ophthalmology inventories. The Company plans on exiting the ophthalmology business by the end of 1999. Net sales of ophthalmology products were $6.5 million for the nine months ended September 30, 1999 and $11.8 million for all of 1998.

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

The following table provides a rollforward from December 31, 1998 to September 30, 1999 of remaining liabilities associated with acquisition-related, restructuring and special pre-tax charges recorded by the Company in 1996, 1998 and 1999 (in millions):

	Distributor	Severance &	Discontinuance
	Conversions	Related Costs	of Product Line
Balances at December 31, 1998	$17.8
Additions recognized as charges in the 1999
Condensed Consolidated Statements of Earnings		$17.6	$2.1
Payments	(9.0)	(9.5)
Foreign currency translation effects		0.9	0.2
Balances at September 30, 1999	$8.8	$9.0	$2.3
	===	===	===

Note 7. EARNINGS PER SHARE COMPUTATION

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	1999	1998	1999	1998
Net earnings (loss)	$0.1	$34.7	($24.4)	$106.0
	===	====	====	=====
Weighted-average shares outstanding
for basic net earnings (loss) per share	96.9	96.4	96.9	96.3
Effect of dilutive employee stock options	2.5	1.6	2.3	1.7
Adjusted weighted-average shares outstanding
for diluted net earnings per share	99.4	98.0	99.2	98.0
	===	====	====	=====
Basic net earnings (loss) per share	$0.00	$0.36	($0.25)	$1.10
	===	====	====	=====
Diluted net earnings (loss) per share	$0.00	$0.35	($0.25)	$1.08
	===	====	====	=====

The effect of dilutive employee stock options is not included in computing the diluted net loss per share for the nine months ended September 30, 1999 because the effect is anti-dilutive.

Note 8. SEGMENT INFORMATION

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

The segment data shown below reflects segment net profit (loss) before and after nonrecurring charges. Nonrecurring charges include the Japan restructuring charge recognized in the first quarter ended March 31, 1999 (see Note 6) and the additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition for the three month and nine month periods ended September 30, 1999. The Japan restructuring charge was first allocated to the Company's business segments on a specific identification basis with any remaining amounts being allocated by business segment sales in Japan. The additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition was allocated to the Company's business segments on a specific identification basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth domestic/international and product line sales information (in millions):

	Three Months Ended September 30
				% Change
			Pro Forma		99/Pro
	1999	1998	1998 (1)	99/98	Forma 98
Domestic/international sales
Domestic	$302.7	$180.2	$274.7	68	10
International	196.2	80.8	179.2	143	9
Total net sales	$498.9	$261.0	$453.9	91	10
	=====	=====	=====
Product line sales
Orthopaedic Implants	$288.9	$89.6	$255.4	222	13
MedSurg Equipment	178.6	141.1	168.2	27	6
Physical Therapy Services	31.4	30.3	30.3	4	4
Total net sales	$498.9	$261.0	$453.9	91	10
	=====	=====	=====

	Nine Months Ended September 30
				% Change
			Pro Forma		99/Pro
	1999	1998	1998 (1)	99/98	Forma 98
Domestic/international sales
Domestic	$906.1	$531.0	$821.1	71	10
International	638.5	250.9	570.9	154	12
Total net sales	$1,544.6	$781.9	$1,392.0	98	11
	======	=====	======
Product line sales
Orthopaedic Implants	$912.0	$282.1	$816.1	223	12
MedSurg Equipment	537.7	414.6	490.7	30	10
Physical Therapy Services	94.9	85.2	85.2	11	11
Total net sales	$1,544.6	$781.9	$1,392.0	98	11
	======	=====	======

    The pro forma sales information includes Howmedica's sales for a comparable period but does not necessarily reflect the consolidated sales that would have occurred had Stryker and Howmedica operated as a combined entity during that period.

Stryker Corporation's net sales increased 98% in the first nine months of 1999 to $1,544.6 million from $781.9 million in 1998. Net sales increased $659.5 million, or 84%, as a result of the Howmedica acquisition. Net sales also grew by 8% as a result of increased unit volume; 3% as a result of other acquired businesses; 2% due to changes in foreign currency exchange rates, and 1% related to higher selling prices from the conversion of distributors to direct sales. For the third quarter, net sales increased 91% when compared to the third quarter of 1998. Net sales increased $209.7 million, or 80%, as a result of the Howmedica acquisition; 7% due to increased unit volume; 2% due to changes in foreign currency exchange rates; 1% due to other acquired businesses, and 1% due to higher selling prices from the conversion of distributors to direct sales.

Net sales on a pro forma basis increased 11% in the first nine months of 1999 compared to 1998. Increased unit volume generated an 8% sales increase. Net sales also increased 1% from business acquisitions; 1% from the conversion of certain portions of the Company's distribution network to direct sales, and 1% from favorable foreign currency comparisons. In the third quarter of 1999 pro forma net sales increased 10% when compared to the third quarter of 1998. Increased unit volume generated a 7% sales increase. Net sales also increased 2% from favorable foreign currency comparisons and 1% from the conversion of certain portions of the Company's distribution network to direct sales.

The Company's domestic sales increased 68% (10% on a pro forma basis) in the third quarter and 71% (10% on a pro forma basis) in the first nine months of 1999 compared to 1998. The domestic sales increase is a result of the Howmedica acquisition and higher shipments of orthopaedic implants, powered surgical instruments and endoscopic equipment and increased revenue from physical therapy services. U.S. sales of Howmedica products for the third quarter and the first nine months of 1999 were $100.5 million and $303.7 million, respectively, representing increases of 6% and 5% over the same periods as last year. International sales increased 143% (9% on a pro forma basis) in the third quarter and 154% (12% on a pro forma basis) in the first nine months of 1999 as a result of the Howmedica acquisition and higher shipments of Stryker products. International sales of Howmedica products were $109.2 million for the third quarter and $355.8 million for the first nine months of 1999, representing increases of 11% over sales for the prior year periods. Foreign currency comparisons were favorable in the third quarter adding $5.4 million ($7.2 million on a pro forma basis), or 7% (4% on a pro forma basis), to the dollar value of international sales. For the first nine months of 1999, foreign currency comparisons were also favorable adding $11.7 million ($16.7 million on a pro forma basis), or 5% (3% on a pro forma basis), to the dollar value of international sales.

Worldwide sales of Orthopaedic Implants were $288.9 million for the third quarter and $912.0 million for the first nine months of 1999 representing increases of 222% and 223%, respectively, (13% and 12%, respectively, on a pro forma basis) as a result of the Howmedica acquisition and higher shipments of reconstructive, trauma and spinal implants. Stryker's Osteonics and Dimso implants increased 17% in the third quarter and 15% in the first nine months of 1999, while Howmedica's implant lines increased 11% in the third quarter and 10% in the first nine months of 1999. Worldwide sales of MedSurg Equipment were $178.6 million for the third quarter and $537.7 million for the first nine months of 1999 representing increases of 27% and 30%, respectively, (6% and 10% on a pro forma basis) based on higher shipments of powered surgical instruments and endoscopic systems along with the Leibinger craniomaxillofacial product line acquired with Howmedica. Physical Therapy Services revenue was $31.4 million for the third quarter and $94.9 million for the first nine months of 1999 reporting increases of 4% and 11%, respectively.

Cost of sales in the first nine months of 1999 represented 50.0% of sales compared to 41.3% in the same period of 1998. In the third quarter, the cost of sales percentage increased to 48.7% from 42.6% in the third quarter of 1998. The higher cost of sales percentages in 1999 resulted from $185.2 million in the first nine months of 1999 and $57.3 million in the third quarter of additional nonrecurring cost of sales for inventory sold in 1999 that was stepped-up to fair value in connection with the acquisition of Howmedica. Excluding the nonrecurring cost of sales charges of $185.2 million and $57.3 million, cost of sales as a percent of sales would have declined to 38.0% in the nine months of 1999 and 37.2% in the third quarter from 41.3% in the first nine months of 1998 and 42.6% in the third quarter of 1998. The decline for both periods is primarily the result of a higher mix of orthopaedic implant sales as a result of the acquisition of Howmedica.

Research, development and engineering expense increased 89% for the first nine months of 1999, and represented 5.1% of sales in 1999 compared to 5.3% in the same period of 1998. In the third quarter, these expenses increased 109%, and were 5.4% of sales in 1999 compared to 4.9% in 1998. The increase in research, development and engineering spending in 1999 results from the acquisition of Howmedica and from the November 1998 purchase of the manufacturing rights and facilities for OP-1 from Creative BioMolecules, Inc. Research, development and engineering expense was lower as a percent of sales in the third quarter of 1998 compared to the same period of 1999 due to cost reductions in the 1998 period at Stryker Biotech in anticipation of the purchase of the manufacturing rights from Creative BioMolecules, Inc. New product introductions in the first half of 1999 include Crossfire Highly Crosslinked Polyethylene for implants, the SecureFit Plus hip restoration system, Stryker Instrument's Pain Pump, 12K Shaver system, 888 3-Chip digital camera and the "Big Wheel" stretcher.

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

Interest expense increased to $93.3 million in the first nine months of 1999 from $2.4 million in 1998 and increased to $29.4 million in the third quarter of 1999 from $0.6 million in the prior year due to the borrowing of approximately $1,500.0 million to fund the Howmedica acquisition. The increase in intangibles amortization to $25.4 million from $3.9 million in the first nine months of 1999 and to $8.4 million in the third quarter of 1999 from $1.3 million in 1998 relates to the Howmedica acquisition. Other income declined to $2.4 million in the first nine months of 1999 from $13.2 million in 1998 and declined to $0.1 million in the third quarter of 1999 from $5.0 million in 1998 due to lower interest income.

The effective tax rate for the first nine months of 1999 and 1998 and for the third quarter of 1998 was 35%. The tax rate of 50% for the third quarter of 1999 is not indicative of any trend in the rate and is solely a function of the modest level of earnings on which it was computed. The net loss for the first nine months of 1999 was $24.4 million (basic and diluted net loss per share of $0.25) compared to net earnings of $106.0 million in 1998. Net earnings for the third quarter of 1999 were $0.1 million (basic and diluted net earnings per share of $.00) compared to net earnings of $34.7 million in 1998. Excluding the nonrecurring charges, net earnings for the first nine months increased to $108.8 million from $106.0 million in 1998, basic net earnings per share increased 2% to $1.12 and diluted net earnings per share increased 2% to $1.10. For the third quarter net earnings excluding nonrecurring charges increased 8% to $37.4 million from $34.7 million in 1998, basic net earnings per share increased 8% to $.39 and diluted net earnings per share increased 9% to $.38, respectively.

The completion dates of the two significant acquired in-process research projects, which were in development by Howmedica at the time of the acquisition, are progressing according to plan. The estimated future revenues associated with the spinal project have not changed; however, the estimated future revenues of the polyethylene project will be delayed from what was originally estimated. The delay has been caused by the expected leveraging of the technology acquired from Howmedica with the technology existing in the Company. The integration of the two technologies is expected to be completed in the second half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and financial position has remained relatively stable since December 31, 1998. Working capital at September 30, 1999 decreased $130.2 million to $539.6 million from $669.8 million at December 31, 1998. The working capital decrease is due to the use of cash to reduce total outstanding debt by $72.8 million. Accounts receivable days sales outstanding at the end of the third quarter of 1999 increased ten days to 80 days from 70 days at December 31, 1998. The higher days sales outstanding at September 30, 1999 is the result of the higher mix of international sales, which typically have longer accounts receivable terms. Days sales in inventory, net of purchase accounting step-up, increased to 200 days at September 30, 1999 from 157 days at December 31, 1998. Inventory days are higher because of the greater mix of implant sales, which have higher inventory requirements, and as a result of lower sales volume in the third quarter, which typically has lower levels of orthopaedic implant surgeries. In addition, inventory levels were increased in the third quarter in anticipation of the expiration of a collective bargaining agreement at a significant manufacturing facility, which was successfully renewed near the end of the third quarter.

The Company generated cash of $103.5 million in operations in the first nine months of 1999, compared to $76.2 million in 1998. The generation of cash in the first nine months of 1999 is the result of strong cash earnings (net loss plus non-cash adjustments) partially offset by the increase in accounts receivable and deferred charges, the payments of $67.8 million of acquisition purchase liabilities and the decrease in accounts payable and income taxes. In 1999 the Company used cash of $44.2 million for capital expenditures, $11.6 million to pay dividends and $12.6 million for business acquisitions. In addition, the Company borrowed an additional $72.0 million under the existing credit facilities to fund cash flow needs in the first nine months and made repayments against the credit facilities of $144.8 million during the first nine months.

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

Year 2000

The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

The Company is preparing for the Year 2000 (Y2K) so that its computer and other systems will function properly with respect to dates in the Y2K and beyond. The scope of the Company's Y2K response includes replacement or upgrades of information technology, such as software or hardware, as well as non-information-technology systems that may include embedded chips, such as micro-controllers contained in manufacturing equipment and in Company products. The Company has upgraded hardware and software at many locations. Major hardware and software upgrades continue to be implemented at several international manufacturing and distribution locations.

In addition to reviewing its own computer systems and applications, the Company has contacted major suppliers and other key third parties with whom it does business to determine their Y2K readiness and the Company's potential exposure to a supply or sales interruption. The Company's Y2K readiness is dependent in part upon the Y2K readiness of third parties including customers, suppliers, utilities, telecommunications providers, financial institutions, governments and others. As such, there can be no guarantee that the Company's efforts with respect to Y2K readiness will prevent a material adverse impact on its operations or financial position.

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
The exhibits listed below are submitted as a separate section of this report following the signature page:

Exhibit 10 - Resignation Agreement and Release Between Stryker Corporation and Ronald A. Elenbaas.

Exhibit 27 - Financial Data Schedule (included in EDGAR filing only)

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

February 21, 2000	/s/ JOHW W. BROWN
Date	John W. Brown, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

February 21, 2000	/s/ DAVID J. SIMPSON
Date	David J. Simpson, Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)