Form 10-K405
period 1999-12-31
STRYKER CORP
filed 2000-03-15
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

YES [X]         NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of February 29, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $3,932,498,174.

The number of shares outstanding of the registrant's Common Stock, $.10 par value, was 97,226,909 at February 29, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual stockholders report for the year ended December 31, 1999 (the "1999 Annual Report") are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement filed with the Securities and Exchange Commission relating to the 2000 Annual Meeting of Stockholders (the "2000 proxy statement") are incorporated by reference into Part III.

The information contained in this report includes forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties. Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: changes in economic conditions that adversely affect the level of demand for the Company's products, changes in foreign exchange markets, changes in financial markets and changes in All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

PART I
ITEM 1.	BUSINESS

GENERAL

Stryker Corporation and its subsidiaries (the "Company" or "Stryker") develop, manufacture and market specialty surgical and medical products, including orthopaedic implants, bone cement, trauma systems used in bone repair, powered surgical instruments, endoscopic systems, craniomaxillofacial fixation devices, specialty surgical equipment used in neurosurgery and patient care and handling equipment for the global market and provide outpatient physical and occupational rehabilitation services in the Unite

In November 1999, the Company acquired all of the outstanding common stock of InfoMedix Communications Corporation (now known as Stryker Communications Corporation). Stryker Communications Corporation develops, builds and sells video communications hardware and software that enables telecommunication of surgical images for medical education.

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

In August 1993, the Company purchased 20% of the outstanding common stock of Matsumoto Medical Instruments, Inc. ("Matsumoto"), Osaka, Japan. Matsumoto is one of the largest distributors of medical devices in Japan. In August 1994, the Company purchased an additional 31% of Matsumoto's outstanding common stock, thereby increasing its direct ownership in Matsumoto to 51%. The results of operations for Matsumoto were consolidated with Stryker beginning in August 1994. Subsequently, Stryker has purchase

In September 1996, the Company purchased 100% of the outstanding common stock of Osteo Holding AG and subsidiaries ("Osteo"), Selzach, Switzerland. Osteo designs and manufacturers trauma products and reconstructive orthopaedic devices.

The Company's subsidiary, Physiotherapy Associates, Inc., has also purchased a number of physical therapy clinic operations during each of the last five years.

PRODUCT SALES

The Company segregates its operations into two reportable segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment sells orthopaedic reconstructive products such as hip, knee, shoulder and spinal implants and trauma-related products. The MedSurg Equipment segment sells powered surgical instruments, endoscopic systems, medical video imaging equipment, patient care and handling systems and craniomaxillofacial fixation devices. Other includes Physical Therapy Services and co

	1999		1998		1997
	$	%	$	%	$	%

Orthopaedic Implants	$1,248.2	59%	$409.6	37%	$375.0	38%
MedSurg Equipment	733.5	35	577.8	52	505.1	52
Other	122.0	6	115.8	11	100.0	10
	$2,103.7	100%	$1,103.2	100%	$980.1	100%
	======	====	======	====	=====	====

The above sales amounts include sales of Howmedica beginning December 5, 1998. Additional financial information regarding the Company's operating segments and geographic areas under the caption "Note 11 - Segment and Geographic Data" on pages 58 through 60 of the 1999 Annual Report is incorporated herein by reference.

Approximately 80% of the Company's sales in 1999 and approximately two-thirds of the Company's sales in 1998 and 1997 consisted of products with short lives, such as implants (while implants have a long useful life to the patient, they have a one-time use to the hospital), trauma-related products, disposables and expendable tools and parts, and service revenues, such as service and repair charges and physical therapy revenues. The balance of sales in each of the years was of products that could be consi

The Company's backlog of firm orders is not considered material to an understanding of its business.

Orthopaedic Implants

Orthopaedic Implants are designed and manufactured by Howmedica Osteonics, Stryker Trauma and Stryker Spine and consist of such products as hip, knee, shoulder and spinal implants, associated implant instruments, trauma-related products and bone cement. Artificial joints are made of cobalt chrome, titanium alloys, ceramics or ultra-high molecular weight polyethylene and are implanted in patients whose natural joints have been damaged by arthritis, osteoporosis, other diseases or injury.

Hip Implants

The Company is now a global leader in sales of hip implants. Under the Howmedica Osteonics brand name, the Company offers a variety of hip systems for the global reconstructive market. The Partnership Hip System, Secur-Fit Hip System, Omnifit Hip System and Restoration Hip System represent comprehensive systems of hip implants and associated instruments designed to provide physicians with reliable results and reduce operating time for primary and revision procedures. The Exeter Total Hip System is bas

In 1998, the Company released Crossfire, a highly cross-linked polyethylene designed to reduce wear. In laboratory testing, this product has indicated a significant wear reduction over conventional polyethylene. By the end of 1999, one quarter of the Company's acetabular inserts were lined with Crossfire with an increased proportion expected in 2000 as Crossfire is applied to more hip systems.

In late 1990, Stryker became the first company to receive clearance from the U.S. Food and Drug Administration (FDA) to commercially release for sale in the U.S. a hip implant with hydroxylapatite (HA) surface treatment. HA is a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to human bone. The Company's clinical global experience with HA-coated hip stems now extends over thirteen years and their reported clinical performance cont

The Company continues to monitor the patients enrolled in its investigational study of contemporary ceramic-on-ceramic bearing surfaces. Enrollment for this study was completed in 1998. In international markets, the Company has released the Trident Acetabular Shell. This product allows the surgeon to insert either a ceramic insert or polyethylene insert into the same acetabular component. Trident's two independent locking mechanisms provide maximum security for each bearing surface and increase the s

In 1999, the Company launched the Restoration T-3 and Restoration PS Hip Systems, which provide surgeons hip stems to address the complicated situations encountered in hip revision procedures. Also in 1999, the Company launched the EON hip system. This brand is an evolution of the 20- year clinical history of the Omnifit cemented stem. The EON Stem is designed with neck offset options and a reduced geometry providing the patient with increased range of motion and further reducing the chance of post-op

The Company enters 2000 with 40 years of clinical history on Simplex P bone cement, 30 years of clinical history with the Exeter Hip System, 20 years of clinical history with the Omnifit cemented stem and 10 years of clinical history with the Omnifit HA stem. Long-term clinical results are an important factor in the Company's ability to market hip implants.

Knee Implants

Under the Howmedica Osteonics brand name the Company offers four major knee systems, the Duracon, Kinemax, Interax and Scorpio systems, as well as products that serve specific regional needs. Introduced in 1991 and utilized in over 360,000 procedures world wide, the Duracon system combines high levels of joint conformity throughout the range of motion and consistent anatomic tracking. The Duracon TS that was introduced in 1999 also offers a complete product line from the early intervention unicondylar i

Other Reconstructive Products

The Company markets other reconstructive products, principally shoulder and elbow implants and related instruments. The Osteonics Total Shoulder System was initially marketed in 1996. The unique design of the humeral head allows the surgeon to adjust tension of the supporting tissues while maximizing range of motion. The shoulder instruments offer the surgeon increased visibility and accessibility into this tightly confined joint space. In 1999, the Company released the Solar BiPolar Shoulder. T

Trauma

The Company markets its trauma implants under the Stryker Trauma brand name. Trauma products are used primarily in the fixation of fractures resulting from sudden injury. Trauma products consist of internal fixation devices marketed under such names as Alta, Grosse & Kempf, Gamma, Omega and Asnis as well as external fixation devices marketed under such brands as Apex, Hoffmann and Monotube Triax.

The Company's internal fixation product portfolio includes a variety of systems incorporating screws, plates, intramedullary nails and trochanteric fixation devices. Stryker offers both a titanium system, the Alta for plating and nailing, as well as stainless steel systems. The Alta system is mainly marketed in the United States and in Japan. The stainless steel systems include the ACP plates and the Maconor plating system primarily sold in France and a full range of intramedullary nails led by the Gross

The Company's external fixation products include the Hoffmann II modular fixation system, the Monotube Triax monolateral system, the Monticelli-Spinelli circular fixator and a full range of Apex fixation pins. The Hoffmann II system for tibia or femur fractures and the smaller Hoffmann II Compact for upper extremities include a spring-loaded snap-fit mechanism that allows the connection of rods or pins providing for easy assembly of each device, simple reduction procedures and stable fixation. Monotube i

Spinal Implants

Spinal implants are systems comprised of plates, rods, and screws and are often used in conjunction with bone grafts to relieve back pain. Through Stryker Spine, the Company designs and manufactures spinal implant systems for use by physicians in the treatment of degenerative spinal diseases and the stabilization of the spine in trauma cases. In 1999, the Company launched the Xia Spinal System, which has become one of the fastest-growing rod and screw systems in the United States. The Xia Spinal Syste

Bone Cement

Simplex bone cement, a material used to secure cemented implants to bone, was first approved for domestic orthopaedic use in 1971 and is the most widely used bone cement in the world. The Company manufactures several variations of Simplex Bone Cement to meet specific patient needs. Simplex P has the longest clinical history of any bone cement and over 250 clinical studies have been published. Another formulation incorporating antibiotics, Simplex AKZ, is marketed outside the United States.

MedSurg Equipment

MedSurg Equipment products include powered surgical instruments, endoscopic systems, medical video imaging equipment, patient care and handling systems and craniomaxillofacial fixation devices. These products are designed and manufactured by Stryker Instruments, Stryker Endoscopy, Stryker Leibinger and Stryker Medical.

Stryker Instruments

Stryker Instruments products include a broad line of powered surgical instruments that are used by physicians for drilling, burring, rasping or cutting bone, wiring or pinning bone fractures and preparing hip or knee surfaces for the placement of artificial hip or knee joints. Stryker Instruments also manufactures an array of different cutting accessories and other attachments for use by orthopaedic physicians. Stryker Instruments System 4 Heavy-Duty Battery-Powered Instruments provide an ergonomic and v

Stryker Instruments also produces products that are utilized in conjunction with joint replacement surgery. The Advanced Cement Mixing System, used to mix bone cement, greatly reduces the risk that air bubbles will weaken the long-term bond between the implant and surrounding bone. SurgiLav Plus is a disposable, self-contained pulsed lavage system that is used by physicians to cleanse the surgical site during total joint arthroplasty. The CBC II System is a post-operative wound drainage and blood reinfu

Stryker Endoscopy

Stryker Endoscopy products include medical video cameras, light sources, arthroscopes, laparoscopes, powered surgical instruments and disposable suction/irrigation devices. Stryker Endoscopy has established a position of technology leadership in the production of video cameras for use in rigid endoscopic procedures. In 1999, Stryker launched its sixth generation 3-chip video camera featuring a digital zoom that the surgeon can control from the camera head. Also launched in 1999 was the SDC PRO Digi

Stryker Endoscopy also manufactures a disposable suction irrigation device that allows the surgeon to irrigate tissue, remove fluid through a 5 millimeter or 10 millimeter portal and cauterize tissue. The product is self-contained, eliminating the need for any additional equipment within the operating room. The Y-Tube provides a working channel for standard, 5 millimeter laparoscopic instruments while simultaneously allowing for suction and irrigation from the same port.

Stryker Leibinger

Stryker Leibinger manufactures plates, screws and instruments for craniomaxillofacial fixation. In January 2000, the Company launched the Delta System of screws and plates made of a resorbable polymer. This innovative material dissolves after providing strong fixation, eliminating the need for later explantation surgery. Stryker Leibinger also develops and markets software and hardware for image-guided surgery. The new Stryker Navigation System utilizes wireless technology to give surgeons a simpler w

Stryker Leibinger also markets BoneSource, a patented bone substitute material based on an exclusive license from the American Dental Association Health Foundation. BoneSource is self-setting, sculptable and effective in filling bone defects as a result of its ability to form a paste in seconds and harden quickly. In 1996, BoneSource received FDA clearance for use in treating cranial defects, contiguous cuts and burr holes. In 1997, BoneSource also received FDA clearance for facial augmentation, which ex

The Stryker Instruments, Stryker Endoscopy and Stryker Leibinger product portfolios all include micro-powered tools and instruments that are used in orthopaedics, craniomaxillofacial surgery, functional endoscopic sinus surgery, neurosurgery, spinal surgery and plastic surgery. The Total Performance System (TPS), released in 1996, is a universal surgical system that can be utilized within several medical specialties. The TPS Universal Drill and TPS Burs are designed for use by spine surgeons and neurosur

Stryker Medical

Stryker Medical is the market leader in specialty stretcher products, offering some 30 different types of stretchers customized to fit the needs of acute care and specialty surgical care facilities. Stryker Medical produces beds which are also designed to fit the unique needs of specialty departments within the acute care environment. The Secure medical/surgical bed addresses the changing needs of an aging population. The Secure bed is lower to the ground and has siderails for patient safety. The Secu

Stryker Medical developed the Rugged EZ-PRO2 ambulance cot in 1999 to expand the Company's presence in the Emergency Medical Service (EMS) market. The EZ-PRO2 compliments the Rugged MX-PRO introduced in 1997 and enhances Stryker Medical's reputation for durability and low maintenance. Ergonomically designed, the Rugged MX-PRO combines durability with a lighter, narrower frame, making it one of the most mobile ambulance cots in the medical industry. The Rugged EZ-PRO2, with its easy loading system, redu

Other

Other includes Physical Therapy Services. Physiotherapy Associates provides physical, occupational and speech therapy services to patients recovering from orthopaedic or neurological illness and injury through a network of 232 outpatient physical therapy centers in 25 states and the District of Columbia. Physiotherapy Associates works closely with referring physicians to design and execute rehabilitation protocols resulting in quick recoveries for professional and amateur athletes, injured workers and

PRODUCT DEVELOPMENT

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

Total expenditures for product research, development and engineering were $105.2 million in 1999, $61.0 million in 1998 and $56.9 million in 1997. The foregoing do not include expenditures related to the Howmedica business prior to December 5, 1998. The Company's research, development and engineering expenses represent the continued development of the Company's OP-1 Bone Growth Device discussed below and the Company-wide focus on new product developments. The Company also continues the development of

In 1991, the Company received FDA approval to begin human clinical trials of its OP-1 Bone Growth Device ("OP-1 Implant"), which was developed in collaboration with Creative BioMolecules, Inc. ("Creative") as part of a long-term research program funded by Stryker since 1985. This device is composed of recombinant human osteogenic protein-1 (OP-1) and a bioresorbable collagen matrix. OP-1 is naturally present in the human body and directs a cascade of cellular events that result in bone gr

The Pre-Market Approval (PMA) application for the OP-1 Implant was filed and accepted by the FDA in June 1999. The Company is presently preparing a response to a deficiency letter received from the FDA regarding the PMA that focuses on the radiographic findings and certain other clinical data. Upon receipt of the Company's response, the FDA staff must make a determination whether to submit the PMA application to a panel of industry and medical experts who would review it and make a recommendation t

The surgical procedures for several pilot human clinical trials in Europe in cases involving trauma, spine, and oral/maxillofacial indications were completed in 1996 and a fresh fracture trial was initiated in Canada in 1997. A pilot study of periodontal defects was initiated in the United States in 1998. In 1999, the Company began to enroll patients for the first United States investigational device exemption (IDE) study for OP-1 in a spine indication.

Stryker owns the patents on its osteogenic protein technology and has exclusive worldwide rights under those patents to develop, market and sell OP-1 for treatment, repair or replacement of bone and joint tissue. Creative has an exclusive license to the technology for use in other applications. Stryker and Creative are obligated to pay royalties to the other on its sales of OP-l based products. On February 14, 2000, Creative entered into an Agreement and Plan of Merger with Ontogeny, Inc. and Reprogen

The Company has a royalty-free cross license agreement with Genetics Institute, Inc., a wholly owned subsidiary of American Home Products Corporation, which holds patents covering a molecule different from OP-1 that may produce similar effects and is conducting pilot and pivotal clinical trials of its molecule in similar indications on a global basis. The agreement will enable Stryker to commercialize OP-1 unencumbered by patent litigation with this competitor. Others are also attempting to develop ost

The purchase of the manufacturing rights, facilities and process development effort for the Company's OP-1 bone growth device in November 1998 ended the research and development agreements Stryker had with Creative since 1985.

During 1998, the Company entered into an exclusive collaboration agreement with the Musculoskeletal Transplant Foundation (MTF) to develop combination OP-1 and allograft products. Combinations of OP-1 and allograft may have added clinical value in indications such as spine fusions in the future.

MARKETING

Most of the Company's products are marketed in the United States directly to more than 5,000 hospitals, and to doctors and other health care facilities, by approximately 1,400 sales and marketing personnel. Stryker maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

Approximately 69% of the Company's domestic revenues in 1999 were accounted for by sales to hospital cooperative buying groups and other large national accounts and 1% by sales to the Veterans Administration and other hospitals operated by the Federal government.

International sales accounted for 42% of total revenues in 1999. The Company's products are sold in over 100 foreign countries, through more than 710 local dealers, whose efforts are coordinated by approximately 1,380 sales and marketing personnel and through direct sales efforts. Stryker distributes its products through sales subsidiaries and branches with offices located in Australia, Belgium, Canada, Chile, Denmark, Finland, France, Germany, Greece, Hong Kong, Italy, Japan, Mexico, The Netherlands,

The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

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

In the trauma market, Stryker is one of four market leaders with the principal competitors being Synthes-Stratec, Smith & Nephew Richards (a division of Smith & Nephew PLC) and Zimmer (a subusidiary of Bristol-Myers, Squibb, Inc.).

In the international market for spinal implants, the Company is one of the four market leaders with the principal competitors being Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy AcroMed (a subsidiary of Johnson & Johnson) and Synthes-Stratec. The Company entered the U.S. market for spinal implants during 1995 and faces competition from these and other companies.

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

In the outpatient physical and occupational rehabilitation market, the Company's primary competitors are physician-owned independent practices and hospital-based services, in addition to other national rehabilitation companies, including HealthSouth Corporation and NovaCare Rehabilitation (a division of Select Medical Corporation).

The Company believes that several companies are engaged in the research and development of morphogenic proteins for the repair of hard and soft tissues that would compete with the Company's OP-1 Implant, including Genetics Institute, Inc. (a subsidiary of American Home Products Corporation), which has begun human clinical trials of a recombinant bone morphogenetic protein for repair of orthopaedic and other skeletal defects. A number of other companies currently provide various other therapies, includin

The principal factors that the Company believes differentiate its products in these highly competitive markets and enable it to compete effectively are innovative products, reliability, service and reputation. The Company is not able to predict the effect that continuing efforts to reduce health care expenses generally and hospital costs in particular will have on the future sales of its products or its competitive position. (See "Regulation and Product Quality.") The Company believes that its competi

MANUFACTURING AND SOURCES OF SUPPLY

The Company's manufacturing processes consist primarily of precision machining, metal fabrication and assembly operations and the forging and investment casting of cobalt chrome and finishing of cobalt chrome and titanium. Approximately 9% of the Company's cost of sales in 1999 (before additional nonrecurring cost of sales of $198.2 million for inventory sold in 1999 that was stepped-up to fair value in connection with the acquisition of Howmedica) represented finished products that were purchased compl

While the Company relies on single sources for certain purchased materials and services, it believes alternate sources are available if needed. The Company has not experienced any significant difficulty in the past in obtaining the materials necessary to meet its production schedules.

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

The FDA's "Good Manufacturing Practices" and "Quality System" regulations set forth standards for the Company's product design and manufacturing processes, require the maintenance of certain records and provide for inspections of the Company's facilities by the FDA. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacturing and marketing of the Company's products. The Company believes that the manufacturing and quality control procedures

Most of the Company's new products fall into FDA classifications that require notification of and review by the FDA before marketing (submitted as a 510(k)). The Company's OP-1 Implant requires extensive clinical testing, consisting of safety and efficacy studies, followed by a PMA application (see "Product Development").

Stryker also is subject to the laws that govern the manufacture and distribution of medical devices of each country in which the Company manufactures or sells products. The member states of the European Union ("EU") have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain Community European ("CE"

Government agencies and legislative bodies in the United States and other countries are considering various proposals designed to hold down increases in health care costs. It is impossible to predict at this time the long-term impact of such cost containment measures on the Company's future business.

EMPLOYEES

At December 31, 1999, the Company had 10,925 employees worldwide, including 4,297 involved in manufacturing, warehousing and distribution operations, 2,805 in marketing and sales, 491 in research, development and engineering, 949 providing physical, occupational and speech therapy and the balance in general management and administration. Approximately 1,300 employees are covered by collective bargaining agreements. Labor agreements covering approximately 620 domestic employees expire in August 2002 and pproximately 680 international employees expire in September 2000 and December 2000. The Company believes that its employee relations are satisfactory.

ITEM 2.	PROPERTIES

The Company has the following properties:

		Square	Owned/
Facility	Location	Feet	Leased

Manufacturing, warehousing and
distribution facilities for
orthopaedic implant business	Rutherford, New Jersey	196,000	Owned
and administrative offices	Rutherford, New Jersey	199,000	Leased
for Howmedica Osteonics:	Allendale, New Jersey	146,000	Leased

Manufacturing, warehousing and
distribution facility for surgical
instruments products and administrative
offices for Stryker Instruments division:	Portage, Michigan	188,000	Owned

Manufacturing facilities for trauma
products and administrative offices	Kiel, Germany	134,000	Owned
for Howmedica GmbH:	Kiel, Germany	63,000	Leased

		Square	Owned/
Facility	Location	Feet	Leased

Manufacturing, warehousing and
distribution facilities for beds,
stretchers and furniture and
administrative offices for Stryker	Portage, Michigan	161,000	Owned
Medical division:	Kalamazoo, Michigan	86,000	Owned

Manufacturing, warehousing and
distribution facilities for hip and
knee products and administrative
offices for Howmedica International	Limerick, Ireland	110,000	Owned
S. de R.L.:	Shannon, Ireland	27,000	Leased

Manufacturing, warehousing and
distribution facilities for endoscopy
business and administrative offices	Santa Clara, California	110,000	Leased
of Stryker Endoscopy division:	Spring Valley, California	3,000	Leased

Manufacturing, warehousing and
distribution facilities for
craniomaxillofacial surgery	Portage, Michigan	15,000	Leased
plate and screw systems and	Freiburg, Germany	83,000	Owned
administrative offices for Leibinger:	Stetten, Germany	36,000	Owned

Manufacturing facility for surgical instruments,
endoscopy and Leibinger businesses:	Arroyo, Puerto Rico	128,000	Leased

Manufacturing facilities for hip and
knee products and administrative	Herouville, France	85,000	Owned
offices for Benoit Girard SAS:	Herouville, France	14,000	Leased

Manufacturing, warehousing and
distribution facility for trauma
and orthopaedic products and
administrative offices for Stryker
Trauma - Selzach AG:	Selzach, Switzerland	57,000	Owned

Manufacturing, warehousing and
distribution facility for beds
and furniture in Canada:	Quebec, Canada	37,000	Owned

Manufacturing, warehousing and
distribution facility for
surgical instruments products:	Carrigtwohill, Ireland	43,000	Owned

		Square	Owned/
Facility	Location	Feet	Leased

Manufacturing facility for trauma
products and administrative offices
for Stryker Trauma SA:	Geneva, Switzerland	42,000	Leased

Manufacturing, warehousing and
distribution facility for
orthopaedic implant business:	Carrigtwohill, Ireland	33,000	Owned

Manufacturing and warehousing facilities
for spinal implant products and	Bordeaux, France	28,000	Owned
administrative offices for Dimso SA:	Bordeaux, France	5,000	Leased

Manufacturing and research facilities	West Lebanon, New Hampshire	31,000	Leased
for OP-1 and administrative offices	Hopkinton, Massachusetts	33,000	Leased
for Stryker Biotech:	Wilder, Vermont	9,000	Leased

Warehousing and administrative offices for	Osaka, Japan	47,000	Owned
Japan division:	Osaka, Japan	26,000	Leased
	Tokyo, Japan	17,000	Leased

232 physical therapy clinics located
throughout the United States:	United States	878,000	Leased

Domestic sales and administrative
offices throughout the United States:	United States	250,000	Leased

Sales, warehousing and
administrative offices	Europe	32,000	Owned
throughout Europe:	Europe	376,000	Leased

Sales branches including warehousing and sales	Japan	100,000	Owned
facilities throughout Japan:	Japan	14,000	Leased

Sales, warehousing and
administrative offices throughout
Asia, excluding Japan:	Asia	147,000	Leased

Sales, warehousing, distribution and
administrative offices for Stryker
Canada:	Burlington, Canada	27,000	Leased

Sales, warehousing and
administrative offices for Stryker
Latin America throughout Latin
America:	Latin America	26,000	Leased

		Square	Owned/
Facility	Location	Feet	Leased

Administrative offices for Physiotherapy
Associates Inc.:	Memphis, Tennessee	17,000	Owned

Administrative offices for
Stryker Corporation:	Kalamazoo, Michigan	30,000	Leased

The Company leases 26,000 square feet of warehousing, distribution and administrative offces in Carrollton, Texas that are no longer used in the Leibinger business.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a defendant in various legal actions arising in the normal course of business. The Company does not anticipate material losses as a result of these actions beyond amounts already provided for.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS

Certain information with respect to the executive officers of the Company is set forth in Item 10 of this report.

PART II
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol SYK. Prior to July 24, 1997, the Company's Common Stock was traded in the over-the-counter market on The Nasdaq Stock Market. Quarterly stock prices appear under the caption "Summary of Quarterly Data" on page 49 of the 1999 Form 10-K and dividend information for the years ended December 31, 1999 and 1998 under the caption "Five-Year Review" on page 18 of the 1999 Form 10-K. The Company's Board of Directors intends to

Stryker has restrictive covenants in its bank credit agreement that place limitations on increases in dividend payments and prohibit repurchases of Common Stock.

In December 1998 and January 1999, the Company issued an aggregate of 255,605 shares of its Common Stock to certain non-United States persons in exchange for an equivalent number of shares of Matsumoto Medical Instruments, Inc., a corporation organized under the laws of Japan that was 76.8% owned by the Company prior to such transactions, in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Additional shares of Matsumoto sto

In November 1999, the Company acquired InfoMedix Communications Corporation (now known as Stryker Communications Corporation) for 151,104 shares of common stock and $1.2 million in cash. The issuance of such shares was exempt from the registration requirements of the Securities Act by virtue of Rule 506 promulgated thereunder.

On February 29, 2000, there were 2,926 stockholders of record of the Company's Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The financial information for each of the five years in the period ended December 31, 1999 is set forth below (dollars in millions, except per share amounts):

SUMMARY OF OPERATIONS

	1999	1998	1997	1996	1995
Net sales	$2,103.7	$1,103.2	$980.1	$910.1	$871.9
Cost of sales:
Before inventory step-up	791.5	464.3	397.7	392.4	369.4
Inventory step-up	198.2	7.8
Total cost of sales	989.7	472.1	397.7	392.4	369.4
Gross profit	1,114.0	631.1	582.4	517.7	502.5

Research, development and engineering expenses	105.2	61.0	56.9	56.9	43.8
Selling, general and administrative expenses	808.4	373.6	334.3	326.6	301.4
Purchased research and development		83.3		7.5
Acquisition-related, restructuring and special charges	18.9	19.0		34.3
Gain on patent judgment				(61.1)
	932.5	536.9	391.2	364.2	345.2

Other expense (income)	151.7	3.3	(4.1)	(12.6)	3.4
Earnings before income taxes	29.8	90.9	195.3	166.1	153.9
Income taxes	10.4	30.9	70.0	61.6	66.9
Net earnings	$19.4	$60.0	$125.3	$104.5	$87.0
	====	====	====	====	====
Net earnings share of common stock: (a)
Basic	$ .20	$ .62	$1.30	$1.08	$ .90
Diluted	$ .20	$ .61	$1.28	$1.06	$ .88

Dividend per share of common stock (a)	$ .13	$ .12	$ .11	$ .10	$.045

Average number of shares outstanding - in millions (a)
Basic	96.9	96.3	96.2	96.8	96.9
Diluted	99.3	98.1	98.1	98.4	98.6

(a) Adjusted for the two-for-one stock splits effective May 13, 1991 and May 10, 1996.

FINANCIAL AND STATISTICAL DATA

	1999	1998	1997	1996	1995
Cash and marketable securities	83.5	138.6	351.1	367.6	264.6
Working capital	440.8	666.2	433.7	501.8	448.8
Current ratio	1.7	2.0	2.4	3.0	3.6
Property, plant and equipment - net	391.5	429.5	163.9	172.3	182.6
Capital expenditures	76.2	51.3	35.2	26.7	36.3
Depreciation and amortization	162.8	53.2	49.5	34.7	28.7
Total assets	2,580.5	2,875.4	985.1	993.5	854.9
Long-term debt	1,181.1	1,488.0	4.4	89.5	97.0
Stockholders' equity	671.5	672.6	612.8	530.4	454.3
Return on average equity	2.9%	9.3%	21.9%	21.2%	21.4%
Net cash provided by operating activities	284.0	154.5	91.9	204.3	111.5
Number of stockholders of record	2,929	3,061	3,127	3,306	3,260
Number of employees	10,925	10,974	5,691	5,274	4,629

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales:

	Percentage of Net Sales			Percentage Change
	1999	1998	1997	1999/98	1998/97
Net sales	100.0	100.0	100.0	91	13
Cost of sales:
Before inventory step-up	37.6	42.1	40.6	70	17
Inventory step-up	9.4	0.7	--	--	--
Total cost of sales	47.0	42.8	40.6	110	19
Gross profit	53.0	57.2	59.4	77	8
Research, development and engineering expenses	5.0	5.5	5.8	72	7
Selling, general and administrative expenses	38.4	33.9	34.1	116	12
Purchased research and development	--	7.6	--	--	--
Acquisition-related and restructuring charges	0.9	1.7	--	(1)	--
Other expense (income)	7.2	0.3	(0.4)	--	--
Earnings before income taxes	1.4	8.2	19.9	(67)	(53)
Income taxes	0.5	2.8	7.1	(66)	(56)
Net earnings	0.9	5.4	12.8	(68)	(52)
	==	==	==

The table below sets forth domestic/international and product line sales information:

	Net Sales (in millions)				Percentage Change
			Pro Forma			1999/Pro
	1999	1998	1998 (1)	1997	1999/98	Forma 1998	1998/97
Domestic/international sales
Domestic	$1,228.4	$728.9	$1,098.6	$633.2	69	12	15
International	875.3	374.3	807.0	346.9	134	8	8
Total net sales	$2,103.7	$1,103.2	$1,905.6	$980.1	91	10	13
	======	======	======	=====
Product line sales
Orthopaedic Implants	$1,248.2	$409.6	$1,111.5	$375.0	205	12	9
MedSurg Equipment	733.5	577.8	678.3	505.1	27	8	14
Physical Therapy Services	122.0	115.8	115.8	100.0	5	5	16
Total net sales	$2,103.7	$1,103.2	$1,905.6	$980.1	91	10	13
	======	======	======	=====

    The pro forma sales information includes Howmedica's sales for a comparable period but does not necessarily reflect the consolidated sales that would have occurred had Stryker and Howmedica operated as a combined entity during that period.

1999 COMPARED WITH 1998

Stryker Corporation's net sales increased 91% in 1999 to $2,103.7 million from $1,103.2 million in 1998. Net sales increased $854.5 million, or 77%, as a result of the Howmedica acquisition. Net sales also grew by 9% as a result of increased unit volume; 3% related to higher selling prices from the conversion of distributors to direct sales; 2% as a result of other acquired businesses; and 1% due to changes in foreign currency exchange rates. These increases were partially offset by a 1%

Net sales on a pro forma basis increased 10% in 1999 compared with 1998. Increased unit volume generated a 7% sales increase. Net sales also increased 2% related to the conversion of certain portions of the Company's distribution networks to direct sales, and 1% from changes in foreign currency exchange rates.

The Company's domestic sales increased 69% (12% on a pro forma basis) in 1999 compared with 1998. The domestic sales gain is a result of the Howmedica acquisition and higher shipments of orthopaedic implants, powered surgical instruments, endoscopic equipment and increased revenue from physical therapy services. U.S. sales of Howmedica products in 1999 were $413.9 million, representing an increase of 6% over sales for the prior year. Excluding a $17.1 million sales credit in the prior year for inv

Worldwide sales of Orthopaedic Implants were $1,248.2 million for 1999, representing an increase of 205% (12% on a pro forma basis) as a result of the Howmedica acquisition and higher shipments of reconstructive, trauma and spinal implants. Excluding the $17.1 million sales credit in the prior year, pro forma sales of Orthopaedic Implants increased 11% for the year. Worldwide sales of MedSurg Equipment were $733.5 million in 1999, representing an increase of 27% (8% on a pro forma basis) based on h

Cost of sales represented 47.0% of sales compared with 42.8% in 1998. The higher cost of sales percentage in 1999 resulted from $198.2 million of additional nonrecurring cost of sales for inventory sold in 1999 that was stepped-up to fair value in connection with the acquisition of Howmedica, compared with $7.8 million of inventory step-up included in 1998 cost of sales. Excluding the nonrecurring cost of sales charges for inventory step-up, cost of sales would have declined to 37.6% in 1999 compar

Research, development and engineering expenses increased 72% in 1999 and represented 5.0% of sales in 1999 compared with 5.5% in 1998. The increase in research, development and engineering spending in 1999 results from the acquisition of Howmedica and from the 1998 purchase of the manufacturing rights and facilities for OP-1. New product introductions in 1999 included Crossfire Highly Crosslinked Polyethylene for hip implants, the SecureFit Plus Hip Restoration System, the Duracon Total Stabilizer

Selling, general and administrative expenses increased 116% in 1999 and represented 38.4% of sales in 1999 compared with 33.9% in 1998. The increase in selling, general and administrative expenses is the result of the acquisition of Howmedica, and the increase as a percent of sales reflects the higher mix of Orthopaedic Implant sales, which cost more to sell than the Company's other products.

The Company recognized nonrecurring acquisition-related charges in continuing operations of $18.9 million in 1999 and $116.3 million in 1998. The 1999 charged included $14.2 million to reorganize Stryker's Japanese distribution operation in order to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. The $14.2 million charge included $11.6 million of severance-related costs and $2.6 million to cover costs associated with the discontinuanc

The completion dates of the two significant acquired in-process research projects, which were in development by Howmedica at the time of the acquisition, are progressing according to plan. These projects relate to the development of a new spinal technology to be used in the treatment of spinal disorders and the development of an improved polyethylene to be used in hip and knee implants. The estimated future revenues associated with the spinal project have not changed. The timing of estimated futu

Interest expense increased to $122.6 million in 1999 from $12.2 million in 1998 due to the borrowing of approximately $1,500.0 million to fund the Howmedica acquisition. The increase in intangibles amortization to $33.9 million in 1999 from $7.6 million in 1998 relates primarily to the Howmedica acquisition. Other income declined to $4.8 million in 1999 from $16.5 million in the prior year due to lower interest income.

The effective tax rate for 1999 was 34.9% compared with a 34% effective tax rate in 1998. The increase in the rate from 1998 to 1999 is attributable to the mix of operating results among the tax jurisdictions. Net earnings were $19.4 million (basic and diluted net earnings per share of $.20) compared with $60.0 million (basic net earnings per share of $.62 and diluted net earnings per share of $.61) in 1998, a decrease of 68%. Excluding nonrecurring charges in both years, net earnings in 1999 incr

1998 COMPARED WITH 1997

Stryker Corporation's net sales increased 13% in 1998, to $1,103.2 million, from $980.1 million in 1997. Increased unit volume generated a 10% sales increase. Net sales also increased $42.8 million, or 4%, as a result of the acquisition of Howmedica, which was acquired on December 4, 1998; 3% as a result of other acquired businesses; and 1% related to higher selling prices from the conversion of Osteonics' domestic distributors to direct sales. These increases were partially offset b

The Company's domestic sales increased 15% in 1998 compared with 1997. The leading domestic sales gains came from strong shipments of endoscopic equipment, powered surgical instruments, orthopaedic implants, hospital beds and stretchers and increased revenue from physical therapy services. Increased domestic sales from the acquisition of Howmedica were largely offset by fourth quarter sales credits for inventory returns relating to the conversion of the remaining Osteonics independent distributors

Sales of Orthopaedic Implants increased 9% for the year. The sales gains for the year resulted from incremental sales from the acquisition of Howmedica and higher shipments of hips in the United States and spinal, trauma and knee products worldwide. These Orthopaedic Implants sales increases were partially offset by sales credits of $17.1 million for inventory returns in connection with the conversion of the Osteonics domestic distributors, the unfavorable impact of foreign currency translation and

Cost of sales represented 42.8% of sales compared with 40.6% in 1997. The higher cost of sales percentage in 1998 resulted from changes in sales mix and the general weakness in foreign currencies, which increased the cost of U.S.-dollar-based inventory purchases for the Company's international operations. The cost of sales percentage also increased due to the inventory returns associated with the sales credits related to the Osteonics distributor conversions and as a result of $7.8 million in addit

Research, development and engineering expenses increased 7% as the Company spent $61.0 million on product development in 1998 compared with $56.9 million in 1997. Research, development and engineering expenses declined as a percentage of sales, partially as a result of the acquisition of Howmedica. In addition, the Company spent less on its continuing development of the OP-1 bone growth device at Stryker Biotech. This decrease was offset by greater spending on new product development in the remain ducts in 1998 included the Secur-Fit Plus hip stem, Scorpio™ CR Knee Implant, the InterPulse System, System 4 (the next generation battery powered instrument system), the Quantum 5000 lightsource, the Hermes video control system and the EZ-Pro ambulance cot.

Selling, general and administrative expenses increased 12% in 1998 as a result of incremental expenses associated with the acquisition of Howmedica and an increase in selling expenses, although such expenses grew at a slower rate than the increase in sales. Selling, general and administrative expenses declined to 33.9% of sales in 1998 from 34.1% in 1997.

There were several significant nonrecurring, acquisition-related items included in continuing operations in 1998. The Company charged $83.3 million to operations in the fourth quarter for purchased research and development, $78.4 million related to the valuation of in-process research and development projects acquired in the Howmedica purchase and $4.9 million related to the purchase of tangible research and development assets having no alternative future use in connection with the acquisition of th

The purchased research and development of $78.4 million for the Howmedica acquisition was determined based on an independent valuation of Howmedica's research and development projects using information and assumptions provided by management. Among the in-process projects included in the valuation, two are considered significant. These projects relate to the development of a new spinal technology to be used in the treatment of spinal disorders and the development of an improved polyethylene to be used i

During the fourth quarter of 1998, the Company reduced the effective tax rate for the year to 34% from 35%, thereby reducing income tax expense by $0.6 million. The reduction in the effective tax rate for the year from the 35.8% rate used in 1997 was the result of increased participation in a U.S. employment-related tax incentive program, a reduction in tax assessed on funds repatriated from Puerto Rico and a more favorable mix of operating results among tax jurisdictions, which were offset in part

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at December 31, 1999 decreased $225.4 million to $440.8 million from $666.2 million at December 31, 1998. The working capital decrease is primarily due to the charge-off of $198.2 million in inventory step-up associated with the Howmedica acquisition to cost of sales during 1999. The working capital decrease also results from the use of cash and the sale of $97.0 million of certain domestic accounts receivable under a one-year securitization facility established in Nov

The Company generated cash of $284.0 million from operations in 1999 compared with $154.5 million in 1998. The generation of cash in 1999 is the result of strong cash earnings (net earnings plus noncash adjustments) plus $112.7 million in proceeds from the accounts receivable securitization program. These increases were partially offset by the increase in accounts receivable and deferred charges, the payments of $102.5 million attributable to acquisition-related and restructuring charges and acquis

In November 1999 the Company established a one-year securitization facility under which certain domestic accounts receivables are sold on an ongoing basis to a special-purpose subsidiary which in turn may sell up to $130.0 million interest in such receivables to a third party. The accounts receivable securitization facility was established to reduce the Company's overall cost of borrowing. The Company initially received $112.7 million of proceeds under the securitization program and used the procee

On June 4, 1999, the Company's $1,650.0 million credit facility was amended to lower the net borrowing cost by an average of 50 basis points, or approximately $7.0 million per year, on current borrowings.

The Company had $83.5 million in cash and marketable debt securities at December 31, 1999. The Company also had outstanding borrowings totaling $1,287.4 million at that date. Current maturities of long-term debt at December 31, 1999 are $106.3 million and will increase to $122.2 million in 2001 and $158.7 million in 2002. The Company believes its cash on hand as well as anticipated cash flows from operations will be sufficient to fund future operating and capital requirements, payment of a working

OTHER MATTERS

The Company finalized its plan to integrate Howmedica and Stryker in 1999. As the integration plan evolved and was implemented during 1999, the Company made certain adjustments to the purchase liabilities recorded in the preliminary purchase price allocation. These adjustments resulted in net increases of $13.1 million to goodwill recorded in connection with the acquisition. The additional purchase liabilities recorded in connection with the acquisition of Howmedica totaled $126.5 million. At Dec

YEAR 2000

The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

The Company completed its Year 2000 (Y2K) project in the fourth quarter of 1999. The Company experienced no significant Y2K problems with its information technology systems, noninformation technology systems, key third parties or its products. The total incremental cost for the Y2K project was approximately $8.8 million, of which $6.7 million was incurred in 1999. All costs were expensed as incurred and were funded through operating cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manufactures its products in the United States, France, Germany, Ireland, Switzerland, Canada and Puerto Rico and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Japanese yen and European currencies,

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. The principal transactions hedged were intercompany purchases of manufactured products and intercompany payables. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions with realized gains and losse

At December 31, 1999, the Company had outstanding forward foreign exchange contracts to purchase $31.1 million and sell $47.3 million of various currencies (principally U.S. dollars) with maturities principally ranging from 30 to 180 days. At December 31, 1998, the Company also had outstanding forward foreign exchange contracts to purchase $79.7 million and sell $92.3 million of various currencies (principally U.S. dollars) with maturities ranging from 30 to 180 days.

The estimated fair value of foreign currency contracts represents the measurement of the contracts at month-end spot rates. At December 31, 1999 and 1998, the difference between fair values and contract amounts was not material. A hypothetical 10% change in exchange rates for these currencies would change the 1999 fair value by approximately $7.0 million and the 1998 fair value by $19.0 million.

The Company's exposure to market risk for changes in interest rates relates to its borrowings. The Company manages its interest rate risk on its borrowings through interest rate swap agreements, which have fixed the base rate on $800.0 million of the $1,260.8 million of variable borrowings outstanding at December 31, 1999. If market interest rates for similar borrowings average 1% more in 2000 than they did in 1999, the Company's interest expense, after considering the effects of its interest rate

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STRYKER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31
	1999	1998
ASSETS
Current Assets
Cash and cash equivalents	$80.0	$121.3
Marketable debt securities	3.5	17.3
Accounts receivable, less allowance of $28.3 ($21.6 in 1998)	377.7	425.6
Inventories	386.1	591.0
Deferred income taxes	227.0	128.6
Prepaid expenses and other current assets	36.1	50.9
Total current assets	1,110.4	1,334.7

Property, Plant and Equipment
Land, buildings and improvements	219.1	225.0
Machinery and equipment	394.0	372.2
	613.1	597.2
Less allowance for depreciation	221.6	167.7
	391.5	429.5
Other Assets
Goodwill, less accumulated amortization of $26.4 ($8.7 in 1998)	516.9	475.5
Other intangibles, less accumulated amortization of $31.6 ($15.6 in 1998)	382.0	422.5
Deferred charges, less accumulated amortization of $112.8 ($52.2 in 1998)	92.6	131.8
Other	87.1	81.4
	1,078.6	1,111.2
	$2,580.5	$2,875.4
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$110.4	$162.4
Accrued compensation	102.0	89.7
Acquisition-related reorganization reserves and liabilities	138.0	175.9
Income taxes	47.1	49.1
Accrued expenses and other liabilities	165.8	176.4
Current maturities of long-term debt	106.3	15.0
Total current liabilities	669.6	668.5

Long-Term Debt, Excluding Current Maturities	1,181.1	1,488.0
Other Liabilities	58.3	46.3
Stockholders' Equity
Common stock, $.10 par value:
Authorized--150.0 shares
Outstanding--97.2 shares (96.5 in 1998)	9.7	9.7
Additional paid-in capital	36.8	10.5
Retained earnings	668.1	661.4
Accumulated other comprehensive loss	(43.1)	(9.0)
Total stockholders' equity	671.5	672.6
	$2,580.5	$2,875.4
	======	======

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

STRYKER CORPORATION AND SUBSIDIARIES

(in millions, except per share amounts)

	Years ended December 31
	1999	1998	1997

Net sales	$2,103.7	$1,103.2	$980.1
Cost of sales	989.7	472.1	397.7
Gross profit	1,114.0	631.1	582.4

Research, development and engineering expenses	105.2	61.0	56.9
Selling, general and administrative expenses	808.4	373.6	334.3
Purchased research and development	--	83.3	--
Acquisition-related and restructuring charges	18.9	19.0	--
	932.5	536.9	391.2
Other expense (income):
Interest expense	122.6	12.2	4.8
Intangibles amortization	33.9	7.6	7.2
Other	(4.8)	(16.5)	(16.1)
	151.7	3.3	(4.1)
Earnings before income taxes	29.8	90.9	195.3
Income taxes	10.4	30.9	70.0
Net earnings	$19.4	$60.0	$125.3
	====	====	=====
Net earnings per share of common stock:
Basic	$.20	$.62	$1.30
	====	====	=====
Diluted	$.20	$.61	$1.28
	====	====	=====

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

STRYKER CORPORATION AND SUBSIDIARIES

(In millions, except per share amounts)
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 1997	$9.7	$5.9	$514.4	$0.4	$530.4
Net earnings for 1997			125.3		125.3
Unrealized losses on securities, net of $1.5
income tax benefit				(1.6)	(1.6)
Foreign currency translation adjustments				(8.6)	(8.6)
Comprehensive earnings for 1997					115.1
Sales of 0.4 shares of common stock under
stock option and benefit plans, including
$3.9 income tax benefit		5.4			5.4
Repurchase of 1.0 shares of common stock	(0.1)	(9.4)	(16.1)		(25.6)
Elimination of 0.1 shares of common stock held
by a subsidiary		(1.9)			(1.9)
Cash dividend declared of $.11 per share of
common stock			(10.6)		(10.6)
Balances at December 31, 1997	9.6	--	613.0	(9.8)	612.8
Net earnings for 1998			60.0		60.0
Unrealized gains on securities of $0.9 ($0.3 net
of tax) net of reclassification adjustment for
gains included in net earnings				0.4	0.4
Foreign currency translation adjustments				0.4	0.4
Comprehensive earnings for 1998					60.8
Sales of 0.4 shares of common stock under
stock option and benefit plans, including
$1.2 income tax benefit	0.1	6.7			6.8
Common stock issued in business acquisitions		3.8			3.8
Cash dividend declared of $.12 per share of
common stock			(11.6)		(11.6)
Balances at December 31, 1998	9.7	10.5	661.4	(9.0)	672.6
Net earnings for 1999			19.4		19.4
Unrealized losses on securities of $0.4, net of
$0.1 income tax benefit				(0.3)	(0.3)
Foreign currency translation adjustments				(33.8)	(33.8)
Comprehensive loss for 1999					(14.7)
Sales of 0.3 shares of common stock under
stock option and benefit plans, including
$3.8 income tax benefit		7.2			7.2
Common stock issued in business acquisitions		19.1			19.1
Cash dividend declared of $.13 per share of
common stock			(12.7)		(12.7)
Balances at December 31, 1999	$9.7	$36.8	$668.1	($43.1)	$671.5
	===	====	=====	====	=====

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

STRYKER CORPORATION AND SUBSIDIARIES

(in millions)
	Years Ended December 31
	1999	1998	1997
OPERATING ACTIVITIES
Net earnings	$19.4	$60.0	$125.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	67.8	30.0	26.1
Amortization	95.0	23.2	23.4
Sales of inventory stepped-up to fair value at acquisition	198.2	7.8	--
Write-off of purchased research and development	--	83.3	--
Acquisition-related and restructuring charges	18.9	19.0	--
Payments of acquisition-related and restructuring charge liabilities	(23.2)	(7.7)	--
Provision for losses on accounts receivable	15.0	2.6	2.2
Deferred income taxes (credit)	(48.6)	(33.9)	2.0
Other	7.5	(2.1)	(0.9)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Proceeds from accounts receivable securitization	112.7	--	--
Accounts receivable	(81.6)	(10.1)	(21.0)
Inventories	14.7	(30.2)	(19.2)
Deferred charges	(62.0)	(18.8)	(15.1)
Accounts payable	(31.6)	15.8	(8.2)
Payments of acquisition purchase liabilities	(79.3)	(1.9)	--
Accrued expenses	45.0	21.1	--
Income taxes	(1.9)	(2.5)	(25.7)
Other	18.0	(1.1)	3.0
Net cash provided by operating activities	284.0	154.5	91.9

INVESTING ACTIVITIES
Business acquisitions, net of cash acquired	(14.6)	(1,694.7)	(39.4)
Purchases of property, plant and equipment	(76.2)	(51.3)	(35.2)
Purchases of marketable securities	(5.0)	(233.8)	(201.0)
Sales and maturities of marketable securities	16.4	410.0	195.9
Net cash used in investing activities	(79.4)	(1,569.8)	(79.7)

FINANCING ACTIVITIES
Proceeds from borrowings	81.9	1,553.9	--
Payments on borrowings	(304.3)	(170.6)	(6.7)
Dividends paid	(11.6)	(10.6)	(9.7)
Proceeds from exercise of stock options	7.2	6.8	5.4
Repurchases of common stock	--	--	(25.6)
Other	(3.8)	7.3	6.2
Net cash provided by (used in) financing activities	(230.6)	1,386.8	(30.4)
Effect of exchange rate changes on cash and cash equivalents	(15.3)	(4.2)	(3.4)
Decrease in cash and cash equivalents	(41.3)	(32.7)	(21.6)
Cash and cash equivalents at beginning of year	121.3	154.0	175.6
Cash and cash equivalents at end of year	$80.0	$121.3	$154.0
	====	====	====

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STRYKER CORPORATION AND SUBSIDIARIES

December 31, 1999

(in millions, except per share amounts)

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

FOREIGN CURRENCY TRANSLATION: The financial statements of the Company's international affiliates are translated into U.S. dollars using current exchange rates for balance sheets and average exchange rates for statements of earnings and cash flows. Unrealized translation adjustments are included in accumulated other comprehensive gain (loss) in stockholders' equity. Transaction gains and losses, such as those resulting from the settlement of foreign currency receivables or payables, are included in net earnings.

CASH EQUIVALENTS AND INVESTMENTS: Cash equivalents are highly liquid investments with a maturity of three months or less when purchased. Investments include marketable debt securities classified as current assets and marketable equity securities and other investments classified in other assets. Other investments consist of mutual funds that are acquired to offset changes in certain liabilities related to deferred compensation arrangements.

The Company's investments are stated at fair value based on quoted market prices. Adjustments to fair value of the equity and debt securities, which are classified as available-for-sale, are recorded as increases or decreases, net of income taxes within accumulated other comprehensive gain (loss) in stockholders' equity. Adjustments to other investments, which are classified as trading, are recorded in operating expenses. Interest, dividends and realized gains and losses on the sale of such securities are included in other expense (income).

INVENTORIES: Inventories are stated at the lower of cost or market. Cost for approximately 90% (94% in 1998) of inventories is determined using the lower of first-in, first-out (FIFO) cost or market. Cost for certain domestic inventories is determined using the last-in, first-out (LIFO) cost method. The FIFO cost for all inventories approximates replacement cost.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line or declining-balance methods over the estimated useful lives of 3 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill and other intangible assets represent the excess of purchase price over fair value of tangible net assets of acquired businesses. Goodwill is amortized on a straight-line basis over 10 to 40 years (weighted average life of 29 years). Developed technology is amortized on a straight-line basis over 20 years. Other intangible assets, consisting primarily of customer base (which reflects expected continued customer patronage), trademarks, trade names and assembled work force, are amortized on a straight-line basis over 5 to 35 years (weighted average life of 23 years).

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

DEFERRED CHARGES: Deferred charges represent the net book value of loaner instruments for surgical implants provided to customers by the Company. These instruments are amortized on a straight-line basis over periods ranging from one to three years. Amortization expense of instruments is included in selling, general and administrative expenses in the Consolidated Statements of Earnings.

DEFERRED LOAN COSTS: Deferred loan costs of $29.1 associated with the Company's Senior Secured Credit Facilities are being amortized over the terms of the related debt using the effective-interest method and are classified in other assets. Amortization expenses for these deferred loans costs are included in interest expense and were $7.4 for 1999 and $0.4 for 1998.

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

DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses derivative financial instruments to manage the economic impact of fluctuations in interest rates and foreign currency exchange rates. The Company enters into interest rate swaps and foreign currency forward contracts to manage these economic risks.

Interest rate differentials to be paid or received as a result of interest rate swaps are accrued and recognized as an adjustment of interest expense related to the designated debt. Foreign currency forward contracts used to hedge intercompany financial activity are carried off balance sheet with realized gains and losses included in the measurement and recording of the hedged transactions.

STOCK OPTIONS: The Company follows Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

COMPREHENSIVE INCOME: The components of accumulated other comprehensive gain (loss) are as follows:

	Unrealized	Foreign	Accumulated
	Gains	Currency	Other
	(Losses) on	Translation	Comprehensive
	Securities	Adjustments	Gain (Loss)
Balances at December 31, 1997	($0.4)	($9.4)	($9.8)
Other comprehensive earnings for 1998	0.4	0.4	0.8
Balances at December 31, 1998	--	(9.0)	(9.0)
Other comprehensive loss for 1999	(0.3)	(33.8)	(34.1)
Balances at December 31, 1999	($0.3)	($42.8)	($43.1)
	====	====	====

NEW ACCOUNTING STANDARDS NOT YET ADOPTED: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the criteria to be treated as a hedge under Statement No. 133 are to be included in earnings. For derivatives that do meet the hedge criteria,

RESTATEMENT OF 1998 FINANCIAL STATEMENTS: On January 27, 2000, the Company announced a restatement of its financial statements for the year ended December 31, 1998 to reduce acquisition-related charges recorded in the fourth quarter of 1998. The 1998 acquisition-related charges had previously included $31.0 in reserves for the conversion of certain foreign distributors to direct sales where contractual terms had not been reached as of December 31, 1998. The Company has reversed this reserve as of Decem

The Company had initially anticipated converting one of the foreign distributors to direct sales at a potential cost of $30.0. However, as of January 27, 2000 (the date the 1998 financial statement restatement was announced), the Company no longer expects to negotiate termination of that distributor agreement. This decision was made as a result of changes in the Company's management in late 1999 and consequent changes in the integration plan with respect to that distributor.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the presentation used in 1999.

2. FINANCIAL INSTRUMENTS

The following is a summary of the Company's investments:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
At December 31, 1999:
Debt securities	$3.5			$3.5
Equity securities	4.5	$0.8	($1.4)	3.9
Other investments	6.0			6.0
Total	$14.0	$0.8	($1.4)	$13.4
	===	==	===	===
At December 31, 1998:
Debt securities	$17.3			$17.3
Equity securities	1.7	$0.5	($0.7)	1.5
Other investments	3.6			3.6
Total	$22.6	$0.5	($0.7)	$22.4
	===	==	===	===

Gross realized gains on sales of the Company's investments totaled $2.5, $2.6 and $0.1 in 1999, 1998 and 1997, respectively, and gross realized losses total $0.1, $1.1 and $0.8 in 1999, 1998 and 1997, respectively. At December 31, 1999, 100% of the Company's investments in debt securities mature within one year.

Interest income, which is included in other income, totaled $4.2 in 1999, $16.5 in 1998 and $15.0 in 1997.

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. The principal transactions hedged by the Company are the intercompany purchases of manufactured products and intercompany payables. The periods of the forward foreign exchange contracts correspond to the periods of the hedge transactions, with realized

At December 31, 1999, the Company had outstanding forward foreign exchange contracts to purchase $31.1 and sell $47.3 of various currencies (principally U.S. dollars) with maturities principally ranging from 30 to 180 days. At December 31, 1998, the Company also had outstanding forward foreign exchange contracts to purchase $79.7 and sell $92.3 of various currencies (principally U.S. dollars) with maturities ranging from 30 to 180 days. The estimated fair value of foreign currency contracts represents

The Company manages its interest rate risk on its borrowings through the purchase of interest rate swap agreements, which have fixed the base rate on $800.0 of the $1,260.8 of variable borrowings outstanding at December 31, 1999. Under the agreements, the Company has fixed the base rate on an $800.0 notional amount of the U.S. -dollar-denominated borrowings at an average rate of 5.7%. The interest rate swaps mature over various terms ranging from September 2000 through December 2004. The fair value of

3. INVENTORIES

Inventories are summarized as follows:

	December 31
	1999	1998
Finished goods	$276.7	$488.9
Work-in-process	58.9	49.8
Raw material	57.8	59.8
FIFO cost	393.4	598.5
Less LIFO reserve	7.3	7.5
	$386.1	$591.0
	====	====

Inventories at December 31, 1998 reflect a step-up of $213.2 to fair value in connection with the acquisition of Howmedica (see Note 4).

4. BUSINESS ACQUISITIONS

In November 1999, the Company acquired all of the outstanding common stock of InfoMedix Communications Corporation (now known as Stryker Communications Corporation, which develops, builds and sells video communications hardware and software that enables telecommunication of surgical images for medical education) for cash of $1.2 and 0.2 shares of Stryker common stock ($9.4 value). The use of Stryker common stock represents a noncash investing activity that is not reflected in the Consolidated Statement

In April 1999, the Company acquired the portion of the Japanese distributor of Leibinger products associated with the distribution of such products for cash of approximately $2.7. The entire purchase price was allocated to tangible assets acquired.

On December 4, 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc., for $1,650.0 in cash. Howmedica develops, manufactures and markets a wide range of specialty medical products utilized in the treatment of musculoskeletal disorders. Howmedica products include hip and knee implants for primary and revision surgery, bone cement, trauma systems used in bone repair, craniomaxillofacial fixation devices and specialty surgical equipment used in neurosurgery. The acquisition was fun

The acquisition of Howmedica was accounted for using the purchase method of accounting. The results of operations for Howmedica are included in the Company's consolidated financial statements beginning December 5, 1998. The purchase price of $1,650.0 in cash plus an estimate for a contractually required adjustment, based on the increase in Howmedica's working capital since December 31, 1997, and liabilities assumed, was preliminarily allocated in December 1998 to the assets acquired, based on their esti

Based on the final purchase price allocation, goodwill of $488.7 was recorded by the Company in connection with the acquisition. Goodwill represents the excess of the purchase price and purchase liabilities over the fair value of net identifiable tangible and intangible assets acquired. Approximately $488.3 of the purchase price was allocated to identifiable intangible assets, including purchased research and development of $78.4, developed technology of $227.0, customer base of $141.8 and trademarks a

The purchased research and development of $78.4 for the Howmedica acquisition was determined based on an independent valuation of Howmedica's research and development projects using information and assumptions provided by management. Among the in-process projects included in the valuation, two are considered significant. These projects relate to the development of a new spinal technology to be used in the treatment of spinal disorders and the development of an improved polyethylene to be used in hip an

In connection with the final purchase price allocation, Howmedica inventories were stepped-up $207.5 to fair value. This step-up has been charged off as additional nonrecurring cost of sales as the acquired inventory was sold. Cost of sales for 1999 and for the fourth quarter of 1998 were increased as a result of the step-up. These increases in cost of sales reduced pretax earnings for 1999 by $198.2 ($128.8 net of tax) and 1998 fourth quarter pretax earnings by $7.8 ($5.2 net of tax). At December 31

Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and Howmedica. In conjunction with the integration plan, the Company has recorded additional purchase liabilities of $126.5 ($80.5 net of related tax benefits), which were included in the final acquisition cost allocation. The Company also incurred $37.7 in costs and charges related to the acquisition that were charged to operations during 1999 and 1998 (see Note 5).

During 1999, the Company finalized its purchase price allocation to reflect additional purchase liabilities relating to the Company's integration activities as the restructuring was implemented, as shown in the table below. The related increases and decreases in these additional purchase liabilities resulted in corresponding changes to goodwill associated with the acquisition of Howmedica.

The additional purchase liabilities include $84.2 for severance and related costs for Howmedica employees, $26.3 for the cost to convert Howmedica's distribution network to direct sales and $16.0 for the cost associated with Howmedica facility closures and contractual obligations. The severance and related costs are provided for workforce reductions covering approximately 1,250 Howmedica employees in the areas of general management, marketing, research and development, general administration and product

Many of the activities for which additional purchase liabilities are recorded were completed during 1999. These activities include the conversion of Howmedica's distribution network to direct sales and planned workforce reductions covering approximately 980 Howmedica employees. The remaining workforce reductions are expected to be completed by the third quarter of 2000. Payments of distributor conversion obligations and severance and related costs are expected to be completed in the first half of 20

The following table provides a rollforward from December 4, 1998 (the date of acquisition) to December 31, 1999 of the additional purchase liabilities recorded in connection with the acquisition of Howmedica:

			Facility
	Severance		Closures &
	& Related	Distributor	Contractual
	Costs	Conversions	Obligations
Balances established at December 4, 1998	$70.4	$27.7	$13.1
Payments	(1.6)		(0.3)
Balances at December 31, 1998	68.8	27.7	12.8
Additions (reductions)	13.8	(1.4)	2.9
Payments	(57.1)	(18.5)	(3.7)
Foreign currency translation effects	(2.4)		1.3
Balances at December 31, 1999	$23.1	$7.8	$13.3
	====	===	====

The following unaudited pro forma financial information presents the combined results of operations of Stryker and Howmedica as if the acquisition had occurred as of January 1, 1997, after giving effect to certain adjustments, including amortization of goodwill and intangible assets, increased interest expense on debt related to the acquisition, reduced interest income from cash utilized to complete the acquisition and the related tax effects. The pro forma financial information does not necessarily ref

	Years ended December 31
	(Unaudited)
	1998	1997
Net sales	$1,905.6	$1,800.8
Net earnings	$107.2	$85.5
Net earnings per share:
Basic	$1.11	$0.89
Diluted	$1.09	$0.87

The pro forma financial information presented above does not include nonrecurring charges for purchased research and development, the sale of inventory stepped-up to fair value at the date of acquisition and integration activities. These items are included in the actual results of operations for 1998. The pro forma financial information includes pretax costs of approximately $31.7 for 1998 and $27.0 for 1997, representing an allocation of certain Pfizer corporate and division overhead costs to Howmedic

In November 1998, the Company purchased the manufacturing rights, facilities and product on-hand for its OP-1 bone growth device from Creative BioMolecules, Inc., for approximately $19.3 in cash. In addition, the purchase agreement provided for increases in royalty payments associated with potential future OP-1 sales. The acquisition was accounted for using the purchase method. In connection with the acquisition, $4.9 of the purchase price paid for tangible research and development assets that have no

During 1998, the Company's Osteonics Corp. subsidiary purchased four of its independent distributors at a cost of approximately $19.7. The entire purchase price was allocated to tangible assets acquired.

During 1998 and 1997, the Company acquired additional shares of outstanding common stock of Matsumoto Medical Instruments, Inc., its Japanese distributor, thereby increasing its direct ownership to 83% at December 31, 1998 (75% at December 31, 1997). During 1998, additional shares were acquired for cash of $3.3 and 0.1 shares of Stryker common stock ($3.8 value). During 1997, additional shares of Matsumoto were purchased for cash of $28.6. Each acquisition of additional shares was accounted for using

The Company's Physiotherapy Associates, Inc. subsidiary has purchased a number of physical therapy clinic operations. The aggregate purchase price of these clinics in 1999, 1998 and 1997 was approximately $2.2, $2.6 and $5.6, respectively. Intangible assets acquired, principally employment contracts and goodwill, are being amortized over periods ranging from 1 to 15 years.

For all of the above acquisitions other than that of Howmedica, pro forma consolidated results would not differ significantly from reported results.

5. ACQUISITION-RELATED AND RESTRUCTURING CHARGES

In 1999 and 1998, the Company recorded acquisition-related and restructuring pretax charges consisting of the following items:

	1999	1998
Acquisition-related charges:
Reorganization of distribution channels	$4.7	$21.8
Expensed transaction costs	--	11.2
	4.7	33.0
Less margin impact related to sales credits	--	14.0
Total acquisition-related charges	4.7	19.0

Restructuring charges:
Severance and related costs	11.6	--
Discontinuance of product line	2.6	--
Total restructuring charges	14.2	--
Total acquisition-related and restructuring charges	$18.9	$19.0
	===	===

The acquisition-related charges include $26.5 ($4.7 in 1999 and $21.8 in 1998) for the reorganization of Stryker's distribution channels to accommodate the integration of the Howmedica sales force. The reorganization of Stryker's distribution channels encompasses the conversion of all remaining Osteonics distributors in the United States and certain distributors in Europe and the Pacific to direct sales in the form of branches or agents. These conversions provide the Company greater control over its di d facilitate the integration with the Howmedica organization. The Company believes that this action improves its ability to manage the sales and marketing of competing Stryker- and Howmedica-branded products within individual markets. The cost of the conversions is based on contractual terms.

The $21.8 acquisition-related charge in 1998 included $14.0 related to the buyback of inventory from U.S. distributors being converted to direct sales. The inventory was repurchased at its original selling price of $17.1 and was returned to inventory at its manufactured cost of $3.1, resulting in the reversal of gross profit on the original sale totaling $14.0. The 1998 expensed transaction costs represent costs associated with the acquisitions of Howmedica and of the manufacturing rights, facilities a

The 1999 restructuring charges of $14.2 relate to the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. The charge includes $11.6 to cover severance-related costs for approximately 110 employees and $2.6 for costs associated with the discontinuance of the ophthalmology product line. Planned workforce reductions covering approximately 80 employees have been completed. The

The Company has not utilized $2.7 of reserves related to distributor reorganizations that were charged to operations in 1996. The delay in the use of these reserves occurred because the distributor is located in a country where Howmedica has a direct sales operation. The Company has not yet been able to complete the purchase of the Howmedica assets in this country because of the lengthy regulatory approval process there. Regulatory approval is anticipated in late 2000, and the Company anticipates that

The following table provides a rollforward of remaining liabilities associated with acquisition-related, restructuring and special pretax charges recorded by the Company in 1999,1998 and 1996:

	Distributor	Severance &	Discontinuance
	Conversions	Related Costs	of Product Line
Balance at January 1, 1997	$15.0	--	--
Payments	(1.1)	--	--
Balance at December 31, 1997	13.9	--	--
Additions recognized as charges in the 1998
Consolidated Statement of Earnings	7.8	--	--
Payments	(3.9)	--	--
Balance at December 31, 1998	17.8	--	--
Additions recognized as charges in the 1999
Consolidated Statement of Earnings	4.7	$11.6	$2.6
Payments	(9.1)	(8.5)
Inventory write-offs	--	--	(1.9)
Foreign currency translation effects	--	1.2	0.3
Balances at December 31, 1999	$13.4	$4.3	$1.0
	===	==	==

6. BORROWINGS AND OTHER FINANCING ARRANGEMENTS

Long-term debt is as follows:

	December 31
	1999	1998
Term loans	$1,013.4	$1,150.0
Revolving credit	---	107.6
Multi-currency loan	247.4	230.2
Other	26.6	15.2
	1,287.4	1,503.0
Less current maturities	106.3	15.0
	$1,181.1	$1,488.0
	======	======

In December 1998, the Company entered into $1,650.0 of Senior Secured Credit Facilities in conjunction with the acquisition of Howmedica (see Note 4). The facilities provide for $1,150.0 in term loans, a six-year $250.0 U.S. revolving credit facility and a six-year $250.0 reducing multicurrency facility.

The term loans consist of three tranches. Tranche A provides for a six-year $575.0 term loan, Tranche B for a seven-year $290.0 term loan and Tranche C for an eight-year $285.0 term loan. The term loans bear interest at a base rate, as defined, plus an applicable margin ranging from 1.25% to 3.00%, depending on the leverage ratio of the Company. The six-year $250.0 U.S. revolving credit facility bears interest at a base rate, as defined, plus an applicable margin ranging from 1.25% to 2.25%, dependin

The Company has fixed the base rate on an $800.0 notional amount of the U.S.-dollar-denominated borrowings at an average rate of 5.7% using interest rate swaps (see Note 2).

Borrowings under the credit facilities are guaranteed by certain of the Company's subsidiaries and are fully secured by a substantial portion of the assets of the Company and such subsidiaries. The credit agreement requires the Company to comply with certain financial and other covenants and places certain limitations on the amount of increases in dividend payments.

In November 1999, the Company established a one-year accounts receivables securitization facility pursuant to which certain subsidiaries of the Company sell on an ongoing basis all of their domestic receivables to Stryker Funding Corporation, a wholly owned special-purpose subsidiary of the Company, which in turn may sell up to an aggregate of $130.0 undivided percentage ownership interests in such receivables to a multiseller commercial paper conduit administered by a bank. Creditors of Stryker Funding

In December 1999, a $112.7 undivided ownership interest in accounts receivables was sold by Stryker Funding Corporation. The proceeds were paid by Stryker Funding Corporation to the originating subsidiaries as part of the purchase price for the receivables purchased from them and were ultimately used by the Company to reduce long-term debt. The sale by Stryker Funding Corporation is reflected in the balance sheet as a reduction of accounts receivable. The amount of the undivided interest in receivable

In December 1999, the Company entered into a financing arrangement which provides for the sale of future foreign currency revenues. As of December 31, 1999, the Company had committed to borrowings during 2000 in the cumulative principal amount of approximately $31.0. No borrowings were outstanding under this arrangement at December 31,1999.

Maturities of debt for the four years succeeding 2000 are: 2001 - $122.2; 2002 - $158.7; 2003 - $197.2; and 2004 - $232.9.

The carrying amounts of the Company's long-term debt approximate their fair values, based on the Company's current borrowing rates for similar types of borrowing agreements' quoted rates.

Interest paid on debt was $126.1 in 1999, $12.2 in 1998 and $4.1 in 1997 and approximates interest expense.

7. CAPITAL STOCK

The Company has key employee and director stock option plans under which options are granted at a price not less than fair market value at the date of grant. The options are granted for periods of up to 10 years and become exercisable in varying installments. A summary of stock option activity follows:

		Weighted Average
	Shares	Exercise Price
Options outstanding at January 1, 1997	3.2	$13.40
Granted	0.8	28.86
Canceled	(0.1)	17.72
Exercised	(0.4)	6.50
Options outstanding at December 31, 1997	3.5	17.77
Granted	1.9	38.60
Canceled	(1.2)	39.93
Exercised	(0.4)	8.52
Options outstanding at December 31, 1998	3.8	22.39
Granted	1.5	48.56
Canceled	(0.1)	39.80
Exercised	(0.3)	12.05
Options outstanding at December 31, 1999	4.9	$30.37
	==

Price range $ 7.32 - $15.00	1.1	$11.09
Price range $15.01 - $30.00	1.5	24.63
Price range $30.01 - $45.00	0.9	34.51
Price range $45.01 - $48.56	1.4	48.56
Options outstanding at December 31, 1999	4.9	$30.37
	==

Shares reserved for future grants were 7.8 and 9.2 at December 31, 1999, and 1998, respectively.

Exercise prices for options outstanding as of December 31, 1999, ranged from $7.32 to $48.56. A summary of shares exercisable follows:

		Weighted Average
	Shares	Exercise Price
Price range $ 7.32 - $15.00	1.1	$11.09
Price range $15.01 - $30.00	0.9	25.71
Price range $30.01 - $45.00	0.1	31.11
Shares exercisable at December 31, 1999	2.1	$18.13
	==

The Company follows APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Earnings for options issued under Company stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Compan

	1999	1998	1997
Net earnings
As reported	$19.4	$60.0	$125.3
Pro forma	13.0	57.6	123.6

Basic net earnings per share
As reported	$0.20	$0.62	$1.30
Pro forma	0.13	0.60	1.28

Diluted net earnings per share
As reported	$0.20	$0.61	$1.28
Pro forma	0.13	0.59	1.26

The weighted average per share fair value of options granted during 1999, 1998 and 1997, estimated on the date of grant using the Black-Scholes option pricing model, was $23.35, $15.74 and $11.49, respectively. The fair value of options granted is estimated on the date of grant using the following assumptions:

	1999	1998	1997
Risk-free interest rate	6.46%	4.75%	5.65%
Expected dividend yield	0.29%	0.30%	0.41%
Expected stock price volatility	38.0%	37.6%	29.4%
Expected option life	6.4 years	6.4 years	6.3 years

The Company has 0.5 authorized shares of $1 par value preferred stock, none of which are outstanding.

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share:

	1999	1998	1997
Net earnings	$19.4	$60.0	$125.3
	===	===	====
Weighted-average shares outstanding for basic
net earnings per share	96.9	96.3	96.2
Effect of dilutive employee stock options	2.4	1.8	1.9
Adjusted weighted-average shares outstanding
for diluted net earnings per share	99.3	98.1	98.1
	===	===	====
Basic net earnings per share	$0.20	$0.62	$1.30
Diluted net earnings per share	$0.20	$0.61	$1.28

9. RETIREMENT PLANS

Certain of the Company's subsidiaries have defined benefit plans covering some or all of their employees. A summary of the information related to all of the Company's defined benefit plans is as follows:

	December 31
	1999	1998
Change in benefit obligation:
Benefit obligation at beginning of year	$69.8	$5.8
Service cost	4.5	0.9
Interest cost	3.9	0.4
Foreign exchange impact	(5.1)	0.3
Employee contributions	0.6	--
Plan amendments	2.7	--
Actuarial and curtailment gains	(3.0)	(0.1)
Acquisitions	--	63.1
Benefits paid	(5.8)	(0.6)
Benefit obligation at end of year	67.6	69.8

Change in plan assets:
Fair value of plan assets at beginning of year	59.6	4.8
Actual return	7.9	0.8
Employer contributions	2.3	0.8
Employee contributions	0.6	--
Foreign exchange impact	(3.8)	0.3
Acquisitions	--	53.5
Benefits paid	(5.7)	(0.6)
Fair value of plan assets at end of year	60.9	59.6

Funded status	(6.7)	(10.2)
Unrecognized net actuarial gain	(10.5)	(3.5)
Unrecognized transition amount	1.1	1.6
Unrecognized prior service cost	2.2	(1.5)
Accrued benefit cost	($13.9)	($13.6)
	====	====
Amounts recognized in balance sheet:
Prepaid benefit cost	$1.9	$2.6
Accrued benefit liability	(15.8)	(14.4)
Intangible asset	--	(1.8)
Net amount recognized	($13.9)	($13.6)
	====	====
Weighted-average assumptions as of December 31:
Discount rate	6.00%	5.60%
Expected return on plan assets	6.60%	6.70%
Rate of compensation increase	3.20%	3.40%

	1999	1998	1997
Components of net periodic benefit cost:
Service cost	$4.5	$0.9	$0.8
Interest cost	3.9	0.4	0.3
Expected return on plan assets	(3.9)	(0.3)	(0.2)
Amortization of transition amounts and
prior service cost	0.2	(0.1)	(0.1)
Recognized actuarial gain	(0.3)	--	(0.1)
Net periodic benefit cost	$4.4	$0.9	$0.7
	===	===	===

At December 31, 1999, defined benefit plans with plan assets in excess of benefit obligations had plan assets totaling $56.5 and benefit obligations totaling $48.6, and defined benefit plans with benefit obligations in excess of plan assets had plan assets totaling $4.4 and benefit obligations totaling $19.0.

Retirement plan expense under the Company's profit sharing and defined contribution retirement plans totaled $28.9 in 1999, $14.3 in 1998 and $11.2 in 1997. A portion of the Company's retirement plan expenses was funded with Stryker common stock totaling $2.0 in 1999, $1.7 in 1998 and $1.5 in 1997. The use of Stryker common stock represents a non-cash investing activity that is not reflected in the Consolidated Statements of Cash Flows.

10. INCOME TAXES

Earnings before income taxes consist of the following:

	1999	1998	1997
United States operations	$59.7	$66.9	$180.4
Foreign operations	(29.9)	24.0	14.9
	$29.8	$90.9	$195.3
	===	===	====

The components of the provision for income taxes follow:

	1999	1998	1997
Current:
Federal	$38.1	$56.9	$57.6
State, including Puerto Rico	3.8	8.6	8.6
Foreign (credit)	17.2	(0.7)	1.8
	59.1	64.8	68.0
Deferred tax expense (credit)	(48.7)	(33.9)	2.0
	$10.4	$30.9	$70.0
	===	===	===

A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate follows:

	1999	1998	1997
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State taxes, less effect of federal deduction	10.7	3.4	2.4
Tax benefit relating to operations in Puerto Rico	(21.6)	(6.9)	(1.4)
Earnings of Foreign Sales Corporation	(12.0)	(5.1)	(1.7)
Nondeductible purchased research and development
and permanent differences	15.8	6.6	0.1
Tax benefit relating to foreign tax credit	(11.9)	---	---
Foreign income taxes at rates different from the
U.S. statutory rate	15.6	(0.1)	(0.5)
Other	3.3	1.1	1.9
	34.9%	34.0%	35.8%
	===	===	===

The large percentage fluctuations shown in the 1999 reconciliation are caused by the low base of pretax earnings used in the computation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant temporary differences, which comprise the Company's deferred tax assets and liabilities, is as follows:

	December 31
	1999	1998
Deferred tax assets:
Inventories	$96.5	$42.8
Accounts receivable and other assets	8.0	4.1
Other accrued expenses	90.8	66.2
Depreciation and amortization	21.7	34.9
State taxes	5.4	6.4
Net operating loss carryforwards	34.0	1.1
Other	13.3	4.3
Total deferred tax assets	269.7	159.8

Deferred tax liabilities:
Depreciation and amortization	(22.7)	(16.8)
Other accrued expenses	(18.6)	--
Other	(13.8)	(7.4)
Total deferred tax liabilities	(55.1)	(24.2)
Total net deferred tax assets	$214.6	$135.6
	====	====

Net operating loss carryforwards totaling approximately $83.8 at December 31, 1999 are available to reduce future taxable earnings of certain foreign subsidiaries. A significant portion of these carryforwards may be carried forward indefinitely.

Deferred tax assets and liabilities are included in the Consolidated Balance Sheets as follows:

	December 31
	1999	1998
Current assets -- Deferred income taxes	$227.0	$128.6
Noncurrent assets -- Other assets	42.7	31.2
Current liabilities -- Accrued expenses and other liabilities	(22.5)	(7.4)
Noncurrent liabilities -- Other liabilities	(32.6)	(16.8)
Total net deferred tax assets	$214.6	$135.6
	====	====

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings ($222.5 at December 31, 1999) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Total income taxes paid were $69.4 in 1999, $56.2 in 1998 and $87.5 in 1997.

11. SEGMENT AND GEOGRAPHIC DATA

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment sells orthopaedic reconstructive products such as hip, knee, shoulder and spinal implants and trauma-related products. The MedSurg Equipment segment sells powered surgical instruments, endoscopic systems, medical video imaging equipment and patient care and handling systems. Other includes Physical Therapy Services and corporate administration, interes

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.

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

Sales and other financial information by business segment follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Year ended December 31, 1999
Net sales	$1,248.2	$733.5	$122.0	$2,103.7
Interest income	--	--	4.2	4.2
Interest expense	--	--	122.6	122.6
Depreciation and amortization expense	128.2	29.1	5.5	162.8
Additional cost of sales for inventory
stepped up to fair value	170.6	27.6	--	198.2
Acquisition-related and
restructuring charges	9.5	9.4	--	18.9
Income taxes (credit)	43.9	21.8	(55.3)	10.4
Segment net earnings (loss)	30.8	68.0	(79.4)	19.4
Total assets	1,916.5	559.1	104.9	2,580.5
Capital expenditures	48.1	23.5	4.6	76.2

Year ended December 31, 1998
Net sales	409.6	577.8	115.8	1,103.2
Interest income	--	--	16.5	16.5
Interest expense	--	--	12.2	12.2
Depreciation and amortization expense	32.2	16.1	4.9	53.2
Additional cost of sales for inventory
stepped up to fair value	7.3	0.5	--	7.8
Additional cost of sales for inventory
repurchased from distributors	14.0	--	--	14.0
Purchased research and development	83.3	--	--	83.3
Acquisition-related and
restructuring charges	7.8	--	11.2	19.0
Income taxes (credit)	(1.0)	33.6	(1.7)	30.9
Segment net earnings (loss)	0.2	68.8	(9.0)	60.0
Total assets	2,147.3	601.4	126.7	2,875.4
Capital expenditures	21.9	23.9	5.5	51.3

Year ended December 31, 1997
Net sales	375.0	505.1	100.0	980.1
Interest income	--	--	15.0	15.0
Interest expense	--	--	4.8	4.8
Depreciation and amortization expense	28.3	17.0	4.2	49.5
Income taxes	40.5	25.8	3.7	70.0
Segment net earnings	69.4	53.3	2.6	125.3
Total assets	304.9	315.7	364.5	985.1
Capital expenditures	17.6	13.9	3.7	35.2

The Company's area of operations outside of the United States, Japan and Europe principally includes the Pacific, Canada, Latin America and the Middle East. Geographic information follows:

		Long-
	Net	Lived
	Sales	Assets
Year ended December 31, 1999
United States	$1,228.4	$740.6
Europe	416.8	498.5
Japan	266.7	143.1
Other foreign countries	191.8	39.1
	$2,103.7	$1,421.3
	======	======
Year ended December 31, 1998
United States	$728.9	$827.0
Europe	135.3	541.5
Japan	131.3	141.6
Other foreign countries	107.7	32.7
	$1,103.2	$1,542.8
	======	======
Year ended December 31, 1997
United States	$633.2	$122.6
Europe	104.4	49.3
Japan	154.3	68.3
Other foreign countries	88.2	2.3
	$980.1	$242.5
	====	====

Gains (losses) on foreign currency transactions, which are included in other expense (income), totaled $1.0, ($2.1) and $0.3 in 1999, 1998 and 1997, respectively.

12. LEASES

The Company leases various manufacturing and office facilities and equipment under operating leases. Future minimum lease commitments under these leases are as follows:

2000	$22.1
2001	19.2
2002	20.3
2003	15.9
2004	82.8
Thereafter	8.8
$169.1
=====

Rent expense totaled $42.3 in 1999, $32.7 in 1998 and $26.3 in 1997.

In December 1999 the Company entered into a five-year lease for a new office, manufacturing and distribution facility to be built in the United States. The estimated $70.0 cost of the facility will be funded by the lessor. Payments under the lease, which will commence in 2002, will be based on LIBOR plus an applicable margin ranging from 1.25% to 2.25% applied to the estimated cost of the facility. The Company has an option to renew the lease for an additional five-year period subject to certain condi e lease term the Company does not purchase the property, the Company guarantees a residual value to the lessor of up to the lessor's net investment in the property.

13. CONTINGENCIES

The Company is involved in various claims and legal actions arising in the normal course of business. The Company does not anticipate material losses as a result of these actions beyond amounts already provided in the accompanying financial statements.

SUMMARY OF QUARTERLY DATA

STRYKER CORPORATION AND SUBSIDIARIES

(Unaudited)

(in millions, except per share data)
	1999 Quarter Ended				1998 Quarter Ended
	March 31(a)	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31(b)

Net sales	$522.4	$523.3	$498.9	$559.1	$253.6	$267.3	$261.0	$321.3

Gross profit	255.8	260.2	255.9	342.1	152.8	156.5	149.8	172.0

Earnings (loss) before income taxes	(31.5)	(6.2)	0.2	67.3	55.4	54.2	53.5	(72.2)

Net earnings (loss)	(20.8)	(3.7)	0.1	43.8	36.0	35.3	34.7	(46.0)

Net earnings (loss) per share
of common stock:
Basic	(0.21)	(0.04)	0.00	0.45	0.37	0.37	0.36	(0.48)
Diluted	(0.21)	(0.04)	0.00	0.44	0.37	0.36	0.35	(0.47)

Market price of common stock:
High	62-1/2	65-13/16	68-3/4	73-1/4	49-1/8	48-11/16	45-1/8	55-3/4
Low	44-7/16	47-3/4	49-7/8	48-5/8	34-3/4	36-7/8	31-7/8	31
  In the first quarter of 1999, the Company recorded a charge of $19.7 for the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan.
  In the fourth quarter of 1998, the Company recorded a charge of $83.3 for the write-off of purchased research and development and acquisition-related charges of $33.0. Both of these charges relate to the acquisitions of Howmedica and of the manufacturing rights, facilities and product on-hand for the Company's OP-1 bone growth device (see Note 4).

The price quotations reported above were supplied by the New York Stock Exchange.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Stryker Corporation

We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsib n opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as wel

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relat

/s/ ERNST & YOUNG LLP

Kalamazoo, Michigan

February 4, 2000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company appearing under the caption "Election of Directors" in the 2000 proxy statement is incorporated herein by reference.

Information regarding the executive officers of the Company appears below. All officers are elected annually. Reported ages are as of January 31, 2000.

John W. Brown, age 65, has been Chairman of the Board since January 1981, and President and Chief Executive Officer of the Company since February 1977. He is also a director of Lunar Corporation, a medical products company, National City Corporation, a bank, Arthur D. Little, Inc., an international management consulting company, the Health Industry Manufacturers Association, The American Business Conference and the Food and Drug Law Institute.

Dean H. Bergy, age 40, was appointed Vice President, Finance in October 1998. Previously he was Vice President, Finance of the Stryker Medical division since October 1996 and Controller of the Company from June 1994. Prior to joining the Company in June 1994, he was a Senior Manager with Ernst & Young LLP.

Christopher F. Homrich, age 40, was appointed Treasurer upon joining the Company in April 1996. He had previously been Assistant Treasurer at Ingram Industries Inc., a privately held corporation with business activities including wholesale distribution of microcomputer products, books and video cassettes, inland marine transportation, oil and gas wellhead manufacturing and insurance, since June 1991.

Stephen Si Johnson, age 43, was appointed Vice President of the Company in February 2000 and was appointed Group President, MedSurg in September 1999. He had previously been President of Stryker Instruments since 1995. Since joining the Company in 1980 he has held various sales and marketing positions in the MedSurg Group and was appointed General Manager of Stryker Instruments in 1992 and Executive Vice President of Stryker Instruments in 1994.

William T. Laube, III, age 60, was appointed President of Stryker Pacific Limited in 1985 and has been a Vice President of the Company since March 1979. Since joining the Company in July 1975, he has held various international sales management positions .

James R. Lawson, age 55, was appointed President, Stryker Europe in February 2000 and has been a Vice President of the Company since July 1999. Upon joining the Company in December 1998, he served as Senior Vice President of Sales, Marketing and Product Development for Howmedica Osteonics and became President, Worldwide Business Development in July 1999. Prior to the Howmedica acquisition, he was Senior Vice President, Sales and Customer Service of the Howmedica division of Pfizer Inc. since 1996. He

Edward B. Lipes, age 47, was appointed Group President of Howmedica Osteonics in November 1998 and has been a Vice President of the Company since May 1994. He held the position of President, Osteonics Corp. from August 1989 and President, Physiotherapy Associates, Inc. upon joining the Company in April 1988. He had previously spent ten years with Baxter International Inc. in manufacturing management and strategic planning. Prior to joining the Company, he was general manager of Baxter New Zealand Ltd

Michael R. Mainelli, Jr., age 38, was appointed President, Stryker Spine in July 1999 and has been a Vice President of the Company since joining the Company in April 1996. Previously he had been President of Nippon Stryker K.K. since 1998 and Representative Director and President of Matsumoto Medical Instruments, Inc. since 1997. He had previously spent twelve years with General Electric Company in manufacturing, marketing, and product line management positions. Prior to joining the Company, he was mo

David J. Simpson, age 53, was appointed Vice President, Chief Financial Officer and Secretary upon joining the Company in June 1987. He had previously been Vice President and Treasurer of Rexnord Inc., a manufacturer of industrial and aerospace products, since July 1985.

Thomas R. Winkel, age 47, was appointed Vice President, Administration of the Company in December 1998 and has been a Vice President of the Company since December 1984. He had previously been President of Stryker Americas/Middle East since March 1992 and Vice President, Administration since June 1987. Since joining the Company in October 1978, he has held various other positions, including Assistant Controller, Secretary and Controller.

Jeffrey R. Winter, age 41, was appointed Controller upon joining the Company in October 1996. He had previously been a Senior Manager at Ernst & Young LLP, since October 1991.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of the management of the Company appearing under the captions "Director Compensation" and "Executive Compensation" in the 2000 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions "Beneficial Ownership of More than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the 2000 proxy statement is incorporated herein by reference.

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

(i)

Form of Amended and Restated Credit and Guaranty Agreement, dated as of June 4, 1999, among the Company, certain subsidiaries of the Company, as guarantors, the Lenders named therein and certain other parties - Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated June 15, 1999 (Commission File No. 0-9165).

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

(iii)*	Description of bonus arrangements between the Company and certain officers, including Messrs. Brown, Johnson, Laube, Lipes and Simpson.

Exhibit 11 -	Statement re: computation of per share earnings
(i)	Note 8 - "Earnings per Share" on page 42 of the 1999 Form 10-K.

Exhibit 13 -	Annual report to security holders
(i)	Portions of the 1999 Annual Report that are incorporated herein by reference.

Exhibit 21 -	Subsidiaries of the registrant
(i)	List of Subsidiaries.

Exhibit 23 -	Consents of experts and counsel
(i)	Consent of Independent Auditors.

Exhibit 27 -	Financial data schedule
(i)	Financial data schedule (included in EDGAR filing only).

(b) Reports on Form 8-K - No reports on Form 8-K were required to be filed in the fourth quarter of 1999 through the date of this report.

(c) Exhibits - Exhibit Index appears on page 58 of this report.

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

STRYKER CORPORATION

Date: 3/15/00	/s/ DAVID J. SIMPSON
David J. Simpson, Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ DEAN H. BERGY
Dean H. Bergy, Vice President, Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN W. BROWN	/s/ DAVID J. SIMPSON
John W. Brown, Chairman, President	David J. Simpson, Vice President,
and Chief Executive Officer	Chief Financial Officer and Secretary
(Principal Executive Officer)	(Principal Financial Officer)

/s/ HOWARD E. COX, JR.	/s/ DEAN H. BERGY
Howard E. Cox, Jr. - Director	Dean H. Bergy, Vice President, Finance
(Principal Accounting Officer)

/s/ DONALD M. ENGELMAN	/s/ RONDA E. STRYKER
Donald M. Engelman, Ph.D. - Director	Ronda E. Stryker - Director

/s/ JEROME H. GROSSMAN	/s/ WILLIAM U. PARFET
Jerome H. Grossman, M.D. - Director	William U. Parfet - Director

/s/ JOHN S. LILLARD
John S. Lillard - Director

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 31, 1999

STRYKER CORPORATION

KALAMAZOO, MICHIGAN

FORM 10-K - ITEM 14(a)(1), (2) and (d).

STRYKER CORPORATION AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Stryker Corporation and subsidiaries and report of independent auditors are included in Item 8:

Page
Number

Consolidated balance sheets - December 31, 1999 and 1998.	26

Consolidated statements of earnings - years ended December 31, 1999, 1998 and 1997.	27

Consolidated statements of stockholders' equity - years ended December 31, 1999, 1998 and 1997.	28

Consolidated statements of cash flows - years ended December 31, 1999, 1998 and 1997.	29

Notes to consolidated financial statements - December 31, 1999.	30-49

Summary of quarterly data - quarters ended 1999 and 1998.	49

Report of independent auditors	50

The following consolidated financial statement schedule of Stryker Corporation and subsidiaries is included in Item 14(d):

Schedule II - Valuation and qualifying accounts	57

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

STRYKER CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E	Column F

		Additions		Deductions

	Balance	Charged	Charged to
	at	to	Other			Balance
	Beginning	Costs &	Accounts			at End
Description	of Period	Expenses	Describe (a)	Describe (b)	Describe (c)	of Period

DEDUCTED FROM ASSET ACCOUNTS

Allowance for Doubtful Accounts

Year ended December 31, 1999	$21.6	$15.0		$6.4	$1.9	$28.3
	=====	=====		=====	=====	=====
Year ended December 31, 1998	$11.7	$2.6	$10.5	$3.2		$21.6
	=====	=====	=====	=====		=====
Year ended December 31, 1997	$9.5	$4.6		$2.4		$11.7
	=====	=====		=====		=====

(a) Increase resulting from acquisitions.

(b) Uncollectible amounts written off, net of recoveries.

(c) Effect of changes in foreign exchange rates.

FORM 10-K - ITEM 14(c).

STRYKER CORPORATION AND SUBSIDIARIES

Exhibit Index

Page
Exhibit			No. *
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.
	(i)	Form of Stock and Asset Purchase Agreement, dated August 13, 1998.	**52

	(ii)	Form of Amendment No.1 to the Purchase Agreement, dated October 22, 1998.	**52

(3)	Articles of incorporation and by-laws.
	(i)	Restated Articles of Incorporation and amendment thereto dated December 28, 1993.	**52

	(ii)	By Laws.	**53

(4)	Instruments defining the rights of security holders, including indentures.
	(i)	Form of Amended and Restated Credit and Guaranty Agreement, dated June 15, 1999.	**53

(10)	Material contracts.
	(i)	1998 Stock Option Plan.	**53

	(ii)	Supplemental Savings and Retirement Plan (as Amended Effective January 1, 1996).	**53

	(iii)	Description of bonus arrangements between the Company and certain officers, including
		Messrs. Brown, Johnson, Laube, Lipes and Simpson.	59

(11)	Statement re: computation of per share earnings.
	(i)	Note 8 - "Earnings per Share" on page 42 of the 1999 Form 10-K.	42

(13)	Annual report to security holders.
	(i)	Portions of the 1999 Annual Report that are incorporated herein by reference.	**53

(21)	Subsidiaries of the registrant.
	(i)	List of Subsidiaries.	59

(23)	Consents of experts and counsel.
	(i)	Consent of Independent Auditors.	61

(27)	Financial data schedule.
	(i)	Financial data schedule (included in EDGAR filing only).

* Page number in sequential numbering system where such exhibit can be found, or it is stated that such exhibit is incorporated by reference.

** Incorporated by reference in this Annual Report on Form 10-K.

EXHIBIT (10)(iii)

DESCRIPTION OF BONUS ARRANGEMENTS

The Company has entered into bonus arrangements with certain executive officers for 2000, including Mr. Brown, Mr. Johnson, Mr. Laube, Mr. Lipes and Mr. Simpson, based on specific performance criteria including sales, profits and asset management. The aggregate amount of such bonuses is not expected to exceed $4,200,000.

EXHIBIT (21)

STRYKER CORPORATION

LIST OF SUBSIDIARIES

(As of March 15, 2000)

State or Country
Name of Subsidiary	of Incorporation

Benoist Girard SAS	France
Bertec Medical Inc.	Canada
Comptoir Hospitalier Orthopedique et Chirurgical	France
Diagnostic Treatment Rehabilitation Clinic Limited	United Kingdom
Dimso SA	France
Favro B.V.	The Netherlands
Howmedica GmbH	Germany
Howmedica International S. de R.L.	Panama
Howmedica Leibinger Inc.	Delaware
Howmedica Osteonics Corp.	New Jersey
Matsumoto Medical Instruments, Inc.	Japan
Nettrick Ltd.	Ireland
Nippon Stryker K.K.	Japan
N.V. Stryker S.A.	Belgium
Osteo Australia Pty. Limited	Australia
Osteo France SARL	France
Osteo Holding AG	Switzerland
Pficonprod Pty. Ltd.	Australia
Physiotherapy Associates, Inc.	Michigan
Physiotherapy Associates UK Limited	United Kingdom
SMD Corporation	Michigan
Stryker AB	Sweden
Stryker A/S	Denmark
Stryker Australia Pty. Ltd.	Australia
Stryker (Barbados) Foreign Sales Corporation	Barbados
Stryker Beteiligungs GmbH	Germany
Stryker Biotech B.V.	The Netherlands
Stryker Biotech France SARL	France
Stryker B.V.	The Netherlands
Stryker Canada Inc.	Canada

State or Country
Name of Subsidiary	of Incorporation

Stryker Canada LP	Canada
Stryker Capital B.V.	The Netherlands
Stryker China Limited	Hong Kong
Stryker Communications Corporation	Nevada
Stryker Corporation (Chile) y Compania Limitada	Chile
Stryker Corporation (Malaysia) Sdn. Bhd.	Malaysia
Stryker Deutschland Holding GmbH	Germany
Stryker do Brazil Lda.	Brazil
Stryker Far East, Inc.	Delaware
Stryker Finance B.V.	The Netherlands
Stryker France SA	France
Stryker Funding Corporation	Michigan
Stryker Hellas E.P.E.	Greece
Stryker Holdings B.V.	The Netherlands
Stryker Howmedica GmbH	Germany
Stryker-Howmedica Iberica, S.L.	Spain
Stryker IFSC Limited	Ireland
Stryker (India) Private Limited	India
Stryker International Inc.	Delaware
Stryker Ireland Limited	Ireland
Stryker Italia S.r.l.	Italy
Stryker Korea Ltd.	Korea
Stryker Leibinger GmbH & Co. KG	Germany
Stryker Medical B.V.	The Netherlands
Stryker Mexico, S.A. de C.V.	Mexico
Stryker Netherlands B.V.	The Netherlands
Stryker New Zealand Limited	New Zealand
Stryker Osteonics (PTY) LTD.	South Africa
Stryker Osteonics Romania S.r.l.	Romania
Stryker-Osteonics SA	Switzerland
Stryker Osterreich GmbH	Austria
Stryker Pacific Limited	Hong Kong
Stryker Polska Sp.z.o.o.	Poland
Stryker Portugal - Produtos Medicos Unipessoal, Lda.	Portugal
Stryker Puerto Rico Inc.	Delaware
Stryker SA	Switzerland
Stryker Sales Corporation	Michigan
Stryker Singapore Private Limited	Singapore
Stryker Spain Holding, S.L.	Spain
Stryker Technologies Corporation	Michigan
Stryker Trauma SA	Switzerland
Stryker Trauma - Selzach AG	Switzerland
Stryker UK Limited	United Kingdom
Stryker T.K.	Japan

Stryker Corporation directly or indirectly owns 100% of the outstanding voting securities of each of the above-named subsidiaries.

Stryker Corporation effectively controls:

Physiotherapy Associates - Union Rehab, LLC	Maryland
R.S. Network, Inc.	Illinois
Stryker India Medical Equipment Private Limited	India

EXHIBIT (23)

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement Number 333-78201 on Form S-8 dated May 7, 1999, Registration Statement Number 33-55662 on Form S-8 dated December 11, 1992, Registration Statement Number 33-32240 on Form S-8 dated November 20, 1989 and to the related prospectus for each of the registration statements of our report dated February 4, 2000, with respect to the consolidated financial statements and financial statement schedule included in this Annual Report (Form 10-

/s/ ERNST & YOUNG LLP

Kalamazoo, Michigan

March 13, 2000