Form 10-Q
period 2000-03-31
STRYKER CORP
filed 2000-05-12
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

194,858,082 shares of Common Stock*, $.10 par value, as of April 30, 2000.

* Note:  These shares have been adjusted to reflect the two-for-one stock split effective May 12, 2000 for stockholders of record on May 1, 2000. Except as otherwise indicated, all share and per share data in this report have been adjusted to reflect the stock split as though it had occurred at the beginning of the periods presented.

PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

(Unaudited)

	March 31	December 31
	2000	1999
ASSETS
Current assets
Cash and cash equivalents	$64.7	$80.0
Marketable debt securities		3.5
Accounts receivable, less allowance of $28.5 (1999 - $28.3)	368.0	377.7
Inventories	396.4	386.1
Deferred income taxes	234.1	227.0
Prepaid expenses and other current assets	42.9	36.1
Total current assets	1,106.1	1,110.4
Property, plant and equipment, less allowance for depreciation of $235.2 (1999 - $221.6)	374.2	391.5
Other assets
Goodwill, less accumulated amortization of $29.7 (1999 - $26.4)	511.4	516.9
Other intangibles, less accumulated amortization of $37.5 (1999 - $31.6)	377.4	382.0
Deferred charges, less accumulated amortization of $122.1 (1999 - $112.8)	96.4	92.6
Other	96.7	87.1
TOTAL ASSETS	$2,562.2	$2,580.5
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$99.1	$110.4
Accrued compensation	72.1	102.0
Acquisition-related reorganization reserves and liabilities	127.4	138.0
Income taxes	58.7	47.1
Accrued expenses and other liabilities	163.7	165.8
Current maturities of long-term debt	121.5	106.3
Total current liabilities	642.5	669.6
Long-term debt, excluding current maturities	1,140.1	1,181.1
Other liabilities	77.4	58.3
Stockholders' equity
Common stock, $.10 par value:
Authorized - 500.0 shares
Outstanding - 194.8 shares (1999 - 194.4)	19.5	19.4
Additional paid-in capital	34.3	27.1
Retained earnings	719.9	668.1
Accumulated other comprehensive loss	(71.5)	(43.1)
Total stockholders' equity	702.2	671.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,562.2	$2,580.5
	=======	=======

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31
	2000	1999
Net sales	$562.1	$522.4
Cost of sales (A)	201.6	266.6
Gross profit	360.5	255.8

Research, development and engineering expenses	28.6	25.2
Selling, general and administrative expenses	218.6	202.3
Restructuring charge		19.7
	247.2	247.2

Other expense (income):
Interest expense	26.2	31.9
Intangibles amortization	8.2	8.5
Other	0.4	(0.3)
	34.8	40.1
Earnings (loss) before income taxes	78.5	(31.5)
Income taxes (credit)	26.7	(10.7)
Net earnings (loss)	$51.8	($20.8)
	====	=====
Net earnings (loss) per share of
common stock:
Basic	$0.27	($0.11)
Diluted	$0.26	($0.11)

Average outstanding shares for the period:
Basic	194.5	193.5
Diluted	199.6	197.7

  Includes $62.5 million for the first quarter of 1999 of additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition.

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Amounts in millions, except per share amounts)

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2000	$19.4	$27.1	$668.1	($43.1)	$671.5

Comprehensive gain (loss):
Net earnings			51.8		51.8
Net unrealized gains on securities				0.5	0.5
Foreign currency translation adjustments				(28.9)	(28.9)
Comprehensive gain for the three
months ended March 31, 2000					23.4

Issuance of 0.4 shares of common stock under
stock option and benefit plans,
including $3.5 income tax benefit	0.1	7.2			7.3
Balances at March 31, 2000	$19.5	$34.3	$719.9	($71.5)	$702.2
	=====	=====	=====	=====	=====

See accompanying Notes to Condensed Consolidated Financial Statements.

In 1999 the Company declared a cash dividend of six and one-half cents per share to shareholders of record on December 31, 1999, payable on January 30, 2000. No cash dividends have been declared during 2000.

STRYKER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three Months Ended
	March 31
	2000	1999
OPERATING ACTIVITIES
Net earnings (loss)	$51.8	($20.8)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
operating activities:
Depreciation	19.2	18.3
Amortization	21.2	22.7
Sales of inventory stepped-up to fair value at acquisition		62.5
Restructuring charge		19.7
Payments of restructuring and acquisition-related liabilities	(2.3)	(5.1)
Other	(1.2)	1.2
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	0.5	(25.2)
Inventories	(16.0)	5.4
Deferred charges	(16.7)	(13.5)
Accounts payable	(9.8)	(25.0)
Payments of acquisition purchase liabilities	(9.7)	(22.2)
Accrued expenses	(14.9)	(28.3)
Income taxes	18.0	(5.9)
Other	(11.8)	(2.7)
Net cash provided by (used in) operating activities	28.3	(18.9)

INVESTING ACTIVITIES
Proceeds from sales of property, plant and equipment	4.3
Purchases of property, plant and equipment	(15.4)	(9.2)
Sales and maturities of marketable securities	7.1	5.9
Business acquisitions, net of cash acquired	(11.1)	(2.0)
Net cash used in investing activities	(15.1)	(5.3)

FINANCING ACTIVITIES
Proceeds from borrowings	65.3	51.9
Payments on borrowings	(81.3)	(24.6)
Dividends paid	(12.6)	(11.6)
Proceeds from exercise of stock options	3.9	3.8
Other	(2.2)	(7.9)
Net cash provided by (used in) financing activities	(26.9)	11.6
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(9.7)
Decrease in cash and cash equivalents	($15.3)	($22.3)
	=====	=====

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000

(Amounts in millions, Except Per Share Amounts)

(Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income" in accounting for comprehensive income and its components. Other comprehensive loss for the three months ended March 31, 1999 was $64.7 million.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the criteria to be treated as a hedge under Statement No. 133 are to be included in earnings. For derivatives that do meet the hedge criteria, changes in the fair value are to offset changes in the fair value of the items being hedged. The Company is required to adopt Statement No. 133 beginning in the first quarter of 2001. The Company has not determined what effect Statement No. 133 will have on the Company's future consolidated results of operations or financial position when adopted.

Note 2. INVENTORIES

Inventories are as follows:

	March 31	December 31
	2000	1999
Finished goods	$301.0	$276.7
Work-in-process	50.0	58.9
Raw material	52.7	57.8
FIFO Cost	403.7	393.4
Less LIFO reserve	7.3	7.3
	$396.4	$386.1
	=====	=====

Note 3. HOWMEDICA ACQUISITION

On December 4, 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc., for $1,650.0 million in cash. Howmedica develops, manufactures and markets a wide range of specialty medical products utilized in the treatment of musculoskeletal disorders. Howmedica products include hip and knee implants for primary and revision surgery, bone cement, trauma systems used in bone repair, craniomaxillofacial fixation devices and specialty surgical equipment used in neurosurgery. The acquisition was funded with cash and cash equivalents and approximately $1,500.0 million borrowed under $1,650.0 million of credit facilities established in December 1998. The acquisition of Howmedica was accounted for using the purchase method of accounting. For further discussion of the allocation of the purchase price and certain other information regarding the acquisition see Note 4 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and Howmedica. In conjunction with the integration plan, the Company recorded additional purchase liabilities of $126.5 million ($80.5 million net of related tax benefits), which were included in the final acquisition cost allocation. The Company also incurred $37.7 million in costs and charges related to the acquisition that were charged to operations during 1999 and 1998 (see Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

The additional purchase liabilities include $84.2 million for severance and related costs for Howmedica employees, $26.3 million for the cost to convert Howmedica's distribution network to direct sales and $16.0 million for the cost associated with Howmedica facility closures and contractual obligations. The severance and related costs are provided for workforce reductions covering approximately 1,250 Howmedica employees in the areas of general management, marketing, research and development, general administration and product manufacturing. The cost of the distributor conversions is based on negotiated contracts. The Howmedica facility closures include two facilities in Europe--a leased facility used for centralized administrative functions such as finance, accounting and information systems and a lease facility used for centralized warehousing and distribution in Europe and certain other regions. The facility closures also include certain facilities in the United States--a leased facility supporting administration, warehousing and distribution for Howmedica's craniomaxillofacial business in the United States and leased facilities supporting administration, marketing, research and development and a portion of the U.S. warehousing and distribution for Howmedica's orthopaedic implant business. The contractual obligations represent noncancelable commitments for third-party research and development related to projects that were not continued after the acquisition and purchase commitments for inventory related to discontinued Howmedica products.

Many of the activities for which additional purchase liabilities are recorded were completed during 1999. These activities include the conversion of Howmedica's distribution network to direct sales and many of the planned workforce reductions. Planned workforce reductions covering approximately 1,000 Howmedica employees have been completed. The remaining workforce reductions are expected to be completed by the third quarter of 2000. Payments of distributor conversion obligations and severance and related costs are expected to be completed in the first half of 2001. The two Howmedica facilities in Europe and Howmedica's U.S. craniomaxillofacial facility were closed during 1999. The remaining leased facilities in the United States are expected to be closed during 2000. Facility closure and contractual obligations include lease obligation payments that extend to 2008.

The following table provides a rollforward from December 31, 1999 to March 31, 2000 of the additional purchase liabilities recorded in connection with the acquisition of Howmedica (in millions):

			Facility
	Severance		Closures &
	& Related	Distributor	Contractual
	Costs	Conversions	Obligations

Balances at December 31, 1999	$23.1	$7.8	$13.3
Payments	(7.0)	(1.7)	(1.0)
Foreign currency translation effects	(0.7)		(0.1)

Balances at March 31, 2000	$15.4	$6.1	$12.2
	=====	=====	=====

Note 4. BUSINESS ACQUISITIONS

In February 2000, the Company purchased the Neptune System product line, which is a medical waste management system used in hospital operating rooms. The acquisition was accounted for by the purchase method at a total cost of $10.0 million, of which $7.0 million in royalties will be paid over the following three years. Intangible assets acquired, principally patents, are being amortized over fifteen years. The Company has the right to terminate the purchase agreement within a three-year period if the sales of the Neptune System do not meet certain levels. If the agreement is terminated, the Company will relinquish all of its rights to the patents. If the Company does not exercise its right to terminate the agreement at the end of three years, the Company will be required to pay additional royalties totaling a minimum amount of $30.4 million over the following four years. Pro forma consolidated results including the purchased business would not differ significantly from reported results.

In February 2000, the Company acquired the remaining 50% interest in the patent rights for its Diapason spinal product line for cash of FFr 50.2 million ($7.6 million). The acquired patents are being amortized over approximately three years.

The Company has agreed to acquire the outstanding shares of common stock of Colorado Biomedical, Inc. by merger in June 2000 for Stryker common stock with a value of $7.8 million based on the average per share closing price determined over an agreed period. Colorado Biomedical, Inc. manufactures the Colorado Dissection Needle that is used for precision electrosurgery in various surgical specialties and is currently being distributed by Stryker. The acquisition will be accounted for using the purchase method.

Note 5. RESTRUCTURING AND ACQUISITION-RELATED CHARGES

In the first quarter of 1999, the Company recognized a $19.7 million restructuring charge. The charge relates to the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. The charge was reduced to $14.2 million in the fourth quarter of 1999 and includes $11.6 million to cover severance-related costs for approximately 110 employees and $2.6 million for costs associated with the discontinuance of the ophthalmology product line. Planned workforce reductions covering approximately 80 employees have been completed. The remaining headcount reductions are expected to be completed in 2000. The $2.6 million in costs for the discontinuance of the ophthalmology product line was provided to cover obsolescence of remaining ophthalmology inventories, including loss reserves on certain remaining inventory sold on a contingent basis to a Japanese distribution company in 1999. The Company exited the ophthalmology business at the end of 1999. Net sales of ophthalmology products were $2.8 million in the first quarter of 1999.

The Company recognized acquisition-related charges totaling $26.5 million ($4.7 million in 1999 and $21.8 million in 1998) for the reorganization of Stryker's distribution channels to accommodate the integration of the Howmedica sales force.

The Company has not utilized $2.7 million of reserves related to distributor reorganizations that were charged to operations in 1996. The delay in the use of these reserves occurred because the distributor is located in a country where Howmedica has a direct sales operation. The Company has not yet been able to complete the purchase of the Howmedica assets in this country because of the lengthy regulatory approval process there. Regulatory approval is anticipated in 2000, and the Company anticipates that the distributor conversion will take place during 2001.

The following table provides a rollforward from December 31, 1999 to March 31, 2000 of remaining liabilities associated with acquisition-related, restructuring and special pre-tax charges recorded by the Company in prior years (in millions):

	Distributor	Severance &	Discontinuance
	Conversions	Related Costs	of Product Line
Balances at December 31, 1999	$13.4	$4.3	$1.0
Payments	(2.2)	(0.1)
Foreign currency translation effects	(0.1)
Balances at March 31, 2000	$11.1	$4.2	$1.0
	=====	=====	=====

Note 6. SEGMENT INFORMATION

The Company segregates its operations into two reportable segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment sells orthopaedic reconstructive products such as hip, knee, shoulder and spinal implants and trauma-related products. The MedSurg Equipment segment sells powered surgical instruments, endoscopic systems, medical video imaging equipment, patient care and handling systems. Other includes Physical Therapy Services and corporate administration, interest expense and interest income.

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.

The 1999 segment data reflects segment net earnings (loss) before and after nonrecurring charges. Nonrecurring charges include the Japan restructuring charge (see Note 5) and the additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition for the three months ended March 31, 1999. The Japan restructuring charge was first allocated to the Company's business segments on a specific identification basis with any remaining amounts being allocated by business segment sales in Japan. The additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition was allocated to the Company's business segments on a specific identification basis.

Sales and net earnings (loss) by business segment follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended March 31, 2000
Net sales	$334.6	$194.0	$33.5	$562.1
Segment net earnings (loss)	44.3	24.2	(16.7)	51.8

Three Months Ended March 31, 1999
Net sales	$315.1	$176.6	$30.7	$522.4
Segment net earnings (loss) before nonrecurring charges	34.6	18.1	(19.2)	33.5
Segment net earnings (loss) after nonrecurring charges	(8.9)	6.6	(18.5)	(20.8)

Note 7. CAPITAL STOCK

On April 19, 2000, the Company's stockholders approved an amendment to the Company's Restated Articles of Incorporation to increase its authorized shares of common stock to 500 million from 150 million.

On April 19, 2000, the Company's Board of Directors approved a two-for-one stock split effective May 12, 2000 for stockholders of record on May 1, 2000.

All share and per share data have been adjusted to reflect the increase in authorized shares of common stock and the stock split as though they had occurred at the beginning of the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth domestic/international and product line sales information for the three months ended March 31 (in millions):

			% Change
	2000	1999	2000/1999
Domestic/international sales
Domestic	$337.8	$302.5	12
International	224.3	219.9	2
Total net sales	$562.1	$522.4	8
	=====	=====
Product line sales
Orthopaedic Implants	$334.6	$315.1	6
MedSurg Equipment	194.0	176.6	10
Physical Therapy Services	33.5	30.7	9
Total net sales	$562.1	$522.4	8
	=====	=====

Stryker Corporation's net sales increased 8% in the first quarter of 2000 to $562.1 million from $522.4 million in 1999. Net sales grew by 6% as a result of increased unit volume; 2% as a result of higher selling prices; 1% due to acquired businesses, and 1% related to higher selling prices from the conversion of distributors to direct sales. These increases were partially offset by a 1% decline due to changes in foreign currency exchange rates and 1% due to discontinued products.

The Company's domestic sales increased 12% in the first quarter of 2000 compared to 1999. The domestic sales increase is a result of strong shipments of orthopaedic reconstructive, trauma and spinal implants, powered surgical instruments and endoscopic equipment and increased revenue from physical therapy services.

International sales increased 2% in the first quarter of 2000 compared to 1999 as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment. The impact of foreign currency comparisons to the dollar value of international sales for the first quarter was unfavorable by $4.0 million, or 2% of international sales. Excluding the impact of foreign currency and discontinued products, international sales for the first quarter increased 5% over the prior year.

Worldwide sales of Orthopaedic Implants of $334.6 million increased 6% in the first quarter based on strong shipments of reconstructive, trauma and spinal implants, especially in the U.S. market. Worldwide sales of MedSurg Equipment of $194.0 million increased 10% in the first quarter based on strong shipments of powered surgical instruments, endoscopic systems and Leibinger craniomaxillofacial products. Physical Therapy Services revenue increased 9% in the first quarter as a result of new physical therapy centers and higher revenue from existing centers.

Cost of sales in the first quarter of 2000 represented 35.9% of sales compared to 51.0% in the same period of 1999. The higher cost of sales percentage in 1999 resulted from $62.5 million of additional nonrecurring cost of sales for inventory sold in 1999 that was stepped-up to fair value in connection with the acquisition of Howmedica. Excluding the nonrecurring cost of sales charge of $62.5 million, cost of sales as a percent of sales would have been 39.1% in 1999. The decline in cost of sales as a percent of sales in 2000 is primarily the result of the realization of cost savings from cost reduction plans implemented at former Howmedica manufacturing plants in 1999 and due to higher selling prices in the first quarter of 2000.

Research, development and engineering expense represented 5.1% of sales in 2000 compared to 4.8% in 1999 and increased 13% to $28.6 million. New product introductions in the first three months of 2000 include Crossfire Highly Crosslinked Polyethylene for Howmedica implants, Antigrade/Retrograde intermedulory nail, OPUS spinal system, resorbable craniomaxillofacial plates and screws, and the Colorado Dissection Needle.

Selling, general and administrative expenses increased 8% in the first quarter of 2000 and represented 38.9% of sales compared to 38.7% in the same period of 1999. Included in selling, general and administrative expenses in the first quarter of 2000 is $1.6 million of discount expense related to the accounts receivable securitization program established in November 1999.

The Company recognized a $19.7 million nonrecurring restructuring charge in operations in the first quarter of 1999. The charge related to the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. There were no nonrecurring charges for the first quarter of 2000.

Interest expense declined to $26.2 million in the first quarter from $31.9 million in 1999 primarily as a result of lower outstanding debt balances. The decline in intangibles amortization in the first quarter of 2000 to $8.2 million from $8.5 million in the same period of 1999 is primarily due to foreign currency exchange rate effects. Other expense (income) was $0.4 million in the first quarter of 2000 compared to ($0.3 million) in 1999 due to lower interest income.

The effective tax rate was 34.0% in both the first quarter of 2000 and 1999. Net earnings for the first quarter of 2000 were $51.8 million compared to net earnings before nonrecurring charges of $33.5 million in the first quarter of 1999. Basic net earnings per share before nonrecurring charges increased 59% to $0.27 in 2000 from $0.17 in 1999, and diluted net earnings per share before nonrecurring charges increased 53% to $0.26 in 2000 from $0.17 in 1999. The Company reported a net loss of $20.8 million in 1999 including nonrecurring charges of $82.2 million ($54.3 million net of tax) and basic and diluted net losses per share of $0.11.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 2000 increased $22.8 million to $463.6 million from $440.8 million at December 31, 1999. The increase in working capital is due primarily to strong cash earnings, which were used to pay current liabilities due in the first quarter of 2000, primarily for accrued compensation. Accounts receivable days sales outstanding, excluding the effect of the accounts receivable securitization program, decreased one day to 75 days at March 31, 2000 from 76 days at December 31, 1999. Days sales in inventory increased to 180 days at March 31, 2000 from 174 days at December 31, 1999.

The Company generated cash of $28.3 million from operations in the first three months of 2000, compared to using cash of $18.9 million in 1999. The cash provided by operating activities in the first quarter of 2000 is the result of strong cash earnings and $8.0 million in proceeds from the accounts receivable securitization program. These increases were partially offset by increases in inventories and deferred charges and by payments of current liabilities.

In the first quarter of 2000 the Company used cash of $15.4 million for capital expenditures, $11.1 million for business acquisitions and $12.6 million for the payment of dividends. The Company also borrowed an additional $65.3 million under the existing credit facilities to fund cash flow needs during the first quarter and made repayments of $81.3 million against the credit facilities. Total debt declined by $25.8 million during the first quarter of 2000.

The Company had $64.7 million in cash at March 31, 2000. The Company also had outstanding long-term debt totaling $1,261.6 million at the end of the first quarter of 2000. Current maturities of long-term debt at March 31, 2000 are $121.5 million and will increase to $129.7 million in 2002 and $168.2 million in 2003. The Company believes its cash on-hand as well as anticipated cash flows from operations will be sufficient to fund future operating and capital requirements, payment of a working capital adjustment to the purchase price of the Howmedica acquisition and required debt repayments. Should additional funds be required, the Company has $251.1 million of additional borrowing capacity available under the $1,650.0 million credit facilities at March 31, 2000.

OTHER MATTERS

The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies. In the first quarter of 2000, the weakening of foreign currencies reduced the value of these investments in net assets by $28.9 million. The loss is deferred and is recorded as a separate component of stockholders' equity.

Forward-Looking Statements

The information contained in this report includes forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties. Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: changes in economic conditions that adversely affect the level of demand for the Company's products, changes in foreign exchange markets, changes in financial markets and changes in the competitive environment. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

PART II. - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(c) At the Annual Meeting of Stockholders held on April 19, 2000, the stockholders elected seven directors to       serve until the next Annual Meeting of Stockholders. The voting results for each nominee were as follows:

	Shares*
	-----------------------------------------
Name	For	Withheld
--------------------------------	---------------	------------
John W. Brown	81,649,140	1,147,955
Howard E. Cox, Jr.	81,678,184	1,118,911
Donald M. Engelman, Ph.D.	81,679,691	1,117,404
Jerome H. Grossman, M.D.	81,672,070	1,125,025
John S. Lillard	81,651,558	1,145,537
William U. Parfet	81,588,990	1,208,105
Ronda E. Stryker	81,370,603	1,426,492

At the Annual Meeting of Stockholders, the stockholders also approved an amendment to Article III of the Company's Restated Articles of Incorporation to increase the authorized shares of common stock of the Company to 500 million shares from 150 million shares. The voting results for that amendment were as follows:

Shares*
----------------------------------------------------------------------
For	Withheld	Abstain
---------------	------------	------------
69,861,999	12,767,733	167,363

* Note: Shares have not been adjusted for the two-for-one stock split declared on April 19, 2000.

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

STRYKER CORPORATION
(Registrant)

May 12, 2000 Date	/S/ JOHN W. BROWN
John W. Brown, Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 12, 2000 Date	/S/ DAVID J. SIMPSON
David J. Simpson, Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)