Form 10-Q
period 2000-06-30
STRYKER CORP
filed 2000-08-10
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

195,177,034 shares of Common Stock, $.10 par value, as of July 31, 2000.

PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

(Unaudited)

	June 30	December 31
	2000	1999
ASSETS
Current assets
Cash and cash equivalents	$52.7	$80.0
Marketable debt securities		3.5
Accounts receivable, less allowance of $27.9 (1999 - $28.3)	360.3	377.7
Inventories	427.6	386.1
Deferred income taxes	250.3	227.0
Prepaid expenses and other current assets	42.1	36.1
Total current assets	1,133.0	1,110.4
Property, plant and equipment, less allowance for depreciation of $251.6 (1999 - $221.6)	373.6	391.5
Other assets
Goodwill, less accumulated amortization of $33.8 (1999 - $26.4)	512.7	516.9
Other intangibles, less accumulated amortization of $42.6 (1999 - $31.6)	371.0	382.0
Deferred charges, less accumulated amortization of $135.8 (1999 - $112.8)	95.0	92.6
Other	97.4	87.1
TOTAL ASSETS	$2,582.7	$2,580.5
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$119.5	$110.4
Accrued compensation	88.7	102.0
Acquisition-related reorganization reserves and liabilities	118.1	138.0
Income taxes	66.1	47.1
Accrued expenses and other liabilities	170.7	165.8
Current maturities of long-term debt	117.3	106.3
Total current liabilities	680.4	669.6
Long-term debt, excluding current maturities	1,072.3	1,181.1
Other liabilities	80.3	58.3
Stockholders' equity
Common stock, $.10 par value:
Authorized - 500.0 shares
Outstanding - 195.1 shares (1999 - 194.4)	19.5	19.4
Additional paid-in capital	44.5	27.1
Retained earnings	772.6	668.1
Accumulated other comprehensive loss	(86.9)	(43.1)
Total stockholders' equity	749.7	671.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,582.7	$2,580.5
	=======	=======

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2000	1999	2000	1999
Net sales	$566.5	$523.3	$1,128.6	$1,045.7
Cost of sales (A)	203.0	263.1	404.6	529.7
Gross profit	363.5	260.2	724.0	516.0

Research, development and engineering expenses	30.8	26.3	59.4	51.5
Selling, general and administrative expenses	220.0	201.6	438.6	403.9
Restructuring charge				19.7
	250.8	227.9	498.0	475.1

Other expense (income):
Interest expense	26.0	32.0	52.2	63.9
Intangibles amortization	9.5	8.5	17.7	17.0
Other	(2.6)	(2.0)	(2.2)	(2.3)
	32.9	38.5	67.7	78.6
Earnings (loss) before income taxes	79.8	(6.2)	158.3	(37.7)
Income taxes (credit)	27.1	(2.5)	53.8	(13.2)
Net earnings (loss)	$52.7	($3.7)	$104.5	($24.5)
	=====	=====	=====	======
Net earnings (loss) per share of
common stock :
Basic	$0.27	($0.02)	$0.54	($0.13)
Diluted	$0.26	($0.02)	$0.52	($0.13)

Average shares outstanding for the period:
Basic	194.9	193.8	194.7	193.7
Diluted	200.5	193.8	200.1	193.7

  Includes $65.4 million for the second quarter of 1999 and $127.9 million for the six months ended June 30, 1999 of additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition.

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Amounts in millions, except per share amounts)

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2000	$19.4	$27.1	$668.1	($43.1)	$671.5

Comprehensive gain (loss):
Net earnings			104.5		104.5
Net unrealized gains on securities				0.2	0.2
Foreign currency translation adjustments				(44.0)	(44.0)
Comprehensive gain for the six
months ended June 30, 2000					60.7

Issuance of 0.6 shares of common stock under
stock option and benefit plans,
including $5.1 income tax benefit	0.1	9.6			9.7
Common stock issued in business acquisitions		7.8			7.8
Balances at June 30, 2000	$19.5	$44.5	$772.6	($86.9)	$749.7
	=====	=====	=====	=====	=====

See accompanying Notes to Condensed Consolidated Financial Statements.

In 1999 the Company declared a cash dividend of six and one-half cents per share to shareholders of record on December 31, 1999, payable on January 30, 2000. No cash dividends have been declared during 2000.

STRYKER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	June 30
	2000	1999
OPERATING ACTIVITIES
Net earnings (loss)	$104.5	($24.5)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	38.8	34.2
Amortization	46.0	45.4
Sales of inventory stepped-up to fair value at acquisition		127.9
Restructuring charge		19.7
Payments of restructuring and acquisition-related liabilities	(3.3)	(13.7)
Other	3.4	2.4
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	4.5	(50.6)
Inventories	(48.3)	(10.9)
Deferred charges	(31.8)	(30.1)
Accounts payable	11.1	(37.5)
Payments of acquisition purchase liabilities	(15.2)	(42.9)
Accrued expenses	4.2	8.2
Income taxes	5.3	(26.9)
Other	(9.7)	19.2
Net cash provided by operating activities	109.5	19.9

INVESTING ACTIVITIES
Proceeds from sales of property, plant and equipment	4.5
Purchases of property, plant and equipment	(36.6)	(29.5)
Purchases of marketable securities		(2.5)
Sales and maturities of marketable securities	7.1	8.4
Business acquisitions, net of cash acquired	(14.0)	(7.7)
Net cash used in investing activities	(39.0)	(31.3)

FINANCING ACTIVITIES
Proceeds from borrowings	126.1	65.0
Payments on borrowings	(211.7)	(93.8)
Dividends paid	(12.6)	(11.6)
Proceeds from exercise of stock options	6.3	5.0
Other	(6.7)	(8.3)
Net cash used in financing activities	(98.6)	(43.7)
Effect of exchange rate changes on cash and cash equivalents	0.8	(1.6)
Decrease in cash and cash equivalents	($27.3)	($56.7)
	=====	=====

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000

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

The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income" in accounting for comprehensive income and its components. Other comprehensive loss for the six months ended June 30, 1999 was $84.0 million.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Portions of Statement No. 133 have been amended by the issuance of Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", in June 2000. Statement No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the criteria to be treated as a hedge under Statement No. 133 are to be included in earnings. For derivatives that do meet the hedge criteria, changes in the fair value are to offset changes in the fair value of the items being hedged. The Company is required to adopt Statement No. 133 beginning in the first quarter of 2001. The Company has not determined what effect Statement No. 133 will have on the Company's future consolidated results of operations or financial position when adopted.

Note 2. INVENTORIES

Inventories are as follows:

	June 30	December 31
	2000	1999
Finished goods	$329.8	$276.7
Work-in-process	50.7	58.9
Raw material	54.4	57.8
FIFO Cost	434.9	393.4
Less LIFO reserve	7.3	7.3
	$427.6	$386.1
	=====	=====

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

Many of the activities for which additional purchase liabilities are recorded were completed during 1999. These activities include the conversion of Howmedica's distribution network to direct sales and many of the planned workforce reductions. Planned workforce reductions covering approximately 1,200 Howmedica employees have been completed through June 30, 2000. The remaining workforce reductions are expected to be completed during the third quarter of 2000. Payments of distributor conversion obligations and severance and related costs are expected to be completed in the first half of 2001. The two Howmedica facilities in Europe and Howmedica's U.S. craniomaxillofacial facility were closed during 1999. The remaining leased facilities in the United States are expected to be closed during 2000, with the exception of one facility that is expected to be closed during 2001. Facility closure and contractual obligations include lease obligation payments that extend to 2008.

The following table provides a rollforward from December 31, 1999 to June 30, 2000 of the additional purchase liabilities recorded in connection with the acquisition of Howmedica (in millions):

			Facility
	Severance		Closures &
	& Related	Distributor	Contractual
	Costs	Conversions	Obligations

Balances at December 31, 1999	$23.1	$7.8	$13.3
Payments	(10.7)	(2.5)	(2.0)
Foreign currency translation effects	(1.0)	0.3	(0.4)

Balances at June 30, 2000	$11.4	$5.6	$10.9
	=====	=====	=====

Note 4. BUSINESS ACQUISITIONS

In June 2000, the Company acquired all of the outstanding common stock of Colorado Biomedical, Inc. by merger for 211,860 shares of Stryker common stock with a value of $7.8 million. Colorado Biomedical, Inc. manufactures the Colorado Dissection Needle that is used for precision electrosurgery in various surgical specialties. The use of shares of Stryker common stock represents a noncash investing activity that is not reflected in the Condensed Consolidated Statements of Cash Flows. The acquisition was accounted for using the purchase method of accounting. Intangible assets acquired, principally patents and goodwill, are being amortized over periods ranging from seven to fifteen years.

In February 2000, the Company purchased the Neptune System product line, which is a medical waste management system used in hospital operating rooms. The acquisition was accounted for using the purchase method of accounting at a total cost of $10.0 million, of which $7.0 million in royalties will be paid over the following three years. Intangible assets acquired, principally patents, are being amortized over fifteen years. The Company has the right to terminate the purchase agreement within a three-year period if the sales of the Neptune System do not meet certain levels. If the agreement is terminated, the Company will relinquish all of its rights to the patents. If the Company does not exercise its right to terminate the agreement at the end of three years, the Company will be required to pay additional royalties totaling a minimum amount of $30.4 million over the following four years.

Pro forma consolidated results including the purchased businesses would not differ significantly from reported results.

In February 2000, the Company acquired the remaining 50% interest in the patent rights for its Diapason spinal product line for cash of FFr 50.2 million ($7.6 million). The acquired patents are being amortized over approximately three years.

The Company has agreed to acquire all of the outstanding common stock of Image Guided Technologies, Inc. (IGT) by merger in August 2000 for Stryker common stock with a value of $12.0 million based on the average per share closing price determined over an agreed period. In June 2000, Stryker purchased $0.3 million of newly issued IGT preferred stock in conjunction with the signing of the merger agreement to provide funding for IGT's continued operation pending the closing of the merger. IGT manufactures 3D optical measurement devices ("optical localizers") for anatomical image display workstations used by physicians to perform image guided surgery. Completion of the merger requires that holders of a majority of the outstanding shares of IGT common stock vote to adopt the merger agreement. The acquisition will be accounted for using the purchase method.

Note 5. RESTRUCTURING AND ACQUISITION-RELATED CHARGES

In the first quarter of 1999, the Company recognized a $19.7 million restructuring charge. The charge relates to the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. The charge was reduced to $14.2 million in the fourth quarter of 1999 and includes $11.6 million to cover severance-related costs for approximately 110 employees and $2.6 million for costs associated with the discontinuance of the ophthalmology product line. Planned workforce reductions covering approximately 80 employees have been completed. The remaining headcount reductions are expected to be completed in 2000. The $2.6 million in costs for the discontinuance of the ophthalmology product line was provided to cover obsolescence of remaining ophthalmology inventories, including loss reserves on certain remaining inventory sold on a contingent basis to a Japanese distribution company in 1999. The Company exited the ophthalmology business at the end of 1999. Net sales of ophthalmology products were $2.3 million in the second quarter of 1999 and $5.1 million in the first half of 1999.

The Company recognized acquisition-related charges totaling $26.5 million ($4.7 million in 1999 and $21.8 million in 1998) for the reorganization of Stryker's distribution channels to accommodate the integration of the Howmedica sales force.

The Company has not utilized $2.7 million of reserves related to distributor reorganizations that were charged to operations in 1996. The delay in the use of these reserves occurred because the distributor is located in a country where Howmedica had a direct sales operation. The purchase of the Howmedica assets in this country was delayed because of the lengthy regulatory approval process there and was completed in the second quarter of 2000. The Company is currently evaluating its business in this country and anticipates that the distributor conversion will take place during 2001.

The following table provides a rollforward from December 31, 1999 to June 30, 2000 of remaining liabilities associated with acquisition-related, restructuring and special pre-tax charges recorded by the Company in prior years (in millions):

	Distributor	Severance &	Discontinuance
	Conversions	Related Costs	of Product Line
Balances at December 31, 1999	$13.4	$4.3	$1.0
Payments	(3.2)	(0.1)
Foreign currency translation effects	(0.1)	(0.1)
Balances at June 30, 2000	$10.1	$4.1	$1.0
	=====	=====	=====

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

The 1999 segment data reflects segment net earnings (loss) before and after nonrecurring charges. Nonrecurring charges include the Japan restructuring charge (see Note 5) and the additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition for the three- and six-month periods ended June 30, 1999. The Japan restructuring charge was first allocated to the Company's business segments on a specific identification basis with any remaining amounts being allocated by business segment sales in Japan. The additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition was allocated to the Company's business segments on a specific identification basis.

Sales and net earnings (loss) by business segment follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended June 30, 2000
Net sales	$330.4	$200.5	$35.6	$566.5
Segment net earnings (loss)	42.8	24.7	(14.8)	52.7

Three Months Ended June 30, 1999
Net sales	$308.0	$182.5	$32.8	$523.3
Segment net earnings (loss) before nonrecurring charges	35.4	22.6	(20.0)	38.0
Segment net earnings (loss) after nonrecurring charges	(1.3)	17.6	(20.0)	(3.7)

Six Months Ended June 30, 2000
Net sales	$665.0	$394.5	$69.1	$1,128.6
Segment net earnings (loss)	87.1	49.0	(31.6)	104.5

Six Months Ended June 30, 1999
Net sales	$623.1	$359.1	$63.5	$1,045.7
Segment net earnings (loss) before nonrecurring charges	70.0	40.8	(39.4)	71.4
Segment net earnings (loss) after nonrecurring charges	(9.3)	24.2	(39.4)	(24.5)

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

Diluted average shares outstanding used to calculate the net loss per share of common stock for the three and six month periods ended June 30, 1999 are the same as basic average shares outstanding for those periods as the effect of incremental shares would be anti-dilutive. For purposes of computing diluted net earnings per share before nonrecurring charges discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", diluted average shares outstanding of 198.7 million and 198.2 million were used for the respective three and six month periods ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth domestic/international and product line sales information (in millions):

	Six Months Ended June 30, 2000
			% Change
	2000	1999	2000/1999
Domestic/international sales
Domestic	$679.3	$603.4	13
International	449.3	442.3	2
Total net sales	$1,128.6	$1,045.7	8
	=====	=====
Product line sales
Orthopaedic Implants	$665.0	$623.1	7
MedSurg Equipment	394.5	359.1	10
Physical Therapy Services	69.1	63.5	9
Total net sales	$1,128.6	$1,045.7	8
	======	======

	Three Months Ended June 30, 2000
			% Change
	2000	1999	2000/1999
Domestic/international sales
Domestic	$341.5	$300.9	13
International	225.0	222.4	1
Total net sales	$566.5	$523.3	8
	=====	=====
Product line sales
Orthopaedic Implants	$330.4	$308.0	7
MedSurg Equipment	200.5	182.5	10
Physical Therapy Services	35.6	32.8	9
Total net sales	$566.5	$523.3	8
	======	======

Stryker Corporation's net sales for the first half of 2000 were $1,128.6 million representing an 8% increase over sales of $1,045.7 million for the first half of 1999. Net sales grew by 8% as a result of increased unit volume; 1% as a result of higher selling prices; and 1% due to acquired businesses. These increases were partially offset by a 1% decline due to changes in foreign currency exchange rates and 1% due to discontinued products. For the second quarter, net sales were $566.5 million representing an 8% increase over sales of $523.3 million in the second quarter of 1999. Net sales grew by 8% as a result of increased unit volume; 1% as a result of higher selling prices; and 1% due to acquired businesses. These increases were partially offset by a 1% decline due to changes in foreign currency exchange rates and 1% due to discontinued products.

The Company's domestic sales were $679.3 million for the first half and $341.5 million for the second quarter of 2000 representing increases of 13% in both periods as a result of strong shipments of orthopaedic implants, powered surgical instruments, endoscopic equipment, hospital beds and stretchers and increased revenue from physical therapy services. International sales were $449.3 million for the first half and $225.0 million for the second quarter of 2000 representing increases of 2% and 1%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment. The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $8.6 million in the first half and $4.3 million in the second quarter of 2000. Excluding the impact of foreign currency and discontinued products, international sales increased 5% in the first half and 4% in the second quarter.

Worldwide sales of Orthopaedic Implants were $665.0 million for the first half and $330.4 million for the second quarter of 2000 representing increases of 7% in both periods as a result of higher shipments of reconstructive (hip, knee and shoulder), trauma and spinal implants. Worldwide sales of MedSurg Equipment were $394.5 million for the first half and $200.5 million for the second quarter of 2000 representing increases of 10% in both periods based primarily on higher shipments of powered surgical instruments and endoscopic systems. Physical Therapy Services revenues were $69.1 million for the first half and $35.6 million for the second quarter representing increases of 9% in both periods as a result of new physical therapy centers and higher revenues from existing centers.

Cost of sales in the first half of 2000 represented 35.8% of sales compared to 50.7% in the same period of 1999. In the second quarter, the cost of sales percentage decreased to 35.8% from 50.3% in the second quarter of 1999. The higher cost of sales percentage in 1999 resulted from $127.9 million for the first half and $65.4 million for the second quarter of additional nonrecurring cost of sales for inventory sold in 1999 that was stepped-up to fair value in connection with the acquisition of Howmedica. Excluding the nonrecurring cost of sales charges, cost of sales as a percent of sales would have been 38.4% in the first half of 1999 and 37.8% in the second quarter of 1999. The decline in cost of sales as a percent of sales in 2000 is primarily the result of the realization of cost savings from cost reduction plans implemented at former Howmedica manufacturing plants in 1999 and due to slightly higher selling prices in 2000.

Research, development and engineering expense increased 15.3% for the first six months of 2000, and represented 5.3% of sales in 2000 compared to 4.9% in the same period of 1999. In the second quarter, these expenses increased 17.1%, and represented 5.4% of sales in 2000 compared to 5.0 % in 1999. New product introductions in the first half of 2000 include Crossfire Highly Crosslinked Polyethylene for Howmedica implants, Stryker Instruments' TPS U2 drill, the Steri-Shield T4 Personal Protection System, the Antigrade/Retrograde intermedulory nail, the OPUS spinal system, resorbable craniomaxillofacial plates and screws, and, in certain international markets, Simplex P bone cement with Tobramycin.

Selling, general and administrative expenses increased 8.6% in the first six months and 9.1% in the second quarter of 2000 compared to the same periods of 1999. These costs increased slightly to 38.9% of sales in the first six months of 2000 compared to 38.6% of sales in the same period of 1999. In the second quarter, selling, general and administrative costs represented 38.8% of sales compared to 38.5% in the same period of 1999. Selling, general and administrative expenses include $3.3 million in the first half and $1.7 million in the second quarter of 2000 of discount expense related to the accounts receivable securitization program established in November 1999.

Interest expense declined to $52.2 million in the first six months of 2000 from $63.9 million in 1999 and declined to $26.0 million in the second quarter from $32.0 million in 1999 primarily as a result of lower outstanding debt balances. The increase in intangibles amortization to $17.7 million from $17.0 million in the first six months of 2000 and to $9.5 million in the second quarter of 2000 from $8.5 million in 1999 is primarily the result of business acquisitions completed in the first half of 2000. Other income declined to $2.2 million in the first six months of 2000 from $2.3 million in 1999 and increased to $2.6 million in the second quarter of 2000 from $2.0 million in 1999 due primarily to fluctuations in interest income.

The effective tax rate was 34.0% for the first six months of 2000 and for the second quarter of 2000 compared to a rate of 35.0% for the first six months of 1999 and 40.3% for the second quarter of 1999. Net earnings for the first six months of 2000 were $104.5 million representing a 46% increase over net earnings before nonrecurring charges of $71.4 million in 1999. Diluted net earnings per share increased 44% to $.52 compared to diluted net earnings per share before nonrecurring charges of $.36 in the first half of 1999. Net earnings for the second quarter of 2000 were $52.7 million representing a 39% increase over net earnings before nonrecurring charges of $38.0 million in the second quarter of 1999. Diluted net earnings per share increased 37% to $.26 compared to diluted net earnings per share before nonrecurring charges of $.19 in the second quarter of 1999.

For the first half and second quarter of 1999, the Company reported net losses of $24.5 million ($.13 per diluted share) and $3.7 million ($.02 per diluted share), respectively, which included nonrecurring charges of $147.6 million ($95.9 million net of tax) and $65.4 million ($41.7 million net of tax), respectively, as follows:

  Additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition of $127.9 million in the first half of 1999 and $65.4 million in the second quarter of 1999.
  $19.7 million in the first quarter of 1999 for reorganizing Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. Net sales of discontinued products were $2.3 million in the second quarter and $5.1 million in the first half of 1999.

There were no nonrecurring charges for the first half or second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 30, 2000 increased $11.8 million to $452.6 million from $440.8 million at December 31, 1999. The increase in working capital is due primarily to strong cash earnings, which were used to fund increases in inventory and pay certain current liabilities due in the first half of 2000, primarily for accrued compensation and acquisition-related reorganization reserves and liabilities. The Company reduced cash and cash equivalents and marketable debt securities by $30.8 million in the first half of 2000 in order to repay debt owed under its credit facilities. Accounts receivable days sales outstanding, excluding the effect of the accounts receivable securitization program, decreased three days to 73 days at June 30, 2000 from 76 days at December 31, 1999. Days sales in inventory increased to 193 days at June 30, 2000 from 174 days at December 31, 1999.

The Company generated cash of $109.5 million from operations in the first six months of 2000, compared to $19.9 million in 1999. The cash provided by operating activities in the first half of 2000 is primarily the result of strong cash earnings and increases in accounts payable and income tax liabilities. These increases were partially offset by increases in inventories and deferred charges and payments of acquisition purchase liabilities.

In the first half of 2000 the Company used cash of $36.6 million for capital expenditures, $14.0 million for business acquisitions and $12.6 million for the payment of dividends. The Company also borrowed an additional $126.1 million under its existing credit facilities to fund cash flow needs during the first half of 2000 and made repayments of $211.7 million against the credit facilities. Total debt declined by $97.8 million during the first half of 2000.

The Company had $52.7 million in cash at June 30, 2000. The Company also had outstanding long-term debt totaling $1,189.6 million at the end of the first half of 2000. Current maturities of long-term debt at June 30, 2000 are $117.3 million and will increase to $139.1 million in 2002 and $177.5 million in 2003. The Company believes its cash on-hand as well as anticipated cash flows from operations will be sufficient to fund future operating and capital requirements, payment of a working capital adjustment to the purchase price of the Howmedica acquisition and required debt repayments. Should additional funds be required, the Company has $242.9 million of additional borrowing capacity available under the $1,650.0 million credit facilities at June 30, 2000.

OTHER MATTERS

The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies. In the first half of 2000, the weakening of foreign currencies reduced the value of these investments in net assets by $44.0 million. The loss is deferred and is recorded as a separate component of stockholders' equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On June 16, 2000, the Company acquired Colorado Biomedical, Inc. for 211,860 shares of common stock.
The issuance of such shares was exempt from the registration requirements of the Securities Act by virtue of
Section 4(2) thereof and Rule 506 promulgated thereunder.

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

STRYKER CORPORATION
(Registrant)

August 10, 2000 Date	/S/ JOHN W. BROWN
John W. Brown, Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 10, 2000 Date	/S/ DAVID J. SIMPSON
David J. Simpson, Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)