Form 10-Q
period 2000-09-30
STRYKER CORP
filed 2000-10-31
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

195,589,235 shares of Common Stock, $.10 par value, as of October 27, 2000.

PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

STRYKER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share amounts)
(Unaudited)

	September 30	December 31
	2000	1999
ASSETS
Current assets
Cash and cash equivalents	$63.7	$80.0
Marketable debt securities		3.5
Accounts receivable, less allowance of $27.0 (1999 - $28.3)	340.6	377.7
Inventories	412.7	386.1
Deferred income taxes	260.7	227.0
Prepaid expenses and other current assets	37.4	36.1
Total current assets	1,115.1	1,110.4
Property, plant and equipment, less allowance for depreciation of $263.7 (1999 - $221.6)	369.4	391.5
Other assets
Goodwill, less accumulated amortization of $37.5 (1999 - $26.4)	495.6	516.9
Other intangibles, less accumulated amortization of $46.2 (1999 - $31.6)	357.3	382.0
Deferred charges, less accumulated amortization of $146.9 (1999 - $112.8)	97.6	92.6
Other	103.4	87.1
TOTAL ASSETS	$2,538.4	$2,580.5
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$89.7	$110.4
Accrued compensation	104.0	102.0
Acquisition-related reorganization reserves and liabilities	94.0	138.0
Income taxes	85.1	47.1
Accrued expenses and other liabilities	177.9	165.8
Current maturities of long-term debt	122.3	106.3
Total current liabilities	673.0	669.6
Long-term debt, excluding current maturities	992.4	1,181.1
Other liabilities	81.0	58.3
Stockholders' equity
Common stock, $.10 par value:
Authorized - 500.0 shares
Outstanding - 195.5 shares (1999 - 194.4)	19.6	19.4
Additional paid-in capital	58.1	27.1
Retained earnings	822.6	668.1
Accumulated other comprehensive loss	(108.3)	(43.1)
Total stockholders' equity	792.0	671.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,538.4	$2,580.5
	=======	=======

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2000	1999	2000	1999
Net sales	$548.4	$498.9	$1,677.0	$1,544.6
Cost of sales (A)	194.7	243.0	599.3	772.7
Gross profit	353.7	255.9	1,077.7	771.9

Research, development and engineering expenses	29.4	26.9	88.8	78.4
Selling, general and administrative expenses	214.8	191.1	653.4	595.0
Restructuring charge				19.7
	244.2	218.0	742.2	693.1

Other expense (income):
Interest expense	23.7	29.4	75.9	93.3
Intangibles amortization	8.6	8.4	26.3	25.4
Other	1.4	(0.1)	(0.8)	(2.4)
	33.7	37.7	101.4	116.3
Earnings (loss) before income taxes	75.8	0.2	234.1	(37.5)
Income taxes (credit)	25.8	0.1	79.6	(13.1)
Net earnings (loss)	$50.0	$0.1	$154.5	($24.4)
	=====	=====	=====	======
Net earnings (loss) per share of
common stock (B):
Basic	$0.26	$0.00	$0.79	($0.13)
Diluted	$0.25	$0.00	$0.77	($0.13)

Average shares outstanding for the period (B):
Basic	195.3	193.9	194.9	193.7
Diluted (C)	201.9	198.9	200.7	193.7

  Includes $57.3 million for the three months ended September 30, 1999 and $185.2 million for the nine months ended September 30, 1999 of additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition.
  All share and per share data have been adjusted to reflect the 2-for-1 stock split effective May 12, 2000, as though it had occurred at the beginning of the periods presented.
  Diluted average outstanding shares for the nine months ended September 30, 1999 are the same as basic average shares outstanding as the effect of incremental shares would be anti-dilutive.

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in millions, except per share amounts)
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2000	$19.4	$27.1	$668.1	($43.1)	$671.5

Comprehensive gain (loss):
Net earnings			154.5		154.5
Net unrealized gains on securities				0.1	0.1
Foreign currency translation adjustments				(65.3)	(65.3)
Comprehensive gain for the nine
months ended September 30, 2000					89.3

Issuance of 0.7 shares of common stock under
stock option and benefit plans,
including $6.9 income tax benefit	0.1	11.3			11.4
Common stock issued in business acquisitions	0.1	19.7			19.8
Balances at September 30, 2000	$19.6	$58.1	$822.6	($108.3)	$792.0
	=====	=====	=====	=====	=====

See accompanying Notes to Condensed Consolidated Financial Statements.

In 1999 the Company declared a cash dividend of six and one-half cents per share to shareholders of record on December 31, 1999, payable on January 30, 2000. No cash dividends have been declared during 2000.

STRYKER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	September 30
	2000	1999
OPERATING ACTIVITIES
Net earnings (loss)	$154.5	($24.4)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	56.0	49.8
Amortization	68.6	68.6
Sales of inventory stepped-up to fair value at acquisition		185.2
Restructuring charge		19.7
Payments of restructuring and acquisition-related liabilities	(6.6)	(20.6)
Other	6.1	3.9
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	14.7	(36.1)
Inventories	(44.4)	(11.7)
Deferred charges	(49.7)	(45.4)
Accounts payable	(18.4)	(21.2)
Payments of acquisition purchase liabilities	(25.5)	(67.8)
Accrued expenses	39.7	12.8
Income taxes	21.0	(41.0)
Other	(2.7)	31.7
Net cash provided by operating activities	213.3	103.5

INVESTING ACTIVITIES
Proceeds from sales of property, plant and equipment	4.6
Purchases of property, plant and equipment	(58.5)	(44.2)
Purchases of marketable securities		(2.5)
Sales and maturities of marketable securities	7.1	8.4
Business acquisitions, net of cash acquired	(14.1)	(12.6)
Net cash used in investing activities	(60.9)	(50.9)

FINANCING ACTIVITIES
Proceeds from borrowings	167.8	72.0
Payments on borrowings	(319.0)	(144.8)
Dividends paid	(12.6)	(11.6)
Proceeds from exercise of stock options	8.1	5.5
Other	(11.3)	(3.8)
Net cash used in financing activities	(167.0)	(82.7)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(3.7)
Decrease in cash and cash equivalents	($16.3)	($33.8)
	=====	=====

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
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

The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income" in accounting for comprehensive income and its components. Other comprehensive loss for the nine months ended September 30, 1999 was $41.7 million.

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

Note 2. INVENTORIES

Inventories are as follows:

	September 30	December 31
	2000	1999
Finished goods	$312.8	$276.7
Work-in-process	49.3	58.9
Raw material	57.9	57.8
FIFO Cost	420.0	393.4
Less LIFO reserve	7.3	7.3
	$412.7	$386.1
	=====	=====

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

Many of the activities for which additional purchase liabilities are recorded were completed during 1999. These activities include the conversion of Howmedica's distribution network to direct sales and many of the planned workforce reductions. Planned workforce reductions covering approximately 1,200 Howmedica employees have been completed with the remaining workforce reductions expected to occur in the fourth quarter of 2000. Payments of distributor conversion obligations and severance and related costs are expected to be completed by the third quarter of 2001. The two Howmedica facilities in Europe and Howmedica's U.S. craniomaxillofacial facility were closed during 1999. The remaining leased facilities in the United States are expected to be closed during 2000, with the exception of one facility that is expected to be closed during 2001. Facility closure and contractual obligations include lease obligation payments that extend to 2008.

The following table provides a rollforward from December 31, 1999 to September 30, 2000 of the additional purchase liabilities recorded in connection with the acquisition of Howmedica (in millions):

			Facility
	Severance		Closures &
	& Related	Distributor	Contractual
	Costs	Conversions	Obligations

Balances at December 31, 1999	$23.1	$7.8	$13.3
Payments	(17.3)	(3.1)	(5.1)
Foreign currency translation effects	(1.2)	0.2	(0.5)

Balances at September 30, 2000	$4.6	$4.9	$7.7
	=====	=====	=====

Note 4. BUSINESS ACQUISITIONS

In August 2000, the Company completed the acquisition of Image Guided Technologies, Inc. (IGT) by merger for 271,467 shares of Stryker common stock with a value of $12.0 million. Under the terms of the merger agreement, each outstanding share of IGT common stock was converted into 0.49470 of a share of Stryker common stock. IGT manufactures 3D optical measurement devices ("optical localizers") for anatomical image display workstations used by physicians to perform image guided surgery. The use of shares of Stryker common stock represents a noncash investing activity that is not reflected in the condensed consolidated statements of Cash Flows. The acquisition was accounted for using the purchase method of accounting. Intangible assets acquired, principally patents and goodwill, are being amortized over periods ranging from ten to fifteen years.

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

In February 2000, the Company acquired the remaining 50% interest in the patent rights for its Diapason spinal product line for cash of FFr 50.2 million ($7.6 million). The acquired patents are being amortized over approximately nine years.

Note 5. RESTRUCTURING AND ACQUISITION-RELATED CHARGES

In the first quarter of 1999, the Company recognized a $19.7 million restructuring charge. The charge relates to the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. The charge was reduced to $14.2 million in the fourth quarter of 1999 and includes $11.6 million to cover severance-related costs for approximately 110 employees and $2.6 million for costs associated with the discontinuance of the ophthalmology product line. Planned workforce reductions covering approximately 80 employees have been completed. The remaining headcount reductions are expected to be completed in 2000. The $2.6 million in costs for the discontinuance of the ophthalmology product line was provided to cover obsolescence of remaining ophthalmology inventories, including loss reserves on certain remaining inventory sold on a contingent basis to a Japanese distribution company in 1999. The Company exited the ophthalmology business at the end of 1999. Net sales of ophthalmology products were $1.4 million in the third quarter of 1999 and $6.5 million in the first nine months of 1999.

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

The following table provides a rollforward from December 31, 1999 to September 30, 2000 of remaining liabilities associated with acquisition-related, restructuring and special pre-tax charges recorded by the Company in prior years (in millions):

	Distributor	Severance &	Discontinuance
	Conversions	Related Costs	of Product Line
Balances at December 31, 1999	$13.4	$4.3	$1.0
Payments	(6.5)	(0.1)
Foreign currency translation effects	(0.1)	(0.2)
Balances at September 30, 2000	$6.8	$4.0	$1.0
	=====	=====	=====

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

The 1999 segment data reflects segment net earnings (loss) before and after nonrecurring charges. Nonrecurring charges include the Japan restructuring charge (see Note 5) and the additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition for the three- and nine-month periods ended September 30, 1999. The Japan restructuring charge was first allocated to the Company's business segments on a specific identification basis with any remaining amounts being allocated by business segment sales in Japan. The additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition was allocated to the Company's business segments on a specific identification basis.

Sales and net earnings (loss) by business segment follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended September 30, 2000
Net sales	$307.0	$203.9	$37.5	$548.4
Segment net earnings (loss)	38.5	23.8	(12.3)	50.0

Three Months Ended September 30, 1999
Net sales	$288.9	$178.6	$31.4	$498.9
Segment net earnings (loss) before
nonrecurring charges	33.6	20.9	(17.1)	37.4
Segment net earnings (loss) after
nonrecurring charges	1.1	16.1	(17.1)	0.1

Nine Months Ended September 30, 2000
Net sales	$972.0	$598.4	$106.6	$1,677.0
Segment net earnings (loss)	125.6	72.8	(43.9)	154.5

Nine Months Ended September 30, 1999
Net sales	$912.0	$537.7	$94.9	$1,544.6
Segment net earnings (loss) before
nonrecurring charges	103.7	61.6	(56.5)	108.8
Segment net earnings (loss) after
nonrecurring charges	(8.2)	40.3	(56.5)	(24.4)

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

Diluted average shares outstanding used to calculate the net loss per share of common stock for the nine month period ended September 30, 1999 are the same as basic average shares outstanding for that period as the effect of incremental shares would be anti-dilutive. For purposes of computing diluted net earnings per share before nonrecurring charges discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", diluted average shares outstanding of 198.4 million were used for the nine month period ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below outlines the components of the condensed consolidated statements of earnings as a percentage of net sales:

	Nine months ended			Three months ended
	September 30			September 30
			%			%
	2000	1999	Change	2000	1999	Change
Net sales	100.0	100.0	9	100.0	100.0	10
Cost of sales:
Before inventory step-up	35.7	38.0	2	35.5	37.2	5
Inventory step-up	--	12.0	(100)	--	11.5	(100)
Total cost of sales	35.7	50.0	(22)	35.5	48.7	(20)
Gross profit	64.3	50.0	40	64.5	51.3	38
Research, development
and engineering expenses	5.3	5.1	13	5.4	5.4	9
Selling, general and
administrative expenses	39.0	38.5	10	39.2	38.3	12
Restructuring charge	--	1.3	(100)	--	--	--
Other expense (income)	6.0	7.5	(13)	6.1	7.6	(11)
Earnings (loss) before income
taxes	14.0	(2.4)	--	13.8	0.0	--
Income taxes (credit)	4.7	(0.8)	--	4.7	0.0	--
Net earnings (loss)	9.2	(1.6)	--	9.1	0.0	--
	===	===		===	===

The table below sets forth domestic/international and product line sales information (in millions):

	Nine Months Ended
	September 30
			% Change
	2000	1999	2000/1999
Domestic/international sales
Domestic	$1,027.3	$906.1	13
International	649.7	638.5	2
Total net sales	$1,677.0	$1,544.6	9
	=====	=====
Product line sales
Orthopaedic Implants	$972.0	$912.0	7
MedSurg Equipment	598.4	537.7	11
Physical Therapy Services	106.6	94.9	12
Total net sales	$1,677.0	$1,544.6	9
	======	======

	Three Months Ended
	September 30
			% Change
	2000	1999	2000/1999
Domestic/international sales
Domestic	$348.0	$302.7	15
International	200.4	196.2	2
Total net sales	$548.4	$498.9	10
	=====	=====
Product line sales
Orthopaedic Implants	$307.0	$288.9	6
MedSurg Equipment	203.9	178.6	14
Physical Therapy Services	37.5	31.4	19
Total net sales	$548.4	$498.9	10
	======	======

Stryker Corporation's net sales for the first nine months of 2000 were $1,677.0 million representing a 9% increase over sales of $1,544.6 million for the first nine months of 1999. Net sales grew by 8% as a result of increased unit volume; 1% as a result of higher selling prices; and 1% due to acquired businesses. These increases were partially offset by a 1% decline due to changes in foreign currency exchange rates. For the third quarter, net sales were $548.4 million representing a 10% increase over sales of $498.9 million in the third quarter of 1999. Net sales grew by 10% as a result of increased unit volume; 1% as a result of higher selling prices; and 1% due to acquired businesses. These increases were partially offset by a 2% decline due to changes in foreign currency exchange rates.

The Company's domestic sales were $1,027.3 million for the first nine months and $348.0 million for the third quarter of 2000 representing increases of 13% and 15%, respectively, primarily as a result of strong shipments of orthopaedic implants, powered surgical instruments, endoscopic equipment, hospital beds and stretchers and increased revenue from physical therapy services. International sales were $649.7 million for the first nine months and $200.4 million for the third quarter of 2000 representing increases of 2% in both periods as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment. The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $18.4 million in the first nine months and $9.8 million in the third quarter of 2000. Excluding the impact of foreign currency and discontinued products, international sales increased 6% in the first nine months and 8% in the third quarter.

Worldwide sales of Orthopaedic Implants were $972.0 million for the first nine months and $307.0 million for the third quarter of 2000 representing increases of 7% and 6%, respectively, as a result of higher shipments of reconstructive (hip, knee and shoulder), trauma and spinal implants. Worldwide sales of MedSurg Equipment were $598.4 million for the first nine months and $203.9 million for the third quarter of 2000 representing increases of 11% and 14%, respectively, based primarily on higher shipments of powered surgical instruments, endoscopic systems and hospital beds and stretchers. Physical Therapy Services revenues were $106.6 million for the first nine months and $37.5 million for the third quarter of 2000 representing increases of 12% and 19%, respectively, as a result of new physical therapy centers and higher revenues from existing centers.

Cost of sales in the first nine months of 2000 represented 35.7% of sales compared to 50.0% in the same period of 1999. In the third quarter of 2000, the cost of sales percentage decreased to 35.5% from 48.7% in the third quarter of 1999. The higher cost of sales percentage in 1999 resulted from $185.2 million for the first nine months and $57.3 million for the third quarter of additional nonrecurring cost of sales for inventory sold in 1999 that was stepped-up to fair value in connection with the acquisition of Howmedica. Excluding the nonrecurring cost of sales charges, cost of sales as a percent of sales would have been 38.0% in the first nine months of 1999 and 37.2% in the third quarter of 1999. The decline in cost of sales as a percent of sales in 2000 is primarily the result of the realization of cost savings from cost reduction plans implemented at former Howmedica manufacturing plants in 1999 and due to slightly higher selling prices in 2000.

Research, development and engineering expense increased 13.3% for the first nine months of 2000, and represented 5.3% of sales in 2000 compared to 5.1% in the same period of 1999. In the third quarter, these expenses increased 9.3%, and represented 5.4% of sales in 2000 and in 1999. New product introductions in the first nine months of 2000 include Crossfire Highly Crosslinked Polyethylene for Howmedica implants, Scorpio TS Revision Knee System, Stryker Instruments' TPS U2 drill, the Steri-Shield T4 Personal Protection System, the Stryker Navigation System, the Antigrade/Retrograde intermedulory nail, the OPUS spinal system, resorbable craniomaxillofacial plates and screws, and, in certain international markets, Simplex P bone cement with Tobramycin.

Selling, general and administrative expenses increased 9.8% in the first nine months and 12.4% in the third quarter of 2000 compared to the same periods of 1999. These costs increased to 39.0% of sales in the first nine months of 2000 compared to 38.5% of sales in the same period of 1999. In the third quarter, selling, general and administrative costs represented 39.2% of sales compared to 38.3% in the same period of 1999. Selling, general and administrative expenses include $5.1 million in the first nine months and $1.8 million in the third quarter of 2000 of discount expense related to the accounts receivable securitization program established in November 1999.

Interest expense declined to $75.9 million in the first nine months of 2000 from $93.3 million in 1999 and declined to $23.7 million in the third quarter from $29.4 million in 1999 primarily as a result of lower outstanding debt balances. The increase in intangibles amortization to $26.3 million in the first nine months of 2000 from $25.4 million of 1999 and to $8.6 million in the third quarter of 2000 from $8.4 million in 1999 is primarily the result of business acquisitions completed in the first nine months of 2000. Other income declined to $0.8 million in the first nine months of 2000 from $2.4 million in 1999 and was a loss of $1.4 million in the third quarter of 2000 compared to $0.1 million of income in 1999 due primarily to realized foreign currency exchange losses in 2000.

The effective tax rate was 34.0% for the first nine months of 2000 and for the third quarter of 2000 compared to a rate of 34.9% for the first nine months of 1999 and 50.0% for the third quarter of 1999. The tax rate of 50.0% for the third quarter of 1999 is not indicative of any trend in the rate and is solely a function of the modest level of earnings on which it was computed. Net earnings for the first nine months of 2000 were $154.5 million representing a 42% increase over net earnings before nonrecurring charges of $108.8 million in 1999. Diluted net earnings per share increased 40% to $.77 compared to diluted net earnings per share before nonrecurring charges of $.55 in the first nine months of 1999. Net earnings for the third quarter of 2000 were $50.0 million representing a 34% increase over net earnings before nonrecurring charges of $37.4 million in the third quarter of 1999. Diluted net earnings per share increased 32% to $.25 compared to diluted net earnings per share before nonrecurring charges of $.19 in the third quarter of 1999.

For the first nine months and third quarter of 1999, the Company reported net losses of $24.4 million ($.13 per diluted share) and net earnings of $0.1 million ($.00 per diluted share), respectively, which included nonrecurring charges of $204.9 million ($133.2 million net of tax) and $57.3 million ($37.3 million net of tax), respectively, as follows:

  Additional cost of sales for inventory stepped-up to fair value in connection with the Howmedica acquisition of $185.2 million in the first nine months of 1999 and $57.3 million in the third quarter of 1999.
  $19.7 million in the first quarter of 1999 for reorganizing Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. Net sales of discontinued products were $1.4 million in the third quarter and $6.5 million in the first nine months of 1999.

There were no nonrecurring charges for the first nine months or third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at September 30, 2000 increased $1.3 million to $442.1 million from $440.8 million at December 31, 1999. The increase in working capital is due primarily to strong cash earnings, which were used to fund increases in inventory and pay certain current liabilities due in the first nine months of 2000, primarily for accounts payable and acquisition-related reorganization reserves and liabilities. The Company reduced cash and cash equivalents and marketable debt securities by $19.8 million in the first nine months of 2000 in order to repay debt owed under its credit facilities. Accounts receivable days sales outstanding, excluding the effect of the accounts receivable securitization program, decreased four days to 72 days at September 30, 2000 from 76 days at December 31, 1999. Days sales in inventory declined to 194 days at September 30, 2000 from 200 days at September 30, 1999. Inventory days are higher than the 174 days at December 31, 1999 primarily as a result of seasonally lower sales volume in the third quarter.

The Company generated cash of $213.3 million from operations in the first nine months of 2000, compared to $103.5 million in 1999. The cash provided by operating activities in the first nine months of 2000 is primarily the result of strong cash earnings and increases in accrued expenses and income tax liabilities and reductions in accounts receivable. These changes were partially offset by increases in inventories and deferred charges and payments of acquisition purchase liabilities.

In the first nine months of 2000 the Company used cash of $58.5 million for capital expenditures, $14.1 million for business acquisitions and $12.6 million for the payment of dividends. The Company also borrowed an additional $167.8 million under its existing credit facilities to fund cash flow needs during the first nine months of 2000 and made repayments of $319.0 million against the credit facilities. Total debt declined by $172.7 million during the first nine months of 2000.

In June 2000, the Company acquired all of the outstanding common stock of Colorado Biomedical, Inc. by merger for 211,860 shares of Stryker common stock with a value of $7.8 million. In August 2000, the Company acquired Image Guided Technologies, Inc. by merger for 271,467 shares of Stryker common stock with a value of $12.0 million.

The Company had $63.7 million in cash at September 30, 2000. The Company also had outstanding long-term debt totaling $1,114.7 million at the end of the first nine months of 2000. Current maturities of long-term debt at September 30, 2000 are $122.3 million and will increase to $148.1 million in 2002 and $186.5 million in 2003. The Company believes its cash on-hand as well as anticipated cash flows from operations will be sufficient to fund future operating and capital requirements, payment of a working capital adjustment to the purchase price of the Howmedica acquisition and required debt repayments. Should additional funds be required, the Company has $250.7 million of additional borrowing capacity available under the $1,650.0 million credit facilities at September 30, 2000.

OTHER MATTERS

The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies. In the first nine months of 2000, the weakening of foreign currencies reduced the value of these investments in net assets by $65.3 million. The loss is deferred and is recorded as a separate component of stockholders' equity.

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

STRYKER CORPORATION
(Registrant)

October 31, 2000	/S/ JOHN W. BROWN
Date	John W. Brown, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

October 31, 2000	/S/ DAVID J. SIMPSON
Date	David J. Simpson, Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)