Form 10-K405
period 2000-12-31
STRYKER CORP
filed 2001-03-16
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

YES [X]         NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Based on the closing sales price of February 28, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $7,627,948,077.

The number of shares outstanding of the registrant's Common Stock, $.10 par value, was 195,940,893 at February 28, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement filed with the Securities and Exchange Commission relating to the 2001 Annual Meeting of Stockholders (the "2001 proxy statement") are incorporated by reference into Part III.

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

GENERAL

Stryker Corporation and its subsidiaries (the "Company" or "Stryker") develop, manufacture and market specialty surgical and medical products, including orthopaedic implants, bone cement, trauma systems used in bone repair, powered surgical instruments, endoscopic systems, craniomaxillofacial fixation devices, specialty surgical equipment used in neurosurgery and patient care and handling equipment for the global market and provide outpatient physical and occupational rehabilitative services in the United States. Stryker has developed the bone growth factor osteogenic protein-1 ("OP-1"), which is in the final stage of the marketing authorization process in Europe and Australia for the use of OP-1 for the treatment of specific nonunion fractures of long bones. Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a leading orthopaedic surgeon and the inventor of several orthopaedic products.

In October 2000, the Company acquired the intellectual property rights and certain other assets associated with the sale of its Stryker PainPump products in the United States, Canada and Mexico from McKinley Medical LLP. The Stryker PainPump is a pain management device used to aid postsurgical patient recovery.

In August 2000, the Company completed the acquisition of Image Guided Technologies, Inc. (IGT) by merger. IGT manufactures three-dimensional optical measurement devices for anatomical image-display workstations used by physicians to perform image-guided surgery.

In June 2000, the Company acquired Colorado Biomedical, Inc. by merger. Colorado Biomedical, Inc. manufactures the Colorado Micro Needle, which is used for precision electrosurgery in various surgical specialties.

In February 2000, the Company acquired the intellectual property rights associated with the sale of its Neptune Waste Management System ("Neptune") product from American Imuno Tech, LLC. Neptune is a totally self-contained device for handling and disposing of fluid and smoke waste from surgical procedures.

In February 2000, the Company acquired the remaining 50% interest in the patent rights for its Diapason spinal product line.

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

In August 1993, the Company purchased 20% of the outstanding common stock of Matsumoto Medical Instruments, Inc. ("Matsumoto"), Osaka, Japan. Matsumoto was one of the largest distributors of medical devices in Japan. In August 1994, the Company purchased an additional 31% of Matsumoto's outstanding common stock, thereby increasing its direct ownership in Matsumoto to 51%. The results of operations for Matsumoto were consolidated with Stryker beginning in August 1994. Subsequently, Stryker has purchased or acquired additional shares of outstanding common stock of Matsumoto, thereby increasing its direct ownership interest to 100% in January 1999. In 1999, Howmedica Japan was merged into Matsumoto and Matsumoto was renamed Nippon Stryker K.K.

The Company's subsidiary, Physiotherapy Associates, Inc., has also purchased a number of physical therapy clinic operations during each of the last five years.

PRODUCT SALES

The Company segregates its operations into two reportable segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment includes orthopaedic reconstructive products such as hip, knee, shoulder and spinal implants and trauma-related products. The MedSurg Equipment segment includes powered surgical instruments, endoscopic systems, medical video imaging equipment and patient care and handling equipment. Other consists of Physical Therapy Services, corporate administration, interest expense and interest income. The following amounts ($000,000's) and percentages represent sales by business segment during each of the three years ended December 31:

	2000		1999		1998
	$	%	$	%	$	%

Orthopaedic Implants	$1,313.0	58%	$1,248.2	59%	$409.6	37%
MedSurg Equipment	829.1	36	733.5	35	577.8	52
Other	147.3	6	122.0	6	115.8	11
	$2,289.4	100%	$2,103.7	100%	$1,103.2	100%
	======	===	======	===	=====	===

The above sales amounts include sales of Howmedica beginning December 5, 1998. Additional financial information regarding the Company's operating segments and geographic areas can be found under the caption "Note 11 - Segment and Geographic Data" on pages 48 through 50 of this report.

Approximately 80% of the Company's sales in 2000 and 1999 and approximately two-thirds of the Company's sales in 1998 consisted of products with short lives, such as implants (while implants have a long useful life to the patient, they have a one-time use to the hospital), trauma-related products, disposables and expendable tools and parts, and service revenues, such as service and repair charges and physical therapy revenues. The balance of sales in each of the years was of products that could be considered capital equipment, having useful lives in excess of one year.

The Company's backlog of firm orders is not considered material to an understanding of its business.

Orthopaedic Implants

Orthopaedic Implants are designed and manufactured by Howmedica Osteonics, Stryker Trauma and Stryker Spine and consist of such products as hip, knee, shoulder and spinal implants, associated implant instrumentation, trauma-related products and bone cement. Artificial joints are made of cobalt chromium, titanium alloys, ceramics or ultra-high molecular weight polyethylene and are implanted in patients whose natural joints have been damaged by arthritis, osteoporosis, other diseases or injury.

Hip Implants

The Company is a global leader in sales of hip implants. Under the Howmedica Osteonics brand name, the Company offers a variety of hip systems for the global reconstructive market. The ABG Hip System, Partnership Hip System, Secur-Fit Hip System, Omnifit Hip System and Restoration Hip System represent comprehensive systems of hip implants and associated instrumentation designed to provide physicians with reliable results and reduce operating time for primary and revision procedures. The Exeter Total Hip System is based on a unique, collarless, highly polished, double tapered femoral design that reduces shear stresses and increases compression at the cement/bone interface. In 1998, Howmedica launched the Taro Hip System in Japan. The Taro Hip System provides a line of products that offer an increased range of motion preferred by Japanese surgeons for their patients.

In 1998, the Company introduced Crossfire, a highly cross-linked polyethylene designed to reduce wear. In laboratory testing, this product indicates a significant wear reduction over conventional polyethylene. By the end of 2000, one half of the Company's acetabular inserts utilized Crossfire technology.

In late 1990, Stryker became the first company to receive clearance from the U.S. Food and Drug Administration (FDA) to commercially release for sale in the U.S. a hip implant with hydroxylapatite (HA) surface treatment. HA is a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to human bone. The Company's clinical global experience with HA-coated hip stems now extends over fourteen years and reported clinical performance continues to equal or exceed that of comparable hip stems reported in the scientific literature.

The Company received a recommendation for approval for its ceramic-on-ceramic bearing surfaces from the FDA Advisory Panel in July 2000. Pending FDA approval, which is anticipated in 2001, the ceramic-on-ceramic hip system will be the first of its kind available in the United States. In international markets, the Company has released the Trident Acetabular Shell. This product allows the surgeon to insert either a ceramic insert or polyethylene insert into the same acetabular component. Trident's two independent locking mechanisms provide maximum security for each bearing surface and increase the strength of the ceramic liner.

In 1999, the Company launched the Restoration T-3 and Restoration PS Hip Systems, which provide surgeons hip stems to address the complicated situations encountered in hip revision procedures. Also in 1999, the Company launched the EON hip system. This brand is an evolution of the 20-year clinical history of the Omnifit cemented stem. The EON Stem is designed with neck offset options and a reduced geometry to provide the patient with increased range of motion and further reduce the chance of post-operative hip dislocation.

In 2000, the Company launched the Citation TMZF stem, which incorporates a proprietary new titanium alloy that is more flexible and stronger than traditionally used alloys. The Company also launched the Accolade stem, which is also made from TMZF titanium alloy. With the increased flexibility and strength of TMZF titanium alloy over traditionally used alloys, patients may experience reduced pain due to the less rigid stem which bends with stress while improving overall implant strength.

The Company enters 2001 with 30 years of clinical history with the Exeter Hip System, 20 years of clinical history with the Omnifit cemented stem and 10 years of clinical history with the Omnifit HA stem. Long-term clinical results are an important factor in the Company's ability to market hip implants.

Knee Implants

Under the Howmedica Osteonics brand name the Company offers four major knee systems, the Duracon, Kinemax, Interax and Scorpio systems, as well as products that serve specific regional needs. Introduced in 1991 and utilized in over 400,000 procedures worldwide, the Duracon system combines high levels of joint conformity throughout the range of motion and consistent anatomic tracking. The Duracon TS, which was introduced in 1999, completes the product line offering with an implant for complex revision procedures. The Kinemax system is marketed worldwide, with leadership positions in several international markets, offering advanced versatility through design principles based on the clinically successful Total Condylar and Kinematic Knee Systems. The Interax system is the result of a worldwide program to develop an innovative system specially designed to address the variable size requirements of patients of different ages and from different ethnic origins. Precision-designed Monogram instruments provide a common instrument platform for the Duracon, Kinemax and Interax knee systems. The ergonomic engineering of Monogram instruments facilitates efficient use in the operating room, enabling the surgeon to choose the instruments that represent his/her optimal surgical technique. The Scorpio system, introduced in 1997, was designed considering motion of the normal knee based off of its epicondylar axis. This patented approach addresses significant clinical issues, such as improved patient rehabilitation, through an increase in the patella-femoral moment arm and mid-flexion stability through a single anterior-posterior radius. The Scorpio TS Revision Knee System was introduced in 2000 to extend the Company's Scorpio product line into the fast growing revision knee market. The Scorpio system is supported by the Passport instrumentation system, which was designed to provide intraoperative flexibility, precision and a simple, cost effective approach to total knee replacement surgery. In 2000, the Company introduced the Xcellerate instrument platform, which combines features from the Monogram and Passport instrumentation and allows the surgeon to use the same basic instrument platform for both Duracon and Scorpio knee implants.

Other Reconstructive Products

The Company markets other reconstructive products, principally shoulder and elbow implants and related instruments. The Solar Total Shoulder System was initially marketed in 1996. The unique design of the humeral head allows the surgeon to adjust tension of the supporting tissues while maximizing range of motion. The shoulder instruments offer the surgeon increased visibility and accessibility into this tightly confined joint space. In 1999, the Company released the Solar BiPolar Shoulder. This product provides the surgeon with additional options to address arthritis of the shoulder and is designed with the patented bipolar locking mechanism used in the Company's hip implants. In 2000, the Company added offset heads to its Solar Shoulder product line, giving the surgeon increased intraoperative flexibility to restore the patient's shoulder kinematics. The Solar Total Elbow was launched in 1998 to complement products offered for upper extremity procedures. The semi-constrained design and modular components address varying patient anatomy.

Trauma

The Company markets its trauma-related products under the Stryker Trauma brand name. Trauma products are used primarily in the fixation of fractures resulting from sudden injury. Trauma products consist of internal fixation devices marketed under such names as Gamma, Grosse & Kempf, Omega, Dall Miles and Alta as well as external fixation devices marketed under the Apex, Hoffmann II and Monotube Triax names.

The Company's internal fixation product portfolio includes a variety of titanium and stainless steel systems of intramedullary nails, trochanteric fixation devices, plates and screws. The Alta system for plating and nailing is mainly marketed in the United States and in Japan. A full range of intramedullary nails is led by the Grosse & Kempf system used throughout the world for over 25 years, the Intramedullary Compression system and the recently introduced Antigrade/Retrograde intramedullary nail. For the treatment of fractures around the neck of the femur, the Company offers the Gamma Locking Nail, a device designed to improve both the procedure and the treatment for all grades of fractures. Since its introduction, Gamma has become one of the leading products in the trauma market. It is widely sold throughout Europe and Japan and is gaining acceptance in the United States. The Company also offers the Omega and OHS brand names as alternatives for the treatment of fractures around the neck of the femur. In addition, the Company offers a new generation of the Asnis Cannulated Screw System, which can simplify operative procedures through features that enhance the ability of surgeons to place, insert and remove locking screws.

The Company's external fixation products include the Hoffmann II modular fixation system, the Monotube Triax monolateral system, the Monticelli-Spinelli circular fixator and a full range of Apex fixation pins. The Hoffmann II system for tibia or femur fractures and the smaller Hoffmann II Compact for upper extremities include a spring-loaded snap-fit mechanism that allows the connection of rods or pins providing for easy assembly of each device, simple reduction procedures and stable fixation. Triax is available in three different sizes allowing for easy and stable fixation of all sizes of bones. It provides an adjustable mechanism for fracture stabilization and a distraction mechanism used for bone lengthening. The new Tenxor hybrid frame system features advanced composite materials and the same easy-to-use snap-fit system as Hoffmann II.

Spinal Implants

Spinal implant systems are comprised of plates, rods, screws, connectors, spacers and proprietary instrument and container systems. Through Stryker Spine, the Company develops, manufactures and markets spinal implant systems. Physicians use these systems in the treatment of degenerative, tumor, trauma and deformity spinal diseases in the cervical and thoraco-lumbar spine. In 1999, the Company launched the Xia Spinal System, which continues to be one of the fastest-growing rod and screw systems in the United States. The Xia Spinal System is a posterior system designed to relieve pain by stabilizing the spine in the thoracic, lumbar and sacral regions and is accompanied by instrumentation that simplifies the surgical procedures. In 2000, the Company launched enhanced versions of the Xia, OPUS and Diapason thoraco-lumbar fixation systems. The Company also introduced Solis, a new cervical interbody device, and an enhanced version of OIC, a lumbar interbody device, in international markets. Centaur, a thoraco-lumbar anterior rod and plate system introduced internationally in 1999, was made available in the United States in 2000.

Bone Cement

Simplex bone cement, a material used to secure cemented implants to bone, was first approved for domestic orthopaedic use in 1971 and is the most widely used bone cement in the world. The Company manufactures several variations of Simplex Bone Cement to meet specific patient needs. Simplex P has 40 years of clinical history, the longest clinical history of any bone cement, with over 250 clinical studies having been published. In 2000, another formulation incorporating antibiotics, Simplex P bone cement with Tobramycin, was introduced in selected international markets.

MedSurg Equipment

MedSurg Equipment products include powered surgical instruments, endoscopic systems, medical video imaging equipment, craniomaxillofacial fixation devices, image-guided surgery systems and patient care and handling equipment. These products are designed and manufactured by Stryker Instruments, Stryker Endoscopy, Stryker Leibinger and Stryker Medical.

Stryker Instruments

Stryker Instruments products include a broad line of powered surgical instruments that are used by physicians for drilling, burring, rasping or cutting bone, wiring or pinning bone fractures and preparing hip or knee surfaces for the placement of artificial hip or knee joints. Stryker Instruments also manufactures an array of different cutting accessories and other attachments for use by orthopaedic physicians. Stryker Instruments System 4 Heavy-Duty Battery-Powered Instruments provide an ergonomic and versatile system for total joint and sports applications.

Stryker Instruments also produces products that are utilized in conjunction with joint replacement surgery. The Advanced Cement Mixing System, used to mix bone cement, greatly reduces the risk that air bubbles will weaken the long-term bond between the implant and surrounding bone. Interpulse is a disposable, self-contained pulsed lavage system that is used by physicians to cleanse the surgical site during total joint arthroplasty. The CBC II System is a post-operative wound drainage and blood reinfusion device that enables joint replacement patients to receive their own blood rather than donor blood. As part of a broad surgical product portfolio, Stryker also markets the Steri-Shield Personal Protection System, combining a helmet, hood and gown to help provide protection for operating room personnel against contact with infectious bodily fluids and harmful microorganisms during surgery. In 1999, the Company introduced the Stryker PainPump, which is a disposable system that continually delivers a controlled amount of pain medication directly to the surgical area to help manage a patient's postoperative discomfort. In 2000, Stryker Instruments introduced the Neptune Waste Management system, a totally self-contained device for handling and disposing fluid and smoke waste from surgical procedures.

Stryker Endoscopy

Stryker Endoscopy products include medical video cameras, light sources, arthroscopes, laparoscopes, powered surgical instruments, irrigation fluid management systems, Endosuite operating room equipment management systems, a radio frequency ablation system and state-of-the-art equipment for telemedicine and worldwide connectivity. Stryker Endoscopy has established a position of technology leadership in the production of video cameras and accessories as well as equipment to provide local or worldwide interconnectivity. In 2000, Stryker Endoscopy launched a third generation Switchpoint III video system through Stryker Communications. The Switchpoint III OR control center provides a simple-to-use method for routing video signals from the operating room to other locations, further enhancing the Endosuite concept of operating room equipment management. The X6000 Xenon lightsource, also introduced in 2000, provides powerful color-correct light for all procedures where rigid endoscopes are used .

Stryker Endoscopy's line of rigid scopes range in diameter from 2.3 millimeters to 10 millimeters, containing a series of precision lenses as well as fiber optics that allow the physician to view internal anatomy with a high degree of clarity. In 2000, the Company expanded its rigid scope line with the introduction of a 5.0 millimeter full screen laparoscope, which provides a large, bright image in a minimally invasive scope design, and the launch of a full line of autoclavable arthroscopes and laparoscopes.

The use of radio frequency (RF) energy for tissue ablation is a rapidly growing market within arthroscopy. In 2000, the Company introduced its SERFAS tissue ablation system, which utilizes RF energy to provide rapid tissue resection in arthroscopic procedures while maintaining hemostasis.

Stryker Leibinger

Stryker Leibinger manufactures plates, screws and instruments for craniomaxillofacial fixation and image-guided surgery systems. In January 2000, the Company launched the Delta System of screws and plates made of a resorbable polymer. This innovative material dissolves after providing strong fixation, eliminating the need for follow-up explantation surgery. The Company began distributing the Colorado Micro Needle in 1999 and in 2000 the Company acquired the rights to the Colorado Micro Needle. The needle is used for dissecting large areas such as the scalp, breast tissue and muscle and provides surgeons with a precise cutting tool alternative to the expense of laser cutters. Stryker Leibinger also develops and markets software and hardware for image-guided surgery. The new Stryker Navigation System utilizes wireless technology to give surgeons a simpler way to track instruments intraoperatively in relation to preoperative views.

Stryker Leibinger markets BoneSource, a patented bone substitute material based on an exclusive license from the American Dental Association Health Foundation. BoneSource is self-setting, sculptable and effective in filling bone defects as a result of its ability to form a paste in seconds and harden quickly. In 1996, BoneSource received United States Food and Drug Administration (FDA) clearance for use in treating cranial defects, contiguous cuts and burr holes. In 1997, BoneSource also received FDA clearance for facial augmentation, which expands the application into cosmetic procedures.

The Stryker Instruments, Stryker Endoscopy and Stryker Leibinger product portfolios all include micro-powered tools and instruments that are used in orthopaedics, craniomaxillofacial surgery, functional endoscopic sinus surgery, neurosurgery, spinal surgery and plastic surgery. The Total Performance System (TPS), released in 1996, is a universal surgical system that can be utilized within several medical specialties. The TPS U2 Drill, introduced in 2000, and TPS Burs are designed for use by spine surgeons and neurosurgeons, while the TPS MicroDriver and TPS Sagittal Saw are designed for use by sports physicians and plastic surgeons. The TPS System also powers the SE5 and SE12 Shaver Systems. The Hummer TPS is a powered instrument that incorporates new irrigation capabilities and specialized cutters, eliminating the need for over half of the instruments otherwise required for sinus surgery.

Stryker Medical

Stryker Medical is the market leader in specialty stretcher products, offering some 30 different types of stretchers customized to fit the needs of acute care and specialty surgical care facilities. Stryker Medical produces beds that are designed to fit the unique needs of specialty departments within the acute care environment. The Secure medical/surgical bed addresses the changing needs of an aging population by being lower to the ground and utilizing the Chaperone center-of-gravity bed exit system to help prevent patient falls. The Chaperone system alarms when more than 50% of the patient's body weight extends beyond the built-in safety limits. Stryker Medical has a complete line of ICU beds for critical care and step-down units. The beds incorporate advanced features that facilitate patient care such as in-bed scales that accurately weigh the patient regardless of bed position and a radiolucent surface that facilitates chest x-rays without moving patients from the beds. Stryker Medical also offers a continuum of mattresses as an option with its frames. In 1999, Stryker Medical launched the Big Wheel stretcher which improves mobility and efficiency of patient handling with less physical strain on the clinical staff. Stryker Medical introduced the Zoom Drive in 1999. The Zoom Drive is the first and only motorized patient handling device to increase patient mobility without necessitating transfer for specialized procedures.

In 2000, Stryker Medical continued to enhance its reputation for durability and innovation by upgrading its easy-loading MX-PRO cot to a 600-pound weight capacity. The EZ-PRO2 and Incubator Transport Cot, both introduced in 1999, round out the Company's line of ambulance cots reputed for durability and low maintenance.

Other

Other includes Physical Therapy Services. Physiotherapy Associates provides physical, occupational and speech therapy services to patients recovering from orthopaedic or neurological illness and injury through a network of 266 outpatient physical therapy centers in 25 states and the District of Columbia. Physiotherapy Associates works closely with referring physicians to design and execute rehabilitation protocols with the goal of quick recoveries for athletes, injured workers and other patients.

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

Total expenditures for product research, development and engineering were $122.2 million in 2000, $105.2 million in 1999 and $61.0 million in 1998. The foregoing do not include expenditures related to the Howmedica business prior to December 5, 1998. The Company's research, development and engineering expenses represent the continued development of the Company's OP-1 Bone Growth Device discussed below and the Company-wide focus on new product developments. The Company also continues the development of a new spinal technology to be used in the treatment of spinal disorders and in 2000 completed the development of an improved polyethylene to be used in hip and knee implants. Recent new product introductions include the development of implant, spinal and trauma designs. In 2000, the Citation TMZF and Accolade hip stems, Scorpio TS Knee Revision System, Xcellerate knee instrument system, Antigrade/Retrograde intramedullary nail, Tenxor Hybrid external fixator, Asnis III cannulated screw system, OPUS spine system and Solis interbody device were introduced. In 1999, the EON hip implant, Restoration PS and Restoration T-3 hip systems, Duracon Total Stabilizer revision knee system, Xia Spinal System, Centaur thoraco-lumbar anterior rod and plate system and Crossfire Highly Crosslinked Polyethylene for hip implants were introduced, while the Scorpio Cruciate Retaining Knee System and Equinox Cervical Plate were introduced in 1998. In 1998, the Company completed enrollment in its investigational study of contemporary ceramic-on-ceramic bearing surfaces. In July 2000, the Company presented a Pre-Market Approval (PMA) application to the FDA's Orthopaedic Panel and received a recommendation for approval. The Company anticipates approval in 2001 and expects to be the first company in the United States market to offer contemporary ceramic-on-ceramic bearing surfaces. Product introductions in 2000 also included Simplex P bone cement with Tobramycin. New products at Stryker Instruments and Stryker Endoscopy include the development of advanced powered instruments, pain management systems, video technology and specialized operating room equipment. In 2000, the TPS U2 drill, Steri-Shield T4 Personal Protection System, Switchpoint router system, X6000 xenon light source and SERFAS radio frequency ablation system were introduced. In 1999, the Stryker PainPump, 3-Chip 888 video camera, 12K Shaver System and InfraVision Esophageal Kit were introduced, while the System 4000 (the next generation battery-powered instrument system), the Quantum 5000, the InterPulse System lightsource and the Hermes video control system were introduced in 1998. In 2000, Leibinger new product introductions included the Stryker Navigation System for image-guided surgery and the Delta System of resorbable screws and plates. Stryker Medical continues to develop new patient handling equipment with the Adel maternity bed, the Gynnie OB/GYN stretcher and the REM, Aires and Isoflex sleep surfaces. The Big Wheel stretcher, Zoom Drive and EZ-PRO2 Ambulance Cot were introduced in 1999.

In 1991, the Company received FDA approval to begin human clinical trials of its OP-1 Bone Growth Device ("OP-1 Implant"), which was developed in collaboration with Creative BioMolecules, Inc. (a company that subsequently merged into Curis, Inc.) as part of a long-term research program funded by Stryker since 1985. This device is composed of recombinant human osteogenic protein-1 (OP-1) and a bioresorbable collagen matrix. OP-1 is naturally present in the human body and directs a cascade of cellular events that result in bone growth. In preclinical studies, OP-1 induced the formation of new bone when implanted into bony defect sites. In addition, results from early-stage animal trials of OP-1 in cartilage repair have been encouraging. The initial human clinical study, which began in 1992, compared the efficacy of the OP-1 Implant to autografts (the current standard bone graft procedure for the treatment of tibial nonunion fractures, which uses bone chips removed from a patient's hip in a second operation) in the repair of nonunion fractures of long bones. The patients involved in the trial all suffered tibial fractures that showed no evidence of healing at least nine months from the initial injury and at least three months after any prior surgical intervention. Patients received either the OP-1 Implant or autograft bone on a random basis. In 1995, the FDA allowed the Company to enlarge the scope of the clinical trials for expanded indications of nonunion fractures in all long bones. During 1996, the surgical procedures on the 122 patients in the Company's tibial nonunion clinical trial were completed and, in 1997, the Company began the collection and analysis of the data from the clinical trial. The study demonstrated that the OP-1 Implant patients had comparable clinical success to the autograft patients without the need for a second invasive procedure to harvest autograft from the hip. There were three prospectively determined clinical trial outcomes defined in the study: weight-bearing; level of pain with weight-bearing; and radiographic assessment of cortical and/or trabecular bridging. The study design predicted 80% success at nine months post-surgery. Both the OP-1 Implant and autograft groups met this prediction for the clinical outcomes of weight-bearing and pain and both groups had comparable results. The blinded radiographic assessment by an independent panel of radiologists showed that neither group achieved the 80% criteria for bridging, although bridging was higher for the autograft group.

The Pre-Market Approval (PMA) application for the OP-1 Implant was filed and accepted by the FDA in June 1999. The Company received a "Not Approvable" letter from the FDA on January 29, 2001 that cited the failure of the pivotal clinical trial to meet the study endpoint of non-inferiority of the OP-1 Implant compared to the autograft control on a combined clinical and radiographic basis. The FDA has recommended to Stryker that to bring the PMA to an approvable state, a new clinical trial for the same indication is required. Stryker believes the data show that OP-1 Implant has comparable clinical success to autograft and is in the process of meeting with the FDA to explore additional options. The Company cannot predict the outcome of these meetings or the potential approval of the OP-1 Implant for the nonunion indication in the United States. Further clinical testing and PMA fillings would be necessary to expand the approved uses of the product beyond nonunions, if received. The Company also filed a Marketing Authorization Application (MAA) with the European Medicines Evaluation Agency (EMEA) for certain OP-1 uses, which was accepted for filing in July 1999. On December 14, 2000, the Committee for Proprietary Medicinal Products (CPMP) in Europe voted unanimously to recommend market authorization for OP-1 for the indication of nonunions of the tibia which have failed prior autograft treatment or when autograft is not feasible. A New Drug Application with the Therapeutic Goods Administration (TGA) in Australia was filed in December of 1999, and in February 2001 the Australian Drug Evaluation Committee (ADEC) adopted a positive opinion to recommend the granting of marketing authorization for the OP-1 Implant for treatment of long bone nonunions secondary to trauma for the purpose of initiating new bone formation. The Company believes that it will receive full approval in Europe and Australia during the first half of 2001 for the use of OP-1 in the above respective clinical indications. The Company cannot predict the exact timing of the regulatory process at the FDA or other global regulatory agencies.

The surgical procedures for several pilot OP-1 human clinical trials in Europe in cases involving trauma, spine and oral/maxillofacial indications were completed in 1996 and a fresh fracture trial was initiated in Canada in 1997. Enrollment in the Canadian fresh fracture study is ongoing. A pilot study of periodontal defects was initiated in the United States in 1998 and patient enrollment was completed in 2000. Analysis of the clinical data will commence after all patients have reached their follow-up point of one-year post treatment during the second half of 2001. In 1999, the Company began to enroll patients for the first United States investigational device exemption (IDE) study for OP-1 in a spine indication. Enrollment was completed in the first quarter of 2001. Based on preliminary results, the Company intends to seek approval to begin a pivotal clinical trial in the United States in the same indication.

Stryker owns the patents on its osteogenic protein technology and has exclusive worldwide rights under those patents to develop, market and sell OP-1 for treatment, repair or replacement of bone and joint tissue. Curis, Inc. has an exclusive license to the technology for use in other applications. Stryker and Curis, Inc. are obligated to pay royalties to the other on its sales of OP-l based products.

The Company has a royalty-free cross-license agreement with Genetics Institute, Inc., a wholly owned subsidiary of American Home Products Corporation, which holds patents covering a molecule different from OP-1 that may produce similar effects and is conducting pilot and pivotal clinical trials of its molecule in similar indications on a global basis. The agreement will enable Stryker to commercialize OP-1 unencumbered by patent litigation with this competitor. Others also are attempting to develop osteogenic proteins and bioresorbable carriers for the treatment, repair or replacement of bone and joint tissue. These other companies have filed and obtained patents in the U.S. and elsewhere claiming such compounds and methods of making them and using them and may in the future file and obtain other such patents. The Company can provide no assurance that it will not need a license under one or more of those patents to further expand the OP-1 program or whether such licenses will be available.

The purchase of the manufacturing rights, facilities and process development effort for the Company's OP-1 bone growth device in November 1998 ended the research and development agreements Stryker had with Curis, Inc. and its predecessor, Creative BioMolecules, Inc., since 1985.

During 1998, the Company entered into an exclusive collaboration agreement with the Musculoskeletal Transplant Foundation (MTF) to develop combination OP-1 and allograft products. Combinations of OP-1 and allograft may have added clinical value in indications such as spine fusions in the future. A feasibility pilot study was initiated in 2000 in the United States for a combined OP-1 and allograft product for interbody spinal fusion at a single investigational site.

MARKETING

In the United States, most of the Company's products are marketed directly to more than 6,000 hospitals, and to doctors and other health care facilities, by approximately 1,500 sales and marketing personnel. Stryker maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

Approximately 71% of the Company's domestic revenues in 2000 were accounted for by sales to hospital cooperative buying groups and other large national accounts and 1% by sales to the Veterans Administration and other hospitals operated by the Federal government.

International sales accounted for 38% of total revenues in 2000. The Company's products are sold in over 100 foreign countries, through more than 630 local dealers and direct sales efforts. Local dealer support and direct sales are coordinated by approximately 1,500 sales and marketing personnel. Stryker distributes its products through sales subsidiaries and branches with offices located in Australia, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Romania, South Africa, Spain, Sweden, Switzerland and the United Kingdom. Stryker exports products to dealers and to customers in China, the CIS (former Soviet Union), India, Italy, Korea, Latin America, Malaysia, the Middle East, Singapore and Taiwan. Additional information regarding the Company's foreign and domestic operations and sales appears in "Note 11--Segment and Geographic Data" on pages 48 through 50 of this report.

The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

COMPETITION

The Company is one of four leading competitors in the U.S. market for orthopaedic reconstructive products, the others being J&J DePuy Orthopedics (a subsidiary of Johnson & Johnson), Zimmer, USA Inc. (a subsidiary of Bristol-Myers, Squibb, Inc.) and Biomet, Inc. While competition abroad varies from area to area, the Company believes it is also a leading factor in the international markets, with these same companies, along with Sulzer Medica being its principal competitors.

In the trauma market, Stryker is one of four market leaders with the principal competitors being Synthes-Stratec, Smith & Nephew Richards (a division of Smith & Nephew PLC) and J&J DePuy Orthopedics (a subsidiary of Johnson & Johnson).

In the spinal implant market, the Company is one of five market leaders with the principal competitors being Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy AcroMed (a subsidiary of Johnson & Johnson), Synthes-Stratec and Spine-Tech (a subsidiary of Sulzer Medica).

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

In the craniomaxillofacial market, Stryker is one of three market leaders, with the principal competitors being Synthes-Stratec and Walter Lorenz (a subsidiary of Biomet, Inc.).

The Company is a new participant in the surgical navigation market with the five principal competitors being Medtronic Surgical Navigation Technologies (a division of Medtronic, Inc.), BrainLAB Inc., Radionics, Inc. (a subsidiary of Tyco International Ltd.), Surgical Navigation Network Inc. (a division of Cedara Software Corporation) and Visualization Technology Inc.

The Company's primary competitor in the hospital bed market is Hill-Rom (a division of Hillenbrand Industries). In the specialty stretcher market, the primary competitors are Hausted, Inc. (a subsidiary of Steris Corporation), Hill-Rom and Midmark Hospital Products Group (a subsidiary of OMI, Inc.). In the ambulance cot market, Ferno-Washington is the Company's primary competitor.

In the outpatient physical and occupational rehabilitation market, the Company's primary competitors are independent therapist-owned practices and hospital-based services, in addition to other national rehabilitation companies, including HealthSouth Corporation and NovaCare Rehabilitation (a division of Select Medical Corporation).

The Company believes that several companies are engaged in the research and development of morphogenic proteins for the repair of hard and soft tissues that would compete with the Company's OP-1 Implant, including Genetics Institute, Inc. (a subsidiary of American Home Products Corporation), which has completed human clinical trials of a recombinant bone morphogenetic protein (rhBMP-2) for repair of orthopaedic and other skeletal defects. The Company believes that based on the results of these studies Genetics Institute has filed a PMA in the United States for the indication of tibial fresh fractures. It is expected that a partner of Genetics Institute in the spine field, Medtronic Sofamor Danek, will file a PMA for the use of rhBMP-2 in an interbody fusion cage. A number of other companies currently provide various other therapies, including allografts, bone fillers and electrical stimulation devices for the treatment, repair or replacement of bone and joint tissue. The Company believes that its OP-1 Implant, which is currently in clinical trials, would ultimately compete with these products and traditional therapies, such as autografts.

The principal factors that the Company believes differentiate its products in these highly competitive markets and enable it to compete effectively are innovative products, reliability, service and reputation. The Company is not able to predict the effect that continuing efforts to reduce health care expenses generally and hospital costs in particular will have on the future sales of its products or its competitive position. (See "Regulation and Product Quality.") The Company believes that its competitive position in the future will depend to a large degree upon the new products and improvements in existing products it is able to develop. While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or attribute of a product represents a unique design or process. Patent or trademark protection of such products restricts competitors from duplicating these unique product designs and features. Stryker seeks to obtain patent protection whenever possible on its products. The Company currently has approximately 580 U.S. patents and 930 foreign patents.

MANUFACTURING AND SOURCES OF SUPPLY

The Company's manufacturing processes consist primarily of precision machining, metal fabrication and assembly operations and the forging and investment casting of cobalt chrome and finishing of cobalt chrome and titanium. Approximately 11% of the Company's cost of sales in 2000 represented finished products that were purchased complete from outside suppliers. The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components, and uses outside sources for certain finishing operations, such as plating, hardening and coating of machined components and sterilization of certain products. The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys. In all, purchases from outside sources were approximately 30% of the total cost of sales in 2000.

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

REGULATION AND PRODUCT QUALITY

The Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, the Safe Medical Devices Act of 1990, and regulations issued or proposed thereunder, provide for regulation by the FDA of the design, manufacture and marketing of medical devices, including most of the Company's products.

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

Stryker also is subject to the laws that govern the manufacture and distribution of medical devices of each country in which the Company manufactures or sells products. The member states of the European Union ("EU") have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain Community European ("CE") marks for their products. Stryker has authorization to apply the CE mark to its hip, knee, upper extremity, spinal implant and trauma products, and its Endoscopy, Instruments, Leibinger and Medical Division products. The Company's OP-1 Implant has been considered a drug under the regulations for Europe, Australia and Japan.

Government agencies and legislative bodies in the United States and other countries are considering various proposals designed to hold down increases in health care costs. It is impossible to predict at this time the long-term impact of such cost containment measures on the Company's future business.

EMPLOYEES

At December 31, 2000, the Company had 12,084 employees worldwide, including 4,644 involved in manufacturing, warehousing and distribution operations, 3,024 in marketing and sales, 737 in research, development and engineering, 2,344 providing physical, occupational and speech therapy and the balance in general management and administration. Approximately 1,450 employees are covered by collective bargaining agreements. Labor agreements covering approximately 460 domestic employees expire in August 2002 and labor agreements covering approximately 990 international employees are updated annually. The Company believes that its employee relations are satisfactory.

ITEM 2.	PROPERTIES

The Company has the following properties:

		Square	Owned/
Facility	Location	Feet	Leased

Manufacturing, warehousing and
distribution facilities for	Rutherford, New Jersey	179,000	Owned
orthopaedic implant business	Mahwah, New Jersey	167,000	Leased
and administrative offices	Allendale, New Jersey	146,000	Leased
for Howmedica Osteonics:	Rutherford, New Jersey	49,000	Leased

Manufacturing, warehousing and
distribution facility for surgical
instruments products and administrative	Portage, Michigan	249,000	Owned
offices for Stryker Instruments division:	Kalamazoo, Michigan	18,000	Leased

Manufacturing facilities for trauma
products and administrative offices	Kiel, Germany	134,000	Owned
for Stryker Trauma GmbH:	Kiel, Germany	60,000	Leased

Manufacturing, warehousing and
distribution facilities for beds,
stretchers and furniture and	Portage, Michigan	161,000	Owned
administrative offices for Stryker	Kalamazoo, Michigan	86,000	Owned
Medical division:	Kalamazoo, Michigan	4,000	Leased

Manufacturing, warehousing and
distribution facilities for hip and
knee products and administrative
offices for Howmedica International
S. de R.L.:	Limerick, Ireland	110,000	Owned

Manufacturing, warehousing and
distribution facilities for endoscopy
business and administrative offices	Santa Clara, California	110,000	Leased
of Stryker Endoscopy division:	El Cajon, California	8,000	Leased

Manufacturing, warehousing and
distribution facilities for	Freiburg, Germany	83,000	Owned
craniomaxillofacial surgery	Stetten, Germany	36,000	Owned
plate and screw systems and	Boulder, Colorado	18,000	Leased
image-guided surgery systems and	Portage, Michigan	15,000	Leased
administrative offices for Leibinger:	Springfield, Massachusetts	14,000	Leased

Manufacturing facility for surgical instruments,
endoscopy and Leibinger businesses:	Arroyo, Puerto Rico	129,000	Leased

		Square	Owned/
Facility	Location	Feet	Leased

Manufacturing facilities for hip and
knee products and administrative	Herouville, France	85,000	Owned
offices for Benoist Girard SAS:	Herouville, France	14,000	Leased

Manufacturing, warehousing and
distribution facility for trauma
and orthopaedic products and
administrative offices for Stryker
Trauma - Selzach AG:	Selzach, Switzerland	57,000	Owned

Manufacturing, warehousing and
distribution facility for beds
and furniture in Canada:	Quebec, Canada	69,000	Owned

Manufacturing, warehousing and
distribution facility for
surgical instruments products:	Carrigtwohill, Ireland	43,000	Owned

Manufacturing facility for trauma
products and administrative offices
for Stryker Trauma SA:	Geneva, Switzerland	42,000	Leased

Manufacturing, warehousing and
distribution facility for
orthopaedic implant business:	Carrigtwohill, Ireland	33,000	Owned

Manufacturing and warehousing facilities
for spinal implant products and	Bordeaux, France	28,000	Owned
administrative offices for Stryker Spine SA:	Bordeaux, France	33,000	Leased

	West Lebanon, New Hampshire	75,000	Owned
Manufacturing and research facilities	Hopkinton, Massachusetts	28,000	Leased
for OP-1 and administrative offices	Wilder, Vermont	9,000	Leased
for Stryker Biotech:	West Lebanon, New Hampshire	5,000	Leased

	Osaka, Japan	47,000	Owned
Warehousing and administrative offices for	Osaka, Japan	26,000	Leased
Stryker Japan:	Tokyo, Japan	20,000	Leased

266 physical therapy clinics located
throughout the United States:	United States	1,025,000	Leased

Domestic sales and administrative
offices throughout the United States:	United States	236,000	Leased

		Square	Owned/
Facility	Location	Feet	Leased

Sales, warehousing and
administrative offices	Europe	66,000	Owned
throughout Europe:	Europe	293,000	Leased

Sales branches including warehousing and sales	Japan	87,000	Owned
facilities throughout Japan:	Japan	29,000	Leased

Sales, warehousing and
administrative offices throughout
Asia, excluding Japan:	Asia	142,000	Leased

Sales, warehousing, distribution and
administrative offices for Stryker
Canada:	Burlington, Canada	27,000	Leased

Sales, warehousing and
administrative offices for Stryker
Latin America throughout Latin
America:	Latin America	32,000	Leased

Administrative offices for Physiotherapy
Associates Inc.:	Memphis, Tennessee	17,000	Owned

Administrative offices for
Stryker Corporation:	Kalamazoo, Michigan	30,000	Leased

ITEM 3.	LEGAL PROCEEDINGS

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

The Company's Common Stock is traded on the New York Stock Exchange under the symbol SYK. Prior to July 24, 1997, the Company's Common Stock was traded in the over-the-counter market on The Nasdaq Stock Market. Quarterly stock prices appear under the caption "Summary of Quarterly Data" on page 52 of this report and dividend information for the years ended December 31, 2000 and 1999 under the caption "Summary of Operations" on page 19 of this report. The Company's Board of Directors intends to consider a year-end cash dividend annually at its December meeting.

Stryker has restrictive covenants in its bank credit agreement that place limitations on increases in dividend payments and prohibit repurchases of Common Stock.

On February 28, 2001, there were 3,035 stockholders of record of the Company's Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The financial information for each of the five years in the period ended December 31, 2000 is set forth below (dollars in millions, except per share amounts):

SUMMARY OF OPERATIONS

	2000	1999	1998	1997	1996
Net sales	$2,289.4	$2,103.7	$1,103.2	$980.1	$910.1
Cost of sales:
Before inventory step-up	815.2	791.5	464.3	397.7	392.4
Inventory step-up	--	198.2	7.8	--	--
Total cost of sales	815.2	989.7	472.1	397.7	392.4
Gross profit	1,474.2	1,114.0	631.1	582.4	517.7

Research, development and engineering expenses	122.2	105.2	61.0	56.9	56.9
Selling, general and administrative expenses	885.6	808.4	373.6	334.3	326.6
Purchased research and development	--	--	83.3	--	7.5
Acquisition-related, restructuring and special charges (credits)	(1.0)	18.9	19.0	--	34.3
Gain on patent judgment	--	--	--	--	(61.1)
	1,006.8	932.5	536.9	391.2	364.2

Other expense (income)	132.5	151.7	3.3	(4.1)	(12.6)
Earnings before income taxes	334.9	29.8	90.9	195.3	166.1
Income taxes	113.9	10.4	30.9	70.0	61.6
Net earnings	$221.0	$19.4	$60.0	$125.3	$104.5
	====	=====	=====	====	====
Net earnings per share of common stock: (a)
Basic	$1.13	$ .10	$ .31	$.65	$.54
Diluted	$1.10	$ .10	$ .31	$.64	$.53

Dividend per share of common stock (a)	$.08	$ .065	$ .06	$ .055	$ .05

Average number of shares outstanding - in millions (a)
Basic	195.1	193.8	192.6	192.5	193.7
Diluted	201.1	198.6	196.3	196.3	196.9

(a) Adjusted for the two-for-one stock splits effective June 10, 1996 and May 12, 2000.

FINANCIAL AND STATISTICAL DATA

	2000	1999	1998	1997	1996
Cash and marketable securities	54.0	83.5	138.6	351.1	367.6
Working capital	379.6	440.8	666.2	433.7	501.8
Current ratio	1.6	1.7	2.0	2.4	3.0
Property, plant and equipment - net	378.1	391.5	429.5	163.9	172.3
Capital expenditures	80.7	76.4	51.3	35.2	26.7
Depreciation and amortization	168.6	162.8	53.2	49.5	34.7
Total assets	2,430.8	2,580.5	2,875.4	985.1	993.5
Long-term debt, including current maturities	1,012.5	1,287.4	1,503.0	78.1	93.9
Stockholders' equity	854.9	671.5	672.6	612.8	530.4
Return on average equity	29.0%	2.9%	9.3%	21.9%	21.2%
Net cash provided by operating activities	331.8	284.0	154.5	91.9	204.3
Number of stockholders of record	2,904	2,929	3,061	3,127	3,306
Number of employees	12,084	10,925	10,974	5,691	5,274

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales			Percentage Change
	2000	1999	1998	2000/99	1999/98
Net sales	100.0%	100.0%	100.0%	9%	91%
Cost of sales:
Before inventory step-up	35.6	37.6	42.1	3	70
Inventory step-up	--	9.4	0.7	--	--
Total cost of sales	35.6	47.0	42.8	(18)	110
Gross profit	64.4	53.0	57.2	32	77
Research, development and engineering expenses	5.3	5.0	5.5	16	72
Selling, general and administrative expenses	38.7	38.4	33.9	10	116
Purchased research and development	--	--	7.6	--	--
Acquisition-related and restructuring charges (credits)	--	0.9	1.7	--	(1)
Other expense (income)	5.8	7.2	0.3	(13)	--
Earnings before income taxes	14.6	1.4	8.2	--	(67)
Income taxes	5.0	0.5	2.8	--	(66)
Net earnings	9.7%	0.9%	5.4%	--	(68)
	==	==	==

The table below sets forth domestic/international and product line sales information:

	Net Sales (in millions)				Percentage Change
				Pro Forma			1999/Pro
	2000	1999	1998	1998 (a)	2000/99	1999/98	Forma 98
Domestic/international sales
Domestic	$1,408.2	$1,228.4	$728.9	$1,098.6	15%	69%	12%
International	881.2	875.3	374.3	807.0	1	134	8
Total net sales	$2,289.4	$2,103.7	$1,103.2	$1,905.6	9	91	10
	======	======	======	======

Product line sales
Orthopaedic Implants	$1,313.0	$1,248.2	$409.6	$1,111.5	5	205	12
MedSurg Equipment	829.1	733.5	577.8	678.3	13	27	8
Physical Therapy Services	147.3	122.0	115.8	115.8	21	5	5
Total net sales	$2.289.4	$2,103.7	$1,103.2	$1,905.6	9	91	10
	======	======	======	======

(a) The pro forma sales information includes the sales of Howmedica, which was acquired on December 4, 1998, for a comparable period but does not necessarily reflect the consolidated sales that would have occurred had Stryker and
Howmedica operated as a combined entity during that period.

2000 Compared with 1999

Stryker Corporation's net sales increased 9% in 2000 to $2,289.4 million from $2,103.7 million in 1999. Net sales grew by 9% as a result of increased unit volume; 1% related to higher selling prices; and 1% as a result of acquired businesses. These increases were partially offset by a 2% decline due to changes in foreign currency exchange rates.

The Company's domestic sales increased 15% in 2000 compared with 1999. The domestic sales gain is a result of higher shipments of orthopaedic implants, powered surgical instruments, endoscopic equipment and hospital beds and stretchers, together with higher revenue from physical therapy services. International sales increased 1% for the year as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment. The impact of foreign currency comparisons on the dollar value of international sales was unfavorable by $43.0 million for the year. Sales of discontinued products in 1999 were $7.7 million. Excluding the impact of foreign currency and discontinued products, international sales increased 7% in 2000.

Worldwide sales of Orthopaedic Implants were $1,313.0 million for 2000, representing an increase of 5% as a result of higher shipments of reconstructive (hip, knee and shoulder), trauma and spinal implants. Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 8% in 2000. Worldwide sales of MedSurg Equipment were $829.1 million for 2000, representing an increase of 13% based on higher shipments of powered surgical instruments, endoscopic systems, hospital beds and stretchers and Leibinger craniomaxillofacial implants and image-guided surgical systems. Excluding the impact of foreign currency and discontinued products, sales of MedSurg Equipment increased 14% in 2000. Physical Therapy Services revenues were $147.3 million for 2000, representing an increase of 21% as a result of new physical therapy centers and higher revenues from existing centers.

Cost of sales represented 35.6% of sales compared with 47.0% in 1999. The higher cost of sales percentage in 1999 resulted from $198.2 million of additional nonrecurring cost of sales for inventory sold in 1999 that was stepped-up to fair value in connection with the acquisition of Howmedica, compared with no inventory step-up included in 2000 cost of sales. Excluding the nonrecurring cost of sales charges for inventory step-up, cost of sales would have declined from 37.6% of sales in 1999 to 35.6% in 2000. The decline is primarily the result of the realization of cost savings from cost reduction plans implemented at former Howmedica manufacturing plants and of slightly higher selling prices in 2000.

Research, development and engineering expenses increased 16% in 2000 and represented 5.3% of sales in 2000 compared with 5.0% in 1999. The increase in research, development and engineering spending in 2000 resulted from continued Company-wide focus on new product development. New product introductions in 2000 included Crossfire Highly Crosslinked Polyethylene for Howmedica implants, the Scorpio TS Revision Knee System, Stryker Instruments' TPS U2 drill, the Steri-Shield T4 Personal Protection System, the Stryker Navigation System, the Antigrade/Retrograde intramedullary nail, the OPUS spinal system, resorbable craniomaxillofacial plates and screws and, in certain international markets, Simplex P bone cement with Tobramycin.

Selling, general and administrative expenses increased 10% in 2000 and represented 38.7% of sales compared with 38.4% in 1999. Selling, general and administrative expenses as a percentage of sales were comparable in both years after considering the inclusion of $7.1 million in 2000 and $0.6 million in 1999 of discount expense related to the accounts receivable securitization program established in November 1999.

The Company recognized nonrecurring credits of $1.0 million in continuing operations relating to various acquisition-related and restructuring events in the fourth quarter of 2000 and recognized nonrecurring acquisition-related charges of $18.9 million in 1999. The 2000 acquisition-related and restructuring credits include the reversal of prior year restructuring accruals totaling $7.0 million, offset by charges totaling $6.0 million. The $7.0 million in credits includes $1.2 million related to the reorganization of Stryker's distribution channels associated with the acquisition of Howmedica and $2.7 million to reverse reserves for a distributor reorganization that was charged to operations in 1996. The credits also include $2.7 million related to a reduction in the expected costs to complete headcount reductions in Japan and $0.4 million to reverse a portion of loss reserves established for discontinued ophthalmology inventories sold on a contingent basis. Both of these credits represent the reversal of charges originally taken in connection with the 1999 reorganization of the Company's Japanese distribution operation and the discontinuance of distribution of ophthalmology products in Japan. The $6.0 million in 2000 restructuring charges includes a $4.0 million charge to cover severance costs for 95 employees, primarily in Europe. Approximately 10% of the planned workforce reductions were completed in December 2000, with the remaining reductions expected to be completed in 2001. The 2000 restructuring charges also include $1.4 million for asset write-offs, primarily for goodwill and inventory, and lease commitments associated with certain operations, principally in Europe, that were closed in the fourth quarter of 2000. The 2000 restructuring charges also include $0.6 million to terminate two small European distributors.

In 1999, the Company recognized nonrecurring acquisition-related charges of $18.9 million, consisting of $14.2 million to reorganize Stryker's Japanese distribution operation and to discontinue the distribution of ophthalmology products in Japan and $4.7 million to complete the reorganization of Stryker's distribution channels to accommodate the Howmedica integration.

Interest expense declined to $96.6 million in 2000 from $122.6 million in 1999, primarily as a result of lower outstanding debt balances. The increase in intangibles amortization to $34.7 million in 2000 from $33.9 million in 1999 relates primarily to business acquisitions during 2000. Other income declined from $4.8 million in 1999 to other expense of $1.2 million in 2000 primarily as a result of foreign currency transaction losses. The effective tax rate for 2000 was 34.0% compared with a 34.9% effective tax rate in 1999. The decrease in the rate from 1999 to 2000 is attributable to the mix of operating results among the tax jurisdictions.

Net earnings were $221.0 million (basic and diluted net earnings per share of $1.13 and $1.10, respectively) compared with $19.4 million (basic and diluted net earnings per share of $.10) in 1999. Excluding nonrecurring items in both years, net earnings in 2000 increased 37% to $220.3 million from $160.5 million in 1999; basic net earnings per share increased 36% to $1.13 in 2000 from $.83 in 1999; and diluted net earnings per share increased 36% to $1.10 in 2000 from $.81 in 1999.

1999 Compared with 1998

Stryker Corporation's net sales increased 91% in 1999 to $2,103.7 million from $1,103.2 million in 1998. Net sales increased $854.5 million, or 77%, as a result of the Howmedica acquisition. Net sales also grew by 9% as a result of increased unit volume; 3% related to higher selling prices from the conversion of distributors to direct sales; 2% as a result of other acquired businesses; and 1% due to changes in foreign currency exchange rates. These increases were partially offset by a 1% decline in selling prices.

Net sales on a pro forma basis increased 10% in 1999 compared with 1998. Increased unit volume generated a 7% sales increase. Net sales also increased 2% related to the conversion of certain portions of the Company's distribution networks to direct sales and 1% from changes in foreign currency exchange rates.

The Company's domestic sales increased 69% (12% on a pro forma basis) in 1999 compared with 1998. The domestic sales gain was a result of the Howmedica acquisition; higher shipments of orthopaedic implants, powered surgical instruments and endoscopic equipment; and increased revenue from physical therapy services. U.S. sales of Howmedica products in 1999 were $413.9 million, representing an increase of 6% over sales for 1998. Excluding a $17.1 million sales credit in 1998 for inventory repurchased from distributors, pro forma domestic sales increased 10% for the year. International sales increased 134% (8% on a pro forma basis) for the year as a result of the Howmedica acquisition and higher shipments of Stryker products. International sales of Howmedica products were $488.5 million in 1999, representing an increase of 7% over sales for the prior year. Foreign currency comparisons were favorable in 1999, adding $13.1 million ($12.9 million on a pro forma basis), or 3% (2% on a pro forma basis), to the dollar value of international sales.

Worldwide sales of Orthopaedic Implants were $1,248.2 million for 1999, representing an increase of 205% (12% on a pro forma basis) as a result of the Howmedica acquisition and higher shipments of reconstructive, trauma and spinal implants. Excluding the $17.1 million sales credit in the prior year, pro forma sales of Orthopaedic Implants increased 11% for the year. Worldwide sales of MedSurg Equipment were $733.5 million in 1999, representing an increase of 27% (8% on a pro forma basis) based on higher shipments of powered surgical instruments and endoscopic systems along with the Leibinger craniomaxillofacial product line acquired with Howmedica. Revenues from Physical Therapy Services increased 5% during the year as a result of the start-up of rehabilitative clinics, the acquisition of certain clinics and same-store revenue growth of 2%.

Cost of sales represented 47.0% of sales compared with 42.8% in 1998. The higher cost of sales percentage in 1999 resulted from $198.2 million of additional nonrecurring cost of sales for inventory sold in 1999 that was stepped-up to fair value in connection with the acquisition of Howmedica, compared with $7.8 million of inventory step-up included in 1998 cost of sales. Excluding the nonrecurring cost of sales charges for inventory step-up, cost of sales would have declined to 37.6% of sales in 1999 compared with 42.1% in 1998. The decline is primarily the result of a higher mix of Orthopaedic Implant sales as a result of the acquisition of Howmedica.

Research, development and engineering expenses increased 72% in 1999 and represented 5.0% of sales in 1999 compared with 5.5% in 1998. The increase in research, development and engineering spending in 1999 resulted from the acquisition of Howmedica and from the 1998 purchase of the manufacturing rights and facilities for OP-1. New product introductions in 1999 included Crossfire Highly Crosslinked Polyethylene for hip implants, the Secur-Fit Plus Hip Restoration System, the Duracon Total Stabilizer revision knee system, the Xia Spinal System, Stryker Instruments' PainPump, 12K Shaver System, 888 3-Chip Digital Camera, the Big Wheel stretcher and the Zoom Drive.

Selling, general and administrative expenses increased 116% in 1999 and represented 38.4% of sales in 1999 compared with 33.9% in 1998. The increase in selling, general and administrative expenses was the result of the acquisition of Howmedica, and the increase as a percent of sales reflected the higher mix of Orthopaedic Implant sales, which cost more to sell than the Company's other products.

The Company recognized nonrecurring acquisition-related charges in continuing operations of $18.9 million in 1999 and $116.3 million in 1998. The 1999 charges included $14.2 million to reorganize Stryker's Japanese distribution operation in order to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. The $14.2 million charge included $11.6 million of severance-related costs and $2.6 million to cover costs associated with the discontinuance of the ophthalmology product line. The 1999 charges also included $4.7 million to complete the reorganization of Stryker's distribution channels to accommodate the Howmedica integration. The cost of the conversions was based on contractual terms. In 1998 the Company recognized a charge of $83.3 million to operations for purchased research and development, $78.4 million related to the Howmedica acquisition and $4.9 million related to the acquisition of the OP-1 manufacturing rights and facilities. The Company also recorded 1998 charges of $21.8 million to reorganize Stryker distribution channels in order to accommodate the integration with Howmedica and $11.2 million in expensed transaction costs associated with the acquisition of Howmedica and of the manufacturing rights and facilities for OP-1.

The completion dates of the two significant acquired in-process research projects, which were in development by Howmedica at the time of the acquisition, have generally progressed according to plan. These projects relate to the development of a new spinal technology to be used in the treatment of spinal disorders and the development of an improved polyethylene to be used in hip and knee implants. The spinal project development is expected to be completed in 2002 as planned, but the timing of estimated future revenues is expected to be delayed due to clinical trial and regulatory approval requirements. The timing of estimated future revenues associated with the polyethylene project was slightly delayed due to the leveraging of the technology acquired from Howmedica with technology previously existing in the Company. The integration of the two technologies was completed in the second half of 2000 with the introduction of Crossfire Highly Crosslinked Polyethylene for Howmedica implants.

Interest expense increased to $122.6 million in 1999 from $12.2 million in 1998 due to the borrowing of approximately $1,500.0 million to fund the Howmedica acquisition. The increase in intangibles amortization to $33.9 million in 1999 from $7.6 million in 1998 relates primarily to the Howmedica acquisition. Other income declined to $4.8 million in 1999 from $16.5 million in the prior year due to lower interest income. The effective tax rate for 1999 was 34.9% compared with a 34.0% effective tax rate in 1998. The increase in the rate from 1998 to 1999 was attributable to the mix of operating results among the tax jurisdictions.

Net earnings were $19.4 million (basic and diluted net earnings per share of $.10) compared with $60.0 million (basic and diluted net earnings per share of $.31) in 1998, a decrease of 68%. Excluding nonrecurring charges in both years, net earnings in 1999 increased 13% to $160.5 million from $141.9 million in 1998; basic net earnings per share increased 12% to $.83 in 1999 from $.74 in 1998; and diluted net earnings per share increased 13% to $.81 in 1999 from $.72 in 1998.

Liquidity and Capital Resources

The Company's working capital at December 31, 2000 decreased $61.2 million to $379.6 million from $440.8 million at December 31, 1999. The working capital decrease is primarily due to the use of cash and the sale of an additional $30.3 million of domestic accounts receivable under a securitization facility established in November 1999, along with cash earnings, to reduce total debt by $274.9 million. Accounts receivable days sales outstanding, excluding the effect of the securitization program, decreased seven days to 69 days at the end of 2000 from 76 days at December 31, 1999. The lower days sales outstanding at December 31, 2000 is the result of a decrease in the aging of certain U.S. accounts receivable. Days sales in inventory decreased to 166 days at December 31, 2000 from 174 days at December 31, 1999.

The Company generated cash of $331.8 million from operations in 2000 compared with $284.0 million in 1999. The generation of cash in 2000 is the result of strong cash earnings (net earnings plus noncash adjustments) plus $30.3 million in proceeds from the accounts receivable securitization program and an increase in accrued expenses. These increases were partially offset by increases in accounts receivable, inventories and deferred charges, payments of $37.4 million attributable to acquisition-related and restructuring charges and acquisition purchase liabilities, and a decrease in accounts payable. In 2000, the Company used cash of $80.7 million for capital expenditures, $24.5 million for business acquisitions and $12.7 million for the payment of dividends. The Company also borrowed an additional $209.9 million under the existing credit facilities to fund cash flow needs at various times during 2000 and made repayments of $463.3 million against the credit facilities in 2000. Total debt declined by $274.9 million during 2000.

In November 1999, the Company established a securitization facility under which certain domestic accounts receivable are sold on an ongoing basis to a special-purpose subsidiary which in turn may sell up to a $130.0 million undivided percentage ownership interest in such receivables to a third party. The accounts receivable securitization facility was established to reduce the Company's overall cost of borrowing. The accounts receivable securitization facility provided $30.3 million of proceeds during 2000, with the program-to-date proceeds totaling $127.3 million as of December 31, 2000. The proceeds were used to reduce the Company's long-term debt.

The Company had $54.0 million in cash and cash equivalents at December 31, 2000. The Company also had outstanding borrowings totaling $1,012.5 million at that date. Current maturities of long-term debt at December 31, 2000 are $136.0 million and will increase to $156.9 million in 2002 and $195.3 million in 2003. The Company believes its cash on hand as well as anticipated cash flows from operations will be sufficient to fund future operating and capital requirements, payment of a working capital adjustment to the purchase price of the Howmedica acquisition and required debt repayments. Should additional funds be required, the Company had $294.1 million of additional borrowing capacity available under existing credit facilities at December 31, 2000.

Other Matters

The Company finalized its plan to integrate Howmedica and Stryker in 1999. As the integration plan evolved and was implemented during 1999, the Company made certain adjustments to the purchase liabilities recorded in the preliminary purchase price allocation. These adjustments resulted in net increases of $13.1 million to goodwill recorded in connection with the acquisition. The additional purchase liabilities recorded in connection with the acquisition of Howmedica totaled $126.5 million. At December 31, 2000, there were $12.0 million in additional purchase liabilities remaining to be paid out. The Company anticipates that approximately one-half of these obligations will be paid in 2001. Certain obligations, such as those related to lease commitments for facility closures, will result in payments extending to as late as 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manufactures its products in the United States, France, Germany, Ireland, Switzerland, Canada and Puerto Rico and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Japanese yen and European currencies, in particular the euro and the British pound. When the U.S. dollar strengthens against foreign currencies, the dollar value of foreign currency sales declines and the relative cost of U.S.-sourced product increases, thereby decreasing gross margins. When the U.S. dollar weakens, the opposite situation occurs.

The Company enters into forward foreign exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in foreign currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. These foreign currency exposures principally relate to intercompany payables arising from intercompany purchases of manufactured products. The periods of the forward foreign exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of the foreign-currency-denominated transactions.

At December 31, 2000, the Company had outstanding forward foreign exchange contracts to purchase $82.7 million and sell $33.8 million of various currencies (principally U.S. dollars and euros) with maturities principally ranging from 30 to 90 days. At December 31, 1999, the Company also had outstanding forward foreign exchange contracts to purchase $31.1 million and sell $47.3 million of various currencies (principally U.S. dollars) with maturities ranging from 30 to 180 days.

The estimated fair value of foreign currency contracts represents the measurement of the contracts at month-end spot rates as adjusted for amortized forward points. At December 31, 2000 and 1999, the difference between fair values and contract amounts was not material. A hypothetical 10% change in exchange rates for these currencies would change the 2000 fair value by approximately $1.6 million and would have changed the 1999 fair value by approximately $7.0 million.

The Company's exposure to market risk for changes in interest rates relates to its borrowings. The Company manages its interest rate risk on its borrowings through interest rate swap agreements, which have fixed the base rate on a $600.0 million notional amount of the $1,012.5 million of variable borrowings outstanding at December 31, 2000. If market interest rates for similar borrowings average 1% more in 2001 than they did in 2000, the Company's interest expense, after considering the effects of its interest rate swaps, would increase, and earnings before income taxes would decrease by $3.9 million. By comparison, if market interest rates average 1% less in 2001 than they did during 2000, the Company's interest expense, after considering the effects of its interest rate swaps, would decrease, and earnings before income taxes would increase by $3.9 million. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements without any actions by management to mitigate its exposure to such changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
STRYKER CORPORATION AND SUBSIDIARIES
(in millions, except per share amounts)

	December 31
ASSETS	2000	1999
Current Assets
Cash and cash equivalents	$54.0	$80.0
Marketable debt securities	--	3.5
Accounts receivable, less allowance of $28.8 ($28.3 in 1999)	343.7	377.7
Inventories	392.1	386.1
Deferred income taxes	168.7	227.0
Prepaid expenses and other current assets	38.5	36.1
Total current assets	997.0	1,110.4

Property, Plant and Equipment
Land, buildings and improvements	211.9	219.1
Machinery and equipment	444.0	394.0
	655.9	613.1
Less allowance for depreciation	277.8	221.6
	378.1	391.5
Other Assets
Goodwill, less accumulated amortization of $40.3 ($26.4 in 1999)	470.6	516.9
Other intangibles, less accumulated amortization of $53.2 ($31.6 in 1999)	368.7	382.0
Deferred charges, less accumulated amortization of $154.1 ($112.8 in 1999)	99.3	92.6
Deferred income taxes	84.0	42.7
Other	33.1	44.4
	1,055.7	1,078.6
	$2,430.8	$2,580.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$94.1	$110.4
Accrued compensation	115.2	102.0
Acquisition-related reorganization reserves and liabilities	56.8	138.0
Income taxes	33.6	47.1
Accrued expenses and other liabilities	181.7	165.8
Current maturities of long-term debt	136.0	106.3
Total current liabilities	617.4	669.6

Long-Term Debt, Excluding Current Maturities	876.5	1,181.1
Other Liabilities	82.0	58.3
Stockholders' Equity
Common stock, $.10 par value:
Authorized--500.0 shares
Outstanding--195.9 shares (194.4 in 1999)	19.6	19.4
Additional paid-in capital	64.3	27.1
Retained earnings	873.4	668.1
Accumulated other comprehensive loss	(102.4)	(43.1)
Total stockholders' equity	854.9	671.5
	$2,430.8	$2,580.5

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS
STRYKER CORPORATION AND SUBSIDIARIES
(in millions, except per share amounts)

	Years ended December 31
	2000	1999	1998

Net sales	$2,289.4	$2,103.7	$1,103.2
Cost of sales	815.2	989.7	472.1
Gross profit	1,474.2	1,114.0	631.1

Research, development and engineering expenses	122.2	105.2	61.0
Selling, general and administrative expenses	885.6	808.4	373.6
Purchased research and development	--	--	83.3
Acquisition-related and restructuring charges (credits)	(1.0)	18.9	19.0
	1,006.8	932.5	536.9
Other expense (income):
Interest expense	96.6	122.6	12.2
Intangibles amortization	34.7	33.9	7.6
Other	1.2	(4.8)	(16.5)
Earnings before income taxes	132.5	151.7	3.3
Income taxes	334.9	29.8	90.9
Net earnings	113.9	10.4	30.9
	$221.0	$19.4	$60.0
	====	===	===
Net earnings per share of common stock:
Basic	$1.13	$.10	$.31
Diluted	$1.10	$.10	$.31

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
STRYKER CORPORATION AND SUBSIDIARIES
(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 1998	$9.6	--	$613.0	($9.8)	$612.8
Adjusted for May 12, 2000 stock split (see Note 7)	9.7	($9.7)	--	--	--
Balances at January 1, 1998 as restated	19.3	(9.7)	613.0	(9.8)	612.8
Net earnings for 1998	--	--	60.0	--	60.0
Unrealized gains on securities of $0.9 ($0.3 net
of tax) net of reclassification adjustment for
gains included in net earnings	--	--	--	0.4	0.4
Foreign currency translation adjustments	--	--	--	0.4	0.4
Comprehensive earnings for 1998	--	--	--	--	60.8
Issuance of 0.8 shares of common stock under
stock option and benefit plans, including
$1.2 income tax benefit	0.1	6.7	--	--	6.8
Common stock issued in business acquisitions	--	3.8	--	--	3.8
Cash dividend declared of $.06 per share of
common stock	--	--	(11.6)	--	(11.6)
Balances at December 31, 1998	19.4	0.8	661.4	(9.0)	672.6
Net earnings for 1999	--	--	19.4	--	19.4
Unrealized losses on securities of $0.4, net of
$0.1 income tax benefit	--	--	--	(0.3)	(0.3)
Foreign currency translation adjustments	--	--	--	(33.8)	(33.8)
Comprehensive loss for 1999	--	--	--	--	(14.7)
Issuance of 0.6 shares of common stock under
stock option and benefit plans, including
$3.8 income tax benefit	--	7.2	--	--	7.2
Common stock issued in business acquisitions	--	19.1	--	--	19.1
Cash dividend declared of $.065 per share of
common stock	--	--	(12.7)	--	(12.7)
Balances at December 31, 1999	19.4	27.1	668.1	(43.1)	671.5
Net earnings for 2000	--	--	221.0	--	221.0
Unrealized losses on securities of $0.4 (net of
$0.1 income tax benefit) net of reclassification
adjustment for gains included in net earnings	--	--	--	(0.5)	(0.5)
Foreign currency translation adjustments	--	--	--	(58.8)	(58.8)
Comprehensive earnings for 2000	--	--	--	--	161.7
Issuance of 1.1 shares of common stock under
stock option and benefit plans, including
$13.8 income tax benefit	0.1	17.5	--	--	17.6
Common stock issued in business acquisitions	0.1	19.7	--	--	19.8
Cash dividend declared of $.08 per share of
common stock	--	--	(15.7)	--	(15.7)
Balances at December 31, 2000	$19.6	$64.3	$873.4	($102.4)	$854.9
	===	===	====	====	====

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
STRYKER CORPORATION AND SUBSIDIARIES
(in millions)

	Years Ended December 31
	2000	1999	1998
OPERATING ACTIVITIES
Net earnings	$221.0	$19.4	$60.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	74.7	67.8	30.0
Amortization	93.9	95.0	23.2
Sales of inventory stepped-up to fair value at acquisition	--	198.2	7.8
Write-off of purchased research and development	--	--	83.3
Acquisition-related and restructuring charges (credits)	(1.0)	18.9	19.0
Payments of acquisition-related and restructuring charge liabilities	(7.3)	(23.2)	(7.7)
Provision for losses on accounts receivable	7.2	15.0	2.6
Deferred income taxes (credit)	28.7	(48.6)	(33.9)
Other	8.0	7.5	(2.1)
Changes in operating assets and liabilities, net of
effects of business acquisitions:
Proceeds from accounts receivable securitization	30.3	112.7	--
Accounts receivable	(24.6)	(81.6)	(10.1)
Inventories	(20.2)	14.7	(30.2)
Deferred charges	(68.2)	(62.0)	(18.8)
Accounts payable	(15.2)	(31.6)	15.8
Payments of acquisition purchase liabilities	(30.1)	(79.3)	(1.9)
Accrued expenses	49.3	45.0	21.1
Income taxes	(7.1)	(1.9)	(2.5)
Other	(7.6)	18.0	(1.1)
Net cash provided by operating activities	331.8	284.0	154.5

INVESTING ACTIVITIES
Business acquisitions, net of cash acquired	(24.5)	(14.6)	(1,694.7)
Proceeds from sales of property, plant and equipment	4.8	0.2	--
Purchases of property, plant and equipment	(80.7)	(76.4)	(51.3)
Purchases of marketable securities	--	(5.0)	(233.8)
Sales and maturities of marketable securities	7.1	16.4	410.0
Net cash used in investing activities	(93.3)	(79.4)	(1,569.8)

FINANCING ACTIVITIES
Proceeds from borrowings	209.9	81.9	1,553.9
Payments on borrowings	(463.3)	(304.3)	(170.6)
Dividends paid	(12.7)	(11.6)	(10.6)
Proceeds from exercise of stock options	14.2	7.2	6.8
Other	(6.8)	(3.8)	7.3
Net cash provided by (used in) financing activities	(258.7)	(230.6)	1,386.8
Effect of exchange rate changes on cash and cash equivalents	(5.8)	(15.3)	(4.2)
Decrease in cash and cash equivalents	(26.0)	(41.3)	(32.7)
Cash and cash equivalents at beginning of year	80.0	121.3	154.0
Cash and cash equivalents at end of year	$54.0	$80.0	$121.3
	===	===	====

See accompanying Notes to Consolidated Financial Statements.

________________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STRYKER CORPORATION AND SUBSIDIARIES

December 31, 2000

(in millions, except per share amounts)
__________________________________________________________________________________________

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

SHIPPING AND HANDLING COSTS: Costs incurred related to shipment and handling of products are included in cost of sales.

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

The Company's investments are stated at fair value based on quoted market prices. Interest, dividends and realized gains and losses on the sale of cash equivalents and the equity and debt securities are included in other expense (income). Adjustments to fair value of the equity and debt securities, which are classified as available-for-sale, are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in stockholders' equity. Adjustments to other investments, which are classified as trading, are recorded as offsets to the related changes in liabilities under deferred compensation arrangements.

ACCOUNTS RECEIVABLE SECURITIZATION: In November 1999, the Company established an accounts receivable securitization facility pursuant to which certain subsidiaries of the Company sell on an ongoing basis all of their domestic receivables to Stryker Funding Corporation, a wholly owned special-purpose subsidiary of the Company, which in turn may sell up to an aggregate of a $130.0 undivided percentage ownership interest in such receivables to a multiseller commercial paper conduit administered by a bank. Creditors of Stryker Funding Corporation have a claim to its assets before any equity becomes available to the Company.

The amounts of accounts receivable sold to Stryker Funding Corporation totaled $127.3 and $97.0 at December 31, 2000 and 1999, respectively, and are reflected in the balance sheet as reductions of accounts receivable. The amount of receivables sold is subject to change monthly, based on the level of defined eligible receivables less contractual reserves. The Company's retained interest in accounts receivable administered by Stryker Funding Corporation, which represents an overcollateralization of the undivided interest sold, totaled $55.6 and $94.0 at December 31, 2000 and 1999, respectively. Costs associated with the securitization facility, including the conduit's financing cost of issuing its commercial paper, were $7.1 in 2000 and $0.6 in 1999 and are included in selling, general and administrative expenses.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost for approximately 89% (90% in 1999) of inventories is determined using the lower of first-in, first-out (FIFO) cost or market. Cost for certain domestic inventories is determined using the last-in, first-out (LIFO) cost method. The FIFO cost for all inventories approximates replacement cost.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line or declining-balance methods over the estimated useful lives of 3 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill and other intangible assets represent the excess of purchase price over fair value of tangible net assets of acquired businesses. Goodwill is amortized on a straight-line basis over 10 to 40 years (weighted average life of 32 years). Other intangible assets include developed technology, which is amortized on a straight-line basis over 20 years, and customer base (which reflects expected continued customer patronage), trademarks, trade names, patents and assembled work force, which are amortized on a straight-line basis over 5 to 35 years (weighted average life of 18 years for other intangible assets).

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

DEFERRED CHARGES: Deferred charges represent the net book value of loaner instruments for surgical implants provided to customers by the Company. These instruments are amortized on a straight-line basis over periods ranging from one to three years. Amortization expenses for instruments are included in selling, general and administrative expenses.

DEFERRED LOAN COSTS: Deferred loan costs associated with the Company's Senior Secured Credit Facilities are being amortized over the terms of the related debt using the effective-interest method. Deferred loan costs are classified in other assets and had a net book value of $13.1 and $21.3 at December 31, 2000 and 1999, respectively. Amortization expenses for deferred loan costs are included in interest expense and were $8.2 in 2000, $7.4 in 1999 and $0.4 in 1998.

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

Interest rate differentials to be paid or received as a result of interest rate swaps are accrued and recognized as an adjustment of interest expense related to the designated debt. Foreign currency forward contracts, which are principally used to mitigate the effects of changes in foreign currency exchange rates on intercompany financial activity, are recorded in the balance sheet with realized gains and losses included in the measurement and recording of the transactions.

STOCK OPTIONS: The Company follows Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

COMPREHENSIVE GAIN (LOSS): The components of accumulated other comprehensive gain (loss) are as follows:

		Foreign	Accumulated
	Unrealized	Currency	Other
	Losses on	Translation	Comprehensive
	Securities	Adjustments	Loss
Balances at December 31, 1998	--	($9.0)	($9.0)
Other comprehensive loss for 1999	($0.3)	(33.8)	(34.1)
Balances at December 31, 1999	(0.3)	(42.8)	(43.1)
Other comprehensive loss for 2000	(0.5)	(58.8)	(59.3)
Balances at December 31, 2000	($0.8)	($101.6)	($102.4)
	===	====	====

NEW ACCOUNTING STANDARDS NOT YET ADOPTED: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statements No. 137 and No. 138, issued in June 1999 and June 2000, respectively, amended the original Statement. The Statements require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value must be immediately recognized in earnings. The Company is required to adopt Statement No. 133, as amended, beginning in the first quarter of 2001. Upon adoption on January 1, 2001, the Company will recognize a gain from the cumulative effect of an accounting change of $3.5 in accumulated other comprehensive gain (loss).

2.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The following is a summary of the Company's investments:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
At December 31, 2000:
Equity securities	$2.6	--	($1.3)	$1.3
Other investments	7.4	--	--	7.4
Total	$10.0	--	($1.3)	$8.7
	===	===	===	===

At December 31, 1999:
Debt securities	$3.5	--	--	$3.5
Equity securities	4.5	$0.8	($1.4)	3.9
Other investments	6.0	--	--	6.0
Total	$14.0	$0.8	($1.4)	$13.4
	===	===	===	===

Gross realized gains on sales of the Company's investments totaled $7.2, $2.5 and $2.6 in 2000, 1999 and 1998, respectively, and gross realized losses totaled $3.9, $0.1 and $1.1 in 2000, 1999 and 1998, respectively.

Interest income, which is included in other income, totaled $4.1 in 2000, $4.2 in 1999 and $16.5 in 1998.

The Company enters into forward foreign exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in foreign currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. These foreign currency exposures principally relate to intercompany payables arising from intercompany purchases of manufactured products. The periods of the forward foreign exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of the foreign-currency-denominated transactions.

At December 31, 2000, the Company had outstanding forward foreign exchange contracts to purchase $82.7 and sell $33.8 of various currencies (principally U.S. dollars and euros) with maturities principally ranging from 30 to 90 days. At December 31, 1999, the Company also had outstanding forward foreign exchange contracts to purchase $31.1 and sell $47.3 of various currencies (principally U.S. dollars) with maturities ranging from 30 to 180 days. The estimated fair value of foreign currency contracts represents the measurement of the contracts at month-end spot rates as adjusted for amortized forward points. At December 31, 2000 and 1999, the difference between fair values and contract amounts was not material.

The Company manages its interest rate risk on its borrowings through the purchase of interest rate swap agreements, which have fixed the base rate on a $600.0 notional amount of the $1,012.5 of variable borrowings outstanding at December 31, 2000. Under the agreements, the Company has fixed the base rate on a $600.0 notional amount of the U.S.-dollar-denominated borrowings at an average rate of 5.4%. The interest rate swaps mature over various terms ranging from September 2001 through December 2003. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. The Company would have received $3.5 and $24.1 at December 31, 2000 and December 31, 1999, respectively, to terminate the agreements.

3.	INVENTORIES

Inventories are summarized as follows:

	December 31
	2000	1999
Finished goods	$290.6	$276.7
Work-in-process	49.7	58.9
Raw material	58.8	57.8
FIFO cost	399.1	393.4
Less LIFO reserve	7.0	7.3
	$392.1	$386.1
	====	====

4.	BUSINESS ACQUISITIONS

In October 2000, the Company acquired the intellectual property rights and certain other assets associated with the sale of its Stryker PainPump products in the United States, Canada and Mexico from McKinley Medical LLP for cash of $8.4. The Stryker PainPump is a pain management device used to aid postsurgical patient recovery. The acquisition was accounted for using the purchase method of accounting. Substantially all of the purchase price was allocated to patents, which are being amortized over nine years.

In August 2000, the Company completed the acquisition of Image Guided Technologies, Inc. (IGT) by merger for 0.3 shares of Stryker common stock with a value of $12.0. IGT manufactures three-dimensional optical measurement devices ("optical localizers") for anatomical image-display workstations used by physicians to perform image-guided surgery. The acquisition was accounted for using the purchase method of accounting. Intangible assets acquired, principally patents and goodwill, are being amortized over periods ranging from 10 to 15 years.

In June 2000, the Company acquired all of the outstanding common stock of Colorado Biomedical, Inc. by merger for 0.2 shares of Stryker common stock with a value of $7.8. Colorado Biomedical, Inc. manufactures the Colorado Micro Needle, which is used for precision electrosurgery in various surgical specialties. The acquisition was accounted for using the purchase method of accounting. Intangible assets acquired, principally patents and goodwill, are being amortized over periods ranging from 7 to 15 years.

In February 2000, the Company purchased the Neptune System product line, which is a medical waste management system used in hospital operating rooms. The acquisition was accounted for using the purchase method of accounting at a total cost of $10.0, of which $7.0 represents royalties to be paid over the following three years. Intangible assets acquired, principally patents, are being amortized over 15 years. The Company has the right to terminate the purchase agreement within a three-year period if the sales of the Neptune System do not meet certain levels. If the agreement is terminated, the Company will relinquish all of its rights to the patents. If the Company does not exercise its right to terminate the agreement at the end of three years, the Company will be required to pay additional royalties totaling a minimum amount of $30.4 over the following four years.

In February 2000, the Company acquired the remaining 50% interest in the patent rights for its Diapason spinal product line for cash of FFr 50.2 ($7.6). The acquired patents are being amortized over approximately nine years.

In November 1999, the Company acquired all of the outstanding common stock of InfoMedix Communications Corporation (now known as Stryker Communications Corporation), which develops, builds and sells video communications hardware and software that enables telecommunication of surgical images for medical education for cash of $1.2 and 0.2 shares of Stryker common stock ($9.4 value). The acquisition was accounted for using the purchase method of accounting. Substantially all of the purchase price for InfoMedix was allocated to goodwill, which is being amortized over 20 years.

In April 1999, the Company acquired the portion of the Japanese distributor of Leibinger products associated with the distribution of such products for cash of approximately $2.7. The entire purchase price was allocated to tangible assets acquired.

On December 4, 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc., for $1,650.0 in cash. Howmedica develops, manufactures and markets a wide range of specialty medical products utilized in the treatment of musculoskeletal disorders. Howmedica products include hip and knee implants for primary and revision surgery, bone cement, trauma systems used in bone repair, craniomaxillofacial fixation devices and specialty surgical equipment used in neurosurgery. The acquisition was funded with cash and cash equivalents and approximately $1,500.0 borrowed under $1,650.0 of credit facilities established in December 1998 (see Note 6).

The acquisition of Howmedica was accounted for using the purchase method of accounting. The results of operations for Howmedica are included in the Company's consolidated financial statements beginning December 5, 1998. The purchase price of $1,650.0 in cash plus an estimate for a contractually required adjustment, based on the increase in Howmedica's working capital since December 31, 1997, and liabilities assumed, was preliminarily allocated in December 1998 to the assets acquired, based on their estimated fair values at the date of acquisition. The purchase price allocation was finalized in the fourth quarter of 1999, except that the amount of the final working capital adjustment remained in dispute. A significant portion of the disputed working capital adjustment amount was determined in the fourth quarter of 2000, with $17.5 in potential additional purchase price remaining in dispute at December 31, 2000.

Based on the final purchase price allocation (as adjusted for determined working capital adjustment amounts), goodwill of $448.6 has been recorded by the Company in connection with the acquisition. Goodwill represents the excess of the purchase price and purchase liabilities over the fair value of net identifiable tangible and intangible assets acquired. Approximately $488.3 of the purchase price was allocated to identifiable intangible assets, including purchased research and development of $78.4, developed technology of $227.0, customer base of $141.8 and trademarks and assembled work force of $41.1. The purchased research and development was charged to operations during the fourth quarter of 1998.

The purchased research and development of $78.4 for the Howmedica acquisition was determined based on an independent valuation of Howmedica's research and development projects using information and assumptions provided by management. Among the in-process projects included in the valuation, two were considered significant. These projects relate to the development of a new spinal technology to be used in the treatment of spinal disorders and the development of an improved polyethylene to be used in hip and knee implants. The amount of purchased in-process research and development allocated to the spinal project was $50.7, and the amount allocated to the polyethylene project was $26.0. The estimated future revenues associated with the spinal project were deemed to be approximately 80% attributable to in-process research and development, based on technological progression towards completion. For the polyethylene project, future revenues were deemed to be approximately 75% attributable to in-process research and development, based on the same criterion. The spinal project development is expected to be completed in 2002 as planned, but the timing of estimated future revenues is expected to be delayed due to clinical trial and regulatory approval requirements. The timing of estimated future revenues associated with the polyethylene project was slightly delayed due to the leveraging of this technology with technology previously existing in the Company, the combination of which was completed in 2000 with the introduction of Crossfire Highly Crosslinked Polyethylene for Howmedica implants. All of the purchased research and development projects were valued using an income approach that employs the discounted cash flow method.

In connection with the final purchase price allocation, Howmedica inventories were stepped-up $207.5 to fair value. This step-up was charged off as additional nonrecurring cost of sales as the acquired inventory was sold. Cost of sales for 1999 and for the fourth quarter of 1998 were increased as a result of the step-up. These increases in cost of sales reduced pretax earnings for 1999 by $198.2 ($128.8 net of tax) and 1998 fourth quarter pretax earnings by $7.8 ($5.2 net of tax).

Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and Howmedica. In conjunction with the integration plan, the Company recorded additional purchase liabilities of $126.5 ($80.5 net of related tax benefits) that were included in the final acquisition cost allocation. The Company also incurred $37.7 in costs and charges related to the acquisition that were charged to operations during 1999 and 1998 (see Note 5).

During 1999, the Company finalized its purchase price allocation to reflect additional purchase liabilities relating to the Company's integration activities as the restructuring was implemented, as shown in the table below. The related increases and decreases in these additional purchase liabilities resulted in corresponding changes to goodwill associated with the acquisition of Howmedica.

The additional purchase liabilities include severance and related costs for Howmedica employees, the cost to convert Howmedica's distribution network to direct sales and the cost associated with Howmedica facility closures and contractual obligations. The severance and related costs are provided for workforce reductions covering approximately 1,250 Howmedica employees in the areas of general management, marketing, research and development, general administration and product manufacturing. The cost of the distributor conversions is based on negotiated contracts. The Howmedica facility closures include two facilities in Europe -- a leased facility used for centralized administrative functions such as finance, accounting and information systems and a leased facility used for centralized warehousing and distribution in Europe and certain other regions. The facility closures also include certain facilities in the United States -- a leased facility supporting administration, warehousing and distribution for Howmedica's craniomaxillofacial business in the United States and leased facilities supporting administration, marketing, research and development and a portion of the U.S. warehousing and distribution for Howmedica's orthopaedic implant business. The contractual obligations represent noncancelable commitments for third-party research and development related to projects that were not continued after the acquisition and purchase commitments for inventory related to discontinued Howmedica products.

Substantially all of the activities for which additional purchase liabilities are recorded were completed during 1999 and 2000. These activities include the conversion of Howmedica's distribution network to direct sales and the planned workforce reductions of Howmedica employees. Payments of distributor conversion obligations and severance and related costs are expected to be completed by the third quarter of 2001. The two Howmedica facilities in Europe and Howmedica's U.S. craniomaxillofacial facility were closed during 1999. The remaining leased facilities in the United States were closed during 2000, with the exception of one facility that is expected to be closed during 2001. Facility closure and contractual obligations include lease obligation payments that extend to 2008.

The following table provides a rollforward from December 4, 1998 (the date of the Howmedica acquisition) to December 31, 2000 of the additional purchase liabilities recorded in connection with the acquisition of Howmedica:

			Facility
	Severance		Closures &
	& Related	Distributor	Contractual
	Costs	Conversions	Obligations
Balances established at December 4, 1998	$70.4	$27.7	$13.1
Payments	(1.6)	--	(0.3)
Balances at December 31, 1998	68.8	27.7	12.8
Additions (reductions)	13.8	(1.4)	2.9
Payments	(57.1)	(18.5)	(3.7)
Foreign currency translation effects	(2.4)	--	1.3
Balances at December 31, 1999	23.1	7.8	13.3
Reductions	(0.1)	--	(0.4)
Payments	(20.1)	(4.2)	(5.8)
Foreign currency translation effects	(1.2)	--	(0.4)
Balances at December 31, 2000	$1.7	$3.6	$6.7
	===	===	===

The following unaudited pro forma financial information presents the combined results of operations of Stryker and Howmedica for 1998 as if the acquisition had occurred as of January 1, 1998, after giving effect to certain adjustments, including amortization of goodwill and intangible assets, increased interest expense on debt related to the acquisition, reduced interest income from cash utilized to complete the acquisition and the related tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Stryker and Howmedica operated as a combined entity during 1998.

Year ended December 31, 1998
(Unaudited)

Net sales	$1,905.6
Net earnings	107.2
Net earnings per share:
Basic	$.56
Diluted	$.55

The pro forma financial information presented above does not include nonrecurring charges for purchased research and development, the sale of inventory stepped-up to fair value at the date of acquisition and integration activities. These items are included in the actual results of operations for 1998. The pro forma financial information includes pretax costs of approximately $31.7, representing an allocation of certain Pfizer corporate and division overhead costs to Howmedica.

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

During 1998, the Company acquired additional shares of outstanding common stock of Matsumoto Medical Instruments, Inc., its Japanese distributor, thereby increasing its direct ownership to 83% at December 31, 1998. The additional shares were acquired for cash of $3.3 and 0.1 shares of Stryker common stock ($3.8 value). The acquisition of additional shares was accounted for using the purchase method. In January 1999, the Company acquired all of the remaining outstanding common stock of Matsumoto, increasing its direct ownership to 100%. The acquisition of these additional shares was completed for cash of $1.0 and 0.2 shares of Stryker common stock ($9.7 value).

The Company's Physiotherapy Associates, Inc. subsidiary has purchased a number of physical therapy clinic operations. The aggregate purchase price of these clinics in 2000, 1999 and 1998 was approximately $5.0, $2.2 and $2.6, respectively. Intangible assets acquired, principally employment contracts and goodwill, are being amortized over periods ranging from 1 to 15 years.

The use of shares of Stryker common stock in connection with certain of the acquisitions discussed above represents a noncash investing activity that is not reflected in the Consolidated Statements of Cash Flows. For all of the above acquisitions other than that of Howmedica, pro forma consolidated results would not differ significantly from reported results.

5.	ACQUISITION-RELATED AND RESTRUCTURING CHARGES

In 2000, 1999 and 1998, the Company recorded acquisition-related and restructuring pretax charges (credits) consisting of the following items:

	2000	1999	1998
Acquisition-related charges (credits):
Reorganization of distribution channels	($1.2)	$4.7	$21.8
Expensed transaction costs	--	--	11.2
	(1.2)	4.7	33.0
Less margin impact related to sales credits	--	--	14.0
Total acquisition-related charges (credits)	(1.2)	4.7	19.0
Restructuring charges (credits):
Reorganization of distribution channels	(2.1)	--	--
Severance and related costs	1.3	11.6	--
Discontinuance of product line	(0.4)	2.6	--
Other	1.4	--	--
Total restructuring charges	0.2	14.2	--
Total acquisition-related and restructuring charges (credits)	($1.0)	$18.9	$19.0
	==	==	==

The acquisition-related charges include $25.3 (credit of $1.2 in the fourth quarter of 2000 and charges of $4.7 in 1999 and $21.8 in 1998) for the reorganization of Stryker's distribution channels to accommodate the integration of the Howmedica sales force. The reorganization of Stryker's distribution channels encompasses the conversion of all remaining Osteonics distributors in the United States and certain distributors in Europe and the Pacific to direct sales in the form of branches or agents. These conversions provide the Company greater control over its distribution channels and facilitate the integration with the Howmedica organization. The Company believes that this action improves its ability to manage the sales and marketing of competing Stryker- and Howmedica-branded products within individual markets. The cost of the conversions is based on contractual terms.

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

The 2000 restructuring charges of $0.2 relate to various restructuring events in the fourth quarter of 2000. The credit of $2.1 related to reorganization of distribution channels reflects a charge of $0.6 to terminate two small European distributors, offset by a credit of $2.7 to reverse reserves for a distributor reorganization that was charged to operations in 1996. The delay in the use of the 1996 reserves occurred because the distributor is located in a country where Howmedica had a direct sales operation. The purchase of the Howmedica assets in this country was delayed because of the lengthy regulatory approval process there and was completed in 2000. After evaluating its business in this country, the Company decided not to terminate the distributor and reversed the previously recorded reserve.

Severance and related costs of $1.3 reflect charges of $4.0 offset by a credit of $2.7. The $4.0 charge covers severance costs for 95 employees, primarily in Europe. Approximately 10% of the planned workforce reductions were completed in December 2000, with the remaining reductions expected to be completed in 2001. The $2.7 credit relates to a reduction in the expected cost to complete the headcount reductions associated with the 1999 reorganization of the Company's Japanese distribution operations discussed below.

The $0.4 credit related to discontinuance of product line represents a reversal of a portion of the loss reserves established for discontinued ophthalmology inventories sold on a contingent basis in 1999 as described below. The other charges of $1.4 represent asset write-offs, primarily for goodwill and inventory, and lease commitments associated with certain operations, principally in Europe, that were closed in the fourth quarter of 2000.

The 1999 restructuring charges of $14.2 relate to the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. The charges include $11.6 to cover severance-related costs for approximately 110 employees and $2.6 for costs associated with the discontinuance of the ophthalmology product line. Planned workforce reductions covering approximately 80 employees have been completed. A portion of this reserve has been reversed in 2000, and the remaining headcount reductions are expected to be completed in 2001. The $2.6 in costs for the discontinuance of the ophthalmology product line was provided to cover obsolescence of remaining ophthalmology inventories, including loss reserves on certain remaining inventory sold on a contingent basis to a Japanese distribution company in 1999. The Company exited the ophthalmology business at the end of 1999. Net sales of ophthalmology products were $7.7 for 1999 and $11.8 for 1998.

The following table provides a rollforward of remaining liabilities associated with acquisition-related, restructuring and special pretax charges recorded by the Company in 2000, 1999, 1998 and 1996:

	Distributor	Severance &	Discontinuance
	Conversions	Related Costs	of Product Line	Other
Balance at January 1, 1998	$13.9	--	--	--
Additions recognized as charges in the 1998
Consolidated Statement of Earnings	7.8	--	--	--
Payments	(3.9)	--	--	--
Balance at December 31, 1998	17.8	--	--	--
Additions recognized as charges in the 1999
Consolidated Statement of Earnings	4.7	$11.6	$2.6
Payments	(9.1)	(8.5)	--	--
Inventory write-offs	--	--	(1.9)	--
Foreign currency translation effects	--	1.2	0.3	--
Balances at December 31, 1999	13.4	4.3	1.0	--
Additions (reductions) recognized as charges (credits)
in the 2000 Consolidated Statement of Earnings	(3.3)	1.3	(0.4)	$1.4
Payments	(6.8)	(0.5)	--	--
Asset write-offs	--	--	--	(1.0)
Foreign currency translation effects	0.1	(0.4)	(0.2)	0.1
Balances at December 31, 2000	$3.4	$4.7	$0.4	$0.5
	===	===	===	===

6.	BORROWINGS AND OTHER FINANCING ARRANGEMENTS

Long-term debt is as follows:

	December 31
	2000	1999
Term loans	$767.3	$1,013.4
Multi-currency loan	225.0	247.4
Other	20.2	26.6
	1,012.5	1,287.4
Less current maturities	136.0	106.3
	$876.5	$1,181.1
	====	=====

In December 1998, the Company entered into $1,650.0 of Senior Secured Credit Facilities in conjunction with the acquisition of Howmedica (see Note 4). The facilities provide for $1,150.0 in term loans, a six-year $250.0 U.S. revolving credit facility and a six-year $250.0 reducing multicurrency facility.

The term loans consist of three tranches. Tranche A provides for a six-year $575.0 term loan, Tranche B for a seven-year $290.0 term loan and Tranche C for an eight-year $285.0 term loan. The term loans bear interest at a base rate, as defined, plus an applicable margin ranging from 1.25% to 3.00%, depending on the leverage ratio of the Company. The six-year $250.0 U.S. revolving credit facility bears interest at a base rate, as defined, plus an applicable margin ranging from 1.25% to 2.25%, depending on the leverage ratio of the Company. The six-year, $250.0 reducing multicurrency facility provides borrowings in yen, euro, U.S. dollars and other negotiated currencies. Multicurrency borrowings bear interest at a base rate, as defined, plus an applicable margin ranging from 0.875% to 1.75%, depending on the leverage ratio of the Company. At December 31, 2000, the Company had borrowed yen 11,874.5 and euro 129.8. The yen borrowing acts as a hedge of the Company's net investment in Japan. As a result, adjustments made to the loan balance to reflect applicable currency exchange rates at December 31 are included within accumulated other comprehensive gain (loss) in stockholders' equity. In addition, the revolving credit facility and the multicurrency facility each require a commitment fee that ranges from 0.375% to 0.50% on the unused portion of the facility, depending on the leverage ratio of the Company. At December 31, 2000, the weighted average interest rate for all borrowings under the Senior Secured Credit Facilities was 7.76%.

The Company has fixed the base rate on a $600.0 notional amount of the U.S.-dollar-denominated borrowings at an average rate of 5.4% using interest rate swaps (see Note 2).

Borrowings under the credit facilities are guaranteed by certain of the Company's subsidiaries and are fully secured by a substantial portion of the assets of the Company and such subsidiaries. The credit agreement requires the Company to comply with certain financial and other covenants and places certain limitations on the amount of increases in dividend payments.

In November 2000, the Company entered into a financing arrangement which provides for the sale of future foreign currency revenues. As of December 31, 2000, the Company had committed to borrowings during 2001 in the cumulative principal amount of approximately $44.3. No borrowings were outstanding under this arrangement at December 31, 2000.

Maturities of debt for the four years succeeding 2001 are: 2002 - $156.9; 2003 - $195.3; 2004 - $233.6; and 2005 - $246.2.

The carrying amounts of the Company's long-term debt approximate their fair values, based on the quoted rates for similar types of borrowing agreements.

Interest paid on debt was $94.3 in 2000, $126.1 in 1999 and $12.2 in 1998 and approximates interest expense.

7.	CAPITAL STOCK

The Company has key employee and director stock option plans under which options are granted at a price not less than fair market value at the date of grant. The options are granted for periods of up to 10 years and become exercisable in varying installments. A summary of stock option activity follows:

		Weighted Average
	Shares	Exercise Price
Options outstanding at January 1, 1998	7.1	$ 8.88
Granted	3.8	19.30
Canceled	(2.4)	19.97
Exercised	(0.8)	4.26
Options outstanding at December 31, 1998	7.7	11.19
Granted	2.9	24.28
Canceled	(0.3)	19.90
Exercised	(0.6)	6.03
Options outstanding at December 31, 1999	9.7	15.18
Granted	2.8	32.45
Canceled	(0.2)	23.41
Exercised	(1.1)	7.42
Options outstanding at December 31, 2000	11.2	$20.19
	===

Price range $5.59 - $10.00	1.5	$ 6.24
Price range $10.01 - $20.00	4.3	14.47
Price range $20.01 - $30.00	2.6	24.25
Price range $30.01 - $45.19	2.8	32.46
Options outstanding at December 31, 2000	11.2	$20.19
	===

Shares reserved for future grants were 13.0 and 15.6 at December 31, 2000 and 1999, respectively.

Exercise prices for options outstanding as of December 31, 2000 ranged from $5.59 to $45.19. A summary of shares exercisable follows:

		Weighted Average
	Shares	Exercise Price
Price range $5.59 - $10.00	1.5	$ 6.24
Price range $10.01 - $20.00	2.4	13.78
Price range $20.01 - $30.00	0.5	24.22
Shares exercisable at December 31, 2000	4.4	$12.48
	==

The Company follows APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Earnings for options issued under Company stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and net earnings per share would have been as follows:

	2000	1999	1998
Net earnings
As reported	$221.0	$19.4	$60.0
Pro forma	211.1	13.7	57.5

Basic net earnings per share
As reported	$1.13	$.10	$.31
Pro forma	$1.08	$.07	$.30

Diluted net earnings per share
As reported	$1.10	$.10	$.31
Pro forma	$1.05	$.07	$.29

The weighted average per share fair value of options granted during 2000, 1999 and 1998, estimated on the date of grant using the Black-Scholes option pricing model, was $14.82, $11.68 and $8.22, respectively. The fair value of options granted is estimated on the date of grant using the following assumptions:

	2000	1999	1998
Risk-free interest rate	5.17%	6.46%	4.75%
Expected dividend yield	0.26%	0.29%	0.30%
Expected stock price volatility	37.0%	38.0%	37.6%
Expected option life	6.5 years	6.4 years	6.4 years

On April 19, 2000, the Company's stockholders approved an amendment to the Company's Restated Articles of Incorporation to increase its authorized shares of common stock to 500.0 from 150.0.

On April 19, 2000, the Company's Board of Directors approved a two-for-one stock split effective May 12, 2000 for stockholders of record on May 1, 2000.

All share and per share data have been adjusted to reflect the increase in authorized shares and the stock split as though they had occurred at the beginning of the periods presented.

The Company has 0.5 authorized shares of $1 par value preferred stock, none of which are outstanding.

8.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share:

	2000	1999	1998
Net earnings	$221.0	$19.4	$60.0
	====	===	===
Weighted-average shares outstanding for basic net
earnings per share	195.1	193.8	192.6
Effect of dilutive employee stock options	6.0	4.8	3.7
Adjusted weighted-average shares outstanding
for diluted net earnings per share	201.1	198.6	196.3
	====	===	===
Basic net earnings per share	$1.13	$.10	$.31
Diluted net earnings per share	$1.10	$.10	$.31

9.	RETIREMENT PLANS

Certain of the Company's subsidiaries have defined benefit plans covering some or all of their employees. A summary of the information related to all of the Company's defined benefit plans is as follows:

	December 31
	2000	1999
Change in benefit obligation:
Benefit obligation at beginning of year	$67.6	$69.8
Service cost	3.8	4.5
Interest cost	3.9	3.9
Foreign exchange impact	(3.6)	(5.2)
Employee contributions	0.4	0.6
Plan amendments	2.4	2.7
Actuarial and curtailment gains	(0.2)	(3.0)
Benefits paid	(3.0)	(5.7)
Benefit obligation at end of year	71.3	67.6
Change in plan assets:
Fair value of plan assets at beginning of year	60.9	59.6
Actual return	1.5	7.9
Employer contributions	2.5	2.3
Employee contributions	0.4	0.6
Foreign exchange impact	(2.5)	(3.8)
Benefits paid	(3.0)	(5.7)
Fair value of plan assets at end of year	59.8	60.9
Amount underfunded	(11.5)	(6.7)
Unrecognized net actuarial gain	(7.6)	(10.5)
Unrecognized transition amount	0.8	1.1
Unrecognized prior service cost	2.6	2.2
Accrued benefit cost	($15.7)	($13.9)
	===	===

Amounts recognized in balance sheet:
Prepaid benefit cost		$1.9
Accrued benefit liability	($15.7)	(15.8)
Net amount recognized	($15.7)	($13.9)
	===	===

Weighted-average assumptions as of December 31:
Discount rate	6.2%	6.0%
Expected return on plan assets	6.6%	6.6%
Rate of compensation increase	3.2%	3.2%

	2000	1999	1998
Components of net periodic benefit cost:
Service cost	$3.8	$4.5	$0.9
Interest cost	3.9	3.9	0.4
Expected return on plan assets	(3.9)	(3.9)	(0.3)
Amortization of transition amounts and
prior service cost	0.3	0.2	(0.1)
Recognized actuarial gain	(0.2)	(0.3)	--
Net periodic benefit cost	$3.9	$4.4	$0.9
	==	==	==

At December 31, 2000, defined benefit plans with plan assets in excess of benefit obligations had plan assets totaling $23.4 and benefit obligations totaling $20.9, and defined benefit plans with benefit obligations in excess of plan assets had plan assets totaling $36.4 and benefit obligations totaling $50.4.

Retirement plan expense under the Company's profit sharing and defined contribution retirement plans totaled $32.7 in 2000, $31.9 in 1999 and $14.3 in 1998. A portion of the Company's retirement plan expenses was funded with Stryker common stock totaling $3.1 in 2000, $2.0 in 1999 and $1.7 in 1998. The use of Stryker common stock represents a noncash investing activity that is not reflected in the Consolidated Statements of Cash Flows.

10.	INCOME TAXES

Earnings before income taxes consist of the following:

	2000	1999	1998
United States operations	$197.4	$40.5	$66.9
Foreign operations	137.5	(10.7)	24.0
	$334.9	$29.8	$90.9
	====	===	===

The components of the provision for income taxes follow:

	2000	1999	1998
Current:
Federal	$44.8	$38.1	$56.9
State, including Puerto Rico	10.1	3.8	8.6
Foreign (credit)	30.3	17.2	(0.7)
	85.2	59.1	64.8
Deferred tax expense (credit)	28.7	(48.7)	(33.9)
	$113.9	$10.4	$30.9
	====	===	===

A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate follows:

	2000	1999	1998
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State taxes, less effect of federal deduction	1.7	10.7	3.4
Tax benefit relating to operations in Ireland and Puerto Rico	(6.9)	(30.5)	(5.7)
Earnings of Foreign Sales Corporation	(2.2)	(12.0)	(5.1)
Nondeductible permanent differences and
purchased research and development	3.8	18.6	6.6
Tax benefit relating to foreign tax credit	(2.2)	(11.9)	--
Foreign income taxes at rates different from the
U.S. statutory rate	7.0	27.6	(1.3)
Other	(2.2)	(2.6)	1.1
	34.0%	34.9%	34.0%
	===	===	===

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant temporary differences, which comprise the Company's deferred tax assets and liabilities, is as follows:

	December 31
	2000	1999
Deferred tax assets:
Inventories	$95.1	$96.5
Accounts receivable and other assets	11.9	8.0
Other accrued expenses	36.7	90.8
Depreciation and amortization	43.0	21.7
State taxes	7.1	5.4
Net operating loss carryforwards	38.4	34.0
Other	20.5	13.3
Total deferred tax assets	252.7	269.7
Deferred tax liabilities:
Depreciation and amortization	(45.5)	(22.7)
Other accrued expenses	(4.6)	(18.6)
Other	(7.7)	(13.8)
Total deferred tax liabilities	(57.8)	(55.1)
Total net deferred tax assets	$194.9	$214.6
	====	====

Net operating loss carryforwards totaling approximately $105.9 at December 31, 2000 are available to reduce future taxable earnings of certain foreign subsidiaries. A significant portion of these carryforwards may be carried forward indefinitely.

Deferred tax assets and liabilities are included in the Consolidated Balance Sheets as follows:

	December 31
	2000	1999
Current assets -- Deferred income taxes	$168.7	$227.0
Noncurrent assets -- Deferred income taxes	84.0	42.7
Current liabilities -- Accrued expenses and other liabilities	(7.3)	(22.5)
Noncurrent liabilities -- Other liabilities	(50.5)	(32.6)
Total net deferred tax assets	$194.9	$214.6
	====	====

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings ($363.6 at December 31, 2000) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Total income taxes paid were $75.3 in 2000, $69.4 in 1999 and $56.2 in 1998.

11.	SEGMENT AND GEOGRAPHIC DATA

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment sells orthopaedic reconstructive products such as hip, knee, shoulder and spinal implants and trauma-related products. The MedSurg Equipment segment sells powered surgical instruments, endoscopic systems, medical video imaging equipment and patient care and handling equipment. Other includes Physical Therapy Services and corporate administration, interest expense and interest income.

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

Sales and other financial information by business segment follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Year ended December 31, 2000
Net sales	$1,313.0	$829.1	$147.3	$2,289.4
Interest income	--	--	4.1	4.1
Interest expense	--	--	96.6	96.6
Depreciation and amortization expense	132.8	29.6	6.2	168.6
Acquisition-related and
restructuring charges (credits)	(1.8)	0.5	0.3	(1.0)
Income taxes (credit)	112.7	50.5	(49.3)	113.9
Segment net earnings (loss)	174.1	103.4	(56.5)	221.0
Total assets	1,739.1	588.2	103.5	2,430.8
Capital expenditures	56.5	19.1	5.1	80.7
Year ended December 31, 1999
Net sales	1,248.2	733.5	122.0	2,103.7
Interest income	--	--	4.2	4.2
Interest expense	--	--	122.6	122.6
Depreciation and amortization expense	128.2	29.1	5.5	162.8
Additional cost of sales for inventory
stepped-up to fair value	170.6	27.6	--	198.2
Acquisition-related and
restructuring charges	9.5	9.4	--	18.9
Income taxes (credit)	43.9	21.8	(55.3)	10.4
Segment net earnings (loss)	30.8	68.0	(79.4)	19.4
Total assets	1,916.5	559.1	104.9	2,580.5
Capital expenditures	48.3	23.5	4.6	76.4
Year ended December 31, 1998
Net sales	409.6	577.8	115.8	1,103.2
Interest income	--	--	16.5	16.5
Interest expense	--	--	12.2	12.2
Depreciation and amortization expense	32.2	16.1	4.9	53.2
Additional cost of sales for inventory
stepped-up to fair value	7.3	0.5	--	7.8
Additional cost of sales for inventory
repurchased from distributors	14.0	--	--	14.0
Purchased research and development	83.3	--	--	83.3
Acquisition-related and
restructuring charges	7.8	--	11.2	19.0
Income taxes (credit)	(1.0)	33.6	(1.7)	30.9
Segment net earnings (loss)	0.2	68.8	(9.0)	60.0
Total assets	2,147.3	601.4	126.7	2,875.4
Capital expenditures	21.9	23.9	5.5	51.3

The Company's area of operations outside of the United States, Japan and Europe principally includes the Pacific, Canada, Latin America and the Middle East. Geographic information follows:

	Net Sales	Long-Lived Assets
Year ended December 31, 2000
United States	$1,408.2	$715.4
Europe	380.5	472.9
Japan	280.1	119.3
Other foreign countries	220.6	42.2
	$2,289.4	$1,349.8
	=====	=====
Year ended December 31, 1999
United States	$1,228.4	$746.7
Europe	416.8	498.5
Japan	266.7	143.1
Other foreign countries	191.8	39.1
	$2,103.7	$1,427.4
	=====	=====
Year ended December 31, 1998
United States	$728.9	$827.0
Europe	135.3	541.5
Japan	131.3	141.6
Other foreign countries	107.7	32.7
	$1,103.2	$1,542.8
	=====	=====

Gains (losses) on foreign currency transactions, which are included in other expense (income), totaled ($4.6), $1.0 and ($2.1) in 2000, 1999 and 1998, respectively.

12.	LEASES

The Company leases various manufacturing and office facilities and equipment under operating leases. Future minimum lease commitments under these leases are as follows:

2001	$25.9
2002	27.9
2003	22.0
2004	86.4
2005	6.7
Thereafter	4.1
$173.0
====

Rent expense totaled $42.2 in 2000, $42.3 in 1999 and $32.7 in 1998.

In December 1999, the Company entered into a five-year lease for a new office, manufacturing and distribution facility to be built in the United States. Under the lease, up to $70.0 will be funded by the lessor to complete the facility. Payments under the lease, which will commence in 2002, will be based on LIBOR plus an applicable margin ranging from 1.25% to 2.25% applied to the estimated cost of the facility. The Company has an option to renew the lease for an additional five-year period subject to certain conditions. If at the end of the lease term the Company does not purchase the property, the Company guarantees a residual value to the lessor of up to the lessor's net investment in the property.

13.	CONTINGENCIES

The Company is involved in various claims and legal actions arising in the normal course of business. The Company does not anticipate material losses as a result of these actions beyond amounts already provided in the accompanying financial statements.

SUMMARY OF QUARTERLY DATA
STRYKER CORPORATION AND SUBSIDIARIES
(Unaudited)
(in millions, except per share data)

	2000 Quarter Ended				1999 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31 (a)	June 30	Sept. 30	Dec. 31

Net Sales	$562.1	$566.5	$548.4	$612.4	$522.4	$523.3	$498.9	$559.1

Gross profit	360.5	363.5	353.7	396.5	255.8	260.2	255.9	342.1

Earnings (loss) before
income taxes	78.5	79.8	75.8	100.8	(31.5)	(6.2)	0.2	67.3

Net earnings (loss)	51.8	52.7	50.0	66.5	(20.8)	(3.7)	0.1	43.8

Net earnings (loss) per
share of common stock:
Basic	.27	.27	.26	.34	(.11)	(.02)	.00	.23
Diluted	.26	.26	.25	.33	(.11)	(.02)	.00	.22

Market price of common stock:
High	40.66	45.00	50.00	57.75	31.25	32.91	34.38	36.63
Low	24.39	31.13	38.63	38.50	22.22	23.88	24.94	24.31

The price quotations reported above were supplied by the New York Stock Exchange.

(a)

In the first quarter of 1999 the Company recorded a charge of $19.7 for the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan.

Report of Independent Auditors

The Board of Directors and Stockholders of Stryker Corporation:

We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan
January 31, 2001

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company appearing under the caption "Election of Directors" in the 2001 proxy statement is incorporated herein by reference.

Information regarding the executive officers of the Company appears below. All officers are elected annually. Reported ages are as of January 31, 2001.

John W. Brown, age 66, has been Chairman of the Board since January 1981, and President and Chief Executive Officer of the Company since February 1977. He is also a director of Lunar Corporation, a medical products company, National City Corporation, a bank, Arthur D. Little, Inc., an international management consulting company, the Advanced Medical Technology Association, the American Business Conference, an association of mid-size growth companies, and the Food and Drug Law Institute.

J. Patrick Anderson, age 51, was appointed Vice President of Business Development and Assistant to the Chairman upon joining the Company in September 1998. He had previously been Vice President of Business Development for Semasys Inc., a retail merchandising company, since 1994 and had held various management positions during eleven years of service to Proctor & Gamble.

Dean H. Bergy, age 41, was appointed Vice President, Finance in October 1998. Previously he was Vice President, Finance of the Stryker Medical division since October 1996 and Controller of the Company from June 1994. Prior to joining the Company in June 1994, he was a Senior Manager with Ernst & Young LLP.

Christopher F. Homrich, age 41, was appointed Treasurer upon joining the Company in April 1996. He had previously been Assistant Treasurer at Ingram Industries Inc., a privately held corporation with business activities including wholesale distribution of microcomputer products, books and video cassettes, inland marine transportation, oil and gas wellhead manufacturing and insurance, since June 1991.

Brian K. Hutchison, age 41, was appointed Vice President, Worldwide Product Development and Distribution in February 2001. Prior to his current assignment, he held the positions of Senior Vice President and Chief Operating Officer for Howmedica Osteonics from September 1999, Senior Vice President of Operations and Chief Financial Officer for Howmedica Osteonics from November 1998 and President of Stryker Medical from June 1995. He had previously held various management and finance positions since joining the Company in November 1989.

Stephen Si Johnson, age 44, was appointed Vice President of the Company in February 2000 and was appointed Group President, MedSurg in September 1999. He had previously been President of Stryker Instruments since 1995. After joining the Company in 1980 he has held various sales and marketing positions in the MedSurg Group and was appointed General Manager of Stryker Instruments in 1992 and Executive Vice President of Stryker Instruments in 1994.

William T. Laube, III, age 61, was appointed President of Stryker Pacific Limited in 1985 and has been a Vice President of the Company since March 1979. Since joining the Company in July 1975, he has held various international sales management positions .

James R. Lawson, age 56, was appointed President, Stryker Europe in February 2000 and has been a Vice President of the Company since July 1999. Upon joining the Company in December 1998, he served as Senior Vice President of Sales, Marketing and Product Development for Howmedica Osteonics and became President, Worldwide Business Development for Stryker Corporation in July 1999. Prior to the Howmedica acquisition, he was Senior Vice President, Sales and Customer Service of the Howmedica division of Pfizer Inc. since 1996. He had been associated with Howmedica for 29 years where he had also been a Sales Representative and owner of a Howmedica distributorship.

Edward B. Lipes, age 48, was appointed Group President of Howmedica Osteonics in November 1998 and has been a Vice President of the Company since May 1994. He held the position of President, Osteonics Corp. from August 1989 and President, Physiotherapy Associates, Inc. upon joining the Company in April 1988. He had previously spent ten years with Baxter International Inc. in manufacturing management and strategic planning. Prior to joining the Company, he was general manager of Baxter New Zealand Ltd.

Michael R. Mainelli, Jr., age 39, was appointed President, Stryker Spine in July 1999 and has been a Vice President of the Company since joining the Company in April 1996. Prior to his current assignment, he was President of Nippon Stryker K.K. since 1998 and Representative Director and President of Matsumoto Medical Instruments, Inc. since 1997. He had previously spent twelve years with General Electric Company in manufacturing, marketing, and product line management positions. Prior to joining the Company, he was most recently responsible for worldwide planning, development and marketing of magnetic resonance imaging products at GE Medical Systems.

Michael W. Rude, age 39, was appointed Vice President of Human Resources upon joining the Company in July 2000. He had previously been Vice President, Human Resources for the SCIMED Division of Boston Scientific Corporation since April 1996. Prior to his assignment at SCIMED he had held various Human Resources/Development positions.

David J. Simpson, age 54, was appointed Vice President, Chief Financial Officer and Secretary upon joining the Company in June 1987. He had previously been Vice President and Treasurer of Rexnord Inc., a manufacturer of industrial and aerospace products, since July 1985.

Thomas R. Winkel, age 48, was appointed Vice President of Administration of the Company in December 1998 and has been a Vice President of the Company since December 1984. He had previously been President of Stryker Americas/Middle East since March 1992 and Vice President, Administration since June 1987. Since joining the Company in October 1978, he has held various other positions, including Assistant Controller, Secretary and Controller.

Jeffrey R. Winter, age 42, was appointed Controller upon joining the Company in October 1996. He had previously been a Senior Manager at Ernst & Young LLP, since October 1991.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of the management of the Company appearing under the captions "Director Compensation" and "Executive Compensation" in the 2001 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions "Beneficial Ownership of More than 5% of the Outstanding Common Stock," "Beneficial Ownership of Management" and "Miscellaneous - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 proxy statement is incorporated herein by reference.

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

(ii)	Form of Amendment No. 1, dated October 22, 1998, to the Purchase Agreement - Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K dated December 22, 1998 (Commission File No. 0-9165).

Exhibit 3 -	Articles of Incorporation and By-Laws
(i)	Composite copy of Restated Articles of Incorporation as amended through April 19, 2000.

(ii)	By-Laws - Incorporated by reference to Exhibit 3(ii) to the Company's Form 10-Q for the quarter ended June 30, 1988 (Commission File No. 0-9165).

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

(iii)*	Description of bonus arrangements between the Company and certain officers, including Messrs. Brown, Johnson, Lawson, Lipes and Simpson.

Exhibit 11 -	Statement re: computation of per share earnings
(i)	Note 8 - "Earnings per Share" on page 44 of this report.

Exhibit 21 -	Subsidiaries of the registrant
(i)	List of Subsidiaries.

Exhibit 23 -	Consents of experts and counsel
(i)	Consent of Independent Auditors.

(b) Reports on Form 8-K - No reports on Form 8-K were required to be filed in the fourth quarter of 2000.

(c) Exhibits - Exhibit Index appears on page 62 of this report.

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

STRYKER CORPORATION

Date: 3/16/01	/s/ DAVID J. SIMPSON
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
John S. Lillard - Director

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 31, 2000

STRYKER CORPORATION
KALAMAZOO, MICHIGAN

FORM 10-K - ITEM 14(a)(1), (2) and (d).

STRYKER CORPORATION AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Stryker Corporation and subsidiaries and report of independent auditors are included in Item 8:

The following consolidated financial statement schedule of Stryker Corporation and subsidiaries is included in Item 14(d):

Schedule II - Valuation and qualifying accounts	61

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

STRYKER CORPORATION AND SUBSIDIARIES
Column A	Column B	Column C		Column D	Column E	Column F

		Additions		Deductions

	Balance	Charged	Charged to
	at	to	Other			Balance
	Beginning	Costs &	Accounts			at End
Description	of Period	Expenses	Describe (a)	Describe (b)	Describe (c)	of Period

DEDUCTED FROM ASSET ACCOUNTS

Allowance for Doubtful Accounts

Year ended December 31, 2000	$28.3	$7.2	$0.2	$6.5	$0.4	$28.8
	=====	=====	=====	=====	=====	=====
Year ended December 31, 1999	$21.6	$15.0		$6.4	$1.9	$28.3
	=====	=====		=====	=====	=====
Year ended December 31, 1998	$11.7	$2.6	$10.5	$3.2		$21.6
	=====	=====	=====	=====		=====

(a)  Increase resulting from acquisitions.
(b)  Uncollectible amounts written off, net of recoveries.
(c)  Effect of changes in foreign exchange rates.

FORM 10-K - ITEM 14(C).
STRYKER CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Page
Exhibit			No. *
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.
	(i)	Form of Stock and Asset Purchase Agreement, dated August 13, 1998.	**56

	(ii)	Form of Amendment No.1 to the Purchase Agreement, dated October 22, 1998.	**56

(3)	Articles of incorporation and by-laws.
	(i)	Composite copy of Restated Articles of Incorporation as amended through April 19, 2000.	63

	(ii)	By Laws.	**56

(4)	Instruments defining the rights of security holders, including indentures.
	(i)	Form of Amended and Restated Credit and Guaranty Agreement, dated June 15, 1999.	**57

(10)	Material contracts.
	(i)	1998 Stock Option Plan.	**57

	(ii)	Supplemental Savings and Retirement Plan (as Amended Effective January 1, 1996).	**57

	(iii)	Description of bonus arrangements between the Company and certain officers, including
		Messrs. Brown, Johnson, Lawson, Lipes and Simpson.	65

(11)	Statement re: computation of per share earnings.
	(i)	Note 8 - "Earnings per Share" on page 44 of this report.	44

(21)	Subsidiaries of the registrant.
	(i)	List of Subsidiaries.	65

(23)	Consents of experts and counsel.
	(i)	Consent of Independent Auditors.	67

*	Page number in sequential numbering system where such exhibit can be found, or it is stated that such exhibit is incorporated by reference.
**	Incorporated by reference in this Annual Report on Form 10-K.

Exhibit (3)(i)
Composite Copy

RESTATED ARTICLES OF INCORPORATION
OF
STRYKER CORPORATION
(As amended through April 19, 2000)

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

ARTICLE III

A.

The aggregate number of shares of all classes of stock which the corporation shall have authority to issue is 500,500,000 to be divided into two classes consisting of 500,000 shares of a class designated "Preferred Stock", of the par value of One Dollar ($1) per share, and 500,000,000 shares of a class designated "Common Stock", of the par value of Ten Cents ($.10) per share.

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

Unless the Board of Directors otherwise provides in the by the corporation, redemption or conversion, the shares of Preferred Stock shall revert to authorized but unissued shares and may be reissued as shares of any series of Preferred Stock.

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

ARTICLE V

The address of the current registered office is: 2725 Fairfield Road, Kalamazoo, Michigan 49002. The name of the current resident agent is David J. Simpson.

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

EXHIBIT (10)(iii)

DESCRIPTION OF BONUS ARRANGEMENTS

The Company has entered into bonus arrangements with certain executive officers for 2001, including Mr. Brown, Mr. Johnson, Mr. Lawson, Mr. Lipes and Mr. Simpson, based on specific performance criteria including sales, profits and asset management. The aggregate amount of such bonuses is not expected to exceed $5,000,000.

EXHIBIT (21)

STRYKER CORPORATION
LIST OF SUBSIDIARIES
As of March 15, 2001

State or Country
Name of Subsidiary	of Incorporation

Benoist Girard SAS	France
Colorado Biomedical, Inc.	Colorado
Comptoir Hospitalier Orthopedique et Chirurgical	France
Diagnostic Treatment Rehabilitation Clinic Limited	United Kingdom
Favro B.V.	The Netherlands
Howmedica International S. de R.L.	Panama
Howmedica Leibinger Inc.	Delaware
Howmedica Osteonics Corp.	New Jersey
Image Guided Technologies, Inc.	Colorado
Matsumoto Medical Instruments, Inc.	Japan
Mid-Atlantic Outpatient Rehab Network	Maryland
Nettrick Ltd.	Ireland
N.V. Stryker S.A.	Belgium
Osteo France SARL	France
Osteo Holding AG	Switzerland
Pficonprod Pty. Ltd.	Australia
Physiotherapy Associates, Inc.	Michigan

State or Country
Name of Subsidiary	of Incorporation

Physiotherapy Associates NRH Rehab	Maryland
Physiotherapy Associates UK Limited	United Kingdom
Physiotherapy Associates - Union Rehab, LLC	Maryland
R.S. Network, Inc.	Illinois
SMD Corporation	Michigan
Springfield Surgical Instruments, Inc.	Massachusetts
Stryker AB	Sweden
Stryker A/S	Denmark
Stryker Australia Pty. Ltd.	Australia
Stryker (Barbados) Foreign Sales Corporation	Barbados
Stryker Bertec Medical Inc.	Canada
Stryker Beteiligungs GmbH	Germany
Stryker Biotech B.V.	The Netherlands
Stryker Biotech France SARL	France
Stryker B.V.	The Netherlands
Stryker Canada Inc.	Canada
Stryker Canada LP	Canada
Stryker Capital B.V.	The Netherlands
Stryker Caribbean Corporation	Puerto Rico
Stryker China Limited	Hong Kong
Stryker Communications Corporation	Nevada
Stryker Corporation (Chile) y Compania Limitada	Chile
Stryker Corporation (Malaysia) Sdn. Bhd.	Malaysia
Stryker do Brazil Ltda.	Brazil
Stryker Far East, Inc.	Delaware
Stryker Finance B.V.	The Netherlands
Stryker France SA	France
Stryker Funding Corporation	Michigan
Stryker Hellas E.P.E.	Greece
Stryker Holdings B.V.	The Netherlands
Stryker Howmedica GmbH	Germany
Stryker-Howmedica Iberica, S.L.	Spain
Stryker IFSC Limited	Ireland
Stryker India Medical Equipment Private Limited	India
Stryker (India) Private Limited	India
Stryker International Inc.	Delaware
Stryker Ireland Limited	Ireland
Stryker Italia S.r.l.	Italy
Stryker Japan K.K.	Japan
Stryker Korea Ltd.	Korea
Stryker Leibinger GmbH & Co. KG	Germany
Stryker Medical B.V.	The Netherlands
Stryker Mexico, S.A. de C.V.	Mexico
Stryker Netherlands B.V.	The Netherlands
Stryker New Zealand Limited	New Zealand
Stryker Osteonics (PTY) LTD.	South Africa
Stryker Osteonics Romania S.r.l.	Romania
Stryker-Osteonics SA	Switzerland

State or Country
Name of Subsidiary	of Incorporation

Stryker Osterreich GmbH	Austria
Stryker Pacific Limited	Hong Kong
Stryker Polska Sp.z.o.o.	Poland
Stryker Portugal - Produtos Medicos Unipessoal, Lda.	Portugal
Stryker Puerto Rico Inc.	Delaware
Stryker SA	Switzerland
Stryker Sales Corporation	Michigan
Stryker Singapore Private Limited	Singapore
Stryker Spain Holding, S.L.	Spain
Stryker Spine SA	France
Stryker Technologies Corporation	Michigan
Stryker T.K.	Japan
Stryker Trauma GmbH	Germany
Stryker Trauma SA	Switzerland
Stryker Trauma - Selzach AG	Switzerland
Stryker UK Limited	United Kingdom

Stryker Corporation directly or indirectly owns 100% of the outstanding voting securities of each of the above-named subsidiaries.

Stryker Corporation effectively controls:

Physiotherapy Associates - Union Rehab, LLC	Maryland
R.S. Network, Inc.	Illinois
Stryker India Medical Equipment Private Limited	India

EXHIBIT (23)

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement Number 333-40334 on Form S-4 dated July 10, 2000, Registration Statement Number 333-78201 on Form S-8 dated May 7, 1999, Registration Statement Number 33-55662 on Form S-8 dated December 11, 1992, Registration Statement Number 33-32240 on Form S-8 dated November 20, 1989 and to the related prospectus for each of the registration statements of our report dated January 31, 2001, with respect to the consolidated financial statements and financial statement schedule included in this Annual Report (Form 10-K) of Stryker Corporation for the year ended December 31, 2000.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan
March 13, 2001