Form 10-Q
period 2001-03-31
STRYKER CORP
filed 2001-05-02
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

YES [X]      NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

196,123,177 shares of Common Stock, $.10 par value, as of April 30, 2001.

PART I. - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

STRYKER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share amounts)
(Unaudited)

	March 31	December 31
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$61.1	$54.0
Accounts receivable, less allowance of $29.9 (2000 - $28.8)	331.5	343.7
Inventories	409.5	392.1
Deferred income taxes	165.6	168.7
Prepaid expenses and other current assets	47.0	38.5
Total current assets	1,014.7	997.0
Property, plant and equipment, less allowance for depreciation of $287.4 (2000 - $277.8)	365.2	378.1
Other assets
Goodwill, less accumulated amortization of $46.4 (2000 - $40.3)	457.1	470.6
Other intangibles, less accumulated amortization of $58.2 (2000 - $53.2)	357.3	368.7
Deferred charges, less accumulated amortization of $164.1 (2000 - $154.1)	98.2	99.3
Other	112.5	117.1
	1,025.1	1,055.7
TOTAL ASSETS	$2,405.0	$2,430.8
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$107.4	$94.1
Accrued compensation	79.4	115.2
Acquisition-related reorganization reserves and liabilities	50.4	56.8
Income taxes	64.7	33.6
Accrued expenses and other liabilities	168.8	181.7
Current maturities of long-term debt	128.9	136.0
Total current liabilities	599.6	617.4
Long-term debt, excluding current maturities	831.2	876.5
Other liabilities	87.1	82.0
Stockholders' equity
Common stock, $.10 par value:
Authorized - 500.0 shares
Outstanding - 196.1 shares (2000 - 195.9)	19.6	19.6
Additional paid-in capital	68.6	64.3
Retained earnings	937.5	873.4
Accumulated other comprehensive loss	(138.6)	(102.4)
Total stockholders' equity	887.1	854.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,405.0	$2,430.8
	======	======

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31
	2001	2000
Net sales	$634.2	$562.1
Cost of sales	232.3	201.6
Gross profit	401.9	360.5

Research, development and engineering expenses	35.4	28.6
Selling, general and administrative expenses	243.4	218.6
	278.8	247.2
Other expense (income):
Interest expense	19.5	26.2
Intangibles amortization	9.9	8.2
Other	(2.0)	0.4
	27.4	34.8
Earnings before income taxes	95.7	78.5
Income taxes	31.6	26.7
Net earnings	$64.1	$51.8
	===	===
Net earnings per share of
common stock:
Basic	$0.33	$0.27
Diluted	$0.32	$0.26

Average shares outstanding for the period:
Basic	196.0	194.5
Diluted	202.6	199.6

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in millions, except per share amounts)
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2001	$19.6	$64.3	$873.4	($102.4)	$854.9

Cumulative effect of accounting change				3.5	3.5
Comprehensive gain (loss):
Net earnings			64.1		64.1
Net unrealized gains on securities				0.2	0.2
Net unrealized losses related to cash flow hedges				(11.5)	(11.5)
Foreign currency translation adjustments				(28.4)	(28.4)
Comprehensive gain for the three
months ended March 31, 2001					24.4
Issuance of 0.1 shares of common stock under
stock option and benefit plans,
including $0.8 income tax benefit		4.3			4.3
Balances at March 31, 2001	$19.6	$68.6	$937.5	($138.6)	$887.1
	===	===	====	=====	====

See accompanying Notes to Condensed Consolidated Financial Statements.

In 2000, the Company declared a cash dividend of eight cents per share to shareholders of record on December 29, 2000, payable on January 31, 2001. No cash dividends have been declared during 2001.

STRYKER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three Months Ended
	March 31
	2001	2000
OPERATING ACTIVITIES
Net earnings	$64.1	$51.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18.2	19.2
Amortization	24.2	21.2
Payments of restructuring and acquisition-related liabilities	(2.3)	(2.3)
Other	2.1	(1.2)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Proceeds from accounts receivable securitization	2.7	8.0
Accounts receivable	(3.9)	(7.5)
Inventories	(27.2)	(16.0)
Deferred charges	(16.3)	(16.7)
Accounts payable	15.1	(9.8)
Payments of acquisition purchase liabilities	(3.7)	(9.7)
Accrued expenses	(26.4)	(14.9)
Income taxes	38.2	18.0
Other	(10.2)	(11.8)
Net cash provided by operating activities	74.6	28.3

INVESTING ACTIVITIES
Proceeds from sales of property, plant and equipment	2.2	4.3
Purchases of property, plant and equipment	(16.7)	(15.4)
Sales and maturities of marketable securities		7.1
Business acquisitions, net of cash acquired	(2.5)	(11.1)
Net cash used in investing activities	(17.0)	(15.1)

FINANCING ACTIVITIES
Proceeds from borrowings	89.8	65.3
Payments on borrowings	(130.4)	(81.3)
Dividends paid	(15.7)	(12.6)
Proceeds from exercise of stock options	1.0	3.9
Other	(0.1)	(2.2)
Net cash used in financing activities	(55.4)	(26.9)
Effect of exchange rate changes on cash and cash equivalents	4.9	(1.6)
Increase (decrease) in cash and cash equivalents	$7.1	($15.3)
	=====	=====

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Amounts in millions, except per share amounts)
(Unaudited)
Note 1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income" in accounting for comprehensive income and its components. Other comprehensive gain for the three months ended March 31, 2000 was $23.4 million.

As of January 1, 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statements No. 137 and No. 138. The Statements require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings. The Company has entered into interest rate swap agreements that effectively convert a portion of its variable-rate debt to a fixed-rate basis for the next three years, thus reducing the impact of changes in interest rates on future interest expense. Approximately 63% of the Company's outstanding variable-rate debt has been hedged through the designation of interest rate swap agreements classified as cash flow hedges. Upon adoption of the Statements on January 1, 2001, the Company recognized a gain from the cumulative effect of an accounting change of $3.5 million in accumulated other comprehensive gain (loss) related to the interest rate swap agreements. The Company uses yen-denominated floating-rate debt to protect the value of its investment in its subsidiary in Japan. Realized and unrealized gains and losses from this hedge are not included in the Condensed Consolidated Statements of Earnings, but are recorded as foreign currency translation adjustments within accumulated other comprehensive gain (loss) in stockholders' equity. Net gains of $5.8 million attributable to the yen-denominated floating-rate debt hedge were recorded as foreign currency translation adjustments for the three months ended March 31, 2001. The Company uses foreign currency forward contracts and cross-currency swaps to mitigate effects of foreign currency exchange rate fluctuations on non-functional currency receivables and payables arising from intercompany financial activity. All foreign currency forward contracts and cross-currency swaps are marked-to-market with resulting gains (losses) included in other expense (income) in the Condensed Consolidated Statements of Earnings.

Note 2.	INVENTORIES

Inventories are as follows:

	March 31	December 31
	2001	2000
Finished goods	$314.8	$290.6
Work-in-process	43.3	49.7
Raw material	58.4	58.8
FIFO Cost	416.5	399.1
Less LIFO reserve	7.0	7.0
	$409.5	$392.1
	=====	=====

Note 3.	HOWMEDICA ACQUISITION PURCHASE LIABILITIES

On December 4, 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc., for $1,650.0 million in cash. The acquisition was funded with cash and cash equivalents and approximately $1,500.0 million borrowed under $1,650.0 million of credit facilities established in December 1998. The acquisition of Howmedica was accounted for using the purchase method of accounting. For further discussion of the allocation of the purchase price, the related establishment of additional purchase liabilities and certain other information regarding the acquisition see Note 4 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Substantially all of the activities for which additional purchase liabilities are recorded were completed during 1999 and 2000. These activities include the conversion of Howmedica's distribution network to direct sales and planned workforce reductions. Payments of distributor conversion obligations and severance and related costs are expected to be completed by the third quarter of 2001. The two Howmedica facilities in Europe and Howmedica's U.S. craniomaxillofacial facility were closed during 1999. The remaining leased facilities in the United States were closed during 2000, with the exception of one facility that is expected to be closed during 2001. Facility closure and contractual obligations include lease obligation payments that extend to 2008.

The following table provides a rollforward from December 31, 2000 to March 31, 2001 of the additional purchase liabilities recorded in connection with the acquisition of Howmedica (in millions):

			Facility
	Severance		Closures &
	& Related	Distributor	Contractual
	Costs	Conversions	Obligations

Balances at December 31, 2000	$1.7	$3.6	$6.7
Payments	(1.0)	(0.7)	(2.0)
Foreign currency translation effects			(0.1)
Balances at March 31, 2001	$0.7	$2.9	$4.6
	=====	=====	=====

Note 4.	ACQUISITION-RELATED AND RESTRUCTURING LIABILITIES

Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 describes acquisition-related and restructuring pretax charges (credits) recorded by the Company in 2000, 1999 and 1998.

Planned workforce reductions covering 32 of the 95 employees for which severance costs were charged to operations in 2000 and covering 80 of the approximately 110 employees in the Company's Japanese distribution operation for which severance costs were charged to operations in 1999 have been completed. The remaining headcount reductions are expected to be completed in 2001.

The following table provides a rollforward from December 31, 2000 to March 31, 2001 of remaining liabilities associated with acquisition-related and restructuring pre-tax charges recorded by the Company (in millions):

	Distributor	Severance &	Discontinuance
	Conversions	Related Costs	of Product Line	Other
Balances at December 31, 2000	$3.4	$4.7	$0.4	$0.5
Payments	(1.1)	(1.1)		(0.1)
Foreign currency translation effects		(0.3)	(0.1)
Balances at March 31, 2001	$2.3	$3.3	$0.3	$0.4
	=====	=====	=====	=====

Note 5.	SEGMENT INFORMATION

The Company segregates its operations into two reportable segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment includes orthopaedic reconstructive products such as hip, knee, shoulder and spinal implants and trauma-related products. The MedSurg Equipment segment includes powered surgical instruments, endoscopic systems, medical video imaging equipment, patient care and handling equipment, craniomaxillofacial implants and image-guided surgical systems. Other consists of Physical Therapy Services and corporate administration, interest expense and interest income.

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.

Sales and net earnings (loss) by business segment follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended March 31, 2001
Net sales	$359.6	$231.0	$43.6	$634.2
Segment net earnings (loss)	50.7	28.3	(14.9)	64.1

Three Months Ended March 31, 2000
Net sales	$334.6	$194.0	$33.5	$562.1
Segment net earnings (loss)	44.3	24.2	(16.7)	51.8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below outlines the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
Three months ended
March 31
			Percentage
	2001	2000	Change
Net sales	100.0	100.0	13
Cost of sales	36.6	35.9	15
Gross profit	63.4	64.1	11
Research, development
and engineering expenses	5.6	5.1	24
Selling, general and
administrative expenses	38.4	38.9	11
Other expense (income)	4.3	6.2	(21)
Earnings before income taxes	15.1	14.0	22
Income taxes	5.0	4.8	18
Net earnings	10.1	9.2	24
	===	===

The table below sets forth domestic/international and product line sales information for the three months ended March 31 (in millions):

			% Change
	2001	2000	01/00
Domestic/international sales
Domestic	$403.3	$337.8	19
International	230.9	224.3	3
Total net sales	$634.2	$562.1	13
	=====	=====
Product line sales
Orthopaedic Implants	$359.6	$334.6	7
MedSurg Equipment	231.0	194.0	19
Physical Therapy Services	43.6	33.5	30
Total net sales	$634.2	$562.1	13
	=====	=====

Stryker Corporation's net sales increased 13% in the first quarter of 2001 to $634.2 million from $562.1 million in 2000. Net sales grew by 12% as a result of increased unit volume; 2% as a result of higher selling prices; 1% due to acquired businesses, and 1% related to the inclusion of freight revenue in net sales in 2001. Freight revenue was recorded as an offset to cost of sales during 2000. The factors increasing sales were partially offset by a 3% decline due to changes in foreign currency exchange rates.

The Company's domestic sales increased 19% in the first quarter of 2001 compared to 2000. The domestic sales increase is a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and increased revenue from Physical Therapy Services.

International sales increased 3% in the first quarter of 2001 compared to 2000 as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment. The impact of foreign currency comparisons to the dollar value of international sales for the first quarter was unfavorable by $18.8 million. Excluding the impact of foreign currency, international sales increased 11%.

Worldwide sales of Orthopaedic Implants of $359.6 million increased 7% in the first quarter based on strong shipments of reconstructive (hip, knee and shoulder), trauma and spinal implants. Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 12% in the quarter. Worldwide sales of MedSurg Equipment of $231.0 million increased 19% in the first quarter based on higher shipments of powered surgical instruments, endoscopic systems, hospital beds and stretchers and Leibinger craniomaxillofacial implants and image-guided surgical systems. Excluding the impact of foreign currency, sales of MedSurg Equipment increased 21% in the quarter. Physical Therapy Services revenues increased 30% in the first quarter as a result of new physical therapy centers and higher revenue from existing centers.

Cost of sales in the first quarter of 2001 represented 36.6% of sales compared to 35.9% in the same period of 2000. The higher cost of sales percentage in 2001 primarily resulted from the change in recording of freight revenue described above and the classification of certain shipping costs as cost of sales in 2001 that were reported in selling, general and administrative expenses in the prior year. The cost of sales percentage increased approximately 1.0% from the same period in the prior year as a result of the classification of freight revenue and shipping costs. In addition, overall Orthopaedic Implant margins improved slightly while MedSurg margins were down slightly because of higher sales of lower-margin products.

Research, development and engineering expenses represented 5.6% of sales in 2001 compared to 5.1% in 2000 and increased 24% to $35.4 million. New product introductions in the first three months of 2001 include the Accolade Cemented Hip Stem, Percutaneous Cement Delivery System, Elite Attachments for TPS, SDC Pro II surgical documentation system and an enhanced Secure II bed.

Selling, general and administrative expenses increased 11% in the first quarter of 2001 and represented 38.4% of sales compared to 38.9% in the same period of 2000. The classification of certain shipping costs as cost of sales in 2001 as discussed above reduced selling, general and administrative expenses as a percent of sales by approximately 0.4%. Included in selling, general and administrative expenses in the first quarter is $2.0 million and $1.6 million in 2001 and 2000, respectively, of discount expense related to the accounts receivable securitization program established in November 1999.

Interest expense declined to $19.5 million in the first quarter from $26.2 million in 2000 primarily as a result of lower outstanding debt balances. The increase in intangibles amortization in the first quarter of 2001 to $9.9 million from $8.2 million in the same period of 2000 is primarily the result of business acquisitions completed in the last nine months of 2000. Other expense (income) was $2.0 million of income in the first quarter of 2001 compared to $0.4 million of expense in 2000 due to foreign currency transaction gains in the current year versus losses in the prior year, partially offset by lower interest income.

The effective tax rate was reduced to 33.0% for the first three months of 2001 compared to a rate of 34.0% for the first three months of 2000, primarily as the result of tax benefits from manufacturing in Ireland and Puerto Rico. Net earnings for the first quarter of 2001 were $64.1 million, an increase of 24% when compared to net earnings of $51.8 million in the first quarter of 2000. Basic net earnings per share increased 22% to $0.33 in 2001 from $0.27 in 2000, and diluted net earnings per share increased 23% to $0.32 in 2001 from $0.26 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 2001 increased $35.5 million to $415.1 million from $379.6 million at December 31, 2000. The increase in working capital resulted from growth in the Company's overall business and the use of strong cash earnings to pay current liabilities due in the first quarter of 2001, primarily for accrued compensation. However, improved asset management kept the growth in key assets below the sales growth rate. Accounts receivable days sales outstanding, excluding the effect of the accounts receivable securitization program, decreased four days to 65 days at March 31, 2001 from 69 days at December 31, 2000. Days sales in inventory decreased five days to 161 days at March 31, 2001 from 166 days at December 31, 2000.

The Company generated cash of $74.6 million from operations in the first three months of 2001, compared to $28.3 million in 2000. The cash provided by operating activities in the first quarter of 2001 is the result of strong cash earnings and increases in accounts payable and income tax liabilities. These increases were partially offset by increases in inventories and deferred charges and by payments of accrued expenses.

In the first quarter of 2001 the Company used cash of $16.7 million for capital expenditures, $2.5 million for business acquisitions and $15.7 million for the payment of dividends. The Company also borrowed an additional $89.8 million under its existing credit facilities to fund cash flow needs during the first quarter and made repayments of $130.4 million against the credit facilities. Total debt declined by $52.4 million during the first quarter of 2001.

The Company had $61.1 million in cash at March 31, 2001. The Company also had outstanding long-term debt totaling $960.1 million at the end of the first quarter of 2001. Current maturities of long-term debt at March 31, 2001 are $128.9 million and will increase to $165.9 million in 2003 and $204.3 million in 2004. The Company believes its cash on-hand as well as anticipated cash flows from operations will be sufficient to fund future operating and capital requirements, payment of a working capital adjustment to the purchase price of the Howmedica acquisition and required debt repayments. Should additional funds be required, the Company has $275.0 million of additional borrowing capacity available under existing credit facilities at March 31, 2001.

OTHER MATTERS

The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies. In the first quarter of 2001, the weakening of foreign currencies reduced the value of these investments in net assets by $28.4 million. The loss is deferred and is recorded as a separate component of stockholders' equity.

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

(c)

At the Annual Meeting of Stockholders held on April 25, 2001, the stockholders elected seven directors to serve until the next Annual Meeting of Stockholders. The voting results for each nominee were as follows:

	Shares
	---------------------------------------
Name	For	Withheld
--------------------------------	--------------	-----------
John W. Brown	162,405,732	7,725,963
Howard E. Cox, Jr.	167,386,201	2,745,494
Donald M. Engelman, Ph.D.	166,872,451	3,259,244
Jerome H. Grossman, M.D.	167,768,373	2,363,322
John S. Lillard	167,680,112	2,451,583
William U. Parfet	166,842,777	3,288,918
Ronda E. Stryker	166,855,542	3,276,153

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No exhibits have been submitted with this report.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

May 2, 2001	/S/ JOHN W. BROWN
Date	John W. Brown, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

May 2, 2001	/S/ DAVID J. SIMPSON
Date	David J. Simpson, Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)