Form 10-Q
period 2001-06-30
STRYKER CORP
filed 2001-08-06
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

196,291,806 shares of Common Stock, $.10 par value, as of July 31, 2001.

PART I. - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

STRYKER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share amounts)
(Unaudited)

	June 30	December 31
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$42.6	$54.0
Accounts receivable, less allowance of $30.3 (2000 - $28.8)	339.1	343.7
Inventories	420.4	392.1
Deferred income taxes	173.9	168.7
Prepaid expenses and other current assets	46.7	38.5
Total current assets	1,022.7	997.0
Property, plant and equipment, less allowance for depreciation of $301.3 (2000 - $277.8)	364.5	378.1
Other assets
Goodwill, less accumulated amortization of $48.9 (2000 - $40.3)	442.8	470.6
Other intangibles, less accumulated amortization of $63.4 (2000 - $53.2)	348.5	368.7
Deferred charges, less accumulated amortization of $175.3 (2000 - $154.1)	101.9	99.3
Other	109.9	117.1
	1,003.1	1,055.7
TOTAL ASSETS	$2,390.3	$2,430.8
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$106.6	$94.1
Accrued compensation	94.8	115.2
Acquisition-related reorganization reserves and liabilities	38.4	56.8
Income taxes	45.7	33.6
Accrued expenses and other liabilities	189.5	181.7
Current maturities of long-term debt	138.4	136.0
Total current liabilities	613.4	617.4
Long-term debt, excluding current maturities	745.2	876.5
Other liabilities	88.1	82.0
Stockholders' equity
Common stock, $.10 par value:
Authorized - 500.0 shares
Outstanding - 196.2 shares (2000 - 195.9)	19.6	19.6
Additional paid-in capital	71.4	64.3
Retained earnings	1,003.2	873.4
Accumulated other comprehensive loss	(150.6)	(102.4)
Total stockholders' equity	943.6	854.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,390.3	$2,430.8
	======	======

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
Net sales	$639.0	$566.5	$1,273.2	$1,128.6
Cost of sales	237.3	203.0	469.6	404.6
Gross profit	401.7	363.5	803.6	724.0

Research, development and engineering expenses	35.4	30.8	70.8	59.4
Selling, general and administrative expenses	242.0	220.0	485.4	438.6
	277.4	250.8	556.2	498.0

Other expense (income):
Interest expense	16.8	26.0	36.3	52.2
Intangibles amortization	9.3	9.5	19.2	17.7
Other	0.1	(2.6)	(1.9)	(2.2)
	26.2	32.9	53.6	67.7
Earnings before income taxes	98.1	79.8	193.8	158.3
Income taxes	32.4	27.1	64.0	53.8
Net earnings	$65.7	$52.7	$129.8	$104.5
	=====	=====	=====	======
Net earnings per share of
common stock :
Basic	$0.33	$0.27	$0.66	$0.54
Diluted	$0.32	$0.26	$0.64	$0.52

Average shares outstanding for the period:
Basic	196.2	194.9	196.1	194.7
Diluted	203.1	200.5	202.9	200.1

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in millions)
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2001	$19.6	$64.3	$873.4	($102.4)	$854.9

Cumulative effect of accounting change
related to cash flow hedges				3.5	3.5
Comprehensive gain (loss):
Net earnings			129.8		129.8
Net unrealized losses related to cash flow hedges				(11.7)	(11.7)
Foreign currency translation adjustments				(40.0)	(40.0)
Comprehensive gain for the six
months ended June 30, 2001					78.1
Issuance of 0.3 shares of common stock under
stock option and benefit plans,
including $3.0 income tax benefit		7.1			7.1
Balances at June 30, 2001	$19.6	$71.4	$1,003.2	($150.6)	$943.6
	=====	=====	=====	=====	=====

See accompanying Notes to Condensed Consolidated Financial Statements.

In 2000, the Company declared a cash dividend of eight cents per share to shareholders of record on December 29, 2000, payable on January 31, 2001. No cash dividends have been declared during 2001.

STRYKER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	June 30
	2001	2000
OPERATING ACTIVITIES
Net earnings	$129.8	$104.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	36.7	38.8
Amortization	46.0	46.0
Payments of restructuring and acquisition-related liabilities	(3.2)	(3.3)
Other	3.2	3.4
Changes in operating assets and liabilities, net of effects of business acquisitions:
Proceeds under accounts receivable securitization	2.7	1.1
Accounts receivable	(15.8)	3.4
Inventories	(40.0)	(48.3)
Deferred charges	(33.2)	(31.8)
Accounts payable	15.1	11.1
Payments of acquisition purchase liabilities	(5.9)	(15.2)
Accrued expenses	12.3	4.2
Income taxes	15.1	5.3
Other	(10.8)	(9.7)
Net cash provided by operating activities	152.0	109.5

INVESTING ACTIVITIES
Proceeds from sales of property, plant and equipment	2.5	4.5
Purchases of property, plant and equipment	(39.2)	(36.6)
Sales and maturities of marketable securities		7.1
Business acquisitions, net of cash acquired	(4.0)	(14.0)
Net cash used in investing activities	(40.7)	(39.0)

FINANCING ACTIVITIES
Proceeds from borrowings	151.0	126.1
Payments on borrowings	(263.6)	(211.7)
Dividends paid	(15.7)	(12.6)
Proceeds from exercise of stock options	3.7	6.3
Other	0.4	(6.7)
Net cash used in financing activities	(124.2)	(98.6)
Effect of exchange rate changes on cash and cash equivalents	1.5	0.8
Decrease in cash and cash equivalents	($11.4)	($27.3)
	=====	=====

See accompanying Notes to Condensed Consolidated Financial Statements.

STRYKER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
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

The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income" in accounting for comprehensive income and its components. Other comprehensive gain for the six months ended June 30, 2001 and 2000 was $78.1 million and $60.7 million, respectively. Other comprehensive gain for the three months ended June 30, 2001 and 2000 was $53.7 million and $37.3 million, respectively.

In June 2001, the FASB voted unanimously in favor of Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets," which will be issued early in the third quarter of 2001. Statement No. 141 eliminates the pooling of interests method of accounting for business acquisitions and Statement No. 142 eliminates the amortization of goodwill and requires the Company to evaluate goodwill for impairment on an annual basis. Any impairment of goodwill must be recognized currently as a charge to earnings in the financial statements. The Company will be required to apply the provisions of the final Statements to all business combinations initiated after June 30, 2001. For goodwill and intangible assets arising from business combinations completed before July 1, 2001, the Company will be required to apply the provisions of Statement No. 142 beginning on January 1, 2002. Application of the nonamortization provisions of the Statement in the year ending 2002 is expected to reduce intangibles amortization by approximately $15 million and increase net earnings by approximately $10 million ($0.05 per diluted share). During 2002, the Company will perform the initial impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect these tests will have on its consolidated results of operations or financial position.

Note 2.	INVENTORIES

Inventories are as follows:

	June 30	December 31
	2001	2000
Finished goods	$326.7	$290.6
Work-in-process	41.1	49.7
Raw material	59.6	58.8
FIFO Cost	427.4	399.1
Less LIFO reserve	7.0	7.0
	$420.4	$392.1
	=====	=====

Note 3.	HOWMEDICA ACQUISITION PURCHASE LIABILITIES

On December 4, 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc., for $1,650.0 million in cash. The acquisition was funded with cash and cash equivalents and approximately $1,500.0 million borrowed under $1,650.0 million of credit facilities established in December 1998. The acquisition of Howmedica was accounted for using the purchase method of accounting. For further discussion of the allocation of the purchase price, the related establishment of additional purchase liabilities and certain other information regarding the acquisition see Note 4 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The working capital adjustment to the Howmedica purchase price, which had been in dispute, was determined in July 2001, and the Company made a final cash payment of $27.2 million (plus interest) in the third quarter of 2001.

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

The following table provides a rollforward from December 31, 2000 to June 30, 2001 of the additional purchase liabilities recorded in connection with the acquisition of Howmedica (in millions):

			Facility
	Severance		Closures &
	& Related	Distributor	Contractual
	Costs	Conversions	Obligations

Balances at December 31, 2000	$1.7	$3.6	$6.7
Payments	(1.0)	(0.9)	(4.0)
Foreign currency translation effects	(0.1)		(0.1)
Balances at June 30, 2001	$0.6	$2.7	$2.6
	====	====	====

Note 4.	ACQUISITION-RELATED AND RESTRUCTURING LIABILITIES

Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 describes acquisition-related and restructuring pretax charges (credits) recorded by the Company in 2000, 1999 and 1998.

Planned workforce reductions covering 38 of the 95 employees for which severance costs were charged to operations in 2000 and covering 80 of the approximately 110 employees in the Company's Japanese distribution operation for which severance costs were charged to operations in 1999 have been completed. The remaining headcount reductions are expected to be completed in 2001.

The following table provides a rollforward from December 31, 2000 to June 30, 2001 of remaining liabilities associated with acquisition-related and restructuring pre-tax charges recorded by the Company (in millions):

	Distributor	Severance &	Discontinuance
	Conversions	Related Costs	of Product Line	Other
Balances at December 31, 2000	$3.4	$4.7	$0.4	$0.5
Payments	(1.1)	(1.8)		(0.3)
Foreign currency translation effects		(0.4)	(0.1)
Balances at June 30, 2001	$2.3	$2.5	$0.3	$0.2
	=====	=====	=====	=====

Note 5.	SEGMENT INFORMATION

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

Sales and net earnings (loss) by business segment follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended June 30, 2001
Net sales	$353.5	$239.9	$45.6	$639.0
Segment net earnings (loss)	45.3	30.2	(9.8)	65.7

Three Months Ended June 30, 2000
Net sales	$330.4	$200.5	$35.6	$566.5
Segment net earnings (loss)	42.8	24.7	(14.8)	52.7

Six Months Ended June 30, 2001
Net sales	$713.1	$470.9	$89.2	$1,273.2
Segment net earnings (loss)	96.0	58.5	(24.7)	129.8

Six Months Ended June 30, 2000
Net sales	$665.0	$394.5	$69.1	$1,128.6
Segment net earnings (loss)	87.1	49.0	(31.6)	104.5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below outlines the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
Six Months Ended
	June 30		Percentage
	2001	2000	Change
Net sales	100.0	100.0	13
Cost of sales	36.9	35.8	16
Gross profit	63.1	64.2	11
Research, development
and engineering expenses	5.6	5.3	19
Selling, general and
administrative expenses	38.1	38.9	11
Other expense (income)	4.2	6.0	(21)
Earnings before income taxes	15.2	14.0	22
Income taxes	5.0	4.8	19
Net earnings	10.2	9.3	24
	====	====

Percentage of Net Sales
Three Months Ended
	June 30		Percentage
	2001	2000	Change
Net sales	100.0	100.0	13
Cost of sales	37.1	35.8	17
Gross profit	62.9	64.2	11
Research, development
and engineering expenses	5.5	5.4	15
Selling, general and
administrative expenses	37.9	38.8	10
Other expense (income)	4.1	5.8	(20)
Earnings before income taxes	15.4	14.1	23
Income taxes	5.1	4.8	20
Net earnings	10.3	9.3	25
	===	===

The table below sets forth domestic/international and product line sales information (in millions):

	Six Months Ended June 30		% Change
	2001	2000	01/00
Domestic/international sales
Domestic	$820.9	$679.3	21
International	452.3	449.3	1
Total net sales	$1,273.2	$1,128.6	13
	=====	=====
Product line sales
Orthopaedic Implants	$713.1	$665.0	7
MedSurg Equipment	470.9	394.5	19
Physical Therapy Services	89.2	69.1	29
Total net sales	$1,273.2	$1,128.6	13
	=====	=====

	Three Months Ended June 30		% Change
	2001	2000	01/00
Domestic/international sales
Domestic	$417.6	$341.5	22
International	221.4	225.0	(2)
Total net sales	$639.0	$566.5	13
	=====	=====
Product line sales
Orthopaedic Implants	$353.5	$330.4	7
MedSurg Equipment	239.9	200.5	20
Physical Therapy Services	45.6	35.6	28
Total net sales	$639.0	$566.5	13
	=====	=====

Stryker Corporation's net sales increased 13% in the first half of 2001 to $1,273.2 million from $1,128.6 million in 2000. Net sales grew by 12% as a result of increased unit volume; 2% as a result of higher selling prices; 1% due to acquired businesses, and 1% related to the inclusion of freight revenue in net sales in 2001. Freight revenue was recorded as an offset to cost of sales during 2000. The factors increasing sales were partially offset by a 3% decline due to changes in foreign currency exchange rates. For the second quarter of 2001, net sales were $639.0 million representing a 13% increase over net sales of $566.5 million in the second quarter of 2000. Net sales grew by 12% as a result of increased unit volume; 3% as a result of higher selling prices, 1% due to acquired businesses; and 1% due to the inclusion of freight revenue in net sales. These factors were partially offset by a 4% decline due to changes in foreign currency exchange rates.

The Company's domestic sales were $820.9 million for the first half and $417.6 million for the second quarter of 2001 representing increases of 21% and 22%, respectively, as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and increased revenue from Physical Therapy Services.

International sales were $452.3 million for the first half and $221.4 million for the second quarter of 2001, representing an increase of 1% for the first half and a decline of 2% for the second quarter as higher shipments of Orthopaedic Implants and MedSurg Equipment were offset by lower foreign currency rates. The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $39.1 million for the first half and $20.3 million in the second quarter. Excluding the impact of foreign currency, international sales increased 9% for the first half and 7% in the second quarter.

Worldwide sales of Orthopaedic Implants were $713.1 million for the first half and $353.5 million for the second quarter of 2001 representing increases of 7% in both periods based on higher shipments of reconstructive (hip, knee and shoulder), trauma and spinal implants. Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 12% in the first half and second quarter. Worldwide sales of MedSurg Equipment were $470.9 million for the first half and $239.9 million for the second quarter of 2001 representing increases of 19% and 20%, respectively, based on higher shipments of powered surgical instruments, endoscopic systems, hospital beds and stretchers and Leibinger craniomaxillofacial implants and image-guided surgical systems. Excluding the impact of foreign currency, sales of MedSurg Equipment increased 22% in the first half and second quarter. Physical Therapy Services revenues were $89.2 million for the first half and $45.6 million for the second quarter of 2001 representing increases of 29% and 28%, respectively, as a result of new physical therapy centers and higher revenues from existing centers.

Cost of sales in the first half of 2001 represented 36.9% of sales compared to 35.8% in the same period of 2000. In the second quarter the cost of sales percentage increased to 37.1% from 35.8% in the second quarter of 2000. The higher cost of sales percentage in 2001 primarily resulted from the change in recording of freight revenue described above and the classification of certain shipping costs as cost of sales in 2001 that were reported in selling, general and administrative expenses in the prior year. The cost of sales percentage increased approximately 1.0% from the first half and second quarter of 2000, respectively, as a result of the classification of freight revenue and shipping costs. In addition, overall Orthopaedic Implant margins improved slightly while MedSurg margins were down slightly because of higher sales of lower-margin products.

Research, development and engineering expenses represented 5.6% of sales in the first half of 2001 compared to 5.3% in 2000 and increased 19% to $70.8 million. In the second quarter, these expenses increased 15%, and represented 5.5% of sales in 2001 compared to 5.4% in 2000. New product introductions in the first six months of 2001 include the Accolade Cemented Hip Stem, T2 Intramedulary Nail System, Reflex Anterior Cervical plate, Percutaneous Cement Delivery System, Elite Attachments for TPS, SDC Pro II surgical documentation system and an enhanced Secure II bed. In the second quarter of 2001, the Company received marketing approval for its OP-1 Implant product in Australia and the European Union. The approved indication in Australia is for the treatment of nonunion of long bone fractures secondary to trauma for the purposes of initiating repair by new bone formation. The approved indication in Europe is for tibial nonunions of nine-month duration, secondary to trauma, in skeletally mature patients, in cases where previous treatment with autograft has failed or use of autograft is unfeasible. The first commercial sales of OP-1 in Australia began in mid-May and the commercial launch of OP-1 in the European Union is expected to begin in the third quarter. The Company does not anticipate a significant impact on sales from the commercial launch of OP-1 in Australia and the European Union in 2001 and can not predict the impact on sales in future years.

Selling, general and administrative expenses increased 11% in the first half of 2001 and represented 38.1% of sales compared to 38.9% in the same period of 2000. In the second quarter, these expenses increased 10%, and represented 37.9% of sales in 2001 compared to 38.8% in 2000. The classification of certain shipping costs as cost of sales in 2001 as discussed above reduced selling, general and administrative expenses as a percent of sales by approximately 0.4% in both the first half and second quarter of 2001. Included in selling, general and administrative expenses is $3.6 million in the first half and $1.6 million in the second quarter in 2001 compared to $3.3 million in the first half and $1.7 million in the second quarter of 2000 of discount expense related to the accounts receivable securitization program established in November 1999.

Interest expense declined to $36.3 million in the first half of 2001 from $52.2 million in 2000 and declined to $16.8 million in the second quarter of 2001 from $26.0 million in 2000 primarily as a result of lower outstanding debt balances. The increase in intangibles amortization in the first half of 2001 to $19.2 million from $17.7 million in the same period of 2000 is primarily the result of business acquisitions completed in the last nine months of 2000. Intangibles amortization in the second quarter of 2001 declined slightly to $9.3 million from $9.5 million in the same period of 2000. Other income was $1.9 million in the first half of 2001 compared to $2.2 million in 2000 due to foreign currency transaction gains in the current year versus losses in the prior year, partially offset by lower interest income. Other expense (income) decreased to other expense of $0.1 million in the second quarter of 2001 from $2.6 million of other income in 2000 primarily as a result of lower interest income and foreign currency transaction losses in the current year versus gains in the prior year.

The effective tax rate was 33.0% for the first six months and second quarter of 2001 compared to a rate of 34.0% for the first six months and second quarter of 2000, primarily as the result of tax benefits from manufacturing in Ireland and Puerto Rico. Net earnings for the first half of 2001 were $129.8 million, an increase of 24% when compared to net earnings of $104.5 million in the first half of 2000. Basic net earnings per share increased 22% in the first half to $0.66 in 2001 from $0.54 in 2000, and diluted net earnings per share increased 23% in the first half to $0.64 in 2001 from $0.52 in 2000. Net earnings for the second quarter of 2001 were $65.7 million representing a 25% increase over net earnings of $52.7 million in the second quarter of 2000. Basic net earnings per share increased 22% in the second quarter to $0.33 in 2001 from $0.27 in 2000, and diluted net earnings per share increased 23% in the second quarter to $0.32 in 2001 from $0.26 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 30, 2001 increased $29.7 million to $409.3 million from $379.6 million at December 31, 2000. The increase in working capital resulted from growth in the Company's overall business and the use of strong cash earnings to pay current liabilities due in the first half of 2001, primarily for accrued compensation. However, improved asset management kept the growth in key assets below the sales growth rate. Accounts receivable days sales outstanding, excluding the effect of the accounts receivable securitization program, decreased three days to 66 days at June 30, 2001 from 69 days at December 31, 2000. Days sales in inventory decreased four days to 162 days at June 30, 2001 from 166 days at December 31, 2000.

The Company generated cash of $152.0 million from operations in the first six months of 2001, compared to $109.5 million in 2000. The cash provided by operating activities in the first half of 2001 is the result of strong cash earnings and increases in accounts payable, income tax liabilities and other accrued expenses. These increases were partially offset by increases in accounts receivable, inventories and deferred charges.

In the first half of 2001, the Company used cash of $39.2 million for capital expenditures, $4.0 million for business acquisitions and $15.7 million for the payment of dividends. The Company also borrowed an additional $151.0 million under its existing credit facilities to fund cash flow needs during the first half and made repayments of $263.6 million against the credit facilities. Total debt declined by $128.9 million during the first half of 2001.

The Company had $42.6 million in cash and cash equivalents at June 30, 2001. The Company had outstanding long-term debt totaling $883.6 million at the end of the first half of 2001. Current maturities of long-term debt at June 30, 2001 were $138.4 million and will increase to $175.5 million and $213.9 million for the twelve months ending June 30, 2003 and 2004, respectively. The Company believes its cash on-hand as well as anticipated cash flows from operations will be sufficient to fund future operating and investing activities and required debt repayments. Should additional funds be required, the Company had $248.3 million of additional borrowing capacity available under existing credit facilities at June 30, 2001.

OTHER MATTERS

The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies. In the first half of 2001, the weakening of foreign currencies reduced the value of these investments in net assets by $40.0 million. The loss is deferred and is recorded as a separate component of stockholders' equity.

In June 2001, the FASB voted unanimously in favor of Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets," which will be issued early in the third quarter of 2001. Statement No. 141 eliminates the pooling of interests method of accounting for business acquisitions and Statement No. 142 eliminates the amortization of goodwill and requires the Company to evaluate goodwill for impairment on an annual basis. Any impairment of goodwill must be recognized currently as a charge to earnings in the financial statements. The Company will be required to apply the provisions of the final Statements to all business combinations initiated after June 30, 2001. For goodwill and intangible assets arising from business combinations completed before July 1, 2001, the Company will be required to apply the provisions of Statement No. 142 beginning on January 1, 2002. Application of the nonamortization provisions of the Statement in the year ending 2002 is expected to reduce intangibles amortization by approximately $15 million and increase net earnings by approximately $10 million ($0.05 per diluted share). During 2002, the Company will perform the initial impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect these tests will have on its consolidated results of operations or financial position.

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

STRYKER CORPORATION
(Registrant)

August 6, 2001	/S/ JOHN W. BROWN
Date	John W. Brown, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

August 6, 2001	/S/ DAVID J. SIMPSON
Date	David J. Simpson, Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)