Form 10-K
period 2001-12-31
STRYKER CORP
filed 2002-03-15
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

YES [X]         NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on the closing sales price of February 28, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $8,432,991,000.

The number of shares outstanding of the registrant's Common Stock, $.10 par value, was 197,155,220 at February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement filed with the Securities and Exchange Commission relating to the 2002 Annual Meeting of Stockholders (the "2002 proxy statement") are incorporated by reference into Part III.

The information contained in this report may contain information that includes or is based on forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties. These statements may be identified by the use of words such as "anticipates," "expects," "estimates," "projects," "intends" and "believes" and variations thereof and other terms of similar meaning. Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: regulatory actions, including cost-containment measures, that could adversely affect the price of or demand for the Company's products; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment.

While the Company believes that the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

PART I
ITEM 1.	BUSINESS

GENERAL

Stryker Corporation and its subsidiaries (the "Company" or "Stryker") develop, manufacture and market specialty surgical and medical products, including orthopaedic reconstructive (hip, knee and shoulder) implants, trauma systems used in bone repair, spinal implants, bone cement, the bone growth factor osteogenic protein-1 ("OP-1"), powered surgical instruments, endoscopic systems, craniomaxillofacial fixation devices, specialty surgical equipment used in neurosurgery and patient care and handling equipment for the global market and provides outpatient physical and occupational rehabilitative services in the United States. Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a leading orthopaedic surgeon and the inventor of several orthopaedic products.

In November 2001, the Company acquired the business of an independent Italian distributor of certain of the Company's products. The purchase consolidates the distribution of substantially all of the Company's products in Italy.

In October 2000, the Company acquired the intellectual property rights and certain other assets associated with the sale of its Stryker PainPump products in the United States, Canada and Mexico from McKinley Medical LLP. The Stryker PainPump is a pain management device used to aid post surgical patient recovery.

In August 2000, the Company completed the acquisition of Image Guided Technologies, Inc. (IGT) by merger. IGT manufactures three-dimensional optical measurement devices ("optical localizers") for anatomical image-display workstations used by physicians to perform image-guided surgery.

In June 2000, the Company acquired Colorado Biomedical, Inc. by merger. Colorado Biomedical, Inc. manufactures the Colorado Microdissection Needle, which is used for precision electro-surgery in various surgical specialties.

In February 2000, the Company acquired the intellectual property rights associated with the sale of its Neptune System ("Neptune") product line from American Imuno Tech, LLC. Neptune is a totally self-contained device for handling and disposing of fluid and smoke waste from surgical procedures.

In November 1999, the Company acquired all of the outstanding common stock of InfoMedix Communications Corporation (now known as Stryker Communications Corporation). Stryker Communications Corporation develops, builds and sells video communications hardware and software that enables telecommunication of surgical images for medical education.

On December 4, 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc. Howmedica developed, manufactured and marketed a wide range of specialty medical products utilized in the treatment of musculoskeletal disorders. Howmedica's products included hip and knee implants for primary and revision surgery, bone cement, trauma systems used in bone repair, craniomaxillofacial fixation devices and specialty surgical equipment used in neurosurgery.

The Company's subsidiary, Physiotherapy Associates, Inc., has also purchased a number of physical therapy clinic operations during each of the last three years.

PRODUCT SALES

The Company segregates its operations into two reportable segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment sells orthopaedic reconstructive, trauma and spinal implants, bone cement and OP-1. The MedSurg Equipment segment sells powered surgical instruments, endoscopic systems, medical video imaging equipment, craniomaxillofacial implants, image-guided surgical systems and hospital beds and stretchers. Other includes Physical Therapy Services and corporate administration, interest expense and interest income. The following amounts ($000,000's) and percentages represent net sales by business segment during each of the three years ended December 31:

	2001		2000		1999
	$	%	$	%	$	%

Orthopaedic Implants	$1,442.5	55%	$1,313.0	58%	$1,248.2	59%
MedSurg Equipment	978.9	38	829.1	36	733.5	35
Other	180.9	7	147.3	6	122.0	6
	$2,602.3	100%	$2,289.4	100%	$2,103.7	100%
	======	===	======	===	======	===

Additional financial information regarding the Company's operating segments and geographic areas can be found under the caption "Note 11 - Segment and Geographic Data" on pages 52 through 54 of this report.

Approximately 76% of the Company's sales in 2001 and approximately 80% of the Company's sales in 2000 and 1999 consisted of products with short lives, such as implants (while implants have a long useful life to the patient, they have a one-time use to the hospital), trauma-related products, disposables and expendable tools and parts, and service revenues, such as service and repair charges and physical therapy revenues. The balance of sales in each of the years was of products that could be considered capital equipment, having useful lives in excess of one year.

The Company's backlog of firm orders is not considered material to an understanding of its business.

Orthopaedic Implants

Orthopaedic Implants are designed and manufactured by Stryker Howmedica Osteonics, Stryker Trauma, Stryker Spine and Stryker Biotech and consist of such products as hip, knee, shoulder and spinal implants, associated implant instrumentation, trauma-related products, bone cement and OP-1. Artificial joints are made of cobalt chromium, titanium alloys, ceramics or ultra-high molecular weight polyethylene and are implanted in patients whose natural joints have been damaged by arthritis, osteoporosis, other diseases or injury. The Company's OP-1 Implant is composed of recombinant human osteogenic protein-1 and a bioresorbable collagen matrix that induces the formation of new bone when implanted into bone.

Hip Implants

Under the Stryker Howmedica Osteonics brand name, the Company offers a variety of hip systems for the global reconstructive segment. The ABG Hip System, Partnership Hip System, Secur-Fit Hip System, Omnifit Hip System and Restoration Hip System represent comprehensive systems of hip implants and associated instrumentation designed to provide physicians and patients with reliable results and reduce operating time for primary and revision procedures. The Exeter Total Hip System is based on a unique, collarless, highly polished, double tapered femoral design that reduces shear stresses and increases compression at the cement/bone interface. The Taro Hip System provides a line of products that offer an increased range of motion preferred by Japanese surgeons for their patients.

In 2001, Stryker Howmedica Osteonics introduced the Omnifit Super EON and Super SecurFit hip systems for the Japanese market. These systems capitalize on the Company's long-term clinical history with the OmniFit type geometry but are also designed to offer increased range of motion for the Japanese market. The Company also released the Accolade Hip system to the global marketplace. This system incorporates a clinically successful geometry with a proprietary TMZF titanium alloy, PureFix hydroxylapatite ("HA") and an innovative neck geometry to maximize range of motion.

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

In 1998, the Company introduced Crossfire, a highly cross-linked polyethylene designed to reduce wear. In laboratory testing, this product indicates a significant wear reduction over conventional polyethylene. By the end of 2001, approximately 70% of the Company's acetabular inserts utilized Crossfire technology.

The Company has received an "Approvalable Letter" for its ceramic-on-ceramic bearing surfaces from the U.S. Food and Drug Administration ("FDA"). The Company must wait for FDA approval of its vendor before U.S. sales can begin. In international markets, the Company has released the Trident Acetabular Shell. This product allows the surgeon to insert either a ceramic insert or polyethylene insert into the same acetabular component. Trident's two independent locking mechanisms provide maximum security for each bearing surface and increase the strength of the ceramic liner.

In late 1990, Stryker became the first company to receive clearance from the FDA to commercially release for sale in the U.S. a hip implant with HA surface treatment. HA is a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to human bone. The Company's global clinical experience with HA-coated hip stems now extends over fifteen years and reported clinical performance continues to equal or exceed that of comparable hip stems reported in the scientific literature.

The Company entered 2001 with over 30 years of clinical history with the Exeter Hip System, over 20 years of clinical history with the Omnifit cemented stem and 15 years of clinical history with the Omnifit HA stem. Long-term clinical results are an important factor in the Company's ability to market hip implants.

Knee Implants

Under the Stryker Howmedica Osteonics brand name the Company offers five major knee systems, the Duracon, Kinemax, Interax, MRS and Scorpio systems. Introduced in 1991 and utilized in over 440,000 procedures worldwide, the Duracon system combines high levels of joint conformity throughout the range of motion and consistent anatomic tracking. The Duracon TS and Modular Rotating Hinge, which were introduced in 1999 and 2001, respectively, complete the product line offering with implants for complex revision procedures.

The Kinemax system is focused on markets outside the U.S. and offers versatility through design principles based on the clinically successful Total Condylar and Kinematic Knee Systems. The Interax system is the result of a worldwide program to develop an innovative system specially designed to address the variable size requirements of patients from different ethnic origins. Precision-designed Monogram instruments provide a common instrument platform for the Duracon, Kinemax and Interax knee systems. The ergonomic engineering of Monogram instruments facilitates efficient use in the operating room, enabling the surgeon to choose the instruments that represent his/her optimal surgical technique. The MRS system was the first Modular segmental replacement system and has maintained a leadership role in this market segment since its introduction.

The Scorpio system, introduced in 1997, was designed considering motion of the normal knee based off of its epicondylar axis. This patented approach addresses significant clinical issues, such as improved patient rehabilitation, through an increase in the patella-femoral moment arm and mid-flexion stability through a single anterior-posterior radius. The Scorpio TS Revision Knee System was introduced in 2000 to extend the Company's Scorpio product line into the fast growing revision knee market segment. The Scorpio Plus Mobile Bearing tibial component was launched in markets outside the U.S. in 2001 and a clinical trial in the U.S. is underway. This addition to the Scorpio line will provide a competitive entry into this growing market segment. The Scorpio-Flex, which is available for both posterior cruciate retaining and substituting indications, is specifically designed for patients who have the ability and motivation to return to high flexion activities such as gardening and golfing. Scorpio-Flex has enjoyed success in Japan and is now being sold in the U.S. The Scorpio system is supported by the Passport instrumentation system, which was designed to provide intraoperative flexibility, precision, and a simple, cost effective approach to total knee replacement surgery. In 2000, the Company introduced the Xcellerate instrument platform, which combines features from the Monogram and Passport instrumentation and allows the surgeon to use the same basic instrument platform for both Duracon and Scorpio knee implants. The Stryker Navigation System Knee Module, was released in Europe in 2001 and will be launched in the U.S. in 2002. This system will provide the surgeon with sophisticated computer aided instrumentation that will improve accuracy in limb alignment and bone resection.

The EIUS unicondylar knee replacement system, introduced in 2001, participates in the quickly growing minimally invasive knee surgery market segment. This system marries bone sparing femoral and tibial implants with sophisticated instrumentation and a surgical technique aimed at reducing rehabilitation time for patients.

Other Reconstructive Products

The Company markets other reconstructive products, principally shoulder and elbow implants and related instruments. The Solar Total Shoulder System was initially marketed in 1996. The unique design of the humeral head allows the surgeon to adjust tension of the supporting tissues while maximizing range of motion. The shoulder instruments offer the surgeon increased visibility and accessibility into this tightly confined joint space. In 1999, the Company introduced the Solar BiPolar Shoulder. This product provides the surgeon with additional options to address arthritis of the shoulder and is designed with the patented bipolar locking mechanism also used in the Company's hip implants. In 2000, the Company added offset heads to its Solar Shoulder product line, giving the surgeon increased intraoperative flexibility to restore the patient's shoulder kinematics. The Solar Total Elbow was launched in 1998 to complement products offered for upper extremity procedures. The semi-constrained design and modular components address varying patient anatomy.

Trauma

The Company markets its trauma-related products under the Stryker Trauma brand name. Trauma products are used primarily in the fixation of fractures resulting from sudden injury. Trauma products consist of internal fixation devices marketed under such names as Gamma, Grosse & Kempf, Omega, Dall Miles, Asnis and T2 as well as external fixation devices marketed under the Apex, Hoffmann II and Monotube Triax names.

The Company's internal fixation product portfolio includes a full compliment of intramedullary nails, hip fracture devices and plates and screws in both titanium and stainless steel. The intramedullary nail portfolio is led by the Grosse & Kempf system, which has been used throughout the world for over 25 years and the new T2 nailing system, which was released in 2001. The T2 system enables a surgeon to implant the T2 nail in an antegrade or retrograde manner, using a single standardized instrument set. To address the hip fracture segment, the Company markets several products including the Gamma Nail (a unique intramedullary nail for trochanteric fractures), the Omego hip screw system and the Asnis Cannulated Screw System. The Asnis Cannulated Screw System can help simplify the operative procedure through features that enhance the ability of surgeons to place, insert and remove locking screws. These hip fracture systems offer orthopaedic surgeons multiple options depending on their needs and preferences.

The Company's external fixation products include the Hoffmann II modular fixation system, the Monotube Triax monolateral system, the Tenxor circular fixation system for complex fractures and a full range of pins and wires for attaching to the fractured bones. The Hoffmann II system for lower extremity fractures (pelvis, femur, tibia) and the smaller Hoffmann II Compact for upper extremity fractures include a patented snap-fit mechanism that makes it easy for the surgeon to construct the fixation device to fit the patient and reduce the fracture. Both systems include a full selection of lightweight radiolucent connection bars that allow for quick interoperative fracture repair. The Triax system is available in three different sizes and includes an adjustable feature that enables the surgeon to not only stabilize fractures, but to lengthen the bone in cases where bone has been removed due to damage. The new Tenxor hybrid frame enables a surgeon to treat complex fractures around the joints with both pins and long transfixing wires. This attribute is especially useful for patients with multi-part fractures near the ankle and knee. The system features advanced composite materials and is compatible with the Hoffman II snap-fit connection devices.

Spinal Implants

Spinal implant systems are comprised of plates, rods, screws, connectors, spacers and proprietary instrument and container systems. Through Stryker Spine, the Company develops, manufactures and markets spinal implant systems. Physicians use these systems in the treatment of degenerative, tumor, trauma and deformity spinal diseases in the cervical and thoraco-lumbar spine. In 2001, the Company launched Reflex, Xia Stainless Steel System, and the Stabilis System. The Reflex is a new entry in the anterior cervical plating system segment. The Xia Stainless Steel System is a new leg of the Xia Spinal System designed to better serve deformity correction requirements. The Xia Spinal System is a posterior system designed to relieve pain by stabilizing the spine in the thoracic, lumbar and sacral regions and is accompanied by instrumentation that simplifies the surgical procedures. Launched in international markets, the Stabilis system is a novel interbody fusion device designed to improve stability and alignment during fusion. In 2000, the Company launched enhanced versions of the Xia titanium system, OPUS and Diapason thoraco-lumber fixation systems. In the international markets in 2000, the Company also introduced Solis System, a new cervical interbody device, and an enhanced version of OIC, a lumbar fusion device. The Company launched the Xia polaxial and manoxial titanium system in 1999.

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

OP-1

In 1991, the Company received FDA approval to begin human clinical trials of its OP-1 Bone Growth Device ("OP-1 Implant"), which was developed in collaboration with Creative BioMolecules, Inc. (a company that subsequently merged into Curis, Inc.) as part of a long-term research program funded by Stryker since 1985. This device is composed of recombinant human osteogenic protein-1 (OP-1) and a bioresorbable collagen matrix. OP-1 is naturally present in the human body and directs a cascade of cellular events that result in bone growth. In preclinical studies, OP-1 induced the formation of new bone when implanted into bony defect sites. The initial human clinical study, which began in 1992, compared the efficacy of the OP-1 Implant to autografts (the current standard bone graft procedure for the treatment of tibial nonunion fractures, which uses bone chips removed from a patient's hip in a second operation) in the repair of nonunion fractures of the tibia. In 1995, the FDA allowed the Company to enlarge the scope of the clinical trials for expanded indications of nonunion fractures in all long bones. The study demonstrated that the OP-1 Implant patients had comparable clinical success to the autograft patients without the need for a second invasive procedure to harvest autograft from the hip. There were three prospectively determined clinical trial outcomes defined in the study: weight-bearing; level of pain with weight-bearing; and radiographic assessment of cortical and/or trabecular bridging. The study design predicted 80% success at nine months post-surgery. Both the OP-1 Implant and autograft groups met this prediction for the clinical outcomes of weight-bearing and pain and both groups had comparable results. The blinded radiographic assessment by an independent panel of radiologists showed that neither group achieved the 80% criteria for bridging, although bridging was higher for the autograft group.

The Pre-Market Approval (PMA) application for the OP-1 Implant was filed and accepted by the FDA in June 1999. The Company received a "Not Approvable" letter from the FDA on January 29, 2001 that cited the failure of the pivotal clinical trial to meet the study endpoint of non-inferiority of the OP-1 Implant compared to the autograft control on a combined clinical and radiographic basis. In 2001, Stryker Biotech filed an application for a Humanitarian Device Exemption (HDE) from the FDA. The FDA granted this approval in October of 2001. This approval in the U.S. is for use as an alternative to autograft in recalcitrant long bone nonunions where use of autograft is unfeasible and alternative treatments have failed. Under the HDE, OP-1 Implant will be made available as a humanitarian device, defined by the FDA as one intended to benefit patients by treating or diagnosing a disease or condition that affects fewer than 4,000 individuals per year in the U.S.

The Company also filed a Marketing Authorization Application (MAA) with the European Medicines Evaluation Agency (EMEA) for certain OP-1 uses, which was accepted for filing in July 1999. On December 14, 2000, the Committee for Proprietary Medicinal Products (CPMP) in Europe voted unanimously to recommend market authorization for OP-1 for the indication of nonunions of the tibia which have failed prior autograft treatment or when autograft is not feasible. Final European approval was obtained in May 2001 for this indication. A New Drug Application with the Therapeutic Goods Administration (TGA) in Australia was filed in December 1999, and in February 2001 the Australian Drug Evaluation Committee (ADEC) adopted a positive opinion to recommend the granting of marketing authorization for the OP-1 Implant for treatment of long bone nonunions secondary to trauma for the purpose of initiating new bone formation. Approval from the TGA was received in April 2001. In February 2002, the Company received approval to market OP-1 Implant in Canada for the clinical indication of long bone nonunions.

MedSurg Equipment

MedSurg Equipment products include powered surgical instruments, endoscopic systems, medical video imaging equipment, craniomaxillofacial implants, image-guided surgical systems and hospital beds and stretchers. These products are designed and manufactured by Stryker Instruments, Stryker Endoscopy, Stryker Leibinger and Stryker Medical.

Stryker Instruments

Stryker Instruments products include a broad line of powered surgical instruments that are used by surgeons for drilling, burring, rasping or cutting bone, wiring or pinning bone fractures and preparing hip or knee surfaces for the placement of artificial implants. Stryker Instruments also manufactures an array of different cutting accessories and other attachments for use by orthopaedic, neurological and small bone specialists. Stryker Instruments' flagship offering in this area is the Heavy Duty Battery Powered Instrumentation. With the fourth generation, the System 4 and Cordless Driver II offer enhanced speed, torque and versatility in an ergonomic hand piece. Applications for this line include total joint, trauma and sports procedures.

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

Stryker Endoscopy

Stryker Endoscopy products include medical video cameras, light sources, arthroscopes, laparoscopes, powered surgical instruments, irrigation fluid management systems, Endosuite operating room equipment management systems, a radio frequency ablation system and state-of-the-art equipment for telemedicine and worldwide connectivity. Stryker Endoscopy has established a position of technology leadership in the production of video cameras and accessories as well as equipment to provide local or worldwide interconnectivity. In 2001, Stryker Endoscopy launched the 988 Digital 3-Chip Camera, which is the first digital output video camera in the medical industry. In late 2001, the OptiVu HDVD wireless imaging system was introduced, which allows surgeons to view surgical images while maintaining a natural head and neck position. This lightweight "heads-up" display improves surgical visualization by aligning the image with the surgeon's hands. In 2000, Stryker Endoscopy launched a third generation Switchpoint III video system through Stryker Communications. The Switchpoint III OR control center provides a simple-to-use method for routing video signals from the operating room to other locations, further enhancing the Endosuite concept of operating room equipment management. The X6000 Xenon lightsource, also introduced in 2000, provides powerful color-correct light for all procedures where rigid endoscopes are used.

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

The use of radio frequency (RF) energy for tissue ablation is growing rapidly within arthroscopy. In 2000, the Company introduced its SERFAS tissue ablation system, which utilizes RF energy to provide rapid tissue resection in arthroscopic procedures while maintaining hemostasis.

Stryker Leibinger

Stryker Leibinger manufactures plates, screws and instruments for craniomaxillofacial fixation and image-guided surgery systems. In 2001, the Company launched two new fixation systems for neurosurgery, the Quikdisk and the Neuroclip. These innovative systems provide stable fixation following cranial surgery in less time than conventional screws and plates. Leibinger also introduced new image-guided surgery software modules and instrument sets for ENT (ear, nose and throat), spine and knee replacement surgeries. All three modules utilize Stryker Leibinger's active wireless technology, which allows the surgeon to use the surgical instrument as a computer mouse in controlling the system.

Other products marketed by Stryker Leibinger include the Colorado Microdissection Needle, which is used for fine cutting of soft tissue, and Bone Source, a calcium phosphate putty that is used to fill in craniomaxillofacial defects.

The Stryker Instruments, Stryker Endoscopy and Stryker Leibinger product portfolios all include micro-powered tools and instruments that are used in orthopaedics, craniomaxillofacial surgery, functional endoscopic sinus surgery, neurosurgery, spinal surgery and plastic surgery. The Total Performance System (TPS), released in 1996, is a universal surgical system that can be utilized within several medical specialties. The TPS U2 Drill, introduced in 2000, and TPS Burs are designed for use by spine surgeons and neurosurgeons, while the TPS MicroDriver and TPS Sagittal Saw are designed for use by sports physicians and plastic surgeons. The Elite attachment line with a proprietary extendable bar system and Saber Drill for ENT surgery were added to further extend the TPS system in spine, neuro and ENT applications in 2001. The TPS System also powers the Stryker Endoscopy SE5 and SE12 Shaver Systems. The Stryker Leibinger Hummer TPS is a powered instrument that incorporates new irrigation capabilities and specialized cutters, eliminating the need for over half of the instruments otherwise required for sinus surgery.

Stryker Medical

Stryker Medical is a leader in specialty stretcher products segment, offering some 30 different types of stretchers customized to fit the needs of acute care and specialty surgical care facilities. Stryker Medical produces beds that are designed to fit the unique needs of specialty departments within the acute care environment. New in 2001, are the Secure II and Go Bed medical/surgical beds, which both feature low bed height for safe patient ingress and exit. Secure II also offers the optional Chaperone center-of-gravity bed exit system with Zone Control to help prevent patient falls. Zone Control is a new feature, which enables the caregiver to adjust the bed exit system's sensitivity to accommodate different patient needs. Stryker Medical has a complete line of ICU beds for critical care and step-down units. The beds incorporate advanced features that facilitate patient care such as in-bed scales that accurately weigh the patient regardless of bed position and a radiolucent surface that facilitates chest x-rays without moving patients from the beds. Stryker Medical also offers a continuum of mattresses as an option with its frames. In 1999, Stryker Medical launched the Big Wheel stretcher, which improves mobility and efficiency of patient handling with less physical strain on the clinical staff. Stryker Medical introduced the Zoom Drive in 1999. The Zoom Drive is the first and only motorized patient handling device to increase patient mobility without necessitating transfer for specialized procedures.

In 2001, Stryker Medical continued to enhance its reputation for durability and innovation by introducing Trio, the first truly mobile surgery table which can be used preoperatively, during the procedure and for postoperative recovery. The CUB pediatric crib is Stryker Medical's first foray into the pediatric segment. CUB's access and safety features are unparalleled in this segment. The M-1 ambulance cot introduced in 2001 is Stryker Medical's most advanced cot for the international market. The M-1 rounds out the Company's line of ambulance cots reputed for durability and low maintenance.

Other

Other includes Physical Therapy Services. Physiotherapy Associates provides physical, occupational and speech therapy services to patients recovering from orthopaedic or neurological illness and injury through a network of 302 outpatient physical therapy centers in 26 states and the District of Columbia. Physiotherapy Associates works closely with referring physicians to design and execute rehabilitation protocols with the goal of quick recoveries for injured workers, athletes and other patients.

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

Total expenditures for product research, development and engineering were $142.1 million in 2001, $122.2 million in 2000 and $105.2 million in 1999. The Company's research, development and engineering expenses represent the continued development of the Company's OP-1 Bone Growth Device discussed below and the Company-wide focus on new product developments. In 2000, the Company completed the development of an improved polyethylene to be used in hip and knee implants.

Recent new product introductions include the development of reconstructive implant (hip, knee, shoulder), spinal and trauma designs. In 2001, Accolade Hip System, EIUS UNI Knee System, Scorpio Plus Mobile Bearing Knee System, Trident Ceramic Acetabular System, Super EON and Super Secur-fit hips for the Japanese market, T2 Intramedullary Nail System, Reflex Anterior Cervical Plate and Xia Stainless Steel. In 2000, the Citation TMZF hip stems, Scorpio TS Knee Revision System, Xcellerate knee instrument system, Antigrade/Retrograde intramedullary nail, Tenxor Hybrid external fixator, Asnis III cannulated screw system, OPUS spine system and Solis interbody device were introduced. In 1999, the EON hip implant, Restoration PS and Restoration T-3 hip systems, Duracon Total Stabilizer revision knee system, Xia Spinal System, Centaur thoraco-lumbar anterior rod and plate system and Crossfire Highly Crosslinked Polyethylene for hip implants were introduced along with Simplex P bone cement with Tobramycin.

New products at Stryker Instruments and Stryker Endoscopy include the development of advanced powered instruments, pain management systems, video technology and specialized operating room equipment. In 2001, the TPS Saber Drill, Elite Attachments and Elite Burs for TPS, Cordless Driver II, SDC Pro II surgical documentation system, Percutaneous Cement Delivery Systems, Neptune Waste Management System, 988 Digital Camera and OptiVu HDVD wireless imaging system were introduced. In 2000, the TPS U2 drill, Steri-Shield T4 Personal Protection System, Switchpoint router system, X6000 xenon light source and SERFAS radio frequency ablation system were introduced. In 1999, the Stryker PainPump, 3-Chip 888 video camera, 12K Shaver System and InfraVision Esophageal Kit were introduced.

In 2001, Leibinger introduced new image-guided surgery software modules and instrument sets for knee replacement, ENT and spinal applications and Quickdisk and Neuroclip for cranial fixation. In 2000, Leibinger new product introductions included the Stryker Navigation System for image-guided surgery and the Delta System of resorbable screws and plates. Stryker Medical continues to develop new patient handling equipment with the Go Bed, Trio Mobile Surgery Platform and an enhanced Secure II bed in 2001 and in 2000 launched the Adel maternity bed, the Gynnie OB/GYN stretcher and the REM, Aires and Isoflex sleep surfaces. The Big Wheel stretcher, Zoom Drive and EZ-PRO2 Ambulance Cot were introduced in 1999.

Stryker Biotech is developing the use of OP-1 for other surgical indications in addition to the approved limited trauma indications in certain markets. The surgical procedures for several pilot OP-1 human clinical trials in Europe in cases involving trauma, spine and oral/maxillofacial indications were completed in 1996 and a fresh fracture trial was initiated in Canada in 1997. Enrollment in the Canadian fresh fracture study was completed at 126 patients in October. A pilot study of periodontal defects was initiated in the United States in 1998 and patient enrollment was completed in 2000. Analysis of the clinical data commenced after all patients reached their follow-up point of one-year post treatment during the second half of 2001. In 1999, the Company began to enroll patients in a pilot investigational device exemption (IDE) study for OP-1 in a spine indication. Enrollment in the pilot study was completed in the first quarter of 2001. The Company obtained conditional approval for a pivotal trial in the U.S. and Canada for the same indication in 2001. Enrollment in this pivotal trial commenced in December 2001. The Company also has completed enrollment in a single-site clinical feasibility study for a similar indication in Japan and is in the process of submitting an application for a multicenter trial.

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

MARKETING

In the United States, most of the Company's products are marketed directly to more than 6,000 hospitals, and to doctors and other health care facilities, by approximately 1,700 sales and marketing personnel. Stryker maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

Approximately 70% of the Company's domestic revenues in 2001 were accounted for by sales to hospital cooperative buying groups and other large national accounts and 1% by sales to the Veterans Administration and other hospitals operated by the Federal government.

International sales accounted for 35% of total revenues in 2001. The Company's products are sold in over 100 foreign countries, through more than 1,300 local dealers and direct sales efforts. Local dealer support and direct sales are coordinated by approximately 1,700 sales and marketing personnel. Stryker distributes its products through sales subsidiaries and branches with offices located in Australia, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Romania, South Africa, Spain, Sweden, Switzerland and the United Kingdom. Stryker exports products to dealers and to customers in China, the CIS (former Soviet Union), India, Korea, Latin America, Malaysia, the Middle East, Singapore and Taiwan. Additional information regarding the Company's foreign and domestic operations and sales appears in "Note 11 - Segment and Geographic Data" on pages 52 through 54 of this report.

The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

COMPETITION

The Company is one of four leading competitors in the U.S. for orthopaedic reconstructive products, the others being J&J DePuy Orthopedics (a subsidiary of Johnson & Johnson), Zimmer Holdings, Inc. and Biomet, Inc. While competition abroad varies from area to area, the Company believes it is also a leading factor in the international markets, with these same companies, along with Sulzer Medica being its principal competitors.

In the trauma segment, Stryker is one of four leaders with the principal competitors being Synthes-Stratec, Smith & Nephew Richards (a division of Smith & Nephew PLC) and J&J DePuy Orthopedics (a subsidiary of Johnson & Johnson).

In the spinal implant segment, the Company is one of five leaders with the principal competitors being Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy AcroMed (a subsidiary of Johnson & Johnson), Synthes-Stratec and Spine-Tech (a subsidiary of Sulzer Medica).

In the powered surgical instruments segment, Stryker is one of the three leaders, with the principal domestic competitors being Linvatec, Inc. (a subsidiary of Conmed Corporation) and Midas-Rex, Inc. (a subsidiary of Medtronic, Inc.). These companies are also competitors in the international markets, along with Aesculap-Werke AG, a large European manufacturer.

In the arthroscopy segment, the Company considers itself to be one of the three leaders, with the principal competitors being Smith & Nephew Endoscopy (a division of Smith & Nephew PLC) and Linvatec, Inc. (a subsidiary of Conmed Corporation). In the laparoscopic imaging products segment, the Company considers itself to be one of the four leaders, with the principal competitors being Karl Storz GmbH & Co. (a German company), Circon Corporation (a subsidiary of Maxxim Medical Inc.) and Olympus Optical Co. Ltd. (a Japanese company).

In the craniomaxillofacial segment, Stryker is one of three leaders, with the principal competitors being Synthes-Stratec and Walter Lorenz (a subsidiary of Biomet, Inc.).

The Company is a new participant in the surgical navigation segment with the five principal competitors being Medtronic Surgical Navigation Technologies (a division of Medtronic, Inc.), BrainLAB Inc., Radionics, Inc. (a subsidiary of Tyco International Ltd.), Surgical Navigation Network Inc. (a division of Cedara Software Corporation) and Visualization Technology Inc.

The Company's primary competitor in the hospital bed segment is Hill-Rom (a division of Hillenbrand Industries). In the specialty stretcher segment, the primary competitors are Hausted, Inc. (a subsidiary of Steris Corporation), Hill-Rom and Midmark Hospital Products Group (a subsidiary of OMI, Inc.). In the ambulance cot segment, Ferno-Washington is the Company's primary competitor.

In the outpatient physical and occupational rehabilitation market, the Company's primary competitors are independent therapist-owned practices and hospital-based services, in addition to other national rehabilitation companies, including HealthSouth Corporation and NovaCare Rehabilitation (a division of Select Medical Corporation).

The Company believes that several companies are engaged in the research and development of morphogenic proteins for the repair of hard and soft tissues that would compete with the Company's OP-1 Implant, including Genetics Institute, Inc. (a subsidiary of American Home Products Corporation), which has completed human clinical trials of a recombinant bone morphogenetic protein (rhBMP-2) for repair of orthopaedic and other skeletal defects. Based on the results of these studies American Home has filed a PMA in the United States for the indication of tibial fresh fractures. American Home received a "not approvable" letter in 2001 based on problems with the trial design. A partner of Genetics Institute in the spine field, Medtronic Sofamor Danek, filed a PMA for the use of rhBMP-2 in an interbody fusion cage. Medtronic Sofamor Danek obtained a unanimous approval recommendation from a FDA advisory panel in January 2002. This vote will likely lead to FDA approval in the first half of 2002. This product is a combination of a Medtronic LT Cage which is used with a collagen sponge soaked with bone morphogenetic protein (rhBMP-2). A number of other companies currently provide various other therapies, including allografts, bone fillers and electrical stimulation devices for the treatment, repair or replacement of bone and joint tissue. The Company believes that its OP-1 Implant, which is approved for limited trauma indications in certain markets and is currently in clinical trials for certain other indications, would ultimately compete with these products and traditional therapies, such as autografts.

The principal factors that the Company believes differentiate its products in these highly competitive market segments and enable it to compete effectively are innovative products, reliability, service and reputation. The Company is not able to predict the effect that continuing efforts to reduce health care expenses generally and hospital costs in particular will have on the future sales of its products or its competitive position. (See "Regulation and Product Quality.") The Company believes that its competitive position in the future will depend to a large degree upon the new products and improvements in existing products it is able to develop. While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or attribute of a product represents a unique design or process. Patent or trademark protection of such products restricts competitors from duplicating these unique product designs and features. Stryker seeks to obtain patent protection whenever possible on its products. The Company currently has approximately 657 U.S. patents and 1,015 foreign patents.

MANUFACTURING AND SOURCES OF SUPPLY

The Company's manufacturing processes consist primarily of precision machining, metal fabrication and assembly operations and the forging and investment casting of cobalt chrome and finishing of cobalt chrome and titanium. Approximately 13% of the Company's cost of sales in 2001 represented finished products that were purchased complete from outside suppliers. The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components, and uses outside sources for certain finishing operations, such as plating, hardening and coating of machined components and sterilization of certain products. The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys. In all, purchases from outside sources were approximately 41% of the total cost of sales in 2001.

While the Company relies on single sources for certain purchased materials and services, it believes alternate sources are available if needed. The Company has not experienced any significant difficulty in the past in obtaining the materials necessary to meet its production schedules.

Products manufactured by the Company's Stryker Medical division are generally assembled to order, while other products are stocked in inventory.

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

Most of the Company's new products fall into FDA classifications that require notification of and review by the FDA before marketing (submitted as a 510(k)). The Company's OP-1 Implant requires extensive clinical testing, consisting of safety and efficacy studies, followed by a PMA application for specific surgical indication.

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

Government agencies, legislative bodies and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, are continuing in countries where the Company does business, including the United States and Japan. It is impossible to predict at this time the long-term impact of such cost containment measures on the Company's future business.

EMPLOYEES

At December 31, 2001, the Company had 12,839 employees worldwide, including 4,594 involved in manufacturing, warehousing and distribution operations, 3,401 in marketing and sales, 799 in research, development and engineering, 2,624 providing physical, occupational and speech therapy and the balance in general management and administration. Approximately 1,470 employees are covered by collective bargaining agreements. Labor agreements covering approximately 440 domestic employees expire in August 2002 and labor agreements covering approximately 1,030 international employees are updated annually. The Company believes that its employee relations are satisfactory.

ITEM 2.	PROPERTIES

The Company has the following properties:

		Square	Owned/
Facility	Location	Feet	Leased

Manufacturing, warehousing and
distribution facilities for	Mahwah, New Jersey	245,000	Owned
orthopaedic implant business	Rutherford, New Jersey	170,000	Owned
and administrative offices	Allendale, New Jersey	146,000	Leased
for Stryker Howmedica Osteonics:	Rutherford, New Jersey	32,000	Leased

Manufacturing, warehousing and
distribution facility for surgical
instruments products and administrative	Portage, Michigan	250,000	Owned
offices for Stryker Instruments division:	Kalamazoo, Michigan	18,000	Leased

Manufacturing facilities for trauma
products and administrative offices	Kiel, Germany	143,500	Owned
for Stryker Trauma GmbH:	Kiel, Germany	1,000	Leased

Manufacturing, warehousing and
distribution facilities for beds,
stretchers and furniture and	Portage, Michigan	151,000	Owned
administrative offices for Stryker	Kalamazoo, Michigan	90,000	Owned
Medical division:	Portage, Michigan	17,000	Leased

Manufacturing, warehousing and
distribution facilities for hip and
knee products and administrative
offices for Howmedica International	Limerick, Ireland	125,000	Owned
S. de R.L.:	Limerick, Ireland	22,000	Leased

Manufacturing, warehousing and
distribution facilities for
endoscopy business and administrative	Santa Clara, California	110,000	Leased
offices of Stryker Endoscopy division:	El Cajon, California	13,000	Leased

Manufacturing, warehousing and
distribution facilities for
craniomaxillofacial surgery
plate and screw systems and	Freiburg, Germany	83,000	Owned
image-guided surgery systems and	Stetten, Germany	36,000	Owned
administrative offices for Leibinger:	Portage, Michigan	15,000	Leased

Manufacturing facility for surgical instruments,
endoscopy and Leibinger businesses:	Arroyo, Puerto Rico	128,000	Leased

Manufacturing facilities for hip and
knee products and administrative	Herouville, France	130,000	Owned
offices for Benoist Girard SAS:	Herouville, France	14,000	Leased

Manufacturing, warehousing and
distribution facility for trauma
and orthopaedic products and
Administrative offices for Stryker	Selzach, Switzerland	56,000	Owned
Trauma - Selzach AG:	Altreu, Switzerland	7,000	Leased

Manufacturing, warehousing and
distribution facility for beds	Quebec, Canada	87,000	Owned
and furniture in Canada:	Quebec, Canada	7,000	Leased

Manufacturing, warehousing and
distribution facility for
surgical instruments products:	Carrigtwohill, Ireland	43,000	Owned

Manufacturing facility for trauma
products and administrative offices
for Stryker Trauma SA:	Geneva, Switzerland	43,000	Leased

Manufacturing, warehousing and
distribution facility for
orthopaedic implant business:	Carrigtwohill, Ireland	33,000	Owned

Manufacturing and warehousing facilities
for spinal implant products and	Bordeaux, France	34,000	Owned
administrative offices for Stryker Spine SA:	Bordeaux, France	32,000	Leased

Manufacturing and research facilities	West Lebanon, New Hampshire	83,000	Owned
for OP-1 and administrative offices	Hopkinton, Massachusetts	69,000	Leased
for Stryker Biotech:	Wilder, Vermont	9,000	Leased

Warehousing and administrative offices for	Tokyo, Japan	37,000	Leased
Stryker Japan:	Osaka, Japan	26,000	Leased

302 physical therapy clinics located
throughout the United States:	United States	1,124,000	Leased

Domestic sales and administrative
offices throughout the United States:	United States	296,000	Leased

Sales, warehousing and
administrative offices	Europe	404,000	Leased
throughout Europe:	Europe	58,000	Owned

Sales branches including warehousing and sales	Japan	101,000	Owned
facilities throughout Japan:	Japan	29,000	Leased

Sales, warehousing and
administrative offices throughout
Asia, excluding Japan:	Asia	147,000	Leased

Sales, warehousing, distribution and	Hamilton, Canada	46,000	Leased
administrative offices for Stryker	Proloma, Canada	34,000	Leased
Canada:	Burlington, Canada	27,000	Leased

Sales, warehousing and
administrative offices for Stryker	Latin America	30,000	Leased
Latin America:	Miami, Florida	5,000	Leased

Administrative offices for Physiotherapy
Associates Inc.:	Memphis, Tennessee	17,000	Owned

Administrative offices for
Stryker Corporation:	Kalamazoo, Michigan	35,000	Leased

ITEM 3.	LEGAL PROCEEDINGS

The Company is a defendant in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company records amounts for losses that are deemed to be probable and subject to reasonable estimate. However, the Company does not anticipate material losses as a result of these proceedings beyond amounts already provided for.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS

Certain information with respect to the executive officers of the Company is set forth in Item 10 of this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol SYK. Quarterly stock prices appear under the caption "Summary of Quarterly Data" on page 55 of this report and dividend information for the years ended December 31, 2001 and 2000 under the caption "Summary of Operations" on page 20 of this report. The Company's Board of Directors intends to consider a year-end cash dividend annually at its December meeting.

The Company issued 300 shares of Common Stock in 2001 as performance incentive awards to certain employees. The shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

On February 28, 2002, there were 2,988 stockholders of record of the Company's Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The financial information for each of the five years in the period ended December 31, 2001 is set forth below (dollars in millions, except per share amounts):

SUMMARY OF OPERATIONS

	2001	2000	1999	1998 (a)	1997
Net sales	$2,602.3	$2,289.4	$2,103.7	$1,103.2	$980.1
Cost of sales:
Before inventory step-up	963.8	815.2	791.5	464.3	397.7
Inventory step-up	--	--	198.2	7.8	--
Total cost of sales	963.8	815.2	989.7	472.1	397.7
Gross profit	1,638.5	1,474.2	1,114.0	631.1	582.4

Research, development and engineering expenses	142.1	122.2	105.2	61.0	56.9
Selling, general and administrative expenses	985.4	885.6	808.4	373.6	334.3
Purchased research and development	--	--	--	83.3	--
Acquisition-related and restructuring charges (credits)	0.6	(1.0)	18.9	19.0	--
	1,128.1	1,006.8	932.5	536.9	391.2

Other expense (income)	104.7	132.5	151.7	3.3	(4.1)
Earnings before income taxes and extraordinary item	405.7	334.9	29.8	90.9	195.3
Income taxes	133.9	113.9	10.4	30.9	70.0
Earnings before extraordinary item	271.8	221.0	19.4	60.0	125.3
Extraordinary loss, net of income taxes	(4.8)	--	--	--	--
Net earnings	$267.0	$221.0	$19.4	$60.0	$125.3
	=====	====	====	====	====

Net earnings per share of common stock (b):
Basic	$1.38 (c)	$1.13	$ .10	$ .31	$.65
Diluted	$1.34 (c)	$1.10	$ .10	$ .31	$.64

Dividend per share of common stock (b)	$.10	$.08	$ .065	$ .06	$ .055

Average number of shares outstanding - in millions (b):
Basic	196.3	195.1	193.8	192.6	192.5
Diluted	203.0	201.1	198.6	196.3	196.3

(a) In December 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc.
(b) Adjusted for the two-for-one stock split effective May 12, 2000.
(c) Excludes net extraordinary loss per share of $.02 basic and $.02 diluted.

FINANCIAL AND STATISTICAL DATA

	2001	2000	1999	1998	1997
Cash and marketable securities	50.1	54.0	83.5	138.6	351.1
Working capital	459.7	379.6	440.8	666.2	433.7
Current ratio	1.9	1.6	1.7	2.0	2.4
Property, plant and equipment - net	444.0	378.1	391.5	429.5	163.9
Capital expenditures	161.9	80.7	76.4	51.3	35.2
Depreciation and amortization	172.0	168.6	162.8	53.2	49.5
Total assets	2,423.6	2,430.8	2,580.5	2,875.4	985.1
Long-term debt, including current maturities	722.6	1,012.5	1,287.4	1,503.0	78.1
Stockholders' equity	1,056.2	854.9	671.5	672.6	612.8
Return on average equity	27.9%	29.0%	2.9%	9.3%	21.9%
Net cash provided by operating activities	468.3	331.8	284.0	154.5	91.9
Number of stockholders of record	2,886	2,904	2,929	3,061	3,127
Number of employees	12,839	12,084	10,925	10,974	5,691

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales			Percentage Change
	2001	2000	1999	2001/00	2000/99
Net sales	100.0%	100.0%	100.0%	14%	9%
Cost of sales:
Before inventory step-up	37.0	35.6	37.6	18	3
Inventory step-up	--	--	9.4	--	--
Total cost of sales	37.0	35.6	47.0	18	(18)
Gross profit	63.0	64.4	53.0	11	32
Research, development and engineering expenses	5.5	5.3	5.0	16	16
Selling, general and administrative expenses	37.9	38.7	38.4	11	10
Acquisition-related and restructuring charges (credits)	--	--	0.9	--	--
Other expense (income)	4.0	5.8	7.2	(21)	(13)
Earnings before income taxes and extraordinary item	15.6	14.6	1.4	21	--
Income taxes	5.1	5.0	0.5	18	--
Earnings before extraordinary item	10.4	9.7	0.9	23	--
Extraordinary loss, net of income taxes	(0.2)	--	--	--	--
Net earnings	10.3%	9.7%	0.9%	21	--
	====	===	===

The table below sets forth domestic/international and product line sales information:

	Net Sales (in millions)			Percentage Change
	2001	2000	1999	2001/00	2000/99
Domestic/international sales
Domestic	$1,688.4	$1,408.2	$1,228.4	20%	15%
International	913.9	881.2	875.3	4	1
Total net sales	$2,602.3	$2,289.4	$2,103.7	14	9
	======	======	======
Product line sales
Orthopaedic Implants	$1,442.5	$1,313.0	$1,248.2	10	5
MedSurg Equipment	978.9	829.1	733.5	18	13
Physical Therapy Services	180.9	147.3	122.0	23	21
Total net sales	$2,602.3	$2,289.4	$2,103.7	14	9
	======	======	======

2001 Compared with 2000

Stryker Corporation's net sales increased 14% in 2001 to $2,602.3 million from $2,289.4 million in 2000. Net sales grew by 12% as a result of increased unit volume and changes in product mix; 3% related to higher selling prices; 1% as a result of acquired businesses; and 1% related to the inclusion of freight revenue in net sales in 2001. Freight revenue was recorded as an offset to cost of sales during 2000. These increases were partially offset by a 3% decline due to changes in foreign currency exchange rates.

The Company's domestic sales increased 20% in 2001 to $1,688.4 million from $1,408.2 million in 2000. The domestic sales gain is a result of higher shipments of Orthopaedic Implants, MedSurg Equipment and higher revenue from Physical Therapy Services. International sales increased 4% for the year to $913.9 million from $881.2 million in 2000 as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment. The impact of foreign currency comparisons on the dollar value of international sales was unfavorable by $62.1 million for the year. Excluding the impact of foreign currency, international sales increased 11% in 2001.

Worldwide sales of Orthopaedic Implants were $1,442.5 million for 2001, representing an increase of 10% as a result of higher shipments of reconstructive (hip, knee and shoulder), trauma and spinal implants. Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 13% in 2001. Worldwide sales of MedSurg Equipment were $978.9 million for 2001, representing an increase of 18% based on higher shipments of powered surgical instruments, endoscopic systems, hospital beds and stretchers and Leibinger craniomaxillofacial implants and image-guided surgical systems. Excluding the impact of foreign currency, sales of MedSurg Equipment increased 20% in 2001. Physical Therapy Services revenues were $180.9 million for 2001, representing an increase of 23% as a result of new physical therapy centers and higher revenue from existing centers.

Cost of sales represented 37.0% of sales compared with 35.6% in 2000. The higher cost of sales percentage in 2001 resulted primarily from the change in recording of freight revenue described above and the classification of certain shipping costs as cost of sales in 2001 that had been reported in selling, general and administrative expenses in the prior year. The cost of sales percentage increased approximately 1.0% in 2001 as a result of the change in classification of freight revenue and shipping costs. Cost of sales for 2001 were also higher by approximately 0.4% due to an increase in unabsorbed manufacturing costs caused by the slowing of production in certain of the Company's manufacturing plants to reduce overall inventory levels. The Company continually assesses the overall capacity provided by its manufacturing plants relative to cost, inventory management and expected sales growth. A slight increase in Orthopaedic Implant margins was more than offset by higher sales and revenues of lower-margin MedSurg Equipment products and Physical Therapy Services.

Research, development and engineering expenses increased 16% in 2001 and represented 5.5% of sales compared with 5.3% in 2000. The increase in research, development and engineering spending in 2001 resulted from continued Company-wide focus on new product development. New product introductions in 2001 included the Accolade Cemented Hip Stem, EIUS knee, T2 Intramedullary Nail System, Reflex Anterior Cervical Plate, Percutaneous Cement Delivery System, Elite Attachments for TPS, Cordless Driver II, Stryker Knee Navigation System, SDC Pro II surgical documentation system, 988 Digital Camera, Go Bed, Trio Mobile Surgery Platform and an enhanced Secure II bed. In the second quarter of 2001, the Company received marketing approval for its OP-1 Implant product in Australia and the European Union. The approved indication in Australia is for the treatment of nonunion of long bone fractures secondary to trauma for the purposes of initiating repair by new bone formation. The approved indication in Europe is for tibial nonunions of nine-month duration, secondary to trauma, in skeletally mature patients, in cases where previous treatment with autograft has failed or use of autograft is unfeasible. In the fourth quarter of 2001, the Company was granted Humanitarian Device Exemption (HDE) status for OP-1 Implant by the U.S. Food and Drug Administration (FDA). The approved indication in the U.S. is for use as an alternative to autograft in recalcitrant long bone nonunions where use of autograft is unfeasible and alternative treatments have failed. Under the HDE, OP-1 Implant will be made available as a humanitarian device, defined by the FDA as one intended to benefit patients by treating or diagnosing a disease or condition that affects fewer than 4,000 individuals per year in the U.S. The first commercial sales of OP-1 in Australia began in mid-May and the commercial launch of OP-1 in select markets of the European Union began in August. The first sales of OP-1 in the U.S. under the HDE began in November. The commercial launch of OP-1 did not have a significant impact on sales in 2001 and the Company cannot predict the impact on sales in future years.

Selling, general and administrative expenses increased 11% in 2001 and represented 37.9% of sales compared with 38.7% in 2000. The classification of certain shipping costs as cost of sales in 2001 reduced selling, general and administrative expenses as a percent of sales by approximately 0.4% in 2001. In addition, discount expense related to the accounts receivable securitization program, which is included in selling, general and administrative expenses, declined to $5.8 million in 2001 from $7.1 million in 2000 as a result of lower discount rates.

The Company recognized nonrecurring charges of $0.6 million in continuing operations relating to various acquisition-related and restructuring events in the fourth quarter of 2001 and recognized nonrecurring acquisition-related and restructuring credits of $1.0 million in 2000. The 2001 acquisition-related and restructuring charges include $2.4 million of charges, partially offset by the reversal of prior year restructuring accruals totaling $1.8 million. The $2.4 million in 2001 charges includes a $0.9 million acquisition-related charge for severance and related costs associated with the reorganization of the Company's sales structure in Italy to accommodate the integration of the business acquired from the Company's independent Italian distributor. The reorganization established a direct sales force in Italy that will distribute the Company's full product portfolio. The $0.9 million charge covers severance costs for three employees in Italy and costs to cancel contracts with discontinued agents. The reorganization of the sales structure in Italy is expected to be completed in the first quarter of 2002. The 2001 charge also includes a $0.7 million charge related to the reorganization of the Company's distribution channels in Latin America and $0.8 million for severance costs for 10 employees in Europe. The $0.7 million charge reflects the cost to terminate a distributor and is based on contractual terms. Planned European workforce reductions are expected to be completed in the first quarter of 2002. The $1.8 million in credits includes $1.4 million related to a reduction in the expected costs to complete headcount reductions associated with the 2000 and 1999 reorganizations of the Company's European and Japanese distribution operations. The 2001 credits also include $0.4 million to reverse the remaining loss reserves established in Japan for discontinued ophthalmology inventories sold on a contingent basis in 1999.

In 2000, the Company recognized nonrecurring credits of $1.0 million consisting of the reversal of prior year restructuring accruals totaling $7.0 million, partially offset by charges totaling $6.0 million. The $7.0 million in credits included $1.2 million related to the reorganization of Stryker's distribution channels associated with the acquisition of Howmedica and $2.7 million to reverse reserves for a distributor reorganization that was charged to operations in 1996. The credits also included $2.7 million related to a reduction in the expected costs to complete headcount reductions in Japan and $0.4 million to reverse a portion of loss reserves established in Japan for discontinued ophthalmology inventories sold on a contingent basis in 1999. The $6.0 million in 2000 restructuring charges included a $4.0 million charge to cover severance costs for 95 employees, primarily in Europe; and $1.4 million for asset write-offs, primarily for goodwill and inventory, and lease commitments associated with certain operations, principally in Europe, that were closed in the fourth quarter of 2000. The planned workforce reductions were completed in 2001, and the remaining amount of the reserve was reversed in 2001. The 2000 restructuring charges also included $0.6 million to terminate two small European distributors.

Interest expense declined to $67.9 million in 2001 from $96.6 million in 2000, primarily as a result of lower outstanding debt balances. The increase in intangibles amortization to $38.4 million in 2001 from $34.7 million in 2000 relates primarily to business acquisitions during 2001 and the last half of 2000. Other income increased to $1.6 million in 2001 from other expense of $1.2 million in 2000, primarily as a result of foreign currency transaction gains in 2001 versus foreign currency transaction losses in 2000, partially offset by lower interest income. The effective income tax rate for 2001 was 33.0% compared with a 34.0% effective income tax rate in 2000. The decrease in the rate from 2000 to 2001 is attributable to the mix of operating results among the tax jurisdictions.

Earnings before extraordinary item increased 23% to $271.8 million from $221.0 million in 2000; basic earnings per share before extraordinary item increased 22% to $1.38 in 2001 from $1.13 in 2000; and diluted earnings per share before extraordinary item increased 22% to $1.34 in 2001 from $1.10 in 2000. In December 2001, the Company refinanced and prepaid the remaining $642.7 million outstanding under the $1,650.0 million Senior Secured Credit Facilities established in 1998 in connection with the Howmedica acquisition. The prepayment of the 1998 Facilities resulted in the write-off of related unamortized deferred loan costs of $7.1 million, which has been reflected as an extraordinary loss of $4.8 million (net of income taxes of $2.3 million; $.02 per basic and diluted share). Net earnings were $267.0 million (basic and diluted net earnings per share of $1.36 and $1.32, respectively) compared with $221.0 million (basic and diluted net earnings per share of $1.13 and $1.10, respectively) in 2000.

2000 Compared with 1999

Stryker Corporation's net sales increased 9% in 2000 to $2,289.4 million from $2,103.7 million in 1999. Net sales grew by 9% as a result of increased unit volume and changes in product mix; 1% related to higher selling prices; and 1% as a result of acquired businesses. These increases were partially offset by a 2% decline due to changes in foreign currency exchange rates.

The Company's domestic sales increased 15% in 2000 compared with 1999. The domestic sales gain is a result of higher shipments of Orthopaedic Implants, MedSurg Equipment and higher revenue from Physical Therapy Services. International sales increased 1% for the year as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment. The impact of foreign currency comparisons on the dollar value of international sales was unfavorable by $43.0 million for the year. Sales of discontinued products in 1999 were $7.7 million. Excluding the impact of foreign currency and discontinued products, international sales increased 7% in 2000.

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

Research, development and engineering expenses increased 16% in 2000 and represented 5.3% of sales compared with 5.0% in 1999. The increase in research, development and engineering spending in 2000 resulted from continued Company-wide focus on new product development. New product introductions in 2000 included Crossfire Highly Crosslinked Polyethylene for Howmedica implants, the Scorpio TS Revision Knee System, Stryker Instruments' TPS U2 drill, the Steri-Shield T4 Personal Protection System, the Stryker Navigation System, the Antigrade/Retrograde intramedullary nail, the OPUS spinal system, resorbable craniomaxillofacial plates and screws and, in certain international markets, Simplex P bone cement with Tobramycin.

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

The Company recognized nonrecurring credits of $1.0 million in continuing operations relating to various acquisition-related and restructuring events in the fourth quarter of 2000 and recognized nonrecurring acquisition-related charges of $18.9 million in 1999. The 2000 acquisition-related and restructuring credits include the reversal of prior year restructuring accruals totaling $7.0 million, partially offset by charges totaling $6.0 million. The $7.0 million in credits includes $1.2 million related to the reorganization of Stryker's distribution channels associated with the acquisition of Howmedica and $2.7 million to reverse reserves for a distributor reorganization that was charged to operations in 1996. The credits also include $2.7 million related to a reduction in the expected costs to complete headcount reductions in Japan and $0.4 million to reverse a portion of loss reserves established for discontinued ophthalmology inventories sold on a contingent basis. Both of these credits represent the reversal of charges originally taken in connection with the 1999 reorganization of the Company's Japanese distribution operation and the discontinuance of distribution of ophthalmology products in Japan. The $6.0 million in 2000 restructuring charges includes a $4.0 million charge to cover severance costs for 95 employees, primarily in Europe. Approximately 10% of the planned workforce reductions were completed in December 2000, with the remaining reductions substantially completed in 2001. The 2000 restructuring charges also include $1.4 million for asset write-offs, primarily for goodwill and inventory, and lease commitments associated with certain operations, principally in Europe, that were closed in the fourth quarter of 2000. The 2000 restructuring charges also include $0.6 million to terminate two small European distributors.

In 1999, the Company recognized nonrecurring acquisition-related charges of $18.9 million, consisting of $14.2 million to reorganize Stryker's Japanese distribution operation and to discontinue the distribution of ophthalmology products in Japan and $4.7 million to complete the reorganization of Stryker's distribution channels to accommodate the Howmedica integration.

Interest expense declined to $96.6 million in 2000 from $122.6 million in 1999, primarily as a result of lower outstanding debt balances. The increase in intangibles amortization to $34.7 million in 2000 from $33.9 million in 1999 relates primarily to business acquisitions during 2000. Other income declined from $4.8 million in 1999 to other expense of $1.2 million in 2000 primarily as a result of foreign currency transaction losses. The effective income tax rate for 2000 was 34.0% compared with a 34.9% effective income tax rate in 1999. The decrease in the rate from 1999 to 2000 is attributable to the mix of operating results among the tax jurisdictions.

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

Liquidity and Capital Resources

The Company's working capital at December 31, 2001 increased $80.1 million to $459.7 million from $379.6 million at December 31, 2000. The working capital increase is due primarily to the reduction in current maturities of long-term debt of $134.3 million, partially offset by increases in income tax liabilities and accrued expenses. The reduction in current maturities of long-term debt is due to the establishment of a new revolving credit facility (as described in more detail below) in December 2001, which does not require principal repayments in 2002. Accounts receivable days sales outstanding, excluding the effect of the securitization program, decreased 10 days to 59 days at the end of 2001 from 69 days at December 31, 2000. The lower days sales outstanding at December 31, 2001 is the result of improved collection efforts as well as an increase in the allowance for bad debts to provide for potential exposures in Latin America and Europe. Days sales in inventory decreased to 138 days at December 31, 2001 from 166 days at December 31, 2000. The lower days sales in inventory at December 31, 2001 is primarily the result of improved inventory management.

The Company generated cash of $468.3 million from operations in 2001 compared with $331.8 million in 2000. The generation of cash in 2001 is the result of strong cash earnings (net earnings plus noncash adjustments) and increases in accrued expenses, income tax liabilities and accounts payable. These increases were partially offset by increases in accounts receivable, inventories and deferred charges and payments of $11.2 million attributable to acquisition-related and restructuring charges and acquisition purchase liabilities. In 2001, the Company used cash of $161.9 million for capital expenditures, $43.0 million for business acquisitions and $15.7 million for the payment of dividends. Capital expenditures included $87.8 million to terminate a synthetic lease and purchase the Company's Mahwah, New Jersey, manufacturing and distribution facility. Business acquisitions include $27.2 million paid to Pfizer Inc., for final settlement of a working capital adjustment relating to the Howmedica purchase price.

In December 2001, the Company established $1,000.0 million in Unsecured Credit Facilities. These Facilities replaced the $1,650.0 million Senior Secured Credit Facilities that were established in 1998 in conjunction with the acquisition of Howmedica. The Unsecured Credit Facilities include a $250.0 million 364-day revolving credit agreement and a $750.0 million five-year, nonamortizing, revolving credit agreement. A total of $730.5 million was drawn under the new Credit Facilities, of which $642.7 million prepaid the debt outstanding under the 1998 Facilities and $87.8 million was used to terminate the Company's synthetic lease and purchase its Mahwah, New Jersey, manufacturing and distribution facility. In addition to the refinancing, the Company borrowed $205.3 million under credit facilities to fund cash flow needs at various times during 2001 and made repayments of $568.7 million against credit facilities during 2001. Total debt declined by $289.9 million during 2001.

In November 1999, the Company established a securitization facility under which certain domestic accounts receivable are sold on an ongoing basis to a special-purpose subsidiary that in turn may sell up to a $130.0 million interest in such receivables to a third party. The accounts receivable securitization facility was established to reduce the Company's overall cost of borrowing. The accounts receivable securitization facility provided $2.7 million of proceeds during 2001, with the program-to-date proceeds totaling $130.0 million as of December 31, 2001. The proceeds have been used to reduce the Company's long-term debt.

The Company had $50.1 million in cash and cash equivalents at December 31, 2001. The Company also had outstanding borrowings totaling $722.6 million at that date. Current maturities of long-term debt at December 31, 2001 are $1.7 million and will decrease to $0.2 million in 2003 and $0.1 million in 2004. The Company's $250.0 million 364-day revolving credit agreement expires in December 2002 and is renewable at the Company's and the lenders' discretion. The Company's $750.0 million five-year, nonamortizing, revolving credit agreement expires in December 2006. The Company believes its cash on hand as well as anticipated cash flows from operations will be sufficient to fund future operating and capital requirements and required debt repayments. Should additional funds be required, the Company had $346.2 million of additional borrowing capacity available under all of its existing credit facilities at December 31, 2001.

Other Matters

The Company finalized its plan to integrate Howmedica and Stryker in 1999. As the integration plan evolved and was implemented during 1999, the Company made certain adjustments to the purchase liabilities recorded in the preliminary purchase price allocation. The additional purchase liabilities recorded in connection with the acquisition of Howmedica totaled $126.5 million. At December 31, 2001, there were $4.1 million in additional purchase liabilities remaining to be paid out. Certain obligations, such as those related to lease commitments for facility closures, will result in payments extending to 2008.

The Company distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Japanese yen and European currencies, in particular the euro and the British pound. When the U.S. dollar strengthens against foreign currencies, the dollar value of foreign currency sales declines. When the U.S. dollar weakens, the opposite situation occurs. The Company manufactures its products in the United States, France, Germany, Ireland, Switzerland, Canada and Puerto Rico and incurs the costs to manufacture in the applicable local currencies. This worldwide deployment of factories serves to partially mitigate the impact of currency exchange rate changes on the Company's cost of sales.

The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. These nonfunctional currency exposures principally relate to intercompany payables arising from intercompany purchases of manufactured products. The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies.

At December 31, 2001, the Company had outstanding forward currency exchange contracts to purchase $97.4 million and sell $72.1 million of various currencies (principally U.S. dollars and euros) with maturities principally ranging from 30 to 180 days. At December 31, 2000, the Company had outstanding forward currency exchange contracts to purchase $82.7 million and sell $33.8 million of various currencies (principally U.S. dollars and euros) with maturities ranging from 30 to 180 days. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted for amortized forward points. A hypothetical 10% change in exchange rates for these currencies would change the 2001 fair value by approximately $1.4 million and would have changed the 2000 fair value by approximately $1.6 million.

The Company's exposure to market risk for changes in interest rates relates to its borrowings and the accounts receivable securitization facility. The Company manages the interest rate risk on its borrowings through interest rate swap agreements, which have fixed the base rate on a $550.0 million notional amount of the $717.2 million of variable-rate borrowings outstanding at December 31, 2001. If market interest rates for similar borrowings had averaged 1% more than they did in 2001, the Company's 2001 interest expense, after considering the effects of its interest rate swaps, would have increased, and earnings before income taxes and extraordinary item would have decreased by $2.8 million. By comparison, if market interest rates had averaged 1% less than they did during 2001, the Company's 2001 interest expense, after considering the effects of its interest rate swaps, would have decreased, and earnings before income taxes and extraordinary item would have increased by $2.8 million. If market interest rates for the accounts receivable securitization facility had averaged 1% more than they did in 2001, the Company's discount expense would have increased, and earnings before income taxes and extraordinary item would have decreased by $1.3 million. By comparison, if market interest rates had averaged 1% less than they did in 2001, the Company's discount expense would have decreased, and earnings before income taxes and extraordinary item would have increased by $1.3 million. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost, interest rate swap agreements and accounts receivable securitization facility without any actions by management to mitigate its exposure to such changes.

The Company is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, but does not anticipate nonperformance by any of the counterparties.

As of January 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and No. 138. The Statements require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

The Company's interest rate swap agreements effectively convert a portion of its variable-rate borrowings to a fixed-rate basis through 2003, thus reducing the impact of changes in interest rates on future interest expense. Approximately 77% of the Company's outstanding variable-rate borrowings as of December 31, 2001 have been hedged through the designation of interest rate swap agreements classified as cash flow hedges. Upon adoption of the Statements on January 1, 2001, the Company recognized a gain from the cumulative effect of an accounting change of $3.5 million in accumulated other comprehensive gain (loss) related to the interest rate swap agreements. A loss of $22.0 million attributable to a decrease in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive gain (loss) in 2001. If in the future the interest rate swap agreements were determined to be ineffective, or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized gains (losses) on cash flow hedges included in accumulated other comprehensive gain (loss). Interest rate differentials to be paid or received as a result of interest rate swaps are recognized as an adjustment of interest expense related to the designated borrowings. Based on the maturities of the Company's interest rate swap agreements, interest expense for the year ending December 31, 2002 is expected to increase by $8.2 million through the recognition of amounts included as unrealized losses on cash flow hedges at December 31, 2001.

The Company uses yen-denominated floating-rate borrowings to protect a portion of the value of its investment in its subsidiary in Japan. Realized and unrealized gains and losses from this hedge are not included in the Consolidated Statements of Earnings, but are recorded as foreign currency translation adjustments within accumulated other comprehensive gain (loss) in stockholders' equity. Net gains (losses) of $5.8 million, $7.7 million and ($7.4) million attributable to the yen-denominated floating-rate borrowings hedge were recorded as foreign currency translation adjustments in 2001, 2000 and 1999, respectively.

In June 2001, the FASB issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires the Company to evaluate these intangibles for impairment on an annual basis. It is effective for business combinations completed after June 30, 2001. The Company began applying the provisions of Statement No. 142 to acquisitions completed subsequent to June 30, 2001. The goodwill recorded as a result of those acquisitions is not being amortized. For goodwill and intangible assets arising from business combinations completed before July 1, 2001, the Company is required to apply the provisions of Statement No. 142 beginning on January 1, 2002. In accordance with the Statement provisions, an assembled workforce intangible asset with an unamortized balance of $5.5 million will be reclassified from other intangibles to goodwill at that date. Application of the nonamortization provisions of the Statement in the year ending December 31, 2002 is expected to reduce intangibles amortization by approximately $16 million and increase net earnings by approximately $11 million ($.05 per diluted share).

In the first quarter of 2002, the Company will perform the initial impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. The Company will test for impairment using the two-step process prescribed in Statement No. 142. The first step is a screen for potential impairment. The second step, if necessary, measures the amount of the impairment. Any impairment charge resulting from these initial impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what effect the tests will have on its consolidated results of operations or financial position. The Company will perform a subsequent impairment test in the fourth quarter of 2002 and then at least annually thereafter.

As discussed in Liquidity and Capital Resources, the Company established $1,000.0 million in Unsecured Credit Facilities in December 2001. These Facilities replaced the $1,650.0 million Secured Senior Credit Facilities that were established in 1998 in conjunction with the acquisition of Howmedica. Interest expense for 2002 is expected to be reduced by approximately $9 million as a result of the refinancing.

As a result of changed conditions in the insurance industry, including less favorable experience factors within the orthopaedic industry, the Company's cost for insurance coverage will increase substantially in 2002. The increase in insurance premiums will offset the $9 million in interest expense savings from the December 2001 debt refinancing.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

See quantitative and qualitative disclosures about market risks in the Other Matters section of the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 27 and 28.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	December 31
	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$50.1	$54.0
Accounts receivable, less allowance of $36.3 ($28.8 in 2000)	332.1	343.7
Inventories	399.8	392.1
Deferred income taxes	171.5	168.7
Prepaid expenses and other current assets	39.6	38.5
Total current assets	993.1	997.0

Property, Plant and Equipment
Land, buildings and improvements	287.6	211.9
Machinery and equipment	469.3	444.0
	756.9	655.9
Less allowance for depreciation	312.9	277.8
	444.0	378.1
Other Assets
Goodwill, less accumulated amortization of $58.5 ($40.3 in 2000)	434.3	470.6
Other intangibles, less accumulated amortization of $74.5 ($53.2 in 2000)	368.0	368.7
Deferred charges, less accumulated amortization of $205.5 ($154.1 in 2000)	102.1	99.3
Deferred income taxes	60.4	84.0
Other	21.7	33.1
	986.5	1,055.7
	$2,423.6	$2,430.8
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$108.5	$94.1
Accrued compensation	128.5	115.2
Acquisition-related reorganization reserves and liabilities	9.5	56.8
Income taxes	75.1	33.6
Accrued expenses and other liabilities	210.1	181.7
Current maturities of long-term debt	1.7	136.0
Total current liabilities	533.4	617.4

Long-Term Debt, Excluding Current Maturities	720.9	876.5
Other Liabilities	113.1	82.0
Stockholders' Equity
Common stock, $.10 par value:
Authorized-500.0 shares
Outstanding-196.7 shares (195.9 in 2000)	19.7	19.6
Additional paid-in capital	83.2	64.3
Retained earnings	1,120.7	873.4
Accumulated other comprehensive loss	(167.4)	(102.4)
Total stockholders' equity	1,056.2	854.9
	$2,423.6	$2,430.8
	======	======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	Years ended December 31
	2001	2000	1999

Net sales	$2,602.3	$2,289.4	$2,103.7
Cost of sales	963.8	815.2	989.7
Gross profit	1,638.5	1,474.2	1,114.0

Research, development and engineering expenses	142.1	122.2	105.2
Selling, general and administrative expenses	985.4	885.6	808.4
Acquisition-related and restructuring charges (credits)	0.6	(1.0)	18.9
	1,128.1	1,006.8	932.5
Other expense (income):
Interest expense	67.9	96.6	122.6
Intangibles amortization	38.4	34.7	33.9
Other	(1.6)	1.2	(4.8)
	104.7	132.5	151.7
Earnings before income taxes and extraordinary item	405.7	334.9	29.8
Income taxes	133.9	113.9	10.4
Earnings before extraordinary item	271.8	221.0	19.4
Extraordinary loss, net of income taxes	(4.8)	--	--
Net earnings	$267.0	$221.0	$19.4
	====	====	===
Basic earnings per share of common stock:
Before extraordinary item	$1.38	$1.13	$.10
Extraordinary loss	($.02)	--	--
Net earnings	$1.36	$1.13	$.10

Diluted earnings per share of common stock:
Before extraordinary item	$1.34	$1.10	$.10
Extraordinary loss	($.02)	--	--
Net earnings	$1.32	$1.10	$.10

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 1999	$19.4	$0.8	$661.4	($9.0)	$672.6
Net earnings for 1999	--	--	19.4	--	19.4
Unrealized losses on securities of $0.4, net of
$0.1 income tax benefit	--	--	--	(0.3)	(0.3)
Foreign currency translation adjustments	--	--	--	(33.8)	(33.8)
Comprehensive loss for 1999	--	--	--	--	(14.7)
Issuance of 0.6 shares of common stock under
stock option and benefit plans, including
$3.8 income tax benefit	--	7.2	--	--	7.2
Common stock issued in business acquisitions	--	19.1	--	--	19.1
Cash dividend declared of $.065 per share of
common stock	--	--	(12.7)	--	(12.7)
Balances at December 31, 1999	19.4	27.1	668.1	(43.1)	671.5
Net earnings for 2000	--	--	221.0	--	221.0
Unrealized losses on securities of $0.4 (net of
$0.1 income tax benefit), net of reclassification
adjustment for gains included in net earnings	--	--	--	(0.5)	(0.5)
Foreign currency translation adjustments	--	--	--	(58.8)	(58.8)
Comprehensive earnings for 2000	--	--	--	--	161.7
Issuance of 1.1 shares of common stock under
stock option and benefit plans, including
$13.8 income tax benefit	0.1	17.5	--	--	17.6
Common stock issued in business acquisitions	0.1	19.7	--	--	19.8
Cash dividend declared of $.08 per share of
common stock	--	--	(15.7)	--	(15.7)
Balances at December 31, 2000	19.6	64.3	873.4	(102.4)	854.9
Cumulative effect of accounting change related to
cash flow hedges	--	--	--	3.5	3.5
Net earnings for 2001	--	--	267.0	--	267.0
Unrealized losses on securities of $0.2, net of
$0.1 income tax benefit	--	--	--	(0.1)	(0.1)
Unrealized losses related to cash flow hedges	--	--	--	(22.0)	(22.0)
Foreign currency translation adjustments	--	--	--	(46.4)	(46.4)
Comprehensive earnings for 2001	--	--	--	--	198.5
Issuance of 0.8 shares of common stock under
stock option and benefit plans, including
$10.4 income tax benefit	0.1	18.9	--	--	19.0
Cash dividend declared of $.10 per share of
common stock	--	--	(19.7)	--	(19.7)
Balances at December 31, 2001	$19.7	$83.2	$1,120.7	($167.4)	$1,056.2
	===	===	=====	====	=====

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Stryker Corporation and Subsidiaries
(in millions)

	Years Ended December 31
	2001	2000	1999
Operating Activities
Net earnings	$267.0	$221.0	$19.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	74.5	74.7	67.8
Amortization	97.5	93.9	95.0
Write-off of unamortized deferred loan costs	7.1	--	--
Sales of inventory stepped-up to fair value at acquisition	--	--	198.2
Acquisition-related and restructuring charges (credits)	0.6	(1.0)	18.9
Payments of acquisition-related and restructuring charge liabilities	(3.7)	(7.3)	(23.2)
Provision for losses on accounts receivable	16.9	7.2	15.0
Deferred income taxes (credit)	29.1	28.7	(48.6)
Other	9.2	8.0	7.5
Changes in operating assets and liabilities, net of
effects of business acquisitions:
Proceeds from accounts receivable securitization	2.7	30.3	97.0
Accounts receivable	(23.8)	(24.6)	(65.9)
Inventories	(10.2)	(20.2)	14.7
Deferred charges	(65.1)	(68.2)	(62.0)
Accounts payable	9.8	(15.2)	(31.6)
Payments of acquisition purchase liabilities	(7.5)	(30.1)	(79.3)
Accrued expenses	40.2	49.3	45.0
Income taxes	27.9	(7.1)	(1.9)
Other	(3.9)	(7.6)	18.0
Net cash provided by operating activities	468.3	331.8	284.0

Investing Activities
Business acquisitions, net of cash acquired	(43.0)	(24.5)	(14.6)
Proceeds from sales of property, plant and equipment	9.0	4.8	0.2
Purchases of property, plant and equipment	(161.9)	(80.7)	(76.4)
Purchases of marketable securities	--	--	(5.0)
Sales and maturities of marketable securities	--	7.1	16.4
Net cash used in investing activities	(195.9)	(93.3)	(79.4)

Financing Activities
Proceeds from borrowings	935.8	209.9	81.9
Payments on borrowings	(1,211.4)	(463.3)	(304.3)
Dividends paid	(15.7)	(12.7)	(11.6)
Proceeds from exercise of stock options	14.7	14.2	7.2
Other	(1.0)	(6.8)	(3.8)
Net cash used in financing activities	(277.6)	(258.7)	(230.6)
Effect of exchange rate changes on cash and cash equivalents	1.3	(5.8)	(15.3)
Decrease in cash and cash equivalents	(3.9)	(26.0)	(41.3)
Cash and cash equivalents at beginning of year	54.0	80.0	121.3
Cash and cash equivalents at end of year	$50.1	$54.0	$80.0
	===	===	===

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
December 31, 2001
(in millions, except per share amounts)

NOTE 1
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

Shipping and Handling of Products: Amounts billed to customers for shipping and handling of products is included in net sales in 2001. Prior to 2001, such amounts were recorded as an offset to cost of sales. Costs incurred related to shipping and handling of products is included in cost of sales. Prior to 2001, certain shipping costs were reported in selling, general and administrative expenses.

Use of Estimates: The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation: The financial statements of the Company's international affiliates are translated into U.S. dollars using current exchange rates for balance sheets and average exchange rates for statements of earnings and cash flows. Unrealized translation adjustments are included in accumulated other comprehensive gain (loss) in stockholders' equity. Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables or payables, are included in net earnings.

Cash Equivalents and Investments: Cash equivalents are highly liquid investments with a maturity of three months or less when purchased. Investments include marketable equity securities and other investments classified in other assets. Other investments consist of mutual funds that are acquired to offset changes in certain liabilities related to deferred compensation arrangements.

The Company's investments are stated at fair value based on quoted market prices. Interest, dividends and realized gains and losses on the sale of cash equivalents and marketable securities are included in other expense (income). Adjustments to fair value of the marketable securities, which are classified as available-for-sale, are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in stockholders' equity. Adjustments to other investments, which are classified as trading, are recorded as offsets to the related changes in liabilities under deferred compensation arrangements.

Accounts Receivable Securitization: In November 1999, the Company established an accounts receivable securitization facility pursuant to which certain subsidiaries of the Company sell on an ongoing basis all of their domestic accounts receivable to Stryker Funding Corporation, a wholly owned special-purpose subsidiary of the Company, which in turn may sell up to an aggregate of a $130.0 undivided percentage ownership interest in such receivables to a multiseller commercial paper conduit administered by a bank. Creditors of Stryker Funding Corporation have a claim to its assets before any equity becomes available to the Company.

The amounts of accounts receivable sold to Stryker Funding Corporation, net of the Company's retained interest, totaled $130.0 and $127.3 at December 31, 2001 and 2000, respectively, and are reflected in the balance sheet as reductions of accounts receivable. The amount of receivables sold is subject to change monthly, based on the level of defined eligible receivables less contractual reserves. The Company's retained interest in accounts receivable held by Stryker Funding Corporation, which is in the form of a subordinated note, represents an overcollateralization of the undivided interest sold. This retained interest totaled $76.8 and $55.6 at December 31, 2001 and 2000, respectively. Discount expense associated with the securitization facility, including the conduit's financing cost of issuing its commercial paper, was $5.8 in 2001, $7.1 in 2000 and $0.6 in 1999 and is included in selling, general and administrative expenses.

Inventories: Inventories are stated at the lower of cost or market. Cost for approximately 87% (89% in 2000) of inventories is determined using the lower of first-in, first-out (FIFO) cost or market. Cost for certain domestic inventories is determined using the last-in, first-out (LIFO) cost method. The FIFO cost for all inventories approximates replacement cost. The Company records excess and obsolete inventory reserves based on product line inventory levels compared to past sales history, expiration of sterilization dates and other pertinent criteria.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line or declining-balance methods over the estimated useful lives of 3 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment.

Goodwill and Other Intangible Assets: Goodwill and other intangible assets represent the excess of purchase price over fair value of tangible net assets of acquired businesses. Goodwill arising from business combinations prior to July 1, 2001 has been amortized on a straight-line basis over 10 to 40 years (weighted average life of 31 years). Other intangible assets include developed technology, which has been amortized on a straight-line basis over 20 years, and customer base (which reflects expected continued customer patronage), trademarks, trade names, patents and assembled workforce, which have been amortized on a straight-line basis over 5 to 35 years (weighted average life of 17 years for other intangible assets).

The Company currently evaluates the recoverability of goodwill by estimating the future undiscounted cash flows of the businesses to which the goodwill relates. This evaluation is made whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Estimated cash flows are determined at an operational level for which identifiable cash flows can be determined. When estimated future undiscounted cash flows are less than the carrying amount of the net assets and related goodwill, impairment losses of goodwill are recognized and are charged to operations. In determining cash flows, the Company considers current and projected levels of income as well as business trends and market and economic conditions.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires the Company to evaluate these intangibles for impairment on an annual basis. It is effective for business combinations completed after June 30, 2001. The Company began applying the provisions of Statement No. 142 to acquisitions completed subsequent to June 30, 2001. The goodwill recorded as a result of those acquisitions is not being amortized. For goodwill and intangible assets arising from business combinations completed before July 1, 2001, the Company is required to apply the provisions of Statement No. 142 beginning on January 1, 2002. In accordance with the Statement provisions, an assembled workforce intangible asset with an unamortized balance of $5.5 will be reclassified from other intangibles to goodwill at that date. Application of the nonamortization provisions of the Statement in the year ending December 31, 2002 is expected to reduce intangibles amortization by approximately $16 million and increase net earnings by approximately $11 million ($.05 per diluted share).

In the first quarter of 2002, the Company will perform the initial impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. The Company will test for impairment using the two-step process prescribed in Statement No. 142. The first step is a screen for potential impairment. The second step, if necessary, measures the amount of the impairment. Any impairment charge resulting from these initial impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what effect the tests will have on its consolidated results of operations or financial position. The Company will perform a subsequent impairment test in the fourth quarter of 2002 and then at least annually thereafter.

Deferred Charges: Deferred charges represent the net book value of loaner instruments for surgical implants provided to customers by the Company. These instruments are amortized on a straight-line basis over periods ranging from one to three years. Amortization expenses for instruments are included in selling, general and administrative expenses.

Deferred Loan Costs: Deferred loan costs associated with the Company's borrowings are being amortized over the terms of the related borrowings using the effective-interest method. Deferred loan costs are classified in other assets and had a net book value of $2.9 and $13.1 at December 31, 2001 and 2000, respectively. Amortization expenses for deferred loan costs are included in interest expense and were $5.9 in 2001, $8.2 in 2000 and $7.4 in 1999. The prepayment of the remaining amounts outstanding under the Company's Senior Secured Credit Facilities in December 2001 resulted in the write-off of related unamortized deferred loan costs of $7.1 (see Note 6).

Income Taxes: The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax expense represents the change in net deferred tax assets and liabilities during the year.

Derivative Financial Instruments: The Company uses derivative financial instruments to manage the economic impact of fluctuations in interest rates and currency exchange rates. The Company enters into interest rate swaps and currency forward contracts to manage these economic risks.

As of January 1, 2001, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and No. 138. The Statements require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

The Company has entered into interest rate swap agreements that effectively convert a portion of its variable-rate borrowings to a fixed-rate basis through 2003, thus reducing the impact of changes in interest rates on future interest expense. Approximately 77% of the Company's outstanding variable-rate borrowings as of December 31, 2001 have been hedged through the designation of interest rate swap agreements classified as cash flow hedges. Upon adoption of the Statements on January 1, 2001, the Company recognized a gain from the cumulative effect of an accounting change of $3.5 in accumulated other comprehensive gain (loss) related to the interest rate swap agreements. A loss of $22.0 attributable to a decrease in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive gain (loss) in 2001. If in the future the interest rate swap agreements were determined to be ineffective, or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized gains (losses) on cash flow hedges included in accumulated other comprehensive gain (loss). Interest rate differentials to be paid or received as a result of interest rate swaps are recognized as an adjustment of interest expense related to the designated borrowings. Based on the maturities of the Company's interest rate swap agreements, interest expense for the year ending December 31, 2002 is expected to increase by $8.2 through the recognition of amounts included as unrealized losses on cash flow hedges at December 31, 2001.

The Company uses currency forward contracts and cross-currency swaps to mitigate effects of currency exchange rate fluctuations on nonfunctional currency receivables and payables arising principally from intercompany financial activity. All currency forward contracts and cross-currency swaps are marked-to-market each period with resulting gains (losses) included in other expense (income) in the Consolidated Statements of Earnings.

The Company uses yen-denominated floating-rate borrowings to protect a portion of the value of its investment in its subsidiary in Japan. Realized and unrealized gains and losses from this hedge are not included in the Consolidated Statements of Earnings, but are recorded as foreign currency translation adjustments within accumulated other comprehensive gain (loss) in stockholders' equity. Net gains (losses) of $5.8, $7.7 and ($7.4) attributable to the yen-denominated floating-rate borrowings hedge were recorded as foreign currency translation adjustments in 2001, 2000 and 1999, respectively.

Stock Options: The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

Comprehensive Gain (Loss): The components of accumulated other comprehensive gain (loss) are as follows:

		Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Currency	Other
	Losses on	On Cash Flow	Translation	Comprehensive
	Securities	Hedges	Adjustments	Gain (Loss)
Balances at December 31, 1999	($0.3)	--	($42.8)	($43.1)
Other comprehensive loss for 2000	(0.5)	--	(58.8)	(59.3)
Balances at December 31, 2000	(0.8)	--	(101.6)	(102.4)
Cumulative effect of accounting change
related to cash flow hedges	--	$3.5	--	3.5
Other comprehensive loss for 2001	(0.1)	(22.0)	(46.4)	(68.5)
Balances at December 31, 2001	($0.9)	($18.5)	($148.0)	($167.4)
	===	===	====	====

NOTE 2
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The following is a summary of the Company's investments:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
At December 31, 2001:
Equity securities	$2.6	--	($1.4)	$1.2
Other investments	9.3	--	--	9.3
Total	$11.9	--	($1.4)	$10.5
	====	==	===	===

At December 31, 2000:
Equity securities	$2.6	--	($1.3)	$1.3
Other investments	7.4	--	--	7.4
Total	$10.0	--	($1.3)	$8.7
	====	==	===	===

The Company did not realize any gains or losses on sales of the Company's investments in 2001. Gross realized gains on sales of the Company's investments totaled $7.2 and $2.5 in 2000 and 1999, respectively, and gross realized losses totaled $3.9 and $0.1 in 2000 and 1999, respectively.

Interest income, which is included in other income, totaled $2.2 in 2001, $4.1 in 2000 and $4.2 in 1999.

The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. These nonfunctional currency exposures relate principally to intercompany payables arising from intercompany purchases of manufactured products. The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies.

At December 31, 2001, the Company had outstanding forward currency exchange contracts to purchase $97.4 and sell $72.1 of various currencies (principally U.S. dollars and euros) with maturities ranging principally from 30 to 180 days. At December 31, 2000, the Company had outstanding forward currency exchange contracts to purchase $82.7 and sell $33.8 of various currencies (principally U.S. dollars and euros) with maturities ranging from 30 to 180 days. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted for amortized forward points.

The Company manages its interest rate risk on its borrowings through the purchase of interest rate swap agreements. Under the agreements, the Company has fixed the base rate on a $550.0 notional amount of the $717.2 of variable-rate borrowings outstanding at December 31, 2001 at an average rate of 5.44%. The interest rate swaps mature over various terms ranging from September 2002 through December 2003. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. The Company would have paid $18.5 at December 31, 2001 and would have received $3.5 at December 31, 2000 to terminate the interest rate swap agreements outstanding at those respective dates.

The Company is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, but does not anticipate nonperformance by any of the counterparties.

NOTE 3
INVENTORIES

Inventories are summarized as follows:

	December 31
	2001	2000
Finished goods	$306.9	$290.6
Work-in-process	38.6	49.7
Raw material	61.6	58.8
FIFO cost	407.1	399.1
Less LIFO reserve	7.3	7.0
	$399.8	$392.1
	====	====

NOTE 4
BUSINESS ACQUISITIONS

In November 2001, the Company acquired the business of an independent Italian distributor of certain of the Company's products at a cost of approximately euro 28.2 ($25.3). An initial cash payment of euro 7.3 ($6.5) was made in November 2001, with the remaining purchase price to be paid ratably over a five-year period. The purchase consolidates the distribution of substantially all of the Company's products in Italy. The acquisition was accounted for using the purchase method of accounting. Tangible assets acquired include $5.1 of inventory and $0.8 of deferred charges. Intangible assets acquired principally include customer base and noncompete agreements. Approximately $10.2 of the purchase price has been allocated to customer base and is being amortized over 20 years. Approximately $9.2 of the purchase price has been allocated to other intangibles, principally noncompete agreements, and is being amortized over a weighted average life of four years.

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

In June 2000, the Company acquired all of the outstanding common stock of Colorado Biomedical, Inc., by merger for 0.2 shares of Stryker common stock with a value of $7.8. Colorado Biomedical, Inc., manufactures the Colorado Micro Needle, which is used for precision electro-surgery in various surgical specialties. The acquisition was accounted for using the purchase method of accounting. Intangible assets acquired, principally patents and goodwill, are being amortized over periods ranging from 7 to 15 years.

In February 2000, the Company purchased the Neptune System product line, a medical waste management system used in hospital operating rooms. The acquisition was accounted for using the purchase method of accounting at a total cost of $10.0, of which $7.0 represents royalties to be paid over the following three years. Intangible assets acquired, principally patents, are being amortized over 15 years. The Company has the right to terminate the purchase agreement within a three-year period if the sales of the Neptune System do not meet certain levels. If the agreement is terminated, the Company will relinquish all of its rights to the patents. If the Company does not exercise its right to terminate the agreement at the end of three years, the Company will be required to pay additional royalties totaling a minimum amount of $30.4 over the following four years.

In November 1999, the Company acquired all of the outstanding common stock of InfoMedix Communications Corporation (now known as Stryker Communications Corporation), which develops, builds and sells video communications hardware and software that enables telecommunication of surgical images for medical education for cash of $1.2 and 0.3 shares of Stryker common stock ($9.4 value). The acquisition was accounted for using the purchase method of accounting. Substantially the entire purchase price for InfoMedix was allocated to goodwill, which is being amortized over 20 years.

On December 4, 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc., for $1,650.0 in cash. The acquisition of Howmedica was accounted for using the purchase method of accounting. The purchase price of $1,650.0 in cash plus a final payment of $27.2 made in July 2001 for a contractually required working capital adjustment and liabilities assumed was allocated to the assets acquired, based on their estimated fair values at the date of acquisition.

In connection with the final purchase price allocation, Howmedica inventories were stepped-up $207.5 to fair value. This step-up was charged off as additional nonrecurring cost of sales as the acquired inventory was sold. Cost of sales for 1999 was increased as a result of the step-up, which reduced pretax earnings for 1999 by $198.2 ($128.8 net of income taxes). The Company also incurred $4.7 in charges related to the acquisition that were charged to operations during 1999 (see Note 5).

The Company recorded additional purchase liabilities of $126.5 ($80.5 net of related tax benefits) that were included in the final acquisition cost allocation. The additional purchase liabilities included severance and related costs for Howmedica employees, the cost to convert Howmedica's distribution network to direct sales and the cost associated with Howmedica facility closures and contractual obligations. The severance and related costs were provided for workforce reductions covering approximately 1,250 Howmedica employees and the cost of the distributor conversions was based on negotiated contracts. The Howmedica facility closures included two facilities in Europe and certain facilities in the United States. The contractual obligations represented noncancelable commitments for third-party research and development related to projects that were not continued after the acquisition and purchase commitments for inventory related to discontinued Howmedica products.

Substantially all of the activities for which additional purchase liabilities were recorded were completed during 1999 and 2000. These activities included the conversion of Howmedica's distribution network to direct sales and the planned workforce reductions of Howmedica employees. Payments of severance and related costs are expected to be completed by the first quarter of 2002. The two Howmedica facilities in Europe and one U.S. facility were closed during 1999, and the remaining leased facilities in the United States were closed during 2000 and 2001. Facility closure and contractual obligations include lease obligation payments that extend to 2008.

The following table provides a rollforward from December 31, 1999 to December 31, 2001 of the additional purchase liabilities recorded in connection with the acquisition of Howmedica:

			Facility
	Severance		Closures &
	& Related	Distributor	Contractual
	Costs	Conversions	Obligations
Balances at December 31, 1999	$23.1	$7.8	$13.3
Reductions	(0.1)	--	(0.4)
Payments	(20.1)	(4.2)	(5.8)
Foreign currency translation effects	(1.2)	--	(0.4)
Balances at December 31, 2000	1.7	3.6	6.7
Reductions	(0.1)	--	(0.1)
Payments	(1.4)	(0.9)	(5.2)
Foreign currency translation effects	(0.1)	--	(0.1)
Balances at December 31, 2001	$0.1	$2.7	$1.3
	==	==	==

The use of shares of Stryker common stock in connection with certain of the acquisitions discussed above represents a noncash investing activity that is not reflected in the Consolidated Statements of Cash Flows. Pro forma consolidated results would not differ significantly from reported results for any of the above acquisitions.

NOTE 5
ACQUISITION-RELATED AND RESTRUCTURING CHARGES

In 2001, 2000 and 1999, the Company recorded acquisition-related and restructuring pretax charges (credits) consisting of the following items:

	2001	2000	1999
Acquisition-related charges (credits):
Severance and related costs	$0.9	--	--
Reorganization of distribution channels	--	($1.2)	$4.7
Total acquisition-related charges (credits)	0.9	(1.2)	4.7
Restructuring charges (credits):
Reorganization of distribution channels	0.7	(2.1)	--
Severance and related costs	(0.6)	1.3	11.6
Discontinuance of product line	(0.4)	(0.4)	2.6
Other	--	1.4	--
Total restructuring charges (credits)	(0.3)	0.2	14.2
Total acquisition-related and restructuring charges (credits)	$0.6	($1.0)	$18.9
	==	==	===

The 2001 acquisition-related charges include $0.9 for severance and related costs associated with the reorganization of the Company's sales structure in Italy to accommodate the integration of the business acquired in the fourth quarter of 2001 from the Company's independent Italian distributor (see Note 4). The reorganization established a direct sales force in Italy that will distribute the Company's full product portfolio. The $0.9 charge covers severance costs for three employees in Italy and costs to cancel contracts with discontinued agents. The reorganization of the sales structure in Italy is expected to be completed in the first quarter of 2002.

The acquisition-related charges for the reorganization of Stryker's distribution channels (credit of $1.2 in 2000 and charge of $4.7 in 1999) encompassed the conversion of the remaining Osteonics distributors in the United States and certain distributors in Europe and the Pacific to direct sales in the form of branches or agents to accommodate the integration of the Howmedica sales force. These conversions provided the Company greater control over the distribution channels and facilitated the integration with the Howmedica organization. The cost of the conversions was based on contractual terms.

The 2001 restructuring credits of $0.3 relate to various restructuring events in the fourth quarter of 2001. The $0.7 charge related to reorganization of distribution channels reflects the cost to terminate a distributor in Latin America. The cost of the termination is based on contractual terms. The $0.6 credit for severance and related costs reflects charges of $0.8 offset by credits of $1.4. The $0.8 charge covers severance costs for 10 employees in Europe. Planned workforce reductions are expected to be completed in the first quarter of 2002. The $1.4 credit relates to a reduction in the expected cost to complete headcount reductions associated with the 2000 and 1999 reorganizations of the Company's European and Japanese distribution operations. The $0.4 credit related to discontinuance of product line represents a reversal of remaining loss reserves established in Japan for discontinued ophthalmology inventories sold on a contingent basis in 1999.

The 2000 restructuring charges of $0.2 relate to various restructuring events in the fourth quarter of 2000. The credit of $2.1 related to reorganization of distribution channels reflects a charge of $0.6 to terminate two small European distributors, offset by a credit of $2.7 to reverse reserves for a distributor reorganization that was charged to operations in 1996. The delay in the use of the 1996 reserves occurred because the distributor is located in a country where Howmedica had a direct sales operation. The purchase of the Howmedica assets in this country was delayed because of the lengthy regulatory approval process there and was completed in 2000. After evaluating its business in this country, the Company decided not to terminate the distributor and reversed the previously recorded reserve. Severance and related costs of $1.3 reflect charges of $4.0 partially offset by a credit of $2.7. The $4.0 charge covers severance costs for 95 employees, primarily in Europe. The planned workforce reductions were completed in 2001 and the remaining amount of this reserve has been reversed in 2001. The $2.7 credit relates to a reduction in the expected cost to complete the headcount reductions associated with the 1999 reorganization of the Company's Japanese distribution operations. The $0.4 credit related to discontinuance of product line represents a reversal of a portion of the loss reserves established in Japan for discontinued ophthalmology inventories sold on a contingent basis in 1999. The other charges of $1.4 represent asset write-offs, primarily for goodwill and inventory, and lease commitments associated with certain operations, principally in Europe, that were closed in the fourth quarter of 2000.

The 1999 restructuring charges of $14.2 relate to the reorganization of Stryker's Japanese distribution operation to accommodate the integration with Howmedica and to discontinue the distribution of ophthalmology products in Japan. The charges include $11.6 to cover severance-related costs for approximately 110 employees and $2.6 for costs associated with the discontinuance of the ophthalmology product line. Planned workforce reductions have been completed and the remaining amount of this reserve has been reversed in 2001. The $2.6 in costs for the discontinuance of the ophthalmology product line was provided to cover obsolescence of remaining ophthalmology inventories, including loss reserves on certain remaining inventory sold on a contingent basis to a Japanese distribution company in 1999. The Company exited the ophthalmology business at the end of 1999. Net sales of ophthalmology products were $7.7 for 1999.

The following table provides a rollforward of remaining liabilities associated with acquisition-related, restructuring and special pretax charges recorded by the Company in 2001, 2000, 1999, 1998 and 1996:

	Distributor	Severance &	Discontinuance
	Conversions	Related Costs	of Product Line	Other
Balance at January 1, 1999	$17.8	--	--	--
Additions recognized as charges in the 1999
Consolidated Statement of Earnings	4.7	$11.6	$2.6	--
Payments	(9.1)	(8.5)	--	--
Inventory write-offs	--	--	(1.9)	--
Foreign currency translation effects	--	1.2	0.3	--
Balances at December 31, 1999	13.4	4.3	1.0	--
Additions (reductions) recognized as charges (credits)
in the 2000 Consolidated Statement of Earnings	(3.3)	1.3	(0.4)	$1.4
Payments	(6.8)	(0.5)	--	--
Asset write-offs	--	--	--	(1.0)
Foreign currency translation effects	0.1	(0.4)	(0.2)	0.1
Balances at December 31, 2000	3.4	4.7	0.4	0.5
Additions (reductions) recognized as charges (credits)
in the 2001 Consolidated Statement of Earnings	0.7	0.3	(0.4)	--
Payments	(1.4)	(2.0)	--	(0.3)
Foreign currency translation effects	(0.1)	(0.4)	--	--
Balances at December 31, 2001	$2.6	$2.6	$0.0	$0.2
	==	==	==	==

NOTE 6
BORROWINGS AND OTHER FINANCING ARRANGEMENTS

Long-term debt is as follows:

	December 31
	2001	2000
U.S. dollar revolving loans	$650.0	--
Term loans	--	$767.3
Multicurrency loans	67.2	225.0
Other	5.4	20.2
	722.6	1,012.5
Less current maturities	1.7	136.0
	$720.9	$876.5
	====	====

In December 2001, the Company established $1,000.0 in Unsecured Credit Facilities. These Facilities replaced the $1,650.0 Senior Secured Credit Facilities that were established in 1998 in conjunction with the acquisition of Howmedica. A total of $730.5 was initially drawn under the new Credit Facilities, of which $642.7 prepaid the debt outstanding under the 1998 Facilities and $87.8 was used to terminate the Company's synthetic lease and purchase its Mahwah, New Jersey, manufacturing and distribution facility (see Note 12).

The Unsecured Credit Facilities include a $250.0 364-day revolving credit agreement and a $750.0 five-year, nonamortizing, revolving credit agreement. The $250.0 364-day revolving credit agreement bears interest at a base rate, as defined, plus an applicable margin ranging from 0.245% to 0.800%, depending on the Company's debt rating. The $750.0 five-year, nonamortizing, revolving credit agreement has a $250.0 multicurrency sublimit, under which yen and euro can be borrowed. The five-year facility also has a $50.0 swing line sublimit and a $100.0 letter of credit sublimit. The five-year facility bears interest at a base rate, as defined, plus an applicable margin ranging from 0.235% to 0.775%, depending on the Company's debt rating. The Unsecured Credit Facilities require a commitment fee ranging from 0.055% to 0.225% on the aggregate commitment of the facilities, depending on the Company's debt rating. In addition, a utilization fee of 0.125% is required when the sum of the outstanding amounts exceeds 50% of the aggregate commitments. At December 31, 2001, the weighted average interest rate for all borrowings under the Unsecured Credit Facilities, after considering the effects of the Company's interest rate swaps, was 4.90%. The Facilities require the Company to comply with certain financial and other covenants.

At December 31, 2001, the Company had borrowed yen 4,820.5 and euro 33.2 under the multicurrency sublimit available under the five-year revolving credit agreement. The yen borrowing acts as a hedge of the Company's net investment in Japan. As a result, adjustments made to the loan balance to reflect applicable currency exchange rates at December 31 are included within accumulated other comprehensive gain (loss) in stockholders' equity.

The $1,650.0 Senior Secured Credit Facilities that were prepaid in December 2001 consisted of $1,150.0 in term loans, a six-year $250.0 U.S. revolving credit facility and a six-year $250.0 reducing multicurrency facility. The Senior Secured Credit Facilities had a weighted average interest rate for all borrowings, after considering the effects of the Company's interest rate swaps, of 7.05% during 2001.

The prepayment of the remaining amounts outstanding under the Senior Secured Credit Facilities in December 2001 resulted in the write-off of related unamortized deferred loan costs of $7.1, which has been reflected as an extraordinary loss of $4.8 (net of income taxes of $2.3; $.02 per basic and diluted share) in the Consolidated Statements of Earnings.

The Company has fixed the base rate on a $550.0 notional amount of the variable-rate borrowings at an average rate of 5.44% using interest rate swaps (see Note 2).

Maturities of debt for the four years succeeding 2002 are: 2003 - $0.2; 2004 - $0.1; 2005 - $0.1; and 2006 - $717.4.

The carrying amounts of the Company's long-term debt approximate their fair values, based on the quoted amounts for similar types of borrowing agreements.

Interest paid on debt was $66.9 in 2001, $94.3 in 2000 and $126.1 in 1999 and approximates interest expense.

NOTE 7
CAPITAL STOCK

The Company has key employee and director stock option plans under which options are granted at a price not less than fair market value at the date of grant. The options are granted for periods of up to 10 years and become exercisable in varying installments. A summary of stock option activity follows:

		Weighted-
		Average
	Shares	Exercise Price
Options outstanding at January 1, 1999	7.7	$11.19
Granted	2.9	24.28
Canceled	(0.3)	19.90
Exercised	(0.6)	6.03
Options outstanding at December 31, 1999	9.7	15.18
Granted	2.8	32.45
Canceled	(0.2)	23.41
Exercised	(1.1)	7.42
Options outstanding at December 31, 2000	11.2	20.19
Granted	2.0	46.86
Canceled	(0.2)	26.78
Exercised	(0.8)	13.06
Options outstanding at December 31, 2001	12.2	$24.87
	===

Price range $5.59 - $10.00	1.2	$6.29
Price range $10.01 - $20.00	3.9	14.50
Price range $20.01 - $30.00	2.5	24.25
Price range $30.01 - $40.00	2.6	32.41
Price range $40.01 - $53.39	2.0	46.85
Options outstanding at December 31, 2001	12.2	$24.87
	===

Shares reserved for future grants were 11.2 and 13.0 at December 31, 2001 and 2000, respectively.

Exercise prices for options outstanding as of December 31, 2001 ranged from $5.59 to $53.39. A summary of shares exercisable follows:

		Weighted-
		Average
	Shares	Exercise Price
Price range $5.59 - $10.00	1.2	$6.29
Price range $10.01 - $20.00	3.0	13.91
Price range $20.01 - $30.00	1.0	24.24
Price range $30.01 - $45.19	0.5	32.46
Shares exercisable at December 31, 2001	5.7	$15.75
	===

The Company follows APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Earnings for options issued under Company stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share would have been as follows:

	2001	2000	1999
Net earnings:
As reported	$267.0	$221.0	$19.4
Pro forma	255.2	211.1	13.7

Basic net earnings per share:
As reported	$1.36	$1.13	$.10
Pro forma	$1.30	$1.08	$.07

Diluted net earnings per share:
As reported	$1.32	$1.10	$.10
Pro forma	$1.26	$1.05	$.07

The weighted-average fair value per share of options granted during 2001, 2000 and 1999, estimated on the date of grant using the Black-Scholes option pricing model, was $21.76, $14.82 and $11.68, respectively. The fair value of options granted is estimated on the date of grant using the following assumptions:

	2001	2000	1999
Risk-free interest rate	4.99%	5.17%	6.46%
Expected dividend yield	0.15%	0.26%	0.29%
Expected stock price volatility	38.0%	37.0%	38.0%
Expected option life	6.6 years	6.5 years	6.4 years

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

NOTE 8
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2001	2000	1999
Earnings before extraordinary item	$271.8	$221.0	$19.4
Extraordinary loss, net of income taxes	(4.8)	--	--
Net earnings	$267.0	$221.0	$19.4
	====	====	===
Weighted-average shares outstanding for basic
earnings per share	196.3	195.1	193.8
Effect of dilutive employee stock options	6.7	6.0	4.8
Adjusted weighted-average shares outstanding
for diluted earnings per share	203.0	201.1	198.6
	====	====	===
Basic earnings per share of common stock:
Before extraordinary item	$1.38	$1.13	$.10
Extraordinary loss	($.02)	--	--
Net earnings	$1.36	$1.13	$.10
Diluted earnings per share of common stock:
Before extraordinary item	$1.34	$1.10	$.10
Extraordinary loss	($.02)	--	--
Net earnings	$1.32	$1.10	$.10

NOTE 9
RETIREMENT PLANS

Certain of the Company's subsidiaries have defined benefit plans covering some or all of their employees. All of the defined benefit plans have benefit obligations in excess of plan assets. A summary of the information related to all of the Company's defined benefit plans is as follows:

	December 31
	2001	2000
Change in benefit obligations:
Benefit obligations at beginning of year	$71.3	$67.6
Service cost	3.9	3.8
Interest cost	4.1	3.9
Foreign exchange impact	(2.2)	(3.6)
Employee contributions	0.4	0.4
Plan amendments	0.4	2.4
Actuarial and curtailment losses (gains)	2.0	(0.2)
Plan termination	(8.1)	--
Benefits paid	(3.3)	(3.0)
Benefit obligations at end of year	68.5	71.3
Change in plan assets:
Fair value of plan assets at beginning of year	59.8	60.9
Actual return	(1.3)	1.5
Employer contributions	3.8	2.5
Employee contributions	0.4	0.4
Foreign exchange impact	(1.5)	(2.5)
Plan termination	(9.9)	--
Benefits paid	(3.3)	(3.0)
Fair value of plan assets at end of year	48.0	59.8
Amount underfunded	(20.5)	(11.5)
Unrecognized net actuarial gain	(1.6)	(7.6)
Unrecognized transition amount	0.7	0.8
Unrecognized prior service cost	2.1	2.6
Accrued benefit liability recognized in Consolidated Balance Sheets	($19.3)	($15.7)
	===	===
Weighted-average assumptions as of December 31:
Discount rate	6.1%	6.2%
Expected return on plan assets	6.6%	6.6%
Rate of compensation increase	3.3%	3.2%

	2001	2000	1999
Components of net periodic benefit cost:
Service cost	$3.9	$3.8	$4.5
Interest cost	4.1	3.9	3.9
Expected return on plan assets	(3.8)	(3.9)	(3.9)
Amortization of transition amounts and
prior service cost	0.3	0.3	0.2
Recognized actuarial gain	(0.2)	(0.2)	(0.3)
Plan termination loss	0.5	--	--
Net periodic benefit cost	$4.8	$3.9	$4.4
	===	===	===

A subsidiary of the Company terminated its defined benefit plan in 2001 and transferred the plan assets and related benefit obligations to a defined contribution retirement plan. The loss on plan termination was $0.5.

Retirement plan expense under the Company's profit sharing and defined contribution retirement plans totaled $36.5 in 2001, $31.9 in 2000 and $31.9 in 1999. A portion of the Company's retirement plan expenses was funded with Stryker common stock totaling $3.4 in 2001, $3.1 in 2000 and $2.0 in 1999. The use of Stryker common stock represents a noncash investing activity that is not reflected in the Consolidated Statements of Cash Flows. The amount of Stryker common stock held by the Company's defined contribution retirement plans totaled $42.6 (0.7 shares) and $34.3 (0.7 shares) as of December 31, 2001 and 2000, respectively. The value of Stryker common stock as a percentage of total defined contribution retirement plan assets was 17.9% as of December 31, 2001 and 14.9% as of December 31, 2000.

NOTE 10
INCOME TAXES

Earnings before income taxes and extraordinary item consist of the following:

	2001	2000	1999
United States operations	$241.2	$197.4	$40.5
Foreign operations	164.5	137.5	(10.7)
	$405.7	$334.9	$29.8
	====	====	====

The components of the provision for income taxes follow:

	2001	2000	1999
Current income tax expense:
Federal	$51.4	$44.8	$38.1
State, including Puerto Rico	14.2	10.1	3.8
Foreign	39.2	30.3	17.2
	104.8	85.2	59.1
Deferred income tax expense (credit)	29.1	28.7	(48.7)
	$133.9	$113.9	$10.4
	====	====	===

A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate follows:

	2001	2000	1999
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State taxes, less effect of federal deduction	1.5	1.7	10.7
Tax benefit relating to operations in Ireland and Puerto Rico	(7.1)	(6.9)	(30.5)
Earnings of Foreign Sales Corporation	(0.9)	(2.2)	(12.0)
Nondeductible (deductible) permanent differences	(1.3)	3.7	18.6
Tax benefit relating to foreign tax credit	(0.1)	(2.2)	(11.9)
Foreign income taxes at rates different from the
U.S. statutory rate	6.7	7.1	27.6
Other	(0.8)	(2.2)	(2.6)
	33.0%	34.0%	34.9%
	===	===	===

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant temporary differences, which comprise the Company's deferred tax assets and liabilities, is as follows:

	December 31
	2001	2000
Deferred tax assets:
Inventories	$84.6	$95.1
Accounts receivable and other assets	7.9	11.9
Other accrued expenses	33.5	36.7
Depreciation and amortization	33.3	43.0
State taxes	7.5	7.1
Net operating loss carryforwards	34.4	38.4
Other	30.7	20.5
Total deferred tax assets	231.9	252.7
Deferred tax liabilities:
Depreciation and amortization	(33.7)	(45.5)
Other accrued expenses	(5.0)	(4.6)
Interest rate swaps	(7.6)	--
Other	(18.4)	(7.7)
Total deferred tax liabilities	(64.7)	(57.8)
Total net deferred tax assets	$167.2	$194.9
	=====	=====

Net operating loss carryforwards totaling approximately $96.0 at December 31, 2001 are available to reduce future taxable earnings of certain foreign subsidiaries. A significant portion of these carryforwards may be carried forward indefinitely.

Deferred tax assets and liabilities are included in the Consolidated Balance Sheets as follows:

	December 31
	2001	2000
Current assets -- Deferred income taxes	$171.5	$168.7
Noncurrent assets -- Deferred income taxes	60.4	84.0
Current liabilities -- Accrued expenses and other liabilities	(12.0)	(7.3)
Noncurrent liabilities -- Other liabilities	(52.7)	(50.5)
Total net deferred tax assets	$167.2	$194.9
	====	====

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings ($472.5 at December 31, 2001) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Total income taxes paid were $63.0 in 2001, $75.3 in 2000 and $69.4 in 1999.

NOTE 11
SEGMENT AND GEOGRAPHIC DATA

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma and spinal implants. The MedSurg Equipment segment sells powered surgical instruments, endoscopic systems, medical video imaging equipment, hospital beds and stretchers and Leibinger craniomaxillofacial implants and image-guided surgical systems. Other includes Physical Therapy Services and corporate administration, interest expense and interest income.

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net earnings of each segment. Identifiable assets are those assets used exclusively in the operations of each business segment or are allocated when used jointly. Corporate assets are principally cash and cash equivalents, investments and property, plant and equipment.

Sales and other financial information by business segment follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Year ended December 31, 2001
Net sales	$1,442.5	$978.9	$180.9	$2,602.3
Interest income	--	--	2.2	2.2
Interest expense	--	--	67.9	67.9
Depreciation and amortization expense	129.6	34.6	7.8	172.0
Acquisition-related and restructuring charges (credits)	0.8	(0.2)	--	0.6
Income taxes (credit)	111.1	54.5	(31.7)	133.9
Segment earnings (loss) before extraordinary item	197.7	115.5	(41.4)	271.8
Extraordinary loss, net of income taxes	--	--	(4.8)	(4.8)
Segment net earnings (loss)	197.7	115.5	(46.2)	267.0
Total assets	1,737.6	574.6	111.4	2,423.6
Capital expenditures	133.5	21.6	6.8	161.9
Year ended December 31, 2000
Net sales	1,313.0	829.1	147.3	2,289.4
Interest income	--	--	4.1	4.1
Interest expense	--	--	96.6	96.6
Depreciation and amortization expense	132.8	29.6	6.2	168.6
Acquisition-related and restructuring charges (credits)	(1.8)	0.5	0.3	(1.0)
Income taxes (credit)	112.7	50.5	(49.3)	113.9
Segment net earnings (loss)	174.1	103.4	(56.5)	221.0
Total assets	1,739.1	588.2	103.5	2,430.8
Capital expenditures	56.5	19.1	5.1	80.7
Year ended December 31, 1999
Net sales	1,248.2	733.5	122.0	2,103.7
Interest income	--	--	4.2	4.2
Interest expense	--	--	122.6	122.6
Depreciation and amortization expense	128.2	29.1	5.5	162.8
Additional cost of sales for inventory
stepped-up to fair value	170.6	27.6	--	198.2
Acquisition-related and restructuring charges	9.5	9.4	--	18.9
Income taxes (credit)	43.9	21.8	(55.3)	10.4
Segment net earnings (loss)	30.8	68.0	(79.4)	19.4
Total assets	1,916.5	559.1	104.9	2,580.5
Capital expenditures	48.3	23.5	4.6	76.4

The Company's areas of operation outside of the United States, Japan and Europe principally include the Pacific, Canada, Latin America and the Middle East. Geographic information follows:

	Net	Long-Lived
	Sales	Assets
Year ended December 31, 2001
United States	$1,688.4	$780.7
Europe	414.5	455.6
Japan	266.5	94.1
Other foreign countries	232.9	39.7
	$2,602.3	$1,370.1
	=====	=====
Year ended December 31, 2000
United States	$1,408.2	$715.4
Europe	380.5	472.9
Japan	280.1	119.3
Other foreign countries	220.6	42.2
	$2,289.4	$1,349.8
	=====	=====
Year ended December 31, 1999
United States	$1,228.4	$746.7
Europe	416.8	498.5
Japan	266.7	143.1
Other foreign countries	191.8	39.1
	$2,103.7	$1,427.4
	=====	=====

Gains (losses) on foreign currency transactions, which are included in other expense (income), totaled $0.1, ($4.6) and $1.0 in 2001, 2000 and 1999, respectively.

NOTE 12
LEASES

The Company leases various manufacturing and office facilities and equipment under operating leases. Future minimum lease commitments under these leases are as follows:

2002	$31.1
2003	24.2
2004	16.8
2005	10.8
2006	7.4
Thereafter	14.2
$104.5
====

Rent expense totaled $51.6 in 2001, $42.2 in 2000 and $42.3 in 1999.

In December 1999, the Company entered into a five-year lease for a new office, manufacturing and distribution facility to be built in Mahwah, New Jersey. In December 2001, the Company terminated this lease by purchasing the facility for $87.8.

NOTE 13
CONTINGENCIES

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company records amounts for losses that are deemed to be probable and subject to reasonable estimate. However, the Company does not anticipate material losses as a result of these proceedings beyond amounts already provided in the accompanying financial statements.

SUMMARY OF QUARTERLY DATA (UNAUDITED)
Stryker Corporation and Subsidiaries
(in millions, except per share data)

	2001 Quarter Ended					2000 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31		March 31	June 30	Sept. 30	Dec. 31

Net sales	$634.2	$639.0	$619.3	$709.8		$562.1	$566.5	$548.4	$612.4

Gross profit	401.9	401.7	390.5	444.4		360.5	363.5	353.7	396.5

Earnings before
extraordinary item
and income taxes	95.7	98.1	90.4	121.5		78.5	79.8	75.8	100.8

Earnings before
extraordinary item	64.1	65.7	60.6	81.4		51.8	52.7	50.0	66.5

Extraordinary loss, net
of income taxes	--	--	--	(4.8)		--	--	--	--

Net earnings	64.1	65.7	60.6	76.6		51.8	52.7	50.0	66.5

Net earnings per share
of common stock:
Basic	.33	.33	.31	.41	(a)	.27	.27	.26	.34
Diluted	.32	.32	.30	.40	(a)	.26	.26	.25	.33

Market price of
common stock:
High	57.00	59.95	63.20	59.40		40.66	45.00	50.00	57.75
Low	43.30	49.04	44.78	51.19		24.39	31.13	38.63	38.50

The price quotations reported above were supplied by the New York Stock Exchange.

(a)   Excludes net extraordinary loss per share of $.02 basic and $.02 diluted.

REPORT OF INDEPENDENT AUDITORS
The Board of Directors and Stockholders of Stryker Corporation:

We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan
January 29, 2002

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company appearing under the caption "Election of Directors" in the 2002 proxy statement is incorporated herein by reference.

Information regarding the executive officers of the Company appears below. All officers are elected annually. Reported ages are as of January 31, 2002. As previously reported, John W. Brown, the Company's Chairman, President and Chief Executive Officer, underwent successful elective heart surgery on March 11, 2002. Mr. Brown is expected to resume his duties full time in approximately six to eight weeks. During his absence, Stephen Si Johnson, Vice President of the Company and Group President, Stryker MedSurg, will serve as Acting Chief Executive Officer.

John W. Brown, age 67, has been Chairman of the Board since January 1981, and President and Chief Executive Officer of the Company since February 1977. He is also a director of National City Corporation, a bank, the American Business Conference, an association of mid-size growth companies, and the Advanced Medical Technology Association.

J. Patrick Anderson, age 52, was appointed Vice President of Business Development and Assistant to the Chairman upon joining the Company in September 1998. He had previously been Vice President of Business Development for Semasys Inc., a retail merchandising company, since 1994 and had held various management positions during eleven years of service to Proctor & Gamble.

Dean H. Bergy, age 42, was appointed Vice President, Finance in October 1998. Previously he was Vice President, Finance of the Stryker Medical division since October 1996 and Controller of the Company from June 1994. Prior to joining the Company in June 1994, he was a Senior Manager with Ernst & Young LLP.

Christopher F. Homrich, age 42, was appointed Vice President of the Company in April 2001 and was appointed Treasurer upon joining the Company in April 1996. He had previously been Assistant Treasurer at Ingram Industries Inc., a privately held corporation with business activities including wholesale distribution of microcomputer products, books and video cassettes, inland marine transportation, oil and gas wellhead manufacturing and insurance.

Stephen Si Johnson, age 45, was appointed Vice President of the Company in February 2000 and was appointed Group President, MedSurg in September 1999. He had previously been President of Stryker Instruments since 1995. After joining the Company in 1980 he held various sales and marketing positions in the MedSurg Group and was appointed General Manager of Stryker Instruments in 1992 and Executive Vice President of Stryker Instruments in 1994.

James E. Kemler, age 44, was appointed Vice President of the Company and Group President, Stryker Biotech, Spine and Trauma in August 2001. He had previously been President of Stryker Biotech since 1996 and General Manager of Stryker Biotech since October 1995. Prior to joining the Company in October 1995, he spent 11 years with Baxter International Inc. in a variety of marketing, manufacturing and financial management positions, which included three years in Baxter's German subsidiary.

James R. Lawson, age 57, was appointed Group President, Stryker International in October 2001. Previously he was President of Stryker Europe since February 2000 and has been a Vice President of the Company since July 1999. Upon joining the Company in December 1998, he served as Senior Vice President of Sales, Marketing and Product Development for Stryker Howmedica Osteonics and became President, Worldwide Business Development for Stryker Corporation in July 1999. Prior to the Howmedica acquisition, he was Senior Vice President, Sales and Customer Service of the Howmedica division of Pfizer Inc. since 1996. He had been associated with Howmedica for 29 years where he had also been a Sales Representative and owner of a Howmedica distributorship.

Edward B. Lipes, age 49, was appointed Group President of Stryker Howmedica Osteonics in November 1998 and has been a Vice President of the Company since May 1994. He held the position of President, Osteonics Corp. from August 1989 and President, Physiotherapy Associates, Inc. upon joining the Company in April 1988. He had previously spent ten years with Baxter International Inc. in manufacturing management and strategic planning. Prior to joining the Company, he was General Manager of Baxter New Zealand Ltd.

Eric Lum, age 44, was appointed Vice President, Tax in March 2001. He joined the Company in 1987 as Tax Manager and was promoted to Director of Tax in 1991. He had previously been a Tax Manager at PricewaterhouseCoopers LLP.

Michael R. Mainelli, Jr., age 40, was appointed President, Stryker Spine in July 1999 and has been a Vice President of the Company since joining the Company in April 1996. Prior to his current assignment, he was President of Nippon Stryker K.K. since 1998 and Representative Director and President of Matsumoto Medical Instruments, Inc. since 1997. He had previously spent twelve years with General Electric Company in manufacturing, marketing, and product line management positions. Prior to joining the Company, he was most recently responsible for worldwide planning, development and marketing of magnetic resonance imaging products at GE Medical Systems.

Michael W. Rude, age 40, was appointed Vice President of Human Resources upon joining the Company in July 2000. He had previously been Vice President, Human Resources for the SCIMED Division of Boston Scientific Corporation since April 1996. Prior to his assignment at SCIMED he had held various Human Resources/Development positions.

David J. Simpson, age 55, was appointed Vice President, Chief Financial Officer and Secretary upon joining the Company in June 1987. He had previously been Vice President and Treasurer of Rexnord Inc., a manufacturer of industrial and aerospace products, since July 1985.

Thomas R. Winkel, age 49, was appointed Vice President of Administration of the Company in December 1998 and has been a Vice President of the Company since December 1984. He had previously been President of Stryker Americas/Middle East since March 1992 and Vice President, Administration since June 1987. Since joining the Company in October 1978, he has held various other positions, including Assistant Controller, Secretary and Controller.

Jeffrey R. Winter, age 43, was appointed Controller upon joining the Company in October 1996. He had previously been a Senior Manager at Ernst & Young LLP.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of the management of the Company appearing under the captions "Director Compensation" and "Executive Compensation" in the 2002 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions "Beneficial Ownership of More than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the 2002 proxy statement is incorporated herein by reference.

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
(i)

Composite copy of Restated Articles of Incorporation as amended through April 19, 2000 - Incorporated by reference to Exhibit 3(i) to the Company's Form 10-K for the year ended December 31, 2000 (Commission File No. 0-9165).

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

(i)

Form of $750 million Five-Year Credit Agreement, dated as of December 21, 2001, among the Company and the Agents and other Lenders party thereto - Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated January 4, 2002 (Commission File No. 0-9165).

(a) Amendment No. 1 to $750 million Five-Year Credit Agreement, dated January 30, 2002, among the Company and the Agents and other Lenders party thereto.

(ii)

Form of $250 million 364-Day Credit Agreement, dated as of December 21, 2001, among the Company and the Agents and other Lenders party thereto - Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated January 4, 2002 (Commission File No. 0-9165).

(a) Amendment No. 1 to $250 million 364-Day Credit Agreement, dated January 30, 2002, among the Company and the Agents and other Lenders party thereto.

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

(iii)*	Description of bonus arrangements between the Company and certain officers, including Messrs. Brown, Johnson, Lawson, Lipes and Simpson.

Exhibit 11 -	Statement re: computation of per share earnings
(i)	Note 8 - "Earnings per Share" on page 48 of this report.

Exhibit 21 -	Subsidiaries of the registrant
(i)	List of Subsidiaries.

Exhibit 23 -	Consents of experts and counsel
(i)	Consent of Ernst & Young, LLP.

(b) Reports on Form 8-K - No reports on Form 8-K were required to be filed in the fourth quarter of 2001.

(c) Exhibits - Exhibit Index appears on page 65 of this report.

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

STRYKER CORPORATION

Date: 3/15/01	/s/ DAVID J. SIMPSON
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
John S. Lillard - Director

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 31, 2001

STRYKER CORPORATION
KALAMAZOO, MICHIGAN

FORM 10-K - ITEM 14(a)(1), (2) and (d).

STRYKER CORPORATION AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Stryker Corporation and subsidiaries and report of independent auditors are included in Item 8:

The following consolidated financial statement schedule of Stryker Corporation and subsidiaries is included in Item 14(d):

Schedule II - Valuation and qualifying accounts	64

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

STRYKER CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E	Column F

		Additions		Deductions

	Balance	Charged	Charged to
	at	to	Other			Balance
	Beginning	Costs &	Accounts			at End
Description	of Period	Expenses	Describe (a)	Describe (b)	Describe (c)	of Period

DEDUCTED FROM ASSET ACCOUNTS

Allowance for Doubtful Accounts

Year ended December 31, 2001	$28.8	$16.9		$7.4	$2.0	$36.3
	=====	=====		=====	=====	=====
Year ended December 31, 2000	$28.3	$7.2	$0.2	$6.5	$0.4	$28.8
	=====	=====	=====	=====	=====	=====
Year ended December 31, 1999	$21.6	$15.0		$6.4	$1.9	$28.3
	=====	=====		=====	=====	=====

(a)  Increase resulting from acquisitions.
(b)  Uncollectible amounts written off, net of recoveries.
(c)  Effect of changes in foreign exchange rates.

FORM 10-K - ITEM 14(C).
STRYKER CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Page
Exhibit			No. *
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.
	(i)	Form of Stock and Asset Purchase Agreement, dated August 13, 1998.	**59

	(ii)	Form of Amendment No.1 to the Purchase Agreement, dated October 22, 1998.	**59

(3)	Articles of incorporation and by-laws.
	(i)	Composite copy of Restated Articles of Incorporation as amended through April 19, 2000.	**59

	(ii)	By Laws.	**59

(4)	Instruments defining the rights of security holders, including indentures.
	(i)	Form of $750 million Five-Year Credit Agreement, dated December 21, 2001.	**60

		(a) Amendment No. 1 to $750 million Five-Year Credit Agreement, dated January 30, 2002	66

	(ii)	Form of $250 million 364-Day Credit Agreement, dated December 21, 2001.	**60

		(a) Amendment No. 1 to $250 million 364-Day Credit Agreement, dated January 30, 2002.	69

(10)	Material contracts.
	(i)	1998 Stock Option Plan.	**60

	(ii)	Supplemental Savings and Retirement Plan (as Amended Effective January 1, 1996).	**60

	(iii)	Description of bonus arrangements between the Company and certain officers, including
		Messrs. Brown, Johnson, Lawson, Lipes and Simpson.	72

(11)	Statement re: computation of per share earnings.
	(i)	Note 8 - "Earnings per Share" on page 48 of this report.	48

(21)	Subsidiaries of the registrant.
	(i)	List of Subsidiaries.	72

(23)	Consents of experts and counsel.
	(i)	Consent of Ernst & Young, LLP.	74

*	Page number in sequential numbering system where such exhibit can be found, or it is stated that such exhibit is incorporated by reference.
**	Incorporated by reference in this Annual Report on Form 10-K.

EXHIBIT (4)(i)(a)

AMENDMENT NO. 1 TO CREDIT AGREEMENT

THIS AMENDMENT NO. 1 TO CREDIT AGREEMENT (this "Amendment") is made and entered into as of the 30th day of January, 2002, by and among STRYKER CORPORATION, a Michigan corporation (the "Borrower"), the REQUIRED LENDERS (as defined in the Credit Agreement described below), and BANK OF AMERICA, N.A., as administrative agent (the "Administrative Agent") for the lenders (the "Lenders") from time to time party to the Credit Agreement (defined below).

W I T N E S S E T H:

WHEREAS, the Borrower, the Administrative Agent, the Required Lenders and the other Lenders have entered into that certain Multi-Year Credit Agreement dated as of December 21, 2001 (the "Credit Agreement"), pursuant to which the Lenders made available to the Borrower a revolving line of credit in the amount of up to $750,000,000; and

WHEREAS, the Borrower has requested that the Required Lenders and the Administrative Agent amend the Credit Agreement and the Required Lenders and the Administrative Agent have agreed, subject to the terms of this Amendment, to amend the Credit Agreement in the manner set forth herein;

NOW, THEREFORE, in consideration of the mutual covenants and the fulfillment of the conditions set forth herein, the parties hereto do hereby agree as follows:

1. Definitions. Any capitalized terms used herein without definition shall have the meanings set forth in the Credit Agreement.

2. Amendment of Section 4.02(a) of the Credit Agreement. Subject to the terms and conditions set forth herein, Section 4.02(a) is hereby deleted in its entirety and replaced with the following:

(a) The representations and warranties of the Borrower contained in Article V (other than those representations and warranties in Sections 5.01(c), 5.01(d), 5.06(b), the first sentence of Section 5.07, all of Sections 5.08 and 5.09, the last sentence of Section 5.11, all of Section 5.12, and the last sentence of Section 5.16) or in any other Loan Documents shall be true and correct on and as of the date of such Credit Extension, Conversion or Continuation, except to the extent that such representations and warranties specifically refer to an earlier date, in which case they shall be true and correct as of such earlier date.

3. Amendment of Section 5.05 of the Credit Agreement. Subject to the terms and conditions set forth herein, Section 5.05 is hereby amended in the following manner:

(a) The heading of Section 5.05 is hereby deleted in its entirety and replaced with "Financial Statements."

(b) Section 5.05(c) is hereby deleted in its entirety.

4. Amendment of Section 5.13 of the Credit Agreement. Subject to the terms and conditions set forth herein, Section 5.13 is hereby amended so that the word "The" in the beginning of the first line thereof is replaced with "As of the Closing Date, the".

5. Amendment of Section 5.15 of the Credit Agreement. Subject to the terms and conditions set forth herein, Section 5.15 is hereby amended so that the word "The" in the beginning of the first line thereof is replaced with "As of the Closing Date, the".

6. Amendment of Exhibit A-2 of the Credit Agreement. Subject to the terms and conditions set forth herein, Exhibit A-2 is hereby amended by deleting subsection (a) in its entirety and replacing it with the following:

(a) The representations and warranties of the Borrower contained in Article V of the Agreement (other than those representations and warranties in Sections 5.01(c), 5.01(d), 5.06(b), the first sentence of Section 5.07, all of Sections 5.08 and 5.09, the last sentence of Section 5.11, all of Section 5.12, and the last sentence of Section 5.16), or which are contained in any certificate, document or financial or other statement furnished at any time under or in connection with the Agreement, are and will be correct on and as of the date of this Request for Alternative Rate, except to the extent that such representations and warranties specifically refer to any earlier date; and

7. Amendment of Exhibit C of the Credit Agreement. Subject to the terms and conditions set forth herein, Exhibit C is hereby amended by deleting the "$1,000,000" in the second parenthetical in Section 2 and replacing it with "$500,000".

8. Entire Agreement. This Amendment sets forth the entire understanding and agreement of the parties hereto in relation to the subject matter hereof and supersedes any prior negotiations and agreements among the parties relative to such subject matter. No promise, condition, representation or warranty, express or implied, not herein set forth shall bind any party hereto, and not one of them has relied on any such promise, condition, representation or warranty. Each of the parties hereto acknowledges that, except as in this Amendment otherwise expressly stated, no representations, warranties or commitments, express or implied, have been made by any party to the other. None of the terms or conditions of this Amendment may be changed, modified, waived or canceled orally or otherwise, except by writing, signed by the parties required under the terms of the Credit Agreement, specifying such change, modification, waiver or cancellation of such terms or conditions, or of any proceeding or succeeding breach thereof.

9. Full Force and Effect of Agreement. Except as hereby specifically amended, modified, waived or supplemented, the Credit Agreement and all other Loan Documents are hereby confirmed and ratified in all respects and shall remain in full force and effect according to their respective terms.

10. Representations and Warranties. The Borrower hereby represents and warrants to the Administrative Agent and each Required Lender that:

(a) The representations and warranties set forth in Article V of the Credit Agreement, and in each other Loan Document, including any Schedules thereto, are true and correct in all material respects on and as of the date hereof with the same effect as if made on and as of the date hereof, except to the extent such representations and warranties expressly relate solely to an earlier date, and except to the extent of any changes to the above-referenced Schedules that are not adverse to the condition (financial or otherwise), operations, business, assets, liabilities (actual or contingent), revenues, cash flows or prospects of the Borrower.

(b) The Borrower is in compliance with all the terms and conditions of the Credit Agreement and the other Loan Documents on its part to be observed or performed and no Default or Event of Default has occurred or is continuing under the Credit Agreement.

(c) The execution, delivery and performance by the Borrower of this Amendment has been duly authorized by the Borrower.

11. Effectiveness. This Amendment shall become effective only upon receipt by the Administrative Agent of duly executed counterparts of this Amendment which, when taken together, bear the authorized signatures of the Borrower, the Administrative Agent and the Required Lenders.

12. Counterparts. This Amendment may be executed in any number of counterparts, each of which shall be deemed an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument.

13. Governing Law. This Amendment shall in all respects be governed by the laws and judicial decisions of the State of New York.

14. Enforceability. Should any one or more of the provisions of this Amendment be determined to be illegal or unenforceable as to one or more of the parties hereto, all other provisions nevertheless shall remain effective and binding on the parties hereto.

[Signature pages follow]

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their duly authorized officers, all as of the day and year first above written.

Borrower:
STRYKER CORPORATION
By:
Name:
Title:

Acknowledged by:
BANK OF AMERICA, N.A., as Administrative Agent
By:
Name:
Title:

Lenders:
BANK OF AMERICA, N.A., as a Lender, L/C Issuer, Alternative
Rate Lender and Swing Line Lender
By:
Name:
Title:

EXHIBIT (4)(ii)(a)

AMENDMENT NO. 1 TO CREDIT AGREEMENT

THIS AMENDMENT NO. 1 TO CREDIT AGREEMENT (this "Amendment") is made and entered into as of the 30th day of January, 2002, by and among STRYKER CORPORATION, a Michigan corporation (the "Borrower"), the REQUIRED LENDERS (as defined in the Credit Agreement described below), and BANK OF AMERICA, N.A., as administrative agent (the "Administrative Agent") for the lenders (the "Lenders") from time to time party to the Credit Agreement (defined below).

W I T N E S S E T H:

WHEREAS, the Borrower, the Administrative Agent, the Required Lenders and the other Lenders have entered into that certain 364-Day Credit Agreement dated as of December 21, 2001 (the "Credit Agreement"), pursuant to which the Lenders made available to the Borrower a revolving line of credit in the amount of up to $250,000,000; and

WHEREAS, the Borrower has requested that the Required Lenders and the Administrative Agent amend the Credit Agreement and the Required Lenders and the Administrative Agent have agreed, subject to the terms of this Amendment, to amend the Credit Agreement in the manner set forth herein;

NOW, THEREFORE, in consideration of the mutual covenants and the fulfillment of the conditions set forth herein, the parties hereto do hereby agree as follows:

1. Definitions. Any capitalized terms used herein without definition shall have the meanings set forth in the Credit Agreement.

2. Amendment of Section 4.02(a) of the Credit Agreement. Subject to the terms and conditions set forth herein, Section 4.02(a) is hereby deleted in its entirety and replaced with the following:

(a) The representations and warranties of the Borrower contained in Article V (other than those representations and warranties in Sections 5.01(c), 5.01(d), 5.06(b), the first sentence of Section 5.07, all of Sections 5.08 and 5.09, the last sentence of Section 5.11, all of Section 5.12, and the last sentence of Section 5.16) or in any other Loan Documents shall be true and correct on and as of the date of such Credit Extension, Conversion or Continuation, except to the extent that such representations and warranties specifically refer to an earlier date, in which case they shall be true and correct as of such earlier date.

3. Amendment of Section 5.05 of the Credit Agreement. Subject to the terms and conditions set forth herein, Section 5.05 is hereby amended in the following manner:

(a) The heading of Section 5.05 is hereby deleted in its entirety and replaced with "Financial Statements."

(b) Section 5.05(c) is hereby deleted in its entirety.

4. Amendment of Section 5.13 of the Credit Agreement. Subject to the terms and conditions set forth herein, Section 5.13 is hereby amended so that the word "The" in the beginning of the first line thereof is replaced with "As of the Closing Date, the".

5. Amendment of Section 5.15 of the Credit Agreement. Subject to the terms and conditions set forth herein, Section 5.15 is hereby amended so that the word "The" in the beginning of the first line thereof is replaced with "As of the Closing Date, the".

6. Amendment of Exhibit A-2 of the Credit Agreement. Subject to the terms and conditions set forth herein, Exhibit A-2 is hereby amended by deleting subsection (a) in its entirety and replacing it with the following:

(a) The representations and warranties of the Borrower contained in Article V of the Agreement (other than those representations and warranties in Sections 5.01(c), 5.01(d), 5.06(b), the first sentence of Section 5.07, all of Sections 5.08 and 5.09, the last sentence of Section 5.11, all of Section 5.12, and the last sentence of Section 5.16), or which are contained in any certificate, document or financial or other statement furnished at any time under or in connection with the Agreement, are and will be correct on and as of the date of this Request for Alternative Rate, except to the extent that such representations and warranties specifically refer to any earlier date; and

7. Entire Agreement. This Amendment sets forth the entire understanding and agreement of the parties hereto in relation to the subject matter hereof and supersedes any prior negotiations and agreements among the parties relative to such subject matter. No promise, condition, representation or warranty, express or implied, not herein set forth shall bind any party hereto, and not one of them has relied on any such promise, condition, representation or warranty. Each of the parties hereto acknowledges that, except as in this Amendment otherwise expressly stated, no representations, warranties or commitments, express or implied, have been made by any party to the other. None of the terms or conditions of this Amendment may be changed, modified, waived or canceled orally or otherwise, except by writing, signed by the parties required under the terms of the Credit Agreement, specifying such change, modification, waiver or cancellation of such terms or conditions, or of any proceeding or succeeding breach thereof.

8. Full Force and Effect of Agreement. Except as hereby specifically amended, modified, waived or supplemented, the Credit Agreement and all other Loan Documents are hereby confirmed and ratified in all respects and shall remain in full force and effect according to their respective terms.

9. Representations and Warranties. The Borrower hereby represents and warrants to the Administrative Agent and each Required Lender that:

(a) The representations and warranties set forth in Article V of the Credit Agreement, and in each other Loan Document, including any Schedules thereto, are true and correct in all material respects on and as of the date hereof with the same effect as if made on and as of the date hereof, except to the extent such representations and warranties expressly relate solely to an earlier date, and except to the extent of any changes to the above-referenced Schedules that are not adverse to the condition (financial or otherwise), operations, business, assets, liabilities (actual or contingent), revenues, cash flows or prospects of the Borrower.

(b) The Borrower is in compliance with all the terms and conditions of the Credit Agreement and the other Loan Documents on its part to be observed or performed and no Default or Event of Default has occurred or is continuing under the Credit Agreement.

(c) The execution, delivery and performance by the Borrower of this Amendment has been duly authorized by the Borrower.

10. Effectiveness. This Amendment shall become effective only upon receipt by the Administrative Agent of duly executed counterparts of this Amendment which, when taken together, bear the authorized signatures of the Borrower, the Administrative Agent and the Required Lenders.

11. Counterparts. This Amendment may be executed in any number of counterparts, each of which shall be deemed an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument.

12. Governing Law. This Amendment shall in all respects be governed by the laws and judicial decisions of the State of New York.

13. Enforceability. Should any one or more of the provisions of this Amendment be determined to be illegal or unenforceable as to one or more of the parties hereto, all other provisions nevertheless shall remain effective and binding on the parties hereto.

[Signature pages follow]

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their duly authorized officers, all as of the day and year first above written.

Borrower:
STRYKER CORPORATION
By:
Name:
Title:

Acknowledged by:
BANK OF AMERICA, N.A., as Administrative Agent
By:
Name:
Title:

Lenders:
BANK OF AMERICA, N.A., as a Lender and Alternative Rate Lender
By:
Name:
Title:

EXHIBIT (10)(iii)

DESCRIPTION OF BONUS ARRANGEMENTS

The Company has entered into bonus arrangements with certain executive officers for 2002, including Mr. Brown, Mr. Johnson, Mr. Lawson, Mr. Lipes and Mr. Simpson, based on specific performance criteria including sales, profits and asset management. The aggregate amount of such bonuses is not expected to exceed $5,000,000.

EXHIBIT (21)

STRYKER CORPORATION
LIST OF SUBSIDIARIES
As of March 15, 2002

State or Country
Name of Subsidiary	of Incorporation

Benoist Girard SAS	France
B.V. Favro	The Netherlands
Colorado Biomedical, Inc.	Colorado
Diagnostic Treatment Rehabilitation Clinic Limited	United Kingdom
Howmedica International S. de R.L.	Panama
Howmedica Leibinger Inc.	Delaware
Howmedica Osteonics Corp.	New Jersey
Image Guided Technologies, Inc.	Colorado
LifeSigns Management, Inc.	Michigan
Matsumoto Medical Instruments, Inc.	Japan
Mid Atlantic Outpatient Rehab Network	Maryland
Nettrick Ltd.	Ireland
N.V. Stryker S.A.	Belgium
Osteo France SARL	France
Pficonprod Pty. Ltd.	Australia
Physiotherapy Associates, Inc.	Michigan
SMD Corporation	Michigan
SSI Divestiture, Inc.	Massachusetts
Stryker AB	Sweden
Stryker Australia Pty. Ltd.	Australia
Stryker (Barbados) Foreign Sales Corporation	Barbados
Stryker Bertec Medical Inc.	Canada
Stryker Beteiligungs GmbH	Germany
Stryker Biotech B.V.	The Netherlands
Stryker Biotech France SARL	France
Stryker B.V.	The Netherlands
Stryker Canada Inc.	Canada
Stryker Canada LP	Canada
Stryker Capital B.V.	The Netherlands
Stryker China Limited	Hong Kong
Stryker Communications Corporation	Nevada
Stryker Corporation (Chile) y Compania Limitada	Chile
Stryker Corporation (Malaysia) Sdn. Bhd.	Malaysia
Stryker do Brasil Ltda.	Brazil
Stryker Far East, Inc.	Delaware
Stryker Finance B.V.	The Netherlands
Stryker France SA	France
Stryker Funding Corporation	Michigan
Stryker Hellas E.P.E.	Greece
Stryker Holdings B.V.	The Netherlands
Stryker Howmedica, B.V.	The Netherlands
Stryker Howmedica GmbH	Germany
Stryker-Howmedica Iberica, S.L.	Spain
Stryker IFSC Limited	Ireland
Stryker (India) Private Limited	India
Stryker International Inc.	Delaware
Stryker Ireland Limited	Ireland
Stryker Italia S.r.l.	Italy
Stryker Japan Holdings B.V.	The Netherlands
Stryker Japan K.K.	Japan
Stryker Korea Ltd.	Korea
Stryker Leibinger GmbH & Co. KG	Germany
Stryker Mexico, S.A. de C.V.	Mexico
Stryker Netherlands B.V.	The Netherlands
Stryker New Zealand Limited	New Zealand
Stryker Osteonics (Proprietary) Limited	South Africa
Stryker Osteonics Romania S.r.l.	Romania
Stryker-Osteonics SA	Switzerland
Stryker Osterreich GmbH	Austria
Stryker Pacific Limited	Hong Kong
Stryker Polska Sp.z.o.o.	Poland
Stryker Portugal - Produtos Medicos Unipessoal, Lda.	Portugal
Stryker Puerto Rico Limited	Ireland
Stryker SA	Switzerland
Stryker Sales Corporation	Michigan
Stryker Singapore Private Limited	Singapore
Stryker Spain Holding, S.L.	Spain
Stryker Spine SA	France
Stryker Technologies Corporation	Michigan
Stryker T.K.	Japan
Stryker Trauma GmbH	Germany
Stryker Trauma SA	Switzerland
Stryker Trauma - Selzach AG	Switzerland
Stryker UK Limited	United Kingdom

Stryker Corporation directly or indirectly owns 100% of the outstanding voting securities of each of the above-named subsidiaries.

Stryker Corporation effectively controls:

Physiotherapy Associates NRH Rehab	Maryland
Physiotherapy Associates - Union Rehab, LLC	Maryland
R.S. Network, Inc.	Illinois
Stryker India Medical Equipment Private Limited	India

EXHIBIT (23)

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement Number 333-40334 on Form S-4 dated July 10, 2000, Registration Statement Number 333-78201 on Form S-8 dated May 7, 1999, Registration Statement Number 33-55662 on Form S-8 dated December 11, 1992, Registration Statement Number 33-32240 on Form S-8 dated November 20, 1989 and to the related prospectus for each of the registration statements of our report dated January 29, 2002, with respect to the consolidated financial statements and financial statement schedule included in this Annual Report (Form 10-K) of Stryker Corporation for the year ended December 31, 2001.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan
March 13, 2002