Form 10-Q
period 2002-03-31
STRYKER CORP
filed 2002-05-14
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

YES [X]      NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

197,342,344 shares of Common Stock, $.10 par value, as of April 30, 2002.

PART I. - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	March 31	December 31
	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$60.9	$50.1
Accounts receivable, less allowance of $36.3 (2001 - $36.3)	339.0	332.1
Inventories	407.6	399.8
Deferred income taxes	172.5	171.5
Prepaid expenses and other current assets	59.8	39.6
Total current assets	1,039.8	993.1
Property, Plant and Equipment, less allowance for depreciation of $329.5 (2001 - $312.9)	441.9	444.0
Other Assets
Goodwill, less accumulated amortization of $61.5 (2001 - $58.5)	436.0	434.3
Other intangibles, less accumulated amortization of $76.9 (2001 - $74.5)	354.0	368.0
Deferred charges, less accumulated amortization of $217.8 (2001 - $205.5)	106.5	102.1
Other	76.6	82.1
	973.1	986.5
	$2,454.8	$2,423.6
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$117.5	$108.5
Accrued compensation	90.2	128.5
Acquisition-related and restructuring liabilities	6.7	9.5
Income taxes	89.8	75.1
Accrued expenses and other liabilities	197.8	210.1
Current maturities of long-term debt	2.1	1.7
Total current liabilities	504.1	533.4
Long-Term Debt, Excluding Current Maturities	703.3	720.9
Other Liabilities	106.6	113.1
Stockholders' Equity
Common stock, $.10 par value:
Authorized - 500.0 shares
Outstanding - 197.3 shares (2001 - 196.7)	19.7	19.7
Additional paid-in capital	100.9	83.2
Retained earnings	1,201.8	1,120.7
Accumulated other comprehensive loss	(181.6)	(167.4)
Total stockholders' equity	1,140.8	1,056.2
	$2,454.8	$2,423.6
	======	======

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	Three Months Ended
	March 31
	2002	2001
Net sales	$702.9	$634.2
Cost of sales	254.9	232.3
Gross profit	448.0	401.9

Research, development and engineering expenses	33.6	35.4
Selling, general and administrative expenses	277.2	243.4
	310.8	278.8

Other expense (income):
Interest expense	10.6	19.5
Intangibles amortization	6.0	9.9
Other	(0.4)	(2.0)
	16.2	27.4
Earnings before income taxes	121.0	95.7
Income taxes	39.9	31.6
Net earnings	$81.1	$64.1
	====	=====
Net earnings per share of
common stock :
Basic	$0.41	$0.33
Diluted	$0.40	$0.32

Average shares outstanding for the period:
Basic	197.0	196.0
Diluted	203.8	202.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2002	$19.7	$83.2	$1,120.7	($167.4)	$1,056.2

Comprehensive gain (loss):
Net earnings			81.1		81.1
Net unrealized losses on securities				(0.2)	(0.2)
Net unrealized gains related to cash flow hedges				5.6	5.6
Foreign currency translation adjustments				(19.6)	(19.6)
Comprehensive gain for the three
months ended March 31, 2002					66.9
Issuance of 0.6 shares of common stock under
stock option and benefit plans,
including $8.7 income tax benefit		17.7			17.7
Balances at March 31, 2002	$19.7	$100.9	$1,201.8	($181.6)	$1,140.8
	====	=====	======	====	=====

See accompanying notes to condensed consolidated financial statements.

In 2001, the Company declared a cash dividend of ten cents per share to shareholders of record on December 31, 2001, payable on January 31, 2002. No cash dividends have been declared during 2002.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions)

	Three Months Ended
	March 31
	2002	2001
Operating Activities
Net earnings	$81.1	$64.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18.8	18.2
Amortization	21.4	24.2
Payments of acquisition-related and restructuring liabilities	(2.1)	(2.3)
Other	0.5	2.1
Changes in operating assets and liabilities, net of effects of business acquisitions:
Proceeds under accounts receivable securitization		2.7
Accounts receivable	(12.8)	(3.9)
Inventories	(11.3)	(27.2)
Deferred charges	(21.1)	(16.3)
Accounts payable	13.8	15.1
Payments of acquisition purchase liabilities	(0.3)	(3.7)
Accrued expenses	(24.5)	(26.4)
Income taxes	21.4	38.2
Other	(22.2)	(10.2)
Net cash provided by operating activities	62.7	74.6

Investing Activities
Proceeds from sales of property, plant and equipment	0.2	2.2
Purchases of property, plant and equipment	(21.6)	(16.7)
Business acquisitions, net of cash acquired	(5.1)	(2.5)
Net cash used in investing activities	(26.5)	(17.0)

Financing Activities
Proceeds from borrowings	205.5	89.8
Payments on borrowings	(221.0)	(130.4)
Dividends paid	(19.7)	(15.7)
Proceeds from exercise of stock options	13.7	1.0
Other	(0.1)	(0.1)
Net cash used in financing activities	(21.6)	(55.4)
Effect of exchange rate changes on cash and cash equivalents	(3.8)	4.9
Increase in cash and cash equivalents	$10.8	$7.1
	=====	=====

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Stryker Corporation and Subsidiaries
March 31, 2002
(Amounts in millions, except per share amounts)

NOTE 1
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, ''Reporting Comprehensive Income'' in accounting for comprehensive income and its components. Other comprehensive gain for the three months ended March 31, 2002 and 2001 was $66.9 million and $24.4 million, respectively.

NOTE 2
GOODWILL AND OTHER INTANGIBLE ASSETS

As of January 1, 2002, the Company adopted the provisions of FASB Statement No. 142, ''Goodwill and Other Intangible Assets'' related to acquisitions completed before July 1, 2001. Statement No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires the Company to evaluate these intangibles for impairment on an annual basis. In accordance with the Statement's provisions, an assembled workforce intangible asset with an unamortized balance of $5.5 million as of January 1, 2002 was reclassified from other intangibles to goodwill. Application of the nonamortization provisions of the Statement reduced intangibles amortization by $3.9 million and increased net earnings by $2.6 million ($.01 per diluted share) for the first quarter of 2002. If these rules had been applied in the prior year, amortization expense for the first quarter of 2001 would have been reduced by $4.3 million and net earnings would have increased by $2.9 million ($.01 per diluted share). In the first quarter of 2002, the Company also completed the initial impairment test of goodwill as prescribed by Statement No. 142, and determined that recorded goodwill is not impaired and no goodwill write-down is currently necessary. A reconciliation of reported net earnings for the first quarter of 2001 to adjusted net earnings compared to reported net earnings for the first quarter of 2002 follows:

	Three Months Ended March 31
	2002	2001
Reported net earnings	$81.1	$64.1
Add back: Goodwill amortization	--	2.7
Add back: Assembled workforce amortization	--	0.2
Adjusted net earnings	$81.1	$67.0
	===	===

Basic net earnings per share	$0.41	$0.33
Goodwill amortization	--	.01
Assembled workforce amortization	--	--
Adjusted basic net earnings per share	$0.41	$0.34
	===	===

Diluted net earnings per share	$0.40	$0.32
Goodwill amortization	--	.01
Assembled workforce amortization	--	--
Adjusted diluted net earnings per share	$0.40	$0.33
	===	===

The changes in the net carrying amount of goodwill by segment for the three months ended March 31, 2002 are as follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Balances as of January 1, 2002	$313.4	$102.3	$18.6	$434.3
Reclassification of assembled
workforce intangible to goodwill	4.8	0.7	--	5.5
Reclassification of goodwill to
other intangibles	--	(0.8)	--	(0.8)
Goodwill acquired	--	--	0.5	0.5
Reductions	(0.2)	--	--	(0.2)
Foreign currency translation effects	(2.8)	(0.5)	--	(3.3)
Balances as of March 31, 2002	$315.2	$101.7	$19.1	$436.0
	====	====	===	====

Other intangibles at March 31, 2002 consist of the following:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed technology	$205.7	$41.8	$163.9
Customer base	137.2	11.7	125.5
Patents	42.4	14.6	27.8
Trademarks	27.6	2.3	25.3
Other	18.0	6.5	11.5
Total	$430.9	$76.9	$354.0
	=====	=====	=====

Amortization expense for other intangibles totaled $6.0 million for the three months ended March 31, 2002. The estimated amortization expense for the year ending December 31, 2002 and for each of the five succeeding years is as follows:

2002	$24.0
2003	$22.2
2004	$21.6
2005	$20.0
2006	$18.7
2007	$17.4

NOTE 3
INVENTORIES

Inventories are as follows:

	March 31	December 31
	2002	2001
Finished goods	$304.4	$306.9
Work-in-process	45.1	38.6
Raw material	65.4	61.6
FIFO cost	414.9	407.1
Less LIFO reserve	7.3	7.3
	$407.6	$399.8
	=====	=====

NOTE 4
HOWMEDICA ACQUISITION PURCHASE LIABILITIES

On December 4, 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc., for $1,650.0 million in cash. The acquisition of Howmedica was accounted for using the purchase method of accounting. The purchase price of $1,650.0 million in cash plus a final payment of $27.2 million made in July 2001 for a contractually required working capital adjustment and liabilities assumed was allocated to the assets acquired, based on their estimated fair values at the date of acquisition. For further discussion of the allocation of the purchase price, the related establishment of additional purchase liabilities and certain other information regarding the acquisition, see Note 4 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Substantially all of the activities for which additional purchase liabilities are recorded were completed during 1999 and 2000. These activities included the conversion of Howmedica's distribution network to direct sales and planned workforce reductions of Howmedica employees. Two Howmedica facilities in Europe and one U.S. facility were closed during 1999 and certain leased facilities in the United States were closed during 2000 and 2001. Facility closure and contractual obligations include lease obligation payments that extend to 2008.

The following table provides a rollforward from December 31, 2001 to March 31, 2002 of the additional purchase liabilities recorded in connection with the acquisition of Howmedica (in millions):

			Facility
	Severance		Closures &
	& Related	Distributor	Contractual
	Costs	Conversions	Obligations

Balances at December 31, 2001	$0.1	$2.7	$1.3
Payments	(0.1)	--	(0.2)
Reductions	--	--	(0.2)
Foreign currency translation effects	--	--	(0.2)
Balances at March 31, 2002	$ 0.0	$2.7	$0.7
	==	===	===

NOTE 5
ACQUISITION-RELATED AND RESTRUCTURING LIABILITIES

Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 describes acquisition-related and restructuring pretax charges (credits) recorded by the Company in 2001, 2000 and 1999.

The following table provides a rollforward from December 31, 2001 to March 31, 2002 of remaining liabilities associated with acquisition-related and restructuring pretax charges recorded by the Company (in millions):

	Distributor	Severance &
	Conversions	Related Costs	Other
Balances at December 31, 2001	$2.6	$2.6	$0.2
Payments	(0.5)	(1.6)	--
Foreign currency translation effects	--	--	--
Balances at March 31, 2002	$2.1	$1.0	$0.2
	===	===	===

NOTE 6
SEGMENT INFORMATION

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma and spinal implants and the bone growth factor osteogenic protein-1. The MedSurg Equipment segment sells powered surgical instruments, endoscopic systems, medical video imaging equipment, hospital beds and stretchers and Leibinger craniomaxillofacial implants and image-guided surgical systems. Other includes Physical Therapy Services and corporate administration, interest expense and interest income.

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.

Sales and net earnings (loss) by business segment follow:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended March 31, 2002
Net sales	$395.0	$258.6	$49.3	$702.9
Segment net earnings (loss)	58.9	30.0	(7.8)	81.1

Three Months Ended March 31, 2001
Net sales	$360.4	$230.2	$43.6	$634.2
Segment net earnings (loss)	50.7	28.3	(14.9)	64.1

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

The table below outlines the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
Three Months Ended
	March 31		Percentage
	2002	2001	Change
Net sales	100.0	100.0	11
Cost of sales	36.3	36.6	10
Gross profit	63.7	63.4	11
Research, development
and engineering expenses	4.8	5.6	(5)
Selling, general and
administrative expenses	39.4	38.4	14
Other expense (income)	2.3	4.3	(41)
Earnings before income taxes	17.2	15.1	26
Income taxes	5.7	5.0	26
Net earnings	11.5	10.1	27
	===	===

The table below sets forth domestic/international and product line sales information for the three months ended March 31 (in millions):

			% Change
	2002	2001	02/01
Domestic/international sales
Domestic	$465.2	$403.3	15
International	237.7	230.9	3
Total net sales	$702.9	$634.2	11
	=====	=====
Product line sales
Orthopaedic Implants	$395.0	$360.4	10
MedSurg Equipment	258.6	230.2	12
Physical Therapy Services	49.3	43.6	13
Total net sales	$702.9	$634.2	11
	=====	=====

Stryker Corporation's net sales increased 11% in the first three months of 2002 to $702.9 million from $634.2 million in 2001. Net sales grew by 10% as a result of increased unit volume; 2% as a result of higher selling prices; and 1% due to acquired businesses. The factors increasing sales were partially offset by a 2% decline due to changes in foreign currency exchange rates.

The Company's domestic sales were $465.2 million for the first quarter of 2002 representing an increase of 15% as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and increased revenue from Physical Therapy Services.

International sales were $237.7 million for the first quarter representing an increase of 3%, as higher shipments of Orthopaedic Implants and MedSurg Equipment were offset by lower foreign currency rates. The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $15.0 million. Excluding the impact of foreign currency, international sales increased 9% for the first quarter.

Worldwide sales of Orthopaedic Implants were $395.0 million for the first quarter of 2002, representing an increase of 10% based on higher shipments of reconstructive (hip, knee and shoulder), trauma and spinal implants. Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 13% in the quarter. Worldwide sales of MedSurg Equipment were $258.6 million for the first quarter of 2002, representing an increase of 12% based on higher shipments of endoscopic systems, hospital beds and stretchers, powered surgical instruments and Leibinger craniomaxillofacial implants and image-guided surgical systems. Excluding the impact of foreign currency, sales of MedSurg Equipment increased 14% in the quarter. Physical Therapy Services revenues were $49.3 million for the first quarter of 2002, representing an increase of 13% as a result of new physical therapy centers and higher revenues from existing centers.

Cost of sales in the first quarter of 2002 represented 36.3% of sales compared to 36.6% in the same period of 2001. The slight decrease in the cost of sales percentage in the quarter is due to an increase in absorbed manufacturing costs caused by increased production at certain of the Company's manufacturing plants to meet current demand. The Company continues to assess the overall manufacturing capacity utilization of its Orthopaedic Implant facilities with the long-term goal of increasing gross margins and reducing inventory levels.

Research, development and engineering expenses represented 4.8% of sales in the first quarter of 2002 compared to 5.6% in the same period of 2001 and decreased 5% to $33.6 million. The decrease in research, development and engineering expenses is due to Stryker Biotech classifying a portion of its costs as cost of sales and selling, general and administrative expenses in 2002 compared to all of their costs in the prior year being classified as research, development and engineering. The change in classification of expenses by Stryker Biotech is due to the commercial launch of OP-1 Implant, which occurred in various markets in the second and fourth quarters of 2001. New product introductions in the first three months of 2002 include the Scorpio Superflex Knee for the U.S. market, Supersecurfit Plus Hip for the Japanese market, TPS Sabre Drill, Floural Navigation System, Go Bed Plus and the Cub Stretcher.

Selling, general and administrative expenses increased 14% in the first quarter of 2002 and represented 39.4% of sales compared to 38.4% in the same period of 2001. The increase in selling, general and administrative expenses is due to new sales resources that have been added that are not yet fully productive and due to Stryker Biotech classifying a portion of its expenses as selling, general and administrative expenses as discussed above. Discount expense related to the accounts receivable securitization program, which is included in selling, general and administrative expenses, declined to $0.7 million in the first quarter of 2002 from $2.0 million in the same period of 2001 as a result of lower discount rates.

Interest expense declined to $10.6 million in the first quarter of 2002 from $19.5 million in 2001 as a result of lower outstanding debt balances and lower interest rates. The decrease in intangibles amortization in the first quarter of 2002 to $6.0 million from $9.9 million in the same period of 2001 is primarily the result of the Company's adoption of Financial Accounting Standards Board Statement No. 142, ''Goodwill and Other Intangible Assets,'' which prohibits the amortization of goodwill. The application of the nonamortization provisions of Statement No. 142 reduced intangibles amortization by $3.9 million and increased net earnings by $2.6 million ($.01 per diluted share) for the first quarter of 2002. If these rules had been applied in the prior year, amortization expense for the first quarter of 2001 would have been reduced by $4.3 million and net earnings would have increased by $2.9 million ($.01 per diluted share). Other income was $0.4 million in the first quarter of 2002 compared to $2.0 million in 2001 due to lower foreign currency transaction gains in the current year compared to 2001.

The effective tax rate was 33.0% for both the first quarter of 2002 and 2001. Net earnings for the first quarter of 2002 were $81.1 million, an increase of 27% when compared to net earnings of $64.1 million in the first quarter of 2001. Basic net earnings per share increased 24% in 2002 to $0.41 from $0.33 in 2001, and diluted net earnings per share increased 25% to $0.40 in 2002 from $0.32 in 2001.

Liquidity and Capital Resources

The Company's working capital at March 31, 2002 increased $76.0 million to $535.7 million from $459.7 million at December 31, 2001. The increase in working capital resulted from growth in the Company's overall business and the use of strong cash earnings to fund increases in accounts receivable, inventory and prepaid expenses and to pay current liabilities due in the first quarter of 2002, primarily for accrued bonuses and dividends. Accounts receivable days sales outstanding, excluding the effect of the accounts receivable securitization program, increased one day to 60 days at March 31, 2002 from 59 days at December 31, 2001. Days sales in inventory increased nine days to 147 days at March 31, 2002 from 138 days at December 31, 2001.

The Company generated cash of $62.7 million from operations in the first three months of 2002, compared to $74.6 million in 2001. The decrease in cash provided by operating activities in the first three months of 2002 compared to 2001 is primarily due to the timing of income tax payments in 2002 compared to the prior year as well as an increase in prepaid insurance premiums in 2002.

In the first quarter of 2002, the Company used cash of $21.6 million for capital expenditures, $5.1 million for business acquisitions and $19.7 million for the payment of dividends. The Company also borrowed an additional $205.5 million under its existing credit facilities to fund cash flow needs during the first three months of 2002 and made repayments of $221.0 million against the credit facilities. Total borrowings declined by $17.2 million during the first quarter of 2002.

The Company had $60.9 million in cash and cash equivalents at March 31, 2002. The Company had outstanding borrowings totaling $705.4 million at the end of the first quarter of 2002. Current maturities of long-term debt at March 31, 2002 were $2.1 million and will decrease to $0.2 million and $0.1 million for the twelve months ending March 31, 2003 and 2004, respectively. The Company's $250.0 million 364-day revolving credit agreement expires in December 2002 and is renewable at the Company's and the lenders' discretion. The Company's $750.0 million five-year, non-amortizing, revolving credit agreement expires in December 2006. The Company believes its cash on-hand as well as anticipated cash flows from operations will be sufficient to fund future operating and investing activities and required debt repayments. Should additional funds be required, the Company had $330.3 million of additional borrowing capacity available under all of its existing credit facilities at March 31, 2002.

Other Matters

The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies. In the first quarter of 2002, the weakening of foreign currencies reduced the value of these investments in net assets by $19.6 million. The loss is deferred and is recorded as a separate component of stockholders' equity.

In the first quarter of 2002, the Company completed the initial impairment test of goodwill as prescribed by Statement No. 142, and determined that recorded goodwill is not impaired and no goodwill write-down is currently necessary.

Forward-Looking Statements

The information included in this report may contain information that includes or is based on forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties. These statements may be identified by the use of words such as ''anticipates,'' ''expects,'' ''estimates,'' ''projects,'' ''intends'' and ''believes'' and variations thereof and other terms of similar meaning. Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: regulatory actions, including costs-containment measures, that could adversely affect the price of or demand for the Company's product; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment.

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

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(c)

At the Annual Meeting of Stockholders held on April 23, 2002, the stockholders elected seven directors to serve until the next Annual Meeting of Stockholders. The voting results for each nominee were as follows:

	Shares
	---------------------------------------
Name	For	Withheld
--------------------------------	--------------	-----------
John W. Brown	179,486,611	4,070,120
Howard E. Cox, Jr.	180,741,455	2,815,276
Donald M. Engelman, Ph.D.	180,096,885	3,459,846
Jerome H. Grossman, M.D.	180,093,313	3,463,418
John S. Lillard	180,279,480	3,277,251
William U. Parfet	180,206,358	3,350,373
Ronda E. Stryker	180,105,895	3,450,836

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No exhibits have been submitted with this report.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

May 14, 2002	/S/ JOHN W. BROWN
Date	John W. Brown, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

May 14, 2002	/S/ DAVID J. SIMPSON
Date	David J. Simpson, Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)