Form 10-Q
period 2002-06-30
STRYKER CORP
filed 2002-08-12
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549
___________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES [X]      NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

197,677,108 shares of Common Stock, $.10 par value, as of July 31, 2002.

PART I.  ‑ FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	June 30	December 31
	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$52.2	$50.1
Accounts receivable, less allowance of $39.7 (2001 - $36.3)	379.5	332.1
Inventories	435.3	399.8
Deferred income taxes	188.7	171.5
Prepaid expenses and other current assets	54.2	39.6
Total current assets	1,109.9	993.1
Property, Plant and Equipment, less allowance for depreciation of $354.9 (2001 - $312.9)	475.0	444.0
Other Assets
Goodwill, less accumulated amortization of $64.3 (2001 - $58.5)	455.3	434.3
Other intangibles, less accumulated amortization of $80.8 (2001 - $74.5)	371.2	368.0
Deferred charges, less accumulated amortization of $247.3 (2001 - $205.5)	118.3	102.1
Other	69.9	82.1
	1,014.7	986.5
	$2,599.6	$2,423.6
	======	======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$116.1	$108.5
Accrued compensation	116.8	128.5
Acquisition-related and restructuring liabilities	5.6	9.5
Income taxes	91.1	75.1
Accrued expenses and other liabilities	218.3	210.1
Current maturities of long-term debt	21.3	1.7
Total current liabilities	569.2	533.4
Long-Term Debt, Excluding Current Maturities	596.3	720.9
Other Liabilities	114.2	113.1
Stockholders' Equity
Common stock, $.10 par value:
Authorized - 500.0 shares
Outstanding - 197.5 shares (2001 - 196.7)	19.7	19.7
Additional paid-in capital	106.4	83.2
Retained earnings	1,287.7	1,120.7
Accumulated other comprehensive loss	(93.9)	(167.4)
Total stockholders' equity	1,319.9	1,056.2
	$2,599.6	$2,423.6
	======	======

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
Stryker Corporation and Subsidiaries
 (in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
Net sales	$733.9	$639.0	$1,436.8	$1,273.2
Cost of sales	267.1	237.3	522.0	469.6
Gross profit	466.8	401.7	914.8	803.6

Research, development and engineering expenses	34.4	35.4	68.0	70.8
Selling, general and administrative expenses	287.9	242.0	565.1	485.4
	322.3	277.4	633.1	556.2

Other expense (income):
Interest expense	10.0	16.8	20.6	36.3
Intangibles amortization	5.8	9.3	11.8	19.2
Other	0.5	0.1	0.1	(1.9)
	16.3	26.2	32.5	53.6
Earnings before income taxes	128.2	98.1	249.2	193.8
Income taxes	42.3	32.4	82.2	64.0
Net earnings	$85.9	$65.7	$167.0	$129.8
	=====	=====	=====	=====

Net earnings per share of common stock:
Basic	$.44	$.33	$.85	$.66
Diluted	$.42	$.32	$.82	$.64

Average outstanding shares for the period:
Basic	197.4	196.2	197.2	196.1
Diluted	203.6	203.1	203.7	202.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
Stryker Corporation and Subsidiaries
 (in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2002	$19.7	$83.2	$1,120.7	($167.4)	$1,056.2

Comprehensive gain (loss):
Net earnings			167.0		167.0
Net unrealized losses on securities				(0.4)	(0.4)
Net unrealized gains related to cash flow hedges				4.4	4.4
Foreign currency translation adjustments				69.5	69.5
Comprehensive gain for the six
months ended June 30, 2002					240.5
Issuance of 0.8 shares of common stock under
stock option and benefit plans,
including $11.3 income tax benefit		23.2			23.2
Balances at June 30, 2002	$19.7	$106.4	$1,287.7	($93.9)	$1,319.9
	====	=====	======	====	=====

See accompanying notes to condensed consolidated financial statements.

In 2001, the Company declared a cash dividend of ten cents per share to shareholders of record on December 31, 2001, payable on January 31, 2002.  No cash dividends have been declared during 2002.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Stryker Corporation and Subsidiaries
 (in millions)

	Six Months Ended
	June 30
	2002	2001
Operating Activities
Net earnings	$167.0	$129.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	40.3	36.7
Amortization	45.1	46.0
Payments of acquisition-related and restructuring liabilities	(3.1)	(3.2)
Other	1.0	3.2
Changes in operating assets and liabilities, net of effects of business acquisitions:
Proceeds under accounts receivable securitization		2.7
Accounts receivable	(27.1)	(15.8)
Inventories	(19.1)	(40.0)
Deferred charges	(45.3)	(33.2)
Accounts payable	7.9	15.1
Payments of acquisition purchase liabilities	(0.3)	(5.9)
Accrued expenses	14.2	12.3
Income taxes	5.1	15.1
Other	(12.9)	(10.8)
Net cash provided by operating activities	172.8	152.0

Investing Activities
Business acquisitions, net of cash acquired	(11.3)	(4.0)
Proceeds from sales of property, plant and equipment	0.2	2.5
Purchases of property, plant and equipment	(53.3)	(39.2)
Net cash used in investing activities	(64.4)	(40.7)

Financing Activities
Proceeds from borrowings	288.2	151.0
Payments on borrowings	(399.4)	(263.6)
Dividends paid	(19.7)	(15.7)
Proceeds from exercise of stock options	18.8	3.7
Other	0.2	0.4
Net cash used in financing activities	(111.9)	(124.2)
Effect of exchange rate changes on cash and cash equivalents	5.6	1.5
Increase (decrease) in cash and cash equivalents	$2.1	($11.4)
	=====	=====

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Stryker Corporation and Subsidiaries
 June 30, 2002
(Amounts in millions, except per share amounts)

NOTE 1
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2
COMPREHENSIVE GAIN (LOSS)

The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, ''Reporting Comprehensive Income'' in accounting for comprehensive income and its components.  Other comprehensive gain for the six months ended June 30, 2002 and 2001 was $240.5 and $78.1, respectively, and for the three months ended June 30, 2002 and 2001 was $173.6 and $53.7, respectively.

NOTE 3
GOODWILL AND OTHER INTANGIBLE ASSETS

As of January 1, 2002, the Company adopted the provisions of FASB Statement No. 142, ''Goodwill and Other Intangible Assets'' related to acquisitions completed before July 1, 2001.  Statement No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires the Company to evaluate these intangibles for impairment on an annual basis.  In accordance with the Statement's provisions, an assembled workforce intangible asset with an unamortized balance of $5.5 as of January 1, 2002 was reclassified from other intangibles to goodwill.  Application of the nonamortization provisions of the Statement reduced intangibles amortization by $7.9 and increased net earnings by $5.3 ($.03 per diluted share) for the first six months of 2002 and reduced intangibles amortization by $4.0 and increased net earnings by $2.7 ($.01 per diluted share) for the second quarter of 2002.  If these rules had been applied in the prior year, amortization expense for the first six months and second quarter of 2001 would have been reduced by $8.1 and $3.8, respectively, and net earnings would have increased by $5.4 ($.03 per diluted share) and $2.5 ($.01 per diluted share), respectively.  In the first quarter of 2002, the Company also completed the initial impairment test of goodwill as prescribed by Statement No. 142, and determined that recorded goodwill is not impaired and no goodwill write-down is currently necessary.  Reconciliations of reported net earnings to adjusted net earnings for 2001 are presented to show what 2001 net earnings would have been had the nonamortization provisions of Statement No. 142 been applied in that year.  Those reconciliations, including related per share amounts, are compared to the respective second quarter and six month periods of 2002 as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001

Reported net earnings	$85.9	$65.7	$167.0	$129.8
Add back: Goodwill amortization	--	2.3	--	5.0
Add back: Assembled workforce amortization	--	0.2	--	0.4
Adjusted net earnings	$85.9	$68.2	$167.0	$135.2
	====	====	=====	=====

Basic net earnings per share:
Reported basic net earnings per share	$.44	$.33	$.85	$.66
Goodwill amortization	--	.01	--	.03
Assembled workforce amortization	--	--	--	--
Adjusted basic net earnings per share	$.44	$.35	$.85	$.69

Diluted net earnings per share:
Reported diluted net earnings per share	$.42	$.32	$.82	$.64
Goodwill amortization	--	.01	--	.02
Assembled workforce amortization	--	--	--	--
Adjusted diluted net earnings per share	$.42	$.34	$.82	$.67

The changes in the net carrying amount of goodwill by segment for the six months ended June 30, 2002 are as follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Balances as of January 1, 2002	$313.4	$102.3	$18.6	$434.3
Reclassification of assembled workforce
intangible to goodwill	4.8	0.7	--	5.5
Reclassification of goodwill to other intangibles	--	(0.8)	--	(0.8)
Goodwill acquired	--	--	0.9	0.9
Reductions	(0.2)	--	--	(0.2)
Foreign currency translation effects	13.0	2.6	--	15.6
Balances as of June 30, 2002	$331.0	$104.8	$19.5	$455.3
	=====	=====	=====	=====

Other intangibles at June 30, 2002 consist of the following:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Developed technology	$216.3	$41.6	$174.7
Customer base	144.9	13.4	131.5
Patents	42.9	15.8	27.1
Trademarks	28.9	2.6	26.3
Other	19.0	7.4	11.6
Total	$452.0	$80.8	$371.2
	=====	=====	=====

Amortization expense for other intangibles totaled $11.8 for the six months ended June 30, 2002.  The estimated amortization expense, including the estimated additional amounts arising from the July 1, 2002 acquisition of Surgical Dynamics Inc. (see Note 9), for the year ending December 31, 2002 and for each of the five succeeding years is as follows:

2002	$28.9
2003	$32.1
2004	$31.5
2005	$29.7
2006	$27.9
2007	$27.4

NOTE 4
ACCOUNTS RECEIVABLE SECURITIZATION

The Company's accounts receivable securitization facility is described in detail in Note 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.  The amounts of accounts receivable sold under the facility, net of the Company's retained interest, totaled $130.0 at both June 30, 2002 and December 31, 2001 and are reflected in the condensed consolidated balance sheets as reductions of accounts receivable.

NOTE 5
INVENTORIES

Inventories are as follows:

	June 30	December 31
	2002	2001
Finished goods	$333.4	$306.9
Work-in-process	44.8	38.6
Raw material	64.4	61.6
FIFO Cost	442.6	407.1
Less LIFO reserve	7.3	7.3
	$435.3	$399.8
	=====	=====

NOTE 6
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

The following table provides a rollforward from December 31, 2001 to June 30, 2002 of the additional purchase liabilities recorded in connection with the acquisition of Howmedica:

			Facility
	Severance		Closures &
	& Related	Distributor	Contractual
	Costs	Conversions	Obligations

Balances at December 31, 2001	$0.1	$2.7	$1.3
Payments	(0.1)	--	(0.2)
Reductions	--	--	(0.2)
Foreign currency translation effects	--	--	(0.3)
Balances at June 30, 2002	$0.0	$2.7	$0.6
	====	====	====

NOTE 7
ACQUISITION-RELATED AND RESTRUCTURING LIABILITIES

Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 describes acquisition-related and restructuring pretax charges (credits) recorded by the Company in 2001, 2000 and 1999.

The following table provides a rollforward from December 31, 2001 to June 30, 2002 of remaining liabilities associated with acquisition-related and restructuring pretax charges recorded by the Company:

		Severance
	Distributor	& Related
	Conversions	Costs	Other

Balances at December 31, 2001	$2.6	$2.6	$0.2
Payments	(1.1)	(1.9)	(0.1)
Balances at June 30, 2002	$1.5	$0.7	$0.1
	=====	=====	=====

NOTE 8
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

Sales and net earnings (loss) by business segment follow:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended June 30, 2002
Net sales	$414.8	$267.8	$51.3	$733.9
Segment net earnings (loss)	60.5	30.9	(5.5)	85.9

Three Months Ended June 30, 2001
Net sales	$354.5	$238.9	$45.6	$639.0
Segment net earnings (loss)	45.3	30.2	(9.8)	65.7

Six Months Ended June 30, 2002
Net sales	$809.8	$526.4	$100.6	$1,436.8
Segment net earnings (loss)	119.4	60.9	(13.3)	167.0

Six Months Ended June 30, 2001
Net sales	$714.9	$469.1	$89.2	$1,273.2
Segment net earnings (loss)	96.0	58.5	(24.7)	129.8

NOTE 9
SUBSEQUENT EVENTS

The Company completed the acquisition of the spinal implant business of Surgical Dynamics Inc. from Tyco International Ltd. on July 1, 2002 for $135.0 in cash.  The acquired business will be included in the Company's consolidated results of operations beginning in the third quarter of 2002.  Surgical Dynamics had sales of $55.6 for the year ended December 31, 2001 and sales of $16.6 and $33.1 for the second quarter and first six months of 2002, respectively.  The acquisition was financed using the Company's existing credit facilities.  The impact of the acquisition on the Company's net earnings is expected to be neutral in 2002 and accretive beginning in 2003.

In June 2002, the Company announced that it had completed its review of the worldwide manufacturing capacity and utilization of its Howmedica Osteonics subsidiary and, as a result, made a tentative decision to close its Rutherford, New Jersey implant manufacturing facility.  The Company has been in discussions regarding the potential closing with representatives of the CWA/IUE, Local 485, which represents approximately 440 workers at the facility.  Approximately 50 additional employees would be affected.  The current union contract expires on August 31, 2002.  Subject to the union negotiations, the expectation is that the Rutherford facility would be closed over the next 18 months.  The majority of the production will be transferred to existing Howmedica Osteonics facilities in Ireland.  In early August, the Company reached a tentative agreement with representatives of the union regarding the closing of the Rutherford facility.  The agreement is subject to ratification by members of the union in a vote expected to be held before the end of August.  If the tentative agreement is ratified, the after tax employment-related costs to close the Rutherford facility are expected to be approximately $15.0.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".  The Statement addresses the timing of recognition and the related measurement of the costs of one-time termination benefits such as those associated with the closing of the Rutherford facility.  Under the provisions of the Statement, the employment-related closing costs for Rutherford would be recognized over the 18-month closing period.  The Statement is effective for exit activities initiated after December 31, 2002, with early application allowed.  The Company initiated the actions related to Rutherford in June 2002 and does not intend to adopt the Statement provisions when recording the costs of the Rutherford closing.  Accordingly, the actual employment-related costs of closing will be expensed in the quarter in which a final agreement with the union is ratified.  The Company currently expects to record this charge in the third quarter of 2002.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

The tables below outline the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Six months ended		Percentage
	June 30		Change
	2002	2001	2002/2001
Net sales	100.0	100.0	13
Cost of sales	36.3	36.9	11
Gross profit	63.7	63.1	14
Research, development and
engineering expenses	4.7	5.6	(4)
Selling, general and
administrative expenses	39.3	38.1	16
Other expense (income)	2.3	4.2	(39)
Earnings before income taxes	17.3	15.2	29
Income taxes	5.7	5.0	28
Net earnings	11.6	10.2	29
	====	====

Percentage of Net Sales
	Three months ended		Percentage
	June 30		Change
	2002	2001	2002/2001
Net sales	100.0	100.0	15
Cost of sales	36.4	37.1	13
Gross profit	63.6	62.9	16
Research, development and
engineering expenses	4.7	5.5	(3)
Selling, general and
administrative expenses	39.2	37.9	19
Other expense (income)	2.2	4.1	(38)
Earnings before income taxes	17.5	15.4	31
Income taxes	5.8	5.1	31
Net earnings	11.7	10.3	31
	====	====

The tables below set forth domestic/international and product line sales information (in millions):

	Six Months Ended		Percentage
	June 30		Change
	2002	2001	2002/2001
Domestic/international sales
Domestic	$943.3	$820.9	15
International	493.5	452.3	9
Total net sales	$1,436.8	$1,273.2	13
	=====	=====
Product line sales
Orthopaedic Implants	$809.8	$714.9	13
MedSurg Equipment	526.4	469.1	12
Physical Therapy Services	100.6	89.2	13
Total net sales	$1,436.8	$1,273.2	13
	=====	=====

	Three Months Ended		Percentage
	June 30		Change
	2002	2001	2002/2001
Domestic/international sales
Domestic	$478.1	$417.6	14
International	255.8	221.4	16
Total net sales	$733.9	$639.0	15
	=====	=====
Product line sales
Orthopaedic Implants	$414.8	$354.5	17
MedSurg Equipment	267.8	238.9	12
Physical Therapy Services	51.3	45.6	13
Total net sales	$733.9	$639.0	15
	=====	=====

Stryker Corporation's net sales increased 13% in the first six months of 2002 to $1,436.8 million from $1,273.2 million in 2001.  Net sales grew by 10% as a result of increased unit volume and favorable product mix, 3% as a result of higher selling prices and 1% due to acquired businesses.  The factors increasing sales were partially offset by a 1% decline due to changes in foreign currency exchange rates.  For the second quarter of 2002, net sales were $733.9 million representing a 15% increase over net sales of $639.0 million in the second quarter of 2001.  Net sales grew by 10% as a result of increased unit volume and favorable product mix, 3% as a result of higher selling prices, 1% due to acquired businesses and 1% due to changes in foreign currency exchange rates.

The Company's domestic sales were $943.3 million for the first six months and $478.1 million for the second quarter of 2002, representing increases of 15% and 14%, respectively, as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.

International sales were $493.5 million for the first six months and $255.8 million for the second quarter of 2002, representing increases of 9% for the first six months and 16% for the second quarter as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $11.1 million for the first six months and was favorable by $3.9 million in the second quarter.  Excluding the impact of foreign currency, international sales increased 12% for the first six months and 14% in the second quarter.

Worldwide sales of Orthopaedic Implants were $809.8 million for the first six months and $414.8 million for the second quarter of 2002, representing increases of 13% and 17%, respectively, based on higher shipments of reconstructive (hip, knee, and shoulder), trauma and spinal implants.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 15% in the first six months and 16% for the second quarter.  Worldwide sales of MedSurg Equipment were $526.4 million for the first six months and $267.8 million for the second quarter of 2002, representing increases of 12% in both periods based on higher shipments of endoscopic systems, hospital beds and stretchers, powered surgical instruments, and Leibinger craniomaxillofacial implants and image-guided surgical systems.  Excluding the impact of foreign currency, sales of MedSurg Equipment increased 13% in the first six months and 12% in the second quarter.  Physical Therapy Services revenues were $100.6 million for the first six months and $51.3 million for the second quarter of 2002, representing increases of 13% in both periods as a result of new physical therapy centers and higher revenues from existing centers.

Cost of sales in the first six months of 2002 represented 36.3% of sales compared to 36.9% in the same period in 2001.  In the second quarter the cost of sales percentage decreased to 36.4% from 37.1% in the second quarter of 2001.  The lower cost of sales percentage in 2002 is due to an increase in absorbed manufacturing costs caused by increased production at certain of the Company's manufacturing plants to meet current demand.  As further discussed under Other Matters, the Company completed a review of its worldwide manufacturing capacity and announced a tentative decision to close its Rutherford, New Jersey implant manufacturing facility with the long-term goal of increasing gross margins and reducing inventory levels.

Research, development and engineering expenses represented 4.7% of sales in the first six months of 2002 compared to 5.6% in 2001 and decreased 4% to $68.0 million.  In the second quarter, these expenses decreased 3% and represented 4.7% of sales in 2002 compared to 5.5% in 2001.  The decrease in research, development and engineering expenses is due to Stryker Biotech classifying a portion of its costs as cost of sales and selling, general and administrative expenses in 2002 as compared to substantially all of its costs in the prior year being classified as research, development and engineering.  The change in classification of expenses by Stryker Biotech is due to the commercial launch of the OP-1 Implant which occurred in various markets in the second and fourth quarters of 2001.  New product introductions in the first six months of 2002 include Scorpio Superflex Knee for the U.S. market, Supersecurfit Plus Hip for the Japanese market, EIUS minimally invasive Uni Knee, Trident ceramic acetabular hip system in Canada, TPS Sabre Drill, SDC Pro II, Pain Pump II, Precision System for percutaneous cement delivery, Flouroscopic Navigation System, Go Bed Plus and the Cub Stretcher.

Selling, general and administrative expenses increased 16% in the first six months of 2002 and represent 39.3% of sales compared to 38.1% in the same period of 2001.  In the second quarter, these expenses increased 19% and represented 39.2% of sales in 2002 compared to 37.9% in 2001.  The increase in selling, general and administrative expenses for both periods is due to higher insurance costs and to Stryker Biotech classifying a portion of its expenses as selling, general and administrative expenses as discussed above.  Discount expense related to the accounts receivable securitization program, which is included in selling, general and administrative expenses, declined to $1.4 million in the first half of 2002 from $3.6 million in the same period of 2001 and declined to $0.7 million in the second quarter of 2002 from $1.6 million in 2001 as a result of lower discount rates.

Interest expense declined to $20.6 million in the first six months of 2002 from $36.3 million in 2001 and declined to $10.0 million in the second quarter of 2002 from $16.8 million in 2001 primarily as a result of lower outstanding debt balances.  The decrease in intangibles amortization in the first six months of 2002 to $11.8 million from $19.2 million in the same period of 2001 and to $5.8 million in the second quarter of 2002 from $9.3 million in 2001 is primarily the result of the Company's adoption of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets," which prohibits the amortization of goodwill.  The application of the nonamortization provisions of Statement No. 142 reduced intangibles amortization by $7.9 million and increased net earnings by $5.3 million ($.03 per diluted share) for the first six months of 2002 and reduced intangibles amortization by $4.0 million and increased net earnings by $2.7 million ($.01 per diluted share) for the second quarter of 2002.  If these rules had been applied in the prior year, amortization expense for the first six months of 2001 would have been reduced by $8.1 million and net earnings would have increased by $5.4 million ($.03 per diluted share) and amortization expense for the second quarter of 2001 would have been reduced by $3.8 million and net earnings would have increased by $2.5 million ($.01 per diluted share).  Other expense was $0.1 million in the first six months of 2002 compared to $1.9 million of other income in 2001 due to foreign currency transaction losses in the current year versus gains in the prior year, partially offset by higher interest income.  Other expense increased to $0.5 million in the second quarter of 2002 from $0.1 million in 2001 as a result of higher foreign currency transaction losses in the current year.

The effective tax rate was 33% for the six month and second quarter periods of both 2002 and 2001.  Net earnings for the first six months of 2002 were $167.0 million, an increase of 29% when compared to net earnings of $129.8 million in the first six months of 2001.  Basic net earnings per share increased 29% in the first six months to $.85 in 2002 from $.66 in 2001, and diluted net earnings per share increased 28% in the first six months to $.82 in 2002 from $.64 in 2001.  Net earnings for the second quarter of 2002 were $85.9 million representing a 31% increase over net earnings of $65.7 million in the second quarter of 2001.  Basic net earnings per share increased 33% in the second quarter to $.44 in 2002 from $.33 in 2001, and diluted net earnings per share increased 31% in the second quarter to $.42 in 2002 from $.32 in 2001.

Liquidity and Capital Resources

The Company's working capital at June 30, 2002, increased $81.0 million to $540.7 million from $459.7 million at December 31, 2001.  The increase in working capital resulted from growth in the Company's overall business and the use of strong cash earnings to fund increases in accounts receivable, inventory, prepaid expenses and deferred charges and to pay current liabilities due in the first six months of 2002, primarily for accrued bonuses and dividends.  Accounts receivable days sales outstanding, excluding the effect of the accounts receivable securitization program, increased 3 days to 62 days at June 30, 2002 from 59 days at December 31, 2001.  Days sales in inventory increased 11 days to 149 days at June 30, 2002 from 138 days at December 31, 2001.  The higher days sales outstanding and days in inventory at June 30, 2002 are due in part to higher international balances attributable to the weakening of the U.S. dollar relative to the nonfunctional currency balances between December 31, 2001 and June 30, 2002.  In addition, inventory is higher at the Company's Rutherford, New Jersey implant manufacturing facility in anticipation of the expected closing of that facility as discussed in Other Matters.

The Company generated cash of $172.8 million from operations in the first six months of 2002 compared to $152.0 million in 2001.  The cash provided by operating activities in the first six months of 2002 is the result of strong cash earnings and increases in other accrued expenses and income tax liabilities.  These increases were partially offset by increases in accounts receivable, inventories and deferred charges.

In the first six months of 2002, the Company used cash of $53.3 million for capital expenditures, $11.3 million for business acquisitions, and $19.7 million for the payment of dividends.  The Company also borrowed an additional $288.2 million under its existing credit facilities to fund cash flow needs during the first six months of 2002 and made repayments of $399.4 million against the credit facilities.  Total borrowings declined by $105.0 million during the first six months of 2002.  As described further in Other Matters, the Company used its existing credit facilities to complete the $135.0 million cash purchase of Surgical Dynamics Inc. on July 1, 2002.

The Company had $52.2 million in cash and cash equivalents at June 30, 2002.  The Company had outstanding long-term debt totaling $617.6 million at the end of the first six months of 2002.  Current maturities of long-term debt at June 30, 2002, were $21.3 million and will decrease to $0.2 million and $0.1 million for the twelve months ending June 30, 2003 and 2004, respectively.  The Company believes its cash on hand as well as anticipated cash flows from operations will be sufficient to fund future operating and investing activities and required debt repayments.  Should additional funds be required, the Company had $477.3 million of additional borrowing capacity available under all of its existing credit facilities at June 30, 2002.

Other Matters

The Company completed the acquisition of the spinal implant business of Surgical Dynamics Inc. from Tyco International Ltd. on July 1, 2002 for $135.0 million in cash.  The acquired business will be included in the Company's consolidated results of operations beginning in the third quarter of 2002.  Surgical Dynamics had sales of $55.6 million for the year ended December 31, 2001 and sales of $16.6 million and $33.1 million for the second quarter and first six months of 2002, respectively.  The acquisition was financed using the Company's existing credit facilities.  The impact of the acquisition on the Company's net earnings is expected to be neutral in 2002 and accretive beginning in 2003.

In June 2002, the Company announced that it had completed its review of the worldwide manufacturing capacity and utilization of its Howmedica Osteonics subsidiary and, as a result, made a tentative decision to close its Rutherford, New Jersey implant manufacturing facility.  The Company has been in discussions regarding the potential closing with representatives of the CWA/IUE, Local 485, which represents approximately 440 workers at the facility.  Approximately 50 additional employees would be affected.  The current union contract expires on August 31, 2002.  Subject to the union negotiations, the expectation is that the Rutherford facility would be closed over the next 18 months.  The majority of the production will be transferred to existing Howmedica Osteonics facilities in Ireland.  In early August, the Company reached a tentative agreement with representatives of the union regarding the closing of the Rutherford facility.  The agreement is subject to ratification by members of the union in a vote expected to be held before the end of August.  If the tentative agreement is ratified, the after tax employment-related costs to close the Rutherford facility are expected to be approximately $15.0 million.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".  The Statement addresses the timing of recognition and the related measurement of the costs of one-time termination benefits such as those associated with the closing of the Rutherford facility.  Under the provisions of the Statement, the employment-related closing costs for Rutherford would be recognized over the 18-month closing period.  The Statement is effective for exit activities initiated after December 31, 2002, with early application allowed.  The Company initiated the actions related to Rutherford in June 2002 and does not intend to adopt the Statement provisions when recording the costs of the Rutherford closing.  Accordingly, the actual employment-related costs of closing will be expensed in the quarter in which a final agreement with the union is ratified.  The Company currently expects to record this charge in the third quarter of 2002.

The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies.  In the first six months of 2002, the strengthening of foreign currencies increased the value of these investments in net assets by $69.5 million.  This gain reduced the previously recorded cumulative loss from weakening of foreign currencies that is deferred and recorded as a separate component of stockholders' equity.

In the first quarter of 2002, the Company completed the initial impairment test of goodwill, as prescribed by FASB Statement No. 142, and determined that recorded goodwill is not impaired and no goodwill write-down is currently necessary.

Forward‑Looking Statements

The information included in this report may contain information that includes or is based on forward‑looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties.  These statements may be identified by the use of words such as ''anticipates,'' ''expects,'' ''estimates,'' ''projects,'' ''intends'' and ''believes'' and variations thereof and other terms of similar meaning.  Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: regulatory actions, including cost-containment measures, that could adversely affect the price of or demand for the Company's products; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment.  These factors also include unanticipated issues arising in connection with the integration process for the acquisition of the spinal implant business of Surgical Dynamics Inc. and an inability to retain customers and maintain expected sales and profit levels for the acquired business.

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

 PART II.  ‑ OTHER INFORMATION

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

STRYKER CORPORATION
(Registrant)

August 12, 2002	/S/ JOHN W. BROWN
Date	John W. Brown, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

August 12, 2002	/S/ DAVID J. SIMPSON
Date	David J. Simpson, Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)