Form 10-Q
period 2002-09-30
STRYKER CORP
filed 2002-11-06
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549
___________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number: 0-9165
___________________________

STRYKER CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-1239739
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 4085, Kalamazoo, Michigan	49003-4085
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (269) 385-2600

___________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

197,958,426 shares of Common Stock, $.10 par value, as of October 31, 2002.

PART I.  ‑ FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	September 30	December 31
	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$38.7	$50.1
Accounts receivable, less allowance of $41.0 (2001 - $36.3)	380.3	332.1
Inventories	435.3	399.8
Deferred income taxes	222.3	171.5
Prepaid expenses and other current assets	55.8	39.6
Total current assets	1,132.4	993.1
Property, Plant and Equipment, less allowance for depreciation of $372.8 (2001 - $312.9)	483.3	444.0
Other Assets
Goodwill	453.1	434.3
Other intangibles, less accumulated amortization of $88.9 (2001 - $74.5)	439.7	368.0
Deferred charges, less accumulated amortization of $260.3 (2001 - $205.5)	124.3	102.1
Other	90.3	82.1
	1,107.4	986.5
	$2,723.1	$2,423.6
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$109.0	$108.5
Accrued compensation	140.3	128.5
Restructuring and acquisition-related liabilities	28.6	9.5
Income taxes	113.0	75.1
Accrued expenses and other liabilities	230.6	210.1
Current maturities of long-term debt	21.7	1.7
Total current liabilities	643.2	533.4
Long-Term Debt, Excluding Current Maturities	595.1	720.9
Other Liabilities	106.0	113.1
Stockholders' Equity
Common stock, $.10 par value:
Authorized - 500.0 shares
Outstanding - 197.8 shares (2001 - 196.7)	19.8	19.7
Additional paid-in capital	113.9	83.2
Retained earnings	1,360.2	1,120.7
Accumulated other comprehensive loss	(115.1)	(167.4)
Total stockholders' equity	1,378.8	1,056.2
	$2,723.1	$2,423.6
	======	======

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
Net sales	$745.6	$619.3	$2,182.4	$1,892.5
Cost of sales	279.9	228.8	801.9	698.4
Gross profit	465.7	390.5	1,380.5	1,194.1

Research, development and engineering expenses	35.9	35.1	103.9	105.9
Selling, general and administrative expenses	284.3	238.5	849.4	723.9
Restructuring and acquisition-related items	17.2		17.2
	337.4	273.6	970.5	829.8

Other expense (income):
Interest expense	10.9	16.8	31.5	53.1
Intangibles amortization	8.5	9.4	20.3	28.6
Other	0.7	0.3	0.8	(1.6)
	20.1	26.5	52.6	80.1
Earnings before income taxes	108.2	90.4	357.4	284.2
Income taxes	35.7	29.8	117.9	93.8
Net earnings	$72.5	$60.6	$239.5	$190.4
	====	====	====	====
Net earnings per share of common stock:
Basic	$.37	$.31	$1.21	$.97
Diluted	$.36	$.30	$1.18	$.94

Average outstanding shares for the period:
Basic	197.7	196.3	197.4	196.1
Diluted	203.4	203.0	203.6	202.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2002	$19.7	$83.2	$1,120.7	($167.4)	$1,056.2

Comprehensive gain (loss):
Net earnings			239.5		239.5
Net unrealized losses on securities				(0.1)	(0.1)
Net unrealized gains related to cash flow hedges				6.1	6.1
Foreign currency translation adjustments				46.3	46.3
Comprehensive gain for the nine
months ended September 30, 2002					291.8
Issuance of 1.1 shares of common stock under stock option
and benefit plans, including $16.1 income tax benefit	0.1	30.7			30.8
Balances at September 30, 2002	$19.8	$113.9	$1,360.2	($115.1)	$1,378.8
	====	====	=====	=====	=====

See accompanying notes to condensed consolidated financial statements.

In 2001, the Company declared a cash dividend of ten cents per share to shareholders of record on December 31, 2001, payable on January 31, 2002.  No cash dividends have been declared during 2002.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
Operating Activities
Net earnings	$72.5	$60.6	$239.5	$190.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	22.5	18.7	62.8	55.4
Amortization	26.6	25.2	71.7	71.2
Restructuring and acquisition-related items	17.2		17.2
Payments of restructuring and acquisition-related liabilities	(0.8)	(0.4)	(3.9)	(3.6)
Other	0.4	3.2	1.4	6.4
Changes in operating assets and liabilities, net of effects of business acquisitions:
Proceeds from accounts receivable securitization				2.7
Accounts receivable	(5.1)	22.1	(32.2)	6.3
Inventories	8.6	(2.3)	(10.5)	(42.3)
Deferred charges	(22.4)	(17.4)	(67.7)	(50.6)
Accounts payable	(6.5)	(13.5)	1.4	1.6
Payments of acquisition purchase liabilities	(1.0)	(1.2)	(1.3)	(7.1)
Accrued expenses	32.9	12.1	47.1	24.4
Income taxes	4.7	20.6	9.8	35.7
Other	(1.6)	5.4	(14.5)	(5.4)
Net cash provided by operating activities	148.0	133.1	320.8	285.1

Investing Activities
Business acquisitions, net of cash acquired	(135.2)	(28.4)	(146.5)	(32.4)
Proceeds from sales of property, plant and equipment	0.1	6.2	0.3	8.7
Purchases of property, plant and equipment	(34.6)	(17.5)	(87.9)	(56.7)
Net cash used in investing activities	(169.7)	(39.7)	(234.1)	(80.4)

Financing Activities
Proceeds from borrowings	231.1	50.4	519.3	201.4
Payments on borrowings	(228.3)	(135.0)	(627.7)	(398.6)
Dividends paid			(19.7)	(15.7)
Proceeds from exercise of stock options	7.2	9.1	26.0	12.8
Other	(0.1)		0.1	0.4
Net cash provided by (used in) financing activities	9.9	(75.5)	(102.0)	(199.7)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	3.5	3.9	5.0
Increase (decrease) in cash and cash equivalents	($13.5)	$21.4	($11.4)	$10.0
	====	====	====	====

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Stryker Corporation and Subsidiaries
September 30, 2002
(Amounts in millions, except per share amounts)

NOTE 1
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

NOTE 2
COMPREHENSIVE GAIN (LOSS)

The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, ''Reporting Comprehensive Income'' in accounting for comprehensive income and its components.  The comprehensive gain for the nine months ended September 30, 2002 and 2001 was $291.8 and $157.8, respectively, and for the three months ended September 30, 2002 and 2001 was $51.3 and $79.7, respectively.

NOTE 3
GOODWILL AND OTHER INTANGIBLE ASSETS

As of January 1, 2002, the Company adopted the provisions of FASB Statement No. 142, ''Goodwill and Other Intangible Assets'' related to acquisitions completed before July 1, 2001.  Statement No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires the Company to evaluate these intangibles for impairment on an annual basis.  In accordance with the Statement's provisions, an assembled workforce intangible asset with an unamortized balance of $5.5 as of January 1, 2002 was reclassified from other intangibles to goodwill.  In the first quarter of 2002, the Company completed the initial impairment test of goodwill as prescribed by Statement No. 142, and determined that recorded goodwill was not impaired and no goodwill write-down was necessary.

If the nonamortization provisions of Statement No. 142 had been applied in the prior year, amortization expense for the first nine months and third quarter of 2001 would have been reduced by $13.9 and $5.8, respectively, and net earnings would have increased by $9.3 ($.05 per diluted share) and $3.9 ($.02 per diluted share), respectively.  Reconciliations of reported net earnings to adjusted net earnings for 2001 are presented to show what 2001 net earnings would have been had the nonamortization provisions of Statement No. 142 been applied in that year.  Those reconciliations, including related per share amounts, are compared to the respective third quarter and nine month periods of 2002 as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001

Reported net earnings	$72.5	$60.6	$239.5	$190.4
Add back: Goodwill amortization	--	3.7	--	8.7
Add back: Assembled workforce amortization	--	0.2	--	0.6
Adjusted net earnings	$72.5	$64.5	$239.5	$199.7
	====	====	=====	=====

Basic net earnings per share:
Reported basic net earnings per share	$.37	$.31	$1.21	$.97
Goodwill amortization	--	.02	--	.04
Assembled workforce amortization	--	--	--	--
Adjusted basic net earnings per share	$.37	$.33	$1.21	$1.02

Diluted net earnings per share:
Reported diluted net earnings per share	$.36	$.30	$1.18	$.94
Goodwill amortization	--	.02	--	.04
Assembled workforce amortization	--	--	--	--
Adjusted diluted net earnings per share	$.36	$.32	$1.18	$.98

The changes in the net carrying amount of goodwill by segment for the nine months ended September 30, 2002 are as follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Balances as of January 1, 2002	$313.4	$102.3	$18.6	$434.3
Reclassification of assembled workforce
intangible to goodwill	4.8	0.7	--	5.5
Reclassification of goodwill to other intangibles	--	(0.8)	--	(0.8)
Goodwill acquired	--	--	0.9	0.9
Reductions	(0.2)	--	--	(0.2)
Foreign currency translation effects	11.2	2.2	--	13.4
Balances as of September 30, 2002	$329.2	$104.4	$19.5	$453.1
	=====	=====	=====	=====

Other intangibles at September 30, 2002 consist of the following:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Developed technology	$214.8	$44.3	$170.5
Customer relationships	143.6	14.5	129.1
Patents	122.6	19.2	103.4
Trademarks	28.7	2.8	25.9
Other	18.9	8.1	10.8
Total	$528.6	$88.9	$439.7
	=====	=====	=====

Amortization expense for other intangibles totaled $20.3 for the nine months ended September 30, 2002.  The estimated amortization expense, including the additional amounts arising from the October 1, 2002 agreement  with Curis, Inc. (see Note 9), for the year ending December 31, 2002 and for each of the five succeeding years is as follows:

2002	$29.0
2003	$34.7
2004	$33.2
2005	$30.2
2006	$28.9
2007	$28.5

NOTE 4
ACCOUNTS RECEIVABLE SECURITIZATION

The Company's accounts receivable securitization facility is described in detail in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.  The amounts of accounts receivable sold under the facility, net of the Company's retained interest, totaled $130.0 at both September 30, 2002 and December 31, 2001 and are reflected in the condensed consolidated balance sheets as reductions of accounts receivable.

NOTE 5
INVENTORIES

Inventories are as follows:

	September 30	December 31
	2002	2001
Finished goods	$330.8	$306.9
Work-in-process	44.1	38.6
Raw material	67.7	61.6
FIFO Cost	442.6	407.1
Less LIFO reserve	7.3	7.3
	$435.3	$399.8
	=====	=====

NOTE 6
BUSINESS ACQUISITIONS AND ACQUISITION PURCHASE LIABILITIES

On July 1, 2002, the Company acquired the Surgical Dynamics spinal implant business (SDI) from Tyco International Ltd., for $135.0 in cash.  The acquisition expands the Company's spinal product line by adding interbody spinal cages for the U.S. market as well as other thoraco-lumbar and cervical spinal fixation devices.  The acquisition was funded using existing credit facilities.

The acquisition of SDI was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's consolidated financial statements beginning July 1, 2002.  The acquisition of SDI added $13.3 to the Company's sales for the third quarter of 2002.   SDI had sales of $55.6 for the year ended December 31, 2001 and sales of $33.1 for the six months ended June 30, 2002.  The purchase price of $135.0 in cash and the liabilities assumed have been preliminarily allocated to the assets acquired based on their estimated fair value at the date of acquisition.  Based on the preliminary purchase price allocation, $78.6 of the purchase price was allocated to patent licensing agreements to be amortized over their remaining life of 8 years.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and SDI.  In conjunction with the integration plan, the Company has recorded additional purchase liabilities of $3.8, which were included in the preliminary purchase price allocation.  The additional purchase liabilities include $3.1 for severance and related costs and $0.7 for contractual obligations.  The severance and related costs are provided for workforce reductions covering 37 SDI employees.  The workforce reductions are expected to be completed by the fourth quarter of 2002 with severance payments being made through the third quarter of 2003.  Pro forma consolidated results of operations would not differ significantly as a result of the SDI acquisition.

On December 4, 1998, the Company acquired Howmedica, the orthopaedic division of Pfizer Inc., for $1,650.0 in cash. The acquisition of Howmedica was accounted for using the purchase method of accounting.  The purchase price of $1,650.0 in cash and the liabilities assumed plus a final payment of $27.2 made in July 2001 for a contractually required working capital adjustment was allocated to the assets acquired, based on their estimated fair values at the date of acquisition. For further discussion of the allocation of the purchase price, the related establishment of additional purchase liabilities and certain other information regarding the acquisition, see Note 4 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

The following table provides a rollforward from December 31, 2001 to September 30, 2002 of the additional purchase liabilities recorded in connection with the acquisitions of SDI and Howmedica:

			Facility
	Severance		Closures &
	& Related	Distributor	Contractual
	Costs	Conversions	Obligations

Balances at December 31, 2001	$0.1	$2.7	$1.3
Additions related to Surgical Dynamics acquisition	3.1	--	0.7
Payments	(0.7)	--	(0.6)
Reductions	--	--	(0.2)
Foreign currency translation effects	(0.1)	--	--
Balances at September 30, 2002	$2.4	$2.7	$1.2
	====	====	====

NOTE 7
RESTRUCTURING AND ACQUISITION-RELATED LIABILITIES

The third quarter of 2002 includes restructuring and acquisition-related items reflecting a charge of $17.2 ($11.5 net of tax).  These items include a charge of $21.0 ($14.1 net of tax) for employment-related costs to close the Company's Rutherford, New Jersey manufacturing facility offset by a credit of $3.8 ($2.6 net of tax) to reverse certain Howmedica acquisition-related costs to reflect actual final payments required.  Note 5 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 describes restructuring and acquisition-related pretax charges (credits) recorded by the Company in 2001, 2000 and 1999.

The $21.0 restructuring charge relates to the shutdown agreement reached with the Company to close the Howmedica Osteonics implant manufacturing plant in Rutherford, New Jersey, which was ratified by the members of the I.U.E.- CWA Local 485 on August 23, 2002.  Under the agreement, laid-off employees will receive significantly more benefits than they would have under the Collective Bargaining Agreement that was set to expire on August 31, 2002.  In addition, at least 80 qualified employees from the Rutherford facility will be offered employment at the new Howmedica Osteonics facility in Mahwah, New Jersey.  The charge covers employment-related severance costs for approximately 400 employees.  The Company expects the Rutherford facility to be closed over the next 12 months with final severance payments being made in 2004.  As Howmedica Osteonics prepares to permanently cease manufacturing in Rutherford, it will transition production to its facilities in Mahwah, New Jersey, as well as Cork and Limerick, Ireland.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".  The Statement addresses the timing of recognition and the related measurement of the costs of one-time termination benefits such as those associated with the closing of the Rutherford facility.  Under the provisions of the Statement, the employment-related closing costs for Rutherford would be recognized over the 12-month closing period.  The Statement is effective for exit activities initiated after December 31, 2002, with early application allowed.  The Company initiated the actions related to Rutherford in June 2002 and did not adopt the Statement provisions when recording the costs of the Rutherford closing.  Accordingly, the actual employment-related costs of the closing were expensed, upon approval of the shutdown agreement, in the third quarter of 2002.

The following table provides a rollforward from December 31, 2001 to September 30, 2002 of remaining liabilities associated with restructuring and acquisition-related pretax charges recorded by the Company:

		Severance
	Distributor	& Related
	Conversions	Costs	Other

Balances at December 31, 2001	$2.6	$2.6	$0.2
Restructuring charge associated with facility closing	--	21.0	--
Payments	(1.4)	(2.4)	(0.1)
Reductions	--	(0.1)	--
Foreign currency translation effects	--	(0.1)	--
Balances at September 30, 2002	$1.2	$21.0	$0.1
	=====	=====	=====

NOTE 8
SEGMENT INFORMATION

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma and spinal implants and the bone growth factor osteogenic protein-1 (OP-1).  The MedSurg Equipment segment sells powered surgical instruments, endoscopic systems, medical video imaging equipment, hospital beds and stretchers and Leibinger craniomaxillofacial implants and image-guided surgical systems.  Other includes Physical Therapy Services and corporate administration, interest expense and interest income.

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.

Sales and net earnings (loss) by business segment follow:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended September 30, 2002
Net sales	$420.4	$275.2	$50.0	$745.6
Segment net earnings (loss) before restructuring
and acquisition-related items	58.5	33.7	(8.2)	84.0
Segment net earnings (loss)	44.4	33.7	(5.6)	72.5

Three Months Ended September 30, 2001
Net sales	$338.3	$236.9	$44.1	$619.3
Segment net earnings (loss)	45.0	28.7	(13.1)	60.6

Nine months Ended September 30, 2002
Net sales	$1,230.2	$801.6	$150.6	$2,182.4
Segment net earnings (loss) before restructuring
and acquisition-related items	177.9	94.6	(21.5)	251.0
Segment net earnings (loss)	163.8	94.6	(18.9)	239.5

Nine months Ended September 30, 2001
Net sales	$1,053.2	$706.0	$133.3	$1,892.5
Segment net earnings (loss)	141.0	87.2	(37.8)	190.4

NOTE 9
SUBSEQUENT EVENTS

On October 1, 2002, the Company entered into an agreement with Curis, Inc. which eliminates all royalties payable to Curis relating to future Stryker sales of OP-1.  Under terms of the agreement, the Company made a one-time cash payment of $14.0 to Curis.  The payment will be allocated to existing patents and will be amortized over 15 years.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

The tables below outline the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Nine Months ended		Percentage
	September 30		Change
	2002	2001	2002/2001
Net sales	100.0	100.0	15
Cost of sales	36.7	36.9	15
Gross profit	63.3	63.1	16
Research, development and
engineering expenses	4.8	5.6	(2)
Selling, general and
administrative expenses	38.9	38.3	17
Restructuring and acquisition- related items	0.8	--	--
Other expense (income)	2.4	4.2	(34)
Earnings before income taxes	16.4	15.0	26
Income taxes	5.4	5.0	26
Net earnings	11.0	10.1	26
	====	====
Percentage of Net Sales
	Three Months ended		Percentage
	September 30		Change
	2002	2001	2002/2001
Net sales	100.0	100.0	20
Cost of sales	37.5	36.9	22
Gross profit	62.5	63.1	19
Research, development and
engineering expenses	4.8	5.7	2
Selling, general and
administrative expenses	38.1	38.5	19
Restructuring and acquisition- related items	2.3	--	--
Other expense (income)	2.7	4.3	(24)
Earnings before income taxes	14.5	14.6	20
Income taxes	4.8	4.8	20
Net earnings	9.7	9.8	20
	====	====

The tables below set forth domestic/international and product line sales information (in millions):

	Nine Months Ended		Percentage
	September 30		Change
	2002	2001	2002/2001
Domestic/international sales
Domestic	$1,437.2	$1,231.4	17
International	745.2	661.1	13
Total net sales	$2,182.4	$1,892.5	15
	=====	=====
Product line sales
Orthopaedic Implants	$1,230.2	$1,053.2	17
MedSurg Equipment	801.6	706.0	14
Physical Therapy Services	150.6	133.3	13
Total net sales	$2,182.4	$1,892.5	15
	=====	=====
	Three Months Ended		Percentage
	September 30		Change
	2002	2001	2002/2001
Domestic/international sales
Domestic	$493.9	$410.5	20
International	251.7	208.8	21
Total net sales	$745.6	$619.3	20
	=====	=====
Product line sales
Orthopaedic Implants	$420.4	$338.3	24
MedSurg Equipment	275.2	236.9	16
Physical Therapy Services	50.0	44.1	13
Total net sales	$745.6	$619.3	20
	=====	=====

Stryker Corporation's net sales increased 15% in the first nine months of 2002 to $2,182.4 million from $1,892.5 million in 2001.  Net sales grew by 11% as a result of increased unit volume and favorable product mix, 2% as a result of higher selling prices and 2% due to acquired businesses.  For the third quarter of 2002, net sales were $745.6 million representing a 20% increase over net sales of $619.3 million in the third quarter of 2001.  Net sales grew by 13% as a result of increased unit volume and favorable product mix, 3% due to acquired businesses, 2% as a result of higher selling prices and 2% due to changes in foreign currency exchange rates.

The Company's domestic sales were $1,437.2 million for the first nine months and $493.9 million for the third quarter of 2002, representing increases of 17% and 20%, respectively, primarily as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.  The July 1, 2002 acquisition of the Surgical Dynamics spinal implant business (SDI) from Tyco International, Ltd. added $11.8 million to domestic sales in the first nine months and the third quarter of 2002.

International sales were $745.2 million for the first nine months and $251.7 million for the third quarter of 2002, representing increases of 13% and 21%, respectively, primarily as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The acquisition of SDI added $1.5 million to international sales in the first nine months and the third quarter of 2002.  The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $0.8 million for the first nine months and was favorable by $10.3 million in the third quarter.  Excluding the impact of foreign currency, international sales increased 13% for the first nine months and 16% in the third quarter.

Worldwide sales of Orthopaedic Implants were $1,230.2 million for the first nine months and $420.4 million for the third quarter of 2002, representing increases of 17% and 24%, respectively, based on higher shipments of reconstructive (hip, knee, and shoulder), trauma and spinal implants and the acquisition of SDI in the third quarter.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 17% in the first nine months and 22% for the third quarter.

Worldwide sales of MedSurg Equipment were $801.6 million for the first nine months and $275.2 million for the third quarter of 2002, representing increases of 14% and 16%, respectively, based on higher shipments of endoscopic systems, hospital beds and stretchers, powered surgical instruments, and Leibinger craniomaxillofacial implants and image-guided surgical systems.  Excluding the impact of foreign currency, sales of MedSurg Equipment increased 14% in the first nine months and 15% in the third quarter.

Physical Therapy Services revenues were $150.6 million for the first nine months and $50.0 million for the third quarter of 2002, representing increases of 13% in both periods as a result of new physical therapy centers and higher revenues from existing centers.

Cost of sales in the first nine months of 2002 represented 36.7% of sales compared to 36.9% in the same period in 2001.  In the third quarter the cost of sales percentage increased to 37.5% from 36.9% in the third quarter of 2001.  The higher cost of sales percentage in the third quarter is due to higher product obsolescence resulting from new product launches partially offset by an increase in absorbed manufacturing costs caused by increased production at certain of the Company's manufacturing plants to meet current demand.

Research, development and engineering expenses represented 4.8% of sales in the first nine months of 2002 compared to 5.6% in 2001 and decreased 2% to $103.9 million.  In the third quarter, these expenses increased 2% and represented 4.8% of sales in 2002 compared to 5.7% in 2001.  The decrease in research, development and engineering expenses through nine months is due to Stryker Biotech classifying a portion of its costs as cost of sales and selling, general and administrative expenses in 2002 as compared to substantially all of its costs in the prior year being classified as research, development and engineering.  The change in classification of expenses by Stryker Biotech is due to the commercial launch of the OP-1 Implant which occurred in various markets in the second and fourth quarters of 2001.  New product introductions in the first nine months of 2002 include Scorpio Superflex Knee for the U.S. market, Supersecurfit Plus Hip for the Japanese market, EIUS minimally invasive Uni Knee, Trident ceramic acetabular hip system in Canada, Xia II spinal system, System 5 heavy duty power system, TPS Sabre Drill, SDC Pro II, Pain Pump II, Precision System for percutaneous cement delivery, Flouroscopic Navigation System, Go Bed Plus and the Cub Stretcher.

Selling, general and administrative expenses increased 17% in the first nine months of 2002 and represented 38.9% of sales compared to 38.3% in the same period of 2001.  In the third quarter, these expenses increased 19% and represented 38.1% of sales in 2002 compared to 38.5% in 2001.  The increase in selling, general and administrative expenses is due to higher insurance costs and to Stryker Biotech classifying a portion of its expenses as selling, general and administrative expenses as discussed above.  Discount expense related to the accounts receivable securitization program, which is included in selling, general and administrative expenses, declined to $2.1 million in the first nine months of 2002 from $4.9 million in the same period of 2001 and declined to $0.7 million in the third quarter of 2002 from $1.3 million in 2001 as a result of lower discount rates.

The third quarter of 2002 includes restructuring and acquisition-related items reflecting a charge of $17.2 million ($11.5 million net of tax).  These items include a charge of $21.0 million ($14.1 million net of tax) for employment-related costs to close the Company's Rutherford, New Jersey manufacturing facility offset by a credit of $3.8 million ($2.6 million net of tax) to reverse certain Howmedica acquisition-related costs to reflect actual final payments required.

The $21.0 million restructuring charge relates to the shutdown agreement reached with the Company to close the Howmedica Osteonics implant manufacturing plant in Rutherford, New Jersey, which was ratified by the members of the I.U.E.-CWA Local 485 on August 23, 2002.  Under the agreement, laid-off employees will receive significantly more benefits than they would have under the Collective Bargaining Agreement that was set to expire on August 31, 2002.  In addition, at least 80 qualified employees from the Rutherford facility will be offered employment at the new Howmedica Osteonics facility in Mahwah, New Jersey.  The charge covers employment-related severance costs for approximately 400 employees.  The Company expects the Rutherford facility to be closed over the next 12 months with final severance payments being made in 2004.  As Howmedica Osteonics prepares to permanently cease manufacturing in Rutherford, it will transition production to its facilities in Mahwah, New Jersey, as well as Cork and Limerick, Ireland.

Interest expense declined to $31.5 million in the first nine months of 2002 from $53.1 million in 2001 and declined to $10.9 million in the third quarter of 2002 from $16.8 million in 2001 primarily as a result of lower outstanding debt balances.  The decrease in intangibles amortization in the first nine months of 2002 to $20.3 million from $28.6 million in the same period of 2001 and to $8.5 million in the third quarter of 2002 from $9.4 million in 2001 is primarily the result of the Company's adoption of Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets," which prohibits the amortization of goodwill.  If the nonamortization provisions of Statement No. 142 had been applied in the prior year, amortization expense for the first nine months of 2001 would have been reduced by $13.9 million and net earnings would have increased by $9.3 million ($.05 per diluted share) and amortization expense for the third quarter of 2001 would have been reduced by $5.8 million and net earnings would have increased by $3.9 million ($.02 per diluted share).  Other expense was $0.8 million in the first nine months of 2002 compared to $1.6 million of other income in 2001 due to foreign currency transaction losses in the current year versus gains in the prior year, partially offset by higher interest income.  Other expense increased to $0.7 million in the third quarter of 2002 from $0.3 million in 2001 as a result of higher foreign currency transaction losses and lower interest income in the current year.

The effective tax rate was 33% for the nine month and third quarter periods of both 2002 and 2001.

Net earnings for the first nine months of 2002 were $239.5 million, an increase of 26% when compared to net earnings of $190.4 million in the first nine months of 2001.  Basic net earnings per share increased 25% in the first nine months to $1.21 in 2002 from $.97 in 2001, and diluted net earnings per share increased 26% in the first nine months to $1.18 in 2002 from $.94 in 2001.  Net earnings for the third quarter of 2002 were $72.5 million representing a 20% increase over net earnings of $60.6 million in the third quarter of 2001.  Basic net earnings per share increased 19% in the third quarter to $.37 in 2002 from $.31 in 2001, and diluted net earnings per share increased 20% in the third quarter to $.36 in 2002 from $.30 in 2001.

Excluding nonrecurring items which include the impact of the restructuring and acquisition-related items on 2002 and the impact of the change in goodwill amortization on 2001, net earnings for the first nine months of 2002 were $251.0 million, representing a 26% increase over net earnings of $199.7 million in 2001 and diluted net earnings per share increased 26% to $1.23 compared to $.98 in the first nine months of 2001.  Excluding nonrecurring items, net earnings for the third quarter of 2002 were $84.0 million, representing a 30% increase over net earnings of $64.5 million in the third quarter of 2001 and diluted net earnings per share increased 28% to $.41 compared to $.32 in the third quarter of 2001.

Liquidity and Capital Resources

The Company's working capital at September 30, 2002, increased $29.5 million to $489.2 million from $459.7 million at December 31, 2001.  The increase in working capital resulted from growth in the Company's overall business, which causes increases in accounts receivable, inventory and related current liabilities.  Accounts receivable days sales outstanding, excluding the effect of the Company's $130.0 million accounts receivable securitization program, increased 3 days to 62 days at September 30, 2002 from 59 days at December 31, 2001.  Days sales in inventory increased 4 days to 142 days at September 30, 2002 from 138 days at December 31, 2001.  The higher days sales outstanding and days in inventory at September 30, 2002 are due in part to higher international balances attributable to the weakening of the U.S. dollar relative to the nonfunctional currency balances between December 31, 2001 and September 30, 2002.  In addition, inventory is higher at the Company's Rutherford, New Jersey implant manufacturing facility in anticipation of the closing of that facility as discussed in Results of Operations.

The Company generated cash of $320.8 million from operations in the first nine months of 2002 compared to $285.1 million in 2001.  In the third quarter, the Company generated cash from operations of $148.0 million compared to $133.1 million in 2001.  The cash provided by operating activities in the first nine months of 2002 is the result of strong cash earnings and increases in other accrued expenses and income tax liabilities.  These increases were partially offset by increases in accounts receivable, inventories and deferred charges.

In the first nine months of 2002, the Company used cash of $87.9 million for capital expenditures, $146.5 million for business acquisitions, and $19.7 million for the payment of dividends.  Business acquisitions includes $135.0 million paid to Tyco International Ltd. in the third quarter to acquire SDI as further discussed in Other Matters.  The Company used its existing credit facilities to complete this purchase.  The Company also borrowed an additional $384.3 million under its existing credit facilities to fund cash flow needs during the first nine months of 2002 and made repayments of $627.7 million against the credit facilities.  Total borrowings declined by $105.8 million during the first nine months of 2002.

The Company had $38.7 million in cash and cash equivalents at September 30, 2002.  The Company had outstanding long-term debt totaling $616.8 million at September 30, 2002.  Current maturities of long-term debt at that date were $21.7 million and will decrease to $0.2 million and $0.1 million for the twelve months ending September 30, 2003 and 2004, respectively.  The Company believes its cash on hand as well as anticipated cash flows from operations will be sufficient to fund future operating and investing activities and required debt repayments.  Should additional funds be required, the Company had $472.9 million of additional borrowing capacity available under all of its existing credit facilities at September 30, 2002.

Other Matters

On July 1, 2002, the Company acquired SDI from Tyco International Ltd., for $135.0 million in cash.  The acquisition expands the Company's spinal product line by adding interbody spinal cages for the U.S. market as well as other thoraco-lumbar and cervical spinal fixation devices.  The acquisition was funded using existing credit facilities.

The acquisition of SDI was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's consolidated financial statements beginning July 1, 2002.  The acquisition of SDI added $13.3 million to the Company's sales for the third quarter of 2002.   SDI had sales of $55.6 million for the year ended December 31, 2001 and sales of $33.1 million for the six months ended June 30, 2002.  The purchase price of $135.0 million in cash and liabilities assumed have been preliminarily allocated to the assets acquired based on their estimated fair value at the date of acquisition.  Based on the preliminary purchase price allocation, $78.6 million of the purchase price was allocated to patent licensing agreements to be amortized over their remaining life of 8 years.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and SDI.  In conjunction with the integration plan, the Company has recorded additional purchase liabilities of $3.8 million, which were included in the preliminary purchase price allocation.  The additional purchase liabilities include $3.1 million for severance and related costs and $0.7 million for contractual obligations.  The severance and related costs are provided for workforce reductions covering 37 SDI employees.  The workforce reductions are expected to be completed by the fourth quarter of 2002 with severance payments being made through the third quarter of 2003.  Pro forma consolidated results of operations would not differ significantly as a result of the SDI acquisition.

On October 1, 2002, the Company entered into an agreement with Curis, Inc. which eliminates all royalties payable to Curis relating to future Stryker sales of osteogenic protein-1 (OP-1).  Under terms of the agreement, the Company made a one-time cash payment of $14.0 million to Curis.  The payment will be allocated to existing patents and will be amortized over 15 years.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".  The Statement addresses the timing of recognition and the related measurement of the costs of one-time termination benefits such as those associated with the closing of the Rutherford facility.  Under the provisions of the Statement, the employment-related closing costs for Rutherford would be recognized over the 12-month closing period.  The Statement is effective for exit activities initiated after December 31, 2002, with early application allowed.  The Company initiated the actions related to Rutherford in June 2002 and did not adopt the Statement provisions when recording the costs of the Rutherford closing.  Accordingly, the actual employment-related costs of the closing were expensed, upon approval of the shutdown agreement, in the third quarter of 2002.

The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies.  In the first nine months of 2002, the strengthening of foreign currencies increased the value of these investments in net assets by $46.3 million.  This gain reduced the previously recorded cumulative loss from weakening of foreign currencies that is deferred and recorded as a separate component of stockholders' equity.

In the first quarter of 2002, the Company completed the initial impairment test of goodwill, as prescribed by FASB Statement No. 142, and determined that recorded goodwill was not impaired and no goodwill write-down was necessary.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90-day period preceding the date of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the Chairman of the Board, Chief Executive Officer and President and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II.  ‑ OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No exhibits have been submitted with this report.

(b) Reports on Form 8-K

Reports on Form 8-K filed during the third quarter of 2002 through the date of this report.

Form 8-K dated August 12, 2002

          Item 7.   Financial Statements and Exhibits - Sworn statements of Principal Executive                         Officer and Principal Financial Officer of Stryker Corporation pursuant to SEC                         Order 4-460 and certifications by Chief Executive Officer and Chief Financial                         Officer of  Stryker Corporation pursuant to 18 U.S.C. Section 1350.

Item 9. Regulation FD Disclosure

Form 8-K/A dated August 13, 2002
Item 7. Financial Statements and Exhibits - Sworn statements of Principal Executive Officer and Principal Financial Officer of Stryker Corporation pursuant to SEC Order 4-460.

Item 9. Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

November 6, 2002	/S/ JOHN W. BROWN
Date	John W. Brown, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

November 6, 2002	/S/ DAVID J. SIMPSON
Date	David J. Simpson, Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)