Form 10-Q/A
period 2002-09-30
STRYKER CORP
filed 2002-11-08
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549
___________________________

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A is filed with respect to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 that was filed with the Securities and Exchange Commission on November 6, 2002 (the "Form 10-Q") in order to include within the Form 10-Q the certifications of the principal executive officer and principal financial officer of the registrant required pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  These certifications were inadvertently filed as correspondence rather than a part of the Form 10-Q.

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
AND RESULTS OF OPERATIONS

Results of Operations

The tables below outline the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Nine Months ended		Percentage
	September 30		Change
	2002	2001	2002/2001
Net sales	100.0	100.0	15
Cost of sales	36.7	36.9	15
Gross profit	63.3	63.1	16
Research, development and
engineering expenses	4.8	5.6	(2)
Selling, general and
administrative expenses	38.9	38.3	17
Restructuring and acquisition- related items	0.8	--	--
Other expense (income)	2.4	4.2	(34)
Earnings before income taxes	16.4	15.0	26
Income taxes	5.4	5.0	26
Net earnings	11.0	10.1	26
	====	====

Percentage of Net Sales
	Three Months ended		Percentage
	September 30		Change
	2002	2001	2002/2001
Net sales	100.0	100.0	20
Cost of sales	37.5	36.9	22
Gross profit	62.5	63.1	19
Research, development and
engineering expenses	4.8	5.7	2
Selling, general and
administrative expenses	38.1	38.5	19
Restructuring and acquisition-related items	2.3	--	--
Other expense (income)	2.7	4.3	(24)
Earnings before income taxes	14.5	14.6	20
Income taxes	4.8	4.8	20
Net earnings	9.7	9.8	20
	====	====

The tables below set forth domestic/international and product line sales information (in millions):

	Nine Months Ended		Percentage
	September 30		Change
	2002	2001	2002/2001
Domestic/international sales
Domestic	$1,437.2	$1,231.4	17
International	745.2	661.1	13
Total net sales	$2,182.4	$1,892.5	15
	=====	=====
Product line sales
Orthopaedic Implants	$1,230.2	$1,053.2	17
MedSurg Equipment	801.6	706.0	14
Physical Therapy Services	150.6	133.3	13
Total net sales	$2,182.4	$1,892.5	15
	=====	=====

	Three Months Ended		Percentage
	September 30		Change
	2002	2001	2002/2001
Domestic/international sales
Domestic	$493.9	$410.5	20
International	251.7	208.8	21
Total net sales	$745.6	$619.3	20
	=====	=====
Product line sales
Orthopaedic Implants	$420.4	$338.3	24
MedSurg Equipment	275.2	236.9	16
Physical Therapy Services	50.0	44.1	13
Total net sales	$745.6	$619.3	20
	=====	=====

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

STRYKER CORPORATION
(Registrant)

November 8, 2002	/S/ JOHN W. BROWN
Date	John W. Brown, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

November 8, 2002	/S/ DAVID J. SIMPSON
Date	David J. Simpson, Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

CERTIFICATIONS

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

I, John W. Brown, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Stryker Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

  /S/ JOHN W. BROWN
John W. Brown
Chairman, President and Chief Executive Officer

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, David J. Simpson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Stryker Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                               /S/ DAVID J. SIMPSON
David J. Simpson
Vice President, Chief Financial Officer and Secretary