Form 10-K
period 2002-12-31
STRYKER CORP
filed 2003-03-14
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
___________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

YES [X]         NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [      ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES [X]         NO [  ]

Based on the closing sales price of June 28, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $7,353,868,000.

The number of shares outstanding of the registrant's Common Stock, $.10 par value, was 198,324,029 at February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement filed with the Securities and Exchange Commission relating to the 2003 Annual Meeting of Stockholders (the "2003 proxy statement") are incorporated by reference into Part III.

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

GENERAL

Stryker Corporation and its subsidiaries (the "Company" or "Stryker") develop, manufacture and market specialty surgical and medical products, including orthopaedic reconstructive (hip, knee and shoulder) implants, trauma systems used in bone repair, spinal implants, bone cement, the bone growth factor osteogenic protein-1 ("OP-1"), powered surgical instruments, endoscopic systems, hospital beds and stretchers, craniomaxillofacial implants and image-guided surgical systems for the global market; the Company also provides outpatient physical and occupational rehabilitative services in the United States.  Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a leading orthopaedic surgeon and the inventor of several orthopaedic products.

Stryker's filings with the United States Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.strykercorp.com within the "For Investors" link.

In October 2002, the Company purchased the DEKOMPRESSOR product line from Pain Concepts, Inc.  The DEKOMPRESSOR is a single-use disposable device indicated for the percutaneous removal of disc nucleus material.

In July 2002, the Company acquired the Surgical Dynamics Inc. spinal implant business ("SDI") from Tyco International Ltd.  The acquisition expands the Company's spinal product line by adding interbody spinal cages for the United States market as well as other thoracolumbar and cervical spinal fixation devices.

In November 2001, the Company acquired the business of an independent Italian distributor of certain of the Company's products.  The purchase consolidates the distribution of substantially all of the Company's products in Italy.

In August 2000, the Company completed the acquisition of Image Guided Technologies, Inc. ("IGT") by merger.  IGT manufactured three-dimensional optical measurement devices ("optical localizers") for anatomical image-display workstations used by physicians to perform image-guided surgery.

The Company's Physiotherapy Associates, Inc. subsidiary has also purchased a number of physical therapy clinic operations during each of the last three years.

PRODUCT SALES

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma and spinal implants, bone cement and OP-1.  The MedSurg Equipment segment sells powered surgical instruments, endoscopic systems, medical video imaging equipment, hospital beds and stretchers, craniomaxillofacial implants and image-guided surgical systems.  Other includes Physical Therapy Services and corporate administration, interest expense and interest income.  The following amounts ($000,000s) and percentages represent net sales by business segment during each of the three years ended December 31:

	2002		2001		2000
	$	%	$	%	$	%

Orthopaedic Implants	$1,704.8	56%	$1,447.2	56%	$1,315.6	58%
MedSurg Equipment	1,105.3	37	974.2	37	826.5	36
Other	201.5	7	180.9	7	147.3	6
	$3,011.6	100%	$2,602.3	100%	$2,289.4	100%
	======	===	======	===	======	===

Additional financial information regarding the Company's operating segments and geographic areas can be found under the caption "Note 12 - Segment and Geographic Data" on pages 51 through 53 of this report.

Approximately 79% of the Company's sales in 2002, approximately 76% of the Company's sales in 2001 and approximately 80% of the Company's sales in 2000 consisted of products with short lives, such as implants (while implants have a long useful life to the patient, they have a one-time use to the hospital), trauma-related products, disposables and expendable tools and parts and service revenues, such as service and repair charges and physical therapy revenues.  The balance of sales in each of the years was of products that could be considered capital equipment, having useful lives in excess of one year.

The Company's backlog of firm orders is not considered material to an understanding of its business.

Orthopaedic Implants

Orthopaedic Implants are designed and manufactured by Stryker Howmedica Osteonics, Stryker Trauma, Stryker Spine and Stryker Biotech and consist of such products as hip, knee, shoulder and spinal implants, associated implant instrumentation, trauma-related products, bone cement and OP-1.  Artificial joints are made of cobalt chromium, titanium alloys, ceramics or ultra-high molecular weight polyethylene and are implanted in patients whose natural joints have been damaged by arthritis, osteoporosis, other diseases or injury.  The Company's OP-1 product is composed of recombinant human osteogenic protein-1 and a bioresorbable collagen matrix that induces the formation of new bone when implanted into bone.

Hip Implants

Under the Stryker Howmedica Osteonics brand name, the Company offers a variety of hip systems for the global reconstructive segment.  The ABG Hip System, Partnership Hip System, Secur-Fit Hip System, Omnifit Hip System and Restoration Hip System represent comprehensive systems of hip implants and associated instrumentation designed to provide physicians and patients with reliable results and to reduce operating time for primary and revision procedures.  The Exeter Total Hip System is based on a unique, collarless, highly polished, double-tapered femoral design that reduces shear stresses and increases compression at the cement/bone interface.  The Taro Hip System provides a line of products that offer an increased range of motion preferred by Japanese surgeons for their patients.  By the end of 2002, approximately 80% of the Company's acetabular inserts utilized Crossfire technology, a highly cross-linked polyethylene designed to reduce wear.  In laboratory testing, this product indicates a significant reduction in wear over conventional polyethylene.

On February 3, 2003, the Company received pre-market approval ("PMA") from the United States Food and Drug Administration ("FDA") for its ceramic-on-ceramic hip replacement, the Trident Ceramic Acetabular Insert, for patients in the United States.  Prior to this approval, technologies used for total hip replacement included conventional polyethylene-on-metal and metal-on-metal articulations.  Laboratory testing involving both a first generation ceramic insert and the improved Trident ceramic insert has demonstrated significantly lower wear of these ceramic-on-ceramic bearings versus conventional hip replacement systems.  Stryker Howmedica Osteonics is planning the launch of the Trident ceramic insert in the United States in the second quarter of 2003 following successful launches in Europe, Australia and Canada in 2002.

In 2002, the Company launched the Trident Acetabular Cup system.  This patented design allows for the use of polyethylene inserts as well as ceramic inserts and positions the Company well for the launch of its ceramic acetabular products in the United States in 2003.  Trident's two independent locking mechanisms provide maximum security for each bearing surface and increase the strength of the ceramic liner.  Also released in 2002 was the Accolade C-Cemented stem.  This stem compliments the Accolade TMZF cementless stem launched in 2001, incorporating many of the same innovative design features for use with cemented stems and also utilizing the simple and efficient Accolade instrumentation system.

In 2001, the Company introduced the Omnifit Super EON and Super Secur-Fit hip systems for the Japanese market.  These systems capitalize on the Company's long-term clinical history with the OmniFit type geometry but are modified to offer increased range of motion for the Japanese market.  The Company also released the Accolade Hip system to the global marketplace.  This system incorporates a clinically successful geometry with a proprietary TMZF titanium alloy, PureFix hydroxylapatite ("HA") and an innovative neck geometry to maximize range of motion.

In 2000, the Company launched the Citation TMZF stem, which incorporates a proprietary new titanium alloy that is more flexible and stronger than traditional alloys.  With the increased flexibility and strength of TMZF titanium alloy over traditional alloys, patients may experience reduced pain due to the less rigid stem which bends with stress while improving overall implant strength.

In late 1990, Stryker became the first company to receive clearance from the FDA to commercially release for sale in the United States a hip implant with HA surface treatment.  HA is a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to human bone.  The Company's global clinical experience with HA-coated hip stems now extends over 13 years and reported clinical performance continues to equal or exceed that of comparable hip stems reported in the scientific literature.

The Company entered 2003 with more than 30 years of clinical history with the Exeter Hip System, more than 20 years of clinical history with the Omnifit cemented stem and 13 years of clinical history with the Omnifit HA stem.  Long-term clinical results are an important factor in the Company's ability to market hip implants.

Knee Implants

The Company offers five major knee systems under the Stryker Howmedica Osteonics brand name:  the Duracon, Kinemax, Interax, MRS and Scorpio systems.  Introduced in 1991 and utilized in more than 500,000 procedures worldwide, the Duracon system combines high levels of joint conformity throughout the range of motion and consistent anatomic tracking.  The Duracon TS and Modular Rotating Hinge, which were introduced in 1999 and 2001, respectively, completed the product line offering with implants for complex revision procedures.

The Kinemax system is focused in markets outside the United States and offers versatility through design principles based on the clinically successful Total Condylar and Kinematic Knee Systems.  Precision-designed Monogram instruments provide a common instrument platform for the Duracon, Kinemax and Interax knee systems. The ergonomic engineering of Monogram instruments facilitates efficient use in the operating room, enabling the surgeon to choose the instruments that represent his/her optimal surgical technique.  The MRS system was the first Modular segmental replacement system and has maintained a leadership role in this market segment since its introduction.

The Scorpio system was designed considering motion of the normal knee based off of its epicondylar axis.  This patented approach addresses significant clinical issues, such as improved patient rehabilitation and mid-flexion stability, through an increase in the patella-femoral moment arm and a single anterior-posterior radius.  The Scorpio TS Revision Knee System was introduced in 2000 to extend the Company's Scorpio product line into the fast-growing revision knee market segment.  The Scorpio Plus Mobile Bearing tibial component was launched in markets outside the United States in 2001 and a clinical trial in the United States is underway.  This addition to the Scorpio line will provide a competitive entry into this growing market segment.  The ScorpioFlex, which is available for both posterior cruciate retaining and substituting indications, is specifically designed for patients who have the ability and motivation to return to high flexion activities such as gardening and golfing.  ScorpioFlex has enjoyed success in Japan, where it is sold under the trade name Scorpio SuperFlex, and is now being sold in the United States.  The Scorpio system is supported by the Passport instrumentation system, which was designed to provide intraoperative flexibility and precision as well as a simple, cost-effective approach to total knee replacement surgery.  In 2000, the Company introduced the Xcellerate instrument platform, which combines features from the Monogram and Passport instrumentation and allows the surgeon to use the same basic instrument platform for both Duracon and Scorpio knee implants.  The Stryker Navigation System Knee Module was released in Europe in 2001 and in the United States in 2002.  This system provides the surgeon with sophisticated computer-aided instrumentation that will improve accuracy in limb alignment and bone resection.

The EIUS Uni Knee replacement system, introduced in late 2001, is designed for the quickly growing minimally invasive knee surgery market segment.  The EIUS Uni Knee experienced strong sales in 2002 following its introduction in 2001.  This system marries bone-sparing femoral and tibial implants with sophisticated instrumentation and a surgical technique aimed at reducing rehabilitation time for patients.

Stryker Howmedica Osteonics is developing the technology and instrumentation to support minimally invasive surgical procedures for total knee replacement.  In 2002, the Company designed instrumentation for its Scorpio Knee System to support a minimally invasive surgical technique.  A multicenter clinical study on minimally invasive total knee arthroplasty was started in January 2003.

Other Reconstructive Products

The Company markets other reconstructive products under the Stryker Howmedica Osteonics brand name, principally shoulder and elbow implants and related instruments.  The Solar Total Shoulder System provides a unique design of the humeral head which allows the surgeon to adjust tension of the supporting tissues while maximizing range of motion.  The shoulder instruments offer the surgeon increased visibility and access to this tightly confined joint space.  The Solar BiPolar Shoulder provides the surgeon with additional options to address arthritis of the shoulder and is designed with the patented bipolar locking mechanism that is also used in the Company's hip implants.  In 2000, the Company added offset heads to its Solar Shoulder product line, giving the surgeon increased intraoperative flexibility to restore the patient's shoulder kinematics.  The Solar Total Elbow complements products offered for upper extremity procedures.  The semi-constrained design and modular components address varying patient anatomy.

Trauma

The Company markets its trauma-related products under the Stryker Trauma brand name. Trauma products are used primarily in the fixation of fractures resulting from sudden injury. These products consist of internal fixation devices marketed under such names as Gamma, Grosse & Kempf, Omega, Dall Miles, Asnis and T2, as well as external fixation devices marketed under the Apex, Hoffmann II and Monotube Triax names.

The Company's internal fixation product portfolio includes a full compliment of intramedullary nails, hip fracture devices and plates and screws in both titanium and stainless steel. The intramedullary ("IM") nail portfolio is led by the new T2 nailing system, which was released in 2001. The T2 nailing system enables a surgeon to implant an IM nail in either an antegrade or retrograde fashion using the same implant and includes a single, standardized instrumentation system. T2 nails are available for the tibia, femur and humerus.

To address the hip fracture segment, the Company markets several products including the Gamma Nail (a unique IM nail for trochanteric fractures), the Omega hip screw system, the Asnis Cannulated Screw System and the Hansson pin system. The Asnis Cannulated Screw System can help simplify the operative procedure through features that allow the surgeons to place, insert and remove locking screws easily. These hip fracture systems offer orthopaedic surgeons multiple options depending on their preferences and patient needs.

The Company's external fixation products include the Hoffmann II modular fixation system, the Monotube Triax monolateral system, the Tenxor circular fixation system for complex fractures and a complete range of pins and wires for attaching the devices to fractured bones. The Hoffmann II system for lower extremity fractures (pelvis, femur, tibia) and the smaller Hoffmann II Compact for upper extremity fractures include a patented snap-fit mechanism that makes it easy for the surgeon to construct the fixation device to fit the patient and align the fractured bones.  Both the Hoffmann II and the Hoffmann II Compact include a full selection of lightweight radiolucent connection bars that allow for quick intraoperative fracture repair. The Triax system is available in three different sizes and includes an adjustable feature that enables the surgeon to not only stabilize fractures, but to lengthen the bone in cases where bone has been removed due to damage.  The Tenxor hybrid frame enables a surgeon to treat complex fractures around the joints with both pins and long transfixing wires.  This attribute is especially useful for patients with multipart fractures near the ankle and knee.  The system features advanced composite materials and is compatible with the Hoffman II snap-fit connection devices.

Spinal Implants

Spinal implant systems comprise plates, rods, screws, connectors, spacers, cages and proprietary instrument and container systems.  Through Stryker Spine, the Company develops, manufactures and markets spinal implant systems.  Physicians use these systems in the treatment of degenerative, tumor, trauma and deformity spinal diseases in the cervical and thoracolumbar spine.  In 2002, the Company acquired SDI, adding the Ray Threaded Fusion Cage interbody fusion cage system and SR90 thoracolumbar system to the global product portfolio.  Also in 2002, the Company introduced enhanced versions of the Xia Titanium system, Reflex system and Diapason system.   Introduced in 2002, the new Bonecraft system is designed to aid surgeons in shaping and cutting allograft bone.  In 2001, the Company launched the Reflex, Xia Stainless Steel System and the Stabilis System.  The Reflex system was a new entry in the anterior cervical plating system segment.   The Xia Stainless Steel system, a new offering within the Xia Spinal System, was designed to better serve deformity correction requirements.  The Xia Spinal System is a posterior system designed to relieve pain by stabilizing the spine in the thoracic, lumbar and sacral regions and is accompanied by instrumentation that simplifies the surgical procedures.  Launched in international markets, the Stabilis system is a novel interbody fusion device designed to improve stability and alignment during fusion.  In 2000, the Company launched enhanced versions of the Xia titanium system, OPUS and Diapason thoracolumbar fixation systems.  In the international markets in 2000, the Company also introduced Solis System, a new cervical interbody device, and an enhanced version of OIC, a lumbar interbody fusion device.  The Company investigates new spinal technology to be used in the treatment of spinal disorders.   Started in late 2001, the Company has continued work on a human pre-pilot study in Germany in an effort to begin to assess the safety and efficacy of a polymer-based prosthetic nucleus pulposus device.

Bone Cement

Simplex bone cement, a material used to secure cemented implants to bone, was first approved for domestic orthopaedic use in 1971 and is the most widely used bone cement in the world.  The Company manufactures several variations of Simplex Bone Cement to meet specific patient needs.  Simplex P has more than 40 years of clinical history, the longest of any bone cement, with more than 250 published clinical studies.  In 2000, a new formulation incorporating antibiotics, Simplex P bone cement with Tobramycin, was introduced in selected international markets.

OP-1

Two decades ago, Stryker saw the potential that biologic products held for orthopaedics in an aging world and began a long-term investment in OP-1, a proprietary, recombinant  version of the bone growth factor osteogenic protein-1.  In 1991, the Company received FDA approval to begin human clinical trials of OP-1, which was developed in collaboration with Creative BioMolecules, Inc. (a company that subsequently merged into Curis, Inc.), as part of a long-term research program funded by Stryker since 1985.  This device is composed of recombinant human OP-1 and a bioresorbable collagen matrix.  OP-1 is naturally present in the human body and directs a cascade of cellular events that result in bone growth.  In preclinical studies, OP-1 induced the formation of new bone when implanted into bony defect sites.  The initial human clinical study, which began in 1992, compared the efficacy of OP-1 with autograft (the current standard bone graft procedure for the treatment of tibial nonunion fractures, which uses bone chips removed from a patient's hip in a second operation) in the repair of nonunion fractures of the tibia.  In 1995, the FDA allowed the Company to enlarge the scope of the clinical trials for expanded indications of nonunion fractures in all long bones.  The study demonstrated that OP-1 patients had outcomes of comparable clinical success to those of the autograft patients without the need for a second invasive procedure to harvest autograft from the hip.  There were three prospectively determined clinical trial outcomes defined in the study:  weight-bearing, level of pain with weight-bearing and radiographic assessment of cortical and/or trabecular bridging.  The study design predicted 80% success at nine months post-surgery.  Both the OP-1 and autograft groups met this prediction for the clinical outcomes of weight-bearing and pain, and both groups had comparable results.  The blinded radiographic assessment by an independent panel of radiologists showed that neither group achieved the 80% criteria for bridging, although bridging was higher for the autograft group.

The PMA application for OP-1 was filed and accepted by the FDA in June 1999. The Company received a "Not Approvable" letter from the FDA on January 29, 2001 that cited the failure of the pivotal clinical trial to meet the study endpoint of non-inferiority of OP-1 compared with the autograft control on a combined clinical and radiographic basis.  In 2001, Stryker Biotech filed an application for a Humanitarian Device Exemption ("HDE") from the FDA.  The FDA granted this approval in October 2001.  This approval in the United States is for the use of OP-1 as an alternative to autograft in recalcitrant long-bone nonunions where use of autograft is unfeasible and alternative treatments have failed.  Under the HDE, OP-1 was made available as a humanitarian device, defined by the FDA as one intended to benefit patients by treating or diagnosing a disease or condition that affects fewer than 4,000 individuals per year in the United States.  During the course of 2002, more than 200 hospitals received Institutional Review Board ("IRB") approval to implant OP-1 in the United States under the HDE.

The Company also filed a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA") for certain OP-1 uses, which was accepted for filing in July 1999.  On December 14, 2000, the Committee for Proprietary Medicinal Products ("CPMP") in Europe voted unanimously to recommend market authorization for OP-1 for the indication of nonunions of the tibia that have failed prior autograft treatment or when autograft is not feasible.  Final European approval was obtained in May 2001 for this indication.  A New Drug Application with the Therapeutic Goods Administration ("TGA") in Australia was filed in December 1999, and in February 2001 the Australian Drug Evaluation Committee ("ADEC") adopted a positive opinion to recommend the granting of marketing authorization for OP-1 for treatment of long-bone nonunions secondary to trauma for the purpose of initiating new bone formation.  Approval from the TGA was received in April 2001. In February 2002, the Company received approval to market OP-1 in Canada for the clinical indication of long-bone nonunions.

With these global approvals, the first of their kind, the Company began to market OP-1.  In 2002, the increase in the number of patients treated demonstrated the success of its sales effort and the trust surgeons have developed in the product based on favorable patient outcomes.  During 2002, more than 2,000 patients worldwide received implants of OP-1, more than the combined total from 1992 through 2001.  In the United States, demand increased significantly during each quarter of 2002, and OP-1 is now used at more than 250 institutions, with multiple users at many of these sites.

Stryker is committed to the further development of OP-1 for spinal indications including spinal stenosis.  This degenerative condition, which is widespread in the over-65 population, causes severe pain in the lower back and legs as a result of abnormal movement in the lower spine.  Spinal fusion is used to stabilize the spine and reduce stenosis pain.  Fusing the spine with OP-1 can eliminate the need for a preliminary surgery to take bone from the patient's hip to use in the fusion process.

Currently, the Company is conducting a multicenter pivotal trial in the United States and Canada for posterolateral spine fusion using a new product, OP-1 Putty, to treat degenerative spondylolisthesis.  Patients were actively enrolled during 2002 in the 312 patient study conducted at 25 hospital sites.  The Company currently anticipates enrollment will be completed in 2003 and that the trial will be completed in 2005.  In Japan, the Company won approval from the Ministry for Health, Labor and Welfare to conduct a multicenter Phase II trial for the same indication and began enrolling patients in 2002.  In the Japanese trial, OP-1 is being used in conjunction with screw and rod systems to fuse the spine.

In October 2002, the Company entered into an agreement with Curis, Inc., which eliminated all royalties payable to Curis relating to future Stryker sales of OP-1. Under the terms of the agreement, the Company made a one-time cash payment of $14.0 million to Curis.  Stryker owns the patents on its osteogenic protein technology and has exclusive worldwide rights under those patents to develop, market and sell OP-1 for treatment, repair or replacement of bone and joint tissue.

The Company has a royalty-free cross-license agreement with Genetics Institute, Inc., a wholly owned subsidiary of Wyeth, which holds patents covering a molecule different from OP-1 that may produce similar effects.   The agreement will enable Stryker to commercialize OP-1 unencumbered by patent litigation with this competitor.  Others also are attempting to develop osteogenic proteins and bioresorbable carriers for the treatment, repair or replacement of bone and joint tissue.  These other companies have filed and obtained patents in the United States and elsewhere claiming such compounds and methods of making them and using them and may in the future file and obtain other such patents.  The Company can provide no assurance that it will not need a license under one or more of those patents to further expand the OP-1 program or whether such licenses will be available.

MedSurg Equipment

MedSurg Equipment products include powered surgical instruments, endoscopic systems, medical video imaging equipment, hospital beds and stretchers, craniomaxillofacial implants and image-guided surgical systems.  These products are designed and manufactured by Stryker Instruments, Stryker Endoscopy, Stryker Leibinger and Stryker Medical.

The Stryker Instruments, Stryker Endoscopy and Stryker Leibinger product portfolios include micropowered tools and instruments that are used in orthopaedics, craniomaxillofacial surgery, functional endoscopic sinus surgery, neurosurgery, spinal surgery and plastic surgery. The Total Performance System ("TPS"), released in 1996, is a universal surgical system that can be utilized within several medical specialties. The TPS U2 Drill, introduced in 2000, and TPS Burs are designed for use by spine surgeons and neurosurgeons, while the TPS MicroDriver and TPS Sagittal Saw are designed for use by sports physicians and plastic surgeons.  The Elite attachment line with a proprietary extendable bar system and Saber Drill for ear, nose and throat ("ENT") surgery were added in 2001 to further extend the TPS system in spine, neuro and ENT applications. The TPS System also powers the Stryker Endoscopy SE5 and 12K Shaver Systems. The Stryker Leibinger Hummer TPS is a powered instrument that incorporates new irrigation capabilities and specialized cutters, eliminating the need for over half of the instruments otherwise required for sinus surgery.

Stryker Instruments

Stryker Instruments products include a broad line of powered surgical instruments that are used by surgeons for drilling, burring, rasping or cutting bone, wiring or pinning bone fractures and preparing hip or knee surfaces for the placement of artificial implants. Stryker Instruments also manufactures an array of different attachments and cutting accessories for use by orthopaedic, neurological and small-bone specialists.  In 2002, Stryker Instruments launched System 5, its fifth generation product offering of its flagship heavy-duty, battery-powered instruments. This line provides enhanced cutting speed and torque as well as versatility in an ergonomic handpiece system.  Applications for this line include total joint, trauma and sports medicine procedures. The TPS is Stryker's offering in the high-speed market. This electric system provides the precision and versatility needed in small-bone orthopaedics, neurosurgical, ENT and spinal applications.

Stryker Instruments also produces products that are utilized in conjunction with joint replacement surgery.  The Advanced Cement Mixing System, used to mix bone cement, greatly reduces the risk that air bubbles will weaken the long-term bond between the implant and surrounding bone. Interpulse is a disposable, self-contained pulsed lavage system that is used by physicians to cleanse the surgical site during total joint arthroplasty. The ConstaVac CBC II Blood Conservation System is a post-operative wound drainage and blood reinfusion device that enables joint replacement patients to receive their own blood rather than donor blood. As part of a broad surgical product portfolio, Stryker also markets the Steri-Shield Personal Protection System, combining a helmet, hood and gown to help provide protection for operating room personnel against contact with infectious bodily fluids and harmful microorganisms during surgery.  In 2002, the Company introduced the PainPump2 which is a disposable system that offers electronically controlled flow rates of pain medication directly to the surgical site in order to help manage a patient's postoperative discomfort. This innovative design allows the physician to program the pump and provides a patient-controlled analgesia ("PCA") option, previously unavailable to the market in a disposable pump.  In 2002, Stryker Instruments acquired the DEKOMPRESSOR product line from Pain Concepts Inc. The DEKOMPRESSOR is a single-use disposable device indicated for the percutaneous removal of disc nucleus material. This important advance in lumbar disc pain management, along with Stryker's offerings in Percutaneous Cement Delivery and Radiofrequency Denervation, allows Stryker to focus on the Interventional Pain Management marketplace.  In 2000, Stryker Instruments introduced the Neptune Waste Management System, a totally self-contained device for handling and disposing fluid and smoke waste from surgical procedures.

Stryker Endoscopy

Stryker Endoscopy products include medical video cameras, digital documentation equipment, arthroscopes, laparoscopes, powered surgical instruments, sports medicine instrumentation and implants, radio frequency ablation systems, irrigation fluid management systems, Endosuite operating room solutions and state-of-the-art equipment for telemedicine and enterprise-wide connectivity. Stryker Endoscopy has established a position of leadership in the production of medical video technology and accessories for minimally invasive surgery, as well as communications equipment to provide local or worldwide interconnectivity.

In 2002, Stryker Endoscopy continued its leading market share position in the Endosuite Operating Room.  An enhancement that changed the way minimally invasive surgery is documented is the Stryker Digital Capture ("SDC") Pro 2 surgical DVD documentation system which was developed to store high quality digital images to a DVD drive and distribute images on an existing hospital network.  In 2002, the Company advanced its position in sports medicine by launching several ACL fixation devices along with a 3 millimeter glenoid humeral anchor for use in repairing rotator cuff injuries in the shoulder.

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

In 2000, Stryker Endoscopy launched a third-generation Switchpoint III video system through Stryker Communications.  The Switchpoint III OR control center provides a simple-to-use method for routing video signals from the operating room to other locations, further enhancing the Endosuite concept of operating room equipment management.  The X6000 Xenon light source, also introduced in 2000, provides powerful color-correct light for all procedures where rigid endoscopes are used.

Stryker Endoscopy's line of rigid scopes ranges in diameter from 2.3 millimeters to 10 millimeters, containing a series of precision lenses as well as fiber optics that allow the physician to view internal anatomy with a high degree of clarity.  In 2000, the Company expanded its rigid scope line with the introduction of a 5.0 millimeter full-screen laparoscope, which provides a large, bright image in a minimally invasive scope design, and the launch of a full line of autoclavable arthroscopes and laparoscopes.

The use of radio frequency ("RF") energy for tissue ablation is growing rapidly in the field of arthroscopy.  In 2000, the Company introduced its SERFAS tissue ablation system, which utilizes RF energy to provide rapid tissue resection in arthroscopic procedures while maintaining hemostasis.

Stryker Leibinger

Stryker Leibinger manufactures plates, screws and instruments for craniomaxillofacial fixation and image-guided surgery systems. In 2002, the Company launched the Universal Mandible Plating System. This innovative system accommodates all mandibular fracture and reconstruction needs in one small, simple and easy-to-use system.  In 2002, the Company also introduced its new software module for fluoroscopic image-guided surgery.  This software, designed for the Stryker Navigation System, allows surgeons to employ image-guided surgery in conjunction with intra-operative fluoroscopic images.

In 2001, the Company launched two new fixation systems for neurosurgery, the Quikdisk and the Neuroclip.  These innovative systems provide stable fixation following cranial surgery in less time than conventional screws and plates.  Stryker Leibinger also introduced new image-guided surgery software modules and instrument sets for knee replacement, ENT and spine surgeries in 2001.  All three modules utilize Stryker Leibinger's active wireless technology, which allows the surgeon to use the surgical instrument as a computer mouse in controlling the system.

Other products marketed by Stryker Leibinger include the Colorado Microdissection Needle, which is used for fine cutting of soft tissue, and BoneSource, a calcium phosphate putty that is used to fill in craniomaxillofacial defects.

Stryker Medical

Stryker Medical is a leader in the specialty stretcher products segment, offering more than 30 different types of stretchers customized to fit the needs of acute care and specialty surgical care facilities.  Stryker Medical produces beds that are designed to fit the unique needs of specialty departments within the acute care environment.  New in 2002, the Go Bed + medical/surgical beds feature low bed height for safe patient ingress and exit.  The Go Bed + also offers the optional Chaperone center-of-gravity bed exit system with Zone Control to help prevent patient falls.  Zone Control is a feature that enables the caregiver to adjust the sensitivity of the bed exit system in order to accommodate different patient needs. Stryker Medical has a complete line of ICU beds for critical care and step-down units.  The beds incorporate advanced features that facilitate patient care, such as in-bed scales that accurately weigh the patient regardless of bed position and a radiolucent surface that facilitates chest x-rays without moving the patient from the bed.  Stryker Medical also offers a continuum of mattresses as an option with its frames.   Stryker Medical's legacy of innovation in the pre-hospital market continued in 2002.  In 2002, the Company launched its third generation MX-Pro R3 ambulance cot for use in the emergency medical services market.  To facilitate patient transport up and down stairs, Stryker Medical introduced the StairPro series of stairchairs in 2002.

New in 2001 were the Secure II and Go Bed medical/surgical beds, which both feature low bed-height for safe patient ingress and exit.  The Secure II also offers the optional Chaperone center-of-gravity bed exit system with Zone Control to help prevent patient falls.  In 2001, Stryker Medical continued to enhance its reputation for durability and innovation by introducing Trio, the first truly mobile surgery table; Trio can be used preoperatively, during the procedure and for postoperative recovery.  Introduced in 2001, the Cub pediatric crib is Stryker Medical's most recent product entry in the pediatric segment.  Cub's access and safety features are unparalleled in this segment.  The M-1 ambulance cot, introduced in 2001, is Stryker Medical's most advanced cot for the international market.

Other

Other includes Physical Therapy Services.  Physiotherapy Associates provides physical, occupational and speech therapy services to patients recovering from orthopaedic or neurological illness and injury through a network of 331 outpatient physical therapy centers in 27 states and the District of Columbia.  Physiotherapy Associates works closely with referring physicians to design and execute rehabilitation protocols with the goal of quick recoveries for injured workers, athletes and other patients.

PRODUCT DEVELOPMENT

Most of the Company's products and product improvements have been developed internally.  In addition, the Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development.  New and improved products play a critical role in the Company's sales growth.  The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines.  The Company has a decentralized research and development focus, with manufacturing locations responsible for new product development and product improvements.  Research, development and engineering functions at the manufacturing locations maintain relationships with distribution locations and customers to understand changes in the market and product needs.

Total expenditures for product research, development and engineering were $141.4 million in 2002, $142.1 million in 2001 and $122.2 million in 2000.   Research, development and engineering spending was affected in 2002 by the commercial launch of the OP-1 product, which occurred in various markets in the second and fourth quarters of 2001.  Following the launch, in 2002 Stryker Biotech recorded a greater proportion of its expenses as cost of sales and selling, general and administrative expenses, compared with 2001 when this division classified substantially all of its costs as research, development and engineering. Increased spending from the Company's continued focus on new product development partially offset the decreased research, development and engineering expenses related to Stryker Biotech.

Recent new product introductions in the Orthopaedic Implant segment include the development of reconstructive implant (hip, knee, shoulder), spinal and trauma designs.  Introduced in 2002 were the Trident Acetabular Cup System, Accolade C-Cemented Stem, ScorpioFlex Knee for the United States market and Super Secur-Fit Plus Hip and Xia II Spinal System for the Japanese market.  In 2001, Accolade Hip System, EIUS minimally invasive Uni Knee System, Scorpio Plus Mobile Bearing Knee System, Trident Ceramic Acetabular System, Super EON and Super Secur-Fit hips for the Japanese market, T2 Intramedullary Nail System, Reflex Anterior Cervical Plate and Xia Stainless Steel.  In 2000, the Citation TMZF hip stems, Scorpio TS Knee Revision System, Xcellerate knee instrument system, Antigrade/Retrograde intramedullary nail, Tenxor Hybrid external fixator, Asnis III cannulated screw system, OPUS spine system and Solis interbody device were introduced.

New products at Stryker Instruments and Stryker Endoscopy include the development of advanced powered instruments, pain management systems, video technology and specialized operating room equipment.  In 2002, the System 5 heavy-duty, battery-powered instruments, SDC Pro 2 surgical DVD documentation system, PainPump2 and Precision System for percutaneous cement delivery were introduced.  In 2001, the TPS Saber Drill, Elite Attachments and Elite Burs for TPS, Cordless Driver II, SDC Pro 2 surgical documentation system, Percutaneous Cement Delivery System, Neptune Waste Management System, 988 Digital Camera and OptiVu HDVD wireless imaging system were introduced.  In 2000, the TPS U2 drill, Steri-Shield T4 Personal Protection System, Switchpoint router system, X6000 xenon light source and SERFAS radio frequency ablation system were introduced.

In 2002, Leibinger introduced the Universal Mandible Plating System and a new software module for fluoroscopic image-guided surgery.  In 2001, Leibinger introduced new image-guided surgery software modules and instrument sets for knee replacement, ENT and spinal applications and Quickdisk and Neuroclip for cranial fixation.  In 2000, new Leibinger product introductions included the Stryker Navigation System for image-guided surgery and the Delta System of resorbable screws and plates.

Stryker Medical continues to develop new patient handling equipment with the Go Bed +, the Stair Pro and the EvacChair launched in 2002 and the Trio Mobile Surgery Platform, the Cub pediatric crib and an enhanced Secure II bed launched in 2001.  In 2000, the Adel maternity bed, the Gynnie OB/GYN stretcher and the REM, Aires and Isoflex sleep surfaces were introduced.

Stryker Biotech is developing the use of OP-1 for other surgical indications in addition to the approved limited trauma indications in certain markets.  In 2001, an IDE pivotal clinical trial was initiated to study the new product OP-1 Putty in an uninstrumented posterolateral spine fusion indication.  The Company currently anticipates enrollment will be completed in 2003 and that the study will be completed in 2005.  The Company is also conducting a Phase II clinical trial in Japan to study OP-1 Putty in an instrumented posterolateral spine fusion indication.  Patient enrollment also began in 2002 in this study of 32 patients that is being conducted at four university hospital sites.

MARKETING

In the United States, most of the Company's products are marketed directly to more than 6,000 hospitals and to doctors and other health-care facilities by approximately 2,000 sales and marketing personnel.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

Approximately 67% of the Company's domestic revenues in 2002 were accounted for by sales to hospital cooperative buying groups and other large national accounts and 2% by sales to the Veterans Administration and other hospitals operated by the federal government.

International sales accounted for 34% of total revenues in 2002.  The Company's products are sold in more than 100 countries through more than 2,100 local dealers and direct sales efforts.  Local dealer support and direct sales are coordinated by approximately 1,900 sales and marketing personnel.  Stryker distributes its products through sales subsidiaries and branches with offices located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland and the United Kingdom.  Stryker exports products to dealers and to customers in Africa, China, the CIS (former Soviet Union), India, Korea, Latin America, Malaysia, the Middle East, Singapore, Taiwan, Thailand and Yugoslavia.  Additional information regarding the Company's international and domestic operations and sales appears in "Note 12 - Segment and Geographic Data" on pages 51 through 53 of this report.

The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

COMPETITION

The Company is one of four leading competitors in the United States for orthopaedic reconstructive products.  The three other leading competitors are DePuy Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), Zimmer Holdings, Inc., and Biomet, Inc. While competition abroad varies from area to area, the Company believes it is also a leading player in the international markets, with these same companies and Centerpulse Orthopedics, Inc. (a subsidiary of Centerpulse Ltd.), as its principal competitors.

In the trauma segment, Stryker is one of four leaders competing principally with Synthes-Stratec, Smith & Nephew Orthopaedics (a division of Smith & Nephew plc) and DePuy Orthopaedics, Inc.

In the spinal implant segment, the Company is one of five leaders, including the principal competitors Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy AcroMed, Inc. (a subsidiary of Johnson & Johnson), Synthes-Stratec and Centerpulse Spine-Tech, Inc. (a subsidiary of Centerpulse Ltd.).

In the powered surgical instruments segment, Stryker is one of the three leaders, together with the principal domestic competitors Linvatec, Inc. (a subsidiary of CONMED Corporation) and Medtronic Midas Rex, Inc. (a subsidiary of Medtronic, Inc.).  These companies are also competitors in the international markets, along with Aesculap-Werke AG (a division of B. Braun Melsungen AG), a large European manufacturer.

In the arthroscopy segment, the Company is one of the three leaders, together with the principal competitors Smith & Nephew Endoscopy (a division of Smith & Nephew plc) and Linvatec, Inc.  In the laparoscopic imaging products segment, the Company is one of the four leaders, together with the principal competitors Karl Storz GmbH & Co. (a German company), ACMI Corporation and Olympus Optical Co. Ltd. (a Japanese company).

In the craniomaxillofacial segment, Stryker is one of three leaders, together with the principal competitors Synthes-Stratec and Walter Lorenz Surgical, Inc. (a subsidiary of Biomet, Inc.).

In the surgical navigation segment, Stryker is one of five principal competitors including Medtronic Surgical Navigation Technologies (a division of Medtronic, Inc.), BrainLAB Inc. (a subsidiary of BrainLAB AG), AESCULAP AG & Co. KG (a division of B. Braun Melsungen AG), Radionics, Inc. (a subsidiary of Tyco International Ltd.) and GE Medical Systems Navigation and Visualization, Inc. (a subsidiary of General Electric Company).

The Company's primary competitor in the hospital bed segment is Hill-Rom Company, Inc. (a division of Hillenbrand Industries, Inc.).  In the specialty stretcher segment, the primary competitors are Hausted, Inc. (a subsidiary of STERIS Corporation), Hill-Rom Company, Inc., and Midmark Hospital Products Group (a subsidiary of Ohio Medical Instrument Company, Inc.).  In the ambulance cot segment, Ferno-Washington, Inc. is the Company's principal competitor.

In the United States outpatient physical and occupational rehabilitation market, the Company's primary competitors are independent therapist-owned practices and hospital-based services, in addition to other national rehabilitation companies, including HEALTHSOUTH Corporation and NovaCare Rehabilitation (a division of Select Medical Corporation).

The Company believes that several companies are engaged in the research and development of morphogenic proteins for the repair of hard and soft tissues that would compete with the Company's OP-1 product.  Wyeth has completed human clinical trials of a recombinant bone morphogenetic protein ("rhBMP-2") for repair of orthopaedic and other skeletal defects and has awarded certain distribution rights to Medtronic Sofamor Danek for rhBMP-2 in the United States and Europe.  A number of companies currently provide various other therapies, including allografts, bone fillers and electrical stimulation devices for the treatment, repair or replacement of bone and joint tissue.  The Company believes that its OP-1 product, which is approved for limited trauma indications in certain markets and is currently in clinical trials for other indications, would ultimately compete with these products and traditional therapies, such as autograft.

The principal factors that the Company believes differentiate it in these highly competitive market segments and enable it to compete effectively are innovation, reliability, service and reputation.  The Company is not able to predict the effect that continuing efforts to reduce health-care expenses generally and hospital costs in particular will have on the future sales of its products or its competitive position.  (See "Regulation and Product Quality.")  The Company believes that its competitive position in the future will depend to a large degree on the new products and improvements in existing products it is able to develop.  While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or attribute of a product represents a unique design or process.  Patent or trademark protection of such products restricts competitors from duplicating these unique designs and features.  Stryker seeks to obtain patent protection whenever possible on its products.  The Company currently has approximately 730 United States patents and 1,190 international patents.

MANUFACTURING AND SOURCES OF SUPPLY

The Company's manufacturing processes consist primarily of precision machining, metal fabrication and assembly operations and the forging and investment casting of cobalt chrome and finishing of cobalt chrome and titanium.  Approximately 12% of the Company's cost of sales in 2002 represented finished products that were purchased complete from outside suppliers.  The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components, and uses outside sources for certain finishing operations, such as plating, hardening and coating of machined components and sterilization of certain products.  The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys.  In all, purchased parts and components from outside sources were approximately 40% of the total cost of sales in 2002.

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

The FDA's Quality System regulations set forth standards for the Company's product design and manufacturing processes, require the maintenance of certain records and provide for inspections of the Company's facilities by the FDA.  There are also certain requirements of state, local and foreign governments that must be complied with in the manufacturing and marketing of the Company's products.  The Company believes that the manufacturing and quality control procedures it employs meet the requirements of these regulations.

Most of the Company's new products fall into FDA classifications that require notification of and review by the FDA before marketing, submitted as a 510(k). The Company's OP-1 product requires extensive clinical testing, consisting of safety and efficacy studies, followed by a PMA application for a specific surgical indication.

Stryker also is subject to the laws that govern the manufacture and distribution of medical devices of each country in which the Company manufactures or sells products.  The member states of the European Union ("EU") have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries.  These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain Community European ("CE") marks for their products.  Stryker has authorization to apply the CE mark to its hip, knee, upper extremity, spinal implant and trauma products, and to its Endoscopy, Instruments, Leibinger and Medical division products.  The Company's OP-1 product has been considered a drug under the regulations for Europe, Australia and Japan.

Government agencies, legislative bodies and private sector initiatives to limit the growth of health-care costs, including price regulation and competitive pricing, are continuing in markets where the Company does business, including the United States, Europe and Japan.  It is impossible to predict at this time the long-term impact of such cost containment measures on the Company's future business.

EMPLOYEES

At December 31, 2002, the Company had 14,045 employees worldwide, including 5,138 involved in manufacturing, warehousing and distribution operations; 3,825 in marketing and sales; 746 in research, development and engineering; 2,914 providing physical, occupational and speech therapy; and the balance in general management and administration.  Approximately 1,540 employees are covered by collective bargaining agreements.  On August 23, 2002, the Company and the I.U.E.-CWA Local 485 entered into a Shutdown Agreement and Release ("SAR").  The SAR covers approximately 400 domestic employees and was entered into pursuant to the Company's decision to close its Rutherford, New Jersey manufacturing facility.  The SAR expires at the earliest of August 31, 2004 or when the Rutherford operation closes.  Additional information regarding the Company's decision to close its Rutherford operation appears in "Note 6 - Restructuring and Acquisition-Related Liabilities" on pages 42 through 44 of this report.  Labor agreements covering approximately 1,140 international employees are updated annually.  The Company believes that its employee relations are satisfactory.

ITEM 2.	PROPERTIES

The Company has the following properties:

		Square	Owned/
Facility	Location	Feet	Leased

Manufacturing, warehousing and
distribution facilities for
orthopaedic implant business	Mahwah, New Jersey	245,000	Owned
and administrative offices	Rutherford, New Jersey	170,000	Owned
for Howmedica Osteonics:	Allendale, New Jersey	135,000	Leased

Manufacturing, warehousing and
distribution facility for surgical
instruments products and administrative	Portage, Michigan	250,000	Owned
offices for Stryker Instruments division:	Kalamazoo, Michigan	41,000	Leased

Manufacturing facilities for trauma
products and administrative offices	Kiel, Germany	143,500	Owned
for Stryker Trauma GmbH:	Kiel, Germany	32,000	Leased

Manufacturing, warehousing and
distribution facilities for beds,
stretchers and furniture and	Portage, Michigan	151,000	Owned
administrative offices for Stryker	Kalamazoo, Michigan	90,000	Owned
Medical division:	Portage, Michigan	25,000	Leased

Manufacturing, warehousing and
distribution facilities for hip and
knee products and administrative
offices for Howmedica International
S. de R.L.:	Limerick, Ireland	130,000	Owned

Manufacturing, warehousing and
distribution facilities for endoscopy
business and administrative offices	San Jose, California	165,000	Leased
of Stryker Endoscopy division:	El Cajon, California	13,000	Leased

Manufacturing, warehousing and	Freiburg, Germany	83,000	Owned
distribution facilities for	Stetten, Germany	36,000	Owned
craniomaxillofacial surgery	Portage, Michigan	21,000	Leased
plate and screw systems and	Freiburg, Germany	3,000	Leased
administrative offices for Stryker Leibinger:	Boulder, Colorado	1,000	Leased

Manufacturing facility for surgical instruments,
endoscopy and Stryker Leibinger businesses:	Arroyo, Puerto Rico	128,000	Leased

Manufacturing facilities for hip and
knee products and administrative
offices for Benoit Girard SAS:	Herouville, France	130,000	Owned

Manufacturing, warehousing and
distribution facility for trauma
and orthopaedic products and
administrative offices for Stryker	Selzach, Switzerland	56,000	Owned
Trauma - Selzach AG:	Selzach, Switzerland	8,000	Leased

Manufacturing, warehousing and
distribution facility for beds	L'Islet, Canada	87,000	Owned
and furniture in Canada:	Levis, Canada	7,000	Leased

Manufacturing, warehousing and
distribution facility for
surgical instruments products:	Carrigtwohill, Ireland	43,000	Owned

Manufacturing facility for trauma
products and administrative offices
for Stryker Trauma SA:	Geneva, Switzerland	46,000	Leased

Manufacturing, warehousing and
distribution facility for	Carrigtwohill, Ireland	108,000	Owned
orthopaedic implant business:	Carrigtwohill, Ireland	10,000	Leased

Manufacturing and warehousing facilities	Bordeaux, France	74,000	Owned
for spinal implant products and	Bordeaux, France	27,000	Leased
administrative offices for Stryker Spine SA:	Allendale, New Jersey	11,000	Leased

Manufacturing and research facilities	West Lebanon, New Hampshire	106,000	Owned
for OP-1 and administrative offices	Hopkinton, Massachusetts	69,000	Leased
for Stryker Biotech:	Wilder, Vermont	9,000	Leased

Warehousing and administrative offices for	Osaka, Japan	38,000	Leased
Japan division:	Tokyo, Japan	37,000	Leased

331 physical therapy clinics located
throughout the United States:	United States	1,259,000	Leased

Domestic sales and administrative
offices throughout the United States:	United States	302,000	Leased

Sales, warehousing and
administrative offices	Europe	58,000	Owned
throughout Europe:	Europe	427,000	Leased

Sales branches including warehousing and	Japan	101,000	Owned
sales facilities throughout Japan:	Japan	29,000	Leased

Sales, warehousing and
administrative offices throughout
Asia, excluding Japan:	Asia	142,000	Leased

Sales, warehousing, distribution and
administrative offices for Stryker	Hamilton, Canada	46,000	Leased
Canada:	L'Islet, Canada	34,000	Leased

Sales, warehousing and
administrative offices for Stryker
Latin America throughout Latin	Latin America	30,000	Leased
America:	Miami, Florida	5,000	Leased

Administrative offices for Physiotherapy
Associates Inc.:	Memphis, Tennessee	17,000	Owned

Administrative offices for
Stryker Corporation:	Kalamazoo, Michigan	35,000	Leased

ITEM 3.	LEGAL PROCEEDINGS

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

The Company's Common Stock is traded on the New York Stock Exchange under the symbol SYK.   Quarterly stock prices appear under the caption "Summary of Quarterly Data (Unaudited)" on page 54 of this report and dividend information for the years ended December 31, 2002 and 2001 under the caption "Summary of Operations" in Item 6 below.  The Company's Board of Directors intends to consider a year-end cash dividend annually at its December meeting.

The Company issued 35,205 shares of Common Stock in 2002 as performance incentive awards to certain employees.  The shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

On February 28, 2003, there were 3,132 stockholders of record of the Company's Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The financial information for each of the five years in the period ended December 31, 2002 is set forth below (dollars in millions, except per share amounts):

SUMMARY OF OPERATIONS

	2002	2001		2000	1999	1998
Net sales	$3,011.6	$2,602.3		$2,289.4	$2,103.7	$1,103.2
Cost of sales:
Before inventory step-up	1,111.2	963.8		815.2	791.5	464.3
Inventory step-up	--	--		--	198.2	7.8
Total cost of sales	1,111.2	963.8		815.2	989.7	472.1
Gross profit	1,900.4	1,638.5		1,474.2	1,114.0	631.1

Research, development and engineering expenses	141.4	142.1		122.2	105.2	61.0
Selling, general and administrative expenses	1,165.4	985.4		885.6	808.4	373.6
Purchased research and development	--	--		--	--	83.3
Restructuring and acquisition-related charges (credits)	17.2	0.6		(1.0)	18.9	19.0
	1,324.0	1,128.1		1,006.8	932.5	536.9

Other expense (income)	69.7	104.7		132.5	151.7	3.3
Earnings before income taxes and extraordinary item	506.7	405.7		334.9	29.8	90.9
Income taxes	161.1	133.9		113.9	10.4	30.9
Earnings before extraordinary item	345.6	271.8		221.0	19.4	60.0
Extraordinary loss, net of income taxes	--	(4.8)		--	--	--
Net earnings	$345.6	$267.0		$221.0	$19.4	$60.0
	=====	=====		====	====	====

Net earnings per share of common stock (a):
Basic	$1.75	$1.38	(b)	$1.13	$ .10	$ .31
Diluted	$1.70	$1.34	(b)	$1.10	$ .10	$ .31

Dividend per share of common stock (a)	$.12	$.10		$.08	$ .065	$.06

Average number of shares outstanding - in millions (a):
Basic	197.5	196.3		195.1	193.8	192.6
Diluted	203.8	203.0		201.1	198.6	196.3

(a) Adjusted for the two-for-one stock split effective May 12, 2000.
(b) Excludes net extraordinary loss per share of $.02 basic and $.02 diluted.

FINANCIAL AND STATISTICAL DATA

	2002	2001	2000	1999	1998
Cash and marketable securities	37.8	50.1	54.0	83.5	138.6
Working capital	443.8	459.7	379.6	440.8	666.2
Current ratio	1.6	1.9	1.6	1.7	2.0
Property, plant and equipment - net	519.2	444.0	378.1	391.5	429.5
Capital expenditures	139.0	161.9	80.7	76.4	51.3
Depreciation and amortization	186.1	172.0	168.6	162.8	53.2
Total assets	2,815.5	2,423.6	2,430.8	2,580.5	2,875.4
Long-term debt, including current maturities	501.7	722.6	1,012.5	1,287.4	1,503.0
Stockholders' equity	1,498.2	1,056.2	854.9	671.5	672.6
Return on average equity	27.1%	27.9%	29.0%	2.9%	9.3%
Net cash provided by operating activities	503.9	468.3	331.8	284.0	154.5
Number of stockholders of record	2,983	2,886	2,904	2,929	3,061
Number of employees	14,045	12,839	12,084	10,925	10,974

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales			Percentage Change
	2002	2001	2000	2002/01	2001/00
Net sales	100.0%	100.0%	100.0%	16%	14%
Cost of sales	36.9	37.0	35.6	15	18
Gross profit	63.1	63.0	64.4	16	11
Research, development and engineering expenses	4.7	5.5	5.3	--	16
Selling, general and administrative expenses	38.7	37.9	38.7	18	11
Restructuring and acquisition-related charges	0.6	--	--	--	--
Other expense (income)	2.3	4.0	5.8	(33)	(21)
Earnings before income taxes and extraordinary item	16.8	15.6	14.6	25	21
Income taxes	5.3	5.1	5.0	20	18
Earnings before extraordinary item	11.5	10.4	9.7	27	23
Extraordinary loss, net of income taxes	--	(0.2)	--	--	--
Net earnings	11.5%	10.3%	9.7%	29	21
	====	====	====

The table below sets forth domestic/international and product line sales information:

	Net Sales (in millions)			Percentage Change
	2002	2001	2000	2002/01	2001/00
Domestic/international sales
Domestic	$1,973.7	$1,688.4	$1,408.2	17%	20%
International	1,037.9	913.9	881.2	14	4
Total net sales	$3,011.6	$2,602.3	$2,289.4	16	14
	======	======	======
Product line sales
Orthopaedic Implants	$1,704.8	$1,447.2	$1,315.6	18	10
MedSurg Equipment	1,105.3	974.2	826.5	13	18
Physical Therapy Services	201.5	180.9	147.3	11	23
Total net sales	$3,011.6	$2,602.3	$2,289.4	16	14
	======	======	======

 2002 Compared with 2001

Stryker Corporation's net sales increased 16% in 2002 to $3,011.6 million from $2,602.3 million in 2001.  Net sales grew by 11% as a result of increased unit volume and changes in product mix; 3% related to higher selling prices; and 2% as a result of acquired businesses.

Domestic sales were $1,973.7 million for 2002, representing an increase of 17% as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.  The July 1, 2002, acquisition of the Surgical Dynamics Inc. spinal implant business (SDI) from Tyco International Ltd. added $22.8 million to domestic sales for 2002.  International sales were $1,037.9 million for 2002, representing an increase of 14% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The acquisition of SDI added $2.5 million to international sales for 2002.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $13.7 million for 2002.  Excluding the impact of foreign currency, international sales increased 12% in 2002.

Worldwide sales of Orthopaedic Implants were $1,704.8 million for 2002, representing an increase of 18% as a result of higher shipments of reconstructive (hip, knee and shoulder), trauma and spinal implants.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 17% in 2002.  Worldwide sales of MedSurg Equipment were $1,105.3 million for 2002, representing an increase of 13% as a result of higher shipments of powered surgical instruments, endoscopic systems, hospital beds and stretchers and Leibinger craniomaxillofacial implants and image-guided surgical systems. Excluding the impact of foreign currency, sales of MedSurg Equipment increased 13% in 2002.  Physical Therapy Services revenues were $201.5 million for 2002, representing an increase of 11% as a result of new physical therapy centers and higher revenue from existing centers.

Cost of sales represented 36.9% of sales compared with 37.0% in 2001.  The slightly lower cost of sales percentage in 2002 is due to an increase in the absorption of fixed manufacturing costs caused by increased production at certain of the Company's manufacturing plants to meet current demand and higher sales growth for the higher margin Orthopaedic Implant products, offset partially by higher product obsolescence resulting from product launches.

While research, development and engineering expenses in 2002 were consistent with prior year amounts, they decreased to 4.7% of sales from 5.5% in 2001.   Research, development and engineering spending was affected in 2002 by the commercial launch of the osteogenic protein-1 (OP-1) product, which occurred in various markets in the second and fourth quarters of 2001.  Following the launch, in 2002 Stryker Biotech recorded a greater proportion of its expenses as cost of sales and selling, general and administrative expenses, compared with 2001 when this division classified substantially all of its costs as research, development and engineering. Increased spending from the Company's continued focus on new product development partially offset the decreased research, development and engineering expenses related to Stryker Biotech.  New product introductions in 2002 included ScorpioFlex knee for the United States market, Super Secur-Fit Plus hip for the Japanese market, Trident Ceramic Acetabular Hip System in Canada, Xia II Spinal System, System 5 heavy-duty, battery-powered system, TPS Saber Drill, SDC Pro 2 surgical DVD documentation system, PainPump2, Precision System for percutaneous cement delivery, fluoroscopic software module for the Stryker Navigation System and Go Bed +.

Selling, general and administrative expenses increased 18% in 2002 and represented 38.7% of sales compared with 37.9% in 2001.  The increase in selling, general and administrative expense is partially due to an increase in sales commission expense as a result of the 16% increase in net sales in 2002.  In addition, the Company incurred an $8.9 million increase in insurance costs during 2002.  The change in classification of certain Stryker Biotech expenses, as discussed above, also contributed to the increase in selling, general and administrative expenses.  Discount expense related to the accounts receivable securitization program, which is included in selling, general and administrative expenses, declined to $2.7 million in 2002 from $5.8 million in 2001 as a result of lower discount rates.

The Company recognized charges of $17.2 million in continuing operations ($11.5 million net of income taxes) relating to restructuring and acquisition-related items in the third quarter of 2002 and restructuring and acquisition-related charges of $0.6 million in the fourth quarter of 2001.  The 2002 restructuring and acquisition-related items include a charge of $21.0 million ($14.1 million net of income taxes) for employment-related costs to close the Company's Rutherford, New Jersey manufacturing facility, partially offset by a credit of $3.8 million ($2.6 million net of income taxes) to reverse certain Howmedica restructuring and acquisition-related costs to reflect actual final payments required.  The $21.0 million restructuring charge relates to the shutdown agreement reached between the Company and the employee bargaining unit to close the Howmedica Osteonics implant manufacturing facility in Rutherford, New Jersey which was ratified by the members of the I.U.E.-CWA Local 485 on August 23, 2002.  Under the agreement, laid-off employees will receive significantly more benefits than they would have under the Collective Bargaining Agreement that was set to expire on August 31, 2002.  In addition, at least 80 qualified employees from the Rutherford facility will be offered employment at the new Howmedica Osteonics facility in Mahwah, New Jersey.  The charge covers employment-related severance costs for approximately 400 employees.  The Company expects the Rutherford facility to be closed over the next 12 months with final severance payments to be made in 2004.  As Howmedica Osteonics prepares to permanently cease manufacturing in Rutherford, it will transition production to its facilities in Mahwah, New Jersey as well as Cork and Limerick, Ireland.

In the fourth quarter of 2001, the Company recognized charges of $0.6 million in continuing operations related to various restructuring and acquisition-related events.  The 2001 restructuring and acquisition-related charges included $2.4 million of charges, partially offset by the reversal of prior year restructuring accruals totaling $1.8 million.  See the following comparison of 2001 results to 2000 results for additional information.

Interest expense declined to $40.3 million in 2002 from $67.9 million in 2001, primarily as a result of lower outstanding debt balances.  The decrease in intangibles amortization to $28.9 million in 2002 from $38.4 million in 2001 is primarily the result of the Company's adoption of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill.  If the nonamortization provisions of Statement No. 142 had been applied in the prior year, amortization expense for 2001 would have been reduced by $18.1 million and net earnings would have increased by $12.1 million ($.06 per diluted share).  Other expense was $0.5 million in 2002, compared with $1.6 million of other income in 2001 due to foreign currency transaction losses in the current year versus gains in the prior year, partially offset by higher interest income.

The effective income tax rate was 31.8% in 2002 compared with 33.0% in 2001.  The Company's effective income tax rate for the year was reduced from 33.0% to 31.8% in the fourth quarter of 2002, thereby reducing income tax expense by $6.1 million, primarily as a result of increased manufacturing in lower tax jurisdictions such as Ireland and Puerto Rico.

Earnings before extraordinary item increased 27% to $345.6 million from $271.8 million in 2001; basic earnings per share before extraordinary item increased 27% to $1.75 in 2002 from $1.38 in 2001; and diluted earnings per share before extraordinary item increased 27% to $1.70 in 2002 from $1.34 in 2001.  In December 2001, the Company refinanced and prepaid the remaining $642.7 million outstanding under the $1,650.0 million Senior Secured Credit Facilities established in 1998 in connection with the Howmedica acquisition.  The prepayment of the 1998 Facilities resulted in the write-off in 2001 of related unamortized deferred loan costs of $7.1 million, which was reflected as an extraordinary loss of $4.8 million (net of income taxes of $2.3 million; $.02 per basic and diluted share).  Net earnings were $345.6 million (basic and diluted net earnings per share of $1.75 and $1.70, respectively) compared with $267.0 million (basic and diluted net earnings per share of $1.36 and $1.32, respectively) in 2001.

Excluding nonrecurring items that include the impact of the restructuring and acquisition-related items on 2002 and 2001 and the impact of the change in goodwill amortization and the extraordinary loss on 2001, net earnings in 2002 were $357.1 million, representing a 26% increase over net earnings of $284.3 million in 2001.  Diluted net earnings per share increased 25% to $1.75 compared with $1.40 in 2001.  The reconciliations, including related earnings per share amounts, of reported net earnings to adjusted net earnings before nonrecurring items are as follows:

	Years ended December 31 (in millions)
	2002	2001	% Change
Reported net earnings	$345.6	$267.0	29
Restructuring and acquisition-related items	11.5	0.4	--
Goodwill and assembled workforce amortization	--	12.1	--
Extraordinary loss	--	4.8	--
Adjusted net earnings before nonrecurring items	$357.1	$284.3	26
	====	====

Basic net earnings per share:
Reported basic net earnings per share	$1.75	$1.36	29
Restructuring and acquisition-related items	$.06	--	--
Goodwill and assembled workforce amortization	--	$.06	--
Extraordinary loss	--	$.02	--
Adjusted basic net earnings per share before nonrecurring items	$1.81	$1.45	25

Diluted net earnings per share:
Reported diluted net earnings per share	$1.70	$1.32	29
Restructuring and acquisition-related items	$.06	--	--
Goodwill and assembled workforce amortization	--	$.06	--
Extraordinary loss	--	$.02	--
Adjusted diluted net earnings per share before nonrecurring items	$1.75	$1.40	25

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

The Company's domestic sales increased 20% in 2001 to $1,688.4 million from $1,408.2 million in 2000.  The domestic sales gain was the result of higher shipments of Orthopaedic Implants, MedSurg Equipment and higher revenue from Physical Therapy Services.  International sales increased 4% for the year to $913.9 million from $881.2 million in 2000 as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons on the dollar value of international sales was unfavorable by $62.1 million for the year.  Excluding the impact of foreign currency, international sales increased 11% in 2001.

Worldwide sales of Orthopaedic Implants were $1,447.2 million for 2001, representing an increase of 10% as a result of higher shipments of reconstructive (hip, knee and shoulder), trauma and spinal implants.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 13% in 2001.  Worldwide sales of MedSurg Equipment were $974.2 million for 2001, representing an increase of 18% based on higher shipments of powered surgical instruments, endoscopic systems, hospital beds and stretchers and Leibinger craniomaxillofacial implants and image-guided surgical systems.  Excluding the impact of foreign currency, sales of MedSurg Equipment increased 20% in 2001.  Physical Therapy Services revenues were $180.9 million for 2001, representing an increase of 23% as a result of new physical therapy centers and higher revenue from existing centers.

Cost of sales represented 37.0% of sales compared with 35.6% in 2000.  The higher cost of sales percentage in 2001 resulted primarily from the change in recording of freight revenue described above and the classification of certain shipping costs as cost of sales in 2001 that had been reported in selling, general and administrative expenses in the prior year.  The cost of sales percentage increased approximately 1.0% in 2001 as a result of the change in classification of freight revenue and shipping costs.  Cost of sales for 2001 was also higher by approximately 0.4% due to an increase in unabsorbed manufacturing costs caused by the slowing of production in certain of the Company's manufacturing plants to reduce overall inventory levels.  The Company continually assesses the overall capacity provided by its manufacturing plants relative to cost, inventory management and expected sales growth.  A slight increase in Orthopaedic Implant margins was more than offset by higher sales and revenues of lower-margin MedSurg Equipment products and Physical Therapy Services.

Research, development and engineering expenses increased 16% in 2001 and represented 5.5% of sales compared with 5.3% in 2000.  The increase in research, development and engineering spending in 2001 resulted from continued Company-wide focus on new product development.  New product introductions in 2001 included the Accolade Cemented Hip Stem, EIUS knee, T2 Intramedullary Nail System, Reflex Anterior Cervical Plate, Percutaneous Cement Delivery System, Elite Attachments for TPS, Cordless Driver II, Stryker Knee Navigation System, SDC Pro 2 surgical documentation system, 988 Digital Camera, Go Bed, Trio Mobile Surgery Platform and an enhanced Secure II bed.  In the second quarter of 2001, the Company received marketing approval for its OP-1 product in Australia and the European Union.  The approved indication in Australia was for the treatment of nonunion of long bone fractures secondary to trauma for the purposes of initiating repair by new bone formation.  The approved indication in Europe was for tibial nonunions of nine-month duration, secondary to trauma, in skeletally mature patients, in cases where previous treatment with autograft has failed or use of autograft is unfeasible.  In the fourth quarter of 2001, the Company was granted Humanitarian Device Exemption (HDE) status for OP-1 by the United States Food and Drug Administration (FDA).  The approved indication in the United States was for use as an alternative to autograft in recalcitrant long bone nonunions where use of autograft is unfeasible and alternative treatments have failed.  Under the HDE, OP-1 has been made available as a humanitarian device, defined by the FDA as one intended to benefit patients by treating or diagnosing a disease or condition that affects fewer than 4,000 individuals per year in the United States  The first commercial sales of OP-1 in Australia began in mid-May 2001 and the commercial launch of OP-1 in select markets of the European Union began in August.  The first sales of OP-1 in the United States under the HDE began in November.  The commercial launch of OP-1 did not have a significant impact on sales in 2001.

Selling, general and administrative expenses increased 11% in 2001 and represented 37.9% of sales compared with 38.7% in 2000.  The classification of certain shipping costs as cost of sales in 2001 reduced selling, general and administrative expenses as a percent of sales by approximately 0.4% in 2001.  In addition, discount expense related to the accounts receivable securitization program, which was included in selling, general and administrative expenses, declined to $5.8 million in 2001 from $7.1 million in 2000 as a result of lower discount rates.

The Company recognized charges of $0.6 million in continuing operations relating to various restructuring and acquisition-related events in the fourth quarter of 2001 and recognized restructuring and acquisition-related credits of $1.0 million in 2000.  The 2001 restructuring and acquisition-related charges include $2.4 million of charges, partially offset by the reversal of prior year restructuring accruals totaling $1.8 million.  The $2.4 million in 2001 charges included a $0.9 million acquisition-related charge for severance and related costs associated with the reorganization of the Company's sales structure in Italy to accommodate the integration of the business acquired from the Company's independent Italian distributor.  The reorganization established a direct sales force in Italy that distributes the Company's full product portfolio.  The $0.9 million charge covered severance costs for three employees in Italy and costs to cancel contracts with discontinued agents.  The reorganization of the sales structure in Italy was completed in the first quarter of 2002.  The 2001 charge also included a $0.7 million charge related to the reorganization of the Company's distribution channels in Latin America and $0.8 million for severance costs for 10 employees in Europe.  The $0.7 million charge reflected the cost to terminate a distributor and was based on contractual terms.  Planned European workforce reductions were completed in the first quarter of 2002.  The $1.8 million in credits included $1.4 million related to a reduction in the expected costs to complete headcount reductions associated with the 2000 and 1999 reorganizations of the Company's European and Japanese distribution operations.  The 2001 credits also included $0.4 million to reverse the remaining loss reserves established in Japan for discontinued ophthalmology inventories sold on a contingent basis in 1999.

In 2000, the Company recognized credits of $1.0 million, consisting of the reversal of prior year restructuring accruals totaling $7.0 million, partially offset by charges totaling $6.0 million. The $7.0 million in credits included $1.2 million related to the reorganization of Stryker's distribution channels associated with the acquisition of Howmedica and $2.7 million to reverse reserves for a distributor reorganization that was charged to operations in 1996.  The credits also included $2.7 million related to a reduction in the expected costs to complete headcount reductions in Japan and $0.4 million to reverse a portion of loss reserves established in Japan for discontinued ophthalmology inventories sold on a contingent basis in 1999.  The $6.0 million in 2000 restructuring charges included a $4.0 million charge to cover severance costs for 95 employees, primarily in Europe; $1.4 million for asset write-offs, primarily for goodwill and inventory, and lease commitments associated with certain operations, principally in Europe, that were closed in the fourth quarter of 2000.  The planned workforce reductions were completed in 2001, and the remaining amount of the reserve was reversed in 2001.  The 2000 restructuring charges also included $0.6 million to terminate two small European distributors.

Interest expense declined to $67.9 million in 2001 from $96.6 million in 2000, primarily as a result of lower outstanding debt balances.  The increase in intangibles amortization to $38.4 million in 2001 from $34.7 million in 2000 related primarily to business acquisitions during 2001 and the second half of 2000.  Other income increased to $1.6 million in 2001 from other expense of $1.2 million in 2000, primarily as a result of foreign currency transaction gains in 2001 versus foreign currency transaction losses in 2000, partially offset by lower interest income.  The effective income tax rate for 2001 was 33.0% compared with a 34.0% effective income tax rate in 2000.  The decrease in the rate from 2000 to 2001 was attributable to the mix of operating results among the tax jurisdictions.

Earnings before extraordinary item increased 23% to $271.8 million in 2001 from $221.0 million in 2000; basic earnings per share before extraordinary item increased 22% to $1.38 in 2001 from $1.13 in 2000; and diluted earnings per share before extraordinary item increased 22% to $1.34 in 2001 from $1.10 in 2000.  In December 2001, the Company refinanced and prepaid the remaining $642.7 million outstanding under the $1,650.0 million Senior Secured Credit Facilities established in 1998 in connection with the Howmedica acquisition.  The prepayment of the 1998 Facilities resulted in the write-off of related unamortized deferred loan costs of $7.1 million, which was reflected as an extraordinary loss of $4.8 million (net of income taxes of $2.3 million; $.02 per basic and diluted share).  Net earnings were $267.0 million (basic and diluted net earnings per share of $1.36 and $1.32, respectively) compared with $221.0 million (basic and diluted net earnings per share of $1.13 and $1.10, respectively) in 2000.

Liquidity and Capital Resources

The Company's working capital at December 31, 2002 decreased $15.9 million to $443.8 million from $459.7 million at December 31, 2001.  The working capital decrease is due primarily to lower cash balances, additional liabilities resulting from restructuring and acquisition-related items recorded during 2002 and increases in other accrued liabilities, partially offset by increases in accounts receivable and inventories.  The additional liabilities from restructuring and acquisition-related items is the result of the aforementioned pending closure of the Company's Rutherford, New Jersey manufacturing facility.  Other accrued liabilities increased in 2002 as a result of higher obligations for third-party sales agent commissions, third-party royalties, non-income based taxes and general increases in other accrued liabilities.  Accounts receivable days sales outstanding, excluding the effect of the Company's $130.0 million accounts receivable securitization program, decreased 1 day to 58 days at December 31, 2002 from 59 days at December 31, 2001.  The lower days sales outstanding at December 31, 2002 is the result of improved collection efforts as well as an increase in the allowance for bad debts to provide for potential exposures in Europe and Latin America.  Days sales in inventory decreased 12 days to 126 days at December 31, 2002 from 138 days at December 31, 2001.  The lower days sales in inventory is primarily the result of improved inventory management and higher provisions for product obsolescence as a result of product launches.

The Company generated cash of $503.9 million from operations in 2002 compared with $468.3 million in 2001.  The generation of cash in 2002 is the result of strong cash earnings (net earnings plus noncash adjustments) and increases in accrued expenses and income tax liabilities and decreases in the accounts receivable and inventory days mentioned previously.  These items were partially offset by increases in deferred charges and accounts receivable from increased sales and payments of $8.4 million attributable to restructuring and acquisition-related liabilities and acquisition purchase liabilities.  In 2002, the Company used cash of $173.6 million for business and product line acquisitions, $139.0 million for capital expenditures and $19.7 million for the payment of dividends.  Business and product line acquisitions include $135.0 million paid to Tyco International Ltd. in the third quarter to acquire SDI, $14.0 million paid to Curis, Inc. to eliminate all royalties payable on future sales of OP-1 and $10.0 million paid to Pain Concepts, Inc. to acquire the DEKOMPRESSOR product line (as further discussed in Other Matters).  In addition to the borrowings used to fund business and product line acquisitions, the Company borrowed an additional $438.0 million under its existing credit facilities to fund cash flow needs during 2002 and made repayments of $836.6 million against the credit facilities.  Total borrowings declined by $220.9 million after adjusting for the effect of foreign currency translation.

In 2002, the Company used cash of $139.0 million for capital expenditures, including $17.9 million related to the construction of Phase II of the Company's Mahwah, New Jersey manufacturing and distribution facility.  In addition, the Company spent $14.3 million for the expansion of the Company's Cork, Ireland manufacturing facility and $8.8 million for improvements to the Company's newly leased Endoscopy manufacturing facility in San Jose, California.

The Company had $37.8 million in cash and cash equivalents at December 31, 2002.  The Company also had outstanding borrowings totaling $501.7 million at that date.  Current maturities of long-term debt at December 31, 2002 are $10.7 million and will decrease to $0.2 million in 2004 and $0.2 million in 2005.  The Company's $250.0 million 364-day revolving credit agreement expires in December 2003 and is renewable at the Company's and the lenders' discretion.  The Company's $750.0 million five-year, nonamortizing, revolving credit agreement expires in December 2006.  The Company believes its cash on hand as well as anticipated cash flows from operations will be sufficient to fund future operating and capital requirements and required debt repayments.  Should additional funds be required, the Company had $589.8 million of additional borrowing capacity available under all of its existing credit facilities at December 31, 2002.

The Company's future contractual obligations for agreements with initial terms greater than one year are summarized as follows:

	Payment Period
	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$10.7	$0.2	$0.2	$487.1	$0.2	$3.3
Operating leases	40.0	31.5	22.7	16.8	13.4	45.3

The Company's additional borrowing capacity, along with the expected expiration period of the commitments, are summarized as follows:

		Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year

Lines of credit	$581.6	$326.1	$255.5
Standby letters of credit	8.2	--	8.2

Critical Accounting Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  On an on-going basis, management evaluates these estimates.  Estimates are based on historical experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes that an understanding of the following critical accounting policies is important in obtaining an overall understanding of the Consolidated Financial Statements.

Inventory Reserves:  The Company maintains reserves for excess and obsolete inventory resulting from the potential inability to sell its products at prices in excess of current carrying costs.  The markets in which the Company operates are highly competitive, with new products and surgical procedures introduced on an on-going basis.  Such marketplace changes may cause the Company's products to become obsolete.  The Company makes estimates regarding the future recoverability of the costs of these products and records a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends.  If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which could unfavorably affect future operating results.

Income Taxes:  The Company operates in multiple tax jurisdictions both inside and outside the United States.  Accordingly, management must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions.  Tax audits associated with the allocation of this income and other complex issues that may arise require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different tax rates.  The Company believes its income tax accruals are adequate to cover exposures related to such potential changes in income allocation between tax jurisdictions.  To the extent additional information becomes available, such accruals are adjusted to reflect revised probable outcomes.

Impairment of Goodwill and Indefinite-Lived Intangibles:  The Company follows the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, in determining the amount, if any, by which the Company's goodwill may be impaired in value.  The Company uses the two-step process prescribed in Statement No. 142.  The first step is a screen for potential impairment.  The second step, if necessary, measures the amount of the impairment.  Inherent in the two-step process are certain assumptions and estimates necessary to determine fair values for reportable units, as defined in Statement No. 142.  Should actual results or changes in future expectations differ from those projected by management, goodwill impairment charges may be required which could unfavorably affect future operating results.  See Other Matters for further discussion regarding the adoption of Statement No. 142.

Other Matters

The Company distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  The Company's operating results are primarily exposed to changes in exchange rates among the United States dollar and the Japanese yen and European currencies, particularly the euro and the British pound.  When the United States dollar strengthens against foreign currencies, the dollar value of foreign currency sales declines.  When the United States dollar weakens, the opposite situation occurs.  The Company manufactures its products in the United States, France, Germany, Ireland, Switzerland, Canada and Puerto Rico and incurs the costs to manufacture in the applicable local currencies.  This worldwide deployment of factories serves to partially mitigate the impact of currency exchange rate changes on the Company's cost of sales.

The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies.  For the year ended December 31, 2002, the strengthening of foreign currencies increased the value of these investments in net assets by $79.4 million.  This gain reduced the previously recorded cumulative loss from weakening of foreign currencies that is deferred and recorded as a separate component of stockholders' equity.

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

At December 31, 2002, the Company had outstanding forward currency exchange contracts to purchase $82.0 million and sell $97.7 million of various currencies (principally United States dollars and euros) with maturities ranging principally from 30 to 180 days.  At December 31, 2001, the Company had outstanding forward currency exchange contracts to purchase $97.4 million and sell $72.1 million of various currencies (principally United States dollars and euros) with maturities ranging principally from 30 to 180 days.  The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted for amortized forward points.  A hypothetical 10% change in exchange rates for these currencies would change the 2002 fair value by approximately $0.5 million and would have changed the 2001 fair value by approximately $1.4 million.

The Company's exposure to market risk for changes in interest rates relates to its borrowings and the accounts receivable securitization facility.  The Company manages the interest rate risk on its borrowings through interest rate swap agreements, which have fixed the base rate on a $250.0 million notional amount of the $486.9 million of variable-rate borrowings outstanding at December 31, 2002.  If market interest rates for similar borrowings had averaged 1% more than they did in 2002, the Company's 2002 interest expense, after considering the effects of its interest rate swaps, would have increased, and earnings before income taxes would have decreased by $1.1 million.  By comparison, if market interest rates had averaged 1% less than they did during 2002, the Company's 2002 interest expense, after considering the effects of its interest rate swaps, would have decreased, and earnings before income taxes would have increased by $1.1 million.  If market interest rates for the accounts receivable securitization facility had averaged 1% more than they did in 2002, the Company's discount expense would have increased, and earnings before income taxes would have decreased by $1.3 million.  By comparison, if market interest rates had averaged 1% less than they did in 2002, the Company's discount expense would have decreased, and earnings before income taxes would have increased by $1.3 million.  These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost, interest rate swap agreements and accounts receivable securitization facility without any actions by management to mitigate its exposure to such changes.

The Company is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, but does not anticipate nonperformance by any of the counterparties.

The Company's interest rate swap agreements effectively convert a portion of its variable-rate borrowings to a fixed-rate basis through 2003, thus reducing the impact of changes in interest rates on future interest expense.  Approximately 51% of the Company's outstanding variable-rate borrowings as of December 31, 2002 have been hedged through the designation of interest rate swap agreements classified as cash flow hedges.  A gain of $9.3 million attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive gain (loss) in 2002.  If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive gain (loss).  Interest rate differentials to be paid or received as a result of interest rate swaps are recognized as an adjustment of interest expense related to the designated borrowings.  Based on the maturities of the Company's interest rate swap agreements, interest expense for the year ending December 31, 2003 is expected to be $9.2 million higher than the interest cost on the variable-rate borrowings through the recognition of amounts included as unrealized losses on cash flow hedges at December 31, 2002.

The Company uses yen-denominated floating-rate borrowings to protect a portion of the value of its investment in its subsidiary in Japan.  Realized and unrealized gains and losses from this hedge are not included in the Consolidated Statements of Earnings, but are recorded as foreign currency translation adjustments within accumulated other comprehensive gain (loss) in stockholders' equity.  Net gains (losses) of ($1.6) million, $5.8 million and $7.7 million attributable to the yen-denominated floating-rate borrowings hedge were recorded as foreign currency translation adjustments in 2002, 2001 and 2000, respectively.

As of January 1, 2002, the Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, related to acquisitions completed before July 1, 2001.  Statement No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires the Company to evaluate these intangibles for impairment on an annual basis.  In accordance with the Statement's provisions, an assembled workforce intangible asset with an unamortized balance of $5.5 million as of January 1, 2002 was reclassified from other intangibles to goodwill.  In the first quarter of 2002, the Company completed the initial impairment test of goodwill and, in the fourth quarter of 2002, completed the required annual impairment test of goodwill as prescribed by Statement No. 142, and determined that recorded goodwill was not impaired and no goodwill write-down was necessary.

In October 2002, the Company purchased the DEKOMPRESSOR product line from Pain Concepts, Inc., at a total cost of $10.0 million giving the Company access to intellectual property and other commercial rights relating to the design and manufacture of certain medical devices.  Intangible assets acquired, principally patents, are being amortized over 17 years.  The Company is contingently liable for potential future milestone payments of up to $42.5 million, primarily based on future sales growth over the next five years.

On October 1, 2002, the Company entered into an agreement with Curis, Inc., which eliminated all royalties payable to Curis relating to future Stryker sales of OP-1.  Under terms of the agreement, the Company made a one-time cash payment of $14.0 million to Curis.  The payment was allocated to existing patents and is being amortized over 15 years.

On July 1, 2002, the Company acquired SDI from Tyco International Ltd., for $135.0 million in cash.  The acquisition expands the Company's spinal product line by adding interbody spinal cages for the United States market as well as other thoracolumbar and cervical spinal fixation devices.  The acquisition was funded using existing credit facilities.

The acquisition of SDI was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's Consolidated Financial Statements beginning July 1, 2002.  The acquisition of SDI added $25.3 million to the Company's sales for the second half of 2002.   SDI had sales of $55.6 million for the year ended December 31, 2001 and sales of $33.1 million for the six months ended June 30, 2002.  The purchase price of $135.0 million in cash and liabilities assumed has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  Based on the preliminary purchase price allocation, $87.1 million of the purchase price was allocated to patent licensing agreements to be amortized over their remaining life of 8 years, $12.4 million to inventory, $38.0 million to deferred tax assets related to future tax deductions, $5.1 million to other tangible assets and $7.6 million to liabilities assumed.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and SDI.  In conjunction with the integration plan, the Company has recorded additional purchase liabilities of $3.6 million, which were included in the preliminary purchase price allocation.  The additional purchase liabilities include $3.1 million for severance and related costs and $0.5 million for contractual obligations.  The severance and related costs are provided for workforce reductions covering 37 SDI employees.  The workforce reductions were completed during the fourth quarter of 2002 with severance payments to be made through the third quarter of 2003.  The Company's pro forma consolidated financial results did not differ significantly as a result of the SDI acquisition.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The Statement addresses the timing of recognition and the related measurement of the costs of one-time termination benefits such as those associated with the closing of the Rutherford facility.  Under the provisions of Statement No. 146, the employment-related closing costs for Rutherford would be recognized over the 12-month closing period.  Statement No. 146 is effective for exit activities initiated after December 31, 2002, with early application allowed.  The Company initiated the actions related to Rutherford in June 2002 and did not adopt the provisions of Statement No. 146 when recording the costs of the Rutherford closing.  Accordingly, the actual employment-related costs of the closing were expensed, upon union approval of the shutdown agreement, in the third quarter of 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  Interpretation No. 45 changes current practice in accounting for, and disclosure of, guarantees.  Interpretation No. 45 will require that certain guarantees be recorded as liabilities at fair value on the Company's balance sheet.  Current practice requires that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies.  Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice.  The disclosure requirements of Interpretation No. 45 are effective immediately and are included in Note 14, "Contingencies" to the Consolidated Financial Statements.  The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company has not yet determined what effect, if any, the new recognition and measurement provisions will have on the Company's future financial results.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.  Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation.  In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require disclosure in interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that addresses concerns related to applicability of current option pricing models to non-exchange traded employee stock option plans.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

See quantitative and qualitative disclosures about market risks in the Other Matters section of the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 26 through 29.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	December 31
	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$37.8	$50.1
Accounts receivable, less allowance of $43.7 ($36.3 in 2001)	406.7	332.1
Inventories	426.5	399.8
Deferred income taxes	227.5	171.5
Prepaid expenses and other current assets	52.8	39.6
Total current assets	1,151.3	993.1

Property, Plant and Equipment
Land, buildings and improvements	333.4	287.6
Machinery and equipment	591.3	469.3
	924.7	756.9
Less allowance for depreciation	405.5	312.9
	519.2	444.0
Other Assets
Goodwill, less accumulated amortization of $64.8 ($58.5 in 2001)	460.0	434.3
Other intangibles, less accumulated amortization of $99.3 ($74.5 in 2001)	475.1	368.0
Deferred charges, less accumulated amortization of $274.1 ($205.5 in 2001)	123.7	102.1
Deferred income taxes	61.8	60.4
Other	24.4	21.7
	1,145.0	986.5
	$2,815.5	$2,423.6
	======	======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$106.0	$108.5
Accrued compensation	161.4	128.5
Restructuring and acquisition-related liabilities	25.5	13.3
Income taxes	133.2	75.1
Accrued expenses and other liabilities	270.7	206.3
Current maturities of long-term debt	10.7	1.7
Total current liabilities	707.5	533.4

Long-Term Debt, Excluding Current Maturities	491.0	720.9
Other Liabilities	118.8	113.1
Stockholders' Equity
Common stock, $.10 par value:
Authorized-500.0 shares
Outstanding-198.1 shares (196.7 in 2001)	19.8	19.7
Additional paid-in capital	120.7	83.2
Retained earnings	1,442.6	1,120.7
Accumulated other comprehensive loss	(84.9)	(167.4)
Total stockholders' equity	1,498.2	1,056.2
	$2,815.5	$2,423.6
	======	======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	Years ended December 31
	2002	2001	2000

Net sales	$3,011.6	$2,602.3	$2,289.4
Cost of sales	1,111.2	963.8	815.2
Gross profit	1,900.4	1,638.5	1,474.2

Research, development and engineering expenses	141.4	142.1	122.2
Selling, general and administrative expenses	1,165.4	985.4	885.6
Restructuring and acquisition-related items	17.2	0.6	(1.0)
	1,324.0	1,128.1	1,006.8
Other expense (income):
Interest expense	40.3	67.9	96.6
Intangibles amortization	28.9	38.4	34.7
Other	0.5	(1.6)	1.2
	69.7	104.7	132.5
Earnings before income taxes and extraordinary item	506.7	405.7	334.9
Income taxes	161.1	133.9	113.9
Earnings before extraordinary item	345.6	271.8	221.0
Extraordinary loss, net of income taxes	--	(4.8)	--
Net earnings	$345.6	$267.0	$221.0
	====	====	===
Basic earnings per share of common stock:
Before extraordinary item	$1.75	$1.38	$1.13
Extraordinary loss	--	($.02)	--
Net earnings	$1.75	$1.36	$1.13

Diluted earnings per share of common stock:
Before extraordinary item	$1.70	$1.34	$1.10
Extraordinary loss	--	($.02)	--
Net earnings	$1.70	$1.32	$1.10

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2000	$19.4	$27.1	$668.1	($43.1)	$671.5
Net earnings for 2000	--	--	221.0	--	221.0
Unrealized losses on securities of $0.4 (net of
$0.1 income tax benefit), net of reclassification
adjustment for gains included in net earnings	--	--	--	(0.5)	(0.5)
Foreign currency translation adjustments	--	--	--	(58.8)	(58.8)
Comprehensive earnings for 2000	--	--	--	--	161.7
Issuance of 1.1 shares of common stock under stock option
and benefit plans, including $13.8 income tax benefit	0.1	17.5	--	--	17.6
Common stock issued in business acquisitions	0.1	19.7	--	--	19.8
Cash dividend declared of $.08 per share of common stock	--	--	(15.7)	--	(15.7)
Balances at December 31, 2000	19.6	64.3	873.4	(102.4)	854.9
Cumulative effect of accounting change related to cash flow hedges	--	--	--	3.5	3.5
Net earnings for 2001	--	--	267.0	--	267.0
Unrealized losses on securities of $0.2, net of
$0.1 income tax benefit	--	--	--	(0.1)	(0.1)
Unrealized losses related to cash flow hedges	--	--	--	(22.0)	(22.0)
Foreign currency translation adjustments	--	--	--	(46.4)	(46.4)
Comprehensive earnings for 2001	--	--	--	--	198.5
Issuance of 0.8 shares of common stock under stock option
and benefit plans, including $10.4 income tax benefit	0.1	18.9	--	--	19.0
Cash dividend declared of $.10 per share of common stock	--	--	(19.7)	--	(19.7)
Balances at December 31, 2001	19.7	83.2	1,120.7	(167.4)	1,056.2
Net earnings for 2002	--	--	345.6	--	345.6
Unrealized gains on securities of $0.3, net of $0.1 income tax expense	--	--	--	0.2	0.2
Unrealized gains related to cash flow hedges	--	--	--	9.3	9.3
Unfunded pension losses, net of $3.4 income tax benefit	--	--	--	(6.4)	(6.4)
Foreign currency translation adjustments	--	--	--	79.4	79.4
Comprehensive earnings for 2002	--	--	--	--	428.1
Issuance of 1.4 shares of common stock under stock option
and benefit plans, including $22.5 income tax benefit	0.1	37.5	--	--	37.6
Cash dividend declared of $.12 per share of common stock	--	--	(23.7)	--	(23.7)
Balances at December 31, 2002	$19.8	$120.7	$1,442.6	($84.9)	$1,498.2
	===	===	=====	====	=====

 See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Stryker Corporation and Subsidiaries
(in millions)

	Years ended December 31
	2002	2001	2000
Operating Activities
Net earnings	$345.6	$267.0	$221.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	86.3	74.5	74.7
Amortization	99.8	97.5	93.9
Write-off of unamortized deferred loan costs	--	7.1	--
Restructuring and acquisition-related items	17.2	0.6	(1.0)
Payments of restructuring and acquisition-related liabilities	(4.9)	(3.7)	(7.3)
Provision for losses on accounts receivable	16.0	16.9	7.2
Deferred income taxes (credit)	(1.8)	29.1	28.7
Other	1.9	9.2	8.0
Changes in operating assets and liabilities, net of
effects of business and product line acquisitions:
Proceeds from accounts receivable securitization	--	2.7	30.3
Accounts receivable	(64.4)	(23.8)	(24.6)
Inventories	7.0	(10.2)	(20.2)
Deferred charges	(84.6)	(65.1)	(68.2)
Accounts payable	(3.2)	9.8	(15.2)
Payments of acquisition purchase liabilities	(3.5)	(7.5)	(30.1)
Accrued expenses	75.6	40.2	49.3
Income taxes	26.9	27.9	(7.1)
Other	(10.0)	(3.9)	(7.6)
Net cash provided by operating activities	503.9	468.3	331.8

Investing Activities
Business and product line acquisitions, net of cash acquired	(173.6)	(43.0)	(24.5)
Proceeds from sales of property, plant and equipment	0.8	9.0	4.8
Purchases of property, plant and equipment	(139.0)	(161.9)	(80.7)
Sales and maturities of marketable securities	--	--	7.1
Net cash used in investing activities	(311.8)	(195.9)	(93.3)

Financing Activities
Proceeds from borrowings	611.6	935.8	209.9
Payments on borrowings	(836.6)	(1,211.4)	(463.3)
Dividends paid	(19.7)	(15.7)	(12.7)
Proceeds from exercise of stock options	32.0	14.7	14.2
Other	0.1	(1.0)	(6.8)
Net cash used in financing activities	(212.6)	(277.6)	(258.7)
Effect of exchange rate changes on cash and cash equivalents	8.2	1.3	(5.8)
Decrease in cash and cash equivalents	(12.3)	(3.9)	(26.0)
Cash and cash equivalents at beginning of year	50.1	54.0	80.0
Cash and cash equivalents at end of year	$37.8	$50.1	$54.0
	===	===	===

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
December 31, 2002
(in millions, except per share amounts)

NOTE 1
SIGNIFICANT ACCOUNTING POLICIES

Business: Stryker Corporation develops, manufactures and markets specialty surgical and medical products that are sold primarily to hospitals throughout the world and provides outpatient physical therapy services in the United States.

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Revenue Recognition: Revenue is recognized on the sale of products and services when the related goods have been shipped and title passes or services have been rendered.

Shipping and Handling of Products: Amounts billed to customers for shipping and handling of products are included in net sales in 2002 and 2001.  Prior to 2001, such amounts were recorded as an offset to cost of sales.  Costs incurred related to shipping and handling of products are included in cost of sales in 2002 and 2001.  Prior to 2001, certain shipping costs were reported in selling, general and administrative expenses.

Use of Estimates: The preparation of these Consolidated Financial Statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Actual results could differ from those estimates.

Foreign Currency Translation: The functional currencies for the Company's international affiliates are their local currencies.  Accordingly, the financial statements of the Company's international affiliates are translated into United States dollars using current exchange rates for balance sheets and average exchange rates for statements of earnings and cash flows.  Unrealized translation adjustments are included in accumulated other comprehensive gain (loss) in stockholders' equity.  Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables or payables, are included in net earnings.

Cash Equivalents and Investments: Cash equivalents are highly liquid investments with a maturity of three months or less when purchased.  Investments include marketable equity securities and other investments classified in other assets.  Other investments consist of mutual funds that are acquired to offset changes in certain liabilities related to deferred compensation arrangements.

The Company's investments are stated at fair value based on quoted market prices. Interest, dividends and realized gains and losses on the sale of cash equivalents and marketable equity securities are included in other expense (income).  Adjustments to the fair value of marketable equity securities, which are classified as available-for-sale, are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in stockholders' equity.  Adjustments to the fair value of other investments, which are classified as trading, are recorded in earnings as offsets to the related changes in liabilities under deferred compensation arrangements.

Accounts Receivable Securitization: The Company has an accounts receivable securitization facility pursuant to which certain subsidiaries of the Company sell on an ongoing basis all of their domestic accounts receivable to Stryker Funding Corporation, a wholly owned special-purpose subsidiary of the Company, which in turn may sell up to an aggregate of a $130.0 undivided percentage ownership interest in such receivables to a multiseller commercial paper conduit administered by a bank.  Creditors of Stryker Funding Corporation have a claim to its assets before any equity becomes available to the Company.

The amounts of accounts receivable sold to Stryker Funding Corporation, net of the Company's retained interest, totaled $130.0 at December 31, 2002 and 2001, and are reflected in the balance sheet as reductions of accounts receivable.  The amount of receivables sold is subject to change monthly, based on the level of defined eligible receivables less contractual reserves. The Company's retained interest in accounts receivable held by Stryker Funding Corporation, which is in the form of a subordinated note, represents an overcollateralization of the undivided interest sold.  This retained interest totaled $98.5 and $76.8 at December 31, 2002 and 2001, respectively.  Discount expense associated with the securitization facility, including the conduit's financing cost of issuing its commercial paper, was $2.7 in 2002, $5.8 in 2001 and $7.1 in 2000 and is included in selling, general and administrative expenses.

Inventories: Inventories are stated at the lower of cost or market.  Cost for approximately 88% (87% in 2001) of inventories is determined using the lower of first-in, first-out (FIFO) cost or market.  Cost for certain domestic inventories is determined using the last-in, first-out (LIFO) cost method.  The FIFO cost for all inventories approximates replacement cost.

The Company maintains reserves for excess and obsolete inventory resulting from the potential inability to sell its products at prices in excess of current carrying costs.  The markets in which the Company operates are highly competitive, with new products and surgical procedures introduced on an on-going basis.  Such marketplace changes may cause the Company's products to become obsolete.  The Company makes estimates regarding the future recoverability of the cost of these products and records a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation is computed by either the straight-line or declining-balance method over the estimated useful lives of 3 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment.

Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets.  Other intangible assets include developed technology, which is amortized on a straight-line basis over 20 years, and customer relationships (which reflect expected continued customer patronage), trademarks, trade names and patents, which are amortized on a straight-line basis over 5 to 35 years (weighted average life of 15 years for other intangible assets).

Deferred Charges: Deferred charges represent the net book value of loaner instruments for surgical implants provided to customers by the Company.  These instruments are amortized on a straight-line basis over a three-year period.  Amortization expenses for instruments are included in selling, general and administrative expenses.

Deferred Loan Costs: Deferred loan costs associated with the Company's borrowings are amortized over the terms of the related borrowings using the effective-interest method.  Deferred loan costs are classified in other assets and had a net book value of $2.5 and $2.9 at December 31, 2002 and 2001, respectively.  Amortization expenses for deferred loan costs are included in interest expense and were $0.6 in 2002, $5.9 in 2001 and $8.2 in 2000.  The prepayment of the remaining amounts outstanding under the Company's Senior Secured Credit Facilities in December 2001 resulted in the write-off of related unamortized deferred loan costs of $7.1 (see Note 7).

Income Taxes: The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.  Deferred income tax expense (credit) represents the change in net deferred tax assets and liabilities during the year.

Derivative Financial Instruments: The Company uses derivative financial instruments to manage the economic impact of fluctuations in interest rates and currency exchange rates.  The Company enters into interest rate swaps and currency forward contracts to manage these economic risks.

As of January 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and No. 138.  The Statements require the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings (see Note 2).

Legal and Other Contingencies:  The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and other matters.  The potential future outcomes of these matters are outside of management's complete control and will generally not be known for prolonged periods of time.  In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements.  In legal matters for which management has sufficient information to reasonably estimate the Company's future obligations, a liability representing management's best estimate of the probable cost for the resolution of these legal matters is recorded.  The estimates are based on consultation with outside counsel, previous settlement experience and settlement strategies.

 Stock Options: At December 31, 2002, the Company has key employee and director stock option plans, which are described more fully in Note 8.  The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans.  Under Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant.  Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share would have been as follows:

	2002	2001	2000
Net earnings:
As reported	$345.6	$267.0	$221.0
Deduct: Compensation expense --
fair value method	(17.1)	(11.8)	(9.9)
Pro forma	$328.5	$255.2	$211.1
	====	====	====
Basic net earnings per share:
As reported	$1.75	$1.36	$1.13
Pro forma	$1.66	$1.30	$1.08

Diluted net earnings per share:
As reported	$1.70	$1.32	$1.10
Pro forma	$1.61	$1.26	$1.05

The weighted-average fair value per share of options granted during 2002, 2001 and 2000, estimated on the date of grant using the Black-Scholes option pricing model, was $22.94, $21.76 and $14.82, respectively.  The fair value of options granted was estimated on the date of grant using the following assumptions:

	2002	2001	2000
Risk-free interest rate	3.76%	4.99%	5.17%
Expected dividend yield	0.18%	0.15%	0.26%
Expected stock price volatility	37.4%	38.0%	37.0%
Expected option life	6.5 years	6.6 years	6.5 years

Comprehensive Gain (Loss): The components of accumulated other comprehensive gain (loss) are as follows:

		Unrealized		Foreign	Accumulated
	Unrealized	Gains (Losses)	Unfunded	Currency	Other
	Gains (Losses)	on Cash Flow	Pension	Translation	Comprehensive
	on Securities	Hedges	Losses	Adjustments	Gain (Loss)
Balances at January 1, 2001	($0.8)	--	--	($101.6)	($102.4)
Cumulative effect of accounting change
related to cash flow hedges	--	$3.5	--	--	3.5
Other comprehensive loss for 2001	(0.1)	(22.0)	--	(46.4)	(68.5)
Balances at December 31, 2001	(0.9)	(18.5)	--	(148.0)	(167.4)
Other comprehensive gain (loss) for 2002	0.2	9.3	($6.4)	79.4	82.5
Balances at December 31, 2002	($0.7)	($9.2)	($6.4)	($68.6)	($84.9)
	===	===	===	====	====

Recently Issued Accounting Standards: In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Statement No. 146 addresses the timing of recognition and the related measurement of the costs of one-time termination benefits such as those associated with the closing of the Rutherford facility.  Under the provisions of Statement No. 146, the employment-related closing costs for Rutherford would be recognized over the 12-month closing period.  Statement No. 146 is effective for exit activities initiated after December 31, 2002, with early application allowed.  The Company initiated the actions related to Rutherford in June 2002 and did not adopt the provisions of Statement No. 146 when recording the costs of the Rutherford closing.  Accordingly, the actual employment-related costs of the closing were expensed, upon approval of the shutdown agreement, in the third quarter of 2002.  See Note 6, " Restructuring and Acquisition-Related Liabilities," for further information regarding the Rutherford closing.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  Interpretation No. 45 changes current practice in accounting for, and disclosure of, guarantees.  Interpretation No. 45 will require certain guarantees to be recorded as liabilities at fair value on the Company's balance sheet. Current practice requires that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies.  Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice.  The disclosure requirements of Interpretation No. 45 are effective immediately and are included in Note 14, "Contingencies."  The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company has not yet determined what effect, if any, the new recognition and measurement provisions will have on the Company's future financial results.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.  Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation.  In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require disclosure in interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that addresses concerns related to the applicability of current option pricing models to non-exchange traded employee stock option plans.

Reclassifications: Certain prior year amounts have been reclassified to conform with the presentation used in 2002.

NOTE 2
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The following is a summary of the Company's investments:

		Gross
		Unrealized	Estimated
	Cost	Losses	Fair Value
At December 31, 2002:
Equity securities	$2.6	($1.1)	$1.5
Other investments	11.3	--	11.3
Total	$13.9	($1.1)	$12.8
	====	===	===

At December 31, 2001:
Equity securities	$2.6	($1.4)	$1.2
Other investments	9.3	--	9.3
Total	$11.9	($1.4)	$10.5
	====	===	===

Net realized losses on sales of the Company's investments in 2002 and 2001 totaled $0.1 and $0.9, respectively.  Net realized gains on sales of the Company's investments totaled $3.3 in 2000.

Interest income, which is included in other income, totaled $2.4 in 2002, $2.2 in 2001 and $4.1 in 2000.

The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates.  These nonfunctional currency exposures relate principally to intercompany receivables and payables arising from intercompany purchases of manufactured products.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies.  All currency forward contracts and cross-currency swaps are marked-to-market each period with resulting gains (losses) included in other expense (income) in the Consolidated Statements of Earnings.

At December 31, 2002, the Company had outstanding forward currency exchange contracts to purchase $82.0 and sell $97.7 of various currencies (principally United States dollars and euros) with maturities ranging principally from 30 to 180 days.  At December 31, 2001, the Company had outstanding forward currency exchange contracts to purchase $97.4 and sell $72.1 of various currencies (principally United States dollars and euros) with maturities ranging principally from 30 to 180 days.  The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted for amortized forward points.

The Company has entered into interest rate swap agreements that effectively convert a portion of its variable-rate borrowings to a fixed-rate basis through 2003, thus reducing the impact of changes in interest rates on future interest expense.  Approximately 51% of the Company's outstanding variable-rate borrowings as of December 31, 2002 have been hedged through the designation of interest rate swap agreements classified as cash flow hedges.  The Company has fixed the base rate on a $250.0 notional amount of the $486.9 of variable-rate borrowings outstanding at December 31, 2002 at an average rate of 5.58%.  The interest rate swaps mature over various terms ranging from September 2003 through December 2003.  The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements.

Upon adoption of FASB Statement No. 133, as amended, on January 1, 2001 the Company recognized a gain from the cumulative effect of an accounting change of $3.5 in accumulated other comprehensive gain (loss) related to the interest rate swap agreements.  A gain of $9.3 and a loss of $22.0 attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive gain (loss) in 2002 and 2001, respectively.  If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive gain (loss).  Interest rate differentials to be paid or received as a result of interest rate swaps are recognized as an adjustment of interest expense related to the designated borrowings.  Based on the maturities of the Company's interest rate swap agreements, interest expense for the year ending December 31, 2003 is expected to be $9.2 higher than the interest cost on the variable-rate borrowings through the recognition of amounts included as unrealized losses on cash flow hedges at December 31, 2002.

The Company uses yen-denominated floating-rate borrowings to protect a portion of the value of its investment in its subsidiary in Japan.  Realized and unrealized gains and losses from this hedge are not included in the Consolidated Statements of Earnings, but are recorded as foreign currency translation adjustments within accumulated other comprehensive gain (loss) in stockholders' equity.  Net gains (losses) of ($1.6), $5.8 and $7.7 attributable to the yen-denominated floating-rate borrowings hedge were recorded as foreign currency translation adjustments in 2002, 2001 and 2000, respectively.

The Company is exposed to credit loss in the event of nonperformance by counterparties on the above instruments but does not anticipate nonperformance by any of the counterparties.

NOTE 3
INVENTORIES

Inventories are summarized as follows:

	December 31
	2002	2001
Finished goods	$319.2	$306.9
Work-in-process	51.8	38.6
Raw material	60.7	61.6
FIFO cost	431.7	407.1
Less LIFO reserve	5.2	7.3
	$426.5	$399.8
	====	====

NOTE 4
BUSINESS AND PRODUCT LINE ACQUISITIONS

In October 2002, the Company purchased the DEKOMPRESSOR product line from Pain Concepts, Inc., at a total cost of $10.0 giving the Company access to intellectual property and other commercial rights relating to the design and manufacture of certain medical devices.  Intangible assets acquired are being amortized over 17 years.  The Company is contingently liable for potential future milestone payments of up to $42.5, primarily based on future sales growth over the next five years.

On October 1, 2002, the Company entered into an agreement with Curis, Inc., which eliminated all royalties payable to Curis relating to future Stryker sales of osteogenic protein-1 (OP-1).  Under terms of the agreement, the Company made a one-time cash payment of $14.0 to Curis.  The payment was allocated to existing patents and is being amortized over 15 years.

On July 1, 2002, the Company acquired the Surgical Dynamics Inc. spinal implant business (SDI) from Tyco International Ltd. for $135.0 in cash.  The acquisition expands the Company's spinal product line by adding interbody spinal cages for the United States market as well as other thoracolumbar and cervical spinal fixation devices.  The acquisition was funded using existing credit facilities.

The acquisition of SDI was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's Consolidated Financial Statements beginning July 1, 2002.  The acquisition of SDI added $25.3 to the Company's sales for the second half of 2002.   SDI had sales of $55.6 for the year ended December 31, 2001 and sales of $33.1 for the six months ended June 30, 2002.  The purchase price of $135.0 in cash and liabilities assumed has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  Based on the preliminary purchase price allocation, $87.1 of the purchase price was allocated to patent licensing agreements to be amortized over their remaining life of 8 years, $12.4 to inventory, $38.0 to deferred tax assets related to future tax deductions, $5.1 to other tangible assets, and $7.6 to liabilities assumed.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and SDI.  In conjunction with the integration plan, the Company has recorded additional purchase liabilities of $3.6, which were included in the preliminary purchase price allocation.  The additional purchase liabilities include $3.1 for severance and related costs and $0.5 for contractual obligations.  The severance and related costs are provided for workforce reductions covering 37 SDI employees.  The workforce reductions were completed during the fourth quarter of 2002 with severance payments to be made through the third quarter of 2003.  Pro forma consolidated results of operations would not differ significantly as a result of the SDI acquisition.

In November 2001, the Company acquired the business of an independent Italian distributor of certain of the Company's products at a cost of approximately euro 28.2 ($25.3).  An initial cash payment of euro 7.3 ($6.5) was made in November 2001, with the remaining purchase price to be paid ratably over a five-year period.  The purchase consolidates the distribution of substantially all of the Company's products in Italy.  The acquisition was accounted for using the purchase method of accounting.  Tangible assets acquired included $5.1 of inventory and $0.8 of deferred charges.  Intangible assets acquired principally included customer relationships and noncompete agreements.  Approximately $10.2 of the purchase price was allocated to customer relationships and is being amortized over 20 years.  Approximately $9.2 of the purchase price was allocated to other intangibles, principally noncompete agreements, and is being amortized over a weighted average life of four years.

In August 2000, the Company completed the acquisition of Image Guided Technologies, Inc. (IGT) by merger for 0.3 shares of Stryker common stock with a value of $12.0.  IGT manufactured three-dimensional optical measurement devices ("optical localizers") for anatomical image-display workstations used by physicians to perform image-guided surgery.  The acquisition was accounted for using the purchase method of accounting.  Intangible assets acquired, principally patents, are being amortized over periods ranging from 10 to 15 years.

NOTE 5
GOODWILL AND OTHER INTANGIBLE ASSETS

As of January 1, 2002, the Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, related to acquisitions completed before July 1, 2001.  Statement No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires the Company to evaluate these intangibles for impairment on an annual basis.  In accordance with the Statement's provisions, an assembled workforce intangible asset with an unamortized balance of $5.5 as of January 1, 2002 was reclassified from other intangibles to goodwill.  In the first quarter of 2002, the Company completed the required impairment test of goodwill and, in the fourth quarter of 2002, completed the required annual impairment test of goodwill as prescribed by Statement No. 142 and determined that recorded goodwill was not impaired and that no goodwill write-down was necessary.

If the nonamortization provisions of Statement No. 142 had been applied in 2001 and 2000, amortization expense would have been reduced by $18.1 ($12.1 net of income taxes) and $17.3 ($11.5 net of income taxes), respectively.  Reconciliations of reported net earnings to adjusted net earnings for 2001 and 2000 are presented to show what net earnings would have been had the nonamortization provisions of Statement No. 142 been applied in those years.  Those reconciliations, including related per share amounts, are as follows:

	Years ended December 31
	2002	2001	2000

Reported net earnings	$345.6	$267.0	$221.0
Add back: Goodwill amortization	--	11.3	11.1
Add back: Assembled workforce amortization	--	0.8	0.4
Adjusted net earnings	$345.6	$279.1	$232.5
	=====	=====	=====
Basic net earnings per share:
Reported basic net earnings per share	$1.75	$1.36	$1.13
Goodwill amortization	--	$.06	$.06
Assembled workforce amortization	--	--	--
Adjusted basic net earnings per share	$1.75	$1.42	$1.19

Diluted net earnings per share:
Reported diluted net earnings per share	$1.70	$1.32	$1.10
Goodwill amortization	--	$.06	$.06
Assembled workforce amortization	--	--	--
Adjusted diluted net earnings per share	$1.70	$1.37	$1.16

The changes in the net carrying amount of goodwill by segment for the year ended December 31, 2002 are as follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Balances as of January 1, 2002	$313.4	$102.3	$18.6	$434.3
Reclassification of assembled workforce
intangible to goodwill	4.8	0.7	--	5.5
Reclassification of goodwill to other intangibles	--	(0.8)	--	(0.8)
Goodwill acquired	--	--	1.1	1.1
Reductions	(0.2)	--	--	(0.2)
Foreign currency translation effects	16.7	3.4	--	20.1
Balances as of December 31, 2002	$334.7	$105.6	$19.7	$460.0
	====	====	====	====

Other intangibles at December 31, 2002 consist of the following:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Developed technology	$220.3	$48.5	$171.8
Customer relationships	146.6	15.9	130.7
Patents	156.1	22.9	133.2
Trademarks	29.2	3.0	26.2
Other	22.2	9.0	13.2
Total	$574.4	$99.3	$475.1
	====	====	====

Amortization expense for other intangibles totaled $28.9 for the year ended December 31, 2002.  The estimated amortization expense for each of the five succeeding years is as follows:

2003	$34.6
2004	$34.6
2005	$32.7
2006	$30.1
2007	$30.1

NOTE 6
RESTRUCTURING AND ACQUISITION-RELATED LIABILITIES

The Company recorded restructuring and acquisition-related pretax charges (credits) consisting of the following items:

	2002	2001	2000
Restructuring charges (credits):
Severance and related costs	$21.0	($0.6)	$1.3
Reorganization of distribution channels	--	0.7	(2.1)
Discontinuance of product line	--	(0.4)	(0.4)
Other	--	--	1.4
Total restructuring charges (credits)	21.0	(0.3)	0.2
Acquisition-related charges (credits):
Severance and related costs	--	0.9	--
Reorganization or distribution channels	--	--	(1.2)
Reductions	(3.8)	--	--
Total acquisition-related charges (credits)	(3.8)	0.9	(1.2)
Total restructuring and acquisition-related charges (credits)	$17.2	$0.6	($1.0)
	===	===	===

The 2002 restructuring and acquisition-related items reflect a charge of $17.2 ($11.5 net of income taxes) in the third quarter of 2002.  These items include a charge of $21.0 ($14.1 net of income taxes) for employment-related costs to close the Company's Rutherford, New Jersey manufacturing facility, partially offset by a credit of $3.8 ($2.6 net of income taxes) to reverse certain Howmedica restructuring and acquisition-related costs to reflect actual final payments required.

The $21.0 restructuring charge relates to the shutdown agreement reached between the Company and the employee bargaining unit to close the Howmedica Osteonics implant manufacturing facility in Rutherford, New Jersey which was ratified by the members of the I.U.E.- CWA Local 485 on August 23, 2002.  Under the agreement, laid-off employees will receive significantly more benefits than they would have under the Collective Bargaining Agreement that was set to expire on August 31, 2002.  In addition, at least 80 qualified employees from the Rutherford facility will be offered employment at the new Howmedica Osteonics facility in Mahwah, New Jersey.  The charge covers employment-related severance costs for approximately 400 employees.  The Company expects the Rutherford facility to be closed over the next 12 months with final severance payments to be made in 2004.  As Howmedica Osteonics prepares to permanently cease manufacturing in Rutherford, it will transition production to its facilities in Mahwah, New Jersey as well as Cork and Limerick, Ireland.

The 2001 restructuring credits of $0.3 relate to various restructuring events in the fourth quarter of 2001.  The $0.6 credit for severance and related costs reflects charges of $0.8 offset by credits of $1.4.  The $0.8 charge covers severance costs for 10 employees in Europe.  Planned workforce reductions were completed in the first quarter of 2002.  The $1.4 credit relates to a reduction in the expected cost to complete headcount reductions associated with the 2000 and 1999 reorganizations of the Company's European and Japanese distribution operations.  The $0.7 charge related to reorganization of distribution channels reflects the cost to terminate a distributor in Latin America.  The cost of the termination is based on contractual terms.  The $0.4 credit related to discontinuance of product line represents a reversal of remaining loss reserves established in Japan for discontinued ophthalmology inventories sold on a contingent basis in 1999.

The 2001 acquisition-related charges include $0.9 for severance and related costs associated with the reorganization of the Company's sales structure in Italy to accommodate the integration of the business acquired in the fourth quarter of 2001 from the Company's independent Italian distributor (see Note 4).  The reorganization established a direct sales force in Italy that will distribute the Company's full product portfolio.  The $0.9 charge covers severance costs for three employees in Italy and costs to cancel contracts with discontinued agents.  The reorganization of the sales structure in Italy was completed in the first quarter of 2002.

The 2000 restructuring charges of $0.2 relate to various restructuring events in the fourth quarter of 2000.  Severance and related costs of $1.3 reflect charges of $4.0 partially offset by a credit of $2.7.  The $4.0 charge covers severance costs for 95 employees, primarily in Europe.  The planned workforce reductions were completed in 2001, and the remaining amount of this reserve was reversed in 2001.  The $2.7 credit relates to a reduction in the expected cost to complete the headcount reductions associated with the 1999 reorganization of the Company's Japanese distribution operations.  The credit of $2.1 related to reorganization of distribution channels reflects a charge of $0.6 to terminate two small European distributors, offset by a credit of $2.7 to reverse reserves for a distributor reorganization that was charged to operations in 1996.  The delay in the use of the 1996 reserves occurred because the distributor is located in a country where Howmedica had a direct sales operation.  The purchase of the Howmedica assets in this country was delayed because of the lengthy regulatory approval process there and was completed in 2000.  After evaluating its business in this country, the Company decided not to terminate the distributor and reversed the previously recorded reserve. The $0.4 credit related to discontinuance of product line represents a reversal of a portion of the loss reserves established in Japan for discontinued ophthalmology inventories sold on a contingent basis in 1999.  The other charges of $1.4 represent asset write-offs, primarily for goodwill and inventory, and lease commitments associated with certain operations, principally in Europe, that were closed in the fourth quarter of 2000.

The acquisition-related credit of $1.2 in 2000 reflected a reduction in the expected cost to complete the conversion of the remaining Osteonics distributors in the United States and certain distributors in Europe and the Pacific region to direct sales in the form of branches or agents to accommodate the integration of the Howmedica sales force.  These conversions provided the Company greater control over the distribution channels and facilitated the integration with the Howmedica organization. The cost of the conversions was based on contractual terms.

The following table provides a rollforward of remaining liabilities associated with business acquisition purchase liabilities and restructuring and acquisition-related charges recorded by the Company in 2002, 2001 and prior years:

			Facility
			Closures and
	Distributor	Severance &	Contractual
	Conversions	Related Costs	Obligations	Other
Balances at January 1, 2001	$7.0	$6.4	$6.7	$4.7
Additions (reductions) recognized as charges (credits)
in the 2001 Consolidated Statement of Earnings	0.7	0.3	--	(0.4)
Payments	(2.3)	(3.4)	(5.2)	(0.3)
Reductions	--	(0.1)	(0.1)	--
Foreign currency translation effects	(0.1)	(0.5)	(0.1)	--
Balances at December 31, 2001	5.3	2.7	1.3	4.0
Additions (reductions) recognized as charges (credits)
in the 2002 Consolidated Statement of Earnings	--	21.0	--	(3.8)
Additions from business acquisitions	--	3.1	0.5	--
Payments	(2.3)	(4.7)	(1.2)	(0.2)
Foreign currency translation effects	--	(0.2)	--	--
Balances at December 31, 2002	$3.0	$21.9	$0.6	$0.0
	===	===	===	===

NOTE 7
BORROWINGS AND OTHER FINANCING ARRANGEMENTS

Long-term debt is as follows:

	December 31
	2002	2001
United States dollar revolving loans	$447.0	$650.0
Multicurrency loans	39.9	67.2
Other	14.8	5.4
	501.7	722.6
Less current maturities	10.7	1.7
	$491.0	$720.9
	====	====

In December 2001, the Company established $1,000.0 in Unsecured Credit Facilities.  These Facilities replaced the $1,650.0 Senior Secured Credit Facilities that were established in 1998 in conjunction with the acquisition of Howmedica.  A total of $730.5 was initially drawn under the new Credit Facilities, of which $642.7 prepaid the debt outstanding under the 1998 Facilities and $87.8 was used to terminate the Company's synthetic lease and purchase its Mahwah, New Jersey manufacturing and distribution facility.

The Unsecured Credit Facilities include a $250.0 364-day revolving credit agreement and a $750.0 five-year, nonamortizing, revolving credit agreement.  The $250.0 364-day revolving credit agreement bears interest at a base rate, as defined, plus an applicable margin ranging from 0.245% to 0.800%, depending on the Company's debt rating.  The $750.0 five-year, nonamortizing, revolving credit agreement has a $250.0 multicurrency sublimit, under which yen and euro can be borrowed.  The five-year facility also has a $50.0 swing line sublimit and a $100.0 letter of credit sublimit.  The five-year facility bears interest at a base rate, as defined, plus an applicable margin ranging from 0.235% to 0.775%, depending on the Company's debt rating.  The Unsecured Credit Facilities require a commitment fee ranging from 0.055% to 0.225% on the aggregate commitment of the facilities, depending on the Company's debt rating.  In addition, a utilization fee of 0.125% is required when the sum of the outstanding amounts exceeds 50% of the aggregate commitments.  During 2002, the weighted average interest rate for all borrowings under the Unsecured Credit Facilities, after considering the effects of the Company's interest rate swaps, was 5.33%.  The Facilities require the Company to comply with certain financial and other covenants.

At December 31, 2002, the Company had borrowed yen 4,820.5 under the multicurrency sublimit available under the five-year revolving credit agreement.  The yen borrowing acts as a hedge of a portion of the Company's net investment in Japan.  As a result, adjustments made to the loan balance to reflect applicable currency exchange rates at December 31 are included within accumulated other comprehensive gain (loss) in stockholders' equity.

The $1,650.0 Senior Secured Credit Facilities that were prepaid in December 2001 consisted of $1,150.0 in term loans, a six-year $250.0 revolving credit facility and a six-year $250.0 reducing multicurrency facility.  The Senior Secured Credit Facilities had a weighted average interest rate for all borrowings, after considering the effects of the Company's interest rate swaps, of 7.05% during 2001.

The prepayment of the remaining amounts outstanding under the Senior Secured Credit Facilities in December 2001 resulted in the write-off of related unamortized deferred loan costs of $7.1, which was reflected as an extraordinary loss of $4.8 (net of income taxes of $2.3; $.02 per basic and diluted share) in the Consolidated Statements of Earnings.

The Company has fixed the base rate on a $250.0 notional amount of the variable-rate borrowings at an average rate of 5.58% using interest rate swaps (see Note 2).

Maturities of debt for the four years succeeding 2003 are: 2004 - $0.2; 2005 - $0.2; 2006 - $487.1; and 2007 - $0.2.

The carrying amounts of the Company's long-term debt approximate their fair values, based on the quoted interest rates for similar types and amounts of borrowing agreements.

Interest paid on debt was $37.1 in 2002, $66.9 in 2001 and $94.3 in 2000 and approximates interest expense.

NOTE 8
CAPITAL STOCK

The Company has key employee and director stock option plans under which options are granted at a price not less than fair market value at the date of grant.  The options are granted for periods of up to 10 years and become exercisable in varying installments.  A summary of stock option activity follows:

		Weighted-
		Average
	Shares	Exercise Price
Options outstanding at January 1, 2000	9.7	$15.18
Granted	2.8	32.45
Canceled	(0.2)	23.41
Exercised	(1.1)	7.42
Options outstanding at December 31, 2000	11.2	20.19
Granted	2.0	46.86
Canceled	(0.2)	26.78
Exercised	(0.8)	13.06
Options outstanding at December 31, 2001	12.2	24.87
Granted	2.0	52.90
Canceled	(0.3)	36.00
Exercised	(1.5)	13.19
Options outstanding at December 31, 2002	12.4	$30.43
	===

Price range $5.59 - $10.00	0.6	$6.10
Price range $10.01 - $20.00	3.3	14.68
Price range $20.01 - $30.00	2.3	24.25
Price range $30.01 - $40.00	2.4	32.41
Price range $40.01 - $50.00	1.8	46.58
Price range $50.01 - $57.05	2.0	52.89
Options outstanding at December 31, 2002	12.4	$30.43
	===

Shares reserved for future grants were 9.5 and 11.2 at December 31, 2002 and 2001, respectively.

Exercise prices for options outstanding as of December 31, 2002 ranged from $5.59 to $57.05.  A summary of shares exercisable follows:

		Weighted-Average
	Shares	Exercise Price
Price range $5.59 - $10.00	0.6	$6.10
Price range $10.01 - $20.00	3.0	14.41
Price range $20.01 - $30.00	1.3	24.24
Price range $30.01 - $40.00	0.9	32.41
Price range $40.01 - $53.39	0.4	46.82
Shares exercisable at December 31, 2002	6.2	$20.44
	===

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

NOTE 9
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000
Earnings before extraordinary item	$345.6	$271.8	$221.0
Extraordinary loss, net of income taxes	--	(4.8)	--
Net earnings	$345.6	$267.0	$221.0
	====	====	====
Weighted-average shares outstanding for basic
earnings per share	197.5	196.3	195.1
Effect of dilutive employee stock options	6.3	6.7	6.0
Adjusted weighted-average shares outstanding
for diluted earnings per share	203.8	203.0	201.1
	====	====	====
Basic earnings per share of common stock:
Before extraordinary item	$1.75	$1.38	$1.13
Extraordinary loss	--	($.02)	--
Net earnings	$1.75	$1.36	$1.13
Diluted earnings per share of common stock:
Before extraordinary item	$1.70	$1.34	$1.10
Extraordinary loss	--	($.02)	--
Net earnings	$1.70	$1.32	$1.10

NOTE 10
RETIREMENT PLANS

Certain of the Company's subsidiaries have defined benefit plans covering some or all of their employees.  All of the defined benefit plans have benefit obligations in excess of plan assets.  A summary of the information related to all of the Company's defined benefit plans is as follows:

	December 31
	2002	2001
Change in benefit obligations:
Benefit obligations at beginning of year	$68.5	$71.3
Service cost	4.5	3.9
Interest cost	4.2	4.1
Foreign exchange impact	6.0	(2.2)
Employee contributions	0.3	0.4
Plan amendments	0.7	0.4
Actuarial and curtailment losses	6.6	2.0
Plan termination	--	(8.1)
Benefits paid	(3.9)	(3.3)
Benefit obligations at end of year	86.9	68.5
Change in plan assets:
Fair value of plan assets at beginning of year	48.0	59.8
Actual return	(4.5)	(1.3)
Employer contributions	3.3	3.8
Employee contributions	0.3	0.4
Foreign exchange impact	3.2	(1.5)
Plan termination	--	(9.9)
Benefits paid	(3.6)	(3.3)
Fair value of plan assets at end of year	46.7	48.0
Amount underfunded	(40.2)	(20.5)
Unrecognized net actuarial loss (gain)	17.2	(1.6)
Unrecognized transition amount	0.6	0.7
Unrecognized prior service cost	2.8	2.1
Net amount recognized in Consolidated Balance Sheets	($19.6)	($19.3)
	===	===
Weighted-average assumptions as of December 31:
Discount rate	5.5%	6.1%
Expected return on plan assets	5.2%	6.6%
Rate of compensation increase	3.1%	3.3%

The components of the amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31
	2002	2001
Prepaid benefit cost	$0.8	$0.5
Accrued benefit liability	(20.4)	(19.8)
Additional minimum liability	(12.6)	--
Intangible asset	2.8	--
Accumulated other comprehensive loss	9.8	--
Net amount recognized	($19.6)	($19.3)
	===	===

Pension plans with an accumulated benefit obligation in excess of plan assets had projected benefit obligations, accumulated benefit obligations and fair value of plan assets of $63.6, $59.8 and $29.9, respectively, as of December 31, 2002.

The components of net periodic benefit cost are as follows:

	2002	2001	2000
Service cost	$4.5	$3.9	$3.8
Interest cost	4.2	4.1	3.9
Expected return on plan assets	(3.4)	(3.8)	(3.9)
Amortization of transition amounts and
prior service cost	0.2	0.3	0.3
Recognized actuarial gain	--	(0.2)	(0.2)
Plan termination loss	--	0.5	--
Net periodic benefit cost	$5.5	$4.8	$3.9
	==	==	==

A subsidiary of the Company terminated its defined benefit plan in 2001 and transferred the plan assets and related benefit obligations to a defined contribution retirement plan.  The loss on plan termination was $0.5.

Retirement plan expense under the Company's profit sharing and defined contribution retirement plans totaled $45.2 in 2002, $36.5 in 2001 and $31.9 in 2000.  A portion of the Company's retirement plan expenses was funded with Stryker common stock totaling $4.1 in 2002, $3.4 in 2001 and $3.1 in 2000.  The use of Stryker common stock represents a noncash investing activity that is not reflected in the Consolidated Statements of Cash Flows.  The amount of Stryker common stock held by the Company's defined contribution retirement plans totaled $51.5 (0.8 shares) and $42.6 (0.7 shares) as of December 31, 2002 and 2001, respectively.  The value of Stryker common stock as a percentage of total defined contribution retirement plan assets was 20.2% as of December 31, 2002 and 17.9% as of December 31, 2001.

NOTE 11
INCOME TAXES

Earnings before income taxes and extraordinary item consist of the following:

	2002	2001	2000
United States operations	$246.1	$241.2	$197.4
Foreign operations	260.6	164.5	137.5
	$506.7	$405.7	$334.9
	====	====	====

In 2002, earnings from the Company's Puerto Rico-based manufacturing operations are reported as foreign operations due to a change in legal status.  Prior to 2002, these earnings were reported as United States operations under an Internal Revenue Code Section 936 election.

The components of the provision for income taxes follow:

	2002	2001	2000
Current income tax expense:
Federal	$80.0	$51.4	$44.8
State, including Puerto Rico in 2001 and 2000	6.9	14.2	10.1
Foreign	76.0	39.2	30.3
	162.9	104.8	85.2
Deferred income tax expense (credit)	(1.8)	29.1	28.7
	$161.1	$133.9	$113.9
	====	====	====

A reconciliation of the United States statutory income tax rate to the Company's effective income tax rate follows:

	2002	2001	2000
United States statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State taxes, less effect of federal deduction	0.8	1.5	1.7
Tax benefit relating to operations in Ireland and Puerto Rico	(7.8)	(7.1)	(6.9)
Tax benefit relating to United States export sales	(1.4)	(0.9)	(2.2)
Nondeductible (deductible) permanent differences	1.2	(1.3)	3.7
Tax benefit relating to foreign tax credit	(0.5)	(0.1)	(2.2)
Foreign income taxes at rates different from the
United States statutory rate	3.6	6.7	7.1
Other	0.9	(0.8)	(2.2)
	31.8%	33.0%	34.0%
	===	===	===

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effect of significant temporary differences, which comprise the Company's deferred tax assets and liabilities, is as follows:

	December 31
	2002	2001
Deferred tax assets:
Inventories	$137.9	$84.6
Accounts receivable and other assets	16.1	7.9
Other accrued expenses	49.1	33.5
Depreciation and amortization	41.8	33.3
State taxes	7.8	7.5
Net operating loss carryforwards	22.4	34.4
Other	14.2	30.7
Total deferred tax assets	289.3	231.9
Deferred tax liabilities:
Depreciation and amortization	(55.0)	(33.7)
Other accrued expenses	(7.3)	(5.0)
Interest rate swaps	(1.1)	(7.6)
Other	(11.8)	(18.4)
Total deferred tax liabilities	(75.2)	(64.7)
Total net deferred tax assets	$214.1	$167.2
	====	====

Net operating loss carryforwards totaling approximately $64.9 at December 31, 2002 are available to reduce future taxable earnings of certain foreign subsidiaries.  A significant portion of these carryforwards may be carried forward indefinitely.

Deferred tax assets and liabilities are included in the Consolidated Balance Sheets as follows:

	December 31
	2002	2001
Current assets -- Deferred income taxes	$227.5	$171.5
Noncurrent assets -- Deferred income taxes	61.8	60.4
Current liabilities -- Accrued expenses and other liabilities	(28.7)	(12.0)
Noncurrent liabilities -- Other liabilities	(46.5)	(52.7)
Total net deferred tax assets	$214.1	$167.2
	====	====

No provision has been made for United States federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings ($660.7 at December 31, 2002) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely.  Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Total income taxes paid, net of refunds received, were $112.1 in 2002, $63.0 in 2001 and $75.3 in 2000.

NOTE 12
SEGMENT AND GEOGRAPHIC DATA

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma and spinal implants, bone cement and OP-1. The MedSurg Equipment segment sells powered surgical instruments, endoscopic systems, medical video imaging equipment, hospital beds and stretchers, craniomaxillofacial implants and image-guided surgical systems.  Other includes Physical Therapy Services and corporate administration, interest expense and interest income.

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

Sales and other financial information by business segment follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Year ended December 31, 2002
Net sales	$1,704.8	$1,105.3	$201.5	$3,011.6
Interest income	--	--	2.4	2.4
Interest expense	--	--	40.3	40.3
Depreciation and amortization expense	146.4	32.8	6.9	186.1
Restructuring and acquisition-related charges (credits)	21.0	--	(3.8)	17.2
Income taxes (credit)	118.6	56.4	(13.9)	161.1
Segment net earnings (loss)	234.8	135.4	(24.6)	345.6
Total assets	2,062.3	625.3	127.9	2,815.5
Capital expenditures	90.7	29.4	18.9	139.0
Year ended December 31, 2001
Net sales	1,447.2	974.2	180.9	2,602.3
Interest income	--	--	2.2	2.2
Interest expense	--	--	67.9	67.9
Depreciation and amortization expense	129.6	34.6	7.8	172.0
Restructuring and acquisition-related charges (credits)	0.8	(0.2)	--	0.6
Income taxes (credit)	111.1	54.5	(31.7)	133.9
Segment earnings (loss) before extraordinary item	197.7	115.5	(41.4)	271.8
Extraordinary loss, net of income taxes	--	--	(4.8)	(4.8)
Segment net earnings (loss)	197.7	115.5	(46.2)	267.0
Total assets	1,737.6	574.6	111.4	2,423.6
Capital expenditures	133.5	21.6	6.8	161.9
Year ended December 31, 2000
Net sales	1,315.6	826.5	147.3	2,289.4
Interest income	--	--	4.1	4.1
Interest expense	--	--	96.6	96.6
Depreciation and amortization expense	132.8	29.6	6.2	168.6
Restructuring and acquisition-related charges (credits)	(1.8)	0.5	0.3	(1.0)
Income taxes (credit)	112.7	50.5	(49.3)	113.9
Segment net earnings (loss)	174.1	103.4	(56.5)	221.0
Total assets	1,739.1	588.2	103.5	2,430.8
Capital expenditures	56.5	19.1	5.1	80.7

The Company's principal areas of operation outside of the United States are Europe and Japan.  The Company also has operations in the Pacific, Canada, Latin America and the Middle East.  Geographic information follows:

	Net	Long-Lived
	Sales	Assets
Year ended December 31, 2002
United States	$1,973.7	$930.2
Europe	497.1	531.2
Japan	275.3	102.4
Other foreign countries	265.5	38.6
	$3,011.6	$1,602.4
	=====	=====
Year ended December 31, 2001
United States	$1,688.4	$780.7
Europe	414.5	455.6
Japan	266.5	94.1
Other foreign countries	232.9	39.7
	$2,602.3	$1,370.1
	=====	=====
Year ended December 31, 2000
United States	$1,408.2	$715.4
Europe	380.5	472.9
Japan	280.1	119.3
Other foreign countries	220.6	42.2
	$2,289.4	$1,349.8
	=====	=====

NOTE 13
LEASES

The Company leases various manufacturing and office facilities and equipment under operating leases.  Future minimum lease commitments under these leases are as follows:

2003	$40.0
2004	31.5
2005	22.7
2006	16.8
2007	13.4
Thereafter	45.3
$169.7
====

Rent expense totaled $61.3 in 2002, $51.6 in 2001 and $42.2 in 2000.

NOTE 14
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

Pursuant to certain of the Company's credit and lease agreements, the Company has provided financial guarantees to third parties in the form of indemnification provisions.  These provisions indemnify the third parties for costs, including but not limited to adverse judgments in lawsuits and the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law.  The term of the guarantee is equal to the term of the related credit or lease agreement.  The Company is not able to calculate the maximum potential amount of future payments it could be required to make under these guarantees, as the potential payment is dependent on the occurrence of future unknown events (e.g., changes in United States or foreign tax laws).

SUMMARY OF QUARTERLY DATA (UNAUDITED)
Stryker Corporation and Subsidiaries
(in millions, except per share data)

	2002 Quarter Ended					2001 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31		March 31	June 30	Sept. 30	Dec. 31

Net sales	$702.9	$733.9	$745.6	$829.2		$634.2	$639.0	$619.3	$709.8

Gross profit	448.0	466.8	465.7	519.9		401.9	401.7	390.5	444.4

Earnings before
extraordinary item
and income taxes	121.0	128.2	108.2	149.3		95.7	98.1	90.4	121.5

Earnings before
extraordinary item	81.1	85.9	72.5	106.1	(a)	64.1	65.7	60.6	81.4

Extraordinary loss, net
of income taxes	--	--	--	--		--	--	--	(4.8)

Net earnings	81.1	85.9	72.5	106.1	(a)	64.1	65.7	60.6	76.6

Net earnings per share
of common stock:
Basic	.41	.44	.37	.54		.33	.33	.31	.41	(b)
Diluted	.40	.42	.36	.52		.32	.32	.30	.40	(b)

Market price of
common stock:
High	63.00	60.65	60.50	67.47		57.00	59.95	63.20	59.40
Low	53.25	50.90	43.85	56.76		43.30	49.04	44.78	51.19

     The price quotations reported above were supplied by the New York Stock Exchange.

     (a)       In the fourth quarter of 2002, the Company reduced the effective tax rate for the year to 31.8% from 33.0%, thereby decreasing income tax expense by $6.1.
      (b)       Excludes net extraordinary loss per share of $.02 basic and $.02 diluted.

REPORT OF INDEPENDENT AUDITORS
The Board of Directors and Stockholders of Stryker Corporation:

We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 5 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and, as discussed in Note 1, in 2001 the Company changed its method of accounting for derivative financial instruments.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan
January 28, 2003

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company appearing under the caption "Election of Directors" in the 2003 proxy statement is incorporated herein by reference.

Information regarding the executive officers of the Company appears below.  All officers are elected annually.  Reported ages are as of January 31, 2003.

John W. Brown, age 68, has been Chairman of the Board since January 1981, and President and Chief Executive Officer of the Company since February 1977.  He is also a director of National City Corporation, a bank, the American Business Conference, an association of mid-size growth companies, and the Advanced Medical Technology Association.

Dean H. Bergy, age 43, was appointed Vice President, Chief Financial Officer and Secretary in January 2003 and was the Vice President, Finance of the Company since October 1998.  He had previously been Vice President, Finance of the Stryker Medical division since October 1996 and Controller of the Company from June 1994. Prior to joining the Company in June 1994, he was a Senior Manager with Ernst & Young LLP.

Stephen Si Johnson, age 46, was appointed Vice President of the Company in February 2000 and was appointed Group President, MedSurg in September 1999.  He had previously been President of Stryker Instruments since 1995.  After joining the Company in 1980 he held various sales and marketing positions in the MedSurg Group and was appointed General Manager of Stryker Instruments in 1992 and Executive Vice President of Stryker Instruments in 1994.

James E. Kemler, age 45, was appointed Vice President of the Company and Group President, Stryker Biotech, Spine and Trauma in August 2001.  He had previously been President of Stryker Biotech since 1996 and General Manager of Stryker Biotech since October 1995.  Prior to joining the Company in October 1995, he spent 11 years with Baxter International Inc. in a variety of marketing, manufacturing and financial management positions, which included three years in Baxter's German subsidiary.

James R. Lawson, age 58, was appointed Group President, Stryker International in October 2001. Previously he was President of Stryker Europe since February 2000 and has been a Vice President of the Company since July 1999.  Upon joining the Company in December 1998, he served as Senior Vice President of Sales, Marketing and Product Development for Stryker Howmedica Osteonics and became President, Worldwide Business Development for Stryker Corporation in July 1999.  Prior to the Howmedica acquisition, he was Senior Vice President, Sales and Customer Service of the Howmedica division of Pfizer Inc. since 1996.  He had been associated with Howmedica for 29 years where he had also been a Sales Representative and owner of a Howmedica distributorship.

Edward B. Lipes, age 50, was appointed Group President of Stryker Howmedica Osteonics in November 1998 and has been a Vice President of the Company since May 1994.  He held the position of President, Osteonics Corp. from August 1989 and President, Physiotherapy Associates, Inc. upon joining the Company in April 1988.  He had previously spent ten years with Baxter International Inc. in manufacturing management and strategic planning.  Prior to joining the Company, he was General Manager of Baxter New Zealand Ltd.

Thomas R. Winkel, age 50, was appointed Vice President of Administration of the Company in December 1998 and has been a Vice President of the Company since December 1984.  He had previously been President of Stryker Americas/Middle East since March 1992 and Vice President, Administration since June 1987.  Since joining the Company in October 1978, he has held various other positions, including Assistant Controller, Secretary and Controller.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of the management of the Company appearing under the captions "Director Compensation" and "Executive Compensation - General" in the 2003 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions "Beneficial Ownership of More than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the 2003 proxy statement is incorporated herein by reference.

At December 31, 2002 the Company had key employee and director stock option plans under which options are granted at a price not less than fair market value at the date of grant.  These stock option plans were previously submitted to and approved by the Company's stockholders.  Additional information regarding the Company's stock option plans appear in "Note 1 - Significant Accounting Polices" and "Note 8 - Capital Stock" on pages 34 through 37 and pages 45 through 47 of this report, respectively.  In addition, the Company's Board of Directors approved a stock performance incentive award program pursuant to which up to 45,000 shares of the Company's Common Stock have been and may be issued to certain employees with respect to performance in 2002.  A summary of these plans as of December 31, 2002 follows:

			Number of shares of Common
	Number of shares of Common	Weighted-average	Stock remaining available for
	Stock to be issued upon	exercise price of	future issuance under equity
	exercise of outstandingoptions,	outstanding options,	compensation plans (excluding
Plan category	warrants and rights	warrants and rights	shares reflected in the first column)

Equity compensation
plans approved
by stockholders	12,367,423	$30.43	9,567,260

Equity compensation
plans not approved
by stockholders	--	--	44,682
	12,367,423		9,611,942
	========		=======

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.	CONTROLS AND PROCEDURES

Within the 90-day period preceding the date of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the Chairman of the Board, Chief Executive Officer and President and the Vice President, Chief Financial Officer and Secretary ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8 of this report.

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

(a) 2.	Financial Statement Schedules

The consolidated financial statement schedules of the Company and its subsidiaries have been omitted because they are not required, are inapplicable, or are adequately explained in the financial statements included in Part II, Items 7 and 8 of this report.

(a) 3.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

Reports on Form 8-K filed during the fourth quarter of 2002 through the date of this report.

Form 8-K dated November 6, 2002
	Item 7.	Financial Statements and Exhibits - Sworn statements of Principal Executive Officer and Principal Financial Officer of Stryker Corporation pursuant to SEC Order 4-460 and certifications by Chief Executive Officer and Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
	Item 9.	Regulation FD Disclosure

Form 8-K/A dated November 8, 2002
	Item 7.	Financial Statements and Exhibits - Sworn statements of Principal Executive Officer and Principal Financial Officer of Stryker Corporation pursuant to SEC Order 4-460
	Item 9.	Regulation FD Disclosure

(c) Exhibits - Exhibit Index appears on page 62 of this report.

(d) Financial statement schedules

The consolidated financial statement schedules of the Company and its subsidiaries have been omitted because they are not required, are inapplicable, or are adequately explained in the financial statements included in Part II, Items 7 and 8 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYKER CORPORATION

Date: March 14, 2003	/s/ DEAN H. BERGY
Dean H. Bergy, Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN W. BROWN	/s/ DEAN H. BERGY
John W. Brown, Chairman, President	Dean H. Bergy, Vice President,
and Chief Executive Officer	Chief Financial Officer and Secretary
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ HOWARD E. COX, JR.	/s/ JOHN S. LILLARD
Howard E. Cox, Jr. - Director	John S. Lillard - Director

/s/ DONALD M. ENGELMAN	/s/ RONDA E. STRYKER
Donald M. Engelman, Ph.D. - Director	Ronda E. Stryker - Director

/s/ JEROME H. GROSSMAN	/s/ WILLIAM U. PARFET
Jerome H. Grossman, M.D. - Director	William U. Parfet - Director

CERTIFICATIONS

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, John W. Brown, certify that:

1.  I have reviewed this annual report on Form 10-K of Stryker Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ JOHN W. BROWN
John W. Brown
Chairman, President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Dean H. Bergy, certify that:

1.  I have reviewed this annual report on Form 10-K of Stryker Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ DEAN H. BERGY
Dean H. Bergy
Vice President, Chief Financial Officer and Secretary

FORM 10-K - ITEM 15(a) 3. and ITEM 15(c)
STRYKER CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

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

(a)

Amendment No. 1 to $750 million Five-Year Credit Agreement, dated January 30, 2002, among the Company and the Agents and other Lenders party thereto - Incorporated by reference to Exhibit 4(i)(a) to the Company's Form 10-K for the year ended December 31, 2001 (Commission File No. 0-9165).

(ii)

Form of $250 million 364-Day Credit Agreement, dated as of December 21, 2001 and extended to December 17, 2003, among the Company and the Agents and other Lenders party thereto - Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated January 4, 2002 (Commission File No. 0-9165).

(a)

Amendment No. 1 to $250 million 364-Day Credit Agreement, dated January 30, 2002, among the Company and the Agents and other Lenders party thereto - Incorporated by reference to Exhibit 4(ii)(a) to the Company's Form 10-K for the year ended December 31, 2001 (Commission File No. 0-9165).

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

(iii)*	Description of bonus arrangements between the Company and certain executive officers, including Messrs. Brown, Johnson, Kemler, Lawson, and Lipes.

Exhibit 11 -	Statement re: computation of per share earnings
(i)	Note 9 - "Earnings per Share" on page 47 of this report.

Exhibit 21 -	Subsidiaries of the registrant
(i)	List of Subsidiaries.

Exhibit 23 -	Consents of experts and counsel
(i)	Consent of Ernst & Young, LLP.

*compensation arrangement