Form 10-Q
period 2003-03-31
STRYKER CORP
filed 2003-05-05
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C.  20549

__________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number: 0-9165

_________________________

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

YES [X]          NO [  ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

198,531,542 shares of Common Stock, $.10 par value, as of April 30, 2003.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	March 31	December 31
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$39.6	$37.8
Accounts receivable, less allowance of $46.4 ($43.7 in 2002)	427.6	406.7
Inventories	455.2	426.5
Deferred income taxes	229.4	227.5
Prepaid expenses and other current assets	73.1	52.8
Total current assets	1,224.9	1,151.3

Property, Plant and Equipment, less allowance for depreciation of $424.0 ($405.5 in 2002)	534.4	519.2

Other Assets
Goodwill	466.0	460.0
Other intangibles, less accumulated amortization of $105.8 ($99.3 in 2002)	476.7	475.1
Deferred charges, less accumulated amortization of $298.1 ($274.1 in 2002)	132.8	123.7
Other	80.5	86.2
	1,156.0	1,145.0
	$2,915.3	$2,815.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$129.0	$106.0
Accrued compensation	117.6	161.4
Restructuring and acquisition-related liabilities	24.4	25.5
Income taxes	171.9	133.2
Accrued expenses and other liabilities	258.5	270.7
Current maturities of long-term debt	7.5	10.7
Total current liabilities	708.9	707.5

Long-Term Debt, excluding current maturities	441.4	491.0
Other Liabilities	118.0	118.8
Stockholders' Equity
Common stock, $.10 par value:
Authorized - 500.0 shares
Outstanding - 198.5 shares (198.1 in 2002)	19.9	19.8
Additional paid-in capital	133.9	120.7
Retained earnings	1,546.7	1,442.6
Accumulated other comprehensive loss	(53.5)	(84.9)
Total stockholders' equity	1,647.0	1,498.2
	$2,915.3	$2,815.5

 See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	Three Months Ended
	March 31
	2003	2002
Net sales	$846.9	$702.9
Cost of sales	300.8	254.9
Gross profit	546.1	448.0

Research, development and engineering expenses	43.2	33.6
Selling, general and administrative expenses	337.5	277.2
	380.7	310.8

Other expense (income):
Interest expense	7.0	10.6
Intangibles amortization	9.0	6.0
Other	(1.5)	(0.4)
	14.5	16.2
Earnings before income taxes	150.9	121.0
Income taxes	46.8	39.9
Net earnings	$104.1	$81.1

Net earnings per share of common stock:
Basic	$.52	$.41
Diluted	$.51	$.40

Average outstanding shares for the period:
Basic	198.3	197.0
Diluted	202.8	203.8

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2003	$19.8	$120.7	$1,442.6	($84.9)	$1,498.2

Net earnings			104.1		104.1
Net unrealized losses on securities, net of income tax benefit				(0.3)	(0.3)
Net unrealized gains related to cash flow hedges				2.3	2.3
Foreign currency translation adjustments				29.4	29.4
Comprehensive earnings for the three
months ended March 31, 2003					135.5
Issuance of 0.4 shares of common stock under stock option
and benefit plans, including $6.1 income tax benefit	0.1	13.2			13.3
Balances at March 31, 2003	$19.9	$133.9	$1,546.7	($53.5)	$1,647.0

See accompanying notes to condensed consolidated financial statements.

    In 2002, the Company declared a cash dividend of twelve cents per share to shareholders of record on December 31, 2002, payable on January 31, 2003.  No cash dividends have been declared during 2003.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions)

	Three Months Ended
	March 31
	2003	2002
Operating Activities
Net earnings	$104.1	$81.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	23.1	18.8
Amortization	29.6	21.4
Payments of restructuring and acquisition-related liabilities	(0.9)	(2.1)
Other	2.7	0.5
Changes in operating assets and liabilities, net of effects
of business and product line acquisitions:
Accounts receivable	(12.8)	(12.8)
Inventories	(23.3)	(11.3)
Deferred charges	(28.2)	(21.1)
Accounts payable	23.1	13.8
Payments of acquisition purchase liabilities	(0.2)	(0.3)
Accrued expenses	(29.4)	(24.5)
Income taxes	37.1	21.4
Other	(20.7)	(22.2)
Net cash provided by operating activities	104.2	62.7

Investing Activities
Proceeds from sales of property, plant and equipment	0.1	0.2
Purchases of property, plant and equipment	(29.2)	(21.6)
Business and product line acquisitions, net of cash acquired	(4.3)	(5.1)
Net cash used in investing activities	(33.4)	(26.5)

Financing Activities
Proceeds from borrowings	168.9	205.5
Payments on borrowings	(221.9)	(221.0)
Dividends paid	(23.8)	(19.7)
Proceeds from exercise of stock options	6.1	13.7
Other	0.1	(0.1)
Net cash used in financing activities	(70.6)	(21.6)
Effect of exchange rate changes on cash and cash equivalents	1.6	(3.8)
Increase in cash and cash equivalents	$1.8	$10.8

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Stryker Corporation and Subsidiaries
March 31, 2003
(in millions, except per share amounts)

NOTE 1
BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

    The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K").

NOTE 2
COMPREHENSIVE GAIN

    The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive income and its components.  The comprehensive gain for the three months ended March 31, 2003 and 2002 was $135.5 and $66.9, respectively.

NOTE 3
ACCOUNTS RECEIVABLE SECURITIZATION

    The Company's accounts receivable securitization facility is described in detail in Note 1 to the consolidated financial statements included in the Company's 2002 Form 10-K.  The amounts of accounts receivable interests sold by Stryker Funding Corporation (SFC) under the facility, net of SFC's retained interest, totaled $130.0 at both March 31, 2003 and December 31, 2002 and are reflected in the condensed consolidated balance sheets as reductions of accounts receivable.

    On April 24, 2003, the Company entered into an amended and restated accounts receivable securitization facility pursuant to which it increased the aggregate undivided percentage ownership interest in receivables that SFC may sell to bank administered commercial paper conduits from $130.0 to $200.0.  Subsequent to the amendment of the facility, SFC sold an additional $51.8 of undivided percentage ownership interests in accounts receivable bringing the total sold, net of SFC's retained interest, to $181.8 as of April 30, 2003.  The proceeds from the sale of additional accounts receivable interests were used to reduce outstanding borrowings under the Company's Unsecured Credit Facilities.

NOTE 4
INVENTORIES

    Inventories are as follows:

	March 31	December 31
	2003	2002
Finished goods	$347.8	$319.2
Work-in-process	46.8	51.8
Raw material	65.8	60.7
FIFO Cost	460.4	431.7
Less LIFO reserve	5.2	5.2
	$455.2	$426.5

NOTE 5
RESTRUCTURING AND ACQUISITION-RELATED LIABILITIES

    Note 6 in the Company's 2002 Form 10-K describes restructuring and acquisition-related pretax charges (credits) recorded by the Company in 2002, 2001 and 2000.

    The following table provides a rollforward from December 31, 2002 to March 31, 2003 of the remaining liabilities associated with business acquisition purchase liabilities and restructuring and acquisition-related charges recorded by the Company:

			Facility
			Closures and
	Distributor	Severance and	Contractual
	Conversions	Related Costs	Obligations	Total
Balances at December 31, 2002	$3.0	$21.9	$0.6	$25.5
Payments	(0.3)	(0.7)	(0.1)	(1.1)
Balances at March 31, 2003	$2.7	$21.2	$0.5	$24.4

NOTE 6
STOCK OPTIONS

    The Company has key employee and director stock option plans which are described more fully in Note 8 of the Company's 2002 Form 10-K.  The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans.  Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the measurement date (date of grant).  Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share would have been as follows:

Three Months Ended March 31
	2003	2002
Net earnings:
As reported	$104.1	$81.1
Deduct: Compensation expense --
fair value method	(4.6)	(3.6)
Pro forma	$99.5	$77.5

Basic net earnings per share:
As reported	$.52	$.41
Pro forma	$.50	$.39

Diluted net earnings per share:
As reported	$.51	$.40
Pro forma	$.49	$.39

NOTE 7
SEGMENT INFORMATION

    The Company segregates its operations into two reportable business segments:  Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee, and shoulder), trauma and spinal implants, bone cement and the bone growth factor osteogenic protein-1 (OP-1).  The MedSurg Equipment segment sells powered surgical instruments, endoscopic systems, medical video imaging equipment, hospital beds and stretchers, craniomaxillofacial implants and image-guided surgical systems.  Other includes Physical Therapy Services and corporate administration, interest expense and interest income.

    The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.

    Sales and net earnings (loss) by business segment follow:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended March 31, 2003
Net sales	$490.8	$304.1	$52.0	$846.9
Segment net earnings (loss)	70.9	39.8	(6.6)	104.1

Three Months Ended March 31, 2002
Net sales	$395.0	$258.6	$49.3	$702.9
Segment net earnings (loss)	58.9	30.0	(7.8)	81.1

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

    The table below outlines the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

	Percentage of Net Sales
	Three Months Ended		Percentage
	March 31		Change
	2003	2002	2003/2002
Net sales	100.0	100.0	20
Cost of sales	35.5	36.3	18
Gross profit	64.5	63.7	22
Research, development and
engineering expenses	5.1	4.8	29
Selling, general and
administrative expenses	39.9	39.4	22
Other expense (income)	1.7	2.3	(10)
Earnings before income taxes	17.8	17.2	25
Income taxes	5.5	5.7	17
Net earnings	12.3	11.5	28

    The table below sets forth domestic/international and product line sales information (in millions):

	Three Months Ended		Percentage
	March 31		Change
	2003	2002	2003/2002
Domestic/international sales
Domestic	$546.2	$465.2	17
International	300.7	237.7	27
Total net sales	$846.9	$702.9	20

Product line sales
Orthopaedic Implants	$490.8	$395.0	24
MedSurg Equipment	304.1	258.6	18
Physical Therapy Services	52.0	49.3	5
Total net sales	$846.9	$702.9	20

    Stryker Corporation's net sales increased 20% in the first three months of 2003 to $846.9 million from $702.9 million in 2002.  Net sales grew by 11% as a result of increased unit volume and changes in product mix; 5% due to changes in foreign currency exchange rates; 2% as a result of higher selling prices; and 2% due to acquired businesses and product lines.

    The Company's domestic sales were $546.2 million for the first quarter of 2003, representing an increase of 17% as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.

    International sales were $300.7 million for the first quarter, representing an increase of 27% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $36.7 million in the quarter.  Excluding the impact of foreign currency, international sales increased 11% in the quarter.

    Worldwide sales of Orthopaedic Implants were $490.8 million for the first quarter of 2003, representing an increase of 24% based on higher shipments of reconstructive (hip, knee, and shoulder), trauma and spinal implants.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 17% in the quarter.  Worldwide sales of MedSurg Equipment were $304.1 million for the first quarter of 2003, representing an increase of 18% based on higher shipments of powered surgical instruments, endoscopic systems, hospital beds and stretchers and craniomaxillofacial implants.  Excluding the impact of foreign currency, sales of MedSurg Equipment increased 14% in the quarter.  Physical Therapy Services revenues were $52.0 million for the first quarter of 2003, representing an increase of 5% as a result of new physical therapy centers.

    Cost of sales in the first quarter of 2003 represented 35.5% of sales compared to 36.3% in the same period of 2002.  The decrease in the cost of sales percentage in the quarter is due to the faster sales growth in the higher margin Orthopaedic Implant business and increased sales of non-royalty based products.

    Research, development and engineering expenses represented 5.1% of sales in the first quarter of 2003 compared to 4.8% in the same period of 2002 and increased 29% to $43.2 million.  The higher spending level is the result of the Company's continued focus on new product development for anticipated product launches throughout the remainder of the year.

    Selling, general and administrative expenses increased 22% in the first quarter of 2003 and represented 39.9% of sales compared to 39.4% in the same period of 2002.  The increase in selling, general and administrative expenses is partially due to an increase in sales commission expense as a result of the 20% increase in net sales in the first quarter of 2003.  In addition, the Company incurred a $3.8 million increase in insurance costs, resulting from increased premiums charged by third-party insurers and the establishment of a wholly-owned captive insurance company as more fully described in Other Matters.  The increase in selling, general and administrative expenses as a percentage of sales is primarily due to higher distribution costs associated with the increased sales mix of Orthopaedic Implants products.

    Interest expense declined to $7.0 million in the first quarter of 2003 from $10.6 million in 2002 as a result of lower outstanding debt balances and lower interest rates.  The increase in intangibles amortization in the first quarter of 2003 to $9.0 million from $6.0 million in the same period of 2002 is primarily the result of the increased intangible assets recorded as a result of the July 1, 2002, acquisition of the Surgical Dynamics Inc. spinal implant business (SDI) from Tyco International Ltd. as more fully described in Other Matters.  Other income was $1.5 million in the first quarter of 2003 compared to $0.4 million in 2002 due to higher foreign currency transaction gains in the current year compared to 2002.

    The Company's effective income tax rate was 31.0% for the first quarter of 2003 compared to a 33.0% effective income tax rate for the first quarter 2002 and an effective annual income tax rate of 31.8% for the year ended December 31, 2002.  The income tax rate reduction results primarily from increased manufacturing in lower tax jurisdictions.

    Net earnings for the first quarter of 2003 were $104.1 million, an increase of 28% when compared to net earnings of $81.1 million in the first quarter of 2002.  Basic net earnings per share increased 27% in 2003 to $.52 from $.41 in 2002, and diluted net earnings per share increased 28% to $.51 in 2003 from $.40 in 2002.

Liquidity and Capital Resources

    The Company's working capital at March 31, 2003, increased $72.2 million to $516.0 million from $443.8 million at December 31, 2002.  The increase in working capital resulted from growth in the Company's overall business and the use of strong cash earnings to fund increases in accounts receivable, inventory and prepaid expenses and to pay current liabilities due in the first quarter of 2003, primarily for accrued bonuses and dividends.  Accounts receivable days sales outstanding, excluding the effect of the Company's $130.0 million accounts receivable securitization program, increased one day to 59 days at March 31, 2003 from 58 days at December 31, 2002.  Days sales in inventory increased twelve days to 138 days at March 31, 2003 from 126 days at December 31, 2002.  The higher days sales outstanding and days sales in inventory at March 31, 2003 are due in part to higher international balances attributable to the weakening of the U.S. dollar relative to the local foreign currency balances during the first quarter.

    The Company generated cash of $104.2 million from operations in the first three months of 2003 compared to $62.7 million in 2002.  The increase in cash provided by operating activities in the first three months of 2003 compared to 2002 is primarily due to strong cash earnings and the timing of income tax payments in 2003 compared to the prior year.

    In the first quarter of 2003, the Company used cash of $29.2 million for capital expenditures, $4.3 million for business and product line acquisitions, and $23.8 million for the payment of dividends.  The Company also borrowed an additional $168.9 million under its existing credit facilities to fund cash flow needs during the first three months of 2003 and made repayments of $221.9 million against the credit facilities.  Total borrowings declined by $52.8 million during the first quarter of 2003.

    The Company had $39.6 million in cash and cash equivalents at March 31, 2003.  The Company had outstanding borrowings totaling $448.9 million at the end of the first quarter of 2003.  Current maturities of long-term debt at March 31, 2003 were $7.5 million and will decrease to $0.2 million for the twelve months ending March 31, 2004 and 2005.  The Company's $250.0 million 364-day revolving credit agreement expires in December 2003 and is renewable at the Company's and the lenders' discretion.  The Company's $750.0 million five-year, non-amortizing, revolving credit agreement expires in December 2006.  The Company believes its cash on hand as well as anticipated cash flows from operations will be sufficient to fund future operating and investing activities and required debt repayments.  Should additional funds be required, the Company had $638.5 million of additional borrowing capacity available under its existing credit facilities at March 31, 2003.

    On April 24, 2003, the Company entered into an amended and restated accounts receivable securitization facility pursuant to which it increased the aggregate undivided percentage ownership interest in receivables that Stryker Funding Corporation (SFC) may sell to bank administered commercial paper conduits from $130.0 million to $200.0 million.  Subsequent to the amendment of the facility, SFC sold an additional $51.8 million of undivided percentage ownership interests in accounts receivable bringing the total sold, net of SFC's retained interest, to $181.8 million as of April 30, 2003.  The proceeds from the sale of additional accounts receivable interests were used to reduce outstanding borrowings under the Company's Unsecured Credit Facilities.

Other Matters

    On July 1, 2002, the Company acquired SDI from Tyco International Ltd. for $135.0 million in cash.  The acquisition expands the Company's spinal product line by adding interbody spinal cages for the United States market as well as other thoracolumbar and cervical spinal fixation devices.  The acquisition was funded using existing credit facilities.

    The acquisition of SDI was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's Consolidated Financial Statements beginning July 1, 2002.  The purchase price of $135.0 million in cash and liabilities assumed have been preliminarily allocated to the assets acquired based on their estimated fair value at the date of acquisition.  Based on the preliminary purchase price allocation, $91.1 million of the purchase price was allocated to patent licensing agreements to be amortized over their remaining life of 8 years, $9.4 million to inventory, $36.9 million to deferred tax assets related to future tax deductions, $5.2 million to other tangible assets and $7.6 million to liabilities assumed.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and SDI.  In conjunction with the integration plan, the Company has recorded additional purchase liabilities of $3.6 million, which were included in the preliminary purchase price allocation.  The additional purchase liabilities include $3.1 million for severance and related costs and $0.5 million for contractual obligations.  The severance and related costs are provided for workforce reductions covering 37 SDI employees.  The workforce reductions were completed during the fourth quarter of 2002 with severance payments to be made through the third quarter of 2003.  The Company's pro forma consolidated financial results did not differ significantly as a result of the SDI acquisition.

    The Company is partially self-insured for product liability claims.  In January 2003, the Company established a wholly-owned captive insurance company to manage its self-insured retention limits.  The captive insurance company provides insurance reserves for estimated liabilities for product claims incurred but not reported based on actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.

    The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies.  In the first quarter of 2003, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets by $29.4 million.  This gain reduced the previously-recorded cumulative loss from weakening of foreign currencies that had been recorded as a separate component of stockholders' equity.

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

    There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II. - OTHER INFORMATION

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(c)	At the Annual Meeting of Stockholders held on April 22, 2003, the stockholders
	elected seven directors to serve until the next Annual Meeting of Stockholders.
	The voting results for each nominee were as follows:

		Shares
	Name	For	Withheld

	John W. Brown	176,344,951	2,937,869
	Howard E. Cox	176,987,424	2,295,396
	Donald M. Engelman, Ph.D.	177,174,515	2,108,305
	Jerome H. Grossman	177,020,928	2,261,892
	John S. Lillard	178,393,491	889,329
	William U. Parfet	178,364,472	918,348
	Ronda E. Stryker	158,644,205	20,638,615

	The stockholders also ratified the Company's Performance Incentive Award Plan,
	with 173,962,810 shares voted for the Plan, 5,040,286 shares withheld and
	279,724 shares abstained.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
99.1 Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350

99.2 Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350

(b) Reports on Form 8-K

Reports on Form 8-K filed during the first quarter of 2003.

Form 8-K dated March 14, 2003
Item 7. Financial Statements and Exhibits - Certifications by Chief Executive
Officer and Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.

Item 9. Regulation FD Disclosure

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

May 5, 2003	/s/ JOHN W. BROWN
Date	John W. Brown, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

May 5, 2003	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President,
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

Date:  May 5, 2003

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

Date:  May 5, 2003

/s/ DEAN H. BERGY
Dean H. Bergy
Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

99.1	Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350

99.2	Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350