Form 10-Q
period 2003-06-30
STRYKER CORP
filed 2003-08-11
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES [X]          NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

199,144,729 shares of Common Stock, $.10 par value, as of July 31, 2003.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	June 30	December 31
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$47.1	$37.8
Accounts receivable, less allowance of $48.9 ($43.7 in 2002)	446.7	406.7
Inventories	460.4	426.5
Deferred income taxes	254.0	227.5
Prepaid expenses and other current assets	70.7	52.8
Total current assets	1,278.9	1,151.3

Property, Plant and Equipment, less allowance for depreciation of $446.9 ($405.5 in 2002)	555.2	519.2

Other Assets
Goodwill	476.5	460.0
Other intangibles, less accumulated amortization of $119.5 ($99.3 in 2002)	476.9	475.1
Deferred charges, less accumulated amortization of $326.4 ($274.1 in 2002)	141.2	123.7
Other	77.3	86.2
	1,171.9	1,145.0
	$3,006.0	$2,815.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$137.7	$106.0
Accrued compensation	146.0	161.4
Restructuring and acquisition-related liabilities	21.3	25.5
Income taxes	104.7	133.2
Accrued expenses and other liabilities	292.0	270.7
Current maturities of long-term debt	6.5	10.7
Total current liabilities	708.2	707.5

Long-Term Debt, excluding current maturities	358.9	491.0
Other Liabilities	120.3	118.8
Stockholders' Equity
Common stock, $.10 par value:
Authorized - 500.0 shares
Outstanding - 198.8 shares (198.1 in 2002)	19.9	19.8
Additional paid-in capital	145.0	120.7
Retained earnings	1,654.2	1,442.6
Deferred stock-based compensation	(3.3)	-
Accumulated other comprehensive gain (loss)	2.8	(84.9)
Total stockholders' equity	1,818.6	1,498.2
	$3,006.0	$2,815.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
Net sales	$891.7	$733.9	$1,738.6	$1,436.8
Cost of sales	326.9	267.1	627.7	522.0
Gross profit	564.8	466.8	1,110.9	914.8

Research, development and engineering expenses	44.9	34.4	88.1	68.0
Selling, general and administrative expenses	348.4	287.9	685.9	565.1
	393.3	322.3	774.0	633.1

Other expense (income):
Interest expense	6.4	10.0	13.4	20.6
Intangibles amortization	10.1	5.8	19.1	11.8
Other	(0.8)	0.5	(2.3)	0.1
	15.7	16.3	30.2	32.5
Earnings before income taxes	155.8	128.2	306.7	249.2
Income taxes	48.3	42.3	95.1	82.2
Net earnings	$107.5	$85.9	$211.6	$167.0

Net earnings per share of common stock:
Basic	$.54	$.44	$1.07	$.85
Diluted	$.53	$.42	$1.04	$.82

Average outstanding shares for the period:
Basic	198.6	197.4	198.4	197.2
Diluted	203.1	203.6	202.9	203.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

					Accumulated
		Additional		Deferred	Other
	Common	Paid-In	Retained	Stock-Based	Comprehensive
	Stock	Capital	Earnings	Compensation	Gain (Loss)	Total
Balances at January 1, 2003	$19.8	$120.7	$1,442.6	$0.0	($84.9)	$1,498.2

Net earnings			211.6			211.6
Net unrealized losses on securities, net of income tax benefit					(0.2)	(0.2)
Net unrealized gains related to cash flow hedges					4.9	4.9
Foreign currency translation adjustments					83.0	83.0
Comprehensive earnings for the six months ended June 30, 2003						299.3
Issuance of 0.7 shares of common stock under stock option and
benefit plans, including $10.9 income tax benefit	0.1	20.9				21.0
Issuance of restricted stock		3.4		(3.4)		0.0
Amortization of deferred stock-based compensation				0.1		0.1
Balances at June 30, 2003	$19.9	$145.0	$1,654.2	($3.3)	$2.8	$1,818.6

See accompanying notes to condensed consolidated financial statements.

In 2002, the Company declared a cash dividend of twelve cents per share to shareholders of record on December 31, 2002, payable on January 31, 2003.  No cash dividends have been declared during 2003.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
Operating Activities
Net earnings	$107.5	$85.9	$211.6	$167.0
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	23.1	21.5	46.2	40.3
Amortization	30.6	23.7	60.2	45.1
Payments of restructuring and acquisition-related liabilities	(2.9)	(1.0)	(3.8)	(3.1)
Other	1.3	0.5	4.0	1.0
Changes in operating assets and liabilities, net of effects
of business and product line acquisitions:
Proceeds from accounts receivable securitization	51.5	-	51.5	-
Accounts receivable	(54.3)	(14.3)	(67.1)	(27.1)
Inventories	7.7	(7.8)	(15.6)	(19.1)
Deferred charges	(25.3)	(24.2)	(53.5)	(45.3)
Accounts payable	5.5	(5.9)	28.6	7.9
Payments of acquisition purchase liabilities	(0.2)	-	(0.4)	(0.3)
Accrued expenses	52.4	38.7	23.0	14.2
Income taxes	(86.1)	(16.3)	(49.0)	5.1
Other	10.3	9.3	(10.4)	(12.9)
Net cash provided by operating activities	121.1	110.1	225.3	172.8

Investing Activities
Business and product line acquisitions, net of cash acquired	(4.5)	(6.2)	(8.8)	(11.3)
Purchases of property, plant and equipment	(30.9)	(31.7)	(60.1)	(53.3)
Proceeds from sales of property, plant and equipment	0.1	-	0.2	0.2
Net cash used in investing activities	(35.3)	(37.9)	(68.7)	(64.4)

Financing Activities
Proceeds from borrowings	183.0	82.7	351.9	288.2
Payments on borrowings	(267.5)	(178.4)	(489.4)	(399.4)
Dividends paid	-	-	(23.8)	(19.7)
Proceeds from exercise of stock options	7.5	5.1	13.6	18.8
Other	0.2	0.3	0.3	0.2
Net cash used in financing activities	(76.8)	(90.3)	(147.4)	(111.9)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	9.4	0.1	5.6
Increase (decrease) in cash and cash equivalents	$7.5	($8.7)	$9.3	$2.1

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Stryker Corporation and Subsidiaries
June 30, 2003
(in millions, except share and per share amounts)

NOTE 1
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

NOTE 2
COMPREHENSIVE GAIN

The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive income and its components.  The comprehensive gain for the six months ended June 30, 2003 and 2002 was $299.3 and $240.5, respectively, and for the three months ended June 30, 2003 and 2002 was $163.8 and $173.6, respectively.

NOTE 3
ACCOUNTS RECEIVABLE SECURITIZATION

The Company's accounts receivable securitization facility is described in detail in Note 1 to the consolidated financial statements included in the Company's 2002 Form 10-K.  The amounts of accounts receivable interests sold by Stryker Funding Corporation (SFC) under the facility, net of SFC's retained interest, totaled $181.5 at June 30, 2003 and $130.0 at December 31, 2002 and are reflected in the condensed consolidated balance sheets as reductions of accounts receivable.

On April 24, 2003, the Company entered into an amended and restated accounts receivable securitization facility pursuant to which it increased the aggregate undivided percentage ownership interest in receivables that SFC may sell to bank administered commercial paper conduits from $130.0 to $200.0.  SFC had sold an additional $51.5 of undivided percentage ownership interests in accounts receivable as of June 30, 2003.  The proceeds from the sale of additional accounts receivable interests were used to reduce outstanding borrowings under the Company's unsecured credit facilities.

NOTE 4
INVENTORIES

Inventories are as follows:

	June 30	December 31
	2003	2002
Finished goods	$353.8	$319.2
Work-in-process	43.6	51.8
Raw material	68.2	60.7
FIFO Cost	465.6	431.7
Less LIFO reserve	5.2	5.2
	$460.4	$426.5
	====	====

NOTE 5
RESTRUCTURING AND ACQUISITION-RELATED LIABILITIES

Note 6 in the Company's 2002 Form 10-K describes restructuring and acquisition-related pretax charges (credits) recorded by the Company in 2002, 2001 and 2000.

The following table provides a rollforward from December 31, 2002 to June 30, 2003 of the remaining liabilities associated with business acquisition purchase liabilities and restructuring and acquisition-related charges recorded by the Company:

			Facility
			Closures and
	Distributor	Severance and	Contractual
	Conversions	Related Costs	Obligations	Total
Balances at December 31, 2002	$3.0	$21.9	$0.6	$25.5
Payments	(0.3)	(3.7)	(0.2)	(4.2)
Balances at June 30, 2003	$2.7	$18.2	$0.4	$21.3
	===	===	===	===

NOTE 6
STOCK OPTIONS AND RESTRICTED STOCK AWARDS

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

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net earnings:
As reported	$107.5	$85.9	$211.6	$167.0
Deduct: Compensation expense
--fair value method	4.6	4.3	9.2	7.9
Pro forma	$102.9	$81.6	$202.4	$159.1
	====	====	====	====
Basic net earnings per share:
As reported	$.54	$.44	$1.07	$.85
Pro forma	.52	.41	1.02	.81

Diluted net earnings per share:
As reported	$.53	$.42	$1.04	$.82
Pro forma	.51	.41	1.00	.79

During the second quarter of 2003, the Company issued 50,000 shares of restricted stock to its newly appointed President and Chief Operating Officer.  The stock vests ratably on the first five anniversary dates of the grant, provided that the recipient is still employed by the Company.  The aggregate market value of the restricted stock at the date of issuance of $3.4, as measured at the quoted price of the Company's common stock, has been recorded as deferred stock-based compensation, a separate component of stockholders' equity, and is being amortized over the five-year vesting period.

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

Sales and net earnings (loss) by business segment follow:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended June 30, 2003
Net sales	$522.2	$312.9	$56.6	$891.7
Segment net earnings (loss)	70.9	40.6	(4.0)	107.5

Three Months Ended June 30, 2002
Net sales	$414.8	$267.8	$51.3	$733.9
Segment net earnings (loss)	60.5	30.9	(5.5)	85.9

Six Months Ended June 30, 2003
Net sales	$1,013.0	$617.0	$108.6	$1,738.6
Segment net earnings (loss)	141.8	80.4	(10.6)	211.6

Six Months Ended June 30, 2002
Net sales	$809.8	$526.4	$100.6	$1,436.8
Segment net earnings (loss)	119.4	60.9	(13.3)	167.0

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The tables below outline the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Six months ended		Percentage
	June 30		Change
	2003	2002	2003/2002
Net sales	100.0	100.0	21
Cost of sales	36.1	36.3	20
Gross profit	63.9	63.7	21
Research, development and engineering expenses	5.1	4.7	30
Selling, general and administrative expenses	39.5	39.3	21
Other expense (income)	1.7	2.3	(7)
Earnings before income taxes	17.6	17.3	23
Income taxes	5.5	5.7	16
Net earnings	12.2	11.6	27
	====	====

Percentage of Net Sales
	Three months ended		Percentage
	June 30		Change
	2003	2002	2003/2002
Net sales	100.0	100.0	22
Cost of sales	36.7	36.4	22
Gross profit	63.3	63.6	21
Research, development and engineering expenses	5.0	4.7	31
Selling, general and administrative expenses	39.1	39.2	21
Other expense (income)	1.8	2.2	(4)
Earnings before income taxes	17.5	17.5	22
Income taxes	5.4	5.8	14
Net earnings	12.1	11.7	25
	====	====

The tables below set forth domestic/international and product line sales information (in millions):

	Six Months Ended		Percentage
	June 30		Change
	2003	2002	2003/2002
Domestic/international sales
Domestic	$1,113.4	$943.3	18
International	625.2	493.5	27
Total net sales	$1,738.6	$1,436.8	21
	=====	=====
Product line sales
Orthopaedic Implants	$1,013.0	$809.8	25
MedSurg Equipment	617.0	526.4	17
Physical Therapy Services	108.6	100.6	8
Total net sales	$1,738.6	$1,436.8	21
	=====	=====

	Three Months Ended		Percentage
	June 30		Change
	2003	2002	2003/2002
Domestic/international sales
Domestic	$567.2	$478.1	19
International	324.5	255.8	27
Total net sales	$891.7	$733.9	22
	=====	=====
Product line sales
Orthopaedic Implants	$522.2	$414.8	26
MedSurg Equipment	312.9	267.8	17
Physical Therapy Services	56.6	51.3	10
Total net sales	$891.7	$733.9	22
	=====	=====

Stryker Corporation's net sales increased 21% in the first six months of 2003 to $1,738.6 million from $1,436.8 million in 2002.  Net sales grew by 12% as a result of increased unit volume and changes in product mix; 5% due to changes in foreign currency exchange rates; 2% as a result of higher selling prices; and 2% due to acquired businesses and product lines.  For the second quarter of 2003, net sales were $891.7 million representing a 22% increase over net sales of $733.9 million in the second quarter of 2002.  Net sales grew by 12% as a result of increased unit volume and favorable product mix, 2% as a result of higher selling prices, 2% due to acquired businesses and product lines and 6% due to changes in foreign currency exchange rates.

The Company's domestic sales were $1,113.4 million for the first half of 2003 and $567.2 million for the second quarter of 2003, representing increases of 18% and 19%, respectively, as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.

International sales were $625.2 million for the first half of 2003 and $324.5 million for the second quarter of 2003, representing increases of 27% in both periods as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $76.0 million in the first half and by $39.3 million in the second quarter.  Excluding the impact of foreign currency, international sales increased 11% in both the first half and second quarter of 2003.

Worldwide sales of Orthopaedic Implants were $1,013.0 million for the first half of 2003 and $522.2 million for the second quarter of 2003, representing increases of 25% and 26%, respectively, based on higher shipments of reconstructive (hip, knee, and shoulder), trauma and spinal implants.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 18% in the first half of 2003 and 19% in the second quarter.

Worldwide sales of MedSurg Equipment were $617.0 million for the first half of 2003 and $312.9 million for the second quarter, representing increases of 17% in both periods based on higher shipments of powered surgical instruments, endoscopic systems, hospital beds and stretchers and craniomaxillofacial implants.  Excluding the impact of foreign currency, sales of MedSurg Equipment increased 14% in the first half of 2003 and 13% in the second quarter.

Physical Therapy Services revenues were $108.6 million for the first half of 2003 and $56.6 million for the second quarter of 2003, representing increases of 8% and 10%, respectively, as a result of new physical therapy centers and higher revenues from existing centers.

Cost of sales in the first half of 2003 represented 36.1% of sales compared to 36.3% in the same period of 2002.  In the second quarter the cost of sales percentage increased to 36.7% from 36.4% in the second quarter of 2002.  The decrease in the cost of sales percentage in the first half is due to the faster sales growth in the higher margin Orthopaedic Implants business and increased sales of non-royalty based products.  The higher cost of sales percentage in the second quarter is partially due to redundant costs related to the transition of certain production facilities and higher product obsolescence resulting from new product launches.

Research, development and engineering expenses represented 5.1% of sales in the first half of 2003 compared to 4.7% in the same period of 2002 and increased 30% to $88.1 million.  In the second quarter, these expenses increased 31% and represented 5.0% of sales in 2003 compared to 4.7 % in 2002. The higher spending level in both periods is the result of the Company's product launches in the first half of 2003 and continued focus on new product development for anticipated product launches throughout the remainder of the year.

Selling, general and administrative expenses increased 21% in the first half of 2003 and represented 39.5% of sales compared to 39.3% in the same period of 2002.  In the second quarter, these expenses increased 21% and represented 39.1% of sales in 2003 compared to 39.2% in 2002.  The increase in selling, general and administrative expenses is partially due to an increase in sales commission expense as a result of the 21% increase in net sales in the first half of 2003 and the 22% increase in net sales in the second quarter of 2003.  In addition, the Company incurred $7.4 million and $3.6 million increases in insurance costs in the first half and second quarter, respectively, resulting from increased premiums charged by third-party insurers and the establishment of a wholly-owned captive insurance company as more fully described in Other Matters.  The increase in selling, general and administrative expenses as a percentage of sales in the first half is primarily due to higher distribution costs associated with the increased sales mix of Orthopaedic Implants and the increase in insurance costs.

Interest expense declined to $13.4 million in the first half of 2003 from $20.6 million in 2002 and declined to $6.4 million in the second quarter of 2003 from $10.0 million in 2002 as a result of lower outstanding debt balances and lower interest rates.  The increase in intangibles amortization in the first half of 2003 to $19.1 million from $11.8 million in the same period of 2002 and to $10.1 million in the second quarter from $5.8 million in the second quarter of 2002 is primarily the result of the increased intangible assets recorded as a result of the July 1, 2002, acquisition of the Surgical Dynamics Inc. spinal implant business (SDI) from Tyco International Ltd. as more fully described in Other Matters.  Other income was $2.3 million in the first half of 2003 compared to other expense of $0.1 million in 2002 due to higher foreign currency transaction gains in the current year compared to 2002.  Other income was $0.8 million in the second quarter compared to other expense of $0.5 million in 2002 due to lower foreign currency transaction losses in the current year compare to 2002.

The Company's effective income tax rate was 31.0% for the six month and second quarter periods of 2003 compared to a 33.0% effective income tax rate for the same periods of 2002 and an effective annual income tax rate of 31.8% for the year ended December 31, 2002.  The income tax rate reduction results primarily from increased manufacturing in lower tax jurisdictions.

Net earnings for the first half of 2003 were $211.6 million, an increase of 27% when compared to net earnings of $167.0 million in the first half of 2002.  Basic net earnings per share increased 26% in 2003 to $1.07 from $.85 in 2002, and diluted net earnings per share increased 27% to $1.04 in 2003 from $.82 in 2002.  Net earnings for the second quarter of 2003 were $107.5 million representing a 25% increase over net earnings of $85.9 million in the second quarter of 2002.  Basic net earnings per share increased 23% in the second quarter to $.54 in 2003 from $.44 in 2002, and diluted net earnings per share increased 26% in the second quarter to $.53 in 2003 from $.42 in 2002.

Liquidity and Capital Resources

The Company's working capital at June 30, 2003, increased $126.9 million to $570.7 million from $443.8 million at December 31, 2002 including the effect of the sale of an additional $51.5 million of accounts receivable pursuant to the accounts receivable securitization facility, as more fully described below.  The increase in working capital resulted from growth in the Company's overall business and the use of strong cash earnings to fund increases in accounts receivable, inventory and prepaid expenses and to pay current liabilities due in the first six months of 2003, primarily for accrued bonuses, income taxes and dividends.  Accounts receivable days sales outstanding, excluding the effect of the Company's accounts receivable securitization program, increased 5 days to 63 days at June 30, 2003 from 58 days at December 31, 2002.  Days sales in inventory increased 2 days to 128 days at June 30, 2003 from 126 days at December 31, 2002.  The higher days sales outstanding and days sales in inventory at June 30, 2003 are due in part to higher international balances attributable to the weakening of the U.S. dollar relative to the local foreign currency balances during the second quarter.  In addition, the higher days sales outstanding at June 30, 2003 is due to an increase in the aging of certain international accounts receivable, particularly in Europe and Canada.

The Company generated cash of $225.3 million from operations in the first six months of 2003 compared to $172.8 million in 2002.  In the second quarter, the Company generated cash from operations of $121.1 million compared to $110.1 million in 2002.  The increase in cash provided by operating activities in the first six months and second quarter of 2003 compared to the same periods in 2002 is primarily due to strong cash earnings and the expansion of the accounts receivable securitization facility, described below, which provided $51.5 million of proceeds.  These increases were partially offset by increases in trade accounts receivable and higher required income tax payments primarily in the United States, Europe and Japan.

In the first half of 2003, the Company used cash of $60.1 million for capital expenditures, $8.8 million for business and product line acquisitions, and $23.8 million for the payment of dividends.  The Company also borrowed an additional $351.9 million under its existing credit facilities to fund cash flow needs during the first half of 2003 and made repayments of $489.4 million against the credit facilities.  Total borrowings declined by $136.3 million during the first half of 2003.

The Company had $47.1 million in cash and cash equivalents at June 30, 2003.  The Company had outstanding borrowings totaling $365.4 million at the end of the first half of 2003.  Current maturities of long-term debt at June 30, 2003 were $6.5 million and will decrease to $0.2 million for the twelve months ending June 30, 2004 and 2005.  The Company's $250.0 million 364-day revolving credit agreement expires in December 2003 and is renewable at the Company's and the lenders' discretion.  The Company's $750.0 million five-year, non-amortizing, revolving credit agreement expires in December 2006.  The Company believes its cash on hand as well as anticipated cash flows from operations will be sufficient to fund future operating and investing activities and required debt repayments.  Should additional funds be required, the Company had $720.0 million of additional borrowing capacity available under its existing credit facilities at June 30, 2003.

On April 24, 2003, the Company entered into an amended and restated accounts receivable securitization facility pursuant to which it increased the aggregate undivided percentage ownership interest in receivables that Stryker Funding Corporation (SFC) may sell to bank administered commercial paper conduits from $130.0 million to $200.0 million.  SFC had sold an additional $51.5 million of undivided percentage ownership interests in accounts receivable as of June 30, 2003.  The proceeds from the sale of additional accounts receivable interests were used to reduce outstanding borrowings under the Company's unsecured credit facilities.

Other Matters

On July 1, 2002, the Company acquired SDI from Tyco International Ltd. for $135.0 million in cash.  The acquisition expanded the Company's spinal product line by adding interbody spinal cages for the United States market as well as other thoracolumbar and cervical spinal fixation devices.  The acquisition was funded using existing credit facilities.

The acquisition of SDI was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's Consolidated Financial Statements beginning July 1, 2002.  The purchase price of $135.0 million in cash, less a contractually required adjustment based on the decrease in SDI's working capital between April 30, 2002 and closing, and liabilities assumed have been allocated to the assets acquired based on their estimated fair value at the date of acquisition.  The purchase price allocation was finalized in the second quarter of 2003.  Based on the final purchase price allocation (as adjusted for the determined working capital adjustment amount), $84.5 million of the purchase price was allocated to patent licensing agreements to be amortized over their remaining life of 8 years, $9.4 million to inventory, $36.9 million to deferred tax assets related to future tax deductions, $5.2 million to other tangible assets and $7.6 million to liabilities assumed.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and SDI.  In conjunction with the integration plan, the Company recorded additional purchase liabilities of $3.6 million, which were included in the preliminary purchase price allocation.  The additional purchase liabilities include $3.1 million for severance and related costs and $0.5 million for contractual obligations.  The severance and related costs were provided for workforce reductions covering 37 SDI employees.  The workforce reductions were completed during the fourth quarter of 2002 with severance payments to be made through the third quarter of 2003.  The Company's pro forma consolidated financial results did not differ significantly as a result of the SDI acquisition.

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

During the second quarter of 2003, the Company issued 50,000 shares of restricted stock to its newly appointed President and Chief Operating Officer.  The stock vests ratably on the first five anniversary dates of the grant, provided that the recipient is still employed by the Company.  The aggregate market value of the restricted stock at the date of issuance of $3.4 million, as measured at the quoted price of the Company's common stock, has been recorded as deferred stock-based compensation, a separate component of stockholders' equity, and is being amortized over the five-year vesting period.

The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies.  In the first half of 2003, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets by $83.0 million.  This gain eliminated the previously-recorded cumulative loss of $68.6 million that had been recorded as a separate component of stockholders' equity at December 31,2002.

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

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers") as of June 30, 2003.  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There was no change to the Company's internal control over financial reporting during the quarter ended June 30, 2003 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 2, 2003 the Company issued 50,000 shares of restricted stock to its newly appointed President and Chief Operating Officer as an inducement to his employment with the Company.  See Note 6 to Notes to Condensed Consolidated Financial Statements (Unaudited).  The issuance of the restricted stock was a transaction not involving any public offering and, accordingly, was exempt from the registration requirements of the Securities Act of 1933 by virtue of the provisions of Section 4(2) thereof.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
  Exhibits

  10.1*  Executive employment agreement dated as of April 22, 2003 between Stryker Corporation and Stephen P. MacMillan

  10.2*  Restricted stock agreement made as of June 1, 2003 by Stryker Corporation with Stephen P. MacMillan

  31.1    Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)

  31.2    Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

  32.1    Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

  32.2    Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

  * compensation arrangement

  Reports on Form 8-K
Reports on Form 8-K filed during the second quarter of 2003.

Form 8-K dated April 16, 2003
Item 7. Financial Statements and Exhibits - Press release dated April 16, 2003.

Item 9. Regulation FD Disclosure

Form 8-K dated April 22, 2003
Item 7. Financial Statements and Exhibits - Press release dated April 22, 2003.

Item 9. Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

August 11, 2003	/s/ JOHN W. BROWN
Date	John W. Brown, Chairman
and Chief Executive Officer
(Principal Executive Officer)

August 11, 2003	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

10.1*    Executive employment agreement dated as of April 22, 2003 between Stryker Corporation and Stephen P. MacMillan

10.2*    Restricted stock agreement made as of June 1, 2003 by Stryker Corporation with Stephen P. MacMillan

31.1     Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)

31.2     Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

32.1     Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

32.2     Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

* compensation arrangement