Form 10-Q
period 2003-09-30
STRYKER CORP
filed 2003-11-03
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES [X]          NO [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

199,485,749 shares of Common Stock, $.10 par value, as of October 31, 2003.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	September 30	December 31
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$45.3	$37.8
Accounts receivable, less allowance of $50.7 ($43.7 in 2002)	433.5	406.7
Inventories	459.0	426.5
Deferred income taxes	253.9	227.5
Prepaid expenses and other current assets	57.0	52.8
Total current assets	1,248.7	1,151.3

Property, Plant and Equipment, less allowance for depreciation
of $449.3 ($405.5 in 2002)	569.3	519.2

Other Assets
Goodwill	479.2	460.0
Other intangibles, less accumulated amortization of $128.8 ($99.3 in 2002)	475.3	475.1
Deferred charges, less accumulated amortization of $357.0 ($274.1 in 2002)	131.9	123.7
Other	75.1	86.2
	1,161.5	1,145.0
	$2,979.5	$2,815.5
	======	======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$127.8	$106.0
Accrued compensation	179.6	161.4
Restructuring and acquisition-related liabilities	14.4	25.5
Income taxes	109.7	133.2
Accrued expenses and other liabilities	294.0	270.7
Current maturities of long-term debt	8.7	10.7
Total current liabilities	734.2	707.5

Long-Term Debt, excluding current maturities	163.6	491.0
Other liabilities	128.7	118.8
Stockholders' Equity
Common stock, $.10 par value:
Authorized - 500.0 shares
Outstanding - 199.3 shares (198.1 in 2002)	19.9	19.8
Additional paid-in capital	159.4	120.7
Retained earnings	1,762.0	1,442.6
Deferred stock-based compensation	(3.1)	-
Accumulated other comprehensive gain (loss)	14.8	(84.9)
Total stockholders' equity	1,953.0	1,498.2
	$2,979.5	$2,815.5
	======	======

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
Net sales	$885.4	$745.6	$2,624.0	$2,182.4
Cost of sales	328.8	279.9	956.5	801.9
Gross profit	556.6	465.7	1,667.5	1,380.5

Research, development and engineering expenses	44.1	35.9	132.2	103.9
Selling, general and administrative expenses	343.4	284.3	1,029.3	849.4
Restructuring and acquisition-related items		17.2		17.2
	387.5	337.4	1,161.5	970.5

Other expense (income):
Interest expense	5.8	10.9	19.2	31.5
Intangibles amortization	10.0	8.5	29.1	20.3
Other	0.4	0.7	(1.9)	0.8
	16.2	20.1	46.4	52.6
Earnings before income taxes	152.9	108.2	459.6	357.4
Income taxes	45.1	35.7	140.2	117.9
Net earnings	$107.8	$72.5	$319.4	$239.5
	====	====	====	====
Net earnings per share of common stock:
Basic	$.54	$.37	$1.61	$1.21
Diluted	$.53	$.36	$1.57	$1.18

Average outstanding shares for the period:
Basic	199.1	197.7	198.7	197.4
Diluted	203.6	203.4	203.1	203.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

					Accumulated
		Additional		Deferred	Other
	Common	Paid-In	Retained	Stock-Based	Comprehensive
	Stock	Capital	Earnings	Compensation	Gain (Loss)	Total
Balances at January 1, 2003	$19.8	$120.7	$1,442.6	$0.0	($84.9)	$1,498.2

Net earnings			319.4			319.4
Net unrealized losses on securities,
net of income tax benefit					(0.1)	(0.1)
Net unrealized gains related to
cash flow hedges					7.8	7.8
Foreign currency translation adjustments					92.0	92.0
Comprehensive earnings for the nine
months ended September 30, 2003						419.1
Issuance of 1.2 shares of common stock
under stock option and benefit plans,
including $24.0 income tax benefit	0.1	35.3				35.4
Issuance of restricted stock		3.4		(3.4)		0.0
Amortization of deferred stock-based
compensation				0.3		0.3
Balances at September 30, 2003	$19.9	$159.4	$1,762.0	($3.1)	$14.8	$1,953.0
	======	======	======	=========	=========	======

See accompanying notes to condensed consolidated financial statements.

In 2002, the Company declared a cash dividend of twelve cents per share to shareholders of record on December 31, 2002, payable on January 31, 2003.  No cash dividends have been declared during 2003.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
Operating Activities
Net earnings	$107.8	$72.5	$319.4	$239.5
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	23.4	22.5	69.6	62.8
Amortization	31.7	26.6	91.9	71.7
Income tax benefit from exercise of stock options	13.1	4.9	24.0	16.3
Restructuring and acquisition-related items	--	17.2	--	17.2
Payments of restructuring and acquisition-related liabilities	(6.7)	(0.8)	(10.5)	(3.9)
Other	2.7	0.4	6.7	1.4
Changes in operating assets and liabilities, net of effects
of business and product line acquisitions:
Proceeds from accounts receivable securitization	14.1	--	65.6	--
Accounts receivable	3.8	(5.1)	(63.3)	(32.2)
Inventories	2.1	8.6	(13.5)	(10.5)
Deferred charges	(14.2)	(22.4)	(67.7)	(67.7)
Accounts payable	(10.2)	(6.5)	18.4	1.4
Payments of acquisition purchase liabilities	(0.2)	(1.0)	(0.6)	(1.3)
Accrued expenses	28.5	31.2	45.9	42.1
Income taxes	6.5	4.7	(42.5)	9.8
Other	12.8	(1.6)	2.4	(14.5)
Net cash provided by operating activities	215.2	151.2	445.8	332.1

Investing Activities
Business and product line acquisitions, net of cash acquired	2.3	(135.2)	(6.5)	(146.5)
Purchases of property, plant and equipment	(38.2)	(34.6)	(98.3)	(87.9)
Proceeds from sales of property, plant and equipment	3.4	0.1	3.6	0.3
Net cash used in investing activities	(32.5)	(169.7)	(101.2)	(234.1)

Financing Activities
Proceeds from borrowings	144.5	231.1	496.4	519.3
Payments on borrowings	(340.1)	(228.3)	(829.5)	(627.7)
Dividends paid	--	--	(23.8)	(19.7)
Proceeds from exercise of stock options	10.7	4.0	19.0	14.7
Other	1.4	(0.1)	1.7	0.1
Net cash provided by (used in) financing activities	(183.5)	6.7	(336.2)	(113.3)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(1.7)	(0.9)	3.9
Increase (decrease) in cash and cash equivalents	($1.8)	($13.5)	$7.5	($11.4)
	=====	=====	=====	=====

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Stryker Corporation and Subsidiaries
September 30, 2003
(in millions, except share and per share amounts)

NOTE 1
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Certain prior year amounts have been reclassified to conform with the presentation used in 2003.

NOTE 2
COMPREHENSIVE GAIN

The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive income and its components.  The comprehensive earnings for the nine months ended September 30, 2003 and 2002 was $419.1 and $291.8, respectively, and for the three months ended September 30, 2003 and 2002 was $119.8 and $51.3, respectively.

NOTE 3
ACCOUNTS RECEIVABLE SECURITIZATION

The Company's accounts receivable securitization facility is described in detail in Note 1 to the consolidated financial statements included in the Company's 2002 Form 10-K.  The amounts of accounts receivable interests sold by Stryker Funding Corporation (SFC) under the facility, net of SFC's retained interest, totaled $195.6 at September 30, 2003 and $130.0 at December 31, 2002 and are reflected in the condensed consolidated balance sheets as reductions of accounts receivable.

On April 24, 2003, the Company entered into an amended and restated accounts receivable securitization facility pursuant to which it increased the aggregate undivided percentage ownership interest in receivables that SFC may sell to bank administered commercial paper conduits from $130.0 to $200.0.  SFC had sold an additional $65.6 of undivided percentage ownership interests in accounts receivable as of September 30, 2003.  The proceeds from the sale of additional accounts receivable interests were used to reduce outstanding borrowings under the Company's unsecured credit facilities.

NOTE 4
INVENTORIES

Inventories are as follows:

	September 30	December 31
	2003	2002
Finished goods	$347.3	$319.2
Work-in-process	46.1	51.8
Raw material	70.8	60.7
FIFO Cost	464.2	431.7
Less LIFO reserve	5.2	5.2
	$459.0	$426.5
	====	====

NOTE 5
RESTRUCTURING AND ACQUISITION-RELATED LIABILITIES

The Company recognized charges of $17.2 in continuing operations ($11.5 net of income taxes) related to restructuring and acquisition-related items in the third quarter of 2002.  The restructuring and acquisition-related items included a charge of $21.0 ($14.1 net of income taxes) for employment-related costs to close the Company's Rutherford, New Jersey manufacturing facility, partially offset by a credit of $3.8 ($2.6 net of income taxes) to reverse certain Howmedica acquisition-related costs to reflect actual final payments required.  The $21.0 restructuring charge related primarily to a shutdown agreement reached between the Company and the employee bargaining unit to close the Howmedica Osteonics implant manufacturing facility in Rutherford, New Jersey which was ratified by the members of the I.U.E.-CWA Local 485 on August 23, 2002.  The charge covered employment-related severance costs for 353 employees.  The Rutherford facility was closed during 2003 with final severance payments to be made by the end of 2005.  Howmedica Osteonics has completed the transition of production to its facilities in Mahwah, New Jersey as well as Cork and Limerick, Ireland .

Note 6 in the Company's 2002 Form 10-K describes restructuring and acquisition-related pretax charges (credits) recorded by the Company in 2001 and 2000.

The following table provides a rollforward from December 31, 2002 to September 30, 2003 of the remaining liabilities associated with business acquisition purchase liabilities and restructuring and acquisition-related charges recorded by the Company:

			Facility
			Closures and
	Distributor	Severance and	Contractual
	Conversions	Related Costs	Obligations	Total
Balances at December 31, 2002	$3.0	$21.9	$0.6	$25.5
Payments	(0.3)	(10.6)	(0.2)	(11.1)
Balances at September 30, 2003	$2.7	$11.3	$0.4	$14.4
	====	====	====	====

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
Net earnings:
As reported	$107.8	$72.5	$319.4	$239.5
Deduct: Compensation expense
--fair value method	4.4	4.6	13.6	12.5
Pro forma	$103.4	$67.9	$305.8	$227.0
	====	====	====	====
Basic net earnings per share:
As reported	$.54	$.37	$1.61	$1.21
Pro forma	$.52	$.34	$1.54	$1.15

Diluted net earnings per share:
As reported	$.53	$.36	$1.57	$1.18
Pro forma	$.51	$.34	$1.51	$1.13

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

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The Company measures the financial results of its reportable segments using an internal performance measure that excludes restructuring and acquisition-related items.

Sales and net earnings (loss) by business segment and the reconciliation to reported net earnings follow:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended September 30, 2003
Net sales	$505.6	$323.3	$56.5	$885.4
Segment net earnings (loss)	68.8	45.2	(6.2)	107.8

Three Months Ended September 30, 2002
Net sales	$420.4	$275.2	$50.0	$745.6
Segment net earnings (loss)	58.5	33.7	(8.2)	84.0
Less restructuring and acquisition-related items				(11.5)
Net earnings				$72.5
				=====
Nine Months Ended September 30, 2003
Net sales	$1,518.6	$940.3	$165.1	$2,624.0
Segment net earnings (loss)	210.6	125.6	(16.8)	319.4

Nine Months Ended September 30, 2002
Net sales	$1,230.2	$801.6	$150.6	$2,182.4
Segment net earnings (loss)	177.9	94.6	(21.5)	251.0
Less restructuring and acquisition-related items				(11.5)
Net earnings				$239.5
				=====

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The tables below outline the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Nine months ended		Percentage
	September 30		Change
	2003	2002	2003/2002
Net sales	100.0	100.0	20
Cost of sales	36.5	36.7	19
Gross profit	63.5	63.3	21
Research, development and engineering expenses	5.0	4.8	27
Selling, general and administrative expenses	39.2	38.9	21
Restructuring and acquisition-related items	--	0.8	(100)
Other expense (income)	1.8	2.4	(12)
Earnings before income taxes	17.5	16.4	29
Income taxes	5.3	5.4	19
Net earnings	12.2	11.0	33
	====	====

	Percentage of Net Sales
	Three months ended		Percentage
	September 30		Change
	2003	2002	2003/2002
Net sales	100.0	100.0	19
Cost of sales	37.1	37.5	17
Gross profit	62.9	62.5	20
Research, development and engineering expenses	5.0	4.8	23
Selling, general and administrative expenses	38.8	38.1	21
Restructuring and acquisition-related items	--	2.3	(100)
Other expense	1.8	2.7	(19)
Earnings before income taxes	17.3	14.5	41
Income taxes	5.1	4.8	26
Net earnings	12.2	9.7	49
	====	====

The tables below set forth domestic/international and product line sales information (in millions):

	Nine Months Ended		Percentage
	September 30		Change
	2003	2002	2003/2002
Domestic/international sales
Domestic	$1,697.1	$1,437.2	18
International	926.9	745.2	24
Total net sales	$2,624.0	$2,182.4	20
	=====	=====
Product line sales
Orthopaedic Implants	$1,518.6	$1,230.2	23
MedSurg Equipment	940.3	801.6	17
Physical Therapy Services	165.1	150.6	10
Total net sales	$2,624.0	$2,182.4	20
	=====	=====

	Three Months Ended		Percentage
	September 30		Change
	2003	2002	2003/2002
Domestic/international sales
Domestic	$583.7	$493.9	18
International	301.7	251.7	20
Total net sales	$885.4	$745.6	19
	=====	=====
Product line sales
Orthopaedic Implants	$505.6	$420.4	20
MedSurg Equipment	323.3	275.2	17
Physical Therapy Services	56.5	50.0	13
Total net sales	$885.4	$745.6	19
	=====	=====

Stryker Corporation's net sales increased 20% in the first nine months of 2003 to $2,624.0 million from $2,182.4 million in 2002.  Net sales grew by 12% as a result of increased unit volume and changes in product mix; 4% due to changes in foreign currency exchange rates; 2% as a result of higher selling prices; and 2% due to acquired businesses and product lines.  For the third quarter of 2003, net sales were $885.4 million representing a 19% increase over net sales of $745.6 million in the third quarter of 2002.  Net sales grew by 13% as a result of increased unit volume and favorable product mix, 2% as a result of higher selling prices, 3% due to changes in foreign currency exchange rates, and 1% due to acquired businesses and product lines.

The Company's domestic sales were $1,697.1 million for the first nine months of 2003 and $583.7 million for the third quarter of 2003, representing increases of 18% in both periods as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.

International sales were $926.9 million for the first nine months of 2003 and $301.7 million for the third quarter of 2003, representing increases of 24% and 20%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $98.9 million in the first nine months and by $22.9 million in the third quarter.  Excluding the impact of foreign currency, international sales increased 11% in both the first nine months and third quarter of 2003.

Worldwide sales of Orthopaedic Implants were $1,518.6 million for the first nine months of 2003 and $505.6 million for the third quarter of 2003, representing increases of 23% and 20%, respectively, based on higher shipments of reconstructive (hip, knee, and shoulder), trauma and spinal implants.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 17% in the first nine months of 2003 and 16% in the third quarter.

Worldwide sales of MedSurg Equipment were $940.3 million for the first nine months of 2003 and $323.3 million for the third quarter of 2003, representing increases of 17% in both periods based on higher shipments of powered surgical instruments, endoscopic systems, hospital beds and stretchers and craniomaxillofacial implants.  Excluding the impact of foreign currency, sales of MedSurg Equipment increased 14% in the first nine months of 2003 and 15% in the third quarter.

Physical Therapy Services revenues were $165.1 million for the first nine months of 2003 and $56.5 million for the third quarter of 2003, representing increases of 10% and 13%, respectively, as a result of new physical therapy centers and higher revenues from existing centers.

Cost of sales in the first nine months of 2003 represented 36.5% of sales compared to 36.7% in the same period of 2002.  In the third quarter of 2003 the cost of sales percentage decreased to 37.1% from 37.5% in the third quarter of 2002.  The decreases in the cost of sales percentage in the first nine months and third quarter of 2003 are due to the faster sales growth in the higher margin Orthopaedic Implants business.

Research, development and engineering expenses represented 5.0% of sales in the first nine months of 2003 compared to 4.8% in the same period of 2002 and increased 27% to $132.2 million.  In the third quarter, these expenses increased 23% and represented 5.0% of sales in 2003 compared to 4.8% in 2002. The higher spending level in both periods is the result of final development spending in advance of the Company's product launches in 2003 and continued focus on new product development for anticipated future product launches.

Selling, general and administrative expenses increased 21% in the first nine months of 2003 and represented 39.2% of sales compared to 38.9% in the same period of 2002.  In the third quarter, these expenses increased 21% and represented 38.8% of sales in 2003 compared to 38.1% in 2002.  The 21% increase in selling, general and administrative expenses is partially due to an increase in sales commission expense as a result of the 20% increase in net sales in the first nine months of 2003 and the 19% increase in net sales in the third quarter of 2003.  In addition, the Company incurred $10.4 million and $3.2 million increases in insurance costs in the first nine months and third quarter of 2003, respectively, resulting from increased premiums charged by third-party insurers and the establishment of a wholly-owned captive insurance company as more fully described in Other Matters.  The increase in selling, general and administrative expenses as a percentage of sales in the third quarter is primarily due to higher distribution costs associated with the increased sales mix of Orthopaedic Implants, increased amortization of loaner instrument sets, the increase in insurance costs and higher advertising costs associated with the Company's previously announced patient education campaign.

The Company recognized charges of $17.2 million in continuing operations ($11.5 million net of income taxes) related to restructuring and acquisition-related items in the third quarter of 2002.  The restructuring and acquisition-related items included a charge of $21.0 million ($14.1 million net of income taxes) for employment-related costs to close the Company's Rutherford, New Jersey manufacturing facility, partially offset by a credit of $3.8 million ($2.6 million net of income taxes) to reverse certain Howmedica acquisition-related costs to reflect actual final payments required.  The $21.0 million restructuring charge related primarily to a shutdown agreement reached between the Company and the employee bargaining unit to close the Howmedica Osteonics implant manufacturing facility in Rutherford, New Jersey which was ratified by the members of the I.U.E.-CWA Local 485 on August 23, 2002.  The charge covered employment-related severance costs for 353 employees.  The Rutherford facility was closed during 2003 with final severance payments to be made by the end of 2005.  Howmedica Osteonics has completed the transition of production to its facilities in Mahwah, New Jersey as well as Cork and Limerick, Ireland .

Interest expense declined to $19.2 million in the first nine months of 2003 from $31.5 million in 2002 and declined to $5.8 million in the third quarter of 2003 from $10.9 million in 2002 as a result of lower outstanding debt balances and lower interest rates.  Intangibles amortization increased in the first nine months of 2003 to $29.1 million from $20.3 million in the same period of 2002 and to $10.0 million in the third quarter from $8.5 million in the third quarter of 2002.  The increase in intangibles amortization in the first nine months is primarily the result of the increased intangible assets recorded as a result of the July 1, 2002 acquisition of the Surgical Dynamics Inc. spinal implant business (SDI) from Tyco International Ltd. as more fully described in Other Matters.  Other income was $1.9 million in the first nine months of 2003 compared to other expense of $0.8 million in 2002 due primarily to a slight foreign currency transaction gain in the current year compared to a foreign currency transaction loss in 2002.  Other expense was $0.4 million in the third quarter of 2003 compared to other expense of $0.7 million in 2002 due to lower foreign currency transaction losses in the current year compared to 2002.

The Company's effective income tax rate for the first nine months of 2003 was reduced from 31.0% to 30.5% in the third quarter of 2003, thereby reducing income tax expense by $2.3 million. This compares to a 33.0% effective income tax rate for the third quarter and first nine months of 2002 and an effective annual income tax rate of 31.8% for the year ended December 31, 2002.  The income tax rate reductions result primarily from increased manufacturing in lower tax jurisdictions.

Net earnings for the first nine months of 2003 were $319.4 million, representing a 33% increase over net earnings of $239.5 million in the first nine months of 2002.  Basic net earnings per share increased 33% for the first nine months of 2003 to $1.61 from $1.21 in 2002, and diluted net earnings per share increased 33% to $1.57 in 2003 from $1.18 in 2002.  Net earnings for the third quarter of 2003 were $107.8 million, representing a 49% increase over net earnings of $72.5 million in the third quarter of 2002.  Basic net earnings per share increased 46% in the third quarter of 2003 to $.54 from $.37 in 2002, and diluted net earnings per share increased 47% to $.53 in 2003 from $.36 in 2002.

Excluding the impact of the restructuring charge and the acquisition-related credit for the nine month period ended September 30, 2002, adjusted net earnings increased 27% from $251.0 million in 2002 to $319.4 million in 2003.  Adjusted basic net earnings per share increased 27% for the first nine months of 2003 from $1.27 to $1.61, and adjusted diluted net earnings per share increased 28% from $1.23 in 2002 to $1.57 in 2003.  Excluding the impact of the restructuring charge and the acquisition-related credit for the three month period ended September 30, 2002, adjusted net earnings increased 28% from $84.0 million in 2002 to $107.8 million in 2003.  Adjusted basic net earnings per share for the third quarter of 2003 increased 29% from $.42 in 2002 to $.54 in 2003, and adjusted diluted net earnings per share increased 29% from $.41 in 2002 to $.53 in 2003.

These adjusted non-GAAP financial measures do not replace the presentation of the Company's GAAP financial results.  The Company has provided this supplemental non-GAAP information because it provides meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses this non-GAAP financial information for reviewing the operating results of its business segments and for analyzing potential future business trends in connection with its budget process.  In addition, the Company believes investors utilize this information to evaluate period-to-period results and to understand potential future operating results.  The Company believes that the economic nature of the restructuring charge and the acquisition-related credit are sufficiently unique that similar items have not been recorded in the prior two fiscal years nor are they reasonably likely to recur within two years.  In addition, the Company reasonably believes that it is probable that the financial impact of each of these individual items will become insignificant by the end of 2004.  The Company encourages investors and other users of these financial statements to review its financial statements and other publicly-filed reports in their entirety and to not rely on any single financial measure.  The reconciliations of these non-GAAP financial measures are as follows (in millions):

	Three Months Ended September 30			Nine Months Ended September 30
	2003	2002	% Change	2003	2002	% Change
Reported net earnings	$107.8	$72.5	49	$319.4	$239.5	33
Restructuring charge	--	14.1	(100)	--	14.1	(100)
Acquisition-related credit	--	(2.6)	(100)	--	(2.6)	(100)
Adjusted net earnings	$107.8	$84.0	28	$319.4	$251.0	27
	====	====		====	====

Basic net earnings per share:
Reported basic net earnings per share	$.54	$.37	46	$1.61	$1.21	33
Restructuring charge	--	$.07	(100)	--	$.07	(100)
Acquisition-related credit	--	($.01)	(100)	--	($.01)	(100)
Adjusted basic net earnings per share	$.54	$.42	29	$1.61	$1.27	27

Diluted net earnings per share:
Reported diluted net earnings per share	$.53	$.36	47	$1.57	$1.18	33
Restructuring charge	--	$.07	(100)	--	$.07	(100)
Acquisition-related credit	--	($.01)	(100)	--	($.01)	(100)
Adjusted diluted net earnings per share	$.53	$.41	29	$1.57	$1.23	28

Liquidity and Capital Resources

The Company's working capital at September 30, 2003 increased $70.7 million to $514.5 million from $443.8 million at December 31, 2002, including the effect of the sale of an additional $65.6 million of accounts receivable pursuant to the accounts receivable securitization facility, as more fully described below.  The increase in working capital resulted from growth in the Company's overall business and the use of strong earnings to fund increases in accounts receivable, inventory and prepaid expenses and to pay current liabilities due in the first nine months of 2003, primarily for restructuring and acquisition-related liabilities, income taxes and dividends.  Accounts receivable days sales outstanding, excluding the effect of the Company's accounts receivable securitization program, increased 6 days to 64 days at September 30, 2003 from 58 days at December 31, 2002.  Days sales in inventory increased 1 day to 127 days at September 30, 2003 from 126 days at December 31, 2002.  The higher days sales outstanding at September 30, 2003 is due in part to higher international balances attributable to the weakening of the U.S. dollar relative to the local foreign currency balances during 2003 and an increase in the aging of certain international accounts receivable, particularly in Europe, Japan and Canada.

The Company generated cash of $445.8 million from operations in the first nine months of 2003 compared to $332.1 million in 2002.  In the third quarter of 2003, the Company generated cash from operations of $215.2 million compared to $151.2 million in 2002.  The increase in cash provided by operating activities in the first nine months and third quarter of 2003 compared to the same periods in 2002 is primarily due to strong earnings and the expansion of the accounts receivable securitization facility, described below, which provided $65.6 million and $14.1 million, respectively, of proceeds.  During the first nine months of 2003, these increases were partially offset by increases in trade accounts receivable and higher required income tax payments, primarily in the United States, Europe and Japan.

In the first nine months of 2003, the Company used cash of $98.3 million for capital expenditures, $6.5 million for business and product line acquisitions, and $23.8 million for the payment of dividends.  The Company also borrowed an additional $496.4 million under its existing credit facilities to fund cash flow needs during the first nine months of 2003 and made repayments of $829.5 million against the credit facilities.  Total borrowings declined by $329.4 million during the first nine months of 2003.

The Company had $45.3 million in cash and cash equivalents at September 30, 2003.  The Company had outstanding borrowings totaling $172.3 million at the end of the first nine months of 2003.  Current maturities of long-term debt at September 30, 2003 were $8.7 million and will decrease to $0.2 million for the twelve months ending September 30, 2004 and 2005.  The Company's $250.0 million 364-day revolving credit agreement expires in December 2003 and is renewable at the Company's and the lenders' discretion.  The Company's $750.0 million five-year, non-amortizing, revolving credit agreement expires in December 2006.  The Company believes its cash on hand as well as anticipated cash flows from operations will be sufficient to fund future operating and investing activities and required debt repayments.  Should additional funds be required, the Company had $907.6 million of additional borrowing capacity available under its existing credit facilities at September 30, 2003.

On April 24, 2003, the Company entered into an amended and restated accounts receivable securitization facility pursuant to which it increased the aggregate undivided percentage ownership interest in receivables that Stryker Funding Corporation (SFC) may sell to bank administered commercial paper conduits from $130.0 million to $200.0 million.  SFC had sold an additional $65.6 million of undivided percentage ownership interests in accounts receivable as of September 30, 2003.  The proceeds from the sale of additional accounts receivable interests were used to reduce outstanding borrowings under the Company's unsecured credit facilities.

Other Matters

On July 1, 2002, the Company acquired SDI from Tyco International Ltd. for $135.0 million in cash.  The acquisition expanded the Company's spinal product line by adding interbody spinal cages for the United States market as well as other thoracolumbar and cervical spinal fixation devices.  The acquisition was funded using existing credit facilities.

The acquisition of SDI was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's Consolidated Financial Statements beginning July 1, 2002.  The purchase price of $135.0 million in cash, less a contractually required adjustment of $6.6 million received in the third quarter of 2003 based on the decrease in SDI's working capital between April 30, 2002 and closing, and liabilities assumed have been allocated to the assets acquired based on their estimated fair value at the date of acquisition.  The purchase price allocation was finalized in 2003.  Based on the final purchase price allocation (as adjusted for the determined working capital adjustment amount), $87.7 million of the purchase price was allocated to patent licensing agreements to be amortized over their remaining life of 8 years, $9.1 million to inventory, $34.7 million to deferred tax assets related to future tax deductions, $4.8 million to other tangible assets and $7.9 million to liabilities assumed.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and SDI.  In conjunction with the integration plan, the Company recorded additional purchase liabilities of $3.6 million, which were included in the preliminary purchase price allocation.  The additional purchase liabilities include $3.1 million for severance and related costs and $0.5 million for contractual obligations.  The severance and related costs were provided for workforce reductions covering 37 SDI employees.  The workforce reductions were completed during the fourth quarter of 2002 with severance payments made through the third quarter of 2003.  The Company's pro forma consolidated financial results did not differ significantly as a result of the SDI acquisition.

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

The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies.  In the first nine months of 2003, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets by $92.0 million.  This gain eliminated the previously-recorded cumulative loss of $68.6 million that had been recorded as a separate component of stockholders' equity at December 31, 2002.

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

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers") as of September 30, 2003.  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There was no change to the Company's internal control over financial reporting during the quarter ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 4.	CONTROLS AND PROCEDURES

(a) Exhibits

31.1 Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)

31.2 Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

32.1 Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

32.2 Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

Reports on Form 8-K filed during the third quarter of 2003.

Form 8-K dated July 15, 2003
Item 7. Financial Statements and Exhibits - Press release dated July 15, 2003.

Item 9. Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

November 3, 2003	/s/ JOHN W. BROWN
Date	John W. Brown, Chairman
and Chief Executive Officer
(Principal Executive Officer)

November 3, 2003	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350