Form 10-K
period 2003-12-31
STRYKER CORP
filed 2004-03-12
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
___________________________

 FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number: 0-9165

STRYKER CORPORATION
(Exact name of registrant as specified in its charter)
Michigan	38-1239739
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2725 Fairfield Road, Kalamazoo, Michigan	49002
(Address of principal executive offices)	(Zip Code)

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

YES [X]         NO [  ]

Based on the closing sales price of June 30, 2003, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $9,837,484,000.

The number of shares outstanding of the registrant's Common Stock, $.10 par value, was 199,890,391 at February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement filed with the Securities and Exchange Commission relating to the 2004 Annual Meeting of Stockholders (the "2004 proxy statement") are incorporated by reference into Part III.

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

GENERAL

Stryker Corporation (the "Company" or "Stryker") is a leader in the worldwide orthopaedic market and is one of the world's largest medical device companies.  Stryker delivers results through a wide range of capabilities including joint replacements, trauma, spine and micro implant systems, orthobiologics, powered surgical instruments, surgical navigation systems and endoscopic products as well as patient handling and emergency medical equipment.  Stryker also provides outpatient physical therapy services in the United States.  Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a leading orthopaedic surgeon and the inventor of several orthopaedic products.

Stryker's filings with the United States Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.stryker.com within the "For Investors" link.

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

In November 2001, the Company acquired the business of an independent Italian distributor of certain Stryker products.  The purchase consolidated the distribution of substantially all of the Company's products in Italy.

The Company's Physiotherapy Associates, Inc. subsidiary has also purchased a number of physical therapy clinic operations during each of the last three years.

PRODUCT SALES

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma and spinal implants, bone cement and the bone growth factor osteogenic protein-1 ("OP-1").  The MedSurg Equipment segment sells powered surgical instruments, endoscopic products, hospital beds and stretchers and micro implant and surgical navigation systems.  Other includes Physical Therapy Services and corporate administration, interest expense and interest income.  The following amounts ($000,000s) and percentages represent business segment and domestic/international net sales during each of the three years ended December 31:

	2003		2002		2001
	$	%	$	%	$	%
Business Segment Sales
Orthopaedic Implants	$2,093.0	58%	$1,704.8	56%	$1,447.2	56%
MedSurg Equipment	1,309.3	36	1,105.3	37	974.2	37
Physical Therapy Services	223.0	6	201.5	7	180.9	7
	$3,625.3	100%	$3,011.6	100%	$2,602.3	100%
	======	====	======	====	======	====
Domestic/international sales
Domestic	$2,333.4	64%	$1,973.7	66%	$1,688.4	65%
International	1,291.9	36	1,037.9	34	913.9	35
Total net sales	$3,625.3	100%	$3,011.6	100%	$2,602.3	100%
	======	====	======	====	======	====

Additional financial information regarding the Company's operating segments and geographic areas can be found under the caption "Note 12 - Segment and Geographic Data" on pages 50 through 52 of this report.

Approximately 79% of the Company's sales in 2003 and 2002 and approximately 76% of the Company's sales in 2001 consisted of products with short lives, such as implants (while implants have a long useful life to the patient, they have a one-time use to the hospital), trauma-related products, disposables and expendable tools and parts and service revenues, such as service and repair charges and physical therapy revenues.  The balance of sales in each of the years came from products that could be considered capital equipment, having useful lives in excess of one year.

The Company's backlog of firm orders is not considered material to an understanding of its business.

Orthopaedic Implants

Orthopaedic Implants are designed and manufactured by Stryker Orthopaedics, Stryker Trauma, Stryker Spine and Stryker Biotech and consist of such products as hip, knee, shoulder and spinal implants, associated implant instrumentation, trauma-related products, bone cement and OP-1 bone growth factor.  Artificial joints are made of cobalt chromium, titanium alloys, ceramics or ultra-high molecular weight polyethylene and are implanted in patients whose natural joints have been damaged by arthritis, osteoporosis, other diseases or injury.  The Company's OP-1 bone growth factor, which induces the formation of new bone when implanted into bone, is composed of recombinant human osteogenic protein-1 and a bioresorbable collagen matrix.

Minimally Invasive Surgery

Many of Stryker's technologically advanced reconstructive implants are suited to minimally invasive procedures that are intended to reduce soft-tissue damage and pain while hastening return to function.  The Company supports surgeons with technology and specialized instrumentation as they develop new minimally invasive techniques.  During 2003, the Company began the initial introduction of Scorpio Total Knee Minimally Invasive Instrumentation.  This line of instruments is designed to complement the unique, minimally invasive total knee procedure pioneered by a leading orthopaedic surgeon.  This technique can reduce the length of the incision by approximately 70% and has been performed in more than 500 procedures.  Because of the Company's commitment to responsible science, a multicenter study was conducted to validate the technique's reproducibility and potential benefits, such as reduced pain and earlier return to function.  In order to facilitate emerging procedural approaches, the Company is also developing instrumentation for minimally invasive total hip arthroplasty.  The Company's surgical navigation systems are frequently used in minimally invasive procedures to improve the accuracy of measurements and to position the implant.

Hip Implants

Through Stryker Orthopaedics, the Company offers a variety of hip systems for the global reconstructive market.  The ABG Hip System, Partnership Hip System, Secur-Fit Hip System, Omnifit Hip System, Accolade Hip System and Restoration Hip System each represents a comprehensive system of hip implants and associated instrumentation designed to provide physicians and patients with reliable results and to reduce operating time for primary and revision procedures.  The Exeter Total Hip System is based on a unique, collarless, highly polished, double-tapered femoral design that reduces shear stresses and increases compression at the cement/bone interface.  In 2003, the Company began a limited launch of its CentPillar Hip System in the Japanese market.  A full rollout of this product is expected in 2004.  The Taro Hip System and CentPillar Hip System provide lines of products that offer an increased range of motion and a minimally invasive technique preferred by Japanese surgeons for their patients.

On February 3, 2003, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") for its ceramic-on-ceramic hip replacement, the Trident Ceramic Acetabular Insert, for patients in the United States.    Stryker Orthopaedics successfully launched the Trident ceramic insert in the United States in the second quarter of 2003 following successful launches in Europe, Australia and Canada in 2002.  Among its features are a wear-resistant ceramic insert and a titanium sleeve, which protects and strengthens the insert.  Other technologies used for total hip replacement include conventional polyethylene-on-

metal and metal-on-metal articulations.  By the end of 2003, approximately 55% of the Company's acetabular inserts sold in the United States utilized Crossfire technology, a highly cross-linked polyethylene designed to reduce wear, and approximately 30% of the inserts utilized the Company's ceramic insert technology.

In 2002, the Company launched the Trident Acetabular Cup system.  This patented design, which allows for the use of either polyethylene inserts or ceramic inserts, positioned the Company well for the launch of its ceramic acetabular products in the United States in 2003.  Trident's two independent locking mechanisms provide maximum security for each bearing surface and increase the strength of the ceramic liner.  Also released in 2002 was the Accolade C-Cemented stem.  This stem compliments the Accolade TMZF cementless stem launched in 2001, which incorporates many of the same innovative design features for use with cemented stems and also utilizes the simple and efficient Accolade instrumentation system.

In 2001, the Company introduced the Omnifit Super EON and Super Secur-Fit hip systems for the Japanese market.  These systems capitalize on the Company's long-term clinical history with the OmniFit type geometry, but are modified to offer increased range of motion for patients in the Japanese market.  The Company also released the Accolade Hip system to the global marketplace.  This system incorporates a clinically successful geometry with a proprietary TMZF titanium alloy, PureFixhydroxylapatite ("HA"), and an innovative neck geometry to maximize range of motion.

In late 1990, Stryker became the first company to receive clearance from the FDA to commercially release for sale in the United States a hip implant with HA surface treatment.  HA is a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to human bone.  The Company's global clinical experience with HA-coated hip stems now extends over 14 years and reported clinical performance continues to equal or exceed that of comparable hip stems reported in the scientific literature.

The Company entered 2004 with more than 30 years of clinical history with the Exeter Hip System, more than 20 years of clinical history with the Omnifit cemented stem and 14 years of clinical history with the Omnifit HA stem.  Long-term clinical results are an important factor in the Company's ability to market hip implants.

Knee Implants

The Company offers five major knee systems under the Stryker brand name:  the Duracon, Kinemax, Interax, Global Modular Replacement System (GMRS) and Scorpio systems.  Introduced in 1991 and utilized in more than 500,000 procedures worldwide, the Duracon system combines high levels of joint conformity throughout the range of motion and consistent anatomic tracking.  The Duracon TS and Modular Rotating Hinge, which were introduced in 1999 and 2001, respectively, completed the Duracon product line offering with implants for complex revision procedures.

Launched in 2003, the GMRS is a global product that offers a comprehensive solution for radical bone loss in oncology, trauma and revision surgery patients.  GMRS has tibial and femoral components, including a total femur, and a modular rotating hinge knee.  The system employs both titanium and cobalt chrome alloys for strength and lightness of weight, together with the superior flexibility of the hinge.  The MRS system, the predecessor to the GMRS, was the first modular segmental replacement system and has maintained a leadership role in this market segment since its introduction.

The Kinemax system is focused in markets outside the United States and offers versatility through design principles based on the clinically successful Total Condylar and Kinematic Knee Systems.  Precision-designed Monogram instruments provide a common instrument platform for the Duracon, Kinemax and Interax knee systems. The ergonomic engineering of Monogram instruments facilitates efficient use in the operating room, enabling surgeons to choose the instruments that represent their optimal surgical technique.

The Scorpio knee system was designed considering normal motion of the knee based off of its epicondylar axis.  This patented approach addresses significant clinical issues, such as improved patient rehabilitation and midflexion stability, through an increase in the patella-femoral moment arm and a single anterior-posterior radius.  The Scorpio Plus Mobile Bearing tibial component was launched in markets outside the United States in 2001 and a clinical trial in the United States is underway.  This addition to the Scorpio line provides a competitive entry into this growing market segment.  The ScorpioFlex, which is available for both posterior cruciate-retaining and substituting indications, is specifically designed for patients who have the ability and motivation to return to high-flexion activities such as gardening and golfing.  ScorpioFlex has enjoyed success in Japan, where it is sold under the trade name Scorpio SuperFlex, and is now being sold in the United States.  The Scorpio system is supported by the Passport instrumentation system, which was designed to provide intraoperative flexibility and precision as well as a simple, cost-effective approach to total knee replacement surgery.

The EIUS Uni Knee replacement system, introduced in late 2001, is designed for the quickly growing minimally invasive knee surgery market segment.  The EIUS Uni Knee has experienced strong sales following its introduction in 2001.  This system marries bone-sparing femoral and tibial implants with sophisticated instrumentation and a surgical technique aimed at reducing rehabilitation time for patients.

Knee Navigation 2.0, the next generation of surgical navigation software for total knee replacement, was introduced in 2003.  This image-guided system offers high precision and consistency through unique two-way communication between the computer and the surgical instruments, giving the patient the most precise fit available.  Knee Navigation 2.0 improves the original version, launched in 2002, with a quicker setup and even greater precision in kinematics and alignment.

Other Reconstructive Products

The Company markets other reconstructive products, principally shoulder and elbow implants and related instruments, under the Stryker brand name.  The Solar Total Shoulder System provides a unique design for the humeral head that allows the surgeon to adjust tension of the supporting tissues while maximizing range of motion.  The shoulder instruments offer the surgeon increased visibility and access to this tightly confined joint space.  The Solar BiPolar Shoulder provides the surgeon with additional options for addressing arthritis of the shoulder and is designed with the patented bipolar locking mechanism that is also used in the Company's hip implants.  The Solar Shoulder product line gives the surgeon increased intraoperative flexibility to restore the patient's shoulder kinematics.  The Solar Total Elbow complements products offered for upper extremity procedures.  The semiconstrained design and modular components address varying types of patient anatomy.

Bone Cement

Simplex bone cement, a material used to secure cemented implants to bone, was first approved for orthopaedic use in the United States in 1971 and is the most widely used bone cement in the world.  The Company manufactures several variations of Simplex bone cement to meet specific patient needs.  Simplex has more than 40 years of clinical history, the longest of any bone cement, with more than 250 published clinical studies.

In 2003, Stryker received FDA clearance to market Simplex P with Tobramycin, an antibiotic bone cement.  The new, blended Simplex, which has been on the market in Europe since 2000, is indicated in the United States for patients who are undergoing the second stage of a two-stage revision for a total joint procedure.

Trauma

Through Stryker Trauma, the Company develops, manufactures and markets its trauma-related products.  Trauma products, including nailing, plating, hip fracture and external fixation systems, are used primarily in the fixation of fractures resulting from sudden injury. These products consist of internal fixation devices marketed under such names as Gamma, Grosse & Kempf, Omega, Dall Miles, Asnis, T2 and S2, along with external fixation devices marketed under the Apex, Hoffmann II and MonotubeTriax names.

The Company's internal fixation product portfolio includes a full compliment of intramedullary nails, hip fracture devices and plates and screws in both titanium and stainless steel. The intramedullary ("IM") nail portfolio is led by the T2 Nailing System, which was released in 2001.  The T2 system includes femoral, tibial and humeral components with a common instrument platform for accuracy and ease of use.  Building on the success of this titanium nail, the Company introduced the stainless steel S2 tibial and femoral nails in 2003.  The S2 nails are designed to meet the needs of Level 1 trauma centers in the United States as well as broadening the Stryker product line in the rest of the world.

To address the hip fracture segment, the Company markets several products including the Gamma Nail (a unique IM nail for trochanteric fractures), the Omega hip screw system, the AsnisCannulated Screw System and the Hansson pin system. The AsnisCannulated Screw System can help simplify the operative procedure through features that allow the surgeon to place, insert and remove locking screws easily. These hip fracture systems offer orthopaedic surgeons multiple options depending on their preferences and patient needs. In 2003, there was also an initial release in selected markets of the Gamma 3 intramedullary hip fracture nail, improved for less invasive procedures.

The Company's external fixation products include the Hoffmann II modular fixation system, the MonotubeTriaxmonolateral system, the Tenxor circular fixation system for complex fractures and a complete range of pins and wires for attaching the devices to fractured bones. The Hoffmann II system for lower extremity fractures (pelvis, femur, tibia) and the smaller Hoffmann II Compact for upper extremity fractures include a patented snap-fit mechanism that makes it easy for the surgeon to construct the fixation device to fit the patient and align the fractured bones.  Both the Hoffmann II and the Hoffmann II Compact include a full selection of lightweight radiolucent connection bars that allow for quick intraoperative fracture repair. The Triax system is available in three different sizes and includes an adjustable feature that enables the surgeon to not only stabilize fractures, but to lengthen the bone in cases where bone has been removed due to damage.  The Tenxor hybrid frame enables a surgeon to treat complex fractures around the joints with both pins and long transfixing wires.  This attribute is especially useful for patients with multipart fractures near the ankle and knee.  The system features advanced composite materials and is compatible with the Hoffman II snap-fit connection devices.

Spinal Implants

Through Stryker Spine, the Company develops, manufactures and markets spinal implant products including cervical, thoracolumbar and interbody systems used in spine injury, deformity and degenerative therapies.  Spinal implant products comprise plates, rods, screws, connectors, spacers, cages and proprietary instrument and container systems.  In 2003, Stryker extended the Xia Spinal System by adding a new, low-profile hook system and additional components for anterior fixation.  In addition, Stryker introduced Oasys, a new posterior fixation system developed to serve an emerging area of spine fusion surgery, in the European market during 2003.

In 2002, the Company acquired SDI, adding the Ray Threaded Fusion Cage interbody system and the SR90 thoracolumbar system to the global product portfolio.  Also in 2002, Stryker introduced enhanced versions of the Xia titanium system, Reflex system and Diapason system along with the new Bonecraft system which is designed to aid surgeons in shaping and cutting allograft bone.

In 2001, Stryker launched the Reflex, the Xia stainless steel and the Stabilis systems.  The Reflex system was a new entry in the anterior cervical plating segment.   The Xia stainless steel system, a new offering within the Xia Spinal System, was designed to better serve deformity correction requirements.  The Xia Spinal System is a posterior system designed to relieve pain by stabilizing the spine in the thoracic, lumbar and sacral regions.  It is accompanied by instrumentation that simplifies the surgical procedures.  Launched in international markets, the Stabilis system is a novel interbody fusion device designed to improve stability and alignment during fusion.

OP-1

Two decades ago, Stryker saw the potential that biologic products held for orthopaedics in an aging world and began a long-term investment in OP-1, a proprietary, recombinant version of the bone growth factor osteogenic protein-1.  In 1991, the Company received FDA approval to begin human clinical trials of OP-1, which was developed in collaboration with Creative BioMolecules, Inc. (a company that subsequently merged into Curis, Inc.), as part of a long-term research program funded by Stryker.  The OP-1 device is composed of recombinant human OP-1 and a bioresorbable collagen matrix.  OP-1 is naturally present in the human body and directs a cascade of cellular events that result in bone growth.  In preclinical studies, OP-1 induced the formation of new bone when implanted into bony defect sites.  The initial human clinical study, which began in 1992, compared the efficacy of OP-1 with autograft (the current standard bone graft procedure for the treatment of tibial nonunion fractures, which uses bone chips removed from a patient's hip in a second operation) in the repair of nonunion fractures of the tibia.  In 1995, the FDA allowed the Company to enlarge the scope of the clinical trials for expanded indications of nonunion fractures in all long bones.  The study demonstrated that OP-1 patients had outcomes of comparable clinical success to those of the autograft patients.  This eliminated the need for a second invasive procedure to harvest autograft from the hip.  There were three prospectively determined clinical trial outcomes defined in the study:  weight bearing, level of pain with weight bearing and radiographic assessment of cortical and/or trabecular bridging.  The study design predicted 80% success at nine months postsurgery.  Both the OP-1 and autograft groups met this prediction for the clinical outcomes of weight bearing and pain, and both groups had comparable results.  The blinded radiographic assessment by an independent panel of radiologists showed that neither group achieved the 80% criteria for bridging, although bridging was higher for the autograft group.

The PMA application for OP-1 was filed and accepted by the FDA in June 1999. The Company received a "Not Approvable" letter from the FDA on January 29, 2001 that cited the failure of the pivotal clinical trial to meet the study endpoint of noninferiority of OP-1 compared with the autograft control on a combined clinical and radiographic basis.  In 2001, Stryker filed an application for a Humanitarian Device Exemption ("HDE") from the FDA.  The FDA granted this approval in October 2001.  This approval in the United States is for the use of OP-1 as an alternative to autograft in recalcitrant long-bone nonunions where use of autograft is unfeasible and alternative treatments have failed.  Under the HDE, OP-1 was made available as a humanitarian device, defined by the FDA as one intended to benefit patients by treating or diagnosing a disease or condition that affects fewer than 4,000 individuals per year in the United States.  As of December 31, 2003, more than 500 hospitals have received Institutional Review Board ("IRB") approval to implant OP-1 in the United States under the HDE.

The Company also filed a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA") for certain OP-1 uses, and the MAA was accepted for filing in July 1999.  On December 14, 2000, the Committee for Proprietary Medicinal Products ("CPMP") in Europe voted unanimously to recommend market authorization for OP-1 for the indication of nonunions of the tibia that failed prior autograft treatment or when autograft is not feasible.  Final European approval was obtained in May 2001 for this indication.  A New Drug Application with the Therapeutic Goods Administration ("TGA") in Australia was filed in December 1999, and in February 2001 the Australian Drug Evaluation Committee ("ADEC") adopted a positive opinion to recommend the granting of marketing authorization for OP-1 for treatment of long-bone nonunions secondary to trauma for the purpose of initiating new bone formation.  Approval from the TGA was received in April 2001. In February 2002, the Company received approval to market OP-1 in Canada for the clinical indication of long-bone nonunions.

With these global approvals, the first of their kind, the Company began to market OP-1.  In 2002 and 2003, the increase in the number of patients treated demonstrated the success of its sales effort and the trust that surgeons have developed in the product based on favorable patient outcomes.  In the United States, demand increased significantly during each quarter of 2003.

Stryker is committed to the further development of OP-1 for spinal indications, including spinal stenosis.  This degenerative condition, which is widespread in the over-65 population, causes severe pain in the lower back and legs as a result of abnormal movement in the lower spine.  Spinal fusion is used to stabilize the spine and reduce stenosis pain.  Fusing the spine with OP-1 can eliminate the need for a preliminary surgery to take bone from the patient's hip to use in the fusion process.

Currently, the Company is conducting a multicenter pivotal trial in the United States and Canada for posterolateral spine fusion using a new product, OP-1 Putty, to treat degenerative spondylolisthesis.  In 2003, the Company completed enrollment in this trial.  The Company currently anticipates that the follow-up on the 297 enrolled patients will be completed in 2005.  In Japan, the Company completed enrollment in a 32-patient Phase II trial for a similar indication, using OP-1 in conjunction with rods and screws to fuse the spine.

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

The Company has a royalty-free cross-license agreement with Genetics Institute, Inc., a wholly owned subsidiary of Wyeth, which holds patents covering a molecule different from OP-1 that may produce similar effects.   The agreement enables Stryker to commercialize OP-1 unencumbered by patent litigation with this competitor.  Others also are attempting to develop osteogenic proteins and bioresorbable carriers for the treatment, repair or replacement of bone and joint tissue.  These other companies have filed and obtained patents in the United States and elsewhere claiming such compounds and methods of making them and using them and may in the future file and obtain other such patents.  The Company can provide no assurance that it will not need a license under one or more of those patents to further expand the OP-1 program or whether such licenses will be available.

MedSurg Equipment

MedSurg Equipment products include powered surgical instruments, endoscopic products, hospital beds and stretchers and micro implant and surgical navigation systems.  These products are designed and manufactured by Stryker Instruments, Stryker Endoscopy, Stryker Leibinger Micro Implants and Stryker Medical.

The Stryker Instruments, Stryker Endoscopy and Stryker Leibinger Micro Implants product portfolios include micropowered tools and instruments that are used in orthopaedics, craniomaxillofacial surgery, functional endoscopic sinus surgery, neurosurgery, spinal surgery and plastic surgery. The Total Performance System ("TPS"), released in 1996, is a universal surgical system that can be utilized within several medical specialties. The TPS U2 Drill, introduced in 2000, and TPS Burs are designed for use by spine surgeons and neurosurgeons, while the TPS MicroDriver and TPS Sagittal Saw are designed for use by sports physicians and plastic surgeons.  The Elite attachment line with a proprietary extendable bar system and Saber Drill for ear, nose and throat ("ENT") surgery were added in 2001 to further extend the TPS system in spine, neurosurgery and ENT applications. The TPS System also powers the Stryker Endoscopy SE5 and 12K Shaver Systems. The Stryker Leibinger Micro Implants Hummer TPS is a powered instrument that incorporates new irrigation capabilities and specialized cutters, eliminating the need for over half of the instruments otherwise required for sinus surgery.

Powered Surgical Instruments and Surgical Navigation Systems

Stryker Instruments provides powered surgical instruments, operating room equipment, interventional pain products and surgical navigation systems.  Products include a broad line of powered surgical instruments that are used by surgeons for drilling, burring, rasping or cutting bone; wiring or pinning bone fractures; and preparing hip or knee surfaces for the placement of artificial implants. Stryker Instruments also manufactures an array of different attachments and cutting accessories for use by orthopaedic, neurological and small-bone specialists.  In 2003, Stryker launched the CORE platform of micro powered surgical instruments in the U.S. market.  This platform includes specialty-driven handpieces, including those for spine and neurosurgery procedures, providing increased power and torque, greater speed and precision cutting.  The CORE platform is a technological advancement on the precision and versatility offered by the TPS platform.

In 2002, the Company launched System 5, its fifth generation product offering of its flagship heavy-duty, battery-powered surgical instruments. This line provides enhanced cutting speed and torque as well as versatility in an ergonomic handpiece system.  Applications for this line include total joint, trauma and sports medicine procedures.

Stryker Instruments also produces products that are utilized in conjunction with joint replacement surgery.  The Advanced Cement Mixing System, used to mix bone cement, greatly reduces the risk that air bubbles will weaken the long-term bond between the implant and surrounding bone.  Interpulse is a disposable, self-contained pulsed lavage system that is used by physicians to cleanse the surgical site during total joint arthroplasty. The ConstaVac CBC II Blood Conservation System is a postoperative wound drainage and blood reinfusion device that enables joint replacement patients to receive their own blood rather than donor blood.

In 2002, the Company introduced the PainPump2, a disposable system that offers electronically controlled flow rates of pain medication directly to the surgical site to help manage a patient's postoperative discomfort. This innovative design allows the physician to program the pump and provides a patient-controlled analgesia ("PCA") option, previously unavailable to the market in a disposable pump.  In 2003, Stryker made product improvements to the PainPump2, allowing the pump to be programmed to extend continuous peripheral nerve blockage during surgery and provide non-narcotic pain management following the procedure.

In 2002, Stryker acquired the DEKOMPRESSOR product line from Pain Concepts Inc. The DEKOMPRESSOR is a single-use disposable device indicated for the percutaneous removal of disc nucleus material, offering an early, less invasive approach to mitigating back and leg pain associated with contained lumbar herniations.  This important advance in lumbar disc pain management, along with Stryker's offerings in Percutaneous Cement Delivery and Radiofrequency Denervation, allows Stryker to focus on the Interventional Pain Management marketplace.

As part of a broad surgical product portfolio, Stryker works closely with hospitals and other health-care organizations to promote safety for patients and medical staff.  The Neptune Waste Management System represents Stryker's leading product for fluid waste management in the operating room.  The self-contained device, first introduced in 2000 and consistently improved, collects and disposes of fluid and smoke waste from surgical procedures, minimizing the need for operator intervention and therefore the risk of exposure.  Stryker also markets the Steri-Shield Personal Protection System, combining a helmet, hood and gown to help provide protection for operating room personnel from infection, cross-contamination and harmful micro-organisms.

In 2002, the Company introduced its new surgical navigation software module for fluoroscopic image-guided surgery.  This software, designed for the Stryker Navigation System, allows surgeons to employ image-guided surgery in conjunction with intraoperative fluoroscopic images.  Stryker also introduced new image-guided surgery software modules and instrument sets for knee replacement, ENT and spine surgeries in 2001.  All three modules utilize Stryker's active wireless technology, which allows the surgeon to use the surgical instrument as a computer mouse in controlling the system.

Endoscopic Products

Stryker Endoscopy produces and markets medical video-imaging and communications equipment and instruments for arthroscopy and general surgery.  Stryker Endoscopy has established a position of leadership in the production of medical video technology and accessories for minimally invasive surgery, as well as communications equipment to provide local or worldwide interconnectivity.  Products include medical video cameras, digital documentation equipment, arthroscopes, laparoscopes, powered surgical instruments, sports medicine instrumentation and implants, radio frequency ablation systems, irrigation fluid management systems, Endosuite operating room solutions and state-of-the-art equipment for telemedicine and enterprise-wide connectivity.

In 2003, Stryker extended its market leading 988 Digital 3-Chip camera by introducing a fully autoclavable model for more efficient sterilization.  The 3-Chip cameras continue to provide multispecialty video imaging through several product generations.  In addition, the Company introduced the Stryker Integrated Delivery Network, a voice-activated operating room network in 2003.  Also in 2003, Stryker signed an exclusive license and distribution services agreement with a third party to provide distribution services for certain allograft products in the United States.  Allografts are used in numerous sports medicine procedures including the repair of anterior cruciate ligaments.

In 2002, Stryker continued its leading market share position with the Endosuite Operating Room.  An enhancement that changed the way minimally invasive surgery is documented is the Stryker Digital Capture ("SDC") Pro 2 surgical DVD documentation system, which was developed to store high quality digital images to a DVD drive and distribute images on an existing hospital network.  In 2002, the Company advanced its position in sports medicine by launching several anterior cruciate ligament fixation devices along with a 3-millimeter glenoid humeral anchor for use in repairing rotator cuff injuries in the shoulder.

In 2001, Stryker launched the 988 Digital 3-Chip Camera, which is the first digital output video camera in the medical industry.

Stryker's line of rigid scopes ranges in diameter from 2.3 millimeters to 10 millimeters, containing a series of precision lenses as well as fiber optics that allow the physician to view internal anatomy with a high degree of clarity.

Micro Implant Systems

Stryker Leibinger Micro Implants manufactures plating systems and related products for craniomaxillofacial and hand surgery.  In 2003, the Company extended the Universal Fixation System for craniomaxillofacial surgery with the launch of the Midface System.  The Company anticipates an addition of a cranial/neurological system in early 2004.  Also in 2003, BoneSource Classic was introduced, representing an advance in Stryker's BoneSource line of products to include HA, a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to human bone.

In 2002, the Company launched the Universal Mandible Plating System. This innovative system accommodates all mandibular fracture and reconstruction needs in one small, simple and easy-to-use system.  The Profyle Modular Hand Plating System, launched in 2002, features simple instrumentation, low-profile implants and a wide variety of screw diameters and plate configurations.

In 2001, the Company launched two new fixation systems for neurosurgery, the Quikdisk and the Neuroclip.  These innovative systems provide stable fixation following cranial surgery with less surgical time than conventional screws and plates.

Hospital Beds and Stretchers

Stryker Medical is a leader in the specialty stretcher products segment, offering more than 30 different types of stretchers customized to fit the needs of acute care and specialty surgical care facilities.  Stryker also produces beds that are designed to fit the unique needs of specialty departments within the acute care environment.  New in 2003, the motorized, self-propelled Zoom stretcher completes the application of this innovative technology across critical care beds, medical-surgical beds and stretchers.  Coupled with Stryker's Big Wheel technology for maneuverability, Zoom technology produces patient-handling equipment that provides a safe and comfortable surface for patients while reducing the risk of back injury for staff.

New in 2002, the Go Bed + medical/surgical beds feature low bed-height for safe patient ingress and exit.  The Go Bed + also offers the optional Chaperone center-of-gravity bed-exit system with Zone Control to help prevent patient falls.  Zone Control is a feature that enables the caregiver to adjust the sensitivity of the bed-exit system to accommodate different patient needs. Stryker has a complete line of ICU beds for critical care and step-down units.  The beds incorporate advanced features that facilitate patient care, such as in-bed scales that accurately weigh the patient regardless of bed position and a radiolucent surface that facilitates chest x-rays without moving the patient from the bed.  Stryker also offers a continuum of mattresses as an option with its frames.   The Company's legacy of innovation in the prehospital market continued in 2002 with the launch of the third-generation MX-Pro R3 ambulance cot for use in the emergency medical services market.  To facilitate patient transport up and down stairs, Stryker also introduced the StairPro series of stair chairs in 2002.

New in 2001 were the Secure II and Go Bed medical/surgical beds, which both feature low bed-height for safe patient ingress and exit.  The Secure II also offers the optional Chaperone center-of-gravity bed-exit system with Zone Control to help prevent patient falls.  In 2001, Stryker strengthened its reputation for durability and innovation by introducing Trio, the first truly mobile surgery table; Trio can be used preoperatively, during the procedure and for postoperative recovery.  Introduced in 2001, the Cub pediatric crib is Stryker's most recent product entry in the pediatric segment.  Cub's access and safety features are unparalleled in this segment.  The M-1 ambulance cot, introduced in 2001, is the Company's most advanced cot for the international market.

Other

Other includes Physical Therapy Services.  Physiotherapy Associates provides physical, occupational and speech therapy services to patients recovering from orthopaedic or neurological illness and injury through a network of 374 outpatient physical therapy centers in 25 states and the District of Columbia.  Physiotherapy Associates works closely with referring physicians to design and execute rehabilitation protocols with the goal of quick recoveries for injured workers, athletes and other patients.

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

Total expenditures for product research, development and engineering were $180.2 million in 2003, $141.4 million in 2002 and $142.1 million in 2001.  Research, development and engineering expenses represented 5.0% of sales in 2003, compared with 4.7% in 2002 and 5.5% in 2001.  Research, development and engineering spending was affected in 2002 by the commercial launch of the OP-1 product, which occurred in various markets in the second and fourth quarters of 2001.  Following the launch, in 2002 Stryker Biotech recorded a greater proportion of its expenses as cost of sales and selling, general and administrative expenses, compared with 2001 when this division classified substantially all of its costs as research, development and engineering. Increased spending from the Company's continued focus on new product development partially offset the decreased research, development and engineering expenses related to Stryker Biotech.  Recent new product introductions in the Orthopaedic Implant and MedSurg segments are more fully described under the caption "Product Sales" on pages 3 through 11 of this report.

MARKETING

In the United States, most of the Company's products are marketed directly to more than 6,000 hospitals and to other health-care facilities and doctors by approximately 2,100 sales and marketing personnel.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 36% of total revenues in 2003.  The Company's products are sold in more than 100 countries through more than 1,900 local dealers and direct sales efforts.  Local dealer support and direct sales are coordinated by approximately 1,900 sales and marketing personnel.  Stryker distributes its products through sales subsidiaries and branches with offices located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.  Stryker exports products to dealers and to customers in Africa, Bangladesh, China, the CIS (former Soviet Union), Cyprus, India, Indonesia, Ireland, Korea, Latin America, Malaysia, the Middle East, the Philippines, Taiwan, Thailand, Turkey, Vietnam and Yugoslavia.  Additional information regarding the Company's international and domestic operations and sales appears in "Note 12 - Segment and Geographic Data" on pages 50 through 52 of this report.

The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

COMPETITION

The Company is one of four leading competitors in the United States for orthopaedic reconstructive products.  The three other leading competitors are DePuy Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), Zimmer Holdings, Inc., and Biomet, Inc. While competition abroad varies from area to area, the Company believes it is also a leading player in the international markets with these same companies as its principal competitors.

In the trauma implant segment, Stryker is one of five leaders competing principally with Synthes-Stratec, Smith & Nephew Orthopaedics (a division of Smith & Nephew plc), Zimmer Holdings, Inc., and DePuy Orthopaedics, Inc.

In the spinal implant segment, the Company is one of four leaders, including the principal competitors Medtronic SofamorDanek, Inc. (a subsidiary of Medtronic, Inc.), DePuyAcroMed, Inc. (a subsidiary of Johnson & Johnson), and Synthes-Stratec.

The Company believes that several companies are engaged in the research and development of morphogenic proteins for the repair of hard and soft tissues that would compete with the Company's OP-1 product.  Wyeth has completed human clinical trials of a recombinant bone morphogenetic protein ("rhBMP-2") for repair of orthopaedic and other skeletal defects and has awarded certain distribution rights to Medtronic SofamorDanek for rhBMP-2 in the United States and Europe.  A number of companies currently provide various other therapies, including allografts, bone fillers and electrical stimulation devices for the treatment, repair or replacement of bone and joint tissue.  The Company believes that its OP-1 product, which is approved for limited trauma indications in certain markets and is currently in clinical trials for other indications, would ultimately compete with these products and with traditional therapies, such as autograft.

In the powered surgical instruments segment, Stryker is one of three leaders, together with the principal domestic competitors Medtronic Midas Rex, Inc. (a subsidiary of Medtronic, Inc.), and Linvatec, Inc. (a subsidiary of CONMED Corporation).  These companies are also competitors in the international segments, along with Aesculap-Werke AG (a division of B. Braun Melsungen AG), a large European manufacturer.

In the arthroscopy segment, the Company is one of four leaders, together with the principal competitors Smith & Nephew Endoscopy (a division of Smith & Nephew plc), Linvatec, Inc., and Arthrex, Inc.  In the laparoscopic imaging products segment, the Company is one of four leaders, together with the principal competitors Karl Storz GmbH & Co. (a German company), ACMI Corporation and Olympus Optical Co. Ltd. (a Japanese company).

In the craniomaxillofacial segment, Stryker is one of four leaders, together with the principal competitors Synthes-Stratec, Walter Lorenz Surgical, Inc. (a subsidiary of Biomet, Inc.), and KLS Martin L.P.

In the surgical navigation segment, Stryker is one of five principal competitors including Medtronic Surgical Navigation Technologies (a division of Medtronic, Inc.), BrainLAB Inc. (a subsidiary of BrainLAB AG), AESCULAP AG & Co. KG (a division of B. Braun Melsungen AG), Radionics, Inc. (a subsidiary of Tyco International Ltd.), and GE Medical Systems Navigation and Visualization, Inc. (a subsidiary of General Electric Company).

The Company's primary competitor in the patient-handling segment is Hill-Rom Company, Inc. (a division of Hillenbrand Industries, Inc.).  In the specialty stretcher segment, the primary competitors are Hausted, Inc. (a subsidiary of STERIS Corporation), Hill-Rom Company, Inc., and Midmark Hospital Products Group (a subsidiary of Ohio Medical Instrument Company, Inc.).  In the ambulance cot segment, Ferno-Washington, Inc. is the Company's principal competitor.

In the United States outpatient physical and occupational rehabilitation segment, the Company's primary competitors are independent therapist-owned practices and hospital-based services, in addition to other national rehabilitation companies, including HEALTHSOUTH Corporation and NovaCare Rehabilitation (a division of Select Medical Corporation).

The principal factors that the Company believes differentiate it in these highly competitive market segments and enable it to compete effectively are innovation, reliability, service and reputation.  The Company is not able to predict the effect that continuing efforts to reduce health-care expenses generally and hospital costs in particular will have on the future sales of its products or its competitive position.  (See "Regulation and Product Quality.")  The Company believes that its competitive position in the future will depend to a large degree on its ability to develop new products and make improvements in existing products.  While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or attribute of a product represents a unique design or process.  Patent or trademark protection of such products restricts competitors from duplicating these unique designs and features.  Stryker seeks to obtain patent protection on its products whenever possible.  The Company currently has approximately 840 United States patents and 1,240 international patents.

MANUFACTURING AND SOURCES OF SUPPLY

The Company's manufacturing processes consist primarily of precision machining, metal fabrication and assembly operations; the forging and investment casting of cobalt chrome; and the finishing of cobalt chrome and titanium.  In addition, the Company is the sole manufacturer of its OP-1 product.  Approximately 11% of the Company's cost of sales in 2003 represented finished products that were purchased complete from outside suppliers.  The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components, and uses outside sources for certain finishing operations, such as plating, hardening and coating of machined components and sterilization of certain products.  The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys.  In all, purchased parts and components from outside sources were approximately 33% of the total cost of sales in 2003.

While the Company relies on single sources for certain purchased materials and services, it believes alternate sources are available if needed.  The Company has not experienced any significant difficulty in the past in obtaining the materials necessary to meet its production schedules.

Substantially all products manufactured by the Company are stocked in inventory, while certain products manufactured within the Company's MedSurg segment are assembled to order.

REGULATION AND PRODUCT QUALITY

The Medical Device Amendments of 1976 to the federal Food, Drug and Cosmetic Act; the Safe Medical Devices Act of 1990; and regulations issued or proposed thereunder provide for regulation by the FDA of the design, manufacture and marketing of medical devices, including most of the Company's products.

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

Stryker also is subject to the laws that govern the manufacture and distribution of medical devices of each country in which the Company manufactures or sells products.  The member states of the European Union ("EU") have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries.  These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain Community European ("CE") marks for their products.  Stryker has authorization to apply the CE mark to its hip, knee, upper extremity, spinal implant and trauma products, and to its Endoscopy, Instruments, Leibinger Micro Implants and Medical division products.  The Company's OP-1 product has been considered a drug under the regulations for Europe, Australia and Japan.

The Company's Physiotherapy Associates, Inc. subsidiary is subject to various federal and state regulations regarding the provision of physical therapy services.  The primary entities administering these regulations are the Centers for Medicare & Medicaid Services, CHAMPUS, state workers compensation agencies, state insurance commissioners and state licensing agencies.

Government agencies, legislative bodies and private-sector initiatives to limit the growth of health-care costs, including price regulation and competitive pricing, are continuing in markets where the Company does business.  It is impossible to predict at this time the long-term impact of such cost-containment measures on the Company's future business.

EMPLOYEES

At December 31, 2003, the Company had 14,762 employees worldwide, including 5,355 involved in manufacturing, warehousing and distribution operations; 3,991 in marketing and sales; 848 in research, development and engineering; 3,115 providing physical, occupational and speech therapy; and the balance in general management and administration.  Approximately 1,020 international employees are covered by collective bargaining agreements that are updated annually.  The Company believes that its employee relations are satisfactory.

ITEM 2.	PROPERTIES

The Company has the following properties:

			Square	Owned/
Location	Segment	Use	Feet	Leased

Mahwah, New Jersey	Orthopaedic Implants	Manufacturing of reconstructive implants	460,000	Owned
Limerick, Ireland	Orthopaedic Implants	Manufacturing of reconstructive implants and OP-1	130,000	Owned
Herouville, France	Orthopaedic Implants	Manufacturing of reconstructive implants	130,000	Owned
Kiel, Germany	Orthopaedic Implants	Manufacturing of trauma implants	144,000	Owned
Selzach, Switzerland	Orthopaedic Implants	Manufacturing of trauma implants	78,000	Owned
Bordeaux, France	Orthopaedic Implants	Manufacturing of spinal implants	74,000	Owned
Carrigtwohill, Ireland	Orthopaedic Implants and MedSurg	Manufacturing of reconstructive implants and powered surgical instruments	154,000	Owned
Hopkinton, Massachusetts	Orthopaedic Implants	Manufacturing of OP-1	69,000	Leased
West Lebanon, New Hampshire	Orthopaedic Implants	Manufacturing of OP-1	106,000	Owned
Portage, Michigan	MedSurg	Manufacturing of powered surgical instruments and patient-handling and emergency medical equipment	401,000	Owned
Arroyo, Puerto Rico	MedSurg	Manufacturing of powered surgical instruments and endoscopic products	220,000	Leased
Kalamazoo, Michigan	MedSurg	Manufacturing of patient-handling equipment	90,000	Owned
L'Islet, Canada	MedSurg	Manufacturing of patient-handling equipment	88,000	Owned

			Square	Owned/
Location	Segment	Use	Feet	Leased

San Jose, California	MedSurg	Manufacturing of endoscopic products	165,000	Leased
Poway, California	MedSurg	Manufacturing of endoscopic products	36,000	Leased
Freiburg, Germany	MedSurg	Manufacturing of micro implants and surgical navigation systems	88,000	Owned
Stetten, Germany	MedSurg	Manufacturing of micro implants	29,000	Owned
Kalamazoo, Michigan	Other	Corporate headquarters	35,000	Leased
Various	Other	Physical therapy clinics	1,299,000	Leased

In addition to the above, the Company maintains administrative and sales offices and warehousing and distribution facilities in various countries, including the United States, Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland and the United Kingdom.  As of December 31, 2003, the Company also owned property in Rutherford, New Jersey, and leased property in Allendale, New Jersey, and Geneva, Switzerland, that was previously used for manufacturing, warehousing, distribution and administrative offices for its Orthopaedic Implants segment.

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

The Company's Common Stock is traded on the New York Stock Exchange under the symbol SYK.   Quarterly stock prices appear under the caption "Summary of Quarterly Data (Unaudited)" on page 54 of this report and dividend information for the years ended December 31, 2003 and 2002 under the caption "Summary of Operations" in Item 6 below.  The Company's Board of Directors considers a year-end cash dividend annually at its December meeting.

The Company issued 37,818 shares of Common Stock in 2003 as performance incentive awards to certain employees.  The shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

On February 27, 2004, there were 3,195 stockholders of record of the Company's Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The financial information for each of the five years in the period ended December 31, 2002 is set forth below (dollars in millions, except per share amounts):

SUMMARY OF OPERATIONS
	2003	2002	2001		2000	1999
Net sales	$3,625.3	$3,011.6	$2,602.3		$2,289.4	$2,103.7
Cost of sales:
Before inventory step-up	1,312.4	1,111.2	963.8		815.2	791.5
Inventory step-up	--	--	--		--	198.2
Total cost of sales	1,312,4	1,111.2	963.8		815.2	989.7
Gross profit	2,312.9	1,900.4	1,638.5		1,474.2	1,114.0

Research, development and engineering expenses	180.2	141.4	142.1		122.2	105.2
Selling, general and administrative expenses	1,416.0	1,165.4	985.4		885.6	808.4
Restructuring and acquisition-related charges (credits)	--	17.2	0.6		(1.0)	18.9
	1,596.2	1,324.0	1,128.1		1,006.8	932.5

Other expense (income)	64.2	69.7	104.7		132.5	151.7
Earnings before income taxes and extraordinary item	652.5	506.7	405.7		334.9	29.8
Income taxes	199.0	161.1	133.9		113.9	10.4
Earnings before extraordinary item	453.5	345.6	271.8		221.0	19.4
Extraordinary loss, net of income taxes	--	--	(4.8)		--	--
Net earnings	$453.5	$345.6	$267.0		$221.0	$19.4
	====	====	====		====	====

Net earnings per share of common stock (a):
Basic	$2.28	$1.75	$1.38	(b)	$1.13	$ .10
Diluted	$2.23	$1.70	$1.34	(b)	$1.10	$ .10

Dividend per share of common stock (a)	$.14	$.12	$.10		$.08	$ .065

Average number of shares outstanding - in millions (a):
Basic	198.9	197.5	196.3		195.1	193.8
Diluted	203.4	203.8	203.0		201.1	198.6

(a) Adjusted for the two-for-one stock split effective May 12, 2000.
(b) Excludes net extraordinary loss per share of $.02 basic and $.02 diluted.

FINANCIAL AND STATISTICAL DATA

	2003	2002	2001	2000	1999
Cash and marketable securities	65.9	37.8	50.1	54.0	83.5
Working capital	547.1	443.8	459.7	379.6	440.8
Current ratio	1.6	1.6	1.9	1.6	1.7
Property, plant and equipment - net	604.7	519.2	444.0	378.1	391.5
Capital expenditures	144.5	139.0	161.9	80.7	76.4
Depreciation and amortization	229.7	186.1	172.0	168.6	162.8
Total assets	3,159.1	2,815.5	2,423.6	2,430.8	2,580.5
Long-term debt, including current maturities	26.1	501.7	722.6	1,012.5	1,287.4
Stockholders' equity	2,154.8	1,498.2	1,056.2	854.9	671.5
Return on average equity	24.8%	27.1%	27.9%	29.0%	2.9%
Net cash provided by operating activities	648.5	516.2	473.2	331.8	284.0
Number of stockholders of record	3,084	2,983	2,886	2,904	2,929
Number of employees	14,762	14,045	12,839	12,084	10,925

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

Stryker Corporation (the "Company" or "Stryker") is a leader in the worldwide orthopaedic market and is one of the world's largest medical device companies.  Stryker delivers results through a wide range of capabilities including joint replacements, trauma, spine and micro implant systems, orthobiologics, powered surgical instruments, surgical navigation systems and endoscopic products as well as patient handling and emergency medical equipment.  Stryker also provides outpatient physical therapy services in the United States.

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma and spinal implants, bone cement and the bone growth factor osteogenic protein-1 (OP-1).  The MedSurg Equipment segment sells powered surgical instruments, endoscopic products, hospital beds and stretchers and micro implant and surgical navigation systems.  Other includes Physical Therapy Services and corporate administration, interest expense and interest income.

Domestic sales accounted for 64% of total revenues in 2003.  Most of the Company's products are marketed directly to more than 6,000 hospitals and to doctors and other health-care facilities by approximately 2,100 sales and marketing personnel in the United States.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 36% of total revenues in 2003.  The Company's products are sold in more than 100 countries through more than 1,900 local dealers and direct sales efforts.  Local dealer support and direct sales are coordinated by approximately 1,900 sales and marketing personnel.  Stryker distributes its products through sales subsidiaries and branches with offices located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.  Stryker exports products to dealers and to customers in Africa, Bangladesh, China, the CIS (former Soviet Union), Cyprus, India, Indonesia, Ireland, Korea, Latin America, Malaysia, the Middle East, Philippines, Taiwan, Thailand, Turkey, Vietnam and Yugoslavia.

The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

Outlook for 2004

The Company's outlook for 2004 continues to be very optimistic regarding the markets it participates in and the underlying growth rates in orthopaedic procedures.  The Company expects diluted net earnings per share for 2004 to approximate $2.68.  The financial expectations for 2004 include net sales growth of approximately 16% as a result of strong growth in shipments of Orthopaedic Implants and MedSurg Equipment, favorable foreign currency exchange rate movements and higher revenue from Physical Therapy Services.  If foreign currency exchange rates hold at January 27, 2004 levels, the Company anticipates a favorable impact on net sales in the first quarter and full year of 2004 of approximately $45 million and $145 million, respectively.

As the Company pays down outstanding borrowings under its Unsecured Credit Facilities and reduces the $150.0 million outstanding under its accounts receivable securitization facility, the Company expects to generate cash earnings in excess of its needs to fund future working capital requirements.   The Company anticipates investing in future business growth, including business and product line acquisitions to supplement its current product offerings, instrumentation in support of new product launches and future building expansions, including manufacturing facility expansions for certain divisions within its MedSurg segment.

Results of Operations

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales			Percentage Change
	2003	2002	2001	2003/2002	2002/2001
Net sales	100.0%	100.0%	100.0%	20%	16%
Cost of sales	36.2	36.9	37.0	18	15
Gross profit	63.8	63.1	63.0	22	16
Research, development and engineering expenses	5.0	4.7	5.5	27	--
Selling, general and administrative expenses	39.1	38.7	37.9	22	18
Restructuring and acquisition-related charges	--	0.6	--	(100)	--
Other expense (income)	1.8	2.3	4.0	(8)	(33)
Earnings before income taxes and extraordinary item	18.0	16.8	15.6	29	25
Income taxes	5.5	5.3	5.1	24	20
Earnings before extraordinary item	12.5	11.5	10.4	31	27
Extraordinary loss, net of income taxes	--	--	(0.2)	--	--
Net earnings	12.5%	11.5%	10.3%	31	29
	====	====	====

The table below sets forth domestic/international and product line sales information:

	Net Sales (in millions)			Percentage Change
	2003	2002	2001	2003/2002	2002/2001
Domestic/international sales
Domestic	$2,333.4	$1,973.7	$1,688.4	18%	17%
International	1,291.9	1,037.9	913.9	24	14
Total net sales	$3,625.3	$3,011.6	$2,602.3	20	16
	======	======	======
Product line sales
Orthopaedic Implants	$2,093.0	$1,704.8	$1,447.2	23	18
MedSurg Equipment	1,309.3	1,105.3	974.2	18	13
Physical Therapy Services	223.0	201.5	180.9	11	11
Total net sales	$3,625.3	$3,011.6	$2,602.3	20	16
	======	======	======

 2003 Compared with 2002

Stryker Corporation's net sales increased 20% in 2003 to $3,625.3 million from $3,011.6 million in 2002.  Net sales grew by 12% as a result of increased unit volume and changes in product mix; 2% related to higher selling prices; 5% due to changes in foreign currency exchange rates; and 1% as a result of acquired businesses.

Domestic sales were $2,333.4 million for 2003, representing an increase of 18% as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.  International sales were $1,291.9 million for 2003, representing an increase of 24% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $145.9 million for 2003.  Excluding the impact of foreign currency, international sales increased 10% in 2003.

Worldwide sales of Orthopaedic Implants were $2,093.0 million for 2003, representing an increase of 23% as a result of higher shipments of reconstructive, trauma and spinal implants.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 16% for the year.  Worldwide sales of MedSurg Equipment were $1,309.3 million for 2003, representing an increase of 18% as a result of higher shipments of powered surgical instruments, endoscopic products, hospital beds and stretchers and micro implant and surgical navigation systems. Excluding the impact of foreign currency, sales of MedSurg Equipment increased 15% for the year.  Physical Therapy Services revenues were $223.0 million for 2003, representing an increase of 11% as a result of new physical therapy centers and higher revenues from existing centers.

Cost of sales represented 36.2% of sales compared with 36.9% in 2002.  The lower cost of sales percentage in 2003 is due to the faster sales growth in the higher margin Orthopaedic Implants business and an increase in the absorption of fixed manufacturing costs caused by increased production at certain of the Company's manufacturing plants to meet current demand.

Research, development and engineering expenses represented 5.0% of sales in 2003 compared to 4.7% in 2002.  The higher spending level is the result of final development spending in advance of the Company's product launches in 2003 and continued focus on new product development for anticipated future product launches.  New product introductions in 2003 included the Trident Ceramic Acetabular System, Simplex P with Tobramycin Bone Cement and the CORE platform of micro powered surgical instruments in the United States market and the System 5 heavy-duty, battery-powered surgical instruments in Europe.

Selling, general and administrative expenses increased 22% in 2003 and represented 39.1% of sales compared with 38.7% in 2002.  The 22% increase in selling, general and administrative expenses is partially due to an increase in sales commission expense as a result of the 20% increase in net sales in 2003.  In addition, the Company incurred a $14.0 million increase in insurance costs during 2003 resulting from increased premiums charged by third-party insurers and a wholly owned captive insurance company established in 2003 as more fully described in Other Matters.  The increase in selling, general and administrative expenses as a percentage of sales in 2003 is primarily due to higher distribution costs associated with the increased sales mix of Orthopaedic Implants, increased amortization of loaner instrument sets, the increase in insurance costs and higher advertising costs associated with the Company's previously announced patient education campaign.

The Company recognized charges of $17.2 million ($11.5 million net of income taxes) related to restructuring and acquisition-related items in the third quarter of 2002.  The 2002 restructuring and acquisition-related items included a charge of $21.0 million ($14.1 million net of income taxes) for employment-related costs to close the Company's Rutherford, New Jersey, manufacturing facility, partially offset by a credit of $3.8 million ($2.6 million net of income taxes) to reverse certain Howmedica acquisition-related costs to reflect actual final payments required.  See the following comparison of 2002 results to 2001 results for additional information.

Interest expense declined to $22.6 million in 2003 from $40.3 million in 2002, primarily as a result of lower outstanding debt balances.  The increase in intangibles amortization to $45.4 million in 2003 from $28.9 million in 2002 is primarily the result of the increased intangible assets recorded as a result of the July 1, 2002 acquisition of the Surgical Dynamics Inc. spinal implant business (SDI) from Tyco International Ltd. as more fully described in Other Matters.  In addition, the Company recorded a $6.5 million charge related to a trademark impairment resulting from a branding initiative adopted by the Company in the fourth quarter of 2003.  The branding initiative is intended to improve the Company's customers' and other stakeholders' overall awareness of Stryker's capabilities.  The charge is included in intangibles amortization in the consolidated statements of earnings.  Other income was $3.8 million in 2003, compared with $0.5 million of other expense in 2002 due to foreign currency transaction gains in the current year compared to losses in the prior year and higher interest income.

The effective income tax rate was 30.5% in 2003 compared with 31.8% in 2002.  The Company's effective income tax rate for 2003 was reduced primarily as a result of increased manufacturing in lower tax jurisdictions such as Ireland and Puerto Rico.

Net earnings increased 31% to $453.5 million from $345.6 million in 2002; basic net earnings per share increased 30% to $2.28 in 2003 from $1.75 in 2002; and diluted net earnings per share increased 31% to $2.23 in 2003 from $1.70 in 2002.

Excluding the impact of the restructuring and acquisition-related items for the year ended December 31, 2002 adjusted net earnings increased 27% from $357.1 million in 2002 to $453.5 million in 2003.  Adjusted basic net earnings per share increased 26% from $1.81 in 2002 to $2.28 in 2003.  Adjusted diluted net earnings per share increased 27% from $1.75 in 2002 to $2.23 in 2003.

These adjusted non-GAAP financial measures do not replace the presentation of the Company's GAAP financial results.  The Company has provided this supplemental non-GAAP information because it provides meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses this non-GAAP financial information for reviewing the operating results of its business segments and for analyzing potential future business trends in connection with its budget process.  In addition, the Company believes investors utilize this information to evaluate period-to-period results and to understand potential future operating results.  The Company believes that the economic nature of the restructuring charge and the acquisition-related credit are sufficiently unique that similar items have not been recorded in the prior two fiscal years nor are they reasonably likely to recur within two years.  In addition, the Company reasonably believes that it is probable that the financial impact of each of these individual items will become insignificant by the end of 2004.  The Company encourages investors and other users of these financial statements to review its Consolidated Financial Statements and other publicly filed reports in their entirety and to not rely solely on any single financial measure.  The reconciliations of these non-GAAP financial measures are as follows (in millions):

	2003	2002	% Change
Reported net earnings	$453.5	$345.6	31%
Restructuring charge	--	14.1	--
Acquisition-related credit	--	(2.6)	--
Adjusted net earnings	$453.5	$357.1	27
	====	====

Basic net earnings per share:
Reported basic net earnings per share	$2.28	$1.75	30
Restructuring charge	--	$.07	--
Acquisition-related credit	--	($.01)	--
Adjusted basic net earnings per share	$2.28	$1.81	26

Diluted net earnings per share:
Reported diluted net earnings per share	$2.23	$1.70	31
Restructuring charge	--	$.07	--
Acquisition-related credit	--	($.01)	--
Adjusted diluted net earnings per share	$2.23	$1.75	27

2002 Compared with 2001

Stryker Corporation's net sales increased 16% in 2002 to $3,011.6 million from $2,602.3 million in 2001.  Net sales grew by 11% as a result of increased unit volume and changes in product mix; 3% related to higher selling prices; and 2% as a result of acquired businesses.

Domestic sales were $1,973.7 million for 2002, representing an increase of 17% as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.  The July 1, 2002, acquisition of SDI added $22.8 million to domestic sales for 2002.  International sales were $1,037.9 million for 2002, representing an increase of 14% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The acquisition of SDI added $2.5 million to international sales for 2002.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $13.7 million for 2002.  Excluding the impact of foreign currency, international sales increased 12% in 2002.

Worldwide sales of Orthopaedic Implants were $1,704.8 million for 2002, representing an increase of 18% as a result of higher shipments of reconstructive, trauma and spinal implants.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 17% for the year.  Worldwide sales of MedSurg Equipment were $1,105.3 million for 2002, representing an increase of 13% as a result of higher shipments of powered surgical instruments, endoscopic products, hospital beds and stretchers and micro implant and surgical navigation systems. Excluding the impact of foreign currency, sales of MedSurg Equipment increased 13% for the year.  Physical Therapy Services revenues were $201.5 million for 2002, representing an increase of 11% as a result of new physical therapy centers and higher revenues from existing centers.

Cost of sales represented 36.9% of sales compared with 37.0% in 2001.  The slightly lower cost of sales percentage in 2002 was due to an increase in the absorption of fixed manufacturing costs caused by increased production at certain of the Company's manufacturing plants to meet current demand and higher sales growth for the higher margin Orthopaedic Implant products, offset partially by higher product obsolescence resulting from product launches.

While research, development and engineering expenses in 2002 were consistent with prior year amounts, they decreased to 4.7% of sales from 5.5% in 2001.   Research, development and engineering spending was affected in 2002 by the commercial launch of OP-1, which occurred in various markets in the second and fourth quarters of 2001.  Following the launch, in 2002 Stryker Biotech recorded a portion of its expenses as cost of sales and selling, general and administrative expenses, compared with 2001, when this division classified substantially all of its costs as research, development and engineering.  Increased spending from the Company's continued focus on new product development partially offset the decreased research, development and engineering expenses related to Stryker Biotech.  New product introductions in 2002 included ScorpioFlex knee for the United States market, Super Secur-Fit Plus hip for the Japanese market, Trident Ceramic Acetabular System in Canada, Xia II Spinal System, System 5 heavy-duty, battery-powered surgical instruments, TPS Saber Drill, SDC Pro 2 surgical DVD documentation system, PainPump2, Precision System for percutaneous cement delivery, fluoroscopic software module for the Stryker Navigation System and Go Bed +.

Selling, general and administrative expenses increased 18% in 2002 and represented 38.7% of sales compared with 37.9% in 2001.  The increase in selling, general and administrative expenses was partially due to an increase in sales commission expense as a result of the 16% increase in net sales in 2002.  In addition, the Company incurred an $8.9 million increase in insurance costs during 2002.  The change in classification of certain Stryker Biotech expenses, as discussed above, also contributed to the increase in selling, general and administrative expenses.  Discount expense related to the accounts receivable securitization facility, which was included in selling, general and administrative expenses, declined to $2.7 million in 2002 from $5.8 million in 2001 as a result of lower discount rates.

The Company recognized charges of $17.2 million ($11.5 million net of income taxes) related to restructuring and acquisition-related items in the third quarter of 2002.  The 2002 restructuring and acquisition-related items included a charge of $21.0 million ($14.1 million net of income taxes) for employment-related costs to close the Company's Rutherford, New Jersey, manufacturing facility, partially offset by a credit of $3.8 million ($2.6 million net of income taxes) to reverse certain Howmedica acquisition-related costs to reflect actual final payments required.  The $21.0 million restructuring charge related primarily to a shutdown agreement reached between the Company and the employee bargaining unit to close the Orthopaedics division implant manufacturing facility in Rutherford, New Jersey, which was ratified by the members of the I.U.E.-CWA Local 485 on August 23, 2002.  The charge covered employment-related severance costs for 353 employees.  The Rutherford facility was closed during 2003 with final severance payments to be made by the end of 2005.  The Orthopaedics division has completed the transition of production to its facilities in Mahwah, New Jersey, as well as Cork and Limerick, Ireland.

In the fourth quarter of 2001, the Company recognized charges of $0.6 million related to various restructuring and acquisition-related events.  The 2001 restructuring and acquisition-related charges included $2.4 million of charges, partially offset by the reversal of prior year restructuring accruals totaling $1.8 million.

Interest expense declined to $40.3 million in 2002 from $67.9 million in 2001, primarily as a result of lower outstanding debt balances.  The decrease in intangibles amortization to $28.9 million in 2002 from $38.4 million in 2001 was primarily the result of the Company's adoption of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill.  If the nonamortization provisions of Statement No. 142 had been applied in the prior year, amortization expense for 2001 would have been reduced by $18.1 million and net earnings would have increased by $12.1 million ($.06 per diluted share).  Other expense was $0.5 million in 2002, compared with $1.6 million of other income in 2001 due to foreign currency transaction losses in the current year versus gains in the prior year, partially offset by higher interest income.

The effective income tax rate was 31.8% in 2002 compared with 33.0% in 2001.  The Company's effective income tax rate for 2002 was reduced from 33.0% to 31.8% in the fourth quarter of 2002, thereby reducing income tax expense by $6.1 million, primarily as a result of increased manufacturing in lower tax jurisdictions such as Ireland and Puerto Rico.

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

Excluding the impact of the restructuring and acquisition-related items on 2002 and 2001 and the impact of the change in goodwill amortization and the extraordinary item on 2001, adjusted net earnings in 2002 were $357.1 million, representing a 26% increase over adjusted net earnings of $284.3 million in 2001.  Adjusted basic net earnings per share increased 25% to $1.81 compared with $1.45 in 2001.  Adjusted diluted net earnings per share increased 25% to $1.75 compared with $1.40 in 2001.

These adjusted non-GAAP financial measures do not replace the presentation of the Company's GAAP financial results.  The Company has provided this supplemental non-GAAP information because it provides meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses this non-GAAP financial information for reviewing the operating results of its business segments and for analyzing potential future business trends in connection with its budget process.  In addition, the Company believes investors utilize this information to evaluate period-to-period results and to understand potential future operating results.  The Company believes that the economic nature of the restructuring charge, the acquisition-related items and extraordinary loss are sufficiently unique that similar items have not been recorded in the prior two fiscal years nor are they reasonably likely to recur within two years.  In addition, the Company reasonably believes that it is probable that the financial impact of each of these individual items will become insignificant by the end of 2004.  The Company encourages investors and other users of these financial statements to review its Consolidated Financial Statements and other publicly filed reports in their entirety and to not rely solely on any single financial measure.  The reconciliations of these non-GAAP financial measures are as follows (in millions):

	2002	2001	% Change
Reported net earnings	$345.6	$267.0	29%
Restructuring charge/(credit)	14.1	(0.2)	--
Acquisition-related charge/(credit)	(2.6)	0.6	--
Goodwill and assembled workforce amortization	--	12.1	--
Extraordinary loss	--	4.8	--
Adjusted net earnings	$357.1	$284.3	26
	====	====

Basic net earnings per share:
Reported basic net earnings per share	$1.75	$1.36	29
Restructuring charge/(credit)	$.07	--	--
Acquisition-related charge/(credit)	($.01)	--	--
Goodwill and assembled workforce amortization	--	$.06	--
Extraordinary loss	--	$.02	--
Adjusted basic net earnings per share	$1.81	$1.45	25

Diluted net earnings per share:
Reported diluted net earnings per share	$1.70	$1.32	29
Restructuring charge/(credit)	$.07	--	--
Acquisition-related charge/(credit)	($.01)	--	--
Goodwill and assembled workforce amortization	--	$.06	--
Extraordinary loss	--	$.02	--
Adjusted diluted net earnings per share	$1.75	$1.40	25

 Liquidity and Capital Resources

The Company's working capital at December 31, 2003 increased $103.3 million to $547.1 million from $443.8 million at December 31, 2002, including the effect of the proceeds from the sale of an additional $20.0 million of accounts receivable pursuant to the accounts receivable securitization facility, that were used to reduce outstanding borrowings under the Company's Unsecured Credit Facilities.  The increase in working capital resulted from growth in the Company's overall business and the use of strong earnings to fund increases in accounts receivable, inventory and prepaid expenses and to pay current liabilities due in 2003, primarily for income taxes and restructuring and acquisition-related liabilities.  Trade accounts payable and other accrued liabilities increased in 2003 as a result of the growth in the business, higher obligations for third-party sales agent commissions, third-party royalties, non-income based taxes, increased reserves for legal claims and assessments and increases in other accrued liabilities.  Accounts receivable days sales outstanding, excluding the effect of  $150.0 million outstanding under the Company's $200.0 million accounts receivable securitization facility, of 58 days was unchanged at December 31, 2003 compared to December 31, 2002.  Days sales in inventory decreased 6 days to 120 days at December 31, 2003 from 126 days at December 31, 2002.  The lower days sales in inventory is primarily the result of improved inventory management and higher provisions for product obsolescence as a result of product launches.

The Company generated cash of $648.5 million from operations in 2003 compared with $516.2 million in 2002.  The generation of cash in 2003 is the result of strong cash earnings (net earnings plus noncash adjustments) and increases in accounts payable and accrued expenses.  These items were partially offset by increases in deferred charges and accounts receivable from increased sales and payments of $15.5 million attributable to restructuring and acquisition-related liabilities and acquisition purchase liabilities.  In 2003, the Company used cash of $10.8 million for business and product line acquisitions, $144.5 million for capital expenditures and $23.7 million for the payment of dividends.  In addition to the borrowings used to fund business and product line acquisitions, the Company borrowed an additional $664.5 million under its existing credit facilities to fund cash flow needs during 2003 and made repayments of $1,144.6 million against the credit facilities.  Total borrowings declined by $475.6 million after adjusting for the effect of foreign currency translation.

In 2003, the Company used cash of $144.5 million for capital expenditures, including $27.7 million related to the construction of Phase II of the Company's Mahwah, New Jersey, manufacturing and distribution facility.  In addition, the Company spent $4.6 million for the expansion of the Company's manufacturing facility in West Lebanon, New Hampshire, and $3.8 million for the expansion of the Company's Cork, Ireland, manufacturing facility.

The Company had $65.9 million in cash and cash equivalents at December 31, 2003.  The Company also had outstanding borrowings totaling $26.1 million at that date.  Current maturities of long-term debt at December 31, 2003 are $7.3 million and will increase to $15.6 million in 2006.  The Company's $750.0 million five-year, nonamortizing, revolving credit agreement expires in December 2006.  As a result of current cash and outstanding debt balances, the Company decided not to renew its previously existing $250.0 million 364-day revolving credit agreement which expired in December 2003.  The Company believes its cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures, future business and product line acquisitions and required debt repayments.  Should additional funds be required, the Company had $802.1 million of additional borrowing capacity available under all of its existing credit facilities and an additional $50.0 million of eligible accounts receivable which could be sold through its accounts receivable securitization facility at December 31, 2003.

The Company's future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in millions):

	Payment Period
	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$7.3	$0.0	$15.6	$0.0	$0.0	$3.2
Operating leases	43.7	34.8	26.4	20.5	16.9	49.3
Unconditional purchase obligations	162.5	0.7	0.0	0.0	0.0	0.0

The Company's additional borrowing capacity, along with the expected expiration period of the commitment, are summarized as follows (in millions):

		Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year

Lines of credit	$785.3	$68.9	$716.4
Standby letters of credit	16.8	4.5	12.3
	$802.1	$73.4	$728.7

Critical Accounting Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  On an ongoing basis, management evaluates these estimates.  Estimates are based on historical experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes that an understanding of the following critical accounting policies is important in obtaining an overall understanding of the Consolidated Financial Statements.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable.  The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends.  If actual customer financial conditions are less favorable than projected by management, additional accounts receivable write-offs may be necessary, which could unfavorably affect future operating results.

Inventory Reserves

The Company maintains reserves for excess and obsolete inventory resulting from the potential inability to sell its products at prices in excess of current carrying costs.  The markets in which the Company operates are highly competitive, with new products and surgical procedures introduced on an ongoing basis.  Such marketplace changes may cause the Company's products to become obsolete.  The Company makes estimates regarding the future recoverability of the costs of these products and records a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends.  If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which could unfavorably affect future operating results.

Income Taxes

The Company operates in multiple tax jurisdictions both inside and outside the United States.  Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions.  Tax audits associated with the allocation of this income and other complex issues may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different tax rates.  Because tax adjustments in certain jurisdictions can be significant, the

Company records accruals representing management's best estimate of the probable resolution of these matters.  To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated probable outcome.

Other Matters

The Company distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  The Company's operating results are primarily exposed to changes in exchange rates among the United States dollar and the Japanese yen and European currencies, in particular the euro and the British pound.  When the United States dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases.  When the United States dollar strengthens, the opposite situation occurs.  The Company manufactures its products in the United States, France, Germany, Ireland, Switzerland, Canada and Puerto Rico and incurs the costs to manufacture in the applicable local currencies.  This worldwide deployment of factories serves to partially mitigate the impact of currency exchange rate changes on the Company's cost of sales.

The Company follows the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and No. 138, in accounting for its derivative financial instruments.  The Statements require the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not documented and accounted for as hedges must be adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

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

At December 31, 2003, the Company had outstanding forward currency exchange contracts to purchase $123.9 million and sell $154.9 million of various currencies (principally United States dollars and euros) with maturities ranging principally from 30 to 180 days.  At December 31, 2002, the Company had outstanding forward currency exchange contracts to purchase $82.0 million and sell $97.7 million of various currencies (principally United States dollars and euros) with maturities ranging principally from 30 to 180 days.  The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points.  A hypothetical 10% change in exchange rates for these currencies would change the 2003 fair value by approximately $2.1 million and would have changed the 2002 fair value by approximately $0.5 million.

At December 31, 2003, the Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of the counterparties.

The Company is exposed to market risk for changes in interest rates as a result of its borrowings and the accounts receivable securitization facility.  The Company managed a portion of its interest rate risk on its borrowings through interest rate swap agreements, which had fixed the base rate on a $250.0 million notional amount of the variable-rate borrowings during 2003.  These interest rate swap agreements expired during 2003.  If market interest rates for similar borrowings had averaged 1% more than they did in 2003, the Company's 2003 interest expense, after considering the effects of its interest rate swaps, would have increased, and earnings before income taxes would have decreased, by $0.7 million.  By comparison, if market interest rates had averaged 1% less than they did during 2003, the Company's 2003 interest expense, after considering the effects of its interest rate swaps, would have decreased, and earnings before income taxes would have increased, by $0.7 million.  If market interest rates for the accounts receivable securitization facility had averaged 1% more than they did in 2003, the Company's discount expense would have increased, and earnings before income taxes would have decreased, by $1.7 million.  By comparison, if market interest rates had averaged 1% less than they did in 2003, the Company's discount expense would have decreased, and earnings before income taxes would have increased, by $1.7 million.  These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost, interest rate swap agreements and accounts receivable securitization facility without any actions by management to mitigate its exposure to such changes.

The Company's interest rate swap agreements, which matured over various terms ranging from September 2003 through December 2003, effectively converted a portion of its variable-rate borrowings to a fixed-rate basis, thus reducing the impact of changes in interest rates on interest expense.  The Company designated the interest rate swap agreements as cash flow hedges.  Gains of $9.2 million and $9.3 million and a loss of $22.0 million attributable to changes in the fair value of interest rate swap agreements were recorded as components of accumulated other comprehensive gain (loss) in 2003, 2002 and 2001, respectively.  Interest rate differentials paid or received as a result of interest rate swaps were recognized as an adjustment of interest expense related to the designated borrowings.

The Company has used yen-denominated floating-rate borrowings to protect a portion of the value of its investment in its subsidiary in Japan.  Realized and unrealized gains and losses from this hedge were not included in the consolidated statements of earnings, but were recorded as foreign currency translation adjustments within accumulated other comprehensive gain (loss) in stockholders' equity.  Net gains (losses) of ($2.1) million, ($1.6) million and $5.8 million attributable to the yen-denominated floating-rate borrowings hedge were recorded as foreign currency translation adjustments in 2003, 2002 and 2001, respectively.

The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies.  For the year ended December 31, 2003, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets by $176.3 million.  This gain eliminated the previously recorded cumulative loss of $68.6 million that had been deferred and recorded as a separate component of stockholders' equity at December 31, 2002.

On July 1, 2002, the Company acquired SDI from Tyco International Ltd., for $135.0 million in cash.  The acquisition expanded the Company's spinal product line by adding interbody spinal cages for the United States market as well as other thoracolumbar and cervical spinal fixation devices.  The acquisition was funded using existing credit facilities.  The acquisition of SDI was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's Consolidated Financial Statements beginning July 1, 2002.  The Company's pro forma consolidated financial results in 2002 did not differ significantly as a result of the SDI acquisition.

The Company is partially self-insured for product liability claims.  In 2003, the Company established a wholly owned captive insurance company in the U.S. to manage its self-insured retention limits.  The captive insurance company provides insurance reserves for estimated liabilities for product claims incurred but not reported based on actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.

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

In December 2003, the Company announced that its subsidiary, Physiotherapy Associates, Inc., and Stryker received a subpoena from the United States Attorney's Office in Boston, Massachusetts, in connection with a Department of Justice investigation of Physiotherapy Associates' billing and coding practices. Physiotherapy Associates provides physical, occupational and speech therapy services to patients through 374 outpatient centers in the United States and represented 6% and 7% of Stryker's net sales for the years ended December 31, 2003 and 2002, respectively   Revenues derived from billings to U.S. Federal health-care programs approximated 14% of Physiotherapy Associates' revenues during these periods. The Company is fully cooperating with the Department of Justice regarding this matter.

In December 2003, the FASB issued a revision to Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits.  This revision requires additional disclosures by the Company regarding its plan assets, investment strategies, plan obligations and cash flows.  The Company has adopted these new disclosure requirements for all of its defined benefit plans.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

See quantitative and qualitative disclosures about market risks in the Other Matters section of the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 27 through 29.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)
	December 31
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$65.9	$37.8
Accounts receivable, less allowance of $48.9 ($43.7 in 2002)	498.6	406.7
Inventories	467.9	426.5
Deferred income taxes	307.2	227.5
Prepaid expenses and other current assets	58.0	52.8
Total current assets	1,397.6	1,151.3

Property, Plant and Equipment
Land, buildings and improvements	406.9	333.4
Machinery and equipment	673.2	591.3
	1,080.1	924.7
Less allowance for depreciation	475.4	405.5
	604.7	519.2
Other Assets
Goodwill	493.4	460.0
Other intangibles, less accumulated amortization of $151.2 ($99.3 in 2002)	472.1	475.1
Deferred charges, less accumulated amortization of $377.4 ($274.1 in 2002)	134.8	123.7
Deferred income taxes	26.1	61.8
Other	30.4	24.4
	1,156.8	1,145.0
	$3,159.1	$2,815.5
	======	======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$137.8	$106.0
Accrued compensation	207.9	161.4
Restructuring and acquisition-related liabilities	8.0	25.5
Income taxes	138.9	133.2
Accrued expenses and other liabilities	350.6	270.7
Current maturities of long-term debt	7.3	10.7
Total current liabilities	850.5	707.5

Long-Term Debt, Excluding Current Maturities	18.8	491.0
Other Liabilities	135.0	118.8
Stockholders' Equity
Common stock, $.10 par value:
Authorized-500.0 shares
Outstanding-199.7 shares (198.1 in 2002)	20.0	19.8
Additional paid-in capital	170.1	120.7
Retained earnings	1,868.1	1,442.6
Deferred stock-based compensation	(3.0)	--
Accumulated other comprehensive gain (loss)	99.6	(84.9)
Total stockholders' equity	2,154.8	1,498.2
	$3,159.1	$2,815.5
	======	======
See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)
	Years ended December 31
	2003	2002	2001

Net sales	$3,625.3	$3,011.6	$2,602.3
Cost of sales	1,312.4	1,111.2	963.8
Gross profit	2,312.9	1,900.4	1,638.5

Research, development and engineering expenses	180.2	141.4	142.1
Selling, general and administrative expenses	1,416.0	1,165.4	985.4
Restructuring and acquisition-related items	--	17.2	0.6
	1,596.2	1,324.0	1,128.1
Other expense (income):
Interest expense	22.6	40.3	67.9
Intangibles amortization	45.4	28.9	38.4
Other	(3.8)	0.5	(1.6)
	64.2	69.7	104.7
Earnings before income taxes and extraordinary item	652.5	506.7	405.7
Income taxes	199.0	161.1	133.9
Earnings before extraordinary item	453.5	345.6	271.8
Extraordinary loss, net of income taxes	--	--	(4.8)
Net earnings	$453.5	$345.6	$267.0
	====	====	====
Basic earnings per share of common stock:
Before extraordinary item	$2.28	$1.75	$1.38
Extraordinary loss	--	--	($.02)
Net earnings	$2.28	$1.75	$1.36

Diluted earnings per share of common stock:
Before extraordinary item	$2.23	$1.70	$1.34
Extraordinary loss	--	--	($.02)
Net earnings	$2.23	$1.70	$1.32

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)
					Accumulated
		Additional		Deferred	Other
	Common	Paid-In	Retained	Stock-Based	Comprehensive
	Stock	Capital	Earnings	Compensation	Gain (Loss)	Total

Balances at January 1, 2001	$19.6	$64.3	$873.4	$0.0	($102.4)	$854.9
Cumulative effect of accounting change
related to cash flow hedges	--	--	--	--	3.5	3.5
Net earnings for 2001	--	--	267.0	--	--	267.0
Unrealized losses on securities of $0.2, net
of $0.1 income tax benefit	--	--	--	--	(0.1)	(0.1)
Unrealized losses related to cash flow
hedges	--	--	--	--	(22.0)	(22.0)
Foreign currency translation adjustments	--	--	--	--	(46.4)	(46.4)
Comprehensive earnings for 2001	--	--	--	--	--	198.5
Issuance of 0.8 shares of common stock
under stock option and benefit plans,
including $10.4 income tax benefit	0.1	18.9	--	--	--	19.0
Cash dividend declared of $.10 per share of
common stock	--	--	(19.7)	--	--	(19.7)
Balances at December 31, 2001	19.7	83.2	1,120.7	0.0	(167.4)	1,056.2
Net earnings for 2002	--	--	345.6	--	--	345.6
Unrealized gains on securities of $0.3, net
of $0.1 income tax expense	--	--	--	--	0.2	0.2
Unrealized gains related to cash flow
hedges	--	--	--	--	9.3	9.3
Unfunded pension losses, net of $3.4
income tax benefit	--	--	--	--	(6.4)	(6.4)
Foreign currency translation adjustments	--	--	--	--	79.4	79.4
Comprehensive earnings for 2002	--	--	--	--	--	428.1
Issuance of 1.4 shares of common stock
under stock option benefit plans,
including $22.5 income tax benefit	0.1	37.5	--	--	--	37.6
Cash dividend declared of $.12 per share of
common stock	--	--	(23.7)	--	--	(23.7)
Balances at December 31, 2002	19.8	120.7	1,442.6	0.0	(84.9)	1,498.2
Net earnings for 2003	--	--	453.5	--	--	453.5
Unrealized losses on securities of $0.4, net
of $0.1 income tax benefit	--	--	--	--	(0.3)	(0.3)
Unrealized gains related to cash flow
hedges	--	--	--	--	9.2	9.2
Unfunded pension losses, net of $0.2
income tax benefit	--	--	--	--	(0.7)	(0.7)
Foreign currency translation adjustments	--	--	--	--	176.3	176.3
Comprehensive earnings for 2003	--	--	--	--	--	638.0
Issuance of 1.6 shares of common stock
under stock option and benefit plans,
including $35.7 income tax benefit	0.2	46.0	--	--	--	46.2
Issuance of restricted stock	--	3.4	--	(3.4)	--	0.0
Amortization of deferred stock-based
compensation	--	--	--	0.4	--	0.4
Cash dividend declared of $.14 per share of
common stock	--	--	(28.0)	--	--	(28.0)
Balances at December 31, 2003	$20.0	$170.1	$1,868.1	($3.0)	$99.6	$2,154.8
	====	====	=====	====	====	=====
See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Stryker Corporation and Subsidiaries
(in millions)
	Years ended December 31
	2003	2002	2001
Operating Activities
Net earnings	$453.5	$345.6	$267.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	97.2	86.3	74.5
Amortization	132.5	99.8	97.5
Income tax benefit from exercise of stock options	35.7	22.5	10.4
Write-off of unamortized deferred loan costs	--	--	7.1
Restructuring and acquisition-related items	--	17.2	0.6
Payments of restructuring and acquisition-related liabilities	(14.7)	(4.9)	(3.7)
Provision for losses on accounts receivable	15.9	16.0	16.9
Deferred income taxes (credit)	(32.9)	(1.8)	29.1
Other	8.7	1.9	9.2
Changes in operating assets and liabilities, net of
effects of business and product line acquisitions:
Proceeds from accounts receivable securitization	20.0	--	2.7
Accounts receivable	(75.9)	(64.4)	(23.8)
Inventories	(5.8)	7.0	(10.2)
Deferred charges	(90.3)	(84.6)	(65.1)
Accounts payable	24.6	(3.2)	9.8
Payments of acquisition purchase liabilities	(0.8)	(3.5)	(7.5)
Accrued expenses	77.3	65.4	34.7
Income taxes	3.9	26.9	27.9
Other	(0.4)	(10.0)	(3.9)
Net cash provided by operating activities	648.5	516.2	473.2

Investing Activities
Business and product line acquisitions, net of cash acquired	(10.8)	(173.6)	(43.0)
Proceeds from sales of property, plant and equipment	3.7	0.8	9.0
Purchases of property, plant and equipment	(144.5)	(139.0)	(161.9)
Net cash used in investing activities	(151.6)	(311.8)	(195.9)

Financing Activities
Proceeds from borrowings	664.5	611.6	935.8
Payments on borrowings	(1,144.6)	(836.6)	(1,211.4)
Dividends paid	(23.7)	(19.7)	(15.7)
Proceeds from exercise of stock options	26.9	19.7	9.8
Other	0.6	0.1	(1.0)
Net cash used in financing activities	(476.3)	(224.9)	(282.5)
Effect of exchange rate changes on cash and cash equivalents	7.5	8.2	1.3
Increase (decrease) in cash and cash equivalents	28.1	(12.3)	(3.9)
Cash and cash equivalents at beginning of year	37.8	50.1	54.0
Cash and cash equivalents at end of year	$65.9	$37.8	$50.1
	===	===	===
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
December 31, 2003
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

Revenue Recognition: A significant portion of the Company's Orthopaedic Implants revenue is generated from consigned inventory maintained at hospitals or with field representatives.  For these products, revenue is recognized at the time the Company receives appropriate notification that the product has been used or implanted.  The Company records revenue from MedSurg Equipment product sales when title and risk of ownership have been transferred to the customer, which is typically upon shipment to the customer.  For its Physical Therapy Services line of business, the Company records revenue when the services have been rendered.  The Company records estimated sales returns, discounts and other applicable adjustments as a reduction of net sales in the same period revenue is recognized.

Shipping and Handling of Products: Amounts billed to customers for shipping and handling of products are included in net sales.  Costs incurred related to shipping and handling of products are included in cost of sales.

Use of Estimates: The preparation of these Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires Company management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Actual results could differ from those estimates.

Foreign Currency Translation: The functional currencies for substantially all of the Company's international affiliates are their local currencies.  Accordingly, the financial statements of these international affiliates are translated into United States dollars using current exchange rates for balance sheets and average exchange rates for statements of earnings and cash flows.  Unrealized translation adjustments are included in accumulated other comprehensive gain (loss) in stockholders' equity.  Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables or payables, are included in net earnings.

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

Accounts Receivable:  Accounts receivable consist of trade and other miscellaneous receivables.  The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable.  The

Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends.

Accounts Receivable Securitization: As amended and restated on April 24, 2003, the Company has an accounts receivable securitization facility pursuant to which certain subsidiaries of the Company sell on an ongoing basis all of their domestic accounts receivable to Stryker Funding Corporation (SFC), a wholly owned special-purpose subsidiary of the Company, which in turn may sell up to an aggregate of a $200.0 (the limit was $130.0 at December 31, 2002) undivided percentage ownership interest in such receivables to bank-administered multiseller commercial paper conduits.  Creditors of SFC have a claim to its assets before any equity becomes available to the Company.

The amounts of undivided percentage ownership interests in accounts receivable sold to SFC, net of the Company's retained interest, totaled $150.0 at December 31, 2003 and $130.0 at December 31, 2002, and are reflected in the balance sheet as reductions of accounts receivable.  The proceeds from the sale of additional accounts receivable interests were used to reduce outstanding borrowings under the Company's unsecured credit facilities.  The amount of receivables sold is subject to change monthly, based on the level of defined eligible receivables less contractual reserves. The Company's retained interest in accounts receivable held by SFC, which is in the form of a subordinated note, represents an overcollateralization of the undivided interest sold.  This retained interest totaled $107.1 and $98.5 at December 31, 2003 and 2002, respectively.  Discount expense associated with the securitization facility, including the conduit's financing cost of issuing its commercial paper, was $2.6 in 2003, $2.7 in 2002 and $5.8 in 2001 and is included in selling, general and administrative expenses.

Inventories: Inventories are stated at the lower of cost or market.  Cost for approximately 88% of inventories is determined using the lower of first-in, first-out (FIFO) cost or market.  Cost for certain domestic inventories is determined using the last-in, first-out (LIFO) cost method.  The FIFO cost for all inventories approximates replacement cost.

The Company maintains reserves for excess and obsolete inventory resulting from the potential inability to sell its products at prices in excess of current carrying costs.  The markets in which the Company operates are highly competitive, with new products and surgical procedures introduced on an ongoing basis.  Such marketplace changes may cause the Company's products to become obsolete.  The Company makes estimates regarding the future recoverability of the cost of these products and records a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation is computed by either the straight-line or declining-balance method over the estimated useful lives of 3 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment.

Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets.  Other intangible assets include developed technology, which is amortized on a straight-line basis over 20 years, and customer relationships (which reflect expected continued customer patronage), trademarks, brand names and patents, which are amortized on a straight-line basis over 5 to 40 years (weighted average life of 15 years for other intangible assets).

Deferred Charges: Deferred charges represent the net book value of loaner instruments for surgical implants provided to customers by the Company.  These instruments are amortized on a straight-line basis over a three-year period.  Amortization expenses for instruments are included in selling, general and administrative expenses.

Deferred Loan Costs: Deferred loan costs associated with the Company's borrowings are amortized over the terms of the related borrowings using the effective-interest method.  Deferred loan costs are classified in other assets and had a net book value of $1.9 and $2.5 at December 31, 2003 and 2002, respectively.  Amortization expenses for deferred loan costs are included in interest expense and were $0.6 in 2003, $0.6 in 2002 and $5.9 in 2001.  The prepayment of the remaining amounts outstanding under the Company's Senior Secured Credit Facilities in December 2001 resulted in the write-off of related unamortized deferred loan costs of $7.1 (see Note 7).

Income Taxes: The Company accounts for income taxes using the liability method.  Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.  Deferred income tax expense (credit) represents the change in net deferred tax assets and liabilities during the year.

Derivative Financial Instruments: The Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  The Company enters into currency forward contracts to manage these economic risks.  The Company had entered into interest rate swap contracts with various maturity dates through December 2003 to manage the economic impact of fluctuations in interest rates.

The Company follows the provisions of Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and No. 138, in accounting for its derivative financial instruments.  The Statements require the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings (see Note 2).

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

Stock Options: At December 31, 2003, the Company has key employee and director stock option plans, which are described more fully in Note 8.  The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans.  Under Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the measurement date (date of grant).  Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share would have been as follows:

	2003	2002	2001
Net earnings:
As reported	$453.5	$345.6	$267.0
Deduct: Compensation expense --
fair value method	(19.1)	(17.1)	(11.8)
Pro forma	$434.4	$328.5	$255.2
	====	====	====
Basic net earnings per share:
As reported	$2.28	$1.75	$1.36
Pro forma	$2.18	$1.66	$1.30

Diluted net earnings per share:
As reported	$2.23	$1.70	$1.32
Pro forma	$2.14	$1.61	$1.26

The weighted-average fair value per share of options granted during 2003, 2002 and 2001, estimated on the date of grant using the Black-Scholes option pricing model, was $30.38, $22.94 and $21.76, respectively.  The fair value of options granted was estimated on the date of grant using the following assumptions:

	2003	2002	2001
Risk-free interest rate	2.27%	3.76%	4.99%
Expected dividend yield	0.18%	0.18%	0.15%
Expected stock price volatility	35.8%	37.4%	38.0%
Expected option life	6.5 years	6.5 years	6.6 years

Comprehensive Gain (Loss): The components of accumulated other comprehensive gain (loss) are as follows:

		Unrealized		Foreign	Accumulated
	Unrealized	Gains (Losses)	Unfunded	Currency	Other
	Gains (Losses)	on Cash Flow	Pension	Translation	Comprehensive
	on Securities	Hedges	Losses	Adjustments	Gain (Loss)
Balances at January 1, 2002	($0.9)	($18.5)	--	($148.0)	($167.4)
Other comprehensive gain (loss) for 2002	0.2	9.3	($6.4)	79.4	82.5
Balances at December 31, 2002	(0.7)	(9.2)	(6.4)	(68.6)	(84.9)
Other comprehensive gain (loss) for 2003	(0.3)	9.2	(0.7)	176.3	184.5
Balances at December 31, 2003	($1.0)	$0.0	($7.1)	$107.7	$99.6
	===	===	===	====	====

Recently Issued Accounting Standards:  In December 2003, the FASB issued a revision to Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits.  This revision requires additional disclosures by the Company regarding its plan assets, investment strategies, plan obligations and cash flows.  The Company has adopted these new disclosure requirements for all of its defined benefit plans (see Note 10).

Reclassifications:  Certain prior year amounts have been reclassified to conform with the presentation used in 2003.

NOTE 2
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The following is a summary of the Company's investments:

		Gross
		Unrealized	Estimated
	Cost	Losses	Fair Value
At December 31, 2003:
Equity securities	$2.6	($1.5)	$1.1
Other investments	18.1	--	18.1
Total	$20.7	($1.5)	$19.2
	====	===	===

At December 31, 2002:
Equity securities	$2.6	($1.1)	$1.5
Other investments	11.3	--	11.3
Total	$13.9	($1.1)	$12.8
	====	===	===

Net realized losses on sales of the Company's investments in 2003, 2002 and 2001 totaled $0.1, $0.1, and $0.9, respectively.

Interest income, which is included in other income, totaled $3.1 in 2003, $2.4 in 2002 and $2.2 in 2001.

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

At December 31, 2003, the Company had outstanding forward currency exchange contracts to purchase $123.9 and sell $154.9 of various currencies (principally United States dollars and euros) with maturities ranging principally from 30 to 180 days.  At December 31, 2002, the Company had outstanding forward currency exchange contracts to purchase $82.0 and sell $97.7 of various currencies (principally United States dollars and euros) with maturities ranging principally from 30 to 180 days.  The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points.

During 1998, the Company entered into interest rate swap agreements that effectively converted a portion of its variable-rate borrowings to a fixed-rate basis through 2003, thus reducing the impact of changes in interest rates on interest expense during that period.  The swap agreements fixed the Company's base rate on $250.0 of its variable-rate borrowings during 2003 at an average rate of 5.58%.  The interest rate swaps matured over various terms ranging from September 2003 through December 2003.

Upon adoption of FASB Statement No. 133, as amended, on January 1, 2001, the Company recognized a gain from the cumulative effect of an accounting change of $3.5 in accumulated other comprehensive gain (loss) related to the interest rate swap agreements.  Gains of $9.2 and $9.3 and a loss of $22.0 attributable to changes in the fair value of interest rate swap agreements were recorded as components of accumulated other comprehensive gain (loss) in 2003, 2002 and 2001, respectively.  Interest rate differentials paid or received as a result of interest rate swaps were recognized as an adjustment of interest expense related to the designated borrowings.

The Company has used yen-denominated floating-rate borrowings to protect a portion of the value of its investment in its subsidiary in Japan.  Realized and unrealized gains and losses from this hedge were not included in the consolidated statements of earnings, but were recorded as foreign currency translation adjustments within accumulated other comprehensive gain (loss) in stockholders' equity.  Net gains (losses) of ($2.1) million, ($1.6) million and $5.8 million attributable to the yen-denominated floating-rate borrowings hedge were recorded as foreign currency translation adjustments in 2003, 2002 and 2001, respectively.

At December 31, 2003, the Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of the counterparties.

NOTE 3
INVENTORIES

Inventories are summarized as follows:

	December 31
	2003	2002
Finished goods	$341.8	$319.2
Work-in-process	58.8	51.8
Raw material	73.2	60.7
FIFO cost	473.8	431.7
Less LIFO reserve	5.9	5.2
	$467.9	$426.5
	====	====

NOTE 4
BUSINESS AND PRODUCT LINE ACQUISITIONS

In October 2002, the Company purchased the DEKOMPRESSOR product line from Pain Concepts, Inc., at a total cost of $10.0, giving the Company access to intellectual property and commercial rights relating to the design and manufacture of certain medical devices.  Intangible assets acquired are being amortized over 17 years.  The Company is contingently liable for potential future milestone payments of up to $42.5, primarily based on future sales growth.

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

The acquisition of SDI was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's Consolidated Financial Statements beginning July 1, 2002.  The purchase price of $135.0 in cash, less a contractually required adjustment of $6.6  received in the third quarter of 2003 based on the decrease in SDI's working capital between April 30, 2002 and closing, and liabilities assumed have been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  The purchase price allocation was finalized in 2003.  Based on the final purchase price allocation (as adjusted for the determined working capital adjustment amount), $87.7 of the purchase price was allocated to patent licensing agreements to be amortized over their remaining life of eight years, $9.1 to inventory, $34.7 to deferred tax assets related to future tax deductions, $4.8 to other tangible assets and $7.9 to liabilities assumed.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and SDI.  In conjunction with the integration plan, the Company recorded additional purchase liabilities of $3.6, which were included in the purchase price allocation.  The additional purchase liabilities included $3.1 for severance and related costs and $0.5 for contractual obligations.  The severance and related costs were provided for workforce reductions covering 37 SDI employees.  The workforce reductions were completed during the fourth quarter of 2002 with severance payments made through the third quarter of 2003.  The Company's pro forma consolidated financial results did not differ significantly as a result of the SDI acquisition.

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

NOTE 5
GOODWILL AND OTHER INTANGIBLE ASSETS

In the fourth quarter of 2003, the Company recorded a $6.5 charge related to a trademark impairment resulting from a branding initiative adopted by the Company in the fourth quarter of 2003.  The branding initiative is intended to improve the Company's customers' and other stakeholders' overall awareness of Stryker's capabilities.  The charge reduces the book value of a trademark within the Orthopaedic Implants segment to its fair value as determined by using a discounted cash flow model.  The charge is included in intangibles amortization in the consolidated statements of earnings.

As of January 1, 2002, the Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, related to acquisitions completed before July 1, 2001.  Statement No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires the Company to evaluate these intangibles for impairment on an annual basis.  In accordance with the Statement's provisions, an assembled workforce intangible asset with an unamortized balance of $5.5 as of January 1, 2002 was reclassified from other intangibles to goodwill.  In the first quarter of 2002, the Company completed the required initial impairment test of goodwill and, in the fourth quarters of 2002 and 2003, completed the required annual impairment tests of goodwill as prescribed by Statement No. 142 and determined, in all instances, that recorded goodwill was not impaired and that no goodwill write-down was necessary.

If the nonamortization provisions of Statement No. 142 had been applied in 2001, amortization expense would have been reduced by $18.1 ($12.1 net of income taxes).  A reconciliation of reported net earnings to adjusted net earnings for 2001 is presented to show what net earnings would have been had the nonamortization provisions of Statement No. 142 been applied in that year and is compared to reported net earnings in 2003 and 2002.  This reconciliation, including related per share amounts, is as follows:

	2003	2002	2001

Reported net earnings	$453.5	$345.6	$267.0
Add back: Goodwill amortization	--	--	11.3
Add back: Assembled workforce amortization	--	--	0.8
Adjusted net earnings	$453.5	$345.6	$279.1
	=====	=====	=====
Basic net earnings per share:
Reported basic net earnings per share	$2.28	$1.75	$1.36
Goodwill amortization	--	--	$.06
Assembled workforce amortization	--	--	--
Adjusted basic net earnings per share	$2.28	$1.75	$1.42

Diluted net earnings per share:
Reported diluted net earnings per share	$2.23	$1.70	$1.32
Goodwill amortization	--	--	$.06
Assembled workforce amortization	--	--	--
Adjusted diluted net earnings per share	$2.23	$1.70	$1.37

The changes in the net carrying amount of goodwill by segment for the year ended December 31, 2003 are as follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Balances as of January 1, 2003	$334.7	$105.6	$19.7	$460.0
Goodwill acquired	--	--	1.4	1.4
Foreign currency translation effects	25.7	6.3	--	32.0
Balances as of December 31, 2003	$360.4	$111.9	$21.1	$493.4
	=====	=====	=====	=====

Other intangibles at December 31, 2003 consist of the following:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Developed technology	$236.1	$60.0	$176.1
Customer relationships	161.5	22.5	139.0
Patents	161.4	39.5	121.9
Trademarks	34.2	13.0	21.2
Other	30.1	16.2	13.9
	$623.3	$151.2	$472.1
	=====	=====	=====

Amortization expense for other intangibles, including the $6.5 trademark impairment charge, totaled $45.4 for the year ended December 31, 2003.  The estimated amortization expense for each of the five succeeding years is as follows:

2004	$41.9
2005	$36.6
2006	$35.7
2007	$33.6
2008	$33.2

NOTE 6
RESTRUCTURING AND ACQUISITION-RELATED LIABILITIES

The Company recorded restructuring and acquisition-related pretax charges (credits) in 2002 and 2001 consisting of the following items:

	2002	2001
Restructuring charges (credits):
Severance and related costs	$21.0	($0.6)
Reorganization of distribution channels	--	0.7
Discontinuance of product line	--	(0.4)
Total restructuring charges (credits)	21.0	(0.3)
Acquisition-related charges (credits):
Severance and related costs	--	0.9
Reductions	(3.8)	--
Total acquisition-related charges (credits)	(3.8)	0.9
Total restructuring and acquisition-related charges (credits)	$17.2	$0.6
	===	===

The 2002 restructuring and acquisition-related items reflect a charge of $17.2 ($11.5 net of income taxes) in the third quarter of 2002.  These items included a charge of $21.0 ($14.1 net of income taxes) for employment-related costs to close the Company's Rutherford, New Jersey, manufacturing facility, partially offset by a credit of $3.8 ($2.6 net of income taxes) to reverse certain Howmedica acquisition-related costs to reflect actual final payments required.

The $21.0 restructuring charge related primarily to a shutdown agreement reached between the Company and the employee bargaining unit to close the Orthopaedics division implant manufacturing facility in Rutherford, New Jersey, which was ratified by the members of the I.U.E.-CWA Local 485 on August 23, 2002.  The charge covered employment-related severance costs for 353 employees.  The Rutherford facility was closed during 2003 with final severance payments to be made by the end of 2005.  The Orthopaedics division has completed the transition of production to its facilities in Mahwah, New Jersey, as well as Cork and Limerick, Ireland.

The 2001 restructuring credits of $0.3 relate to various restructuring events in the fourth quarter of 2001.  The $0.6 credit for severance and related costs reflects charges of $0.8 offset by credits of $1.4.  The $0.8 charge covers severance costs for 10 employees in Europe.  Planned workforce reductions were completed in the first quarter of 2002.  The $1.4 credit relates to a reduction in the expected cost to complete headcount reductions associated with the 2000 and 1999 reorganizations of the Company's European and Japanese distribution operations.  The $0.7 charge related to reorganization of distribution channels reflects the cost to terminate a distributor in Latin America.  The cost of the termination was based on contractual terms.  The $0.4 credit related to discontinuance of product line represents a reversal of remaining loss reserves established in Japan for discontinued ophthalmology inventories sold on a contingent basis in 1999.

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

The following table provides a rollforward of remaining liabilities associated with business acquisition purchase liabilities and restructuring and acquisition-related charges recorded by the Company in 2002, 2001 and prior years:

			Facility
			Closures and
	Distributor	Severance &	Contractual
	Conversions	Related Costs	Obligations	Other
Balances at January 1, 2002	$5.3	$2.7	$1.3	$4.0
Additions (reductions) recognized as charges (credits) in
the 2002 consolidated statement of earnings	--	21.0	--	(3.8)
Additions from business acquisitions	--	3.1	0.5	--
Payments	(2.3)	(4.7)	(1.2)	(0.2)
Foreign currency translation effects	--	(0.2)	--	--
Balances at December 31, 2002	3.0	21.9	0.6	$0.0
				===
Transfer to defined benefit pension obligation	--	(2.0)	--
Payments	(0.3)	(14.9)	(0.3)
Balances at December 31, 2003	$2.7	$5.0	$0.3
	===	===	===

NOTE 7
LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
	2003	2002
United States dollar revolving loans	$15.5	$447.0
Multicurrency loans	--	39.9
Other	10.6	14.8
	26.1	501.7
Less current maturities	7.3	10.7
	$18.8	$491.0
	====	====

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

The Unsecured Credit Facilities represent a $750.0 five-year, nonamortizing, revolving credit agreement at December 31, 2003, with a $250.0 multicurrency sublimit, under which yen and euro can be borrowed.  The five-year facility also has a $50.0 swing line sublimit and a $100.0 letter of credit sublimit.  The five-year facility bears interest at a base rate, as defined, plus an applicable margin ranging from 0.235% to 0.775%, depending on the Company's debt rating.  The Unsecured Credit Facilities require a commitment fee ranging from 0.065% to 0.225% on the aggregate commitment of the facilities, depending on the Company's debt rating.  In addition, a utilization fee of 0.125% is required when the sum of the outstanding amounts exceeds 50% of the aggregate commitments.  During 2003, the weighted average interest rate for all borrowings under the Unsecured Credit Facilities, after considering the effects of the Company's interest rate swaps (see Note 2), was 5.17%.  The Facilities require the Company to comply with certain financial and other covenants.

The Unsecured Credit Facilities previously included a $250.0 364-day revolving credit agreement which expired in December 2003.  The Company did not renew this revolving credit agreement as it believes its cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating and investing activities.  Should additional funds be required, the Company had $802.1 million of additional borrowing capacity available under its remaining credit facilities at December 31, 2003.

During 2003, the Company had borrowed yen 4,820.5 under the multicurrency sublimit available under the five-year revolving credit agreement.  This borrowing was repaid in full during the third quarter of 2003.  The yen borrowing acted as a hedge of the Company's net investment in Japan.  As a result, adjustments made to the loan balance to reflect applicable currency exchange rates during 2003 were included within accumulated other comprehensive gain (loss) in stockholders' equity.

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

Substantially all outstanding debt at December 31, 2003 matures in 2006 upon expiration of the Unsecured Credit Facilities.

The carrying amounts of the Company's long-term debt approximate their fair values, based on the quoted interest rates for similar types and amounts of borrowing agreements.

Interest paid on debt was $22.9 in 2003, $37.1 in 2002 and $66.9 in 2001 which approximates interest expense.

NOTE 8
CAPITAL STOCK

The Company has key employee and director stock option plans under which options are granted at a price not less than fair market value at the date of grant.  The options are granted for periods of up to 10 years and become exercisable in varying installments.  A summary of stock option activity follows:

		Weighted-Average
	Shares	Exercise Price
Options outstanding at January 1, 2001	11.2	$20.19
Granted	2.0	46.86
Canceled	(0.2)	26.78
Exercised	(0.8)	13.06
Options outstanding at December 31, 2001	12.2	24.87
Granted	2.0	52.90
Canceled	(0.3)	36.00
Exercised	(1.5)	13.19
Options outstanding at December 31, 2002	12.4	30.43
Granted	1.9	77.65
Canceled	(0.2)	42.31
Exercised	(1.8)	15.55
Options outstanding at December 31, 2003	12.3	$39.57
	===

Price range $11.00 - $20.00	2.5	$14.87
Price range $20.01 - $30.00	2.0	24.25
Price range $30.01 - $40.00	2.3	32.41
Price range $40.01 - $50.00	1.7	46.58
Price range $50.01 - $60.00	1.9	52.89
Price range $60.01 - $77.65	1.9	77.65
Options outstanding at December 31, 2003	12.3	$39.57
	===

Shares reserved for future grants were 7.9 and 9.5 at December 31, 2003 and 2002, respectively.

Exercise prices for options outstanding as of December 31, 2003 ranged from $11.00 to $77.65.  A summary of shares exercisable follows:

		Weighted-Average
	Shares	Exercise Price
Price range $11.00 - $20.00	2.5	$14.87
Price range $20.01 - $30.00	1.5	24.24
Price range $30.01 - $40.00	1.3	32.41
Price range $40.01 - $50.00	0.7	46.58
Price range $50.01 - $57.05	0.4	52.86
Shares exercisable at December 31, 2003	6.4	$26.32
	==

The Company has 0.5 authorized shares of $1 par value preferred stock, none of which are outstanding.

During the second quarter of 2003, the Company issued 0.05 shares of restricted stock to its newly appointed President and Chief Operating Officer.  The stock vests ratably on the first five anniversary dates of the grant, provided that the recipient is still employed by the Company.  The aggregate market value of the restricted stock at the date of issuance of $3.4, as measured at the quoted price of the Company's common stock, has been recorded as deferred stock-based compensation, a separate component of stockholders' equity, and is being amortized over the five-year vesting period.

NOTE 9
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001
Earnings before extraordinary item	$453.5	$345.6	$271.8
Extraordinary loss, net of income taxes	--	--	(4.8)
Net earnings	$453.5	$345.6	$267.0
	====	====	====
Weighted-average shares outstanding for basic
earnings per share	198.9	197.5	196.3
Effect of dilutive employee stock options	4.5	6.3	6.7
Adjusted weighted-average shares outstanding
for diluted earnings per share	203.4	203.8	203.0
	====	====	====
Basic earnings per share of common stock:
   Before extraordinary item
	$2.28	$1.75	$1.38
Extraordinary loss	--	--	($.02)
Net earnings	$2.28	$1.75	$1.36
Diluted earnings per share of common stock:

   Before extraordinary item
	$2.23	$1.70	$1.34
Extraordinary loss	--	--	($.02)
Net earnings	$2.23	$1.70	$1.32

NOTE 10
RETIREMENT PLANS

Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  All of the defined benefit plans have projected benefit obligations in excess of plan assets.  The Company uses a December 31 measurement date for the determination of plan obligations and funded status of its plans.  A summary of the information related to all of the Company's defined benefit plans is as follows:

	December 31
	2003	2002
Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$86.9	$68.5
Service cost	5.7	4.5
Interest cost	4.9	4.2
Foreign exchange impact	11.6	6.0
Employee contributions	0.3	0.3
Plan amendments	--	0.7
Actuarial and curtailment losses	3.3	6.6
Benefits paid	(4.0)	(3.9)
Projected benefit obligations at end of year	108.7	86.9
Change in plan assets:
Fair value of plan assets at beginning of year	46.7	48.0
Actual return	6.3	(4.5)
Employer contributions	5.4	3.3
Employee contributions	0.3	0.3
Foreign exchange impact	5.7	3.2
Benefits paid	(3.7)	(3.6)
Fair value of plan assets at end of year	60.7	46.7
Amount underfunded	(48.0)	(40.2)
Unrecognized net actuarial loss	18.5	17.2
Unrecognized transition amount	0.7	0.6
Unrecognized prior service cost	0.8	2.8
Net amount recognized in consolidated balance sheets	($28.0)	($19.6)
	===	===
Weighted-average assumptions as of December 31:
Discount rate	5.4%	5.5%
Expected return on plan assets	5.3%	5.2%
Rate of compensation increase	3.1%	3.1%

The components of the amounts recognized in the consolidated balance sheets are as follows:

	December 31
	2003	2002
Prepaid benefit cost	$1.1	$0.8
Accrued benefit liability	(29.1)	(20.4)
Additional minimum liability	(11.0)	(12.6)
Intangible asset	0.3	2.8
Accumulated other comprehensive loss	10.7	9.8
Net amount recognized	($28.0)	($19.6)
	===	===

The accumulated benefit obligation for all of the defined benefit plans was $96.2 as of December 31, 2003.  Pension plans with an accumulated benefit obligation in excess of plan assets had projected benefit obligations, accumulated benefit obligations and fair value of plan assets of $95.6, $85.4 and $49.6, respectively, as of December 31, 2003.

 The components of net periodic benefit cost are as follows:

	2003	2002	2001
Service cost	$5.7	$4.5	$3.9
Interest cost	4.9	4.2	4.1
Expected return on plan assets	(3.0)	(3.4)	(3.8)
Amortization of transition amounts and
prior service cost	0.3	0.2	0.3
Recognized actuarial loss (gain)	0.6	--	(0.2)
Plan termination loss	--	--	0.5
Net periodic benefit cost	$8.5	$5.5	$4.8
	==	==	==

The Company has assumed an average long-term expected return on defined benefit plan assets of 5.3% as of December 31, 2003.  The expected return is determined by applying the target allocation in each asset category of plan investments to the anticipated return for each asset category based on historical and projected returns.

The weighted-average allocation of plan assets by asset category are as follows:

	December 31
	2003	2002
Equity securities	67%	61%
Debt securities	25	32
Other	8	7
	100%	100%
	===	===

The investment strategy for the Company's defined benefit plans is to both meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.  Reflected below are target investment allocation ranges for the plans at December 31, 2003:

	Low		High
Equity securities	55%	-	76%
Debt securities	22	-	38
Other	2	-	7

The Company anticipates contributing approximately $4.8 to its defined benefit plans in 2004 to meet minimum funding requirements.

A subsidiary of the Company terminated its defined benefit plan in 2001 and transferred the plan assets and related benefit obligations to a defined contribution retirement plan.  The loss on plan termination was $0.5.

Retirement plan expense under the Company's profit sharing and defined contribution retirement plans totaled $55.5 in 2003, $45.2 in 2002 and $36.5 in 2001.  A portion of the Company's retirement plan expenses was funded with Stryker common stock totaling $4.8 in 2003, $4.1 in 2002 and $3.4 in 2001.  The use of Stryker common stock represents a noncash investing activity that is not reflected in the consolidated statements of cash flows.  The amount of Stryker common stock held by the Company's defined contribution retirement plans totaled $68.6 (approximately 0.8 shares) and $51.5 (approximately 0.8 shares) as of December 31, 2003 and 2002, respectively.  The value of Stryker common stock as a percentage of total defined contribution retirement plan assets was 18.6% as of December 31, 2003 and 20.2% as of December 31, 2002.

NOTE 11
INCOME TAXES

Earnings before income taxes and extraordinary item consist of the following:

	2003	2002	2001
United States operations	$258.4	$246.1	$241.2
Foreign operations	394.1	260.6	164.5
	$652.5	$506.7	$405.7
	====	====	====

In 2003 and 2002, earnings from the Company's Puerto Rico-based manufacturing operations are reported as foreign operations due to a change in legal status.  Prior to 2002, these earnings were reported as United States operations under an Internal Revenue Code Section 936 election.

The components of the provision for income taxes follow:

	2003	2002	2001
Current income tax expense:
Federal	$99.8	$80.0	$51.4
State	20.5	6.9	14.2
Foreign	111.6	76.0	39.2
	231.9	162.9	104.8
Deferred income tax expense (credit)	(32.9)	(1.8)	29.1
	$199.0	$161.1	$133.9
	====	====	===

A reconciliation of the United States statutory income tax rate to the Company's effective income tax rate follows:

	2003	2002	2001
United States statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State taxes, less effect of federal deduction	1.4	0.8	1.5
Tax benefit relating to operations in Ireland and Puerto Rico	(8.8)	(7.8)	(7.1)
Tax benefit relating to United States export sales	(1.3)	(1.4)	(0.9)
Nondeductible (deductible) permanent differences	1.7	1.2	(1.3)
Tax benefit relating to foreign tax credit	--	(0.5)	(0.1)
Foreign income taxes at rates different from the
United States statutory rate	2.1	3.6	6.7
Other	0.4	0.9	(0.8)
	30.5%	31.8%	33.0%
	===	===	===

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effect of significant temporary differences, which comprise the Company's deferred income tax assets and liabilities, is as follows:

	December 31
	2003	2002
Deferred income tax assets:
Inventories	$202.7	$137.9
Accounts receivable and other assets	13.3	16.1
Other accrued expenses	51.4	49.1
Depreciation and amortization	22.8	41.8
State taxes	12.7	7.8
Net operating loss carryforwards	10.9	22.4
Other	19.5	14.2
Total deferred income tax assets	333.3	289.3
Deferred income tax liabilities:
Depreciation and amortization	(73.3)	(55.0)
Other accrued expenses	(7.0)	(7.3)
Interest rate swaps	--	(1.1)
Other	(12.1)	(11.8)
Total deferred income tax liabilities	(92.4)	(75.2)
Total net deferred income tax assets	$240.9	$214.1
	====	====

Net operating loss carryforwards totaling approximately $31.5 at December 31, 2003 are available to reduce future taxable earnings of certain foreign subsidiaries.  A significant portion of these carryforwards may be carried forward indefinitely.

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31
	2003	2002
Current assets -- Deferred income taxes	$307.2	$227.5
Current assets -- Deferred income taxes	26.1	61.8
Current liabilities -- Accrued expenses and other liabilities	(37.6)	(28.7)
Noncurrent liabilities -- Other liabilities	(54.8)	(46.5)
Total net deferred tax assets	$240.9	$214.1
	====	====

No provision has been made for United States federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings ($988.8 at December 31, 2003) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely.  Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Total income taxes paid, net of refunds received, were $189.5 in 2003, $112.1 in 2002 and $63.0 in 2001.

NOTE 12
SEGMENT AND GEOGRAPHIC DATA

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma and spinal implants and OP-1. The MedSurg Equipment segment sells powered surgical instruments, endoscopic products, medical video imaging equipment, hospital beds and stretchers and micro implant and surgical navigation systems.  Other includes Physical Therapy Services and corporate administration, interest expense and interest income.

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company measures the financial results of its reportable segments using an internal performance measure that excludes restructuring and acquisition-related items and extraordinary items.  Identifiable assets are those assets used exclusively in the operations of each business segment or are allocated when used jointly. Corporate assets are principally cash and cash equivalents, investments and property, plant and equipment.

Sales and other financial information by business segment follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Year ended December 31, 2003
Net sales	$2,093.0	$1,309.3	$223.0	$3,625.3
Interest income	--	--	3.1	3.1
Interest expense	--	--	22.6	22.6
Depreciation and amortization expense	182.7	39.8	7.2	229.7
Income taxes (credit)	139.5	72.4	(12.9)	199.0
Segment net earnings (loss)	287.9	188.6	(23.0)	453.5
Total assets	2,299.6	726.2	133.3	3,159.1
Capital expenditures	105.3	34.6	4.6	144.5
Year ended December 31, 2002
Net sales	1,704.8	1,105.3	201.5	3,011.6
Interest income	--	--	2.4	2.4
Interest expense	--	--	40.3	40.3
Depreciation and amortization expense	146.4	32.8	6.9	186.1
Income taxes (credit)	111.7	56.4	(12.7)	155.4
Segment net earnings (loss)	248.8	135.4	(27.1)	357.1
Less restructuring and acquisition-related charges (credits)				11.5
Net earnings				345.6
Total assets	2,062.3	625.3	127.9	2,815.5
Capital expenditures	90.7	29.4	18.9	139.0
Year ended December 31, 2001
Net sales	1,447.2	974.2	180.9	2,602.3
Interest income	--	--	2.2	2.2
Interest expense	--	--	67.9	67.9
Depreciation and amortization expense	129.6	34.6	7.8	172.0
Income taxes (credit)	110.9	54.5	(31.7)	133.7
Segment net earnings (loss)	198.3	115.3	(41.4)	272.2
Less restructuring and acquisition-related charges (credits)				0.4
Earnings before extraordinary item				271.8
Extraordinary loss, net of income taxes				(4.8)
Net earnings				267.0
Total assets	1,737.6	574.6	111.4	2,423.6
Capital expenditures	133.5	21.6	6.8	161.9

The Company's principal areas of operation outside of the United States are Japan and Europe.  The Company also has operations in the Pacific, Canada, Latin America and the Middle East.  Geographic information follows:

	Net	Long-Lived
	Sales	Assets
Year ended December 31, 2003
United States	$2,333.4	$942.9
Europe	658.1	639.8
Japan	318.5	106.5
Other foreign countries	315.3	46.2
	$3,625.3	$1,735.4
	=====	=====
Year ended December 31, 2002
United States	$1,973.7	$930.2
Europe	497.1	531.2
Japan	275.3	102.4
Other foreign countries	265.5	38.6
	$3,011.6	$1,602.4
	=====	=====
Year ended December 31, 2001
United States	$1,688.4	$780.7
Europe	414.5	455.6
Japan	266.5	94.1
Other foreign countries	232.9	39.7
	$2,602.3	$1,370.1
	=====	=====

NOTE 13
LEASES

The Company leases various manufacturing and office facilities and equipment under operating leases.  Future minimum lease commitments under these leases are as follows:

2004	$43.7
2005	34.8
2006	26.4
2007	20.5
2008	16.9
Thereafter	49.3
$191.6
====

Rent expense totaled $72.0 in 2003, $61.3 in 2002 and $51.6 in 2001.

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

In December 2003, the Company announced that its subsidiary, Physiotherapy Associates, Inc., and Stryker received a subpoena from the United States Attorney's Office in Boston, Massachusetts, in connection with a Department of Justice investigation of Physiotherapy Associates' billing and coding practices. Physiotherapy Associates provides physical, occupational and speech therapy services to patients through 374 outpatient centers in the United States and represented 6% and 7% of Stryker's net sales for the years ended December 31, 2003 and 2002, respectively.  Revenues derived from billings to U.S. Federal health-care programs approximated 14% of Physiotherapy Associates revenues during these periods. The Company is fully cooperating with the Department of Justice regarding this matter.

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

SUMMARY OF QUARTERLY DATA (UNAUDITED)
Stryker Corporation and Subsidiaries
(in millions, except per share data)
	2003 Quarter Ended					2002 Quarter Ended
	March 31	June 30	Sept. 30		Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Net sales	$846.9	$891.7	$885.4		$1,001.3	$702.9	$733.9	$745.6	$829.2

Gross profit	546.1	564.8	556.6		645.4	448.0	466.8	465.7	519.9

Earnings before
income taxes	150.9	155.8	152.9		192.9	121.0	128.2	108.2	149.3

Net earnings	104.1	107.5	107.8	(a)	134.1	81.1	85.9	72.5	106.1	(b)

Net earnings per share
of common stock:
Basic	.52	.54	.54		.67	.41	.44	.37	.54
Diluted	.51	.53	.53		.66	.40	.42	.36	.52

Market price of
common stock:
High	70.50	73.44	79.25		85.36	63.00	60.65	60.50	67.47
Low	59.65	62.95	67.76		74.67	53.25	50.90	43.85	56.76

The price quotations reported above were supplied by the New York Stock Exchange.

(a)  In the third quarter of 2003, the Company reduced the effective tax rate for the year to 30.5% from 31.0%, thereby decreasing income tax expense by $2.3.
(b)  In the fourth quarter of 2002, the Company reduced the effective tax rate for the year to 31.8% from 33.0%, thereby decreasing income tax expense by $6.1.

REPORT OF INDEPENDENT AUDITORS
The Board of Directors and Stockholders of Stryker Corporation

We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

                                                                        /s/ ERNST & YOUNG LLP

Grand Rapids, Michigan
January 27, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Within the 75-day period preceding the date of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer and the Vice President, Chief Financial Officer and Secretary ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company and certain corporate governance matters appearing under the captions "Election of Directors", "Audit Committee" and "Miscellaneous - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 proxy statement is incorporated herein by reference.

Information regarding the executive officers of the Company appears below.  All officers are elected annually.  Reported ages are as of January 31, 2004.

John W. Brown, age 69, has been Chairman of the Board since January 1981, and Chief Executive Officer of the Company since February 1977.  He is also a director of National City Corporation, a bank, the American Business Conference, an association of mid-size growth companies, and the Advanced Medical Technology Association.

Dean H. Bergy, age 44, was appointed Vice President, Chief Financial Officer and Secretary in January 2003 and was the Vice President, Finance of the Company since October 1998.  He had previously been Vice President, Finance of the Stryker Medical division since October 1996 and Controller of the Company from June 1994. Prior to joining the Company in June 1994, he was a Senior Manager with Ernst & Young LLP.

Stephen Si Johnson, age 47, was appointed Vice President of the Company in February 2000 and was appointed Group President, MedSurg in September 1999.  He had previously been President of Stryker Instruments since 1995.  After joining the Company in 1980 he held various sales and marketing positions in the MedSurg Group and was appointed General Manager of Stryker Instruments in 1992 and Executive Vice President of Stryker Instruments in 1994.

James E. Kemler, age 46, was appointed Vice President of the Company and Group President, Stryker Biotech, Spine and Trauma in August 2001.  He had previously been President of Stryker Biotech since 1996 and General Manager of Stryker Biotech since October 1995.  Prior to joining the Company in October 1995, he spent 11 years with Baxter International Inc. in a variety of marketing, manufacturing and financial management positions, which included three years in Baxter's German subsidiary.

James R. Lawson, age 59, was appointed Group President, Orthopaedics and International in January 2004. Previously he was Group President, Stryker International since October 2001 and has been a Vice President of the Company since July 1999.  Upon joining the Company in December 1998, he served as Senior Vice

President of Sales, Marketing and Product Development for Stryker Howmedica Osteonics and became President, Worldwide Business Development for Stryker Corporation in July 1999.  Prior to the Howmedica acquisition, he was Senior Vice President, Sales and Customer Service of the Howmedica division of Pfizer Inc. since 1996.  He had been associated with Howmedica for 29 years where he had also been a Sales Representative and owner of a Howmedica distributorship.

Stephen P. MacMillan, age 40, was appointed President and Chief Operating Officer of the Company in June 2003.  Prior to joining the Company, he was most recently Sector Vice President, Global Specialty Operations for Pharmacia Corporation, which he joined in 1999.  Prior to Pharmacia, he spent 11 years at Johnson & Johnson ("J&J"), most recently as President of Johnson & Johnson-Merck Consumer Pharmaceuticals, a joint venture between J&J and Merck.  Prior to joining J&J, he held various marketing positions at Procter & Gamble.

Thomas R. Winkel, age 51, was appointed Vice President of Administration of the Company in December 1998 and has been a Vice President of the Company since December 1984.  He had previously been President of Stryker Americas/Middle East since March 1992 and Vice President, Administration since June 1987.  Since joining the Company in October 1978, he has held various other positions, including Assistant Controller, Secretary and Controller.

The Corporate Governance Guidelines adopted by the Company's Board of Directors, as well as the charters of each of the Audit Committee, the Governance and Nominating Committee, the Compensation Committee and the Stock Option Committee and the Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions may be accessed at the "Corporate Governance" page of the company's website at www.stryker.com.  Print copies of such documents are available upon written request sent to the Secretary of the Company at 2725 Fairfield Road, Kalamazoo, Michigan 49002.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of the management of the Company appearing under the captions "Director Compensation" and "Executive Compensation - General" in the 2004 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

 The information under the captions "Beneficial Ownership of More than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the 2004 proxy statement is incorporated herein by reference.

At December 31, 2003, the Company had key employee and director stock option plans under which options are granted at a price not less than fair market value at the date of grant.  These stock option plans were previously submitted to and approved by the Company's stockholders.  Additional information regarding the Company's stock option plans appear in "Note 1 - Significant Accounting Polices" and "Note 8 - Capital Stock" on pages 34 through 37 and pages 44 through 45 of this report, respectively.  At December 31, 2003, the Company also had a stock performance incentive award program pursuant to which shares of the Company's Common Stock have been and may be issued to certain employees with respect to performance in any calendar year through December 31, 2012.  This performance incentive award program was previously submitted to and approved by the Company's stockholders.  The status of these plans as of December 31, 2003 follows:

Number of shares of Common
	Number of shares of Common	Weighted-average	Stock remaining available for
	Stock to be issued upon	exercise price of	future issuance under equity
	exercise of outstanding options,	outstanding options,	compensation plans (excluding
Plan category	warrants and rights	warrants and rights	shares reflected in the first column)

Equity compensation
plans approved
by stockholders	12,292,900	$39.57	8,383,110

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Executive Compensation - Transaction with Executive Officer" in the 2004 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption "Miscellaneous - Relationship with Independent Accountants" in the 2004 proxy statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a) 1.	Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are set forth in Part II, Item 8 of this report.
Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003,
2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
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

(b) Reports on Form 8-K

Reports on Form 8-K filed during the fourth quarter of 2003 and through the date of this report.

Form 8-K dated October 16, 2003
Item 7. Financial Statements and Exhibits - Press release dated October 16, 2003
Item 12. Regulation FD Disclosure

Form 8-K dated January 29, 2004
Item 7. Financial Statements and Exhibits - Press release dated January 29, 2004
Item 12. Regulation FD Disclosure

(c) Exhibits - Exhibit Index appears on page 60 of this report.

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

STRYKER CORPORATION

Date: March 12, 2004	/s/ DEAN H. BERGY
Dean H. Bergy, Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN W. BROWN	/s/ DEAN H. BERGY
John W. Brown, Chairman	Dean H. Bergy, Vice President,
and Chief Executive Officer	Chief Financial Officer and Secretary
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ HOWARD E. COX, JR.	/s/ JOHN S. LILLARD
Howard E. Cox, Jr. - Director	John S. Lillard - Director

/s/ DONALD M. ENGELMAN	/s/ RONDA E. STRYKER
Donald M. Engelman, Ph.D. - Director	Ronda E. Stryker - Director

/s/ JEROME H. GROSSMAN	/s/ WILLIAM U. PARFET
Jerome H. Grossman, M.D. - Director	William U. Parfet - Director

FORM 10-K - ITEM 15(a) 3. and ITEM 15(c)
STRYKER CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit 3 -	Articles of Incorporation and By-Laws
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

(iii)*

Employment contract dated as of April 22, 2003 between Stryker Corporation and Stephen P. MacMillan - Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 0-9165).

(iv)*

Restricted stock agreement made as of June 1, 2003 by Stryker Corporation with Stephen P. MacMillan - Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 0-9165).

(v)*	Description of bonus arrangements between the Company and certain executive officers, including Messrs. Brown, Johnson, Kemler, Lawson, and MacMillan.

Exhibit 11 -	Statement re: computation of per share earnings
(i)	"Note 9 - Earnings per Share" on page 45 of this report.

Exhibit 21 -	Subsidiaries of the registrant
(i)	List of Subsidiaries.

Exhibit 23 -	Consents of experts and counsel
(i)	Consent of Ernst & Young, LLP.

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation

*compensation arrangement