Form 10-Q
period 2004-03-31
STRYKER CORP
filed 2004-04-30
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

400,186,718 shares of Common Stock*, $.10 par value, as of March 31, 2004.

*Note:  These shares have been adjusted to reflect the two-for-one stock split effective May 14, 2004 for stockholders of record on May 3, 2004.  Except as otherwise indicated, all share and per share data in this report have been adjusted to reflect the stock split as though it had occurred at the beginning of the periods presented.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)
	March 31	December 31
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$48.9	$65.9
Accounts receivable, less allowance of $55.3 ($48.9 in 2003)	552.9	498.6
Inventories	487.2	467.9
Deferred income taxes	284.6	307.2
Prepaid expenses and other current assets	84.9	58.0
Total current assets	1,458.5	1,397.6

Property, Plant and Equipment, less allowance for depreciation
of $481.7 ($475.4 in 2003)	603.0	604.7

Other Assets
Goodwill	489.5	493.4
Other intangibles, less accumulated amortization of $159.2 ($151.2 in 2003)	464.2	472.1
Deferred charges, less accumulated amortization of $404.4 ($377.4 in 2003)	148.3	134.8
Deferred income taxes	36.8	26.1
Other	31.4	30.4
	1,170.2	1,156.8
	$3,231.7	$3,159.1
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$155.6	$137.8
Accrued compensation	146.6	207.9
Restructuring and acquisition-related liabilities	4.8	8.0
Income taxes	136.1	138.9
Accrued expenses and other liabilities	344.7	350.6
Current maturities of long-term debt	10.5	7.3
Total current liabilities	798.3	850.5

Long-Term Debt, Excluding Current Maturities	5.4	18.8
Other Liabilities	140.1	135.0
Stockholders' Equity
Common stock, $.10 par value:
Authorized - 500.0 shares
Outstanding - 400.2 shares (399.4 in 2003)	40.0	39.9
Additional paid-in capital	169.3	150.2
Retained earnings	2,004.0	1,868.1
Deferred stock-based compensation	(2.8)	(3.0)
Accumulated other comprehensive gain	77.4	99.6
Total stockholders' equity	2,287.9	2,154.8
	$3,231.7	$3,159.1
	======	======
See accompanying notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)
	Three Months Ended
	March 31
	2004	2003
Net sales	$1,035.1	$846.9
Cost of sales	368.2	300.8
Gross profit	666.9	546.1

Research, development and engineering expenses	49.6	43.2
Selling, general and administrative expenses	411.3	337.5
Intangibles amortization	12.8	9.0
	473.7	389.7
Operating income	193.2	156.4
Other expense (income):
Interest expense	1.4	7.0
Other	(2.3)	(1.5)
	(0.9)	5.5
Earnings before income taxes	194.1	150.9
Income taxes	58.2	46.8
Net earnings	$135.9	$104.1
	====	====
Net earnings per share of common stock:
Basic	$.34	$.26
Diluted	$.33	$.26

Average outstanding shares for the period:
Basic	399.8	396.5
Diluted	409.1	405.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

					Accumulated
		Additional		Deferred	Other
	Common	Paid-In	Retained	Stock-based	Comprehensive
	Stock	Capital	Earnings	Compensation	Gain (Loss)	Total
Balances at January 1, 2004	$39.9	$150.2	$1,868.1	($3.0)	$99.6	$2,154.8

Net earnings			135.9			135.9
Net unrealized gains on securities,
net of income tax expense					0.2	0.2
Foreign currency translation adjustments					(22.4)	(22.4)
Comprehensive earnings for the three
months ended March 31, 2004						113.7
Issuance of 0.8 shares of common stock
under stock option and benefit plans,
including $8.0 income tax benefit	0.1	19.1				19.2
Amortization of deferred
stock-based compensation				0.2		0.2
Balances at March 31, 2004	$40.0	$169.3	$2,004.0	($2.8)	$77.4	$2,287.9
	====	====	=====	====	====	=====
See accompanying notes to condensed consolidated financial statements.

In 2003, the Company declared a cash dividend of seven cents per share to shareholders of record on December 31, 2003, payable on January 30, 2004.  No cash dividends have been declared during 2004.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions)
	Three Months Ended
	March 31
	2004	2003
Operating Activities
Net earnings	$135.9	$104.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25.7	23.1
Amortization	35.3	29.6
Income tax benefit from exercise of stock options	8.0	6.2
Payments of restructuring and acquisition-related liabilities	(3.1)	(0.9)
Other	0.8	2.7
Changes in operating assets and liabilities, net of effects
of business and product line acquisitions:
Proceeds from accounts receivable securitization	5.0	--
Accounts receivable	(61.9)	(12.8)
Inventories	(22.9)	(23.3)
Deferred charges	(36.4)	(28.2)
Accounts payable	18.8	23.1
Payments of acquisition purchase liabilities	--	(0.2)
Accrued expenses	(27.1)	(32.3)
Income taxes	9.2	37.1
Other	(29.4)	(20.7)
Net cash provided by operating activities	57.9	107.5

Investing Activities
Business and product line acquisitions, net of cash acquired	(9.8)	(4.3)
Purchases of property, plant and equipment	(31.1)	(29.2)
Proceeds from sales of property, plant and equipment	7.8	0.1
Net cash used in investing activities	(33.1)	(33.4)

Financing Activities
Proceeds from borrowings	262.0	168.9
Payments on borrowings	(271.9)	(221.9)
Dividends paid	(28.0)	(23.7)
Proceeds from exercise of stock options	5.9	2.8
Other	0.1	--
Net cash used in financing activities	(31.9)	(73.9)
Effect of exchange rate changes on cash and cash equivalents	(9.9)	1.6
Increase (decrease) in cash and cash equivalents	($17.0)	$1.8
	====	====
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Stryker Corporation and Subsidiaries
March 31, 2004
(in millions, except per share amounts)

NOTE 1
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K").

Certain prior year amounts have been reclassified to conform with the presentation used in 2004.

NOTE 2
COMPREHENSIVE GAIN

The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive income and its components.  The comprehensive earnings for the three months ended March 31, 2004 and 2003 were $113.7 and $135.5, respectively.

NOTE 3
ACCOUNTS RECEIVABLE SECURITIZATION

The Company's accounts receivable securitization facility is described in detail in Note 1 to the consolidated financial statements included in the Company's 2003 Form 10-K.  The amounts of accounts receivable interests sold by Stryker Funding Corporation (SFC) under the facility, net of SFC's retained interest, totaled $155.0 at March 31, 2004 and $150.0 at December 31, 2003 and are reflected in the condensed consolidated balance sheets as reductions of accounts receivable.

NOTE 4
INVENTORIES

Inventories are as follows:

	March 31	December 31
	2004	2003
Finished goods	$364.0	$341.8
Work-in-process	57.4	58.8
Raw material	71.7	73.2
FIFO Cost	493.1	473.8
Less LIFO reserve	5.9	5.9
	$487.2	$467.9
	====	====

NOTE 5
RESTRUCTURING AND ACQUISITION-RELATED LIABILITIES

Note 6 in the Company's 2003 Form 10-K describes restructuring and acquisition-related pretax charges (credits) recorded by the Company in 2002 and 2001.

The following table provides a rollforward from December 31, 2003 to March 31, 2004 of the remaining liabilities associated with business acquisition purchase liabilities and restructuring and acquisition-related charges recorded by the Company in 2002, 2001 and prior years:

			Facility
			Closures and
	Distributor	Severance and	Contractual
	Conversions	Related Costs	Obligations	Total
Balances at December 31, 2003	$2.7	$5.0	$0.3	$8.0
Payments	--	(3.1)	--	(3.1)
Foreign currency translation effects	--	(0.1)	--	(0.1)
Balances at March 31, 2004	$2.7	$1.8	$0.3	$4.8

NOTE 6
CAPITAL STOCK

On April 20, 2004, the Company's stockholders approved an amendment to Article III of the Company's Restated Articles of Incorporation to increase its authorized shares of common stock to one billion from 500 million shares.  The increase in shares of common stock is not effective until the Company files its Restated Articles of Incorporation with the State of Michigan which is anticipated to occur in the second quarter of 2004.

On April 20, 2004, the Company's Board of Directors approved a two-for-one stock split effective May 14, 2004 for stockholders of record on May 3, 2004.

Except as otherwise indicated, all share and per share data have been adjusted to reflect  the stock split as though it had occurred at the beginning of the periods presented.

The Company has key employee and director stock option plans which are described more fully in Note 8 of the Company's 2003 Form 10-K.  The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans.  Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the measurement date (date of grant).  Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share would have been as follows:

	Three Months Ended March 31
	2004	2003
Net earnings:
As reported	$135.9	$104.1
Deduct: Compensation expense --fair value method	(6.2)	(4.6)
Pro forma	$129.7	$99.5
	====	====
Basic net earnings per share:
As reported	$.34	$.26
Pro forma	$.32	$.25

Diluted net earnings per share:
As reported	$.33	$.26
Pro forma	$.32	$.25

NOTE 7
RETIREMENT PLANS

Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  The components of net periodic benefit cost are as follows:

	Three Months Ended
	March 31
	2004	2003
Service cost	$1.7	$1.4
Interest cost	1.5	1.2
Expected return on plan assets	(0.9)	(0.7)
Amortization of transition amounts
and prior service cost	0.1	0.1
Recognized actuarial loss	0.1	0.1
Net periodic benefit cost	$2.5	$2.1
	===	===

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it anticipated contributing approximately $4.8 to its defined benefit plans in 2004 to meet minimum funding requirements.  Based on current projections, the Company presently anticipates contributing an additional $1.3 to fund its defined benefit plans in 2004 for a total of $6.1.  As of March 31, 2004, $1.1 of contributions have been made.

NOTE 8
SEGMENT INFORMATION

The Company segregates its operations into two reportable business segments:  Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee, and shoulder), trauma, spine and micro implant systems, bone cement and the bone growth factor osteogenic protein-1 (OP-1).  The MedSurg Equipment segment sells powered surgical instruments, endoscopic products, medical video imaging equipment, hospital beds and stretchers and surgical navigation systems.  Other includes Physical Therapy Services and corporate administration, interest expense and interest income.

Effective January 1, 2004, the Company changed its business segment reporting to include the financial results of micro implant systems within its Orthopaedic Implants reportable segment rather than within its MedSurg Equipment reportable segment.  The Company believes these products are better aggregated with its other Orthopaedic Implants based on similarities in manufacturing and marketing practices and customer base.  Prior year results have been reclassified to correspond with this change in reporting.

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.

Sales and net earnings (loss) by business segment follow:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended March 31, 2004
Net sales	$633.1	$341.6	$60.4	$1,035.1
Segment net earnings (loss)	97.8	45.0	(6.9)	135.9

Three Months Ended March 31, 2003
Net sales	$513.2	$281.7	$52.0	$846.9
Segment net earnings (loss)	72.9	37.8	(6.6)	104.1

Reclassified sales by business segment for each quarter of 2003 and the years ended December 31, 2003 and 2002 are as follows:

	2003 Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31	2003	2002
Orthopaedic Implants	$513.2	$546.9	$530.9	$601.5	$2,192.5	$1,798.3
MedSurg Equipment	281.7	288.2	298.0	341.9	1,209.8	1,011.8
Other	52.0	56.6	56.5	57.9	223.0	201.5
Total	$846.9	$891.7	$885.4	$1,001.3	$3,625.3	$3,011.6
	====	====	====	=====	=====	=====

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, spine and micro implant systems, bone cement and the bone growth factor osteogenic protein-1 (OP-1).  The MedSurg Equipment segment sells powered surgical instruments, endoscopic products, hospital beds and stretchers and surgical navigation systems.  Other includes Physical Therapy Services and corporate administration, interest expense and interest income.

Domestic sales accounted for 64% of total revenues in the first quarter of both 2004 and 2003.  Most of the Company's products are marketed directly to more than 6,000 hospitals and to doctors and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 36% of total revenues in the first quarter of both 2004 and 2003.  The Company's products are sold in more than 100 countries.  Stryker distributes its products through sales subsidiaries and branches with offices located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.  Stryker exports products to dealers and to customers in Africa, Bangladesh, China, the CIS (former Soviet Union), Cyprus, India, Indonesia, Ireland, Korea, Latin America, Malaysia, the Middle East, Philippines, Taiwan, Thailand, Turkey, Vietnam and Yugoslavia.

The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

Outlook for 2004

The Company's outlook for 2004 continues to be optimistic regarding the markets it participates in and the underlying growth rates in orthopaedic procedures.  The Company expects diluted net earnings per share for 2004 to approximate $1.40.  The financial expectations for 2004 include net sales growth of approximately 18% as a result of strong growth in shipments of Orthopaedic Implants and MedSurg Equipment, favorable foreign currency exchange rate movements and higher revenue from Physical Therapy Services.  If foreign currency exchange rates hold at current levels, the Company anticipates a favorable impact on net sales in the second quarter and full year of 2004 of approximately $30 million and $110 million, respectively.

As the Company pays down outstanding borrowings under its Unsecured Credit Facilities and reduces the $155.0 million outstanding under its accounts receivable securitization facility, the Company expects to generate cash earnings in excess of its needs to fund future working capital requirements.   The Company anticipates investing in future business growth, including business and product line acquisitions to supplement its current product offerings, instrumentation in support of new product launches and future building expansions, including manufacturing facility expansions for certain divisions within its MedSurg segment.

Results of Operations

The table below outlines the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Three Months ended		Percentage
	March 31		Change
	2004	2003	2004/2003
Net sales	100.0	100.0	22
Cost of sales	35.6	35.5	22
Gross profit	64.4	64.5	22
Research, development and
engineering expenses	4.8	5.1	15
Selling, general and
administrative expenses	39.7	39.9	22
Intangibles amortization	1.2	1.1	42
Operating income	18.7	18.5	24
Other expense (income)	(0.1)	0.6	--
Earnings before income taxes	18.8	17.8	29
Income taxes	5.6	5.5	24
Net earnings	13.1	12.3	31
	===	===

The table below sets forth domestic/international and product line sales information (in millions):

	Three Months Ended		Percentage
	March 31		Change
	2004	2003	2004/2003
Domestic/international sales
Domestic	$657.9	$546.2	20
International	377.2	300.7	25
Total net sales	$1,035.1	$846.9	22
	=====	====
Product line sales
Orthopaedic Implants	$633.1	$513.2	23
MedSurg Equipment	341.6	281.7	21
Physical Therapy Services	60.4	52.0	16
Total net sales	$1,035.1	$846.9	22
	=====	====

Stryker Corporation's net sales increased 22% in the first three months of 2004 to $1,035.1 million from $846.9 million in 2003.  Net sales grew by 14% as a result of increased unit volume and changes in product mix; 5% due to changes in foreign currency exchange rates; and 3% as a result of higher selling prices.

The Company's domestic sales were $657.9 million for the first quarter of 2004, representing an increase of 20% as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.

International sales were $377.2 million for the first quarter, representing an increase of 25% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $46.7 million in the quarter.  Excluding the impact of foreign currency, international sales increased 10% in the quarter.

Worldwide sales of Orthopaedic Implants were $633.1 million for the first quarter of 2004, representing an increase of 23% based on higher shipments of reconstructive, trauma, spine and micro implant systems and bone cement.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 16% in the quarter.  Worldwide sales of MedSurg Equipment were $341.6 million for the first quarter of 2004, representing an increase of 21% based on higher shipments of powered surgical instruments, endoscopic products, medical imaging equipment, hospital beds and stretchers and surgical navigation systems.  Excluding the impact of foreign currency, sales of MedSurg Equipment increased 18% in the quarter.  Physical Therapy Services revenues were $60.4 million for the first quarter of 2004, representing an increase of 16% as a result of higher revenue from existing physical therapy centers and new centers.

Cost of sales in the first quarter of 2004 represented 35.6% of sales compared to 35.5% in the same period of 2003.  The increase in the cost of sales percentage in the quarter is due to higher product obsolescence resulting from new product launches and the impact of foreign currency exchange rates increasing the cost of European-produced products sold in the United States.  These increases were partially offset by faster sales growth in the higher margin Orthopaedic Implant business.

Research, development and engineering expenses represented 4.8% of sales in the first quarter of 2004 compared to 5.1% in the same period of 2003 and increased 15% to $49.6 million.  The higher spending level is the result of the Company's continued focus on new product development for anticipated product launches throughout the remainder of the year and in future years.

Selling, general and administrative expenses increased 22% in the first quarter of 2004 and represented 39.7% of sales compared to 39.9% in the same period of 2003.  The increase in selling, general and administrative expenses is partially due to an increase in sales commission expense as a result of the 22% increase in net sales in the first quarter of 2004.  In addition, the Company incurred increased insurance costs, resulting from increased premiums charged by third-party insurers and the Company's wholly owned captive insurance company, increased meeting costs and higher amortization expense associated with loaner instrument sets.

Intangibles amortization increased 42% in the first quarter of 2004 to $12.8 million from $9.0 million in the same period of 2003.  The increase is partially due to increased amortization of a trademark to be phased out pursuant to the Company's recently adopted branding initiative.

Interest expense declined to $1.4 million in the first quarter of 2004 from $7.0 million in 2003 as a result of lower outstanding debt balances and lower interest rates.

The Company's effective income tax rate was 30.0% for the first quarter of 2004 compared to a 31.0% effective income tax rate for the first quarter 2003 and an effective annual income tax rate of 30.5% for the year ended December 31, 2003.  The income tax rate reduction results primarily from increased manufacturing in lower tax jurisdictions.

Net earnings for the first quarter of 2004 were $135.9 million, an increase of 31% compared to net earnings of $104.1 million in the first quarter of 2003.  Basic net earnings per share increased 31% in 2004 to $.34 from $.26 in 2003, and diluted net earnings per share increased 27% to $.33 in 2004 from $.26 in 2003.

Liquidity and Capital Resources

The Company's working capital at March 31, 2004, increased $113.1 million to $660.2 million from $547.1 million at December 31, 2003.  The increase in working capital resulted from growth in the Company's overall business and the use of strong cash earnings to fund increases in accounts receivable, inventory and prepaid expenses and to pay current liabilities due in the first quarter of 2004, primarily for accrued bonuses and dividends.  Accounts receivable days sales outstanding, excluding the effect of $155.0 million outstanding under the Company's $200.0 million accounts receivable securitization program, increased four days to 62 days at March 31, 2004 from 58 days at December 31, 2003.  Days sales in inventory increased one day to 121 days at March 31, 2004 from 120 days at December 31, 2003.  The higher days sales outstanding at March 31, 2004 is due to an increase in the aging of certain domestic accounts receivable, particularly in the MedSurg segment, and accounts receivable in the Pacific region.

The Company generated cash of $57.9 million from operations in the first three months of 2004 compared to $107.5 million in 2003.  The decrease in cash provided by operating activities in the first three months of 2004 compared to 2003 is primarily due to the timing of income tax payments in 2004 and higher accounts receivable balances compared to the prior year partially offset by strong cash earnings.

In the first quarter of 2004, the Company used cash of $31.1 million for capital expenditures, $9.8 million for business and product line acquisitions, and $28.0 million for the payment of dividends.  The Company also borrowed an additional $262.0 million under its existing credit facilities to fund cash flow needs during the first three months of 2004 and made repayments of $271.9 million against the credit facilities.  Total borrowings declined by $10.2 million during the first quarter of 2004.

The Company had $48.9 million in cash and cash equivalents at March 31, 2004.  The Company had outstanding borrowings totaling $15.9 million at the end of the first quarter of 2004.  Current maturities of long-term debt at March 31, 2004 were $10.5 million and will decrease to $2.2 million in 2006.  The Company's $750.0 million five-year, non-amortizing, revolving credit agreement expires in December 2006.  The Company believes its cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures, future business and product line acquisitions and required debt repayments.  Should additional funds be required, the Company had $810.8 million of additional borrowing capacity available under all of its existing credit facilities and an additional $45.0 million of eligible accounts receivable which could be sold through its accounts receivable securitization facility at March 31, 2004.

Other Matters

The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies.  In the first quarter of 2004, the weakening of foreign currencies relative to the U.S. dollar decreased the value of these investments in net assets by $22.4 million.  This loss reduced the previously-recorded cumulative gain from strengthening of foreign currencies that had been recorded as a separate component of stockholders' equity.

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

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers") as of March 31, 2004.  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There was no change to the Company's internal control over financial reporting during the quarter ended March 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)	The Company issued 64,406 shares of Common Stock in 2004 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(c)	At the Annual Meeting of Stockholders held on April 20, 2004, the stockholders elected seven directors to serve until the next Annual Meeting of Stockholders. The voting results for each nominee were as follows:
	Shares*
Name	For	Withheld
John W. Brown	179,118,388	4,852,001
Howard E. Cox, Jr.	174,325,157	9,645,232
Donald M. Engelman, Ph.D.	143,849,036	40,121,353
Jerome H. Grossman	174,319,761	9,650,628
John S. Lillard	174,182,687	9,787,702
William U. Parfet	172,257,091	11,713,298
Ronda E. Stryker	150,822,107	33,148,282

At the Annual Meeting of Stockholders, the stockholders also approved an amendment to
Article III of the Company's Restated Articles of Incorporation to increase the authorized shares of Common Stock, $.10 par value, of the Company to one billion shares from 500 million shares. The voting results for that amendment were as follows:

Shares*
For	Against	Abstain**
165,026,935	17,898,367	1,045,087

*Note: Shares have not been adjusted for the two-for-one stock split declared on April 20, 2004.

**Note: Includes 301 broker non-votes.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

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

31.2 Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

32.1 Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350

32.2 Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350

(b) Reports on Form 8-K

Reports on Form 8-K filed during the first quarter of 2004.

Form 8-K dated January 29, 2004
Item 7. Financial Statements and Exhibits - Press release dated January 29, 2004

Item 12. Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

April 30, 2004	/s/ JOHN W. BROWN
Date	John W. Brown, Chairman
and Chief Executive Officer
(Principal Executive Officer)

April 30, 2004	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President,
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