Form 10-Q
period 2004-06-30
STRYKER CORP
filed 2004-07-30
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

401,251,753 shares of Common Stock*, $.10 par value, as of June 30, 2004.

*Note:  These shares have been adjusted to reflect the two-for-one stock split effective May 14, 2004 for stockholders of record on May 3, 2004.  All share and per share data in this report have been adjusted to reflect the stock split as though it had occurred at the beginning of the periods presented.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	June 30	December 31
	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$62.6	$65.9
Accounts receivable, less allowance of $55.7 ($48.9 in 2003)	699.5	498.6
Inventories	517.0	467.9
Deferred income taxes	315.5	307.2
Prepaid expenses and other current assets	79.7	58.0
Total current assets	1,674.3	1,397.6

Property, Plant and Equipment, less allowance for depreciation
of $486.4 ($475.4 in 2003)	620.5	604.7

Other Assets
Goodwill	488.4	493.4
Other intangibles, less accumulated amortization of $170.6 ($151.2 in 2003)	454.7	472.1
Deferred charges, less accumulated amortization of $426.5 ($377.4 in 2003)	161.7	134.8
Other	70.0	56.5
	1,174.8	1,156.8
	$3,469.6	$3,159.1
	=====	=====

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$155.5	$137.8
Accrued compensation	176.5	207.9
Restructuring and acquisition-related liabilities	2.9	8.0
Income taxes	124.7	138.9
Accrued expenses and other liabilities	371.4	350.6
Current maturities of long-term debt	12.0	7.3
Total current liabilities	843.0	850.5

Long-Term Debt, excluding current maturities	3.9	18.8
Other Liabilities	160.1	135.0
Stockholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding - 401.3 shares (399.4 in 2003)	40.1	39.9
Additional paid-in capital	193.6	150.2
Retained earnings	2,156.7	1,868.1
Deferred stock-based compensation	(2.6)	(3.0)
Accumulated other comprehensive gain	74.8	99.6
Total stockholders' equity	2,462.6	2,154.8
	$3,469.6	$3,159.1
	=====	=====
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unadutied)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003

Net sales	$1,043.0	$891.7	$2,078.1	$1,738.6
Cost of sales	364.7	326.9	732.9	627.7
Gross Profit	678.3	564.8	1,345.2	1,110.9

Research, development and engineering expenses	50.5	44.9	100.1	88.1
Selling, general and administrative expenses	396.5	348.4	807.8	685.9
Intangibles amortization	11.2	10.1	24.0	19.1
	458.2	403.4	931.9	793.1
	------	------	------	------
Operating income	220.1	161.4	413.3	317.8

Other expense (income):
Interest expense	1.8	6.4	3.2	13.4
Other	0.1	(0.8)	(2.2)	(2.3)
	1.9	5.6	1.0	11.1
	------	------	------	------
Earnings before income taxes	218.2	155.8	412.3	306.7
Income taxes	65.5	48.3	123.7	95.1
Net earnings	$152.7	$107.5	$288.6	$211.6
	====	====	====	====

Net earnings per share of common stock:
Basic	$.38	$.27	$.72	$.53
Diluted	$.37	$.26	$.70	$.52

Average outstanding shares for the period:
Basic	400.8	397.2	400.3	396.9
Diluted	410.8	406.1	410.0	405.8

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

					Accumulated
		Additional		Deferred	Other
	Common	Paid-In	Retained	Stock-based	Comprehensive
	Stock	Capital	Earnings	Compensation	Gain (Loss)	Total
Balances at January 1, 2004	$39.9	$150.2	$1,868.1	($3.0)	$99.6	$2,154.8

Net earnings			288.6			288.6
Net unrealized gains on securities,
net of income tax expense					0.5	0.5
Foreign currency translation adjustments					(25.3)	(25.3)
Comprehensive earnings for the six
months ended June 30, 2004						263.8
Issuance of 1.8 shares of common stock
under stock option and benefit plans,
including $24.5 income tax benefit	0.2	43.4				43.6
Amortization of deferred
stock-based compensation				0.4		0.4
Balances at June 30, 2004	$40.1	$193.6	$2,156.7	($2.6)	$74.8	$2,462.6
	====	====	=====	====	====	=====

See accompanying notes to condensed consolidated financial statements.

    In 2003, the Company declared a cash dividend of seven cents per share to shareholders of record on December 31, 2003, payable on January 30, 2004.  No cash dividends have been declared during 2004.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Operating Activities
Net earnings	$152.7	$107.5	$288.6	$211.6
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	25.1	23.1	50.8	46.2
Amortization	35.9	30.6	71.2	60.2
Income tax benefit from exercise of stock options	16.5	4.8	24.5	11.0
Payments of restructuring and acquisition-related liabilities	(0.3)	(2.9)	(3.4)	(3.8)
Other	1.8	1.3	2.6	4.0
Changes in operating assets and liabilities, net of effects of business and product line acquisitions:
Proceeds from (reductions of) accounts receivable securitization	(155.0)	51.5	(150.0)	51.5
Accounts receivable	5.6	(54.3)	(56.3)	(67.1)
Inventories	(30.0)	7.7	(52.9)	(15.6)
Deferred charges	(38.7)	(25.3)	(75.1)	(53.5)
Accounts payable	(0.3)	5.5	18.5	28.6
Payments of acquisition purchase liabilities	(0.2)	(0.2)	(0.2)	(0.4)
Accrued expenses	48.6	49.6	21.5	17.3
Income taxes	(36.5)	(86.1)	(27.3)	(49.0)
Other	19.5	10.3	(9.9)	(10.4)
Net cash provided by operating activities	44.7	123.1	102.6	230.6

Investing Activities
Business and product line acquisitions, net of cash acquired	(5.1)	(4.5)	(14.9)	(8.8)
Purchases of property, plant and equipment	(43.1)	(30.9)	(74.2)	(60.1)
Proceeds from sales of property, plant and equipment	--	0.1	7.8	0.2
Net cash used in investing activities	(48.2)	(35.3)	(81.3)	(68.7)

Financing Activities
Proceeds from borrowings	118.4	183.0	380.4	351.9
Payments on borrowings	(118.6)	(267.5)	(390.5)	(489.4)
Dividends paid	--	--	(28.0)	(23.7)
Proceeds from exercise of stock options	14.2	5.5	20.1	8.3
Other	0.2	0.2	0.3	0.2
Net cash provided by (used in) financing activities	14.2	(78.8)	(17.7)	(152.7)
Effect of exchange rate changes on cash and cash equivalents	3.0	(1.5)	(6.9)	0.1
Increase (decrease) in cash and cash equivalents	$13.7	$7.5	$(3.3)	$9.3
	====	====	====	====

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

June 30, 2004

(in millions, except share and per share amounts)

NOTE 1

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

NOTE 2

COMPREHENSIVE GAIN

    The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive income and its components.  The comprehensive earnings for the six months ended June 30, 2004 and 2003 were $263.8 and $299.3, respectively, and for the three months ended June 30, 2004 and 2003 were $150.1 and $163.8, respectively.

NOTE 3

ACCOUNTS RECEIVABLE SECURITIZATION

    The Company's accounts receivable securitization facility is described in detail in Note 1 to the consolidated financial statements included in the Company's 2003 Form 10-K.  There were no amounts of accounts receivable interests sold by Stryker Funding Corporation (SFC) under the facility as of June 30, 2004, and $150.0, net of SFC's retained interest, at December 31, 2003.  The accounts receivable interests sold are reflected in the condensed consolidated balance sheets as reductions of accounts receivable.

NOTE 4

INVENTORIES

    Inventories are as follows:

	June 30	December 31
	2004	2003
Finished goods	$384.4	$341.8
Work-in-process	61.0	58.8
Raw material	77.5	73.2
FIFO Cost	522.9	473.8
Less LIFO reserve	5.9	5.9
	$517.0	$467.9
	=====	=====

NOTE 5

RESTRUCTURING AND ACQUISITION-RELATED LIABILITIES

    Note 6 to the consolidated financial statements included in the Company's 2003 Form 10-K describes restructuring and acquisition-related pretax charges (credits) recorded by the Company in 2002 and 2001.

    The following table provides a rollforward from December 31, 2003 to June 30, 2004 of the remaining liabilities associated with business acquisition purchase liabilities and restructuring and acquisition-related charges recorded by the Company in 2002, 2001 and prior years:

			Facility
			Closures and
	Distributor	Severance and	Contractual
	Conversions	Related Costs	Obligations	Total
Balances at December 31, 2003	$2.7	$5.0	$0.3	$8.0
Payments	(0.2)	(3.4)	--	(3.6)
Adjustments	--	(1.2)	(0.3)	(1.5)
Balances at June 30, 2004	$2.5	$0.4	$0.0	$2.9

    During the second quarter of 2004, the Company reviewed its business acquisition purchase liabilities and determined certain of those liabilities were no longer required.  These adjustments were reflected as reductions in intangible assets recorded in accordance with the purchase method of accounting.

NOTE 6

CAPITAL STOCK

    On April 20, 2004, the Company's stockholders approved an amendment to Section A of Article III of the Company's Restated Articles of Incorporation to increase its authorized shares of common stock to one billion from 500 million shares.

    On April 20, 2004, the Company's Board of Directors approved a two-for-one stock split effective May 14, 2004 for stockholders of record on May 3, 2004.  All share and per share data have been adjusted to reflect the stock split as though it had occurred at the beginning of the periods presented.

    The Company has key employee and director stock option plans which are described more fully in Note 8 to the consolidated financial statements included in the Company's 2003 Form 10-K.  The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans.  Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the measurement date (date of grant).  Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share would have been as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net earnings:
As reported	$152.7	$107.5	$288.6	$211.6
Deduct: Compensation expense
--fair value method	(6.6)	(4.6)	(12.8)	(9.2)
Pro forma	$146.1	$102.9	$275.8	$202.4
	====	====	====	====
Basic net earnings per share:
As reported	$.38	$.27	$.72	$.53
Pro forma	$.36	$.26	$.69	$.51

Diluted net earnings per share:
As reported	$.37	$.26	$.70	$.52
Pro forma	$.36	$.25	$.67	$.50

NOTE 7

RETIREMENT PLANS

    Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  The components of net periodic benefit cost are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Service cost	$1.5	$1.4	$3.2	$2.8
Interest cost	1.3	1.2	2.8	2.4
Expected return on plan assets	(1.2)	(0.7)	(2.1)	(1.4)
Amortization of transition
amounts and prior service cost	--	0.1	0.1	0.2
Recognized actuarial loss	0.2	0.1	0.3	0.2
Net periodic benefit cost	$1.8	$2.1	$4.3	$4.2
	===	===	===	===

    The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it anticipated contributing approximately $4.8 to its defined benefit plans in 2004 to meet minimum funding requirements.  Based on current projections, the Company presently anticipates contributing an additional $1.6 to fund its defined benefit plans in 2004 for a total of $6.4.  As of June 30, 2004, contributions of $2.9 have been made.

NOTE 8

SEGMENT INFORMATION

    The Company segregates its operations into two reportable business segments:  Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee, and shoulder), trauma, spine and micro implant systems, bone cement and the bone growth factor osteogenic protein-1 (OP-1).  The MedSurg Equipment segment sells powered surgical instruments, endoscopic products, medical video imaging equipment, hospital beds and stretchers and surgical navigation systems.  The Other category includes Physical Therapy Services and corporate administration, interest expense and interest income.

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

    Sales and net earnings (loss) by business segment follow:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended June 30, 2004
Net sales	$630.9	$349.5	$62.6	$1,043.0
Segment net earnings (loss)	110.8	47.2	(5.3)	152.7

Three Months Ended June 30, 2003
Net sales	$546.9	$288.2	$56.6	$891.7
Segment net earnings (loss)	74.5	37.0	(4.0)	107.5

Six Months Ended June 30, 2004
Net sales	$1,264.0	$691.1	$123.0	$2,078.1
Segment net earnings (loss)	208.6	92.2	(12.2)	288.6

Six Months Ended June 30, 2003
Net sales	$1,060.1	$569.9	$108.6	$1,738.6
Segment net earnings (loss)	147.4	74.8	(10.6)	211.6

NOTE 9

SUBSEQUENT EVENTS

    On July 21, 2004, the Company announced that it has entered into a definitive agreement to acquire, by merger, all of the outstanding stock of SpineCore, Inc. (SpineCore), a privately-owned developer of artificial lumbar and cervical discs.  Terms of the transaction include an upfront payment of $120.0 in cash and potential milestone and royalty payments of up to an additional $240.0 upon commercialization of SpineCore's products in the United States, which is not expected to occur before 2008.  This acquisition is expected to enhance the Company's presence in the spinal implant market, an important growth area within its Orthopaedic Implants segment.

    SpineCore's results will be included in the Company's consolidated results of operations beginning when the transaction closes, which is anticipated to occur in August 2004, subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act.  The acquisition will be financed using the Company's existing credit facilities. Upon closing, the Company anticipates that substantially all of the upfront payment will be written off as in-process research and development costs, resulting in an after-tax charge of approximately $120.0, or $.29 per fully diluted share.  The potential milestone payments are expected to be capitalized at their fair value as intangible assets at the time of payment, and will be amortized over their remaining useful lives.

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

    The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, spine and micro implant systems, bone cement and the bone growth factor osteogenic protein-1 (OP-1).  The MedSurg Equipment segment sells powered surgical instruments, endoscopic products, medical video imaging equipment, hospital beds and stretchers and surgical navigation systems.  The Other category includes Physical Therapy Services and corporate administration, interest expense and interest income.

    Domestic sales accounted for 64% of total revenues in the first half of 2004 and 2003 and 65% and 64% of total revenues in the second quarter of 2004 and 2003, respectively.  Most of the Company's products are marketed directly to more than 6,000 hospitals and to doctors and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

    International sales accounted for 36% of total revenues in the first half of 2004 and 2003 and 35% and 36% of total revenues in the second quarter of 2004 and 2003, respectively.  The Company's products are sold in more than 100 countries.  Stryker distributes its products through sales subsidiaries and branches with offices located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.  Stryker exports products to dealers and to customers in Africa, Bangladesh, China, the CIS (former Soviet Union), Cyprus, India, Indonesia, Ireland, Korea, Latin America, Malaysia, the Middle East, Philippines, Taiwan, Thailand, Turkey, Vietnam and Yugoslavia.

    The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

Outlook for 2004

    The Company's outlook for 2004 continues to be optimistic regarding the markets it participates in and the underlying growth rates in orthopaedic procedures.  The Company expects diluted net earnings per share for 2004 to approximate $1.13, after the impact of the $.29 anticipated charge related to in-process research and development costs resulting from the acquisition of SpineCore, Inc. (SpineCore), as more fully described in Other Matters.  The financial expectations for 2004 include net sales growth in the range of 17% to 19% as a result of strong growth in shipments of Orthopaedic Implants and MedSurg Equipment, favorable foreign currency exchange rate movements and higher revenue from Physical Therapy Services.  If foreign currency exchange rates hold at current levels, the Company anticipates a favorable impact on net sales in the third quarter and full year of 2004 of approximately $20 million and $100 million, respectively.  Excluding the effect of foreign currency exchange rates, the Company expects sales growth in the range of 14% to 16% in 2004 which is comparable to the 16% and 14% sales growth, excluding the effect of foreign currency exchange rates, reported for the first six months and second quarter of 2004, respectively.

    As the Company has paid down all outstanding borrowings under its existing credit facilities and eliminated the amounts outstanding under its accounts receivable securitization facility, the Company expects to generate cash earnings in excess of its needs to fund future working capital requirements.   The Company anticipates investing in future business growth, including business and product line acquisitions to supplement its current product offerings, instrumentation in support of new product launches and future building expansions, including manufacturing facility expansions for certain divisions within its MedSurg segment.  The Company anticipates utilizing its existing credit facilities to finance the acquisition of SpineCore and may utilize the credit facilities for other business and product line acquisitions.

Results of Operations

    The tables below outline the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Six months ended		Percentage
	June 30		Change
	2004	2003	2004/2003
Net sales	100.0	100.0	20
Cost of sales	35.3	36.1	17
Gross profit	64.7	63.9	21
Research, development and engineering expenses	4.8	5.1	14
Selling, general and administrative expenses	38.9	39.5	18
Intangibles amortization	1.2	1.1	26
Operating income	19.9	18.3	30
Other expense (income)	0.0	0.6	(91)
Earnings before income taxes	19.8	17.6	34
Income taxes	6.0	5.5	30
Net earnings	13.9	12.2	36
	====	====

Percentage of Net Sales
	Three months ended		Percentage
	June 30		Change
	2004	2003	2004/2003
Net sales	100.0	100.0	17
Cost of sales	35.0	36.7	12
Gross profit	65.0	63.3	20
Research, development and engineering expenses	4.8	5.0	12
Selling, general and administrative expenses	38.0	39.1	14
Intangibles amortization	1.1	1.1	11
Operating income	21.1	18.1	36
Other expense (income)	0.2	0.6	(66)
Earnings before income taxes	20.9	17.5	40
Income taxes	6.3	5.4	36
Net earnings	14.6	12.1	42
	====	====

    The tables below set forth domestic/international and product line sales information (in millions):

	Six Months Ended		Percentage
	June 30		Change
	2004	2003	2004/2003
Domestic/international sales
Domestic	$1,335.1	$1,113.4	20
International	743.0	625.2	19
Total net sales	$2,078.1	$1,738.6	20
	=====	=====
Product line sales
Orthopaedic Implants	$1,264.0	$1,060.1	19
MedSurg Equipment	691.1	569.9	21
Physical Therapy Services	123.0	108.6	13
Total net sales	$2,078.1	$1,738.6	20
	=====	=====

	Three Months Ended		Percentage
	June 30		Change
	2004	2003	2004/2003
Domestic/international sales
Domestic	$677.2	$567.2	19
International	365.8	324.5	13
Total net sales	$1,043.0	$891.7	17
	=====	=====
Product line sales
Orthopaedic Implants	$630.9	$546.9	15
MedSurg Equipment	349.5	288.2	21
Physical Therapy Services	62.6	56.6	11
Total net sales	$1,043.0	$891.7	17
	=====	=====

    Stryker Corporation's net sales increased 20% in the first six months of 2004 to $2,078.1 million from $1,738.6 million in 2003.  Net sales grew by 13% as a result of increased unit volume and changes in product mix; 4% due to changes in foreign currency exchange rates; and 3% as a result of higher selling prices.  For the second quarter of 2004, net sales were $1,043.0 million representing a 17% increase over net sales of $891.7 million in the second quarter of 2003.  Net sales grew by 12% as a result of increased unit volume and favorable product mix; 3% due to changes in foreign currency exchange rates; and 2% as a result of higher selling prices.

    The Company's domestic sales were $1,335.1 million for the first half of 2004 and $677.2 million for the second quarter of 2004, representing increases of 20% and 19%, respectively, as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.

    International sales were $743.0 million for the first half of 2004 and $365.8 million for the second quarter of 2004, representing increases of 19% and 13%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $69.9 million in the first half and by $23.2 million in the second quarter.  Excluding the impact of foreign currency, international sales increased 8% in the first half and 6% in the second quarter of 2004.

    Worldwide sales of Orthopaedic Implants were $1,264.0 million for the first half of 2004 and $630.9 million for the second quarter of 2004, representing increases of 19% and 15%, respectively, based on higher shipments of reconstructive, trauma, spine and micro implant systems and bone cement.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 14% in the first half of 2004 and 12% in the second quarter.

    Worldwide sales of MedSurg Equipment were $691.1 million for the first half of 2004 and $349.5 million for the second quarter, representing increases of 21% in both periods based on higher shipments of powered surgical instruments, endoscopic products, patient handling and emergency medical equipment and surgical navigation systems.  Excluding the impact of foreign currency, sales of MedSurg Equipment increased 19% in the first half of 2004 and 20% in the second quarter.

    Physical Therapy Services revenues were $123.0 million for the first half of 2004 and $62.6 million for the second quarter of 2004, representing increases of 13% and 11%, respectively, as a result of new physical therapy centers and higher revenues from existing centers.

    Cost of sales in the first half of 2004 represented 35.3% of sales compared to 36.1% in the same period of 2003.  In the second quarter the cost of sales percentage decreased to 35.0% from 36.7% in the second quarter of 2003.  The decrease in the cost of sales percentage in the first half and second quarter is partially due to improved manufacturing efficiencies at several of the Company's manufacturing and distribution facilities including its recently completed Mahwah, New Jersey, manufacturing and distribution facility and improved purchase prices of raw materials.

    Research, development and engineering expenses represented 4.8% of sales in the first half of 2004 compared to 5.1% in the same period of 2003 and increased 14% to $100.1 million.  In the second quarter, these expenses increased 12% and represented 4.8% of sales in 2004 compared to 5.0% in 2003. The higher spending level in both periods is the result of increased spending in advance of the Company's product launches in the first half of 2004 and continued focus on new product development for anticipated product launches throughout the remainder of the year and in future years.

    Selling, general and administrative expenses increased 18% in the first half of 2004 and represented 38.9% of sales compared to 39.5% in the same period of 2003.  In the second quarter, these expenses increased 14% and represented 38.0% of sales in 2004 compared to 39.1% in 2003.  The increase in selling, general and administrative expenses is partially due to an increase in sales commission expense as a result of the 20% increase in net sales in the first half of 2004 and the 17% increase in net sales in the second quarter of 2004.  In addition, the Company incurred increased insurance costs resulting from increased premiums charged by third-party insurers and the Company's wholly-owned captive insurance company, increased meeting costs and higher amortization expense associated with loaner instrument sets.

    Intangibles amortization increased 26% in the first half of 2004 to $24.0 million from $19.1 million in the same period of 2003 and increased 11% in the second quarter of 2004 to $11.2 million from $10.1 million in the same period of 2003.  The increase is partially due to increased amortization of a trademark to be phased out pursuant to the Company's recently adopted branding initiative.

    Interest expense declined to $3.2 million in the first half of 2004 from $13.4 million in 2003 and declined to $1.8 million in the second quarter of 2004 from $6.4 million in 2003 as a result of lower outstanding debt balances.

    The Company's effective income tax rate was 30.0% in the first half and second quarter of 2004 compared to a 31.0% effective income tax rate for the same periods of 2003 and an effective annual income tax rate of 30.5% for the year ended December 31, 2003.  The income tax rate reduction results primarily from increased manufacturing in lower tax jurisdictions.

    Net earnings in the first half of 2004 were $288.6 million, an increase of 36% when compared to net earnings of $211.6 million in the first half of 2003.  Basic net earnings per share increased 36% in the first half of 2004 to $.72 from $.53 in 2003, and diluted net earnings per share increased 35% to $.70 in the first half of 2004 from $.52 in 2003.  Net earnings for the second quarter of 2004 were $152.7 million representing a 42% increase over net earnings of $107.5 million in the second quarter of 2003.  Basic net earnings per share increased 41% in the second quarter of 2004 to $.38 from $.27 in 2003, and diluted net earnings per share increased 42% in the second quarter of 2004 to $.37 from $.26 in 2003.

Liquidity and Capital Resources

    The Company's working capital at June 30, 2004, increased $284.2 million to $831.3 million from $547.1 million at December 31, 2003.  The increase in working capital resulted from growth in the Company's overall business and the use of strong cash earnings to fully repay amounts outstanding under the Company's accounts receivable securitization program, fund increases in accounts receivable, inventory and prepaid expenses and to pay current liabilities due in the first six months of 2004, primarily for accrued bonuses and dividends.  Accounts receivable days sales outstanding, excluding the effect of  amounts outstanding ($0 at June 30, 2004 and $150.0 million at December 31, 2003) under the Company's $200.0 million accounts receivable securitization program, increased 2 days to 60 days at June 30, 2004 from 58 days at December 31, 2003.  The higher days sales outstanding at June 30, 2004 is due to an increase in the aging of certain domestic accounts receivable and higher accounts receivable in Europe and Japan.  Days sales in inventory increased 9 days to 129 days at June 30, 2004 from 120 days at December 31, 2003.  The higher days sales in inventory at June 30, 2004 is partially due to increased inventories to support 2004 product launches.

    The Company generated cash of $102.6 million from operations in the first six months of 2004 compared to $230.6 million in 2003.  In the second quarter, the Company generated cash from operations of $44.7 million compared to $123.1 million in 2003.  The decrease in cash provided by operating activities in the first six months and second quarter of 2004 compared to the same periods in 2003 is primarily due to the reduction of the accounts receivable securitization facility, which utilized $150.0 million of cash in the first six months and $155.0 million of cash in the second quarter, and increases in inventory.  These increases were partially offset by strong cash earnings and slower growth in trade accounts receivable compared to the prior year and lower required income tax payments, primarily in Europe and Japan.

    In the first half of 2004, the Company used cash of $74.2 million for capital expenditures, $14.9 million for business and product line acquisitions, and $28.0 million for the payment of dividends.  The Company also borrowed an additional $380.4 million under its existing credit facilities to fund cash flow needs during the first half of 2004 and made repayments of $390.5 million against the credit facilities.  Total borrowings declined by $10.2 million during the first half of 2004.  As described further in Other Matters, the company anticipates utilizing its existing credit facilities to fund the $120.0 million upfront payment related to the acquisition of SpineCore, which is expected to occur in August 2004.

    The Company had $62.6 million in cash and cash equivalents at June 30, 2004.  The Company had outstanding borrowings totaling $15.9 million at the end of the first half of 2004.  Current maturities of long-term debt at June 30, 2004 were $12.0 million and will decrease to $2.2 million in 2006.  The Company's $750.0 million five-year, non-amortizing, revolving credit agreement expires in December 2006.  The Company believes its cash on hand as well as anticipated cash flows from operations will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures, future business and product line acquisitions and required debt repayments.  Should additional funds be required, as is planned for the acquisition of SpineCore, the Company had $797.2 million of additional borrowing capacity available under all of its existing credit facilities and an additional $200.0 million of eligible accounts receivable which could be sold through its accounts receivable securitization facility at June 30, 2004.

Other Matters

    On July 21, 2004, the Company announced that it has entered into a definitive agreement to acquire, by merger, all of the outstanding stock of SpineCore, a privately-owned developer of artificial lumbar and cervical discs.  Terms of the transaction include an upfront payment of $120.0 million in cash and potential milestone and royalty payments of up to an additional $240.0 million upon commercialization of SpineCore's products in the United States, which is not expected to occur before 2008.  This acquisition is expected to enhance the Company's presence in the spinal implant market, an important growth area within its Orthopaedic Implants segment.

    SpineCore's results will be included in the Company's consolidated results of operations beginning when the transaction closes, which is anticipated to occur in August 2004, subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act.  The acquisition will be financed using the Company's existing credit facilities. Upon closing, the Company anticipates that substantially all of the upfront payment will be written off as in-process research and development costs, resulting in an after-tax charge of approximately $120.0 million, or $.29 per fully diluted share.  The potential milestone payments are expected to be capitalized at their fair value as intangible assets at the time of payment, and will be amortized over their remaining useful lives.

    The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies.  In the first half of 2004, the weakening of foreign currencies relative to the U.S. dollar decreased the value of these investments in net assets by $25.3 million.  This loss reduced the previously-recorded cumulative gain from strengthening of foreign currencies that had been recorded as a separate component of stockholders' equity.

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

    An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers") as of June 30, 2004.  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There was no change to the Company's internal control over financial reporting during the quarter ended June 30, 2004 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)	In the second quarter of 2004, the Company issued 2,166 shares of Common Stock as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 3 - Articles of Incorporation and By-Laws
(i) Certificate of Amendment of Restated Articles of Incorporation of Stryker Corporation

Exhibit 31 - Rule 13a-14(a) Certifications
(i) Certification of Principal Executive Officer of Stryker Corporation
(ii) Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 - 18 U.S.C. Section 1350 Certifications
(i) Certification by Chief Executive Officer of Stryker Corporation
(ii) Certification by Chief Financial Officer of Stryker Corporation

(b)	Reports on Form 8-K filed during the second quarter of 2004

Form 8-K dated April 15, 2004
Item 12. Results of Operations and Financial Condition

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

July 30, 2004	/s/ JOHN W. BROWN
Date	John W. Brown, Chairman
and Chief Executive Officer
(Principal Executive Officer)

July 30, 2004	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3 - Articles of Incorporation and By-Laws
(i) Certificate of Amendment of Restated Articles of Incorporation of Stryker Corporation

Exhibit 31 - Rule 13a-14(a) Certifications
(i) Certification of Principal Executive Officer of Stryker Corporation
(ii) Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 - 18 U.S.C. Section 1350 Certifications
(i) Certification by Chief Executive Officer of Stryker Corporation
(ii) Certification by Chief Financial Officer of Stryker Corporation