Form 10-Q
period 2004-09-30
STRYKER CORP
filed 2004-10-28
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

402,022,991 shares of Common Stock*, $.10 par value, as of September 30, 2004.

*Note:    These shares have been adjusted to reflect the two-for-one stock split effective May 14, 2004 for stockholders of record on May 3 2004.  All share and per share data in this report have been adjusted to reflect the stock split as though it had occurred at the beginning of the periods presented.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	September 30	December 31
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$91.6	$65.9
Accounts receivable, less allowance of $54.3 ($48.9 in 2003)	693.0	498.6
Inventories	544.2	467.9
Deferred income taxes	357.3	307.2
Prepaid expenses and other current assets	74.4	58.0
Total current assets	1,760.5	1,397.6

Property, Plant and Equipment, less allowance for depreciation of $500.8 ($475.4 in 2003)	639.6	604.7
Other Assets
Goodwill	489.3	493.4
Other intangibles, less accumulated amortization of $183.5 ($151.2 in 2003)	445.0	472.1
Deferred charges, less accumulated amortization of $348.4 ($377.4 in 2003)	176.5	134.8
Other	68.9	56.5
	1,179.7	1,156.8
	$3,579.8	$3,159.1
	=====	=====

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$150.0	$137.8
Accrued compensation	200.6	207.9
Restructuring and acquisition-related liabilities	2.6	8.0
Income taxes	138.7	138.9
Accrued expenses and other liabilities	401.1	350.6
Current maturities of long-term debt	12.4	7.3
Total current liabilities	905.4	850.5

Long-Term Debt, excluding current maturities	3.9	18.8
Other Liabilities	167.6	135.0
Stockholders' Equity
Common stock, $.10 par value
Authorized - 1,000.0 shares
Outstanding - 402.0 shares (399.4 in 2003)	40.2	39.9
Additional paid-in capital	209.5	150.2
Retained earnings	2,171.1	1,868.1
Deferred stock-based compensation	(2.5)	(3.0)
Accumulated other comprehensive gain	84.6	99.6
Total stockholders' equity	2,502.9	2,154.8
	$3,579.8	$3,159.1
	=====	=====
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net sales	$1,028.7	$885.4	$3,106.8	$2,624.0
Cost of sales	365.1	328.8	1,098.0	956.5
Groll profit	663.6	556.6	2,008.8	1,667.5

Research, development and engineering expenses	54.6	44.1	154.7	132.2
Selling, general and administrative expenses	402.3	343.4	1,210.1	1,029.3
Intangibles amortization	11.6	10.0	35.6	29.1
Purchased in-process research and development	120.8	--	120.8	--
	589.3	397.5	1,521.2	1,190.6
Operating income	74.3	159.1	487.6	476.9

Other expense (income):
Interest expense	1.4	5.8	4.6	19.2
Other	0.5	0.4	(1.7)	(1.9)
	1.9	6.2	2.9	17.3

Earnings before income taxes	72.4	152.9	484.7	459.6
Income taxes	58.0	45.1	181.7	140.2
Net earnings	$14.4	$107.8	$303.0	$319.4
	=====	=====	=====	=====
Net earnings per share of common stock
Basic	$0.04	$0.27	$0.76	$0.80
Diluted	$0.04	$0.26	$0.74	$0.79

Average outstanding shares for the period
Basic	401.7	398.2	400.8	397.3
Diluted	410.7	407.2	410.2	406.3

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

					Accumulated
		Additional		Deferred	Other
	Common	Paid-In	Retained	Stock-Based	Comprehensive
	Stock	Capital	Earnings	Compensation	Gain (Loss)	Total
Balances at January 1, 2004	$39.9	$150.2	$1,868.1	($3.0)	$99.6	$2,154.8

Net earnings			303.0			303.0
Net unrealized gains on securities, net
of income tax expense					0.4	0.4
Foreign currency translation adjustments					(15.4)	(15.4)
Comprehensive earnings for the nine months
ended September 30, 2004						288.0
Issuance of 2.6 shares of common stock under
stock option and benefit plans, including $36.9
income tax benefit	0.3	59.3				59.6
Amortization of deferred stock-based compensation				0.5		0.5
Balances at September 30, 2004	$40.2	$209.5	$2.171.1	($2.5)	$84.6	$2,502.9
	======	======	======	======	======	======
See accompanying notes to condensed consolidated financial statements.

            In 2003, the Company declared a cash dividend of seven cents per share to shareholders of record on December 31, 2003, payable on January 30, 2004.  No cash dividends have been declared during 2004.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Operating Activities
Net earnings	$14.4	$107.8	$303.0	$319.4
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	25.1	23.4	75.9	69.6
Amortization	37.4	31.7	108.6	91.9
Income tax benefit from exercise of stock options	12.4	13.1	36.9	24.0
Payments of restructuring and acquisition-related liabilities	(0.3)	(6.7)	(3.7)	(10.5)
Purchased in-process research and development	120.8	--	120.8	--
Other	6.0	2.7	8.6	6.7
Changes in operating assets and liabilities, net of effects
of acquisitions:
Proceeds from (reductions of) accounts receivable securitization	--	14.1	(150.0)	65.6
Accounts receivable	7.8	3.8	(48.5)	(63.3)
Inventories	(24.4)	2.1	(77.3)	(13.5)
Deferred charges	(40.4)	(14.2)	(115.5)	(67.7)
Accounts payable	(6.2)	(10.2)	12.3	18.4
Payments of acquisition purchase liabilities	--	(0.2)	(0.2)	(0.6)
Accrued expenses	41.7	28.5	63.2	45.9
Income taxes	(16.4)	6.5	(43.7)	(42.5)
Other	8.2	12.8	(1.7)	2.4
Net cash provided by operating activities	186.1	215.2	288.7	445.8

Investing Activities
Acquisitions, net of cash acquired	(124.2)	2.3	(139.1)	(6.5)
Purchases of property, plant and equipment	(47.7)	(38.2)	(121.9)	(98.3)
Proceeds from sales of property, plant and equipment	0.4	3.4	8.2	3.6
Net cash used in investing activities	(171.5)	(32.5)	(252.8)	(101.2)

Financing Activities
Proceeds from borrowings	149.5	144.5	529.9	496.4
Payments on borrowings	(149.5)	(340.1)	(540.0)	(829.5)
Dividends paid	--	--	(28.0)	(23.7)
Proceeds from exercise of stock options	9.7	10.7	29.8	19.0
Other	(2.2)	1.4	(1.9)	1.6
Net cash provided by (used in) financing activities	7.5	(183.5)	(10.2)	(336.2)
Effect of exchange rate changes on cash and cash equivalents	6.9	(1.0)	--	(0.9)
Increase (decrease) in cash and cash equivalents	$29.0	($1.8)	$25.7	$7.5
	====	====	====	====
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

September 30, 2004

(in millions, except share and per share amounts)

NOTE 1

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

NOTE 2

COMPREHENSIVE GAIN

    The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive income and its components.  The comprehensive earnings for the nine months ended September 30, 2004 and 2003 were $288.0 and $419.1, respectively, and for the three months ended September 30, 2004 and 2003 were $24.2 and $119.8, respectively.

NOTE 3

ACCOUNTS RECEIVABLE SECURITIZATION

    The Company's accounts receivable securitization facility is described in detail in Note 1 to the consolidated financial statements included in the Company's 2003 Form 10-K.  There were no amounts of accounts receivable interests sold by Stryker Funding Corporation (SFC) under the facility as of September 30, 2004, and $150.0, net of SFC's retained interest, at December 31, 2003.  The accounts receivable interests sold are reflected in the condensed consolidated balance sheet at December 31, 2003  as a reduction of accounts receivable.

NOTE 4

INVENTORIES

    Inventories are as follows:

	September 30	December 31
	2004	2003
Finished goods	$411.4	$341.8
Work-in-process	57.0	58.8
Raw material	81.7	73.2
FIFO Cost	550.1	473.8
Less LIFO reserve	(5.9)	(5.9)
	$544.2	$467.9
	====	====

NOTE 5

ACQUISITION

    On August 12, 2004, the Company completed its acquisition, by merger, of all of the outstanding stock of SpineCore, Inc. (SpineCore), for an upfront payment of $120.0 in cash plus certain transaction costs.  The acquisition of SpineCore, a developer of artificial lumbar and cervical spinal disc implant technologies, is expected to enhance the Company's presence in the spinal implant market, an important growth area within its Orthopaedic Implants segment.  SpineCore's operating results are included in the Company's condensed consolidated financial statements from the date of the acquisition and are not material to the Company's operating results.

    The purchase price has been allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.  The amount of the purchase price allocated to purchased in-process research and development resulted in a charge of $120.8, or $.29 per fully diluted share, against the Company's third quarter operating results.  At the date of the transaction, the spinal implant technologies acquired were in preliminary stages of clinical studies in the United States and had not yet reached technological feasibility.  The Company expects that the amount written-off as purchased in-process research and development will not be deductible for tax purposes.

    Terms of the transaction also include potential milestone and royalty payments of up to an additional $240.0 upon commercialization of SpineCore's products in the United States, which is not expected to occur before 2008.  The potential milestone payments are expected to be capitalized at their fair values as intangible assets at the time of payment and will be amortized over their remaining useful lives.

NOTE 6

RESTRUCTURING AND ACQUISITION-RELATED LIABILITIES

    Note 6 to the consolidated financial statements included in the Company's 2003 Form 10-K describes restructuring and acquisition-related pretax charges (credits) recorded by the Company in 2002 and 2001.

    The following table provides a rollforward from December 31, 2003 to September 30, 2004 of the remaining liabilities associated with business acquisition purchase liabilities and restructuring and acquisition-related charges recorded by the Company in 2002, 2001 and prior years:

			Facility
			Closures and
	Distributor	Severance and	Contractual
	Conversions	Related Costs	Obligations	Total
Balances at December 31, 2003	$2.7	$5.0	$0.3	$8.0
Payments	(0.2)	(3.7)	--	(3.9)
Adjustments	--	(1.2)	(0.3)	(1.5)
Balances at September 30, 2004	$2.5	$0.1	$0.0	$2.6
	===	===	===	===

    During the second quarter of 2004, the Company reviewed its business acquisition purchase liabilities and determined certain of those liabilities were no longer required.  These adjustments were reflected as reductions in intangible assets recorded in accordance with the purchase method of accounting.

NOTE 7

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net earnings:
As reported	$14.4	$107.8	$303.0	$319.4
Deduct: Compensation expense
--fair value method	(6.4)	(4.4)	(19.2)	(13.6)
Pro forma	$8.0	$103.4	$283.8	$305.8
	===	====	====	====
Basic net earnings per share:
As reported	$.04	$.27	$.76	$.80
Pro forma	$.02	$.26	$.71	$.77

Diluted net earnings per share:
As reported	$.04	$.26	$.74	$.79
Pro forma	$.02	$.25	$.69	$.75

NOTE 8

RETIREMENT PLANS

    Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  The components of net periodic benefit cost are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Service cost	$1.5	$1.4	$4.7	$4.2
Interest cost	0.8	1.2	3.6	3.6
Expected return on plan assets	(0.4)	(0.7)	(2.5)	(2.1)
Amortization of transition
amounts and prior service cost	--	0.1	0.1	0.3
Recognized actuarial loss	0.1	0.1	0.4	0.3
Net periodic benefit cost	$2.0	$2.1	$6.3	$6.3
	===	===	===	===

    The Company previously disclosed in Note 10 to the consolidated financial statements included in the Company's 2003 Form 10-K that it anticipated contributing $4.8 to its defined benefit plans in 2004 to meet minimum funding requirements.  Based on current projections, the Company presently anticipates contributing an additional $1.6 to fund its defined benefit plans in 2004, for a total of $6.4.  As of September 30, 2004, contributions of $4.3 have been made.

NOTE 9

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

    The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The Company measures the financial results of its reportable segments using an internal performance measure that excludes the purchased in-process research and development charge recognized in the third quarter of 2004.

    Sales and net earnings (loss) by business segment follow:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended September 30, 2004
Net sales	$612.8	$355.4	$60.5	$1,028.7
Segment net earnings (loss)	92.8	49.0	(6.6)	135.2
Less write-off of purchased in-process
research and development				(120.8)
Net earnings				$14.4
				=====
Three Months Ended September 30, 2003
Net sales	$530.9	$298.0	$56.5	$885.4
Segment net earnings (loss)	71.3	42.7	(6.2)	107.8

Nine Months Ended September 30, 2004
Net sales	$1,876.8	$1,046.5	$183.5	$3,106.8
Segment net earnings (loss)	301.4	141.2	(18.8)	423.8
Less write-off of purchased in-process
research and development				(120.8)
Net earnings				$303.0
				=====
Nine Months Ended September 30, 2003
Net sales	$1,591.0	$867.9	$165.1	$2,624.0
Segment net earnings (loss)	218.7	117.5	(16.8)	319.4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

    Domestic sales accounted for 65% of total revenues in both the first nine months of 2004 and 2003, and 66% of total revenues in both the third quarter of 2004 and 2003.  Most of the Company's products are marketed directly to more than 6,000 hospitals and to doctors and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

    International sales accounted for 35% of total revenues in both the first nine months of 2004 and 2003, and 34% of total revenues in both the third quarter of 2004 and 2003.  The Company's products are sold in more than 100 countries.  Stryker distributes its products through sales subsidiaries and branches with offices located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.  Stryker exports products to dealers and to customers in Africa, Bangladesh, China, the CIS (former Soviet Union), Cyprus, India, Indonesia, Ireland, Korea, Latin America, Malaysia, the Middle East, Philippines, Taiwan, Thailand, Turkey, Vietnam and Yugoslavia.

    The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

    In the third quarter of 2004, the Company completed its acquisition, by merger, of all of the outstanding stock of SpineCore, Inc. (SpineCore), for an upfront payment of $120.0 million in cash plus certain transaction costs.  SpineCore is a developer of artificial lumbar and cervical discs.  Terms of the transaction also include milestone and royalty payments of up to an additional $240.0 million upon the achievement of commercialization of SpineCore's products in the United States, which is not expected to occur before 2008.  This acquisition is expected to enhance the Company's presence in the spinal implant market, an important growth area within its Orthopaedic Implants segment.  Additional details, including the financial statement impact resulting from the acquisition, are included in Results of Operations.

Outlook for 2004

    The Company's outlook for 2004 continues to be optimistic regarding the markets it participates in and the underlying growth rates in orthopaedic procedures.  The Company expects diluted net earnings per share for 2004 to approximate $1.14, after the impact of the $.29 charge related to in-process research and development costs resulting from the acquisition of SpineCore, as more fully described in Results of Operations.  The financial expectations for 2004 include net sales growth in the range of 17% to 18% as a result of strong growth in shipments of Orthopaedic Implants and MedSurg Equipment, favorable foreign currency exchange rate movements and higher revenue from Physical Therapy Services.  If foreign currency exchange rates hold at current levels, the Company anticipates a favorable impact on net sales in the fourth quarter and full year of 2004 of approximately $10 million and $105 million, respectively.  Excluding the effect of foreign currency exchange rates, the Company expects sales growth in the range of 14% to 15% in 2004, which is comparable to the 15% and 13% sales growth, excluding the effect of foreign currency exchange rates, reported for the first nine months and third quarter of 2004, respectively.

    The Company has paid down all outstanding borrowings under its existing credit facilities and eliminated the amounts outstanding under its accounts receivable securitization facility and expects to generate cash earnings in excess of its needs to fund future working capital requirements.   The Company anticipates investing in future business growth, including business and product line acquisitions to supplement its current product offerings, instrumentation in support of new product launches and future building expansions, including manufacturing facility expansions for certain divisions.

Results of Operations

    The tables below outline the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Nine months ended		Percentage
	September 30		Change
	2004	2003	2004/2003
Net sales	100.0	100.0	18
Cost of sales	35.3	36.5	15
Gross profit	64.7	63.5	20
Research, development and engineering expenses	5.0	5.0	17
Selling, general and administrative expenses	39.0	39.2	18
Intangibles amortization	1.1	1.1	22
Purchased in-process research and development	3.9	--	--
Operating income	15.7	18.2	2
Other expense (income)	0.1	0.7	(83)
Earnings before income taxes	15.6	17.5	5
Income taxes	5.8	5.3	30
Net earnings	9.8	12.2	(5)
	====	====

Percentage of Net Sales
	Three months ended		Percentage
	September 30		Change
	2004	2003	2004/2003
Net sales	100.0	100.0	16
Cost of sales	35.5	37.1	11
Gross profit	64.5	62.9	19
Research, development and engineering expenses	5.3	5.0	24
Selling, general and administrative expenses	39.1	38.8	17
Intangibles amortization	1.1	1.1	16
Purchased in-process research and development	11.7	--	--
Operating income	7.2	18.0	(53)
Other expense (income)	0.2	0.7	(69)
Earnings before income taxes	7.0	17.3	(53)
Income taxes	5.6	5.1	29
Net earnings	1.4	12.2	(87)
	====	====

    The tables below set forth domestic/international and product line sales information (in millions):

	Nine Months Ended		Percentage
	September 30		Change
	2004	2003	2004/2003
Domestic/international sales
Domestic	$2,014.9	$1,697.1	19
International	1,091.9	926.9	18
Total net sales	$3,106.8	$2,624.0	18
	=====	=====
Product line sales
Orthopaedic Implants	$1,876.8	$1,591.0	18
MedSurg Equipment	1,046.5	867.9	21
Physical Therapy Services	183.5	165.1	11
Total net sales	$3,106.8	$2,624.0	18
	=====	=====

	Three Months Ended		Percentage
	September 30		Change
	2004	2003	2004/2003
Domestic/international sales
Domestic	$679.8	$583.7	16
International	348.9	301.7	16
Total net sales	$1,028.7	$885.4	16
	=====	=====
Product line sales
Orthopaedic Implants	$612.8	$530.9	15
MedSurg Equipment	355.4	298.0	19
Physical Therapy Services	60.5	56.5	7
Total net sales	$1,028.7	$885.4	16
	=====	=====

    Stryker Corporation's net sales increased 18% in the first nine months of 2004 to $3,106.8 million from $2,624.0 million in 2003.  Net sales grew by 13% as a result of increased unit volume and changes in product mix; 3% due to changes in foreign currency exchange rates; and 2% as a result of higher selling prices.  For the third quarter of 2004, net sales were $1,028.7 million representing a 16% increase over net sales of $885.4 million in the third quarter of 2003.  Net sales grew by 11% as a result of increased unit volume and favorable product mix; 3% due to changes in foreign currency exchange rates; and 2% as a result of higher selling prices.

    The Company's domestic sales were $2,014.9 million for the first nine months of 2004 and $679.8 million for the third quarter of 2004, representing increases of 19% and 16%, respectively, as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.

    International sales were $1,091.9 million for the first nine months of 2004 and $348.9 million for the third quarter of 2004, representing increases of 18% and 16%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $94.8 million in the first nine months and by $24.9 million in the third quarter.  Excluding the impact of foreign currency, international sales increased 8% in the first nine months and 7% in the third quarter of 2004.

    Worldwide sales of Orthopaedic Implants were $1,876.8 million for the first nine months of 2004 and $612.8 million for the third quarter of 2004, representing increases of 18% and 15%, respectively, based on higher shipments of reconstructive, trauma, spine and micro implant systems, the bone growth factor OP-1 and bone cement.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 13% in the first nine months of 2004 and 12% in the third quarter.

    Worldwide sales of MedSurg Equipment were $1,046.5 million for the first nine months of 2004 and $355.4 million for the third quarter, representing increases of 21% and 19%, respectively, based on higher shipments of powered surgical instruments, endoscopic products, patient handling and emergency medical equipment and surgical navigation systems.  Excluding the impact of foreign currency, sales of MedSurg Equipment increased 18% in the first nine months of 2004 and 17% in the third quarter.

    Physical Therapy Services revenues were $183.5 million for the first nine months of 2004 and $60.5 million for the third quarter of 2004, representing increases of 11% and 7%, respectively, as a result of new physical therapy centers and higher revenues from existing centers.

    Cost of sales in the first nine months of 2004 represented 35.3% of sales compared to 36.5% in the same period of 2003.  In the third quarter, the cost of sales percentage decreased to 35.5% from 37.1% in the third quarter of 2003.  The decrease in the cost of sales percentage in the first nine months and third quarter is partially due to improved manufacturing efficiencies at several of the Company's manufacturing and distribution facilities including its recently completed Mahwah, New Jersey, manufacturing and distribution facility and lower purchase prices of raw materials.

    Research, development and engineering expenses represented 5.0% of sales in both the first nine months of 2004 and 2003 and increased 17% to $154.7 million.  In the third quarter, these expenses increased 24% and represented 5.3% of sales in 2004 compared to 5.0% in 2003. The higher spending level in both periods is the result of increased spending in advance of the Company's product launches in the first nine months of 2004, continued focus on new product development for anticipated product launches throughout the remainder of the year and in future years and, beginning in the third quarter of 2004, spending associated with the continued development of products acquired from SpineCore.

    Selling, general and administrative expenses increased 18% in the first nine months of 2004 and represented 39.0% of sales compared to 39.2% in the same period of 2003.  In the third quarter, these expenses increased 17% and represented 39.1% of sales in 2004 compared to 38.8% in 2003.  The increase in selling, general and administrative expenses is partially due to an increase in sales commission expense as a result of the 18% increase in net sales in the first nine months of 2004 and the 16% increase in net sales in the third quarter of 2004.  In addition, the Company incurred increased insurance costs resulting from increased premiums charged by third-party insurers and the Company's wholly-owned captive insurance company, increased meeting costs and higher amortization expense associated with loaner instrument sets.

    Intangibles amortization increased 22% in the first nine months of 2004 to $35.6 million from $29.1 million in the same period of 2003 and increased 16% in the third quarter of 2004 to $11.6 million from $10.0 million in the same period of 2003.  The increase is partially due to increased amortization of a trademark to be phased out pursuant to the Company's recently adopted branding initiative.

    The purchased in-process research and development charge of $120.8 million recorded in the third quarter of 2004 relates to the acquisition of SpineCore, a development stage company.  At the date of the acquisition, the artificial lumbar and cervical spinal disc implant technologies acquired were in preliminary stages of clinical studies in the United States and had not yet reached technological feasibility.  The upfront payment of $120.0 million, plus certain transaction costs, was allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.

    Interest expense declined to $4.6 million in the first nine months of 2004 from $19.2 million in 2003 and declined to $1.4 million in the third quarter of 2004 from $5.8 million in 2003 as a result of lower outstanding debt balances.

    The Company's effective income tax rates in the first nine months and third quarter of 2004 were 37.5% and 80.1%, respectively, as compared to effective income tax rates for the first nine months and the third quarter of 2003 of 30.5% and 29.5%, respectively.  The reported effective income tax rates for the first nine months and third quarter of 2004 reflect the non-deductibility for U.S. income tax purposes of the purchased in-process research and development charge recognized pursuant to the aforementioned acquisition of SpineCore.  Excluding the impact of the purchased in-process research and development charge, the Company's effective income tax rate was 30.0% in both the first nine months and third quarter of 2004.  In 2003, the Company's effective income tax rate for the first nine months was reduced from 31.0% to 30.5% in the third quarter, thereby reducing income tax expense by $2.3 million.  The income tax rate reduction resulted primarily from increased manufacturing in lower tax jurisdictions.

    Net earnings in the first nine months of 2004 were $303.0 million, a decrease of 5% when compared to net earnings of $319.4 million in the first nine months of 2003.  Basic net earnings per share decreased 5% in the first nine months of 2004 to $.76 from $.80 in 2003, and diluted net earnings per share decreased 6% to $.74 in the first nine months of 2004 from $.79 in 2003.  Net earnings for the third quarter of 2004 were $14.4 million, representing an 87% decrease over net earnings of $107.8 million in the third quarter of 2003.  Basic net earnings per share decreased 85% in the third quarter of 2004 to $.04 from $.27 in 2003, and diluted net earnings per share decreased 85% in the third quarter of 2004 to $.04 from $.26 in 2003.

    Excluding the impact of the purchased in-process research and development charge in the nine month period ended September 30, 2004, adjusted net earnings increased 33% from $319.4 million in 2003 to $423.8 million in 2004.  Adjusted basic net earnings per share increased 33% for the first nine months from $.80 in 2003 to $1.06 in 2004, and adjusted diluted net earnings per share increased 30% from $.79 in 2003 to $1.03 in 2004.  Excluding the impact of the purchased in-process research and development charge in the three month period ended September 30, 2004, adjusted net earnings increased 25% from $107.8 million in 2003 to $135.2 million in 2004.  Adjusted basic net earnings per share increased 26% for the third quarter from $.27 in 2003 to $.34 in 2004, and adjusted diluted net earnings per share increased 27% from $.26 in 2003 to $.33 in 2004.

    This adjusted non-GAAP financial measure does not replace the presentation of the Company's GAAP financial results.  The Company has provided this supplemental non-GAAP financial measure because it provides meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses this non-GAAP financial measure for reviewing the operating results of its business segments and for analyzing potential future business trends in connection with its budget process.  In addition, the Company believes investors will utilize this information to evaluate period-to-period results and to better understand potential future operating results. The Company encourages investors and other users of these financial statements to review its financial statements and other publicly-filed reports in their entirety and to not rely on any single financial measure.  The reconciliation of this non-GAAP financial measure is as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2004	2003	% Change	2004	2003	% Change
Reported net earnings	$14.4	$107.8	(87)	$303.0	$319.4	(5)
Purchased in-process research
and development	120.8	--	--	120.8	--	--
Adjusted net earnings	$135.2	$107.8	25	$423.8	$319.4	33
	====	====		====	====

Basic net earnings per share:
Reported basic net earnings per share	$.04	$.27	(85)	$.76	$.80	(5)
Purchased in-process research
and development	$.30	--	--	$.30	--	--
Adjusted basic net earnings per share	$.34	$.27	26	$1.06	$.80	33

Diluted net earnings per share:
Reported diluted net earnings per share	$.04	$.26	(85)	$.74	$.79	(6)
Purchased in-process research
and development	$.29	--	--	$.29	--	--
Adjusted diluted net earnings per share	$.33	$.26	27	$1.03	$.79	30

Liquidity and Capital Resources

    The Company's working capital at September 30, 2004, increased $308.0 million to $855.1 million from $547.1 million at December 31, 2003.  The increase in working capital resulted from growth in the Company's overall business and the use of strong cash earnings to fully repay amounts outstanding under the Company's accounts receivable securitization program, fund increases in accounts receivable, inventory and prepaid expenses, and to pay current liabilities due in the first nine months of 2004, primarily for accrued bonuses and dividends.  Accounts receivable days sales outstanding, excluding the effect of amounts outstanding ($0 at September 30, 2004 and $150.0 million at December 31, 2003) under the Company's $200.0 million accounts receivable securitization program, increased 3 days to 61 days at September 30, 2004 from 58 days at December 31, 2003.  The higher days sales outstanding at September 30, 2004 is due to an increase in the aging of certain accounts receivable in the United States and Europe.  Days sales in inventory increased 16 days to 136 days at September 30, 2004 from 120 days at December 31, 2003.  The higher days sales in inventory at September 30, 2004 is partially due to increased inventories to support 2004 and anticipated 2005 product launches.

    The Company generated cash of $288.7 million from operations in the first nine months of 2004 compared to $445.8 million in 2003.  In the third quarter, the Company generated cash from operations of $186.1 million compared to $215.2 million in 2003.  The decrease in cash provided by operating activities in the first nine months of 2004 compared to the same period in 2003 is primarily due to the elimination of amounts outstanding under the accounts receivable securitization facility, which utilized $150.0 million of cash in the first nine months, and increases in inventory.  These impacts were partially offset by strong cash earnings and slower growth in trade accounts receivable compared to the prior year.  The decrease in cash provided by operating activities in the third quarter of 2004 compared to the same period in 2003 is primarily due to increases in inventory and loaner instruments provided to customers for new implant products launched during the year.  These increases were partially offset by strong cash earnings.

    In the first nine months of 2004, the Company used cash of $139.1 million for acquisitions, $121.9 million for capital expenditures and $28.0 million for the payment of dividends.  The Company also borrowed an additional $529.9 million under its existing credit facilities to fund cash flow needs during the first nine months of 2004 and made repayments of $540.0 million against the credit facilities.  Total borrowings declined by $9.8 million during the first nine months of 2004.

    The Company had $91.6 million in cash and cash equivalents at September 30, 2004.  The Company had outstanding borrowings totaling $16.3 million at September 30, 2004.  Current maturities of long-term debt at September 30, 2004 were $12.4 million and will decrease to $2.2 million in 2006.  The Company's $750.0 million five-year, non-amortizing, revolving credit agreement expires in December 2006.  The Company believes its cash on hand as well as anticipated cash flows from operations will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures, future acquisitions and required debt repayments.  Should additional funds be required, the Company had $804.3 million of additional borrowing capacity available under all of its existing credit facilities and an additional $200.0 million of eligible accounts receivable which could be sold through its accounts receivable securitization facility at September 30, 2004.

Other Matters

    The Company has certain investments in net assets in international locations that are not hedged that are subject to translation gains and losses due to changes in foreign currencies.  In the first nine months of 2004, the weakening of foreign currencies relative to the U.S. dollar decreased the value of these investments in net assets by $15.4 million.  This loss reduced the previously-recorded cumulative gain from strengthening of foreign currencies that had been recorded as a separate component of stockholders' equity.

Forward-Looking Statements

    The information contained in this report may contain information that includes or is based on forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties.  These statements may be identified by the use of words such as "anticipates," "expects," "estimates," "projects," "intends" and "believes" and variations thereof and other terms of similar meaning.  Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: regulatory actions, including cost-containment measures, that could adversely affect the price of or demand for the Company's products; unanticipated issues arising in connection with the clinical studies and eventual FDA approval of SpineCore's products; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment.

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

    An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers") as of September 30, 2004.  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There was no change to the Company's internal control over financial reporting during the quarter ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b)	Reports on Form 8-K filed during the third quarter of 2004

Form 8-K dated July 15, 2004
Item 12. Results of Operations and Financial Condition

Form 8-K dated July 21, 2004
Item 7. Financial Statements and Exhibits
Item 9. Regulation FD Disclosure

Form 8-K dated August 12, 2004
Item 5. Other Events and Regulation FD Disclosure
Item 7. Financial Statements and Exhibits

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

October 28, 2004	/s/ JOHN W. BROWN
Date	John W. Brown, Chairman
and Chief Executive Officer
(Principal Executive Officer)

October 28, 2004	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President,
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