Form 10-K
period 2004-12-31
STRYKER CORP
filed 2005-03-02
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 0-9165

STRYKER CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-1239739
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2725 Fairfield Road, Kalamazoo, Michigan	49002
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (269) 385-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.10 par value	New York Stock Exchange

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

YES [X]         NO [  ]

Based on the closing sales price of June 30, 2004, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $15,994,986,000.

The number of shares outstanding of the registrant's Common Stock*, $.10 par value, was 402,903,237 at February 28, 2005.

* Note:  These shares have been adjusted to reflect the two-for-one stock split effective May 14, 2004 for stockholders of record on May 3, 2004.  All share and per share data in this report have been adjusted to reflect the stock split as though it had occurred at the beginning of the periods presented.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement filed with the Securities and Exchange Commission relating to the 2005 Annual Meeting of Stockholders (the "2005 proxy statement") are incorporated by reference into Part III.

This report may contain information that includes or is based on forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties.  These statements may be identified by the use of words such as "anticipates," "expects," "estimates," "projects," "intends" and "believes" and variations thereof and other terms of similar meaning.  Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: regulatory actions, including cost-containment measures, that could adversely affect the price of or demand for the Company's products; unanticipated issues arising in connection with clinical studies and eventual United States Food and Drug Administration (FDA) approval of osteogenic protein-1 (OP-1), SpineCore's products or other new product introductions; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment.

While the Company believes that the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate.  All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

REGISTERED TRADEMARKS

Stryker Corporation or its subsidiaries own the registered trademarks ABG, Accolade, Apex, BoneSource, CentPillar, Chaperone, Crossfire, DEKOMPRESSOR, Duracon, FlexiCore, Formula, Gamma, Grosse & Kempf, Hoffman, Howmedica, Hummer, i-Suite, Monutube, MX-PRO, Neptune, NRG, Omnifit, OP-1, Opus, Osteonics, PainPump, Partnership, Passport, Reflex, Restoration, Scorpio, SIDNE, Simplex P, Solar, SpineCore, SpinePlex, STAIR-PRO, Stryker, Stryker Leibinger, T2, Triathlon, Trident, Xia and Zoom; the trademarks 3-chip, Asnis, Avon, CerviCore, ConstaVac, Dall-Miles, EIUS, Exeter, Gamma, Glideaway, Hoffman II Compact, Kinemax, Lock-Rite, MRS, OASYS, Omega, PureFix, Ray Threaded Fusion Cage, Revolution, S2, SDC Pro2, Secur-Fit, TenXor, Triax and the service mark Physiotherapy Associates.

Not all products referenced in this report are approved or cleared for sale, distribution or use in the United States.

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

Stryker's filings with the United States Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are accessible free of charge at www.stryker.com within the "For Investors" link.

In the third quarter of 2004, the Company completed its acquisition, by merger, of SpineCore, Inc. (SpineCore), a developer of artificial lumbar and cervical discs.  This acquisition is expected to enhance the Company's presence in the spinal implant market, an important growth area within its Orthopaedic Implants segment.

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

PRODUCT SALES

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, spine and micro implant systems, bone cement and the bone growth factor OP-1.  The MedSurg Equipment segment sells powered surgical instruments, surgical navigation systems, endoscopic products, medical video imaging equipment and hospital beds and stretchers.  The Other category includes Physical Therapy Services and corporate administration, interest expense and interest income.  The following amounts (in millions) and percentages represent business segment and domestic/international net sales during each of the three years ended December 31:

	2004		2003		2002
	$	%	$	%	$	%
Business Segment Sales:
Orthopaedic Implants	$2,562.5	60%	$2,192.5	61%	$1,798.3	60%
MedSurg Equipment	1,454.9	34	1,209.8	33	1,011.8	33
Physical Therapy Services	244.9	6	223.0	6	201.5	7
	$4,262.3	100%	$3,625.3	100%	$3,011.6	100%
	======	====	======	====	======	====

Domestic/international sales:
Domestic	$2,753.0	65%	$2,333.4	64%	$1,973.7	66%
International	1,509.3	35	1,291.9	36	1,037.9	34
Total net sales	$4,262.3	100%	$3,625.3	100%	$3,011.6	100%
	======	====	======	====	======	====

Additional financial information regarding the Company's operating segments and geographic areas can be found under the captions "Results of Operations" on pages 21 through 27 and "Note 12 - Segment and Geographic Data" on pages 52 through 54 of this report.

Approximately 78% of the Company's sales in 2004 and 79% in 2003 and 2002 consisted of products with short lives, such as reconstructive, trauma, spine and micro implants (while implants have a long useful life to the patient, they have a one-time use to the hospital), disposables and expendable tools and parts and service revenues, such as service and repair charges and physical therapy revenues.  The balance of sales in each of the years came from products that could be considered capital equipment, having useful lives in excess of one year.

The Company's backlog of firm orders is not considered material to an understanding of its business.

Orthopaedic Implants

Orthopaedic Implants are designed and manufactured by Stryker Orthopaedics, Stryker Trauma, Stryker Spine, Stryker Leibinger Micro Implants and Stryker Biotech and consist of such products as reconstructive, trauma, spine and micro implant systems, associated instrumentation for surgical implants, bone cement and OP-1.  Artificial joints are made of cobalt chromium, titanium alloys, ceramics or ultrahigh molecular weight polyethylene and are implanted in patients whose natural joints have been damaged by arthritis, osteoporosis, other diseases or injury.  The Company's OP-1 bone growth factor, which induces the formation of new bone when implanted into bone, is composed of recombinant human osteogenic protein-1 and a bioresorbable collagen matrix.

Minimally Invasive Surgery

Many of Stryker's technologically advanced reconstructive implants are suited to minimally invasive surgery (MIS) procedures that are intended to reduce soft-tissue damage and pain while hastening return to function.  The Company supports surgeons with technology, procedural development and specialized instrumentation as they develop new MIS techniques.  During 2003, the Company began the initial introduction of Scorpio Total Knee Minimally Invasive Instrumentation.  This line of instruments is designed to complement the unique, minimally invasive total knee procedure pioneered by a leading orthopaedic surgeon.  This technique can reduce the length of the incision by approximately 70%.  Because of the Company's commitment to responsible science, a multicenter study was conducted to validate the technique's reproducibility and potential benefits, such as reduced pain and earlier return to function.  The EIUS Unicondylar Knee and the Avon Patellofemoral Joint are resurfacing, bone-conserving designs that are used to treat disease isolated to one compartment of the knee.  These pre-total knee treatment options can also be implanted using minimally invasive techniques.

In order to facilitate emerging procedural approaches, the Company has also developed instrumentation for MIS total hip arthroplasty.  The Company's surgical navigation systems are frequently used in MIS procedures to improve the accuracy of measurements and to position the implant.

Stryker Trauma has a market leadership position in the Intramedullary (IM) Hip Screw market due to the minimally invasive nature of the Gamma Nail. Stryker recently launched a new version of the Gamma Nail that can be implanted through an even smaller incision. In addition, surgeons are testing the use of the Company's surgical navigation systems for this procedure as well as in surgery for pelvic fractures.

Hip Implant Systems

Through Stryker Orthopaedics, the Company offers a variety of hip systems for the global reconstructive market.  The ABG Hip System, Partnership Hip System, Secur-Fit Hip System, Omnifit Hip System, Accolade Hip System and Restoration Hip System each represents a comprehensive system of hip implants and associated instrumentation designed to provide physicians and patients with reliable results and to reduce operating time for primary and revision procedures.  The Exeter Total Hip System is based on a unique, collarless, highly polished, double-tapered femoral design that reduces shear stresses and increases compression at the cement/bone interface.  During 2004, the Company began transitioning to its new Restoration Modular Revision Hip System in the United States, Europe, Australia and Canada.  This system offers the revision surgeon flexibility in treating complex stem revisions and restoring patient biomechanics.  The Restoration Modular Revision Hip System also takes advantage of Stryker's long clinical history with hydroxylapatite (HA), a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to bone, by incorporating PureFix HA coating on many components.  The Restoration Modular Revision Hip System complements the Company's existing Restoration HA and Restoration PS monolithic revision systems.

Stryker was the first company to receive clearance from the FDA to commercially release for sale in the United States a hip implant with HA surface treatment.  The Company's global clinical experience with HA-coated hip stems now extends over 15 years, and reported clinical performance continues to equal or exceed that of comparable hip stems reported in the scientific literature.

The Company began a limited launch of its CentPillar Hip System in the Japanese market in 2003, with a full rollout in 2004.  The Taro Hip System and CentPillar Hip System provide lines of products that offer an increased range of motion and a minimally invasive technique preferred by Japanese surgeons for their patients.

On February 3, 2003, the Company received premarket approval (PMA) from the FDA for its ceramic-on-ceramic hip replacement system, the Trident Ceramic Acetabular Insert, for patients in the United States.  Stryker Orthopaedics successfully launched the Trident ceramic insert in the United States in the second quarter of 2003 following successful launches in Europe, Australia and Canada in 2002.  The Trident insert is wear resistant, and it is protected and strengthened by a patented titanium sleeve.  Other technologies used for total hip replacement include metal-on-conventional polyethylene and metal-on-highly crosslinked polyethylene (Crossfire) articulations.  By the end of 2004, approximately 61% of the Company's acetabular inserts sold in the United States utilized Crossfire technology, a highly cross-linked polyethylene designed to reduce wear, and approximately 35% of the inserts utilized the Company's ceramic insert technology.

In 2002, the Company launched the Trident Acetabular Cup system.  This patented design, which allows for the use of either polyethylene inserts or ceramic inserts, positioned the Company well for the launch of its ceramic acetabular products in the United States in 2003.  Trident's two independent locking mechanisms provide maximum security for each bearing surface and increase the strength of the ceramic liner.  Also released in 2002 was the Accolade C-Cemented stem.  This stem complements the Accolade TMZF cementless stem launched in 2001 and incorporates many of the same innovative design features for use with cemented stems.  Accolade C utilizes the simple and efficient Accolade instrumentation system.

The Company entered 2005 with more than 30 years of clinical history with the Exeter Hip System, more than 20 years of clinical history with the Omnifit cemented stem and 15 years of clinical history with the Omnifit HA stem.  Long-term clinical results are an important factor in the Company's ability to market hip implants.

Knee Implant Systems

The Company offers six major knee systems under the Stryker brand name:  the Duracon, Kinemax,  EIUS, Global Modular Replacement System (GMRS), Scorpio and Triathlon systems.  Introduced in 1991 and utilized in more than 500,000 procedures worldwide, the Duracon system combines high levels of joint conformity throughout the range of motion and consistent anatomic tracking.  The DuraconTS and ScorpioTS Revision systems and Modular Rotating Hinge, which were introduced in 1999 and 2001, respectively, completed the product line offerings with implants for complex revision procedures.

Launched on a limited basis in the United States and Europe in 2004, the Triathlon Knee system represents the Company's evolutionary design that has been developed to more closely reproduce natural knee motion and is designed to provide mobility with stability through more than 150 degrees of flexion.  The state-of-the-art Triathlon Knee instrumentation is designed to improve operating room efficiency through a streamlined, integrated system providing options and flexibility to meet surgeons' varying preferences and multiple surgical techniques.

Launched in 2003, the GMRS is a global product that offers a comprehensive solution for severe bone loss in oncology, trauma and revision surgery patients.  GMRS has tibial and femoral components, including a total femur, and a modular rotating hinge knee.  The system employs both titanium and cobalt chrome alloys for strength and lightness of weight, together with the superior flexibility of the hinge.  The MRS system, the predecessor to the GMRS, was the first modular segmental replacement system and has maintained a leadership role in this market segment since its introduction in 1988.

The Kinemax system is focused in markets outside the United States and offers versatility through design principles based on the clinically successful Total Condylar and Kinematic Knee Systems.  Precision-designed Monogram instruments provide a common instrument platform for the Duracon and Kinemax  knee systems.

The Scorpio knee implant design is based on the epicondylar axis of the knee.  This patented approach addresses significant clinical issues, such as improved patient rehabilitation and midflexion stability, through an increase in the patella-femoral moment arm and a single anterior-posterior radius.  The Scorpio Plus Mobile Bearing tibial component was launched in markets outside the United States in 2001 and a clinical trial in the United States is ongoing.  This addition to the Scorpio line provides a competitive entry into the growing, mobile-bearing market segment.  The ScorpioFlex, which is available for both posterior cruciate-retaining and cruciate-substituting indications, is specifically designed for patients who have the ability and motivation to return to high-flexion activities such as gardening and golfing.  ScorpioFlex has enjoyed success in Japan, where it is sold under the trade name Scorpio SuperFlex, and is now being sold in the United States.  The Scorpio system is supported by the Passport instrumentation system, which was designed to provide intraoperative flexibility and precision as well as a simple, cost-effective approach to total knee replacement surgery.

The EIUS Unicondylar Knee replacement system is designed for the quickly growing minimally invasive knee surgery market segment.  This system marries bone-sparing femoral and tibial implants with sophisticated instrumentation and a surgical technique aimed at reducing rehabilitation time for patients.

Knee Navigation 3.0, the next generation of surgical navigation software for total knee replacement, was introduced in 2004.  This image-guided system offers high precision and consistency through unique two-way communication between the computer and the surgical instruments, giving the patient the most precise fit available.  Knee Navigation 3.0 improves the prior version by incorporating more intuitive hardware and software functionality.  Training programs are offered to surgeons to provide for the integration of Knee Navigation technology with total knee and unicondylar knee replacements.

Other Reconstructive Products

The Company markets other reconstructive products, principally shoulder and elbow implants and related instruments, under the Stryker brand name.  The Solar Total Shoulder System provides a unique design for the humeral head that allows the surgeon to adjust tension of the supporting tissues while maximizing range of motion.  The shoulder instruments offer the surgeon increased visibility and access to this tightly confined joint space.  The Solar BiPolar Shoulder provides the surgeon with additional options for addressing rotator cuff arthropathy arthritis of the shoulder and is designed with the patented bipolar locking mechanism that is also used in the Company's hip implants.  The Solar Shoulder product line gives the surgeon increased intraoperative flexibility to restore the patient's shoulder kinematics.  The Solar Total Elbow complements products offered for upper extremity procedures.  The semiconstrained design and modular components address varying types of patient anatomy.

Bone Cement

Simplex bone cement, a material used to secure cemented implants to bone, was first approved for orthopaedic use in the United States in 1971 and is the most widely used bone cement in the world.  The Company manufactures and provides several variations of Simplex bone cement to meet specific patient needs.  Simplex has more than 40 years of clinical history, the longest of any bone cement, with more than 400 published clinical papers.

In 2003, Stryker received FDA clearance to market Simplex P with Tobramycin, a preblended antibiotic bone cement.  The new, blended Simplex, which has been on the market in Europe since 2000, is indicated in the United States for patients who are undergoing the second stage of a two-stage revision for a total joint procedure.

Trauma Implant Systems

Through Stryker Trauma, the Company develops, manufactures and markets its trauma implant systems.  Trauma products, including nailing, plating, hip fracture and external fixation systems, are used primarily in the fixation of fractures resulting from sudden injury. These products consist of internal fixation devices marketed under such names as Gamma, Grosse & Kempf, Omega, Dall-Miles, Asnis, T2 and S2, along with external fixation devices marketed under the Apex, Hoffmann II and Monotube Triax names.

The Company's internal fixation product portfolio includes a full array of intramedullary nails, hip fracture devices and plates and screws in both titanium and stainless steel.  These trauma products complement the total hip and knee replacement offerings mentioned above by offering a restorative option in addition to total replacement.

To address the hip trauma and fracture segment, the Company markets several products, including the IM nail portfolio, led by the T2 Nailing System; the Gamma Nail, a unique IM nail for trochanteric fractures; the Omega hip screw system; the Asnis Cannulated Screw System; and the Hansson pin system, providing a complete offering of surgical solutions for the hip trauma patient.  These hip fracture systems offer orthopaedic surgeons multiple options depending on their preferences and patient needs.

The T2 Nailing System includes femoral, tibial and humeral components with a common instrument platform for accuracy and ease of use.  Building on the success of this titanium nail, the Company introduced the stainless steel S2 tibial and femoral nails in 2003.  The S2 nails are designed to meet the needs of Level 1 trauma centers in the United States as well as broadening the Stryker product line in the rest of the world.  Following an initial release in selected markets during 2003, the Gamma3 intramedullary hip fracture nail was fully launched in the United States, Japan and throughout Europe.  The Gamma3 is based on more than 15 years of Gamma Nail experience and is the third generation of IM short and long Gamma fixation nails.  The new Gamma3 system is designed to facilitate minimally invasive surgery and reduce surgery time through the use of newly designed implants and new instrumentation.  The Asnis Cannulated Screw System can help simplify the operative procedure through features that allow the surgeon to place, insert and remove locking screws easily.

To address the knee trauma segment, Stryker offers the Hoffman II Modular Fixation System and the T2 SCN Nailing System.  The Hoffman II knee-bridging frame is used to stabilize injuries to the knee until definitive treatment with a plate, nail or reconstruction option takes place.  In addition, Stryker offers the T2 SCN Nail, which can be used for definitive treatment of supracondylar femur fractures just above the knee joint. This nail can also be used for periprosthetic fracture fixation for traumatic fractures in patients who have already had a joint replacement.

Stryker has four product lines for upper extremity trauma. The Numelock II Polyaxial Locked Plating system is the only comprehensive, upper extremity,polyaxial periarticular fracture fixation system on the market. The recently introduced T2 Proximal Humeral Nail has been very well received and offers a minimally invasive option for fractures of the humerus. The Universal Distal Radius Set complements the stainless steel Numelock II with a titanium option in distal radius plates and screws. The Universal Distal Radius Set offers a wide array of pre-contoured, variable-sized plates for volar, distal and column approaches and both open reduction and internal fixation techniques.

The Company's external fixation products also include the Hoffmann II Compact, the Monotube Triax monolateral system, the TenXor circular fixation system for complex fractures and a complete range of pins and wires for attaching the devices to fractured bones. The Hoffmann II Compact for upper extremity fractures includes a patented snap-fit mechanism that makes it easy for the surgeon to construct the fixation device to fit the patient and align the fractured bones, and it includes a full selection of lightweight radiolucent connection bars that allow for quick intraoperative fracture repair. The Monotube Triax system is available in three different sizes and includes an adjustable feature that enables the surgeon to not only stabilize fractures, but also to lengthen the bone in cases where bone has been removed due to damage.  The TenXor hybrid frame enables a surgeon to treat complex fractures around the joints with both pins and long transfixing wires.  This attribute is especially useful for patients with multipart fractures near the ankle and knee.  The system features advanced composite materials and is compatible with the Hoffman II snap-fit connection devices.

Spine Implant Systems

Through Stryker Spine, the Company develops, manufactures and markets spine implant products including cervical, thoracolumbar and interbody systems used in spine injury, deformity and degenerative therapies.  Spine implant products comprise plates, rods, screws, connectors, spacers and cages, along with proprietary implant instrumentation.  In 2004, Stryker introduced OASYS, a new fixation system developed to serve posterior cervical fusion, an emerging area of spine surgery. The product was introduced in the United States following a successful launch in the European market during 2003.  Also in 2004, Stryker introduced the Reflex Hybrid anterior cervical plate and the AVS vertebral spacer system.  The Reflex Hybrid features the ability to utilize both fixed and variable angle screws.   The AVS PL spacers represented Stryker's initial product offering in the vertebral spacer category.

In 2004, the Company acquired SpineCore, a developer of artificial lumbar and cervical discs.  Current products under development include the FlexiCore lumbar artificial disc and the CerviCore cervical artificial disc.  FlexiCore is currently involved in a U.S. clinical study under an approved investigational device exemption (IDE) granted by the FDA.  After completion of enrollment in the clinical study, a two-year patient follow-up is planned prior to submission of a PMA application to the FDA.  Submission of a PMA application for the FlexiCore disc is currently estimated to occur as early as 2007.  The Company expects to submit an IDE application to the FDA for the CerviCore cervical disc and begin a clinical study in 2005 which would lead to submission of a PMA application in 2008.

In 2003, Stryker extended the Xia Spinal System by adding a new, low-profile hook system and additional components for anterior fixation

In 2002, the Company acquired SDI, adding the Ray Threaded Fusion Cage interbody system and the SR90D thoracolumbar system to the global product portfolio.  Also in 2002, Stryker introduced enhanced versions of the Xia titanium system and launched the original Reflex anterior cervical plating system.

Stryker Spine's other products include Xia Titanium, Xia Stainless Steel, Diapason, Opus, OIC, Solis and the Stabilis Systems.  The Xia Stainless Steel System, an offering within the Xia Spinal System, is designed to better serve deformity correction requirements, while the Xia Titanium System is a broad spectrum of posterior implants designed to relieve pain by stabilizing the spine in the thoracic, lumbar and sacral regions.  It is accompanied by instrumentation that simplifies the surgical procedures. Diapason and Opus represent the original Stryker "Ball Ring Technology" that has been on the market for over 10 years. Launched in international markets, the OIC, Solis and Stabilis systems are novel interbody fusion devices designed to improve stability and alignment during fusion.

Micro Implant Systems

Through Stryker Leibinger Micro Implants, the Company develops, manufactures and markets plating systems and related products for craniomaxillofacial and hand surgery.  In 2004, the Company extended its Universal Fixation System for craniomaxillofacial surgery with the addition of a cranial/neurological application system and for the hand surgery market with the addition of a distal radius fixation system.  The Hummer 4 was also introduced in 2004 for the ear, nose and throat (ENT) market.  In 2003, the Company extended the Universal Fixation System with the launch of the Midface System.  Also in 2003, BoneSource Classic was introduced, representing an advance in Stryker's BoneSource line of products to include HA.

In 2002, the Company launched the Universal Mandible Plating System. This innovative system accommodates all mandibular fracture and reconstruction needs in one small, simple and easy-to-use system.  The Profyle Modular Hand Plating System, launched in 2002, features simple instrumentation, low-profile implants and a wide variety of screw diameters and plate configurations.

OP-1

More than two decades ago, Stryker saw the potential that orthobiologic products held for orthopaedics in an aging world and began a long-term investment in OP-1, a proprietary, recombinant version of a signaling protein with multiple tissue regeneration properties.  Initial interest focused on the bone growth properties of OP-1.  OP-1 was originally discovered by Creative BioMolecules, Inc. (a company that subsequently merged into Curis, Inc.), with which Stryker funded a long-term development collaboration with a vision to develop the first molecules to stimulate tissue regeneration. Stryker's first therapeutic product, OP-1 Implant, is composed of recombinant human OP-1 and a bioresorbable collagen matrix.  OP-1 is a natural protein that the human body makes to induce bone formation. In preclinical studies, OP-1 induced the formation of new bone when implanted into bony defect sites. Stryker was the first company to enter clinical studies with a bone morphogenic protein, BMP-7 (or OP-1). Studies have been performed in two challenging clinical indications: first, in non-union fractures of long bones, and second, in revision posterolateral spine fusion.

In 2001, Stryker received approval for a Humanitarian Device Exemption (HDE) from the FDA.  This approval in the United States is for the use of OP-1 Implant as an alternative to autograft in recalcitrant long-bone non-unions where use of autograft is not feasible and alternative treatments have failed.  An HDE, as defined by the FDA, is for a product intended to benefit patients by treating or diagnosing a disease or condition that affects fewer than 4,000 individuals per year in the United States.  As of December 31, 2004, more than 600 hospitals had received Institutional Review Board (IRB) approval for OP-1 Implant in patients in the United States under the HDE.

The Company has received market approvals from regulators in Europe, Australia and Canada for the indication of non-union fractures of the tibia that either failed prior to autograft treatment, or when autograft treatment is not feasible, for the treatment of long-bone non-unions secondary to trauma for the purpose of initiating new bone formation or for the clinical indication of long-bone non-unions.  The Company filed a Marketing Authorization Application (MAA) with the European Medicines Evaluation Agency (EMEA) for certain OP-1 uses, and the MAA was accepted for filing in July 1999.  On December 14, 2000, the Committee for Proprietary Medicinal Products (CPMP) in Europe voted unanimously to recommend market authorization for OP-1 Implant (marketed under the name Osigraft) for the indication of non-unions of the tibia that failed prior autograft treatment or when autograft is not feasible.  Final European approval was obtained in May 2001 for this indication.  A New Drug Application with the Therapeutic Goods Administration (TGA) in Australia was filed in December 1999, and in February 2001 the Australian Drug Evaluation Committee (ADEC) recommended the granting of marketing authorization for OP-1 for treatment of long-bone non-unions secondary to trauma for the purpose of initiating new bone formation.  Approval from the TGA was received in April 2001. In February 2002, the Company received approval to market OP-1 in Canada for the clinical indication of long-bone non-unions. Most recently, Switzerland granted approval to market a form of OP-1 in 2004 for the clinical indication of non-union tibial fractures.

With this unique set of global approvals, the Company began to market OP-1.  During the past three years, the increase in the number of patients treated has demonstrated the success of the sales effort and the trust that surgeons have developed in the product based on favorable patient outcomes.

In the United States, Stryker Biotech received a further HDE in May 2004 for revision posterolateral spine fusion following the completion of a pilot clinical study that indicated possible benefit of a new formulation of OP-1, known as OP-1 Putty, for this application.

Demand for OP-1 Implant and OP-1 Putty continued to increase during each quarter of 2004.  Stryker is committed to the further development of OP-1 for spinal indications, including spinal stenosis.  This degenerative condition, which is widespread in the over-65 population, causes severe pain in the lower back and legs as a result of abnormal movement in the lower spine.  Spinal fusion is used to stabilize the spine and reduce stenotic pain.  Fusing the spine with OP-1 can eliminate the need for painful additional surgery to harvest bone from the patient's hip to use in the fusion process.

Currently, the Company is conducting a multicenter pivotal trial in the United States and Canada for posterolateral spine fusion using the new product, OP-1 Putty, to treat degenerative spondylolisthesis.  In 2003 the Company completed enrollment in this trial.  The Company currently anticipates that the evaluation of the 297 enrolled patients will be completed in late 2005.

In October 2002, the Company entered into an agreement with Curis, Inc., which eliminated all royalties payable to Curis relating to future Stryker sales of OP-1. Under the terms of the agreement, the Company made a one-time cash payment to Curis and subsequently owns the patents on its osteogenic protein technology and has exclusive worldwide rights under those patents to develop, market and sell OP-1 for treatment, repair or replacement of bone and joint tissue.

MedSurg Equipment

MedSurg Equipment products include powered surgical instruments, surgical navigation systems, endoscopic products, medical video imaging equipment and hospital beds and stretchers.  These products are designed and manufactured by Stryker Instruments, Stryker Endoscopy and Stryker Medical.

The Stryker Instruments and Stryker Endoscopy product portfolios include micro-powered tools and instruments that are used in orthopaedics, functional endoscopic sinus surgery, neurosurgery, spinal surgery and plastic surgery. The Total Performance System (TPS) is a universal surgical system that can be utilized within several medical specialties. The TPS U2 Drill, introduced in 2000, and TPS Burs are designed for use by spine surgeons and neurosurgeons, while the TPS MicroDriver and TPS Sagittal Saw are designed for use by sports physicians and plastic surgeons.  The Elite attachment line with a proprietary extendable bar system and Saber Drill for ENT surgery were added in 2001 to further extend the TPS system in spine, neurosurgery and ENT applications. The TPS System also powers Stryker Endoscopy Shaver Systems and certain products within Stryker Leibinger Micro Implants' Hummer line.

Powered Surgical Instruments and Operating Room Equipment

Through Stryker Instruments, the Company offers a broad line of powered surgical instruments that are used by all surgical specialties for drilling, burring, rasping or cutting bone in small bone orthopaedics, neurosurgical, spine and ENT procedures; wiring or pinning bone fractures; and preparing hip or knee surfaces for the placement of artificial implants. Stryker Instruments also manufactures an array of different attachments and cutting accessories for use by orthopaedic, neurological and small-bone specialists.

In 2004, Stryker launched the CORE electric console for use with its line of CORE powered instruments. The CORE platform console is a technological advancement on the precision and versatility offered by the TPS console platform and offers integrated irrigation, multi-handpiece functionality and a standardized user interface.

In 2003, Stryker launched the CORE platform of micro-powered surgical instruments in the U.S. market.  This platform includes specialty-driven handpieces, including those for spine and neurosurgery procedures, providing increased power and torque, greater speed and precision cutting.  The CORE platform is a technological advancement on the precision and versatility offered by the TPS platform.

In 2002, the Company launched System 5, its fifth-generation product offering of its flagship, heavy-duty, battery-powered surgical instruments. This line provides enhanced cutting speed and torque as well as versatility in an ergonomic handpiece system.  Applications for this line include total joint, trauma and sports medicine procedures.

Stryker Instruments also produces products that are utilized in conjunction with joint replacement surgery.  In 2004, Stryker introduced the Revolution Cement Mixing System, representing an improved design over its existing Advanced Cement Mixing System.  The Revolution system is designed to provide one solution for mixing all surgical cements, in addition to offering mixing efficacy, safety and ease of use.  Interpulse is a disposable, self-contained pulsed lavage system that is used by physicians to cleanse the surgical site during total joint arthroplasty. The ConstaVac CBC II Blood Conservation System is a postoperative wound drainage and blood reinfusion device that enables joint replacement patients to receive their own blood rather than donor blood.

In 2002, the Company introduced the PainPump2, a disposable system that offers electronically controlled flow rates of pain medication directly to the surgical site to help manage a patient's postoperative discomfort. This innovative design allows the physician to program the pump and provides a patient-controlled analgesia (PCA) option, previously unavailable to the market in a disposable pump.  In 2003, Stryker made product improvements to the PainPump2, allowing the pump to be programmed to extend continuous peripheral nerve blockage during surgery and provide non-narcotic pain management following the procedure.

As part of a broad surgical product portfolio, Stryker works closely with hospitals and other health-care organizations to promote safety for patients and medical staff.  The Neptune Waste Management System represents Stryker's leading product for waste management in the operating room.  The self-contained device, first introduced in 2000 and consistently improved, collects and disposes of fluid and smoke waste from surgical procedures, minimizing the need for operator intervention and therefore the risk of exposure.  In 2004, the Company introduced the Neptune Bronze platform, which provides a low-cost alternative to its operating room waste management solution.  Stryker also markets the Sterishield T4 Personal Protection System, combining a helmet, hood and gown to help provide protection for operating room personnel from infection, cross-contamination and harmful microorganisms.

Interventional Pain Products

Through Stryker Instruments, the Company offers SpinePlex, a variation of its surgical Simplex bone cement for applications in both vertebroplasty and kyphoplasty.  In 2004, Stryker also introduced a next-generation radiofrequency system for chronic pain management that greatly enhances the user interface while simplifying the system operation.   In 2002, Stryker acquired the DEKOMPRESSOR product line from Pain Concepts Inc. The DEKOMPRESSOR is a single-use disposable device indicated for the percutaneous removal of disc nucleus material, offering an early, less invasive approach to mitigating back and leg pain associated with contained lumbar herniations.  This important advance in lumbar disc pain management, along with Stryker's offerings in Percutaneous Cement Delivery and Radiofrequency Denervation, allows Stryker to focus on the Interventional Pain Management marketplace.

Surgical Navigation Systems

Through Stryker Instruments, the Company launched the Navigation System II Cart and Camera as well as Hip 2.0, Uni-knee, and Knee 3.0 for use with the Stryker Navigation System in 2004.  All of these new product offerings are imageless platforms incorporating more intuitive hardware and software functions that result in increased ease of use, less invasive procedures and reduced surgical time.  In 2002, the Company introduced its new surgical navigation software module for fluoroscopic image-guided surgery.  This software, designed for the Stryker Navigation System, allows surgeons to employ image-guided surgery in conjunction with intraoperative fluoroscopic images.

Endoscopic Products and Medical Video Imaging Equipment

Stryker Endoscopy produces and markets medical video-imaging and communications equipment and instruments for arthroscopy, general surgery and urology.  Stryker Endoscopy has established a position of leadership in the production of medical imaging video technology and accessories for minimally invasive surgery, as well as communications equipment to provide local or worldwide interconnectivity.  Products include medical video cameras, digital documentation equipment, digital image software, arthroscopes, laparoscopes, powered surgical instruments, sports medicine instrumentation and implants, radio frequency ablation systems, irrigation fluid management systems, i-Suite operating room solutions and state-of-the-art equipment for telemedicine and enterprise-wide connectivity.  Stryker's line of rigid scopes, which range in diameter from 2.3 millimeters to 10 millimeters, contains a series of precision lenses as well as fiber optics that allow the physician to view internal anatomy with a high degree of clarity.

In 2004, Stryker introduced the next-generation 3-chip camera, the 1088HD, bringing high-definition video to the operating room.  To accommodate the recording of high-definition images, the Company introduced the Stryker Digital Capture (SDC) HD digital documentation system.  Additionally, Stryker launched its Image Portal business to provide state-of-the-art digital image capture manipulation and storage to orthopaedic clinics and offices.  Another milestone was the introduction of best-in-class scope technology with the U-500 FlexVision flexible ureteroscope.  Stryker also launched its Formula shaver system, which is small, light and equipped with radio frequency identification (RFID), which facilitates communication between the blade and console.

In 2003, Stryker extended its market-leading 988 Digital 3-Chip camera by introducing a fully autoclavable model for more efficient sterilization.  The 3-Chip cameras continue to provide multispecialty video imaging through several product generations.  In addition, the Company introduced the Stryker Integrated Delivery Network (SIDNE), a voice-activated operating room network, in 2003.  Also in 2003, Stryker signed an exclusive license and distribution services agreement with a third party to provide distribution services for certain allograft products for sports medicine applications in the United States.  Allografts are used in numerous sports medicine procedures, including the repair of anterior cruciate ligaments.

In 2002, Stryker continued its leading market share position with the i-Suite Operating Room.  An enhancement that changed the way minimally invasive surgery is documented is the SDC Pro 2 surgical DVD documentation system, which was developed to store high quality digital images to a DVD drive and distribute images on an existing hospital network.

Hospital Beds and Stretchers

Stryker Medical is a leader in the stretcher products segment, offering a wide variety of stretchers customized to fit the needs of acute care and specialty surgical care facilities. In 2004, Stryker Medical launched a completely new concept in stretcher design, the M-Series Stretcher.  With a focus on patient safety and product mobility, the M-Series features Stryker's Glideaway siderails that provide maximum coverage when raised and a zero-transfer-gap when lowered; a 700-pound weight capacity; an integrated transfer board; and four-wheel, steel- ring brakes for stability. The M-Series provides customers with three different mobility options to suit their transportation needs: a fifth wheel for enhanced steering, Big Wheel technology for increased maneuverability and the self-propelled Zoom technology. All three mobility options provide a safe and comfortable surface for patients while reducing the risk of back injury for hospital staff.

Stryker also produces beds that are designed to fit the unique needs of specialty departments within the acute care environment.  New in 2004, the MA204 medical/surgical bed features low bed-height for safe patient ingress and exit. The MA204 also offers the optional Chaperone center-of-gravity bed-exit system with Zone Control to help prevent patient falls.  Zone Control is a feature that enables the caregiver to adjust the sensitivity of the bed-exit system to accommodate different patient needs. Stryker's innovative design extended to the labor and delivery market in 2004 with the introduction of the LD304 birthing bed, which features a removable foot section with the unique Lock-Rite system. Stryker has a complete line of ICU beds for critical care and step-down units.  The beds incorporate advanced features that facilitate patient care, such as in-bed scales that accurately weigh the patient regardless of bed position and a radiolucent surface that facilitates chest x-rays without moving the patient from the bed.  Stryker also offers a continuum of mattresses as an option with its frames.  The Company's legacy of innovation in the prehospital market continued in 2004 with the launch of the MX-PRO BT ambulance cot with a weight capacity of 850 pounds for use in the emergency medical services transport market. To facilitate patient transport up and down stairs, Stryker offers the STAIRPRO series of stair chairs.

Other

Other includes Physical Therapy Services.  Physiotherapy Associates provides physical, occupational and speech therapy services to patients recovering from orthopaedic or neurological illness and injury through a network of 428 outpatient physical therapy centers in 25 states and the District of Columbia.  Physiotherapy Associates works closely with referring physicians to design and execute rehabilitation protocols with the goal of quick recoveries for injured workers, athletes and other patients.

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

Total expenditures for product research, development and engineering were $211.0 million in 2004, $180.2 million in 2003 and $141.4 million in 2002.  Research, development and engineering expenses represented 5.0% of sales in both 2004 and 2003, compared with 4.7% of sales in 2002.   The higher spending levels are the result of final development spending in advance of the Company's product launches and continued focus on new product development for anticipated future product launches, together with, beginning in the third quarter of 2004, spending associated with the continued development of products acquired from SpineCore.  Recent new product introductions in the Orthopaedic Implants and MedSurg segments are more fully described under the caption "Product Sales" on pages 4 through 14 of this report.

MARKETING

Domestic sales accounted for 65% of total revenues in 2004.  Most of the Company's products are marketed directly to more than 6,000 hospitals and to other health-care facilities and doctors by approximately 2,350 sales and marketing personnel in the United States.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 35% of total revenues in 2004.  The Company's products are sold in more than 100 countries through more than 1,750 local dealers and direct sales efforts.  Local dealer support and direct sales are coordinated by approximately 1,900 sales and marketing personnel.  Stryker distributes its products through sales subsidiaries and branches with offices located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.  Stryker exports products to dealers and to customers in Africa, Bangladesh, China, the CIS (former Soviet Union), Cyprus, India, Indonesia, Ireland, Korea, Latin America, Malaysia, the Middle East, the Philippines, Taiwan, Thailand, Turkey, Vietnam and Yugoslavia.  Additional information regarding the Company's international and domestic operations and sales appears in "Note 12 - Segment and Geographic Data" on pages 52 through 54 of this report.

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

In the spinal implant segment, the Company is one of four leaders, including the principal competitors Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Spine, Inc. (a subsidiary of Johnson & Johnson), and Synthes-Stratec.

In the craniomaxillofacial segment, Stryker is one of four leaders, together with the principal competitors Synthes-Stratec, Walter Lorenz Surgical, Inc. (a subsidiary of Biomet, Inc.), and KLS Martin L.P.

The Company believes that several companies are engaged in the research and development of morphogenic proteins for the repair of hard and soft tissues that would compete with the Company's OP-1 product.  Medtronic Sofamor Danek has received FDA approval for its recombinant bone morphogenetic protein ("rhBMP-2") for certain spine, trauma and orthopaedic indications including the treatment of acute, open fractures of the tibial shaft and spinal fusion surgeries.  A number of companies currently provide various other therapies, including allografts, bone fillers and electrical stimulation devices for the treatment, repair or replacement of bone and joint tissue.  The Company believes that its OP-1 product, which is approved for limited trauma and spine indications in certain markets and is currently in clinical trials for other indications, would ultimately compete with these products and with traditional therapies, such as autograft and allograft.

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

The Company's primary competitor in the patient-handling segment is Hill-Rom Company, Inc. (a division of Hillenbrand Industries, Inc.).  In the specialty stretcher segment, the primary competitors are Hausted, Inc. (a subsidiary of STERIS Corporation), Hill-Rom Company, Inc., and Midmark Hospital Products Group (a subsidiary of Ohio Medical Instrument Company, Inc.).  In the emergency medical services segment, Ferno-Washington, Inc., is the Company's principal competitor.

In the United States outpatient physical and occupational rehabilitation segment, the Company's primary competitors are independent, therapist-owned practices and hospital-based services, in addition to other national rehabilitation companies, including HEALTHSOUTH Corporation and NovaCare Rehabilitation (a division of Select Medical Corporation).

The principal factors that the Company believes differentiate it in these highly competitive market segments and enable it to compete effectively are innovation, reliability, service and reputation.  The Company is not able to predict the effect that continuing efforts to reduce health-care expenses generally and hospital costs in particular will have on the future sales of its products or its competitive position.  (See "Regulation and Product Quality.")  The Company believes that its competitive position in the future will depend to a large degree on its ability to develop new products and make improvements to existing products.  While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or attribute of a product represents a unique design or process.  Patent or trademark protection of such products restricts competitors from duplicating these unique designs and features.  Stryker seeks to obtain patent protection on its products whenever possible.  The Company currently owns approximately 860 United States patents and 1,450 international patents.

MANUFACTURING AND SOURCES OF SUPPLY

The Company's manufacturing processes consist primarily of precision machining, metal fabrication and assembly operations; the forging and investment casting of cobalt chrome; and the finishing of cobalt chrome and titanium.  In addition, the Company is the sole manufacturer of its OP-1 product.  Approximately 9% of the Company's cost of sales in 2004 represented finished products that were purchased complete from outside suppliers.  The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components, and uses outside sources for certain finishing operations, such as plating, hardening and coating of machined components and sterilization of certain products.  The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys.  In all, purchased parts and components from outside sources were approximately 41% of the total cost of sales in 2004.

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

Most of the Company's new products fall into FDA classifications that require notification of and review by the FDA before marketing, submitted as a 510(k).  The Company's FlexiCore and CerviCore artificial disc products and OP-1 products require extensive clinical testing, consisting of safety and efficacy studies, followed by PMA applications for specific surgical indications.

Stryker also is subject to the laws that govern the manufacture and distribution of medical devices of each country in which the Company manufactures or sells products.  The member states of the European Union ("EU") have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries.  These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain Community European (CE) marks for their products.  Stryker has authorization to apply the CE mark to its hip, knee, upper extremity, trauma, spine and micro implant systems, bone cement, powered surgical instruments, surgical navigation systems, endoscopic products, medical video imaging equipment and hospital beds and stretchers.  The Company's OP-1 product has been considered a drug under the regulations for Europe, Australia and Japan.

The Company's Physiotherapy Associates, Inc., subsidiary is subject to various federal and state regulations regarding the provision of physical therapy services.  The primary entities administering these regulations are the Centers for Medicare & Medicaid Services, CHAMPUS, state workers compensation agencies, state insurance commissioners and state licensing agencies.

Government agencies, legislative bodies and private-sector initiatives to limit the growth of health-care costs, including price regulation and competitive pricing, are continuing in markets where the Company does business.  It is impossible to predict at this time the long-term impact of such cost-containment measures on the Company's future business.

EMPLOYEES

At December 31, 2004, the Company had 15,891 employees worldwide, including 5,704 involved in manufacturing, warehousing and distribution operations; 4,307 in sales and marketing; 936 in research, development and engineering; 3,406 providing physical, occupational and speech therapy; and the balance in general management and administration.  Certain international employees are covered by collective bargaining agreements that are updated annually.  The Company believes that its employee relations are satisfactory.

ITEM 2.	PROPERTIES

The Company has the following properties:

			Square	Owned/
Location	Segment	Use	Feet	Leased

Mahwah, New Jersey	Orthopaedic Implants	Manufacturing of reconstructive implants	475,000	Owned
Limerick, Ireland	Orthopaedic Implants	Manufacturing of reconstructive implants and OP-1	130,000	Owned
Herouville, France	Orthopaedic Implants	Manufacturing of reconstructive implants	130,000	Owned
Kiel, Germany	Orthopaedic Implants	Manufacturing of trauma implants	147,000	Owned
Selzach, Switzerland	Orthopaedic Implants	Manufacturing of trauma implants	78,000	Owned
Bordeaux, France	Orthopaedic Implants	Manufacturing of spinal implants	74,000	Owned
Bordeaux, France	Orthopaedic Implants	Manufacturing of spinal implants	31,000	Leased
Carrigtwohill, Ireland	Orthopaedic Implants and MedSurg Equipment	Manufacturing of reconstructive implants and powered surgical instruments	154,000	Owned
Hopkinton, Massachusetts	Orthopaedic Implants	Manufacturing of OP-1	69,000	Leased
West Lebanon, New Hampshire	Orthopaedic Implants	Manufacturing of OP-1	106,000	Owned
Portage, Michigan	MedSurg Equipment	Manufacturing of powered surgical instruments and patient-handling and emergency medical equipment	401,000	Owned
Arroyo, Puerto Rico	MedSurg Equipment	Manufacturing of powered surgical instruments and endoscopic products	220,000	Leased
Kalamazoo, Michigan	MedSurg Equipment	Manufacturing of patient-handling equipment	90,000	Owned

			Square	Owned/
Location	Segment	Use	Feet	Leased

L'Islet, Canada	MedSurg Equipment	Manufacturing of patient-handling equipment	134,000	Owned
San Jose, California	MedSurg Equipment	Manufacturing of endoscopic products	165,000	Leased
Flower Mound, Texas	MedSurg Equipment	Manufacturing of endoscopic products	73,000	Leased
Freiburg, Germany	MedSurg Equipment	Manufacturing of micro implants and surgical	88,000	Owned
		navigation systems
Stetten, Germany	MedSurg Equipment	Manufacturing of micro implants	29,000	Owned
Kalamazoo, Michigan	Other	Corporate headquarters	35,000	Leased
Various	Other	Physical therapy clinics	1,599,000	Leased

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

Each of the properties listed above is suitable and adequate for the manufacture and distribution of the Company's products.  To meet anticipated future demand for certain product offerings, the Company is currently expanding certain manufacturing and distribution facilities including facilities for the manufacturing of OP-1, spinal implants, powered surgical instruments and patient-handling and emergency medical equipment.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a defendant in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.  The Company records amounts for losses that are deemed to be probable and subject to reasonable estimate.  The Company does not anticipate material losses as a result of these proceedings beyond amounts already provided for.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS

Certain information with respect to the executive officers of the Company is set forth in Item 10 of this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is traded on the New York Stock Exchange under the symbol SYK.   Quarterly stock prices appear under the caption "Summary of Quarterly Data (Unaudited)" on page 56 of this report and dividend information for the years ended December 31, 2004 and 2003 under the caption "Summary of Operations" in Item 6 below.  The Company's Board of Directors considers a year-end cash dividend annually at its December meeting.

In the fourth quarter of 2004, the Company issued 240 shares of Common Stock as performance incentive awards to certain employees.  The shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

On February 28, 2005, there were 3,900 stockholders of record of the Company's Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The financial information for each of the five years in the period ended December 31, 2004 is set forth below (dollars in millions, except per share amounts):

SUMMARY OF OPERATIONS
	2004	2003	2002	2001		2000
Net sales	$4,262.3	$3,625.3	$3,011.6	$2,602.3		$2,289.4
Cost of sales	1,510.1	1,312.4	1,111.2	963.8		815.2
Gross profit	2,752.2	2,312.9	1,900.4	1,638.5		1,474.2

Research, development and engineering expenses	211.0	180.2	141.4	142.1		122.2
Selling, general and administrative expenses	1,652.2	1,416.0	1,165.4	985.4		885.6
Intangibles amortization	47.8	45.4	28.9	38.4		34.7
Purchased in-process research and development	120.8	--	--	--		--
Restructuring and acquisition-related charges (credits)	--	--	17.2	0.6		(1.0)
	2,031.8	1,641.6	1,352.9	1,166.5		1,041.5
Operating income	720.4	671.3	547.5	472.0		432.7

Other expense (income)	3.4	18.8	40.8	66.3		97.8
Earnings before income taxes and extraordinary item	717.0	652.5	506.7	405.7		334.9
Income taxes	251.3	199.0	161.1	133.9		113.9
Earnings before extraordinary item	465.7	453.5	345.6	271.8		221.0
Extraordinary loss, net of income taxes	--	--	--	(4.8)		--
Net earnings	$465.7	$453.5	$345.6	$267.0		$221.0
	====	====	====	====		====

Net earnings per share of common stock (a):
Basic	$1.16	$1.14	$.87	$.69	(b)	$.57
Diluted	$1.14	$1.11	$.85	$.67	(b)	$.55

Dividend per share of common stock (a)	$.09	$.07	$.06	$.05		$.04

Average number of shares outstanding - in millions (a):
Basic	401.2	397.8	395.1	392.5		390.3
Diluted	410.3	406.8	407.7	406.1		402.3

(a) Adjusted for the two-for-one stock splits effective May 12, 2000 and May 14, 2004.

(b) Excludes net extraordinary loss per share of $.01 basic and $.01 diluted.

FINANCIAL AND STATISTICAL DATA

	2004	2003	2002	2001	2000
Cash and marketable securities	349.4	65.9	37.8	50.1	54.0
Working capital	1,029.1	563.2	443.8	459.7	379.6
Current ratio	1.9	1.7	1.6	1.9	1.6
Property, plant and equipment - net	700.5	604.7	519.2	444.0	378.1
Capital expenditures	187.8	144.5	139.0	161.9	80.7
Depreciation and amortization	250.9	229.7	186.1	172.0	168.6
Total assets	4,083.8	3,159.1	2,815.5	2,423.6	2,430.8
Long-term debt, including current maturities	10.0	26.1	501.7	722.6	1,012.5
Stockholders' equity	2,752.0	2,154.8	1,498.2	1,056.2	854.9
Return on average equity	19.0%	24.8%	27.1%	27.9%	29.0%
Net cash provided by operating activities	593.3	648.5	516.2	473.2	331.8
Number of stockholders of record	3,784	3,084	2,983	2,886	2,904
Number of employees	15,891	14,762	14,045	12,839	12,084

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, spine and micro implant systems, bone cement and the bone growth factor osteogenic protein-1 (OP-1).  The MedSurg Equipment segment sells powered surgical instruments, surgical navigation systems, endoscopic products, medical video imaging equipment and hospital beds and stretchers.  The Other category includes Physical Therapy Services and corporate administration, interest expense and interest income.

Domestic sales accounted for 65% of total revenues in 2004.  Most of the Company's products are marketed directly to more than 6,000 hospitals and to doctors and other health-care facilities by approximately 2,350 sales and marketing personnel in the United States.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 35% of total revenues in 2004.  The Company's products are sold in more than 100 countries through more than 1,750 local dealers and direct sales forces.  Local dealer support and direct sales are coordinated by approximately 1,900 local and regional sales and marketing personnel.  Stryker distributes its products through sales subsidiaries and branches with offices located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.  Stryker exports products to dealers and to customers in Africa, Bangladesh, China, the CIS (former Soviet Union), Cyprus, India, Indonesia, Ireland, Korea, Latin America, Malaysia, the Middle East, the Philippines, Taiwan, Thailand, Turkey, Vietnam and Yugoslavia.

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

Outlook for 2005

The Company's outlook for 2005 continues to be optimistic regarding the markets it participates in and the underlying growth rates in orthopaedic procedures.  The Company expects diluted net earnings per share for 2005 to approximate $1.74, excluding the anticipated impact from the recognition of the cost of employee stock options as more fully described in Other Matters.  The financial expectations for 2005 include a net sales increase of approximately 15% as a result of strong growth in shipments of Orthopaedic Implants and MedSurg Equipment, favorable foreign currency exchange rate movements and higher revenue from Physical Therapy Services.  If foreign currency exchange rates hold at current levels, the Company anticipates a favorable impact on net sales in the first quarter and full year of 2005 of approximately $15 million and $75 million, respectively.  Excluding the effect of foreign currency exchange rates, the Company expects sales growth of approximately 13% in 2005, which is comparable to the 14% sales growth, excluding the effect of foreign currency exchange rates, reported for the full year of 2004.

The Company has paid off substantially all previously outstanding borrowings under its existing credit facilities and eliminated the amounts previously outstanding under its accounts receivable securitization facility and expects to generate cash earnings (net earnings plus noncash adjustments) in excess of its needs to fund future working capital requirements.   The Company anticipates investing in future business growth, including business and product line acquisitions to supplement its current product offerings, loaner instrumentation for surgical implants in support of new product launches and future building expansions, including manufacturing facility expansions for certain divisions.

Results of Operations

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales			Percentage Change
	2004	2003	2002	2004/2003	2003/2002
Net sales	100.0%	100.0%	100.0%	18%	20%
Cost of sales	35.4	36.2	36.9	15	18
Gross profit	64.6	63.8	63.1	19	22
Research, development and engineering expenses	5.0	5.0	4.7	17	27
Selling, general and administrative expenses	38.8	39.1	38.7	17	22
Intangibles amortization	1.1	1.3	1.0	5	57
Purchased in-process research and development	2.8	--	--	--	--
Restructuring and acquisition-related items	--	--	0.6	--	(100)
Operating income	16.9	18.5	18.2	7	23
Other expense (income)	0.1	0.5	1.4	(82)	(54)
Earnings before income taxes	16.8	18.0	16.8	10	29
Income taxes	5.9	5.5	5.3	26	24
Net earnings	10.9%	12.5%	11.5%	3	31
	====	====	====

The table below sets forth domestic/international and product line sales information:

	Net Sales (in millions)			Percentage Change
	2004	2003	2002	2004/2003	2003/2002
Domestic/international sales:
Domestic	$2,753.0	$2,333.4	$1,973.7	18%	18%
International	1,509.3	1,291.9	1,037.9	17	24
Total net sales	$4,262.3	$3,625.3	$3,011.6	18	20
	======	======	======
Product line sales:
Orthopaedic Implants	$2,562.5	$2,192.5	$1,798.3	17	22
MedSurg Equipment	1,454.9	1,209.8	1,011.8	20	20
Physical Therapy Services	244.9	223.0	201.5	10	11
Total net sales	$4,262.3	$3,625.3	$3,011.6	18	20
	======	======	======

The table below sets forth additional sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment product lines on both a reported basis and excluding the impact of changes in foreign currency exchange rates:

	Percentage Change
	2004/2003		2003/2002
		Constant		Constant
	Reported	Currency	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	14%	9%	20%	14%
Knees	18	14	18	13
Trauma	17	11	25	15
Spine	18	15	40	35
Micro implants	16	12	11	4

Worldwide MedSurg Equipment sales:
Powered surgical instruments and
surgical navigation systems	17	15	21	17
Endoscopic products and medical video
imaging equipment	21	20	21	19
Patient handling and emergency
medical equipment	25	23	12	10

2004 Compared with 2003

Stryker Corporation's net sales increased 18% in 2004 to $4,262.3 million from $3,625.3 million in 2003.  Net sales grew by 13% as a result of increased unit volume and changes in product mix; 3% due to changes in foreign currency exchange rates; and 2% related to higher selling prices.

Domestic sales were $2,753.0 million for 2004, representing an increase of 18% as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.  International sales were $1,509.3 million for 2004, representing an increase of 17% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $120.8 million for 2004.  Excluding the impact of foreign currency, international sales increased 7% in 2004.

Worldwide sales of Orthopaedic Implants were $2,562.5 million for 2004, representing an increase of 17% as a result of higher shipments of reconstructive, trauma, spine and micro implant systems, bone cement and the bone growth factor OP-1.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 13% for the year.  Sales of hip implant systems increased 14% during the year, 9% excluding changes in foreign currency exchange rates.  Sales growth for hip products slowed during 2004 primarily due to tougher comparables resulting from the launch of the Trident ceramic-on-ceramic hip system in the United States in the second quarter of 2003.  Sales of knee implant systems increased 18% during the year, 14% excluding changes in foreign currency exchange rates, due to strong growth in Scorpio and Duracon knee systems in the United States.  Sales of trauma implant systems increased 17% during the year, 11% excluding changes in foreign currency exchange rates, as a result of the full-scale launch of the Gamma3 Hip Fracture System in the United States, Japan and Europe in 2004.  Strong growth in the Company's T2 Nailing System, both in the United States and internationally, also drove trauma sales growth in 2004.  Sales of spinal implant systems increased 18% during the year, 15% excluding changes in foreign currency exchange rates, primarily due to strong sales growth of cervical and interbody products in the United States.  Sales of micro implant systems increased 16% during the year, 12% excluding changes in foreign currency exchange rates, as a result of solid worldwide sales of craniomaxillofacial products.

Worldwide sales of MedSurg Equipment were $1,454.9 million for 2004, representing an increase of 20% as a result of higher shipments of powered surgical instruments and surgical navigation systems, endoscopic products, and patient handling and emergency medical equipment. Excluding the impact of foreign currency, sales of MedSurg Equipment increased 18% for the year.  Sales of powered surgical instruments and surgical navigation systems increased 17% during the year, 15% excluding changes in foreign currency exchange rates, due to strong sales growth in heavy-duty powered instruments, interventional pain products and surgical navigation systems both domestically and in Europe.  Sales of endoscopic products increased 21% during the year, 20% excluding changes in foreign currency exchange rates, as a result of solid growth in medical video imaging equipment and sports medicine products in the United States.  Sales of patient handling and emergency medical equipment increased 25% during the year, 23% excluding changes in foreign currency exchange rates, due to strong growth in hospital beds and emergency medical equipment both domestically and in the international markets.

Physical Therapy Services revenues were $244.9 million for 2004, representing an increase of 10% with 6% of the growth resulting from new physical therapy centers and 4% of the increase coming from higher revenues at existing centers.

Cost of sales represented 35.4% of sales in 2004 compared with 36.2% in 2003.  The lower cost of sales percentage in 2004 is partially due to increased average selling prices for the Company's products and improved manufacturing efficiencies at several of the Company's manufacturing and distribution facilities, including its recently completed Mahwah, New Jersey, manufacturing and distribution facility, and lower purchase prices of raw materials, including cobalt chromium and titanium alloys.

Research, development and engineering expenses represented 5.0% of sales in both 2004 and 2003. These expenses increased 17% in 2004 to $211.0 million.  The higher spending level is the result of final development spending in advance of the Company's product launches in 2004 and continued focus on new product development for anticipated future product launches, together with, beginning in the third quarter of 2004, spending associated with the continued development of products acquired from SpineCore.  New product introductions in 2004 in the Orthopaedic Implants segment included the Restoration Modular Hip System in the United States and Europe, the Triathlon Knee System in the United States and Europe, the Scorpio NRG knee and CentPillar hip systems in the Japanese market, a worldwide launch of the OASYS posterior cervical fixation system and a full-scale launch of the Gamma3 Hip Fracture System in the United States, Japan and Europe.  The Triathlon system represents the Company's evolutionary design developed to more closely reproduce natural knee motion and to provide mobility with stability through more than 150 degrees of flexion.  Within the MedSurg Equipment segment, new product introductions in 2004 included a new video platform with the 1088 High Definition Camera, the first fully digital, high-definition, progressive-scan medical video camera, and the new M-Series stretcher, designed to fit the needs of acute care and specialty surgical care facilities.

Selling, general and administrative expenses increased 17% in 2004 and represented 38.8% of sales compared with 39.1% in 2003.  The 17% increase in selling, general and administrative expenses is partially due to an increase in sales commission expense as a result of the 18% increase in net sales in 2004, increased meeting costs and higher amortization expense associated with loaner instrument sets.  In addition, the Company incurred a $12.1 million increase in insurance costs during 2004 resulting from increased premiums charged by third-party insurers and its wholly owned captive insurance company established in 2003 as more fully described in Other Matters.

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

Interest expense declined to $6.8 million in 2004 from $22.6 million in 2003, primarily as a result of lower outstanding debt balances.

The effective income tax rate was 35.0% in 2004.  The reported effective income tax rate for 2004 reflects the nondeductibility for U.S. income tax purposes of the purchased in-process research and development charge recognized pursuant to the aforementioned acquisition of SpineCore.  Excluding this nondeductible charge, the Company's effective income tax rate was reduced to 30.0% in 2004 compared with 30.5% in 2003 primarily as a result of increased manufacturing in lower tax jurisdictions such as Ireland and Puerto Rico.

Net earnings increased 3% to $465.7 million from $453.5 million in 2003; basic net earnings per share increased 2% to $1.16 in 2004 from $1.14 in 2003; and diluted net earnings per share increased 3% to $1.14 in 2004 from $1.11 in 2003.

Excluding the impact of the $120.8 million purchased in-process research and development charge recorded in the third quarter of 2004, adjusted net earnings increased 29% from $453.5 million in 2003 to $586.5 million in 2004; adjusted basic net earnings per share increased 28% from $1.14 in 2003 to $1.46 in 2004; and adjusted diluted net earnings per share increased 29% from $1.11 in 2003 to $1.43 in 2004.

This adjusted financial measure does not replace the presentation of the Company's reported financial results stated under generally accepted accounting principles (GAAP).  The Company has provided this supplemental non-GAAP financial measure because it provides meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses this non-GAAP financial measure for reviewing the operating results of its business segments and for analyzing potential future business trends in connection with its budget process.  In addition, the Company believes investors will utilize this information to evaluate period-to-period results and to better understand potential future operating results.  The Company encourages investors and other users of these financial statements to review its Consolidated Financial Statements and other publicly filed reports in their entirety and to not rely solely on any single financial measure.  The reconciliation of this non-GAAP financial measure is as follows (in millions):

	2004	2003	% Change
Reported net earnings	$465.7	$453.5	3%
Purchased in-process research and development	120.8	--	--
Adjusted net earnings	$586.5	$453.5	29
	====	====

Basic net earnings per share:
Reported basic net earnings per share	$1.16	$1.14	2
Purchased in-process research and development	$.30	--	--
Adjusted basic net earnings per share	$1.46	$1.14	28

Diluted net earnings per share:
Reported diluted net earnings per share	$1.14	$1.11	3
Purchased in-process research and development	$.29	--	--
Adjusted diluted net earnings per share	$1.43	$1.11	29

2003 Compared with 2002

Stryker Corporation's net sales increased 20% in 2003 to $3,625.3 million from $3,011.6 million in 2002.  Net sales grew by 12% as a result of increased unit volume and changes in product mix; 5% due to changes in foreign currency exchange rates; 2% related to higher selling prices; and 1% as a result of acquired businesses.

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

Worldwide sales of Orthopaedic Implants were $2,192.5 million for 2003, representing an increase of 22% as a result of higher shipments of reconstructive, trauma, spine and micro implant systems, bone cement and the bone growth factor OP-1.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 16% for the year.  Sales of hip implant systems increased 20% during the year, 14% excluding changes in foreign currency exchange rates.  Sales growth for hip products was primarily driven by the launch of the Trident ceramic-on-ceramic hip system in the United States in the second quarter of 2003.  Sales of knee implant systems increased 18% during the year, 13% excluding changes in foreign currency exchange rates, due to strong growth in Scorpio and Duracon knee systems in the United States and in Scorpio systems in Japan and the Pacific region.  Sales of trauma implant systems increased 25% during the year, 15% excluding changes in foreign currency exchange rates, as a result of strong growth in the intramedullary nail product portfolio in the United States, led by the T2 Nailing System, and strong growth in hip fracture and external fixation products in Japan.  Sales of spinal implant systems increased 40% during the year, 35% excluding changes in foreign currency exchange rates, primarily due to incremental sales of interbody cages resulting from the third quarter 2002 acquisition of Surgical Dynamics Inc. in the United States and strong domestic and international growth in thoracolumbar implant products.

Worldwide sales of MedSurg Equipment were $1,209.8 million for 2003, representing an increase of 20% as a result of higher shipments of powered surgical instruments and surgical navigation systems, endoscopic products, and patient handling and emergency medical equipment. Excluding the impact of foreign currency, sales of MedSurg Equipment increased 16% for the year.  Sales of powered surgical instruments and surgical navigation systems increased 21% during the year, 17% excluding changes in foreign currency exchange rates, due to strong sales growth in heavy-duty powered instruments, micro-powered tools and interventional pain products both domestically and in Europe and domestic sales growth of the DEKOMPRESSOR discectomy probe acquired in the fourth quarter of 2002.  Sales of endoscopic products increased 21% during the year, 19% excluding changes in foreign currency exchange rates, as a result of strong growth in medical video imaging equipment and arthroscopic products in the United States.  Sales of patient handling and emergency medical equipment increased 12% during the year, 10% excluding changes in foreign currency exchange rates, due to strong domestic growth in hospital beds and emergency medical equipment.

Physical Therapy Services revenues were $223.0 million for 2003, representing an increase of 11% with 8% of the growth resulting from new physical therapy centers and 3% of the increase coming from higher revenues at existing centers.

Cost of sales represented 36.2% of sales compared with 36.9% in 2002.  The lower cost of sales percentage in 2003 was due to the faster sales growth in the higher margin Orthopaedic Implants business and an increase in the absorption of fixed manufacturing costs caused by increased production at certain of the Company's manufacturing plants to meet current demand.

Research, development and engineering expenses represented 5.0% of sales in 2003 compared with 4.7% in 2002.  The higher spending level was the result of final development spending in advance of the Company's product launches in 2003 and continued focus on new product development for anticipated future product launches.  New product introductions in 2003 included the Trident Ceramic Acetabular System, Simplex P with Tobramycin Bone Cement and the CORE platform of micro-powered surgical instruments in the United States market and the System 5 heavy-duty, battery-powered surgical instruments in Europe.

Selling, general and administrative expenses increased 22% in 2003 and represented 39.1% of sales compared with 38.7% in 2002.  The 22% increase in selling, general and administrative expenses was partially due to an increase in sales commission expense as a result of the 20% increase in net sales in 2003.  In addition, the Company incurred a $14.0 million increase in insurance costs during 2003 resulting from increased premiums charged by third-party insurers and a wholly owned captive insurance company established in 2003 as more fully described in Other Matters.  The increase in selling, general and administrative expenses as a percentage of sales in 2003 was primarily due to higher distribution costs associated with the increased sales mix of Orthopaedic Implants, increased amortization of loaner instrument sets, the increase in insurance costs and higher advertising costs associated with the Company's previously announced patient education campaign.

The increase in intangibles amortization to $45.4 million in 2003 from $28.9 million in 2002 was primarily the result of the increased intangible assets recorded as a result of the July 1, 2002 acquisition of the Surgical Dynamics Inc. spinal implant business (SDI) from Tyco International Ltd.  In addition, the Company recorded a $6.5 million charge related to a trademark impairment resulting from a branding initiative adopted by the Company in the fourth quarter of 2003.  The branding initiative is intended to improve the Company's customers' and other stakeholders' overall awareness of Stryker's capabilities.  The charge is included in intangibles amortization in the consolidated statements of earnings.

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

Net earnings increased 31% to $453.5 million from $345.6 million in 2002; basic net earnings per share increased 31% to $1.14 in 2003 from $.87 in 2002; and diluted net earnings per share increased 31% to $1.11 in 2003 from $.85 in 2002.

Excluding the impact of the restructuring and acquisition-related items for the year ended December 31, 2002, adjusted net earnings increased 27% from $357.1 million in 2002 to $453.5 million in 2003.  Adjusted basic net earnings per share increased 27% from $.90 in 2002 to $1.14 in 2003.  Adjusted diluted net earnings per share increased 26% from $.88 in 2002 to $1.11 in 2003.

This adjusted financial measure does not replace the presentation of the Company's reported financial results stated under GAAP.  The Company has provided this supplemental non-GAAP financial measure because it provides meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses this non-GAAP financial measure for reviewing the operating results of its business segments and for analyzing potential future business trends in connection with its budget process.  In addition, the Company believes investors will utilize this information to evaluate period-to-period results and to better understand potential future operating results.  The Company believes that the economic nature of the restructuring charge and the acquisition-related credit were sufficiently unique that similar items were not recorded in the prior two fiscal years, nor were they reasonably likely to recur within two years.  In addition, the Company believes that the financial impact of each of these individual items was insignificant by the end of 2004.  The Company encourages investors and other users of these financial statements to review its Consolidated Financial Statements and other publicly filed reports in their entirety and to not rely solely on any single financial measure.  The reconciliation of this non-GAAP financial measure is as follows (in millions):

	2003	2002	% Change
Reported net earnings	$453.5	$345.6	31%
Restructuring charge	--	14.1	--
Acquisition-related credit	--	(2.6)	--
Adjusted net earnings	$453.5	$357.1	27
	====	====

Basic net earnings per share:
Reported basic net earnings per share	$1.14	$.87	31
Restructuring charge	--	$.04	--
Acquisition-related credit	--	($.01)	--
Adjusted basic net earnings per share	$1.14	$.90	27

Diluted net earnings per share:
Reported diluted net earnings per share	$1.11	$.85	31
Restructuring charge	--	$.03	--
Acquisition-related credit	--	($.01)	--
Adjusted diluted net earnings per share	$1.11	$.88	26

Liquidity and Capital Resources

The Company's working capital at December 31, 2004 increased $465.9 million to $1,029.1 million from $563.2 million at December 31, 2003.  The increase in working capital resulted from growth in the Company's overall business and the use of cash earnings to fully repay amounts outstanding under the Company's accounts receivable securitization program and to fund increases in accounts receivable, inventory, prepaid expenses and loaner instrumentation for surgical implants.  Accounts payable and other accrued liabilities increased in 2004 as a result of the growth in the business, higher obligations for sales commissions, royalties, non-income-based taxes, increased reserves for legal claims and assessments and increases in other accrued liabilities.  Accounts receivable days sales outstanding, excluding the effect of amounts outstanding ($0 at December 31, 2004 and $150.0 million at December 31, 2003) under the Company's $200.0 million accounts receivable securitization facility, was 58 days at both December 31, 2004 and 2003.  Days sales in inventory increased 2 days to 122 days at December 31, 2004 from 120 days at December 31, 2003.  The higher days sales in inventory is partially due to increased inventories to support 2004 and anticipated 2005 product launches.

The Company generated cash of $593.3 million from operations in 2004 compared with $648.5 million in 2003.  The reduction in cash from operations in 2004 compared to the prior year is primarily due to the repayment of all amounts previously outstanding under the accounts receivable securitization facility representing an operating cash usage of $150.0 million in 2004 compared with an operating cash source of $20.0 million in 2003.  The generation of cash of $593.3 million in 2004 is the result of cash earnings and increases in accounts payable, current income taxes payable and accrued expenses.  These items were partially offset by the aforementioned repayment of amounts outstanding under the accounts receivable securitization facility and increases in loaner instrumentation and accounts receivable from increased sales.  In 2004, the Company used cash of $144.7 million for acquisitions, $187.8 million for capital expenditures and $28.0 million for the payment of dividends.  During 2004, the Company repaid the remaining $15.5 million of debt outstanding under the Company's Unsecured Credit Facility from the Howmedica acquisition.  Total borrowings declined by $16.1 million after adjusting for the effects of foreign currency translation.

In 2004, the Company used cash of $187.8 million for capital expenditures, including $36.1 million related to the expansion of the Company's manufacturing facility in West Lebanon, New Hampshire, and $20.7 million related to the construction of the Company's new manufacturing facilities in Portage, Michigan.

The Company had $349.4 million in cash and cash equivalents at December 31, 2004.  The Company also had outstanding borrowings totaling $10.0 million at that date.  Current maturities of long-term debt at December 31, 2004 are $9.3 million.  The Company believes its cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures and future acquisitions to supplement its current product offerings.  Should additional funds be required, the Company had $826.0 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $750.0 million five-year, nonamortizing, revolving credit agreement that expires in December 2006.  In addition, the Company had $200.0 million of eligible accounts receivable that could be sold through its accounts receivable securitization facility at December 31, 2004.

The Company's future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in millions):

	Payment Period
	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$9.3	$0.0	$0.7	$0.0	$0.0	$0.0
Operating leases	51.0	44.0	37.4	29.0	19.3	49.6
Unconditional purchase obligations	230.2	0.0	0.0	0.0	0.0	0.0

The Company's additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year

Unsecured revolving credit agreement and other lines of credit	$826.0	$99.9	$726.1

Critical Accounting Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Management evaluates these estimates and assumptions on an ongoing basis.  Estimates are based on historical experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes that of its significant accounting policies (see Note 1 to the Consolidated Financial Statements), an understanding of the following critical accounting policies is important in obtaining an overall understanding of the Consolidated Financial Statements.

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

Inventory Reserves

The Company maintains reserves for excess and obsolete inventory resulting from the potential inability to sell its products at prices in excess of current carrying costs.  The markets in which the Company operates are highly competitive, with new products and surgical procedures introduced on an ongoing basis.  Such marketplace changes may cause some of the Company's products to become obsolete.  The Company makes estimates regarding the future recoverability of the costs of these products and records a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends.  If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which could unfavorably affect future operating results.

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

At December 31, 2004, the Company had outstanding forward currency exchange contracts to purchase $137.7 million and sell $173.1 million of various currencies (principally United States dollars and euros) with maturities ranging principally from 30 to 180 days.  The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points.  A hypothetical 10% change in exchange rates for these currencies would change the December 31, 2004 fair value by approximately $6.1 million.  The Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of the counterparties.

The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies that are deferred and recorded as a separate component of stockholders' equity.  For the year ended December 31, 2004, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets, and the related deferred gain in stockholders' equity, by $102.2 million to $209.9 million.

The Company is partially self-insured for product liability claims.  In 2003, the Company established a wholly owned captive insurance company in the United States to manage its self-insured retention limits.  The captive insurance company provides insurance reserves for estimated liabilities for product claims incurred but not reported based on actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.

In December 2003, the Company announced that its subsidiary Physiotherapy Associates, Inc., and Stryker received a subpoena from the United States Attorney's Office in Boston, Massachusetts, in connection with a Department of Justice investigation of Physiotherapy Associates' billing and coding practices. Physiotherapy Associates provides physical, occupational and speech therapy services to patients through 428 outpatient centers in the United States as of December 31, 2004 and represented 6% of Stryker's net sales for each of the years ended December 31, 2004 and 2003.  Revenues derived from billings to U.S. federal health-care programs approximated 14% of Physiotherapy Associates' revenues during these periods. The Company is fully cooperating with the Department of Justice regarding this matter.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the Act).  The Act creates a temporary incentive for United States corporations to repatriate accumulated income earned in foreign jurisdictions by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations, and significant uncertainty remains about the way to interpret numerous provisions in the Act.  Due to these factors, the Company is not yet in a position to determine whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States.  Based on its current analysis, the Company may repatriate up to $800.0 million, with a related income tax expense and liability of up to $56.0 million.  The Company plans to finalize its assessment after Congress or the Treasury Department provides additional clarifying language on key elements of the repatriation provision.

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement No. 123, Share-Based Payment.  This revision supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  This revision requires companies to recognize the cost of stock options based on the grant-date fair value pursuant to their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period.  Pursuant to the requirements of the Statement, the Company plans to adopt the provisions of the standard during the third quarter of 2005 using the modified-retrospective transition method provided in the Statement.  Under this method, the Company will restate all prior periods presented on a consistent basis.  The Company does not believe the adoption of this Statement will have a material impact on the trend of net earnings or net earnings per share.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in the Results of Operations and Other Matters sections of the Company's Management's Discussion and Analysis of Financial Condition on pages 21 through 27 and 29 through 30, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders of Stryker Corporation:

We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stryker Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan
February 4, 2005

CONSOLIDATED BALANCE SHEETS
Stryker Corporation and Subsidiaries

(in millions, except per share amounts)	December 31
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$349.4	$65.9
Accounts receivable, less allowance of $54.7 ($48.9 in 2003)	751.1	498.6
Inventories	552.5	467.9
Deferred income taxes	407.5	307.2
Prepaid expenses and other current assets	82.1	58.0
Total current assets	2,142.6	1,397.6

Property, Plant and Equipment
Land, buildings and improvements	471.9	406.9
Machinery and equipment	752.8	673.2
	1,224.7	1,080.1
Less allowance for depreciation	524.2	475.4
	700.5	604.7
Other Assets
Goodwill	506.3	493.4
Other intangibles, less accumulated amortization of $200.7 ($151.2 in 2003)	456.9	472.1
Loaner instrumentation, less accumulated amortization of $375.7 ($377.4 in 2003)	202.4	134.8
Deferred income taxes	38.6	26.1
Other	36.5	30.4
	1,240.7	1,156.8
	$4,083.8	$3,159.1
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$214.5	$137.8
Accrued compensation	244.0	207.9
Income taxes	187.0	138.9
Accrued expenses and other liabilities	458.7	342.5
Current maturities of long-term debt	9.3	7.3
Total current liabilities	1,113.5	834.4

Long-Term Debt, Excluding Current Maturities	0.7	18.8
Other Liabilities	217.6	151.1
Stockholders' Equity
Common stock, $.10 par value:
Authorized-1,000.0 shares
Outstanding-402.5 shares (399.4 in 2003)	40.3	39.9
Additional paid-in capital	218.1	150.2
Retained earnings	2,297.6	1,868.1
Deferred stock-based compensation	(2.3)	(3.0)
Accumulated other comprehensive gain	198.3	99.6
Total stockholders' equity	2,752.0	2,154.8
	$4,083.8	$3,159.1
	======	======

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Stryker Corporation and Subsidiaries

(in millions, except per share amounts)	Years ended December 31
	2004	2003	2002

Net sales	$4,262.3	$3,625.3	$3,011.6
Cost of sales	1,510.1	1,312.4	1,111.2
Gross profit	2,752.2	2,312.9	1,900.4

Research, development and engineering expenses	211.0	180.2	141.4
Selling, general and administrative expenses	1,652.2	1,416.0	1,165.4
Intangibles amortization	47.8	45.4	28.9
Purchased in-process research and development	120.8	--	--
Restructuring and acquisition-related items	--	--	17.2
	2,031.8	1,641.6	1,352.9
Operating income	720.4	671.3	547.5

Other expense (income):
Interest expense	6.8	22.6	40.3
Other	(3.4)	(3.8)	0.5
	3.4	18.8	40.8
Earnings before income taxes	717.0	652.5	506.7
Income taxes	251.3	199.0	161.1
Net earnings	$465.7	$453.5	$345.6
	====	====	====

Net earnings per share of common stock:
Basic	$1.16	$1.14	$0.87
Diluted	$1.14	$1.11	$0.85

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Stryker Corporation and Subsidiaries

(in millions, except per share amounts)					Accumulated
		Additional		Deferred	Other
	Common	Paid-In	Retained	Stock-Based	Comprehensive
	Stock	Capital	Earnings	Compensation	Gain (Loss)	Total

Balances at January 1, 2002	$39.3	$63.6	$1,120.7	$0.0	($167.4)	$1,056.2
Net earnings for 2002	--	--	345.6	--	--	345.6
Unrealized gains on securities of $0.3, net of $0.1 income tax expense	--	--	--	--	0.2	0.2
Unrealized gains related to cash flow hedges	--	--	--	--	9.3	9.3
Unfunded pension losses, net of $3.4 income tax benefit	--	--	--	--	(6.4)	(6.4)
Foreign currency translation adjustments	--	--	--	--	79.4	79.4
Comprehensive earnings for 2002	--	--	--	--	--	428.1
Issuance of 2.8 shares of common stock under stock option and benefit plans, including $22.5 income tax benefit	0.3	37.3	--	--	--	37.6
Cash dividend declared of $.06 per share of common stock	--	--	(23.7)	--	--	(23.7)
Balances at December 31, 2002	39.6	100.9	1,442.6	0.0	(84.9)	1,498.2
Net earnings for 2003	--	--	453.5	--	--	453.5
Unrealized losses on securities of $0.4, net of $0.1 income tax benefit	--	--	--	--	(0.3)	(0.3)
Unrealized gains related to cash flow hedges	--	--	--	--	9.2	9.2
Unfunded pension losses, net of $0.2 income tax benefit	--	--	--	--	(0.7)	(0.7)
Foreign currency translation adjustments	--	--	--	--	176.3	176.3
Comprehensive earnings for 2003	--	--	--	--	--	638.0
Issuance of 3.1 shares of common stock under stock option and benefit plans, including $35.7 income tax benefit	0.3	45.9	--	--	--	46.2
Issuance of 0.1 shares of restricted stock	--	3.4	--	(3.4)	--	0.0
Amortization of deferred stock-based compensation	--	--	--	0.4	--	0.4
Cash dividend declared of $.07 per share of common stock	--	--	(28.0)	--	--	(28.0)
Balances at December 31, 2003	39.9	150.2	1,868.1	(3.0)	99.6	2,154.8
Net earnings for 2004	--	--	465.7	--	--	465.7
Unrealized gains on securities of $0.4, net of $0.1 income tax expense	--	--	--	--	0.3	0.3
Unfunded pension losses, net of $0.6 income tax benefit	--	--	--	--	(3.8)	(3.8)
Foreign currency translation adjustments	--	--	--	--	102.2	102.2
Comprehensive earnings for 2004	--	--	--	--	--	564.4
Issuance of 3.1 shares of common stock under stock option and benefit plans, including $39.8 income tax benefit	0.4	67.9	--	--	--	68.3
Amortization of deferred stock-based compensation	--	--	--	0.7	--	0.7
Cash dividend declared of $.09 per share of common stock	--	--	(36.2)	--	--	(36.2)
Balances at December 31, 2004	$40.3	$218.1	$2,297.6	($2.3)	$198.3	$2,752.0
	====	====	=====	====	====	=====

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Stryker Corporation and Subsidiaries
(in millions)

	Years ended December 31
	2004	2003	2002
Operating Activities
Net earnings	$465.7	$453.5	$345.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	102.7	97.2	86.3
Amortization	148.2	132.5	99.8
Income tax benefit from exercise of stock options	39.8	35.7	22.5
Purchased in-process research and development	120.8	--	--
Restructuring and acquisition-related items	--	--	17.2
Payments of restructuring and acquisition-related liabilities	(3.8)	(14.7)	(4.9)
Provision for losses on accounts receivable	18.4	15.9	16.0
Deferred income tax credit	(65.5)	(32.9)	(1.8)
Other	10.2	8.7	1.9
Changes in operating assets and liabilities, net of
effects of acquisitions:
Proceeds from (reductions of) accounts receivable securitization	(150.0)	20.0	--
Accounts receivable	(93.5)	(75.9)	(64.4)
Inventories	(63.0)	(5.8)	7.0
Loaner instrumentation	(161.4)	(90.3)	(84.6)
Accounts payable	68.3	24.6	(3.2)
Payments of acquisition purchase liabilities	(0.2)	(0.8)	(3.5)
Accrued expenses	139.0	77.3	65.4
Income taxes	40.0	3.9	26.9
Other	(22.4)	(0.4)	(10.0)
Net cash provided by operating activities	593.3	648.5	516.2

Investing Activities
Acquisitions, net of cash acquired	(144.7)	(10.8)	(173.6)
Purchases of property, plant and equipment	(187.8)	(144.5)	(139.0)
Proceeds from sales of property, plant and equipment	8.5	3.7	0.8
Net cash used in investing activities	(324.0)	(151.6)	(311.8)

Financing Activities
Proceeds from borrowings	538.6	664.5	611.6
Payments on borrowings	(556.0)	(1,144.6)	(836.6)
Dividends paid	(28.0)	(23.7)	(19.7)
Proceeds from exercise of stock options	37.3	26.9	19.7
Other	18.7	0.6	0.1
Net cash provided by (used in) financing activities	10.6	(476.3)	(224.9)
Effect of exchange rate changes on cash and cash equivalents	3.6	7.5	8.2
Increase (decrease) in cash and cash equivalents	283.5	28.1	(12.3)
Cash and cash equivalents at beginning of year	65.9	37.8	50.1
Cash and cash equivalents at end of year	$349.4	$65.9	$37.8
	====	====	====

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
December 31, 2004
(in millions, except per share amounts)

NOTE 1
SIGNIFICANT ACCOUNTING POLICIES

Business: Stryker Corporation (the "Company" or "Stryker") develops, manufactures and markets joint replacements, trauma, spine and micro implant systems, orthobiologics, powered surgical instruments, surgical navigation systems and endoscopic products, as well as patient handling and emergency medical equipment.  Stryker also provides outpatient physical therapy services in the United States.

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

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

Cash Equivalents and Investments: Cash equivalents are highly liquid investments with a maturity of three months or less when purchased.  Investments include marketable equity securities and other investments classified in other assets.  Other investments consist primarily of mutual funds that are acquired to offset changes in certain liabilities related to deferred compensation arrangements and are expected to be used to settle these liabilities.

The Company's investments are stated at fair value based on quoted market prices. Interest, dividends and realized gains and losses on the sale of cash equivalents and marketable equity securities are included in other expense (income).  Adjustments to the fair value of marketable equity securities and other investments that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in stockholders' equity.  Adjustments to the fair value of other investments that are classified as trading are recorded in earnings as offsets to the related changes in liabilities under deferred compensation arrangements.

Accounts Receivable:  Accounts receivable consists of trade and other miscellaneous receivables.  The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable.  The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends.

Accounts Receivable Securitization: As amended and restated on April 24, 2003, the Company has an accounts receivable securitization facility pursuant to which certain subsidiaries of the Company sell on an ongoing basis all of their domestic accounts receivable to Stryker Funding Corporation (SFC), a wholly owned special-purpose subsidiary of the Company, which in turn may sell up to an aggregate of a $200.0 undivided percentage ownership interest in such receivables to bank-administered multiseller commercial paper conduits.  Creditors of SFC have a claim to its assets before any equity becomes available to the Company.

There were no amounts of undivided percentage ownership interests in accounts receivable sold by SFC under the facility as of December 31, 2004 and $150.0, net of SFC's retained interest, at December 31, 2003.  The accounts receivable sold are reflected in the consolidated balance sheet at December 31, 2003 as a reduction of accounts receivable.  The amount of receivables sold is subject to change monthly, based on the level of defined eligible receivables less contractual reserves. The Company's retained interest in accounts receivable held by SFC, which is in the form of a subordinated note, represents an overcollateralization of the undivided interest sold.  This retained interest totaled $320.3 and $107.1 at December 31, 2004 and 2003, respectively.  Discount expense associated with the securitization facility, including the conduit's financing cost of issuing its commercial paper, was $1.3 in 2004, $2.6 in 2003 and $2.7 in 2002 and is included in selling, general and administrative expenses.

Inventories: Inventories are stated at the lower of cost or market.  Cost for approximately 83% of inventories is determined using the lower of first-in, first-out (FIFO) cost or market.  Cost for certain domestic inventories is determined using the last-in, first-out (LIFO) cost method.  The FIFO cost for all inventories approximates replacement cost.

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

Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets.  Other intangible assets include developed technology, which is amortized on a straight-line basis over 20 years, and customer relationships (which reflect expected continued customer patronage), trademarks and patents, which are amortized on a straight-line basis over 5 to 40 years (weighted average life of 14 years for other intangible assets).

Loaner Instrumentation: Loaner instrumentation represents the net book value of loaner instruments for surgical implants provided to customers by the Company.  Loaner instrumentation is amortized on a straight-line basis over a three-year period.  Amortization expense for loaner instrumentation is included in selling, general and administrative expenses.

Income Taxes: The Company accounts for income taxes using the liability method.  Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.  Deferred income tax credit represents the change in net deferred tax assets and liabilities during the year.

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

Derivative Financial Instruments: The Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  The Company enters into forward currency exchange contracts to manage these economic risks.  From 1998 through December 2003, the Company entered into interest rate swap contracts with various maturity dates to manage the economic impact of fluctuations in interest rates.

The Company follows the provisions of Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and No. 138, in accounting for its derivative financial instruments.  The Statements require the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the changes in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings (see Note 2).

Legal and Other Contingencies:  The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters.  The potential future outcomes of these matters are outside of management's complete control and will generally not be known for prolonged periods of time.  In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements.  In legal matters for which management has sufficient information to reasonably estimate the Company's future obligations, a liability representing management's best estimate of the probable cost for the resolution of these legal matters is recorded.  The estimates are based on consultation with outside counsel, previous settlement experience and settlement strategies.

Comprehensive Gain (Loss): The components of accumulated other comprehensive gain (loss) are as follows:

		Unrealized		Foreign	Accumulated
	Unrealized	Gains (Losses)	Unfunded	Currency	Other
	Gains (Losses)	on Cash Flow	Pension	Translation	Comprehensive
	on Securities	Hedges	Losses	Adjustments	Gain (Loss)
Balances at January 1, 2003	($0.7)	($9.2)	($6.4)	($68.6)	($84.9)
Other comprehensive gain (loss) for 2003	(0.3)	9.2	(0.7)	176.3	184.5
Balances at December 31, 2003	(1.0)	$0.0	(7.1)	107.7	99.6
Other comprehensive gain (loss) for 2004	0.3	===	(3.8)	102.2	98.7
Balances at December 31, 2004	($0.7)		($10.9)	$209.9	$198.3
	====		====	====	====

Stock Options: At December 31, 2004, the Company has key employee and director stock option plans, which are described more fully in Note 8.  The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans.  Under Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the measurement date (date of grant).  Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share would have been as follows:

	2004	2003	2002
Net earnings:
As reported	$465.7	$453.5	$345.6
Deduct: Compensation expense --
fair value method	(25.7)	(19.1)	(17.1)
Pro forma	$440.0	$434.4	$328.5
	====	====	====

Basic net earnings per share:
As reported	$1.16	$1.14	$0.87
Pro forma	$1.10	$1.09	$0.83

Diluted net earnings per share:
As reported	$1.14	$1.11	$0.85
Pro forma	$1.08	$1.07	$0.82

The weighted-average fair value per share of options granted during 2004, 2003 and 2002, estimated on the date of grant using the Black-Scholes option pricing model, was $16.83, $15.19 and $11.47, respectively.  The fair value of options granted was estimated on the date of grant using the following assumptions:

	2004	2003	2002
Risk-free interest rate	1.94%	2.27%	3.76%
Expected dividend yield	0.19%	0.18%	0.18%
Expected stock price volatility	34.3%	35.8%	37.4%
Expected option life	6.5 years	6.5 years	6.5 years

Recently Issued Accounting Standards:  In December 2004, the FASB issued a revision to Statement No. 123, Share-Based Payment.  This revision supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  This revision requires companies to recognize the cost of stock options, based on the grant-date fair value, granted pursuant to their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period.  Pursuant to the requirements of the Statement, the Company plans to adopt the provisions of the Statement during the third quarter of 2005 using the modified-retrospective transition method provided in the Statement.  Under this method, the Company will restate all prior periods presented on a consistent basis.  The pro forma effect of adopting this Statement is disclosed above and is not expected to have a material impact on the trend of net earnings or earnings per share.

Reclassifications:  Certain prior year amounts have been reclassified to conform with the presentation used in 2004.

NOTE 2
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The following is a summary of the Company's investments:

		Gross
		Unrealized	Estimated
	Cost	Losses	Fair Value
At December 31, 2004:
Equity securities	$2.6	($1.1)	$1.5
Other investments	25.3	--	25.3
Total	$27.9	($1.1)	$26.8
	====	===	===
At December 31, 2003:
Equity securities	$2.6	($1.5)	$1.1
Other investments	18.1	--	18.1
Total	$20.7	($1.5)	$19.2
	====	===	===

Interest income, which is included in other income, totaled $4.7 in 2004, $3.1 in 2003 and $2.4 in 2002.

The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates.  These nonfunctional currency exposures relate principally to intercompany receivables and payables arising from intercompany purchases of manufactured products.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies.  All forward currency exchange contracts are marked-to-market each period with resulting gains (losses) included in other expense (income) in the consolidated statements of earnings.

At December 31, 2004, the Company had outstanding forward currency exchange contracts to purchase $137.7 and sell $173.1 of various currencies (principally United States dollars and euros) with maturities ranging principally from 30 to 180 days.  At December 31, 2003, the Company had outstanding forward currency exchange contracts to purchase $123.9 and sell $154.9 of various currencies (principally United States dollars and euros) with maturities ranging principally from 30 to 180 days.  The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points and is recorded as a component of accrued expenses and other liabilities in the consolidated balance sheets.  At December 31, 2004, the Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of the counterparties.

From 1998 through 2003, the Company entered into interest rate swap agreements that effectively converted a portion of its variable-rate borrowings to a fixed-rate basis, thus reducing the impact of changes in interest rates on interest expense during that period.  The swap agreements fixed the Company's base rate on $250.0 of its variable-rate borrowings during 2003 at an average rate of 5.58%.  Pursuant to FASB Statement No. 133, as amended, the Company recognized gains of $9.2 and $9.3 attributable to changes in the fair value of interest rate swap agreements as components of accumulated other comprehensive gain (loss) in 2003 and 2002, respectively.  Interest rate differentials paid as a result of interest rate swaps were recognized as an adjustment of interest expense related to the designated borrowings.

Prior to 2004, the Company had used yen-denominated floating-rate borrowings to protect a portion of the value of its investment in its subsidiary in Japan.  All yen-denominated borrowings previously outstanding were fully repaid during 2003.  Realized and unrealized gains and losses from this hedge were not included in the consolidated statements of earnings, but were recorded as foreign currency translation adjustments within accumulated other comprehensive gain (loss) in stockholders' equity.  Net losses of $2.1 and $1.6 attributable to the yen-denominated floating-rate borrowings hedge were recorded as foreign currency translation adjustments in 2003 and 2002, respectively.

NOTE 3
INVENTORIES

Inventories are summarized as follows:

	December 31
	2004	2003
Finished goods	$429.1	$341.8
Work-in-process	53.4	58.8
Raw material	75.1	73.2
FIFO cost	557.6	473.8
Less LIFO reserve	5.1	5.9
	$552.5	$467.9
	====	====

NOTE 4
ACQUISITIONS

On August 12, 2004, the Company completed its acquisition, by merger, of all of the outstanding stock of SpineCore, Inc. (SpineCore), for an upfront payment of $120.0 in cash plus certain transaction costs.  The acquisition of SpineCore, a developer of artificial lumbar and cervical spinal disc implant technologies, is expected to enhance the Company's presence in the spinal implant market, an important growth area within its Orthopaedic Implants segment.  SpineCore's operating results are included in the Company's Consolidated Financial Statements from the date of the acquisition and are not material to the Company's operating results.

The purchase price has been allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.  The amount of the purchase price allocated to purchased in-process research and development resulted in a charge of $120.8, or $.29 per diluted share, against the Company's 2004 operating results.  At the date of the transaction, the spinal implant technologies acquired were in preliminary stages of clinical studies in the United States and had not yet reached technological feasibility.  The amount written off as purchased in-process research and development is not deductible for income tax purposes in the United States.

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

In October 2002, the Company purchased the DEKOMPRESSOR product line from Pain Concepts, Inc., at a total cost of $10.0, giving the Company access to intellectual property and commercial rights relating to the design and manufacture of certain medical devices.  Intangible assets acquired are being amortized over 17 years.  The Company is contingently liable for potential future milestone payments of up to $37.5, primarily based on future sales growth.

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

NOTE 5

GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2004 and 2003 are as follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Balances as of January 1, 2003	$424.1	$17.5	$18.4	$460.0
Goodwill acquired	--	--	1.4	1.4
Foreign currency translation effects	31.1	0.9	--	32.0
Balances as of December 31, 2003	455.2	18.4	19.8	493.4
Goodwill acquired	--	--	0.6	0.6
Foreign currency translation effects	14.2	0.4	--	14.6
Other	--	--	(2.3)	(2.3)
Balances as of December 31, 2004	$469.4	$18.8	$18.1	$506.3
	====	====	====	====

In the fourth quarters of 2004, 2003 and 2002, the Company completed the required annual impairment tests of goodwill as prescribed by FASB Statement No. 142, Goodwill and Other Intangible Assets, and determined, in all instances, that recorded goodwill was not impaired and that no goodwill write-down was necessary.

The following is a summary of the Company's other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
At December 31, 2004:
Amortized intangible assets:
Developed technology	$248.8	$75.5	$173.3
Customer relationships	168.5	29.1	139.4
Patents	170.0	57.1	112.9
Trademarks	35.4	17.2	18.2
Other	34.9	21.8	13.1
	$657.6	$200.7	$456.9
	====	====	====

At December 31, 2003:
Amortized intangible assets:
Developed technology	$236.1	$60.0	$176.1
Customer relationships	161.5	22.5	139.0
Patents	161.4	39.5	121.9
Trademarks	34.2	13.0	21.2
Other	30.1	16.2	13.9
	$623.3	$151.2	$472.1
	====	====	====

The estimated amortization expense for each of the five succeeding years is as follows:

2005	$38.1
2006	$36.9
2007	$34.7
2008	$34.6
2009	$33.8

In the fourth quarter of 2003, the Company recorded a $6.5 charge related to a trademark impairment resulting from a branding initiative adopted by the Company in that period.  The branding initiative is intended to improve the Company's customers' and other stakeholders' overall awareness of Stryker's capabilities.  The charge reduced the book value of a trademark within the Orthopaedic Implants segment to its fair value as determined by using a discounted cash flow model.  The charge is included in intangibles amortization in the 2003 consolidated statement of earnings.

NOTE 6
RESTRUCTURING AND ACQUISITION-RELATED LIABILITIES

The Company recorded restructuring and acquisition-related pretax charges (credits) in 2002 consisting of the following items:

Restructuring charge - Severance and related costs	$21.0
Acquisition-related credit - Reductions in liabilities	(3.8)
Total restructuring and acquisition-related items	$17.2
====

The restructuring and acquisition-related items were recorded in the third quarter of 2002 and represented employment-related costs to close the Company's Rutherford, New Jersey, manufacturing facility, partially offset by a credit to reverse certain Howmedica acquisition-related costs to reflect actual final payments required.

The $21.0 restructuring charge related primarily to a shutdown agreement reached between the Company and the employee bargaining unit to close the Orthopaedics division implant manufacturing facility in Rutherford, New Jersey, which was ratified by the members of the I.U.E.-CWA Local 485 on August 23, 2002.  The charge covered employment-related severance costs for 353 employees.  The Rutherford facility was closed during 2003 with final severance payments made in 2004.  The Orthopaedics division has completed the transition of production to its facilities in Mahwah, New Jersey, as well as Cork and Limerick, Ireland.

The following table provides a rollforward of remaining liabilities, included within accrued expenses and other liabilities in the consolidated balance sheets, associated with business acquisition purchase liabilities and restructuring and acquisition-related charges recorded by the Company in 2002 and prior years:

			Facility
			Closures and
	Distributor	Severance &	Contractual
	Conversions	Related Costs	Obligations	Total
Balances at January 1, 2003	$3.0	$21.9	$0.6	$25.5
Transfer to defined benefit pension obligation	--	(2.0)	--	(2.0)
Payments	(0.3)	(14.9)	(0.3)	(15.5)
Balances at December 31, 2003	2.7	5.0	0.3	8.0
Payments	(0.2)	(3.8)	--	(4.0)
Adjustments	--	(1.2)	(0.3)	(1.5)
Balances at December 31, 2004	$2.5	$0.0	$0.0	$2.5
	===	===	===	===

During 2004, the Company reviewed its business acquisition purchase liabilities and determined certain of those obligations were no longer required.  These adjustments were reflected as reductions in other intangible assets in accordance with the purchase method of accounting.

NOTE 7
LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
	2004	2003
United States dollar revolving loans	$0.0	$15.5
Other	10.0	10.6
	10.0	26.1
Less current maturities	9.3	7.3
	$0.7	$18.8
	===	===

The Company's Unsecured Credit Facilities represent a $750.0 five-year, nonamortizing, revolving credit agreement at December 31, 2004 that expires in December 2006, with a $250.0 multicurrency sublimit, under which yen and euro can be borrowed.  The five-year facility also has a $50.0 swing line sublimit and a $100.0 letter of credit sublimit.  The five-year facility bears interest at a base rate, as defined, plus an applicable margin ranging from 0.235% to 0.775%, depending on the Company's debt rating.  The Unsecured Credit Facilities require a commitment fee ranging from 0.065% to 0.225% on the aggregate commitment of the facilities, depending on the Company's debt rating.  In addition, a utilization fee of 0.125% is required when the sum of the outstanding amounts exceeds 50% of the aggregate commitments.  During 2004, the weighted average interest rate, excluding commitment and utilization fees, for all borrowings under the Unsecured Credit Facilities was 1.7%.  The Unsecured Credit Facilities require the Company to comply with certain financial and other covenants.  The Company was in compliance with all covenants at December 31, 2004.  In addition to the Unsecured Credit

Facilities, the Company has lines of credit, issued by various financial institutions, available to fund the Company's day-to-day operating needs.

The Unsecured Credit Facilities previously included a $250.0 364-day revolving credit agreement that expired in December 2003.  The Company did not renew this revolving credit agreement as it believes its cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating and investing activities.  Should additional funds be required, the Company had $826.0 of additional borrowing capacity available under all its existing credit facilities at December 31, 2004.

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

Interest paid on debt, including commitment and utilization fees, was $6.0 in 2004, $22.9 in 2003 and $37.1 in 2002; these sums approximate interest expense.

NOTE 8

CAPITAL STOCK

On April 20, 2004, the Company's stockholders approved an amendment to Section A of Article III of the Company's Restated Articles of Incorporation to increase its authorized shares of common stock to one billion from 500 million shares.

On April 20, 2004, the Company's Board of Directors approved a two-for-one stock split, effective May 14, 2004, for stockholders of record on May 3, 2004.  All share and per share data have been adjusted to reflect the stock split as though it had occurred at the beginning of all periods presented.

The Company has key employee and director stock option plans under which options are granted at a price not less than fair market value at the date of grant.  The options are granted for periods of up to 10 years and become exercisable in varying installments.  A summary of stock option activity follows:

		Weighted-Average
	Shares	Exercise Price
Options outstanding at January 1, 2002	24.4	$12.43
Granted	3.9	26.45
Canceled	(0.6)	18.00
Exercised	(3.0)	6.59
Options outstanding at December 31, 2002	24.7	15.22
Granted	3.8	38.83
Canceled	(0.4)	21.16
Exercised	(3.5)	7.78
Options outstanding at December 31, 2003	24.6	19.79
Granted	3.3	45.23
Canceled	(0.7)	29.14
Exercised	(3.2)	11.61
Options outstanding at December 31, 2004	24.0	$24.17
	===

Price range $5.50 - $10.00	3.4	$7.55
Price range $10.01 - $15.00	3.2	12.12
Price range $15.01 - $20.00	4.0	16.21
Price range $20.01 - $25.00	3.1	23.30
Price range $25.01 - $30.00	3.5	26.45
Price range $30.01 - $40.00	3.6	38.83
Price range $40.01 - $47.00	3.2	45.23
Options outstanding at December 31, 2004	24.0	$24.17
	===

Options outstanding at December 31, 2004 had a weighted-average remaining contractual life of 6.3 years.  Shares reserved for future grants were 13.1 and 15.8 at December 31, 2004 and 2003, respectively.

Exercise prices for options outstanding as of December 31, 2004 ranged from $5.50 to $47.00.  A summary of shares exercisable follows:

		Weighted-Average
	Shares	Exercise Price
Price range $5.50 - $10.00	3.4	$7.55
Price range $10.01 - $15.00	3.2	12.12
Price range $15.01 - $20.00	3.1	16.21
Price range $20.01 - $25.00	1.8	23.29
Price range $25.01 - $30.00	1.4	26.45
Price range $30.01 - $38.83	0.7	38.83
Shares exercisable at December 31, 2004	13.6	$16.28
	===

The Company has 0.5 authorized shares of $1 par value preferred stock, none of which are outstanding.

During the second quarter of 2003, the Company issued 0.1 shares of restricted stock to its newly appointed President and Chief Operating Officer.  The stock vests ratably on the first five anniversary dates of the grant, provided that the recipient is still employed by the Company.  The aggregate market value of the restricted stock at the date of issuance of $3.4, as measured at the quoted price of the Company's common stock, has been recorded as deferred stock-based compensation, a separate component of stockholders' equity, and is being amortized over the five-year vesting period.

NOTE 9
NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share:

	2004	2003	2002
Net earnings	$465.7	$453.5	$345.6

Weighted-average shares outstanding for basic
net earnings per share	401.2	397.8	395.1
Effect of dilutive employee stock options	9.1	9.0	12.6
Adjusted weighted-average shares outstanding
for diluted net earnings per share	410.3	406.8	407.7
	====	====	====
Net earnings per share of common stock:
Basic	$1.16	$1.14	$0.87
Diluted	$1.14	$1.11	$0.85

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

	December 31
	2004	2003
Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$108.7	$86.9
Service cost	6.6	5.7
Interest cost	5.6	4.9
Foreign exchange impact	6.9	11.6
Employee contributions	0.6	0.3
Actuarial losses	13.8	3.3
Benefits paid	(4.1)	(4.0)
Projected benefit obligations at end of year	138.1	108.7
Change in plan assets:
Fair value of plan assets at beginning of year	60.7	46.7
Actual return	5.6	6.3
Employer contributions	6.5	5.4
Employee contributions	0.6	0.3
Foreign exchange impact	3.1	5.7
Benefits paid	(3.7)	(3.7)
Fair value of plan assets at end of year	72.8	60.7
Amount underfunded	(65.3)	(48.0)
Unrecognized net actuarial loss	32.0	18.5
Unrecognized transition amount	0.6	0.7
Unrecognized prior service cost	0.9	0.8
Net amount recognized in consolidated balance sheets	($31.8)	($28.0)
	====	====
Weighted-average assumptions as of December 31:
Discount rate	4.7%	5.4%
Expected return on plan assets	5.2%	5.3%
Rate of compensation increase	3.2%	3.1%

The components of the amounts recognized in the consolidated balance sheets are as follows:

	December 31
	2004	2003
Prepaid benefit cost	$1.2	$1.1
Accrued benefit liability	(33.0)	(29.1)
Additional minimum liability	(15.6)	(11.0)
Intangible asset	0.5	0.3
Accumulated other comprehensive loss	15.1	10.7
Net amount recognized	($31.8)	($28.0)
	===	===

The accumulated benefit obligation for all of the defined benefit plans was $118.5 and $96.2 as of December 31, 2004 and 2003, respectively.  Pension plans with an accumulated benefit obligation in excess of plan assets had projected benefit obligations, accumulated benefit obligations and fair value of plan assets of $118.9, $104.1 and $58.0, respectively, as of December 31, 2004 and $95.6, $85.4 and $49.6, respectively, as of December 31, 2003.

The components of net periodic benefit cost are as follows:

	2004	2003	2002
Service cost	$6.6	$5.7	$4.5
Interest cost	5.6	4.9	4.2
Expected return on plan assets	(4.1)	(3.0)	(3.4)
Amortization of transition amounts and
prior service cost	0.2	0.3	0.2
Recognized actuarial loss	0.5	0.6	--
Net periodic benefit cost	$8.8	$8.5	$5.5
	==	==	==

The Company has assumed an average long-term expected return on defined benefit plan assets of 5.2% as of December 31, 2004.  The expected return is determined by applying the target allocation in each asset category of plan investments to the anticipated return for each asset category based on historical and projected returns.

The weighted-average allocation of plan assets by asset category is as follows:

	December 31
	2004	2003
Equity securities	67%	67%
Debt securities	23	25
Other	10	8
	100%	100%
	===	===

The investment strategy for the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.  Reflected below are target investment allocation ranges for the plans at December 31, 2004:

	Low		High
Equity securities	54%	-	77%
Debt securities	18	-	39
Other	1	-	18

The Company anticipates contributing approximately $11.8 to its defined benefit plans in 2005.

The following estimated future benefit payments, which reflect expected future service as appropriate, are expected to be paid in the years indicated:

	2005	2006	2007	2008	2009	2010-2014
Expected benefit payments	$3.8	$4.3	$4.7	$5.0	$5.7	$36.4

Retirement plan expense under the Company's defined contribution retirement plans totaled $61.1 in 2004, $55.5 in 2003 and $45.2 in 2002.  A portion of the Company's retirement plan expenses was funded with Stryker common stock totaling $5.4 in 2004, $4.8 in 2003 and $4.1 in 2002.  The use of Stryker common stock represents a noncash operating activity that is not reflected in the consolidated statements of cash flows.  The amount of Stryker common stock held by the Company's defined contribution retirement plans totaled $78.4 (approximately 1.6 shares) and $68.6 (approximately 1.6 shares) as of December 31, 2004 and 2003, respectively.  The value of Stryker common stock as a percentage of total defined contribution retirement plan assets was 17% as of December 31, 2004 and 19% as of December 31, 2003.

NOTE 11
INCOME TAXES

Earnings before income taxes consist of the following:

	2004	2003	2002
United States operations	$233.3	$258.4	$246.1
Foreign operations	483.7	394.1	260.6
	$717.0	$652.5	$506.7
	====	====	====

The components of the provision for income taxes follow:

	2004	2003	2002
Current income tax expense:
Federal	$157.0	$99.8	$80.0
State	17.9	20.5	6.9
Foreign	141.9	111.6	76.0
	316.8	231.9	162.9
Deferred income tax credit	(65.5)	(32.9)	(1.8)
	$251.3	$199.0	$161.1
	====	====	====

A reconciliation of the United States statutory income tax rate to the Company's effective income tax rate follows:

	2004	2003	2002
United States statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State taxes, less effect of federal deduction	1.6	1.4	0.8
Tax benefit relating to operations in Ireland and Puerto Rico	(11.4)	(8.8)	(7.8)
Tax benefit relating to United States export sales	(0.5)	(1.3)	(1.4)
Nondeductible purchased in-process research and development	5.9	--	--
Nondeductible permanent differences	4.4	1.7	1.2
Tax benefit relating to foreign tax credit	--	--	(0.5)
Foreign income taxes at rates different from the
United States statutory rate	--	2.1	3.6
Other	--	0.4	0.9
	35.0%	30.5%	31.8%
	===	===	===

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effect of significant temporary differences, which comprise the Company's deferred income tax assets and liabilities, is as follows:

	December 31
	2004	2003
Deferred income tax assets:
Inventories	$280.3	$202.7
Accounts receivable and other assets	14.6	13.3
Other accrued expenses	82.3	51.4
Depreciation and amortization	19.2	22.8
State taxes	16.0	12.7
Net operating loss carryforwards	13.3	10.9
Other	20.4	19.5
Total deferred income tax assets	446.1	333.3
Deferred income tax liabilities:
Depreciation and amortization	(104.8)	(73.3)
Other accrued expenses	(11.9)	(7.0)
Other	(15.9)	(12.1)
Total deferred income tax liabilities	(132.6)	(92.4)
Total net deferred income tax assets	$313.5	$240.9
	====	====

Net operating loss carryforwards totaling approximately $44.9 at December 31, 2004 are available to reduce future taxable earnings of certain foreign subsidiaries.

Deferred income tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31
	2004	2003
Current assets -- Deferred income taxes	$407.5	$307.2
Noncurrent assets -- Deferred income taxes	38.6	26.1
Current liabilities -- Accrued expenses and other liabilities	(46.2)	(37.6)
Noncurrent liabilities -- Other liabilities	(86.4)	(54.8)
Total net deferred income tax assets	$313.5	$240.9
	====	====

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the Act).  The Act creates a temporary incentive for United States corporations to repatriate accumulated income earned in foreign jurisdictions by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations, and significant uncertainty remains about the way to interpret numerous provisions in the Act.  Due to these factors, the Company is not yet in a position to determine whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States.  Based on its current analysis, the Company may repatriate up to $800.0, with a related income tax expense and liability of up to $56.0.  The Company plans to finalize its assessment after Congress or the Treasury Department provides additional clarifying language on key elements of the repatriation provision.

No provision has been made for United States federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings ($1,462.1 at December 31, 2004) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely.  Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings, other than if repatriated under the Act described above, is not practicable.

Total income taxes paid, net of refunds received, were $235.8 in 2004, $189.5 in 2003 and $112.1 in 2002.

NOTE 12
SEGMENT AND GEOGRAPHIC DATA

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, spine and micro implant systems, bone cement and the bone growth factor OP-1.  The MedSurg Equipment segment sells powered surgical instruments, surgical navigation systems, endoscopic products, medical video imaging equipment and hospital beds and stretchers.  The Other category includes Physical Therapy Services and corporate administration, interest expense and interest income.

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

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company measures the financial results of its reportable segments using an internal performance measure that excludes purchased in-process research and development charges and restructuring and acquisition-related items.  Identifiable assets are those assets used exclusively in the operations of each business segment or are allocated when used jointly. Corporate assets are principally cash and cash equivalents, investments and property, plant and equipment.

Sales and other financial information by business segment follows:

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Year ended December 31, 2004
Net sales	$2,562.5	$1,454.9	$244.9	$4,262.3
Interest income	--	--	4.7	4.7
Interest expense	--	--	6.8	6.8
Depreciation and amortization expense	196.1	40.0	14.8	250.9
Income taxes (credit)	192.8	76.8	(18.3)	251.3
Segment net earnings (loss)	414.6	204.4	(32.5)	586.5
Less purchased in-process research and development charge				120.8
Net earnings				465.7
Total assets	3,072.4	759.9	251.5	4,083.8
Capital expenditures	127.9	52.1	7.8	187.8
Year ended December 31, 2003
Net sales	2,192.5	1,209.8	223.0	3,625.3
Interest income	--	--	3.1	3.1
Interest expense	--	--	22.6	22.6
Depreciation and amortization expense	188.8	33.7	7.2	229.7
Income taxes (credit)	143.8	68.1	(12.9)	199.0
Segment net earnings (loss)	298.7	177.8	(23.0)	453.5
Total assets	2,479.5	546.3	133.3	3,159.1
Capital expenditures	106.8	33.1	4.6	144.5
Year ended December 31, 2002
Net sales	1,798.3	1,011.8	201.5	3,011.6
Interest income	--	--	2.4	2.4
Interest expense	--	--	40.3	40.3
Depreciation and amortization expense	150.8	28.4	6.9	186.1
Income taxes (credit)	124.9	54.6	(12.7)	166.8
Segment net earnings (loss)	252.7	131.5	(27.1)	357.1
Less restructuring and acquisition-related items				11.5
Net earnings				345.6
Total assets	2,227.1	460.5	127.9	2,815.5
Capital expenditures	91.7	28.4	18.9	139.0

The Company's principal areas of operation outside of the United States are Japan and Europe.  The Company also has operations in the Pacific, Canada, Latin America and the Middle East.  Geographic information follows:

	Net	Long-Lived
	Sales	Assets
Year ended December 31, 2004
United States	$2,753.0	$1,038.6
Europe	780.2	695.0
Japan	351.5	112.3
Other foreign countries	377.6	56.7
	$4,262.3	$1,902.6
	=====	=====
Year ended December 31, 2003
United States	$2,333.4	$942.9
Europe	658.1	639.8
Japan	318.5	106.5
Other foreign countries	315.3	46.2
	$3,625.3	$1,735.4
	=====	=====
Year ended December 31, 2002
United States	$1,973.7	$930.2
Europe	497.1	531.2
Japan	275.3	102.4
Other foreign countries	265.5	38.6
	$3,011.6	$1,602.4
	=====	=====

NOTE 13
LEASES

The Company leases various manufacturing and office facilities and equipment under operating leases.  Future minimum lease commitments under these leases are as follows:

2005	$51.0
2006	44.0
2007	37.4
2008	29.0
2009	19.3
Thereafter	49.6
$230.3
====

Rent expense totaled $79.9 in 2004, $72.0 in 2003 and $61.3 in 2002.

NOTE 14
CONTINGENCIES

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  The Company records amounts for losses that are deemed to be probable and subject to reasonable estimate.  However, the Company does not anticipate material losses as a result of these proceedings beyond amounts already provided in the accompanying Consolidated Financial Statements.

In December 2003, the Company announced that its subsidiary Physiotherapy Associates, Inc., and Stryker received a subpoena from the United States Attorney's Office in Boston, Massachusetts, in connection with a Department of Justice investigation of Physiotherapy Associates' billing and coding practices. Physiotherapy Associates provides physical, occupational and speech therapy services to patients through 428 outpatient centers in the United States as of December 31, 2004 and represented 6% of Stryker's net sales for each of the years ended December 31, 2004 and 2003 and 7% of net sales for the year ended December 31, 2002.  Revenues derived from billings to U.S. federal health-care programs approximated 14% of Physiotherapy Associates' revenues during these periods. The Company is fully cooperating with the Department of Justice regarding this matter.

Pursuant to certain of the Company's credit and lease agreements, the Company has provided financial guarantees to third parties in the form of indemnification provisions.  These provisions indemnify the third parties for costs, including but not limited to adverse judgments in lawsuits and the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law.  The terms of the guarantees are equal to the terms of the related credit or lease agreements.  The Company is not able to calculate the maximum potential amount of future payments it could be required to make under these guarantees, as the potential payment is dependent on the occurrence of future unknown events (e.g., changes in United States or foreign tax laws).

SUMMARY OF QUARTERLY DATA (UNAUDITED)
Stryker Corporation and Subsidiaries
(in millions, except per share data)

	2004 Quarter Ended				2003 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30		Dec. 31

Net sales	$1,035.1	$1,043.0	$1,028.7	$1,155.5	$846.9	$891.7	$885.4		$1,001.3

Gross profit	666.9	678.3	663.6	743.4	546.1	564.8	556.6		645.4

Earnings before
income taxes	194.1	218.2	72.4	232.3	150.9	155.8	152.9		192.9

Net earnings	135.9	152.7	14.4	162.7	104.1	107.5	107.8	(a)	134.1

Net earnings per share
of common stock:
Basic	.34	.38	.04	.40	.26	.27	.27		.34
Diluted	.33	.37	.04	.40	.26	.26	.26		.33

Market price of
common stock:
High	47.20	55.94	57.66	48.81	35.25	36.72	39.63		42.68
Low	41.77	44.21	43.71	40.30	29.83	31.48	33.88		37.34

The price quotations reported above were supplied by the New York Stock Exchange.

(a)  In the third quarter of 2003, the Company reduced the effective tax rate for the year to 30.5% from 31.0%, thereby decreasing income tax expense by $2.3.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There was no change to the Company's internal control over financial reporting during the quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting - The management of Stryker Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Stryker Corporation's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Stryker Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 under the supervision and with the participation of the Certifying Officers.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective.

Stryker Corporation's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting.  This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Stryker Corporation:

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Stryker Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Stryker Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 4, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan

February 4, 2005

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company and certain corporate governance matters appearing under the captions "Election of Directors", "Audit Committee" and "Miscellaneous - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2005 proxy statement is incorporated herein by reference.

Information regarding the executive officers of the Company appears below.  All officers are elected annually.  Reported ages are as of January 31, 2005.

Stephen P. MacMillan, age 41, was appointed President and Chief Operating Officer of the Company in June 2003 and Chief Executive Officer as of January 1, 2005.  Prior to joining the Company, he was most recently Sector Vice President, Global Specialty Operations for Pharmacia Corporation, which he joined in 1999.  Prior to Pharmacia, he spent 11 years at Johnson & Johnson ("J&J"), most recently as President of Johnson & Johnson-Merck Consumer Pharmaceuticals, a joint venture between J&J and Merck.  Prior to joining J&J, he held various marketing positions at Procter & Gamble.

Dean H. Bergy, age 45, was appointed Vice President, Chief Financial Officer and Secretary in January 2003 and was the Vice President, Finance of the Company since October 1998.  He had previously been Vice President, Finance of the Stryker Medical division since October 1996 and Controller of the Company from June 1994. Mr. Bergy relinquished the office of Secretary of the Company in February 2005.  Prior to joining the Company in June 1994, he was a Senior Manager with Ernst & Young LLP.

Stephen Si Johnson, age 48, was appointed Vice President of the Company in February 2000 and was appointed Group President, MedSurg in September 1999.  He had previously been President of Stryker Instruments since 1995.  After joining the Company in 1980 he held various sales and marketing positions in the MedSurg Group and was appointed General Manager of Stryker Instruments in 1992 and Executive Vice President of Stryker Instruments in 1994.

James E. Kemler, age 47, was appointed Vice President of the Company and Group President, Stryker Biotech, Spine and Trauma in August 2001.  He had previously been President of Stryker Biotech since 1996 and General Manager of Stryker Biotech since October 1995.  Prior to joining the Company in October 1995, he spent 11 years with Baxter International Inc. in a variety of marketing, manufacturing and financial management positions, which included three years in Baxter's German subsidiary.

James R. Lawson, age 60, was appointed Group President, Orthopaedics and International in January 2004. Previously he was Group President, Stryker International since October 2001 and has been a Vice President of the Company since July 1999.  Upon joining the Company in December 1998, he served as Senior Vice President of Sales, Marketing and Product Development for Stryker Howmedica Osteonics and became President, Worldwide Business Development for Stryker Corporation in July 1999.  Prior to the Howmedica acquisition, he was Senior Vice President, Sales and Customer Service of the Howmedica division of Pfizer Inc. since 1996.  He had been associated with Howmedica for 29 years where he had also been a Sales Representative and owner of a Howmedica distributorship.

Thomas R. Winkel, age 52, was appointed Vice President of Administration of the Company in December 1998 and Secretary of the Company in February 2005.  He has been a Vice President of the Company since December 1984.  He had previously been President of Stryker Americas/Middle East since March 1992 and Vice President, Administration since June 1987.  Since joining the Company in October 1978, he has held various other positions, including Assistant Controller and Controller.

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

Information regarding the compensation of the management of the Company appearing under the captions "Director Compensation" and "Executive Compensation - General" in the 2005 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions "Beneficial Ownership of More than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the 2005 proxy statement is incorporated herein by reference.

At December 31, 2004, the Company had key employee and director stock option plans under which options are granted at a price not less than fair market value at the date of grant.  These stock option plans were previously submitted to and approved by the Company's stockholders.  Additional information regarding the Company's stock option plans appear in "Note 1 - Significant Accounting Polices" and "Note 8 - Capital Stock" on pages 36 through 39 and pages 45 through 47 of this report, respectively.  At December 31, 2004, the Company also had a stock performance incentive award program pursuant to which shares of the Company's Common Stock have been and may be issued to certain employees with respect to performance in any calendar year through December 31, 2012.  This performance incentive award program was previously submitted to and approved by the Company's stockholders.  The status of these plans as of December 31, 2004 follows:

Number of shares of Common
	Number of shares of Common	Weighted-average	Stock remaining available for
	Stock to be issued upon	exercise price of	future issuance under equity
	exercise of outstanding options,	outstanding options,	compensation plans (excluding
Plan category	warrants and rights	warrants and rights	shares reflected in the first column)

Equity
compensation
plans approved
by stockholders	23,984,770	$24.17	14,036,808

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Executive Compensation - Transactions with Executive Officer" in the 2005 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption "Miscellaneous - Relationship with Independent Registered Public Accounting Firm" in the 2005 proxy statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are set forth in
Part II, Item 8 of this report.

Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(a) 2.	Financial Statement Schedules

The consolidated financial statement schedules of the Company and its subsidiaries have been omitted because they are not required, are inapplicable, or are adequately explained in the financial statements included in Part II, Items 7 and 8 of this report.

(a) 3.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

(c)	Financial Statement Schedules

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

STRYKER CORPORATION

Date: March 2, 2005	/s/ DEAN H. BERGY
Dean H. Bergy, Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHEN P. MACMILLAN	/s/ DEAN H. BERGY
Stephen P. MacMillan, President,	Dean H. Bergy, Vice President and
Chief Executive Officer and Director	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ JOHN W. BROWN	/s/ JEROME H. GROSSMAN
John W. Brown - Chairman	Jerome H. Grossman, M.D. - Director

/s/ HOWARD E. COX, JR.	/s/ JOHN S. LILLARD
Howard E. Cox, Jr. - Director	John S. Lillard - Director

/s/ DONALD M. ENGELMAN	/s/ WILLIAM U. PARFET
Donald M. Engelman, Ph.D. - Director	William U. Parfet - Director

/s/ RONDA E. STRYKER
Ronda E. Stryker - Director

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

(iv)*

Restricted stock agreement made as of June 1, 2003 by Stryker Corporation with Stephen P.

MacMillan - Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 0-9165).

(v)*	Description of bonus arrangements between the Company and certain executive officers, including Messrs. Johnson, Kemler, Lawson, and MacMillan.

Exhibit 11 -	Statement re: computation of per share earnings
(i)	"Note 9 - Net Earnings per Share" on page 47 of this report.

Exhibit 21 -	Subsidiaries of the registrant
(i)	List of Subsidiaries.

Exhibit 23 -	Consents of experts and counsel
(i)	Consent of Ernst & Young, LLP.

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation

*compensation arrangement

END OF FILING