Form 10-Q
period 2005-03-31
STRYKER CORP
filed 2005-04-29
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES [X]          NO [  ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

YES [X]          NO [  ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

403,128,314 shares of Common Stock, $.10 par value, as of March 31, 2005.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	March 31	December 31
	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$244.7	$349.4
Accounts receivable, less allowance of $55.0 ($54.7 in 2004)	766.2	751.1
Inventories	557.1	552.5
Deferred income taxes	413.2	407.5
Prepaid expenses and other current assets	100.6	82.1
Total current assets	2,081.8	2,142.6

Property, Plant and Equipment, less allowance for depreciation of $539.2 ($524.2 in 2004)	709.8	700.5

Other Assets
Goodwill	530.3	506.3
Other intangibles, less accumulated amortization of $213.6 ($200.7 in 2004)	457.3	456.9
Loaner instrumentation, less accumulated amortization of $387.9 ($375.7 in 2004)	223.9	202.4
Deferred income taxes	34.8	38.6
Other	30.3	36.5
	1,276.6	1,240.7
	$4,068.2	$4,083.8
	=====	=====
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$176.3	$214.5
Accrued compensation	173.8	244.0
Income taxes	168.4	187.0
Accrued expenses and other liabilities	423.1	458.7
Current maturities of long-term debt	8.8	9.3
Total current liabilities	950.4	1,113.5

Long-Term Debt, excluding current maturities	0.7	0.7
Other Liabilities	221.2	217.6
Stockholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding - 403.1 shares (402.5 in 2004)	40.3	40.3
Additional paid-in capital	237.1	218.1
Retained earnings	2,470.7	2,297.6
Deferred stock-based compensation	(2.1)	(2.3)
Accumulated other comprehensive gain	149.9	198.3
Total stockholders' equity	2,895.9	2,752.0
	$4,068.2	$4,083.8
	=====	=====

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended
	March 31
	2005	2004
Net sales	$1,202.5	$1,035.1
Cost of sales	429.1	368.2
Gross profit	773.4	666.9

Research, development and engineering expenses	60.6	49.6
Selling, general and administrative expenses	450.2	411.3
Intangibles amortization	16.4	12.8
	527.2	473.7
Operating income	246.2	193.2
Other expense (income)	0.6	(0.9)
Earnings before income taxes	245.6	194.1
Income taxes	72.5	58.2
Net earnings	$173.1	$135.9
	====	====
Net earnings per share of common stock:
Basic	$.43	$.34
Diluted	$.42	$.33

Average outstanding shares for the period:
Basic	402.8	399.8
Diluted	411.3	409.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

					Accumulated
		Additional		Deferred	Other
	Common	Paid-In	Retained	Stock-based	Comprehensive
	Stock	Capital	Earnings	Compensation	Gain (Loss)	Total
Balances at January 1, 2005	$40.3	$218.1	$2,297.6	($2.3)	$198.3	$2,752.0

Net earnings			173.1			173.1
Net unrealized losses on securities,
net of income tax benefit					(0.2)	(0.2)
Foreign currency translation adjustments					(48.2)	(48.2)
Comprehensive earnings for the three
months ended March 31, 2005						124.7
Issuance of 0.6 shares of common stock
under stock option and benefit plans,
including $6.5 income tax benefit		19.0				19.0
Amortization of deferred
stock-based compensation				0.2		0.2
Balances at March 31, 2005	$40.3	$237.1	$2,470.7	($2.1)	$149.9	$2,895.9
	====	====	=====	====	====	=====

See accompanying notes to condensed consolidated financial statements.

    In 2004, the Company declared a cash dividend of nine cents per share to shareholders of record on December 31, 2004, payable on January 31, 2005.  No cash dividends have been declared during 2005.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended
	March 31
	2005	2004
Operating Activities
Net earnings	$173.1	$135.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	27.1	25.7
Amortization	46.8	35.3
Income tax benefit from exercise of stock options	6.5	8.0
Payments of restructuring and acquisition-related liabilities	--	(3.1)
Other	2.3	0.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Proceeds from accounts receivable securitization	--	5.0
Accounts receivable	(27.3)	(61.9)
Inventories	(12.6)	(22.9)
Loaner instrumentation	(54.9)	(36.4)
Accounts payable	(38.4)	18.8
Accrued expenses	(62.6)	(30.7)
Income taxes	(22.7)	9.2
Other	(5.3)	(25.8)
Net cash provided by operating activities	32.0	57.9

Investing Activities
Acquisitions, net of cash acquired	(50.1)	(9.8)
Purchases of property, plant and equipment	(45.3)	(31.1)
Proceeds from sales of property, plant and equipment	0.2	7.8
Net cash used in investing activities	(95.2)	(33.1)

Financing Activities
Proceeds from borrowings	48.6	262.0
Payments on borrowings	(48.6)	(271.9)
Dividends paid	(36.2)	(28.0)
Proceeds from exercise of stock options	5.9	5.9
Other	(10.0)	0.1
Net cash used in financing activities	(40.3)	(31.9)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(9.9)
Decrease in cash and cash equivalents	($104.7)	($17.0)
	====	====

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

March 31, 2005

NOTE 1

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

    The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K").

NOTE 2

COMPREHENSIVE EARNINGS

    The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive earnings and its components.  The comprehensive earnings for the three months ended March 31, 2005 and 2004 were $124.7 million and $113.7 million, respectively.

NOTE 3

ACCOUNTS RECEIVABLE SECURITIZATION

    The Company's accounts receivable securitization facility is described in detail in Note 1 to the consolidated financial statements included in the Company's 2004 Form 10-K.  There were no amounts of undivided percentage ownership interests in accounts receivable sold by Stryker Funding Corporation under the facility at March 31, 2005 and December 31, 2004.

NOTE 4

INVENTORIES

    Inventories are as follows (in millions):

	March 31	December 31
	2005	2004
Finished goods	$425.8	$429.1
Work-in-process	59.6	53.4
Raw material	76.8	75.1
FIFO Cost	562.2	557.6
Less LIFO reserve	5.1	5.1
	$557.1	$552.5
	====	====

NOTE 5

ACQUISITION

    On February 23, 2005, the Company acquired eTrauma.com Corp. (eTrauma) for approximately $50.0 million in cash plus certain transaction costs.  The acquisition expanded the Company's endoscopic products and medical video imaging equipment product offerings by adding eTrauma's proprietary Picture Archive and Communications Systems (PACs) image management and viewing software.  The acquisition of eTrauma was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's Condensed Consolidated Financial Statements beginning February 23, 2005 and did not materially impact the Company's reported operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the eTrauma acquisition.

    The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  Based on the preliminary purchase price allocation, $22.0 million was allocated to identifiable intangibles, to be amortized over their remaining lives of five to eight years, and $30.4 million was allocated to goodwill.

NOTE 6

ACQUISITION-RELATED LIABILITIES

    The Company had a $2.5 million liability remaining at March 31, 2005 and December 31, 2004 for distributor conversions associated with business acquisition purchase liabilities recorded by the Company in prior years.  There were no payments made against this liability in the three month period ended March 31, 2005.  This liability is included within accrued expenses and other liabilities in the condensed consolidated balance sheets.

NOTE 7

CAPITAL STOCK

    The Company has key employee and director stock option plans which are described more fully in Note 8 of the Company's 2004 Form 10-K.  The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans.  Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the measurement date (date of grant).  Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share would have been as follows (in millions, except per share data):

	Three Months Ended March 31
	2005	2004
Net earnings:
As reported	$173.1	$135.9
Deduct: Compensation expense --fair value method	(6.4)	(6.2)
Pro forma	$166.7	$129.7
	====	====
Basic net earnings per share:
As reported	$.43	$.34
Pro forma	$.41	$.32

Diluted net earnings per share:
As reported	$.42	$.33
Pro forma	$.41	$.32

    In December 2004, FASB issued a revision to Statement No. 123, Share-Based Payment.  This revision supersedes APB Opinion No. 25 and its related implementation guidance.  On April 14, 2005, the United States Securities and Exchange Commission adopted a new rule allowing companies to delay the required adoption date of the Statement to their first fiscal year beginning after June 15, 2005.  Based on this ruling, the Company plans to adopt the provisions of the Statement effective January 1, 2006 rather than July 1, 2005 as previously required by the revised Statement.  The revised Statement requires companies to recognize the cost of stock options based on the grant-date fair value pursuant to their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period.  Pursuant to the requirements of the Statement, the Company plans to adopt the provisions of the Statement using the modified-retrospective transition method provided in the Statement.  Under this method, the Company will restate all prior periods presented on a consistent basis.  The Company does not believe the adoption of this Statement will have a material impact on the trend of net earnings or net earnings per share.

NOTE 8

RETIREMENT PLANS

    Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended
	March 31
	2005	2004
Service cost	$2.1	$1.7
Interest cost	1.6	1.5
Expected return on plan assets	(1.2)	(0.9)
Amortization of transition amounts
and prior service cost	0.2	0.1
Recognized actuarial loss	0.1	0.1
Net periodic benefit cost	$2.8	$2.5
	===	===

    The Company previously disclosed in its 2004 Form 10-K that it anticipated contributing approximately $11.8 million to its defined benefit plans in 2005 to meet minimum funding requirements.  As of March 31, 2005, $1.1 million of contributions have been made.

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

    Sales and net earnings (loss) by business segment follow (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended March 31, 2005
Net sales	$714.4	$423.0	$65.1	$1,202.5
Segment net earnings (loss)	115.7	61.5	(4.1)	173.1

Three Months Ended March 31, 2004
Net sales	$633.1	$341.6	$60.4	$1,035.1
Segment net earnings (loss)	97.8	45.0	(6.9)	135.9

NOTE 10
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

    In December 2003, the Company announced that its subsidiary Physiotherapy Associates, Inc., and Stryker received a subpoena from the United States Attorney's Office in Boston, Massachusetts, in connection with a Department of Justice investigation of Physiotherapy Associates' billing and coding practices.  In March 2005, the Company announced that it received a subpoena from the United States Department of Justice requesting documents for the period January 2002 through the present relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  The Company is fully cooperating with the Department of Justice regarding these matters.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Executive Level Overview

    Stryker Corporation (the "Company" or "Stryker") is a leader in the worldwide orthopaedic market and is one of the world's largest medical device companies.  Stryker offers the most broadly-based range of orthopaedic products and has a significant presence in other medical specialties.  The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, spine and micro implant systems, bone cement and the bone growth factor osteogenic protein-1 (OP-1).  The MedSurg Equipment segment sells powered surgical instruments, endoscopic products, medical video imaging equipment, hospital beds and stretchers and surgical navigation systems.  The Other category includes Physical Therapy Services and corporate administration, interest expense and interest income.

    Domestic sales accounted for 64% of total revenues in both the first quarter of 2005 and 2004.  Most of the Company's products are marketed directly to more than 6,000 hospitals and to doctors and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

    International sales accounted for 36% of total revenues in both the first quarter of 2005 and 2004.  The Company's products are sold in more than 100 countries through both company owned sales subsidiaries and branches and third-party dealers and distributors.

    The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

Outlook for 2005

    The Company's outlook for 2005 continues to be optimistic regarding the markets it participates in and the underlying growth rates in orthopaedic procedures.  The Company expects diluted net earnings per share for 2005 to approximate $1.75.  The financial expectations for 2005 include a net sales increase in the range of 15% to 16% as a result of strong growth in shipments of Orthopaedic Implants and MedSurg Equipment, favorable foreign currency exchange rate movements and higher revenue from Physical Therapy Services.  If foreign currency exchange rates hold at current levels, the Company anticipates a favorable impact on net sales in the second quarter and full year of 2005 of approximately $25 million and $60 million, respectively.  Excluding the effect of foreign currency exchange rates, the Company expects sales growth in the range of 14% to 15% in 2005, which is comparable to the 15% sales growth, excluding the effect of foreign currency exchange rates, reported for the first quarter of 2005.

    The Company has paid off substantially all previously outstanding borrowings under its existing credit facilities and eliminated the amounts previously outstanding under its accounts receivable securitization facility and expects to generate cash earnings (net earnings, plus noncash adjustments) in excess of its needs to fund future working capital requirements.   The Company anticipates investing in future business growth, including business and product line acquisitions to supplement its current product offerings, loaner instrumentation for surgical implants in support of new product launches and future building expansions, including manufacturing facility expansions for certain divisions.

Results of Operations

    The table below outlines the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Three Months Ended		Percentage
	March 31		Change
	2005	2004	2005/2004
Net sales	100.0	100.0	16%
Cost of sales	35.7	35.6	17
Gross profit	64.3	64.4	16
Research, development and
engineering expenses	5.0	4.8	22
Selling, general and
administrative expenses	37.4	39.7	9
Intangibles amortization	1.4	1.2	28
Operating income	20.5	18.7	27
Other expense (income)	0.1	(0.1)	--
Earnings before income taxes	20.4	18.8	27
Income taxes	6.0	5.6	25
Net earnings	14.4	13.1	27
	====	====

    The table below sets forth domestic/international and product line sales information (in millions):

			Percentage Change
	Three Months Ended		2005/2004
	March 31			Constant
	2005	2004	Reported	Currency
Domestic/international sales
Domestic	$774.7	$657.9	18%	18%
International	427.8	377.2	13	9
Total net sales	$1,202.5	$1,035.1	16	15
	=====	=====

Product line sales
Orthopaedic Implants	$714.4	$633.1	13	11
MedSurg Equipment	423.0	341.6	24	23
Physical Therapy Services	65.1	60.4	8	8
Total net sales	$1,202.5	$1,035.1	16	15
	=====	=====

    The table below sets forth additional sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment product lines on both a reported basis and a constant currency basis that excludes the impact of changes in foreign currency exchange rates:

	Percentage Change
	Three Months Ended
	March 31
	2005/2004
		Constant
	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	8%	6%
Knees	14	12
Trauma	20	17
Spine	12	11
Micro implants	14	12

Worldwide MedSurg Equipment sales:
Powered surgical instruments and
surgical navigation systems	20	19
Endoscopic products and medical video
imaging equipment	31	30
Patient handling and emergency
medical equipment	22	20

    Stryker Corporation's net sales increased 16% in the first three months of 2005 to $1,202.5 million from $1,035.1 million in 2004.  Net sales grew by 12% as a result of increased unit volume and changes in product mix; 2% as a result of higher selling prices; 1% due to changes in foreign currency exchange rates; and 1% due to acquisitions.

    The Company's domestic sales were $774.7 million for the first quarter of 2005, representing an increase of 18% as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.  International sales were $427.8 million for the first quarter, representing an increase of 13% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $16.5 million in the quarter.  Excluding the impact of foreign currency, international sales increased 9% in the quarter.

    Worldwide sales of Orthopaedic Implants were $714.4 million for the first quarter of 2005, representing an increase of 13% as a result of higher shipments of reconstructive, trauma, spine and micro implant systems, the bone growth factor OP-1 and bone cement.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 11% for the quarter.  Sales of hip implant systems increased 8% during the quarter, 6% excluding changes in foreign currency exchange rates, due to strong growth in the Trident ceramic-on-ceramic hip system in Europe and Canada partially offset by slower growth in the United States.  Sales of knee implant systems increased 14% during the quarter, 12% excluding changes in foreign currency exchange rates, due to strong growth in the recently launched Triathlon knee system in the United States and Scorpio and Duracon knee systems in the international markets.  Sales of trauma implant systems increased 20% during the quarter, 17% excluding changes in foreign currency exchange rates, as a result of the full-scale launch of the Gamma3 Hip Fracture System in the United States, Japan and Europe in the second half of 2004.  Strong growth in the Company's T2 Nailing System, both in the United States and internationally, also drove trauma sales growth in the first quarter of 2005.  Sales of spinal implant systems increased 12% during the quarter, 11% excluding changes in foreign currency exchange rates, primarily due to strong sales growth of cervical and interbody products in the United States and Japan.  Sales of micro implant systems increased 14% during the quarter, 12% excluding changes in foreign currency exchange rates, as a result of solid worldwide sales of micro implant products for hand indications and strong domestic sales of neuro products.

    Worldwide sales of MedSurg Equipment were $423.0 million for the first quarter of 2005, representing an increase of 24% as a result of higher shipments of powered surgical instruments and surgical navigation systems, endoscopic products, and patient handling and emergency medical equipment. Excluding the impact of foreign currency, sales of MedSurg Equipment increased 23% for the quarter.  Sales of powered surgical instruments and surgical navigation systems increased 20% during the quarter, 19% excluding changes in foreign currency exchange rates, due to strong sales growth in heavy-duty powered instruments, operating room equipment and interventional pain products in the United States.  Sales of endoscopic products increased 31% during the quarter, 30% excluding changes in foreign currency exchange rates, as a result of excellent growth in medical video imaging equipment and solid growth in general surgery products in the United States.  Sales of patient handling and emergency medical equipment increased 22% during the quarter, 20% excluding changes in foreign currency exchange rates, due to strong growth in hospital and maternity beds and emergency medical equipment in the United States.

    Physical Therapy Services revenues were $65.1 million for first quarter of 2005, representing an increase of 8%, with all of the growth coming from new physical therapy centers.

    Cost of sales in the first quarter of 2005 represented 35.7% of sales compared to 35.6% in the same period of 2004.  The slight increase in the cost of sales percentage in the quarter is primarily due to faster sales growth in the lower margin MedSurg Equipment business.

    Research, development and engineering expenses represented 5.0% of sales in the first quarter of 2005 compared to 4.8% in the same period of 2004 and increased 22% to $60.6 million.  The higher spending level is the result of the Company's continued focus on new product development for anticipated product launches throughout the remainder of the year and in future years, together with, beginning in the third quarter of 2004, spending associated with the continued development of products acquired from SpineCore, Inc. (SpineCore).

    Selling, general and administrative expenses increased 9% in the first quarter of 2005 and represented 37.4% of sales compared to 39.7% in the same period of 2004.  The decrease in selling, general and administrative expenses as a percent of sales is due to lower meeting costs and slower growth in insurance premiums partially offset by an increase in sales commission expense as a result of the 16% increase in net sales in the first quarter of 2005.

    The Company's effective income tax rate was 29.5% for the first quarter of 2005 compared to a 30.0% effective income tax rate for the first quarter 2004 and an effective annual income tax rate of 35.0% for the year ended December 31, 2004.  The effective income tax rate for the year ended December 31, 2004 reflects the non-deductibility for income tax purposes of substantially all of the $120 million upfront payment made in the third quarter of 2004 to acquire SpineCore.  The income tax rate reduction in the first quarter of 2005 compared to the first quarter of 2004 results primarily from increased manufacturing in lower tax jurisdictions.

    Net earnings for the first quarter of 2005 were $173.1 million, an increase of 27% compared to net earnings of $135.9 million in the first quarter of 2004.  Basic net earnings per share increased 26% in 2005 to $.43 from $.34 in 2004, and diluted net earnings per share increased 27% to $.42 in 2005 from $.33 in 2004.

Liquidity and Capital Resources

    The Company's working capital at March 31, 2005, increased $102.3 million to $1,131.4 million from $1,029.1 million at December 31, 2004.  The increase in working capital resulted from growth in the Company's overall business and the use of cash earnings to fund increases in accounts receivable, inventory and prepaid expenses and to pay current liabilities due in the first quarter of 2005, primarily for accounts payable, accrued bonuses, income taxes and dividends.  Accounts receivable days sales outstanding decreased one day to 57 days at March 31, 2005 from 58 days at December 31, 2004.  Days sales in inventory decreased four days to 118 days at March 31, 2005 from 122 days at December 31, 2004.  The reductions in days sales outstanding and days sales in inventory at March 31, 2005 are primarily due to improved asset management.

    The Company generated cash of $32.0 million from operations in the first three months of 2005 compared to $57.9 million in 2004.  The decrease in cash provided by operating activities in the first three months of 2005 compared to 2004 is primarily due to timing of payments of accounts payable and higher payments of current income tax liabilities in the United States and Europe.  In the first quarter of 2005, the Company used cash of $50.1 million for acquisitions, $45.3 million for capital expenditures and $36.2 million for the payment of dividends.

    On February 23, 2005, the Company acquired eTrauma.com Corp. (eTrauma) for approximately $50.0 million plus certain transaction costs.  The acquisition expanded the Company's endoscopic and medical video imaging equipment product offerings by adding eTrauma's proprietary Picture Archive and Communications Systems (PACs) image management and viewing software.  The acquisition of eTrauma was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's Condensed Consolidated Financial Statements beginning February 23, 2005 and did not materially impact the Company's reported operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the eTrauma acquisition.

    The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  Based on the preliminary purchase price allocation, $22.0 million was allocated to identifiable intangibles, to be amortized over their remaining lives of five to eight years, and $30.4 million was allocated to goodwill.

    The Company had $244.7 million in cash and cash equivalents at March 31, 2005.  The Company had outstanding borrowings totaling $9.5 million at the end of the first quarter of 2005.  Current maturities of long-term debt at March 31, 2005 were $8.8 million and will decrease to $0.7 million in 2006.  The Company believes its cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures, future business and product line acquisitions to supplement its current product offerings and loaner instrumentation for surgical implants in support of new product launches.  Should additional funds be required, the Company had $824.3 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $750.0 million five-year, nonamortizing, revolving credit agreement that expires in December 2006.  In addition, the Company had $200.0 million of eligible accounts receivable that could be sold through its accounts receivable securitization facility at March 31, 2005.

Other Matters

    The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies.  In the first quarter of 2005, the weakening of foreign currencies relative to the U.S. dollar decreased the value of these investments in net assets by $48.2 million.  This loss reduced the previously-recorded cumulative gain from strengthening of foreign currencies that had been recorded as a separate component of stockholders' equity.

    In December 2003, the Company announced that its subsidiary Physiotherapy Associates, Inc., and Stryker received a subpoena from the United States Attorney's Office in Boston, Massachusetts, in connection with a Department of Justice investigation of Physiotherapy Associates' billing and coding practices.  In March 2005, the Company announced that it received a subpoena from the United States Department of Justice requesting documents for the period January 2002 through the present relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  The Company is fully cooperating with the Department of Justice regarding these matters.

    On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the Act).  The Act creates a temporary incentive for United States corporations to repatriate accumulated income earned in foreign jurisdictions by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations, and significant uncertainty remains about the way to interpret numerous provisions in the Act.  Due to these factors, the Company is not yet in a position to determine whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States.  Based on its current analysis, the Company may repatriate up to $800.0 million, with a related income tax expense and liability of up to $57.5 million.  The Company plans to finalize its assessment after Congress or the Treasury Department provides additional clarifying language on key elements of the repatriation provision.

    In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement No. 123, Share-Based Payment.  This revision supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  On April 14, 2005, the United States Securities and Exchange Commission adopted a new rule allowing companies to delay the required adoption date of the Statement to their first fiscal year beginning after June 15, 2005.  Based on this ruling, the Company plans to adopt the provisions of the Statement effective January 1, 2006 rather than July 1, 2005 as previously required by the revised Statement.  The revised Statement requires companies to recognize the cost of stock options based on the grant-date fair value pursuant to their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period.  Pursuant to the requirements of the Statement, the Company plans to adopt the provisions of the Statement using the modified-retrospective transition method provided in the Statement.  Under this method, the Company will restate all prior periods presented on a consistent basis.  The Company does not believe the adoption of this Statement will have a material impact on the trend of net earnings or net earnings per share.

Forward-Looking Statements

    The information contained in this report may contain information that includes or is based on forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties.  These statements may be identified by the use of words such as "anticipates," "expects," "estimates," "projects," "intends" and "believes" and variations thereof and other terms of similar meaning.  Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: regulatory actions, including cost-containment measures, that could adversely affect the price of or demand for the Company's products; unanticipated issues arising in connection with clinical studies and eventual United States Food and Drug Administration approval of OP-1, the FlexiCore and CerviCore spinal implant products or other new product introductions; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment.

    While the Company believes that the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate.  All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There was no change to the Company's internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

    Other Matters - The Company has begun the process of implementing new Enterprise Resource Planning (ERP) systems at certain of its divisions.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting.  In the third quarter of 2005, the Company anticipates its Orthopaedics division will begin to transition to their new ERP system.  In connection with this ERP system implementation, the Company will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  The Company does not believe that this ERP system implementation will have an adverse effect on the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The Company issued 39,016 shares of Common Stock in the first quarter of 2005 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(c)	At the Annual Meeting of Stockholders held on April 26, 2005, the stockholders elected seven directors to serve until the next Annual Meeting of Stockholders. The voting results for each nominee were as follows:

	Shares
Name	For	Withheld
John W. Brown	360,344,155	10,124,543
Howard E. Cox, Jr.	362,491,339	7,977,359
Donald M. Engelman, Ph.D.	349,736,857	20,731,841
Jerome H. Grossman	362,297,737	8,170,961
Stephen P. MacMillan	360,803,196	9,665,502
William U. Parfet	351,133,062	19,335,636
Ronda E. Stryker	362,206,043	8,262,655

ITEM 6.	EXHIBITS

(a) Exhibits
31(i) Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)

31(ii) Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

32(i) Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

32(ii) Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

April 29, 2005	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, President
and Chief Executive Officer
(Principal Executive Officer)

April 29, 2005	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation