Form 10-Q
period 2005-06-30
STRYKER CORP
filed 2005-08-01
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES [X]          NO [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

403,507,233 shares of Common Stock, $.10 par value, as of June 30, 2005.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)
	June 30	December 31
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$118.4	$349.4
Marketable securities	212.0	--
Accounts receivable, less allowance of $56.3 ($54.7 in 2004)	749.6	751.1
Inventories	576.3	552.5
Deferred income taxes	418.5	407.5
Prepaid expenses and other current assets	96.6	82.1
Total current assets	2,171.4	2,142.6

Property, Plant and Equipment, less allowance for depreciation of $543.2 ($524.2 in 2004)	738.5	700.5

Other Assets
Goodwill	519.9	506.3
Other intangibles, less accumulated amortization of $219.9 ($200.7 in 2004)	434.3	456.9
Loaner instrumentation, less accumulated amortization of $390.1 ($375.7 in 2004)	242.1	202.4
Deferred income taxes	31.7	38.6
Other	29.9	36.5
	1,257.9	1,240.7
	$4,167.8	$4,083.8
	=====	=====

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$180.6	$214.5
Accrued compensation	200.8	244.0
Income taxes	116.9	187.0
Accrued expenses and other liabilities	444.9	458.7
Current maturities of long-term debt	8.5	9.3
Total current liabilities	951.7	1,113.5

Long-Term Debt, excluding current maturities	0.7	0.7
Other Liabilities	226.6	217.6
Stockholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding - 403.5 shares (402.5 in 2004)	40.4	40.3
Additional paid-in capital	244.2	218.1
Retained earnings	2,655.0	2,297.6
Deferred stock-based compensation	(2.0)	(2.3)
Accumulated other comprehensive gain	51.2	198.3
Total stockholders' equity	2,988.8	2,752.0
	$4,167.8	$4,083.8
	=====	=====
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unadutied)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Net sales	$1,218.6	$1,043.0	$2,421.1	$2,078.1
Cost of sales	422.2	364.7	851.3	732.9
Gross Profit	796.4	678.3	1,569.8	1,345.2

Research, development and engineering expenses	65.9	50.5	126.5	100.1
Selling, general and administrative expenses	457.5	396.5	907.7	807.8
Intangibles amortization	11.4	11.2	27.8	24.0
	534.8	458.2	1,062.0	931.9
Operating income	261.6	220.1	507.8	413.3
Other expense	0.2	1.9	0.8	1.0
Earnings before income taxes	261.4	218.2	507.0	412.3
Income taxes	77.1	65.5	149.6	123.7
Net earnings	$184.3	$152.7	$357.4	$288.6
	====	====	====	====

Net earnings per share of common stock:
Basic	$.46	$.38	$.89	$.72
Diluted	$.45	$.37	$.87	$.70

Average outstanding shares for the period:
Basic	403.3	400.8	403.1	400.3
Diluted	411.3	410.8	411.3	410.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

					Accumulated
		Additional		Deferred	Other
	Common	Paid-In	Retained	Stock-based	Comprehensive
	Stock	Capital	Earnings	Compensation	Gain (Loss)	Total
Balances at January 1, 2005	$40.3	$218.1	$2,297.6	($2.3)	$198.3	$2,752.0

Net earnings			357.4			357.4
Net unrealized losses on securities,
net of income tax benefit					(0.1)	(0.1)
Reduction in unfunded pension losses,
net of income tax effect					0.5	0.5
Foreign currency translation adjustments					(147.5)	(147.5)
Comprehensive earnings for the six
months ended June 30, 2005						210.3
Issuance of 1.0 shares of common stock
under stock option and benefit plans,
including $12.3 income tax benefit	0.1	26.1				26.2
Amortization of deferred
stock-based compensation				0.3		0.3
Balances at June 30, 2005	$40.4	$244.2	$2,655.0	($2.0)	$51.2	$2,988.8
	====	====	=====	====	====	=====

See accompanying notes to condensed consolidated financial statements.

       In 2004, the Company declared a cash dividend of nine cents per share to shareholders of record on December 31, 2004, payable on January 31, 2005.  No cash dividends have been declared during 2005.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Operating Activities
Net earnings	$184.3	$152.7	$357.4	$288.6
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	26.4	25.1	53.5	50.8
Amortization	43.0	35.9	89.8	71.2
Income tax benefit from exercise of stock options	5.8	16.5	12.3	24.5
Payments of restructuring and acquisition-related liabilities	--	(0.3)	--	(3.4)
Other	1.5	1.8	3.8	2.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Reductions of accounts receivable securitization	--	(155.0)	--	(150.0)
Accounts receivable	(1.9)	5.6	(29.2)	(56.3)
Inventories	(34.0)	(30.0)	(46.6)	(52.9)
Loaner instrumentation	(54.3)	(38.7)	(109.2)	(75.1)
Accounts payable	8.4	(0.3)	(30.0)	18.5
Payments of acquisition purchase liabilities	(1.3)	(0.2)	(1.3)	(0.2)
Accrued expenses	55.9	45.2	(6.7)	14.5
Income taxes	(55.4)	(36.5)	(78.1)	(27.3)
Other	8.8	22.9	3.5	(2.9)
Net cash provided by operating activities	187.2	44.7	219.2	102.6

Investing Activities
Acquisitions, net of cash acquired	(3.0)	(5.1)	(53.1)	(14.9)
Purchases of marketable securities	(212.9)	--	(212.9)	--
Purchases of property, plant and equipment	(71.1)	(43.1)	(116.4)	(74.2)
Proceeds from sales of property, plant and equipment	0.2	--	0.4	7.8
Net cash used in investing activities	(286.8)	(48.2)	(382.0)	(81.3)

Financing Activities
Proceeds from borrowings	198.1	118.4	246.7	380.4
Payments on borrowings	(197.9)	(118.6)	(246.5)	(390.5)
Dividends paid	--	--	(36.2)	(28.0)
Proceeds from exercise of stock options	5.8	14.2	11.7	20.1
Other	(17.2)	0.2	(27.2)	0.3
Net cash provided by (used in) financing activities	(11.2)	14.2	(51.5)	(17.7)
Effect of exchange rate changes on cash and cash equivalents	(15.5)	3.0	(16.7)	(6.9)
Increase (decrease) in cash and cash equivalents	($126.3)	$13.7	($231.0)	($3.3)
	====	====	====	====

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

June 30, 2005

NOTE 1

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

NOTE 2

COMPREHENSIVE EARNINGS

    The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive earnings and its components.  The comprehensive earnings for the six months ended June 30, 2005 and 2004 were $210.3 million and $263.8 million, respectively, and for the three months ended June 30, 2005 and 2004 were $85.6 million and $150.1 million, respectively.

NOTE 3

ACCOUNTS RECEIVABLE SECURITIZATION

    The Company's accounts receivable securitization facility is described in detail in Note 1 to the consolidated financial statements included in the Company's 2004 Form 10-K.  There were no amounts of undivided percentage ownership interests in accounts receivable sold by Stryker Funding Corporation under the facility at June 30, 2005 or December 31, 2004.

NOTE 4

INVENTORIES

    Inventories are as follows (in millions):

	June 30	December 31
	2005	2004
Finished goods	$438.4	$429.1
Work-in-process	63.7	53.4
Raw material	79.3	75.1
FIFO Cost	581.4	557.6
Less LIFO reserve	5.1	5.1
	$576.3	$552.5
	=====	=====

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

    The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  Based on the preliminary purchase price allocation, $22.0 million was allocated to identifiable intangibles, to be amortized over their remaining lives of five to eight years, and $31.5 million was allocated to goodwill.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and eTrauma.  In conjunction with the integration plan, the Company recorded additional purchase liabilities for severance and related costs of $0.3 million, which were included in the purchase price allocation.

NOTE 6

ACQUISITION-RELATED LIABILITIES

    The following table provides a rollforward from December 31, 2004 to June 30, 2005 of the liabilities associated with business acquisition purchase liabilities recorded by the Company.  These liabilities are included within accrued expenses and other liabilities in the condensed consolidated balance sheets.

	Distributor	Severance and
(in millions)	Conversions	Related Costs	Total
Balances at December 31, 2004	$2.5	$0.0	$2.5
Addition from business acquisition	--	0.3	0.3
Payments	(1.2)	(0.1)	(1.3)
Balances at June 30, 2005	$1.3	$0.2	$1.5
	====	====	====

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net earnings:
As reported	$184.3	$152.7	$357.4	$288.6
Deduct: Compensation expense --fair value method	(6.5)	(6.6)	(12.9)	(12.8)
Pro forma	$177.8	$146.1	$344.5	$275.8
	====	====	====	====

Basic net earnings per share:
As reported	$.46	$.38	$.89	$.72
Pro forma	$.44	$.36	$.85	$.69

Diluted net earnings per share:
As reported	$.45	$.37	$.87	$.70
Pro forma	$.43	$.36	$.84	$.67

    In December 2004, the FASB issued a revision to Statement No. 123, Share-Based Payment.  This revision supersedes APB Opinion No. 25 and its related implementation guidance.  On April 14, 2005, the United States Securities and Exchange Commission adopted a new rule allowing companies to delay the required adoption date of the Statement to their first fiscal year beginning after June 15, 2005.  Based on this ruling, the Company plans to adopt the provisions of the Statement effective January 1, 2006 rather than July 1, 2005 as previously required by the revised Statement.  The revised Statement requires companies to recognize the cost of stock options based on the grant-date fair value pursuant to their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period.  Pursuant to the requirements of the Statement, the Company plans to adopt the provisions of the Statement using the modified-retrospective transition method provided in the Statement.  Under this method, the Company will restate all prior periods presented on a consistent basis, based on the pro forma expense previously disclosed pursuant to the provisions of Statement No. 123.  The Company does not believe the adoption of this Statement will have a material impact on the trend of net earnings or net earnings per share.

NOTE 8

RETIREMENT PLANS

    Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Service cost	$2.3	$1.5	$4.4	$3.2
Interest cost	1.6	1.3	3.2	2.8
Expected return on plan assets	(1.3)	(1.2)	(2.5)	(2.1)
Amortization of transition
amounts and prior service cost	0.2	--	0.4	0.1
Recognized actuarial loss	0.1	0.2	0.2	0.3
Net periodic benefit cost	$2.9	$1.8	$5.7	$4.3
	===	===	===	===

    The Company previously disclosed in its 2004 Form 10-K that it anticipated contributing approximately $11.8 million to its defined benefit plans in 2005 to meet minimum funding requirements.  As of June 30, 2005, $2.0 million of contributions have been made.

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

    Sales and net earnings (loss) by business segment follow (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended June 30, 2005
Net sales	$724.8	$427.4	$66.4	$1,218.6
Segment net earnings (loss)	125.7	64.7	(6.1)	184.3

Three Months Ended June 30, 2004
Net sales	$630.9	$349.5	$62.6	$1,043.0
Segment net earnings (loss)	110.8	47.2	(5.3)	152.7

Six Months Ended June 30, 2005
Net sales	$1,439.2	$850.4	$131.5	$2,421.1
Segment net earnings (loss)	241.4	126.2	(10.2)	357.4

Six Months Ended June 30, 2004
Net sales	$1,264.0	$691.1	$123.0	$2,078.1
Segment net earnings (loss)	208.6	92.2	(12.2)	288.6

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

    Domestic sales accounted for 64% of total revenues in the first half of 2005 and 2004 and 64% in the second quarter of 2005 compared to 65% in 2004.  Most of the Company's products are marketed directly to more than 6,000 hospitals and to doctors and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

    International sales accounted for 36% of total revenues in the first half of 2005 and 2004 and 36% in the second quarter of 2005 compared to 35% in 2004.  The Company's products are sold in more than 100 countries through both company owned sales subsidiaries and branches and third-party dealers and distributors.

    The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

Outlook for 2005

    The Company's outlook for 2005 continues to be optimistic regarding the markets it participates in and the underlying growth rates in orthopaedic procedures.  The Company expects diluted net earnings per share for 2005 to approximate $1.75.  The financial expectations for 2005 include a net sales increase in the range of 14% to 15% as a result of strong growth in shipments of Orthopaedic Implants and MedSurg Equipment, favorable foreign currency exchange rate movements and higher revenue from Physical Therapy Services.  If foreign currency exchange rates hold at current levels, the Company anticipates no significant impact on net sales in the third quarter of 2005 and a favorable impact on net sales for the full year of 2005 of approximately $15 to $20 million.  Excluding the effect of foreign currency exchange rates, the Company expects sales growth in the range of 14% to 15% in 2005, which is comparable to the 15% sales growth, excluding the effect of foreign currency exchange rates, reported for the first six months and second quarter of 2005.

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

Results of Operations

    The table below outlines the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Six Months Ended		Percentage
	June 30		Change
	2005	2004	2005/2004
Net sales	100.0	100.0	17%
Cost of sales	35.2	35.3	16
Gross profit	64.8	64.7	17
Research, development and engineering expenses	5.2	4.8	26
Selling, general and administrative expenses	37.5	38.9	12
Intangibles amortization	1.1	1.2	16
Operating income	21.0	19.9	23
Other expense	0.0	0.0	(20)
Earnings before income taxes	20.9	19.8	23
Income taxes	6.2	6.0	21
Net earnings	14.8	13.9	24
	====	====

Percentage of Net Sales
	Three Months Ended		Percentage
	June 30		Change
	2005	2004	2005/2004
Net sales	100.0	100.0	17%
Cost of sales	34.6	35.0	16
Gross profit	65.4	65.0	17
Research, development and engineering expenses	5.4	4.8	30
Selling, general and administrative expenses	37.5	38.0	15
Intangibles amortization	0.9	1.1	2
Operating income	21.5	21.1	19
Other expense	0.0	0.2	(89)
Earnings before income taxes	21.5	20.9	20
Income taxes	6.3	6.3	18
Net earnings	15.1	14.6	21
	====	====

    The table below sets forth domestic/international and product line sales information (in millions):

	Six Months Ended		Percentage
	June 30		Change
	2005	2004	2005/2004
Domestic/international sales
Domestic	$1,558.8	$1,335.1	17%
International	862.3	743.0	16
Total net sales	$2,421.1	$2,078.1	17
	=====	=====

Product line sales
Orthopaedic Implants	$1,439.2	$1,264.0	14
MedSurg Equipment	850.4	691.1	23
Physical Therapy Services	131.5	123.0	7
Total net sales	$2,421.1	$2,078.1	17
	=====	=====

	Three Months Ended		Percentage
	June 30		Change
	2005	2004	2005/2004
Domestic/international sales
Domestic	$784.1	$677.2	16%
International	434.5	365.8	19
Total net sales	$1,218.6	$1,043.0	17
	=====	=====

Product line sales
Orthopaedic Implants	$724.8	$630.9	15
MedSurg Equipment	427.4	349.5	22
Physical Therapy Services	66.4	62.6	6
Total net sales	$1,218.6	$1,043.0	17
	=====	=====

    The tables below set forth additional sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment product lines on both a reported basis and a constant currency basis that excludes the impact of changes in foreign currency exchange rates:

	Percentage Change
	Six Months Ended
	June 30
	2005/2004
		Constant
	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	8%	6%
Knees	15	13
Trauma	21	18
Spine	17	15
Micro implants	14	12

Worldwide MedSurg Equipment sales:
Powered surgical instruments and
surgical navigation systems	19	18
Endoscopic products and medical video
imaging equipment	29	28
Patient handling and emergency
medical equipment	22	20

	Percentage Change
	Three Months Ended
	June 30
	2005/2004
		Constant
	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	8%	5%
Knees	16	14
Trauma	21	19
Spine	22	20
Micro implants	15	12

Worldwide MedSurg Equipment sales:
Powered surgical instruments and
surgical navigation systems	19	18
Endoscopic products and medical video
imaging equipment	27	26
Patient handling and emergency
medical equipment	21	20

    Stryker Corporation's net sales increased 17% in the first six months of 2005 to $2,421.1 million from $2,078.1 million in 2004.  For the second quarter of 2005 net sales were $1,218.6 million, representing a 17% increase over net sales of $1,043.0 million in the second quarter of 2004.  Net sales for both the first six months and the second quarter of 2005 grew by 12% as a result of increased unit volume and favorable product mix; 2% due to changes in foreign currency exchange rates, 2% as a result of higher selling prices and 1% due to acquisitions.

    The Company's domestic sales were $1,558.8 million for the first half of 2005 and $784.1 million for the second quarter of 2005, representing increases of 17% and 16%, respectively, as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.

    International sales were $862.3 million for the first half of 2005 and $434.5 million for the second quarter of 2005, representing increases of 16% and 19%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $34.7 million in the first half and by $18.2 million in the second quarter.  Excluding the impact of foreign currency, international sales increased 11% in the first half of 2005 and 14% in the second quarter of 2005.

    Worldwide sales of Orthopaedic Implants were $1,439.2 million for the first half of 2005 and $724.8 million for the second quarter of 2005, representing increases of 14% and 15%, respectively, based on higher shipments of reconstructive, trauma, spine and micro implant systems, the bone growth factor OP-1 and bone cement.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 12% in the first half of 2005 and 13% in the second quarter of 2005.  Sales of hip implant systems increased 8% in both the first half and second quarter of 2005 (6% and 5%, respectively, excluding changes in foreign currency exchange rates) due to strong growth in the Trident ceramic-on-ceramic hip system in Europe and Canada partially offset by slower growth in the United States.  Sales of knee implant systems increased 15% in the first half of 2005 and 16% in the second quarter (13% and 14%, respectively, excluding changes in foreign currency exchange rates) due to strong growth in the recently launched Triathlon knee system in the United States and the Scorpio knee system in the international markets.  Sales of trauma implant systems increased 21% in both the first half and second quarter of 2005 (18% and 19%, respectively, excluding changes in foreign currency exchange rates) as a result of the full-scale launch of the Gamma3 Hip Fracture System in the United States, Japan and Europe in the second half of 2004.  Strong growth in the Company's T2 Nailing System, both in the United States and internationally, also drove trauma sales growth in the first half and second quarter of 2005.  Sales of spinal implant systems increased 17% in the first half of 2005 and 22% in the second quarter (15% and 20%, respectively, excluding changes in foreign currency exchange rates) primarily due to strong sales growth of cervical and interbody products in the United States, Japan and the Pacific region, as well as strong growth of lumbar products in Europe in the second quarter of 2005.  Sales of micro implant systems increased 14% in the first half of 2005 and 15% in the second quarter (12% in both the first half and second quarter of 2005 excluding changes in foreign currency exchange rates) as a result of solid worldwide sales of micro implant products for hand indications and strong domestic sales of products for neuro indications.

    Worldwide sales of MedSurg Equipment were $850.4 million for the first half of 2005 and $427.4 million for the second quarter, representing increases of 23% and 22%, respectively, as a result of higher shipments of powered surgical instruments and surgical navigation systems, endoscopic products, and patient handling and emergency medical equipment. Excluding the impact of foreign currency, sales of MedSurg Equipment increased 22% for the first half of 2005 and 21% for the second quarter of 2005.  Sales of powered surgical instruments and surgical navigation systems increased 19% in both the first half and second quarter of 2005 (18% in both periods excluding changes in foreign currency exchange rates) due to strong sales growth in heavy-duty powered instruments and interventional pain products in the United States.  Sales of endoscopic products increased 29% in the first half of 2005 and 27% in the second quarter (28% and 26%, respectively, excluding changes in foreign currency exchange rates) as a result of strong growth in medical video imaging equipment and solid growth in general surgery products in the United States.  Sales of patient handling and emergency medical equipment increased 22% in the first half of 2005 and 21% in the second quarter (20% in both periods excluding changes in foreign currency exchange rates) due to strong growth in hospital and maternity beds and emergency medical equipment in the United States.

    Physical Therapy Services revenues were $131.5 million for the first half of 2005 and $66.4 million for the second quarter of 2005, representing increases of 7% and 6%, respectively, with growth coming from new physical therapy centers.

    Cost of sales in the first half of 2005 represented 35.2% of sales compared to 35.3% in the same period of 2004.  In the second quarter the cost of sales percentage decreased to 34.6% from 35.0% in the second quarter of 2004.  The slight decrease in the cost of sales percentage in the second quarter of 2005 is primarily due to increased average selling prices for the Company's products partially offset by faster sales growth in the lower margin MedSurg Equipment business.

    Research, development and engineering expenses represented 5.2% of sales in the first half of 2005 compared to 4.8% in the same period of 2004 and increased 26% to $126.5 million.  In the second quarter, these expenses increased 30% to $65.9 million and represented 5.4% of sales in 2005 compared to 4.8% in 2004. The higher spending level is the result of the Company's continued focus on new product development for anticipated product launches throughout the remainder of the year and in future years and continued investments in new technologies, together with, beginning in the third quarter of 2004, spending associated with the continued development of products acquired from SpineCore, Inc. (SpineCore).

    Selling, general and administrative expenses increased 12% in the first half of 2005 and represented 37.5% of sales compared to 38.9% in the same period of 2004.  In the second quarter, these expenses increased 15% and represented 37.5% of sales in 2005 compared to 38.0% in 2004.  The decrease in selling, general and administrative expenses as a percent of sales in the first half of 2005 is due to lower meeting costs and slower growth in insurance premiums.  The decrease in these costs as a percent of sales in the second quarter of 2005 is due to slower growth in insurance premiums and compensation costs relative to the Company's growth in net sales.  These decreases are partially offset by an increase in sales commission expense as a result of the 17% growth in net sales in both the first half and second quarter of 2005.

    The Company's effective income tax rate was 29.5% in the first half and second quarter of 2005 compared to a 30.0% effective income tax rate for the same periods of 2004 and an effective annual income tax rate of 35.0% for the year ended December 31, 2004.  The effective income tax rate for the year ended December 31, 2004 reflects the non-deductibility, for income tax purposes, of substantially all of the $120 million upfront payment made in the third quarter of 2004 to acquire SpineCore.  The income tax rate reduction in the first half and second quarter of 2005 compared to the same periods of 2004 results primarily from increased manufacturing in lower tax jurisdictions.

    Net earnings in the first half of 2005 were $357.4 million, an increase of 24% when compared to net earnings of $288.6 million in the first half of 2004.  Basic net earnings per share increased 24% in the first half of 2005 to $.89 from $.72 in 2004, and diluted net earnings per share increased 24% to $.87 in the first half of 2005 from $.70 in 2004.  Net earnings for the second quarter of 2005 were $184.3 million representing a 21% increase over net earnings of $152.7 million in the second quarter of 2004.  Basic net earnings per share increased 21% in the second quarter of 2005 to $.46 from $.38 in 2004, and diluted net earnings per share increased 22% in the second quarter of 2005 to $.45 from $.37 in 2004.

Liquidity and Capital Resources

    The Company's working capital at June 30, 2005, increased $190.6 million to $1,219.7 million from $1,029.1 million at December 31, 2004.  The increase in working capital resulted from growth in the Company's overall business and the use of cash earnings to fund increases in inventory and prepaid expenses and to pay current liabilities due in the first quarter of 2005, primarily for accounts payable, accrued bonuses, income taxes and dividends.  Accounts receivable days sales outstanding decreased three days to 55 days at June 30, 2005 from 58 days at December 31, 2004.  Days sales in inventory increased two days to 124 days at June 30, 2005 from 122 days at December 31, 2004.  The decrease in days sales outstanding at June 30, 2005 is primarily due to improved asset management and collections of aged receivables in certain European markets.  The increase in days sales in inventory is primarily due to normal movements in inventory levels across the Company.

    The Company generated cash of $219.2 million from operations in the first six months of 2005 compared to $102.6 million in 2004.  In the second quarter, the Company generated cash from operations of $187.2 million compared to $44.7 million in 2004.  The increase in cash provided by operating activities in the first six months and second quarter of 2005 compared to the same periods in 2004 is primarily due to the elimination of amounts outstanding under the accounts receivable securitization facility in the second quarter of 2004.  In the first half of 2005, the Company used cash of $53.1 million for acquisitions, $116.4 million for capital expenditures and $36.2 million for the payment of dividends.  In the second quarter of 2005, the Company invested $212.9 million in marketable securities.  These securities are classified as available-for-sale investments in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

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

    The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  Based on the preliminary purchase price allocation, $22.0 million was allocated to identifiable intangibles, to be amortized over their remaining lives of five to eight years, and $31.5 million was allocated to goodwill.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and eTrauma.  In conjunction with the integration plan, the Company recorded additional purchase liabilities for severance and related costs of $0.3 million, which were included in the purchase price allocation.

    The Company had $118.4 million in cash and cash equivalents at June 30, 2005.  The Company had outstanding borrowings totaling $9.2 million at the end of the first half of 2005.  Current maturities of long-term debt at June 30, 2005 were $8.5 million and will decrease to $0.7 million in 2006.  The Company believes its cash on hand and marketable securities, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures, future business and product line acquisitions to supplement its current product offerings and loaner instrumentation for surgical implants in support of new product launches.  Should additional funds be required, the Company had $819.3 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $750.0 million five-year, nonamortizing, revolving credit agreement that expires in December 2006.  In addition, the Company had $200.0 million of eligible accounts receivable that could be sold through its accounts receivable securitization facility at June 30, 2005.

Other Matters

    The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies.  In the first half of 2005, the weakening of foreign currencies relative to the U.S. dollar decreased the value of these investments in net assets by $147.5 million.  This loss reduced the previously-recorded cumulative gain from strengthening of foreign currencies that had been recorded as a separate component of stockholders' equity.

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

    On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the Act).  The Act creates a temporary incentive for United States corporations to repatriate accumulated income earned in foreign jurisdictions by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations, and significant uncertainty remains about the way to interpret numerous provisions in the Act.  Due to these factors, the Company is not yet in a position to determine whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States.  Based on its current analysis, the Company may repatriate up to $775.0 million, with a related income tax expense and liability of up to $38.2 million.  The Company plans to finalize its assessment after Congress or the Treasury Department provides additional clarifying language on key elements of the repatriation provision.

    In December 2004, the FASB issued a revision to Statement No. 123, Share-Based Payment.  This revision supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  On April 14, 2005, the United States Securities and Exchange Commission adopted a new rule allowing companies to delay the required adoption date of the Statement to their first fiscal year beginning after June 15, 2005.  Based on this ruling, the Company plans to adopt the provisions of the Statement effective January 1, 2006 rather than July 1, 2005 as previously required by the revised Statement.  The revised Statement requires companies to recognize the cost of stock options based on the grant-date fair value pursuant to their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period.  Pursuant to the requirements of the Statement, the Company plans to adopt the provisions of the Statement using the modified-retrospective transition method provided in the Statement.  Under this method, the Company will restate all prior periods presented on a consistent basis, based on the pro forma expense previously disclosed pursuant to the provisions of Statement No. 123.  The Company does not believe the adoption of this Statement will have a material impact on the trend of net earnings or net earnings per share.

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

    Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There was no change to the Company's internal control over financial reporting during the second quarter of 2005 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

    Other Matters - The Company has begun the process of implementing new Enterprise Resource Planning (ERP) systems at certain of its divisions.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting.  In the first quarter of 2006, the Company anticipates its Orthopaedics division will begin to transition to its new ERP system.  In connection with this ERP system implementation, the Company will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  The Company does not believe that this ERP system implementation will have an adverse effect on the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	The Company issued 2,305 shares of Common Stock in the second quarter of 2005 as
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

STRYKER CORPORATION
(Registrant)

August 1, 2005	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, President
and Chief Executive Officer
(Principal Executive Officer)

August 1, 2005	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation