Form 10-Q
period 2005-09-30
STRYKER CORP
filed 2005-11-04
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES [X]          NO [  ]

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES [  ]          NO [X]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

404,986,762 shares of Common Stock, $.10 par value, as of October 31, 2005.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	September 30	December 31
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$200.4	$349.4
Marketable securities	332.2	-
Accounts receivable, less allowance of $55.0 ($54.7 in 2004)	736.2	751.1
Inventories	587.6	552.5
Deferred income taxes	415.5	407.5
Prepaid expenses and other current assets	93.3	82.1
Total current assets	2,365.2	2,142.6

Property, Plant and Equipment, less allowance for depreciation of $563.8 ($524.2 in 2004)	778.5	700.5

Other Assets
Goodwill	517.2	506.3
Other intangibles, less accumulated amortization of $229.3 ($200.7 in 2004)	422.4	456.9
Loaner instrumentation, less accumulated amortization of $407.1 ($375.7 in 2004)	251.4	202.4
Deferred income taxes	30.9	38.6
Other	31.2	36.5
	1,253.1	1,240.7
	$4,396.8	$4,083.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$171.4	$214.5
Accrued compensation	227.5	244.0
Income taxes	172.2	187.0
Accrued expenses and other liabilities	456.4	458.7
Current maturities of long-term debt	8.1	9.3
Total current liabilities	1,035.6	1,113.5

Long-Term Debt, excluding current maturities	0.9	0.7
Other Liabilities	246.6	217.6
Stockholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding - 403.9 shares (402.5 in 2004)	40.4	40.3
Additional paid-in capital	252.0	218.1
Retained earnings	2,787.1	2,297.6
Deferred stock-based compensation	(1.8)	(2.3)
Accumulated other comprehensive gain	36.0	198.3
Total stockholders' equity	3,113.7	2,752.0
	$4,396.8	$4,083.8

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net sales	$1,171.9	$1,028.7	$3,593.0	$3,106.8
Cost of sales	415.5	365.1	1,266.8	1,098.0
Gross profit	756.4	663.6	2,326.2	2,008.8

Research, development and engineering expenses	70.3	54.6	196.8	154.7
Selling, general and administrative expenses	443.2	402.3	1,350.9	1,210.1
Intangibles amortization	10.5	11.6	38.3	35.6
Purchased in-process research and development	--	120.8	--	120.8
	524.0	589.3	1,586.0	1,521.2

Operating income	232.4	74.3	740.2	487.6
Other expense	0.6	1.9	1.4	2.9
Earnings before income taxes	231.8	72.4	738.8	484.7
Income taxes	99.7	58.0	249.3	181.7
Net earnings	$132.1	$14.4	$489.5	$303.0

Net earnings per share of common stock:
Basic	$.33	$.04	$1.21	$.76
Diluted	$.32	$.04	$1.19	$.74

Average outstanding shares for the period:
Basic	403.7	401.7	403.3	400.8
Diluted	412.2	410.7	411.6	410.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

					Accumulated
		Additional		Deferred	Other
	Common	Paid-In	Retained	Stock-based	Comprehensive
	Stock	Capital	Earnings	Compensation	Gain (Loss)	Total
Balances at January 1, 2005	$40.3	$218.1	$2,297.6	($2.3)	$198.3	$2,752.0

Net earnings			489.5			489.5
Reduction in unfunded pension losses,
net of income tax effect					0.5	0.5
Foreign currency translation adjustments					(162.8)	(162.8)
Comprehensive earnings for the nine
months ended September 30, 2005						327.2
Issuance of 1.4 shares of common stock
under stock option and benefit plans,
including $17.5 income tax benefit	0.1	33.9				34.0
Amortization of deferred
stock-based compensation				0.5		0.5
Balances at September 30, 2005	$40.4	$252.0	$2,787.1	($1.8)	$36.0	$3,113.7

See accompanying notes to condensed consolidated financial statements.

            In 2004, the Company declared a cash dividend of nine cents per share to shareholders of record on December 31, 2004, payable on January 31, 2005.  No cash dividends have been declared during 2005.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Operating Activities
Net earnings	$132.1	$14.4	$489.5	$303.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26.4	25.1	79.9	75.9
Amortization	43.6	37.4	133.4	108.6
Income tax benefit from exercise of stock options	5.2	12.4	17.5	36.9
Payments of restructuring and acquisition-related liabilities	--	(0.3)	--	(3.7)
Purchased in-process research and development	--	120.8	--	120.8
Other	1.2	6.0	5.0	8.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Reductions of accounts receivable securitization	--	--	--	(150.0)
Accounts receivable	9.0	7.8	(20.2)	(48.5)
Inventories	(13.0)	(24.4)	(59.6)	(77.3)
Loaner instrumentation	(44.1)	(40.4)	(153.3)	(115.5)
Accounts payable	(8.8)	(6.2)	(38.8)	12.3
Payments of acquisition purchase liabilities	(0.3)	--	(1.6)	(0.2)
Accrued expenses	38.0	41.7	31.3	63.2
Income taxes	71.1	(16.4)	(7.0)	(43.7)
Other	2.6	8.2	6.1	(1.7)
Net cash provided by operating activities	263.0	186.1	482.2	288.7

Investing Activities
Acquisitions, net of cash acquired	(2.0)	(124.2)	(55.1)	(139.1)
Purchases of marketable securities	(461.3)	--	(674.2)	--
Proceeds from sales of marketable securities	338.8	--	338.8	--
Purchases of property, plant and equipment	(69.4)	(47.7)	(185.8)	(121.9)
Proceeds from sales of property, plant and equipment	0.2	0.4	0.6	8.2
Net cash used in investing activities	(193.7)	(171.5)	(575.7)	(252.8)

Financing Activities
Proceeds from borrowings	110.8	149.5	357.5	529.9
Payments on borrowings	(111.6)	(149.5)	(358.1)	(540.0)
Dividends paid	--	--	(36.2)	(28.0)
Proceeds from exercise of stock options	5.8	9.7	17.5	29.8
Other	9.3	(2.2)	(17.9)	(1.9)
Net cash provided by (used in) financing activities	14.3	7.5	(37.2)	(10.2)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	6.9	(18.3)	--
Increase (decrease) in cash and cash equivalents	$82.0	$29.0	($149.0)	$25.7

 See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

September 30, 2005

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

NOTE 2

COMPREHENSIVE EARNINGS

The Company follows Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive earnings and its components.  The comprehensive earnings for the nine months ended September 30, 2005 and 2004 were $327.2 million and $288.0 million, respectively, and for the three months ended September 30, 2005 and 2004 were $116.9 million and $24.2 million, respectively.

NOTE 3

ACCOUNTS RECEIVABLE SECURITIZATION

The Company's accounts receivable securitization facility is described in detail in Note 1 to the consolidated financial statements included in the Company's 2004 Form 10-K.  There were no amounts of undivided percentage ownership interests in accounts receivable sold by Stryker Funding Corporation under the facility at September 30, 2005 or December 31, 2004.

NOTE 4

INVENTORIES

            Inventories are as follows (in millions):

	September 30	December 31
	2005	2004
Finished goods	$451.3	$429.1
Work-in-process	56.2	53.4
Raw material	85.2	75.1
FIFO Cost	592.7	557.6
Less LIFO reserve	5.1	5.1
	$587.6	$552.5

NOTE 5

ACQUISITION

            In the first quarter of 2005, the Company acquired eTrauma.com Corp. (eTrauma) for approximately $50.0 million in cash plus certain transaction costs.  The acquisition expanded the Company's endoscopic and medical video imaging equipment product offerings within its MedSurg Equipment segment by adding eTrauma's proprietary Picture Archive and Communications Systems (PACs) image management and viewing software.  The acquisition of eTrauma was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's condensed consolidated financial statements from the date of the acquisition and did not materially impact the Company's reported operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the eTrauma acquisition.

            The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  Based on the preliminary purchase price allocation, $22.0 million was allocated to identifiable intangibles, to be amortized over their remaining lives of five to eight years, and $31.6 million was allocated to goodwill.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and eTrauma.  In conjunction with the integration plan, the Company recorded additional purchase liabilities for severance and related costs of $0.3 million, which were included in the purchase price allocation.

            In the third quarter of 2004, the Company completed its acquisition, by merger, of all of the outstanding stock of SpineCore, Inc. (SpineCore), for an upfront payment of $120.0 million in cash plus certain transaction costs.  The acquisition of SpineCore, a developer of artificial lumbar and cervical spinal disc implant technologies, is expected to enhance the Company's presence in the spinal implant market, an important growth area within its Orthopaedic Implants segment.  SpineCore's operating results are included in the Company's condensed consolidated financial statements from the date of the acquisition and are not material to the Company's operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the SpineCore acquisition.

The purchase price has been allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.  The amount of the purchase price allocated to purchased in-process research and development resulted in a charge of $120.8 million, or $.29 per diluted share, against the Company's third quarter 2004 operating results.  At the date of the transaction, the spinal implant technologies acquired were in preliminary stages of clinical studies in the United States and had not yet reached technological feasibility.  The amount written off as purchased in-process research and development was not deductible for income tax purposes in the United States.

            Terms of the transaction also include potential milestone and royalty payments of up to an additional $240.0 million upon commercialization of SpineCore's products in the United States, which is not expected to occur before 2008.

NOTE 6

ACQUISITION-RELATED LIABILITIES

            The following table provides a rollforward of business acquisition purchase liabilities from December 31, 2004 to September 30, 2005.  These liabilities are included within accrued expenses and other liabilities in the condensed consolidated balance sheets.

	Distributor	Severance and
(in millions)	Conversions	Related Costs	Total
Balances at December 31, 2004	$2.5	$0.0	$2.5
Addition from business acquisition	--	0.3	0.3
Payments	(1.3)	(0.3)	(1.6)
Balances at September 30, 2005	$1.2	$0.0	$1.2

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net earnings:
As reported	$132.1	$14.4	$489.5	$303.0
Deduct: Compensation expense --fair value method	(11.4)	(6.4)	(24.3)	(19.2)
Pro forma	$120.7	$8.0	$465.2	$283.8

Basic net earnings per share:
As reported	$.33	$.04	$1.21	$.76
Pro forma	$.30	$.02	$1.15	$.71

Diluted net earnings per share:
As reported	$.32	$.04	$1.19	$.74
Pro forma	$.29	$.02	$1.13	$.69

In December 2004, the FASB issued a revision to Statement No. 123, Share-Based Payment.  This revision supersedes APB Opinion No. 25 and its related implementation guidance.  On April 14, 2005, the United States Securities and Exchange Commission adopted a new rule allowing companies to delay the required adoption date of the Statement to their first fiscal year beginning after June 15, 2005.  Based on this ruling, the Company plans to adopt the provisions of the Statement effective January 1, 2006 rather than July 1, 2005 as previously required by the revised Statement.  The revised Statement requires companies to recognize the cost of stock options based on the grant-date fair value determined under their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period.  The Company plans to adopt the provisions of the revised Statement using the modified-retrospective transition method provided in the revised Statement.  Under this method, the Company will restate all prior periods presented on a consistent basis, based on the pro forma expense previously disclosed under Statement No. 123.  The Company does not believe the adoption of the revised Statement will have a material impact on the trend of net earnings or net earnings per share.

NOTE 8

RETIREMENT PLANS

            Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Service cost	$2.1	$1.5	$6.5	$4.7
Interest cost	1.6	0.8	4.8	3.6
Expected return on plan assets	(1.2)	(0.4)	(3.7)	(2.5)
Amortization of transition
amounts and prior service cost	0.2	--	0.6	0.1
Recognized actuarial loss	0.1	0.1	0.3	0.4
Net periodic benefit cost	$2.8	$2.0	$8.5	$6.3

            The Company previously disclosed in its 2004 Form 10-K that it anticipated contributing approximately $11.8 million to its defined benefit plans in 2005 to meet minimum funding requirements.  As of September 30, 2005, $9.7 million of contributions have been made.

NOTE 9

INCOME TAXES

            On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the "Act").  The Act provides a temporary incentive for United States companies to repatriate accumulated income earned in foreign jurisdictions by providing an 85% dividends-received deduction for certain dividends from controlled corporations.

            On September 27, 2005, the Company's Board of Directors approved a plan to repatriate approximately $722 million of undistributed foreign earnings under the provisions of the Act.  The Company recorded a charge of $31.3 million, or $.08 per diluted share, in the third quarter of 2005 to recognize the income tax expense and related liability in the United States associated with the planned repatriation.  The repatriation of funds will occur in the fourth quarter of 2005 and will be invested pursuant to an approved Domestic Reinvestment Plan that conforms to the Act.

            The Company's effective income tax rate was 33.7% for the first nine months of 2005 and 43.0% for the third quarter of 2005, compared to effective income tax rates of 37.5%  for the first nine months of 2004, 80.1% for the third quarter of 2004 and 35.0% for the year ended December 31, 2004.  The reported effective income tax rates for the first nine months and third quarter of 2005 reflect a charge of $31.3 million to recognize the income tax expense and related liability associated with the planned repatriation of undistributed foreign earnings.  The reported effective income tax rates for the first nine months and third quarter of 2004 and for the year ended December 31, 2004 reflect the non-deductibility, for income tax purposes, of substantially all of the $120 million upfront payment made in the third quarter of 2004 to acquire SpineCore.  Excluding the impact of income taxes on the repatriation of foreign earnings recognized in the third quarter of 2005 and the impact of the purchased in-process research and development charge recognized in the third quarter of 2004, the Company's effective income tax rate was 29.5% for both the first nine months and third quarter of 2005 compared to 30.0% for both the first nine months and third quarter of 2004.  The effective income tax rate reduction in the first nine months and third quarter of 2005 compared to the same periods of 2004 results primarily from increased manufacturing in lower tax jurisdictions.

NOTE 10

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

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The Company measures the financial results of its reportable segments using an internal performance measure that excludes the additional income taxes on the repatriation of foreign earnings recognized in the third quarter of 2005 and the purchased in-process research and development charge recognized in the third quarter of 2004.

Sales and net earnings (loss) by business segment follow (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended September 30, 2005
Net sales	$677.9	$428.1	$65.9	$1,171.9
Segment net earnings (loss)	101.0	67.9	(5.5)	163.4
Less income taxes on repatriation of
foreign earnings				(31.3)
Net earnings				$132.1

Three Months Ended September 30, 2004
Net sales	$612.8	$355.4	$60.5	$1,028.7
Segment net earnings (loss)	92.8	49.0	(6.6)	135.2
Less write-off of purchased in-process
research and development				(120.8)
Net earnings				$14.4

Nine Months Ended September 30, 2005
Net sales	$2,117.1	$1,278.5	$197.4	$3,593.0
Segment net earnings (loss)	342.4	194.1	(15.7)	520.8
Less income taxes on repatriation of
foreign earnings				(31.3)
Net earnings				$489.5

Nine Months Ended September 30, 2004
Net sales	$1,876.8	$1,046.5	$183.5	$3,106.8
Segment net earnings (loss)	301.4	141.2	(18.8)	423.8
Less write-off of purchased in-process
research and development				(120.8)
Net earnings				$303.0

NOTE 11
CONTINGENCIES

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  The Company records amounts for losses that are deemed to be probable and subject to reasonable estimate.  The Company does not anticipate material losses as a result of these proceedings beyond amounts already provided in the accompanying Condensed Consolidated Financial Statements.

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
AND RESULTS OF OPERATIONS

Executive Level Overview

Stryker Corporation (the "Company" or "Stryker") is one of the world's leading medical device companies with the most broadly-based range of products in orthopaedics and a significant presence in other medical specialties.  The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, spine and micro implant systems, bone cement and the bone growth factor osteogenic protein-1 (OP-1).  The MedSurg Equipment segment sells powered surgical instruments, endoscopic products, medical video imaging equipment, hospital beds and stretchers and surgical navigation systems.  The Other category includes Physical Therapy Services and corporate administration, interest expense and interest income.

Domestic sales accounted for 65% of total revenues in the first nine months of 2005 and 2004, and 66% of total revenues in the third quarter of 2005 and 2004.  Most of the Company's products are marketed directly to more than 6,000 hospitals and to doctors and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 35% of total revenues in the first nine months of 2005 and 2004, and 34% of total revenues in the third quarter of 2005 and 2004.  The Company's products are sold in more than 100 countries through both company-owned sales subsidiaries and branches and third-party dealers and distributors.

The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

On September 27, 2005, the Company's Board of Directors approved a plan to repatriate approximately $722 million of undistributed foreign earnings under the provisions of the American Jobs Creation Act (the "Act").  The Act provides a temporary incentive for United States companies to repatriate accumulated income earned in foreign jurisdictions at a reduced income tax cost.  Additional details, including the financial statement impact resulting from the planned repatriation of funds, are included in Results of Operations.

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

Outlook

The Company's outlook for 2005 continues to be optimistic regarding the markets it participates in and the underlying growth rates in orthopaedic procedures.  The Company expects diluted net earnings per share for 2005 to approximate $1.75.  The financial expectations for 2005 include a net sales increase in the range of 14% to 15% as a result of strong growth in shipments of Orthopaedic Implants and MedSurg Equipment, favorable foreign currency exchange rate movements and higher revenue from Physical Therapy Services.  If foreign currency exchange rates hold at current levels, the Company anticipates an unfavorable impact on net sales in the fourth quarter of 2005 of approximately $20 million and a favorable impact on net sales for the full year of 2005 of approximately $19 million.  Excluding the effect of foreign currency exchange rates, the Company expects sales growth of 14% in 2005, which is equal to the 14% sales growth, excluding the effect of foreign currency exchange rates, reported for the first nine months and third quarter of 2005.

In the fourth quarter of 2005, the Company intends to utilize a combination of existing cash and marketable securities as well as third-party borrowings of approximately $200 million to facilitate the planned repatriation of undistributed foreign earnings to the United States.  As the Company pays down these anticipated borrowings during 2006, it expects to generate cash earnings (net earnings plus noncash adjustments) in excess of its needs to fund future working capital requirements.   The Company anticipates investing in future business growth, including business and product line acquisitions to supplement its current product offerings, loaner instrumentation for surgical implants in support of new product launches and future building expansions, including manufacturing facility expansions for certain divisions.

The Company's outlook for 2006 continues to be optimistic regarding underlying growth rates in orthopaedic procedures and the Company's broadly-based range of products despite the potential for increased pricing pressure on Orthopaedic Implants products in the United States, Japan and certain other foreign markets.  The company expects diluted net earnings per share for 2006 to approximate $2.10, excluding the expected reduction in net earnings resulting from the recognition of the cost of employee stock options as more fully described in Other Matters.

Results of Operations

            The tables below outline the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

	Percentage of Net Sales
	Nine Months Ended		Percentage
	September 30		Change
	2005	2004	2005/2004
Net sales	100.0	100.0	16%
Cost of sales	35.3	35.3	15
Gross profit	64.7	64.7	16
Research, development and engineering expenses	5.5	5.0	27
Selling, general and administrative expenses	37.6	39.0	12
Intangibles amortization	1.1	1.1	8
Purchased in-process research and development	--	3.9	(100)
Operating income	20.6	15.7	52
Other expense	--	0.1	(52)
Earnings before income taxes	20.6	15.6	52
Income taxes	6.9	5.8	37
Net earnings	13.6	9.8	62

	Percentage of Net Sales
	Three Months Ended		Percentage
	September 30		Change
	2005	2004	2005/2004
Net sales	100.0	100.0	14%
Cost of sales	35.5	35.5	14
Gross profit	64.5	64.5	14
Research, development and engineering expenses	6.0	5.3	29
Selling, general and administrative expenses	37.8	39.1	10
Intangibles amortization	0.9	1.1	(9)
Purchased in-process research and development	--	11.7	(100)
Operating income	19.8	7.2	213
Other expense	--	0.2	(68)
Earnings before income taxes	19.8	7.0	220
Income taxes	8.5	5.6	72
Net earnings	11.3	1.4	817

The tables below set forth domestic/international and product line sales information (in millions):

	Nine Months Ended		Percentage
	September 30		Change
	2005	2004	2005/2004
Domestic/international sales
Domestic	$2,334.3	$2,014.9	16%
International	1,258.7	1,091.9	15
Total net sales	$3,593.0	$3,106.8	16

Product line sales
Orthopaedic Implants	$2,117.1	$1,876.8	13
MedSurg Equipment	1,278.5	1,046.5	22
Physical Therapy Services	197.4	183.5	8
Total net sales	$3,593.0	$3,106.8	16

	Three Months Ended		Percentage
	September 30		Change
	2005	2004	2005/2004
Domestic/international sales
Domestic	$775.5	$679.8	14%
International	396.4	348.9	14
Total net sales	$1,171.9	$1,028.7	14

Product line sales
Orthopaedic Implants	$677.9	$612.8	11
MedSurg Equipment	428.1	355.4	20
Physical Therapy Services	65.9	60.5	9
Total net sales	$1,171.9	$1,028.7	14

The tables below set forth additional sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis that excludes the impact of changes in foreign currency exchange rates:

	Percentage Change
	Nine Months Ended
	September 30
	2005/2004
		Constant
	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	6%	4%
Knees	14	13
Trauma	19	17
Spine	18	17
Micro implants	13	12

Worldwide MedSurg Equipment sales:
Powered surgical instruments and
surgical navigation systems	19	18
Endoscopic products and medical video
imaging equipment	26	25
Patient handling and emergency
medical equipment	23	21

	Percentage Change
	Three Months Ended
	September 30
	2005/2004
		Constant
	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	2%	2%
Knees	12	12
Trauma	15	15
Spine	19	19
Micro implants	12	11

Worldwide MedSurg Equipment sales:
Powered surgical instruments and
surgical navigation systems	18	18
Endoscopic products and medical video
imaging equipment	21	20
Patient handling and emergency
medical equipment	25	24

Stryker Corporation's net sales increased 16% in the first nine months of 2005 to $3,593.0 million from $3,106.8 million in 2004.  Net sales grew by 12% as a result of increased unit volume and favorable product mix, 2% as a result of higher selling prices, 1% due to changes in foreign currency exchange rates and 1% due to acquisitions.  For the third quarter of 2005 net sales were $1,171.9 million, representing a 14% increase over net sales of $1,028.7 million in the third quarter of 2004.  Net sales grew by 12% as a result of increased unit volume and favorable product mix and 1% from acquisitions with the remaining growth provided by slightly improved selling prices and foreign currency exchange rates.

            The Company's domestic sales were $2,334.3 million for the first nine months of 2005 and $775.5 million for the third quarter of 2005, representing increases of 16% and 14%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.

            International sales were $1,258.7 million for the first nine months of 2005 and $396.4 million for the third quarter of 2005, representing increases of 15% and 14%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $38.8 million in the first nine months of 2005 and by $4.1 million in the third quarter of 2005.  Excluding the impact of foreign currency, international sales increased 12% in both the first nine months and third quarter of 2005.

Worldwide sales of Orthopaedic Implants were $2,117.1 million for the first nine months of 2005 and $677.9 million for the third quarter of 2005, representing increases of 13% and 11%, respectively, based on higher shipments of reconstructive, trauma, spine and micro implant systems, the bone growth factor OP-1 and bone cement.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 11% in the first nine months of 2005 and 10% in the third quarter of 2005.

Hip Implant Systems:  Sales of hip implant systems increased 6% in the first nine months of 2005 and 2% in the third quarter of 2005 (4% and 2%, respectively, excluding changes in foreign currency exchange rates) due to strong growth in the Trident ceramic-on-ceramic hip system in Europe and strong growth in Accolade cementless hip products and Restoration Modular System revision hips in the United States partially offset by slower growth of the Trident ceramic-on-ceramic hip system in the United States in the first nine months of 2005.

Knee Implant Systems:  Sales of knee implant systems increased 14% in the first nine months of 2005 and 12% in the third quarter of 2005 (13% and 12%, respectively, excluding changes in foreign currency exchange rates) due to strong growth in the recently launched Triathlon knee system in the United States, Europe and Pacific regions as well as the Scorpio knee system in Europe and Japan.

Trauma Implant Systems:  Sales of trauma implant systems increased 19% in the first nine months of 2005 and 15% in the third quarter of 2005 (17% and 15%, respectively, excluding changes in foreign currency exchange rates) as a result of the full-scale launch of the Gamma3 Hip Fracture System in the United States, Japan and Europe in the second half of 2004.  Strong growth in the Company's T2 Nailing System, both in the United States and internationally, also drove trauma sales growth in the first nine months and third quarter of 2005.

Spinal Implant Systems:  Sales of spinal implant systems increased 18% in the first nine months of 2005 and 19% in the third quarter of 2005 (17% and 19%, respectively, excluding changes in foreign currency exchange rates) primarily due to strong sales growth of interbody devices in the United States led by sales of the recently launched AVS spacer products as well as solid worldwide growth in cervical and thoraco-lumbar product sales.

Micro Implant Systems:  Sales of micro implant systems increased 13% in the first nine months of 2005 and 12% in the third quarter (12% and 11%, respectively, excluding changes in foreign currency exchange rates) as a result of solid year to date worldwide sales of micro implant products for hand indications and strong domestic sales of products for neuro indications.

Worldwide sales of MedSurg Equipment were $1,278.5 million for the first nine months of 2005 and $428.1 million for the third quarter of 2005, representing increases of 22% and 20%, respectively, as a result of higher shipments of powered surgical instruments and surgical navigation systems, endoscopic products, and patient handling and emergency medical equipment. Excluding the impact of foreign currency, sales of MedSurg Equipment increased 21% for the first nine months of 2005 and 20% for the third quarter of 2005.

Powered Surgical Instruments and Surgical Navigation Systems:  Sales of powered surgical instruments and surgical navigation systems increased 19% in the first nine months of 2005 and 18% in the third quarter of 2005 (18% in both the first nine months and third quarter of 2005 excluding changes in foreign currency exchange rates) due to strong worldwide sales growth in the System 5 heavy-duty powered systems, interventional pain products, SteriShield personal protection lines, navigation products as well as strong sales growth in the Neptune operating waste management system in the United States.

Endoscopic Products and Medical Video Imaging Equipment:  Sales of endoscopic products and medical video imaging equipment increased 26% in the first nine months of 2005 and 21% in the third quarter of 2005 (25% and 20%, respectively, excluding changes in foreign currency exchange rates) as a result of strong growth in medical video imaging equipment, led by growth of image management and viewing software and the 1088 high definition camera, and solid growth in general surgery products in the United States partially offset by slower growth in arthroscopy in the U.S. resulting from the discontinuance of allograft products.

Patient Handling and Emergency Medical Equipment:  Sales of patient handling and emergency medical equipment increased 23% in the first nine months of 2005 and 25% in the third quarter of 2005 (21% and 24%, respectively, excluding changes in foreign currency exchange rates) due to strong growth in hospital and maternity beds and emergency medical equipment in the United States partially offset by slower growth in stretcher sales.

Physical Therapy Services revenues were $197.4 million for the first nine months of 2005 and $65.9 million for the third quarter of 2005, representing increases of 8% and 9%, respectively, with growth coming from new physical therapy centers. rter of 2005, representing increases of 8% and 9%, respectively, with growth coming from new physical therapy centers.

            Cost of sales in both the first nine months of 2005 and 2004 represented 35.3% of sales while the cost of sales percentage for both the third quarter of 2005 and 2004 represented 35.5% of sales.  Both the first nine months and third quarter of 2005 benefited from lower excess and obsolete inventory costs associated with discontinued products and slower growth in royalty costs relative to sales growth offset by faster sales growth in the lower margin MedSurg Equipment segment.

            Research, development and engineering expenses represented 5.5% of sales in the first nine months of 2005 compared to 5.0% in the same period of 2004 and increased 27% to $196.8 million.  In the third quarter, these expenses increased 29% to $70.3 million and represented 6.0% of sales in 2005 compared to 5.3% in 2004. The higher spending level is the result of the Company's continued focus on new product development for anticipated future product launches throughout the remainder of the year and in future years and continued investments in new technologies, together with, beginning in the third quarter of 2004, spending associated with the continued development of products acquired from SpineCore.

            Selling, general and administrative expenses increased 12% in the first nine months of 2005 and represented 37.6% of sales compared to 39.0% in the same period of 2004.  In the third quarter, these expenses increased 10% and represented 37.8% of sales in 2005 compared to 39.1% in 2004.  The decrease in selling, general and administrative expenses as a percent of sales in the first nine months of 2005 is due to lower advertising and meeting costs, and slower growth in insurance premiums and non-sales related compensation costs relative to the Company's growth in net sales.  The decrease in these costs as a percent of sales in the third quarter of 2005 is due to lower advertising costs and slower growth in insurance premiums relative to the Company's growth in net sales.  These decreases are partially offset by an increase in sales commission expense as a result of the 16% growth in net sales in the first nine months of 2005 and 14% growth in net sales in the third quarter of 2005 in addition to higher amortization expense associated with loaner instrument sets.

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

            The Company's effective income tax rate was 33.7% for the first nine months of 2005 and 43.0% for the third quarter of 2005, compared to effective income tax rates of 37.5% for the first nine months of 2004, 80.1% for the third quarter of 2004 and 35.0% for the year ended December 31, 2004.  The reported effective income tax rates for the first nine months and third quarter of 2005 reflect a charge of $31.3 million to recognize the income tax expense and related liability associated with the planned repatriation of approximately $722 million of undistributed foreign earnings under the provisions of the American Jobs Creation Act.  The reported effective income tax rates for the first nine months and third quarter of 2004 and for the year ended December 31, 2004 reflect the non-deductibility, for income tax purposes, of substantially all of the $120.0 million upfront payment made in the third quarter of 2004 to acquire SpineCore.  Excluding the impact of income taxes on the repatriation of foreign earnings recognized in the third quarter of 2005 and the impact of the purchased in-process research and development charge recognized in the third quarter of 2004, the Company's effective income tax rate was 29.5% for both the first nine months and third quarter of 2005 compared to 30.0% for both the first nine months and third quarter of 2004.  The effective income tax rate reduction in the first nine months and third quarter of 2005 compared to the same periods of 2004 results primarily from increased manufacturing in lower tax jurisdictions.

Net earnings in the first nine months of 2005 were $489.5 million, an increase of 62% when compared to net earnings of $303.0 million in the first nine months of 2004.  Basic net earnings per share increased 59% in the first nine months of 2005 to $1.21 from $.76 in 2004, and diluted net earnings per share increased 61% to $1.19 in the first nine months of 2005 from $.74 in 2004.  Net earnings for the third quarter of 2005 were $132.1 million compared to net earnings of $14.4 million in the third quarter of 2004.  Basic net earnings per share increased to $.33 in the third quarter of 2005 from $.04 in 2004, and diluted net earnings per share increased to $.32 in the third quarter of 2005 from $.04 in 2004.

Excluding the impact of charges to record the income tax expense associated with the planned repatriation of foreign earnings recognized in the third quarter of 2005 and to write off purchased in-process research and development in the third quarter of 2004, adjusted net earnings for the first nine months of 2005 increased 23% from $423.8 million in 2004 to $520.8 million in 2005.  Adjusted basic net earnings per share increased 22% for the first nine months of 2005 from $1.06 in 2004 to $1.29 in 2005, and adjusted diluted net earnings per share increased 23% from $1.03 in 2004 to $1.27 in 2005.  Excluding the impact of these charges, adjusted net earnings for the third quarter of 2005 increased 21% from $135.2 million in 2004 to $163.4 million in 2005.  Adjusted basic net earnings per share increased 18% for the third quarter of 2005 from $.34 in 2004 to $.40 in 2005, and adjusted diluted net earnings per share increased 21% from $.33 in 2004 to $.40 in 2005.

This adjusted financial measure does not replace the presentation of the Company's reported financial results stated under generally accepted accounting principles (GAAP).  The Company has provided this supplemental non-GAAP financial measure because it provides meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses this non-GAAP financial measure for reviewing the operating results of its business segments and for analyzing potential future business trends in connection with its budget process.  In addition, the Company believes investors will utilize this information to evaluate period-to-period results and to better understand potential future operating results. The Company encourages investors and other users of these condensed consolidated financial statements to review its consolidated financial statements and other publicly filed reports in their entirety and to not rely on any single financial measure.  The reconciliation of this non-GAAP financial measure is as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30			September 30
			Percentage			Percentage
	2005	2004	Change	2005	2004	Change
Reported net earnings	$132.1	$14.4	--	$489.5	$303.0	62%
Income taxes on repatriation of
foreign earnings	31.3	--	--	31.3	--	--
Purchased in-process research
and development	--	120.8	(100)%	--	120.8	(100)
Adjusted net earnings	$163.4	$135.2	21	$520.8	$423.8	23

Basic net earnings per share:
Reported basic net earnings per share	$.33	$.04	--	$1.21	$.76	59
Income taxes on repatriation of
foreign earnings	$.08	--	--	$.08	--	--
Purchased in-process research
and development	--	$.30	(100)	--	$.30	(100)
Adjusted basic net earnings per share	$.40	$.34	18	$1.29	$1.06	22

Diluted net earnings per share:
Reported diluted net earnings per share	$.32	$.04	--	$1.19	$.74	61
Income taxes on repatriation of
foreign earnings	$.08	--	--	$.08	--	--
Purchased in-process research
and development	--	$.29	(100)	--	$.29	(100)
Adjusted diluted net earnings per share	$.40	$.33	21	$1.27	$1.03	23

Liquidity and Capital Resources

            The Company's working capital at September 30, 2005, increased $300.5 million to $1,329.6 million from $1,029.1 million at December 31, 2004.  The increase in working capital resulted from growth in the Company's overall business and the use of cash earnings to fund increases in inventory and prepaid expenses and to pay current liabilities due primarily for accounts payable, income taxes and dividends.  Accounts receivable days sales outstanding decreased one day to 57 days at September 30, 2005 from 58 days at December 31, 2004.  Days sales in inventory increased six days to 128 days at September 30, 2005 from 122 days at December 31, 2004.  The decrease in days sales outstanding at September 30, 2005 is primarily due to improved asset management.  The increase in days sales in inventory is primarily due to normal movements in inventory levels across the Company in support of anticipated fourth quarter sales.

            The Company generated cash of $482.2 million from operations in the first nine months of 2005 compared to $288.7 million in 2004.  In the third quarter, the Company generated cash from operations of $263.0 million compared to $186.1 million in 2004.  The increase in cash provided by operating activities in the first nine months of 2005 compared to the same period in 2004 is primarily due to the elimination of amounts outstanding under the accounts receivable securitization facility in the second quarter of 2004.  In the first nine months of 2005, the Company used cash of $55.1 million for acquisitions, $185.8 million for capital expenditures and $36.2 million for the payment of dividends.  In the first nine months of 2005, the Company purchased and sold marketable securities.  These securities, which are classified as available-for-sale investments in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, totaled $332.2 million at September 30, 2005.

In the first quarter of 2005, the Company acquired eTrauma.com Corp. (eTrauma) for approximately $50.0 million plus certain transaction costs.  The acquisition expanded the Company's endoscopic and medical video imaging equipment product offerings within its MedSurg Equipment segment by adding eTrauma's proprietary Picture Archive and Communications Systems (PACs) image management and viewing software.  The acquisition of eTrauma was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's Condensed Consolidated Financial Statements from the date of the acquisition and did not materially impact the Company's reported operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the eTrauma acquisition.

            The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  Based on the preliminary purchase price allocation, $22.0 million was allocated to identifiable intangibles, to be amortized over their remaining lives of five to eight years, and $31.6 million was allocated to goodwill.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and eTrauma.  In conjunction with the integration plan, the Company recorded additional purchase liabilities for severance and related costs of $0.3 million, which were included in the purchase price allocation.

            The Company had $200.4 million in cash and cash equivalents and $322.2 million in marketable securities at September 30, 2005.  The Company had outstanding borrowings totaling $9.0 million at the end of the first nine months of 2005.  Current maturities of long-term debt at September 30, 2005 were $8.1 million and will decrease to $0.7 million in 2006.  The Company believes its cash on hand and marketable securities, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures, future business and product line acquisitions to supplement its current product offerings and loaner instrumentation for surgical implants in support of new product launches.  Should additional funds be required, including borrowings necessary to facilitate the planned repatriation of undistributed foreign earnings in the fourth quarter of 2005 as described in the Outlook section, the Company had $815.8 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $750.0 million five-year, nonamortizing, revolving credit agreement that expires in December 2006.  In addition, the Company had $200.0 million of eligible accounts receivable that could be sold through its accounts receivable securitization facility at September 30, 2005.

Other Matters

The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies.  In the first nine months of 2005, the weakening of foreign currencies relative to the U.S. dollar decreased the value of these investments in net assets by $162.8 million.  This loss reduced the previously-recorded cumulative gain from strengthening of foreign currencies that had been recorded as a separate component of stockholders' equity.

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

In December 2004, the FASB issued a revision to Statement No. 123, Share-Based Payment.  This revision supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  On April 14, 2005, the United States Securities and Exchange Commission adopted a new rule allowing companies to delay the required adoption date of the Statement to their first fiscal year beginning after June 15, 2005.  Based on this ruling, the Company plans to adopt the provisions of the Statement effective January 1, 2006 rather than July 1, 2005 as previously required by the revised Statement.  The revised Statement requires companies to recognize the cost of stock options based on the grant-date fair value determined under their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period.  The Company plans to adopt the provisions of the revised Statement using the modified-retrospective transition method provided in the revised Statement.  Under this method, the Company will restate all prior periods presented on a consistent basis, based on the pro forma expense previously disclosed under Statement No. 123.  The Company does not believe the adoption of the revised Statement will have a material impact on the trend of net earnings or net earnings per share.

Forward-Looking Statements

The information contained in this report may contain information that includes or is based on forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties.  These statements may be identified by the use of words such as "anticipates," "expects," "estimates," "projects," "intends" and "believes" and variations thereof and other terms of similar meaning.  Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: changes in current interpretations of the American Jobs Creation Act; regulatory actions, including cost-containment measures, that could adversely affect the price of or demand for the Company's products; unanticipated issues arising in connection with clinical studies and eventual United States Food and Drug Administration approval of OP-1, the FlexiCore and CerviCore spinal implant products or other new product introductions; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment.

While the Company believes that the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate.  All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There was no change to the Company's internal control over financial reporting during the third quarter of 2005 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

STRYKER CORPORATION
(Registrant)

November 4, 2005	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, President
and Chief Executive Officer
(Principal Executive Officer)

November 4, 2005	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation