Form 10-K
period 2005-12-31
STRYKER CORP
filed 2006-03-07
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [X]         NO [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

YES [  ]         NO [X]

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]         NO [  ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        [  ]

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [X]              Accelerated filer [  ]             Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [  ]         NO [X]

Based on the closing sales price of June 30, 2005, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $14,054,393,000.

The number of shares outstanding of the registrant's Common Stock, $.10 par value, was 405,842,341 at February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement filed with the Securities and Exchange Commission relating to the 2006 Annual Meeting of Shareholders (the "2006 proxy statement") are incorporated by reference into Part III.

            This report may contain information that includes or is based on forward-looking statements within the meaning of the federal securities law that are subject to various risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied in such statements.  Such factors include, but are not limited to: pricing pressures generally, including cost-containment measures that could adversely affect the price of or demand for the Company's products; regulatory actions; unanticipated issues arising in connection with clinical studies and eventual United States Food and Drug Administration approval of additional OP-1 applications, the FlexiCore and CerviCore spinal implant products or other new product introductions; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment.

While the Company believes that the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate.  All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

REGISTERED TRADEMARKS

            Stryker Corporation or its subsidiaries own the registered trademarks ABG, Accolade, Apex, BoneSource, CentPillar, Chaperone, Crossfire, DEKOMPRESSOR, Duracon, eTrauma, FlexiCore, Formula, Gamma, Grosse & Kempf, Hoffman, Howmedica, i-Suite, MX-PRO, Neptune, NRG, Omnifit, OP-1, Opus, Osteonics, PainPump, Partnership, Passport, PlasmaSol, Reflex, Restoration, Scorpio, SIDNE, Simplex P, Solar, SpineCore, SpinePlex, STAIR-PRO, Stryker, Stryker Leibinger, T2, Triathlon, Trident, X3, Xia and Zoom; the trademarks 3-chip, Asnis, Avon, CerviCore, ConstaVac, Dall-Miles, EIUS, Exeter, Gamma, Glideaway, Kinemax, Lock-Rite, MRS, OASYS, Omega, OrthoLock, OrthoPad, POWER-PRO, PureFix, Revolution, S2, Secur-Fit, TenXor and Triax; and the service mark Physiotherapy Associates.

            Not all products referenced in this report are approved or cleared for sale, distribution or use in the United States.

PART I

ITEM 1.	BUSINESS

GENERAL

Stryker Corporation (the Company or Stryker) is one of the world's leading medical technology companies with the most broadly based range of products in orthopaedics and a significant presence in other medical specialties.  Stryker works with respected medical professionals to help people lead more active and more satisfying lives.  The Company's products include implants used in joint replacement, trauma, craniomaxillofacial and spinal surgeries; biologics; surgical, neurologic, ear, nose & throat (ENT) and interventional pain equipment; endoscopic, surgical navigation, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  Stryker also provides outpatient physical therapy services in the United States.  Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a leading orthopaedic surgeon and the inventor of several orthopaedic products.

Stryker's filings with the United States Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are accessible free of charge at www.stryker.com within the "For Investors" link.

            In the fourth quarter of 2005, the Company completed the repatriation of $722 million of foreign earnings under the provisions of the American Jobs Creation Act (the Act).  The Act provided a temporary incentive for United States companies to repatriate accumulated income earned in foreign jurisdictions at a reduced income tax cost.  The repatriated funds have been invested pursuant to an approved Domestic Reinvestment Plan that conforms to the Act.

In the fourth quarter of 2005 the Company acquired, by merger, all of the outstanding stock of PlasmaSol Corp. (PlasmaSol).  PlasmaSol has developed a technology that should allow Stryker to provide sterilization equipment for use with certain of its MedSurg Equipment products.

In the first quarter of 2005, the Company acquired eTrauma.com Corp. (eTrauma).  The acquisition expanded the Company's endoscopic and digital imaging equipment product offerings within its MedSurg Equipment segment by adding eTrauma's proprietary Picture Archive and Communications Systems (PACS) image management and viewing software.

In the third quarter of 2004, the Company completed its acquisition, by merger, of SpineCore, Inc. (SpineCore), a developer of artificial lumbar and cervical discs.  This acquisition is expected to enhance the Company's presence in the spinal implant market, an important growth area within its Orthopaedic Implants segment.

            The Company's Physiotherapy Associates, Inc., subsidiary has also purchased a number of physical therapy clinic operations during each of the last three years.

PRODUCT SALES

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, spinal and micro implant systems; bone cement; and the bone growth factor OP-1.  The MedSurg Equipment segment sells surgical equipment; surgical navigation systems; endoscopic, communications, and digital imaging systems; as well as patient handling and emergency medical equipment.  The Other category includes Physical Therapy Services and corporate administration, interest expense and interest income.  The following amounts (in millions) and percentages represent business segment and domestic/international net sales during each of the three years ended December 31:

	2005		2004		2003
	$	%	$	%	$	%
Business Segment Sales:
Orthopaedic Implants	$2,855.1	59%	$2,562.5	60%	$2,192.5	61%
MedSurg Equipment	1,753.8	36	1,454.9	34	1,209.8	33
Physical Therapy Services	262.6	5	244.9	6	223.0	6
Total net sales	$4,871.5	100%	$4,262.3	100%	$3,625.3	100%

Domestic/international sales:
Domestic	$3,165.6	65%	$2,753.0	65%	$2,333.4	64%
International	1,705.9	35	1,509.3	35	1,291.9	36
Total net sales	$4,871.5	100%	$4,262.3	100%	$3,625.3	100%

Additional financial information regarding the Company's operating segments and geographic areas can be found under the captions "Results of Operations" on pages 25 through 31 and "Note 12 - Segment and Geographic Data" on pages 57 through 59 of this report.

Approximately 76% of the Company's sales in 2005 and 78% in 2004 and 2003 consisted of products with short lives, such as reconstructive, trauma, spinal and micro implant systems (while implants have a long useful life to the patient, they have a one-time use to the hospital); disposables and expendable tools; parts and service revenues, including service and repair charges; and physical therapy revenues.  The balance of sales in each of the years came from products that could be considered capital equipment, having useful lives in excess of one year.

The Company's backlog of firm orders is not considered material to an understanding of its business.

Orthopaedic Implants

Orthopaedic Implants are designed and manufactured by Stryker Orthopaedics, Stryker Osteosynthesis, Stryker Spine and Stryker Biotech and consist of such products as implants used in joint replacement, trauma, craniomaxillofacial and spinal surgeries; bone cement; and the bone growth factor OP-1.  Artificial joints are made of cobalt chromium, titanium alloys, ceramics or ultrahigh molecular weight polyethylene and are implanted in patients whose natural joints have been damaged by arthritis, osteoporosis, other diseases or injury.  The Company's OP-1 bone growth factor, which induces the formation of new bone when implanted into bone, is composed of recombinant human OP-1 and a bioresorbable collagen matrix.

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

Stryker Osteosynthesis has a market leadership position in the Intramedullary (IM) Hip Screw market due to the minimally invasive nature of the Gamma Nail.  In 2004, Stryker launched a new version of the Gamma Nail that can be implanted through an even smaller incision.  In addition, surgeons are testing the use of the Company's surgical navigation systems for this procedure as well as in surgery for pelvic fractures.

Hip Implant Systems

Through Stryker Orthopaedics, the Company offers a variety of hip implant systems for the global reconstructive market.  The ABG Hip System, Partnership Hip System, Secur-Fit Hip System, Omnifit Hip System, Accolade Hip System and Restoration Hip System each represents a comprehensive system of hip implants and associated instrumentation designed to provide physicians and patients with reliable results and to reduce operating time for primary and revision procedures.  The Exeter Total Hip System is based on a unique, collarless, highly polished, double-tapered femoral design that reduces shear stresses and increases compression at the cement/bone interface.  During 2004, the Company began transitioning to its new Restoration Modular Revision Hip System in the United States, Europe, Australia and Canada.  This system offers surgeons performing revision surgeries flexibility in treating complex stem revisions and restoring patient biomechanics.  The Restoration Modular Revision Hip System also takes advantage of Stryker's long clinical history with hydroxylapatite (HA), a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to bone, by incorporating PureFix HA coating on many components.  The Restoration Modular Revision Hip System complements the Company's existing Restoration HA and Restoration PS monolithic revision systems.

Stryker was the first company to receive clearance from the United States Food and Drug Administration (FDA) to commercially release for sale in the United States a hip implant with HA surface treatment.  The Company's global clinical experience with HA-coated hip stems now extends over 15 years and reported clinical performance continues to equal or exceed that of comparable hip stems reported in the scientific literature.

Following the clinical success of its Crossfire technology, a highly crosslinked polyethylene designed to reduce wear, Stryker launched X3 Polyethylene in 2005.  X3 Polyethylene is the Company's next-generation highly crosslinked polyethylene and features a higher level of strength and wear reduction in both hip and knee replacements.

The Company began a limited launch of its CentPillar Hip System in the Japanese market in 2003, with a full rollout in 2004.  The Taro Hip System and CentPillar Hip System provide lines of products that offer an increased range of motion and a minimally invasive technique preferred by Japanese surgeons for their patients.

On February 3, 2003, the Company received premarket approval (PMA) from the FDA for its ceramic-on-ceramic hip replacement system, the Trident Ceramic Acetabular Insert, for patients in the United States.  Stryker Orthopaedics successfully launched the Trident ceramic insert in the United States in the second quarter of 2003 following successful launches in Europe, Australia and Canada.  The Trident insert is wear resistant, and it is protected and strengthened by a patented titanium sleeve.  Other technologies used for total hip replacement include metal-on-conventional polyethylene and metal-on-highly crosslinked polyethylene articulations.

The Company entered 2006 with more than 30 years of clinical history with the Exeter Hip System, more than 20 years of clinical history with the Omnifit cemented stem and 15 years of clinical history with the Omnifit HA stem.  Long-term clinical results are an important factor in the Company's ability to market hip implants.

Knee Implant Systems

The Company offers six major knee implant systems under the Stryker brand name: the Duracon, Kinemax,  EIUS, Global Modular Replacement System (GMRS), Scorpio and Triathlon systems.  Introduced in 1991 and utilized in more than 500,000 procedures worldwide, the Duracon system combines high levels of joint conformity throughout the range of motion and consistent anatomic tracking.  The DuraconTS and ScorpioTS Revision systems and Modular Rotating Hinge, which were introduced in 1999 and 2001, respectively, completed the product line offerings with implants for complex revision procedures.

Launched on a limited basis in the United States and Europe in 2004, the Triathlon Knee system represents the Company's evolutionary design that has been developed to more closely reproduce natural knee motion and is designed to provide mobility with stability through more than 150 degrees of flexion.  In 2005, the Company launched a posterior-stabilized version of the Triathlon knee following the launch of the cruciate-retaining version in 2004.  During 2005, the Company continued its launch of the Triathlon Knee system on a worldwide basis throughout the United States and Europe and into Canada and the Pacific region.  The state-of-the-art Triathlon Knee instrumentation is designed to improve operating room efficiency through a streamlined, integrated system providing options and flexibility to meet surgeons' varying preferences and multiple surgical techniques.

Launched in 2003, the GMRS is a global product that offers a comprehensive solution for severe bone loss in oncology, trauma and revision surgery patients.  GMRS has tibial and femoral components, including a total femur, and a modular rotating hinge knee.  The system employs both titanium and cobalt chrome alloys for strength and lightness of weight, together with the superior flexibility of the hinge.  The MRS system, the predecessor to the GMRS, was the first modular segmental replacement system and its components have maintained a leadership role in this market segment since the system's introduction in 1988.

The Kinemax system is focused in markets outside the United States and offers versatility through design principles based on the clinically successful Total Condylar and Kinematic Knee Systems.  Precision-designed Monogram instruments provide a common instrument platform for the Duracon and Kinemax knee systems.

The Scorpio knee implant design is based on the epicondylar axis of the knee.  This patented approach addresses significant clinical issues, such as improved patient rehabilitation and midflexion stability, through an increase in the patella-femoral moment arm and a single anterior-posterior radius.  The Scorpio Plus Mobile Bearing tibial component was launched in markets outside the United States in 2001 and a clinical trial in the United States is ongoing.  This addition to the Scorpio line provides a competitive entry into the growing, mobile-bearing market segment.  The ScorpioFlex, which is available for both posterior cruciate-retaining and cruciate-substituting indications, is specifically designed for patients who have the ability and motivation to return to high-flexion activities such as gardening and golfing.  ScorpioFlex has also enjoyed success in Japan, where it is sold under the trade name Scorpio SuperFlex.  The Scorpio system is supported by the Passport instrumentation system, which was designed to provide intraoperative flexibility and precision as well as a simple, cost-effective approach to total knee replacement surgery.

The EIUS Unicondylar Knee replacement system is designed for the growing minimally invasive knee surgery market segment.  This system marries bone-sparing femoral and tibial implants with sophisticated instrumentation and a surgical technique aimed at reducing rehabilitation time for patients.

Other Joint Replacement Products

            The Company markets other joint replacement products, principally shoulder and elbow implants and related instruments, under the Stryker brand name.  The Solar Total Shoulder System provides a unique design for the humeral head that allows the surgeon to adjust tension of the supporting tissues while maximizing range of motion.  The shoulder instruments offer the surgeon increased visibility and access to this tightly confined joint space.  The Solar BiPolar Shoulder provides the surgeon with additional options for addressing rotator cuff arthropathy arthritis of the shoulder and is designed with the patented bipolar locking mechanism that is also used in the Company's hip implants.  The Solar Shoulder product line gives the surgeon increased intraoperative flexibility to restore the patient's shoulder kinematics.  The Solar Total Elbow complements products offered for upper extremity procedures.  The semiconstrained design and modular components address varying types of patient anatomy.

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

In 2003, Stryker received FDA clearance to market Simplex P with Tobramycin, a preblended antibiotic bone cement. Simplex P with Tobramycin, which has been on the market in Europe since 2000, is indicated in the United States for patients who are undergoing the second stage of a two-stage revision for a total joint procedure.

Trauma Implant Systems

Through Stryker Osteosynthesis, the Company develops, manufactures and markets its trauma implant systems.  Trauma products, including nailing, plating, hip fracture and external fixation systems, are used primarily in the fixation of fractures resulting from sudden injury. These products consist of internal fixation devices marketed under such names as Gamma, Grosse & Kempf, Omega, Dall-Miles, Asnis, T2 and S2, along with external fixation devices marketed under the Apex, Hoffmann II and Monotube Triax names.

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

The T2 Nailing System includes femoral, tibial and humeral components with a common instrument platform for accuracy and ease of use.  Building on the success of this titanium nail, the Company introduced the stainless steel S2 tibial and femoral nails in 2003.  The S2 nails are designed to meet the needs of Level 1 trauma centers in the United States as well as broadening the Stryker product line in the rest of the world.  Following an initial release in selected markets during 2003, the Gamma3 intramedullary hip fracture nail was fully launched during 2004 in the United States, Japan and throughout Europe.  The Gamma3 is based on more than 15 years of Gamma Nail experience and is the third generation of IM short and long Gamma fixation nails.  The new Gamma3 system is designed to facilitate minimally invasive surgery and reduce surgery time through the use of newly designed implants and new instrumentation.  The Asnis Cannulated Screw System can help simplify the operative procedure through features that allow the surgeon to place, insert and remove locking screws easily.

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

Stryker has four product lines for upper extremity trauma. The Numelock II Polyaxial Locked Plating system is the only comprehensive, upper extremity, polyaxial periarticular fracture fixation system on the market. The recently introduced T2 Proximal Humeral Nail has been very well received and offers a minimally invasive option for fractures of the humerus. The Universal Distal Radius Set complements the stainless steel Numelock II with a titanium option in distal radius plates and screws. The Universal Distal Radius Set offers a wide array of precontoured, variable-sized plates for volar, distal and column approaches and both open reduction and internal fixation techniques.

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

Spinal Implant Systems

Through Stryker Spine, the Company develops, manufactures and markets spinal implant products including cervical, thoracolumbar and interbody systems used in spine injury, deformity and degenerative therapies.  Spinal implant products comprise plates, rods, screws, connectors, spacers and cages, along with proprietary implant instrumentation.  In 2004, Stryker introduced OASYS, a new fixation system developed to serve posterior cervical fusion, an emerging area of spinal surgery. The product was introduced in the United States following a successful launch in the European market during 2003.  Also in 2004, Stryker introduced the Reflex Hybrid anterior cervical plate and the AVS vertebral spacer system.  The Reflex Hybrid features the ability to utilize both fixed and variable angle screws.  The AVS PL spacers represented Stryker's initial product offering in the vertebral spacer category.

In 2004, the Company acquired SpineCore, a developer of artificial lumbar and cervical discs.  Current products under development include the FlexiCore lumbar artificial disc and the CerviCore cervical artificial disc.  FlexiCore is currently involved in a U.S. clinical study under an approved investigational device exemption (IDE) granted by the FDA.  Following the completion of enrollment in the clinical study during 2005, a 2-year patient follow-up is ongoing prior to submission of a PMA application to the FDA.  Submission of a PMA application for the FlexiCore disc is currently expected to occur as early as 2007.  During 2005, the Company received clearance in Australia and CE mark approval in Europe for the FlexiCore implant.  Also in 2005, Stryker received conditional approval for a U.S. trial of the CerviCore cervical disc replacement and began to enroll patients in an approved IDE clinical study.  Submission of a PMA application utilizing the resulting data from this study is anticipated in 2009.

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

Micro Implant Systems

Through Stryker Osteosynthesis, the Company develops, manufactures and markets plating systems and related implants for craniomaxillofacial and hand surgery.  In 2005, the Company extended its Universal Fixation System for craniomaxillofacial surgery with the addition of a facial trauma module.  This introduction follows the addition, in 2004, of a cranial/neurological application system and a distal radius fixation system for the hand surgery market.  In 2003, the Company extended the Universal Fixation System with the launch of the Midface System.  Also in 2003, BoneSource Classic was introduced, representing an advance in Stryker's BoneSource line of products to include HA.  In addition, the Profyle System offers a wide range of titanium plates and screws for hand surgery.

OP-1

            More than two decades ago, Stryker saw the potential that orthobiologic products held for orthopaedics in an aging world and began a long-term investment in OP-1, a proprietary, recombinant version of a signaling protein with multiple tissue regeneration properties.  Initial interest focused on the bone growth properties of OP-1.  OP-1 was originally discovered by Creative BioMolecules, Inc. (a company that subsequently merged into Curis, Inc.) with which Stryker funded a long-term development collaboration with a vision to develop the first molecules to stimulate tissue regeneration. Stryker's first therapeutic product, OP-1 Implant, is composed of recombinant human OP-1 and a bioresorbable collagen matrix.  OP-1 is a natural protein that the human body makes to induce bone formation. In preclinical studies, OP-1 induced the formation of new bone when implanted into bony defect sites. Stryker was the first company to enter clinical studies with a bone morphogenic protein, BMP-7 (or OP-1). Studies have been performed in two challenging clinical indications: first, in nonunion fractures of long bones, and second, in revision posterolateral spine fusion.

In 2001, Stryker received approval for a Humanitarian Device Exemption (HDE) from the FDA.  This approval in the United States is for the use of OP-1 Implant as an alternative to autograft in recalcitrant long-bone nonunions where use of autograft is not feasible and alternative treatments have failed.  An HDE, as defined by the FDA, is for a product intended to benefit patients by treating or diagnosing a disease or condition that affects fewer than 4,000 individuals per year in the United States.  As of December 31, 2005, Stryker had more than 700 hospital Institutional Review Board (IRB) approvals for OP-1 Implant in patients in the United States under this HDE.

The Company has received market approvals from regulators in Europe, Australia and Canada for the indication of nonunion fractures of the tibia that failed prior to autograft treatment or when autograft treatment is not feasible; for the treatment of long-bone nonunions secondary to trauma for the purpose of initiating new bone formation; or for the clinical indication of long-bone nonunions.  The Company filed a Marketing Authorization Application (MAA) with the European Medicines Evaluation Agency (EMEA) for certain OP-1 uses, and the MAA was accepted for filing in July 1999.  On December 14, 2000, the Committee for Proprietary Medicinal Products (CPMP) in Europe voted unanimously to recommend market authorization for OP-1 Implant (marketed in Europe under the name Osigraft) for the indication of nonunions of the tibia that failed prior autograft treatment or when autograft is not feasible.  Final European approval was obtained for this indication in May 2001.  A New Drug Application with the Therapeutic Goods Administration (TGA) in Australia was filed in December 1999, and in February 2001 the Australian Drug Evaluation Committee (ADEC) recommended the granting of marketing authorization for OP-1 for treatment of long-bone nonunions secondary to trauma for the purpose of initiating new bone formation.  Approval from the TGA was received in April 2001.  In February 2002, the Company received approval to market OP-1 in Canada for the clinical indication of long-bone nonunions. Most recently, Switzerland granted approval to market a form of OP-1 in 2004 for the clinical indication of nonunion tibial fractures.

With this unique set of global approvals, the Company began to market OP-1.  During the past 4 years, the increase in the number of patients treated has demonstrated the success of the sales effort and the trust that surgeons have developed in the product based on favorable patient outcomes.

In the United States, Stryker Biotech received a further HDE in May 2004 for revision posterolateral spine fusion following the completion of a pilot clinical study that indicated possible benefit of a new formulation of OP-1, known as OP-1 Putty, for this application.  As of December 31, 2005, Stryker had more than 400 hospital IRB approvals for OP-1 Putty in the United States under this HDE.

Demand for OP-1 Implant and OP-1 Putty continued to increase during each quarter of 2005.  Stryker is committed to the further development of OP-1 for spinal indications, including spinal stenosis.  This degenerative condition, which is widespread in the over-65 population, causes severe pain in the lower back and legs as a result of abnormal movement in the lower spine.  Spinal fusion is used to stabilize the spine and reduce stenotic pain.  Fusing the spine with OP-1 can eliminate the need for painful additional surgery to harvest bone from the patient's hip to use in the fusion process.

Currently, the Company is conducting a multicenter pivotal trial in the United States and Canada for posterolateral spine fusion using the new product, OP-1 Putty, to treat degenerative spondylolisthesis.  In 2003 the Company completed enrollment in this trial.  The final 2-year follow-up evaluation of the 297 enrolled patients was completed at the end of 2005, and the data from this study is being evaluated and would be part of an anticipated PMA filing planned for the first half of 2006.

Stryker is also interested in exploiting the cartilage regeneration properties of OP-1 and has successfully completed preclinical studies showing that OP-1 can stimulate new cartilage formation and increase disc height in animal models of degenerative disc disease.  In 2005, Stryker filed its first Investigational New Drug (IND) application with the FDA to treat degenerative disc disease with OP-1 in a dose-ranging study in humans.

MedSurg Equipment

MedSurg Equipment products include surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; and patient handling and emergency medical equipment.  These products are designed and manufactured by Stryker Instruments, Stryker Endoscopy and Stryker Medical.

The Stryker Instruments and Stryker Endoscopy product portfolios include micro-powered tools and instruments that are used in orthopaedics, functional endoscopic sinus surgery, neurosurgery, spinal surgery and plastic surgery.  The Total Performance System (TPS) is a universal surgical system that can be utilized within several medical specialties.  The TPS U2 Drill and TPS Burs are designed for use by spine surgeons and neurosurgeons, while the TPS MicroDriver and TPS Sagittal Saw are designed for use by sports physicians and plastic surgeons.  The Elite attachment line with a proprietary extendable bar system and Saber Drill for ENT surgery further extend the TPS system in spine, neurosurgery and ENT applications.  The TPS System also powers Stryker Endoscopy Shaver Systems.

Surgical Equipment

Through Stryker Instruments, the Company offers a broad line of surgical, neurological, ENT and interventional pain equipment that is used by all surgical specialties for drilling, burring, rasping or cutting bone in small bone orthopaedics, neurosurgical, spine and ENT procedures; wiring or pinning bone fractures; and preparing hip or knee surfaces for the placement of artificial implants.  Stryker Instruments also manufactures an array of different attachments and cutting accessories for use by orthopaedic, neurological and small-bone specialists.

In the fourth quarter of 2005, Stryker acquired PlasmaSol.  PlasmaSol has developed a technology that should allow Stryker to provide sterilization equipment for use with certain of its MedSurg Equipment products.  The Company is currently working to advance the technology towards a commercial application prior to obtaining necessary approvals from the FDA for sale of the final product.

The introduction of the Maestro drill in 2005 expanded Stryker's line of micro powered instruments for spine, neurology and ENT applications.  Employing the pneumatic technology that is the preference of many surgeons in these specialties, the Maestro drill leverages the Company's TPS and CORE platforms by using the same cutting attachments.

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

In 2005, the Company advanced its postsurgical technology with the introduction of the Block Aid PainPump System.  This device enables one product to meet the needs of both site specific pain management and surgical site regional anesthesia.  The Company also markets the PainPump2, a disposable system that offers electronically controlled flow rates of pain medication directly to the surgical site to help manage a patient's postoperative discomfort. This innovative design allows the physician to program the pump and provides a patient-controlled analgesia (PCA) option, previously unavailable to the market in a disposable pump.  In 2003, Stryker made product improvements to the PainPump2, allowing the pump to be programmed to extend continuous peripheral nerve blockage during surgery and provide non-narcotic pain management following the procedure.

As part of a broad surgical product portfolio, Stryker works closely with hospitals and other health-care organizations to promote safety for patients and medical staff.  In 2005, Stryker introduced its next-generation Sterishield T5 Personal Protection System, which advances its market-leading helmet, hood and gown to help provide protection for operating room personnel from infection, cross contamination and harmful microorganisms.  This system employs advanced user-cooling features and provides the option for integrated communication and lighting systems.  The Neptune Waste Management System represents Stryker's leading product for waste management in the operating room.  The self-contained device, first introduced in 2000 and consistently improved, collects and disposes of fluid and smoke waste from surgical procedures, minimizing the need for operator intervention and, therefore, the risk of exposure to these waste products.  In 2004, the Company introduced the Neptune Bronze platform, which provides a low-cost alternative to its operating room waste management solution.

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

Surgical Navigation Systems

Through Stryker Instruments, the Company offers a broad line of surgical navigation systems that offer surgeons in several specialties the ability to use electronic imaging to see more clearly, align instruments better and accurately track where the instruments are relative to the patient's anatomy during surgical procedures.  During 2005 the Company launched a number of new products across multiple surgical specialties to better serve the surgical navigation marketplace.  To serve the knee implant market, eNact Knee 3.1 software was introduced, further simplifying the procedure via reactive workflow by leveraging Stryker's Smart Instrumentation and Camera technology.  This unique feature promotes greater surgical efficiency because the software automatically reacts to the surgeon's individualized procedural workflow.  To serve the implant instrumentation market, the Company introduced the OrthoLock Anchoring System, which allows for less invasive procedures and provides the surgeon a choice between two and three pin tracker anchoring.  Also introduced was the Ortho Grip Knee Pointer, which allows the surgeon to utilize an ergonomically designed pistol grip instrument during the implant registration process.  Stryker also released two major advancements in its Neuro portfolio with Neuro 2.0 software and the Shunt Placement Tool.  Neuro 2.0 provides the surgeon with the option of utilizing the Company's Mask technology to register the patient without traditional fiducial markers and increases surgical efficiency by significantly reducing intraoperative patient registration time.  The Shunt Placement Tool provides a higher degree of accuracy for one of the most common neurosurgical procedures by utilizing a dedicated instrument and corresponding software designed specifically for the procedure.  In Spine Navigation, Spine 1.2 software was released for support of complex spine procedures, such as multiple-level scoliosis repair, requiring intraoperative 3D CT data.  Also in 2005, a portable laptop Navigation system was introduced that has a smaller footprint in the surgical suite, is easily portable, is cost efficient and offers the functionality and technological advantages of Stryker's System II Cart.

The Company launched the Navigation System II Cart and Camera as well as Hip 2.0, Uni-knee, and Knee 3.0 for use with the Stryker Navigation System in 2004.  All of these new product offerings are imageless platforms incorporating more intuitive hardware and software functions that result in increased ease of use, less invasive procedures and reduced surgical time.

Endoscopic, Communications and Digital Imaging Systems

            Stryker Endoscopy produces and markets medical video-imaging and communications equipment and instruments for arthroscopy, general surgery and urology.  Stryker Endoscopy has established a position of leadership in the production of medical imaging video technology and accessories for minimally invasive surgery, as well as communications equipment to facilitate local and worldwide sharing of medical information between operating rooms, doctors' offices and teaching institutions.  Products include medical video cameras, digital documentation equipment, digital image and viewing software, arthroscopes, laparoscopes, powered surgical instruments, sports medicine instrumentation, radio frequency ablation systems, irrigation fluid management systems, i-Suite operating room solutions and state-of-the-art equipment for telemedicine and enterprise-wide connectivity.  Stryker's line of rigid scopes, which range in diameter from 1.9 millimeters to 10 millimeters, contains a series of precision lenses as well as fiber optics that, when combined with Stryker's high-definition (HD) camera systems, allow the physician to view internal anatomy with a high degree of clarity.

            In 2005, the Company acquired eTrauma.  The acquisition expanded the Company's endoscopic and medical video imaging equipment product offerings by adding eTrauma's proprietary Picture Archive and Communications System (PACS) image management and viewing software.  The PACS software was complemented by the 2005 launch of OrthoPad, Stryker's electronic medical records software.

            In 2004, Stryker introduced the next-generation 3-chip camera, the 1088HD, bringing high-definition video to the operating room.  To accommodate the recording of high-definition images, the Company introduced the Stryker Digital Capture (SDC) HD digital documentation system.  Another milestone was the introduction of best-in-class scope technology with the U-500 FlexVision flexible ureteroscope.  Stryker also launched its Formula shaver system, which is small, light and equipped with radio frequency identification (RFID), facilitating communication between the blade and console.

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

Patient Handling and Emergency Medical Equipment

Stryker Medical is a leader in the stretcher products segment, offering a wide variety of stretchers customized to fit the needs of acute care and specialty surgical care facilities.  In 2004, Stryker Medical launched a completely new concept in stretcher design, the M-Series Stretcher.  With a focus on patient safety and product mobility, the M-Series features Stryker's Glideaway siderails, which provide maximum coverage when raised and a zero-transfer-gap when lowered; a 700-pound weight capacity; an integrated transfer board; and four-wheel, steel-ring brakes for stability. The M-Series provides customers with three different mobility options to suit their transportation needs: a fifth wheel for enhanced steering, Big Wheel technology for increased maneuverability and the self-propelled Zoom technology.  All three mobility options provide a safe and comfortable surface for patients while reducing the risk of back injury for hospital staff.

Stryker also produces beds and accessories that are designed to fit the unique needs of specialty departments within the acute care environment.  In 2005, Stryker introduced the XPRT nonintegrated sleep surface with low air loss, percussion and rotational functions to aid in the prevention and treatment of certain ulcers and pulmonary care.  To better serve the emergency medical market, Stryker introduced the revolutionary POWER-PRO ambulance cot in 2005.  Its advanced electronic/hydraulic lift system enables emergency medical professionals to effortlessly raise and lower the cot with the press of a button, which helps mitigate caregiver back injuries.

In 2004, Stryker introduced the LD304 birthing bed, which features a removable foot section with the unique Lock-Rite system.  Also introduced in 2004 was the Go Bed II medical/surgical bed that features low bed-height for safe patient ingress and exit.  The Go Bed II also offers the optional Chaperone center-of-gravity bed-exit system with Zone Control to help prevent patient falls.  Zone Control is a feature that enables the caregiver to adjust the sensitivity of the bed-exit system to accommodate different patient needs. Stryker has a complete line of ICU beds for critical care and step-down units.  The beds incorporate advanced features that facilitate patient care, such as in-bed scales that accurately weigh the patient regardless of bed position and a radiolucent surface that facilitates chest x-rays without moving the patient from the bed.  The Company's legacy of innovation in the prehospital market continued in 2004 with the launch of the MX-PRO BT ambulance cot with a weight capacity of 850 pounds for use in the emergency medical services transport market.  To facilitate patient transport up and down stairs, Stryker offers the STAIR-PRO series of stair chairs.

Other

The Other category includes Physical Therapy Services.  Physiotherapy Associates provides physical, occupational and speech therapy services to patients recovering from orthopaedic or neurological illness and injury through a network of 488 outpatient physical therapy centers in 28 states and the District of Columbia.  Physiotherapy Associates works closely with referring physicians to design and execute rehabilitation protocols with the goal of quick recoveries for injured workers, athletes and other patients.

PRODUCT DEVELOPMENT

Most of the Company's products and product improvements have been developed internally.  The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development.  New and improved products play a critical role in the Company's sales growth.  The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines.  The Company has a decentralized research and development focus, with manufacturing locations responsible for new product development and product improvements.  Research, development and engineering personnel at the manufacturing locations maintain relationships with staff at distribution locations and with customers to understand changes in the market and product needs.

Total expenditures for product research, development and engineering were $279.8 million in 2005,  $211.0 million in 2004 and $180.2 million in 2003.  Research, development and engineering expenses represented 5.7% of sales in 2005, compared with 5.0% of sales in both 2004 and 2003.   The higher spending level is the result of the Company's continued focus on new product development for anticipated future product launches and continued investments in new technologies, together with, beginning in the third quarter of 2004, spending associated with the continued development of products acquired in the SpineCore acquisition.  Recent new product introductions in the Orthopaedic Implants and MedSurg segments are more fully described under the caption "Product Sales" on pages 4 through 14 of this report.

MARKETING

Domestic sales accounted for 65% of total revenues in 2005.  Most of the Company's products are marketed directly to more than 6,000 hospitals and to other health-care facilities and doctors by approximately 2,800 sales and marketing personnel in the United States.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 35% of total revenues in 2005.  The Company's products are sold in more than 100 countries through more than 1,450 local dealers and direct sales efforts.  Local dealer support and direct sales are coordinated by approximately 2,100 sales and marketing personnel.  Stryker distributes its products through sales subsidiaries and branches with offices located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Egypt, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Russia, Serbia and Montenegro, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Ukraine, United Arab Emirates and the United Kingdom.  Stryker exports products to dealers and to customers in Africa, Bangladesh, China, the CIS (former Soviet Union), Cyprus, India, Indonesia, Ireland, Korea, Latin America, the Middle East, the Philippines, Thailand, Turkey and Vietnam.  Additional information regarding the Company's international and domestic operations and sales appears in "Note 12 - Segment and Geographic Data" on pages 57 through 59 of this report.

The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

COMPETITION

The Company is one of five leading competitors in the United States for orthopaedic reconstructive products.  The four other leading competitors are DePuy Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), Zimmer Holdings, Inc., Biomet, Inc., and Smith & Nephew plc.  While competition abroad varies from area to area, the Company believes it is also a leading player in the international markets with these same companies as its principal competitors.

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

In the micro implant segment, Stryker is one of four leaders, together with the principal competitors Synthes-Stratec, Walter Lorenz Surgical, Inc. (a subsidiary of Biomet, Inc.), and KLS Martin L.P.

Several companies are engaged in the research and development of products for the repair of hard and soft tissues that would compete with the Company's OP-1 product.  Medtronic Sofamor Danek has received FDA approval for its recombinant bone morphogenetic protein ("rhBMP-2") for certain spine, trauma and orthopaedic indications including the treatment of acute, open fractures of the tibial shaft and spinal fusion surgeries.  A number of companies currently provide various other therapies, including allografts, bone fillers and electrical stimulation devices for the treatment, repair or replacement of bone and joint tissue.  The Company believes that its OP-1 product, which is approved for limited trauma and spine indications in certain markets and is currently in clinical trials for other indications, would ultimately compete with these products and with traditional therapies, such as autograft and allograft.

In the surgical equipment segment, Stryker is one of three leaders, together with the principal domestic competitors Medtronic Midas Rex, Inc. (a subsidiary of Medtronic, Inc.), and Linvatec, Inc. (a subsidiary of Conmed Corporation).  These companies are also competitors in the international segments, along with Aesculap-Werke AG (a division of B. Braun Melsungen AG), a large European manufacturer.

In the surgical navigation segment, Stryker is one of six principal competitors including Medtronic Surgical Navigation Technologies (a division of Medtronic, Inc.), BrainLAB Inc. (a subsidiary of BrainLAB AG), Aesculap AG & Co. KG (a division of B. Braun Melsungen AG), Radionics, Inc. (a subsidiary of Tyco International Ltd.), and GE Medical Systems Navigation and Visualization, Inc. (a subsidiary of General Electric Company).

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

The Company's primary competitor in the patient handling segment is Hill-Rom Company, Inc. (a division of Hillenbrand Industries, Inc.).  In the specialty stretcher segment, the primary competitors are Hausted, Inc. (a subsidiary of Steris Corporation), Hill-Rom Company, Inc., and Midmark Hospital Products Group (a subsidiary of Ohio Medical Instrument Company, Inc.).  In the emergency medical services segment, Ferno-Washington, Inc., is the Company's principal competitor.

In the United States outpatient physical and occupational rehabilitation segment, the Company's primary competitors are independent, therapist-owned practices and hospital-based services, in addition to other national rehabilitation companies, including Healthsouth Corporation and NovaCare Rehabilitation (a division of Select Medical Corporation).

            The principal factors that the Company believes differentiate it in these highly competitive market segments and enable it to compete effectively are innovation, reliability, service and reputation.  The Company is not able to predict the effect that continuing efforts to reduce health-care expenses generally and hospital costs in particular will have on the future sales of its products or its competitive position.  (See "Regulation and Product Quality.")  The Company believes that its competitive position in the future will depend to a large degree on its ability to develop new products and make improvements to existing products.  While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or attribute of a product represents a unique design or process.  Patent or trademark protection of such products restricts competitors from duplicating these unique designs and features.  Stryker seeks to obtain patent protection on its products whenever possible.  The Company currently owns approximately 820 United States patents and 1,330 international patents.

MANUFACTURING AND SOURCES OF SUPPLY

The Company's manufacturing processes consist primarily of precision machining, metal fabrication and assembly operations; the forging and investment casting of cobalt chrome; and the finishing of cobalt chrome and titanium.  In addition, the Company is the sole manufacturer of its OP-1 product.  Approximately 9% of the Company's cost of sales in 2005 represented finished products that were purchased complete from outside suppliers.  The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components, and uses outside sources for certain finishing operations, such as plating, hardening and coating of machined components and sterilization of certain products.  The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys.  In all, purchased parts and components from outside sources were approximately 44% of the total cost of sales in 2005.

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

            Stryker also is subject to the laws that govern the manufacture and distribution of medical devices of each country in which the Company manufactures or sells products.  The member states of the European Union (EU) have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries.  These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain Community European (CE) marks for their products.  Stryker has authorization to apply the CE mark to substantially all of its products.  The Company's OP-1 product has been considered a drug under the regulations for Europe, Australia and Japan.

The Company's Physiotherapy Associates, Inc., subsidiary is subject to various federal and state regulations regarding the provision of physical therapy services.  The primary entities administering these regulations are the Centers for Medicare & Medicaid Services, CHAMPUS, state workers compensation agencies, state insurance commissioners and state licensing agencies.

Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of health-care costs, including price regulation and competitive pricing, are ongoing in markets where the Company does business.  It is impossible to predict at this time the long-term impact of such cost-containment measures on the Company's future business.

EMPLOYEES

At December 31, 2005, the Company had 17,265 employees worldwide, including 6,041 involved in manufacturing, warehousing and distribution operations; 4,873 in sales and marketing; 1,087 in research, development and engineering; 3,545 providing physical, occupational and speech therapy; and the balance in general management and administration.  Certain international employees are covered by collective bargaining agreements that are updated annually.  The Company believes that its employee relations are satisfactory.

ITEM 1A.	RISK FACTORS

            The following information contains specific risks that could potentially impact the Company's business, financial condition or operating results.  The Company may be subject to additional risks not currently known to the Company or those which the Company deems immaterial that may also impact its business operations.

The Company's inability to maintain adequate working relationships with healthcare professionals could have a negative impact on the Company's future operating results.

            The Company maintains close working relationships with respected physicians and medical personnel in hospitals and universities who assist in product research and development.  The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines.  If the Company is unable maintain these good relationships it could decrease the Company's ability to market and sell new and improved products which could unfavorably affect future operating results.

The Company's inability to continue to hire and retain key employees could have a negative impact on the Company's future operating results.

            The talent and drive of the Company's employees is a key factor in the success of its business.  The Company's sales, technical and other key personnel play an integral role in the developing, marketing and selling of new and existing products.  If the Company is unable to recruit, hire, develop and retain a talented, competitive work force it may not be able to meet its strategic business objectives.

Stricter pricing guidelines for the Orthopaedic Implants industry could have a negative impact on the Company's future operating results.

            Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of health-care costs, including price regulation and competitive pricing, are ongoing in markets where the Company does business.  The Company could see a negative impact on its operating results due to increased pricing pressure in the United States, Japan, and certain other markets.  Governments, hospitals and other third party payers could reduce the amount of approved reimbursements for the Company's Orthopaedic Implants.  Reductions in reimbursement levels or coverage or other cost-containment measures could unfavorably affect the Company's future operating results.

The Company's operating results could be negatively impacted by changes in its excess and obsolete inventory reserves.

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

The Company's operating results could be negatively impacted if it is unable to capitalize on research and development spending.

            The Company has spent a significant amount of time and resources on research and development projects in order to develop and validate new and innovative products.  The Company believes these projects will result in the manufacturing of new products and will create additional future sales.  However, factors including regulatory delays, safety concerns, or patent disputes could slow down the introduction or marketing of new products.  Additionally, current and future clinical trials, including those for OP-1 and SpineCore products, may have unanticipated issues that arise prior to regulatory approval that could delay or cease a product's development.  The

Company may experience an unfavorable impact on its operating results if it is unable to capitalize on those efforts by attaining the proper FDA approval or is unable to successfully market these new products.

The Company's operating results could be negatively impacted by future product liability claims, unfavorable court decisions or legal settlements.

            The Company is a defendant in various proceedings, legal actions and claims arising in the normal course of business, including product liability and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  To partially mitigate losses arising from unfavorable outcomes in such matters, the Company purchases third-party insurance coverage subject to normal deductibles and loss limitations.  While the Company believes its current insurance coverage is adequate to mitigate losses arising from such matters, its future operating results may be unfavorably impacted by any settlement payments.  Likewise, the Company may incur significant legal expenses regardless of whether it is found to be liable.  In addition, such product liability settlements may negatively impact the Company's ability to obtain cost-effective third-party insurance coverage in future periods.

            In December 2003, the Company announced that it and its subsidiary Physiotherapy Associates, Inc., received a subpoena from the United States Attorney's Office in Boston, Massachusetts, in connection with a Department of Justice investigation of Physiotherapy Associates' billing and coding practices.  In March 2005, the Company announced that it received a subpoena from the United States Department of Justice requesting documents for the period January 2002 through the present relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  The Company is fully cooperating with the Department of Justice regarding these matters.  As a result of these investigations, the Company's future operating results could be negatively impacted by settlements of these matters.

The Company's operating results could be negatively impacted by economic, political or other developments in countries in which the Company does business.

            Future operating results could be negatively impacted by unstable economic, political and social conditions including but not limited to fluctuations in foreign currency exchange rates, political instability, or changes in the interpretation of or creation of new laws and regulations in each of the countries the Company conducts business, including the United States.  Additionally, the Company operates in multiple tax jurisdictions and must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations.  Tax audits associated with the allocation of income and other complex issues may result in significant tax adjustments that could negatively impact the Company's future operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

            Not applicable.

ITEM 2.	PROPERTIES

            The Company has the following properties:

			Square	Owned/
Location	Segment	Use	Feet	Leased

Mahwah, New Jersey	Orthopaedic Implants	Manufacturing of reconstructive	490,000	Owned
		implants
Limerick, Ireland	Orthopaedic Implants	Manufacturing of reconstructive	130,000	Owned
		implants and OP-1
Herouville, France	Orthopaedic Implants	Manufacturing of reconstructive	130,000	Owned
		implants
Kiel, Germany	Orthopaedic Implants	Manufacturing of trauma	147,000	Owned
		implants
Selzach, Switzerland	Orthopaedic Implants	Manufacturing of trauma	78,000	Owned
		implants
Neuchatel, Switzerland	Orthopaedic Implants	Manufacturing of spinal implants	88,000	Owned
Bordeaux, France	Orthopaedic Implants	Manufacturing of spinal implants	74,000	Owned
Bordeaux, France	Orthopaedic Implants	Manufacturing of spinal implants	31,000	Leased
Carrigtwohill, Ireland	Orthopaedic Implants	Manufacturing of reconstructive	154,000	Owned
	and MedSurg	implants and surgical equipment
	Equipment
Freiburg, Germany	Orthopaedic Implants	Manufacturing of micro implants	88,000	Owned
	and MedSurg	and surgical navigation systems
	Equipment
Stetten, Germany	Orthopaedic Implants	Manufacturing of micro implants	29,000	Owned
West Lebanon,	Orthopaedic Implants	Manufacturing of OP-1	109,000	Owned
New Hampshire
Hopkinton,	Orthopaedic Implants	Manufacturing of OP-1	69,000	Leased
Massachusetts
Portage, Michigan	MedSurg Equipment	Manufacturing of surgical	826,000	Owned
		equipment and patient-
		handling and emergency
		medical equipment
Arroyo, Puerto Rico	MedSurg Equipment	Manufacturing of surgical	220,000	Leased
		equipment and endoscopic
		systems
San Jose, California	MedSurg Equipment	Manufacturing of endoscopic	165,000	Leased
		systems
Flower Mound, Texas	MedSurg Equipment	Manufacturing of	73,000	Leased
		communications systems
Deerfield Beach,	MedSurg Equipment	Manufacturing of digital	11,000	Leased
Florida		imaging systems
L'Islet, Canada	MedSurg Equipment	Manufacturing of patient-	134,000	Owned
		handling equipment
Kalamazoo, Michigan	Other	Corporate headquarters	35,000	Leased
Various	Other	Physical therapy clinics	1,817,000	Leased

            In addition to the above, the Company maintains administrative and sales offices and warehousing and distribution facilities in various countries, including the United States, Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Egypt, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Russia, Serbia and Montenegro, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Ukraine, United Arab Emirates and the United Kingdom.

            The Company believes that its properties are suitable and adequate for the manufacture and distribution of the Company's products.  To meet anticipated future demand for certain product offerings, the Company is currently expanding certain manufacturing and distribution facilities including facilities for the manufacturing of OP-1, spinal implants and powered surgical instruments.  In addition, the Company is currently constructing a new corporate headquarters to meet its current and future needs.

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
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is traded on the New York Stock Exchange under the symbol SYK.   Quarterly stock prices appear under the caption "Summary of Quarterly Data (Unaudited)" on page 61 of this report and dividend information for the years ended December 31, 2005 and 2004 under the caption "Summary of Operations" in Item 6 below.  The Company's Board of Directors considers a year-end cash dividend annually at its December meeting.

In the fourth quarter of 2005, the Company issued 240 shares of Common Stock as performance incentive awards to certain employees.  The shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

            On February 28, 2006, there were 4,143 shareholders of record of the Company's Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The financial information for each of the five years in the period ended December 31, 2005 is set forth below (in millions, except per share amounts):

SUMMARY OF OPERATIONS
	2005	2004	2003	2002	2001
Net sales	$4,871.5	$4,262.3	$3,625.3	$3,011.6	$2,602.3
Cost of sales	1,713.9	1,510.1	1,312.4	1,111.2	963.8
Gross profit	3,157.6	2,752.2	2,312.9	1,900.4	1,638.5

Research, development and engineering expenses	279.8	211.0	180.2	141.4	142.1
Selling, general and administrative expenses	1,814.3	1,652.2	1,416.0	1,165.4	985.4
Intangibles amortization	48.8	47.8	45.4	28.9	38.4
Purchased in-process research and development	15.9	120.8	--	--	--
Restructuring and acquisition-related charges	--	--	--	17.2	0.6
	2,158.8	2,031.8	1,641.6	1,352.9	1,166.5
Operating income	998.8	720.4	671.3	547.5	472.0

Other income (expense)	4.5	(3.4)	(18.8)	(40.8)	(66.3)
Earnings before income taxes and extraordinary item	1,003.3	717.0	652.5	506.7	405.7
Income taxes	328.1	251.3	199.0	161.1	133.9
Earnings before extraordinary item	675.2	465.7	453.5	345.6	271.8
Extraordinary loss, net of income taxes	--	--	--	--	(4.8)
Net earnings	$675.2	$465.7	$453.5	$345.6	$267.0

Net earnings per share of common stock (a):
Basic	$1.67	$1.16	$1.14	$.87	$.69	(b)
Diluted	$1.64	$1.14	$1.11	$.85	$.67	(b)

Dividend per share of common stock (a)	$.11	$.09	$.07	$.06	$.05

Average number of shares outstanding (a):
Basic	403.7	401.2	397.8	395.1	392.5
Diluted	411.6	410.3	406.8	407.7	406.1

(a)    Adjusted for the two-for-one stock split effective May 14, 2004.

(b)    Excludes net extraordinary loss per share of $.01 basic and $.01 diluted.

FINANCIAL AND STATISTICAL DATA

	2005	2004	2003	2002	2001
Cash and marketable securities	1,056.5	349.4	65.9	37.8	50.1
Working capital	1,621.3	1,029.1	563.2	443.8	459.7
Current ratio	2.3	1.9	1.7	1.6	1.9
Property, plant and equipment - net	831.0	700.5	604.7	519.2	444.0
Capital expenditures	271.7	187.8	144.5	139.0	161.9
Depreciation and amortization	289.9	250.9	229.7	186.1	172.0
Total assets	4,944.1	4,083.8	3,159.1	2,815.5	2,423.6
Long-term debt, including current maturities	231.6	10.0	26.1	501.7	722.6
Shareholders' equity	3,251.8	2,752.0	2,154.8	1,498.2	1,056.2
Return on average equity	22.5%	19.0%	24.8%	27.1%	27.9%
Net cash provided by operating activities	863.8	593.3	648.5	516.2	473.2
Number of shareholders of record	3,979	3,784	3,084	2,983	2,886
Number of employees	17,265	15,891	14,762	14,045	12,839

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Executive Level Overview

            Stryker Corporation (the Company or Stryker) is one of the world's leading medical technology companies with the most broadly based range of products in orthopaedics and a significant presence in other medical specialties.  Stryker works with respected medical professionals to help people lead more active and more satisfying lives.  The Company's products include implants used in joint replacement, trauma, craniomaxillofacial and spinal surgeries; biologics; surgical, neurologic, ear, nose & throat and interventional pain equipment; endoscopic, surgical navigation, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  Stryker also provides outpatient physical therapy services in the United States.

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, spinal and micro implant systems, bone cement and the bone growth factor OP-1.  The MedSurg Equipment segment sells surgical equipment; surgical navigation systems; endoscopic, communications, and digital imaging systems; as well as patient handling and emergency medical equipment.  The Other category includes Physical Therapy Services and corporate administration, interest expense and interest income.

Domestic sales accounted for 65% of total revenues in 2005.  Most of the Company's products are marketed directly to more than 6,000 hospitals and to doctors and other health-care facilities by approximately 2,800 sales and marketing personnel in the United States.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 35% of total revenues in 2005.  The Company's products are sold in more than 100 countries through both Company-owned sales subsidiaries and branches and third-party dealers and distributors.

The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

            In the fourth quarter of 2005, the Company completed the repatriation of $722 million of foreign earnings under the provisions of the American Jobs Creation Act (the Act).  The Act provided a temporary incentive for United States companies to repatriate accumulated income earned in foreign jurisdictions at a reduced income tax cost.  Additional details, including the financial statement impact resulting from the repatriation of funds, are included in Results of Operations.

            In the fourth quarter of 2005, the Company acquired, by merger, all of the outstanding stock of PlasmaSol Corp. (PlasmaSol).  PlasmaSol has developed a technology that should allow Stryker to provide sterilization equipment for use with certain of its MedSurg Equipment products.  The cost of the transaction totaled approximately $17.5 million including an upfront cash payment plus the assumption of certain liabilities.

In the first quarter of 2005, the Company acquired, by merger, eTrauma.com Corp. (eTrauma) for approximately $50.0 million in cash plus certain transaction costs.  The acquisition expanded the Company's digital imaging equipment product offerings within its MedSurg Equipment segment by adding eTrauma's proprietary Picture Archive and Communications Systems (PACS) image management and viewing software.

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

Additional details, including the financial statement impacts resulting from these acquisitions, are included in Results of Operations.

Outlook for 2006

The Company's outlook for 2006 continues to be optimistic regarding underlying growth rates in orthopaedic procedures and the Company's broadly based range of products in orthopaedics and other medical specialties, despite the potential for increased pricing pressure on Orthopaedic Implants products in the United States, Japan and certain other foreign markets.  The Company projects diluted earnings per share of $2.02 in 2006, including the recognition of the cost of employee stock options as described in Other Matters.  The projection represents a 21% increase over adjusted restated diluted net earnings per share of $1.67 in 2005 calculated as follows:

Adjusted restated diluted net earnings per share for 2005:
Reported diluted net earnings per share	$1.64
Deduct stock option compensation expense - fair value method	$(.08)
Restated diluted net earnings per share	$1.57
Adjustments:
Purchased in-process research and development	$.04
Income taxes on repatriation of foreign earnings	$.07
Adjusted restated diluted net earnings per share	$1.67

The purchased in-process research and development charge and the additional income taxes on the repatriation of foreign earnings are more fully described in Results of Operations.

            The financial forecast for 2006 includes a net sales increase in the range of 11% to 14% as a result of growth in shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services, offset by unfavorable foreign currency exchange rate movements.  If foreign currency exchange rates hold near current levels, the Company anticipates an unfavorable impact on net sales of approximately 2% to 3% in the first quarter of 2006 and an unfavorable impact on net sales of approximately 1% to 2% for the full year of 2006.  Excluding the effect of foreign currency exchange rates, the Company expects annual net sales growth in the range of 12% to 15% in 2006, which is comparable to the 14% sales growth, excluding the effect of foreign currency exchange rates, reported for the full year of 2005.

Results of Operations

            The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales			Percentage Change
	2005	2004	2003	2005/2004	2004/2003
Net sales	100.0%	100.0%	100.0%	14%	18%
Cost of sales	35.2	35.4	36.2	13	15
Gross profit	64.8	64.6	63.8	15	19
Research, development and engineering expenses	5.7	5.0	5.0	33	17
Selling, general and administrative expenses	37.2	38.8	39.1	10	17
Intangibles amortization	1.0	1.1	1.3	2	5
Purchased in-process research and development	0.3	2.8	--	(87)	--
Operating income	20.5	16.9	18.5	39	7
Other income (expense)	0.1	(0.1)	(0.5)	--	(82)
Earnings before income taxes	20.6	16.8	18.0	40	10
Income taxes	6.7	5.9	5.5	31	26
Net earnings	13.9%	10.9%	12.5%	45	3

The table below sets forth domestic/international and product line sales information:

	Net Sales (in millions)			Percentage Change
	2005	2004	2003	2005/2004	2004/2003
Domestic/international sales:
Domestic	$3,165.6	$2,753.0	$2,333.4	15%	18%
International	1,705.9	1,509.3	1,291.9	13	17
Total net sales	$4,871.5	$4,262.3	$3,625.3	14	18

Product line sales:
Orthopaedic Implants	$2,855.1	$2,562.5	$2,192.5	11	17
MedSurg Equipment	1,753.8	1,454.9	1,209.8	21	20
Physical Therapy Services	262.6	244.9	223.0	7	10
Total net sales	$4,871.5	$4,262.3	$3,625.3	14	18

The table below sets forth additional sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment product lines on both a reported basis and a constant currency basis, which excludes the impact of changes in foreign currency exchange rates:

	Percentage Change
	2005/2004		2004/2003
		Constant		Constant
	Reported	Currency	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	4%	4%	14%	9%
Knees	14	13	18	14
Trauma	15	16	17	11
Spine	17	17	18	15
Micro implants	12	12	16	12

Worldwide MedSurg Equipment sales:
Surgical equipment and
surgical navigation systems	16	16	17	15
Endoscopic, communications and
digital imaging systems	24	24	21	20
Patient handling and emergency
medical equipment	23	22	25	23

2005 Compared with 2004

            Stryker Corporation's net sales increased 14% in 2005 to $4,871.5 million from $4,262.3 million in 2004.  Net sales grew by 12% as a result of increased unit volume and changes in product mix, 1% related to higher selling prices and 1% due to acquisitions.

            Domestic sales were $3,165.6 million for 2005, representing an increase of 15% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.  International sales were $1,705.9 million for 2005, representing an increase of 13% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $11.5 million for 2005.  Excluding the impact of foreign currency, international sales increased 12% in 2005.

Worldwide sales of Orthopaedic Implants were $2,855.1 million for 2005, representing an increase of 11% as a result of higher shipments of reconstructive, trauma, spinal and micro implant systems; bone cement; and the bone growth factor OP-1.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 11% for the year.

Hip Implant Systems: Sales of hip implant systems increased 4% during the year, and also 4% excluding changes in foreign currency exchange rates, due to growth in the Trident hip system in Europe and the Pacific region and in Accolade cementless hip products and Restoration Modular Hip System revision hips in the United States, partially offset by lower sales of the Trident ceramic-on-ceramic hip system and hip fracture products in the United States.

Knee Implant Systems: Sales of knee implant systems increased 14% during the year, 13% excluding changes in foreign currency exchange rates, due to strong growth in the recently launched Triathlon Knee System in the United States, Europe and the Pacific region as well as the Scorpio knee system in Europe, Japan and the Pacific region.

Trauma Implant Systems: Sales of trauma implant systems increased 15% during the year, 16% excluding changes in foreign currency exchange rates, as a result of the full-scale launch of the Gamma3 Hip Fracture System in the United States, Japan and Europe in the second half of 2004.  Strong growth in the Company's T2 Nailing System, both in the United States and internationally, also drove trauma sales growth in 2005.

Spinal Implant Systems: Sales of spinal implant systems increased 17% during the year, and also 17% excluding changes in foreign currency exchange rates, primarily due to strong sales growth of interbody devices in the United States led by sales of the recently launched AVS spacer products as well as solid worldwide growth in cervical and thoraco-lumbar product sales.

Micro Implant Systems: Sales of micro implant systems increased 12% during the year, and also 12% excluding changes in foreign currency exchange rates, as a result of strong worldwide sales of implant products for hand indications and solid domestic sales of products for neuro indications.

Worldwide sales of MedSurg Equipment were $1,753.8 million for 2005, representing an increase of 21% as a result of higher shipments of surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  Excluding the impact of foreign currency, sales of MedSurg Equipment increased 20% for the year.

Surgical Equipment and Surgical Navigation Systems: Sales of surgical equipment and surgical navigation systems increased 16% during the year, and also 16% excluding changes in foreign currency exchange rates, due to strong worldwide sales growth in the System 5 heavy-duty powered systems, interventional pain products, SteriShield personal protection systems and surgical navigation products as well as strong sales growth in the Neptune operating waste management system in the United States.

Endoscopic, Communications and Digital Imaging Systems: Sales of endoscopic, communications and digital imaging systems increased 24% during the year, and also 24% excluding changes in foreign currency exchange rates, as a result of strong growth in medical video imaging equipment, led by growth of digital imaging equipment and the 1088 High Definition Camera, and strong growth in general surgery products in the United States, partially offset by slower growth in arthroscopy in the United States resulting from the discontinuance of allograft products during the year.

Patient Handling and Emergency Medical Equipment: Sales of patient handling and emergency medical equipment increased 23% during the year, 22% excluding changes in foreign currency exchange rates, due to strong sales growth in hospital and maternity beds and emergency medical equipment in the United States and solid growth in stretcher sales in the United States.

Physical Therapy Services revenues were $262.6 million for 2005, representing an increase of 7% with all of the growth coming from new physical therapy centers.

Cost of sales represented 35.2% of sales in 2005 compared with 35.4% in 2004.  The lower cost of sales percentage in 2005 is partially due to increased average selling prices for the Company's products and lower excess and obsolete inventory costs associated with discontinued products partially offset by faster sales growth in the lower margin MedSurg Equipment segment and higher growth in royalty costs relative to sales growth.

            Research, development and engineering expenses represented 5.7% of sales in 2005 compared with 5.0% in 2004.  These expenses increased 33% in 2005 to $279.8 million.  The higher spending level is the result of the Company's continued focus on new product development for anticipated future product launches and continued investments in new technologies, together with, beginning in the third quarter of 2004, spending associated with the continued development of products acquired from SpineCore.  New product introductions in 2005 in the Orthopaedic Implants segment included X3 Polyethylene, the Company's next-generation highly crosslinked polyethylene featuring a higher level of strength and wear reduction in both hip and knee replacements, and the posterior-stabilized version of the Triathlon Knee System in the United States, Europe, Canada and the Pacific region.  Within the MedSurg Equipment segment, new product introductions in 2005 included the Maestro drill which expanded the Company's line of micro powered instruments for spine; neurology; and ear, nose and throat applications.

            Selling, general and administrative expenses increased 10% in 2005 and represented 37.2% of sales compared with 38.8% in 2004.  The decrease in selling, general and administrative expenses as a percent of sales in 2005 is due to lower meeting costs and slower growth in advertising costs and insurance premiums relative to the Company's growth in net sales.  These decreases are partially offset by an increase in sales commission expense as a result of the 14% growth in net sales in 2005 in addition to higher amortization expense associated with loaner instrument sets.

The purchased in-process research and development charge of $15.9 million recorded in the fourth quarter of 2005 relates to the acquisition of PlasmaSol, a private, development-stage company.  At the date of the acquisition, the sterilization technology acquired had not yet been approved for sale by the U.S. Food and Drug Administration (FDA) and, therefore, had not yet reached technological feasibility.  The purchase price of $17.5 million was preliminarily allocated to assets acquired primarily for deferred tax assets associated with acquired net operating losses and purchased in-process research and development based on their fair value at the date of acquisition.  The purchased in-process research and development charge of $120.8 million recorded in the third quarter of 2004 relates to the acquisition of SpineCore, a private, development-stage company.  At the date of the acquisition, the artificial lumbar and cervical spinal disc implant technologies acquired were in preliminary stages of clinical studies in the United States and had not yet reached technological feasibility.  The upfront payment of $120.0 million, plus certain transaction costs, was allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.

            Interest expense, which is included in other income (expense), increased to $7.7 million in 2005 from $6.8 million in 2004, primarily as a result of increased borrowings in Europe to complete the repatriation of foreign earnings in the fourth quarter of 2005.  Interest income, which is included in other income (expense), increased to $13.3 million in 2005 from $4.7 million in 2004, primarily due to increased cash and marketable securities balances throughout the year.

            The effective income tax rate was 32.7% for the year ended December 31, 2005 and 35.0% for the year ended December 31, 2004.  The reported effective income tax rate for 2005 reflects a charge of $27.4 million to recognize the income tax expense and related liability associated with the repatriation of $722 million of foreign earnings under the provisions of the American Jobs Creation Act completed in the fourth quarter.  The reported effective income tax rate for 2005 also reflects the nondeductibility, for income tax purposes, of the $15.9 million purchased in-process research and development charge associated with the PlasmaSol acquisition.  The reported effective income tax rate for the year ended December 31, 2004 reflects the nondeductibility, for income tax purposes, of the $120.8 million purchased in-process research and development charge associated with the SpineCore acquisition.  Excluding the impact of income taxes on the repatriation of foreign earnings in 2005 and the impact of the purchased in-process research and development charges in 2005 and 2004, the Company's effective income tax rate was reduced to 29.5% in 2005 compared with 30.0% in 2004, primarily as a result of increased manufacturing in lower tax jurisdictions.

            Net earnings in 2005 increased 45% to $675.2 million from $465.7 million in 2004; basic net earnings per share increased 44% to $1.67 in 2005 from $1.16 in 2004; and diluted net earnings per share increased 44% to $1.64 in 2005 from $1.14 in 2004.

            Excluding the impacts of the charges to write off purchased in-process research and development in 2005 and 2004 and to recognize income tax expense associated with the repatriation of foreign earnings in 2005, adjusted net earnings increased 23% to $718.5 million in 2005 from $586.5 million in 2004.  Adjusted basic net earnings per share increased 22% to $1.78 in 2005 from $1.46 in 2004, and adjusted diluted net earnings per share increased 22% to $1.75 in 2005 from $1.43 in 2004.

            This adjusted financial measure does not replace the presentation of the Company's reported financial results stated under generally accepted accounting principles (GAAP).  The Company has provided this supplemental non-GAAP financial measure because it provides meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses this non-GAAP financial measure for reviewing the operating results of its business segments and for analyzing potential future business trends in connection with its budget process.  In addition, the Company believes investors will utilize this information to evaluate period-to-period results and to better understand potential future operating results.  The

Company encourages investors and other users of these financial statements to review its Consolidated Financial Statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

            The reconciliation of this non-GAAP financial measure is as follows (in millions):

	2005	2004	% Change
Reported net earnings	$675.2	$465.7	45%
Purchased in-process research and development	15.9	120.8	(87)
Income taxes on repatriation of foreign earnings	27.4	--	--
Adjusted net earnings	$718.5	$586.5	23

Basic net earnings per share:
Reported basic net earnings per share	$1.67	$1.16	44
Purchased in-process research and development	$.04	$.30	(87)
Income taxes on repatriation of foreign earnings	$.07	--	--
Adjusted basic net earnings per share	$1.78	$1.46	22

Diluted net earnings per share:
Reported diluted net earnings per share	$1.64	$1.14	44
Purchased in-process research and development	$.04	$.29	(86)
Income taxes on repatriation of foreign earnings	$.07	--	--
Adjusted diluted net earnings per share	$1.75	$1.43	22

2004 Compared with 2003

            Stryker Corporation's net sales increased 18% in 2004 to $4,262.3 million from $3,625.3 million in 2003.  Net sales grew by 13% as a result of increased unit volume and changes in product mix, 3% due to changes in foreign currency exchange rates and 2% related to higher selling prices.

            Domestic sales were $2,753.0 million for 2004, representing an increase of 18% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.  International sales were $1,509.3 million for 2004, representing an increase of 17% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $120.8 million for 2004.  Excluding the impact of foreign currency, international sales increased 7% in 2004.

            Worldwide sales of Orthopaedic Implants were $2,562.5 million for 2004, representing an increase of 17% as a result of higher shipments of reconstructive, trauma, spinal and micro implant systems; bone cement; and the bone growth factor OP-1.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 13% for the year.

Hip Implant Systems: Sales of hip implant systems increased 14% during the year, 9% excluding changes in foreign currency exchange rates.  Sales growth for hip products slowed during 2004 primarily due to tougher comparables resulting from the launch of the Trident ceramic-on-ceramic hip system in the United States in the second quarter of 2003.

Knee Implant Systems: Sales of knee implant systems increased 18% during the year, 14% excluding changes in foreign currency exchange rates, due to strong growth in Scorpio and Duracon knee systems in the United States.

Trauma Implant Systems: Sales of trauma implant systems increased 17% during the year, 11% excluding changes in foreign currency exchange rates, as a result of the full-scale launch of the Gamma3 Hip Fracture System in the United States, Japan and Europe in 2004.  Strong growth in the Company's T2 Nailing System, both in the United States and internationally, also drove trauma sales growth in 2004.

Spinal Implant Systems: Sales of spinal implant systems increased 18% during the year, 15% excluding changes in foreign currency exchange rates, primarily due to strong sales growth of cervical and interbody products in the United States.

Micro Implant Systems: Sales of micro implant systems increased 16% during the year, 12% excluding changes in foreign currency exchange rates, as a result of strong sales of implant products for hand indications and solid domestic sales of implant products for neuro indications.

            Worldwide sales of MedSurg Equipment were $1,454.9 million for 2004, representing an increase of 20% as a result of higher shipments of surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  Excluding the impact of foreign currency, sales of MedSurg Equipment increased 18% for the year.

Surgical Equipment and Surgical Navigation Systems: Sales of surgical equipment and surgical navigation systems increased 17% during the year, 15% excluding changes in foreign currency exchange rates, due to strong sales growth in heavy-duty powered instruments, interventional pain products and surgical navigation systems both domestically and in Europe.

Endoscopic, Communications and Digital Imaging Systems: Sales of endoscopic, communications and digital imaging systems increased 21% during the year, 20% excluding changes in foreign currency exchange rates, as a result of solid growth in digital imaging equipment and sports medicine products in the United States.

Patient Handling and Emergency Medical Equipment: Sales of patient handling and emergency medical equipment increased 25% during the year, 23% excluding changes in foreign currency exchange rates, due to strong growth in hospital beds and emergency medical equipment both domestically and in the international markets.

Physical Therapy Services revenues were $244.9 million for 2004, representing an increase of 10%, with 6% of the growth resulting from new physical therapy centers and 4% of the increase coming from higher revenues at existing centers.

            Cost of sales represented 35.4% of sales in 2004 compared with 36.2% in 2003.  The lower cost of sales percentage in 2004 is partially due to increased average selling prices for the Company's products and improved manufacturing efficiencies at several of the Company's manufacturing and distribution facilities, including its Mahwah, New Jersey, manufacturing and distribution facility, and lower purchase prices of raw materials, including cobalt chromium and titanium alloys.

            Research, development and engineering expenses represented 5.0% of sales in both 2004 and 2003.  These expenses increased 17% in 2004 to $211.0 million.  The higher spending level is the result of final development spending in advance of the Company's product launches in 2004 and continued focus on new product development for anticipated future product launches, together with, beginning in the third quarter of 2004, spending associated with the continued development of products acquired from SpineCore.  New product introductions in 2004 in the Orthopaedic Implants segment included the Restoration Modular Hip System in the United States and Europe; the Triathlon Knee System in the United States and Europe; the Scorpio NRG knee and CentPillar hip systems in Japan; a worldwide launch of the OASYS posterior cervical fixation system; and a full-scale launch of the Gamma3 Hip Fracture System in the United States, Japan and Europe.  The Triathlon Knee System represents the Company's evolutionary design developed to more closely reproduce natural knee motion and to provide mobility with stability through more than 150 degrees of flexion.  Within the MedSurg Equipment segment, new product introductions in 2004 included a new video platform with the 1088 High Definition Camera, the first fully digital, high-definition, progressive-scan medical video camera, and the new M-Series stretcher, designed to fit the needs of acute care and specialty surgical care facilities.

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

The purchased in-process research and development charge of $120.8 million recorded in the third quarter of 2004 relates to the acquisition of SpineCore.

            Interest expense, which is included in other income (expense), declined to $6.8 million in 2004 from $22.6 million in 2003, primarily as a result of lower outstanding debt balances.

            The effective income tax rate was 35.0% in 2004.  The reported effective income tax rate for 2004 reflects the nondeductibility, for income tax purposes, of the purchased in-process research and development charge associated with the SpineCore acquisition.  Excluding the effect of this nondeductible charge, the Company's effective income tax rate was reduced to 30.0% in 2004 compared with 30.5% in 2003, primarily as a result of increased manufacturing in lower tax jurisdictions.

            Net earnings in 2004 increased 3% to $465.7 million from $453.5 million in 2003; basic net earnings per share increased 2% to $1.16 in 2004 from $1.14 in 2003; and diluted net earnings per share increased 3% to $1.14 in 2004 from $1.11 in 2003.

            Excluding the impact of the $120.8 million purchased in-process research and development charge recorded in 2004, adjusted net earnings increased 29% to $586.5 million in 2004 from $453.5 million in 2003.  Adjusted basic net earnings per share increased 28% to $1.46 in 2004 from $1.14 in 2003, and adjusted diluted net earnings per share increased 29% to $1.43 in 2004 from $1.11 in 2003.

            The reconciliation of this non-GAAP financial measure, as previously described, is as follows (in millions):

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

Liquidity and Capital Resources

            The Company's working capital at December 31, 2005 increased $592.2 million to $1,621.3 million from $1,029.1 million at December 31, 2004.  The increase in working capital resulted from growth in the Company's overall business and the use of cash earnings to fund increases in accounts receivable, inventories and prepaid expenses.  Accrued liabilities increased in 2005 as a result of the growth in the business, higher obligations for acquisitions, sales commissions, royalties, dividends and increases in other accrued liabilities.  Accounts receivable days sales outstanding was 54 days at December 31, 2005 compared with 58 days at December 31, 2004.  Days sales in inventory decreased 8 days to 114 days at December 31, 2005 from 122 days at December 31, 2004.  The decrease in days sales outstanding and days sales in inventory at December 31, 2005 is primarily due to improved asset management.

            The Company generated cash of $863.8 million from operations in 2005 compared with $593.3 million in 2004.  The increase in cash from operations in 2005 compared with the prior year is primarily due to higher net earnings in 2005 and the elimination of amounts outstanding under the accounts receivable securitization facility representing an operating cash usage of $150.0 million in 2004 along with the improvements in days sales outstanding and days sales in inventory.

            In 2005, the Company used cash of $271.7 million for capital expenditures, including $50.9 million for the expansion of the company's manufacturing facility in Lebanon, New Hampshire; $41.5 million related to the implementation of ERP systems at multiple manufacturing and distribution facilities; $27.3 million for the construction of the Company's new manufacturing facilities in Portage, Michigan; and $20.1 million for the Company's new manufacturing facility in Neuchâtel, Switzerland.  In addition, the Company used cash of $59.7 million for acquisitions and $36.2 million for the payment of dividends; it also purchased and sold marketable securities.  These securities, which are classified as available-for-sale investments in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, totaled $565.3 million at December 31, 2005.

In the first quarter of 2005, the Company acquired eTrauma for approximately $50.0 million in cash plus certain transaction costs.  The acquisition of eTrauma was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's Consolidated Financial Statements from the date of the acquisition and did not materially impact the Company's reported operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the eTrauma acquisition.

The purchase price for eTrauma has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  Based on the preliminary purchase price allocation, $22.0 million was allocated to identifiable intangibles, to be amortized over their remaining lives of 5 to 8 years, and $31.6 million was allocated to goodwill.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and eTrauma.  In conjunction with the integration plan, the Company recorded additional purchase liabilities for severance and related costs of $0.3 million, which were included in the purchase price allocation.

            The Company had $491.2 million in cash and cash equivalents and $565.3 million in marketable securities at December 31, 2005.  The Company also had outstanding borrowings totaling $231.6 million at that date.  Current maturities of long-term debt at December 31, 2005 were $47.4 million.  The Company believes its cash on hand and marketable securities, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings; loaner instrumentation for surgical implants in support of new product launches; and required debt repayments.

In November 2005, the Company established a $1,000.0 million Unsecured Credit Facility, which replaced the previously outstanding $750.0 million Unsecured Credit Facility.  The new facility, which expires in November 2010, includes a senior term loan with an original principal amount of €190.0 million and a senior 5-year nonamortizing, revolving credit agreement with a maximum amount of $1,000.0 million, less any outstanding amount of the senior term loan.  A total of €190.0 million was drawn under the senior term loan to facilitate the repatriation of foreign earnings and remains outstanding at December 31, 2005.

            Should additional funds be required, the Company had $842.1 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $1,000.0 million Unsecured Credit Facility.  In addition, the Company had $200.0 million of eligible accounts receivable that could be sold through its accounts receivable securitization facility at December 31, 2005.

            The Company's future contractual obligations for agreements with initial terms greater than 1 year, including agreements to purchase materials in the normal course of business, are summarized as follows (in millions):

	Payment Period
	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$47.4	$48.2	$47.3	$47.3	$41.4	$0.0
Operating leases	51.2	42.9	35.4	26.0	17.1	48.4
Unconditional purchase obligations	165.7	0.0	0.0	0.0	0.0	0.0

            The Company's additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year

Unsecured revolving credit agreement and other lines of credit	$842.1	$112.8	$729.3

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

Inventory Reserves

The Company maintains reserves for excess and obsolete inventory resulting from the potential inability to sell its products at prices in excess of current carrying costs.  The markets in which the Company operates are highly competitive, with new products and surgical procedures being introduced on an ongoing basis.  Such marketplace changes may cause some of the Company's products to become obsolete.  The Company makes estimates regarding the future recoverability of the costs of these products and records a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends.  If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which could unfavorably affect future operating results.

Income Taxes

            The Company operates in multiple tax jurisdictions both inside and outside the United States.  Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions.  Tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and product royalty arrangements, may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different tax rates.  Because tax adjustments in certain jurisdictions can be significant, the Company records accruals representing management's best estimate of the probable resolution of these matters.  These income tax accruals are included within the income taxes liability in the consolidated balance sheets.  To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated probable outcome.

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

            At December 31, 2005, the Company had outstanding forward currency exchange contracts to purchase $131.6 million and sell $92.1 million of various currencies (principally United States dollars and euros) with maturities ranging principally from 30 to 180 days.  The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points.  A hypothetical 10% change in exchange rates for these currencies would change the December 31, 2005 fair value by approximately $0.2 million.  The Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of the counterparties.

            The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies that are deferred and recorded as a separate component of shareholders' equity.  For the year ended December 31, 2005, the weakening of foreign currencies relative to the U.S. dollar decreased the value of these investments in net assets, and the related deferred gain in shareholders' equity, by $192.9 million to $17.0 million.

The Company is partially self-insured for product liability claims and utilizes a wholly owned captive insurance company in the United States to manage its self-insured retention limits.  The captive insurance company provides insurance reserves for estimated liabilities for product claims incurred but not reported based on actuarially determined liabilities.  The actuarial valuations are based on historical information along with certain assumptions about future events.

In December 2003, the Company announced that it and its subsidiary Physiotherapy Associates, Inc., received a subpoena from the United States Attorney's Office in Boston, Massachusetts, in connection with a Department of Justice investigation of Physiotherapy Associates' billing and coding practices.  In March 2005, the Company announced that it received a subpoena from the United States Department of Justice requesting documents for the period January 2002 through the present relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  The Company is fully cooperating with the Department of Justice regarding these matters.

In December 2004, the FASB issued a revision to Statement No. 123, Share-Based Payment.  This revision supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  On April 14, 2005, the United States Securities and Exchange Commission adopted a new rule allowing companies to delay the required adoption date of the revised Statement to their first fiscal year beginning after June 15, 2005.  Based on this ruling, the Company will adopt the provisions of the revised Statement effective January 1, 2006 rather than July 1, 2005 as initially required by the revised Statement.  The revised Statement requires companies to recognize the cost of stock options based on the grant-date fair value determined under their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period.  The Company plans to adopt the provisions of the revised Statement using the modified-retrospective transition method provided in the revised Statement.  Under this method, the Company will restate all prior periods presented on a consistent basis, based on the pro forma expense previously disclosed under Statement No. 123.  As a result, the Company's net earnings for 2005, 2004 and 2003 will be reduced by $31.6 million, $25.7 million and $19.1 million, respectively, or $.08, $.06, and $.04 per diluted share, respectively.  The Company does not believe the adoption of the revised Statement will have a material impact on the trend of net earnings or net earnings per share.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in the Results of Operations and Other Matters sections of the Company's Management's Discussion and Analysis of Financial Condition on pages 25 through 31 and 34 through 35, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Stryker Corporation:

We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stryker Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan
February 3, 2006

CONSOLIDATED BALANCE SHEETS
Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	December 31
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$491.2	$349.4
Marketable securities	565.3	--
Accounts receivable, less allowance of $53.4 ($54.7 in 2004)	770.3	751.1
Inventories	563.5	552.5
Deferred income taxes	383.1	407.5
Prepaid expenses and other current assets	96.7	82.1
Total current assets	2,870.1	2,142.6

Property, Plant and Equipment
Land, buildings and improvements	559.4	471.9
Machinery and equipment	843.1	752.8
	1,402.5	1,224.7
Less allowance for depreciation	571.5	524.2
	831.0	700.5
Other Assets
Goodwill	513.2	506.3
Other intangibles, less accumulated amortization of $237.5 ($200.7 in 2004)	409.7	456.9
Loaner instrumentation, less accumulated amortization of $422.3 ($375.7 in 2004)	245.6	202.4
Deferred income taxes	42.7	38.6
Other	31.8	36.5
	1,243.0	1,240.7
	$4,944.1	$4,083.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$206.5	$214.5
Accrued compensation	252.9	244.0
Income taxes	207.3	187.0
Accrued expenses and other liabilities	534.7	458.7
Current maturities of long-term debt	47.4	9.3
Total current liabilities	1,248.8	1,113.5

Long-Term Debt, Excluding Current Maturities	184.2	0.7
Other Liabilities	259.3	217.6
Shareholders' Equity
Common stock, $.10 par value:
Authorized-1,000.0 shares
Outstanding-405.2 shares (402.5 in 2004)	40.5	40.3
Additional paid-in capital	279.5	218.1
Retained earnings	2,928.2	2,297.6
Deferred stock-based compensation	(1.6)	(2.3)
Accumulated other comprehensive gain	5.2	198.3
Total shareholders' equity	3,251.8	2,752.0
	$4,944.1	$4,083.8

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	December 31
	2005	2004	2003
Net sales	$4,871.5	$4,262.3	$3,625.3
Cost of sales	1,713.9	1,510.1	1,312.4
Gross profit	3,157.6	2,752.2	2,312.9

Research, development and engineering expenses	279.8	211.0	180.2
Selling, general and administrative expenses	1,814.3	1,652.2	1,416.0
Intangibles amortization	48.8	47.8	45.4
Purchased in-process research and development	15.9	120.8	--
	2,158.8	2,031.8	1,641.6
Operating income	998.8	720.4	671.3

Other income (expense)	4.5	(3.4)	(18.8)
Earnings before income taxes	1,003.3	717.0	652.5
Income taxes	328.1	251.3	199.0
Net earnings	$675.2	$465.7	$453.5

Net earnings per share of common stock:
Basic	$1.67	$1.16	$1.14
Diluted	$1.64	$1.14	$1.11

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

					Accumulated
		Additional		Deferred	Other
	Common	Paid-In	Retained	Stock-Based	Comprehensive
	Stock	Capital	Earnings	Compensation	Gain (Loss)	Total
Balances at January 1, 2003	$39.6	$100.9	$1,442.6	$0.0	$(84.9)	$1,498.2
Net earnings for 2003	--	--	453.5	--	--	453.5
Unrealized losses on securities of $0.4,
net of $0.1 income tax benefit	--	--	--	--	(0.3)	(0.3)
Unrealized gains related to cash flow hedges	--	--	--	--	9.2	9.2
Unfunded pension losses, net of $0.2
income tax benefit	--	--	--	--	(0.7)	(0.7)
Foreign currency translation adjustments	--	--	--	--	176.3	176.3
Comprehensive earnings for 2003	--	--	--	--	--	638.0
Issuance of 3.1 shares of common stock
under stock option and benefit plans,
including $35.7 income tax benefit	0.3	45.9	--	--	--	46.2
Issuance of 0.1 shares of restricted stock	--	3.4	--	(3.4)	--	0.0
Amortization of deferred stock-based
compensation	--	--	--	0.4	--	0.4
Cash dividend declared of $.07 per
share of common stock	--	--	(28.0)	--	--	(28.0)
Balances at December 31, 2003	39.9	150.2	1,868.1	(3.0)	99.6	2,154.8
Net earnings for 2004	--	--	465.7	--	--	465.7
Unrealized gains on securities of $0.4,
net of $0.1 income tax expense	--	--	--	--	0.3	0.3
Unfunded pension losses, net of $0.6
income tax benefit	--	--	--	--	(3.8)	(3.8)
Foreign currency translation adjustments	--	--	--	--	102.2	102.2
Comprehensive earnings for 2004	--	--	--	--	--	564.4
Issuance of 3.1 shares of common stock
under stock option and benefit plans,
including $39.8 income tax benefit	0.4	67.9	--	--	--	68.3
Amortization of deferred stock-based
compensation	--	--	--	0.7	--	0.7
Cash dividend declared of $.09 per share
of common stock	--	--	(36.2)	--	--	(36.2)
Balances at December 31, 2004	40.3	218.1	2,297.6	(2.3)	198.3	2,752.0
Net earnings for 2005	--	--	675.2	--	--	675.2
Unrealized gains on securities of $1.0,
net of $0.4 income tax expense	--	--	--	--	0.6	0.6
Unfunded pension losses, net of $1.2
income tax benefit	--	--	--	--	(0.8)	(0.8)
Foreign currency translation adjustments	--	--	--	--	(192.9)	(192.9)
Comprehensive earnings for 2005	--	--	--	--	--	482.1
Issuance of 2.7 shares of common stock
under stock option and benefit plans,
including $35.0 income tax benefit	0.2	61.4	--	--	--	61.6
Amortization of deferred stock-based
compensation	--	--	--	0.7	--	0.7
Cash dividend declared of $.11 per share
of common stock	--	--	(44.6)	--	--	(44.6)
Balances at December 31, 2005	$40.5	$279.5	$2,928.2	$(1.6)	$5.2	$3,251.8

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Stryker Corporation and Subsidiaries
(in millions)

	Years ended December 31
	2005	2004	2003
Operating Activities
Net earnings	$675.2	$465.7	$453.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	106.1	102.7	97.2
Amortization	183.8	148.2	132.5
Income tax benefit from exercise of stock options	35.0	39.8	35.7
Purchased in-process research and development	15.9	120.8	--
Payments of restructuring and acquisition-related liabilities	--	(3.8)	(14.7)
Provision for losses on accounts receivable	9.0	18.4	15.9
Deferred income tax expense (credit)	20.4	(65.5)	(32.9)
Other	7.8	10.2	8.7
Changes in operating assets and liabilities, net of
effects of acquisitions:
Proceeds from (reductions of) accounts receivable securitization	--	(150.0)	20.0
Accounts receivable	(71.1)	(93.5)	(75.9)
Inventories	(39.7)	(63.0)	(5.8)
Loaner instrumentation	(189.4)	(161.4)	(90.3)
Accounts payable	(2.5)	68.3	24.6
Payments of acquisition purchase liabilities	(1.6)	(0.2)	(0.8)
Accrued expenses	75.7	139.0	77.3
Income taxes	22.6	40.0	3.9
Other	16.6	(22.4)	(0.4)
Net cash provided by operating activities	863.8	593.3	648.5

Investing Activities
Acquisitions, net of cash acquired	(59.7)	(144.7)	(10.8)
Purchases of marketable securities	(1,543.4)	--	--
Proceeds from sales of marketable securities	968.4	--	--
Purchases of property, plant and equipment	(271.7)	(187.8)	(144.5)
Proceeds from sales of property, plant and equipment	3.4	8.5	3.7
Net cash used in investing activities	(903.0)	(324.0)	(151.6)

Financing Activities
Proceeds from borrowings	586.3	538.6	664.5
Payments on borrowings	(364.8)	(556.0)	(1,144.6)
Dividends paid	(36.2)	(28.0)	(23.7)
Proceeds from exercise of stock options	30.4	37.3	26.9
Other	(13.8)	18.7	0.6
Net cash provided by (used in) financing activities	201.9	10.6	(476.3)
Effect of exchange rate changes on cash and cash equivalents	(20.9)	3.6	7.5
Increase in cash and cash equivalents	141.8	283.5	28.1
Cash and cash equivalents at beginning of year	349.4	65.9	37.8
Cash and cash equivalents at end of year	$491.2	$349.4	$65.9

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
December 31, 2005

NOTE 1
SIGNIFICANT ACCOUNTING POLICIES

Business: Stryker Corporation (the "Company" or "Stryker") develops, manufactures and markets implants used in joint replacement, trauma, craniomaxillofacial and spinal surgeries; biologics; surgical, neurologic, ear, nose & throat and interventional pain equipment; endoscopic, surgical navigation, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  Stryker also provides outpatient physical therapy services in the United States.

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

Foreign Currency Translation: The functional currencies for substantially all of the Company's international affiliates are their local currencies.  Accordingly, the financial statements of these international affiliates are translated into United States dollars using current exchange rates for balance sheets and average exchange rates for statements of earnings and cash flows.  Unrealized translation adjustments are included in accumulated other comprehensive gain (loss) in shareholders' equity.  Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables or payables, are included in net earnings.

Cash Equivalents, Marketable Securities and Other Investments: Cash equivalents are highly liquid investments with a maturity of 3 months or less when purchased.  Marketable securities consist of marketable debt securities and certificates of deposit classified as available-for-sale.  Other investments, included within other assets in the consolidated balance sheets, consist of mutual funds, classified as trading, that are acquired to offset changes in certain liabilities related to deferred compensation arrangements and are expected to be used to settle these liabilities.  In 2004, other investments also included marketable equity securities classified as available-for-sale.

The Company's marketable securities and other investments are stated at fair value based on quoted market prices.  Adjustments to the fair value of marketable securities and other investments that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in shareholders' equity.  Adjustments to the fair value of other investments that are classified as trading are recorded in earnings as offsets to the related changes in liabilities under deferred compensation arrangements.  The amortized cost of marketable debt securities classified as available-for-sale is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method.

Such amortization is included in other income (expense).  In addition, interest and realized gains and losses are included in other income (expense).  The cost of securities sold is based on the specific identification method.

Accounts Receivable: Accounts receivable consists of trade and other miscellaneous receivables.  The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable.  The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends.

Accounts Receivable Securitization: The Company has an accounts receivable securitization facility pursuant to which certain subsidiaries of the Company sell, on an ongoing basis, all of their domestic accounts receivable to Stryker Funding Corporation (SFC), a wholly owned special-purpose subsidiary of the Company, which in turn may sell, without recourse, up to an aggregate of a $200.0 million undivided percentage ownership interest in such receivables to bank-administered multiseller commercial paper conduits.  Creditors of SFC have a claim to its assets before any equity becomes available to the Company.

There were no amounts of undivided percentage ownership interests in accounts receivable sold by SFC under the facility as of December 31, 2005 and 2004.  Accounts receivable sold are reflected in the consolidated balance sheet as reductions of accounts receivable in the period sold.  The amount of receivables available to be sold is subject to change monthly, based on the level of defined eligible receivables less defined customary reductions for servicing, dilution and loss reserves.  The Company's retained interest in accounts receivable held by SFC, which is in the form of a subordinated note, represents an overcollateralization of any undivided interest sold.  This retained interest totaled $347.1 million and $320.3 million at December 31, 2005 and 2004, respectively.  Discount expense associated with the securitization facility, including the conduit's financing cost of issuing its commercial paper, was $0.7 million in 2005, $1.3 million in 2004 and $2.6 million in 2003 and is included in selling, general and administrative expenses.

Inventories: Inventories are stated at the lower of cost or market.  Cost for approximately 80% of inventories is determined using the first-in, first-out (FIFO) cost method.  Cost for certain domestic inventories is determined using the last-in, first-out (LIFO) cost method.  The FIFO cost for all inventories approximates replacement cost.

The Company maintains reserves for excess and obsolete inventory resulting from the potential inability to sell its products at prices in excess of current carrying costs.  The markets in which the Company operates are highly competitive, with new products and surgical procedures being introduced on an ongoing basis.  Such marketplace changes may cause the Company's products to become obsolete.  The Company makes estimates regarding the future recoverability of the cost of these products and records a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends.

Property, Plant and Equipment: Property, plant and equipment is stated at cost.  Depreciation is computed by either the straight-line or declining-balance method over the estimated useful lives of 3 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets.  Other intangible assets include developed technology, which is amortized on a straight-line basis over 20 years, and customer relationships (which reflect expected continued customer patronage), trademarks and patents, which are amortized on a straight-line basis over 4 to 40 years (weighted average life of 14 years for other intangible assets).

Loaner Instrumentation: Loaner instrumentation represents the net book value of loaner instruments for surgical implants provided to customers by the Company.  Loaner instrumentation is amortized on a straight-line basis over a 3-year period.  Amortization expense for loaner instrumentation is included in selling, general and administrative expenses.

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

The Company operates in multiple tax jurisdictions both inside and outside the United States and tax authorities in these jurisdictions regularly perform audits of the Company's tax filings.  Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations.  Tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and product royalty arrangements, may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different tax rates.  Because tax adjustments in certain jurisdictions can be significant, the Company records accruals representing management's best estimate of the probable resolution of these matters.  These income tax accruals are included within the income taxes liability in the consolidated balance sheets.  To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated probable outcome.

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

Accumulated Other Comprehensive Gain (Loss): The components of accumulated other comprehensive gain (loss) are as follows (in millions):

			Foreign	Accumulated
	Unrealized	Unfunded	Currency	Other
	Gains (Losses)	Pension	Translation	Comprehensive
	on Securities	Losses	Adjustments	Gain (Loss)
Balances at January 1, 2004	$(1.0)	$(7.1)	$107.7	$99.6
Other comprehensive gain (loss) for 2004	0.3	(3.8)	102.2	98.7
Balances at December 31, 2004	(0.7)	(10.9)	209.9	198.3
Other comprehensive gain (loss) for 2005	0.6	(0.8)	(192.9)	(193.1)
Balances at December 31, 2005	$(0.1)	$(11.7)	$17.0	$5.2

Stock Options: At December 31, 2005, the Company has key employee and director stock option plans, which are described more fully in Note 8.  The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans.  Under Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the measurement date (date of grant).  Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share would have been as follows (in millions):

	2005	2004	2003
Net earnings:
As reported	$675.2	$465.7	$453.5
Deduct: Compensation expense --
fair value method	(31.6)	(25.7)	(19.1)
Pro forma	$643.6	$440.0	$434.4

Basic net earnings per share:
As reported	$1.67	$1.16	$1.14
Pro forma	$1.59	$1.10	$1.09

Diluted net earnings per share:
As reported	$1.64	$1.14	$1.11
Pro forma	$1.57	$1.08	$1.07

The weighted-average fair value per share of options granted during 2005, 2004 and 2003, estimated on the date of grant using the Black-Scholes option pricing model, was $17.45, $16.83 and $15.19, respectively.  The fair value of options granted was estimated on the date of grant using the following assumptions:

	2005	2004	2003
Risk-free interest rate	2.87%	1.94%	2.27%
Expected dividend yield	0.19%	0.19%	0.18%
Expected stock price volatility	30.7%	34.3%	35.8%
Expected option life	6.5 years	6.5 years	6.5 years

            In December 2004, the FASB issued a revision to Statement No. 123, Share-Based Payment.  This revision supersedes APB Opinion No. 25 and its related implementation guidance.  On April 14, 2005, the United States Securities and Exchange Commission adopted a new rule allowing companies to delay the required adoption date of the revised Statement to their first fiscal year beginning after June 15, 2005.  Based on this ruling, the Company will adopt the provisions of the revised Statement effective January 1, 2006 rather than July 1, 2005 as initially required by the revised Statement.  The revised Statement requires companies to recognize the cost of stock options based on the grant-date fair value determined under their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period.  The Company plans to adopt the provisions of the revised Statement using the modified-retrospective transition method provided in the revised Statement.  Under this method, the Company will restate all prior periods presented on a consistent basis, based on the pro forma expense previously disclosed under Statement No. 123.  The pro forma effect of adopting this Statement is disclosed above and is not expected to have a material impact on the trend of net earnings or net earnings per share.

Reclassifications: Certain prior year amounts have been reclassified to conform with the presentation used in 2005.

NOTE 2
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The following is a summary of the Company's investments (in millions):

		Gross
		Unrealized	Estimated
	Cost	Losses	Fair Value

At December 31, 2005:
Available-for-sale securities:
Marketable securities:
Municipal debt securities	$468.1	$(0.1)	$468.0
U.S. Government and Agency debt securities	89.3	--	89.3
Certificates of deposit	8.0	--	8.0
Total available-for-sale securities	565.4	(0.1)	565.3

Trading securities:
Mutual funds	26.1	--	26.1
Total investments	$591.5	$(0.1)	$591.4

At December 31, 2004:
Available-for-sale securities:
Equity securities	$2.6	$(1.1)	$1.5

Trading securities:
Mutual funds	25.3	--	25.3
Total investments	$27.9	$(1.1)	$26.8

            The net carrying value and estimated fair value of available-for-sale debt securities at December 31, 2005, by contractual maturity, are as follows (in millions):

		Estimated
	Cost	Fair Value
At December 31, 2005:
Due in one year or less	$74.9	$74.9
Due after on year through three years	187.6	187.5
Due after three years	294.9	294.9
	$557.4	$557.3

Interest income, which is included in other income (expense), totaled $13.3 million in 2005, $4.7 million in 2004 and $3.1 million in 2003.

            The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates.  These nonfunctional currency exposures relate principally to intercompany receivables and payables arising from intercompany purchases of manufactured products.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies.  All forward currency exchange contracts are marked-to-market each period with resulting gains (losses) included in other income (expense) in the consolidated statements of earnings.

            At December 31, 2005, the Company had outstanding forward currency exchange contracts to purchase $131.6 million and sell $92.1 million of various currencies (principally United States dollars and euros) with maturities ranging from 30 to 180 days.  At December 31, 2004, the Company had outstanding forward currency exchange contracts to purchase $137.7 million and sell $173.1 million of various currencies (principally United

States dollars and euros) with maturities ranging principally from 30 to 180 days.  The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points and is recorded as a component of accrued expenses and other liabilities in the consolidated balance sheets.  At December 31, 2005, the Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of the counterparties.

            From 1998 through 2003, the Company entered into interest rate swap agreements that effectively converted a portion of its variable-rate borrowings to a fixed-rate basis, thus reducing the impact of changes in interest rates on interest expense during that period.  The swap agreements fixed the Company's base rate on $250.0 million of its variable-rate borrowings during 2003 at an average rate of 5.58%.  Pursuant to FASB Statement No. 133, as amended, the Company recognized a gain of $9.2 million attributable to changes in the fair value of interest rate swap agreements as a component of accumulated other comprehensive gain (loss) in 2003.  Interest rate differentials paid as a result of interest rate swaps were recognized as an adjustment of interest expense related to the designated borrowings.

            Prior to 2004, the Company had used yen-denominated floating-rate borrowings to protect a portion of the value of its investment in its subsidiary in Japan.  All yen-denominated borrowings previously outstanding were fully repaid during 2003.  Realized and unrealized gains and losses from this hedge were not included in the consolidated statements of earnings, but were recorded as foreign currency translation adjustments within accumulated other comprehensive gain (loss) in shareholders' equity.  A net loss of $2.1 million attributable to the yen-denominated floating-rate borrowings hedge was recorded as a foreign currency translation adjustment in 2003.

NOTE 3
INVENTORIES

            Inventories are summarized as follows (in millions):

	December 31
	2005	2004
Finished goods	$414.9	$429.1
Work-in-process	65.4	53.4
Raw material	87.0	75.1
FIFO cost	567.3	557.6
Less LIFO reserve	3.8	5.1
	$563.5	$552.5

NOTE 4
ACQUISITIONS

            In the fourth quarter of 2005, the Company acquired, by merger, all of the outstanding stock of PlasmaSol Corp. (PlasmaSol), a private, development-stage company.  PlasmaSol is a developer of a technology that should allow Stryker to provide sterilization equipment for use with certain of its MedSurg Equipment products.  The cost of the transaction totaled approximately $17.5 million including an upfront cash payment plus the assumption of certain liabilities.  The results of operations for PlasmaSol are included in the Company's Consolidated Financial Statements from the date of the acquisition and did not materially impact the Company's reported operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the PlasmaSol acquisition.

            The purchase price has been allocated to assets acquired primarily for deferred tax assets associated with acquired net operating losses and purchased in-process research and development based on their estimated fair value at the date of acquisition.  The amount of the purchase price allocated to purchased in-process research and development resulted in a charge of $15.9 million, or $.04 per diluted share, against the Company's 2005 operating results.  At the date of acquisition, the sterilization technology acquired had not yet been approved for sale by the U.S. Food and Drug Administration (FDA) and, therefore, had not yet reached technological feasibility.  The amount written off as purchased in-process research and development was not deductible for income tax purposes in the United States.

In the first quarter of 2005, the Company acquired eTrauma.com Corp. (eTrauma) for approximately $50.0 million in cash plus certain transaction costs.  The acquisition expanded the Company's digital imaging equipment product offerings within its MedSurg Equipment segment by adding eTrauma's proprietary Picture Archive and Communications Systems (PACS) image management and viewing software.  The acquisition of eTrauma was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's Consolidated Financial Statements from the date of the acquisition and did not materially impact the Company's reported operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the eTrauma acquisition.

            The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  Based on the preliminary purchase price allocation, $22.0 million was allocated to identifiable intangibles, to be amortized over their remaining lives of 5 to 8 years, and $31.6 million was allocated to goodwill, which is not deductible for income tax purposes in the United States.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and eTrauma.  In conjunction with the integration plan, the Company recorded additional purchase liabilities for severance and related costs of $0.3 million, which were included in the purchase price allocation.

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

The purchase price has been allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.  The amount of the purchase price allocated to purchased in-process research and development resulted in a charge of $120.8 million, or $.29 per diluted share, against the Company's 2004 operating results.  At the date of the transaction, the spinal implant technologies acquired were in preliminary stages of clinical studies in the United States and had not yet reached technological feasibility.  The amount written off as purchased in-process research and development was not deductible for income tax purposes in the United States.

            Terms of the transaction also include potential milestone and royalty payments of up to an additional $240.0 million upon commercialization of SpineCore's products in the United States, which is not expected to occur before 2008.

NOTE 5
GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2005 and 2004 are as follows (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Balances as of January 1, 2004	$455.2	$18.4	$19.8	$493.4
Goodwill acquired	--	--	0.6	0.6
Foreign currency translation effects	14.2	0.4	--	14.6
Other	--	--	(2.3)	(2.3)
Balances as of December 31, 2004	469.4	18.8	18.1	506.3
Goodwill acquired	--	31.6	3.0	34.6
Foreign currency translation effects	(25.2)	(0.3)	--	(25.5)
Other	--	--	(2.2)	(2.2)
Balances as of December 31, 2005	$444.2	$50.1	$18.9	$513.2

In the fourth quarters of 2005, 2004 and 2003, the Company completed the required annual impairment tests of goodwill as prescribed by FASB Statement No. 142, Goodwill and Other Intangible Assets, and determined, in all instances, that recorded goodwill was not impaired and that no goodwill write-down was necessary.

            The following is a summary of the Company's other intangible assets (in millions):

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
At December 31, 2005:
Amortized intangible assets:
Developed technology	$244.9	$84.7	$160.2
Customer relationships	163.8	32.8	131.0
Patents	169.7	78.7	91.0
Trademarks	35.7	18.2	17.5
Other	33.1	23.1	10.0
	$647.2	$237.5	$409.7

At December 31, 2004:
Amortized intangible assets:
Developed technology	$248.8	$75.5	$173.3
Customer relationships	168.5	29.1	139.4
Patents	170.0	57.1	112.9
Trademarks	35.4	17.2	18.2
Other	34.9	21.8	13.1
	$657.6	$200.7	$456.9

The estimated amortization expense for each of the five succeeding years is as follows (in millions):

2006	$39.8
2007	$39.0
2008	$38.2
2009	$37.4
2010	$30.4

            In 2003, the Company recorded a $6.5 million charge related to a trademark impairment resulting from a branding initiative adopted by the Company in that period.  The branding initiative is intended to improve the Company's customers' and other stakeholders' overall awareness of Stryker's capabilities.  The charge reduced the book value of a trademark within the Orthopaedic Implants segment to its fair value as determined by using a discounted cash flow model.  The charge is included in intangibles amortization in the 2003 consolidated statement of earnings.

NOTE 6
RESTRUCTURING AND ACQUISITION-RELATED LIABILITIES

The following table provides a rollforward of remaining liabilities, included within accrued expenses and other liabilities in the consolidated balance sheets, associated with business acquisition purchase liabilities and restructuring and acquisition-related charges recorded by the Company in prior years (in millions):

			Facility
			Closures and
	Distributor	Severance &	Contractual
	Conversions	Related Costs	Obligations	Total
Balances at January 1, 2004	$2.7	$5.0	$0.3	$8.0
Payments	(0.2)	(3.8)	--	(4.0)
Adjustments	--	(1.2)	(0.3)	(1.5)
Balances at December 31, 2004	2.5	0.0	$0.0	2.5
Additions from business acquisition	--	0.3		0.3
Payments	(1.3)	(0.3)		(1.6)
Balances at December 31, 2005	$1.2	$0.0		$1.2

            During 2004, the Company reviewed its business acquisition purchase liabilities and determined certain of those obligations were no longer required.  These adjustments were reflected as reductions in other intangible assets in accordance with the purchase method of accounting.

NOTE 7
LONG-TERM DEBT

Long-term debt is summarized as follows (in millions):

            December 31

	2005	2004
Senior term loan	$224.8	$0.0
Other	6.8	10.0
	231.6	10.0
Less current maturities	47.4	9.3
	$184.2	$0.7

In November 2005, the Company established a $1,000.0 million Unsecured Credit Facility, which replaced the previously outstanding $750.0 million Unsecured Credit Facility.  The new facility, which expires in November 2010, includes a senior term loan with a principal amount of €190.0 million and a senior 5-year nonamortizing, revolving credit agreement with a maximum amount of $1,000.0 million, less any outstanding amount under the senior term loan.  The Company may increase the credit facility maximum limit in $100.0 million increments up to an additional $500.0 million upon acceptance by the existing lender group or additional lenders.  A total of €190.0 million was drawn under the senior term loan to facilitate the repatriation of foreign earnings and remains outstanding at December 31, 2005.

The Unsecured Credit Facility requires a facility fee ranging from 0.04% to 0.15% on the aggregate commitment of the credit facility, depending on the Company's debt rating.  The credit facility includes a $500.0 million multicurrency sublimit, under which yen and euro can be borrowed, a $100.0 million swing line sublimit and a $100.0 million letter of credit sublimit.  The credit facility bears interest at a base rate, as defined, plus an applicable margin ranging from 0.12% to 0.475%, depending on the Company's debt rating.  The senior term loan bears interest at a base rate, as defined, plus an applicable margin ranging from 0.16% to 0.625%, depending on the Company's debt rating.

During 2005, the weighted average interest rate, excluding required fees, for all borrowings under the current and previously existing credit and term loan facilities was 2.7%.  The Unsecured Credit Facility requires the Company to comply with certain financial and other covenants.  The Company was in compliance with all covenants at December 31, 2005.  In addition to the Unsecured Credit Facility, the Company has lines of credit, issued by various financial institutions, available to fund the Company's day-to-day operating needs.

Maturities of debt for the five years succeeding 2005 are: 2006 - $47.4 million; 2007 - $48.2 million; 2008 - $47.3 million; 2009 - $47.3 million; and 2010 - $41.4 million.

            The carrying amounts of the Company's long-term debt approximate their fair values, based on the quoted interest rates for similar types and amounts of borrowing agreements.

            Interest paid on debt, including required fees, was $8.1 million in 2005, $6.0 million in 2004 and $22.9 million in 2003; these amounts approximate interest expense, which is included in other income (expense).

NOTE 8

CAPITAL STOCK

On April 20, 2004, the Company's shareholders approved an amendment to Section A of Article III of the Company's Restated Articles of Incorporation to increase its authorized shares of common stock to 1 billion from 500 million shares.

On April 20, 2004, the Company's Board of Directors approved a two-for-one stock split, effective May 14, 2004, for shareholders of record on May 3, 2004.  All share and per share data have been adjusted to reflect the stock split as though it had occurred at the beginning of all periods presented.

The Company has key employee and director stock option plans under which options are granted at an exercise price not less than fair market value of the underlying common stock at the date of grant.  The options are granted for periods of up to 10 years and become exercisable in varying installments.  A summary of stock option activity follows (in millions, except per share amounts):

		Weighted-Average
	Shares	Exercise Price
Options outstanding at January 1, 2003	24.7	$15.22
Granted	3.8	38.83
Canceled	(0.4)	21.16
Exercised	(3.5)	7.78
Options outstanding at December 31, 2003	24.6	19.79
Granted	3.3	45.23
Canceled	(0.7)	29.14
Exercised	(3.2)	11.61
Options outstanding at December 31, 2004	24.0	24.17
Granted	3.4	48.27
Canceled	(0.4)	37.37
Exercised	(2.8)	11.33
Options outstanding at December 31, 2005	24.2	$28.78

Price range $5.50 - $10.00	1.8	$7.46
Price range $10.01 - $15.00	2.5	12.14
Price range $15.01 - $20.00	3.7	16.21
Price range $20.01 - $25.00	2.9	23.30
Price range $25.01 - $30.00	3.4	26.45
Price range $30.01 - $40.00	3.4	38.83
Price range $40.01 - $48.27	6.5	46.80
Options outstanding at December 31, 2005	24.2	$28.78

Options outstanding at December 31, 2005 had a weighted-average remaining contractual life of 6.1 years.  Options reserved for future grants were 10.1 million and 13.1 million at December 31, 2005 and 2004, respectively.

Exercise prices for options outstanding as of December 31, 2005 ranged from $5.50 to $48.27.  A summary of shares exercisable follows (in millions, except per share amounts):

		Weighted-Average
	Shares	Exercise Price
Price range $5.50 - $10.00	1.8	$7.46
Price range $10.01 - $15.00	2.5	12.14
Price range $15.01 - $20.00	3.7	16.21
Price range $20.01 - $25.00	2.4	23.29
Price range $25.01 - $30.00	2.0	26.45
Price range $30.01 - $40.00	1.4	38.83
Price range $40.01 - $48.27	0.6	45.28
Shares exercisable at December 31, 2005	14.4	$20.45

The Company has 0.5 million authorized shares of $1 par value preferred stock, none of which is outstanding.

During the second quarter of 2003, the Company issued 0.1 million shares of restricted stock to its newly appointed President and Chief Operating Officer.  The stock vests ratably on the first five anniversary dates of the grant, provided that the recipient is still employed by the Company.  The aggregate market value of the restricted stock at the date of issuance of $3.4 million, as measured at the quoted price of the Company's common stock, has been recorded as deferred stock-based compensation, a separate component of shareholders' equity, and is being amortized over the 5-year vesting period.

NOTE 9
NET EARNINGS PER SHARE

           The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	2005	2004	2003
Net earnings	$675.2	$465.7	$453.5

Weighted-average shares outstanding for basic
net earnings per share	403.7	401.2	397.8
Effect of dilutive employee stock options	7.9	9.1	9.0
Adjusted weighted-average shares outstanding
for diluted net earnings per share	411.6	410.3	406.8

Net earnings per share of common stock:
Basic	$1.67	$1.16	$1.14
Diluted	$1.64	$1.14	$1.11

            Options to purchase 3.4 million shares of common stock were outstanding during the second quarter of 2005, and 6.5 million during the fourth quarter of 2005, but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.

NOTE 10
RETIREMENT PLANS

Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  All of the defined benefit plans have projected benefit obligations in excess of plan assets.  The Company uses a December 31 measurement date for the determination of plan obligations and funded status of its plans.  A summary of the information related to all of the Company's defined benefit plans is as follows (in millions):

	December 31
	2005	2004
Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$145.3	$114.9
Service cost	8.6	7.0
Interest cost	6.4	5.9
Foreign exchange impact	(14.1)	7.4
Employee contributions	0.6	0.6
Actuarial losses	15.1	13.7
Benefits paid	(5.1)	(4.2)
Projected benefit obligations at end of year	156.8	145.3
Change in plan assets:
Fair value of plan assets at beginning of year	78.7	64.9
Actual return	10.3	5.6
Employer contributions	13.2	7.8
Employee contributions	0.6	0.6
Foreign exchange impact	(6.7)	3.5
Benefits paid	(4.5)	(3.7)
Fair value of plan assets at end of year	91.6	78.7
Amount underfunded	(65.2)	(66.6)
Unrecognized net actuarial loss	37.7	32.0
Unrecognized transition amount	0.4	0.6
Unrecognized prior service cost	0.7	0.9
Net amount recognized in consolidated balance sheets	$(26.4)	$(33.1)

Weighted-average assumptions as of December 31:
Discount rate	4.3%	4.7%
Expected return on plan assets	6.3%	6.4%
Rate of compensation increase	3.1%	3.1%

The components of the amounts recognized in the consolidated balance sheets are as follows (in millions):

	December 31
	2005	2004
Prepaid benefit cost	$1.1	$1.2
Accrued benefit liability	(27.5)	(34.3)
Additional minimum liability	(17.5)	(15.6)
Intangible asset	0.4	0.5
Accumulated other comprehensive loss	17.1	15.1
Net amount recognized	$(26.4)	$(33.1)

The accumulated benefit obligation for all of the defined benefit plans was $133.6 million and $124.2 million as of December 31, 2005 and 2004, respectively.  Pension plans with an accumulated benefit obligation in excess of plan assets had projected benefit obligations, accumulated benefit obligations and fair value of plan assets of $129.1 million, $112.6 million and $68.4 million, respectively, as of December 31, 2005 and $118.9 million, $104.1 million and $58.0 million, respectively, as of December 31, 2004.

The components of net periodic benefit cost are as follows (in millions):

	2005	2004	2003
Service cost	$8.8	$6.6	$5.7
Interest cost	6.3	5.6	4.9
Expected return on plan assets	(5.1)	(4.1)	(3.0)
Amortization of transition amounts and
prior service cost	0.2	0.2	0.3
Recognized actuarial loss	0.9	0.5	0.6
Net periodic benefit cost	$11.1	$8.8	$8.5

The Company has assumed an average long-term expected return on defined benefit plan assets of 6.3% as of December 31, 2005.  The expected return is determined by applying the target allocation in each asset category of plan investments to the anticipated return for each asset category based on historical and projected returns.

The weighted-average allocation of plan assets by asset category is as follows:

	December 31
	2005	2004
Equity securities	65%	62%
Debt securities	30	28
Other	5	10
	100%	100%

The investment strategy for the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.  Reflected below are target investment allocation ranges for the plans at December 31, 2005:

	Low		High
Equity Securities	51%	-	72%
Debt securities	24	-	43
Other	1	-	16

The Company anticipates contributing approximately $9.2 million to its defined benefit plans in 2006.

The following estimated future benefit payments, which reflect expected future service as appropriate, are expected to be paid in the years indicated (in millions):

	2006	2007	2008	2009	2010	2011-2015
Expected benefit payments	$3.9	$4.1	$4.4	$5.1	$5.5	$33.7

Retirement plan expense under the Company's defined contribution retirement plans totaled $64.5 million in 2005, $61.1 million in 2004 and $55.5 million in 2003.  A portion of the Company's retirement plan expenses was funded with Stryker common stock totaling $6.3 million in 2005, $5.4 million in 2004 and $4.8 million in 2003.  The use of Stryker common stock represents a noncash operating activity that is not reflected in the consolidated statements of cash flows.  The amount of Stryker common stock held by the Company's defined contribution retirement plans totaled $71.2 million (approximately 1.6 million shares) and $78.4 million (approximately 1.6 million shares) as of December 31, 2005 and 2004, respectively.  The value of Stryker common stock as a percentage of total defined contribution retirement plan assets was 13% as of December 31, 2005 and 17% as of December 31, 2004.

NOTE 11
INCOME TAXES

            In the fourth quarter of 2004, the President of the United States signed the American Jobs Creation Act (the Act).  The Act provided a temporary incentive for United States companies to repatriate accumulated income earned in foreign jurisdictions by providing an 85% dividends-received deduction for certain dividends from controlled corporations.

In the third quarter of 2005, the Company's Board of Directors approved a plan to repatriate $722 million of foreign earnings under the provisions of the Act.  The repatriation plan was completed in the fourth quarter of 2005, and the Company recorded a charge of $27.4 million, or $.07 per diluted share, to recognize the income tax expense and related liability in the United States associated with the repatriation.  The repatriated funds have been invested pursuant to an approved Domestic Reinvestment Plan that conforms to the Act.

Earnings before income taxes consist of the following (in millions):

	2005	2004	2003
United States operations	$409.3	$233.3	$258.4
Foreign operations	594.0	483.7	394.1
	$1,003.3	$717.0	$652.5

The components of the provision for income taxes follow (in millions):

	2005	2004	2003
Current income tax expense:
Federal	$177.6	$157.0	$99.8
State	27.3	17.9	20.5
Foreign	102.8	141.9	111.6
	307.7	316.8	231.9
Deferred income tax expense (credit)	20.4	(65.5)	(32.9)
	$328.1	$251.3	$199.0

A reconciliation of the United States statutory income tax rate to the Company's effective income tax rate follows:

	2005	2004	2003
United States statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State taxes, less effect of federal deduction	2.4	1.8	1.4
Tax benefit relating to operations in Ireland and Puerto Rico	(9.3)	(9.3)	(8.2)
Nondeductible purchased in-process research and development	0.6	5.9	--
Nondeductible permanent differences	1.8	2.8	1.3
United States income taxes on repatriation of foreign earnings	2.7	--	--
Foreign income taxes at rates different from the United States statutory rate	0.5	(0.7)	1.9
Other	(1.0)	(0.5)	(0.9)
	32.7%	35.0%	30.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  The tax effect of significant temporary differences, which comprise the Company's deferred income tax assets and liabilities, is as follows (in millions):

	December 31
	2005	2004
Deferred income tax assets:
Inventories	$255.5	$280.3
Accounts receivable and other assets	20.7	14.6
Other accrued expenses	87.8	82.3
Depreciation and amortization	24.2	19.2
State taxes	15.0	16.0
Net operating loss carryforwards	16.2	14.8
Other	17.6	20.4
Total deferred income tax assets	437.0	447.6
Less valuation allowance	(11.2)	(1.5)
Total deferred income tax assets after valuation allowances	425.8	446.1
Deferred income tax liabilities:
Depreciation and amortization	(118.5)	(104.8)
Other accrued expenses	(11.6)	(11.9)
Other	(10.5)	(15.9)
Total deferred income tax liabilities	(140.6)	(132.6)
Total net deferred income tax assets	$285.2	$313.5

Net operating loss carryforwards totaling approximately $39.7 million at December 31, 2005 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries.

Deferred income tax assets and liabilities are included in the consolidated balance sheets as follows (in millions):

	December 31
	2005	2004
Current assets -- Deferred income taxes	$383.1	$407.5

Noncurrent assets -- Deferred income taxes

	42.7	38.6
Current liabilities -- Accrued expenses and other liabilities	(35.8)	(46.2)
Noncurrent liabilities -- Other liabilities	(104.8)	(86.4)
Total net deferred income tax assets	$285.2	$313.5

At December 31, 2005, tax authorities in several tax jurisdictions both inside and outside the United States were conducting routine audits of the Company's income tax returns filed in prior years.  These audits are generally designed to determine if individual tax authorities are in agreement with the Company's interpretations of complex income tax regulations regarding the allocation of income to the various tax jurisdictions.  During 2005, the Company did not reach resolution on any significant outstanding tax audit and, therefore, increased its income tax accruals related to the Company's best estimate of the probable resolution of these tax positions by approximately $65.0 million.

No provision has been made for United States federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings ($1,165.0 million at December 31, 2005) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely.  Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Total income taxes paid, net of refunds received, were $247.8 million in 2005, $235.8 million in 2004 and $189.5 million in 2003.

NOTE 12
SEGMENT AND GEOGRAPHIC DATA

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, spinal and micro implant systems; bone cement; and the bone growth factor OP-1.  The MedSurg Equipment segment sells surgical equipment; surgical navigation systems; endoscopic, communications, and digital imaging systems; as well as patient handling and emergency medical equipment.  The Other category includes Physical Therapy Services and corporate administration, interest expense and interest income.

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

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company measures the financial results of its reportable segments using an internal performance measure that excludes the additional income taxes on the repatriation of foreign earnings recognized in 2005 and the purchased in-process research and development charges recognized in 2005 and 2004.  Identifiable assets are those assets used exclusively in the operations of each business segment or are allocated when used jointly.  Corporate assets are principally cash and cash equivalents; marketable securities; and property, plant and equipment.

Sales and other financial information by business segment follows (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Year ended December 31, 2005
Net sales	$2,855.1	$1,753.8	$262.6	$4,871.5
Interest income	--	--	13.3	13.3
Interest expense	--	--	7.7	7.7
Depreciation and amortization expense	230.0	49.6	10.3	289.9
Income taxes (credit)	206.5	101.5	(7.3)	300.7
Segment net earnings (loss)	464.2	273.2	(18.9)	718.5
Less purchased in-process research and development				15.9
Less income taxes on repatriation of foreign earnings				27.4
Net earnings				675.2
Total assets	2,988.8	874.7	1,080.6	4,944.1
Capital expenditures	183.5	69.9	18.3	271.7

Year ended December 31, 2004
Net sales	2,562.5	1,454.9	244.9	4,262.3
Interest income	--	--	4.7	4.7
Interest expense	--	--	6.8	6.8
Depreciation and amortization expense	196.1	40.0	14.8	250.9
Income taxes (credit)	192.8	76.8	(18.3)	251.3
Segment net earnings (loss)	414.6	204.4	(32.5)	586.5
Less purchased in-process research and development				120.8
Net earnings				465.7
Total assets	2,906.0	698.4	479.4	4,083.8
Capital expenditures	127.9	52.1	7.8	187.8

Year ended December 31, 2003
Net sales	2,192.5	1,209.8	223.0	3,625.3
Interest income	--	--	3.1	3.1
Interest expense	--	--	22.6	22.6
Depreciation and amortization expense	188.8	33.7	7.2	229.7
Income taxes (credit)	143.8	68.1	(12.9)	199.0
Segment net earnings (loss)	298.7	177.8	(23.0)	453.5
Total assets	2,475.6	544.9	138.6	3,159.1
Capital expenditures	106.8	33.1	4.6	144.5

The Company's principal areas of operation outside of the United States are Japan and Europe.  The Company also has operations in the Pacific region, Canada, Latin America and the Middle East.  Geographic information follows (in millions):

	Net	Long-Lived
	Sales	Assets
Year ended December 31, 2005
United States	$3,165.6	$1,059.7
Europe	891.1	788.0
Japan	380.1	99.0
Other foreign countries	434.7	84.6
	$4,871.5	$2,031.3

Year ended December 31, 2004
United States	$2,753.0	$1,038.6
Europe	780.2	695.0
Japan	351.5	112.3
Other foreign countries	377.6	56.7
	$4,262.3	$1,902.6

Year ended December 31, 2003
United States	$2,333.4	$942.9
Europe	658.1	639.8
Japan	318.5	106.5
Other foreign countries	315.3	46.2
	$3,625.3	$1,735.4

NOTE 13
LEASES

The Company leases various manufacturing and office facilities and equipment under operating leases.  Future minimum lease commitments under these leases are as follows (in millions):

2006	$51.2
2007	42.9
2008	35.4
2009	26.0
2010	17.1
Thereafter	48.4
$221.0

Rent expense totaled $85.3 million in 2005, $79.9 million in 2004 and $72.0 million in 2003.

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

In December 2003, the Company announced that its subsidiary Physiotherapy Associates, Inc., and Stryker received a subpoena from the United States Attorney's Office in Boston, Massachusetts, in connection with a Department of Justice investigation of Physiotherapy Associates' billing and coding practices.  In March 2005, the Company announced that it received a subpoena from the United States Department of Justice requesting documents relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  The Company is fully cooperating with the Department of Justice regarding these matters.

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

SUMMARY OF QUARTERLY DATA (UNAUDITED)
Stryker Corporation and Subsidiaries
(in millions, except per share data)

	2005 Quarter Ended				2004 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Net sales	$1,202.5	$1,218.6	$1,171.9	$1,278.5	$1,035.1	$1,043.0	$1,028.7	$1,155.5

Gross profit	773.4	796.4	756.4	831.4	666.9	678.3	663.6	743.4

Earnings before
income taxes	245.6	261.4	231.8	264.5	194.1	218.2	72.4	232.3

Net earnings	173.1	184.3	132.1	185.7	135.9	152.7	14.4	162.7

Net earnings per share
of common stock:
Basic	.43	.46	.33	.46	.34	.38	.04	.40
Diluted	.42	.45	.32	.45	.33	.37	.04	.40

Market price of
common stock:
High	52.64	50.95	56.32	49.74	47.20	55.94	57.66	48.81
Low	43.00	43.51	46.80	39.74	41.77	44.21	43.71	40.30

The price quotations reported above were supplied by the New York Stock Exchange.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

            Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (the Certifying Officers).  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There was no change to the Company's internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting - The management of Stryker Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Stryker Corporation's internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

            Stryker Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 under the supervision and with the participation of the Certifying Officers.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective.

            Stryker Corporation's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting.  This report appears on the following page.

            Other Matters - The Company has begun the process of implementing new Enterprise Resource Planning (ERP) systems at certain of its divisions.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting.  During the first quarter of 2006, the Company's Orthopaedics and Spine divisions began to transition to their new ERP systems.  The Company anticipates its Endoscopy division will begin to transition to its new ERP system in the third quarter of 2006.  In connection with these ERP system implementations, the Company will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  The Company does not believe that these ERP system implementations will have an adverse effect on the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Stryker Corporation:

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Stryker Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

            In our opinion, management's assessment that Stryker Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan

February 3, 2006

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company and certain corporate governance matters appearing under the captions "Election of Directors," "Audit Committee" and "Miscellaneous - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2006 proxy statement is incorporated herein by reference.

Information regarding the executive officers of the Company appears below.  All officers are elected annually.  Reported ages are as of January 31, 2006.

Stephen P. MacMillan, age 42, was appointed President and Chief Operating Officer of the Company in June 2003 and Chief Executive Officer as of January 1, 2005.  Prior to joining the Company, he was most recently Sector Vice President, Global Specialty Operations for Pharmacia Corporation, which he joined in 1999.  Prior to Pharmacia, he spent 11 years at Johnson & Johnson ("J&J"), most recently as President of Johnson & Johnson-Merck Consumer Pharmaceuticals, a joint venture between J&J and Merck.  Prior to joining J&J, he held various marketing positions at Procter & Gamble.

Dean H. Bergy, age 46, was appointed Vice President and Chief Financial Officer in January 2003 and was the Vice President, Finance of the Company since October 1998.  He had previously been Vice President, Finance of the Stryker Medical division since October 1996 and Controller of the Company from June 1994.  Prior to joining the Company in June 1994, he was a Senior Manager with Ernst & Young LLP.

            Curtis E. Hall, age 49, was appointed Vice President and General Counsel of the Company in June, 2004.  He had previously been General Counsel for the Company since 1994.  Prior to joining the Company, he was a partner in the Michigan law firm of Miller, Canfield, Paddock and Stone, an Assistant United States Attorney in Washington, D.C., and an Assistant District Attorney in New York City.

            Stephen Si Johnson, age 49, was appointed Vice President of the Company in February 2000 and was appointed Group President, MedSurg in September 1999.  He had previously been President of Stryker Instruments since 1995.  After joining the Company in 1980 he held various sales and marketing positions in the MedSurg Group and was appointed General Manager of Stryker Instruments in 1992 and Executive Vice President of Stryker Instruments in 1994.

            James E. Kemler, age 48, was appointed Vice President of the Company and Group President, Stryker Biotech, Spine, Osteosynthesis and Development in August 2001.  He had previously been President of Stryker Biotech since 1996 and General Manager of Stryker Biotech since October 1995.  Prior to joining the Company in October 1995, he spent 11 years with Baxter International Inc. in a variety of marketing, manufacturing and financial management positions, which included three years in Baxter's German subsidiary.

            Michael W. Rude, age 44, was appointed Vice President, Human Resources of the Company in July 2000.  Prior to joining the Company, he served as Vice President of Human Resources for the SCIMED Division of Boston Scientific Corporation.  Prior to that he held various positions as Vice President, Human Resources within The Dun & Bradstreet Corporation and spent eight years in various Human Resources positions at Baxter International, Inc.

            Thomas R. Winkel, age 53, was appointed Vice President, Administration of the Company in December 1998 and Secretary of the Company in February 2005.  He has been a Vice President of the Company since December 1984.  He had previously been President of Stryker Americas/Middle East since March 1992 and Vice President, Administration since June 1987.  Since joining the Company in October 1978, he has held various other positions, including Assistant Controller and Controller.

The Corporate Governance Guidelines adopted by the Company's Board of Directors, as well as the charters of each of the Audit Committee, the Governance and Nominating Committee, the Compensation Committee and the Stock Option Committee and the Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions is available under the "For Investors - Corporate Governance" section of the Company's website at www.stryker.com.  Print copies of such documents are available upon written request sent to the Secretary of the Company at 2725 Fairfield Road, Kalamazoo, Michigan 49002.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of the management of the Company appearing under the captions "Director Compensation" and "Executive Compensation - General" in the 2006 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions "Beneficial Ownership of More than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the 2006 proxy statement is incorporated herein by reference.

At December 31, 2005, the Company had key employee and director stock option plans under which options are granted at a price not less than fair market value at the date of grant.  These stock option plans were previously submitted to and approved by the Company's shareholders.  Additional information regarding the Company's stock option plans appear in "Note 1 - Significant Accounting Polices" and "Note 8 - Capital Stock" on pages 41 through 44 and pages 50 through 52 of this report, respectively.  At December 31, 2005, the Company also had a stock performance incentive award program pursuant to which shares of the Company's Common Stock have been and may be issued to certain employees with respect to performance in any calendar year through December 31, 2012.  This performance incentive award program was previously submitted to and approved by the Company's shareholders.  The status of these plans as of December 31, 2005 follows:

Number of shares of Common
	Number of shares of Common	Weighted-average	Stock remaining available for
	Stock to be issued upon	exercise price of	future issuance under equity
	exercise of outstanding options,	outstanding options,	compensation plans (excluding
Plan category	warrants and rights	warrants and rights	shares reflected in the first column)

Equity
compensation
plans approved
by shareholders	24,222,620	$28.78	11,006,162

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Executive Compensation - Transactions with Executive Officer" in the 2006 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption "Ratification of Independent Auditors - Relationship with E&Y" in the 2006 proxy statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are set forth in Part II,
Item 8 of this report.

Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(a) 2.	Financial Statement Schedules

The consolidated financial statement schedule (Schedule II) of the Company and its subsidiaries has been submitted as a separate section of this report following the signature page. All other schedules for which
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

The consolidated financial statement schedule (Schedule II) of the Company and its subsidiaries has been submitted as a separate section of this report following the signature page. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYKER CORPORATION

Date: March 6, 2006	/s/ DEAN H. BERGY

Dean H. Bergy, Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHEN P. MACMILLAN	/s/ DEAN H. BERGY
Stephen P. MacMillan, President,	Dean H. Bergy, Vice President and
Chief Executive Officer and Director	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ JOHN W. BROWN	/s/ JEROME H. GROSSMAN
John W. Brown - Chairman	Jerome H. Grossman, M.D. - Director

/s/ HOWARD E. COX, JR.	/s/ WILLIAM U. PARFET
Howard E. Cox, Jr. - Director	William U. Parfet - Director

/s/ DONALD M. ENGELMAN	/s/ RONDA E. STRYKER
Donald M. Engelman, Ph.D. - Director	Ronda E. Stryker - Director

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
STRYKER CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F

		Additions	Deductions

	Balance at	Charged to			Balance
	Beginning	Costs &			at End
Description	of Period	Expenses	Describe (a)	Describe (b)	of Period

DEDUCTED FROM ASSET ACCOUNTS

Allowance for Doubtful Accounts
(in millions):
Year ended December 31, 2005	$54.7	$9.0	$8.3	$2.0	$53.4
Year ended December 31, 2004	$48.9	$18.4	$13.9	$(1.3)	$54.7
Year ended December 31, 2003	$43.7	$15.9	$12.8	$(2.1)	$48.9

(a)  Uncollectible amounts written off, net of recoveries.
(b)  Effect of changes in foreign exchange rates.

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
(i)	Form of $1 billion Five-Year Credit Agreement, dated as of November 18, 2005, among the Company and the Agents and other Lenders party thereto - Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated November 23, 2005 (Commission File No. 0-9165).

Exhibit 10 -	Material contracts
(i)*	2006 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.1 to the Company's
Form 8-K dated February 9, 2006 (Commission File No. 0-9165).
(ii)*	1998 Stock Option Plan (as Amended Effective February 7, 2006) - Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated February 9, 2006 (Commission File No. 0-9165).
(iii)*	Supplemental Savings and Retirement Plan (as Amended Effective January 1, 1996) -
Incorporated by reference to Exhibit 10(iii) to the Company's Form 10-K for the
year ended December 31, 1994 (Commission File No.0-9165).
(iv)*	Employment contract dated as of April 22, 2003 between Stryker Corporation and Stephen P.
MacMillan - Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 0-9165).
(v)*	Restricted stock agreement made as of June 1, 2003 by Stryker Corporation with Stephen P.
MacMillan - Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 0-9165).
(vi)*	Stock option agreement relating to special stock option award to Stephen P. MacMillan pursuant to the 1998 Stock Option Plan on February 7, 2006 - Incorporated by reference to
Exhibit 10.3 to the Company's Form 8-K dated February 9, 2006 (Commission File No. 0-9165).
(vii)*	Description of bonus arrangements between the Company and certain executive officers, including Messrs. Bergy, Johnson, Kemler, and MacMillan.

Exhibit 11 -	Statement re: computation of per share earnings
(i)	"Note 9 - Net Earnings per Share" on page 51 of this report.

Exhibit 21 -	Subsidiaries of the registrant
(i)	List of Subsidiaries.

Exhibit 23 -	Consents of experts and counsel
(i)	Consent of Independent Registered Public Accounting Firm.

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation.
(ii)	Certification of Principal Financial Officer of Stryker Corporation.

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation.
(ii)	Certification by Chief Financial Officer of Stryker Corporation.
*compensation arrangement