Form 10-Q
period 2006-03-31
STRYKER CORP
filed 2006-05-03
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

YES [  ]         NO [X]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

406,137,562 shares of Common Stock, $.10 par value, as of March 31, 2006.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	March 31	December 31
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$198.4	$491.2
Marketable securities	675.7	565.3
Accounts receivable, less allowance of $52.8 ($53.4 in 2005)	841.8	770.3
Inventories	595.6	563.5
Deferred income taxes	392.9	383.1
Prepaid expenses and other current assets	117.0	96.7
Total current assets	2,821.4	2,870.1

Property, Plant and Equipment, less allowance for depreciation of $601.4 ($571.5 in 2005)	857.6	831.0

Other Assets
Goodwill	515.3	513.2
Other intangibles, less accumulated amortization of $248.9 ($237.5 in 2005)	402.2	409.7
Loaner instrumentation, less accumulated amortization of $449.4 ($422.3 in 2005)	265.0	245.6
Deferred income taxes	97.0	91.1
Other	35.7	31.8
	1,315.2	1,291.4
	$4,994.2	$4,992.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$202.1	$206.5
Accrued compensation	182.0	252.9
Income taxes	239.1	207.3
Accrued expenses and other liabilities	472.4	534.7
Current maturities of long-term debt	37.8	47.4
Total current liabilities	1,133.4	1,248.8

Long-Term Debt, excluding current maturities	99.6	184.2
Other Liabilities	272.6	259.3
Shareholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding - 406.1 shares (405.2 in 2005)	40.6	40.5
Additional paid-in capital	489.4	452.0
Retained earnings	2,950.0	2,802.5
Accumulated other comprehensive gain	8.6	5.2
Total shareholders' equity	3,488.6	3,300.2
	$4,994.2	$4,992.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended
	March 31
	2006	2005
Net sales	$1,320.9	$1,202.5
Cost of sales	452.9	430.0
Gross profit	868.0	772.5

Research, development and engineering expenses	77.1	61.6
Selling, general and administrative expenses	505.7	458.1
Intangibles amortization	10.4	16.4
Purchased in-process research and development	52.7	--
	645.9	536.1
Operating income	222.1	236.4
Other income (expense)	5.2	(0.6)
Earnings before income taxes	227.3	235.8
Income taxes	79.8	69.1
Net earnings	$147.5	$166.7

Net earnings per share of common stock:
Basic	$.36	$.41
Diluted	$.36	$.41

Average outstanding shares for the period:
Basic	405.7	402.8
Diluted	411.3	410.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2006	$40.5	$452.0	$2,802.5	$5.2	$3,300.2

Net earnings	--	--	147.5	--	147.5
Unrealized losses on securities	--	--	--	(1.7)	(1.7)
Unfunded pension losses	--	--	--	(0.1)	(0.1)
Foreign currency translation adjustments	--	--	--	5.2	5.2
Comprehensive earnings for the three
months ended March 31, 2006					150.9
Issuance of 1.0 shares of common stock
under stock option and benefit plans,
including $9.9 excess income tax benefit	0.1	22.4	--	--	22.5
Share-based compensation	--	15.0	--	--	15.0
Balances at March 31, 2006	$40.6	$489.4	$2,950.0	$8.6	$3,488.6

See accompanying notes to condensed consolidated financial statements.

            In 2005, the Company declared a cash dividend of eleven cents per share to shareholders of record on December 30, 2005, payable on January 31, 2006.  No cash dividends have been declared during 2006.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended
	March 31
	2006	2005
Operating Activities
Net earnings	$147.5	$166.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	28.7	27.1
Amortization	49.1	46.8
Share-based compensation	15.0	10.0
Income tax benefit from exercise of stock options	11.9	6.5
Excess income tax benefit from exercise of stock options	(9.9)	(5.6)
Purchased in-process research and development	52.7	--
Other	2.8	2.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(70.5)	(27.3)
Inventories	(30.7)	(12.6)
Loaner instrumentation	(58.1)	(54.9)
Accounts payable	(5.4)	(38.4)
Accrued expenses	(89.2)	(62.8)
Income taxes	14.1	(26.1)
Other	(37.3)	(5.3)
Net cash provided by operating activities	20.7	26.4

Investing Activities
Acquisitions, net of cash acquired	(47.4)	(50.1)
Purchases of marketable securities	(416.2)	--
Proceeds from sales of marketable securities	305.8	--
Purchases of property, plant and equipment	(51.9)	(45.3)
Proceeds from sales of property, plant and equipment	0.1	0.2
Net cash used in investing activities	(209.6)	(95.2)

Financing Activities
Proceeds from borrowings	11.7	48.6
Payments on borrowings	(109.8)	(48.6)
Dividends paid	(44.6)	(36.2)
Proceeds from exercise of stock options	13.6	5.9
Excess income tax benefit from exercise of stock options	9.9	5.6
Other	14.7	(10.0)
Net cash used in financing activities	(104.5)	(34.7)
Effect of exchange rate changes on cash and cash equivalents	0.6	(1.2)
Decrease in cash and cash equivalents	($292.8)	($104.7)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

March 31, 2006

NOTE 1

BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

            The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, after adjustments to deferred income taxes and shareholders' equity balances made pursuant to the adoption of Financial Accounting Standards Board (FASB) Statement No. 123 (revised), Share-Based Payment; but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K").

            Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised).  The revised Statement supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under Opinion No. 25, no compensation expense was recognized for the cost of stock options granted pursuant to the Company's key employee and director stock option plans because the exercise price of the Company's stock options was equal to the market price of the underlying stock on the measurement date (date of grant).  The revised Statement requires companies to recognize the cost of stock options based on the grant-date fair value determined under their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period.  The Company adopted the provisions of the revised Statement using the modified-retrospective transition method provided in the revised Statement.  Under this method, the Company restated all prior periods presented on a consistent basis, based on the pro forma expense previously disclosed.

            As a result of the adoption of the revised Statement, the Company's operating income for the quarters ended March 31, 2006 and 2005 was reduced by $14.8 million and $9.8 million, respectively, and the Company's net earnings for the quarters ended March 31, 2006 and 2005 were reduced by $9.6 million and $6.4 million, respectively.  Basic net earnings per share and diluted net earnings per share were reduced by $.02 in both the first quarters of 2006 and 2005.  In addition, prior period balance sheets have been adjusted to reflect the cumulative impact of stock option compensation expense and stock option exercise activity as required by the modified-retrospective transition method.  The balance sheet at December 31, 2005 was adjusted to reflect decreases in retained earnings and deferred stock-based compensation of $125.7 million and $1.6 million, respectively, and increases in the balances of additional paid-in capital and noncurrent deferred income tax assets of $172.5 million and $48.4 million, respectively.

Restated financial results following the adoption of the revised Statement for each quarter of 2005 and the years ended December 31, 2005 and 2004 are as follows:

	2005 Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31	2005	2004
Net earnings	$166.7	$177.8	$120.7	$178.4	$643.6	$440.0
Basic net earnings per share	$0.41	$0.44	$0.30	$0.44	$1.59	$1.10
Diluted net earnings per share	$0.41	$0.43	$0.29	$0.43	$1.57	$1.08
Average outstanding shares
for the period:
Basic	402.8	403.3	403.7	404.9	403.7	401.2
Diluted	410.7	410.5	411.4	410.5	410.8	409.3

            Prior to the adoption of the revised Statement, the Company presented all of the income tax benefits resulting from the exercise of stock options as cash flows provided by operating activities in the condensed consolidated statements of cash flows.  The revised Statement requires the income tax benefit from deductions, resulting from the exercise of stock options, in excess of the compensation cost recognized (excess income tax benefit) to be classified as cash flows provided by financing activities.  The $9.9 million and $5.6 million excess income tax benefit from exercise of stock options reported as cash flows provided by financing activities for the quarters ended March 31, 2006 and 2005, respectively, would have been classified as cash flows provided by operating activities if the Company had not adopted the provisions of the revised Statement.

NOTE 2

COMPREHENSIVE EARNINGS

            The Company follows FASB Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive earnings and its components.  The comprehensive earnings for the three months ended March 31, 2006 and 2005 were $150.9 million and $118.3 million, respectively.

NOTE 3

INVENTORIES

            Inventories are as follows (in millions):

	March 31	December 31
	2006	2005
Finished goods	$437.7	$414.9
Work-in-process	73.8	65.4
Raw material	87.9	87.0
FIFO Cost	599.4	567.3
Less LIFO reserve	3.8	3.8
	$595.6	$563.5

NOTE 4

ACQUISITIONS

            In the first quarter of 2006, the Company acquired all of the outstanding stock of Sightline Technologies Ltd. (Sightline), a private, development-stage company, for an upfront payment of $50.0 million in cash plus certain transaction costs and the assumption of certain liabilities.  The acquisition of Sightline, a developer of flexible endoscopes, is expected to enhance the Company's presence in the gastrointestinal and other markets within its MedSurg Equipment segment.  Sightline's operating results are included in the Company's condensed consolidated financial statements from the date of the acquisition and are not material to the Company's operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the Sightline acquisition.

            The purchase price has been preliminarily allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.  The amount of the purchase price allocated to purchased in-process research and development resulted in a charge of $52.7 million, or $.13 per diluted share, against the Company's first quarter operating results.  At the date of the acquisition, the flexible endoscope technologies acquired had not yet reached technological feasibility.  The amount written-off as purchased in-process research and development will not be deductible for income tax purposes.

            Terms of the transaction also include potential milestone payments of up to an additional $90.0 million upon the achievement of certain operational and financial targets related to Sightline's products, the first of which is not expected to occur before 2007.  The potential milestone payments are expected to be capitalized at their fair values as intangible assets at the time of payment and will be amortized over their remaining useful lives.

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

            The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  Based on the purchase price allocation, $22.0 million was allocated to identifiable intangibles, to be amortized over their remaining lives of 5 to 8 years, and $30.2 million was allocated to goodwill, which is not deductible for income tax purposes.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and eTrauma.  In conjunction with the integration plan, the Company recorded additional purchase liabilities for severance and related costs of $0.3 million, which were included in the purchase price allocation.

NOTE 5

CAPITAL STOCK AND NET EARNINGS PER SHARE

            The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant.  The options are granted for periods of up to 10 years and become exercisable in varying installments.  A summary of stock option activity follows (in millions, except per share amounts):

		Weighted-Average
	Shares	Exercise Price
Options outstanding at January 1, 2006	24.2	$28.78
Granted	4.7	46.85
Exercised	(1.0)	14.04
Options outstanding at March 31, 2006	27.9	$32.34

Exercisable at March 31, 2006	14.0	$21.97

            Options outstanding at March 31, 2006 had a weighted-average remaining contractual term of 6.7 years and exercisable options outstanding at March 31, 2006 had a weighted-average remaining contractual term of 4.8 years.  At March 31, 2006, the aggregate intrinsic values of options outstanding and options exercisable were $362.1 million and $314.2 million, respectively.  The aggregate intrinsic value of options exercised during the periods ended March 31, 2006 and 2005 were $34.1 million and $18.4 million, respectively.  Option shares reserved for future grants were 5.5 million and 10.1 million at March 31, 2006 and December 31, 2005, respectively.  Exercise prices for options outstanding as of March 31, 2006 ranged from $5.50 to $48.27.  At March 31, 2006 there was $177.2 million of unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the stock option plans; that cost is expected to be recognized over the following 9 years (weighted-average period of 2.2 years).

A summary of nonvested option activity follows (in millions, except per share amounts):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	9.8	$15.59
Granted	4.7	17.19
Vested	(0.6)	16.81
Nonvested at March 31, 2006	13.9	$16.08

            The grant-date fair value of options granted during the quarter ended March 31, 2006 using the Black-Scholes option pricing model was estimated using the following weighted-average assumptions:

2006
Risk-free interest rate	4.59%
Expected dividend yield	0.23%
Expected stock price volatility	24.8%
Expected option life	7.0 years

            The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Expected volatilities are based on historical volatility of the Company's stock.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected option life is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.

Options to purchase 3.4 million shares of common stock were outstanding during the first quarter of 2006 but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.

NOTE 6

RETIREMENT PLANS

            Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended
	March 31
	2006	2005
Service cost	$2.8	$2.1
Interest cost	1.3	1.6
Expected return on plan assets	(0.9)	(1.2)
Amortization of transition amounts
and prior service cost	0.1	0.2
Recognized actuarial loss	0.2	0.1
Net periodic benefit cost	$3.5	$2.8

            The Company previously disclosed in its 2005 Form 10-K that it anticipated contributing approximately $9.2 million to its defined benefit plans in 2006 to meet minimum funding requirements.  As of March 31, 2006, $1.0 million of contributions have been made.

NOTE 7

SEGMENT INFORMATION

            The Company segregates its operations into two reportable business segments:  Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee, and shoulder), trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor OP-1.  The MedSurg Equipment segment sells surgical equipment; surgical navigation systems; endoscopic, communications, and digital imaging systems; as well as patient handling and emergency medical equipment.  The Other category includes Physical Therapy Services and corporate administration, interest expense and interest income.

            Effective January 1, 2006, the Company changed its business segment reporting to include the financial results of certain products within its MedSurg Equipment segment rather than within its Orthopaedic Implants segment.  The Company believes these products are better aggregated with its other MedSurg Equipment products based on similarities in manufacturing and marketing practices and customer base.

            The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 of the Company's 2005 Form 10-K.  The Company measures the financial results of its reportable segments using an internal performance measure that excludes the purchased in-process research and development charge recognized for the Sightline acquisition as well as the effect of share based compensation, which includes compensation related to both employee and director stock option plans and restricted stock grants.

Sales and net earnings (loss) by business segment follow (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended March 31, 2006
Net sales	$763.6	$490.3	$67.0	$1,320.9
Segment net earnings	135.2	72.4	2.3	209.9
Less purchased in-process research
and development				52.7
Less share-based compensation				9.7
Net earnings				$147.5

Three Months Ended March 31, 2005
Net sales	$713.0	$424.4	$65.1	$1,202.5
Segment net earnings (loss)	115.5	61.7	(4.0)	173.2
Less share-based compensation				6.5
Net earnings				$166.7

Reclassified sales by business segment for each quarter of 2005 and the years ended December 31, 2005 and 2004 are as follows:

	2005 Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31	2005	2004
Orthopaedic Implants	$713.0	$723.5	$676.5	$736.5	$2,849.5	$2,556.2
MedSurg Equipment	424.4	428.7	429.5	476.8	1,759.4	1,461.2
Other	65.1	66.4	65.9	65.2	262.6	244.9
Total	$1,202.5	$1,218.6	$1,171.9	$1,278.5	$4,871.5	$4,262.3

Reclassified net earnings by business segment did not change significantly for each quarter of 2005 or the years ended December 31, 2005 and 2004.

NOTE 8
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

            Domestic sales accounted for 66% of total revenues in the first quarter of 2006, compared to 64% in the first quarter of 2005.  Most of the Company's products are marketed directly to more than 6,000 hospitals and to doctors and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

            International sales accounted for 34% of total revenues in the first quarter of 2006, compared to 36% in the first quarter of 2005.  The Company's products are sold in more than 100 countries through both company owned sales subsidiaries and branches and third-party dealers and distributors.

            The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

            Effective January 1, 2006 the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (revised), Share-Based Payment.  The revised Statement supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under Opinion No. 25, no compensation expense was recognized for the cost of stock options granted pursuant to the Company's key employee and director stock option plans because the exercise price of the Company's stock options was equal to the market price of the underlying stock on the measurement date (date of grant).  The revised Statement requires companies to recognize the cost of stock options based on the grant-date fair value determined under their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period.  The Company adopted the provisions of the revised Statement using the modified-retrospective transition method provided in the revised Statement.  Under this method, the Company restated all prior periods presented on a consistent basis, based on the pro forma expense previously disclosed.  Additional details, including the financial statement impact resulting from this adoption, are included in Results of Operations.

            In the first quarter of 2006, the Company acquired all of the outstanding stock of Sightline Technologies Ltd. (Sightline), a private, development-stage company, for an upfront payment of $50.0 million in cash plus certain transaction costs and the assumption of certain liabilities.  Sightline is a developer of flexible endoscopes that should improve insertion and sterilization during colonoscopy procedures.  Terms of the transaction also include milestone payments of up to an additional $90.0 million upon the achievement of certain operational and financial targets related to Sightline's products, the first of which is not expected to occur before 2007.  This acquisition is expected to enhance the Company's presence in the gastrointestinal and other markets within its MedSurg Equipment segment.  Additional details, including the financial statement impact resulting from the acquisition, are included in Results of Operations.

            In the first quarter of 2005, the Company acquired, by merger, all of the outstanding stock of eTrauma.com Corp. (eTrauma) for approximately $50.0 million in cash plus certain transaction costs.  The acquisition expanded the Company's digital imaging equipment product offerings within its MedSurg Equipment segment by adding eTrauma's proprietary Picture Archive and Communications Systems (PACS) image management and viewing software.

Outlook

            The Company's outlook for 2006 continues to be optimistic regarding underlying growth rates in orthopaedic procedures and the Company's broadly based range of products in orthopaedics and other medical specialties, despite the potential for increased pricing pressure on Orthopaedic Implants products in the United States, Japan and certain other foreign markets.  The Company projects diluted net earnings per share for 2006 of $1.89 which represents a 20.4% increase over diluted net earnings per share for 2005 of $1.57.  Excluding the impact of the charges to write off purchased in-process research and development in 2006 and 2005 and to recognize income tax expense associated with the repatriation of foreign earnings in 2005, the Company projects adjusted diluted net earnings per share for 2006 of $2.02 which represents a 21.0% increase over adjusted diluted net earnings per share of $1.67 in 2005.

            The financial forecast for 2006 includes a net sales increase in the range of 11% to 14% as a result of growth in shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services, offset by unfavorable foreign currency exchange rate movements.  If foreign currency exchange rates hold near recent levels, the Company anticipates an unfavorable impact on net sales in the second quarter and full year of 2006 of approximately 1% to 2%.  Excluding the effect of foreign currency exchange rates, the Company expects annual net sales growth in the range of 12% to 15% in 2006, which is comparable to the 12% sales growth, excluding the effect of foreign currency exchange rates, reported for the first quarter of 2006 and the 14% sales growth, excluding the effect of foreign currency exchange rates, reported for the full year of 2005.

Results of Operations

            The table below outlines the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

	Percentage of Net Sales
	Three Months Ended		Percentage
	March 31		Change
	2006	2005	2006/2005
Net sales	100.0	100.0	10%
Cost of sales	34.3	35.8	5
Gross profit	65.7	64.2	12
Research, development and engineering expenses	5.8	5.1	25
Selling, general and administrative expenses	38.3	38.1	10
Intangibles amortization	0.8	1.4	(37)
Purchased in-process research and development	4.0	--	--
Operating income	16.8	19.7	(6)
Other income (expense)	0.4	(0.1)	--
Earnings before income taxes	17.2	19.6	(4)
Income taxes	6.0	5.7	15
Net earnings	11.2	13.9	(12)

The table below sets forth domestic/international and product line sales information (in millions):

			Percentage Change
	Three Months Ended		2006/2005
	March 31			Constant
	2006	2005	Reported	Currency
Domestic/international sales:
Domestic	$867.9	$774.7	12%	12%
International	453.0	427.8	6	13
Total net sales	$1,320.9	$1,202.5	10	12

Product line sales:
Orthopaedic Implants	$763.6	$713.0	7	11
MedSurg Equipment	490.3	424.4	16	17
Physical Therapy Services	67.0	65.1	3	3
Total net sales	$1,320.9	$1,202.5	10	12

The table below sets forth additional sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis that excludes the impact of changes in foreign currency exchange rates:

	Percentage Change
	Three Months Ended
	March 31
	2006/2005
		Constant
	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	0%	3%
Knees	12	15
Trauma	9	15
Spine	18	20
Craniomaxillofacial	7	10

Worldwide MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	14	16
Endoscopic, communications and digital
imaging systems	16	17
Patient handling and emergency
medical equipment	17	17

            Stryker Corporation's net sales increased 10% in the first three months of 2006 to $1,320.9 million from $1,202.5 million in 2005.  Net sales grew by 11% as a result of increased unit volume and changes in product mix and 1% as a result of acquired businesses.  Changes in foreign currency exchange rates had an unfavorable impact on net sales growth of 2%.

            The Company's domestic sales were $867.9 million for the first quarter of 2006, representing an increase of 12% as a result of strong shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.  International sales were $453.0 million for the first quarter, representing an increase of 6% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $29.9 million in the quarter.  Excluding the impact of foreign currency, international sales increased 13% in the quarter.

            Worldwide sales of Orthopaedic Implants were $763.6 million for the first quarter of 2006, representing an increase of 7% as a result of higher shipments of reconstructive, trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor OP-1.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 11% for the quarter.

            Sales of hip implant systems were flat during the quarter but increased 3% excluding changes in foreign currency exchange rates.  In the United States, sales growth was driven by sales of the recently launched X3 Polyethylene and sales growth in Accolade cementless hip products and Restoration Modular Hip System revision hip products partially offset by declines in other hip systems.  Solid growth in the Trident Hip System in Europe and the Pacific region also led to the Company's constant currency sales growth.

            Sales of knee implant systems increased 12% during the quarter, 15% excluding changes in foreign currency exchange rates, due to strong growth in the Triathlon knee system in the United States and solid growth in the Triathlon and Scorpio knee systems in international markets.

            Sales of trauma implant systems increased 9% during the quarter, 15% excluding changes in foreign currency exchange rates, as a result of strong sales growth in the Gamma 3 Hip Fracture System in the United States, Japan and Europe as well as solid sales growth in the Company's T2 Nailing System in the United States and Europe.

            Sales of spinal implant systems increased 18% during the quarter, 20% excluding changes in foreign currency exchange rates, primarily due to strong sales growth of interbody devices in the United States led by sales of the AVS vertebral spacer system and strong worldwide sales growth of thoracolumbar implant systems led by sales of the Xia Spinal System.

            Sales of craniomaxillofacial implant systems increased 7% during the quarter, 10% excluding changes in foreign currency exchange rates, as a result of strong domestic sales growth led by products for neurological indications.

            Worldwide sales of MedSurg Equipment were $490.3 million for the first quarter of 2006, representing an increase of 16% as a result of higher shipments of surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  Excluding the impact of foreign currency, sales of MedSurg Equipment increased 17% for the quarter.

            Sales of surgical equipment and surgical navigation systems increased 14% during the quarter, 16% excluding changes in foreign currency exchange rates, due to strong domestic sales growth in surgical navigation systems, operating room equipment and interventional pain products.  In addition, strong worldwide sales growth in powered surgical instruments also led to the Company's constant currency sales growth.

            Sales of endoscopic, communications and digital imaging systems increased 16% during the quarter, 17% excluding changes in foreign currency exchange rates, as a result of worldwide sales growth in excess of 20% in general surgery products and strong worldwide sales growth in medical video imaging equipment led by image portal and communications products.  Solid growth in arthroscopy products also drove sales in the quarter, led by very strong sales in Europe.

            Sales of patient handling and emergency medical equipment increased 17% during the quarter, and also 17% excluding changes in foreign currency exchange rates, due to strong sales growth in bed products in the United States, Canada and Latin America and strong domestic sales growth in emergency medical equipment.

             Physical Therapy Services revenues were $67.0 million for first quarter of 2006, representing an increase of 3%, with all of the growth coming from new physical therapy centers.

            Cost of sales in the first quarter of 2006 represented 34.3% of sales compared to 35.8% in the same period of 2005.  The decrease in the cost of sales percentage in the quarter is primarily due to lower excess and obsolete inventory costs due to fewer new product introductions in 2006, partially offset by faster sales growth in the lower margin MedSurg Equipment segment and higher growth in royalty costs relative to sales growth.

            Research, development and engineering expenses represented 5.8% of sales in the first quarter of 2006 compared to 5.1% in the same period of 2005 and increased 25% to $77.1 million.  The higher spending level is the result of the Company's continued focus on new product development for anticipated product launches throughout the remainder of the year and in future years.

            Selling, general and administrative expenses increased 10% in the first quarter of 2006 and represented 38.3% of sales compared to 38.1% in the same period of 2005.  The increase in selling, general and administrative expenses as a percent of sales is primarily due to higher amortization expense associated with loaner instrument sets.

            The purchased in-process research and development charge of $52.7 million recorded in the first quarter of 2006 relates to the acquisition of Sightline.  At the date of the acquisition, the flexible endoscope technologies acquired had not yet reached technological feasibility.  The upfront payment of $50.0 million, plus certain transaction costs and the assumption of certain liabilities, was allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.

            As a result of the adoption of the revised Statement No. 123, the Company's operating income for the quarters ended March 31, 2006 and 2005 were reduced by $14.8 million and $9.8 million, respectively, and the Company's net earnings for the quarters ended March 31, 2006 and 2005 were reduced by $9.6 million and $6.4 million, respectively.  Basic net earnings per share and diluted net earnings per share were reduced by $.02 in both the first quarters of 2006 and 2005.

            Interest and investment income, which is included in other income (expense), increased to $8.4 million in the first quarter of 2006 from $1.3 million in 2005 as a result of increased cash and cash equivalents and marketable securities balances compared to the year earlier period.

            The Company's effective income tax rate for the first quarter of 2006 was 35.1% as compared to an effective income tax rate for the first quarter of 2005 and year ended December 31, 2005 of 29.3% and 32.6%, respectively.  The effective income tax rate for the quarter ended March 31, 2006 reflects the impact of the non-deductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of Sightline.  The effective income tax rates for the 2005 periods have been restated to reflect the adoption of the revised Statement No. 123.  The effective income tax rate for the year ended December 31, 2005 also reflects the non-deductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of PlasmaSol Corp., as well as the third and fourth quarter 2005 income taxes associated with the repatriation of foreign earnings under the American Jobs Creation Act.

            Net earnings for the first quarter of 2006 were $147.5 million, a decrease of 12% compared to net earnings of $166.7 million in the first quarter of 2005.  Basic net earnings per share and diluted net earnings per share decreased 12% in 2006 to $.36 from $.41 in 2005.

            Excluding the impact of the $52.7 million charge to write off purchased in-process research and development, adjusted net earnings for the first quarter of 2006 were $200.2 million, representing a 20.1% increase over net earnings of $166.7 million for the first quarter of 2005.  Adjusted basic net earnings per share and adjusted diluted net earnings per share increased 20% in 2006 to $.49 from $.41 in 2005.

            This adjusted financial measure does not replace the presentation of the Company's reported financial results stated under generally accepted accounting principles (GAAP).  The Company has provided this supplemental non-GAAP financial measure because it provides meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses this non-GAAP financial measure for reviewing the operating results of its business segments and for analyzing potential future business trends in connection with its budget process.  In addition, the Company believes investors will utilize this information to evaluate period-to-period results and to better understand potential future operating results. The Company encourages investors and other users of these financial statements to review its condensed consolidated financial statements and other publicly filed reports in their entirety and to not rely on any single financial measure.

            The reconciliation of this non-GAAP financial measure is as follows (in millions):

			Percentage
	2006	2005	Change
Reported net earnings	$147.5	$166.7	(12%)
Purchased in-process research and development	52.7	--	--
Adjusted net earnings	$200.2	$166.7	20

Basic net earnings per share:
Reported basic net earnings per share	$.36	$.41	(12)
Purchased in-process research and development	$.13	--	--
Adjusted basic net earnings per share	$.49	$.41	20

Diluted net earnings per share:
Reported diluted net earnings per share	$.36	$.41	(12)
Purchased in-process research and development	$.13	--	--
Adjusted diluted net earnings per share	$.49	$.41	20

Liquidity and Capital Resources

            The Company's working capital at March 31, 2006, increased $66.7 million to $1,688.0 million from $1,621.3 million at December 31, 2005.  The increase in working capital resulted from growth in the Company's overall business and the use of cash earnings to fund increases in accounts receivable, inventories and prepaid expenses.  Accounts receivable days sales outstanding increased three days to 57 days at March 31, 2006 from 54 days at December 31, 2005 and days sales in inventory increased five days to 119 days at March 31, 2006 from 114 days at December 31, 2005.  Both the days sales outstanding and the days sales in inventory at March 31, 2006 are comparable to the March 31, 2005 levels.

            The Company generated cash of $20.7 million from operations in the first three months of 2006 compared to $26.4 million in 2005.  The decrease in cash provided by operating activities in the first three months of 2006 compared to 2005 is primarily due to increases in accounts receivable and inventory levels partially offset by changes in other working capital accounts.

            In the first quarter of 2006, the Company used cash of $109.8 million for payments on borrowings, $51.9 million for capital expenditures, $47.4 million for acquisitions and $44.6 million for the payment of dividends; it also purchased and sold marketable securities.  These securities, which are classified as available-for-sale investments in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, totaled $675.7 million at March 31, 2006.

            The Company had $198.4 million in cash and cash equivalents and $675.7 million in marketable securities at March 31, 2006.  The Company had outstanding borrowings totaling $137.4 million at the end of the first quarter of 2006.  Current maturities of long-term debt at March 31, 2006 were $37.8 million and are expected to decrease to $8.1 million by December 31, 2006.  The Company believes its cash on hand and marketable securities, as well as anticipated future cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings; loaner instrumentation for surgical implants in support of new product launches; and required debt repayments.

Should additional funds be required, the Company had $921.7 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $1,000.0 million Unsecured Credit Facility.  In addition, the Company had $200.0 million of eligible accounts receivable that could be sold through its accounts receivable securitization facility at March 31, 2006.

Other Matters

            The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies.  For the quarter ended March 31, 2006, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets, and the related deferred gain in shareholders' equity, by $5.2 million.

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

Forward-Looking Statements

            This report contains information that includes or is based on forward-looking statements within the meaning of the federal securities law that are subject to various risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied in such statements.  Such factors include, but are not limited to: pricing pressures generally, including cost-containment measures that could adversely affect the price of or demand for the Company's products; regulatory actions; unanticipated issues arising in connection with clinical studies and eventual United States Food and Drug Administration approval of additional OP-1 applications, the FlexiCore and CerviCore spinal implant products or other new product introductions; integration and other issues that could delay the introduction of the recently acquired Sightline product line; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment.

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

            There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

            Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There was no change to the Company's internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

            Other Matters - The Company has begun the process of implementing new Enterprise Resource Planning (ERP) systems at certain of its divisions.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting.  During the first quarter of 2006, the Company's domestic locations of its Orthopaedics and Spine divisions transitioned to their new ERP systems.  The Company anticipates its Endoscopy division will begin to transition to its new ERP system in the third quarter of 2006.  In connection with these ERP system implementations, the Company has and will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  The Company does not believe that these ERP system implementations have had or will have an adverse effect on the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

            There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A.	RISK FACTORS

            There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The Company issued 40,886 shares of Common Stock in the first quarter of 2006 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(c)	At the Annual Meeting of Shareholders held on April 26, 2006, the shareholders elected seven directors, approved the 2006 Long-Term Incentive Plan and ratified the appointment of Ernst & Young LLP as the
Company's independent registered public accounting firm. The voting results were as follows:

1.	Election of directors:

	Shares
Name	For	Withheld
John W. Brown	363,277,328	12,006,838
Howard E. Cox, Jr.	366,154,162	9,130,004
Donald M. Engelman, Ph.D.	357,003,451	18,280,715
Jerome H. Grossman	366,356,674	8,927,492
Stephen P. MacMillan	365,545,046	9,739,120
William U. Parfet	360,873,965	14,410,201
Ronda E. Stryker	357,677,467	17,606,699

2.	Approval of the 2006 Long-Term Incentive Plan:

Shares
For	Against	Abstain
289,137,150	27,776,515	2,382,351

3.	Ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for 2006:

Shares
For	Against	Abstain
368,723,353	4,683,089	1,877,726

ITEM 6.	EXHIBITS

(a)	Exhibits
31(i)	Certification of Principal Executive Officer of Stryker Corporation pursuant to
Rule 13a-14(a)

31(ii)	Certification of Principal Financial Officer of Stryker Corporation pursuant to
Rule 13a-14(a)

32(i)	Certification by Chief Executive Officer of Stryker Corporation pursuant to
18 U.S.C.Section 1350

32(ii)	Certification by Chief Financial Officer of Stryker Corporation pursuant to
18 U.S.C.Section 1350

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

May 3, 2006	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, President
and Chief Executive Officer
(Principal Executive Officer)

May 3, 2006	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation