Form 10-Q
period 2006-06-30
STRYKER CORP
filed 2006-08-09
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES [  ]         NO [X]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

406,559,317 shares of Common Stock, $.10 par value, as of July 31, 2006.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	June 30	December 31
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$129.7	$491.2
Marketable securities	738.0	565.3
Accounts receivable, less allowance of $53.4 ($53.4 in 2005)	842.1	770.3
Inventories	644.1	563.5
Deferred income taxes	398.3	383.1
Prepaid expenses and other current assets	110.0	96.7
Total current assets	2,862.2	2,870.1

Property, Plant and Equipment, less allowance for depreciation of $638.6 ($571.5 in 2005)	892.1	831.0

Other Assets
Goodwill	522.9	513.2
Other intangibles, less accumulated amortization of $262.7 ($237.5 in 2005)	405.9	409.7
Loaner instrumentation, less accumulated amortization of $489.9 ($422.3 in 2005)	286.4	245.6
Deferred income taxes	103.2	91.1
Other	36.3	31.8
	1,354.7	1,291.4
	$5,109.0	$4,992.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$193.3	$206.5
Accrued compensation	209.6	252.9
Income taxes	177.4	207.3
Accrued expenses and other liabilities	464.2	534.7
Current maturities of long-term debt	13.5	47.4
Total current liabilities	1,058.0	1,248.8

Long-Term Debt, excluding current maturities	0.7	184.2
Other Liabilities	281.2	259.3
Shareholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding - 406.5 shares (405.2 in 2005)	40.6	40.5
Additional paid-in capital	511.4	452.0
Retained earnings	3,163.9	2,802.5
Accumulated other comprehensive gain	53.2	5.2
Total shareholders' equity	3,769.1	3,300.2
	$5,109.0	$4,992.5

 See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Net sales	$1,327.9	$1,218.6	$2,648.8	$2,421.1
Cost of sales	452.5	423.1	905.4	853.1
Gross profit	875.4	795.5	1,743.4	1,568.0

Research, development and engineering expenses	75.9	67.0	153.0	128.6
Selling, general and administrative expenses	497.0	465.6	1,002.7	923.7
Intangibles amortization	10.6	11.4	21.0	27.8
Purchased in-process research and development	--	--	52.7	--
	583.5	544.0	1,229.4	1,080.1
Operating income	291.9	251.5	514.0	487.9
Other income (expense)	4.7	(0.2)	9.9	(0.8)
Earnings before income taxes	296.6	251.3	523.9	487.1
Income taxes	82.7	73.5	162.5	142.6
Net earnings	$213.9	$177.8	$361.4	$344.5

Net earnings per share of common stock:
Basic	$.53	$.44	$.89	$.85
Diluted	$.52	$.43	$.88	$.84

Average outstanding shares for the period:
Basic	406.4	403.3	406.0	403.1
Diluted	410.7	410.5	411.0	410.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2006	$40.5	$452.0	$2,802.5	$5.2	$3,300.2

Net earnings	--	--	361.4	--	361.4
Unrealized losses on securities	--	--	--	(2.4)	(2.4)
Unfunded pension losses	--	--	--	(0.3)	(0.3)
Foreign currency translation adjustments	--	--	--	50.7	50.7
Comprehensive earnings for the six
months ended June 30, 2006					409.4
Issuance of 1.3 shares of common stock
under stock option and benefit plans,
including $13.7 excess income tax benefit	0.1	30.1	--	--	30.2
Share-based compensation	--	29.3	--	--	29.3
Balances at June 30, 2006	$40.6	$511.4	$3,163.9	$53.2	$3,769.1

See accompanying notes to condensed consolidated financial statements.

            In 2005, the Company declared a cash dividend of eleven cents per share to shareholders of record on December 30, 2005, payable on January 31, 2006.  No cash dividends have been declared during 2006.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Operating Activities
Net earnings	$213.9	$177.8	$361.4	$344.5
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	30.4	26.4	59.1	53.5
Amortization	51.5	43.0	100.6	89.8
Share-based compensation	14.3	10.2	29.3	20.2
Income tax benefit from exercise of stock options	4.7	5.8	16.6	12.3
Excess income tax benefit from exercise of stock options	(3.8)	(5.0)	(13.7)	(10.6)
Purchased in-process research and development	--	--	52.7	--
Other	1.3	1.5	4.1	3.8
Changes in operating assets and liabilities, net of effects
of acquisitions:
Accounts receivable	14.2	(1.9)	(56.3)	(29.2)
Inventories	(37.4)	(34.0)	(68.1)	(46.6)
Loaner instrumentation	(58.7)	(54.3)	(116.8)	(109.2)
Accounts payable	(12.3)	8.4	(17.7)	(30.0)
Accrued expenses	24.8	54.5	(64.4)	(8.3)
Income taxes	(58.8)	(59.0)	(44.7)	(85.1)
Other	11.7	8.8	(25.6)	3.5
Net cash provided by operating activities	195.8	182.2	216.5	208.6

Investing Activities
Acquisitions, net of cash acquired	(31.9)	(3.0)	(79.3)	(53.1)
Purchases of marketable securities	(3,257.5)	(212.9)	(3,673.7)	(212.9)
Proceeds from sales of marketable securities	3,195.2	--	3,501.0	--
Purchases of property, plant and equipment	(52.3)	(71.1)	(104.2)	(116.4)
Proceeds from sales of property, plant and equipment	0.1	0.2	0.2	0.4
Net cash used in investing activities	(146.4)	(286.8)	(356.0)	(382.0)

Financing Activities
Proceeds from borrowings	73.1	198.1	84.8	246.7
Payments on borrowings	(201.8)	(197.9)	(311.6)	(246.5)
Dividends paid	--	--	(44.6)	(36.2)
Proceeds from exercise of stock options	5.9	5.8	19.5	11.7
Excess income tax benefit from exercise of stock options	3.8	5.0	13.7	10.6
Other	(1.6)	(17.2)	13.1	(27.2)
Net cash used in financing activities	(120.6)	(6.2)	(225.1)	(40.9)
Effect of exchange rate changes on cash and cash equivalents	2.5	(15.5)	3.1	(16.7)
Decrease in cash and cash equivalents	($68.7)	($126.3)	($361.5)	($231.0)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

June 30, 2006

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

            As a result of the adoption of the revised Statement, the Company's operating income for the first half of 2006 and 2005 was reduced by $29.0 million and $19.9 million, respectively, and the Company's net earnings for the same periods were reduced by $18.8 million and $12.9 million, respectively.  Basic net earnings per share for the first half of 2006 and 2005 were reduced by $.05 and $.03, respectively, and diluted net earnings per share were reduced by $.05 and $.03, respectively.  The Company's operating income for the second quarter of 2006 and 2005 was reduced by $14.2 million and $10.1 million, respectively, and the Company's net earnings for the same periods were reduced by $9.2 million and $6.5 million, respectively.  Basic and diluted net earnings per share for the second quarter of both 2006 and 2005 were reduced by $.02.  In addition, prior period balance sheets have been adjusted to reflect the cumulative impact of stock option compensation expense and stock option exercise activity as required by the modified-retrospective transition method.  The balance sheet at December 31, 2005 was adjusted to reflect decreases in retained earnings and deferred stock-based compensation of $125.7 million and $1.6 million, respectively, and increases in the balances of additional paid-in capital and noncurrent deferred income tax assets of $172.5 million and $48.4 million, respectively.

            Prior to the adoption of the revised Statement, the Company presented all of the income tax benefits resulting from the exercise of stock options as cash flows provided by operating activities in the condensed consolidated statements of cash flows.  The revised Statement requires the income tax benefit from deductions, resulting from the exercise of stock options, in excess of the compensation cost recognized (excess income tax benefit) to be classified as cash flows provided by financing activities.  The $13.7 million and $10.6 million excess income tax benefit from exercise of stock options reported as cash flows provided by financing activities for the first half of 2006 and 2005, respectively, would have been classified as cash flows provided by operating activities if the Company had not adopted the provisions of the revised Statement.

            In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.  The Company plans to adopt the provisions of the Interpretation effective January 1, 2007, as required.  The Company has not yet determined what effect the adoption of the Interpretation will have on net earnings, net earnings per share and the financial position of the Company, however, any difference between the amounts recognized in the Company's financial statements prior to the adoption of the Interpretation and the amounts reported after the adoption will be accounted for as a cumulative-effect adjustment recorded in the beginning balance of retained earnings and will not require restatement of prior periods.

NOTE 2

COMPREHENSIVE EARNINGS

The Company follows FASB Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive earnings and its components.  The comprehensive earnings for the six months ended June 30, 2006 and 2005 were $409.4 million and $197.4 million, respectively, and for the three months ended June 30, 2006 and 2005 were $258.5 million and $79.1 million, respectively.

NOTE 3

INVENTORIES

            Inventories are as follows (in millions):

	June 30	December 31
	2006	2005
Finished goods	$471.7	$414.9
Work-in-process	77.5	65.4
Raw material	98.7	87.0
FIFO Cost	647.9	567.3
Less LIFO reserve	3.8	3.8
	$644.1	$563.5

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

NOTE 5

CAPITAL STOCK AND NET EARNINGS PER SHARE

            The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant.  The options are granted for periods of up to 10 years and become exercisable in varying installments.  A summary of stock option activity follows:

			Weighted-Average
			Remaining	Aggregate
	Shares	Weighted-Average	Contractual Term	Intrinsic Value
	(in millions)	Exercise Price	(in years)	(in millions)
Options outstanding at January 1, 2006	24.2	$28.78
Granted	4.7	46.84
Exercised	(1.4)	14.11
Cancelled	(0.2)	43.73
Options outstanding at June 30, 2006	27.3	$32.55	6.5	$312.9

Exercisable at June 30, 2006	14.9	$23.54	4.9	$284.4

Options expected to vest	11.6	$43.00	8.3	$29.7

            The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 were $46.3 million and $35.6 million, respectively.  Shares reserved for future compensation grants of Stryker Common Stock were 25.6 million at June 30, 2006. Option shares reserved for future grants were 10.1 million at December 31, 2005.  Exercise prices for options outstanding as of June 30, 2006 ranged from $7.10 to $48.27.  At June 30, 2006, there was $162.3 million of unrecognized compensation cost related to nonvested stock options granted under the stock option plans; that cost is expected to be recognized over the following 8.7 years (weighted-average period of 2.1 years).

            A summary of nonvested option activity follows (in millions, except per share amounts):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	9.8	$15.59
Granted	4.7	17.16
Vested	(1.9)	15.21
Cancelled	(0.2)	16.10
Nonvested at June 30, 2006	12.4	$16.24

            The grant-date fair values of options granted during the six months ended June 30, 2006 using the Black-Scholes option pricing model were estimated using the following weighted-average assumptions:

2006
Risk-free interest rate	4.6%
Expected dividend yield	0.2%
Expected stock price volatility	24.8%
Expected option life	7.0 years

            The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Expected volatilities are based on historical volatility of the Company's stock.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected option life is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.

            Options to purchase an average of 7.2 million and 1.7 million shares of common stock during the six months ended June 30, 2006 and 2005, respectively, and 11.0 million and 3.4 million shares of common stock during the three months ended June 30, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.

NOTE 6

RETIREMENT PLANS

            Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Service cost	$2.7	$2.3	$5.5	$4.4
Interest cost	2.2	1.6	3.5	3.2
Expected return on plan assets	(2.0)	(1.3)	(2.9)	(2.5)
Amortization of transition
amounts and prior service cost	0.1	0.2	0.2	0.4
Recognized actuarial loss	0.4	0.1	0.6	0.2
Net periodic benefit cost	$3.4	$2.9	$6.9	$5.7

            The Company previously disclosed in its 2005 Form 10-K that it anticipated contributing approximately $9.2 million to its defined benefit plans in 2006 to meet minimum funding requirements.  As of June 30, 2006, $2.3 million of contributions have been made.

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

Sales and net earnings (loss) by business segment follow (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended June 30, 2006
Net sales	$771.1	$490.7	$66.1	$1,327.9
Segment net earnings (loss)	151.8	74.8	(3.4)	223.2
Less share-based compensation				9.3
Net earnings				$213.9

Three Months Ended June 30, 2005
Net sales	$723.5	$428.7	$66.4	$1,218.6
Segment net earnings (loss)	124.4	66.6	(6.6)	184.4
Less share-based compensation				6.6
Net earnings				$177.8

Six Months Ended June 30, 2006
Net sales	$1,534.7	$981.0	$133.1	$2,648.8
Segment net earnings (loss)	290.0	149.3	(6.2)	433.1
Less purchased in-process research and
development				52.7
Less share-based compensation				19.0
Net earnings				$361.4

Six Months Ended June 30, 2005
Net sales	$1,436.5	$853.1	$131.5	$2,421.1
Segment net earnings (loss)	239.9	128.3	(10.6)	357.6
Less share-based compensation				13.1
Net earnings				$344.5

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

            In December 2003, the Company announced that its subsidiary Physiotherapy Associates, Inc., and Stryker received a subpoena from the United States Attorney's Office in Boston, Massachusetts, in connection with a Department of Justice investigation of Physiotherapy Associates' billing and coding practices.  In March 2005, the Company announced that it received a subpoena from the United States Department of Justice requesting documents for the period January 2002 through the present relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  In June 2006, the Company announced that it received a subpoena from the United States Department of Justice, Antitrust Division requesting documents for the period January 2001 through the present regarding possible violations of federal criminal law, including possible violation of the antitrust laws, relating to the manufacture and sale of orthopaedic implant devices.  The Company is fully cooperating with the Department of Justice regarding these matters.

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

            Domestic sales accounted for 65% of total revenues in the first half and second quarter of 2006 compared to 64% for the same periods in 2005.  Most of the Company's products are marketed directly to more than 6,000 hospitals and to doctors and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

            International sales accounted for 35% of total revenues in the first half and second quarter of 2006 compared to 36% for the same periods in 2005.  The Company's products are sold in more than 100 countries through both Company owned sales subsidiaries and branches and third-party dealers and distributors.

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

Outlook

           The Company's outlook for 2006 continues to be optimistic regarding underlying growth rates in orthopaedic procedures and the Company's broadly based range of products in orthopaedics and other medical specialties, despite the potential for increased pricing pressure on Orthopaedic Implants products in the United States, Japan and certain other foreign markets.  The Company projects adjusted diluted net earnings per share for 2006 of $2.02, excluding the impact of the charge to write off purchased in-process research and development associated with the acquisition of Sightline during the first quarter of 2006.  The projection represents a 21.0% increase over adjusted restated diluted net earnings per share of $1.67 in 2005.

            The financial forecast for 2006 includes a net sales increase in the range of 11% to 13% as a result of growth in shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services, offset by unfavorable foreign currency exchange rate movements.  If foreign currency exchange rates hold near recent levels, the Company does not expect a significant impact on net sales in the third quarter and anticipates an unfavorable impact of 0% to 1% for the full year of 2006.  Excluding the effect of foreign currency exchange rates, the Company expects annual net sales growth in the range of 11% to 13% in 2006, which is comparable to the 11% sales growth, excluding the effect of foreign currency exchange rates, reported for the first half of 2006.

Results of Operations

            The tables below outline the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Six Months Ended		Percentage
	June 30		Change
	2006	2005	2006/2005
Net sales	100.0	100.0	9%
Cost of sales	34.2	35.2	6
Gross profit	65.8	64.8	11
Research, development and engineering expenses	5.8	5.3	19
Selling, general and administrative expenses	37.9	38.2	9
Intangibles amortization	0.8	1.1	(24)
Purchased in-process research and development	2.0	--	--
Operating income	19.4	20.2	5
Other income (expense)	0.4	--	--
Earnings before income taxes	19.8	20.1	8
Income taxes	6.1	5.9	14
Net earnings	13.6	14.2	5

Percentage of Net Sales
	Three Months Ended		Percentage
	June 30		Change
	2006	2005	2006/2005
Net sales	100.0	100.0	9%
Cost of sales	34.1	34.7	7
Gross profit	65.9	65.3	10
Research, development and engineering expenses	5.7	5.5	13
Selling, general and administrative expenses	37.4	38.2	7
Intangibles amortization	0.8	0.9	(7)
Operating income	22.0	20.6	16
Other income (expense)	0.4	--	--
Earnings before income taxes	22.3	20.6	18
Income taxes	6.2	6.0	13
Net earnings	16.1	14.6	20

The tables below set forth domestic/international and product line sales information (in millions):

			Percentage Change
	Six Months Ended		2006/2005
	June 30			Constant
	2006	2005	Reported	Currency
Domestic/international sales
Domestic	$1,731.9	$1,558.8	11%	11%
International	916.9	862.3	6	10
Total net sales	$2,648.8	$2,421.1	9	11

Product line sales
Orthopaedic Implants	$1,534.7	$1,436.5	7	9
MedSurg Equipment	981.0	853.1	15	16
Physical Therapy Services	133.1	131.5	1	1
Total net sales	$2,648.8	$2,421.1	9	11

			Percentage Change
	Three Months Ended		2006/2005
	June 30			Constant
	2006	2005	Reported	Currency
Domestic/international sales
Domestic	$864.0	$784.1	10%	10%
International	463.9	434.5	7	8
Total net sales	$1,327.9	$1,218.6	9	9

Product line sales
Orthopaedic Implants	$771.1	$723.5	7	7
MedSurg Equipment	490.7	428.7	14	14
Physical Therapy Services	66.1	66.4	--	--
Total net sales	$1,327.9	$1,218.6	9	9

The tables below set forth additional sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis that excludes the impact of changes in foreign currency exchange rates:

	Percentage Change
	Six Months Ended
	June 30
	2006/2005
		Constant
	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	0%	2%
Knees	11	13
Trauma	10	14
Spine	16	17
Craniomaxillofacial	8	9

Worldwide MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	13	14
Endoscopic, communications and digital
imaging systems	14	15
Patient handling and emergency
medical equipment	20	19

	Percentage Change
	Three Months Ended
	June 30
	2006/2005
		Constant
	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	0%	0%
Knees	10	10
Trauma	11	13
Spine	13	14
Micro implants	8	8

Worldwide MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	12	12
Endoscopic, communications and digital
imaging systems	13	13
Patient handling and emergency
medical equipment	23	22

            Stryker Corporation's net sales increased 9% in the first half of 2006 to $2,648.8 million from $2,421.1 million in 2005.  For the second quarter of 2006 net sales were $1,327.9 million, representing a 9% increase over net sales of $1,218.6 million in the second quarter of 2005.  Net sales for the first half of 2006 grew by 10% as a result of increased unit volume and changes in product mix partially offset by an unfavorable impact on net sales growth of 1% due to changes in foreign currency exchange rates.  Net sales for the second quarter of 2006 grew by 9% as a result of increased unit volume and changes in product mix.

            The Company's domestic sales were $1,731.9 million for the first half of 2006 and $864.0 million for the second quarter of 2006, representing increases of 11% and 10%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  International sales were $916.9 million for the first half of 2006 and $463.9 million for the second quarter of 2006, representing increases of 6% and 7%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $34.8 million in the first half and by $4.9 million in the second quarter.  Excluding the impact of foreign currency, international sales increased 10% in the first half of 2006 and 8% in the second quarter of 2006.

            Worldwide sales of Orthopaedic Implants were $1,534.7 million for the first half of 2006 and $771.1 million for the second quarter of 2006, representing increases of 7% for both periods as a result of higher shipments of reconstructive (hip, knee and shoulder), trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor OP-1.  Excluding the impact of foreign currency, sales of Orthopaedic Implants increased 9% in the first half of 2006 and 7% in the second quarter of 2006.  Comparative quarterly sales of Orthopaedic Implants can be positively or negatively impacted by the number of business days available during the quarter to perform surgeries.  Comparative Orthopaedic Implant sales for the second quarter of 2006 were negatively impacted by one fewer business day in the United States and two fewer business days in Europe.

            Sales of hip implant systems were flat in both the first half and the second quarter of 2006 (up 2% and flat, respectively, excluding changes in foreign currency exchange rates).  In the United States, sales growth was driven by sales of the recently launched X3 Polyethylene and sales growth in Accolade cementless hip products and Restoration Modular Hip System revision hip products partially offset by declines in other hip systems.  Solid growth in the Trident

Hip System in Europe and Accolade cementless hip products in the Pacific region also led to the Company's constant currency sales growth for the first half of 2006.

            Sales of knee implant systems increased 11% in the first half of 2006 and 10% in the second quarter (13% and 10%, respectively, excluding changes in foreign currency exchange rates) due to strong growth in the Triathlon knee system in the United States and solid growth in the Triathlon and Scorpio knee systems in international markets.

            Sales of trauma implant systems increased 10% in the first half of 2006 and 11% in the second quarter (14% and 13%, respectively, excluding changes in foreign currency exchange rates) as a result of strong sales growth in the T2 Nailing system in the United States and Europe as well as solid sales growth in the Gamma 3 Hip Fracture System in the United States.

            Sales of spinal implant systems increased 16% in the first half of 2006 and 13% in the second quarter (17% and 14%, respectively, excluding changes in foreign currency exchange rates) primarily due to strong sales growth of interbody devices in the United States led by sales of the AVS vertebral spacer system.

            Sales of craniomaxillofacial implant systems increased 8% in both the first half and second quarter of 2006 (9% and 8%, respectively, excluding changes in foreign currency exchange rates) as a result of strong domestic sales growth led by products for neurological indications.

            Worldwide sales of MedSurg Equipment were $981.0 million for the first half of 2006 and $490.7 million for the second quarter of 2006, representing increases of 15% and 14%, respectively, as a result of higher shipments of surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  Excluding the impact of foreign currency, sales of MedSurg Equipment increased 16% and 14% for the first half and second quarter of 2006, respectively.

            Sales of surgical equipment and surgical navigation systems increased 13% in the first half of 2006 and 12% in the second quarter (14% and 12%, respectively, excluding changes in foreign currency exchange rates) due to strong domestic sales growth in surgical navigation systems, operating room equipment and interventional pain products.  Strong sales growth in powered surgical instruments outside the United States also led to the Company's constant currency sales growth.

            Sales of endoscopic, communications and digital imaging systems increased 14% in the first half of 2006 and 13% in the second quarter (15% and 13%, respectively, excluding changes in foreign currency exchange rates) as a result of strong worldwide sales growth in general surgery products and very solid worldwide sales growth in medical video imaging equipment led by image portal and communications products.  Strong growth in arthroscopy products in Europe also drove sales in the first half of the year.

            Sales of patient handling and emergency medical equipment increased 20% in the first half of 2006 and 23% in the second quarter (19% and 22%, respectively, excluding changes in foreign currency exchange rates) due to strong sales growth in bed products in the United States and Latin America and strong domestic sales growth in emergency medical equipment.

            Physical Therapy Services revenues were $133.1 million for first half of 2006 and $66.1 for the second quarter of 2006, representing an increase of 1% for the first half of 2006 and flat year over year sales in the second quarter, with all of the growth for the year coming from new physical therapy centers.

            Cost of sales in the first half of 2006 represented 34.2% of sales compared to 35.2% in the same period of 2005.  In the second quarter of 2006, the cost of sales percentage decreased to 34.1% from 34.7% in the second quarter of 2005. The decrease in the cost of sales percentage is primarily due to lower excess and obsolete inventory costs as a result of fewer comparative product introductions in the first half of 2006, partially offset by faster sales growth in the lower margin MedSurg Equipment.

            Research, development and engineering expenses represented 5.8% of sales in the first half of 2006 compared to 5.3% in the same period of 2005 and increased 19% to $153.0 million.  In the second quarter these costs increased 13% and represented 5.7% of sales in 2006 compared to 5.5% in 2005.  The higher spending level is the result of the Company's continued focus on new product development for anticipated product launches throughout the remainder of the year and in future years.

            Selling, general and administrative expenses increased 9% in the first half of 2006 and represented 37.9% of sales compared to 38.2% in the same period of 2005.  In the second quarter, these expenses increased 7% and represented 37.4% of sales in 2006 compared to 38.2% in 2005.  The decrease in selling, general and administrative expenses as a percent of sales in the first half and for the second quarter of 2006 is primarily due to decreases in insurance costs as well as slower growth in discretionary spending partially offset by higher sales-related costs, primarily compensation, instrument amortization and sample expenses.

            As a result of the adoption of the revised Statement No. 123, the Company's operating income for the first half of 2006 and 2005 were reduced by $29.0 million and $19.9 million, respectively, and the Company's net earnings for the same periods were reduced by $18.8 million and $12.9 million, respectively.  Basic net earnings per share for the first half of 2006 and 2005 were reduced by $.05 and $.03, respectively and diluted net earnings per share were reduced by $.05 and $.03, respectively.  The Company's operating income for the second quarter of 2006 and 2005 were reduced by $14.2 million and $10.1 million, respectively, and the Company's net earnings for the same periods were reduced by $9.2 million and $6.5 million, respectively.  Basic and diluted net earnings per share for the second quarter of both 2006 and 2005 were reduced by $.02.

            Interest and investment income, which are included in other income (expense), increased to $16.7 million in the first half of 2006 from $3.4 million in 2005 as a result of increased cash and cash equivalents and marketable securities balances compared to the year earlier period.

            The Company's effective income tax rates for the first half and second quarter of 2006 were 31.0% and 27.9%, respectively, as compared to effective income tax rates for the year ended December 31, 2005 and the first half and second quarter of 2005 of 32.6%, 29.3% and 29.2%, respectively.  The effective income tax rate for the first half of 2006 reflects the impact of the non-deductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of Sightline. The effective income tax rate, excluding the effect of the Sightline acquisition, for the first half of 2006 was reduced from 28.5% to 28.2% in the second quarter of 2006, thereby reducing income tax expense by $1.8 million. The income tax rate reduction results primarily from increased manufacturing in lower tax jurisdictions and a favorable change in U.S. tax legislation enacted during the second quarter. The effective income tax rates for the 2005 periods have been restated to reflect the adoption of the revised Statement No. 123.  The effective income tax rate for the year ended December 31, 2005 also reflects the non-deductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of PlasmaSol Corp. as well as the third and fourth quarter 2005 income taxes associated with the repatriation of foreign earnings under the provisions of the American Jobs Creation Act.

            Net earnings for the first half of 2006 were $361.4 million, an increase of 5% compared to net earnings of $344.5 million in the first half of 2005.  Basic net earnings per share increased 5% in the first half of 2006 to $.89 from $.85 in 2005, and diluted net earnings per share increased 5% in the first half of 2006 to $.88 from $.84 in 2005.  Net earnings for the second quarter of 2006 were $213.9 million representing a 20% increase over net earnings of $177.8 million in the second quarter of 2005.  Basic net earnings per share increased 20% in the second quarter of 2006 to $.53 from $.44 in 2005, and diluted net earnings per share increased 21% in the second quarter of 2006 to $.52 from $.43 in 2005.

            Excluding the impact of the $52.7 million charge to write off purchased in-process research and development, adjusted net earnings for the first half of 2006 were $414.1 million, representing a 20% increase over net earnings of $344.5 million for the first half of 2005.  Adjusted basic net earnings per share increased 20% in 2006 to $1.02 from $.85 and adjusted diluted net earnings per share increased 20% to $1.01 from $.84.

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

The reconciliation of this non-GAAP financial measure is as follows (in millions):

	Six Months Ended
	June 30
			Percentage
	2006	2005	Change
Reported net earnings	$361.4	$344.5	5%
Purchased in-process research
and development	52.7	--	--
Adjusted net earnings	$414.1	$344.5	20

Basic net earnings per share:
Reported basic net earnings per share	$.89	$.85	5
Purchased in-process research
and development	$.13	--	--
Adjusted basic net earnings per share	$1.02	$.85	20

Diluted net earnings per share:
Reported diluted net earnings per share	$.88	$.84	5
Purchased in-process research
and development	$.13	--	--
Adjusted diluted net earnings per share	$1.01	$.84	20

Liquidity and Capital Resources

            The Company's working capital at June 30, 2006, increased $182.9 million to $1,804.2 million from $1,621.3 million at December 31, 2005.  The increase in working capital resulted from growth in the Company's overall business and the use of cash earnings to fund increases in accounts receivable, inventories and prepaid expenses.  Accounts receivable days sales outstanding increased 3 days to 57 days at June 30, 2006 from 54 days at December 31, 2005 and days sales in inventory increased 15 days to 129 days at June 30, 2006 from 114 days at December 31, 2005.  The days sales outstanding at June 30, 2006 is consistent with historical levels.  The increase in days sales in inventory is primarily due to increasing inventory balances in support of sales and anticipated product launches in the second half of the year.

            The Company generated cash of $216.5 million from operations in the first six months of 2006 compared to $208.6 million in 2005.  In the second quarter, the Company generated cash from operations of $195.8 million compared to $182.2 million in 2005. The increase in cash provided by operating activities in the first six months and second quarter of 2006 compared to 2005 is primarily due to increased earnings partially offset by changes in working capital accounts.

            In the first half of 2006, the Company borrowed an additional $84.8 million and used cash of $311.6 million for payments on borrowings.  The Company also used $104.2 million for capital expenditures, $79.3 million for acquisitions and $44.6 million for the payment of dividends; it also purchased and sold marketable securities.  These securities are classified as available-for-sale investments in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

            The Company had $129.7 million in cash and cash equivalents and $738.0 million in marketable securities at June 30, 2006.  The Company had outstanding borrowings totaling $14.2 million at the end of the first half of 2006.  Current maturities of long-term debt at June 30, 2006 were $13.5 million and are expected to decrease to $7.6 million by December 31, 2006.  The Company believes its cash on hand and marketable securities, as well as anticipated future cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings; loaner instrumentation for surgical implants in support of new product launches; and required debt repayments.  Should additional funds be required, the Company had $1,254.1 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $1,000.0 million Unsecured Credit Facility.  In addition, the Company had $200.0 million of eligible accounts receivable that could be sold through its accounts receivable securitization facility at June 30, 2006.

Other Matters

            The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies. In the first half of 2006, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets, and the related deferred gain in shareholders' equity, by $50.7 million.

            In December 2003, the Company announced that its subsidiary Physiotherapy Associates, Inc., and Stryker received a subpoena from the United States Attorney's Office in Boston, Massachusetts, in connection with a Department of Justice investigation of Physiotherapy Associates' billing and coding practices.  In March 2005, the Company announced that it received a subpoena from the United States Department of Justice requesting documents for the period January 2002 through the present relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  In June 2006, the Company announced that it received a subpoena from the United States Department of Justice, Antitrust Division requesting documents for the period January 2001 through the present regarding possible violations of federal criminal law, including possible violation of the antitrust laws, relating to the manufacture and sale of orthopaedic implant devices.  The Company is fully cooperating with the Department of Justice regarding these matters.

            In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.  The Company plans to adopt the provisions of the Interpretation effective January 1, 2007, as required.  The Company has not yet determined what effect the adoption of the Interpretation will have on net earnings, net earnings per share and the financial position of the Company, however, any difference between the amounts recognized in the Company's financial statements prior to the adoption of the Interpretation and the amounts reported after the adoption will be accounted for as a cumulative-effect adjustment recorded in the beginning balance of retained earnings and will not require restatement of prior periods.

            In the second quarter of 2006, the Company announced that it submitted a pre-market approval (PMA) application to the United States Food and Drug Administration (FDA) for the use of OP-1 Putty for posterolateral lumbar spine fusion surgeries.  The product, OP-1 Putty, which contains the recombinant human protein OP-1 that stimulates new bone formation, is currently approved in the United States under a humanitarian device exemption (HDE) for a specific revision spine indication. The HDE approval limits the use of the product in the United States to a patient population of 4,000 per year. A related product, OP-1 Implant for nonunion bone fractures, is approved in 28 countries, including an HDE approval in the United States.

Forward-Looking Statements

            This report contains information that includes or is based on forward-looking statements within the meaning of the federal securities law that are subject to various risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied in such statements.  Such factors include, but are not limited to: pricing pressures generally, including cost-containment measures that could adversely affect the price of or demand for the Company's products; regulatory actions; unanticipated issues arising in connection with clinical studies and eventual United States Food and Drug Administration approval of additional OP-1 applications, the FlexiCore and CerviCore spinal implant products, the PlasmaSol sterilization products or other new product introductions; integration and other issues that could delay the introduction of the recently acquired Sightline product line; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment.

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

            Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There was no change to the Company's internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

            Other Matters - The Company has begun the process of implementing new Enterprise Resource Planning (ERP) systems at certain of its divisions.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting.  During the first quarter of 2006, the Company's domestic locations of its Orthopaedics and Spine divisions transitioned to their new ERP systems.  The Company's Endoscopy division began to transition to its new ERP system in July of 2006.  In connection with these ERP system implementations, the Company has and will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  The Company does not believe that these ERP system implementations have had or will have an adverse effect on the Company's internal control over financial reporting.

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

(c)	The Company issued 2,552 shares of Common Stock in the second quarter of 2006 as performance
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

STRYKER CORPORATION
(Registrant)

August 9, 2006	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, President
and Chief Executive Officer
(Principal Executive Officer)

August 9, 2006	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation