Form 10-Q
period 2006-09-30
STRYKER CORP
filed 2006-11-08
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission file number: 0-9165

STRYKER CORPORATION
(Exact name of registrant as specified in its charter)

Michigan

38-1239739
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2825 Airview Boulevard, Kalamazoo, Michigan	49002
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (269) 385-2600

Former address, if changed since last report: 2725 Fairfield Road, Kalamazoo, Michigan, 49002

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ]         NO [X]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

407,167,041 shares of Common Stock, $.10 par value, as of October 31, 2006.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	September 30	December 31
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$182.7	$491.2
Marketable securities	902.7	565.3
Accounts receivable, less allowance of $52.6 ($53.4 in 2005)	844.9	770.3
Inventories	675.1	563.5
Deferred income taxes	396.9	383.1
Prepaid expenses and other current assets	113.0	96.7
Total current assets	3,115.3	2,870.1

Property, Plant and Equipment, less allowance for depreciation of $665.9 ($571.5 in 2005)	910.7	831.0

Other Assets
Goodwill	526.8	513.2
Other intangibles, less accumulated amortization of $273.9 ($237.5 in 2005)	400.6	409.7
Loaner instrumentation, less accumulated amortization of $524.8 ($422.3 in 2005)	293.7	245.6
Deferred income taxes	111.3	91.1
Other	40.7	31.8
	1,373.1	1,291.4
	$5,399.1	$4,992.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$204.7	$206.5
Accrued compensation	244.5	252.9
Income taxes	216.5	207.3
Accrued expenses and other liabilities	431.7	534.7
Current maturities of long-term debt	14.6	47.4
Total current liabilities	1,112.0	1,248.8

Long-Term Debt, excluding current maturities	0.6	184.2
Other Liabilities	296.0	259.3
Shareholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding - 406.9 shares (405.2 in 2005)	40.7	40.5
Additional paid-in capital	534.0	452.0
Retained earnings	3,352.3	2,802.5
Accumulated other comprehensive gain	63.5	5.2
Total shareholders' equity	3,990.5	3,300.2
	$5,399.1	$4,992.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net sales	$1,294.0	$1,171.9	$3,942.8	$3,593.0
Cost of sales	441.7	417.3	1,347.1	1,270.4
Gross profit	852.3	754.6	2,595.7	2,322.6

Research, development and engineering expenses	80.4	72.0	233.4	200.6
Selling, general and administrative expenses	506.4	457.2	1,509.1	1,380.9
Intangibles amortization	11.1	10.5	32.1	38.3
Purchased in-process research and development	-	-	52.7	-
	597.9	539.7	1,827.3	1,619.8

Operating income	254.4	214.9	768.4	702.8
Other income (expense)	8.0	(0.6)	17.9	(1.4)
Earnings before income taxes	262.4	214.3	786.3	701.4
Income taxes	74.0	93.6	236.5	236.2
Net earnings	$188.4	$120.7	$549.8	$465.2

Net earnings per share of common stock:
Basic	$.46	$.30	$1.35	$1.15
Diluted	$.46	$.29	$1.34	$1.13

Average outstanding shares for the period:
Basic	406.7	403.7	406.2	403.3
Diluted	411.6	411.4	411.2	410.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2006	$40.5	$452.0	$2,802.5	$5.2	$3,300.2

Net earnings			549.8		549.8
Unrealized losses on securities				(0.9)	(0.9)
Unfunded pension losses				(0.4)	(0.4)
Foreign currency translation adjustments				59.6	59.6
Comprehensive earnings for the nine
months ended September 30, 2006					608.1
Issuance of 1.7 shares of common stock
under stock option and benefit plans,
including $17.4 excess income tax benefit	0.2	37.9			38.1
Share-based compensation		44.1			44.1
Balances at September 30, 2006	$40.7	$534.0	$3,352.3	$63.5	$3,990.5

See accompanying notes to condensed consolidated financial statements.

            In 2005, the Company declared a cash dividend of eleven cents per share to shareholders of record on December 30, 2005, payable on January 31, 2006.  No cash dividends have been declared during 2006.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Operating Activities
Net earnings	$188.4	$120.7	$549.8	$465.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	31.4	26.4	90.5	79.9
Amortization	53.4	43.6	154.0	133.4
Share-based compensation	14.8	17.7	44.1	37.9
Income tax benefit from exercise of stock options	4.8	5.2	21.4	17.5
Excess income tax benefit from exercise of stock options	(3.7)	(4.3)	(17.4)	(14.9)
Purchased in-process research and development	--	--	52.7	--
Other	1.1	1.2	5.2	5.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1.5	9.0	(54.8)	(20.2)
Inventories	(27.3)	(13.0)	(95.4)	(59.6)
Loaner instrumentation	(47.7)	(44.1)	(164.5)	(153.3)
Accounts payable	10.7	(8.8)	(7.0)	(38.8)
Accrued expenses	31.6	37.5	(32.8)	29.2
Income taxes	(0.9)	65.0	(45.6)	(20.1)
Other	22.3	2.6	(3.3)	6.1
Net cash provided by operating activities	280.4	258.7	496.9	467.3

Investing Activities
Acquisitions, net of cash acquired	(10.7)	(2.0)	(90.0)	(55.1)
Purchases of marketable securities	(2,549.3)	(461.3)	(6,223.0)	(674.2)
Proceeds from sales of marketable securities	2,383.8	338.8	5,884.8	338.8
Purchases of property, plant and equipment	(48.5)	(69.4)	(152.7)	(185.8)
Proceeds from sales of property, plant and equipment	--	0.2	0.2	0.6
Net cash used in investing activities	(224.7)	(193.7)	(580.7)	(575.7)

Financing Activities
Proceeds from borrowings	20.5	110.8	105.3	357.5
Payments on borrowings	(19.5)	(111.6)	(331.1)	(358.1)
Dividends paid	--	--	(44.6)	(36.2)
Proceeds from exercise of stock options	7.9	5.8	27.4	17.5
Excess income tax benefit from exercise of stock options	3.7	4.3	17.4	14.9
Other	(16.3)	9.3	(3.2)	(17.9)
Net cash provided by (used in) financing activities	(3.7)	18.6	(228.8)	(22.3)
Effect of exchange rate changes on cash and cash equivalents	1.0	(1.6)	4.1	(18.3)
Increase (decrease) in cash and cash equivalents	$53.0	$82.0	($308.5)	($149.0)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

September 30, 2006

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the nine-months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

            As a result of the adoption of the revised Statement, the Company's operating income for the first nine months of 2006 and 2005 was reduced by $43.6 million and $37.4 million, respectively, and the Company's net earnings for the same periods were reduced by $28.4 million and $24.3 million, respectively.  Basic net earnings per share for the first nine months of 2006 and 2005 were reduced by $.07 and $.06, respectively, and diluted net earnings per share for the first nine months of 2006 and 2005 were reduced by $.07 and $.06, respectively.  The Company's operating income for the third quarter of 2006 and 2005 was reduced by $14.6 million and $17.5 million, respectively, and the Company's net earnings for the same periods were reduced by $9.6 million and $11.4 million, respectively.  Basic net earnings per share for the third quarter of 2006 and 2005 were reduced by $.02 and $.03, respectively, and diluted net earnings per share for the third quarter of 2006 and 2005 were reduced by $.02 and $.03, respectively.  In addition, prior period balance sheets have been adjusted to reflect the cumulative impact of stock option compensation expense and stock option exercise activity as required by the modified-retrospective transition method.  The balance sheet at December 31, 2005 was adjusted to reflect decreases in retained earnings and deferred stock-based compensation of $125.7 million and $1.6 million, respectively, and increases in the balances of additional paid-in capital and noncurrent deferred income tax assets of $172.5 million and $48.4 million, respectively.

Prior to the adoption of the revised Statement, the Company presented all of the income tax benefits resulting from the exercise of stock options as cash flows provided by operating activities in the condensed consolidated statements of cash flows.  The revised Statement requires the income tax benefit from deductions, resulting from the exercise of stock options, in excess of the compensation cost recognized (excess income tax benefit) to be classified as cash flows providedby financing activities.  The $17.4 million and $14.9 million excess income tax benefit from exercise of stock options reported as cash flows provided by financing activities for the first nine months of 2006 and 2005, respectively, would have been classified as cash flows provided by operating activities if the Company had not adopted the provisions of the revised Statement.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.  The Company plans to adopt the provisions of the Interpretation effective January 1, 2007, as required.  The Company has not yet determined what effect the adoption of the Interpretation will have on net earnings, net earnings per share and the financial position of the Company.  As required by the Interpretation, any difference between the amounts recognized in the Company's financial statements prior to the adoption of the Interpretation and the amounts reported after the adoption will be accounted for as a cumulative-effect adjustment recorded in the beginning balance of retained earnings and will not required restatement of prior periods.

In October 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).  The Statement requires an entity to recognize, on its balance sheet, an asset or liability reflecting the funded status of defined benefit postretirement plans as the difference between the projected benefit obligation and fair value of plan assets with changes continuing to be reflected in the accumulated other comprehensive gain component of shareholders' equity net of related income taxes.  This Statement will not change the calculation of the amount of net periodic benefit cost included in net earnings.  The Company plans to adopt the provisions of this Statement effective December 31, 2006, as required.  Had the provisions of this Statement been adopted at December 31, 2005, the funded status of the Company's defined benefit plans would have resulted in the recognition, in the Company's balance sheet, of an additional $21.3 million non-current liability with corresponding changes in accumulated other comprehensive gain and deferred income taxes.  Adoption of the Statement will not require a restatement of prior periods.

NOTE 2

COMPREHENSIVE EARNINGS

The Company follows FASB Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive earnings and its components.  The comprehensive earnings for the nine months ended September 30, 2006 and 2005 were $608.1 million and $302.9 million, respectively, and for the three months ended September 30, 2006 and 2005 were $198.7 million and $105.5 million, respectively.

NOTE 3

INVENTORIES

            Inventories are as follows (in millions):

	September 30	December 31
	2006	2005
Finished goods	$499.1	$414.9
Work-in-process	80.1	65.4
Raw material	99.7	87.0
FIFO Cost	678.9	567.3
Less LIFO reserve	3.8	3.8
	$675.1	$563.5

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

The purchase price has been preliminarily allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.  The amount of the purchase price allocated to purchased in-process research and development resulted in a charge of $52.7 million, or $.13 per diluted share, against the Company's first quarter operating results.  At the date of the acquisition, the flexible endoscope technologies acquired had not yet reached technological feasibility.  The amount written-off as purchased in-process research and development will not be deductible for income tax purposes.  The Company believes these projects will result in the introduction of new products and will result in additional future sales.  However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of these potential new products.  Additionally, current and future clinical trials may have unanticipated issues that arise prior to regulatory approval that could delay or terminate a product's development.  The Company may experience an unfavorable impact on its operating results if it is unable to capitalize on those efforts by attaining the proper United States Food and Drug Administration approval.  As of September 30, 2006, the Company has not encountered significant issues and expects completion of the development of the flexible endoscope technologies and commercialization of the initial products in 2007.

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

NOTE 5

CAPITAL STOCK AND NET EARNINGS PER SHARE

            The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant.  The options are granted for periods of up to 10 years and become exercisable in varying installments.  A summary of stock option activity follows:

			Weighted-Average
			Remaining	Aggregate
	Shares	Weighted-Average	Contractual Term	Intrinsic Value
	(in millions)	Exercise Price	(in years)	(in millions)
Options outstanding at
January 1, 2006	24.2	$28.78
Granted	4.8	46.83
Exercised	(1.9)	14.83
Cancelled	(0.4)	43.51
Options outstanding at
September 30, 2006	26.7	$32.77	6.3	$449.4

Exercisable at
September 30, 2006	15.0	$23.72	4.7	$388.8

Options expected to vest	11.0	$44.21	8.2	$59.0

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 were $60.6 million and $51.4 million, respectively.  Shares reserved for future compensation grants of Stryker Common Stock were 25.7 million at September 30, 2006. Option shares reserved for future grants were 10.1 million at December 31, 2005.  Exercise prices for options outstanding as of September 30, 2006 ranged from $7.10 to $48.27.  At September 30, 2006, there was $148.5 million of unrecognized compensation cost related to nonvested stock options granted under the stock option plans; that cost is expected to be recognized over the following 8.4 years (weighted-average period of 2.0 years).

A summary of nonvested option activity follows (in millions, except per share amounts):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	9.8	$15.59
Granted	4.8	17.15
Vested	(2.6)	14.17
Cancelled	(0.3)	16.09
Nonvested at September 30, 2006	11.7	$16.52

The grant-date fair values of options granted during the nine months ended September 30, 2006 using the Black-Scholes option pricing model were estimated using the following weighted-average assumptions:

2006
Risk-free interest rate	4.6%
Expected dividend yield	0.2%
Expected stock price volatility	24.8%
Expected option life	7.0 years

            The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Expected volatilities are based on historical volatility of the Company's stock.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected option life represents the period of time that options granted are expected to be outstanding.

Options to purchase an average of 5.9 million and 1.1 million shares of common stock during the nine months ended September 30, 2006 and 2005, respectively, and 3.3 million shares of common stock during the three months ended September 30, 2006 were outstanding but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.

NOTE 6

RETIREMENT PLANS

            Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Service cost	$2.8	$2.1	$8.3	$6.5
Interest cost	1.8	1.6	5.3	4.8
Expected return on plan assets	(1.4)	(1.2)	(4.3)	(3.7)
Amortization of transition
amounts and prior service cost	--	0.2	0.2	0.6
Recognized actuarial loss	0.2	0.1	0.8	0.3
Net periodic benefit cost	$3.4	$2.8	$10.3	$8.5

            The Company anticipates contributing approximately $6.0 million to its defined benefit plans in 2006 to meet minimum funding requirements.  As of September 30, 2006, $3.6 million of contributions have been made.

NOTE 7

INCOME TAXES

            In the third quarter of 2005, the Company's Board of Directors approved a plan to repatriate $722.0 million of undistributed foreign earnings under the provisions of the American Jobs Creation Act of 2004.  The Company recorded a charge of $31.3 million, or $.08 per diluted share, in the third quarter of 2005 to recognize the income tax expense and related liability in the United States associated with the repatriation.  The repatriation of funds was completed in the fourth quarter of 2005 and the actual income tax expense and related liability totaled $27.4 million, or $.07 per diluted share.  As a result, the income tax expense recorded in the third quarter was reduced by $3.9 million, or $.01 per diluted share, in the fourth quarter of 2005.

The Company's effective income tax rates for the first nine months and third quarter of 2006 were 30.1% and 28.2%, respectively, as compared to effective income tax rates for the year ended December 31, 2005 and the first nine months and third quarter of 2005 of 32.6%, 33.7% and 43.7%, respectively.  The effective income tax rate for the first nine months of 2006 reflects the impact of the non-deductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of Sightline. The effective income tax rates for the 2005 periods have been restated to reflect the adoption of the revised Statement No. 123.  The effective income tax rate for the year ended December 31, 2005 also reflects the non-deductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of PlasmaSol Corp. as well as the third and fourth quarter 2005 income tax expense associated with the repatriation of foreign earnings.

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

            Effective January 1, 2006, the Company changed its business segment reporting to include the financial results of certain products within its MedSurg Equipment segment rather than within its Orthopaedic Implants segment.  The Company believes these products are better aggregated with its MedSurg Equipment products based on similarities in manufacturing and marketing practices and customer base.

            The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 of the Company's 2005 Form 10-K.  The Company measures the financial results of its reportable segments using an internal performance measure that excludes the purchased in-process research and development charge recognized for the Sightline acquisition, the additional income taxes on the repatriation of foreign earnings as well as the effect of share based compensation, which includes compensation related to both employee and director stock option plans and restricted stock grants.

Sales and net earnings (loss) by business segment follow (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended September 30, 2006
Net sales	$741.6	$489.5	$62.9	$1,294.0
Segment net earnings (loss)	128.4	72.6	(2.9)	198.1
Less share-based compensation				9.7
Net earnings				$188.4

Three Months Ended September 30, 2005
Net sales	$676.5	$429.5	$65.9	$1,171.9
Segment net earnings (loss)	101.2	68.6	(6.3)	163.5
Less income taxes on repatriation of foreign earnings				31.3
Less share-based compensation				11.5
Net earnings				$120.7

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Nine Months Ended September 30, 2006
Net sales	$2,276.3	$1,470.5	$196.0	$3,942.8
Segment net earnings (loss)	418.4	221.9	(9.1)	631.2
Less purchased in-process research and development				52.7
Less share-based compensation				28.7
Net earnings				$549.8

Nine Months Ended September 30, 2005
Net sales	$2,113.0	$1,282.6	$197.4	$3,593.0
Segment net earnings (loss)	341.1	196.9	(16.9)	521.1
Less income taxes on repatriation of foreign earnings				31.3
Less share-based compensation				24.6
Net earnings				$465.2

NOTE 9
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
AND RESULTS OF OPERATIONS

Throughout this discussion, references are made to the following non-GAAP financial measures:  "constant currency", "adjusted net earnings", "adjusted basic net earnings per share" and "adjusted diluted net earnings per share".  These financial measures do not replace the presentation of the Company's reported financial results under generally accepted accounting principles (GAAP). The Company has provided these supplemental non-GAAP financial measures because they provide meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses these non-GAAP financial measures for reviewing the operating results of its business segments and for analyzing potential future business trends in connection with its budget process.  In addition, the Company believes investors will utilize this information to evaluate period-to-period results and to better understand potential future operating results.  The Company encourages investors and other users of these financial statements to review its Consolidated Financial Statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

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

            Domestic sales accounted for 66% of total revenues in the first nine months of 2006 and 67% in the third quarter compared to 65% and 66%, respectively, for the same periods in 2005.  Most of the Company's products are marketed directly to more than 6,000 hospitals and to doctors and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 34% of total revenues in the first nine months and 33% in the third quarter of 2006 compared to 35% and 34%, respectively, for the same periods in 2005.  The Company's products are sold in more than 100 countries through both Company owned sales subsidiaries and branches and third-party dealers and distributors.

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

Outlook

            The Company's outlook for 2006 continues to be optimistic regarding underlying growth rates in orthopaedic procedures and the Company's broadly based range of products in orthopaedics and other medical specialties, despite the potential for increased pricing pressure on Orthopaedic Implants products in the United States, Japan and certain other foreign markets.  The Company projects diluted net earnings per share for 2006 of $1.89, representing a 20.4% increase over diluted net earnings per share of $1.57 for the year ended December 31, 2005.  The Company continues to project adjusted diluted net earnings per share for 2006 of $2.02, excluding the impact of the charge to write off purchased in-process research and development associated with the acquisition of Sightline during the first quarter of 2006.  The projection represents a 21.0% increase over adjusted diluted net earnings per share of $1.67 in 2005.

The financial forecast for 2006 includes a net sales increase of approximately 11% as a result of growth in shipments of Orthopaedic Implants and MedSurg Equipment, which is equal to the 11% constant currency sales growth reported for the first nine months of 2006.  Constant currency results are calculated by translating current year results at prior year average foreign currency exchange rates.  If foreign currency exchange rates hold near recent levels, the Company anticipates a favorable impact on net sales of approximately 1% in the fourth quarter and does not expect a significant impact on net sales for the full year of 2006.

The Company is also optimistic about its outlook for 2007 despite the potential for increased pricing pressures in certain markets. The Company projects that diluted net earnings per share will approximate $2.42 for 2007 as a result of expected continuing strength in the underlying growth rates for its broad range of products in orthopaedics and other medical specialties.

Results of Operations

            The tables below outline the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

	Percentage of Net Sales
	Nine Months Ended		Percentage
	September 30		Change
	2006	2005	2006/2005
Net sales	100.0	100.0	10%
Cost of sales	34.2	35.4	6
Gross profit	65.8	64.6	12
Research, development and engineering expenses	5.9	5.6	16
Selling, general and administrative expenses	38.3	38.4	9
Intangibles amortization	0.8	1.1	(16)
Purchased in-process research and development	1.3	--	--
Operating income	19.5	19.6	9
Other income (expense)	0.5	--	--
Earnings before income taxes	19.9	19.5	12
Income taxes	6.0	6.6	--
Net earnings	13.9	12.9	18

Percentage of Net Sales
	Three Months Ended		Percentage
	September 30		Change
	2006	2005	2006/2005
Net sales	100.0	100.0	10%
Cost of sales	34.1	35.6	6
Gross profit	65.9	64.4	13
Research, development and engineering expenses	6.2	6.1	12
Selling, general and administrative expenses	39.1	39.0	11
Intangibles amortization	0.9	0.9	6
Operating income	19.7	18.3	18
Other income (expense)	0.6	(0.1)	--
Earnings before income taxes	20.3	18.3	22
Income taxes	5.7	8.0	(21)
Net earnings	14.6	10.3	56

The tables below set forth domestic/international and product line sales information (in millions):

			Percentage Change
	Nine Months Ended		2006/2005
	September 30			Constant
	2006	2005	Reported	Currency
Domestic/international sales
Domestic	$2,596.2	$2,334.3	11%	11%
International	1,346.6	1,258.7	7	9
Total net sales	$3,942.8	$3,593.0	10	11

Product line sales
Orthopaedic Implants	$2,276.3	$2,113.0	8	9
MedSurg Equipment	1,470.5	1,282.6	15	15
Physical Therapy Services	196.0	197.4	(1)	(1)
Total net sales	$3,942.8	$3,593.0	10	11

			Percentage Change
	Three Months Ended		2006/2005
	September 30			Constant
	2006	2005	Reported	Currency
Domestic/international sales
Domestic	$864.3	$775.5	11%	11%
International	429.7	396.4	8	7
Total net sales	$1,294.0	$1,171.9	10	10

Product line sales
Orthopaedic Implants	$741.6	$676.5	10	9
MedSurg Equipment	489.5	429.5	14	13
Physical Therapy Services	62.9	65.9	(5)	(5)
Total net sales	$1,294.0	$1,171.9	10	10

The tables below set forth additional sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis:

	Percentage Change
	Nine Months Ended
	September 30
	2006/2005
		Constant
	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	1%	2%
Knees	11	12
Trauma	11	13
Spine	15	16
Craniomaxillofacial	12	12

Worldwide MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	12	12
Endoscopic, communications and digital
imaging systems	15	15
Patient handling and emergency
medical equipment	20	19

	Percentage Change
	Three Months Ended
	September 30
	2006/2005
		Constant
	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	4%	3%
Knees	13	12
Trauma	13	12
Spine	15	15
Craniomaxillofacial	19	19

Worldwide MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	10	9
Endoscopic, communications and digital
imaging systems	17	16
Patient handling and emergency
medical equipment	19	18

Stryker Corporation's net sales increased 10% in the first nine months of 2006 to $3,942.8 million from $3,593.0 million in 2005.  For the third quarter of 2006 net sales were $1,294.0 million, representing a 10% increase over net sales of $1,171.9 million in the third quarter of 2005.  Net sales for the first nine months of 2006 grew by 10% as a result of increased unit volume and changes in product mix, 1% as a result of improved selling prices offset by an unfavorable impact of 1% from changes in foreign currency exchange rates.  Net sales for the third quarter of 2006 grew by 9% as a result of increased unit volume and changes in product mix and 1% as a result of improved selling prices.

            The Company's domestic sales were $2,596.2 million for the first nine months of 2006 and $864.3 million for the third quarter, representing increases of 11% for both periods as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  International sales were $1,346.6 million for the first nine months of 2006 and $429.7 million for the third quarter, representing increases of 7% and 8%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $27.9 million in the first nine months and favorable by $6.9 million in the third quarter.  On a constant currency basis, international sales increased 9% in the first nine months of 2006 and 7% in the third quarter.

Worldwide sales of Orthopaedic implants were $2,276.3 million for the first nine months of 2006 and $741.6 million for the third quarter, representing increases of 8% and 10%, respectively, as a result of higher shipments of reconstructive (hip, knee and shoulder), trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor OP-1.  On a constant currency basis, sales of Orthopaedic Implants increased 9% in both the first nine months and third quarter of 2006.  Comparative quarterly sales of Orthopaedic Implants can be positively or negatively impacted by the number of business days available during the quarter to perform surgeries.  Comparative Orthopaedic Implant sales for the third quarter of 2006 were negatively impacted by one fewer business day in the United States.

            Sales of hip implant systems increased 1% in the first nine months of 2006 and 4% in the third quarter (up 2% and 3%, respectively, on a constant currency basis).  In the United States, sales growth was driven by sales of the recently launched X3 Polyethylene and sales growth in Accolade cementless hip products and Restoration Modular Hip System revision hip products partially offset by declines in other hip systems.  Solid growth in the Trident Hip System, Accolade cementless hip products and Restoration Modular Hip System revision hip products in Europe as well as solid growth in

Accolade cementless hip products and the Trident Hip System in the Pacific region also led to the Company's constant currency sales growth for the first nine months of 2006.

            Sales of knee implant systems increased 11% in the first nine months of 2006 and 13% in the third quarter (12% in both periods on a constant currency basis) due to strong growth in the Triathlon knee system in the United States and solid growth in the Triathlon and Scorpio knee systems in international markets.

            Sales of trauma implant systems increased 11% in the first nine months of 2006 and 13% in the third quarter (13% and 12%, respectively, on a constant currency basis) as a result of strong worldwide sales growth in the Gamma 3 Hip Fracture System as well as strong sales growth in the T2 Nailing System in the United States and Europe.

Sales of spinal implant systems increased 15% in both the first nine months and third quarter of 2006 (16% and 15%, respectively, on a constant currency basis) primarily due to strong worldwide sales growth of interbody devices led by sales of the AVS vertebral spacer system as well as solid sales growth in thoraco-lumbar products internationally.

Sales of craniomaxillofacial implant systems increased 12% in the first nine months of 2006 and 19% in the third quarter (12% and 19%, respectively, on a constant currency basis) as a result of strong domestic sales growth led by products for neurological indications and craniomaxillofacial implants.

Worldwide sales of MedSurg Equipment were $1,470.5 million for the first nine months of 2006 and $489.5 million for the third quarter, representing increases of 15% and 14%, respectively, as a result of higher shipments of surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  On a constant currency basis, sales of MedSurg Equipment increased 15% and 13% for the first nine months and third quarter of 2006, respectively.

Sales of surgical equipment and surgical navigation systems increased 12% in the first nine months of 2006 and 10% in the third quarter (12% and 9%, respectively, on a constant currency basis) due to strong domestic sales growth in surgical navigation systems, operating room equipment and interventional pain products.  Strong sales growth in powered surgical instruments outside the United States also led to the Company's constant currency sales growth.

            Sales of endoscopic, communications and digital imaging systems increased 15% in the first nine months of 2006 and 17% in the third quarter (15% and 16%, respectively, on a constant currency basis) as a result of strong worldwide sales growth in medical video imaging equipment led by imaging and communications products and very solid worldwide sales growth in general surgery products.  Strong sales of the recently launched 1188 Camera products also contributed to the quarterly sales growth.

            Sales of patient handling and emergency medical equipment increased 20% in the first nine months of 2006 and 19% in the third quarter (19% and 18%, respectively, on a constant currency basis) due to strong sales growth in bed products in the United States, Latin America and Canada, strong domestic sales growth in emergency medical equipment as well as solid stretcher growth in Latin America and Canada.

            Physical Therapy Services revenues were $196.0 million for first nine months of 2006 and $62.9 million for the third quarter of 2006, representing decreases of 1% for the first nine months of 2006 and 5% in the third quarter, primarily due to lower revenues from existing centers.

            Cost of sales in the first nine months of 2006 represented 34.2% of sales compared to 35.4% in the same period of 2005.  In the third quarter of 2006, the cost of sales percentage decreased to 34.1% from 35.6% in the third quarter of 2005. The decrease in the cost of sales percentage is primarily due to lower excess and obsolete inventory costs as a result of fewer comparative product introductions in the first nine months of 2006 and reduced royalty costs related to the expiration of certain royalty agreements partially offset by faster sales growth in the lower margin MedSurg Equipment segment.

            Research, development and engineering expenses represented 5.9% of sales in the first nine months of 2006 compared to 5.6% in the same period of 2005 and increased 16% to $233.4 million.  In the third quarter these costs increased 12% and represented 6.2% of sales in 2006 compared to 6.1% in 2005.  The higher spending level is the result of the Company's continued focus on new product development for anticipated product launches throughout the remainder of the year and in future years.

            Selling, general and administrative expenses increased 9% in the first nine months of 2006 and represented 38.3% of sales compared to 38.4% in the same period of 2005.  In the third quarter, these expenses increased 11% and represented 39.1% of sales in 2006 compared to 39.0% in 2005.  The decrease in selling, general and administrative expenses as a percent of sales in the first nine months of 2006 is primarily due to decreases in insurance costs as well as slower growth in discretionary spending partially offset by higher sales-related costs; primarily compensation, instrument amortization and sample expenses.  The increase in selling, general and administrative expenses as a percent of sales in the third quarter of 2006 is primarily due to higher sales-related costs.

The purchased in-process research and development charge of $52.7 million recorded in the first quarter of 2006 relates to the acquisition of Sightline.  At the date of the acquisition, the flexible endoscope technologies acquired had not yet reached technological feasibility.  The upfront payment of $50.0 million, plus certain transaction costs and the assumption of certain liabilities, was allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.  The Company believes these projects will result in the introduction of new products and will result in additional future sales.  However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of these potential new products.  Additionally, current and future clinical trials may have unanticipated issues that arise prior to regulatory approval that could delay or terminate a product's development.  The Company may experience an unfavorable impact on its operating results if it is unable to capitalize on those efforts by attaining the proper United States Food and Drug Administration approval.  As of September 30, 2006, the Company has not encountered significant issues and expects completion of the development of the flexible endoscope technologies and ommercialization of the initial products in 2007.

            As a result of the adoption of the revised Statement No. 123, the Company's operating income for the first nine months of 2006 and 2005 was reduced by $43.6 million and $37.4 million, respectively, and the Company's net earnings for the same periods were reduced by $28.4 million and $24.3 million, respectively.  Basic net earnings per share for the first nine months of 2006 and 2005 were reduced by $.07 and $.06, respectively, and diluted net earnings per share for the first nine months of 2006 and 2005 were reduced by $.07 and $.06, respectively.  The Company's operating income for the third quarter of 2006 and 2005 was reduced by $14.6 million and $17.5 million, respectively, and the Company's net earnings for the same periods were reduced by $9.6 million and $11.4 million, respectively.  Basic net earnings per share for the third quarter of 2006 and 2005 were reduced by $.02 and $.03, respectively, and diluted net earnings per share for the third quarter of 2006 and 2005 were reduced by $.02 and $.03, respectively.

            Interest and investment income, which are included in other income (expense), increased to $27.0 million in the first nine months of 2006 from $5.8 million in 2005 and increased to $10.3 million in the third quarter of 2006 from $2.4 million in 2005 as a result of increased cash and cash equivalents and marketable securities balances compared to the year earlier period.

            The Company's effective income tax rates for the first nine months and third quarter of 2006 were 30.1% and 28.2%, respectively, as compared to effective income tax rates for the year ended December 31, 2005 and the first nine months and third quarter of 2005 of 32.6%, 33.7% and 43.7%, respectively.  The effective income tax rate for the first nine months of 2006 reflects the impact of the non-deductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of Sightline. The effective income tax rates for the 2005 periods have been restated to reflect the adoption of the revised Statement No. 123.  The effective income tax rate for the year ended December 31, 2005 also reflects the non-deductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of PlasmaSol Corp. as well as the third and fourth quarter 2005 income tax expense associated with the repatriation of foreign earnings.  The effective income tax rates for the first nine months and third quarter of 2005 also reflect the third quarter 2005 income tax expense associated with the repatriation of foreign earnings under the provisions of the American Jobs Creation Act.

            Net earnings for the first nine months of 2006 were $549.8 million, an increase of 18% compared to net earnings of $465.2 million in the first nine months of 2005.  Basic net earnings per share increased 17% in the first nine months of 2006 to $1.35 from $1.15 in 2005, and diluted net earnings per share increased 19% in the first nine months of 2006 to $1.34 from $1.13 in 2005.  Net earnings for the third quarter of 2006 were $188.4 million representing a 56% increase over net earnings of $120.7 million in the third quarter of 2005.  Basic net earnings per share increased 53% in the third quarter of 2006 to $.46 from $.30 in 2005, and diluted net earnings per share increased 59% in the third quarter of 2006 to $.46 from $.29 in 2005.

            Excluding the impact of the $52.7 million charge to write off purchased in-process research and development in the first quarter of 2006 and the $31.3 million income tax expense associated with the repatriation of foreign earnings in the third quarter of 2005, adjusted net earnings for the first nine months of 2006 increased 21% to $602.5 million from $496.5 million in 2005.  Adjusted basic net earnings per share increased 20% in the first nine months of 2006 to $1.48 from $1.23 and adjusted diluted net earnings per share increased 21% to $1.47 from $1.21.  Excluding the third quarter impact of the income tax expense associated with the repatriation of foreign earnings in 2005, net earnings for the third quarter of 2006 increased 24% to $188.4 million from adjusted net earnings of $152.0 million in 2005.  Basic net earnings per share increased 21% in the third quarter of 2006 to $.46 from adjusted basic net earnings per share of $.38 in 2005 and diluted net earnings per share increased 24% to $.46 from adjusted diluted net earnings per share of $.37 in 2005.

The reconciliation of this non-GAAP financial measure is as follows (in millions, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30			September 30
			Percentage			Percentage
	2006	2005	Change	2006	2005	Change
Reported net earnings	$188.4	$120.7	56%	$549.8	$465.2	18%
Purchased in-process research
and development	--	--	--	52.7	--	--
Income taxes on repatriation of
foreign earnings	--	31.3	(100)	--	31.3	(100)
Adjusted net earnings	$188.4	$152.0	24	$602.5	$496.5	21

Basic net earnings per share:
Reported basic net earnings per share	$.46	$.30	53	$1.35	$1.15	17
Purchased in-process research
and development	--	--	--	$.13	--	--
Income taxes on repatriation of
foreign earnings	--	$.08	(100)	--	$.08	(100)
Adjusted basic net earnings per share	$.46	$.38	21	$1.48	$1.23	20

Average basic shares outstanding	406.7	403.7		406.2	403.3

Diluted net earnings per share:
Reported diluted net earnings per share	$.46	$.29	59	$1.34	$1.13	19
Purchased in-process research
and development	--	--	--	$.13	--	--
Income taxes on repatriation of
foreign earnings	--	$.08	(100)	--	$.08	(100)
Adjusted diluted net earnings per share	$.46	$.37	24	$1.47	$1.21	21

Average diluted shares outstanding	411.6	411.4		411.2	410.9

            The weighted average basic and diluted shares outstanding used in the calculation of this non-GAAP financial measure are the same as the shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

            The Company's working capital at September 30, 2006, increased $382.0 million to $2,003.3 million from $1,621.3 million at December 31, 2005.  The increase in working capital resulted from growth in the Company's overall business and the use of cash earnings to fund increases in marketable securities, accounts receivable, inventories and other current assets.  Accounts receivable days sales outstanding increased 5 days to 59 days at September 30, 2006 from 54 days at December 31, 2005 and days sales in inventory increased 24 days to 138 days at September 30, 2006 from 114 days at December 31, 2005.  The increase in days sales outstanding at September 30, 2006 is primarily due to slower collections during the third quarter in the United States, Europe and the Pacific region.  The increase in days sales in inventory is primarily due to increasing inventory balances in Orthopaedic Implant finished goods in support of recent and anticipated product launches.

            The Company generated cash of $496.9 million from operations in the first nine months of 2006 compared to $467.3 million in 2005.  In the third quarter, the Company generated cash from operations of $280.4 million compared to $258.7 million in 2005. The increase in cash provided by operating activities in the first nine months and third quarter of 2006 compared to 2005 is primarily due to increased earnings partially offset by changes in working capital accounts.

In the first nine months of 2006, the Company borrowed an additional $105.3 million and used cash of $331.1 million for payments on borrowings.  The Company also used $152.7 million for capital expenditures, $90.0 million for acquisitions and $44.6 million for the payment of dividends; it also purchased and sold marketable securities.  These securities are classified as available-for-sale investments in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

            The Company had $182.7 million in cash and cash equivalents and $902.7 million in marketable securities at September 30, 2006.  The Company had outstanding borrowings totaling $15.2 million September 30, 2006.  Current maturities of long-term debt at September 30, 2006 were $14.6 million and are expected to decrease to $10.0 million by December 31, 2006.  The Company believes its cash on hand and marketable securities, as well as anticipated future cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings; loaner instrumentation for surgical implants in support of new product launches; and required debt repayments.  Should additional funds be required, the Company had $1,043.6 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $1,000.0 million Unsecured Credit Facility.  In addition, the Company had $200.0 million of eligible accounts receivable that could be sold through its accounts receivable securitization facility at September 30, 2006.

Other Matters

            The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies. In the first nine months of 2006, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets, and the related deferred gain in shareholders' equity, by $59.6 million.

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

In October 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).  The Statement requires an entity to recognize, on its balance sheet, an asset or liability reflecting the funded status of defined benefit postretirement plans as the difference between the projected benefit obligation and fair value of plan assets with changes continuing to be reflected in the accumulated other comprehensive income component of shareholders' equity net of related income taxes.  This Statement will not change the calculation of the amount of net periodic benefit cost included in net earnings.  The Company plans to adopt the provisions of this Statement effective December 31, 2006, as required.  Had the provisions of this Statement been adopted at December 31, 2005, the funded status of the Company's defined benefit plans would have resulted in the recognition, in the Company's balance sheet, of an additional $21.3 million non-current liability with corresponding changes in accumulated other comprehensive gain and deferred income taxes.  Adoption of the Statement will not require a restatement of prior periods.

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

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.  There was no change to the Company's internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Other Matters - The Company has begun the process of implementing new Enterprise Resource Planning (ERP) systems at certain of its divisions.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting.  During the first quarter of 2006, the Company's domestic locations of its Orthopaedics and Spine divisions transitioned to their new ERP systems.  The Company's Endoscopy division began to transition to its new ERP system in the third quarter of 2006.  In connection with these ERP system implementations, the Company has and will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  The Company does not believe that these ERP system implementations have had or will have an adverse effect on the Company's internal control over financial reporting.

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

STRYKER CORPORATION
(Registrant)

November 8, 2006	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, President
and Chief Executive Officer
(Principal Executive Officer)

November 8, 2006	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation