Form 10-K
period 2006-12-31
STRYKER CORP
filed 2007-02-28
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 000-09165

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

YES [  ]         NO [X]

Based on the closing sales price of June 30, 2006, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $12,637,735,017.

The number of shares outstanding of the registrant's Common Stock, $.10 par value, was 408,450,841 at January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the proxy statement to be filed with the Securities and Exchange Commission relating to the 2007 Annual Meeting of Shareholders (the "2007 proxy statement") are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This report contains information that includes or is based on forward-looking statements within the meaning of the federal securities law that are subject to various risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied in such statements.  Such factors include, but are not limited to: pricing pressures generally, including cost-containment measures that could adversely affect the price of or demand for the Company's products; regulatory actions; unanticipated issues arising in connection with clinical studies and eventual United States Food and Drug Administration (FDA) approval of additional OP-1 applications, the FlexiCore and CerviCore spinal implant products, the PlasmaSol sterilization products or other new product introductions; integration and other issues that could delay the introduction of the Sightline product line; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment.

While the Company believes that the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate.  All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

REGISTERED TRADEMARKS, TRADEMARKS AND SERVICE MARK

            Stryker Corporation or its subsidiaries own the registered trademarks ABG, Accolade, Apex, AVS, BoneSave, BoneSource, CentPillar, Chaperone, Crossfire, DEKOMPRESSOR, Duracon, eTrauma, FlexiCore, Formula, Gamma, GMRS, Grosse & Kempf, Hansson, Hoffman, Howmedica, i-Suite, Monotube, MX-PRO, Neptune, NRG, Omnifit, OP-1, Opus, Osteonics, PainPump, Partnership, Passport, PlasmaSol, Reflex, Restoration, Scorpio, SIDNE, Silverglide, Simplex P, Solar, SpineCore, SpinePlex, STAIR-PRO, Sterishield, Stryker, Stryker Leibinger, T2, TissueMend, TPS U2 ELITE, Triathlon, Trident, VLIFT, X3, Xia and Zoom; the trademarks 3-chip, Asnis, Avon, CerviCore, ConstaVac, Dall-Miles, Discmonitor, EIUS, Exeter, Gamma, Glideaway, Hydroset, Kinemax, Lock-Rite, OASYS, Omega, OrthoLock, OrthoPad, POWER-PRO, PureFix, Revolution, S2, Secur-Fit, Sightline, TenXor, Triax and Tritanium; and the service mark Physiotherapy Associates.

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

In the first quarter of 2006, the Company acquired all of the outstanding stock of Sightline Technologies Ltd. (Sightline), a private, development-stage company.  The acquisition of Sightline, a developer of flexible endoscopes, is expected to enhance the Company's presence in the gastrointestinal and other markets within its MedSurg Equipment segment.

In the fourth quarter of 2005, the Company completed the repatriation of $722 million of foreign earnings under the provisions of the American Jobs Creation Act (the Act).  The Act provided a temporary incentive for United States companies to repatriate accumulated income earned in foreign jurisdictions at a reduced income tax cost.  The repatriated funds were invested pursuant to an approved Domestic Reinvestment Plan that conformed to the Act.

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

PRODUCT SALES

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor
OP-1.  The MedSurg Equipment segment sells surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  The Other category includes Physical Therapy Services and corporate administration, interest expense and interest and marketable securities income.  The following amounts (in millions) and percentages represent business segment and domestic/international net sales during each of the three years ended December 31:

	2006		2005		2004
	$	%	$	%	$	%
Business segment sales:
Orthopaedic Implants	$3,110.1	57%	$2,849.5	59%	$2,556.2	60%
MedSurg Equipment	2,037.1	38	1,759.4	36	1,461.2	34
Other	258.4	5	262.6	5	244.9	6
Total net sales	$5,405.6	100%	$4,871.5	100%	$4,262.3	100%

Domestic/international sales:
Domestic	$3,556.8	66%	$3,165.6	65%	$2,753.0	65%
International	1,848.8	34	1,705.9	35	1,509.3	35
Total net sales	$5,405.6	100%	$4,871.5	100%	$4,262.3	100%

Additional financial information regarding the Company's operating segments and geographic areas can be found under the captions "Results of Operations" on pages 28 through 35 and "Note 11 - Segment and Geographic Data" on pages 62 through 64 of this report.

Approximately 75% of the Company's sales in 2006, 76% in 2005 and 78% in 2004 consisted of products with short lives, such as reconstructive, trauma, spinal and craniomaxillofacial implant systems (while implants have a long useful life to the patient, they have a one-time use to the hospital); disposables and expendable tools; parts and service revenues, including service and repair charges; and physical therapy revenues.  The balance of sales in each of the years came from products that could be considered capital equipment, having useful lives in excess of one year.

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

In 2006, the Company began the initial launch of a hip resurfacing product in certain international markets.  This product represents a less invasive option for younger patients with the potential for enhanced stability and range of motion.  In hip resurfacing procedures, very little bone is removed from the femoral head, the femoral neck is preserved and the femoral canal is spared.

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

            The Company's Scorpio Total Knee Minimally Invasive Instrumentation is designed to complement the unique, minimally invasive total knee procedure pioneered by a leading orthopaedic surgeon.  This technique can reduce the length of the incision by approximately 70%.  Because of the Company's commitment to responsible science, a multicenter study was conducted to validate the technique's reproducibility and potential benefits, such as reduced pain and earlier return to function.

The EIUS Unicondylar Knee and the Avon Patellofemoral Joint are resurfacing, bone-conserving designs that are used to treat disease isolated to one compartment of the knee.  These pre-total knee treatment options can also be implanted using minimally invasive techniques.

Orthobiologics

            Stryker strives to be an innovator and leader in the fast-growing field of orthobiologics with products that combine both natural and synthetic technologies.  The Company's innovative product portfolio includes such products as OP-1, a proprietary, recombinant version of a signaling protein with multiple tissue regeneration properties; TissueMend, a single-layer acellular collagen matrix that is easy to handle and delivers both unrivaled strength and documented remodeling capability; Hydroset, the next generation in bone substitute technology which is injectible, sculptable and fast setting; BoneSource BVF, an effective osteoconductive bone substitute with excellent biocompatibility and mechanical stability; and BoneSave, a granules-based alternative to conventional bone grafting.

Hip Implant Systems

Through Stryker Orthopaedics, the Company offers a variety of hip implant systems for the global reconstructive market.  The ABG Hip System, Partnership Hip System, Secur-Fit Hip System, Omnifit Hip System, Accolade Hip System and Restoration Hip System are all comprehensive systems of hip implants and associated instrumentation designed to provide physicians and patients with reliable results and to reduce operating time for primary and revision procedures.  The Exeter Total Hip System is based on a collarless, highly polished, double-tapered femoral design that reduces shear stresses and increases compression at the cement/bone interface.  During 2004, the Company began transitioning to its new Restoration Modular Revision Hip System in the United States, Europe, Australia and Canada.  This system offers surgeons performing revision surgeries flexibility in treating complex hip stem revisions and restoring patient biomechanics.  The Restoration Modular Revision Hip System also takes advantage of Stryker's long clinical history with hydroxylapatite (HA), a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to bone, by incorporating PureFix HA coating on many components.  The Restoration Modular Revision Hip System complements the Company's existing Restoration HA and Restoration plasma spray (PS) monolithic revision systems.

In 2006, the Company announced that it received clearance from the FDA for its advanced bearing system, LFIT Anatomic Femoral Heads with X3 polyethylene liners.  This represents a significant advancement in hip bearing technology with the combination of Stryker's Low Friction Ion Treatment (LFIT) technology and X3 advanced bearing technology.  The femoral heads are anatomically sized for more natural hip performance.

Following the clinical success of its Crossfire technology, a highly crosslinked polyethylene designed to reduce wear, Stryker launched X3 polyethylene in 2005.  X3 polyethylene is the Company's next-generation highly crosslinked polyethylene and features a higher level of strength and wear reduction in both hip and knee replacements.

Stryker was the first company to receive clearance from the FDA to commercially release for sale in the United States a hip implant with HA surface treatment.  The Company's global clinical experience with HA-

coated hip stems now extends over 20 years and reported clinical performance continues to equal or exceed that of comparable hip stems reported in the scientific literature.

The Company began a limited launch of its CentPillar Hip System in the Japanese market in 2003, with a full rollout in 2004.  The Taro Hip System and CentPillar Hip System provide lines of products that offer an increased range of motion and a minimally invasive technique preferred by Japanese surgeons for their patients.

The Company received premarket approval (PMA) from the FDA in 2003 for its ceramic-on-ceramic hip replacement system, the Trident Ceramic Acetabular Insert, for patients in the United States.  Stryker Orthopaedics has successfully launched the Trident ceramic insert in the United States, Europe, Australia and Canada.  The Trident insert is wear resistant, and it is protected and strengthened by a patented titanium sleeve.  In 2006, the Company launched the Trident Tritanium Acetabular Shell which contains a highly porous surface that closely resembles the structure of trabecular bone.  This shell is designed for revision surgery and contains multiple screw holes to achieve bone fixation and initial stability.  Other technologies used for total hip replacement include metal-on-conventional polyethylene and metal-on-highly crosslinked polyethylene articulations.

The Company entered 2007 with more than 30 years of clinical history with the Exeter Hip System, more than 20 years of clinical history with the Omnifit cemented stem and more than 20 years of clinical history with the Omnifit HA stem.  Long-term clinical results are an important factor in the Company's ability to market hip implants.

Knee Implant Systems

The Company offers five major knee implant systems under the Stryker brand name:  the Duracon, EIUS, Global Modular Replacement System (GMRS), Scorpio and Triathlon systems.  Utilized in more than 500,000 procedures worldwide, the Duracon System combines high levels of joint conformity throughout the range of motion and consistent anatomic tracking.  The DuraconTS and ScorpioTS Revision systems and Modular Rotating Hinge completed the product line offerings with implants for complex revision procedures.

Launched on a limited basis in the United States and Europe in 2004, the Triathlon Knee System represents the Company's evolutionary design that has been developed to more closely reproduce natural knee motion and is designed to provide mobility with stability through more than 150 degrees of flexion.  In 2006, Stryker introduced anterior referencing instruments for use with this knee system.  In 2005, the Company launched a posteriorly-stabilized (PS) version of the Triathlon knee following the launch of the cruciate-retaining (CR) version in 2004.  During 2005, the Company continued its launch of the Triathlon Knee System on a worldwide basis throughout the United States and Europe and into Canada and the Pacific region.  The state-of-the-art Triathlon Knee instrumentation is designed to improve operating room efficiency through a streamlined, integrated system providing options and flexibility to meet surgeons' varying preferences and multiple surgical techniques.

The GMRS is a global product that offers a comprehensive solution for severe bone loss in oncology, trauma and revision surgery patients.  GMRS has tibial and femoral components, including a total femur, and a modular rotating hinge knee.  The system employs both titanium and cobalt chrome alloys for strength and lightness of weight, together with the superior flexibility of the hinge.  The MRS, the predecessor to the GMRS, was the first modular segmental replacement system when it was introduced in 1988.  These systems' components have maintained a leadership position in this market segment since their introduction.

The Scorpio knee implant design is based on the epicondylar axis of the knee.  This patented approach addresses significant clinical issues, such as improved patient rehabilitation and midflexion stability, through an increase in the patella-femoral moment arm and a single anterior-posterior radius.  In 2006, the Scorpio HA CR and Scorpio HA PS versions were launched.  The Scorpio HA CR product is designed to minimize polyethylene wear and the Scorpio HA PS product features a minimally invasive open box design and maximized stability.  The Scorpio Plus Mobile Bearing tibial component was launched in markets outside the United States in 2001, and a clinical trial is in progress in the United States.  This addition to the Scorpio line provides a competitive entry into the growing, mobile-bearing market segment.  The Scorpio NRG, originally launched in Japan, was introduced in Europe and the Pacific region in 2005 and in the United States in 2006.  Scorpio NRG provides additional kinematic benefits over ScorpioFlex, including increased rotational allowance, an articulating design for deeper flexion and greater extension allowance without impingement.  The ScorpioFlex, which is available for both posterior cruciate-retaining and cruciate-substituting indications, is specifically designed for patients who have the ability and motivation to return to high-flexion activities such as gardening and golfing.  ScorpioFlex has also enjoyed success in Japan, where it is sold under the trade name Scorpio SuperFlex.  The Scorpio System is supported by the Passport instrumentation system, which was designed to provide intraoperative flexibility and precision as well as a simple, cost-effective approach to total knee replacement surgery.

The EIUS Unicondylar Knee replacement system is designed for the minimally invasive knee surgery market segment.  This system marries bone-sparing femoral and tibial implants with sophisticated instrumentation and a surgical technique aimed at reducing rehabilitation time for patients.

Other Joint Replacement Products

          The Company markets other joint replacement products, principally shoulder and elbow implants and related instruments, under the Stryker brand name.  The Solar Total Shoulder System provides a unique design for the humeral head that allows surgeons to adjust tension of the supporting tissues while maximizing range of motion.  The shoulder instruments offer surgeons increased visibility and access to this tightly confined joint space.  The Solar BiPolar Shoulder provides surgeons with additional options for addressing rotator cuff arthropathy arthritis of the shoulder and incorporates the patented bipolar locking mechanism that is also used in the Company's hip implants.  The Solar Shoulder product line gives surgeons increased intraoperative flexibility to restore the patient's shoulder kinematics.  The Solar Total Elbow complements products offered for upper extremity procedures.  The semiconstrained design and modular components address varying types of patient anatomy.

Bone Cement

        Simplex bone cement, a material used to secure cemented implants to bone, was first approved for orthopaedic use in the United States in 1971 and is the most widely used bone cement in the world.  The Company manufactures and provides several variations of Simplex bone cement to meet specific patient needs.  Simplex has more than 45 years of clinical history, the longest of any bone cement, with more than 400 published clinical papers.

Trauma Implant Systems

Through Stryker Osteosynthesis, the Company develops, manufactures and markets its trauma extremities and deformities systems.  These systems, including nailing, plating, hip fracture, external fixation systems and bone substitutes are used primarily in deformity corrections and in the fixation of fractures resulting from sudden injury. These products consist of internal fixation devices marketed under such names as Gamma, Grosse & Kempf, Omega, Dall-Miles, Asnis, AxSOS, Hydroset, T2 and S2, along with external fixation devices marketed under the Apex, Hoffmann II and Monotube Triax names.

The Company's internal fixation product portfolio includes a full array of IM nails, hip fracture devices and plates and screws in both titanium and stainless steel.  These products complement the total hip and knee replacement offerings mentioned above by offering a restorative option in addition to total replacement.

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

The T2 Nailing System includes femoral, tibial and humeral components with a common instrument platform for accuracy and ease of use.  The Company has also recently introduced the T2 Ankle Arthrodesis Nail to provide the option for tibiotalocalcaneal fusion with a retrograde IM nail that provides for limited soft tissue damage in the ankle area, early weight bearing and compression of the subtalar and tibiotalar joints.  Building on the success of this titanium nail, the Company introduced the stainless steel S2 tibial and femoral nails.  The S2 nails are designed to meet the needs of Level 1 trauma centers in the United States and to broaden the Stryker product line in the rest of the world.  Following an initial release in selected markets during 2003, the Gamma3 IM hip fracture nail was fully launched during 2004 in the United States, Japan and Europe.  The Gamma3 is based on more than 15 years of Gamma Nail experience and is the third generation of IM short and long Gamma fixation nails.  The Gamma3 System is designed to facilitate minimally invasive surgery and reduce surgery time through the use of newly designed implants and instrumentation.  The Asnis Cannulated Screw System can help simplify the operative procedure through features that allow surgeons to place, insert and remove locking screws easily.

To address the knee trauma segment, Stryker offers the Hoffman II Modular Fixation System, the T2 SCN Nailing System and the SPS and AxSOS plating solutions.  The Hoffman II knee-bridging frame is used to stabilize injuries to the knee until definitive treatment with a plate or nail, or reconstruction takes place.  In addition, Stryker offers the T2 SCN Nail, which can be used for definitive treatment of supracondylar femur fractures just above the knee joint. This nail can also be used for periprosthetic fracture fixation for traumatic fractures in patients who have already had a joint replacement.

Stryker has several product lines for upper extremity trauma. The Numelock II Polyaxial Locked Plating System is the only comprehensive, upper extremity, polyaxial periarticular fracture fixation system on the market. The T2 Proximal Humeral Nail has been very well received and offers a minimally invasive option for fractures of the humerus. The Universal Distal Radius System complements the stainless steel Numelock II with a titanium option in distal radius plates and screws. The Universal Distal Radius System offers a wide array of precontoured, variable-sized plates for volar, distal and column approaches and both open reduction and internal fixation techniques.  In 2006, the Company launched, on a limited basis, the second generation VariAx Universal Distal Radius System that is thinner than the original and features polyaxial locking.  The AxSOS Locking Plate System, also introduced in 2006, is designed to treat metaphyseal and diaphyseal fractures with low profile anatomically contoured plates, a unique screw design and a simple instrument platform.

The Company's external fixation products also include the Hoffmann II Compact and MicroFix, the Monotube Triax monolateral system, the TenXor circular fixation system for complex fractures and a complete range of pins and wires for attaching the devices to fractured bones. The Hoffmann II Compact for upper extremity fractures includes a patented snap-fit mechanism that makes it easy for surgeons to construct the fixation device to fit the patient and align the fractured bones.  It also has a full selection of lightweight radiolucent connection bars that allow for quick intraoperative fracture repair. The Monotube Triax System is available in three sizes and includes an adjustable feature that enables surgeons not only to stabilize fractures but also to lengthen the bone in cases where bone has been removed due to damage.  The TenXor hybrid frame enables surgeons to treat complex fractures around the joints with both pins and long transfixing wires.  This attribute is especially useful for patients with multipart fractures near the ankle and knee.  The system features advanced composite materials and is compatible with the Hoffman II snap-fit connection devices.

Craniomaxillofacial Implant Systems

Through Stryker Osteosynthesis, the Company develops, manufactures and markets plating systems and related implants and products for craniomaxillofacial surgery.  In 2006, Stryker introduced HydroSet, a self-setting calcium phosphate bone substitute that is indicated to fill certain bone voids or gaps of the skeletal system.  Also in 2006, the Company launched DuraMatrix, a second generation dura substitute technology, which is a conformable and resorbable membrane matrix engineered from highly purified type I collagen.  In 2005, the Company extended its Universal Fixation System for craniomaxillofacial surgery with the addition of a facial trauma module.

Spinal Implant Systems

Through Stryker Spine, the Company develops, manufactures and markets spinal implant products including cervical, thoracolumbar and interbody systems used in spine injury, deformity and degenerative therapies.  Spinal implant products include plates, rods, screws, connectors, spacers and cages, along with proprietary implant instrumentation.  In 2006, the Company introduced the VLIFT vertebral body replacement system consisting of a preassembled, cylindrically shaped titanium cage with a distractible or retractable center.  The hollow core of the cage allows for packing bone graft.  Also in 2006, Stryker launched the AVS AS and AL Spacers which are used as vertebral body support devices in anterior procedures.

In 2004, Stryker introduced the OASYS fixation system developed to serve posterior cervical fusion, which is an emerging area of spinal surgery. The product was introduced in the United States following a successful launch in the European market during 2003.  Also in 2004, Stryker introduced the Reflex Hybrid anterior cervical plate and the AVS PL vertebral spacer system.  The Reflex Hybrid features the ability to utilize both fixed and variable angle screws.  The AVS PL spacer system represents Stryker's initial product offering in the vertebral spacer category.

OP-1 Implant/BMP-7

            More than two decades ago, Stryker saw the potential that orthobiologic products held for orthopaedics in an aging world and began a long-term investment in OP-1, initially focused on the bone growth properties of OP-1.  OP-1 was originally discovered by Creative BioMolecules, Inc. (a company that subsequently merged into Curis, Inc.) with which Stryker funded a long-term development collaboration with a vision to develop the first molecules to stimulate tissue regeneration. Stryker's first therapeutic product, OP-1 Implant, is composed of recombinant human OP-1 and a bioresorbable collagen matrix.  OP-1 is a natural protein that the human body makes to induce bone formation. In preclinical studies, OP-1 induced the formation of new bone when implanted into bony defect sites. Stryker was the first company to enter clinical studies with a bone morphogenic protein, BMP-7 (or OP-1). Studies have been performed in two challenging clinical indications: first, in nonunion fractures of long bones, and second, in posterolateral spine fusions.

Stryker has received approval for a Humanitarian Device Exemption (HDE) from the FDA.  This approval in the United States is for the use of OP-1 Implant as an alternative to autograft in recalcitrant long-bone nonunions where use of autograft is not feasible and alternative treatments have failed.  An HDE, as defined by the FDA, is for a product intended to benefit patients by treating or diagnosing a disease or condition that affects fewer than 4,000 individuals per year in the United States.  As of December 31, 2006, Stryker had more than 800 hospital Institutional Review Board (IRB) approvals for OP-1 Implant in patients in the United States under this HDE.

The Company has received market approvals from regulators in Europe, Australia and Canada for the indication of nonunion fractures of the tibia that failed prior autograft treatment or when autograft treatment is not feasible; for the treatment of long-bone nonunions secondary to trauma for the purpose of initiating new bone formation; or for the clinical indication of long-bone nonunions.  The Company filed a Marketing Authorization Application (MAA) with the European Medicines Evaluation Agency (EMEA) for certain OP-1 uses, and the MAA was accepted for filing in July 1999.  On December 14, 2000, the Committee for Proprietary Medicinal Products (CPMP) in Europe voted unanimously to recommend market authorization for OP-1 Implant (marketed in Europe under the name Osigraft) for the indication of nonunions of the tibia that failed prior autograft treatment or when autograft is not feasible.  Final European approval was obtained for this indication in May 2001.  A New Drug Application with the Therapeutic Goods Administration (TGA) in Australia was filed in December 1999, and in February 2001 the Australian Drug Evaluation Committee (ADEC) recommended the granting of marketing authorization for OP-1 Implant for treatment of long-bone nonunions secondary to trauma for the purpose of initiating new bone formation.  Approval from the TGA was received in April 2001.  In February 2002, the Company received approval to market OP-1 Implant in Canada for the clinical indication of long-bone nonunions.

In the United States, Stryker received a further HDE in May 2004 for revision posterolateral spine fusion following the completion of a pilot clinical study that indicated possible benefit of a new formulation of OP-1, known as OP-1 Putty, for this application.  As of December 31, 2006, Stryker had more than 600 hospital IRB approvals for OP-1 Putty in the United States under this HDE.

Demand for OP-1 Implant and OP-1 Putty continued to increase during each quarter of 2006.  Stryker is committed to the further development of OP-1 as an alternative to iliac crest bone graft for patients requiring spinal fusion using a variety of surgical techniques.  Spinal fusion is used to stabilize the spine and improve patient outcomes postoperatively.  The Company conducted a multicenter pivotal trial in the United States and Canada using OP-1 Putty in posterolateral lumbar spine fusion in the setting of degenerative spondylolisthesis.  In 2003, the Company completed enrollment in this trial and the final 2-year follow-up evaluation of the 297 enrolled patients was completed at the end of 2005.  The results were analyzed and submitted to the FDA in June 2006 as part of a PMA application for the use of OP-1 Putty in posterolateral lumbar spine fusion surgeries.  The PMA is currently under review by the FDA.  Stryker has scheduled a meeting with the FDA for the first quarter of 2007 to optimize the clinical data package of the posterolateral lumbar spine fusion PMA submission.  The Company continues to believe in the eventual approval of OP-1 for spinal fusion in the United States, though nearer term timing cannot be predicted.  In December 2006, Stryker filed a MAA with the EMEA for a posterolateral lumbar spine fusion indication.

During 2006, Stryker filed an investigational device exemption (IDE) application with the FDA to start a clinical study in transforaminal lumbar interbody fusions using OP-1 Putty.  The IDE was approved and patient recruitment will begin in 2007.

Stryker is also interested in exploiting the cartilage regeneration properties of OP-1 and has successfully completed preclinical studies showing that OP-1 can stimulate new cartilage formation and increase disc height in animal models of degenerative disc disease.  In 2005, Stryker filed its first Investigational New Drug (IND) application with the FDA to treat degenerative disc disease with a new injectable form of OP-1 in a dose-ranging study in humans.  During 2006, Stryker initiated the dose-ranging clinical study for the first time use of BMP-7 to regenerate cartilage tissue and patient enrollment has commenced.  In December 2006, Stryker filed an IND application with the FDA to treat osteoarthritis in the knee with the injectable form of OP-1 and received FDA concurrence, in January 2007, to proceed with a clinical study.

MedSurg Equipment

MedSurg Equipment products include surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; and patient handling and emergency medical equipment.  These products are designed and manufactured by Stryker Instruments, Stryker Endoscopy and Stryker Medical.

The Stryker Instruments and Stryker Endoscopy product portfolios include micro powered tools and instruments that are used in orthopaedics, functional endoscopic sinus surgery, neurosurgery, spinal surgery and plastic surgery.  The Total Performance System (TPS) is a universal surgical system that can be utilized in several medical specialties. The TPS U2 Drill and TPS Burs are designed for use by spine surgeons and neurosurgeons, while the TPS MicroDriver and TPS Sagittal Saw are designed for use by sports physicians and plastic surgeons.  The Elite attachment line with a proprietary extendable bar system and Saber Drill for ENT surgery further extend the TPS System into spine, neurosurgery and ENT applications.  The TPS System also powers Stryker Endoscopy Shaver Systems.

Surgical Equipment

Through Stryker Instruments, the Company offers a broad line of surgical, neurologic, ENT and interventional pain equipment that is used in surgical specialties for drilling, burring, rasping or cutting bone in small-bone orthopaedics, neurologic, spine and ENT procedures; wiring or pinning bone fractures; and preparing hip or knee surfaces for the placement of artificial implants.  Stryker Instruments also manufactures an array of different attachments and cutting accessories for use by orthopaedic, neurologic and small-bone specialists.

In 2006, the Company introduced the Stryker Precision Oscillating Tip Saw.  In contrast to standard surgical saws with oscillating blades, this innovative saw has a stationary blade shaft with an oscillating tip.  This feature gives surgeons the opportunity for greater accuracy while simplifying cuts and reducing the potential for soft tissue damage.  This saw represents an advance in procedural simplification, offering customers the potential for time and cost savings by reducing the number of steps in the surgical process.

In 2006, the System 6 heavy duty power system was released.  This next-generation system includes several new attachments, is more powerful and has a longer battery life.  The System 6 Rotary Handpieces provide more options to surgeons by allowing both high-speed drilling and high-torque reaming in one handpiece.  System 6 Heavy Duty Saws provide increased torque for a faster and more efficient cut.

In 2006, the Company launched the Silverglide Non-Stick bipolar forceps.  These forceps rapidly diffuse heat, eliminating localized sticking of tissue to the instrument, thus reducing bleeding in neurosurgery procedures.

The introduction of the Maestro drill in 2005 expanded Stryker's line of micro powered instruments for spine, neurology and ENT applications.  Employing the pneumatic technology that is the preference of many surgeons in these specialties, the Maestro drill leverages the Company's TPS and Consolidated Operating Room Equipment (CORE) platforms by using the same cutting attachments.

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

In 2005, the Company advanced its postsurgical technology with the introduction of the Block Aid PainPump System.  This device enables one product to meet the needs of both site-specific pain management and a reprogrammable pump that is ideal for continuous nerve blocks.  The Company also markets the PainPump2, a disposable system that offers electronically controlled flow rates of pain medication directly to the surgical site to help manage a patient's postoperative discomfort. This innovative design allows the physician to program the pump and provides a patient-controlled analgesia (PCA) option, previously unavailable to the market in a disposable pump.

To promote safety for patients and medical staff, Stryker works closely with hospitals and other health-care organizations to develop a broad product portfolio.  In 2005, Stryker introduced its next-generation Sterishield T5 Personal Protection System, which advances its market-leading helmet, hood and gown to help provide protection for operating room personnel from infection, cross-contamination and harmful microorganisms.  This system employs advanced user-cooling features and provides the option for integrated communication and lighting systems.  The Neptune Waste Management System represents Stryker's leading product for waste management in the operating room.  The self-contained device, first introduced in 2000 and consistently improved, collects and disposes of fluid and smoke waste from surgical procedures, minimizing the need for operator intervention and, therefore, the risk of exposure to these waste products.  In 2004, the Company introduced the Neptune Bronze platform, which provides a low-cost alternative to its operating room waste management solution.

            Through Stryker Instruments, the Company offers SpinePlex, a variation of its surgical Simplex bone cement for applications in the treatment of vertebral compression fractures.  In 2006, the Company introduced the Discmonitor Discography System, a disposable device used to inject fluid into the intervertebral disc nucleus during discography procedures.  This system features a digital display and allows physicians to save key data points for each disc.  Stryker's radiofrequency generator system for chronic pain management, originally introduced in 2004, was enhanced in 2006 with improved user interfaces,a simplified operating system and the expansion of the cannula and electrode offerings including the industry's first monopolar nitinol electrode.

Stryker also offers the Dekompressor, a single-use disposable device indicated for the percutaneous removal of disc nucleus material, which offers an early, less invasive approach to mitigating back and leg pain associated with contained lumbar herniations.  This product, along with Stryker's offerings in percutaneous cement delivery, discography and radiofrequency denervation, allows Stryker to focus on the interventional pain management marketplace.

Surgical Navigation Systems

Through Stryker Instruments, the Company offers a broad line of surgical navigation systems that give surgeons in several specialties the ability to use electronic imaging to see more clearly, align instruments better and accurately track where the instruments are relative to a patient's anatomy during surgical procedures.  In 2006, Stryker released two groundbreaking navigation applications for the joint replacement and craniomaxillofacial implant markets.  The eNdtrac ASM software and instrumentation give orthopaedic surgeons the option of navigating their cuts while eliminating the need to place additional pins in the femur and tibia outside of the surgical incision.  The iNtellect software packages provide neurologic and ENT surgeons with enhanced graphics, a significantly simplified image import process, customizable procedure-specific workflows and user-friendly advanced tools for comprehensive planning and navigation.

During 2005, the Company launched a number of new products across multiple surgical specialties to better serve the surgical navigation marketplace.  For the knee implant market, eNact Knee 3.1 software was introduced, further simplifying the procedure via reactive workflow by leveraging Stryker's Smart Instrumentation and Camera technology.  This unique technology promotes greater surgical efficiency because the software automatically reacts to a surgeon's individualized procedural workflow.  To serve the implant instrumentation market, the Company introduced the OrthoLock Anchoring System, which allows for less invasive procedures and provides surgeons a choice between two and three pin tracker anchoring.  Also introduced was the Ortho Grip Knee Pointer, which allows surgeons to utilize an ergonomically designed pistol grip instrument during the implant registration process.  Stryker also released two major advancements in its Neuro portfolio with Neuro 2.0 software and the Shunt Placement Tool.  Neuro 2.0 provides surgeons with the option of utilizing the Company's Mask technology to register the patient without traditional fiducial markers and increases surgical efficiency by significantly reducing intraoperative patient registration time.  The Shunt Placement Tool provides a higher degree of accuracy for one of the most common neurosurgical procedures by utilizing a dedicated instrument and corresponding software designed specifically for the procedure.  In spine navigation, Spine 1.2 software was released for support of complex spine procedures, such as multiple-level scoliosis repair, requiring intraoperative 3D CT data.  Also in 2005, a portable laptop navigation system was introduced; it has a smaller footprint in the surgical suite, is easily portable, is cost efficient and offers the functionality and technological advantages of Stryker's System II Cart.

The Company launched the Navigation System II Cart and Camera as well as Hip 2.0, Uni-knee, and Knee 3.0 for use with the Stryker Navigation System in 2004.  All of these new product offerings are imageless platforms incorporating more intuitive hardware and software functions that result in greater ease of use, less invasive procedures and reduced surgical time.

Endoscopic, Communications and Digital Imaging Systems

            Stryker Endoscopy produces and markets medical video-imaging and communications equipment and instruments for arthroscopy, general surgery and urology.  Stryker Endoscopy has established a position of leadership in the production of medical video-imaging technology and accessories for minimally invasive surgery, as well as communications equipment to facilitate local and worldwide sharing of medical information among operating rooms, doctors' offices and teaching institutions.  Products include medical video cameras, digital documentation equipment, digital image and viewing software, arthroscopes, laparoscopes, powered surgical instruments, sports medicine instrumentation, radio frequency ablation systems, irrigation fluid management systems, i-Suite operating room solutions and state-of-the-art equipment for telemedicine and enterprise-wide connectivity.  Stryker's line of rigid scopes, which range in diameter from 1.9 millimeters to 10 millimeters, contains a series of precision lenses as well as fiber optics that, when combined with Stryker's high-definition (HD) camera systems, allow the physician to view internal anatomy with a high degree of clarity.

In 2006, the Company introduced the 1188 HD Camera, the next generation of Stryker 3-Chip HD Cameras.  The 1188 HD offers superior picture quality, enhanced clarity and more intuitive user controls.  This product provides surgical teams with improved visibility during endoscopic procedures, which can improve overall surgical and patient outcomes.  In conjunction with the launch of the 1188 HD Camera, the Company also introduced complementary products such as the X8000 Lightsource and Vision Elect Monitor, that feature improvements over earlier offerings.  In 2004, Stryker introduced the first HD medical video 3-chip camera, the 1088 HD.  To accommodate the recording of HD images, the Company introduced the Stryker Digital Capture (SDC) HD digital documentation system.  Another milestone was the introduction of best-in-class scope technology with the U-500 FlexVision flexible ureteroscope.  Also in 2004, Stryker launched its Formula shaver system, which is small, light and equipped with radio frequency identification (RFID), facilitating communication between the blade and console.

In 2006, Stryker launched the Infinity II Communication Platform featuring an intuitive customer interface and an open architecture.  This second-generation model allows customers to run multiple PC applications from a single touch screen and to route HD Digital signals through the industry's first digital video-imaging (DVI) board.

In 2005, the Company acquired eTrauma which expanded the Company's endoscopic and medical video imaging equipment product offerings by adding eTrauma's proprietary PACS image management and viewing software.  The PACS software was complemented by the 2005 launch of OrthoPad, Stryker's electronic medical records software.  In 2006, Stryker launched Office PACS 3.4, which provides seamless integration between the clinic and the operating room.

Patient Handling and Emergency Medical Equipment

Stryker Medical is a leader in the stretcher products segment, offering a wide variety of stretchers customized to fit the needs of acute care and specialty surgical care facilities.  Early in 2006, Stryker Medical introduced the ACS Stretcher, a value offering for the basic ambulatory surgery center market.  In 2004, the Company launched a completely new concept in stretcher design, the M-Series Stretcher.  With a focus on patient safety and product mobility, the M-Series features Stryker's Glideaway siderails, which provide maximum coverage when raised and a zero-transfer-gap when lowered; a 700-pound weight capacity; an integrated transfer board; and four-wheel, steel-ring brakes for stability. The M-Series provides customers with three different mobility options to suit their transportation needs: a fifth wheel for enhanced steering, Big Wheel technology for increased maneuverability and the self-propelled Zoom technology.  All three mobility options provide a safe and comfortable surface for patients while reducing the risk of back injury for hospital staff.

            Stryker also produces beds and accessories that are designed to meet the unique needs of specialty departments within the acute care environment.  In 2005, Stryker introduced the XPRT nonintegrated sleep surface with low air loss, percussion and rotational functions to aid in the prevention and treatment of certain ulcers and pulmonary care.  In 2004, Stryker introduced the LD304 birthing bed, which features a removable foot section with the unique Lock-Rite System.  Also introduced in 2004 was the Go Bed II medical/surgical bed that features low bed-height for safe patient ingress and exit.  The Go Bed II also offers the optional Chaperone center-of-gravity bed-exit system with Zone Control to help prevent patient falls.  Zone Control is a feature that enables the caregiver to adjust the sensitivity of the bed-exit system to accommodate different patient needs. Stryker has a complete line of intensive care unit (ICU) beds for critical care and step-down units.  The beds incorporate advanced features that facilitate patient care, such as in-bed scales that accurately weigh the patient regardless of bed position and a radiolucent surface that facilitates chest x-rays without moving the patient from the bed.

            The Company's legacy of innovation in the prehospital market continued in 2004 with the launch of the MX-PRO BT ambulance cot with a weight capacity of 850 pounds for use in the emergency medical services transport market.  To facilitate patient transport up and down stairs, Stryker offers the STAIR-PRO series of stair chairs.  To better serve the emergency medical market, in 2006 Stryker introduced a customized version of the POWER-PRO ambulance cot, which was originally introduced in 2005.  This new version extends the original design to carry transport incubators on both inter-facility and intra-facility transports.  The POWER-PRO ambulance cot is a revolutionary design with an advanced electronic/hydraulic lift system that enables emergency medical professionals to effortlessly raise and lower the cot with the press of a button, which helps mitigate caregiver back injuries.

Other

The Other category includes Physical Therapy Services.  Physiotherapy Associates provides physical, occupational and speech therapy services to patients recovering from orthopaedic or neurologic illness and injury through a network of 487 outpatient physical therapy centers in 31 states and the District of Columbia.  Physiotherapy Associates works closely with referring physicians to design and execute rehabilitation protocols with the goal of quick recoveries for injured workers, athletes and other patients.

PRODUCT DEVELOPMENT

Most of the Company's products and product improvements have been developed internally.  The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development.  New and improved products play a critical role in the Company's sales growth.  The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines.  The Company has a decentralized research and development focus, with manufacturing locations responsible for new product development and product improvements.  Research, development and engineering personnel at the various manufacturing locations maintain relationships with staff at distribution locations and with customers to understand changes in the market and product needs.

Total expenditures for product research, development and engineering were $324.6 million in 2006, $284.7 million in 2005 and $214.9 million in 2004.  Research, development and engineering expenses represented 6.0% of sales in 2006, compared with 5.8% in 2005 and 5.0% in 2004.   The higher spending level is the result of the Company's continued focus on new product development for anticipated future product launches and continued investments in new technologies.  Recent new product introductions in the Orthopaedic Implants and MedSurg Equipment segments are more fully described under the caption "Product Sales" on pages 5 through 16 of this report.

In addition to internally developed products, the Company invests in technologies developed by third parties that have the potential to expand the markets in which the Company operates.  Certain of these investments result in charges for purchased in-process research and development.  The purchased in-process research and development charges of $52.7 million recorded in the first quarter of 2006, $15.9 million recorded in the fourth quarter of 2005 and $120.8 million recorded in the third quarter of 2004 relate to the acquisitions of Sightline, PlasmaSol and SpineCore, respectively.

            In 2006 and 2005, the Company acquired Sightline, a developer of flexible endoscopes, and PlasmaSol, a developer of sterilization equipment, respectively.  At the date of the acquisitions, the technologies acquired had not yet reached technological feasibility.  The Company is currently working to advance the technologies toward commercial applications prior to obtaining necessary approvals from the FDA for sale of the final products.

            In 2004, the Company acquired SpineCore, a developer of artificial lumbar and cervical discs.  Current products under development include the FlexiCore lumbar artificial disc and the CerviCore cervical artificial disc.  FlexiCore is currently involved in a U.S. clinical study under an approved IDE granted by the FDA.  Following completion of enrollment in the clinical study during 2005, a 2-year patient follow-up is ongoing prior to submission of a PMA application to the FDA.  Submission of a PMA application for the FlexiCore disc is currently expected to occur in 2007.  During 2005, the Company received clearance in Australia and CE Marking approval in Europe for the FlexiCore implant.  Also in 2005, Stryker received conditional approval for a U.S. trial of the CerviCore cervical disc replacement.  Enrollment in the IDE clinical study is expected to be completed in 2007.  Submission of a PMA application utilizing the resulting data from this study is anticipated in 2009.

The Company believes that the technologies acquired in the Sightline, PlasmaSol and SpineCore acquisitions will result in the introduction of new products and additional future sales.  However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of these potential new products.  Additionally, unanticipated issues may arise during current and future clinical trials that could delay or terminate a product's development prior to regulatory approval.  The Company may experience an unfavorable impact on its operating results if it is unable to capitalize on those efforts by attaining the proper FDA approval.  As of December 31, 2006, the Company has not encountered significant issues and expects completion of the development and initial commercialization of the flexible endoscope technologies in 2007 and both the sterilization technologies and spinal disc implant technologies beginning in 2008.

In the fourth quarter of 2006, the Company opened a new facility to support product development activities across its manufacturing divisions.  Located near Dehli, India, the facility will provide software and mechanical engineering resources for divisional R&D teams to accelerate new product innovation and it will facilitate the development and testing of Stryker's internal systems.  Over time, the facility will also support local markets in Asia to expand the Company's presence in that region.

MARKETING

Domestic sales accounted for 66% of total revenues in 2006.  Most of the Company's products are marketed directly to doctors, hospitals and other health-care facilities by approximately 3,200 sales and marketing personnel in the United States.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 34% of total revenues in 2006.  The Company's products are sold in more than 100 countries through more than 1,350 local dealers and direct sales efforts.  Local dealer support and direct sales are coordinated by approximately 2,400 sales and marketing personnel.  Stryker distributes its products through sales subsidiaries and branches with offices located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Egypt, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Russia, Serbia and Montenegro, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Ukraine, the United Arab Emirates and the United Kingdom.  Stryker exports products to dealers and to customers in Africa, Bangladesh, the Balkens, China, the CIS (former Soviet Union), Cyprus, Czech Republic, Hungary, Iceland, Indonesia, Ireland, Israel, Latin America, the Middle East, Paraguay, the Philippines, Slovakia, Thailand, Turkey, Uruguay and Vietnam.  Additional information regarding the Company's international and domestic operations and sales appears in "Note 11 - Segment and Geographic Data" on pages 62 through 64 of this report.

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

            In the trauma implant segment, Stryker is one of five leaders competing principally with Synthes, Inc., Smith & Nephew Orthopaedics (a division of Smith & Nephew plc), Zimmer Holdings, Inc., and DePuy Orthopaedics, Inc.

In the craniomaxillofacial implant segment, Stryker is one of four leaders, together with the principal competitors Synthes, Inc., Walter Lorenz Surgical, Inc. (a subsidiary of Biomet, Inc.), and KLS Martin L.P.

In the spinal implant segment, the Company is one of five leaders, including the principal competitors Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Spine, Inc. (a subsidiary of Johnson & Johnson), Synthes, Inc., and Zimmer Holdings, Inc.

Several companies are engaged in the research and development of products for the repair of hard and soft tissues that, if approved, would compete with the Company's OP-1 product.  Medtronic Sofamor Danek has received FDA approval for its recombinant bone morphogenetic protein ("rhBMP-2") for certain spine, trauma and orthopaedic indications including the treatment of acute, open fractures of the tibial shaft and spinal fusion surgeries.  A number of companies currently provide various other therapies, including allografts, bone fillers and electrical stimulation devices for the treatment, repair or replacement of bone and joint tissue.  The Company believes that its OP-1 product, which is approved for limited trauma and spine indications in certain markets and is currently in clinical trials for other indications, will ultimately compete with these products and with traditional therapies, such as autograft and allograft.

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

In the arthroscopy segment, the Company is one of four leaders, together with the principal competitors Smith & Nephew Endoscopy (a division of Smith & Nephew plc), Linvatec, Inc., and Arthrex, Inc.  In the laparoscopic imaging products segment, the Company is one of four leaders, together with the principal competitors Karl Storz GmbH & Co. (a German company), Gyrus ACMI Corporation and Olympus Optical Co. Ltd. (a Japanese company).

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

            In the United States outpatient physical and occupational rehabilitation market, the Company's primary competitors are independent, therapist-owned practices and hospital-based services, in addition to other national rehabilitation companies, including Healthsouth Corporation, NovaCare Rehabilitation (a division of Select Medical Corporation), Benchmark Physical Therapy and U.S. Physical Therapy, Inc.

            The principal factors that the Company believes differentiate it in the highly competitive market segments in which it operates and enable it to compete effectively are innovation, reliability, service and reputation.  The Company believes that its competitive position in the future will depend to a large degree on its ability to develop new products and make improvements to existing products.  While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or attribute of a product represents a unique design or process.  Patent or trademark protection of such products restricts competitors from duplicating these unique designs and features.  Stryker seeks to obtain patent protection on its products whenever possible.  The Company currently owns approximately 820 United States patents and 1,330 international patents.

MANUFACTURING AND SOURCES OF SUPPLY

The Company's manufacturing processes consist primarily of precision machining, metal fabrication and assembly operations; the forging and investment casting of cobalt chrome; and the finishing of cobalt chrome and titanium.  In addition, the Company is the sole manufacturer of its OP-1 product.  Approximately 9% of the Company's cost of sales in 2006 represented finished products that were purchased complete from outside suppliers.  The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components, and uses outside sources for certain finishing operations, such as plating, hardening and coating of machined components and sterilization of certain products.  The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys.  In all, purchased parts and components from outside sources were approximately 44% of the total cost of sales in 2006.

While the Company relies on single sources for certain purchased materials and services, it believes alternate sources are available if needed.  The Company has not experienced any significant difficulty in the past in obtaining the materials necessary to meet its production schedules.

Substantially all products manufactured by the Company are stocked in inventory, while certain products manufactured within the Company's MedSurg Equipment segment are assembled to order.

REGULATION AND PRODUCT QUALITY

The Medical Device Amendments of 1976 to the federal Food, Drug and Cosmetic Act and the Safe Medical Devices Act of 1990 together with regulations issued or proposed thereunder provide for regulation by the FDA of the design, manufacture and marketing of medical devices, including most of the Company's products.

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

            Stryker also is subject to the laws that govern the manufacture and distribution of medical devices of each country in which the Company manufactures or sells products.  The member states of the European Union (EU) have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries.  These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain CE Marking for their products.  Stryker has authorization to apply the CE Marking to substantially all of its products.  The Company's OP-1 product has been considered a drug under the regulations for Europe, Australia and Japan.

            The Company's Physiotherapy Associates, Inc., subsidiary is subject to various federal and state regulations regarding the provision of physical therapy services.  The primary entities administering these regulations are the Centers for Medicare & Medicaid Services, CHAMPUS, state workers compensation agencies, state insurance commissioners and state licensing agencies.

Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of health-care expenses generally and hospital costs in particular, including price regulation and competitive pricing, are ongoing in markets where the Company does business.  It is not possible to predict at this time the long-term impact of such cost-containment measures on the Company's future business.

EMPLOYEES

At December 31, 2006, the Company had 18,806 employees worldwide, including 6,393 involved in manufacturing, warehousing and distribution operations; 5,632 in sales and marketing; 1,262 in research, development and engineering; 3,582 providing physical, occupational and speech therapy; and the balance in general management and administration.  Certain international employees are covered by collective bargaining agreements that are updated annually.  The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

            Information regarding the executive officers of the Company appears under the caption "Item 10. Directors, Executive Officers and Corporate Governance" on pages 69 through 70 of this report.

ITEM 1A.	RISK FACTORS

            The following information contains specific risks that could potentially impact the Company's business, financial condition or operating results.  The Company may be subject to additional risks that are not currently known to the Company or those which the Company deems immaterial that may also impact its business operations.

The Company's inability to maintain adequate working relationships with healthcare professionals could have a negative impact on the Company's future operating results.

            The Company maintains close working relationships with respected physicians and medical personnel in hospitals and universities who assist in product research and development.  The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines.  If the Company is unable to maintain these good relationships, its ability to market and sell new and improved products could decrease and future operating results could be unfavorably affected.

The Company's inability to continue to hire and retain key employees could have a negative impact on the Company's future operating results.

            The talent and drive of the Company's employees are key factors in the success of its business.  The Company's sales, technical and other key personnel play an integral role in the development, marketing and selling of new and existing products.  If the Company is unable to recruit, hire, develop and retain a talented, competitive work force it may not be able to meet its strategic business objectives.

Stricter pricing guidelines for the Orthopaedic Implants industry could have a negative impact on the Company's future operating results.

            Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of health-care costs, including price regulation and competitive pricing, are ongoing in markets where the Company does business.  The Company could experience a negative impact on its operating results due to increased pricing pressure in the United States, Japan and certain other markets.  Governments, hospitals and other third party payers could reduce the amount of approved reimbursements for the Company's Orthopaedic Implant products.  Reductions in reimbursement levels or coverage or other cost-containment measures could unfavorably affect the Company's future operating results.

The Company's operating results could be negatively impacted by changes in its excess and obsolete inventory reserves.

            The Company maintains reserves for excess and obsolete inventory resulting from the potential inability to sell its products at prices in excess of current carrying costs. The markets in which the Company operates are highly competitive and new products and surgical procedures are introduced on an ongoing basis.  Such marketplace changes may cause some of the Company's products to become obsolete.  The Company makes estimates regarding the future recoverability of the costs of these products and records a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends.  If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which could unfavorably affect future operating results.

The Company's operating results could be negatively impacted if it is unable to capitalize on research and development spending.

            The Company has spent a significant amount of time and resources on research and development projects in order to develop and validate new and innovative products.  The Company believes these projects will result in the manufacturing of new products and will create additional future sales.  However, factors including regulatory delays, safety concerns, or patent disputes could slow down the introduction or marketing of new products.  Additionally, unanticipated issues may arise in connection with current and future clinical studies, including those for additional OP-1 applications and the FlexiCore and CerviCore spinal implant products, that could delay or terminate a product's development prior to regulatory approval.  The Company may experience an unfavorable impact on its operating results if it is unable to capitalize on those efforts by attaining the proper FDA approval or to successfully market these and other new products, including the PlasmaSol sterilization products and the Sightline flexible endoscope products.

The Company's operating results could be negatively impacted by future product liability claims, unfavorable court decisions or legal settlements.

            The Company is a defendant in various proceedings, legal actions and claims arising in the normal course of business, including product liability and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  To partially mitigate losses arising from unfavorable outcomes in such matters, the Company purchases third-party insurance coverage subject to certain deductibles and loss limitations.  While the Company believes its current insurance coverage is adequate to mitigate losses arising from such matters, its future operating results may be unfavorably impacted by any settlement payments or losses beyond the amounts of insurance carried.  Likewise, the Company may incur significant legal expenses regardless of whether it is found to be liable.  In addition, such product liability settlements may negatively impact the Company's ability to obtain cost-effective third-party insurance coverage in future periods.

            In December 2003, the Company announced that it and its subsidiary Physiotherapy Associates, Inc., received a subpoena from the United States Attorney's Office in Boston, Massachusetts, in connection with a Department of Justice investigation of Physiotherapy Associates' billing and coding practices.  In March 2005, the Company announced that it received a subpoena from the United States Department of Justice requesting documents for the period January 2002 through the present relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  In June 2006, the Company announced that it received a subpoena from the United States Department of Justice, Antitrust Division, requesting documents for the period January 2001 through the present regarding possible violations of federal criminal law, including possible violation of the antitrust laws, relating to the manufacture and sale of orthopaedic implant devices.  The Company is fully cooperating with the Department of Justice regarding these matters.  As a result of these investigations, the Company's future operating results could be negatively impacted by settlements of these matters.

The Company's operating results could be negatively impacted by economic, political or other developments in countries in which the Company does business.

            Future operating results could be negatively impacted by unstable economic, political and social conditions including but not limited to fluctuations in foreign currency exchange rates, political instability, or changes in the interpretation of or creation of new laws and regulations in each of the countries where the Company conducts business, including the United States.  Additionally, the Company operates in multiple tax jurisdictions and must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations.  Tax audits associated with the allocation of income and other complex issues may result in significant tax adjustments that could negatively impact the Company's future operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

            Not applicable.

ITEM 2.	PROPERTIES

            The Company has the following properties:

			Square	Owned/
Location	Segment	Use	Feet	Leased

Mahwah, New Jersey	Orthopaedic Implants	Manufacturing of reconstructive	490,000	Owned
		implants
Limerick, Ireland	Orthopaedic Implants	Manufacturing of reconstructive	130,000	Owned
		implants and OP-1
Herouville, France	Orthopaedic Implants	Manufacturing of reconstructive	130,000	Owned
		implants
Kiel, Germany	Orthopaedic Implants	Manufacturing of trauma implants	147,000	Owned
Selzach, Switzerland	Orthopaedic Implants	Manufacturing of trauma implants	78,000	Owned
Neuchâtel, Switzerland	Orthopaedic Implants	Manufacturing of spinal implants	88,000	Owned
Bordeaux, France	Orthopaedic Implants	Manufacturing of spinal implants	74,000	Owned
Bordeaux, France	Orthopaedic Implants	Manufacturing of spinal implants	31,000	Leased
Carrigtwohill, Ireland	Orthopaedic Implants	Manufacturing of reconstructive	154,000	Owned
	and MedSurg	implants and surgical equipment
	Equipment
Freiburg, Germany	Orthopaedic Implants	Manufacturing of	88,000	Owned
	and MedSurg	craniomaxillofacial implants and
	Equipment	surgical navigation systems
Stetten, Germany	Orthopaedic Implants	Manufacturing of	29,000	Owned
		craniomaxillofacial implants
West Lebanon,	Orthopaedic Implants	Manufacturing of OP-1	123,000	Owned
New Hampshire
Hopkinton, Massachusetts	Orthopaedic Implants	Manufacturing of OP-1	69,000	Leased
Portage, Michigan	MedSurg Equipment	Manufacturing of surgical	1,020,000	Owned
		equipment and patient-handling
		and emergency medical equipment
Arroyo, Puerto Rico	MedSurg Equipment	Manufacturing of surgical	220,000	Leased
		equipment and endoscopic
		systems
San Jose, California	MedSurg Equipment	Manufacturing of endoscopic	165,000	Leased
		systems

			Square	Owned/
Location	Segment	Use	Feet	Leased
Flower Mound, Texas	MedSurg Equipment	Manufacturing of communications	98,000	Leased
		systems
L'Islet, Canada	MedSurg Equipment	Manufacturing of patient-handling	127,000	Owned
		equipment
Kalamazoo, Michigan	Other	Corporate headquarters	75,000	Owned
Various	Other	Physical therapy clinics	1,778,000	Leased

In addition to the above, the Company maintains administrative and sales offices and warehousing and distribution facilities in various countries, including the United States, Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Egypt, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Russia, Serbia and Montenegro, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Ukraine, the United Arab Emirates and the United Kingdom.

The Company believes that its properties are suitable and adequate for the manufacture and distribution of the Company's products.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a defendant in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters.  Such matters are subject to many uncertainties, and their outcomes are not predictable with assurance.  The Company records amounts for losses that are deemed to be probable and subject to reasonable estimate.  The Company does not anticipate material losses as a result of these proceedings beyond amounts already provided for in the accompanying Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

EXECUTIVE OFFICERS

            Certain information with respect to the executive officers of the Company is set forth in Item 10 of this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is traded on the New York Stock Exchange under the symbol SYK.   Quarterly stock prices appear under the caption "Summary of Quarterly Data (Unaudited)" on page 66 of this report and dividend information for the years ended December 31, 2006 and 2005 appears under the caption "Summary of Operations" in Item 6 below.  The Company's Board of Directors considers a year-end cash dividend annually at its December meeting.

In the fourth quarter of 2006, the Company issued 230 shares of Common Stock as performance incentive awards to certain employees.  The shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

            On January 31, 2007, there were 4,242 shareholders of record of the Company's Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The financial information for each of the five years in the period ended December 31, 2006 is set forth below (dollars in millions, except per share amounts):

SUMMARY OF OPERATIONS
	2006	2005	2004	2003	2002
Net sales	$5,405.6	$4,871.5	$4,262.3	$3,625.3	$3,011.6
Cost of sales	1,848.7	1,718.5	1,513.8	1,315.2	1,113.7
Gross profit	3,556.9	3,153.0	2,748.5	2,310.1	1,897.9

Research, development and engineering expenses	324.6	284.7	214.9	183.0	143.9
Selling, general and administrative expenses	2,061.7	1,853.5	1,683.5	1,439.9	1,186.8
Intangibles amortization	43.6	48.8	47.8	45.4	28.9
Purchased in-process research and development	52.7	15.9	120.8	--	--
Restructuring and acquisition-related charges	--	--	--	--	17.2
	2,482.6	2,202.9	2,067.0	1,668.3	1,376.8
Operating income	1,074.3	950.1	681.5	641.8	521.1

Other income (expense)	29.5	4.5	(3.4)	(18.8)	(40.8)
Earnings before income taxes and extraordinary item	1,103.8	954.6	678.1	623.0	480.3
Income taxes	326.1	311.0	238.1	188.6	151.8
Net earnings	$777.7	$643.6	$440.0	$434.4	$328.5

Net earnings per share of common stock (a):
Basic	$1.91	$1.59	$1.10	$1.09	$.83
Diluted	$1.89	$1.57	$1.08	$1.07	$.81

Dividend per share of common stock (a)	$.22	$.11	$.09	$.07	$.06

Average number of shares outstanding (a):
Basic	406.5	403.7	401.2	397.8	395.1
Diluted	411.8	410.8	409.3	406.2	407.7

(a)    Adjusted for the two-for-one stock split effective May 14, 2004.

FINANCIAL AND STATISTICAL DATA

	2006	2005	2004	2003	2002
Cash and marketable securities	1,414.8	1,056.5	349.4	65.9	37.8
Working capital	2,182.8	1,621.3	1,029.1	563.2	443.8
Current ratio	2.6	2.3	1.9	1.7	1.6
Property, plant and equipment - net	951.7	831.0	700.5	604.7	519.2
Capital expenditures	217.5	271.7	187.8	144.5	139.0
Depreciation and amortization	331.8	289.9	250.9	229.7	186.1
Total assets	5,873.8	4,992.5	4,120.0	3,188.1	2,838.0
Long-term debt, including current maturities	14.8	231.6	10.0	26.1	501.7
Shareholders' equity	4,191.0	3,300.2	2,788.2	2,183.9	1,520.7
Return on average equity	20.8%	21.1%	17.7%	23.5%	25.3%
Net cash provided by operating activities	867.3	833.4	559.5	616.7	496.2
Number of shareholders of record	4,091	3,979	3,784	3,084	2,983
Number of employees	18,806	17,265	15,891	14,762	14,045

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

            Throughout this discussion, references are made to the following financial measures:  "constant currency," "adjusted net earnings," "adjusted basic net earnings per share" and "adjusted diluted net earnings per share."  These financial measures do not replace the presentation of Stryker Corporation's (the Company or Stryker) reported financial results under generally accepted accounting principles (GAAP). The Company has provided these supplemental non-GAAP financial measures because they provide meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses these non-GAAP financial measures for reviewing the operating results of its business segments, for analyzing potential future business trends in connection with its budget process and bases certain annual bonus plans on these non-GAAP financial measures.  In order to measure the Company's sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales.  In order to measure the Company's earnings performance on a consistent and comparable basis, it is necessary to exclude certain items that affect the comparability of operating results and the trend of earnings.  These items include purchased in-process research and development charges recorded in 2006, 2005 and 2004 and the additional income taxes associated with the repatriation of foreign earnings recorded in 2005.  Additional details regarding the nature, determination and financial statement impact of these items are included in Results of Operations.  Given the nature of these items, management believes that excluding them from certain financial metrics is more representative of the Company's past and potential future operational performance.  In addition, the Company believes investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results.  The Company encourages investors and other users of these financial statements to review its Consolidated Financial Statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

Executive Level Overview

            Stryker is one of the world's leading medical technology companies with the most broadly based range of products in orthopaedics and a significant presence in other medical specialties.  Stryker works with respected medical professionals to help people lead more active and more satisfying lives.  The Company's products include implants used in joint replacement, trauma, craniomaxillofacial and spinal surgeries; biologics; surgical, neurologic, ear, nose & throat and interventional pain equipment; endoscopic, surgical navigation, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  Stryker also provides outpatient physical therapy services in the United States.

            The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, spinal and craniomaxillofacial implant systems, bone cement and the bone growth factor OP-1.  The MedSurg Equipment segment sells surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  The Other category includes Physical Therapy Services and corporate administration, interest expense and interest and marketable securities income.

Domestic sales accounted for 66% of total revenues in 2006.  Most of the Company's products are marketed directly to doctors, hospitals and other health-care facilities by approximately 3,200 sales and marketing personnel in the United States.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 34% of total revenues in 2006.  The Company's products are sold in more than 100 countries through both Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

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

In the fourth quarter of 2005, the Company acquired, by merger, all of the outstanding stock of PlasmaSol Corp. (PlasmaSol).  PlasmaSol has developed a technology that should allow Stryker to provide sterilization equipment for use with certain of its MedSurg Equipment products.  The cost of the transaction totaled $17.5 million including an upfront cash payment plus the assumption of certain liabilities.

In the first quarter of 2005, the Company acquired, by merger, all of the outstanding stock of eTrauma.com Corp. (eTrauma) for $50.0 million in cash plus certain transaction costs.  The acquisition expanded the Company's digital imaging equipment product offerings within its MedSurg Equipment segment by adding eTrauma's proprietary Picture Archive and Communications Systems (PACS) image management and viewing software.

In the third quarter of 2004, the Company acquired, by merger, all of the outstanding stock of SpineCore, Inc. (SpineCore), for an upfront payment of $120.0 million in cash plus certain transaction costs.  SpineCore is a developer of artificial lumbar and cervical discs.  This acquisition is expected to enhance the Company's presence in the spinal implant market, an important growth area within its Orthopaedic Implants segment.

Additional details, including the financial statement impacts resulting from these acquisitions, are included in Results of Operations.

            On December 31, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).  The Statement requires an entity to recognize, on its balance sheet, an asset or liability reflecting the funded status of defined benefit postretirement plans as the difference between the projected benefit obligation and fair value of plan assets with changes continuing to be reflected in the accumulated other comprehensive gain (loss) component of shareholders' equity net of related income taxes.  This Statement does not change the calculation of the amount of net periodic benefit cost included in net earnings.  As a result of the adoption of the Statement, the funded status of the Company's defined benefit pension plans resulted in the recognition, in the Company's December 31, 2006 consolidated balance sheet, of an additional $22.8 million liability with corresponding changes in accumulated other comprehensive gain (loss) and deferred income taxes.  The adoption of the Statement did not require a restatement of prior periods.

Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised), Share-Based Payment.  The revised Statement requires companies to measure the cost of employee stock options based on the grant-date fair value and recognize that cost over the period during which a recipient is required to provide services in exchange for the options, typically the vesting period.  The Company adopted the provisions of the revised Statement using the modified-retrospective transition method provided in the revised Statement.  Under this method, the Company restated all prior periods presented on a consistent basis, based on the pro forma expense previously disclosed.  Additional details, including the financial statement impact resulting from this adoption, are included in Results of Operations.

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

Outlook for 2007

The Company's outlook for 2007 continues to be optimistic regarding underlying growth rates in orthopaedic procedures and the Company's broadly based range of products in orthopaedics and other medical specialties, despite the potential for increased pricing pressure in certain markets.  The Company projects that diluted net earnings per share for 2007 will approximate $2.42, representing a 28% increase over diluted net earnings per share of $1.89 for the year ended December 31, 2006.  Excluding the impact of the charge to write off purchased in-process research and development associated with the acquisition of Sightline in 2006, as more fully described in Results of Operations, the Company projects that diluted net earnings per share for 2007 will increase 20% over adjusted diluted net earnings per share of $2.02 for the year ended December 31, 2006.

            The financial forecast for 2007 includes a constant currency net sales increase in the range of 11% to 13% as a result of growth in shipments of Orthopaedic Implants and MedSurg Equipment which is comparable to the 11% constant currency net sales increase reported for the full year of 2006.  If foreign currency exchange rates hold near current levels, the Company anticipates a favorable impact on net sales of approximately 1% to 2% in the first quarter of 2007 and a favorable impact on net sales of approximately 0% to 1% for the full year of 2007.

Results of Operations

            The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales			Percentage Change
	2006	2005	2004	2006/2005	2005/2004
Net sales	100.0%	100.0%	100.0%	11%	14%
Cost of sales	34.2	35.3	35.5	8	14
Gross profit	65.8	64.7	64.5	13	15
Research, development and engineering expenses	6.0	5.8	5.0	14	32
Selling, general and administrative expenses	38.1	38.0	39.5	11	10
Intangibles amortization	0.8	1.0	1.1	(11)	2
Purchased in-process research and development	1.0	0.3	2.8	231	(87)
Operating income	19.9	19.5	16.0	13	39
Other income (expense)	0.5	0.1	(0.1)	556	--
Earnings before income taxes	20.4	19.6	15.9	16	41
Income taxes	6.0	6.4	5.6	5	31
Net earnings	14.4%	13.2%	10.3%	21	46

The table below sets forth domestic/international and product line sales information:

	Net Sales (in millions)			Percentage Change
	2006	2005	2004	2006/2005	2005/2004
Domestic/international sales:
Domestic	$3,556.8	$3,165.6	$2,753.0	12%	15%
International	1,848.8	1,705.9	1,509.3	8	13
Total net sales	$5,405.6	$4,871.5	$4,262.3	11	14

Product line sales:
Orthopaedic Implants	$3,110.1	$2,849.5	$2,556.2	9	11
MedSurg Equipment	2,037.1	1,759.4	1,461.2	16	20
Physical Therapy Services	258.4	262.6	244.9	(2)	7
Total net sales	$5,405.6	$4,871.5	$4,262.3	11	14

The table below sets forth additional sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment product lines on both a reported basis and a constant currency basis:

	Percentage Change
	2006/2005		2005/2004
		Constant		Constant
	Reported	Currency	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	2%	2%	4%	4%
Knees	12	12	14	14
Trauma	13	14	17	17
Spine	18	18	17	17
Craniomaxillofacial	16	16	8	7

Worldwide MedSurg Equipment sales:
Surgical equipment and
surgical navigation systems	12	12	16	16
Endoscopic, communications and
digital imaging systems	19	19	24	24
Patient handling and emergency
medical equipment	18	17	23	22

2006 Compared with 2005

            Stryker Corporation's net sales increased 11% in 2006 to $5,405.6 million from $4,871.5 million in 2005.  Net sales grew by 10% as a result of increased unit volume and changes in product mix and 1% as a result of higher selling prices.

            Domestic sales were $3,556.8 million for 2006, representing an increase of 12% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  International sales were $1,848.8 million for 2006, representing an increase of 8% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $5.2 million for 2006.  On a constant currency basis, international sales increased 9% in 2006.

Worldwide sales of Orthopaedic Implants were $3,110.1 million for 2006, representing an increase of 9%, on both a reported and constant currency basis, as a result of higher shipments of reconstructive, trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor OP-1.

Hip Implant Systems:  Sales of hip implant systems increased 2% during the year on both a reported and constant currency basis.  In the United States, sales growth was driven by sales of the recently launched X3 polyethylene and increased sales in Accolade cementless hip products and Restoration Modular Hip System revision hip products, partially offset by declines in sales of other hip systems.  Solid growth in the Trident Hip System, Accolade cementless hip products and Restoration Modular Hip System revision hip products in Europe as well as solid growth in Accolade cementless hip products and the Trident Hip System in the Pacific region also contributed to the sales growth in hip implant systems.

Knee Implant Systems:  Sales of knee implant systems increased 12% during the year, on both a reported and constant currency basis, due to strong growth in the Triathlon Knee System in the United States, Europe and the Pacific region and solid growth in the Scorpio Knee System in most international markets, partially offset by slower growth in Japan as a result of government imposed price cuts.

Trauma Implant Systems:  Sales of trauma implant systems increased 13% during the year, 14% on a constant currency basis, as a result of strong worldwide sales growth in the Gamma3 Hip Fracture System and strong sales growth in the T2 Nailing System in the United States and Europe, partially offset by slower growth in Japan as a result of the price cuts.

Spinal Implant Systems:  Sales of spinal implant systems increased 18% during the year, on both a reported and constant currency basis, primarily due to strong worldwide sales growth of interbody devices led by sales of the AVS vertebral spacer system as well as solid worldwide sales growth in thoraco-lumbar products.

Craniomaxillofacial Implant Systems:  Sales of craniomaxillofacial implant systems increased 16% during the year, on both a reported and constant currency basis, as a result of strong domestic sales growth led by products for neurologic indications and craniomaxillofacial implants.

Worldwide sales of MedSurg Equipment were $2,037.1 million for 2006, representing an increase of 16%, on both a reported and constant currency basis, as a result of higher shipments of surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.

Surgical Equipment and Surgical Navigation Systems: Sales of surgical equipment and surgical navigation systems increased 12% during the year, on both a reported and constant currency basis, due to strong domestic sales growth in surgical navigation systems and operating room equipment and solid domestic sales growth in interventional pain products.  Strong sales growth in powered surgical instruments outside the United States also led to the Company's sales growth.

Endoscopic,Communications and Digital Imaging Systems: Sales of endoscopic, communications and digital imaging systems increased 19% during the year, on both a reported and constant currency basis, as a result of strong worldwide sales growth in medical video imaging equipment led by the recently launched 1188 HD Camera and related accessories as well as imaging and communications products.  Strong worldwide sales growth in general surgery products also contributed to the Company's sales growth.

Patient Handling and Emergency Medical Equipment:  Sales of patient handling and emergency medical equipment increased 18% during the year, 17% on a constant currency basis, due to strong sales growth in hospital bed products in the United States, Latin America and Canada, strong domestic sales growth in emergency medical equipment as well as solid stretcher sales growth in Europe and Latin America.

Physical Therapy Services revenues were $258.4 million for 2006, representing a decrease of 2% primarily due to lower revenues from existing centers.

Cost of sales represented 34.2% of sales in 2006 compared with 35.3% in 2005.  The lower cost of sales percentage in 2006 is primarily due to lower excess and obsolete inventory costs as a result of fewer comparative product introductions during the year and reduced royalty costs related to the expiration of certain royalty agreements partially offset by faster sales growth in the lower margin MedSurg Equipment segment.

Research, development and engineering expenses represented 6.0% of sales in 2006 compared with 5.8% in 2005.  These expenses increased 14% in 2006 to $324.6 million.  The higher spending level is the result of the Company's continued focus on new product development for anticipated future product launches and continued investments in new technologies.  New product introductions in 2006 for the Orthopaedic Implants segment included the LFIT Anatomic Femoral Heads with X3 polyethylene liners which address range of motion and dislocation potential and the AVS AS Spacer which is used for anterior lumbar interbody fusion.  Within the MedSurg Equipment segment, new product introductions in 2006 included the 1188 HD Camera and related accessories, the next generation of Stryker 3-Chip HD Cameras, the System 6 heavy duty power system and the Precision Oscillating Tip Saw which features a stationary blade shaft with an oscillating tip.

            Selling, general and administrative expenses increased 11% in 2006 and represented 38.1% of sales compared with 38.0% in 2005.  The slight increase in selling, general and administrative expenses as a percent of sales in 2006 is due to higher sales-related costs, primarily compensation, loaner instrumentation amortization and sample expenses, partially offset by decreases in insurance costs and slower growth in discretionary spending.

The purchased in-process research and development charge of $52.7 million recorded in the first quarter of 2006 relates to the acquisition of Sightline.  At the date of the acquisition, the flexible endoscope technologies acquired had not yet reached technological feasibility.  The upfront payment of $50.0 million, plus certain transaction costs and the assumption of certain liabilities, was preliminarily allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.  The purchased in-process research and development charge of $15.9 million recorded in the fourth quarter of 2005 relates to the acquisition of PlasmaSol.  At the date of the acquisition, the sterilization technology acquired had not yet been approved for sale by the U.S. Food and Drug Administration (FDA) and, therefore, had not yet reached technological feasibility.  The purchase price of $17.5 million was allocated to assets acquired, primarily for deferred income tax assets associated with acquired net operating losses, and purchased in-process research and development based on their fair value at the date of acquisition.

            The Company believes that the technologies acquired in both the Sightline and PlasmaSol acquisitions will result in the introduction of new products and additional future sales.  However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of these potential new products.  Additionally, unanticipated issues may arise during current and future clinical trials that could delay or terminate a product's development prior to regulatory approval.  The Company may experience an unfavorable impact on its operating results if it is unable to capitalize on those efforts by attaining the proper FDA approval.  As of December 31, 2006, the Company has not encountered significant issues and expects completion of the development and initial commercialization of the flexible endoscope technologies and the sterilization technologies in 2007 and 2008, respectively.

            As a result of the adoption of FASB Statement No. 123 (revised) requiring the expensing of stock options, the Company's operating income for the years ended December 31, 2006 and 2005 was reduced by $56.2 million and $48.7 million, respectively, and the Company's net earnings for the same periods were reduced by $36.5 million and $31.6 million, respectively.  Basic and diluted net earnings per share for the years ended December 31, 2006 and 2005 were reduced by $.09 and $.08, respectively.

            Interest and marketable securities income, which is included in other income (expense), increased to $41.4 million in 2006 from $13.3 million in 2005, primarily as a result of increased cash and cash equivalents and marketable securities balances compared to the year earlier period.  Interest expense, which is included in other income (expense), increased to $9.5 million in 2006 from $7.7 million in 2005, primarily as a result of borrowings in Europe to complete the repatriation of foreign earnings in the fourth quarter of 2005.

            The Company's effective income tax rate for the year ended December 31, 2006 was 29.5% as compared to an effective income tax rate for the year ended December 31, 2005 of 32.6%.  The effective income tax rate for the year ended December 31, 2006 reflects the impact of the nondeductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of Sightline.  The effective income tax rate for the year ended December 31, 2005 reflects the impact of the nondeductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of PlasmaSol as well as the income taxes associated with the repatriation of foreign earnings.  After considering these factors, the Company's reported effective income tax rates for the years ended December 31, 2006 and 2005 are lower than the United States statutory income tax rate primarily as a result of manufacturing in lower tax, international jurisdictions.

            Net earnings in 2006 increased 21% to $777.7 million from $643.6 million in 2005; basic net earnings per share increased 20% to $1.91 in 2006 from $1.59 in 2005; and diluted net earnings per share increased 20% to $1.89 in 2006 from $1.57 in 2005.

            Excluding the impacts of the charges to write off purchased in-process research and development in 2006 and 2005 and to recognize the income tax expense associated with the repatriation of foreign earnings in 2005, adjusted net earnings increased 21% to $830.4 million in 2006 from $686.9 million in 2005.  Adjusted basic net earnings per share increased 20% to $2.04 in 2006 from $1.70 in 2005, and adjusted diluted net earnings per share increased 21% to $2.02 in 2006 from $1.67 in 2005.  The reconciliations of these non-GAAP financial measures are as follows (in millions except per share amounts):

	2006	2005	% Change
Reported net earnings	$777.7	$643.6	21%
Purchased in-process research and development	52.7	15.9	231
Income taxes on repatriation of foreign earnings	--	27.4	--
Adjusted net earnings	$830.4	$686.9	21

Basic net earnings per share:
Reported basic net earnings per share	$1.91	$1.59	20
Purchased in-process research and development	$.13	$.04	225
Income taxes on repatriation of foreign earnings	--	$.07	--
Adjusted basic net earnings per share	$2.04	$1.70	20

Weighted-average basic shares outstanding	406.5	403.7

Diluted net earnings per share:
Reported diluted net earnings per share	$1.89	$1.57	20
Purchased in-process research and development	$.13	$.04	225
Income taxes on repatriation of foreign earnings	--	$.07	--
Adjusted diluted net earnings per share	$2.02	$1.67	21

Weighted-average diluted shares outstanding	411.8	410.8

            The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

2005 Compared with 2004

            Stryker Corporation's net sales increased 14% in 2005 to $4,871.5 million from $4,262.3 million in 2004.  Net sales grew by 12% as a result of increased unit volume and changes in product mix, 1% related to higher selling prices and 1% due to acquisitions.

            Domestic sales were $3,165.6 million for 2005, representing an increase of 15% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment and higher revenue from Physical Therapy Services.  International sales were $1,705.9 million for 2005, representing an increase of 13% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $11.5 million for 2005.  On a constant currency basis, international sales increased 12% in 2005.

Worldwide sales of Orthopaedic Implants were $2,849.5 million for 2005, representing an increase of 11% as a result of higher shipments of reconstructive, trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor OP-1.  Sales of Orthopaedic Implants also increased 11% for the year on a constant currency basis.

Hip Implant Systems:  Sales of hip implant systems increased 4% during the year, on both a reported and constant currency basis, due to growth in sales of the Trident Hip System in Europe and the Pacific region and in Accolade cementless hip products and Restoration Modular Hip System revision hips in the United States, partially offset by lower sales of the Trident ceramic-on-ceramic hip system and hip fracture products in the United States.

Knee Implant Systems:  Sales of knee implant systems increased 14% during the year, on both a reported and constant currency basis, due to strong sales growth in the recently launched Triathlon Knee System in the United States, Europe and the Pacific region as well as the Scorpio Knee System in Europe, Japan and the Pacific region.

Trauma Implant Systems:  Sales of trauma implant systems increased 17% during the year, on both a reported and constant currency basis, as a result of the full-scale launch of the Gamma3 Hip Fracture System in the United States, Japan and Europe in the second half of 2004.  Strong growth in the Company's T2 Nailing System, both in the United States and internationally, also drove trauma sales growth in 2005.

Spinal Implant Systems:  Sales of spinal implant systems increased 17% during the year, on both a reported and  constant currency basis, primarily due to strong sales growth of interbody devices in the United States led by sales of the recently launched AVS spacer products as well as solid worldwide growth in cervical and thoraco-lumbar product sales.

Craniomaxillofacial Implant Systems:  Sales of craniomaxillofacial implant systems increased 8% during the year, 7% on a constant currency basis, as a result of solid domestic sales of products for neurologic indications.

            Worldwide sales of MedSurg Equipment were $1,759.4 million for 2005, representing an increase of 20% as a result of higher shipments of surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment. Sales of MedSurg Equipment also increased 20% for the year on a constant currency basis.

Surgical Equipment and Surgical Navigation Systems: Sales of surgical equipment and surgical navigation systems increased 16% during the year, on both a reported and constant currency basis, due to strong worldwide sales growth in the System 5 heavy-duty powered system, interventional pain products, Sterishield personal protection systems and surgical navigation products as well as strong sales growth in the Neptune operating waste management system in the United States.

Endoscopic,Communications and Digital Imaging Systems: Sales of endoscopic, communications and digital imaging systems increased 24% during the year, on both a reported and constant currency basis, as a result of strong sales growth in medical video imaging equipment, led by growth of digital imaging equipment and the 1088 HD Camera, and strong growth in general surgery products in the United States, partially offset by slower sales growth in arthroscopy in the United States resulting from the discontinuance of allograft products during the year.

Patient Handling and Emergency Medical Equipment:  Sales of patient handling and emergency medical equipment increased 23% during the year, 22% on a constant currency basis, due to strong sales growth in hospital and maternity beds and emergency medical equipment in the United States and solid stretcher growth in the U. S. market.

Physical Therapy Services revenues were $262.6 million for 2005, representing an increase of 7% with all of the growth coming from new physical therapy centers.

Cost of sales represented 35.3% of sales in 2005 compared with 35.5% in 2004.  The lower cost of sales percentage in 2005 is partially due to increased average selling prices for the Company's products and lower excess and obsolete inventory costs associated with discontinued products, partially offset by faster sales growth in the lower margin MedSurg Equipment segment and higher growth in royalty costs relative to sales growth.

            Research, development and engineering expenses represented 5.8% of sales in 2005 compared with 5.0% in 2004. These expenses increased 32% in 2005 to $284.7 million.  The higher spending level is the result of the Company's continued focus on new product development for anticipated future product launches and continued investments in new technologies, together with, beginning in the third quarter of 2004, spending associated with the continued development of products acquired from SpineCore.  New product introductions in 2005 in the Orthopaedic Implants segment included X3 polyethylene, the Company's next-generation highly crosslinked polyethylene featuring a higher level of strength and wear reduction in both hip and knee replacements, and the posteriorly stabilized version of the Triathlon Knee System in the United States, Europe, Canada and the Pacific region.  Within the MedSurg Equipment segment, new product introductions in 2005 included the Maestro drill, which expanded the Company's line of micro powered instruments for spine; neurologic; and ear, nose & throat applications.

            Selling, general and administrative expenses increased 10% in 2005 and represented 38.0% of sales compared with 39.5% in 2004.  The decrease in selling, general and administrative expenses as a percent of sales in 2005 is due to lower meeting costs and slower growth in advertising costs and insurance premiums relative to the Company's growth in net sales.  These decreases were partially offset by an increase in sales commission expense as a result of the 14% growth in net sales in 2005 in addition to higher amortization expense associated with loaner instrument sets.

            The purchased in-process research and development charge of $15.9 million recorded in the fourth quarter of 2005 relates to the acquisition of PlasmaSol, as previously described.  The purchased in-process research and development charge of $120.8 million recorded in the third quarter of 2004 relates to the acquisition of SpineCore, a private, development-stage company.  At the date of the acquisition, the artificial lumbar and cervical spinal disc implant technologies acquired were in preliminary stages of clinical studies in the United States and had not yet reached technological feasibility.  The upfront payment of $120.0 million, plus certain transaction costs, was allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.

            The Company believes that the technologies acquired in both the PlasmaSol and SpineCore acquisitions will result in the introduction of new products and additional future sales.  However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of these potential new products.  Additionally, unanticipated issues may arise during current and future clinical trials that could delay or terminate a product's development prior to regulatory approval.  The Company may experience an unfavorable impact on its operating results if it is unable to capitalize on those efforts by attaining the proper FDA approval.  As of December 31, 2006, the Company had not encountered significant issues and expects completion of the development and initial commercialization of both the sterilization technologies and spinal disc implant technologies beginning in 2008.

            As a result of the adoption of FASB Statement No. 123 (revised), the Company's operating income for the years ended December 31, 2005 and 2004 was reduced by $48.7 million and $38.9 million, respectively, and the Company's net earnings for the same periods were reduced by $31.6 million and $25.7 million, respectively.  Basic and diluted net earnings per share for the years ended December 31, 2005 and 2004 were reduced by $.08 and $.06, respectively.

            Interest  and marketable securities income, which is included in other income (expense), increased to $13.3 million in 2005 from $4.7 million in 2004, primarily due to increased cash and cash equivalents and marketable securities balances compared to the year earlier period.  Interest expense, which is included in other income (expense), increased to $7.7 million in 2005 from $6.8 million in 2004, primarily as a result of increased borrowings in Europe to complete the repatriation of foreign earnings in the fourth quarter of 2005.

            The effective income tax rate was 32.6% for the year ended December 31, 2005 and 35.1% for the year ended December 31, 2004.  The effective income tax rate for 2005 reflects a charge of $27.4 million to recognize the income tax expense and related liability associated with the repatriation of $722 million of foreign earnings under the provisions of the American Jobs Creation Act completed in the fourth quarter.  The effective income tax rate for 2005 also reflects the impact of the nondeductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of PlasmaSol.  The effective income tax rate for the year ended December 31, 2004 reflects the impact of the nondeductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of SpineCore.  After considering these factors, the Company's reported effective income tax rates for the years ended December 31, 2005 and 2004 are lower than the United States statutory income tax rate primarily as a result of manufacturing in lower tax, international jurisdictions.

            Net earnings in 2005 increased 46% to $643.6 million from $440.0 million in 2004; basic net earnings per share increased 45% to $1.59 in 2005 from $1.10 in 2004; and diluted net earnings per share increased 45% to $1.57 in 2005 from $1.08 in 2004.

            Excluding the impacts of the charges to write off purchased in-process research and development in 2005 and 2004 and to recognize income tax expense associated with the repatriation of foreign earnings in 2005, adjusted net earnings increased 22% to $686.9 million in 2005 from $560.8 million in 2004.  Adjusted basic net earnings per share increased 21% to $1.70 in 2005 from $1.40 in 2004, and adjusted diluted net earnings per share increased 22% to $1.67 in 2005 from $1.37 in 2004.  The reconciliations of these non-GAAP financial measures are as follows (in millions except per share amounts):

	2005	2004	% Change
Reported net earnings	$643.6	$440.0	46%
Purchased in-process research and development	15.9	120.8	(87)
Income taxes on repatriation of foreign earnings	27.4	--	--
Adjusted net earnings	$686.9	$560.8	22

Basic net earnings per share:
Reported basic net earnings per share	$1.59	$1.10	45
Purchased in-process research and development	$.04	$.30	(87)
Income taxes on repatriation of foreign earnings	$.07	--	--
Adjusted basic net earnings per share	$1.70	$1.40	21

Weighted-average basic shares outstanding	403.7	401.2

Diluted net earnings per share:
Reported diluted net earnings per share	$1.57	$1.08	45
Purchased in-process research and development	$.04	$.30	(87)
Income taxes on repatriation of foreign earnings	$.07	--	--
Adjusted diluted net earnings per share	$1.67	$1.37	22

Weighted-average diluted shares outstanding	410.8	409.3

            The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

            The Company's working capital at December 31, 2006 increased $561.5 million to $2,182.8 million from $1,621.3 million at December 31, 2005.  The increase in working capital resulted from growth in the Company's overall business and the use of cash earnings to fund increases in accounts receivable, inventories and prepaid expenses.

            Accounts receivable days sales outstanding was 56 days at December 31, 2006 compared with 54 days at December 31, 2005.  Days sales in inventory increased 8 days to 122 days at December 31, 2006 from 114 days at December 31, 2005.  The increase in days sales in inventory at December 31, 2006 is primarily due to higher levels of inventory in support of anticipated product launches and first quarter sales as well as management's effort to run the manufacturing plants at a steady rate during the year.

            The Company generated cash of $867.3 million from operations in 2006 compared with $833.4 million in 2005.  The increase in cash from operations in 2006 compared with the prior year is primarily due to increased earnings partially offset by growth in the working capital accounts, primarily inventories and accounts receivable.

            In 2006, the Company used cash of $217.5 million for capital expenditures, including $29.4 million related to the implementation of ERP systems at multiple manufacturing and distribution facilities; $24.1 million for the expansion of the Company's OP-1 manufacturing facility in Lebanon, New Hampshire; $17.5 million for the new corporate headquarters in Kalamazoo, Michigan; and $12.5 million for construction of the Homer Stryker Center for education and clinical research in Mahwah, New Jersey.  In addition, the Company used cash of $97.1 million for acquisitions and $44.6 million for the payment of dividends.  The Company also purchases and sells marketable securities, which are classified as available-for-sale investments in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Marketable securities totaled $998.2 million at December 31, 2006.

            In addition to the acquisitions discussed previously, the Company acquired eTrauma in the first quarter of 2005 for an upfront payment of $50.0 million in cash plus certain transaction costs.  The acquisition of eTrauma was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's Consolidated Financial Statements from the date of the acquisition and did not materially impact the Company's reported operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the eTrauma acquisition.

            The purchase price for eTrauma was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  Based on the purchase price allocation, $22.0 million was allocated to identifiable intangible assets, to be amortized over their remaining lives of 5 to 8 years, and $30.2 million was allocated to goodwill.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and eTrauma.  In conjunction with the integration plan, the Company recorded additional purchase liabilities for severance and related costs of $0.3 million, which were included in the purchase price allocation.

            The Company had $416.6 million in cash and cash equivalents and $998.2 million in marketable securities at December 31, 2006.  The Company also had outstanding borrowings totaling $14.8 million at that date, all of which were classified as current obligations.  The Company believes its cash on hand and marketable securities, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings; loaner instrumentation for surgical implants in support of new product launches; required debt repayments and the payment of dividends.

            Should additional funds be required, the Company had $1,028.1 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $1,000.0 million 5-year nonamortizing, revolving Unsecured Credit Facility that expires in November 2010.  In addition, the Company had $200.0 million of eligible accounts receivable that could be sold through its accounts receivable securitization facility at December 31, 2006.

            The Company's future contractual obligations for agreements with initial terms greater than 1 year, including agreements to purchase materials in the normal course of business, are summarized as follows (in millions):

	Payment Period
	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$14.8	$--	$--	$--	$--	$--
Operating leases	62.1	51.3	38.5	22.7	13.3	25.4
Unconditional purchase obligations	208.4	5.5	1.0	--	--	--

The Company's additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year

Unsecured Credit Facility and other lines of credit	$1,028.1	$65.8	$962.3

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

Inventory Reserves

The Company maintains reserves for excess and obsolete inventory resulting from the potential inability to sell its products at prices in excess of current carrying costs.  The markets in which the Company operates are highly competitive and new products and surgical procedures are introduced on an ongoing basis.  Such marketplace changes may cause some of the Company's products to become obsolete.  The Company makes estimates regarding the future recoverability of the costs of these products and records a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends.  If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which could unfavorably affect future operating results.

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

Other Matters

            The Company distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  The Company's operating results are primarily exposed to changes in exchange rates among the United States dollar, the Japanese yen and European currencies, in particular the euro and the British pound.  When the United States dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases.  When the United States dollar strengthens, the opposite situation occurs.  The Company manufactures its products in the United States, France, Germany, Ireland, Switzerland, Canada and Puerto Rico and incurs the costs to manufacture in the applicable local currencies.  This worldwide deployment of factories serves to partially mitigate the impact of currency exchange rate changes on the Company's cost of sales.

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

            At December 31, 2006, the Company had outstanding forward currency exchange contracts to purchase $387.9 million and sell $227.0 million of various currencies (principally United States dollars and euros) with maturities ranging principally from 7 to 180 days.  At December 31, 2005, the Company had outstanding forward currency exchange contracts to purchase $217.6 million and sell $196.1 million of various currencies (principally United States dollars and euros) with maturities ranging principally from 7 to 180 days.  The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points.  A hypothetical 10% change in foreign currencies relative to the U. S. dollar would change the December 31, 2006 fair value by approximately $9.7 million.  The Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of the counterparties.

            The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies that are deferred and recorded as a separate component of shareholders' equity.  For the year ended December 31, 2006, the strengthening of foreign currencies relative to the United States dollar increased the value of these investments in net assets, and the related deferred gain in shareholders' equity, by $102.6 million to $119.6 million from $17.0 million at December 31, 2005.

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

            In December 2003, the Company announced that its subsidiary Physiotherapy Associates, Inc., and Stryker received a subpoena from the United States Attorney's Office in Boston, Massachusetts, in connection with a United States Department of Justice investigation of Physiotherapy Associates' billing and coding practices.  In March 2005, the Company announced that it received a subpoena from the United States Department of Justice requesting documents for the period January 2002 through the present relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  In June 2006, the Company announced that it received a subpoena from the United States Department of Justice, Antitrust Division, requesting documents for the period January 2001 through the present regarding possible violations of federal criminal law, including possible violation of the antitrust laws, relating to the manufacture and sale of orthopaedic implant devices.  The Company is fully cooperating with the Department of Justice regarding these matters.

            In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the Company's Consolidated Financial Statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties and requires additional disclosure on an annual basis.  The Company plans to adopt the provisions of the Interpretation effective January 1, 2007, as required.  The Company has not yet determined the effect the adoption of the Interpretation will have on the financial position of the Company but does not anticipate a material impact.  Any difference between the amounts recognized in the Company's Consolidated Financial Statements prior to the adoption of the Interpretation and the amounts reported after the adoption will be accounted for as a cumulative-effect adjustment recorded in the beginning balance of retained earnings on January 1, 2007 and will not require restatement of prior periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in the Results of Operations and Other Matters sections of the Company's Management's Discussion and Analysis of Financial Condition on pages 27 through 28 and 37 through 38, respectively.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Stryker Corporation:

We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and schedule are the responsibility of Stryker Corporation's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

            As discussed in Notes 1, 7 and 9 to the consolidated financial statements, in 2006 Stryker Corporation changed its methods of accounting for share-based payments and retirement plans in connection with the required adoption of Statement of Financial Accounting Standards Nos. 123(R) and 158, respectively.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stryker Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan
February 2, 2007

CONSOLIDATED BALANCE SHEETS
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	December 31
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$416.6	$491.2
Marketable securities	998.2	565.3
Accounts receivable, less allowance of $50.1 ($53.4 in 2005)	907.0	770.3
Inventories	677.6	563.5
Deferred income taxes	417.2	383.1
Prepaid expenses and other current assets	117.7	96.7
Total current assets	3,534.3	2,870.1

Property, Plant and Equipment
Land, buildings and improvements	651.0	559.4
Machinery and equipment	1,000.0	843.1
	1,651.0	1,402.5
Less allowance for depreciation	699.3	571.5
	951.7	831.0
Other Assets
Goodwill	531.3	513.2
Other intangibles, less accumulated amortization of $286.0 ($237.5 in 2005)	405.7	409.7
Loaner instrumentation, less accumulated amortization of $564.6 ($422.3 in 2005)	287.7	245.6
Deferred income taxes	118.6	91.1
Other	44.5	31.8
	1,387.8	1,291.4
	$5,873.8	$4,992.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$252.2	$206.5
Accrued compensation	285.9	252.9
Income taxes	208.2	207.3
Dividend payable	89.7	44.6
Accrued expenses and other liabilities	500.7	490.1
Current maturities of long-term debt	14.8	47.4
Total current liabilities	1,351.5	1,248.8

Long-Term Debt, Excluding Current Maturities	--	184.2
Other Liabilities	331.3	259.3
Shareholders' Equity
Common stock, $.10 par value:
Authorized-1,000.0 shares
Outstanding- 407.9 shares (405.2 in 2005)	40.8	40.5
Additional paid-in capital	569.1	452.0
Retained earnings	3,490.5	2,802.5
Accumulated other comprehensive gain	90.6	5.2
Total shareholders' equity	4,191.0	3,300.2
	$5,873.8	$4,992.5

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	Years ended December 31
	2006	2005	2004
Net sales	$5,405.6	$4,871.5	$4,262.3
Cost of sales	1,848.7	1,718.5	1,513.8
Gross profit	3,556.9	3,153.0	2,748.5

Research, development and engineering expenses	324.6	284.7	214.9
Selling, general and administrative expenses	2,061.7	1,853.5	1,683.5
Intangibles amortization	43.6	48.8	47.8
Purchased in-process research and development	52.7	15.9	120.8
	2,482.6	2,202.9	2,067.0
Operating income	1,074.3	950.1	681.5

Other income (expense)	29.5	4.5	(3.4)
Earnings before income taxes	1,103.8	954.6	678.1
Income taxes	326.1	311.0	238.1
Net earnings	$777.7	$643.6	$440.0

Net earnings per share of common stock:
Basic	$1.91	$1.59	$1.10
Diluted	$1.89	$1.57	$1.08

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2004	$39.9	$244.7	$1,799.7	$99.6	$2,183.9
Net earnings for 2004	--	--	440.0	--	440.0
Unrealized gains on securities of $0.4,
net of $0.1 income tax expense	--	--	--	0.3	0.3
Unfunded pension losses, net of $0.6
income tax benefit	--	--	--	(3.8)	(3.8)
Foreign currency translation adjustments	--	--	--	102.2	102.2
Comprehensive earnings for 2004					538.7
Issuance of 3.1 shares of common stock
under stock option and benefit plans,
including $33.8 excess income tax
benefit	0.4	61.9	--	--	62.3
Share-based compensation	--	39.5	--	--	39.5
Cash dividend declared of $.09 per share
of common stock	--	--	(36.2)	--	(36.2)
Balances at December 31, 2004	40.3	346.1	2,203.5	198.3	2,788.2
Net earnings for 2005	--	--	643.6	--	643.6
Unrealized gains on securities of $1.0,
net of $0.4 income tax expense	--	--	--	0.6	0.6
Unfunded pension losses, net of $1.2
income tax benefit	--	--	--	(0.8)	(0.8)
Foreign currency translation adjustments	--	--	--	(192.9)	(192.9)
Comprehensive earnings for 2005					450.5
Issuance of 2.7 shares of common stock
under stock option and benefit plans,
including $30.4 excess income tax
benefit	0.2	56.5	--	--	56.7
Share-based compensation	--	49.4	--	--	49.4
Cash dividend declared of $.11 per share
of common stock	--	--	(44.6)	--	(44.6)
Balances at December 31, 2005	40.5	452.0	2,802.5	5.2	3,300.2
Net earnings for 2006	--	--	777.7	--	777.7
Unrealized losses on securities of $1.3,
net of $0.4 income tax benefit	--	--	--	(0.9)	(0.9)
Unfunded pension gains, net of $1.5
income tax expense	--	--	--	2.6	2.6
Foreign currency translation adjustments	--	--	--	102.6	102.6
Comprehensive earnings for 2006					882.0
Issuance of 2.8 shares of common stock
under stock option and benefit plans,
including $26.1 excess income tax
benefit	0.3	60.2	--	--	60.5
Share-based compensation	--	56.9	--	--	56.9
Cash dividend declared of $.22 per share
of common stock	--	--	(89.7)	--	(89.7)
Adjustments to adopt FASB Statement
No. 158, net of $3.9 income tax benefit	--	--	--	(18.9)	(18.9)
Balances at December 31, 2006	$40.8	$569.1	$3,490.5	$90.6	$4,191.0

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Stryker Corporation and Subsidiaries
(in millions)

	Years ended December 31
	2006	2005	2004
Operating Activities
Net earnings	$777.7	$643.6	$440.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	123.5	106.1	102.7
Amortization	208.3	183.8	148.2
Share-based compensation	56.9	49.4	39.5
Income tax benefit from exercise of stock options	33.2	35.0	39.8
Excess income tax benefit from exercise of stock options	(26.1)	(30.4)	(33.8)
Purchased in-process research and development	52.7	15.9	120.8
Payments of restructuring and acquisition-related liabilities	--	--	(3.8)
Provision for losses on accounts receivable	7.8	9.0	18.4
Deferred income tax expense (credit)	(27.1)	7.9	(72.7)
Other	6.0	7.8	10.2
Changes in operating assets and liabilities, net of
effects of acquisitions:
Reductions of accounts receivable securitization	--	--	(150.0)
Accounts receivable	(111.8)	(71.1)	(93.5)
Inventories	(86.8)	(39.7)	(63.0)
Loaner instrumentation	(198.1)	(189.4)	(161.4)
Accounts payable	39.1	(2.5)	68.3
Payments of acquisition purchase liabilities	--	(1.6)	(0.2)
Accrued expenses and other liabilities	24.0	75.0	138.4
Income taxes	(8.6)	18.0	34.0
Other	(3.4)	16.6	(22.4)
Net cash provided by operating activities	867.3	833.4	559.5

Investing Activities
Acquisitions, net of cash acquired	(97.1)	(59.7)	(144.7)
Purchases of marketable securities	(9,137.8)	(1,543.4)	--
Proceeds from sales of marketable securities	8,709.7	968.4	--
Purchases of property, plant and equipment	(217.5)	(271.7)	(187.8)
Proceeds from sales of property, plant and equipment	0.4	3.4	8.5
Net cash used in investing activities	(742.3)	(903.0)	(324.0)

Financing Activities
Proceeds from borrowings	113.7	586.3	538.6
Payments on borrowings	(340.9)	(364.8)	(556.0)
Dividends paid	(44.6)	(36.2)	(28.0)
Proceeds from exercise of stock options	48.6	30.4	37.3
Excess income tax benefit from exercise of stock options	26.1	30.4	33.8
Other	(6.1)	(13.8)	18.7
Net cash provided by (used in) financing activities	(203.2)	232.3	44.4
Effect of exchange rate changes on cash and cash equivalents	3.6	(20.9)	3.6
Increase (decrease) in cash and cash equivalents	(74.6)	141.8	283.5
Cash and cash equivalents at beginning of year	491.2	349.4	65.9
Cash and cash equivalents at end of year	$416.6	$491.2	$349.4

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
December 31, 2006

NOTE 1
SIGNIFICANT ACCOUNTING POLICIES

Business: Stryker Corporation (the Company or Stryker) is one of the world's leading medical technology companies with the most broadly based range of products in orthopaedics and a significant presence in other medical specialties.  Stryker works with respected medical professionals to help people lead more active and more satisfying lives.  The Company's products include implants used in joint replacement, trauma, craniomaxillofacial and spinal surgeries; biologics; surgical, neurologic, ear, nose & throat and interventional pain equipment; endoscopic, surgical navigation, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  Stryker also provides outpatient physical therapy services in the United States.

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

The Company's marketable securities and other investments are stated at fair value based on quoted market prices.  Adjustments to the fair value of marketable securities and other investments that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in shareholders' equity.  Adjustments to the fair value of other investments that are classified as trading are recorded in earnings as offsets to the related changes in liabilities under deferred compensation arrangements.  The amortized cost of marketable debt securities classified as available-for-sale is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method.  Such amortization is included in other income (expense) along with interest and realized gains and losses.  The cost of securities sold is determined by the specific identification method.

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

            There were no amounts of undivided percentage ownership interests in accounts receivable sold by SFC under the facility as of December 31, 2006 and 2005.  Accounts receivable sold would be reflected in the consolidated balance sheet as reductions of accounts receivable in the period sold.  The amount of receivables available to be sold is subject to change monthly, based on the level of defined eligible receivables less defined customary reductions for servicing, dilution and loss reserves.  The Company's retained interest in accounts receivable held by SFC, which is in the form of a subordinated note, represents an overcollateralization of any undivided interest sold.  This retained interest totaled $436.2 million and $347.1 million at December 31, 2006 and 2005, respectively.

Inventories: Inventories are stated at the lower of cost or market.  Cost for approximately 79% of inventories is determined using the first-in, first-out (FIFO) cost method.  Cost for certain domestic inventories is determined using the last-in, first-out (LIFO) cost method.  The FIFO cost for all inventories approximates replacement cost.

The Company maintains reserves for excess and obsolete inventory resulting from the potential inability to sell its products at prices in excess of current carrying costs.  The markets in which the Company operates are highly competitive, and new products and surgical procedures are introduced on an ongoing basis.  Such marketplace changes may cause some of the Company's products to become obsolete.  The Company makes estimates regarding the future recoverability of the costs of these products and records a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends.

Property, Plant and Equipment: Property, plant and equipment is stated at cost.  Depreciation is computed by either the straight-line or declining-balance method over the estimated useful lives of 3 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment.

Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets.  Other intangible assets include developed technology, which is amortized on a straight-line basis over 20 years, and customer relationships (which reflect expected continued customer patronage), trademarks and patents, which are amortized on a straight-line basis over 4 to 40 years (weighted-average life of 14 years for other intangible assets).

Loaner Instrumentation: Loaner instrumentation represents the net book value of loaner instruments for surgical implants provided to customers by the Company.  Loaner instrumentation is amortized on a straight-line basis over a 3-year period.  Amortization expense for loaner instrumentation is included in selling, general and administrative expenses.

Stock Options:  At December 31, 2006, the Company had key employee and director stock option plans, which are described more fully in Note 7.  Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (revised), Share-Based Payment.  The revised Statement requires companies to measure the cost of employee stock options based on the grant-date fair value and recognize that cost over the period during which a recipient is required to provide services in exchange for the options, typically the vesting period.  The Company adopted the provisions of the revised Statement using the modified-retrospective transition method provided in the revised Statement.  Under this method, the Company restated all prior periods presented on a consistent basis, based on the pro forma expense previously disclosed.

            As a result of the adoption of the revised Statement, the Company's operating income for the years ended December 31, 2006, 2005 and 2004 was reduced by $56.2 million, $48.7 million and $38.9 million, respectively, and the Company's net earnings for the same periods were reduced by $36.5 million, $31.6 million and $25.7 million, respectively.  Basic and diluted net earnings per share for the years ended December 31, 2006, 2005 and 2004 were reduced by $.09, $.08 and $.06, respectively.  In addition, prior period balance sheets were adjusted to reflect the cumulative impact of stock option compensation expense and stock option exercise activity as required by the modified-retrospective transition method.  The consolidated balance sheet at December 31, 2005 was adjusted to reflect decreases in retained earnings and deferred stock-based compensation of $125.7 million and $1.6 million, respectively, and increases in the balances of additional paid-in capital and noncurrent deferred income tax assets of $172.5 million and $48.4 million, respectively.

            Prior to the adoption of the revised Statement, the Company presented all of the income tax benefits resulting from the exercise of stock options as cash flows provided by operating activities in the consolidated statements of cash flows.  The revised Statement requires the income tax benefit from deductions, resulting from the exercise of stock options, in excess of the compensation cost recognized (excess income tax benefit) to be classified as cash flows provided by financing activities.  Excess income tax benefit from exercise of stock options reported as cash flows provided by financing activities for the years ended December 31, 2006, 2005 and 2004, respectively, would have been classified as cash flows provided by operating activities if the Company had not adopted the provisions of the revised Statement.

The weighted-average fair value per share of options granted during 2006, 2005 and 2004, estimated on the date of grant using the Black-Scholes option pricing model, was $17.16, $17.45 and $16.83, respectively.  The fair value of options granted was estimated using the following weighted-average assumptions:

	2006	2005	2004
Risk-free interest rate	4.6%	2.9%	1.9%
Expected dividend yield	0.2%	0.2%	0.2%
Expected stock price volatility	24.8%	30.7%	34.3%
Expected option life	7.0 years	6.5 years	6.5 years

            The risk-free interest rate for periods within the expected life of options granted is based on the United States Treasury yield curve in effect at the time of grant.  Expected stock price volatility is based on historical volatility of the Company's stock.  The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data.  The Company recognizes the cost of stock options using the straight-line method over their vesting periods.

Income Taxes: The Company accounts for income taxes using the liability method.  Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.  Deferred income tax expense (credit) represents the change in net deferred income tax assets and liabilities during the year.

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

Derivative Financial Instruments: The Company follows the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and No. 138, in accounting for its derivative financial instruments.  The Statements require the Company to recognize all derivatives on the balance sheet at fair value.  The Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates.  The Company enters into forward currency exchange contracts to manage these economic risks.  These contracts are adjusted to fair value through earnings.

Legal and Other Contingencies:  The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters.  The potential future outcomes of these matters are outside of management's complete control and will generally not be known for prolonged periods of time.  In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements.  In legal matters for which management has sufficient information to reasonably estimate the Company's future obligations, a liability representing management's best estimate of the probable cost for the resolution of these legal matters is recorded.  The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.

Accumulated Other Comprehensive Gain (Loss): The components of accumulated other comprehensive gain (loss) are as follows (in millions):

		Unfunded	Foreign	Accumulated
	Unrealized	Pension	Currency	Other
	Gains (Losses)	Gains	Translation	Comprehensive
	on Securities	(Losses)	Adjustments	Gain (Loss)
Balances at January 1, 2005	$(0.7)	$(10.9)	$209.9	$198.3
Other comprehensive gain (loss) for 2005	0.6	(0.8)	(192.9)	(193.1)
Balances at December 31, 2005	(0.1)	(11.7)	17.0	5.2
Other comprehensive gain (loss) for 2006	(0.9)	2.6	102.6	104.3
Adjustments to adopt FASB Statement
No. 158, net of income tax benefit	--	(18.9)	--	(18.9)
Balances at December 31, 2006	$(1.0)	$(28.0)	$119.6	$90.6

On December 31, 2006, the Company adopted the provisions of FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -  an amendment of FASB Statements No. 87, 88, 106 and 132(R).  The Statement requires an entity to recognize, on its balance sheet, an asset or liability reflecting the funded status of defined benefit postretirement plans as the difference between the projected benefit obligation and fair value of plan assets with changes continuing to be reflected in the accumulated other comprehensive gain (loss) component of shareholders' equity net of related income taxes.  This Statement does not change the calculation of the amount of net periodic benefit cost included in net earnings.  As a result of the adoption of the Statement, the funded status of the Company's defined benefit pension plans resulted in the recognition, in the Company's December 31, 2006 consolidated  balance sheet, of an additional $22.8 million liability with corresponding changes in accumulated other comprehensive gain (loss) and deferred income taxes.  The adoption of the Statement did not require a restatement of prior periods.  Additional information regarding the adoption of this Statement is provided in Note 9.

Recently Issued Accounting Standards: In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the Company's Consolidated Financial Statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.  The Company plans to adopt the provisions of the Interpretation effective January 1, 2007, as required.  The Company has not yet determined the effect the adoption of the Interpretation will have on the financial position of the Company but does not anticipate a material impact.  Any difference between the amounts recognized in the Company's Consolidated Financial Statements prior to the adoption of the Interpretation and the amounts reported after the adoption will be accounted for as a cumulative-effect adjustment recorded in the beginning balance of retained earnings on January 1, 2007 and will not require restatement of prior periods.

Reclassifications:  Certain prior year amounts have been reclassified to conform with the presentation used in 2006.

NOTE 2
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The following is a summary of the Company's investments (in millions):

		Gross
		Unrealized	Estimated
	Cost	Losses	Fair Value
At December 31, 2006:
Available-for-sale securities:
Corporate and asset-backed debt securities	$515.3	$(0.6)	$514.7
U.S. treasury debt securities	245.0	(0.7)	244.3
Certificates of deposit	131.9	(0.1)	131.8
U.S. agency debt securities	61.5	--	61.5
Municipal debt securities	22.0	--	22.0
Other	23.9	--	23.9
Total available-for-sale securities	999.6	(1.4)	998.2
Trading securities:
Mutual funds	29.7	--	29.7
Total investments	$1,029.3	$(1.4)	$1,027.9

Reported as:
Current assets -- Marketable securities			$998.2
Noncurrent assets -- Other			29.7
			$1,027.9

At December 31, 2005:
Available-for-sale securities:
Municipal debt securities	$468.1	$(0.1)	$468.0
U.S. treasury debt securities	79.7	--	79.7
U.S. agency debt securities	9.6	--	9.6
Certificates of deposit	8.0	--	8.0
Total available-for-sale securities	565.4	(0.1)	565.3
Trading securities:
Mutual funds	23.1	--	23.1
Total investments	$588.5	$(0.1)	$588.4

Reported as:
Current assets -- Marketable securities			$565.3
Noncurrent assets -- Other			23.1
			$588.4

            The net carrying value and estimated fair value of available-for-sale debt securities at December 31, 2006, by contractual maturity, are as follows (in millions):

		Estimated
	Cost	Fair Value
At December 31, 2006:
Due in one year or less	$457.0	$456.1
Due after one year through three years	541.2	540.7
Due after three years	1.4	1.4
	$999.6	$998.2

Interest and marketable securities income, which is included in other income (expense), totaled $41.4 million in 2006, $13.3 million in 2005 and $4.7 million in 2004.

            The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates.  These nonfunctional currency exposures relate principally to intercompany receivables and payables arising from intercompany transactions, including purchases of manufactured products.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies.  All forward currency exchange contracts are marked-to-market each period with resulting gains (losses) included in other income (expense) in the consolidated statements of earnings.

            At December 31, 2006, the Company had outstanding forward currency exchange contracts to purchase $387.9 million and sell $227.0 million of various currencies (principally United States dollars and euros) with maturities ranging principally from 7 to 180 days.  At December 31, 2005, the Company had outstanding forward currency exchange contracts to purchase $217.6 million and sell $196.1 million of various currencies (principally United States dollars and euros) with maturities ranging principally from 7 to 180 days.  The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points and is recorded as a component of accrued expenses and other liabilities in the consolidated balance sheets.  At December 31, 2006, the Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of the counterparties.

NOTE 3
INVENTORIES

            Inventories are summarized as follows (in millions):

	December 31
	2006	2005
Finished goods	$506.2	$414.9
Work-in-process	76.0	65.4
Raw material	98.8	87.0
FIFO cost	681.0	567.3
Less LIFO reserve	3.4	3.8
	$677.6	$563.5

NOTE 4
ACQUISITIONS

            In the first quarter of 2006, the Company acquired all of the outstanding stock of Sightline Technologies Ltd. (Sightline), a private, development-stage company, for an upfront payment of $50.0 million in cash plus certain transaction costs and the assumption of certain liabilities.  The acquisition of Sightline, a developer of flexible endoscopes, is expected to enhance the Company's presence in the gastrointestinal and other markets within its MedSurg Equipment segment.  Sightline's operating results are included in the Company's Consolidated Financial Statements from the date of the acquisition and did not materially impact the Company's operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the Sightline acquisition.

The purchase price was preliminarily allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.  The amount of the purchase price allocated to purchased in-process research and development resulted in a charge of $52.7 million, or $.13 per diluted share, against the Company's operating results.  At the date of the acquisition, the flexible endoscope technologies acquired had not yet reached technological feasibility.  The amount written off as purchased in-process research and development was not deductible for income tax purposes in the United States.

Terms of the transaction also include potential milestone payments of up to an additional $90.0 million upon the achievement of certain operational and financial targets related to Sightline's products, the first of which is expected to occur in 2007.  The potential milestone payments are expected to be capitalized at their fair values as intangible assets at the time of payment and will be amortized over their remaining useful lives.

In the fourth quarter of 2005, the Company acquired, by merger, all of the outstanding stock of PlasmaSol Corp. (PlasmaSol), a private, development-stage company.  PlasmaSol is a developer of a technology that should allow Stryker to provide sterilization equipment for use with certain of its MedSurg Equipment products.  The cost of the transaction totaled $17.5 million including an upfront cash payment plus the assumption of certain liabilities.  PlasmaSol's operating results are included in the Company's Consolidated Financial Statements from the date of the acquisition and did not materially impact the Company's operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the PlasmaSol acquisition.

The purchase price was allocated to assets acquired primarily for deferred income tax assets associated with acquired net operating losses and purchased in-process research and development based on their estimated fair value at the date of acquisition.  The amount of the purchase price allocated to purchased in-process research and development resulted in a charge of $15.9 million, or $.04 per diluted share, against the Company's 2005 operating results.  At the date of acquisition, the sterilization technology acquired had not yet been approved for sale by the United States Food and Drug Administration (FDA) and, therefore, had not yet reached technological feasibility.  The amount written off as purchased in-process research and development was not deductible for income tax purposes in the United States.

In the first quarter of 2005, the Company acquired, by merger, all of the outstanding stock of eTrauma.com Corp. (eTrauma) for $50.0 million in cash plus certain transaction costs.  The acquisition expanded the Company's digital imaging equipment product offerings within its MedSurg Equipment segment by adding eTrauma's proprietary Picture Archive and Communications Systems (PACS) image management and viewing software.  The acquisition of eTrauma was accounted for using the purchase method of accounting.  The results of operations for the acquired business are included in the Company's Consolidated Financial Statements from the date of the acquisition and did not materially impact the Company's operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the eTrauma acquisition.

            The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  Based on the purchase price allocation, $22.0 million was allocated to identifiable intangibles, to be amortized over their remaining lives of 5 to 8 years, and $30.2 million was allocated to goodwill, which was not deductible for income tax purposes in the United States.  Immediately after the acquisition was consummated, management of the Company began to implement an integration plan to combine Stryker and eTrauma.  In conjunction with the integration plan, the Company recorded additional purchase liabilities for severance and related costs of $0.3 million, which were included in the purchase price allocation.

            In the third quarter of 2004, the Company acquired, by merger, all of the outstanding stock of SpineCore, Inc. (SpineCore), for an upfront payment of $120.0 million in cash plus certain transaction costs.  The acquisition of SpineCore, a developer of artificial lumbar and cervical spinal disc implant technologies, is expected to enhance the Company's presence in the spinal implant market, an important growth area within its Orthopaedic Implants segment.  SpineCore's operating results are included in the Company's Consolidated Financial Statements from the date of the acquisition and did not materially impact the Company's operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the SpineCore acquisition.

The purchase price was allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.  The amount of the purchase price allocated to purchased in-process research and development resulted in a charge of $120.8 million, or $.30 per diluted share, against the Company's 2004 operating results.  At the date of the transaction, the spinal disc implant technologies acquired were in preliminary stages of clinical studies in the United States and had not yet reached technological feasibility.  The amount written off as purchased in-process research and development was not deductible for income tax purposes in the United States.

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

The Company believes that the technologies acquired in the Sightline, PlasmaSol and SpineCore acquisitions will result in the introduction of new products and additional future sales.  However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of these potential new products.  Additionally, unanticipated issues may arise during current and future clinical trials that could delay or terminate a product's development prior to regulatory approval.  The Company may experience an unfavorable impact on its operating results if it is unable to capitalize on those efforts by attaining the proper FDA approval.  As of December 31, 2006, the Company had not encountered significant issues and expects completion of the development and initial commercialization of the flexible endoscope technologies in 2007 and both the sterilization technologies and spinal disc implant technologies in 2008.

NOTE 5

GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2006 and 2005 are as follows (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Balances as of January 1, 2005	$469.4	$18.8	$18.1	$506.3
Goodwill acquired	--	31.6	3.0	34.6
Foreign currency translation effects	(25.2)	(0.3)	--	(25.5)
Other	--	--	(2.2)	(2.2)
Balances as of December 31, 2005	444.2	50.1	18.9	513.2
Goodwill acquired	--	--	1.8	1.8
Foreign currency translation effects	18.0	0.2	--	18.2
Other	--	(1.4)	(0.5)	(1.9)
Balances as of December 31, 2006	$462.2	$48.9	$20.2	$531.3

In the fourth quarters of 2006 and 2005, the Company completed the required annual impairment tests of goodwill as prescribed by FASB Statement No. 142, Goodwill and Other Intangible Assets, and determined, in all instances, that recorded goodwill was not impaired and that no goodwill write-down was necessary.

The following is a summary of the Company's other intangible assets (in millions):

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
At December 31, 2006:
Amortized intangible assets:
Developed technology	$260.7	$105.0	$155.7
Customer relationships	172.4	40.2	132.2
Patents	181.7	93.1	88.6
Trademarks	37.0	20.5	16.5
Other	39.9	27.2	12.7
	$691.7	$286.0	$405.7

At December 31, 2005:
Amortized intangible assets:
Developed technology	$244.9	$84.7	$160.2
Customer relationships	163.8	32.8	131.0
Patents	169.7	78.7	91.0
Trademarks	35.7	18.2	17.5
Other	33.1	23.1	10.0
	$647.2	$237.5	$409.7

The estimated amortization expense for each of the five succeeding years is as follows (in millions):

2007	$39.7
2008	$39.3
2009	$38.4
2010	$31.3
2011	$24.0

NOTE 6
LONG-TERM DEBT

Long-term debt is summarized as follows (in millions):

	December 31
	2006	2005
Unsecured Credit Facility	$--	$224.8
Other	14.8	6.8
	14.8	231.6
Less current maturities	14.8	47.4
	$--	$184.2

The Company has established a $1,000.0 million Unsecured Credit Facility.  The facility, which expires in November 2010, includes a senior 5-year nonamortizing, revolving credit agreement with a maximum amount of $1,000.0 million.  The Company may increase the credit facility maximum limit in $100.0 million increments up to an additional $500.0 million upon acceptance by the existing lender group or additional lenders.

The Unsecured Credit Facility requires a facility fee ranging from 0.04% to 0.15% on the aggregate commitment of the credit facility, depending on the Company's debt rating.  The credit facility includes a $500.0 million multicurrency sublimit, under which yen and euro can be borrowed; a $100.0 million swing line sublimit;

and a $100.0 million letter of credit sublimit.  The credit facility bears interest at a base rate, as defined, plus an applicable margin ranging from 0.12% to 0.475%, depending on the Company's debt rating.

            During 2006, the weighted-average interest rate, excluding required fees, for all borrowings under the credit facility was 2.9%.  The Unsecured Credit Facility requires the Company to comply with certain financial and other covenants.  The Company was in compliance with all covenants at December 31, 2006.  In addition to the Unsecured Credit Facility, the Company has lines of credit, issued by various financial institutions, available to fund the Company's day-to-day operating needs.  At December 31, 2006, the Company had $1,028.1 million of additional borrowing capacity available under all of its existing credit facilities.

The carrying amounts of the Company's long-term debt approximate their fair values, based on the quoted interest rates for similar types and amounts of borrowing agreements.

Interest paid on debt, including required fees, was $6.3 million in 2006, $8.1 million in 2005 and $6.0 million in 2004; these amounts are reflected in interest expense, which is included in other income (expense).

NOTE 7

CAPITAL STOCK

On April 20, 2004 the Company's shareholders approved an amendment to Section A of Article III of the Company's Restated Articles of Incorporation to increase its authorized shares of common stock to 1 billion from 500 million shares.

On April 20, 2004 the Company's Board of Directors approved a two-for-one stock split, effective May 14, 2004, for shareholders of record on May 3, 2004.  All share and per share data have been adjusted to reflect the stock split as though it had occurred at the beginning of all periods presented.

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

The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant.  The options are granted for periods of up to 10 years and become exercisable in varying installments.  A summary of stock option activity follows:

			Weighted-Average
			Remaining	Aggregate
	Shares	Weighted-Average	Contractual Term	Intrinsic Value
	(in millions)	Exercise Price	(in years)	(in millions)
Options outstanding at January 1, 2006	24.2	$28.78
Granted	4.8	46.84
Exercised	(3.1)	16.57
Cancelled	(0.5)	42.93
Options outstanding at December 31, 2006	25.4	$33.35	6.1	$551.9

Exercisable at December 31, 2006	14.5	$24.75	4.6	$439.0

Options expected to vest	10.3	$44.56	8.1	$108.9

            The aggregate intrinsic value, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, of options exercised during the years ended December 31, 2006, 2005 and 2004 was $100.0 million, $100.5 million and $115.8 million, respectively.  The total grant-date fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $46.4 million, $43.1 million and $39.5 million, respectively.  Shares reserved for future compensation grants of Stryker common stock were 25.9 million at December 31, 2006. Option shares reserved for future grants were 10.1 million at December 31, 2005.  Exercise prices for options outstanding as of December 31, 2006 ranged from $7.10 to $52.73.  At December 31, 2006, there was $136.0 million of unrecognized compensation cost related to nonvested stock options granted under the stock option plans; that cost is expected to be recognized over the following 8.2 years (weighted-average period of 1.9 years).

NOTE 8
NET EARNINGS PER SHARE

            The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	2006	2005	2004
Net earnings	$777.7	$643.6	$440.0

Weighted-average shares outstanding for basic
net earnings per share	406.5	403.7	401.2
Effect of dilutive employee stock options	5.3	7.1	8.1
Adjusted weighted-average shares outstanding
for diluted net earnings per share	411.8	410.8	409.3

Net earnings per share of common stock:
Basic	$1.91	$1.59	$1.10
Diluted	$1.89	$1.57	$1.08

Options to purchase an average of 4.5 million and 2.5 million shares of common stock during the years ended December 31, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.

NOTE 9
RETIREMENT PLANS

Certain of the Company's subsidiaries have both funded and unfunded defined benefit pension plans covering some or all of their employees.  All of the defined benefit pension plans have projected benefit obligations in excess of plan assets.  As discussed in Note 1, the Company adopted the provisions of FASB Statement No. 158 as of December 31, 2006.  The adoption of the Statement did not require a restatement of prior periods   Substantially all of the defined benefit pension plans use a December 31 measurement date for the determination of plan obligations and funded status of the plans.  A summary of the Company's defined benefit pension plans is as follows (in millions):

	December 31
	2006	2005
Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$156.8	$145.3
Service cost	10.7	8.6
Interest cost	6.9	6.4
Foreign exchange impact	12.4	(14.1)
Employee contributions	0.8	0.6
Actuarial losses (gains)	(0.2)	15.1
Benefits paid	(5.0)	(5.1)
Projected benefit obligations at end of year	182.4	156.8
Change in plan assets:
Fair value of plan assets at beginning of year	91.6	78.7
Actual return	9.7	10.3
Employer contributions	6.4	13.2
Employee contributions	0.8	0.6
Foreign exchange impact	6.2	(6.7)
Benefits paid	(4.5)	(4.5)
Fair value of plan assets at end of year	110.2	91.6
Funded status at end of year	$(72.2)	$(65.2)

Weighted-average assumptions as of December 31:
Discount rate	4.5%	4.3%
Expected return on plan assets	6.3%	6.3%
Rate of compensation increase	3.1%	3.1%

The components of the amounts recognized in the consolidated balance sheets are as follows (in millions):

	December 31
	2006	2005
Noncurrent assets - Other	$--	$1.5
Current liabilities - Accrued compensation	(0.8)	(6.3)
Noncurrent liabilities - Other liabilities	(71.4)	(38.7)
	$(72.2)	$(43.5)

The components of the amounts recognized in accumulated other comprehensive gain (loss) before the effect of income taxes are as follows (in millions):

	December 31
	2006	2005
Unrecognized net actuarial loss	$(13.0)	$(17.1)
Adjustments to adopt FASB Statement No. 158:
Additional unrecognized net actuarial loss	(21.6)	--
Unrecognized prior service cost	(0.9)	--
Unrecognized transition amount	(0.3)	--
	$(35.8)	$(17.1)

The accumulated benefit obligation for all of the defined benefit pension plans was $158.2 million and $133.6 million as of December 31, 2006 and 2005, respectively.  Pension plans with an accumulated benefit obligation in excess of plan assets had projected benefit obligations, accumulated benefit obligations and fair value of plan assets of $146.2 million, $129.5 million and $80.2 million, respectively, as of December 31, 2006 and $129.1 million, $112.6 million and $68.4 million, respectively, as of December 31, 2005.

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in accumulated other comprehensive gain (loss) before the effect of income taxes are as follows (in millions):

	2006	2005	2004
Net periodic benefit cost:
Service cost	$(10.9)	$(8.8)	$(6.6)
Interest cost	(6.9)	(6.3)	(5.6)
Expected return on plan assets	6.0	5.1	4.1
Amortization of prior service cost
and transition amount	(0.2)	(0.2)	(0.2)
Recognized actuarial loss	(1.4)	(0.9)	(0.5)
Net periodic benefit cost	(13.4)	(11.1)	(8.8)

Other changes in plan assets and benefit
obligations recognized in accumulated other
comprehensive gain (loss):
Net actuarial gain (loss)	2.7	(2.9)	(4.9)
Recognized actuarial loss	1.4	0.9	0.5
Adjustments to adopt FASB Statement No. 158:
Recognized actuarial loss	(21.6)	--	--
Prior service cost	(0.9)	--	--
Transition amount	(0.3)	--	--
Total recognized in accumulated other
comprehensive gain (loss)	(18.7)	(2.0)	(4.4)
Total recognized in net periodic benefit cost and
accumulated other comprehensive gain (loss)	$(32.1)	$(13.1)	$(13.2)

The estimated net actuarial loss and amortization of prior service cost and transition amount for the defined benefit pension plans to be recognized from accumulated other comprehensive income into net period benefit cost in the year ended December 31, 2007, are $1.8 million and $0.2 million, respectively.

The Company has assumed an average long-term expected return on defined benefit plan assets of 6.3% as of December 31, 2006.  The expected return is determined by applying the target allocation in each asset category of plan investments to the anticipated return for each asset category based on historical and projected returns.

The weighted-average allocation of plan assets by asset category is as follows:

	December 31
	2006	2005
Equity securities	65%	65%
Debt securities	29	30
Other	6	5
	100%	100%

The investment strategy for the Company's defined benefit pension plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.  Reflected below are target investment allocation ranges for the plans at December 31, 2006:

	Low		High
Equity Securities	56%	-	73%
Debt securities	26	-	41
Other	2	-	8

The Company anticipates contributing approximately $8.2 million to its defined benefit pension plans in 2007.

The following estimated future benefit payments, which reflect expected future service as appropriate, are expected to be paid in the years indicated (in millions):

	2007	2008	2009	2010	2011	2012-2016
Expected benefit payments	$4.8	$5.0	$5.7	$6.2	$6.0	$40.2

Retirement plan expense under the Company's defined contribution retirement plans totaled $73.4 million in 2006, $64.5 million in 2005 and $61.1 million in 2004.  A portion of the Company's retirement plan expenses was funded with Stryker common stock totaling $7.0 million in 2006, $6.3 million in 2005 and $5.4 million in 2004.  The use of Stryker common stock represents a noncash operating activity that is not reflected in the consolidated statements of cash flows.  The amount of Stryker common stock held by the Company's defined contribution retirement plans totaled $86.2 million (approximately 1.6 million shares) and $71.2 million (approximately 1.6 million shares) as of December 31, 2006 and 2005, respectively.  The value of Stryker common stock as a percentage of total defined contribution retirement plan assets was 13% as of both December 31, 2006 and 2005.

NOTE 10
INCOME TAXES

            In the fourth quarter of 2004, the President of the United States signed the American Jobs Creation Act (the Act).  The Act provided a temporary incentive for United States companies to repatriate accumulated income earned in foreign jurisdictions by providing an 85% dividends-received deduction for certain dividends from controlled corporations.

In the third quarter of 2005, the Company's Board of Directors approved a plan to repatriate $722 million of foreign earnings under the provisions of the Act.  The repatriation plan was completed in the fourth quarter of 2005, and the Company recorded a charge of $27.4 million, or $.07 per diluted share, to recognize the income tax expense and related liability in the United States associated with the repatriation.  The repatriated funds were invested pursuant to an approved Domestic Reinvestment Plan that conformed to the Act.

Earnings before income taxes consist of the following (in millions):

	2006	2005	2004
United States operations	$547.5	$369.9	$201.8
Foreign operations	556.3	584.7	476.3
	$1,103.8	$954.6	$678.1

The components of the provision for income taxes follow (in millions):

	2006	2005	2004
Current income tax expense:
Federal	$235.4	$173.0	$151.0
State	29.8	27.3	17.9
Foreign	88.0	102.8	141.9
	353.2	303.1	310.8
Deferred income tax expense (credit)	(27.1)	7.9	(72.7)
	$326.1	$311.0	$238.1

A reconciliation of the United States statutory income tax rate to the Company's effective income tax rate follows:

	2006	2005	2004
United States statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State taxes, less effect of federal deduction	2.1	2.5	1.9
Tax benefit relating to operations in Ireland and Puerto Rico	(9.1)	(9.8)	(9.8)
Nondeductible purchased in-process research and development	1.7	0.6	6.2
Nondeductible permanent differences	1.3	1.9	3.0
United States income taxes on repatriation of foreign earnings	--	2.9	--
Foreign income taxes at rates different from the United States statutory rate	(0.3)	0.6	(0.7)
Other	(1.2)	(1.1)	(0.5)
	29.5%	32.6%	35.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Valuation allowances are recorded to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized.  The tax effect of significant temporary differences, which comprise the Company's deferred income tax assets and liabilities, is as follows (in millions):

	December 31
	2006	2005
Deferred income tax assets:
Inventories	$278.6	$255.5
Accounts receivable and other assets	20.1	20.7
Other accrued expenses	110.7	87.8
Depreciation and amortization	24.5	24.2
State taxes	15.0	15.0
Net operating loss carryforwards	23.3	16.2
Other	78.0	66.0
Total deferred income tax assets	550.2	485.4
Less valuation allowance	(14.4)	(11.2)
Total deferred income tax assets after valuation allowances	535.8	474.2
Deferred income tax liabilities:
Depreciation and amortization	(139.7)	(118.5)
Other accrued expenses	(12.4)	(11.6)
Other	(14.2)	(10.5)
Total deferred income tax liabilities	(166.3)	(140.6)
Total net deferred income tax assets	$369.5	$333.6

Net operating loss carryforwards totaling approximately $47.6 million at December 31, 2006 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries.

Deferred income tax assets and liabilities are included in the consolidated balance sheets as follows (in millions):

	December 31
	2006	2005
Current assets -- Deferred income taxes	$417.2	$383.1
Noncurrent assets -- Deferred income taxes	118.6	91.1
Current liabilities -- Accrued expenses and other liabilities	(38.1)	(35.8)
Noncurrent liabilities -- Other liabilities	(128.2)	(104.8)
Total net deferred income tax assets	$369.5	$333.6

At December 31, 2006, tax authorities in several tax jurisdictions both inside and outside the United States were conducting routine audits of the Company's income tax returns filed in prior years.  These audits are generally designed to determine if individual tax authorities are in agreement with the Company's interpretations of complex income tax regulations regarding the allocation of income to the various tax jurisdictions.  During 2006, the Company did not reach resolution on any significant outstanding tax audit and, therefore, increased its income tax accruals by $19.7 million for the Company's best estimate of the probable resolution of these tax positions.

No provision has been made for United States federal and state income taxes or foreign income taxes that may result from future remittances of the undistributed earnings ($1,772.8 million at December 31, 2006) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely.  Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Total income taxes paid, net of refunds received, were $325.6 million in 2006, $247.8 million in 2005 and $235.8 million in 2004.

NOTE 11
SEGMENT AND GEOGRAPHIC DATA

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor
OP-1.  The MedSurg Equipment segment sells surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  The Other category includes Physical Therapy Services and corporate administration, interest expense and interest and marketable securities income.

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

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company measures the financial results of its reportable segments using an internal performance measure that excludes the purchased in-process research and development charges recognized in 2006, 2005 and 2004, the additional income taxes on the repatriation of foreign earnings recognized in 2005 as well as the effect of share-based compensation, which includes compensation related to both employee and director stock option plans and restricted stock grants.  Identifiable assets are those assets used exclusively in the operations of each business segment or are allocated when used jointly.  Corporate assets are principally cash and cash equivalents; marketable securities; and property, plant and equipment.

Sales and other financial information by business segment follows (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Year ended December 31, 2006
Net sales	$3,110.1	$2,037.1	$258.4	$5,405.6
Interest and marketable securities income	--	--	41.4	41.4
Interest expense	--	--	9.5	9.5
Depreciation and amortization expense	267.9	53.0	10.9	331.8
Income taxes (credit)	238.6	109.6	(2.2)	346.0
Segment net earnings (loss)	564.1	317.1	(13.8)	867.4
Less purchased in-process research and development				52.7
Less share-based compensation, net of income tax benefit				37.0
Net earnings				777.7
Total assets	3,576.1	1,103.3	1,194.4	5,873.8
Capital expenditures	134.9	53.3	29.3	217.5

Year ended December 31, 2005
Net sales	2,849.5	1,759.4	262.6	4,871.5
Interest and marketable securities income	--	--	13.3	13.3
Interest expense	--	--	7.7	7.7
Depreciation and amortization expense	230.0	49.6	10.3	289.9
Income taxes (credit)	206.7	101.3	(7.1)	300.9
Segment net earnings (loss)	464.8	272.6	(18.4)	719.0
Less purchased in-process research and development				15.9
Less share-based compensation, net of income tax benefit				32.1
Less income taxes on repatriation of foreign earnings				27.4
Net earnings				643.6
Total assets	2,988.8	874.7	1,129.0	4,992.5
Capital expenditures	183.5	69.9	18.3	271.7

Year ended December 31, 2004
Net sales	2,556.2	1,461.2	244.9	4,262.3
Interest income	--	--	4.7	4.7
Interest expense	--	--	6.8	6.8
Depreciation and amortization expense	196.1	40.0	14.8	250.9
Income taxes (credit)	190.2	79.4	(18.1)	251.5
Segment net earnings (loss)	409.9	209.1	(32.0)	587.0
Less purchased in-process research and development				120.8
Less share-based compensation, net of income tax benefit				26.2
Net earnings				440.0
Total assets	2,906.0	698.4	515.6	4,120.0
Capital expenditures	127.9	52.1	7.8	187.8

The Company's principal areas of operation outside of the United States are Europe and Japan.  The Company also has operations in the Pacific region, Canada, Latin America and the Middle East.  Geographic information follows (in millions):

	Net	Long-Lived
	Sales	Assets
Year ended December 31, 2006
United States	$3,556.8	$1,321.1
Europe	972.4	701.8
Japan	364.5	101.5
Other foreign countries	511.9	96.5
	$5,405.6	$2,220.9

Year ended December 31, 2005
United States	$3,165.6	$1,220.0
Europe	891.1	627.7
Japan	380.1	99.0
Other foreign countries	434.7	84.6
	$4,871.5	$2,031.3

Year ended December 31, 2004
United States	$2,753.0	$1,038.6
Europe	780.2	695.0
Japan	351.5	112.3
Other foreign countries	377.6	56.7
	$4,262.3	$1,902.6

NOTE 12
LEASES

The Company leases various manufacturing and office facilities and equipment under operating leases.  Future minimum lease commitments under these leases are as follows (in millions):

2007	$62.1
2008	51.3
2009	38.5
2010	22.7
2011	13.3
Thereafter	25.4
$213.3

Rent expense totaled $94.7 million in 2006, $85.3 million in 2005 and $79.9 million in 2004.

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

            In December 2003, the Company announced that its subsidiary Physiotherapy Associates, Inc., and Stryker received a subpoena from the United States Attorney's Office in Boston, Massachusetts, in connection with a United States Department of Justice investigation of Physiotherapy Associates' billing and coding practices.  In March 2005, the Company announced that it received a subpoena from the United States Department of Justice requesting documents for the period January 2002 through the present relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  In June 2006, the Company announced that it received a subpoena from the United States Department of Justice, Antitrust Division requesting documents for the period January 2001 through the present regarding possible violations of federal criminal law, including possible violation of the antitrust laws, relating to the manufacture and sale of orthopaedic implant devices.  The Company is fully cooperating with the Department of Justice regarding these matters.

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

SUMMARY OF QUARTERLY DATA (UNAUDITED)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	2006 Quarter Ended				2005 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Net sales	$1,320.9	$1,327.9	$1,294.0	$1,462.8	$1,202.5	$1,218.6	$1,171.9	$1,278.5

Gross profit	868.0	875.4	852.3	961.2	772.5	795.5	754.6	830.4

Earnings before
income taxes	227.3	296.6	262.4	317.5	235.8	251.3	214.3	253.2

Net earnings	147.5	213.9	188.4	227.9	166.7	177.8	120.7	178.4

Net earnings per share
of common stock:
Basic	.36	.53	.46	.56	.41	.44	.30	.44
Diluted	.36	.52	.46	.55	.41	.43	.29	.43

Market price of
common stock:
High	50.90	47.75	51.00	55.92	52.64	50.95	56.32	49.74
Low	43.77	40.77	42.06	48.83	43.00	43.51	46.80	39.74

The price quotations reported above were supplied by the New York Stock Exchange.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

       Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (the "Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.  There was no change to the Company's internal control over financial reporting during the period ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Stryker Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 under the supervision and with the participation of the Certifying Officers.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework.  Based on that assessment, management believes that, as of December 31, 2006, the Company's internal control over financial reporting is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Stryker Corporation:

            We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Stryker Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Stryker Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Stryker Corporation's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Stryker Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Stryker Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 2, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan

February 2, 2007

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company and certain corporate governance and other matters appearing under the captions "Information About the Board of Directors and Corporate Governance Matters," "Proposal 1 - Election of Directors," "Audit Committee" and "Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2007 proxy statement is incorporated herein by reference.

Information regarding the executive officers of the Company appears below.  All officers are appointed annually.  Reported ages are as of January 31, 2007.

Stephen P. MacMillan, age 43, was appointed President and Chief Operating Officer of the Company in June 2003 and Chief Executive Officer as of January 1, 2005.  Prior to joining the Company, he was most recently Sector Vice President, Global Specialty Operations for Pharmacia Corporation, which he joined in 1999.  Prior to Pharmacia, he spent 11 years at Johnson & Johnson ("J&J"), most recently as President of Johnson & Johnson-Merck Consumer Pharmaceuticals, a joint venture between J&J and Merck.  Prior to joining J&J, he held various marketing positions at Procter & Gamble.

Dean H. Bergy, age 47, was appointed Vice President and Chief Financial Officer in January 2003 and was the Vice President, Finance of the Company since October 1998.  He had previously been Vice President, Finance of the Stryker Medical division since October 1996 and Controller of the Company from June 1994.  Prior to joining the Company in June 1994, he was a Senior Manager with Ernst & Young LLP.

            Curtis E. Hall, age 50, was appointed Vice President and General Counsel of the Company in June, 2004.  He had previously been General Counsel for the Company since 1994.  Prior to joining the Company, he was a partner in the Michigan law firm of Miller, Canfield, Paddock and Stone, an Assistant United States Attorney in Washington, D.C. and an Assistant District Attorney in New York City.

Stephen Si Johnson, age 50, was appointed Vice President of the Company in February 2000 and was appointed Group President, MedSurg in September 1999.  He had previously been President of Stryker Instruments since 1995.  After joining the Company in 1980 he held various sales and marketing positions in the MedSurg Group and was appointed General Manager of Stryker Instruments in 1992 and Executive Vice President of Stryker Instruments in 1994.

            James E. Kemler, age 49, was appointed Vice President of the Company and Group President, Stryker Biotech, Spine, Osteosynthesis and Development in August 2001.  He had previously been President of Stryker Biotech since 1996 and General Manager of Stryker Biotech since October 1995.  Prior to joining the Company in October 1995, he spent 11 years with Baxter International Inc. in a variety of marketing, manufacturing and financial management positions, which included three years at Baxter's German subsidiary.

Michael W. Rude, age 45, was appointed Vice President, Human Resources of the Company in July 2000.  Prior to joining the Company, he served as Vice President of Human Resources for the SCIMED Division of Boston Scientific Corporation.  Prior to that he held various positions as Vice President, Human Resources within The Dun & Bradstreet Corporation and spent eight years in various Human Resources positions at Baxter International, Inc.

Thomas R. Winkel, age 54, was appointed Vice President, Administration of the Company in December 1998 and Secretary of the Company in February 2005.  He has been a Vice President of the Company since December 1984.  He had previously been President of Stryker Americas/Middle East since March 1992 and Vice

President, Administration since June 1987.  Since joining the Company in October 1978, he has held various other positions, including Assistant Controller and Controller.

            The Corporate Governance Guidelines adopted by the Company's Board of Directors, as well as the charters of each of the Audit Committee, the Governance and Nominating Committee, the Compensation Committee and the Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions is available under the "For Investors - Corporate Governance" section of the Company's website at www.stryker.com.  Print copies of such documents are available upon written request sent to the Secretary of the Company at 2825 Airview Boulevard, Kalamazoo, Michigan 49002.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of the management of the Company appearing under the captions "Compensation Committee Report," "Executive Compensation" and "Director Compensation" in the 2007 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption "Stock Ownership" in the 2007 proxy statement is incorporated herein by reference.

At December 31, 2006, the Company had key employee and director stock option plans under which options are granted at a price not less than fair market value at the date of grant.  These stock option plans were previously submitted to and approved by the Company's shareholders.  Additional information regarding the Company's stock option plans appear in "Note 1 - Significant Accounting Polices" and "Note 7 - Capital Stock" on pages 45 through 49 and pages 55 through 56 of this report, respectively.  At December 31, 2006, the Company also had a stock performance incentive award program pursuant to which shares of the Company's Common Stock have been and may be issued to certain employees with respect to performance in any calendar year through December 31, 2012.  The status of these plans as of December 31, 2006 follows:

Number of shares of Common
	Number of shares of Common	Weighted-average	Stock remaining available for
	Stock to be issued upon	exercise price of	future issuance under equity
	exercise of outstanding options,	outstanding options,	compensation plans (excluding
Plan category	warrants and rights	warrants and rights	shares reflected in the first column)

Equity
compensation
plans approved
by shareholders	25,370,100	$33.35	26,739,564

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

The information under the caption "Information About the Board of Directors and Corporate Governance Matters - Certain Relationships and Related Party Transactions" in the 2007 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions "Information About the Board of Directors and Corporate Governance Matters - Independent Directors" and "Proposal 3 - Ratification of Appointment of Our Independent Registered Public Accounting Firm - Relationship with Ernst & Young" in the 2007 proxy statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are set forth in Part II,
Item 8 of this report.

Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Earnings for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
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

STRYKER CORPORATION

Date: February 28, 2007	/s/ DEAN H. BERGY
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

/s/ LOUISE L. FRANCESCONI
Louise L. Francesconi - Director

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
STRYKER CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F

		Additions	Deductions

	Balance at	Charged to			Balance
	Beginning	Costs &			at End
Description	of Period	Expenses	Describe (a)	Describe (b)	of Period

DEDUCTED FROM ASSET ACCOUNTS

Allowance for Doubtful Accounts (in millions):
Year ended December 31, 2006	$53.4	$7.8	$11.5	$(0.4)	$50.1
Year ended December 31, 2005	$54.7	$9.0	$8.3	$2.0	$53.4
Year ended December 31, 2004	$48.9	$18.4	$13.9	$(1.3)	$54.7

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
(i)	Composite copy of Restated Articles of Incorporation as amended through April 19, 2000 -
Incorporated by reference to Exhibit 3(i) to the Company's Form 10-K for the year ended December
31, 2000 (Commission File No. 000-09165).
(ii)	By-Laws - Incorporated by reference to Exhibit 3(ii) to the Company's Form 10-Q for the quarter ended June 30, 1988 (Commission File No. 000-09165).

Exhibit 4 -	Instruments defining the rights of security holders, including indentures - The Company agrees to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of the Company and its subsidiaries not exceeding 10% of the total assets of the Company and its consolidated subsidiaries is authorized.
(i)	Form of $1 billion Five-Year Credit Agreement, dated as of November 18, 2005, among the Company and the Agents and other Lenders party thereto - Incorporated by reference to Exhibit 10.1 to the
Company's Form 8-K dated November 23, 2005 (Commission File No. 000-09165).

Exhibit 10 -	Material contracts
(i)*	2006 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.1 to the Company's Form
8-K dated February 9, 2006 (Commission File No. 000-09165).
(ii)*	1998 Stock Option Plan (as Amended Effective February 7, 2006) - Incorporated by reference to
Exhibit 10.2 to the Company's Form 8-K dated February 9, 2006 (Commission File No. 000-09165).
(iii)*	Supplemental Savings and Retirement Plan (as Amended Effective January 1, 1996) - Incorporated by
reference to Exhibit 10(iii) to the Company's Form 10-K for the year ended December 31, 1994
(Commission File No.000-09165).
(iv)*	Employment contract dated as of April 22, 2003 between Stryker Corporation and Stephen P.
MacMillan - Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 000-09165).
(v)*	Restricted stock agreement made as of June 1, 2003 by Stryker Corporation with Stephen P.
MacMillan - Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 000-09165).
(vi)*	Stock option agreement relating to special stock option award to Stephen P. MacMillan pursuant to the
1998 Stock Option Plan on February 7, 2006 - Incorporated by reference to Exhibit 10.3 to the
Company's Form 8-K dated February 9, 2006 (Commission File No. 000-09165).
(vii)*	Employment contract dated as of May 8, 2001 between Stryker SA and Luciano Cattani.
(viii.)*	Stryker Corporation Executive Bonus Plan - Incorporated by reference to Exhibit 10.1 to the
Company's Form 8-K dated February 21, 2007 (Commission File No. 000-09165).

Exhibit 11 -	Statement re: computation of per share earnings
(i)	"Note 8 - Net Earnings per Share" on page 56 of this report.

Exhibit 21 -	Subsidiaries of the registrant
(i)	List of Subsidiaries.

Exhibit 23 -	Consent of experts and counsel
(i)	Consent of Independent Registered Public Accounting Firm.

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation.
(ii)	Certification of Principal Financial Officer of Stryker Corporation.

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation.
(ii)	Certification by Chief Financial Officer of Stryker Corporation.

*compensation arrangement