Form 10-Q
period 2007-03-31
STRYKER CORP
filed 2007-04-27
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission file number: 0-9165

STRYKER CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-1239739
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2825 Airview Boulevard, Kalamazoo, Michigan	49002
(Address of principal executive offices)	(Zip Code)

(269) 385-2600
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

YES [  ]         NO [X]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

409,078,946 shares of Common Stock, $.10 par value, as of March 31, 2007.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	March 31	December 31
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$294.3	$416.6
Marketable securities	1,171.9	998.2
Accounts receivable, less allowance of $49.3 ($50.1 in 2006)	936.6	907.0
Inventories	710.2	677.6
Deferred income taxes	452.5	417.2
Prepaid expenses and other current assets	132.6	117.7
Total current assets	3,698.1	3,534.3

Property, Plant and Equipment, less allowance for depreciation
of $732.2 ($699.3 in 2006)	962.3	951.7

Other Assets
Goodwill	533.0	531.3
Other intangibles, less accumulated amortization of $313.9 ($286.0 in 2006)	400.0	405.7
Loaner instrumentation, less accumulated amortization of $595.1 ($564.6 in 2006)	295.7	287.7
Deferred income taxes	140.8	118.6
Other	46.8	44.5
	1,416.3	1,387.8
	$6,076.7	$5,873.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$224.2	$252.2
Accrued compensation	195.3	285.9
Income taxes	123.3	208.2
Dividend payable	--	89.7
Accrued expenses and other liabilities	503.5	500.7
Current maturities of long-term debt	15.1	14.8
Total current liabilities	1,061.4	1,351.5

Long-Term Debt, excluding current maturities	0.1	--

Other Liabilities	527.2	331.3

Shareholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding - 409.1 shares (407.9 in 2006)	40.9	40.8
Additional paid-in capital	614.8	569.1
Retained earnings	3,726.4	3,490.5
Accumulated other comprehensive gain	105.9	90.6
Total shareholders' equity	4,488.0	4,191.0
	$6,076.7	$5,873.8

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended
	March 31
	2007	2006
Net sales	$1,489.3	$1,320.9
Cost of sales	496.7	452.9
Gross profit	992.6	868.0

Research, development and engineering expenses	84.6	77.1
Selling, general and administrative expenses	571.4	505.7
Intangibles amortization	11.3	10.4
Purchased in-process research and development	--	52.7
	667.3	645.9
Operating income	325.3	222.1
Other income (expense)	13.8	5.2
Earnings before income taxes	339.1	227.3
Income taxes	95.6	79.8
Net earnings	$243.5	$147.5

Net earnings per share of common stock:
Basic	$.60	$.36
Diluted	$.59	$.36

Weighted-average outstanding shares for the period:
Basic	408.6	405.7
Diluted	416.0	411.3

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2007	$40.8	$569.1	$3,490.5	$90.6	$4,191.0

Net earnings			243.5		243.5
Unrealized gains on securities				0.7	0.7
Unfunded pension losses				(0.2)	(0.2)
Foreign currency translation adjustments				14.8	14.8
Comprehensive earnings for the three
months ended March 31, 2007					258.8
Issuance of 1.2 shares of common stock
under stock option and benefit plans,
including $14.7 excess income tax benefit	0.1	29.8			29.9
Share-based compensation		15.9			15.9
Adjustment to adopt FASB Interpretation
No. 48, net of $4.2 income tax benefit			(7.6)		(7.6)
Balances at March 31, 2007	$40.9	$614.8	$3,726.4	$105.9	$4,488.0

See accompanying notes to condensed consolidated financial statements.

            In 2006, the Company declared a cash dividend of twenty-two cents per share to shareholders of record on December 29, 2006, payable on January 31, 2007.  No cash dividends have been declared during 2007.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended
	March 31
	2007	2006
Operating Activities
Net earnings	$243.5	$147.5
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	33.7	28.7
Amortization	55.3	49.1
Share-based compensation	15.9	15.0
Income tax benefit from exercise of stock options	17.2	11.9
Excess income tax benefit from exercise of stock options	(14.7)	(9.9)
Purchased in-process research and development	--	52.7
Other	0.8	2.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(26.1)	(70.5)
Inventories	(29.8)	(30.7)
Loaner instrumentation	(51.3)	(58.1)
Accounts payable	(28.5)	(5.4)
Accrued expenses	(98.5)	(89.2)
Income taxes	46.1	14.1
Other	(10.9)	(37.3)
Net cash provided by operating activities	152.7	20.7

Investing Activities
Acquisitions, net of cash acquired	(5.8)	(47.4)
Purchases of marketable securities	(1,800.2)	(416.2)
Proceeds from sales of marketable securities	1,628.8	305.8
Purchases of property, plant and equipment	(41.9)	(51.9)
Proceeds from sales of property, plant and equipment	0.2	0.1
Net cash used in investing activities	(218.9)	(209.6)

Financing Activities
Proceeds from borrowings	19.0	11.7
Payments on borrowings	(18.6)	(109.8)
Dividends paid	(89.7)	(44.6)
Proceeds from exercise of stock options	17.3	13.6
Excess income tax benefit from exercise of stock options	14.7	9.9
Other	(1.5)	14.7
Net cash used in financing activities	(58.8)	(104.5)
Effect of exchange rate changes on cash and cash equivalents	2.7	0.6
Decrease in cash and cash equivalents	($122.3)	($292.8)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

March 31, 2007

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the Company's consolidated financial statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.  Upon adoption, the Company recognized an increase in the interest accrual associated with unresolved income tax positions, which was accounted for by reducing the January 1, 2007 balance of retained earnings by $7.6 million (net of income taxes).  Subsequent to the adoption, interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).  In addition, the Company reclassified $179.2 million from the current income taxes liability to noncurrent liabilities to match the anticipated timing of future income tax payments.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 Form 10-K").

NOTE 2

COMPREHENSIVE EARNINGS

The Company follows FASB Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive earnings and its components.  The comprehensive earnings for the three months ended March 31, 2007 and 2006 were $258.8 million and $150.9 million, respectively.

NOTE 3

INVENTORIES

            Inventories are as follows (in millions):

	March 31	December 31
	2007	2006
Finished goods	$531.8	$506.2
Work-in-process	79.0	76.0
Raw material	102.8	98.8
FIFO Cost	713.6	681.0
Less LIFO reserve	3.4	3.4
	$710.2	$677.6

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

The purchase price was allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.  The amount of the purchase price allocated to purchased in-process research and development resulted in a charge of $52.7 million, or $.13 per diluted share, against the Company's first quarter 2006 operating results.  At the date of the acquisition, the flexible endoscope technologies acquired had not yet reached technological feasibility.  The amount written-off as purchased in-process research and development was not deductible for income tax purposes in the United States.

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

            The Company believes that the technologies acquired in the Sightline acquisition will result in the introduction of new products and additional future sales.  However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of these potential new products.  Additionally, unanticipated issues may arise that could delay or terminate a product's development prior to regulatory approval.  The Company may experience an unfavorable impact on its operating results if it is unable to capitalize on those efforts by attaining the proper FDA approval.  As of March 31, 2007, the Company had not encountered significant issues and expects completion of the development and initial commercialization of the flexible endoscope technologies in 2007.

NOTE 5

NET EARNINGS PER SHARE

            The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant.  Options to purchase 3.5 million shares of common stock were outstanding during the first quarter of 2007 but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.

NOTE 6

RETIREMENT PLANS

            Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended
	March 31
	2007	2006
Service cost	$3.0	$2.8
Interest cost	2.1	1.3
Expected return on plan assets	(1.8)	(0.9)
Amortization of transition amounts
and prior service cost	0.2	0.1
Recognized actuarial loss	0.1	0.2
Net periodic benefit cost	$3.6	$3.5

            The Company previously disclosed in its 2006 Form 10-K that it anticipated contributing approximately $8.2 million to its defined benefit plans in 2007 to meet minimum funding requirements.  As of March 31, 2007, $2.5 million of contributions have been made.

NOTE 7

INCOME TAXES

            The Company operates in multiple tax jurisdictions both inside and outside the United States and, accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex tax regulations.  The Company files income tax returns in each of these countries based on its determination.  At March 31, 2007, tax authorities in several tax jurisdictions both inside and outside the United States were conducting routine audits of the Company's income tax returns filed in prior years.  These audits are generally designed to determine if individual tax authorities are in agreement with the Company's interpretations of complex income tax regulations regarding the allocation of income to the various tax jurisdictions.  With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2001. Tax years subsequent to 2000 are open to examination in many of the tax jurisdictions the Company operates in, including the United States, Japan and countries throughout Europe.

            At the date of the adoption of FASB Interpretation No. 48, the Company's income tax accruals associated with unresolved income tax positions was $185.1 million.  The Company's effective income tax rate could be reduced by $168.8 million upon favorable resolution of these unresolved income tax positions.  There were no material changes in the income tax accruals recorded during the first quarter of 2007 resulting from income tax positions taken in the current or prior years, settlements with tax authorities or lapse of applicable statute of limitations.

            In addition, upon adoption of the Interpretation, the Company increased its accrual for interest associated with unresolved income tax positions by $11.8 million ($7.6 million net of income taxes) to $21.7 million.  There were no material changes in accrued interest recorded during the first quarter of 2007.

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

            The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 of the Company's 2006 Form 10-K.  The Company measures the financial results of its reportable segments using an internal performance measure that excludes the purchased in-process research and development charge recognized for the Sightline acquisition as well as the effect of share-based compensation, which includes compensation related to both employee and director stock option plans and restricted stock grants.

            Sales and net earnings (loss) by business segment follow (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended March 31, 2007
Net sales	$860.0	$565.5	$63.8	$1,489.3
Segment net earnings	163.6	88.3	1.9	253.8
Less share-based compensation, net of
income tax benefits				10.3
Net earnings				$243.5

Three Months Ended March 31, 2006
Net sales	$763.6	$490.3	$67.0	$1,320.9
Segment net earnings (loss)	138.1	74.2	(2.4)	209.9
Less purchased in-process research
and development				52.7
Less share-based compensation, net of
income tax benefits				9.7
Net earnings				$147.5

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
AND RESULTS OF OPERATIONS

            Throughout this discussion, references are made to the following financial measures:  "constant currency," "adjusted net earnings," "adjusted basic net earnings per share" and "adjusted diluted net earnings per share."  These financial measures do not replace the presentation of Stryker Corporation's (the Company or Stryker) reported financial results under generally accepted accounting principles (GAAP). The Company has provided these supplemental non-GAAP financial measures because they provide meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses these non-GAAP financial measures for reviewing the operating results of its business segments, for analyzing potential future business trends in connection with its budget process and bases certain annual bonus plans on these non-GAAP financial measures.  In order to measure the Company's sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales.  In order to measure the Company's earnings performance on a consistent and comparable basis, it is necessary to exclude the purchased in-process research and development charge recorded in 2006, which affects the comparability of operating results and the trend of earnings.  Additional details regarding the nature, determination and financial statement impact of this item are included in Results of Operations.  Given the nature of this item, management believes that excluding it from certain financial metrics is more representative of the Company's past and potential future operational performance.  In addition, the Company believes investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results.  The Company encourages investors and other users of these financial statements to review its consolidated financial statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

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

Domestic sales accounted for 66% of total revenues in both the first quarter of 2007 and 2006.  Most of the Company's products are marketed directly to doctors, hospitals and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 34% of total revenues in both the first quarter of 2007 and 2006.  The Company's products are sold in more than 100 countries through both Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

            The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

            The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the

Company's consolidated financial statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.  Additional details, including the financial statement impact resulting from this adoption, are included in Results of Operations.

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

Outlook

The Company's outlook for 2007 continues to be optimistic regarding underlying growth rates in orthopaedic procedures and the Company's broadly based range of products in orthopaedics and other medical specialties, despite the potential for continued pricing pressure in certain markets.  The Company projects diluted net earnings per share for 2007 of approximately $2.42 which represents a 28% increase over diluted net earnings per share for 2006 of $1.89.  Excluding the impact of the charge to write off purchased in-process research and development associated with the acquisition of Sightline in 2006, as more fully described in Results of Operations, the Company projects that diluted net earnings per share for 2007 will increase 20% over adjusted diluted net earnings per share of $2.02 in 2006.

The financial forecast for 2007 includes a constant currency net sales increase in the range of 11% to 13% as a result of growth in shipments of Orthopaedic Implants and MedSurg Equipment which is comparable to the 11% constant currency net sales increase reported for 2006.  If foreign currency exchange rates hold near current levels, the Company anticipates a favorable impact on net sales of approximately 1% to 1.5% in the second quarter of 2007 and a favorable impact on net sales of approximately 0.5% to 1.5% for the full year of 2007.

Results of Operations

            The table below outlines the components of the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Three Months Ended		Percentage
	March 31		Change
	2007	2006	2007/2006
Net sales	100.0	100.0	13%
Cost of sales	33.4	34.3	10
Gross profit	66.6	65.7	14
Research, development and engineering expenses	5.7	5.8	10
Selling, general and administrative expenses	38.4	38.3	13
Intangibles amortization	0.8	0.8	9
Purchased in-process research and development	--	4.0	(100)
Operating income	21.8	16.8	46
Other income (expense)	0.9	0.4	165
Earnings before income taxes	22.8	17.2	49
Income taxes	6.4	6.0	20
Net earnings	16.4	11.2	65

            The table below sets forth domestic/international and product line sales information (in millions):

			Percentage Change
	Three Months Ended		2007/2006
	March 31			Constant
	2007	2006	Reported	Currency
Domestic/international sales:
Domestic	$977.0	$867.9	13%	13%
International	512.3	453.0	13	8
Total net sales	$1,489.3	$1,320.9	13	11

Product line sales:
Orthopaedic Implants	$860.0	$763.6	13%	10%
MedSurg Equipment	565.5	490.3	15	14
Physical Therapy Services	63.8	67.0	(5)	(5)
Total net sales	$1,489.3	$1,320.9	13	11

            The table below sets forth additional geographical sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis:

	Three Months Ended March 31 2007/2006
	Percentage Change

	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	4%	9%	3%	7%	4%
Knees	17	14	8	16	14
Trauma	31	5	--	14	11
Spine	22	23	18	22	21
Craniomaxillofacial	23	10	5	18	16
Total Orthopaedic Implants	14	10	5	13	10

Worldwide MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	12	24	18	16	14
Endoscopic, communications and digital
imaging systems	13	27	20	16	15
Patient handling and emergency
medical equipment	16	4	4	13	13
Total MedSurg Equipment	14	21	16	15	14

            Stryker Corporation's net sales increased 13% in the first three months of 2007 to $1,489.3 million from $1,320.9 million in 2006.  Net sales grew by 11% as a result of increased unit volume and changes in product mix.  Changes in foreign currency exchange rates had a favorable impact on net sales growth of 2%.

            The Company's domestic sales were $977.0 million for the first quarter of 2007, representing an increase of 13% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  International sales were $512.3 million for the first quarter of 2007, representing an increase of 13% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $24.2 million in the quarter.  On a constant currency basis, international sales increased 8% in the first quarter of 2007.

            Worldwide sales of Orthopaedic Implants were $860.0 million for the first quarter of 2007, representing an increase of 13% as a result of higher shipments of reconstructive, trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor OP-1.  On a constant currency basis, sales of Orthopaedic Implants increased 10% in the first quarter of 2007.

Hip Implant Systems:  Sales of hip implant systems increased 7% during the quarter, 4% on a constant currency basis.  In the United States, sales growth was driven by sales of the recently launched X3 Polyethylene.  Solid sales growth in the Exeter and Trident hip systems in Europe and the Pacific region as well as X3 Polyethylene in the Pacific region also led to the Company's constant currency sales growth.

Knee Implant Systems:  Sales of knee implant systems increased 16% during the quarter, 14% on a constant currency basis, due to strong growth in the Triathlon knee system in both the United States and in international markets as well as solid sales growth of Scorpio knee systems in international markets.

Trauma Implant Systems:  Sales of trauma implant systems increased 14% during the quarter, 11% on a constant currency basis, as a result of strong sales growth in the Gamma 3 Hip Fracture System in the United States, Europe and Pacific region as well as solid sales growth in the Company's T2 Nailing System in the United States and Europe.

Spinal Implant Systems:  Sales of spinal implant systems increased 22% during the quarter, 21% on a constant currency basis, primarily due to strong worldwide sales growth of interbody devices and cervical implants.  Solid worldwide sales growth of thoracolumbar implant systems also contributed to the Company's constant currency sales growth.

Craniomaxillofacial Implant Systems:  Sales of craniomaxillofacial implant systems increased 18% during the quarter, 16% on a constant currency basis, as a result of strong domestic sales growth led by products for neurological indications.

Worldwide sales of MedSurg Equipment were $565.5 million for the first quarter of 2007, representing an increase of 15% as a result of higher shipments of surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  On a constant currency basis, sales of MedSurg Equipment increased 14% in the first quarter of 2007.

            Surgical Equipment and Surgical Navigation Systems:  Sales of surgical equipment and surgical navigation systems increased 16% during the quarter, 14% on a constant currency basis, due to strong sales growth of powered surgical and operating room equipment in the United States and Europe.

            Endoscopic, Communications and Digital Imaging Systems:  Sales of endoscopic, communications and digital imaging systems increased 16% during the quarter, 15% on a constant currency basis, as a result of strong worldwide sales growth of medical video imaging equipment led by the recently launched 1188 HD Camera and complementary products such as the X8000 Lightsource and Vision Elect Monitor.  Solid growth in communications products also drove sales in the quarter, led by the recently launched Infinity II Communications Platform.

            Patient Handling and Emergency Medical Equipment:  Sales of patient handling and emergency medical equipment increased 13% during the quarter on both a reported and constant currency basis, due to strong worldwide sales growth of maternity beds as well as strong sales growth of stretchers in the United States.

            Physical Therapy Services revenues were $63.8 million for first quarter of 2007, representing a decrease of 5% primarily due to a reduction in the number of clinics compared to the prior year and lower revenue from existing centers.

            Cost of sales in the first quarter of 2007 represented 33.4% of sales compared to 34.3% in the same period of 2006.  The decrease in the cost of sales percentage in the quarter is primarily due to efficiencies gained within manufacturing plants and product distribution channels as well as lower royalty costs partially offset by higher excess and obsolete inventory costs due to recent new product introductions and faster sales growth in the lower gross margin MedSurg Equipment segment.

            Research, development and engineering expenses represented 5.7% of sales in the first quarter of 2007 compared to 5.8% in the same period of 2006 and increased 10% to $84.6 million.  The higher spending level is the result of the Company's continued focus on new product development for anticipated product launches throughout the remainder of the year and in future years.

            Selling, general and administrative expenses increased 13% in the first quarter of 2007 and represented 38.4% of sales compared to 38.3% in the same period of 2006.  The increase in selling, general and administrative expenses as a percent of sales is primarily due to higher sales-related costs, including sales compensation and amortization expense associated with loaner instrument sets, partially offset by decreases in insurance premiums and slower growth in discretionary spending.

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

            Interest and marketable securities income, which is included in other income (expense), increased to $16.6 million in the first quarter of 2007 from $8.4 million in 2006 as a result of increased cash and cash equivalents and marketable securities balances compared to the prior year period.

The Company's effective income tax rate for the first quarter of 2007 was 28.2%, as compared to effective income tax rates for the first quarter of 2006 of 35.1% and year ended December 31, 2006 of 29.5%.  The effective income tax rates for the quarter ended March 31, 2006 and year ended December 31, 2006 reflect the impact of the non-deductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of Sightline.

Upon adoption of FASB Interpretation No. 48, the Company recognized an increase in the interest accrual associated with unresolved income tax positions, which was accounted for by reducing the January 1, 2007 balance of retained earnings by $7.6 million (net of income taxes).  In addition, the Company reclassified $179.2 million from the current income taxes liability to noncurrent liabilities to match the anticipated timing of future income tax payments.  Due to uncertainties regarding the ultimate resolution of income tax audits, the Company is not able to reasonably estimate the future periods in which income tax payments will be made to settle these unresolved tax positions.

            Net earnings for the first quarter of 2007 were $243.5 million, an increase of 65% compared to net earnings of $147.5 million in the first quarter of 2006.  Basic net earnings per share and diluted net earnings per share increased 67% and 64%, respectively, in the first quarter of 2007 to $.60 and $.59 from $.36 each in 2006.

            Excluding the impact of the $52.7 million charge to write off purchased in-process research and development recorded in the first quarter of 2006, net earnings for the first quarter of 2007 of $243.5 million increased by 22% over adjusted net earnings of $200.2 million for the first quarter of 2006.  Basic net earnings per share and diluted net earnings per share for the first quarter of 2007 increased 22% and 20%, respectively, over adjusted basic net earnings per share and adjusted diluted net earnings per share of $.49 for the first quarter of 2006.

            The reconciliations of these non-GAAP financial measures are as follows (in millions, except per share amounts):

			Percentage
	2007	2006	Change
Reported net earnings	243.5	$147.5	65%
Purchased in-process research and development	--	52.7	(100)
Adjusted net earnings	$243.5	$200.2	22

Basic net earnings per share:
Reported basic net earnings per share	$.60	$.36	67
Purchased in-process research and development	--	$.13	(100)
Adjusted basic net earnings per share	$.60	$.49	22

Weighted-average basic shares outstanding	408.6	405.7

Diluted net earnings per share:
Reported diluted net earnings per share	$.59	$.36	64
Purchased in-process research and development	--	$.13	(100)
Adjusted diluted net earnings per share	$.59	$.49	20

Weighted-average diluted shares outstanding	416.0	411.3

            The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

            The Company's working capital at March 31, 2007 increased $453.9 million to $2,636.7 million from $2,182.8 million at December 31, 2006.  The increase in working capital resulted from growth in the Company's overall business and the use of cash earnings to fund increases in accounts receivable, inventories and prepaid expenses.  In addition, the aforementioned $179.2 million reclassification of the current income taxes liability to noncurrent liabilities favorably impacted working capital.  Accounts receivable days sales outstanding increased 1 day to 57 days at March 31, 2007 from 56 days at December 31, 2006 and days sales in inventory increased 7 days to 129 days at March 31, 2007 from 122 days at December 31, 2006.  Days sales outstanding is comparable to the March 31, 2006 level.  Days sales in inventory at March 31, 2007 is higher than the prior year period primarily due to higher levels of inventory in support of anticipated product launches and second quarter sales as well as managements efforts to run the manufacturing plants at a steady rate.

            The Company generated cash of $152.7 million from operations in the first three months of 2007 compared to $20.7 million in 2006.  The increase in cash provided by operating activities in the first three months of 2007 compared to 2006 is primarily due to increased earnings, slower growth in accounts receivable and lower payments of current income tax liabilities in the United States.

            In the first quarter of 2007, the Company used cash of $18.6 million for payments on borrowings, $41.9 million for capital expenditures, $5.8 million for acquisitions and $89.7 million for the payment of dividends.  The Company also purchases and sells marketable securities, which are classified as available-for-sale investments in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

            The Company had $294.3 million in cash and cash equivalents and $1,171.9 million in marketable securities at March 31, 2007.  The Company had outstanding borrowings totaling $15.2 million at March 31, 2007.  The Company believes its cash on hand and marketable securities, as well as anticipated future cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings; loaner instrumentation for surgical implants in support of new product launches; and required debt repayments.  Should additional funds be required, the Company had $1,022.9 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $1,000.0 million 5-year nonamortizing, revolving Unsecured Credit Facility that expires in November 2010.  In addition, the Company had $200.0 million of eligible accounts receivable that could be sold through its accounts receivable securitization facility at March 31, 2007.

Other Matters

            The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies.  For the quarter ended March 31, 2007, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets, and the related deferred gain in shareholders' equity, by $14.8 million.

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

            There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

            Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There was no change to the Company's internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Other Matters - The Company is in the process of implementing new Enterprise Resource Planning (ERP) systems at certain of its divisions.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting.  The Company anticipates its European, Middle East, Africa division will begin to transition to its new ERP system in the third quarter of 2007.  In connection with this ERP system implementation, the Company will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  The Company does not believe that this ERP system implementation will have an adverse effect on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

            There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.	RISK FACTORS

            There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The Company issued 36,082 shares of Common Stock in the first quarter of 2007 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the
Act.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(c)	At the Annual Meeting of Shareholders held on April 25, 2007, the shareholders elected eight directors, approved the executive bonus plan and ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm. In addition, the shareholders did not approve a shareholder proposal regarding granting of performance-vesting shares to senior executives. The voting results were as follows:

1.	Election of directors:

	Shares
Name	For	Withheld
John W. Brown	362,145,341	14,916,333
Howard E. Cox, Jr.	367,123,292	9,938,382
Donald M. Engelman, Ph.D.	356,676,191	20,385,483
Louise L. Francesconi	370,804,472	6,257,202
Jerome H. Grossman, M.D.	367,472,347	9,589,327
Stephen P. MacMillan	365,241,959	11,819,715
William U. Parfet	366,465,474	10,596,200
Ronda E. Stryker	357,986,676	19,074,998

2.	Approval of the executive bonus plan:

Shares
For	Against
308,057,327	13,284,319

3.	Ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for 2007:

Shares
For	Against
373,610,941	1,436,386

4.	Shareholder proposal regarding granting of performance-vesting shares to senior executives:

Shares
For	Against
81,919,232	239,129,760

ITEM 6.	EXHIBITS

(a)	Exhibits

31(i)	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)

31(ii)	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

32(i)	Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350

32(ii)	Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

April 27, 2007	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, President
and Chief Executive Officer
(Principal Executive Officer)

April 27, 2007	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation