Form 10-Q
period 2007-06-30
STRYKER CORP
filed 2007-08-09
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES [  ]         NO [X]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

409,927,028 shares of Common Stock, $.10 par value, as of July 31, 2007.

 PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	June 30	December 31
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$170.0	$416.6
Marketable securities	1,610.2	998.2
Accounts receivable, less allowance of $42.0 ($41.8 in 2006)	940.5	867.2
Inventories	733.4	677.6
Deferred income taxes	476.0	417.2
Prepaid expenses and other current assets	132.2	113.3
Current assets of discontinued operations	--	44.2
Total current assets	4,062.3	3,534.3

Property, Plant and Equipment, less allowance for depreciation of $721.6 ($659.7 in 2006)	932.7	914.9

Other Assets
Goodwill	513.0	511.0
Other intangibles, less accumulated amortization of $239.3 ($221.1 in 2006)	392.3	403.8
Loaner instrumentation, less accumulated amortization of $623.2 ($564.6 in 2006)	299.7	287.7
Deferred income taxes	165.2	118.6
Other	54.7	44.5
Noncurrent assets of discontinued operations	--	59.0
	1,424.9	1,424.6
	$6,419.9	$5,873.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$231.2	$247.9
Accrued compensation	218.1	272.0
Income taxes	69.3	208.2
Dividend payable	--	89.7
Accrued expenses and other liabilities	503.9	496.4
Current maturities of long-term debt	17.4	14.8
Current liabilities of discontinued operations	--	22.5
Total current liabilities	1,039.9	1,351.5

Other Liabilities	578.6	325.7

Other Liabilities of Discontinued Operations	--	5.6

Shareholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding - 409.7 shares (407.9 in 2006)	41.0	40.8
Additional paid-in capital	651.3	569.1
Retained earnings	3,995.5	3,490.5
Accumulated other comprehensive gain	113.6	90.6
Total shareholders' equity	4,801.4	4,191.0
	$6,419.9	$5,873.8

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net sales	$1,463.7	$1,261.8	$2,889.2	$2,515.7
Cost of sales	444.3	393.9	883.7	787.3
Gross profit	1,019.4	867.9	2,005.5	1,728.4

Research, development and engineering expenses	92.1	75.9	176.7	153.0
Selling, general and administrative expenses	581.6	493.0	1,149.7	994.7
Intangibles amortization	11.0	10.1	22.2	20.3
Intangible asset impairment	19.8	--	19.8	--
Purchased in-process research and development	--	--	--	52.7
	704.5	579.0	1,368.4	1,220.7
Operating income	314.9	288.9	637.1	507.7
Other income (expense)	16.9	4.9	31.1	10.3
Earnings before income taxes	331.8	293.8	668.2	518.0
Income taxes	91.7	81.7	186.3	160.3
Net earnings from continuing operations	240.1	212.1	481.9	357.7

Net earnings from discontinued operations	3.3	1.8	5.0	3.7
Net gain on sale of discontinued operations	25.7	--	25.7	--
Net earnings	$269.1	$213.9	$512.6	$361.4

Basic net earnings per share:
Net earnings from continuing operations	$.59	$.52	$1.18	$.88
Net earnings from discontinued operations	$.01	--	$.01	$.01
Net gain on sale of discontinued operations	$.06	--	$.06	--
Basic net earnings per share	$.66	$.53	$1.25	$.89

Diluted net earnings per share:
Net earnings from continuing operations	$.58	$.52	$1.16	$.87
Net earnings from discontinued operations	$.01	--	$.01	$.01
Net gain on sale of discontinued operations	$.06	--	$.06	--
Diluted net earnings per share	$.65	$.52	$1.23	$.88

Weighted-average outstanding shares for the period:
Basic	409.4	406.4	409.0	406.0
Diluted	416.9	410.7	416.5	411.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2007	$40.8	$569.1	$3,490.5	$90.6	$4,191.0

Net earnings			512.6		512.6
Unrealized losses on securities				(0.9)	(0.9)
Unfunded pension losses				(0.2)	(0.2)
Foreign currency translation adjustments				24.1	24.1
Comprehensive earnings for the six
months ended June 30, 2007					535.6
Issuance of 1.8 shares of common stock
under stock option and benefit plans,
including $22.8 excess income tax benefit	0.2	49.8			50.0
Share-based compensation		32.4			32.4
Adjustment to adopt FASB Interpretation
No. 48, net of $4.2 income tax benefit			(7.6)		(7.6)
Balances at June 30, 2007	$41.0	$651.3	$3,995.5	$113.6	$4,801.4

See accompanying notes to condensed consolidated financial statements.

            In 2006, the Company declared a cash dividend of twenty-two cents per share to shareholders of record on December 29, 2006, payable on January 31, 2007.  No cash dividends have been declared during 2007.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Operating Activities
Net earnings from continuing operations	$240.1	$212.1	$481.9	$357.7
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation	32.8	28.7	64.7	55.8
Amortization	57.5	51.1	112.7	99.9
Intangible asset impairment	19.8	--	19.8	--
Share-based compensation	15.4	14.3	31.3	29.3
Income tax benefit from exercise of stock options	10.2	4.7	27.4	16.6
Excess income tax benefit from exercise of stock options	(8.1)	(3.8)	(22.8)	(13.7)
Purchased in-process research and development	--	--	--	52.7
Gain on sale of discontinued operations	(40.7)	--	(40.7)	--
Other	2.3	0.9	2.9	3.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(42.0)	13.4	(67.0)	(53.7)
Inventories	(19.6)	(37.4)	(49.4)	(68.1)
Loaner instrumentation	(50.1)	(58.7)	(101.4)	(116.8)
Accounts payable	10.6	(12.4)	(17.8)	(17.9)
Accrued expenses	21.8	23.4	(75.0)	(64.6)
Income taxes	(79.6)	(58.8)	(33.5)	(44.7)
Other	10.9	11.5	(0.3)	(24.9)
Net cash provided by discontinued operations	29.6	6.8	30.8	5.5
Net cash provided by operating activities	210.9	195.8	363.6	216.5

Investing Activities
Acquisitions, net of cash acquired	(31.9)	(31.7)	(37.6)	(76.2)
Proceeds from sale of discontinued operations, net of cash divested	144.7	--	144.7	--
Purchases of marketable securities	(3,425.2)	(3,257.5)	(5,225.4)	(3,673.7)
Proceeds from sales of marketable securities	2,987.5	3,195.2	4,616.3	3,501.0
Purchases of property, plant and equipment	(39.1)	(49.5)	(79.9)	(99.0)
Proceeds from sales of property, plant and equipment	0.1	0.1	0.3	0.2
Net cash used by discontinued operations	(0.4)	(3.0)	(1.6)	(8.3)
Net cash used in investing activities	(364.3)	(146.4)	(583.2)	(356.0)

Financing Activities
Proceeds from borrowings	74.2	73.1	93.2	84.8
Payments on borrowings	(72.3)	(201.8)	(90.9)	(311.6)
Dividends paid	--	--	(89.7)	(44.6)
Proceeds from exercise of stock options	20.2	5.9	37.5	19.5
Excess income tax benefit from exercise of stock options	8.1	3.8	22.8	13.7
Other	(2.5)	(1.6)	(4.0)	13.1
Net cash provided by (used in) financing activities	27.7	(120.6)	(31.1)	(225.1)
Effect of exchange rate changes on cash and cash equivalents	1.4	2.5	4.1	3.1
Decrease in cash and cash equivalents	($124.3)	($68.7)	($246.6)	($361.5)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

June 30, 2007

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the six-months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

NOTE 2

COMPREHENSIVE EARNINGS

            The Company follows FASB Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive earnings and its components.  The comprehensive earnings for the six months ended June 30, 2007 and 2006 were $535.6 million and $409.4 million, respectively, and for the three months ended June 30, 2007 and 2006 were $276.8 million and $258.5 million, respectively.

NOTE 3

INVENTORIES

            Inventories are as follows (in millions):

	June 30	December 31
	2007	2006
Finished goods	$554.8	$506.2
Work-in-process	80.9	76.0
Raw material	101.1	98.8
FIFO Cost	736.8	681.0
Less LIFO reserve	(3.4)	(3.4)
	$733.4	$677.6

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

            The Company believes that the technologies acquired in the Sightline acquisition will result in the introduction of new products and additional future sales.  However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of these potential new products.  Additionally, unanticipated issues may arise that could delay or terminate a product's development prior to commercialization, which could have an unfavorable impact on the Company's operating results.  As of June 30, 2007, the Company must validate certain key manufacturing processes in order to achieve its plan for initial commercialization of the flexible endoscope technologies in 2007.

NOTE 5

DISCONTINUED OPERATIONS

            On June 4, 2007, the Company announced that it had completed the sale of its outpatient physical therapy business, Physiotherapy Associates, to Water Street Healthcare Partners (Water Street), for $150.0 million in cash less certain indebtedness.  The sale of Physiotherapy is expected to allow the Company to focus its efforts on the medical technology market.  The sale of Physiotherapy resulted in a second quarter 2007 gain of $25.7 million (net of income taxes), or $.06 per diluted share.  Net sales and net earnings from discontinued operations for the first half of 2007 were $107.4 million and $5.0 million, respectively, compared to net sales and net earnings from discontinued operations of $133.1 million and $3.7 million, respectively, for the first half of 2006.  Net sales and net earnings from discontinued operations for the second quarter of 2007 were $43.6 million and $3.3 million, respectively, compared to net sales and net earnings from discontinued operations of $66.1 million and $1.8 million, respectively, for the second quarter of 2006.

            Under the terms of the sale agreement, the Company retained responsibility for certain cash damages to be paid in connection with the investigation of Physiotherapy Associates' billing and coding practices by the United States Department of Justice announced in December 2003.  The Company's liability for such damages was fixed under the sale agreement, with interest to be accrued through the date of payment, which occurred on July 31, 2007.  Liabilities previously recorded by the Company were sufficient to cover these obligations.

The assets and liabilities classified as discontinued operations as of December 31, 2006 are as follows (in millions):

Accounts receivable, less allowance of $8.3	$39.8
Prepaid expenses and other current assets	4.4
Current assets of discontinued operations	$44.2

Property, plant and equipment, less allowance for depreciation of $39.6	$36.8
Goodwill	20.3
Other intangibles, less accumulated amortization of $64.9	1.9
Noncurrent assets of discontinued operations	$59.0

Accounts payable	$4.3
Accrued compensation	13.9
Accrued expenses and other liabilities	4.3
Current liabilities of discontinued operations	$22.5

Noncurrent liabilities - other liabilities of discontinued operations	$5.6

NOTE 6

INTANGIBLE ASSET IMPAIRMENT

            In the second quarter of 2007, the Company recorded a $19.8 million charge ($12.7 million net of income taxes) within its Orthopaedic Implants segment to write-off patents associated with intervertebral body fusion cage products.  The impairment follows a United States Food and Drug Administration (FDA) decision to downgrade certain intervertebral body fusion products to class II devices, along with a weak market for sales of these specific products.  As a result, the Company performed a discounted cash flow analysis over the remaining life of the patented technologies and determined the charge to recognize an intangible asset impairment was required.

NOTE 7

NET EARNINGS PER SHARE

            The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant.  Options to purchase an average of 1.7 million and 7.2 million shares of common stock during the six months ended June 30, 2007 and 2006, respectively, and 11.0 million shares of common stock during the three months ended June 30, 2006 were outstanding but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.  During the three months ended June 30, 2007, all outstanding options to purchase shares of common stock were included in the computation of diluted net earnings per share.

NOTE 8

RETIREMENT PLANS

            Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Service cost	$3.0	$2.7	$6.0	$5.5
Interest cost	2.3	2.2	4.4	3.5
Expected return on plan assets	(1.9)	(2.0)	(3.7)	(2.9)
Amortization of transition amounts and prior service cost	0.1	0.1	0.3	0.2
Recognized actuarial loss	0.2	0.4	0.3	0.6
Net periodic benefit cost	$3.7	$3.4	$7.3	$6.9

            The Company previously disclosed in its 2006 Form 10-K that it anticipated contributing approximately $8.2 million to its defined benefit plans in 2007 to meet minimum funding requirements.  As of June 30, 2007, $4.6 million of contributions have been made.

NOTE 9

INCOME TAXES

            The Company operates in multiple tax jurisdictions both inside and outside the United States and, accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex tax regulations.  The Company files income tax returns in each of these countries based on its determination.  At June 30, 2007, tax authorities in several tax jurisdictions both inside and outside the United States were conducting routine audits of the Company's income tax returns filed in prior years.  These audits are generally designed to determine if individual tax authorities are in agreement with the Company's interpretations of complex income tax regulations regarding the allocation of income to the various tax jurisdictions.  With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2001. Tax years subsequent to 2000 are open to examination in many of the tax jurisdictions the Company operates in, including the United States, Japan and countries throughout Europe.

            At January 1, 2007, the date of the adoption of FASB Interpretation No. 48, the Company's income tax accruals associated with unresolved income tax positions were $185.1 million.  The Company's income taxes could be reduced by $168.8 million upon favorable resolution of these unresolved income tax positions.  There were no material changes in the income tax accruals recorded during the first six months of 2007 resulting from income tax positions taken in the current or prior years, settlements with tax authorities or lapse of applicable statutes of limitations.

            In addition, upon adoption of the Interpretation, the Company increased its accrual for interest associated with unresolved income tax positions by $11.8 million ($7.6 million net of income taxes) to $21.7 million.  There were no material changes in accrued interest recorded during the first six months of 2007.

NOTE 10

SEGMENT INFORMATION

            The Company segregates its operations into two reportable business segments:  Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee, and shoulder), trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor OP-1.  The MedSurg Equipment segment sells surgical equipment; surgical navigation systems; endoscopic, communications, and digital imaging systems; as well as patient handling and emergency medical equipment.  The Other category includes corporate administration, interest expense and interest and marketable securities income.

            The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 of the Company's 2006 Form 10-K.  The Company measures the financial results of its reportable segments using an internal performance measure that excludes the intangible asset impairment charge recorded in the second quarter of 2007 and the purchased in-process research and development charge recognized for the Sightline acquisition in the first quarter of 2006 as well as the effect of share-based compensation, which includes compensation related to both employee and director stock option plans and restricted stock grants.

Sales and net earnings (loss) from continuing operations by business segment follow (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended June 30, 2007
Net sales	$883.3	$580.4		$1,463.7
Segment net earnings (loss)	175.3	89.2	($1.6)	262.9
Less intangible asset impairment charge,
net of income tax benefit				12.7
Less share-based compensation, net of
income tax benefit				10.1
Net earnings from continuing operations				$240.1

Three Months Ended June 30, 2006
Net sales	$771.1	$490.7		$1,261.8
Segment net earnings (loss)	151.8	74.8	($5.2)	221.4
Less share-based compensation, net of
income tax benefit				9.3
Net earnings from continuing operations				$212.1

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Six Months Ended June 30, 2007
Net sales	$1,743.3	$1,145.9		$2,889.2
Segment net earnings (loss)	333.5	183.0	($1.5)	515.0
Less intangible asset impairment charge,
net of income tax benefit				12.7
Less share-based compensation, net of
income tax benefit				20.4
Net earnings from continuing operations				$481.9

Six Months Ended June 30, 2006
Net sales	$1,534.7	$981.0		$2,515.7
Segment net earnings (loss)	290.0	149.3	($9.9)	429.4
Less purchased in-process research
and development				52.7
Less share-based compensation, net of
income tax benefit				19.0
Net earnings from continuing operations				$357.7

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
AND RESULTS OF OPERATIONS

            Throughout this discussion, references are made to the following financial measures:  "constant currency," "adjusted net earnings from continuing operations," "adjusted basic net earnings per share from continuing operations" and "adjusted diluted net earnings per share from continuing operations."  These financial measures do not replace the presentation of Stryker Corporation's (the Company or Stryker) reported financial results under generally accepted accounting principles (GAAP). The Company has provided these supplemental non-GAAP financial measures because they provide meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses these non-GAAP financial measures for reviewing the operating results of its business segments, for analyzing potential future business trends in connection with its budget process and bases certain annual bonus plans on these non-GAAP financial measures.  In order to measure the Company's sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales.  In order to measure the Company's earnings performance on a consistent and comparable basis, it is necessary to exclude the intangible asset impairment charge recorded in the second quarter of 2007 and the purchased in-process research and development charge recorded in the first quarter of 2006, both of which affect the comparability of operating results and the trend of earnings.  Additional details regarding the nature, determination and financial statement impact of these items are included in Results of Operations.  Given the nature of these items, management believes that excluding them from certain financial metrics is more representative of the Company's past and potential future operational performance.  In addition, the Company believes investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results.  The Company encourages investors and other users of these financial statements to review its consolidated financial statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

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

            Domestic sales accounted for 64% of total revenues in the first half of 2007 and 2006 and the second quarter of 2007 and 63% in the second quarter of 2006.  Most of the Company's products are marketed directly to doctors, hospitals and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

            International sales accounted for 36% of total revenues in the first half of 2007 and 2006 and the second quarter of 2007 and 37% in the second quarter of 2006.  The Company's products are sold in more than 100 countries through both Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

            The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

            On June 4, 2007, the Company announced the completion of the sale of its outpatient physical therapy business, Physiotherapy Associates, to Water Street Healthcare Partners, for $150.0 million in cash less certain indebtedness.  Additional details, including the financial statement impact resulting from this divestiture, are included in Results of Operations and Other Matters.

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

Outlook

            The Company's outlook for 2007 continues to be optimistic regarding underlying growth rates in orthopaedic procedures and sales growth rates in the Company's broadly based range of products in orthopaedics and other medical specialties, despite the potential for continued pricing pressure in certain markets.  The Company projects that diluted net earnings per share from continuing operations for 2007 will approximate $2.37, an increase of 27% over diluted net earnings per share from continuing operations for 2006 of $1.87.  Excluding the impacts of the charges to reflect the intangible asset impairment in the second quarter of 2007 and to write off purchased in-process research and development associated with the acquisition of Sightline in 2006, as more fully described in Results of Operations, the Company projects that adjusted diluted net earnings per share from continuing operations for 2007 will approximate $2.40, an increase of 20% over adjusted diluted net earnings per share from continuing operations of $2.00 in 2006.

            The latest financial forecast for 2007 includes a constant currency net sales increase in the range of 12% to 13%, up from the previous forecast of 11% to 13% growth, as a result of growth in shipments of Orthopaedic Implants and MedSurg Equipment which is comparable to the 12% constant currency net sales increase in 2006.  If foreign currency exchange rates hold near June 30, 2007 levels, the Company anticipates a favorable impact on net sales of approximately 1.0% to 1.5% in the third quarter of 2007 and a favorable impact on net sales of approximately 1.0% to 2.0% for the full year of 2007.

Results of Operations

            The table below outlines the components of net earnings from continuing operations from the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Six Months Ended		Percentage
	June 30		Change
	2007	2006	2007/2006
Net sales	100.0	100.0	15
Cost of sales	30.6	31.3	12
Gross profit	69.4	68.7	16
Research, development and engineering expenses	6.1	6.1	15
Selling, general and administrative expenses	39.8	39.5	16
Intangibles amortization	0.8	0.8	9
Intangible asset impairment	0.7	--	--
Purchased in-process research and development	--	2.1	(100)
Operating income	22.1	20.2	25
Other income (expense)	1.1	0.4	202
Earnings before income taxes	23.1	20.6	29
Income taxes	6.4	6.4	16
Net earnings from continuing operations	16.7	14.2	35

Percentage of Net Sales
	Three Months Ended		Percentage
	June 30		Change
	2007	2006	2007/2006
Net sales	100.0	100.0	16
Cost of sales	30.4	31.2	13
Gross profit	69.6	68.8	17
Research, development and engineering expenses	6.3	6.0	21
Selling, general and administrative expenses	39.7	39.1	18
Intangibles amortization	0.8	0.8	9
Intangible asset impairment	1.4	--	--
Operating income	21.5	22.9	9
Other income (expense)	1.2	0.4	245
Earnings before income taxes	22.7	23.3	13
Income taxes	6.3	6.5	12
Net earnings from continuing operations	16.4	16.8	13

            The table below sets forth domestic/international and product line sales information (in millions):

			Percentage Change
	Six Months Ended		2007/2006
	June 30			Constant
	2007	2006	Reported	Currency
Domestic/international sales:
Domestic	$1,849.7	$1,598.8	16	16
International	1,039.5	916.9	13	8
Total net sales	$2,889.2	$2,515.7	15	13

Product line sales:
Orthopaedic Implants	$1,743.3	$1,534.7	14	11
MedSurg Equipment	1,145.9	981.0	17	16
Total net sales	$2,889.2	$2,515.7	15	13

			Percentage Change
	Three Months Ended		2007/2006
	June 30			Constant
	2007	2006	Reported	Currency
Domestic/international sales:
Domestic	$936.5	$797.9	17	17
International	527.2	463.9	14	9
Total net sales	$1,463.7	$1,261.8	16	14

Product line sales:
Orthopaedic Implants	$883.3	$771.1	15	12
MedSurg Equipment	580.4	490.7	18	17
Total net sales	$1,463.7	$1,261.8	16	14

            The table below sets forth additional geographical sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis:

	Six Months Ended June 30 2007/2006
	Percentage Change

	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	5	10	4	7	5
Knees	17	14	8	16	13
Trauma	33	8	4	17	14
Spine	26	20	15	24	23
Craniomaxillofacial	25	9	5	19	17
Total Orthopaedic Implants	16	11	6	14	11

Worldwide MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	15	23	17	17	16
Endoscopic, communications and digital
imaging systems	17	24	18	19	18
Patient handling and emergency
medical equipment	14	4	2	12	12
Total MedSurg Equipment	16	20	15	17	16

	Three Months Ended June 30 2007/2006
	Percentage Change

	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	6	10	5	8	6
Knees	16	14	9	15	13
Trauma	35	11	7	20	18
Spine	30	17	13	26	24
Craniomaxillofacial	27	8	4	20	18
Total Orthopaedic Implants	17	12	7	15	12

Worldwide MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	18	22	16	19	18
Endoscopic, communications and digital
imaging systems	21	22	17	22	20
Patient handling and emergency
medical equipment	13	3	0	11	11
Total MedSurg Equipment	18	19	14	18	17

            Stryker Corporation's net sales increased 15% in the first half of 2007 to $2,889.2 million from $2,515.7 million in 2006.  For the second quarter of 2007 net sales were $1,463.7 million, representing a 16% increase over net sales of $1,261.8 million in the second quarter of 2006.  Net sales in the first half grew by 13% as a result of increased unit volume and changes in product mix and by 2% due to favorable changes in foreign currency exchange rates.  Net sales in the second quarter grew by 14% as a result of increased unit volume and changes in product mix and by 2% due to favorable changes in foreign currency exchange rates.

            The Company's domestic sales were $1,849.7 million for the first half of 2007 and $936.5 million for the second quarter of 2007, representing increases of 16% and 17%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  International sales were $1,039.5 million for the first half of 2007 and $527.2 million for the second quarter of 2007, representing increases of 13% and 14%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $46.8 million in the first half and by $22.6 million in the second quarter.  On a constant currency basis, international sales increased 8% in the first half of 2007 and 9% in the second quarter of 2007.

            Worldwide sales of Orthopaedic Implants were $1,743.3 million for the first half of 2007 and $883.3 million for the second quarter of 2007, representing increases of 14% and 15%, respectively, as a result of higher shipments of reconstructive (hip, knee and shoulder), trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor OP-1.  On a constant currency basis, sales of Orthopaedic Implants increased 11% in the first half of 2007 and 12% in the second quarter of 2007.

Hip Implant Systems:  Sales of hip implant systems increased 7% in the first half of 2007 and 8% in the second quarter (5% and 6%, respectively, on a constant currency basis).  In the United States, sales growth was driven by sales of X3 Polyethylene and sales growth in Accolade cementless hip products and Restoration Modular Hip System revision hip products partially offset by declines in other hip systems.  Solid sales growth in the Exeter, Trident and Accolade Hip Systems in Europe, the Pacific region and Latin America also led to the Company's constant currency sales growth for the first half and second quarter of 2007.

Knee Implant Systems:  Sales of knee implant systems increased 16% in the first half of 2007 and 15% in the second quarter (13% in both periods on a constant currency basis) due to strong growth in the Triathlon knee system in the United States, Europe and the Pacific region and solid growth in the Scorpio knee system in Europe and the Pacific region.

Trauma Implant Systems:  Sales of trauma implant systems increased 17% in the first half of 2007 and 20% in the second quarter (14% and 18%, respectively, on a constant currency basis) as a result of strong sales growth in the Gamma 3 Hip Fracture System in the United States, Europe, Canada and the Pacific region as well as solid sales growth in the Company's T2 Nailing system in the United States and Europe partially offset by a sales decline in Japan as a result of government imposed price cuts.

Spinal Implant Systems:  Sales of spinal implant systems increased 24% in the first half of 2007 and 26% in the second quarter (23% and 24%, respectively, on a constant currency basis) primarily due to strong worldwide sales growth of thoracolumbar implant systems, interbody devices and cervical implants.

Craniomaxillofacial Implant Systems:  Sales of craniomaxillofacial implant systems increased 19% in the first half of 2007 and 20% in the second quarter (17% and 18%, respectively, on a constant currency basis) primarily due to strong domestic sales growth led by products for neurological indications.

            Worldwide sales of MedSurg Equipment were $1,145.9 million for the first half of 2007 and $580.4 million for the second quarter of 2007, representing increases of 17% and 18%, respectively, as a result of higher shipments of surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  On a constant currency basis, sales of MedSurg Equipment increased 16% and 17% for the first half and second quarter of 2007, respectively.

            Surgical Equipment and Surgical Navigation Systems:  Sales of surgical equipment and surgical navigation systems increased 17% in the first half of 2007 and 19% in the second quarter (16% and 18%, respectively, on a constant currency basis) due to strong domestic sales growth in powered surgical and operating room equipment and interventional pain products.  Strong sales growth in powered surgical instruments in Europe also led to the Company's constant currency sales growth.

            Endoscopic, Communications and Digital Imaging Systems:  Sales of endoscopic, communications and digital imaging systems increased 19% in the first half of 2007 and 22% in the second quarter (18% and 20%, respectively, on a constant currency basis) as a result of strong worldwide sales growth of medical video imaging equipment led by the recently launched 1188 HD Camera and complementary products such as the X8000 Lightsource and Vision Elect Monitor.  Strong sales growth in arthroscopy products in Europe and solid domestic sales growth in communications products also led to the Company's constant currency sales growth.

            Patient Handling and Emergency Medical Equipment:  Sales of patient handling and emergency medical equipment increased 12% in the first half of 2007 and 11% in the second quarter on both a reported and constant currency basis due to strong sales growth in maternity beds in the United States, Canada, Europe and Latin America as well as strong sales growth of stretchers in the United States and Canada.

            Cost of sales in the first half of 2007 represented 30.6% of sales compared to 31.3% in the same period of 2006.  In the second quarter of 2007, the cost of sales percentages decreased to 30.4% from 31.2% in the second quarter of 2006. The decrease in the cost of sales percentage is primarily due to efficiencies gained within manufacturing plants and product distribution channels as well as lower royalty costs as a percent of sales.

            Research, development and engineering expenses represented 6.1% of sales in both the first half of 2007 and 2006 and increased 15% to $176.7 million.  In the second quarter these costs increased 21% and represented 6.3% of sales in 2007 compared to 6.0% in 2006.  The higher spending level is the result of the Company's continued focus on new product development for anticipated product launches throughout the remainder of the year and in future years.

            Selling, general and administrative expenses increased 16% in the first half of 2007 and represented 39.8% of sales compared to 39.5% in the same period of 2006.  In the second quarter, these expenses increased 18% and represented 39.7% of sales in 2007 compared to 39.1% in 2006.  The increase in selling, general and administrative expenses as a percent of sales is primarily due to higher sales-related costs, including sales compensation, partially offset by decreases in insurance premiums.

            In the second quarter of 2007, the Company recorded a $19.8 million charge ($12.7 million net of income taxes) within its Orthopaedic Implants segment to write-off patents associated with intervertebral body fusion cage products.  The impairment follows a United States Food and Drug Administration (FDA) decision to downgrade certain intervertebral body fusion products to class II devices, along with a weak market for sales of these specific products.  As a result, the Company performed a discounted cash flow analysis over the remaining life of the patented technologies and determined the charge to recognize an intangible asset impairment was required.

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

            Interest and marketable securities income, which is included in other income (expense), increased to $36.1 million in the first half of 2007 from $16.7 million in 2006 and increased to $19.5 million in the second quarter of 2007 from $8.3 million in 2006 as a result of increased cash and cash equivalents and marketable securities balances compared to the prior year period.

            The Company's effective income tax rates on earnings from continuing operations for the first half and second quarter of 2007 were 27.9% and 27.6%, respectively, as compared to effective income tax rates for the year ended December 31, 2006 and the first half and second quarter of 2006 of 29.5%, 30.9% and 27.8%, respectively.  The effective income tax rates for the first half and second quarter of 2007 reflect the impact of the intangible asset impairment charge of $12.7 million (net of $7.1 million income tax benefit).  The effective income tax rates for the first half of 2006 and year ended December 31, 2006 reflect the impact of the non-deductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of Sightline.

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

            Net earnings from continuing operations for the first half of 2007 were $481.9 million, an increase of 35% compared to net earnings from continuing operations of $357.7 million in the first half of 2006.  Basic net earnings per share from continuing operations increased 34% in the first half of 2007 to $1.18 from $.88 in 2006, and diluted net earnings per share from continuing operations increased 33% in the first half of 2007 to $1.16 from $.87 in 2006.  Net earnings from continuing operations for the second quarter of 2007 were $240.1 million representing a 13% increase over net earnings from continuing operations of $212.1 million in the second quarter of 2006.  Basic net earnings per share from continuing operations increased 13% in the second quarter of 2007 to $.59 from $.52 in 2006, and diluted net earnings per share from continuing operations increased 12% in the second quarter of 2007 to $.58 from $.52 in 2006.

            Excluding the impacts of the charges to reflect the intangible asset impairment in the second quarter of 2007 and to write off purchased in-process research and development recorded in the first quarter of 2006, adjusted net earnings from continuing operations for the first half of 2007 of $494.6 million increased by 21% over adjusted net earnings of $410.4 million for the first half of 2006.  Adjusted basic net earnings per share from continuing operations increased 20% to $1.21 for the first half of 2007 from $1.01 for the first half of 2006, and adjusted diluted net earnings per share from continuing operations increased 19% to $1.19 for the first half of 2007 from $1.00 for the first half of 2006.  Excluding the impact of the charge to reflect the intangible asset impairment in the second quarter of 2007, adjusted net earnings from continuing operations for the second quarter of 2007 of $252.8 million increased by 19% over net earnings from continuing operations of $212.1 million for the second quarter of 2006.  Adjusted basic net earnings per share from continuing operations of $.62 increased by 19% over basic net earnings per share from continuing operations of $.52 for the second quarter of 2006, and adjusted diluted net earnings per share from continuing operations of $.61 increased by 17% over diluted net earnings per share from continuing operations of $.52 for the second quarter of 2006.

            The reconciliations of these non-GAAP financial measures are as follows (in millions, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30			June 30
			Percentage			Percentage
	2007	2006	Change	2007	2006	Change
Reported net earnings from
continuing operations	$240.1	$212.1	13	$481.9	$357.7	35
Intangible asset impairment	12.7	--	--	12.7	--	--
Purchased in-process
research and development	--	--	--	--	52.7	(100)
Adjusted net earnings from
continuing operations	$252.8	$212.1	19	$494.6	$410.4	21

Basic net earnings per share:
Reported basic net earnings
per share from continuing
operations	$.59	$.52	13	$1.18	$.88	34
Intangible asset impairment	$.03	$ --	--	$.03	$ --	--
Purchased in-process
research and development	$ --	$ --	--	$ --	$.13	(100)
Adjusted basic net earnings
per share from continuing
operations	$.62	$.52	19	$1.21	$1.01	20

Weighted-average basic
shares outstanding	409.4	406.4		409.0	406.0

Diluted net earnings per share:
Reported diluted net earnings
per share from continuing
operations	$.58	$.52	12	$1.16	$.87	33
Intangible asset impairment	$.03	$ --	--	$.03	$ --	--
Purchased in-process
research and development	$ --	$ --	--	$ --	$.13	(100)
Adjusted diluted net earnings
per share from continuing
operations	$.61	$.52	17	$1.19	$1.00	19

Weighted-average diluted
shares outstanding	416.9	410.7		416.5	411.0

            The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

            The sale of Physiotherapy Associates resulted in a gain on the sale of discontinued operations of $25.7 million (net of income taxes), or $.06 per diluted share in the second quarter of 2007.  Net earnings from discontinued operations for the first half of 2007 were $5.0 million compared to net earnings from discontinued operations of $3.7 million in the first half of 2006.  Net earnings from discontinued operations for the second quarter of 2007 were $3.3 million compared to net earnings from discontinued operations of $1.8 million in the second quarter of 2006.

            Net earnings for the first half of 2007 were $512.6 million, an increase of 42% compared to net earnings of $361.4 million for the first half of 2006.  Basic net earnings per share increased 40% in the first half of 2007 to $1.25 from $.89 in 2006, and diluted net earnings per share increased 40% in the first half of 2007 to $1.23 from $.88 in 2006.  Net earnings for the second quarter of 2007 were $269.1 million representing a 26% increase over net earnings of $213.9 million for the second quarter of 2006.  Basic net earnings per share increased 25% in the second quarter of 2007 to $.66 from $.53 in 2006, and diluted net earnings per share increased 25% in the second quarter of 2007 to $.65 from $.52 in 2006.

Liquidity and Capital Resources

            The Company's working capital at June 30, 2007, increased $839.6 million to $3,022.4 million from working capital $2,182.8 million at December 31, 2006.  The increase in working capital resulted from growth in the Company's overall business, the proceeds from the sale of Physiotherapy Associates and the use of cash earnings to fund increases in accounts receivable, inventories and prepaid expenses.  Accounts receivable days sales outstanding increased 2 days to 58 days at June 30, 2007 from 56 days at December 31, 2006 and days sales in inventory increased 11 days to 149 days at June 30, 2007 from 138 days at December 31, 2006.  The days sales outstanding at June 30, 2007 is consistent with historical levels.  Days sales in inventory at June 30, 2007 is higher than the prior year period primarily due to higher levels of inventory in support of anticipated product launches and third quarter sales as well as managements efforts to run the manufacturing plants at a steady rate.

            The Company generated cash of $363.6 million from operations in the first six months of 2007 compared to $216.5 million in 2006.  In the second quarter, the Company generated cash from operations of $210.9 million compared to $195.8 million in 2006. The increase in cash provided by operating activities in the first six months and second quarter of 2007 compared to 2006 is primarily due to increased earnings partially offset by changes in working capital accounts.

            In the first half of 2007, the Company borrowed an additional $93.2 million and used cash of $90.9 million for payments on borrowings.  The Company also used $79.9 million for capital expenditures, $37.6 million for acquisitions and $89.7 million for the payment of dividends; it also purchased and sold marketable securities.  These securities are classified as available-for-sale investments in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

            The Company had $170.0 million in cash and cash equivalents and $1,610.2 million in marketable securities at June 30, 2007.  The Company had outstanding borrowings totaling $17.4 million at June 30, 2007.  The Company believes its cash on hand and marketable securities, as well as anticipated future cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings; and loaner instrumentation for surgical implants in support of new product launches.  Should additional funds be required, the Company had $1,036.1 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $1,000.0 million 5-year nonamortizing, revolving Unsecured Credit Facility that expires in November 2010.  In addition, the Company had $200.0 million of eligible accounts receivable that could be sold through its accounts receivable securitization facility at June 30, 2007.

             As a result of the sale of Physiotherapy Associates, the Company's future contractual obligations under operating leases with initial terms greater than 1 year, as previously disclosed in its 2006 Form 10-K, were reduced as follows:

	Payment Period
	2007	2008	2009	2010	2011	Thereafter
Operating leases as
previously reported	$62.1	$51.3	$38.5	$22.7	$13.3	$25.4
Physiotherapy operating leases	(27.0)	(21.4)	(16.0)	(10.1)	(5.3)	(8.5)
Adjusted operating leases	$35.1	$29.9	$22.5	$12.6	$8.0	$16.9

Other Matters

The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies.  For the first half of 2007, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets, and the related deferred gain in shareholders' equity, by $24.1 million.

In December 2003, the Company announced that it received a subpoena from the United States Attorney's Office in Boston, Massachusetts, in connection with a Department of Justice investigation of Physiotherapy Associates' billing and coding practices.  Under the terms of the Physiotherapy sale agreement, Stryker retained responsibility for certain cash damages to be paid in connection with this investigation.  The Company's liability for such damages was fixed under the sale agreement, with interest to be accrued through the date of payment, which occurred on July 31, 2007.  Liabilities previously recorded by the Company were sufficient to cover these obligations.

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

Forward-Looking Statements

            This report contains information that includes or is based on forward-looking statements within the meaning of the federal securities law that are subject to various risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied in such statements.  Such factors include, but are not limited to: pricing pressures generally, including cost-containment measures that could adversely affect the price of or demand for the Company's products; regulatory actions; unanticipated issues arising in connection with clinical studies and eventual United States FDA approval of additional OP-1 applications, the FlexiCore and CerviCore spinal implant products, the PlasmaSol sterilization products or other new product introductions; integration and other issues that could delay the introduction of the Sightline product line; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment.

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

            Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission.  There was no change to the Company's internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Other Matters - The Company is in the process of implementing new Enterprise Resource Planning (ERP) systems at certain of its divisions.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting.  The Company's European, Middle East, Africa division began the transition to its new ERP system in the third quarter of 2007.  In connection with this ERP system implementation, the Company will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  The Company does not believe that this ERP system implementation will have an adverse effect on the Company's internal control over financial reporting.

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

(c)	The Company issued 1,665 shares of Common Stock in the second quarter of 2007 as performance
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

STRYKER CORPORATION
(Registrant)

August 9, 2007	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, President
and Chief Executive Officer
(Principal Executive Officer)

August 9, 2007	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation