Form 10-Q
period 2007-09-30
STRYKER CORP
filed 2007-11-09
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

YES [  ]         NO [X]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

410,484,057 shares of Common Stock, $.10 par value, as of October 31, 2007.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	September 30	December 31
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$170.9	$416.6
Marketable securities	1,902.5	998.2
Accounts receivable, less allowance of $42.2 ($41.8 in 2006)	954.3	867.2
Inventories	785.1	677.6
Deferred income taxes	488.6	417.2
Prepaid expenses and other current assets	137.7	113.3
Current assets of discontinued operations	-	44.2
Total current assets	4,439.1	3,534.3

Property, Plant and Equipment, less allowance for depreciation of $762.3 ($659.7 in 2006)	957.4	914.9

Other Assets
Goodwill	524.1	511.0
Other intangibles, less accumulated amortization of $338.6 ($281.7 in 2006)	397.9	403.8
Loaner instrumentation, less accumulated amortization of $667.9 ($564.6 in 2006)	297.8	287.7
Deferred income taxes	183.8	118.6
Other	58.6	44.5
Noncurrent assets of discontinued operations	-	59.0
	1,462.2	1,424.6
	$6,858.7	$5,873.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$240.4	$247.9
Accrued compensation	262.9	272.0
Income taxes	47.6	208.2
Dividend payable	-	89.7
Accrued expenses and other liabilities	518.8	496.4
Current maturities of long-term debt	17.4	14.8
Current liabilities of discontinued operations	-	22.5
Total current liabilities	1,087.1	1,351.5

Other Liabilities	610.3	325.7

Other Liabilities of Discontinued Operations	-	5.6

Shareholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding - 410.3 shares (407.9 in 2006)	41.0	40.8
Additional paid-in capital	682.1	569.1
Retained earnings	4,224.2	3,490.5
Accumulated other comprehensive gain	214.0	90.6
Total shareholders' equity	5,161.3	4,191.0
	$6,858.7	$5,873.8

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net sales	$1,453.2	$1,231.1	$4,342.4	$3,746.8
Cost of sales	457.0	384.8	1,340.7	1,172.1
Gross profit	996.2	846.3	3,001.7	2,574.7

Research, development and engineering expenses	96.8	80.4	273.5	233.4
Selling, general and administrative expenses	582.9	502.8	1,732.6	1,497.5
Intangibles amortization	9.2	11.0	31.4	31.3
Intangible asset impairment	-	-	19.8	-
Purchased in-process research and development	-	-	-	52.7
	688.9	594.2	2,057.3	1,814.9
Operating income	307.3	252.1	944.4	759.8
Other income (expense)	10.6	8.1	41.7	18.4
Earnings before income taxes	317.9	260.2	986.1	778.2
Income taxes	89.2	73.2	275.5	233.5
Net earnings from continuing operations	228.7	187.0	710.6	544.7

Net earnings from discontinued operations	-	1.4	5.0	5.1
Net gain on sale of discontinued operations	-	-	25.7	-
Net earnings	$228.7	$188.4	$741.3	$549.8

Basic net earnings per share:
Net earnings from continuing operations	$ .56	$ .46	$1.74	$1.34
Net earnings from discontinued operations	--	--	$ .01	$ .01
Net gain on sale of discontinued operations	--	--	$ .06	--
Basic net earnings per share	$ .56	$ .46	$1.81	$1.35

Diluted net earnings per share:
Net earnings from continuing operations	$ .55	$ .45	$1.70	$1.32
Net earnings from discontinued operations	--	--	$ .01	$ .01
Net gain on sale of discontinued operations	--	--	$ .06	--
Diluted net earnings per share	$ .55	$ .46	$1.78	$1.34

Weighted-average outstanding shares for the period:
Basic	410.0	406.7	409.3	406.2
Diluted	417.5	411.6	416.8	411.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2007	$40.8	$569.1	$3,490.5	$90.6	$4,191.0

Net earnings			741.3		741.3
Unrealized gains on securities				0.2	0.2
Unfunded pension losses				(1.5)	(1.5)
Foreign currency translation adjustments				124.7	124.7
Comprehensive earnings for the nine
months ended September 30, 2007					864.7
Issuance of 2.4 shares of common stock
under stock option and benefit plans,
including $28.3 excess income tax benefit	0.2	66.1			66.3
Share-based compensation		46.9			46.9
Adjustment to adopt FASB Interpretation
No. 48, net of $4.2 income tax benefit			(7.6)		(7.6)
Balances at September 30, 2007	$41.0	$682.1	$4,224.2	$214.0	$5,161.3

See accompanying notes to condensed consolidated financial statements.

            In 2006, the Company declared a cash dividend of twenty-two cents per share to shareholders of record on December 29, 2006, payable on January 31, 2007.  No cash dividends have been declared during 2007.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Operating Activities
Net earnings	$228.7	$188.4	$741.3	$549.8
Less: Net earnings from discontinued operations	-	(1.4)	(5.0)	(5.1)
Less: Net gain on sale of discontinued operations	-	-	(25.7)	-
Net earnings from continuing operations	228.7	187.0	710.6	544.7
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation	36.0	29.7	100.7	85.5
Amortization	57.7	53.3	170.4	153.2
Intangible asset impairment	-	-	19.8	-
Share-based compensation	14.5	14.8	45.8	44.1
Income tax benefit from exercise of stock options	7.5	4.8	34.9	21.4
Excess income tax benefit from exercise of stock options	(5.5)	(3.7)	(28.3)	(17.4)
Gain on sale of discontinued operations	-	-	(40.7)	-
Purchased in-process research and development	-	-	-	52.7
Other	2.4	0.9	5.3	4.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	10.2	3.1	(56.8)	(50.6)
Inventories	(34.6)	(27.3)	(84.0)	(95.4)
Loaner instrumentation	(40.5)	(47.7)	(141.9)	(164.5)
Accounts payable	5.0	10.7	(12.8)	(7.2)
Accrued expenses	44.4	31.2	(30.6)	(33.4)
Income taxes	(16.2)	(0.9)	(49.7)	(45.6)
Other	(12.4)	21.0	(12.7)	(3.9)
Net cash provided by discontinued operations	-	3.5	30.8	9.0
Net cash provided by operating activities	297.2	280.4	660.8	496.9

Investing Activities
Acquisitions, net of cash acquired	(8.7)	(10.6)	(46.3)	(86.8)
Proceeds from sale of discontinued operations, net of cash divested	-	-	144.7	-
Purchases of marketable securities	(3,103.9)	(2,549.3)	(8,329.3)	(6,223.0)
Proceeds from sales of marketable securities	2,840.7	2,383.8	7,457.0	5,884.8
Purchases of property, plant and equipment	(42.8)	(47.6)	(122.7)	(146.6)
Proceeds from sales of property, plant and equipment	0.1	-	0.4	0.2
Net cash used by discontinued operations	-	(1.0)	(1.6)	(9.3)
Net cash used in investing activities	(314.6)	(224.7)	(897.8)	(580.7)

Financing Activities
Proceeds from borrowings	1.5	20.5	94.7	105.3
Payments on borrowings	(2.1)	(19.5)	(93.0)	(331.1)
Dividends paid	-	-	(89.7)	(44.6)
Proceeds from exercise of stock options	15.2	7.9	52.7	27.4
Excess income tax benefit from exercise of stock options	5.5	3.7	28.3	17.4
Other	(5.8)	(16.3)	(9.8)	(3.2)
Net cash provided by (used in) financing activities	14.3	(3.7)	(16.8)	(228.8)
Effect of exchange rate changes on cash and cash equivalents	4.0	1.0	8.1	4.1
Increase (decrease) in cash and cash equivalents	$0.9	$53.0	($245.7)	($308.5)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

September 30, 2007

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 Form 10-K").

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

NOTE 2

COMPREHENSIVE EARNINGS

The Company follows FASB Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive earnings and its components.  The comprehensive earnings for the nine months ended September 30, 2007 and 2006 were $864.7 million and $608.1 million, respectively, and for the three months ended September 30, 2007 and 2006 were $329.1 million and $198.7 million, respectively.

NOTE 3

INVENTORIES

            Inventories are as follows (in millions):

	September 30	December 31
	2007	2006
Finished goods	$603.3	$506.2
Work-in-process	81.8	76.0
Raw material	103.4	98.8
FIFO Cost	788.5	681.0
Less LIFO reserve	(3.4)	(3.4)
	$785.1	$677.6

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

Terms of the transaction also include potential milestone payments of up to an additional $90.0 million upon the achievement of certain operational and financial targets related to Sightline's products, the first of which is expected to occur in 2008.  The potential milestone payments are expected to be capitalized at their fair values as intangible assets at the time of payment and will be amortized over their remaining useful lives.

The Company believes that the technologies acquired in the Sightline acquisition will result in the introduction of new products and additional future sales.  However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of these potential new products.  Additionally, unanticipated issues may arise that could delay or terminate a product's development prior to commercialization, which could have an unfavorable impact on the Company's operating results.  As of September 30, 2007, the Company must validate certain key manufacturing processes in order to achieve its plan for initial commercialization of the flexible endoscope technologies in 2008.

NOTE 5

DISCONTINUED OPERATIONS

On June 4, 2007, the Company announced that it had completed the sale of its outpatient physical therapy business, Physiotherapy Associates, to Water Street Healthcare Partners, for $150.0 million in cash less certain indebtedness.  The sale of Physiotherapy is expected to allow the Company to focus its efforts on the medical technology market.  The sale of Physiotherapy resulted in a second quarter 2007 gain of $25.7 million (net of income taxes), or $.06 per diluted share.  Net sales and net earnings from discontinued operations for the first nine months of 2007 were $107.4 million and $5.0 million, respectively, compared to net sales and net earnings from discontinued operations of $196.0 million and $5.1 million, respectively, for the first nine months of 2006.  Net sales and net earnings from discontinued operations for the third quarter of 2006 were $62.9 million and $1.4 million, respectively.

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

The assets and liabilities classified as discontinued operations as of December 31, 2006 are as follows (in millions):

Accounts receivable, less allowance of $8.3	$39.8
Prepaid expenses and other current assets	4.4
Current assets of discontinued operations	$44.2

Property, plant and equipment, less allowance for depreciation of $39.6	$36.8
Goodwill	20.3
Other intangibles, less accumulated amortization of $4.3	1.9
Noncurrent assets of discontinued operations	$59.0

Accounts payable	$4.3
Accrued compensation	13.9
Accrued expenses and other liabilities	4.3
Current liabilities of discontinued operations	$22.5

Noncurrent liabilities - other liabilities of discontinued operations	$5.6

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

NOTE 7

NET EARNINGS PER SHARE

            The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant.  Options to purchase an average of 1.2 million and 5.9 million shares of common stock during the nine months ended September 30, 2007 and 2006, respectively, and 3.3 million shares of common stock during the three months ended September 30, 2006 were outstanding but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.  During the three months ended September 30, 2007, all outstanding options to purchase shares of common stock were included in the computation of diluted net earnings per share.

NOTE 8

RETIREMENT PLANS

            Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Service cost	$2.9	$2.8	$8.9	$8.3
Interest cost	2.1	1.8	6.5	5.3
Expected return on plan assets	(1.7)	(1.4)	(5.4)	(4.3)
Amortization of transition amounts and prior service cost	0.2	--	0.5	0.2
Recognized actuarial loss	0.1	0.2	0.4	0.8
Net periodic benefit cost	$3.6	$3.4	$10.9	$10.3

            The Company previously disclosed in its 2006 Form 10-K that it anticipated contributing approximately $8.2 million to its defined benefit plans in 2007 to meet minimum funding requirements.  As of September 30, 2007, $6.2 million of contributions have been made.

NOTE 9

INCOME TAXES

            The Company operates in multiple tax jurisdictions both inside and outside the United States and, accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex tax regulations.  The Company files income tax returns in each of these countries based on its determination.  At September 30, 2007, tax authorities in several tax jurisdictions both inside and outside the United States were conducting routine audits of the Company's income tax returns filed in prior years.  These audits are generally designed to determine if individual tax authorities are in agreement with the Company's interpretations of complex income tax regulations regarding the allocation of income to the various tax jurisdictions.  With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2001. Tax years subsequent to 2000 are open to examination in many of the tax jurisdictions the Company operates in, including the United States, Japan and countries throughout Europe.

            At January 1, 2007, the date of the adoption of FASB Interpretation No. 48, the Company's income tax accruals associated with unresolved income tax positions were $185.1 million.  The Company's income taxes could be reduced by $168.8 million upon favorable resolution of these unresolved income tax positions.  There were no material changes in the income tax accruals recorded during the first nine months of 2007 resulting from income tax positions taken in the current or prior years, settlements with tax authorities or lapse of applicable statutes of limitations.

In addition, upon adoption of the Interpretation, the Company increased its accrual for interest associated with unresolved income tax positions by $11.8 million ($7.6 million net of income taxes) to $21.7 million.  There were no material changes in accrued interest recorded during the first nine months of 2007.

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

Sales and net earnings (loss) from continuing operations by business segment follow (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended September 30, 2007
Net sales	$855.9	$597.3		$1,453.2
Segment net earnings (loss)	149.1	93.7	($4.7)	238.1
Less share-based compensation, net of
income tax benefit				9.4
Net earnings from continuing operations				$228.7

Three Months Ended September 30, 2006
Net sales	$741.6	$489.5		$1,231.1
Segment net earnings (loss)	128.4	72.6	($4.3)	196.7
Less share-based compensation, net of
income tax benefit				9.7
Net earnings from continuing operations				$187.0

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Nine Months Ended September 30, 2007
Net sales	$2,599.2	$1,743.2		$4,342.4
Segment net earnings (loss)	482.6	276.7	($6.2)	753.1
Less intangible asset impairment charge,
net of income tax benefit				12.7
Less share-based compensation, net of
income tax benefit				29.8
Net earnings from continuing operations				$710.6

Nine Months Ended September 30, 2006
Net sales	$2,276.3	$1,470.5		$3,746.8
Segment net earnings (loss)	418.4	221.9	($14.2)	626.1
Less purchased in-process research
and development				52.7
Less share-based compensation, net of
income tax benefit				28.7
Net earnings from continuing operations				$544.7

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

In March 2005, the Company announced that it received a subpoena from the United States Department of Justice requesting documents for the period January 2002 through the present relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  On September 27, 2007, the Company announced that it reached a resolution with the United States Attorney's office in Newark, New Jersey in connection with this investigation.  The resolution, which is in the form of a non-prosecution agreement, requires the Company's Orthopaedics subsidiary to comply with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons for the 18 month duration of the agreement.

In June 2006, the Company announced that it received a subpoena from the United States Department of Justice, Antitrust Division requesting documents for the period January 2001 through the present regarding possible violations of federal criminal law, including possible violation of the antitrust laws, relating to the manufacture and sale of orthopaedic implant devices.  In October 2007, the Company disclosed that the United States Securities and Exchange Commission has made an informal inquiry of the Company regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries.  Stryker is fully cooperating with the Department of Justice and the Securities and Exchange Commission regarding these matters.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

            Throughout this discussion, references are made to the following financial measures:  "constant currency," "adjusted net earnings from continuing operations," "adjusted basic net earnings per share from continuing operations" and "adjusted diluted net earnings per share from continuing operations."  These financial measures are an alternative representation of the Company's past and potential future operational performance and do not replace the presentation of Stryker Corporation's (the Company or Stryker) reported financial results under United States generally accepted accounting principles (GAAP). The Company has provided these supplemental non-GAAP financial measures because they provide meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses these non-GAAP financial measures for reviewing the operating results of its business segments, for analyzing potential future business trends in connection with its budget process and bases certain annual bonus plans on these non-GAAP financial measures.  In order to measure the Company's sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales.  Constant currency results are calculated by translating current year results at prior year average foreign currency exchange rates.  In order to measure earnings performance on a consistent and comparable basis, the Company excludes the intangible asset impairment charge recorded in the second quarter of 2007 and the purchased in-process research and development charge recorded in the first quarter of 2006, both of which affect the comparability of operating results and the trend of earnings.  Additional details regarding the nature, determination and financial statement impact of these items are included in Results of Operations.  In addition, the Company believes investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results.  The Company encourages investors and other users of these financial statements to review its consolidated financial statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

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

Domestic sales accounted for 64% of total revenues in the first nine months of 2007 and 2006 and 65% of total revenues in the third quarter of 2007 and 2006.  Most of the Company's products are marketed directly to doctors, hospitals and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 36% of total revenues in the first nine months of 2007 and 2006 and 35% of total revenues in the third quarter of 2007 and 2006.  The Company's products are sold in more than 100 countries through both Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

            On September 27, 2007, the Company announced that it reached a resolution with the United States Attorney's office in Newark, New Jersey in connection with a previously announced investigation relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  The resolution, which is in the form of a non-prosecution agreement, requires the Company's Orthopaedics subsidiary to comply with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons for the 18 month duration of the agreement.

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

In the first quarter of 2006, the Company acquired all of the outstanding stock of Sightline Technologies Ltd. (Sightline), a private, development-stage company, for an upfront payment of $50.0 million in cash plus certain transaction costs and the assumption of certain liabilities.  Sightline is a developer of flexible endoscopes that should improve insertion and sterilization during colonoscopy procedures.  Terms of the transaction also include milestone payments of up to an additional $90.0 million upon the achievement of certain operational and financial targets related to Sightline's products, the first of which is expected to occur in 2008.  This acquisition is expected to enhance the Company's presence in the gastrointestinal and other markets within its MedSurg Equipment segment.

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

The latest financial forecast for 2007 includes a constant currency net sales increase in the range of 13.0% to 13.5%, up from the previous forecast of 12% to 13% growth, as a result of growth in shipments of Orthopaedic Implants and MedSurg Equipment, compared to the 12% constant currency net sales increase in 2006.  If foreign currency exchange rates hold near September 30, 2007 levels, the Company anticipates a favorable impact on net sales of approximately 2.5% to 3.0% in the fourth quarter of 2007 and a favorable impact on net sales of approximately 2.1% to 2.3% for the full year of 2007.

Results of Operations

            The table below outlines the components of net earnings from continuing operations from the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Nine Months Ended		Percentage
	September 30		Change
	2007	2006	2007/2006
Net sales	100.0	100.0	16
Cost of sales	30.9	31.3	14
Gross profit	69.1	68.7	17
Research, development and engineering expenses	6.3	6.2	17
Selling, general and administrative expenses	39.9	40.0	16
Intangibles amortization	0.7	0.8	--
Intangible asset impairment	0.5	--	--
Purchased in-process research and development	--	1.4	(100)
Operating income	21.7	20.3	24
Other income (expense)	1.0	0.5	127
Earnings before income taxes	22.7	20.8	27
Income taxes	6.3	6.2	18
Net earnings from continuing operations	16.4	14.5	30

Percentage of Net Sales
	Three Months Ended		Percentage
	September 30		Change
	2007	2006	2007/2006
Net sales	100.0	100.0	18
Cost of sales	31.4	31.3	19
Gross profit	68.6	68.7	18
Research, development and engineering expenses	6.7	6.5	20
Selling, general and administrative expenses	40.1	40.8	16
Intangibles amortization	0.6	0.9	(16)
Operating income	21.1	20.5	22
Other income (expense)	0.7	0.7	31
Earnings before income taxes	21.9	21.1	22
Income taxes	6.1	5.9	22
Net earnings from continuing operations	15.7	15.2	22

The table below sets forth domestic/international and product line sales information (in millions):

			Percentage Change
	Nine Months Ended		2007/2006
	September 30			Constant
	2007	2006	Reported	Currency
Domestic/international sales:
Domestic	$2,795.7	$2,400.2	16	16
International	1,546.7	1,346.6	15	9
Total net sales	$4,342.4	$3,746.8	16	14

Product line sales:
Orthopaedic Implants	$2,599.2	$2,276.3	14	12
MedSurg Equipment	1,743.2	1,470.5	19	17
Total net sales	$4,342.4	$3,746.8	16	14

			Percentage Change
	Three Months Ended		2007/2006
	September 30			Constant
	2007	2006	Reported	Currency
Domestic/international sales:
Domestic	$946.0	$801.4	18	18
International	507.2	429.7	18	11
Total net sales	$1,453.2	$1,231.1	18	16

Product line sales:
Orthopaedic Implants	$855.9	$741.6	15	13
MedSurg Equipment	597.3	489.5	22	20
Total net sales	$1,453.2	$1,231.1	18	16

The table below sets forth additional geographical sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis:

	Nine Months Ended September 30 2007/2006
	Percentage Change

	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	5	11	5	8	5
Knees	16	16	10	16	13
Trauma	31	10	5	18	15
Spine	28	16	11	24	22
Craniomaxillofacial	25	11	6	19	17
Total Orthopaedic Implants	16	12	7	14	12

Worldwide MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	18	23	17	19	17
Endoscopic, communications and digital
imaging systems	18	31	24	21	20
Patient handling and emergency
medical equipment	15	5	3	14	13
Total MedSurg Equipment	17	22	16	19	17

	Three Months Ended September 30 2007/2006
	Percentage Change

	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency
Worldwide Orthopaedic Implants sales:
Hips	6	13	6	9	6
Knees	14	19	12	16	13
Trauma	29	14	8	19	16
Spine	31	9	4	24	22
Craniomaxillofacial	24	15	9	20	18
Total Orthopaedic Implants	16	15	8	15	13

Worldwide MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	22	23	16	22	20
Endoscopic, communications and digital
imaging systems	21	44	35	26	24
Patient handling and emergency
medical equipment	17	9	4	16	15
Total MedSurg Equipment	20	28	20	22	20

The Company's net sales increased 16% in the first nine months of 2007 to $4,342.4 million from $3,746.8 million in 2006.  For the third quarter of 2007, net sales were $1,453.2 million, representing an 18% increase over net sales of $1,231.1 million in the third quarter of 2006.  Net sales in the first nine months of 2007 grew by 14% as a result of increased unit volume and changes in product mix and by 2% due to favorable changes in foreign currency exchange rates.  Net sales in the third quarter of 2007 grew by 16% as a result of increased unit volume and changes in product mix and by 2% due to favorable changes in foreign currency exchange rates.

            The Company's domestic sales were $2,795.7 million for the first nine months of 2007 and $946.0 million for the third quarter of 2007, representing increases of 16% and 18%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  International sales were $1,546.7 million for the first nine months of 2007 and $507.2 million for the third quarter of 2007, representing increases of 15% and 18%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $75.6 million in the first nine months of 2007 and by $28.8 million in the third quarter of 2007.  On a constant currency basis, international sales increased 9% in the first nine months of 2007 and 11% in the third quarter of 2007.

Worldwide sales of Orthopaedic Implants were $2,599.2 million for the first nine months of 2007 and $855.9 million for the third quarter of 2007, representing increases of 14% and 15%, respectively, as a result of higher shipments of reconstructive (hip, knee and shoulder), trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor OP-1.  On a constant currency basis, sales of Orthopaedic Implants increased 12% in the first nine months of 2007 and 13% in the third quarter of 2007.

Hip Implant Systems:  Sales of hip implant systems increased 8% in the first nine months of 2007 and 9% in the third quarter of 2007 (5% and 6%, respectively, on a constant currency basis).  In the United States, sales growth was driven by sales of X3 Polyethylene and Accolade cementless hip products partially offset by declines in other hip systems.  Solid sales growth in the Exeter, Trident, X3 Polyethylene and Accolade hip products in Europe, the Pacific region and Latin America also led to the Company's constant currency sales growth for the first nine months and third quarter of 2007.

Knee Implant Systems:  Sales of knee implant systems increased 16% in both the first nine months of 2007 and the third quarter of 2007 (13% in both periods on a constant currency basis) due to strong growth in the Triathlon knee system in the United States, Europe, Canada and the Pacific region and solid growth in the Scorpio knee system in Europe, the Pacific region and the Latin America region.

Trauma Implant Systems:  Sales of trauma implant systems increased 18% in the first nine months of 2007 and 19% in the third quarter of 2007 (15% and 16%, respectively, on a constant currency basis) as a result of strong sales growth in the Gamma 3 Hip Fracture System in the United States, Europe, Canada and the Pacific region as well as solid sales growth in the Company's T2 Nailing system in the United States and Europe partially offset by a sales decline in Japan as a result of government imposed price cuts.

Spinal Implant Systems:  Sales of spinal implant systems increased 24% in both the first nine months of 2007 and the third quarter of 2007 (22% in both periods on a constant currency basis).  Sales growth for the first nine months of 2007 was driven by strong worldwide sales growth of thoracolumbar implant systems, interbody devices and cervical implants.  Sales growth for the third quarter of 2007 was driven by strong sales growth of thoracolumbar implant systems, interbody devices and cervical implants in the United States, Canada and the Pacific region.

Craniomaxillofacial Implant Systems:  Sales of craniomaxillofacial implant systems increased 19% in the first nine months of 2007 and 20% in the third quarter of 2007 (17% and 18%, respectively, on a constant currency basis) primarily due to strong sales growth of products for neurological indications and craniomaxillofacial implants in the United States, Europe and the Pacific region.

            Worldwide sales of MedSurg Equipment were $1,743.2 million for the first nine months of 2007 and $597.3 million for the third quarter of 2007, representing increases of 19% and 22%, respectively, as a result of higher shipments of surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  On a constant currency basis, sales of MedSurg Equipment increased 17% and 20% for the first nine months of 2007 and third quarter of 2007, respectively.

Surgical Equipment and Surgical Navigation Systems:  Sales of surgical equipment and surgical navigation systems increased 19% in the first nine months of 2007 and 22% in the third quarter of 2007 (17% and 20%, respectively, on a constant currency basis) due to strong sales growth in powered surgical and operating room equipment in the United States, Europe and the Pacific region.  Solid sales growth in interventional pain products in Europe also led to the Company's constant currency sales growth.

            Endoscopic, Communications and Digital Imaging Systems:  Sales of endoscopic, communications and digital imaging systems increased 21% in the first nine months of 2007 and 26% in the third quarter of 2007 (20% and 24%, respectively, on a constant currency basis) as a result of strong worldwide sales growth of medical video imaging equipment led by the recently launched 1188 HD Camera and complementary products such as the X8000 Lightsource and Vision Elect Monitor.  Strong sales growth in arthroscopy and communication products in Europe, the United States and the Pacific region also led to the Company's constant currency sales growth.

            Patient Handling and Emergency Medical Equipment:  Sales of patient handling and emergency medical equipment increased 14% in the first nine months of 2007 and 16% in the third quarter of 2007 (13% and 15%, respectively, on a constant currency basis) due to strong sales growth of stretchers and emergency medical equipment in the United States and Europe.  In addition, constant currency sales growth in the first nine months of 2007 were also led by strong sales growth in maternity beds in the United States, Canada, Europe and Latin America.

Cost of sales in the first nine months and the third quarter of 2007 represented 30.9% and 31.4% of sales, respectively, compared to 31.3% in the same periods of 2006.  The cost of sales percentages in 2007 were favorably impacted by efficiencies gained within manufacturing plants and product distribution channels and the cost of sales percentages in 2006 were favorably impacted by reduced royalty costs related to the expiration of certain royalty agreements.

            Research, development and engineering expenses in the first nine months of 2007 represented 6.3% of sales compared to 6.2% in the same period of 2006 and increased 17% to $273.5 million.  In the third quarter of 2007, these costs increased 20% and represented 6.7% of sales compared to 6.5% in the same period of 2006.  The higher spending level is the result of the Company's continued focus on new product development for anticipated product launches throughout the remainder of the year and in future years.

            Selling, general and administrative expenses increased 16% in the first nine months of 2007 and represented 39.9% of sales compared to 40.0% in the same period of 2006.  In the third quarter of 2007, these expenses also increased 16% and represented 40.1% of sales compared to 40.8% in the same period of 2006.  The decrease in selling, general and administrative expenses as a percent of sales is primarily due to slower growth in compensation costs, other than sales-related compensation, relative to sales growth as well as decreases in insurance premiums.

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

            Interest and marketable securities income, which is included in other income (expense), increased to $59.3 million in the first nine months of 2007 from $27.0 million in the same period of 2006 and increased to $23.2 million in the third quarter of 2007 from $10.3 million in the same period of 2006 as a result of increased cash and cash equivalents and marketable securities balances compared to the prior year periods.

            The Company's effective income tax rates on earnings from continuing operations for the first nine months of 2007 and third quarter of 2007 were 27.9% and 28.1%, respectively, as compared to effective income tax rates for the year ended December 31, 2006 and the first nine months of 2006 and third quarter of 2006 of 29.5%, 30.0% and 28.1%, respectively.  The effective income tax rate for the first nine months of 2007 reflects the impact of the intangible asset impairment charge of $12.7 million (net of $7.1 million income tax benefit).  The effective income tax rates for the first nine months of 2006 and year ended December 31, 2006 reflect the impact of the non-deductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of Sightline.

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

Net earnings from continuing operations for the first nine months of 2007 were $710.6 million, an increase of 30% compared to net earnings from continuing operations of $544.7 million in the first nine months of 2006.  Basic net earnings per share from continuing operations increased 30% in the first nine months of 2007 to $1.74 from $1.34 in the same period of 2006, and diluted net earnings per share from continuing operations increased 29% in the first nine months of 2007 to $1.70 from $1.32 in the same period of 2006.  Net earnings from continuing operations for the third quarter of 2007 were $228.7 million representing a 22% increase over net earnings from continuing operations of $187.0 million in the third quarter of 2006.  Basic net earnings per share from continuing operations increased 22% in the third quarter of 2007 to $.56 from $.46 in the same period of 2006, and diluted net earnings per share from continuing operations increased 22% in the third quarter of 2007 to $.55 from $.45 in the same period of 2006.

Excluding the impacts of the charges to reflect the intangible asset impairment in the second quarter of 2007 and to write off purchased in-process research and development recorded in the first quarter of 2006, adjusted net earnings from continuing operations for the first nine months of 2007 of $723.3 million increased by 21% over adjusted net earnings from continuing operations of $597.4 million for the first nine months of 2006.  Adjusted basic net earnings per share from continuing operations increased 20% to $1.77 for the first nine months of 2007 from $1.47 for the first nine months of 2006, and adjusted diluted net earnings per share from continuing operations increased 20% to $1.74 for the first nine months of 2007 from $1.45 for the first nine months of 2006.

The reconciliations of these non-GAAP financial measures are as follows (in millions, except per share amounts):

	Nine Months Ended
	September 30		Percentage
	2007	2006	Change
Reported net earnings from continuing operations	$710.6	$544.7	30
Intangible asset impairment	12.7	--	--
Purchased in-process research and development	--	52.7	(100)
Adjusted net earnings from continuing operations	$723.3	$597.4	21

Basic net earnings per share:
Reported basic net earnings per share from continuing operations	$1.74	$1.34	30
Intangible asset impairment	$ .03	$ --	--
Purchased in-process research and development	$ --	$ .13	(100)
Adjusted basic net earnings per share from continuing operations	$1.77	$1.47	20

Weighted-average basic shares outstanding	409.3	406.2

Diluted net earnings per share:
Reported diluted net earnings per share from continuing operations	$1.70	$1.32	29
Intangible asset impairment	$ .03	$ --	--
Purchased in-process research and development	$ --	$ .13	(100)
Adjusted diluted net earnings per share from continuing operations	$1.74	$1.45	20

Weighted-average diluted shares outstanding	416.8	411.2

             The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

The sale of Physiotherapy Associates resulted in a gain on the sale of discontinued operations of $25.7 million (net of income taxes), or $.06 per diluted share in the second quarter of 2007.  Net earnings from discontinued operations for the first nine months of 2007 were $5.0 million, or $.01 per diluted share, compared to net earnings from discontinued operations of $5.1 million, or $.01 per diluted share, in the first nine months of 2006.  Net earnings from discontinued operations for the third quarter of 2006 were $1.4 million.

Net earnings for the first nine months of 2007 were $741.3 million, an increase of 35% compared to net earnings of $549.8 million for the first nine months of 2006.  Basic net earnings per share increased 34% in the first nine months of 2007 to $1.81 from $1.35 in the same period of 2006, and diluted net earnings per share increased 33% in the first nine months of 2007 to $1.78 from $1.34 in the same period of 2006.  Net earnings for the third quarter of 2007 were $228.7 million representing a 21% increase over net earnings of $188.4 million for the third quarter of 2006.  Basic net earnings per share increased 22% in the third quarter of 2007 to $.56 from $.46 in the same period of 2006, and diluted net earnings per share increased 20% in the third quarter of 2007 to $.55 from $.46 in the same period of 2006.

Liquidity and Capital Resources

            The Company's working capital at September 30, 2007, increased $1,169.2 million to $3,352.0 million from working capital $2,182.8 million at December 31, 2006.  The increase in working capital resulted from growth in the Company's overall business, the proceeds from the sale of Physiotherapy Associates and the use of cash earnings to fund increases in accounts receivable, inventories and prepaid expenses.  Accounts receivable days sales outstanding increased 3 days to 59 days at September 30, 2007 from 56 days at December 31, 2006 and days sales in inventory increased 17 days to 155 days at September 30, 2007 from 138 days at December 31, 2006.  The days sales outstanding at September

30, 2007 is consistent with historical levels.  Days sales in inventory at September 30, 2007 is higher than December 31, 2006 primarily due to higher levels of inventory in support of anticipated product launches and fourth quarter sales as well as management's efforts to run the Company's manufacturing plants at a steady rate.

            The Company generated cash of $660.8 million from operations in the first nine months of 2007 compared to $496.9 million in the same period of 2006.  In the third quarter, the Company generated cash from operations of $297.2 million compared to $280.4 million in the same period of 2006. The increase in cash provided by operating activities in the first nine months of 2007 and third quarter of 2007 compared to the same periods in 2006 is primarily due to increased earnings partially offset by changes in working capital accounts.

In the first nine months of 2007, the Company borrowed an additional $94.7 million and used cash of $93.0 million for payments on borrowings.  The Company also used $122.7 million for capital expenditures, $46.3 million for acquisitions and $89.7 million for the payment of dividends in the first nine months of 2007; it also purchased and sold marketable securities.  These securities are classified as available-for-sale investments in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

            The Company had $170.9 million in cash and cash equivalents and $1,902.5 million in marketable securities at September 30, 2007.  The Company had outstanding borrowings totaling $17.4 million at September 30, 2007.  The Company believes its cash on hand and marketable securities, as well as anticipated future cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to expand its current product offerings; and loaner instrumentation for surgical implants in support of new product launches.  Should additional funds be required, the Company had $1,041.0 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $1,000.0 million 5-year nonamortizing, revolving Unsecured Credit Facility that expires in November 2010.  In addition, the Company had $200.0 million of eligible accounts receivable that could be sold through its accounts receivable securitization facility at September 30, 2007.

Other Matters

The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies.  For the first nine months of 2007, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets, and the related deferred gain in shareholders' equity, by $124.7 million.

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

In June 2006, the Company announced that it received a subpoena from the United States Department of Justice, Antitrust Division requesting documents for the period January 2001 through the present regarding possible violations of federal criminal law, including possible violation of the antitrust laws, relating to the manufacture and sale of orthopaedic implant devices.  In October 2007, the Company disclosed that the United States Securities and Exchange Commission has made an informal inquiry of the Company regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries.  Stryker is fully cooperating with the Department of Justice and the Securities and Exchange Commission regarding these matters.

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

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting - There was no change to the Company's internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

STRYKER CORPORATION
(Registrant)

November 9, 2007	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, President
and Chief Executive Officer
(Principal Executive Officer)

November 9, 2007	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation

