Form 10-K
period 2007-12-31
STRYKER CORP
filed 2008-02-28
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______to ____________

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

YES [X]         NO [  ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [X]                                                                    Accelerated filer [  ]

Non-accelerated filer [  ]                                                                      Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [  ]         NO [X]

Based on the closing sales price of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $18,577,538,118.

The number of shares outstanding of the registrant's Common Stock, $.10 par value, was 411,183,514 at January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the proxy statement to be filed with the Securities and Exchange Commission relating to the 2008 Annual Meeting of Shareholders (the "2008 proxy statement") are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

            This report contains information that includes or is based on forward-looking statements within the meaning of the federal securities law that are subject to various risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied in such statements.  Such factors include, but are not limited to: pricing pressures generally, including cost-containment measures that could adversely affect the price of or demand for the Company's products; regulatory actions; unanticipated issues arising in connection with clinical studies and otherwise that affect U.S. Food and Drug Administration (FDA) approval of additional OP-1 applications, the FlexiCore and CerviCore spinal implant products, the PlasmaSol sterilization products or other new product introductions; issues that could delay the introduction of the Sightline product line; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment.

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

REGISTERED TRADEMARKS, TRADEMARKS AND SERVICE MARK

            Stryker Corporation or its subsidiaries own the registered trademarks 3-chip, Accolade, Apex, Avon, AVS, BixCut, BoneSave, BoneSource, CerviCore, Chaperone, Crossfire, DEKOMPRESSOR, Discmonitor, Duracon, EIUS, eTrauma, Exeter, FlexiCore, Formula, Gamma, GMRS, Go Bed, Hoffman, Howmedica, Hydroset, i-Suite, InTouch, Kinemax, Lock-Rite, Maestro, Monotube, MX-PRO, Neptune, NRG, Numelock, OASYS, Omnifit, OP-1, OrthoLock, OrthoPad, Osteonics, PainPump, Partnership, Passport, PlasmaSol, PureFix, Reflex, Restoration, Revolution, Scorpio, Secur-Fit, SIDNE, Sightline, Silverglide, Simplex P, Solar, SpineCore, SpinePlex, STAIR-PRO, Steri-shield, Stryker, T2, TissueMend, TPS U2 ELITE, Triathlon, Trident, Tritanium, VLIFT, X3, Xia and Zoom; the trademarks AXSOS, BackSmart, Omega, ReUnion.  All other trademarks are trademarks of their respective owners or holders.

            Not all products referenced in this report are approved or cleared for sale, distribution or use in the United States.

PART I

ITEM 1.	BUSINESS

GENERAL

            Stryker Corporation (the Company or Stryker) is one of the world's leading medical technology companies with the most broadly based range of products in orthopaedics and a significant presence in other medical specialties.  Stryker works with respected medical professionals to help people lead more active and more satisfying lives.  The Company's products include implants used in joint replacement, trauma, spinal and craniomaxillofacial surgeries; biologics; surgical, neurologic, ear, nose & throat and interventional pain equipment; endoscopic, surgical navigation, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a leading orthopaedic surgeon and the inventor of several orthopaedic products.

            Stryker's filings with the U.S. Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are accessible free of charge at www.stryker.com within the "Investors-SEC Filings & Ownership Reports" link.

In 2007 the Company completed the sale of its outpatient physical therapy business, Physiotherapy Associates, to Water Street Healthcare Partners, for $150 million in cash less certain indebtedness.  Physiotherapy Associates' operating results are reported as discontinued operations for all periods presented.

In 2006 the Company acquired all of the outstanding stock of Sightline Technologies Ltd. (Sightline), a private, development-stage company. The acquisition of Sightline, a developer of flexible endoscopes, is expected to enhance the Company's presence in the gastrointestinal and other markets within its MedSurg Equipment segment.

In 2005 the Company completed the repatriation of $722 million of foreign earnings under the provisions of the American Jobs Creation Act (the Act).  The Act provided a temporary incentive for United States companies to repatriate accumulated income earned in foreign jurisdictions at a reduced income tax cost.  The repatriated funds were invested pursuant to an approved Domestic Reinvestment Plan that conformed to the Act.

            In 2005 the Company acquired, by merger, all of the outstanding stock of PlasmaSol Corp. (PlasmaSol).  PlasmaSol has developed a technology that should allow Stryker to provide sterilization equipment for use with certain of its MedSurg Equipment products.

            In 2005 the Company acquired eTrauma.com Corp. (eTrauma).  The acquisition expanded the Company's endoscopic and digital imaging equipment product offerings within its MedSurg Equipment segment by adding eTrauma's proprietary Picture Archival and Communications Systems (PACS) image management and viewing software.

PRODUCT SALES

            The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor OP-1.  The MedSurg Equipment segment sells surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  The Other category includes corporate administration, interest expense and interest and marketable securities income.  The following amounts (in millions) and percentages represent domestic/international and business segment net sales during each of the three years ended December 31:

	2007		2006		2005
	$	%	$	%	$	%
Domestic/international sales:
Domestic	$3,850.3	64%	$3,298.4	64%	$2,903.0	63%
International	2,150.2	36	1,848.8	36	1,705.9	37
Total net sales	$6,000.5	100%	$5,147.2	100%	$4,608.9	100%

Business segment sales:
Orthopaedic Implants	$3,570.7	60%	$3,110.1	60%	$2,849.5	62%
MedSurg Equipment	2,429.8	40	2,037.1	40	1,759.4	38
Total net sales	$6,000.5	100%	$5,147.2	100%	$4,608.9	100%

Additional financial information regarding the Company's operating segments and geographic areas can be found under the captions "Results of Operations" on pages 29 through 37 and "Note 12 - Segment and Geographic Data" on pages 64 through 66 of this report.

Approximately 70% of the Company's sales in 2007, 71% in 2006 and 72% in 2005 consisted of products with short lives, such as reconstructive, trauma, spinal and craniomaxillofacial implant systems (while implants have a long useful life to the patient, they have a one-time use to the hospital); disposables and expendable tools; and parts and service revenues, including service and repair charges.  The balance of sales in each of the years came from products that could be considered capital equipment, having useful lives in excess of one year.

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

            In order to facilitate emerging procedural approaches, the Company has also developed instrumentation for MIS total joint procedures.  The Company's surgical navigation systems are frequently used in MIS procedures to improve the accuracy of measurements and to position the implant.

            Stryker Osteosynthesis has a market leadership position in the Intramedullary (IM) Hip Screw market due to the minimally invasive nature of the Gamma Nail, which can be implanted through a smaller incision than other competing products. In addition, surgeons are testing the use of the Company's surgical navigation systems for this procedure as well as in surgery for pelvic fractures.

            The Company's Triathlon Total Knee Minimally Invasive Instrumentation is designed to complement the unique, minimally invasive total knee procedure pioneered by a leading orthopaedic surgeon.

            The EIUS Unicondylar Knee and the Avon Patellofemoral Joint are resurfacing, bone-conserving designs that are used to treat disease isolated to one compartment of the knee.  These pre-total knee treatment options can also be implanted using minimally invasive techniques.

Orthobiologics

            Stryker strives to be an innovator and leader in the fast-growing field of orthobiologics with products that combine both natural and synthetic technologies.  The Company's innovative product portfolio includes such products as OP-1, a proprietary, recombinant version of a signaling protein with multiple tissue regeneration properties; TissueMend, a single-layer acellular collagen matrix that is easy to handle and delivers both unrivaled strength and documented remodeling capability; Hydroset, the next generation in bone substitute technology, which is injectible, sculptable and fast setting; BoneSource BVF, an effective osteoconductive bone substitute with excellent biocompatibility and mechanical stability; and BoneSave, a granules-based alternative to conventional bone grafting.

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

In 2007 the Company began selling the Cormet Hip Resurfacing System in the United States pursuant to an exclusive 10-year marketing and distribution agreement with Corin Group PLC.  In 2006 the Company began the initial launch of another hip resurfacing product in certain international markets.  These products represent a less invasive option for younger patients with the potential for enhanced stability and range of motion.  In hip resurfacing procedures, very little bone is removed from the femoral head, the femoral neck is preserved and the femoral canal is spared.

Following the clinical success of its Crossfire technology, a highly crosslinked polyethylene designed to reduce wear, Stryker launched X3 polyethylene in 2005.  X3 polyethylene is the Company's next-generation highly crosslinked polyethylene, which features a higher level of strength and wear reduction in both hip and knee replacements.

In 2006 the Company received clearance from the FDA for its advanced bearing system, Low Friction Ion Treatment (LFIT) Anatomic Femoral Heads with X3 polyethylene liners.  This represents a significant advancement in hip-bearing technology through the combination of Stryker's LFIT technology and X3 advanced bearing technology.  The femoral heads are anatomically sized for more natural hip performance.  In 2007 the Company further expanded its anatomic femoral head offerings with the introduction of the Delta Ceramic Anatomic head for even greater options to reduce wear and potentially increase implant longevity.

            Stryker was the first company to receive clearance from the FDA to commercially release for sale in the United States a hip implant with HA surface treatment.  The Company's global clinical experience with HA-coated hip stems now extends over 20 years, and reported clinical performance continues to equal or exceed that of comparable hip stems reported in the scientific literature.

            The Company's CentPillar Hip System provide lines of products that offer an increased range of motion and a minimally invasive technique preferred by Japanese surgeons for their patients.  In 2007 the Company introduced CentPillar TMZF to the Japanese market.  This is the first product introduced in Japan that utilizes Stryker's patented TMZF material along with the Company's PureFix HA.  The TMZF material allows for implant stiffness more closely matched to a patient's own bone to enhance fixation.

            The Company received premarket approval (PMA) from the FDA in 2003 for its ceramic-on-ceramic hip replacement system, the Trident Ceramic Acetabular Insert, for patients in the United States.  Stryker Orthopaedics has successfully launched the Trident ceramic insert in the United States, Europe, Australia and Canada.  The Trident insert is wear resistant, and it is protected and strengthened by a patented titanium sleeve.  In 2006 the Company launched the Trident Tritanium Acetabular Shell which contains a highly porous surface that closely resembles the structure of trabecular bone.  This shell is designed for revision surgery and contains multiple screw holes to achieve bone fixation and initial stability.

The Company entered 2008 with more than 30 years of clinical history with the Exeter Hip System, more than 20 years of clinical history with the Omnifit cemented stem and more than 20 years of clinical history with the Omnifit HA stem.  Long-term clinical results are an important factor in the Company's ability to market hip implants.

Knee Implant Systems

The Company offers five major knee implant systems under the Stryker brand name:  the Duracon, EIUS, Global Modular Replacement System (GMRS), Scorpio and Triathlon systems.  During 2007 the Triathlon system surpassed 200,000 implantations worldwide and was complemented with the introduction of the Triathlon TS System.  The DuraconTS and ScorpioTS Revision systems and Modular Rotating Hinge complete the product line offerings with implants for complex revision procedures.

            The Triathlon Knee System represents the Company's evolutionary design that has been developed to more closely reproduce natural knee motion and is designed to provide mobility with stability through more than 150 degrees of flexion.  The state-of-the-art Triathlon Knee instrumentation is designed to improve operating room efficiency through a streamlined, integrated system providing options and flexibility to meet surgeons' varying preferences and multiple surgical techniques.  In 2007 Stryker introduced the condylar stabilizing (CS) ultra-congruent insert for the Triathlon Knee System.  The Triathlon CS insert is a high-performance insert designed to provide patients with more natural motion and the potential for greater implant longevity.  In 2006 the Company introduced X3 advanced bearing technology as well as anterior referencing instruments for use with the Triathlon Knee System.  In 2005 the Company launched a posteriorly stabilized (PS) version of the Triathlon knee following the launch of the cruciate-retaining (CR) version in 2004.  In 2005 the Company continued its launch of the Triathlon Knee System on a worldwide basis throughout the United States and Europe and into Canada and the Pacific region.

            The GMRS is a global product that offers a comprehensive solution for severe bone loss in oncology, trauma and revision surgery patients.  GMRS has tibial and femoral components, including a total femur, and a modular rotating hinge knee.  The system employs both titanium and cobalt chrome alloys for strength and lightness of weight, together with the superior flexibility of the hinge.  The MRS, the predecessor to the GMRS, was the first modular segmental replacement system when it was introduced in 1988.  These system components have maintained a leadership position in this market segment since their introduction.

            The Scorpio knee implant design is based on the epicondylar axis of the knee.  This patented approach addresses significant clinical issues, such as improved patient rehabilitation and midflexion stability, through an increase in the patella-femoral moment arm and a single anterior-posterior radius.  In 2006, the Scorpio HA CR and Scorpio HA PS versions were launched.  The Scorpio HA CR product is designed to minimize polyethylene wear and the Scorpio HA PS product features a minimally invasive open box design and maximized stability.  The Scorpio Plus Mobile Bearing tibial component was launched in markets outside the United States in 2001, and a clinical trial is in progress in the United States.  This addition to the Scorpio line provides a competitive entry into the growing, mobile-bearing market segment.  The Scorpio NRG, originally launched in Japan, was introduced in Europe and the Pacific region in 2005 and in the United States in 2006.  Scorpio NRG provides additional kinematic benefits over ScorpioFlex, including increased rotational allowance, an articulating design for deeper flexion and greater extension allowance without impingement.  In 2007 the Scorpio NRG with X3 advanced bearing technology was launched.  This new version of the Scorpio NRG is designed to lower wear rates compared with standard inserts.  The ScorpioFlex, which is available for both posterior cruciate-retaining and cruciate-substituting indications, is specifically designed for patients who have the ability and motivation to return to high-flexion activities such as gardening and golfing. The Scorpio System is supported by the Passport instrumentation system, which was designed to provide intraoperative flexibility and precision as well as a simple, cost-effective approach to total knee replacement surgery.

The EIUS Unicondylar Knee replacement system is designed for the minimally invasive knee surgery market segment.  This system marries bone-sparing femoral and tibial implants with sophisticated instrumentation and a surgical technique aimed at reducing rehabilitation time for patients.

Other Joint Replacement Products

           The Company markets other joint replacement products, principally shoulder and elbow implants and related instruments, under the Stryker brand name.  The Solar Total Shoulder System provides a unique design for the humeral head that allows surgeons to adjust tension of the supporting tissues while maximizing range of motion.  The shoulder instruments offer surgeons increased visibility and access to this tightly confined joint space.  The Solar BiPolar Shoulder provides surgeons with additional options for addressing rotator cuff arthropathy arthritis of the shoulder and incorporates the patented bipolar locking mechanism that is also used in the Company's hip implants.  The Solar Shoulder product line gives surgeons increased intraoperative flexibility to restore the patient's shoulder kinematics.  In 2007 the Company introduced the ReUnion Shoulder fracture system of implants and instrumentation.  The ReUnion System utilizes an innovative trial system to simplify the reconstruction of the shoulder during fracture surgery.  The Solar Total Elbow complements products offered for upper extremity procedures.  The semiconstrained design and modular components address varying types of patient anatomy.

Bone Cement

            Simplex bone cement, a material used to secure cemented implants to bone, was first approved for orthopaedic use in the United States in 1971 and is the most widely used bone cement in the world.  The Company manufactures and provides several variations of Simplex bone cement to meet specific patient needs.  Simplex has nearly 50 years of clinical history, the longest of any bone cement, with more than 400 published clinical papers.

Trauma Implant Systems

            Through Stryker Osteosynthesis, the Company develops, manufactures and markets its trauma extremities and deformities systems.  These systems, including nailing, plating, hip fracture, external fixation systems and bone substitutes, are used primarily in deformity corrections and in the fixation of fractures resulting from sudden injury. These products consist of internal fixation devices marketed under such names as Gamma, Omega, Asnis, AxSOS, Variax, Hydroset, BixCut T2 and S2, along with external fixation devices marketed under the Apex, Hoffmann II, TenXor and Monotube Triax names.

The Company's internal fixation product portfolio includes a full array of IM nails, hip fracture devices and plates and screws in both titanium and stainless steel.  These products complement the total hip and knee replacement offerings mentioned above by offering a restorative option in addition to total joint replacement.

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

            The T2 Nailing System includes femoral and tibial components with a common instrument platform for accuracy and ease of use.  The Company has also recently introduced the T2 Ankle Arthrodesis Nail to provide the option for tibiotalocalcaneal fusion with a retrograde IM nail to repair limited soft tissue damage in the ankle area, early weight bearing and compression of the subtalar and tibiotalar joints.  Building on the success of the T2 titanium nail system, the Company introduced the stainless steel S2 tibial and femoral nails.  The Gamma3 is based on 20 years of Gamma Nail experience and is the third generation of IM short and long Gamma fixation nails.  The Gamma3 System is designed to facilitate minimally invasive surgery  (MIS) and reduce surgery time through the use of newly designed implants and instrumentation.  The Asnis Cannulated Screw System can help simplify the operative procedure through features that allow surgeons to place, insert and remove locking screws easily. This system was recently expanded to include smaller diameters of 2.0mm and 3.0mm for foot surgery to complement the Variax foot and ankle plating system.

In 2007 the Company introduced the Omega 3 Compression Hip Screw System, a unique and innovative product that reflects Stryker's extensive experience in the treatment of hip fractures of the proximal femur.  The Omega 3 system offers the surgeon a wide choice of low-profile hip plates plus the option to lock screws with diverging fixation.  The Omega 3 allows the surgeon to decide preoperatively or even intraoperatively to add axial stable screws to lock the hip plate to the femoral shaft.  Axial stability with 5.0mm locking inserts and corresponding locking screws allows for increased stability.  This may be advantageous for early mobilization and when the bone density or bone quality is limited.

To address the knee trauma segment, Stryker offers the Hoffman II Modular Fixation System, the T2 SCN Nailing System and the SPS and AxSOS plating solutions.  The Hoffman II knee-bridging frame is used to stabilize injuries to the knee until definitive treatment with a plate or nail occurs or reconstruction takes place.  In addition, Stryker offers the T2 SCN Nail, which can be used for definitive treatment of supracondylar femur fractures just above the knee joint. This nail can also be used for periprosthetic fracture fixation for traumatic fractures in patients who have already had a joint replacement.

            Stryker has several product lines for upper extremity trauma.  The Universal Distal Radius System complements the stainless steel Numelock II with a titanium option in distal radius plates and screws. The Universal Distal Radius System offers a wide array of precontoured, variable-sized plates for volar, distal and column approaches and both open reduction and internal fixation techniques.  In 2006 the Company launched, on a limited basis, the second-generation VariAx Universal Distal Radius System, which is thinner than the original and features polyaxial locking.  The AxSOS Locking Plate System, also introduced in 2006, is designed to treat metaphyseal and diaphyseal fractures with low-profile anatomically contoured plates, a unique screw design and a simple instrument platform.

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

In 2007 the Company introduced the Mantis minimally invasive access system for posterior instrumented spinal fusion and the Reflex Zero Profile anterior cervical plating system.  In 2006 the Company introduced the VLIFT vertebral body replacement system consisting of a preassembled, cylindrically shaped titanium cage with a distractible or retractable center.  The hollow core of the cage allows for packing bone graft.  Also in 2006, Stryker launched the AVS AS and AL Spacers which are used as vertebral body support devices in anterior procedures.  Other product lines include the Xia System, a top-loading pedicle screw system that addresses both simple and complex spinal conditions, as well as the OASYS fixation system that serves the posterior cervical fusion market.  Stryker also offers the Reflex Hybrid anterior cervical plate and the AVS PL and TL vertebral spacer systems.  The Reflex Hybrid features the ability to utilize both fixed and variable-angle screws.

Craniomaxillofacial Implant Systems

Through Stryker Osteosynthesis, the Company develops, manufactures and markets plating systems and related implants and products for craniomaxillofacial surgery.  In 2006 Stryker introduced HydroSet, a self-setting calcium phosphate bone substitute that is indicated to fill certain bone voids or gaps of the skeletal system.  Also in 2006, the Company launched DuraMatrix, a second-generation dura substitute technology, which is a conformable and resorbable membrane matrix engineered from highly purified type I collagen.  In 2005 the Company extended its Universal Fixation System for craniomaxillofacial surgery with the addition of a facial trauma module.

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

            Based on clinical data from a large, controlled human study, Stryker received approval for a Humanitarian Device Exemption (HDE) from the FDA  in 2001 for the use of OP-1 Implant as an alternative to autograft in recalcitrant long-bone nonunions where use of autograft is not feasible and alternative treatments have failed.  An HDE, as defined by the FDA, is for a product intended to benefit patients by treating or diagnosing a disease or condition that affects fewer than 4,000 individuals per year in the United States.  As of December 31, 2007, Stryker had more than 600 hospital Institutional Review Board (IRB) approvals for OP-1 Implant in patients in the United States under this HDE.

The Company has received market approvals from regulators in Europe and in Australia during 2001 as well as in Canada during 2002 for the indication of nonunion fractures of the tibia that failed prior autograft treatment or when autograft treatment is not feasible; for the treatment of long-bone nonunions secondary to trauma for the purpose of initiating new bone formation; or for the clinical indication of long-bone nonunions, respectively.

            In the United States, Stryker received a further HDE in 2004 for revision posterolateral spine fusion following the completion of a pilot clinical study that indicated possible benefit of a new formulation of OP-1 known as OP-1 Putty.  As of December 31, 2007, Stryker had approximately 700 hospital IRB approvals for OP-1 Putty in the United States under this HDE.

            Stryker is committed to the further development of OP-1 as an alternative to iliac crest bone graft for patients requiring spinal fusion using a variety of surgical techniques.  Spinal fusion is used to stabilize the spine and improve patient outcomes postoperatively.  The Company conducted a multicenter pivotal trial in the United States and Canada using OP-1 Putty in posterolateral lumbar spine fusion in the setting of degenerative spondylolisthesis.  In 2003 the Company completed enrollment in this trial, and the final 2-year follow-up evaluation of the 297 enrolled patients was completed at the end of 2005.  The results were analyzed and submitted to the FDA in 2006 as part of a PMA application for the use of OP-1 Putty in posterolateral lumbar spine fusion surgeries.  The PMA is currently under review by the FDA.  The Company continues to believe in the eventual approval of OP-1 for spinal fusion in the United States, though nearer-term timing cannot be predicted.  Stryker also filed a Marketing Authorization Application (MAA) with the European Medicines Evaluation Agency (EMEA) for the posterolateral lumbar spine fusion indication in 2006.  This application is currently under consideration.

In 2006 Stryker filed an investigational device exemption (IDE) application with the FDA to start a clinical study in transforaminal lumbar interbody fusions using OP-1 Putty.  The IDE was approved and patient recruitment was nearly completed in 2007.  The Company has also begun planning a pivotal study for open tibial fractures.

            Stryker is also interested in exploring the cartilage regeneration properties of OP-1 and has successfully completed preclinical studies showing that OP-1 can stimulate new cartilage formation and increase disc height in animal models of degenerative disc disease.  In 2005 Stryker filed its first Investigational New Drug (IND) application with the FDA to treat degenerative disc disease with a new injectable form of OP-1 in a dose-ranging study in humans.  During 2007 and 2006, Stryker recruited patients into the dose-ranging clinical safety study for the first time use of BMP-7 to regenerate cartilage tissue.

            In 2006 Stryker filed an IND application with the FDA to treat osteoarthritis in the knee with the injectable form of OP-1. Following FDA concurrence in 2007, the Company proceeded with patient enrollment in the clinical study.

MedSurg Equipment

            MedSurg Equipment products include surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; and patient handling and emergency medical equipment.  These products are designed and manufactured by Stryker Instruments, Stryker Endoscopy and Stryker Medical.

The Stryker Instruments and Stryker Endoscopy product portfolios include micro powered tools and instruments that are used in orthopaedics, functional endoscopic sinus surgery, neurosurgery, spinal surgery and plastic surgery.  The Total Performance System (TPS) is a universal surgical system that can be utilized in several medical specialties. The TPS U2 Drill and TPS Burs are designed for use by spine surgeons and neurosurgeons, while the TPS MicroDriver and TPS Sagittal Saw are designed for use by sports physicians and plastic surgeons.  The Elite attachment line with a proprietary extendable bur system and Saber Drill for ENT surgery further extend the TPS System into spine, neurosurgery and ENT applications.  The TPS System also powers Stryker Endoscopy Shaver Systems.

Surgical Equipment

Through Stryker Instruments, the Company offers a broad line of surgical, neurologic, ENT and interventional spine equipment that is used in surgical specialties for drilling, burring, rasping or cutting bone in small-bone orthopaedics, neurosurgical, spine and ENT procedures; wiring or pinning bone fractures; and preparing hip or knee surfaces for the placement of artificial implants.  Stryker Instruments also manufactures an array of different attachments and cutting accessories for use by orthopaedic, neurologic and small-bone specialists.

In 2007 Stryker introduced the CORE Sumex drill, designed for use in ENT procedures, to further leverage the Company's Consolidated Operating Room Equipment (CORE) platform.  The Sumex drill utilizes electronic torque feedback to increase RPM's when the drill is engaged in more demanding tasks.  In addition, the Sumex drill incorporates a tapered front end to allow for better surgeon line of sight.

            In 2006 the Company introduced the Stryker Precision Oscillating Tip Saw.  In contrast to standard surgical saws with oscillating blades, this innovative saw has a stationary blade shaft with an oscillating tip.  This feature gives surgeons the opportunity for greater accuracy while simplifying cuts and reducing the potential for soft tissue damage.  This saw represents an advance in procedural simplification, offering customers the potential for time and cost savings by reducing the number of steps in the surgical process.

            In 2006 the System 6 heavy duty, large-bone power system was released.  This next-generation system, which  includes several new attachments, is more powerful and has a longer battery life than its predecessor.  The System 6 Rotary Handpieces provide more options to surgeons by allowing both high-speed drilling and high-torque reaming in one handpiece.  System 6 Heavy Duty Saws provide increased torque for a faster and more efficient cut.

In 2006 the Company launched the Silverglide Non-Stick bipolar forceps.  These forceps rapidly diffuse heat, which eliminates localized sticking of tissue to the instrument and thus reduces bleeding in neurosurgery procedures.

            The introduction of the Maestro drill in 2005 expanded Stryker's line of micro powered instruments for spine, neurology and ENT applications.  Employing the pneumatic technology that is the preference of many surgeons in these specialties, the Maestro drill leverages the Company's TPS and CORE platforms by using the same cutting attachments.  The CORE platform console is a technological advancement on the precision and versatility offered by the TPS console platform and offers integrated irrigation, multihandpiece functionality and a standardized user interface.

            Stryker Instruments also produces products that are utilized in conjunction with joint replacement surgery.  These products include the Revolution Cement Mixing System, designed to provide one solution for mixing all surgical cements, in addition to offering mixing efficacy, safety and ease of use; the Interpulse, a disposable, self-

contained pulsed lavage system used by physicians to cleanse the surgical site during total joint arthroplasty; and the ConstaVac CBC II Blood Conservation System, a postoperative wound drainage and blood reinfusion device that enables joint replacement patients to receive their own blood rather than donor blood.

            In 2005 the Company advanced its postsurgical technology with the introduction of the Block Aid PainPump System.  This one product provides site-specific pain management and also features a reprogrammable pump that is ideal for continuous nerve blocks.  The Company also markets the PainPump2, a disposable system that offers electronically controlled flow rates of pain medication directly to the surgical site to help manage a patient's postoperative discomfort. This innovative design allows the physician to program the pump and provides a patient-controlled analgesia (PCA) option, previously unavailable to the market in a disposable pump.

            To promote safety for patients and medical staff, Stryker works closely with hospitals and other healthcare organizations to develop a broad product portfolio.  In 2005 Stryker introduced its next-generation Steri-shield T5 Personal Protection System, which advances its market-leading helmet, hood and gown to help protect operating room personnel from infection, cross-contamination and harmful microorganisms.  This system employs advanced user-cooling features and provides the option for integrated communication and lighting systems.  The Neptune Waste Management System represents Stryker's leading product for waste management in the operating room.  The self-contained device, first introduced in 2000 and consistently improved, collects and disposes of fluid and smoke waste from surgical procedures, minimizing the need for operator intervention and therefore the risk of exposure to these waste products.  In 2007 Stryker introduced the Neptune 2 Waste Management platform.  This next-generation system allows for increased fluid collection capacity while enhancing end user system preferences based on surgical procedures.

            Through Stryker Instruments, the Company offers SpinePlex, a variation of its surgical Simplex bone cement for applications in the treatment of vertebral compression fractures.  In 2006 the Company introduced the Discmonitor Discography System, a disposable device used to inject fluid into the intervertebral disc nucleus during discography procedures.  This system features a digital display and allows physicians to save key data points for each disc.  Stryker's radiofrequency generator system for chronic pain management, originally introduced in 2004, was enhanced in 2006 with improved user interfaces, a simplified operating system and the expansion of the cannula and electrode offerings, including the industry's first monopolar nitinol electrode. Stryker also offers the Dekompressor, a single-use disposable device indicated for the percutaneous removal of disc nucleus material, which offers an early, less invasive approach to mitigating back and leg pain associated with contained lumbar herniations.  This product, along with Stryker's offerings in percutaneous cement delivery, discography and radiofrequency denervation, allows Stryker to focus on the interventional spine marketplace.

Surgical Navigation Systems

            Through Stryker Instruments, the Company offers a broad line of surgical navigation systems that give surgeons in several specialties the ability to use electronic imaging to see more clearly, better align instruments better and more accurately track where the instruments are relative to a patient's anatomy during surgical procedures.  In 2006 Stryker released two groundbreaking navigation applications for the joint replacement and craniomaxillofacial implant markets.  The eNdtrac ASM software and instrumentation give orthopaedic surgeons the option of navigating their cuts while eliminating the need to place additional pins in the femur and tibia outside of the surgical incision.  The iNtellect software packages provide neurologic and ENT surgeons with enhanced graphics, a significantly simplified image import process, customizable procedure-specific workflows and user-friendly advanced tools for comprehensive planning and navigation.

            During 2005 the Company launched a number of new products across multiple surgical specialties to better serve the surgical navigation marketplace.  For the knee implant market, eNact Knee 3.1 software was introduced, further simplifying the procedure via reactive workflow by leveraging Stryker's Smart Instrumentation and Camera technology.  This unique technology promotes greater surgical efficiency because the software automatically reacts to a surgeon's individualized procedural workflow.  To serve the implant instrumentation market, the Company introduced the OrthoLock Anchoring System, which allows for less invasive procedures and provides surgeons a choice of two- or three-pin tracker anchoring.  Stryker also released two major advancements in its Neuro portfolio, Neuro 2.0 software and the Shunt Placement Tool.  Neuro 2.0 provides surgeons the option of utilizing the Company's Mask technology to register the patient without traditional fiducial markers and increases surgical efficiency by significantly reducing intraoperative patient registration time.  In spine navigation, Spine 1.2 software was released for support of complex spine procedures, such as multiple-level scoliosis repair, requiring intraoperative 3D CT data.  Also in 2005, a portable laptop navigation system was introduced; it has a smaller footprint in the surgical suite, is easily portable, is cost efficient and offers the functionality and technological advantages of Stryker's System II Cart.

            The Company also offers the Navigation System II Cart and Camera as well as Hip 2.0, Uni-knee and Knee 3.0 for use with the Stryker Navigation System.  All of these product offerings are imageless platforms incorporating more intuitive hardware and software functions that result in greater ease of use, less invasive procedures and reduced surgical time.

Endoscopic, Communications and Digital Imaging Systems

            Stryker Endoscopy develops, manufactures and markets medical video-imaging and communications equipment and instruments for arthroscopy, general surgery and urology.  Stryker Endoscopy has established a position of leadership in the production of medical video-imaging technology and accessories for minimally invasive surgery, as well as communications equipment to facilitate local and worldwide sharing of medical information among operating rooms, doctors' offices and teaching institutions.  Products include medical video cameras, digital documentation equipment, digital image and viewing software, arthroscopes, laparoscopes, powered surgical instruments, sports medicine instrumentation, radio frequency ablation systems, irrigation fluid management systems, i-Suite operating room solutions and state-of-the-art equipment for telemedicine and enterprise-wide connectivity.  Stryker's line of rigid scopes, which range in diameter from 1.9 millimeters to 10 millimeters, contains a series of precision lenses as well as fiber optics that, when combined with Stryker's high-definition (HD) camera systems, allow the physician to view internal anatomy with a high degree of clarity.

In 2007 the Company launched the Stryker Digital Capture (SDC) Ultra, an all-in-one medical imaging information management system allowing for patient scheduling, video capture and storage, DVD burning and more.  The SDC Ultra archives surgical images and videos on its 250-gigabyte internal hard drive.  This system also allows for the recording of all surgical footage in high-definition video.  Through dual-channel input support, the SDC Ultra can capture images and video independently on two separate video channels, in synchronized mode or in picture-in-picture format.

Also in 2007 Stryker introduced the 45L PneumoSure insufflator which provides exceptional performance with enhanced safety and reliability.  This new insufflator is designed to handle the needs of today's dynamic surgical environment and includes two additional modes for bariatric and vessel harvesting.  The 45L PneumoSure insufflator offers real-time pressure sensing for increased accuracy during a procedure.  Its ability to maintain pneumoperitoneum under the most extreme conditions, coupled with a fully integrated color touch screen, allows for increased ease of use.

            In 2006 the Company introduced the 1188 HD Camera, the next generation of Stryker 3-Chip HD Cameras.  The 1188 HD offers superior picture quality, enhanced clarity and more intuitive user controls.  This product provides surgical teams with improved visibility during endoscopic procedures, which can improve overall surgical and patient outcomes.  In conjunction with the launch of the 1188 HD Camera, the Company also introduced complementary products, such as the X8000 Lightsource and Vision Elect Monitor, that feature improvements over earlier offerings.  In 2004 Stryker introduced the first HD medical video 3-chip camera, the 1088 HD.  To accommodate the recording of HD images, the Company introduced the SDC HD digital documentation system.  Another milestone was the introduction of best-in-class scope technology with the U-500 FlexVision flexible ureteroscope.  Also in 2004 Stryker launched its Formula shaver system, which is small, light and equipped with radio frequency identification (RFID), facilitating communication between the blade and console.

            In 2006 Stryker launched the Infinity II Communication Platform, featuring an intuitive customer interface and an open architecture.  This second-generation model allows customers to run multiple PC applications from a single touch screen and to route HD digital signals through the industry's first digital video-imaging (DVI) board.

            In 2005 the Company acquired eTrauma, which expanded the Company's digital imaging equipment product offerings by adding eTrauma's proprietary PACS image management and viewing software.  The PACS software was complemented by the 2005 launch of OrthoPad, Stryker's electronic medical records software.  In 2006 Stryker launched Office PACS 3.4, which provides seamless integration between the clinic and the operating room.

Patient Handling and Emergency Medical Equipment

            Stryker Medical is a leader in the stretcher products segment, offering a wide variety of stretchers customized to fit the needs of acute care and specialty surgical care facilities.  In 2006 Stryker Medical introduced the ACS Stretcher, a value offering for the basic ambulatory surgery center market.  In 2004 the Company launched a completely new concept in stretcher design, the M-Series Stretcher.  With a focus on patient safety and product mobility, the M-Series features Stryker's Glideaway siderails, which provide maximum coverage when raised and a zero-transfer-gap when lowered; a 700-pound weight capacity; an integrated transfer board; and four-wheel, steel-ring brakes for stability. The M-Series provides customers with three different mobility options to suit their transportation needs: a fifth wheel for enhanced steering, Big Wheel technology for increased maneuverability and the self-propelled Zoom technology.  All three mobility options provide a safe and comfortable surface for patients while reducing the risk of back injury for hospital staff.

            Stryker Medical also develops and manufactures beds and accessories that are designed to meet the unique needs of specialty departments within the acute care environment.  In 2007 the Company introduced the InTouch, the first high-acuity care bed to combine advanced technology, intuitive operation and BackSmart ergonomics to the benefit of both patients and caregivers.  The revolutionary touch screen interface provides the caregiver with new insights into patient metrics.  Protocol reminders such as patient turn schedules are customizable to encourage best practices that have been proven to help improve patient outcomes.  In 2005 Stryker introduced the XPRT nonintegrated sleep surface with low air loss, percussion and rotational functions to aid in the prevention and treatment of certain skin ulcers and pulmonary care.  Stryker also offers the LD304 birthing bed, which features a removable foot section with the unique Lock-Rite System, and the Go Bed II medical/surgical bed, which features low bed-height for safe patient ingress and exit.  The Go Bed II also offers the optional Chaperone center-of-gravity bed-exit system with Zone Control to help prevent patient falls.  Zone Control is a feature that enables the caregiver to adjust the sensitivity of the bed-exit system to accommodate different patient needs. Stryker has a complete line of intensive care unit (ICU) beds for critical care and step-down units.  The beds incorporate advanced features that facilitate patient care, such as in-bed scales that accurately weigh the patient regardless of bed position and a radiolucent surface that facilitates chest x-rays without moving the patient from the bed.

            To serve the prehospital market, the Company offers the MX-PRO BT ambulance cot with a weight capacity of 850 pounds for use in the emergency medical services transport market.  To facilitate patient transport up and down stairs, Stryker offers the STAIR-PRO series of stair chairs.  To better serve the emergency medical market, in 2006 Stryker introduced a customized version of the POWER-PRO ambulance cot, which was originally introduced in 2005.  This new version extends the original design to carry transport incubators on both interfacility and intrafacility transports.  The POWER-PRO ambulance cot is a revolutionary design with an advanced electronic/hydraulic lift system that enables emergency medical professionals to effortlessly raise and lower the cot with the press of a button, which helps prevent caregiver back injuries.

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

            Total expenditures for product research, development and engineering were $375.3 million in 2007, $324.6 million in 2006 and $284.7 million in 2005.  Research, development and engineering expenses represented 6.3% of sales in 2007, compared with 6.3% in 2006 and 6.2% in 2005.   The higher spending level is the result of the Company's continued focus on new product development for anticipated future product launches and continued investments in new technologies.  Recent new product introductions in the Orthopaedic Implants and MedSurg Equipment segments are more fully described under the caption "Product Sales" on pages 6 through 16 of this report.

In addition to internally developed products, the Company invests in technologies developed by third parties that have the potential to expand the markets in which the Company operates.  Certain of these investments result in charges for purchased in-process research and development.  The purchased in-process research and development charges of $52.7 million recorded in 2006 and $15.9 million recorded in 2005 relate to the acquisitions of Sightline and PlasmaSol, respectively.  At the dates of these acquisitions, the technologies acquired from Sightline, a developer of flexible endoscopes, and PlasmaSol, a developer of sterilization equipment, had not yet reached technological feasibility.

In 2004 the Company acquired SpineCore, a developer of artificial lumbar and cervical discs.  Current products under development include the FlexiCore lumbar artificial disc and the CerviCore cervical artificial disc.  FlexiCore is currently involved in a U.S. clinical study under an approved IDE granted by the FDA.  Following completion of enrollment in the clinical study during 2005, a 2-year patient follow-up is ongoing.  A PMA application for the FlexiCore disc was submitted in 2007.  In 2007 Stryker completed enrollment in a U.S. clinical trial of the CerviCore disc replacement product.  Submission of a PMA application utilizing the resulting data from this study is anticipated in 2009.  The Company anticipates receiving CE Marking approval in Europe for the CerviCore disc in 2008.

The Company believes that the technologies acquired in the Sightline, PlasmaSol and SpineCore acquisitions will result in the introduction of new products and additional future sales. However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of these potential new products.  Additionally, unanticipated issues may arise that could delay or terminate a product's development prior to regulatory approval or commercialization, which could have an unfavorable impact on the Company's operating results. As of December 31, 2007, the Company must refine certain product specifications highlighted during customer preference trials and validate manufacturing processes in order to achieve its plan for initial commercialization of the flexible endoscope technologies in 2008.  As of December 31, 2007, the Company had not encountered significant issues and expects completion of the development and initial commercialization of the spinal disc implant technologies beginning in 2008 and the sterilization technology in 2010.

In 2006 the Company opened a new facility to support product development activities across its manufacturing divisions.  Located near Delhi, India, the facility will provide software and mechanical engineering resources for divisional Research & Development teams to accelerate new product innovation and it facilitates the development and testing of Stryker's internal systems.  Over time, the facility will also support local markets in Asia to expand the Company's presence in that region.

MARKETING

            Domestic sales accounted for 64% of total revenues in 2007.  Most of the Company's products are marketed directly to doctors, hospitals and other healthcare facilities by approximately 3,500 sales and marketing personnel in the United States.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

            International sales accounted for 36% of total revenues in 2007.  The Company's products are sold in more than 100 countries through more than 1,400 local dealers and direct sales efforts.  Local dealer support and direct sales are coordinated by approximately 2,550 sales and marketing personnel.  Stryker distributes its products through sales subsidiaries and branches with offices located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Denmark, Egypt, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Russia, Serbia and Montenegro, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Ukraine, the United Arab Emirates and the United Kingdom.  Stryker exports products to dealers and to customers in Africa, Bangladesh, the Balkans, China, the CIS (former Soviet Union), Cyprus, Czech Republic, Hungary, Iceland, Indonesia, Ireland, Israel, Latin America, the Middle East, Paraguay, the Philippines, Slovakia, Thailand, Turkey, Uruguay and Vietnam.  Additional information regarding the Company's international and domestic operations and sales appears in "Note 12 - Segment and Geographic Data" on pages 64 through 66 of this report.

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

In the spinal implant segment, the Company is one of five leaders, competing principally with Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Spine, Inc. (a subsidiary of Johnson & Johnson), Synthes, Inc., and Zimmer Holdings, Inc.

In the craniomaxillofacial implant segment, Stryker is one of four leaders, competing  principally with  Synthes, Inc., Walter Lorenz Surgical, Inc. (a subsidiary of Biomet, Inc.), and KLS Martin L.P.

Several companies are engaged in the research and development of products for the repair of hard and soft tissues that, if approved, would compete with the Company's OP-1 product.  Medtronic Sofamor Danek has received FDA approval for its recombinant bone morphogenetic protein ("rhBMP-2") for certain spine, trauma and orthopaedic indications, including the treatment of acute, open fractures of the tibial shaft and spinal fusion surgeries.  A number of companies currently provide various other therapies, including allografts, bone fillers and electrical stimulation devices for the treatment, repair or replacement of bone and joint tissue.  The Company believes that its OP-1 product, which is approved for limited trauma and spine indications in certain markets and is currently in clinical trials for other indications, will ultimately compete with these products and with traditional therapies, such as autograft and allograft.

            In the surgical equipment segment, Stryker is one of three leaders, competing principally with Medtronic Midas Rex, Inc. (a subsidiary of Medtronic, Inc.), and Linvatec, Inc. (a subsidiary of Conmed Corporation).  These companies are also competitors in the international segments, along with Aesculap-Werke AG (a division of B. Braun Melsungen AG), a large European manufacturer.

            In the surgical navigation segment, Stryker is one of six principal competitors, including Medtronic Surgical Navigation Technologies (a division of Medtronic, Inc.), BrainLAB Inc. (a subsidiary of BrainLAB AG), Aesculap AG & Co. KG (a division of B. Braun Melsungen AG), Radionics, Inc. (a subsidiary of Tyco

International Ltd.), and GE Medical Systems Navigation and Visualization, Inc. (a subsidiary of General Electric Company).

            In the arthroscopy segment, the Company is one of four leaders, together with the principal competitors Smith & Nephew Endoscopy (a division of Smith & Nephew plc), Linvatec, Inc., and Arthrex, Inc.  In the laparoscopic imaging products segment, the Company is one of three leaders, together with the principal competitors, Karl Storz GmbH & Co. (a German company) and Olympus Optical Co. Ltd. (a Japanese company).

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

            The principal factors that the Company believes differentiate it in the highly competitive market segments in which it operates and enable it to compete effectively are innovation, reliability, service and reputation.  The Company believes that its competitive position in the future will depend to a large degree on its ability to develop new products and make improvements to existing products.  While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or an attribute of a product represents a unique design or process.  Patent  protection of such products restricts competitors from duplicating these unique designs and features.  Stryker seeks to obtain patent protection on its products whenever possible.  The Company currently owns approximately 1,020 United States patents and 1,320 international patents.

MANUFACTURING AND SOURCES OF SUPPLY

The Company's manufacturing processes consist primarily of precision machining, metal fabrication and assembly operations; the forging and investment casting of cobalt chrome; and the finishing of cobalt chrome and titanium.  In addition, the Company is the sole manufacturer of its OP-1 product.  Approximately 12% of the Company's cost of sales in 2007 represented finished products that were purchased complete from outside suppliers.  The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components, and uses outside sources for certain finishing operations, such as plating, hardening and coating of machined components and sterilization of certain products.  The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys.  In all, purchased parts and components from outside sources were approximately 51% of the total cost of sales in 2007.

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

REGULATION AND PRODUCT QUALITY

            The Medical Device Amendments of 1976 to the federal Food, Drug and Cosmetic Act and the Safe Medical Devices Act of 1990, together with regulations issued or proposed thereunder, provide for regulation by the FDA of the design, manufacture and marketing of medical devices, including most of the Company's products.

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

            In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey.  The Company takes these matters very seriously and has been fully cooperating with the FDA to address their observations.

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

Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare expenses generally and hospital costs in particular, including price regulation and competitive pricing, are ongoing in markets where the Company does business.  It is not possible to predict at this time the long-term impact of such cost-containment measures on the Company's future business.

EMPLOYEES

            At December 31, 2007, the Company had 16,026 employees worldwide, including 6,643 involved in manufacturing, warehousing and distribution operations; 6,138 in sales and marketing; 1,424 in research, development and engineering; and the balance in general management and administration.  Certain international employees are covered by collective bargaining agreements that are updated annually.  The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

            Information regarding the executive officers of the Company appears under the caption "Item 10. Directors, Executive Officers and Corporate Governance" on pages 71 through 72 of this report.

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

            The Company maintains close working relationships with respected physicians and medical personnel in hospitals and universities who assist in product research and development.  The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines.  If the Company is unable to maintain these good relationships, its ability to market and sell new and improved products could decrease, and future operating results could be unfavorably affected.

The Company's inability to continue to hire and retain key employees could have a negative impact on the Company's future operating results.

            The talent and drive of the Company's employees are key factors in the success of its business.  The Company's sales, technical and other key personnel play an integral role in the development, marketing and selling of new and existing products.  If the Company is unable to recruit, hire, develop and retain a talented, competitive work force, it may not be able to meet its strategic business objectives.

Stricter pricing guidelines for the Orthopaedic Implants industry could have a negative impact on the Company's future operating results.

            Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where the Company does business.  The Company could experience a negative impact on its operating results due to increased pricing pressure in the United States, Japan and certain other markets.  Governments, hospitals and other third party payers could reduce the amount of approved reimbursements for the Company's Orthopaedic Implant products.  Reductions in reimbursement levels or coverage, or other cost-containment measures could unfavorably affect the Company's future operating results.

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

            The Company has spent a significant amount of time and resources on research and development projects in order to develop and validate new and innovative products.  The Company believes these projects will result in the manufacturing of new products and will create additional future sales.  However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of new products.  Additionally, unanticipated issues may arise in connection with current and future clinical studies, including those for additional OP-1 applications and the FlexiCore and CerviCore spinal implant products, that could delay or terminate a product's development prior to regulatory approval.  The Company may experience an unfavorable impact on its operating results if it is unable to capitalize on those efforts by attaining the proper FDA approval or to successfully market these and other new products, including the Sightline flexible endoscope products and the PlasmaSol sterilization products.

The Company's operating results could be negatively impacted by future product liability claims, unfavorable court decisions, regulatory compliance or legal settlements.

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

            In 2007 the Company disclosed that the U.S. Securities and Exchange Commission has made an informal inquiry of the Company regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, the Company received a subpoena from the U.S. Department of Justice, Criminal Division, requesting certain documents for the period January 1, 2000 through the present in connection with the U.S. Securities and Exchange Commission inquiry.  In 2006 the Company announced that it received a subpoena from the U.S. Department of Justice, Antitrust Division, requesting documents for the period January 2001 through the present regarding possible violations of federal criminal law, including possible violation of the antitrust laws, relating to the manufacture and sale of orthopaedic implant devices.  Stryker is fully cooperating with the U.S. Department of Justice and the U.S. Securities and Exchange Commission regarding these matters.

            In 2007 the Company reached a resolution with the U.S. Attorney's office for the District of New Jersey in connection with a previously announced investigation relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  The resolution is in the form of a non-prosecution agreement for an 18-month period. During the term of the agreement, the Company's Orthopaedics subsidiary is subject to oversight by a federal monitor, as appointed by the U.S. Attorney, regarding compliance with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons.

            In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey.  The Company takes these matters very seriously and has been fully cooperating with the FDA to address their observations.

           As a result of these investigations, the Company's future operating results could be negatively impacted by settlements of these matters.

The Company's operating results could be negatively impacted by economic, political or other developments in countries in which the Company does business.

            Future operating results could be negatively impacted by unstable economic, political and social conditions, including but not limited to fluctuations in foreign currency exchange rates, political instability, or changes in the interpretation or creation of laws and regulations in each of the countries where the Company conducts business, including the United States.  Additionally, the Company operates in multiple income tax jurisdictions and must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations.  Income tax audits associated with the allocation of income and other complex issues may result in significant income tax adjustments that could negatively impact the Company's future operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

            Not applicable.

ITEM 2.	PROPERTIES

            The Company has the following properties:

			Square	Owned/
Location	Segment	Use	Feet	Leased

Mahwah, New Jersey	Orthopaedic Implants	Manufacturing of reconstructive	529,000	Owned
		implants
Limerick, Ireland	Orthopaedic Implants	Manufacturing of reconstructive	130,000	Owned
		implants and OP-1
Herouville, France	Orthopaedic Implants	Manufacturing of reconstructive	130,000	Owned
		implants
Kiel, Germany	Orthopaedic Implants	Manufacturing of trauma implants	147,000	Owned
Selzach, Switzerland	Orthopaedic Implants	Manufacturing of trauma implants	78,000	Owned
Neuchâtel, Switzerland	Orthopaedic Implants	Manufacturing of spinal implants	88,000	Owned
Bordeaux, France	Orthopaedic Implants	Manufacturing of spinal implants	74,000	Owned
Bordeaux, France	Orthopaedic Implants	Manufacturing of spinal implants	35,000	Leased
Carrigtwohill, Ireland	Orthopaedic Implants	Manufacturing of reconstructive	154,000	Owned
	and MedSurg	implants and surgical equipment
	Equipment
Freiburg, Germany	Orthopaedic Implants	Manufacturing of	88,000	Owned
	and MedSurg	craniomaxillofacial implants
	Equipment	and surgical navigation systems
Stetten, Germany	Orthopaedic Implants	Manufacturing of	29,000	Owned
		craniomaxillofacial implants
West Lebanon,
New Hampshire	Orthopaedic Implants	Manufacturing of OP-1	140,000	Owned
Hopkinton,
Massachusetts	Orthopaedic Implants	Manufacturing of OP-1	69,000	Leased
Portage, Michigan	MedSurg Equipment	Manufacturing of surgical	1,024,000	Owned
		equipment and patient-handling
		and emergency medical
		equipment
Arroyo, Puerto Rico	MedSurg Equipment	Manufacturing of surgical	220,000	Leased
		equipment and endoscopic
		systems
San Jose, California	MedSurg Equipment	Manufacturing of endoscopic	165,000	Leased
		systems

			Square	Owned/
Location	Segment	Use	Feet	Leased
Flower Mound, Texas	MedSurg Equipment	Manufacturing of	127,000	Leased
		communications systems
L'Islet, Canada	MedSurg Equipment	Manufacturing of patient-	127,000	Owned
		handling equipment
Kalamazoo, Michigan	Other	Corporate headquarters	75,000	Owned

In addition to the above, the Company maintains administrative and sales offices and warehousing and distribution facilities in various countries, including the United States, Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Denmark, Egypt, Finland, France, Germany, Greece, Hong Kong, India, Israel, Italy, Japan, Korea, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Russia, Serbia and Montenegro, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Ukraine, the United Arab Emirates and the United Kingdom.

            The Company believes that its properties are suitable and adequate for the manufacture and distribution of the Company's products.

ITEM 3.	LEGAL PROCEEDINGS

            The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters which are more fully described in Note 14 to the Consolidated Financial Statements.  The potential future outcomes of these matters are outside of management's complete control and will generally not be known for prolonged periods of time.  In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements.  In legal matters for which management has sufficient information to reasonably estimate the Company's future obligations, a liability representing management's best estimate of the probable cost for the resolution of these legal matters is recorded.  The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.  The Company does not anticipate material losses as a result of these proceedings beyond amounts already provided in the accompanying Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

EXECUTIVE OFFICERS

            Certain information with respect to the executive officers of the Company is set forth in Item 10 of this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

            The Company's Common Stock is traded on the New York Stock Exchange under the symbol SYK.   Quarterly stock prices appear under the caption "Summary of Quarterly Data (Unaudited)" on page 68 of this report and dividend information for the years ended December 31, 2007 and 2006 appears under the caption "Summary of Operations" in Item 6 below.  The Company's Board of Directors considers a year-end cash dividend annually at its December meeting.

In the fourth quarter of 2007, the Company issued 230 shares of Common Stock as performance incentive awards to certain employees.  The shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

            On January 31, 2008, there were 4,518 shareholders of record of the Company's Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The financial information for each of the five years in the period ended December 31, 2007 is set forth below (dollars in millions, except per share amounts):

SUMMARY OF OPERATIONS
	2007	2006	2005	2004	2003
Net sales	$6,000.5	$5,147.2	$4,608.9	$4,017.4	$3,402.3
Cost of sales	1,865.2	1,616.6	1,489.2	1,303.8	1,131.9
Gross profit	4,135.3	3,530.6	3,119.7	2,713.6	2,270.4

Research, development and engineering expenses	375.3	324.6	284.7	214.9	183.0
Selling, general and administrative expenses	2,391.5	2,047.0	1,839.4	1,655.4	1,426.1
Intangibles amortization	41.4	42.7	47.6	44.6	45.0
Other (a)	19.8	52.7	15.9	120.8	--
	2,828.0	2,467.0	2,187.6	2,035.7	1,654.1
Operating income	1,307.3	1,063.6	932.1	677.9	616.3
Other income (expense)	62.8	30.2	4.9	(2.9)	(18.4)
Earnings from continuing operations before
income taxes	1,370.1	1,093.8	937.0	675.0	597.9
Income taxes	383.4	322.4	304.5	237.0	179.3
Net earnings from continuing operations	986.7	771.4	632.5	438.0	418.6
Net earnings and gain on sale of discontinued
operations	30.7	6.3	11.1	2.0	15.8
Net earnings	$1,017.4	$ 777.7	$ 643.6	$ 440.0	$ 434.4
Net earnings from continuing operations per share
of common stock (b):
Basic	$2.41	$1.90	$1.57	$1.09	$1.05
Diluted	$2.37	$1.87	$1.54	$1.07	$1.03

Net earnings per share of common stock (b):
Basic	$2.48	$1.91	$1.59	$1.10	$1.09
Diluted	$2.44	$1.89	$1.57	$1.08	$1.07

Dividend per share of common stock (b)	$.33	$.22	$.11	$.09	$.07

Average number of shares outstanding (b):
Basic	409.7	406.5	403.7	401.2	397.8
Diluted	417.2	411.8	410.8	409.3	406.2

(a)    Includes intangible asset impairment and purchased in-process research and development charges.

(b)    Adjusted for the two-for-one stock split effective May 14, 2004.

FINANCIAL AND STATISTICAL DATA

	2007	2006	2005	2004	2003
Cash and marketable securities	2,410.8	1,414.8	1,056.5	349.4	65.9
Working capital	3,571.9	2,182.8	1,621.3	1,029.1	563.2
Current ratio	3.7	2.6	2.3	1.9	1.7
Property, plant and equipment - net	991.6	914.9	796.3	670.2	577.4
Capital expenditures	187.7	209.4	261.8	180.5	139.5
Depreciation and amortization	366.6	324.1	282.7	242.8	224.8
Total assets	7,354.0	5,873.8	4,992.5	4,120.0	3,188.1
Long-term debt, including current maturities	16.8	14.8	231.6	10.0	26.1
Shareholders' equity	5,378.5	4,191.0	3,300.2	2,788.2	2,183.9
Return on average equity	21.3%	20.8%	21.1%	17.7%	23.5%
Net cash provided by operating activities	1,028.3	867.3	833.4	559.5	616.7
Number of shareholders of record	4,373	4,091	3,979	3,784	3,084
Number of employees	16,026	18,806	17,265	15,891	14,762

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

            Throughout this discussion, references are made to the following financial measures:  "constant currency," "adjusted net earnings from continuing operations," "adjusted basic net earnings per share from continuing operations" and "adjusted diluted net earnings per share from continuing operations."  These financial measures are an alternative representation of Stryker Corporation's (the Company or Stryker) past and potential future operational performance and do not replace the presentation of the Company's reported financial results under U.S. generally accepted accounting principles (GAAP). The Company has provided these supplemental non-GAAP financial measures because they provide meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses these non-GAAP financial measures for reviewing the operating results of its business segments, for analyzing potential future business trends in connection with its budget process and bases certain annual bonus plans on these non-GAAP financial measures.  In order to measure the Company's sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales.  Constant currency results are calculated by translating current year results at prior year average foreign currency exchange rates.  In order to measure earnings performance on a consistent and comparable basis, the Company excludes the intangible asset impairment charge recorded in 2007, the purchased in-process research and development charges recorded in 2006 and 2005 and the additional income taxes associated with the repatriation of foreign earnings recorded in 2005, each of which affects the comparability of operating results and the trend of earnings.  Additional details regarding the nature, determination and financial statement impact of these items are included in Results of Operations.  In addition, the Company believes investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results.  The Company encourages investors and other users of these financial statements to review its Consolidated Financial Statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

Executive Level Overview

            Stryker is one of the world's leading medical technology companies with the most broadly based range of products in orthopaedics and a significant presence in other medical specialties.  Stryker works with respected medical professionals to help people lead more active and more satisfying lives.  The Company's products include implants used in joint replacement, trauma, spinal and craniomaxillofacial surgeries; biologics; surgical, neurologic, ear, nose & throat and interventional pain equipment; endoscopic, surgical navigation, communications and digital imaging systems; as well as patient handling and emergency medical equipment.

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

            Domestic sales accounted for 64% of total revenues in 2007.  Most of the Company's products are marketed directly to doctors, hospitals and other healthcare facilities by approximately 3,500 sales and marketing personnel in the United States.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

            International sales accounted for 36% of total revenues in 2007.  The Company's products are sold in more than 100 countries through Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

            The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

            In 2007 the Company announced that it reached a resolution with the U.S. Attorney's office for the District of New Jersey in connection with a previously announced investigation relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  The resolution is in the form of a non-prosecution agreement for an 18-month period. During the term of the agreement, the Company's Orthopaedics subsidiary is subject to oversight by a federal monitor, as appointed by the U.S. Attorney, regarding compliance with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons.

In 2007 the Company sold its outpatient physical therapy business, Physiotherapy Associates, to Water Street Healthcare Partners, for $150.0 million in cash less certain indebtedness.  Physiotherapy Associates' operating results are reported as discontinued operations for all periods presented.  Additional details, including the financial statement impact resulting from this divestiture, are included in Results of Operations and Other Matters.

In 2007 the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the Company's Consolidated Financial Statements.  The Interpretation also provides guidance for the measurement and classification of income tax positions, interest and penalties, and requires additional disclosure on an annual basis.  Additional details, including the financial statement impact resulting from this adoption, are included in Results of Operations.

In 2006 the Company acquired all of the outstanding stock of Sightline Technologies Ltd. (Sightline), a private, development-stage company, for an upfront payment of $50.0 million in cash plus certain transaction costs and the assumption of certain liabilities.  Sightline has developed flexible endoscopes that should improve insertion and sterilization during colonoscopy procedures.  Terms of the transaction also include milestone payments of up to an additional $90.0 million upon the achievement of certain operational and financial targets related to Sightline's products, the first of which is expected to occur in 2008.  This acquisition is expected to enhance the Company's presence in the gastrointestinal and other markets within its MedSurg Equipment segment.

In 2005 the Company acquired, by merger, all of the outstanding stock of PlasmaSol Corp. (PlasmaSol).  PlasmaSol has developed a technology that should allow Stryker to provide sterilization equipment for use with certain of its MedSurg Equipment products.  The cost of the transaction totaled $17.5 million, including an upfront cash payment plus the assumption of certain liabilities.

            In 2005 the Company acquired, by merger, all of the outstanding stock of eTrauma.com Corp. (eTrauma) for $50.0 million in cash plus certain transaction costs.  The acquisition expanded the Company's digital imaging equipment product offerings within its MedSurg Equipment segment by adding eTrauma's proprietary Picture Archive and Communications Systems (PACS) image management and viewing software.

            Sightline's, PlasmaSol's and eTrauma's operating results are included in the Company's Consolidated Financial Statements from the date of the acquisitions and did not materially impact the Company's operating results.  Pro forma consolidated results of operations would not differ significantly as a result of these acquisitions.  Additional details, including the financial statement impacts resulting from these acquisitions, are included in Results of Operations.

            In 2005 the Company completed the repatriation of $722 million of foreign earnings under the provisions of the American Jobs Creation Act (the Act).  The Act provided a temporary incentive for U.S. companies to repatriate accumulated income earned in foreign jurisdictions at a reduced income tax cost.  Additional details, including the financial statement impact resulting from the repatriation of funds, are included in Results of Operations.

Outlook for 2008

            The Company's outlook for 2008 continues to be optimistic regarding underlying growth rates in orthopaedic procedures and sales growth in the Company's broadly based range of products in orthopaedics and other medical specialties, despite the potential for increased pricing pressure in certain markets.  The Company projects that diluted net earnings per share for 2008 will approximate $2.88, representing a 22% increase over diluted net earnings per share from continuing operations of $2.37 for the year ended December 31, 2007.  Excluding the impact of the charge to reflect the intangible asset impairment in 2007, as more fully described in Results of Operations, the Company projects that diluted net earnings per share for 2008 will increase 20% over adjusted diluted net earnings per share from continuing operations of $2.40 for the year ended December 31, 2007.

            The financial forecast for 2008 includes a constant currency net sales increase in the range of 11% to 13% as a result of growth in shipments of Orthopaedic Implants and MedSurg Equipment.  If foreign currency exchange rates hold near December 31, 2007 levels, the Company anticipates a favorable impact on net sales of approximately 2.5% to 3% in the first quarter of 2008 and a favorable impact on net sales of approximately 1% to 1.5% for the full year of 2008.

Results of Operations

            The table below outlines the components of net earnings from continuing operations from the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales			Percentage Change
	2007	2006	2005	2007/2006	2006/2005
Net sales	100.0%	100.0%	100.0%	17%	12%
Cost of sales	31.1	31.4	32.3	15	9
Gross profit	68.9	68.6	67.7	17	13
Research, development and engineering expenses	6.3	6.3	6.2	16	14
Selling, general and administrative expenses	39.9	39.8	39.9	17	11
Intangibles amortization	0.7	0.8	1.0	(3)	(10)
Intangible asset impairment	0.3	--	--	--	--
Purchased in-process research and development	--	1.0	0.3	(100)	231
Operating income	21.8	20.7	20.2	23	14
Other income (expense)	1.0	0.6	0.1	108	516
Earnings from continuing operations before income taxes	22.8	21.3	20.3	25	17
Income taxes	6.4	6.3	6.6	19	6
Net earnings from continuing operations	16.4%	15.0%	13.7%	28	22

            The table below sets forth domestic/international and product line sales information:

	Net Sales (in millions)			Percentage Change
	2007	2006	2005	2007/2006	2006/2005
Domestic/international sales:
Domestic	$3,850.3	$3,298.4	$2,903.0	17%	14%
International	2,150.2	1,848.8	1,705.9	16	8
Total net sales	$6,000.5	$5,147.2	$4,608.9	17	12

Product line sales:
Orthopaedic Implants	$3,570.7	$3,110.1	$2,849.5	15	9
MedSurg Equipment	2,429.8	2,037.1	1,759.4	19	16
Total net sales	$6,000.5	$5,147.2	$4,608.9	17	12

            The tables below set forth additional geographical sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis:

	Year Ended December 31, 2007
	Percentage Change

	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency
Orthopaedic Implants sales:
Hips	7	12	5	9	6
Knees	15	16	9	16	13
Trauma	29	12	6	19	15
Spinal	29	16	10	25	23
Craniomaxillofacial	24	6	0	17	14
Total Orthopaedic Implants	16	13	7	15	12

MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	17	26	18	20	17
Endoscopic, communications and digital
imaging systems	18	30	21	21	19
Patient handling and emergency
medical equipment	18	7	3	16	15
Total MedSurg Equipment	18	24	17	19	17

	Year Ended December 31, 2006
	Percentage Change

	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency
Orthopaedic Implants sales:
Hips	4	0	1	2	2
Knees	16	7	7	12	12
Trauma	23	7	9	13	14
Spinal	20	13	14	18	18
Craniomaxillofacial	24	7	7	16	16
Total Orthopaedic Implants	12	5	6	9	9

MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	12	13	13	12	12
Endoscopic, communications and digital
imaging systems	16	32	30	19	19
Patient handling and emergency
medical equipment	19	14	10	18	17
Total MedSurg Equipment	15	19	18	16	16

2007 Compared with 2006

The Company's net sales increased 17% in 2007 to $6,000.5 million from $5,147.2 million in 2006.  Net sales grew by 14% as a result of increased unit volume and changes in product mix and by 3% due to favorable changes in foreign currency exchange rates.

            The Company's domestic sales were $3,850.3 million for 2007, representing an increase of 17%, and international sales were $2,150.2 million for 2007, representing an increase of 16%, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $131.5 million for 2007.  On a constant currency basis, international sales increased 9% in 2007.

Worldwide sales of Orthopaedic Implants were $3,570.7 million for 2007, representing an increase of 15% as a result of higher shipments of reconstructive, trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor OP-1.  On a constant currency basis, sales of Orthopaedic Implants increased 12% in 2007.

            Hip Implant Systems:  Sales of hip implant systems increased 9% during the year (6% on a constant currency basis). In the United States, sales growth was driven by sales of X3 polyethylene and Accolade cementless hip products, partially offset by declines in other hip systems.  Solid sales growth in the Exeter, Trident, X3 polyethylene and Accolade hip products in Europe, the Pacific region and the Latin America region also led to the Company's constant currency sales growth for 2007.

            Knee Implant Systems:  Sales of knee implant systems increased 16% during the year (13% on a constant currency basis) due to strong growth in the Triathlon Knee System in the United States, Europe, Canada and the Pacific region and solid growth in the Scorpio Knee System in Europe, the Pacific region and the Latin America region.

            Trauma Implant Systems:  Sales of trauma implant systems increased 19% in 2007 (15% on a constant currency basis) as a result of strong sales growth in the Gamma3 Hip Fracture System in the United States, Europe, Canada and the Pacific region as well as solid sales growth in the Company's T2 Nailing System in the United States and Europe, partially offset by a sales decline in Japan as a result of government-imposed price cuts.

            Spinal Implant Systems:  Sales of spinal implant systems increased 25% in 2007 (23% on a constant currency basis).  Sales growth for 2007 was driven by strong worldwide sales growth of thoracolumbar implant systems, interbody devices and cervical implants.

Craniomaxillofacial Implant Systems:  Sales of craniomaxillofacial implant systems increased 17% in 2007 (14% on a constant currency basis) primarily due to strong sales growth of products for neurological indications and craniomaxillofacial implants in the United States, Europe and the Pacific region.

Worldwide sales of MedSurg Equipment were $2,429.8 million for 2007, representing an increase of 19% as a result of higher shipments of surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  On a constant currency basis, sales of MedSurg Equipment increased 17% in 2007.

            Surgical Equipment and Surgical Navigation Systems:  Sales of surgical equipment and surgical navigation systems increased 20% in  2007 (17% on a constant currency basis) due to strong sales growth in powered surgical and operating room equipment in the United States, Europe and the Pacific region.  Solid sales growth in interventional pain products in Europe also led to the Company's constant currency sales growth.

            Endoscopic, Communications and Digital Imaging Systems:  Sales of endoscopic, communications and digital imaging systems increased 21% in 2007 (19% on a constant currency basis) as a result of strong worldwide sales growth of medical video imaging equipment led by the 1188 HD Camera and complementary products such as the X8000 Lightsource and Vision Elect Monitor.  Strong sales growth in arthroscopy and communication products in the United States, Europe and the Pacific region also led to the Company's constant currency sales growth.

            Patient Handling and Emergency Medical Equipment:  Sales of patient handling and emergency medical equipment increased 16% in 2007 (15% on a constant currency basis) due to strong sales growth of stretchers and emergency medical equipment in the United States and Europe.  In addition, constant currency sales growth in 2007 was led by strong sales growth in hospital beds in the United States as well as strong sales growth in maternity beds in the United States, Canada, Europe and the Latin America region.

Cost of sales represented 31.1% of sales in 2007 compared with 31.4% in 2006.  The cost of sales percentage in 2007 was favorably impacted by efficiencies gained within manufacturing plants and product distribution channels.

Research, development and engineering expenses represented 6.3% of sales for both 2007 and 2006. These expenses increased 16% in 2007 to $375.3 million.  The higher spending level is the result of the Company's continued focus on new product development for anticipated future product launches and continued investments in new technologies.  New product introductions in 2007 for the Orthopaedic Implants segment included the condylar stabilizing (CS) ultra-congruent insert for the Triathlon Knee System; the Scorpio NRG with X3 advanced bearing technology; and the Omega 3 Compression Hip Screw System.  Within the MedSurg Equipment segment, new product introductions in 2007 included InTouch, a high-acuity care bed; the SDC Ultra, an all-in-one medical imaging information management system; the CORE Sumex drill, designed for use in ENT procedures; and the 45L PneumoSure insufflator.

            Selling, general and administrative expenses increased 17% in 2007 and represented 39.9% of sales compared with 39.8% in 2006.  The slight increase in selling, general and administrative expenses as a percent of sales in 2007 is due to higher sales-related costs, primarily compensation and increased regulatory compliance-

related costs, partially offset by decreases in insurance costs and slower growth in discretionary spending.

            In 2007 the Company recorded a $19.8 million charge ($12.7 million net of income taxes) to write off patents associated with intervertebral body fusion cage products.  The impairment followed a U.S. Food and Drug Administration (FDA) decision to downgrade certain intervertebral body fusion products to class II devices, along with a weak market for sales of these specific products.  As a result, the Company performed a discounted cash flow analysis over the remaining life of the patented technologies and determined that the charge was required.

The purchased in-process research and development charge of $52.7 million recorded in 2006 relates to the acquisition of Sightline.  At the date of the acquisition, the flexible endoscope technologies acquired had not yet reached technological feasibility.  The upfront payment of $50.0 million, plus certain transaction costs and the assumption of certain liabilities, was allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.  The amount written off as purchased in-process research and development was not deductible for income tax purposes in the United States.

The Company believes that the technologies acquired in the Sightline acquisition will result in the introduction of new products and additional future sales.  However, unanticipated issues may arise that could delay or terminate a product's development prior to commercialization, which could have an unfavorable impact on the Company's operating results.  As of December 31, 2007, the Company must refine certain product specifications highlighted during customer preference trials and validate manufacturing processes in order to achieve its plan for initial commercialization of the flexible endoscope technologies in 2008.

            Interest and marketable securities income, which is included in other income (expense), increased to $85.5 million in 2007 from $41.4 million in 2006 primarily as a result of increased cash and cash equivalents and marketable securities balances in 2007 compared to 2006. Interest expense, which is included in other income (expense), increased to $22.2 million in 2007 from $9.5 million in 2006, primarily as a result of interest expense associated with unresolved income tax positions.

            The Company's effective income tax rate on earnings from continuing operations for the year ended December 31, 2007 was 28.0% compared to an effective income tax rate for the year ended December 31, 2006 of 29.5%. The effective income tax rate for the year ended December 31, 2007 reflects the impact of the intangible asset impairment charge of $12.7 million (net of $7.1 million income tax benefit).  The effective income tax rate for the year ended December 31, 2006 reflects the impact of the nondeductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of Sightline. After considering these factors, the Company's reported effective income tax rates for the years ended December 31, 2007 and 2006 are lower than the U.S. statutory income tax rate primarily as a result of manufacturing in lower income tax international jurisdictions.

Upon adoption of FASB Interpretation No. 48, the Company recognized an increase in the interest expense accrual associated with unresolved income tax positions, which was accounted for by reducing the January 1, 2007 balance of retained earnings by $7.6 million (net of income taxes).  In addition, the Company reclassified $179.2 million from the current income taxes liability to noncurrent liabilities to match the anticipated timing of future income tax payments.

            Net earnings from continuing operations increased 28% in 2007 to $986.7 million from $771.4 million in 2006.  Basic net earnings per share from continuing operations increased 27% in 2007 to $2.41 from $1.90 in 2006, and diluted net earnings per share from continuing operations increased 27% in 2007 to $2.37 from $1.87 in 2006.

            Excluding the impacts of the charges to reflect the intangible asset impairment in 2007 and to write off purchased in-process research and development recorded in 2006, adjusted net earnings from continuing operations increased 21% in 2007 to $999.4 million from $824.1 million in 2006.  Adjusted basic net earnings per share from continuing operations increased 20% in 2007 to $2.44 from $2.03 in 2006, and adjusted diluted net earnings per share from continuing operations increased 20% in 2007 to $2.40 from $2.00 in 2006.

            The reconciliations of these non-GAAP financial measures are as follows (in millions, except per share amounts):

	2007	2006	Percentage Change
Reported net earnings from continuing operations	$986.7	$771.4	28%
Intangible asset impairment	12.7	--	--
Purchased in-process research and development	--	52.7	(100)
Adjusted net earnings from continuing operations	$999.4	$824.1	21

Basic net earnings per share of common stock:
Reported basic net earnings per share of common stock from continuing operations	$2.41	$1.90	27
Intangible asset impairment	$.03	--	--
Purchased in-process research and development	--	$.13	(100)
Adjusted basic net earnings per share of common stock from continuing operations	$2.44	$2.03	20
Weighted-average basic shares outstanding	409.7	406.5

Diluted net earnings per share of common stock:
Reported diluted net earnings per share of common stock from continuing operations	$2.37	$1.87	27
Intangible asset impairment	$.03	--	--
Purchased in-process research and development	--	$.13	(100)
Adjusted diluted net earnings per share of common stock from continuing operations	$2.40	$2.00	20
Weighted-average diluted shares outstanding	417.2	411.8

             The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

The sale of Physiotherapy Associates resulted in a gain on sale of discontinued operations of $25.7 million (net of income taxes), or $.06 per diluted share in 2007.  Net earnings from discontinued operations for the year ended December 31, 2007 were $5.0 million, or $.01 per diluted share, compared to net earnings from discontinued operations of $6.3 million, or $.02 per diluted share, for the year ended December 31, 2006.

Net earnings increased 31% in 2007 to $1,017.4 million from $777.7 million in 2006. Basic net earnings per share increased 30% in 2007 to $2.48 from $1.91 in 2006, and diluted net earnings per share increased 29% in 2007 to $2.44 from $1.89 in 2006.

2006 Compared with 2005

            The Company's net sales increased 12% in 2006 to $5,147.2 million from $4,608.9 million in 2005.  Net sales grew by 11% as a result of increased unit volume and changes in product mix and 1% as a result of higher selling prices.

            Domestic sales were $3,298.4 million for 2006, representing an increase of 14% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  International sales were $1,848.8 million for 2006, representing an increase of 8% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $5.2 million for 2006.  On a constant currency basis, international sales increased 9% in 2006.

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

            Trauma Implant Systems:  Sales of trauma implant systems increased 13% during the year (14% on a constant currency basis) due to strong worldwide sales growth in the Gamma3 Hip Fracture System and strong sales growth in the T2 Nailing System in the United States and Europe, partially offset by slower growth in Japan as a result of the price cuts.

            Spinal Implant Systems:  Sales of spinal implant systems increased 18% during the year, on both a reported and constant currency basis, primarily due to strong worldwide sales growth of interbody devices led by sales of the AVS vertebral spacer system as well as solid worldwide sales growth in thoracolumbar products.

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

            Patient Handling and Emergency Medical Equipment:  Sales of patient handling and emergency medical equipment increased 18% during the year (17% on a constant currency basis) due to strong sales growth in hospital bed products in the United States, the Latin America region and Canada, strong domestic sales growth in emergency medical equipment as well as solid stretcher sales growth in Europe and the Latin America region.

            Cost of sales represented 31.4% of sales in 2006 compared with 32.3% in 2005.  The lower cost of sales percentage in 2006 is primarily due to lower excess and obsolete inventory costs as a result of fewer comparative product introductions during the year and reduced royalty costs related to the expiration of certain royalty agreements partially offset by faster sales growth in the lower margin MedSurg Equipment segment.

Research, development and engineering expenses represented 6.3% of sales in 2006 compared with 6.2% in 2005.  These expenses increased 14% in 2006 to $324.6 million.  The higher spending level is the result of the Company's continued focus on new product development for anticipated future product launches and continued investments in new technologies.  New product introductions in 2006 for the Orthopaedic Implants segment included the LFIT Anatomic Femoral Heads with X3 polyethylene liners, which address range of motion and dislocation potential, and the AVS AS Spacer, which is used for anterior lumbar interbody fusion.  Within the MedSurg Equipment segment, new product introductions in 2006 included the 1188 HD Camera and related accessories, the next generation of Stryker 3-Chip HD Cameras, the System 6 heavy duty power system and the Stryker Precision Oscillating Tip Saw, which features a stationary blade shaft with an oscillating tip.

            Selling, general and administrative expenses increased 11% in 2006 and represented 39.8% of sales compared with 39.9% in 2005.  The slight decrease in selling, general and administrative expenses as a percentage of sales in 2006 is due to decreases in insurance costs and slower growth in discretionary spending, partially offset by higher sales-related costs, primarily compensation, loaner instrumentation amortization and sample expenses.

            The purchased in-process research and development charge of $52.7 million recorded in 2006 relates to the acquisition of Sightline. The purchased in-process research and development charge of $15.9 million recorded in 2005 relates to the acquisition of PlasmaSol.  At the date of the PlasmaSol acquisition, the sterilization technology acquired had not yet been approved for sale by the FDA and, therefore, had not yet reached technological feasibility.  The purchase price of $17.5 million was allocated to assets acquired, primarily for deferred income tax assets associated with acquired net operating losses, and purchased in-process research and development based on their fair value at the date of acquisition.  The amounts written off as purchased in-process research and development were not deductible for income tax purposes in the United States.

The Company believes that the technologies acquired in both the Sightline and PlasmaSol acquisitions will result in the introduction of new products and additional future sales.  However, unanticipated issues may arise that could delay or terminate a product's development prior to regulatory approval or commercialization, which could have an unfavorable impact on the Company's operating results.  As previously described, as of December 31, 2007, the Company must refine certain product specifications highlighted during customer preference trials and validate manufacturing processes in order to achieve its plan for initial commercialization of the flexible endoscope technologies in 2008.  As of December 31, 2007, the Company had not encountered significant issues and expects completion of the development and initial commercialization of the sterilization technologies in 2010.

            Interest and marketable securities income, which is included in other income (expense), increased to $41.4 million in 2006 from $13.3 million in 2005, primarily as a result of increased cash and cash equivalents and marketable securities balances in 2006 compared to 2005.  Interest expense, which is included in other income (expense), increased to $9.5 million in 2006 from $7.7 million in 2005, primarily as a result of borrowings in Europe to complete the repatriation of foreign earnings in 2005.

            The Company's effective income tax rate on earnings from continuing operations for the year ended December 31, 2006 was 29.5% as compared to an effective income tax rate for the year ended December 31, 2005 of 32.5%.  The effective income tax rate for the year ended December 31, 2006 reflects the impact of the nondeductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of Sightline.  The effective income tax rate for the year ended December 31, 2005 reflects the impact of the nondeductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of PlasmaSol as well as the additional $27.4 million of income taxes recorded as a result of the repatriation of foreign earnings.  After considering these factors, the Company's reported effective income tax rates for the years ended December 31, 2006 and 2005 are lower than the U.S. statutory income tax rate primarily as a result of manufacturing in lower income tax international jurisdictions.

            Net earnings from continuing operations increased 22% in 2006 to $771.4 million from $632.5 million in 2005.  Basic net earnings per share from continuing operations increased 21% in 2006 to $1.90 from $1.57 in 2005, and diluted net earnings per share from continuing operations increased 21% in 2006 to $1.87 from $1.54 in 2005.

Excluding the impacts of the charges to write off purchased in-process research and development in 2006 and 2005 and to recognize the income tax expense associated with the repatriation of foreign earnings in 2005, adjusted net earnings from continuing operations increased 22% in 2006 to $824.1 million from $675.8 million in 2005.  Adjusted basic net earnings per share from continuing operations increased 22% in 2006 to $2.03 from $1.67 in 2005, and adjusted diluted net earnings per share from continuing operations increased 21% in 2006 to $2.00 from $1.65 in 2005.

The reconciliations of these non-GAAP financial measures are as follows (in millions except per share amounts):

	2006	2005	Percentage Change
Reported net earnings from continuing operations	$771.4	$632.5	22%
Purchased in-process research and development	52.7	15.9	231
Income taxes on repatriation of foreign earnings	--	27.4	(100)
Adjusted net earnings from continuing operations	$824.1	$675.8	22

Basic net earnings per share of common stock:
Reported basic net earnings per share of common stock from continuing operations	$1.90	$1.57	21
Purchased in-process research and development	$.13	$.04	225
Income taxes on repatriation of foreign earnings	--	$.07	(100)
Adjusted basic net earnings per share of
common stock from continuing operations	$2.03	$1.67	22
Weighted-average basic shares outstanding	406.5	403.7

Diluted net earnings per share of common stock:
Reported diluted net earnings per share of common stock from continuing operations	$1.87	$1.54	21
Purchased in-process research and development	$.13	$.04	225
Income taxes on repatriation of foreign earnings	--	$.07	(100)
Adjusted diluted net earnings per share of
common stock from continuing operations	$2.00	$1.65	21
Weighted-average diluted shares outstanding	411.8	410.8

            The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Net earnings from discontinued operations for the year ended December 31, 2006 were $6.3 million, or $.02 per diluted share, compared to net earnings from discontinued operations of $11.1 million, or $.03 per diluted share, for the year ended December 31, 2005.

            Net earnings increased 21% in 2006 to $777.7 million from $643.6 million in 2005. Basic net earnings per share increased 20% in 2006 to $1.91 from $1.59 in 2005; and diluted net earnings per share increased 20% in 2006 to $1.89 from $1.57 in 2005.

Liquidity and Capital Resources

            The Company's working capital at December 31, 2007 increased $1,389.1 million to $3,571.9 million from $2,182.8 million at December 31, 2006.  The increase in working capital resulted from growth in the Company's overall business, the proceeds from the sale of Physiotherapy Associates and the use of cash earnings to fund increases in accounts receivable, inventories and prepaid expenses.  Accounts receivable days sales outstanding was 56 days at both December 31, 2007 and 2006 and days sales in inventory decreased one day to 137 days at December 31, 2007 from 138 days at December 31, 2006.

            The Company generated cash of $1,028.3 million from operations in 2007 compared with $867.3 million in 2006.  The increase in cash from operations in 2007 compared with the prior year is primarily due to increased earnings partially offset by growth in the working capital accounts, primarily accounts receivable and inventories.

            In 2007 the Company borrowed an additional $103.7 million and used cash of $102.9 million for payments on borrowings. The Company also used cash of $187.7 million for capital expenditures, including $14.3 million related to the implementation of ERP systems at multiple manufacturing and distribution facilities; $13.9 million for facility expansions; and $7.0 million to complete the construction of the Homer Stryker Center for education and clinical research in Mahwah, New Jersey. In addition, the Company used $54.8 million for acquisitions and $89.7 million for the payment of dividends. The Company also purchased and sold marketable securities, which are classified as available-for-sale investments in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

            The Company had $290.5 million in cash and cash equivalents and $2,120.3 million in marketable securities at December 31, 2007.  The Company also had outstanding borrowings totaling $16.8 million at that date, all of which were classified as current obligations.  The Company believes its cash on hand and marketable securities, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings; loaner instrumentation for surgical implants in support of new product launches; required debt repayments and the payment of dividends.

As of December 31, 2007, approximately 9% of the Company's investments in available-for-sale securities were held in triple A rated (per Standard & Poor's) asset-backed debt securities, of which the majority related to investments in automobile loans.  At December 31, 2007, less than 1% of the Company's investments in marketable securities were exposed to a risk of loss related to the declining value of the subprime-mortgage securities market.

            Should additional funds be required, the Company had $1,047.3 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $1,000.0 million 5-year nonamortizing, revolving Unsecured Credit Facility that expires in November 2010.  In addition, the Company had the entire $200.0 million accounts receivable securitization facility available at December 31, 2007.

            The Company's future contractual obligations for agreements with initial terms greater than 1 year, including agreements to purchase materials in the normal course of business, are summarized as follows (in millions):

	Payment Period
	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$ 16.8	$ --	$ --	$ --	$ --	$ --
Operating leases	42.0	34.3	22.2	10.3	6.7	11.7
Unconditional purchase obligations	339.7	69.1	15.1	10.8	10.3	--
Other	4.0	2.8	2.4	2.1	1.6	14.9

            Due to uncertainties regarding the ultimate resolution of income tax audits and timing of employee retirements, the Company is not able to reasonably estimate the future periods in which income tax payments to settle these unresolved income tax positions or contributions to fund defined benefits plans will be made.

            The Company's additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year

Unsecured Credit Facility and other lines of credit	$1,047.3	$56.4	$990.9

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable.  The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends.  If actual customer financial conditions are less favorable than projected by management, additional accounts receivable write offs may be necessary, which could unfavorably affect future operating results.

Inventory Reserves

The Company maintains reserves for excess and obsolete inventory resulting from the potential inability to sell its products at prices in excess of current carrying costs.  The markets in which the Company operates are highly competitive and new products and surgical procedures are introduced on an ongoing basis.  Such marketplace changes may cause some of the Company's products to become obsolete.  The Company makes estimates regarding the future recoverability of the costs of these products and records a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends.  If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write downs may be required, which could unfavorably affect future operating results.

Income Taxes

            The Company operates in multiple income tax jurisdictions both inside and outside the United States.  Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions.  Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and product royalty arrangements, may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates.  Because income tax adjustments in certain jurisdictions can be significant, the Company records accruals representing management's best estimate of the probable resolution of these matters.

To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated probable outcome.

Other Matters

            The Company distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  The Company's operating results are primarily exposed to changes in exchange rates among the U.S. dollar, the Japanese yen and European currencies, in particular the euro and the British pound.  When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases.  When the U.S. dollar strengthens, the opposite situation occurs. The Company manufactures its products in the United States, France, Germany, Ireland, Switzerland, Canada and Puerto Rico and incurs the costs to manufacture in the applicable local currencies.  This worldwide deployment of factories serves to partially mitigate the impact of currency exchange rate changes on the Company's cost of sales.

            The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates.  These nonfunctional currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies.  All forward currency exchange contracts are marked to market each period, with resulting gains (losses) included in other income (expense) in the consolidated statements of earnings.

            At December 31, 2007, the Company had outstanding forward currency exchange contracts to purchase $427.9 million and sell $257.7 million of various currencies (principally U.S. dollars and euros) with maturities ranging principally from 4 to 101 days.  At December 31, 2006, the Company had outstanding forward currency exchange contracts to purchase $387.9 million and sell $227.0 million of various currencies (principally U.S. dollars and euros) with maturities ranging principally from 7 to 180 days.  The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points.  A hypothetical 10% change in foreign currencies relative to the U.S. dollar would change the December 31, 2007 fair value by approximately $7.4 million.  The Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of the counterparties.

            The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies.  For the year ended December 31, 2007, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets, and the related deferred gain in shareholders' equity, by $152.7 million to $272.3 million from $119.6 million at December 31, 2006.

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

            In 2003 the Company announced that it received a subpoena from the U.S. Attorney's Office for the District of Massachusetts in connection with a U.S. Department of Justice investigation of Physiotherapy Associates' billing and coding practices. Under the terms of the Physiotherapy sale agreement, Stryker retained responsibility for certain cash damages to be paid in connection with this investigation.  The Company's liability for such damages was fixed under the sale agreement, with interest to be accrued through the date of payment, which occurred in 2007.  Liabilities previously recorded by the Company were sufficient to cover these obligations.

            In 2007 the Company disclosed that the U.S. Securities and Exchange Commission has made an informal inquiry of the Company regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, the Company received a subpoena from the U.S. Department of Justice, Criminal Division, requesting certain documents for the period January 1, 2000 through the present in connection with the U.S. Securities and Exchange Commission inquiry.  In 2006 the Company announced that it received a subpoena from the U.S. Department of Justice, Antitrust Division, requesting documents for the period January 2001 through the present regarding possible violations of federal criminal law, including possible violation of the antitrust laws, relating to the manufacture and sale of orthopaedic implant devices.  The Company is fully cooperating with the U.S. Department of Justice and the U.S. Securities and Exchange Commission regarding these matters.

            In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey.  The Company takes these matters very seriously and has been fully cooperating with the FDA to address their observations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Quantitative and qualitative disclosures about market risk are included in the Results of Operations and Other Matters sections of the Company's Management's Discussion and Analysis of Financial Condition on pages 29 through 37 and 40 through 41, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Stryker Corporation:

            We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

            As discussed in Note 1 to the consolidated financial statements, in 2007 Stryker Corporation changed its method of accounting for unresolved tax positions in connection with the required adoption of Financial Interpretation No. 48.  In 2006, Stryker Corporation also changed its methods of accounting for retirement plans in connection with the required adoption of Statement of Financial Accounting Standard No. 158.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stryker Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan
February 13, 2008

CONSOLIDATED BALANCE SHEETS
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)
	December 31
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$ 290.5	$ 416.6
Marketable securities	2,120.3	998.2
Accounts receivable, less allowance of $44.5 ($41.8 in 2006)	1,030.7	867.2
Inventories	796.2	677.6
Deferred income taxes	534.4	417.2
Prepaid expenses and other current assets	132.8	113.3
Current assets of discontinued operations	--	44.2
Total current assets	4,904.9	3,534.3

Property, Plant and Equipment
Land, buildings and improvements	677.1	622.6
Machinery and equipment	1,108.8	952.0
	1,785.9	1,574.6
Less allowance for depreciation	794.3	659.7
	991.6	914.9
Other Assets
Goodwill	527.4	511.0
Other intangibles, less accumulated amortization of $356.2 ($281.7 in 2006)	398.1	403.8
Loaner instrumentation, less accumulated amortization of $708.7 ($564.6 in 2006)	293.1	287.7
Deferred income taxes	171.8	118.6
Other	67.1	44.5
Noncurrent assets of discontinued operations	--	59.0
	1,457.5	1,424.6
	$ 7,354.0	$ 5,873.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 265.5	$ 247.9
Accrued compensation	313.7	272.0
Income taxes	58.7	208.2
Dividend payable	135.6	89.7
Accrued expenses and other liabilities	542.7	496.4
Current maturities of long-term debt	16.8	14.8
Current liabilities of discontinued operations	--	22.5
Total current liabilities	1,333.0	1,351.5

Other Liabilities	642.5	325.7
Other Liabilities of Discontinued Operations	--	5.6

Shareholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares, Outstanding - 411.0 shares (407.9 in 2006)	41.1	40.8
Additional paid-in capital	711.9	569.1
Retained earnings	4,364.7	3,490.5
Accumulated other comprehensive gain	260.8	90.6
Total shareholders' equity	5,378.5	4,191.0
	$ 7,354.0	$ 5,873.8

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Years ended December 31
	2007	2006	2005
Net sales	$6,000.5	$5,147.2	$4,608.9
Cost of sales	1,865.2	1,616.6	1,489.2
Gross profit	4,135.3	3,530.6	3,119.7

Research, development and engineering expenses	375.3	324.6	284.7
Selling, general and administrative expenses	2,391.5	2,047.0	1,839.4
Intangible asset amortization	41.4	42.7	47.6
Intangible asset impairment	19.8	--	--
Purchased in-process research and development	--	52.7	15.9
	2,828.0	2,467.0	2,187.6
Operating income	1,307.3	1,063.6	932.1

Other income (expense)	62.8	30.2	4.9
Earnings from continuing operations before income taxes	1,370.1	1,093.8	937.0
Income taxes	383.4	322.4	304.5
Net earnings from continuing operations	986.7	771.4	632.5

Net earnings from discontinued operations	5.0	6.3	11.1
Net gain on sale of discontinued operations	25.7	--	--
Net earnings	$1,017.4	$777.7	$643.6

Basic net earnings per share of common stock:
Net earnings from continuing operations	$2.41	$1.90	$1.57
Net earnings from discontinued operations	$.01	$.02	$.03
Net gain on sale of discontinued operations	$.06	--	--
Basic net earnings per share of common stock	$2.48	$1.91	$1.59

Diluted net earnings per share of common stock:
Net earnings from continuing operations	$2.37	$1.87	$1.54
Net earnings from discontinued operations	$.01	$.02	$.03
Net gain on sale of discontinued operations	$.06	--	--
Diluted net earnings per share of common stock	$2.44	$1.89	$1.57

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2005	$40.3	$346.1	$2,203.5	$198.3	$2,788.2
Net earnings for 2005	--	--	643.6	--	643.6
Unrealized gains on securities of $1.0,
net of $0.4 income tax expense	--	--	--	0.6	0.6
Unfunded pension losses, net of $1.2
income tax benefit	--	--	--	(0.8)	(0.8)
Foreign currency translation adjustments	--	--	--	(192.9)	(192.9)
Comprehensive earnings for 2005					450.5
Issuance of 2.7 shares of common stock
under stock option and benefit plans,
including $30.4 excess income tax benefit	0.2	56.5	--	--	56.7
Share-based compensation	--	49.4	--	--	49.4
Cash dividend declared of $.11 per share
of common stock	--	--	(44.6)	--	(44.6)
Balances at December 31, 2005	40.5	452.0	2,802.5	5.2	3,300.2
Net earnings for 2006	--	--	777.7	--	777.7
Unrealized losses on securities of $1.3,
net of $0.4 income tax benefit	--	--	--	(0.9)	(0.9)
Unfunded pension gains, net of $1.5
income tax expense	--	--	--	2.6	2.6
Foreign currency translation adjustments	--	--	--	102.6	102.6
Comprehensive earnings for 2006					882.0
Issuance of 2.8 shares of common stock
under stock option and benefit plans,
including $26.1 excess income tax benefit	0.3	60.2	--	--	60.5
Share-based compensation	--	56.9	--	--	56.9
Cash dividend declared of $.22 per share
of common stock	--	--	(89.7)	--	(89.7)
Adjustment to adopt FASB Interpretation
No. 158, net of $3.9 income tax benefit	--	--	--	(18.9)	(18.9)
Balances at December 31, 2006	40.8	569.1	3,490.5	90.6	4,191.0
Net earnings for 2007	--	--	1,017.4	--	1,017.4
Unrealized gains on securities of $1.9,
net of $0.8 income tax expense	--	--	--	1.1	1.1
Unfunded pension gains, net of $5.5
income tax expense	--	--	--	16.4	16.4
Foreign currency translation adjustments	--	--	--	152.7	152.7
Comprehensive earnings for 2007					1,187.6
Issuance of 3.0 shares of common stock
under stock option and benefit plans,
including $43.5 excess income tax benefit	0.3	80.4	--	--	80.7
Share-based compensation	--	62.4	--	--	62.4
Cash dividend declared of $.33 per share
of common stock	--	--	(135.6)	--	(135.6)
Adjustment to adopt FASB Interpretation
No. 48, net of $4.2 income tax benefit	--	--	(7.6)	--	(7.6)
Balances at December 31, 2007	$41.1	$711.9	$4,364.7	$260.8	$5,378.5

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Stryker Corporation and Subsidiaries

(in millions)
	Years ended December 31
	2007	2006	2005
Operating Activities
Net earnings	$1,017.4	$777.7	$643.6
Less: Net earnings from discontinued operations	(5.0)	(6.3)	(11.1)
Less: Net gain on sale of discontinued operations	(25.7)	--	--
Net earnings from continuing operations	986.7	771.4	632.5
Adjustments to reconcile net earnings from continuing
operations to net cash provided by operating activities:
Depreciation	137.1	116.7	100.2
Amortization	229.5	207.4	182.5
Share-based compensation	61.3	56.9	49.4
Income tax benefit from exercise of stock options	53.3	33.2	35.0
Excess income tax benefit from exercise of stock options	(43.5)	(26.1)	(30.4)
Intangible asset impairment	19.8	--	--
Purchased in-process research and development	--	52.7	15.9
Provision for losses on accounts receivable	7.3	3.1	4.9
Deferred income tax expense (credit)	(147.1)	(27.1)	7.9
Other	8.2	5.0	7.3
Changes in operating assets and liabilities,
net of effects of acquisitions:
Accounts receivable	(133.5)	(105.2)	(63.4)
Inventories	(89.9)	(86.8)	(39.7)
Loaner instrumentation	(184.9)	(198.1)	(189.4)
Accounts payable	11.1	39.1	(2.6)
Accrued expenses and other liabilities	20.4	24.7	72.6
Income taxes	83.5	(8.6)	18.0
Other	18.9	(8.3)	11.8
Net cash provided by (used in) discontinued operations	(9.9)	17.3	20.9
Net cash provided by operating activities	1,028.3	867.3	833.4

Investing Activities
Acquisitions, net of cash acquired	(54.8)	(93.9)	(56.7)
Proceeds from sale of discontinued operations, net of cash divested	144.7	--	--
Purchases of marketable securities	(14,851.9)	(9,137.8)	(1,543.4)
Proceeds from sales of marketable securities	13,772.4	8,709.7	968.4
Purchases of property, plant and equipment	(187.7)	(209.4)	(261.8)
Proceeds from sales of property, plant and equipment	0.7	0.3	3.4
Net cash used by discontinued operations	(1.6)	(11.2)	(12.9)
Net cash used in investing activities	(1,178.2)	(742.3)	(903.0)

Financing Activities
Proceeds from borrowings	103.7	113.7	586.3
Payments on borrowings	(102.9)	(340.9)	(364.8)
Dividends paid	(89.7)	(44.6)	(36.2)
Proceeds from exercise of stock options	69.5	48.6	30.4
Excess income tax benefit from exercise of stock options	43.5	26.1	30.4
Other	(10.5)	(6.1)	(13.8)
Net cash provided by (used in) financing activities	13.6	(203.2)	232.3
Effect of exchange rate changes on cash and cash equivalents	10.2	3.6	(20.9)
Increase (decrease) in cash and cash equivalents	(126.1)	(74.6)	141.8
Cash and cash equivalents at beginning of year	416.6	491.2	349.4
Cash and cash equivalents at end of year	$290.5	$416.6	$491.2

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
December 31, 2007

NOTE 1
SIGNIFICANT ACCOUNTING POLICIES

Business: Stryker Corporation (the Company or Stryker) is one of the world's leading medical technology companies with the most broadly based range of products in orthopaedics and a significant presence in other medical specialties.  Stryker works with respected medical professionals to help people lead more active and more satisfying lives.  The Company's products include implants used in joint replacement, trauma, spinal and craniomaxillofacial surgeries; biologics; surgical, neurologic, ear, nose & throat and interventional pain equipment; endoscopic, surgical navigation, communications and digital imaging systems; as well as patient handling and emergency medical equipment.

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

Use of Estimates: The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP), requires Company management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Actual results could differ from those estimates.

Foreign Currency Translation: The functional currencies for substantially all of the Company's international affiliates are their local currencies.  Accordingly, the financial statements of these international affiliates are translated into U.S. dollars using current exchange rates for balance sheets and average exchange rates for statements of earnings and cash flows.  Unrealized translation adjustments are included in accumulated other comprehensive gain (loss) in shareholders' equity.  Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables or payables, are included in net earnings.

Financial Instruments: The Company's financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, accounts payable, debt and foreign currency exchange contracts. The Company's estimates of fair value approximate the carrying amounts for financial instruments as of December 31, 2007 and 2006.

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

Pursuant to the Company's investment policy, all individual marketable security investments must maintain a minimum credit quality of single A (per Standard & Poor's) or A2 (per Moody's Corporation), while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (per Standard & Poor's) or Aa (per Moody's Corporation).

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

There were no amounts of undivided percentage ownership interests in accounts receivable sold by SFC under the facility as of December 31, 2007 and 2006.  Accounts receivable sold would be reflected in the consolidated balance sheet as reductions of accounts receivable in the period sold.  The amount of receivables available to be sold is subject to change monthly, based on the level of defined eligible receivables less defined customary reductions for servicing, dilution and loss reserves.

Inventories: Inventories are stated at the lower of cost or market.  Cost for approximately 84% of inventories is determined using the first-in, first-out (FIFO) cost method.  Cost for certain domestic inventories is determined using the last-in, first-out (LIFO) cost method.  The FIFO cost for all inventories approximates replacement cost.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets.  Other intangible assets include developed technology, which is amortized on a straight-line basis over 20 years, customer relationships (which reflect expected continued customer patronage), trademarks and patents, which are amortized on a straight-line basis over 4 to 40 years (weighted-average life of 15 years for other intangible assets).

Goodwill and Long-Lived Assets Impairment Tests:  Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, requires companies to test goodwill for possible impairment on an annual basis.  The Company performs the annual impairment test in the fourth quarter of each year using a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and the Company's future profitability.  The Company also performs impairment tests of goodwill and other intangible and long-lived assets during interim periods upon the occurrence of certain events or changes in circumstance, as defined in FASB Statements No. 142 and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Loaner Instrumentation: Loaner instrumentation represents the net book value of loaner instruments for surgical implants provided to customers by the Company.  Loaner instrumentation is amortized on a straight-line basis over a 3-year period.  Amortization expense for loaner instrumentation is included in selling, general and administrative expenses.

Stock Options:  At December 31, 2007, the Company had key employee and director stock option plans, which are described more fully in Note 8.  The Company measures the cost of employee stock options based on the grant-date fair value and recognizes that cost over the period during which a recipient is required to provide services in exchange for the options, typically the vesting period. The weighted-average fair value per share of options granted during 2007, 2006 and 2005, estimated on the date of grant using the Black-Scholes option pricing model, was $21.90, $17.16 and $17.45, respectively.  The fair value of options granted was estimated using the following weighted-average assumptions:

	2007	2006	2005
Risk-free interest rate	4.8%	4.6%	2.9%
Expected dividend yield	0.5%	0.2%	0.2%
Expected stock price volatility	24.2%	24.8%	30.7%
Expected option life	6.7 years	7.0 years	6.5 years

            The risk-free interest rate for periods within the expected life of options granted is based on the U.S. Treasury yield curve in effect at the time of grant.  Expected stock price volatility is based on historical volatility of the Company's stock.  The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data.  The Company recognizes the cost of stock options using the straight-line method over their vesting periods.

Income Taxes: The Company accounts for income taxes using the liability method.  Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted income tax rates in effect for the years in which the differences are expected to reverse.  Deferred income tax expense (credit) represents the change in net deferred income tax assets and liabilities during the year.

The Company operates in multiple income tax jurisdictions both inside and outside the United States, and income tax authorities in these jurisdictions regularly perform audits of the Company's income tax filings.  Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations.  Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and product royalty arrangements, may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates.

            The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  This Interpretation clarified the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the Company's Consolidated Financial Statements.  The Interpretation also provided guidance for the measurement and classification of income tax positions, interest expense and penalties, and requires additional disclosure on an annual basis.  Upon adoption, the Company recognized an increase in the interest expense accrual associated with unresolved income tax positions, which was accounted for by reducing the January 1, 2007 balance of retained earnings by $7.6 million (net of income taxes).  Subsequent to the adoption, interest expense and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).  In addition, upon adoption of the interpretation, the Company reclassified $179.2 million from the current income taxes liability to noncurrent liabilities to match the anticipated timing of future income tax payments.

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

Legal and Other Contingencies:  The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters which are more fully described in Note 14.  The potential future outcomes of these matters are outside of management's complete control and will generally not be known for prolonged periods of time.  In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements.  In legal matters for which management has sufficient information to reasonably estimate the Company's future obligations, a liability representing management's best estimate of the probable cost for the resolution of these legal matters is recorded.  The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.  The Company does not anticipate material losses as a result of these proceedings beyond amounts already provided in the accompanying Consolidated Financial Statements.

Accumulated Other Comprehensive Gain (Loss): The components of accumulated other comprehensive gain (loss) are as follows (in millions):

		Unfunded	Foreign	Accumulated
	Unrealized	Pension	Currency	Other
	Gains (Losses)	Gains	Translation	Comprehensive
	on Securities	(Losses)	Adjustments	Gain (Loss)
Balances at January 1, 2006	$ (0.1)	$ (11.7)	$ 17.0	$ 5.2
Other comprehensive gain (loss) for 2006	(0.9)	2.6	102.6	104.3
Adjustments to adopt FASB Statement
No. 158, net of income tax benefit	--	(18.9)	--	(18.9)
Balances at December 31, 2006	(1.0)	(28.0)	119.6	90.6
Other comprehensive gain (loss) for 2007	1.1	16.4	152.7	170.2
Balances at December 31, 2007	$ 0.1	$ (11.6)	$ 272.3	$ 260.8

Recently Issued Accounting Standards:  In 2006 the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.  The Company is subject to the provisions of this Statement beginning January 1, 2008. The Company has not yet determined the impact, if any, the adoption of the Statement will have on the financial position of the Company but does not anticipate a material impact.  However, the Company believes it will likely be required to provide additional disclosures as part of future financial statements, beginning with the first quarter of 2008.

In 2007 the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement allows companies the option to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company will adopt the Statement effective January 1, 2008, as required, and anticipates it will not apply the fair value option to any of its financial instruments.

            In 2007 the FASB issued Statement No. 141(R), Business Combinations - a replacement of FASB Statement No. 141.  This Statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company's financial statements including the identifiable assets acquired and the liabilities assumed.  The Statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement is effective prospectively, except for certain retrospective adjustments to deferred income tax balances, for the Company beginning on January 1, 2009.  The Company has not yet determined the impact, if any, the adoption of this Statement will have on the financial position of the Company.

Reclassifications:  Certain prior year amounts have been reclassified to conform with the presentation used in 2007.  The Company has reclassified its Consolidated Financial Statements to reflect discontinued operations.

NOTE 2
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The following is a summary of the Company's investments (in millions):

		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
At December 31, 2007:
Available-for-sale securities:
Corporate and asset-backed debt securities	$ 1,103.9	$ --	$ 1,103.9
Foreign government debt securities	431.8	(0.9)	430.9
U.S. agency debt securities	182.6	0.5	183.1
Municipal debt securities	164.2	0.1	164.3
Certificates of deposit	110.4	0.2	110.6
U.S. Treasury debt securities	96.9	0.6	97.5
Other	30.0	--	30.0
Total available-for-sale securities	2,119.8	0.5	2,120.3

Trading securities:
Mutual funds	36.7	--	36.7
Total investments	$ 2,156.5	$ 0.5	$ 2,157.0

Reported as:
Current assets -- Marketable securities	$ 2,120.3
Noncurrent assets -- Other	36.7
$ 2,157.0

At December 31, 2006:
Available-for-sale securities:
Corporate and asset-backed debt securities	$ 515.3	$ (0.6)	$ 514.7
U.S. Treasury debt securities	245.0	(0.7)	244.3
Certificates of deposit	131.9	(0.1)	131.8
U.S. agency debt securities	61.5	--	61.5
Municipal debt securities	22.0	--	22.0
Other	23.9	--	23.9
Total available-for-sale securities	999.6	(1.4)	998.2

Trading securities:
Mutual funds	29.7	--	29.7
Total investments	$ 1,029.3	$ (1.4)	$ 1,027.9

Reported as:
Current assets -- Marketable securities			$ 998.2
Noncurrent assets -- Other			29.7
			$ 1,027.9

The net carrying value and estimated fair value of available-for-sale securities at December 31, 2007, by contractual maturity, are as follows (in millions):

		Estimated
	Cost	Fair Value
At December 31, 2007:
Due in one year or less	$ 716.9	$ 716.1
Due after one year through three years	1,218.4	1,220.0
Due after three years	184.5	184.2
	$ 2,119.8	$ 2,120.3

As of December 31, 2007, approximately 9% of the Company's investments in available-for-sale securities were held in triple A rated (per Standard & Poor's) asset-backed debt securities, of which the majority related to investments in automobile loans.  At December 31, 2007, less than 1% of the Company's investments in marketable securities were exposed to a risk of loss related to the declining value of the subprime-mortgage securities market.

Interest and marketable securities income, which is included in other income (expense), totaled $85.5 million in 2007, $41.4 million in 2006 and $13.3 million in 2005.

            The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates.  These nonfunctional currency exposures relate principally to intercompany receivables and payables arising from intercompany transactions, including purchases of manufactured products.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies.  All forward currency exchange contracts are marked to market each period, with resulting gains and losses included in other income (expense) in the consolidated statements of earnings to offset recognized gains and losses on the exposed transactions.  The net realized gains and losses, as a result of these transactions, were not material to the Company's results of operations in 2007, 2006 or 2005.

            At December 31, 2007, the Company had outstanding forward currency exchange contracts to purchase $427.9 million and sell $257.7 million of various currencies (principally U.S. dollars and euros) with maturities ranging principally from 4 to 101 days.  At December 31, 2006, the Company had outstanding forward currency exchange contracts to purchase $387.9 million and sell $227.0 million of various currencies (principally U.S. dollars and euros) with maturities ranging principally from 7 to 180 days.  The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points and is recorded as a component of accrued expenses and other liabilities in the consolidated balance sheets.  At December 31, 2007, the Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of the counterparties.

NOTE 3
INVENTORIES

            Inventories are summarized as follows (in millions):

	December 31
	2007	2006
Finished goods	$ 614.0	$ 506.2
Work-in-process	75.9	76.0
Raw material	110.0	98.8
FIFO cost	799.9	681.0
Less LIFO reserve	(3.7)	(3.4)
	$ 796.2	$ 677.6

NOTE 4

ACQUISITIONS

            In 2006 the Company acquired all of the outstanding stock of Sightline Technologies Ltd. (Sightline), a private, development-stage company, for an upfront payment of $50.0 million in cash plus certain transaction costs and the assumption of certain liabilities.  The acquisition of Sightline, a developer of flexible endoscopes, is expected to enhance the Company's presence in the gastrointestinal and other markets within its MedSurg Equipment segment.  Sightline's operating results are included in the Company's Consolidated Financial Statements from the date of the acquisition and did not materially impact the Company's operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the Sightline acquisition.

            The purchase price was allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.  The amount of the purchase price allocated to purchased in-process research and development resulted in a charge of $52.7 million, or $.13 per diluted share, against the Company's 2006 operating results.  At the date of the acquisition, the flexible endoscope technologies acquired had not yet reached technological feasibility.  The amount written off as purchased in-process research and development was not deductible for income tax purposes in the United States.

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

            In 2005 the Company acquired, by merger, all of the outstanding stock of PlasmaSol Corp. (PlasmaSol), a private, development-stage company.  PlasmaSol is a developer of a technology that should allow Stryker to provide sterilization equipment for use with certain of its MedSurg Equipment products.  The cost of the transaction totaled $17.5 million including an upfront cash payment plus the assumption of certain liabilities.  PlasmaSol's operating results are included in the Company's Consolidated Financial Statements from the date of the acquisition and did not materially impact the Company's operating results. Pro forma consolidated results of operations would not differ significantly as a result of the PlasmaSol acquisition.

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

            The Company believes that the technologies acquired in both the Sightline and PlasmaSol acquisitions will result in the introduction of new products and additional future sales.  However, unanticipated issues may arise that could delay or terminate a product's development prior to regulatory approval or commercialization, which could have an unfavorable impact on the Company's operating results.  As of December 31, 2007, the Company must refine certain product specifications highlighted during customer preference trials and validate manufacturing processes in order to achieve its plan for initial commercialization of the flexible endoscope technologies in 2008.  As of December 31, 2007, the Company had not encountered significant issues and expects completion of the development and initial commercialization of the sterilization technology in 2010.

In 2005 the Company acquired, by merger, all of the outstanding stock of eTrauma.com Corp. (eTrauma) for $50.0 million in cash plus certain transaction costs.  The acquisition expanded the Company's digital imaging equipment product offerings within its MedSurg Equipment segment by adding eTrauma's proprietary Picture Archive and Communications Systems image management and viewing software.  The acquisition of eTrauma was accounted for using the purchase method of accounting.  eTrauma's operating results are included in the Company's Consolidated Financial Statements from the date of the acquisition and did not materially impact the Company's operating results.  Pro forma consolidated results of operations would not differ significantly as a result of the eTrauma acquisition.

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

NOTE 5

DISCONTINUED OPERATIONS

            In 2007 the Company sold its outpatient physical therapy business, Physiotherapy Associates, to Water Street Healthcare Partners, for $150.0 million in cash less certain indebtedness . The sale of Physiotherapy allows the Company to focus its efforts on the medical technology market.  The sale of Physiotherapy resulted in a gain of $25.7 million (net of $15.0 million income tax expense), or $.06 per diluted share.  Net sales from discontinued operations for the years ended December 31, 2007, 2006 and 2005 were $107.4 million, $258.4 million and $262.6 million, respectively.  Net earnings from discontinued operations for the years ended December 31, 2007, 2006 and 2005 were $5.0 million, $6.3 million and $11.1 million, respectively.

            Under the terms of the sale agreement, the Company retained responsibility for certain cash damages to be paid in connection with the investigation of Physiotherapy Associates' billing and coding practices by the U.S. Department of Justice announced in 2003.  The Company's liability for such damages was fixed under the sale agreement, with interest expense to be accrued through the date of payment, which occurred in 2007.  Liabilities previously recorded by the Company were sufficient to cover these obligations.

            The assets and liabilities classified as discontinued operations as of December 31, 2006 are as follows (in millions):

Accounts receivable, less allowance of $8.3	$ 39.8
Prepaid expenses and other current assets	4.4
Current assets of discontinued operations	$ 44.2

Property, plant and equipment, less allowance for depreciation of $39.6	$ 36.8
Goodwill	20.3
Other intangibles, less accumulated amortization of $4.3	1.9
Noncurrent assets of discontinued operations	$ 59.0

Accounts payable	$4.3
Accrued compensation	13.9
Accrued expenses and other liabilities	4.3
Current liabilities of discontinued operations	$ 22.5

Noncurrent liabilities - other liabilities of discontinued operations	$ 5.6

NOTE 6

GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2007 and 2006 are as follows (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Total
Balances as of January 1, 2006	$ 444.2	$ 50.1	$ 494.3
Foreign currency translation effects	18.0	0.2	18.2
Other	--	(1.5)	(1.5)
Balances as of December 31, 2006	462.2	48.8	511.0
Goodwill acquired	--	0.4	0.4
Foreign currency translation effects	15.2	0.8	16.0
Balances as of December 31, 2007	$ 477.4	$ 50.0	$ 527.4

In the fourth quarters of 2007 and 2006, the Company completed the required annual impairment tests of goodwill as prescribed by FASB Statement No. 142, Goodwill and Other Intangible Assets, and determined, in all instances, that recorded goodwill was not impaired and that no goodwill write down was necessary.

            The following is a summary of the Company's other intangible assets (in millions):

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
At December 31, 2007:
Amortized intangible assets:
Developed technology	$ 274.3	$ 125.7	$ 148.6
Customer relationships	184.1	48.8	135.3
Patents	215.0	127.4	87.6
Trademarks	38.3	22.4	15.9
Other	42.6	31.9	10.7
	$ 754.3	$ 356.2	$ 398.1

At December 31, 2006:
Amortized intangible assets:
Developed technology	$ 260.7	$ 105.0	$ 155.7
Customer relationships	172.4	40.2	132.2
Patents	181.7	93.1	88.6
Trademarks	37.0	20.5	16.5
Other	33.7	22.9	10.8
	$ 685.5	$ 281.7	$ 403.8

            The estimated amortization expense for each of the five succeeding years is as follows (in millions):

2008	$37.0
2009	$34.1
2010	$31.2
2011	$30.3
2012	$27.6

            In 2007 the Company recorded a $19.8 million charge ($12.7 million net of income taxes) to write off patents associated with intervertebral body fusion cage products.  The impairment followed a FDA decision to downgrade certain intervertebral body fusion products to class II devices, along with a weak market for sales of these specific products.  As a result, the Company performed a discounted cash flow analysis over the remaining life of the patented technologies and determined the charge to recognize an intangible asset impairment was required.

NOTE 7
DEBT

The Company had current debt outstanding under various debt instruments totaling $16.8 million and $14.8 million at December 31, 2007 and 2006, respectively.

            The Company also has a $1,000.0 million Unsecured Credit Facility.  The facility, which expires in November 2010, includes a senior 5-year nonamortizing, revolving credit agreement with a maximum amount of $1,000.0 million.  The Company may increase the credit facility maximum limit in $100.0 million increments up to an additional $500.0 million upon acceptance by the existing lender group or additional lenders.  No amounts were outstanding under the Unsecured Credit Facility as of December 31, 2007 and 2006.

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

            During 2007 the weighted-average interest rate, excluding required fees, for all borrowings made under the credit facility was 5.3%.  The Unsecured Credit Facility requires the Company to comply with certain financial and other covenants.  The Company was in compliance with all covenants at December 31, 2007.  In addition to the Unsecured Credit Facility, the Company has lines of credit, issued by various financial institutions, available to fund the Company's day-to-day operating needs.  At December 31, 2007, the Company had $1,047.3 million of additional borrowing capacity available under all of its existing credit facilities.

            The carrying amounts of the Company's long-term debt approximate their fair values, based on the quoted interest rates for similar types and amounts of borrowing agreements.

            Interest paid on debt, including required fees, was $6.5 million in 2007, $6.3 million in 2006 and $8.1 million in 2005; and approximates amounts reflected in interest expense, which is included in other income (expense).

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

The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant.  The options are granted for periods of up to 10 years and become exercisable in varying installments.  A summary of stock option activity follows:

			Weighted-Average
			Remaining	Aggregate
	Shares	Weighted-Average	Contractual Term	Intrinsic Value
	(in millions)	Exercise Price	(in years)	(in millions)
Options outstanding at January 1, 2007	25.4	$ 33.35
Granted	3.5	62.67
Exercised	(3.6)	20.91
Cancelled	(0.5)	48.61
Options outstanding at December 31, 2007	24.8	$ 38.98	5.9	$887.5

Exercisable at December 31, 2007	14.4	$ 29.85	4.5	$645.9

Options expected to vest	10.0	$ 51.26	7.9	$235.4

The aggregate intrinsic value, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, of options exercised during the years ended December 31, 2007, 2006 and 2005 was $160.1 million, $100.0 million and $100.5 million, respectively. Shares reserved for future compensation grants of Stryker common stock were 22.9 million at December 31, 2007 and 25.9 million at December 31, 2006.  Exercise prices for options outstanding as of December 31, 2007 ranged from $8.42 to $64.94.  At December 31, 2007, there was $145.8 million of unrecognized compensation cost related to nonvested stock options granted under the stock option plans; that cost is expected to be recognized over the following 7.2 years (weighted-average period of 1.8 years).

            In February 2008 the Company's Board of Directors authorized the Company to purchase up to $750 million of its common stock. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise. The manner, timing and amount of any purchases will be determined by the Company's management based on evaluation of market conditions, stock price and other factors and will be subject to regulatory conditions.

NOTE 9
NET EARNINGS PER SHARE

            The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	2007	2006	2005
Net earnings	$ 1,017.4	$ 777.7	$ 643.6

Weighted-average shares outstanding for basic
net earnings per share	409.7	406.5	403.7
Effect of dilutive employee stock options	7.5	5.3	7.1
Adjusted weighted-average shares outstanding
for diluted net earnings per share	417.2	411.8	410.8

Net earnings per share of common stock:
Basic	$ 2.48	$ 1.91	$ 1.59
Diluted	$ 2.44	$ 1.89	$ 1.57

            Options to purchase an average of 0.9 million, 4.5 million and 2.5 million shares of common stock during the years ended December 31, 2007, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.

NOTE 10
RETIREMENT PLANS

            Certain of the Company's subsidiaries have both funded and unfunded defined benefit pension plans covering some or all of their employees.  Substantially all of the defined benefit pension plans have projected benefit obligations in excess of plan assets and use a December 31 measurement date for the determination of plan obligations and funded status of the plans.  A summary of the Company's defined benefit pension plans is as follows (in millions):

	December 31
	2007	2006
Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$ 220.9	$ 189.8
Service cost	16.8	15.3
Interest cost	9.4	8.1
Foreign exchange impact	14.1	15.2
Employee contributions	2.8	2.6
Actuarial gains	(23.2)	(1.5)
Benefits paid	(10.1)	(8.6)
Projected benefit obligations at end of year	230.7	220.9
Change in plan assets:
Fair value of plan assets at beginning of year	148.7	122.2
Actual return	7.9	12.0
Employer contributions	13.4	11.1
Employee contributions	2.8	2.6
Foreign exchange impact	9.0	8.9
Benefits paid	(9.4)	(8.1)
Fair value of plan assets at end of year	172.4	148.7
Funded status at end of year	$ (58.3)	$ (72.2)

Weighted-average assumptions used in the determination of net periodic benefit cost as of December 31:
Discount rate	4.4%	4.1%
Expected return on plan assets	5.8%	5.8%
Rate of compensation increase	2.9%	2.9%

The discount rate used in the determination of the projected benefit obligation was 4.8% and 4.3% as of December 31, 2007 and 2006, respectively.

            The components of the amounts recognized in the consolidated balance sheets are as follows (in millions):

	December 31
	2007	2006
Noncurrent assets - Other	$ 5.2	$ --
Current liabilities - Accrued compensation	(0.9)	(0.8)
Noncurrent liabilities - Other liabilities	(62.6)	(71.4)
	$ (58.3)	$ (72.2)

            The components of the amounts recognized in accumulated other comprehensive gain (loss), before the effect of income taxes, are as follows (in millions):

	December 31
	2007	2006
Unrecognized net actuarial loss	$ (12.8)	$ (34.6)
Unrecognized prior service cost	(0.9)	(0.9)
Unrecognized transition amount	(0.2)	(0.3)
	$ (13.9)	$ (35.8)

The accumulated benefit obligation for all of the defined benefit pension plans was $206.1 million and $196.8 million as of December 31, 2007 and 2006, respectively.  Pension plans with an accumulated benefit obligation in excess of plan assets had projected benefit obligations, accumulated benefit obligations and fair value of plan assets of $192.1 million, $175.2 million and $137.3 million, respectively, as of December 31, 2007 and $184.7 million, $168.0 million and $118.7 million, respectively, as of December 31, 2006.

            The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive gain (loss) before the effect of income taxes are as follows (in millions):

	2007	2006	2005
Net periodic benefit cost:
Service cost	$ (17.2)	$ (15.7)	$ (12.7)
Interest cost	(9.4)	(8.0)	(7.2)
Expected return on plan assets	8.9	7.7	6.5
Amortization of prior service cost
and transition amount	(0.2)	(0.2)	(0.2)
Recognized actuarial loss	(1.0)	(1.4)	(0.9)
Net periodic benefit cost	(18.9)	(17.6)	(14.5)

Other changes in plan assets and benefit
obligations recognized in other
comprehensive gain (loss):
Net actuarial gain (loss)	20.8	2.7	(2.9)
Recognized net actuarial loss	1.0	1.4	0.9
Transition amount	0.1	--	--
Total recognized in other
comprehensive gain (loss)	21.9	4.1	(2.0)
Total recognized in net periodic benefit cost and
other comprehensive gain (loss)	$ 3.0	$ (13.5)	$ (16.5)

            The estimated net actuarial loss for the defined benefit pension plans to be recognized from accumulated other comprehensive gain (loss) into net periodic benefit cost in the year ended December 31, 2008, is $0.3 million.  The Company estimates that an immaterial amount of amortization of prior service cost and transition amount for the defined benefit pension plans will be recognized from accumulated other comprehensive gain (loss) into net periodic benefit cost in the year ended December 31, 2008.

            The Company has assumed an average long-term expected return on defined benefit plan assets of 5.8% as of December 31, 2007.  The expected return is determined by applying the target allocation in each asset category of plan investments to the anticipated return for each asset category based on historical and projected returns.

The weighted-average allocation of plan assets by asset category is as follows:

	December 31
	2007	2006
Equity securities	58%	60%
Debt securities	34	32
Other	8	8
	100%	100%

The investment strategy for the Company's defined benefit pension plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.  Reflected below are target investment allocation ranges for the plans at December 31, 2007:

	Low	High
Equity securities	49%	64%
Debt securities	29	45
Other	2	8

The Company anticipates contributing approximately $12.5 million to its defined benefit pension plans in 2008.

The following estimated future benefit payments, which reflect expected future service as appropriate, are expected to be paid in the years indicated (in millions):

	2008	2009	2010	2011	2012	2013-2017
Expected benefit
payments	$ 8.2	$ 8.8	$ 8.8	$ 8.7	$ 9.6	$ 56.9

            Retirement plan expense under the Company's defined contribution retirement plans totaled $82.3 million in 2007, $67.3 million in 2006 and $59.7 million in 2005.  A portion of the Company's retirement plan expenses was funded with Stryker common stock totaling $8.4 million in 2007, $7.0 million in 2006 and $6.3 million in 2005.  The use of Stryker common stock represents a noncash operating activity that is not reflected in the consolidated statements of cash flows.  The amount of Stryker common stock held by the Company's defined contribution retirement plans totaled $108.2 million (approximately 1.4 million shares) and $86.2 million (approximately 1.6 million shares) as of December 31, 2007 and 2006, respectively.  The value of Stryker common stock as a percentage of total defined contribution retirement plan assets was 15% and 13% as of December 31, 2007 and 2006, respectively.

NOTE 11
INCOME TAXES

            In 2005 the Company's Board of Directors approved a plan to repatriate $722 million of foreign earnings under the provisions of the American Jobs Creation Act (the Act), which was enacted by the United States to provide a temporary incentive for U.S. companies to repatriate accumulated income earned in foreign jurisdictions.  The repatriation plan was completed in 2005 and the Company recorded a charge of $27.4 million, or $.07 per diluted share, to recognize the income tax expense and related liability in the United States associated with the repatriation.  The repatriated funds were invested pursuant to an approved Domestic Reinvestment Plan that conformed to the Act.

At December 31, 2007, income tax authorities in several income tax jurisdictions both inside and outside the United States were conducting routine audits of the Company's income tax returns filed in prior years.  These audits are generally designed to determine if individual income tax authorities are in agreement with the Company's interpretations of complex income tax regulations regarding the allocation of income to the various income tax jurisdictions.   With few exceptions, the Company is no longer subject to audits by income tax authorities for tax years prior to 2001. Income tax years subsequent to 2000 are open to examination in many of the income tax jurisdictions in which the Company operates.

Earnings from continuing operations before income taxes consist of the following (in millions):

	2007	2006	2005
U.S. operations	$ 666.8	$ 537.5	$ 352.3
Foreign operations	703.3	556.3	584.7
	$ 1,370.1	$ 1,093.8	$ 937.0

The components of the provision for income taxes follow (in millions):

	2007	2006	2005
Current income tax expense:
Federal	$ 290.9	$ 231.9	$ 166.9
State	49.5	29.6	26.9
Foreign	190.1	88.0	102.8
	530.5	349.5	296.6
Deferred income tax expense (credit)	(147.1)	(27.1)	7.9
	$ 383.4	$ 322.4	$304.5

            A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate from continuing operations follows:

	2007	2006	2005
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State income taxes, less effect of federal deduction	2.4	2.1	2.4
Income tax benefit relating to operations in Ireland
and Puerto Rico	(9.4)	(9.1)	(9.8)
Nondeductible purchased in-process research and development	--	1.7	0.6
Nondeductible permanent differences	0.6	1.3	1.9
U.S. income taxes on repatriation of foreign earnings	--	--	2.9
Foreign income taxes at rates different from the U.S.
statutory income tax rate	(0.1)	(0.3)	0.6
Other	(0.5)	(1.2)	(1.1)
	28.0%	29.5%	32.5%

            Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Valuation allowances are recorded to reduce deferred income tax assets when it is more likely than not that an income tax benefit will not be realized.  The income tax effect of significant temporary differences, which comprise the Company's deferred income tax assets and liabilities, is as follows (in millions):

	December 31
	2007	2006
Deferred income tax assets:
Inventories	$ 365.1	$ 278.6
Other accrued expenses	121.8	110.7
Depreciation and amortization	21.7	24.5
State income taxes	25.4	15.0
Share-based compensation	70.5	60.1
Net operating loss carryforwards	35.4	23.3
Other	86.9	38.0
Total deferred income tax assets	726.8	550.2
Less valuation allowances	(20.6)	(14.4)
Total deferred income tax assets after valuation allowances	706.2	535.8
Deferred income tax liabilities:
Depreciation and amortization	(152.1)	(139.7)
Other	(29.5)	(26.6)
Total deferred income tax liabilities	(181.6)	(166.3)
Total net deferred income tax assets	$ 524.6	$ 369.5

Reported as:
Current assets -- Deferred income taxes	$ 534.4	$ 417.2
Noncurrent assets -- Deferred income taxes	171.8	118.6
Current liabilities -- Accrued expenses and
other liabilities	(36.4)	(38.1)
Noncurrent liabilities -- Other liabilities	(145.2)	(128.2)
	$ 524.6	$ 369.5

            Net operating loss carryforwards totaling approximately $61.6 million at December 31, 2007 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries.

            No provision has been made for U. S. federal and state income taxes or foreign income taxes that may result from future remittances of the undistributed earnings ($2,515.9 million at December 31, 2007) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely.  Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

            Total income taxes paid, net of refunds received, were $411.6 million in 2007, $325.6 million in 2006 and $247.8 million in 2005.

            The changes in the amounts recorded for unresolved income tax positions for the year ended December 31, 2007 are as follows (in millions):

Balance at January 1, 2007	$ 185.1
Increases related to current year income tax positions	55.4
Increases related to prior year income tax positions	41.9
Decreases related to prior year income tax positions:
Settlements and resolutions of income tax audits	(7.7)
Statute of limitations expirations	(2.4)
Other	(38.5)
Balance at December 31, 2007	$ 233.8

Reported as:
Current liabilities - Income taxes	$ 3.8
Noncurrent liabilities - Other	230.0
$ 233.8

The Company's income tax expense could be reduced by $204.9 million and $168.8 million at December 31, 2007 and January 1, 2007, respectively, upon favorable resolution of these unresolved income tax positions.  Interest expense and penalties included in other income (expense) was $13.1 million for the year ended December 31, 2007.  Accrued interest and penalties included in accrued expenses and other liabilities was $34.8 million at December 31, 2007.

The Company does not expect significant increases or decreases in the amount of unrecognized income tax benefits during the next twelve months.

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

            The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company measures the financial results of its reportable segments using an internal performance measure that excludes the intangible asset impairment charge recorded in 2007, the purchased in-process research and development charges recorded in 2006 and 2005, the additional income taxes on the repatriation of foreign earnings recorded in 2005 as well as the effect of share-based compensation, which includes compensation related to both employee and director stock option plans. Identifiable assets are those assets used exclusively in the operations of each business segment or allocated when used jointly.  Corporate assets are principally cash and cash equivalents; marketable securities; property, plant and equipment; and, in 2006 and 2005, assets of discontinued operations.

            Sales and other financial information by business segment follows (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Year ended December 31, 2007:
Net sales	$ 3,570.7	$ 2,429.8	$ --	$ 6,000.5
Interest and marketable securities income	--	--	85.5	85.5
Interest expense	--	--	22.2	22.2
Depreciation and amortization expense	302.7	58.2	5.7	366.6
Income taxes (credit)	277.6	137.3	(2.9)	412.0
Segment net earnings (loss)	653.8	396.2	(10.8)	1,039.2
Less intangible asset impairment, net of income tax benefit				12.7
Less share-based compensation, net of income tax benefit				39.8
Net earnings from continuing operations				986.7
Total assets	3,597.2	1,211.0	2,545.8	7,354.0
Capital expenditures	126.7	52.2	8.8	187.7

Year ended December 31, 2006:
Net sales	3,110.1	2,037.1	--	5,147.2
Interest and marketable securities income	--	--	41.4	41.4
Interest expense	--	--	9.5	9.5
Depreciation and amortization expense	267.9	53.0	3.2	324.1
Income taxes (credit)	238.6	109.6	(5.3)	342.9
Segment net earnings (loss)	564.1	317.1	(20.1)	861.1
Less purchased in-process research and development				52.7
Less share-based compensation, net of income tax benefit				37.0
Net earnings from continuing operations				771.4
Total assets	3,414.2	1,064.5	1,395.1	5,873.8
Capital expenditures	134.9	53.3	21.2	209.4

Year ended December 31, 2005:
Net sales	2,849.5	1,759.4	--	4,608.9
Interest and marketable securities income	--	--	13.3	13.3
Interest expense	--	--	7.7	7.7
Depreciation and amortization expense	230.0	49.6	3.1	282.7
Income taxes (credit)	206.7	101.3	(13.6)	294.4
Segment net earnings (loss)	464.8	272.6	(29.5)	707.9
Less purchased in-process research and development				15.9
Less share-based compensation, net of income tax benefit				32.1
Less income taxes on repatriation of foreign earnings				27.4
Net earnings from continuing operations				632.5
Total assets	2,864.7	802.4	1,325.4	4,992.5
Capital expenditures	183.5	69.9	8.4	261.8

            The Company's principal area of operation outside of the United States is Europe.  The Company also has operations in multiple foreign countries including Japan, the Pacific region, Canada and the Latin America region.  Geographic information follows (in millions):

	Net	Long-Lived
	Sales	Assets
Year ended December 31, 2007:
United States	$ 3,850.3	$ 1,282.6
Europe	1,193.3	779.4
Other foreign countries	956.9	215.3
	$ 6,000.5	$ 2,277.3

Year ended December 31, 2006:
United States	$ 3,298.4	$ 1,321.1
Europe	972.4	701.8
Other foreign countries	876.4	198.0
	$ 5,147.2	$ 2,220.9

Year ended December 31, 2005:
United States	$ 2,903.0	$ 1,220.0
Europe	891.1	627.7
Other foreign countries	814.8	183.6
	$ 4,608.9	$ 2,031.3

NOTE 13
LEASES

The Company leases various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases.  Future minimum lease commitments under these leases are as follows (in millions):

2008	$ 42.0
2009	34.3
2010	22.2
2011	10.3
2012	6.7
Thereafter	11.7
$ 127.2

            Rent expense totaled $65.9 million in 2007, $56.0 million in 2006 and $49.3 million in 2005.

NOTE 14
CONTINGENCIES

            In 2007 the Company announced that it reached a resolution with the U.S. Attorney's office for the District of New Jersey in connection with a previously announced investigation relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  The resolution is in the form of a non-prosecution agreement for an 18-month period.  During the term of the agreement the Company's Orthopaedics subsidiary is subject to oversight by a federal monitor, as appointed by the U.S. Attorney, regarding compliance with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons.

            In 2007 the Company disclosed that the U.S. Securities and Exchange Commission has made an informal inquiry of the Company regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, the Company received a subpoena from the U.S. Department of Justice, Criminal Division, requesting certain documents for the period January 1, 2000 through the present in connection with the U.S. Securities and Exchange Commission inquiry.  In 2006 the Company announced that it received a subpoena from the U.S. Department of Justice, Antitrust Division, requesting documents for the period January 2001 through the present regarding possible violations of federal criminal law, including possible violation of the antitrust laws, relating to the manufacture and sale of orthopaedic implant devices.  Stryker is fully cooperating with the U.S. Department of Justice and the U.S. Securities and Exchange Commission regarding these matters.

            In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey.  The Company takes these matters very seriously and has been fully cooperating with the FDA to address their observations.

            Pursuant to certain of the Company's credit and lease agreements, the Company has provided financial guarantees to third parties in the form of indemnification provisions.  These provisions indemnify the third parties for costs, including but not limited to adverse judgments in lawsuits and the imposition of additional income taxes due to either a change in the tax law or an adverse interpretation of the tax law.  The terms of the guarantees are equal to the terms of the related credit or lease agreements.  The Company is not able to calculate the maximum potential amount of future payments it could be required to make under these guarantees, as any potential payment is dependent on the occurrence of future unknown events (e.g., changes in U.S. or foreign tax laws).

SUMMARY OF QUARTERLY DATA (UNAUDITED)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	2007 Quarter Ended				2006 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Net sales	$ 1,425.5	$ 1,463.7	$ 1,453.2	$ 1,658.1	$ 1,253.9	$ 1,261.8	$ 1,231.1	$ 1,400.4

Gross profit	986.1	1,019.4	996.2	1,133.6	860.5	867.9	846.3	955.9

Earnings from continuing
operations before
income taxes	336.4	331.8	317.9	384.0	224.2	293.8	260.2	315.6

Net earnings from
continuing operations	241.8	240.1	228.7	276.1	145.6	212.1	187.0	226.7

Net earnings and gain on
sale of discontinued
operations	1.7	29.0	--	--	1.9	1.8	1.4	1.2

Net earnings	243.5	269.1	228.7	276.1	147.5	213.9	188.4	227.9

Net earnings from continuing operations
per share of common stock:
Basic	.59	.59	.56	.67	.36	.52	.46	.56
Diluted	.58	.58	.55	.66	.35	.52	.45	.55

Net earnings per share
of common stock:
Basic	.60	.66	.56	.67	.36	.53	.46	.56
Diluted	.59	.65	.55	.66	.36	.52	.46	.55

Market price of
common stock:
High	67.14	70.26	70.49	76.89	50.90	47.75	51.00	55.92
Low	54.89	62.50	62.15	67.61	43.77	40.77	42.06	48.83

The price quotations reported above were supplied by the New York Stock Exchange.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (the "Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

          Changes in Internal Control Over Financial Reporting - There was no change to the Company's internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Stryker Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework.  Based on that assessment, management believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective.

Stryker Corporation's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting.  This report appears on the following page.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Stryker Corporation:

We have audited Stryker Corporation and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stryker Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

            In our opinion, Stryker Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of Stryker Corporation, and our report dated February 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan

February 13, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company and certain corporate governance and other matters appearing under the captions "Information About the Board of Directors and Corporate Governance Matters," "Proposal 1 - Election of Directors," "Audit Committee" and "Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2008 proxy statement is incorporated herein by reference.

Information regarding the executive officers of the Company appears below.  All officers are appointed annually.  Reported ages are as of January 31, 2008.

Stephen P. MacMillan, age 44, was appointed President and Chief Operating Officer of the Company in June 2003 and Chief Executive Officer as of January 1, 2005.  Prior to joining the Company, he was most recently Sector Vice President, Global Specialty Operations for Pharmacia Corporation, which he joined in 1999.  Prior to Pharmacia, he spent 11 years at Johnson & Johnson ("J&J"), most recently as President of Johnson & Johnson-Merck Consumer Pharmaceuticals, a joint venture between J&J and Merck.  Prior to joining J&J, he held various marketing positions at Procter & Gamble.

Dean H. Bergy, age 48, was appointed Vice President and Chief Financial Officer in January 2003 and was the Vice President, Finance of the Company since October 1998.  He had previously been Vice President, Finance of the Stryker Medical division since October 1996 and Controller of the Company from June 1994.  Prior to joining the Company in June 1994, he was a Senior Manager with Ernst & Young LLP.

            Curtis E. Hall, age 51, was appointed Vice President and General Counsel of the Company in June, 2004.  He had previously been General Counsel for the Company since 1994.  Prior to joining the Company, he was a partner in the Michigan law firm of Miller, Canfield, Paddock and Stone, an Assistant United States Attorney in Washington, D.C. and an Assistant District Attorney in New York City.

Stephen Si Johnson, age 51, was appointed Vice President of the Company in February 2000 and was appointed Group President, MedSurg in September 1999.  He had previously been President of Stryker Instruments since 1995.  After joining the Company in 1980 he held various sales and marketing positions in the MedSurg Group and was appointed General Manager of Stryker Instruments in 1992 and Executive Vice President of Stryker Instruments in 1994.

            James E. Kemler, age 50, was appointed Vice President of the Company in August 2001 and was appointed Group President, Stryker Biotech, Osteosynthesis and Development in January 2008.  He had previously been President of Stryker Biotech since 1996 and General Manager of Stryker Biotech since October 1995.  Prior to joining the Company in October 1995, he spent 11 years with Baxter International Inc. in a variety of marketing, manufacturing and financial management positions, which included three years at Baxter's German subsidiary.

            Michael W. Rude, age 46, was appointed Vice President, Human Resources of the Company in July 2000.  Prior to joining the Company, he served as Vice President of Human Resources for the SCIMED Division of Boston Scientific Corporation.  Prior to that he held various positions as Vice President, Human Resources within The Dun & Bradstreet Corporation and spent eight years in various Human Resources positions at Baxter International, Inc.

            Thomas R. Winkel, age 55, was appointed Vice President of the Company in December 1984 and was appointed Secretary of the Company in February 2005.  He had previously been President of Stryker Americas/Middle East since March 1992 and Vice President, Administration since June 1987.  Since joining the Company in October 1978, he has held various other positions, including Assistant Controller and Controller.

The Corporate Governance Guidelines adopted by the Company's Board of Directors, as well as the charters of each of the Audit Committee, the Governance and Nominating Committee, the Compensation Committee and the Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions is available, free of charge, under the "Investors - Corporate Governance" section of the Company's website at www.stryker.com.  Print copies of such documents are available, free of charge, upon written request sent to the Secretary of the Company at 2825 Airview Boulevard, Kalamazoo, Michigan 49002.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of the management of the Company appearing under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation of Directors" in the 2008 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption "Stock Ownership" in the 2008 proxy statement is incorporated herein by reference.

At December 31, 2007, the Company had key employee and director stock option plans under which options are granted at a price not less than fair market value at the date of grant.  These stock option plans were previously submitted to and approved by the Company's shareholders.  Additional information regarding the Company's stock option plans appear in "Note 1 - Significant Accounting Polices" and "Note 8 - Capital Stock" on pages 47 through 51 and page 57 of this report, respectively.  At December 31, 2007, the Company also had a stock performance incentive award program pursuant to which shares of the Company's Common Stock have been and may be issued to certain employees with respect to performance in any calendar year through December 31, 2012.  The status of these plans as of December 31, 2007 follows:

	Number of shares of Common		Number of shares of Common
	Stock to be issued upon	Weighted-average	Stock remaining available for
	exercise of outstanding	exercise price of	future issuance under equity
	options,	outstanding options,	compensation plans (excluding
Plan category	warrants and rights	warrants and rights	shares reflected in the first column)

Equity
compensation
plans approved
by shareholders	24,829,638	$38.98	23,701,740

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

            The information under the caption "Information About the Board of Directors and Corporate Governance Matters - Independent Directors" and  "Information About the Board of Directors and Corporate Governance Matters- Certain Relationships and Related Party Transactions" in the 2008 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption "Proposal 2 - Ratification of Appointment of Our Independent Registered Public Accounting Firm - Relationship with Ernst & Young LLP" in the 2008 proxy statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are set forth in Part II,
Item 8 of this report.

Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Earnings for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(a) 2.	Financial Statement Schedules

The consolidated financial statement schedule (Schedule II) of the Company and its subsidiaries has been submitted as a separate section of this report following the signature page. All other schedules for which provision is made in the applicable accounting regulation of the U.S. Securities and Exchange Commission are not
required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) 3.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

(c)	Financial Statement Schedules

The consolidated financial statement schedule (Schedule II) of the Company and its subsidiaries has been submitted as a separate section of this report following the signature page. All other schedules for which provision is made in the applicable accounting regulation of the U.S. Securities and Exchange Commission are not
required under the related instructions or are inapplicable and, therefore, have been omitted.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYKER CORPORATION

February 28, 2008	/s/ DEAN H. BERGY

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

/s/ LOUISE L. FRANCESCONI
Louise L. Francesconi - Director

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
STRYKER CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F

		Additions	Deductions

	Balance at	Charged to			Balance
	Beginning	Costs &			at End
Description	of Period	Expenses	Describe (a)	Describe (b)	of Period

DEDUCTED FROM ASSET ACCOUNTS

Allowance for Doubtful Accounts (in millions):
Year ended December 31, 2007	$41.8	$7.4	$5.5	$(0.8)	$44.5
Year ended December 31, 2006	$46.6	$3.1	$8.3	$(0.4)	$41.8
Year ended December 31, 2005	$49.4	$4.9	$5.7	$2.0	$46.6

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
(i)	Composite copy of Restated Articles of Incorporation as amended through April 19, 2000 -
Incorporated by reference to Exhibit 3(i) to the Company's Form 10-K for the year ended
December 31, 2000 (Commission File No. 000-09165).
(ii)	By-Laws - Incorporated by reference to Exhibit 3(ii) to the Company's Form 8-K dated October
24, 2007 (Commission File No. 000-09165).

Exhibit 4 -	Instruments defining the rights of security holders, including indentures - The Company agrees to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of the Company and its subsidiaries not exceeding 10% of the total assets of the Company and its consolidated subsidiaries is authorized.
(i)	Form of $1 billion Five-Year Credit Agreement, dated as of November 18, 2005, among the Company and the Agents and other Lenders party thereto - Incorporated by reference to Exhibit 10.1 to the
Company's Form 8-K dated November 23, 2005 (Commission File No. 000-09165).

Exhibit 10 -	Material contracts
(i)*	2006 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated February 9, 2006 (Commission File No. 000-09165).
(ii)*	1998 Stock Option Plan (as Amended Effective February 7, 2006) - Incorporated by reference to
Exhibit 10.2 to the Company's Form 8-K dated February 9, 2006 (Commission File No. 000-09165).
(iii)*	Supplemental Savings and Retirement Plan (as Amended Effective January 1, 1996) - Incorporated by
reference to Exhibit 10(iii) to the Company's Form 10-K for the year ended December 31, 1994
(Commission File No.000-09165).
(iv)*	Employment contract dated as of April 22, 2003 between Stryker Corporation and Stephen P.
MacMillan - Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 000-09165).
(v)*	Restricted stock agreement made as of June 1, 2003 by Stryker Corporation with Stephen P. MacMillan
- Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended
June 30, 2003 (Commission File No. 000-09165).
(vi)*	Stock option agreement relating to special stock option award to Stephen P. MacMillan pursuant to the
1998 Stock Option Plan on February 7, 2006 - Incorporated by reference to Exhibit 10.3 to the
Company's Form 8-K dated February 9, 2006 (Commission File No. 000-09165).
(vii)*	Employment contract dated as of May 8, 2001 between Stryker SA and Luciano Cattani - Incorporated by reference to Exhibit 10(vii) to the Company's Form 10-K for the year ended December 31, 2006
(Commission File No. 000-09165).
(viii)*	Agreement between Stryker Corporation, Stryker Italia S.r.l. and Luciano Cattani, dated as of
December 7, 2007 - Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated December 5, 2007 (Commission File No. 000-09165).
(ix.)*	Stryker Corporation Executive Bonus Plan - Incorporated by reference to Exhibit 10.1 to the Company's
Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(x)	Indemnification Agreement for Directors - Incorporated by reference to Exhibit 10.1 to the Company's
Form 8-K dated October 24, 2007 (Commission File No. 000-09165).
(xi)	Indemnification Agreement for Certain Officers - Incorporated by reference to Exhibit 10.1 to the
Company's Form 8-K dated December 5, 2007 (Commission File No. 000-09165).
(xii)	Indemnification Agreement for Andrew G. Fox-Smith.

Exhibit 11 -	Statement re: computation of per share earnings
(i)	"Note 9 - Net Earnings per Share" on page 58 of this report.

Exhibit 21 -	Subsidiaries of the registrant
(i)	List of Subsidiaries.

Exhibit 23 -	Consent of experts and counsel
(i)	Consent of Independent Registered Public Accounting Firm.

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation.
(ii)	Certification of Principal Financial Officer of Stryker Corporation.

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation.
(ii)	Certification by Chief Financial Officer of Stryker Corporation.
Exhibit 99 -	Additional exhibits
(i)*	2008 Employee Stock Purchase Plan

*compensation arrangement