Form 10-K/A
period 2007-12-31
STRYKER CORP
filed 2008-03-03
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

YES [X]         NO [  ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this
Form 10-K/A.   [X]

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

EXPLANATORY NOTE

            This Form 10-K/A is filed with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 that was filed with the U.S. Securities and Exchange Commission on February 28, 2007 (the "original Form 10-K") in order to correct the list of executive officers within Item 10 of the original Form 10-K.

            Except as described above, no other changes have been made to the original Form 10-K.  This amendment does not modify or update disclosures in the original Form 10-K or reflect events subsequent to the filing of the original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K.

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

Andrew G. Fox-Smith, age 42, was appointed President, International and a corporate officer of the Company in January 2008.  He had previously been President, Pacific since 2005, Vice President and General Manager, Stryker Pacific since 2001 and Managing Director, UK/Ireland/South Africa since 1999.  Prior to the acquisition of Howmedica in 1998, he held various sales positions with the Howmedica division of Pfizer since 1994.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 3.	Exhibits

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

STRYKER CORPORATION

March 3, 2008	/s/ DEAN H. BERGY

Dean H. Bergy, Vice President and
Chief Financial Officer
(Principal Financial Officer)

FORM 10-K/A - ITEM 15(a) 3.

STRYKER CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation.
(ii)	Certification of Principal Financial Officer of Stryker Corporation.