Form 10-Q
period 2008-03-31
STRYKER CORP
filed 2008-05-05
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

YES [X]          NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [X]                                                                    Accelerated filer [  ]

Non-accelerated filer [  ]                                                                       Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ]         NO [X]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

411,793,508 shares of Common Stock, $.10 par value, as of March 31, 2008.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	March 31	December 31
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$423.5	$290.5
Marketable securities	1,939.3	2,120.3
Accounts receivable, less allowance of $48.7 ($44.5 in 2007)	1,094.6	1,030.7
Inventories	894.6	796.2
Deferred income taxes	562.0	534.4
Prepaid expenses and other current assets	149.9	132.8
Total current assets	5,063.9	4,904.9

Property, Plant and Equipment, less allowance for depreciation of
$868.7 ($794.3 in 2007)	1,023.4	991.6

Other Assets
Goodwill	548.8	527.4
Other intangibles, less accumulated amortization of $382.5 ($356.2 in 2007)	408.8	398.1
Loaner instrumentation, less accumulated amortization of $757.4 ($708.7 in 2007)	307.7	293.1
Deferred income taxes	175.7	171.8
Other	225.8	67.1
	1,666.8	1,457.5
	$7,754.1	$7,354.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$277.7	$265.5
Accrued compensation	206.4	313.7
Income taxes	137.4	58.7
Dividend payable	-	135.6
Accrued expenses and other liabilities	510.0	542.7
Current maturities of debt	17.7	16.8
Total current liabilities	1,149.2	1,333.0

Other Liabilities	672.1	642.5

Shareholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding - 411.8 shares (411.0 in 2007)	41.2	41.1
Additional paid-in capital	756.2	711.9
Retained earnings	4,655.2	4,364.7
Accumulated other comprehensive gain	480.2	260.8
Total shareholders' equity	5,932.8	5,378.5
	$7,754.1	$7,354.0

   See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended
	March 31
	2008	2007
Net sales	$1,634.4	$1,425.5
Cost of sales	500.5	439.4
Gross profit	1,133.9	986.1

Research, development and engineering expenses	85.1	84.6
Selling, general and administrative expenses	654.5	568.1
Intangibles amortization	10.6	11.2
	750.2	663.9
Operating income	383.7	322.2
Other income (expense)	20.3	14.2
Earnings from continuing operations before income taxes	404.0	336.4
Income taxes	113.5	94.6
Net earnings from continuing operations	290.5	241.8
Net earnings from discontinued operations	-	1.7
Net earnings	$290.5	$243.5

Basic net earnings per share:
Net earnings from continuing operations	$0.71	$0.59
Net earnings from discontinued operations	-	-
Basic net earnings per share	$0.71	$0.60

Diluted net earnings per share:
Net earnings from continuing operations	$0.70	$0.58
Net earnings from discontinued operations	-	-
Diluted net earnings per share	$0.70	$0.59

Weighted-average outstanding shares for the period:
Basic	411.4	408.6
Diluted	417.9	416.0

   See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2008	$41.1	$711.9	$4,364.7	$260.8	$5,378.5

Net earnings			290.5		290.5
Unrealized losses on securities, net of income taxes				(1.2)	(1.2)
Unfunded pension losses, net of income taxes				(1.2)	(1.2)
Foreign currency translation adjustments				221.8	221.8
Comprehensive earnings for the three
months ended March 31, 2008					509.9
Issuance of 0.8 shares of common stock
under stock option and benefit plans,
including $5.6 excess income tax benefit	0.1	27.2			27.3
Share-based compensation		17.1			17.1
Balances at March 31, 2008	$41.2	$756.2	$4,655.2	$480.2	$5,932.8

   See accompanying notes to Condensed Consolidated Financial Statements.

            In 2007, the Company declared a cash dividend of thirty-three cents per share to shareholders of record on December 31, 2007, payable on January 31, 2008.  No cash dividends have been declared during 2008.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended
	March 31
	2008	2007
Operating Activities
Net earnings	$290.5	$243.5
Less: Net earnings from discontinued operations	-	1.7
Net earnings from continuing operations	290.5	241.8
Adjustments to reconcile net earnings from continuing
operations to net cash provided by operating activities:
Depreciation	38.7	31.9
Amortization	59.5	55.2
Share-based compensation	17.1	15.9
Income tax benefit from exercise of stock options	7.9	17.2
Excess income tax benefit from exercise of stock options	(5.6)	(14.7)
Other	0.3	0.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16.2)	(25.0)
Inventories	(67.0)	(29.8)
Loaner instrumentation	(53.2)	(51.3)
Accounts payable	3.5	(28.4)
Accrued expenses and other liabilities	(154.7)	(96.8)
Income taxes	67.1	46.1
Other	2.9	(11.2)
Net cash provided by discontinued operations	-	1.2
Net cash provided by operating activities	190.8	152.7

Investing Activities
Acquisitions, net of cash acquired	(6.2)	(5.7)
Purchases of marketable securities	(6,083.2)	(1,800.2)
Proceeds from sales of marketable securities	6,174.8	1,628.8
Purchases of property, plant and equipment	(30.9)	(40.8)
Proceeds from sales of property, plant and equipment	0.1	0.2
Net cash used by discontinued operations	-	(1.2)
Net cash provided by (used in) investing activities	54.6	(218.9)

Financing Activities
Proceeds from borrowings	3.2	19.0
Payments on borrowings	(2.4)	(18.6)
Dividends paid	(135.6)	(89.7)
Proceeds from exercise of stock options	14.5	17.3
Excess income tax benefit from exercise of stock options	5.6	14.7
Other	(15.6)	(1.5)
Net cash used in financing activities	(130.3)	(58.8)
Effect of exchange rate changes on cash and cash equivalents	17.9	2.7
Increase (decrease) in cash and cash equivalents	$133.0	($122.3)

   See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

March 31, 2008

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008.  This Statement allows companies the option to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company has elected not to apply the fair value option to any of its financial instruments except for those expressly required by U.S. GAAP.  The Company follows the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and No. 138, in accounting for its derivative financial instruments. The Company also follows the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities in accounting for its marketable securities, which are classified as available-for-sale and trading investments. These Statements require the Company to recognize all marketable securities and derivative financial instruments on the condensed consolidated balance sheets at fair value.

Recently Issued Accounting Standards: In 2007 the FASB issued Statement No. 141(R), Business Combinations - a replacement of FASB Statement No. 141.  This Statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company's financial statements including the identifiable assets acquired and the liabilities assumed.  This Statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement is effective prospectively, except for certain retrospective adjustments to deferred income tax balances, for the Company beginning on January 1, 2009. The Company has not yet determined the impact, if any, the adoption of this Statement will have on the financial position of the Company.

            In 2007 the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  This Statement significantly changes the financial accounting and reporting of  noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. This Statement is effective prospectively for the Company beginning on January 1, 2009. The Company has not yet determined the impact, if any, the adoption of this Statement will have on the financial position of the Company.

            In 2008 the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company's use of derivative instruments and their effect on a company's financial position, financial performance, and cash flows. This Statement is effective for the Company beginning on January 1, 2009.

            Reclassifications:  Certain prior year amounts have been reclassified to conform with the presentation used in 2008.  The Company has reclassified its Condensed Consolidated Financial Statements to reflect discontinued operations.

            For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Form 10-K").

NOTE 2
FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements, for financial assets and liabilities measured on a recurring basis. This Statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.  There was no impact to the Condensed Consolidated Financial Statements as a result of the adoption of this Statement.  This Statement requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1:	Financial instruments with unadjusted, quoted prices listed on active market exchanges;

Level 2:	Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals;

Level 3:	Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument.
The prices are determined using significant unobservable inputs or valuation techniques.

The following table summarizes the valuation of the Company's financial instruments by the above pricing categories as of March 31, 2008 (in millions):

			Prices With
		Quoted Prices	Other	Prices With
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$423.5	$423.5
Available-for-sale marketable securities	2,098.8	--	$1,939.3	$159.5
Trading marketable securities	34.2	34.2	--	--
Foreign currency exchange contracts	6.2	--	6.2	--
	$2,562.7	$457.7	$1,945.5	$159.5

Liabilities:
Deferred compensation arrangements	$34.2	$34.2	$--	$--
	$34.2	$34.2	$--	$--

            The Company's available-for-sale marketable securities include investments in auction-rate securities (ARS), the majority of which are triple A rated (per Standard & Poor's) and collateralized by student loans guaranteed by the U.S. Department of Education.  The interest rates of these ARS investments are reset through an auction process, most commonly at intervals of 7, 28 and 35 days.  The auction process is designed to provide a means by which these securities can be bought and sold and historically has provided a liquid market.  As of March 31, 2008, the Company had ARS investments totaling $167.2 million at par value with an estimated fair value of $159.5 million.  The fair value for these ARS investments is based on third-party pricing models and is classified as a Level 3 pricing category in accordance with

FASB Statement No. 157.  The pricing model was largely based on the credit quality of the sector, underlying final maturity dates and the general lack of liquidity in auction markets.

            Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the ARS investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids.  To date the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future. While the recent auction failures will limit the Company's ability to liquidate these investments, the Company believes that the ARS failures will have no impact on its ability to fund ongoing operations and growth initiatives. The Company has the ability and intent to hold these ARS until a forecasted recovery of fair value up to the par value of the securities, which in certain cases may mean until maturity.  Therefore, the Company has not recognized an other than temporary impairment charge.  As a result of the persistent failed auctions and the uncertainty of when these investments could be successfully liquidated at par, the Company has recorded all of its ARS investments as non-current assets within the condensed consolidated balance sheet at March 31, 2008.

The following table presents a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) at January 1, 2008 and March 31, 2008 (in millions):

Balance as of January 1, 2008	$ --
Realized gains (losses)	--
Unrealized losses, net	(7.7)
Purchases, issuance and settlements	--
Transfers into Level 3	167.2
Balance as of March 31, 2008	$159.5

The $7.7 million of net unrealized losses presented in the table above relate to investments in ARS that are still held at March 31, 2008, and the Company presents these unrealized losses, net of income taxes; as a component of comprehensive earnings in the condensed consolidated statement of shareholders' equity.

NOTE 3

COMPREHENSIVE EARNINGS

The Company follows FASB Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive earnings and its components.  The comprehensive earnings for the three months ended March 31, 2008 and 2007 were $509.9 million and $258.8 million, respectively.

NOTE 4

ACCOUNTS RECEIVABLE SECURITIZATION

            The Company's accounts receivable securitization facility is described in detail in Note 1 to the Consolidated Financial Statements included in the Company's 2007 Form 10-K.  There were no amounts of undivided percentage ownership interests in accounts receivable sold by Stryker Funding Corporation (SFC), a wholly owned special-purpose subsidiary of the Company, under the facility as of March 31, 2008 and December 31, 2007.

            On April 25, 2008, the Company entered into an amended and restated accounts receivable securitization facility pursuant to which it reduced the aggregate undivided percentage ownership interest in receivables that SFC may sell to bank-administered commercial paper conduits from $200.0 million to $100.0 million. Subsequent to the amendment of the facility, there continued to be no amounts of undivided percentage ownership interests in accounts receivable sold by SFC under the facility.

NOTE 5

INVENTORIES

            Inventories are as follows (in millions):

	March 31	December 31
	2008	2007
Finished goods	$691.3	$614.0
Work-in-process	87.0	75.9
Raw material	120.0	110.0
FIFO Cost	898.3	799.9
Less LIFO reserve	(3.7)	(3.7)
	$894.6	$796.2

NOTE 6

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

In 2005 the Company acquired, by merger, all of the outstanding stock of PlasmaSol Corp. (PlasmaSol), a private, development-stage company.  PlasmaSol is a developer of a technology that should allow Stryker to provide sterilization equipment for use with certain of its MedSurg Equipment products. The cost of the transaction totaled $17.5 million including an upfront cash payment plus the assumption of certain liabilities. The purchase price was allocated to assets acquired, primarily deferred income tax assets associated with acquired net operating losses and purchased in-process research and development based on their estimated fair value at the date of acquisition.

            The Company believes that the technologies acquired in both the Sightline and PlasmaSol acquisitions will result in the introduction of new products and additional future sales.  However, unanticipated issues may arise that could delay or terminate a product's development prior to regulatory approval or commercialization, which could have an unfavorable impact on the Company's operating results.  As of March 31, 2008, the Company must refine certain product specifications highlighted during customer preference trials and validate manufacturing processes in order to achieve its plan for initial commercialization of the flexible endoscope technologies in 2008.  As of March 31, 2008, the Company had not encountered significant issues and expects completion of the development and initial commercialization of the sterilization technology in 2010, following receipt of all required regulatory approvals.

NOTE 7

DISCONTINUED OPERATIONS

            In 2007 the Company sold its outpatient physical therapy business, Physiotherapy Associates, to Water Street Healthcare Partners, for $150.0 million in cash less certain indebtedness. The sale of Physiotherapy allows the Company to focus its efforts on the medical technology market.  The sale of Physiotherapy resulted in a second quarter 2007 gain of $25.7 million (net of $15.0 million income tax expense), or $.06 per diluted share. Net sales and net earnings from discontinued operations for the first quarter of 2007 were $63.8 million and $1.7 million, respectively.

NOTE 8

NET EARNINGS PER SHARE

            The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant.  Options to purchase 3.3 million shares of common stock were outstanding during the first quarter of 2008 but were not included in the computation of diluted net earnings per share because the exercise price of the options were greater than the average market price of common shares for that period. Options to purchase 3.5 million shares of common stock were outstanding during the first quarter of 2007 but were not included in the computation of diluted net earnings per share because the exercise price of the options were greater than the average market price of common shares for that period.

NOTE 9

RETIREMENT PLANS

            Certain of the Company's subsidiaries have both funded and unfunded defined benefit pension plans covering some or all of their employees.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended
	March 31
	2008	2007
Service cost	$4.2	$4.2
Interest cost	3.1	2.2
Expected return on plan assets	(2.8)	(2.2)
Amortization of transition amounts
and prior service cost	0.1	0.2
Recognized actuarial loss	--	0.3
Net periodic benefit cost	$4.6	$4.7

            The Company previously disclosed in its 2007 Form 10-K that it anticipated contributing approximately $12.5 million to its defined benefit pension plans in 2008 to meet minimum funding requirements.  As of March 31, 2008, $3.4 million of contributions have been made.

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

            Effective January 1, 2008, the Company changed its business segment reporting to include the financial results of certain products within its Orthopaedic Implants segment rather than within its MedSurg Equipment segment.  The Company believes these products are better aggregated with its other Orthopaedic Implants products based on similarities in manufacturing and marketing practices and customer base.

            The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 of the Company's 2007 Form 10-K.  The Company measures the financial results of its reportable segments using an internal performance measure that excludes the effect of share-based compensation, which includes compensation related to both employee and director stock option plans and restricted stock grants.

Sales and net earnings from continuing operations by business segment follow (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended March 31, 2008
Net sales	$971.1	$663.3		$1,634.4
Segment net earnings	189.7	111.2	$0.7	301.6
Less share-based compensation, net of
income tax benefits				11.1
Net earnings from continuing operations				$290.5

Three Months Ended March 31, 2007
Net sales	$864.0	$561.5		$1,425.5
Segment net earnings	164.0	87.9	$0.2	252.1
Less share-based compensation, net of
income tax benefits				10.3
Net earnings from continuing operations				$241.8

Reclassified sales by business segment for each quarter of 2007 and the years ended December 31, 2007 and 2006 are as follows:

	2007 Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31	2007	2006
Orthopaedic
Implants	$864.0	$887.4	$859.8	$976.1	$3,587.3	$3,122.8
MedSurg
Equipment	561.5	576.3	593.4	682.0	2,413.2	2,024.4
Total	$1,425.5	$1,463.7	$1,453.2	$1,658.1	$6,000.5	$5,147.2

            Reclassified net earnings by business segment did not change significantly for each quarter of 2007 or the years ended December 31, 2007 and 2006.

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

            In 2007 the Company disclosed that the U.S. Securities and Exchange Commission has made an informal inquiry of the Company regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, the Company received a subpoena from the U.S. Department of Justice, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the U.S. Securities and Exchange Commission inquiry. Stryker is fully cooperating with the U.S. Department of Justice and the U.S. Securities and Exchange Commission regarding these matters.

            In 2008 the Company received a warning letter from the U.S. Food and Drug Administration (FDA) related to quality systems and compliance issues at its OP-1 implant manufacturing facility in Hopkinton, Massachusetts.  In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey.  The Company takes these matters very seriously and has been fully cooperating with the FDA to address their observations.

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

            In 2006 the Company announced that it received a subpoena from the U.S. Department of Justice, Antitrust Division, requesting documents for the period since January 2001 regarding possible violations of federal criminal law, including possible violation of the antitrust laws, relating to the manufacture and sale of orthopaedic implant devices.  In 2008 the Company was advised by the U.S. Department of Justice, Antitrust Division, that the Department had closed its grand jury investigation of antitrust and related offenses in the orthopaedic implants industry.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

            Throughout this discussion, references are made to the following financial measures:  "constant currency," and "adjusted diluted net earnings per share from continuing operations."  These financial measures are an alternative representation of Stryker Corporation's (the Company or Stryker) past and potential future operational performance and do not replace the presentation of the Company's reported financial results under U.S. generally accepted accounting principles (GAAP). The Company has provided these supplemental non-GAAP financial measures because they provide meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses these non-GAAP financial measures for reviewing the operating results of its business segments, for analyzing potential future business trends in connection with its budget process and bases certain annual bonus plans on these non-GAAP financial measures.  In order to measure the Company's sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales.  Constant currency results are calculated by translating current year results at prior year average foreign currency exchange rates.  In order to measure earnings performance on a consistent and comparable basis, the Company excludes the intangible asset impairment charge recorded in 2007 which affects the comparability of operating results and the trend of earnings.  Additional details regarding the nature, determination and financial statement impact of the intangible asset impairment charge are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.  In addition, the Company believes investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results.  The Company encourages investors and other users of these financial statements to review its Condensed Consolidated Financial Statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

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

            Domestic sales accounted for 63% of total revenues in the first quarter of 2008 and 64% in the first quarter of 2007.  Most of the Company's products are marketed directly to doctors, hospitals and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

            International sales accounted for 37% of total revenues in the first quarter of 2008 and 36% in the first quarter of 2007.  The Company's products are sold in more than 100 countries through both Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

Effective January 1, 2008, the Company adopted the provisions of Financial Accounting Standard Board (FASB) Statement No. 157, Fair Value Measurements, for financial assets and liabilities measured on a recurring basis. This Statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.  There was no impact to the Condensed Consolidated Financial Statements as a result of the adoption of this Statement.  The additional disclosure requirements regarding fair value measurements are included in Note 2 to the Condensed Consolidated Financial Statements.

In 2007 the Company sold its outpatient physical therapy business, Physiotherapy Associates, to Water Street Healthcare Partners, for $150.0 million in cash less certain indebtedness.  Physiotherapy Associates' operating results are reported as discontinued operations for the first quarter of 2007.

Outlook

            The Company's outlook for 2008 continues to be optimistic regarding underlying growth rates in orthopaedic procedures and sales growth in the Company's broadly based range of products in orthopaedics and other medical specialties, despite the potential for increased pricing pressure in certain markets.  The Company projects that diluted net earnings per share for 2008 will approximate $2.88, representing a 22% increase over diluted net earnings per share from continuing operations of $2.37 for the year ended December 31, 2007.  Excluding the impact of the charge to reflect the intangible asset impairment in 2007, the Company projects that diluted net earnings per share for 2008 will increase 20% over adjusted diluted net earnings per share from continuing operations of $2.40 for the year ended December 31, 2007.

            The financial forecast for 2008 includes a constant currency net sales increase in the range of 11% to 13% as a result of growth in shipments of Orthopaedic Implants and MedSurg Equipment.  If foreign currency exchange rates hold near March 31, 2008 levels, the Company anticipates a favorable impact on net sales of approximately 4.5% to 5.0% in the second quarter of 2008 and a favorable impact on net sales of approximately 2.5% to 3.5% for the full year of 2008.

            The reconciliation of reported diluted net earnings per share from continuing operations to adjusted diluted net earnings per share from continuing operations for the year ended December 31, 2007 is as follows:

Reported diluted net earnings per share of common stock from continuing operations	$2.37
Intangible asset impairment	$.03
Adjusted diluted net earnings per share of common stock from continuing operations	$2.40
Weighted-average diluted shares outstanding (in millions)	417.2

            The weighted-average diluted shares outstanding used in the calculation of this non-GAAP financial measure are the same as the weighted-average diluted shares outstanding used in the calculation of the reported per share amounts.

Results of Operations

            The table below outlines the components of net earnings from continuing operations from the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

	Percentage of Net Sales
	Three Months Ended		Percentage
	March 31		Change
	2008	2007	2008/2007
Net sales	100.0	100.0	15
Cost of sales	30.6	30.8	14
Gross profit	69.4	69.2	15
Research, development and engineering expenses	5.2	5.9	1
Selling, general and administrative expenses	40.0	39.9	15
Intangibles amortization	0.6	0.8	(5)
Operating income	23.5	22.6	19
Other income (expense)	1.2	1.0	43
Earnings from continuing operations before income taxes	24.7	23.6	20
Income taxes	6.9	6.6	20
Net earnings from continuing operations	17.8	17.0	20

The table below sets forth domestic/international and product line sales information (in millions):

			Percentage Change
	Three Months Ended		2008/2007
	March 31			Constant
	2008	2007	Reported	Currency
Domestic/international sales:
Domestic	$1,032.9	$913.2	13	13
International	601.5	512.3	17	5
Total net sales	$1,634.4	$1,425.5	15	10

Product line sales:
Orthopaedic Implants	$971.1	$864.0	12	7
MedSurg Equipment	663.3	561.5	18	15
Total net sales	$1,634.4	$1,425.5	15	10

            The table below sets forth additional geographical sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis:

	Three Months Ended March 31, 2008
	Percentage Change

	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency
Orthopaedic Implants sales:
Hips	2	6	(5)	4	(1)
Knees	12	17	6	14	9
Trauma	23	25	11	24	16
Spine	25	14	2	22	18
Craniomaxillofacial	30	17	5	25	21
Total Orthopaedic Implants	11	14	3	12	7

MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	16	24	12	18	15
Endoscopic, communications and digital
imaging systems	12	32	18	16	14
Patient handling and emergency
medical equipment	21	18	4	20	18
Total MedSurg Equipment	16	25	12	18	15

The Company's net sales increased 15% in the first three months of 2008 to $1,634.4 million from $1,425.5 million in 2007.  Net sales grew by 10% as a result of increased unit volume and changes in product mix.  Changes in foreign currency exchange rates had a favorable impact on net sales growth of 4%. Changes in price had a favorable impact on net sales growth of 1%.

            The Company's domestic sales were $1,032.9 million for the first quarter of 2008, representing an increase of 13% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  International sales were $601.5 million for the first quarter of 2008, representing an increase of 17% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $62.0 million in the first quarter of 2008.  On a constant currency basis, international sales increased 5% in the first quarter of 2008.

            Worldwide sales of Orthopaedic Implants were $971.1 million for the first quarter of 2008, representing an increase of 12% as a result of higher shipments of reconstructive, trauma, spinal and craniomaxillofacial implant systems; and bone cement. On a constant currency basis, sales of Orthopaedic Implants increased 7% in the first quarter of 2008.

            Hip Implant Systems:  Sales of hip implant systems increased 4% during the first quarter but declined 1% on a constant currency basis.  In the United States, sales growth was driven by sales of X3 Polyethylene and sales growth in Accolade cementless hip products and Restoration Modular Hip System revision hip products partially offset by declines in Trident related hip products.  Solid sales growth in X3 Polyethylene, Accolade cementless and Restoration Modular hip systems in Europe and the Pacific region also led to the Company's sales growth. Sales declines in the remaining international markets led to the Company's constant currency sales decline with the previously announced Trident cup recall having an unfavorable impact.

            Knee Implant Systems:  Sales of knee implant systems increased 14% during the first quarter, 9% on a constant currency basis, due to strong growth in the Triathlon knee system in both the United States and in international markets as well as solid sales growth of Scorpio knee systems in international markets.

            Trauma Implant Systems:  Sales of trauma implant systems increased 24% during the first quarter, 16% on a constant currency basis, as a result of strong sales growth in the Gamma 3 Hip Fracture System, VariAx distal radius and Hoffman II external fixation devices in the United States, Europe and Pacific region as well as solid sales growth in the Company's T2 Nailing System in the United States and Europe.

Spinal Implant Systems:  Sales of spinal implant systems increased 22% during the first quarter, 18% on a constant currency basis, primarily due to strong worldwide sales growth of interbody devices and thoracolumbar implant systems.  Solid worldwide sales growth of cervical implant systems also contributed to the Company's constant currency sales growth.

Craniomaxillofacial Implant Systems:  Sales of craniomaxillofacial implant systems increased 25% during the first quarter, 21% on a constant currency basis, primarily due to strong sales growth of products for neurological indications and craniomaxillofacial implants in the United States, Europe and Canada.

Worldwide sales of MedSurg Equipment were $663.3 million for the first quarter of 2008, representing an increase of 18% as a result of higher shipments of surgical equipment; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  On a constant currency basis, sales of MedSurg Equipment increased 15% in the first quarter of 2008.

            Surgical Equipment and Surgical Navigation Systems:  Sales of surgical equipment and surgical navigation systems increased 18% during the first quarter, 15% on a constant currency basis, due to strong sales growth of powered surgical and operating room equipment in the United States and Europe.

            Endoscopic, Communications and Digital Imaging Systems:  Sales of endoscopic, communications and digital imaging systems increased 16% during the first quarter, 14% on a constant currency basis, as a result of strong worldwide sales growth of arthroscopy products as well as strong international sales growth of medical video imaging equipment, led by the 1188 HD Camera and complementary products such as the X8000 Lightsource and the Vision Elect Monitor.  Solid growth in communications products in the United States also drove sales in the quarter, led by the recently launched Infinity II Communications Platform.

            Patient Handling and Emergency Medical Equipment:  Sales of patient handling and emergency medical equipment increased 20% during the first quarter, 18% on a constant currency basis, due to strong sales growth of hospital bed products in the United States and Canada as well as strong sales growth of EMS products in the United States.

Cost of sales in the first quarter of 2008 represented 30.6% of sales compared to 30.8% in the same period of 2007.  The slight decrease in the cost of sales percentage in the quarter is primarily due to increased absorption resulting from the introduction of new products and increased production of Trident inventory to replenish the product pipeline after the Trident cup recall and meet related customer demand. This leverage was partially offset by higher excess and obsolete inventory costs associated with the implant businesses.

            Research, development and engineering expenses represented 5.2% of sales in the first quarter of 2008 compared to 5.9% in the same period of 2007 and increased 1% to $85.1 million.  Pursuant to the terms of the non-prosecution agreement, as more fully described in Other Matters, the Company was required to obtain approval for all consulting services to fulfill its medical, clinical, training, educational, and research and development needs beginning on January 1, 2008.  Certain spending planned for the first quarter of 2008 was delayed or cancelled due to the timing of the approval by the federal monitor of this needs assessment required by the non-prosecution agreement.

            Selling, general and administrative expenses increased 15% in the first quarter of 2008 and represented 40.0% of sales compared to 39.9% in the same period of 2007.  The slight increase in selling, general and administrative expenses as a percent of sales is primarily due to increases in costs associated with compliance activities and growth in sales-related costs.

            Interest and marketable securities income, which is included in other income (expense), increased to $27.9 million in the first quarter of 2008 from $16.6 million in 2007 as a result of increased cash and cash equivalents and marketable securities balances compared to the prior year period.

            The Company's effective income tax rate on earnings from continuing operations for the first quarter of 2008 was 28.1%, as compared to effective income tax rates for the first quarter of 2007 of 28.1% and year ended December 31, 2007 of 28.0%. The effective income tax rates are lower than the U.S. statutory income tax rate primarily as a result of manufacturing in lower income tax international jurisdictions.

            Net earnings from continuing operations for the first quarter of 2008 were $290.5 million, an increase of 20.1% compared to net earnings from continuing operations of $241.8 million in the first quarter of 2007.  Basic net earnings per share from continuing operations increased 20% in the first quarter of 2008 to $.71 from $.59 in 2007, and diluted net earnings per share from continuing operations increased 21% in the first quarter of 2008 to $.70 from $.58 in 2007.

Net earnings from discontinued operations for the first quarter of 2007 were $1.7 million. Net earnings increased 19% in the first quarter of 2008 to $290.5 million from $243.5 million in 2007.  Basic net earnings per share increased 18% in the first quarter of 2008 to $.71 from $.60 in 2007, and diluted net earnings per share increased 19% in the first quarter of 2008 to $.70 from $.59 in 2007.

Liquidity and Capital Resources

            The Company's working capital at March 31, 2008 increased $342.8 million to $3,914.7 million from $3,571.9 million at December 31, 2007.  The increase in working capital resulted from growth in the Company's overall business and the use of cash earnings to fund increases in accounts receivable, inventories and prepaid expenses.   Accounts receivable days sales outstanding increased 4 days to 60 days at March 31, 2008 from 56 days at December 31, 2007 and days sales in inventory increased 25 days to 162 days at March 31, 2008 from 137 days at December 31, 2007.  Days sales outstanding increased 3 days and days sales in inventory increased 16 days compared to the March 31, 2007 levels.  Days sales in inventory at March 31, 2008 is higher than the prior year periods primarily due to higher levels of inventory in support of anticipated product launches and second quarter sales as well as unfavorable effects of foreign currency exchange rate movements.

            The Company generated cash of $190.8 million from operations in the first quarter of 2008 compared to $152.7 million in 2007.  The increase in cash provided by operating activities in the first quarter of 2008 compared to 2007 is primarily due to increased earnings partially offset by increased inventory levels and other working capital items.

            In the first quarter of 2008, the Company used cash of $135.6 million for the payment of dividends, $30.9 million for capital expenditures and $6.2 million for acquisitions.  The Company also purchases and sells marketable securities, which are classified as available-for-sale investments in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

            The Company had $423.5 million in cash and cash equivalents and $1,939.3 million in marketable securities classified as current assets at March 31, 2008.  The Company had outstanding borrowings totaling $17.7 million at March 31, 2008.  The Company believes its cash on hand and marketable securities, as well as anticipated future cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings; loaner instrumentation for surgical implants in support of new product launches; and future repurchases of its common stock pursuant to the previously announced $750 million share repurchase plan.. Should additional funds be required, the Company had $1,080.3 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $1,000.0 million 5-year nonamortizing, revolving Unsecured Credit Facility that expires in November 2010.

            In addition, the Company had $200.0 million of eligible accounts receivable that could be sold through its accounts receivable securitization facility at March 31, 2008.  On April 25, 2008, the Company entered into an amended and restated accounts receivable securitization facility pursuant to which it reduced the aggregate undivided percentage ownership interest in receivables that Stryker Funding Corporation (SFC), a wholly owned special-purpose subsidiary of the Company, may sell to bank-administered commercial paper conduits from $200.0 million to $100.0 million.  Subsequent to the amendment of the facility, there continued to be no amounts of undivided percentage ownership interests in accounts receivable sold by SFC under the facility.

            The Company's available-for-sale marketable securities include investments in auction-rate securities (ARS), the majority of which are triple A rated (per Standard & Poor's) and collateralized by student loans guaranteed by the U.S. Department of Education.  The interest rates of these ARS investments are reset through an auction process, most commonly at intervals of 7, 28 and 35 days.  The auction process is designed to provide a means by which these securities can be bought and sold and historically has provided a liquid market.  As of March 31, 2008, the Company had ARS investments totaling $167.2 million at par value invested with an estimated fair value of $159.5 million.  The fair value for these ARS investments is based on third-party pricing models and is classified as a Level 3 pricing category in accordance with FASB Statement No. 157.  The pricing model was largely based on the credit quality of the sector, underlying final maturity dates, and the general lack of liquidity in auction markets.

Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the ARS investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids.  To date the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future. While the recent auction failures will limit the Company's ability to liquidate these investments, the Company believes that the ARS failures will have no impact on its ability to fund ongoing operations and growth initiatives. The Company has the ability and intent to hold these ARS until a forecasted recovery of fair value up to the par value of the securities, which in certain cases may mean until maturity.  Therefore, the Company has not recognized an other than temporary impairment charge.  As a result of the persistent failed auctions and the uncertainty of when these investments could be successfully liquidated at par, the Company has recorded all of its ARS investments as non-current assets within the condensed consolidated balance sheet at March 31, 2008.

Other Matters

The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies.  For the quarter ended March 31, 2008, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets, and the related deferred gain in shareholders' equity, by $221.8 million.

            In 2007 the Company disclosed that the U.S. Securities and Exchange Commission has made an informal inquiry of the Company regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries.  Subsequently, in 2008, the Company received a subpoena from the U.S. Department of Justice, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the U.S. Securities and Exchange Commission inquiry.  The Company is fully cooperating with the U.S. Department of Justice and the U.S. Securities and Exchange Commission regarding these matters.

            In 2008 the Company received a warning letter from the U.S. Food and Drug Administration (FDA) related to quality systems and compliance issues at its OP-1 implant manufacturing facility in Hopkinton, Massachusetts.  In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey.  The Company takes these matters very seriously and has been fully cooperating with the FDA to address their observations.

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

            In 2006 the Company announced that it received a subpoena from the U.S. Department of Justice, Antitrust Division, requesting documents for the period since January 2001 regarding possible violations of federal criminal law, including possible violation of the antitrust laws, relating to the manufacture and sale of orthopaedic implant devices.  In 2008 the Company was advised by the U.S. Department of Justice, Antitrust Division, that the Department had closed its grand jury investigation of antitrust and related offenses in the orthopaedic implants industry.

Forward-Looking Statements

            This report contains information that includes or is based on forward-looking statements within the meaning of the federal securities law that are subject to various risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied in such statements.  Such factors include, but are not limited to: pricing pressures generally, including cost-containment measures that could adversely affect the price of or demand for the Company's products; regulatory actions; unanticipated issues arising in connection with clinical studies and otherwise that affect FDA approval of additional OP-1 applications, the FlexiCore and CerviCore spinal implant products, the PlasmaSol sterilization products or other new product introductions; issues that could delay the introduction of the Sightline product line; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment.

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

            The Company's available-for-sale securities include investments in auction-rate securities (ARS). Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the ARS investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids.  To date the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future. While the recent auction failures will limit the Company's ability to liquidate these investments, the Company believes that the ARS failures will have no impact on its ability to fund ongoing operations and growth initiatives. For a complete discussion of ARS investments, including the Company's methodology for estimating their fair value, see Note 2 to the unaudited Condensed Consolidated Financial Statements.

            See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding market risks.

ITEM 4.	CONTROLS AND PROCEDURES

            Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2008 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

            Changes in Internal Controls Over Financial Reporting - There was no change to the Company's internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A.	RISK FACTORS

            There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The Company issued 41,792 shares of Common Stock in the first quarter of 2008 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of
Section 2(a)(3) of the Act.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(c)	At the Annual Meeting of Shareholders held on April 23, 2008, the shareholders elected seven directors, ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm, and approved the 2008 Employee Stock Purchase Plan. The voting results were as follows:

1.	Election of directors:

	Shares
Name	For	Withheld
John W. Brown	336,486,696	14,908,454
Howard E. Cox, Jr.	342,444,874	8,950,276
Donald M. Engelman, Ph.D.	334,676,334	16,718,816
Louise L. Francesconi	339,789,637	11,605,513
Stephen P. MacMillan	340,366,824	11,028,325
William U. Parfet	338,862,516	12,532,634
Ronda E. Stryker	329,803,770	21,591,380

2.	Ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for 2008:

Shares
For	Against	Abstain
343,018,584	6,501,153	1,875,341

3.	Approval of the 2008 Employee Stock Purchase Plan:

Shares
			Broker
For	Against	Abstain	non-votes
297,103,803	2,948,441	2,115,073	49,227,832

ITEM 6.	EXHIBITS

(a)	Exhibits

31(i)	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)

31(ii)	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

32(i)	Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350

32(ii)	Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

May 5, 2008	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, President
and Chief Executive Officer
(Principal Executive Officer)

May 5, 2008	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation