Form 10-Q
period 2008-06-30
STRYKER CORP
filed 2008-08-07
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

YES [  ]         NO [X]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

412,312,013 shares of Common Stock, $.10 par value, as of July 31, 2008.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	June 30	December 31
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$421.6	$290.5
Marketable securities	2,141.1	2,120.3
Accounts receivable, less allowance of $48.7 ($44.5 in 2007)	1,132.0	1,030.7
Inventories	953.2	796.2
Deferred income taxes	560.1	534.4
Prepaid expenses and other current assets	146.9	132.8
Total current assets	5,354.9	4,904.9

Property, Plant and Equipment, less allowance for depreciation
of $895.2 ($794.3 in 2007)	1,017.8	991.6

Other Assets
Goodwill	544.3	527.4
Other intangibles, less accumulated amortization of $388.9 ($356.2 in 2007)	398.3	398.1
Loaner instrumentation, less accumulated amortization of $781.5 ($708.7
in 2007)	305.3	293.1
Deferred income taxes	173.8	171.8
Other	230.9	67.1
	1,652.6	1,457.5
	$8,025.3	$7,354.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$268.2	$265.5
Accrued compensation	247.8	313.7
Income taxes	33.8	58.7
Dividend payable	-	135.6
Accrued expenses and other liabilities	550.4	542.7
Current maturities of debt	23.8	16.8
Total current liabilities	1,124.0	1,333.0

Other Liabilities	682.2	642.5

Shareholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding - 412.2 shares (411.0 in 2007)	41.2	41.1
Additional paid-in capital	784.9	711.9
Retained earnings	4,961.0	4,364.7
Accumulated other comprehensive gain	432.0	260.8
Total shareholders' equity	6,219.1	5,378.5
	$8,025.3	$7,354.0

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net sales	$1,712.6	$1,463.7	$3,347.0	$2,889.2
Cost of sales	533.2	444.3	1,033.7	883.7
Gross profit	1,179.4	1,019.4	2,313.3	2,005.5

Research, development and engineering expenses	90.3	92.1	175.4	176.7
Selling, general and administrative expenses	678.2	581.6	1,332.7	1,149.7
Intangibles amortization	10.0	11.0	20.6	22.2
Intangible asset impairment	-	19.8	-	19.8
	778.5	704.5	1,528.7	1,368.4
Operating income	400.9	314.9	784.6	637.1
Other income (expense)	19.2	16.9	39.5	31.1
Earnings before income taxes	420.1	331.8	824.1	668.2
Income taxes	114.3	91.7	227.8	186.3
Net earnings from continuing operations	305.8	240.1	596.3	481.9

Net earnings from discontinued operations	-	3.3	-	5.0
Net gain on sale of discontinued operations	-	25.7	-	25.7
Net earnings	$305.8	$269.1	$596.3	$512.6

Basic net earnings per share:
Net earnings from continuing operations	$.74	$.59	$1.45	$1.18
Net earnings from discontinued operations	-	$.01	-	$.01
Net gain on sale of discontinued operations	-	$.06	-	$.06
Basic net earnings per share	$.74	$.66	$1.45	$1.25

Diluted net earnings per share:
Net earnings from continuing operations	$.73	$.58	$1.43	$1.16
Net earnings from discontinued operations	-	$.01	-	$.01
Net gain on sale of discontinued operations	-	$.06	-	$.06
Diluted net earnings per share	$.73	$.65	$1.43	$1.23

Weighted-average outstanding shares for the period:
Basic	412.0	409.4	411.7	409.0
Diluted	417.9	416.9	417.9	416.5

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2008	$41.1	$711.9	$4,364.7	$260.8	$5,378.5

Net earnings			596.3		596.3
Unrealized losses on securities, net of income taxes				(10.2)	(10.2)
Unfunded pension losses, net of income taxes				(1.1)	(1.1)
Foreign currency translation adjustments				182.5	182.5
Comprehensive earnings for the six
months ended June 30, 2008					767.5
Issuance of 1.2 shares of common stock
under stock option and benefit plans,
including $8.8 excess income tax benefit	0.1	38.9			39.0
Share-based compensation		34.1			34.1
Balances at June 30, 2008	$41.2	$784.9	$4,961.0	$432.0	$6,219.1

See accompanying notes to Condensed Consolidated Financial Statements.

            In 2007, the Company declared a cash dividend of thirty-three cents per share to shareholders of record on December 31, 2007, payable on January 31, 2008.  No cash dividends have been declared during 2008.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Operating Activities
Net earnings	$305.8	$269.1	$596.3	$512.6
Less: Net earnings from discontinued operations	-	(3.3)	-	(5.0)
Less: Net gain on sale of discontinued operations	-	(25.7)	-	(25.7)
Net earnings from continuing operations	305.8	240.1	596.3	481.9
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation	39.8	32.8	78.5	64.7
Amortization	58.9	57.5	118.4	112.7
Intangible asset impairment	-	19.8	-	19.8
Share-based compensation	17.0	15.4	34.1	31.3
Income tax benefit from exercise of stock options	4.6	10.2	12.5	27.4
Excess income tax benefit from exercise of stock options	(3.2)	(8.1)	(8.8)	(22.8)
Other	0.4	2.3	0.7	2.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(45.7)	(42.0)	(61.9)	(67.0)
Inventories	(63.3)	(19.6)	(130.3)	(49.4)
Loaner instrumentation	(49.3)	(50.1)	(102.5)	(101.4)
Accounts payable	(8.1)	10.6	(4.6)	(17.8)
Accrued expenses and other liabilities	82.7	21.8	(72.0)	(75.0)
Income taxes	(99.9)	(79.6)	(32.8)	(33.5)
Other	0.6	10.9	3.5	(0.3)
Net cash used in discontinued operations	-	(11.1)	-	(9.9)
Net cash provided by operating activities	240.3	210.9	431.1	363.6

Investing Activities
Acquisitions, net of cash acquired	(2.4)	(31.9)	(8.6)	(37.6)
Proceeds from sale of discontinued operations, net of cash divested	-	144.7	-	144.7
Purchases of marketable securities	(3,599.6)	(3,425.2)	(9,682.8)	(5,225.4)
Proceeds from sales of marketable securities	3,397.5	2,987.5	9,572.3	4,616.3
Purchases of property, plant and equipment	(41.2)	(39.1)	(72.1)	(79.9)
Proceeds from sales of property, plant and equipment	0.1	0.1	0.2	0.3
Net cash used in discontinued operations	-	(0.4)	-	(1.6)
Net cash used in investing activities	(245.6)	(364.3)	(191.0)	(583.2)

Financing Activities
Proceeds from borrowings	7.2	74.2	10.4	93.2
Payments on borrowings	(0.9)	(72.3)	(3.3)	(90.9)
Dividends paid	-	-	(135.6)	(89.7)
Proceeds from exercise of stock options	10.7	20.2	25.2	37.5
Excess income tax benefit from exercise of stock options	3.2	8.1	8.8	22.8
Other	(13.4)	(2.5)	(29.0)	(4.0)
Net cash provided by (used in) financing activities	6.8	27.7	(123.5)	(31.1)
Effect of exchange rate changes on cash and cash equivalents	(3.4)	1.4	14.5	4.1
Increase (decrease) in cash and cash equivalents	($1.9)	($124.3)	$131.1	($246.6)

See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

June 30, 2008

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the six-months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008.  This Statement allows companies the option to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company has elected not to apply the fair value option to any of its financial instruments except for those expressly required by U.S. GAAP.  The Company follows the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities in accounting for its marketable securities, which are classified as available-for-sale and trading investments. The Company also follows the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and No. 138, in accounting for its derivative financial instruments. These Statements require the Company to recognize all marketable securities and derivative financial instruments on the condensed consolidated balance sheets at fair value.

Recently Issued Accounting Standards: In 2007 the FASB issued Statement No. 141(R), Business Combinations - a replacement of FASB Statement No. 141.  This Statement significantly changes the principles and requirements for how a business combination is recognized and measured in a company's financial statements including the identifiable assets acquired and the liabilities assumed.  This Statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement is effective prospectively, except for certain retrospective adjustments to deferred income tax balances, for the Company beginning on January 1, 2009. The Company has not yet determined the impact, if any, the adoption of this Statement will have on the financial position of the Company.

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

Level 1:   Financial instruments with unadjusted, quoted prices listed on active market exchanges.

Level 2:   Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:   Financial instruments that are not actively traded on a market exchange.  This category includes situations where there is little, if any, market activity for the financial instrument.  The prices are determined using significant unobservable inputs or valuation techniques.

The following table summarizes the valuation of the Company's financial instruments by the above pricing categories as of June 30, 2008 (in millions):

			Prices With
		Quoted Prices	Other	Prices With
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$421.6	$421.6
Available-for-sale marketable securities	2,297.5	--	$2,141.1	$156.4
Trading marketable securities	34.8	34.8	--	--
Foreign currency exchange contracts	4.3	--	4.3	--
	$2,758.2	$456.4	$2,145.4	$156.4

Liabilities:
Deferred compensation arrangements	$34.8	$34.8	$ --	$ --
	$34.8	$34.8	$ --	$ --

            The Company's available-for-sale marketable securities include investments in auction-rate securities (ARS), the majority of which are triple A rated (per Standard & Poor's) and collateralized by student loans guaranteed by the U.S. Department of Education.  The interest rates of these ARS investments are reset through an auction process, most commonly at intervals of 7, 28 and 35 days.  The auction process is designed to provide a means by which these securities can be bought and sold and has historically provided a liquid market.  As of June 30, 2008, the Company had ARS investments totaling $166.8 million at par value with an estimated fair value of $156.4 million.  The fair value for these ARS investments is based on third-party pricing models and is classified as a Level 3 pricing category in accordance with

FASB Statement No. 157.  The pricing model was largely based on the credit quality of the sector, underlying final maturity dates and the general lack of liquidity in auction markets.

Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the ARS investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids.  To date the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future. While the recent auction failures will limit the Company's ability to liquidate these investments, the Company believes that the ARS failures will have no impact on its ability to fund ongoing operations and growth initiatives. The Company has the ability and intent to hold these ARS until a recovery of fair value up to the par value of the securities, which in certain cases may mean until maturity.  Therefore, the Company has not recognized an other than temporary impairment charge.  As a result of the persistent failed auctions and the uncertainty of when these investments could be successfully liquidated at par, the Company has recorded all of its ARS investments as non-current assets within the condensed consolidated balance sheet at June 30, 2008.

The following table presents a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) at June 30, 2008 (in millions):

Balance as of January 1, 2008	$ --
Transfers into Level 3	167.2
Unrealized losses	(10.5)
Other	(0.3)
Balance as of June 30, 2008	$156.4

The $10.5 million of unrealized losses presented in the table above relate to investments in ARS that are still held at June 30, 2008, and the Company presents these unrealized losses, net of income taxes, as a component of comprehensive earnings in the condensed consolidated statement of shareholders' equity.

NOTE 3

COMPREHENSIVE EARNINGS

The Company follows FASB Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive earnings and its components.  The comprehensive earnings for the six months ended June 30, 2008 and 2007 were $767.5 million and $535.6 million, respectively, and for the three months ended June 30, 2008 and 2007 were $257.6 million and $276.8 million, respectively.

NOTE 4

ACCOUNTS RECEIVABLE SECURITIZATION

            On April 25, 2008, the Company amended and restated its accounts receivable securitization facility, which is more fully described in Note 1 to the Consolidated Financial Statements included in the Company's Form 10-K, to reduce the aggregate undivided percentage ownership interest in receivables that Stryker Funding Corporation (SFC), a wholly owned special-purpose subsidiary of the Company, may sell to bank-administered commercial paper conduits from $200.0 million to $100.0 million.  There were no amounts of undivided percentage ownership interests in accounts receivable sold by SFC as of June 30, 2008 and December 31, 2007.

NOTE 5

INVENTORIES

            Inventories are as follows (in millions):

	June 30	December 31
	2008	2007
Finished goods	$736.2	$614.0
Work-in-process	96.8	75.9
Raw material	123.9	110.0
FIFO Cost	956.9	799.9
Less LIFO reserve	(3.7)	(3.7)
	$953.2	$796.2

NOTE 6

ACQUISITIONS

             In 2006 the Company acquired all of the outstanding stock of Sightline Technologies Ltd. (Sightline), a private, development-stage company, for an upfront payment of $50.0 million in cash plus certain transaction costs and the assumption of certain liabilities.  The acquisition of Sightline, a developer of flexible endoscopes, is expected to enhance the Company's presence in the gastrointestinal and other markets within its MedSurg Equipment segment. The purchase price was allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition. Terms of the transaction also include potential milestone payments of up to an additional $90.0 million upon the achievement of certain operational and financial targets related to Sightline's products, the first of which is expected to occur in 2009.  The potential milestone payments are expected to be capitalized at their fair values as intangible assets at the time of payment and will be amortized over their remaining useful lives.

In 2005 the Company acquired, by merger, all of the outstanding stock of PlasmaSol Corp. (PlasmaSol), a private, development-stage company.  PlasmaSol is a developer of a technology that should allow Stryker to provide sterilization equipment for use with certain of its MedSurg Equipment products. The cost of the transaction totaled $17.5 million including an upfront payment in cash plus the assumption of certain liabilities. The purchase price was allocated to assets acquired, primarily deferred income tax assets associated with acquired net operating losses and purchased in-process research and development based on their estimated fair value at the date of acquisition.

            In 2004 the Company acquired all of the outstanding stock of SpineCore, Inc. (SpineCore), a developer of artificial lumbar and cervical discs for an upfront payment of $120.0 million in cash plus certain transaction costs. Terms of the transaction also include potential milestone and royalty payments of up to an additional $240.0 million upon commercialization of SpineCore's products in the United States, the first of which is expected to occur in 2009.  The potential milestone payments are expected to be capitalized at their fair values as intangible assets at the time of payment and will be amortized over their remaining useful lives.  Current products under development include the FlexiCore lumbar artificial disc and the CerviCore cervical artificial disc.

            The Company believes that the technologies acquired in each of the Sightline, PlasmaSol and SpineCore acquisitions will result in the introduction of new products and additional future sales.  However, unanticipated issues may arise that could delay or terminate a product's development prior to regulatory approval or commercialization, which could have an unfavorable impact on the Company's operating results.  As of June 30, 2008, the Company must refine certain product specifications highlighted during customer preference trials and validate manufacturing processes in order to achieve its plan for initial commercialization of the flexible endoscope technologies in 2009.  As of June 30, 2008, the Company had not encountered significant issues and expects completion of the development and initial commercialization of the FlexiCore lumbar artificial disc in 2009 and the CerviCore cervical artificial disc and the sterilization technology in 2010, following receipt of all required regulatory approvals.

NOTE 7

DISCONTINUED OPERATIONS

            In 2007 the Company sold its outpatient physical therapy business, Physiotherapy Associates, to Water Street Healthcare Partners, for $150.0 million in cash less certain indebtedness. The sale of Physiotherapy allows the Company to focus its efforts on the medical technology market.  The sale of Physiotherapy resulted in a second quarter 2007 gain of $25.7 million (net of $15.0 million income tax expense), or $.06 per diluted share. Net sales from discontinued operations for the six months and three months ended June 30, 2007 were $107.4 million and $43.6 million, respectively. Net earnings from discontinued operations for the six months and three months ended June 30, 2007 were $5.0 million and $3.3 million, respectively

NOTE 8

NET EARNINGS PER SHARE

            The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant.  Options to purchase 3.3 million and 1.7 million shares of common stock during the six months ended June 30, 2008 and 2007, respectively, and 3.2 million shares of common stock during the three months ended June 30, 2008 were outstanding but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.  During the three months ended June 30, 2007, all outstanding options to purchase shares of common stock were included in the computation of diluted net earnings per share.

NOTE 9

RETIREMENT PLANS

            Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Service cost	$4.4	$3.0	$8.6	$6.0
Interest cost	3.3	2.3	6.4	4.4
Expected return on plan assets	(2.9)	(1.9)	(5.7)	(3.7)
Amortization of transition amounts and prior service cost	--	0.1	0.1	0.3
Recognized actuarial loss	0.1	0.2	0.1	0.3
Net periodic benefit cost	$4.9	$3.7	$9.5	$7.3

            The Company previously disclosed in its 2007 Form 10-K that it anticipated contributing approximately $12.5 million to its defined benefit plans in 2008 to meet minimum funding requirements.  As of June 30, 2008, $5.9 million of contributions have been made.

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

            The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 of the Company's 2007 Form 10-K.  The Company measures the financial results of its reportable segments using an internal performance measure that excludes the intangible asset impairment charge recorded in the second quarter of 2007 and the effect of share-based compensation, which includes compensation related to both employee and director stock option plans and restricted stock grants.

Sales and net earnings (loss) from continuing operations by business segment follow (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended June 30, 2008
Net sales	$1,016.2	$696.4		$1,712.6
Segment net earnings (loss)	197.7	121.6	($2.5)	316.8
Less share-based compensation, net of
income tax benefit				11.0
Net earnings from continuing operations				$305.8

Three Months Ended June 30, 2007
Net sales	$887.4	$576.3		$1,463.7
Segment net earnings (loss)	166.9	97.6	($1.6)	262.9
Less intangible asset impairment charge,
net of income tax benefit				12.7
Less share-based compensation, net of
income tax benefit				10.1
Net earnings from continuing operations				$240.1

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Six Months Ended June 30, 2008
Net sales	$1,987.3	$1,359.7		$3,347.0
Segment net earnings (loss)	387.4	232.8	($1.8)	618.4
Less share-based compensation, net of
income tax benefit				22.1
Net earnings from continuing operations				$596.3

Six Months Ended June 30, 2007
Net sales	$1,751.4	$1,137.8		$2,889.2
Segment net earnings (loss)	330.9	185.6	($1.5)	515.0
Less intangible asset impairment charge, net
of income tax benefit				12.7
Less share-based compensation, net of
income tax benefit				20.4
Net earnings from continuing operations				$481.9

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
AND RESULTS OF OPERATIONS

            Throughout this discussion, references are made to the following financial measures:  "constant currency," "adjusted net earnings from continuing operations," "adjusted basic net earnings per share from continuing operations" and "adjusted diluted net earnings per share from continuing operations." These financial measures are an alternative representation of Stryker Corporation's (the Company or Stryker) past and potential future operational performance and do not replace the presentation of the Company's reported financial results under U.S. generally accepted accounting principles (GAAP). The Company has provided these supplemental non-GAAP financial measures because they provide meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses these non-GAAP financial measures for reviewing the operating results of its business segments, for analyzing potential future business trends in connection with its budget process and bases certain annual bonus plans on these non-GAAP financial measures.  In order to measure the Company's sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales. Constant currency results are calculated by translating current year results at prior year average foreign currency exchange rates.  In order to measure the Company's earnings performance on a consistent and comparable basis, the Company excludes the intangible asset impairment charge recorded in the second quarter of 2007 which affects the comparability of operating results and the trend of earnings. Additional details regarding the nature, determination and financial statement impact of the intangible asset impairment charge are included in Results of Operations.  In addition, the Company believes investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results.  The Company encourages investors and other users of these financial statements to review its Condensed Consolidated Financial Statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

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

            Domestic sales accounted for 62% and 64% of total revenues in the first half of 2008 and 2007, respectively, and 61% and 64% in the second quarter of 2008 and 2007, respectively.  Most of the Company's products are marketed directly to doctors, hospitals and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

            International sales accounted for 38% and 36% of total revenues in the first half of 2008 and 2007, respectively, and 39% and 36% in the second quarter of 2008 and 2007, respectively.  The Company's products are sold in more than 100 countries through both Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

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

            In 2007 the Company sold its outpatient physical therapy business, Physiotherapy Associates, to Water Street Healthcare Partners for $150.0 million in cash less certain indebtedness.  Physiotherapy Associates' operating results are reported as discontinued operations for the first half and second quarter of 2007.

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

The financial forecast for 2008 remains unchanged and includes a constant currency net sales increase in the range of 11% to 13% as a result of growth in shipments of Orthopaedic Implants and MedSurg Equipment.  If foreign currency exchange rates hold near June 30, 2008 levels, the Company anticipates a favorable impact on net sales of approximately 2.5% to 3% in the third quarter of 2008 and a favorable impact on net sales of approximately 3% to 3.5% for the full year of 2008.

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

Results of Operations

            The table below outlines the components of net earnings from continuing operations from the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Six Months Ended		Percentage
	June 30		Change
	2008	2007	2008/2007
Net sales	100.0	100.0	16
Cost of sales	30.9	30.6	17
Gross profit	69.1	69.4	15
Research, development and engineering expenses	5.2	6.1	(1)
Selling, general and administrative expenses	39.8	39.8	16
Intangibles amortization	0.6	0.8	(7)
Intangible asset impairment	--	0.7	(100)
Operating income	23.4	22.1	23
Other income (expense)	1.2	1.1	27
Earnings from continuing operations before income taxes	24.6	23.1	23
Income taxes	6.8	6.4	22
Net earnings from continuing operations	17.8	16.7	24

Percentage of Net Sales
	Three Months Ended		Percentage
	June 30		Change
	2008	2007	2008/2007
Net sales	100.0	100.0	17
Cost of sales	31.1	30.4	20
Gross profit	68.9	69.6	16
Research, development and engineering expenses	5.3	6.3	(2)
Selling, general and administrative expenses	39.6	39.7	17
Intangibles amortization	0.6	0.8	(9)
Intangible asset impairment	--	1.4	(100)
Operating income	23.4	21.5	27
Other income (expense)	1.1	1.2	14
Earnings from continuing operations before income taxes	24.5	22.7	27
Income taxes	6.7	6.3	25
Net earnings from continuing operations	17.9	16.4	27

            The table below sets forth domestic/international and product line sales information (in millions):

			Percentage Change
	Six Months Ended		2008/2007
	June 30			Constant
	2008	2007	Reported	Currency
Domestic/international sales:
Domestic	$2,085.7	$1,849.7	13	13
International	1,261.3	1,039.5	21	9
Total net sales	$3,347.0	$2,889.2	16	11

Product line sales:
Orthopaedic Implants	$1,987.3	$1,751.4	13	8
MedSurg Equipment	1,359.7	1,137.8	20	16
Total net sales	$3,347.0	$2,889.2	16	11

			Percentage Change
	Three Months Ended		2008/2007
	June 30			Constant
	2008	2007	Reported	Currency
Domestic/international sales:
Domestic	$1,052.8	$936.5	12	12
International	659.8	527.2	25	13
Total net sales	$1,712.6	$1,463.7	17	13

Product line sales:
Orthopaedic Implants	$1,016.2	$887.4	15	9
MedSurg Equipment	696.4	576.3	21	18
Total net sales	$1,712.6	$1,463.7	17	13

            The table below sets forth additional geographical sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis:

	Six Months Ended June 30 2008/2007
	Percentage Change

	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency
Orthopaedic Implants sales:
Hips	2	9	(1)	6	0
Knees	12	21	9	16	11
Trauma	18	27	12	23	15
Spine	23	17	4	21	17
Craniomaxillofacial	26	19	8	24	20
Total Orthopaedic Implants	10	18	6	13	8

MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	18	31	18	22	18
Endoscopic, communications and digital
imaging systems	12	33	20	16	13
Patient handling and emergency
medical equipment	17	29	17	19	17
Total MedSurg Equipment	16	31	19	20	16

	Three Months Ended June 30 2008/2007
	Percentage Change

	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency
Orthopaedic Implants sales:
Hips	3	12	2	7	2
Knees	13	25	13	18	13
Trauma	13	28	13	22	13
Spine	22	19	7	21	17
Craniomaxillofacial	23	22	11	22	18
Total Orthopaedic Implants	10	21	8	15	9

MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	21	38	25	26	22
Endoscopic, communications and digital
imaging systems	11	33	21	16	13
Patient handling and emergency
medical equipment	13	43	32	18	16
Total MedSurg Equipment	16	37	25	21	18

            The Company's net sales increased 16% in the first half of 2008 to $3,347.0 million from $2,889.2 million in 2007.  For the second quarter of 2008 net sales were $1,712.6 million, representing a 17% increase over net sales of $1,463.7 million in the second quarter of 2007.  Net sales in the first half grew by 11% as a result of increased unit volume and changes in product mix, by 4% due to favorable changes in foreign currency exchange rates and changes in price had a favorable impact on net sales growth of 1%.  Net sales in the second quarter grew by 12% as a result of increased unit volume and changes in product mix, by 4% due to favorable changes in foreign currency exchange rates and changes in price had a favorable impact on net sales growth of 1%.

            The Company's domestic sales were $2,085.7 million for the first half of 2008 and $1,052.8 million for the second quarter of 2008, representing increases of 13% and 12%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  International sales were $1,261.3 million for the first half of 2008 and $659.8 million for the second quarter of 2008, representing increases of 21% and 25%, respectively. The impact of foreign currency comparisons to the dollar value of international sales was favorable by $127.0 million in the first half of 2008 and by $65.0 million in the second quarter of 2008.  On a constant currency basis, international sales increased 9% in the first half of 2008 and 13% in the second quarter of 2008 as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.

            Worldwide sales of Orthopaedic Implants were $1,987.3 million for the first half of 2008 and $1,016.2 million for the second quarter of 2008, representing increases of 13% and 15%, respectively. On a constant currency basis, sales of Orthopaedic Implants increased 8% and 9% for the first half and second quarter of 2008, respectively, as a result of higher shipments of reconstructive, trauma, and spinal and craniomaxillofacial implant systems.

Hip Implant Systems:  Sales of hip implant systems increased 6% in the first half of 2008 and 7% in the second quarter (0% and 2%, respectively, on a constant currency basis).  In the United States, sales growth was driven by sales of Cormet Hip Resurfacing and sales growth in Accolade cementless hip products, X3 Polyethylene and Restoration Modular Hip System revision hip products partially offset by declines in other hip systems sales including Trident related hip products.  Sales growth in several hip systems, including Exeter and ABG II in Europe and the Pacific region and Securfit in Japan, led to the Company's constant currency sales growth for the first half and second quarter of 2008.

Knee Implant Systems:  Sales of knee implant systems increased 16% in the first half of 2008 and 18% in the second quarter (11% and 13%, respectively, on a constant currency basis) due to strong worldwide sales growth of the Triathlon knee system as well as strong sales growth in the Scorpio knee system in Japan.

            Trauma Implant Systems:  Sales of trauma implant systems increased 23% in the first half of 2008 and 22% in the second quarter (15% and 13%, respectively, on a constant currency basis) as a result of strong worldwide sales growth in the Gamma 3 Hip Fracture System, the Company's SPS Calcaneal foot plating system as well as strong sales growth of the VariAx distal radius products in the United States, Europe, Canada and the Pacific region.

            Spinal Implant Systems:  Sales of spinal implant systems increased 21% in both the first half and second quarter of 2008  (17% in both periods on a constant currency basis) primarily due to strong worldwide sales growth of thoracolumbar implant systems, interbody devices and cervical implants.

            Craniomaxillofacial Implant Systems:  Sales of craniomaxillofacial implant systems increased 24% in the first half of 2008 and 22% in the second quarter (20% and 18%, respectively, on a constant currency basis) primarily due to strong domestic sales growth led by products for neurological indications and the HydroSet injectible bone substitute product.

            Worldwide sales of MedSurg Equipment were $1,359.7 million for the first half of 2008 and $696.4 million for the second quarter of 2008, representing increases of 20% and 21%, respectively. On a constant currency basis, sales of MedSurg Equipment increased 16% and 18% for the first half and second quarter of 2008, respectively, as a result of higher shipments of surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.

            Surgical Equipment and Surgical Navigation Systems:  Sales of surgical equipment and surgical navigation systems increased 22% in the first half of 2008 and 26% in the second quarter (18% and 22%, respectively, on a constant currency basis) due to strong domestic sales growth in powered surgical and operating room equipment and interventional pain products.  Strong sales growth in powered surgical instruments and interventional pain products in international markets also led to the Company's constant currency sales growth.

            Endoscopic, Communications and Digital Imaging Systems:  Sales of endoscopic, communications and digital imaging systems increased 16% in both the first half and second quarter of 2008 (13% in both periods, on a constant currency basis) as a result of strong worldwide sales growth of arthroscopy products as well as strong international sales growth of general surgery and medical video imaging equipment, led by the 1188 HD Camera and complementary products such as the X8000 Lightsource and the Vision Elect Monitor.  Solid growth in communications products in the United States also drove sales in the quarter, led by the Infinity II Communications Platform.

            Patient Handling and Emergency Medical Equipment:  Sales of patient handling and emergency medical equipment increased 19% in the first half of 2008 and 18% in the second quarter (17% and 16%, respectively, on a constant currency basis) due to strong sales growth of EMS and hospital bed products in the United States, Latin America and the Pacific region as well as strong sales growth of stretchers in the United States, Latin America, Europe and Canada.

Cost of sales in the first half of 2008 represented 30.9% of sales compared to 30.6% in the same period of 2007.  In the second quarter of 2008, the cost of sales percentages increased to 31.1% from 30.4% in the second quarter of 2007. The increase in the cost of sales percentage is primarily due to increased quality initiative costs, higher excess and obsolete inventory costs associated with implant businesses, increased shipping costs as well as higher royalty costs as a percent of sales.

            Research, development and engineering expenses represented 5.2% of sales in the first half of 2008 compared to 6.1% in the same period of 2007 and decreased 1% to $175.4 million.  These costs decreased 2% in the second quarter and represented 5.3% of sales in 2008 compared to 6.3% in 2007.  As anticipated, the spending level in the first half and second quarter of 2008 decreased as the Company implemented a more normalized level of spending for these costs compared to prior periods.  The lower spending level in the second quarter of 2008 is also the result of the Company's focus of research and development resources on quality initiatives, which has slowed down some research and development and reduced outside contractor spending on certain projects.  Given the timing of projects, the spending level will likely vary from quarter to quarter as a percent of sales on a prospective basis.

            Selling, general and administrative expenses increased 16% in the first half of 2008 and represented 39.8% of sales in the first half of both 2008 and 2007.  In the second quarter, these expenses increased 17% and represented 39.6% of sales in 2008 compared to 39.7% in 2007.  The decrease in selling, general and administrative expenses as a percent of sales in the quarter is primarily due to lower sales-related costs, partially offset by increases in costs associated with compliance activities.

            In the second quarter of 2007, the Company recorded a $19.8 million charge ($12.7 million net of income taxes) within its Orthopaedic Implants segment to write-off patents associated with intervertebral body fusion cage products.  The impairment followed a United States Food and Drug Administration (FDA) decision to downgrade certain intervertebral body fusion products to class II devices, along with a weak market for sales of these specific products.  As a result, the Company performed a discounted cash flow analysis over the remaining life of the patented technologies and determined the charge to recognize an intangible asset impairment was required.

            Interest and marketable securities income, which is included in other income (expense), increased to $54.3 million in the first half of 2008 from $36.1 million in 2007 and increased to $26.4 million in the second quarter of 2008 from $19.5 million in 2007 as a result of increased cash and cash equivalents and marketable securities balances compared to the prior year period.

            The Company's effective income tax rates on earnings from continuing operations for the first half and second quarter of 2008 were 27.6% and 27.2%, respectively, as compared to effective income tax rates for the year ended December 31, 2007 and the first half and second quarter of 2007 of 28.0%, 27.9% and 27.6%, respectively.  The effective income tax rates for the year ended December 31, 2007 and the first half and second quarter of 2007 reflect the impact of the intangible asset impairment charge of $12.7 million (net of $7.1 million income tax benefit).

            Net earnings from continuing operations for the first half of 2008 were $596.3 million, an increase of 24% compared to net earnings from continuing operations of $481.9 million in the first half of 2007.  Basic net earnings per share from continuing operations increased 23% in the first half of 2008 to $1.45 from $1.18 in 2007, and diluted net earnings per share from continuing operations increased 23% in the first half of 2008 to $1.43 from $1.16 in 2007.  Net earnings from continuing operations for the second quarter of 2008 were $305.8 million representing a 27% increase over net earnings from continuing operations of $240.1 million in the second quarter of 2007.  Basic net earnings per share from continuing operations increased 25% in the second quarter of 2008 to $.74 from $.59 in 2007, and diluted net earnings per share from continuing operations increased 26% in the second quarter of 2008 to $.73 from $.58 in 2007.

            Excluding the impact of the charge to reflect the intangible asset impairment in the second quarter of 2007, net earnings from continuing operations for the first half of 2008 of $596.3 million increased by 21% over adjusted net earnings from continuing operations of $494.6 million for the first half of 2007. Basic net earnings per share from continuing operations for the first half of 2008 of $1.45 increased by 20% over adjusted basic net earnings per share from continuing operations of $1.21 for the first half of 2007, and diluted net earnings per share from continuing operations for the first half of 2008 of $1.43 increased by 20% over adjusted diluted net earnings per share from continuing operations of $1.19 for the first half of 2007.  Excluding the impact of the charge to reflect the intangible asset impairment in the second quarter of 2007, net earnings from continuing operations for the second quarter of 2008 of $305.8 million increased by 21% over adjusted net earnings from continuing operations of $252.8 million for the second quarter of 2007.  Basic net earnings per share from continuing operations of $.74 increased by 19% over adjusted basic net earnings per share from continuing operations of $.62 for the second quarter of 2007, and diluted net earnings per share from continuing operations of $.73 increased by 20% over adjusted diluted net earnings per share from continuing operations of $.61 for the second quarter of 2007.

            The reconciliations of these non-GAAP financial measures are as follows (in millions, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30			June 30
			Percentage			Percentage
	2008	2007	Change	2008	2007	Change
Reported net earnings from
continuing operations	$305.8	$240.1	27	$596.3	$481.9	24
Intangible asset impairment	--	12.7	(100)	--	12.7	(100)
Adjusted net earnings from
continuing operations	$305.8	$252.8	21	$596.3	$494.6	21

Basic net earnings per share:
Reported basic net earnings per
share from continuing operations	$.74	$.59	25	$1.45	$1.18	23
Intangible asset impairment	$--	$.03	(100)	$--	$.03	(100)
Adjusted basic net earnings per
share from continuing operations	$.74	$.62	19	$1.45	$1.21	20

Weighted-average basic
shares outstanding	412.0	409.4		411.7	409.0

Diluted net earnings per share:
Reported diluted net earnings per
share from continuing operations	$.73	$.58	26	$1.43	$1.16	23
Intangible asset impairment	$--	$.03	(100)	$--	$.03	(100)
Adjusted diluted net earnings per
share from continuing operations	$.73	$.61	20	$1.43	$1.19	20

Weighted-average diluted
shares outstanding	417.9	416.9		417.9	416.5

            The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

            The sale of Physiotherapy Associates resulted in a gain on the sale of discontinued operations of $25.7 million (net of income taxes), or $.06 per diluted share in the second quarter of 2007.  Net earnings from discontinued operations for the first half of 2007 were $5.0 million and net earnings from discontinued operations for the second quarter of 2007 were $3.3 million.

            Net earnings for the first half of 2008 were $596.3 million, an increase of 16% compared to net earnings of $512.6 million for the first half of 2007.  Basic net earnings per share increased 16% in the first half of 2008 to $1.45 from $1.25 in 2007, and diluted net earnings per share increased 16% in the first half of 2008 to $1.43 from $1.23 in 2007.  Net earnings for the second quarter of 2008 were $305.8 million, representing a 14% increase over net earnings of $269.1 million for the second quarter of 2007.  Basic net earnings per share increased 12% in the second quarter of 2008 to $.74 from $.66 in 2007, and diluted net earnings per share increased 12% in the second quarter of 2008 to $.73 from $.65 in 2007.

Liquidity and Capital Resources

            The Company's working capital at June 30, 2008, increased $659.0 million to $4,230.9 million from working capital of $3,571.9 million at December 31, 2007.  The increase in working capital resulted from growth in the Company's overall business and the use of cash earnings to fund increases in accounts receivable, inventories and prepaid expenses.  Accounts receivable days sales outstanding increased three days to 59 days at June 30, 2008 from 56 days at December 31, 2007 and days sales in inventory increased 25 days to 162 days at June 30, 2008 from 137 days at December 31, 2007.  Days sales outstanding increased one day and days sales in inventory increased 13 days compared to the June 30, 2007 levels.  The days sales outstanding at June 30, 2008 is consistent with historical levels.  Days sales in inventory at June 30, 2008 is higher than the prior year periods primarily due to higher levels of inventory in support of anticipated product launches and third quarter sales as well as unfavorable effects of foreign currency exchange rate movements.

            The Company generated cash of $431.1 million from operations in the first six months of 2008 compared to $363.6 million in 2007.  In the second quarter, the Company generated cash from operations of $240.3 million compared to $210.9 million in 2007. The increase in cash provided by operating activities in the first six months and second quarter of 2008 compared to 2007 is primarily due to increased earnings partially offset by increased inventory levels and other working capital items.

In the first half of 2008, the Company used cash of $135.6 million for the payment of dividends, $72.1 million for capital expenditures and $8.6 million for acquisitions.  The Company also purchases and sells marketable securities, which are classified as available-for-sale investments in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

            The Company had $421.6 million in cash and cash equivalents and $2,141.1 million in marketable securities at June 30, 2008.  The Company had outstanding borrowings totaling $23.8 million at June 30, 2008.  The Company believes its cash on hand and marketable securities, as well as anticipated future cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings; loaner instrumentation for surgical implants in support of new product launches; and future repurchases of its common stock pursuant to the previously announced $750 million share repurchase plan.  Should additional funds be required, the Company had $1,079.1 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $1,000.0 million 5-year nonamortizing, revolving Unsecured Credit Facility that expires in November 2010.  In addition, the Company had the entire $100.0 million accounts receivable securitization facility available at June 30, 2008.

            The Company's available-for-sale marketable securities include investments in auction-rate securities (ARS), the majority of which are triple A rated (per Standard & Poor's) and collateralized by student loans guaranteed by the U.S. Department of Education.  The interest rates of these ARS investments are reset through an auction process, most commonly at intervals of 7, 28 and 35 days.  The auction process is designed to provide a means by which these securities can be bought and sold and has historically provided a liquid market.  As of June 30, 2008, the Company had ARS investments totaling $166.8 million at par value invested with an estimated fair value of $156.4 million.  The fair value for these ARS investments is based on third-party pricing models and is classified as a Level 3 pricing category in accordance with FASB Statement No. 157.  The pricing model was largely based on the credit quality of the sector, underlying final maturity dates, and the general lack of liquidity in auction markets.

            Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the ARS investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids.  To date the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future. While the recent auction failures will limit the Company's ability to liquidate these investments, the Company believes that the ARS failures will have no impact on its ability to fund ongoing operations and growth initiatives. The Company has the ability and intent to hold these ARS until a recovery of fair value up to the par value of the securities, which in certain cases may mean until maturity.  Therefore, the Company has not recognized an other than temporary impairment charge.  As a result of the persistent failed auctions and the uncertainty of when these investments could be successfully liquidated at par, the Company has recorded all of its ARS investments as non-current assets within the condensed consolidated balance sheet at June 30, 2008.

Other Matters

            The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies.  For the first half of 2008, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets, and the related deferred gain in shareholders' equity, by $182.5 million.

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

Forward-Looking Statements

            This report contains information that includes or is based on forward-looking statements within the meaning of the federal securities law that are subject to various risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied in such statements.  Such factors include, but are not limited to: pricing pressures generally, including cost-containment measures that could adversely affect the price of or demand for the Company's products; regulatory actions; unanticipated issues arising in connection with clinical studies and otherwise that affect FDA approval of additional OP-1 applications, the FlexiCore and CerviCore spinal implant products, the PlasmaSol sterilization products or other new product introductions; issues that could further delay the introduction of the Sightline product line; changes in reimbursement levels from third-party payors; a significant increase in product liability claims;

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

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2008 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting - There was no change to the Company's internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Other Matters - The Company is in the process of implementing new Enterprise Resource Planning (ERP) systems at certain of its divisions.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting.  The Company's European, Middle East, Africa division continues to transition to its new ERP system.  In connection with this ERP system implementation, the Company will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  The Company does not believe that this ERP system implementation will have an adverse effect on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

            There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A.	RISK FACTORS

            There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The Company issued 1,630 shares of Common Stock in the second quarter of 2008 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(c)	At the Annual Meeting of Shareholders held on April 23, 2008, the shareholders elected seven directors, ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm, and approved the 2008 Employee Stock Purchase Plan. The voting results were as follows:

1.	Election of directors:

	Shares
Name	For	Withheld
John W. Brown	360,105,441	14,908,539
Howard E. Cox, Jr.	366,063,620	8,950,361
Donald M. Engelman, Ph.D.	358,294,279	16,719,701
Louise L. Francesconi	363,407,982	11,605,998
Stephen P. MacMillan	363,985,570	11,028,411
William U. Parfet	362,481,262	12,532,719
Ronda E. Stryker	353,422,516	21,591,465

2.	Ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for 2008:

Shares
For	Against	Abstain
366,621,178	6,517,320	1,875,412

3.	Approval of the 2008 Employee Stock Purchase Plan:

Shares
			Broker
For	Against	Abstain	non-votes
320,702,162	2,969,391	2,115,195	49,227,232

Note:  The voting results above supersede those presented in the Quarterly Report on Form 10-Q for the period ended March 31, 2008.

ITEM 6.	EXHIBITS

(a)	Exhibits

10(i)*	2006 Long-Term Incentive Plan (as Amended Effective July 23, 2008)

10(ii)*	1998 Stock Option Plan (as Amended Effective July 23, 2008)

31(i)	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)

31(ii)	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

32(i)	Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350

32(ii)	Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350

* compensation arrangement

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

August 7, 2008	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, President
and Chief Executive Officer
(Principal Executive Officer)

August 7, 2008	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10 -	Material Contracts
(i)*	2006 Long-Term Incentive Plan (as Amended Effective July 23, 2008)
(ii)*	1998 Stock Option Plan (as Amended Effective July 23, 2008)

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation

* compensation arrangement