Form 10-Q
period 2008-09-30
STRYKER CORP
filed 2008-11-03
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

YES [  ]         NO [X]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

403,734,601 shares of Common Stock, $.10 par value, as of September 30, 2008.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	September 30	December 31
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$668.0	$290.5
Marketable securities	1,539.5	2,120.3
Accounts receivable, less allowance of $45.2 ($44.5 in 2007)	1,105.1	1,030.7
Inventories	981.2	796.2
Deferred income taxes	561.2	534.4
Prepaid expenses and other current assets	136.2	132.8
Total current assets	4,991.2	4,904.9

Property, Plant and Equipment, less allowance for depreciation of
$899.5 ($794.3 in 2007)	992.8	991.6

Other Assets
Goodwill	531.2	527.4
Other intangibles, less accumulated amortization of $391.9 ($356.2 in 2007)	378.0	398.1
Loaner instrumentation, less accumulated amortization of $786.6 ($708.7 in 2007)	281.0	293.1
Deferred income taxes	175.0	171.8
Other	225.4	67.1
	1,590.6	1,457.5
	$7,574.6	$7,354.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$262.5	$265.5
Accrued compensation	287.7	313.7
Income taxes	16.1	58.7
Dividend payable	-	135.6
Accrued expenses and other liabilities	555.9	542.7
Current maturities of debt	21.2	16.8
Total current liabilities	1,143.4	1,333.0

Other Liabilities	686.1	642.5

Shareholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding - 403.7shares (411.0 in 2007)	40.4	41.1
Additional paid-in capital	788.4	711.9
Retained earnings	4,657.2	4,364.7
Accumulated other comprehensive gain	259.1	260.8
Total shareholders' equity	5,745.1	5,378.5
	$7,574.6	$7,354.0

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net sales	$1,653.0	$1,453.2	$5,000.0	$4,342.4
Cost of sales	541.7	457.0	1,575.4	1,340.7
Gross profit	1,111.3	996.2	3,424.6	3,001.7

Research, development and engineering expenses	92.6	96.8	268.0	273.5
Selling, general and administrative expenses	644.8	582.9	1,977.5	1,732.6
Intangibles amortization	9.8	9.2	30.4	31.4
Intangible asset impairment	-	-	-	19.8
	747.2	688.9	2,275.9	2,057.3
Operating income	364.1	307.3	1,148.7	944.4
Other income (expense)	11.9	10.6	51.4	41.7
Earnings from continuing operations before income taxes	376.0	317.9	1,200.1	986.1
Income taxes	102.2	89.2	330.0	275.5
Net earnings from continuing operations	273.8	228.7	870.1	710.6
Net earnings from discontinued operations	-	-	-	5.0
Net gain on sale of discontinued operations	-	-	-	25.7
Net earnings	$273.8	$228.7	$870.1	$741.3

Basic net earnings per share:
Net earnings from continuing operations	$.67	$.56	$2.12	$1.74
Net earnings from discontinued operations	-	-	-	$.01
Net gain on sale of discontinued operations	-	-	-	$.06
Basic net earnings per share	$.67	$.56	$2.12	$1.81

Diluted net earnings per share:
Net earnings from continuing operations	$.66	$.55	$2.09	$1.70
Net earnings from discontinued operations	-	-	-	$.01
Net gain on sale of discontinued operations	-	-	-	$.06
Diluted net earnings per share	$.66	$.55	$2.09	$1.78

Weighted-average outstanding shares for the period:
Basic	409.7	410.0	411.0	409.3
Diluted	415.8	417.5	417.2	416.8

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2008	$41.1	$711.9	$4,364.7	$260.8	$5,378.5

Net earnings			870.1		870.1
Unrealized losses on securities, net of income taxes				(18.6)	(18.6)
Unfunded pension losses, net of income taxes				(0.5)	(0.5)
Foreign currency translation adjustments				17.4	17.4
Comprehensive earnings for the nine
months ended September 30, 2008					868.4
Issuance of 1.8 shares of common stock
under stock option and benefit plans,
including $23.7 excess income tax benefit	0.2	43.2			43.4
Repurchase and retirement of 9.1 shares of common stock	(0.9)	(17.5)	(577.6)		(596.0)
Share-based compensation		50.8			50.8
Balances at September 30, 2008	$40.4	$788.4	$4,657.2	$259.1	$5,745.1

See accompanying notes to Condensed Consolidated Financial Statements.

            In 2007, the Company declared a cash dividend of thirty-three cents per share to shareholders of record on December 31, 2007, payable on January 31, 2008.  No cash dividends have been declared during 2008.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Operating Activities
Net earnings	$273.8	$228.7	$870.1	$741.3
Less: Net earnings from discontinued operations	-	-	-	(5.0)
Less: Net gain on sale of discontinued operations	-	-	-	(25.7)
Net earnings from continuing operations	273.8	228.7	870.1	710.6
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation	39.5	36.0	118.0	100.7
Amortization	58.1	57.7	176.5	170.4
Intangible asset impairment	-	-	-	19.8
Share-based compensation	16.7	14.5	50.8	45.8
Income tax benefit from exercise of stock options	18.3	7.5	30.8	34.9
Excess income tax benefit from exercise of stock options	(14.9)	(5.5)	(23.7)	(28.3)
Gain on sale of discontinued operations	-	-	-	(40.7)
Other	1.0	2.4	1.7	5.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(9.0)	10.2	(70.9)	(56.8)
Inventories	(55.1)	(34.6)	(185.4)	(84.0)
Loaner instrumentation	(31.6)	(40.5)	(134.1)	(141.9)
Accounts payable	(0.4)	5.0	(5.0)	(12.8)
Accrued expenses and other liabilities	40.3	44.4	(31.7)	(30.6)
Income taxes	(20.0)	(16.2)	(52.8)	(49.7)
Other	8.8	(12.4)	12.3	(12.7)
Net cash provided by discontinued operations	-	-	-	30.8
Net cash provided by operating activities	325.5	297.2	756.6	660.8

Investing Activities
Acquisitions, net of cash acquired	(2.2)	(8.7)	(10.8)	(46.3)
Proceeds from sale of discontinued operations, net of cash divested	-	-	-	144.7
Purchases of marketable securities	(2,941.4)	(3,103.9)	(12,624.2)	(8,329.3)
Proceeds from sales of marketable securities	3,486.5	2,840.7	13,058.8	7,457.0
Purchases of property, plant and equipment	(37.0)	(42.8)	(109.1)	(122.7)
Proceeds from sales of property, plant and equipment	0.2	0.1	0.4	0.4
Net cash used in discontinued operations	-	-	-	(1.6)
Net cash provided by (used in) investing activities	506.1	(314.6)	315.1	(897.8)

Financing Activities
Proceeds from borrowings	7.0	1.5	17.4	94.7
Payments on borrowings	(8.2)	(2.1)	(11.5)	(93.0)
Dividends paid	-	-	(135.6)	(89.7)
Proceeds from exercise of stock options	6.7	15.2	31.9	52.7
Repurchase and retirement of common stock	(596.0)	-	(596.0)	-
Excess income tax benefit from exercise of stock options	14.9	5.5	23.7	28.3
Other	18.1	(5.8)	(10.9)	(9.8)
Net cash provided by (used in) financing activities	(557.5)	14.3	(681.0)	(16.8)
Effect of exchange rate changes on cash and cash equivalents	(27.7)	4.0	(13.2)	8.1
Increase (decrease) in cash and cash equivalents	$246.4	$0.9	$377.5	($245.7)

See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

September 30, 2008

NOTE 1

BASIS OF PRESENTATION

            The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the nine-months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

NOTE 2
FINANCIAL INSTRUMENTS

Pursuant to the Company's investment policy, all individual marketable security investments must maintain a minimum credit quality of single A (per Standard & Poor's) or A2 (per Moody's Corporation), while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (per Standard & Poor's) or Aa (per Moody's Corporation).  In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to the Company's marketable security investment portfolio.  As of September 30, 2008, approximately 0.5% of the Company's investments in available-for-sale securities had a credit quality rating of less than single A (per Standard & Poor's).

Effective January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements, for financial assets and liabilities measured at fair value on a recurring basis. This Statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.  There was no impact to the Condensed Consolidated Financial Statements as a result of the adoption of this Statement.  This Statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of the Company's financial instruments by the above pricing categories as of September 30, 2008 (in millions):

			Prices With
		Quoted Prices	Other	Prices With
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$668.0	$668.0
Available-for-sale marketable securities	1,693.8	--	$1,539.5	$154.3
Trading marketable securities	30.9	30.9	--	--
Foreign currency exchange contracts	0.2	--	0.2	--
	$2,392.9	$698.9	$1,539.7	$154.3

Liabilities:
Deferred compensation arrangements	$30.9	$30.9	$ --	$ --
	$30.9	$30.9	$ --	$ --

            The Company reviews declines in the fair value of its investments classified as available-for-sale for impairment in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related interpretations, in order to determine whether the decline in fair value is an other-than-temporary impairment.  Other-than-temporary impairments of marketable securities that are classified as available-for-sale are recorded in earnings.  Declines in the fair value of marketable securities that are classified as available-for-sale that are not determined to be other-than-temporary are recorded as decreases, net of income taxes, within accumulated other comprehensive gain (loss) in shareholders' equity.  The primary factors considered by the Company to recognize declines in the fair value of its investments as other-than-temporary impairments are the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost and the financial condition and near-term prospects of the issuer based on publicly available financial information.  Adjustments to the fair value of other investments that are classified as trading are recorded in earnings as offsets to the related changes in liabilities under deferred compensation arrangements.

            The Company's available-for-sale marketable securities include investments in auction-rate securities (ARS), the majority of which are triple A rated (per Standard & Poor's) and collateralized by student loans guaranteed by the U.S. Department of Education.  The interest rates of these ARS investments are reset through an auction process, most commonly at intervals of 7, 28 and 35 days.  The auction process is designed to provide a means by which these securities can be bought and sold and has historically provided a liquid market.  As of September 30, 2008, the Company had ARS investments totaling $166.8 million at par value with an estimated fair value of $152.1 million.  Investments in ARS were valued using broker pricing models utilizing discounted cash flow analyses and are classified in a Level 3 pricing category in accordance with FASB Statement No. 157.  The broker pricing models incorporate transaction details such as contractual terms, maturity, timing and anticipated amounts of future cash flows, as well as assumptions about liquidity and credit valuation adjustments by marketplace participants at September 30, 2008. These adjustments are subject to future changes as the underlying market conditions and marketplace sources change.

Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the ARS investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids.  To date the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future. While the recent auction failures will limit the Company's ability to liquidate these investments, the Company believes that the ARS failures will have no impact on its ability to fund ongoing operations and growth initiatives. The Company has the ability and intent to hold these ARS until a recovery of fair value up to the par value of the securities, which in certain cases may mean until maturity.  Therefore, the Company has not recognized an other-than-temporary impairment charge.  As a result of the persistent failed auctions and the uncertainty of when these investments could be successfully liquidated at par, the Company has recorded all of its ARS investments as non-current assets within the condensed consolidated balance sheet at September 30, 2008.

            The following table presents a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) at September 30, 2008 (in millions):

Balance as of January 1, 2008	$--
Transfers into Level 3	169.4
Unrealized losses	(14.8)
Other	(0.3)
Balance as of September 30, 2008	$154.3

            The $14.8 million of unrealized losses presented in the table above relate primarily to investments in ARS that are still held at September 30, 2008, and the Company presents these unrealized losses, net of income taxes, as a component of comprehensive earnings in the condensed consolidated statement of shareholders' equity.

            In October 2008, the Company received an offer from UBS, one of its investment providers, to sell at par value its ARS originally purchased from UBS at any time during a two-year period beginning June 30, 2010.  The offer is non-transferable and expires on November 14, 2008.  The Company is in the process of evaluating the offer and its potential impact on the financial position of the Company.

NOTE 3

COMPREHENSIVE EARNINGS

            The Company follows FASB Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive earnings and its components.  The comprehensive earnings for the nine months ended September 30, 2008 and 2007 were $868.4 million and $864.7 million, respectively, and for the three months ended September 30, 2008 and 2007 were $100.9 million and $329.1 million, respectively.

NOTE 4

ACCOUNTS RECEIVABLE SECURITIZATION

            On April 25, 2008, the Company amended and restated its accounts receivable securitization facility, which is more fully described in Note 1 to the Consolidated Financial Statements included in the Company's Form 10-K, to reduce the aggregate amount of undivided percentage ownership interests in accounts receivable that Stryker Funding Corporation (SFC), a wholly owned special-purpose subsidiary of the Company, may sell to bank-administered commercial paper conduits from $200.0 million to $100.0 million.  There were no amounts of undivided percentage ownership interests in accounts receivable sold by SFC as of September 30, 2008 and December 31, 2007.

NOTE 5

INVENTORIES

            Inventories are as follows (in millions):

	September 30	December 31
	2008	2007
Finished goods	$755.1	$614.0
Work-in-process	95.5	75.9
Raw material	134.3	110.0
FIFO cost	984.9	799.9
Less LIFO reserve	(3.7)	(3.7)
	$981.2	$796.2

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

            The Company believes that the technologies acquired in each of the Sightline, PlasmaSol and SpineCore acquisitions will result in the introduction of new products and additional future sales.  However, unanticipated issues may arise that could delay or terminate a product's development prior to regulatory approval or commercialization, which could have an unfavorable impact on the Company's operating results.  As of September 30, 2008, the Company must refine certain product specifications highlighted during customer preference trials and validate manufacturing processes in order to achieve its plan for initial commercialization of the flexible endoscope technologies in 2009.  As of September 30, 2008, the Company had not encountered significant issues and expects completion of the development and initial U.S. commercialization of the FlexiCore lumbar artificial disc in 2009 and the CerviCore cervical artificial disc and the sterilization technology in 2010, following receipt of all required regulatory approvals.

NOTE 7

DISCONTINUED OPERATIONS

            In 2007 the Company sold its outpatient physical therapy business, Physiotherapy Associates, to Water Street Healthcare Partners, for $150.0 million in cash less certain indebtedness. The sale of Physiotherapy allows the Company to focus its efforts on the medical technology market.  The sale of Physiotherapy resulted in a second quarter 2007 gain of $25.7 million (net of $15.0 million income tax expense), or $.06 per diluted share. Net sales and net earnings from discontinued operations for the nine months ended September 30, 2007 were $107.4 million and $5.0 million, respectively.

NOTE 8

NET EARNINGS PER SHARE

            The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant. Options to purchase 3.2 million and 1.2 million shares of common stock during the nine months ended September 30, 2008 and 2007, respectively, and 3.2 million shares of common stock during the three months ended September 30, 2008 were outstanding but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.  During the three months ended September 30, 2007, all outstanding options to purchase shares of common stock were included in the computation of diluted net earnings per share.

NOTE 9

STOCK REPURCHASE PROGRAMS

            In February 2008 the Company's Board of Directors authorized the Company to purchase up to $750 million of the Company's common stock in the open market or in privately negotiated transactions.  During the third quarter of 2008, the Company repurchased 9.1 million shares of common stock in the open market at a cost of $596.0 million pursuant to the repurchase program.  In October 2008, the Company completed the share repurchase program with an additional repurchase of 2.5 million shares of common stock in the open market at a cost of $154.0 million.  Shares repurchased under the share repurchase program are available for general corporate purchases, including offsetting dilution associated with stock option and other equity-based employee benefit plans.  In addition, during October 2008, the Company's Board of Directors authorized the Company to purchase up to an additional $250 million of the Company's common stock in the open market or in privately negotiated transactions.

NOTE 10

RETIREMENT PLANS

            Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Service cost	$4.2	$2.9	$12.8	$8.9
Interest cost	3.1	2.1	9.5	6.5
Expected return on plan assets	(2.8)	(1.7)	(8.5)	(5.4)
Amortization of transition amounts and prior service cost	0.1	0.2	0.2	0.5
Recognized actuarial loss	--	0.1	0.1	0.4
Net periodic benefit cost	$4.6	$3.6	$14.1	$10.9

            The Company previously disclosed in its 2007 Form 10-K that it anticipated contributing approximately $12.5 million to its defined benefit plans in 2008 to meet minimum funding requirements.  As of September 30, 2008, $9.5 million of contributions have been made.

NOTE 11

SEGMENT INFORMATION

            The Company segregates its operations into two reportable business segments:  Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee, and shoulder), trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor OP-1.  The MedSurg Equipment segment sells surgical equipment; surgical navigation systems; endoscopic, communications, and digital imaging systems; as well as patient handling and emergency medical equipment.  The Other category includes corporate administration, interest expense, interest and marketable securities income and share-based compensation, which includes compensation related to both employee and director stock option and restricted stock grants.

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

            The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 of the Company's 2007 Form 10-K.  The Company measures the financial results of its reportable segments using an internal performance measure that excludes the intangible asset impairment charge recorded in the second quarter of 2007.

Sales and net earnings (loss) from continuing operations by business segment follow (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended September 30, 2008
Net sales	$963.3	$689.7		$1,653.0
Segment net earnings (loss)	172.4	119.9	($18.5)	273.8

Three Months Ended September 30, 2007
Net sales	$859.8	$593.4		$1,453.2
Segment net earnings (loss)	151.8	91.0	($14.1)	228.7

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Nine Months Ended September 30, 2008
Net sales	$2,950.6	$2,049.4		$5,000.0
Segment net earnings (loss)	559.8	352.7	($42.4)	870.1

Nine Months Ended September 30, 2007
Net sales	$2,611.2	$1,731.2		$4,342.4
Segment net earnings (loss)	482.7	276.6	($36.0)	723.3
Less intangible asset impairment charge, net of income tax benefit				12.7
Net earnings from continuing operations				$710.6

NOTE 12
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

            In 2008 the Company and certain current and former employees received subpoenas from the U.S. Department of Justice Office, Criminal Division, of the United States Attorney in Massachusetts requesting documents related to (i) false Institutional Review Board approvals; (ii) the amount of sales of OP-1 under the Humanitarian Device Exemption; and (iii) the off-label promotion of Calstrux in combination with OP-1.  The Company is in the process of responding to the U.S. Department of Justice regarding this matter.

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

            In 2007 the Company announced that it reached a resolution with the U.S. Attorney's office for the District of New Jersey in connection with a previously announced investigation relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  The resolution is in the form of a non-prosecution agreement for an 18-month period.  During the term of the agreement, the Company's Orthopaedics subsidiary is subject to oversight by a federal monitor, as appointed by the U.S. Attorney, regarding compliance with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons.  Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General ("HHS") issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker's orthopedic medical devices in procedures paid for in whole or in part by Medicare.  The Company produced numerous documents and other materials to HHS in response to the subpoena and had been working with HHS to attempt to narrow the scope of the requested production.  In 2008 the Company was informed that the U.S. Department of Justice and the HHS would seek judicial enforcement of the subpoena.  Subsequently, the Company filed a complaint in the U.S. District Court for the District of New Jersey to quash the subpoena and seek other appropriate relief on the grounds that the subpoena is overbroad and oppressive.

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

            Domestic sales accounted for 63% and 64% of total revenues in the first nine months of 2008 and 2007, respectively, and 65% in the third quarter of 2008 and 2007.  Most of the Company's products are marketed directly to doctors, hospitals and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

            International sales accounted for 37% and 36% of total revenues in the first nine months of 2008 and 2007, respectively, and 35% in the third quarter of 2008 and 2007.  The Company's products are sold in more than 100 countries through both Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

            The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

During the third quarter of 2008, the Company repurchased 9.1 million shares of common stock in the open market at a cost of $596.0 million pursuant to the previously announced repurchase program of up to $750.0 million of common stock as authorized by the Company's Board of Directors. In October 2008, the Company completed the share repurchase program with an additional repurchase of 2.5 million shares of common stock in the open market at a cost of $154.0 million. Shares repurchased under the share repurchase program will be available for general corporate purchases, including offsetting dilution associated with stock option and other equity-based employee benefit plans.  In addition, during October 2008, the Company's Board of Directors authorized the Company to purchase up to an additional $250 million of the Company's common stock in the open market or in privately negotiated transactions.

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

            In 2007 the Company sold its outpatient physical therapy business, Physiotherapy Associates, to Water Street Healthcare Partners for $150.0 million in cash less certain indebtedness.  Physiotherapy Associates' operating results are reported as discontinued operations for the first nine months of 2007.

Outlook

            The Company's outlook for 2008 continues to be optimistic regarding underlying growth rates in orthopaedic procedures and sales growth in the Company's broadly based range of products in orthopaedics and other medical specialties, despite the potential for an unfavorable impact on demand for the Company's products as a result of current worldwide economic conditions and continued pricing pressure in certain markets.  The Company projects that diluted net earnings per share for 2008 will approximate $2.88, representing a 22% increase over diluted net earnings per share from continuing operations of $2.37 for the year ended December 31, 2007.  Excluding the impact of the charge to reflect the intangible asset impairment in 2007, the Company projects that diluted net earnings per share for 2008 will increase 20% over adjusted diluted net earnings per share from continuing operations of $2.40 for the year ended December 31, 2007.

            The financial forecast for 2008 includes a constant currency net sales increase in the range of 11% to 12% as a result of growth in shipments of Orthopaedic Implants and MedSurg Equipment.  If foreign currency exchange rates hold near October 31, 2008 levels, the Company anticipates an unfavorable impact on net sales of approximately 4.5% to 5.5% in the fourth quarter of 2008 and a favorable impact on net sales of approximately 1.0% to 1.5% for the full year of 2008.

            The reconciliation of reported diluted net earnings per share from continuing operations to adjusted diluted net earnings per share from continuing operations for the year ended December 31, 2007 is as follows:

Reported diluted net earnings per share from continuing operations	$2.37
Intangible asset impairment	$.03
Adjusted diluted net earnings per share from continuing operations	$2.40
Weighted-average diluted shares outstanding (in millions)	417.2

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

Results of Operations

            The table below outlines the components of net earnings from continuing operations from the condensed consolidated statements of earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

Percentage of Net Sales
	Nine Months Ended		Percentage
	September 30		Change
	2008	2007	2008/2007
Net sales	100.0	100.0	15
Cost of sales	31.5	30.9	18
Gross profit	68.5	69.1	14
Research, development and engineering expenses	5.4	6.3	(2)
Selling, general and administrative expenses	39.6	39.9	14
Intangibles amortization	0.6	0.7	(3)
Intangible asset impairment	--	0.5	(100)
Operating income	23.0	21.7	22
Other income (expense)	1.0	1.0	23
Earnings from continuing operations before income taxes	24.0	22.7	22
Income taxes	6.6	6.3	20
Net earnings from continuing operations	17.4	16.4	22

Percentage of Net Sales
	Three Months Ended		Percentage
	September 30		Change
	2008	2007	2008/2007
Net sales	100.0	100.0	14
Cost of sales	32.8	31.4	19
Gross profit	67.2	68.6	12
Research, development and engineering expenses	5.6	6.7	(4)
Selling, general and administrative expenses	39.0	40.1	11
Intangibles amortization	0.6	0.6	7
Operating income	22.0	21.1	18
Other income (expense)	0.7	0.7	12
Earnings from continuing operations before income taxes	22.7	21.9	18
Income taxes	6.2	6.1	15
Net earnings from continuing operations	16.6	15.7	20

The table below sets forth domestic/international and product line sales information (in millions):

			Percentage Change
	Nine Months Ended		2008/2007
	September 30			Constant
	2008	2007	Reported	Currency
Domestic/international sales:
Domestic	$3,153.5	$2,795.7	13	13
International	1,846.5	1,546.7	19	9
Total net sales	$5,000.0	$4,342.4	15	12

Product line sales:
Orthopaedic Implants	$2,950.6	$2,611.2	13	9
MedSurg Equipment	2,049.4	1,731.2	18	16
Total net sales	$5,000.0	$4,342.4	15	12

			Percentage Change
	Three Months Ended		2008/2007
	September 30			Constant
	2008	2007	Reported	Currency
Domestic/international sales:
Domestic	$1,067.8	$946.0	13	13
International	585.2	507.2	15	10
Total net sales	$1,653.0	$1,453.2	14	12

Product line sales:
Orthopaedic Implants	$963.3	$859.8	12	10
MedSurg Equipment	689.7	593.4	16	15
Total net sales	$1,653.0	$1,453.2	14	12

            The table below sets forth additional geographical sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis:

	Nine Months Ended September 30 2008/2007
	Percentage Change

	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency
Orthopaedic Implants sales:
Hips	3	8	0	6	2
Knees	14	18	9	16	12
Trauma	20	23	11	22	15
Spine	23	18	7	21	18
Craniomaxillofacial	24	9	1	19	16
Total Orthopaedic Implants	11	15	5	13	9

MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	15	29	18	19	16
Endoscopic, communications and digital
imaging systems	11	26	16	14	12
Patient handling and emergency
medical equipment	18	46	36	23	21
Total MedSurg Equipment	15	30	20	18	16

	Three Months Ended September 30 2008/2007
	Percentage Change

	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency
Orthopaedic Implants sales:
Hips	4	7	3	6	4
Knees	18	12	8	16	14
Trauma	25	17	9	20	16
Spine	21	21	13	21	19
Craniomaxillofacial	21	(9)	(12)	10	9
Total Orthopaedic Implants	13	10	5	12	10

MedSurg Equipment sales:
Surgical equipment and surgical
navigation systems	10	23	18	13	12
Endoscopic, communications and digital
imaging systems	10	13	8	11	10
Patient handling and emergency
medical equipment	21	81	77	31	30
Total MedSurg Equipment	12	29	24	16	15

The Company's net sales increased 15% in the first nine months of 2008 to $5,000.0 million from $4,342.4 million in 2007.  For the third quarter of 2008 net sales were $1,653.0 million, representing a 14% increase over net sales of $1,453.2 million in the third quarter of 2007.  Net sales in the first nine months grew by 11% as a result of increased unit volume and changes in product mix and by 4% due to favorable changes in foreign currency exchange rates.  Net sales in the third quarter grew by 12% as a result of increased unit volume and changes in product mix and by 2% due to favorable changes in foreign currency exchange rates.

            The Company's domestic sales were $3,153.5 million for the first nine months of 2008 and $1,067.8 million for the third quarter of 2008, representing increases of 13% for both periods as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  International sales were $1,846.5 million for the first nine months of 2008 and $585.2 million for the third quarter of 2008, representing increases of 19% and 15%, respectively. The impact of foreign currency comparisons to the dollar value of international sales was favorable by $153.0 million in the first nine months of 2008 and by $26.0 million in the third quarter of 2008.  On a constant currency basis, international sales increased 9% in the first nine months of 2008 and 10% in the third quarter of 2008 as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.

            Worldwide sales of Orthopaedic Implants were $2,950.6 million for the first nine months of 2008 and $963.3 million for the third quarter of 2008, representing increases of 13% and 12%, respectively. On a constant currency basis, sales of Orthopaedic Implants increased 9% and 10% for the first nine months of 2008 and third quarter of 2008, respectively, as a result of higher shipments of reconstructive, trauma, spinal and craniomaxillofacial implant systems.

            Hip Implant Systems:  Sales of hip implant systems increased 6% in both the first nine months of 2008 and in the third quarter of 2008 (2% and 4%, respectively, on a constant currency basis).  In the United States, sales growth was driven by sales of Cormet Hip Resurfacing and sales growth in Accolade cementless hip products, X3 Polyethylene and Restoration Modular Hip System revision hip products partially offset by declines in other hip systems sales including the Trident hip system.  Sales growth in several hip systems, including ABG II, Exeter, Accolade and X3 Polyethylene in Europe, Omnifit in Pacific  and Exeter in Japan, led to the Company's constant currency sales growth for the first nine months and third quarter of 2008.

            Knee Implant Systems:  Sales of knee implant systems increased 16% in both the first nine months of 2008 and  the third quarter of 2008 (12% and 14%, respectively, on a constant currency basis) due to strong worldwide sales growth of the Triathlon knee system as well as strong sales growth of the Scorpio knee system in Japan.

            Trauma Implant Systems:  Sales of trauma implant systems increased 22% in the first nine months of 2008 and 20% in the third quarter of 2008 (15% and 16%, respectively, on a constant currency basis) as a result of strong worldwide sales growth in the Gamma 3 Hip Fracture System, the SPS Calcaneal foot plating system as well as strong sales growth of the VariAx distal radius products in the United States, Europe, Canada and the Pacific region.

            Spinal Implant Systems:  Sales of spinal implant systems increased 21% in both the first nine months of 2008 and third quarter of 2008 (18% and 19%, respectively, on a constant currency basis) primarily due to strong worldwide sales growth of thoracolumbar implant systems, interbody devices and cervical implants.

            Craniomaxillofacial Implant Systems:  Sales of craniomaxillofacial implant systems increased 19% in the first nine months of 2008 and 10% in the third quarter of 2008 (16% and 9%, respectively, on a constant currency basis) primarily due to strong domestic sales growth led by products for neurological indications and the HydroSet injectible bone substitute product.

            Worldwide sales of MedSurg Equipment were $2,049.4 million for the first nine months of 2008 and $689.7 million for the third quarter of 2008, representing increases of 18% and 16%, respectively. On a constant currency basis, sales of MedSurg Equipment increased 16% and 15% for the first nine months of 2008 and third quarter of 2008, respectively, as a result of higher shipments of surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.

            Surgical Equipment and Surgical Navigation Systems:  Sales of surgical equipment and surgical navigation systems increased 19% in the first nine months of 2008 and 13% in the third quarter of 2008 (16% and 12%, respectively, on a constant currency basis) due to strong worldwide sales growth in powered surgical and operating room equipment and interventional pain products.

            Endoscopic, Communications and Digital Imaging Systems:  Sales of endoscopic, communications and digital imaging systems increased 14% in the first nine months of 2008 and 11% in the third quarter of 2008 (12% and 10%, respectively, on a constant currency basis) as a result of strong worldwide sales growth of arthroscopy products as well as  general surgery and medical video imaging equipment, led by the 1188 HD Camera and complementary products such as the X8000 Lightsource and the Vision Elect Monitor.  Solid growth in communications products in the United States also drove sales growth, led by the Infinity II Communications Platform.

            Patient Handling and Emergency Medical Equipment:  Sales of patient handling and emergency medical equipment increased 23% in the first nine months of 2008 and 31% in the third quarter of 2008 (21% and 30%, respectively, on a constant currency basis) due to strong sales growth of stretchers and EMS products in the United States, Europe and Latin America and hospital bed products in the United States and Latin America.

Cost of sales in the first nine months of 2008 increased to 31.5% of sales from to 30.9% in the same period of 2007.  In the third quarter of 2008, the cost of sales percentages increased to 32.8% from 31.4% in the third quarter of 2007. The increase in the cost of sales percentage is primarily due to increased quality initiative costs, higher commodity and freight costs and higher prices for foreign sourced products.

            Research, development and engineering expenses represented 5.4% of sales in the first nine months of 2008 compared to 6.3% in the same period of 2007 and decreased 2% to $268.0 million.  These costs decreased 4% in the third quarter and represented 5.6% of sales in the third quarter of 2008 compared to 6.7% in 2007.  As anticipated, the spending level in the first nine months and third quarter of 2008 decreased as the Company implemented a more normalized level of spending for these costs compared to prior periods as well as the Company's focus of research and development resources on quality initiatives, which has slowed down some research and development projects and reduced outside contractor spending on certain projects.  Given the timing of projects, the spending level will likely vary from quarter to quarter as a percent of sales on a prospective basis.

            Selling, general and administrative expenses increased 14% in the first nine months of 2008 and represented 39.6% of sales in the first nine months of 2008 compared to 39.9% in the first nine months of 2007.  In the third quarter, these expenses increased 11% and represented 39.0% of sales in the third quarter of 2008 compared to 40.1% in the third quarter of 2007.  The decrease in selling, general and administrative expenses as a percent of sales in the third quarter of 2008 is primarily due to tight control on discretionary spending, partially offset by increases in costs associated with compliance activities.

In the second quarter of 2007, the Company recorded a $19.8 million charge ($12.7 million net of income taxes) within its Orthopaedic Implants segment to write off patents associated with intervertebral body fusion cage products.  The impairment followed a U.S. Food and Drug Administration (FDA) decision to downgrade certain intervertebral body fusion products to class II devices, along with a weak market for sales of these specific products.  As a result, the Company performed a discounted cash flow analysis over the remaining life of the patented technologies and determined the charge to recognize an intangible asset impairment was required.

Interest and marketable securities income, which is included in other income (expense), increased to $77.8 million in the first nine months of 2008 from $59.3 million in the first nine months of 2007 and increased to $23.5 million in the third quarter of 2008 from $23.2 million in the third quarter of 2007 as a result of increased cash and cash equivalents and marketable securities balances compared to the prior year period.

The Company's effective income tax rates on earnings from continuing operations for the first nine months and third quarter of 2008 were 27.5% and 27.2%, respectively, as compared to effective income tax rates for the year ended December 31, 2007 and the first nine months and third quarter of 2007 of 28.0%, 27.9% and 28.1%, respectively.  The effective income tax rates for the year ended December 31, 2007 and the first nine months of 2007 reflect the impact of the intangible asset impairment charge of $12.7 million (net of $7.1 million income tax benefit).

Net earnings from continuing operations for the first nine months of 2008 were $870.1 million, an increase of 22% compared to net earnings from continuing operations of $710.6 million in the first nine months of 2007.  Basic net earnings per share from continuing operations increased 22% in the first nine months of 2008 to $2.12 from $1.74 in 2007, and diluted net earnings per share from continuing operations increased 23% in the first nine months of 2008 to $2.09 from $1.70 in 2007.  Net earnings from continuing operations for the third quarter of 2008 were $273.8 million, representing a 20% increase over net earnings from continuing operations of $228.7 million in the third quarter of 2007.  Basic net earnings per share from continuing operations increased 20% in the third quarter of 2008 to $.67 from $.56 in 2007, and diluted net earnings per share from continuing operations increased 20% in the third quarter of 2008 to $.66 from $.55 in 2007.

Excluding the impact of the charge to reflect the intangible asset impairment in the second quarter of 2007, net earnings from continuing operations for the first nine months of 2008 of $870.1 million increased by 20% over adjusted net earnings from continuing operations of $723.3 million for the first nine months of 2007. Basic net earnings per share from continuing operations for the first nine months of 2008 of $2.12 increased by 20% over adjusted basic net earnings per share from continuing operations of $1.77 for the first nine months of 2007, and diluted net earnings per share from continuing operations for the first nine months of 2008 of $2.09 increased by 20% over adjusted diluted net earnings per share from continuing operations of $1.74 for the first nine months of 2007.

            The reconciliations of these non-GAAP financial measures are as follows (in millions, except per share amounts):

	Nine Months Ended
	September 30
			Percentage
	2008	2007	Change
Reported net earnings from continuing operations	$870.1	$710.6	22
Intangible asset impairment	--	12.7	(100)
Adjusted net earnings from continuing operations	$870.1	$723.3	20

Basic net earnings per share:
Reported basic net earnings per share from continuing operations	$2.12	$1.74	22
Intangible asset impairment	$ --	$ .03	(100)
Adjusted basic net earnings per share from continuing operations	$2.12	$1.77	20

Weighted-average basic shares outstanding	411.0	409.3

Diluted net earnings per share:
Reported diluted net earnings per share from continuing operations	$2.09	$1.70	23
Intangible asset impairment	$ --	$ .03	(100)
Adjusted diluted net earnings per share from continuing operations	$2.09	$1.74	20

Weighted-average diluted shares outstanding	417.2	416.8

            The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

The sale of Physiotherapy Associates resulted in a gain on the sale of discontinued operations of $25.7 million (net of income taxes), or $.06 per diluted share in the second quarter of 2007.  Net earnings from discontinued operations for the first nine months of 2007 were $5.0 million, or $.01 per diluted share.

Net earnings for the first nine months of 2008 were $870.1 million, an increase of 17% compared to net earnings of $741.3 million for the first nine months of 2007.  Basic net earnings per share increased 17% in the first nine months of 2008 to $2.12 from $1.81 in 2007, and diluted net earnings per share increased 17% in the first nine months of 2008 to $2.09 from $1.78 in 2007.  Net earnings for the third quarter of 2008 were $273.8 million, representing a 20% increase over net earnings of $228.7 million for the third quarter of 2007.  Basic net earnings per share increased 20% in the third quarter of 2008 to $.67 from $.56 in 2007, and diluted net earnings per share increased 20% in the third quarter of 2008 to $.66 from $.55 in 2007.

Liquidity and Capital Resources

            The Company's working capital at September 30, 2008 increased $275.9 million to $3,847.8 million from working capital of $3,571.9 million at December 31, 2007.  The increase in working capital resulted from growth in the Company's overall business and the use of cash earnings to fund increases in accounts receivable and inventories, partially offset by the use of $596.0 million of cash to repurchase 9.1 million shares of common stock.  Accounts receivable days sales outstanding increased four days to 60 days at September 30, 2008 from 56 days at December 31, 2007 and days sales in inventory increased 27 days to 164 days at September 30, 2008 from 137 days at December 31, 2007.  Days sales outstanding increased one day and days sales in inventory increased 9 days compared to the September 30, 2007 levels.  The days sales outstanding at September 30, 2008 is consistent with historical levels.  Days sales in inventory at September 30, 2008 is higher than the prior year periods primarily due to higher levels of inventory in support of recent and future anticipated product launches and fourth quarter sales.

            The Company generated cash from operations of $756.6 million in the first nine months of 2008 compared to $660.8 million in 2007.  In the third quarter, the Company generated cash from operations of $325.5 million compared to $297.2 million in 2007. The increase in cash provided by operating activities in the first nine months and third quarter of 2008 compared to the same periods in 2007 is primarily due to increased earnings partially offset by increased accounts receivable and inventory levels.

In the first nine months of 2008, the Company used cash of $596.0 million for the repurchase of common stock, $135.6 million for the payment of dividends, $109.1 million for capital expenditures and $10.8 million for acquisitions. The Company also purchases and sells marketable securities, which are classified as available-for-sale investments in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

            The Company had $668.0 million in cash and cash equivalents and $1,539.5 million in current marketable securities at September 30, 2008.  The Company had outstanding borrowings totaling $21.2 million at September 30, 2008.  The Company believes its cash on hand and marketable securities, as well as anticipated future cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings and loaner instrumentation for surgical implants in support of new product launches. Should additional funds be required, the Company had $1,073.2 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $1,000.0 million 5-year nonamortizing, revolving Unsecured Credit Facility that expires in November 2010.  In addition, the Company had the entire $100.0 million accounts receivable securitization facility available at September 30, 2008.

            The Company reviews declines in the fair value of its investments classified as available-for-sale for impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related interpretations, in order to determine whether the decline in fair value is an other-than-temporary impairment.  Other-than-temporary impairments of marketable securities that are classified as available-for-sale are recorded in earnings.  Declines in the fair value of marketable securities that are classified as available-for-sale that are not determined to be other-than-temporary are recorded as decreases, net of income taxes, within accumulated other comprehensive gain (loss) in shareholders' equity.  The primary factors considered by the Company to recognize declines in the fair value of its investments as other-than-temporary impairments are the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost and the financial condition and near-term prospects of the issuer based on publicly available financial information.  Adjustments to the fair value of other investments that are classified as trading are recorded in earnings as offsets to the related changes in liabilities under deferred compensation arrangements.

The Company's available-for-sale marketable securities include investments in auction-rate securities (ARS), the majority of which are triple A rated (per Standard & Poor's) and collateralized by student loans guaranteed by the U.S. Department of Education.  The interest rates of these ARS investments are reset through an auction process, most commonly at intervals of 7, 28 and 35 days.  The auction process is designed to provide a means by which these securities can be bought and sold and has historically provided a liquid market.  As of September 30, 2008, the Company had ARS investments totaling $166.8 million at par value invested with an estimated fair value of $152.1 million.  Investments in ARS were valued using broker pricing models utilizing discounted cash flow analyses and are classified in a Level 3 pricing category in accordance with FASB Statement No. 157.  The broker pricing models incorporate transaction details such as contractual terms, maturity, timing and anticipated amounts of future cash flows, as well as assumptions about liquidity and credit valuation adjustments by marketplace participants at September 30, 2008. These adjustments are subject to future changes as the underlying market conditions and marketplace sources change.

Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the ARS investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids.  To date the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future. While the recent auction failures will limit the Company's ability to liquidate these investments, the Company believes that the ARS failures will have no impact on its ability to fund ongoing operations and growth initiatives. The Company has the ability and intent to hold these ARS until a recovery of fair value up to the par value of the securities, which in certain cases may mean until maturity.  Therefore, the Company has not recognized an other than temporary impairment charge.  As a result of the persistent failed auctions and the uncertainty of when these investments could be successfully liquidated at par, the Company has recorded all of its ARS investments as non-current assets within the condensed consolidated balance sheet at September 30, 2008.

            In October 2008, the Company received an offer from UBS, one of its investment providers, to sell at par value its ARS originally purchased from UBS at any time during a two-year period beginning June 30, 2010.  The offer is non-transferable and expires on November 14, 2008.  The Company is in the process of evaluating the offer and its potential impact on the financial position of the Company.

Other Matters

The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies.  For the first nine months of 2008, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets, and the related deferred gain in shareholders' equity, by $17.4 million. In the third quarter of 2008, the weakening of foreign currencies relative to the U.S. dollar decreased the value of these investments in net assets, and the related deferred gain in shareholders' equity, by $165.1 million.

            In 2008 the Company and certain current and former employees received subpoenas from the U.S. Department of Justice Office, Criminal Division, of the United States Attorney in Massachusetts requesting documents related to (i) false Institutional Review Board approvals; (ii) the amount of sales of OP-1 under the Humanitarian Device Exemption; and (iii) the off-label promotion of Calstrux in combination with OP-1.  The Company is in the process of responding to the U.S. Department of Justice regarding this matter.

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

            In 2007 the Company announced that it reached a resolution with the U.S. Attorney's office for the District of New Jersey in connection with a previously announced investigation relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  The resolution is in the form of a non-prosecution agreement for an 18-month period.  During the term of the agreement, the Company's Orthopaedics subsidiary is subject to oversight by a federal monitor, as appointed by the U.S. Attorney, regarding compliance withcertain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons. Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General ("HHS") issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker's orthopedic medical devices in procedures paid for in whole or in part by Medicare.  The Company produced numerous documents and other materials to HHS in response to the subpoena and had been working with HHS to attempt to narrow the scope of the requested production.  In 2008 the Company was informed that the U.S. Department of Justice and the HHS would seek judicial enforcement of the subpoena.  Subsequently, the Company filed a complaint in the U.S. District Court for the District of New Jersey to quash the subpoena and seek other appropriate relief on the grounds that the subpoena is overbroad and oppressive.

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

            The Company's available-for-sale securities include investments in auction-rate securities (ARS).  Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the ARS investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids.  To date the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future.  While the ongoing auction failures will limit the Company's ability to liquidate these investments, the Company believes that the ARS failures will have no impact on its ability to fund ongoing operations and growth initiatives.  For a complete discussion of ARS, including the Company's methodology for estimating their fair value, see Note 2 to the unaudited Condensed Consolidated Financial Statements.

            See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding market risks.

ITEM 4.	CONTROLS AND PROCEDURES

            Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2008 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

            Changes in Internal Controls Over Financial Reporting - There was no change to the Company's internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. .

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

(c) In February 2008 the Company announced that its Board of Directors had authorized the Company to repurchase up to $750 million of its common stock from time to time in the open market, in privately negotiated transactions or otherwise.  During the third quarter of 2008, the Company repurchased 9.1 million shares of its common stock in the open market at a cost of $596.0 million, as follows (in millions, except per share amounts):

	(a)		(c )	(d)
	Total Number		Total Number of	Maximum Dollar Value
	of	(b)	Shares Purchased as	of Shares that may
	Shares	Average Price Paid	Part of Publicly	yet to be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
Month #1
July 1, 2008 - July 31, 2008		$ -		$ -
Month #2
August 1, 2008 - August 31, 2008	4.3	$66.45	4.3	$463.5
Month #3
September 1, 2008 - September 30, 2008	4.8	$65.24	4.8	$154.0
Total	9.1	$65.81	9.1

In October 2008 the Company completed the $750 million share repurchase program with the repurchase of 2.5 million shares of its common stock in the open market at a cost of $154.0 million.  In addition, during October 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to an additional $250 million of its common stock from time to time in the open market, in privately negotiated transactions or otherwise.

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

STRYKER CORPORATION
(Registrant)

November 3, 2008	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, President
and Chief Executive Officer
(Principal Executive Officer)

November 3, 2008	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation

