Form 10-K
period 2008-12-31
STRYKER CORP
filed 2009-02-20
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______to _______

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

YES [  ]         NO [X]

Based on the closing sales price of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $18,925,346,797.

The number of shares outstanding of the registrant's Common Stock, $.10 par value, was 396,531,769 at January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed with the Securities and Exchange Commission relating to the 2009 Annual Meeting of Shareholders (the "2009 proxy statement") are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS

This report contains information that includes or is based on forward-looking statements within the meaning of the federal securities law that are subject to various risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied in such statements.  Such factors include, but are not limited to: further weakening of economic conditions that could adversely affect the level of demand for the Company's products; pricing pressures generally, including cost-containment measures that could adversely affect the price of or demand for the Company's products; changes in foreign exchange markets; regulatory actions; unanticipated issues arising in connection with clinical studies and otherwise that affect U.S. Food and Drug Administration approval of new products; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; changes in financial markets; and changes in the competitive environment.

While the Company believes the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate.  All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

REGISTERED TRADEMARKS AND TRADEMARKS

            Stryker Corporation or its subsidiaries own the registered trademarks 3-Chip, Accolade, Apex, Avon, AVS, Big Wheel, BixCut, BoneSave, BoneSource, Calstrux, CerviCore, Chaperone, Dall-Miles,  DEKOMPRESSOR, Discmonitor, Exeter, FlexiCore, Formula, Gamma, GMRS, Go Bed, Hoffmann, Howmedica, HydroSet, i-Suite, iNfinitus, InTouch, Interpulse, Lock-Rite, Maestro, Mantis, Monotube, MX-PRO, Neptune, NRG, Numelock, OASYS, Omega, Omnifit, OP-1, OrthoLock, ORTHOMAP, Osteonics, PainPump, Pioneer, PlasmaSol, PneumoSure, PureFix, Radius, Reflex, Restoration, ReUnion, Revolution, Scorpio, Secur-Fit, Sightline, Silverglide, Simplex, Solar, SpeedSet, SpineCore, SpinePlex, STAIR-PRO, Steri-shield, Stryker, Stryker Orthopaedics, Stryker Precision, Sumex, SwitchPoint Infinity, Symmetry, T2, TissueMend, TMZF, Triathlon, Trident, Tritanium, Tru-Fit, Vision Elect, VLIFT, X3, X-Celerate, Xia and Zoom; and the trademarks AXSOS, BackSmart, Crossfire, InTouch, MITCH, S3, SpineMap, THOR.  All other trademarks are trademarks of their respective owners or holders.

            Not all products referenced in this report are approved or cleared for sale, distribution or use in the United States.

TABLE OF CONTENTS

PART I
Item 1.	Business.
Item 1A.	Risk Factors.
Item 1B.	Unresolved Staff Comments.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

PART II
Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Summary of Quarterly Data (Unaudited)
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.
Item 9B.	Other Information.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accounting Fees and Services.

PART IV
Item 15.	Exhibits, Financial Statement Schedules.

PART I

ITEM 1.	BUSINESS.

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

            Stryker's filings with the U.S. Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are accessible free of charge at www.stryker.com within the "Investor - SEC Filings & Ownership Reports" link.

In 2007 the Company completed the sale of its outpatient physical therapy business, Physiotherapy Associates, for $150 million in cash less certain indebtedness.  Physiotherapy Associates' operating results are reported as discontinued operations for the years ended December 31, 2007 and 2006.

PRODUCT SALES

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, craniomaxillofacial and spinal implant systems; bone cement; and the bone growth factor
OP-1.  The MedSurg Equipment segment sells surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  The following amounts and percentages represent domestic/international and business segment net sales during each of the three years ended December 31 (dollars in millions):

	2008		2007		2006
	$	%	$	%	$	%
Domestic/international sales:
Domestic	$ 4,282.2	64%	$ 3,850.3	64%	$ 3,298.4	64%
International	2,436.0	36%	2,150.2	36%	1,848.8	36%
Total net sales	$ 6,718.2	100%	$ 6,000.5	100%	$ 5,147.2	100%

Business segment sales:
Orthopaedic Implants	$ 3,967.5	59%	$ 3,587.3	60%	$ 3,122.8	61%
MedSurg Equipment	2,750.7	41%	2,413.2	40%	2,024.4	39%
Total net sales	$ 6,718.2	100%	$ 6,000.5	100%	$ 5,147.2	100%

Additional financial information regarding the Company's operating segments and geographic areas can be found under the captions "Results of Operations" on pages 30 through 37 and "Note 13 - Segment and Geographic Data" on pages 67 through 69 of this report.

            Approximately 70% of the Company's sales in 2008 and 2007 and 71% in 2006 consisted of products with short lives, such as reconstructive, trauma, craniomaxillofacial and spinal implant systems (while implants have a long useful life to the patient, they have a one-time use to the hospital); disposables and expendable tools; and parts and service revenues, including service and repair charges.  The balance of sales in each of the years came from products that could be considered capital equipment, having useful lives in excess of one year.

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

The Company's Triathlon Total Knee Minimally Invasive Instrumentation is designed to complement the unique, minimally invasive total knee procedure pioneered by a leading orthopaedic surgeon.  The Triathlon Partial Knee Resurfacing (PKR) unicompartmental knee system and the Avon Patellofemoral Joint are resurfacing, bone-conserving designs that are used to treat disease isolated to one compartment of the knee.  These pre-total knee treatment options can also be implanted using minimally invasive techniques.

Stryker Osteosynthesis has a market leadership position in the Intramedullary (IM) Hip Screw market due to the minimally invasive nature of the Gamma Nail, which can be implanted through a smaller incision than other competing products. In addition, surgeons are testing the use of the Company's surgical navigation systems for this procedure as well as in surgery for pelvic fractures.

Orthobiologics

            Stryker participates in the fast-growing field of orthobiologics with products that combine both natural and synthetic technologies.  The Company's innovative product portfolio includes such products as OP-1, a proprietary, recombinant version of a signaling protein with multiple tissue regeneration properties; TissueMend, a single-layer acellular collagen matrix that is easy to handle and delivers both unrivaled strength and documented remodeling capability; HydroSet, the next generation in bone substitute technology, which is injectible, sculptable and fast setting; BoneSource BVF, an effective osteoconductive bone substitute with excellent biocompatibility and mechanical stability; and BoneSave, a granules-based alternative to conventional bone grafting.

Hip Implant Systems

Through Stryker Orthopaedics, the Company offers a variety of hip implant systems for the global reconstructive market including primary (or first-time) and revision (to repair or enhance a previous replacement) hip systems as well as less invasive hip systems.

            In 2007 the Company began selling the Cormet Hip Resurfacing System in the United States pursuant to an exclusive 10-year marketing and distribution agreement with Corin Group PLC.  In 2006 the Company began the launch of the MITCH TRH System in certain international markets.  These products represent a less invasive, joint preserving hip resurfacing option for younger patients with the potential for enhanced stability and range of motion.  In hip resurfacing procedures, very little bone is removed from the femoral head, the femoral neck is preserved and the femoral canal is spared.  MIS approaches combined with hip resurfacing products and related surgical instrumentation offer the promise of less soft tissue trauma, reduced pain and improved recovery times.

            The Company offers a comprehensive system of cementless stems, cemented stems and acetabular cups for each of its primary hip implant technologies, including ABG, Partnership, Secur-Fit, Omnifit, Accolade, Exeter and Trident hip systems. These systems, along with associated surgical instrumentation, are designed to provide personalized solutions based on the patient's unique anatomy while streamlining the implant procedure to improve surgical efficiencies.  Each of these systems includes a portfolio of primary stem options based on multiple fixation philosophies including anatomic, fit/fill, taper wedge and double-tapered designs.  In addition, acetabular systems including the Trident and ABG Acetabular systems provide a variety of options for achieving initial and long term fixation.  In 2008 the Company introduced the Tritanium Primary acetabular system.  This system provides an advanced fixation technology offering a pure titanium matrix designed to improve bone ingrowth.

            Following the clinical success of its Crossfire technology, a highly crosslinked polyethylene designed to reduce wear, Stryker introduced X3 polyethylene.  X3 polyethylene is the Company's next-generation highly crosslinked polyethylene, which features a higher level of strength and wear reduction in both hip and knee replacements.   Building on the strength of the X3 product offering, the Company introduced Low Friction Ion Treatment (LFIT) and Delta Anatomic Femoral Heads with X3 polyethylene liners.  These bearing combinations represent an advancement in hip-bearing technology that in combination are anatomically sized for more natural hip performance while offering even greater options to reduce wear and potentially increase implant longevity. The Company received premarket approval (PMA) from the U.S. Food and Drug Administration (FDA) in 2003 for its ceramic-on-ceramic hip replacement system, the Trident Ceramic Acetabular Insert, for patients in the United States.  Stryker Orthopaedics has successfully launched the Trident ceramic insert in the United States, Europe, Australia and Canada.  The Trident insert is wear resistant, and it is protected and strengthened by a patented titanium sleeve.

            The Company offers a number of products designed to meet the needs of revision hip procedures including Restoration, Restoration Modular, Trident Tritanium Revision, and Dall-Miles each of which provides surgeons with the options necessary to address revision surgery challenges.  The Restoration Modular Revision Hip System offers surgeons performing revision surgeries flexibility in treating complex hip stem revisions and restoring patient biomechanics.  The Restoration Modular Revision Hip System also takes advantage of Stryker's long clinical history with hydroxylapatite (HA), a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to bone, by incorporating PureFix HA coating on many components.  The Restoration Modular Revision Hip System enhances the Company's existing Restoration HA and Restoration plasma spray (PS) monolithic revision systems.  The Restoration System is complemented by the Trident Tritanium Acetabular Cup, a biologically inspired, commercially pure titanium ingrowth surface designed to provide solid initial fixation and promote bone ingrowth.  Coupled with the availability of the Dall-Miles System for trochanteric reattachment and cerclage fixation, Stryker's revision portfolio offers comprehensive solutions to address challenges encountered in revision surgery.

            Stryker was the first company to receive clearance from the FDA to commercially release for sale in the United States a hip implant with HA surface treatment.  The Company's global clinical experience with HA-coated hip stems now extends over 20 years, and reported clinical performance continues to equal or exceed that of comparable hip stems reported in the scientific literature.

            The Company's CentPillar Hip System offers an increased range of motion and a minimally invasive technique preferred by Japanese surgeons for their patients.  In 2007 the Company introduced CentPillar TMZF to the Japanese market.  This is the first product introduced in Japan that utilizes Stryker's patented TMZF material along with the Company's PureFix HA.  The TMZF material allows for implant stiffness more closely matched to a patient's own bone to enhance fixation.

            The Company entered 2009 with more than 30 years of clinical history with the Exeter Hip System, more than 20 years of clinical history with the Omnifit cemented stem and more than 20 years of clinical history with the Omnifit HA stem.  Long-term clinical results are an important factor in the Company's ability to market hip implants.

Knee Implant Systems

            Knee replacement surgery is a procedure typically intended to replace damaged articular bone surfaces in the knee joint, most often due to arthritis. The components used most frequently are a femoral component, a tibial tray, a tibial bearing insert, and a patella bearing.  Knee replacement surgeries also include primary procedures and revision procedures.  Primary procedures tend to focus more on the knee's articular surfaces, whereas revision procedures can include simple replacement of one or more previously implanted devices, implantation of different devices to accommodate certain instabilities in the joint or larger reconstruction of the joint in severe cases.

            The Company offers three major knee implant systems: Triathlon, Scorpio, and Global Modular Replacement System (GMRS) systems.   These implant systems were complemented in 2008 with the introduction of the Triathlon PKR unicompartmental knee system and the continued rollout of the Triathlon Total Stabilizer (TS) revision knee system and the Company's X3 advanced bearing technology for both Triathlon and Scorpio.  The Triathlon PKR unicompartmental knee system was designed to resurface specific areas of the knee while leaving other healthy areas intact.  It combines simple, efficient surgical instrumentation specifically designed for minimally invasive surgery with the single radius articular design and X3 advanced bearing material.

The Triathlon Knee System represents the Company's evolutionary design that has been developed to more closely reproduce natural knee motion and is designed to provide mobility with stability through more than 150 degrees of flexion.  Triathlon is based on the clinical track record of Stryker's predecessor designs and leverages the unique single radius design philosophy to enhance post-operative recovery and optimize patient performance. The Triathlon system of implants provides the surgeon with options to treat a wide range of knee diseases. In 2008 Stryker continued the launch of Triathlon in Europe and Canada and began its release in the Japanese market.

The Triathlon Primary Knee system gives surgeons versatile instrumentation options that provide both accuracy and efficiency in a minimally-invasive approach as well as options for treating varying degrees of instability in the knee.  In 2007 the Company introduced the Triathlon condylar stabilizing (CS) version designed to provide extra stability where the posterior cruciate ligament is either weak or missing.  The Triathlon cruciate-retaining (CR) version allows for retention of a functioning posterior cruciate ligament.  The Triathlon posteriorly stabilized (PS) version provides a mechanical substitution for the posterior cruciate ligament, for an even greater degree of stability. The instrumentation for Triathlon is designed to improve operating room efficiency through a streamlined, integrated system providing options and flexibility to meet surgeons' varying preferences and multiple surgical techniques.  In 2007 Stryker introduced the Precision instrument kit, specifically designed to increase surgical efficiencies through a sterile-packed disposable set of instruments, complimenting the existing Triathlon kits.

            In 2007 the Company released the Triathlon TS revision knee system consisting of a comprehensive line of implants and instrumentation. Triathlon TS is designed to provide the surgeon options to deal with varying degrees of instability and bone loss in the knee, caused by either severe disease or revision of previous implants. It is also designed to provide the patient the ability to achieve the performance of a primary knee replacement in a revision application, again leveraging Stryker's single radius design philosophy. Triathlon TS can be used with the X3 tibial insert, making it the only revision knee system on the market that offers a highly cross-linked bearing material.

The Scorpio knee implant system is based on the Company's design philosophy of a single articular radius based on the epicondylar axis of the knee.  This patented approach addresses significant clinical issues, such as improved patient rehabilitation and mid-flexion stability, through an increase in the patella-femoral moment arm and a unique single anterior-posterior radius.  The Scorpio system provides a wide range of options for the surgeon and patient in treatment of knee arthritis and stability.  The Scorpio NRG provides an evolution in kinematic benefits, including increased rotational allowance and an articulating design enabling deeper flexion.  In 2007 the Scorpio NRG with X3 advanced bearing technology was launched.  This new version of the Scorpio NRG is designed to lower wear rates compared with standard inserts.  The Scorpio System is supported by the X-Celerate instrumentation system, which was designed to provide intraoperative flexibility and precision as well as a simple, cost-effective approach to total knee replacement surgery.  Additionally, the Scorpio TS knee revision system provides surgeons the ability to address greater degrees of instability and bone loss in both primary and revision knee scenarios.

            The GMRS knee implant system offers a comprehensive solution for severe bone loss in oncology, trauma and revision surgery patients.  GMRS has tibial and femoral components, including a total femur, and a modular rotating hinge knee.  The system utilizes both titanium and cobalt chrome alloys for strength and lightness of weight, together with the superior flexibility of the hinge.  The MRS, the predecessor to the GMRS, was the first modular segmental replacement system when it was introduced in 1988.  These system components have maintained a leadership position in this market segment since their introduction.

Other Joint Replacement Products

            The Company markets other joint replacement products, principally shoulder and elbow implants and related instruments, under the Stryker brand name.  The Solar Total Shoulder System was designed to address the most common arthritic disorders affecting the shoulder such as rheumatoid arthritis, osteoarthritis, posttraumatic arthritis and avascular necrosis.  In most cases of disease involving both the humeral head and the glenoid cavity with an intact rotator cuff, optimal pain relief and function may be achieved with total shoulder arthroplasty.  In cases of cuff arthropathy, the Solar Bipolar, which incorporates the patented bipolar locking mechanism that is also used in the Company's hip implants, was designed to fill the joint space and provide two articulating surfaces for better joint mechanics and pain relief.  In 2007 the Company introduced the ReUnion Shoulder fracture system of implants and instrumentation.  The ReUnion System utilizes an innovative trial system to simplify the reconstruction of the shoulder during fracture surgery.  The ReUnion's low profile body and fenestration enable the surgeon to use a variety of suture techniques and enhances healing.   The Solar Total Elbow complements products offered for upper extremity procedures.  The semiconstrained design and modular components address varying types of patient anatomy.

Bone Cement

            Simplex bone cement, a material used in cemented joint replacements, is the most widely used bone cement in the world.  The Company manufactures and provides several variations of Simplex bone cement to meet specific patient and clinical needs including non-antibiotic and antibiotic versions.  For improved operating room efficiency, a faster setting version of Simplex called SpeedSet was introduced in recent years.  SpeedSet demonstrates statistical equivalency to Simplex for its well regarded mechanical properties such as fatigue, compressive, tensile, and shear strength.  Simplex has 50 years of clinical history, the longest of any bone cement, with more than 400 published clinical papers.

Trauma Implant Systems

            Through Stryker Osteosynthesis, the Company develops, manufactures and markets its trauma extremities and deformities systems.  These systems, including nailing, plating, hip fracture, external fixation systems and bone substitutes, are used primarily in deformity corrections and in the fixation of fractures resulting from sudden injury. These products consist of internal fixation devices marketed under such names as Gamma, Omega, Asnis, AxSOS, VariAx, HydroSet, BixCut, T2 and S2, along with external fixation devices marketed under the Apex, Hoffmann II, TenXor and Monotube Triax names.

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

            The T2 Nailing System includes femoral and tibial components with a common instrumentation platform for accuracy and ease of use.  The Company has also recently introduced the T2 Ankle Arthrodesis Nail to provide the option for tibiotalocalcaneal fusion with a retrograde IM nail to repair limited soft tissue damage in the ankle area.  Building on the success of the T2 titanium nail system, the Company introduced the stainless steel S2 tibial and femoral nails.  The Gamma3 is based on 20 years of Gamma Nail experience and is the third generation of IM short and long Gamma fixation nails.  The Gamma3 System is designed to facilitate minimally invasive surgery (MIS) and reduce surgery time through the use of newly designed implants and instrumentation.  The Asnis Cannulated Screw System can help simplify the operative procedure through features that allow surgeons to place, insert and remove locking screws easily. This system was recently expanded to include smaller diameters of 2.0mm and 3.0mm for foot surgery to complement the VariAx foot and ankle plating system.

            In 2007 the Company introduced the Omega3 Compression Hip Screw System, a unique and innovative product that reflects Stryker's extensive experience in the treatment of hip fractures of the proximal femur.  The Omega3 system offers surgeons a wide choice of low-profile hip plates plus the option to lock screws with diverging fixation.  The Omega3 allows surgeons to decide preoperatively or even intraoperatively to add axial stabilizing screws to lock the hip plate to the femoral shaft.  Axial stability with 5.0mm locking inserts and corresponding locking screws allows for increased stability.  This may be advantageous for early mobilization and when the bone density or bone quality is limited.

To address the knee trauma segment, Stryker offers the Hoffmann II Modular Fixation System, the T2 SCN Nailing System and the SPS and AXSOS plating solutions.  The Hoffmann II knee-bridging frame is used to stabilize injuries to the knee until definitive treatment with a plate or nail occurs or reconstruction takes place.  In addition, Stryker offers the T2 SCN Nail, which can be used for the treatment of supracondylar femur fractures just above the knee joint. This nail can also be used for periprosthetic fracture fixation for traumatic fractures in patients who have already had a joint replacement.

            Stryker has several product lines for extremity trauma.  The Universal Distal Radius System complements the stainless steel Numelock II with a titanium option in distal radius plates and screws. The Universal Distal Radius System offers a wide array of precontoured, variable-sized plates for volar, distal and column approaches and both open reduction and internal fixation techniques.  In 2008 the Company extended its VariAx technology to both hand and foot applications.  Both systems offer a comprehensive plating system to treat multiple small bone fractures.  The second-generation VariAx Universal Distal Radius System, which is thinner than the original and features polyaxial locking, was launched in 2006.  The AXSOS Locking Plate System, also introduced in 2006, is designed to treat metaphyseal and diaphyseal fractures with low-profile anatomically contoured plates, a unique screw design and a simple instrument platform.

            The Company's external fixation products also include the Hoffmann II Compact and MicroFix, the Monotube Triax monolateral system, the TenXor circular fixation system for complex fractures and a complete range of pins and wires for attaching the devices to fractured bones. The Hoffmann II Compact for upper extremity fractures includes a patented snap-fit mechanism that makes it easy for surgeons to construct the fixation device to fit the patient and align the fractured bones.  It also has a full selection of lightweight radiolucent connection bars that allow for quick intraoperative fracture repair. The Monotube Triax System is available in three sizes and includes an adjustable feature that enables surgeons not only to stabilize fractures but also to lengthen the bone in cases where bone has been removed due to damage.  The TenXor hybrid frame enables surgeons to treat complex fractures around the joints with both pins and long transfixing wires.  This attribute is especially useful for patients with multipart fractures near the ankle and knee.  The system features advanced composite materials and is compatible with the Hoffmann II snap-fit connection devices.

Spinal Implant Systems

Through Stryker Spine, the Company develops, manufactures and markets spinal implant products including cervical, thoracolumbar and interbody systems used in spine injury, deformity and degenerative therapies.  Spinal implant products include plates, rods, screws, connectors, spacers and cages, along with proprietary implant instrumentation.

            In 2008 the Company introduced the Radius Thoracolumbar Spinal Implant System.  The Radius system provides a non-threaded wedgelock locking mechanism designed to reduce the potential for false locking and cross-threading and to increase the speed, ease and reliability of connecting rods to screws.  Also in 2008, the Company launched Xia III, the next generation of its thoracolumbar spinal implant system and THOR, its anterior lumbar plating system that incorporates a proprietary screw locking technology.  In 2007 the Company introduced the Mantis minimally invasive access system for posterior instrumented spinal fusion and the Reflex Zero Profile anterior cervical plating system.  In 2006 the Company introduced the VLIFT vertebral body replacement system consisting of a preassembled, cylindrically shaped titanium cage with a distractible or retractable center.  The hollow core of the cage allows for packing bone graft.  Also in 2006 Stryker launched the AVS AS and AL Spacers which are used as vertebral body support devices in anterior procedures.  Other product lines include the OASYS fixation system that serves the posterior cervical fusion market, the Reflex Hybrid anterior cervical plate and the AVS PL and TL vertebral spacer systems.

Craniomaxillofacial Implant Systems

            Through Stryker Osteosynthesis, the Company develops, manufactures and markets plating systems and related implants, and products for craniomaxillofacial surgery.  The Universal Fixation System is a comprehensive plating system focused on specific anatomical regions of the face.  The system offers a variety of plates, screws, mesh and instrumentation for cranial and maxillofacial applications.  The system is based on a universal concept that includes the SmartLoad screw field, the SmartLock locking system, and universal screwdriver blades and handles, each of which provides reliable results and helps reduce surgical time.  The Universal Trauma, Universal Mandible, and Universal Orthognathic modules provide comprehensive sets for the surgeon.  In 2007 the Company extended its Universal Fixation Portfolio with the addition of a neuro plating module.  The Universal Neuro II System provides neurosurgeons with a variety of low profile and easy to use plates.

            In 2008 the Company launched DuraMatrix Onlay, an onlay specific dura substitute graft with enhanced conformability and handling characteristics.  In 2006 the Company launched DuraMatrix, a second-generation dura substitute technology that is a conformable and resorbable membrane matrix engineered from highly purified Type 1 collagen. These two dura substitute products are indicated for use as dural substitutes for the repair of dura mater.  Also in 2006 Stryker introduced HydroSet, a self-setting calcium phosphate bone substitute that is indicated to fill certain bone voids or gaps of the skeletal system.

            In 2007 the Company also launched an array of instrumentation used in oral, maxiollofacial and plastic surgery. The instruments are handmade in Germany and provide surgeons with optimal instrumentation for all of their surgical procedures. Four unique sets are available for specific specialties including facial fracture, plastic, oral and neurosurgery. Surgeons also have the option of customizing their own sets to satisfy surgeon preference.

OP-1/BMP-7

            Stryker's therapeutic product, OP-1 Implant, is composed of recombinant human OP-1 and a bioresorbable collagen matrix.  OP-1 is a natural protein that the human body makes to induce bone formation. In preclinical studies, OP-1 induced the formation of new bone when implanted into bony defect sites.  Clinical studies for bone formation have been performed in two challenging clinical indications, nonunion fractures of long bones and posterolateral spine fusions.

Based on clinical data from a large, controlled human study, Stryker received approval for a Humanitarian Device Exemption (HDE) from the FDA in 2001 for the use of OP-1 Implant as an alternative to autograft in recalcitrant long-bone nonunions where use of autograft is not feasible and alternative treatments have failed.  An HDE, as defined by the FDA, is for a product intended to benefit patients by treating or diagnosing a disease or condition that affects fewer than 4,000 individuals per year in the United States.  The Company received market approvals from regulators in Europe and in Australia during 2001 as well as in Canada during 2002 for the indication of nonunion fractures of the tibia that failed prior autograft treatment or when autograft treatment is not feasible; for the treatment of long-bone nonunions secondary to trauma for the purpose of initiating new bone formation; or for the clinical indication of long-bone nonunions, respectively.  In the United States, Stryker received a further HDE in 2004 for revision posterolateral spine fusion following the completion of a pilot clinical study that indicated possible benefit of a new formulation of OP-1 known as OP-1 Putty.

            Stryker is committed to the further development of OP-1 as an alternative to iliac crest bone graft for patients requiring spinal fusion using a variety of surgical techniques.  Spinal fusion is used to stabilize the spine and improve patient outcomes postoperatively.  The Company conducted a multicenter pivotal trial in the United States and Canada using OP-1 Putty in posterolateral lumbar spine fusion in the setting of degenerative spondylolisthesis.  In 2003 the Company completed enrollment in this trial, and the final 2-year follow-up evaluation was completed at the end of 2005.  The results were analyzed and submitted to the FDA in 2006 as part of a PMA application for the use of OP-1 Putty in posterolateral lumbar spine fusion surgeries.  The primary end points of the trial included a combination of clinical success, as measured by the Oswestry Disability Index, neurological events, device-related serious adverse events and retreatment, as well as radiological success, as measured by the presence of bone, angulation and translation.  Based on the results of one of the components of the primary end points from the trial, and subsequent to the filing of the PMA, the Company decided to collect additional prospective clinical and radiographic data.  In 2008 the additional data was filed with the FDA for review and the Company was informed by the FDA that the PMA submission, including the additional prospective data, will be reviewed by the FDA Orthopaedic and Rehabilitation Devices Panel on March 31, 2009.  Stryker also filed a Marketing Authorization Application (MAA) with the European Medicines Evaluation Agency (EMEA) for the posterolateral lumbar spine fusion indication in 2006.  In 2008 the Committee for Medicinal Products for Human Use in Europe recommended this indication for approval.

            In 2006 Stryker filed an investigational device exemption (IDE) application with the FDA to start a pilot clinical study in transforaminal lumbar interbody fusions using OP-1 Putty.  The IDE was approved and patient recruitment was completed in 2008.

            Stryker is also interested in exploring the cartilage regeneration properties of OP-1 and has successfully completed preclinical studies showing that OP-1 can stimulate new cartilage formation and increase disc height in animal models of degenerative disc disease.  In 2005 Stryker filed its first Investigational New Drug (IND) application with the FDA to treat degenerative disc disease with a new injectable form of OP-1 in a dose-ranging study in humans.  In 2008 the Company completed enrollment in this dose-ranging clinical safety study for the first time use of BMP-7 to regenerate cartilage tissue.

            In 2006 Stryker filed an IND application with the FDA to treat osteoarthritis in the knee with the injectable form of OP-1.  Following FDA concurrence in 2007, the Company proceeded with patient enrollment in the clinical study which was completed in 2008.

MedSurg Equipment

MedSurg Equipment products include surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; and patient handling and emergency medical equipment.  These products are designed and manufactured by Stryker Instruments, Stryker Endoscopy and Stryker Medical.

The Stryker Instruments and Stryker Endoscopy product portfolios include micro powered tools and instruments that are used in orthopaedics, functional endoscopic sinus surgery, neurosurgery, spinal surgery and plastic surgery.  The Total Performance System (TPS) is a universal surgical system that can be utilized in several medical specialties. The TPS U2 Drill and TPS Burs are designed for use by spine surgeons and neurosurgeons, while the TPS MicroDriver and TPS Sagittal Saw are designed for use by sports medicine physicians and plastic surgeons.  The Elite attachment line with a proprietary extendable bur system and Saber Drill for ENT surgery further extend the TPS System into spine, neurosurgery and ENT applications.  The TPS System also powers Stryker Endoscopy Shaver Systems.

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

In 2006 the Company introduced the Stryker Precision Oscillating Tip Saw.  In contrast to standard surgical saws with oscillating blades, this innovative saw has a stationary blade shaft with an oscillating tip.  This feature gives surgeons the opportunity for greater accuracy while simplifying cuts and reducing the potential for soft tissue damage and facilitating less invasive procedures.  This saw represents an advance in procedural simplification, offering customers the potential for time and cost savings by reducing the number of steps in the surgical process.

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

            The Maestro drill represents Stryker's line of micro powered instruments for spine, neurology and ENT applications.  Employing the pneumatic technology that is the preference of many surgeons in these specialties, the Maestro drill leverages the Company's TPS and CORE platforms by using the same cutting attachments.  The CORE platform console is a technological advancement of the precision and versatility offered by the TPS console platform and offers integrated irrigation, multihandpiece functionality and a standardized user interface.

Stryker Instruments also produces products that are utilized in conjunction with joint replacement surgery.  These products include the Revolution Cement Mixing System, designed to provide one solution for mixing all surgical cements, in addition to offering mixing efficacy, safety and ease of use; the Interpulse, a disposable, self-contained pulsed lavage system used by physicians to cleanse the surgical site during total joint arthroplasty; and the ConstaVac CBC II Blood Conservation System, a postoperative wound drainage and blood reinfusion device that enables joint replacement patients to receive their own blood rather than donor blood.

To serve the postsurgical technology market, the Company offers the PainPump2, a disposable system that offers electronically controlled flow rates of pain medication directly to the surgical site to help manage a patient's postoperative discomfort. This innovative design allows the physician to program the pump and provides a patient-controlled analgesia (PCA) option of non-narcotic medication, previously unavailable to the market in a disposable pump.  The Company also markets the BlockAid PainPump designed for continuous nerve block applications that enables the delivery of a local anesthetic to specific neurologic anatomy with a reprogrammable technology.

            To promote safety for patients and medical staff, Stryker works closely with hospitals and other healthcare organizations to develop a broad product portfolio.  Stryker offers the Steri-shield T5 Personal Protection System, which provides a market-leading helmet, hood and gown to help protect operating room personnel from infection, cross-contamination and harmful microorganisms.  This system employs advanced user-cooling features and provides the option for integrated communication and lighting systems.  The Neptune Waste Management System represents Stryker's leading product for waste management in the operating room.  The self-contained device, first introduced in 2000 and consistently improved, collects and disposes of fluid and smoke waste from surgical procedures, minimizing the need for operator intervention and therefore the risk of exposure to these waste products.  In 2008 Stryker introduced the Neptune 2 Waste Management platform.  This next-generation system allows for increased fluid collection capacity while enhancing end user system preferences based on surgical procedures.

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

Surgical Navigation Systems

            Through Stryker Instruments, the Company offers a broad line of surgical navigation systems that give surgeons in several specialties the ability to use electronic imaging to see more clearly, better align instruments and more accurately track where the instruments are relative to a patient's anatomy during surgical procedures.  In 2006 Stryker released two navigation applications for the joint replacement and craniomaxillofacial implant markets.  The eNdtrac ASM software and instrumentation give orthopaedic surgeons the option of navigating their cuts while eliminating the need to place additional pins in the femur and tibia outside of the surgical incision.  The iNtellect software packages provide neurologic and ENT surgeons with enhanced graphics, a significantly simplified image import process, customizable procedure-specific workflows and user-friendly advanced tools for comprehensive planning and navigation.

            To further serve the reconstructive and spine implant markets, the Company offers the OrthoLock Anchoring System, which allows for less invasive procedures and provides surgeons a choice of two- or three-pin tracker anchoring.  In 2008 the Company released ORTHOMAP 1.3 software, its third generation of hip implant navigation software.  This technology uses patient table motion and easily accessible landmarks to remove the need for complicated pelvic registration.  ORTHOMAP 1.3 software also contains a complete database of Stryker hip implant systems that the surgeon may utilize intraoperatively to assist in sizing and positioning.   In 2007 the Company introduced iNfinitus Resurfacing 1.0 software designed to assist the surgeon with navigated guide wire placement during hip implant procedures.

To assist in imaged based orthopaedic procedures including surgical oncology, Stryker offers ORTHOMAP 3D 1.0 software.  This software platform utilizes single or multiple image data sets allowing the surgeon to pre-plan resections, facilitate a more MIS bone sparing procedure and gather necessary information intraoperatively such as leg length and component rotation.

In 2007 the Company released precisioN Knee 4.0 software to serve the knee implant market.  This new software system represents an upgrade from earlier offerings and is designed to further simplify the procedure via reactive workflow by leveraging Stryker's Smart instrumentation and camera technology.  This unique technology promotes greater surgical efficiency because the software automatically reacts to a surgeon's individualized procedural workflow and instrument position in space.  The precisioN Knee 4.0 software also houses an integrated implant database with all of Stryker's knee implant offerings, which automatically sizes and positions the component for the surgeon.  The Company also offers unicondylar navigation software for surgeons that only need to repair one side of a damaged, arthritic knee.

In craniomaxillofacial navigation, Stryker offers iNtellect Cranial and iNtellect ENT software.  Both iNtellect packages are enhancements released in 2007 and are based on the original Neuro 2.0 and ENT 2.0 software packages.  These packages provide surgeons the option of utilizing the Company's Mask technology to register the patient without traditional fiducial markers and increases surgical efficiency by significantly reducing intraoperative patient registration time.

In 2008 the Company released SpineMap3D 1.0 software, its next generation product offering for spine navigation.  SpineMap3D 1.0 software supports complex spine procedures, such as multiple-level scoliosis repair and less invasive cases, requiring intraoperative three dimensional (3D) CT data and is compatible with the latest intraoperative 3D C-arms for automatic registration which reduces registration time and effort.

            The Company offers the Navigation System II Cart, the eNlite suitcase system, which creates a smaller footprint in the operating room while retaining the full functionality of all software programs offered on the Navigation System II Cart, and the Navigation iSuite, a fully integrated navigation system housed in the ceiling and walls of an existing operating room.  All of these product offerings are either image based or imageless platforms, incorporating intuitive Smart hardware and software functionality, and a highly accurate digital infrared camera that result in greater ease of use, less invasive procedures, and reduced surgical time.

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

            In 2008 Stryker introduced the High Definition Digital Radiography (HDDR) 3000, a space efficient and multifunctional direct digital radiography system designed to accommodate the demanding requirements of modern orthopaedic practices.  The HDDR 3000 features a Q-arm design with the x-ray tube always centered to the detector for fast, precise and convenient patient positioning.  The system efficiently performs all general radiographic procedures with a single detector.

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

In 2006 the Company introduced the 1188 HD Camera, the next generation of Stryker 3-Chip HD Cameras.  The 1188 HD offers superior picture quality, enhanced clarity and more intuitive user controls.  This product provides surgical teams with improved visibility during endoscopic procedures, which can improve overall surgical and patient outcomes.  In conjunction with the launch of the 1188 HD Camera, the Company also introduced complementary products, such as the X8000 Lightsource and Vision Elect Monitor, that feature improvements over earlier offerings.  To accommodate the recording of HD images, the Company introduced the SDC HD digital documentation system.  The Company also offers its Formula shaver system, which is small, light and equipped with radio frequency identification (RFID), facilitating communication between the blade and console.

            In 2006 Stryker launched the Infinity II Communication Platform, featuring an intuitive customer interface and an open architecture.  This second-generation model allows customers to run multiple PC applications from a single touch screen and to route HD digital signals through the industry's first digital video-imaging (DVI) board.

Patient Handling and Emergency Medical Equipment

            Stryker Medical is a leader in the patient handling equipment segment, offering a wide variety of stretchers customized to fit the needs of acute care and specialty surgical care facilities with a focus on providing a safe and comfortable surface for patients while reducing the risk of back injury for hospital staff.  The Company offers the M-Series Stretcher which has become the standard in patient mobility.  The M-Series Stretcher incorporates the Company's BackSmart side rail design elements, reducing the risk of back injury for caregivers; the Zoom Motorized Drive System, virtually eliminating push force; Big Wheel technology, reducing start-up force by up to 50 percent and increasing maneuverability; and a 700-pound weight capacity.  The Company also offers the Pioneer Pressure Redistribution Surface for stretchers which incorporate self-adjusting air bladders to provide a preventative skin care solution and increase patient comfort.  The Company's Glide Lateral Air Transfer System allows two caregivers to easily transfer even the largest patients while reducing the risk for caregiver back injury by lifting and floating the patient on a cushion of air.  Stryker furniture offerings, such as the award-winning Tru-Fit overbed table and Symmetry Plus Recliners, create a healing environment while providing functional design, comfort and reliable support.

            Stryker Medical also develops and manufactures beds and accessories that are designed to meet the unique needs of specialty departments within the acute care environment.  In 2008 the Company introduced the redesigned S3 Med/Surg Hospital Bed, the first redesign since its original 1994 introduction combining a retractable frame with the Company's BackSmart ergonomically designed side rails and featuring an open architecture to accept any standard support surface.  In 2007 the Company introduced the InTouch, the first high-acuity care bed to combine advanced technology, intuitive operation and BackSmart ergonomics to the benefit of both patients and caregivers.  The revolutionary touch screen interface provides the caregiver with new insights into patient metrics.  Protocol Reminders such as patient turn schedules are customizable to encourage best practices that have been proven to help improve patient outcomes.  Stryker's XPRT nonintegrated support surface with low air loss, percussion and rotational therapy aids in the prevention and treatment of certain skin ulcers and pulmonary care.  Stryker also offers the LD304 birthing bed, which features a removable foot section with the unique Lock-Rite System, and the Go Bed II MedSurg bed, which features low bed-height for safe patient ingress and exit.  The Go Bed II also offers the optional Chaperone center-of-gravity bed-exit system with Zone Control to help prevent patient falls.  Zone Control is a feature that enables the caregiver to adjust the sensitivity of the bed-exit system to accommodate different patient needs. Stryker has a complete line of intensive care unit (ICU) beds for critical care and step-down units.  The beds incorporate advanced features that facilitate patient care, such as in-bed scales that accurately weigh the patient regardless of bed position and a radiolucent surface that facilitates chest x-rays without moving the patient from the bed.

To serve the worldwide pre-hospital market, the Company offers a line of manually operated ambulance cots and cot-to-ambulance fastening systems.  In addition, Stryker offers the STAIR-PRO stair chairs with STAIRTREAD track systems that facilitate patient transport up and down stairs.  The Company's POWER-PRO ambulance cot incorporates an advanced battery-powered hydraulic lift system that enables emergency medical professionals to raise and lower the cot with the press of a button.  The use of STAIR-PRO and the POWER-PRO helps prevent caregiver back injuries.  Stryker expanded the POWER-PRO line in 2006 with a version customized to carry transport incubators on both inter-facility and intra-facility transports and in 2007 with a version customized for ambulances that use hydraulic tail lifts or ramps which are popular in the United Kingdom.  To better serve the bariatric transport segment, the Company offers the MX-PRO BT ambulance cot with a weight capacity of 1,600 pounds.  The Company also offers a customized Evacuation Chair with the STAIRTREAD system for emergency evacuation of immobile people from multi-story buildings.

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

            Total expenditures for product research, development and engineering were $367.8 million in 2008, $375.3 million in 2007 and $324.6 million in 2006.  Research, development and engineering expenses represented 5.5% of sales in 2008, compared with 6.3% in 2007 and 2006. As anticipated, the spending level in 2008 decreased as the Company implemented a more normalized level of spending for these costs compared to prior periods as well as the Company's focus of research and development resources on compliance initiatives, which has slowed down some research and development projects and reduced outside contractor spending on certain projects. Recent new product introductions in the Orthopaedic Implants and MedSurg Equipment segments are more fully described under the caption "Product Sales" on pages 5 through 17 of this report.

            In addition to internally developed products, the Company invests in technologies developed by third parties that have the potential to expand the markets in which the Company operates.  In 2006 the Company acquired Sightline Technologies Ltd. (Sightline), to enhance the Company's presence in the gastrointestinal and other markets within its MedSurg Equipment segment.  Unanticipated issues have arisen that continue to delay the regulatory approval and commercialization efforts of new products associated with the technologies acquired in the Sightline acquisition.  During 2008 the Company substantially reduced the development efforts associated with these products, as more fully described in "Note 6 - Restructuring Charges" on page 58 of this report.  However, the Company believes that the technology acquired in the Sightline acquisition may result in the introduction of new products and additional sales in future periods.

            In 2005 the Company acquired PlasmaSol Corp. (PlasmaSol), a developer of a technology that should allow Stryker to provide sterilization equipment for use with certain of its MedSurg Equipment products.  In 2004 the Company acquired SpineCore, Inc. (SpineCore), a developer of artificial lumbar and cervical discs.  The Company believes that the technologies acquired in each of the PlasmaSol and SpineCore acquisitions will result in the introduction of new products.  However, unanticipated issues may arise that could further delay or terminate a product's development prior to regulatory approval or commercialization.  As of December 31, 2008, the Company had not encountered significant issues and expects completion of the development and initial U.S. commercialization of the FlexiCore lumbar artificial disc, the CerviCore cervical artificial disc and the sterilization technology following receipt of all required regulatory approvals.

            In 2006 the Company opened a new facility to support product development activities across its manufacturing divisions.  Located near Delhi, India, the facility provides software and mechanical engineering resources for divisional research & development teams to accelerate new product innovation and facilitates the development and testing of Stryker's internal systems.

MARKETING

            Domestic sales accounted for 64% of total revenues in 2008.  Most of the Company's products are marketed directly to doctors, hospitals and other healthcare facilities by approximately 3,900 sales and marketing personnel in the United States.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

            International sales accounted for 36% of total revenues in 2008.  The Company's products are sold in more than 100 countries through local dealers and direct sales efforts.  Local dealer support and direct sales are coordinated by approximately 2,700 sales and marketing personnel.  Stryker distributes its products through sales subsidiaries and branches with offices located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Denmark, Egypt, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Russia, Serbia and Montenegro, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Ukraine, the United Arab Emirates and the United Kingdom.  Stryker exports products to dealers and to customers in Africa, Bangladesh, the Balkans, China, the CIS (former Soviet Union), Cyprus, Czech Republic, Hungary, Iceland, Indonesia, Ireland, Israel, Latin America, the Middle East, Paraguay, the Philippines, Slovakia, Thailand, Turkey, Uruguay and Vietnam.  Additional information regarding the Company's international and domestic operations and sales appears in "Note 13 - Segment and Geographic Data" on pages 67 through 69 of this report.

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

In the craniomaxillofacial implant segment, Stryker is one of four leaders, competing  principally with  Synthes, Inc., Biomet Microfixation, LLC (a subsidiary of Biomet, Inc.), and KLS Martin L.P.

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

In the surgical equipment segment, Stryker is one of three leaders, competing principally with Medtronic, Inc., and Conmed Linvatec, Inc. (a subsidiary of Conmed Corporation).  These companies are also competitors in the international segments, along with Aesculap-Werke AG (a division of B. Braun Melsungen AG), a large European manufacturer.

In the surgical navigation segment, Stryker is one of six principal competitors, including Medtronic Surgical Navigation Technologies (a division of Medtronic, Inc.), BrainLAB Inc. (a subsidiary of BrainLAB AG), Aesculap AG & Co. KG (a division of B. Braun Melsungen AG), Radionics, Inc. (a subsidiary of Integra LifeSciences Corporation), and GE Medical Systems Navigation and Visualization, Inc. (a subsidiary of General Electric Company).

In the arthroscopy segment, the Company is one of four leaders, together with the principal competitors Smith & Nephew Endoscopy (a division of Smith & Nephew plc), Conmed Linvatec, Inc., and Arthrex, Inc.  In the laparoscopic imaging products segment, the Company is one of three leaders, together with the principal competitors, Karl Storz GmbH & Co. (a German company) and Olympus Optical Co. Ltd. (a Japanese company).

            The Company's primary competitor in the patient handling segment is Hill-Rom Holdings, Inc.  In the specialty stretcher segment, the primary competitors are Hausted, Inc. (a subsidiary of Steris Corporation), Hill-Rom Holdings, Inc., and Midmark Hospital Products Group (a subsidiary of Ohio Medical Instrument Company, Inc.).  In the emergency medical services segment, Ferno-Washington, Inc. is the Company's principal competitor.

            The principal factors that the Company believes differentiate it in the highly competitive market segments in which it operates and enable it to compete effectively are innovation, reliability, service and reputation.  The Company believes that its competitive position in the future will depend to a large degree on its ability to develop new products and make improvements to existing products.  While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or an attribute of a product represents a unique design or process.  Patent protection of such products restricts competitors from duplicating these unique designs and features.  Stryker seeks to obtain patent protection on its products whenever possible.  The Company currently owns approximately 1,010 United States patents and 1,450 international patents.

MANUFACTURING AND SOURCES OF SUPPLY

            The Company's manufacturing processes consist primarily of precision machining, metal fabrication and assembly operations; the forging and investment casting of cobalt chrome; and the finishing of cobalt chrome and titanium.  In addition, the Company is the sole manufacturer of its OP-1 product.  Approximately 12% of the Company's cost of sales in 2008 represented finished products that were purchased complete from outside suppliers.  The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components, and uses outside sources for certain finishing operations, such as plating, hardening and coating of machined components and sterilization of certain products.  The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys.  In all, purchased parts and components from outside sources were approximately 50% of the total cost of sales in 2008.

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

In 2008 the Company received a warning letter from the FDA related to quality systems and compliance issues at its OP-1 implant manufacturing facility in Hopkinton, Massachusetts. In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey.  The Company takes these matters very seriously and has been fully cooperating with the FDA to address their observations.

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

EMPLOYEES

            At December 31, 2008, the Company had 17,594 employees worldwide, including 7,321 involved in manufacturing, warehousing and distribution operations; 6,664 in sales and marketing; 1,570 in research, development and engineering; and the balance in general management and administration.  Certain international employees are covered by collective bargaining agreements that are updated annually.  The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

            Information regarding the executive officers of the Company appears under the caption "Item 10. Directors, Executive Officers and Corporate Governance" on pages 74 through 75 of this report.

ITEM 1A.	RISK FACTORS.

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

            Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where the Company does business.  The Company could experience a negative impact on its operating results due to increased pricing pressure in the United States, Japan and certain other markets.  Governments, hospitals and other third party payers could reduce the amount of approved reimbursements for the Company's Orthopaedic Implants products.  Reductions in reimbursement levels or coverage, or other cost-containment measures could unfavorably affect the Company's future operating results.

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

            The Company has spent a significant amount of time and resources on research and development projects in order to develop and validate new and innovative products.  The Company believes these projects will result in the commercialization of new products and will create additional future sales.  However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of new products.  Additionally, unanticipated issues may arise in connection with current and future clinical studies that could delay or terminate a product's development prior to regulatory approval.  The Company may experience an unfavorable impact on its operating results if it is unable to capitalize on those efforts by attaining the proper FDA approval or to successfully market new products.

The Company's operating results could be negatively impacted by future changes in the allocation of income to each of the income tax jurisdictions in which the Company operates.

            The Company operates in multiple income tax jurisdictions both inside and outside the United States.  Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions.  Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing and product royalty arrangements, may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates.  Because income tax adjustments in certain jurisdictions can be significant, the Company's future operating results could be negatively impacted by settlements of these matters.

The Company's operating results could be negatively impacted by future product liability claims, unfavorable court decisions, regulatory compliance or legal settlements.

            The Company is a defendant in various proceedings, legal actions and claims arising in the normal course of business, including product liability and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  To partially mitigate losses arising from unfavorable outcomes in such matters, the Company purchases third-party insurance coverage subject to certain deductibles and loss limitations.  While the Company believes its current insurance coverage is adequate to mitigate losses arising from such matters, its future operating results may be unfavorably impacted by any settlement payments or losses beyond the amounts of insurance carried.  Likewise, the Company may incur significant legal expenses regardless of whether it is found to be liable.  In addition, such product liability matters may negatively impact the Company's ability to obtain cost-effective third-party insurance coverage in future periods.

            In 2008 the Company and certain current and former employees received subpoenas from the U.S. Department of Justice Office, Criminal Division, of the United States Attorney in Massachusetts requesting documents related to (i) false Institutional Review Board approvals; (ii) the amount of sales of OP-1 under one of the Company's Humanitarian Device Exemptions; and (iii) the off-label promotion of Calstrux in combination with OP-1.  The Company is in the process of responding to the U.S. Department of Justice regarding this matter.

            In 2008 the Company received a warning letter from the FDA related to quality systems and compliance issues at its OP-1 implant manufacturing facility in Hopkinton, Massachusetts.  In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey.  The Company takes these matters very seriously and has been fully cooperating with the FDA to address their observations.

            In 2007 the Company announced that it reached a resolution with the U.S. Attorney's office for the District of New Jersey in connection with a previously announced investigation relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  The resolution is in the form of a non-prosecution agreement for an 18-month period ending on March 27, 2009.  During the term of the agreement, the Company's Orthopaedics subsidiary is subject to oversight by a federal monitor, as appointed by the U.S. Attorney, regarding compliance with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons.  Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker's orthopedic medical devices in procedures paid for in whole or in part by Medicare.  The Company produced numerous documents and other materials to HHS in response to the subpoena and had been working with HHS to attempt to narrow the scope of the requested production.  In 2008 the U.S. Department of Justice and the HHS sought judicial enforcement of the subpoena and a court agreed to enforce it in January 2009.  At the same time, the U.S. District Court for the District of New Jersey dismissed the Company's complaint which had asked the court to quash the subpoena and sought other appropriate relief on the grounds that the subpoena was overbroad and oppressive.

In 2007 the Company disclosed that the U.S. Securities and Exchange Commission made an informal inquiry of the Company regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, the Company received a subpoena from the U.S. Department of Justice, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the U.S. Securities and Exchange Commission inquiry.  The Company is fully cooperating with the U.S. Department of Justice and the U.S. Securities and Exchange Commission regarding these matters.

As a result of these investigations, the Company's future operating results could be negatively impacted by the resolution of these matters.

The Company's operating results could be negatively impacted by economic, political or other developments in countries in which the Company does business.

            The Company distributes its products throughout the world.  As a result, the Company's future operating results could be negatively impacted by unstable economic, political and social conditions, including but not limited to fluctuations in foreign currency exchange rates, political instability, or changes in the interpretation or creation of laws and regulations in each of the countries where the Company conducts business, including the United States.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

            Not applicable.

ITEM 2.	PROPERTIES.

            The Company has the following properties:

			Square	Owned/
Location	Segment	Use	Feet	Leased

Mahwah, New Jesey	Orthopaedic Implants	Manufacturing of reconstructive implants	531,000	Owned
Limerick, Ireland	Orthopaedic Implants	Manufacturing of reconstructive implants and OP-1	130,000	Owned
Herouville, France	Orthopaedic Implants	Manufacturing of reconstructive implants	130,000	Owned
Kiel, Germany	Orthopaedic Implants	Manufacturing of trauma implants	147,000	Owned
Selzach, Switzerland	Orthopaedic Implants	Manufacturing of trauma implants	78,000	Owned
Neuchâtel, Switzerland	Orthopaedic Implants	Manufacturing of spinal implants	88,000	Owned
Bordeaux, France	Orthopaedic Implants	Manufacturing of spinal implants	79,000	Owned
Bordeaux, France	Orthopaedic Implants	Manufacturing of spinal implants	35,000	Leased
Carrigtwohill, Ireland	Orthopaedic Implants and MedSurg Equipment	Manufacturing of reconstructive implants and surgical equipment	154,000	Owned
Freiburg, Germany	Orthopaedic Implants and MedSurg Equipment	Manufacturing of craniomaxillofacial implants and surgical navigation systems	106,000	Owned
Stetten, Germany	Orthopaedic Implants	Manufacturing of craniomaxillofacial implants	33,000	Owned
West Lebanon, New Hampshire	Orthopaedic Implants	Manufacturing of OP-1	140,000	Owned
Hopkinton, Massachusetts	Orthopaedic Implants	Manufacturing of OP-1	69,000	Leased
Portage, Michigan	MedSurg Equipment	Manufacturing of surgical equipment and patient-handling and emergency medical equipment	1,034,000	Owned
Arroyo, Puerto Rico	MedSurg Equipment	Manufacturing of surgical equipment and endoscopic systems	220,000	Leased
San Jose, California	MedSurg Equipment	Manufacturing of endoscopic systems	165,000	Leased
Flower Mound, Texas	MedSurg Equipment	Manufacturing of communications and digital imaging systems	127,000	Leased
L'Islet, Canada	MedSurg Equipment	Manufacturing of patient-handling equipment	132,000	Owned
Kalamazoo, Michigan	Other	Corporate headquarters	75,000	Owned

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

            The Company believes that its properties are suitable and adequate for the manufacture and distribution of the Company's products.

ITEM 3.	LEGAL PROCEEDINGS.

            The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described in "Note 15 - Contingencies" on pages 69 through 70 of this report.  The potential future outcomes of these matters are outside of management's control and will generally not be known for prolonged periods of time.  In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements.  In legal matters for which management has sufficient information to reasonably estimate the Company's future obligations, a liability representing management's best estimate of the probable cost for the resolution of these legal matters is recorded.  The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.  The Company does not anticipate material losses as a result of these proceedings beyond amounts already provided in the accompanying Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is traded on the New York Stock Exchange under the symbol SYK.   Quarterly stock prices appear under the caption "Summary of Quarterly Data (Unaudited)" on page 71 of this report and dividend information for the years ended December 31, 2008 and 2007 appears under the caption "Selected Financial Data" in Item 6 below.  The Company's Board of Directors considers a year-end cash dividend annually at its December meeting.

            In the fourth quarter of 2008, the Company issued 240 shares of Common Stock as performance incentive awards to certain employees.  The shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

            On January 31, 2009, there were 4,680 shareholders of record of the Company's Common Stock.

            In October 2008 the Company completed the previously announced $750 million share repurchase program and announced that its Board of Directors had authorized the Company to repurchase up to an additional $250 million of its common stock from time to time in the open market, in privately negotiated transactions or otherwise.  During the fourth quarter of 2008, the Company repurchased 8.3 million shares of its common stock in the open market at a cost of $404.0 million, as follows (in millions, except per share amounts):

				(d)
	(a)		(c )	Maximum
	Total Number	(b)	Total Number of	Dollar Value
	of	Average Price	Shares Purchased as	of Shares that may
	Shares	Paid	Part of Publicly	yet be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plans
Month #1
October 1, 2008 - October 31, 2008	2.9	$59.70	2.9	$232.2
Month #2
November 1, 2008 - November 30, 2008	4.6	$43.75	4.6	30.5
Month #3
December 1, 2008 - December 31, 2008	0.8	$37.77	0.8	$ -
Total	8.3	$48.70	8.3

ITEM 6.	SELECTED FINANCIAL DATA.

The financial information for each of the five years in the period ended December 31, 2008 is set forth below (dollars in millions, except per share amounts):

	2008	2007	2006	2005	2004
Net sales	$6,718.2	$6,000.5	$5,147.2	$4,608.9	$4,017.4
Cost of sales	2,131.4	1,865.2	1,616.6	1,489.2	1,303.8
Gross profit	4,586.8	4,135.3	3,530.6	3,119.7	2,713.6

Research, development and engineering expenses	367.8	375.3	324.6	284.7	214.9
Selling, general and administrative expenses	2,625.1	2,391.5	2,047.0	1,839.4	1,655.4
Intangibles amortization	40.0	41.4	42.7	47.6	44.6
Other (a)	34.9	19.8	52.7	15.9	120.8
	3,067.8	2,828.0	2,467.0	2,187.6	2,035.7
Operating income	1,519.0	1,307.3	1,063.6	932.1	677.9
Other income (expense)	61.2	62.8	30.2	4.9	(2.9)
Earnings from continuing operations before income taxes	1,580.2	1,370.1	1,093.8	937.0	675.0
Income taxes	432.4	383.4	322.4	304.5	237.0
Net earnings from continuing operations	1,147.8	986.7	771.4	632.5	438.0
Net earnings and gain on sale of discontinued operations	-	30.7	6.3	11.1	2.0
Net earnings	$1,147.8	$1,017.4	$777.7	$643.6	$440.0

Net earnings from continuing operations per share of
common stock (b):
Basic	$2.81	$2.41	$1.90	$1.57	$1.09
Diluted	$2.78	$2.37	$1.87	$1.54	$1.07

Net earnings per share of common stock (b):
Basic	$2.81	$2.48	$1.91	$1.59	$1.10
Diluted	$2.78	$2.44	$1.89	$1.57	$1.08

Dividend per share of common stock (b)	$0.40	$0.33	$0.22	$0.11	$0.09

Average number of shares outstanding - in millions (b):
Basic	408.1	409.7	406.5	403.7	401.2
Diluted	413.6	417.2	411.8	410.8	409.3

(a) Includes restructuring, intangible asset impairment and purchased in-process research and development charges.
(b) Adjusted for the two-for-one stock split effective May 14, 2004.

FINANCIAL AND STATISTICAL DATA
	2008	2007	2006	2005	2004
Cash and marketable securities	2,195.6	2,410.8	1,414.8	1,056.5	349.4
Working capital	3,517.2	3,571.9	2,182.8	1,621.3	1,029.1
Current ratio	3.4	3.7	2.6	2.3	1.9
Property, plant and equipment - net	963.8	991.6	914.9	796.3	670.2
Capital expenditures	155.2	187.7	209.4	261.8	180.5
Depreciation and amortization	387.6	366.6	324.1	282.7	242.8
Total assets	7,603.3	7,354.0	5,873.8	4,992.5	4,120.0
Long-term debt, including current maturities	20.5	16.8	14.8	231.6	10.0
Shareholders' equity	5,406.7	5,378.5	4,191.0	3,300.2	2,788.2
Return on average equity	21.3%	21.3%	20.8%	21.1%	17.7%
Net cash provided by operating activities	1,175.9	1,028.3	867.3	833.4	559.5
Number of shareholders of record	4,500	4,373	4,091	3,979	3,784
Number of employees	17,594	16,026	18,806	17,265	15,891

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

            Throughout this discussion, references are made to the following financial measures:  "constant currency," "adjusted net earnings from continuing operations," "adjusted basic net earnings per share from continuing operations" and "adjusted diluted net earnings per share from continuing operations."  These financial measures are an alternative representation of Stryker Corporation's (the Company or Stryker) past and potential future operational performance and do not replace the presentation of the Company's reported financial results under U.S. generally accepted accounting principles (GAAP). The Company has provided these supplemental non-GAAP financial measures because they provide meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses these non-GAAP financial measures for reviewing the operating results of its business segments, for analyzing potential future business trends in connection with its budget process and bases certain annual bonus plans on these non-GAAP financial measures.  In order to measure the Company's sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales.  Constant currency results are calculated by translating current year results at prior year average foreign currency exchange rates.  In order to measure earnings performance on a consistent and comparable basis, the Company excludes the restructuring charges recorded in 2008, the intangible asset impairment charge recorded in 2007 and the purchased in-process research and development charge recorded in 2006, each of which affects the comparability of operating results and the trend of earnings.  Additional details regarding the nature, determination and financial statement impact of these items are included in Results of Operations.  In addition, the Company believes investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results.  The Company encourages investors and other users of these financial statements to review its Consolidated Financial Statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

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

Domestic sales accounted for 64% of total revenues in 2008.  Most of the Company's products are marketed directly to doctors, hospitals and other healthcare facilities by approximately 3,900 sales and marketing personnel in the United States.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 36% of total revenues in 2008.  The Company's products are sold in more than 100 countries through Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

            The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

            During the fourth quarter of 2008, the general economic slowdown in the United States resulted in a significant and rapid contraction in hospital capital budgets that depressed demand for certain MedSurg Equipment products.  The unprecedented weakening of the economy caused the Company's hospital customers to reduce capital purchases to a degree not previously experienced in prior recessionary periods.

            During 2008 the Company repurchased 17.4 million shares of common stock in the open market at a cost of $1,000.0 million pursuant to the repurchase programs authorized by the Company's Board of Directors.  Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

            In 2008 the Company decided to simplify the structure of its Japanese distribution business and to substantially reduce development efforts associated with the product technologies acquired from Sightline Technologies Ltd. (Sightline).  In 2006 the Company acquired all of the outstanding stock of Sightline, a private, development-stage company, for an upfront payment of $50.0 million in cash plus certain transaction costs and the assumption of certain liabilities.  Terms of the transaction also included milestone payments of up to an additional $90.0 million upon the achievement of certain operational and financial targets related to Sightline's products.  Unanticipated issues have arisen that continue to delay the regulatory approval and commercialization efforts of new products associated with the product technologies acquired in the Sightline acquisition.   However, the Company believes that the technologies acquired in the Sightline acquisition may result in the introduction of new products and additional sales in future periods.  Additional details, including the financial statement impact resulting from these restructurings and the acquisition of Sightline, are included in Results of Operations.

In 2008 the Company adopted the provisions of Financial Accounting Standard Board (FASB) Statement No. 157, Fair Value Measurements, for financial assets and liabilities measured on a recurring basis. This Statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.  There was no impact to the Consolidated Financial Statements as a result of the adoption of this Statement.  The additional disclosure requirements regarding fair value measurements are included in Note 2 to the Consolidated Financial Statements.

In 2008 the Company adopted the provisions of FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement allows companies the option to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company has elected to apply the fair value option to its Auction Rate Securities Rights agreement, as more fully described in Liquidity and Capital Resources.

In 2007 the Company sold its outpatient physical therapy business, Physiotherapy Associates, for $150.0 million in cash less certain indebtedness.  Physiotherapy Associates' operating results are reported as discontinued operations for the years ended December 31, 2007 and 2006.  Additional details, including the financial statement impact resulting from this divestiture, are included in Results of Operations.

In 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the Company's Consolidated Financial Statements.  The Interpretation also provides guidance for the measurement and classification of income tax positions, interest and penalties, and requires additional disclosure on an annual basis.  Additional details, including the financial statement impact resulting from this adoption, are included in Results of Operations.

Outlook for 2009

            The Company continues to face depressed demand for certain MedSurg Equipment products due to the general economic slowdown.  In addition, the Company anticipates that a slowdown in elective procedures for certain of its Orthopaedic Implants products may occur.  The Company projects that diluted net earnings per share for 2009 will be in the range of $3.12 to $3.22, an increase of 10% to 14% over adjusted diluted net earnings per share from continuing operations of $2.83 in 2008. The financial forecast for 2009 anticipates a constant currency net sales increase in the range of 6% to 9%.  If foreign currency exchange rates hold near January 31, 2009 levels, the Company anticipates an unfavorable impact on net sales of approximately 4.0% to 4.5% in the first quarter of 2009 and an unfavorable impact on net sales of approximately 3.5% to 4.5% for the full year of 2009.

Results of Operations

            The table below outlines the components of net earnings from continuing operations from the Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales			Percentage Change
	2008	2007	2006	2008/2007	2007/2006
Net sales	100.0%	100.0%	100.0%	12%	17%
Cost of sales	31.7	31.1	31.4	14	15
Gross profit	68.3	68.9	68.6	11	17
Research, development and engineering expenses	5.5	6.3	6.3	(2)	16
Selling, general and administrative expenses	39.1	39.9	39.8	10	17
Intangibles amortization	0.6	0.7	0.8	(3)	(3)
Restructuring charges	0.5	-	-	-	-
Intangible asset impairment	-	0.3	-	(100)	-
Purchased in-process research and development	-	-	1.0	-	(100)
Operating income	22.6	21.8	20.7	16	23
Other income (expense)	0.9	1.0	0.6	(3)	108
Earnings from continuing operations before income taxes	23.5	22.8	21.3	15	25
Income taxes	6.4	6.4	6.3	13	19
Net earnings from continuing operations	17.1%	16.4%	15.0%	16	28

            The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, craniomaxillofacial and spinal implant systems; bone cement; and the bone growth factor OP-1.  The MedSurg Equipment segment sells surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.

The table below sets forth domestic/international and product line sales information (in millions):

				Percentage Change
				2008/2007		2007/2006
	Net Sales				Constant		Constant
Domestic/international sales:	2008	2007	2006	Reported	Currency	Reported	Currency

Domestic	$4,282.2	$3,850.3	$3,298.4	11%	11%	17%	17%
International	2,436.0	2,150.2	1,848.8	13	9	16	9

Total net sales	$6,718.2	$6,000.5	$5,147.2	12	11	17	14

Product line sales:
Orthopaedic Implants	$3,967.5	$3,587.3	$3,122.8	11	9	15	12
MedSurg Equipment	2,750.7	2,413.2	2,024.4	14	13	19	17

Total net sales	$6,718.2	$6,000.5	$5,147.2	12	11	17	14

            The tables below set forth additional geographical sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis:

	Year Ended December 31, 2008
	Percentage Change
	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency

Orthopaedic Implants sales:
Hips	2	3	0	3	1
Knees	15	13	10	14	13
Trauma	20	17	10	18	14
Spine	22	14	8	19	18
Craniomaxillofacial	21	6	3	16	15
Total Orthopaedic Implants	11	10	6	11	9

MedSurg Equipment sales:
Surgical equipment and surgical navigation systems	16	18	14	17	15
Endoscopic, communications and digital imaging systems	6	18	15	9	8
Patient handling and emergency medical equipment	13	43	41	18	17
Total MedSurg Equipment	11	22	18	14	13

	Year Ended December 31, 2007
	Percentage Change
	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency

Orthopaedic Implants sales:
Hips	7	12	5	9	6
Knees	15	16	9	16	13
Trauma	29	12	6	19	15
Spine	29	16	10	25	23
Craniomaxillofacial	24	6	0	17	14
Total Orthopaedic Implants	16	13	7	15	12

MedSurg Equipment sales:
Surgical equipment and surgical navigation systems	17	26	18	20	17
Endoscopic, communications and digital imaging systems	18	30	21	21	19
Patient handling and emergency medical equipment	18	7	3	16	15
Total MedSurg Equipment	18	24	17	19	17

2008 Compared with 2007

            The Company's net sales increased 12% in 2008 to $6,718.2 million from $6,000.5 million in 2007.  Net sales grew by 11% as a result of increased unit volume and changes in product mix and by 1% due to favorable changes in foreign currency exchange rates.

            The Company's domestic sales were $4,282.2 million for 2008, representing an increase of 11%, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment. International sales were $2,436.0 million for 2008, representing an increase of 13%. The impact of foreign currency comparisons to the dollar value of international sales was favorable by $84.7 million for 2008. On a constant currency basis, international sales increased 9% in 2008 as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.

            Worldwide sales of Orthopaedic Implants were $3,967.5 million for 2008, representing an increase of 11%. On a constant currency basis, sales of Orthopaedic Implants increased 9% in 2008 as a result of higher shipments of reconstructive, trauma, spinal and craniomaxillofacial implant systems and bone cement.

            Hip Implant Systems:  Sales of hip implant systems increased 3% in 2008 (1% on a constant currency basis). In the United States, sales growth was driven by increased sales of the Cormet Hip Resurfacing product and sales growth in X3 Polyethylene and Accolade cementless hip products, partially offset by declines in other hip systems.  Sales growth in several hip systems, including Accolade, X3 Polyethylene and ABG II, in Europe and Secur-Fit in Japan and the Pacific region also contributed to the Company's constant currency sales growth in 2008.

Knee Implant Systems:  Sales of knee implant systems increased 14% in 2008 (13% on a constant currency basis) due to strong sales growth in the Triathlon Knee System in the United States, Europe, Canada and the Pacific region and solid sales growth in the Scorpio Knee System in Japan and the Latin America region.

Trauma Implant Systems:  Sales of trauma implant systems increased 18% in 2008 (14% on a constant currency basis) as a result of strong worldwide sales growth in the Gamma3 Hip Fracture System and the SPS Calcaneal Foot Plating System and strong sales growth in the Company's T2 Nailing System in the United States, Canada and the Pacific region.  Strong sales growth in the HydroSet injectable bone substitute product in the United States and the Pacific region also contributed to the Company's constant currency sales growth in 2008.

Spinal Implant Systems:  Sales of spinal implant systems increased 19% in 2008 (18% on a constant currency basis).  The increase was driven by strong worldwide sales growth of thoracolumbar implant systems, interbody devices and cervical implants.

Craniomaxillofacial Implant Systems:  Sales of craniomaxillofacial implant systems increased 16% in 2008 (15% on a constant currency basis) primarily due to strong sales growth of products for neurological indications and craniomaxillofacial implants and the HydroSet injectable bone substitute product in the United States and the Pacific region.

Worldwide sales of MedSurg Equipment were $2,750.7 million for 2008, representing an increase of 14%. On a constant currency basis, sales of MedSurg Equipment increased 13% in 2008 as a result of higher shipments of surgical equipment and surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.

            Surgical Equipment and Surgical Navigation Systems:  Sales of surgical equipment and surgical navigation systems increased 17% in  2008 (15% on a constant currency basis) due to strong worldwide sales growth in powered surgical and operating room equipment as well as solid sales growth in interventional pain products in the United States and the Pacific region.

            Endoscopic, Communications and Digital Imaging Systems:  Sales of endoscopic, communications and digital imaging systems increased 9% in 2008 (8% on a constant currency basis) as a result of strong worldwide sales growth in arthroscopy and general surgery as well as strong international sales growth of medical video imaging equipment, led by the 1188 HD camera and complimentary products, partially offset by lower sales of medical video imaging equipment in the United States. Strong sales growth in communication products, led by the SwitchPoint Infinity 2, in the United States and Canada also contributed to the Company's constant currency sales growth.

            Patient Handling and Emergency Medical Equipment:  Sales of patient handling and emergency medical equipment increased 18% in 2008 (17% on a constant currency basis) due to strong sales growth of hospital bed products in the United States and the Latin America region and stretchers and emergency medical equipment in the United States and Europe.

            Cost of sales represented 31.7% of sales in 2008 compared with 31.1% in 2007.  The increase in the cost of sales percentage is primarily due to increased compliance initiative spending and higher commodity and freight costs.

            Research, development and engineering expenses represented 5.5% of sales in 2008 compared with 6.3% in 2007. As anticipated, the spending level in 2008 decreased by 2% to $367.8 million as the Company implemented a more normalized level of spending for these costs compared to prior periods as well as the Company's focus of research and development resources on compliance initiatives, which has slowed down some research and development projects and reduced outside contractor spending on certain projects.  New product introductions in 2008 for the Orthopaedic Implants segment included the Tritanium Primary Hip System; the Triathlon TS Revision Knee System; the Triathlon Partial Knee Resurfacing System; the Asnis Screw System; the VariAx Hand and Foot Trauma Systems; and the Xia III Thoracolumbar Spinal System.  Within the MedSurg Equipment segment, new product introductions in 2008 included the S3 Med/Surg Hospital Bed and the Neptune 2 Waste Management System.

            Selling, general and administrative expenses increased 10% in 2008 and represented 39.1% of sales compared with 39.9% in 2007. The decrease in selling, general and administrative expenses as a percent of sales in 2008 is due to tight control of discretionary spending in the second half of 2008 partially offset by increases in sales-related costs and costs associated with compliance activities.

In  2008 the Company recorded  $34.9 million ($21.7 million net of income taxes) in restructuring charges related to the decisions to simplify the structure of the Company's Japanese distribution business and to substantially reduce development efforts associated with Sightline product technologies acquired in 2006. In 2007 the Company recorded a $19.8 million charge ($12.7 million net of income taxes) to write off patents associated with intervertebral body fusion cage products.  The impairment followed a U.S. Food and Drug Administration (FDA) decision to downgrade certain intervertebral body fusion products to class II devices, along with a weak market for sales of these specific products.  As a result, the Company performed a discounted cash flow analysis over the remaining life of the patented technologies and determined that the charge was required.

            Interest and marketable securities income, which is included in other income (expense), increased to $97.7 million in 2008 from $85.5 million in 2007 primarily as a result of increased average cash and cash equivalents and marketable securities balances in 2008 compared to 2007. Interest expense, which is included in other income (expense), increased to $30.5 million in 2008 from $22.2 million in 2007, primarily as a result of interest expense associated with unresolved income tax positions.

            The Company's effective income tax rate on earnings from continuing operations for the year ended December 31, 2008 was 27.4% compared to an effective income tax rate for the year ended December 31, 2007 of 28.0%. The effective income tax rate for the year ended December 31, 2008 reflects the impact of the restructuring charges of $21.7 million (net of $13.2 million income tax benefits). The effective income tax rate for the year ended December 31, 2007 reflects the impact of the intangible asset impairment charge of $12.7 million (net of $7.1 million income tax benefit).  In addition to these factors, the Company's reported effective income tax rates for the years ended December 31, 2008 and 2007 are lower than the U.S. statutory income tax rate primarily as a result of manufacturing in lower income tax jurisdictions.

            Net earnings from continuing operations increased 16% in 2008 to $1,147.8 million from $986.7 million in 2007.  Basic net earnings per share from continuing operations increased 17% in 2008 to $2.81 from $2.41 in 2007, and diluted net earnings per share from continuing operations increased 17% in 2008 to $2.78 from $2.37 in 2007.

            Excluding the impact of the restructuring charges recorded in 2008 and the charge to reflect the intangible asset impairment in 2007, adjusted net earnings from continuing operations increased 17% in 2008 to $1,169.5 million from $999.4 million in 2007.  Adjusted basic net earnings per share from continuing operations increased 18% in 2008 to $2.87 from $2.44 in 2007, and adjusted diluted net earnings per share from continuing operations increased 18% in 2008 to $2.83 from $2.40 in 2007.

            The reconciliations of these non-GAAP financial measures are as follows (in millions, except per share amounts):

			Percentage
	2008	2007	Change
Reported net earnings from continuing operations	$1,147.8	$986.7	16
Restructuring charges	21.7	-	-
Intangible asset impairment	-	12.7	(100)
Adjusted net earnings from continuing operations	$1,169.5	$999.4	17

Basic net earnings per share of common stock from continuing operations:
Reported basic net earnings per share from continuing operations	$2.81	$2.41	17
Restructuring charges	$0.05	-	-
Intangible asset impairment	-	$0.03	(100)
Adjusted basic net earnings per share from continuing operations	$2.87	$2.44	18

Weighted-average basic shares outstanding	408.1	409.7

Diluted net earnings per share of common stock from continuing operations:
Reported diluted net earnings per share from continuing operations	$2.78	$2.37	17
Restructuring charges	$0.05	-	-
Intangible asset impairment	-	$0.03	(100)
Adjusted diluted net earnings per share from continuing operations	$2.83	$2.40	18

Weighted-average diluted shares outstanding	413.6	417.2

             The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Net earnings for the year ended December 31, 2007 included a gain of $25.7 million (net of income taxes), or $0.06 per diluted share, to reflect the divestiture of the Company's outpatient physical therapy business, Physiotherapy Associates, and net earnings from discontinued operations of $5.0 million, or $0.01 per diluted share.

Net earnings increased 13% in 2008 to $1,147.8 million from $1,017.4 million in 2007. Basic net earnings per share increased 13% in 2008 to $2.81 from $2.48 in 2007, and diluted net earnings per share increased 14% in 2008 to $2.78 from $2.44 in 2007.

2007 Compared with 2006

The Company's net sales increased 17% in 2007 to $6,000.5 million from $5,147.2 million in 2006.  Net sales grew by 14% as a result of increased unit volume and changes in product mix and by 3% due to favorable changes in foreign currency exchange rates.

            The Company's domestic sales were $3,850.3 million for 2007, representing an increase of 17% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.  International sales were $2,150.2 million for 2007, representing an increase of 16%.  The impact of foreign currency comparisons to the dollar value of international sales was favorable by $131.5 million for 2007.  On a constant currency basis, international sales increased 9% in 2007 as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.

            Worldwide sales of Orthopaedic Implants were $3,587.3 million for 2007, representing an increase of 15%.  On a constant currency basis, sales of Orthopaedic Implants increased 12% in 2007 as a result of higher shipments of reconstructive, trauma, spinal and craniomaxillofacial implant systems; bone cement; and the bone growth factor OP-1.

            Hip Implant Systems:  Sales of hip implant systems increased 9% in 2007 (6% on a constant currency basis). In the United States, sales growth was driven by sales of X3 polyethylene and Accolade cementless hip products, partially offset by declines in other hip systems.  Solid sales growth in the Exeter, Trident, X3 polyethylene and Accolade hip products in Europe, the Pacific region and the Latin America region also contributed to the Company's constant currency sales growth for 2007.

            Knee Implant Systems:  Sales of knee implant systems increased 16% in 2007 (13% on a constant currency basis) due to strong sales growth in the Triathlon Knee System in the United States, Europe, Canada and the Pacific region and solid sales growth in the Scorpio Knee System in Europe, the Pacific region and the Latin America region.

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

Spinal Implant Systems:  Sales of spinal implant systems increased 25% in 2007 (23% on a constant currency basis).  The increase was driven by strong worldwide sales growth of thoracolumbar implant systems, interbody devices and cervical implants.

Craniomaxillofacial Implant Systems:  Sales of craniomaxillofacial implant systems increased 17% in 2007 (14% on a constant currency basis) primarily due to strong sales growth of products for neurological indications and craniomaxillofacial implants in the United States, Europe and the Pacific region.

Worldwide sales of MedSurg Equipment were $2,413.2 million for 2007, representing an increase of 19%.  On a constant currency basis, sales of MedSurg Equipment increased 17% in 2007 as a result of higher shipments of surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.

Surgical Equipment and Surgical Navigation Systems:  Sales of surgical equipment and surgical navigation systems increased 20% in 2007 (17% on a constant currency basis) due to strong sales growth in powered surgical and operating room equipment in the United States, Europe and the Pacific region.  Solid sales growth in interventional pain products in Europe also contributed to the Company's constant currency sales growth.

            Endoscopic, Communications and Digital Imaging Systems:  Sales of endoscopic, communications and digital imaging systems increased 21% in 2007 (19% on a constant currency basis) as a result of strong worldwide sales growth of medical video imaging equipment led by the 1188 HD Camera and complementary products such as the X8000 Lightsource and Vision Elect Monitor.  Strong sales growth in arthroscopy and communication products in the United States, Europe and the Pacific region also contributed to the Company's constant currency sales growth.

            Patient Handling and Emergency Medical Equipment:  Sales of patient handling and emergency medical equipment increased 16% in 2007 (15% on a constant currency basis) due to strong sales growth of stretchers and emergency medical equipment in the United States and Europe.  In addition, constant currency sales growth was aided by strong sales growth in hospital beds in the United States as well as strong sales growth in maternity beds in the United States, Canada, Europe and the Latin America region.

            Cost of sales represented 31.1% of sales in 2007 compared with 31.4% in 2006.  The cost of sales percentage in 2007 was favorably impacted by efficiencies gained within manufacturing plants and product distribution channels.

            Research, development and engineering expenses represented 6.3% of sales for both 2007 and 2006. These expenses increased 16% in 2007 to $375.3 million.  The higher spending level was the result of the Company's continued focus on new product development for anticipated future product launches and continued investments in new technologies.  New product introductions in 2007 for the Orthopaedic Implants segment included the condylar stabilizing (CS) ultra-congruent insert for the Triathlon Knee System; the Scorpio NRG with X3 advanced bearing technology; and the Omega3 Compression Hip Screw System.  Within the MedSurg Equipment segment, new product introductions in 2007 included InTouch, a high-acuity care bed; the SDC Ultra, an all-in-one medical imaging information management system; the CORE Sumex drill, designed for use in ENT procedures; and the 45L PneumoSure insufflator.

            Selling, general and administrative expenses increased 17% in 2007 and represented 39.9% of sales compared with 39.8% in 2006.  The slight increase in selling, general and administrative expenses as a percent of sales in 2007 was due to higher sales-related costs, primarily compensation and increased regulatory compliance-related costs, partially offset by decreases in insurance costs and slower growth in discretionary spending.

As previously described, in 2007 the Company recorded a $19.8 million charge ($12.7 million net of income taxes) to write off patents associated with intervertebral body fusion cage products.

The purchased in-process research and development charge of $52.7 million recorded in 2006 related to the acquisition of Sightline.  At the date of the acquisition, the flexible endoscope technologies acquired had not yet reached technological feasibility.  The upfront payment of $50.0 million, plus certain transaction costs and the assumption of certain liabilities, was allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition.  The amount written off as purchased in-process research and development was not deductible for income tax purposes in the United States.

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

            The Company's effective income tax rate on earnings from continuing operations for the year ended December 31, 2007 was 28.0% compared to an effective income tax rate for the year ended December 31, 2006 of 29.5%. The effective income tax rate for the year ended December 31, 2007 reflects the impact of the intangible asset impairment charge of $12.7 million (net of $7.1 million income tax benefit).  The effective income tax rate for the year ended December 31, 2006 reflects the impact of the nondeductibility for income tax purposes of the purchased in-process research and development charge associated with the acquisition of Sightline. In addition to these factors, the Company's reported effective income tax rates for the years ended December 31, 2007 and 2006 are lower than the U.S. statutory income tax rate primarily as a result of manufacturing in lower income tax jurisdictions.

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

            Excluding the impact of the charges to reflect the intangible asset impairment in 2007 and to write off purchased in-process research and development recorded in 2006, adjusted net earnings from continuing operations increased 21% in 2007 to $999.4 million from $824.1 million in 2006.  Adjusted basic net earnings per share from continuing operations increased 20% in 2007 to $2.44 from $2.03 in 2006, and adjusted diluted net earnings per share from continuing operations increased 20% in 2007 to $2.40 from $2.00 in 2006.

             The reconciliations of these non-GAAP financial measures are as follows (in millions except per share amounts):

			Percentage
	2007	2006	Change
Reported net earnings from continuing operations	$986.7	$771.4	28
Intangible asset impairment	12.7	-	--
Purchased in-process research and development	-	52.7	(100)
Adjusted net earnings from continuing operations	$999.4	$824.1	21

Basic net earnings per share of common stock:
Reported basic net earnings per share from continuing operations	$2.41	$1.90	27
Intangible asset impairment	$0.03	-	--
Purchased in-process research and development	-	$0.13	(100)
Adjusted basic net earnings per share from continuing operations	$2.44	$2.03	20

Weighted-average basic shares outstanding	409.7	406.5

Diluted net earnings per share of common stock:
Reported diluted net earnings per share from continuing operations	$2.37	$1.87	27
Intangible asset impairment	$0.03	-	--
Purchased in-process research and development	-	$0.13	(100)
Adjusted diluted net earnings per share from continuing operations	$2.40	$2.00	20

Weighted-average diluted shares outstanding	417.2	411.8

The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

The sale of Physiotherapy Associates resulted in a gain on sale of discontinued operations of $25.7 million (net of income taxes), or $0.06 per diluted share in 2007. Net earnings from discontinued operations for the year ended December 31, 2007 were $5.0 million, or $0.01 per diluted share and net earnings from discontinued operations were $6.3 million, or $0.02 per diluted share, for the year ended December 31, 2006.

Net earnings increased 31% in 2007 to $1,017.4 million from $777.7 million in 2006. Basic net earnings per share increased 30% in 2007 to $2.48 from $1.91 in 2006, and diluted net earnings per share increased 29% in 2007 to $2.44 from $1.89 in 2006.

Liquidity and Capital Resources

            The Company's working capital at December 31, 2008 decreased $54.7 million to $3,517.2 million from $3,571.9 million at December 31, 2007. The decrease in working capital resulted from the use of cash to complete the $1,000.0 million share repurchase programs partially offset by increases in accounts receivable, inventories and prepaid expenses. The decrease in working capital is also due to the reclassification of certain marketable securities from current assets to non-current assets within the Consolidated Balance Sheet at December 31, 2008, as more fully described below.  Accounts receivable days sales outstanding was 59 days at December 31, 2008 and 56 days at December 31, 2007.   Days sales in inventory increased by 18 days to 155 days at December 31, 2008 from 137 days at December 31, 2007 in support of recent and future anticipated product launches.

            The Company generated cash of $1,175.9 million from operations in 2008 compared with $1,028.3 million in 2007.  The increase in cash from operations in 2008 is primarily due to increased earnings partially offset by increased inventory levels.

            In 2008 the Company used cash of $155.2 million for capital expenditures, including $33.2 million for facility expansions. In addition, the Company used cash of $135.6 million for the payment of dividends and $1,000.0 million of cash to repurchase 17.4 million shares of common stock.  The Company also purchased and sold marketable securities, which are classified as available-for-sale investments in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related interpretations.

            The Company had $701.1 million in cash and cash equivalents and $1,494.5 million in current marketable securities at December 31, 2008.  The Company had outstanding borrowings totaling $20.5 million at that date, all of which were classified as current obligations.  The Company believes its cash on hand and marketable securities, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings; loaner instrumentation for surgical implants in support of new product launches; required debt repayments and the payment of dividends.

            Should additional funds be required, the Company had $1,079.4 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $1,000.0 million 5-year nonamortizing, revolving Unsecured Credit Facility that expires in November 2010.  In addition, the Company had the entire $100.0 million accounts receivable securitization facility available at December 31, 2008.

The Company's additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

Amount of Commitment
	Total	Expiration Per Period
	Amount	Less Than	In Excess
	Committed	1 Year	of 1 Year

Unsecured Credit Facility and other lines of credit	$1,079.4	$0.2	$1,079.2

            The Company reviews declines in the fair value of its investments classified as available-for-sale for impairment in accordance with SFAS No. 115 in order to determine whether the decline in fair value is an other-than-temporary impairment.  Other-than-temporary impairments of available-for-sale marketable securities are recorded in earnings.  The primary factors considered by the Company to recognize declines in the fair value of its investments as other-than-temporary impairments are the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of time and the extent to which the market value of the investment has been less than cost and the financial condition and near-term prospects of the issuer based on publicly available financial information.

            Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the auction-rate securities (ARS) investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids.  To date the Company has collected all interest receivable on outstanding ARS when due and expects to continue to do so in the future.  Due to current market conditions the ARS investments have continued to experience failed auctions. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. The Company does not anticipate that the lack of liquidity in its ARS, even for an extended period of time, will affect its ability to finance its operations, including its expansion programs and planned capital expenditures. The Company continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments will be classified as non-current assets until liquidity is restored in the market.

            As of December 31, 2008, the Company held $166.8 million, at par value, of ARS investments.  In 2008 the Company entered into an ARS Rights agreement (Rights) with UBS Financial Services Inc. (UBS), one of its investment providers, whereby the Company received the right to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012.  These Rights are nontransferable securities registered with the U.S. Securities and Exchange Commission.  As a result of accepting the Rights, the Company has released UBS and its employees/agents from all claims except claims for consequential damages directly or indirectly relating to UBS's marketing and sale of ARS and agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

            The Company elected to measure the value of the Rights under the fair value option of FASB Statement No. 159, and recorded a gain of $28.0 million in other income (expense), and a corresponding non-current asset.  Simultaneously, the Company transferred its ARS investments, at their fair value of $138.8 million, from available-for-sale to trading marketable securities. As a result of this transfer, the Company recognized a loss of $28.0 million in other income (expense), reflecting a reversal of the related temporary valuation allowance that was previously recorded within accumulated other comprehensive gain (loss) in shareholders' equity. The Company anticipates that any future changes in the fair value of the Rights will be offset by the changes in the fair value of the related ARS, both of which will be adjusted to their estimated fair value on an ongoing basis.

            The Company's future contractual obligations for agreements with initial terms greater than 1 year, including agreements to purchase materials in the normal course of business, are summarized as follows (in millions):

	Payment Period
	2009	2010	2011	2012	2013	After 2013	Total
Long-term debt	$20.5	$ -	$ -	$ -	$ -	$ -	$20.5
Operating leases	47.7	37.7	26.5	15.7	12.2	27.1	166.9
Unconditional purchase obligations	475.6	40.2	24.5	13.0	2.0	12.6	567.9
Contribution to defined benefits plans	21.5	-	-	-	-	-	21.5
Other	2.0	2.3	2.0	1.5	1.5	12.6	21.9
	$567.3	$80.2	$53.0	$30.2	$15.7	$52.3	$798.7

As further described in Note 11 to the Consolidated Financial Statements, as of December 31, 2008, the Company's defined benefit pension plans are in an underfunded status of $101.6 million. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset performance, changes in interest rates and the potential for changes in legislation in the United States and other foreign jurisdictions, the Company is not able to reasonably estimate the future periods, beyond 2009, in which contributions to fund defined benefit pension plans will be made.  As further described in Note 12 to the Consolidated Financial Statements, as of December 31, 2008, the Company has recorded a liability for unresolved income tax positions of $277.1 million. Due to uncertainties regarding the ultimate resolution of income tax audits, the Company is not able to reasonably estimate the amount or the future periods in which income tax payments to settle these unresolved income tax positions will be made.

Critical Accounting Policies and Estimates

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

            Management believes that, of its significant accounting policies (see Note 1 to the Consolidated Financial Statements), an understanding of the following critical accounting policies is important in obtaining an overall understanding of the Consolidated Financial Statements.

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

Income Taxes

            The Company operates in multiple income tax jurisdictions both inside and outside the United States.  Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions.  Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing and product royalty arrangements, may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates.  Because income tax adjustments in certain jurisdictions can be significant, the Company records accruals representing management's best estimate of the probable resolution of these matters.  To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated probable outcome.

Other Matters

            The Company distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as weak economic conditions or changes in foreign currency exchange rates.  The Company's operating results are primarily exposed to changes in exchange rates among the U.S. dollar, European currencies, in particular the euro and the British pound, the Japanese yen, the Australian dollar and the Canadian dollar.  When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases.  When the U.S. dollar strengthens, the opposite situation occurs. The Company manufactures its products in the United States, France, Germany, Ireland, Switzerland, Canada and Puerto Rico and incurs the costs to manufacture in the applicable local currencies.  This worldwide deployment of factories serves to partially mitigate the impact of currency exchange rate changes on the Company's cost of sales.

            The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates.  These nonfunctional currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies.  All forward currency exchange contracts are recorded at their fair value each period, with resulting gains (losses) included in other income (expense) in the Consolidated Statements of Earnings.

            At December 31, 2008, the Company had outstanding forward currency exchange contracts to purchase $412.5 million and sell $288.4 million of various currencies (principally U.S. dollars and euros) with maturities ranging from 2 to 110 days.  At December 31, 2007, the Company had outstanding forward currency exchange contracts to purchase $427.9 million and sell $257.7 million of various currencies (principally U.S. dollars and euros) with maturities ranging from 4 to 101 days.  The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points.  A hypothetical 10% change in foreign currencies relative to the U.S. dollar would change the December 31, 2008 fair value by approximately $20.7 million.  The Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of the counterparties.

            The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currency exchange rates.  For the year ended December 31, 2008, the weakening of foreign currencies relative to the U.S. dollar decreased the value of these investments in net assets, and the related foreign currency translation adjustment gain in shareholders' equity, by $68.6 million to $203.7 million from $272.3 million at December 31, 2007.

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

In 2008 the Company and certain current and former employees received subpoenas from the U.S. Department of Justice Office, Criminal Division, of the United States Attorney in Massachusetts requesting documents related to (i) false Institutional Review Board approvals; (ii) the amount of sales of OP-1 under one of the Company's Humanitarian Device Exemptions; and (iii) the off-label promotion of Calstrux in combination with OP-1.  The Company is in the process of responding to the U.S. Department of Justice regarding this matter.

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

            In 2007 the Company announced that it reached a resolution with the U.S. Attorney's office for the District of New Jersey in connection with a previously announced investigation relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  The resolution is in the form of a non-prosecution agreement for an 18-month period ending on March 27, 2009.  During the term of the agreement, the Company's Orthopaedics subsidiary is subject to oversight by a federal monitor, as appointed by the U.S. Attorney, regarding compliance with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons.  Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker's orthopedic medical devices in procedures paid for in whole or in part by Medicare.  The Company produced numerous documents and other materials to HHS in response to the subpoena and had been working with HHS to attempt to narrow the scope of the requested production.  In 2008 the U.S. Department of Justice and HHS sought judicial enforcement of the subpoena and a court agreed to enforce it in January 2009.  At the same time, the U.S. District Court for the District of New Jersey dismissed the Company's complaint which had asked the court to quash the subpoena and sought other appropriate relief on the grounds that the subpoena was overbroad and oppressive.

            In 2007 the Company disclosed that the U.S. Securities and Exchange Commission made an informal inquiry of the Company regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, the Company received a subpoena from the U.S. Department of Justice, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the U.S. Securities and Exchange Commission inquiry.  The Company is fully cooperating with the U.S. Department of Justice and the U.S. Securities and Exchange Commission regarding these matters.

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

            Quantitative and qualitative disclosures about market risk are included in the Results of Operations, Liquidity and Capital Resources and Other Matters sections of the Company's Management's Discussion and Analysis of Financial Condition on pages 30 through 42.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Stryker Corporation:

            We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, in 2007 Stryker Corporation changed its method of accounting for unresolved tax positions in connection with the required adoption of Financial Interpretation No. 48.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stryker Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan
February 12, 2009

CONSOLIDATED BALANCE SHEETS
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)
	December 31
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$701.1	$290.5
Marketable securities	1,494.5	2,120.3
Accounts receivable, less allowance of $44.5 ($44.5 in 2007)	1,129.5	1,030.7
Inventories	952.7	796.2
Deferred income taxes	521.9	534.4
Prepaid expenses and other current assets	179.6	132.8
Total current assets	4,979.3	4,904.9

Property, Plant and Equipment
Land, buildings and improvements	686.7	677.1
Machinery and equipment	1,184.3	1,108.8
	1,871.0	1,785.9
Less allowance for depreciation	907.2	794.3
	963.8	991.6
Other Assets
Goodwill	567.5	527.4
Other intangibles, less accumulated amortization of $383.8 ($356.2 in 2007)	368.0	398.1
Loaner instrumentation, less accumulated amortization of $708.3 ($708.7 in 2007)	275.2	293.1
Deferred income taxes	212.2	171.8
Other	237.3	67.1
	1,660.2	1,457.5
	$7,603.3	$7,354.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$274.3	$265.5
Accrued compensation	336.8	313.7
Income taxes	30.0	58.7
Dividend payable	158.6	135.6
Accrued expenses and other liabilities	641.9	542.7
Current maturities of long-term debt	20.5	16.8
Total current liabilities	1,462.1	1,333.0

Other Liabilities	734.5	642.5

Shareholders' Equity
Common stock, $0.10 par value:
Authorized - 1,000.0 shares, Outstanding - 396.4 shares (411.0 in 2007)	39.6	41.1
Additional paid-in capital	812.8	711.9
Retained earnings	4,389.5	4,364.7
Accumulated other comprehensive gain	164.8	260.8
Total shareholders' equity	5,406.7	5,378.5
	$7,603.3	$7,354.0

See accompanying notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EARNINGS
Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Years Ended December 31
	2008	2007	2006
Net sales	$6,718.2	$6,000.5	$5,147.2
Cost of sales	2,131.4	1,865.2	1,616.6
Gross profit	4,586.8	4,135.3	3,530.6

Research, development and engineering expenses	367.8	375.3	324.6
Selling, general and administrative expenses	2,625.1	2,391.5	2,047.0
Intangible asset amortization	40.0	41.4	42.7
Restructuring charges	34.9	-	-
Intangible asset impairment	-	19.8	-
Purchased in-process research and development	-	-	52.7
	3,067.8	2,828.0	2,467.0
Operating income	1,519.0	1,307.3	1,063.6

Other income (expense)	61.2	62.8	30.2
Earnings from continuing operations before income taxes	1,580.2	1,370.1	1,093.8
Income taxes	432.4	383.4	322.4
Net earnings from continuing operations	1,147.8	986.7	771.4

Net earnings from discontinued operations	-	5.0	6.3
Net gain on sale of discontinued operations	-	25.7	-
Net earnings	$1,147.8	$1,017.4	$777.7

Basic net earnings per share of common stock:
Net earnings from continuing operations	$2.81	$2.41	$1.90
Net earnings from discontinued operations	-	$0.01	$0.02
Net gain on sale of discontinued operations	-	$0.06	-
Basic net earnings per share of common stock	$2.81	$2.48	$1.91

Diluted net earnings per share of common stock:
Net earnings from continuing operations	$2.78	$2.37	$1.87
Net earnings from discontinued operations	-	$0.01	$0.02
Net gain on sale of discontinued operations	-	$0.06	-
Diluted net earnings per share of common stock	$2.78	$2.44	$1.89

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2006	$40.5	$452.0	$2,802.5	$5.2	$3,300.2
Net earnings for 2006	-	-	777.7	-	777.7
Unrealized losses on securities,
net of $0.4 income tax benefit	-	-	-	(0.9)	(0.9)
Unfunded pension gains, net of $1.5 income tax expense	-	-	-	2.6	2.6
Foreign currency translation adjustments	-	-	-	102.6	102.6
Comprehensive earnings for 2006					882.0
Issuance of 2.8 shares of common stock
under stock option and benefit plans,
including $26.1 excess income tax benefit	0.3	60.2	-	-	60.5
Share-based compensation	-	56.9	-	-	56.9
Cash dividend declared of $0.22 per share
of common stock	-	-	(89.7)	-	(89.7)
Adjustment to adopt FASB Statement
No. 158, net of $3.9 income tax benefit	-	-	-	(18.9)	(18.9)
Balances at December 31, 2006	40.8	569.1	3,490.5	90.6	4,191.0
Net earnings for 2007	-	-	1,017.4	-	1,017.4
Unrealized gains on securities,
net of $0.8 income tax expense	-	-	-	1.1	1.1
Unfunded pension gains, net of $5.5 income tax expense	-	-	-	16.4	16.4
Foreign currency translation adjustments	-	-	-	152.7	152.7
Comprehensive earnings for 2007					1,187.6
Issuance of 3.0 shares of common stock
under stock option and benefit plans,
including $43.5 excess income tax benefit	0.3	80.4	-	-	80.7
Share-based compensation	-	62.4	-	-	62.4
Cash dividend declared of $0.33 per share
of common stock	-	-	(135.6)	-	(135.6)
Adjustment to adopt FASB Interpretation
No. 48, net of $4.2 income tax benefit	-	-	(7.6)	-	(7.6)
Balances at December 31, 2007	41.1	711.9	4,364.7	260.8	5,378.5
Net earnings for 2008	-	-	1,147.8	-	1,147.8
Unrealized gains on securities, including $0.7
income tax benefit	-	-	-	0.8	0.8
Unfunded pension losses, net of $8.3 income tax benefit	-	-	-	(28.2)	(28.2)
Foreign currency translation adjustments	-	-	-	(68.6)	(68.6)
Comprehensive earnings for 2008					1,051.8
Issuance of 2.8 shares of common stock
under stock option and benefit plans,
including $33.7 excess income tax benefit	0.2	69.3	-	-	69.5
Share-based compensation	-	65.5	-	-	65.5
Cash dividend declared of $0.40 per share of common stock	-	-	(158.6)	-	(158.6)
Repurchase and retirement of 17.4 million
shares of common stock	(1.7)	(33.9)	(964.4)	-	(1,000.0)
Balances at December 31, 2008	$39.6	$812.8	$4,389.5	$164.8	$5,406.7

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Stryker Corporation and Subsidiaries
(in millions)	Years Ended December 31
	2008	2007	2006
Operating Activities
Net earnings	$1,147.8	$1,017.4	$777.7
Less: Net earnings from discontinued operations	-	(5.0)	(6.3)
Less: Net gain on sale of discontinued operations	-	(25.7)	-
Net earnings from continuing operations	1,147.8	986.7	771.4
Adjustments to reconcile net earnings from continuing
operations to net cash provided by operating activities:
Depreciation	155.4	137.1	116.7
Amortization	232.2	229.5	207.4
Share-based compensation	65.5	61.3	56.9
Income tax benefit from exercise of stock options	44.6	53.3	33.2
Excess income tax benefit from exercise of stock options	(33.7)	(43.5)	(26.1)
Restructuring charges	34.9	-	-
Intangible asset impairment	-	19.8	-
Purchased in-process research and development	-	-	52.7
Provision for losses on accounts receivable	10.4	7.3	3.1
Deferred income tax credit	(17.6)	(147.1)	(27.1)
Other	0.2	8.2	5.0
Changes in operating assets and liabilities,
net of effects of acquisitions:
Accounts receivable	(131.2)	(133.5)	(105.2)
Inventories	(180.2)	(89.9)	(86.8)
Loaner instrumentation	(181.8)	(184.9)	(198.1)
Accounts payable	10.4	11.1	39.1
Accrued expenses and other liabilities	54.3	20.4	24.7
Income taxes	(29.1)	83.5	(8.6)
Other	(6.2)	18.9	(8.3)
Net cash provided by (used in) discontinued operations	-	(9.9)	17.3
Net cash provided by operating activities	1,175.9	1,028.3	867.3

Investing Activities
Acquisitions, net of cash acquired	(14.2)	(54.8)	(93.9)
Proceeds from sale of discontinued operations, net of cash divested	-	144.7	-
Purchases of marketable securities	(16,832.3)	(14,851.9)	(9,137.8)
Proceeds from sales of marketable securities	17,303.2	13,772.4	8,709.7
Purchases of property, plant and equipment	(155.2)	(187.7)	(209.4)
Proceeds from sales of property, plant and equipment	8.6	0.7	0.3
Net cash used by discontinued operations	-	(1.6)	(11.2)
Net cash provided by (used in) investing activities	310.1	(1,178.2)	(742.3)

Financing Activities
Proceeds from borrowings	26.0	103.7	113.7
Payments on borrowings	(19.3)	(102.9)	(340.9)
Dividends paid	(135.6)	(89.7)	(44.6)
Proceeds from exercise of stock options	50.1	69.5	48.6
Excess income tax benefit from exercise of stock options	33.7	43.5	26.1
Repurchase and retirement of common stock	(1,000.0)	-	-
Other	(1.0)	(10.5)	(6.1)
Net cash provided by (used in) financing activities	(1,046.1)	13.6	(203.2)
Effect of exchange rate changes on cash and cash equivalents	(29.3)	10.2	3.6
Increase (decrease) in cash and cash equivalents	410.6	(126.1)	(74.6)
Cash and cash equivalents at beginning of year	290.5	416.6	491.2
Cash and cash equivalents at end of year	$701.1	$290.5	$416.6

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
December 31, 2008

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

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions.

Use of Estimates: The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP), requires Company management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition: A significant portion of the Company's Orthopaedic Implants revenue is generated from consigned inventory maintained at hospitals or with field representatives.  The Company retains title to all inventory held on consignment at hospitals or with field locations until the Company receives appropriate notification that the product has been used or implanted at which time revenue is recognized. The Company records revenue from MedSurg Equipment product sales when title and risk of ownership have been transferred to the customer, which is typically upon shipment to the customer. The Company records estimated sales returns, discounts and other applicable adjustments as a reduction of net sales in the same period revenue is recognized.

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

Financial Instruments: The Company's financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The Company's estimates of fair value for financial instruments, other than marketable securities, approximate their carrying amounts as of December 31, 2008 and 2007.

            The Company adopted the provisions of Financial Accounting Standard Board (FASB) Statement No. 157, Fair Value Measurements, for financial assets and liabilities measured on a recurring basis on January 1, 2008. This Statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.  There was no impact to the Consolidated Financial Statements as a result of the adoption of this Statement.  The additional disclosure requirements regarding fair value measurements are included in Note 2 to the Consolidated Financial Statements.

            The Company adopted the provisions of FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008.  This Statement allows companies the option to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company has elected to apply the fair value option to its Auction Rate Securities (ARS) Rights agreement, as more fully described in Note 2 to the Consolidated Financial Statements.

            Cash equivalents are highly liquid investments with a maturity of three months or less when purchased.  Marketable securities consist of marketable debt securities and certificates of deposit and mutual funds.  Mutual funds  are acquired to offset changes in certain liabilities related to deferred compensation arrangements and are expected to be used to settle these liabilities.  Pursuant to the Company's investment policy, all individual marketable security investments must have a minimum credit quality of single A (per Standard & Poor's) or A2 (per Moody's Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (per Standard & Poor's) or Aa (per Moody's Corporation).  In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to the Company's marketable security investment portfolio.  As of December 31, 2008, approximately 1% of the Company's investments in marketable securities had a credit quality rating of less than single A (per Standard & Poor's).

The Company follows the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related interpretations, in accounting for its marketable securities, which are classified as available-for-sale and trading securities. This Statement requires the Company to recognize all marketable securities on the Consolidated Balance Sheets at fair value.  The Company's marketable securities are stated at fair value based on quoted market prices.  Adjustments to the fair value of marketable securities that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in shareholders' equity and adjustments to the fair value of marketable securities that are classified as trading are recorded in earnings.  The amortized cost of marketable debt securities is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method. Such amortization is included in other income (expense) along with interest and realized gains and losses.  The cost of securities sold is determined by the specific identification method.

The Company reviews declines in the fair value of its investments classified as available-for-sale for impairment in accordance with Statement No. 115 in order to determine whether the decline in fair value is an other-than-temporary impairment.  Other-than-temporary impairments of available-for-sale marketable securities are recorded in earnings.  The primary factors considered by the Company to recognize declines in the fair value of its investments as other-than-temporary impairments are the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of time and the extent to which the market value of the investment has been less than cost and the financial condition and near-term prospects of the issuer based on publicly available financial information.

            The Company follows the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and No. 138, which requires the Company to recognize all derivatives on the Consolidated Balance Sheets at fair value. The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates.  These nonfunctional currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies.  All forward currency exchange contracts are recorded at their fair value each period, with resulting gains (losses) included in other income (expense) in the Consolidated Statements of Earnings.

Accounts Receivable:  Accounts receivable consists of trade and other miscellaneous receivables.  The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable.  The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends.  Accounts receivable are written off when all reasonable collection efforts are exhausted.

Accounts Receivable Securitization: The Company has an accounts receivable securitization facility pursuant to which certain subsidiaries of the Company sell, on an ongoing basis, all of their domestic accounts receivable to Stryker Funding Corporation (SFC), a wholly owned special-purpose subsidiary of the Company, which in turn may sell, without recourse, up to an aggregate of a $100.0 million undivided percentage ownership interest in such receivables to bank-administered multiseller commercial paper conduits.  Creditors of SFC have a claim to its assets before any equity becomes available to the Company.

There were no amounts of undivided percentage ownership interests in accounts receivable sold by SFC under the facility as of December 31, 2008 and 2007.  Accounts receivable sold would be reflected in the Consolidated Balance Sheet as reductions of accounts receivable.

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

Goodwill and Long-Lived Assets Impairment Tests: FASB Statement No. 142, Goodwill and Other Intangible Assets, requires companies to test goodwill for possible impairment on an annual basis.  The Company performs the annual impairment test in the fourth quarter of each year using a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and the Company's future profitability.  The Company also performs impairment tests of goodwill and other intangible and long-lived assets during interim periods upon the occurrence of certain events or changes in circumstance, as defined in FASB Statements No. 142 and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Loaner Instrumentation: Loaner instrumentation represents the net book value of loaner instruments for surgical implants provided to customers by the Company.  Loaner instrumentation is amortized on a straight-line basis over a 3-year period.  Amortization expense for loaner instrumentation is included in selling, general and administrative expenses.

Stock Options:  At December 31, 2008, the Company had key employee and director stock option plans, which are described more fully in Note 9 to the Consolidated Financial Statements.  The Company measures the cost of employee stock options based on the grant-date fair value and recognizes that cost over the period during which a recipient is required to provide services in exchange for the options, typically the vesting period. The weighted-

average fair value per share of options granted during 2008, 2007 and 2006, estimated on the date of grant using the Black-Scholes option pricing model, was $19.87, $21.90 and $17.16, respectively.  The fair value of options granted was estimated using the following weighted-average assumptions:

	2008	2007	2006
Risk-free interest rate	3.2%	4.8%	4.6%
Expected dividend yield	0.5%	0.5%	0.2%
Expected stock price volatility	22.7%	24.2%	24.8%
Expected option life	6.7 years	6.7 years	7.0 years

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

Income Taxes: The Company accounts for income taxes using the liability method.  Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted income tax rates in effect for the years in which the differences are expected to reverse.  Deferred income tax credit represents the change in net deferred income tax assets and liabilities during the year.

The Company operates in multiple income tax jurisdictions both inside and outside the United States, and income tax authorities in these jurisdictions regularly perform audits of the Company's income tax filings.  Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations.  Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing and product royalty arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  This Interpretation clarified the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the Company's Consolidated Financial Statements.  The Interpretation also provided guidance for the measurement and classification of income tax positions, interest expense and penalties, and requires additional disclosure on an annual basis.  Upon adoption, the Company recognized an increase in the interest expense accrual associated with unresolved income tax positions, which was accounted for by reducing the January 1, 2007 balance of retained earnings by $7.6 million (net of income taxes).  Subsequent to the adoption, interest expense and penalties incurred associated with unresolved income tax positions continue to be included in other income (expense).  In addition, upon adoption of the interpretation, the Company reclassified $179.2 million from the current income taxes liability to noncurrent liabilities to match the anticipated timing of future income tax payments.

Legal and Other Contingencies:  The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described in Note 15 to the Consolidated Financial Statements.  The potential future outcomes of these matters are outside of management's control and will generally not be known for prolonged periods of time.  In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements.  In legal matters for which management has sufficient information to reasonably estimate the Company's future obligations, a liability representing management's best estimate of the probable cost for the resolution of these legal matters is recorded.  The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.  The Company does not anticipate material losses as a result of these proceedings beyond amounts already provided in the accompanying Consolidated Financial Statements.

Accumulated Other Comprehensive Gain (Loss): The components of accumulated other comprehensive gain (loss) are as follows (in millions):

			Foreign	Accumulated
	Unrealized	Unfunded	Currency	Other
	Gains (Losses)	Pension	Translation	Comprehensive
	on Securities	Gains (Losses)	Adjustments	Gain (Loss)
Balances at January 1, 2007	$(1.0)	$(28.0)	$119.6	$90.6
Other comprehensive gain (loss) for 2007	1.1	16.4	152.7	170.2
Balances at December 31, 2007	0.1	(11.6)	272.3	260.8
Other comprehensive gain (loss) for 2008	0.8	(28.2)	(68.6)	(96.0)
Balances at December 31, 2008	$0.9	$(39.8)	$203.7	$164.8

Recently Issued Accounting Standards:  In 2007 the FASB issued Statement No. 141(R), Business Combinations - a replacement of FASB Statement No. 141.  This Statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company's financial statements including the identifiable assets acquired and the liabilities assumed.  The Statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement is effective prospectively, except for certain retrospective adjustments to income tax balances, for the Company beginning on January 1, 2009.  The Company has not yet determined the impact the adoption of this Statement will have on the financial position of the Company but does not anticipate a material impact.

In 2007 the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  This Statement significantly changes the financial accounting and reporting of noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. This Statement is effective prospectively for the Company beginning on January 1, 2009. The Company has not yet determined the impact the adoption of this Statement will have on the financial position of the Company but does not anticipate a material impact.

In 2008 the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company's use of derivative instruments and their effect on a company's financial position, financial performance and cash flows. This Statement is effective for the Company beginning on January 1, 2009.

Reclassifications: Certain prior year amounts have been reclassified to conform with the presentation used in 2008. In 2008 the Company changed its business segment reporting to include the financial results of certain products within its Orthopaedic Implants segment rather than within its MedSurg Equipment segment. Additional details are included in Note 13 to the Consolidated Financial Statements.

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

The Company's marketable securities include investments in auction-rate securities (ARS), the majority of which are triple A rated (per Standard & Poor's) and collateralized by student loans guaranteed by the U.S. Department of Education.  The interest rates of these ARS investments are reset through an auction process, most commonly at intervals of 7, 28 and 35 days.  The auction process is designed to provide a means by which these securities can be bought and sold and has historically provided a liquid market.

Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the ARS investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids.  To date the Company has collected all interest receivable on outstanding ARS when due and expects to continue to do so in the future. While the auction failures will limit the Company's ability to liquidate these investments, the Company believes that the ARS failures will have no impact on its ability to fund ongoing operations and growth initiatives.  The Company continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments will be classified as non-current assets until liquidity is restored in the market.

As of December 31, 2008, the Company held $166.8 million, at par value, of ARS investments. In 2008 the Company entered into an ARS Rights agreement (Rights) with UBS Financial Services Inc. (UBS), one of its investment providers, whereby the Company received the right to sell its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012.  These Rights are nontransferable securities registered with the U.S. Securities and Exchange Commission.  As a result of accepting the Rights, the Company has released UBS and its employees/agents from all claims except claims for consequential damages directly or indirectly relating to UBS's marketing and sale of ARS and agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

The Company elected to measure the value of the Rights under the fair value option of FASB Statement No. 159, and recorded a gain of $28.0 million in other income (expense), and a corresponding non-current asset within the Consolidated Balance Sheet.  Simultaneously, the Company transferred the ARS investments, at their fair value of $138.8 million, from available-for-sale to trading marketable securities.  As a result of this transfer, the Company recognized a loss of $28.0 million in other income (expense), reflecting a reversal of the related temporary valuation allowance that was previously recorded within accumulated other comprehensive gain (loss) in shareholders' equity. The Company anticipates that any future changes in the fair value of the Rights will be offset by the changes in the fair value of the related ARS, both of which will be adjusted to their estimated fair value on an ongoing basis.

As a result of the illiquidity in the market for ARS investments, the Company has estimated the fair value of its ARS and ARS Rights using a Level 3 valuation methodology.  The Company's Level 3 valuations of its ARS and ARS Rights are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company's estimates and assumptions. The discounted cash flow analyses included the following assumptions at December 31, 2008: current coupon rates, expected maturity dates, and current discount rates. The current coupon rates reflect the maximum rate per the ARS, specifically the 91 day U.S. Treasury bill trailing average over the prior one-year period plus 120 basis points. The expected maturity dates reflect an assumption of the future liquidity, specifically that markets will normalize in five years to allow ARS issuers to access markets to obtain alternative sources of financing, restructure or call bonds. The discount rates reflect a base rate, a credit spread and an illiquidity premium. The base rate corresponds to the 3-month Libor, which is also the base rate that matches the credit spread.  The credit spread is consistent with triple A rated investments collateralized by student loans that are guaranteed by the U.S. Government under the Federal Family Education Loan Program.  The illiquidity premium estimate is a proxy for additional return required in holding illiquid assets.  The Company's valuation was supported by a broker pricing valuation that incorporates transaction details, such as contractual terms, maturity, timing and anticipated amounts of future cash flows, as well as assumptions about liquidity and credit valuation adjustments by marketplace participants at December 31, 2008. These adjustments are subject to future changes as the underlying market conditions and marketplace sources change.

The following table summarizes the valuation of the Company's financial instruments by the aforementioned pricing categories as of December 31, 2008 (in millions):

			Prices with
		Quoted Prices	Other	Prices with
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$701.1	$701.1	$-	$-
Available-for-sale marketable securities	1,496.6	-	1,494.5	2.1
Trading marketable securities	165.0	26.2	-	138.8
ARS Rights	28.0	-	-	28.0
Foreign currency exchange contracts	1.0	-	1.0	-
	$2,391.7	$727.3	$1,495.5	$168.9

Liabilities:
Deferred compensation arrangements	$26.2	$26.2	$-	$-

The following table presents a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) at December 31, 2008 (in millions):

Transfers into Level 3	169.4
Other	(0.5)
Balance as of December 31, 2008	$168.9

The following is a summary of the Company's marketable securities (in millions):

	Amortized	Unrealized	Estimated
	Cost	Gains/(Losses)	Fair Value
At December 31, 2008
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$918.4	$(3.5)	$914.9
Foreign government debt securities	226.5	2.4	228.9
U.S. agency debt securities	146.2	1.1	147.3
Certificates of deposit	135.9	0.2	136.1
Other	69.0	0.4	69.4
Total available-for-sale marketable securities	$1,496.0	$0.6	1,496.6

Trading marketable securities:
Municipal debt securities (ARS)			138.8
Mutual funds			26.2
Total trading marketable securities			165.0
Total marketable securities			$1,661.6

Reported as:
Current assets-Marketable securities			$1,494.5
Noncurrent assets-Other			167.1
			$1,661.6

	Amortized	Unrealized	Estimated
	Cost	Gains/(Losses)	Fair Value
At December 31, 2007
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$1,103.9	$ -	$1,103.9
Foreign government debt securities	431.8	(0.9)	430.9
U.S. agency debt securities	182.6	0.5	183.1
Municipal debt securities	164.2	0.1	164.3
Certificates of deposit	110.4	0.2	110.6
U.S. treasury debt securities	96.9	0.6	97.5
Other	30.0	-	30.0
Total available-for-sale marketable securities	$2,119.8	$0.5	2,120.3

Trading marketable securities:
Mutual funds			36.7
Total marketable securities			$2,157.0

Reported as:
Current assets-Marketable securities			$2,120.3
Noncurrent assets-Other			36.7
			$2,157.0

The net carrying value and estimated fair value of available-for-sale marketable securities at December 31, 2008, by contractual maturity, are as follows (in millions):

		Estimated
	Cost	Fair Value
Due in one year or less	$633.6	$635.3
Due after one year through three years	797.3	797.0
Due after three years	65.1	64.3
	$1,496.0	$1,496.6

As of December 31, 2008, approximately 1% of the Company's investments in marketable securities were held in triple A rated (per Standard & Poor's) asset backed debt securities, of which the majority related to investments in automobile loans.  At December 31, 2008, the Company had no investments in marketable securities that were exposed to a risk of loss related to the subprime mortgage securities market.

Interest and marketable securities income, which is included in other income (expense), totaled $97.7 million in 2008, $85.5 million in 2007 and $41.4 million in 2006.

            At December 31, 2008, the Company had outstanding forward currency exchange contracts to purchase $412.5 million and sell $288.4 million of various currencies (principally U.S. dollars and euros) with maturities ranging from 2 to 110 days.  At December 31, 2007, the Company had outstanding forward currency exchange contracts to purchase $427.9 million and sell $257.7 million of various currencies (principally U.S. dollars and euros) with maturities ranging from 4 to 101 days.   The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points and is recorded as a component of accrued expenses and other liabilities in the Consolidated Balance Sheets.  At December 31, 2008, the Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of the counterparties.

NOTE 3
INVENTORIES

            Inventories are summarized as follows (in millions):

	December 31
	2008	2007
Finished goods	$727.4	$614.0

Work-in-process	92.7	75.9

Raw materials	138.2	110.0

FIFO cost	958.3	799.9

Less LIFO reserve	(5.6)	(3.7)
	$952.7	$796.2

NOTE 4

ACQUISITIONS

In 2006 the Company acquired all of the outstanding stock of Sightline Technologies Ltd. (Sightline), a private, development-stage company, for an upfront payment of $50.0 million in cash plus certain transaction costs and the assumption of certain liabilities.  Sightline, a developer of flexible endoscopes, was acquired to enhance the Company's presence in the gastrointestinal and other markets within its MedSurg Equipment segment.  The purchase price was allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the date of acquisition. The amount of the purchase price allocated to purchased in-process research and development resulted in a charge of $52.7 million, or $0.13 per diluted share, against the Company's 2006 operating results.  At the date of the acquisition, the flexible endoscope technologies acquired had not yet reached technological feasibility.  The amount written off as purchased in-process research and development was not deductible for income tax purposes in the United States.  Terms of the transaction also included potential milestone payments of up to an additional $90.0 million upon the achievement of certain operational and financial targets related to Sightline's products.  The potential milestone payments are expected to be capitalized at their fair values as intangible assets at the time of payment.

Unanticipated issues have arisen that continue to delay the regulatory approval and commercialization efforts of new products associated with the technology acquired in the Sightline acquisition.  During 2008 the Company substantially reduced the development efforts associated with these products, as more fully described in Note 6 to the Consolidated Financial Statements.  However, the Company believes that the technology acquired in the Sightline acquisition may result in the introduction of new products and additional sales in future periods.

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

            In 2004 the Company acquired all of the outstanding stock of SpineCore, Inc. (SpineCore), a developer of artificial lumbar and cervical discs for an upfront payment of $120.0 million in cash plus certain transaction costs. Terms of the transaction also include potential milestone and royalty payments of up to an additional $240.0 million upon commercialization of SpineCore's products in the United States.  The potential milestone payments are expected to be capitalized at their fair values as intangible assets at the time of payment.  Current products under development include the FlexiCore lumbar artificial disc and the CerviCore cervical artificial disc.

            The Company believes that the technologies acquired in each of the PlasmaSol and SpineCore acquisitions will result in the introduction of new products and additional future sales.  However, unanticipated issues may arise that could further delay or terminate a product's development prior to regulatory approval or commercialization, which could have an unfavorable impact on the Company's operating results. As of December 31, 2008, the Company had not encountered significant issues and expects completion of the development and initial U.S. commercialization of the FlexiCore lumbar artificial disc, the CerviCore cervical artificial disc and the sterilization technology following receipt of all required regulatory approvals.

NOTE 5

DISCONTINUED OPERATIONS

In 2007 the Company sold its outpatient physical therapy business, Physiotherapy Associates, for $150.0 million in cash less certain indebtedness. The sale of Physiotherapy Associates allowed the Company to focus its efforts on the medical technology market.  The sale of Physiotherapy Associates resulted in a gain of $25.7 million (net of $15.0 million income tax expense), or $0.06 per diluted share.  Net sales from discontinued operations for the years ended December 31, 2007 and 2006 were $107.4 million and $258.4 million, respectively.  Net earnings from discontinued operations for the years ended December 31, 2007 and 2006 were $5.0 million and $6.3 million, respectively.

NOTE 6

RESTRUCTURING CHARGES

            In 2008 the Company recorded restructuring charges consisting of the following items (in millions):

Asset impairment charges	$22.3
Severance and related costs	8.5
Other	4.1
$34.9

The restructuring charges recorded in 2008 relate to the Company's decisions to simplify the structure of its Japanese distribution business and to substantially reduce development efforts associated with Sightline product technologies acquired in 2006. The $22.3 million asset impairment charges represent the excess of net book value over fair market value for assets to be disposed of by sale, primarily related to sales offices and warehousing and distribution facilities in Japan. The $8.5 million charge represents employment-related severance costs for 84 employees. The Company expects the asset disposals to be completed and final severance payments to be made in 2009.

NOTE 7

GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2008 and 2007 are as follows (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Total
Balance as of January 1, 2007	$462.2	$48.8	$511.0
Goodwill acquired	-	0.4	0.4
Foreign currency translation effects and other	15.2	0.8	16.0
Balance as of December 31,2007	477.4	50.0	527.4
Foreign currency translation effects and other	40.2	(0.1)	40.1
Balance as of December 31, 2008	$517.6	$49.9	$567.5

In the fourth quarters of 2008 and 2007, the Company completed the required annual impairment tests of goodwill as prescribed by FASB Statement No. 142, Goodwill and Other Intangible Assets, and determined, in all instances, that recorded goodwill was not impaired and that no goodwill write down was necessary.

The following is a summary of the Company's other intangible assets (in millions):

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
At December 31, 2008:
Amortized intangible assets:
Developed technology	$272.4	$139.7	$132.7
Customer relationship	177.9	53.7	124.2
Patents	239.0	151.8	87.2
Trademarks	32.2	17.5	14.7
Other	30.3	21.1	9.2
	$751.8	$383.8	$368.0

At December 31, 2007:
Amortized intangible assets:
Developed technology	$274.3	$125.7	$148.6
Customer relationship	184.1	48.8	135.3
Patents	215.0	127.4	87.6
Trademarks	38.3	22.4	15.9
Other	42.6	31.9	10.7
	$754.3	$356.2	$398.1

The estimated amortization expense for each of the five succeeding years is as follows (in millions):

2009	$36.2
2010	$33.4
2011	$30.7
2012	$28.7
2013	$26.5

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

NOTE 8

DEBT

The Company had current debt outstanding under various debt instruments totaling $20.5 million and $16.8 million at December 31, 2008 and 2007, respectively.

The Company also has a $1,000.0 million Unsecured Credit Facility. The facility, which expires in November 2010, includes a senior 5-year nonamortizing, revolving credit agreement with a maximum amount of $1,000.0 million.  The Company may increase the credit facility maximum limit in $100.0 million increments up to an additional $500.0 million upon acceptance by the existing lender group or additional lenders.  No amounts were outstanding under the Unsecured Credit Facility as of December 31, 2008 and 2007.

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

During 2008 the weighted-average interest rate, excluding required fees, for all borrowings was 5.7%.  The Unsecured Credit Facility requires the Company to comply with certain financial and other covenants.  The Company was in compliance with all covenants at December 31, 2008.  In addition to the Unsecured Credit Facility, the Company has lines of credit, issued by various financial institutions, available to fund the Company's day-to-day operating needs.  At December 31, 2008, the Company had $1,079.4 million of additional borrowing capacity available under all of its existing credit facilities.

The carrying amounts of the Company's debt approximate their fair values, based on the quoted interest rates for similar types and amounts of borrowing agreements.

Interest paid on debt, including required fees, was $5.7 million in 2008, $6.5 million in 2007 and $6.3 million in 2006; and approximates amounts reflected in interest expense, which is included in other income (expense).

NOTE 9

CAPITAL STOCK

During 2008 the Company repurchased 17.4 million shares of common stock in the open market at a cost of $1,000.0 million pursuant to the repurchase programs authorized by the Company's Board of Directors. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

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

The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant.  The options are granted for periods of up to 10 years and become exercisable in varying installments.  A summary of stock option activity follows:

			Weighted-Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual Term	Intrinsic Value
	(in millions)	Exercise Price	(in years)	(in millions)
Options outstanding at January 1, 2008	24.8	$38.98
Granted	3.3	67.73
Exercised	(3.4)	21.32
Cancelled	(0.9)	51.25
Options outstanding at December 31, 2008	23.8	$45.01	5.9	$103.8

Exercisable at December 31, 2008	13.9	$36.01	4.5	$103.8

Options expected to vest	9.7	$57.31	7.8	$0.4

The aggregate intrinsic value, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, of options exercised during the years ended December 31, 2008, 2007 and 2006 was $135.4 million, $160.1 million and $100.0 million, respectively. Shares reserved for future compensation grants of Stryker common stock were 19.7 million at December 31, 2008 and

22.9 million at December 31, 2007.  Exercise prices for options outstanding as of December 31, 2008 ranged from $12.14 to $67.80.  At December 31, 2008, there was $138.9 million of unrecognized compensation cost related to nonvested stock options granted under the stock option plans; that cost is expected to be recognized over the following 6.2 years (weighted-average period of 1.7 years).

NOTE 10
NET EARNINGS PER SHARE

            The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	2008	2007	2006
Net earnings	$1,147.8	$1,017.4	$777.7

Weighted-average shares outstanding for basic net earnings per share	408.1	409.7	406.5
Effect of dilutive employee stock options	5.5	7.5	5.3
Adjusted weighted-average shares outstanding for diluted net earnings per share	413.6	417.2	411.8

Net earnings per share of common stock:
Basic	$2.81	$2.48	$1.91
Diluted	$2.78	$2.44	$1.89

Options to purchase an average of 5.7 million, 0.9 million and 4.5 million shares of common stock during the years ended December 31, 2008, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common stock for those periods.

NOTE 11
RETIREMENT PLANS

Certain of the Company's subsidiaries have both funded and unfunded defined benefit pension plans covering some or all of their employees.  Substantially all of the defined benefit pension plans have projected benefit obligations in excess of plan assets.  A summary of the Company's defined benefit pension plans is as follows (in millions):

	December 31
	2008	2007
Change in projected benefit obligation:
Projected benefit obligations at beginning of year	$230.7	$220.9
Service cost	15.8	16.8
Interest cost	11.7	9.4
Foreign exchange impact	4.8	14.1
Employee contributions	3.5	2.8
Actuarial gains	(5.5)	(23.2)
Benefits paid	(8.9)	(10.1)
Projected benefit obligations at end of year	252.1	230.7
Change in plan assets:
Fair value of plan assets at beginning of year	172.4	148.7
Actual return	(35.3)	7.9
Employer contributions	13.9	13.4
Employee contributions	3.5	2.8
Foreign exchange impact	4.2	9.0
Benefits paid	(8.2)	(9.4)
Fair value of plan assets at end of year	150.5	172.4
Funded status	$(101.6)	$(58.3)

Weighted-average assumptions used in the determination of net periodic benefit cost for the year ended December 31:
Discount rate	4.7%	4.4%
Expected return on plan assets	5.5%	5.8%
Rate of compensation increase	2.9%	2.9%

The weighted-average discount rate used in the determination of the projected benefit obligation was 4.9% and 4.8% as of December 31, 2008 and 2007, respectively.

The components of the amounts recognized in the Consolidated Balance Sheets are as follows (in millions):

	December 31
	2008	2007
Noncurrent assets - Other	$2.2	$5.2
Current liabilities - Accrued compensation	(2.2)	(0.9)
Noncurrent liabilities - Other liabilities	(101.6)	(62.6)
	$(101.6)	$(58.3)

The components of the amounts recognized in accumulated other comprehensive gain (loss), before the effect of income taxes, are as follows (in millions):

	December 31
	2008	2007
Unrecognized net actuarial loss	$(49.1)	$(12.8)
Unrecognized prior service cost	(0.7)	(0.9)
Unrecognized transition amount	(0.1)	(0.2)
	$(49.9)	$(13.9)

The accumulated benefit obligation for all of the defined benefit pension plans was $234.2 million and $206.1 million as of December 31, 2008 and 2007, respectively.  Pension plans with an accumulated benefit obligation in excess of plan assets had projected benefit obligations, accumulated benefit obligations and fair value of plan assets of $187.5 million, $174.9 million and $86.1 million, respectively, as of December 31, 2008 and $192.1 million, $175.2 million and $137.3 million, respectively, as of December 31, 2007.

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive gain (loss) before the effect of income taxes are as follows (in millions):

	2008	2007	2006
Net periodic benefit cost:
Service cost	$(15.8)	$(17.2)	$(15.7)
Interest cost	(11.7)	(9.4)	(8.0)
Expected return on plan assets	11.1	8.9	7.7
Amortization of prior service cost and transition amount	(0.1)	(0.2)	(0.2)
Recognized actuarial loss	(0.2)	(1.0)	(1.4)
Net periodic benefit cost	(16.7)	(18.9)	(17.6)

Other changes in plan assets and benefit obligations,
recognized in other comprehensive gain (loss):
Net actuarial gain (loss)	(36.5)	20.8	2.7
Recognized net actuarial loss	0.2	1.0	1.4
Prior service cost and transition amount	0.3	0.1	-
Total recognized in other comprehensive gain (loss)	(36.0)	21.9	4.1
Total recognized in net periodic benefit cost and
other comprehensive gain (loss)	$(52.7)	$3.0	$(13.5)

The estimated net actuarial loss for the defined benefit pension plans to be recognized from accumulated other comprehensive gain (loss) into net periodic benefit cost in the year ended December 31, 2009, is $2.3 million.  The Company estimates that an immaterial amount of amortization of prior service cost and transition amount for the defined benefit pension plans will be recognized from accumulated other comprehensive gain (loss) into net periodic benefit cost in the year ended December 31, 2009.

The Company has assumed an average long-term expected return on defined benefit plan assets of 5.5% as of December 31, 2008.  The expected return is determined by applying the target allocation in each asset category of plan investments to the anticipated return for each asset category based on historical and projected returns.

            The weighted-average allocation of plan assets by asset category is as follows:

	December 31
	2008	2007
Equity securities	50%	58%
Debt securities	41	34
Other	9	8
	100%	100%

The investment strategy for the Company's defined benefit pension plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.  Reflected below are target investment allocation ranges for the plans at December 31, 2008:

	Low	High
Equity securities	44%	60%
Debt securities	32	49
Other	2	8

The Company anticipates contributing $21.5 million to its defined benefit pension plans in 2009.

The following estimated future benefit payments, which reflect expected future service as appropriate, are expected to be paid in the years indicated (in millions):

	2009	2010	2011	2012	2013	2014-2018
Expected benefits payments	$9.7	$9.7	$9.6	$10.2	$11.1	$64.8

Retirement plan expense under the Company's defined contribution retirement plans totaled $98.6 million in 2008, $82.3 million in 2007 and $67.3 million in 2006.  A portion of the Company's retirement plan expense was funded with Stryker common stock totaling $9.3 million in 2008, $8.4 million in 2007 and $7.0 million in 2006.  The use of Stryker common stock represents a noncash operating activity that is not reflected in the Consolidated Statements of Cash Flows.  The amount of Stryker common stock held by the Company's defined contribution retirement plans totaled $58.8 million (approximately 1.5 million shares) and $108.2 million (approximately 1.4 million shares) as of December 31, 2008 and 2007, respectively.  The value of Stryker common stock as a percentage of total defined contribution retirement plan assets was 11% and 15% as of December 31, 2008 and 2007, respectively.

NOTE 12
INCOME TAXES

At December 31, 2008, income tax authorities in several income tax jurisdictions both inside and outside the United States were conducting routine audits of the Company's income tax returns filed in prior years.  These audits are generally designed to determine if individual income tax authorities are in agreement with the Company's interpretations of complex income tax regulations regarding the allocation of income to the various income tax jurisdictions.   With few exceptions, the Company is no longer subject to audits by income tax authorities for tax years prior to 2001. Income tax years subsequent to 2000 are open to examination in many of the income tax jurisdictions in which the Company operates.

Earnings from continuing operations before income taxes consist of the following (in millions):

	2008	2007	2006
U.S operations	$738.1	$666.8	$537.5
Foreign operations	842.1	703.3	556.3
	$1,580.2	$1,370.1	$1,093.8

The components of the provision for income taxes follow (in millions):

	2008	2007	2006
Current income tax expense
Federal	$262.3	$290.9	$231.9
State	48.1	49.5	29.6
Foreign	139.6	190.1	88.0
	450.0	530.5	349.5
Deferred income tax credit	(17.6)	(147.1)	(27.1)
	$432.4	$383.4	$322.4

A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate from continuing operations follows:

	2008	2007	2006
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State income taxes, less effect of federal deduction	2.1	2.4	2.1
Income tax benefit relating to operations in Ireland and Puerto Rico	(10.5)	(9.4)	(9.1)
Nondeductible purchased in-process research and development	-	-	1.7
Nondeductible permanent differences	1.7	0.6	1.3
Foreign income taxes at rates different from U.S statutory income
tax rate	(0.2)	(0.1)	(0.3)
Other	(0.7)	(0.5)	(1.2)
	27.4%	28.0%	29.5%

Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Valuation allowances are recorded to reduce deferred income tax assets when it is more likely than not that an income tax benefit will not be realized.  The income tax effects of significant temporary differences, which comprise the Company's deferred income tax assets and liabilities, are as follows (in millions):

	December 31
	2008	2007
Deferred income tax assets:
Inventories	$361.8	$365.1
Other accrued expenses	146.2	121.8
Depreciation and amortization	25.1	21.7
State income taxes	21.3	25.4
Share-based compensation	82.5	70.5
Net operating loss carryforwards	35.2	35.4
Other	86.9	86.9
Total deferred income tax assets	759.0	726.8
Less valuation allowances	(24.9)	(20.6)
Total deferred income tax assets after valuation allowances	734.1	706.2
Deferred income tax liabilities:
Depreciation and amortization	(177.5)	(152.1)
Other	(71.4)	(29.5)
Total deferred income tax liabilities	(248.9)	(181.6)
Total deferred income tax assets	$485.2	$524.6

Reported as:
Current assets - Deferred income taxes	$521.9	$534.4
Noncurrent assets - Deferred income taxes	212.2	171.8
Current liabilities - Accrued expenses and other liabilities	(87.6)	(36.4)
Noncurrent liabilities - Other liabilities	(161.3)	(145.2)
	$485.2	$524.6

Net operating loss carryforwards totaling $137.4 million at December 31, 2008 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries.

No provision has been made for U. S. federal and state income taxes or foreign income taxes that may result from future remittances of the undistributed earnings ($3,092.4 million at December 31, 2008) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely.  Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Total income taxes paid, net of refunds received, were $478.5 million in 2008, $411.6 million in 2007 and $325.6 million in 2006.

The changes in the amounts recorded for unresolved income tax positions are as follows (in millions):

	December 31
	2008	2007
Balance at beginning of year	$233.8	$185.1
Increases related to current year income tax positions	42.4	55.4
Increases related to prior year income tax positions	24.6	41.9
Decreases related to prior year income tax positions:
Settlements and resolutions of income tax audits	-	(7.7)
Statute of limitations expirations	(4.1)	(2.4)
Other	(19.6)	(38.5)
Balance at end of year	$277.1	$233.8

Reported as:
Current liabilities - Income taxes	$9.1	$3.8
Noncurrent liabilities - Other liabilities	268.0	230.0
	$277.1	$233.8

The Company's income tax expense could be reduced by $241.6 million and $204.9 million at December 31, 2008 and December 31, 2007, respectively, upon favorable resolution of these unresolved income tax positions.  Interest expense and penalties included in other income (expense) were $17.8 million for the year ended December 31, 2008.  Accrued interest and penalties included in accrued expenses and other liabilities were $52.6 and $34.8 million at December 31, 2008 and December 31, 2007, respectively.

It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next twelve months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing, or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including cost sharing and product royalty arrangements.  Such changes in unrecognized tax benefits may result in significant tax adjustments.  The Company is not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits will be required.

NOTE 13
SEGMENT AND GEOGRAPHIC DATA

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment.  The Orthopaedic Implants segment sells orthopaedic reconstructive (hip, knee and shoulder), trauma, craniomaxillofacial and spinal implant systems; bone cement; and the bone growth factor OP-1.  The MedSurg Equipment segment sells surgical equipment; surgical navigation systems; endoscopic, communications and digital imaging systems; as well as patient handling and emergency medical equipment.  The Other category includes corporate administration, interest expense, interest and marketable securities income and share-based compensation, which includes compensation related to both employee and director stock option and restricted stock grants.

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

The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. The Company measures the financial results of its reportable segments using an internal performance measure that excludes the restructuring charges recorded in 2008, the intangible asset impairment charge recorded in 2007 and the purchased in-process research and development charge recorded in 2006. Identifiable assets are those assets used exclusively in the operations of each business segment or allocated when used jointly. Corporate assets are principally cash and cash equivalents; marketable securities; property, plant and equipment; and, in 2006, assets of discontinued operations.

Sales and other financial information by business segment follows (in millions):

	Orthopaedics	Medsurg
	Implants	Equipment	Other	Total
Year ended December 31, 2008:
Net sales	$3,967.5	$2,750.7	$ -	$6,718.2
Interest and marketable securities income	-	-	97.7	97.7
Interest expense	-	-	(30.5)	(30.5)
Depreciation and amortization expense	308.1	72.2	7.3	387.6
Income taxes (credit)	310.6	162.8	(27.8)	445.6
Segment net earnings (loss)	760.4	471.2	(62.1)	1,169.5
Less restructuring charges, net of income tax benefits				21.7
Net earnings from continuing operations				1,147.8
Total assets	3,693.5	1,319.6	2,590.2	7,603.3
Capital expenditures	95.3	52.1	7.8	155.2

Year ended December 31, 2007:
Net sales	3,587.3	2,413.2	-	6,000.5
Interest and marketable securities income	-	-	85.5	85.5
Interest expense	-	-	(22.2)	(22.2)
Depreciation and amortization expense	302.7	58.2	5.7	366.6
Income taxes (credit)	274.5	140.4	(24.4)	390.5
Segment net earnings (loss)	646.7	403.3	(50.6)	999.4
Less intangible asset impairment, net of income tax benefit				12.7
Net earnings from continuing operations				986.7
Total assets	3,597.2	1,211.0	2,545.8	7,354.0
Capital expenditures	126.7	52.2	8.8	187.7

Year ended December 31, 2006:
Net sales	3,122.8	2,024.4	-	5,147.2
Interest and marketable securities income	-	-	41.4	41.4
Interest expense	-	-	(9.5)	(9.5)
Depreciation and amortization expense	267.9	53.0	3.2	324.1
Income taxes (credit)	238.3	109.9	(25.8)	322.4
Segment net earnings (loss)	563.5	317.7	(57.1)	824.1
Less purchased in-process research and development				52.7
Net earnings from continuing operations				771.4
Total assets	3,414.2	1,064.5	1,395.1	5,873.8
Capital expenditures	134.9	53.3	21.2	209.4

The countries in which the Company has local revenue-generating operations have been combined into the following geographic areas: the United States (including Puerto Rico); Europe, Middle East, Africa (EMEA); and other foreign countries, which is comprised of Japan, the Pacific region, Canada and the Latin America region.  Sales are attributable to a geographic area based upon the customer's country of domicile.  Long-lived assets, which include net property, plant and equipment, are based upon physical location of the assets. Geographic information follows (in millions):

		Long-Lived
	Net Sales	Assets
Year ended December 31, 2008:
United States	$4,282.2	$1,440.1
EMEA	1,313.3	784.1
Other foreign countries	1,122.7	187.6
	$6,718.2	$2,411.8

Year ended December 31, 2007:
United States	$3,850.3	$1,282.6
EMEA	1,193.3	779.4
Other foreign countries	956.9	215.3
	$6,000.5	$2,277.3

Year ended December 31, 2006:
United States	$3,298.4	$1,321.1
EMEA	972.4	701.8
Other foreign countries	876.4	198.0
	$5,147.2	$2,220.9

NOTE 14
LEASES

The Company leases various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases.  Future minimum lease commitments under these leases are as follows (in millions):

2009	$47.7
2010	37.7
2011	26.5
2012	15.7
2013	12.2
Thereafter	27.1
$166.9

Rent expense totaled $76.0 million in 2008, $65.9 million in 2007 and $56.0 million in 2006.

NOTE 15
CONTINGENCIES

In 2008 the Company and certain current and former employees received subpoenas from the U.S. Department of Justice Office, Criminal Division, of the United States Attorney in Massachusetts requesting documents related to (i) false Institutional Review Board approvals; (ii) the amount of sales of OP-1 under one of the Company's Humanitarian Device Exemptions; and (iii) the off-label promotion of Calstrux in combination with OP-1.  The Company is in the process of responding to the U.S. Department of Justice regarding this matter.

            In 2008 the Company received a warning letter from the FDA related to quality systems and compliance issues at its OP-1 implant manufacturing facility in Hopkinton, Massachusetts.  In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey.  The Company takes these matters very seriously and has been fully cooperating with the FDA to address their observations.

In 2007 the Company announced that it reached a resolution with the U.S. Attorney's office for the District of New Jersey in connection with a previously announced investigation relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation."  The resolution is in the form of a non-prosecution agreement for an 18-month period ending on March 27, 2009.  During the term of the agreement, the Company's Orthopaedics subsidiary is subject to oversight by a federal monitor, as appointed by the U.S. Attorney, regarding compliance with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons.  Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker's orthopedic medical devices in procedures paid for in whole or in part by Medicare.  The Company produced numerous documents and other materials to HHS in response to the subpoena and had been working with HHS to attempt to narrow the scope of the requested production.  In 2008 the U.S. Department of Justice and the HHS sought judicial enforcement of the subpoena and a court agreed to enforce it in January 2009.  At the same time, the U.S. District Court for the District of New Jersey dismissed the Company's complaint which had asked the court to quash the subpoena and sought other appropriate relief on the grounds that the subpoena was overbroad and oppressive.

            In 2007 the Company disclosed that the U.S. Securities and Exchange Commission made an informal inquiry of the Company regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, the Company received a subpoena from the U.S. Department of Justice, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the U.S. Securities and Exchange Commission inquiry.  The Company is fully cooperating with the U.S. Department of Justice and the U.S. Securities and Exchange Commission regarding these matters.

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

SUMMARY OF QUARTERLY DATA (UNAUDITED)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	2008 Quarter Ended				2007 Quarter Ended
	Mar. 31	June 30	Sept.30	Dec. 31	Mar. 31	June 30	Sept.30	Dec. 31
Net sales	$1,634.4	$1,712.6	$1,653.0	$1,718.2	$1,425.5	$1,463.7	$1,453.2	$1,658.1

Gross profit	1,133.9	1,179.4	1,111.3	1,162.2	986.1	1,019.4	996.2	1,133.6

Earnings from continuing operations before income taxes	404.0	420.1	376.0	380.1	336.4	331.8	317.9	384.0

Net earnings from continuing operations	290.5	305.8	273.8	277.7	241.8	240.1	228.7	276.1

Net earnings and gain on sale of discontinued operations	-	-	-	-	1.7	29.0	-	-

Net earnings	290.5	305.8	273.8	277.7	243.5	269.1	228.7	276.1

Net earnings from continuing operations per share of common stock:
Basic	0.71	0.74	0.67	0.70	0.59	0.59	0.56	0.67
Diluted	0.70	0.73	0.66	0.69	0.58	0.58	0.55	0.66

Net earnings per share of common stock:
Basic	0.71	0.74	0.67	0.70	0.60	0.66	0.56	0.67
Diluted	0.70	0.73	0.66	0.69	0.59	0.65	0.55	0.66

Market price of common stock:
High	74.94	67.50	69.00	63.26	67.14	70.26	70.49	76.89
Low	58.45	61.22	60.50	35.38	54.89	62.50	62.15	67.61

The price quotations reported above were supplied by the New York Stock Exchange.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

            Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer, the Vice President and Chief Financial Officer and the Vice President, Finance (the "Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting - There was no change to the Company's internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Stryker Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on that assessment, management believes that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Stryker Corporation:

We have audited Stryker Corporation and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stryker Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Stryker Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of Stryker Corporation, and our report dated February 12, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan

February 12, 2009

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the directors of the Company and certain corporate governance and other matters appearing under the captions "Information About the Board of Directors and Corporate Governance Matters," "Proposal 1 - Election of Directors," "Audit Committee" and "Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2009 proxy statement is incorporated herein by reference.

Information regarding the executive officers of the Company appears below.  All officers are appointed annually.  Reported ages are as of January 31, 2009.

Stephen P. MacMillan, age 45, was appointed President and Chief Operating Officer of the Company in June 2003 and Chief Executive Officer as of January 1, 2005.  Prior to joining the Company, he was most recently Sector Vice President, Global Specialty Operations for Pharmacia Corporation, which he joined in 1999.  Prior to Pharmacia, he spent 11 years at Johnson & Johnson ("J&J"), most recently as President of Johnson & Johnson-Merck Consumer Pharmaceuticals, a joint venture between J&J and Merck.  Prior to joining J&J, he held various marketing positions at Procter & Gamble.

Dean H. Bergy, age 49, was appointed Vice President and Chief Financial Officer in January 2003 and was the Vice President, Finance of the Company since October 1998.  He had previously been Vice President, Finance of the Stryker Medical division since October 1996 and Controller of the Company from June 1994.  Prior to joining the Company in June 1994, he was a Senior Manager with Ernst & Young LLP.

Lonny J. Carpenter, age 47, was appointed Group President, Instruments and Medical and a corporate officer in November 2008.  He had previously been President, Stryker Medical since May 2008 and Vice President and General Manager, Stryker Medical since 2006.  After joining the Company in 1989, Mr. Carpenter held various roles of increasing responsibility at Stryker Instruments before being promoted to Vice President, Global Operations, Stryker Instruments in 2004.

            Andrew G. Fox-Smith, age 43, was appointed Group President, International and a corporate officer of the Company in January 2008.  He had previously been President, Pacific since 2005, Vice President and General Manager, Stryker Pacific since 2001 and Managing Director, UK/Ireland/South Africa since 1999.  Prior to the acquisition of Howmedica in 1998, he held various sales positions with the Howmedica division of Pfizer since 1994.

            Curtis E. Hall, age 52, was appointed Vice President and General Counsel of the Company in June 2004.  He had previously been General Counsel for the Company since 1994.  Prior to joining the Company, he was a partner in the Michigan law firm of Miller, Canfield, Paddock and Stone, an Assistant United States Attorney in Washington, D.C. and an Assistant District Attorney in New York City.

            Curt R. Hartman, age 45, was appointed Vice President, Finance of the Company in November 2008.  He had previously been President, Stryker Global Instruments since 2006 and President, Stryker Instruments since 2003.  After joining the Company in 1990, Mr. Hartman held several functional leadership roles at Stryker Instruments before being promoted to Vice President and General Manager, Stryker Instruments in 1999.

            James E. Kemler, age 51, was appointed Vice President of the Company in August 2001 and was appointed Group President, Stryker Biotech, Osteosynthesis and Development in January 2008.  He had previously been President of Stryker Biotech since 1996 and General Manager of Stryker Biotech since October 1995.  Prior to joining the Company in October 1995, he spent 11 years with Baxter International Inc. in a variety of marketing, manufacturing and financial management positions, which included three years at Baxter's German subsidiary.

            Tony M. McKinney, age 39, was appointed Vice President, Chief Accounting Officer in November 2008.  He had previously been the Vice President, Finance, International Group since 2006 and Group Controller, International Group since 2004.  After joining the Company in 1995, Mr. McKinney held various roles of increasing responsibility in the Corporate Accounting department before becoming the Director, Finance for the Japan Division in 2002.  Prior to joining the Company in 1995, Mr. McKinney was an Audit Senior Accountant with Ernst & Young LLP.

            Michael W. Rude, age 47, was appointed Vice President, Human Resources of the Company in July 2000.  Prior to joining the Company, he served as Vice President of Human Resources for the SCIMED Division of Boston Scientific Corporation.  Prior to that he held various positions as Vice President, Human Resources within The Dun & Bradstreet Corporation and spent eight years in various Human Resources positions at Baxter International, Inc.

            Timothy J. Scannell, age 44, was appointed Group President, Spine and Endoscopy and a corporate officer in November 2008.  He had previously been President, Stryker Spine since 2005 and Vice President and General Manager, Stryker Spine since 2003.  After joining the Company in 1990, Mr. Scannell held a variety of leadership roles at Stryker Endoscopy before being promoted to Vice President and General Manager, Stryker Biotech in 2001.

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

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding the compensation of the management of the Company appearing under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation of Directors" in the 2009 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the caption "Stock Ownership" in the 2009 proxy statement is incorporated herein by reference.

At December 31, 2008, the Company had key employee and director stock option plans under which options are granted at a price not less than fair market value at the date of grant.  These stock option plans were previously submitted to and approved by the Company's shareholders.  Additional information regarding the Company's stock option plans appear in "Note 1 - Significant Accounting Polices" and "Note 9 - Capital Stock" on pages 48 through 52 and pages 60 through 61 of this report, respectively.  At December 31, 2008, the Company also had a stock performance incentive award program pursuant to which shares of the Company's Common Stock have been and may be issued to certain employees with respect to performance in any calendar year through December 31, 2012.  The status of these plans as of December 31, 2008 follows:

Number of shares of Common
	Number of shares of Common	Weighted-average	Stock remaining available for
	Stock to be issued upon	exercise price of	future issuance under equity
	exercise of outstanding options,	outstanding options,	compensation plans (excluding
Plan category	warrants and rights	warrants and rights	shares reflected in the first column)

Equity
compensation
plans approved
by shareholders	23,869,689	$45.01	25,486,600

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE .

The information under the caption "Information About the Board of Directors and Corporate Governance Matters - Independent Directors" and  "Information About the Board of Directors and Corporate Governance Matters- Certain Relationships and Related Party Transactions" in the 2009 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the caption "Proposal 2 - Ratification of Appointment of Our Independent Registered Public Accounting Firm - Relationship with Ernst & Young LLP" in the 2009 proxy statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are set forth in
Part II, Item 8 of this report.

Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Earnings for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
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

STRYKER CORPORATION

Date: February 20, 2009	/s/ DEAN H. BERGY
Dean H. Bergy, Vice President and
Chief Financial Officer
(Co-Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHEN P. MACMILLAN	/s/ DEAN H. BERGY
Stephen P. MacMillan, President,	Dean H. Bergy, Vice President and
Chief Executive Officer and Director	Chief Financial Officer
(Principal Executive Officer)	(Co-Principal Financial Officer)

/s/ CURT R. HARTMAN	/s/ TONY M. MCKINNEY
Curt R. Hartman, Vice President, Finance	Tony M. McKinney, Vice President,
(Co-Principal Financial Officer)	Chief Accounting Officer
(Principal Accounting Officer)

/s/ JOHN W. BROWN	/s/ HOWARD E. COX, JR.
John W. Brown - Chairman	Howard E. Cox, Jr. - Director

/s/ DONALD M. ENGELMAN	/s/ LOUISE L. FRANCESCONI
Donald M. Engelman, Ph.D. - Director	Louise L. Francesconi - Director

/s/WILLIAM U. PARFET	/s/ RONDA E. STRYKER
William U. Parfet - Director	Ronda E. Stryker - Director

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
STRYKER CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F

		Additions	Deductions

	Balance at	Charged to			Balance
	Beginning	Costs &			at End
Description	of Period	Expenses	Describe (a)	Describe (b)	of Period

DEDUCTED FROM ASSET ACCOUNTS

Allowance for Doubtful Accounts (in millions):

Year ended December 31, 2008	$44.5	$10.4	$10.2	$0.2	$44.5

Year ended December 31, 2007	$41.8	$7.3	$5.4	$(0.8)	$44.5

Year ended December 31, 2006	$46.6	$3.1	$8.3	$(0.4)	$41.8

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
(ii)	Certificate of Amendment of Restated Articles of Incorporation dated June 4, 2004 -
Incorporated by reference to Exhibit 3(i) to the Company's Form 10-Q for the quarter ended
June 30, 2004 (Commission File No. 000-09165).
(iii)	By-Laws - Incorporated by reference to Exhibit 3(ii) to the Company's Form 8-K dated
October 28, 2008 (Commission File No. 000-09165).

Exhibit 4 -	Instruments defining the rights of security holders, including indentures - The Company agrees to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of the Company and its subsidiaries not exceeding 10% of the total assets of the Company and its consolidated subsidiaries is authorized.
(i)	Form of $1 billion Five-Year Credit Agreement, dated as of November 18, 2005, among the
Company and the Agents and other Lenders party thereto - Incorporated by reference to Exhibit
10.1 to the Company's Form 8-K dated November 23, 2005 (Commission File No. 000-09165).

Exhibit 10 -	Material contracts
(i)*	2006 Long-Term Incentive Plan (as amended effective July 23, 2008) - Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated August 7, 2008 (Commission
File No. 000-09165).
(ii)*	Form of grant notice and terms and conditions for stock options granted to U.S. employees under the 2006 Long-Term Incentive Plan.
(iii)*	Form of grant notice and terms and conditions for stock options granted to non-U.S. employees under the 2006 Long-Term Incentive Plan.
(iv)*	Form of grant notice and terms and conditions for restricted stock units granted to U.S. employees under the 2006 Long-Term Incentive Plan.
(v)*	Form of grant notice and terms and conditions for restricted stock units granted to non-U.S.
employees under the 2006 Long-Term Incentive Plan.
(vi)*	1998 Stock Option Plan (as Amended Effective July 23, 2008) - Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q dated August 7, 2008 (Commission File No.
000-09165).
(vii)*

Supplemental Savings and Retirement Plan (as Amended Effective January 1, 1996) - Incorporated by reference to Exhibit 10(iii) to the Company's Form 10-K for the year ended December 31, 1994 (Commission File No.000-09165).

(viii)*

Employment contract dated as of April 22, 2003 between Stryker Corporation and Stephen P. MacMillan - Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 000-09165).

(ix)*

Stock option agreement relating to special stock option award to Stephen P. MacMillan pursuant to the 1998 Stock Option Plan on February 7, 2006 - Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated February 9, 2006 (Commission File No. 000-09165).

(x)*	Statement of Terms Relating to Employment dated as of December 4, 1998 between Stryker UK Limited and Andrew G. Fox-Smith as amended and restated through February 9, 2009.
(xi)*	Executive Management Agreement dated as of December 2, 2008 between Stephen Si Johnson and Stryker Corporation.
(xii)*	Executive Management Agreement dated as of December 2, 2008 between Dean H. Bergy and Stryker Corporation.
(xiii)*	Stryker Corporation Executive Bonus Plan - Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(xiv)	Form of Indemnification Agreement for Directors.
(xv)	Form of Indemnification Agreement for Certain Officers.
(xvi)*

Restricted stock agreement made as of June 1, 2003 by Stryker Corporation with Stephen P. MacMillan - Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 000-09165)

Exhibit 11 -	Statement re: computation of per share earnings
(i)	"Note 10 - Net Earnings per Share" on page 61 of this report.

Exhibit 21 -	Subsidiaries of the registrant
(i)	List of Subsidiaries.

Exhibit 23 -	Consent of experts and counsel
(i)	Consent of Independent Registered Public Accounting Firm.

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation.
(ii)	Certification of Co-Principal Financial Officer of Stryker Corporation.
(iii)	Certification of Co-Principal Financial Officer of Stryker Corporation.

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by President and Chief Executive Officer of Stryker Corporation.
(ii)	Certification by Vice President and Chief Financial Officer of Stryker Corporation.
(iii)	Certification by Vice President, Finance of Stryker Corporation.
Exhibit 99 -	Additional exhibits
(i)*	2008 Employee Stock Purchase Plan as amended on February 10, 2009.

*compensation arrangement