Form 10-Q
period 2009-03-31
STRYKER CORP
filed 2009-05-04
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

YES [  ]         NO [X]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

397,149,898 shares of Common Stock, $.10 par value, as of March 31, 2009.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	March 31	December 31
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$685.8	$701.1
Marketable securities	1,559.3	1,494.5
Accounts receivable, less allowance of $43.1 ($44.5 in 2008)	1,054.8	1,129.5
Inventories	990.2	952.7
Deferred income taxes	552.7	521.9
Prepaid expenses and other current assets	157.1	179.6
Total current assets	4,999.9	4,979.3

Property, Plant and Equipment, less allowance for depreciation of $904.5 ($907.2 in 2008)	944.3	963.8

Other Assets
Goodwill	554.4	567.5
Other intangibles, less accumulated amortization of $387.2 ($383.8 in 2008)	355.1	368.0
Loaner instrumentation, less accumulated amortization of $706.6 ($708.3 in 2008)	270.6	275.2
Deferred income taxes	223.9	212.2
Other	237.0	237.3
	1,641.0	1,660.2
	$7,585.2	$7,603.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$273.7	$274.3
Accrued compensation	208.1	336.8
Income taxes	143.4	30.0
Dividend payable	-	158.6
Accrued expenses and other liabilities	536.1	641.9
Current maturities of debt	20.5	20.5
Total current liabilities	1,181.8	1,462.1

Other Liabilities	778.3	734.5

Shareholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding -397.1 shares (396.4 in 2008)	39.7	39.6
Additional paid-in capital	845.5	812.8
Retained earnings	4,670.6	4,389.5
Accumulated other comprehensive gain	69.3	164.8
Total shareholders' equity	5,625.1	5,406.7
	$7,585.2	$7,603.3

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended
	March 31
	2009	2008
Net sales	$1,601.3	$1,634.4
Cost of sales	515.5	500.5
Gross profit	1,085.8	1,133.9

Research, development and engineering expenses	80.4	85.1
Selling, general and administrative expenses	616.6	654.5
Intangibles amortization	9.6	10.6
	706.6	750.2
Operating income	379.2	383.7
Other income (expense)	7.2	20.3
Earnings before income taxes	386.4	404.0
Income taxes	105.3	113.5
Net earnings	$281.1	$290.5

Net earnings per share:
Basic	$0.71	$0.71
Diluted	$0.71	$0.70

Weighted-average outstanding shares for the period:
Basic	396.7	411.4
Diluted	398.6	417.9

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2009	$39.6	$812.8	$4,389.5	$164.8	$5,406.7

Net earnings			281.1		281.1
Unrealized gains on securities, net of income taxes				2.1	2.1
Unfunded pension gains, net of income taxes				1.1	1.1
Foreign currency translation adjustments				(98.7)	(98.7)
Comprehensive earnings for the three
months ended March 31, 2009					185.6
Issuance of 0.7 shares of common stock
under stock option and benefit plans,
including $2.7 excess income tax benefit	0.1	16.0			16.1
Share-based compensation		16.7			16.7
Balances at March 31, 2009	$39.7	$845.5	$4,670.6	$69.3	$5,625.1

See accompanying notes to Condensed Consolidated Financial Statements.

            In 2008, the Company declared a cash dividend of forty cents per share to shareholders of record on December 31, 2008, payable on January 30, 2009.  No cash dividends have been declared during 2009.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended
	March 31
	2009	2008
Operating Activities
Net earnings	$281.1	$290.5
Adjustments to reconcile net earnings from operations
to net cash provided by operating activities:
Depreciation	37.9	38.7
Amortization	53.8	59.5
Share-based compensation	16.7	17.1
Income tax benefit from exercise of stock options	4.2	7.9
Excess income tax benefit from exercise of stock options	(2.7)	(5.6)
Other	2.6	0.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	53.5	(16.2)
Inventories	(51.8)	(67.0)
Loaner instrumentation	(43.9)	(53.2)
Accounts payable	2.5	3.5
Accrued expenses and other liabilities	(170.3)	(154.7)
Income taxes	116.2	67.1
Other	(27.4)	2.9
Net cash provided by operating activities	272.4	190.8

Investing Activities
Acquisitions, net of cash acquired	(2.6)	(6.2)
Purchases of marketable securities	(1,198.6)	(6,083.2)
Proceeds from sales of marketable securities	1,100.4	6,174.8
Purchases of property, plant and equipment	(30.6)	(30.9)
Proceeds from sales of property, plant and equipment	0.7	0.1
Net cash provided by (used in) investing activities	(130.7)	54.6

Financing Activities
Proceeds from borrowings	10.5	3.2
Payments on borrowings	(9.6)	(2.4)
Dividends paid	(158.6)	(135.6)
Proceeds from exercise of stock options	1.3	14.5
Excess income tax benefit from exercise of stock options	2.7	5.6
Other	20.0	(15.6)
Net cash used in financing activities	(133.7)	(130.3)
Effect of exchange rate changes on cash and cash equivalents	(23.3)	17.9
Increase (decrease) in cash and cash equivalents	($15.3)	$133.0

See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

March 31, 2009

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The Company adopted the provisions of FASB Statement No. 141(R), Business Combinations - a replacement of FASB Statement No. 141, on January 1, 2009.  This Statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company's financial statements including the identifiable assets acquired and the liabilities assumed.  This Statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. There was no impact to the Condensed Consolidated Financial Statements as a result of the adoption of this Statement.

The Company adopted the provisions of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, on January 1, 2009.  This Statement significantly changes the financial accounting and reporting of noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. There was no impact to the Condensed Consolidated Financial Statements as a result of the adoption of this Statement.

            The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No.161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, on January 1, 2009. This Statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company's use of derivative instruments and their effect on a company's financial position, financial performance, and cash flows. There was no impact to the Condensed Consolidated Financial Statements as a result of the adoption of this Statement. The enhanced disclosures regarding derivative instruments and hedging activities are included in Note 3 to the Condensed Consolidated Financial Statements.

            Recently Issued Accounting Standards: In 2008 the FASB issued FSP FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

NOTE 2
FINANCIAL INSTRUMENTS

            Pursuant to FASB Statement No. 157, Fair Value Measurements, the Company's financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

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
interest rates and yield curves that areobservable at commonly quoted intervals;

Level 3:	Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument.
The prices are determined using significant unobservable inputs or valuation techniques.

The following table summarizes the valuation of the Company's financial instruments by the aforementioned pricing categories as of March 31, 2009 (in millions):

			Prices with
		Quoted Prices	Other	Prices with
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$685.8	$685.8	$ -	$ -
Available-for-sale marketable securities	1,561.4	-	1,559.3	2.1
Trading marketable securities	173.9	26.5	-	147.4
ARS Rights	19.4	-	-	19.4
Foreign currency exchange contracts	4.1	-	4.1	-
	$2,444.6	$712.3	$1,563.4	$168.9

Liabilities:
Deferred compensation arrangements	$26.5	$26.5	$ -	$ -

            The Company's marketable securities include investments in auction-rate securities (ARS), the majority of which are triple A rated (per Standard & Poor's) and collateralized by student loans guaranteed by the U.S. Department of Education.  The interest rates of these ARS investments are reset through an auction process, most commonly at intervals of 7, 28 and 35 days.

            Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the ARS investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids.  As of March 31, 2009, the Company held $166.8 million, at par value, of ARS investments. In 2008 the Company entered into an ARS Rights agreement (Rights) with UBS Financial Services Inc. (UBS), one of its investment providers, whereby the Company received the right to sell its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012.  These Rights are nontransferable securities registered with the U.S. Securities and Exchange Commission. The Company has elected to apply the fair value option to its ARS Rights agreement pursuant to the provisions of FASB Statement No.159, Fair Value Option for Financial Assets and Financial liabilities.  As a result of this election, in the first quarter of 2009, the Company recorded a loss of $8.6 million in other income (expense) to recognize the change in fair value estimate of its ARS Rights, the loss was offset by a corresponding gain in the fair value estimate of the related trading marketable securities.

            As a result of the illiquidity in the market for ARS investments, the Company has estimated the fair value of its ARS and ARS Rights using a Level 3 valuation methodology.  The Company's Level 3 valuations of its ARS and ARS Rights are based on the income approach, specifically discounted cash flow analyses that utilize significant inputs based on the Company's estimates and assumptions. The discounted cash flow analyses included the following assumptions at March 31, 2009: current coupon rates, expected maturity and current discount rates. The current coupon rates are based on forecasted interest rates, specifically the three-month U.S. Treasury bill plus the applicable coupon spread, generally 120 basis points. The expected maturity assumption is based on the weighted average remaining term for the underlining student loans financed by the trusts that issued the ARS.  Based on available information, the expected maturity reflects a 17 year assumption. The current discount rates reflect a base rate, a credit spread and an illiquidity premium. The base rate corresponds to the three-month Libor, which is also the base rate that matches the credit spread.  The credit spread is consistent with triple A rated investments collateralized by student loans that are guaranteed by the U.S. Government under the Federal Family Education Loan Program.  The illiquidity premium estimate is a proxy for additional return required in holding illiquid assets.  The Company's valuation was supported by a broker pricing valuation that incorporated transaction details, such as contractual terms, maturity, timing and anticipated amounts of future cash flows, as well as assumptions about liquidity and credit valuation adjustments by marketplace participants at March 31, 2009. These adjustments are subject to future changes as the underlying market conditions and marketplace sources change.

            Pursuant to the Company's investment policy, all individual marketable security investments must have a minimum credit quality of single A (per Standard & Poor's) or A2 (per Moody's Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (per Standard & Poor's) or Aa (per Moody's Corporation).  In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to the Company's marketable security investment portfolio. As of March 31, 2009, approximately 1% of the Company's investments in marketable securities had a credit quality rating of less than single A (per Standard & Poor's). As of March 31, 2009, approximately 1% of the Company's investments in marketable securities were held in triple A rated (per Standard & Poor's) asset backed debt securities.

NOTE 3

DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

            The Company follows the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137, No. 138 and 161, which requires that the Company recognize all derivatives on the Condensed Consolidated Balance Sheets at fair value.

            The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. These currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The duration of the forward currency exchange contracts correspond to the anticipated period the intercompany receivables and payables remain outstanding. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with resulting gains and losses included in other income (expense) in the Condensed Consolidated Statements of Earnings as an offset to the gains and losses recognized on the intercompany receivables and payables . For the three months ended March 31, 2009, recognized foreign currency transaction loss included in other income (expense) in the Condensed Consolidated Statements of Earnings was $0.4 million.

            At March 31, 2009, the Company had outstanding forward currency exchange contracts to purchase $405.6 million and sell $288.5 million of various currencies (principally U.S. dollars and euros) with original maturities ranging from 3 to 95 days. The maximum length of time over which the Company is limiting its exposure to the reduction in value of nonfunctional receivables and payables through foreign currency exchange contracts is through June 30, 2009.

            At March 31, 2009, the fair value carrying amount of the Company's forward currency exchange contracts of $4.1 million was included as a component of prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. The Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of its counterparties.

NOTE 4

COMPREHENSIVE EARNINGS

            The Company follows FASB Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive earnings and its components.  The comprehensive earnings for the three months ended March 31, 2009 and 2008 were $185.6 million and $509.9 million, respectively.

NOTE 5

ACCOUNTS RECEIVABLE SECURITIZATION

            The Company's accounts receivable securitization facility is described in detail in Note 1 to the Consolidated Financial Statements included in the Company's 2008 Form 10-K.  There were no amounts of undivided percentage ownership interests in accounts receivable sold by Stryker Funding Corporation (SFC), a wholly owned special-purpose subsidiary of the Company, under the facility as of March 31, 2009 and December 31, 2008. The Company did not extend its accounts receivable securitization facility agreement upon its expiration on April 24, 2009.

NOTE 6

INVENTORIES

            Inventories are as follows (in millions):

	March 31	December 31
	2009	2008
Finished goods	$755.0	$727.4

Work-in-process	90.5	92.7

Raw materials	150.3	138.2

FIFO cost	995.8	958.3

Less LIFO reserve	(5.6)	(5.6)
	$990.2	$952.7

NOTE 7

ACQUISITIONS

            In 2005 the Company acquired, by merger, all of the outstanding stock of PlasmaSol Corp. (PlasmaSol), a private, development-stage company.  PlasmaSol, a developer of sterilization equipment technology, was aquired to provide sterilization equipment for use with certain of the Company's MedSurg Equipment products. The cost of the transaction totaled $17.5 million including an upfront payment in cash plus the assumption of certain liabilities. The purchase price was allocated to assets acquired, primarily deferred income tax assets associated with acquired net operating losses and purchased in-process research and development based on their estimated fair value at the date of acquisition.

            Unanticipated issues have arisen that have delayed the Company's commercialization of the technology acquired in the PlasmaSol acquisition.  During 2009 the Company ceased the development efforts associated with this technology.  There was no material impact to the Condensed Consolidated Financial Statements as a result of this decision.

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

            The Company believes that the technologies acquired in the SpineCore acquisition will result in the introduction of new products and additional future sales.  However, unanticipated issues may arise that could further delay or terminate a product's development prior to regulatory approval or commercialization, which could have an unfavorable impact on the Company's operating results.  The Company expects initial U.S. commercialization of the FlexiCore lumbar artificial disc and the CerviCore cervical artificial disc following receipt of all required regulatory approvals.

NOTE 8

RESTRUCTURING CHARGES

            The following table provides a rollforward of the remaining liabilities, included within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets, related to the restructuring charges recorded by the Company in the fourth quarter of 2008 (in millions):

	Severance
	and related costs	Other
Balances at January 1, 2009	$8.7	$1.8
Payments	(8.1)	(0.4)
Foreign currency translation effects	(0.3)	-
Balances at March 31, 2009	$0.3	$1.4

            The Company expects final severance payments to be made in the second quarter of 2009.

NOTE 9

NET EARNINGS PER SHARE

            The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant. Options to purchase 23.4 million shares of common stock were outstanding during the first quarter of 2009 but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for that period. Options to purchase 3.3 million shares of common stock were outstanding during the first quarter of 2008 but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for that period.

NOTE 10

RETIREMENT PLANS

            Certain of the Company's subsidiaries have both funded and unfunded defined benefit pension plans covering some or all of their employees.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended
	March 31
	2009	2008
Service cost	$3.9	$4.2
Interest cost	2.9	3.1
Expected return on plan assets	(2.4)	(2.8)
Amortization of prior service cost and transition amount	0.3	0.1
Recognized actuarial loss	0.2	-
Net periodic benefit cost	$4.9	$4.6

            The Company previously disclosed in its 2008 Form 10-K that it anticipated contributing approximately $21.5 million to its defined benefit pension plans in 2009 to meet minimum funding requirements. As of March 31, 2009, $4.2 million of contributions have been made.

NOTE 11

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

            In April 2009 the U.S. Internal Revenue Service (IRS) proposed adjustments to the Company's previously filed 2003, 2004 and 2005 income tax returns related to income tax positions the Company has taken for its cost sharing arrangements with two wholly owned entities operating in Ireland.  The Company believes it followed the applicable tax law and Treasury regulations and will vigorously defend these income tax positions. If the IRS were ultimately to prevail with respect to their proposed adjustments, such adjustments could have a material unfavorable impact on the Company's income tax expense and net earnings in future periods.

NOTE 12

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

            The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 of the Company's 2008 Form 10-K.

            Sales and net earnings by business segment follow (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended March 31, 2009:
Net sales	$973.2	$628.1	$ -	$1,601.3
Net earnings (loss)	187.4	114.1	(20.4)	281.1

Three Months Ended March 31, 2008:
Net sales	$971.1	$663.3	$ -	$1,634.4
Net earnings (loss)	189.7	111.2	(10.4)	290.5

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

            In 2009 the Company received a letter from the United States Attorney's Office for the District of Massachusetts indicating that its subsidiary, Stryker Biotech, is a target of a federal grand jury investigation relating to (i) the illegal promotion of OP-1 products and Calstrux, (ii) the sale of misbranded medical devices and (iii) the submission of false reports to the U.S. Food and Drug Administration regarding the number of patients treated with OP-1 under one of the Company's Humanitarian Device Exemptions.  As previously reported, the Company and certain current and former employees have also received subpoenas from the  United States Attorney's Office for the District of  Massachusetts requesting documents related to false Institutional Review Board approvals as well as the issues identified above. The Company understands that certain former Stryker Biotech employees have pled guilty to charges related to the on-going investigation. The Company is in the process of responding to the United States Attorney's Office regarding these matters.

            In 2008 the Company received a warning letter from the U.S. Food and Drug Administration (FDA) related to quality systems and compliance issues at its OP-1 implant manufacturing facility in Hopkinton, Massachusetts. In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey. The Company takes these matters very seriously and has been fully cooperating with the FDA to address its observations.

            In 2007 the Company announced that it reached a resolution with the U.S. Attorney's office for the District of New Jersey in connection with a previously announced investigation relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation." The resolution was in the form of a non-prosecution agreement for an 18-month period that ended on March 27, 2009. During the term of the agreement, the Company's Orthopaedics subsidiary was subject to oversight by a federal monitor, as appointed by the U.S. Attorney, regarding compliance with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons. Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker's orthopedic medical devices in procedures paid for in whole or in part by Medicare. The Company produced numerous documents and other materials to HHS in response to the subpoena and had been working with HHS to attempt to narrow the scope of the requested production. In 2008 the U.S. Department of Justice and HHS sought judicial enforcement of the subpoena and a court agreed to enforce it in January 2009. At the same time, the U.S. District Court for the District of New Jersey dismissed the Company's complaint which had asked the court to quash the subpoena and sought other appropriate relief on the grounds that the subpoena was overbroad and oppressive.

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
AND RESULTS OF OPERATIONS

            Throughout this discussion, references are made to the following financial measures:  "constant currency" and "adjusted diluted net earnings per share."  These financial measures are an alternative representation of Stryker Corporation's (the Company or Stryker) past and potential future operational performance and do not replace the presentation of the Company's reported financial results under U.S. generally accepted accounting principles (GAAP). The Company has provided these supplemental non-GAAP financial measures because they provide meaningful information regarding the Company's results on a consistent and comparable basis for the periods presented.  Management uses these non-GAAP financial measures for reviewing the operating results of its business segments, for analyzing potential future business trends in connection with its budget process and bases certain annual bonus plans on these non-GAAP financial measures.  In order to measure the Company's sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales.  Constant currency results are calculated by translating current year results at prior year average foreign currency exchange rates. In order to measure earnings performance on a consistent and comparable basis, the Company excludes the restructuring charges recorded in 2008 which affects the comparability of operating results and the trend of earnings. In addition, the Company believes investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results.  The Company encourages investors and other users of these financial statements to review its Condensed Consolidated Financial Statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

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

            Domestic sales accounted for 65% of total revenues in the first quarter of 2009 and 63% in the first quarter of 2008.  Most of the Company's products are marketed directly to doctors, hospitals and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

            International sales accounted for 35% of total revenues in the first quarter of 2009 and 37% in the first quarter of 2008.  The Company's products are sold in more than 100 countries through both Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

            The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

            In March 2009 the U.S. Food and Drug Administration (FDA) Orthopaedic and Rehabilitation Devices Advisory Panel voted not to recommend that the Company receive marketing approval for its OP-1 Putty. The Company is disappointed by the FDA advisory panel's vote and believes the clinical evidence that it submitted and the long history of OP-1's use demonstrate OP-1's proven safety record. The Company plans to maintain close discussions with the FDA to determine potential paths forward for approval and is reviewing its strategic plan for OP-1.

Outlook

As a result of the continued weaker demand for certain MedSurg Equipment products as well as consideration of slowing elective procedures for certain Orthopaedic Implant products, the Company is reducing its guidance for 2009.  The Company now projects that diluted net earnings per share for 2009 will be in the range of $2.90 to $3.10, an increase of 2% to 10% over adjusted diluted net earnings per share of $2.83 in 2008. The financial forecast for 2009 anticipates a constant currency net sales increase in the range of 2% to 5%. If currency exchange rates hold near March 31, 2009 levels, the Company anticipates an unfavorable impact on net sales of approximately 5.5% to 6% in the second quarter of 2009 and an unfavorable impact on net sales of approximately 3.5% to 4.5% for the full year of 2009.

The reconciliation of reported diluted net earnings per share to adjusted diluted net earnings per share for the year ended December 31, 2008 is as follows:

Reported diluted net earnings per share	$2.78
Restructuring charges	$0.05
Adjusted diluted net earnings per share	$2.83
Weighted-average diluted shares outstanding (in millions)	413.6

            The weighted-average diluted shares outstanding used in the calculation of this non-GAAP financial measure are the same as the weighted-average diluted shares outstanding used in the calculation of the reported per share amounts.

Results of Operations

            The table below outlines the components of net earnings from the Condensed Consolidated Statements of Earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

	Percentage of Net Sales
	Three Months Ended		Percentage
	March 31		Change
	2009	2008	2009/2008
Net sales	100.0	100.0	(2)
Cost of sales	32.2	30.6	3
Gross profit	67.8	69.4	(4)
Research, development and engineering expenses	5.0	5.2	(6)
Selling, general and administrative expenses	38.5	40.0	(6)
Intangibles amortization	0.6	0.6	(9)
Operating income	23.7	23.5	(1)
Other income (expense)	0.4	1.2	(65)
Earnings before income taxes	24.1	24.7	(4)
Income taxes	6.6	6.9	(7)
Net earnings	17.6	17.8	(3)

The table below sets forth domestic/international and product line sales information (in millions):

			Percentage Change
	Three Months Ended		2009/2008
	March 31			Constant
Domestic/international sales:	2009	2008	Reported	Currency

Domestic	$1,042.0	$1,032.9	1	1
International	559.3	601.5	(7)	7

Total net sales	$1,601.3	$1,634.4	(2)	3

Product line sales:
Orthopaedic Implants	$973.2	$971.1	0	6
MedSurg Equipment	628.1	663.3	(5)	(1)

Total net sales	$1,601.3	$1,634.4	(2)	3

            The table below sets forth additional geographical sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis:

	Three Months Ended March 31, 2009
	Percentage Change
	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency

Orthopaedic Implants sales:
Hips	3	(7)	9	(2)	6
Knees	8	(12)	4	1	6
Trauma	10	(3)	6	2	8
Spine	13	(2)	9	8	11
Craniomaxillofacial	12	(14)	0	3	8
Total Orthopaedic Implants	6	(7)	7	0	6

MedSurg Equipment sales:
Surgical equipment and surgical navigation systems	11	(12)	3	4	8
Endoscopic, communications and digital imaging systems	(7)	(1)	16	(5)	(1)
Patient handling and emergency medical equipment	(27)	(1)	18	(22)	(18)
Total MedSurg Equipment	(5)	(7)	10	(5)	(1)

            The Company's net sales decreased 2% in the first three months of 2009 to $1,601.3 from $1,634.4 million in 2008. Net sales grew by 4% as result of increased unit volume and changes in product mix and decreased by 5% due to the unfavorable impact changes in foreign currency exchange rates had on net sales.

            The Company's domestic sales were $1,042.0 million for the first quarter of 2009, representing an increase of 1% as a result of higher shipments of Orthopaedic Implants partially offset by lower shipments of Medsurg Equipment. International sales were $559.3 million for the first quarter of 2009, representing a decrease of 7%. The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $87.0 million in the first quarter of 2009.  On a constant currency basis, international sales increased 7% in the first quarter of 2009, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.

            Worldwide sales of Orthopaedic Implants were $973.2 million for the first quarter of 2009, consistent with the prior year period. On a constant currency basis, sales of Orthopaedic Implants increased 6% in the first quarter of 2009, as a result of higher shipments of reconstructive, trauma, spinal and craniomaxillofacial implant systems.

            Hip Implant Systems:  Sales of hip implant systems decreased 2% during the first quarter (6% increase on a constant currency basis). Solid worldwide sales growth in Trident hip related products drove the Company's constant currency sales growth. Sales growth in X3 Polyethylene and Restoration Modular hip systems in the United States, Europe, Canada and the Pacific region; Accolade cementless hip products in the United States, Europe and Canada; and   hip resurfacing products in the United States also led to the Company's constant currency sales growth.

            Knee Implant Systems:  Sales of knee implant systems increased 1% during the first quarter (6% on a constant currency basis) due to strong growth in the Triathlon knee system in the United States, Europe, Japan, Canada and Pacific region. Sales growth in Global Modular Replacement System (GMRS) knee products in the United States, Europe and Canada as well as sales growth of Scorpio knee systems in Latin America and Japan led to the Company's constant currency sales growth.

            Trauma Implant Systems:  Sales of trauma implant systems increased 2% during the first quarter (8% on a constant currency basis) as a result of sales growth in the Gamma 3 Hip Fracture System and the SPS Calcaneal foot plating system in the United States, Europe, Canada and the Pacific region as well as sales growth in the Company's T2 Nailing System in the United States and Europe. Sales growth in Variax distal radius products in the United States and Europe also led to the Company's constant currency sales growth.

            Spinal Implant Systems:  Sales of spinal implant systems increased 8% during the first quarter (11% on a constant currency basis) primarily due to strong sales growth of thoracolumbar implant systems in the United States, Canada and Japan as well as solid sales growth in interbody devices products in the United States, Europe, Canada and the Pacific region. Sales growth of bone substitutes products in the United States, Europe, Japan, Canada and the Latin America region also contributed to the Company's constant currency sales growth.

            Craniomaxillofacial Implant Systems:  Sales of craniomaxillofacial implant systems increased 3% during the first quarter (8% on a constant currency basis) primarily due to strong sales growth of products for neurological indications in the United States, Japan and the Latin America region.

            Worldwide sales of MedSurg Equipment were $628.1 million for the first quarter of 2009, representing a decrease of 5%.  On a constant currency basis, sales of MedSurg Equipment decreased 1% in the first quarter of 2009 as a result of higher shipments of surgical equipment and surgical navigation systems offset by lower sales of endoscopic, communications and digital imaging systems and patient handling and emergency medical equipment.

            Surgical Equipment and Surgical Navigation Systems:  Sales of surgical equipment and surgical navigation systems increased 4% during the first quarter (8% on a constant currency basis) due to solid sales growth of powered surgical, operating room equipment and interventional pain products in the United States. Solid sales growth in powered surgical products in Japan and the Latin America and the Pacific regions also led to the Company's constant currency sales growth.

            Endoscopic, Communications and Digital Imaging Systems:  Sales of endoscopic, communications and digital imaging systems decreased 5% during the first quarter (1% on a constant currency basis) due to lower sales of medical video imaging equipment products and image portal products in the United States partially offset by solid sales growth in general surgery products in the United States, Europe and the Latin America and Pacific regions as well as sales growth in communications products in the United States, Canada and the Latin America and Pacific regions and medical video imaging equipment in Europe.

            Patient Handling and Emergency Medical Equipment:  Sales of patient handling and emergency medical equipment decreased 22% during the first quarter (18% on a constant currency basis), due to lower sales of hospital bed products in the United States, Canada and the Latin America region and stretchers in the United States, Europe and Canada, partially offset by sales growth in hospital bed products in Europe and stretchers in the Latin America region.

             Cost of sales in the first quarter of 2009 represented 32.2% of sales compared to 30.6% in the same period of 2008.  The increase in the cost of sales percentage in the quarter is primarily due to reduced absorption due to lower production levels as well as increased compliance initiative costs and higher freight costs.

            Research, development and engineering expenses represented 5.0% of sales in the first quarter of 2009 compared to 5.2% in the same period of 2008 and decreased 6% to $80.4 million. The spending level in the first quarter of 2009 decreased due to tight control on discretionary spending as well as the Company's continued focus of research and development resources on compliance initiatives. The timing of projects also causes the spending level to vary from quarter to quarter as a percent of sales.

            Selling, general and administrative expenses decreased 6% in the first quarter of 2009 and represented 38.5% of sales compared to 40.0% in the same period of 2008.  The decrease in selling, general and administrative expenses as a percent of sales in the first quarter of 2009 is primarily due to tight control on discretionary spending, which more than offset increased legal settlement costs recorded for certain product liability claims partially offset by insurance recoveries.

            Interest and marketable securities income, which is included in other income (expense), decreased to $15.6 million in the first quarter of 2009 from $27.9 million in 2008 as a result of lower average yields on the Company's investments.

            The Company's effective income tax rate for the first quarter of 2009 was 27.3% as compared to effective income tax rates for the first quarter of 2008 and year ended December 31, 2008 of 28.1% and 27.4%, respectively. The effective income tax rates are lower than the U.S. statutory income tax rate primarily as a result of manufacturing in lower income tax international jurisdictions.

            Net earnings for the first quarter of 2009 were $281.1 million, a decrease of 3% compared to net earnings of $290.5 million in the first quarter of 2008.  Basic net earnings per share were $0.71 in both the first quarter of 2009 and 2008, and diluted net earnings per share increased 1% in the first quarter of 2009 to $0.71 from $0.70 in 2008.

Liquidity and Capital Resources

            The Company's working capital at March 31, 2009 increased $300.9 million to $3,818.1 million from $3,517.2 million at December 31, 2008.  The increase in working capital resulted from cash earnings partially offset by dividend payments as well as payments of certain current liabilities and accrued expenses. Accounts receivable days sales outstanding remained unchanged at 59 days at March 31, 2009 compared to December 31, 2008 and days sales in inventory increased 19 days to 174 days at March 31, 2009 from 155 days at December 31, 2008.  Days sales outstanding decreased one day and days sales in inventory increased 12 days compared to the March 31, 2008 levels.  Days sales in inventory at March 31, 2009 is higher than the prior year periods primarily due to higher levels of inventory resulting from the slowdown in sales levels and in support of the Company's ongoing compliance initiatives.

            The Company generated cash of $272.4 million from operations in the first quarter of 2009 compared to $190.8 million in 2008.  The increase in cash provided by operating activities in the first quarter of 2009 compared to 2008 is primarily due to the reduction in accounts receivable and increases in certain current liabilities including income taxes.

            In the first quarter of 2009, the Company used cash of $158.6 million for the payment of dividends, $30.6 million for capital expenditures and $2.6 million for acquisitions.  The Company also purchases and sells marketable securities, which are classified as available-for-sale investments in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

            The Company had $685.8 million in cash and cash equivalents and $1,559.3 million in current marketable securities at March 31, 2009.  The Company had outstanding borrowings totaling $20.5 million at March 31, 2009.  The Company believes its cash on hand and marketable securities, as well as anticipated future cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures, future business and product line acquisitions to supplement its current product offerings and loaner instrumentation for surgical implants in support of new product launches. Should additional funds be required, the Company had $1,077.6 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $1,000.0 million 5-year nonamortizing, revolving Unsecured Credit Facility that expires in November 2010.

            In addition, the Company had the entire $100.0 million of eligible accounts receivable that could be sold through its accounts receivable securitization facility available at March 31, 2009.  The Company did not extend its accounts receivable securitization facility agreement upon its expiration on April 24, 2009.

Other Matters

            The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies. For the quarter ended March 31, 2009, the weakening of foreign currencies relative to the U.S. dollar decreased the value of these investments in net assets, and the related deferred gain in shareholders' equity, by $98.7 million.

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

            In April 2009 the U.S. Internal Revenue Service (IRS) proposed adjustments to the Company's previously filed 2003, 2004 and 2005 income tax returns related to income tax positions the Company has taken for its cost sharing arrangements with two wholly owned entities operating in Ireland.  The Company believes it followed the applicable tax law and Treasury regulations and will vigorously defend these income tax positions. If the IRS were ultimately to prevail with respect to their proposed adjustments, such adjustments could have a material unfavorable impact on the Company's income tax expense and net earnings in future periods.

            In 2009 the Company received a letter from the United States Attorney's Office for the District of Massachusetts indicating that its subsidiary, Stryker Biotech, is a target of a federal grand jury investigation relating to (i) the illegal promotion of OP-1 products and Calstrux, (ii) the sale of misbranded medical devices and (iii) the submission of false reports to the U.S. Food and Drug Administration regarding the number of patients treated with OP-1 under one of the Company's Humanitarian Device Exemptions. As previously reported, the Company and certain current and former employees have also received subpoenas from the  United States Attorney's Office for the District of  Massachusetts requesting documents related to false Institutional Review Board approvals as well as the issues identified above. The Company understands that certain former Stryker Biotech employees have pled guilty to charges related to the on-going investigation. The Company is in the process of responding to the United States Attorney's Office regarding these matters.

            In 2008 the Company received a warning letter from the U.S. Food and Drug Administration (FDA) related to quality systems and compliance issues at its OP-1 implant manufacturing facility in Hopkinton, Massachusetts. In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey. The Company takes these matters very seriously and has been fully cooperating with the FDA to address its observations.

            In 2007 the Company announced that it reached a resolution with the U.S. Attorney's office for the District of New Jersey in connection with a previously announced investigation relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation." The resolution was in the form of a non-prosecution agreement for an 18-month period that ended on March 27, 2009.  During the term of the agreement, the Company's Orthopaedics subsidiary was subject to oversight by a federal monitor, as appointed by the U.S. Attorney, regarding compliance with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons. Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker's orthopedic medical devices in procedures paid for in whole or in part by Medicare. The Company produced numerous documents and other materials to HHS in response to the subpoena and had been working with HHS to attempt to narrow the scope of the requested production. In 2008 the U.S. Department of Justice and HHS sought judicial enforcement of the subpoena and a court agreed to enforce it in January 2009. At the same time, the U.S. District Court for the District of New Jersey dismissed the Company's complaint which had asked the court to quash the subpoena and sought other appropriate relief on the grounds that the subpoena was overbroad and oppressive.

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

Forward-Looking Statements

            This report contains information that includes or is based on forward-looking statements within the meaning of the federal securities law that are subject to various risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied in such statements.  Such factors include, but are not limited to: further weakening of economic conditions that could adversely affect the level of demand for the Company's products; pricing pressures generally, including cost-containment measures that could adversely affect the price of or demand for the Company's products; changes in foreign exchange markets; regulatory actions; unanticipated issues arising in connection with clinical studies and otherwise that affect U.S. Food and Drug Administration approval of new products; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; unfavorable resolution of income tax audits; changes in financial markets; and changes in the competitive environment.

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

            There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

            Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2009 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

            Changes in Internal Controls Over Financial Reporting - There was no change to the Company's internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A.	RISK FACTORS

            There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The Company issued 59,611 shares of Common Stock in the first quarter of 2009 as performance incentive awards
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

STRYKER CORPORATION
(Registrant)

May 4, 2009	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, President
and Chief Executive Officer
(Principal Executive Officer)

May 4, 2009	/s/ CURT R. HARTMAN
Date	Curt R. Hartman, Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation