Form 10-Q
period 2009-06-30
STRYKER CORP
filed 2009-08-07
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]          NO [  ]

            Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [  ]          NO [  ]

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

YES [  ]         NO [X]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

397,547,322 shares of Common Stock, $.10 par value, as of July 31, 2009.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Stryker Corporation and Subsidiaries
(in millions, except per share amounts)

	June 30	December 31
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$666.3	$701.1
Marketable securities	1,761.6	1,494.5
Accounts receivable, less allowance of $46.6 ($44.5 in 2008)	1,097.3	1,129.5
Inventories	991.7	952.7
Deferred income taxes	570.6	521.9
Prepaid expenses and other current assets	152.8	179.6
Total current assets	5,240.3	4,979.3

Property, Plant and Equipment, less allowance for depreciation of $950.1 ($907.2 in 2008)	950.3	963.8

Other Assets
Goodwill	578.0	567.5
Other intangibles, less accumulated amortization of $403.6 ($383.8 in 2008)	364.0	368.0
Loaner instrumentation, less accumulated amortization of $747.4 ($708.3 in 2008)	282.1	275.2
Deferred income taxes	209.3	212.2
Other	299.5	237.3
Total other assets	1,732.9	1,660.2
Total assets	$7,923.5	$7,603.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$211.7	$274.3
Accrued compensation	262.0	336.8
Income taxes	14.4	30.0
Dividend payable	-	158.6
Accrued expenses and other liabilities	567.6	641.9
Current maturities of debt	19.4	20.5
Total current liabilities	1,075.1	1,462.1

Other Liabilities	790.9	734.5

Shareholders' Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding - 397.5 shares (396.4 in 2008)	39.7	39.6
Additional paid-in capital	866.9	812.8
Retained earnings	4,961.9	4,389.5
Accumulated other comprehensive gain	189.0	164.8
Total shareholders' equity	6,057.5	5,406.7
Total liabilities & shareholders' equity	$7,923.5	$7,603.3

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net sales	$1,634.3	$1,712.6	$3,235.6	$3,347.0
Cost of sales	536.3	533.2	1,051.8	1,033.7
Gross profit	1,098.0	1,179.4	2,183.8	2,313.3

Research, development and engineering expenses	82.6	90.3	163.0	175.4
Selling, general and administrative expenses	617.1	678.2	1,233.7	1,332.7
Intangibles amortization	8.5	10.0	18.1	20.6
Total other operating expenses	708.2	778.5	1,414.8	1,528.7
Operating income	389.8	400.9	769.0	784.6
Other income (expense)	10.2	19.2	17.4	39.5
Earnings before income taxes	400.0	420.1	786.4	824.1
Income taxes	108.7	114.3	214.0	227.8
Net earnings	$291.3	$305.8	$572.4	$596.3

Net earnings per share:
Basic	$.73	$.74	$1.44	$1.45
Diluted	$.73	$.73	$1.44	$1.43

Weighted-average outstanding shares for the period:
Basic	397.4	412.0	397.1	411.7
Diluted	399.0	417.9	398.8	417.9

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	Total
Balances at January 1, 2009	$39.6	$812.8	$4,389.5	$164.8	$5,406.7

Net earnings			572.4		572.4
Unrealized gains on securities, net of income taxes				4.3	4.3
Unfunded pension gains, net of income taxes				0.2	0.2
Foreign currency translation adjustments				19.7	19.7
Comprehensive earnings for the six
months ended June 30, 2009					596.6
Issuance of 1.1 shares of common stock
under stock option and benefit plans,
including $4.2 excess income tax benefit	0.1	22.4			22.5
Share-based compensation		31.7			31.7
Balances at June 30, 2009	$39.7	$866.9	$4,961.9	$189.0	$6,057.5

See accompanying notes to Condensed Consolidated Financial Statements.

            In 2008, the Company declared a cash dividend of forty cents per share to shareholders of record on December 31, 2008, payable on January 30, 2009.  No cash dividends have been declared during 2009.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Operating Activities
Net earnings	$291.3	$305.8	$572.4	$596.3
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	38.9	39.8	76.8	78.5
Amortization	53.3	58.9	107.1	118.4
Share-based compensation	15.0	17.0	31.7	34.1
Income tax benefit from exercise of stock options	2.9	4.6	7.1	12.5
Excess income tax benefit from exercise of stock options	(1.5)	(3.2)	(4.2)	(8.8)
Other	3.5	0.4	6.1	0.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12.5)	(45.7)	41.0	(61.9)
Inventories	20.9	(63.3)	(30.9)	(130.3)
Loaner instrumentation	(49.7)	(49.3)	(93.6)	(102.5)
Accounts payable	(65.3)	(8.1)	(62.8)	(4.6)
Accrued expenses and other liabilities	70.3	82.7	(100.0)	(72.0)
Income taxes	(128.5)	(99.9)	(12.3)	(32.8)
Other	(56.2)	0.6	(83.6)	3.5
Net cash provided by operating activities	182.4	240.3	454.8	431.1

Investing Activities
Acquisitions, net of cash acquired	(9.1)	(2.4)	(11.7)	(8.6)
Purchases of marketable securities	(1,331.8)	(3,599.6)	(2,530.4)	(9,682.8)
Proceeds from sales of marketable securities	1,178.5	3,397.5	2,278.9	9,572.3
Purchases of property, plant and equipment	(30.4)	(41.2)	(61.0)	(72.1)
Proceeds from sales of property, plant and equipment	0.2	0.1	0.9	0.2
Net cash used in investing activities	(192.6)	(245.6)	(323.3)	(191.0)

Financing Activities
Proceeds from borrowings	0.9	7.2	11.4	10.4
Payments on borrowings	(2.7)	(0.9)	(12.3)	(3.3)
Dividends paid	-	-	(158.6)	(135.6)
Proceeds from exercise of stock options	3.7	10.7	5.0	25.2
Excess income tax benefit from exercise of stock options	1.5	3.2	4.2	8.8
Other	(30.0)	(13.4)	(10.0)	(29.0)
Net cash provided by (used in) financing activities	(26.6)	6.8	(160.3)	(123.5)
Effect of exchange rate changes on cash and cash equivalents	17.3	(3.4)	(6.0)	14.5
Increase (decrease) in cash and cash equivalents	($19.5)	($1.9)	($34.8)	$131.1

See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

June 30, 2009

NOTE 1

BASIS OF PRESENTATION

            The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the six-months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

            The balance sheet at December 31, 2008 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

            Recently Adopted Accounting Standards: The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 141(R), Business Combinations - a replacement of FASB Statement No. 141, on January 1, 2009. This Statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company's financial statements including the identifiable assets acquired and the liabilities assumed. This Statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. There was no impact to the Condensed Consolidated Financial Statements as a result of the adoption of this Statement.

            The Company adopted the provisions of FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, on April 1, 2009.  This FSP amends FASB Statement No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under this FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, then the acquirer must follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5. There was no impact to the Condensed Consolidated Financial Statements as a result of the adoption of this FSP.

            The Company adopted the provisions of FASB Statement No.161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, on January 1, 2009. This Statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company's use of derivative instruments and their effect on a company's financial position, financial performance, and cash flows. The enhanced disclosures regarding derivative instruments and hedging activities are included in Note 3 to the Condensed Consolidated Financial Statements.

            The Company adopted the provisions of FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly, and FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, on April 1, 2009. These FSPs provide additional application guidance and enhanced disclosures about fair value measurements and impairments of securities.  FSP No. FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP Nos. FAS 115-2 and FAS 124-2 established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings. The required disclosures regarding the fair value of financial instruments are included in Note 2 to the Condensed Consolidated Financial Statements.

            The Company adopted the provisions of FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, on April 1, 2009. This FSP expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. The required disclosures regarding the fair value of financial instruments are included in Note 2 to the Condensed Consolidated Financial Statements.

            The Company adopted the provisions of FASB Statement No.165, Subsequent Events, on June 1, 2009. This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date that the financial statements are issued or are available to be issued. This Statement requires disclosure of the date through which an entity has evaluated subsequent events. The disclosures required by this Statement are included in Note 14 to the Condensed Consolidated Financial Statements.

            Recently Issued Accounting Standards: In 2008 the FASB issued FSP FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP must be provided for fiscal years ending after December 15, 2009. The Company is currently reviewing what effect this new pronouncement will have on its Consolidated Financial Statements.

            In 2009 the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162.  This Statement establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. GAAP, together with rules and interpretive releases of the U.S. Securities and Exchange Commission (SEC), under authority of federal securities laws.  This Statement is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in this statement.  All other accounting literature not included in the Codification is nonauthoritative. The Company is currently evaluating the effect of this Statement on its Consolidated Financial Statements.

NOTE 2
FINANCIAL INSTRUMENTS

            The Company's financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts.  The Company's estimates of fair value for financial instruments, other than marketable securities, approximate their carrying amounts as of June 30, 2009.

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

            The following describes the methods the Company uses to estimate the fair value of the Company's financial assets and liabilities:

Cash and cash equivalents:

            The Company considers the carrying values of these financial instruments to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization.

Available-for-sale marketable securities:

            The Company's Level 2 available-for-sale marketable securities primarily include U.S. government and agency securities, foreign government bonds, asset-backed debt securities, commercial paper, corporate notes and bonds, and certificates of deposit. The Company's Level 2 available-for-sale marketable securities values are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company's Level 3 available-for-sale securities valuations are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company's estimates and assumptions. Using this approach, estimates for timing and amount of cash flows and expected holding periods of the securities were used and the expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using an estimated market required rate of return.

Trading marketable securities and Auction Rate Securities (ARS) Rights:

            The Company's Level 1 trading marketable securities consist of mutual funds and are valued using a market approach, based on quoted prices for the specific mutual fund from transactions in active exchange markets.

            The Company's Level 3 trading marketable securities include investments in auction-rate securities (ARS), the majority of which are triple A rated (per Standard & Poor's) and collateralized by student loans guaranteed by the U.S. Department of Education.  The interest rates of these ARS investments are reset through an auction process, most commonly at intervals of 7, 28 and 35 days.

            Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the ARS investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids.  As of June 30, 2009, the Company held $166.5 million, at par value, of ARS investments. In 2008 the Company entered into an ARS Rights agreement (Rights) with UBS Financial Services Inc. (UBS), one of its investment providers, whereby the Company received the right to sell its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012.  These Rights are nontransferable securities registered with the U.S. SEC. The Company has elected to apply the fair value option to its ARS Rights agreement pursuant to the provisions of FASB Statement No.159, Fair Value Option for Financial Assets and Financial liabilities.  As a result of this election, in the first half of 2009, the Company recorded a loss of $8.9 million in other income (expense) to recognize the change in fair value estimate of its ARS Rights; the loss was offset by a corresponding gain in the fair value estimate of the related trading marketable securities.

            As a result of the illiquidity in the market for ARS investments, the Company has estimated the fair value of its ARS and ARS Rights using a Level 3 valuation methodology.  The Company's Level 3 valuations of its ARS and ARS Rights are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company's estimates and assumptions. The discounted cash flow analyses included the following assumptions at June 30, 2009: current coupon rates, expected maturity and current discount rates. The current coupon rates are based on forecasted interest rates, specifically the three month U.S. Treasury bill plus the applicable coupon spread, generally 120 basis points. The expected maturity assumption is based on the weighted average remaining term for the underlying student loans financed by the trusts that issued the ARS.  Based on available information, the expected maturity reflects a 17 year assumption. The current discount rates reflect a base rate, a credit spread and an illiquidity premium. The base rate corresponds to the 3-month Libor, which is also the base rate that matches the credit spread.  The credit spread is consistent with triple A rated investments collateralized by student loans that are guaranteed by the U.S.

Government under the Federal Family Education Loan Program.  The illiquidity premium estimate is a proxy for additional return required in holding illiquid assets.  The Company's valuation was supported by a broker pricing valuation that incorporates transaction details, such as contractual terms, maturity, timing and anticipated amounts of future cash flows, as well as assumptions about liquidity and credit valuation adjustments by marketplace participants at June 30, 2009. These adjustments are subject to future changes as the underlying market conditions and marketplace sources change.

Foreign currency exchange contracts:

            The Company values foreign currency exchange contracts using a market approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. At June 30, 2009, the fair value carrying amount of the Company's forward currency exchange contracts was less than $0.1 million.

            The following table summarizes the valuation of the Company's financial instruments by the aforementioned pricing categories as of June 30, 2009 (in millions):

			Prices with
		Quoted Prices	Other	Prices with
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$666.3	$666.3	$ -	$ -
Available-for-sale marketable securities	1,763.7	-	1,761.6	2.1
Trading marketable securities	178.4	31.1	-	147.3
ARS Rights	19.2	-	-	19.2
	$2,627.6	$697.4	$1,761.6	$168.6

Liabilities:
Deferred compensation arrangements	$31.1	$31.1	$ -	$ -

            The following table presents a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) at January 1, 2009 and June 30, 2009 (in millions):

Balance as of January 1, 2009	$168.9
Transfers into Level 3	-
Other	(0.3)
Balance as of June 30, 2009	$168.6

            The following is a summary of the Company's marketable securities (in millions):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
At June 30, 2009
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$783.8	$4.8	$(1.7)	$786.9
Foreign government debt securities	665.3	2.9	(0.8)	667.4
U.S. agency debt securities	166.6	1.1	-	167.7
Certificates of deposit	111.8	0.1	-	111.9
Other	29.8	-	-	29.8
Total available-for-sale marketable securities	$1,757.3	$8.9	($2.5)	1,763.7

Trading marketable securities:
Municipal debt securities (ARS)				147.3
Mutual funds				31.1
Total trading marketable securities				178.4
Total marketable securities				$1,942.1

Reported as:
Current assets-Marketable securities				$1,761.6
Noncurrent assets-Other				180.5
				$1,942.1

At December 31, 2008
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$918.4	$3.4	$(6.9)	$914.9
Foreign government debt securities	226.5	2.5	(0.1)	228.9
U.S. agency debt securities	146.2	1.1	-	147.3
Certificates of deposit	135.9	0.3	(0.1)	136.1
Other	69.0	0.4	-	69.4
Total available-for-sale marketable securities	$1,496.0	$7.7	($7.1)	1,496.6

Trading marketable securities:
Municipal debt securities (ARS)				138.8
Mutual funds				26.2
Total trading marketable securities				165.0
Total marketable securities				$1,661.6

Reported as:
Current assets-Marketable securities				$1,494.5
Noncurrent assets-Other				167.1
				$1,661.6

            The net carrying value and estimated fair value of available-for-sale marketable securities at June 30, 2009, by contractual maturity, are as follows (in millions):

		Estimated
	Cost	Fair Value
Due in one year or less	$484.2	$484.7
Due after one year through three years	1,216.5	1,217.4
Due after three years	60.9	61.6
	$1,761.6	$1,763.7

            The gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2009 are as follows (in millions):

	Less Than 12 months			12 months or Greater			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Investments	Value	Losses	Investments	Value	Losses	Investments	Value	Losses
Available-for-sale
marketable securities:
Corporate and asset
backed debt securities	61	$219.3	$1.7	-	$ -	$ -	61	$219.3	$1.7
Foreign government debt
securities	17	184.1	0.8	-	-	-	17	184.1	0.8
Total	78	$403.4	$2.5	-	$ -	$ -	78	$403.4	$2.5

            The unrealized losses on the Company's investments in corporate and asset backed bonds were primarily caused by changes in interest rates and higher spreads driven by the challenging conditions in credit markets.  While many of these investments have been downgraded by rating agencies since their initial purchase, approximately less than 1% of the Company's investments in corporate and asset backed bonds had a credit quality rating of less than single A (per Standard & Poor's or Fitch), because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

            The unrealized losses on the Company's investments in foreign government bonds were caused by interest rate increases.  The reasons for the increases in interest rates can be attributed to the market expectations that foreign central banks will not ease their respective monetary policies.  Because the decline in market value is attributable to changes in interest rates and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

            Pursuant to the Company's investment policy, all individual marketable security investments must have a minimum credit quality of single A (per Standard & Poor's or Fitch) or A2 (per Moody's Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (per Standard & Poor's or Fitch) or Aa (per Moody's Corporation).  In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to the Company's marketable security investment portfolio. As of June 30, 2009, approximately 1% of the Company's investments in marketable securities had a credit quality rating of less than single A (per Standard & Poor's or Fitch). As of June 30, 2009, approximately 1% of the Company's investments in marketable securities were held in triple A rated (per Standard & Poor's or Fitch) asset backed debt securities.

            The Company's interest and marketable securities income, which is included in other income (expense), for the six months and three months ended June 30, 2009, were $30.1 million and $14.5 million, respectively.

NOTE 3

DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

            The Company follows the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137, No. 138 and No. 161, which requires the Company to recognize all derivatives on the Condensed Consolidated Balance Sheets at fair value.

            The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. These currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The duration of the forward currency exchange contracts correspond to the anticipated period the intercompany receivables and payables remain outstanding. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with resulting gains and losses included in other income (expense) in the Condensed Consolidated Statements of Earnings as an offset to the gains and losses recognized on the intercompany receivables and payables.  For the six months and three months ended June 30, 2009, recognized foreign currency transaction losses included in other income (expense) in the Condensed Consolidated Statements of Earnings were $0.6 million and $0.2 million, respectively.

            At June 30, 2009, the Company had outstanding forward currency exchange contracts to purchase $579.5 million and sell $249.0 million of various currencies (principally U.S. dollars and euros) with original maturities ranging from 3 to 96 days. The maximum length of time over which the Company is limiting its exposure to the reduction in value of nonfunctional receivables and payables through foreign currency exchange contracts is through September 30, 2009.

            At June 30, 2009, the fair value carrying amount of the Company's forward currency exchange contracts was less than $0.1 million and was included as a component of prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. The Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of its counterparties.

NOTE 4

COMPREHENSIVE EARNINGS

            The Company follows FASB Statement No. 130, Reporting Comprehensive Income, in accounting for comprehensive earnings and its components.  The comprehensive earnings for the six months ended June 30, 2009 and 2008 were $596.6 million and $767.5 million, respectively, and for the three months ended June 30, 2009 and 2008 were $411.0 million and $257.6 million, respectively.

NOTE 5

ACCOUNTS RECEIVABLE SECURITIZATION

            The Company did not extend its accounts receivable securitization facility agreement, which was described in Note 1 to the Consolidated Financial Statements included in the Company's 2008 Form 10-K, upon its expiration on April 24, 2009. There were no amounts of undivided percentage ownership interests in accounts receivable sold by Stryker Funding Corporation (SFC), a wholly owned special-purpose subsidiary of the Company, under the facility as of December 31, 2008 or at any time thereafter.

NOTE 6

INVENTORIES

            Inventories are as follows (in millions):

	June 30	December 31
	2009	2008
Finished goods	$754.5	$727.4
Work-in-process	90.9	92.7
Raw materials	151.9	138.2

FIFO cost	997.3	958.3

Less LIFO reserve	(5.6)	(5.6)
	$991.7	$952.7

NOTE 7

ACQUISITIONS

            In 2005 the Company acquired, by merger, all of the outstanding stock of PlasmaSol Corp. (PlasmaSol), a private, development-stage company.  PlasmaSol, a developer of sterilization equipment technology, was acquired to provide sterilization equipment for use with certain of the Company's MedSurg Equipment products. The cost of the transaction totaled $17.5 million including an upfront payment in cash plus the assumption of certain liabilities. The purchase price was allocated to assets acquired, primarily deferred income tax assets associated with acquired net operating losses and purchased in-process research and development based on their estimated fair value at the date of acquisition.  During 2009 the Company ceased the development efforts associated with this technology.  There was no material impact to the Condensed Consolidated Financial Statements as a result of this decision.

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

NOTE 8

RESTRUCTURING CHARGES

            The following table provides a rollforward of the remaining liabilities, included within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets, related to the restructuring charges recorded by the Company in the fourth quarter of 2008 (in millions):

	Severance
	and related costs	Other
Balances at January 1, 2009	$8.7	$1.8
Payments	(8.4)	(1.3)
Balances at June 30, 2009	$0.3	$0.5

            The Company expects final severance payments to be made in the fourth quarter of 2009.

NOTE 9

NET EARNINGS PER SHARE

            The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant. Options to purchase 23.3 million and 3.3 million shares of common stock during the six months ended June 30, 2009 and 2008, respectively, and options to purchase 23.2 million and 3.2 million shares of common stock during the three months ended June 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.

NOTE 10

RETIREMENT PLANS

            Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees.  The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Service cost	$4.1	$4.4	$8.1	$8.6
Interest cost	2.4	3.3	5.3	6.4
Expected return on plan assets	(1.7)	(2.9)	(4.0)	(5.7)
Amortization of prior service cost and transition amount	0.3	-	0.5	0.1
Recognized actuarial loss	0.1	0.1	0.3	0.1
Net periodic benefit cost	$5.2	$4.9	$10.2	$9.5

            The Company previously disclosed in its 2008 Form 10-K that it anticipated contributing approximately $21.5 million to its defined benefit plans in 2009 to meet minimum funding requirements.  As of June 30, 2009, $6.9 million of contributions have been made.

NOTE 11

INCOME TAXES

            The Company operates in multiple income tax jurisdictions both inside and outside the United States.  Income tax authorities in these jurisdictions regularly perform audits of the Company's income tax filings.  Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations.  Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing and product royalty arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates.  In 2009 the Company experienced settlements related to certain income tax audits both inside and outside the United States.

            In April 2009, the U.S. Internal Revenue Service (IRS) proposed adjustments to the Company's previously filed 2003, 2004 and 2005 income tax returns related to income tax positions the Company has taken for its cost sharing arrangements with two wholly owned entities operating in Ireland.  The Company believes it followed the applicable tax law and Treasury regulations and will vigorously defend these income tax positions. If the IRS were ultimately to prevail with respect to their proposed adjustments, such adjustments could have a material unfavorable impact on the Company's income tax expense and net earnings in future periods.

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

            Sales and net earnings by business segment follow (in millions):

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Three Months Ended June 30, 2009:
Net sales	$1,014.2	$620.1	$ -	$1,634.3
Net earnings (loss)	193.1	117.5	(19.3)	291.3

Three Months Ended June 30, 2008:
Net sales	$1,016.2	$696.4	$ -	$1,712.6
Net earnings (loss)	197.7	121.6	(13.5)	305.8

	Orthopaedic	MedSurg
	Implants	Equipment	Other	Total
Six Months Ended June 30, 2009:
Net sales	$1,987.4	$1,248.2	$ -	$3,235.6
Net earnings (loss)	380.5	231.7	(39.8)	572.4

Six Months Ended June 30, 2008:
Net sales	$1,987.3	$1,359.7	$ -	$3,347.0
Net earnings (loss)	387.4	232.8	(23.9)	596.3

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

            In 2009 the Company received a subpoena from the Attorney General of New Jersey requesting various documents related to the financial interests and arrangements of physicians participating in certain clinical trials for or on behalf of the Company. The Company is evaluating the scope of the subpoena and its response. The Attorney General of New Jersey reportedly issued similar subpoenas to other major medical device manufacturing companies.

             In 2009 the Company received a letter from the United States Attorney's Office for the District of Massachusetts indicating that its subsidiary, Stryker Biotech, is a target of a federal grand jury investigation relating to (i) the illegal promotion of OP-1 products and Calstrux, (ii) the sale of misbranded medical devices and (iii) the submission of false reports to the U.S. Food and Drug Administration (FDA) regarding the number of patients treated with OP-1 under one of the Company's Humanitarian Device Exemptions.  As previously reported, the Company and certain current and former employees have also received subpoenas from the United States Attorney's Office for the District of  Massachusetts requesting documents related to false Institutional Review Board approvals as well as the issues identified above. The

Company understands that certain former Stryker Biotech employees have pled guilty to charges related to the on-going investigation. The Company is in the process of responding to the United States Attorney's Office regarding these matters.

            In 2009 the Company received a warning letter from the U.S. FDA related to compliance issues for one of its craniomaxillofacial (CMF) implant products that was previously sold through its CMF distribution facility in Portage, Michigan.  In 2008 the Company received a warning letter from the FDA related to quality systems and compliance issues at its OP-1 implant manufacturing facility in Hopkinton, Massachusetts.  In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey.  The Company takes these matters very seriously and has been fully cooperating with the FDA to address their observations.

            In 2007 the Company announced that it reached a resolution with the U.S. Attorney's office for the District of New Jersey in connection with a previously announced investigation relating to "any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation." The resolution was in the form of a non-prosecution agreement for an 18-month period that ended on March 27, 2009. During the term of the agreement, the Company's Orthopaedics subsidiary was subject to oversight by a federal monitor, as appointed by the U.S. Attorney, regarding compliance with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons. Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker's orthopedic medical devices in procedures paid for in whole or in part by Medicare. The Company produced numerous documents and other materials to HHS in response to the subpoena and had been working with HHS to attempt to narrow the scope of the requested production. In 2008 the U.S. Department of Justice and HHS sought judicial enforcement of the subpoena and a court agreed to enforce it in January 2009. At the same time, the U.S. District Court for the District of New Jersey dismissed the Company's complaint, which had asked the court to quash the subpoena and sought other appropriate relief on the grounds that the subpoena was overbroad and oppressive.

            In 2007 the Company disclosed that the U.S. SEC made an informal inquiry of the Company regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, the Company received a subpoena from the U.S. Department of Justice, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the U.S. SEC inquiry. The Company is fully cooperating with the U.S. Department of Justice and the U.S. SEC regarding these matters.

NOTE 14
SUBSEQUENT EVENTS

            Pursuant to FASB Statement No. 165, Subsequent Events, the Company evaluated subsequent events after June 30, 2009 through August 7, 2009, representing the date that these Condensed Consolidated Financial Statements are to be filed with the U.S. SEC. The Company concluded that no material events or transactions occurred subsequent to June 30, 2009 that provided additional evidence about conditions that existed at June 30, 2009 or after that require adjustment to or disclosure in the Condensed Consolidated Financial Statements.

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

            Domestic sales accounted for 65% and 62% of total revenues in the first half of 2009 and 2008, respectively, and 64% and 61% in the second quarter of 2009 and 2008, respectively.  Most of the Company's products are marketed directly to doctors, hospitals and other health-care facilities.  Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

            International sales accounted for 35% and 38% of total revenues in the first half of 2009 and 2008, respectively, and 36% and 39% in the second quarter of 2009 and 2008, respectively.  The Company's products are sold in more than 100 countries through both Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

            The Company's business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

            In 2009 the U.S. Food and Drug Administration (FDA) Orthopaedic and Rehabilitation Devices Advisory Panel voted not to recommend that the Company receive marketing approval for its OP-1 Putty.  The Company is in discussions with the FDA to determine potential paths forward for approval and is reviewing its strategic plan for OP-1.

Outlook

            The Company projects that diluted net earnings per share for 2009 will be in the range of $2.90 to $3.10, an increase of 2% to 10% over adjusted diluted net earnings per share of $2.83 in 2008. The financial forecast for 2009 anticipates a constant currency net sales increase in the range of 1% to 3% reflecting the continued weaker demand for certain MedSurg Equipment products as well as consideration of slower elective procedural growth for certain Orthopaedic Implants products. If currency exchange rates hold near June 30, 2009 levels, the Company anticipates an unfavorable impact on net sales of approximately 1.5% to 2.5% in the third quarter of 2009 and an unfavorable impact on net sales of approximately 2% to 3% for the full year of 2009.

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

Results of Operations

            The tables below outline the components of net earnings from the Condensed Consolidated Statements of Earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

	Percentage of Net Sales
	Six Months Ended		Percentage
	June 30		Change
	2009	2008	2009/2008
Net sales	100.0	100.0	(3)
Cost of sales	32.5	30.9	2
Gross profit	67.5	69.1	(6)
Research, development and engineering expenses	5.0	5.2	(7)
Selling, general and administrative expenses	38.1	39.8	(7)
Intangibles amortization	0.6	0.6	(12)
Operating income	23.8	23.4	(2)
Other income (expense)	0.5	1.2	(56)
Earnings before income taxes	24.3	24.6	(5)
Income taxes	6.6	6.8	(6)
Net earnings	17.7	17.8	(4)

	Percentage of Net Sales
	Three Months Ended		Percentage
	June 30		Change
	2009	2008	2009/2008
Net sales	100.0	100.0	(5)
Cost of sales	32.8	31.1	1
Gross profit	67.2	68.9	(7)
Research, development and engineering expenses	5.1	5.3	(9)
Selling, general and administrative expenses	37.8	39.6	(9)
Intangibles amortization	0.5	0.6	(15)
Operating income	23.9	23.4	(3)
Other income (expense)	0.6	1.1	(47)
Earnings before income taxes	24.5	24.5	(5)
Income taxes	6.7	6.7	(5)
Net earnings	17.8	17.9	(5)

            The tables below set forth domestic/international and product line sales information (in millions):

			Percentage Change
	Six Months Ended		2009/2008
	June 30			Constant
Domestic/international sales:	2009	2008	Reported	Currency

Domestic	$2,089.2	$2,085.7	0	0
International	1,146.4	1,261.3	(9)	4
Total net sales	$3,235.6	$3,347.0	(3)	2

Product line sales:
Orthopaedic Implants	$1,987.4	$1,987.3	0	6
MedSurg Equipment	1,248.2	1,359.7	(8)	(4)
Total net sales	$3,235.6	$3,347.0	(3)	2

			Percentage Change
	Three Months Ended		2009/2008
	June 30			Constant
Domestic/international sales:	2009	2008	Reported	Currency

Domestic	$1,047.2	$1,052.8	(1)	(1)
International	587.1	659.8	(11)	1
Total net sales	$1,634.3	$1,712.6	(5)	0

Product line sales:
Orthopaedic Implants	$1,014.2	$1,016.2	0	5
MedSurg Equipment	620.1	696.4	(11)	(8)
Total net sales	$1,634.3	$1,712.6	(5)	0

            The tables below set forth additional geographical sales growth information for significant products within the Company's Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis:

	Six Months Ended June 30 2009/2008
	Percentage Change
	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency

Orthopaedic Implants sales:
Hips	6	(9)	5	(2)	5
Knees	10	(13)	0	0	6
Trauma	11	(6)	4	1	6
Spine	13	(1)	9	9	12
Craniomaxillofacial	12	(16)	(4)	2	6
Total Orthopaedic Implants	8	(9)	3	0	6

MedSurg Equipment sales:
Surgical equipment and surgical navigation systems	3	(12)	1	(2)	3
Endoscopic, communications and digital imaging systems	(7)	(3)	11	(6)	(2)
Patient handling and emergency medical equipment	(29)	(9)	6	(25)	(22)
Total MedSurg Equipment	(8)	(9)	5	(8)	(4)

	Three Months Ended June 30 2009/2008
	Percentage Change
	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency

Orthopaedic Implants sales:
Hips	9	(12)	1	(2)	5
Knees	11	(15)	(3)	0	5
Trauma	11	(8)	1	(1)	5
Spine	14	(1)	10	9	13
Craniomaxillofacial	12	(18)	(8)	1	5
Total Orthopaedic Implants	9	(11)	0	0	5

MedSurg Equipment sales:
Surgical equipment and surgical navigation systems	(4)	(12)	(1)	(7)	(3)
Endoscopic, communications and digital imaging systems	(6)	(6)	7	(6)	(3)
Patient handling and emergency medical equipment	(30)	(17)	(6)	(28)	(26)
Total MedSurg Equipment	(11)	(11)	1	(11)	(8)

            The Company's net sales decreased 3% in the first half of 2009 to $3,235.6 million from $3,347.0 million in 2008.  For the second quarter of 2009 net sales were $1,634.3 million, representing a 5% decrease from net sales of $1,712.6 million in the second quarter of 2008.  Net sales in the first half grew by 2% as a result of increased unit volume and changes in product mix and decreased by 5% due to the unfavorable impact changes in foreign currency exchange rates had on net sales. Net sales in the second quarter decreased by 5% due to the unfavorable impact changes in foreign currency exchange rates. The continued weaker demand for certain MedSurg Equipment products as a result of the ongoing economic slowdown continues to unfavorably impact net sales.

            The Company's domestic sales were $2,089.2 million for the first half of 2009, representing an increase of less than 1%, as result of a 8% increase in shipments of Orthopaedic Implants partially offset by an 8% decrease in shipments of MedSurg Equipment. Domestic sales were $1,047.2 million for the second quarter of 2009, representing a decrease of 1%, as a 9% increase in shipments of Orthopaedic Implants was offset by an 11% decrease in shipments of MedSurg

Equipment. International sales were $1,146.4 million for the first half of 2009, representing a decrease of 9%. The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $163.8 million in the first half of 2009. On a constant currency basis, international sales increased 4% in the first half of 2009 as a result of a 3% increase in shipments of Orthopaedic Implants and a 5% increase in shipments of MedSurg Equipment.  International sales were $587.1 million for the second quarter of 2009, representing a decrease of 11%. The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $76.7 million in the second quarter of 2009. On a constant currency basis, international sales increased 1% in the second quarter of 2009 as a result of a less than 1% increase in shipments of Orthopaedic Implants and a 1% increase in shipments of MedSurg Equipment.

            Worldwide sales of Orthopaedic Implants were $1,987.4 million for the first half of 2009 and $1,014.2 million for the second quarter of 2009. On a constant currency basis, sales of Orthopaedic Implants increased 6% and 5% for the first half and second quarter of 2009, respectively, as a result of higher shipments of reconstructive, trauma, spinal and craniomaxillofacial implant systems.

            Hip Implant Systems:  Sales of hip implant systems decreased 2% in both the first half and second quarter of 2009 (increased 5% in both periods on a constant currency basis). In the United States, sales growth was driven by  hip resurfacing products, Accolade cementless hip products, X3 Polyethylene, Trident hip products and Restoration Modular Hip System revision hip products partially offset by declines in other hip systems. Sales growth in several hip systems, including X3 Polyethylene and Accolade cementless hip products in Europe, Canada and Latin America,  X3 Polyethylene in the Pacific region and Trident in Japan, led to the Company's constant currency sales growth for the first half and second quarter of 2009.

            Knee Implant Systems:  Sales of knee implant systems were flat in the first half of 2009 and in the second quarter (increased 6% and 5%, respectively, on a constant currency basis) due to strong sales growth in the Triathlon knee system in the United States, Europe, Canada, Japan, Canada and the Pacific region. Sales growth in Global Modular Replacement System (GMRS) knee products in the United States and Canada as well as sales growth of Scorpio knee systems in the Latin America and the Pacific regions led to the Company's constant currency sales growth.

            Trauma Implant Systems:  Sales of trauma implant systems increased 1% in the first half of 2009 and decreased 1% in the second quarter (increased 6% and 5%, respectively, on a constant currency basis) as a result of sales growth in the Gamma 3 Hip Fracture System, VariAx Distal Radius System and the SPS Calcaneal Foot Plating System in the United States, Europe and Canada as well as sales growth in the Company's T2 Nailing System in the United States and Europe.

            Spinal Implant Systems:  Sales of spinal implant systems increased 9% in both the first half and second quarter of 2009 (12% and 13%, respectively, on a constant currency basis) primarily due to strong sales growth of thoracolumbar implant systems in the United States, Canada and Japan as well as solid sales growth in interbody devices products in the United States, Japan and the Pacific region. Sales growth of bone substitutes products in the United States,  Japan, Canada and the Latin America region also contributed to the Company's constant currency sales growth.

            Craniomaxillofacial Implant Systems:  Sales of craniomaxillofacial implant systems increased 2% in the first half of 2009 and 1% in the second quarter (6% and 5%, respectively, on a constant currency basis) primarily due to strong sales growth of products for neurological indications in the United States, Japan and the Latin America region.

            Worldwide sales of MedSurg Equipment were $1,248.2 million for the first half of 2009, representing a decrease of 8% as reported and 4% on a constant currency basis, as higher shipments of surgical equipment and surgical navigation systems were offset by lower sales of endoscopic, communications and digital imaging systems and patient handling and emergency medical equipment. Worldwide sales of MedSurg Equipment were $620.1 million for the second quarter of 2009, representing a decrease of 11% as reported and 8% on a constant currency basis based on lower shipments of  surgical equipment and surgical navigation systems; endoscopic, communications and digital imaging systems; and patient handling and emergency medical equipment.

            Surgical Equipment and Surgical Navigation Systems:  Sales of surgical equipment and surgical navigation systems decreased 2% in the first half of 2009 and 7% in the second quarter (increased 3% and decreased 3%, respectively, on a constant currency basis). Sales growth of interventional pain products in the United States, powered surgical products in Japan, Canada and the Pacific region and operating room equipment products in Europe and the Latin America region led to the Company's constant currency sales growth in the first half of 2009. Lower sales of operating room equipment products in Canada and the Latin America region; powered surgical products in Europe, Canada, the Pacific and Latin American regions as well as lower sales of interventional pain products in Europe, Canada and the Latin America region led to the Company's constant currency sales decrease in the second quarter of 2009.

            Endoscopic, Communications and Digital Imaging Systems:  Sales of endoscopic, communications and digital imaging systems decreased 6% in both the first half and second quarter of 2009 (2% and 3% respectively, on a constant currency basis) due to lower sales of medical video imaging equipment products and image portal products in the United States partially offset by solid sales growth in general surgery products in the United States, Japan and the Latin America  and Pacific regions as well as sales growth in communications products in the Europe, Japan and the Latin America and Pacific regions and medical video imaging equipment in Europe.

            Patient Handling and Emergency Medical Equipment:  Sales of patient handling and emergency medical equipment decreased 25% in the first half of 2009 and 28% in the second quarter (22% and 26%, respectively, on a constant currency basis) due to lower sales of hospital bed products in the United States, Canada, Japan and the Pacific and  Latin America regions and stretchers in the United States, Europe and Canada, partially offset by sales growth in hospital bed products in Europe and stretchers in Japan and the Latin America region.

            Cost of sales in the first half of 2009 represented 32.5% of sales compared to 30.9% in the same period of 2008.  In the second quarter of 2009, the cost of sales percentage increased to 32.8% from 31.1% in the second quarter of 2008. The increase in the cost of sales percentage is primarily due to increased compliance initiative costs, higher excess and obsolete inventory costs associated with the Orthopaedic Implants businesses as well as higher unabsorbed costs due to lower production levels.

            Research, development and engineering expenses represented 5.0% of sales in the first half of 2009 compared to 5.2% in the same period of 2008 and decreased 7% to $163.0 million. These costs decreased 9% in the second quarter and represented 5.1% of sales in 2009 compared to 5.3% in 2008.  The spending level in the first half and second quarter of 2009 decreased due to tight control on discretionary spending as well as the Company's continued focus of research and development resources on compliance initiatives. The timing of projects also causes the spending level to vary from quarter to quarter as a percent of sales.

            Selling, general and administrative expenses decreased 7% in the first half of 2009 and represented 38.1% of sales compared to 39.8% in the same period of 2008.  In the second quarter, these expenses decreased 9% and represented 37.8% of sales in 2009 compared to 39.6% in 2008. The decrease in selling, general and administrative expenses as a percent of sales in the first half and second quarter of 2009 is primarily due to tight control on discretionary spending that  more than offset increased legal settlement costs, net of insurance recoveries, recorded for certain product liability claims.

            Interest and marketable securities income, which is included in other income (expense), decreased to $30.1 million in the first half of 2009 from $54.3 million in 2008 and decreased to $14.5 million in the second quarter of 2009 from $26.4 million in 2008 as a result of lower average yields on the Company's investments.

            The Company's effective income tax rate on earnings for both the first half and second quarter of 2009 was 27.2%, as compared to effective income tax rates for the year ended December 31, 2008 and the first half and second quarter of 2008 of 27.4%, 27.6% and 27.2%, respectively. The effective income tax rates are lower than the U.S. statutory income tax rate primarily as a result of manufacturing in lower income tax international jurisdictions.

            Net earnings for the first half of 2009 were $572.4 million, a decrease of 4% compared to net earnings of $596.3 million for the first half of 2008.  Basic net earnings per share decreased 1% in the first half of 2009 to $1.44 from $1.45 in 2008, and diluted net earnings per share increased 1% in the first half of 2009 to $1.44 from $1.43 in 2008.  Net earnings for the second quarter of 2009 were $291.3 million, representing a 5% decrease over net earnings of $305.8 million for the second quarter of 2008.  Basic net earnings per share decreased 1% in the second quarter of 2009 to $.73 from $.74 in 2008, and diluted net earnings per share was flat in the second quarter of 2009 at $.73 compared to 2008.

Liquidity and Capital Resources

            The Company's working capital at June 30, 2009, increased $648.0 million to $4,165.2 million from working capital of $3,517.2 million at December 31, 2008.  The increase in working capital resulted from cash earnings partially offset by dividend payments as well as payments of certain current liabilities and accrued expenses. Accounts receivable days sales outstanding increased by one day to 60 days at June 30, 2009 from 59 days at December 31, 2008 and days sales in inventory increased 12 days to 167 days at June 30, 2009 from 155 days at December 31, 2008. Days sales outstanding increased one day and days sales in inventory increased five days compared to the June 30, 2008 levels. The days sales outstanding at June 30, 2009 is consistent with historical levels. Days sales in inventory at June 30, 2009 is higher than the prior year periods primarily due to higher levels of inventory resulting from the slowdown in sales levels and in support of the Company's ongoing compliance initiatives.

            The Company generated cash of $454.8 million from operations in the first six months of 2009 compared to $431.1 million in 2008.  In the second quarter, the Company generated cash from operations of $182.4 million compared to $240.3 million in 2008. The increase in cash provided by operating activities in the first six months of 2009 compared to 2008 is primarily due to the reduction in accounts receivable and slower growth in certain current assets, including inventories. The decrease in cash provided by operating activities in the second quarter of 2009 compared to 2008 is primarily due to decreases in certain current liabilities, including accounts payable and income taxes.

            In the first half of 2009, the Company used cash of $158.6 million for the payment of dividends, $61.0 million for capital expenditures and $11.7 million for acquisitions.  The Company also purchases and sells marketable securities, which are classified as available-for-sale investments in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

            The Company had $666.3 million in cash and cash equivalents and $1,761.6 million in current marketable securities at June 30, 2009.  The Company had outstanding borrowings totaling $19.4 million at June 30, 2009.  The Company believes its cash on hand and marketable securities, as well as anticipated future cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings and loaner instrumentation for surgical implants in support of new product launches. Should additional funds be required, at June 30, 2009 the Company had $1,058.5 million of additional borrowing capacity available under all of its existing credit facilities, including the Company's $1,000.0 million 5-year nonamortizing, revolving Unsecured Credit Facility that expires in November 2010.

Other Matters

            The Company has certain investments in net assets in international locations that are not hedged.  These investments are subject to translation gains and losses due to changes in foreign currencies. For the first half of 2009, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets, and the related deferred gain in shareholders' equity, by $19.7 million.

            The Company operates in multiple income tax jurisdictions both inside and outside the United States. Income tax authorities in these jurisdictions regularly perform audits of the Company's income tax filings.  Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations.  Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing and product royalty arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates.  In 2009 the Company experienced settlements related to certain income tax audits both inside and outside the United States.

            In  2009 the U.S. Internal Revenue Service (IRS) proposed adjustments to the Company's previously filed 2003, 2004 and 2005 income tax returns related to income tax positions the Company has taken for its cost sharing arrangements with two wholly owned entities operating in Ireland. The Company believes it followed the applicable tax law and Treasury regulations and will vigorously defend these income tax positions. If the IRS were ultimately to prevail with respect to their proposed adjustments, such adjustments could have a material unfavorable impact on the Company's income tax expense and net earnings in future periods.

            In 2009 the Company received a subpoena from the Attorney General of New Jersey requesting various documents related to the financial interests and arrangements of physicians participating in certain clinical trials for or on behalf of the Company. The Company is evaluating the scope of the subpoena and its response. The Attorney General of New Jersey reportedly issued similar subpoenas to other major medical device manufacturing companies.

            In 2009 the Company received a letter from the United States Attorney's Office for the District of Massachusetts indicating that its subsidiary, Stryker Biotech, is a target of a federal grand jury investigation relating to (i) the illegal promotion of OP-1 products and Calstrux, (ii) the sale of misbranded medical devices and (iii) the submission of false reports to the U.S. FDA regarding the number of patients treated with OP-1 under one of the Company's Humanitarian Device Exemptions. As previously reported, the Company and certain current and former employees have also received subpoenas from the  United States Attorney's Office for the District of  Massachusetts requesting documents related to false Institutional Review Board approvals as well as the issues identified above. The Company understands that certain former Stryker Biotech employees have pled guilty to charges related to the on-going investigation. The Company is in the process of responding to the United States Attorney's Office regarding these matters.

            In 2009 the Company received a warning letter from the FDA related to compliance issues for one of its craniomaxillofacial (CMF) implant products that was previously sold through its CMF distribution facility in Portage, Michigan. In 2008 the Company received a warning letter from the FDA related to quality systems and compliance issues at its OP-1 implant manufacturing facility in Hopkinton, Massachusetts. In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey. The Company takes these matters very seriously and has been fully cooperating with the FDA to address their observations.

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

            In 2007 the Company disclosed that the U.S. Securities and Exchange Commission (SEC) made an informal inquiry of the Company regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, the Company received a subpoena from the U.S. Department of Justice, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the U.S. SEC inquiry. The Company is fully cooperating with the U.S. Department of Justice and the U.S. SEC regarding these matters.

Forward-Looking Statements

            This report contains information that includes or is based on forward-looking statements within the meaning of the federal securities law that are subject to various risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied in such statements.  Such factors include, but are not limited to: further weakening of economic conditions that could adversely affect the level of demand for the Company's products; pricing pressures generally, including cost-containment measures that could adversely affect the price of or demand for the Company's products; changes in foreign exchange markets; legislative and regulatory actions; unanticipated issues arising in connection with clinical studies and otherwise that affect U.S. Food and Drug Administration approval of new products; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; unfavorable resolution of income tax audits; changes in financial markets; and changes in the competitive environment.

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

            Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2009 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ("the Certifying Officers").  Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

            Changes in Internal Controls Over Financial Reporting - There was no change to the Company's internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The Company issued 240 shares of Common Stock in the second quarter of 2009 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(c)	At the Annual Meeting of Shareholders held on April 29, 2009, the shareholders elected eight directors and ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm. The voting results were as follows:

1.	Election of directors:

	Shares
Name	For	Withheld
John W. Brown	343,639,138	9,246,191
Howard E. Cox, Jr.	345,860,195	7,025,133
Donald M. Engelman, Ph. D.	336,164,749	16,720,580
Louise L. Francesconi	338,262,893	14,622,435
Howard L. Lance	337,981,787	14,903,541
Stephen P. MacMillan	345,678,422	7,206,906
William U. Parfet	322,464,700	30,420,628
Ronda E. Stryker	341,573,936	11,311,393

2.	Ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for 2009:

Shares
For	Against	Abstain
348,652,737	3,810,751	422,237

ITEM 6.	EXHIBITS

(a)	Exhibits

31(i)	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)

31(ii)	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

32(i)	Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350

32(ii)	Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

August 7, 2009	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, President
and Chief Executive Officer
(Principal Executive Officer)

August 7, 2009	/s/ CURT R. HARTMAN
Date	Curt R. Hartman, Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)	Certification by Chief Executive Officer of Stryker Corporation
(ii)	Certification by Chief Financial Officer of Stryker Corporation

