Form 10-Q/A
period 2009-06-30
STRYKER CORP
filed 2009-09-03
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-9165

STRYKER CORPORATION

(Exact name of registrant as specified in its charter)

Michigan	38-1239739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2825 Airview Boulevard, Kalamazoo, Michigan	49002
(Address of principal executive offices)	(Zip Code)

(269) 385-2600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒            NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☒            NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐            NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

397,547,322 shares of Common Stock, $.10 par value, as of July 31, 2009.

Explanatory Note

The sole purpose of this Amendment No.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on August 7, 2009, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report includes the following financial and related information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in Extensible Business Reporting Language (XBRL): (1) the unaudited Condensed Consolidated Balance Sheets (2) the unaudited Condensed Consolidated Statements of Earnings, (3) the unaudited Condensed Consolidated Statement of Shareholders’ Equity, (4) the unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No.1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.	EXHIBITS

(a) Exhibits

31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)

31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

32(i)*	Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

32(ii)*	Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Previously filed or furnished, as applicable, with our Form 10-Q as filed on August 7, 2009
**	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

September 3, 2009	/s/ CURT R. HARTMAN
Date	Curt R. Hartman, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)*	Certification by Chief Executive Officer of Stryker Corporation
(ii)*	Certification by Chief Financial Officer of Stryker Corporation

Exhibit 101 -	XBRL (Extensible Business Reporting Language) Documents
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*	Previously filed or furnished, as applicable, with our Form 10-Q as filed on August 7, 2009
**	Furnished with this Form 10-Q/A

4