Form 10-Q
period 2009-09-30
STRYKER CORP
filed 2009-11-09
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

397,738,563 shares of Common Stock, $.10 par value, as of October 31, 2009.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	September 30 2009	December 31 2008

ASSETS
Current Assets
Cash and cash equivalents	$960.3	$701.1
Marketable securities	1,969.1	1,494.5
Accounts receivable, less allowance of $49.9 ($44.5 in 2008)	1,113.5	1,129.5
Inventories	977.3	952.7
Deferred income taxes	595.3	521.9
Prepaid expenses and other current assets	146.3	179.6

Total current assets	5,761.8	4,979.3

Property, Plant and Equipment, less allowance for depreciation of $995.2 ($907.2 in 2008)	954.1	963.8

Other Assets
Goodwill	594.6	567.5
Other intangibles, less accumulated amortization of $416.7 ($383.8 in 2008)	360.3	368.0
Loaner instrumentation, less accumulated amortization of $788.5 ($708.3 in 2008)	286.9	275.2
Deferred income taxes	205.1	212.2
Other	296.4	237.3

Total assets	$8,459.2	$7,603.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$204.5	$274.3
Accrued compensation	307.3	336.8
Income taxes	2.1	30.0
Dividend payable	-	158.6
Accrued expenses and other liabilities	666.0	641.9
Current maturities of debt	18.1	20.5

Total current liabilities	1,198.0	1,462.1

Other Liabilities	820.3	734.5

Shareholders’ Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding - 397.7 shares (396.4 in 2008)	39.8	39.6
Additional paid-in capital	883.6	812.8
Retained earnings	5,190.9	4,389.5
Accumulated other comprehensive gain	326.6	164.8

Total shareholders’ equity	6,440.9	5,406.7

Total liabilities & shareholders’ equity	$8,459.2	$7,603.3

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Net sales	$1,653.3	$1,653.0	$4,888.9	$5,000.0
Cost of sales	538.7	541.7	1,590.5	1,575.4

Gross profit	1,114.6	1,111.3	3,298.4	3,424.6

Research, development and engineering expenses	83.7	92.6	246.7	268.0
Selling, general and administrative expenses	643.9	644.8	1,877.6	1,977.5
Intangibles amortization	8.6	9.8	26.7	30.4
Restructuring charges	67.0	-	67.0	-

Total operating expenses	803.2	747.2	2,218.0	2,275.9

Operating income	311.4	364.1	1,080.4	1,148.7
Other income (expense)	3.0	11.9	20.4	51.4

Earnings before income taxes	314.4	376.0	1,100.8	1,200.1
Income taxes	85.4	102.2	299.4	330.0

Net earnings	$229.0	$273.8	$801.4	$870.1

Net earnings per share:
Basic	$.58	$.67	$2.02	$2.12
Diluted	$.57	$.66	$2.01	$2.09

Weighted-average outstanding shares for the period:
Basic	397.6	409.7	397.2	411.0
Diluted	399.6	415.8	399.1	417.2

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total

Balances at January 1, 2009	$39.6	$812.8	$4,389.5	$164.8	$5,406.7

Net earnings			801.4		801.4
Unrealized gains on securities, net of income taxes				8.2	8.2
Unfunded pension losses, net of income taxes				(1.0)	(1.0)
Foreign currency translation adjustments				154.6	154.6

Comprehensive earnings for the nine months ended September 30, 2009					963.2
Issuance of 1.3 shares of common stock under stock option and benefit plans, including $5.0 excess income tax benefit	0.2	23.8			24.0
Share-based compensation		47.0			47.0

Balances at September 30, 2009	$39.8	$883.6	$5,190.9	$326.6	$6,440.9

See accompanying notes to Condensed Consolidated Financial Statements.

In 2008, the Company declared a cash dividend of forty cents per share to shareholders of record on December 31, 2008, payable on January 30, 2009. No cash dividends have been declared through September 30, 2009.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Operating Activities
Net earnings	$229.0	$273.8	$801.4	$870.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	41.1	39.5	117.9	118.0
Amortization	55.5	58.1	162.6	176.5
Share-based compensation	15.3	16.7	47.0	50.8
Income tax benefit from exercise of stock options	2.0	18.3	9.1	30.8
Excess income tax benefit from exercise of stock options	(0.8)	(14.9)	(5.0)	(23.7)
Restructuring charges	67.0	-	67.0	-

Payments of restructuring charges	(4.7)	-	(14.1)	-
Other	3.3	1.0	9.4	1.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9.4	(9.0)	50.4	(70.9)
Inventories	26.0	(55.1)	(4.9)	(185.4)
Loaner instrumentation	(46.5)	(31.6)	(140.1)	(134.1)
Accounts payable	(11.0)	(0.4)	(73.8)	(5.0)
Accrued expenses and other liabilities	90.6	40.3	-	(31.7)
Income taxes	(27.1)	(20.0)	(39.4)	(52.8)
Other	16.7	8.8	(66.9)	12.3

Net cash provided by operating activities	465.8	325.5	920.6	756.6

Investing Activities
Acquisitions, net of cash acquired	(6.0)	(2.2)	(17.7)	(10.8)
Purchases of marketable securities	(1,019.7)	(2,941.4)	(3,550.1)	(12,624.2)
Proceeds from sales of marketable securities	873.4	3,486.5	3,152.3	13,058.8
Purchases of property, plant and equipment	(28.6)	(37.0)	(89.6)	(109.1)
Proceeds from sales of property, plant and equipment	0.6	0.2	1.5	0.4

Net cash provided by (used in) investing activities	(180.3)	506.1	(503.6)	315.1

Financing Activities
Proceeds from borrowings	3.2	7.0	14.6	17.4
Payments on borrowings	(5.1)	(8.2)	(17.4)	(11.5)
Dividends paid	-	-	(158.6)	(135.6)

Repurchase and retirement of common stock	-	(596.0)	-	(596.0)
Proceeds from exercise of stock options	1.0	6.7	6.0	31.9
Excess income tax benefit from exercise of stock options	0.8	14.9	5.0	23.7
Other	(18.9)	18.1	(28.9)	(10.9)

Net cash used in financing activities	(19.0)	(557.5)	(179.3)	(681.0)
Effect of exchange rate changes on cash and cash equivalents	27.5	(27.7)	21.5	(13.2)

Increase in cash and cash equivalents	$294.0	$246.4	$259.2	$377.5

See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

September 30, 2009

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine-months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recently Adopted Accounting Standards: The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, on September 1, 2009. This Statement establishes the FASB Accounting Standards Codification (FASB Codification) as the source of authoritative U.S. GAAP, together with rules and interpretive releases of the U.S. Securities and Exchange Commission (SEC), under authority of federal securities laws. All existing accounting standards are superseded as described in this statement. All other accounting literature not included in the FASB Codification is nonauthoritative.

The Company adopted the provisions of Business Combinations Topic of the FASB Codification on January 1, 2009. This topic significantly changes the principles and requirements for how an acquisition is recognized and measured in a company’s financial statements including the identifiable assets acquired and the liabilities assumed. This topic also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. There was no impact to the Condensed Consolidated Financial Statements as a result of the adoption of this topic of the FASB Codification.

The Company adopted the provisions of Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies Topic of the FASB Codification, on April 1, 2009. This topic amends the Business Combinations Topic of the FASB Codification by establishing a model to account for certain pre-acquisition contingencies. Under this topic, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, then the acquirer must follow the recognition criteria in the Accounting for Contingencies Topic and the Reasonable Estimation of the Amount of a Loss Topic of the FASB Codification. There was no impact to the Condensed Consolidated Financial Statements as a result of the adoption of this topic of the FASB Codification.

The Company adopted the provisions of Disclosures about Derivative Instruments and Hedging Activities Topic of the FASB Codification, on January 1, 2009. This topic requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company’s use of derivative instruments and their effect on a company’s financial position, financial performance, and cash flows. The enhanced disclosures regarding derivative instruments and hedging activities are included in Note 3 to the Condensed Consolidated Financial Statements.

The Company adopted the provisions of the FASB Codification topics, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly and Recognition and Presentation of Other-Than-Temporary Impairments, on April 1, 2009. These topics provide additional application guidance and enhanced disclosures about fair value measurements and impairments of securities and clarify the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The Recognition and Presentation of Other-Than-Temporary Impairments Topic of the FASB Codification established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings. The required disclosures regarding the fair value of financial instruments are included in Note 2 to the Condensed Consolidated Financial Statements.

The Company adopted the provisions of the Interim Disclosures about Fair Value of Financial Instruments Topic of the FASB Codification on April 1, 2009. This topic expands the fair value disclosures required for all financial instruments within the scope of Disclosures about Fair Value of Financial Instruments Topic of the FASB Codification, to interim periods. The required disclosures regarding the fair value of financial instruments are included in Note 2 to the Condensed Consolidated Financial Statements.

The Company adopted the provisions of the Subsequent Events Topic of the FASB Codification on June 1, 2009. This topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date that the financial statements are issued or are available to be issued. This topic requires disclosure of the date through which an entity has evaluated subsequent events. The required disclosures are included in Note 14 to the Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards: In 2008 the FASB issued the Employers’ Disclosures about Postretirement Benefit Plan Assets Topic of the FASB Codification. This topic amends Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this topic must be provided for fiscal years ending after December 15, 2009. The Company is currently reviewing what effect this new topic will have on its Consolidated Financial Statements.

NOTE 2

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The Company’s estimates of fair value for financial instruments, other than marketable securities, approximate their carrying amounts as of September 30, 2009.

Pursuant to the requirements of Fair Value Measurements Topic of the FASB Codification, the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents:

The Company considers the carrying values of these financial instruments to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization.

Available-for-sale marketable securities:

The Company’s Level 2 available-for-sale marketable securities primarily include U.S. government and agency securities, foreign government debt securities, asset-backed debt securities, commercial paper, corporate debt securities, and certificates of deposit. The Company’s Level 2 available-for-sale marketable securities values are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company’s Level 3 available-for-sale marketable securities include corporate debt securities. The Company’s Level 3 available-for-sale marketable securities valuations are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. Using this approach, estimates for timing and amount of cash flows and expected holding periods of the securities were used and the expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using an estimated market required rate of return.

Trading marketable securities and Auction Rate Securities (ARS) Rights:

The Company’s Level 1 trading marketable securities consist of mutual funds and are valued using a market approach, based on quoted prices for the specific mutual fund from transactions in active exchange markets.

The Company’s Level 3 trading marketable securities include investments in auction-rate securities (ARS), the majority of which are triple A rated (per Standard & Poor’s) and collateralized by student loans guaranteed by the U.S. Department of Education. The interest rates of these ARS investments are reset through an auction process, most commonly at intervals of 7, 28 and 35 days.

Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the ARS investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids. As of September 30, 2009, the Company held $157.4 million, at par value, of ARS investments. In 2008 the Company entered into an ARS Rights agreement (Rights) with UBS Financial Services Inc. (UBS), one of its investment providers, whereby the Company received the right to sell its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. These ARS Rights are nontransferable securities registered with the U.S. SEC. The Company has elected to apply the fair value option to its ARS Rights pursuant to the provisions of the Fair Value Option for Financial Assets and Financial Liabilities Topic of the FASB Codification. As a result of this election, in the nine month period ended September 30, 2009, the Company recorded a loss of $10.7 million in other income (expense) to recognize the change in fair value estimate of its ARS Rights; the loss was offset by a corresponding gain in the fair value estimate of the related trading marketable securities.

As a result of the illiquidity in the market for ARS investments, the Company has estimated the fair value of its ARS and ARS Rights using a Level 3 valuation methodology. The Company’s Level 3 valuations of its ARS and ARS Rights are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. The discounted cash flow analyses included the following assumptions at September 30, 2009: current coupon rates, expected maturity and current discount rates. The current coupon rates are based on forecasted interest rates, specifically the three month U.S. Treasury bill plus the applicable coupon spread, generally 120 basis points. The expected maturity assumption is based on the weighted average remaining term for the underlying student loans financed by the trusts that issued the ARS. Based on available information, the expected maturity reflects a 17 year assumption. The current discount rates reflect a base rate, a credit spread and an illiquidity premium. The base rate corresponds to the 3-month Libor, which is also the base rate that matches the credit spread. The credit spread is consistent with triple A rated investments collateralized by student loans that are guaranteed by the U.S. Government under the Federal Family Education Loan Program. The illiquidity premium estimate is a proxy for additional return required in holding illiquid assets. The Company’s valuation was supported by a broker pricing valuation that incorporates transaction details, such as contractual terms, maturity, timing and anticipated amounts of future cash flows, as well as assumptions about liquidity and credit valuation adjustments by marketplace participants at September 30, 2009. These adjustments are subject to future changes as the underlying market conditions and marketplace sources change.

Foreign currency exchange contracts:

The Company values foreign currency exchange contracts using a market approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. At September 30, 2009, the fair value carrying amount of the Company’s forward currency exchange contracts was $9.5 million.

The following table summarizes the valuation of the Company’s financial instruments by the aforementioned pricing categories as of September 30, 2009 (in millions):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)

Assets:
Cash and cash equivalents	$960.3	$960.3	$-	$-
Available-for-sale marketable securities	1,971.3	-	1,969.1	2.2

Trading marketable securities	176.5	36.5	-	140.0
ARS Rights	17.4	-	-	17.4

	$3,125.5	$996.8	$1,969.1	$159.6

Liabilities:
Deferred compensation arrangements	$36.5	$36.5	$-	$-

The following table presents a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) at January 1, 2009 and September 30, 2009 (in millions):

Balance as of January 1, 2009	$168.9
Transfers into Level 3	-

Settlements	(9.1)

Other	(0.2)

Balance as of September 30, 2009	$159.6

The following is a summary of the Company’s marketable securities (in millions):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value

At September 30, 2009
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$918.9	$6.9	$(0.9)	$924.9

Foreign government debt securities	704.5	3.3	(0.2)	707.6
U.S. agency debt securities	196.8	1.7	-	198.5
Certificates of deposit	80.3	0.2	-	80.5
Other	59.7	0.1	-	59.8

Total available-for-sale marketable securities	$1,960.2	$12.2	$(1.1)	1,971.3

Trading marketable securities:
Municipal debt securities (ARS)				140.0
Mutual funds				36.5

Total trading marketable securities				176.5

Total marketable securities				$2,147.8

Reported as:
Current assets-Marketable securities				$1,969.1
Noncurrent assets-Other				178.7

				$2,147.8

At December 31, 2008
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$918.4	$3.4	$(6.9)	$914.9

Foreign government debt securities	226.5	2.5	(0.1)	228.9
U.S. agency debt securities	146.2	1.1	-	147.3

Certificates of deposit	135.9	0.3	(0.1)	136.1
Other	69.0	0.4	-	69.4

Total available-for-sale marketable securities	$1,496.0	$7.7	$(7.1)	1,496.6

Trading marketable securities:
Municipal debt securities (ARS)				138.8
Mutual funds				26.2

Total trading marketable securities				165.0

Total marketable securities				$1,661.6

Reported as:
Current assets-Marketable securities				$1,494.5
Noncurrent assets-Other				167.1

				$1,661.6

The net carrying value and estimated fair value of available-for-sale marketable securities at September 30, 2009, by contractual maturity, are as follows (in millions):

	Cost	Estimated Fair Value

Due in one year or less	$496.7	$497.2
Due after one year through three years	1,399.3	1,409.2
Due after three years	64.2	64.9

	$1,960.2	$1,971.3

The gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2009 are as follows (in millions):

	Less Than 12 months			12 months or Greater			Total

	Number of Investments	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses

Available-for-sale marketable securities:
Corporate and asset backed debt securities	70	$260.0	$0.9	-	$-	$-	70	$260.0	$0.9
Foreign government debt securities	10	169.9	0.2	-	-	-	10	169.9	0.2

Total	80	$429.9	$1.1	-	$-	$-	80	$429.9	$1.1

The unrealized losses on the Company’s investments in corporate and asset backed debt securities were primarily caused by changes in interest rates and higher spreads driven by the challenging conditions in credit markets. While many of these investments have been downgraded by rating agencies since their initial purchase, less than 1% of the Company’s investments in corporate and asset backed debt securities had a credit quality rating of less than single A (per Standard & Poor’s or Fitch). Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

The unrealized losses on the Company’s investments in foreign government debt securities were caused by interest rate increases. The reasons for the increases in interest rates can be attributed to the market expectations that foreign central banks will not ease their respective monetary policies. Because the decline in market value is attributable to changes in interest rates and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

Pursuant to the Company’s investment policy, all individual marketable security investments must have a minimum credit quality of single A (per Standard & Poor’s or Fitch) or A2 (per Moody’s Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (per Standard & Poor’s or Fitch) or Aa (per Moody’s Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to the Company’s marketable security investment portfolio. As of September 30, 2009, approximately 1% of the Company’s investments in marketable securities had a credit quality rating of less than single A (per Standard & Poor’s or Fitch) and A2 (per Moody’s Corporation). As of September 30, 2009, approximately 1% of the Company’s investments in marketable securities were held in triple A rated (per Standard & Poor’s or Fitch) asset backed debt securities.

The Company’s interest and marketable securities income, which is included in other income (expense), for the nine months and three months ended September 30, 2009, were $38.8 million and $8.7 million, respectively.

NOTE 3

DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The Company follows the provisions of the Accounting for Derivative Instruments and Hedging Activities Topic of the FASB Codification, which requires the Company to recognize all derivatives on the Condensed Consolidated Balance Sheets at fair value.

The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. These currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The duration of the forward currency exchange contracts correspond to the anticipated period the intercompany receivables and payables remain outstanding. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with resulting gains and losses included in other income (expense) in the Condensed Consolidated Statements of Earnings as an offset to the gains and losses recognized on the intercompany receivables and payables. For the nine months and three months ended September 30, 2009, recognized foreign currency transaction losses included in other income (expense) in the Condensed Consolidated Statements of Earnings were $1.0 million and $0.4 million, respectively.

At September 30, 2009, the Company had outstanding forward currency exchange contracts to purchase $614.3 million and sell $513.7 million of various currencies (principally U.S. dollars and euros) with original maturities ranging from 2 to 94 days. The maximum length of time over which the Company is limiting its exposure to the reduction in value of nonfunctional receivables and payables through foreign currency exchange contracts is through December 31, 2009.

At September 30, 2009, the fair value carrying amount of the Company’s forward currency exchange contracts was $9.5 million and was included as a component of prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. The Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of its counterparties.

NOTE 4

COMPREHENSIVE EARNINGS

The Company follows the Reporting Comprehensive Income Topic of the FASB Codification, in accounting for comprehensive earnings and its components. The comprehensive earnings for the nine months ended September 30, 2009 and 2008 were $963.2 million and $868.4 million, respectively, and for the three months ended September 30, 2009 and 2008 were $366.6 million and $100.9 million, respectively.

NOTE 5

ACCOUNTS RECEIVABLE SECURITIZATION

The Company did not extend its accounts receivable securitization facility agreement, which was described in Note 1 to the Consolidated Financial Statements included in the Company’s 2008 Form 10-K, upon its expiration on April 24, 2009. There were no amounts of undivided percentage ownership interests in accounts receivable sold by Stryker Funding Corporation (SFC), a wholly owned special-purpose subsidiary of the Company, under the facility as of December 31, 2008 or at any time thereafter.

NOTE 6

INVENTORIES

Inventories are as follows (in millions):

	September 30 2009	December 31 2008

Finished goods	$748.5	$727.4

Work-in-process	89.9	92.7

Raw materials	144.5	138.2

FIFO cost	982.9	958.3

Less LIFO reserve	(5.6)	(5.6)

	$977.3	$952.7

NOTE 7

ACQUISITIONS

In 2005 the Company acquired, by merger, all of the outstanding stock of PlasmaSol Corp. (PlasmaSol), a private, development-stage company. PlasmaSol, a developer of sterilization equipment technology, was acquired to provide sterilization equipment for use with certain of the Company’s MedSurg Equipment products. The cost of the transaction totaled $17.5 million, including an upfront payment in cash plus the assumption of certain liabilities. The purchase price was allocated to assets acquired, primarily deferred income tax assets associated with acquired net operating losses and purchased in-process research and development based on their estimated fair value at the date of acquisition. During 2009 the Company ceased the development efforts associated with this technology. There was no material impact to the Condensed Consolidated Financial Statements as a result of this decision.

In 2004 the Company acquired all of the outstanding stock of SpineCore, Inc. (SpineCore), a developer of artificial lumbar and cervical discs for an upfront payment of $120.0 million in cash plus certain transaction costs. Terms of the transaction also include potential milestone and royalty payments of up to an additional $240.0 million upon commercialization of SpineCore’s products in the United States. The potential milestone payments are expected to be capitalized at their fair values as intangible assets at the time of payment. Current products under development include the FlexiCore lumbar artificial disc and the CerviCore cervical artificial disc.

The Company believes that the technologies acquired in the SpineCore acquisition will result in the introduction of new products and additional future sales. However, unanticipated issues may arise that could further delay or terminate a product’s development prior to regulatory approval or commercialization, which could have an unfavorable impact on the Company’s operating results. The Company expects initial U.S. commercialization of the FlexiCore lumbar artificial disc and the CerviCore cervical artificial disc following receipt of all required regulatory approvals.

NOTE 8

RESTRUCTURING CHARGES

In the third quarter of 2009, the Company initiated a number of restructuring projects focused on shifting resources to those areas where the Company has the greatest opportunities for growth and streamlining operations to drive operating leverage.

In the third quarter of 2009, the Company recorded restructuring charges consisting of the following items (in millions):

Total Restructuring Charges
Agent conversion charges	$30.3

Asset impairment charges	18.3

Severance and related costs	12.9

Contractual obligations and other charges	5.5

Total	$67.0

The $30.3 million agent conversion charges represents costs associated with the termination of certain third-party agent agreements at the Company’s Europe, Middle East, Africa (EMEA) Division. This initiative is intended to provide the Company greater control over its distribution channels as well as improve customer focus and selling efficiency. The $18.3 million asset impairment charges are associated with the Company’s decision to discontinue selling certain products within its Orthopaedic Implants and MedSurg Equipment business segments; and relates primarily to identifiable intangible assets. The discontinued product lines are not expected to have a material impact on the Company’s future operating results. The $12.9 million severance and related costs charge represents workforce reduction employment-related severance costs for approximately 120 employees resulting from the Company’s decision to simplify the organization structure at its Biotech, EMEA, Japan and Canada divisions. The $5.5 million contractual obligations and other charges represents costs associated with the termination of various supplier contracts as well as other incidental costs related to the discontinued product lines.

The following table provides a rollforward of the remaining liabilities, included within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets, related to the restructuring charges recorded by the Company in the third quarter of 2009 and fourth quarter of 2008 (in millions):

	Agent Conversions	Severance and related costs	Contractual Obligations and Other Charges

Balances at January 1, 2009	$0.0	$8.7	$1.8

Charges	30.3	12.9	5.5

Payments	-	(11.8)	(2.3)

Foreign currency translation effects	0.1	-	-

Balances at September 30, 2009	$30.4	$9.8	$5.0

The restructuring initiatives recorded in the third quarter of 2009 are substantially complete. The Company expects final severance payments related to the restructuring charges to be made in 2009.

NOTE 9

NET EARNINGS PER SHARE

The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant. Options to purchase 22.2 million and 3.2 million shares of common stock during the nine months ended September 30, 2009 and 2008, respectively, and options to purchase 20.0 million and 3.2 million shares of common stock during the three months ended September 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.

NOTE 10

RETIREMENT PLANS

Certain of the Company’s subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees. The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Service cost	$4.0	$4.2	$12.1	$12.8
Interest cost	2.4	3.1	7.7	9.5

Expected return on plan assets	(1.6)	(2.8)	(5.6)	(8.5)
Amortization of prior service cost and transition amount	0.3	0.1	0.8	0.2
Recognized actuarial loss	0.1	-	0.4	0.1

Net periodic benefit cost	$5.2	$4.6	$15.4	$14.1

The Company previously disclosed in its 2008 Form 10-K that it anticipated contributing approximately $21.5 million to its defined benefit plans in 2009 to meet minimum funding requirements. As of September 30, 2009, $15.2 million of contributions have been made.

NOTE 11

INCOME TAXES

The Company operates in multiple income tax jurisdictions both inside and outside the United States. Income tax authorities in these jurisdictions regularly perform audits of the Company’s income tax filings. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations. Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing and product royalty arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates. In 2009 the Company experienced settlements related to certain income tax audits both inside and outside the United States.

In April 2009, the U.S. Internal Revenue Service (IRS) proposed adjustments to the Company’s previously filed 2003, 2004 and 2005 income tax returns related to income tax positions the Company has taken for its cost sharing arrangements with two wholly owned entities operating in Ireland. The Company believes it followed the applicable tax law and Treasury regulations and will vigorously defend these income tax positions. If the IRS were ultimately to prevail with respect to its proposed adjustments, such adjustments could have a material unfavorable impact on the Company’s income tax expense and net earnings in future periods.

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

The Company’s reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 of the Company’s 2008 Form 10-K. The Company measures the financial results of its reportable segments using an internal performance measure that excludes the restructuring charges recorded in the third quarter of 2009.

Sales and net earnings by business segment follow (in millions):

	Orthopaedic Implants	MedSurg Equipment	Other	Total

Three Months Ended September 30, 2009:
Net sales	$1,016.7	$636.6	$-	$1,653.3

Segment net earnings (loss)	197.2	105.6	(25.4)	277.4
Less restructuring charges, net of income tax benefits				48.4

Net earnings				229.0

Three Months Ended September 30, 2008:
Net sales	$963.3	$689.7	$-	$1,653.0

Segment net earnings (loss)	172.4	119.9	(18.5)	273.8

	Orthopaedic Implants	MedSurg Equipment	Other	Total

Nine Months Ended September 30, 2009:
Net sales	$3,004.1	$1,884.8	$-	$4,888.9

Segment net earnings (loss)	577.7	337.3	(65.2)	849.8
Less restructuring charges, net of income tax benefits				48.4

Net earnings				801.4

Nine Months Ended September 30, 2008:
Net sales	$2,950.6	$2,049.4	$-	$5,000.0

Segment net earnings (loss)	559.8	352.7	(42.4)	870.1

NOTE 13

CONTINGENCIES

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters. The potential future outcomes of these matters are outside of management’s complete control and will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. In legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.

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

In October 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain current and former employees of Stryker Biotech with wire fraud, conspiracy to defraud the U.S. Food and Drug Administration (FDA), distribution of a misbranded device and false statements to the FDA. The Company still hopes to be able to reach a fair and just resolution of this matter. Conviction of these charges could result in significant monetary fines, beyond those currently recorded by management, and Stryker Biotech’s exclusion from participating in federal and state health care programs, which could have a material affect on Stryker Biotech’s business, however, the ultimate resolution of these matters is not reasonably estimatable at this time. The Company understands that certain former Stryker Biotech employees have pled guilty to charges in connection with this matter.

In 2009 the Company received a warning letter from the U.S. FDA related to compliance issues for one of its craniomaxillofacial (CMF) implant products that was previously sold through its CMF distribution facility in Portage, Michigan. In 2008 the Company received a warning letter from the FDA related to quality systems and compliance issues at its OP-1 implant manufacturing facility in Hopkinton, Massachusetts. In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey. In October 2009, the FDA informed the Company that the warning letter related to its OP-1 implant manufacturing facility had been resolved following a productive reinspection earlier in 2009. The Company takes these matters very seriously and continues to fully cooperate with the FDA to address their observations at the other facilities.

In 2007 the Company announced that it reached a resolution with the U.S. Attorney’s office for the District of New Jersey in connection with a previously announced investigation relating to “any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation.” The resolution was in the form of a non-prosecution agreement for an 18-month period that ended on March 27, 2009. During the term of the agreement, the Company’s Orthopaedics subsidiary was subject to oversight by a federal monitor, as appointed by the U.S. Attorney, regarding compliance with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons. Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker’s orthopedic medical devices in procedures paid for in whole or in part by Medicare. The Company produced numerous documents and other materials to HHS in response to the subpoena and had been working with HHS to attempt to narrow the scope of the requested production. In 2008 the U.S. Department of Justice and HHS sought judicial enforcement of the subpoena and a court agreed to enforce it in January 2009. At the same time, the U.S. District Court for the District of New Jersey dismissed the Company’s complaint, which had asked the court to quash the subpoena and sought other appropriate relief on the grounds that the subpoena was overbroad and oppressive.

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

NOTE 14

SUBSEQUENT EVENTS

On October 30, 2009 the Company announced that its Board of Directors modified its dividend policy to adopt a quarterly payment schedule in lieu of an annual dividend. In conjunction with this modification, the Company’s Board of Directors declared a cash transition dividend of $0.10 per share, payable December 16, 2009 to shareholders of record at the close of business on November 18, 2009. The transition dividend will increase the total dividend paid in 2009 to $0.50 per share, up 52% from the $0.33 per share paid in 2008.

Pursuant to the Subsequent Events Topic of the FASB Codification, the Company evaluated subsequent events after September 30, 2009 through November 9, 2009, representing the date that these Condensed Consolidated Financial Statements are to be filed with the U.S. SEC. The Company concluded that no material transactions occurred subsequent to September 30, 2009 that provided additional evidence about conditions that existed at September 30, 2009 or after that requires adjustment to the Unaudited Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this discussion, references are made to the following financial measures: “constant currency,” “adjusted net earnings,” “adjusted basic net earnings per share” and “adjusted diluted net earnings per share.” These financial measures are an alternative representation of Stryker Corporation’s (the Company or Stryker) past and potential future operational performance and do not replace the presentation of the Company’s reported financial results under U.S. generally accepted accounting principles (GAAP). The Company has provided these supplemental non-GAAP financial measures because they provide meaningful information regarding the Company’s results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures for reviewing the operating results of its business segments, for analyzing potential future business trends in connection with its budget process and bases certain annual bonus plans on these non-GAAP financial measures. In order to measure the Company’s sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales. Constant currency results are calculated by translating current year results at prior year average foreign currency exchange rates. In order to measure earnings performance on a consistent and comparable basis, the Company excludes the restructuring charges recorded in 2009 and 2008, each of which affects the comparability of operating results and the trend of earnings. Additional details regarding the nature, determination and financial statement impact of these items are included in Results of Operations. In addition, the Company believes investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results. The Company encourages investors and other users of these financial statements to review its Condensed Consolidated Financial Statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

Executive Level Overview

Stryker is one of the world’s leading medical technology companies with the most broadly based range of products in orthopaedics and a significant presence in other medical specialties. Stryker works with respected medical professionals to help people lead more active and more satisfying lives. The Company’s products include implants used in joint replacement, trauma, craniomaxillofacial and spinal surgeries; biologics; surgical, neurologic, ear, nose & throat and interventional pain equipment; endoscopic, surgical navigation, communications and digital imaging systems; as well as patient handling and emergency medical equipment.

Domestic sales accounted for 65% and 63% of total revenues in the first nine months of 2009 and 2008, respectively, and 65% in both the third quarter of 2009 and 2008, respectively. Most of the Company’s products are marketed directly to doctors, hospitals and other health-care facilities. Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 35% and 37% of total revenues in the first nine months of 2009 and 2008, respectively, and 35% in both the third quarter of 2009 and 2008, respectively. The Company’s products are sold in more than 100 countries through Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

The Company’s business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

In the third quarter of 2009, the Company recorded restructuring charges of $67.0 million related to decisions to terminate certain third-party agreements at the Company’s EMEA Division, to simplify the organization structure at its Biotech, EMEA, Japan and Canada divisions and to discontinue selling certain products within its Orthopaedic Implants and MedSurg business segments. Additional details, including the financial statement impact resulting from these restructurings are included in Results of Operations.

In October 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain current and former employees of Stryker Biotech with wire fraud, conspiracy to defraud the U.S. Food and Drug Administration (FDA), distribution of a misbranded device and false statements to the FDA. The Company still hopes to be able to reach a fair and just resolution of this matter. Conviction of these charges could result in significant monetary fines, beyond those currently recorded by management, and Stryker Biotech’s exclusion from participating in federal and state health care programs, which could have a material affect on Stryker Biotech’s business, however, the ultimate resolution of these matters is not reasonably estimatable at this time. The Company understands that certain former Stryker Biotech employees have pled guilty to charges in connection with this matter. In 2009 the FDA Orthopaedic and Rehabilitation Devices Advisory Panel voted not to recommend that the Company receive marketing approval for its OP-1 Putty. The Company is reviewing its strategic alternatives for OP-1 which could be impacted by the ultimate resolution of the indictment.

Outlook

The Company projects that adjusted diluted net earnings per share for 2009 will be in the range of $2.90 to $3.00, an increase of 2% to 6% over adjusted diluted net earnings per share of $2.83 in 2008. The financial forecast for 2009 anticipates a constant currency net sales increase in the range of 1.0% to 2.0%. If currency exchange rates hold near September 30, 2009 levels, the Company anticipates a favorable impact on net sales of approximately 3.2% to 4.2% in the fourth quarter of 2009 and an unfavorable impact on net sales of approximately 1.6% to 2.0% for the full year of 2009.

The reconciliation of projected reported diluted net earnings per share to adjusted diluted net earnings per share before the restructuring charge for 2009 is as follows:

	Range

Projected results:
Reported diluted net earnings per share	$2.78	to	$2.88
Restructuring charges	$0.12		$0.12
Adjusted diluted net earnings per share	$2.90	to	$3.00

Weighted-average diluted shares outstanding (in millions)	399.3		399.3

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

Results of Operations

The tables below outline the components of net earnings from the Condensed Consolidated Statements of Earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

	Percentage of Net Sales Nine Months Ended September 30		Percentage Change 2009/2008
	2009	2008

Net sales	100.0	100.0	(2)
Cost of sales	32.5	31.5	1

Gross profit	67.5	68.5	(4)
Research, development and engineering expenses	5.0	5.4	(8)
Selling, general and administrative expenses	38.4	39.6	(5)
Intangibles amortization	0.5	0.6	(12)
Restructuring charges	1.4	-	-

Operating income	22.1	23.0	(6)
Other income (expense)	0.4	1.0	(60)

Earnings before income taxes	22.5	24.0	(8)
Income taxes	6.1	6.6	(9)

Net earnings	16.4	17.4	(8)

	Percentage of Net Sales Three Months Ended September 30		Percentage Change 2009/2008
	2009	2008

Net sales	100.0	100.0	0

Cost of sales	32.6	32.8	(1)

Gross profit	67.4	67.2	0
Research, development and engineering expenses	5.1	5.6	(10)
Selling, general and administrative expenses	38.9	39.0	0
Intangibles amortization	0.5	0.6	(12)
Restructuring charges	4.1	-	-

Operating income	18.8	22.0	(14)
Other income (expense)	0.2	0.7	(75)

Earnings before income taxes	19.0	22.7	(16)
Income taxes	5.2	6.2	(16)

Net earnings	13.9	16.6	(16)

The tables below set forth domestic/international and product line sales information (in millions):

			Percentage Change

	Nine Months Ended September 30		2009/2008

				Constant Currency
	2009	2008	Reported

Domestic/international sales:

Domestic	$3,158.8	$3,153.5	0	0
International	1,730.1	1,846.5	(6)	4

Total net sales	$4,888.9	$5,000.0	(2)	1

Product line sales:
Orthopaedic Implants	$3,004.1	$2,950.6	2	6
MedSurg Equipment	1,884.8	2,049.4	(8)	(5)

Total net sales	$4,888.9	$5,000.0	(2)	1

			Percentage Change

	Three Months Ended September 30		2009/2008

				Constant Currency
	2009	2008	Reported

Domestic/international sales:

Domestic	$1,069.6	$1,067.8	0	0
International	583.7	585.2	0	3

Total net sales	$1,653.3	$1,653.0	0	1

Product line sales:
Orthopaedic Implants	$1,016.7	$963.3	6	7
MedSurg Equipment	636.6	689.7	(8)	(7)

Total net sales	$1,653.3	$1,653.0	0	1

The tables below set forth additional geographical sales information for significant products within the Company’s Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis:

	Nine Months Ended September 30 2009/2008

	Percentage Change

	Domestic	International		Total
	Reported	Reported	Constant Currency	Reported	Constant Currency

Orthopaedic Implants sales:
Hips	6	(6)	5	0	6
Knees	10	(10)	1	2	6
Trauma	9	(2)	4	2	6
Spine	13	4	12	10	13
Craniomaxillofacial	12	(9)	1	5	8
Total Orthopaedic Implants	8	(6)	4	2	6

MedSurg Equipment sales:
Surgical equipment and surgical navigation systems	3	(8)	2	0	3
Endoscopic, communications and digital imaging systems	(8)	1	13	(6)	(3)
Patient handling and emergency medical equipment	(27)	(24)	(14)	(26)	(24)
Total MedSurg Equipment	(8)	(8)	3	(8)	(5)

	Three Months Ended September 30 2009/2008

	Percentage Change

	Domestic	International		Total
	Reported	Reported	Constant Currency	Reported	Constant Currency

Orthopaedic Implants sales:
Hips	7	1	5	4	6
Knees	10	(3)	1	5	7
Trauma	6	5	6	5	6
Spine	13	14	16	14	14
Craniomaxillofacial	12	9	12	11	12
Total Orthopaedic Implants	8	2	5	6	7

MedSurg Equipment sales:
Surgical equipment and surgical navigation systems	3	1	5	2	3
Endoscopic, communications and digital imaging systems	(10)	11	16	(5)	(4)
Patient handling and emergency medical equipment	(23)	(45)	(43)	(28)	(27)
Total MedSurg Equipment	(8)	(6)	(2)	(8)	(7)

The Company’s net sales decreased 2% in the first nine months of 2009 to $4,888.9 million from $5,000.0 million in 2008. For the third quarter of 2009 net sales were $1,653.3 million, representing an increase of less than 1% from net sales of $1,653.0 million in the third quarter of 2008. Net sales in the first nine months of 2009 grew by 2% as a result of increased unit volume and changes in product mix and decreased by 4% due to the unfavorable impact from changes in foreign currency exchange rates had on net sales. Net sales in the third quarter grew by 2% as a result of increased unit volume and changes in product mix and decreased by 1% due to the unfavorable impact from changes in foreign currency exchange rates. The continued weaker demand for certain MedSurg Equipment products as a result of the ongoing economic slowdown continues to unfavorably impact net sales.

The Company’s domestic sales were $3,158.8 million for the first nine months of 2009, representing an increase of less than 1%, as a result of an 8% increase in shipments of Orthopaedic Implants partially offset by an 8% decrease in shipments of MedSurg Equipment. Domestic sales were $1,069.6 million for the third quarter of 2009, representing an increase of less than 1%, as a result of an 8% increase in shipments of Orthopaedic Implants was offset by an 8% decrease in shipments of MedSurg Equipment. International sales were $1,730.1 million for the first nine months of 2009, representing a decrease of 6%. The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $183.5 million in the first nine months of 2009. On a constant currency basis, international sales increased 4% in the first nine months of 2009 as a result of a 4% increase in shipments of Orthopaedic Implants and a 3% increase in shipments of MedSurg Equipment. International sales were $583.7 million for the third quarter of 2009, representing a decrease of less than 1%. The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $19.7 million in the third quarter of 2009. On a constant currency basis, international sales increased 3% in the third quarter of 2009 as a result of a 5% increase in shipments of Orthopaedic Implants partially offset by a 2% decrease in shipments of MedSurg Equipment.

Worldwide sales of Orthopaedic Implants were $3,004.1 million for the first nine months of 2009 and $1,016.7 million for the third quarter of 2009. On a constant currency basis, sales of Orthopaedic Implants increased 6% and 7% for the first nine months and third quarter of 2009, respectively, as a result of higher shipments of reconstructive, trauma, spinal and craniomaxillofacial implant systems.

Hip Implant Systems: Sales of hip implant systems were flat in the first nine months of 2009 and increased 4% for the third quarter of 2009 (increased 6% in both periods on a constant currency basis). In the United States, sales growth was driven by Trident hip products, X3 Polyethylene hip products, Accolade cementless hip products and Restoration Modular Hip System revision hip products. Sales growth in several hip systems, including X3 Polyethylene and Accolade cementless hip products in Europe, Canada, Latin America and the Pacific region and Trident in Japan, also led to the Company’s constant currency sales growth for the first nine months and third quarter of 2009.

Knee Implant Systems: Sales of knee implant systems increased 2% in the first nine months of 2009 and 5% in the third quarter of 2009 (6% and 7%, respectively, on a constant currency basis) due to strong sales growth in the Triathlon knee system in the United States, Europe, Canada, Japan and the Pacific region. Sales growth in Global Modular Replacement System (GMRS) knee products in the United States, Europe and Canada as well as sales growth of Scorpio knee systems in the Latin America and the Pacific regions led to the Company’s constant currency sales growth.

Trauma Implant Systems: Sales of trauma implant systems increased 2% in the first nine months of 2009 and 5% in the third quarter (increased 6% in both periods on a constant currency basis) as a result of sales growth in the Gamma 3 Hip Fracture System, VariAx Distal Radius System and the SPS Calcaneal Foot Plating System in the United States, Europe and Canada as well as sales growth in the Company’s T2 Nailing System in the United States and Europe.

Spinal Implant Systems: Sales of spinal implant systems increased 10% in the first nine months of 2009 and 14% in the third quarter of 2009 (13% and 14%, respectively, on a constant currency basis) primarily due to strong sales growth of thoracolumbar implant systems in the United States, Europe, Canada, Latin America and Pacific region as well as solid sales growth in interbody devices products in the United States, Europe, Japan and the Pacific region.

Craniomaxillofacial Implant Systems: Sales of craniomaxillofacial (CMF) implant systems increased 5% in the first nine months of 2009 and 11% in the third quarter of 2009 (8% and 12%, respectively, on a constant currency basis) primarily due to strong sales growth of products for neurological indications in the United States, Japan, Canada and the Pacific region. Sales growth of the HydroSet injectable bone substitute products in the United States, Europe and the Pacific region also contributed to the Company’s constant currency sales growth.

Worldwide sales of MedSurg Equipment were $1,884.8 million for the first nine months of 2009 and $636.6 million for the third quarter of 2009. On a constant currency basis, sales of MedSurg Equipment decreased 5% and 7% for the first nine months of 2009 and third quarter of 2009, respectively as higher shipments of surgical equipment and surgical navigation systems were offset by lower shipments of endoscopic, communication and digital imaging systems; and patient handling and emergency medical equipment.

Surgical Equipment and Surgical Navigation Systems: Sales of surgical equipment and surgical navigation systems decreased less than 1% in the first nine months of 2009 and increased 2% in the third quarter (increased 3% in both periods on a constant currency basis). Sales growth of interventional pain products in the United States, Japan and the Pacific region; powered surgical products in Europe, Japan, and Latin America region and operating room equipment products in the United States, Europe, Japan, Canada and the Latin America region led to the Company’s constant currency sales growth in the first nine months of 2009. Sales growth of interventional pain products in the United States, Europe, Japan and the Pacific region; powered surgical products in the United States and Latin America region and operating room equipment products in the United States, Europe, Japan, Canada; and the Latin America and Pacific regions led to the Company’s constant currency sales growth in the third quarter of 2009.

Endoscopic, Communications and Digital Imaging Systems: Sales of endoscopic, communications and digital imaging systems decreased 6% in the first nine months of 2009 and 5% in the third quarter of 2009 (decreased 3% and 4%, respectively, on a constant currency basis) due to lower sales of medical video imaging equipment products and image portal products in the United States partially offset by worldwide sales growth in general surgery products as well as sales growth in communications products in the Canada, Japan and the Latin America and Pacific regions and medical video imaging equipment in Europe, Latin America and the Pacific regions.

Patient Handling and Emergency Medical Equipment: Sales of patient handling and emergency medical equipment decreased 26% in the first nine months of 2009 and 28% in the third quarter (decreased 24% and 27%, respectively, on a constant currency basis) due to lower sales of hospital bed products in the United States, Canada, Japan and the Pacific and Latin America regions and stretchers in the United States, Europe, Canada and the Pacific and Latin America regions, partially offset by sales growth in hospital bed products in Europe.

Cost of sales in the first nine months of 2009 represented 32.5% of sales compared to 31.5% in the same period of 2008. In the third quarter of 2009, the cost of sales percentage decreased to 32.6% from 32.8% in the third quarter of 2008. The increase in the cost of sales percentage in the first nine months of 2009 is primarily due to increased compliance initiative costs, higher excess and obsolete inventory costs associated with the Orthopaedic Implants businesses as well as higher unabsorbed costs due to lower production levels.

Research, development and engineering expenses represented 5.0% of sales in the first nine months of 2009 compared to 5.4% in the same period of 2008 and decreased 8% to $246.7 million. These costs decreased 10% in the third quarter of 2009 and represented 5.1% of sales compared to 5.6% in the third quarter of 2008. The spending level in the first nine months and third quarter of 2009 decreased due to tight control on discretionary spending as well as the Company’s continued focus of research and development resources on compliance initiatives.

Selling, general and administrative expenses decreased 5% in the first nine months of 2009 and represented 38.4% of sales compared to 39.6% in the same period of 2008. In the third quarter of 2009, these expenses decreased by less than 1% and represented 38.9% of sales compared to 39.0% in the third quarter of 2008. The decrease in selling, general and administrative expenses as a percent of sales in the first nine months of 2009 is primarily due to tight control on discretionary spending that more than offset increased legal settlement costs, net of insurance recoveries, recorded for certain product liability claims.

In the third quarter of 2009, the Company recorded $67.0 million ($48.4 million net of income taxes) in restructuring charges related to decisions to terminate certain third-party agent agreements at the Company’s EMEA Division, to simplify the organization structure at its Biotech, EMEA, Japan and Canada divisions and to discontinue selling certain products within its Orthopaedic Implants and MedSurg Equipment segments.

Interest and marketable securities income, which is included in other income (expense), decreased to $38.8 million in the first nine months of 2009 from $77.8 million in 2008 and decreased to $8.7 million in the third quarter of 2009 from $23.5 million in 2008 as a result of lower average yields on the Company’s investments.

The Company’s effective income tax rate on earnings for both the first nine months and third quarter of 2009 was 27.2%, as compared to effective income tax rates for the year ended December 31, 2008 and the first nine months and third quarter of 2008 of 27.4%, 27.5% and 27.2%, respectively. The effective income tax rates for the first nine months and third quarter of 2009 reflect the impact of the restructuring charges of $48.4 million (net of $18.6 million income tax benefits). In addition to this factor the Company’s reported effective income tax rates are lower than the U.S. statutory income tax rate primarily as a result of manufacturing in lower income tax international jurisdictions.

Net earnings for the first nine months of 2009 were $801.4 million, a decrease of 8% compared to net earnings of $870.1 million for the first nine months of 2008. Basic net earnings per share decreased 5% in the first nine months of 2009 to $2.02 from $2.12 in 2008, and diluted net earnings per share decreased 4% in the first nine months of 2009 to $2.01 from $2.09 in 2008. Net earnings for the third quarter of 2009 were $229.0 million, representing a 16% decrease compared to net earnings of $273.8 million for the third quarter of 2008. Basic net earnings per share decreased 13% in the third quarter of 2009 to $0.58 from $0.67 in 2008, and diluted net earnings per share decreased 14% in the third quarter of 2009 to $0.57 from $0.66 in 2008.

Excluding the impact of the 2009 restructuring charges, adjusted net earnings for the first nine months of 2009 were $849.8 million, a decrease of 2% compared to net earnings of $870.1 million for the first nine months of 2008. Adjusted basic net earnings per share increased 1% in the first nine months of 2009 to $2.14 from $2.12 in 2008, and adjusted diluted net earnings per share increased 2% in the first nine months of 2009 to $2.13 from $2.09 in 2008. Adjusted net earnings for the third quarter of 2009 were $277.4 million, an increase of 1% compared to net earnings of $273.8 million for the third quarter of 2008. Adjusted basic net earnings per share increased 5% in the third quarter of 2009 to $0.70 from $0.67 in 2008, and adjusted diluted net earnings per share increased 5% in the third quarter of 2009 to $0.69 from $0.66 in 2008.

The reconciliations of these non-GAAP financial measures are as follows (in millions except per share amounts):

	Three Months Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2009	2008	Change	2009	2008	Change
Reported net earnings	$229.0	$273.8	(16)	$801.4	$870.1	(8)
Restructuring charges	48.4	-	-	48.4	-	-

Adjusted net earnings	$277.4	$273.8	1	$849.8	$870.1	(2)

Basic net earnings per share of common stock:
Reported basic net earnings per share	$0.58	$0.67	(13)	$2.02	$2.12	(5)
Restructuring charges	$0.12	-	-	$0.12	-	-
Adjusted basic net earnings per share	$0.70	$0.67	5	$2.14	$2.12	1

Weighted-average basic shares outstanding	397.6	409.7		397.2	411.0

Diluted net earnings per share of common stock:
Reported diluted net earnings per share	$0.57	$0.66	(14)	$2.01	$2.09	(4)
Restructuring charges	$0.12	-	-	$0.12	-	-
Adjusted diluted net earnings per share	$0.69	$0.66	5	$2.13	$2.09	2

Weighted-average diluted shares outstanding	399.6	415.8		399.1	417.2

The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measure are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2009, increased $1,046.6 million to $4,563.8 million from working capital of $3,517.2 million at December 31, 2008. The increase in working capital resulted from cash earnings partially offset by dividend payments as well as payments of certain current liabilities and accrued expenses. Accounts receivable days sales outstanding increased by two days to 61 days at September 30, 2009 from 59 days at December 31, 2008 and days sales in inventory increased 9 days to 164 days at September 30, 2009 from 155 days at December 31, 2008. Days sales outstanding increased one day and days sales in inventory was flat compared to the September 30, 2008 levels. The days sales outstanding at September 30, 2009 is consistent with historical levels.

The Company generated cash of $920.6 million from operations in the first nine months of 2009 compared to $756.6 million in 2008. In the third quarter, the Company generated cash from operations of $465.8 million compared to $325.5 million in 2008. The increase in cash provided by operating activities in the first nine months of 2009 compared to 2008 is primarily due to the reduction in accounts receivable and slower growth in certain current assets, including inventories. The increase in cash provided by operating activities in the third quarter of 2009 compared to 2008 is primarily due to reduction in accounts receivable, inventories and increases in accrued expenses and other liabilities.

In the first nine months of 2009, the Company used cash of $158.6 million for the payment of dividends and $89.6 million for capital expenditures. The Company also purchases and sells marketable securities, which are classified as available-for-sale investments in accordance with the provisions of the Accounting for Certain Investments in Debt and Equity Securities Topic of the FASB Codification.

The Company had $960.3 million in cash and cash equivalents and $1,969.1 million in current marketable securities at September 30, 2009. The Company had outstanding borrowings totaling $18.1 million at September 30, 2009. The Company believes its cash on hand and current marketable securities, as well as anticipated future cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings and loaner instrumentation for surgical implants in support of new product launches. Should additional funds be required, at September 30, 2009 the Company had $1,048.0 million of additional borrowing capacity available under all of its existing credit facilities, including the Company’s $1,000.0 million 5-year nonamortizing, revolving Unsecured Credit Facility that expires in November 2010.

Other Matters

The Company has certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currencies. For the first nine months of 2009, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets, and the related deferred gain in shareholders’ equity, by $154.6 million. In the third quarter of 2009, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets, and the related deferred gain in shareholders’ equity, by $134.9 million.

The Company operates in multiple income tax jurisdictions both inside and outside the United States. Income tax authorities in these jurisdictions regularly perform audits of the Company’s income tax filings. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations. Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing and product royalty arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates. In 2009 the Company experienced settlements related to certain income tax audits both inside and outside the United States.

In 2009 the U.S. Internal Revenue Service (IRS) proposed adjustments to the Company’s previously filed 2003, 2004 and 2005 income tax returns related to income tax positions the Company has taken for its cost sharing arrangements with two wholly owned entities operating in Ireland. The Company believes it followed the applicable tax law and Treasury regulations and will vigorously defend these income tax positions. If the IRS were ultimately to prevail with respect to its proposed adjustments, such adjustments could have a material unfavorable impact on the Company’s income tax expense and net earnings in future periods.

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

In 2009 the Company received a warning letter from the FDA related to compliance issues for one of its CMF implant products that was previously sold through its CMF distribution facility in Portage, Michigan. In 2008 the Company received a warning letter from the FDA related to quality systems and compliance issues at its OP-1 implant manufacturing facility in Hopkinton, Massachusetts. In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey. In October 2009, the FDA informed the Company that the warning letter related to its OP-1 implant manufacturing facility had been resolved following a productive reinspection earlier in 2009. The Company takes these matters very seriously and continues to fully cooperate with the FDA to address their observations at the other facilities.

In 2007 the Company announced that it reached a resolution with the U.S. Attorney’s office for the District of New Jersey in connection with a previously announced investigation relating to “any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation.” The resolution was in the form of a non-prosecution agreement for an 18-month period that ended on March 27, 2009. During the term of the agreement, the Company’s Orthopaedics subsidiary was subject to oversight by a federal monitor, as appointed by the U.S. Attorney, regarding compliance with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons. Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker’s orthopedic medical devices in procedures paid for in whole or in part by Medicare. The Company produced numerous documents and other materials to HHS in response to the subpoena and had been working with HHS to attempt to narrow the scope of the requested production. In 2008 the U.S. Department of Justice and HHS sought judicial enforcement of the subpoena and a court agreed to enforce it in January 2009. At the same time, the U.S. District Court for the District of New Jersey dismissed the Company’s complaint which had asked the court to quash the subpoena and sought other appropriate relief on the grounds that the subpoena was overbroad and oppressive.

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

Forward-Looking Statements

This report contains information that includes or is based on forward-looking statements within the meaning of the federal securities law that are subject to various risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied in such statements. Such factors include, but are not limited to: further weakening of economic conditions that could adversely affect the level of demand for the Company’s products; pricing pressures generally, including cost-containment measures that could adversely affect the price of or demand for the Company’s products; changes in foreign exchange markets; legislative and regulatory actions; unanticipated issues arising in connection with clinical studies and otherwise that affect U.S. Food and Drug Administration approval of new products; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; unfavorable resolution of tax audits; changes in financial markets; and changes in the competitive environment.

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

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting – There was no change to the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other Matters – The Company is in the process of implementing new Enterprise Resource Planning (ERP) systems at certain of its divisions. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting. The Company’s European, Middle East, Africa division continues to transition to its new ERP system. In connection with this ERP system implementation, the Company will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. The Company does not believe that this ERP system implementation will have an adverse effect on the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

(a)	Exhibits

31(i)	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)

31(ii)	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

32(i)*	Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

32(ii)*	Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

November 9, 2009	/S/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2009	/S/ CURT R. HARTMAN
Date	Curt R. Hartman, Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications

(i)	Certification of Principal Executive Officer of Stryker Corporation

(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications

(i)*	Certification by Chief Executive Officer of Stryker Corporation

(ii)*	Certification by Chief Financial Officer of Stryker Corporation

Exhibit 101 -	XBRL (Extensible Business Reporting Language) Documents

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q