Form 10-K
period 2009-12-31
STRYKER CORP
filed 2010-02-26
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-09165

STRYKER CORPORATION

(Exact name of registrant as specified in its charter)

Michigan	38-1239739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2825 Airview Boulevard, Kalamazoo, Michigan	49002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (269) 385-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES  ☒            NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

YES  ☐            NO  ☒

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

YES  ☒            NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐            NO  ☒

Based on the closing sales price of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $13,503,370,084.

The number of shares outstanding of the registrant’s Common Stock, $.10 par value, was 398,051,370 at January 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2010 Annual Meeting of Shareholders (the “2010 proxy statement”) are incorporated by reference into Part III.

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

REGISTERED TRADEMARKS AND TRADEMARKS

Stryker Corporation or its divisions or other corporate affiliated entities own, use or have applied for the following trademarks in this Report: 3-Chip, ABG, Accolade, Ascent Healthcare Solutions, Asnis, AxSOS, AVS, BackSmart, Big Wheel, CentPillar, CerviCore, Chaperone, Colorado, Cormet, Dall-Miles, Dynatron, Exeter, FlexiCore, Formula, Flyte, Gamma, Gamma3, GMRS, Hoffmann, Howmedica, HydroSet, IDEAL EYES, InterPulse, InTouch, iSuite, LFIT, Maestro, Mantis, Monotube, Neptune, NRG, OASYS, Omnifit, OP-1, PainPump, PneumoSure, Power-PRO, PureFix, Radius, Reflex, Rejuvenate, RemB, Restoration, ReUnion, Revolution, S3, Scorpio, Secur-Fit, Sightline, Simplex, SmartLock, Solar, SpineCore, Stair-PRO, Steri-shield, Stryker, Stryker Orthopaedics, Stryker Precision, Sumex, System 6, SwitchPoint Infinity, T2, TenXor, THOR, TMZF, Triathlon, Trident, Tritanium, UHR, VariAx, VLIFT, X3, Xia and Zoom. All other trademarks or service marks are trademarks or service marks of their respective owners or holders.

Not all products referenced in this report are approved or cleared for sale, distribution or use in the United States.

PART I

ITEM 1.	BUSINESS.

GENERAL

Stryker Corporation (the Company or Stryker) is one of the world’s leading medical technology companies with the most broadly based range of products in orthopaedics and a significant presence in other medical specialties. Stryker works with respected medical professionals to help people lead more active and more satisfying lives. The Company’s products include implants used in joint replacement, trauma, spinal and craniomaxillofacial surgeries; surgical equipment and surgical navigation systems, endoscopic and communications systems; patient handling and emergency medical equipment as well as other medical device products used in a variety of medical specialties. Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a leading orthopaedic surgeon and the inventor of several orthopaedic products.

Stryker’s filings with the U.S. Securities and Exchange Commission (SEC), including its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are accessible free of charge at www.stryker.com within the “Investor—SEC Filings & Ownership Reports” link.

In 2009 the Company acquired Ascent Healthcare Solutions, Inc. for $525 million in an all cash transaction. In 2007 the Company completed the sale of its outpatient physical therapy business, Physiotherapy Associates, for $150 million in cash less certain indebtedness. Physiotherapy Associates’ operating results are reported as discontinued operations for the year ended December 31, 2007.

PRODUCT SALES

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment sells orthopaedic reconstructive (hip and knee), trauma and spinal implant systems and other related products. The MedSurg Equipment segment sells surgical equipment and surgical navigation systems; endoscopic and communications systems; as well as patient handling and emergency medical equipment. The following amounts and percentages represent domestic/international and business segment net sales during each of the three years ended December 31 (dollars in millions):

	2009		2008		2007
	$	%	$	%	$	%
Domestic/international sales:
Domestic	$4,317.4	64%	$4,282.2	64%	$3,850.3	64%
International	2,405.7	36%	2,436.0	36%	2,150.2	36%

Total net sales	$6,723.1	100%	$6,718.2	100%	$6,000.5	100%

Business segment sales:
Orthopaedic Implants	$4,119.7	61%	$3,967.5	59%	$3,587.3	60%
MedSurg Equipment	2,603.4	39%	2,750.7	41%	2,413.2	40%

Total net sales	$6,723.1	100%	$6,718.2	100%	$6,000.5	100%

Additional financial information regarding the Company’s operating segments and geographic areas can be found under the captions Results of Operations in Item 7 of this report and Note 14 to the Consolidated Financial Statements in Item 8 of this report.

Approximately 77% of the Company’s sales in 2009 and 74% in both 2008 and 2007 consisted of products with short lives, such as reconstructive, trauma, craniomaxillofacial and spinal implant systems (while implants have a long useful life to the patient, they have a one-time use to the hospital); disposables and expendable tools; and parts and service revenues, including service and repair charges. The balance of sales in each of the years came from products that could be considered capital equipment, having useful lives in excess of one year.

The Company’s backlog of firm orders is not considered material to an understanding of its business.

Orthopaedic Implants

Orthopaedic Implants are designed and manufactured by Stryker Orthopaedics, Stryker Osteosynthesis, Stryker Spine and Stryker Biotech and consist of such products as implants used in joint replacement, trauma, craniomaxillofacial and spinal surgeries; bone cement; and the bone growth factor OP-1. Artificial joints are made of cobalt chromium, titanium alloys, ceramics or ultrahigh molecular weight polyethylene and are implanted in patients whose natural joints have been damaged by arthritis, osteoporosis, other diseases or injury. Many of Stryker’s technologically advanced reconstructive implants are suited to minimally invasive surgery (MIS) procedures that are intended to reduce soft-tissue damage and pain while hastening return to function. The Company supports surgeons with technology, procedural development and specialized instrumentation as they develop new MIS techniques.

Hip Implant Systems

Through Stryker Orthopaedics, the Company offers a variety of hip implant systems for the global reconstructive market. The ABG Hip System, Partnership Hip System, Secur-Fit Hip System, Omnifit Hip System, Accolade Hip System, Centpillar Hip System, Trident Acetabular Hip System, ADM Mobile Bearing Hip System, Rejuvenate Modular Primary Hip System, Cormet Hip Resurfacing System and Restoration Hip System are all comprehensive systems of hip implants and associated instrumentation designed to provide physicians and patients with reliable clinical results across the continuum of care, while enhancing value and operating room efficiency for the hospital.

During 2009 significant clinical milestones for the Company were met, including 40 years of clinical history with the Exeter Hip System, 25 years of clinical history with the Dall-Miles Cable System, more than 20 years of clinical history with the Omnifit HA stem, and more than 10 years clinical history with Accolade TMZF Hip System. Stryker is committed to following clinical outcomes and recognizes that long-term clinical results are an important factor in the Company’s ability to market hip implants.

Stryker was the first company to receive clearance from the FDA to commercially release for sale in the United States a hip implant with hydroxylapatite (HA) surface treatment. HA is a naturally occurring calcium phosphate material that demonstrates a high level of biocompatibility due to its resemblance to bone. The Company’s global clinical experience with HA-coated hip stems now extends over 20 years, and reported clinical performance continues to equal or exceed that of comparable hip stems reported in the scientific literature.

Primary Femoral Hip Systems:

In 2009 Stryker introduced the Rejuvenate Modular Primary Hip System, the latest evolution in the Company’s OmniFit and Secur-Fit hip systems. The Rejuvenate Modular Primary Hip System offers surgeons unparalleled options for personalizing the implant to each patient’s anatomy. The Rejuvenate System is designed to optimize anatomic restoration by providing options that offer enhanced stability, proven modularity and introperative flexibility. The modular design enables the surgeon to independently manage stem size, leg length, version and offset to recreate the patient’s anatomy, restore biomechanics and, consequently, minimize the risk of dislocation.

The Accolade TMZF Hip System has demonstrated strong clinical results for more than 10 years, with 2009 marking the first introduction of the product into Japan. Recognized for simplicity, and flexible to accommodate all surgical approaches and navigation, the Accolade TMZF System is a tapered wedge implant, based on a broach only technique.

The ABG II Modular Hip System, released in Europe in 2007, represents the next generation of design based on the ABG monolithic stem that has had positive clinical experience for more than 10 years. This modular primary hip stem provides the opportunity to recreate patient anatomy through independent sizing of the stem and neck. Versatile instrumentation also accommodates surgeon preference for a navigated procedure or direct anterior surgical approach.

The Company’s Exeter Total Hip System is based on a collarless, highly polished, double-tapered femoral design that reduces shear stresses and increases compression at the cement/bone interface.

Primary Acetabular Systems:

The Company’s advanced bearing system, Low Friction Ion Treatment (LFIT) Anatomic Femoral Heads with X3 polyethylene liners represents a significant advance in hip-bearing technology through the combination of Stryker’s LFIT technology and X3 advanced bearing technology. The femoral heads are anatomically sized for more natural hip performance. In 2007 the Company further expanded its anatomic femoral head offerings with the introduction of the Biolox Delta Ceramic Anatomic head for even greater options to reduce wear and potentially increase implant longevity. X3 advanced bearing technology is the Company’s highly crosslinked polyethylene, which demonstrates enhanced material characteristics in laboratory testing, including improved strength, reduced wear and oxidation resistance. This second generation bearing option offers a significant technological advance for both hip and knee replacements.

The Company received premarket approval (PMA) from the FDA in 2003 for its ceramic-on-ceramic hip replacement system, the Trident Ceramic Acetabular Insert, for patients in the United States. Stryker Orthopaedics has successfully launched the Trident ceramic insert in the United States, Europe, Australia and Canada. The Trident insert has demonstrated low wear clinically, and it is protected and strengthened by a patented titanium sleeve.

In 2009 the Company introduced the Primary Tritanium Shell in Latin America, Australia, and Europe following a US launch in 2008. Introduction of this highly porous surface into the primary hip market provides an enhanced fixation acetabular solution that was previously not available for primary use.

Hip Fracture Hip Systems:

Stryker offers a broad array of femoral stem options and bearings to accommodate the hip fracture patient including the Accolade HFx stem and the UHR bipolar head.

Revision Hip Systems:

The Restoration Modular Revision Hip System offers surgeons performing revision surgeries flexibility in treating complex hip stem revisions and restoring patient biomechanics. The Restoration Modular Revision Hip System also takes advantage of Stryker’s long clinical history with HA by incorporating PureFix HA coating on many components. The Restoration Modular Revision Hip System complements the Company’s existing Restoration HA and Restoration plasma spray (PS) monolithic revision systems.

The Company’s Trident Tritanium Acetabular Shell contains a highly porous surface that closely resembles the structure of bone. This shell is designed for revision surgery and contains multiple screw holes to achieve bone fixation and initial stability.

Resurfacing Hip Systems:

In 2007 the Company began selling the Cormet Hip Resurfacing System in the United States pursuant to an exclusive 10-year marketing and distribution agreement with Corin Group PLC following the initial launch of another hip resurfacing product in certain international markets. These products represent a less invasive option for younger patients who have the potential for enhanced stability and range of motion. In hip resurfacing procedures, very little bone is removed from the femoral head, the femoral neck is preserved and the femoral canal is spared.

Knee Implant Systems

The Company offers three major knee implant systems: Triathlon, Scorpio and the Global Modular Replacement System (GMRS).

The Triathlon Knee System represents the Company’s evolutionary design that has been developed to more closely reproduce natural knee motion and is designed to provide mobility with stability through more than 150 degrees of flexion. The Triathlon Knee instrumentation is designed to improve operating room efficiency through a streamlined, integrated system providing options and flexibility to meet surgeons’ varying preferences and multiple surgical techniques. In 2008, Stryker continued to expand the Triathlon brand with the Trtiathlon Partial Knee Resurfacing (PKR) offering in the uni-condylar market segment. The PKR incorporates the single radius design to provide the potential for better ligament balancing. PKR also offers value and efficiency in the femoral component design by only requiring one femoral cutting block for preparation of all sizes of femoral components. In 2007 Stryker introduced the condylar stabilizing (CS) ultra-congruent insert for the Triathlon Knee System. The Triathlon CS insert is a high-performance insert designed to provide patients with more natural motion and the potential for greater implant longevity. The Company also offers the X3 advanced bearing technology as well as anterior referencing instruments for use with the Triathlon Knee System. The Company also offers a posteriorly stabilized (PS) version of the Triathlon knee and a cruciate-retaining (CR) version.

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

The Scorpio knee implant design is based on the epicondylar axis of the knee. This patented approach addresses significant clinical issues, such as improved patient rehabilitation and midflexion stability, through an increase in the patella-femoral moment arm and a single anterior-posterior radius. The Scorpio HA CR product is designed to minimize polyethylene wear and the Scorpio HA PS product features a minimally invasive open box design and maximized stability. The ScorpioFlex, which is available for both posterior cruciate-retaining and cruciate-substituting indications, is specifically designed for patients who have the ability and motivation to return to high-flexion activities such as gardening and golfing.The Scorpio NRG provides additional kinematic benefits over ScorpioFlex, including increased rotational allowance, an articulating design for deeper flexion and greater extension allowance without impingement. In 2007 the Scorpio NRG with X3 advanced bearing technology was launched. This new version of the Scorpio NRG is designed to lower wear rates compared with standard inserts. The Scorpio System is supported by the Passport instrumentation system, which was designed to provide intraoperative flexibility and precision as well as a simple, cost-effective approach to total knee replacement surgery.

Other Joint Replacement Products

The Company develops and markets shoulder and elbow replacement implants, as well as associated instrumentation. The Solar Shoulder portfolio provides surgeons with increased intra-operative flexibility to restore the patient’s shoulder functionality and pain relief. These products are marketed worldwide under the ReUnion and Solar brands.

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

Trauma Implant Systems

Through Stryker Osteosynthesis, the Company develops, manufactures and markets trauma, extremities and deformity correction systems. These systems include Intramedullary (IM) and cephlomedullary nails, locked and non-locked plating, hip fracture solutions and external fixation systems, as well as bone substitutes that are used primarily for the treatment of traumatic injuries.

The Company’s internal fixation portfolio includes a full array of IM & cephlomedullary nails; hip fracture solutions, including compression hip screws, canulated screws, as well as anatomically designed plates and screws in both titanium and stainless steel. These products provide a restorative option prior to joint reconstruction. These products are marketed worldwide as leading brands such as Gamma3, Asnis III, AxSOS, VariAx, HydroSet, and T2.

The Company’s external fixation portfolio includes products such as Hoffmann II MRI, Hoffmann Xpress, Monotube Triax mono-lateral, as well as the Hoffmann II Hybrid (TenXor) circular fixation systems. These systems are used to construct frames for bone stabilization that are either definitive or as a temporary step in the treatment process associated with damage control orthopaedics. Hoffmann systems have been defined by their ease of assembly with “snap-fit” couplers. The use of a proprietary Vectran coating on the bars makes Hoffmann II MRI an MRI compatible solution.

The Company also offers a product portfolio for the treatment of fractures and injuries of the extremities. These products include fracture specific locked plating for the wrist, shoulder and foot, as well as bone substitutes and external fixation systems. These are all designed to treat the unique nature of upper extremity injuries. These products are marketed worldwide under the brands VariAx, AxSOS, and Hoffmann.

The VariAx Distal Radius System offers surgeons a comprehensive solution for the treatment of wrist fractures. These titanium plates are anatomically designed and offer poly-axial SmartLock technology. SmartLock enables surgeons to place either locking or non-locking screws at angles of up to 15-degrees, which allows the surgeon to target specific bone fragments for fixation. The VariAx Hand Plating and Foot Plating Systems were launched in 2008 and expanded the treatable indications for the wrist (hand) and for the hind, mid and fore foot, all under the same poly-axial SmartLock platform.

Spinal Implant Systems

Through Stryker Spine, the Company develops, manufactures and markets spinal implant products including cervical, thoracolumbar and interbody systems used in spinal injury, deformity and degenerative therapies. Spinal implant products include plates, rods, screws, connectors, spacers and cages, along with proprietary implant instrumentation.

In 2009 the Company introduced the Xia 3 Sacral Iliac system that completes the thoracolumbar system and makes it one of the most comprehensive platforms on the market. Also in 2009, the Company introduced the Dynatran-Dynamic/Translational Anterior Cervical Plate which expands the Company’s presence in the cervical space with its unique locking mechanism. In 2008 the Company introduced the Radius Thoracolumbar Spinal Implant System. The Radius system provides a non-threaded wedgelock locking mechanism designed to reduce the potential for false locking and cross-threading and to increase the speed, ease and reliability of connecting rods to screws. Also in 2008, the Company launched Xia 3, the next generation of its thoracolumbar spinal implant system and THOR, its anterior lumbar plating system that incorporates a proprietary screw locking technology. In 2007 the Company introduced the Mantis minimally invasive access system for posterior instrumented spinal fusion and the Reflex Zero Profile anterior cervical plating system. The Company also offers the VLIFT vertebral body replacement system consisting of a preassembled, cylindrically shaped titanium cage with a distractible or retractable center. The hollow core of the cage allows for packing bone graft. The Company’s AVS AS and AL Spacers are used as vertebral body support devices in anterior procedures. Other product lines include the OASYS fixation system that serves the posterior cervical fusion market, the Reflex Hybrid anterior cervical plate and the AVS PL and TL vertebral spacer systems.

Craniomaxillofacial (CMF) Implant Systems

Through Stryker Osteosynthesis, the Company develops, manufactures and markets plating systems and related implants and products for craniomaxillofacial surgery. These products include plating systems, dura substitutes, bone substitutes, electrosurgical microdissection needles and surgical instruments. They are primarily used in the fixation of fractures due to sudden injury as well as in the correction of congenital deformities. These products are marketed under such names as the Universal Fixation System, Colorado Needle, DuraMatrix-Onlay, Leibinger Instruments and HydroSet.

OP-1/BMP-7

Stryker’s OP-1 Implant is composed of recombinant human OP-1 and a bioresorbable collagen matrix. Stryker has received two approvals for a Humanitarian Device Exemption (HDE) from the FDA. An HDE, as defined by the FDA, is for a product intended to benefit patients by treating or diagnosing a disease or condition that affects fewer than 4,000 individuals per year in the United States. The first is for the use of OP-1 Implant as an alternative to autograft in recalcitrant long-bone nonunions where use of autograft is not feasible and alternative treatments have failed. The second is for revision posterolateral spine fusion using a new formulation of OP-1 known as OP-1 Putty. In March 2009, the FDA Orthopaedic and Rehabilitation Devices Advisory Panel voted not to recommend that the Company receive broad-based marketing approval for its OP-1 Putty.

Stryker filed a Marketing Authorization Application (MAA) with the European Medicines Evaluation Agency for the posterolateral lumbar spine fusion indication in 2006 under the name Opgenra. In 2008 the Committee for Medicinal Products for Human Use in Europe recommended this indication for approval. The Opgenra product has not yet been launched in Europe.

In 2006 Stryker filed an investigational device exemption (IDE) application with the FDA to start a pilot clinical study in transforaminal lumbar interbody fusions using OP-1 Putty. The IDE was approved and patient recruitment was completed in 2008.

Stryker is also interested in exploring the cartilage regeneration properties of BMP-7 and has successfully completed preclinical studies showing that BMP-7 can stimulate new cartilage formation and increase disc height in animal models of degenerative disc disease. In 2005 Stryker filed its first Investigational New Drug (IND) application with the FDA to treat degenerative disc disease with a new injectable form of BMP-7 in a dose-ranging study in humans. In 2008 the Company completed enrollment in this Phase I dose-ranging clinical safety study for the first time use of BMP-7 to treat the disc. In 2006 Stryker filed an IND application with the FDA to treat osteoarthritis in the knee with the injectable form of BMP-7. Following FDA concurrence in 2007, the Company proceeded with patient enrollment in the Phase I clinical study, which was completed in 2008. Based on the results of that study, a Phase II protocol has been submitted to the FDA with the intention of beginning a clinical trial in the same indication in 2010.

The Company is in the process of reviewing its strategic alternatives for the use of OP-1.

MedSurg Equipment

MedSurg Equipment products include surgical equipment and surgical navigation systems; endoscopic and communications systems and patient handling and emergency medical equipment. These products are designed and manufactured by Stryker Instruments, Stryker Endoscopy and Stryker Medical.

Surgical Equipment and Surgical Navigation Systems

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

The System 6 heavy duty, large-bone power system represents the Company’s primary heavy-duty, cordless product offering. This system, which includes several attachments, is more powerful and has a longer battery life than its predecessor. The System 6 Rotary Handpieces provide multiple options to surgeons by allowing both high-speed drilling and high-torque reaming in one handpiece. System 6 Heavy Duty Saws provide increased torque for a faster and more efficient cut.

In 2009 Stryker introduced the RemB micro electric system, combining the Company’s Consolidated Operating Room Equipment (CORE) platform with lightweight, specialized handpieces, allowing surgeons to work effectively with greater precision and control. This versatile system is an evolution in the Company’s offering of powered surgical instruments designed to remove and reshape bone in a wide variety of medical specialties including hand surgery, podiatry, orthopaedic foot and ankle surgery and extremity trauma surgery. The Maestro drill represents Stryker’s line of micro powered instruments for spine, neurology and ENT applications. Employing the pneumatic technology that is the preference of many surgeons in these specialties, the Maestro drill leverages the Company’s Total Performance System (TPS) and CORE platforms by using the same cutting attachments. The Stryker Bone Mill, launched in 2008, further leverages the CORE platform and is designed for use in spine, orthognathic and orthopaedic primary and revision joint procedures. The Bone Mill provides the ability to morselize both autograph and allograft bone quickly and efficiently and provide consistent granulation of bone in 3 sizes depending on the need of the surgeon. In 2007 Stryker introduced the CORE Sumex drill, designed for use in ENT procedures, to leverage the Company’s CORE platform. The Sumex drill utilizes electronic torque feedback to increase RPM’s when the drill is engaged in more demanding tasks. In addition, the Sumex drill incorporates a tapered front end to allow for better surgeon line of sight.

The Company’s Stryker Precision Oscillating Tip Saw is an innovative saw incorporating a stationary cartridge blade shaft with an oscillating tip in contrast with standard surgical saws with oscillating blades. This feature gives surgeons the opportunity for greater accuracy while simplifying cuts and reducing the potential for soft tissue damage and facilitating less invasive procedures. This saw represents an advance in procedural simplification, offering customers the potential for time and cost savings by reducing the number of steps in the surgical process.

Stryker Instruments also produces disposable products that are utilized in conjunction with joint replacement surgery. These products include the Revolution Cement Mixing System, designed to provide one solution for mixing all surgical cements, in addition to offering mixing efficacy, safety and ease of use; the InterPulse, a self-contained pulsed lavage system used by surgeons to cleanse the surgical site during total joint arthroplasty; and the ConstaVac CBC II Blood Conservation System, a postoperative wound drainage and blood reinfusion device that enables joint replacement patients to receive their own blood rather than donor blood.

To serve the postsurgical technology market, the Company offers the PainPump2 and BlockAid products that are designed for continuous nerve block applications and enable the delivery of a local anesthetic to specific neurologic anatomy. The pumps facilitate peri-operative pain control by allowing physicians to program the pump and offer a patient-controlled analgesia (PCA) option of non-narcotic medication to manage break-through pain. The Blockaid also offers a reprogramming feature, previously unavailable to the market in a disposable, single-use pump.

To promote safety for patients and medical staff, Stryker works closely with hospitals and other healthcare organizations to develop a broad product portfolio. In 2009 the Company introduced the Flyte personal protection system, the latest version of Stryker’s Sterishield line of personal protection products combining improved comfort and support with higher levels of protection against contamination, exposure to infectious bodily fluids and transfer of microorganisms and particulate matter. Additionally, Flyte’s integrated helmet with illumination represents enhancements aimed towards improving the surgical environment.

The Neptune Waste Management System represents Stryker’s leading product for liquid waste management in the operating room. The self-contained device, first introduced in 2000 and consistently improved, collects and disposes of fluid and smoke waste from surgical procedures, minimizing the need for operator intervention and, therefore, the risk of exposure to these waste byproducts. In 2008 Stryker introduced the Neptune 2 Waste Management platform. This next-generation system allows for increased fluid collection capacity while enhancing end user system preferences based on surgical procedures.

Through Stryker Instruments, the Company offers a broad line of surgical navigation systems that give surgeons in several specialties the ability to use electronic imaging to see more clearly, better align instruments and more accurately track where the instruments are relative to a patient’s anatomy during surgical procedures. The Company offers the Navigation System II Cart, the eNlite suitcase system, which creates a smaller footprint in the operating room while retaining the full functionality of all software programs offered on the Navigation System II Cart, and the Navigation iSuite, a fully integrated navigation system housed in the ceiling and walls of an existing operating room. All of these product offerings are either image based or imageless platforms, incorporating intuitive Smart hardware and software functionality, and a highly accurate digital infrared camera that result in greater ease of use, less invasive procedures, and reduced surgical time.

Endoscopic and Communications Systems

Stryker Endoscopy develops, manufactures and markets medical video-imaging and communications equipment and instruments for arthroscopy, general surgery and urology. Stryker Endoscopy has established a position of leadership in the production of medical video-imaging technology and accessories for minimally invasive surgery, as well as communications equipment to facilitate local and worldwide sharing of medical information among operating rooms, doctors’ offices and teaching institutions. Products include medical video cameras, digital documentation equipment, digital image and viewing software, arthroscopes, laparoscopes, powered surgical instruments, sports medicine instrumentation, radio frequency ablation systems, irrigation fluid management systems, i-Suite operating room solutions and state-of-the-art equipment for telemedicine and enterprise-wide connectivity. Stryker’s line of rigid scopes, which range in diameter from 1.9 millimeters to 10 millimeters, contains a series of precision lenses as well as fiber optics that, when combined with Stryker’s high-definition (HD) camera systems, allow the physician to view internal anatomy with a high degree of clarity.

In 2009 Stryker introduced the 1288 HD Camera, the next generation of Stryker 3-chip HD medical video camera. This latest version has HD 1080p resolution with wireless high definition transmission to the new Stryker WiSe wide screen monitor system. This new camera system provides superior image quality compared to previous camera systems and usability through customized programmable buttons. This product provides surgical teams with improved visibility during endoscopic procedures, which can improve overall surgical and patient outcomes. In conjunction with the launch of the 1288 HD Camera, Stryker also introduced the L-9000 lightsource. This new lightsource includes proprietary LED technology that provides the customer with a cooler and longer lasting bulb. Also introduced was the IDEAL EYES line of HD arthroscopes and laparoscopes. To accommodate the recording of HD images, the Company offers the SDC HD digital documentation system. The Company also offers its Formula shaver system, which is small, light and equipped with radio frequency identification (RFID), facilitating communication between the blade and console.

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

In 2007 the Company launched the Stryker Digital Capture (SDC) Ultra, an all-in-one medical imaging information management system allowing for patient scheduling, video capture and storage, DVD burning and other capabilities. The SDC Ultra archives surgical images and videos on its 250-gigabyte internal hard drive. This system also allows for the recording of all surgical footage in high-definition video. Through dual-channel input support, the SDC Ultra can capture images and video independently on two separate video channels, in synchronized mode or in picture-in-picture format.

Also in 2007 Stryker introduced the 45L PneumoSure insufflator that provides exceptional performance with enhanced safety and reliability. This new insufflator is designed to handle the needs of today’s dynamic surgical environment and includes two additional modes for bariatric and vessel harvesting. The 45L PneumoSure insufflator offers real-time pressure sensing for increased accuracy during a procedure. Its ability to maintain pneumoperitoneum under the most extreme conditions, coupled with a fully integrated color touch screen, allows for increased ease of use.

Patient Handling and Emergency Medical Equipment

Stryker Medical is a leader in the patient handling equipment segment, offering a wide variety of stretchers customized to fit the needs of acute care and specialty surgical care facilities with a focus on providing a safe and comfortable surface for patients while reducing the risk of back injury for hospital staff. The Company offers the M-Series Stretcher, which has become the standard in patient mobility. The M-Series Stretcher incorporates the Company’s BackSmart side rail design elements, reducing the risk of back injury for caregivers; the Zoom Motorized Drive System, virtually eliminating push force; Big Wheel technology, reducing start-up force by up to 50 percent and increasing maneuverability; and a 700-pound weight capacity. The Company’s Glide Lateral Air Transfer System allows two caregivers to easily transfer even the largest patients while reducing the risk for caregiver back injury by lifting and floating the patient on a cushion of air.

Stryker Medical also develops and manufactures beds and accessories that are designed to meet the unique needs of specialty departments within the acute care environment. In 2008 the Company introduced the redesigned S3 Med/Surg Hospital Bed, the first redesign since its original 1994 introduction, combining a retractable frame with the Company’s BackSmart ergonomically designed side rails and featuring an open architecture to accept any standard support surface. The S3 offers the Chaperone center-of-gravity bed-exit system with Zone Control to help prevent patient falls, as well as iBed Awareness, an exclusive technology that monitors safe patient bed positions and alerts caregivers in the event that the desired, safe bed configuration is altered. In 2007 the Company introduced the InTouch, the first high-acuity care bed to combine advanced technology, intuitive operation and BackSmart ergonomics to the benefit of both patients and caregivers. In 2009 the Company introduced the Impression non-powered support surface designed to improve pressure redistribution, enhance patient comfort and provide enhanced moisture management similar to that achieved by powered support surfaces. Stryker has a complete line of intensive care unit (ICU) beds for critical care and step-down units. The beds incorporate advanced features that facilitate patient care, such as in-bed scales that accurately weigh the patient regardless of bed position and a radiolucent surface that facilitates chest x-rays without moving the patient from the bed. Stryker’s XPRT support surface, with low air loss, percussion and rotational therapy, aids in the prevention and treatment of certain skin ulcers and pulmonary care.

To serve the worldwide pre-hospital market, the Company offers a line of manually operated and powered ambulance cots and cot-to-ambulance fastening systems. In addition, Stryker offers the Stair-PRO stair chairs with Stair-TREAD track systems that facilitate patient transport up and down stairs. The Company’s Power-PRO ambulance cot incorporates an advanced battery-powered hydraulic lift system that enables emergency medical professionals to raise and lower the cot with the press of a button. The use of Stair-PRO and the Power-PRO helps prevent caregiver back injuries. Stryker expanded the Power-PRO line with a version customized to carry transport incubators on both inter-facility and intra-facility transports and with a version customized for ambulances that use hydraulic tail lifts or ramps that are popular in the United Kingdom.

PRODUCT DEVELOPMENT

Most of the Company’s products and product improvements have been developed internally. The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. The Company has a decentralized research and development focus, with manufacturing locations responsible for new product development and product improvements. Research, development and engineering personnel at the various manufacturing locations maintain relationships with staff at distribution locations and with customers to understand changes in the market and product needs.

Total expenditures for product research, development and engineering were $336.2 million in 2009, $367.8 million in 2008 and $375.3 million in 2007. Research, development and engineering expenses represented 5.0% of sales in 2009, compared with 5.5% in 2008 and 6.3% in 2007. The spending level in 2009 decreased due to the Company’s tight control on discretionary spending as well as the Company’s focus of certain research and development resources on compliance initiatives. Recent new product introductions in the Orthopaedic Implants and MedSurg Equipment segments are more fully described under the caption Product Sales.

In addition to internally developed products, the Company invests in technologies developed by third parties that have the potential to expand the markets in which the Company operates. In 2009 the Company acquired Ascent Healthcare Solutions, Inc. (Ascent) the market leader in the reprocessing and remanufacturing of medical devices in the U.S. The acquisition of Ascent is expected to enhance the Company’s presence in a variety of product offerings in its MedSurg Equipment segment and allow for cost savings to its customers. During 2009, the Company acquired certain additional companies that are expected to enhance the Company’s product offerings to its customers within its Orthopaedic Implants and MedSurg Equipment business segments.

MARKETING

Domestic sales accounted for 64% of total revenues in 2009. Most of the Company’s products are marketed directly to doctors, hospitals and other healthcare facilities through dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 36% of total revenues in 2009. The Company’s products are sold in more than 100 countries through local dealers and direct sales efforts. Stryker distributes its products through sales subsidiaries and branches with offices located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Denmark, Egypt, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Russia, Serbia and Montenegro, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Ukraine, the United Arab Emirates and the United Kingdom. Stryker exports products to dealers and to customers in Africa, Bangladesh, the Balkans, China, the CIS (former Soviet Union), Cyprus, Czech Republic, Hungary, Iceland, Indonesia, Ireland, Israel, Latin America, the Middle East, Paraguay, the Philippines, Slovakia, Thailand, Turkey, Uruguay and Vietnam. Additional information regarding the Company’s international and domestic operations and sales appears in Note 14 to the Consolidated Financial Statements in Item 8 of this report.

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

Several companies are engaged in the research and development of products for the repair of hard and soft tissues that, if approved, would compete with the Company’s OP-1 product. Medtronic Sofamor Danek has received FDA approval for its recombinant bone morphogenetic protein (“rhBMP-2”) for certain spine, trauma and orthopaedic indications, including the treatment of acute, open fractures of the tibial shaft and spinal fusion surgeries. A number of companies currently provide various other therapies, including allografts, bone fillers and electrical stimulation devices for the treatment, repair or replacement of bone and joint tissue. The Company believes that its OP-1 product, which is approved for limited trauma and spine indications in certain markets and is currently in clinical trials for other indications, will ultimately compete with these products and with traditional therapies, such as autograft and allograft.

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

The Company’s primary competitor in the patient handling segment is Hill-Rom Holdings, Inc. In the specialty stretcher segment, the primary competitors are Hausted, Inc. (a subsidiary of STERIS Corporation), Hill-Rom Holdings, Inc., and Midmark Hospital Products Group (a subsidiary of Ohio Medical Instrument Company, Inc.). In the emergency medical services segment, Ferno-Washington, Inc. is the Company’s principal competitor.

The principal factors that the Company believes differentiate it in the highly competitive market segments in which it operates and enable it to compete effectively are innovation, reliability, service and reputation. The

Company believes that its competitive position in the future will depend to a large degree on its ability to develop new products and make improvements to existing products. While the Company does not consider patents a major factor in its overall competitive success, patents and trademarks are significant to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of such products restricts competitors from duplicating these unique designs and features. Stryker seeks to obtain patent protection on its products whenever appropriate for protecting its competitive advantage. The Company currently owns approximately 1,145 United States patents and 1,470 international patents.

MANUFACTURING AND SOURCES OF SUPPLY

The Company’s manufacturing processes consist primarily of precision machining, metal fabrication and assembly operations; the forging and investment casting of cobalt chrome; and the finishing of cobalt chrome and titanium. In addition, the Company is the sole manufacturer of its OP-1 product. Approximately 12% of the Company’s cost of sales in 2009 represented finished products that were purchased complete from outside suppliers. The Company also purchases parts and components, such as forgings, castings, gears, bearings, casters and electrical components, and uses outside sources for certain finishing operations, such as plating, hardening and coating of machined components and sterilization of certain products. The principal raw materials used by the Company are stainless steel, aluminum, cobalt chrome and titanium alloys. In all, purchased parts and components from outside sources were approximately 41% of the total cost of sales in 2009.

While the Company relies on single sources for certain purchased materials and services, it believes alternate sources are available if needed. The Company has not experienced any significant difficulty in the past in obtaining the materials necessary to meet its production schedules.

Substantially all products manufactured by the Company are stocked in inventory, while certain products manufactured within the Company’s MedSurg Equipment segment are assembled to order.

REGULATION AND PRODUCT QUALITY

The Medical Device Amendments of 1976 to the federal Food, Drug and Cosmetic Act and the Safe Medical Devices Act of 1990, together with regulations issued or proposed thereunder, provide for regulation by the FDA of the design, manufacture and marketing of medical devices, including most of the Company’s products.

The FDA’s Quality System regulations set forth standards for the Company’s product design and manufacturing processes, require the maintenance of certain records and provide for inspections of the Company’s facilities by the FDA. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacturing and marketing of the Company’s products.

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

Most of the Company’s new products fall into FDA classifications that require notification of and review by the FDA before marketing, submitted as a 510(k). The Company’s FlexiCore and CerviCore artificial disc products and OP-1 products require extensive clinical testing, consisting of safety and efficacy studies, followed by PMA applications for specific surgical indications.

Stryker also is subject to the laws that govern the manufacture and distribution of medical devices of each country in which the Company manufactures or sells products. The member states of the European Union (EU) have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain CE Marking for their products. Stryker has authorization to apply the CE Marking to substantially all of its products. The Company’s OP-1 product has been considered a drug under the regulations for Europe, Australia and Japan.

Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare expenses generally and hospital costs in particular, including price regulation and competitive pricing, are ongoing in markets where the Company does business. It is not possible to predict at this time the long-term impact of such cost-containment measures on the Company’s future business.

EMPLOYEES

At December 31, 2009, the Company had 18,582 employees worldwide. Certain international employees are covered by collective bargaining agreements that are updated annually. The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers of the Company appears under the caption “Directors, Executive Officers and Corporate Governance” in Item 10 of this report.

ITEM 1A.	RISK FACTORS.

The following information contains specific risks that could potentially impact the Company’s business, financial condition or operating results. The Company may be subject to additional risks that are not currently known to the Company or those which the Company deems immaterial that may also impact its business operations.

The Company’s inability to maintain adequate working relationships with healthcare professionals could have a negative impact on the Company’s future operating results.

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

The Company’s inability to continue to hire and retain key employees could have a negative impact on the Company’s future operating results.

The talent and drive of the Company’s employees are key factors in the success of its business. The Company’s sales, technical and other key personnel play an integral role in the development, marketing and selling of new and existing products. If the Company is unable to recruit, hire, develop and retain a talented, competitive work force, it may not be able to meet its strategic business objectives.

Stricter pricing guidelines for the medical technology industry could have a negative impact on the Company’s future operating results.

Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where the Company does business. The Company could experience a negative impact on its operating results due to increased pricing pressure in the United States, Japan and certain other markets. Governments, hospitals and other third party payers could reduce the amount of approved reimbursements for the Company’s products. Reductions in reimbursement levels or coverage or other cost-containment measures could unfavorably affect the Company’s future operating results.

The Company’s operating results could be negatively impacted by changes in its excess and obsolete inventory reserves.

The Company maintains reserves for excess and obsolete inventory resulting from the potential inability to sell its products at prices in excess of current carrying costs. The markets in which the Company operates are highly competitive, and new products and surgical procedures are introduced on an ongoing basis. Such marketplace changes may cause some of the Company’s products to become obsolete. The Company makes estimates regarding the future recoverability of the costs of these products and records a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which could unfavorably affect future operating results.

The Company’s operating results could be negatively impacted if it is unable to capitalize on research and development spending.

The Company has spent a significant amount of time and resources on research and development projects in order to develop and validate new and innovative products. The Company believes these projects will result in the commercialization of new products and will create additional future sales. However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of new products. Additionally, unanticipated issues may arise in connection with current and future clinical studies that could delay or terminate a product’s development prior to regulatory approval. The Company may experience an unfavorable impact on its operating results if it is unable to capitalize on those efforts by attaining the proper FDA approval or to successfully market new products.

The Company’s operating results could be negatively impacted by future changes in the allocation of income to each of the income tax jurisdictions in which the Company operates.

The Company operates in multiple income tax jurisdictions both inside and outside the United States. Income tax authorities in these jurisdictions regularly perform audits of the Company’s income tax filings. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations. Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing and product royalty arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments. If changes to the income allocation are required between jurisdictions with different income tax rates, such adjustments could have a material unfavorable impact on the Company’s income tax expense and net earnings in future periods.

The Company’s operating results could be negatively impacted by future product liability claims, unfavorable court decisions, regulatory compliance or legal settlements.

The Company is a defendant in various proceedings, legal actions and claims arising in the normal course of business, including product liability and other matters. In addition, the Company may incur significant legal expenses regardless of whether it is found to be liable. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. To partially mitigate losses arising from unfavorable outcomes in such matters, the Company purchases third-party insurance coverage subject to certain deductibles and loss limitations. While the Company believes its current insurance coverage is adequate to mitigate losses arising from such matters, its future operating results may be unfavorably impacted by any settlement payments or losses beyond the amounts of insurance carried. In addition, such product liability matters may negatively impact the Company’s ability to obtain cost-effective third-party insurance coverage in future periods.

Substantially all of the Company’s products are subject to regulation by the FDA and other governmental authorities both inside and outside of the United States. If the Company were to fail to comply with the applicable regulatory requirements, it may be subject to a range of sanctions including, but not limited to, warning letters, monetary fines, product recalls and the suspension of product manufacturing. Such sanctions, if implemented, could have a material, unfavorable impact on the Company’s future operating results.

The Company’s operating results could be negatively impacted by economic, political or other developments in countries in which the Company does business.

The Company distributes its products throughout the world. As a result, the Company’s future operating results could be negatively impacted by unstable economic, political and social conditions, including but not limited to fluctuations in foreign currency exchange rates, political instability or changes in the interpretation or creation of laws and regulations, including tax laws and regulations, in each of the countries where the Company conducts business, including the United States.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company has the following properties:

Location	Segment	Use	Square Feet	Owned/ Leased
Mahwah, New Jersey	Orthopaedic Implants	Manufacturing of reconstructive implants	531,000	Owned
Limerick, Ireland	Orthopaedic Implants	Manufacturing of reconstructive implants and OP-1	130,000	Owned
Herouville, France	Orthopaedic Implants	Manufacturing of reconstructive implants	130,000	Owned
Kiel, Germany	Orthopaedic Implants	Manufacturing of trauma implants	147,000	Owned
Selzach, Switzerland	Orthopaedic Implants	Manufacturing of trauma implants	78,000	Owned
Neuchâtel, Switzerland	Orthopaedic Implants	Manufacturing of spinal implants	88,000	Owned
Bordeaux, France	Orthopaedic Implants	Manufacturing of spinal implants	79,000	Owned
Bordeaux, France	Orthopaedic Implants	Manufacturing of spinal implants	35,000	Leased
Carrigtwohill, Ireland	Orthopaedic Implants and MedSurg Equipment	Manufacturing of reconstructive implants and surgical equipment	154,000	Owned
Freiburg, Germany	Orthopaedic Implants and MedSurg Equipment	Manufacturing of craniomaxillofacial implants and surgical navigation systems	106,000	Owned
Stetten, Germany	Orthopaedic Implants	Manufacturing of craniomaxillofacial implants	33,000	Owned
West Lebanon, New Hampshire	Orthopaedic Implants	Manufacturing of OP-1	140,000	Owned
Hopkinton, Massachusetts	Orthopaedic Implants	Manufacturing of OP-1	69,000	Leased
Portage, Michigan	MedSurg Equipment	Manufacturing of surgical equipment and patient-handling and emergency medical equipment	1,034,000	Owned
Arroyo, Puerto Rico	MedSurg Equipment	Manufacturing of surgical equipment and endoscopic systems	220,000	Leased
San Jose, California	MedSurg Equipment	Manufacturing of endoscopic systems	165,000	Leased
Flower Mound, Texas	MedSurg Equipment	Manufacturing of communications systems	127,000	Leased
L’Islet, Canada	MedSurg Equipment	Manufacturing of patient-handling equipment	132,000	Owned
Lakeland, Florida	MedSurg Equipment	Reprocessing and remanufacturing of medical devices	112,000	Leased
Phoenix, Arizona	MedSurg Equipment	Reprocessing and remanufacturing of medical devices	51,000	Leased
Suzhou, China	Orthopaedic Implants	Manufacturing of reconstructive, trauma and spinal implants	155,000	Owned
Kalamazoo, Michigan	Other	Corporate headquarters	75,000	Owned

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

The Company believes that its properties are suitable and adequate for the manufacture and distribution of the Company’s products.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described in Note 16 to the Consolidated Financial Statements in Item 8 of this report. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. In legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol SYK. Quarterly stock prices appear under the caption “Summary of Quarterly Data (Unaudited)” in Item 8 of this report and dividend information for the years ended December 31, 2009 and 2008 appears under the caption “Selected Financial Data” in Item 6 below. The Company’s Board of Directors considers a cash dividend at each of its quarterly meetings.

In the fourth quarter of 2009, the Company issued 220 shares of Common Stock as performance incentive awards to certain employees. The shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

On January 31, 2010, there were 4,732 shareholders of record of the Company’s Common Stock.

PERFORMANCE GRAPH (UNAUDITED)

Set forth below is a graph comparing the total returns (including reinvestments of dividends) of the Company, the Standard & Poor’s (S&P) 500 Composite Stock Price Index and the S&P Health Care (Medical Products and Supplies) Index. The graph assumes $100 invested on December 31, 2004 in the Company’s Common Stock and each of the indices.

	2004	2005	2006	2007	2008	2009
Stryker Corporation	100	92.31	114.96	156.55	84.54	107.12
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
S&P 500 Health Care Index	100	106.46	114.48	122.66	94.68	113.33

ITEM 6.	SELECTED FINANCIAL DATA.

The financial information for each of the five years in the period ended December 31, 2009 is set forth below (dollars in millions, except per share amounts):

	2009	2008	2007	2006	2005
Net sales	$6,723.1	$6,718.2	$6,000.5	$5,147.2	$4,608.9
Cost of sales	2,183.7	2,131.4	1,865.2	1,616.6	1,489.2

Gross profit	4,539.4	4,586.8	4,135.3	3,530.6	3,119.7

Research, development and engineering expenses	336.2	367.8	375.3	324.6	284.7
Selling, general and administrative expenses	2,506.3	2,625.1	2,391.5	2,047.0	1,839.4
Intangibles amortization	35.5	40.0	41.4	42.7	47.6
Other (a)	67.0	34.9	19.8	52.7	15.9

	2,945.0	3,067.8	2,828.0	2,467.0	2,187.6

Operating income	1,594.4	1,519.0	1,307.3	1,063.6	932.1
Other income (expense)	29.5	61.2	62.8	30.2	4.9

Earnings from continuing operations before income taxes	1,623.9	1,580.2	1,370.1	1,093.8	937.0
Income taxes	516.5	432.4	383.4	322.4	304.5

Net earnings from continuing operations	1,107.4	1,147.8	986.7	771.4	632.5
Net earnings and gain on sale of discontinued operations	—	—	30.7	6.3	11.1

Net earnings	$1,107.4	$1,147.8	$1,017.4	$777.7	$643.6

Net earnings from continuing operations per share of common stock:
Basic	$2.79	$2.81	$2.41	$1.90	$1.57
Diluted	$2.77	$2.78	$2.37	$1.87	$1.54

Net earnings per share of common stock:
Basic	$2.79	$2.81	$2.48	$1.91	$1.59
Diluted	$2.77	$2.78	$2.44	$1.89	$1.57

Dividends declared per share of common stock (See Note 10)	$0.25	$0.40	$0.33	$0.22	$0.11

Average number of shares outstanding—in millions:
Basic	397.4	408.1	409.7	406.5	403.7
Diluted	399.4	413.6	417.2	411.8	410.8
(a)	Includes restructuring charges, intangible asset impairment and purchased in-process research and development charges.

FINANCIAL AND STATISTICAL DATA

	2009	2008	2007	2006	2005
Cash and marketable securities	2,954.8	2,195.6	2,410.8	1,414.8	1,056.5
Working capital	4,410.2	3,517.2	3,571.9	2,182.8	1,621.3
Current ratio	4.1	3.4	3.7	2.6	2.3
Property, plant and equipment—net	947.6	963.8	991.6	914.9	796.3
Capital expenditures	131.3	155.2	187.7	209.4	261.8
Depreciation and amortization	385.3	387.6	366.6	324.1	282.7
Total assets	9,071.3	7,603.3	7,354.0	5,873.8	4,992.5
Long-term debt, including current maturities	18.0	20.5	16.8	14.8	231.6
Shareholders’ equity	6,595.1	5,406.7	5,378.5	4,191.0	3,300.2
Return on average equity	18.5%	21.3%	21.3%	20.8%	21.1%
Net cash provided by operating activities	1,460.7	1,175.9	1,028.3	867.3	833.4
Number of shareholders of record	4,607	4,500	4,373	4,091	3,979
Number of employees	18,582	17,594	16,026	18,806	17,265

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Throughout this discussion, references are made to the following financial measures: “constant currency,” “adjusted net earnings,” “adjusted basic net earnings per share,” “adjusted diluted net earnings per share,” “adjusted net earnings from continuing operations,” “adjusted basic net earnings per share from continuing operations” and “adjusted diluted net earnings per share from continuing operations.” These financial measures are an alternative representation of Stryker Corporation’s (the Company or Stryker) past and potential future operational performance and do not replace the presentation of the Company’s reported financial results under U.S. generally accepted accounting principles (GAAP). The Company has provided these supplemental non-GAAP financial measures because they provide meaningful information regarding the Company’s results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures for reviewing the operating results of its business segments, for analyzing potential future business trends in connection with its budget process and bases certain annual bonus plans on these non-GAAP financial measures. In order to measure the Company’s sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales. Constant currency results are calculated by translating current year results at prior year average foreign currency exchange rates. In order to measure earnings performance on a consistent and comparable basis, the Company excludes the patent litigation gain and the income tax expenses associated with the repatriation of foreign earnings recorded in 2009, the restructuring charges recorded in 2009 and 2008, and the intangible asset impairment charge recorded in 2007, each of which affects the comparability of operating results and the trend of earnings. Additional details regarding the nature, determination and financial statement impact of these items are included in Results of Operations. In addition, the Company believes investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results. The Company encourages investors and other users of these financial statements to review its Consolidated Financial Statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

Executive Level Overview

Stryker is one of the world’s leading medical technology companies with the most broadly based range of products in orthopaedics and a significant presence in other medical specialties. Stryker works with respected medical professionals to help people lead more active and more satisfying lives. The Company’s products include implants used in joint replacement, trauma and spinal surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment as well as other medical device products used in a variety of medical specialties.

Domestic sales accounted for 64% of total revenues in 2009. Most of the Company’s products are marketed directly to doctors, hospitals and other healthcare facilities by approximately 4,100 sales and marketing personnel in the United States. Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 36% of total revenues in 2009. The Company’s products are sold in more than 100 countries through Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

The Company’s business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

In the fourth quarter of 2009, the Company acquired Ascent Healthcare Solutions, Inc. (Ascent), the market leader in the reprocessing and remanufacturing of medical devices in the United States, for $525.0 million in an all cash transaction. In addition, the Company settled an outstanding patent infringement lawsuit and received $62.5 million pursuant to a confidential settlement. The Company also repatriated $787.0 million of foreign earnings to the United States which was used in part to fund the acquisition of Ascent. In the third quarter of 2009, the Company decided to terminate certain third-party agreements at the Company’s EMEA Division, to simplify the organization structure at its Biotech, EMEA, Japan and Canada divisions and to discontinue selling certain products within its Orthopaedic Implants and MedSurg business segments. Additional details, including the financial statement impact of these transactions, are included in Results of Operations and Liquidity and Capital Resources.

In 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain current and former employees of Stryker Biotech with wire fraud, conspiracy to defraud the U.S. Food and Drug Administration (FDA), distribution of a misbranded device and false statements to the FDA. The Company still hopes to be able to reach a fair and just resolution of this matter. Conviction of these charges could result in significant monetary fines and Stryker Biotech’s exclusion from participating in federal and state healthcare programs, which could have a material affect on Stryker Biotech’s business. However, the ultimate resolution of these matters is not reasonably estimatable at this time. The Company understands that certain former Stryker Biotech employees have pled guilty to charges in connection with this matter. In 2009 the FDA Orthopaedic and Rehabilitation Devices Advisory Panel voted not to recommend that the Company receive marketing approval for its OP-1 Putty. The Company is reviewing its strategic alternatives for OP-1, which could be impacted by the ultimate resolution of the indictment.

In the fourth quarter of 2008, the Company decided to simplify the structure of its Japanese distribution business and to substantially reduce development efforts associated with the product technologies acquired from Sightline Technologies Ltd. (Sightline) in 2006. Unanticipated issues arose that delayed the regulatory approval and commercialization efforts of new products associated with the product technologies acquired. Additional details, including the financial statement impact resulting from those decisions, are included in Results of Operations.

Results of Operations

The table below outlines the components of net earnings from continuing operations from the Consolidated Statements of Earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

	Percentage of Net Sales			Percentage Change
	2009	2008	2007	2009/2008	2008/2007
Net sales	100.0%	100.0%	100.0%	0%	12%
Cost of sales	32.5	31.7	31.1	2	14

Gross profit	67.5	68.3	68.9	(1)	11
Research, development and engineering expenses	5.0	5.5	6.3	(9)	(2)
Selling, general and administrative expenses	37.3	39.1	39.9	(5)	10
Intangibles amortization	0.5	0.6	0.7	(11)	(3)
Restructuring charges	1.0	0.5	—	92	—
Intangible asset impairment	—	—	0.3	—	(100)

Operating income	23.7	22.6	21.8	5	16
Other income (expense)	0.4	0.9	1.0	(52)	(3)

Earnings from continuing operations before income taxes	24.2	23.5	22.8	3	15
Income taxes	7.7	6.4	6.4	19	13

Net earnings from continuing operations	16.5%	17.1%	16.4%	(4)	16

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment includes orthopaedic reconstructive (hip and knee), trauma, craniomaxillofacial and spinal implant systems and other related products. The MedSurg Equipment segment includes surgical equipment and surgical navigation systems; endoscopic and communications systems; as well as patient handling and emergency medical equipment.

The table below sets forth domestic/international and product line sales information (in millions):

				Percentage Change
	Net Sales			2009/2008		2008/2007
				Reported	Constant Currency	Reported	Constant Currency
	2009	2008	2007
Domestic/international sales:
Domestic	$4,317.4	$4,282.2	$3,850.3	1%	1%	11%	11%
International	2,405.7	2,436.0	2,150.2	(1)	3	13	9

Total net sales	$6,723.1	$6,718.2	$6,000.5	0	2	12	11

Product line sales:
Orthopaedic Implants	$4,119.7	$3,967.5	$3,587.3	4	6	11	9
MedSurg Equipment	2,603.4	2,750.7	2,413.2	(5)	(4)	14	13

Total net sales	$6,723.1	$6,718.2	$6,000.5	0	2	12	11

The tables below set forth additional geographical sales growth information for significant products within the Company’s Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis:

	Year Ended December 31, 2009
	Percentage Change
	Domestic	International		Total
	Reported	Reported	Constant Currency	Reported	Constant Currency
Orthopaedic Implants sales:
Hips	6	(2)	4	2	5
Knees	10	(5)	0	4	6
Trauma	10	2	4	5	6
Spine	11	9	12	10	11
Craniomaxillofacial	13	(2)	2	8	9
Total Orthopaedic Implants	7	(1)	3	4	6

MedSurg Equipment sales:
Surgical equipment and surgical navigation systems	2	(2)	3	1	2
Endoscopic and communications systems	(5)	6	11	(2)	(1)
Patient handling and emergency medical equipment	(23)	(17)	(12)	(22)	(20)
Total MedSurg Equipment	(7)	(2)	3	(5)	(4)

	Year Ended December 31, 2008
	Percentage Change
	Domestic	International		Total
	Reported	Reported	Constant Currency	Reported	Constant Currency
Orthopaedic Implants sales:
Hips	2	3	0	3	1
Knees	15	13	10	14	13
Trauma	20	17	10	18	14
Spine	22	14	8	19	18
Craniomaxillofacial	21	6	3	16	15
Total Orthopaedic Implants	11	10	6	11	9

MedSurg Equipment sales:
Surgical equipment and surgical navigation systems	16	18	14	17	15
Endoscopic, communications and digital imaging systems	6	18	15	9	8
Patient handling and emergency medical equipment	13	43	41	18	17
Total MedSurg Equipment	11	22	18	14	13

2009 Compared with 2008

The Company’s net sales increased to $6,723.1 million in 2009 from $6,718.2 million in 2008. Net sales grew by 2% as a result of increased unit volume and changes in product mix partially offset by unfavorable changes in foreign currency exchange rates.

The Company’s domestic sales were $4,317.4 million for 2009, representing an increase of 1%, as a result of higher shipments of Orthopaedic Implants partially offset by lower shipments of MedSurg Equipment. International sales were $2,405.7 million for 2009, representing a decrease of 1%. The impact of foreign currency comparisons to the dollar value of international sales was unfavorable by $110.1 million for 2009. On a constant currency basis, international sales increased 3% in 2009 as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.

Worldwide sales of Orthopaedic Implants were $4,119.7 million for 2009, representing an increase of 4%. On a constant currency basis, sales of Orthopaedic Implants increased 6% in 2009 as a result of higher shipments of hips, knees, trauma, craniomaxillofacial and spinal implant systems.

Hip Implant Systems: Sales of hip implant systems increased 2% in 2009 (5% on a constant currency basis). In the United States, sales growth was driven by Trident hip products, X3 Polyethylene hip products, Accolade cementless hip products and Restoration Modular Hip System revision hip products. Sales growth in several hip systems, including X3 Polyethylene and Accolade cementless hip products in Europe, Canada and the Latin America and Pacific regions and Trident in Japan, also contributed to the Company’s constant currency sales growth in 2009.

Knee Implant Systems: Sales of knee implant systems increased 4% in 2009 (6% on a constant currency basis) due to strong sales growth in the Triathlon Knee System in the United States, Europe, Japan, Canada and the Pacific region and solid sales growth in the Scorpio Knee System in the Latin America region.

Trauma Implant Systems: Sales of trauma implant systems increased 5% in 2009 (6% on a constant currency basis) as a result of sales growth in the Gamma 3 Hip Fracture System and the SPS Calcaneal Foot Plating System in the United States, Europe, Canada, Latin America and Pacific regions as well as sales growth in the Company’s VariAx Distal Radius System in Europe, Canada and the Latin America region. Strong sales growth in the HydroSet injectable bone substitute product in the United States, Canada and the Pacific region also contributed to the Company’s constant currency sales growth in 2009.

Spinal Implant Systems: Sales of spinal implant systems increased 10% in 2009 (11% on a constant currency basis). The increase was driven by strong worldwide sales growth of thoracolumbar implant systems, interbody devices and cervical implants in the United States, Europe and the Latin America and Pacific regions.

Craniomaxillofacial Implant Systems: Sales of craniomaxillofacial (CMF) implant systems increased 8% in 2009 (9% on a constant currency basis) primarily due to strong sales growth of products for neurological indications in the United States, Japan, Canada and the Latin America and Pacific regions. Sales growth of the HydroSet injectable bone substitute products in the United States, Europe Canada and the Pacific region also contributed to the Company’s constant currency sales growth.

Worldwide sales of MedSurg Equipment were $2,603.4 million for 2009, representing a decrease of 5%. The general economic slowdown in the United States resulted in a significant and rapid contraction in hospital capital budgets that depressed demand for certain MedSurg Equipment products. The severe weakening of the economy caused the Company’s hospital customers to reduce capital purchases, which generate about 60% of sales within the MedSurg Equipment segment, to a degree not previously experienced in prior recessionary periods. On a constant currency basis, sales of MedSurg Equipment decreased 4% in 2009 as higher shipments of surgical equipment and surgical navigation systems were offset by lower shipments of endoscopic and communication systems as well as patient handling and emergency medical equipment.

Surgical Equipment and Surgical Navigation Systems: Sales of surgical equipment and surgical navigation systems increased 1% in 2009 (2% on a constant currency basis) due to worldwide sales growth in operating room equipment as well as sales growth in powered surgical products in the United States, Europe, Japan and the Latin America region and sales growth in interventional pain products in the United States, Japan and the Pacific region.

Endoscopic and Communications Systems: Sales of endoscopic and communications systems decreased 2% in 2009 (1% decrease on a constant currency basis) due to lower sales of medical video imaging equipment products and image portal products in the United States partially offset by worldwide sales growth in arthroscopy and general surgery products as well as sales growth in communications products in Japan and the Latin America and Pacific regions and medical video imaging equipment in Europe, Japan and the Latin America and Pacific regions.

Patient Handling and Emergency Medical Equipment: Sales of patient handling and emergency medical equipment decreased 22% in 2009 (20% decrease on a constant currency basis) due to lower worldwide sales of hospital bed products and stretchers in the United States, Europe, Canada and the Pacific and Latin America regions, partially offset by sales growth in stretchers in Japan and emergency medical equipment in the United States.

Cost of sales represented 32.5% of sales in 2009 compared with 31.7% in 2008. The increase in the cost of sales percentage is primarily due to increased spending for compliance initiatives, higher excess and obsolete inventory costs associated with the Orthopaedic Implants businesses as well as higher unabsorbed costs due to lower production levels.

Research, development and engineering expenses represented 5.0% of sales in 2009 compared with 5.5% in 2008. The spending level in 2009 decreased by 9% to $336.2 million due to tight control on discretionary spending as well as the Company’s continued focus of certain research and development resources on compliance initiatives. New product introductions in 2009 for the Orthopaedic Implants segment included the Rejuvenate Modular Primary Hip system; the VariAx elbow plating system and the Xia Uniplanar Titanium Spinal System. Within the MedSurg equipment segment, new product introductions in 2009 included the 1288 HD Camera, the Impression non-powered support surface, the Flyte Suit personal protection system and the RemB micro electric system.

Selling, general and administrative expenses decreased 5% in 2009 and represented 37.3% of sales compared with 39.1% in 2008. In 2009 the Company settled an outstanding patent infringement lawsuit and received $62.5 million pursuant to a confidential settlement agreement. This gain represented a reduction to selling, general and administrative expenses. The remaining decrease in selling, general and administrative expenses as a percent of sales in 2009 is due to tight control on discretionary spending that more than offset increased legal settlement costs, net of insurance recoveries, recorded for certain product liability claims.

In 2009 the Company recorded $67.0 million ($48.4 million net of income taxes) in restructuring charges related to decisions to terminate certain third-party agent agreements at the Company’s EMEA Division, to simplify the organization structure at its Biotech, EMEA, Japan and Canada divisions and to discontinue selling certain products within its Orthopaedic Implants and MedSurg Equipment segments. In 2008 the Company recorded $34.9 million ($21.7 million net of income taxes) in restructuring charges related to the decisions to simplify the structure of the Company’s Japanese distribution business and to substantially reduce development efforts associated with Sightline product technologies acquired in 2006.

Interest and marketable securities income, which is included in other income (expense), decreased to $53.9 million in 2009 from $97.7 million in 2008 primarily as a result of lower average yields on the Company’s investments.

The Company’s effective income tax rate on earnings for the year ended December 31, 2009 was 31.8% compared to an effective income tax rate for the year ended December 31, 2008 of 27.4%. The effective income tax rate for the year ended December 31, 2009 reflects the impact of restructuring charges of $48.4 million (net of $18.6 million income tax benefits), the patent litigation gain of $42.9 million (net of $19.6 million income tax expenses) and the impact of the $67.1 million income tax expenses associated with the repatriation of foreign earnings of $787.0 million. The effective income tax rate for the year ended December 31, 2008 reflects the impact of the restructuring charges of $21.7 million (net of $13.2 million income tax benefits). In addition to these factors, the Company’s reported effective income tax rates for the years ended December 31, 2009 and 2008 are lower than the U.S. statutory income tax rate primarily as a result of manufacturing in lower income tax jurisdictions.

Net earnings decreased 4% in 2009 to $1,107.4 million from $1,147.8 million in 2008. Basic net earnings per share decreased 1% in 2009 to $2.79 from $2.81 in 2008, and diluted net earnings per share decreased to $2.77 in 2009 from $2.78 in 2008.

Excluding the impact of the patent litigation gain, the income tax charge associated with the repatriation of foreign earnings and the restructuring charges recorded in 2009 and 2008, adjusted net earnings increased 1% in 2009 to $1,180.0 million from $1,169.5 million in 2008. Adjusted basic net earnings per share increased 4% in 2009 to $2.97 from $2.87 in 2008 and adjusted diluted net earnings per share increased 4% in 2009 to $2.95 from $2.83 in 2008.

The reconciliations of these non-GAAP financial measures are as follows (in millions, except per share amounts):

	2009	2008	Percentage Change
Reported net earnings	$1,107.4	$1,147.8	(4)
Restructuring charges	48.4	21.7	123
Patent litigation gain	(42.9)	—	—
Income taxes on repatriation of foreign earnings	67.1	—	—

Adjusted net earnings	$1,180.0	$1,169.5	1

Basic net earnings per share of common stock:
Reported basic net earnings per share	$2.79	$2.81	(1)
Restructuring charges	$0.12	$0.05	140
Patent litigation gain	$(0.11)	—	—
Income taxes on repatriation of foreign earnings	$0.17	—	—
Adjusted basic net earnings per share	$2.97	$2.87	4

Weighted-average basic shares outstanding	397.4	408.1

Diluted net earnings per share of common stock:
Reported diluted net earnings per share	$2.77	$2.78	(0)
Restructuring charges	$0.12	$0.05	140
Patent litigation gain	$(0.11)	—	—
Income taxes on repatriation of foreign earnings	$0.17	—	—
Adjusted diluted net earnings per share	$2.95	$2.83	4

Weighted-average diluted shares outstanding	399.4	413.6

The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

2008 Compared with 2007

The Company’s net sales increased 12% in 2008 to $6,718.2 million from $6,000.5 million in 2007. Net sales grew by 11% as a result of increased unit volume and changes in product mix and by 1% due to favorable changes in foreign currency exchange rates.

The Company’s domestic sales were $4,282.2 million for 2008, representing an increase of 11%, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment. International sales were $2,436.0 million for 2008, representing an increase of 13%. The impact of foreign currency comparisons to the dollar value of international sales was favorable by $84.7 million for 2008. On a constant currency basis, international sales increased 9% in 2008 as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.

Worldwide sales of Orthopaedic Implants were $3,967.5 million for 2008, representing an increase of 11%. On a constant currency basis, sales of Orthopaedic Implants increased 9% in 2008 as a result of higher shipments of reconstructive, trauma, spinal and craniomaxillofacial implant systems and bone cement.

Hip Implant Systems: Sales of hip implant systems increased 3% in 2008 (1% on a constant currency basis). In the United States, sales growth was driven by increased sales of the Cormet Hip Resurfacing product and sales growth in X3 Polyethylene and Accolade cementless hip products, partially offset by declines in other hip systems. Sales growth in several hip systems, including Accolade, X3 Polyethylene and ABG II in Europe and Secur-Fit in Japan and the Pacific region, also contributed to the Company’s constant currency sales growth in 2008.

Knee Implant Systems: Sales of knee implant systems increased 14% in 2008 (13% on a constant currency basis) due to strong sales growth in the Triathlon Knee System in the United States, Europe, Canada and the Pacific region and solid sales growth in the Scorpio Knee System in Japan and the Latin America region.

Trauma Implant Systems: Sales of trauma implant systems increased 18% in 2008 (14% on a constant currency basis) as a result of strong worldwide sales growth in the Gamma3 Hip Fracture System and the SPS Calcaneal Foot Plating System and strong sales growth in the Company’s T2 Nailing System in the United States, Canada and the Pacific region. Strong sales growth in the HydroSet injectable bone substitute product in the United States and the Pacific region also contributed to the Company’s constant currency sales growth in 2008.

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

Endoscopic and Communications: Sales of endoscopic and communications systems increased 9% in 2008 (8% on a constant currency basis) as a result of strong worldwide sales growth in arthroscopy and general surgery as well as strong international sales growth of medical video imaging equipment, led by the 1188 HD camera and complimentary products, partially offset by lower sales of medical video imaging equipment in the United States. Strong sales growth in communication products, led by the SwitchPoint Infinity 2, in the United States and Canada also contributed to the Company’s constant currency sales growth.

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

Research, development and engineering expenses represented 5.5% of sales in 2008 compared with 6.3% in 2007. As anticipated, the spending level in 2008 decreased by 2% to $367.8 million as the Company implemented a more normalized level of spending for these costs compared to prior periods as well as the Company’s focus of certain research and development resources on compliance initiatives, which has slowed down some research and development projects and reduced outside contractor spending on certain projects. New product introductions in 2008 for the Orthopaedic Implants segment included the Tritanium Primary Hip System; the Triathlon TS Revision Knee System; the Triathlon Partial Knee Resurfacing System; the Asnis Screw System; the VariAx Hand and Foot Trauma Systems; and the Xia III Thoracolumbar Spinal System. Within the MedSurg Equipment segment, new product introductions in 2008 included the S3 Med/Surg Hospital Bed and the Neptune 2 Waste Management System.

Selling, general and administrative expenses increased 10% in 2008 and represented 39.1% of sales compared with 39.9% in 2007. The decrease in selling, general and administrative expenses as a percent of sales in 2008 is due to tight control of discretionary spending in the second half of 2008 partially offset by increases in sales-related costs and costs associated with compliance activities.

In 2008 the Company recorded $34.9 million ($21.7 million net of income taxes) in restructuring charges related to the decisions to simplify the structure of the Company’s Japanese distribution business and to substantially reduce development efforts associated with Sightline product technologies acquired in 2006. In 2007 the Company recorded a $19.8 million charge ($12.7 million net of income taxes) to write off patents associated with intervertebral body fusion cage products. The impairment followed a U.S. Food and Drug Administration (FDA) decision to downgrade certain intervertebral body fusion products to Class II devices, along with a weak market for sales of these specific products. As a result, the Company performed a discounted cash flow analysis over the remaining life of the patented technologies and determined that the charge was required.

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

The Company’s effective income tax rate on earnings from continuing operations for the year ended December 31, 2008 was 27.4% compared to an effective income tax rate for the year ended December 31, 2007 of 28.0%. The effective income tax rate for the year ended December 31, 2008 reflects the impact of the restructuring charges of $21.7 million (net of $13.2 million income tax benefits). The effective income tax rate for the year ended December 31, 2007 reflects the impact of the intangible asset impairment charge of $12.7 million (net of $7.1 million income tax benefit). In addition to these factors, the Company’s reported effective income tax rates for the years ended December 31, 2008 and 2007 are lower than the U.S. statutory income tax rate primarily as a result of manufacturing in lower income tax jurisdictions.

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

The reconciliations of these non-GAAP financial measures are as follows (in millions, except per share amounts):

	2008	2007	Percentage Change
Reported net earnings from continuing operations	$1,147.8	$986.7	16
Restructuring charges	21.7	—	—
Intangible asset impairment	—	12.7	(100)

Adjusted net earnings from continuing operations	$1,169.5	$999.4	17

Basic net earnings per share of common stock from continuing operations:
Reported basic net earnings per share from continuing operations	$2.81	$2.41	17
Restructuring charges	$0.05	—	—
Intangible asset impairment	—	$0.03	(100)
Adjusted basic net earnings per share from continuing operations	$2.87	$2.44	18

Weighted-average basic shares outstanding	408.1	409.7

Diluted net earnings per share of common stock from continuing operations:
Reported diluted net earnings per share from continuing operations	$2.78	$2.37	17
Restructuring charges	$0.05	—	—
Intangible asset impairment	—	$0.03	(100)
Adjusted diluted net earnings per share from continuing operations	$2.83	$2.40	18

Weighted-average diluted shares outstanding	413.6	417.2

The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Net earnings for the year ended December 31, 2007 included a gain of $25.7 million (net of income taxes), or $0.06 per diluted share, to reflect the divestiture of the Company’s outpatient physical therapy business, Physiotherapy Associates, and net earnings from discontinued operations of $5.0 million, or $0.01 per diluted share.

Net earnings increased 13% in 2008 to $1,147.8 million from $1,017.4 million in 2007. Basic net earnings per share increased 13% in 2008 to $2.81 from $2.48 in 2007, and diluted net earnings per share increased 14% in 2008 to $2.78 from $2.44 in 2007.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2009 increased $893.0 million to $4,410.2 million from $3,517.2 million at December 31, 2008. The increase in working capital resulted from cash earnings, increases in accounts receivable and prepaid expenses partially offset by the use of cash to fund dividend payments and acquisitions. The increase in working capital is also due to the reclassification of auction rate securities (ARS) from non-current assets to current assets within the Consolidated Balance Sheet at December 31, 2009, as more fully described below. Accounts receivable days sales outstanding was 56 days at December 31, 2009 and 59 days at December 31, 2008. Days sales in inventory decreased by 10 days to 145 days at December 31, 2009 from 155 days at December 31, 2008. Days sales in inventory at December 31, 2009 is lower than the December 31, 2008 level primarily due to lower levels of inventory resulting from a slowdown in sales as well as higher excess and obsolete inventory costs associated with the Orthopaedic Implants businesses.

The Company generated cash of $1,460.7 million from operations in 2009 compared with $1,175.9 million in 2008. The increase in cash from operations in 2009 is primarily due to a reduction in inventories, slower growth in accounts receivable and increases in income taxes payable.

In 2009 the Company used cash of $131.3 million for capital expenditures. In addition, the Company used cash of $198.4 million for the payment of dividends and $570.2 million of cash to fund acquisitions. The Company also purchased and sold marketable securities, which are classified as available-for-sale investments in accordance with the provisions of the Investments-Debt and Equity Securities Topic of the Financial Accounting Standard Board (FASB) Accounting Standards Codification (Codification).

The Company had $658.7 million in cash and cash equivalents and $2,296.1 million in current marketable securities at December 31, 2009. The Company had outstanding borrowings totaling $18.0 million at that date, all of which were classified as current obligations. The Company believes its cash on hand and marketable securities, proceeds from the January 2010 note offering as more fully described below as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings; loaner instrumentation for surgical implants in support of new product launches; required debt repayments and the payment of dividends.

On January 15, 2010, the Company sold $500.0 million of senior unsecured notes due January 15, 2015 (the “2015 Notes”) and $500.0 million of senior unsecured notes due January 15, 2020 (the “2020 Notes”). The 2015 Notes will bear interest at 3.00% per year and, unless previously redeemed, will mature on January 15, 2015. The 2020 Notes will bear interest at 4.375% per year and, unless previously redeemed, will mature on January 15, 2020. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities.

Should additional funds be required, the Company had $1,049.2 million of additional borrowing capacity available under all of its existing credit facilities as of December 31, 2009, including the Company’s $1,000.0 million 5-year nonamortizing, revolving Unsecured Credit Facility that expires in November 2010.

The Company’s additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

	Total Amount Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	In Excess of 1 Year
Unsecured Credit Facility and other lines of credit	$1,049.2	$1,015.3	$33.9

The Company reviews declines in the fair value of its investments classified as available-for-sale for impairment in accordance with the provisions of the Investments-Debt and Equity Securities Topic of the FASB Codification in order to determine whether the decline in fair value is an other-than-temporary impairment. Other-than-temporary impairments of available-for-sale marketable securities are recorded in earnings.

Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the ARS investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids. To date, the Company has collected all interest receivable on outstanding ARS when due and expects to continue to do so in the future. Due to current market conditions, the ARS investments have continued to experience failed auctions. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. The Company does not anticipate that the lack of liquidity in its ARS, even for an extended period of time, will affect its ability to finance its operations, including its expansion programs and planned capital expenditures. The Company continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments.

As of December 31, 2009, the Company held $156.3 million, at par value, of ARS investments. In 2008 the Company entered into an ARS Rights agreement (Rights) with UBS Financial Services Inc. (UBS), one of its investment providers, whereby the Company received the right to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are nontransferable securities registered with the U.S. Securities and Exchange Commission (U.S. SEC). As a result of accepting the ARS Rights, the Company has released UBS and its employees/agents from all claims except claims for consequential damages directly or indirectly relating to UBS’s marketing and sale of ARS and agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund. The Company has elected to apply the fair value option to its ARS Rights pursuant to the provisions of the Financial Instruments Topic of the FASB Codification. As a result of this election, in the twelve-month period ended December 31, 2009, the Company recorded a loss of $11.0 million in other income (expense) to recognize the change in fair value estimate of its ARS Rights; the loss was offset by a corresponding gain in the fair value estimate of the related trading marketable securities. The Company intends to exercise its ARS Rights described above when it becomes due and has, therefore, reclassified the ARS as current marketable securities within its Consolidated Balance Sheet as of December 31, 2009.

The Company’s future contractual obligations for agreements with initial terms greater than 1 year, including agreements to purchase materials in the normal course of business, are summarized as follows (in millions):

	Payment Period						Total
	2010	2011	2012	2013	2014	After 2014
Long-term debt	$18.0	$—	$—	$—	$—	$—	$18.0
Operating leases	49.0	34.3	26.3	19.4	14.3	24.8	168.1
Unconditional purchase obligations	388.9	124.5	16.2	1.9	1.3	1.3	534.1
Contributions to defined benefit plans	19.0	—	—	—	—	—	19.0
Other	4.0	2.1	1.6	2.1	1.3	46.4	57.5

	$478.9	$160.9	$44.1	$23.4	$16.9	$72.5	$796.7

As further described in Note 12 to the Consolidated Financial Statements, as of December 31, 2009 the Company’s defined benefit pension plans are in an underfunded status of $85.1 million. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset performance, changes in interest rates and the potential for changes in legislation in the United States and other foreign jurisdictions, the Company is not able to reasonably estimate the future periods, beyond 2010, in which contributions to fund defined benefit pension plans will be made. As further described in Note 13 to the Consolidated Financial Statements, as of December 31, 2009, the Company has recorded a liability for unresolved income tax positions of $292.7 million. Due to uncertainties regarding the ultimate resolution of income tax audits, the Company is not able to reasonably estimate the amount or the future periods in which income tax payments to settle these unresolved income tax positions will be made.

Critical Accounting Policies and Estimates

The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis. Estimates are based on historical experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory Reserves

The Company maintains reserves for excess and obsolete inventory resulting from the potential inability to sell its products at prices in excess of current carrying costs. The markets in which the Company operates are highly competitive and new products and surgical procedures are introduced on an ongoing basis. These marketplace changes may cause some of the Company’s products to become obsolete. The Company makes estimates regarding the future recoverability of the costs of these products and records a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write downs may be required, which could unfavorably affect future operating results.

Income Taxes

The Company operates in multiple income tax jurisdictions both inside and outside the United States. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions. Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing and product royalty arrangements, may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates. Because income tax adjustments in certain jurisdictions can be significant, the Company records accruals representing management’s best estimate of the probable resolution of these matters. To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated probable outcome.

Recently Adopted Accounting Standards

In 2009 the Company adopted the provisions of the Business Combinations Topic of the FASB Codification. This topic significantly changes the principles and requirements for how an acquisition is recognized and measured in financial statements, including the identifiable assets acquired and the liabilities assumed. This topic also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The additional disclosure requirements regarding the Business Combinations Topic of the FASB Codification are included in Note 5 to the Consolidated Financial Statements.

In 2008 the Company adopted the provisions of the Fair Value Measurements and Disclosures Topic of the FASB Codification for financial assets and liabilities measured on a recurring basis. This topic applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. There was no impact to the Consolidated Financial Statements as a result of the adoption of this topic. The additional disclosure requirements regarding fair value measurements are included in Note 2 to the Consolidated Financial Statements. In 2009 the Company adopted the non-financial assets and liabilities guidance of the Fair Value Measurement and Disclosures Topic that were previously deferred.

In 2008 the Company adopted the provisions of the Financial Instruments Topic of the FASB Codification. This topic allows companies the option to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company has elected to apply the fair value option to its ARS Rights agreement as more fully described in Liquidity and Capital Resources.

Other Matters

The Company distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as weak economic conditions or changes in foreign currency exchange rates. The Company’s operating results are primarily exposed to changes in exchange rates among the U.S. dollar, European currencies, in particular the euro and the British pound, the Japanese yen, the Australian dollar and the Canadian dollar. When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. The Company develops and manufactures its products in the United States, Canada, China, France, Germany, Ireland, Puerto Rico and Switzerland and incurs costs in the applicable local currencies. This worldwide deployment of facilities serves to partially mitigate the impact of currency exchange rate changes on the Company’s cost of sales.

The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. These nonfunctional currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products as well as, in 2009, intercompany loans associated with the repatriation of foreign earnings. The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies. All forward currency exchange contracts are recorded at their fair value each period, with resulting gains (losses) included in other income (expense) in the Consolidated Statements of Earnings.

At December 31, 2009, the Company had outstanding forward currency exchange contracts to purchase $2,041.1 million and sell $280.5 million of various currencies (principally U.S. dollars and euros) with maturities ranging from 4 to 106 days. At December 31, 2008, the Company had outstanding forward currency exchange contracts to purchase $412.5 million and sell $288.4 million of various currencies (principally U.S. dollars and euros) with maturities ranging from 2 to 110 days. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. A hypothetical 10% change in foreign currencies relative to the U.S. dollar would change the December 31, 2009 fair value by approximately $79.1 million. The Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of the counterparties.

The Company has certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currency exchange rates. For the year ended December 31, 2009, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets and the related foreign currency translation adjustment gain in shareholders’ equity by $73.8 million to $277.5 million from $203.7 million at December 31, 2008.

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

In 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain current and former employees of Stryker Biotech with wire fraud, conspiracy to defraud the U.S. Food and Drug Administration (FDA), distribution of a misbranded device and false statements to the FDA. The Company still hopes to be able to reach a fair and just resolution of this matter. Conviction of these charges could result in significant monetary fines and Stryker Biotech’s exclusion from participating in federal and state health care programs, which could have a material affect on Stryker Biotech’s business. However, the ultimate resolution of these matters is not reasonably estimatable at this time. The Company understands that certain former Stryker Biotech employees have pled guilty to charges in connection with this matter.

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

Quantitative and qualitative disclosures about market risk are included in the “Results of Operations, Liquidity and Capital Resources” and “Other Matters” sections of the Company’s Management’s Discussion and Analysis of Financial Condition in Item 7 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Stryker Corporation:

We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2009 the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stryker Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Grand Rapids, Michigan

February 26, 2010

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$658.7	$701.1
Marketable securities	2,296.1	1,494.5
Accounts receivable, less allowance of $66.3 ($44.5 in 2008)	1,147.1	1,129.5
Inventories	943.0	952.7
Deferred income taxes	602.2	521.9
Prepaid expenses and other current assets	204.1	179.6

Total current assets	5,851.2	4,979.3

Property, Plant and Equipment
Land, buildings and improvements	693.4	686.7
Machinery and equipment	1,270.3	1,184.3

Total Property, Plant and Equipment	1,963.7	1,871.0
Less allowance for depreciation	1,016.1	907.2

Net Property, Plant and Equipment	947.6	963.8

Other Assets
Goodwill	956.8	567.5
Other intangibles, less accumulated amortization of $421.0 ($383.8 in 2008)	634.7	368.0
Loaner instrumentation, less accumulated amortization of $771.3 ($708.3 in 2008)	285.4	275.2
Deferred income taxes	258.9	212.2
Other	136.7	237.3

Total assets	$9,071.3	$7,603.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$200.2	$274.3
Accrued compensation	354.1	336.8
Income taxes	134.7	30.0
Dividend payable	59.7	158.6
Accrued expenses and other liabilities	674.3	641.9
Current maturities of long-term debt	18.0	20.5

Total current liabilities	1,441.0	1,462.1

Other Liabilities	1,035.2	734.5

Shareholders’ Equity
Common stock, $0.10 par value:
Authorized—1,000.0 shares, Outstanding -397.9 shares (396.4 in 2008)	39.8	39.6
Additional paid-in capital	899.9	812.8
Retained earnings	5,397.4	4,389.5
Accumulated other comprehensive gain	258.0	164.8

Total shareholders’ equity	6,595.1	5,406.7

Total liabilities & shareholders’ equity	$9,071.3	$7,603.3

See accompanying notes to Consolidated Financial Statements.

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	Years Ended December 31
	2009	2008	2007
Net sales	$6,723.1	$6,718.2	$6,000.5
Cost of sales	2,183.7	2,131.4	1,865.2

Gross profit	4,539.4	4,586.8	4,135.3
Research, development and engineering expenses	336.2	367.8	375.3
Selling, general and administrative expenses	2,506.3	2,625.1	2,391.5
Intangible asset amortization	35.5	40.0	41.4
Restructuring charges	67.0	34.9	—
Intangible asset impairment	—	—	19.8

Total operating expenses	2,945.0	3,067.8	2,828.0

Operating income	1,594.4	1,519.0	1,307.3
Other income (expense)	29.5	61.2	62.8

Earnings from continuing operations before income taxes	1,623.9	1,580.2	1,370.1
Income taxes	516.5	432.4	383.4

Net earnings from continuing operations	1,107.4	1,147.8	986.7
Net earnings from discontinued operations	—	—	5.0
Net gain on sale of discontinued operations	—	—	25.7

Net earnings	$1,107.4	$1,147.8	$1,017.4

Basic net earnings per share of common stock:
Net earnings from continuing operations	$2.79	$2.81	$2.41
Net earnings from discontinued operations	—	—	$0.01
Net gain on sale of discontinued operations	—	—	$0.06
Basic net earnings per share of common stock	$2.79	$2.81	$2.48

Diluted net earnings per share of common stock:
Net earnings from continuing operations	$2.77	$2.78	$2.37
Net earnings from discontinued operations	—	—	$0.01
Net gain on sale of discontinued operations	—	—	$0.06
Diluted net earnings per share of common stock	$2.77	$2.78	$2.44

See accompanying notes to Consolidated Financial Statements.

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total
Balances at January 1, 2007	$40.8	$569.1	$3,490.5	$90.6	$4,191.0
Net earnings for 2007	—	—	1,017.4	—	1,017.4
Unrealized gains on securities, net of $0.8 income tax expense	—	—	—	1.1	1.1
Unfunded pension gains, net of $5.5 income tax expense	—	—	—	16.4	16.4
Foreign currency translation adjustments	—	—	—	152.7	152.7

Comprehensive earnings for 2007					1,187.6
Issuance of 3.0 shares of common stock under stock option and benefit plans, including $43.5 excess income tax benefit	0.3	80.4	—	—	80.7
Share-based compensation	—	62.4	—	—	62.4
Cash dividend declared of $0.33 per share of common stock	—	—	(135.6)	—	(135.6)
Adjustment to adopt new accounting rules for income tax uncertainties, net of $4.2 income tax benefit	—	—	(7.6)	—	(7.6)

Balances at December 31, 2007	41.1	711.9	4,364.7	260.8	5,378.5
Net earnings for 2008	—	—	1,147.8	—	1,147.8
Unrealized gains on securities, including $0.7 income tax benefit	—	—	—	0.8	0.8
Unfunded pension losses, net of $8.3 income tax benefit	—	—	—	(28.2)	(28.2)
Foreign currency translation adjustments	—	—	—	(68.6)	(68.6)

Comprehensive earnings for 2008					1,051.8
Issuance of 2.8 shares of common stock under stock option and benefit plans, including $33.7 excess income tax benefit	0.2	69.3	—	—	69.5
Share-based compensation	—	65.5	—	—	65.5
Cash dividend declared of $0.40 per share of common stock	—	—	(158.6)	—	(158.6)
Repurchase and retirement of 17.4 million shares of common stock	(1.7)	(33.9)	(964.4)	—	(1,000.0)

Balances at December 31, 2008	39.6	812.8	4,389.5	164.8	5,406.7
Net earnings for 2009	—	—	1,107.4	—	1,107.4
Unrealized gains on securities, including $1.4 income tax expense	—	—	—	2.7	2.7
Unfunded pension gains, net of $8.2 income tax expense	—	—	—	16.7	16.7
Foreign currency translation adjustments	—	—	—	73.8	73.8

Comprehensive earnings for 2009					1,200.6
Issuance of 1.4 shares of common stock under stock option and benefit plans, including $6.9 excess income tax benefit	0.2	24.8	—	—	25.0
Share-based compensation	—	62.3	—	—	62.3
Cash dividends declared of $0.25 per share of common stock	—	—	(99.5)	—	(99.5)

Balances at December 31, 2009	$39.8	$899.9	$5,397.4	$258.0	$6,595.1

See accompanying notes to Consolidated Financial Statements.

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31
	2009	2008	2007
Operating Activities
Net earnings	$1,107.4	$1,147.8	$1,017.4
Less: Net earnings from discontinued operations	—	—	(5.0)
Less: Net gain on sale of discontinued operations	—	—	(25.7)

Net earnings from continuing operations	1,107.4	1,147.8	986.7
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation	165.2	155.4	137.1
Amortization	220.1	232.2	229.5
Share-based compensation	62.3	65.5	61.3
Income tax benefit from exercise of stock options	12.7	44.6	53.3
Excess income tax benefit from exercise of stock options	(6.9)	(33.7)	(43.5)
Restructuring charges	67.0	34.9	—
Payments of restructuring charges	(47.4)	(0.5)	—
Intangible asset impairment	—	—	19.8
Provision for losses on accounts receivable	27.9	10.4	7.3
Deferred income tax credit	(72.7)	(17.6)	(147.1)
Other	10.0	0.2	8.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(9.8)	(131.2)	(133.5)
Inventories	33.7	(180.2)	(89.9)
Loaner instrumentation	(188.6)	(181.8)	(184.9)
Accounts payable	(80.5)	10.4	11.1
Accrued expenses and other liabilities	66.1	54.8	20.4
Income taxes	192.0	(29.1)	83.5
Other	(97.8)	(6.2)	18.9
Net cash used in discontinued operations	—	—	(9.9)

Net cash provided by operating activities	1,460.7	1,175.9	1,028.3

Investing Activities
Acquisitions, net of cash acquired	(570.2)	(14.2)	(54.8)
Proceeds from sale of discontinued operations, net of cash divested	—	—	144.7
Purchases of marketable securities	(4,602.1)	(16,832.3)	(14,851.9)
Proceeds from sales of marketable securities	3,973.7	17,303.2	13,772.4
Purchases of property, plant and equipment	(131.3)	(155.2)	(187.7)
Proceeds from sales of property, plant and equipment	1.5	8.6	0.7
Net cash used by discontinued operations	—	—	(1.6)

Net cash provided by (used in) investing activities	(1,328.4)	310.1	(1,178.2)

Financing Activities
Proceeds from borrowings	16.9	26.0	103.7
Payments on borrowings	(19.6)	(19.3)	(102.9)
Dividends paid	(198.4)	(135.6)	(89.7)
Proceeds from exercise of stock options	6.3	50.1	69.5
Excess income tax benefit from exercise of stock options	6.9	33.7	43.5
Repurchase and retirement of common stock	—	(1,000.0)	—
Other	(5.4)	(1.0)	(10.5)

Net cash provided by (used in) financing activities	(193.3)	(1,046.1)	13.6
Effect of exchange rate changes on cash and cash equivalents	18.6	(29.3)	10.2

Increase (decrease) in cash and cash equivalents	(42.4)	410.6	(126.1)
Cash and cash equivalents at beginning of year	701.1	290.5	416.6

Cash and cash equivalents at end of year	$658.7	$701.1	$290.5

See accompanying notes to Consolidated Financial Statements.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 1

SIGNIFICANT ACCOUNTING POLICIES

Business: Stryker Corporation (the Company or Stryker) is one of the world’s leading medical technology companies with the most broadly based range of products in orthopaedics and a significant presence in other medical specialties. Stryker works with respected medical professionals to help people lead more active and more satisfying lives. The Company’s products include implants used in joint replacement, trauma, and spinal surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment as well as other medical device products used in a variety of medical specialties.

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions.

Use of Estimates: The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) requires Company management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition: A significant portion of the Company’s Orthopaedic Implants revenue is generated from consigned inventory maintained at hospitals or with field representatives. The Company retains title to all inventory held on consignment at hospitals or with field locations until the Company receives appropriate notification that the product has been used or implanted at which time revenue is recognized. The Company records revenue from Orthopaedic Implants not held on consignment and MedSurg Equipment product sales when title and risk of ownership have been transferred to the customer, which is typically upon shipment to the customer. The Company records estimated sales returns, discounts, rebates and other sales incentives as a reduction of net sales in the same period revenue is recognized. Estimates of sales returns are recorded for anticipated product returns based on historical sales and returns information. Estimates of sales discounts, rebates and other sales incentives are recorded based on contractual terms, historical experience and trend analysis.

Shipping and Handling of Products: Amounts billed to customers for shipping and handling of products are included in net sales. Costs incurred related to shipping and handling of products are included in cost of sales.

Foreign Currency Translation: The functional currencies for substantially all of the Company’s international affiliates are their local currencies. Accordingly, the financial statements of these international affiliates are translated into U.S. dollars using current exchange rates for balance sheets and average exchange rates for statements of earnings and cash flows. Unrealized translation adjustments are included in accumulated other comprehensive gain (loss) in shareholders’ equity. Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables or payables, are included in net earnings.

Financial Instruments: The Company’s financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The Company’s estimates of fair value for financial instruments approximate their carrying amounts as of December 31, 2009 and 2008.

The Company adopted the provisions of the Financial Instruments and the Fair Value Measurements and Disclosures Topics of the Financial Accounting Standard Board (FASB) Accounting Standards Codification (Codification) in 2008. The required disclosures regarding the fair value of financial instruments are included in Note 2 to the Consolidated Financial Statements.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Cash equivalents are highly liquid investments with a maturity of three months or less when purchased. Marketable securities consist of marketable debt securities and certificates of deposit and mutual funds. Mutual funds are acquired to offset changes in certain liabilities related to deferred compensation arrangements and are expected to be used to settle these liabilities. Pursuant to the Company’s investment policy, all individual marketable security investments must have a minimum credit quality of single A (per Standard & Poor’s or Fitch) or A2 (per Moody’s Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (per Standard & Poor’s or Fitch) or Aa (per Moody’s Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to the Company’s marketable security investment portfolio. As of December 31, 2009, approximately 1% of the Company’s investments in marketable securities had a credit quality rating of less than single A (per Standard & Poor’s or Fitch) and A2 (per Moody’s Corporation).

The Company follows the provisions of the Investments-Debt and Equity Securities Topic of the FASB Codification in accounting for its marketable securities, which are classified as available-for-sale and trading securities. This topic requires the Company to recognize all marketable securities on the Consolidated Balance Sheets at fair value. The Company’s marketable securities are stated at fair value pursuant to the requirements of the Fair Value Measurements and Disclosures Topic of the FASB Codification. Adjustments to the fair value of marketable securities that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in shareholders’ equity and adjustments to the fair value of marketable securities that are classified as trading are recorded in earnings. The amortized cost of marketable debt securities is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method. Such amortization is included in other income (expense) along with interest and realized gains and losses. The cost of securities sold is determined by the specific identification method.

The Company reviews declines in the fair value of its investments classified as available-for-sale for impairment in accordance with the provisions of the Investments-Debt and Equity Securities Topic of the FASB Codification in order to determine whether the decline in fair value is an other-than-temporary impairment. Other-than-temporary impairments of available-for-sale marketable securities are recorded in earnings.

The Company follows the provisions of the Derivatives and Hedging Topic of the FASB Codification, which requires the Company to recognize all derivatives on the Consolidated Balance Sheets at fair value. The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. These nonfunctional currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies. All forward currency exchange contracts are recorded at their fair value each period, with resulting gains (losses) included in other income (expense) in the Consolidated Statements of Earnings.

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

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Accounts Receivable Securitization: The Company did not extend its $100 million accounts receivable securitization facility agreement upon its expiration on April 24, 2009. There were no amounts of undivided percentage ownership interests in accounts receivable sold by Stryker Funding Corporation, a wholly owned special-purpose subsidiary of the Company, under the facility as of December 31, 2008 or at any time thereafter.

Inventories: Inventories are stated at the lower of cost or market. Cost for approximately 84% of inventories is determined using the first-in, first-out (FIFO) cost method. Cost for certain domestic inventories is determined using the last-in, first-out (LIFO) cost method. The FIFO cost for all inventories approximates replacement cost.

The Company maintains reserves for excess and obsolete inventory resulting from the potential inability to sell its products at prices in excess of current carrying costs. The markets in which the Company operates are highly competitive, and new products and surgical procedures are introduced on an ongoing basis. Such marketplace changes may cause some of the Company’s products to become obsolete. The Company makes estimates regarding the future recoverability of the costs of these products and records a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation is computed by either the straight-line or declining-balance method over the estimated useful lives of 3 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets. Other intangible assets include developed technology, which is amortized on a straight-line basis over 20 years and customer relationships (which reflect expected continued customer patronage), trademarks and patents, which are amortized on a straight-line basis over 4 to 40 years (weighted-average life of 15 years for other intangible assets).

Goodwill and Long-Lived Assets Impairment Tests: The Intangibles-Goodwill and Other Topic of the FASB Codification requires companies to test goodwill for possible impairment on an annual basis. The Company performs the annual impairment test in the fourth quarter of each year using a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and the Company’s future profitability. The Company also performs impairment tests of goodwill and other intangible and long-lived assets during interim periods upon the occurrence of certain events or changes in circumstance as defined in the Property, Plant, and Equipment and Presentation of Financial Statements Topics of the FASB Codification.

Loaner Instrumentation: Loaner instrumentation represents the net book value of loaner instruments for surgical implants provided to customers by the Company. Loaner instrumentation is amortized on a straight-line basis over a 3-year period. Amortization expense for loaner instrumentation is included in selling, general and administrative expenses.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Stock Options: At December 31, 2009, the Company had key employee and director stock option plans, which are described more fully in Note 10 to the Consolidated Financial Statements. Pursuant to the provisions of the Compensation-Stock Compensation Topic of the FASB Codification, the Company measures the cost of employee stock options based on the grant-date fair value and recognizes that cost over the period during which a recipient is required to provide services in exchange for the options, typically the vesting period. The weighted-average fair value per share of options granted during 2009, 2008 and 2007, estimated on the date of grant using the Black-Scholes option pricing model, was $13.09, $19.87 and $21.90, respectively. The fair value of options granted was estimated using the following weighted-average assumptions:

	2009	2008	2007
Risk-free interest rate	2.5%	3.2%	4.8%
Expected dividend yield	0.7%	0.5%	0.5%
Expected stock price volatility	27.7%	22.7%	24.2%
Expected option life	6.8 years	6.7 years	6.7 years

The risk-free interest rate for periods within the expected life of options granted is based on the U.S. Treasury yield curve in effect at the time of grant. Expected stock price volatility is based on historical volatility of the Company’s stock. The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data. The Company recognizes the cost of stock options using the straight-line method over their vesting periods.

Income Taxes: The Company accounts for income taxes using the liability method pursuant to the provisions of the Income Taxes Topic of the FASB Codification. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted income tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax credit represents the change in net deferred income tax assets and liabilities during the year. Interest expense and penalties incurred associated with unresolved income tax positions are included in other income (expense) pursuant to the provisions of the Income Taxes Topic of the FASB Codification.

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

Legal and Other Contingencies: The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described in Note 16 to the Consolidated Financial Statements. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. In legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Accumulated Other Comprehensive Gain (Loss): The components of accumulated other comprehensive gain (loss) are as follows (in millions):

	Unrealized Gains on Securities	Unfunded Pension Gains (Losses)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Gain (Loss)
Balances at January 1, 2008	$0.1	$(11.6)	$272.3	$260.8
Other comprehensive gain (loss) for 2008	0.8	(28.2)	(68.6)	(96.0)

Balances at December 31, 2008	0.9	(39.8)	203.7	164.8
Other comprehensive gain for 2009	2.7	16.7	73.8	93.2

Balances at December 31, 2009	$3.6	$(23.1)	$277.5	$258.0

Recently Adopted Accounting Standards: In 2009 the Company adopted the provisions of the FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. This Statement establishes the FASB Codification as the source of authoritative U.S. GAAP, together with rules and interpretive releases of the U.S. Securities and Exchange Commission (U.S. SEC), under authority of federal securities laws. All existing accounting standards are superseded as described in this statement. All other accounting literature not included in the FASB Codification is nonauthoritative.

In 2009 the Company adopted the provisions of the Business Combinations Topic of the FASB Codification. This topic significantly changes the principles and requirements for how an acquisition is recognized and measured in a company’s financial statements including the identifiable assets acquired and the liabilities assumed. This topic also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The additional disclosure requirements regarding Business Combinations Topic of the FASB Codification are included in Note 5 to the Consolidated Financial Statements.

In 2009 the Company adopted the provisions of the Derivatives and Hedging Topic of the FASB Codification. This topic requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company’s use of derivative instruments and their effect on a company’s financial position, financial performance, and cash flows. The enhanced disclosures regarding derivative instruments and hedging activities are included in Note 3 to the Consolidated Financial Statements.

In 2009 the Company adopted FASB’s guidance on Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (included in the Fair Value Measurement and Disclosures Topic of the FASB Codification) and Recognition and Presentation of Other-Than-Temporary Impairments (included in the Investment—Debt and Equity Securities Topic of the FASB Codification). This new guidance provides additional application rules and enhanced disclosures about fair value measurements and impairments of securities and clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. In addition, this guidance establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings. The required disclosures regarding the fair value of financial instruments are included in Note 2 to the Consolidated Financial Statements.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

In 2009 the Company adopted the FASB’s guidance on Employers’ Disclosures about Postretirement Benefit Plant Assets (included in the Compensation-Retirements Benefits Topic of the FASB Codification). This guidance requires enhanced employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The required disclosures about plan assets are included in Note 12 to the Consolidated Financial Statements.

In 2009 the Company adopted the provisions of the Subsequent Events Topic, as amended, of the FASB Codification. This topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date that the financial statements are issued or are available to be issued. The required disclosures are included in Note 17 to the Consolidated Financial Statements.

Recently Issued Accounting Standards: In 2009 the FASB issued the Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities Topic of the FASB Codification. The topic requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This topic is effective for the Company beginning on January 1, 2010. The Company does not expect the adoption of the topic to have a material impact on its Consolidated Financial Statements.

In 2010 the FASB issued an update to the Fair Value Measurements and Disclosures Topic “Improving Disclosures About Fair Value Measurements” of the FASB Codification that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The update to the Fair Value Measurements and Disclosures Topic “Improving Disclosures About Fair Value Measurements” of the FASB Codification is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of the update to have a material impact on its Consolidated Financial Statements.

Reclassifications: Certain prior year amounts have been reclassified to conform with the presentation used in 2009. In 2009 the Company disclosed payments of restructuring charges separately in its Consolidated Statements of Cash Flows.

NOTE 2

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The Company’s estimates of fair value for financial instruments approximate their carrying amounts as of December 31, 2009.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Pursuant to the requirements of the Fair Value Measurements and Disclosures Topic of the FASB Codification, the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

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

Available-for-sale marketable securities:

The Company’s Level 2 available-for-sale marketable securities primarily include U.S. government and agency securities, foreign government debt securities, asset-backed debt securities, commercial paper, corporate debt securities, and certificates of deposit. The Company’s Level 2 available-for-sale marketable securities values are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company’s Level 3 available-for-sale marketable securities include corporate debt securities. The Company’s Level 3 available-for-sale marketable securities valuations are based on the income approach, specifically discounted cash flow analyses that utilize significant inputs based on the Company’s estimates and assumptions. Using this approach, estimates for timing and amount of cash flows and expected holding periods of the securities were used and the expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using an estimated market required rate of return.

Trading marketable securities and Auction-Rate Securities (ARS) Rights:

The Company’s Level 1 trading marketable securities consist of mutual funds and are valued using a market approach based on quoted prices for the specific mutual fund from transactions in active exchange markets.

The Company’s Level 3 trading marketable securities include investments in auction-rate securities (ARS), the majority of which are triple A rated (per Standard & Poor’s) and collateralized by student loans guaranteed by the U.S. Department of Education. The interest rates of these ARS investments are reset through an auction process, most commonly at intervals of 7, 28 and 35 days.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the ARS investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids. As of December 31, 2009, the Company held $156.3 million, at par value, of ARS investments. In 2008 the Company entered into an ARS Rights agreement (Rights) with UBS Financial Services Inc. (UBS), one of its investment providers, whereby the Company received the right to sell its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. These ARS Rights are nontransferable securities registered with the U.S. SEC. The Company has elected to apply the fair value option to its ARS Rights pursuant to the provisions of the Fair Value Option for Financial Assets and Financial Liabilities Topic of the FASB Codification. As a result of this election, in the twelve-month period ended December 31, 2009, the Company recorded a loss of $11.0 million in other income (expense) to recognize the change in fair value estimate of its ARS Rights. This loss was offset by a corresponding gain in the fair value estimate of the related trading marketable securities. In 2008 the Company recorded a gain of $28.0 million in other income (expense), and a corresponding non-current asset within the Consolidated Balance Sheet. Simultaneously, the Company transferred the ARS investments, at their fair value of $138.8 million, from available-for-sale to trading marketable securities. As a result of this transfer, the Company recognized a loss of $28.0 million in other income (expense), reflecting a reversal of the related temporary valuation allowance that was previously recorded within accumulated other comprehensive gain (loss) in shareholders’ equity.

As a result of the illiquidity in the market for ARS investments, the Company has estimated the fair value of its ARS and ARS Rights using a Level 3 valuation methodology. The Company’s Level 3 valuations of its ARS and ARS Rights are based on the income approach, specifically discounted cash flow analyses that utilize significant inputs based on the Company’s estimates and assumptions. The discounted cash flow analyses included the following assumptions at December 31, 2009: current coupon rates, expected maturity and current discount rates. The current coupon rates are based on forecasted interest rates, specifically the 3 month U.S. Treasury bill plus the applicable coupon spread, generally 120 basis points. The expected maturity assumption is based on the weighted average remaining term for the underlying student loans financed by the trusts that issued the ARS. Based on available information, the expected maturity reflects a 17 year assumption. The current discount rates reflect a base rate, a credit spread and an illiquidity premium. The base rate corresponds to the 3month Libor, which is also the base rate that matches the credit spread. The credit spread is consistent with triple A rated investments collateralized by student loans that are guaranteed by the U.S. Government under the Federal Family Education Loan Program. The illiquidity premium estimate is a proxy for additional return required in holding illiquid assets. The Company’s valuation was supported by a broker pricing valuation that incorporates transaction details, such as contractual terms, maturity, timing and anticipated amounts of future cash flows, as well as assumptions about liquidity and credit valuation adjustments by marketplace participants at December 31, 2009. These adjustments are subject to future changes as the underlying market conditions and marketplace sources change.

Foreign currency exchange contracts:

The Company values foreign currency exchange contracts using a market approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. At December 31, 2009, the fair value carrying amount of the Company’s forward currency exchange contracts assets and liabilities were $8.3 million and $6.2 million, respectively.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The following table summarizes the valuation of the Company’s financial instruments by the aforementioned pricing categories (in millions):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2009
Assets:
Cash and cash equivalents	$658.7	$658.7	$—	$—
Available-for-sale marketable securities	2,157.5	—	2,156.8	0.7
Trading marketable securities	178.6	39.3	—	139.3
ARS Rights	17.0	—	—	17.0
Foreign currency exchange contracts	8.3	—	8.3	—

	$3,020.1	$698.0	$2,165.1	$157.0

Liabilities:
Deferred compensation arrangements	$39.3	$39.3	$—	$—
Foreign currency exchange contracts	6.2	—	6.2	—

	$45.5	$39.3	$6.2	$—

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2008
Assets:
Cash and cash equivalents	$701.1	$701.1	$—	$—
Available-for-sale marketable securities	1,496.6	—	1,494.5	2.1
Trading marketable securities	165.0	26.2	—	138.8
ARS Rights	28.0	—	—	28.0
Foreign currency exchange contracts	1.0	—	1.0	—

	$2,391.7	$727.3	$1,495.5	$168.9

Liabilities:
Deferred compensation arrangements	$26.2	$26.2	$—	$—

The following table presents a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) (in millions):

	2009	2008
Balance as of January 1	$168.9	$—
Transfers into Level 3	—	169.4
Settlements	(10.5)	—
Other	(1.4)	(0.5)

Balance as of December 31	$157.0	$168.9

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The following is a summary of the Company’s marketable securities (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2009
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$1,043.6	$5.2	$(1.0)	$1,047.8
Foreign government debt securities	742.2	0.9	(1.0)	742.1
U.S. agency debt securities	165.9	0.5	(0.1)	166.3
Certificates of deposit	92.0	0.1	—	92.1
Other	109.1	0.1	—	109.2

Total available-for-sale marketable securities	$2,152.8	$6.8	($2.1)	2,157.5

Trading marketable securities:
Municipal debt securities (ARS)				139.3
Mutual funds				39.3

Total trading marketable securities				178.6

Total marketable securities				$2,336.1

Reported as:
Current assets-Marketable securities				$2,296.1
Noncurrent assets-Other				40.0

				$2,336.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
At December 31, 2008
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$918.4	$3.4	$(6.9)	$914.9
Foreign government debt securities	226.5	2.5	(0.1)	228.9
U.S. agency debt securities	146.2	1.1	—	147.3
Certificates of deposit	135.9	0.3	(0.1)	136.1
Other	69.0	0.4	—	69.4

Total available-for-sale marketable securities	$1,496.0	$7.7	($7.1)	1,496.6

Trading marketable securities:
Municipal debt securities (ARS)				138.8
Mutual funds				26.2

Total trading marketable securities				165.0

Total marketable securities				$1,661.6

Reported as:
Current assets-Marketable securities				$1,494.5
Noncurrent assets-Other				167.1

				$1,661.6

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The cost and estimated fair value of available-for-sale marketable securities at December 31, 2009, by contractual maturity, are as follows (in millions):

	Cost	Estimated Fair Value
Due in one year or less	$589.6	$589.7
Due after one year through three years	1,487.0	1,491.3
Due after three years	76.2	76.5

	$2,152.8	$2,157.5

The gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2009 are as follows (in millions):

	Less Than 12 months			12 months or Greater
	Number of Investments	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses
Available-for-sale marketable securities:
Corporate and asset backed debt securities	102	$380.8	$1.0	—	$—	$—
Foreign government debt securities	34	380.2	1.0	—	—	—
U.S. agency debt securities	27	54.3	0.1	—	—	—

Total	163	$815.3	$2.1	—	$—	$—

The unrealized losses on the Company’s investments in corporate and asset backed and U.S. agency debt securities were primarily caused by increases in interest yields as a result of continued challenging conditions in the global credit markets. While many of these investments have been downgraded by rating agencies since their initial purchase, less than 1% of the Company’s investments in corporate and asset-backed debt securities had a credit quality rating of less than single A (per Standard & Poor’s or Fitch). Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

The unrealized losses on the Company’s investments in foreign government debt securities were also caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Pursuant to the Company’s investment policy, all individual marketable security investments must have a minimum credit quality of single A (per Standard & Poor’s or Fitch) or A2 (per Moody’s Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (per Standard & Poor’s or Fitch) or Aa (per Moody’s Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to the Company’s marketable

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

security investment portfolio. As of December 31, 2009, approximately 1% of the Company’s investments in marketable securities had a credit quality rating of less than single A (per Standard & Poor’s or Fitch) and A2 (per Moody’s Corporation). As of December 31, 2009, approximately 1% of the Company’s investments in marketable securities were held in triple A rated (per Standard & Poor’s or Fitch) asset backed debt securities.

Interest and marketable securities income, which is included in other income (expense), totaled $53.9 million in 2009, $97.7 million in 2008 and $85.5 million in 2007.

NOTE 3

DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The Company follows the provisions of the Derivatives and Hedging Topic of the FASB Codification, which requires the Company to recognize all derivatives on the Consolidated Balance Sheets at fair value.

The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. These currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products as well as, in 2009, intercompany loans associated with the repatriation of foreign earnings. The duration of the forward currency exchange contracts correspond to the anticipated period the intercompany receivables and payables remain outstanding. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with resulting gains and losses included in other income (expense) in the Consolidated Statements of Earnings as an offset to the gains and losses recognized on the intercompany receivables and payables. For the twelve months ended December 31, 2009 and 2008, recognized foreign currency transaction losses included in other income (expense) in the Consolidated Statements of Earnings were $1.1 million and $6.0 million, respectively.

At December 31, 2009, the Company had outstanding forward currency exchange contracts to purchase $2,041.1 million and sell $280.5 million of various currencies (principally U.S. dollars and euros) with original maturities ranging from 4 to 106 days. The maximum length of time over which the Company is limiting its exposure to the reduction in value of nonfunctional receivables and payables through foreign currency exchange contracts is through March 31, 2010. At December 31, 2008, the Company had outstanding forward currency exchange contracts to purchase $412.5 million and sell $288.4 million of various currencies (principally U.S. dollars and euros) with maturities ranging from 2 to 110 days.

At December 31, 2009, the fair value carrying amount of the Company’s forward currency exchange contracts asset and liabilities were $8.3 million and $6.2 million, respectively, and was included as a component of prepaid expenses and other current assets and accrued expenses and other liabilities, respectively, in the Consolidated Balance Sheets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. The Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of its counterparties.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

NOTE 4

INVENTORIES

Inventories are summarized as follows (in millions):

	December 31
	2009	2008
Finished goods	$730.4	$727.4
Work-in-process	84.0	92.7
Raw materials	140.1	138.2

FIFO cost	954.5	958.3
Less LIFO reserve	(11.5)	(5.6)

	$943.0	$952.7

NOTE 5

ACQUISITIONS

On December 31, 2009, the Company acquired Ascent Healthcare Solutions, Inc. (Ascent), the market leader in the reprocessing and remanufacturing of medical devices in the United States, in an all cash transaction for $525.0 million. The acquisition of Ascent is expected to enhance the Company’s product offerings as well as provide cost savings opportunities to its customers in its MedSurg Equipment segment. The Ascent acquisition did not have any effect on the Company’s consolidated net sales and operating income for 2009. Ascent had sales of $133.9 million for the year ended December 31, 2009 and sales of $109.4 million for the year ended December 31, 2008.

During 2009 the Company acquired certain additional companies that are expected to enhance the Company’s product offerings to its customers within its Orthopaedic Implants and MedSurg Equipment business segments. These acquisitions did not have a material effect on the Company’s consolidated net sales and operating income for 2009.

The acquisitions described above were accounted for pursuant to the requirements of the Business Combinations Topic of the FASB Codification. The assets acquired and liabilities assumed as a result of the acquisitions were included in the Company’s Consolidated Balance Sheet as of December 31, 2009. Pro forma consolidated results of operations would not differ significantly as a result of these acquisitions.

The purchase price for each of the acquisitions described above was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. Purchased identifiable intangible assets other than goodwill are amortized on a straight-line basis over their respective estimated useful lives. With respect to the Ascent acquisition, the estimated useful lives range between 11 and 15 years; for all other acquisitions, the estimated useful lives range between 2 and 11 years.

For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The table below represents the allocation of the preliminary purchase price to the acquired net assets of Ascent and all other acquisitions completed in 2009 (in millions):

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

	Ascent	All Other	Total
Accounts receivable	$10.6	$0.1	$10.7
Inventory	10.3	0.2	10.5
Other current assets	6.3	2.9	9.2
Identifiable intangible assets:
Customer relationship	221.1	9.1	230.2
Developed technology	22.5	18.5	41.0
In-process research and development	—	20.2	20.2
Trademarks	5.0	—	5.0
Other	—	1.7	1.7
Goodwill	329.1	58.4	387.5
Other assets	22.7	5.2	27.9
Current liabilities	(6.3)	(2.0)	(8.3)
Contingent consideration	—	(45.1)	(45.1)
Noncurrent deferred income tax liabilities	(96.7)	(18.5)	(115.2)
Other liabilities	—	(0.5)	(0.5)

Goodwill associated with the acquisition of Ascent was $329.1 million and was $58.4 million for all other acquisitions. The factors that contributed to the recognition of goodwill included securing synergies that are specific to the Company’s business and not available to other market participants, which are expected to increase revenues and profits; acquisition of a talented workforce; and cost savings opportunities.

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

The Company believes that the technologies acquired in the SpineCore acquisition will result in the introduction of new products and additional future sales. However, unanticipated issues may arise that could further delay or terminate a product’s development prior to regulatory approval or commercialization, which could have an unfavorable impact on the Company’s operating results. As of December 31, 2009, the Company had not encountered significant issues and expects completion of the development and initial U.S. commercialization of the FlexiCore lumbar artificial disc and the CerviCore cervical artificial disc following receipt of all required regulatory approvals.

NOTE 6

DISCONTINUED OPERATIONS

In 2007 the Company sold its outpatient physical therapy business, Physiotherapy Associates, for $150.0 million in cash less certain indebtedness. The sale of Physiotherapy Associates allowed the Company to focus its efforts on the medical technology market. The sale of Physiotherapy Associates resulted in a gain of $25.7 million (net of $15.0 million income tax expense), or $0.06 per diluted share. Net sales from discontinued operations and net earnings from discontinued operations for the year ended December 31, 2007 were $107.4 million and $5.0 million, respectively.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

NOTE 7

RESTRUCTURING CHARGES

In 2009 the Company initiated a number of restructuring projects focused on shifting resources to those areas where the Company has the greatest opportunities for growth and streamlining operations to drive operating leverage. In 2008 the Company made decisions to simplify the structure of its Japanese distribution business and to substantially reduce development efforts associated with product technologies purchased in the Sightline Technologies Ltd. acquisition in 2006. The Company recorded restructuring charges in 2009 and 2008 consisting of the following items (in millions):

	2009	2008
Agent conversion charges	$30.3	$0.0
Asset impairment charges	18.3	22.3
Severance and related costs	12.9	8.5
Contractual obligations and other charges	5.5	4.1

Total	$67.0	$34.9

2009 Charges:

The $30.3 million agent conversion charges represent costs associated with the termination of certain third-party agent agreements at the Company’s Europe, Middle East, Africa (EMEA) Division. This initiative is intended to provide the Company greater control over its distribution channels as well as improve customer focus and selling efficiency. The $18.3 million asset impairment charges are associated with the Company’s decision to discontinue selling certain products within its Orthopaedic Implants and MedSurg Equipment business segments and relates primarily to identifiable intangible assets. The discontinued product lines are not expected to have a material impact on the Company’s future operating results. The $12.9 million severance and related costs charge represents workforce reduction employment-related severance costs for approximately 120 employees resulting from the Company’s decision to simplify the organization structure at its Biotech, EMEA, Japan and Canada divisions. The $5.5 million contractual obligations and other charges represent costs associated with the termination of various supplier contracts as well as other incidental costs related to the discontinued product lines.

2008 Charges:

The $22.3 million asset impairment charges represent the excess of net book value over fair market value for assets to be disposed of by sale, primarily related to sales offices and warehousing and distribution facilities in Japan. The $8.5 million charge represents employment-related severance costs for 84 employees. The $4.1 million contractual obligations and other charges represent costs associated with the termination of various supplier contracts as well as other incidental costs.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The following table provides a rollforward of the remaining liabilities, included within accrued expenses and other liabilities in the Consolidated Balance Sheet, related to the restructuring charges recorded by the Company in 2009 and 2008 (in millions):

	Agent Conversions	Severance and related costs	Contractual Obligations and Other Charges
Balances at January 1, 2009	$0.0	$8.7	$1.8
Charges	30.3	12.9	5.5
Payments	(24.5)	(18.1)	(4.8)
Foreign currency translation effects	0.1	(0.1)	—

Balances at December 31, 2009	$5.9	$3.4	$2.5

The restructuring projects initiated in 2009 and 2008 are substantially complete. The Company expects the asset disposals to be completed and final severance payments to be made in 2010.

NOTE 8

GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2009 and 2008 are as follows (in millions):

	Orthopaedic Implants	MedSurg Equipment	Total
Balance as of January 1, 2008	$477.4	$50.0	$527.4
Foreign currency translation effects and other	40.2	(0.1)	40.1

Balance as of December 31,2008	517.6	49.9	567.5
Goodwill acquired	36.3	351.2	387.5
Foreign currency translation effects and other	(1.6)	3.4	1.8

Balance as of December 31, 2009	$552.3	$404.5	$956.8

In the fourth quarters of 2009 and 2008, the Company completed the required annual impairment tests of goodwill as prescribed by the Intangibles-Goodwill and Other Topic of the FASB Codification and determined, in all instances, that recorded goodwill was not impaired and that no goodwill write down was necessary.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The following is a summary of the Company’s other intangible assets (in millions):

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
At December 31, 2009:
Amortized intangible assets:
Developed technology	$316.9	$160.3	$156.6
Customer relationship	410.9	63.0	347.9
Patents	241.4	156.0	85.4
Trademarks	37.8	19.2	18.6
Other	48.7	22.5	26.2

	$1,055.7	$421.0	$634.7

At December 31, 2008:
Amortized intangible assets:
Developed technology	$272.4	$139.7	$132.7
Customer relationship	177.9	53.7	124.2
Patents	239.0	151.8	87.2
Trademarks	32.2	17.5	14.7
Other	30.3	21.1	9.2

	$751.8	$383.8	$368.0

The estimated amortization expense for each of the five succeeding years is as follows (in millions):

2010	$48.6
2011	$48.0
2012	$47.1
2013	$45.6
2014	$45.4

NOTE 9

DEBT

The Company had current debt outstanding under various debt instruments totaling $18.0 million, $20.5 million and $16.8 million at December 31, 2009, 2008 and 2007, respectively.

The Company also has a $1,000.0 million Unsecured Credit Facility (Facility). The Facility, which expires in November 2010, includes a senior 5-year nonamortizing, revolving credit agreement with a maximum amount of $1,000.0 million. The Company may increase the Facility maximum limit in $100.0 million increments up to an additional $500.0 million upon acceptance by the existing lender group or additional lenders. No amounts were outstanding under the Unsecured Credit Facility as of December 31, 2009 and 2008.

The Unsecured Credit Facility requires a facility fee ranging from 0.04% to 0.15% on the aggregate commitment of the Facility, depending on the Company’s debt rating. The Facility includes a $500.0 million multicurrency sublimit, under which yen and euro can be borrowed; a $100.0 million swing line sublimit; and a $100.0 million letter of credit sublimit. The Facility bears interest at a base rate, as defined, plus an applicable margin ranging from 0.12% to 0.475%, depending on the Company’s debt rating.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

During 2009 the weighted-average interest rate, excluding required fees, for all borrowings was 4.3%. The Facility requires the Company to comply with certain financial and other covenants. The Company was in compliance with all covenants at December 31, 2009. In addition to the Facility, the Company has lines of credit, issued by various financial institutions, available to fund the Company’s day-to-day operating needs. At December 31, 2009, the Company had $1,049.2 million of additional borrowing capacity available under all of its existing credit facilities.

The carrying amounts of the Company’s debt approximate their fair values, based on the quoted interest rates for similar types and amounts of borrowing agreements.

Interest paid on debt, including required fees, was $5.3 million in 2009, $5.7 million in 2008 and $6.5 million in 2007 and approximates amounts reflected in interest expense, which is included in other income (expense).

NOTE 10

CAPITAL STOCK

In December 2009 the Company’s Board of Directors authorized the Company to repurchase up to $750.0 million of its common stock. The manner, timing and amount of any purchases will be determined by the Company’s management based on their evaluation of market conditions, stock price and other factors and will be subject to regulatory considerations. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise. The Company had not made any stock repurchases relative to the $750.0 million repurchase program as of December 31, 2009.

In October 2009 the Company’s Board of Directors modified the Company’s dividend policy to adopt a quarterly payment schedule in lieu of an annual dividend. In conjunction with this modification, the Company’s Board of Directors declared a cash transition dividend of $0.10 per share. The transition dividend increased the total dividends paid in 2009 to $0.50 per share, up 52% from the $0.33 per share paid in 2008. In addition, in December 2009 the Company’s Board of Directors declared its first quarterly dividend of $0.15 per share payable January 29, 2010 to shareholders of record at the close of business on December 30, 2009.

During 2008 the Company repurchased 17.4 million shares of common stock in the open market at a cost of $1,000.0 million pursuant to the repurchase programs authorized by the Company’s Board of Directors. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

The Company has 0.5 million authorized shares of $1 par value preferred stock, none of which is outstanding.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant. The options are granted for periods of up to 10 years and become exercisable in varying installments. A summary of stock option activity follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2009	23.8	$45.01
Granted	5.5	41.96
Exercised	(1.8)	21.03
Cancelled	(1.2)	52.55

Options outstanding at December 31, 2009	26.3	$45.69	5.9	$210.4

Exercisable at December 31, 2009	14.6	$41.20	4.3	$158.6
Options expected to vest	11.3	$51.78	7.9	$48.2

The aggregate intrinsic value, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, of options exercised during the years ended December 31, 2009, 2008 and 2007 was $37.5 million, $135.4 million and $160.1 million, respectively. Shares reserved for future compensation grants of Stryker common stock were 14.5 million at December 31, 2009 and 19.7 million at December 31, 2008. Exercise prices for options outstanding as of December 31, 2009 ranged from $16.21 to $67.80. At December 31, 2009, there was $143.2 million of unrecognized compensation cost related to nonvested stock options granted under the stock option plans; that cost is expected to be recognized over the following 5.2 years (weighted-average period of 1.6 years). During 2009, the Company also granted restricted stock units representing 0.1 million shares of common stock with a weighted average fair value per share of $40.45.

NOTE 11

NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	2009	2008	2007
Net earnings	$1,107.4	$1,147.8	$1,017.4
Weighted-average shares outstanding for basic net earnings per share	397.4	408.1	409.7
Effect of dilutive employee stock options	2.0	5.5	7.5

Adjusted weighted-average shares outstanding for diluted net earnings per share	399.4	413.6	417.2

Net earnings per share of common stock:
Basic	$2.79	$2.81	$2.48
Diluted	$2.77	$2.78	$2.44

Options to purchase an average of 18.1 million, 5.7 million and 0.9 million shares of common stock during the years ended December 31, 2009, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common stock for those periods.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

NOTE 12

RETIREMENT PLANS

Certain of the Company’s subsidiaries have both funded and unfunded defined benefit pension plans covering some or all of their employees. Substantially all of the defined benefit pension plans have projected benefit obligations in excess of plan assets. A summary of the Company’s defined benefit pension plans is as follows (in millions):

	December 31
	2009	2008
Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$252.1	$230.7
Service cost	15.8	15.8
Interest cost	11.5	11.7
Foreign exchange impact	3.7	4.8
Employee contributions	3.4	3.5
Actuarial gains	(9.8)	(5.5)
Benefits paid	(14.3)	(8.9)

Projected benefit obligations at end of year	262.4	252.1

Change in plan assets:
Fair value of plan assets at beginning of year	150.5	172.4
Actual return	13.2	(35.3)
Employer contributions	20.4	13.9
Employee contributions	3.4	3.5
Foreign exchange impact	3.2	4.2
Benefits paid	(13.4)	(8.2)

Fair value of plan assets at end of year	177.3	150.5

Funded status	$(85.1)	$(101.6)

The weighted-average discount rate used in the determination of the projected benefit obligations was 4.9% as of December 31, 2009 and 2008.

The components of the amounts recognized in the Consolidated Balance Sheets are as follows (in millions):

	December 31
	2009	2008
Noncurrent assets—Other	$1.7	$2.2
Current liabilities—Accrued compensation	(1.0)	(2.2)
Noncurrent liabilities—Other liabilities	(85.8)	(101.6)

	$(85.1)	$(101.6)

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The components of the amounts recognized in accumulated other comprehensive gain (loss), before the effect of income taxes, are as follows (in millions):

	December 31
	2009	2008
Unrecognized net actuarial loss	$(24.4)	$(49.1)
Unrecognized prior service cost	(0.1)	(0.7)
Unrecognized transition amount	(0.5)	(0.1)

	$(25.0)	$(49.9)

The accumulated benefit obligations for all of the defined benefit pension plans was $238.2 million and $234.2 million as of December 31, 2009 and 2008, respectively. Pension plans with an accumulated benefit obligation in excess of plan assets had projected benefit obligations, accumulated benefit obligations and fair value of plan assets of $248.9 million, $229.8 million and $165.0 million, respectively, as of December 31, 2009 and $187.5 million, $174.9 million and $86.1 million, respectively, as of December 31, 2008.

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive gain (loss) before the effect of income taxes are as follows (in millions):

	2009	2008	2007
Net periodic benefit cost:
Service cost	$(15.8)	$(15.8)	$(17.2)
Interest cost	(11.5)	(11.7)	(9.4)
Expected return on plan assets	8.4	11.1	8.9
Amortization of prior service cost and transition amount	(0.1)	(0.1)	(0.2)
Recognized actuarial loss	(2.2)	(0.2)	(1.0)

Net periodic benefit cost	(21.2)	(16.7)	(18.9)

Other changes in plan assets and benefit obligations, recognized in other comprehensive gain (loss):
Net actuarial gain (loss)	22.5	(36.5)	20.8
Recognized net actuarial loss	2.2	0.2	1.0
Prior service cost and transition amount	0.2	0.3	0.1

Total recognized in other comprehensive gain (loss)	24.9	(36.0)	21.9

Total recognized in net periodic benefit cost and other comprehensive gain (loss)	$3.7	$(52.7)	$3.0

Weighted-average assumptions used in the determination of net periodic benefit cost:
Discount rate	4.7%	4.7%	4.4%
Expected return on plan assets	5.8%	5.5%	5.8%
Rate of compensation increase	2.8%	2.9%	2.9%

The estimated net actuarial loss for the defined benefit pension plans to be recognized from accumulated other comprehensive gain (loss) into net periodic benefit cost in the year ended December 31, 2010 is $0.5 million. The Company estimates that an immaterial amount of amortization of prior service cost and transition

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

amount for the defined benefit pension plans will be recognized from accumulated other comprehensive gain (loss) into net periodic benefit cost in the year ended December 31, 2010.

The Company has assumed an average long-term expected return on defined benefit plan assets of 5.8% as of December 31, 2009. The expected return is determined by applying the target allocation in each asset category of plan investments to the anticipated return for each asset category based on historical and projected returns.

The weighted-average allocation of plan assets by asset category is as follows:

	December 31
	2009	2008
Equity securities	57%	50%
Debt securities	26	41
Other	17	9

	100%	100%

The investment strategy for the Company’s defined benefit pension plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.

Reflected below are weighted-average target investment allocation ranges for the plans at December 31, 2009:

	Low	High
Equity securities	50%	59%
Debt securities	26	35
Other	16	21

The following table summarizes the valuation of the Company’s pension plan assets by pricing categories at December 31, 2009 (in millions):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
Asset Category:
Cash	$12.2	$8.5	$3.7	$—
Equity securities:
U.S companies	34.8	23.4	11.4	—
International companies	66.2	31.7	34.5	—
Mutual funds	28.3	28.3	—	—
U.S Treasury securities	12.4	—	12.4	—
Corporate debt securities	5.7	5.7	—	—
Other	17.7	1.5	—	16.2

Total	$177.3	$99.1	$62.0	$16.2

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The Company’s Level 3 assets consist primarily of guaranteed investment contracts with insurance companies. The insurance contracts guarantee the Company principal repayment and a fixed rate of return. The Company’s valuation of its Level 3 assets is based on third party actuarial valuations which are an estimation of the surrender value of the guaranteed investment contract between the Company and the insurance company. The surrender value equals the actuarial value of the notional investments underlying the guaranteed investment contract, using the actuarial assumptions as stated in the guaranteed investment contract.

The following table presents a rollforward of pension plan assets measured at fair value on a recurring basis using unobservable inputs (Level 3) at January 1, 2009 and December 31, 2009 (in millions):

Balance as of January 1, 2009	$14.9
Actual return on plan assets held at the reporting date	(0.3)
Purchases, sales, and settlements	1.6

Balance as of December 31, 2009	$16.2

The Company anticipates contributing $19.0 million to its defined benefit pension plans in 2010.

The following estimated future benefit payments, which reflect expected future service as appropriate, are expected to be paid in the years indicated (in millions):

	2010	2011	2012	2013	2014	2015-2019
Expected benefits payments	$6.4	$7.1	$7.7	$8.5	$9.1	$55.1

Retirement plan expense under the Company’s defined contribution retirement plans totaled $100.7 million in 2009, $98.6 million in 2008 and $82.3 million in 2007. A portion of the Company’s retirement plan expense was funded with Stryker common stock totaling $10.8 million in 2009, $9.3 million in 2008 and $8.4 million in 2007. The use of Stryker common stock represents a noncash operating activity that is not reflected in the Consolidated Statements of Cash Flows. The amount of Stryker common stock held by the Company’s defined contribution retirement plans totaled $82.6 million (approximately 1.6 million shares) and $58.8 million (approximately 1.5 million shares) as of December 31, 2009 and 2008, respectively. The value of Stryker common stock as a percentage of total defined contribution retirement plan assets was 11% as of December 31, 2009 and 2008.

NOTE 13

INCOME TAXES

Earnings from continuing operations before income taxes consist of the following (in millions):

	2009	2008	2007
U.S operations	$709.5	$738.1	$666.8
Foreign operations	914.4	842.1	703.3

	$1,623.9	$1,580.2	$1,370.1

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The components of the provision for income taxes follow (in millions):

	2009	2008	2007
Current income tax expense
Federal	$382.4	$262.3	$290.9
State	26.6	48.1	49.5
Foreign	180.2	139.6	190.1

	589.2	450.0	530.5
Deferred income tax credit	(72.7)	(17.6)	(147.1)

	$516.5	$432.4	$383.4

A reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate from continuing operations follows:

	2009	2008	2007
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State income taxes, less effect of federal deduction	2.6	1.5	0.8
International operations	(13.8)	(11.5)	(10.2)
Repatriation of foreign earnings	4.1	—	—
Other	3.9	2.4	2.4

	31.8%	27.4%	28.0%

Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are recorded to reduce deferred income tax assets when it is more likely than not that an income tax benefit will not be realized.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The income tax effects of significant temporary differences, which comprise the Company’s deferred income tax assets and liabilities, are as follows (in millions):

	December 31
	2009	2008
Deferred income tax assets:
Inventories	$471.7	$361.8
Other accrued expenses	130.7	146.2
Depreciation and amortization	17.3	25.1
State income taxes	29.0	21.3
Share-based compensation	98.5	82.5
Net operating loss carryforwards	59.7	35.2
Other	81.8	86.9

Total deferred income tax assets	888.7	759.0
Less valuation allowances	(27.6)	(24.9)

Total deferred income tax assets after valuation allowances	861.1	734.1

Deferred income tax liabilities:
Depreciation and amortization	(347.4)	(177.5)
Other	(59.3)	(71.4)

Total deferred income tax liabilities	(406.7)	(248.9)

Total deferred income tax assets	$454.4	$485.2

Reported as:
Current assets—Deferred income taxes	$602.2	$521.9
Noncurrent assets—Deferred income taxes	258.9	212.2
Current liabilities—Accrued expenses and other liabilities	(24.1)	(87.6)
Noncurrent liabilities—Other liabilities	(382.6)	(161.3)

	$454.4	$485.2

Net operating loss carryforwards totaling $196.2 million at December 31, 2009 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. U.S. loss carryforwards of $62.3 million expire between 2010 and 2025. The majority of the Company’s foreign loss carryforwards of $133.9 million do not expire. In addition, $108.4 million of the foreign loss carryforward is subject to a full valuation allowance.

During the fourth quarter of 2009, the Company repatriated $787.0 million of foreign earnings to the United States and recorded a charge of $67.1 million to recognize the income tax expense and related liability associated with the repatriation. The repatriated cash was used to fund the acquisition of Ascent and will also be used for previously announced initiatives, including the share repurchase authorization. Pursuant to the requirements of the Accounting for Income Taxes-Special Areas (included in the Income Taxes Topic of the FASB Codification), no provision has been made for U. S. federal and state income taxes or foreign income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be reinvested overseas indefinitely ($3,231.4 million at December 31, 2009). Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Total income taxes paid, net of refunds received, were $406.4 million in 2009, $478.5 million in 2008 and $411.6 million in 2007.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The changes in the amounts recorded for unresolved income tax positions are as follows (in millions):

	December 31
	2009	2008
Balance at beginning of year	$277.1	$233.8
Increases related to current year income tax positions	41.0	42.4
Increases related to prior year income tax positions	64.7	24.6

Decreases related to prior year income tax positions:
Settlements and resolutions of income tax audits	(66.9)	—
Statute of limitations expirations	(3.7)	(4.1)
Other	(19.5)	(19.6)

Balance at end of year	$292.7	$277.1

Reported as:
Current liabilities—Income taxes	$0.5	$9.1
Noncurrent liabilities—Other liabilities	292.2	268.0

	$292.7	$277.1

The Company’s income tax expense could be reduced by $274.3 million and $241.6 million at December 31, 2009 and December 31, 2008, respectively, upon favorable resolution of these unresolved income tax positions.

At December 31, 2009, income tax authorities in several income tax jurisdictions both inside and outside the United States were conducting routine audits of the Company’s income tax returns filed in prior years. These audits are generally designed to determine if individual income tax authorities are in agreement with the Company’s interpretations of complex income tax regulations regarding the allocation of income to the various income tax jurisdictions. With few exceptions, the Company is no longer subject to audits by income tax authorities for tax years prior to 2003. Income tax years subsequent to 2002 are open to examination in many of the income tax jurisdictions in which the Company operates. In April 2009, the U.S. Internal Revenue Service (IRS) proposed adjustments to the Company’s previously filed 2003, 2004 and 2005 income tax returns related to income tax positions the Company has taken for its cost sharing arrangements with two wholly owned entities operating in Ireland. The Company believes it followed the applicable tax law and Treasury regulations and will vigorously defend these income tax positions. If the IRS were ultimately to prevail with respect to its proposed adjustments, such adjustments could have a material unfavorable impact on the Company’s income tax expense and net earnings in future periods.

Interest expense and penalties included in other income (expense) were $9.2 million for the year ended December 31, 2009. Accrued interest and penalties included in accrued expenses and other liabilities were $58.7 million and $52.6 million at December 31, 2009 and December 31, 2008, respectively.

It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next twelve months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing, or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including cost sharing and product royalty arrangements. The Company is not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be required.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

NOTE 14

SEGMENT AND GEOGRAPHIC DATA

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment includes orthopaedic reconstructive (hip and knee), trauma and spinal implant systems and other related products. The MedSurg Equipment segment includes surgical equipment and surgical navigation systems; endoscopic and communications systems; as well as patient handling and emergency medical equipment. The Other category includes corporate administration, interest expense, interest and marketable securities income and share-based compensation, which includes compensation related to both employee and director stock option and restricted stock grants.

The Company’s reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. The Company measures the financial results of its reportable segments using an internal performance measure that excludes the patent litigation gain and the income tax expenses associated with the repatriation of foreign earnings recorded in 2009, the restructuring charges recorded in 2009 and 2008 and the intangible asset impairment charge recorded in 2007. Identifiable assets are those assets used exclusively in the operations of each business segment or allocated when used jointly. Corporate assets are principally cash and cash equivalents; marketable securities and property, plant and equipment. The identifiable assets of the MedSurg Equipment segment at December 31, 2009 include the acquired assets of Ascent Healthcare Solutions, Inc.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Sales and other financial information by business segment follows (in millions):

	Orthopaedic Implants	MedSurg Equipment	Other	Total
Year ended December 31, 2009:
Net sales	$4,119.7	$2,603.4	$—	$6,723.1
Interest and marketable securities income	—	—	53.9	53.9
Interest expense	—	—	(22.4)	(22.4)
Depreciation and amortization expense	305.7	68.8	10.8	385.3
Income taxes (credit)	327.0	159.5	(38.2)	448.3
Segment net earnings (loss)	802.0	462.9	(84.9)	1,180.0
Less restructuring charges, net of income tax benefits				(48.4)
Less income taxes on repatriation of foreign earnings				(67.1)
Add patent litigation gain, net of income taxes				42.9

Net earnings from continuing operations				1,107.4
Total assets	3,830.7	1,924.2	3,316.4	9,071.3
Capital expenditures	83.0	43.4	4.9	131.3

Year ended December 31, 2008:
Net sales	3,967.5	2,750.7	—	6,718.2
Interest and marketable securities income	—	—	97.7	97.7
Interest expense	—	—	(30.5)	(30.5)
Depreciation and amortization expense	308.1	72.2	7.3	387.6
Income taxes (credit)	310.6	162.8	(27.8)	445.6
Segment net earnings (loss)	760.4	471.2	(62.1)	1,169.5
Less restructuring charges, net of income tax benefits				(21.7)

Net earnings from continuing operations				1,147.8
Total assets	3,693.5	1,319.6	2,590.2	7,603.3
Capital expenditures	95.3	52.1	7.8	155.2

Year ended December 31, 2007:
Net sales	3,587.3	2,413.2	—	6,000.5
Interest and marketable securities income	—	—	85.5	85.5
Interest expense	—	—	(22.2)	(22.2)
Depreciation and amortization expense	302.7	58.2	5.7	366.6
Income taxes (credit)	274.5	140.4	(24.4)	390.5
Segment net earnings (loss)	646.7	403.3	(50.6)	999.4
Less intangible asset impairment, net of income tax benefit				(12.7)

Net earnings from continuing operations				986.7
Total assets	3,597.2	1,211.0	2,545.8	7,354.0
Capital expenditures	126.7	52.2	8.8	187.7

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The countries in which the Company has local revenue-generating operations have been combined into the following geographic areas: the United States (including Puerto Rico); Europe, Middle East, Africa (EMEA); and other foreign countries, which is comprised of Japan, Canada, the Pacific region and the Latin America region. Sales are attributable to a geographic area based upon the customer’s country of domicile. Long-lived assets, which include net property, plant and equipment, are based upon physical location of the assets. Geographic information follows (in millions):

	Net Sales	Long-Lived Assets
Year ended December 31, 2009:
United States	$4,317.4	$2,031.2
EMEA	1,254.2	751.4
Other foreign countries	1,151.5	178.6

	$6,723.1	$2,961.2

Year ended December 31, 2008:
United States	$4,282.2	$1,440.1
EMEA	1,313.3	784.1
Other foreign countries	1,122.7	187.6

	$6,718.2	$2,411.8

Year ended December 31, 2007:
United States	$3,850.3	$1,282.6
EMEA	1,193.3	779.4
Other foreign countries	956.9	215.3

	$6,000.5	$2,277.3

NOTE 15

LEASES

The Company leases various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Future minimum lease commitments under these leases are as follows (in millions):

2010	$49.0
2011	34.3
2012	26.3
2013	19.4
2014	14.3
Thereafter	24.8

$168.1

Rent expense totaled $75.1 million in 2009, $76.0 million in 2008 and $65.9 million in 2007.

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

NOTE 16

CONTINGENCIES

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

In 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain current and former employees of Stryker Biotech with wire fraud, conspiracy to defraud the U.S. Food and Drug Administration (FDA), distribution of a misbranded device and false statements to the FDA. The Company still hopes to be able to reach a fair and just resolution of this matter. Conviction of these charges could result in significant monetary fines and Stryker Biotech’s exclusion from participating in federal and state health care programs, which could have a material affect on Stryker Biotech’s business. However, the ultimate resolution of these matters is not reasonably estimatable at this time. The Company understands that certain former Stryker Biotech employees have pled guilty to charges in connection with this matter.

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

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

Pursuant to certain of the Company’s credit and lease agreements, the Company has provided financial guarantees to third parties in the form of indemnification provisions. These provisions indemnify the third parties for costs, including but not limited to adverse judgments in lawsuits and the imposition of additional income taxes due to either a change in the tax law or an adverse interpretation of the tax law. The terms of the guarantees are equal to the terms of the related credit or lease agreements. The Company is not able to calculate the maximum potential amount of future payments it could be required to make under these guarantees, as any potential payment is dependent on the occurrence of future unknown events (e.g., changes in U.S. or foreign tax laws).

NOTE 17

SUBSEQUENT EVENTS

On January 15, 2010, the Company sold $500.0 million of senior unsecured notes due January 15, 2015 (the “2015 Notes”) and $500.0 million of senior unsecured notes due January 15, 2020 (the “2020 Notes”). The 2015 Notes will bear interest at 3.00% per year and, unless previously redeemed, will mature on January 15, 2015. The 2020 Notes will bear interest at 4.375% per year and, unless previously redeemed, will mature on January 15, 2020. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities.

On January 15, 2010, a class action lawsuit against the Company was filed in the United States District Court for the Southern District of New York on behalf of those who purchased the Company’s common stock between January 25, 2007 and November 13, 2008, inclusive. The lawsuit seeks remedies under the Securities Exchange Act of 1934. The Company is evaluating the scope of the claim and intends to defend itself vigorously.

Pursuant to the Subsequent Events Topic of the FASB Codification, the Company evaluated subsequent events after December 31, 2009 and concluded that no material transactions occurred subsequent to that date that provided additional evidence about conditions that existed at or after December 31, 2009 that require adjustment to the Consolidated Financial Statements.

Stryker Corporation and Subsidiaries

SUMMARY OF QUARTERLY DATA (UNAUDITED)

(in millions, except per share amounts)

	2009 Quarter Ended				2008 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Net sales	$1,601.3	$1,634.3	$1,653.3	$1,834.2	$1,634.4	$1,712.6	$1,653.0	$1,718.2
Gross profit	1,085.8	1,098.0	1,114.6	1,241.0	1,133.9	1,179.4	1,111.3	1,162.2
Earnings before income taxes	386.4	400.0	314.4	523.1	404.0	420.1	376.0	380.1
Net earnings	281.1	291.3	229.0	306.0	290.5	305.8	273.8	277.7

Net earnings per share of common stock:
Basic	0.71	0.73	0.58	0.77	0.71	0.74	0.67	0.70
Diluted	0.71	0.73	0.57	0.76	0.70	0.73	0.66	0.69

Market price of common stock:
High	44.46	41.73	48.10	52.66	74.94	67.50	69.00	63.26
Low	30.96	32.34	37.14	42.74	58.45	61.22	60.50	35.38

The price quotations reported above were supplied by the New York Stock Exchange.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures—An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (the “Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting—There was no change to the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting—The management of Stryker Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Stryker Corporation’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Stryker Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

Stryker Corporation’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page.

Other Matters—The Company is in the process of implementing new Enterprise Resource Planning (ERP) systems at certain of its divisions. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting. The Company’s Europe division continues to transition to its new ERP system. In connection with this ERP system implementation, the Company will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. The Company does not believe that this ERP system implementation will have an adverse effect on the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Stryker Corporation:

We have audited Stryker Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stryker Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Stryker Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Stryker Corporation and subsidiaries, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Grand Rapids, Michigan

February 26, 2010

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the directors of the Company and certain corporate governance and other matters appearing under the captions “Information About the Board of Directors and Corporate Governance Matters,” “Proposal 1—Election of Directors,” “Audit Committee” and “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 proxy statement is incorporated herein by reference.

Information regarding the executive officers of the Company appears below. All officers are appointed annually. Reported ages are as of January 31, 2010.

Stephen P. MacMillan, age 46, was appointed President and Chief Operating Officer of the Company in June 2003 and Chief Executive Officer as of January 1, 2005. He was also appointed Chairman of the Board on January 1, 2010. Prior to joining the Company, he was most recently Sector Vice President, Global Specialty Operations for Pharmacia Corporation, which he joined in 1999. Prior to Pharmacia, he spent 11 years at Johnson & Johnson (“J&J”), most recently as President of Johnson & Johnson-Merck Consumer Pharmaceuticals, a joint venture between J&J and Merck. Prior to joining J&J, he held various marketing positions at Procter & Gamble.

Lonny J. Carpenter, age 48, was appointed Group President, Global Quality and Operations in September 2009 and was the Group President, Instruments and Medical since November 2008. He had previously been President, Stryker Medical since May 2008 and Vice President and General Manager, Stryker Medical since 2006. After joining the Company in 1989, Mr. Carpenter held various roles of increasing responsibility at Stryker Instruments before being promoted to Vice President, Global Operations, Stryker Instruments in 2004.

Andrew G. Fox-Smith, age 44, was appointed Group President, International in January 2008. He had previously been President, Pacific since 2005, Vice President and General Manager, Stryker Pacific since 2001 and Managing Director, UK/Ireland/South Africa since 1999. Prior to the acquisition of Howmedica in 1998, he held various sales positions with the Howmedica division of Pfizer since 1994.

Curtis E. Hall, age 53, was appointed Vice President and General Counsel of the Company in June 2004. He had previously been General Counsel for the Company since 1994. Prior to joining the Company, he was a partner in the Michigan law firm of Miller, Canfield, Paddock and Stone, an Assistant United States Attorney in Washington, D.C. and an Assistant District Attorney in New York City.

Curt R. Hartman, age 46, was appointed Vice President and Chief Financial Officer in April 2009 and was the Vice President, Finance of the Company since November 2008. He had previously been President, Stryker Global Instruments since 2006 and President, Stryker Instruments since 2003. After joining the Company in 1990, Mr. Hartman held several functional leadership roles at Stryker Instruments before being promoted to Vice President and General Manager, Stryker Instruments in 1999.

Tony M. McKinney, age 40, was appointed Vice President, Chief Accounting Officer in November 2008. He had previously been the Vice President, Finance, International Group since 2006 and Group Controller, International Group since 2004. After joining the Company in 1995, Mr. McKinney held various roles of increasing responsibility in the Corporate Accounting department before becoming the Director, Finance for the Japan Division in 2002. Prior to joining the Company in 1995, Mr. McKinney was an Audit Senior Accountant with Ernst & Young LLP.

Michael P. Mogul, age 45, was appointed Group President, Orthopaedics in September 2009. He had previously been President, Stryker Orthopaedics since 2005 and Managing Director of Stryker’s businesses in Germany, Austria and Switzerland since 2000. After joining the Company in 1989, Mr. Mogul held various roles of increasing responsibility at Stryker Instruments before being promoted to Vice President of Sales for the now Orthopaedics division in 1994.

Katherine Owen, age 39, was appointed Vice President, Strategy and Investor Relations in February 2007. Prior to joining the Company, she served as a medical technology analyst at Merrill Lynch. Prior to that she held a similar position at Cowen & Co./SG Cowen and had been a corporate lending analyst at State Street Bank.

Michael W. Rude, age 48, was appointed Vice President, Human Resources of the Company in July 2000. Prior to joining the Company, he served as Vice President of Human Resources for the SCIMED Division of Boston Scientific Corporation. Prior to that he held various positions as Vice President, Human Resources within The Dun & Bradstreet Corporation and spent eight years in various Human Resources positions at Baxter International, Inc.

Timothy J. Scannell, age 45, was appointed Group President, MedSurg and Spine in September 2009 and was Group President, Spine and Endoscopy since November 2008. He had previously been President, Stryker Spine since 2005 and Vice President and General Manager, Stryker Spine since 2003. After joining the Company in 1990, Mr. Scannell held a variety of leadership roles at Stryker Endoscopy before being promoted to Vice President and General Manager, Stryker Biotech in 2001.

The Corporate Governance Guidelines adopted by the Company’s Board of Directors, as well as the charters of each of the Audit Committee, the Governance and Nominating Committee, the Compensation Committee and the Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions is available, free of charge, under the “Investors—Corporate Governance” section of the Company’s website at www.stryker.com. Print copies of such documents are available, free of charge, upon written request sent to the Secretary of the Company at 2825 Airview Boulevard, Kalamazoo, Michigan 49002.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding the compensation of the management of the Company appearing under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation of Directors” in the 2010 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the caption “Stock Ownership” in the 2010 proxy statement is incorporated herein by reference.

At December 31, 2009, the Company had key employee and director stock option plans under which options are granted at a price not less than fair market value at the date of grant. These stock option plans were previously submitted to and approved by the Company’s shareholders. Additional information regarding the Company’s stock option plans appears in Note 1 and Note 10 to the Consolidated Financial Statements in Item 8 of this report. At December 31, 2009, the Company also had a stock performance incentive award program pursuant to which shares of the Company’s Common Stock have been and may be issued to certain employees with respect to performance in any calendar year through December 31, 2013. The status of these plans as of December 31, 2009 follows:

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by shareholders	26,307,289	$45.69	19,978,560

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information under the caption “Information About the Board of Directors and Corporate Governance Matters—Independent Directors” and “Information About the Board of Directors and Corporate Governance Matters—Certain Relationships and Related Party Transactions” in the 2010 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the caption “Proposal 2—Ratification of Appointment of Our Independent Registered Public Accounting Firm—Relationship with Ernst & Young LLP” in the 2010 proxy statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	FinancialStatements

	The following Consolidated Financial Statements of the Company and its subsidiaries are set forth in Part II, Item 8 of this report.

	Report of Independent Registered Public Accounting Firm on Financial Statements	35
	Consolidated Balance Sheets as of December 31, 2009 and 2008	36
	Consolidated Statements of Earnings for the Years Ended December 31, 2009, 2008 and 2007	37
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	38
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	39
	Notes to Consolidated Financial Statements	40

(a) 2.	FinancialStatement Schedules

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

(c)	FinancialStatement Schedules

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

STRYKER CORPORATION

Date: February 26, 2010	/s/ CURT R. HARTMAN
Curt R. Hartman, Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHEN P. MACMILLAN	/s/ CURT R. HARTMAN
Stephen P. MacMillan, Chairman, President and Chief Executive Officer (Principal Executive Officer)	Curt R. Hartman, Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ TONY M. MCKINNEY
Tony M. McKinney, Vice President, Chief Accounting Officer (Principal Accounting Officer)

/s/ HOWARD E. COX, JR.	/s/ SRIKANT M. DATAR
Howard E. Cox, Jr.—Director	Srikant M. Datar, Ph.D.—Director

/s/ DONALD M. ENGELMAN	/s/ LOUISE L. FRANCESCONI
Donald M. Engelman, Ph.D.—Director	Louise L. Francesconi—Director

/s/ HOWARD L. LANCE	/s/ WILLIAM U. PARFET
Howard L. Lance—Director	William U. Parfet—Director

/s/ RONDA E. STRYKER
Ronda E. Stryker—Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

STRYKER CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F
		Additions	Deductions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Describe (a)	Describe (b)	Balance at End of Period
DEDUCTED FROM ASSET ACCOUNTS
Allowance for Doubtful Accounts (in millions):
Year ended December 31, 2009	$44.5	$27.9	$6.6	$(0.5)	$66.3

Year ended December 31, 2008	$44.5	$10.4	$10.2	$0.2	$44.5

Year ended December 31, 2007	$41.8	$7.3	$5.4	$(0.8)	$44.5

(a)	Uncollectible amounts written off, net of recoveries.
(b)	Effect of changes in foreign exchange rates.

FORM 10-K—ITEM 15(a) 3. and ITEM 15(c)

STRYKER CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit 1—	Underwriting Agreements
(i)	Underwriting Agreement, dated January 12, 2010, between Stryker Corporation and Banc of America Securities LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC, as representatives of the underwriters named therein—Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K dated January 15, 2010 (Commission File No. 000-09165).

Exhibit 3—	Articles of Incorporation and By-Laws
(i)	Composite copy of Restated Articles of Incorporation as amended through April 19, 2000—Incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K for the year ended December 31, 2000 (Commission File No. 000-09165).
(ii)	Certificate of Amendment of Restated Articles of Incorporation dated June 4, 2004—Incorporated by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-09165).
(iii)	By-Laws—Incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K dated October 28, 2008 (Commission File No. 000-09165).

Exhibit 4—	Instruments defining the rights of security holders, including indentures—The Company agrees to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of the Company and its subsidiaries not exceeding 10% of the total assets of the Company and its consolidated subsidiaries is authorized.
(i)	Form of $1 billion Five-Year Credit Agreement, dated as of November 18, 2005, among the Company and the Agents and other Lenders party thereto—Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 23, 2005 (Commission File No. 000-09165).
(ii)	Indenture, dated January 15, 2010, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated January 15, 2010 (Commission File No. 000-09165).
(iii)	First Supplemental Indenture (including the form of 2015 note), dated January 15, 2010, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated January 15, 2010 (Commission File No. 000-09165).
(iv)	Second Supplemental Indenture (including the form of 2020 note), dated January 15, 2010, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated January 15, 2010 (Commission File No. 000-09165).

Exhibit 10—	Material contracts
(i)*	2006 Long-Term Incentive Plan (as amended effective July 23, 2008)—Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008 (Commission File No. 000-09165).
(ii)*	Form of grant notice and terms and conditions for stock options granted under the 2006 Long-Term Incentive Plan.
(iii)*	Form of grant notice and terms and conditions for restricted stock units granted under the 2006 Long-Term Incentive Plan.
(iv)*	1998 Stock Option Plan (as Amended Effective July 23, 2008)—Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008 (Commission File No. 000-09165).
(v)*	Supplemental Savings and Retirement Plan (as Amended Effective January 1, 1996)—Incorporated by reference to Exhibit 10(iii) to the Company’s Form 10-K for the year ended December 31, 1994 (Commission File No.000-09165).

(vi)*	Stock option agreement relating to special stock option award to Stephen P. MacMillan pursuant to the 1998 Stock Option Plan on February 7, 2006—Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated February 9, 2006 (Commission File No. 000-09165).
(vii)*	Statement of Terms Relating to Employment dated as of December 4, 1998 between Stryker UK Limited and Andrew G. Fox-Smith as amended and restated through February 9, 2009—Incorporated by reference to Exhibit 10 (x) to the Company’s Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(viii)*	Executive Management Agreement dated as of December 2, 2008 between Dean H. Bergy and Stryker Corporation—Incorporated by reference to Exhibit 10 (xii) to the Company’s Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(ix)*	Stryker Corporation Executive Bonus Plan—Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(x)	Form of Indemnification Agreement for Directors—Incorporated by reference to Exhibit 10 (xiv) to the Company’s Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xi)	Form of Indemnification Agreement for Certain Officers—Incorporated by reference to Exhibit 10 (xv) to the Company’s Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).

Exhibit 11—	Statement re: computation of per share earnings
(i)	Note 11 to the Consolidated Financial Statements in Item 8 of this report.

Exhibit 21—	Subsidiaries of the registrant
(i)	List of Subsidiaries.

Exhibit 23—	Consent of experts and counsel
(i)	Consent of Independent Registered Public Accounting Firm.

Exhibit 31—	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation.
(ii)	Certification of Principal Financial Officer of Stryker Corporation.

Exhibit 32—	18 U.S.C. Section 1350 Certifications
(i)**	Certification by President and Chief Executive Officer of Stryker Corporation.
(ii)**	Certification by Vice President and Chief Financial Officer of Stryker Corporation.

Exhibit 99—	Additional exhibits
(i)*	2008 Employee Stock Purchase Plan as amended on February 10, 2009—Incorporated by reference to Exhibit 99 (i) to the Company’s Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).

Exhibit 101—	XBRL (Extensible Business Reporting Language) Documents
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*	compensation arrangement
**	furnished with this Form 10-K