Form 10-Q
period 2010-03-31
STRYKER CORP
filed 2010-04-29
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

396,698,933 shares of Common Stock, $.10 par value, as of March 31, 2010.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	March 31 2010	December 31 2009

ASSETS
Current Assets
Cash and cash equivalents	$1,202.5	$658.7
Marketable securities	2,735.1	2,296.1
Accounts receivable, less allowance of $66.9 ($66.3 in 2009)	1,120.6	1,147.1
Inventories	961.0	943.0
Deferred income taxes	616.8	602.2
Prepaid expenses and other current assets	239.4	204.1

Total current assets	6,875.4	5,851.2

Property, Plant and Equipment, less allowance for depreciation of $1,043.0 ($1,016.1 in 2009)	925.0	947.6

Other Assets
Goodwill	951.2	956.8
Other intangibles, less accumulated amortization of $429.4 ($421.0 in 2009)	666.3	634.7
Loaner instrumentation, less accumulated amortization of $704.1 ($771.3 in 2009)	290.0	285.4
Deferred income taxes	254.7	258.9
Other	135.8	136.7

Total assets	$10,098.4	$9,071.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$230.7	$200.2
Accrued compensation	250.0	354.1
Income taxes	166.0	134.7

Dividend payable	59.5	59.7
Accrued expenses and other liabilities	671.0	674.3
Current maturities of debt	27.6	18.0

Total current liabilities	1,404.8	1,441.0

Long-term debt	996.2	-

Other Liabilities	1,026.6	1,035.2

Shareholders’ Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding 396.7 shares (397.9 in 2009)	39.7	39.8
Additional paid-in capital	925.4	899.9
Retained earnings	5,553.7	5,397.4
Accumulated other comprehensive gain	152.0	258.0

Total shareholders’ equity	6,670.8	6,595.1

Total liabilities & shareholders’ equity	$10,098.4	$9,071.3

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended March 31
	2010	2009

Net sales	$1,799.1	$1,601.3
Cost of sales	581.4	515.5

Gross profit	1,217.7	1,085.8

Research, development and engineering expenses	90.0	80.4
Selling, general and administrative expenses	667.8	616.6
Intangibles amortization	13.5	9.6

	771.3	706.6

Operating income	446.4	379.2
Other income (expense)	(0.6)	7.2

Earnings before income taxes	445.8	386.4
Income taxes	124.1	105.3

Net earnings	$321.7	$281.1

Net earnings per share:
Basic	$0.81	$0.71
Diluted	$0.80	$0.71

Weighted-average outstanding shares for the period:
Basic	397.2	396.7
Diluted	400.1	398.6

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total

Balances at January 1, 2010	$39.8	$899.9	$5,397.4	$258.0	$6,595.1

Net earnings			321.7		321.7
Unrealized gains on securities, net of income taxes				3.7	3.7
Unfunded pension gains, net of income taxes				0.6	0.6
Foreign currency translation adjustments				(110.3)	(110.3)

Comprehensive earnings for the three months ended March 31, 2010					215.7
Issuance of 0.9 shares of common stock under stock option and benefit plans, including $9.0 excess income tax benefit	0.1	11.7			11.8
Repurchase and retirement of 2.1 shares of common stock	(0.2)	(5.0)	(105.9)		(111.1)
Share-based compensation		18.8			18.8
Cash dividends declared of $0.15 per share of common stock			(59.5)		(59.5)

Balances at March 31, 2010	$39.7	$925.4	$5,553.7	$152.0	$6,670.8

See accompanying notes to Condensed Consolidated Financial Statements.

In February 2010 the Company declared a quarterly dividend of $0.15 per share payable April 30, 2010 to shareholders of record at the close of business on March 30, 2010.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended March 31
	2010	2009

Operating Activities
Net earnings	$321.7	$281.1
Adjustments to reconcile net earnings from operations to net cash provided by operating activities:
Depreciation	40.8	37.9
Amortization	58.4	53.8
Share-based compensation	18.8	16.7
Income tax benefit from exercise of stock options	14.9	4.2
Excess income tax benefit from exercise of stock options	(9.0)	(2.7)
Other	2.5	2.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9.2	53.5
Inventories	(30.1)	(51.8)
Loaner instrumentation	(52.1)	(43.9)
Accounts payable	33.1	2.5
Accrued expenses and other liabilities	(109.7)	(170.3)
Income taxes	14.5	116.2
Other	(38.2)	(27.4)

Net cash provided by operating activities	274.8	272.4

Investing Activities
Acquisitions, net of cash acquired	(57.4)	(2.6)
Purchases of marketable securities	(1,041.2)	(1,198.6)
Proceeds from sales of marketable securities	524.3	1,100.4
Purchases of property, plant and equipment	(31.1)	(30.6)
Proceeds from sales of property, plant and equipment	-	0.7

Net cash used in investing activities	(605.4)	(130.7)

Financing Activities
Proceeds from borrowings	17.3	10.5
Payments on borrowings	(7.1)	(9.6)
Proceeds from issuance of long-term debt, net	996.1	-
Issuance cost of long-term debt	(10.5)	-
Dividends paid	(59.7)	(158.6)
Proceeds from exercise of stock options	1.3	1.3
Repurchase and retirement of common stock	(111.1)	-
Excess income tax benefit from exercise of stock options	9.0	2.7
Other	62.7	20.0

Net cash provided by (used in) financing activities	898.0	(133.7)
Effect of exchange rate changes on cash and cash equivalents	(23.6)	(23.3)

Increase (decrease) in cash and cash equivalents	$543.8	$(15.3)

See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

March 31, 2010

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recently Adopted Accounting Standards: The Company adopted the provisions of the Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities Topic of the Financial Accounting Standard Board (FASB) Accounting Standard Codification (Codification) on January 1, 2010. The topic requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. There was no impact to the Condensed Consolidated Financial Statements as a result of the adoption of this topic of the FASB Codification.

The Company adopted the provisions of the Fair Value Measurements and Disclosures Topic “Improving Disclosures About Fair Value Measurements” of the FASB Codification on January 1, 2010. This topic requires companies to make new disclosures about recurring and nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The enhanced disclosures about recurring and nonrecurring fair value measurements are included in Note 2 to the Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards: In 2009 the FASB amended the provisions of the Revenue Recognition for Multiple-Deliverable Revenue Arrangements Topic of the FASB Codification. This topic amends prior guidance and requires an entity to apply the relative selling price allocation method in order to estimate the selling price for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. These provisions are effective for revenue arrangements entered into or which contain material modifications in fiscal years beginning on or after June 15, 2010, applied prospectively. The Company is currently reviewing the effect of this new topic on its Condensed Consolidated Financial Statements.

NOTE 2

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The Company’s estimates of fair value for financial instruments approximate their carrying amounts as of March 31, 2010 and December 31, 2009.

Pursuant to the requirements of Fair Value Measurements and Disclosures Topic of the FASB Codification, the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents:

The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Available-for-sale marketable securities:

The Company’s Level 2 available-for-sale marketable securities primarily include U.S. government and agency securities, foreign government debt securities, asset-backed debt securities, commercial paper, corporate debt securities, and certificates of deposit. The Company’s Level 2 available-for-sale marketable securities values are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company’s Level 3 available-for-sale marketable securities include corporate debt securities. The Company’s Level 3 available-for-sale marketable securities valuations are based on the income approach, specifically, discounted cash flow analyses that utilize significant inputs based on the Company’s estimates and assumptions. Using this approach, estimates for timing and amount of cash flows and expected holding periods of the securities were used and the expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using an estimated market required rate of return.

Trading marketable securities and Auction Rate Securities (ARS) Rights:

The Company’s Level 1 trading marketable securities consist of mutual funds and are valued using a market approach, based on quoted prices for the specific mutual fund from transactions in active exchange markets.

The Company’s Level 3 trading marketable securities include investments in ARS, the majority of which are triple A rated (per Standard & Poor’s) and collateralized by student loans guaranteed by the U.S. Department of Education. The interest rates of these ARS investments are reset through an auction process, most commonly at intervals of 7, 28 and 35 days.

Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of the ARS investments held by the Company, as the amount of securities submitted for sale in those auctions exceeded the amount of purchase bids. As of March 31, 2010, the Company held $139.9 million, at par value, of ARS investments. In 2008 the Company entered into an ARS Rights agreement (Rights) with UBS Financial Services Inc. (UBS), one of its investment providers, whereby the Company received the right to sell its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. These ARS Rights are nontransferable securities registered with the U.S. Securities and Exchange Commission (SEC). The Company has elected to apply the fair value option to its ARS Rights pursuant to the provisions of the Fair Value Option for Financial Assets and Financial Liabilities Topic of the FASB Codification. As a result of this election, in the first quarter of 2010, the Company recorded a loss of $1.9 million in other income (expense) to recognize the change in fair value estimate of its ARS Rights. The loss was offset by a corresponding gain in the fair value estimate of the related trading marketable securities. The Company intends to exercise its ARS Rights described above when it becomes due and has, therefore, classified the ARS as current marketable securities within its Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009.

As a result of the illiquidity in the market for ARS investments, the Company has estimated the fair value of its ARS and ARS Rights using a Level 3 valuation methodology. The Company’s Level 3 valuations of its ARS and ARS Rights are based on the income approach, specifically, discounted cash flow analyses that utilize significant inputs based on the Company’s estimates and assumptions. The discounted cash flow analyses included the following assumptions at March 31, 2010: current coupon rates, expected maturity and current discount rates. The current coupon rates are based on forecasted interest rates, specifically, the 3-month U.S. Treasury bill plus the applicable coupon spread, generally 120 basis points. The expected maturity assumption is based on the weighted average remaining term for the underlying student loans financed by the trusts that issued the ARS. Based on available information, the expected maturity reflects a 17-year assumption. The current discount rates reflect a base rate, a credit spread and an illiquidity premium. The base rate corresponds to the 3-month Libor, which is also the base rate that matches the credit spread. The credit spread is consistent with triple A rated investments collateralized by student loans that are guaranteed by the U.S. Government under the Federal Family Education Loan Program. The illiquidity premium estimate is a proxy for additional return required in holding illiquid assets. The Company’s valuation was supported by a broker pricing valuation that incorporates transaction details, such as contractual terms, maturity, timing and anticipated amounts of future cash flows, as well as assumptions about liquidity and credit valuation adjustments by marketplace participants at March 31, 2010. These adjustments are subject to future changes as the underlying market conditions and marketplace sources change.

Foreign currency exchange contracts:

The Company values foreign currency exchange contracts using a market approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. At March 31, 2010, the fair value carrying amount of the Company’s forward currency exchange contracts assets and liabilities were $3.6 million and $1.3 million, respectively.

The following tables summarize the valuation of the Company’s financial instruments by the aforementioned pricing categories (in millions):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)

At March 31, 2010
Assets:
Cash and cash equivalents	$1,202.5	$1,202.5	$ -	$ -
Available-for-sale marketable securities
Corporate and asset backed debt securities	1,383.9	-	1,383.2	0.7
Foreign government debt securities	714.7	-	714.7	-
U.S. agency debt securities	252.6	-	252.6	-
Certificates of deposit	98.3	-	98.3	-
Other	161.5	-	161.5	-

Total available-for-sale marketable securities	2,611.0	-	2,610.3	0.7
Trading marketable securities
Municipal debt securities (ARS)	124.8	-	-	124.8
Mutual funds	41.5	41.5	-	-

Total trading marketable securities	166.3	41.5	-	124.8
ARS Rights	15.1	-	-	15.1
Foreign currency exchange contracts	3.6	-	3.6	-

	$3,998.5	$1,244.0	$2,613.9	$140.6

Liabilities:
Deferred compensation arrangements	$41.5	$41.5	$ -	$ -
Foreign currency exchange contracts	1.3	-	1.3	-

	$42.8	$41.5	$1.3	$ -

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)

At December 31, 2009
Assets:
Cash and cash equivalents	$658.7	$658.7	$ -	$ -
Available-for-sale marketable securities
Corporate and asset backed debt securities	1,047.8	-	1,047.1	0.7
Foreign government debt securities	742.1	-	742.1
U.S. agency debt securities	166.3	-	166.3
Certificates of deposit	92.1	-	92.1
Other	109.2	-	109.2

Total available-for-sale marketable securities	2,157.5	-	2,156.8	0.7
Trading marketable securities
Municipal debt securities (ARS)	139.3	-	-	139.3
Mutual funds	39.3	39.3	-	-

Total trading marketable securities	178.6	39.3	-	139.3
ARS Rights	17.0	-	-	17.0
Foreign currency exchange contracts	8.3	-	8.3	-

Total	$3,020.1	$698.0	$2,165.1	$157.0

Liabilities:
Deferred compensation arrangements	$39.3	$39.3	$ -	$ -
Foreign currency exchange contracts	6.2	-	6.2	-

Total	$45.5	$39.3	$6.2	$ -

The following table presents a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) (in millions):

At March 31, 2010
Balance as of January 1, 2010	$157.0
Transfers into Level 3	-
Settlements	(16.4)
Other	-

Balance as of March 31, 2010	$140.6

At December 31, 2009
Balance as of January 1, 2009	$168.9
Transfers into Level 3	-
Settlements	(10.5)
Other	(1.4)

Balance as of December 31, 2009	$157.0

The following tables present a summary of the Company’s marketable securities (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

At March 31, 2010
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$1,377.9	$6.5	$(0.5)	$1,383.9
Foreign government debt securities	712.3	2.5	(0.1)	714.7
U.S. agency debt securities	252.3	0.5	(0.2)	252.6
Certificates of deposit	98.3	-	-	98.3
Other	161.3	0.2	-	161.5

Total available-for-sale marketable securities	$2,602.1	$9.7	$(0.8)	2,611.0

Trading marketable securities:
Municipal debt securities (ARS)				124.8
Mutual funds				41.5

Total trading marketable securities				166.3

Total marketable securities				$2,777.3

Reported as:
Current assets-Marketable securities				$2,735.1
Noncurrent assets-Other				42.2

				$2,777.3

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

At December 31, 2009
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$1,043.6	$5.2	$(1.0)	$1,047.8
Foreign government debt securities	742.2	0.9	(1.0)	742.1
U.S. agency debt securities	165.9	0.5	(0.1)	166.3
Certificates of deposit	92.0	0.1	-	92.1
Other	109.1	0.1	-	109.2

Total available-for-sale marketable securities	$2,152.8	$6.8	$(2.1)	2,157.5

Trading marketable securities:
Municipal debt securities (ARS)				139.3
Mutual funds				39.3

Total trading marketable securities				178.6

Total marketable securities				$2,336.1

Reported as:
Current assets-Marketable securities				$2,296.1
Noncurrent assets-Other				40.0

				$2,336.1

The cost and estimated fair value of available-for-sale marketable securities at March 31, 2010, by contractual maturity, are as follows (in millions):

	Cost	Estimated Fair Value

Due in one year or less	$848.4	$848.8
Due after one year through three years	1,708.0	1,716.3
Due after three years	45.7	45.9

	$2,602.1	$2,611.0

The gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2010 are as follows (in millions):

	Less Than 12 months			12 months or Greater			Total

	Number of Investments	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses

Available-for-sale marketable securities:
Corporate and asset backed debt securities	147	$419.9	$0.5	-	$-	$-	147	$419.9	$0.5
U.S. agency debt securities	33	119.7	0.2	-	-	-	33	119.7	0.2
Foreign government debt securities	19	106.1	0.1	-	-	-	19	106.1	0.1

Total	199	$645.7	$0.8	-	$-	$-	199	$645.7	$0.8

The unrealized losses on the Company’s investments in corporate and asset backed and U.S. agency debt securities were primarily caused by increases in interest yields as a result of continued challenging conditions in the global credit markets. While many of these investments have been downgraded by rating agencies since their initial purchase, less than 1% of the Company’s investments in corporate and asset-backed debt securities had a credit quality rating of less than single A (per Standard & Poor’s or Fitch). Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

The unrealized losses on the Company’s investments in foreign government debt securities were also caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Pursuant to the Company’s investment policy, all individual marketable security investments must have a minimum credit quality of single A (per Standard & Poor’s or Fitch) or A2 (per Moody’s Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (per Standard & Poor’s or Fitch) or Aa (per Moody’s Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to the Company’s marketable security investment portfolio. As of March 31, 2010, approximately 1% of the Company’s investments in marketable securities had a credit quality rating of less than single A (per Standard & Poor’s or Fitch) and A2 (per Moody’s Corporation). As of March 31, 2010, approximately 1% of the Company’s investments in marketable securities were held in asset backed debt securities. The majority of the Company’s asset backed debt securities relates to investments in U.S. agency-issued mortgage backed securities, where the recovery of the full amount by the investor is guaranteed by the issuing Federal agency.

The Company’s interest and marketable securities income, which is included in other income (expense), for the three months ended March 31, 2010 and 2009, was $13.1 million and $15.6 million respectively.

NOTE 3

DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The Company follows the provisions of the Derivatives and Hedging Topic of the FASB Codification, which requires the Company to recognize all derivatives on the Condensed Consolidated Balance Sheets at fair value.

The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. These currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The duration of the forward currency exchange contracts corresponds to the anticipated period the intercompany receivables and payables remain outstanding. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with resulting gains and losses included in other income (expense) in the Condensed Consolidated Statements of Earnings as an offset to the gains and losses recognized on the intercompany receivables and payables. For the three months ended March 31, 2010, recognized foreign currency transaction gains included in other income (expense) in the Condensed Consolidated Statements of Earnings was $1.3 million. For the three months ended March 31, 2009, recognized foreign currency transaction losses included in other income (expense) in the Condensed Consolidated Statements of Earnings was $0.4 million.

At March 31, 2010, the Company had outstanding forward currency exchange contracts to purchase $480.1 million and sell $407.1 million of various currencies (principally U.S. dollars and euros) with original maturities ranging from 9 to 93 days. The maximum length of time over which the Company is limiting its exposure to the reduction in value of nonfunctional receivables and payables through foreign currency exchange contracts is through June 30, 2010.

At March 31, 2010, the fair value carrying amount of the Company’s forward currency exchange contracts assets and liabilities was $3.6 million and $1.3 million, respectively, and was included as a component of prepaid expenses and other current assets and accrued expenses and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. The Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of its counterparties.

NOTE 4

COMPREHENSIVE EARNINGS

The Company follows the Comprehensive Income Topic of the FASB Codification in accounting for comprehensive earnings and its components. The comprehensive earnings for the three months ended March 31, 2010 and 2009 were $215.7 million and $185.6 million, respectively.

NOTE 5

INVENTORIES

Inventories are as follows (in millions):

	March 31 2010	December 31 2009

Finished goods	$735.0	$730.4
Work-in-process	89.3	84.0
Raw materials	148.2	140.1

FIFO cost	972.5	954.5
Less LIFO reserve	(11.5)	(11.5)

	$961.0	$943.0

NOTE 6

ACQUISITIONS

Business and product line acquisitions completed in the first quarter of 2010 for $57.4 million included the previously announced acquisition of assets used to produce the Sonopet Ultrasonic Aspirator control consoles, handpieces and accessories from Mutoh Co., Ltd. and Synergetics USA, Inc. These acquisitions, which are expected to enhance the Company’s product offerings within its Orthopaedic Implants and MedSurg Equipment segments, did not have a material effect on the Company’s consolidated net sales or operating income for the quarter ended March 31, 2010. These acquisitions were accounted for pursuant to the requirements of the Business Combinations Topic of the FASB Codification. The assets acquired and liabilities assumed as a result of the acquisitions were included in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2010 and did not have a material effect on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2010. The purchase price for each of the acquisitions was primarily allocated to identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized.

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

The Company believes that the technologies acquired in the SpineCore acquisition will result in the introduction of new products and additional future sales. However, unanticipated issues may arise that could further delay or terminate a product’s development prior to regulatory approval or commercialization, which could have an unfavorable impact on the Company’s operating results. As of March 31, 2010, the Company had not encountered significant issues and expects completion of the development and initial U.S. commercialization of the FlexiCore lumbar artificial disc and the CerviCore cervical artificial disc following receipt of all required regulatory approvals.

NOTE 7

RESTRUCTURING CHARGES

Restructuring charges recorded by the Company in 2009 and 2008 are described in Note 7 to the Consolidated Financial Statements included in the Company’s 2009 Form 10-K.

The following table provides a rollforward of the remaining liabilities, included within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet, related to the restructuring charges recorded by the Company in 2009 and 2008 (in millions):

	Agent Conversions	Severance and Related Costs	Contractual Obligations and Other Charges

Balances at January 1, 2010	$5.9	$3.4	$2.5
Payments	(5.9)	(1.3)	(0.5)

Balances at March 31, 2010	$0.0	$2.1	$2.0

The restructuring projects initiated in 2009 and 2008 are substantially complete. The Company expects the contractual obligations and other charges to be completed and final severance payments to be made in the fourth quarter of 2010.

NOTE 8

LONG-TERM DEBT

The Company’s long-term debt is summarized as follows:

	March 31 2010	December 31 2009

3.00% senior unsecured notes, due January 15, 2015	$499.5	$-
4.375% senior unsecured notes, due January 15, 2020	496.7	-
Other	27.6	18.0

Total debt	1,023.8	18.0
Less current maturities	(27.6)	(18.0)

Long-term debt	$996.2	$-

On January 15, 2010, the Company sold $500.0 million of senior unsecured notes due January 15, 2015 (the “2015 Notes”) and $500.0 million of senior unsecured notes due January 15, 2020 (the “2020 Notes”). The 2015 Notes bear interest at 3.00% per year and, unless previously redeemed, will mature on January 15, 2015. The 2020 Notes bear interest at 4.375% per year and, unless previously redeemed, will mature on January 15, 2020. The Company received net proceeds of $996.1 million, net of an offering discount of $3.9 million. The 2015 Notes and 2020 Notes carry effective interest rates of 3.02% and 4.46%, respectively. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities.

The carrying amounts of the Company’s long-term debt approximate their fair values, based on the quoted interest rates for similar types and amounts of borrowing agreements.

Debt issuance costs of $10.5 million were incurred in connection with the sale of the senior unsecured notes. These costs were capitalized and are being amortized to interest expense over the lives of the related senior unsecured notes. At March 31, 2010, total unamortized debt issuance costs were $10.1 million.

The weighted average interest rate for all borrowing was 3.7% at March 31, 2010.

In addition to the senior unsecured notes, the Company had current debt outstanding under various debt instruments totaling $27.6 and $18.0 million at March 31, 2010 and December 31, 2009, respectively.

NOTE 9

NET EARNINGS PER SHARE

The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant. Options to purchase 5.8 million and 23.4 million shares of common stock were outstanding during the quarters ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.

NOTE 10

CAPITAL STOCK

In December 2009 the Company’s Board of Directors authorized the Company to purchase up to $750.0 million of the Company’s common stock. The manner, timing and amount of any purchases will be determined by the Company’s management based on their evaluation of market conditions, stock price and other factors and will be subject to regulatory considerations. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise. During the first quarter of 2010, the Company repurchased 2.1 million shares of common stock in the open market at a cost of $111.1 million pursuant to the repurchase program. Shares repurchased under the share repurchase program are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

NOTE 11

RETIREMENT PLANS

Certain of the Company’s subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees. The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended March 31

	2010	2009

Service cost	$4.1	$3.9
Interest cost	3.2	2.9
Expected return on plan assets	(2.3)	(2.4)
Amortization of prior service cost and transition amount	0.3	0.3
Recognized actuarial loss	-	0.2

Net periodic benefit cost	$5.3	$4.9

The Company previously disclosed in its 2009 Form 10-K that it anticipated contributing approximately $19.0 million to its defined benefit plans in 2010 to meet minimum funding requirements. As of March 31, 2010, $4.0 million of contributions have been made.

NOTE 12

INCOME TAXES

The Company operates in multiple income tax jurisdictions both inside and outside the United States. Income tax authorities in these jurisdictions regularly perform audits of the Company’s income tax filings. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations. Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates. In 2010 the Company reached settlements related to certain income tax audits both inside and outside the United States.

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

NOTE 13

SEGMENT INFORMATION

The Company segregates its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment. The Orthopaedic Implants segment includes orthopaedic reconstructive (hip and knee), trauma and spinal implant systems and other related products. The MedSurg Equipment segment includes surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment; as well as other related products. The Other category includes corporate administration, interest expense, interest and marketable securities income and share-based compensation, which includes compensation related to both employee and director stock option and restricted stock grants.

The Company’s reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 of the Company’s 2009 Form 10-K.

Sales and net earnings by business segment follow (in millions):

	Orthopaedic Implants	MedSurg Equipment	Other	Total

Three Months Ended March 31, 2010:
Net sales	$1,076.9	$722.2	$-	$1,799.1
Segment net earnings (loss)	235.9	120.0	(34.2)	321.7
Three Months Ended March 31, 2009:
Net sales	$973.2	$628.1	$-	$1,601.3
Segment net earnings (loss)	187.4	114.1	(20.4)	281.1

NOTE 14

CONTINGENCIES

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. For legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.

On March 26, 2010, a shareholder’s derivative action complaint against certain current and former Directors and Officers of the Company was filed in the United States District Court for the Western District of Michigan Southern Division. This lawsuit was brought by the Westchester Putnam Counties Heavy and Highway Laborers Local 60 Benefit Funds and Laborers Local 235 Benefit Funds. The complaint alleges claims for breach of fiduciary duties and gross mismanagement in connection with certain product recalls, U.S. Food and Drug Administration (FDA) warning letters, government investigations relating to physician compensation and the criminal proceeding brought against the Company’s Biotech division. The case has been stayed while a Special Committee of the Board of Directors evaluates the claims.

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

In 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain current and former employees of Stryker Biotech with wire fraud, conspiracy to defraud the FDA, distribution of a misbranded device and false statements to the FDA. The Company still hopes to be able to reach a fair and just resolution of this matter. The ultimate resolution of this matter is not reasonably estimatable at this time. A conviction on the charges described above would impact the Company’s OP-1 implant product sales, which were not material to the Company’s consolidated revenue and operating results for the quarters ended March 31, 2010 and 2009. However, conviction of these charges could result in significant monetary fines and Stryker Biotech’s exclusion from participating in federal and state health care programs, which could have a material effect on Stryker Biotech’s business. The Company understands that certain former Stryker Biotech employees have pled guilty to charges in connection with this matter.

In 2009 the Company received a warning letter from the FDA related to compliance issues for one of its craniomaxillofacial (CMF) implant products that was previously sold through its CMF distribution facility in Portage, Michigan. In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey. In March 2010, the FDA informed the Company that the warning letter related to its Mahwah manufacturing facility had been resolved following a re-inspection in 2009 and additional corrective actions. The Company takes these matters very seriously and continues to fully cooperate with the FDA to address their observations at its Cork, Ireland facility.

In 2007 the Company announced that it reached a resolution with the U.S. Attorney’s office for the District of New Jersey in connection with a previously announced investigation relating to “any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation.” The resolution was in the form of a non-prosecution agreement for an 18-month period that ended on March 27, 2009. During the term of the agreement, the Company’s Orthopaedics subsidiary was subject to oversight by a federal monitor regarding compliance with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons. Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker’s orthopedic medical devices in procedures paid for in whole or in part by Medicare. The investigation is ongoing and the Company has produced numerous documents and other materials to HHS in response to the subpoena.

In 2007 the Company disclosed that the SEC made an informal inquiry of the Company regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, the Company received a subpoena from the U.S. Department of Justice, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the SEC inquiry. The Company is fully cooperating with the U.S. Department of Justice and the SEC regarding these matters.

NOTE 15

SUBSEQUENT EVENTS

Pursuant to the Subsequent Events Topic of the FASB Codification, the Company evaluated subsequent events after March 31, 2010 and concluded that no material transactions occurred subsequent to that date that provided additional evidence about conditions that existed at or after March 31, 2010 that require adjustment to the Unaudited Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this discussion, reference is made to the following financial measure: “constant currency.” This financial measure is an alternative representation of Stryker Corporation’s (the Company or Stryker) past and potential future operational performance and does not replace the presentation of the Company’s reported financial results under U.S. generally accepted accounting principles (GAAP). The Company has provided this supplemental non-GAAP financial measure because it provides meaningful information regarding the Company’s results on a consistent and comparable basis for the periods presented. Management uses this non-GAAP financial measure for reviewing the operating results of its business segments, for analyzing potential future business trends in connection with its budget process and bases certain annual bonus plans on this non-GAAP financial measure. In order to measure the Company’s sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales. Constant currency results are calculated by translating current year results at prior year average foreign currency exchange rates. In addition, the Company believes investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results. The Company encourages investors and other users of these financial statements to review its Condensed Consolidated Financial Statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

Executive Level Overview

Stryker is one of the world’s leading medical technology companies and is dedicated to helping healthcare professionals perform their jobs more efficiently while enhancing patient care. The Company provides innovative orthopaedic implants as well as state-of-the-art medical and surgical equipment to help people lead more active and more satisfying lives. The Company’s products include implants used in joint replacement, trauma and spinal surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment as well as other medical device products used in a variety of medical specialties.

Domestic sales accounted for 65% of total revenues in both the first quarter of 2010 and 2009. Most of the Company’s products are marketed directly to doctors, hospitals and other health-care facilities. Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 35% of total revenues in both the first quarter of 2010 and 2009. The Company’s products are sold in more than 100 countries through Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

On January 15, 2010, the Company sold $500.0 million of senior unsecured notes due January 15, 2015 (the “2015 Notes”) and $500.0 million of senior unsecured notes due January 15, 2020 (the “2020 Notes”). The Company received net proceeds of $996.1 million, net of an offering discount of $3.9 million. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities. Additional details are included in Liquidity and Capital Resources.

The Company’s business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

Results of Operations

The table below outlines the components of net earnings from the Condensed Consolidated Statements of Earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

	Percentage of Net Sales Three Months Ended March 31		Percentage Change
	2010	2009	2010/2009

Net sales	100.0	100.0	12
Cost of sales	32.3	32.2	13

Gross profit	67.7	67.8	12
Research, development and engineering expenses	5.0	5.0	12
Selling, general and administrative expenses	37.1	38.5	8
Intangibles amortization	0.8	0.6	41

Operating income	24.8	23.7	18
Other income (expense)	-	0.4	-

Earnings before income taxes	24.8	24.1	15
Income taxes	6.9	6.6	18

Net earnings	17.9	17.6	14

The table below sets forth domestic/international and product line sales information (in millions):

			Percentage Change

	Three Months Ended		2010/2009

	March 31			Constant Currency
	2010	2009	Reported

Domestic/international sales:

Domestic	$1,173.0	$1,042.0	13	13
International	626.1	559.3	12	2

Total net sales	$1,799.1	$1,601.3	12	9

Product line sales:
Orthopaedic Implants	$1,076.9	$973.2	11	6
MedSurg Equipment	722.2	628.1	15	12

Total net sales	$1,799.1	$1,601.3	12	9

The table below sets forth additional geographical sales growth information for significant products within the Company’s Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis:

	Three Months Ended March 31 2010

	Percentage Change

	Domestic	International		Total
			Constant		Constant
	Reported	Reported	Currency	Reported	Currency

Orthopaedic Implants sales:
Hips	7	11	0	9	4
Knees	12	11	(1)	12	8
Trauma	13	17	9	15	11
Spine	5	25	16	10	8
Total Orthopaedic Implants	9	14	3	11	6

MedSurg Equipment sales:
Surgical equipment and surgical navigation systems	1	1	(9)	1	(1)
Endoscopic and communications systems	6	16	4	9	6
Patient handling and emergency medical equipment	34	14	1	30	26
Total MedSurg Equipment	17	8	(3)	15	12

The Company’s net sales increased 12% in the first quarter of 2010 to $1,799.1 million from $1,601.3 million in 2009. Net sales grew by 8% as a result of increased unit volume and changes in product mix, 4% due to the favorable impact of foreign currency exchange rates on net sales and 2% due to acquisitions. Changes in price had an unfavorable impact of 1% on net sales growth.

The Company’s domestic sales were $1,173.0 million for the first quarter of 2010, representing an increase of 13% as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment. International sales were $626.1 million for the first quarter of 2010, representing an increase of 12%. The impact of foreign currency exchange rates movements to the dollar value of international sales was favorable by $58.4 million in the first quarter of 2010. On a constant currency basis, international sales increased 2% in the first quarter of 2010 as a result of higher shipments of Orthopaedic Implants partially offset by lower shipment of MedSurg Equipment.

Worldwide sales of Orthopaedic Implants were $1,076.9 million for the first quarter of 2010, representing an increase of 11%. On a constant currency basis, sales of Orthopaedic Implants increased 6% in the first quarter of 2010 as a result of higher shipments of hips, knees, trauma and spinal implant systems.

Hip Implant Systems: Sales of hip implant systems increased 9% during the first quarter (4% increase on a constant currency basis). Solid worldwide sales growth in Trident hip related products drove the Company’s constant currency sales growth. Sales growth in X3 Polyethylene and Restoration Modular hip systems in the United States, Europe, Pacific and the Latin America regions; Accolade cementless hip products in the United States, Europe, Japan, the Pacific and the Latin America regions; and X3 Polyethylene in Canada also led to the Company’s constant currency sales growth.

Knee Implant Systems: Sales of knee implant systems increased 12% during the first quarter (8% on a constant currency basis) due to strong growth in the Triathlon knee system in both the United States and in international markets. Sales growth in Global Modular Replacement System (GMRS) knee products in the United States and Pacific region also led to the Company’s constant currency sales growth.

Trauma Implant Systems: Sales of trauma implant systems increased 15% during the first quarter (11% on a constant currency basis) as a result of sales growth in the Gamma 3 Hip Fracture System in the United States, Europe, Canada, Pacific and the Latin America regions as well as sales growth in the Company’s T2 Nailing System in the United States and Europe. Sales growth in VariAx distal radius products in the United States, Europe, Canada and Pacific region also led to the Company’s constant currency sales growth.

Spinal Implant Systems: Sales of spinal implant systems increased 10% during the first quarter (8% on a constant currency basis) primarily due to strong sales growth of thoracolumbar implant systems in the United States and in international markets. Sales growth in interbody devices products in Europe, Japan and the Pacific region also contributed to the Company’s constant currency sales growth.

Worldwide sales of MedSurg Equipment were $722.2 million for the first quarter of 2010, representing an increase of 15%. On a constant currency basis, sales of MedSurg Equipment increased 12% in the first quarter of 2010, as higher shipments of endoscopic and communications systems and patient handling and emergency medical equipment were partially offset by lower sales of surgical equipment and surgical navigation systems. Sales of MedSurg Equipment were also positively impacted by 6% from acquisitions and 3% from a one-time shipment of patient handling equipment. .

Surgical Equipment and Surgical Navigation Systems: Sales of surgical equipment and surgical navigation systems increased 1% during the first quarter (decreased 1% on a constant currency basis). The lower constant currency sales was due to lower sales of powered surgical and operating room equipment in the international markets and interventional pain products in Japan and Canada partially offset by sales growth in interventional pain products in the United States, Europe, the Pacific and Latin America regions.

Endoscopic and Communications Systems: Sales of endoscopic and communications systems increased 9% during the first quarter (6% on a constant currency basis) due to sales growth in general surgery products in the United States, Europe, Canada and South Pacific region and communications products in Europe, Japan and Pacific region. Sales growth in medical video imaging equipment in the United States, Japan, Canada and the Pacific region also contributed to the Company’s constant currency sales growth.

Patient Handling and Emergency Medical Equipment: Sales of patient handling and emergency medical equipment increased 30% during the first quarter (26% on a constant currency basis), due to higher sales of hospital bed products in the United States and the Pacific and Latin America regions and stretchers in the United States. Sales of patient handling and emergency medical equipment were also positively impacted by 14% from a one-time shipment of patient handling equipment.

Research, development and engineering expenses represented 5.0% of sales in both the first quarter of 2010 and 2009 and increased 12% in the first quarter of 2010 to $90.0 million. The higher spending level is the result of the Company’s focus on new product development for anticipated product launches throughout the remainder of the year and in future years.

Selling, general and administrative expenses increased 8% in the first quarter of 2010 and represented 37.1% of sales compared to 38.5% in the same period of 2009. The decrease in selling, general and administrative expenses as a percent of sales in the first quarter of 2010 is primarily due to increased sales volume and continued control of discretionary spending levels.

Interest and marketable securities income, which is included in other income (expense), decreased to $13.1 million in the first quarter of 2010 from $15.6 million in 2009 as a result of lower average yields on the Company’s investments. Interest expense, which is also included in other income (expense), increased to $15.1 million in the first quarter of 2010 from $8.0 million in 2009 as a result of the interest cost on the debt issued in January 2010.

The Company’s effective income tax rate for the first quarter of 2010 was 27.8% as compared to effective income tax rates for the first quarter of 2009 and year ended December 31, 2009 of 27.3% and 31.8%, respectively. The effective income tax rate for the year ended December 31, 2009 reflects the impact of restructuring charges of $48.4 million (net of $18.6 million income tax benefits), a patent litigation gain of $42.9 million (net of $19.6 million income tax expenses) and the impact of the $67.1 million income tax expenses associated with the repatriation of foreign earnings of $787.0 million. In addition to these factors, the Company’s reported effective income tax rates are lower than the U.S. statutory income tax rate primarily as a result of manufacturing in lower income tax international jurisdictions.

Net earnings for the first quarter of 2010 were $321.7 million, an increase of 14% compared to net earnings of $281.1 million in the first quarter of 2009. Basic net earnings per share increased 14% in the first quarter of 2010 to $0.81 from $0.71 in 2009, and diluted net earnings per share increased 13% in the first quarter of 2010 to $0.80 from $0.71 in 2009.

Liquidity and Capital Resources

The Company’s working capital at March 31, 2010 increased $1,060.4 million to $5,470.6 million from $4,410.2 million at December 31, 2009. The increase in working capital primarily resulted from the aforementioned issuance of $1,000.0 million of senior unsecured notes in January 2010. Accounts receivable days sales outstanding was 56 days at March 31, 2010 and December 31, 2009 and days sales in inventory increased 6 days to 151 days at March 31, 2010 from 145 days at December 31, 2009. Days sales outstanding decreased 3 days and days sales in inventory decreased 23 days compared to the March 31, 2009 levels. Days sales in inventory at March 31, 2010 is higher than at December 31, 2009 levels primarily due to higher levels of inventory. Days sales in inventory at March 31, 2010 is lower than at March 31, 2009 primarily due to lower levels of inventory resulting from the increase in sales levels.

The Company generated cash of $274.8 million from operations in the first quarter of 2010 compared to $272.4 million in 2009. The increase in cash provided by operating activities in the first quarter of 2010 compared to 2009 is primarily due to increased earnings partially offset by higher payments of current income tax liabilities in the United States, including payments of income taxes associated with the repatriation of foreign earnings in 2009.

In the first quarter of 2010, the Company used cash of $111.1 million for the repurchase of common stock, $59.7 million for the payment of dividends, $31.1 million for capital expenditures and $57.4 million for acquisitions. On January 15, 2010, the Company sold $500.0 million of 2015 Notes and $500.0 million of 2020 Notes. The 2015 Notes bear interest at 3.00% per year and, unless previously redeemed, will mature on January 15, 2015. The 2020 Notes bear interest at 4.375% per year and, unless previously redeemed, will mature on January 15, 2020. The Company received net proceeds of $996.1 million, net of an offering discount of $3.9 million. The 2015 Notes and 2020 Notes carry effective interest rates of 3.02% and 4.46%, respectively. Debt issuance costs of $10.5 million were incurred in connection with the sale of the senior unsecured notes. These costs were capitalized and are amortized to interest expense over the lives of the related senior unsecured notes. The Company also purchased and sold marketable securities, which are classified as available-for-sale investments in accordance with the provisions of the Investments-Debt and Equity Securities Topic of the Financial Accounting Standard Board (FASB) Accounting Standards Codification (Codification).

The Company had $1,202.5 million in cash and cash equivalents and $2,735.1 million in current marketable securities at March 31, 2010. The Company had outstanding borrowings totaling $1,023.8 million at March 31, 2010. The Company believes its cash and marketable securities on hand, anticipated future cash flows from operations, additional borrowing capacity under existing credit facilities as well as the potential access to global capital markets will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings; loaner instrumentation for surgical implants in support of new product launches; and future debt service requirements. At March 31, 2010 the Company had $1,034.1 million of additional borrowing capacity available under all of its existing credit facilities, including the Company’s $1,000.0 million 5-year nonamortizing, revolving Unsecured Credit Facility that expires in November 2010.

Other Matters

The Company has certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currencies. For the quarter ended March 31, 2010, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets and the related foreign currency translation adjustment gain in shareholders’ equity by $110.3 million.

The Company operates in multiple income tax jurisdictions both inside and outside the United States. Income tax authorities in these jurisdictions regularly perform audits of the Company’s income tax filings. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations. Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates. In 2009 the Company reached settlements related to certain income tax audits both inside and outside the United States.

On March 26, 2010, a shareholder’s derivative action complaint against certain current and former directors and officers of the Company was filed in the United States District Court for the Western District of Michigan Southern Division. This lawsuit was brought by the Westchester Putnam Counties Heavy and Highway Laborers Local 60 Benefit Funds and Laborers Local 235 Benefit Funds. The complaint alleges claims for breach of fiduciary duties and gross mismanagement in connection with certain product recalls, U.S Food and Drug Administration (FDA) warning letters, government investigations relating to physician compensation and the criminal proceeding brought against the Company’s Biotech division. The case has been stayed while a special committee of the board of directors evaluates the claims.

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

In 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain current and former employees of Stryker Biotech with wire fraud, conspiracy to defraud the FDA, distribution of a misbranded device and false statements to the FDA. The Company still hopes to be able to reach a fair and just resolution of this matter. The ultimate resolution of this matter is not reasonably estimatable at this time. A conviction on the charges described above would impact the Company’s OP-1 implant product sales, which were not material to the Company’s consolidated revenue and operating results for the quarters ended March 31, 2010 and 2009. However, conviction of these charges could result in significant monetary fines and Stryker Biotech’s exclusion from participating in federal and state health care programs, which could have a material effect on Stryker Biotech’s business. The Company understands that certain former Stryker Biotech employees have pled guilty to charges in connection with this matter.

In 2009 the Company received a warning letter from the FDA related to compliance issues for one of its craniomaxillofacial (CMF) implant products that was previously sold through its CMF distribution facility in Portage, Michigan. In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey. In March 2010, the FDA informed the Company that the warning letter related to its Mahwah manufacturing facility had been resolved following a re-inspection in 2009 and additional corrective actions. The Company takes these matters very seriously and continues to fully cooperate with the FDA to address their observations at its Cork, Ireland facility.

In 2007 the Company announced that it reached a resolution with the U.S. Attorney’s office for the District of New Jersey in connection with a previously announced investigation relating to “any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation.” The resolution was in the form of a non-prosecution agreement for an 18-month period that ended on March 27, 2009. During the term of the agreement, the Company’s Orthopaedics subsidiary was subject to oversight by a federal monitor regarding compliance with certain standards and procedures in connection with the retention and payment of orthopaedic surgeon consultants related to reconstructive products and the provision of certain benefits to such surgeons. Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker’s orthopedic medical devices in procedures paid for in whole or in part by Medicare. The investigation is ongoing and the Company has produced numerous documents and other materials to HHS in response to the subpoena.

In 2007 the Company disclosed that the U.S. Securities and Exchange Commission (SEC) made an informal inquiry of the Company regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, the Company received a subpoena from the U.S. Department of Justice, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the SEC inquiry. The Company is fully cooperating with the U.S. Department of Justice and the SEC regarding these matters.

Forward-Looking Statements

This report contains information that includes or is based on forward-looking statements within the meaning of the federal securities law that are subject to various risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied in such statements. Such factors include, but are not limited to: weakening of economic conditions that could adversely affect the level of demand for the Company’s products; pricing pressures generally, including cost-containment measures that could adversely affect the price of or demand for the Company’s products; changes in foreign exchange markets; legislative and regulatory actions; unanticipated issues arising in connection with clinical studies and otherwise that affect the FDA’s approval of new products; changes in reimbursement levels from third-party payors; a significant increase in product liability claims; unfavorable resolution of tax audits; changes in financial markets; and changes in the competitive environment.

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

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer ( Certifying Officers). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting – There was no change to the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) The Company issued 38,986 shares of Common Stock in the first quarter of 2010 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 (Act) based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

(c) In December 2009, the Company announced that its Board of Directors had authorized the Company to repurchase up to $750.0 million of its common stock from time to time in the open market, in privately negotiated transactions or otherwise. During the first quarter of 2010, the Company repurchased 2.1 million shares of its common stock in the open market at a cost of $111.1 million, as follows (in millions, except per share amounts):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Dollar Value of Shares that may yet to be Purchased Under the Plan
Month #1
January 1, 2010 - January 31, 2010	-	$-	-	$750.0
Month #2
February 1, 2010 - February 28, 2010	1.9	$51.69	1.9	$647.3
Month #3
March 1, 2010 - March 31, 2010	0.2	$52.32	0.2	$638.9

Total	2.1	$51.74	2.1

Shares repurchased under the share repurchase program are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

ITEM 6.	EXHIBITS

(a)	Exhibits

4.1	Indenture, dated January 15, 2010, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated January 15, 2010 (Commission File No. 000-09165).

4.2	First Supplemental Indenture (including the form of 2015 note), dated January 15, 2010, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated January 15, 2010 (Commission File No. 000-09165).

4.3	Second Supplemental Indenture (including the form of 2020 note), dated January 15, 2010, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated January 15, 2010 (Commission File No. 000-09165).

31(i)	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)

31(ii)	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

32(i)*	Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

32(ii)*	Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

April 29, 2010	/S/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

April 29, 2010	/S/ CURT R. HARTMAN
Date	Curt R. Hartman, Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 4-	Instruments defining the rights of security holders, including indentures - The Company agrees to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of the Company and its subsidiaries not exceeding 10% of the total assets of the Company and its consolidated subsidiaries is authorized.

(1)	Indenture, dated January 15, 2010, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated January 15, 2010 (Commission File No. 000-09165).

(2)	First Supplemental Indenture (including the form of 2015 note), dated January 15, 2010, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated January 15, 2010 (Commission File No. 000-09165).

(3)	Second Supplemental Indenture (including the form of 2020 note), dated January 15, 2010, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated January 15, 2010 (Commission File No. 000-09165).

Exhibit 31-	Rule 13a-14(a) Certifications

(i)	Certification of Principal Executive Officer of Stryker Corporation

(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32-	18 U.S.C. Section 1350 Certifications

(i)*	Certification by Chief Executive Officer of Stryker Corporation

(ii)*	Certification by Chief Financial Officer of Stryker Corporation

Exhibit 101-	XBRL (Extensible Business Reporting Language) Documents

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q