Form 10-Q
period 2010-09-30
STRYKER CORP
filed 2010-11-04
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

397,120,134 shares of Common Stock, $.10 par value, as of October 31, 2010.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	September 30 2010	December 31 2009

ASSETS
Current Assets
Cash and cash equivalents	$925.6	$658.7
Marketable securities	3,589.0	2,296.1
Accounts receivable, less allowance of $69.7 ($66.3 in 2009)	1,158.6	1,147.1
Inventories	1,035.3	943.0
Deferred income taxes	617.2	602.2
Prepaid expenses and other current assets	218.0	204.1

Total current assets	7,543.7	5,851.2
Property, Plant and Equipment, less allowance for depreciation of $1,077.2 ($1,016.1 in 2009)	931.6	947.6
Other Assets
Goodwill	951.0	956.8
Other intangibles, less accumulated amortization of $440.1 ($421.0 in 2009)	653.5	634.7
Loaner instrumentation, less accumulated amortization of $670.9 ($771.3 in 2009)	297.0	285.4
Deferred income taxes	250.7	258.9
Other	144.4	136.7

Total assets	$10,771.9	$9,071.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$247.8	$200.2
Accrued compensation	345.2	354.1
Income taxes	60.2	134.7
Dividend payable	59.6	59.7
Accrued expenses and other liabilities	674.1	674.3
Current maturities of debt	19.1	18.0

Total current liabilities	1,406.0	1,441.0
Long-Term Debt, excluding current maturities	996.4	-
Other Liabilities	1,063.5	1,035.2
Shareholders’ Equity
Common stock, $0.10 par value:
Authorized - 1,000.0 shares
Outstanding - 397.0 shares (397.9 in 2009)	39.7	39.8
Additional paid-in capital	965.3	899.9
Retained earnings	6,091.2	5,397.4
Accumulated other comprehensive gain	209.8	258.0

Total shareholders’ equity	7,306.0	6,595.1

Total liabilities & shareholders’ equity	$10,771.9	$9,071.3

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Net sales	$1,767.6	$1,653.3	$5,324.9	$4,888.9
Cost of sales	540.8	538.7	1,661.5	1,590.5

Gross profit	1,226.8	1,114.6	3,663.4	3,298.4

Research, development and engineering expenses	98.6	83.7	283.2	246.7
Selling, general and administrative expenses	643.3	643.9	1,972.9	1,877.6
Intangibles amortization	14.4	8.6	42.3	26.7
Restructuring charges	-	67.0	-	67.0

Total operating expenses	756.3	803.2	2,298.4	2,218.0

Operating income	470.5	311.4	1,365.0	1,080.4
Other income (expense)	(8.6)	3.0	(14.7)	20.4

Earnings before income taxes	461.9	314.4	1,350.3	1,100.8
Income taxes	124.2	85.4	371.9	299.4

Net earnings	$337.7	$229.0	$978.4	$801.4

Net earnings per share:
Basic	$0.85	$0.58	$2.46	$2.02
Diluted	$0.85	$0.57	$2.45	$2.01

Weighted-average outstanding shares for the period:
Basic	397.0	397.6	397.0	397.2
Diluted	398.1	399.6	399.1	399.1

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total

Balances at January 1, 2010	$39.8	$899.9	$5,397.4	$258.0	$6,595.1

Net earnings			978.4		978.4
Unrealized gains on securities, net of income taxes				0.8	0.8
Unfunded pension losses, net of income taxes				(0.2)	(0.2)
Foreign currency translation adjustments				(48.8)	(48.8)

Comprehensive earnings for the nine months ended September 30, 2010					930.2
Issuance of 1.3 shares of common stock under stock option and benefit plans, including $10.9 excess income tax benefit	0.1	16.8			16.9
Repurchase and retirement of 2.1 shares of common stock	(0.2)	(5.0)	(105.9)		(111.1)
Share-based compensation		53.6			53.6
Cash dividends declared of $0.45 per share of common stock			(178.7)		(178.7)

Balances at September 30, 2010	$39.7	$965.3	$6,091.2	$209.8	$7,306.0

See accompanying notes to Condensed Consolidated Financial Statements.

In February 2010 Stryker Corporation (the Company) declared a quarterly dividend of $0.15 per share payable April 30, 2010 to shareholders of record at the close of business on March 30, 2010. In June 2010 the Company declared a quarterly dividend of $0.15 per share payable July 30, 2010 to shareholders of record at the close of business on June 30, 2010. In September 2010 the Company declared a quarterly dividend of $0.15 per share payable October 29, 2010 to shareholders of record at the close of business on September 30, 2010.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Operating Activities
Net earnings	$337.7	$229.0	$978.4	$801.4
Adjustments to reconcile net earnings from operations to net cash provided by operating activities:
Depreciation	39.7	41.1	119.6	117.9
Amortization	61.4	55.5	179.3	162.6
Share-based compensation	17.5	15.3	53.6	47.0
Income tax benefit from exercise of stock options	0.9	2.0	20.3	9.1
Excess income tax benefit from exercise of stock options	-	(0.8)	(10.9)	(5.0)
Restructuring charges	-	67.0	-	67.0
Payment of restructuring charges	(0.1)	(4.7)	(8.3)	(14.1)
(Gain) loss on sale of property, plant and equipment	(24.0)	0.7	(23.4)	1.2
Other	2.5	2.6	7.1	8.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12.9)	9.4	(18.6)	50.4
Inventories	(56.9)	26.0	(117.7)	(4.9)
Loaner instrumentation	(45.1)	(46.5)	(148.3)	(140.1)
Accounts payable	33.8	(11.0)	53.5	(73.8)
Accrued expenses and other liabilities	58.0	90.6	(6.4)	-
Income taxes	17.9	(27.1)	(62.4)	(39.4)
Other	(2.1)	16.7	14.0	(66.9)

Net cash provided by operating activities	428.3	465.8	1,029.8	920.6

Investing Activities
Acquisitions, net of cash acquired	(0.8)	(6.0)	(62.2)	(17.7)
Purchases of marketable securities	(1,730.3)	(1,019.7)	(4,345.3)	(3,550.1)
Proceeds from sales of marketable securities	1,540.2	873.4	2,982.9	3,152.3
Purchases of property, plant and equipment	(58.5)	(28.6)	(127.0)	(89.6)
Proceeds from sales of property, plant and equipment	53.8	0.6	54.0	1.5

Net cash used in investing activities	(195.6)	(180.3)	(1,497.6)	(503.6)

Financing Activities
Proceeds from borrowings	19.1	3.2	54.8	14.6
Payments on borrowings	(19.9)	(5.1)	(52.7)	(17.4)
Proceeds from issuance of long-term debt, net	-	-	996.1	-
Issuance cost of long-term debt	-	-	(10.5)	-
Dividends paid	(59.5)	-	(178.7)	(158.6)
Proceeds from exercise of stock options	0.8	1.0	3.2	6.0
Repurchase and retirement of common stock	-	-	(111.1)	-
Excess income tax benefit from exercise of stock options	-	0.8	10.9	5.0
Other	(64.3)	(18.9)	47.1	(28.9)

Net cash provided by (used in) financing activities	(123.8)	(19.0)	759.1	(179.3)
Effect of exchange rate changes on cash and cash equivalents	31.5	27.5	(24.4)	21.5

Increase in cash and cash equivalents	$140.4	$294.0	$266.9	$259.2

See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

September 30, 2010

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

NOTE 2

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The Company’s estimates of fair value for financial instruments approximate their carrying amounts as of September 30, 2010 and December 31, 2009.

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

Available-for-sale marketable securities:

The Company’s Level 2 available-for-sale marketable securities primarily include U.S. agency debt securities, foreign government debt securities, asset backed debt securities, corporate debt securities and certificates of deposit. The Company’s Level 2 available-for-sale marketable securities values are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company’s Level 3 available-for-sale marketable securities include corporate debt securities. The Company’s Level 3 available-for-sale marketable securities valuations are based on the income approach, specifically, discounted cash flow analyses that utilize significant inputs based on the Company’s estimates and assumptions. Using this approach, estimates for timing and amount of cash flows and expected holding periods of the securities are used and the expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using an estimated market required rate of return.

Trading marketable securities:

The Company’s Level 1 trading marketable securities consist of mutual funds and are valued using a market approach, based on quoted prices for the specific mutual fund from transactions in active exchange markets.

Auction Rate Securities (ARS) Rights:

In June 2010 the Company exercised the ARS Rights agreement (ARS Rights) it had entered into in 2008 with UBS Financial Services Inc. (UBS), one of its investment providers, whereby the Company received the right to sell its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. Pursuant to this agreement, the Company redeemed its entire remaining outstanding ARS investment of $139.9 million par value in the second quarter of 2010. Prior to the exercise of the ARS Rights, the Company had applied the fair value option to its ARS Rights pursuant to the provisions of the Fair Value Option for Financial Assets and Financial Liabilities Topic of the FASB Codification. As a result of this election, in the nine months ended September 30, 2010, the Company recorded a loss of $17.0 million in other income (expense) to recognize the change in fair value estimate of its ARS Rights. This loss was offset by a corresponding gain in the fair value estimate of the related ARS investment.

Foreign currency exchange contracts:

The Company values foreign currency exchange contracts using a market approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. At September 30, 2010, the fair value carrying amount of the Company’s forward currency exchange contracts assets and liabilities were $11.5 million and $0.2 million, respectively.

The following tables summarize the valuation of the Company’s financial instruments by the aforementioned pricing categories (in millions):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)

At September 30, 2010
Assets:
Cash and cash equivalents	$925.6	$925.6	$-	$-
Available-for-sale marketable securities
Corporate and asset backed debt securities	1,929.2	-	1,928.5	0.7
Foreign government debt securities	988.1	-	988.1	-
U.S. agency debt securities	398.9	-	398.9	-
Certificates of deposit	79.1	-	79.1	-
Other	194.4	-	194.4	-

Total available-for-sale marketable securities	3,589.7	-	3,589.0	0.7
Trading marketable securities	43.6	43.6	-	-
Foreign currency exchange contracts	11.5	-	11.5	-

	$4,570.4	$969.2	$3,600.5	$0.7

Liabilities:
Deferred compensation arrangements	$43.6	$43.6	$-	$-
Foreign currency exchange contracts	0.2	-	0.2	-

	$43.8	$43.6	$0.2	$-

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)

At December 31, 2009
Assets:
Cash and cash equivalents	$658.7	$658.7	$-	$-
Available-for-sale marketable securities
Corporate and asset backed debt securities	1,047.8	-	1,047.1	0.7
Foreign government debt securities	742.1	-	742.1	-
U.S. agency debt securities	166.3	-	166.3	-
Certificates of deposit	92.1	-	92.1	-
Other	109.2	-	109.2	-

Total available-for-sale marketable securities	2,157.5	-	2,156.8	0.7
Trading marketable securities
Municipal debt securities (ARS)	139.3	-	-	139.3
Mutual funds	39.3	39.3	-	-

Total trading marketable securities	178.6	39.3	-	139.3
ARS Rights	17.0	-	-	17.0
Foreign currency exchange contracts	8.3	-	8.3	-

Total	$3,020.1	$698.0	$2,165.1	$157.0

Liabilities:
Deferred compensation arrangements	$39.3	$39.3	$-	$-
Foreign currency exchange contracts	6.2	-	6.2	-

Total	$45.5	$39.3	$6.2	$-

The following tables present a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) (in millions):

At September 30, 2010
Balance as of January 1, 2010	$157.0
Transfers into Level 3	-
Settlements	(156.3)
Other	-

Balance as of September 30, 2010	$0.7

At December 31, 2009
Balance as of January 1, 2009	$168.9
Transfers into Level 3	-
Settlements	(10.5)
Other	(1.4)

Balance as of December 31, 2009	$157.0

The following tables present a summary of the Company’s marketable securities (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

At September 30, 2010
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$1,924.7	$6.1	$(1.6)	$1,929.2
Foreign government debt securities	988.0	1.2	(1.1)	988.1
U.S. agency debt securities	397.8	1.1	-	398.9
Certificates of deposit	79.0	0.1	-	79.1
Other	193.8	0.6	-	194.4

Total available-for-sale marketable securities	$3,583.3	$9.1	$(2.7)	3,589.7

Trading marketable securities				43.6

Total marketable securities				$3,633.3

Reported as:
Current assets-Marketable securities				$3,589.0
Noncurrent assets-Other				44.3

				$3,633.3

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

At December 31, 2009
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$1,043.6	$5.2	$(1.0)	$1,047.8
Foreign government debt securities	742.2	0.9	(1.0)	742.1
U.S. agency debt securities	165.9	0.5	(0.1)	166.3
Certificates of deposit	92.0	0.1	-	92.1
Other	109.1	0.1	-	109.2

Total available-for-sale marketable securities	$2,152.8	$6.8	$(2.1)	2,157.5

Trading marketable securities:
Municipal debt securities (ARS)				139.3
Mutual funds				39.3

Total trading marketable securities				178.6

Total marketable securities				$2,336.1

Reported as:
Current assets-Marketable securities				$2,296.1
Noncurrent assets-Other				40.0

				$2,336.1

The cost and estimated fair value of available-for-sale marketable securities at September 30, 2010, by contractual maturity, are as follows (in millions):

	Cost	Estimated Fair Value

Due in one year or less	$791.9	$792.2
Due after one year through three years	2,715.7	2,721.5
Due after three years	75.7	76.0

	$3,583.3	$3,589.7

The gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2010, are as follows (in millions):

	Less Than 12 months			12 months or Greater			Total
	Number of Investments	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses
Available-for-sale marketable securities:
Corporate and asset backed debt securities	187	$701.6	$1.6	-	$-	$-	187	$701.6	$1.6
Foreign government debt securities	60	558.6	1.1	-	-	-	60	558.6	1.1

Total	247	$1,260.2	$2.7	-	$-	$-	247	$1,260.2	$2.7

The unrealized losses on the Company’s investments in corporate and asset backed debt securities were primarily caused by increases in interest yields as a result of continued challenging conditions in the global credit markets. While many of these investments have been downgraded by rating agencies since their initial purchase, less than 1% of the Company’s investments in corporate and asset-backed debt securities had a credit quality rating of less than single A (per Standard & Poor’s or Fitch). Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

The unrealized losses on the Company’s investments in foreign government debt securities were also caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

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

As of September 30, 2010, only 1% of the Company’s investments in marketable securities had a credit quality rating of less than single A (per Standard & Poor’s or Fitch) and A2 (per Moody’s Corporation). As of September 30, 2010, only 1% of the Company’s investments in marketable securities were held in asset backed debt securities. The majority of the Company’s asset backed debt securities relates to investments in U.S. agency-issued mortgage backed securities, where the recovery of the full amount by the investor is guaranteed by the issuing Federal agency.

The Company’s interest and marketable securities income, which is included in other income (expense), for the nine months ended September 30, 2010 and 2009, were $37.2 million and $38.8 million, respectively, and for the three months ended September 30, 2010 and 2009, were $11.6 million and $8.7 million, respectively.

NOTE 3

DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The Company follows the provisions of the Derivatives and Hedging Topic of the FASB Codification, which requires the Company to recognize all derivatives on its Condensed Consolidated Balance Sheets at fair value.

The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. These currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The duration of the forward currency exchange contracts corresponds to the anticipated period the intercompany receivables and payables remain outstanding. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with resulting gains and losses included in other income (expense) in the Condensed Consolidated Statements of Earnings as an offset to the gains and losses recognized on the intercompany receivables and payables. For the nine months and three months ended September 30, 2010, recognized foreign currency transaction losses included in other income (expense) in the Condensed Consolidated Statements of Earnings were $0.9 million and $0.7 million, respectively. For the nine months and three months ended September 30, 2009, recognized foreign currency transaction losses included in other income (expense) in the Condensed Consolidated Statements of Earnings were $1.0 million and $0.4 million, respectively.

At September 30, 2010, the Company had outstanding forward currency exchange contracts to purchase $448.6 million and sell $617.6 million of various currencies (principally U.S. dollars and euros) with original maturities ranging from 1 to 94 days. The maximum length of time over which the Company is limiting its exposure to the reduction in value of nonfunctional receivables and payables through foreign currency exchange contracts is through December 31, 2010.

At September 30, 2010, the fair value carrying amount of the Company’s forward currency exchange contracts assets and liabilities was $11.5 million and $0.2 million, respectively, and was included as a component of prepaid expenses and other current assets and accrued expenses and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. The Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of its counterparties.

NOTE 4

COMPREHENSIVE EARNINGS

The Company follows the Comprehensive Income Topic of the FASB Codification in accounting for comprehensive earnings and its components. The comprehensive earnings for the nine months ended September 30, 2010 and 2009 were $930.2 million and $963.2 million, respectively, and for the three months ended September 30, 2010 and 2009 were $599.3 million and $366.6 million, respectively.

NOTE 5

INVENTORIES

Inventories were as follows (in millions):

	September 30 2010	December 31 2009

Finished goods	$805.5	$730.4
Work-in-process	85.0	84.0
Raw materials	156.3	140.1

FIFO cost	1,046.8	954.5
Less LIFO reserve	(11.5)	(11.5)

	$1,035.3	$943.0

NOTE 6

ACQUISITIONS

Business and product line acquisitions completed in the nine months ended September 30, 2010 for $62.2 million included the acquisition of assets used to produce the Sonopet Ultrasonic Aspirator control consoles, handpieces and accessories from Mutoh Co., Ltd. and Synergetics USA, Inc. These acquisitions, which are expected to enhance the Company’s product offerings within its Orthopaedic Implants and MedSurg Equipment segments, did not have a material effect on the Company’s consolidated net sales or operating income for the three and nine months ended September 30, 2010. The assets acquired and liabilities assumed as a result of the acquisitions were included in the Company’s Condensed Consolidated Balance Sheet as of the acquisition dates and did not have a material effect on the Company’s Condensed Consolidated Balance Sheet as of those dates. The purchase price for each of the acquisitions was primarily allocated to identifiable intangible assets acquired based on their estimated fair values on the acquisition dates. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The purchase price in each case was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized.

In 2004 the Company acquired all of the outstanding stock of SpineCore, Inc. (SpineCore), a developer of artificial lumbar and cervical discs for an upfront payment of $120.0 million in cash plus certain transaction costs. Terms of the transaction also include potential milestone payments of $95 million upon commercialization of the FlexiCore lumbar artificial disc in the United States and $120 million upon commercialization of the CerviCore cervical artificial disc in the United States as well as royalty payments of up to an additional $25 million depending on the level of actual commercial sales of these devices, if any. The potential milestone payments are expected to be capitalized at their fair values as intangible assets at the time of payment, if they become due.

In October 2010 the Company made the decision to withdraw its application with the U.S. Food and Drug Administration (FDA) for the approval of the FlexiCore device. The CerviCore cervical artificial disc remains under development at this time; however, the Company continues to monitor the market, costs and approval process associated with the CerviCore device to determine whether the device will be made commercially available and result in the introduction of new products and additional future sales. In addition, unanticipated issues may arise that could further delay or terminate the development of the CerviCore device prior to regulatory approval or commercialization, which could have an unfavorable impact on the Company’s operating results.

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

The following table provides a rollforward of the remaining liabilities, included within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet, related to the restructuring charges recorded by the Company in 2009 and 2008 (in millions):

	Agent Conversions	Severance and Related Costs	Contractual Obligations and Other Charges

Balances at January 1, 2010	$5.9	$3.4	$2.5
Payments	(5.9)	(1.6)	(0.8)
Foreign currency translation effects	-	(0.2)	(0.3)

Balances at September 30, 2010	-	$1.6	$1.4

The restructuring projects initiated in 2009 and 2008 are substantially complete. The Company expects the remaining balances associated with the contractual obligations and other charges and final severance payments to be substantially paid out by the end of 2010.

NOTE 8

LONG-TERM DEBT AND CREDIT FACILITIES

The Company’s long-term debt is summarized as follows (in millions):

	September 30 2010	December 31 2009

3.00% senior unsecured notes, due January 15, 2015	$499.5	$-
4.375% senior unsecured notes, due January 15, 2020	496.9	-
Other	19.1	18.0

Total debt	1,015.5	18.0
Less current maturities	(19.1)	(18.0)

Long-term debt	$996.4	$-

In August 2010 the Company refinanced its credit facility with a new $1,000.0 million Senior Unsecured Revolving Credit Facility due August 2013 (the 2010 Facility). The 2010 Facility replaced the previously outstanding $1,000.0 million Unsecured Credit Facility due in November 2010 (the 2005 Facility). The 2010 Facility includes an increase option permitting the Company to increase the size of the facility up to an additional $500.0 million, a $500.0 million multicurrency sublimit (with no sublimit for euro borrowings), a $100.0 million letter of credit sublimit and other terms, conditions and covenants substantially the same as the 2005 Facility. The 2010 Facility has an annual facility fee ranging from 10 to 45 basis points and bears interest at LIBOR, as defined in the agreement, plus an applicable margin ranging from 65 to 205 basis points, both of which are dependent on the Company’s credit rating. Based on the Company’s current credit ratings, the 2010 facility has an annual facility fee of 12.5 basis points and an interest margin of 87.5 basis points.

In January 2010 the Company sold $500.0 million of senior unsecured notes due January 15, 2015 (the 2015 Notes) and $500.0 million of senior unsecured notes due January 15, 2020 (the 2020 Notes). The 2015 Notes bear interest at 3.00% per year and, unless previously redeemed, will mature on January 15, 2015. The 2020 Notes bear interest at 4.375% per year and, unless previously redeemed, will mature on January 15, 2020. The Company received net proceeds of $996.1 million, net of an offering discount of $3.9 million. The 2015 Notes and 2020 Notes carry effective interest rates of 3.02% and 4.46%, respectively. The net proceeds from the offering have been and will continue to be available for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities.

Debt issuance costs of $10.5 million were incurred in connection with the sale of the senior unsecured notes. These costs were capitalized and are being amortized to interest expense over the lives of the related senior unsecured notes. At September 30, 2010, total unamortized debt issuance costs were $9.4 million.

In addition to the senior unsecured notes, the Company had current debt outstanding under various debt instruments totaling $19.1 and $18.0 million at September 30, 2010 and December 31, 2009, respectively.

The weighted average interest rate for all borrowings was 3.7% at September 30, 2010.

NOTE 9

NET EARNINGS PER SHARE

The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant. Options to purchase 7.4 million and 22.2 million shares of common stock during the nine months ended September 30, 2010 and 2009, respectively, and options to purchase 10.5 million and 20.0 million shares of common stock during the three months ended September 30, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.

NOTE 10

CAPITAL STOCK

In December 2009 the Company’s Board of Directors authorized the Company to purchase up to $750.0 million of the Company’s common stock. The manner, timing and amount of any purchases is determined by the Company’s management based on their evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise. During the first quarter of 2010, the Company repurchased 2.1 million shares of common stock in the open market at a cost of $111.1 million pursuant to the repurchase program; the Company did not make any additional share repurchases in the second or third quarters of 2010. Shares repurchased under the share repurchase program are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

NOTE 11

RETIREMENT PLANS

Certain of the Company’s subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees. The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Service cost	$4.0	$4.0	$12.1	$12.1
Interest cost	3.0	2.4	9.3	7.7
Expected return on plan assets	(2.3)	(1.6)	(7.1)	(5.6)
Amortization of prior service cost and transition amount	0.2	0.3	0.8	0.8
Recognized actuarial loss	-	0.1	-	0.4

Net periodic benefit cost	$4.9	$5.2	$15.1	$15.4

The Company previously disclosed in its 2009 Form 10-K that it anticipated contributing approximately $19.0 million to its defined benefit plans in 2010 to meet minimum funding requirements. As of September 30, 2010, $13.4 million of contributions had been made.

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

In 2009 the U.S. Internal Revenue Service (IRS) proposed adjustments to the Company’s previously filed 2003, 2004 and 2005 income tax returns related to income tax positions the Company has taken for its cost sharing arrangements with two wholly owned entities operating in Ireland. The Company believes it followed the applicable tax law and Treasury regulations and is vigorously defending these income tax positions. Ultimate resolution with respect to these proposed adjustments could have a material impact on the Company’s income tax expense, results of operations and cash flows in future periods.

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

The Company measures the financial results of its reportable segments using an internal performance measure that excludes the property, plant and equipment gain associated with the sale of its Orthopaedics Implants manufacturing facility based in Caen, France and the favorable income tax expense adjustment associated with the repatriation of foreign earnings recorded in 2010, as well as the restructuring charges recorded in the third quarter of 2009.

Sales and net earnings by business segment follow (in millions):

	Orthopaedic Implants	MedSurg Equipment	Other	Total

Three Months Ended September 30, 2010:

Net sales	$1,028.8	$738.8	$ -	$1,767.6
Segment net earnings (loss)	212.5	135.2	(30.8)	316.9
Add income taxes on repatriation of foreign earnings				7.4
Add gain on sale of property, plant and equipment, net of income tax expense				13.4

Net earnings				337.7
Three Months Ended September 30, 2009:

Net sales	$1,016.7	$636.6	$ -	$1,653.3
Segment net earnings (loss)	197.2	105.6	(25.4)	277.4
Less restructuring charges, net of income tax benefits				48.4

Net earnings				229.0

	Orthopaedic Implants	MedSurg Equipment	Other	Total

Nine Months Ended September 30, 2010:

Net sales	$3,142.1	$2,182.8	$ -	$5,324.9
Segment net earnings (loss)	671.3	386.8	(100.5)	957.6
Add income taxes on repatriation of foreign earnings				7.4
Add gain on sale of property, plant and equipment, net of income tax expense				13.4

Net earnings				978.4
Nine Months Ended September 30, 2009:

Net sales	$3,004.1	$1,884.8	$ -	$4,888.9
Segment net earnings (loss)	577.7	337.3	(65.2)	849.8
Less restructuring charges, net of income tax benefits				48.4

Net earnings				801.4

NOTE 14

PROPERTY, PLANT AND EQUIPMENT

During the third quarter of 2010, the Company sold its Orthopaedics Implants manufacturing facility based in Caen, France for a total consideration of $52.9 million in an all cash transaction and recorded a gain of $13.4 million (net of $10.9 million income tax expense). The transaction also included a 5-year supply agreement with the acquirer in volumes commensurate with the production levels achieved prior to the sale. The supply agreement is contingent, among other things, on the acquirer’s ability to provide products that meet quality standards, and may be terminated by Stryker if such a material breach occurs.

NOTE 15

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

In the third quarter of 2010, the Company received separate subpoenas from the U.S. Department of Justice related to (i) the sales and marketing of the Stryker PainPump and (ii) sales, marketing, and regulatory matters related to the OtisKnee device. The Company is in the process of responding to these subpoenas.

In March 2010 a shareholder’s derivative action complaint against certain current and former Directors and Officers of the Company was filed in the United States District Court for the Western District of Michigan Southern Division. This lawsuit was brought by the Westchester Putnam Counties Heavy and Highway Laborers Local 60 Benefit Funds and Laborers Local 235 Benefit Funds. The complaint alleges claims for breach of fiduciary duties and gross mismanagement in connection with certain product recalls, FDA warning letters, government investigations relating to physician compensation and the criminal proceeding brought against the Company’s Biotech division. The case has been stayed while a Special Committee of the Board of Directors evaluates the claims.

In January 2010 a purported class action lawsuit against the Company was filed in the United States District Court for the Southern District of New York on behalf of those who purchased the Company’s common stock between January 25, 2007 and November 13, 2008, inclusive. The lawsuit seeks remedies under the Securities Exchange Act of 1934. In May 2010 the lawsuit was transferred to the United States District Court for the Western District of Michigan Southern Division. The Company is evaluating the scope of the claim and intends to defend itself vigorously.

In 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain current and former employees of Stryker Biotech with wire fraud, conspiracy to defraud the FDA, distribution of a misbranded device and false statements to the FDA. The Company still hopes to be able to reach a fair and just resolution of this matter. The ultimate resolution of this matter is not reasonably estimable at this time. A conviction on the charges described above would impact the Company’s OP-1 implant product sales, which were not material to the Company’s consolidated revenue and operating results for the nine months ended September 30, 2010 and 2009. However, conviction of these charges could result in significant monetary fines and Stryker Biotech’s exclusion from participating in federal and state health care programs, which could have a material effect on Stryker Biotech’s business. The Company understands that certain former Stryker Biotech employees have pled guilty to charges in connection with this matter.

In 2009 the Company received a warning letter from the FDA related to compliance issues for one of its craniomaxillofacial (CMF) implant products that was previously sold through its CMF distribution facility in Portage, Michigan. In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey. In March 2010 the FDA informed the Company that the warning letter related to its Mahwah manufacturing facility had been resolved following a re-inspection in 2009 and additional corrective actions. In May 2010 the FDA informed the Company that the warning letters related to its Cork, Ireland and CMF facilities had been resolved following FDA re-inspection of the Cork, Ireland facility and additional corrective actions at both the Cork and CMF facilities.

In 2007 the Company announced that it reached a resolution with the U.S. Attorney’s office for the District of New Jersey in connection with an investigation relating to “any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation.”

The resolution was in the form of a non-prosecution agreement, which included oversight by a federal monitor, for an 18-month period that ended on March 27, 2009. Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker’s orthopedic medical devices in procedures paid for in whole or in part by Medicare. The investigation is ongoing and the Company has produced numerous documents and other materials to HHS in response to the subpoena.

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

NOTE 16

SUBSEQUENT EVENTS

On October 1, 2010, the Company acquired Gaymar Industries (Gaymar), which specializes in support surface and pressure ulcer management solutions as well as temperature management products, in an all cash transaction for $150.6 million. The acquisition of Gaymar is expected to enhance the Company’s product offerings within its MedSurg Equipment segment. The effect of the Gaymar acquisition will be included in the Company’s consolidated results of operations prospectively from the date of acquisition. Pro forma consolidated results of operations for the three month and nine month periods ended September 30, 2010 would not differ significantly as a result of the Gaymar acquisition and therefore have not been presented.

On October 28, 2010, the Company announced a definitive agreement to acquire the assets of the Neurovascular division of Boston Scientific Corporation (Boston Scientific) in an all cash transaction of up to $1.5 billion. The acquisition of Boston Scientific Neurovascular is expected to substantially enhance the Company’s presence in the neurovascular market, allowing it to offer a comprehensive portfolio of products in both neurosurgical and neurovascular devices. Under the terms of the agreement, Boston Scientific will receive $1.4 billion at closing with additional consideration of up to $100 million payable upon specified milestone events, including the commercialization of new products and the transfer of specific manufacturing facilities to the Company. The closing is conditioned on the expiration or termination of all applicable waiting periods pursuant to the Hart-Scott-Rodino Antitrust Improvements Act, similar requirements in other countries, and other customary closing conditions.

The Company has evaluated subsequent events after September 30, 2010 and concluded that no material transactions occurred subsequent to that date that provided additional evidence about conditions that existed at or after September 30, 2010 that require adjustment to the Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this discussion, reference is made to the following financial measures: “constant currency,” “adjusted net earnings,” “adjusted basic net earnings per share” and “adjusted diluted net earnings per share.” These financial measures are an alternative representation of Stryker Corporation’s (the Company or Stryker) past and potential future operational performance and do not replace the presentation of the Company’s reported financial results under U.S. generally accepted accounting principles (GAAP). The Company has provided these supplemental non-GAAP financial measures because they provide meaningful information regarding the Company’s results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures for reviewing the operating results of its business segments, for analyzing potential future business trends in connection with its budget process and bases certain annual bonus plans on these non-GAAP financial measures.

In order to measure the Company’s sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales. Constant currency results are calculated by translating current year results at prior year average foreign currency exchange rates. In order to measure earnings performance on a consistent and comparable basis, the Company excludes the gain on sale of certain assets and the income tax expense adjustment associated with the repatriation of foreign earnings recorded in 2010 and restructuring charges recorded in 2009, each of which affects the comparability of operating results and the trend of earnings. Additional details regarding the nature, determination and financial statement impact of these items are included in Results of Operations. In addition, the Company believes investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results. The Company encourages investors and other users of these financial statements to review its Condensed Consolidated Financial Statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

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

Domestic sales accounted for 66% and 65% of total revenues in the first nine months of 2010 and 2009, respectively, and 66% and 65% in the third quarter of 2010 and 2009, respectively. Most of the Company’s products are marketed directly to doctors, hospitals and other health-care facilities. Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 34% and 35% of total revenues in the first nine months of 2010 and 2009, respectively, and 34% and 35% in the third quarter of 2010 and 2009, respectively. The Company’s products are sold in more than 100 countries through Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

During the third quarter, the Company recorded a gain of $13.4 million (net of $10.9 million income tax expense) reflecting the impact of the sale of its Orthopaedics Implants manufacturing facility based in Caen, France. In addition, during the third quarter of 2010, the Company recorded a favorable income tax expense adjustment of $7.4 million to reduce the income tax liability originally recorded in the fourth quarter of 2009 associated with the repatriation of foreign earnings to the United States. Additional details, including the financial statement impact of these transactions, are included in Results of Operations.

In August 2010 the Company refinanced its credit facility with a new $1,000.0 million Senior Unsecured Revolving Credit Facility due August 2013 (the 2010 Facility). The 2010 Facility replaces the previously outstanding $1,000.0 million Unsecured Credit Facility due in November 2010 (The 2005 Facility). The 2010 Facility includes an increase option permitting the Company to increase the size of the facility up to an additional $500.0 million, a $500.0 million multicurrency sublimit (with no sublimit for euro borrowings), a $100.0 million letter of credit sublimit and other terms, conditions and covenants substantially the same as the 2005 Facility. The 2010 Facility has an annual facility fee ranging from 10 to 45 basis points and bears interest at LIBOR, as defined in the 2010 Facility agreement, plus an applicable margin ranging from 65 to 205 basis points, both of which are dependent on the Company’s credit rating.

In January 2010 the Company sold $500.0 million of senior unsecured notes due January 15, 2015 (the 2015 Notes) and $500.0 million of senior unsecured notes due January 15, 2020 (the 2020 Notes). The Company received net proceeds of $996.1 million, net of an offering discount of $3.9 million. The net proceeds from the offering have been and will continue to be available for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities. Additional details are included in Liquidity and Capital Resources.

The Company’s business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is lower during the summer months.

Results of Operations

The tables below outline the components of net earnings from the Condensed Consolidated Statements of Earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

	Percentage of Net Sales Nine Months Ended September 30		Percentage Change
	2010	2009	2010/2009

Net sales	100.0	100.0	9
Cost of sales	31.2	32.5	4

Gross profit	68.8	67.5	11
Research, development and engineering expenses	5.3	5.0	15
Selling, general and administrative expenses	37.1	38.4	5
Intangibles amortization	0.8	0.5	58
Restructuring charges	-	1.4	(100)

Operating income	25.6	22.1	26
Other income (expense)	(0.3)	0.4	-

Earnings before income taxes	25.4	22.5	23
Income taxes	7.0	6.1	24

Net earnings	18.4	16.4	22

	Percentage of Net Sales Three Months Ended September 30		Percentage Change
	2010	2009	2010/2009

Net sales	100.0	100.0	7
Cost of sales	30.6	32.6	0

Gross profit	69.4	67.4	10
Research, development and engineering expenses	5.6	5.1	18
Selling, general and administrative expenses	36.4	38.9	0
Intangibles amortization	0.8	0.5	67
Restructuring charges	-	4.1	(100)

Operating income	26.6	18.8	51
Other income (expense)	(0.5)	0.2	-

Earnings before income taxes	26.1	19.0	47
Income taxes	7.0	5.2	45

Net earnings	19.1	13.9	47

The tables below set forth domestic/international and product line sales information (in millions):

			Percentage Change

	Nine Months Ended September 30		2010/2009

				Constant
	2010	2009	Reported	Currency

Domestic/international sales:

Domestic	$3,507.2	$3,158.8	11	11
International	1,817.7	1,730.1	5	1

Total net sales	$5,324.9	$4,888.9	9	8

Product line sales:
Orthopaedic Implants	$3,142.1	$3,004.1	5	3
MedSurg Equipment	2,182.8	1,884.8	16	15

Total net sales	$5,324.9	$4,888.9	9	8

			Percentage Change

	Three Months Ended September 30		2010/2009

				Constant
	2010	2009	Reported	Currency

Domestic/international sales:

Domestic	$1,173.8	$1,069.6	10	10
International	593.8	583.7	2	2

Total net sales	$1,767.6	$1,653.3	7	7

Product line sales:
Orthopaedic Implants	$1,028.8	$1,016.7	1	1
MedSurg Equipment	738.8	636.6	16	16

Total net sales	$1,767.6	$1,653.3	7	7

The tables below set forth additional geographical sales growth information for significant products within the Company’s Orthopaedic Implants and MedSurg Equipment segments on both a reported basis and a constant currency basis:

	Nine Months Ended September 30 2010/2009

	Percentage Change

	Domestic	International		Total

	Reported	Reported	Constant Currency	Reported	Constant Currency

Orthopaedic Implants sales:
Hips	4	5	0	5	2
Knees	6	1	(4)	4	3
Trauma	11	6	4	8	7
Spine	1	11	8	3	3
Total Orthopaedic Implants	5	4	1	5	3

MedSurg Equipment sales:
Surgical equipment and surgical navigation systems	9	4	1	8	7
Endoscopic and communications systems	8	8	5	8	7
Patient handling and emergency medical equipment	21	12	5	19	18
Total MedSurg Equipment	19	7	3	16	15

	Three Months Ended September 30 2010/2009

	Percentage Change

	Domestic	International		Total

	Reported	Reported	Constant Currency	Reported	Constant Currency

Orthopaedic Implants sales:
Hips	3	0	(1)	2	1
Knees	2	(4)	(5)	0	0
Trauma	7	(1)	1	2	4
Spine	0	3	4	1	1
Total Orthopaedic Implants	3	(1)	(1)	1	1

MedSurg Equipment sales:
Surgical equipment and surgical navigation systems	14	10	11	13	13
Endoscopic and communications systems	8	5	6	7	8
Patient handling and emergency medical equipment	8	7	6	8	8
Total MedSurg Equipment	19	8	9	16	16

The Company’s net sales increased 9% for the first nine months of 2010 to $5,324.9 million from $4,888.9 million in 2009. For the third quarter of 2010 net sales were $1,767.6 million, representing a 7% increase from net sales of $1,653.3 million in the third quarter of 2009. Net sales in the first nine months of 2010 grew by 7% as a result of increased unit volume and changes in product mix, 1% due to the favorable impact of foreign currency exchange rates on net sales and 2% due to acquisitions partially offset by an unfavorable impact of 2% due to changes in price. Net sales in the third quarter grew by 7% as a result of increased unit volume and changes in product mix and 2% due to acquisitions partially offset by an unfavorable impact of 2% due to changes in price.

The Company’s domestic sales were $3,507.2 million for the first nine months of 2010 and $1,173.8 million for the third quarter of 2010, representing increases of 11% and 10%, respectively, as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment. International sales were $1,817.7 million for the first nine months of 2010, representing an increase of 5%. The impact of foreign currency exchange rates movements to the dollar value of international sales was favorable by $67.3 million in the first nine months of 2010. On a constant currency basis, international sales increased 1% in the first nine months of 2010 as a result of higher shipments of Orthopaedic Implants and MedSurg Equipment.

International sales were $593.8 million for the third quarter of 2010, representing an increase of 2% on both a reported and constant currency basis as a result of higher shipments of MedSurg Equipment partially offset by lower shipments of Orthopaedic Implants.

Worldwide sales of Orthopaedic Implants were $3,142.1 million for the first nine months of 2010 and $1,028.8 million for the third quarter of 2010, representing increases of 5% and 1%, respectively. On a constant currency basis, sales of Orthopaedic Implants increased 3% for the first nine months of 2010, as a result of higher shipments of hips, knees, trauma and spinal implant systems; and increased of 1% for the third quarter of 2010 as a result of higher shipments of hips, trauma, and spinal implant systems.

Hip Implant Systems: Sales of hip implant systems increased 5% and 2% during the first nine months and third quarter of 2010, respectively, (2% and 1%, respectively, on a constant currency basis). In the United States, sales growth was driven by sales of X3 Polyethylene, Rejuvenate hip products and Trident hip related products. Sales growth in X3 Polyethylene hip products in Europe, Canada, the Pacific and Latin America regions as well as sales growth in Trident hip products in Japan, the Pacific and Latin America regions also contributed to the Company’s constant currency sales growth for the first nine months and third quarter of 2010. Sales growth in Accolade cementless hip products in the Europe, Japan and the Latin America region also led to the Company’s constant currency sales growth in the first nine months and third quarter of 2010.

Knee Implant Systems: Sales of knee implant systems increased 4% in the first nine months of 2010 and were flat in the third quarter (increased 3% and were flat, respectively, on a constant currency basis) due to worldwide sales growth in the Triathlon knee system as well as sales growth in Scorpio knee products in the Latin America region.

Trauma Implant Systems: Sales of trauma implant systems increased 8% in the first nine months of 2010 and 2% in the third quarter of 2010 (increased 7% and 4%, respectively, on a constant currency basis) as a result of sales growth in the Gamma 3 Hip Fracture System in the United States, Europe, Canada and the Pacific region as well as sales growth in the Company’s T2 Nailing System in the United States and Japan. Sales growth in VariAx distal radius products in the United States, Europe, Canada, Japan and the Latin America region also led to the Company’s constant currency sales growth.

Spinal Implant Systems: Sales of spinal implant systems increased 3% in the first nine months of 2010 and 1% in the third quarter of 2010 (increased 3% and 1%, respectively, on a constant currency basis). Sales growth in the first nine months of 2010 is primarily due to sales growth of thoracolumbar implant systems in the United States, Europe, Japan, Canada and the Latin America region as well as interbody devices products in Japan, Canada the Pacific and Latin America regions. Sales growth for the third quarter of 2010 was driven by sales growth of thoracolumbar implant systems in Japan, interbody devices in Japan, Canada, the Pacific and Latin America regions and cervical implants in the United States, Japan and the Latin America region.

Worldwide sales of MedSurg Equipment were $2,182.8 million for the first nine months of 2010, representing an increase of 16%. On a constant currency basis, sales of MedSurg Equipment increased 15% in the first nine months of 2010 as a result of higher shipments of surgical equipment and surgical navigation systems; endoscopic and communications systems as well as patient handling and emergency medical equipment. Sales of MedSurg Equipment were also positively impacted by 6% from acquisitions and 1% from a one-time shipment of patient handling equipment. Worldwide sales of MedSurg Equipment were $738.8 million for the third quarter of 2010, representing an increase of 16% on both a reported and constant currency basis due to higher shipments of surgical equipment and surgical navigation systems; endoscopic and communications systems as well as patient handling and emergency medical equipment. Sales of MedSurg Equipment were also positively impacted by 6% from acquisitions in the third quarter of 2010.

Surgical Equipment and Surgical Navigation Systems: Sales of surgical equipment and surgical navigation systems increased 8% in the first nine months of 2010 and 13% in the third quarter (7% and 13%, respectively, on a constant currency basis) due to strong domestic sales growth in powered surgical and operating room equipment and interventional pain products. Sales growth in operating room equipment in Europe, Japan, Canada and the Latin America region also led to the Company’s constant currency sales growth.

Endoscopic and Communications Systems: Sales of endoscopic and communications systems increased 8% in the first nine months of 2010 and 7% in the third quarter of 2010 (increased 7% and 8%, respectively, on a constant currency basis) due to sales growth in general surgery products in the United States, Europe, Japan, Canada and the Pacific region and communications products in the Pacific and Latin America regions. Sales growth in medical video imaging equipment in the United States, Japan, the Pacific and Latin America regions also contributed to the Company’s constant currency sales growth.

Patient Handling and Emergency Medical Equipment: Sales of patient handling and emergency medical equipment increased 19% in the first nine months of 2010 and 8% in the third quarter of 2010 (increased 18% and 8%, respectively, on a constant currency basis), due to higher sales of hospital bed products in the United States and the Latin America region and stretchers in the Latin America region. Strong sales growth of EMS products in the United States and Europe also contributed to the Company’s constant currency sales growth. Sales of patient handling and emergency medical equipment in the first nine months of 2010 were also positively impacted by 5% from a one-time shipment of patient handling equipment.

Cost of sales in the first nine months of 2010 represented 31.2% of sales compared to 32.5% in the same period of 2009. In the third quarter of 2010, the cost of sales percentage decreased to 30.6% from 32.6% in the third quarter of 2009. The decrease in the cost of sales percentage is primarily due to lower inventory charges, higher absorption due to higher production levels as well as a favorable impact from the effect of foreign currency exchange rates on costs from the Company’s Euro based manufacturing sites.

Research, development and engineering expenses represented 5.3% of sales in the first nine months of 2010 compared to 5.0% in the same period of 2009 and increased 15% in the first nine months of 2010 to $283.2 million. These costs increased 18% in the third quarter and represented 5.6% of sales in 2010 compared to 5.1% in the same period of 2009. The higher spending level is the result of the Company’s focus on new product development for anticipated product launches throughout the remainder of the year and in future years.

Selling, general and administrative expenses increased 5% in the first nine months of 2010, representing 37.1% of sales compared to 38.4% in the same period of 2009. In the third quarter, these expenses were flat, representing 36.4% of sales in 2010 compared to 38.9% in the same period of 2009. In the third quarter of 2010 the Company sold its Orthopaedic Implant manufacturing facility in Caen, France and recorded a gain of $24.3 million, which is included in selling, general and administrative expenses. The remaining decrease in selling, general and administrative expenses as a percent of sales in the first nine months and third quarter of 2010 is primarily due to continued control of discretionary spending levels.

Interest and marketable securities income, which is included in other income (expense), decreased to $37.2 million in the first nine months of 2010 from $38.8 million in the same period of 2009 as a result of lower average yields on the Company’s investments and increased to $11.6 million in the third quarter of 2010 from $8.7 million in 2009 primarily as a result of higher levels of cash and marketable securities in the current period. Interest expense, which is also included in other income (expense), increased to $51.0 million in the first nine months of 2010 from $17.4 million in 2009 and to $19.6 million in the third quarter of 2010 from $5.4 million in 2009 as a result of the interest cost on the debt issued in January 2010.

The Company’s effective income tax rate for the first nine months and third quarter of 2010 was 27.5% and 26.9% respectively, as compared to effective income tax rates for the first nine months and third quarter of 2009 and year ended December 31, 2009 of 27.2%, 27.2% and 31.8%, respectively. The effective income tax rate for the first nine months and third quarter of 2010 reflects the gain on sale of the Caen facility of $13.4 million (net of $10.9 million income tax expense) and the impact of the favorable income tax expense adjustment of $7.4 million associated with the repatriation of foreign earnings to the United States completed in the fourth quarter of 2009. The effective income tax rate for the first nine months and third quarter of 2009 reflect the impact of the restructuring charges of $48.4 million (net of $18.6 million income tax benefit). The effective income tax rate for the year ended December 31, 2009 reflects the impact of restructuring charges of $48.4 million (net of $18.6 million income tax benefit), a patent litigation gain of $42.9 million (net of $19.6 million income tax expenses) and the impact of the $67.1 million income tax expenses associated with the repatriation of foreign earnings of $787.0 million. In addition to these factors, the Company’s reported effective income tax rates are lower than the U.S. statutory income tax rate primarily as a result of manufacturing in lower income tax international jurisdictions.

Net earnings for the first nine months of 2010 were $978.4 million, an increase of 22% compared to net earnings of $801.4 million in the first nine months of 2009. Basic net earnings per share increased 22% in the first nine months of 2010 to $2.46 from $2.02 in the same period of 2009, and diluted net earnings per share increased 22% in the first nine months of 2010 to $2.45 from $2.01 in the same period of 2009. Net earnings for the third quarter of 2010 were $337.7 million, an increase of 47% compared to net earnings of $229.0 million in the third quarter of 2009. Basic net earnings per share increased 47% in the third quarter of 2010 to $0.85 from $0.58 in the same period of 2009, and diluted net earnings per share increased 49% in the third quarter of 2010 to $0.85 from $0.57 in the same period of 2009.

Excluding the impact of the gain on sale of the Caen facility and favorable income tax expense adjustment associated with the repatriation of foreign earnings recorded in 2010 and the restructuring charges recorded in 2009, adjusted net earnings for the first nine months of 2010 were $957.6 million, an increase of 13% compared to adjusted net earnings of $849.8 million for the first nine months of 2009. Adjusted basic net earnings per share increased 13% in the first nine months of 2010 to $2.41 from $2.14 in 2009, and adjusted diluted net earnings per share increased 13% in the first nine months of 2010 to $2.40 from $2.13 in 2009. Adjusted net earnings for the third quarter of 2010 were $316.9 million, an increase of 14% compared to adjusted net earnings of $277.4 million for the third quarter of 2009. Adjusted basic net earnings per share increased 14% in the third quarter of 2010 to $0.80 from $0.70 in 2009, and adjusted diluted net earnings per share increased 16% in the third quarter of 2010 to $0.80 from $0.69 in 2009.

The reconciliations of these non-GAAP financial measures are as follows (in millions except per share amounts):

	Three Months Ended September 30		Percentage Change	Nine Months Ended September 30		Percentage Change
	2010	2009		2010	2009
Reported net earnings	$337.7	$229.0	48	$978.4	$801.4	22
Restructuring charges	-	48.4	(100)	-	48.4	(100)
Gain on sale of property, plant and equipment	(13.4)	-	-	(13.4)	-	-
Income taxes on repatriation of foreign earnings	(7.4)	-	-	(7.4)	-	-

Adjusted net earnings	$316.9	$277.4	14	$957.6	$849.8	13

Basic net earnings per share of common stock:
Reported basic net earnings per share	$0.85	$0.58	47	$2.46	$2.02	22
Restructuring charges	-	0.12	(100)	-	0.12	(100)
Gain on sale of property, plant and equipment	(0.03)	-	-	(0.03)	-	-
Income taxes on repatriation of foreign earnings	(0.02)	-	-	(0.02)	-	-
Adjusted basic net earnings per share	$0.80	$0.70	14	$2.41	$2.14	13

Weighted-average basic shares outstanding	397.0	397.6		397.0	397.2

Diluted net earnings per share of common stock:
Reported diluted net earnings per share	$0.85	$0.57	49	$2.45	$2.01	22
Restructuring charges	-	0.12	(100)	-	0.12	(100)
Gain on sale of property, plant and equipment	(0.03)	-	-	(0.03)	-	-
Income taxes on repatriation of foreign earnings	(0.02)	-	-	(0.02)	-	-
Adjusted diluted net earnings per share	$0.80	$0.69	16	$2.40	$2.13	13

Weighted-average diluted shares outstanding	398.1	399.6		399.1	399.1

The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2010 increased $1,727.5 million to $6,137.7 million from $4,410.2 million at December 31, 2009. The increase in working capital was primarily due to the issuance of $1,000.0 million of senior unsecured notes in January 2010. Accounts receivable days sales outstanding increased 3 days to 59 days at September 30, 2010 from 56 days at December 31, 2009 and decreased 2 days compared to September 30, 2009 levels. Days sales in inventory increased 29 days to 174 days at September 30, 2010 from 145 days at December 31, 2009 and increased 10 days compared to September 30, 2009 levels. Days sales in inventory at September 30, 2010 is higher than the prior year periods primarily due to higher levels of inventory in support of anticipated levels of fourth quarter sales.

The Company generated $1,029.8 million of cash from operations in the first nine months of 2010 compared to $920.6 million in the same period of 2009. In the third quarter of 2010, the Company generated $428.3 million of cash from operations compared to $465.8 million in the same period of 2009. The increase in cash provided by operating activities in the first nine months of 2010 compared to same period in 2009 is primarily due to increased earnings partially offset by increased inventory levels and other working capital items, including payments of income taxes. The decrease in cash provided by operating activities in the third quarter of 2010 compared to same period in 2009 is primarily due to increased inventory levels.

In the first nine months of 2010, the Company used cash of $111.1 million for the repurchase of common stock, $178.7 million for the payment of dividends, $127.0 million for capital expenditures and $62.2 million for acquisitions.

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

The Company had $925.6 million in cash and cash equivalents and $3,589.0 million in current marketable securities at September 30, 2010. The Company had outstanding borrowings totaling $1,015.5 million at September 30, 2010. The Company believes its cash and current marketable securities on hand, anticipated future cash flows from operations, additional borrowing capacity under existing credit facilities as well as the potential access to global capital markets will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; future business and product line acquisitions to supplement its current product offerings; loaner instrumentation for surgical implants in support of new product launches; and future debt service requirements.

In August 2010 the Company refinanced its credit facility with a new $1,000.0 million Senior Unsecured Revolving Credit Facility due August 2013 (the 2010 Facility). The 2010 Facility replaces the previously outstanding $1,000.0 million Unsecured Credit Facility due in November 2010 (The 2005 Facility). The 2010 Facility includes an increase option permitting the Company to increase the size of the facility up to an additional $500.0 million, a $500.0 million multicurrency sublimit (with no sublimit for euro borrowings), a $100.0 million letter of credit sublimit and other terms, conditions and covenants substantially the same as the 2005 Facility. The 2010 Facility has an annual facility fee ranging from 10 to 45 basis points and bears interest at LIBOR, as defined in the 2010 Facility agreement, plus an applicable margin ranging from 65 to 205 basis points, both of which are dependent on the Company’s credit rating. Based on the Company’s current credit ratings, the 2010 facility has an annual facility fee of 12.5 basis points and an interest margin of 87.5 basis points.

Should additional funds be required, the Company had $1,057.7 million of additional borrowing capacity available under all of its existing credit facilities as of September 30, 2010, including the 2010 Facility.

Other Matters

The Company has certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currencies. For the first nine months of 2010, the strengthening of the U.S. dollar relative to foreign currencies decreased the value of these investments in net assets and resulted in a foreign currency translation loss recorded in shareholders’ equity of $48.8 million. In the third quarter of 2010, the weakening of the U.S. dollar relative to foreign currencies increased the value of these investments in net assets and resulted in a foreign currency translation gain recorded in shareholders’ equity of $261.7 million.

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

In January 2010 a purported class action lawsuit against the Company was filed in the United States District Court for the Southern District of New York on behalf of those who purchased the Company’s common stock between January 25, 2007 and November 13, 2008, inclusive. The lawsuit seeks remedies under the Securities Exchange Act of 1934. In May 2010 the lawsuit was transferred to the United States District Court for the Western District of Michigan Southern Division. The Company is evaluating the scope of the claim and intends to defend itself vigorously.

In March 2010 a shareholder’s derivative action complaint against certain current and former directors and officers of the Company was filed in the United States District Court for the Western District of Michigan Southern Division. This lawsuit was brought by the Westchester Putnam Counties Heavy and Highway Laborers Local 60 Benefit Funds and Laborers Local 235 Benefit Funds. The complaint alleges claims for breach of fiduciary duties and gross mismanagement in connection with certain product recalls, U.S Food and Drug Administration (FDA) warning letters, government investigations relating to physician compensation and the criminal proceeding brought against the Company’s Biotech division. The case has been stayed while a special committee of the board of directors evaluates the claims.

In July 2010 the Company received an income tax assessment related to an income tax position the Company has taken for the allocation of profits within Europe in previously filed 2006 and 2007 income tax returns. The Company believes it followed the applicable tax laws and regulations and is vigorously defending this income tax position. If the Company were to ultimately lose with respect to this income tax position it could have a material unfavorable impact on the Company’s income tax expense, results of operations and cash flows in future periods.

In the third quarter of 2010, the Company received separate subpoenas from the U.S. Department of Justice related to (i) the sales and marketing of the Stryker PainPump and (ii) sales, marketing, and regulatory matters related to the OtisKnee device. The Company is in the process of responding to these subpoenas.

In 2009 the U.S. Internal Revenue Service (IRS) proposed adjustments to the Company’s previously filed 2003, 2004 and 2005 income tax returns related to income tax positions the Company has taken for its cost sharing arrangements with two wholly owned entities operating in Ireland. The Company believes it followed the applicable tax law and Treasury regulations and is vigorously defending these income tax positions. Ultimate resolution with respect these proposed adjustments could have a material unfavorable impact on the Company’s income tax expense, results of operations and cash flows in future periods.

In 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain current and former employees of Stryker Biotech with wire fraud, conspiracy to defraud the FDA, distribution of a misbranded device and false statements to the FDA. The Company still hopes to be able to reach a fair and just resolution of this matter. The ultimate resolution of this matter is not reasonably estimable at this time. A conviction on the charges described above would impact the Company’s OP-1 implant product sales, which were not material to the Company’s consolidated revenue and operating results for the nine months ended September 30, 2010 and 2009. However, conviction of these charges could result in significant monetary fines and Stryker Biotech’s exclusion from participating in federal and state health care programs, which could have a material effect on Stryker Biotech’s business. The Company understands that certain former Stryker Biotech employees have pled guilty to charges in connection with this matter.

In 2009 the Company received a warning letter from the FDA related to compliance issues for one of its craniomaxillofacial (CMF) implant products that was previously sold through its CMF distribution facility in Portage, Michigan. In 2007 the Company received two warning letters from the FDA regarding compliance with certain quality system specifications at its reconstructive implant manufacturing facilities: one letter for its facility in Cork, Ireland and another for its facility in Mahwah, New Jersey. In March 2010 the FDA informed the Company that the warning letter related to its Mahwah manufacturing facility had been resolved following a re-inspection in 2009 and additional corrective actions. In May 2010 the FDA informed the Company that the warning letters related to its Cork, Ireland and CMF facilities had been resolved following FDA re-inspection of the Cork, Ireland facility and additional corrective actions at both the Cork and CMF facilities.

In 2007 the Company announced that it reached a resolution with the U.S. Attorney’s office for the District of New Jersey in connection with an investigation relating to “any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation.” The resolution was in the form of a non-prosecution agreement, which included oversight by a federal monitor, for an 18-month period that ended on March 27, 2009. Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker’s orthopedic medical devices in procedures paid for in whole or in part by Medicare. The investigation is ongoing and the Company has produced numerous documents and other materials to HHS in response to the subpoena.

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

Evaluation of Disclosure Controls and Procedures – An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (Certifying Officers). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting – There was no change to the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

STRYKER CORPORATION
(Registrant)

November 4, 2010	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2010	/s/ CURT R. HARTMAN
Date	Curt R. Hartman, Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications

(i)	Certification of Principal Executive Officer of Stryker Corporation

(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications

(i)*	Certification by Chief Executive Officer of Stryker Corporation

(ii)*	Certification by Chief Financial Officer of Stryker Corporation

Exhibit 101 -	XBRL (Extensible Business Reporting Language) Documents

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q