Form 10-Q
period 2011-03-31
STRYKER CORP
filed 2011-05-04
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

388,004,426 shares of Common Stock, $.10 par value, as of March 31, 2011.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	March 31 2011	December 31 2010

ASSETS
Current Assets
Cash and cash equivalents	$735.1	$1,757.6
Marketable securities	2,150.8	2,622.5
Accounts receivable, less allowance of $55.1 ($57.0 in 2010)	1,310.3	1,251.9
Inventories	1,220.5	1,056.8
Deferred income taxes	741.0	653.2
Prepaid expenses and other current assets	343.5	289.4

Total current assets	6,501.2	7,631.4
Property, Plant and Equipment, less allowance for depreciation of $1,114.2 ($1,051.6 in 2010)	845.0	798.3
Other Assets
Goodwill	1,853.5	1,072.3
Other intangibles, less accumulated amortization of $483.8 ($465.3 in 2010)	1,312.0	703.0
Loaner instrumentation, less accumulated amortization of $724.4 ($684.1 in 2010)	308.0	290.5
Deferred income taxes	251.3	248.3
Other	160.0	151.3

Total assets	$11,231.0	$10,895.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$292.0	$291.7
Accrued compensation	284.9	417.5
Income taxes	139.5	47.4
Dividend payable	69.9	70.4
Accrued expenses and other liabilities	772.3	752.7
Current maturities of debt	28.2	25.3

Total current liabilities	1,586.8	1,605.0
Long-Term Debt, excluding current maturities	996.6	996.5
Other Liabilities	1,195.2	1,120.0
Shareholders’ Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding 388.0 shares (391.1 in 2010)	38.8	39.1
Additional paid-in capital	982.5	964.1
Retained earnings	6,014.8	6,016.9
Accumulated other comprehensive gain	416.3	153.5

Total shareholders’ equity	7,452.4	7,173.6

Total liabilities & shareholders’ equity	$11,231.0	$10,895.1

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended March 31
	2011	2010

Net sales	$2,015.2	$1,799.1
Cost of sales	688.9	581.4

Gross profit	1,326.3	1,217.7

Research, development and engineering expenses	110.9	90.0
Selling, general and administrative expenses	765.2	667.8
Intangibles amortization	26.7	13.5

	902.8	771.3

Operating income	423.5	446.4
Other income (expense)	(11.7)	(0.6)

Earnings before income taxes	411.8	445.8
Income taxes	104.4	124.1

Net earnings	$307.4	$321.7

Net earnings per share:
Basic	$0.79	$0.81
Diluted	$0.78	$0.80

Weighted-average outstanding shares for the period:
Basic	390.0	397.2
Diluted	394.2	400.1

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total

Balances at January 1, 2011	$39.1	$964.1	$6,016.9	$153.5	$7,173.6

Net earnings			307.4		307.4
Unrealized losses on securities, net of income taxes				(6.7)	(6.7)
Unfunded pension losses, net of income taxes				(1.4)	(1.4)
Foreign currency translation adjustments				270.9	270.9

Comprehensive earnings for the three months ended March 31, 2011					570.2
Issuance of 0.9 shares of common stock under stock option and benefit plans, including $3.3 excess income tax benefit	0.1	8.9			9.0
Repurchase and retirement of 4.0 shares of common stock	(0.4)	(10.1)	(239.6)		(250.1)
Share-based compensation		19.6			19.6
Cash dividends declared of $0.18 per share of common stock			(69.9)		(69.9)

Balances at March 31, 2011	$38.8	$982.5	$6,014.8	$416.3	$7,452.4

See accompanying notes to Condensed Consolidated Financial Statements.

In February 2011 Stryker Corporation (the Company) declared a quarterly dividend of $0.18 per share payable April 29, 2011 to shareholders of record at the close of business on March 31, 2011.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	Three Months Ended March 31
	2011	2010

Operating Activities
Net earnings	$307.4	$321.7
Adjustments to reconcile net earnings from operations to net cash provided by operating activities:
Depreciation	39.8	40.8
Amortization	75.1	58.4
Share-based compensation	19.6	18.8
Income tax benefit from exercise of stock options	14.1	14.9
Excess income tax benefit from exercise of stock options	(3.3)	(9.0)
Sale of inventory stepped-up to fair value at acquisition	54.9	5.7
Other	7.5	(3.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(27.6)	9.2
Inventories	(68.9)	(30.1)
Loaner instrumentation	(60.6)	(52.1)
Accounts payable	(4.9)	33.1
Accrued expenses and other liabilities	(111.4)	(109.7)
Income taxes	9.4	14.5
Other	(46.6)	(38.2)

Net cash provided by operating activities	204.5	274.8

Investing Activities
Acquisitions, net of cash acquired	(1,455.4)	(57.4)
Purchases of marketable securities	(903.2)	(1,041.2)
Proceeds from sales of marketable securities	1,475.3	524.3
Purchases of property, plant and equipment	(54.7)	(31.1)
Proceeds from sale of property, plant and equipment	60.0	-

Net cash used in investing activities	(878.0)	(605.4)

Financing Activities
Proceeds from borrowings	32.7	17.3
Payments on borrowings	(31.1)	(7.1)
Proceeds from issuance of long-term debt, net	-	996.1
Issuance cost of long-term debt	-	(10.5)
Dividends paid	(70.4)	(59.7)
Proceeds from exercise of stock options	4.0	1.3
Repurchase and retirement of common stock	(250.1)	(111.1)
Excess income tax benefit from exercise of stock options	3.3	9.0
Other	(77.3)	62.7

Net cash provided by (used in) financing activities	(388.9)	898.0
Effect of exchange rate changes on cash and cash equivalents	39.9	(23.6)

Increase (decrease) in cash and cash equivalents	($1,022.5)	$543.8

See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

March 31, 2011

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recently Adopted Accounting Standards: The Company adopted the amended provisions of the Revenue Recognition for Multiple-Deliverable Revenue Arrangements Topic of the Financial Accounting Standard Board (FASB) Accounting Standard Codification (Codification) on January 1, 2011. This topic amends prior guidance and requires an entity to apply the relative selling price allocation method in order to estimate the selling price for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. There was no impact to the Condensed Consolidated Financial Statements as a result of the adoption of this topic of the FASB Codification.

The Company adopted the amended provisions of the Fair Value Measurements and Disclosures Topic “Improving Disclosures About Fair Value Measurements” of the FASB Codification related to the reconciliation of fair value measurement using significant unobservable inputs (Level 3) on January 1, 2011. This topic requires companies to separately disclose information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The enhanced disclosures within the Level 3 fair value reconciliation are included in Note 2 to the Condensed Consolidated Financial Statements.

Reclassifications: Certain prior year amounts have been reclassified to conform to the presentation used in 2011. As more fully discussed in Note 13, the Company has reorganized its operations into three reportable business segments. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. In addition, the effect on net earnings from inventory stepped up to fair value at acquisition has been disclosed separately on the Company’s Condensed Consolidated Statements of Cash Flows.

NOTE 2

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The Company’s estimates of fair value for financial instruments approximate their carrying amounts as of March 31, 2011 and December 31, 2010.

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

Foreign currency exchange contracts:

The Company values foreign currency exchange contracts using a market approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. At March 31, 2011, the fair value carrying amount of the Company’s forward currency exchange contracts assets and liabilities were $5.4 million and $0.1 million, respectively.

The following tables summarize the valuation of the Company’s financial instruments by the aforementioned pricing categories (in millions):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)

At March 31, 2011
Assets:
Cash and cash equivalents	$735.1	$735.1	$-	$-
Available-for-sale marketable securities
Corporate and asset backed debt securities	1,320.2	-	1,319.5	0.7
Foreign government debt securities	577.5	-	577.5	-
U.S. agency debt securities	155.8	-	155.8	-
Certificates of deposit	42.8	-	42.8	-
Other	55.2	-	55.2	-

Total available-for-sale marketable securities	2,151.5	-	2,150.8	0.7
Trading marketable securities	52.6	52.6	-	-
Foreign currency exchange contracts	5.4	-	5.4	-

	$2,944.6	$787.7	$2,156.2	$0.7

Liabilities:
Deferred compensation arrangements	$52.6	$52.6	$-	$-
Foreign currency exchange contracts	0.1	-	0.1	-

	$52.7	$52.6	$0.1	$-

At December 31, 2010
Assets:
Cash and cash equivalents	$1,757.6	$1,757.6	$-	$-
Available-for-sale marketable securities
Corporate and asset backed debt securities	1,620.0	-	1,619.3	0.7
Foreign government debt securities	522.8	-	522.2	0.6
U.S. agency debt securities	314.6	-	314.6	-
Certificates of deposit	70.7	-	70.7	-
Other	95.1	-	95.1	-

Total available-for-sale marketable securities	2,623.2	-	2,621.9	1.3
Trading marketable securities	48.2	48.2	-	-
Foreign currency exchange contracts	2.4	-	2.4	-

	$4,431.4	$1,805.8	$2,624.3	$1.3

Liabilities:
Deferred compensation arrangements	$48.2	$48.2	$-	$-
Foreign currency exchange contracts	1.1	-	1.1	-

Total	$49.3	$48.2	$1.1	$-

The following tables present a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) (in millions):

	Total	Corporate and Asset Backed Debt Securities	Foreign Government Debt Securities

At March 31, 2011

Balance as of January 1	$1.3	$0.7	$0.6
Transfers out of Level 3	(0.6)	-	(0.6)

Balance as of March 31	$0.7	$0.7	$-

	Total	Corporate and Asset Backed Debt Securities	Municipal Debt Securities (ARS)	ARS Rights	Foreign Government Debt Securities

At December 31, 2010

Balance as of January 1	$157.0	$0.7	$139.3	$17.0	$-
Transfers into Level 3	0.6	-	-	-	0.6
Total gains or losses:	-
Included in earnings (or changes in net assets)	-	-	17.0	(17.0)	-
Sales	(154.2)	-	(154.2)	-	-
Settlements	(2.1)	-	(2.1)	-

	$1.3	$0.7	$-	$-	$0.6

In June 2010 the Company exercised the Auction Rate Securities (ARS) Rights agreement (ARS Rights) it had entered into in 2008 with UBS Financial Services Inc. (UBS), one of its investment providers, whereby the Company received the right to sell its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. Pursuant to this agreement, the Company redeemed its entire remaining outstanding ARS investment of $139.9 million par value.

The following tables present a summary of the Company’s marketable securities (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

At March 31, 2011
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$1,323.3	$2.2	$(5.3)	$1,320.2
Foreign government debt securities	579.9	0.3	(2.7)	577.5
U.S. agency debt securities	155.8	0.2	(0.2)	155.8
Certificates of deposit	42.7	0.1	-	42.8
Other	55.2	0.1	(0.1)	55.2

Total available-for-sale marketable securities	$2,156.9	$2.9	$(8.3)	2,151.5

Trading marketable securities				52.6

Total marketable securities				$2,204.1

Reported as:
Current assets-Marketable securities				$2,150.8
Noncurrent assets-Other				53.3

				$2,204.1

At December 31, 2010
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$1,618.4	$3.7	$(2.1)	$1,620.0
Foreign government debt securities	522.7	0.6	(0.5)	522.8
U.S. agency debt securities	314.2	0.6	(0.2)	314.6
Certificates of deposit	70.6	0.1	-	70.7
Other	95.0	0.1	-	95.1

Total available-for-sale marketable securities	$2,620.9	$5.1	$(2.8)	2,623.2

Trading marketable securities:				48.2

Total marketable securities				$2,671.4

Reported as:
Current assets-Marketable securities				$2,622.5
Noncurrent assets-Other				48.9

				$2,671.4

The cost and estimated fair value of available-for-sale marketable securities at March 31, 2011, by contractual maturity, are as follows (in millions):

	Cost	Estimated Fair Value

Due in one year or less	$198.9	$198.8
Due after one year through three years	1,883.7	1,878.3
Due after three years	74.3	74.4

	$2,156.9	$2,151.5

The gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2011, are as follows (in millions):

	Less Than 12 months			Total
	Number of Investments	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses
Available-for-sale marketable securities:
Corporate and asset backed debt securities	265	$865.7	$(5.3)	265	$865.7	$(5.3)
Foreign government debt securities	61	513.3	(2.7)	61	513.3	(2.7)
U.S. agency debt securities	18	61.8	(0.2)	18	61.8	(0.2)

Total	344	$1,440.8	$(8.2)	344	$1,440.8	($8.2)

The unrealized losses on the Company’s investments in corporate and asset backed and U.S agency debt securities are primarily caused by increases in interest rates as a result of continued challenging conditions in the global credit markets. While many of these investments have been downgraded by rating agencies since their initial purchase, only 1% of the Company’s investments in corporate and asset-backed debt securities had a credit quality rating of less than A (per Standard & Poor’s or Fitch). Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

The unrealized losses on the Company’s investments in foreign government debt securities were also caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Pursuant to the Company’s investment policy, all individual marketable security investments must have a minimum credit quality of A (per Standard & Poor’s or Fitch) or A2 (per Moody’s Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of AA (per Standard & Poor’s or Fitch) or Aa (per Moody’s Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to the Company’s marketable security investment portfolio. As of March 31, 2011, only 1% of the Company’s investments in marketable securities had a credit quality rating of less than A (per Standard & Poor’s or Fitch) and A2 (per Moody’s Corporation). As of March 31, 2011, only 1% of the Company’s investments in marketable securities were held in asset backed debt securities. The majority of the Company’s asset backed debt securities relates to investments in U.S. agency-issued mortgage backed securities, where the recovery of the full amount by the investor is guaranteed by the issuing Federal agency.

The Company’s interest and marketable securities income, which is included in other income (expense), for the three months ended March 31, 2011 and 2010, were $6.6 million and $13.1 million, respectively.

NOTE 3

DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The Company follows the provisions of the Derivatives and Hedging Topic of the FASB Codification, which requires the Company to recognize all derivatives on its Condensed Consolidated Balance Sheets at fair value.

The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. These currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The duration of the forward currency exchange contracts corresponds to the anticipated period the intercompany receivables and payables remain outstanding. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with resulting gains and losses included in other income (expense) in the Condensed Consolidated Statements of Earnings as an offset to the gains and losses recognized on the intercompany receivables and payables. For the three months ended March 31, 2011, recognized foreign currency transaction losses included in other income (expense) in the Condensed Consolidated Statements of Earnings was $1.3 million. For the three months ended March 31, 2010, recognized foreign currency transaction gains included in other income (expense) in the Condensed Consolidated Statements of Earnings was $1.3 million.

At March 31, 2011, the Company had outstanding forward currency exchange contracts to purchase $469.6 million and sell $785.2 million of various currencies (principally U.S. dollars and euros) with original maturities ranging from 8 to 93 days. The maximum length of time over which the Company is limiting its exposure to the reduction in value of nonfunctional receivables and payables through foreign currency exchange contracts is through June 30, 2011.

At March 31, 2011, the fair value carrying amount of the Company’s forward currency exchange contracts assets and liabilities was $5.4 million and $0.1 million, respectively, and was included as a component of prepaid expenses and other current assets and accrued expenses and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. The Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of its counterparties.

NOTE 4

COMPREHENSIVE EARNINGS

The Company follows the Comprehensive Income Topic of the FASB Codification in accounting for comprehensive earnings and its components. The comprehensive earnings for the three months ended March 31, 2011 and 2010 were $570.2 million and $215.7 million, respectively.

NOTE 5

INVENTORIES

Inventories were as follows (in millions):

	March 31 2011	December 31 2010

Finished goods	$1,009.7	$834.3
Work-in-process	45.3	65.4
Raw materials	177.8	169.4

FIFO cost	1,232.8	1,069.1
Less LIFO reserve	(12.3)	(12.3)

	$1,220.5	$1,056.8

NOTE 6

ACQUISITIONS

On January 3, 2011, the Company completed the acquisition of assets of the Neurovascular division of Boston Scientific Corporation (Neurovascular) in an all cash transaction for $1.45 billion, with an additional $50.0 million payment to be made upon completion of certain milestones. The acquisition of Neurovascular substantially enhances the Company’s presence in the neurotechnology market, allowing it to offer a comprehensive portfolio of products in both neurosurgical and neurovascular devices. The effect of the Neurovascular acquisition is included in the Company’s condensed consolidated results of operations beginning January 3, 2011. Pro forma consolidated results of operations for the three months ended March 31, 2011 would not differ significantly as a result of this acquisition.

The Neurovascular acquisition described above was accounted for pursuant to the requirements of the Business Combinations Topic of the FASB Codification. The assets acquired and liabilities assumed as a result of the Neurovascular acquisition were included in the Company’s Condensed Consolidated Balance Sheet as of the acquisition date. The purchase price was primarily allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The estimated useful lives range between 5 and 15 years.

The purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The table below represents the allocation of the purchase price to the acquired net assets of the Neurovascular acquisition (in millions):

Inventory	$145.1
Other current assets	14.2
Property, plant and equipment	16.5
Identifiable intangible assets:
Customer relationship	100.0
In-process research and development	18.7
Developed technology	478.7
Other	29.3
Goodwill	696.1

Total	1,498.6

Goodwill associated with the Neurovascular acquisition was $696.1 million. The factors that contributed to the recognition of goodwill included securing synergies that are specific to the Company’s business and not available to other market participants, which are expected to increase revenues and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of entering the neurovascular market; and diversifying the Company’s product portfolio.

In the first quarter of 2011, the Company recorded $67.0 million ($46.0 million net of income taxes) in acquisition and integration-related charges associated with the acquisition of the Neurovascular business. The charges primarily consist of transaction costs, integration-related charges and additional cost of sales for inventory sold that was stepped up to fair value.

In 2004 the Company acquired all of the outstanding stock of SpineCore, Inc. (SpineCore), a developer of artificial lumbar and cervical discs for an upfront payment of $120.0 million in cash plus certain transaction costs. Terms of the transaction also include a potential milestone payment of $120 million upon commercialization of the CerviCore cervical artificial disc in the United States as well as royalty payments of up to an additional $25 million depending on the level of actual commercial sales, if any. The potential milestone payment is expected to be capitalized at its fair values as an intangible asset at the time of payment, if it becomes due.

The CerviCore cervical artificial disc remains under development at this time; however, the Company continues to monitor the market, costs and approval process associated with this device to determine whether the device will be made commercially available and result in the introduction of new products and additional future sales. In addition, unanticipated issues may arise that could further delay or terminate the development of the CerviCore device prior to regulatory approval or commercialization, which could have an unfavorable impact on the Company’s operating results.

NOTE 7

RESTRUCTURING CHARGES

Restructuring charges recorded by the Company in 2009 and 2008 are described in Note 6 to the Consolidated Financial Statements included in the Company’s 2010 Form 10-K.

The following table provides a rollforward of the remaining liabilities, included within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet, related to the restructuring charges recorded by the Company in 2009 and 2008 (in millions):

	Severance and Related Costs	Contractual Obligations and Other Charges

Balances at January 1, 2011	$1.3	$1.4
Payments	(0.3)	(0.1)
Foreign currency translation effects	0.1	-

Balances at March 31, 2011	$1.1	$1.3

The restructuring projects initiated in 2009 and 2008 are substantially complete. The Company expects payments of the contractual obligations and other charges and severance payments to be made in 2011.

NOTE 8

DEBT AND CREDIT FACILITIES

The Company’s debt is summarized as follows (in millions):

	March 31 2011	December 31 2010

3.00% senior unsecured notes, due January 15, 2015	$499.6	$499.6
4.375% senior unsecured notes, due January 15, 2020	497.0	496.9
Other	28.2	25.3

Total debt	1,024.8	1,021.8
Less current maturities	(28.2)	(25.3)

Long-term debt	$996.6	$996.5

At March 31, 2011, total unamortized debt issuance costs incurred in connection with the Company’s senior unsecured notes were $8.6 million.

In addition to the senior unsecured notes, the Company had current debt outstanding under various debt instruments totaling $28.2 and $25.3 million at March 31, 2011 and December 31, 2010, respectively.

The weighted-average interest rate, excluding required fees, for all borrowings was 3.7% at March 31, 2011. The $1,000.0 million Senior Unsecured Revolving Credit Facility due August 2013 (the 2010 Facility) requires the Company to comply with certain financial and other covenants. The Company was in compliance with all covenants at March 31, 2011. In addition to the 2010 Facility, the Company has lines of credit, issued by various financial institutions, available to fund the Company’s day-to-day operating needs. At March 31, 2011, the Company had $1,021.6 million of additional borrowing capacity available under all of its existing credit facilities.

The carrying amounts of the Company’s debt approximate their fair values, based on the quoted interest rates for similar types and amounts of borrowing agreements.

NOTE 9

NET EARNINGS PER SHARE

The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant. Options to purchase 5.2 million and 5.8 million shares of common stock were outstanding during the quarters ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.

NOTE 10

CAPITAL STOCK

In December 2010 and 2009, the Company announced that its Board of Directors had authorized the Company to purchase up to $500.0 million and $750.0 million, respectively of the Company’s common stock. The manner, timing and amount of any purchases is determined by the Company’s management based on their evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise. The Company had not made any stock repurchase pursuant to the $500.0 million repurchase program as of March 31, 2011. During the first quarter of 2011, the Company repurchased 4.0 million shares of common stock in the open market at a cost of $250.1 million pursuant to the $750.0 million repurchase program. As of March 31, 2011, the maximum dollar value of shares that may yet be purchased under the $750.0 million repurchase program was $74.4 million. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

NOTE 11

RETIREMENT PLANS

Certain of the Company’s subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees. The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended March 31
	2011	2010

Service cost	$4.7	$4.1
Interest cost	3.1	3.2
Expected return on plan assets	(2.2)	(2.3)
Amortization of prior service cost and transition amount	-	0.3
Recognized actuarial loss	0.3	-

Net periodic benefit cost	$5.9	$5.3

The Company previously disclosed in its 2010 Form 10-K that it anticipated contributing approximately $18.7 million to its defined benefit plans in 2011 to meet minimum funding requirements. As of March 31, 2011, $6.9 million of contributions had been made.

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

In March 2011 the Company received an income tax assessment related to an income tax position the Company has taken for the allocation of profits within Europe in previously filed 2005 and 2008 income tax returns. In July 2010 the Company received an income tax assessment for the same issue for its previously filed 2006 and 2007 income tax returns. The Company believes it followed the applicable tax laws and regulations and will vigorously defend these income tax positions. If the Company were to ultimately lose with respect to these income tax positions it could have a material unfavorable impact on the Company’s income tax expense, results of operations and cash flows in future periods.

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

NOTE 13

SEGMENT INFORMATION

Effective in 2011, the Company began segregating its operations into three reportable business segments: Reconstructive, MedSurg and Neurotechnology and Spine. Prior to 2011, the Company segregated its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment. In conjunction with the ongoing evolution of the Company’s business model, most notably the Neurovascular acquisition, the Company believes this change in its reportable business segments more accurately reflects the way management monitors performance, aligns strategies and allocates resources in the current environment.

The Reconstructive segment includes orthopaedic reconstructive (hip and knee) and trauma implant systems as well as other related products. The MedSurg Equipment segment includes surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment; and other related products. The Neurotechnology and Spine segment includes neurovascular products, spinal implant systems and other related products. The Other category shown in the table below includes corporate administration, interest expense, interest and marketable securities income and share-based compensation, which includes compensation related to both employee and director stock option and restricted stock grants.

The Company’s reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 of the Company’s 2010 Form 10-K.

Sales and net earnings by business segment follow (in millions):

	Reconstructive	MedSurg	Neurotechnology and Spine	Other	Total

Three Months Ended March 31, 2011:

Net sales	$911.1	$763.8	$340.3	$-	$2,015.2
Segment net earnings (loss)	203.4	141.2	61.8	(53.0)	353.4
Less acquisition and integration related charges, net of income tax benefits					46.0

Net earnings					307.4
Three Months Ended March 31, 2010:

Net sales	$894.4	$675.2	$229.5	$-	$1,799.1
Segment net earnings (loss)	205.8	115.3	34.8	(34.2)	321.7

Other than assets associated with the acquisition of Neurovascular, which are discussed in greater detail in Note 6, there were no significant changes to total assets by segment from information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassified sales by business segment for each quarter of 2010 and the years ended December 31, 2010 and 2009 are as follows (in millions):

	2010 Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31	2010	2009

Reconstructive	$894.4	$852.8	$833.4	$968.3	$3,548.9	$3,383.5
MedSurg	675.2	671.9	684.8	770.7	2,802.6	2,427.6
Neurotechnology and Spine	229.5	233.5	249.4	256.1	968.5	912.0

Total net sales	$1,799.1	$1,758.2	$1,767.6	$1,995.1	$7,320.0	$6,723.1

NOTE 14

PROPERTY, PLANT AND EQUIPMENT

On February 1, 2011, the Company completed its previously announced sale of its OP-1 product family for use in orthopaedic bone applications and its manufacturing facility based in West Lebanon, NH for total consideration of $60.0 million. No material gain or loss was recorded upon the completion of the transaction.

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

In the third quarter of 2010, the Company received a subpoena from the U.S. Department of Justice related to sales, marketing and regulatory matters related to the Stryker PainPump. Also in the third quarter of 2010, the Company received a subpoena from the U.S. Department of Justice related to the sales, marketing and regulatory matters related to the OtisKnee device. The Company is in the process of responding to these subpoenas.

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

In 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain current and former employees of Stryker Biotech with wire fraud, conspiracy to defraud the FDA, distribution of a misbranded device and false statements to the FDA. The Company still hopes to be able to reach a fair and just resolution of this matter. The ultimate resolution of this matter is not reasonably estimable at this time; however, a conviction on the charges described above could result in significant monetary fines. Because Stryker Biotech is not presently involved in the sale of health care products or services, any conviction on these charges resulting in exclusion from participating in federal and state health care programs would not be expected to have a material effect on Stryker Biotech’s present business operations. Certain former Stryker Biotech employees have pled guilty to charges in connection with this matter.

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

NOTE 16

SUBSEQUENT EVENTS

Pursuant to the Subsequent Events Topics of the FASB Codification, the Company evaluated subsequent events after March 31, 2011 and concluded that no material transactions occurred subsequent to that date that provided additional evidence about conditions that existed at or after March 31, 2011 that require adjustment to the Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this discussion, reference is made to the following financial measures: “constant currency,” “adjusted net earnings,” “adjusted basic net earnings per share” and “adjusted diluted net earnings per share.” These financial measures are an alternative representation of Stryker Corporation’s (the Company or Stryker) past and potential future operational performance and do not replace the presentation of the Company’s reported financial results under U.S. generally accepted accounting principles (GAAP). The Company has provided these supplemental non-GAAP financial measures because they provide meaningful information regarding the Company’s results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures for reviewing the operating results of its business segments, for analyzing potential future business trends in connection with its budget process and bases certain annual bonus plans on these non-GAAP financial measures. In order to measure the Company’s sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affect the comparability and trend of sales. Constant currency results are calculated by translating current year results at prior year average foreign currency exchange rates. In order to measure earnings performance on a consistent and comparable basis, the Company excludes certain acquisition and integration-related charges recorded in 2011 which affects the comparability of operating results and the trend of earnings. Additional details regarding the nature, determination and financial statement impact of the acquisition and integration-related charges are included in Results of Operations. In addition, the Company believes investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results. The Company encourages investors and other users of these financial statements to review its Condensed Consolidated Financial Statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure.

Executive Level Overview

Stryker is one of the world’s leading medical technology companies and is dedicated to helping healthcare professionals perform their jobs more efficiently while enhancing patient care. The Company offers a diverse array of innovative medical technologies, including reconstructive, medical and surgical, and neurotechnology and spine products, to help people lead more active and more satisfying lives. The Company’s products include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment; neurosurgical, neurovascular and spinal devices; as well as other medical device products used in a variety of medical specialties.

U.S. sales accounted for 63% and 65% of total revenues in the first quarter of 2011 and 2010, respectively. Most of the Company’s products are marketed directly to doctors, hospitals and other health-care facilities. Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 37% and 35% of total revenues in the first quarter of 2011 and 2010, respectively. The Company’s products are sold in approximately 100 countries through Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

The Company’s business is generally not seasonal in nature; however, the number of reconstructive surgeries is lower during the summer months.

On February 1, 2011, the Company completed the previously announced sale of its OP-1 product family for use in orthopaedic bone applications and its manufacturing facility based in West Lebanon, NH for total consideration of $60.0 million.

On January 3, 2011, the Company completed the previously announced acquisition of assets of the Neurovascular division of Boston Scientific Corporation (Neurovascular) in an all cash transaction for $1.45 billion, with an additional $50.0 million payment to be made upon completion of certain milestones. The acquisition of Neurovascular substantially enhances the Company’s presence in the neurotechnology market, allowing it to offer a comprehensive portfolio of products in both neurosurgical and neurovascular devices. Additional details, including the financial statement impact of this transaction, are included in Results of Operations.

Results of Operations

The tables below outline the components of net earnings from the Condensed Consolidated Statements of Earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

	Percentage of Net Sales Three Months Ended March 31		Percentage Change
	2011	2010	2011/2010

Net sales	100.0	100.0	12
Cost of sales	34.2	32.3	18

Gross profit	65.8	67.7	9
Research, development and engineering expenses	5.5	5.0	23
Selling, general and administrative expenses	38.0	37.1	15
Intangibles amortization	1.3	0.8	98

Operating income	21.0	24.8	(5)
Other income (expense)	(0.6)	-	-

Earnings before income taxes	20.4	24.8	(8)
Income taxes	5.2	6.9	(16)

Net earnings	15.3	17.9	(4)

Effective in 2011, the Company began segregating its operations into three reportable business segments: Reconstructive, MedSurg and Neurotechnology and Spine. Additional details regarding these reportable business segments are included in Note 13 to the condensed consolidated financial statements.

The tables below set forth U.S./international and product line sales information (in millions):

			Percentage Change

	Three Months Ended March 31		2011/2010

				Constant
	2011	2010	Reported	Currency

Geographic Sales:

U.S.	$1,279.1	$1,173.0	9	9
International	736.1	626.1	18	12

Total net sales	$2,015.2	$1,799.1	12	10

Worldwide product sales:
Reconstructive	$911.1	$894.4	2	0
MedSurg	763.8	675.2	13	12
Neurotechnology and Spine	340.3	229.5	48	46

Total net sales	$2,015.2	$1,799.1	12	10

The tables below set forth additional geographical sales growth information for significant products within the Company’s Reconstructive, MedSurg and Neurotechnology and Spine segments on both a reported basis and a constant currency basis:

	Three Months Ended March 31, 2011/2010

	% Change

					U.S.	International

SUPPLEMENTAL PRODUCT SALES AND SALES GROWTH ANALYSIS	2011	2010	Reported	Constant Currency	Reported	Reported	Constant Currency

Reconstructive sales:
Hips	$302.0	$288.4	5	2	1	9	3
Knees	335.3	337.4	(1)	(2)	(2)	2	(2)
Trauma and Extremities	222.6	214.6	4	2	7	1	(2)
Total Reconstructive	911.1	894.4	2	0	0	4	0

MedSurg sales:
Surgical equipment and surgical navigation systems	284.9	251.6	13	12	11	19	14
Endoscopic and communications systems	268.1	234.0	15	13	14	16	12
Patient handling and emergency medical equipment	171.5	152.4	13	11	14	8	4
Total MedSurg	763.8	675.2	13	12	12	16	11

Neurotechnology and Spine sales:
Spine	161.6	157.4	3	1	(1)	11	7
Neurotechnology	178.7	72.1	148	143	86	329	309
Total Neurotechnology and Spine	340.3	229.5	48	46	27	103	94

The Company’s net sales increased 12% for the first quarter of 2011 to $2,015.2 million from $1,799.1 million in 2010. Net sales in the first quarter grew by 6% as a result of increased unit volume and changes in product mix, 6% due to acquisitions and 2% due to changes in foreign currency exchange rates. Changes in price had an unfavorable impact on net sales growth of 2%.

The Company’s U.S. sales were $1,279.1 million for the first quarter of 2011, representing an increase of 9% as a result of higher shipments of MedSurg and Neurotechnology and Spine products and sales growth through acquisitions. International sales were $736.1 million for the first quarter of 2011, representing an increase of 18%. The impact of foreign currency exchange rate movements to the dollar value of international sales was favorable by $32.3 million in the first quarter of 2011. On a constant currency basis, international sales increased 12% in the first quarter of 2011, primarily due to higher shipments of MedSurg and Neurotechnology and Spine products as well as sales growth through acquisitions.

Worldwide sales of Reconstructive products were $911.1 million for the first quarter of 2011, representing an increase of 2%. On a constant currency basis, sales of Reconstructive products decreased by less than 1% in the first quarter of 2011, as higher shipments of hip and trauma and extremities implant systems were offset by lower shipments of knee and other implant systems.

Hip Implant Systems: Sales of hip implant systems increased 5% during the first quarter of 2011 (2% on a constant currency basis). In the United States, sales growth of hip products was driven by Restoration Modular Hip System revision hip products and Rejuvenate hip products. Sales growth in X3 Polyethylene hip products in Europe, Japan, Canada and the Pacific region, Trident hip products in Japan and the Pacific and Latin America regions as well as Accolade cementless hip products in Japan and the Latin America region also contributed to the Company’s constant currency sales growth in the first quarter of 2011.

Knee Implant Systems: Sales of knee implant systems decreased 1% during the first quarter of 2011 (2% on a constant currency basis) due to lower worldwide shipments of Scorpio knee products partially offset by worldwide sales growth in the Triathlon knee system.

Trauma Implant Systems: Sales of trauma implant systems increased 4% during the first quarter of 2011 (2% on a constant currency basis) as a result of sales growth in the Gamma 3 Hip Fracture System in the United States, Europe, Canada, and the Pacific and Latin America regions as well as sales growth in the Company’s T2 Nailing System in the United States, Japan and Canada. Sales growth in VariAx distal radius products in the United States, Japan, Canada and the Pacific and Latin America regions also led to the Company’s constant currency sales growth.

Worldwide sales of MedSurg products were $763.8 million for the first quarter of 2011, representing an increase of 13%. MedSurg sales increased 12% on a constant currency basis in the first quarter of 2011 as a result of higher shipments of surgical equipment and surgical navigation systems; endoscopic and communications systems as well as patient handling and emergency medical equipment. Sales were also positively impacted by 2% from acquisitions. In 2010, sales of MedSurg products were positively impacted from a one-time shipment of patient handling equipment; excluding that one-time shipment, sales grew 16% in 2011.

Surgical Equipment and Surgical Navigation Systems: Sales of surgical equipment and surgical navigation systems increased 13% during the first quarter of 2011 (increased 12% on a constant currency basis) due to worldwide sales growth in powered surgical and operating room equipment.

Endoscopic and Communications Systems: Sales of endoscopic and communications systems increased 15% during the first quarter of 2011 (13% on a constant currency basis) due to worldwide sales growth in general surgery products and sales growth in communications products in the United States, Japan, Canada and the Latin America region. Sales growth in medical video equipment in the United States, Canada, and the Latin America region also contributed to the Company’s constant currency sales growth.

Patient Handling and Emergency Medical Equipment: Sales of patient handling and emergency medical equipment increased 13% during the first quarter of 2011 (11% on a constant currency basis), due to higher sales of hospital bed products in the United States and Canada and stretchers in the United States, Japan, Canada and the Pacific and Latin America regions. Strong sales growth of EMS products in the Pacific region also contributed to the Company’s constant currency sales growth. Sales of patient handling and emergency medical equipment in the first quarter of 2011 were also positively impacted by 10% from acquisitions. In 2010, sales of MedSurg products were positively impacted from a one-time shipment of patient handling equipment; excluding that one-time sale, MedSurg product sales grew 26% in 2011.

Worldwide sales of Neurotechnology and Spine products were $340.3 million for the first quarter of 2011, representing an increase of 48% (46% on a constant currency basis). Sales volumes in this segment were positively impacted by 43% from acquisitions, most significantly the acquisition of the Neurovascular business.

Spine: Sales of spinal products increased 3% during the first quarter (1% on a constant currency basis). The increase resulted from sales growth of thoracolumbar implant systems in the Europe, Japan, Canada and the Latin America region, interbody device products in Japan and Canada as well as cervical implants in the United States, Canada and the Latin America region. These positive trends were partially offset by declines in thoracolumbar implant systems and spacer systems in the United States. Interventional spine products in the United States, Europe, Japan, Canada and the Latin America region also contributed to the constant currency sales growth.

Neurotechnology: Sales of neurotechnology products increased 148% during the first quarter of 2011 (143% on a constant currency basis) primarily due to the Neurovascular.

Cost of sales in the first quarter of 2011 represented 34.2% of sales compared to 32.3% in the same period of 2010. In the first quarter of 2011, the Company recorded $54.2 million related to the additional cost of sales for inventory sold in the first quarter that was stepped up to fair value following the Neurovascular acquisition. Excluding the impact of the inventory step-up, the cost of sales percentage declined primarily due to lower excess and obsolete inventory costs and improved mix.

Research, development and engineering expenses represented 5.5% of sales in the first quarter of 2011 compared to 5.0% in the same period of 2010. Expenditures increased 23% in the first quarter of 2011 to $110.9 million. The higher spending level as a percentage of sales is consistent with expenditures in the third and fourth quarters of 2010 and reflects the Company’s focus on new product development for anticipated product launches throughout the remainder of the year and in future years.

Selling, general and administrative expenses increased 15% in the first quarter of 2011. These expenses represented 38.0% of sales compared to 37.1% in the same period of 2010. In the first quarter of 2011, the Company recorded $12.7 million in transaction costs and acquisition and integration-related charges associated with the acquisition of the Neurovascular business. The remaining increase in selling, general and administrative expenses as a percent of sales in the first quarter of 2011 is primarily due to higher sales-related costs, including sales compensation and amortization expense associated with loaner instrument sets.

Intangibles amortization increased 98% in the first quarter of 2011, and represented 1.3% of sales as compared to 0.8% of sales in the first quarter of 2010. The increase is due to acquisitions completed over the course of the last twelve months, most notably the Neurovascular acquisition.

Interest and marketable securities income, which is included in other income (expense), decreased to $6.6 million in the first quarter of 2011 from $13.1 million in 2010, as a result of lower average yields on the Company’s investments combined with decreased cash and cash equivalent and marketable securities balances compared the prior year period. The decrease in these balances is largely associated the purchase of the Neurovascular business, which was funded from the Company’s cash position. Interest expense, which is also included in other income (expense), totaled $17.0 million in the first quarter of 2011 and $15.1 million in the first quarter of 2010, primarily as a result of the interest cost on the debt issued in January 2010.

The Company’s effective income tax rate for the first quarter of 2011 was 25.4% as compared to effective income tax rates for the first quarter of 2010 and year ended December 31, 2010 of 27.8% and 26.4%, respectively. The effective income tax rate for the first quarter of 2011 reflects the amortization of inventory step-up charges of $36.5 million (net of $17.7 million income benefit) and transaction and integration charges of $9.5 million (net of $3.2 million income benefit) associated with the recently completed acquisition of the Neurovascular business. The effective income tax rate for the year ended December 31, 2010 reflects the property, plant and equipment impairment charge of $76.6 million (net of $46.9 million income tax benefit), the gain on sale of the manufacturing facility in Caen, France of $13.4 million (net of $10.9 million income tax expense) and the impact of the favorable income tax expense adjustment of $7.4 million associated with the repatriation of foreign earnings to the United States completed in the fourth quarter of 2009. In addition to these factors, the Company’s reported effective income tax rates are lower than the U.S. statutory income tax rate primarily as a result of manufacturing in lower income tax international jurisdictions.

Net earnings for the first quarter of 2011 were $307.4 million, a decrease of 4% compared to net earnings of $321.7 million in the first quarter of 2010. Basic net earnings per share decreased 3% in the first quarter of 2011 to $0.79 from $0.81 in 2010, and diluted net earnings per share decreased 3% in the first quarter of 2011 to $0.78 from $0.80 in 2010.

Excluding the impact of the inventory step-up, acquisition and integration-related charges recorded for the Neurovascular acquisition in the first quarter of 2011, adjusted net earnings for the first quarter of 2011 were $353.4 million, an increase of 10% compared to net earnings of $321.7 million for the first quarter of 2010. Adjusted basic net earnings per share increased 12% in the first quarter of 2011 to $0.91 from $0.81 in 2010, and adjusted diluted net earnings per share increased 13% in the first quarter of 2011 to $0.90 from $0.80 in 2010.

The reconciliations of these non-GAAP financial measures are as follows (in millions except per share amounts):

	Three Months Ended March 31		Percentage
	2011	2010	Change
Reported net earnings	$307.4	$321.7	(4)
Acquisition and integration-related charges, net of tax:
Cost of sales - inventory step-up	36.5	-	-
Selling, general and administrative expenses - acquisition and integration-related charges	9.5	-	-

Adjusted net earnings	$353.4	$321.7	10

Basic net earnings per share of common stock:
Reported basic net earnings per share	$0.79	$0.81	(3)
Acquisition and integration-related charges, net of tax:
Cost of sales - inventory step-up	0.09	-	-
Selling, general and administrative expenses - acquisition and integration-related charges	0.02	-	-

Adjusted basic net earnings per share	$0.91	$0.81	12

Weighted-average basic shares outstanding	390.0	397.2

Diluted net earnings per share of common stock:
Reported diluted net earnings per share	$0.78	$0.80	(3)
Acquisition and integration-related charges, net of tax:
Cost of sales - inventory step-up	0.09	-	-
Selling, general and administrative expenses - acquisition and integration-related charges	0.02	-	-

Adjusted diluted net earnings per share	$0.90	$0.80	13

Weighted-average diluted shares outstanding	394.2	400.1

The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

The Company’s working capital at March 31, 2011 decreased $1,112.0 million to $4,914.4 million from $6,026.4 million at December 31, 2010. The decrease in working capital was primarily due to the cash payment of $1,450.0 million that was made for the acquisition of the Neurovascular business. Accounts receivable days sales outstanding increased 3 days to 59 days at March 31, 2011 from 56 days at December 31, 2010 and days sales in inventory increased 7 days to 161 days at March 31, 2011 from 154 days at December 31, 2010. Days sales in inventory at March 31, 2011 is higher than the prior year periods primarily due to higher levels of inventory in support of anticipated product launches and second quarter sales, partially offset by the effect of Neurovascular inventory stepped up to fair value at acquisition.

The Company generated $204.5 million of cash from operations in the first quarter of 2011 compared to $274.8 million in the same period of 2010. The decrease in cash provided by operating activities in the first quarter of 2011 compared to same period in 2010 is primarily due to increases in accounts receivable, inventory and other working capital items.

In the first quarter of 2011, the Company used cash of $250.1 million for the repurchase of common stock, $70.4 million for the payment of dividends, $54.7 million for capital expenditures and $1,455.4 million for acquisitions. Cash proceeds of $60.0 million were realized from the sale of the Company’s OP-1 product family. The Company also purchases and sells marketable securities, which are classified as available-for-sale investments in accordance with the provisions of the Investments-Debt and Equity Securities Topic of the Financial Accounting Standard Board (FASB) Accounting Standards Codification (Codification).

The Company had $735.1 million in cash and cash equivalents and $2,150.8 million in current marketable securities at March 31, 2011. The Company had outstanding borrowings totaling $1,024.8 million at March 31, 2011. On January 3, 2011 the Company completed the Neurovascular acquisition. The initial payment of $1,450.0 million was funded from the Company’s cash position. An addition $50.0 million will be payable upon completion of certain milestones. The Company believes its cash and current marketable securities on hand, anticipated future cash flows from operations and additional borrowing capacity under existing credit facilities will be sufficient to fund future operating capital requirements; future manufacturing facility construction and other capital expenditures; loaner instrumentation for surgical implants in support of new product launches; future debt service requirements; and the payment of dividends.

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

Should additional funds be required, the Company had $1,021.6 million of additional borrowing capacity available under all of its existing credit facilities as of March 31, 2011, including the 2010 Facility.

Other Matters

The Company has certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currencies. For the quarter ended March 31, 2011, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets and the related foreign currency translation adjustment gain in shareholders’ equity of $270.9 million.

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

In March 2011 the Company received an income tax assessment related to an income tax position the Company has taken for the allocation of profits within Europe in previously filed 2005 and 2008 income tax returns. In July 2010 the Company received an income tax assessment for the same issue for its previously filed 2006 and 2007 income tax returns. The Company believes it followed the applicable tax laws and regulations and will vigorously defend these income tax positions. If the Company were to ultimately lose with respect to these income tax positions it could have a material unfavorable impact on the Company’s income tax expense, results of operations and cash flows in future periods.

In the third quarter of 2010, the Company received a subpoena from the U.S. Department of Justice related to sales, marketing and regulatory matters related to the Stryker PainPump. Also in the third quarter of 2010, the Company received a subpoena from the U.S. Department of Justice related to the sales, marketing and regulatory matters related to the OtisKnee device. The Company is in the process of responding to these subpoenas.

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

In 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain current and former employees of Stryker Biotech with wire fraud, conspiracy to defraud the FDA, distribution of a misbranded device and false statements to the FDA. The Company still hopes to be able to reach a fair and just resolution of this matter. The ultimate resolution of this matter is not reasonably estimable at this time; however, a conviction on the charges described above could result in significant monetary fines. Because Stryker Biotech is not presently involved in the sale of health care products and services, any conviction on these charges resulting in exclusion from participating in federal and state health care programs would not be expected to have a material effect on Stryker Biotech’s present business operations. Certain former Stryker Biotech employees have pled guilty to charges in connection with this matter.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The effectiveness of internal control over financial reporting of the Neurovascular business has been excluded from management’s assessment of controls discussed below. The purchase price of Neurovascular was $1.45 billion and its assets accounted for approximately 12% of the Company’s total assets at January 3, 2011.

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (Certifying Officers). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting – There was no change to the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) The Company issued 20,365 shares of its common stock in the first quarter of 2011 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 (Act) based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

(c) In December 2010 and 2009 the Company announced that its Board of Directors had authorized the Company to purchase up to $500.0 million and $750.0 million, respectively of the Company’s common stock. The manner, timing and amount of any purchases is determined by the Company’s management based on their evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise. The Company had not made any stock repurchase pursuant to the $500.0 million repurchase program as of March 31, 2011. During the first quarter of 2011, the Company repurchased 4.0 million shares of common stock in the open market at a cost of $250.1 million pursuant to the $750.0 million repurchase program.

A summary of the activity pursuant to each of these repurchase programs is as follows (in millions, except per share amounts):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that may yet be Purchased Under the Plans
$750.0 million repurchase program
Month #1
January 1, 2011-January 31, 2011	-	$-	-	$324.5
Month #2
February 1, 2011-February 28, 2011	2.3	$61.16	2.3	$181.7
Month #3
March 1, 2011-March 31, 2011	1.7	$62.59	1.7	$74.4

Total	4.0	$61.77	4.0

$500.0 million repurchase program
Month #1
January 1, 2011-January 31, 2011	-	$-	-	$500.0
Month #2
February 1, 2011-February 28, 2011	-	$-	-	$500.0
Month #3
March 1, 2011-March 31, 2011	-	$-	-	$500.0

Total	-	$-	-

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

STRYKER CORPORATION
(Registrant)

May 4, 2011	/s/ STEPHEN P. MACMILLAN
Date	Stephen P. MacMillan, Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2011	/s/ CURT R. HARTMAN
Date	Curt R. Hartman, Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications

(i)	Certification of Principal Executive Officer of Stryker Corporation

(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications

(i)*	Certification by Chief Executive Officer of Stryker Corporation

(ii)*	Certification by Chief Financial Officer of Stryker Corporation

Exhibit 101 -	XBRL (Extensible Business Reporting Language) Documents

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q