Form 10-Q
period 2011-06-30
STRYKER CORP
filed 2011-07-28
CIK 310764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

388,328,148 shares of Common Stock, $.10 par value, as of June 30, 2011.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	June 30 2011	December 31 2010

ASSETS
Current Assets
Cash and cash equivalents	$497.1	$1,757.6
Marketable securities	2,177.9	2,622.5
Accounts receivable, less allowance of $54.6 ($57.0 in 2010)	1,348.2	1,251.9
Inventories	1,284.4	1,056.8
Deferred income taxes	778.6	653.2
Prepaid expenses and other current assets	416.5	289.4

Total current assets	6,502.7	7,631.4
Property, Plant and Equipment, less allowance for depreciation of $1,182.8 ($1,051.6 in 2010)	886.0	798.3
Other Assets
Goodwill	2,027.5	1,072.3
Other intangibles, less accumulated amortization of $522.6 ($465.3 in 2010)	1,398.2	703.0
Loaner instrumentation, less accumulated amortization of $755.2 ($684.1 in 2010)	319.7	290.5
Deferred income taxes	300.4	248.3
Other	161.9	151.3

Total assets	$11,596.4	$10,895.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$307.0	$291.7
Accrued compensation	337.3	417.5
Income taxes	28.4	47.4
Dividend payable	69.9	70.4
Accrued expenses and other liabilities	836.5	752.7
Current maturities of debt	24.4	25.3

Total current liabilities	1,603.5	1,605.0
Long-term debt	996.7	996.5
Other Liabilities	1,218.2	1,120.0
Shareholders’ Equity
Common stock, $.10 par value:
Authorized - 1,000.0 shares
Outstanding 388.3 shares (391.1 in 2010)	38.8	39.1
Additional paid-in capital	1,000.8	964.1
Retained earnings	6,254.1	6,016.9
Accumulated other comprehensive gain (loss)	484.3	153.5

Total shareholders’ equity	7,778.0	7,173.6

Total liabilities & shareholders’ equity	$11,596.4	$10,895.1

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net sales	$2,045.5	$1,758.2	$4,060.7	$3,557.3
Cost of sales	712.8	539.3	1,401.7	1,120.7

Gross profit	1,332.7	1,218.9	2,659.0	2,436.6

Research, development and engineering expenses	114.5	94.6	225.4	184.6
Selling, general and administrative expenses	785.8	661.8	1,551.0	1,329.6
Intangibles amortization	32.1	14.4	58.8	27.9

	932.4	770.8	1,835.2	1,542.1

Operating income	400.3	448.1	823.8	894.5
Other income (expense)	9.7	(5.5)	(2.0)	(6.1)

Earnings before income taxes	410.0	442.6	821.8	888.4
Income taxes	100.9	123.6	205.3	247.7

Net earnings	$309.1	$319.0	$616.5	$640.7

Net earnings per share:
Basic	$0.80	$0.80	$1.58	$1.61
Diluted	$0.79	$0.80	$1.57	$1.60

Weighted-average outstanding shares for the period:
Basic	388.2	396.9	389.1	397.0
Diluted	392.0	399.2	393.1	399.7

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

Stryker Corporation and Subsidiaries

(in millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total

Balances at January 1, 2011	$39.1	$964.1	$6,016.9	$153.5	$7,173.6

Net earnings			616.5		616.5
Unrealized losses on securities, net of income taxes				(4.4)	(4.4)
Unfunded pension losses, net of income taxes				(2.0)	(2.0)
Foreign currency translation adjustments				337.2	337.2

Comprehensive earnings for the six months ended June 30, 2011					947.3
Issuance of 1.3 shares of common stock under stock option and benefit plans, including $4.8 excess income tax benefit	0.1	8.1			8.2
Repurchase and retirement of 4.0 shares of common stock	(0.4)	(10.1)	(239.6)		(250.1)
Share-based compensation		38.7			38.7
Cash dividends declared of $0.36 per share of common stock			(139.7)		(139.7)

Balances at June 30, 2011	$38.8	$1,000.8	$6,254.1	$484.3	$7,778.0

See accompanying notes to Condensed Consolidated Financial Statements.

In February 2011 Stryker Corporation (the Company) declared a quarterly dividend of $0.18 per share payable April 29, 2011 to shareholders of record at the close of business on March 31, 2011. In June 2011 the Company declared a quarterly dividend of $0.18 per share payable July 29, 2011 to shareholders of record at the close of business on June 30, 2011.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Stryker Corporation and Subsidiaries

(in millions)

	($1,260.5)	($1,260.5)	($1,260.5)	($1,260.5)
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Operating Activities
Net earnings	$309.1	$319.0	$616.5	$640.7
Adjustments to reconcile net earnings from operations to net cash provided by operating activities:
Depreciation	39.0	39.1	78.8	79.9
Amortization	81.7	59.5	156.8	117.9
Share-based compensation	19.1	17.3	38.7	36.1
Income tax benefit from exercise of stock options	8.0	4.5	22.1	19.4
Excess income tax benefit from exercise of stock options	(1.5)	(1.9)	(4.8)	(10.9)
Sale of inventory stepped-up to fair value at acquisition	54.7	-	109.6	5.7
Other	(1.3)	2.7	6.2	(0.5)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14.6)	(14.9)	(42.2)	(5.7)
Inventories	(71.8)	(30.7)	(140.7)	(60.8)
Loaner instrumentation	(60.2)	(51.1)	(120.8)	(103.2)
Accounts payable	9.4	(13.4)	4.5	19.7
Accrued expenses and other liabilities	45.1	37.1	(66.3)	(72.6)
Income taxes	(155.7)	(94.8)	(146.3)	(80.3)
Other	(104.8)	54.3	(151.4)	16.1

Net cash provided by operating activities	156.2	326.7	360.7	601.5

Investing Activities
Acquisitions, net of cash acquired	(322.2)	(4.0)	(1,777.6)	(61.4)
Purchases of marketable securities	(2,611.2)	(1,573.8)	(3,514.4)	(2,615.0)
Proceeds from sales of marketable securities	2,598.0	918.4	4,073.3	1,442.7
Purchases of property, plant and equipment	(50.7)	(37.4)	(105.4)	(68.5)
Proceeds from sales of property, plant and equipment	6.6	0.2	66.6	0.2

Net cash used in investing activities	(379.5)	(696.6)	(1,257.5)	(1,302.0)

Financing Activities
Proceeds from borrowings	1.7	18.4	34.4	35.7
Payments on borrowings	(21.5)	(25.7)	(52.6)	(32.8)
Proceeds from issuance of long-term debt, net	-	-	-	996.1
Issuance cost of long-term debt	-	-	-	(10.5)
Dividends paid	(69.8)	(59.5)	(140.2)	(119.2)
Proceeds from exercise of stock options	1.0	1.1	5.0	2.4
Repurchase and retirement of common stock	-	-	(250.1)	(111.1)
Excess income tax benefit from exercise of stock options	1.5	1.9	4.8	10.9
Other	66.0	48.7	(11.3)	111.4

Net cash provided by (used in) financing activities	(21.1)	(15.1)	(410.0)	882.9
Effect of exchange rate changes on cash and cash equivalents	6.4	(32.3)	46.3	(55.9)

Increase (decrease) in cash and cash equivalents	($238.0)	($417.3)	($1,260.5)	$126.5

See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stryker Corporation and Subsidiaries

June 30, 2011

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Recently Issued Accounting Standards: In 2011 the FASB amended the provisions of the Fair Value Measurement Topic of the FASB Codification. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (IFRS). This topic changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. These provisions are effective for reporting periods beginning on or after December 15, 2011, applied prospectively. The Company is currently reviewing what effect, if any, this new provision will have on its Consolidated Financial Statements.

In 2011 the FASB amended the provisions of the Comprehensive Income Topic of the FASB Codification. The amended provisions were issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. This topic eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. These amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company is currently reviewing what effect this new provision will have on its Consolidated Financial Statements.

Reclassifications: Certain prior year amounts have been reclassified to conform to the presentation used in 2011. As more fully discussed in Note 13, the Company has reorganized its operations into three reportable business segments. Accordingly, the Company has restated prior period segment information to conform to the current period presentation.

In addition, the effect on earnings from inventory stepped up to fair value at acquisition has been disclosed separately on the Company’s Condensed Consolidated Statements of Cash Flows.

NOTE 2

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The Company’s estimates of fair value for financial instruments approximate their carrying amounts as of June 30, 2011 and December 31, 2010.

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

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

Foreign currency exchange contracts:

The Company values foreign currency exchange contracts using a market approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. At June 30, 2011, the fair value carrying amount of the Company’s forward currency exchange contracts assets and liabilities were $10.3 million and $1.6 million, respectively.

The following tables summarize the valuation of the Company’s financial instruments by the aforementioned pricing categories (in millions):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)

At June 30, 2011
Assets:
Cash and cash equivalents	$497.1	$497.1	$-	$-
Available-for-sale marketable securities
Corporate and asset backed debt securities	1,245.2	-	1,244.4	0.8
Foreign government debt securities	652.7	-	652.7	-
U.S. agency debt securities	135.8	-	135.8	-
Certificates of deposit	47.9	-	47.9	-
Other	97.1	-	97.1	-

Total available-for-sale marketable securities	2,178.7	-	2,177.9	0.8
Trading marketable securities	53.6	53.6	-	-
Foreign currency exchange contracts	10.3	-	10.3	-

	$2,739.7	$550.7	$2,188.2	$0.8

Liabilities:
Deferred compensation arrangements	$53.6	$53.6	$-	$-
Foreign currency exchange contracts	1.6	-	1.6	-

	$55.2	$53.6	$1.6	$-

At December 31, 2010
Assets:
Cash and cash equivalents	$1,757.6	$1,757.6	$-	$-
Available-for-sale marketable securities
Corporate and asset backed debt securities	1,620.0	-	1,619.3	0.7
Foreign government debt securities	522.8	-	522.2	0.6
U.S. agency debt securities	314.6	-	314.6	-
Certificates of deposit	70.7	-	70.7	-
Other	95.1	-	95.1	-

Total available-for-sale marketable securities	2,623.2	-	2,621.9	1.3
Trading marketable securities	48.2	48.2	-	-
Foreign currency exchange contracts	2.4	-	2.4	-

	$4,431.4	$1,805.8	$2,624.3	$1.3

Liabilities:
Deferred compensation arrangements	$48.2	$48.2	$-	$-
Foreign currency exchange contracts	1.1	-	1.1	-

Total	$49.3	$48.2	$1.1	$-

The following tables present a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) (in millions):

	Total	Corporate and Asset Backed Debt Securities	Foreign Government Debt Securities

At June 30, 2011

Balance as of January 1	$1.3	$0.7	$0.6
Transfers out of Level 3	(0.6)	-	(0.6)
Other	0.1	0.1	-

Balance as of June 30	$0.8	$0.8	$-

	Total	Corporate and Asset Backed Debt Securities	Municipal Debt Securities (ARS)	ARS Rights	Foreign Government Debt Securities

At December 31, 2010

Balance as of January 1	$157.0	$0.7	$139.3	$17.0	$-
Transfers into Level 3	0.6	-	-	-	0.6
Total gains or losses:	-
Included in earnings	-	-	17.0	(17.0)	-
Sales	(154.2)	-	(154.2)	-	-
Settlements	(2.1)	-	(2.1)	-	-

Balance as of December 31	$1.3	$0.7	$-	$-	$0.6

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

The following tables present a summary of the Company’s marketable securities (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

At June 30, 2011
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$1,246.7	$1.9	$(3.4)	$1,245.2
Foreign government debt securities	654.4	0.2	(1.9)	652.7
U.S. agency debt securities	135.7	0.2	(0.1)	135.8
Certificates of deposit	47.8	0.1	-	47.9
Other	96.9	0.2	-	97.1

Total available-for-sale marketable securities	$2,181.5	$2.6	$(5.4)	2,178.7

Trading marketable securities				53.6

Total marketable securities				$2,232.3

Reported as:
Current assets-Marketable securities				$2,177.9
Noncurrent assets-Other				54.4

				$2,232.3

At December 31, 2010
Available-for-sale marketable securities:
Corporate and asset backed debt securities	$1,618.4	$3.7	$(2.1)	$1,620.0
Foreign government debt securities	522.7	0.6	(0.5)	522.8
U.S. agency debt securities	314.2	0.6	(0.2)	314.6
Certificates of deposit	70.6	0.1	-	70.7
Other	95.0	0.1	-	95.1

Total available-for-sale marketable securities	$2,620.9	$5.1	$(2.8)	2,623.2

Trading marketable securities:				48.2

Total marketable securities				$2,671.4

Reported as:
Current assets-Marketable securities				$2,622.5
Noncurrent assets-Other				48.9

				$2,671.4

The cost and estimated fair value of available-for-sale marketable securities at June 30, 2011, by contractual maturity, are as follows (in millions):

	Cost	Estimated Fair Value

Due in one year or less	$314.8	$314.7
Due after one year through three years	1,808.1	1,805.2
Due after three years	58.6	58.8

	$2,181.5	$2,178.7

The gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2011, are as follows (in millions):

	Less Than 12 months			Total
	Number of Investments	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses
Available-for-sale marketable securities:
Corporate and asset backed debt securities	222	$749.5	$(3.4)	222	$749.5	$(3.4)
Foreign government debt securities	75	582.0	(1.9)	75	582.0	(1.9)
U.S. agency debt securities	15	32.4	(0.1)	15	32.4	(0.1)

Total	312	$1,363.9	$(5.4)	312	$1,363.9	($5.4)

The unrealized losses on the Company’s investments in corporate and asset backed and U.S. agency debt securities are primarily caused by increases in interest rates as a result of continued challenging conditions in the global credit markets. While many of these investments have been downgraded by rating agencies since their initial purchase, only 1% of the Company’s investments in corporate and asset-backed debt securities had a credit quality rating of less than A (per Standard & Poor’s or Fitch). Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

The unrealized losses on the Company’s investments in foreign government debt securities were also caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Pursuant to the Company’s investment policy, all individual marketable security investments must have a minimum credit quality of A (per Standard & Poor’s or Fitch) or A2 (per Moody’s Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of AA (per Standard & Poor’s or Fitch) or Aa (per Moody’s Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to the Company’s marketable security investment portfolio. As of June 30, 2011, only 1% of the Company’s investments in marketable securities had a credit quality rating of less than A (per Standard & Poor’s or Fitch) and A2 (per Moody’s Corporation). As of June 30, 2011, only 1% of the Company’s investments in marketable securities were held in asset backed debt securities. The majority of the Company’s asset backed debt securities relates to investments in U.S. agency-issued mortgage backed securities, where the recovery of the full amount by the investor is guaranteed by the issuing Federal agency.

The Company’s interest and marketable securities income, which is included in other income (expense), for the six months ended June 30, 2011 and 2010, were $15.6 and $25.6 million, respectively, and for the three months ended June 30, 2011 and 2010, were $8.9 million and $12.4 million, respectively.

NOTE 3

DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The Company follows the provisions of the Derivatives and Hedging Topic of the FASB Codification, which requires the Company to recognize all derivatives on its Condensed Consolidated Balance Sheets at fair value.

The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. These currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The duration of the forward currency exchange contracts corresponds to the anticipated period the intercompany receivables and payables remain outstanding. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with resulting gains and losses included in other income (expense) in the Condensed Consolidated Statements of Earnings as an offset to the gains and losses recognized on the intercompany receivables and payables. For the six months and three months ended June 30, 2011, recognized foreign currency transaction losses included in other income (expense) in the Condensed Consolidated Statements of Earnings were $1.8 million and $0.5 million respectively. For the six months and three months ended June 30, 2010, recognized foreign currency transaction losses included in other income (expense) in the Condensed Consolidated Statements of Earnings were $0.3 million and $1.6 million, respectively.

At June 30, 2011, the Company had outstanding forward currency exchange contracts to purchase $470.9 million and sell $1,003.4 million of various currencies (principally U.S. dollars and euros) with original maturities ranging from 8 to 94 days. The maximum length of time over which the Company is limiting its exposure to the reduction in value of nonfunctional receivables and payables through foreign currency exchange contracts is through September 30, 2011.

At June 30, 2011, the fair value carrying amount of the Company’s forward currency exchange contracts assets and liabilities was $10.3 million and $1.6 million, respectively, and was included as a component of prepaid expenses and other current assets and accrued expenses and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. The Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of its counterparties.

NOTE 4

COMPREHENSIVE EARNINGS

The Company follows the Comprehensive Income Topic of the FASB Codification in accounting for comprehensive earnings and its components. The comprehensive earnings for the six months ended June 30, 2011 and 2010 were $947.3 million and $330.9 million, respectively, and for the three months ended June 30, 2011 and 2010 were $377.1 million and $115.2 million, respectively.

NOTE 5

INVENTORIES

Inventories were as follows (in millions):

	June 30 2011	December 31 2010

Finished goods	$1,050.4	$834.3
Work-in-process	49.1	65.4
Raw materials	197.2	169.4

FIFO cost	1,296.7	1,069.1
Less LIFO reserve	(12.3)	(12.3)

	$1,284.4	$1,056.8

NOTE 6

ACQUISITIONS

On June 27, 2011 the Company completed its all cash acquisition of Orthovita, Inc. (Orthovita), a global developer and manufacturer of orthobiologic and biosurgery products. The total purchase consideration was $316 million. The acquisition of Orthovita complements the Company’s existing product offerings, primarily within its Neurotechnology and Spine business segment. The effect of the Orthovita acquisition is included in the Company’s condensed consolidated results of operations beginning June 28, 2011. Pro forma results of operations for the three and six months ended June 30, 2011 would not differ significantly as a result of this acquisition.

In January 2011 the Company completed the acquisition of assets of the Neurovascular division of Boston Scientific Corporation (Neurovascular) in an all cash transaction for $1.45 billion, with an additional $50.0 million payment to be made upon completion of certain milestones. The acquisition of Neurovascular substantially enhances the Company’s presence in the neurotechnology market, allowing it to offer a comprehensive portfolio of products in both neurosurgical and neurovascular devices. The effect of the Neurovascular acquisition is included in the Company’s condensed consolidated results of operations beginning January 3, 2011. Pro forma consolidated results of operations for the three and six months ended June 30, 2011 would not differ significantly as a result of this acquisition.

The Orthovita and Neurovascular acquisitions described above were accounted for pursuant to the requirements of the Business Combinations Topic of the FASB Codification. The assets acquired and liabilities assumed as a result of the Orthovita and Neurovascular acquisitions were included in the Company’s Condensed Consolidated Balance Sheet as of the acquisition date. The purchase price was primarily allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The estimated useful lives range between 5 and 15 years.

The purchase price allocations were based upon preliminary valuations, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The table below represents the allocation of the purchase price to the acquired net assets of the Orthovita and Neurovascular acquisitions (in millions):

	Orthovita	Neurovascular
Inventory	$39.3	$145.1
Current deferred income tax assets	5.5	-
Other current assets	36.2	14.2
Property, plant and equipment	15.2	16.5
Identifiable intangible assets:
Customer relationship	26.4	100.0
In-process research and development	8.0	18.7
Developed technology	65.9	478.7
Other	4.6	29.3
Goodwill	139.5	696.1
Noncurrent deferred income tax assets	48.4	-
Current deferred income tax liabilities	(5.9)	-
Other current liabilities	(24.8)	-
Noncurrent deferred income tax liabilities	(36.4)	-
Other noncurrent liabilities	(5.9)	-

Total	$316.0	$1,498.6

Goodwill associated with the Orthovita and Neurovascular acquisitions was $139.5 million and $696.1 million respectively. The factors that contributed to the recognition of goodwill included securing synergies that are specific to the Company’s business and not available to other market participants, which are expected to increase revenues and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding the Company’s presence in the orthobiologics and neurotechnology markets; and diversifying the Company’s product portfolio.

For the six months and three months ended June 30, 2011, the Company recorded $130.9 million and $64.0 million, respectively ($89.2 million and $43.2 million, respectively, net of income taxes) in acquisition and integration-related charges associated with the acquisitions described above. The charges primarily consist of transaction costs, integration-related charges and additional cost of sales for inventory sold that was stepped up to fair value.

In 2004 the Company acquired all of the outstanding stock of SpineCore, Inc. (SpineCore), a developer of artificial lumbar and cervical discs for an upfront payment of $120.0 million in cash plus certain transaction costs. Terms of the transaction also include a potential milestone payment of $120 million upon commercialization of the CerviCore cervical artificial disc in the United States as well as royalty payments of up to an additional $25 million depending on the level of actual commercial sales, if any. The potential milestone payment is expected to be capitalized at its fair value as an intangible asset at the time of payment, if it becomes due.

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

The following table provides a rollforward of the remaining liabilities, included within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets, related to the restructuring charges recorded by the Company in 2009 and 2008 (in millions):

	Severance and Related Costs	Contractual Obligations and Other Charges

Balances at January 1, 2011	$1.3	$1.4
Payments	(0.8)	(0.2)
Foreign currency translation effects	0.3	-

Balances at June 30, 2011	$0.8	$1.2

The restructuring projects initiated in 2009 and 2008 are substantially complete. The Company expects payments of the contractual obligations and other charges and severance payments to be made in 2011.

NOTE 8

DEBT AND CREDIT FACILITIES

The Company’s debt is summarized as follows (in millions):

	June 30 2011	December 31 2010

3.00% senior unsecured notes, due January 15, 2015	$499.6	$499.6
4.375% senior unsecured notes, due January 15, 2020	497.1	496.9
Other	24.4	25.3

Total debt	1,021.1	1,021.8
Less current maturities	(24.4)	(25.3)

Long-term debt	$996.7	$996.5

At June 30, 2011, total unamortized debt issuance costs incurred in connection with the Company’s senior unsecured notes were $8.3 million.

In addition to the senior unsecured notes, the Company had current debt outstanding under various debt instruments totaling $24.4 million and $25.3 million at June 30, 2011 and December 31, 2010, respectively.

The weighted-average interest rate, excluding required fees, for all borrowings was 3.7% at June 30, 2011. The $1,000.0 million Senior Unsecured Revolving Credit Facility due August 2013 (the 2010 Facility) requires the Company to comply with certain financial and other covenants. The Company was in compliance with all covenants at June 30, 2011. In addition to the 2010 Facility, the Company has lines of credit, issued by various financial institutions, available to fund the Company’s day-to-day operating needs. At June 30, 2011, the Company had $1,024.6 million of additional borrowing capacity available under all of its existing credit facilities.

The carrying amounts of the Company’s debt approximate their fair values, based on the quoted interest rates for similar types and amounts of borrowing agreements.

NOTE 9

NET EARNINGS PER SHARE

The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant. Options to purchase 5.1 million and 5.8 million shares of common stock during the three and six month periods ended June 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.

NOTE 10

CAPITAL STOCK

In December 2010 and 2009, the Company announced that its Board of Directors had authorized the Company to purchase up to $500.0 million and $750.0 million, respectively of the Company’s common stock. The manner, timing and amount of any purchases is determined by the Company’s management based on their evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise. The Company has not made any stock repurchase pursuant to the $500.0 million repurchase program as of June 30, 2011. During the first quarter of 2011, the Company repurchased 4.0 million shares of common stock in the open market at a cost of $250.1 million pursuant to the $750.0 million repurchase program. The Company did not make any stock repurchase pursuant to the $750.0 million repurchase program in the second quarter of 2011. As of June 30, 2011, the maximum dollar value of shares that may yet be purchased under the $750.0 million repurchase program was $74.4 million. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

NOTE 11

RETIREMENT PLANS

Certain of the Company’s subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees. The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Service cost	$5.0	$4.0	$9.7	$8.1
Interest cost	3.1	3.1	6.2	6.3
Expected return on plan assets	(2.3)	(2.5)	(4.5)	(4.8)
Amortization of prior service cost and transition amount	(0.1)	0.3	(0.1)	0.6
Recognized actuarial loss	0.3	-	0.6	-

Net periodic benefit cost	$6.0	$4.9	$11.9	$10.2

The Company previously disclosed in its 2010 Form 10-K that it anticipated contributing approximately $18.7 million to its defined benefit plans in 2011 to meet minimum funding requirements. As of June 30, 2011, $7.7 million of contributions had been made.

NOTE 12

INCOME TAXES

The Company operates in multiple income tax jurisdictions both inside and outside the United States. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations. Income tax authorities in these jurisdictions regularly perform audits of the Company’s income tax filings. Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates. In both 2011 and 2010 the Company reached settlements related to certain income tax audits both inside and outside the United States.

In June 2011 the Company and the U.S. Internal Revenue Service (IRS) reached agreement with respect to the allocation of income between the Company and a wholly owned subsidiary operating in Puerto Rico for the years 2006 through 2009. In addition, the Company effectively settled all U.S. federal tax matters for the years 2003 through 2007, other than the cost sharing matter described below. The net tax impact of the agreement and effective settlement is recorded within income tax expense on the Company’s Condensed Consolidated Statements of Earnings.

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

In July 2011 the IRS proposed adjustments to the Company’s previously filed 2006 and 2007 income tax returns related to income tax positions the Company has taken for its cost sharing arrangements with two wholly owned entities operating in Ireland. In April 2009 the IRS proposed adjustments to the Company’s previously filed 2003, 2004 and 2005 income tax returns for the same issue. The Company believes it followed the applicable tax law and Treasury regulations and is vigorously defending these income tax positions. Ultimate resolution with respect to these proposed adjustments could have a material impact on the Company’s income tax expense, results of operations and cash flows in future periods.

NOTE 13

SEGMENT INFORMATION

Effective in 2011, the Company began segregating its operations into three reportable business segments: Reconstructive, MedSurg, and Neurotechnology and Spine. Prior to 2011, the Company segregated its operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment. In conjunction with the ongoing evolution of the Company’s business model, most notably the Neurovascular acquisition, the Company believes this change in its reportable business segments more accurately reflects the way management monitors performance, aligns strategies and allocates resources in the current environment.

The Reconstructive segment includes orthopaedic reconstructive (hip and knee) and trauma implant systems as well as other related products. The MedSurg segment includes surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment; and other related products. The Neurotechnology and Spine segment includes neurovascular products, spinal implant systems and other related products. The Other category shown in the table below includes corporate administration, interest expense, interest and marketable securities income and share-based compensation, which includes compensation related to both employee and director stock option and restricted stock grants.

The Company’s reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 of the Company’s 2010 Form 10-K.

Sales and net earnings by business segment follow (in millions):

	Reconstructive	MedSurg	Neurotechnology and Spine	Other	Total

Three Months Ended June 30, 2011:

Net sales	$916.3	$772.8	$356.4	$-	$2,045.5
Segment net earnings (loss)	223.2	115.3	58.3	(44.4)	352.3
Less acquisition and integration related charges, net of income tax benefits					43.2

Net earnings					309.1
Three Months Ended June 30, 2010:

Net sales	$852.8	$671.9	$233.5	$-	$1,758.2
Segment net earnings (loss)	182.0	119.1	53.4	(35.5)	319.0

	Reconstructive	MedSurg	Neurotechnology and Spine	Other	Total

Six Months Ended June 30, 2011:

Net sales	$1,827.4	$1,536.6	$696.7	$-	$4,060.7
Segment net earnings (loss)	426.6	256.5	120.1	(97.4)	705.7
Less acquisition and integration related charges, net of income tax benefits					89.2

Net earnings					616.5
Six Months Ended June 30, 2010:

Net sales	$1,747.2	$1,347.1	$463.0	$-	$3,557.3
Segment net earnings (loss)	387.8	234.4	88.2	(69.7)	640.7

Other than assets associated with the acquisitions of Orthovita and Neurovascular, which are discussed in greater detail in Note 6, there were no significant changes to total assets by segment from information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities against the Company were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment manufactured and sold by the Company and seek damages and permanent injunctions. The Company is defending itself vigorously.

In the third quarter of 2010, the Company received a subpoena from the U.S. Department of Justice related to sales, marketing and regulatory matters related to the Stryker PainPump. Also in the third quarter of 2010, the Company received a subpoena from the U.S. Department of Justice related to the sales, marketing and regulatory matters related to the OtisKnee device. These investigations are ongoing and the Company has produced numerous documents and other materials to the Department of Justice in response to the subpoena.

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

In January 2010 a purported class action lawsuit against the Company was filed in the United States District Court for the Southern District of New York on behalf of those who purchased the Company’s common stock between January 25, 2007 and November 13, 2008, inclusive. The lawsuit seeks remedies under the Securities Exchange Act of 1934. In May 2010 the lawsuit was transferred to the United States District Court for the Western District of Michigan Southern Division. The Company is defending itself vigorously.

In 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain current and former employees of Stryker Biotech with wire fraud, conspiracy to defraud the FDA, distribution of a misbranded device and false statements to the FDA. The Company still hopes to be able to reach a fair and just resolution of this matter. The ultimate resolution of this matter is not reasonably estimable at this time; however, a conviction on the charges described above could result in significant monetary fines. A trial has been scheduled to begin on November 7, 2011. Because Stryker Biotech is not presently involved in the sale of health care products or services, any conviction on these charges resulting in exclusion from participating in federal and state health care programs would not be expected to have a material effect on Stryker Biotech’s present business operations. Certain former Stryker Biotech employees have pled guilty to charges in connection with this matter.

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

NOTE 16

SUBSEQUENT EVENTS

On July 6, 2011, the Company acquired Memometal Technologies (Memometal), in an all cash transaction for $150.0 million, with an additional $12.0 million to be paid upon the completion of certain milestones. Memometal develops, manufactures and markets products for extremity (hand and foot) indications. The acquisition of Memometal enhances the Company’s product offerings within its Reconstructive segment. The effect of the Memometal acquisition will be included in the Company’s Consolidated Results of Operations prospectively from the date of acquisition. Pro forma consolidated results of operations for the three and six month periods ended June 30, 2011 would not differ significantly as a result of the Memometal acquisition.

Pursuant to the Subsequent Events Topics of the FASB Codification, the Company evaluated subsequent events after June 30, 2011 and concluded that no material transactions occurred subsequent to that date that provided additional evidence about conditions that existed at or after June 30, 2011 that require adjustment to the Condensed Consolidated Financial Statements.

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

U.S. sales accounted for 63% of total revenues in both the first half and second quarter of 2011 and 66% of total revenues in both the first half and second quarter of 2010. Most of the Company’s products are marketed directly to doctors, hospitals and other health-care facilities. Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served.

International sales accounted for 37% of total revenues in both the first half and second quarter of 2011 and 34% of total revenues in both the first half and second quarter of 2010. The Company’s products are sold in approximately 100 countries through Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.

The Company’s business is generally not seasonal in nature; however, the number of reconstructive surgeries is lower during the summer months.

In June 2011 the Company completed the acquisition of Orthovita, Inc. The total purchase consideration for the all cash transaction was $316 million. The acquisition of Orthovita complements the Company’s existing product offerings, primarily within its Neurotechnology and Spine business segment. Additional details, including the financial statement impact of this transaction, are included in Results of Operations.

In February 2011 the Company completed the previously announced sale of its OP-1 product family for use in orthopaedic bone applications and its manufacturing facility based in West Lebanon, NH for total consideration of $60.0 million.

In January 2011 the Company completed the previously announced acquisition of assets of the Neurovascular division of Boston Scientific Corporation (Neurovascular) in an all cash transaction for $1.45 billion, with an additional $50.0 million payment to be made upon completion of certain milestones. The acquisition of Neurovascular substantially enhances the Company’s presence in the neurotechnology market, allowing it to offer a comprehensive portfolio of products in both neurosurgical and neurovascular devices. Additional details, including the financial statement impact of this transaction, are included in Results of Operations.

Results of Operations

The tables below outline the components of net earnings from the Condensed Consolidated Statements of Earnings as a percentage of net sales and the period-to-period percentage change in dollar amounts:

	Percentage of Net Sales Six Months Ended June 30		Percentage Change
	2011	2010	2011/2010

Net sales	100.0	100.0	14
Cost of sales	34.5	31.5	25

Gross profit	65.5	68.5	9
Research, development and engineering expenses	5.6	5.2	22
Selling, general and administrative expenses	38.2	37.4	17
Intangibles amortization	1.4	0.8	111

Operating income	20.3	25.1	(8)
Other income (expense)	(0.0)	(0.2)	(67)

Earnings before income taxes	20.2	25.0	(7)
Income taxes	5.1	7.0	(17)

Net earnings	15.2	18.0	(4)

	Percentage of Net Sales Three Months Ended June 30		Percentage Change
	2011	2010	2011/2010

Net sales	100.0	100.0	16
Cost of sales	34.8	30.7	32

Gross profit	65.2	69.3	9
Research, development and engineering expenses	5.6	5.4	21
Selling, general and administrative expenses	38.4	37.6	19
Intangibles amortization	1.6	0.8	123

Operating income	19.6	25.5	(11)
Other income (expense)	0.5	(0.3)	-

Earnings before income taxes	20.0	25.2	(7)
Income taxes	4.9	7.0	(18)

Net earnings	15.1	18.1	(3)

Effective in 2011, the Company began segregating its operations into three reportable business segments: Reconstructive, MedSurg, and Neurotechnology and Spine. Additional details regarding these reportable business segments are included in Note 13 to the Condensed Consolidated Financial Statements.

The tables below set forth U.S./international and product line sales information (in millions):

			Percentage Change

	Six Months Ended June 30		2011/2010

				Constant
	2011	2010	Reported	Currency

Geographic Sales:

U.S.	$2,563.4	$2,333.4	10	10
International	1,497.3	1,223.9	22	14

Total net sales	$4,060.7	$3,557.3	14	11

Worldwide product sales:
Reconstructive	$1,827.4	$1,747.2	5	1
MedSurg	1,536.6	1,347.1	14	12
Neurotechnology and Spine	696.7	463.0	51	48

Total net sales	$4,060.7	$3,557.3	14	11

			Percentage Change

	Three Months Ended June 30		2011/2010

				Constant
	2011	2010	Reported	Currency

Geographic Sales:

U.S.	$1,284.3	$1,160.4	11	11
International	761.2	597.8	27	14

Total net sales	$2,045.5	$1,758.2	16	12

Worldwide product sales:
Reconstructive	$916.3	$852.8	7	2
MedSurg	772.8	671.9	15	12
Neurotechnology and Spine	356.4	233.5	53	49

Total net sales	$2,045.5	$1,758.2	16	12

The tables below set forth additional geographical sales growth information for significant products within the Company’s Reconstructive, MedSurg, and Neurotechnology and Spine segments on both a reported basis and a constant currency basis:

	Six Months Ended June 30

	% Change

					U.S.	International

SUPPLEMENTAL PRODUCT SALES AND SALES GROWTH ANALYSIS	2011	2010	Reported	Constant Currency	Reported	Reported	Constant Currency

Reconstructive sales:
Hips	$614.4	$570.4	8	3	2	14	4
Knees	663.8	654.6	1	(1)	(2)	8	(1)
Trauma and Extremities	441.9	411.7	7	3	6	9	1
Total Reconstructive	1,827.4	1,747.2	5	1	0	10	1

MedSurg sales:
Surgical equipment and surgical navigation systems	574.0	517.4	11	8	9	15	6
Endoscopic and communications systems	531.5	473.2	12	10	9	20	11
Patient handling and emergency medical equipment	351.1	281.3	25	23	29	10	3
Total MedSurg	1,536.6	1,347.1	14	12	13	16	8

Neurotechnology and Spine sales:
Spine	330.6	314.6	5	3	2	14	5
Neurotechnology	366.1	148.4	147	144	80	346	334
Total Neurotechnology and Spine	696.7	463.0	51	48	28	111	101

	Three Months Ended June 30

	% Change

					U.S.	International

	2011	2010	Reported	Constant Currency	Reported	Reported	Constant Currency

Reconstructive sales:
Hips	$312.4	$282.0	11	4	4	18	4
Knees	328.5	317.2	4	(1)	(2)	14	1
Trauma and Extremities	219.3	197.1	11	4	4	17	4
Total Reconstructive	916.3	852.8	7	2	1	16	3

MedSurg sales:
Surgical equipment and surgical navigation systems	289.1	265.8	9	5	8	12	(1)
Endoscopic and communications systems	263.4	239.2	10	7	5	24	11
Patient handling and emergency medical equipment	179.6	128.9	39	37	47	12	2
Total MedSurg	772.8	671.9	15	12	14	17	4

Neurotechnology and Spine sales:
Spine	169.0	157.2	8	4	4	16	4
Neurotechnology	187.4	76.3	146	142	74	362	346
Total Neurotechnology and Spine	356.4	233.5	53	49	28	119	105

The Company’s net sales increased 14% for the first half of 2011 to $4,060.7 million from $3,557.3 million in 2010. For the second quarter of 2011 net sales were $2,045.5 million, representing a 16% increase from net sales of $1,758.2 million in the second quarter of 2010. Net sales in the first half grew by 7% as a result of increased unit volume and changes in product mix, 3% due to the favorable impact of foreign currency exchange rates on net sales and 6% due to acquisitions, partially offset by an unfavorable impact of 2% due to changes in price. Net sales in the second quarter grew by 7% as a result of increased unit volume and changes in product mix, 4% due to the favorable impact of foreign currency exchange rates on net sales and 6% due to acquisitions, partially offset by an unfavorable impact of 2% due to changes in price.

The Company’s domestic sales were $2,563.4 million for the first half of 2011 and $1,284.3 million for the second quarter of 2011, representing increases of 10% and 11%, respectively. International sales were $1,497.3 million for the first half of 2011, representing an increase of 22%. The impact of foreign currency exchange rate movements to the dollar value of international sales was favorable by $107.6 million in the first half of 2011. On a constant currency basis, international sales increased 14% in the first half of 2011. International sales were $761.2 million for the second quarter of 2011, representing an increase of 27%. The impact of foreign currency exchange rate movements to the dollar value of international sales was favorable by $77.7 million in the second quarter of 2011. On a constant currency basis, international sales increased 14% in the second quarter of 2011. In all periods, sales growth both domestically and internationally was a result of higher shipments of MedSurg products and Neurotechnology and Spine products as well as the favorable impact of acquisitions.

Worldwide sales of Reconstructive products were $1,827.4 million for the first half of 2011 and $916.3 million for the second quarter of 2011, representing increases of 5% and 7%, respectively. On a constant currency basis, sales of Reconstructive products increased 1% and 2% for the first half and second quarter of 2011, respectively, as a result of higher shipments of hip and trauma implant systems.

Hip Implant Systems: Sales of hip implant systems increased 8% and 11% during the first half and second quarter of 2011 (3% and 4%, respectively, on a constant currency basis) due to sales growth in Trident hip related products in the United States, Japan and the Pacific and Latin America regions as well as sales growth in Rejuvenate hip products in the United States. Sales growth in X3 Polyethylene hip products in the Europe, Canada, Japan and Pacific regions as well as Accolade cementless hip products in Japan and the Latin America region also led to the Company’s constant currency sales growth in the first half and second quarter of 2011. ADM and MDM, the Company’s new product introductions in the primary acetabular market, also contributed to year-on-year growth in both the second quarter and first half of 2011.

Knee Implant Systems: Sales of knee implant systems increased 1% in the first half of 2011 and 4% in the second quarter (decreased 1% in both periods on a constant currency basis) due to declines in Scorpio knee products in the United States. This trend was partially offset by worldwide sales growth in the Triathlon knee system.

Trauma Implant Systems: Sales of trauma implant systems increased 7% in the first half of 2011 and 11% in the second quarter (3% and 4%, respectively, on a constant currency basis) as a result of sales growth in the Gamma 3 Hip Fracture System in the United States, Europe and the Pacific and Latin America regions as well as sales growth in the Company’s T2 Nailing System in Europe, Japan, Canada and the Latin America regions. Sales growth in VariAx distal radius products in United States, Canada and the Latin America region also led to the Company’s constant currency sales growth.

Worldwide sales of MedSurg products were $1,536.6 million for the first half of 2011, representing an increase of 14%. On a constant currency basis, sales of MedSurg products increased 12% in the first half of 2011 as a result of higher shipments of surgical equipment and surgical navigation systems; endoscopic and communications systems as well as patient handling and emergency medical equipment. Sales of MedSurg products were also positively impacted by 2% from acquisitions. Worldwide sales of MedSurg products were $772.8 million for the second quarter of 2011, representing an increase of 15% as reported and 12% on a constant currency basis due to higher shipments in all product categories described above. Acquisitions also accounted for 2% of the increase in the second quarter of 2011.

Surgical Equipment and Surgical Navigation Systems: Sales of surgical equipment and surgical navigation systems increased 11% in the first half of 2011 and 9% in the second quarter (8% and 5%, respectively, on a constant currency basis) due to domestic sales growth in powered surgical and operating room equipment. Sales growth in powered surgical and operating room equipment in Europe, Canada and the Pacific and Latin America regions also led to the Company’s constant currency sales growth.

Endoscopic and Communications Systems: Sales of endoscopic and communications systems increased 12% in the first half of 2011 and 10% in the second quarter (10% and 7%, respectively, on a constant currency basis) due to sales growth in general surgery products in the United States, Europe, Japan, Canada and the Latin America region and communications products in the United States and Canada. Sales growth in medical video imaging equipment in the United States, Japan, Canada and the Latin America region also contributed to the Company’s constant currency sales growth.

Patient Handling and Emergency Medical Equipment: Sales of patient handling and emergency medical equipment increased 25% in the first half of 2011 and 39% in the second quarter (23% and 37%, respectively, on a constant currency basis), due to higher sales of hospital bed products in the United States, Europe and Canada as well as EMS products in the United States. Strong sales growth of stretchers in the United States, Europe, Canada and the Latin America region also contributed to the Company’s constant currency sales growth. In the first half of 2010, sales of patient handling and emergency medical equipment were positively impacted from a one-time shipment of patient handling equipment; excluding that one-time sale, patient handling and emergency medical equipment sales grew 33% in the first half of 2011. Acquisitions also contributed 10% to the growth in patient handling and emergency medical equipment in both the first half and second quarter of 2011.

Worldwide sales of Neurotechnology and Spine products were $696.7 million for the first half of 2011 and $356.4 million for the second quarter of 2011, representing increases of 51% and 53%, respectively. On a constant currency basis, sales of Neurotechnology and Spine products increased 48% for the first half of 2011 and 49% in the second quarter. Sales growth in this segment was primarily attributable to acquisitions, most significantly the acquisition of the Neurovascular business; acquisitions accounted for 42% of sales growth in both the second quarter and the year-to-date period.

Spine: Sales of spinal products increased 5% and 8% during the first half and second quarter of 2011 (3% and 4%, respectively, on a constant currency basis) due to sales growth of cervical implant systems in the United States, Japan, Canada and the Latin America region as well as bone substitute products in the United States and Europe and interventional spine products in the United States, Canada and the Latin America region. These positive trends were partially offset by declines in thoracolumbar implant systems and spacer systems in the United States.

Neurotechnology: Sales of neurotechnology products increased 147% during the first half of 2011 and 146% in the second quarter (144% and 142%, respectively, on a constant currency basis) primarily due to the Neurovascular acquisition. Strong sales growth of Neuro Spine ENT products in the United States, Europe, Japan, Canada, and the Pacific and Latin America regions also led to the Company’s constant currency sales growth.

Cost of sales in the first half of 2011 represented 34.5% of sales compared to 31.5% in the same period of 2010. In the second quarter of 2011, the cost of sales percentage increased to 34.8% from 30.7% in the second quarter of 2010. In the first half and second quarter of 2011, the Company recorded $108.9 million and $54.7 million respectively, related to the additional cost of sales for inventory that was stepped up to fair value following the Neurovascular acquisition. The remaining increase in the cost of sales percentage is primarily due to pricing pressures as well as the impact of a weaker U.S. dollar on purchases from the Company’s international manufacturing operations.

Research, development and engineering expenses represented 5.6% of sales in the first half of 2011 compared to 5.2% in the same period of 2010 and increased 22% in the first half of 2011 to $225.4 million. These costs increased 21% in the second quarter and represented 5.6% of sales in 2011 compared to 5.4% in 2010. The higher spending level as a percentage of sales is consistent with expenditures in recent quarters and reflects the Company’s focus on new product development for anticipated product launches throughout the remainder of the year and in future years.

Selling, general and administrative expenses increased 17% in the first half of 2011, representing 38.2% of sales compared to 37.4% in the same period of 2010. In the second quarter, these expenses increased 19%, representing 38.4% of sales in 2011 compared to 37.6% in 2010. In the first half and second quarter of 2011, the Company recorded $22.0 million and $9.3 million, respectively, in transaction costs and acquisition and integration-related charges associated with the acquisitions of the Neurovascular and Orthovita businesses. In addition, the Company incurred higher general and administrative costs in the second quarter as a result of the payment of an intellectual property infringement claim pursuant to a confidential agreement.

Intangibles amortization increased 111% in the first half of 2011, and represented 1.4% of sales as compared to 0.8% of sales in the first half of 2010. These costs increased 123% in the second quarter and represented 1.6% of sales in 2011 compared to 0.8% in 2010. The increase in both periods is due to acquisitions completed over the course of the last twelve months, most notably the Neurovascular acquisition.

Interest and marketable securities income, which is included in other income (expense), decreased to $15.6 million in the first half of 2011 from $25.6 million in 2010 and to $8.9 million in the second quarter of 2011 from $12.5 million in 2010, as a result of lower average yields on the Company’s investments combined with decreased cash and cash equivalent and marketable securities balances compared to the prior year period. The decrease in these balances is largely associated with the purchases of the Neurovascular and Orthovita businesses, which were funded from the Company’s cash position. Interest expense, which is also included in other income (expense), for the six months ended June 30, 2011 and 2010 was $15.8 million and $31.4 million, respectively, and for the three months ended June 30, 2011 and 2010 was income of $1.2 million and expense of $16.3 million respectively. In June 2011 the Company effectively settled all U.S. federal tax matters for the years 2003 through 2007, other than certain cost sharing issues that are described more fully in Other Matters. The effective settlement associated with the settled tax years had a favorable impact of $19.9 million on the Company’s interest expense in the second quarter of 2011.

The Company’s effective income tax rates for the first half and second quarter of 2011 were 25.0% and 24.6% respectively, as compared to effective income tax rates for the first half and second quarter of 2010 and year ended December 31, 2010 of 27.9%, 27.9% and 26.4%, respectively. The effective income tax rate for the first half of 2011 reflects the amortization of inventory step-up charges of $73.3 million (net of $35.6 million income tax benefit) and transaction and integration charges of $15.9 million (net of $6.1 million income tax benefit) associated with the recently completed acquisitions of the Neurovascular and Orthovita businesses. The effective income tax rate for the second quarter of 2011 reflects the amortization of inventory step-up charges of $36.8 million (net of $17.9 million income tax benefit) and transaction and integration charges of $6.4 million (net of $2.9 million income tax benefit) associated with the recently completed acquisitions of the Neurovascular and Orthovita businesses. In the three and six months ended June 30, 2011, the effective income tax rate also reflects the net impact of the settlement with the IRS of income allocation issues between the Company and a wholly owned subsidiary operating in Puerto Rico, as well as effective settlement of all U.S. federal tax matters for tax years 2003 through 2007 except for certain cost sharing issues. The effective income tax rate for the year ended December 31, 2010 reflects a property, plant and equipment impairment charge of $76.6 million (net of $46.9 million income tax benefit), a gain on sale of the manufacturing facility in Caen, France of $13.4 million (net of $10.9 million income tax expense) and the impact of the favorable income tax expense adjustment of $7.4 million associated with the repatriation of foreign earnings to the United States completed in the fourth quarter of 2009. In addition to these factors, the Company’s reported effective income tax rates are lower than the U.S. statutory income tax rate primarily as a result of manufacturing in lower income tax international jurisdictions.

Net earnings for the first half of 2011 were $616.5 million, a decrease of 4% compared to net earnings of $640.7 million in the first half of 2010. Basic net earnings per share decreased 2% in the first half of 2011 to $1.58 from $1.61 in 2010, and diluted net earnings per share decreased 2% in the first half of 2011 to $1.57 from $1.60 in 2010. Net earnings for the second quarter of 2011 were $309.1 million, a decrease of 3% compared to net earnings of $319.0 million in the second quarter of 2010. Basic net earnings per share remained constant at $0.80 in the second quarter of 2011 from $0.80 in 2010, and diluted net earnings per share decreased 1% in the second quarter of 2011 to $0.79 from $0.80 in 2010.

Excluding the impact of the inventory step-up, acquisition and integration-related charges recorded for the Neurovascular and Orthovita acquisitions in the first half of 2011, adjusted net earnings for the first half of 2011 were $705.7 million, an increase of 10% compared to net earnings of $640.7 million for the first half of 2010. Adjusted basic net earnings per share increased 12% in the first half of 2011 to $1.81 from $1.61 in 2010, and adjusted diluted net earnings per share increased 13% in the first half of 2011 to $1.80 from $1.60 in 2010. Excluding the impact of the inventory step-up, acquisition and integration-related charges recorded for the Neurovascular and Orthovita acquisitions in the second quarter of 2011, adjusted net earnings for the second quarter of 2011 were $352.3 million, an increase of 10% compared to net earnings of $319.0 million for the second quarter of 2010. Adjusted basic net earnings per share increased 14% in the second quarter of 2011 to $0.91 from $0.80 in 2010, and adjusted diluted net earnings per share increased 13% in the second quarter of 2011 to $0.90 from $0.80 in 2010.

The reconciliations of these non-GAAP financial measures are as follows (in millions except per share amounts):

	Three Months Ended June 30		Percentage	Six Months Ended June 30		Percentage
	2011	2010	Change	2011	2010	Change
Reported net earnings	$309.1	$319.0	(3)	$616.5	$640.7	(4)
Acquisition and integration-related charges, net of tax:
Cost of sales - inventory step-up	36.8	-	-	73.3	-	-
Selling, general and administrative expenses - acquisition and integration-related charges	6.4	-	-	15.9	-	-

Adjusted net earnings	$352.3	$319.0	10	$705.7	$640.7	10

Basic net earnings per share of common stock:
Reported basic net earnings per share	$0.80	$0.80	0	$1.58	$1.61	(2)
Acquisition and integration-related charges, net of tax:
Cost of sales - inventory step-up	0.09	-	-	0.19	-	-
Selling, general and administrative expenses - acquisition and integration-related charges	0.02	-	-	0.04	-	-

Adjusted basic net earnings per share	$0.91	$0.80	14	$1.81	$1.61	12

Weighted-average basic shares outstanding	388.2	396.9		389.1	397.0

Diluted net earnings per share of common stock:
Reported diluted net earnings per share	$0.79	$0.80	(1)	$1.57	$1.60	(2)
Acquisition and integration-related charges, net of tax:
Cost of sales - inventory step-up	0.09	-	-	0.19	-	-
Selling, general and administrative expenses - acquisition and integration-related charges	0.02	-	-	0.04	-	-

Adjusted diluted net earnings per share	$0.90	$0.80	13	$1.80	$1.60	13

Weighted-average diluted shares outstanding	392.0	399.2		393.1	399.7

The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2011 decreased $1,127.2 million to $4,899.2 million as compared to $6,026.4 million at December 31, 2010. The decrease in working capital was primarily due to the cash payments of $316.0 million and $1,450.0 million that were made for the acquisitions of the Orthovita and Neurovascular businesses, respectively. Accounts receivable days sales outstanding increased 3 days to 59 days at June 30, 2011 from 56 days at December 31, 2010 and increased by 2 days compared to June 30, 2010 levels. Days sales in inventory increased 10 days to 164 days at June 30, 2011 from 154 days at December 31, 2010 and increased by 1 day compared to June 30, 2010. Days sales in inventory at June 30, 2011 is higher than the prior year periods primarily due to higher levels of inventory in support of anticipated product launches and third quarter sales, partially offset by higher cost of sales associated with Neurovascular inventory stepped up to fair value at acquisition.

The Company generated $360.7 million of cash from operations in the first half of 2011 compared to $601.5 million in 2010. In the second quarter of 2011, the Company generated $156.2 million of cash from operations compared to $326.7 million in 2010. The decrease in cash provided by operating activities in the first six months and second quarter of 2011 compared to the same periods in 2010 is primarily due to increases in cash used for working capital items, including inventory and income taxes payable.

In the first half of 2011, the Company used cash of $250.1 million for the repurchase of common stock, $140.2 million for the payment of dividends, $105.4 million for capital expenditures and $1,777.6 million for acquisitions. Cash proceeds of $66.6 million were realized from the sale of property, plant and equipment, primarily due to the sale of the Company’s OP-1 product family as used in orthopaedic bone applications. The Company also purchases and sells marketable securities, which are classified as available-for-sale investments in accordance with the provisions of the Investments-Debt and Equity Securities Topic of the Financial Accounting Standard Board (FASB) Accounting Standards Codification (Codification).

The Company had $497.1 million in cash and cash equivalents and $2,177.9 million in current marketable securities at June 30, 2011. The Company had outstanding borrowings totaling $1,021.1 million at June 30, 2011. On June 27, 2011 the Company completed the Orthovita acquisition; the payment of $316 million was funded from the Company’s cash position. On January 3, 2011 the Company completed the Neurovascular acquisition; the initial payment of $1,450.0 million was also funded from the Company’s cash position. An additional $50.0 million will be payable under the Neurovascular acquisition agreement upon completion of certain milestones.

On July 6, 2011, the Company completed its acquisition of Memometal Technologies; the initial payment of $150.0 million was funded from the Company’s cash position. An additional $12.0 million will be payable upon the completion of certain milestones.

In June 2011 the Company and the U.S. Internal Revenue Service (IRS) reached agreement with respect to the allocation of income between the Company and a wholly owned subsidiary operating in Puerto Rico for the years 2006 through 2009. Cash payments of $37.7 million will be made in the third quarter of 2011 as a result of this agreement.

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

Should additional funds be required, the Company had $1,024.6 million of additional borrowing capacity available under all of its existing credit facilities as of June 30, 2011, including the 2010 Facility.

Other Matters

The Company has certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currencies. For the first half of 2011, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets and the related foreign currency translation adjustment gain in shareholders’ equity of $337.2 million.

The Company operates in multiple income tax jurisdictions both inside and outside the United States. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations. Income tax authorities in these jurisdictions regularly perform audits of the Company’s income tax filings. Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates. In both 2011 and 2010 the Company reached settlements related to certain income tax audits both inside and outside the United States.

In July 2011 the IRS proposed adjustments to the Company’s previously filed 2006 and 2007 income tax returns related to income tax positions the Company has taken for its cost sharing arrangements with two wholly owned entities operating in Ireland. In April 2009 the IRS proposed adjustments to the Company’s previously filed 2003, 2004 and 2005 income tax returns for the same issue. The Company believes it followed the applicable tax law and Treasury regulations and is vigorously defending these income tax positions. Ultimate resolution with respect to these proposed adjustments could have a material impact on the Company’s income tax expense, results of operations and cash flows in future periods.

In June 2011 the Company and the U.S. Internal Revenue Service (IRS) reached agreement with respect to the allocation of income between the Company and a wholly owned subsidiary operating in Puerto Rico for the years 2006 through 2009. In addition, the Company effectively settled all U.S. federal tax matters for the years 2003 through 2007, other than the cost sharing issue described above. The net tax impact of the agreement and effective settlement is recorded within income tax expense on the Company’s Condensed Consolidated Statements of Earnings.

In April 2011 suits brought by Hill-Rom Company, Inc. and affiliated entities against the Company were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment manufactured and sold by the Company and seek damages and permanent injunctions. The Company is defending itself vigorously.

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

In the third quarter of 2010 the Company received a subpoena from the U.S. Department of Justice related to sales, marketing and regulatory matters related to the Stryker PainPump. Also in the third quarter of 2010, the Company received a subpoena from the U.S. Department of Justice related to the sales, marketing and regulatory matters related to the OtisKnee device. These investigations are ongoing and the Company has produced numerous documents and other materials to the Department of Justice in response to the subpoena.

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

In January 2010 a purported class action lawsuit against the Company was filed in the United States District Court for the Southern District of New York on behalf of those who purchased the Company’s common stock between January 25, 2007 and November 13, 2008, inclusive. The lawsuit seeks remedies under the Securities Exchange Act of 1934. In May 2010 the lawsuit was transferred to the United States District Court for the Western District of Michigan Southern Division. The Company is defending itself vigorously.

In 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain current and former employees of Stryker Biotech with wire fraud, conspiracy to defraud the FDA, distribution of a misbranded device and false statements to the FDA. The Company still hopes to be able to reach a fair and just resolution of this matter. The ultimate resolution of this matter is not reasonably estimable at this time; however, a conviction on the charges described above could result in significant monetary fines. A trial has been scheduled to begin on November 7, 2011. Because Stryker Biotech is not presently involved in the sale of health care products and services, any conviction on these charges resulting in exclusion from participating in federal and state health care programs would not be expected to have a material effect on Stryker Biotech’s present business operations. Certain former Stryker Biotech employees have pled guilty to charges in connection with this matter.

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

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (Certifying Officers). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting – There was no change to the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On July 15, 2011, Stryker Corporation (the Company) entered into a commercial paper program (Program) under which the Company may issue, on a private placement basis, unsecured commercial paper notes (Notes) up to a maximum aggregate amount outstanding at any time of $500,000,000. The Company may issue Notes under the Program from time to time. The net proceeds from the sale of the Notes will be used for general corporate purposes.

The Notes will be sold pursuant to the terms of one or more Commercial Paper Dealer Agreements, each between the Company and the dealer named therein (Dealer(s)). The Program provides the terms under which the Dealer(s) will either purchase from the Company or arrange for the sale by the Company of Notes in transactions exempt from registration under federal and state securities laws. The Program contains customary representations, warranties, covenants and indemnification provisions.

The maturities of the Notes will vary, but may not exceed 397 days, and the Notes must be in a minimum denomination of $250,000. The Notes will be sold at a discount from par or, alternatively, will be sold at par and bear interest at either a fixed or floating rate that will vary based upon market conditions at the time of the issuance of the Notes. The interest on a floating rate Note may be (a) the CD rate, (b) the commercial paper rate, (c) the federal funds rate, (d) the LIBOR rate, (e) the prime rate, (f) the treasury rate or (g) such other base rate as may be specified at the time of issuance. The Notes will not be redeemable prior to maturity or be subject to voluntary prepayment.

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

STRYKER CORPORATION
(Registrant)

July 28, 2011	/s/ Stephen P. MacMillan
Date	Stephen P. MacMillan, Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

July 28, 2011	/s/ Curt R. Hartman
Date	Curt R. Hartman, Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications

(i)	Certification of Principal Executive Officer of Stryker Corporation

(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications

(i)*	Certification by Chief Executive Officer of Stryker Corporation

(ii)*	Certification by Chief Financial Officer of Stryker Corporation

Exhibit 101 -	XBRL (Extensible Business Reporting Language) Documents

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q