Form 10-Q
period 2011-09-30
STRYKER CORP
filed 2011-10-28
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-9165
STRYKER CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-1239739
(State of incorporation)	(I.R.S. Employer Identification No.)

2825 Airview Boulevard, Kalamazoo, Michigan	49002
(Address of principal executive offices)	(Zip Code)

(269)-385-2600
(Registrant’s telephone number, including area code)

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

Large accelerated filer	[X]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Small reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]         NO [X]

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
382,672,989 shares of Common Stock, $0.10 par value, as of September 30, 2011.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stryker Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except per share amounts)

	September 30	December 31
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$810	$1,758
Marketable securities	2,403	2,622
Accounts receivable, less allowance of $54 ($57 in 2010)	1,319	1,252
Inventories	1,297	1,057
Deferred income taxes	775	653
Prepaid expenses and other current assets	327	290
Total current assets	6,931	7,632
Property, Plant and Equipment, less allowance for depreciation of $1,186 ($1,052 in 2010)	888	798
Other Assets
Goodwill	2,042	1,072
Other intangibles, less accumulated amortization of $544 ($465 in 2010)	1,454	703
Loaner instrumentation, less accumulated amortization of $766 ($684 in 2010)	320	291
Deferred income taxes	287	248
Other	161	151
Total assets	$12,083	$10,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$282	$292
Accrued compensation	384	418
Income taxes	59	47
Dividend payable	69	70
Accrued expenses and other liabilities	743	753
Current maturities of debt	25	25
Total current liabilities	1,562	1,605
Long-term debt	1,755	996
Other Liabilities	1,209	1,120
Shareholders' Equity
Common stock, $0.10 par value:
Authorized - 1,000 million shares
Outstanding 383 million shares (391 million in 2010)	38	39
Additional paid-in capital	1,007	964
Retained earnings	6,240	6,017
Accumulated other comprehensive gain (loss)	272	154
Total shareholders' equity	7,557	7,174
Total liabilities & shareholders' equity	$12,083	$10,895
See accompanying notes to Condensed Consolidated Financial Statements.

Stryker Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Net sales	$2,031	$1,768	$6,092	$5,325
Cost of sales	669	541	2,071	1,662
Gross profit	1,362	1,227	4,021	3,663

Research, development and engineering expenses	122	99	347	283
Selling, general and administrative expenses	765	643	2,316	1,973
Intangibles amortization	31	14	90	42
	918	756	2,753	2,298
Operating income	444	471	1,268	1,365
Other income (expense)	(13)	(9)	(15)	(15)
Earnings before income taxes	431	462	1,253	1,350
Income taxes	104	125	309	372
Net earnings	$327	$337	$944	$978

Net earnings per share:
Basic	$0.85	$0.85	$2.43	$2.46
Diluted	$0.84	$0.85	$2.41	$2.45

Weighted-average outstanding shares for the period in millions:
Basic	386	397	388	397
Diluted	388	398	392	399

See accompanying notes to Condensed Consolidated Financial Statements.

Stryker Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total

Balances at January 1, 2011	$39	$964	$6,017	$154	$7,174

Net earnings			944		944
Unrealized loss on securities, net of income taxes				(4)	(4)
Unfunded pension losses, net of income taxes				(1)	(1)
Foreign currency translation adjustments				123	123
Comprehensive earnings for the nine months ended September 30, 2011					1,062
Issuance of 1.3 shares of common stock under stock option and benefit plans, including $6 excess income tax benefit		10			10
Repurchase and retirement of 10.0 shares of common stock	(1)	(25)	(513)		(539)
Share-based compensation		58			58
Cash dividends declared of $0.54 per share of common stock			(208)		(208)
Balances at September 30, 2011	$38	$1,007	$6,240	$272	$7,557

See accompanying notes to Condensed Consolidated Financial Statements.

In February 2011 Stryker Corporation (the Company) declared a quarterly dividend of $0.18 per share payable April 29, 2011 to shareholders of record at the close of business on March 31, 2011. In June 2011 the Company declared a quarterly dividend of $0.18 per share payable July 29, 2011 to shareholders of record at the close of business on June 30, 2011. In August 2011 the Company declared a quarterly dividend of $0.18 per share payable October 31, 2011 to shareholders of record at the close of business on September 30, 2011.

Stryker Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Operating Activities
Net earnings	$327	$337	$944	$978
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	40	40	119	120
Amortization	84	61	240	179
Share-based compensation	19	18	58	53
Income tax benefit from exercise of stock options	4	1	26	20
Excess income tax benefit from exercise of stock options	(1)	—	(6)	(11)
Payment of restructuring charges	—	—	—	(8)
Sale of inventory stepped-up to fair value at acquisition	18	—	128	—
(Gain) loss on sale of property, plant and equipment	—	(24)	(5)	(23)
Other	(8)	2	2	7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8	(13)	(34)	(19)
Inventories	(33)	(57)	(174)	(118)
Loaner instrumentation	(55)	(45)	(176)	(148)
Accounts payable	(24)	34	(20)	54
Accrued expenses and other liabilities	10	58	(56)	(6)
Income taxes	(2)	18	(148)	(62)
Other	59	(2)	(91)	14
Net cash provided by operating activities	446	428	807	1,030

Investing Activities
Acquisitions, net of cash acquired	(144)	(1)	(1,922)	(62)
Purchases of marketable securities	(1,767)	(1,731)	(5,281)	(4,346)
Proceeds from sales of marketable securities	1,470	1,540	5,543	2,983
Purchases of property, plant and equipment	(57)	(58)	(162)	(127)
Proceeds from sales of property, plant and equipment	1	54	67	54
Net cash used in investing activities	(497)	(196)	(1,755)	(1,498)

Financing Activities
Proceeds from borrowings	39	19	73	55
Payments on borrowings	(23)	(20)	(75)	(53)
Proceeds from issuance of long-term debt, net	749	—	749	996
Issuance cost of long-term debt	(1)	—	(1)	(10)
Dividends paid	(70)	(60)	(210)	(179)
Proceeds from exercise of stock options	2	1	7	3
Repurchase and retirement of common stock	(289)	—	(539)	(111)
Excess income tax benefit from exercise of stock options	1	—	6	11
Other	(20)	(64)	(32)	47
Net cash provided by (used in) financing activities	388	(124)	(22)	759
Effect of exchange rate changes on cash and cash equivalents	(24)	32	22	(24)
Increase (decrease) in cash and cash equivalents	$313	$140	$(948)	$267
See accompanying notes to Condensed Consolidated Financial Statements.

Stryker Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2011

NOTE 1
BASIS OF PRESENTATION

General Information
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Financial Supplement of our Form 10-K for the year ended December 31, 2010.

As discussed in Note 12, the Company reorganized its operations into three reportable business segments. Accordingly, the Company restated prior period segment information to conform to the current period presentation. In addition, the effect on earnings from inventory stepped up to fair value at acquisition has been disclosed separately on the Company's Condensed Consolidated Statements of Cash Flows.
Management believes that the accompanying Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform with current year presentation.

Issued but Not Yet Effective Accounting Pronouncements

In 2011 the FASB amended the provisions of the Fair Value Measurement Topic of the FASB Codification. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (IFRS). This topic changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. These provisions are effective for reporting periods beginning on or after December 15, 2011, applied prospectively. The adoption of this amendment will not have a material effect on the Company's Consolidated Financial Statements.

In 2011 the FASB amended the provisions of the Comprehensive Income Topic of the FASB Codification. The amended provisions were issued to enhance comparability between entities that report under GAAP and IFRS and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This topic eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. These amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The adoption of this amendment will not have a material effect on the Company's Consolidated Financial Statements as the amendment impacts presentation only.

In 2011 the FASB amended the provisions of the Intangibles-Goodwill and Other Topic of the FASB Codification. The amended provisions were issued to simplify how entities test goodwill for impairment. This topic will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. These amended provisions are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this amendment will not have a material effect on the Company's Consolidated Financial Statements.

NOTE 2
FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The Company's estimates of fair value for financial instruments approximate their carrying amounts as of September 30, 2011 and December 31, 2010.

Pursuant to the requirements of the Fair Value Measurements and Disclosures Topic of the FASB Codification, the Company's financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company's policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. The following describes the methods the Company uses to estimate the fair value of the Company's financial assets and liabilities:

Cash and cash equivalents

The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Available-for-sale marketable securities

The Company's Level 2 available-for-sale marketable securities primarily include United States agency debt securities, foreign government debt securities, asset-backed debt securities, corporate debt securities and certificates of deposit. The Company's Level 2 available-for-sale marketable securities values are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company's Level 3 available-for-sale marketable securities include corporate debt securities. The Company's Level 3 available-for-sale marketable securities valuations are based on the income approach, specifically, discounted cash flow analyses that utilize significant inputs based on the Company's estimates and assumptions. Using this approach, estimates for timing and amount of cash flows and expected holding periods of the securities are used and the expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using an estimated market required rate of return.

Trading marketable securities

The Company's Level 1 trading marketable securities consist of mutual funds and are valued using a market approach, based on quoted prices for the specific mutual fund from transactions in active exchange markets.

Foreign currency exchange contracts

The Company values foreign currency exchange contracts using a market approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. At September 30, 2011, the fair value carrying amount of the Company's forward currency exchange contracts liabilities was $4 million.

The following tables summarize the valuation of the Company's financial instruments by the aforementioned pricing categories at September 30, 2011 and December 31, 2010 (in millions):

					Prices with
			Quoted Prices		Other		Prices with
			in Active		Observable		Unobservable
			Markets		Inputs		Inputs
	Total		(Level 1)		(Level 2)		(Level 3)
	September	December	September	December	September	December	September	December
	2011	2010	2011	2010	2011	2010	2011	2010

Assets:
Cash and cash equivalents	$810	$1,758	$810	$1,758	$—	$—	$—	$—
Available-for-sale marketable securities
Corporate and asset-backed debt securities	1,403	1,620	—	—	1,402	1,619	1	1
Foreign government debt securities	739	523	—	—	739	522	—	1
U.S. agency debt securities	176	315	—	—	176	315	—	—
Certificates of deposit	25	71	—	—	25	71	—	—
Other	61	95	—	—	61	95	—	—
Total available-for-sale marketable securities	2,404	2,624	—	—	2,403	2,622	1	2
Trading marketable securities	46	48	46	48	—	—	—	—
Foreign currency exchange contracts	—	2	—	—	—	2	—	—
	$3,260	$4,432	$856	$1,806	$2,403	$2,624	$1	$2
Liabilities:
Deferred compensation arrangements	$46	$48	$46	$48	$—	$—	$—	$—
Foreign currency exchange contracts	4	1	—	—	4	1	—	—
	$50	$49	$46	$48	$4	$1	$—	$—
The following tables present a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) (in millions):

		Corporate and Asset-Backed Debt Securities	Foreign Government Debt Securities
	Total
At September 30, 2011
Balance as of January 1	$2	$1	$1
Transfers out of Level 3	(1)	—	(1)
Balance as of September 30	$1	$1	$—

		Corporate and Asset-Backed Debt Securities	Municipal Debt Securities (ARS)		Foreign Government Debt Securities
	Total			ARS Rights
At December 31, 2010
Balance as of January 1	$157	$1	$139	$17	$—
Transfers into Level 3	1	—	—	—	1
Total gains or losses:
Included in earnings	—	—	17	(17)	—
Sales	(154)	—	(154)	—	—
Settlements	(2)	—	(2)	—	—
Balance as of December 31	$2	$1	$—	$—	$1

In June 2010 the Company exercised the Auction Rate Securities (ARS) Rights agreement (ARS Rights) it had entered into in 2008 with UBS Financial Services Inc. (UBS), one of its investment providers, whereby the Company received the right to sell its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. Pursuant to this agreement, the Company redeemed its entire remaining outstanding ARS investment of $140 million par value. Prior to the exercise of the ARS Rights, the Company had applied the fair value option to its ARS Rights pursuant to the provisions of the Fair Value Option for Financial Assets and Financial Liabilities Topic of the FASB Codification. As a result of this election, in 2010 the Company recorded losses of $17 million in other income (expense) to recognize the change in fair value estimate of its ARS Rights. These losses were offset by corresponding gains in the fair value estimate of the related ARS investment.

The following tables present a summary of the Company's marketable securities at September 30, 2011 and December 31, 2010 (in millions):

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized (Losses)		Estimated Fair Value

	September	December	September	December	September	December	September	December
	2011	2010	2011	2010	2011	2010	2011	2010
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$1,406	$1,618	$2	$4	$(5)	$(2)	$1,403	$1,620
Foreign government debt securities	738	523	1	1	—	(1)	739	523
U.S. agency debt securities	176	314	—	—	—	—	176	314
Certificates of deposit	25	71	—	—	—	—	25	71
Other	61	95	—	—	—	—	61	95
Total available-for-sale marketable securities	$2,406	$2,621	$3	$5	$(5)	$(3)	2,404	2,623

Trading marketable securities							46	48
Total marketable securities							$2,450	$2,671

Reported as:
Current assets-Marketable securities							$2,403	$2,622
Noncurrent assets-Other							47	49
							$2,450	$2,671

The cost and estimated fair value of available-for-sale marketable securities at September 30, 2011, by contractual maturity, are as follows (in millions):

	Cost	Estimated Fair Value
Due in one year or less	$533	$533
Due after one year through three years	1,826	1,824
Due after three years	47	47
	$2,406	$2,404

The gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2011, are as follows (in millions):

	Less Than 12 Months			Total
	Number of Investments	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	324	$880	$(5)	324	$880	$(5)
Foreign government debt securities	64	321	—	64	321	—
U.S. agency debt securities	48	102	—	48	102	—
Other	22	43	—	22	43	—
Total	458	$1,346	$(5)	458	$1,346	$(5)

The unrealized losses on the Company’s investments in corporate and asset-backed and United States agency debt securities are primarily caused by increases in interest rates as a result of continued challenging conditions in the global credit markets. While many of these investments have been downgraded by rating agencies since their initial purchase, only 1% of the Company's investments in corporate and asset-backed debt securities had a credit quality rating of less than A (per Standard & Poor's or Fitch). Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

The unrealized losses on the Company’s investments in foreign government debt securities were also caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.
Pursuant to the Company's investment policy, all individual marketable security investments must have a minimum credit quality of A (per Standard & Poor's or Fitch) or A2 (per Moody's Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of AA (per Standard & Poor's or Fitch) or Aa (per Moody's Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to the Company's marketable security investment portfolio. As of September 30, 2011, only 1% of the Company's investments in marketable securities had a credit quality rating of less than A (per Standard & Poor's or Fitch) and A2 (per Moody's Corporation). As of September 30, 2011, only 1% of the Company’s investments in marketable securities were held in asset-backed debt securities. The majority of the Company’s asset-backed debt securities relates to investments in United States agency-issued mortgage backed securities, where the recovery of the full amount by the investor is guaranteed by the issuing Federal agency.

The Company’s interest and marketable securities income, which are included in other income (expense), for the nine months ended September 30, 2011 and 2010, were $24 and $37 million, respectively, and for the three months ended September 30, 2011 and 2010, were $9 million and $12 million, respectively.

NOTE 3
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are accounted for at fair value based on market rates. The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk to the Company that would otherwise result from changes in exchange rates. These currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The duration of the forward currency exchange contracts corresponds to the anticipated period the intercompany receivables and payables remain outstanding. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with resulting gains and losses included in other income (expense) as an offset to the gains and losses recognized on the intercompany receivables and payables. For the nine months and three months ended September 30, 2011, recognized foreign currency transaction losses included in other income (expense) were $3 million and $1 million, respectively. For the nine months and three months ended September 30, 2010, recognized foreign currency transaction losses included in other income (expense) were $1 million for each period.

At September 30, 2011, the Company had outstanding forward currency exchange contracts to purchase $408 million and sell $1,120 million of various currencies (principally U.S. dollars and Euros) with original maturities ranging from 7 to 93 days. The maximum length of time over which the Company is limiting its exposure to the reduction in value of nonfunctional receivables and payables through foreign currency exchange contracts is through December 31, 2011.

At September 30, 2011, the fair value carrying amount of the Company's forward currency exchange contracts liabilities was $4 million and was included as a component of accrued expenses and other liabilities. The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. The Company is exposed to credit loss in the event of nonperformance by counterparties on its outstanding forward currency exchange contracts but does not anticipate nonperformance by any of its counterparties.

NOTE 4
COMPREHENSIVE EARNINGS

The Company follows the Comprehensive Income Topic of the FASB Codification in accounting for comprehensive earnings and its components. The comprehensive earnings for the nine months ended September 30, 2011 and 2010 were $1,062 million and $930 million, respectively, and for the three months ended September 30, 2011 and 2010 were $115 million and $599 million, respectively.

NOTE 5
INVENTORIES

Inventories were as follows (in millions):

	September 30,	December 31,
	2011	2010
Finished goods	$1,062	$834
Work-in-process	49	65
Raw materials	198	170
FIFO cost	1,309	1,069
Less LIFO reserve	(12)	(12)
	$1,297	$1,057

NOTE 6
ACQUISITIONS

On July 6, 2011, the Company acquired Memometal Technologies (Memometal) in an all cash transaction for $150 million, including assumed debt of $9 million, and an additional $12 million to be paid upon the completion of certain milestones. Memometal develops, manufactures and markets products for extremity (hand and foot) indications. The acquisition of Memometal enhances the Company's product offerings within its Reconstructive segment.

On June 27, 2011 the Company completed its all cash acquisition of Orthovita, Inc. (Orthovita), a global developer and manufacturer of orthobiologic and biosurgery products. The total purchase consideration was $316 million. The acquisition of Orthovita complements the Company’s existing product offerings, primarily within its Neurotechnology and Spine business segment.

In January 2011 the Company completed the acquisition of assets of the Neurovascular division of Boston Scientific Corporation (Neurovascular) in an all cash transaction for $1.45 billion, with an additional $50 million payment to be made upon completion of certain milestones. The acquisition of Neurovascular substantially enhances the Company’s presence in the neurotechnology market, allowing it to offer a comprehensive portfolio of products in both neurosurgical and neurovascular devices.

The effect of each of these acquisitions is included in the Company's Consolidated Results of Operations prospectively from the date of acquisition. Pro forma consolidated results of operations for the three and nine months ended September 30, 2011 would not differ significantly as a result of these acquisitions.

The assets acquired and liabilities assumed as a result of the Memometal, Orthovita and Neurovascular acquisitions were included in the Company’s Condensed Consolidated Balance Sheet as of the acquisition date. The purchase price was primarily allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The estimated useful lives range between 5 and 20 years.

The purchase price allocations were based upon preliminary valuations, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The table below represents the allocation of the purchase price to the acquired net assets of the Memometal, Orthovita and Neurovascular acquisitions (in millions):

	Memometal	Orthovita	Neurovascular
Purchase price paid	$141	$316	$1,450
Contingent consideration	11	—	49
Net debt assumed	9	—	—
Total purchase consideration	$161	$316	$1,499

Tangible net assets acquired:
Inventory	16	39	145
Other assets	20	105	31
Other liabilities	(43)	(73)	—
Identifiable intangible assets:
Customer relationship	4	26	100
In-process research and development	4	8	19
Developed technology	57	66	479
Other	30	5	29
Goodwill	73	140	696
	$161	$316	$1,499

The factors that contributed to the recognition of goodwill included securing synergies that are specific to the Company’s business and not available to other market participants, which are expected to increase revenues and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding the Company’s presence in the orthobiologics and neurotechnology markets; and diversifying the Company's product portfolio.
For the nine months and three months ended September 30, 2011, the Company recorded $170 million and $39 million, respectively ($114 million and $25 million, respectively, net of income taxes) in acquisition and integration-related charges associated with the acquisitions described above. The charges primarily consist of transaction costs, integration-related charges and additional cost of sales for inventory sold that was stepped up to fair value.

In 2004 the Company acquired all of the outstanding stock of SpineCore, Inc. (SpineCore), a developer of artificial lumbar and cervical discs for an upfront payment of $120 million in cash plus certain transaction costs. Terms of the transaction also include a potential milestone payment of $120 million upon commercialization of the CerviCore cervical artificial disc in the United States as well as royalty payments of up to an additional $25 million depending on the level of actual commercial sales, if any. The CerviCore cervical artificial disc remains under development at this time; however, the Company continues to monitor the market, costs and approval process associated with this device to determine whether the device will be made commercially available and result in the introduction of new products and additional future sales. In addition, unanticipated issues may arise that could further delay or terminate the development of the CerviCore device prior to regulatory approval or commercialization, which could have an unfavorable impact on the Company's operating results. The potential milestone payment is expected to be capitalized at its fair value as an intangible asset at the time of payment, if it becomes due.

NOTE 7
DEBT AND CREDIT FACILITIES

The Company’s debt is summarized as follows (in millions):

	September 30, 2011	December 31, 2010
3.00% senior unsecured notes, due January 15, 2015	$499	$499
4.375% senior unsecured notes, due January 15, 2020	497	497
2.00% senior unsecured notes, due September 30, 2016	749	—
Other	35	25
Total debt	1,780	1,021
Less current maturities	(25)	(25)
Long-term debt	$1,755	$996

In September 2011 the Company sold $750 million of senior unsecured notes due September 2016 (the 2016 Notes). The 2016 Notes bear interest at 2.00% per year and, unless previously redeemed, will mature on September 30, 2016. The Company received net proceeds of $749 million, net of an offering discount of $1 million. The 2016 Notes carry an effective interest rate of 2.04%. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities.
The Company's $1,000 million Senior Unsecured Revolving Credit Facility due August 2013 (the 2010 Facility) requires the Company to comply with certain financial and other covenants. The Company was in compliance with all covenants at September 30, 2011. In addition to the 2010 Facility, the Company has lines of credit, issued by various financial institutions, available to fund the Company's day-to-day operating needs. At September 30, 2011, the Company had $1,100 million of additional borrowing capacity available under all of its existing credit facilities.

On July 15, 2011, the Company entered into a commercial paper program (the Program) under which the Company may issue, on a private placement basis, unsecured commercial paper notes (the Notes) up to a maximum aggregate amount outstanding at any time of $500 million.  The Company may issue Notes under the Program from time to time. The net proceeds from the sale of the Notes will be used for general corporate purposes. The Program contains customary representations, warranties, covenants and indemnification provisions.

The maturities of the Notes will vary, but may not exceed 397 days, and the Notes must be in a minimum denomination of $250,000. The Notes will be sold at a discount from par or, alternatively, will be sold at par and bear interest at either a fixed or floating rate that will vary based upon market conditions at the time of the issuance of the Notes. The interest on a floating rate Note may be (a) the CD rate, (b) the commercial paper rate, (c) the federal funds rate, (d) the LIBOR rate, (e) the prime rate, (f) the treasury rate or (g) such other base rate as may be specified at the time of issuance.   The Notes will not be redeemable prior to maturity or be subject to voluntary prepayment. As of September 30, 2011, no Notes had been issued or were outstanding under the Program.

The weighted-average interest rate, excluding required fees, for all borrowings was 3.3% at September 30, 2011. At September 30, 2011, total unamortized debt issuance costs incurred in connection with the Company's senior unsecured notes were $13 million. The carrying amounts of the Company's debt approximate their fair values, based on the quoted interest rates for similar types and amounts of borrowing agreements.

NOTE 8
NET EARNINGS PER SHARE

The Company has key employee and director stock option plans under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant. Options to purchase 7 million shares of common stock during the nine months ended September 30, 2011 and 2010, and options to purchase 10 million and 11 million shares of common stock during the three months ended September 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.

NOTE 9
CAPITAL STOCK

In December 2010 and 2009, the Company announced that its Board of Directors had authorized the Company to purchase up to $500 million and $750 million, respectively, of the Company’s common stock. The manner, timing and amount of purchases is determined by the Company's management based on their evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise.
Under the $750 million program, the Company repurchased 4,048,723 shares at an average price of $61.77 in the first quarter of 2011 and 1,404,923 shares at an average price of $53.13 in the third quarter of 2011, which exhausted the authorization for repurchase under this program. Under the $500 million program, the Company repurchased 4,512,721 shares at an average price of $47.41 in the third quarter of 2011, leaving $286 million of remaining authorization to repurchase shares under this program as of September 30, 2011.

NOTE 10
RETIREMENT PLANS

Certain of the Company's subsidiaries have both funded and unfunded defined benefit plans covering some or all of their employees. The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Service cost	$5	$4	$14	$12
Interest cost	3	3	9	9
Expected return on plan assets	(2)	(2)	(6)	(7)
Amortization of prior service cost and transition amount	—	—	—	1
Recognized actuarial loss	—	—	1	—
Net periodic benefit cost	$6	$5	$18	$15

The Company previously disclosed in its 2010 Form 10-K that it anticipated contributing approximately $19 million to its defined benefit plans in 2011 to meet minimum funding requirements. As of September 30, 2011, $10 million of contributions had been made.

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

In June 2011 the Company and the United States Internal Revenue Service (IRS) reached agreement with respect to the allocation of income between the Company and a wholly owned subsidiary operating in Puerto Rico for the years 2006 through 2009. In addition, the Company effectively settled all United States federal tax matters for the years 2003 through 2007, other than the cost sharing matter described above. The net tax impact of the agreement and effective settlement is recorded within income tax expense on the Company’s Condensed Consolidated Statements of Earnings.

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

NOTE 12
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

Sales and net earnings by business segment follow (in millions):

	Reconstructive	MedSurg	Neurotechnology and Spine	Other	Total
Three Months Ended September 30, 2011:
Net sales	$902	$766	$363	$—	$2,031
Segment net earnings (loss)	223	125	51	(47)	352
Less acquisition and integration related charges, net of income tax benefits					25
Net earnings					$327

Three Months Ended September 30, 2010:
Net sales	$834	$685	$249	$—	$1,768
Segment net earnings (loss)	173	123	52	(31)	317
Add income taxes on repatriation of foreign earnings					7
Add gain on sale of property, plant and equipment, net of income tax expense					13
Net earnings					$337

	Reconstructive	MedSurg	Neurotechnology and Spine	Other	Total
Nine Months Ended September 30, 2011:
Net sales	$2,729	$2,303	$1,060	$—	$6,092
Segment net earnings (loss)	650	381	171	(144)	1,058
Less acquisition and integration related charges, net of income tax benefits					114
Net earnings					$944

Nine Months Ended September 30, 2010:
Net sales	$2,581	$2,032	$712	$—	$5,325
Segment net earnings (loss)	560	358	140	(100)	958
Add income taxes on repatriation of foreign earnings					7
Add gain on sale of property, plant and equipment, net of income tax expense					13
Net earnings					$978

Other than assets associated with the acquisitions of Neurovascular, Orthovita and Memometal, which are discussed in greater detail in Note 6, there were no significant changes to total assets by segment from information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassified sales by business segment for each quarter of 2010 and the years ended December 31, 2010 and 2009 are as follows (in millions):

	2010 Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31	2010	2009
Reconstructive	$894	$853	$834	$968	$3,549	$3,384
MedSurg	675	672	685	771	2,803	2,427
Neurotechnology and Spine	230	233	249	256	968	912
Total net sales	$1,799	$1,758	$1,768	$1,995	$7,320	$6,723

NOTE 13
PROPERTY, PLANT AND EQUIPMENT

On February 1, 2011, the Company completed its previously announced sale of its OP-1 product family for use in orthopaedic bone applications and its manufacturing facility based in West Lebanon, NH for total consideration of $60 million. No material gain or loss was recorded upon the completion of the transaction.

NOTE 14
CONTINGENCIES

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. For legal matters for which management has sufficient information to reasonably estimate the Company's future obligations, a liability representing management's best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.

In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities against the Company were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The suits allege infringement under United States patent laws with respect to certain patient handling equipment manufactured and sold by the Company and seek damages and permanent injunctions. The Wisconsin lawsuit has subsequently been transferred to the U.S. District Court in Indiana. The Company intends to vigorously defend itself in these matters.

In the third quarter of 2010, the Company received a subpoena from the U.S. Department of Justice related to sales, marketing and regulatory matters related to the Stryker PainPump. Also in the third quarter of 2010, the Company received a subpoena from the U.S. Department of Justice related to the sales and marketing of the OtisKnee device. These investigations are ongoing.

In March 2010 a shareholder's derivative action complaint against certain current and former Directors and Officers of the Company was filed in the United States District Court for the Western District of Michigan Southern Division. This lawsuit was brought by the Westchester Putnam Counties Heavy and Highway Laborers Local 60 Benefit Funds and Laborers Local 235 Benefit Funds. The complaint alleges claims for breach of fiduciary duties and gross mismanagement in connection with certain product recalls, U.S. Food and Drug Administration (FDA) warning letters, government investigations relating to physician compensation and the criminal proceeding brought against the Company's Biotech division. The case has been stayed while a Special Committee of the Board of Directors evaluates the claims.

In January 2010 a purported class action lawsuit against the Company was filed in the United States District Court for the Southern District of New York on behalf of those who purchased the Company's common stock between January 25, 2007 and November 13, 2008, inclusive. The lawsuit seeks remedies under the Securities Exchange Act of 1934. In May 2010 the lawsuit was transferred to the United States District Court for the Western District of Michigan Southern Division. The Company is defending itself vigorously.

In 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain then-current employees and a former employee of Stryker Biotech with wire fraud, conspiracy to defraud the FDA, distribution of a misbranded device and false statements to the FDA. The Company still hopes to be able to reach a fair and just resolution of this matter. The ultimate resolution of this matter is not reasonably estimable at this time; however, a conviction on the charges described above could result in significant monetary fines. Trial is scheduled to begin on January 9, 2012. Because Stryker Biotech is not presently involved in the sale of health care products or services, any conviction on these charges resulting in exclusion from participating in federal and state health care programs would not be expected to have a material effect on the Company's consolidated financial statements. Certain former Stryker Biotech employees have pled guilty to charges in connection with this matter.

In 2007 the Company announced that it reached a resolution with the U.S. Attorney's office for the District of New Jersey in connection with an investigation relating to “any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation.” The resolution was in the form of a non-prosecution agreement, which included oversight by a federal monitor for an 18-month period that ended on March 27, 2009. Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker's orthopedic medical devices in procedures paid for in whole or in part by Medicare. The investigation is ongoing and the Company has produced numerous documents and other materials to HHS in response to the subpoena.

In 2007 the Company disclosed that the U.S. Securities and Exchange Commission (SEC) made an inquiry of the Company regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, the Company received a subpoena from the U.S. Department of Justice, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the SEC inquiry. The Company is fully cooperating with the U.S. Department of Justice and the SEC regarding these matters.

NOTE 15
SUBSEQUENT EVENTS

On October 3, 2011, the Company acquired Concentric Medical, Inc. (Concentric) in an all cash transaction for $135 million. Concentric develops, manufactures and markets minimally invasive products for the treatment of acute ischemic stroke. The acquisition of Concentric enhances the Company's product offerings within its Neurotechnology and Spine segment. The effect of the Concentric acquisition will be included in the Company's Consolidated Results of Operations prospectively from the date of acquisition. Pro forma consolidated results of operation for the three and nine month periods ended September 30, 2011 would not differ significantly as a result of the Concentric acquisition.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures, including percentage sales growth in constant currency, adjusted net earnings and adjusted diluted net earnings per share. We believe that these non-GAAP measures provide meaningful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency, adjusted net earnings and adjusted net earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results, and provide a baseline for analyzing trends in our underlying businesses. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates which affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current year results at prior year average foreign currency exchange rates. To measure earnings performance on a consistent and comparable basis, we exclude certain items which affect the comparability of operating results and the trend of earnings. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, net earnings and diluted net earnings per share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the below reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
ABOUT STRYKER
Stryker is one of the world's leading medical technology companies with revenues of $7.3 billion and net earnings of $1,273 million in 2010. Stryker is dedicated to helping healthcare professionals perform their jobs more efficiently while enhancing patient care. The Company offers a diverse array of innovative medical technologies, including reconstructive, medical and surgical, and neurotechnology and spine products, to help people lead more active and more satisfying lives. The Company's products include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment; neurosurgical, neurovascular and spinal devices; as well as other medical device products used in a variety of medical specialties.
In the United States, most of the Company's products are marketed directly to doctors, hospitals and other health-care facilities. Stryker primarily maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served. Internationally, the Company's products are sold in approximately 100 countries through Company-owned sales subsidiaries and branches as well as third-party dealers and distributors. The Company's business is generally not seasonal in nature; however, the number of reconstructive surgeries is lower during the summer months.
In the first nine months, revenues in the United States accounted for 63.4% and 65.9% of total revenues in 2011 and 2010, respectively, and international revenues accounted for 36.6% and 34.1% of total revenues in 2011 and 2010, respectively.
In July 2011 the Company completed the acquisition of Memometal Technologies (Memometal) in an all cash transaction for $150 million, including the assumption of $9 million in debt, as well as an additional $12 million to be paid upon the completion of certain milestones. The acquisition of Memometal enhances the Company's product offerings within its Reconstructive segment. Additional details, including the financial statement impact of this transaction, are included in Results of Operations.
In June 2011 the Company completed the acquisition of Orthovita, Inc. The total purchase consideration for the all cash transaction was $316 million. The acquisition of Orthovita complements the Company's existing product offerings, primarily within its Neurotechnology and Spine business segment. Additional details, including the financial statement impact of this transaction, are included in Results of Operations.

In February 2011 the Company completed the previously announced sale of its OP-1 product family for use in orthopaedic bone applications and its manufacturing facility based in West Lebanon, NH for total consideration of $60 million.
In January 2011 the Company completed the previously announced acquisition of assets of the Neurovascular division of Boston Scientific Corporation (Neurovascular) in an all cash transaction for $1.45 billion, with an additional $50 million payment to be made upon completion of certain milestones. The acquisition of Neurovascular substantially enhances the Company's presence in the neurotechnology market, allowing it to offer a comprehensive portfolio of products in both neurosurgical and neurovascular devices. Additional details, including the financial statement impact of this transaction, are included in Results of Operations.
In 2011, the Company began segregating its operations into three reportable business segments: Reconstructive, MedSurg, and Neurotechnology and Spine. See Note 12 for additional information.

RESULTS OF OPERATIONS

The following table summarizes the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 (in millions except per share data):

	Third Quarter			Nine Months
	2011	2010	% Change	2011	2010	% Change
Net Sales	$2,031	$1,768	14.9	$6,092	$5,325	14.4
Gross Profit	1,362	1,227	11.0	4,021	3,663	9.8
Research, development & engineering expenses	122	99	23.2	347	283	22.6
Selling, general & administrative expenses	765	643	19.0	2,316	1,973	17.4
Intangible amortization	31	14	121.4	90	42	114.3
Other income (expense)	(13)	(9)	44.4	(15)	(15)	—
Income taxes	104	125	(16.8)	309	372	(16.9)
Net Earnings	$327	$337	(3.0)	$944	$978	(3.5)
Diluted Earnings per share	$0.84	$0.85	(1.2)	$2.41	$2.45	(1.6)

Net sales increased 14.9% and 14.4% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. For the three month period, net sales grew 6.1% as a result of increased unit volumes and changes in product mix, 3.2% due to the favorable impact of foreign currency exchange rates on net sales and 7.6% due to acquisitions, partially offset by an unfavorable impact of 2.0% due to changes in price. For the nine month period, net sales grew 6.3% as a result of increased unit volumes and changes in product mix, 3.1% due to the favorable impact of foreign currency exchange rates on net sales and 6.8% due to acquisitions, partially offset by an unfavorable impact of 1.8% due to changes in price.

Net Sales

The following table summarizes geographic and product line sales for the three and nine months ended September 30, 2011 and 2010 (in millions):

			Percentage Change				Percentage Change
	Three Months Ended		2011/2010		Nine Months Ended		2011/2010
	September 30			Constant Currency	September 30			Constant Currency
	2011	2010	Reported		2011	2010	Reported
Geographic Sales:
United States	$1,298	$1,174	10.6	10.6	$3,862	$3,507	10.1	10.1
International	733	594	23.4	13.9	2,230	1,818	22.7	13.7
Total net sales	$2,031	$1,768	14.9	11.7	$6,092	$5,325	14.4	11.3

Worldwide product sales:
Reconstructive	$901	$834	8.0	3.9	$2,729	$2,581	5.7	1.8
MedSurg	767	685	12.0	9.8	2,303	2,032	13.3	11.2
Neurotechnology and Spine	363	249	45.8	43.0	1,060	712	48.9	46.2
Total net sales	$2,031	$1,768	14.9	11.7	$6,092	$5,325	14.4	11.3
Net sales in the United States and internationally increased 10.6% and 23.4%, respectively, for the three month period and 10.1% and 22.7%, respectively, for the nine month period, compared to the same periods in 2010. In constant currency, international sales increased 13.9% and 13.7% for the three and nine month periods, respectively, compared to the same periods in 2010. Acquisitions contributed $135 million or 7.6% and $363 million or 6.8% to the net sales growth in the three and nine month periods, respectively. In constant currency, excluding acquisitions, net sales increased 4.1% and 4.5% in the three and nine month periods, respectively. The increase in the three month period was primarily due to higher United States shipments of patient handling and emergency medical equipment and surgical equipment and surgical navigation systems. The increase in the nine month period was primarily due to higher United States shipments of patient handling and emergency medical equipment and surgical equipment and surgical navigation systems and higher international shipments of reconstructive products and endoscopic and communications systems.

The tables below set forth additional geographical sales growth information for significant products within the Company’s Reconstructive, MedSurg, and Neurotechnology and Spine segments on both a reported basis and a constant currency basis:

	Nine Months Ended September 30
			% Change
					U.S.	International
SUPPLEMENTAL PRODUCT SALES ANALYSIS				Constant Currency			Constant Currency
	2011	2010	Reported		Reported	Reported

Reconstructive sales:
Hips	$914	$843	8.4	3.8	3.1	14.4	4.6
Knees	975	958	1.8	(1.1)	(1.8)	9.2	0.3
Trauma and Extremities	678	613	10.6	5.8	10.3	10.8	2.1
Total Reconstructive	2,729	2,581	5.7	1.8	1.3	11.5	2.4

MedSurg sales:
Surgical equipment and surgical navigation systems	868	791	9.7	7.2	9.0	11.6	2.6
Endoscopic and communications systems	788	715	10.2	7.9	7.3	18.3	9.5
Patient handling and emergency medical equipment	522	412	26.7	25.1	29.8	14.3	6.6
Total MedSurg	2,303	2,032	13.3	11.2	12.9	14.8	6.1

Neurotechnology and Spine sales:
Spine	509	480	6.0	3.5	2.7	14.1	5.5
Neurotechnology	551	232	137.5	134.9	76.0	308.1	297.7
Total Neurotechnology and Spine	1,060	712	48.9	46.2	27.0	104.5	95.3

	Three Months Ended September 30
			% Change
					U.S.	International
				Constant Currency			Constant Currency
	2011	2010	Reported		Reported	Reported

Reconstructive sales:
Hips	$300	$273	9.9	5.4	4.5	16.0	6.3
Knees	311	303	2.6	(0.5)	(1.8)	12.2	2.3
Trauma and Extremities	236	202	16.8	11.7	19.7	15.0	5.0
Total Reconstructive	901	834	8.0	3.9	3.4	14.5	4.6

MedSurg sales:
Surgical equipment and surgical navigation systems	294	273	7.7	5.0	8.4	5.4	(3.5)
Endoscopic and communications systems	257	242	6.2	3.8	3.2	14.5	5.6
Patient handling and emergency medical equipment	171	131	30.5	29.1	31.8	25.3	16.6
Total MedSurg	767	685	12.0	9.8	12.0	12.0	3.1

Neurotechnology and Spine sales:
Spine	179	166	7.8	4.8	4.5	15.3	5.8
Neurotechnology	184	83	121.7	118.8	68.9	250.0	241.1
Total Neurotechnology and Spine	363	249	45.8	43.0	26.1	93.8	84.5

Reconstructive products net sales increased 8.0% and 5.7% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010, primarily due to:

•
Hip Implant Systems: Sales increased 9.9% and 8.4% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010 (5.4% and 3.8%, respectively, in constant currency), primarily due to sales growth of the Trident, Rejuvenate and X3 Polyethylene hip products, Accolade cementless hip products and the ADM and MDM new product introductions in the primary acetabular market.

•
Knee Implant Systems: Sales increased 2.6% and 1.8% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010 (decreasing 0.5% and 1.1%, respectively, in constant currency), primarily due to declines in Scorpio knee products in the United States, partially offset by worldwide sales growth in the Triathlon knee system.

•
Trauma Implant Systems: Sales increased 16.8% and 10.6% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010 (11.7% and 5.8%, respectively, in constant currency), primarily due to acquisitions which, contributed 5.6% and 1.9% of the growth for the three and nine month periods, respectively, and the sales growth of the Gamma 3 Hip Fracture System and the T2 Nailing System.

MedSurg products net sales increased 12.0% and 13.3% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010, primarily due to:

•
Surgical Equipment and Surgical Navigation Systems: Sales increased 7.7% and 9.7% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010 (5.0% and 7.2%, respectively, in constant currency), primarily due to domestic and international sales growth in powered surgical and operating room equipment.

•
Endoscopic and Communications Systems: Sales increased 6.2% and 10.2% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010 (3.8% and 7.9%, respectively, in constant currency), primarily due to sales growth of general surgery products and communications products.

•
Patient Handling and Emergency Medical Equipment: Sales increased 30.5% and 26.7% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010 (29.1% and 25.1%, respectively, in constant currency), primarily due to hospital bed products and stretchers. In the first nine months of 2010, sales of patient handling and emergency medical equipment were positively impacted from a one-time shipment of patient handling equipment; excluding that one-time sale, patient handling and emergency medical equipment sales grew 32% in the first nine months of 2011. Acquisitions also contributed 9.6% and 10.3% to the growth for the three and nine month periods, respectively.

Neurotechnology and Spine products net sales increased 45.8% and 48.9% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010, primarily due to the acquisition of the Neurovascular business; acquisitions accounted for 42.5% and 41.7%, respectively, of the growth for the three and nine month periods.

•
Spine Products: Sales increased 7.8% and 6.0% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010 (4.8% and 3.5%, respectively, in constant currency), primarily due to acquisitions which contributed 8.7% and 3.4% to the growth for the three and nine month periods, respectively.

•
Neurotechnology: Sales increased 121.7% and 137.5% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010 (118.8% and 134.9%, respectively, in constant currency), primarily due to the Neurovascular acquisition. The Acquisition contributed 109.5% and 121.1% of sales growth in the three and nine month period, respectively. In addition, strong sales growth of Neuro Spine

ENT products contributed to sales growth in both the three and none month periods.
Consolidated Cost of Sales
Cost of sales increased 23.7% and 24.6% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010 to 32.0% and 31.9% of sales, respectively, compared to 30.6% and 31.2% of sales, respectively, in the same period in 2010. For the three month period, cost of sales as a percentage of sales increased to 32.9% from 30.6% in 2010. For the three and nine month periods in 2011, cost of sales includes an additional cost of $18 million and $127 million, respectively, related to inventory that was stepped up to fair value following the acquisitions of Neurovascular, Orthovita and Memometal. The remaining increase in the cost of sales percentage is primarily due to pricing pressures and the impact of a weaker United States dollar on purchases from international manufacturing operations.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased 23.2% and 22.6% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010, to $122 million (6.0% of sales) and $347 million (5.7% of sales), respectively. The increase as a percentage of sales is consistent with investment levels in recent quarters and is driven by a continued focus on new product development for anticipated product launches in the remainder of the year and future years.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 19.0% and 17.4% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010, to $765 million (37.7% of sales) and $2,316 million (38.0% of sales), respectively. The three and nine month periods include $20 million and $42 million, respectively, in transaction and acquisition costs and integration-related charges associated with the acquisitions of the Neurovascular, Orthovita and Memometal businesses. In addition, year-to-date 2011 general and administrative costs include the payment of an intellectual property infringement claim pursuant to a confidential agreement, offset by the third quarter 2011 benefit of a favorable resolution of a value added tax issue.

Intangible Asset Amortization

Intangibles amortization increased 121.4% and 114.3% for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010, to $31 million (1.5% of sales) and $90 million (1.5% of sales), respectively. The increase in both periods was due to acquisitions, primarily the Neurovascular acquisition.
Other Income (Expense)
Other expense increased $4 million for the three month period and was unchanged for the nine month period ended September 30, 2011, respectively. For the three month period, the increase in expense was due primarily to lower average yields on investments combined with lower cash and cash equivalent and marketable securities balances compared to the same period in 2010. The decrease in these balances and the corresponding reduction in interest and investment income is largely due to the purchases of the Neurovascular, Orthovita and Memometal businesses, which were funded by cash. For the nine month period, the impact of lower average yields on investments combined with lower cash and cash equivalent and marketable securities balances compared to the same period in 2010, was offset by lower interest expense compared to the same period in 2010. In June 2011, all United States federal tax matters for the years 2003 through 2007 were effectively settled, other than certain cost sharing issues (See Other Matters below). The effective settlement had a $20 million favorable impact on interest expense in the second quarter of 2011.
Income Taxes
The effective income tax rates for the three and nine month periods ended September 30, 2011 were 24.1% and 24.7% respectively, as compared to 27.1% and 27.6% for the same periods in 2010. The 2011 effective income tax rate for the nine month period includes the net impact of the settlement with the IRS of income allocation issues with a wholly owned subsidiary operating in Puerto Rico, and the effective settlement of all United States federal tax matters for tax years 2003 through 2007 except for certain cost sharing issues (See Other Matters below).
Net Earnings
Net earnings for the three and nine month periods ended September 30, 2011 were $327 million or $0.84 per diluted share and $944 million or $2.41 per diluted share compared to $337 million or $0.85 per diluted share and $978 million or $2.45 per diluted share in the same periods in 2010. The decrease in net earnings was primarily due to increased cost of sales related to inventory that was stepped up to fair value and transaction and acquisition costs and integration-related charges associated with the acquisitions of the Neurovascular, Orthovita and Memometal businesses. The impact of these costs on diluted net earnings per share was offset by the benefit of common stock repurchases.
Net earnings for the three and nine month periods ended September 30, 2011, excluding the impact of the inventory step-up, acquisition and integration-related charges recorded for the Neurovascular, Orthovita and Memometal acquisitions, increased 11.0% and 10.4%, respectively, compared to the same periods in 2010, to $352 million or $0.91 per diluted share and $1,058 million or $2.70 per diluted share, respectively.

The reconciliations of these non-GAAP financial measures are as follows (in millions except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30		Percentage	September 30		Percentage
	2011	2010	Change	2011	2010	Change
Reported net earnings	$327	$337	(3.0)	$944	$978	(3.5)
Acquisition and integration-related charges, net of tax:
Inventory "step up" to fair value	12	—	—	85	—	—
Acquisition and integration related charges	13	—	—	29	—	—
Gain on sale of property, plant and equipment	—	(13)	(100.0)	—	(13)	(100.0)
Income taxes on repatriation of foreign earnings	—	(7)	(100.0)	—	(7)	(100.0)
Adjusted net earnings	$352	$317	11.0	$1,058	$958	10.4

Basic net earnings per share of common stock:
Reported basic net earnings per share	$0.85	$0.85	—	$2.43	$2.46	(1.2)
Acquisition and integration-related charges, net of tax:
Inventory "step up" to fair value	0.03	—	—	0.22	—	—
Acquisition and integration related charges	0.03	—	—	0.07	—	—
Gain on sale of property, plant and equipment	—	(0.03)	(100.0)	—	(0.03)	(100.0)
Income taxes on repatriation of foreign earnings	—	(0.02)	(100.0)	—	(0.02)	(100.0)
Adjusted basic net earnings per share	$0.91	$0.80	13.8	$2.73	$2.41	13.3

Weighted-average basic shares outstanding	386	397		388	397

Diluted net earnings per share of common stock:
Reported diluted net earnings per share	0.84	0.85	(1.2)	2.41	2.45	(1.6)
Acquisition and integration-related charges, net of tax:
Inventory "step up" to fair value	0.03	—	—	0.22	—	—
Acquisition and integration related charges	0.03	—	—	0.07	—	—
Gain on sale of property, plant and equipment	—	(0.03)	(100.0)	—	(0.03)	(100.0)
Income taxes on repatriation of foreign earnings	—	(0.02)	(100.0)	—	(0.02)	(100.0)
Adjusted diluted net earnings per share	$0.91	$0.80	13.8	$2.70	$2.40	12.5

Weighted-average diluted shares outstanding	388	398		392	399

The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash

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

Should additional funds be required, the Company had $1,100 million of additional borrowing capacity available under all of its existing credit facilities as of September 30, 2011.

Cash Flows from Operating Activities

The Company generated $446 million and $807 million of cash from operations in the three and nine month periods ended September 30, 2011, respectively, compared to $428 million and $1,030 million, respectively, in the same periods in 2010. The decrease in cash provided by operating activities in the nine month period compared to 2010 is primarily due to lower accruals for accounts payable and accrued expenses driven primarily by the timing of payments. In addition, cash used for inventory increased as the days sales in inventory increased 22 days to 176 days at September 30, 2011 from 154 days at December 31, 2010 and increased by 2 days compared to September 30, 2010. Days sales in inventory at September 30, 2011 is higher than the prior year periods primarily due to higher levels of inventory in support product availability, anticipated new product launches and higher fourth quarter sales. Accounts receivable days sales outstanding increased 2 days to 58 days at September 30, 2011 from 56 days at December 31, 2010 and decreased by 1 day compared to September 30, 2010 levels.
Cash Flows from Investing Activities
In the first nine months of 2011, the Company used cash of $162 million for capital expenditures and $1,922 million for acquisitions.  Cash proceeds of $67 million were realized from the sale of property, plant and equipment, primarily due to the sale of the Company’s OP-1 product family as used in orthopaedic bone applications.

Cash Flows from Financing Activities

In the first nine months of 2011, the Company used cash of $539 million for the repurchase of common stock and $210 million for the payment of dividends.

In September 2011 the Company sold $750 million of senior unsecured notes due September 2016 (the "2016 Notes"). The 2016 Notes bear interest at 2.00% per year and, unless previously redeemed, will mature on September 30, 2016. The Company received net proceeds of $749 million, net of an offering discount of $1 million. The 2016 Notes carry an effective interest rate of 2.04%. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities.

In July 2011 the Company entered into a commercial paper program (the "Program") under which the Company may issue, on a private placement basis, unsecured commercial paper notes (the "Notes") up to a maximum aggregate amount outstanding at any time of $500 million. The Company may issue Notes under the Program from time to time. The net proceeds from the sale of the Notes will be used for general corporate purposes. The Program contains customary representations, warranties, covenants and indemnification provisions. As of September 30, 2011, no Notes had been issued or were outstanding under the Program.

In August 2010 the Company refinanced its credit facility with a new $1,000 million Senior Unsecured Revolving Credit Facility due August 2013 (the 2010 Facility). The 2010 Facility replaces the previously outstanding $1,000 million Unsecured Credit Facility due in November 2010 (the 2005 Facility). The 2010 Facility includes an increase option permitting the Company to increase the size of the facility up to an additional $500 million, a $500 million multicurrency sublimit (with no sublimit for euro borrowings), a $100 million letter of credit sublimit and other terms, conditions and covenants substantially the same as the 2005 Facility. The 2010 Facility has an annual facility fee ranging from 10 to 45 basis points and bears interest at LIBOR, as defined in the 2010 Facility agreement, plus an applicable margin ranging from 65 to 205 basis points, both of which are dependent on the Company's credit rating. Based on the Company’s current credit ratings, the 2010 Facility has an annual facility fee of 12.5 basis points and an interest margin of 87.5 basis points.

Dividends

In February 2011 the Company declared a quarterly dividend of $0.18 per share payable April 29, 2011 to shareholders of record at the close of business on March 31, 2011. In June 2011 the Company declared a quarterly dividend of $0.18 per share payable July 29, 2011 to shareholders of record at the close of business on June 30, 2011. In August 2011 the Company declared a quarterly dividend of $0.18 per share payable October 31, 2011 to shareholders of record at the close of business on September 30, 2011.

OTHER MATTERS

The Company has certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currencies. For the first nine months of 2011, the strengthening of foreign currencies relative to the U.S. dollar increased the value of these investments in net assets and the related foreign currency translation adjustment gain in shareholders’ equity of $123 million.

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

In April 2011 suits brought by Hill-Rom Company, Inc. and affiliated entities against the Company were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The suits allege infringement under United States patent laws with respect to certain patient handling equipment manufactured and sold by the Company and seek damages and permanent injunctions. The Wisconsin lawsuit has subsequently been transferred to the U.S. District Court in Indiana. The Company intends to vigorously defend itself in these matters.

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

In the third quarter of 2010 the Company received a subpoena from the U.S. Department of Justice related to sales, marketing and regulatory matters related to the Stryker PainPump. Also in the third quarter of 2010, the Company received a subpoena from the U.S. Department of Justice related to the sales and marketing of the OtisKnee device. These investigations are ongoing.

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

In 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain current and former employees of Stryker Biotech with wire fraud, conspiracy to defraud the FDA, distribution of a misbranded device and false statements to the FDA. The Company still hopes to be able to reach a fair and just resolution of this matter. The ultimate resolution of this matter is not reasonably estimable at this time; however, a conviction on the charges described above could result in significant monetary fines. Trial is scheduled to begin on January 9, 2012. Because Stryker Biotech is not presently involved in the sale of health care products and services, any conviction on these charges resulting in exclusion from participating in federal and state health care programs would not be expected to have a material effect on the Company's consolidated financial statements. Certain former Stryker Biotech employees have pled guilty to charges in connection with this matter.

In 2007 the Company announced that it reached a resolution with the U.S. Attorney’s office for the District of New Jersey in connection with an investigation relating to “any and all consulting contracts, professional service agreements, or remuneration agreements between Stryker Corporation and any orthopedic surgeon, orthopedic surgeon in training, or medical school graduate using or considering the surgical use of hip or knee joint replacement/reconstruction products manufactured or sold by Stryker Corporation.” The resolution was in the form of a non-prosecution agreement, which included oversight by a federal monitor for an 18-month period that ended on March 27, 2009. Subsequent to entering into the non-prosecution agreement, the U.S. Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to the Company in seeking to determine whether the Company violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker’s orthopedic medical devices in procedures paid for in whole or in part by Medicare. The investigation is ongoing and the Company has produced numerous documents and other materials to HHS in response to the subpoena.

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

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2011 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (Certifying Officers). Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting – There was no change to the Company's internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(c) In December 2010 and 2009, the Company announced that its Board of Directors had authorized the Company to purchase up to $500 million and $750 million, respectively of the Company’s common stock. The manner, timing and amount of any purchases is determined by the Company's management based on their evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise.

Under the $750 million program, the Company repurchased 4,048,723 shares at an average price of $61.77 in the first quarter of 2011 and 1,404,923 shares at an average price of $53.13 in the third quarter of 2011, which exhausted the authorization for repurchase under this program. Under the $500 million program, the Company repurchased 4,512,721 shares at an average price of $47.41 in the third quarter of 2011, leaving $286 million of remaining authorization to repurchase shares under this program as of September 30, 2011.

A summary of the activity pursuant to each of these repurchase programs in the third quarter of 2011 is as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans (in millions)

Period
$750 million repurchase program

July 1, 2011 - July 31, 2011	—	$—	—	$74
August 1, 2011 - August 31, 2011	1,404,923	$53.13	1,404,923	$—
September 1, 2011 - September 30, 2011	—	$—	—	$—
Total	1,404,923	$53.13	1,404,923

$500 million repurchase program

July 1, 2011 - July 31, 2011	—	$—	—	$500
August 1, 2011 - August 31, 2011	2,466,969	$47.41	2,466,969	$383
September 1, 2011 - September 30, 2011	2,045,752	$47.42	2,045,752	$286
Total	4,512,721	$47.41	4,512,721

Shares repurchased under the share repurchase program are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

ITEM 6.	EXHIBITS

(a)	Exhibits
	31(i)	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	31(ii)	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

	32(i)*	Certification by Chief Executive Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350

	32(ii)*	Certification by Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C.
Section 1350

	101.INS	XBRL Instance Document

	101.SCH	XBRL Schema Document

	101.CAL	XBRL Calculation Linkbase Document

	101.DEF	XBRL Definition Linkbase Document

	101.LAB	XBRL Label Linkbase Document

	101.PRE	XBRL Presentation Linkbase Document
Furnished with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

October 28, 2011	/s/ Stephen P. MacMillan
Date	Stephen P. MacMillan, Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

October 28, 2011	/s/ Curt R. Hartman
Date	Curt R. Hartman, Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31 -	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32 -	18 U.S.C. Section 1350 Certifications
(i)*	Certification by Chief Executive Officer of Stryker Corporation
(ii)*	Certification by Chief Financial Officer of Stryker Corporation

Exhibit 101 -	XBRL (Extensible Business Reporting Language) Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q