Form 10-K
period 2011-12-31
STRYKER CORP
filed 2012-02-13
CIK 310764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

FORM 10-K
_______________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-09165
_______________________________________________________________________

STRYKER CORPORATION
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Michigan	38-1239739
(State of incorporation)	(I.R.S. Employer Identification No.)
2825 Airview Boulevard, Kalamazoo, Michigan	49002
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (269) 385-2600
_______________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐       NO  ☒
Based on the closing sales price of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20,775,513,052. The number of shares outstanding of the registrant’s common stock, $.10 par value, was 381,020,353 at January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2012 Annual Meeting of Shareholders (the 2012 proxy statement) are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS.
General
Stryker Corporation is one of the world's leading medical technology companies with 2011 revenues of $8,307 and net earnings of $1,345. Stryker's products include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment; neurosurgical, neurovascular and spinal devices; as well as other medical device products used in a variety of medical specialties.
As used herein, and except where the context otherwise requires, "Stryker," "we," "us," and "our" refer to Stryker Corporation and its consolidated subsidiaries.
Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a prominent orthopaedic surgeon and the inventor of several orthopaedic products. In the United States, most of our products are marketed directly to doctors, hospitals and other health-care facilities. Internationally, our products are sold in over 100 countries through Company-owned sales subsidiaries and branches as well as third-party dealers and distributors.
Business Segments and Geographic Information
In 2011 we began segregating our reporting into three reportable business segments: Reconstructive, MedSurg, and Neurotechnology and Spine. Financial information regarding our reportable business segments and certain geographic information is included under Results of Operations in Item 7 of this report and Note 13 to the Consolidated Financial Statements in Item 8 of this report. We have restated prior period segment information to conform to the current presentation.
Reconstructive
Reconstructive products consist primarily of implants used in hip and knee joint replacements and trauma surgeries. Many of our technologically advanced reconstructive implants are suited to minimally invasive surgery procedures that are intended to reduce soft-tissue damage and pain while hastening return to function. We support surgeons with technology, procedural development and specialized instrumentation as they develop new surgical techniques.
In 2011 we received 510(k) approval to market our ShapeMatch Cutting Guides for use with our Triathlon Total Knee System. ShapeMatch technology utilizes proprietary 3D imaging software to develop a customized preoperative surgical plan for each patient and is available only for use with the Triathlon system.
In 2011 we acquired Memometal Technologies, which develops, manufactures and markets products for extremity (hand and foot) indications that enhance the offerings in our trauma product line.
Stryker is one of five leading competitors in the United States for joint replacement products; the other four are DePuy Orthopaedics, Inc. (DePuy, a subsidiary of Johnson & Johnson), Zimmer Holdings, Inc. (Zimmer), Biomet, Inc. and Smith & Nephew plc. We are also a leading player in the international markets, with these same companies as our principal competitors. In trauma systems, we compete principally with Synthes, Inc., Smith & Nephew Orthopaedics (a division of Smith & Nephew plc), Zimmer and DePuy.
MedSurg
MedSurg products include surgical equipment and surgical navigation systems (Instruments); endoscopic and communications systems (Endoscopy); patient handling and emergency medical equipment (Medical); reprocessed and remanufactured medical devices; as well as other medical device products used in a variety of medical specialties.
In 2010 we acquired the assets used to produce the Sonopet Ultrasonic Aspirator control consoles, handpieces and accessories, which are used by surgeons to fragment soft and hard tissue for tumor removal and bone cutting and have applications in our Instruments product line.
In 2010 we acquired Gaymar Industries (Gaymar), which specializes in support surfaces and pressure ulcer management solutions as well as the temperature management segment of the healthcare industry. Gaymar enhances the offerings in our Medical product line.
Stryker is one of three market leaders in Instruments, competing principally with Medtronic, Inc. and Conmed Linvatec, Inc. (a subsidiary of CONMED Corporation) globally; internationally, we also compete with Aesculap-Werke AG (a division of B. Braun Melsungen AG). In Endoscopy, we compete with Smith & Nephew Endoscopy (a division of Smith & Nephew plc), ConMed Linvatec, Inc., Arthrex, Inc., Karl Storz GmbH & Co. and Olympus Optical Co. Ltd. Our primary competitors in Medical are Hill-Rom Holdings, Inc., Hausted, Inc. (a subsidiary of STERIS Corporation), Midmark Hospital Products Group (a subsidiary of Ohio Medical Instrument Company, Inc.) and Ferno-Washington, Inc.

1	Dollar amounts in millions except per share amounts or as otherwise specified.

Neurotechnology and Spine
Our Neurotechnology and Spine products include a comprehensive portfolio of products including both neurosurgical and neurovascular devices. Our neurotechnology offering includes products used for minimally invasive endovascular techniques, as well as a comprehensive line of products for traditional brain and open skull base surgical procedures, orthobiologic and biosurgery products including synthetic bone grafts and vertebral augmentation products, as well as minimally invasive products for the treatment of acute ischemic stroke. We also develop, manufacture and market spinal implant products including cervical, thoracolumbar and interbody systems used in spinal injury, deformity and degenerative therapies.
In 2011 we acquired the assets of the Neurovascular division of Boston Scientific Corporation (Neurovascular), as well as Concentric Medical, Inc., a manufacturer of minimally invasive products for the treatment of acute ischemic stroke. These acquisitions complement our product offerings within our Neurovascular product line.
In June 2011 we completed the acquisition of Orthovita, Inc. (Orthovita), a developer of orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products. The acquisition of Orthovita complements our existing product offerings, primarily within our Spine product line.
Our primary competitors in neurotechnology are Covidien and Micrus Endovascular, LLC (a subsidiary of Johnson & Johnson). We are one of four market leaders in spine products, along with Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Spine, Inc. (a subsidiary of Johnson & Johnson) and Synthes, Inc.
Geographic Areas
In 2011 approximately 63% of our revenues were generated from customers in the United States. Internationally, our products are sold in over 100 countries through local dealers and direct sales efforts. Additional geographic information is included under Results of Operations in Item 7 of this report and Note 13 to the Consolidated Financial Statements in Item 8 of this report.
Raw Materials and Inventory
Raw materials essential to our business are generally readily available from multiple sources. Substantially all products we manufacture are stocked in inventory, while certain MedSurg products are assembled to order. The dollar amount of backlog orders at any given time is not considered to be significant.
Patents and Trademarks
Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of such products restricts competitors from duplicating these unique designs and features. We seek to obtain patent protection on our products whenever appropriate for protecting our competitive advantage. As of December 31, 2011, we own approximately 1,456 United States patents and 2,579 international patents.
Seasonality
Our business is generally not seasonal in nature; however, the number of reconstructive implant surgeries is generally lower during the summer months.
Competition
In all of our product lines, we compete with local and global companies located throughout the world. Competition exists in all product lines without regard to the number and size of the competing companies involved. The development of new and innovative products is important to our success in all areas of our business and competition in research, involving the development and the improvement of new and existing products and processes, is particularly significant. The competitive environment requires substantial investments in continuing research and in maintaining sales forces.
The principal factors that we believe differentiate us in the highly competitive product categories in which we operate and enable us to compete effectively include our commitment to innovation and quality, service and reputation. We believe that our competitive position in the future will depend to a large degree on our ability to develop new products and make improvements to existing products.
Product Development
Most of our products and product improvements, with the exception of our neurotechnology products, have been developed internally at research facilities located in manufacturing locations in the United States, Ireland, Puerto Rico, Germany, Switzerland and France. We also invest through acquisitions in technologies developed by third parties that have the potential to expand the markets in which we operate. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist us in product development efforts. The total costs of worldwide Company-sponsored research, development and engineering activities

2	Dollar amounts in millions except per share amounts or as otherwise specified.

relating to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of customers and patients were $462, $394 and $336 in 2011, 2010 and 2009, respectively. Research, development and engineering expenses represented 5.6% of sales, 5.4% of sales and 5.0% of sales in 2011, 2010 and 2009, respectively.
Regulation
Most of our businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation.
In the United States, the Medical Device Amendments of 1976 to the federal Food, Drug and Cosmetic Act and the Safe Medical Devices Act of 1990, and the regulations issued or proposed thereunder, provide for regulation by the federal Food and Drug Administration (FDA) of the design, manufacture and marketing of medical devices, including most of our products. Most of our new products fall into FDA classifications that require notification of and review by the FDA before marketing, submitted as a 510(k). Certain of our products require extensive clinical testing, consisting of safety and efficacy studies, followed by pre-market approval applications for specific surgical indications.
The FDA's Quality System regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities by the FDA. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacturing and marketing of our products. We have previously been subject to warning letters issued by the FDA but all warning letters have been resolved as of May 10, 2010 and none are currently outstanding.
The member states of the European Union (EU) have adopted the European Medical Device Directives that form a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain CE Marking for their products. We have authorization to apply the CE Marking to substantially all of our products.
Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare expenses generally and hospital costs in particular, including price regulation and competitive pricing, are ongoing in markets where we do business. It is not possible to predict at this time the long-term impact of such cost-containment measures on our future business.
In addition, business practices in the health care industry have come under increased scrutiny, particularly in the United States, by government agencies and state attorneys general, and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.
Employees
At December 31, 2011, we had approximately 21,241 employees worldwide. Certain international employees are covered by collective bargaining agreements. We believe that we maintain positive relationships with our employees worldwide.
Executive Officers of the Registrant
Information regarding our executive officers appears under the caption "Directors, Executive Officers and Corporate Governance" in Item 10 of this Report.
Available Information
Our main corporate website address is www.stryker.com. Copies of our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K filed or furnished to the U.S. Securities and Exchange Commission (SEC) will be provided without charge to any shareholder submitting a written request to the Secretary at our principal executive offices. All of our SEC filings are also available free of charge on our website within the "Investor-SEC Filings & Ownership Reports" link as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC's website at www.sec.gov.

ITEM 1A.	RISK FACTORS.
This report contains statements referring to us that are not historical facts and are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the “safe harbor” provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as “may,” “could,” “will,” “should,” “possible,” “plan,” “predict,” “forecast,” “potential,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “may impact,” “on track,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, a merger, or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or

3	Dollar amounts in millions except per share amounts or as otherwise specified.

circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed below.
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, cash flows, financial condition and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, cash flows, financial condition or results of operations,
We may be unable to effectively develop and market products against those of our competitors in a highly competitive industry. Our present or future products could be rendered obsolete or uneconomical by technological advances by one or more of our present or future competitors. Competitive factors include price, customer service, technology, innovation, quality, reputation and reliability. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or may be more successful in attracting potential customers, employees and strategic partners. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.
Competition in research, involving development and the improvement of new and existing products, is particularly significant and results from time to time in product obsolescence. The markets in which we operate are highly competitive, and new products and surgical procedures are introduced on an ongoing basis. Such marketplace changes may cause some of our products to become obsolete. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, a higher level of inventory write-downs may result.
Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may result in our payment of significant monetary damages or impact offerings in our product portfolios. Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies critical to our products. Also, our currently pending or future patent applications may not result in issued patents, and issued patents are subject to claims concerning priority, scope and other issues.
Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.  The medical device industry is characterized by extensive intellectual property litigation and, from time to time, we are the subject of claims by third parties of potential infringement or misappropriation.  Regardless of outcome, such claims are expensive to defend and divert the time and effort of our management and operating personnel from other business issues.  A successful claim or claims of patent or other intellectual property infringement against us could result in our payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category and could have a material adverse effect on our business, cash flows, financial condition or results of operations.
We are subject to extensive governmental regulations relating to the manufacturing, labeling and marketing of our products. Substantially all of our products are subject to regulation by the FDA and other governmental authorities both inside and outside of the United States. The process of obtaining regulatory approvals to market a medical device can be costly and time consuming and approvals might not be granted for future products on a timely basis, if at all. In addition, if we fail to comply with applicable regulatory requirements, we may be subject to a range of sanctions including warning letters, monetary fines, product recalls and the suspension of product manufacturing, and criminal prosecution.
Healthcare changes in the United States and other countries resulting in pricing pressures could have a negative impact on our future operating results. Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where we do business. Pricing pressure has also increased in our markets due to continued consolidation among health care providers, trends toward managed care, the shift towards governments becoming the primary payers of health care expenses, and government laws and regulations relating to reimbursement and pricing generally. Reductions in reimbursement levels or coverage or other cost-containment measures could unfavorably affect our future operating results.
The impact of United States healthcare reform legislation on us remains uncertain. In 2010 federal legislation to reform the United States healthcare system was enacted into law. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the new law will have a significant impact upon various aspects of our business operations. However, it is unclear how the new law will impact patient access to new technologies or reimbursement rates under the Medicare program. In addition, the new law imposes a 2.3 percent excise tax on medical devices scheduled to be implemented in 2013 that will apply to United States sales of a majority of our medical device products. Many of the details of the new law will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance and specificity to be provided by the Department of Health and Human Services, Department of Labor and Department of the Treasury. Accordingly, while it is too early to understand and predict the ultimate impact of the new law on our business, the

4

legislation could have a material adverse effect on our business, cash flows, financial condition and results of operations.
We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements. We are defendants in various proceedings, legal actions and claims arising in the normal course of business, including product liability and other matters. These matters are subject to many uncertainties and outcomes are not predictable. In addition, we may incur significant legal expenses regardless of whether we are found to be liable. To partially mitigate losses arising from unfavorable outcomes in such matters, we purchase third-party insurance coverage subject to certain retentions, deductibles and loss limitations. While we believe our current insurance coverage is adequate to mitigate losses arising from such matters, we may be adversely impacted by any settlement payments or losses beyond the amounts of insurance carried or for which coverage is otherwise not available. In addition, even if covered by insurance, such losses may negatively impact our ability to obtain third-party insurance coverage in future periods on a cost-effective basis or at all.
We may be unable to maintain adequate working relationships with healthcare professionals. We seek to maintain close working relationships with respected physicians and medical personnel in hospitals and universities who assist in product research and development. We rely on these professionals to assist us in the development of proprietary products and product improvements to complement and expand our existing product lines. If we are unable to maintain these relationships, our ability to develop, market and sell new and improved products could decrease and future operating results could be unfavorably affected.
We are subject to additional risks associated with our extensive international operations. We develop, manufacture and distribute our products throughout the world. Our international operations are, and will continue to be, subject to a number of additional risks and potential costs, including changes in foreign medical reimbursement policies and programs, unexpected changes in foreign regulatory requirements, differing local product preferences and product requirements, diminished protection of intellectual property in some countries outside of the United States, trade protection measures and import or export licensing requirements, extraterritorial effects of United States laws such as the Foreign Corrupt Practices Act, difficulty in staffing and managing foreign operations, and political and economic instability.
Exposure to exchange rate fluctuations on cross border transactions and translation of local currency results into United States dollars could have a significant impact on the reported results of our operations, which are presented in United States dollars. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates could negatively affect our results of operations. In addition, our sales are translated into United States dollars for reporting purposes. The strengthening or weakening of the United States dollar could result in favorable or unfavorable translation effects as the results of foreign locations are translated into United States dollars.
Our operating results could be negatively impacted by future changes in the allocation of income to each of the income tax jurisdictions in which we operate. We operate in multiple income tax jurisdictions both inside and outside the United States. Accordingly, our management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations. Income tax authorities in these jurisdictions regularly perform audits of our income tax filings. Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments. If changes to the income allocation are required between jurisdictions with different income tax rates, such adjustments could have a material unfavorable impact on our income tax expense and net earnings.
We may be unable to capitalize on previous or future acquisitions. In addition to internally developed products, we rely upon investment in new technologies through acquisitions. Investments in medical technology are inherently risky, and we cannot guarantee that any acquisition will be successful or will not have a material unfavorable impact on us. These risks include the activities required by us to integrate new businesses, which may result in the need to allocate more resources to integration and product development activities than originally anticipated, diversion of management's time, which could adversely affect management's ability to focus on other projects, the inability to realize the expected benefits, savings or synergies from the acquisition, the loss of key personnel of the acquired company, and exposure to unexpected liabilities of the acquired company. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so, which may result in unexpected impairment charges.
Failure of a key information technology system, process or site could have a material adverse impact on our business. We rely extensively on information technology systems to conduct business. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, providing data security and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our ability to manage operations, which may adversely impact our business, cash flows, financial conditions or results of operations.
We may be unable to attract and retain key employees. Our sales, technical and other key personnel play an integral role in the

5

development, marketing and selling of new and existing products. If we are unable to recruit, hire, develop and retain a talented, competitive work force, we may not be able to meet our strategic business objectives.
Macroeconomic developments, such as the recent recessions in Europe and the debt crisis in certain countries in the European Union, could negatively affect our ability to conduct business in those geographies. The continuing debt crisis in certain European countries could cause the value of the euro to deteriorate, reducing the purchasing power of our European customers. Financial difficulties experienced by our suppliers and customers, including distributors, could result in product delays and inventory issues; risks to accounts receivable could also include delays in collection and greater bad debt expense.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The following are our principal manufacturing locations as of December 31, 2011:

Location	Segment	Square Feet	Owned/ Leased
Mahwah, New Jersey	Reconstructive	531,000	Owned
Kiel, Germany	Reconstructive	174,000	Owned
Suzhou, China	Reconstructive, Neurotechnology and Spine	155,000	Owned
Carrigtwohill, Ireland	Reconstructive, MedSurg	154,000	Owned
Limerick, Ireland	Reconstructive	130,000	Owned
Newbury, UK	Reconstructive, MedSurg	99,000	Owned
Malvern, Pennsylvania	Reconstructive	88,000	Leased
Selzach, Switzerland	Reconstructive	78,000	Owned
Newnan, Georgia	Reconstructive	54,000	Leased
Portage, Michigan	MedSurg	1,034,000	Owned
Arroyo, Puerto Rico	MedSurg	220,000	Leased
San Jose, California	MedSurg	204,000	Leased
Lakeland, Florida	MedSurg	125,000	Leased
Flower Mound, Texas	MedSurg	114,000	Leased
Buffalo, New York	MedSurg	112,000	Owned
Freiburg, Germany	MedSurg, Neurotechnology and Spine	106,000	Owned
Phoenix, Arizona	MedSurg	95,000	Leased
Neuchâtel, Switzerland	Neurotechnology and Spine	88,000	Owned
Bordeaux, France	Neurotechnology and Spine	79,000	Owned
Bordeaux, France	Neurotechnology and Spine	35,000	Leased
Stetten, Germany	Neurotechnology and Spine	33,000	Owned
In addition, we maintain corporate, administrative and sales offices and warehousing and distribution facilities in multiple countries. We believe that our properties are suitable and adequate for the manufacture and distribution of our products.

ITEM 3.	LEGAL PROCEEDINGS.
We are involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described in Note 7 to the Consolidated Financial Statements in Item 8 of this report; this information is incorporated herein by reference.

ITEM 4.	REMOVED AND RESERVED.

Not applicable.

6

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol SYK. Quarterly stock price and dividend information for the years ended December 31, 2011 and 2010 were as follows:

	2011 Quarter Ended				2010 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Dividends declared per share of common stock	$0.18	$0.18	$0.18	$0.2125	$0.15	$0.15	$0.15	$0.18
Market price of common stock:
High	65.20	64.61	60.64	51.13	58.49	59.72	53.29	55.00
Low	53.50	56.58	43.73	44.56	49.85	48.76	42.74	48.13
Our Board of Directors considers payment of cash dividends at each of its quarterly meetings. On January 31, 2012, there were 4,487 shareholders of record of our common stock. In December 2010 and 2009 we announced that our Board of Directors had authorized us to purchase up to $500 and $750, respectively, of our common stock from time to time in the open market, in privately negotiated transactions or otherwise. During 2011 pursuant to these authorizations we repurchased 11.8 million shares of our common stock in the open market at a total cost of $622, of which 1.8 million shares were repurchased in the fourth quarter at a cost of $83 as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans
October 1, 2011—October 31, 2011	0.5	$45.98	0.5	$262
November 1, 2011—November 30, 2011	0.9	$46.95	0.9	$219
December 1, 2011—December 31, 2011	0.4	$46.97	0.4	$203
Total	1.8	$46.66	1.8
In December 2011 we announced that our Board of Directors had authorized us to purchase an additional $500 of our common stock from time to time in the open market, in privately negotiated transactions or otherwise. We did not make any repurchases pursuant to this program in 2011.
The following graph compares our total returns (including reinvestments of dividends) against the Standard & Poor’s (S&P) 500 Composite Stock Price Index and the S&P Health Care (Medical Products and Supplies) Index. The graph assumes $100 (not in millions) invested on December 31, 2006 in our Common Stock and each of the indices.

Company / Index	2006	2007	2008	2009	2010	2011
Stryker Corporation	100.00	136.18	73.54	93.18	100.54	94.39
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
S&P 500 Health Care Index	100.00	107.15	82.71	99.00	101.87	114.84

7	Dollar amounts in millions except per share amounts or as otherwise specified.

ITEM 6.	SELECTED FINANCIAL DATA.
Selected financial data for each of the five years in the period ended December 31, 2011 is as follows:

CONSOLIDATED OPERTATIONS	2011	2010	2009	2008	2007
Net sales	$8,307	$7,320	$6,723	$6,718	$6,000
Cost of sales	2,811	2,286	2,184	2,131	1,865
Gross profit	5,496	5,034	4,539	4,587	4,135
Research, development and engineering expenses	462	394	336	368	375
Selling, general and administrative expenses	3,150	2,707	2,506	2,625	2,392
Intangibles amortization	122	58	36	40	41
Other (a)	76	124	67	35	20
	3,810	3,283	2,945	3,068	2,828
Operating income	1,686	1,751	1,594	1,519	1,307
Other income (expense)	—	(22)	30	61	63
Earnings from continuing operations before income taxes	1,686	1,729	1,624	1,580	1,370
Income taxes	341	456	517	432	383
Net earnings from continuing operations	1,345	1,273	1,107	1,148	987
Net earnings and gain on sale of discontinued operations	—	—	—	—	30
Net earnings	$1,345	$1,273	$1,107	$1,148	$1,017
PER SHARE DATA
Net earnings from continuing operations per share of common stock:
Basic	$3.48	$3.21	$2.79	$2.81	$2.41
Diluted	$3.45	$3.19	$2.77	$2.78	$2.37
Net earnings per share of common stock:
Basic	$3.48	$3.21	$2.79	$2.81	$2.48
Diluted	$3.45	$3.19	$2.77	$2.78	$2.44
Dividends per share of common stock:
Declared	$0.7525	$0.63	$0.25	$0.40	$0.33
Paid	$0.72	$0.60	$0.50	$0.33	$0.22
Average number of shares outstanding—in millions:
Basic	386.5	396.4	397.4	408.1	409.7
Diluted	389.5	399.5	399.4	413.6	417.2
CONSOLIDATED FINANCIAL POSITION
Cash and current marketable securities	$3,418	$4,380	$2,955	$2,196	$2,411
Accounts Receivable—net	1,417	1,252	1,147	1,130	1,031
Inventory—net	1,283	1,057	943	953	796
Property, plant and equipment—net	888	798	948	964	992
Capital expenditures	226	182	131	155	188
Depreciation and amortization	481	410	385	388	367
Total assets	12,405	10,895	9,071	7,603	7,354
Accounts Payable—net	345	292	200	274	265
Long-term debt, including current maturities	1,768	1,021	18	21	17
Shareholders’ equity	7,683	7,174	6,595	5,407	5,379
Net cash provided by operating activities	1,434	1,547	1,461	1,176	1,028
OTHER DATA
Number of shareholders of record	4,508	4,586	4,607	4,500	4,373
Number of employees	21,241	20,036	18,582	17,594	16,026

(a) Includes restructuring charges, asset impairments, and purchased in-process research and development charges.

8	Dollar amounts in millions except per share amounts or as otherwise specified.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures, including percentage sales growth in constant currency, adjusted net earnings and adjusted diluted net earnings per share. We believe that these non-GAAP measures provide meaningful information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency, adjusted net earnings and adjusted net earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments, for analyzing potential future business trends in connection with our budget process and bases certain annual bonus plans on these non-GAAP financial measures. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current year results at prior year average foreign currency exchange rates. To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, net earnings and diluted net earnings per share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Results of Operations below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
ABOUT STRYKER
Stryker is one of the world's leading medical technology companies, with 2011 revenues of $8,307 and net earnings of $1,345. We are dedicated to helping healthcare professionals perform their jobs more efficiently while enhancing patient care. We offer a diverse array of innovative medical technologies, including reconstructive, medical and surgical, and neurotechnology and spine products, to help people lead more active and more satisfying lives.
In 2011 we began segregating our reporting into three reportable business segments: Reconstructive, MedSurg, and Neurotechnology and Spine. See Note 13 to our Consolidated Financial Statements for additional information.
Recent Business Developments
In January 2012 we reached a settlement regarding a 2009 indictment charging Stryker Biotech LLC and certain then-current employees and a former employee of Stryker Biotech with wire fraud, conspiracy to defraud the FDA, distribution of a misbranded device and false statements to the FDA. We reached a settlement with the United States Attorney's Office for the District of Massachusetts, under which Stryker pled to one misdemeanor charge and paid a non-tax deductible fine of $15. As a result of this resolution, the Department of Justice dismissed all thirteen felony charges against Stryker Biotech contained in the 2009 federal grand jury indictment. All of the charges against the then-current and former employees of Stryker Biotech have also been dismissed. The settlement represented a recognized subsequent event and accordingly was recorded in our fourth quarter 2011 results.
In 2011 we recorded $38 in severance and related costs in connection with focused reductions of our global workforce and other restructuring activities that are expected to reduce our global workforce by approximately 5% by the end of 2012. The targeted reductions and other restructuring activities are being initiated to provide efficiencies and realign resources in advance of the new Medical Device Excise Tax scheduled to begin in 2013, as well as to allow for continued investment in strategic areas and drive growth. In addition, we recorded $25 in intangible asset impairments and $13 in contractual and other obligations, as certain of our restructuring actions resulted in the discontinued use of specific assets and the exit of certain lease and other commitments.
In 2011 we recorded an income tax benefit related to a favorable settlement with the United States Internal Revenue Service (IRS) regarding its proposed adjustment to our previously filed 2003 through 2007 income tax returns related to income tax positions we had taken with respect to our cost sharing arrangements with two wholly owned entities operating in Ireland, and we recorded charges for other uncertain tax positions related to the outcome of the IRS settlements. The net benefit of these adjustments for uncertain tax positions was $99 (net of tax).
In October 2011 we acquired Concentric Medical, Inc. (Concentric), which manufactures and markets minimally invasive products for the treatment of acute ischemic stroke, in an all cash transaction for $135. The acquisition of Concentric enhances our product offerings within our Neurotechnology and Spine segment.
In July 2011 we completed the acquisition of Memometal Technologies (Memometal) in an all cash transaction for $150, including the assumption of $9 in debt, as well as an additional $12 to be paid upon the completion of certain milestones. The acquisition of

9	Dollar amounts in millions except per share amounts or as otherwise specified.

Memometal enhances our product offerings within our Reconstructive segment.
In June 2011 we completed the acquisition of Orthovita, Inc. (Orthovita) in an all cash transaction for $316. The acquisition of Orthovita complements our existing product offerings, primarily within our Neurotechnology and Spine business segment.
In February 2011 we completed the previously announced sale of our OP-1 product family for use in orthopaedic bone applications and our manufacturing facility based in West Lebanon, NH for total consideration of $60.
In January 2011 we completed the previously announced acquisition of assets of the Neurovascular division of Boston Scientific Corporation (Neurovascular) in an all cash transaction for $1,450, with an additional $50 payment to be made upon completion of certain milestones. The acquisition of Neurovascular substantially enhances our presence in the neurotechnology market, allowing us to offer a comprehensive portfolio of products in both neurosurgical and neurovascular devices.
In September 2011 we sold $750 of senior unsecured notes due September 2016 and in January 2010 we sold $500 of senior unsecured notes due January 15, 2015 and $500 of senior unsecured notes due January 15, 2020. The net proceeds from the offerings have been and will continue to be available for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities.
RESULTS OF OPERATIONS
Our consolidated results of operations were:

				Percent Change
	2011	2010	2009	2011/ 2010	2010/ 2009
Net Sales	$8,307	$7,320	$6,723	13.5	8.9
Gross Profit	5,496	5,034	4,539	9.2	10.9
Research, development & engineering expenses	462	394	336	17.3	17.3
Selling, general & administrative expenses	3,150	2,707	2,506	16.4	8.0
Intangible amortization	122	58	36	110.3	61.1
Property, plant and equipment impairment	—	124	—	(100.0)	—
Restructuring charges	76	—	67	—	(100.0)
Other income (expense)	—	(22)	30	(100.0)	—
Income taxes	341	456	517	(25.2)	(11.8)
Net Earnings	$1,345	$1,273	$1,107	5.7	15.0
Diluted Net Earnings per share	$3.45	$3.19	$2.77	8.2	15.2
Our geographic and segment net sales were:

				Percentage Change
				2011/2010		2010/2009
	Net Sales			Reported	Constant Currency	Reported	Constant Currency
	2011	2010	2009
Geographic sales:
United States	$5,269	$4,793	$4,317	9.9	9.9	11.0	11.0
International	3,038	2,527	2,406	20.2	13.4	5.0	2.2
Total net sales	$8,307	$7,320	$6,723	13.5	11.1	8.9	7.8
Segment sales:
Reconstructive	$3,710	$3,549	$3,384	4.5	1.5	4.9	3.5
MedSurg	3,160	2,803	2,427	12.7	11.2	15.5	14.7
Neurotechnology and Spine	1,437	968	912	48.5	46.4	6.1	5.6
Total net sales	$8,307	$7,320	$6,723	13.5	11.1	8.9	7.8
Net sales increased 13.5% in 2011 after increasing 8.9% in 2010. In 2011, net sales grew by 6.1% as a result of increased unit volume and changes in product mix, 2.4% due to the favorable impact of foreign currency and 6.8% due to acquisitions, which were partially offset by an unfavorable impact of 1.8% due to changes in price. In 2010, net sales grew by 6.9% as a result of increased unit volume and changes in product mix, 1.0% due to the favorable impact of foreign currency and 2.6% due to acquisitions, which were partially offset by an unfavorable impact of 1.7% due to changes in price.
In the United States, net sales increased 9.9% in 2011, after increasing 11.0% in 2010. In constant currency, international sales increased 13.4% in 2011, compared to 2.2% in 2010. In 2011 acquisitions contributed $496 or 6.8% to net sales, compared to $177 or 2.6% in 2010. The remaining increases in 2011 and 2010 were primarily due to higher United States shipments of Medsurg products and higher international shipments of MedSurg products and Neurotechnology and Spine products.
The following geographical sales growth information by segment is provided to supplement the net sales information presented above:

10	Dollar amounts in millions except per share amounts or as otherwise specified.

	Year Ended December 31
			% Change
					U.S.	International
	2011	2010	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Reconstructive
Hips	1,228	1,154	6.4	2.9	2.1	11.2	3.8
Knees	1,316	1,306	0.8	(1.5)	(2.3)	6.8	0.1
Trauma and Extremities	931	845	10.2	6.5	10.2	10.2	3.4
Total Reconstructive	3,710	3,549	4.5	1.5	0.9	9.3	2.3
MedSurg
Instruments	1,187	1,085	9.4	7.4	9.4	9.5	2.9
Endoscopy	1,080	985	9.6	7.9	7.5	15.4	9.1
Medical	722	583	23.8	22.8	25.5	16.7	11.5
Total Medsurg	3,160	2,803	12.7	11.2	12.6	13.2	6.9
Neurotechnology and Spine
Spine	687	648	6.0	4.0	2.5	14.4	7.6
Neurotechnology	750	320	134.4	132.3	78.6	283.6	275.7
Total Neurotechnology and Spine	1,437	968	48.5	46.4	28.1	99.6	92.4

	Year Ended December 31
			% Change
					U.S.	International
	2010	2009	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Reconstructive
Hips	1,154	1,098	5.1	3.1	4.9	5.3	1.2
Knees	1,306	1,255	4.1	2.8	5.6	1.2	(2.5)
Trauma and Extremities	845	787	7.4	6.9	10.0	5.2	4.4
Total Reconstructive	3,549	3,384	4.9	3.5	5.6	3.9	0.8
MedSurg
Instruments	1,085	1,020	6.4	5.7	8.4	1.9	(0.2)
Endoscopy	985	920	7.1	6.3	6.2	9.1	6.6
Medical	583	487	19.7	18.5	23.7	5.0	(0.3)
Total Medsurg	2,803	2,427	15.5	14.7	19.5	5.0	2.4
Neurotechnology and Spine
Spine	648	632	2.5	2.2	0.6	8.1	6.5
Neurotechnology	320	280	14.3	13.3	11.9	20.9	17.2
Total Neurotechnology and Spine	968	912	6.1	5.6	4.1	11.8	9.6
Reconstructive net sales in 2011 increased 4.5% from 2010, primarily due to a 3.4% increase in unit volume and changes in product mix. The increase in units sold was due to higher industry demand. In addition, net sales were negatively impacted by the unfavorable impact of changes in price, which were partially offset by the favorable impact of foreign currency. In constant currency Reconstructive net sales increased by 1.5% in 2011. Reconstructive net sales for 2010 increased 4.9% from 2009, primarily due to increases in unit volumes for Hips, Knees, and Trauma and Extremities products, due to higher worldwide industry demand. In constant currency Reconstructive net sales increased by 3.5% in 2010.
MedSurg net sales in 2011 increased 12.7% from 2010, led by Medical while Endoscopy and Instruments also increased, primarily due to a 9.5% increase in unit volume and changes in product mix, the favorable impact of foreign currency and acquisitions. In constant currency MedSurg net sales increased by 11.2% in 2011. MedSurg net sales in 2010 increased 15.5% from 2009, led by increases in Medical as well as increases in Endoscopy and Instruments. Net sales in 2010 were positively impacted by 7.1% from acquisitions; the remainder is due to increases in unit volume from higher worldwide demand. In constant currency MedSurg net sales increased by 14.7% in 2010.
Neurotechnology and Spine net sales in 2011 increased 48.5% from 2010, primarily due to the acquisition of Neurovascular; sales growth from acquisitions was 42.6%. The remainder of the increase included 6.3% due to increases in unit volume and changes in product mix and the favorable impact of foreign currency, which were partially offset by an unfavorable impact of changes in price. In constant currency Neurotechnology and Spine net sales in 2011 increased by 46.4%. Neurotechnology and Spine net sales in 2010 increased 6.1% from 2009, primarily due to increases in unit volumes in both Spine and Neurotechnology product lines, from higher worldwide demand. In constant currency Neurotechnology and Spine net sales in 2010 increased by 5.6%.
Consolidated Cost of Sales
Cost of sales increased 23.0% from 2010 to 33.8% of sales compared to 31.2% in 2010. Cost of sales in 2011 includes an additional cost of $143 ($97 net of taxes) related to inventory that was stepped up to fair value following the acquisitions of Neurovascular,

11	Dollar amounts in millions except per share amounts or as otherwise specified.

Orthovita, Memometal and Concentric. The remaining increase in the cost of sales percentage was primarily due to the impact of lower pricing on sales resulting in an increase in cost of sales as a percent of sales and the impact of changes in product mix and of a weaker United States dollar on purchases from international manufacturing operations. Cost of sales in 2010 decreased 4.7% from 2009 to 31.2% of sales compared to 32.5% in 2009. The decrease in the cost of sales percentage was primarily due to lower excess and obsolete inventory charges, higher absorption due to higher production levels as well as a favorable impact from the effect of foreign currency on costs from our euro-based manufacturing sites.
Research, Development and Engineering Expenses
Research, development and engineering expenses represented 5.6% of sales in 2011 compared to 5.4% in 2010 and 5.0% in 2009. The higher spending levels are the result of our focus on new product development for anticipated future product launches and continued investments in new technologies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses in 2011 increased 16.4% and represented 37.9% of sales compared to 37.0% in 2010 and 37.3% in 2009. In 2011 we recorded $66 ($45 net of taxes) in transaction and acquisition costs and integration-related charges associated with the acquisitions of the Neurovascular, Orthovita, Memometal and Concentric businesses. In addition, in 2011 general and administrative expenses include the payment of an intellectual property infringement claim, offset by a favorable resolution of a value added tax issue. In 2010 we sold a manufacturing facility in France and recorded a gain of $24 ($13 net of taxes), which is included in general and administrative expenses. In 2009 we settled an outstanding patent infringement lawsuit and received $62 ($43 net of taxes) pursuant to a legal agreement.
Restructuring Charges
In 2011 we recorded $76 ($60 net of taxes) in restructuring charges related to focused reductions of our global workforce and other restructuring, expected to reduce our global workforce by approximately 5% and be substantially complete by the end of 2012 at a total cost of approximately $150 to $175. The actions were initiated in 2011 to provide efficiencies and realign resources in advance of the new Medical Device Excise Tax scheduled to begin in 2013, as well as to allow for continued investment in strategic areas and drive growth. In 2009 we recorded $67 ($49 net of taxes) in restructuring charges related to agency conversion charges associated with the termination of certain third-party agent agreements, asset impairment charges related primarily to identifiable intangible assets as a result of our decision to discontinue selling certain products, severance and related costs resulting from our decision to simplify the organization structure at our Biotech, EMEA, Japan and Canada divisions and contractual obligations and other charges in connection with the termination of various supplier contracts as well as other incidental costs related to the discontinued product lines.
Property, plant and equipment impairment
In 2010 we recorded a $124 ($76 net of taxes) non-cash impairment charge to reduce the carrying amount of certain assets to fair value related to our OP-1 product family and related manufacturing facility.
Other Income (Expense)
Other expense in 2011 decreased $22 from 2010, primarily due to reductions of accrued interest expense resulting from settlements reached with the United States Internal Revenue Service (IRS). We reached a favorable settlement regarding an IRS proposed adjustment to our previously filed 2003 through 2007 income tax returns, related to the income tax positions we had taken for our Irish cost sharing arrangements. We also reached a settlement with the IRS with respect to the allocation of income with a wholly owned subsidiary operating in Puerto Rico for the years 2006 through 2009. The positive effect on interest expense from these tax settlements helped offset lower average yields on our investments combined with lower cash and cash equivalent and marketable securities balances compared to 2010. The decrease in these balances and the corresponding reduction in interest and investment income was primarily due to the purchases of the Neurovascular, Orthovita, Memometal and Concentric businesses, which were funded with cash. Other expense in 2010 increased $52 from 2009 primarily due to lower average yields on our investments combined with higher interest cost on the debt issued in January 2010.
Income Taxes
Our effective income tax rate on earnings was 20.2%, 26.4% and 31.8% in 2011, 2010 and 2009, respectively. The effective income tax rate for 2011 includes the net impact of the settlement with the IRS of income allocation issues with a wholly owned subsidiary operating in Puerto Rico and our Irish cost sharing arrangements, effective settlement of all United States federal tax matters for tax years 2003 through 2007 and charges for other uncertain income tax positions. The effective income tax rate for 2010 includes the impact of the property, plant and equipment impairment charge, the gain on sale of a manufacturing facility and the favorable income tax expense adjustment associated with the repatriation of foreign earnings to the United States completed in 2009. The effective income tax rate for 2009 includes the impact of restructuring charges, the patent litigation gain and the impact of the income tax expenses associated with the repatriation of foreign earnings.

12	Dollar amounts in millions except per share amounts or as otherwise specified.

Net Earnings
Net earnings in 2011 increased 5.7% from 2010 to $1,345. Basic net earnings per share in 2011 increased 8.4% from 2010 to $3.48, and diluted net earnings per share in 2011 increased 8.2% from 2010 to $3.45. Net earnings in 2010 increased 15.0% from 2009 to $1,273. Basic net earnings per share in 2010 increased 15.0% to $3.21 as compared to $2.79 in 2009, and diluted net earnings per share in 2010 increased 15.0% to $3.19 as compared to $2.77 in 2009.
Reported net earnings includes benefits from settlements and other adjustments related to uncertain tax positions, restructuring and related charges and acquisition and integration related charges related to the Neurovascular, Orthovita, Memometal and Concentric acquisitions, including transaction costs, integration related costs and additional cost of sales for inventory sold in the year that was “stepped up” to fair value. Excluding the impact of these items, adjusted net earnings in 2011 increased 9.0% to $1,448 after increasing 12.6% in 2010. Adjusted diluted net earnings per share in 2011 increased 11.7% to $3.72 after increasing 12.9% in 2010.
The following reconciles the non-GAAP financial measures adjusted net earnings and adjusted diluted net earnings per share with the most directly comparable GAAP financial measures, reported net earnings and diluted net earnings per share:

	2011	2010	2009
Reported net earnings	$1,345	$1,273	$1,107
Acquisition and integration-related charges:
Cost of sales - inventory step-up	97	—	—
Selling, general and administrative expenses - acquisition and integration-related charges	45	—	—
Restructuring charges	60	—	49
Uncertain income tax position adjustments	(99)	—	—
Gain on sale of property, plant and equipment	—	(13)	—
Income taxes on repatriation of foreign earnings	—	(7)	67
Impairment of property, plant and equipment	—	76	—
Patent litigation gain	—	—	(43)
Adjusted net earnings	$1,448	$1,329	$1,180

	2011	2010	2009
Diluted net earnings per share of common stock:
Reported diluted net earnings per share	$3.45	$3.19	$2.77
Acquisition and integration-related charges:
Cost of sales - inventory set-up	0.25	—	—
Selling, general and administrative expenses - acquisition and integration-related charges	0.12	—	—
Restructuring charges	0.16	—	0.12
Uncertain income tax position adjustments	(0.26)	—	—
Gain on sale of property, plant and equipment	—	(0.03)	—
Income taxes on repatriation of foreign earnings	—	(0.02)	0.17
Impairment of property, plant and equipment	—	0.19	—
Patent litigation gain	—	—	(0.11)
Adjusted diluted net earnings per share	$3.72	$3.33	$2.95
Weighted-average diluted shares outstanding	389.5	399.5	399.4
The weighted-average basic and diluted shares outstanding used in the calculation of our non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of our reported per share amounts.
FINANCIAL CONDITION AND LIQUIDITY
Operating Activities
Operating cash flow was $1,434 in 2011, a decrease of 7.3% from 2010. Operating cash flow resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, stock-based compensation, sale of inventory stepped-up to fair value at acquisition and deferred income taxes), partially offset by an increase in working capital. The net of accounts receivable, inventory, loaner instrumentation and accounts payable consumed $498 of operating cash flow in 2011. Inventory consumed $166 of operating cash flow primarily due to the building of inventory related to acquisitions and other business growth, increased stock levels in advance of new product introductions and higher inventory levels in support of anticipated 2012 sales growth. Inventory days on hand increased by 4 days due to the impact of the above. Accounts receivable used $143, primarily due to the building of accounts receivable related to acquisitions and other business growth. Accounts receivable days sales outstanding increased by 2 days due to

13	Dollar amounts in millions except per share amounts or as otherwise specified.

timing of sales.
Operating cash flow was $1,547 in 2010, a 6% increase from 2009. Operating cash flow resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, stock-based compensation, sale of inventory stepped-up to fair value at acquisition, property, plant and equipment impairment, deferred income taxes and gain on sale of property, plant and equipment), partially offset by an increase in working capital. The net of accounts receivable, inventory, loaner instrumentation and accounts payable consumed $349 of operating cash flow in 2010 primarily due to increases in inventories and accounts receivable. Inventory consumed $131 of operating cash flow driven by higher inventory levels in support of anticipated 2011 sales growth. Inventory days on hand increased by 9 days due to the impact of foreign exchange and higher inventory levels. Accounts receivable used $121 primarily to support business growth. Accounts receivable days sales outstanding of 56 were unchanged from the prior year.
Investing Activities
Net investing activities consumed $2,135 of cash in 2011 and $795 of cash in 2010, primarily due to acquisitions and capital spending, partially offset by proceeds from the sale of assets.
Acquisitions. Acquisitions used $2,066 of cash in 2011 primarily for the acquisitions of Neurovascular for $1,450; Orthovita for $316; Memometal for $150; and Concentric for $135. In 2010 acquisitions used $265 of cash primarily for the acquisitions of the Sonopet Ultrasonic Aspirator control consoles, handpieces and accessories, Gaymar Industries, Inc. and the bioimplantable implants product line and related assets from Porex Surgical, Inc.
Capital Spending. We manage capital spending to support our business growth. Capital expenditures, primarily to support capacity expansion, new product introductions, innovation and cost savings, were $226 in 2011 and $182 in 2010.
Proceeds from Asset Sales. Proceeds from asset sales contributed $67 to cash in 2011, primarily due to the sale of certain assets related to the OP-1 product family. In 2010 proceeds from asset sales contributed $61 to cash, primarily due to the sale of a manufacturing facility in France.
Financing Activities
Dividend Payments. Dividends paid per common share increased 20.0% to $0.72 per share in 2011. Total dividend payments to common shareholders were $279 in 2011 and $238 in 2010. The increase in dividend payments resulted from increases in our quarterly dividend from $0.15 per share in 2010 to $0.18 per share in 2011.
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and overall cost of capital.
In September 2011 we sold $750 of senior unsecured notes due September 2016 and in January 2010 we sold $500 of senior unsecured notes due January 15, 2015 and $500 of senior unsecured notes due January 15, 2020. The net proceeds from the offerings have been and will continue to be available for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities. Total debt was $1,768 in 2011 and $1,021 in 2010.
Share Repurchases. The total use of cash for share repurchases was $622 in 2011 and $426 in 2010.
Liquidity
Our cash and marketable securities were $3,418 at December 31, 2011 and $4,380 at December 31, 2010 and our current assets exceeded current liabilities by $5,383 at December 31, 2011 and $6,027 at December 31, 2010. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have funded, and may continue from time to time to fund, ourselves in the capital markets. We have strong short- and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due. In addition, we have a $1,000 credit facility with a diverse group of financial institutions that, if needed, should provide sufficient funding to meet short-term financing requirements. We had approximately $1,098 of borrowing capacity available under all of our existing credit facilities at December 31, 2011.
At December 31, 2011, approximately 62% of our consolidated cash and cash equivalents and marketable securities were held in locations outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. We do not intend to repatriate any significant amounts of cash in the foreseeable future.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.

14	Dollar amounts in millions except per share amounts or as otherwise specified.

CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
As further described in Note 12 to the Consolidated Financial Statements, as of December 31, 2011 our defined benefit pension plans were in an underfunded status of $106, of which approximately $94 related to plans outside the United States. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset performance, changes in interest rates and the potential for changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the future periods, beyond 2012, in which contributions to fund defined benefit pension plans will be made. As further described in Note 11 to the Consolidated Financial Statements, as of December 31, 2011, we have recorded a liability for uncertain income tax positions of $249. Due to uncertainties regarding the ultimate resolution of income tax audits, we are not able to reasonably estimate the future periods in which income tax payments to settle these uncertain income tax positions will be made.
Our future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are:

	Payment Period
	2012	2013	2014	2015	2016	After 2016	Total
Short-term and Long-term debt	$17	$—	$—	$500	$—	$1,251	$1,768
Unconditional purchase obligations	518	135	127	100	8	2	890
Operating leases	57	46	32	27	22	44	228
Contributions to defined benefit plans	22	—	—	—	—	—	22
Other	6	2	2	2	1	40	53
	$620	$183	$161	$629	$31	$1,337	$2,961
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements in accordance with U.S. GAAP, there are certain accounting policies that may require a choice between acceptable accounting methods or may require substantial judgment or estimation in their application. These include allowance for doubtful accounts, inventory reserves, income taxes, acquisitions, goodwill and intangible assets, and legal and other contingencies. We believe these accounting policies, and others set forth in Note 1 to the Consolidated Financial Statements, should be reviewed as they are integral to understanding our results of operations and financial condition.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. We make estimates regarding the future ability of our customers to make required payments based on historical credit experience and expected future trends. If actual customer financial conditions are less favorable than projected by management, additional accounts receivable write offs may be necessary, which could unfavorably affect future operating results.
Inventory Reserves
We maintain reserves for excess and obsolete inventory resulting from the potential inability to sell certain products at prices in excess of current carrying costs. We make estimates regarding the future recoverability of the costs of these products and record provisions based on historical experience, expiration of sterilization dates and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write downs may be required, which could unfavorably affect future operating results.
Income Taxes
Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.
Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in our tax return but has not yet been recognized in our financial statements or assets recorded at fair value in business combinations for which there was no corresponding tax basis adjustment.
Inherent in determining our annual tax rate are judgments regarding business plans, tax planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate

15	Dollar amounts in millions except per share amounts or as otherwise specified.

jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets, net of valuation allowances, will be realized.
We operate in multiple jurisdictions with complex tax policy and regulatory environments. In certain of these jurisdictions, we may take tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. These differences of interpretation with the respective governmental taxing authorities can be impacted by the local economic and fiscal environment. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly. We have a number of audits in process in various jurisdictions. Although the resolution of these tax positions is uncertain, based on currently available information, we believe that it is more likely than not that the ultimate outcomes will not have a material adverse effect on our financial position, results of operations or cash flows.
Because there are a number of estimates and assumptions inherent in calculating the various components of our tax provision, certain changes or future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and our effective tax rate.
Acquisitions, Goodwill and Intangibles
We account for acquired businesses using the purchase method of accounting. Under the purchase method, our Consolidated Financial Statements include the operations of an acquired business starting from the completion of the acquisition. In addition, the assets acquired and liabilities assumed must be recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.
Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant items. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.
We typically use an income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, the economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.
Determining the useful life of an intangible asset also requires judgment. Certain intangibles are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other acquired intangible assets (e.g., certain trademarks or brands, customer relationships, patents and technologies) are expected to have determinable useful lives. Our assessment as to trademarks and brands that have an indefinite life and those that have a determinable life is based on a number of factors including competitive environment, market share, trademark and/or brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the trademarks or brands are sold. Our estimates of the useful lives of determinable-lived intangibles are primarily based on these same factors. All of our acquired technology and customer-related intangibles are expected to have determinable useful lives.
The costs of determinable-lived intangibles are amortized to expense over their estimated life. The value of indefinite-lived intangible assets and residual goodwill is not amortized but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We perform our annual impairment test for goodwill in the fourth quarter of each year. We have early-adopted the provisions of Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, which permits us to consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill.
In certain circumstances, we may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. In those circumstances we test goodwill for impairment by reviewing the book value compared to the fair value at the reporting unit level. We test individual indefinite-lived intangibles by reviewing the individual book values compared to the fair value. We determine the fair value of our reporting units and indefinite-lived intangible assets based on the income approach. Under the income approach, we calculate the fair value of our reporting units and indefinite-lived intangible assets based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants. When certain events or changes in operating conditions occur, indefinite-lived intangible assets may be reclassified to a determinable life asset and an additional impairment assessment may be performed.

16	Dollar amounts in millions except per share amounts or as otherwise specified.

We did not recognize any material impairment charges for goodwill or indefinite-lived intangible assets during the years presented as our annual impairment testing indicated that all reporting unit goodwill and indefinite-lived intangible asset fair values exceeded their respective recorded values. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could materially affect the financial statements in any given year. The recorded value of goodwill and indefinite-lived intangible assets from recently acquired businesses are derived from more recent business operating plans and macroeconomic environmental conditions and, therefore, are more susceptible to an adverse change that could require an impairment charge.
We review long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows, which is at the individual asset level or the asset group level, as defined. Undiscounted cash flows expected to be generated by the related assets are estimated over their useful life based on updated projections. If the evaluation indicates that the carrying amount of the assets may not be recoverable, any potential impairment is measured based upon the fair value of the related assets or asset group as determined by an appropriate market appraisal or other valuation technique. Assets classified as held for sale are recorded at the lower of carrying amount or fair value less costs to sell.
Legal and Other Contingencies
We are involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described in Note 7 to the Consolidated Financial Statements. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, which could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred, which could unfavorably affect future operating results.
To partially mitigate losses arising from unfavorable outcomes in such matters, we purchase third-party insurance coverage subject to certain deductibles and loss limitations. Future operating results may be unfavorably impacted by any settlement payments or losses beyond the amounts of insurance carried. In addition, such matters may negatively impact our ability to obtain cost-effective third-party insurance coverage in future periods.
NEW ACCOUNTING PRONOUNCEMENTS
No new accounting pronouncements that were issued or became effective during the year have had or are expected to have a material impact on our Consolidated Financial Statements. For a discussion of new accounting pronouncements, see Note 1 to our Consolidated Financial Statements.
OTHER INFORMATION
Hedging and Derivative Financial Instruments
We distribute our products throughout the world. As a result, our financial results could be significantly affected by factors such as weak economic conditions or changes in foreign currency exchange rates. Our operating results are primarily exposed to changes in exchange rates among the United States dollar, European currencies, in particular the euro, Swiss franc and the British pound, the Japanese yen, the Australian dollar and the Canadian dollar. We develop and manufacture products in the United States, China, France, Germany, Ireland, Puerto Rico and Switzerland and incur costs in the applicable local currencies. This worldwide deployment of facilities serves to partially mitigate the impact of currency exchange rate changes on our cost of sales.
We enter into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates. These nonfunctional currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies. All forward currency exchange contracts are recorded at their fair value each period, with resulting gains (losses) included in other income (expense) in the Consolidated Statements of Earnings.
The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. A hypothetical 10% change in foreign currencies relative to the United States dollar would change the December 31, 2011 fair value by approximately $48. We are exposed to credit loss in the event of non-performance by

17	Dollar amounts in millions except per share amounts or as otherwise specified.

counterparties on our outstanding forward currency exchange contracts, but we do not anticipate nonperformance by any of our counterparties.
We have certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currency exchange rates. For 2011, the strengthening of United States dollar relative to foreign currencies decreased the value of these investments in net assets and the related foreign currency translation adjustment loss in shareholders' equity by $20, to $176 from $196 at December 31, 2010.
Legal and Regulatory Matters
In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment manufactured and sold by us and seek damages and permanent injunctions. The Wisconsin lawsuit has subsequently been transferred to the United States District Court in Indiana. We intend to vigorously defend ourselves in these matters.
In the third quarter of 2010, we received a subpoena from the United States Department of Justice related to sales, marketing and regulatory matters related to the Stryker PainPump. Also in the third quarter of 2010, we received a subpoena from the United States Department of Justice related to the sales and marketing of the OtisKnee device. These investigations are ongoing.
In March 2010 a shareholder's derivative action complaint against certain of our current and former Directors and Officers was filed in the United States District Court for the Western District of Michigan Southern Division. This lawsuit was brought by the Westchester Putnam Counties Heavy and Highway Laborers Local 60 Benefit Funds and Laborers Local 235 Benefit Funds. The complaint alleges claims for breach of fiduciary duties and gross mismanagement in connection with certain product recalls, United States Food and Drug Administration (FDA) warning letters, government investigations relating to physician compensation and the criminal proceeding brought against our Biotech division. The case has been stayed while a Special Committee of the Board of Directors evaluates the claims.
In January 2010 a purported class action lawsuit against us was filed in the United States District Court for the Southern District of New York on behalf of those who purchased our common stock between January 25, 2007 and November 13, 2008, inclusive. The lawsuit seeks remedies under the Securities Exchange Act of 1934. In May 2010 the lawsuit was transferred to the United States District Court for the Western District of Michigan Southern Division. We are defending ourselves vigorously.
In 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain then-current employees and a former employee of Stryker Biotech with wire fraud, conspiracy to defraud the FDA, distribution of a misbranded device and false statements to the FDA. In January 2012 Stryker Biotech reached a settlement with the United States Attorney's Office for the District of Massachusetts, under which Stryker pled to one misdemeanor charge and paid a non-tax deductible fine of $15. As a result of this resolution, the Department of Justice dismissed all thirteen felony charges against Stryker Biotech contained in the 2009 federal grand jury indictment. All of the charges against the then-current and former employees of Stryker Biotech have also been dismissed.
In 2007, the United States Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to us in seeking to determine whether we violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker's orthopedic medical devices in procedures paid for in whole or in part by Medicare. The investigation is ongoing and we have produced numerous documents and other materials to HHS in response to the subpoena.
In 2007 we disclosed that the United States Securities and Exchange Commission (SEC) made an inquiry of us regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, we received a subpoena from the United States Department of Justice, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the SEC inquiry. We are fully cooperating with the United States Department of Justice and the SEC regarding these matters.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk are included in the "Results of Operations,” “Financial Condition and Liquidity" and "Other Information" sections of Management's Discussion and Analysis of Financial Condition in Item 7 of this report.

18	Dollar amounts in millions except per share amounts or as otherwise specified.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders of Stryker Corporation:

We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stryker Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP
Grand Rapids, Michigan
February 13, 2012

19

Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
	2011	2010	2009
Net sales	$8,307	$7,320	$6,723
Cost of sales	2,811	2,286	2,184
Gross profit	5,496	5,034	4,539
Research, development and engineering expenses	462	394	336
Selling, general and administrative expenses	3,150	2,707	2,506
Intangible asset amortization	122	58	36
Property, plant and equipment impairment	—	124	—
Restructuring charges	76	—	67
Total operating expenses	3,810	3,283	2,945
Operating income	1,686	1,751	1,594
Other income (expense)	—	(22)	30
Earnings before income taxes	1,686	1,729	1,624
Income taxes	341	456	517
Net earnings	$1,345	$1,273	$1,107

Net earnings per share of common stock:
Basic net earnings per share of common stock	$3.48	$3.21	$2.79
Diluted net earnings per share of common stock	$3.45	$3.19	$2.77

Weighted-average shares outstanding—in millions:
Basic	386.5	396.4	397.4
Employee stock options	10.8	10.6	20.1
Less antidilutive stock options	(7.8)	(7.5)	(18.1)
Net effect of dilutive employee stock options	3.0	3.1	2.0
Diluted	389.5	399.5	399.4
See accompanying notes to Consolidated Financial Statements.

20	Dollar amounts in millions except per share amounts or as otherwise specified.

Stryker Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$905	$1,758
Marketable securities	2,513	2,622
Accounts receivable, less allowance of $56 ($57 in 2010)	1,417	1,252
Inventories
Materials and supplies	185	158
Work in process	46	65
Finished goods	1,052	834
Total inventories	1,283	1,057
Deferred income taxes	820	653
Prepaid expenses and other current assets	273	290
Total current assets	7,211	7,632
Property, Plant and Equipment
Land, buildings and improvements	600	554
Machinery and equipment	1,455	1,296
Total Property, Plant and Equipment	2,055	1,850
Less allowance for depreciation	1,167	1,052
Net Property, Plant and Equipment	888	798
Other Assets
Goodwill	2,072	1,072
Other intangibles, less accumulated amortization of $535 ($465 in 2010)	1,442	703
Loaner instrumentation, less accumulated amortization of $795 ($684 in 2010)	318	291
Deferred income taxes	317	248
Other	157	151
Total assets	$12,405	$10,895
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$345	$292
Accrued compensation	444	418
Income taxes	116	47
Dividend payable	81	70
Accrued expenses and other liabilities	825	753
Current maturities of long-term debt	17	25
Total current liabilities	1,828	1,605
Long-Term Debt, excluding current maturities	1,751	996
Other Liabilities	1,143	1,120
Shareholders’ Equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, Outstanding: 381 million shares (391 million in 2010)	38	39
Additional paid-in capital	1,022	964
Retained earnings	6,479	6,017
Accumulated other comprehensive gain	144	154
Total shareholders’ equity	7,683	7,174
Total liabilities & shareholders’ equity	$12,405	$10,895
See accompanying notes to Consolidated Financial Statements.

21	Dollar amounts in millions except per share amounts or as otherwise specified.

Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total
Balances at January 1, 2009	$40	$813	$4,390	$165	$5,408
Net earnings for 2009			1,107		1,107
Unrealized gains on securities, including $1.4 income tax expense				2	2
Unfunded pension gains, net of $8 income tax expense				17	17
Foreign currency translation adjustments				74	74
Comprehensive earnings for 2009					1,200
Issuance of 1.4 million shares of common stock under stock option and benefit plans, including $7 excess income tax benefit		25			25
Share-based compensation		62			62
Cash dividend declared of $0.25 per share of common stock			(99)		(99)
Balances at December 31, 2009	40	900	5,398	258	6,596
Net earnings for 2010			1,273		1,273
Unrealized loss on securities, including $0.3 income tax benefit				(2)	(2)
Unfunded pension loss, net of $14 income tax benefit				(21)	(21)
Foreign currency translation adjustments				(81)	(81)
Comprehensive earnings for 2010					1,169
Issuance of 1.5 million shares of common stock under stock option and benefit plans, including $11 excess income tax benefit		15			15
Share-based compensation		69			69
Cash dividends declared of $0.63 per share of common stock			(249)		(249)
Repurchase and retirement of 8.3 shares of common stock	(1)	(20)	(405)		(426)
Balances at December 31, 2010	$39	$964	$6,017	$154	$7,174
Net earnings for 2011			1,345		1,345
Unrealized loss on securities, including $1.2 income tax benefit				(2)	(2)
Unfunded pension gain, net of $8 income tax benefit				12	12
Foreign currency translation adjustments				(20)	(20)
Comprehensive earnings for 2011					1,335
Issuance of 1.6 million shares of common stock under stock option and benefit plans, including $6 excess income tax benefit		13			13
Share-based compensation		75			75
Cash dividends declared of $0.75 per share of common stock			(292)		(292)
Repurchase and retirement of 11.8 million shares of common stock	(1)	(30)	(591)		(622)
Balances at December 31, 2011	$38	$1,022	$6,479	$144	$7,683
See accompanying notes to Consolidated Financial Statements.

22	Dollar amounts in millions except per share amounts or as otherwise specified.

Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2011	2010	2009
Operating Activities
Net earnings	$1,345	$1,273	$1,107
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	160	165	165
Amortization	321	245	220
Share-based compensation	75	69	62
Restructuring charges	76	—	67
Property, plant and equipment impairment	—	124	—
Payments of restructuring charges	(29)	(9)	(47)
Sale of inventory stepped-up to fair value at acquisition	143	7	—
Deferred income tax credit	(164)	(104)	(73)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(152)	(121)	(10)
Inventories	(166)	(131)	34
Loaner instrumentation	(224)	(193)	(188)
Accounts payable	44	96	(80)
Accrued expenses and other liabilities	158	91	66
Income taxes	(95)	(24)	192
Other	(58)	59	(54)
Net cash provided by operating activities	1,434	1,547	1,461

Investing Activities
Acquisitions, net of cash acquired	(2,066)	(265)	(570)
Purchases of marketable securities	(6,779)	(5,619)	(4,602)
Proceeds from sales of marketable securities	6,869	5,210	3,974
Purchases of property, plant and equipment	(226)	(182)	(131)
Proceeds from sales of property, plant and equipment	67	61	1
Net cash used in investing activities	(2,135)	(795)	(1,328)

Financing Activities
Proceeds from borrowings	178	100	17
Payments on borrowings	(190)	(81)	(20)
Proceeds from issuance of long-term debt, net	749	996	—
Dividends paid	(279)	(238)	(198)
Repurchase and retirement of common stock	(622)	(426)	—
Other	3	59	8
Net cash provided by (used in) financing activities	(161)	410	(193)

Effect of exchange rate changes on cash and cash equivalents	9	(63)	18
Increase (decrease) in cash and cash equivalents	(853)	1,099	(42)

Cash and cash equivalents at beginning of year	1,758	659	701
Cash and cash equivalents at end of year	$905	$1,758	$659

Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$574	$579	$406
See accompanying notes to Consolidated Financial Statements.

23	Dollar amounts in millions except per share amounts or as otherwise specified.

Stryker Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Stryker Corporation (the “Company,” “we,” ”us,” or “our”) is one of the world's leading medical technology companies. Our products include implants used in joint replacement, trauma, and spinal surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment, as well as other medical device products used in a variety of medical specialties.
Basis of Presentation: The Consolidated Financial Statements include the Company and its subsidiaries. Intercompany transactions are eliminated.
Use of Estimates: Preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, pensions, stock options, valuation of acquired intangible assets, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets and liabilities, uncertain income tax positions and contingencies. Actual results may ultimately differ from estimates.
Revenue Recognition: Sales are recognized when revenue is realized or realizable and has been earned. Our policy is to recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which can be on the date of shipment, the date of receipt by the customer or for most reconstructive products when we receive appropriate notification that the product has been used or implanted. A provision for estimated sales returns, discounts, rebates and other sales incentives is recorded as a reduction of net sales in the same period that the revenue is recognized. Shipping and handling costs charged to customers are included in net sales.
Cost of Sales: Cost of sales is primarily comprised of direct materials and supplies consumed in the manufacture of product, as well as manufacturing labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product. Cost of sales also includes the cost to distribute products to customers, inbound freight costs, warehousing costs and other shipping and handling activity.
Research, development and engineering expenses: Research and development costs are charged to expense as incurred and were $462, $394 and $336, in 2011, 2010 and 2009, respectively. Costs include expenditures for new product and manufacturing process innovation and improvements to existing products and processes. Costs primarily consist of salaries, wages, consulting and depreciation and maintenance of research facilities and equipment.
Selling, general and administrative expenses: Selling, general and administrative expense is primarily comprised of selling expenses, marketing expenses, administrative and other indirect overhead costs, amortization of loaner instrumentation, depreciation and amortization expense of non-manufacturing assets and other miscellaneous operating items.
Currency Translation: Financial statements of subsidiaries outside the United States generally are measured using the local currency as the functional currency. Adjustments to translate those statements into United States dollars are recorded in other comprehensive income (OCI). Currency translation adjustments in accumulated OCI were a gain of $176 at December 2011 and a gain of $196 at December 2010. Transactional exchange gains and losses are reflected in net earnings.
Cash Equivalents: Highly liquid investments with remaining stated maturities of three months or less when purchased are considered cash equivalents and recorded at cost.
Marketable Securities: Marketable securities consist of marketable debt securities and certificates of deposit and mutual funds. Mutual funds are acquired to offset changes in certain liabilities related to deferred compensation arrangements and are expected to be used to settle these liabilities. Pursuant to our investment policy, all individual marketable security investments must have a minimum credit quality of single A (per Standard & Poor’s or Fitch) or A2 (per Moody’s Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (per Standard & Poor’s or Fitch) or Aa (per Moody’s Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable security investment portfolio. As of December 31, 2011, only 1% of our investments in marketable securities had a credit quality rating of less than single A (per Standard & Poor’s or Fitch) and A2 (per Moody’s Corporation). Our marketable securities are classified as available-for-sale and trading securities.
Accounts Receivable: Accounts receivable consists of trade and other miscellaneous receivables. An allowance is maintained for

24	Dollar amounts in millions except per share amounts or as otherwise specified.

doubtful accounts for estimated losses in the collection of accounts receivable. Estimates are made regarding the ability of customers to make required payments based on historical credit experience and expected future trends. Accounts receivable are written off when all reasonable collection efforts are exhausted.
Inventories: Inventories are stated at the lower of cost or market, with cost generally determined using the first-in, first-out (FIFO) cost method. For excess and obsolete inventory resulting from the potential inability to sell specific products at prices in excess of current carrying costs, reserves are maintained to reduce current carrying cost to market prices.
Financial Instruments: Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. With the exception of our long-term debt, which is discussed in further detail in Note 8, our estimates of fair value for financial instruments approximate their carrying amounts as of December 31, 2011 and 2010.
We recognize all marketable securities on the Consolidated Balance Sheets at fair value. Adjustments to the fair value of marketable securities that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in shareholders’ equity and adjustments to the fair value of marketable securities that are classified as trading are recorded in earnings. The amortized cost of marketable debt securities is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method. Such amortization is included in other income (expense) along with interest and realized gains and losses. The cost of securities sold is determined by the specific identification method.
We review declines in the fair value of our investments classified as available-for-sale for impairment to determine whether the decline in fair value is an other-than-temporary impairment. The resulting losses from other-than-temporary impairments of available-for-sale marketable securities are recorded in the Consolidated Statements of Earnings.
We recognize all derivatives on the Consolidated Balance Sheets at fair value. We enter into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. These nonfunctional currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies. All forward currency exchange contracts are recorded at their fair value each period, with resulting gains (losses) included in other income (expense) in the Consolidated Statements of Earnings.
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation is computed by either the straight-line or declining-balance method over the estimated useful lives of 3 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment.
During the fourth quarter of 2010, we announced a definitive agreement to sell our OP-1 product family for use in orthopaedic bone applications and the related manufacturing facility in West Lebanon, NH. As a result of the announcement we recorded a $76 (net of taxes) impairment charge to reduce the carrying value of the associated assets to their fair value. At December 31, 2010 the assets held for sale included in current assets in our Consolidated Balance sheet totaled $62 ($29 net property, plant and equipment, $25 inventories and $8 other). On February 1, 2011, we completed the sale for total consideration of $60. No material gain or loss was recorded upon the completion of the transaction.
During the third quarter of 2010, we sold a manufacturing facility in France for total consideration of $53 in an all cash transaction and recorded a gain of $13 (net of taxes). The transaction included a 5-year supply agreement in volumes commensurate with the pre-sale production levels and is contingent on the purchaser's ability to provide products that meet specific quality standards. The supply agreement may be terminated if such a material breach occurs.
Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses at the acquisition date, after amounts allocated to other identifiable intangible assets. Factors that contribute to the recognition of goodwill include securing synergies that are specific to our business and not available to other market participants and are expected to increase revenues and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding our presence in the orthobiologics and neurotechnology markets; and diversifying our product portfolio.
The fair values of other identifiable intangible assets are primarily determined using the income approach. Other intangible assets include, but are not limited to, developed technology, customer relationships (which reflect expected continued customer patronage) and trademarks and patents and are amortized on a straight-line basis over their estimated useful lives of 4 to 40 years.
Goodwill and Long-Lived Assets Impairment Tests: We perform our annual impairment test in the fourth quarter of each year. We have early-adopted the provisions of Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, which permits us to consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. In certain circumstances, we may also utilize a discounted cash flow analysis that requires

25	Dollar amounts in millions except per share amounts or as otherwise specified.

certain assumptions and estimates be made regarding market conditions and our future profitability. We review long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows, which is at the individual asset level or the asset group level, as defined. Undiscounted cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, any potential impairment is measured based upon the fair value of the related asset or asset group as determined by an appropriate market appraisal or other valuation technique. Assets classified as held for sale are recorded at the lower of carrying amount or fair value less costs to sell.
Loaner Instrumentation: Loaner instrumentation represents the net book value of loaner instruments for surgical implants provided by us to customers. Loaner instrumentation is amortized on a straight-line basis over a 3-year period. Amortization expense for loaner instrumentation is included in selling, general and administrative expenses.
Stock Options: At December 31, 2011, we had key employee and director stock option plans that are described more fully in Note 9 to the Consolidated Financial Statements. We measure the cost of employee stock options based on the grant-date fair value and recognize that cost using the straight-line method over the period during which a recipient is required to provide services in exchange for the options, typically the vesting period. The weighted-average fair value per share of options granted during 2011, 2010 and 2009, estimated on the date of grant using the Black-Scholes option pricing model, was $17.14, $15.87 and $13.09, respectively. The fair value of options granted was estimated using the following weighted-average assumptions:

	2011	2010	2009
Risk-free interest rate	2.9%	3.0%	2.5%
Expected dividend yield	1.4%	1.4%	0.7%
Expected stock price volatility	26.9%	28.6%	27.7%
Expected option life	6.9 years	6.8 years	6.8 years
The risk-free interest rate for periods within the expected life of options granted is based on the U.S. Treasury yield curve in effect at the time of grant. Expected stock price volatility is based on the historical volatility of our stock. The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data.
Income Taxes: Deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted income tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax benefits generally represent the change in net deferred income tax assets and liabilities during the year. Other amounts result from adjustments related to acquisitions as appropriate. Interest expense and penalties incurred associated with uncertain income tax positions are included in other income (expense).
We operate in multiple income tax jurisdictions both inside and outside the United States. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations. Income tax authorities in these jurisdictions regularly perform audits of our income tax filings. Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates.
Legal and Other Contingencies: We are involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property and other matters that are more fully described in Note 7 to the Consolidated Financial Statements. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.
Accumulated Other Comprehensive Gain (Loss): The components of accumulated other comprehensive gain (loss) are as follows:

	Unrealized Gains (Losses) on Securities	Unfunded Pension Gains (Losses)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Gain (Loss)
Balances at January 1, 2010	$4	$(23)	$277	$258
Other comprehensive loss for 2010	(2)	(21)	(81)	(104)
Balances at December 31, 2010	2	(44)	196	154
Other comprehensive loss for 2011	(2)	12	(20)	(10)
Balances at December 31, 2011	$—	$(32)	$176	$144

26	Dollar amounts in millions except per share amounts or as otherwise specified.

Recently Issued Accounting Standards: In 2011 the FASB amended the provisions of the Fair Value Measurement topic of the FASB Codification. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (IFRS). This topic changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. These provisions are effective for reporting periods beginning on or after December 15, 2011, applied prospectively. The adoption of this amendment will not have a material effect on our Consolidated Financial Statements.
In 2011 the FASB amended the provisions of the Comprehensive Income topic of the FASB Codification. The amended provisions were issued to enhance comparability between entities that report under GAAP and IFRS and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This topic eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. These amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The adoption of this amendment will not have a material effect on our Consolidated Financial Statements as the amendment impacts presentation only.
In 2011 the FASB amended the provisions of the Intangibles-Goodwill and Other topic of the FASB Codification. The amended provisions were issued to simplify how entities test goodwill for impairment. This topic will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. These amended provisions are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We have elected to enact early adoption of this amendment, which did not have a material effect on our Consolidated Financial Statements.
In 2011 the FASB amended the provisions of the Balance Sheet, Disclosure about Offsetting Assets and Liabilities topic of the FASB Codification. The amended provisions provide new disclosures for recognized financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The amended provisions are effective for fiscal years beginning on or after January 1, 2013. The amended provisions are required to be applied retrospectively for all prior periods presented. The adoption of this amendment will not have a material effect on our Consolidated Financial Statements.
Reclassifications: Certain prior year amounts have been reclassified to conform with the presentation used in 2011.
NOTE 2 - SUBSEQUENT EVENTS
In January 2012, Stryker Biotech reached a settlement with the United States Attorney’s Office for the District of Massachusetts. As part of the settlement, we pled to one misdemeanor charge and paid a non-tax-deductible fine of $15. As a result of this resolution, the Department of Justice dismissed all thirteen felony charges against Stryker Biotech contained in a 2009 federal grand jury indictment. We had previously disclosed that our Biotech division was the target of a federal grand jury investigation being conducted by the United States Attorney's Office for the District of Massachusetts. The settlement represented a recognized subsequent event and accordingly was recorded in our fourth quarter 2011 results.
We have evaluated subsequent events after December 31, 2011 and concluded that no other material transactions occurred subsequent to that date that provided additional evidence about conditions that existed at or after December 31, 2011 that require adjustment to the Consolidated Financial Statements.
NOTE 3 - FINANCIAL INSTRUMENTS
Accounting guidance on fair value measurements for certain financial assets and liabilities requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1:    Quoted market prices in active markets for identical assets or liabilities.
Level 2:    Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:    Unobservable inputs reflecting the reporting entity's own assumptions or external inputs from active markets.
When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. The fair value of our Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 assets may also be based on sale prices of similar assets. Our fair value calculations take into consideration our credit risk and that of our counterparties. We have not changed our valuation techniques used in measuring the fair value of any financial assets and liabilities during the year.

27	Dollar amounts in millions except per share amounts or as otherwise specified.

Our valuation of our financial instruments by the aforementioned pricing categories is:

	Total		(Level 1)		(Level 2)		(Level 3)
	2011	2010	2011	2010	2011	2010	2011	2010

Assets:
Cash and cash equivalents	$905	$1,758	$905	$1,758	$—	$—	$—	$—
Available-for-sale marketable securities
Corporate and asset-backed debt securities	1,350	1,620	—	—	1,349	1,619	1	1
Foreign government debt securities	747	523	—	—	747	522	—	1
U.S. agency debt securities	241	315	—	—	241	315	—	—
Certificates of deposit	36	71	—	—	36	71	—	—
Other	140	95	—	—	140	95	—	—
Total available-for-sale marketable securities	2,514	2,624	—	—	2,513	2,622	1	2
Trading marketable securities	50	48	50	48	—	—	—	—
Foreign currency exchange contracts	1	2	—	—	1	2	—	—
	$3,470	$4,432	$955	$1,806	$2,514	$2,624	$1	$2
Liabilities:
Deferred compensation arrangements	$50	$48	$50	$48	$—	$—	$—	$—
Foreign currency exchange contracts	9	1	—	—	9	1	—	—
	$59	$49	$50	$48	$9	$1	$—	$—
The following is a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Total		Corporate and Asset-Backed Debt Securities		Foreign Government Debt Securities		Municipal Debt Securities (ARS)		ARS Rights

	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Balance as of January 1	$2	$157	$1	$1	$1	$—	$—	$139	$—	$17
Transfers into Level 3	—	1	—	—	—	1	—	—	—	—
Transfers out of Level 3	(1)	—	—	—	(1)	—	—	—	—	—
Gains or (losses) included in earnings	—	—	—	—	—	—	—	17	—	(17)
Sales	—	(154)	—	—	—	—	—	(154)	—	—
Settlements	—	(2)	—	—	—	—	—	(2)	—	—
Balance as of December 31	$1	$2	$1	$1	$—	$1	$—	$—	$—	$—
In June 2010 we exercised the Auction Rate Securities (ARS) Rights agreement (ARS Rights) that we had entered into in 2008 with UBS Financial Services Inc. (UBS), one of our investment providers, whereby we received the right to sell our ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. Pursuant to this agreement, we redeemed our entire remaining outstanding ARS investment of $140 par value. As a result of this election, in 2010 we recorded losses of $17 in other income (expense) to recognize the change in fair value estimate of our ARS Rights. These losses were offset by corresponding gains in the fair value estimate of the related ARS investment.
The following is a summary of our marketable securities:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized (Losses)		Estimated Fair Value

	2011	2010	2011	2010	2011	2010	2011	2010
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$1,353	$1,618	$2	$4	$(5)	$(2)	$1,350	$1,620
Foreign government debt securities	745	523	3	1	(1)	(1)	747	523
U.S. agency debt securities	241	314	—	—	—	—	241	314
Certificates of deposit	36	71	—	—	—	—	36	71
Other	140	95	—	—	—	—	140	95
Total available-for-sale marketable securities	$2,515	$2,621	$5	$5	$(6)	$(3)	2,514	2,623
Trading marketable securities							50	48
Total marketable securities							$2,564	$2,671
Reported as:
Current assets-Marketable securities							$2,513	$2,622
Noncurrent assets-Other							51	49
							$2,564	$2,671

28	Dollar amounts in millions except per share amounts or as otherwise specified.

The unrealized losses on our available-for-sale marketable securities were primarily caused by increases in interest yields as a result of continued challenging conditions in the global credit markets. While many of these investments have been downgraded by rating agencies since their initial purchase, less than 1% of our investments in corporate and asset-backed debt securities had a credit quality rating of less than single A (per Standard & Poor’s or Fitch). Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 31, 2011. The cost and estimated fair value of available-for-sale marketable securities at December 31, 2011 by contractual maturity are:

	Cost	Estimated Fair Value
Due in one year or less	$499	$499
Due after one year through three years	1,956	1,955
Due after three years	60	60
	$2,515	$2,514
The gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, are as follows:

		Corporate and Asset-Backed Debt Securities		Foreign Government Debt Securities		U.S. Agency Debt Securities		Other		Total
		Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total
Number of Investments	2011	266	266	58	58	60	60	33	33	417	417
	2010	216	216	42	42	32	32	—	—	290	290
Fair Value	2011	$573	$573	$285	$285	$145	$145	$88	$88	$1,091	$1,091
	2010	753	753	224	224	99	99	—	—	1,076	1,076
Unrealized Losses	2011	5	5	1	1	—	—	—	—	6	6
	2010	2	2	1	1	—	—	—	—	3	3
Interest and marketable securities income totaled $34, $49 and $54 in 2011, 2010 and 2009, respectively, and is included in other income (expense).
NOTE 4 - DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding forward currency exchange contracts but do not anticipate nonperformance by any of our counterparties. For the years ended December 31, 2011, 2010 and 2009, recognized foreign currency transaction gains (losses) included in other income (expense) in the Consolidated Statements of Earnings were ($3), $7 and ($1), respectively. The outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2011 and 2010 were:

	Notional Amount		Assets		Liabilities		Maximum Term (Days)
	2011	2010	2011	2010	2011	2010	2011	2010
Forward currency exchange contracts	$1,577	$1,379	$1	$2	$9	$1	119	99

NOTE 5 - ACQUISITIONS

In October 2011 we acquired Concentric Medical, Inc. (Concentric), which manufactures and markets minimally invasive products for the treatment of acute ischemic stroke, in an all cash transaction for $135. The acquisition of Concentric enhances our product offerings within our Neurotechnology and Spine segment.

In July 2011 we acquired Memometal Technologies (Memometal) in an all cash transaction for $150, including assumed debt of $9, and an additional $12 to be paid upon the completion of certain milestones. Memometal develops, manufactures and markets products for extremity (hand and foot) indications. The acquisition of Memometal enhances our product offerings within our Reconstructive segment.

29	Dollar amounts in millions except per share amounts or as otherwise specified.

In June 2011 we acquired Orthovita, Inc. (Orthovita), a developer and manufacturer of orthobiologic and biosurgery products, in an all cash transaction for $316. The acquisition of Orthovita complements our existing product offerings, primarily within our Neurotechnology and Spine business segment.

In January 2011 we acquired the assets of the Neurovascular division of Boston Scientific Corporation (Neurovascular) in an all cash transaction for $1,450, with an additional $50 payment to be made upon completion of certain milestones. The acquisition of Neurovascular substantially enhances our presence in the neurotechnology market, allowing us to offer a comprehensive portfolio of products in both neurosurgical and neurovascular devices.

The effects of all acquisitions completed in 2011 are included in our Consolidated Results of Operations prospectively from the date of acquisition. Pro forma consolidated results of operations for the year ended December 31, 2011 would not differ significantly as a result of these acquisitions. The purchase price allocations have been based upon preliminary valuations, and our estimates and assumptions are subject to change within the measurement period as valuations are finalized. The allocation of the preliminary purchase price to the acquired net assets of acquisitions completed in 2011 was:

	Concentric	Memometal	Orthovita	Neurovascular	All Other
Purchase price paid	$135	$141	$316	$1,450	$9
Contingent consideration	—	11	—	49	25
Net debt assumed	—	9	—	—	—
Total purchase consideration	$135	$161	$316	$1,499	$34

Tangible assets acquired:
Inventory	7	16	39	145	—
Other assets	17	20	105	31	3
Other Liabilities	(27)	(43)	(73)	—	(4)
Identifiable intangible assets:
Customer relationship	10	4	26	100	2
In-process research and development	17	4	8	19	—
Developed technology	7	57	66	479	7
Other	12	30	5	29	3
Goodwill	92	73	140	696	23
	$135	$161	$316	$1,499	$34

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS
We completed our annual impairment tests of goodwill and have concluded that no impairment exists. The changes in the net carrying amount of goodwill by segment are as follows:

	Reconstructive	MedSurg	Neurotechnology and Spine	Total
Balance as of January 1, 2010	$484	$404	$69	$957
Goodwill acquired	—	104	31	135
Foreign currency translation effects and other	(20)	—	—	(20)
Balance as of December 31, 2010	464	508	100	1,072
Goodwill acquired	225	11	788	1,024
Foreign currency translation effects and other	(4)	(9)	(11)	(24)
Balance as of December 31, 2011	$685	$510	$877	$2,072
The following is a summary of our other intangible assets:

	Gross Carrying Amount		Less Accumulated Amortization		Net Carrying Amount
	2011	2010	2011	2010	2011	2010
Amortized intangible assets:
Developed technology	$927	355	$159	160	$768	195
Customer relationship	562	446	115	80	447	366
Patents	224	233	169	159	55	74
Trademarks	69	56	32	20	37	36
Other	195	78	60	46	135	32
	$1,977	$1,168	$535	$465	$1,442	$703
The estimated amortization expense for each of the five succeeding years is as follows:

	2012	2013	2014	2015	2016
Estimated amortization expense	$122	$122	$121	$120	$119

30	Dollar amounts in millions except per share amounts or as otherwise specified.

NOTE 7 - CONTINGENCIES AND COMMITMENTS
Contingencies
We are involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property and other matters. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.
In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The suits allege infringement under United States patent laws with respect to certain patient handling equipment manufactured and sold by us and seek damages and permanent injunctions. The Wisconsin lawsuit has subsequently been transferred to the U.S. District Court in Indiana. We intend to vigorously defend ourselves in these matters.
In the third quarter of 2010, we received a subpoena from the United States Department of Justice related to sales, marketing and regulatory matters related to the Stryker PainPump. Also in the third quarter of 2010, we received a subpoena from the United States Department of Justice related to the sales and marketing of the OtisKnee device. These investigations are ongoing.
In March 2010 a shareholder's derivative action complaint against certain of our current and former Directors and Officers was filed in the United States District Court for the Western District of Michigan Southern Division. This lawsuit was brought by the Westchester Putnam Counties Heavy and Highway Laborers Local 60 Benefit Funds and Laborers Local 235 Benefit Funds. The complaint alleges claims for breach of fiduciary duties and gross mismanagement in connection with certain product recalls, United States Food and Drug Administration (FDA) warning letters, government investigations relating to physician compensation and the criminal proceeding brought against our Biotech division. The case has been stayed while a Special Committee of the Board of Directors evaluates the claims.
In January 2010 a purported class action lawsuit against us was filed in the United States District Court for the Southern District of New York on behalf of those who purchased our common stock between January 25, 2007 and November 13, 2008, inclusive. The lawsuit seeks remedies under the Securities Exchange Act of 1934. In May 2010 the lawsuit was transferred to the United States District Court for the Western District of Michigan Southern Division. We are defending ourselves vigorously.
In 2009 a federal grand jury in the District of Massachusetts returned an indictment charging Stryker Biotech LLC and certain then-current employees and a former employee of Stryker Biotech with wire fraud, conspiracy to defraud the FDA, distribution of a misbranded device and false statements to the FDA. In January 2012 Stryker Biotech reached a settlement with the United States Attorney's Office for the District of Massachusetts, under which Stryker pled to one misdemeanor charge and paid a non-tax deductible fine of $15. As a result of this resolution, the Department of Justice dismissed all thirteen felony charges against Stryker Biotech contained in the 2009 federal grand jury indictment. All of the charges against the then-current and former employees of Stryker Biotech have also been dismissed.
In 2007, the United States Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to us in seeking to determine whether we violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker's orthopedic medical devices in procedures paid for in whole or in part by Medicare. The investigation is ongoing and we have produced numerous documents and other materials to HHS in response to the subpoena.
In 2007 we disclosed that the United States Securities and Exchange Commission (SEC) made an inquiry of us regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, we received a subpoena from the United States Department of Justice, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the SEC inquiry. We are fully cooperating with the U.S. Department of Justice and the SEC regarding these matters.
Purchase Commitments and Operating Leases
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. In addition, we lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Future commitments under these obligations and minimum lease commitments under these leases are:

31	Dollar amounts in millions except per share amounts or as otherwise specified.

	2012	2013	2014	2015	2016	Thereafter
Purchase obligations	$518	$135	$127	$100	$8	$2
Minimum lease payments	57	46	32	27	22	44
Rent expense totaled $96, $81 and $75 in 2011, 2010 and 2009, respectively.
NOTE 8 - LONG-TERM DEBT AND CREDIT FACILITIES

Our debt is summarized as follows:

	December 31
	2011	2010
3.00% senior unsecured notes, due January 15, 2015	$500	$499
4.375% senior unsecured notes, due January 15, 2020	497	497
2.00% senior unsecured notes, due September 30, 2016	749	—
Other	22	25
Total debt	1,768	1,021
Less current maturities	(17)	(25)
Long-term debt	$1,751	$996
In September 2011 we sold $750 of senior unsecured notes due September 2016 (the 2016 Notes). The 2016 Notes bear interest at 2.00% per year and, unless previously redeemed, will mature on September 30, 2016. We received net proceeds of $749, net of an offering discount of $1. The 2016 Notes carry an effective interest rate of 2.04%. We intend to use the net proceeds from the offering for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities.
Our $1,000 Senior Unsecured Revolving Credit Facility due August 2013 (the 2010 Facility) requires us to comply with certain financial and other covenants. We were in compliance with all covenants at December 31, 2011.
In January 2010 we sold $500 of senior unsecured notes due January 15, 2015 (the 2015 Notes) and $500 of senior unsecured notes due January 15, 2020 (the 2020 Notes). The 2015 Notes bear interest at 3.00% per year and, unless previously redeemed, will mature on January 15, 2015. The 2020 Notes bear interest at 4.375% per year and, unless previously redeemed, will mature on January 15, 2020. The Company received net proceeds of $996, net of an offering discount of $4. The 2015 Notes and 2020 Notes carry effective interest rates of 3.02% and 4.46%, respectively. The net proceeds from the offering have been and will continue to be available for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities.
On July 15, 2011, we entered into a commercial paper program (the Program) under which we may issue, on a private placement basis, unsecured commercial paper notes (the Notes) up to a maximum aggregate amount outstanding at any time of $500.  We may issue the Notes under the Program from time to time. The net proceeds from the sale of the Notes will be used for general corporate purposes. The Program contains customary representations, warranties, covenants and indemnification provisions. The maturities of the Notes will vary but may not exceed 397 days, and the Notes must be in a minimum denomination of $0.25. The Notes will be sold at a discount from par or, alternatively, will be sold at par and bear interest at either a fixed or floating rate that will vary based upon market conditions at the time of the issuance of the Notes. The interest on a floating rate Note may be (a) the CD rate, (b) the commercial paper rate, (c) the federal funds rate, (d) the LIBOR rate, (e) the prime rate, (f) the treasury rate or (g) such other base rate as may be specified at the time of issuance.   The Notes will not be redeemable prior to maturity or be subject to voluntary prepayment. As of December 31, 2011, no Notes had been issued or were outstanding under the Program.
In addition we have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At December 31, 2011, we had $1,098 of additional borrowing capacity available under all of our existing credit facilities.
The weighted-average interest rate, excluding required fees, for all borrowings was 3.3% at December 31, 2011. At December 31, 2011, total unamortized debt issuance costs incurred in connection with our senior unsecured notes were $13. The fair value of long term debt (including current maturities) at December 31, 2011 and 2010 was $1,837 and $1,026 respectively, based on the quoted interest rates for similar types and amounts of borrowing agreements.
Interest expense, including required fees incurred on outstanding debt and credit facilities, which is included in other income (expense), totaled $94, $53 and $14 in 2011, 2010 and 2009, respectively. Interest paid on debt, including required fees, was $54, $39 and $5 in 2011, 2010 and 2009, respectively.
NOTE 9 - CAPITAL STOCK
In December 2011, 2010 and 2009, we announced that our Board of Directors had authorized us to purchase up to $500, $500 and $750, respectively, of our common stock. The manner, timing and amount of purchases is determined by management based on their evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise.

32	Dollar amounts in millions except per share amounts or as otherwise specified.

We did not make any repurchases pursuant to the $500 repurchase program announced in 2011 during 2011. Under the $500 program announced in 2010, we repurchased 6.3 million shares at a cost of $297 during 2011. Under the $750 program announced in 2009, we repurchased 5.5 million shares at a total cost of $325 during 2011, which exhausted the authorization for repurchase under this program.
We have 0.5 million authorized shares of $1 par value preferred stock, none of which is outstanding.
Stock Options
We have employee stock award plans from which we grant stock options to certain key employees at an exercise price not less than the fair market value of the underlying common stock at the date of grant. The options are granted for periods of up to 10 years and become exercisable in varying installments. A summary of stock option activity follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	24.8	$48.05
Granted	2.5	59.50
Exercised	(3.2)	37.29
Cancelled	(1.3)	56.95
Options outstanding at December 31, 2011	22.8	$50.32	5.4	$90.7
Exercisable at December 31, 2011	14.3	$48.63	4.1	$68.8
Options expected to vest	8.3	$53.56	7.4	$21.7
The aggregate intrinsic value, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, of options exercised during the years ended December 31, 2011, 2010 and 2009 was $69, $73 and $38, respectively. Shares reserved for future compensation grants of Stryker common stock were 32 million at December 31, 2011 and 11 million at December 31, 2010. Exercise prices for options outstanding as of December 31, 2011 ranged from $26.40 to $67.80. At December 31, 2011, there was $88 of unrecognized compensation cost related to nonvested stock options granted under the long term incentive plans; that cost is expected to be recognized over the following 4.8 years (weighted-average period of 1.5 years).
Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)
We grant RSUs to key employees under our employee stock award plans. The fair value of RSUs is determined based on the number of shares granted and the closing quoted price of our common stock on the day prior to the date of grant less anticipated dividends. RSUs generally vest in one-third increments over a three-year period and are settled in stock. In 2011, we implemented a performance stock program and granted PSUs under our 2006 Long-Term Incentive Plan to senior level executives. Under this program, PSU's are earned over a three-year performance cycle and vest in March of the year following the end of that performance cycle. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established goals during that three year performance cycle. The fair value of PSUs is determined based on the closing quoted price of our common stock on the day prior to the date of grant. A summary of RSU and PSU activity follows:

	Shares (in millions)		Weighted Average Grant date Fair value
	RSUs	PSUs	RSUs	PSUs
Nonvested at January 1, 2011	0.8	—	$49.89	$—
Granted	0.9	0.1	56.49	59.70
Vested	(0.3)	—	49.67	—
Cancelled	(0.2)	—	53.54	59.70
Nonvested at December 31, 2011	1.2	0.1	$54.17	$59.70
As of December 31, 2011, there was $43 of unrecognized compensation cost related to nonvested RSUs; that cost is expected to be recognized as expense over the following 3.7 years (weighted-average period of 1.0 years). The weighted average grant date fair value per share of RSUs granted in 2011 and 2010 was $56.49 and $51.06, respectively. The fair value of RSUs vested in 2011 was $13. As of December 31, 2011, there was $5 of unrecognized compensation cost related to nonvested PSUs; that cost is expected to be recognized as expense over the following 2.0 years (weighted-average period of 1.0 years).
Employee Stock Purchase Plans (ESPP)
Full time and part time employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 95% of the closing stock price on the last trading day of a purchase period. During 2011 and 2010, we issued 185,529 and 179,634 shares, respectively, under the ESPP.

33	Dollar amounts in millions except per share amounts or as otherwise specified.

NOTE 10 - RESTRUCTURING CHARGES
In the fourth quarter of 2011 we recorded $38 in severance and related costs in connection with a focused reduction of our global workforce and other restructuring activities expected to reduce our global workforce by approximately 5% by the end of 2012. The targeted reductions and other restructuring activities are being initiated to provide efficiencies and realign resources in advance of the new Medical Device Excise Tax scheduled to begin in 2013, as well as to allow for continued investment in strategic areas and drive growth. In addition, we recorded $25 in intangible asset impairment, $6 in agent conversion and $7 in contractual and other obligations as certain of our restructuring actions resulted in the discontinued use of specific assets and the exit of certain lease and other commitments.
In 2009 we recorded $30 related to agent conversion charges representing costs associated with the termination of certain third-party agent agreements at our Europe, Middle East, Africa (EMEA) Division. This initiative was intended to provide greater control over our distribution channels as well as improve customer focus and selling efficiency. In addition, we recorded $18 in asset impairment charges that relate primarily to identifiable intangible assets as a result of our decision to discontinue selling certain products within Reconstructive and MedSurg. Finally, we recorded $13 of severance and related costs in connection with workforce reduction employment-related severance costs for approximately 120 employees resulting from our decision to simplify the organization structure at our Biotech, EMEA, Japan and Canada divisions and $6 in contractual obligations and other charges in connection with the termination of various supplier contracts as well as other incidental costs related to the discontinued product lines.
A summary of our restructuring liability balance and full year restructuring activity for 2011, 2010 and 2009 is as follows:

	Total			Agent Conversion			Asset Impairment			Severance and Related Costs			Contractual obligations and other
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
January 1 Balance	$3	$12	$11	$—	$6	$—	$—	$—	$—	$1	$3	$9	$2	$3	$2
Charges to Earnings	76	—	67	6	—	30	25	—	18	38	—	13	7	—	6
Cash Paid	(29)	(9)	(48)	—	(6)	(24)	—	—	—	(29)	(2)	(19)	—	(1)	(5)
Non Cash	(22)	—	(18)	3	—	—	(25)	—	(18)	—	—	—	—	—	—
Translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
December 31 Balance	$28	$3	$12	$9	$—	$6	$—	$—	$—	$10	$1	$3	$9	$2	$3
The restructuring projects initiated in 2009 are substantially complete, and we expect our 2011 restructuring actions to be complete by the end of 2012 and that related payments will be made by the end of the first quarter of 2013.
NOTE 11 - INCOME TAXES
Earnings before income taxes consisted of:

	2011	2010	2009
United States	$613	$566	$710
International	1,073	1,163	914
	$1,686	$1,729	$1,624
Income taxes consisted of:

	2011	2010	2009
Current income tax expense
United States Federal	$100	$308	$382
United States state and local	33	21	27
International	372	231	180
Total current income tax expense	505	560	589
Deferred income tax expense (benefit)
United States Federal	(16)	(81)	(17)
United States state and local	(9)	(2)	(2)
International	(139)	(21)	(53)
Total deferred income tax benefit	(164)	(104)	(72)
Total income tax expense	341	456	517

Interest expense and penalties included in other income (expense)	$36	$(24)	$(9)
In 2011 we recorded an income tax benefit related to a favorable settlement with the United States Internal Revenue Service (IRS) regarding its proposed adjustment to our previously filed 2003 through 2007 income tax returns related to income tax positions we had taken for our cost sharing arrangements with two wholly owned entities operating in Ireland, and we recorded charges for other uncertain tax positions related to the outcome of the IRS settlements. The net income tax benefit of these adjustments was $82.

34	Dollar amounts in millions except per share amounts or as otherwise specified.

Reconciliation of the United States federal statutory income tax rate to our effective income tax rate:

	2011	2010	2009
United States federal statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
United States state and local income taxes, less federal deduction	0.9	0.9	2.6
International operations	(13.7)	(12.1)	(13.8)
Repatriation of foreign earnings	1.1	(0.4)	4.1
Other	(3.1)	3.0	3.9
	20.2%	26.4%	31.8%
Deferred income tax assets and liabilities were comprised of:

	December 31
	2011	2010
Deferred income tax assets:
Inventories	$652	$501
Other accrued expenses	185	134
Depreciation and amortization	46	31
State income taxes	39	28
Share-based compensation	115	109
Net operating loss carryforwards	72	47
Other	54	77
Total deferred income tax assets	1,163	927
Less valuation allowances	(26)	(26)
Total deferred income tax assets after valuation allowances	1,137	901
Deferred income tax liabilities:
Depreciation and amortization	(444)	(330)
Other	(34)	(41)
Total deferred income tax liabilities	(478)	(371)
Net deferred income tax assets	$659	$530
Reported as:
Current assets—Deferred income taxes	$820	$653
Noncurrent assets—Deferred income taxes	317	248
Current liabilities—Accrued expenses and other liabilities	(27)	(27)
Noncurrent liabilities—Other liabilities	(451)	(344)
	$659	$530

Accrued interest and penalties reported as accrued expenses and other liabilities	$50	$83
Net operating loss carryforwards totaling $251 at December 31, 2011 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States loss carryforwards of $116 expire between 2011 and 2019. International loss carryforwards of $135 expire between 2011 and 2031, and $102 are subject to a full valuation allowance.
During 2009 we repatriated $787 of foreign earnings to the United States and recorded tax expense of $67 in 2009, a tax benefit of $7 in 2010 and a tax benefit of $7 in 2011 to recognize the tax liability and benefit associated with the repatriation. No provision has been made for United States federal and state income taxes or international income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested ($5,646 at December 31, 2011). Determination of the amount of any unrecognized deferred income tax liability on these is not practicable.
The changes in the amounts recorded for uncertain income tax positions are as follows:

	December 31
	2011	2010
Balance at beginning of year	$366	$293
Increases related to current year income tax positions	25	32
Increases related to prior year income tax positions	66	66
Decreases related to prior year income tax positions:
Settlements and resolutions of income tax audits	(155)	(15)
Statute of limitations expirations	(53)	(5)
Other	—	(5)
Balance at end of year	$249	$366
Reported as:
Current liabilities—Income taxes	$21	$13
Noncurrent liabilities—Other liabilities	228	353
	$249	$366

35	Dollar amounts in millions except per share amounts or as otherwise specified.

Our income tax expense could be reduced by $235 and $347 at December 31, 2011 and December 31, 2010, respectively, upon favorable resolution of these uncertain income tax positions. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next twelve months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing, or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be required.
In the normal course of business, income tax authorities in various income tax jurisdictions both inside and outside the United States conduct routine audits of our income tax returns filed in prior years.  These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex income tax regulations regarding the allocation of income to the various income tax jurisdictions.
With few exceptions, we are no longer subject to audits by income tax authorities for tax years prior to 2006. Income tax years subsequent to 2005 are open to examination in many of the income tax jurisdictions in which we operate. In 2011 and 2010 we received income tax assessments related to an income tax position we had taken for the allocation of profits within Europe in previously filed 2005, 2006, 2007 and 2008 income tax returns. We believe we followed the applicable tax laws and regulations and will vigorously defend this income tax position. If we were to ultimately lose with respect to this income tax position it could have a material unfavorable impact on our income tax expense, results of operations and cash flows in future periods.

NOTE 12 - RETIREMENT PLANS
We provide certain employees with defined contribution plans. A portion of our retirement plan expense under the defined contribution plans is funded with Stryker common stock. The use of Stryker common stock represents a non cash operating activity that is not reflected in the Consolidated Statements of Cash Flows.

	2011	2010	2009
Defined contribution retirement plan expense	$106	$102	$101
Defined contribution plan expense funded with Stryker common stock	12	11	11
Stryker common stock held by defined contribution plan
Dollar amount	91	96	83
Shares (in millions of shares)	1.8	1.8	1.6
Value as a percentage of total plan assets	9%	10%	11%
Certain of our subsidiaries have both funded and unfunded defined benefit pension plans covering some or all of their employees. Substantially all of the defined benefit pension plans have projected benefit obligations in excess of plan assets.
Obligations and Funded Status

	December 31
	2011	2010
Funded Status
Fair value of plan assets	$210	$200
Benefit obligations	316	308
Funded status	$(106)	$(108)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets—Other	$—	$—
Current liabilities—Accrued compensation	(1)	(1)
Noncurrent liabilities—Other liabilities	(105)	(107)
Pre-tax amounts recognized in accumulated other comprehensive gain (loss)
Unrecognized net actuarial loss	$(68)	$(61)
Unrecognized prior service cost	12	—
Unrecognized transition amount	—	—
	$(56)	$(61)
The estimated net actuarial loss for the defined benefit pension plans to be recognized from accumulated other comprehensive gain (loss) into net periodic benefit cost in the year ended December 31, 2012 is ($3). We estimate that an immaterial amount of amortization of prior service cost and transition amount for the defined benefit pension plans will be recognized from accumulated other comprehensive gain (loss) into net periodic benefit cost in the year ended December 31, 2012.
Pension plans with an accumulated benefit obligation in excess of plan assets had projected benefit obligations, accumulated benefit obligations and fair value of plan assets of $298, $292 and $195, respectively, as of December 31, 2011 and $288, $281 and $186, respectively, as of December 31, 2010.

36	Dollar amounts in millions except per share amounts or as otherwise specified.

Change in Benefit Obligation and Plan Assets

	December 31
	2011	2010
Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$308	$262
Service cost	20	16
Interest cost	13	12
Foreign exchange impact	3	(2)
Employee contributions	4	4
Actuarial gains	(7)	26
Plan amendments	(13)	—
Benefits paid	(12)	(10)
Projected benefit obligations at end of year	$316	$308
Accumulated benefit obligations at end of year	305	$293

	December 31
	2011	2010
Change in plan assets:
Fair value of plan assets at beginning of year	200	177
Actual return	(4)	8
Employer contributions	18	18
Employee contributions	5	4
Foreign exchange impact	2	2
Benefits paid	(11)	(9)
Fair value of plan assets at end of year	$210	$200
Components of Net Periodic Pension Cost

	2011	2010	2009
Net periodic benefit cost:
Service cost	$(20)	$(16)	$(16)
Interest cost	(13)	(12)	(11)
Expected return on plan assets	10	9	8
Amortization of prior service cost and transition amount	—	—	—
Recognized actuarial loss	(2)	(1)	(2)
Net periodic benefit cost	(25)	(20)	(21)
Other changes in plan assets and benefit obligations, recognized in other comprehensive gain (loss):
Net actuarial gain (loss)	(10)	(37)	23
Recognized net actuarial loss	2	1	2
Prior service cost and transition amount	12	1	—
Total recognized in other comprehensive gain (loss)	4	(35)	25
Total recognized in net periodic benefit cost and other comprehensive gain (loss)	$(21)	$(55)	$4

Assumptions
Weighted-average used in the determination of net periodic benefit cost:
Discount rate	4.2%	4.9%	4.7%
Expected return on plan assets	4.6%	5.2%	5.8%
Rate of compensation increase	1.5%	2.8%	2.8%
Weighted-average used in the determination of the projected benefit obligations	4.2%	4.2%	4.9%
Discount rate
The discount rates were selected using a hypothetical portfolio of high quality bonds at December 31 that would provide the necessary cash flows to match our projected benefit payments.
Expected return on plan assets
The expected return on plan assets is determined by applying the target allocation in each asset category of plan investments to the anticipated return for each asset category based on historical and projected returns.

37	Dollar amounts in millions except per share amounts or as otherwise specified.

Investment strategy
The investment strategy for our defined benefit pension plans is to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances. The weighted-average target and actual allocation of plan assets by asset category is as follows:

	Target		December 31
	Low	High	2011	2010
Equity securities	33.4%	44.0%	39.0%	39.1%
Debt securities	47.2	58.9	48.0	46.4
Other	4.0	17.4	13.0	14.5
			100%	100%
The valuation of our pension plan assets by pricing categories were:

	Total		(Level 1)		(Level 2)		(Level 3)
	2011	2010	2011	2010	2011	2010	2011	2010
Cash and cash equivalent	$5	4	$5	$4	$—	$—	$—	$—
United States companies equity securities	71	58	71	58	—	—	—	—
International companies equity securities	10	21	10	21	—	—	—	—
Corporate debt securities	102	93	100	91	2	2	—	—
Other	22	24	5	6	—	—	17	18
Total	$210	$200	$191	$180	$2	$2	$17	$18
Our Level 3 pension plan assets (See Note 3 for an explanation of our fair value hierarchy) consist primarily of guaranteed investment contracts with insurance companies. The insurance contracts guarantee us principal repayment and a fixed rate of return. Our valuation of Level 3 assets is based on third party actuarial valuations that are an estimation of the surrender value of the guaranteed investment contract between us and the insurance company. The surrender value equals the actuarial value of the notional investments underlying the guaranteed investment contract, using the actuarial assumptions as stated in the guaranteed investment contract.
The rollforward of pension plan assets measured at fair value on a recurring basis using unobservable inputs (Level 3) were:

	2011	2010
Balance as of January 1	$18	$16
Actual return on plan assets held at the reporting date	—	—
Purchases, sales, and settlements	(1)	2
Balance as of December 31	$17	$18
We expect to contribute $22 to our defined benefit pension plans in 2012. The estimated future benefit payments by year based on expected future service as appropriate are:

	2012	2013	2014	2015	2016	2017-2021
Expected benefit payments	$12	$12	$12	$12	$13	$68
NOTE 13 - SEGMENT AND GEOGRAPHIC DATA
In 2011 we began segregating our reporting into three reportable business segments: Reconstructive, MedSurg, and Neurotechnology and Spine. Prior to 2011, we segregated our operations into two reportable business segments: Orthopaedic Implants and MedSurg Equipment. In conjunction with the ongoing evolution of our business model, most notably the Neurovascular acquisition, we believe this change in our reportable business segments more accurately reflects the way management monitors performance, aligns strategies and allocates resources in the current environment.
The Reconstructive segment includes orthopaedic reconstructive (hip and knee) and trauma implant systems as well as other related products. The MedSurg segment includes surgical equipment and surgical navigation systems (Instruments); endoscopic and communications systems (Endoscopy); patient handling and emergency medical equipment (Medical); and other related products. The Neurotechnology and Spine segment includes neurovascular products, spinal implant systems and other related products. The Other category shown in the table below includes corporate and global operations administration, central research and development initiatives, interest expense, interest and marketable securities income and share-based compensation, which includes compensation related to both employee and director stock option, restricted stock unit grants and performance stock unit grants.
Our reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. We measure

38	Dollar amounts in millions except per share amounts or as otherwise specified.

the financial results of our reportable segments using an internal performance measure that excludes acquisition and integration related charges, restructuring and related charges, certain impairments and gains on property, plant and equipment, certain income tax adjustments associated with the repatriation of foreign earnings and certain patent litigation gains. Identifiable assets are those assets used exclusively in the operations of each business segment or allocated when used jointly. Corporate assets are principally cash and cash equivalents, marketable securities and property, plant and equipment.

	Reconstructive			MedSurg			Neurotechnology and Spine			Other			Total
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net sales	$3,710	$3,549	$3,384	$3,160	$2,803	$2,427	$1,437	$968	$912	$—	$—	$—	$8,307	$7,320	$6,723
Depreciation and amortization	267	250	245	84	77	66	119	61	52	11	22	22	481	410	385
Income taxes (credit)	375	332	276	165	178	148	63	60	62	(106)	(71)	(38)	497	499	448
Segment net earnings (loss)	926	818	683	535	481	413	221	188	169	(234)	(158)	(85)	1,448	1,329	1,180
Other (net of income taxes):
Less acquisition and integration-related charges													(142)	—	—
Less restructuring charges													(60)	—	(49)
Add uncertain income tax position adjustments													99	—	—
Add gain on sale of property, plant and equipment													—	13	—
Income (taxes) benefits on repatriation of foreign earnings													—	7	(67)
Less impairment of property, plant and equipment													—	(76)	—
Less patent litigation gain													—	—	43
Net earnings													1,345	1,273	1,107
Total assets	3,854	3,156	3,095	2,420	2,333	2,011	2,258	777	563	3,873	4,629	3,402	12,405	10,895	9,071
Capital spending	119	106	71	56	47	42	27	13	13	23	16	5	225	182	131
The countries in which we have local revenue-generating operations have been combined into the following geographic areas: the United States (including Puerto Rico); Ireland; other European countries that primarily include Germany, France, Switzerland, United Kingdom; and other foreign countries, which include Japan, Canada, countries in the Pacific region and the Latin American region. Sales are attributable to a geographic area based upon the customer’s country of domicile. Long-lived assets include net property, plant and equipment, goodwill and other intangibles. Net property, plant and equipment are based upon physical location of the assets. Geographic information follows:

	Net Sales			Long-Lived Assets
	2011	2010	2009	2011	2010	2009
United States	$5,269	$4,793	$4,317	$2,701	$2,084	$2,031
Ireland	63	23	20	1,231	123	103
Other European countries	1,319	1,204	1,234	713	630	648
Other foreign countries	1,656	1,300	1,152	232	178	179
	$8,307	$7,320	$6,723	$4,877	$3,015	$2,961

NOTE 14 - SUMMARY OF QUARTERLY DATA (UNAUDITED)

	2011 Quarter Ended				2010 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Net sales	$2,015	$2,046	$2,031	$2,215	$1,799	$1,758	$1,768	$1,995
Gross profit	1,326	1,333	1,362	1,475	1,217	1,219	1,227	1,371
Earnings before income taxes	412	410	431	433	446	442	462	379
Net earnings	308	309	327	401	322	319	337	295
Net earnings per share of common stock:
Basic	0.79	0.80	0.85	1.05	0.81	0.80	0.85	0.75
Diluted	0.78	0.79	0.84	1.05	0.80	0.80	0.85	0.74
Market price of common stock:
High	65.20	64.61	60.64	51.13	58.49	59.72	53.29	55.00
Low	53.50	56.58	43.73	44.56	49.85	48.76	42.74	48.13
Dividends declared per share of common stock	$0.18	$0.18	$0.18	$0.2125	$0.15	$0.15	$0.15	$0.18
The price quotations reported above were supplied by the New York Stock Exchange.

39	Dollar amounts in millions except per share amounts or as otherwise specified.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures—An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011 was carried out under the supervision and with the participation of our management, including the then-President and Chief Executive Officer and the Vice President and Chief Financial Officer (who currently also serves as our Interim Chief Executive Officer). Based on that evaluation, our management concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting—There was no change to our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting—The management of Stryker Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Stryker Corporation’s internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Stryker Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation, management concluded that our disclosure controls and procedures are effective. The internal controls over financial reporting of an acquired business are eligible for a one year exclusion as permitted by Securities and Exchange Commission Staff interpretive guidance. Accordingly, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Neurovascular business, which is included in the December 31, 2011 consolidated financial statements of Stryker Corporation and subsidiaries and constitutes 13% and 7% of total assets and shareholders' equity, respectively, as of December 31, 2011 and 4% of revenues for the year then ended.
Stryker Corporation’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on the following page.
Other Matters—We are in the process of implementing new Enterprise Resource Planning (ERP) systems at certain of our divisions including our Canadian and European divisions and the Neurovascular business acquired in 2011 from Boston Scientific Corporation. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting. In connection with this ERP system implementation, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that this ERP system implementation will have an adverse effect on our internal control over financial reporting.

40	Dollar amounts in millions except per share amounts or as otherwise specified.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
THE BOARD OF DIRECTORS AND SHAREHOLDERS OF STRYKER CORPORATION:

We have audited Stryker Corporation and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stryker Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Neurovascular business, which is included in the December 31, 2011 consolidated financial statements of Stryker Corporation and subsidiaries and constituted 13% and 7% of total assets and shareholders' equity, respectively, as of December 31, 2011 and 4% of revenues, for the year then ended. Our audit of internal control over financial reporting of Stryker Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of the Neurovascular business.

In our opinion, Stryker Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011 of Stryker Corporation and subsidiaries, and our report dated February 13, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP
Grand Rapids, Michigan
February 13, 2012

ITEM 9B.	OTHER INFORMATION.
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors and certain corporate governance and other matters appearing under the captions “Information About the Board of Directors and Corporate Governance Matters,” “Proposal 1—Election of Directors,” “Audit Committee” and “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 proxy statement is incorporated herein by reference.
The names and ages of our executive officers as of January 31, 2012, the positions they held on that date and the year they first became an executive officer are:

Name	Age	Position	First Became an Executive Officer
Stephen P. MacMillan	48	Director, Chairman of the Board, President and Chief Executive Officer	2003
Lonny J. Carpenter	50	Group President, Global Quality and Operations	2006
Curtis E. Hall	55	Vice President and General Counsel	2004
Curt R. Hartman	48	Vice President and Chief Financial Officer	2003
Tony M. McKinney	42	Vice President, Chief Accounting Officer	2008
Katherine A. Owen	41	Vice President, Strategy and Investor Relations	2007
Michael W. Rude	50	Vice President, Human Resources	2000
Timothy J. Scannell	47	Group President, MedSurg and Spine	2005
Kevin A. Lobo	46	Group President, Orthopaedics	2011
Ramesh Subrahmanian	50	Group President, International	2011
On February 8, 2012 Mr. MacMillan resigned and Mr. Hartman was named Interim Chief Executive Officer.
Each of our executive officers named above was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 2012 and until a successor is chosen and qualified or until their resignation or removal. Each of our executive officers has held the position above or has served Stryker in various executive or administrative capacities for at least five years, except for Ms. Owen, Mr. Lobo and Mr. Subrahmanian. Prior to joining Stryker in February 2007, Ms. Owen served as a medical technology analyst at Merrill Lynch for the previous eight years. Mr. Lobo, prior to joining Stryker in April 2011, held a variety of senior level leadership roles at Johnson & Johnson for the previous nine years, the most recent being Worldwide President of Ethicon Endo-Surgery. Mr. Subrahmanian, prior to joining Stryker in September 2011, held a variety of senior level leadership roles with Merck & Co. Inc., for the previous five years, most recently as Senior Vice President & President, Asia Pacific for Merck & Co. Inc.
The Corporate Governance Guidelines adopted by our Board of Directors, as well as the charters of each of the Audit Committee, the Finance Committee, the Governance and Nominating Committee, the Compensation Committee and the Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions are available, free of charge, under the “Investors—Corporate Governance” section of our website at www.stryker.com. Print copies of such documents are available, free of charge, upon written request sent to the Secretary of Stryker Corporation at 2825 Airview Boulevard, Kalamazoo, Michigan 49002.

ITEM 11.	EXECUTIVE COMPENSATION.
Information regarding the compensation of our management appearing under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation of Directors” in the 2012 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the caption “Stock Ownership” in the 2012 proxy statement is incorporated herein by reference.

At December 31, 2011, we had key employee and director equity compensation plans under which options are granted at a price not less than fair market value at the date of grant and awards of restricted stock units and performance stock units have been made. These equity compensation plans were previously submitted to and approved by our shareholders. Additional information regarding our equity compensation plans appear in Note 1 and Note 9 to the Consolidated Financial Statements in Item 8 of this report. At December 31, 2011, we also had a stock performance incentive award program pursuant to which shares of our common stock have been and may be issued to certain employees with respect to performance. The status of these plans as of December 31, 2011 follows:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by shareholders	24,220,130	$47.53	37,461,128

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption “Information About the Board of Directors and Corporate Governance Matters—Independent Directors” and “Information About the Board of Directors and Corporate Governance Matters—Certain Relationships and Related Party Transactions” in the 2012 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information under the caption “Proposal 2—Ratification of Appointment of Our Independent Registered Public Accounting Firm—Relationship with Ernst & Young LLP” in the 2012 proxy statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements
	The following Consolidated Financial Statements are set forth in Part II, Item 8 of this report.
	Report of Independent Registered Public Accounting Firm on Financial Statements	19
	Consolidated Statements of Earnings for the Years Ended December 31, 2011, 2010 and 2009	20
	Consolidated Balance Sheets as of December 31, 2011 and 2010	21
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009	22
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	23
	Notes to Consolidated Financial Statements	24
(a) 2.	Financial Statement Schedules

The consolidated financial statement schedule (Schedule II) of Stryker Corporation and its subsidiaries has been submitted as a separate section of this report following the signature page. All other schedules for which provision is made in the applicable accounting regulation of the U.S. Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

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

STRYKER CORPORATION

Date: February 13, 2012	/s/ CURT R. HARTMAN
Curt R. Hartman, Interim Chief Executive Officer and Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CURT R. HARTMAN	/s/ TONY M. MCKINNEY
Curt R. Hartman, Interim Chief Executive Officer and Vice President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	Tony M. McKinney, Vice President, Chief Accounting Officer (Principal Accounting Officer)

/s/ WILLIAM U. PARFET	/s/ RONDA E. STRYKER
William U. Parfet—Director, Non-Executive Chairman	Ronda E. Stryker—Director

/s/ ROCH DOLIVEUX	/s/ SRIKANT M. DATAR
Roch Doliveux—Director	Srikant M. Datar, Ph.D.—Director

/s/ LOUISE L. FRANCESCONI	/s/ ALLAN C. GOLSTON
Louise L. Francesconi—Director	Allan C. Golston—Director

/s/ HOWARD L. LANCE	/s/ HOWARD E. COX, JR.
Howard L. Lance—Director	Howard E. Cox, Jr.—Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
STRYKER CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F
		Additions	Deductions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Describe (a)	Describe (b)	Balance at End of Period
DEDUCTED FROM ASSET ACCOUNTS
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$57	$9	$9	$1	$56
Year ended December 31, 2010	$66	$19	$30	$(2)	$57
Year ended December 31, 2009	$44	$28	$7	$(1)	$66

(a)	Uncollectible amounts written off, net of recoveries.

(b)	Effect of changes in foreign exchange rates.

45	Dollar amounts in millions except per share amounts or as otherwise specified.

FORM 10-K—ITEM 15(a) 3. and ITEM 15(c)
STRYKER CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit 3—	Articles of Incorporation and By-Laws
(i)
Composite copy of Restated Articles of Incorporation as amended through April 19, 2000— Incorporated by reference to Exhibit 3(i) to our Form 10-K for the year ended December 31, 2000 (Commission File No. 000-09165).

(ii)
Certificate of Amendment of Restated Articles of Incorporation dated June 4, 2004— Incorporated by reference to Exhibit 3(i) to our Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-09165).

(iii)	By-Laws-Incorporated by reference to Exhibit 3(ii) to our Form 8-K dated October 28, 2008 (Commission File No. 000-09165).

Exhibit 4—
Instruments defining the rights of security holders, including indentures—We agree to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of Stryker Corporation and its subsidiaries not exceeding 10% of the total assets of Stryker Corporation and its consolidated subsidiaries is authorized.

(i)
Credit Agreement, dated August 5, 2010, among Stryker Corporation and certain subsidiaries, as designated borrowers; the lenders party thereto; and Bank of America, N.A., as administrative agent—Incorporated by reference to Exhibit 4.1 to our Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 000-09165).

(ii)
Indenture, dated January 15, 2010, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.1 to our Form 8-K dated January 15, 2010 (Commission File No. 000-09165).

(iii)
First Supplemental Indenture (including the form of 2015 note), dated January 15, 2010, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.2 to our Form 8-K dated January 15, 2010 (Commission File No. 000-09165).

(iv)
Second Supplemental Indenture (including the form of 2020 note), dated January 15, 2010, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.3 to our Form 8-K dated January 15, 2010 (Commission File No. 000-09165).

(v)
Third Supplemental Indenture (including the form of 2016 note), dated September 16, 2011, between Stryker Corporation and U.S. Bank National Association —Incorporated by reference to Exhibit 4.2 to our Form 8-K dated September 16, 2011 (Commission File No. 000-09165).

Exhibit 10—	Material contracts
(i)*
2011 Long-Term Incentive Plan (as amended effective July 26, 2011)—Incorporated by reference to Exhibit 4(i) to Amendment No. 1 to our Registration Statement on Form S-8, File No. 2333-179142 (Commission File No. 000-09165).

(ii)*	2006 Long-Term Incentive Plan (as amended effective February 8, 2011)—Incorporated by reference to Exhibit 10(i) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).

(iii)*
Form of grant notice and terms and conditions for stock options granted in 2011 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(ii) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).

(iv)*
Form of grant notice and terms and conditions for restricted stock units granted in 2011 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).

(v)*
Form of grant notice and terms and conditions for performance stock units granted in 2011 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iv) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).

(vi)*
Form of grant notice and terms and conditions for stock options granted in 2010 under the 2006 Long-Term Incentive Plan.—Incorporated by reference to Exhibit 10(ii) to our Form 10-K for the year ended December 31, 2009 (Commission File No.000-09165).

(vii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2010 under the 2006 Long-Term Incentive Plan.—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 2009 (Commission File No.000-09165).

(viii)*	1998 Stock Option Plan (as Amended Effective July 23, 2008)—Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2008 (Commission File No. 000-09165).
(ix)*
Supplemental Savings and Retirement Plan (as Amended Effective January 1, 1996)—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 1994 (Commission File No.000-09165).

(x)*
Stock option agreement relating to special stock option award to Stephen P. MacMillan pursuant to the 1998 Stock Option Plan on February 7, 2006—Incorporated by reference to Exhibit 10.3 to our Form 8-K dated February 9, 2006 (Commission File No. 000-09165).

(xi)*
Statement of Terms Relating to Employment dated as of December 4, 1998 between Stryker UK Limited and Andrew G. Fox-Smith as amended and restated through February 9, 2009—Incorporated by reference to Exhibit 10 (x) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).

(xii)*	Compromise Agreement dated as of August 18, 2011 between Stryker UK Limited and Andrew Fox-Smith.
(xiii)*
Executive Management Agreement dated as of December 2, 2008 between Dean H. Bergy and Stryker Corporation- Incorporated by reference to Exhibit 10 (xii) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).

(xiv)*	Stryker Corporation Executive Bonus Plan—Incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(xv)	Form of Indemnification Agreement for Directors—Incorporated by reference to Exhibit 10 (xiv) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xvi)	Form of Indemnification Agreement for Certain Officers—Incorporated by reference to Exhibit 10 (xv) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xvii)
Sale and Purchase Agreement, dated January 3, 2011, between Boston Scientific Corporation and Stryker Corporation—Incorporated by reference to Exhibit 10(xv) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).

Exhibit 11—	Statement re: computation of per share earnings
(i)	Consolidated Statement of Earnings in Item 8 of this report.

Exhibit 21—	Subsidiaries of the registrant
(i)	List of Subsidiaries.

Exhibit 23—	Consent of experts and counsel
(i)	Consent of Independent Registered Public Accounting Firm.

Exhibit 31—	Rule 13a-14(a) Certifications
(i)	Certification by Principal Executive Officer and Principal Financial Officer of Stryker Corporation.

Exhibit 32—	18 U.S.C. Section 1350 Certifications
(i)**	Certification by Interim Chief Executive Officer and Vice President and Chief Financial Officer of Stryker Corporation.

Exhibit 99—	Additional exhibits
(i)*	2008 Employee Stock Purchase Plan as amended on February 10, 2009—Incorporated by reference to Exhibit 99 (i) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).

Exhibit 101—	XBRL (Extensible Business Reporting Language) Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	compensation arrangement

**	furnished with this Form 10-K

