Form 10-K/A
period 2011-12-31
STRYKER CORP
filed 2012-04-24
CIK 310764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
In connection with our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 13, 2012 (the “Original Filing”), Stryker Corporation's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011 and concluded that its internal control over financial reporting is effective as of December 31, 2011. This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Original Filing is being filed to correct an incorrect reference to “disclosure controls and procedures” in “Management's Report on Internal Control Over Financial Reporting” included in “Item 9A. Controls and Procedures” of the Original Filing.
As required by the rules of the SEC, this Form 10-K/A also includes an amended “Item 15. Exhibits and Financial Statement Schedules” and includes a new certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the individual who currently serves as Interim Chief Executive Officer and Chief Financial Officer of the Company. Because no financial statements have been included in this Form 10-K/A, paragraph 3 of the certification has been omitted.

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A does not modify or update disclosures in the Original Filing or reflect events subsequent to the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing.

PART II

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
Stryker Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that our internal control over financial reporting is effective. The internal controls over financial reporting of an acquired business are eligible for a one year exclusion as permitted by Securities and Exchange Commission Staff interpretive guidance. Accordingly, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Neurovascular business, which is included in the December 31, 2011 consolidated financial statements of Stryker Corporation and subsidiaries and constitutes 13% and 7% of total assets and shareholders' equity, respectively, as of December 31, 2011 and 4% of revenues for the year then ended.
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
The Consolidated Financial Statements were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 13, 2012.

The Report of Independent Registered Public Accounting Firm on Financial Statements was previously filed with the Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 13, 2012.

(a) 2.	Financial Statement Schedules

The consolidated financial statement schedule (Schedule II) of Stryker Corporation and its subsidiaries was previously filed with the Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 13, 2012. All other schedules for which provision is made in the applicable accounting regulation of the U.S. Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

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

STRYKER CORPORATION

Date: April 24, 2012	/s/ CURT R. HARTMAN
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

(xii)* (1)	Compromise Agreement dated as of August 18, 2011 between Stryker UK Limited and Andrew Fox-Smith.
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

Exhibit 11—	Statement re: computation of per share earnings
(i) (1)	Consolidated Statement of Earnings in Item 8 of this report.

Exhibit 21—	Subsidiaries of the registrant
(i) (1)	List of Subsidiaries.

Exhibit 23—	Consent of experts and counsel
(i) (1)	Consent of Independent Registered Public Accounting Firm.
(ii) (2)	Consent of Independent Registered Public Accounting Firm.

Exhibit 31—	Rule 13a-14(a) Certifications
(i) (1)	Certification by Principal Executive Officer and Principal Financial Officer of Stryker Corporation.
(ii) (2)	Certification by Principal Executive Officer and Principal Financial Officer of Stryker Corporation.

Exhibit 32—	18 U.S.C. Section 1350 Certifications
(i) (1)	Certification by Interim Chief Executive Officer and Vice President and Chief Financial Officer of Stryker Corporation.

Exhibit 99—	Additional exhibits
(i)*	2008 Employee Stock Purchase Plan as amended on February 10, 2009—Incorporated by reference to Exhibit 99 (i) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).

Exhibit 101—	XBRL (Extensible Business Reporting Language) Documents
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Schema Document
101.CAL (1)	XBRL Calculation Linkbase Document
101.DEF (1)	XBRL Definition Linkbase Document
101.LAB (1)	XBRL Label Linkbase Document
101.PRE (1)	XBRL Presentation Linkbase Document

*	compensation arrangement

(1) filed with Original Filing (2) filed herewith