Form 10-Q
period 2012-03-31
STRYKER CORP
filed 2012-04-24
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
YES [  ]         NO [X]

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
380,933,033 shares of Common Stock, $0.10 par value, as of March 31, 2012.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended March 31
	2012	2011
Net sales	$2,161	$2,015
Cost of sales	709	689
Gross profit	1,452	1,326
Research, development and engineering expenses	112	111
Selling, general and administrative expenses	819	765
Intangible asset amortization	31	27
Restructuring charges	14	—
Total operating expenses	976	903
Operating income	476	423
Other income (expense)	(8)	(12)
Earnings before income taxes	468	411
Income taxes	118	104
Net earnings	$350	$307

Net earnings per share of common stock:
Basic net earnings per share of common stock	$0.92	$0.79
Diluted net earnings per share of common stock	$0.91	$0.78

Weighted-average shares outstanding—in millions:
Basic	381.0	390.0
Employee stock options	9.6	9.4
Less antidilutive stock options	(6.8)	(5.2)
Net effect of dilutive employee stock options	2.8	4.2
Diluted	383.8	394.2

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
	2012	2011
Net Earnings	$350	$307
Unrealized gain (loss) on securities, net of income taxes	7	(7)
Unfunded pension losses, net of income taxes	(1)	(1)
Foreign currency translation adjustments	85	271
Total Other Comprehensive Income	91	263
Comprehensive Income	$441	$570

See accompanying notes to Condensed Consolidated Financial Statements.

1	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31	December 31
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$690	$905
Marketable securities	2,607	2,513
Accounts receivable, less allowance of $59 ($56 in 2011)	1,472	1,417
Inventories
Materials and supplies	200	185
Work in process	71	46
Finished goods	1,047	1,052
Total inventories	1,318	1,283
Deferred income taxes	806	820
Prepaid expenses and other current assets	336	273
Total current assets	7,229	7,211
Property, Plant and Equipment
Land, buildings and improvements	612	600
Machinery and equipment	1,509	1,455
Total Property, Plant and Equipment	2,121	2,055
Less allowance for depreciation	1,212	1,167
Net Property, Plant and Equipment	909	888
Other Assets
Goodwill	2,082	2,072
Other intangibles, less accumulated amortization of $612 ($535 in 2011)	1,425	1,442
Loaner instrumentation, less accumulated amortization of $830 ($795 in 2011)	320	318
Deferred income taxes	333	317
Other	161	157
Total assets	$12,459	$12,405
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	311	345
Accrued compensation	290	444
Income taxes	85	116
Dividend payable	81	81
Accrued expenses and other liabilities	759	825
Current maturities of debt	23	17
Total current liabilities	1,549	1,828
Long-Term Debt, excluding current maturities	1,751	1,751
Other Liabilities	1,137	1,143
Shareholders' Equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, Outstanding: 381 million shares (381 million in 2011)	38	38
Additional paid-in capital	1,048	1,022
Retained earnings	6,701	6,479
Accumulated other comprehensive income	235	144
Total shareholders' equity	8,022	7,683
Total liabilities & shareholders' equity	$12,459	$12,405

See accompanying notes to Condensed Consolidated Financial Statements.

2	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2012	$38	$1,022	$6,479	$144	$7,683
Net earnings			350		350
Other Comprehensive Income				91	91
Issuance of 1.0 million shares of common stock under stock option and benefit plans, including $3 excess income tax benefit		8			8
Repurchase and retirement of 1.0 million shares of common stock		(3)	(47)		(50)
Share-based compensation		21			21
Cash dividends declared of $0.2125 per share of common stock			(81)		(81)
Balances at March 31, 2012	$38	$1,048	$6,701	$235	$8,022

See accompanying notes to Condensed Consolidated Financial Statements.

In February 2012 Stryker Corporation declared a quarterly dividend of $0.2125 per share payable April 30, 2012 to shareholders of record at the close of business on March 30, 2012.

3	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2012	2011
Operating Activities
Net earnings	$350	$307
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	39	40
Amortization	84	75
Share-based compensation	21	20
Restructuring charges	14	—
Sale of inventory stepped-up to fair value at acquisition	12	55
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(48)	(28)
Inventories	(29)	(69)
Loaner instrumentation	(54)	(61)
Accounts payable	(35)	(5)
Accrued expenses and other liabilities	(202)	(111)
Income taxes	(43)	9
Other	(74)	(28)
Net cash provided by operating activities	35	204

Investing Activities
Acquisitions, net of cash acquired	(9)	(1,455)
Purchases of marketable securities	(1,214)	(903)
Proceeds from sales of marketable securities	1,152	1,475
Purchases of property, plant and equipment	(52)	(55)
Proceeds from sales of property, plant and equipment	—	60
Net cash used in investing activities	(123)	(878)

Financing Activities
Proceeds from borrowings	44	33
Payments on borrowings	(38)	(31)
Dividends paid	(81)	(71)
Repurchase and retirement of common stock	(50)	(250)
Other	(3)	(70)
Net cash used in financing activities	(128)	(389)

Effect of exchange rate changes on cash and cash equivalents	1	40
Decrease in cash and cash equivalents	$(215)	$(1,023)

See accompanying notes to Condensed Consolidated Financial Statements.

4	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2012

NOTE 1 - BASIS OF PRESENTATION

General Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2011.

Management believes that the accompanying Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Recently Adopted Accounting Standards:

In 2012 we adopted the amended provisions of the Fair Value Measurement topic of the FASB Codification. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (IFRS). This topic changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The changes in principles and enhanced disclosures, where material, are included in Note 2 to the Consolidated Financial Statements.

In 2012 we adopted the amended provisions of the Comprehensive Income topic of the FASB Codification. The amended provisions were issued to enhance comparability between entities that report under GAAP and IFRS and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This topic eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements as the amendment impacts presentation only; we have elected to present the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate consecutive statements.

NOTE 2 - FAIR VALUE MEASUREMENTS

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
When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. The fair value of our Level 3 assets and liabilities are calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 assets may also be based on sale prices of similar assets. Our fair value calculations take into consideration our credit risk and that of our counterparties. We have not changed our valuation techniques used in measuring the fair value of any financial assets and liabilities during the year.

Our valuation of our assets and liabilities measured at fair value on a recurring basis by the aforementioned pricing categories is:

5	Dollar amounts in millions except per share amounts or as otherwise specified

	Total		(Level 1)		(Level 2)		(Level 3)
	March	December	March	December	March	December	March	December
	2012	2011	2012	2011	2012	2011	2012	2011

Assets:
Cash and cash equivalents	$690	$905	$690	$905	$—	$—	$—	$—
Available-for-sale marketable securities
Corporate and asset-backed debt securities	1,402	1,350	—	—	1,401	1,349	1	1
Foreign government debt securities	810	747	—	—	810	747	—	—
U.S. agency debt securities	224	241	—	—	224	241	—	—
Certificates of deposit	51	36	—	—	51	36	—	—
Other	121	140	—	—	121	140	—	—
Total available-for-sale marketable securities	2,608	2,514	—	—	2,607	2,513	1	1
Trading marketable securities	55	50	55	50	—	—	—	—
Foreign currency exchange contracts	2	1	—	—	2	1	—	—
	$3,355	$3,470	$745	$955	$2,609	$2,514	$1	$1
Liabilities:
Deferred compensation arrangements	$55	$50	$55	$50	$—	$—	$—	$—
Contingent considerations	85	85	—	—	—	—	85	85
Foreign currency exchange contracts	—	9	—	—	—	9	—	—
	$140	$144	$55	$50	$—	$9	$85	$85

Following is a rollforward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Total		Corporate and Asset-Backed Debt Securities		Foreign Government Debt Securities		Contingent Consideration

	March	December	March	December	March	December	March	December
	2012	2011	2012	2011	2012	2011	2012	2011
Balance at the beginning of the period	$86	$87	$1	$1	$—	$1	$85	$85
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	(1)	—	—	—	(1)	—	—
Gains or (losses) included in earnings	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Balance at the end of the period	$86	$86	$1	$1	$—	$—	$85	$85

The estimated fair value of the liability for contingent consideration represents milestone payments for the acquisitions completed in 2011. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that included our probability assessments of occurrence of triggering events appropriately discounted considering the uncertainties associated with the obligation, calculated in accordance with the terms of the acquisition agreement.
The following table presents quantitative information about the inputs and valuation methodologies the Company uses for material fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2012:

				Range (Weighted Average)
	Fair Value at 03/31/2012	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average
Contingent considerations	$85	Discounted Cash Flow	Probability of occurrence	90	100	95
The following tables present a summary of our marketable securities at March 31, 2012 and December 31, 2011:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized (Losses)		Estimated Fair Value
	March	December	March	December	March	December	March	December
	2012	2011	2012	2011	2012	2011	2012	2011
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$1,397	$1,353	$6	$2	$(1)	$(5)	$1,402	$1,350
Foreign government debt securities	807	745	3	3	—	(1)	810	747
U.S. agency debt securities	224	241	—	—	—	—	224	241
Certificates of deposit	51	36	—	—	—	—	51	36
Other	121	140	—	—	—	—	121	140
Total available-for-sale marketable securities	$2,600	$2,515	$9	$5	$(1)	$(6)	2,608	2,514
Trading marketable securities							55	50
Total marketable securities							$2,663	$2,564
Reported as:
Current assets-Marketable securities							$2,607	$2,513
Noncurrent assets-Other							56	51
							$2,663	$2,564

6	Dollar amounts in millions except per share amounts or as otherwise specified

The unrealized losses on our available-for-sale marketable securities were primarily caused by increases in interest yields as a result of continued challenging conditions in the global credit markets. While many of these investments have been downgraded by rating agencies since their initial purchase, less than 1% of our investments in corporate and asset-backed debt securities had a credit quality rating of less than single A (per Standard & Poor’s or Fitch). Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at March 31, 2012. The cost and estimated fair value of available-for-sale marketable securities at March 31, 2012 by contractual maturity are:

	Cost	Estimated Fair Value
Due in one year or less	$341	$342
Due after one year through three years	2,193	2,200
Due after three years	66	66
	$2,600	$2,608
The gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2012, are as follows:

	Corporate and Asset-Backed Debt Securities		Foreign Government Debt Securities		U.S. Agency Debt Securities		Other		Total
	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total
Number of Investments	154	154	36	36	43	43	51	51	284	284
Fair Value	$267	$267	$120	$120	$99	$99	$95	$95	$581	$581
Unrealized Losses	1	1	—	—	—	—	—	—	1	1
Interest and marketable securities income totaled $12 and $7, for the three months ended March 31, 2012 and 2011, respectively, and is included in other income (expense).
NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding forward currency exchange contracts but do not anticipate nonperformance by any of our counterparties. For the three months ended March 31, 2012 and 2011, recognized foreign currency transaction losses included in other income (expense) in the Consolidated Statements of Earnings were ($1) in each period. The outstanding derivative contracts and their effects on our Consolidated Balance Sheets at March 31, 2012 were:

	Notional Amount	Assets	Liabilities	Maximum Term (Days)

Forward currency exchange contracts	$1,805	$2	$—	93
NOTE 4 - ACQUISITIONS
We did not complete any material acquisitions of businesses or product lines in the first quarter of 2012. In January 2011, we acquired the assets of the Neurovascular division of Boston Scientific Corporation (Neurovascular) in an all cash transaction for $1,450, with an additional payment of $50 to be made upon the completion of certain milestones. The purchase price was based upon a preliminary valuation; during the first quarter of 2012, we completed the measurement period on the Neurovascular acquisition and the final valuation did not result in material adjustments.
NOTE 5 - CONTINGENCIES
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property and other matters. The outcomes of certain of these matters will not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. Estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.
For each of the following legal matters the final outcome is dependent on many variables and cannot be predicted. Accordingly, it is not possible at this time for us to estimate any material loss or range of loss. As a result, we have not accrued for any liability related to these matters. However, the ultimate cost to resolve these matters could have a material adverse effect on our financial position, results of operations and cash flows.
In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities against us were filed in the United States District

7	Dollar amounts in millions except per share amounts or as otherwise specified

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
In 2010 we received a subpoena from the United States Department of Justice related to sales, marketing and regulatory matters related to the Stryker PainPump. The investigation is ongoing.
In 2010 we received a subpoena from the United States Department of Justice (DOJ) related to the sales and marketing of the OtisKnee device. We continue to cooperate with the ongoing government investigation and to take other actions to minimize our potential exposure.
In 2010 a shareholder's derivative action complaint against certain of our current and former Directors and Officers was filed in the United States District Court for the Western District of Michigan Southern Division. This lawsuit was brought by the Westchester Putnam Counties Heavy and Highway Laborers Local 60 Benefit Funds and Laborers Local 235 Benefit Funds. The complaint alleges claims for breach of fiduciary duties and gross mismanagement in connection with certain product recalls, United States Food and Drug Administration (FDA) warning letters, government investigations relating to physician compensation and the criminal proceeding brought against our Biotech division. The case has been stayed while a Special Committee of the Board of Directors evaluates the claims.
In 2007 we disclosed that the United States Securities and Exchange Commission (SEC) made an inquiry of us regarding possible violations of the Foreign Corrupt Practices Act (FCPA) in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, we received a subpoena from the United States Department of Justice, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the SEC inquiry. We are fully cooperating with the U.S. Department of Justice and the SEC regarding these matters.
In 2007, the United States Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to us seeking to determine whether we violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker's orthopedic medical devices in procedures paid for in whole or in part by Medicare. We have produced numerous documents and other materials to HHS in response to the subpoena.
The following provides an update to the status of two previously disclosed matters:
In 2010 a purported class action lawsuit against us was filed in the United States District Court for the Southern District of New York on behalf of those who purchased our common stock between January 25, 2007 and November 13, 2008, inclusive.  The lawsuit seeks remedies under the Securities Exchange Act of 1934. In May 2010 the lawsuit was transferred to the United States District Court for the Western District of Michigan Southern Division.  On March 30, 2012, the case was dismissed.  Should plaintiffs appeal this ruling, we will continue to vigorously defend this matter.
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
NOTE 6 - LONG-TERM DEBT AND CREDIT FACILITIES
Our debt is summarized as follows:

	March 31	December 31
	2012	2011
3.00% senior unsecured notes, due January 15, 2015	$500	$500
4.375% senior unsecured notes, due January 15, 2020	497	497
2.00% senior unsecured notes, due September 30, 2016	749	749
Other	28	22
Total debt	1,774	1,768
Less current maturities	(23)	(17)
Long-term debt	$1,751	$1,751

Our $1,000 Senior Unsecured Revolving Credit Facility due August 2013 (the 2010 Facility) requires us to comply with certain

8	Dollar amounts in millions except per share amounts or as otherwise specified financial and other covenants. We were in compliance with all covenants at March 31, 2012. We have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At March 31, 2012, we had $1,106 of additional borrowing capacity available under all of our existing credit facilities. The weighted-average interest rate, excluding required fees, for all borrowings was 3.0% at March 31, 2012. At March 31, 2012, total unamortized debt issuance costs incurred in connection with our senior unsecured notes were $12. The fair value of long term debt (including current maturities) at March 31, 2012, and December 31, 2011 was $1,839 and $1,837 respectively, based on the quoted interest rates for similar types and amounts of borrowing agreements.

NOTE 7 - CAPITAL STOCK

In December of each of 2011 and 2010, we announced that our Board of Directors had authorized us to purchase up to $500 of our common stock (the 2011 and 2010 Repurchase Programs, respectively). The manner, timing and amount of purchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise.

We had not made any repurchases pursuant to the 2011 Repurchase Program as of March 31, 2012. During the first quarter of 2012, we repurchased 1.0 million shares at a cost of $50 pursuant to the 2010 Repurchase Program. As of March 31, 2012, the maximum dollar value of shares that may yet be purchased under the 2010 Repurchase Program was $153. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

NOTE 8 - RESTRUCTURING CHARGES

In the first quarter of 2012 we recorded $6 in severance and related costs in connection with the continuation of a focused reduction of our global workforce and other restructuring activities expected to reduce our global workforce by approximately 5% by the end of 2012. The targeted reductions and other restructuring activities were initiated in 2011 to provide efficiencies and realign resources in advance of the new Medical Device Excise Tax scheduled to begin in 2013, as well as to allow for continued investment in strategic areas and drive growth. In addition, we recorded $3 in intangible asset impairment and $5 in contractual and other obligations as certain of our restructuring actions resulted in the discontinued use of specific assets and the exit of certain lease and other commitments. The restructuring charges that we recorded in 2011 and 2009 are described in Note 10 to the Consolidated Financial Statements included in our 2011 Form 10-K. A summary of our restructuring liability balance and first quarter restructuring activity for 2012 is as follows:

	Total	Agent Conversion	Asset Impairment	Severance and Related Costs	Contractual Obligations and Other
January 1 Balance	$28	$9	$—	$10	$9
Charges to Earnings	14	—	3	6	5
Cash Paid	(11)	(2)	—	(5)	(4)
Other Adjustments	(7)	(1)	(3)	(2)	(1)
March 31 Balance	$24	$6	$—	$9	$9

We expect our current restructuring actions to be complete by the end of 2012 and that related cash payments will be made by the end of the first quarter of 2013.

NOTE 9 - SEGMENT INFORMATION

We segregate our operations into three reportable business segments: Reconstructive, MedSurg, and Neurotechnology and Spine. Our reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 to the Consolidated Financial Statements included in our 2011 Form 10-K.

Net sales and net earnings by business segment for the three months ended March 31, 2012 and 2011 are as follows:

	Reconstructive		MedSurg		Neurotechnology and Spine		Other		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$958	$911	$821	$764	$382	$340	$—	$—	$2,161	$2,015
Segment net earnings (loss)	233	203	160	141	68	62	(83)	(53)	378	353
Other (net of income taxes):
Less acquisition, integration and other charges									(17)	(46)
Less restructuring charges									(11)	—
Net earnings									350	307

9	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures, including percentage sales growth in constant currency, adjusted net earnings and adjusted diluted net earnings per share. We believe that these non-GAAP measures provide meaningful information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency, adjusted net earnings and adjusted net earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments, and analyzing potential future business trends in connection with our budget process and bases certain annual bonus plans on these non-GAAP financial measures. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current year results at prior year average foreign currency exchange rates. To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, net earnings and diluted net earnings per share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Results of Operations below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

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

In the United States, most of the Company's products are marketed directly to doctors, hospitals and other health-care facilities. For the most part, Stryker maintains separate and dedicated sales forces for each of its principal product lines to provide focus and a high level of expertise to each medical specialty served. Internationally, the Company's products are sold in over 100 countries through Company-owned sales subsidiaries and branches as well as third-party dealers and distributors. The Company's business is generally not seasonal in nature; however, the number of reconstructive surgeries is lower during the summer months.

In the first three months, revenues in the United States accounted for 64.0% and 63.5% of total revenues in 2012 and 2011, respectively, and international revenues accounted for 36.0% and 36.5% of total revenues in 2012 and 2011, respectively.

RESULTS OF OPERATIONS

Our consolidated results of operations for the three months ended March 31, 2012 and 2011 were:

	First Quarter
	2012	2011	% Change
Net Sales	$2,161	$2,015	7.2
Gross Profit	1,452	1,326	9.5
Research, development & engineering expenses	112	111	0.9
Selling, general & administrative expenses	819	765	7.1
Intangible amortization	31	27	14.8
Restructuring charges	14	—	—
Other income (expense)	(8)	(12)	(33.3)
Income taxes	118	104	13.5
Net Earnings	$350	$307	14.0
Diluted Net Earnings per share	$0.91	$0.78	16.7

Our geographic and segment net sales for the three months ended March 31, 2012 and 2011 were:

10	Dollar amounts in millions except per share amounts or as otherwise specified

			Percentage Change
			2012/2011
	Three Months Ended March 31			Constant Currency
	2012	2011	Reported
Geographic sales:
United States	$1,384	$1,279	8.2	8.2
International	777	736	5.6	6.1
Total net sales	$2,161	$2,015	7.2	7.4
Segment sales:
Reconstructive	$958	$911	5.2	5.2
MedSurg	821	764	7.5	7.9
Neurotechnology and Spine	382	340	12.4	12.3
Total net sales	$2,161	$2,015	7.2	7.4

Net sales in the quarter increased 7.2% from 2011. In the quarter, net sales grew 6.9% as a result of increased unit volume and changes in product mix, and 2.3% due to acquisitions, which were partially offset by an unfavorable impact of 1.7% due to changes in price and 0.2% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency net sales increased in the quarter by 7.4% from 2011.

In the United States net sales in the quarter were $1,384, an increase of 8.2% from 2011 as a result of higher shipments of Reconstructive implants and Neurotechnology and Spine products and sales growth through acquisitions. International net sales in the quarter were $777, an increase of 5.6% from 2011. In constant currency, international net sales increased 6.1% in the quarter from 2011, primarily due to higher shipments of MedSurg and Neurotechnology and Spine products as well as sales growth through acquisitions.

The following geographical sales growth information by segment is provided to supplement the net sales information presented above:

	Three Months Ended March 31
			% Change
					U.S.	International
	2012	2011	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Reconstructive
Hips	312	302	3.3	3.1	6.3	0.2	(0.1)
Knees	352	335	5.1	5.0	4.9	4.8	5.2
Trauma and Extremities	243	223	9.0	9.7	12.6	6.5	7.3
Total Reconstructive	958	911	5.2	5.2	7.4	2.4	2.6
MedSurg
Instruments	314	285	10.2	10.5	12.2	5.1	6.3
Endoscopy	279	268	4.1	4.4	2.1	9.1	10.4
Medical	179	171	4.7	5.2	(1.8)	29.3	31.9
Total Medsurg	821	764	7.5	7.9	6.3	11.2	12.6
Neurotechnology and Spine
Spine	181	161	12.4	12.2	14.7	6.4	6.8
Neurotechnology	201	179	12.3	12.3	15.8	7.8	8.0
Total Neurotechnology and Spine	382	340	12.4	12.3	15.2	7.3	7.5

Reconstructive net sales in the quarter increased 5.2% from 2011, primarily due to a 6.1% increase in unit volume and changes in product mix. The increase in units sold was due to higher industry demand. In addition, net sales were negatively impacted by an unfavorable impact of 2.6% due to a change in price, partially offset by the favorable impact of 1.8% due to acquisitions. In constant currency Reconstructive net sales in the quarter increased 5.2% from 2011, primarily due to increases in Trauma and Extremities and with Knees and Hips also contributing to the increases.

MedSurg net sales in the quarter increased 7.5% from 2011, primarily due to a 8.2% increase in unit volume and changes in product mix and 0.3% due to acquisitions. These increases were partially offset by an unfavorable impact of 0.5% due to changes in price and 0.4% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency MedSurg net sales in the quarter increased 7.9% from 2011, led by higher shipments of Instruments, Endoscopy and reprocessed and remanufactured medical devices.

Neurotechnology and Spine net sales in the quarter increased 12.4% from 2011, primarily due to a 6.2% increase in unit volume and changes in product mix and 8.0% due to acquisitions, partially offset by an unfavorable impact of 2.0% due to changes in price. In

11	Dollar amounts in millions except per share amounts or as otherwise specified constant currency Neurotechnology and Spine net sales in the quarter increased 12.3% from 2011.

Consolidated Cost of Sales

Cost of sales in the quarter increased 2.9% from 2011 to 32.8% of sales compared to 34.2% in 2011. Cost of sales in 2012 includes an additional cost of $12 related to inventory that was stepped up to fair value following acquisitions compared to $54 in 2011. Cost of sales in 2012 also included $2 in other restructuring-related costs. Excluding the impact of these amounts, cost of sales in the first quarter of 2012 were 32.2% of sales compared to 31.5% in 2011. This increase was primarily due to the impact of lower pricing on sales resulting in an increase in cost of sales as a percentage of sales and increased charges for excess and obsolete inventory.

Research, Development and Engineering Expenses

Research, development and engineering expenses represented 5.2% of sales in the quarter compared to 5.5% in 2011. The change in spending level is due primarily to the termination of all development of the OP-1 molecule in late 2011, the timing of new product development for anticipated future product launches and continued investment in new technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the quarter increased 7.1% and represented 37.9% of sales compared to 38.0% in 2011. Included in 2012 were $8 in separation costs associated with our former Chief Executive Officer; in addition, 2012 included $9 related to acquisition and integration-related charges compared to $13 in 2011. Excluding the impact of these amounts expenses in the first quarter of 2012 were 37.1% of sales compared to 37.3% in 2011.

Restructuring Charges

In the quarter we recorded $14 in restructuring charges related to the continuation of focused reductions of our global workforce and other restructuring activities that are expected to reduce our global workforce by approximately 5% and be substantially complete by the end of 2012 at a total cost of approximately $150 to $175. The actions were initiated in 2011 to provide efficiencies and realign resources in advance of the new Medical Device Excise Tax scheduled to begin in 2013, as well as to allow for continued investment in strategic areas and drive growth.

Other Income (Expense)

Other expense in the quarter decreased $4 from 2011 as a result of higher average yields on investments and higher average balances of marketable securities, partially offset by higher interest expense associated with the senior unsecured notes issued in September 2011.

Income Taxes

Our effective income tax rate on earnings in the quarter was 25.2% compared to 25.3% in 2011. The rate for the quarter includes the amortization of inventory step-up charges of $10 (net of $2 income benefit) and acquisition, integration, restructuring and other charges of $18 (net of $7 income benefit).

Net Earnings

Net earnings in the quarter increased 14.0% from 2011 to $350. Basic net earnings per share in the quarter increased 16.5% from 2011 to $0.92, and diluted net earnings per share in the quarter increased 16.7% from 2011 to $0.91.

Reported net earnings includes restructuring and related charges and acquisition and integration related charges related to the Neurovascular, Orthovita, Memometal and Concentric acquisitions, including integration related costs and additional cost of sales for inventory sold in the year that was “stepped up” to fair value. Excluding the impact of these items, adjusted net earnings in the quarter increased 7.4% to $379 and adjusted diluted net earnings per share increased 10.0% to $0.99.

The following reconciles the non-GAAP financial measures adjusted net earnings and adjusted diluted net earnings per share with the most directly comparable GAAP financial measures, reported net earnings and diluted net earnings per share:

12	Dollar amounts in millions except per share amounts or as otherwise specified

	Three Months Ended March 31
	2012	2011
Reported net earnings	$350	$307
Acquisition and integration-related charges, net of tax:
Inventory "step up" to fair value	10	36
Acquisition and integration related charges	7	10
Restructuring and related charges	12	—
Adjusted net earnings	$379	$353

Diluted net earnings per share of common stock:
Reported diluted net earnings per share	0.91	0.78
Acquisition and integration-related charges, net of tax:
Inventory "step up" to fair value	0.03	0.09
Acquisition and integration related charges	0.02	0.03
Restructuring and related charges	0.03	—
Adjusted diluted net earnings per share	$0.99	$0.90
Weighted-average diluted shares outstanding	383.8	394.2

The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

HEALTHCARE REFORM IN THE UNITED STATES
In 2010 federal legislation to reform the United States healthcare system was enacted into law. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the new law will have a significant impact upon various aspects of our business operations. However, it is unclear how the new law will impact patient access to new technologies or reimbursement rates under the Medicare program. In addition, the new law imposes a 2.3 percent excise tax on medical devices, scheduled to be implemented in 2013, that will apply to United States sales of a majority of our medical device products. We continue to assess the impact that federal healthcare reform will have on our business.
LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operating cash flow was $35 in the quarter, a decrease of 82.8% from 2011. Operating cash flow resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, stock-based compensation, sale of inventory stepped-up to fair value at acquisition and deferred income taxes), partially offset by an increase in working capital. Cash payments of tax consumed $153 in the quarter. The net of accounts receivable, inventory, loaner instrumentation and accounts payable consumed $166 of operating cash flow in the quarter, including $54 for loaner instrumentation and $35 for accounts payable. Inventory consumed $29 of operating cash flow primarily due to the building of inventory related to acquisitions and other business growth, increased stock levels in advance of new product introductions and higher inventory levels in support of sales growth. Inventory days on hand increased by 8 days due to the impact of the above. Accounts receivable used $48, primarily due to the building of accounts receivable related to acquisitions and other business growth. Accounts receivable days sales outstanding increased by 2 days due to timing of sales. In addition, the payment of certain legal settlements consumed $33 of operating cash flow in the quarter.

Investing Activities

Net investing activities consumed $123 of cash in the quarter compared to $878 in the comparable 2011 period. Cash used was primarily due to capital spending in both periods as well as acquisition activity in 2011.

Financing Activities

Net financing activities consumed $128 of cash in the quarter compared to $389 in the 2011 period, primarily due to the payment of dividends and repurchases of common stock. Dividends paid per common share increased 18.1% from $0.18 in the 2011 quarter to $0.2125 in 2012 period.

Liquidity

Our cash and marketable securities were $3,297 at March 31, 2012 and $3,418 at December 31, 2011 and our current assets exceeded current liabilities by $5,680 at March 31, 2012 and $5,383 at December 31, 2011. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have funded, and may continue from time to time to fund, ourselves in the capital markets. We have strong short- and long-term debt ratings that we believe should enable us to refinance

13	Dollar amounts in millions except per share amounts or as otherwise specified our debt as it becomes due. In addition, we have a $1,000 credit facility with a diverse group of financial institutions that, if needed, should provide sufficient funding to meet short-term financing requirements. We had approximately $1,106 of borrowing capacity available under all of our existing credit facilities at March 31, 2012.

At March 31, 2012, approximately 66% of our consolidated cash and cash equivalents and marketable securities were held in locations outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. We do not intend to repatriate any significant amounts of cash in the foreseeable future.

We continuously monitor our investment portfolio positions for exposures to the European debt crisis.  We currently do not have any investments in the sovereign debt instruments of Spain, Portugal, Ireland, Italy or Greece.  Any non-sovereign exposure in these countries in our investment portfolios is considered immaterial.

We continually evaluate our government receivables, particularly in Spain, Italy, Portugal and Greece. We believe that our current reserves related to receivables are adequate and any additional concentration of credit risk associated with the European debt crisis is not expected to have a material adverse impact on our financial position or liquidity.

Guarantees and Other Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.

OTHER MATTERS

Hedging
We have certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currencies. In the quarter, the strengthening of foreign currencies relative to the United States dollar increased the value of these investments in net assets and the related foreign currency translation adjustment gain in shareholders’ equity by $85.
Legal and Regulatory Matters
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property and other matters. The outcomes of certain of these matters will not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. Estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.
For each of the following legal matters the final outcome is dependent on many variables and cannot be predicted. Accordingly, it is not possible at this time for us to estimate any material loss or range of loss. As a result, we have not accrued for any liability related to these matters. However, the ultimate cost to resolve these matters could have a material adverse effect on our financial position, results of operations and cash flows.
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
In 2010 we received a subpoena from the United States Department of Justice related to sales, marketing and regulatory matters related to the Stryker PainPump. The investigation is ongoing.
In 2010 we received a subpoena from the United States Department of Justice (DOJ) related to the sales and marketing of the OtisKnee device. We continue to cooperate with the ongoing government investigation and to take other actions to minimize our potential exposure.
In 2010 a shareholder's derivative action complaint against certain of our current and former Directors and Officers was filed in the United States District Court for the Western District of Michigan Southern Division. This lawsuit was brought by the Westchester Putnam Counties Heavy and Highway Laborers Local 60 Benefit Funds and Laborers Local 235 Benefit Funds. The complaint alleges

14	Dollar amounts in millions except per share amounts or as otherwise specified claims for breach of fiduciary duties and gross mismanagement in connection with certain product recalls, United States Food and Drug Administration (FDA) warning letters, government investigations relating to physician compensation and the criminal proceeding brought against our Biotech division. The case has been stayed while a Special Committee of the Board of Directors evaluates the claims.
In 2007 we disclosed that the United States Securities and Exchange Commission (SEC) made an inquiry of us regarding possible violations of the Foreign Corrupt Practices Act (FCPA) in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, we received a subpoena from the United States Department of Justice, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the SEC inquiry. We are fully cooperating with the U.S. Department of Justice and the SEC regarding these matters.
In 2007, the United States Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to us seeking to determine whether we violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker's orthopedic medical devices in procedures paid for in whole or in part by Medicare. We have produced numerous documents and other materials to HHS in response to the subpoena.
The following provides an update to the status of two previously disclosed matters:
In 2010 a purported class action lawsuit against us was filed in the United States District Court for the Southern District of New York on behalf of those who purchased our common stock between January 25, 2007 and November 13, 2008, inclusive.  The lawsuit seeks remedies under the Securities Exchange Act of 1934. In May 2010 the lawsuit was transferred to the United States District Court for the Western District of Michigan Southern Division.  On March 30, 2012, the case was dismissed.  Should plaintiffs appeal this ruling, we will continue to vigorously defend this matter.
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
FORWARD LOOKING STATEMENTS

This report contains statements referring to us that are not historical facts and are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the “safe harbor” provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as “may,” “could,” “will,” “should,” “possible,” “plan,” “predict,” “forecast,” “potential,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “may impact,” “on track,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition, or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We consider our material area of market risk exposure to be exchange rate risk. Quantitative and qualitative disclosures about exchange rate risk are included in the “Other Information” section of Management's Discussion and Analysis of Financial Condition in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, under the caption “Hedging and Derivative Financial Instruments” on pages 17-18. There have been no material changes from the information provided therein.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures –An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 was carried out under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Vice President and Chief Financial Officer (Certifying Officer). Based on that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective.

15	Dollar amounts in millions except per share amounts or as otherwise specified

Changes in Internal Controls Over Financial Reporting – There was no change to our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other Matters – We are in the process of implementing new Enterprise Resource Planning (ERP) systems at certain of our divisions including our Canadian and European divisions and the Neurovascular business acquired in 2011 from Boston Scientific Corporation. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting. In connection with this ERP system implementation, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that this ERP system implementation will have an adverse effect on our internal control over financial reporting.

16	Dollar amounts in millions except per share amounts or as otherwise specified

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) The Company issued 24,082 shares of its common stock in the first quarter of 2012 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

(c) In December of each of 2011 and 2010, we announced that our Board of Directors had authorized us to purchase up to $500 of our common stock (the 2011 and 2010 Repurchase Programs, respectively). The manner, timing and amount of purchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise.

We had not made any repurchases pursuant to the 2011 Repurchase Program as of March 31, 2012. During the first quarter of 2012, we repurchased 1.0 million shares at a cost of $50 pursuant to the 2010 Repurchase Program. As of March 31, 2012, the maximum dollar value of shares that may yet be purchased under the 2010 Repurchase Program was $153.

A summary of the activity pursuant to the 2010 Repurchase Program in the first quarter of 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans
2010 Repurchase Program

January 1, 2012—January 31, 2012	—	$—	—	$203
February 1, 2012—February 29, 2012	—	$—	—	$203
March 1, 2012—March 31, 2012	1.0	$52.50	1.0	$153
Total	1.0	$52.50	1.0

Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

ITEM 6.	EXHIBITS

(a)	Exhibits
	31(i)	Certification of Interim Chief Executive Officer and Vice President and Chief Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

	32(i)	Certification by Interim Chief Executive Officer and Vice President and Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

	10 (i)	Form of grant notice and terms and conditions for stock options granted in 2012 under the 2006 Long-Term Incentive Plan.
	10 (ii)	Form of grant notice and terms and conditions for restricted stock units granted in 2012 under the 2006 Long-Term Incentive Plan.
	10 (iii)	Form of grant notice and terms and conditions for performance stock units granted in 2012 under the 20011 Long-Term Incentive Plan.

	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

17	Dollar amounts in millions except per share amounts or as otherwise specified

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

April 24, 2012	/s/ CURT R. HARTMAN
Date	Curt R. Hartman, Interim Chief Executive Officer and Vice President and Chief Financial Officer

18

EXHIBIT INDEX

Exhibit 31(i) -	Rule 13a-14(a) Certifications
Certification of Interim Chief Executive Officer and Vice President and Chief Financial Officer of Stryker Corporation

Exhibit 32 (i)	18 U.S.C. Section 1350 Certifications
Certification by Interim Chief Executive Officer and Vice President and Chief Financial Officer of Stryker Corporation

Exhibit 10—	Material contracts
(i)	Form of grant notice and terms and conditions for stock options granted in 2012 under the 2006 Long-Term Incentive Plan.
(ii)	Form of grant notice and terms and conditions for restricted stock units granted in 2012 under the 2006 Long-Term Incentive Plan.
(iii)	Form of grant notice and terms and conditions for performance stock units granted in 2012 under the 2011 Long-Term Incentive Plan.

Exhibit 101 -	XBRL (Extensible Business Reporting Language) Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document