Form 10-Q
period 2012-06-30
STRYKER CORP
filed 2012-07-24
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
YES [   ]        NO [X]

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
380,444,166 shares of Common Stock, $0.10 par value, as of June 30, 2012.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net sales	$2,106	$2,046	$4,267	$4,061
Cost of sales	672	713	1,381	1,402
Gross profit	1,434	1,333	2,886	2,659
Research, development and engineering expenses	116	114	228	225
Selling, general and administrative expenses	823	786	1,642	1,551
Intangible asset amortization	31	32	62	59
Restructuring charges	19	—	33	—
Total operating expenses	989	932	1,965	1,835
Operating income	445	401	921	824
Other income (expense)	(10)	10	(18)	(2)
Earnings before income taxes	435	411	903	822
Income taxes	110	101	228	205
Net earnings	$325	$310	$675	$617

Net earnings per share of common stock:
Basic net earnings per share of common stock	$0.85	$0.80	$1.77	$1.59
Diluted net earnings per share of common stock	$0.85	$0.79	$1.76	$1.57

Weighted-average shares outstanding—in millions:
Basic	381.0	388.2	381.0	389.1
Employee stock options	11.1	8.9	11.3	9.1
Less antidilutive stock options	(8.8)	(5.1)	(8.8)	(5.1)
Net effect of dilutive employee stock options	2.3	3.8	2.5	4.0
Diluted	383.3	392.0	383.5	393.1

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net Earnings	$325	$310	$675	$617
Unrealized gain (loss) on securities, net of income taxes	(3)	3	4	(4)
Unfunded pension gains (losses), net of income taxes	1	(1)	—	(2)
Foreign currency translation adjustments	(293)	66	(208)	337
Total Other Comprehensive Income (Loss)	(295)	68	(204)	331
Comprehensive Income	$30	$378	$471	$948

See accompanying notes to Consolidated Financial Statements.

1	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30	December 31
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,393	$905
Marketable securities	2,067	2,513
Accounts receivable, less allowance of $55 ($56 in 2011)	1,368	1,417
Inventories
Materials and supplies	203	185
Work in process	69	46
Finished goods	1,017	1,052
Total inventories	1,289	1,283
Deferred income taxes	791	820
Prepaid expenses and other current assets	290	273
Total current assets	7,198	7,211
Property, Plant and Equipment
Land, buildings and improvements	605	600
Machinery and equipment	1,495	1,455
Total Property, Plant and Equipment	2,100	2,055
Less allowance for depreciation	1,202	1,167
Net Property, Plant and Equipment	898	888
Other Assets
Goodwill	2,028	2,072
Other intangibles, less accumulated amortization of $622 ($535 in 2011)	1,349	1,442
Loaner instrumentation, less accumulated amortization of $837 ($795 in 2011)	319	318
Deferred income taxes	312	317
Other	158	157
Total assets	$12,262	$12,405
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	295	345
Accrued compensation	330	444
Income taxes	—	116
Dividend payable	81	81
Accrued expenses and other liabilities	767	825
Current maturities of debt	16	17
Total current liabilities	1,489	1,828
Long-Term Debt, excluding current maturities	1,750	1,751
Other Liabilities	1,071	1,143
Shareholders' Equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, Outstanding: 381 million shares (381 million in 2011)	38	38
Additional paid-in capital	1,066	1,022
Retained earnings	6,908	6,479
Accumulated other comprehensive income (loss)	(60)	144
Total shareholders' equity	7,952	7,683
Total liabilities & shareholders' equity	$12,262	$12,405

See accompanying notes to Consolidated Financial Statements.

2	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2012	$38	$1,022	$6,479	$144	$7,683
Net earnings			675		675
Other Comprehensive Loss				(204)	(204)
Issuance of 1.2 million shares of common stock under stock option and benefit plans, including $3 excess income tax benefit		10			10
Repurchase and retirement of 1.7 million shares of common stock		(5)	(84)		(89)
Share-based compensation		39			39
Cash dividends declared of $0.425 per share of common stock			(162)		(162)
Balance at June 30, 2012	$38	$1,066	$6,908	$(60)	$7,952

See accompanying notes to Consolidated Financial Statements.

In February 2012 we declared a quarterly dividend of $0.2125 per share, payable April 30, 2012 to shareholders of record at the close of business on March 30, 2012. In June 2012 we declared a quarterly dividend of $0.2125 per share, payable July 31, 2012 to shareholders of record at the close of business on June 29, 2012.

3	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Operating Activities
Net earnings	$325	$310	$675	$617
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	38	39	77	79
Amortization	83	81	167	156
Share-based compensation	18	19	39	39
Restructuring charges	19	—	33	—
Sale of inventory stepped-up to fair value at acquisition	3	55	15	110
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	73	(14)	25	(42)
Inventories	(1)	(72)	(30)	(141)
Loaner instrumentation	(55)	(60)	(109)	(121)
Accounts payable	(9)	9	(44)	4
Accrued expenses and other liabilities	19	45	(183)	(66)
Income taxes	(84)	(155)	(127)	(146)
Other	28	(100)	(46)	(128)
Net cash provided by operating activities	457	157	492	361

Investing Activities
Acquisitions, net of cash acquired	(1)	(323)	(10)	(1,778)
Purchases of marketable securities	(356)	(2,611)	(1,570)	(3,514)
Proceeds from sales of marketable securities	792	2,598	1,944	4,073
Purchases of property, plant and equipment	(51)	(50)	(103)	(105)
Proceeds from sales of property, plant and equipment	—	6	—	66
Net cash provided by (used in) investing activities	384	(380)	261	(1,258)

Financing Activities
Proceeds from borrowings	50	1	94	34
Payments on borrowings	(55)	(21)	(93)	(52)
Dividends paid	(81)	(69)	(162)	(140)
Repurchase and retirement of common stock	(39)	—	(89)	(250)
Other	(23)	68	(26)	(2)
Net cash used in financing activities	(148)	(21)	(276)	(410)

Effect of exchange rate changes on cash and cash equivalents	10	6	11	46
Change in cash and cash equivalents	$703	$(238)	$488	$(1,261)

See accompanying notes to Consolidated Financial Statements.

4	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2012

NOTE 1 - BASIS OF PRESENTATION

General Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Management believes that the accompanying Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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
When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2011 and June 30, 2012. The fair value of our Level 3 assets and liabilities are calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 assets may also be based on sale prices of similar assets. Our fair value calculations take into consideration our credit risk and that of our counterparties. We have not changed our valuation techniques used in measuring the fair value of any financial assets and liabilities during the year.

Our valuation of our assets and liabilities measured at fair value on a recurring basis by the aforementioned pricing categories is:

5	Dollar amounts in millions except per share amounts or as otherwise specified

	Total		(Level 1)		(Level 2)		(Level 3)
	June	December	June	December	June	December	June	December
	2012	2011	2012	2011	2012	2011	2012	2011

Assets:
Cash and cash equivalents	$1,393	$905	$1,393	$905	$—	$—	$—	$—
Available-for-sale marketable securities
Corporate and asset-backed debt securities	925	1,350	—	—	925	1,349	—	1
Foreign government debt securities	749	747	—	—	749	747	—	—
U.S. agency debt securities	206	241	—	—	206	241	—	—
Certificates of deposit	56	36	—	—	56	36	—	—
Other	131	140	—	—	131	140	—	—
Total available-for-sale marketable securities	2,067	2,514	—	—	2,067	2,513	—	1
Trading marketable securities	54	50	54	50	—	—	—	—
Foreign currency exchange contracts	1	1	—	—	1	1	—	—
	$3,515	$3,470	$1,447	$955	$2,068	$2,514	$—	$1
Liabilities:
Deferred compensation arrangements	$54	$50	$54	$50	$—	$—	$—	$—
Contingent consideration	88	95	—	—	—	—	88	95
Foreign currency exchange contracts	1	9	—	—	1	9	—	—
	$143	$154	$54	$50	$1	$9	$88	$95

Following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Total		Corporate and Asset-Backed Debt Securities		Foreign Government Debt Securities		Contingent Consideration

	June	December	June	December	June	December	June	December
	2012	2011	2012	2011	2012	2011	2012	2011
Balance at the beginning of the period	$(94)	$(93)	$1	$1	$—	$1	$(95)	$(95)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	(1)	—	—	—	(1)	—	—
Gains or (losses) included in earnings	7	—	—	—	—	—	7	—
Sales	(1)	—	(1)	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Balance at the end of the period	$(88)	$(94)	$—	$1	$—	$—	$(88)	$(95)

The estimated fair value of the liability for contingent consideration represents milestone payments for acquisitions. The fair value of the liability was estimated using a discounted cash flow technique. Significant inputs to this technique included our probability assessments of occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligation, calculated in accordance with the terms of the acquisition agreement. We remeasure this liability each reporting period and record the changes in the fair value in general and administrative expense (for probability of occurrence) and other income (expense) (for changes in time value of money) in our consolidated statement of earnings.

The following table presents quantitative information about the inputs and valuation methodologies we use for material fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2012:

				Range (Weighted Average)
	Fair Value at 06/30/2012	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average
Contingent consideration	$88	Discounted Cash Flow	Probability of occurrence	60	100	98
The following tables present a summary of our marketable securities at June 30, 2012 and December 31, 2011:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized (Losses)		Estimated Fair Value
	June	December	June	December	June	December	June	December
	2012	2011	2012	2011	2012	2011	2012	2011
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$923	$1,353	$3	$2	$(1)	$(5)	$925	$1,350
Foreign government debt securities	747	745	2	3	—	(1)	749	747
U.S. agency debt securities	206	241	—	—	—	—	206	241
Certificates of deposit	56	36	—	—	—	—	56	36
Other	131	140	—	—	—	—	131	140
Total available-for-sale marketable securities	$2,063	$2,515	$5	$5	$(1)	$(6)	2,067	2,514
Trading marketable securities							54	50
Total marketable securities							$2,121	$2,564
Reported as:
Current assets-marketable securities							$2,067	$2,513
Noncurrent assets-Other							54	51
							$2,121	$2,564

6	Dollar amounts in millions except per share amounts or as otherwise specified

The unrealized losses on our available-for-sale marketable securities were primarily caused by increases in yields as a result of continued challenging conditions in the global credit markets. While some of these investments have been downgraded by rating agencies since their initial purchase, less than 1% of our investments in corporate securities had a credit quality rating of less than A2 (Moody's) or single A (Standard & Poors and Fitch). Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2012. The cost and estimated fair value of available-for-sale marketable securities at June 30, 2012 by contractual maturity are:

	Cost	Estimated Fair Value
Due in one year or less	$330	$330
Due after one year through three years	1,672	1,675
Due after three years	61	62
	$2,063	$2,067

The gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2012, are as follows:

	Corporate and Asset-Backed Debt Securities		Foreign Government Debt Securities		U.S. Agency Debt Securities		Other		Total
	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total
Number of Investments	138	138	47	47	19	19	63	63	267	267
Fair Value	$269	$269	$188	$188	$35	$35	$117	$117	$609	$609
Unrealized Losses	$1	$1	—	—	—	—	—	—	$1	$1

Upon the sale of a security classified as available for sale, the security’s specific unrealized gain (loss) is reclassified out of “Accumulated other comprehensive income (loss)” into earnings based on the specific identification method. Interest and marketable securities income totaled $25 and $16, for the six months ended June 30, 2012 and 2011, respectively, and $13 and $9 for the three months ended June 30, 2012 and 2011, respectively, and is included in other income (expense).

NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The estimated fair value of our forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding forward currency exchange contracts but do not anticipate nonperformance by any of our counterparties. For the six months ended June 30, 2012 and 2011, recognized foreign currency transaction losses included in other income (expense) in the Consolidated Statements of Earnings were ($2) in each period. For the three months ended June 30, 2012 and 2011, recognized foreign currency transaction losses included in other income (expense) in the Consolidated Statements of Earnings were ($2) and ($1), respectively. The outstanding derivative contracts and their effects on our Consolidated Balance Sheets at June 30, 2012 were:

	Notional Amount	Assets	Liabilities	Maximum Term (Days)

Forward currency exchange contracts	$1,182	$1	$1	93

NOTE 4 - CONTINGENCIES

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

Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The Wisconsin lawsuit has subsequently been transferred to the U.S. District Court in Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment manufactured and sold by us and seek damages and permanent injunctions. The suits involve ten patents related to the use of a motorized wheel for hospital beds and stretchers and nine patents related to electrical network communications for hospital beds. We have counterclaimed for infringement of our motorized wheel patents. We continue to vigorously defend ourselves in these matters and to take other actions to minimize our potential exposure. The ultimate resolution of these matters cannot be predicted but could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we received a subpoena from the United States Department of Justice (DOJ) related to sales, marketing and regulatory matters related to the Stryker PainPump. The investigation is ongoing.

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

The following provides an update to the status of a previously disclosed matter:

In 2010 we received a subpoena from the DOJ related to the sales and marketing of the OtisKnee device. The subpoena concerns allegations of violations of Federal laws related to sales of a device not cleared by the United States Food and Drug Administration. We recently entered into discussions regarding the potential settlement of this matter and, on May 31, 2012, we offered $33 to the DOJ to settle this matter and recorded a corresponding non-tax deductible charge. There can be no assurance that we will reach a consensual resolution, when such a resolution would occur or what might be the final terms of any such resolution.

NOTE 5 - LONG-TERM DEBT AND CREDIT FACILITIES

Our debt is summarized as follows:

	June 30	December 31
	2012	2011
3.00% senior unsecured notes, due January 15, 2015	$500	$500
4.375% senior unsecured notes, due January 15, 2020	497	497
2.00% senior unsecured notes, due September 30, 2016	749	749
Other	20	22
Total debt	1,766	1,768
Less current maturities	(16)	(17)
Long-term debt	$1,750	$1,751

Our $1,000 Senior Unsecured Revolving Credit Facility due August 2013 (the 2010 Facility) requires us to comply with certain financial and other covenants. We were in compliance with all covenants at June 30, 2012. We have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At June 30, 2012, we had $1,058 of borrowing capacity available under all of our existing credit facilities. The weighted-average interest rate, excluding required fees, for all borrowings was 3.0% at June 30, 2012. At June 30, 2012, total unamortized debt issuance costs incurred in connection with our senior unsecured notes were $12. The fair value of long-term debt (including current maturities) at June 30, 2012, and December 31, 2011 was $1,861 and $1,837 respectively, based on the quoted interest rates for similar types and amounts of borrowing agreements.

8	Dollar amounts in millions except per share amounts or as otherwise specified

NOTE 6 - CAPITAL STOCK

In December of both 2011 and 2010, we announced that our Board of Directors had authorized us to purchase up to $500 of our common stock (the 2011 and 2010 Repurchase Programs, respectively). The manner, timing and amount of purchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise.

Under the 2010 Repurchase Program, we repurchased 952,768 shares at a cost of $50 for the three-month period ended March 31, 2012 and 748,801 shares at a cost of $39 for the three-month period ended June 30, 2012. As of June 30, 2012, the maximum dollar value of shares that may yet be purchased under the 2010 Repurchase Program was $114. We had not made any repurchases pursuant to the 2011 Repurchase Program as of June 30, 2012. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

NOTE 7 - RESTRUCTURING CHARGES

In the three months and six months ended June 30, 2012 we recorded $13 and $19, respectively, in severance and related costs in connection with the continuation of a focused reduction of our global workforce and other restructuring activities expected to reduce our global workforce by approximately 5% by the end of 2012. The targeted reductions and other restructuring activities were initiated in 2011 to provide efficiencies and realign resources in advance of the new Medical Device Excise Tax scheduled to begin in 2013, as well as to allow for continued investment in strategic areas and drive growth. In addition, in the three months and six months ended June 30, 2012 we recorded $1 and $4, respectively, in asset impairment and $3 and $8, respectively, in contractual and other obligations as certain of our restructuring actions resulted in the discontinued use of specific assets and the exit of certain lease and other commitments. In the three months ended June 30, 2012 we also recorded $2 in contractual obligations and other charges in connection with the termination of various supplier contracts as well as other incidental costs. The restructuring charges that we recorded in 2011 and 2009 are described in Note 10 to the Consolidated Financial Statements included in our 2011 Form 10-K. A summary of our restructuring liability balance and six months of restructuring activity for 2012 is as follows:

	Total	Agent Conversion	Asset Impairment	Severance and Related Costs	Contractual Obligations and Other
January 1 Balance	$28	$9	$—	$10	$9
Charges to Earnings	33	2	4	19	8
Cash Paid	(30)	(5)	—	(16)	(9)
Other Adjustments	1	1	(4)	2	2
June 30 Balance	$32	$7	$—	$15	$10

We expect our current restructuring actions to be complete by the end of 2012 and that related cash payments will be made by the end of the first quarter of 2013.

NOTE 8 - SEGMENT INFORMATION

We segregate our operations into three reportable business segments: Reconstructive, MedSurg, and Neurotechnology and Spine. Our reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Net sales and net earnings by business segment for the three and six months ended June 30, 2012 and 2011 are as follows:

	Reconstructive				MedSurg				Neurotechnology and Spine				Other				Total
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$927	$916	$1,885	$1,827	$786	$773	$1,607	$1,537	$393	$357	$775	$697	$—	$—	$—	$—	$2,106	$2,046	$4,267	$4,061
Segment net earnings (loss)	223	224	456	427	149	115	309	256	71	58	139	120	(68)	(44)	(150)	(97)	375	353	754	706
Other (net of income taxes):
Less acquisition, integration and other charges																	(5)	(43)	(22)	(89)
Less restructuring charges																	(12)	—	(24)	—
Less OtisKnee matter																	(33)	—	(33)	—
Net earnings																	325	310	675	617

9	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures, including percentage sales growth in constant currency, adjusted net earnings and adjusted diluted net earnings per share. We believe that these non-GAAP measures provide meaningful information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency, adjusted net earnings and adjusted net earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain annual bonus plans on these non-GAAP financial measures. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current year results at prior year average foreign currency exchange rates. To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, net earnings and diluted net earnings per share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Results of Operations below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

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

In the United States, most of our products are marketed directly to doctors, hospitals and other health-care facilities. For the most part, we maintain separate and dedicated sales forces for each of our principal product lines to provide focus and a high level of expertise to each medical specialty served. Internationally, our products are sold in over 100 countries through company-owned sales subsidiaries and branches as well as third-party dealers and distributors. Our business is generally not seasonal in nature; however, the number of reconstructive surgeries is lower during the summer months.

In the first six months, revenues in the United States accounted for 64.9% and 63.1% of total revenues in 2012 and 2011, respectively, and international revenues accounted for 35.1% and 36.9% of total revenues in 2012 and 2011, respectively.

RESULTS OF OPERATIONS

Our consolidated results of operations for the three and six months ended June 30, 2012 and 2011 were:

	Second Quarter			Six Months
	2012	2011	% Change	2012	2011	% Change
Net Sales	$2,106	$2,046	2.9	$4,267	$4,061	5.1
Gross Profit	1,434	1,333	7.6	2,886	2,659	8.5
Research, development & engineering expenses	116	114	1.8	228	225	1.3
Selling, general & administrative expenses	823	786	4.7	1,642	1,551	5.9
Intangible amortization	31	32	(3.1)	62	59	5.1
Restructuring charges	19	—	—	33	—	—
Other income (expense)	(10)	10	—	(18)	(2)	—
Income taxes	110	101	8.9	228	205	11.2
Net Earnings	$325	$310	4.8	$675	$617	9.4
Diluted Net Earnings per share	$0.85	$0.79	7.6	$1.76	$1.57	12.1

10	Dollar amounts in millions except per share amounts or as otherwise specified

Our geographic and segment net sales for the three and six months ended June 30, 2012 and 2011 were:

			Percentage Change				Percentage Change
			2012/2011				2012/2011
	Three Months Ended June 30			Constant Currency	Six Months Ended June 30			Constant Currency
	2012	2011	Reported		2012	2011	Reported
Geographic sales:
United States	$1,384	$1,285	7.7	7.7	$2,768	$2,564	8.0	8.0
International	722	761	(5.1)	0.3	1,499	1,497	0.1	3.1
Total net sales	$2,106	$2,046	2.9	5.0	$4,267	$4,061	5.1	6.2
Segment sales:
Reconstructive	$927	$916	1.2	3.5	$1,885	$1,827	3.2	4.4
MedSurg	786	773	1.7	3.3	1,607	1,537	4.6	5.6
Neurotechnology and Spine	393	357	10.1	12.4	775	697	11.2	12.3
Total net sales	$2,106	$2,046	2.9	5.0	$4,267	$4,061	5.1	6.2

Net sales increased 2.9% and 5.1% for the three- and six-month periods ended June 30, 2012, respectively, from 2011. For the three-month period, net sales grew 4.4% as a result of increased unit volume and changes in product mix, and 2.2% due to acquisitions, which were partially offset by an unfavorable impact of 1.6% due to changes in price and 2.0% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency net sales increased in the three-month period by 5.0%. For the six-month period, net sales grew 5.6% as a result of increased unit volume and changes in product mix and 2.2% due to acquisitions, partially offset by an unfavorable impact of 1.6% due to changes in price and 1.1% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency net sales increased in the six-month period by 6.2%.

Net sales in the United States increased 7.7% and 8.0% for the three- and six-month periods, respectively. International sales decreased 5.1% and increased 0.1% for the three- and six-month periods, respectively. In constant currency, international sales increased 0.3% and 3.1% for the three- and six-month periods, respectively. The increase in the consolidated net sales for three-month period was primarily due to higher United States shipments of Instruments, Knees and Hips as well as sales growth through acquisitions; these gains were partially offset by slowness in the European market. The increase in the six-month period was primarily due to higher United States shipments of Instruments, Knees and Hips as well as Neurotechnology and international shipments of Medical.

The following geographical sales growth information by segment is provided to supplement the net sales information presented above:

	Three Months Ended June 30							Six Months Ended June 30
			% Change							% Change
					U.S.	International						U.S.	International
	2012	2011	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2012	2011	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Reconstructive
Hips	$308	$312	(1.3)	0.8	5.5	(8.1)	(3.9)	$620	$614	1.0	1.9	5.9	(4.1)	(2.1)
Knees	329	329	—	2.1	5.2	(8.7)	(3.3)	681	664	2.6	3.6	5.0	(2.0)	0.9
Trauma and Extremities	233	219	6.4	9.3	22.3	(6.5)	(1.0)	476	442	7.7	9.5	17.4	—	3.2
TOTAL RECONSTRUCTIVE	927	916	1.2	3.5	9.6	(8.6)	(3.6)	1,885	1,827	3.2	4.4	8.5	(3.2)	(0.6)
MedSurg
Instruments	314	289	8.7	10.6	13.3	(1.6)	4.4	628	574	9.4	10.5	12.8	1.7	5.3
Endoscopy	264	264	—	1.9	(0.1)	0.6	6.9	543	532	2.1	3.2	1.0	4.7	8.6
Medical	158	180	(12.2)	(11.3)	(13.9)	(4.8)	1.4	337	351	(4.0)	(3.3)	(7.8)	12.3	16.6
TOTAL MEDSURG	786	773	1.7	3.3	2.7	(1.3)	4.9	1,607	1,537	4.6	5.6	4.6	4.6	8.5
Neurotechnology and Spine
Spine	181	170	6.5	8.6	11.0	(2.2)	3.1	362	331	9.4	10.3	12.8	2.0	4.9
Neurotechnology	212	187	13.4	15.8	23.0	2.0	7.6	413	366	12.8	14.1	19.4	4.8	7.7
TOTAL NEUROTECHNOLOGY AND SPINE	393	357	10.1	12.4	16.5	0.5	5.9	775	697	11.2	12.3	15.9	3.7	6.7
Reconstructive net sales in the three-month period increased 1.2%, primarily due to a 4.0% increase in unit volume and changes in product mix and increases of 1.9% due to acquisitions. In addition, net sales were negatively impacted by an unfavorable impact of 2.4% due to a change in price and 2.3% due to the unfavorable impact of foreign currency exchange rates on net sales. Reconstructive net sales in the six-month period increased 3.2%, primarily due to a 5.0% increase in unit volume and changes in product mix and 1.9% due to acquisitions. In addition, net sales were negatively impacted by an unfavorable impact of 2.5% due to changes in price and 1.2% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency Reconstructive net sales in the three- and six-month periods increased 3.5% and 4.4%, respectively, primarily due to increases in Trauma and Extremities, with

11	Dollar amounts in millions except per share amounts or as otherwise specified sales of Knees and Hips in the United States also contributing to the increases.

MedSurg net sales in the three-month period increased 1.7%, primarily due to a 3.0% increase in unit volume and changes in product mix and 0.3% due to acquisitions. These increases were partially offset by an unfavorable impact of 0.1% due to changes in price and 1.6% due to the unfavorable impact of foreign currency exchange rates on net sales. MedSurg net sales in the six-month period increased 4.6%, primarily due to a 5.6% increase in unit volume and changes in product mix and 0.3% due to acquisitions. These increases were partially offset by an unfavorable impact of 0.3% due to changes in price and 1.0% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency MedSurg net sales in the three- and six-month periods increased 3.3% and 5.6%, respectively, led by higher shipments of Instruments and reprocessed and remanufactured medical devices.

Neurotechnology and Spine net sales in the three-month period increased 10.1%, primarily due to an 8.2% increase in unit volume and changes in product mix and 7.2% due to acquisitions, partially offset by an unfavorable impact of 3.0% due to changes in price and 2.2% due to the unfavorable impact of foreign currency exchange rates on net sales. Neurotechnology and Spine net sales in the six-month period increased 11.2%, primarily due to a 7.1% increase in unit volume and changes in product mix and 7.6% due to acquisitions, partially offset by an unfavorable impact of 2.4% due to changes in price and 1.1% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency Neurotechnology and Spine net sales in the three- and six-month periods increased 12.4% and 12.3%, respectively.

Consolidated Cost of Sales
Cost of sales decreased 5.8% and 1.5% for the three- and six-month periods ended June 30, 2012, respectively, to 31.9% and 32.4% of sales, respectively, compared to 34.8% and 34.5% of sales, respectively, in 2011. For the three- and six-month periods, cost of sales includes an additional cost of $3 and $15, respectively, related to inventory that was "stepped-up" to fair value following acquisitions compared to $55 and $110, respectively in 2011. Cost of sales for the six-month period also included $2 in other restructuring-related costs. Excluding the impact of these amounts, cost of sales in the three- and six-month periods were 31.8% and 32.0% of sales, respectively, compared to 32.2% and 31.8% of sales, respectively in 2011.

Research, Development and Engineering Expenses

Research, development and engineering expenses increased 1.3% to $228 representing 5.3% of sales in the six-month period compared to 5.6% in 2011. These costs increased 1.8% to $116 representing 5.5% of sales in the three-month period compared to 5.6% in 2011. The spending level in the three- and six-month periods decreased as a percent of sales primarily due to the termination of all development of the OP-1 molecule in late 2011. The timing of projects also causes the spending level to vary from quarter to quarter as a percent of sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 4.7% and 5.9% for the three- and six-month periods, respectively, from 2011, to $823 (39.1% of sales) and $1,642 (38.5% of sales), respectively. The three- and six-month periods include $8 and $17, respectively, in acquisition and integration-related charges compared to $9 and $22, respectively, in 2011. In addition, general and administrative costs in the three- and six-month periods include the $33 offered to the DOJ to settle the subpoena received in 2010 related to the sales and marketing of the OtisKnee device; the six-month period also includes $8 in separation costs associated with our former Chief Executive Officer. Excluding the impact of these amounts expenses in the three- and six-month periods were 37.1% of sales in each period, compared to 38.0% and 37.7% of sales, respectively, in 2011.

Restructuring Charges

In the three- and six-month periods we recorded $19 and $33, respectively, in restructuring charges related to the continuation of focused reductions of our global workforce and other restructuring activities that are expected to reduce our global workforce by approximately 5% and be substantially complete by the end of 2012 at a total cost of approximately $150 to $175. The actions were initiated in 2011 to provide efficiencies and realign resources in advance of the new Medical Device Excise Tax scheduled to begin in 2013, as well as to allow for continued investment in strategic areas and drive growth.

Other Income (Expense)

Other expense in the three- and six-month periods increased $20 and $16, respectively, from 2011 mainly as a result of a favorable impact of $20 on our interest expense for the three months ended June 30, 2011 due to tax audit settlements. Also, other expense was higher due to the interest expense associated with the senior unsecured notes issued in September 2011, partially offset by higher average yields on investments and higher average balances of marketable securities.

12	Dollar amounts in millions except per share amounts or as otherwise specified

Income Taxes

Our effective income tax rate on earnings in the three- and six-month periods was 25.3% and 25.2%, respectively, compared to 24.6% and 24.9%, respectively, in 2011. The rate for the three-month period includes the amortization of inventory step-up charges of $1 (net of $2 income tax benefit) and acquisition, integration, restructuring and other charges of $49 (net of $10 income tax benefit). The rate for the six-month period includes the amortization of inventory step-up charges of $11 (net of $4 income tax benefit) and acquisition, integration, restructuring and other charges of $68 (net of $17 income tax benefit).

Net Earnings
Net earnings for the three- and six-month periods were $325 or $0.85 per diluted share and $675 or $1.76 per diluted share compared to $310 or $0.79 per diluted share and $617 million or $1.57 per diluted share in 2011.

Reported net earnings includes restructuring and related charges and acquisition and integration related charges related to acquisitions completed in 2011, including additional cost of sales for inventory sold in the year that was “stepped-up” to fair value. We also offered $33 to the United States Department of Justice and recorded a corresponding non-tax deductible charge to resolve the matter related to sales and marketing of our OtisKnee device. Excluding the impact of these items, adjusted net earnings in the three- and six-month periods increased 6.2% and 6.8%, respectively, from 2011, to $375 or $0.98 per diluted share and $754 or $1.97 per diluted share, respectively.

The following reconciles the non-GAAP financial measures adjusted net earnings and adjusted diluted net earnings per share with the most directly comparable GAAP financial measures, reported net earnings and diluted net earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Reported net earnings	$325	$310	$675	$617
Acquisition and integration-related charges, net of tax:
Inventory "step-up" to fair value	1	37	11	73
Acquisition and integration related charges	4	6	11	16
Restructuring and related charges	12	—	24	—
OtisKnee matter	33	—	33	—
Adjusted net earnings	$375	$353	$754	$706

Diluted net earnings per share of common stock:
Reported diluted net earnings per share	$0.85	$0.79	$1.76	$1.57
Acquisition and integration-related charges, net of tax:
Inventory "step-up" to fair value	—	0.09	0.03	0.19
Acquisition and integration related charges	0.01	0.02	0.03	0.04
Restructuring and related charges	0.03	—	0.06	—
OtisKnee matter	0.09	—	0.09	—
Adjusted diluted net earnings per share	$0.98	$0.90	$1.97	$1.80
Weighted-average diluted shares outstanding	383.3	392.0	383.5	393.1

The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

HEALTHCARE REFORM IN THE UNITED STATES

On June 28, 2012 the United States Supreme court upheld the federal legislation to reform the United States healthcare system that was enacted into law in 2010. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the new law will have a significant impact upon various aspects of our business operations. However, it is unclear how the new law will impact patient access to new technologies or reimbursement rates under the Medicare program. In addition, the new law imposes a 2.3 percent excise tax on medical devices, scheduled to be implemented in 2013, that will apply to United States sales of a majority of our medical device products. We continue to assess the impact that federal healthcare reform will have on our business.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We generated $457 and $492 of cash from operations in the three- and six-month periods ended June 30, 2012, respectively, compared

13	Dollar amounts in millions except per share amounts or as otherwise specified to $157 and $361, respectively, in 2011. Operating cash flow resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, stock-based compensation, sale of inventory "stepped-up" to fair value at acquisition and deferred income taxes), partially offset by an increase in working capital. The increase in cash provided by operating activities in the three- and six-month periods of 2012 compared to 2011 is primarily due to changes in prepaid expenses driven largely by the timing of payments. The net of accounts receivable, inventory, loaner instrumentation and accounts payable consumed $158 of operating cash flow in the six-month period, including $109 for loaner instrumentation and $44 for accounts payable. Inventory consumed $30 of operating cash flow primarily due to the building of inventory related to acquisitions and other business growth, increased stock levels in advance of new product introductions and higher inventory levels in support of sales growth. Inventory days on hand increased by 10 days due to the impact of the above. Accounts receivable days sales outstanding decreased by 1 day, largely due to collections of past due governmental receivables in Spain.

Investing Activities

Net investing activities contributed $261 of cash in the six-month period compared to the use of $1,258 in 2011. Cash contributed was primarily from the sale of marketable securities, while cash used in 2011 was due to acquisition activity as well as capital spending.

Financing Activities

Net financing activities consumed $276 of cash in the six-month period compared to $410 in 2011, primarily due to the payment of dividends and repurchases of common stock. Dividends paid per common share in the six-month period increased 18.1% to $0.425 compared to $0.36 in 2011.

Liquidity

Cash and marketable securities were $3,460 at June 30, 2012 and $3,418 at December 31, 2011 and current assets exceeded current liabilities by $5,709 at June 30, 2012 and $5,383 at December 31, 2011. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have funded, and may continue from time to time to fund, ourselves in the capital markets. We have strong short- and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due. In addition, we have a $1,000 credit facility with a diverse group of financial institutions that, if needed, should provide sufficient funding to meet short-term financing requirements. We had approximately $1,058 of borrowing capacity available under all of our existing credit facilities at June 30, 2012.

At June 30, 2012, approximately 65% of our consolidated cash and cash equivalents and marketable securities were held in locations outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States.

Several European countries, including Spain, Portugal, Italy and Greece (the Southern European Region), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations.  We continuously monitor our investment portfolio positions for exposures to the European debt crisis.  We currently do not have any investments in the sovereign debt instruments of the Southern European Region.  Any non-sovereign exposure in these countries in our investment portfolios is considered immaterial.

We continually evaluate our receivables, particularly in the Southern European Region. The total net receivables from the Southern European Region at June 30, 2012 and December 31, 2011 was approximately $200 and $257, respectively, including approximately $104 and $170, respectively, of Sovereign receivables. We believe that our current reserves related to receivables are adequate and any additional credit risk associated with the European debt crisis is not expected to have a material adverse impact on our financial position or liquidity.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.

OTHER MATTERS
Hedging
We have certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currencies. The strengthening of the United States dollar relative to foreign currencies decreased the value of these investments in net assets and the related foreign currency translation adjustment loss in shareholders’ equity by $208 from 2011.

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

In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The Wisconsin lawsuit has subsequently been transferred to the U.S. District Court in Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment manufactured and sold by us and seek damages and permanent injunctions. The suits involve ten patents related to the use of a motorized wheel for hospital beds and stretchers and nine patents related to electrical network communications for hospital beds. We have counterclaimed for infringement of our motorized wheel patents. We continue to vigorously defend ourselves in these matters and to take other actions to minimize our potential exposure. The ultimate resolution of these matters cannot be predicted but could have a material adverse effect on our financial position, results of operations and cash flows.
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

The following provides an update to the status of a previously disclosed matter:

In 2010 we received a subpoena from the DOJ related to the sales and marketing of the OtisKnee device. The subpoena concerns allegations of violations of Federal laws related to sales of a device not cleared by the United States Food and Drug Administration. We recently entered into discussions regarding the potential settlement of this matter and, on May 31, 2012, we offered $33 to the DOJ to settle this matter and recorded a corresponding non-tax deductible charge. There can be no assurance that we will reach a consensual resolution, when such a resolution would occur or what might be the final terms of any such resolution.

15	Dollar amounts in millions except per share amounts or as otherwise specified

FORWARD LOOKING STATEMENTS
This report contains statements referring to us that are not historical facts and are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the “safe harbor” provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as “may,” “could,” “will,” “should,” “possible,” “plan,” “predict,” “forecast,” “potential,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “may impact,” “on track,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures –An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012 was carried out under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Vice President and Chief Financial Officer (Certifying Officer). Based on that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting – There was no change to our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other Matters – We are in the process of implementing new Enterprise Resource Planning (ERP) systems at certain of our divisions, including our Canadian and European divisions and the Neurovascular business we acquired in 2011. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting. In connection with these ERP system implementations, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that these ERP system implementations will have an adverse effect on our internal control over financial reporting.

16

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) The Company issued 168 shares of its common stock for the three-months ended June 30, 2012 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

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

For the three months ended June 30, 2012, we repurchased 748,801 shares at a cost of $39 pursuant to the 2010 Repurchase Program. As of June 30, 2012, the maximum dollar value of shares that may yet be purchased under the 2010 Repurchase Program was $114. We had not made any repurchases pursuant to the 2011 Repurchase Program as of June 30, 2012.

A summary of the activity pursuant to the 2010 Repurchase Program for the three-months ended June 30, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans
2010 Repurchase Program

April 1, 2012—April 30, 2012	—	$—	—	$153
May 1, 2012—May 31, 2012	—	$—	—	$153
June 1, 2012—June 30, 2012	0.75	$51.98	0.75	$114
Total	0.75	$51.98	0.75

Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

ITEM 6.	EXHIBITS

(a)	Exhibits
	31(i)	Certification of Interim Chief Executive Officer and Vice President and Chief Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)

	32(i)	Certification by Interim Chief Executive Officer and Vice President and Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

	3(i)	Restated Articles of Incorporation

	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

17	Dollar amounts in millions except per share amounts or as otherwise specified

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

July 24, 2012	/s/ CURT R. HARTMAN
Date	Curt R. Hartman, Interim Chief Executive Officer and Vice President and Chief Financial Officer

18

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a) Certifications
Certification of Interim Chief Executive Officer and Vice President and Chief Financial Officer of Stryker Corporation

Exhibit 32(i)	18 U.S.C. Section 1350 Certifications
Certification by Interim Chief Executive Officer and Vice President and Chief Financial Officer of Stryker Corporation

Exhibit 3(i)	Restated Articles of Incorporation

Exhibit 101	XBRL (Extensible Business Reporting Language) Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document