Form 10-Q/A
period 2012-03-31
STRYKER CORP
filed 2012-07-25
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q/A

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

Explanatory Paragraph

In Exhibit 32(i) to our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed with the Securities and Exchange Commission on April 24, 2012 (the “Original Filing”), we referenced our Annual Report on Form 10-K for the period ended December 31, 2011 in the Certification. This Amendment on Form 10-Q/A is being filed to reference the correct Report in the Certification.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A does not modify or update disclosures in the Original Filing or reflect events subsequent to the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

(a)	Exhibits
	32(i)	Certification by Interim Chief Executive Officer and Vice President and Chief Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

July 25, 2012	/s/ CURT R. HARTMAN
Date	Curt R. Hartman, Interim Chief Executive Officer and Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 32(i)	18 U.S.C. Section 1350 Certifications
Certification by Interim Chief Executive Officer and Vice President and Chief Financial Officer of Stryker Corporation