Form 10-Q/A
period 2012-06-30
STRYKER CORP
filed 2012-07-25
CIK 310764

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

Explanatory Paragraph

In Exhibit 32(i) to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed with the Securities and Exchange Commission on July 24, 2012 (the “Original Filing”), we referenced our Annual Report on Form 10-K for the period ended December 31, 2011 in the Certification. This Amendment on Form 10-Q/A is being filed to reference the correct Report in the Certification.

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