Form 10-Q
period 2012-09-30
STRYKER CORP
filed 2012-10-22
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
YES [   ]        NO [X]

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
380,200,593 shares of Common Stock, $0.10 par value, as of September 30, 2012.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net sales	$2,052	$2,031	$6,319	$6,092
Cost of sales	655	669	2,036	2,071
Gross profit	1,397	1,362	4,283	4,021
Research, development and engineering expenses	114	122	342	347
Selling, general and administrative expenses	791	765	2,433	2,316
Intangible asset amortization	30	31	92	90
Restructuring charges	12	—	45	—
Total operating expenses	947	918	2,912	2,753
Operating income	450	444	1,371	1,268
Other income (expense), net	(6)	(13)	(24)	(15)
Earnings before income taxes	444	431	1,347	1,253
Income taxes	91	104	319	309
Net earnings	$353	$327	$1,028	$944

Net earnings per share of common stock:
Basic net earnings per share of common stock	$0.93	$0.85	$2.70	$2.43
Diluted net earnings per share of common stock	$0.92	$0.84	$2.68	$2.41

Weighted-average shares outstanding—in millions:
Basic	380.2	386.0	380.7	388.1
Net effect of dilutive employee stock options	2.3	2.4	2.5	3.4
Diluted	382.5	388.4	383.2	391.5
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	6.4	9.6	8.6	7.3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net Earnings	$353	$327	$1,028	$944
Unrealized gain (loss) on securities, net of income taxes	4	1	8	(4)
Unfunded pension gains (losses), net of income taxes	—	1	—	(1)
Foreign currency translation adjustments	134	(214)	(74)	123
Total Other Comprehensive Income (Loss)	138	(212)	(66)	118
Comprehensive Income	$491	$115	$962	$1,062

See accompanying notes to Consolidated Financial Statements.

1	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30	December 31
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,423	$905
Marketable securities	2,440	2,513
Accounts receivable, less allowance of $53 ($56 in 2011)	1,356	1,417
Inventories
Materials and supplies	211	185
Work in process	76	46
Finished goods	1,028	1,052
Total inventories	1,315	1,283
Deferred income taxes	860	820
Prepaid expenses and other current assets	246	273
Total current assets	7,640	7,211
Property, Plant and Equipment
Land, buildings and improvements	613	600
Machinery and equipment	1,556	1,455
Total Property, Plant and Equipment	2,169	2,055
Less allowance for depreciation	1,240	1,167
Net Property, Plant and Equipment	929	888
Other Assets
Goodwill	2,060	2,072
Other intangibles, less accumulated amortization of $660 ($535 in 2011)	1,342	1,442
Loaner instrumentation, less accumulated amortization of $879 ($795 in 2011)	327	318
Deferred income taxes	310	317
Other	169	157
Total assets	$12,777	$12,405
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	270	345
Accrued compensation	400	444
Income taxes	59	116
Dividend payable	81	81
Accrued expenses and other liabilities	748	825
Current maturities of debt	18	17
Total current liabilities	1,576	1,828
Long-Term Debt, excluding current maturities	1,751	1,751
Other Liabilities	1,089	1,143
Shareholders' Equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, Outstanding: 380 million shares (381 million in 2011)	38	38
Additional paid-in capital	1,083	1,022
Retained earnings	7,162	6,479
Accumulated other comprehensive income	78	144
Total shareholders' equity	8,361	7,683
Total liabilities & shareholders' equity	$12,777	$12,405

See accompanying notes to Consolidated Financial Statements.

2	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2012	$38	$1,022	$6,479	$144	$7,683
Net earnings			1,028		1,028
Other Comprehensive Loss				(66)	(66)
Issuance of 1.3 million shares of common stock under stock option and benefit plans, including $2 excess income tax benefit		10			10
Repurchase and retirement of 2.1 million shares of common stock		(6)	(102)		(108)
Share-based compensation		57			57
Cash dividends declared of $0.6375 per share of common stock			(243)		(243)
Balance at September 30, 2012	$38	$1,083	$7,162	$78	$8,361

See accompanying notes to Consolidated Financial Statements.

In February 2012 we declared a quarterly dividend of $0.2125 per share, payable April 30, 2012 to shareholders of record at the close of business on March 30, 2012. In June 2012 we declared a quarterly dividend of $0.2125 per share, payable July 31, 2012 to shareholders of record at the close of business on June 29, 2012. In September 2012 we declared a quarterly dividend of $0.2125 per share, payable October 31, 2012 to shareholders of record at the close of business on September 28, 2012.

3	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Operating Activities
Net earnings	$353	$327	$1,028	$944
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	38	40	115	119
Amortization	82	84	249	240
Share-based compensation	18	19	57	58
Restructuring Charges	12	—	45	—
Sale of inventory stepped-up to fair value at acquisition	—	18	15	128
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	27	8	52	(34)
Inventories	(10)	(33)	(40)	(174)
Loaner instrumentation	(56)	(55)	(165)	(176)
Accounts payable	(21)	(24)	(65)	(20)
Accrued expenses and other liabilities	95	10	(88)	(56)
Income taxes	19	(2)	(108)	(148)
Other	12	54	(34)	(74)
Net cash provided by operating activities	569	446	1,061	807

Investing Activities
Acquisitions, net of cash acquired	(37)	(144)	(47)	(1,922)
Purchases of marketable securities	(744)	(1,767)	(2,314)	(5,281)
Proceeds from sales of marketable securities	411	1,470	2,355	5,543
Purchases of property, plant and equipment	(58)	(57)	(161)	(162)
Proceeds from sales of property, plant and equipment	—	1	—	67
Net cash used in investing activities	(428)	(497)	(167)	(1,755)

Financing Activities
Proceeds from borrowings	37	39	131	73
Payments on borrowings	(36)	(23)	(129)	(75)
Proceeds from issuance of long-term debt, net	—	749	—	749
Dividends paid	(81)	(70)	(243)	(210)
Repurchase and retirement of common stock	(19)	(289)	(108)	(539)
Other	(11)	(18)	(37)	(20)
Net cash (used in) provided by financing activities	(110)	388	(386)	(22)

Effect of exchange rate changes on cash and cash equivalents	(1)	(24)	10	22
Change in cash and cash equivalents	$30	$313	$518	$(948)

See accompanying notes to Consolidated Financial Statements.

4	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2012

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

Management believes that the accompanying Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Recently Issued Accounting Standards:
In 2012 the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This update amended the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in ASC 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this amendment will not have a material impact on our Consolidated Financial Statements.

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

prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2011 and September 30, 2012. The fair value of our Level 3 assets and liabilities are calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 assets may also be based on sale prices of similar assets. Our fair value calculations take into consideration our credit risk and that of our counterparties. We have not changed our valuation techniques used in measuring the fair value of any financial assets and liabilities during the year.

Our valuation of our assets and liabilities measured at fair value on a recurring basis by the aforementioned pricing categories is:

	Total		(Level 1)		(Level 2)		(Level 3)
	September	December	September	December	September	December	September	December
	2012	2011	2012	2011	2012	2011	2012	2011

Assets:
Cash and cash equivalents	$1,423	$905	$1,423	$905	$—	$—	$—	$—
Available-for-sale marketable securities
Corporate and asset-backed debt securities	1,060	1,350	—	—	1,060	1,349	—	1
Foreign government debt securities	893	747	—	—	893	747	—	—
U.S. agency debt securities	243	241	—	—	243	241	—	—
Certificates of deposit	99	36	—	—	99	36	—	—
Other	145	140	—	—	145	140	—	—
Total available-for-sale marketable securities	2,440	2,514	—	—	2,440	2,513	—	1
Trading marketable securities	57	50	57	50	—	—	—	—
Foreign currency exchange contracts	1	1	—	—	1	1	—	—
	$3,921	$3,470	$1,480	$955	$2,441	$2,514	$—	$1
Liabilities:
Deferred compensation arrangements	$57	$50	$57	$50	$—	$—	$—	$—
Contingent consideration	73	112	—	—	—	—	73	112
Foreign currency exchange contracts	2	9	—	—	2	9	—	—
	$132	$171	$57	$50	$2	$9	$73	$112

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Total		Corporate and Asset-Backed Debt Securities		Foreign Government Debt Securities		Contingent Consideration

	September	December	September	December	September	December	September	December
	2012	2011	2012	2011	2012	2011	2012	2011
Balance at the beginning of the period	$(111)	$(110)	$1	$1	$—	$1	$(112)	$(112)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	(1)	—	—	—	(1)	—	—
Gains or (losses) included in earnings	5	—	—	—	—	—	5	—
Sales	(1)	—	(1)	—	—	—	—	—
Settlements	34	—	—	—	—	—	34	—
Balance at the end of the period	$(73)	$(111)	$—	$1	$—	$—	$(73)	$(112)

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

The following table presents quantitative information about the inputs and valuation methodologies we use for material fair value measurements classified in Level 3 of the fair value hierarchy at September 30, 2012:

				Range (Weighted Average)
	Fair Value at 09/30/2012	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average
Contingent consideration	$73	Discounted cash flow	Probability of occurrence	60	100	98
The following tables present a summary of our marketable securities at September 30, 2012 and December 31, 2011:

6	Dollar amounts in millions except per share amounts or as otherwise specified

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized (Losses)		Estimated Fair Value
	September	December	September	December	September	December	September	December
	2012	2011	2012	2011	2012	2011	2012	2011
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$1,055	$1,353	$5	$2	$—	$(5)	$1,060	$1,350
Foreign government debt securities	890	745	3	3	—	(1)	893	747
U.S. agency debt securities	242	241	1	—	—	—	243	241
Certificates of deposit	99	36	—	—	—	—	99	36
Other	145	140	—	—	—	—	145	140
Total available-for-sale marketable securities	$2,431	$2,515	$9	$5	$—	$(6)	2,440	2,514
Trading marketable securities							57	50
Total marketable securities							$2,497	$2,564
Reported as:
Current assets-marketable securities							$2,440	$2,513
Noncurrent assets-Other							57	51
							$2,497	$2,564
The unrealized losses on our available-for-sale marketable securities, which were less than $0.5 at September 30, 2012, were primarily caused by increases in yields as a result of continued challenging conditions in the global credit markets. While some of these investments have been downgraded by rating agencies since their initial purchase, less than 1% of our investments in corporate securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poors) and A (Fitch). Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2012. The cost and estimated fair value of available-for-sale marketable securities at September 30, 2012 by contractual maturity are:

	Cost	Estimated Fair Value
Due in one year or less	$412	$412
Due after one year through three years	1,941	1,949
Due after three years	78	79
	$2,431	$2,440

The gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2012, are as follows:

	Corporate and Asset-Backed Debt Securities		Foreign Government Debt Securities		U.S. Agency Debt Securities		Other		Total
	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total
Number of Investments	86	86	45	45	10	10	23	23	164	164
Fair Value	$202	$202	$144	$144	$27	$27	$52	$52	$425	$425
Unrealized Losses	$—	$—	—	—	—	—	—	—	$—	$—

Upon the sale of a security classified as available for sale, the security’s specific unrealized gain (loss) is reclassified out of “Accumulated Other Comprehensive Income (Loss)” into earnings based on the specific identification method. Interest and marketable securities income totaled $37 and $24 for the nine months ended September 30, 2012 and 2011, respectively, and $12 and $9 for the three months ended September 30, 2012 and 2011, respectively, and is included in other income (expense).

NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The estimated fair value of our forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding forward currency exchange contracts but do not anticipate nonperformance by any of our counterparties. For the nine months ended September 30, 2012 and 2011, recognized foreign currency transaction losses included in other income (expense) in the Consolidated Statements of Earnings were ($4) and ($3), respectively. For the three months ended September 30, 2012 and 2011, recognized foreign currency transaction losses included in other income (expense) in the Consolidated Statements of Earnings were ($2) and ($1), respectively. The outstanding derivative contracts and their effects on our Consolidated Balance Sheets at September 30, 2012 were:

	Notional Amount	Assets	Liabilities	Maximum Term (Days)

Forward currency exchange contracts	$1,246	$1	$2	183

7	Dollar amounts in millions except per share amounts or as otherwise specified

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

On June 28, 2012 we voluntarily recalled our Rejuvenate and ABGII modular neck-stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. We continue to work with the medical community to evaluate the data and further understand this matter.

In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The Wisconsin lawsuit was subsequently transferred to the United States District Court in Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment we manufactured and sold and seek damages and permanent injunctions. The first lawsuit involved ten patents related to the use of a motorized wheel for hospital beds and stretchers. We recently entered into an agreement settling that lawsuit. This agreement included a payment to Hill-Rom of $3.75. The second lawsuit involves nine patents related to electrical network communications for hospital beds. We continue to vigorously defend ourselves in this suit. The ultimate resolution of this matter may have no relation to the resolution of the first suit and cannot be predicted; however, the ultimate cost could have a material adverse effect on our financial position, results of operations and cash flows.

In 2010 we received a subpoena from the United States Department of Justice (DOJ) related to the sales and marketing of the OtisKnee device. The subpoena concerns allegations of violations of Federal laws related to sales of a device not cleared by the United States Food and Drug Administration (FDA). We entered into discussions regarding the potential settlement of this matter and, on May 31, 2012, we offered $33 to the DOJ to settle this matter and recorded a corresponding non-tax deductible charge. We continue to discuss this matter with the DOJ, but there can be no assurance that we will reach a consensual resolution, when such a resolution would occur or what might be the final terms of any such resolution.

In 2010 we received a subpoena from the DOJ related to sales, marketing and regulatory matters related to the Stryker PainPump. The investigation is ongoing.

In 2007 we disclosed that the United States Securities and Exchange Commission (SEC) made an inquiry of us regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, we received a subpoena from the United States DOJ, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the SEC inquiry. We are fully cooperating with the DOJ and the SEC regarding these matters.

In 2007 the United States Department of Health and Human Services, Office of Inspector General (HHS) issued us a civil subpoena seeking to determine whether we violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker's orthopedic medical devices in procedures paid for in whole or in part by Medicare. We have produced numerous documents and other materials to HHS in response to the subpoena.

The following provides details on the tentative settlement of a previously disclosed matter:

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

claims for breach of fiduciary duties and gross mismanagement in connection with certain product recalls, FDA warning letters, government investigations relating to physician compensation and the criminal proceeding brought against our Biotech division. We recently entered into a tentative settlement agreement subject to court approval that would require, among other things, changes to certain of Stryker's corporate governance practices and payment of plaintiff's attorney fees.

NOTE 5 - LONG-TERM DEBT AND CREDIT FACILITIES

Our debt is summarized as follows:

	September 30	December 31
	2012	2011
3.00% senior unsecured notes, due January 15, 2015	$500	$500
4.375% senior unsecured notes, due January 15, 2020	497	497
2.00% senior unsecured notes, due September 30, 2016	749	749
Other	23	22
Total debt	1,769	1,768
Less current maturities	(18)	(17)
Long-term debt	$1,751	$1,751

In August 2012 we refinanced our credit facility with a new $1,000 Senior Unsecured Revolving Credit Facility due August 2017 (2012 Facility). The 2012 Facility replaced the previously outstanding $1,000 Unsecured Credit Facility due in August 2013 (2010 Facility). The 2012 Facility includes an increase option permitting us to increase the size of the facility up to an additional $500, a $500 multicurrency sublimit (with no sublimit for euro borrowings), a $100 letter of credit sublimit and other terms, conditions and covenants substantially the same as the 2010 Facility. The 2012 Facility has an annual facility fee ranging from 5 to 22.5 basis points and bears interest at LIBOR, as defined in the 2012 Facility agreement, plus an applicable margin ranging from 57.5 to 127.5 basis points, both of which are dependent on our credit ratings.
The 2012 Facility requires us to comply with certain financial and other covenants. We were in compliance with all covenants at September 30, 2012. We have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At September 30, 2012, we had $1,056 of borrowing capacity available under all of our existing credit facilities. The weighted-average interest rate, excluding required fees, for all borrowings was 3.0% at September 30, 2012. At September 30, 2012, total unamortized debt issuance costs incurred in connection with our senior unsecured notes were $11. The fair value of long-term debt (including current maturities) at September 30, 2012 and December 31, 2011 was $1,876 and $1,837, respectively, based on the quoted interest rates for similar types and amounts of borrowing agreements.

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

Under the 2010 Repurchase Program, we repurchased 952,768 shares at a cost of $50 for the three-month period ended March 31, 2012, 748,801 shares at a cost of $39 for the three-month period ended June 30, 2012 and 356,826 shares at a cost of $19 for the three-month period ended September 30, 2012. At September 30, 2012, the maximum dollar value of shares that may yet be purchased under the 2010 Repurchase Program was $95. We had not made any repurchases pursuant to the 2011 Repurchase Program at September 30, 2012. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

NOTE 7 - RESTRUCTURING CHARGES

In the three and nine months ended September 30, 2012 we recorded $6 and $25, respectively, in severance and related costs in connection with the continuation of a focused reduction of our global workforce and other restructuring activities expected to reduce our global workforce by approximately 5%. The targeted reductions and other restructuring activities were initiated in 2011 to provide efficiencies and realign resources in advance of the new Medical Device Excise Tax scheduled to begin in 2013, as well as to allow for continued investment in strategic areas and drive growth. In addition, in the three and nine months ended September 30, 2012 we recorded $2 and $6, respectively, in asset impairment and $4 and $12, respectively, in contractual and other obligations as certain of our restructuring actions resulted in the discontinued use of specific assets and the exit of certain lease and other commitments. In the nine months ended September 30, 2012 we also recorded $2 in contractual obligations and other charges in connection with the termination of various supplier contracts as well as other incidental costs. The restructuring charges that we recorded in 2011 and 2009

9	Dollar amounts in millions except per share amounts or as otherwise specified are described in Note 10 to the Consolidated Financial Statements included in our 2011 Form 10-K. A summary of our restructuring liability balance and nine months of restructuring activity for 2012 is as follows:

	Total	Agent Conversion	Asset Impairment	Severance and Related Costs	Contractual Obligations and Other
January 1 Balance	$28	$9	$—	$10	$9
Charges to Earnings	45	2	6	25	12
Cash Paid	(38)	(7)	—	(19)	(12)
Other Adjustments	(2)	1	(6)	2	1
September 30 Balance	$33	$5	$—	$18	$10

We expect our current restructuring actions and related cash payments will be completed by the end of 2013.

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

Net sales and net earnings by business segment for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Reconstructive				MedSurg				Neurotechnology and Spine				Other				Total
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$891	$902	$2,776	$2,729	$781	$766	$2,388	$2,303	$380	$363	$1,155	$1,060	$—	$—	$—	$—	$2,052	$2,031	$6,319	$6,092
Segment net earnings (loss)	202	223	658	650	135	125	444	381	58	51	197	171	(25)	(47)	(175)	(144)	370	352	1,124	1,058
Other (net of income taxes):
Less acquisition, integration and other charges																	(6)	(25)	(28)	(114)
Less restructuring charges																	(11)	—	(35)	—
Less OtisKnee matter																	—	—	(33)	—
Net earnings																	$353	$327	$1,028	$944

10	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In the United States, most of our products are marketed directly to doctors, hospitals and other healthcare facilities. For the most part, we maintain separate and dedicated sales forces for each of our principal product lines to provide focus and a high level of expertise to each medical specialty served. Internationally, our products are sold in over 100 countries through company-owned sales subsidiaries and branches as well as third-party dealers and distributors. Our business is generally not seasonal in nature; however, the number of reconstructive surgeries is generally lower during the summer months.

In the first nine months, revenues in the United States accounted for 65.3% and 63.4% of total revenues in 2012 and 2011, respectively, and international revenues accounted for 34.7% and 36.6% of total revenues in 2012 and 2011, respectively.

RESULTS OF OPERATIONS

Our consolidated results of operations for the three and nine months ended September 30, 2012 and 2011 were:

	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Net Sales	$2,052	$2,031	1.0	$6,319	$6,092	3.7
Gross Profit	1,397	1,362	2.6	4,283	4,021	6.5
Research, development & engineering expenses	114	122	(6.6)	342	347	(1.4)
Selling, general & administrative expenses	791	765	3.4	2,433	2,316	5.1
Intangible amortization	30	31	(3.2)	92	90	2.2
Restructuring charges	12	—	—	45	—	—
Other income (expense)	(6)	(13)	(53.8)	(24)	(15)	60.0
Income taxes	91	104	(12.5)	319	309	3.2
Net Earnings	$353	$327	8.0	$1,028	$944	8.9
Diluted Net Earnings per share	$0.92	$0.84	9.5	$2.68	$2.41	11.2

11	Dollar amounts in millions except per share amounts or as otherwise specified

Our geographic and segment net sales for the three and nine months ended September 30, 2012 and 2011 were:

			Percentage Change				Percentage Change
			2012/2011				2012/2011
	Three Months Ended			Constant Currency	Nine Months Ended			Constant Currency
	2012	2011	Reported		2012	2011	Reported
Geographic sales:
United States	$1,360	$1,298	4.7	4.7	$4,128	$3,862	6.9	6.9
International	692	733	(5.6)	(0.4)	2,191	2,230	(1.8)	2.0
Total net sales	$2,052	$2,031	1.0	2.9	$6,319	$6,092	3.7	5.1
Segment sales:
Reconstructive	$891	$901	(1.1)	1.1	$2,776	$2,729	1.8	3.3
MedSurg	781	767	1.7	3.1	2,388	2,303	3.6	4.8
Neurotechnology and Spine	380	363	4.7	6.9	1,155	1,060	9.0	10.5
Total net sales	$2,052	$2,031	1.0	2.9	$6,319	$6,092	3.7	5.1

Net sales increased 1.0% and 3.7% for the three and nine months ended September 30, 2012, respectively, from 2011. For the three-month period, net sales grew 3.4% as a result of increased unit volume and changes in product mix, and 0.4% due to acquisitions, partially offset by an unfavorable impact of 0.9% due to changes in price and 1.9% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency net sales increased in the three-month period by 2.9%. For the nine-month period, net sales grew 4.9% as a result of increased unit volume and changes in product mix and 1.6% due to acquisitions, partially offset by an unfavorable impact of 1.4% due to changes in price and 1.4% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency net sales increased in the nine-month period by 5.1%.

The increase in consolidated net sales for the three-month period was primarily due to higher shipments of Instruments, Neurotechnology and reprocessed and remanufactured medical devices; these gains were partially offset by slowness in the European and Japanese markets. The increase in the nine-month period was also primarily due to higher shipments of Instruments, reprocessed and remanufactured medical devices and Neurotechnology.

Net sales in the United States increased 4.7% and 6.9% for the three- and nine-month periods, respectively. International sales decreased 5.6% and 1.8% for the three- and nine-month periods, respectively. In constant currency, international sales decreased 0.4% and increased 2.0% for the three- and nine-month periods, respectively.

The following sales growth information is provided to supplement the net sales information presented above:

	Three Months Ended September 30							Nine Months Ended September 30
			% Change							% Change
					U.S.	International						U.S.	International
	2012	2011	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2012	2011	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Reconstructive
Hips	$288	$300	(3.9)	(2.1)	1.6	(9.6)	(5.9)	$908	$914	(0.7)	0.6	4.5	(5.9)	(3.3)
Knees	315	311	1.4	3.0	4.5	(4.3)	0.4	996	975	2.2	3.4	4.9	(2.7)	0.7
Trauma and Extremities	235	236	(0.7)	2.7	10.5	(10.6)	(4.2)	711	678	4.8	7.1	14.9	(3.6)	0.7
TOTAL RECONSTRUCTIVE	891	901	(1.1)	1.1	5.3	(8.9)	(4.1)	2,776	2,729	1.8	3.3	7.5	(5.1)	(1.7)
MedSurg
Instruments	303	294	3.0	4.6	6.2	(5.3)	0.3	931	868	7.2	8.5	10.5	(0.6)	3.7
Endoscopy	259	257	1.1	2.7	1.1	1.2	6.5	802	788	1.8	3.0	1.0	3.6	7.9
Medical	169	171	(1.3)	(0.1)	(6.7)	24.7	31.9	506	522	(3.2)	(2.2)	(7.4)	16.1	21.3
TOTAL MEDSURG	781	767	1.7	3.1	1.7	1.9	7.6	2,388	2,303	3.6	4.8	3.6	3.8	8.2
Neurotechnology and Spine
Spine	175	179	(1.6)	0.1	1.8	(9.0)	(3.7)	537	509	5.6	6.7	8.9	(1.8)	1.9
Neurotechnology	205	184	10.8	13.5	23.1	(3.7)	2.1	618	551	12.1	13.9	20.6	1.9	5.9
TOTAL NEUROTECHNOLOGY AND SPINE	380	363	4.7	6.9	11.3	(5.8)	(0.2)	1,155	1,060	9.0	10.5	14.3	0.5	4.3
Reconstructive net sales in the three-month period decreased 1.1%, primarily due to an unfavorable impact of 1.4% due to changes in price and 2.2% due to the unfavorable impact of foreign currency exchange rates on net sales. Net sales were positively impacted by a 2.4% increase in unit volume and changes in product mix and 0.1% due to the favorable impact of acquisitions on net sales. Reconstructive net sales in the nine-month period increased 1.8%, primarily due to a 4.1% increase in unit volume and changes in product mix and 1.3% due to acquisitions. Net sales were negatively impacted by an unfavorable impact of 2.1% due to changes in

12	Dollar amounts in millions except per share amounts or as otherwise specified price and 1.5% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency Reconstructive net sales in the three- and nine-month periods increased 1.1% and 3.3%, respectively, primarily due to increases in Trauma and Extremities, with sales of Knees also contributing to the increases.

MedSurg net sales in the three-month period increased 1.7%, primarily due to a 3.3% increase in unit volume and changes in product mix. These increases were partially offset by an unfavorable impact of 0.2% due to changes in price and 1.4% due to the unfavorable impact of foreign currency exchange rates on net sales. MedSurg net sales in the nine-month period increased 3.6%, primarily due to a 4.8% increase in unit volume and changes in product mix and 0.2% due to acquisitions. These increases were partially offset by an unfavorable impact of 0.3% due to changes in price and 1.1% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency MedSurg net sales in the three- and nine-month periods increased 3.1% and 4.8%, respectively, led by higher shipments of Instruments and reprocessed and remanufactured medical devices; these higher shipments were partially offset by challenging global market conditions for capital equipment.

Neurotechnology and Spine net sales in the three-month period increased 4.7%, primarily due to an 6.0% increase in unit volume and changes in product mix and 2.1% due to acquisitions, partially offset by an unfavorable impact of 1.3% due to changes in price and 2.2% due to the unfavorable impact of foreign currency exchange rates on net sales. Neurotechnology and Spine net sales in the nine-month period increased 9.0%, primarily due to a 6.7% increase in unit volume and changes in product mix and 5.7% due to acquisitions, partially offset by an unfavorable impact of 2.0% due to changes in price and 1.5% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency Neurotechnology and Spine net sales in the three- and nine-month periods increased 6.9% and 10.5%, respectively.

Consolidated Cost of Sales
Cost of sales decreased 2.1% and 1.7% for the three and nine months ended September 30, 2012, respectively, to 31.9% and 32.2% of sales, respectively, compared to 32.9% and 34.0% of sales, respectively, in 2011. For the nine-month period, cost of sales includes an additional cost of $15 related to inventory that was "stepped-up" to fair value following acquisitions compared to $127 in 2011. The three- and nine-month periods also include $2 and $4, respectively, in other restructuring-related costs. Excluding the impact of these amounts, cost of sales in the three- and nine-month periods were 31.8% and 31.9% of sales, respectively, compared to 32.0% and 31.9% of sales, respectively in 2011.

Research, Development and Engineering Expenses

Research, development and engineering expenses decreased 1.4% to $342, representing 5.4% of sales in the nine-month period compared to 5.7% in 2011. These costs decreased 6.6% to $114 representing 5.6% of sales in the three-month period compared to 6.0% in 2011. The spending level decreased as a percent of sales in the three- and nine-month periods primarily due to the termination of all development of the OP-1 molecule in late 2011. The timing of projects in general also causes the spending level to vary from quarter to quarter as a percentage of sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased from 2011 by 3.4% and 5.1% for the three- and nine-month periods, respectively, to $791 (38.5% of sales) and $2,433 (38.5% of sales), respectively. The three- and nine-month periods include $8 and $25, respectively, in acquisition and integration-related charges compared to $20 and $42, respectively, in 2011. In addition, general and administrative costs in the nine-month period include the $33 offered to the DOJ to settle the subpoena received in 2010 related to the sales and marketing of the OtisKnee device; the nine-month period also includes $8 in separation costs associated with our former Chief Executive Officer. The three- and nine-month periods in 2011 were favorably impacted by the resolution of a value added tax issue. Excluding the impact of the acquisition and integration-related charges and the OtisKnee matter, expenses in the three- and nine-month periods were 38.2% and 37.6% of sales, respectively, compared to 36.7% and 37.3% of sales, respectively, in 2011.

Restructuring Charges

In the three- and nine-month periods we recorded $12 and $45, respectively, in restructuring charges related to the continuation of focused reductions of our global workforce and other restructuring activities that are expected to reduce our global workforce by approximately 5% and be substantially complete by the end of 2013 at a total cost of approximately $150 to $175. The actions were initiated in 2011 to provide efficiencies and realign resources in advance of the new Medical Device Excise Tax scheduled to begin in 2013, as well as to allow for continued investment in strategic areas and drive growth.

13	Dollar amounts in millions except per share amounts or as otherwise specified

Other Income (Expense)

Other expense in the three- and nine-month periods decreased $7 and increased $9, respectively, from 2011. The decrease for the three-month period from 2011 was primarily a result of a favorable impact of $6 on interest expense related to tax audit settlements. The increase for the nine-month period from 2011 was mainly the result of a favorable impact of $20 on our interest expense for the three months ended June 30, 2011, also due to tax audit settlements.

Income Taxes

Our effective income tax rate on earnings in the three- and nine-month periods was 20.5% and 23.7%, respectively, compared to 24.1% and 24.7%, respectively, in 2011. In September 2012 we effectively settled all tax matters through 2004 relating to two German subsidiaries, and also adjusted the estimate of foreign tax credits to the amount shown on the tax return as filed; the net tax impact of these favorable events is reflected in the effective income tax rate for the three-month period.  The rate for the three-month period also includes acquisition, integration, restructuring and other charges of $17 (net of $4 income tax benefit). The rate for the nine-month period includes the amortization of inventory step-up charges of $11 (net of $4 income tax benefit) and acquisition, integration, restructuring and other charges of $85 (net of $21 income tax benefit).

Net Earnings
Net earnings for the three- and nine-month periods were $353 or $0.92 per diluted share and $1,028 or $2.68 per diluted share compared to $327 or $0.84 per diluted share and $944 or $2.41 per diluted share in 2011.

Reported net earnings includes restructuring and related charges and acquisition and integration related charges related to acquisitions completed in 2011, including additional cost of sales for inventory sold in the year that was “stepped-up” to fair value. We also offered $33 to the United States Department of Justice to resolve the matter related to sales and marketing of our OtisKnee device and recorded a corresponding non-tax deductible charge. Excluding the impact of these items, adjusted net earnings in the three- and nine-month periods increased 5.1% and 6.2%, respectively, from 2011, to $370 or $0.97 per diluted share and $1,124 or $2.93 per diluted share, respectively.

The following reconciles the non-GAAP financial measures adjusted net earnings and adjusted diluted net earnings per share with the most directly comparable GAAP financial measures, reported net earnings and diluted net earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Reported net earnings	$353	$327	$1,028	$944
Acquisition and integration-related charges, net of tax:
Inventory "step-up" to fair value	—	12	11	85
Acquisition and integration related charges	6	13	17	29
Restructuring and related charges	11	—	35	—
OtisKnee matter	—	—	33	—
Adjusted net earnings	$370	$352	$1,124	$1,058

Diluted net earnings per share of common stock:
Reported diluted net earnings per share	$0.92	$0.84	$2.68	$2.41
Acquisition and integration-related charges, net of tax:
Inventory "step-up" to fair value	—	0.03	0.03	0.22
Acquisition and integration related charges	0.02	0.03	0.04	0.07
Restructuring and related charges	0.03	—	0.09	—
OtisKnee matter	—	—	0.09	—
Adjusted diluted net earnings per share	$0.97	$0.91	$2.93	$2.70
Weighted-average diluted shares outstanding	382.5	388.4	383.2	391.5

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We generated $569 and $1,061 of cash from operations in the three- and nine-month periods ended September 30, 2012, respectively, compared to $446 and $807, respectively, in 2011. Operating cash flow resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, stock-based compensation, sale of inventory "stepped-up" to fair value at acquisition and deferred income taxes), partially offset by an increase in working capital. The net of accounts receivable, inventory, loaner instrumentation and accounts payable consumed $218 of operating cash flow in the nine-month period, including $165 for loaner instrumentation and $65 for accounts payable. Inventory consumed $40 of operating cash flow primarily due to the building of inventory related to acquisitions and other business growth, increased stock levels in advance of new product introductions and higher inventory levels in support of sales growth. Inventory days on hand as compared to September 30, 2011 have increased by 7 days due to the impact of the above. Accounts receivable days sales outstanding increased by 1 day compared to the prior year due to timing of sales.

Investing Activities

Net investing activities consumed $167 of cash in the nine-month period compared to $1,755 in 2011. Cash used in 2012 was primarily for capital expenditures, while cash used in 2011 was due to acquisition activity as well as capital spending.

Financing Activities

Net financing activities consumed $386 of cash in the nine-month period compared to $22 in 2011, primarily due to the payment of dividends and repurchases of common stock. Cash proceeds from financing in 2011 also included $749 from the issuance of long-term debt. Dividends paid per common share in the nine-month period increased 18.1% to $0.6375 compared to $0.54 in 2011.

Liquidity

Cash and marketable securities were $3,863 at September 30, 2012 and $3,418 at December 31, 2011 and current assets exceeded current liabilities by $6,064 at September 30, 2012 and $5,383 at December 31, 2011. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due.

In August 2012 we refinanced our credit facility with a new $1,000 Senior Unsecured Revolving Credit Facility due August 2017 (2012 Facility). The 2012 Facility replaced the previously outstanding $1,000 Unsecured Credit Facility due in August 2013 (2010 Facility). The 2012 Facility includes an increase option permitting us to increase the size of the facility up to an additional $500, a $500 multicurrency sublimit (with no sublimit for euro borrowings), a $100 letter of credit sublimit and other terms, conditions and covenants substantially the same as the 2010 Facility. The 2012 Facility has an annual facility fee ranging from 5 to 22.5 basis points and bears interest at LIBOR, as defined in the 2012 Facility agreement, plus an applicable margin ranging from 57.5 to 127.5 basis points, both of which are dependent on our credit ratings.

Should additional funds be required we had approximately $1,056 of borrowing capacity available under all of our existing credit facilities at September 30, 2012, including the 2012 Facility.

At September 30, 2012, approximately 67% of our consolidated cash and cash equivalents and marketable securities were held in locations outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States.

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

European Region at September 30, 2012 and December 31, 2011 was approximately $197 and $257, respectively, including approximately $102 and $170, respectively, of sovereign receivables. We believe that our current reserves related to receivables are adequate and any additional credit risk associated with the European debt crisis is not expected to have a material adverse impact on our financial position or liquidity.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.

OTHER MATTERS
Hedging
We have certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currencies. The strengthening of the United States dollar relative to foreign currencies has decreased the value of these investments in net assets and the related foreign currency translation adjustment loss in shareholders’ equity by $74 since the beginning of 2012.

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

On June 28, 2012 we voluntarily recalled our Rejuvenate and ABGII modular neck-stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. We continue to work with the medical community to evaluate the data and further understand this matter.

In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The Wisconsin lawsuit was subsequently transferred to the United States District Court in Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment manufactured and sold by us and seek damages and permanent injunctions. The first lawsuit involved ten patents related to the use of a motorized wheel for hospital beds and stretchers. We recently entered into an agreement settling that lawsuit. This agreement included a payment to Hill-Rom of $3.75. The second lawsuit involves nine patents related to electrical network communications for hospital beds. We continue to vigorously defend ourselves in this suit. The ultimate resolution of this matter may have no relation to the resolution of the first suit and cannot be predicted; however, the ultimate cost could have a material adverse effect on our financial position, results of operations and cash flows.

In 2010 we received a subpoena from the United States Department of Justice (DOJ) related to the sales and marketing of the OtisKnee device. The subpoena concerns allegations of violations of Federal laws related to sales of a device not cleared by the United States Food and Drug Administration (FDA). We entered into discussions regarding the potential settlement of this matter and, on May 31, 2012, we offered $33 to the DOJ to settle this matter and recorded a corresponding non-tax deductible charge. We continue to discuss this matter with the DOJ, but there can be no assurance that we will reach a consensual resolution, when such a resolution would occur or what might be the final terms of any such resolution.

In 2010 we received a subpoena from the DOJ related to sales, marketing and regulatory matters related to the Stryker PainPump. The investigation is ongoing.

16	Dollar amounts in millions except per share amounts or as otherwise specified

In 2007 we disclosed that the United States Securities and Exchange Commission (SEC) made an inquiry of us regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. Subsequently, in 2008, we received a subpoena from the United States DOJ, Criminal Division, requesting certain documents for the period since January 1, 2000 in connection with the SEC inquiry. We are fully cooperating with the DOJ and the SEC regarding these matters.

In 2007 the United States Department of Health and Human Services, Office of Inspector General (HHS) issued a civil subpoena to us seeking to determine whether we violated various laws by paying consulting fees and providing other things of value to orthopedic surgeons and healthcare and educational institutions as inducements to use Stryker's orthopedic medical devices in procedures paid for in whole or in part by Medicare. We have produced numerous documents and other materials to HHS in response to the subpoena.

The following provides details on the tentative settlement of a previously disclosed matter:

In 2010 a shareholder's derivative action complaint against certain of our current and former Directors and Officers was filed in the United States District Court for the Western District of Michigan Southern Division. This lawsuit was brought by the Westchester Putnam Counties Heavy and Highway Laborers Local 60 Benefit Funds and Laborers Local 235 Benefit Funds. The complaint alleges claims for breach of fiduciary duties and gross mismanagement in connection with certain product recalls, FDA warning letters, government investigations relating to physician compensation and the criminal proceeding brought against our Biotech division. We recently entered into a tentative settlement agreement subject to court approval that would require, among other things, changes to certain of Stryker's corporate governance practices and payment of plaintiff's attorney fees.

FORWARD LOOKING STATEMENTS
This report contains statements referring to us that are not historical facts and are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the “safe harbor” provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as “may,” “could,” “will,” “should,” “would,” “possible,” “plan,” “predict,” “forecast,” “potential,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “may impact,” “on track,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures –An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2012 was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer and Vice President, Corporate Secretary (the Certifying Officers). Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting – There was no change to our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

17	Dollar amounts in millions except per share amounts or as otherwise specified

Other Matters – We are in the process of implementing new Enterprise Resource Planning (ERP) systems at certain of our divisions, including our Neurovascular, Canadian and European divisions. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting. In connection with these ERP system implementations, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that these ERP system implementations will have an adverse effect on our internal control over financial reporting.

18	Dollar amounts in millions except per share amounts or as otherwise specified

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

For the three months ended September 30, 2012, we repurchased 356,826 shares at a cost of $19 pursuant to the 2010 Repurchase Program. At September 30, 2012, the maximum dollar value of shares that may yet be purchased under the 2010 Repurchase Program was $95. We had not made any repurchases pursuant to the 2011 Repurchase Program at September 30, 2012.

A summary of the activity pursuant to the 2010 Repurchase Program for the three months ended September 30, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans
2010 Repurchase Program

July 1, 2012—July 31, 2012	0.36	$53.31	0.36	$95
August 1, 2012—August 31, 2012	—	$—	—	$95
September 1, 2012—September 30, 2012	—	$—	—	$95
Total	0.36	$53.31	0.36

Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

ITEM 6.	EXHIBITS

(a)	Exhibits
	31(i)	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	31(ii)	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
* Furnished with this Form 10-Q

19	Dollar amounts in millions except per share amounts or as otherwise specified

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

October 22, 2012	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, President and Chief Executive Officer

October 22, 2012	/s/ DEAN H. BERGY
Date	Dean H. Bergy, Interim Chief Financial Officer and Vice President, Corporate Secretary

20

EXHIBIT INDEX

Exhibit 31	Rule 13a-14(a) Certifications
(i)	Certification of Principal Executive Officer of Stryker Corporation
(ii)	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32	18 U.S.C. Section 1350 Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 101	XBRL (Extensible Business Reporting Language) Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q