Form 10-K
period 2012-12-31
STRYKER CORP
filed 2013-02-27
CIK 310764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

FORM 10-K
_______________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐       NO  ☒
Based on the closing sales price of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,179,042,425. The number of shares outstanding of the registrant’s common stock, $.10 par value, was 380,512,172 at January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2013 Annual Meeting of Shareholders (the 2013 proxy statement) are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS.

General

Stryker Corporation is one of the world's leading medical technology companies with 2012 revenues of $8,657 and net earnings of $1,298. Stryker's products include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment; neurosurgical, neurovascular and spinal devices; as well as other medical device products used in a variety of medical specialties.

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

Business Segments and Geographic Information

We segregate our reporting into three reportable business segments: Reconstructive, MedSurg, and Neurotechnology and Spine. Financial information regarding our reportable business segments and certain geographic information is included under "Results of Operations" in Item 7 of this report and Note 12 to the Consolidated Financial Statements in Item 8 of this report.

The net sales for each reportable segment over the last three years were:

	2012		2011		2010
Reconstructive	$3,823	44%	$3,710	45%	$3,549	48%
MedSurg	3,265	38%	3,160	38%	2,803	38%
Neurotechnology and Spine	1,569	18%	1,437	17%	968	14%
Total	$8,657	100%	$8,307	100%	$7,320	100%

Reconstructive

Reconstructive products consist primarily of implants used in hip and knee joint replacements and trauma and extremities surgeries. We bring patients and physicians advanced implant designs and specialized instrumentation that make orthopaedic surgery and recovery simpler, faster and more effective. We support surgeons with the technology and services they need as they develop new surgical techniques.

The net sales of Reconstructive products over the last three years were:

	2012		2011		2010
Knees	$1,356	35%	$1,316	35%	$1,306	37%
Hips	1,233	32%	1,228	33%	1,154	33%
Trauma and Extremities	989	26%	931	25%	845	24%
Other	245	7%	235	7%	244	6%
Total	$3,823	100%	$3,710	100%	$3,549	100%

In 2012 we launched Accolade II, the first hip stem with a Morphometric Wedge design, an evolution of the tapered wedge stem. We also launched the GetAroundKnee direct to consumer advertising campaign to convey the benefits of the single radius design of our Triathlon Knee System.

In 2011 we acquired Memometal Technologies, which develops, manufactures and markets products for extremity (hand and foot) indications that enhance the offerings in our trauma product line.

Stryker is one of five leading competitors in the United States for joint replacement and trauma products; the other four are Zimmer Holdings, Inc. (Zimmer), DePuy Synthes Company (DePuy Synthes, a subsidiary of Johnson & Johnson), Biomet, Inc. and Smith & Nephew plc. We are also a leading player in the international markets, with these same companies as our principal competitors.

1	Dollar amounts in millions except per share amounts or as otherwise specified

MedSurg

MedSurg products include surgical equipment and surgical navigation systems (Instruments); endoscopic and communications systems (Endoscopy); patient handling and emergency medical equipment (Medical); and reprocessed and remanufactured medical devices as well as other medical device products used in a variety of medical specialties.

The net sales of MedSurg products over the last three years were:

	2012		2011		2010
Instruments	$1,261	39%	$1,187	38%	$1,085	39%
Endoscopy	1,111	34%	1,080	34%	985	35%
Medical	691	21%	722	23%	583	21%
Other	202	6%	171	5%	150	5%
Total	$3,265	100%	$3,160	100%	$2,803	100%

In 2012 we launched System 7, the next generation of heavy duty surgical power tools. These tools are used in total joint procedures, such as hip and knee replacements, and offer the latest in advanced cutting technology. We also launched the 1488 HD 3-Chip Endoscopic Camera System, which utilizes advanced CMOS technology and premium optics to provide a clear bright image designed to enhance patient outcomes. In addition, we launched Power-LOADTM, our cot fastener system that lifts and lowers the cot into and out of ambulances, thereby reducing spinal loads and the risk of cumulative trauma injuries to emergency responders.

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

Stryker is one of three market leaders in Instruments, competing principally with Medtronic, Inc. and Conmed Linvatec, Inc. (a subsidiary of CONMED Corporation) globally; internationally, we also compete with Aesculap-Werke AG (a division of B. Braun Melsungen AG). In Endoscopy, we compete with Smith & Nephew Endoscopy (a division of Smith & Nephew plc), ConMed Linvatec, Inc., Arthrex, Inc., Karl Storz GmbH & Co. and Olympus Optical Co. Ltd. Our primary competitors in Medical are Hill-Rom Holdings, Inc. and Kinetic Concepts, Inc.

Neurotechnology and Spine

Our Neurotechnology and Spine products include a comprehensive portfolio of products including both neurosurgical and neurovascular devices. Our neurotechnology offering includes products used for minimally invasive endovascular techniques, as well as a comprehensive line of products for traditional brain and open skull base surgical procedures, orthobiologic and biosurgery products including synthetic bone grafts and vertebral augmentation products, as well as minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke. We also develop, manufacture and market spinal implant products including cervical, thoracolumbar and interbody systems used in spinal injury, deformity and degenerative therapies.

The net sales of Neurotechnology and Spine products over the last three years were:

	2012		2011		2010
Neurotechnology	$842	54%	$750	52%	$320	33%
Spine	727	46%	687	48%	648	67%
Total	$1,569	100%	$1,437	100%	$968	100%

In 2012 we received 510(k) approval to market the Trevo® Pro Retriever, our next generation clot removal technology that utilizes proprietary Stentriever® Technology for optimized clot integration and retrieval in patients experiencing acute ischemic stroke.

In 2012 we received 510(k) approval to market our Trevo® ProVEUTM Retriever, the first clot removal device fully visible during the procedure for precise positioning within the clot and optimized clot retrieval in patients experiencing acute ischemic stroke.

2	Dollar amounts in millions except per share amounts or as otherwise specified

In 2012 we completed the acquisition of Surpass Medical, Ltd. (Surpass). Surpass is developing and commercializing next-generation flow diversion stent technology to treat brain aneurysms using a unique mesh design and delivery system. The acquisition of Surpass enhances the product offerings within our Neurotechnology product line.

In 2011 we acquired the assets of the Neurovascular division of Boston Scientific Corporation (Neurovascular), as well as Concentric Medical, Inc., a manufacturer of minimally invasive products for the treatment of acute ischemic stroke. These acquisitions significantly expanded our product offerings within our Neurotechnology product line.

In 2011 we completed the acquisition of Orthovita, Inc. (Orthovita), a developer of orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products. The acquisition of Orthovita complements our existing product offerings, primarily within our Spine product line.

Our primary competitors in Neurotechnology are Covidien and Micrus Endovascular, LLC (a subsidiary of Johnson & Johnson). We are one of three market leaders in spine products, along with Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.) and DePuy Synthes.

Geographic Areas

In 2012 approximately 65.4% of our revenues were generated from customers in the United States. Internationally our products are sold in over 100 countries through local dealers and direct sales efforts. Additional geographic information is included under "Results of Operations" in Item 7 of this report and Note 12 to the Consolidated Financial Statements in Item 8 of this report.

Raw Materials and Inventory

Raw materials essential to our business are generally readily available from multiple sources. Substantially all products we manufacture are stocked in inventory, while certain MedSurg products are assembled to order. A substantial amount of our neurovascular finished goods are currently sourced from Boston Scientific Corporation; the manufacture of these products will transfer to Stryker during 2013. The dollar amount of backlog orders at any given time is not considered to be significant.

Patents and Trademarks

Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of such products restricts competitors from duplicating these unique designs and features. We seek to obtain patent protection on our products whenever appropriate for protecting our competitive advantage. As of December 31, 2012, we own approximately 1,687 United States patents and 3,081 international patents.

Seasonality

Our business is generally not seasonal in nature; however, the number of reconstructive implant surgeries is generally lower during the summer months.

Competition

In all of our product lines we compete with local and global companies located throughout the world. Competition exists in all product lines without regard to the number and size of the competing companies involved. The development of new and innovative products is important to our success in all areas of our business and competition in research, involving the development and the improvement of new and existing products and processes, is particularly significant. The competitive environment requires substantial investments in continuing research and in maintaining sales forces.

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

Product Development

Most of our products and product improvements, with the exception of our neurotechnology products, have been developed internally at research facilities located in manufacturing locations in the United States, Ireland, Puerto Rico, Germany, Switzerland, India and

3	Dollar amounts in millions except per share amounts or as otherwise specified

France. We also invest through acquisitions in technologies developed by third parties that have the potential to expand the markets in which we operate. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist us in product development efforts. The total costs of worldwide Company-sponsored research, development and engineering activities relating to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of customers and patients were $471, $462 and $394 in 2012, 2011 and 2010, respectively. Research, development and engineering expenses as a percentage of sales were 5.4%, 5.6% and 5.4% in 2012, 2011 and 2010, respectively. The spending level in 2012 as a percentage of sales decreased primarily due to the termination of all development of the OP-1 molecule in late 2011.

Regulation

Our businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation.

In the United States, the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and its subsequent amendments, and the regulations issued or proposed thereunder, provide for regulation by the United States Food and Drug Administration (FDA) of the design, manufacture and marketing of medical devices, including most of our products. Many of our new products fall into FDA classifications that require notification of and review by the FDA before marketing, submitted as a 510(k). Certain of our products require extensive clinical testing, consisting of safety and efficacy studies, followed by pre-market approval (PMA) applications for specific surgical indications.

The FDA's Quality System regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities by the FDA. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacture and marketing of our products.

The member states of the European Union (EU) have adopted the European Medical Device Directives that form a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to meet certain quality system requirements and obtain CE Marking for their products. We have authorization to apply the CE Marking to substantially all of our products. In addition, we comply with the unique regulatory requirements of each of the countries in which we market our products.

Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare expenses generally and hospital costs in particular, including price regulation and competitive pricing, are ongoing in markets where we do business. It is not possible to predict at this time the long-term impact of such cost containment measures on our future business.

In addition, business practices in the healthcare industry have come under increased scrutiny, particularly in the United States, by government agencies and state attorneys general, and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.

Employees

At December 31, 2012, we had approximately 22,010 employees worldwide. Certain international employees are covered by collective bargaining agreements. We believe that we maintain positive relationships with our employees worldwide.

Executive Officers of the Registrant

Information regarding our executive officers appears under the caption "Directors, Executive Officers and Corporate Governance" in Item 10 of this Report.

Available Information

Our main corporate website address is www.stryker.com. Copies of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K filed or furnished to the United States Securities and Exchange Commission (SEC) will be provided without charge to any shareholder submitting a written request to our Corporate Secretary at our principal executive offices. All of our SEC filings are also available free of charge on our website within the "Investor-SEC Filings & Ownership Reports" link as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC's website at www.sec.gov.

4	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 1A.	RISK FACTORS.

This report contains statements referring to us that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed below.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, cash flows, financial condition and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, cash flows, financial condition or results of operations.

Legal & Regulatory Risks

The impact of United States healthcare reform legislation on us remains uncertain. In 2010 federal legislation to reform the United States healthcare system was enacted into law. The law was upheld by a Supreme Court decision that was announced on June 28, 2012. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the new law will have a significant impact upon various aspects of our business operations. Among other things, the new law imposes a 2.3 percent excise tax on Class I, II and III medical devices beginning January 2013 that will apply to United States sales of a majority of our medical device products. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered. Further, we cannot predict what other healthcare programs and regulations will be ultimately implemented at the federal or state level, the effect of any future legislation or regulation in the United States or internationally or whether any changes will lower reimbursements for our products or reduce medical procedure volumes.

Cost containment measures in the United States and other countries resulting in pricing pressures could have a negative impact on our future operating results. Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where we do business. Pricing pressure has also increased in our markets due to continued consolidation among healthcare providers, trends toward managed care, the shift towards governments becoming the primary payers of healthcare expenses, and government laws and regulations relating to reimbursement and pricing generally. Reductions in reimbursement levels or coverage or other cost containment measures could unfavorably affect our future operating results.

We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements. We are defendants in various proceedings, legal actions and claims arising in the normal course of business, including product liability and other matters. These matters are subject to many uncertainties and outcomes are not predictable. In addition, we may incur significant legal expenses regardless of whether we are found to be liable. To partially mitigate losses arising from unfavorable outcomes in such matters, we purchase third-party insurance coverage subject to certain retentions, deductibles and loss limitations. We may be adversely impacted by any settlement payments or losses beyond the amounts of insurance carried or for which coverage is otherwise not available. In addition, even if covered by insurance, such losses may negatively impact our ability to obtain third-party insurance coverage in future periods on a cost effective basis or at all.

Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.  The medical device industry is characterized by extensive intellectual property litigation and, from time to time, we are the subject of claims by third parties of potential infringement or misappropriation.  Regardless of outcome, such claims are expensive to defend and divert the time and effort of our management and operating personnel from other business issues.  A successful claim or claims of patent or other intellectual property infringement against us could result in our payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category.

5	Dollar amounts in millions except per share amounts or as otherwise specified

Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may impact offerings in our product portfolios. Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies critical to our products. Also, our currently pending or future patent applications may not result in issued patents, and issued patents are subject to claims concerning priority, scope and other issues.

We are subject to extensive governmental regulations relating to the manufacturing, labeling and marketing of our products. Substantially all of our products are subject to regulation by the FDA and other governmental authorities in the United States and internationally. The process of obtaining regulatory approvals to market a medical device can be costly and time consuming and approvals might not be granted for future products timely, if at all. In addition, if we fail to comply with applicable regulatory requirements, we may be subject to a range of sanctions including warning letters, monetary fines, product recalls and the suspension of product manufacturing and criminal prosecution.

Market Risks

Macroeconomic developments, such as the recent recessions in Europe and the debt crises in certain countries in the European Union, could negatively affect our ability to conduct business in those geographies. The continuing debt crises in certain European Union countries could cause the value of the euro to deteriorate, reducing the purchasing power of our European Union customers. Financial difficulties experienced by our suppliers and customers, including distributors, could result in product delays and inventory issues; risks to accounts receivable could also include delays in collection and greater bad debt expense.

Exposure to exchange rate fluctuations on cross border transactions and translation of local currency results into United States dollars. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. In addition, our sales are translated into United States dollars for reporting purposes. The strengthening or weakening of the United States dollar could result in favorable or unfavorable translation effects as the results of foreign locations are translated into United States dollars.

Business and Operational Risks

We may be unable to effectively develop and market products against the products of our competitors in a highly competitive industry. Our present or future products could be rendered obsolete or uneconomical by technological advances by our competitors. Competitive factors include price, customer service, technology, innovation, quality, reputation and reliability. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or may be more successful in attracting potential customers, employees and strategic partners. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.

Competition in research, involving the development and improvement of new and existing products, is particularly significant and results from time to time in product obsolescence. The markets in which we operate are highly competitive, and new products and surgical procedures are introduced on an ongoing basis. Such marketplace changes may cause some of our products to become obsolete. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, a higher level of inventory write downs may result.

We may be unable to maintain adequate working relationships with healthcare professionals. We seek to maintain close working relationships with respected physicians and medical personnel in hospitals and universities who assist in product research and development. We rely on these professionals to assist us in the development of proprietary products and product improvements to complement and expand our existing product lines. If we are unable to maintain these relationships, our ability to develop, market and sell new and improved products could decrease.

We are subject to additional risks associated with our extensive international operations. We develop, manufacture and distribute our products throughout the world. Our international operations are, and will continue to be, subject to a number of additional risks and potential costs, including changes in foreign medical reimbursement policies and programs, unexpected changes in foreign regulatory requirements, differing local product preferences and product requirements, diminished protection of intellectual property in some countries outside of the United States, trade protection measures and import or export licensing requirements, extraterritorial effects of United States laws such as the Foreign Corrupt Practices Act, difficulty in staffing and managing foreign operations and political and economic instability.

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

We may record future goodwill impairment charges related to one or more of our business units, which could materially adversely impact our results of operations. We perform our annual impairment test for goodwill in the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In evaluating the potential for impairment we make assumptions regarding revenue projections, growth rates, cash flows, tax rates, and discount rates. These assumptions are uncertain and by nature may vary from actual results. A significant reduction in the estimated fair values could result in impairment charges that could materially affect our results of operations.

Our results of operations could be negatively impacted by future changes in the allocation of income to each of the income tax jurisdictions in which we operate. We operate in multiple income tax jurisdictions both in the United States and internationally. Accordingly, our management must determine the appropriate allocation of income to each jurisdiction based on current interpretations of complex income tax regulations. Income tax authorities regularly perform audits of our income tax filings. Income tax audits associated with the allocation of income and other complex issues, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments. If changes to the income allocation are required between jurisdictions with different income tax rates, the related adjustments could have a material unfavorable impact on our results of operations.

Failure of a key information technology system, process or site could have a material adverse impact on our business. We rely extensively on information technology systems to conduct business. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, providing data security and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate timely, we may suffer interruptions in our ability to manage operations.

We may be unable to attract and retain key employees. Our sales, technical and other key personnel play an integral role in the development, marketing and selling of new and existing products. If we are unable to recruit, hire, develop and retain a talented, competitive work force, we may not be able to meet our strategic business objectives.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

7	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 2.	PROPERTIES.

The following are our principal manufacturing locations as of December 31, 2012:

Location	Segment	Square Feet	Owned/ Leased
Mahwah, New Jersey	Reconstructive	531,000	Owned
Kiel, Germany	Reconstructive	173,000	Owned
Suzhou, China	Reconstructive, Neurotechnology and Spine	158,000	Owned
Selzach, Switzerland	Reconstructive	137,000	Owned
Freiburg, Germany	Reconstructive	119,000	Owned
Malvern, Pennsylvania	Reconstructive	88,000	Leased
Carrigtwohill, Ireland	Reconstructive	72,000	Owned
Freiburg, Germany	Reconstructive, MedSurg	68,000	Leased
Limerick, Ireland	Reconstructive	58,000	Owned
Stetten, Germany	Reconstructive	33,000	Owned
Rennes, France	Reconstructive	31,000	Leased
Portage, Michigan	MedSurg	1,034,000	Owned
Arroyo, Puerto Rico	MedSurg	220,000	Leased
San Jose, California	MedSurg	185,000	Leased
Lakeland, Florida	MedSurg	125,000	Leased
Flower Mound, Texas	MedSurg	114,000	Leased
Phoenix, Arizona	MedSurg	93,000	Leased
Guayama, Puerto Rico	MedSurg	46,000	Leased
Neuchâtel, Switzerland	Neurotechnology and Spine	88,000	Owned
Cestas, France	Neurotechnology and Spine	79,000	Owned
Mountain View, California	Neurotechnology and Spine	62,000	Owned
Cestas, France	Neurotechnology and Spine	35,000	Leased
West Valley, Utah	Neurotechnology and Spine	29,000	Leased

In addition, we maintain corporate, administrative and sales offices and warehousing and distribution facilities in multiple countries. We believe that our properties are suitable and adequate for the manufacture and distribution of our products.

ITEM 3.	LEGAL PROCEEDINGS.

We are involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described in Note 6 to the Consolidated Financial Statements in Item 8 of this report; this information is incorporated herein by reference.

ITEM 4.	MINE SAFETY.

Not applicable.

8	Dollar amounts in millions except per share amounts or as otherwise specified

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange under the symbol SYK. Quarterly stock price and dividend information for the years ended December 31, 2012 and 2011 were as follows:

	2012 Quarter Ended				2011 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Dividends declared per share of common stock	$0.2125	$0.2125	$0.2125	$0.265	$0.18	$0.18	$0.18	$0.2125
Market price of common stock:
High	55.90	57.14	56.79	56.75	65.20	64.61	60.64	51.13
Low	50.41	49.43	50.05	51.60	53.50	56.58	43.73	44.56

Our Board of Directors considers payment of cash dividends at each of its quarterly meetings. On January 31, 2013, there were 4,236 shareholders of record of our common stock.

In December 2012, 2011 and 2010, we announced that our Board of Directors had authorized us to purchase up to $405, $500 and $500, respectively, of our common stock (the 2012, 2011 and 2010 Repurchase Programs, respectively). Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise. Under the 2010 Repurchase Program, we repurchased 2.1 million shares at a cost of $108 during 2012. We had not made any repurchases pursuant to the 2012 or 2011 Repurchase Programs at December 31, 2012. At December 31, 2012, the maximum dollar value of shares that may yet be purchased under the the authorized Repurchase Programs was $1,000.

The following graph compares our total returns (including reinvestments of dividends) against the Standard & Poor’s (S&P) 500 Composite Stock Price Index and the S&P Health Care (Medical Products and Supplies) Index. The graph assumes $100 (not in millions) invested on December 31, 2007 in our Common Stock and each of the indices.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
130
120
110
100
90
80
70
60
50
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Stryker Corporation
S&P 500 Index
S&P 500 Health Care Index

Company / Index	2007	2008	2009	2010	2011	2012
Stryker Corporation	100.00	54.01	68.44	73.84	69.32	77.71
S&P 500 Index	100.00	63.00	79.68	91.68	93.61	108.59
S&P 500 Health Care Index	100.00	77.19	92.40	95.08	107.18	126.35

9	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 6.	SELECTED FINANCIAL DATA.

Selected financial data for each of the five years in the period ended December 31, 2012 is as follows:

CONSOLIDATED OPERATIONS	2012	2011	2010	2009	2008
Net sales	$8,657	$8,307	$7,320	$6,723	$6,718
Cost of sales	2,781	2,811	2,286	2,184	2,131
Gross profit	5,876	5,496	5,034	4,539	4,587
Research, development and engineering expenses	471	462	394	336	368
Selling, general and administrative expenses	3,466	3,150	2,707	2,506	2,625
Intangibles amortization	123	122	58	36	40
Other (a)	75	76	124	67	35
	4,135	3,810	3,283	2,945	3,068
Operating income	1,741	1,686	1,751	1,594	1,519
Other income (expense)	(36)	—	(22)	30	61
Earnings from continuing operations before income taxes	1,705	1,686	1,729	1,624	1,580
Income taxes	407	341	456	517	432
Net earnings	$1,298	$1,345	$1,273	$1,107	$1,148

PER SHARE DATA
Net earnings per share of common stock:
Basic	$3.41	$3.48	$3.21	$2.79	$2.81
Diluted	$3.39	$3.45	$3.19	$2.77	$2.78
Dividends per share of common stock:
Declared	$0.9025	$0.7525	$0.63	$0.25	$0.40
Paid	$0.85	$0.72	$0.60	$0.50	$0.33
Average number of shares outstanding—in millions:
Basic	380.6	386.5	396.4	397.4	408.1
Diluted	383.0	389.5	399.5	399.4	413.6

CONSOLIDATED FINANCIAL POSITION
Cash, cash equivalents and current marketable securities	$4,285	$3,418	$4,380	$2,955	$2,196
Accounts receivable—net	1,430	1,417	1,252	1,147	1,130
Inventory—net	1,265	1,283	1,057	943	953
Property, plant and equipment—net	948	888	798	948	964
Capital expenditures	210	226	182	131	155
Depreciation and amortization	486	481	410	385	388
Total assets	13,206	12,146	10,895	9,071	7,603
Accounts payable—net	288	345	292	200	274
Long-term debt, including current maturities	1,762	1,768	1,021	18	21
Shareholders’ equity	8,597	7,683	7,174	6,595	5,407
Net cash provided by operating activities	1,657	1,434	1,547	1,461	1,176

OTHER DATA
Number of shareholders of record	4,258	4,508	4,586	4,607	4,500
Number of employees	22,010	21,241	20,036	18,582	17,594

(a) Includes restructuring and asset impairment charges.

10	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth in constant currency, adjusted net earnings and adjusted diluted net earnings per share. We believe that these non-GAAP measures provide meaningful information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency, adjusted net earnings and adjusted net earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain annual bonus plans on these non-GAAP financial measures. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current year results at prior year average foreign currency exchange rates. To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, net earnings and diluted net earnings per share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Results of Operations below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
ABOUT STRYKER
Stryker is one of the world's leading medical technology companies, with 2012 revenues of $8,657 and net earnings of $1,298. We are dedicated to helping healthcare professionals perform their jobs more efficiently while enhancing patient care. We offer a diverse array of innovative medical technologies, including reconstructive, medical and surgical, and neurotechnology and spine products, to help people lead more active and more satisfying lives.
In the United States, most of our products are marketed directly to doctors, hospitals and other healthcare facilities. In general, we maintain separate dedicated sales forces for each of our principal product lines to provide focus and a high level of expertise to each medical specialty served. Internationally our products are sold in over 100 countries through company-owned sales subsidiaries and branches as well as third-party dealers and distributors. Our business is generally not seasonal in nature; however, the number of reconstructive surgeries is generally lower during the summer months.
Recent Business Developments
In February 2013 we made a voluntary general offer to acquire all the shares of Trauson Holdings Company Limited for HK$7.50 per ordinary share for a total consideration of $764 in an all cash transaction. With this acquisition, which is expected to close before the end of the second quarter of 2013, we will expand our presence in a key emerging market with a product portfolio and pipeline that is targeted at the large and fast growing value segment of the Chinese orthopaedic market.
In December 2012 we recorded a charge of $174 ($133 net of taxes), or approximately $0.35 per share, related to the previously disclosed voluntary recall of our Rejuvenate and ABG II modular-neck hip stems.
In November 2012 we completed the acquisition of Surpass Medical, Ltd. (Surpass). Surpass is developing and commercializing next-generation flow diversion stent technology to treat brain aneurysms using a unique mesh design and delivery system. The acquisition of Surpass enhances the product offerings within our Neurotechnology product line.
In October 2012 Kevin A. Lobo was named our President and Chief Executive Officer. Mr. Lobo replaced Curt R. Hartman, who had served as Interim Chief Executive Officer since the resignation of Stephen P. MacMillan.
In August 2012 we refinanced our credit facility with a new $1,000 Unsecured Revolving Credit Facility due August 2017 (2012 Facility). The 2012 Facility replaced the previously outstanding $1,000 Unsecured Credit Facility due in August 2013.
In 2012 we recorded $40 in severance and related costs in connection with focused reductions of our global workforce and other restructuring activities that are expected to reduce our global workforce by approximately 5%. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources in advance of the Medical Device Excise Tax, as well as to allow for continued investment in strategic areas and drive growth. In addition, we recorded $7 in intangible asset impairments, $3 in agent conversion and $25 in contractual and other obligations, as certain of our restructuring actions resulted in the discontinued use of specific assets and the exit of certain lease and other commitments.

11	Dollar amounts in millions except per share amounts or as otherwise specified

RESULTS OF OPERATIONS
Our consolidated results of operations were:

				Percentage Change
	2012	2011	2010	2012/2011	2011/2010
Net Sales	$8,657	$8,307	$7,320	4.2	13.5
Gross Profit	5,876	5,496	5,034	6.9	9.2
Research, development & engineering expenses	471	462	394	1.9	17.3
Selling, general & administrative expenses	3,466	3,150	2,707	10.0	16.4
Intangible amortization	123	122	58	0.8	110.3
Property, plant and equipment impairment	—	—	124	—	(100.0)
Restructuring charges	75	76	—	(1.3)	—
Other income (expense)	(36)	—	(22)	—	(100.0)
Income taxes	407	341	456	19.4	(25.2)
Net Earnings	$1,298	$1,345	$1,273	(3.5)	5.7
Diluted Net Earnings per share	$3.39	$3.45	$3.19	(1.7)	8.2
Our geographic and segment net sales were:

				Percentage Change
				2012/2011		2011/2010
	Net Sales				Constant Currency		Constant Currency
	2012	2011	2010	Reported		Reported
Geographic sales:
United States	$5,658	$5,269	$4,793	7.4	7.4	9.9	9.9
International	2,999	3,038	2,527	(1.3)	1.9	20.2	13.4
Total net sales	$8,657	$8,307	$7,320	4.2	5.4	13.5	11.1
Segment sales:
Reconstructive	$3,823	$3,710	$3,549	3.1	4.4	4.5	1.5
MedSurg	3,265	3,160	2,803	3.3	4.2	12.7	11.2
Neurotechnology and Spine	1,569	1,437	968	9.2	10.5	48.5	46.4
Total net sales	$8,657	$8,307	$7,320	4.2	5.4	13.5	11.1
Net sales increased 4.2% in 2012 after increasing 13.5% in 2011. In 2012 net sales grew by 5.6% as a result of increased unit volume and changes in product mix and 1.2% due to acquisitions, and were negatively impacted by 1.4% due to changes in price and 1.2% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales in 2012 increased by 5.4%. In 2011 net sales grew by 6.1% as a result of increased unit volume and changes in product mix, 2.4% due to the favorable impact of foreign currency and 6.8% due to acquisitions, and were negatively impacted by 1.8% due to changes in price. In constant currency, net sales in 2011 increased by 11.1%.
The increase in consolidated net sales for 2012 was primarily due to higher shipments of Neurotechnology, Instruments, Trauma and Extremities, Spine and reprocessed and remanufactured medical devices; these gains were partially offset by slowness in the European markets. The increase in consolidated net sales for 2011 was primarily due to sales growth through acquisitions, higher United States shipments of MedSurg products and higher international shipments of MedSurg products and Neurotechnology and Spine products. In the United States net sales increased 7.4% in 2012 after increasing 9.9% in 2011. In constant currency, international sales increased 1.9% in 2012, compared to 13.4% in 2011.
The following geographical sales growth information by segment is provided to supplement the net sales information presented above:

	Year Ended December 31, 2012							Year Ended December 31, 2011
			Percentage Change							Percentage Change
					U.S.	International						U.S.	International
	2012	2011	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2011	2010	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Reconstructive
Hips	$1,233	$1,228	0.4	1.5	5.2	(4.5)	(2.3)	$1,228	$1,154	6.4	2.9	2.1	11.2	3.8
Knees	1,356	1,316	3.0	4.0	6.0	(2.4)	0.4	1,316	1,306	0.8	(1.5)	(2.3)	6.8	0.1
Trauma and Extremities	989	931	6.2	8.4	18.0	(3.5)	0.4	931	845	10.2	6.5	10.2	10.2	3.4
Total Reconstructive	3,823	3,710	3.1	4.4	9.2	(4.3)	(1.4)	3,710	3,549	4.5	1.5	0.9	9.3	2.3
MedSurg
Instruments	1,261	1,187	6.2	7.3	9.1	(0.4)	3.1	1,187	1,085	9.4	7.4	9.4	9.5	2.9
Endoscopy	1,111	1,080	2.9	3.9	2.6	3.7	7.1	1,080	985	9.6	7.9	7.5	15.4	9.1
Medical	691	722	(4.3)	(3.7)	(7.8)	11.1	14.8	722	583	23.8	22.8	25.5	16.7	11.5
Total MedSurg	3,265	3,160	3.3	4.2	3.4	3.0	6.5	3,160	2,803	12.7	11.2	12.6	13.2	6.9
Neurotechnology and Spine
Spine	727	687	5.8	6.9	9.2	(1.7)	1.7	687	648	6.0	4.0	2.5	14.4	7.6
Neurotechnology	842	750	12.3	13.9	19.0	3.9	7.6	750	320	134.4	132.3	78.6	283.6	275.7
Total Neurotechnology and Spine	1,569	1,437	9.2	10.5	13.8	1.7	5.3	1,437	968	48.5	46.4	28.1	99.6	92.4
Reconstructive net sales in 2012 increased 3.1% from 2011, primarily due to a 5.6% increase in unit volume and changes in product mix and 0.9% due to acquisitions. Net sales were negatively impacted by 2.2% due to changes in price and 1.3% due to the

12	Dollar amounts in millions except per share amounts or as otherwise specified unfavorable impact of foreign currency exchange rates on net sales. In constant currency, Reconstructive net sales increased by 4.4% in 2012, primarily due to increases in Trauma and Extremities and market share gains in part as a result of a competitor's product recall, offset in part by slowness in the European markets. Reconstructive net sales in 2011 increased 4.5% from 2010, primarily due to a 3.4% increase in unit volume and changes in product mix, a 3.0% favorable foreign currency impact and 0.8% due to acquisitions. The increase in units sold was due to higher industry demand. In addition, net sales were negatively impacted by 2.8% due to changes in price. In constant currency, Reconstructive net sales increased by 1.5% in 2011.
MedSurg net sales in 2012 increased 3.3% from 2011, primarily due to a 4.1% increase in unit volume and changes in product mix and 0.1% due to acquisitions, and were negatively impacted by 0.1% due to changes in price and 0.9% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, MedSurg net sales in 2012 increased 4.2%, led by higher shipments of Instruments and reprocessed and remanufactured medical devices; these higher shipments were partially offset by challenging global market conditions for capital equipment. MedSurg net sales in 2011 increased 12.7% from 2010, led by Medical while Endoscopy and Instruments also increased, primarily due to a 9.5% increase in unit volume and changes in product mix, 1.6% due to the favorable impact of foreign currency and 1.9% due to acquisitions. The effect of pricing on net sales was not significant. In constant currency MedSurg net sales increased by 11.2% in 2011.
Neurotechnology and Spine net sales in 2012 increased 9.2% from 2011, primarily due to an 8.5% increase in unit volume and changes in product mix and 4.2% due to acquisitions, and were negatively impacted by 2.2% due to changes in price and 1.3% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency Neurotechnology and Spine net sales in 2012 increased 10.5%. Neurotechnology and Spine net sales in 2011 increased 48.5% from 2010, primarily due to the acquisition of Neurovascular. Sales growth from acquisitions was 42.6%. The remainder of the increase included 6.3% due to increases in unit volume and changes in product mix and 2.0% due to the favorable impact of foreign currency, and the negative impact of changes in price of 2.5%. In constant currency, Neurotechnology and Spine net sales in 2011 increased by 46.4%.
Consolidated Cost of Sales
Cost of sales decreased 1.1% from 2011 to 32.1% of sales compared to 33.8% in 2011. Cost of sales in 2012 and 2011 includes an additional cost of $18 and $143, respectively, related to inventory that was "stepped up" to fair value following acquisitions. Cost of sales for 2012 also included $5 in other restructuring related costs. Aside from these factors, the decrease in the cost of sales percentage in 2012 was primarily due to efficiencies in our manufacturing and distribution network, a favorable product mix and a favorable impact from the effect of foreign currency on costs from our euro-based manufacturing operations. Cost of sales in 2011 increased 23.0% from 2010 to 33.8% of sales compared to 31.2% in 2010. The increase in the cost of sales percentage in 2011 was primarily due to the impact of inventory "step up" and lower pricing on sales resulting in an increase in cost of sales as a percentage of sales, the impact of changes in product mix and of a weaker United States dollar on purchases from international manufacturing operations.
Research, Development and Engineering Expenses
Research, development and engineering expenses represented 5.4% of sales compared to 5.6% in 2011 and 5.4% in 2010. The spending level in 2012 decreased as a percentage of sales primarily due to the termination of all development of the OP-1 molecule in late 2011. The higher spending level in 2011 compared to 2010 was the result of our focus on new product development for anticipated future product launches and continued investments in new technologies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 10.0% and represented 40.0% of sales compared to 37.9% in 2011 and 37.0% in 2010. In 2012 we recorded $37 in acquisition and integration-related charges compared to $66 in 2011. In addition, general and administrative costs in 2012 included $174 related to the previously disclosed voluntary recall of our Rejuvenate and ABG II modular-neck hip stems, $33 offered to the DOJ to settle the subpoena received in 2010 related to the sales and marketing of the OtisKnee device and $8 in separation costs associated with our former Chief Executive Officer. In 2011 general and administrative expenses included the payment of an intellectual property infringement claim, offset by a favorable resolution of a value added tax issue. In 2010 we sold a manufacturing facility in France and recorded a gain of $24 that is included in general and administrative expenses.
Restructuring Charges
In 2012 and 2011 we recorded $75 and $76, respectively, in restructuring charges related to focused reductions of our global workforce and other restructuring, expected to reduce our global workforce by approximately 5% and be complete by the end of 2013 at a total cost of approximately $225. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources in advance of the Medical Device Excise Tax, as well as to allow for continued investment in strategic areas and drive growth.
Other Income (Expense)
Other expense in 2012 increased $36 from 2011 after decreasing $22 from 2010. The increase in expense in 2012 from 2011 and the reduction in expense from 2010 to 2011 are primarily due to reductions of accrued interest expense in 2011 resulting from settlements

13	Dollar amounts in millions except per share amounts or as otherwise specified reached with the United States Internal Revenue Service (IRS). In 2011 we reached a favorable settlement regarding an IRS proposed adjustment to our previously filed 2003 through 2007 income tax returns related to the income tax positions we had taken for our Irish cost sharing arrangements. We also reached a settlement with the IRS with respect to the allocation of income with a wholly owned subsidiary operating in Puerto Rico for the years 2006 through 2009. The higher interest expense in 2012 due to the effect of the 2011 tax settlements was partially offset by higher interest income on our investments, due to higher cash and cash equivalents and marketable securities balances compared to 2011.
Income Taxes
Our effective income tax rate on earnings was 23.9%, 20.2% and 26.4% in 2012, 2011 and 2010, respectively. The effective income tax rate for 2012 includes the net impact of effective settlement of all tax matters through 2004 relating to two German subsidiaries, and adjustment of the estimate of foreign tax credits to the amount shown on the tax return as filed. The effective income tax rate for 2011 includes the net impact of the settlements with the IRS as described above. The effective income tax rate for 2010 includes the impact of a property, plant and equipment impairment charge, the gain on sale of a manufacturing facility and the favorable income tax expense adjustment associated with the repatriation of foreign earnings to the United States completed in 2009.
The American Taxpayer Relief Act of 2012 (the Act) was signed on January 2, 2013.  The Act provided numerous tax provisions for corporations including an extension of the research tax credit and an extension of certain provisions for companies with significant international operations.   These provisions originally expired at December 31, 2011 but were retroactively extended through December 31, 2013. In 2013 we will record tax benefits of approximately $13 related to the 2012 research tax credit and other provisions of the Act.
Net Earnings
Net earnings in 2012 decreased 3.5% from 2011 to $1,298. Basic net earnings per share in 2012 decreased 2.0% from 2011 to $3.41, and diluted net earnings per share in 2012 decreased 1.7% from 2011 to $3.39. Net earnings in 2011 increased 5.7% from 2010 to $1,345. Basic net earnings per share in 2011 increased 8.4% from 2010 to $3.48, and diluted net earnings per share in 2011 increased 8.2% from 2010 to $3.45.
Reported net earnings includes the benefits from settlements and other adjustments related to uncertain tax positions, restructuring and related charges and acquisition and integration related charges, including transaction costs, integration related costs and additional cost of sales for inventory sold in the year that was "stepped up" to fair value. In addition, 2012 net earnings includes a charge of $133 (net of taxes) related to the previously disclosed voluntary recall of our Rejuvenate and ABG II modular-neck hip stems, and $33 offered to the United States Department of Justice to resolve the matter related to the sales and marketing of our OtisKnee device for which we have recorded a corresponding non-tax deductible charge. Excluding the impact of these items, adjusted net earnings in 2012 increased 7.7% to $1,560 after increasing 9.0% in 2011. Adjusted diluted net earnings per share in 2012 increased 9.4% to $4.07 after increasing 11.7% in 2011.
The following reconciles the non-GAAP financial measures adjusted net earnings and adjusted diluted net earnings per share with the most directly comparable GAAP financial measures, reported net earnings and diluted net earnings per share:

	2012	2011	2010
Reported net earnings	$1,298	$1,345	$1,273
Acquisition and integration-related charges, net of tax:
Inventory stepped up to fair value	13	97	—
Acquisition and integration-related charges	24	45	—
Restructuring and related charges	59	60	—
Uncertain income tax position adjustments	—	(99)	—
OtisKnee matter	33	—	—
Rejuvenate and ABG II recall	133	—	—
Gain on sale of property, plant and equipment	—	—	(13)
Income taxes on repatriation of foreign earnings	—	—	(7)
Impairment of property, plant and equipment	—	—	76
Adjusted net earnings	$1,560	$1,448	$1,329

Diluted net earnings per share of common stock:
Reported diluted net earnings per share	$3.39	$3.45	$3.19
Acquisition and integration-related charges, net of tax:
Inventory stepped up to fair value	0.03	0.25	—
Acquisition and integration-related charges	0.06	0.12	—
Restructuring and related charges	0.15	0.16	—
Uncertain income tax position adjustments	—	(0.26)	—
OtisKnee matter	0.09	—	—
Rejuvenate and ABG II recall	0.35	—	—
Gain on sale of property, plant and equipment	—	—	(0.03)
Income taxes on repatriation of foreign earnings	—	—	(0.02)
Impairment of property, plant and equipment	—	—	0.19
Adjusted diluted net earnings per share	$4.07	$3.72	$3.33
Weighted-average diluted shares outstanding	383.0	389.5	399.5

14	Dollar amounts in millions except per share amounts or as otherwise specified

The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

FINANCIAL CONDITION AND LIQUIDITY
Operating Activities
Operating cash flow was $1,657 in 2012, an increase of 15.6% from 2011. Operating cash flow resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, share-based compensation, sale of inventory "stepped up" to fair value at acquisition and deferred income taxes). The net of accounts receivable, inventory and accounts payable consumed $50 of operating cash flow in 2012. Inventory contributed $18 of operating cash flow as inventory days on hand decreased by 5 days due to lower inventory levels driven primarily by improved inventory management. Accounts receivable used $20 primarily to support business growth, while accounts receivable days sales outstanding decreased by 3 days due to timing of sales.
Operating cash flow was $1,434 in 2011, a decrease of 7.3% from 2010. Operating cash flow resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, share-based compensation, sale of inventory "stepped up" to fair value at acquisition and deferred income taxes). The net of accounts receivable, inventory and accounts payable consumed $274 of operating cash flow in 2011. Inventory consumed $166 of operating cash flow primarily due to the building of inventory related to acquisitions and other business growth, increased stock levels in advance of new product introductions and higher inventory levels in support of anticipated 2012 sales growth. Inventory days on hand increased by 4 days due to the impact of the above. Accounts receivable used $143, primarily due to the building of accounts receivable related to acquisitions and other business growth. Accounts receivable days sales outstanding increased by 2 days due to timing of sales.
Investing Activities
Net investing activities consumed $736 of cash in 2012 and $2,135 in 2011, primarily due to acquisitions and capital spending.
Acquisitions. Acquisitions used $154 of cash in 2012 and $2,066 in 2011. Cash used in 2012 was primarily for the acquisition of Surpass Medical for $99 as well as for milestone payments associated with previous acquisitions. Cash used in 2011 was primarily for the acquisitions of Neurovascular for $1,450; Orthovita for $316; Memometal for $150; and Concentric for $135.
Capital Spending. We manage capital spending to support our business growth. Capital expenditures, primarily to support integration of acquisitions, capacity expansion, new product introductions, innovation and cost savings, were $210 in 2012 and $226 in 2011.
Proceeds from Asset Sales. Proceeds from asset sales contributed $67 to cash in 2011, primarily due to the sale of certain assets related to the OP-1 product family.
Financing Activities
Dividend Payments. Dividends paid per common share increased 18.1% to $0.85 per share in 2012. Total dividend payments to common shareholders were $324 in 2012 and $279 in 2011. The increase in dividend payments resulted from increases in our quarterly dividend from $0.18 per share in 2011 to $0.2125 per share in 2012.
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and overall cost of capital.
In September 2011 we sold $750 of unsecured notes due September 2016. The net proceeds from the offerings have been and will continue to be available for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities. Total debt was $1,762 in 2012 and $1,768 in 2011.
Share Repurchases. The total use of cash for share repurchases was $108 in 2012 and $622 in 2011.
Liquidity
Our cash, cash equivalents and marketable securities were $4,285 at December 31, 2012 and $3,418 at December 31, 2011 and our current assets exceeded current liabilities by $6,272 at December 31, 2012 and $5,367 at December 31, 2011. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have also raised funds in the past in the capital markets and may continue to do so from time to time. We have strong short- and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due.

In August 2012 we refinanced our credit facility with a new $1,000 Unsecured Revolving Credit Facility due August 2017 (2012 Facility). The 2012 Facility replaced the previously outstanding $1,000 Unsecured Credit Facility that would have become due in August 2013. The 2012 Facility includes an increase option permitting us to increase the size of the facility up to an additional $500, a $500 multicurrency sublimit (with no sublimit for euro borrowings) and a $100 letter of credit sublimit. The 2012 Facility has an

15	Dollar amounts in millions except per share amounts or as otherwise specified annual facility fee ranging from 5 to 22.5 basis points and bears interest at LIBOR, as defined in the 2012 Facility agreement, plus an applicable margin ranging from 57.5 to 127.5 basis points, both of which are dependent on our credit ratings.

Should additional funds be required we had approximately $1,063 of borrowing capacity available under all of our existing credit facilities at December 31, 2012, including the 2012 Facility. In February of 2013 we made a voluntary general offer to acquire Trauson Holdings Company Limited, a leading manufacturer of trauma and spine products in China. In connection with this offer, we have restricted $800 of our available borrowing capacity until the completion of the tender offer. The transaction is expected to close by the end of the second quarter of 2013.

At December 31, 2012, approximately 60% of our consolidated cash, cash equivalents and marketable securities were held outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States.

Several European countries, including Spain, Portugal, Italy and Greece (the Southern European Region), have been subject to credit deterioration due to weaknesses in their economic and fiscal conditions.  We continuously monitor our investment portfolio for exposures to the European debt crisis.  We currently do not have any investments in the sovereign debt instruments of the Southern European Region.  Any non-sovereign exposure in these countries in our investment portfolio is considered immaterial.

We continually evaluate our receivables, particularly in the Southern European Region. The total net receivables from the Southern European Region were approximately $198 and $257 at December 31, 2012 and 2011, respectively, including approximately $103 and $170, respectively, of sovereign receivables. We believe that our current reserves related to receivables are adequate and any additional credit risk associated with the European debt crisis is not expected to have a material adverse impact on our financial position or liquidity.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
As further described in Note 11 to the Consolidated Financial Statements, as of December 31, 2012 our defined benefit pension plans were underfunded by $193, of which approximately $183 related to plans outside the United States. Due to the rules affecting tax-deductible contributions in the jurisdictions the plans are offered and the impact of future plan asset performance, changes in interest rates and the potential for changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the future periods, beyond 2013, in which contributions to fund defined benefit pension plans will be made.
As further described in Note 10 to the Consolidated Financial Statements, as of December 31, 2012 we have recorded a liability for uncertain income tax positions of $227. Due to uncertainties regarding the ultimate resolution of income tax audits, we are not able to reasonably estimate the future periods in which income tax payments to settle these uncertain income tax positions will be made.
Our future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are:

	Payment Period
	2013	2014	2015	2016	2017	After 2017	Total
Short-term and Long-term debt	$16	$—	$500	$—	$—	$1,246	$1,762
Unconditional purchase obligations	454	119	53	8	1	2	637
Operating leases	47	37	32	26	23	37	202
Contributions to defined benefit plans	19	—	—	—	—	—	19
Other	4	3	2	2	2	49	62
	$540	$159	$587	$36	$26	$1,334	$2,682

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements in accordance with GAAP, there are certain accounting policies that may require a choice between acceptable accounting methods or may require substantial judgment or estimation in their application. These include allowance for doubtful accounts, inventory reserves, income taxes, acquisitions, goodwill and intangible assets, and legal and other contingencies. We believe these accounting policies and the others set forth in Note 1 to the Consolidated Financial Statements should be reviewed as they are integral to understanding our results of operations and financial condition.

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

Income Taxes

Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are recorded in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary and reverse over time, such as depreciation expense. These temporary differences result in deferred tax assets and liabilities.

Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our financial statements. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in our tax return but has not yet been recognized in our financial statements or assets recorded at fair value in business combinations for which there was no corresponding tax basis adjustment.

Inherent in determining our annual tax rate are judgments regarding business plans, tax planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets, net of valuation allowances, will be realized.

We operate in multiple jurisdictions with complex tax policy and regulatory environments. In certain of these jurisdictions, we may take tax positions that management believes are supportable but are potentially subject to successful challenge by the applicable taxing authority. These differences of interpretation with the respective governmental taxing authorities can be impacted by the local economic and fiscal environment. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly. We have a number of audits in process in various jurisdictions. Although the resolution of these tax positions is uncertain, based on currently available information, we believe that it is more likely than not that the ultimate outcomes will not have a material adverse effect on our financial position, results of operations or cash flows.

Because there are a number of estimates and assumptions inherent in calculating the various components of our tax provision, certain changes or future events, such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, could have an impact on those estimates and our effective tax rate.

Acquisitions, Goodwill and Intangibles, and Long-Lived Assets

We account for acquired businesses using the purchase method of accounting. Under the purchase method, our financial statements include the operations of an acquired business starting from the completion of the acquisition. In addition, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant items. The fair value estimates are

17	Dollar amounts in millions except per share amounts or as otherwise specified based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain.

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

Determining the useful life of an intangible asset also requires judgment. The majority of our acquired intangible assets (e.g., certain trademarks or brands, customer relationships, patents and technologies) are expected to have determinable useful lives. Our assessment as to the useful lives of these intangible assets is based on a number of factors including competitive environment, market share, trademark and/or brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the trademarks or brands are sold. Our estimates of the useful lives of determinable-lived intangibles are primarily based on these same factors. Determinable-lived intangible assets are amortized to expense over their estimated useful life.

In certain of our acquisitions, we acquire in-process research and development (IPRD) intangible assets. IPRD is considered to be an indefinite-lived intangible asset until such time as the research is completed (at which time it becomes a determinable-lived intangible asset) or determined to have no future use (at which time it is impaired).

The value of indefinite-lived intangible assets and residual goodwill is not amortized but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We perform our annual impairment test for goodwill in the fourth quarter of each year. We have adopted the provisions of Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, which permits us to consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. In certain circumstances, we may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. In those circumstances we test goodwill for impairment by reviewing the book value compared to the fair value at the reporting unit level. We test individual indefinite-lived intangibles by reviewing the individual book values compared to the fair value.

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

We did not recognize any material impairment charges for goodwill during the years presented, as our annual impairment testing indicated that all reporting unit goodwill fair values exceeded their respective recorded values. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could materially affect our financial statements.

We review long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows, which is at the individual asset level or the asset group level. The undiscounted cash flows expected to be generated by the related assets are estimated over their useful life based on updated projections. If the evaluation indicates that the carrying amount of the assets may not be recoverable, any potential impairment is measured based upon the fair value of the related assets or asset group as determined by an appropriate market appraisal or other valuation technique. Assets classified as held for sale, if any, are recorded at the lower of carrying amount or fair value less costs to sell.

Legal and Other Contingencies

We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described in "Other Information" below and in Note 6 to the Consolidated Financial Statements. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and

18	Dollar amounts in millions except per share amounts or as otherwise specified equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred, which could unfavorably affect future operating results.

To partially mitigate losses arising from unfavorable outcomes in such matters, we purchase third-party insurance coverage subject to certain deductibles and loss limitations. Future operating results may be unfavorably impacted by any settlement payments or losses beyond the amounts of insurance carried. In addition, such matters may negatively impact our ability to obtain cost effective third-party insurance coverage in future periods.

NEW ACCOUNTING PRONOUNCEMENTS
No accounting pronouncements that were issued or became effective during the year have had or are expected to have a material impact on our Consolidated Financial Statements. For a discussion of new accounting pronouncements, see Note 1 to our Consolidated Financial Statements.
OTHER INFORMATION
Hedging and Derivative Financial Instruments
We sell our products throughout the world. As a result, our financial results could be significantly affected by factors such as weak economic conditions or changes in foreign currency exchange rates. Our operating results are primarily exposed to changes in exchange rates among the United States dollar, European currencies, in particular the euro, Swiss franc and the British pound, the Japanese yen, the Australian dollar and the Canadian dollar. We develop and manufacture products in the United States, China, France, Germany, Ireland, Puerto Rico and Switzerland and incur costs in the applicable local currencies. This worldwide deployment of facilities serves to partially mitigate the impact of currency exchange rate changes on our cost of sales.
We enter into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates. These nonfunctional currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies. All forward currency exchange contracts are recorded at their fair value each period, with resulting gains (losses) included in our Consolidated Statements of Earnings.
The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. A hypothetical 10% change in foreign currencies relative to the United States dollar would change the December 31, 2012 fair value by approximately $10. We are exposed to credit loss in the event of non performance by counterparties on our outstanding forward currency exchange contracts, but we do not anticipate nonperformance by any of our counterparties.
We have certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currency exchange rates. For 2012 the strengthening of foreign currencies relative to the United States dollar increased the value of these investments in net assets and the related foreign currency translation adjustment gain in shareholders' equity by $50, to $226 from $176 as of December 31, 2011.
Legal and Regulatory Matters
On June 28, 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. As previously announced, we intend to reimburse implanted patients for reasonable and customary costs of testing and treatment services, including any necessary revision surgeries. We continue to work with the medical community to evaluate the data and further understand this matter and the associated costs. The ultimate total cost with respect to this matter will depend on many factors that are difficult to predict with the limited information received to date and may vary materially based on the number of and actual costs of patients seeking testing and treatment services, the number of and actual costs of patients requiring revision surgeries, the number of and actual costs to settle lawsuits filed against us, and the amount of third-party insurance recoveries.  Based on the information that has been received, we estimate the probable loss to resolve this matter to be in the range of approximately $190 to $390, before third-party insurance recoveries.  Accordingly, in December 2012 we recorded a charge to earnings of $174 representing the excess of the $190 minimum of the range over the previously recorded reserves. No contingent gain

19	Dollar amounts in millions except per share amounts or as otherwise specified for third-party recoveries was recorded as of December 31, 2012. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we received a subpoena from the United States Department of Justice (DOJ) related to the sales and marketing of the OtisKnee device.  The subpoena concerns allegations of violations of Federal laws related to sales of a device not cleared by the United States Food and Drug Administration (FDA).  We entered into discussions with the DOJ regarding the potential resolution of this matter and, in the second quarter of 2012 we recorded a non-tax deductible charge of $33 for this matter.  We continue to discuss this matter with the DOJ, but there can be no assurance that we will reach a consensual resolution rather than seeking a resolution through the courts.  While we believe we have strong arguments to defend against these allegations, if our defense is ultimately unsuccessful we estimate that it is reasonably possible that the total cost to resolve this matter may be approximately two times greater than the amount we have accrued.  The final outcome of this matter is difficult to predict, and the ultimate cost to resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

In 2010 a shareholders' derivative action complaint against certain of our current and former Directors and Officers was filed in the United States District Court for the Western District of Michigan Southern Division. This lawsuit was brought by the Westchester Putnam Counties Heavy and Highway Laborers Local 60 Benefit Funds and Laborers Local 235 Benefit Funds. The complaint alleged claims for breach of fiduciary duties and gross mismanagement in connection with certain product recalls, FDA warning letters, government investigations relating to physician compensation and the criminal proceeding brought against our Biotech division. We recently entered into a settlement agreement that requires changes to certain of Stryker's corporate governance practices.
For each of the following legal matters the final outcome is dependent on many variables and cannot be predicted. Accordingly, it is not possible at this time for us to estimate any material loss or range of losses. However, the ultimate cost to resolve these matters could have a material adverse effect on our financial position, results of operations and cash flows.
In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The Wisconsin lawsuit was subsequently transferred to the United States District Court in Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment we manufactured and sold and seek damages and permanent injunctions. The first lawsuit involved ten patents related to the use of a motorized wheel for hospital beds and stretchers. We recently entered into an agreement settling that lawsuit. This agreement included a payment to Hill-Rom of $3.75, a covenant not to sue and a cross-license. The second lawsuit involves nine patents related to electrical network communications for hospital beds. The case has been stayed with respect to six of the patents, which are currently under reexamination by the United States Patent Office. With respect to the suit and the three remaining patents, we continue to vigorously defend ourselves. The ultimate resolution of the second suit may have no relation to the resolution of the first suit and cannot be predicted; however, the ultimate cost could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we received a subpoena from the DOJ related to sales, marketing and regulatory matters related to the Stryker PainPump. We recently received requests for certain documents in connection with this investigation. The investigation is ongoing and we are fully cooperating with the DOJ regarding this matter.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We consider our material area of market risk exposure to be exchange rate risk. Quantitative and qualitative disclosures about exchange rate risk are included in the "Other Information" section of Management's Discussion and Analysis of Financial Condition in Item 7, under the caption "Hedging and Derivative Financial Instruments" on page 19.

20	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders of Stryker Corporation:

We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stryker Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP
Grand Rapids, Michigan
February 27, 2013

21	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
	2012	2011	2010
Net sales	$8,657	$8,307	$7,320
Cost of sales	2,781	2,811	2,286
Gross profit	5,876	5,496	5,034
Research, development and engineering expenses	471	462	394
Selling, general and administrative expenses	3,466	3,150	2,707
Intangible asset amortization	123	122	58
Property, plant and equipment impairment	—	—	124
Restructuring charges	75	76	—
Total operating expenses	4,135	3,810	3,283
Operating income	1,741	1,686	1,751
Other income (expense), net	(36)	—	(22)
Earnings before income taxes	1,705	1,686	1,729
Income taxes	407	341	456
Net earnings	$1,298	$1,345	$1,273

Net earnings per share of common stock:
Basic net earnings per share of common stock	$3.41	$3.48	$3.21
Diluted net earnings per share of common stock	$3.39	$3.45	$3.19

Weighted-average shares outstanding—in millions:
Basic	380.6	386.5	396.4
Net effect of dilutive employee stock options	2.4	3.0	3.1
Diluted	383.0	389.5	399.5
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	6.4	7.8	7.5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2012	2011	2010
Net earnings	$1,298	$1,345	$1,273
Unrealized gains (losses) on securities, net of income tax benefit (expense) [($1) in 2012, $1 in 2011, $0 in 2010)]	4	(2)	(2)
Unfunded pension gains (losses), net of income tax benefit (expense) [$25 in 2012, $8 in 2011, $14 in 2010]	(69)	12	(21)
Foreign currency translation adjustments	50	(20)	(81)
Total other comprehensive loss	(15)	(10)	(104)
Comprehensive income	$1,283	$1,335	$1,169

See accompanying notes to Consolidated Financial Statements.

22	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$1,395	$905
Marketable securities	2,890	2,513
Accounts receivable, less allowance of $58 ($56 in 2011)	1,430	1,417
Inventories
Materials and supplies	202	185
Work in process	71	46
Finished goods	992	1,052
Total inventories	1,265	1,283
Deferred income taxes	811	777
Prepaid expenses and other current assets	357	312
Total current assets	8,148	7,207
Property, plant and equipment
Land, buildings and improvements	625	600
Machinery and equipment	1,607	1,455
Total property, plant and equipment	2,232	2,055
Less allowance for depreciation	1,284	1,167
Net property, plant and equipment	948	888
Other assets
Goodwill	2,142	2,072
Other intangibles, net	1,424	1,442
Other	544	537
Total assets	$13,206	$12,146

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	288	345
Accrued compensation	467	444
Income taxes	70	155
Dividend payable	101	81
Accrued expenses and other liabilities	934	798
Current maturities of debt	16	17
Total current liabilities	1,876	1,840
Long-term debt, excluding current maturities	1,746	1,751
Other liabilities	987	872
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 380 million shares (381 million in 2011)	38	38
Additional paid-in capital	1,098	1,022
Retained earnings	7,332	6,479
Accumulated other comprehensive income	129	144
Total shareholders' equity	8,597	7,683
Total liabilities & shareholders' equity	$13,206	$12,146

See accompanying notes to Consolidated Financial Statements.

23	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2010	$40	$900	$5,398	$258	$6,596
Net earnings			1,273		1,273
Other comprehensive loss				(104)	(104)
Issuance of 1.5 million shares of common stock under stock option and benefit plans, including $11 excess income tax benefit		15			15
Repurchase and retirement of 8.3 million shares of common stock	(1)	(20)	(405)		(426)
Share-based compensation		69			69
Cash dividends declared of $0.63 per share of common stock			(249)		(249)
Balances at December 31, 2010	39	964	6,017	154	7,174
Net earnings			1,345		1,345
Other comprehensive loss				(10)	(10)
Issuance of 1.6 million shares of common stock under stock option and benefit plans, including $6 excess income tax benefit		13			13
Repurchase and retirement of 11.8 million shares of common stock	(1)	(30)	(591)		(622)
Share-based compensation		75			75
Cash dividends declared of $0.7525 per share of common stock			(292)		(292)
Balances at December 31, 2011	38	1,022	6,479	144	7,683
Net earnings			1,298		1,298
Other comprehensive loss				(15)	(15)
Issuance of 1.5 million shares of common stock under stock option and benefit plans, including $1 excess income tax benefit		7			7
Repurchase and retirement of 2.1 million shares of common stock		(6)	(102)		(108)
Share-based compensation		75			75
Cash dividends declared of $0.9025 per share of common stock			(343)		(343)
Balances at December 31, 2012	$38	$1,098	$7,332	$129	$8,597

See accompanying notes to Consolidated Financial Statements.

24	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2012	2011	2010
Operating activities
Net earnings	$1,298	$1,345	$1,273
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	154	160	165
Intangibles amortization	123	122	58
Share-based compensation	75	75	69
Restructuring charges	75	76	—
Property, plant and equipment impairment	—	—	124
Sale of inventory stepped up to fair value at acquisition	18	143	7
Deferred income tax credit	(39)	(164)	(104)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20)	(152)	(121)
Inventories	18	(166)	(131)
Accounts payable	(48)	44	96
Accrued expenses and other liabilities	180	158	91
Income taxes	(159)	(95)	(24)
Other	(18)	(112)	44
Net cash provided by operating activities	1,657	1,434	1,547

Investing activities
Acquisitions, net of cash acquired	(154)	(2,066)	(265)
Purchases of marketable securities	(3,480)	(6,779)	(5,619)
Proceeds from sales of marketable securities	3,108	6,869	5,210
Purchases of property, plant and equipment	(210)	(226)	(182)
Proceeds from sales of property, plant and equipment	—	67	61
Net cash used in investing activities	(736)	(2,135)	(795)

Financing activities
Proceeds from borrowings	178	178	100
Payments on borrowings	(182)	(190)	(81)
Proceeds from issuance of long-term debt, net	—	749	996
Dividends paid	(324)	(279)	(238)
Repurchase and retirement of common stock	(108)	(622)	(426)
Other	(13)	3	59
Net cash (used in) provided by financing activities	(449)	(161)	410

Effect of exchange rate changes on cash and cash equivalents	18	9	(63)
Change in cash and cash equivalents	490	(853)	1,099

Cash and cash equivalents at beginning of year	905	1,758	659
Cash and cash equivalents at end of year	$1,395	$905	$1,758

Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$599	$574	$579

See accompanying notes to Consolidated Financial Statements.

25	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Stryker Corporation (the "Company," "we," "us," or "our") is one of the world's leading medical technology companies. Our products include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment; neurosurgical, neurovascular and spinal devices; as well as other medical device products used in a variety of medical specialties.
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
Revenue Recognition: Sales are recognized when revenue is realized or realizable and has been earned. Our policy is to recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which can be on the date of shipment, the date of receipt by the customer or, for most reconstructive products, when we receive appropriate notification that the product has been used or implanted. A provision for estimated sales returns, discounts, rebates and other sales incentives is recorded as a reduction of net sales in the same period that the revenue is recognized. Shipping and handling costs charged to customers are included in net sales.
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
Research, Development and Engineering Expenses: Research and development costs are charged to expense as incurred. Costs include expenditures for new product and manufacturing process innovation and improvements to existing products and processes. Costs primarily consist of salaries, wages, consulting and depreciation and maintenance of research facilities and equipment.
Selling, General and Administrative Expenses: Selling, general and administrative expense is primarily comprised of selling expenses, marketing expenses, administrative and other indirect overhead costs, amortization of loaner instrumentation, depreciation and amortization expense of non-manufacturing assets and other miscellaneous operating items.
Currency Translation: Financial statements of subsidiaries outside the United States generally are measured using the local currency as the functional currency. Adjustments to translate those statements into United States dollars are recorded in other comprehensive income (OCI). Transactional exchange gains and losses are included in earnings.
Cash Equivalents: Highly liquid investments with remaining stated maturities of three months or less when purchased are considered cash equivalents and recorded at cost.
Marketable Securities: Marketable securities consist of marketable debt securities and certificates of deposit and mutual funds. Mutual funds are acquired to offset changes in certain liabilities related to deferred compensation arrangements and are expected to be used to settle these liabilities. Pursuant to our investment policy, all individual marketable security investments must have a minimum credit quality of single A (per Standard & Poor’s and Fitch) and A2 (per Moody’s Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (per Standard & Poor’s and Fitch) or Aa (per Moody’s Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable security investment portfolio. As of December 31, 2012, less than 1% of our investments in marketable securities had a credit quality rating of less than single A (per Standard & Poor’s and Fitch) and A2 (per Moody’s Corporation). Our marketable securities are classified as available-for-sale and trading securities.
Accounts Receivable: Accounts receivable consists of trade and other miscellaneous receivables. An allowance is maintained for doubtful accounts for estimated losses in the collection of accounts receivable. Estimates are made regarding the ability of customers to make required payments based on historical credit experience and expected future trends. Accounts receivable are written off when all reasonable collection efforts are exhausted.

26	Dollar amounts in millions except per share amounts or as otherwise specified

Inventories: Inventories are stated at the lower of cost or market, with cost generally determined using the first-in, first-out (FIFO) cost method. For excess and obsolete inventory resulting from the potential inability to sell specific products at prices in excess of current carrying costs, reserves are maintained to reduce current carrying cost to market prices.
Financial Instruments: Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. With the exception of our long-term debt, which is discussed in further detail in Note 7, our estimates of fair value for financial instruments approximate their carrying amounts as of December 31, 2012 and 2011.
All marketable securities are recognized at fair value. Adjustments to the fair value of marketable securities that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive income in shareholders’ equity and adjustments to the fair value of marketable securities that are classified as trading are recorded in earnings. The amortized cost of marketable debt securities is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method. Such amortization is included in other income (expense) along with interest and realized gains and losses. The cost of securities sold is determined by the specific identification method.
We review declines in the fair value of our investments classified as available-for-sale for impairment to determine whether the decline in fair value is an other-than-temporary impairment. The resulting losses from other-than-temporary impairments of available-for-sale marketable securities are included in earnings.
All derivatives are recognized at fair value. We enter into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. These nonfunctional currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies. All forward currency exchange contracts are recorded at their fair value each period, with resulting gains (losses) included in earnings.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses at the acquisition date, after amounts allocated to other identifiable intangible assets. Factors that contribute to the recognition of goodwill include securing synergies that are specific to our business and not available to other market participants and are expected to increase revenues and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding our presence in core and adjacent markets; and diversifying our product portfolio.
The fair values of other identifiable intangible assets are primarily determined using the income approach. Other intangible assets include, but are not limited to, developed technology, customer relationships (which reflect expected continued customer patronage) and trademarks and patents. Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives of 4 to 40 years. In certain of our acquisitions, we acquire in-process research and development (IPRD) intangible assets. IPRD is considered to be an indefinite-lived intangible asset until such time as the research is completed (at which time it becomes a determinable-lived intangible asset) or determined to have no future use (at which time it is impaired).
Goodwill, Intangibles and Long-Lived Asset Impairment Tests: We perform our annual impairment test for goodwill in the fourth quarter of each year. We have adopted the provisions of Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, which permits us to consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. In certain circumstances, we may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. Indefinite-lived intangible assets are also tested at least annually for impairment by comparing the individual carrying values to the fair value.
We review long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows. Undiscounted cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation

27	Dollar amounts in millions except per share amounts or as otherwise specified indicates that the carrying amount of the asset may not be recoverable, any potential impairment is measured based upon the fair value of the related asset or asset group as determined by an appropriate market appraisal or other valuation technique. Assets classified as held for sale are recorded at the lower of carrying amount or fair value less costs to sell.
Stock Options: At December 31, 2012, we had long-term incentive plans that are described more fully in Note 8 to the Consolidated Financial Statements, under which stock options are granted to key employees and non-employee directors. We measure the cost of employee stock options based on the grant-date fair value and recognize that cost using the straight-line method over the period during which a recipient is required to provide services in exchange for the options, typically the vesting period. The weighted-average fair value per share of options granted during 2012, 2011 and 2010, estimated on the date of grant using the Black-Scholes option pricing model, was $13.36, $17.14 and $15.87, respectively. The fair value of options granted was estimated using the following weighted-average assumptions:

	2012	2011	2010
Risk-free interest rate	1.3%	2.9%	3.0%
Expected dividend yield	1.5%	1.4%	1.4%
Expected stock price volatility	27.6%	26.9%	28.6%
Expected option life	7.1 years	6.9 years	6.8 years
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
We operate in multiple income tax jurisdictions both within the United States and internationally. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations. Income tax authorities in these jurisdictions regularly perform audits of our income tax filings. Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates.
Legal and Other Contingencies: We are involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property and other matters that are more fully described in Note 6 to the Consolidated Financial Statements. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management’s best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.
Accumulated Other Comprehensive Income: The components of accumulated other comprehensive income are as follows:

	Unrealized Gains (Losses) on Securities	Unfunded Pension Gains (Losses)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balances at January 1, 2011	$2	$(44)	$196	$154
Other comprehensive income (loss)	(2)	12	(20)	(10)
Balances at December 31, 2011	—	(32)	176	144
Other comprehensive income (loss)	4	(69)	50	(15)
Balances at December 31, 2012	$4	$(101)	$226	$129
Recently Issued Accounting Standards: In 2013 the FASB issued ASU 2013-02, Presentation of Comprehensive Income: Reclassifications Out of Accumulated Other Comprehensive Income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. These provisions are effective for reporting periods beginning after December 15, 2012, applied prospectively. We do not expect this amendment to have a material effect on our Consolidated Financial Statements.

28	Dollar amounts in millions except per share amounts or as otherwise specified

In 2012 the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This update amended the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in ASC 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect this amendment to have a material effect on our Consolidated Financial Statements.
Reclassifications: Certain prior year amounts have been reclassified to conform with the presentation used in 2012, primarily with respect to correct the classification of non-current deferred income taxes.
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
When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2011 and December 31, 2012. The fair value of our Level 3 assets and liabilities are calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 assets may also be based on sale prices of similar assets. Our fair value calculations take into consideration our credit risk and that of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument. We did not change our valuation techniques used in measuring the fair value of any financial assets and liabilities during the year.
Our valuation of our assets and liabilities measured at fair value:

	Total		(Level 1)		(Level 2)		(Level 3)
	2012	2011	2012	2011	2012	2011	2012	2011

Assets:
Cash and cash equivalents	$1,395	$905	$1,395	$905	$—	$—	$—	$—
Available-for-sale marketable securities
Corporate and asset-backed debt securities	1,280	1,350	—	—	1,280	1,349	—	1
Foreign government debt securities	848	747	—	—	848	747	—	—
United States agency debt securities	288	241	—	—	288	241	—	—
Certificates of deposit	114	36	—	—	114	36	—	—
Other	360	140	—	—	360	140	—	—
Total available-for-sale marketable securities	2,890	2,514	—	—	2,890	2,513	—	1
Trading marketable securities	57	50	57	50	—	—	—	—
Foreign currency exchange contracts	3	1	—	—	3	1	—	—
	$4,345	$3,470	$1,452	$955	$2,893	$2,514	$—	$1
Liabilities:
Deferred compensation arrangements	$57	$50	$57	$50	$—	$—	$—	$—
Contingent consideration	103	115	—	—	—	—	103	115
Foreign currency exchange contracts	1	9	—	—	1	9	—	—
	$161	$174	$57	$50	$1	$9	$103	$115
The following is a rollforward of our assets and liabilities measured at fair value using unobservable inputs (Level 3):

	Total		Corporate and Asset-Backed Debt Securities		Foreign Government Debt Securities		Contingent Consideration

	2012	2011	2012	2011	2012	2011	2012	2011
Balance at the beginning of the period	$(114)	$(113)	$1	$1	$—	$1	$(115)	$(115)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	(1)	—	—	—	(1)	—	—
Gains or (losses) included in earnings	6	—	—	—	—	—	6	—
Sales	(1)	—	(1)	—	—	—	—	—
Settlements	39	—	—	—	—	—	39	—
Other	(33)	—	—	—	—	—	(33)	—
Balance at the end of the period	$(103)	$(114)	$—	$1	$—	$—	$(103)	$(115)

29	Dollar amounts in millions except per share amounts or as otherwise specified

The estimated fair value of the liability for contingent consideration represents milestone payments for acquisitions. The fair value of the liability was estimated using a discounted cash flow technique. Significant inputs to this technique included our probability assessments of occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligation. We remeasure this liability each reporting period and record the changes in the fair value in general and administrative expense (for probability of occurrence) and other income (expense) (for changes in time value of money) in earnings.
The following table presents quantitative information about the inputs and valuation methodologies we use for material fair value measurements classified in Level 3:

				Range (Weighted Average)
	Fair Value	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average
Contingent consideration	$103	Discounted cash flow	Probability of occurrence	47	100	91
The following is a summary of our marketable securities:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized (Losses)		Estimated Fair Value
	2012	2011	2012	2011	2012	2011	2012	2011
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$1,277	$1,353	$4	$2	$(1)	$(5)	$1,280	$1,350
Foreign government debt securities	846	745	2	3	—	(1)	848	747
United States agency debt securities	288	241	—	—	—	—	288	241
Certificates of deposit	114	36	—	—	—	—	114	36
Other	360	140	—	—	—	—	360	140
Total available-for-sale marketable securities	$2,885	$2,515	$6	$5	$(1)	$(6)	2,890	2,514
Trading marketable securities							57	50
Total marketable securities							$2,947	$2,564
Reported as:
Current assets-marketable securities							$2,890	$2,513
Noncurrent assets-other							57	51
							$2,947	$2,564
The unrealized losses on our available-for-sale marketable securities were primarily caused by increases in yields as a result of changing conditions in the global credit markets. While some of these investments have been downgraded by rating agencies since their initial purchase, less than 1% of our investments in available-for-sale marketable securities had a credit quality rating of less than single A (per Standard & Poors and Fitch) and A2 (per Moody's). Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2012. The cost and estimated fair value of available-for-sale marketable securities at December 31, 2012 by contractual maturity are:

	Cost	Estimated Fair Value
Due in one year or less	$470	$470
Due after one year through three years	2,324	2,328
Due after three years	91	92
	$2,885	$2,890
The gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2012, are as follows:

		Corporate and Asset-Backed Debt Securities		Foreign Government Debt Securities		U.S. Agency Debt Securities		Other		Total
		Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total
Number of investments	2012	216	216	67	67	27	27	15	15	325	325
	2011	266	266	58	58	60	60	33	33	417	417
Fair value	2012	$425	$425	$324	$324	$87	$87	$27	$27	$863	$863
	2011	573	573	285	285	145	145	88	88	1,091	1,091
Unrealized losses	2012	1	1	—	—	—	—	—	—	1	1
	2011	5	5	1	1	—	—	—	—	6	6
Interest and marketable securities income totaled $47, $34, and $49 in 2012, 2011 and 2010, respectively, and is included in Other Income (Expense).

30	Dollar amounts in millions except per share amounts or as otherwise specified

NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The estimated fair value of our forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding forward currency exchange contracts but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.
For the years ended December 31, 2012, 2011 and 2010, recognized foreign currency transaction gains (losses) included in other income (expense) in earnings were ($7), ($3) and $7, respectively.
The outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2012 and 2011 were:

	Notional Amount		Assets		Liabilities		Maximum Term (Days)
	2012	2011	2012	2011	2012	2011	2012	2011
Forward currency exchange contracts	$1,352	$1,577	$3	$1	$1	$9	183	119
NOTE 4 - ACQUISITIONS
In November 2012 we acquired Surpass Medical, Ltd. (Surpass) in an all cash transaction for $100, with an additional $35 to be paid upon the completion of certain milestones. Surpass develops and commercializes next-generation flow diversion stent technology to treat brain aneurysms using a unique mesh design and delivery system. The acquisition of Surpass enhances our product offerings within our Neurotechnology and Spine segment.
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
In June 2011 we acquired Orthovita, Inc. (Orthovita), a developer and manufacturer of orthobiologic and biosurgery products, in an all cash transaction for $316. The acquisition of Orthovita complements our existing product offerings, primarily within our Neurotechnology and Spine segment.
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
The effects of all the acquisitions described above are included in our Consolidated Financial Statements prospectively from the date of acquisition. Pro forma consolidated results of operations for the years ended December 31, 2012 and 2011 would not differ significantly as a result of these acquisitions. The purchase price allocations are based upon preliminary valuations, and our estimates and assumptions are subject to change within the measurement period as valuations are finalized. The preliminary allocation of the purchase price to the acquired net assets of the acquisitions described above are as follows:

	2012	2011
	Surpass	Concentric	Memometal	Orthovita	Neurovascular
Purchase price paid	$100	$135	$141	$316	$1,450
Contingent consideration	33	—	11	—	49
Net debt assumed	—	—	9	—	—
Total purchase consideration	$133	$135	$161	$316	$1,499

Tangible assets acquired:
Inventory	2	7	16	39	145
Other assets	1	17	20	105	31
Other liabilities	(44)	(27)	(43)	(73)	—
Identifiable intangible assets:
Customer relationship	—	10	4	26	100
In-process research and development	62	17	4	8	19
Developed technology	45	7	57	66	479
Other	—	12	30	5	29
Goodwill	67	92	73	140	696
	$133	$135	$161	$316	$1,499

31	Dollar amounts in millions except per share amounts or as otherwise specified

The measurement periods for each of the 2011 acquisitions were finalized in 2012 and did not differ materially from the preliminary allocations.
NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
We completed our annual impairment tests of goodwill and concluded that no impairments exist. The changes in the net carrying value of goodwill by segment are as follows:

	Reconstructive	MedSurg	Neurotechnology and Spine	Total
Balance as of January 1, 2011	$464	$508	$100	$1,072
Goodwill acquired	225	11	788	1,024
Foreign currency translation effects and other	(4)	(9)	(11)	(24)
Balance as of December 31, 2011	685	510	877	2,072
Goodwill acquired	8	—	67	75
Foreign currency translation effects and other	(2)	3	(6)	(5)
Balance as of December 31, 2012	$691	$513	$938	$2,142
The following is a summary of our other intangible assets:

	Gross Carrying Amount		Less Accumulated Amortization		Net Carrying Amount
	2012	2011	2012	2011	2012	2011
Intangible assets:
Developed technologies	$1,069	990	$282	222	$787	768
Customer relationships	563	562	147	115	416	447
Patents	230	224	182	169	48	55
Trademarks	69	69	31	32	38	37
In-process research and development	86	47	—	—	86	47
Other	105	127	56	39	49	88
	$2,122	$2,019	$698	$577	$1,424	$1,442
The estimated amortization expense for each of the next five years is as follows:

	2013	2014	2015	2016	2017
Estimated amortization expense	$117	$116	$114	$114	$113
NOTE 6 - CONTINGENCIES AND COMMITMENTS
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property and other matters. The outcomes of certain of these matters will not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. Estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred, which could unfavorably affect future operating results.
To partially mitigate losses arising from unfavorable outcomes in such matters, we purchase third-party insurance coverage subject to certain deductibles and loss limitations. Future operating results may be unfavorably impacted by any settlement payments or losses beyond the amounts of insurance carried. In addition, such matters may negatively impact our ability to obtain cost effective third-party insurance coverage in future periods.
On June 28, 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was undertaken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. As previously announced, we intend to reimburse implanted patients for reasonable and customary costs of testing and treatment services, including any necessary revision surgeries. We continue to work with the medical community to evaluate the data and further understand this matter and the associated costs. The ultimate total cost with respect to this matter will depend on many factors that are difficult to predict with the limited information received to date and may vary materially based on the number of and actual costs of patients seeking testing and treatment services, the number of and actual costs of patients requiring revision surgeries, the number of and actual costs to settle lawsuits filed against us, and the amount of third-party insurance recoveries.  Based on the information that has been received, we estimate the probable loss to resolve this matter to be in the range of approximately $190 to $390, before third-party insurance recoveries.  Accordingly, in December 2012 we recorded a charge to earnings of $174 representing the excess of the $190 minimum of the range over the previously recorded reserves. No contingent gain

32	Dollar amounts in millions except per share amounts or as otherwise specified for third-party recoveries was recorded as of December 31, 2012. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we received a subpoena from the United States Department of Justice (DOJ) related to the sales and marketing of the OtisKnee device. The subpoena concerns allegations of violations of Federal laws related to sales of a device not cleared by the United States Food and Drug Administration (FDA). We entered into discussions with the DOJ regarding the potential resolution of this matter and, in the second quarter of 2012, we recorded a non-tax deductible charge of $33 for this matter. We continue to discuss this matter with the DOJ, but there can be no assurance that we will reach a consensual resolution rather than seeking a resolution through the courts.  While we believe we have strong arguments to defend against these allegations, if our defense is ultimately unsuccessful we estimate that it is reasonably possible that the total cost to resolve this matter may be approximately two times greater than the amount we have accrued. The final outcome of this matter is difficult to predict, and the ultimate cost to resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 a shareholders' derivative action complaint against certain of our current and former Directors and Officers was filed in the United States District Court for the Western District of Michigan Southern Division. This lawsuit was brought by the Westchester Putnam Counties Heavy and Highway Laborers Local 60 Benefit Funds and Laborers Local 235 Benefit Funds. The complaint alleged claims for breach of fiduciary duties and gross mismanagement in connection with certain product recalls, FDA warning letters, government investigations relating to physician compensation and the criminal proceeding brought against our Biotech division. We recently entered into a settlement agreement that requires changes to certain of Stryker's corporate governance practices.
For each of the following legal matters the final outcome is dependent on many variables and cannot be predicted. Accordingly, it is not possible at this time for us to estimate any material loss or range of losses. However, the ultimate cost to resolve these matters could have a material adverse effect on our financial position, results of operations and cash flows.
In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The Wisconsin lawsuit was subsequently transferred to the United States District Court in Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment we manufactured and sold and seek damages and permanent injunctions. The first lawsuit involved ten patents related to the use of a motorized wheel for hospital beds and stretchers. We recently entered into an agreement settling that lawsuit. This agreement included a payment to Hill-Rom of $3.75, a covenant not to sue and a cross-license. The second lawsuit involves nine patents related to electrical network communications for hospital beds. The case has been stayed with respect to six of the patents, which are currently under reexamination by the United States Patent Office. With respect to the suit and the three remaining patents, we continue to vigorously defend ourselves. The ultimate resolution of the second suit may have no relation to the resolution of the first suit and cannot be predicted; however, the ultimate cost could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we received a subpoena from the DOJ related to sales, marketing and regulatory matters related to the Stryker PainPump. The DOJ has recently requested certain documents related to this matter. We are fully cooperating with the DOJ regarding this matter and the investigation is ongoing.
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
Purchase Commitments and Operating Leases
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. In addition, we lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Future commitments under these obligations and minimum lease commitments under these leases are:

	2013	2014	2015	2016	2017	Thereafter
Purchase obligations	$454	$119	$53	$8	$1	$2
Minimum lease payments	47	37	32	26	23	37

33	Dollar amounts in millions except per share amounts or as otherwise specified

Rent expense totaled $98, $96, and $81 in 2012, 2011 and 2010, respectively.
NOTE 7 - LONG-TERM DEBT AND CREDIT FACILITIES
Our debt is summarized as follows:

	December 31
	2012	2011
3.00% senior unsecured notes, due January 15, 2015	$500	$500
4.375% senior unsecured notes, due January 15, 2020	497	497
2.00% senior unsecured notes, due September 30, 2016	749	749
Other	16	22
Total debt	1,762	1,768
Less current maturities	(16)	(17)
Long-term debt	$1,746	$1,751
In August 2012 we refinanced our credit facility with a new $1,000 Unsecured Revolving Credit Facility due August 2017 (2012 Facility). The 2012 Facility replaced the previously outstanding $1,000 Unsecured Credit Facility due in August 2013. The 2012 Facility includes an increase option permitting us to increase the size of the facility up to an additional $500, a $500 multicurrency sublimit (with no sublimit for euro borrowings) and a $100 letter of credit sublimit. The 2012 Facility has an annual facility fee ranging from 5 to 22.5 basis points and bears interest at LIBOR, as defined in the 2012 Facility agreement, plus an applicable margin ranging from 57.5 to 127.5 basis points, both of which are dependent on our credit ratings. The 2012 Facility requires us to comply with certain financial and other covenants. We were in compliance with all covenants at December 31, 2012.
In September 2011 we sold $750 of unsecured notes due September 2016 (the 2016 Notes). The 2016 Notes bear interest at 2.00% per year and, unless previously redeemed, will mature on September 30, 2016. We received net proceeds of $749, net of an offering discount of $1.
On July 15, 2011, we entered into a commercial paper program (the Program) under which we may issue, on a private placement basis, unsecured commercial paper notes (the Notes) up to a maximum aggregate amount outstanding at any time of $500.  We may issue the Notes under the Program from time to time. The net proceeds from the sale of the Notes will be used for general corporate purposes. The Program contains customary representations, warranties, covenants and indemnification provisions. The maturities of the Notes will vary but may not exceed 397 days, and the Notes must be in a minimum denomination of $0.25. The Notes will be sold at a discount from par or, alternatively, will be sold at par and bear interest at either a fixed or floating rate that will vary based upon market conditions at the time of the issuance of the Notes. The interest on a floating rate Note may be (a) the CD rate, (b) the commercial paper rate, (c) the federal funds rate, (d) the LIBOR rate, (e) the prime rate, (f) the treasury rate or (g) such other base rate as may be specified at the time of issuance.   The Notes will not be redeemable prior to maturity or be subject to voluntary prepayment. As of December 31, 2012, no Notes had been issued under the Program.
In addition, we have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At December 31, 2012, we had $1,063 of borrowing capacity available under all of our existing credit facilities.
The weighted-average interest rate, excluding required fees, for all borrowings was 3.0% at December 31, 2012. At December 31, 2012, total unamortized debt issuance costs incurred in connection with our unsecured notes were $10. The fair value of long-term debt (including current maturities) at December 31, 2012 and December 31, 2011 was $1,866 and $1,837, respectively, based on the quoted interest rates for similar types and amounts of borrowing agreements.
Interest expense, including required fees incurred on outstanding debt and credit facilities, which is included in other income (expense), totaled $63, $56, and $53 in 2012, 2011 and 2010, respectively. Interest paid on debt, including required fees, was $55, $39 and $39 in 2012, 2011 and 2010, respectively.
NOTE 8 - CAPITAL STOCK
In December of 2012, 2011 and 2010, we announced that our Board of Directors had authorized us to purchase up to $405, $500 and $500, respectively, of our common stock (the 2012, 2011 and 2010 Repurchase Programs, respectively). The manner, timing and amount of purchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise.
Under the 2010 Repurchase Program, we repurchased 2.1 million shares at a cost of $108 during 2012. At December 31, 2012, the maximum dollar value of shares that may yet be purchased under the authorized Repurchase Programs was $1,000. We had not made any repurchases pursuant to the 2012 or 2011 Repurchase Programs at December 31, 2012. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.

34	Dollar amounts in millions except per share amounts or as otherwise specified

Shares reserved for future compensation grants of Stryker common stock were 29 million at December 31, 2012 and 32 million at December 31, 2011.
We have 0.5 million authorized shares of $1 par value preferred stock, none of which is outstanding.
Stock Options
We have long-term incentive plans from which we grant stock options to certain key employees and non-employee directors at an exercise price not less than the fair market value of the underlying common stock, which is the closing quoted price of our common stock on the day prior to the date of grant. The options are granted for periods of up to 10 years and become exercisable in varying installments.
A summary of stock option activity follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	22.8	$50.32
Granted	2.6	53.71
Exercised	(3.7)	40.07
Cancelled	(2.0)	54.71
Options outstanding at December 31, 2012	19.7	$52.23	5.2	$105.2
Exercisable at December 31, 2012	12.9	$51.72	3.9	$81.3
Options expected to vest	6.4	$53.13	7.7	$23.0
The aggregate intrinsic value, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, of options exercised during the years ended December 31, 2012, 2011 and 2010 was $52, $69 and $73, respectively. Exercise prices for options outstanding at December 31, 2012 ranged from $37.86 to $67.80. At December 31, 2012, there was $64 of unrecognized compensation cost related to nonvested stock options granted under the long-term incentive plans; that cost is expected to be recognized over the weighted-average period of 1.5 years.
Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)
We grant RSUs to key employees and non-employee directors and PSUs to key employees under our long-term incentive plans. The fair value of RSUs is determined based on the number of shares granted and the closing quoted price of our common stock on the day prior to the date of grant less anticipated dividends. RSUs generally vest in one-third increments over a three-year period and are settled in stock. PSU's are earned over a three-year performance cycle and vest in March of the year following the end of that performance cycle. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established goals during that three-year performance cycle. The fair value of PSUs is determined based on the closing quoted price of our common stock on the day prior to the date of grant. A summary of RSU and PSU activity follows:

	Shares (in millions)		Weighted Average Grant date Fair value
	RSUs	PSUs	RSUs	PSUs
Nonvested at January 1, 2012	1.2	0.1	$54.17	$59.70
Granted	1.0	0.1	50.90	54.13
Vested	(0.5)	—	53.17	—
Cancelled	(0.2)	—	52.69	58.07
Nonvested at December 31, 2012	1.5	0.2	$52.53	$54.78
At December 31, 2012, there was $51 of unrecognized compensation cost related to nonvested RSUs; that cost is expected to be recognized as expense over the weighted-average period of 1.0 year. The weighted-average grant date fair value per share of RSUs granted in 2012 and 2011 was $50.90 and $56.49, respectively. The fair value of RSUs vested in 2012 was $25. At December 31, 2012, there was $5 of unrecognized compensation cost related to nonvested PSUs; that cost is expected to be recognized as expense over the weighted-average period of 1.0 year.
Employee Stock Purchase Plans (ESPP)
Full-time and part-time employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 95% of the closing stock price on the last trading day of a purchase period. During 2012 and 2011, we issued 196,267 and 185,529 shares, respectively, under the ESPP.

35	Dollar amounts in millions except per share amounts or as otherwise specified

NOTE 9 - RESTRUCTURING CHARGES
In 2012 and 2011 we recorded $40 and $38, respectively, in severance and related costs in connection with a focused reduction of our global workforce and other restructuring activities expected to reduce our global workforce by approximately 5%. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources in advance of the Medical Device Excise Tax, as well as to allow for continued investment in strategic areas and drive growth. In addition, in 2012 and 2011 we recorded $7 and $25, respectively, in asset impairment, $3 and $6, respectively, in agent conversion and $25 and $7, respectively, in contractual and other obligations, as certain of our restructuring actions resulted in the discontinued use of specific assets and the exit of certain lease and other commitments. We expect our current restructuring actions and related cash payments will be completed by the end of 2013.
A summary of our restructuring liability balance and full-year restructuring activity is as follows:

	Total			Agent Conversion			Asset Impairment			Severance and Related Costs			Contractual Obligations and Other
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
January 1 Balance	$28	$3	$12	$9	$—	$6	$—	$—	$—	$10	$1	$3	$9	$2	$3
Charges to earnings	75	76	—	3	6	—	7	25	—	40	38	—	25	7	—
Cash paid	(59)	(29)	(9)	(7)	—	(6)	—	—	—	(32)	(29)	(2)	(20)	—	(1)
Other adjustments	(4)	(22)	—	—	3	—	(7)	(25)	—	2	—	—	1	—	—
December 31 Balance	$40	$28	$3	$5	$9	$—	$—	$—	$—	$20	$10	$1	$15	$9	$2
NOTE 10 - INCOME TAXES
Earnings before income taxes consisted of:

	2012	2011	2010
United States	$591	$613	$566
International	1,114	1,073	1,163
	$1,705	$1,686	$1,729
Income taxes consisted of:

	2012	2011	2010
Current income tax expense
United States federal	$227	$100	$308
United States state and local	41	33	21
International	178	372	231
Total current income tax expense	446	505	560
Deferred income tax expense (benefit)
United States federal	(12)	(16)	(81)
United States state and local	(9)	(9)	(2)
International	(18)	(139)	(21)
Total deferred income tax benefit	(39)	(164)	(104)
Total income tax expense	407	341	456

Interest expense and penalties included in other income (expense)	$(4)	$36	$(24)
In 2011 we recorded an income tax benefit related to a favorable settlement with the United States Internal Revenue Service (IRS) regarding its proposed adjustment to our previously filed 2003 through 2007 income tax returns related to income tax positions we had taken for our cost sharing arrangements with two wholly-owned entities operating in Ireland, and we recorded charges for other uncertain tax positions related to the outcome of the IRS settlements. The net income tax benefit of these adjustments was $82.
Reconciliation of the United States federal statutory income tax rate to our effective income tax rate:

	2012	2011	2010
United States federal statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
United States state and local income taxes, less federal deduction	1.7	0.9	0.9
International operations	(12.1)	(13.7)	(12.1)
Repatriation of foreign earnings	(0.4)	1.1	(0.4)
Other	(0.3)	(3.1)	3.0
	23.9%	20.2%	26.4%

36	Dollar amounts in millions except per share amounts or as otherwise specified

Deferred income tax assets and liabilities were comprised of:

	December 31
	2012	2011
Deferred income tax assets:
Inventories	$623	$652
Other accrued expenses	212	185
Depreciation and amortization	41	46
State income taxes	54	39
Share-based compensation	115	115
Net operating loss carryforwards	90	72
Other	77	54
Total deferred income tax assets	1,212	1,163
Less valuation allowances	(13)	(26)
Total deferred income tax assets after valuation allowances	1,199	1,137
Deferred income tax liabilities:
Depreciation and amortization	(450)	(444)
Other	(57)	(34)
Total deferred income tax liabilities	(507)	(478)
Net deferred income tax assets	$692	$659
Reported as:
Current assets—Deferred income taxes	$811	$777
Noncurrent assets—Deferred income taxes	63	62
Current liabilities—Accrued expenses and other liabilities	—	—
Noncurrent liabilities—Other liabilities	(182)	(180)
	$692	$659

Accrued interest and penalties reported as accrued expenses and other liabilities	$49	$50
Net operating loss carryforwards totaling $284 at December 31, 2012 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States loss carryforwards of $146 expire between 2012 and 2021. International loss carryforwards of $138 expire beginning in 2013; however, some have no expiration. Of these carryforwards, $51 are subject to a full valuation allowance.
No provision has been made for United States federal and state income taxes or international income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested ($6,232 at December 31, 2012). Determination of the amount of any unrecognized deferred income tax liability on these is not practicable.
The changes in the amounts recorded for uncertain income tax positions are as follows:

	December 31
	2012	2011
Balance at beginning of year	$249	$366
Increases related to current year income tax positions	17	25
Increases related to prior year income tax positions	3	66
Decreases related to prior year income tax positions:
Settlements and resolutions of income tax audits	(19)	(155)
Statute of limitations expirations	(23)	(53)
Balance at end of year	$227	$249
Reported as:
Current liabilities—Income taxes	$11	$21
Noncurrent liabilities—Other liabilities	216	228
	$227	$249
Our income tax expense could have been reduced by $216 and $235 at December 31, 2012 and December 31, 2011, respectively, had these uncertain income tax positions been favorably resolved. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next twelve months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be resolved. Interest expense and penalties incurred associated with uncertain tax positions are included in other income (expense).
In the normal course of business, income tax authorities in various income tax jurisdictions both within the United States and internationally conduct routine audits of our income tax returns filed in prior years.  These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex income tax regulations regarding the allocation of income to the various income tax jurisdictions. With few exceptions, we are no longer subject to audits by income tax authorities for tax years prior to 2008. Income tax years subsequent to 2008 are open to examination in many of the income tax jurisdictions in which we operate.

37	Dollar amounts in millions except per share amounts or as otherwise specified

NOTE 11 - RETIREMENT PLANS
We provide certain employees with defined contribution plans. A portion of our retirement plan expense under the defined contribution plans is funded with Stryker common stock. The use of Stryker common stock represents a non-cash operating activity that is not reflected in the Consolidated Statements of Cash Flows.

	2012	2011	2010
Defined contribution retirement plan expense	$112	$106	$102
Defined contribution plan expense funded with Stryker common stock	15	12	11
Stryker common stock held by defined contribution plan
Dollar amount	104	91	96
Shares (in millions of shares)	1.9	1.8	1.8
Value as a percentage of total plan assets	9%	9%	10%
Certain of our subsidiaries have both funded and unfunded defined benefit pension plans covering some or all of their employees. Substantially all of the defined benefit pension plans have projected benefit obligations in excess of plan assets.
Obligations and Funded Status

	December 31
	2012	2011
Funded status
Fair value of plan assets	$254	$210
Benefit obligations	447	316
Funded status	$(193)	$(106)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets—other	$—	$—
Current liabilities—accrued compensation	(1)	(1)
Noncurrent liabilities—other liabilities	(192)	(105)
Pre-tax amounts recognized in accumulated other comprehensive income
Unrecognized net actuarial loss	$(150)	$(68)
Unrecognized prior service cost	12	12
Unrecognized transition amount	—	—
	$(138)	$(56)
The estimated net actuarial loss for the defined benefit pension plans to be reclassified from accumulated other comprehensive income into net periodic benefit cost in the year ended December 31, 2013 is ($7). We estimate that an immaterial amount of amortization of prior service cost and transition amount for the defined benefit pension plans will be reclassified from accumulated other comprehensive income into net periodic benefit cost in the year ended December 31, 2013.
Pension plans with an accumulated benefit obligation in excess of plan assets had projected benefit obligations, accumulated benefit obligations and fair value of plan assets of $447, $417 and $254, respectively, at December 31, 2012 and $298, $292 and $195, respectively, at December 31, 2011.
Change in Benefit Obligation and Plan Assets

	December 31
	2012	2011
Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$316	$308
Service cost	21	20
Interest cost	13	13
Foreign exchange impact	2	3
Employee contributions	6	4
Actuarial (gains) losses	110	(7)
Plan amendments	(1)	(13)
Benefits paid	(20)	(12)
Projected benefit obligations at end of year	$447	$316
Accumulated benefit obligations at end of year	417	$305

	December 31
	2012	2011
Change in plan assets:
Fair value of plan assets at beginning of year	210	200
Actual return	33	(4)
Employer contributions	21	18
Employee contributions	6	5
Foreign exchange impact	2	2
Benefits paid	(18)	(11)
Fair value of plan assets at end of year	$254	$210

38	Dollar amounts in millions except per share amounts or as otherwise specified

Components of Net Periodic Pension Cost

	2012	2011	2010
Net periodic benefit cost:
Service cost	$(21)	$(20)	$(16)
Interest cost	(13)	(13)	(12)
Expected return on plan assets	9	10	9
Amortization of prior service cost and transition amount	1	—	—
Recognized actuarial loss	(5)	(2)	(1)
Net periodic benefit cost	(29)	(25)	(20)
Other changes in plan assets and benefit obligations, recognized in other comprehensive income:
Net actuarial gain (loss)	(87)	(10)	(37)
Recognized net actuarial loss	5	2	1
Prior service cost and transition amount	—	12	1
Total recognized in other comprehensive income	(82)	4	(35)
Total recognized in net periodic benefit cost and other comprehensive income	$(111)	$(21)	$(55)

Assumptions
Weighted-average rates used in the determination of net periodic benefit cost:
Discount rate	4.2%	4.2%	4.9%
Expected return on plan assets	4.2%	4.6%	5.2%
Rate of compensation increase	3.0%	1.5%	2.8%
Weighted-average discount rate used in the determination of the projected benefit obligations	2.9%	4.2%	4.2%
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
Investment strategy
The investment strategy for our defined benefit pension plans is to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances. The weighted-average target and actual allocation of plan assets by asset category is as follows:

	Target	December 31
	2012	2012	2011
Equity securities	31.8%	31.2%	39.0%
Debt securities	50.0	47.9	48.0
Other	18.2	20.9	13.0
	100.0%	100.0%	100.0%
Valuation of Our Pension Plan Assets by Pricing Categories

	Total		(Level 1)		(Level 2)		(Level 3)
	2012	2011	2012	2011	2012	2011	2012	2011
Cash and cash equivalents	$5	5	$5	$5	$—	$—	$—	$—
United States companies equity securities	77	71	77	71	—	—	—	—
International companies equity securities	23	10	23	10	—	—	—	—
Corporate debt securities	93	102	93	100	—	2	—	—
Other	56	22	22	5	11	—	23	17
Total	$254	$210	$220	$191	$11	$2	$23	$17
Our Level 3 pension plan assets (See Note 2 for an explanation of our fair value hierarchy) consist primarily of guaranteed investment contracts with insurance companies. The insurance contracts guarantee us principal repayment and a fixed rate of return. Our valuation of Level 3 assets is based on third-party actuarial valuations that are an estimation of the surrender value of the guaranteed investment contract between us and the insurance company. The surrender value equals the actuarial value of the notional investments underlying the guaranteed investment contract, using the actuarial assumptions as stated in the guaranteed investment contract.

39	Dollar amounts in millions except per share amounts or as otherwise specified

Rollforward of Level 3 Pension Plan Assets

	2012	2011
Balance at January 1	$17	$18
Actual return on plan assets held at the reporting date	—	—
Purchases, sales, and settlements	6	(1)
Balance at December 31	$23	$17
We expect to contribute $19 to our defined benefit pension plans in 2013. The estimated future benefit payments by year based on expected future service as appropriate are:

	2013	2014	2015	2016	2017	2018-2022
Expected benefit payments	$14	$14	$14	$14	$14	$76
NOTE 12 - SEGMENT AND GEOGRAPHIC DATA
We segregate our operations into three reportable business segments: Reconstructive, MedSurg, and Neurotechnology and Spine. The Reconstructive segment includes orthopaedic reconstructive (hip and knee) and trauma implant systems as well as other related products. The MedSurg segment includes surgical equipment and surgical navigation systems (Instruments); endoscopic and communications systems (Endoscopy); patient handling and emergency medical equipment (Medical); and other related products. The Neurotechnology and Spine segment includes neurovascular products, spinal implant systems and other related products. The Other category shown in the table below includes corporate and global operations administration, central research and development initiatives, interest expense, interest and marketable securities income and share-based compensation, which includes compensation related to both employee and director stock option, restricted stock unit and performance stock unit grants.
Our reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. We measure the financial results of our reportable segments using an internal performance measure that excludes acquisition and integration-related charges, restructuring and related charges, reserves for certain legal matters, certain impairments and gains on property, plant and equipment, and certain income tax adjustments associated with the repatriation of foreign earnings. Identifiable assets are those assets used exclusively in the operations of each business segment or allocated when used jointly. Corporate assets are principally cash and cash equivalents, marketable securities and property, plant and equipment.

	Reconstructive			MedSurg			Neurotechnology and Spine			Other			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net sales	$3,823	$3,710	$3,549	$3,265	$3,160	$2,803	$1,569	$1,437	$968	$—	$—	$—	$8,657	$8,307	$7,320
Depreciation and amortization	271	267	250	85	84	77	122	119	61	8	11	22	486	481	410
Income taxes (credit)	344	375	332	177	165	178	76	63	60	(110)	(106)	(71)	487	497	499
Segment net earnings (loss)	936	926	818	603	535	481	267	221	188	(246)	(234)	(158)	1,560	1,448	1,329
Other (net of income taxes):
Less acquisition and integration-related charges													(37)	(142)	—
Less restructuring charges													(59)	(60)	—
Add income tax adjustments													—	99	7
Less legal matters													(166)	—	—
Property, plant and equipment (impairments) / gains													—	—	(63)
Net earnings													1,298	1,345	1,273
Total assets	3,654	3,758	3,098	2,996	2,358	2,287	2,600	2,245	764	3,956	3,785	4,509	13,206	12,146	10,658
Capital spending	87	119	106	51	56	47	53	27	13	19	24	16	210	226	182
The countries in which we have local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico); Europe, Middle East, Africa (EMEA); Asia Pacific; and other foreign countries, which include Canada and countries in the Latin American region. Sales are attributable to a geographic area based upon the customer’s country of domicile. Net property, plant and equipment are based upon physical location of the assets. Geographic information follows:

	Net Sales			Net Property, Plant & Equipment
	2012	2011	2010	2012	2011	2010
United States	$5,658	$5,269	$4,793	$473	$434	$396
Europe, Middle East, Africa	1,266	1,382	1,228	410	390	350
Asia Pacific	1,336	1,285	991	58	57	42
Other foreign countries	397	371	308	7	7	10
	$8,657	$8,307	$7,320	$948	$888	$798

40	Dollar amounts in millions except per share amounts or as otherwise specified

NOTE 13 - SUMMARY OF QUARTERLY DATA (UNAUDITED)

	2012 Quarter Ended				2011 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Net sales	$2,161	$2,106	$2,052	$2,337	$2,015	$2,046	$2,031	$2,215
Gross profit	1,452	1,434	1,397	1,593	1,326	1,333	1,362	1,475
Earnings before income taxes	468	435	444	358	412	410	431	433
Net earnings	350	325	353	270	308	309	327	401
Net earnings per share of common stock:
Basic	0.92	0.85	0.93	0.71	0.79	0.80	0.85	1.05
Diluted	0.91	0.85	0.92	0.71	0.78	0.79	0.84	1.05
Market price of common stock:
High	55.90	57.14	56.79	56.75	65.20	64.61	60.64	51.13
Low	50.41	49.43	50.05	51.60	53.50	56.58	43.73	44.56
Dividends declared per share of common stock	$0.2125	$0.2125	$0.2125	$0.265	$0.18	$0.18	$0.18	$0.2125
The price quotations reported above were supplied by the New York Stock Exchange.
NOTE 14 - SUBSEQUENT EVENTS
In February 2013 we made a voluntary general offer to acquire all the shares of Trauson Holdings Company Limited for HK$7.50 per ordinary share for a total consideration of $764 in an all cash transaction. This acquisition, which is expected to close before the end of the second quarter of 2013, will expand our presence in a key emerging market with a product portfolio and pipeline that is targeted at the value segment of the Chinese orthopaedic market.
In February 2013 we won a jury verdict of $70 in lost profits for infringement of three of our patents relating to pulsed lavage systems in a patent infringement suit that we filed in the Western District of Michigan against a competitor. It is expected that the defendant will file post-trial motions seeking to overturn the jury verdict and that it will appeal if unsuccessful in that regard. We will record this gain when all related contingencies are resolved.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures—An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Interim Chief Financial Officer and Vice President, Corporate Secretary (the Certifying Officers). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting—There was no change to our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Stryker Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that our internal control over financial reporting is effective.
Stryker Corporation’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on the following page.
Other Matters—We are in an ongoing process of implementing new Enterprise Resource Planning (ERP) systems at certain of our divisions. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting. In connection with this ERP system implementation, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that this ERP system implementation will have an adverse effect on our internal control over financial reporting.

41	Dollar amounts in millions except per share amounts or as otherwise specified

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
THE BOARD OF DIRECTORS AND SHAREHOLDERS OF STRYKER CORPORATION:

We have audited Stryker Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stryker Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Stryker Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of earnings and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of Stryker Corporation and subsidiaries, and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP
Grand Rapids, Michigan
February 27, 2013

ITEM 9B.	OTHER INFORMATION.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors and certain corporate governance and other matters appearing under the captions "Information About the Board of Directors and Corporate Governance Matters," "Proposal 1—Election of Directors," "Audit Committee" and "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance" in the 2013 proxy statement is incorporated herein by reference.
The names and ages of our executive officers as of January 31, 2013, the positions they held on that date and the year they first became an executive officer are:

Name	Age	Position	First Became an Executive Officer
Kevin A. Lobo	47	President and Chief Executive Officer	2011
Steven P. Benscoter	45	Vice President, Human Resources	2012
Dean H. Bergy	53	Interim Chief Financial Officer and Vice President, Corporate Secretary	2003
Lonny J. Carpenter	51	Group President, Global Quality and Operations	2008
David K. Floyd	52	Group President, Orthopaedics	2012
Curtis E. Hall	56	Vice President and General Counsel	2004
Tony M. McKinney	43	Vice President, Chief Accounting Officer	2008
Katherine A. Owen	42	Vice President, Strategy and Investor Relations	2007
Timothy J. Scannell	48	Group President, MedSurg and Neurotechnology	2008
Ramesh Subrahmanian	51	Group President, International	2011
Each of our executive officers named above was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 2013 or until a successor is chosen and qualified or until their resignation or removal. Each of our executive officers has held the position above or has served Stryker in various executive or administrative capacities for at least five years, except for Mr. Lobo, Mr. Floyd and Mr. Subrahmanian. Prior to joining Stryker in April 2011, Mr. Lobo held a variety of senior level leadership roles at Johnson & Johnson for the previous nine years, the most recent being Worldwide President of Ethicon Endo-Surgery. Mr. Subrahmanian, prior to joining Stryker in September 2011, held a variety of senior level leadership roles with Merck & Co. Inc., for the previous five years, most recently as Senior Vice President & President, Asia Pacific Human Health. Mr. Floyd, prior to joining Stryker in November 2012, held a variety of senior level leadership roles with DePuy (a division of Johnson & Johnson), Abbott Spine, AxioMed Spine, Centerpulse Orthopaedics and most recently was Chief Executive Officer for OrthoWorx.
The Corporate Governance Guidelines adopted by our Board of Directors, as well as the charters of each of the Audit Committee, the Finance Committee, the Governance and Nominating Committee, the Compensation Committee and the Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions are available, free of charge, under the "Investors—Corporate Governance" section of our website at www.stryker.com. Print copies of such documents are available, free of charge, upon written request sent to the Corporate Secretary of Stryker Corporation at 2825 Airview Boulevard, Kalamazoo, Michigan 49002.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding the compensation of our management appearing under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation of Directors" in the 2013 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the caption "Stock Ownership" in the 2013 proxy statement is incorporated herein by reference.
At December 31, 2012, we had equity compensation plans under which options are granted at a price not less than fair market value at the date of grant and under which awards of restricted stock units and performance stock units have been made. These equity compensation plans were previously submitted to and approved by our shareholders. Additional information regarding our equity compensation plans appear in Note 1 and Note 8 to the Consolidated Financial Statements in Item 8 of this report. At December 31, 2012, we also had a stock performance incentive award program pursuant to which shares of our common stock have been and may be issued to certain employees with respect to performance. The status of these plans as of December 31, 2012 follows:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by shareholders	21,552,922	$47.89	33,066,151

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption "Information About the Board of Directors and Corporate Governance Matters—Independent Directors" and "Information About the Board of Directors and Corporate Governance Matters—Certain Relationships and Related Party Transactions" in the 2013 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information under the caption "Proposal 2—Ratification of Appointment of Our Independent Registered Public Accounting Firm—Relationship with Ernst & Young LLP" in the 2013 proxy statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements
	The following Consolidated Financial Statements are set forth in Part II, Item 8 of this report.
	Report of Independent Registered Public Accounting Firm on Financial Statements	21
	Consolidated Statements of Earnings for the Years Ended December 31, 2012, 2011 and 2010	22
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	22
	Consolidated Balance Sheets as of December 31, 2012 and 2011	23
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010	24
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	25
	Notes to Consolidated Financial Statements	26
(a) 2.	Financial Statement Schedules

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

STRYKER CORPORATION

Date: February 27, 2013	/s/ DEAN H. BERGY
Dean H. Bergy, Interim Chief Financial Officer and Vice President, Corporate Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the date indicated above on behalf of the registrant and in the capacities indicated.

/s/ KEVIN A. LOBO	/s/ DEAN H. BERGY
Kevin A. Lobo, President and Chief Executive Officer (Principal Executive Officer)	Dean H. Bergy, Interim Chief Financial Officer and Vice President, Corporate Secretary (Principal Financial Officer)

/s/ TONY M. MCKINNEY
Tony M. McKinney, Vice President, Chief Accounting Officer (Principal Accounting Officer)

/s/ WILLIAM U. PARFET	/s/ RONDA E. STRYKER
William U. Parfet—Director, Non-Executive Chairman	Ronda E. Stryker—Director

/s/ ROCH DOLIVEUX	/s/ SRIKANT M. DATAR
Roch Doliveux—Director	Srikant M. Datar, Ph.D.—Director

/s/ LOUISE L. FRANCESCONI	/s/ ALLAN C. GOLSTON
Louise L. Francesconi—Director	Allan C. Golston—Director

/s/ HOWARD L. LANCE	/s/ HOWARD E. COX, JR.
Howard L. Lance—Director	Howard E. Cox, Jr.—Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
STRYKER CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F
		Additions	Deductions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Describe (a)	Describe (b)	Balance at End of Period
DEDUCTED FROM ASSET ACCOUNTS
Allowance for Doubtful Accounts:
Year ended December 31, 2012	$56	$10	$8	$—	$58
Year ended December 31, 2011	$57	$9	$9	$1	$56
Year ended December 31, 2010	$66	$19	$30	$(2)	$57

(a)	Uncollectible amounts written off, net of recoveries.

(b)	Effect of changes in foreign exchange rates.

46	Dollar amounts in millions except per share amounts or as otherwise specified

FORM 10-K—ITEM 15(a) 3. and ITEM 15(c)
STRYKER CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit 3—	Articles of Incorporation and By-Laws
(i)	Restated Articles of Incorporation
(ii)	By-Laws — Incorporated by reference to Exhibit 3(ii) to our Form 8-K dated October 28, 2008 (Commission File No. 000-09165).

Exhibit 4—
Instruments defining the rights of security holders, including indentures—We agree to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of Stryker Corporation and its subsidiaries not exceeding 10% of the total assets of Stryker Corporation and its consolidated subsidiaries is authorized.

(i)
Credit Agreement, dated as of August 22, 2012, among Stryker Corporation and certain subsidiaries, as designated borrowers; the lenders party thereto; and JPMorgan Chase Bank, N.A., as administrative agent—Incorporated by reference to Exhibit 4.1 to our Form 8-K dated August 27, 2012 (Commission File No. 000-09165).

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
(i)*
2011 Long-Term Incentive Plan (as amended effective July 26, 2011)—Incorporated by reference to Exhibit 4(i) to Amendment No. 1 to our Registration Statement on Form S-8, File No. 333-179142 (Commission File No. 000-09165).

(ii)*	2006 Long-Term Incentive Plan (as amended effective February 8, 2011)—Incorporated by reference to Exhibit 10(i) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).

(iii)*	Form of grant notice and terms and conditions for stock options granted in 2013 under the 2006 Long-Term Incentive Plan.
(iv)*	Form of grant notice and terms and conditions for restricted stock units granted in 2013 under the 2006 Long-Term Incentive Plan.
(v)*	Form of grant notice and terms and conditions for performance stock units granted in 2013 under the 2011 Long- Term Incentive Plan.
(vi)*
Form of grant notice and terms and conditions for stock options granted in 2012 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(i) to our Form 10-Q for the quarter ended March 31, 2012 (Commission File No. 000-09165).

(vii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2012 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(ii) to our Form 10-Q for the quarter ended March 31, 2012 (Commission File No. 000-09165).

(viii)*
Form of grant notice and terms and conditions for performance stock units granted in 2012 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iii) to our Form 10-Q for the quarter ended March 31, 2012 (Commission File No. 000-09165).

(ix)*
Form of grant notice and terms and conditions for stock options granted in 2011 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(ii) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).

(x)*
Form of grant notice and terms and conditions for restricted stock units granted in 2011 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).

(xi)*
Form of grant notice and terms and conditions for performance stock units granted in 2011 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iv) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).

(xii)*
Form of terms and conditions for restricted stock units granted in 2010 under the 2006 Long-Term Incentive Plan.—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 2009 (Commission File No.000-09165).

(xiii)*	1998 Stock Option Plan (as amended effective July 23, 2008)—Incorporated by reference to Exhibit 10(ii) to our Form 10-Q for the quarter ended June 30, 2008 (Commission File No. 000-09165).
(xiv)*
Supplemental Savings and Retirement Plan (as amended effective January 1, 1995)—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 1994 (Commission File No.000-09165).

(xv)*	Stryker Corporation Executive Bonus Plan—Incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(xvi)	Form of Indemnification Agreement for Directors—Incorporated by reference to Exhibit 10 (xiv) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xvii)	Form of Indemnification Agreement for Certain Officers—Incorporated by reference to Exhibit 10 (xv) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xviii)
Sale and Purchase Agreement, dated January 3, 2011, between Boston Scientific Corporation and Stryker Corporation—Incorporated by reference to Exhibit 10(xv) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).

(xix)
Resignation Agreement and General Release dated February 21, 2012 by and between Stryker Corporation and Stephen P. MacMillan— Incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 24, 2012 (Commission File No. 000-09165).

(xx)
Letter Agreement dated September 28, 2012 between Stryker Corporation and Kevin A. Lobo— Incorporated by reference to Exhibit 10.1 to our Form 8-K dated October 3, 2012 (Commission File No. 000-09165).

(xxi)	Letter Agreement dated October 1, 2012 between Stryker Corporation and Dean H. Bergy— Incorporated by reference to Exhibit 10.2 to our Form 8-K dated October 3, 2012 (Commission File No. 000-09165).
(xxii)
Transition Services and Separation Agreement dated as of October 1, 2012 between Stryker Corporation and Curt R. Hartman— Incorporated by reference to Exhibit 10.1 to our Amendment No. 1 to Form 8-K dated October 17, 2012 (Commission File No. 000-09165).

Exhibit 11—	Statement re: computation of per share earnings
(i)	Consolidated Statement of Earnings in Item 8 of this report.

Exhibit 21—	Subsidiaries of the registrant
(i)	List of Subsidiaries.

Exhibit 23—	Consent of experts and counsel
(i)	Consent of Independent Registered Public Accounting Firm.

Exhibit 31—	Rule 13a-14(a) Certifications
(i)	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 32—	18 U.S.C. Section 1350 Certifications
(i) †	Certification by Principal Executive Officer of Stryker Corporation.
(ii) †	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 99—	Additional exhibits
(i)*	2008 Employee Stock Purchase Plan as amended on February 10, 2009—Incorporated by reference to Exhibit 99 (i) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).

Exhibit 101—	XBRL (Extensible Business Reporting Language) Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	compensation arrangement

†	furnished with this Form 10-K

