Form 10-Q
period 2013-03-31
STRYKER CORP
filed 2013-04-30
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 378,056,811 shares of Common Stock, $0.10 par value, as of March 31, 2013.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended March 31
	2013	2012
Net sales	$2,190	$2,161
Cost of sales	713	709
Gross profit	1,477	1,452
Research, development and engineering expenses	129	112
Selling, general and administrative expenses	916	819
Intangible asset amortization	32	31
Restructuring charges	14	14
Total operating expenses	1,091	976
Operating income	386	476
Other income (expense), net	(11)	(8)
Earnings before income taxes	375	468
Income taxes	71	118
Net earnings	$304	$350

Net earnings per share of common stock:
Basic net earnings per share of common stock	$0.80	$0.92
Diluted net earnings per share of common stock	$0.79	$0.91

Weighted-average shares outstanding—in millions:
Basic	379.7	381.0
Net effect of dilutive employee stock options	3.3	2.8
Diluted	383.0	383.8
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	5.1	6.8

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
	2013	2012
Net earnings	$304	$350
Unrealized (losses) gains on securities, net of income tax benefit (expense) [$0 in 2013, ($1) in 2012]	(1)	7
Unfunded pension gains (losses), net of income tax benefit (expense) [($1) in 2013, $0 in 2012]	3	(1)
Foreign currency translation adjustments	(114)	85
Total other comprehensive income (loss)	(112)	91
Comprehensive income	$192	$441

See accompanying notes to Consolidated Financial Statements.

1	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31	December 31
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$1,913	$1,395
Marketable securities	2,574	2,890
Accounts receivable, less allowance of $60 ($58 in 2012)	1,408	1,430
Inventories
Materials and supplies	203	202
Work in process	78	71
Finished goods	1,042	992
Total inventories	1,323	1,265
Deferred income taxes	791	811
Prepaid expenses and other current assets	412	357
Total current assets	8,421	8,148
Property, plant and equipment
Land, buildings and improvements	652	625
Machinery and equipment	1,646	1,607
Total property, plant and equipment	2,298	2,232
Less allowance for depreciation	1,296	1,284
Net property, plant and equipment	1,002	948
Other assets
Goodwill	2,592	2,142
Other intangibles, net	1,520	1,424
Other	554	544
Total assets	$14,089	$13,206

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	297	288
Accrued compensation	289	467
Income taxes	105	70
Dividend payable	101	101
Accrued expenses and other liabilities	982	934
Current maturities of debt	34	16
Total current liabilities	1,808	1,876
Long-term debt, excluding current maturities	2,738	1,746
Other liabilities	1,087	987
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 378 million shares (380 million in 2012)	38	38
Additional paid-in capital	1,105	1,098
Retained earnings	7,296	7,332
Accumulated other comprehensive income	17	129
Total shareholders' equity	8,456	8,597
Total liabilities & shareholders' equity	$14,089	$13,206

See accompanying notes to Consolidated Financial Statements.

2	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2012	$38	$1,098	$7,332	$129	$8,597
Net earnings			304		304
Other comprehensive loss				(112)	(112)
Issuance of 1.2 million shares of common stock under stock option and benefit plans, including $3 excess income tax benefit		(2)			(2)
Repurchase and retirement of 3.6 million shares of common stock		(11)	(239)		(250)
Share-based compensation		20			20
Cash dividends declared of $0.265 per share of common stock			(101)		(101)
Balances at March 31, 2013	$38	$1,105	$7,296	$17	$8,456

See accompanying notes to Consolidated Financial Statements.

In February 2013 we declared a quarterly dividend of $0.265 per share, payable April 30, 2013 to shareholders of record at the close of business on March 28, 2013.

3	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2013	2012
Operating activities
Net earnings	$304	$350
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	38	39
Intangibles amortization	32	31
Share-based compensation	20	21
Restructuring charges	14	14
Sale of inventory stepped up to fair value at acquisition	—	12
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	7	(48)
Inventories	(38)	(29)
Accounts payable	(9)	(35)
Accrued expenses and other liabilities	(112)	(202)
Income taxes	(9)	(43)
Other	(11)	(75)
Net cash provided by operating activities	236	35

Investing activities
Acquisitions, net of cash acquired	(600)	(9)
Purchases of marketable securities	(773)	(1,214)
Proceeds from sales of marketable securities	1,062	1,152
Purchases of property, plant and equipment	(49)	(52)
Net cash used in investing activities	(360)	(123)

Financing activities
Proceeds from borrowings	1,060	44
Payments on borrowings	(51)	(38)
Dividends paid	(101)	(81)
Repurchase and retirement of common stock	(250)	(50)
Other	(7)	(3)
Net cash provided by (used in) financing activities	651	(128)

Effect of exchange rate changes on cash and cash equivalents	(9)	1
Change in cash and cash equivalents	$518	$(215)

See accompanying notes to Consolidated Financial Statements.

4	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2013
NOTE 1 - BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.
Management believes that the accompanying Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
Recently Adopted Accounting Pronouncements
Effective January 1, 2013 we adopted ASU 2013-02, Presentation of Comprehensive Income: Reclassifications Out of Accumulated Other Comprehensive Income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. These provisions became effective for reporting periods beginning after December 15, 2012, applied prospectively. As this ASU affects disclosure only, we do not expect this amendment to have a material effect on our Consolidated Financial Statements. The disclosures required under ASU 2013-02 are incorporated in Note 2.
Effective January 1, 2013 we also adopted ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This update amended the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in ASC 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect this amendment to have a material effect on our Consolidated Financial Statements.
NOTE 2 - RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Changes in our AOCI balances, net of tax, for the three months ended March 31, 2013 were as follows:

	Foreign Currency Translation	Marketable Securities Unrealized Gain (Loss)	Defined Benefit Pension Plans	Total AOCI
Balance at December 31, 2012	$226	$4	$(101)	$129
Other Comprehensive Income (OCI) before reclassifications	(114)	2	1	(111)
Amounts reclassified from AOCI	—	(3)	2	(1)
Net current-period OCI	(114)	(1)	3	(112)
Balance at March 31, 2013	112	3	(98)	17
The following items were reclassified out of AOCI into earnings for the three months ended March 31, 2013:

Detail of AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Consolidated Statements of Earnings
Unrealized gains on available-for-sale marketable securities	$(5)	Other (income) expense
	2	Income tax expense
	$(3)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$2	Cost of sales
	—	Income tax benefit
	$2	Net of tax

5	Dollar amounts in millions except per share amounts or as otherwise specified

NOTE 3 - FAIR VALUE MEASUREMENTS
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
When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2012 and March 31, 2013. The fair value of our Level 3 assets and liabilities are calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 assets may also be based on sale prices of similar assets. Our fair value calculations take into consideration our credit risk and that of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument. We did not change our valuation techniques used in measuring the fair value of any financial assets and liabilities during the period.

Valuation of assets and liabilities measured at fair value:

	Total		(Level 1)		(Level 2)		(Level 3)
	March	December	March	December	March	December	March	December
	2013	2012	2013	2012	2013	2012	2013	2012
Assets:
Cash and cash equivalents	$1,913	$1,395	$1,913	$1,395	$—	$—	$—	$—
Available-for-sale marketable securities
Corporate and asset-backed debt securities	1,155	1,280	—	—	1,155	1,280	—	—
Foreign government debt securities	714	848	—	—	714	848	—	—
United States agency debt securities	246	288	—	—	246	288	—	—
United States treasury debt securities	333	343	—	—	333	343	—	—
Certificates of deposit	95	114	—	—	95	114	—	—
Other	31	17	—	—	31	17	—	—
Total available-for-sale marketable securities	2,574	2,890	—	—	2,574	2,890	—	—
Trading marketable securities	61	57	61	57	—	—	—	—
Foreign currency exchange contracts	3	3	—	—	3	3	—	—
	$4,551	$4,345	$1,974	$1,452	$2,577	$2,893	$—	$—
Liabilities:
Deferred compensation arrangements	$61	$57	$61	$57	$—	$—	$—	$—
Contingent consideration	98	103	—	—	—	—	98	103
Foreign currency exchange contracts	1	1	—	—	1	1	—	—
	$160	$161	$61	$57	$1	$1	$98	$103
Rollforward of assets and liabilities measured at fair value using unobservable inputs (Level 3):

	Total		Corporate and Asset-Backed Debt Securities		Contingent Consideration

	March	December	March	December	March	December
	2013	2012	2013	2012	2013	2012
Balance at the beginning of the period	$(103)	$(114)	$—	$1	$(103)	$(115)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Gains or (losses) included in earnings	5	6	—	—	5	6
Sales	—	(1)	—	(1)	—	—
Settlements	—	39	—	—	—	39
Other	—	(33)	—	—	—	(33)
Balance at the end of the period	$(98)	$(103)	$—	$—	$(98)	$(103)
The estimated fair value of the liability for contingent consideration represents milestone payments for acquisitions. The fair value of these liabilities were estimated using a discounted cash flow technique. Significant inputs to this technique included our probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligation. We remeasure these liabilities each reporting period and record the changes in the fair value in general and administrative expense (for probability of occurrence) and other income (expense) (for changes in time value of money) in earnings.

6	Dollar amounts in millions except per share amounts or as otherwise specified

The following is quantitative information about the inputs and valuation methodologies we use for material fair value measurements classified in Level 3 at March 31, 2013:

				Probability Range (Weighted Average)
	Fair Value	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average
Contingent consideration	$98	Discounted cash flow	Probability of occurrence	85	100	98
The following is a summary of marketable securities at March 31, 2013 and December 31, 2012:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized (Losses)		Estimated Fair Value
	March	December	March	December	March	December	March	December
	2013	2012	2013	2012	2013	2012	2013	2012
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$1,152	$1,277	$3	$4	$—	$(1)	$1,155	$1,280
Foreign government debt securities	713	846	1	2	—	—	714	848
United States agency debt securities	246	288	—	—	—	—	246	288
United States treasury debt securities	333	343	—	—	—	—	333	343
Certificates of deposit	95	114	—	—	—	—	95	114
Other	31	17	—	—	—	—	31	17
Total available-for-sale marketable securities	$2,570	$2,885	$4	$6	$—	$(1)	2,574	2,890
Trading marketable securities							61	57
Total marketable securities							$2,635	$2,947
Reported as:
Current assets-marketable securities							$2,574	$2,890
Noncurrent assets-other							61	57
							$2,635	$2,947
The unrealized losses on available-for-sale marketable securities, which were less than $1 at March 31, 2013, were primarily caused by increases in yields as a result of continued challenging conditions in the global credit markets. While some of these investments have been downgraded by rating agencies since their initial purchase, less than 1% of our investments in available-for-sale securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poors) and A (Fitch). Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2013.
The cost and estimated fair value of available-for-sale marketable securities at March 31, 2013 by contractual maturity are:

	Cost	Estimated Fair Value
Due in one year or less	$375	$375
Due after one year through three years	1,964	1,967
Due after three years	231	232
	$2,570	$2,574
The gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2013 are:

	Corporate and Asset-Backed Debt Securities		Foreign Government Debt Securities		U.S. Agency Debt Securities		Other		Total
	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total
Number of investments	179	179	61	61	26	26	12	12	278	278
Fair value	$402	$402	$263	$263	$102	$102	$30	$30	$797	$797
Unrealized losses	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of "Accumulated Other Comprehensive Income (Loss)" into earnings based on the specific identification method.
Interest and marketable securities income totaled $5 and $12 for the three months ended March 31, 2013 and 2012, respectively, and is included in other income (expense).
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

For the three months ended March 31, 2013 and 2012, recognized foreign currency transaction losses included in other income (expense) in earnings were $0 and ($1), respectively, and outstanding derivative contracts at March 31, 2013 were:

	Notional Amount	Assets	Liabilities	Maximum Term (Days)

Forward currency exchange contracts	$1,555	$3	$1	93
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

In 2010 we received a subpoena from the United States Department of Justice (DOJ) related to the sales and marketing of the OtisKnee device.  The subpoena concerns allegations of violations of Federal laws related to sales of a device not cleared by the United States Food and Drug Administration (FDA).  We continue to discuss the settlement of this matter with the DOJ, but there can be no assurance that we will reach a consensual resolution rather than seeking a resolution through the courts.

In 2007 we disclosed that the United States Securities and Exchange Commission (SEC) made an inquiry of us regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. The investigation is ongoing and we are fully cooperating with the SEC regarding these matters.

We have recorded charges totaling $75 related to the above DOJ and SEC regulatory matters, including $40 in the first quarter of 2013.  The final outcome of these matters is difficult to predict, and the ultimate cost to resolve these matters may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

In June 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. As previously announced, we intend to reimburse implanted patients for reasonable and customary costs of testing and treatment services, including any necessary revision surgeries. We continue to work with the medical community to evaluate the data and further understand this matter and the associated costs. The ultimate total cost with respect to this matter will depend on many factors that are difficult to predict with the limited information received to date and may vary materially based on the number of and actual costs of patients seeking testing and treatment services, the number of and actual costs of patients requiring revision surgeries, the number of and actual costs to settle lawsuits filed against us, and the amount of third-party insurance recoveries.  Based on the information that has been received, we estimate the probable loss to resolve this matter to be in the range of approximately $230 to $430, before third-party insurance recoveries.  In the first quarter of 2013 we recorded a charge to earnings of $40 representing the excess of the $230 minimum of the range over the previously recorded reserves. No contingent gain for third-party recoveries was recorded as of March 31, 2013. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

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

In 2010 we received a subpoena from the DOJ related to sales, marketing and regulatory matters related to the Stryker PainPump. We have received requests for certain documents in connection with this investigation. The investigation is ongoing and we are fully cooperating with the DOJ regarding this matter.

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
NOTE 6 - ACQUISITIONS
On March 1, 2013, we acquired Trauson Holdings Company Limited (Trauson) in an all cash transaction for $742. The acquisition of Trauson will enhance our product offerings, primarily within our Reconstructive segment, broaden our presence in China and enable us to expand into the fast growing value segment of the emerging markets.

The effect of the acquisition has been included in our Consolidated Financial Statements prospectively from the date of acquisition. Pro forma consolidated results of operations for the periods ended March 31, 2013 and December 31, 2012 would not differ significantly as a result of the acquisition. The purchase price allocation is based upon a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period as the valuation is finalized. The preliminary allocation of the purchase price to the acquired net assets of Trauson is as follows:

Trauson
Total purchase consideration	$742

Tangible assets acquired:
Inventory	35
Other assets	169
Other liabilities	(73)
Identifiable intangible assets:
Customer relationship	72
Trade name	19
Developed technology	34
In-process research & development	5
Goodwill	481
$742
NOTE 7 - LONG-TERM DEBT AND CREDIT FACILITIES

Our debt is summarized as follows:
	March 31	December 31
	2013	2012
3.00% senior unsecured notes, due January 15, 2015	$500	$500
4.375% senior unsecured notes, due January 15, 2020	498	497
2.00% senior unsecured notes, due September 30, 2016	749	749
1.30% senior unsecured notes, due April 1, 2018	597	—
4.10% senior unsecured notes, due April 1, 2043	394	—
Other	34	16
Total debt	2,772	1,762
Less current maturities	(34)	(16)
Long-term debt	$2,738	$1,746

In March 2013 we completed a public offering of $600 in 1.30% Notes due April 1, 2018, net of an offering discount of $3 (2018 Notes), and $400 in 4.10% Notes due April 1, 2043, net of an offering discount of $6 (2043 Notes and, together with the 2018 Notes, the Notes). Interest on the Notes is payable on April 1 and October 1 of each year, commencing on October 1, 2013. Unless previously redeemed, the 2018 Notes will mature on April 1, 2018 and the 2043 Notes will mature on April 1, 2043. We intend to use the net proceeds from

9	Dollar amounts in millions except per share amounts or as otherwise specified the Notes for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities.
Certain of our credit facilities require us to comply with certain financial and other covenants. We were in compliance with all covenants at March 31, 2013. We have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At March 31, 2013, we had $1,042 of borrowing capacity available under all of our existing credit facilities. The weighted-average interest rate, excluding required fees, for all borrowings was 2.9% at March 31, 2013. At March 31, 2013, the total unamortized debt issuance costs incurred in connection with our outstanding notes were $18. The fair value of long-term debt (including current maturities) at March 31, 2013 and December 31, 2012 was $2,868 and $1,866, respectively, based on the quoted interest rates for similar types and amounts of borrowing agreements.
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

During the first quarter of 2013, we repurchased 1.4 million shares at a cost of $95 under the 2010 Repurchase Program and 2.2 million shares at a cost of $155 under the 2011 Repurchase Program. The repurchase activity was attributable to the initial delivery of shares under our Accelerated Share Repurchase (ASR) program. The ASR program was completed in April of 2013 and resulted in the receipt of 0.2 million additional shares.

As of March 31, 2013, the 2010 Repurchase Program was complete and the maximum dollar value of shares that may yet be purchased under the 2011 Repurchase Program was $345. We had not made any repurchases pursuant to the 2012 Repurchase Program at March 31, 2013. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans. At March 31, 2013, the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $750.
NOTE 9 - RESTRUCTURING CHARGES
In the first quarter of 2013 we recorded $9 in severance and related costs in connection with the continuation of a focused reduction of our global workforce and other restructuring activities expected to reduce our global workforce by approximately 5%. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources in advance of the new Medical Device Excise Tax, as well as to allow for continued investment in strategic areas and drive growth. In addition, in the first quarter of 2013 we recorded $1 in asset impairment and $4 in contractual and other obligations, as certain of our restructuring actions resulted in the discontinued use of specific assets and the exit of certain lease and other commitments. The restructuring charges that we recorded in 2012 and 2011 are described in Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. We expect our current restructuring actions and related cash payments will be completed by the end of 2013.

A summary of our restructuring liability balance and three months of restructuring activity for 2013 is as follows:

	Total	Agent Conversion	Asset Impairment	Severance and Related Costs	Contractual Obligations and Other
January 1 Balance	$40	$5	$—	$20	$15
Charges to earnings	14	—	1	9	4
Cash paid	(15)	(3)	—	(8)	(4)
Other adjustments	1	—	(1)	2	—
March 31 Balance	$40	$2	$—	$23	$15
NOTE 10 - SEGMENT INFORMATION
We segregate our operations into three reportable business segments: Reconstructive, MedSurg, and Neurotechnology and Spine. Our reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

10	Dollar amounts in millions except per share amounts or as otherwise specified

Net sales and net earnings by business segment for the three months ended March 31, 2013 and 2012 are as follows:

	Reconstructive		MedSurg		Neurotechnology and Spine		Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$969	$958	$824	$821	$397	$382	$—	$—	$2,190	$2,161
Segment net earnings (loss)	228	233	155	160	67	68	(56)	(83)	394	378
Other (net of income taxes):
Less acquisition, integration and other charges									(17)	(17)
Less restructuring charges									(11)	(11)
Less Rejuvenate / ABG II hip recall									(32)	—
Less regulatory matter charges									(30)	—
Net earnings									$304	$350

Other than assets associated with the acquisition of Trauson, which are discussed in greater detail in Note 6, there were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Revenues in the United States accounted for 65.8% and 64.0% of total revenues in the first three months of 2013 and 2012, respectively, and international revenues accounted for 34.2% and 36.0% of total revenues in the first three months of 2013 and 2012, respectively.

RESULTS OF OPERATIONS

Consolidated results of operations for the three months ended March 31, 2013 and 2012 were:

	Three Months Ended March 31
	2013	2012	% Change
Net Sales	$2,190	$2,161	1.3
Gross Profit	1,477	1,452	1.7
Research, development & engineering expenses	129	112	15.2
Selling, general & administrative expenses	916	819	11.8
Intangible amortization	32	31	3.2
Restructuring charges	14	14	—
Other income (expense)	(11)	(8)	37.5
Income taxes	71	118	(39.8)
Net Earnings	$304	$350	(13.1)
Diluted Net Earnings per share	$0.79	$0.91	(13.2)

12	Dollar amounts in millions except per share amounts or as otherwise specified

Geographic and segment net sales for the three months ended March 31, 2013 and 2012 were:

			Percentage Change
			2013/2012
	Three Months Ended			Constant Currency
	2013	2012	Reported
Geographic sales:
United States	$1,441	$1,384	4.0	4.0
International	749	777	(3.4)	0.2
Total net sales	$2,190	$2,161	1.3	2.6
Segment sales:
Reconstructive	$969	$958	1.2	2.8
MedSurg	824	821	0.3	1.0
Neurotechnology and Spine	397	382	4.0	5.7
Total net sales	$2,190	$2,161	1.3	2.6

Net sales increased 1.3% for the three-month period ended March 31, 2013 from 2012. Net sales grew 3.8% as a result of increased unit volume and changes in product mix and 0.2% due to acquisitions. Net sales were unfavorably impacted by 1.3% due to changes in price and 1.3% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales increased in the three-month period by 2.6%. The increase in consolidated net sales for the three-month period was primarily due to higher shipments of neurotechnology, trauma and extremities products, and reprocessed and remanufactured medical devices; these gains were partially offset by slowness in the European markets and unfavorable price impacts in the Japanese markets.

The following sales growth information is provided to supplement the net sales information presented above:

	Three Months Ended March 31
			% Change
					U.S.	International
	2013	2012	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Reconstructive
Hips	$308	$312	(1.2)	0.8	3.7	(6.4)	(2.4)
Knees	345	352	(2.0)	(1.0)	(0.4)	(5.0)	(2.2)
Trauma and Extremities	266	243	9.3	11.6	26.2	(5.0)	(0.8)
TOTAL RECONSTRUCTIVE	969	958	1.2	2.8	6.5	(5.6)	(1.9)
MedSurg
Instruments	312	314	(0.7)	0.2	(1.3)	1.0	4.1
Endoscopy	278	279	(0.2)	0.6	(0.9)	1.5	4.3
Medical	182	179	1.3	1.5	4.3	(7.6)	(6.6)
TOTAL MEDSURG	824	821	0.3	1.0	0.7	(0.7)	1.9
Neurotechnology and Spine
Neurotechnology	221	201	10.2	12.6	14.5	4.5	10.0
Spine	176	181	(3.0)	(1.8)	—	(10.1)	(6.2)
TOTAL NEUROTECHNOLOGY AND SPINE	397	382	4.0	5.7	6.9	(1.1)	3.7

Reconstructive net sales in the three-month period increased 1.2%, due to an increase of 5.2% in unit volume and changes in product mix and 0.2% as a result of acquisitions. Net sales were unfavorably impacted by 2.6% due to changes in price and 1.6% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, Reconstructive net sales in the quarter increased 2.8%, primarily due to increases in trauma and extremities products in the United States.

MedSurg net sales in the three-month period increased 0.3% due to a 0.5% increase in unit volume and changes in product mix and a favorable price effect of 0.5%. Net sales were unfavorably impacted by 0.7% due to the impact of foreign currency exchange rates on net sales. In constant currency, MedSurg net sales in the three-month period increased 1.0%, led by higher Medical shipments as well as reprocessed and remanufactured medical devices.

Neurotechnology and Spine net sales in the three-month period increased 4.0%, primarily due to a 7.5% increase in unit volume and changes in product mix and 0.3% due to acquisitions. Net sales were unfavorably impacted by 2.0% due to changes in price and 1.8% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, Neurotechnology and Spine net sales in the three-month period increased 5.7%, with higher shipments of Neurotechnology offset by slowness in the Spine markets.

13	Dollar amounts in millions except per share amounts or as otherwise specified

Consolidated Cost of Sales

Cost of sales increased 0.6% for the three-month period to 32.6% of sales, compared to 32.8% of sales in 2012. Cost of sales in 2013 includes $23 for the Medical Device Excise Tax (MDET); 2012 includes $12 related to inventory that was "stepped-up" to fair value following acquisitions and $2 in other restructuring-related costs. Excluding the impact of inventory "stepped-up" to fair value and other restructuring-related costs, cost of sales in the first quarter was 32.5% of sales compared to 32.2% of sales in 2012.

Research, Development and Engineering Expenses

Research, development and engineering expenses increased 15.2% to $129 representing 5.9% of sales in the three-month period compared to 5.2% of sales in 2012. The timing of projects for anticipated future products and continued investment in new technologies causes the spending level to vary from quarter to quarter as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three-month period increased from 2012 by 11.8% to $916 (41.8% and 37.9% of sales for the first quarter of 2013 and 2012, respectively). The three-month periods included $20 and $9 in 2013 and 2012, respectively, in acquisition and integration-related charges. General and administrative costs in 2013 also included $40 related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems and $40 related to two previously disclosed United States regulatory matters. Excluding the impact of these charges, selling, general and administrative expenses in 2013 were 37.2% of sales, compared to 37.5% of sales in 2012.

Restructuring Charges

In the three-month period we recorded $14 in restructuring charges related to the continuation of focused reductions of our global workforce and other restructuring activities that are expected to reduce our global workforce by approximately 5% and be substantially complete by the end of 2013 at a total cost of approximately $225. The actions were initiated in 2011 to provide efficiencies and realign resources in advance of the MDET, which began on January 1, 2013, as well as to allow for continued investment in strategic areas and drive growth.

Other Income (Expense)

Other expense in the three-month period increased $3 from 2012, primarily as a result of lower interest income on marketable securities.

Income Taxes

Our effective income tax rate on earnings in the three-month period was 18.9% compared to 25.2% in 2012. In 2013 we recorded tax benefits of $13 upon the signing of the American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013. These tax benefits related to the retroactive extension of numerous tax provisions, including an extension of the research tax credit and other provisions for companies with significant international operations.

Net Earnings

Net earnings in the three-month period decreased to $304 or $0.79 per diluted share in 2013 compared to $350 or $0.91 per diluted share in 2012.

Reported net earnings includes restructuring and related charges of $11 in 2013 and $12 in 2012, and acquisition and integration related charges of $17 in both periods. In addition, 2013 also includes $32 related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems and $30 related to two previously disclosed United States regulatory matters. Excluding the impact of these items, adjusted net earnings in the three-month period increased 4.0% from 2012, to $394 or $1.03 per diluted share.

14	Dollar amounts in millions except per share amounts or as otherwise specified

The following reconciles the non-GAAP financial measures adjusted net earnings and adjusted diluted net earnings per share with the most directly comparable GAAP financial measures, reported net earnings and diluted net earnings per share:

	Three Months Ended March 31
	2013	2012
Reported net earnings	$304	$350
Acquisition and integration related charges, net of tax
Inventory stepped up to fair value	—	10
Acquisition and integration related	17	7
Restructuring and related charges	11	12
Rejuvenate / ABG II hip recall charges	32
Regulatory matter charges	30	—
Adjusted net earnings	$394	$379

Diluted net earnings per share of common stock:
Reported diluted net earnings per share	$0.79	$0.91
Acquisition and integration related charges, net of tax
Inventory stepped up to fair value	—	0.03
Acquisition and integration related	0.05	0.02
Restructuring and related charges	0.03	0.03
Rejuvenate / ABG II hip recall charges	0.08	—
Regulatory matter charges	0.08	—
Adjusted diluted net earnings per share	$1.03	$0.99
Weighted-average diluted shares outstanding	383.0	383.8

The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We generated $236 of cash from operations in the three-month period ended March 31, 2013 compared to $35 in 2012. Operating cash flow resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, stock-based compensation, deferred income taxes and, in 2013, accrued charges for product recall and regulatory matters). In 2012 cash payments of tax consumed $153 and payments of legal settlements consumed $33.

The net of accounts receivable, inventory and accounts payable consumed $40 of operating cash flow in the three-month period in 2013, compared to $112 in 2012. Improved collection of accounts receivable and the impact of the timing of sales resulted in the generation of $7 of cash in 2013 compared to the consumption of $48 in 2012, and a 3 day improvement in accounts receivable days outstanding compared to 2012. Accounts receivable days outstanding compared to December 31 increased by 3 days in both 2013 and 2012. Inventory days on hand compared to December 31 increased by 14 days in 2013 compared to 11 days in 2012. The increase in 2013 compared to 2012 was primarily due to the acquisition of Trauson in March 2013.

Investing Activities

Net investing activities consumed $360 of cash in the three-month period compared to $123 in 2012, primarily due to acquisitions and capital spending, partially offset in 2013 by $289 in cash generated from sales of marketable securities.

Acquisitions. Acquisitions used $600 of cash in 2013 and $9 in 2012. Cash used in 2013 was primarily for the acquisition of Trauson.

Capital Spending. We manage capital spending to support our business growth. Capital expenditures, primarily to support integration of acquisitions, capacity expansion, new product introductions, innovation and cost savings, were $49 in 2013 and $52 in 2012.

Financing Activities

Dividend Payments. Dividends paid per common share increased 24.7% to $0.265 per share in 2013 as compared to $0.2125 in 2012. Total dividend payments to common shareholders were $101 in 2013 and $81 in 2012.

15	Dollar amounts in millions except per share amounts or as otherwise specified

Long-Term and Short-Term Debt. Net proceeds from borrowings were $1,009 in 2013 and $6 in 2012. We maintain debt levels we consider appropriate after evaluation of a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans and overall cost of capital.

In March 2013 we completed a public offering of $600 in 1.30% Notes due April 1, 2018, net of an offering discount of $3 (2018 Notes), and $400 in 4.10% Notes due April 1, 2043, net of an offering discount of $6 (2043 Notes and, together with the 2018 Notes, the Notes).
Share Repurchases. Total use of cash for share repurchases was $250 in 2013 and $50 in 2012. The 2013 repurchase activity was attributable to the initial delivery of shares under our Accelerated Share Repurchase (ASR) program. The ASR program was completed in April of 2013.
Liquidity

Cash and marketable securities were $4,487 at March 31, 2013 and $4,285 at December 31, 2012 and current assets exceeded current liabilities by $6,613 at March 31, 2013 and $6,272 at December 31, 2012. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due.

As discussed above, in March 2013 we completed a public offering on our 2018 Notes and 2043 Notes. Interest on the Notes is payable on April 1 and October 1 of each year, commencing on October 1, 2013. Unless previously redeemed, the 2018 Notes will mature on April 1, 2018 and the 2043 Notes will mature on April 1, 2043. We intend to use the net proceeds from the Notes for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities.

Should additional funds be required we had approximately $1,042 of borrowing capacity available under all of our existing credit facilities at March 31, 2013.

At March 31, 2013, approximately 49% of our consolidated cash and cash equivalents and marketable securities were held in locations outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States.

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

We continually evaluate our receivables, particularly in the Southern European Region. The total net receivables from the Southern European Region at March 31, 2013 and December 31, 2012 was approximately $197 and $198, respectively, including approximately $101 and $103, respectively, of sovereign receivables. We believe that our current reserves related to receivables are adequate and any additional credit risk associated with the European debt crisis is not expected to have a material adverse impact on our financial position or liquidity.

Guarantees and Other Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our financial condition or liquidity.

OTHER MATTERS

Hedging

We have certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currencies. The strengthening of the United States dollar relative to foreign currencies has decreased the value of these investments in net assets and the related foreign currency translation adjustment loss in shareholders’ equity by $114 since the beginning of 2013.

Legal and Regulatory Matters

We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property and other matters. The outcomes of certain of these matters will not be

16	Dollar amounts in millions except per share amounts or as otherwise specified known for prolonged periods of time. To partially mitigate losses arising from unfavorable outcomes in such matters, we purchase third-party insurance coverage subject to certain deductibles and loss limitations. Future operating results may be unfavorably impacted by any settlement payments or losses beyond the amounts of insurance carried. In addition, such matters may negatively impact our ability to obtain cost effective third-party insurance coverage in future periods. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. Estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred, which could unfavorably affect future operating results.

In 2010 we received a subpoena from the United States Department of Justice (DOJ) related to the sales and marketing of the OtisKnee device.  The subpoena concerns allegations of violations of Federal laws related to sales of a device not cleared by the United States Food and Drug Administration (FDA).  We continue to discuss the settlement of this matter with the DOJ, but there can be no assurance that we will reach a consensual resolution rather than seeking a resolution through the courts.

In 2007 we disclosed that the United States Securities and Exchange Commission (SEC) made an inquiry of us regarding possible violations of the Foreign Corrupt Practices Act in connection with the sale of medical devices in certain foreign countries. The investigation is ongoing and we are fully cooperating with the SEC regarding these matters.

We have recorded charges totaling $75 related to the above DOJ and SEC regulatory, including $40 in the first quarter of 2013.  The final outcome of these matters is difficult to predict, and the ultimate cost to resolve these matters may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

In June 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. As previously announced, we intend to reimburse implanted patients for reasonable and customary costs of testing and treatment services, including any necessary revision surgeries. We continue to work with the medical community to evaluate the data and further understand this matter and the associated costs. The ultimate total cost with respect to this matter will depend on many factors that are difficult to predict with the limited information received to date and may vary materially based on the number of and actual costs of patients seeking testing and treatment services, the number of and actual costs of patients requiring revision surgeries, the number of and actual costs to settle lawsuits filed against us, and the amount of third-party insurance recoveries.  Based on the information that has been received, we estimate the probable loss to resolve this matter to be in the range of approximately $230 to $430, before third-party insurance recoveries.  In the first quarter of 2013 we recorded a charge to earnings of $40 representing the excess of the $230 minimum of the range over the previously recorded reserves. No contingent gain for third-party recoveries was recorded as of March 31, 2013. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

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

In 2010 we received a subpoena from the DOJ related to sales, marketing and regulatory matters related to the Stryker PainPump. We have received requests for certain documents in connection with this investigation. The investigation is ongoing and we are fully cooperating with the DOJ regarding this matter.

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

FORWARD-LOOKING STATEMENTS

This report contains statements referring to us that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "would," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

18	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We consider our material area of market risk exposure to be exchange rate risk. Quantitative and qualitative disclosures about exchange rate risk are included in the "Other Information" section of Management's Discussion and Analysis of Financial Condition in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, under the caption "Hedging and Derivative Financial Instruments" on page 19. There have been no material changes from the information provided therein.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures –An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2013 was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer (the Certifying Officers). Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting – There was no change to our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) We issued 29,025 shares of our common stock in the first quarter of 2013 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

(c) In December of 2012, 2011 and 2010, we announced that our Board of Directors had authorized us to purchase up to $405, $500 and $500, respectively, of our common stock (the 2012, 2011 and 2010 Repurchase Programs, respectively). The manner, timing and amount of purchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise.

During the first quarter of 2013, we repurchased 1.4 million shares at a cost of $95 under the 2010 Repurchase Program and 2.2 million shares at a cost of $155 under the 2011 Repurchase Program. The repurchase activity was attributable to the initial delivery of shares under our Accelerated Share Repurchase (ASR) program. The ASR program was completed in April of 2013 and resulted in the receipt of 0.2 million additional shares.

As of March 31, 2013, the 2010 Repurchase Program was complete and the maximum dollar value of shares that may yet be purchased under the 2011 Repurchase Program was $345. We had not made any repurchases pursuant to the 2012 Repurchase Program at March 31, 2013. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans. At March 31, 2013, the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $750.

A summary of the activity pursuant to the 2010 and 2011 Repurchase Programs for the three months ended March 31, 2013 is as follows:

Period	Total Number of Shares Purchased (millions)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (millions)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans
2010 Repurchase Program

January 1, 2013—January 31, 2013	—	—	—	$95
February 1, 2013—February 28, 2013	—	—	—	$95
March 1, 2013—March 31, 2013	1.4	see (1) below	1.4	$—
Total	1.4		1.4

2011 Repurchase Program

January 1, 2013—January 31, 2013	—	—	—	$500
February 1, 2013—February 28, 2013	—	—	—	$500
March 1, 2013—March 31, 2013	2.2	see (1) below	2.2	$345
Total	2.2		2.2

(1) Includes initial share delivery under the ASR agreement. In total, the average purchase price per share under the ASR agreement upon completion of the ASR program in April of 2013 was $65.12.

20	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 6.	EXHIBITS

(a)
4(i)
Fourth Supplemental Indenture (including the form of 2018 note) dated March 25, 2013, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.2 to our Form 8-K dated March 25, 2013 (Commission File No. 000-09165).

4(ii)
Fifth Supplemental Indenture (including the form of 2043 note) dated March 25, 2013, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.3 to our Form 8-K dated March 25, 2013 (Commission File No. 000-09165).

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

21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

April 30, 2013	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, President and Chief Executive Officer

April 30, 2013	/s/ WILLIAM R. JELLISON
Date	William R. Jellison, Vice President, Chief Financial Officer

22

EXHIBIT INDEX

Exhibit 4
Instruments defining the rights of security holders, including indentures - The Company agrees to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of the Company and its subsidiaries not exceeding 10% of the total assets of the Company and its consolidated subsidiaries is authorized.

(i)
Fourth Supplemental Indenture (including the form of 2018 note) dated March 25, 2013, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.2 to our Form 8-K dated March 25, 2013 (Commission File No. 000-09165).

(ii)
Fifth Supplemental Indenture (including the form of 2043 note) dated March 25, 2013, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.3 to our Form 8-K dated March 25, 2013 (Commission File No. 000-09165).

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

23