Form 10-Q
period 2013-06-30
STRYKER CORP
filed 2013-07-23
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 378,132,187 shares of Common Stock, $0.10 par value, as of June 30, 2013.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net sales	$2,212	$2,106	$4,402	$4,267
Cost of sales	730	672	1,443	1,381
Gross profit	1,482	1,434	2,959	2,886
Research, development and engineering expenses	132	116	261	228
Selling, general and administrative expenses	1,015	823	1,931	1,642
Intangible asset amortization	36	31	68	62
Restructuring charges	9	19	23	33
Total operating expenses	1,192	989	2,283	1,965
Operating income	290	445	676	921
Other income (expense), net	(21)	(10)	(32)	(18)
Earnings before income taxes	269	435	644	903
Income taxes	56	110	127	228
Net earnings	$213	$325	$517	$675

Net earnings per share of common stock:
Basic net earnings per share of common stock	$0.56	$0.85	$1.36	$1.77
Diluted net earnings per share of common stock	$0.56	$0.85	$1.35	$1.76

Weighted-average shares outstanding—in millions:
Basic	378.0	381.0	378.8	381.0
Net effect of dilutive employee stock options	3.0	2.3	3.2	2.5
Diluted	381.0	383.3	382.0	383.5
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	2.1	8.8	2.2	8.8

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net earnings	$213	$325	$517	$675
Unrealized (losses) gains on securities, net of income tax benefit (expense) [$2 and $2 in 2013, $0 and ($1) in 2012]	(5)	(3)	(6)	4
Unfunded pension (losses) gains, net of income tax benefit (expense) [$0 and $1 in 2013, $0 and $0 in 2012]	(1)	1	2	—
Foreign currency translation adjustments	20	(293)	(94)	(208)
Total other comprehensive income (loss)	14	(295)	(98)	(204)
Comprehensive income	$227	$30	$419	$471

See accompanying notes to Consolidated Financial Statements.

1	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30	December 31
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$971	$1,395
Marketable securities	3,681	2,890
Accounts receivable, less allowance of $59 ($58 in 2012)	1,413	1,430
Inventories
Materials and supplies	205	202
Work in process	85	71
Finished goods	1,055	992
Total inventories	1,345	1,265
Deferred income taxes	781	811
Prepaid expenses and other current assets	498	357
Total current assets	8,689	8,148
Property, plant and equipment
Land, buildings and improvements	663	625
Machinery and equipment	1,682	1,607
Total property, plant and equipment	2,345	2,232
Less allowance for depreciation	1,324	1,284
Net property, plant and equipment	1,021	948
Other assets
Goodwill	2,573	2,142
Other intangibles, net	1,545	1,424
Other	554	544
Total assets	$14,382	$13,206

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$277	$288
Accrued compensation	356	467
Income taxes	53	70
Dividend payable	100	101
Accrued expenses and other liabilities	1,156	934
Current maturities of debt	29	16
Total current liabilities	1,971	1,876
Long-term debt, excluding current maturities	2,742	1,746
Other liabilities	1,066	987
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 378 million shares (380 million in 2012)	38	38
Additional paid-in capital	1,124	1,098
Retained earnings	7,410	7,332
Accumulated other comprehensive income	31	129
Total shareholders' equity	8,603	8,597
Total liabilities & shareholders' equity	$14,382	$13,206

See accompanying notes to Consolidated Financial Statements.

2	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2012	$38	$1,098	$7,332	$129	$8,597
Net earnings			517		517
Other comprehensive loss				(98)	(98)
Issuance of 2.3 million shares of common stock under stock option and benefit plans, including $4 excess income tax benefit		(1)			(1)
Repurchase and retirement of 3.8 million shares of common stock		(11)	(239)		(250)
Share-based compensation		38			38
Cash dividends declared of $0.53 per share of common stock			(200)		(200)
Balances at June 30, 2013	$38	$1,124	$7,410	$31	$8,603

See accompanying notes to Consolidated Financial Statements.

In February 2013 we declared a quarterly dividend of $0.265 per share, payable April 30, 2013 to shareholders of record at the close of business on March 28, 2013. In April 2013 we declared a quarterly dividend of $0.265 per share, payable July 31, 2013 to shareholders of record at the close of business on June 28, 2013.

3	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Operating activities
Net earnings	$213	$325	$517	$675
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	43	38	81	77
Intangible asset amortization	36	31	68	62
Share-based compensation	18	18	38	39
Restructuring charges	10	19	24	33
Sale of inventory stepped up to fair value at acquisition	8	3	8	15
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(18)	73	(11)	25
Inventories	(25)	(1)	(63)	(30)
Accounts payable	(21)	(9)	(30)	(44)
Accrued expenses and other liabilities	269	19	157	(183)
Income taxes	(141)	(84)	(150)	(127)
Other	(36)	25	(47)	(50)
Net cash provided by operating activities	356	457	592	492

Investing activities
Acquisitions, net of cash acquired	(62)	(1)	(662)	(10)
Purchases of marketable securities	(1,843)	(356)	(2,616)	(1,570)
Proceeds from sales of marketable securities	754	792	1,816	1,944
Purchases of property, plant and equipment	(47)	(51)	(96)	(103)
Net cash (used in) provided by investing activities	(1,198)	384	(1,558)	261

Financing activities
Proceeds from borrowings	102	50	1,162	94
Payments on borrowings	(100)	(55)	(151)	(93)
Dividends paid	(100)	(81)	(201)	(162)
Repurchase and retirement of common stock	—	(39)	(250)	(89)
Other	5	(23)	(2)	(26)
Net cash (used in) provided by financing activities	(93)	(148)	558	(276)

Effect of exchange rate changes on cash and cash equivalents	(7)	10	(16)	11
Change in cash and cash equivalents	$(942)	$703	$(424)	$488

See accompanying notes to Consolidated Financial Statements.

4	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013
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
Management believes that the accompanying unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The results of operations for the three- and six- month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Changes in and reclassifications out of AOCI, net of tax, for the three- and six-month periods ended June 30, 2013 were as follows:

	Foreign Currency Translation		Marketable Securities Unrealized Gain (Loss)		Defined Benefit Pension Plans		Total AOCI
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning balance	$112	$226	$3	$4	$(98)	$(101)	$17	$129
Other Comprehensive Income (OCI) before reclassifications	20	(94)	(1)	1	(1)	—	18	(93)
Amounts reclassified from AOCI	—	—	(4)	(7)	—	2	(4)	(5)
Net current-period OCI	20	(94)	(5)	(6)	(1)	2	14	(98)
Balance at June 30, 2013	$132	$132	$(2)	$(2)	$(99)	$(99)	$31	$31
The following items were reclassified out of AOCI into earnings for the three- and six-month periods ended June 30, 2013:

	Three Months		Six Months
Detail of AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Consolidated Statements of Earnings	Amount Reclassified from AOCI	Affected Line Item in the Consolidated Statements of Earnings
Unrealized gains on available-for-sale marketable securities	$(4)	Other (income) expense	$(9)	Other (income) expense
	—	Income tax expense	2	Income tax expense
	$(4)	Net of tax	$(7)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$1	Cost of sales	$3	Cost of sales
	(1)	Income tax benefit	(1)	Income tax benefit
	$—	Net of tax	$2	Net of tax
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
When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2012 and June 30, 2013. The fair value of our Level 3 assets and liabilities are calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 assets may also be based on sale prices of similar assets. Our fair value calculations take into consideration our credit risk and that of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument. We did not change our valuation techniques used in measuring the fair value of any financial assets and liabilities during the period.

5	Dollar amounts in millions except per share amounts or as otherwise specified

Valuation of assets and liabilities measured at fair value:

	Total		Level 1		Level 2		Level 3
	June	December	June	December	June	December	June	December
	2013	2012	2013	2012	2013	2012	2013	2012
Assets:
Cash and cash equivalents	$971	$1,395	$971	$1,395	$—	$—	$—	$—
Available-for-sale marketable securities
Corporate and asset-backed debt securities	1,681	1,280	—	—	1,681	1,280	—	—
Foreign government debt securities	791	848	—	—	791	848	—	—
United States agency debt securities	621	288	—	—	621	288	—	—
United States treasury debt securities	404	343	—	—	404	343	—	—
Certificates of deposit	152	114	—	—	152	114	—	—
Other	32	17	—	—	32	17	—	—
Total available-for-sale marketable securities	3,681	2,890	—	—	3,681	2,890	—	—
Trading marketable securities	62	57	62	57	—	—	—	—
Foreign currency exchange contracts	1	3	—	—	1	3	—	—
	$4,715	$4,345	$1,033	$1,452	$3,682	$2,893	$—	$—
Liabilities:
Deferred compensation arrangements	$62	$57	$62	$57	$—	$—	$—	$—
Contingent consideration	69	103	—	—	—	—	69	103
Foreign currency exchange contracts	2	1	—	—	2	1	—	—
	$133	$161	$62	$57	$2	$1	$69	$103
Rollforward of assets and liabilities measured at fair value using unobservable inputs (Level 3):

	Total		Corporate and Asset-Backed Debt Securities		Contingent Consideration

	June	December	June	December	June	December
	2013	2012	2013	2012	2013	2012
Balance at the beginning of the period	$(103)	$(114)	$—	$1	$(103)	$(115)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Gains or (losses) included in earnings	5	6	—	—	5	6
Sales	—	(1)	—	(1)	—	—
Settlements	29	39	—	—	29	39
Other	—	(33)	—	—	—	(33)
Balance at the end of the period	$(69)	$(103)	$—	$—	$(69)	$(103)
The estimated fair value of the liability for contingent consideration represents milestone payments for acquisitions. The fair value of these liabilities were estimated using a discounted cash flow technique. Significant inputs to this technique included our probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligation. We remeasure these liabilities each reporting period and record the changes in the fair value in selling, general and administrative expense for changes in probability of occurrence and other income (expense) for changes in time value of money.
Quantitative information about the inputs and valuation methodologies we use for material fair value measurements classified in Level 3 at June 30, 2013:

				Probability Range (Weighted Average)
	Fair Value	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average
Contingent consideration	$69	Discounted cash flow	Probability of occurrence	85	100	98
Summary of marketable securities at June 30, 2013 and December 31, 2012:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized (Losses)		Estimated Fair Value
	June	December	June	December	June	December	June	December
	2013	2012	2013	2012	2013	2012	2013	2012
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$1,683	$1,277	$2	$4	$(4)	$(1)	$1,681	$1,280
Foreign government debt securities	793	846	—	2	(2)	—	791	848
United States agency debt securities	622	288	—	—	(1)	—	621	288
United States treasury debt securities	404	343	—	—	—	—	404	343
Certificates of deposit	152	114	—	—	—	—	152	114
Other	32	17	—	—	—	—	32	17
Total available-for-sale marketable securities	$3,686	$2,885	$2	$6	$(7)	$(1)	$3,681	2,890
Trading marketable securities							62	57
Total marketable securities							$3,743	$2,947
Reported as:
Current assets-marketable securities							$3,681	$2,890
Noncurrent assets-other							62	57
							$3,743	$2,947

6	Dollar amounts in millions except per share amounts or as otherwise specified

The unrealized losses on available-for-sale marketable securities at June 30, 2013 were primarily caused by increases in yields as a result of the rise in government benchmark rates. Less than 1% of our investments in available-for-sale securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poors) and A (Fitch). Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2013.
The cost and estimated fair value of available-for-sale marketable securities at June 30, 2013 by contractual maturity are:

	Cost	Estimated Fair Value
Due in one year or less	$769	$767
Due after one year through three years	306	306
Due after three years	2,611	2,608
	$3,686	$3,681
The gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2013 are:

	Corporate and Asset-Backed Debt Securities		Foreign Government Debt Securities		United States Agency Debt Securities		Other		Total
	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total
Number of investments	491	491	127	127	129	129	13	13	760	760
Fair value	$1,073	$1,073	$620	$620	$656	$656	$30	$30	$2,379	$2,379
Unrealized losses	$(4)	$(4)	$(1)	$(1)	$(2)	$(2)	$—	$—	$(7)	$(7)
Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of AOCI into earnings based on the specific identification method.
Interest and marketable securities income was $5 and $13 for the three months ended June 30, 2013 and 2012, respectively, and $11 and $25 for the six months ended June 30, 2013 and 2012, respectively, and is included in other income (expense).
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
Foreign currency transaction losses recognized in other income (expense) totaled ($3) and ($2) for the three months ended June 30, 2013 and 2012, respectively, and ($4) and ($2) for the six months ended June 30, 2013 and 2012, respectively, and outstanding derivative contracts at June 30, 2013 were:

	Notional Amount	Assets	Liabilities	Maximum Term (Days)

Forward currency exchange contracts	$1,660	$1	$2	92
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
We have recorded charges totaling $94 related to the above DOJ and SEC regulatory matters, including $59 in the six months ended June 30, 2013.  The final outcome of these matters is difficult to predict, and the ultimate cost to resolve these matters may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In June 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. As previously announced, we intend to reimburse implanted patients for reasonable and customary costs of testing and treatment services, including any necessary revision surgeries. We continue to work with the medical community to evaluate the data and further understand this matter and the associated costs. The ultimate total cost with respect to this matter will depend on many factors that are difficult to predict with the limited information received to date and may vary materially based on the number of and actual costs of patients seeking testing and treatment services, the number of and actual costs of patients requiring revision surgeries, the number of and actual costs to settle lawsuits filed against us, and the amount of third-party insurance recoveries.  Based on the information that has been received, we estimate the probable loss to resolve this matter to be in the range of approximately $400 to $660, before third-party insurance recoveries.  In the six months ended June 30, 2013 we recorded charges to earnings of $210 representing the excess of the $400 minimum of the range over the previously recorded reserves. No contingent gain for third-party recoveries was recorded as of June 30, 2013. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
For each of the following legal matters the final outcome is dependent on many variables and cannot be predicted. Accordingly, it is not possible at this time for us to estimate any material loss or range of losses. However, the ultimate cost to resolve these matters could have a material adverse effect on our financial position, results of operations and cash flows.
In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The Wisconsin lawsuit was subsequently transferred to the United States District Court in Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment we manufactured and sold and seek damages and permanent injunctions. The first lawsuit involved ten patents related to the use of a motorized wheel for hospital beds and stretchers. We have entered into an agreement settling that lawsuit. This agreement included a payment to Hill-Rom of $3.75, a covenant not to sue and a cross-license. The second lawsuit involves nine patents related to electrical network communications for hospital beds. The case has been stayed with respect to six of the patents, which are currently under reexamination by the United States Patent Office. With respect to the suit and the three remaining patents, we continue to vigorously defend ourselves. The ultimate resolution of the second suit may have no relation to the resolution of the first suit and cannot be predicted; however, the ultimate cost could have a material adverse effect on our financial position, results of operations and cash flows.
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
NOTE 6 - ACQUISITIONS
On March 1, 2013, we acquired Trauson Holdings Company Limited (Trauson) in an all cash transaction totaling $751. The acquisition of Trauson will enhance our product offerings, primarily within our Reconstructive segment, broaden our presence in China and enable us to expand into the fast growing value segment of the emerging markets.
The effect of the acquisition has been included in our Consolidated Financial Statements prospectively from the date of acquisition. Pro forma consolidated results of operations for the periods ended June 30, 2013 and December 31, 2012 would not differ significantly as a result of the acquisition. The purchase price allocation is based upon a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period as the valuation is finalized. In the three-month period ended June 30, 2013, revisions to our estimates included an increase to customer relationship intangible assets of $47, an increase to liabilities of $14, and a reduction to goodwill of $29.

8	Dollar amounts in millions except per share amounts or as otherwise specified

The preliminary allocation of the purchase price to the acquired net assets of Trauson is as follows:

Trauson
Total purchase consideration	$751

Tangible assets acquired:
Inventory	43
Other assets	169
Liabilities	(87)
Identifiable intangible assets:
Customer relationship	119
Trade name	18
Developed technology	32
In-process research & development	5
Goodwill	452
$751
NOTE 7 - LONG-TERM DEBT AND CREDIT FACILITIES

Our debt is summarized as follows:	June 30	December 31
	2013	2012
3.00% senior unsecured notes, due January 15, 2015	$500	$500
4.375% senior unsecured notes, due January 15, 2020	498	497
2.00% senior unsecured notes, due September 30, 2016	749	749
1.30% senior unsecured notes, due April 1, 2018	598	—
4.10% senior unsecured notes, due April 1, 2043	394	—
Other	32	16
Total debt	2,771	1,762
Less current maturities	(29)	(16)
Long-term debt	$2,742	$1,746
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
Certain of our credit facilities require us to comply with certain financial and other covenants. We were in compliance with all covenants at June 30, 2013. We have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At June 30, 2013, we had $1,047 of borrowing capacity available under all of our existing credit facilities. The weighted average interest rate, excluding required fees, for all borrowings was 2.9% at June 30, 2013.
At June 30, 2013, the total unamortized debt issuance costs incurred in connection with our outstanding notes were $18. The fair value of long-term debt (including current maturities) at June 30, 2013 and December 31, 2012 was $2,795 and $1,866, respectively, based on the quoted interest rates for similar types and amounts of borrowing agreements.
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
During the first six months of 2013 we repurchased 1.4 million shares at a cost of $95 under the 2010 Repurchase Program and 2.4 million shares at a cost of $155 under the 2011 Repurchase Program. The repurchase activity was attributable to our Accelerated Share Repurchase (ASR) program, which was completed in April of 2013.
As of June 30, 2013, the 2010 Repurchase Program was complete and the maximum dollar value of shares that may yet be purchased under the 2011 Repurchase Program was $345. We had not made any repurchases pursuant to the 2012 Repurchase Program at June 30, 2013. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans. At June 30, 2013, the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $750.

9	Dollar amounts in millions except per share amounts or as otherwise specified

NOTE 9 - RESTRUCTURING CHARGES
In the six months ended June 30, 2013, we recorded $14 in severance and related costs in connection with the continuation of a focused reduction of our global workforce and other restructuring activities expected to reduce our global workforce by approximately 5%. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources in advance of the new Medical Device Excise Tax, as well as to allow for continued investment in strategic areas and drive growth. In addition, in the six months ended June 30, 2013 we recorded $10 in contractual and other obligations, as certain of our restructuring actions resulted in the exit of certain lease and other commitments. The restructuring charges that we recorded in 2012 and 2011 are described in Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. We expect our current restructuring actions and related cash payments will be completed by the end of 2013.
Rollforward of restructuring liability balance and six months of restructuring activity for 2013 is as follows:

	Total	Agent Conversions	Severance and Related Costs	Contractual Obligations and Other
January 1 Balance	$40	$5	$20	$15
Charges to earnings	24	—	14	10
Cash paid	(33)	(3)	(16)	(14)
Other adjustments	(3)	—	(2)	(1)
June 30 Balance	$28	$2	$16	$10
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
Net sales and net earnings by business segment for the three- and six-month periods ended June 30, 2013 and 2012 are as follows:

	Reconstructive				MedSurg				Neurotechnology and Spine				Total
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$979	$927	$1,948	$1,885	$819	$786	$1,643	$1,607	$414	$393	$811	$775	$2,212	$2,106	$4,402	$4,267
Segment net earnings	231	223	460	456	150	149	304	309	62	71	129	139	$443	$443	$893	$904
Less: other (net of income taxes)
Other													(63)	(68)	(119)	(150)
Acquisition and integration related charges													(15)	(5)	(32)	(22)
Restructuring and related charges													(10)	(12)	(21)	(24)
Rejuvenate / ABG II hip recall													(120)	—	(152)	—
Regulatory matter charges													(22)	(33)	(52)	(33)
Net earnings													$213	$325	$517	$675
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
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth in constant currency; adjusted gross profit; cost of sales excluding specified items; adjusted selling, general and administrative expenses; adjusted operating income; adjusted effective income tax rate; adjusted net earnings; and adjusted diluted net earnings per share (EPS). We believe that these non-GAAP measures provide meaningful information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current year results at prior year average foreign currency exchange rates. To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, gross profit, cost of sales, selling, general and administrative expenses, operating income, effective income tax rate, net earnings and diluted net earnings per share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Results of Operations below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
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
Revenues in the United States accounted for 65.9% and 64.9% of total revenues in the first six months of 2013 and 2012, respectively, and international revenues accounted for 34.1% and 35.1% of total revenues in the first six months of 2013 and 2012, respectively.
RESULTS OF OPERATIONS
Consolidated results of operations for the three- and six-month periods ended June 30, 2013 and 2012 were:

	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change
Net Sales	$2,212	$2,106	5.0	$4,402	$4,267	3.2
Gross profit	1,482	1,434	3.3	2,959	2,886	2.5
Research, development and engineering expenses	132	116	13.8	261	228	14.5
Selling, general and administrative expenses	1,015	823	23.3	1,931	1,642	17.6
Intangible asset amortization	36	31	16.1	68	62	9.7
Restructuring charges	9	19	(52.6)	23	33	(30.3)
Other income (expense)	(21)	(10)	110.0	(32)	(18)	77.8
Income taxes	56	110	(49.1)	127	228	(44.3)
Net earnings	$213	$325	(34.5)	$517	$675	(23.4)
Diluted net earnings per share	$0.56	$0.85	(34.1)	$1.35	$1.76	(23.3)

11	Dollar amounts in millions except per share amounts or as otherwise specified

Geographic and segment net sales for the three- and six-month periods ended June 30, 2013 and 2012 were:

			Percentage Change				Percentage Change
			2013/2012				2013/2012
	Three Months			Constant Currency	Six Months			Constant Currency
	2013	2012	Reported		2013	2012	Reported
Geographic sales:
United States	$1,458	$1,384	5.4	5.4	$2,899	$2,768	4.7	4.7
International	754	722	4.2	8.6	1,503	1,499	0.3	4.2
Total net sales	$2,212	$2,106	5.0	6.5	$4,402	$4,267	3.2	4.5
Segment sales:
Reconstructive	$979	$927	5.6	7.6	$1,948	$1,885	3.3	5.2
MedSurg	819	786	4.2	4.8	1,643	1,607	2.2	2.8
Neurotechnology and Spine	414	393	5.4	7.5	811	775	4.7	6.6
Total net sales	$2,212	$2,106	5.0	6.5	$4,402	$4,267	3.2	4.5
Net sales increased 5.0% for the three-month period ended June 30, 2013 from 2012. Net sales grew 7.8% as a result of increased unit volume and changes in product mix and 0.6% due to acquisitions. Net sales were unfavorably impacted by 1.9% due to changes in price and 1.5% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales increased by 6.5%. The increase was primarily due to higher shipments of trauma and extremities products, medical products, knees and hips.
Net sales increased 3.2% for the six-month period ended June 30, 2013 from 2012. Net sales grew 5.8% as a result of increased unit volume and changes in product mix and 0.4% due to acquisitions. Net sales were unfavorably impacted by 1.6% due to changes in price and 1.4% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales increased by 4.5%. The increase was primarily due to higher shipments of trauma and extremities products, neurotechnology, and medical products; these gains were partially offset by slowness in the European markets, pricing impacts for spine products as well as pricing in the Japanese markets.
Supplemental sales growth information for the three- and six-month periods ended June 30, 2013 and 2012:

	Three Months							Six Months
			% Change							% Change
					U.S.	International						U.S.	International
	2013	2012	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2013	2012	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Reconstructive
Hips	$319	$308	3.5	6.0	6.0	0.6	5.9	$627	$620	1.1	3.4	4.8	(3.0)	1.7
Knees	340	329	3.4	4.7	1.8	6.7	10.4	685	681	0.6	1.7	0.7	0.5	3.7
Trauma and Extremities	266	233	14.4	17.0	18.9	9.8	15.0	532	476	11.8	14.2	22.5	1.9	6.5
TOTAL RECONSTRUCTIVE	979	927	5.6	7.6	6.3	4.6	9.4	1,948	1,885	3.3	5.2	6.4	(0.7)	3.5
MedSurg
Instruments	315	314	0.4	1.4	1.1	(1.4)	2.2	627	628	(0.1)	0.8	(0.1)	(0.2)	3.2
Endoscopy	274	264	4.0	4.6	4.8	2.1	3.9	552	543	1.8	2.5	1.8	1.8	4.1
Medical	172	158	9.2	9.3	6.3	22.1	22.5	354	337	5.0	5.1	5.3	3.9	4.7
TOTAL MEDSURG	819	786	4.2	4.8	4.4	3.4	5.8	1,643	1,607	2.2	2.8	2.5	1.3	3.8
Neurotechnology and Spine
Neurotechnology	227	212	6.9	9.6	9.6	3.1	9.5	448	413	8.5	11.0	11.9	3.8	9.8
Spine	187	181	3.8	5.0	2.7	6.6	11.0	363	362	0.4	1.6	1.4	(2.0)	2.1
TOTAL NEUROTECHNOLOGY AND SPINE	414	393	5.4	7.5	6.0	4.4	10.1	811	775	4.7	6.6	6.4	1.6	6.9
Reconstructive net sales in the three-month period increased 5.6%, due to a 9.9% increase in unit volume and changes in product mix and 1.1% due to acquisitions. Net sales were unfavorably impacted by 3.4% due to changes in price and 2.0% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales increased 7.6%, primarily due to increases in trauma and extremities products worldwide. For the six-month period, net sales increased 3.3%, due to a 7.5% increase in unit volume and changes in product mix and 0.6% due to acquisitions. Net sales were unfavorably impacted by 3.0% due to changes in price and 1.8% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales in the six-month period increased 5.2%, primarily due to sales growth in trauma and extremities products as well as hips and knees.
MedSurg net sales in the three-month period increased 4.2% due to a 4.8% increase in unit volume and changes in product mix. Net sales were unfavorably impacted by 0.6% due to the impact of foreign currency exchange rates on net sales and 0.1% due to changes in price. In constant currency, net sales in the three-month period increased 4.2%, led by higher medical product shipments. Net sales in the six-month period increased 2.2% due to a 2.6% increase in unit volume and changes in product mix and favorable pricing

12	Dollar amounts in millions except per share amounts or as otherwise specified impacts of 0.2%. Net sales were unfavorably impacted by 0.6% due to the impact of foreign currency exchange rates on net sales. In constant currency, net sales in the six-month period increased 2.8%, led by higher medical product shipments.
Neurotechnology and Spine net sales in the three-month period increased 5.4%, primarily due to an 8.8% increase in unit volume and changes in product mix and 0.8% due to acquisitions. Net sales were unfavorably impacted by 2.1% due to changes in price and 2.0% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales in the three-month period increased 7.5%, with higher shipments of neurotechnology products offset by slowness in the spine markets. Net sales in the six-month period increased 4.7%, primarily due to a 8.2% increase in unit volume and changes in product mix and 0.5% due to acquisitions. Net sales were unfavorably impacted by 2.1% due to changes in price and 1.9% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales in the six-month period increased 6.6%, with higher shipments of neurotechnology products offset by slowness in the spine markets.
Cost of Sales
Cost of sales increased 8.6% and 4.5% for the three- and six-month periods to 33.0% and 32.8% of sales, respectively, compared to 31.9% and 32.4% of sales for the three- and six-month periods, respectively, in 2012. Cost of sales increased 2.5% and 2.9% in the three- and six-month periods due to the impact of the Medical Device Excise Tax (MDET). Cost of sales also includes $8 and $3 for the three-month periods and $8 and $15 for the six-month periods of 2013 and 2012, respectively, related to inventory that was stepped up to fair value following acquisitions. Restructuring and restructuring-related costs of $7 and $0 were recorded in the three-month periods and $7 and $2 in the six-month periods of 2013 and 2012, respectively. Excluding the impact of the costs described above, cost of sales in the three-month period was 32.3% of sales compared to 31.8% in 2012 and in the six-month period was 32.4% of sales in 2013 as compared to 32.0% in 2012.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased 13.8% to $132, representing 6.0% of sales in the three-month period, compared to 5.5% in 2012 and increased 14.5% to $261, representing 6.0% of sales in the six-month period, compared to 5.3% in 2012. The timing of projects for anticipated future products and continued investment in new technologies causes the spending level to vary by period as a percentage of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 23.3% to $1,015, representing 45.9% of sales in the three-month period, compared to 39.1% in 2012. The three-month periods included $10 and $8 in 2013 and 2012, respectively, in acquisition and integration related charges; $12 and $19, respectively, in restructuring and restructuring-related charges; $170 in 2013 related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems; and $19 and $33 in 2013 and 2012, respectively, related to two previously disclosed United States regulatory matters. Excluding the impact of these charges, selling, general and administrative expenses were 36.7% of sales in 2013 compared to 37.1% in 2012.
Selling, general and administrative expenses increased by 17.6% to $1,931, representing 43.9% of sales in the six-month period, compared to 38.5% in 2012. The six-month periods included $32 and $17 in 2013 and 2012, respectively, in acquisition and integration related charges; $26 and $33, respectively, in restructuring and restructuring-related charges; $210 in 2013 related to the Rejuvenate and ABG II matter; and $59 and $33 in 2013 and 2012, respectively, related to two previously disclosed United States regulatory matters. Excluding the impact of these charges, selling, general and administrative expenses were 37.0% of sales in 2013 compared to 37.3% in 2012.
Restructuring Charges
Restructuring charges totaling $10 and $19 in the three-month periods and $24 and $33 in the six-month periods, in 2013 and 2012, respectively, were related to the continuation of focused reductions of our global workforce and other restructuring activities that are expected to reduce our global workforce by approximately 5% and be substantially complete by the end of 2013 at a total cost of approximately $225. The actions were initiated in 2011 to provide efficiencies and realign resources in advance of the MDET, which began on January 1, 2013, as well as to allow for continued investment in strategic areas and drive growth.
Other Income (Expense)
Other expense in the three- and six-month periods increased $11 and $14, respectively, from 2012, primarily as a result of lower interest income on marketable securities.
Income Taxes
Our effective income tax rate on earnings in the three-month period was 20.8% compared to 25.3% in 2012; for the six-month period, our effective income tax rate was 19.7% compared to 25.2% in 2012. In January 2013 we recorded tax benefits of $13 pursuant to the American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013. These tax benefits related to the retroactive

13	Dollar amounts in millions except per share amounts or as otherwise specified extension of numerous tax provisions, including an extension of the research tax credit and other provisions for companies with significant international operations.
Net Earnings
Net earnings in the three-month period decreased to $213 or $0.56 per diluted share compared to $325 or $0.85 per diluted share in 2012. Reported net earnings includes restructuring and restructuring-related charges of $10 and $12 in 2013 and 2012, respectively, and acquisition and integration related charges of $15 and $5 in 2013 and 2012, respectively. In addition, 2013 also includes $120 related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems as well as $22 and $33 in 2013 and 2012, respectively, related to two previously disclosed United States regulatory matters. Excluding the impact of these items, adjusted net earnings in the three-month period increased 1.3% to $380 or $1.00 per diluted share. The impact of foreign currency exchange rates on net earnings reduced diluted net earnings per share by approximately $0.04.
Net earnings in the six-month period decreased to $517 or $1.35 per diluted share compared to $675 or $1.76 per diluted share in 2012. Reported net earnings includes restructuring and restructuring-related charges of $21 and $24 in 2013 and 2012, respectively, and acquisition and integration related charges of $32 and $22 in 2013 and 2012, respectively. In addition, 2013 also includes $152 related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems as well as $52 and $33 in 2013 and 2012, respectively, related to two previously disclosed United States regulatory matters. Excluding the impact of these items, adjusted net earnings in the six-month period increased 2.7% to $774 or $2.03 per diluted share. The impact of foreign currency exchange rates on net earnings reduced diluted net earnings per share by approximately $0.06.
The following reconciles the non-GAAP financial measures of adjusted gross profit; adjusted selling, general and administrative expense; adjusted operating income; adjusted net earnings; adjusted effective tax rate; and adjusted diluted net earnings per share with the most directly comparable GAAP financial measures:

Three Months Ended June 30	Gross Profit		Selling, General and Administrative Expenses		Operating Income		Net Earnings		Effective Tax Rate		Diluted EPS
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
AS REPORTED	$1,482	$1,434	$1,015	$823	$290	$445	$213	$325	20.8%	25.3%	$0.56	$0.85
Acquisition and integration related charges
Inventory stepped up to fair value	8	3	—	—	8	3	6	1	—	0.4	0.02	—
Other acquisition and integration related	—	—	(10)	(8)	10	8	9	4	(0.2)	0.3	0.02	0.01
Restructuring and related charges	7	—	(3)	—	19	19	10	12	1.5	0.6	0.03	0.03
Rejuvenate/ABG II hip recall charges	—	—	(170)	—	170	—	120	—	3.8	—	0.31	—
Regulatory matters	—	—	(19)	(33)	19	33	22	33	(2.6)	(1.9)	0.06	0.09
ADJUSTED	$1,497	$1,437	$813	$782	$516	$508	$380	$375	23.3%	24.7%	$1.00	$0.98

Six Months Ended June 30	Gross Profit		Selling, General and Administrative Expenses		Operating Income		Net Earnings		Effective Tax Rate		Diluted EPS
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
AS REPORTED	$2,959	$2,886	$1,931	$1,642	$676	$921	$517	$675	19.7%	25.2%	$1.35	$1.76
Acquisition and integration related charges
Inventory stepped up to fair value	8	15	—	—	8	15	6	11	—	0.1	0.02	0.03
Other acquisition and integration related	—	—	(32)	(17)	32	17	26	11	(0.1)	0.2	0.07	0.03
Restructuring and related charges	7	2	(3)	—	33	35	21	24	0.6	0.3	0.06	0.06
Rejuvenate/ABG II hip recall charges	—	—	(210)	—	210	—	152	—	2.0	—	0.40	—
Regulatory matters	—	—	(59)	(33)	59	33	52	33	(0.7)	(0.9)	0.13	0.09
ADJUSTED	$2,974	$2,903	$1,627	$1,592	$1,018	$1,021	$774	$754	21.5%	24.9%	$2.03	$1.97
The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as those used in the calculation of the reported per share amounts.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash from operations totaled $356 and $592 in the three- and six-month periods ended June 30, 2013, compared to $457 and $492, respectively, in 2012. Operating cash flow resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes and charges for product recall and regulatory matters). The reduction of cash from operations in the three-month period was due primarily to the net of accounts receivable, inventory and accounts payable, which consumed $64 of cash in 2013 compared to generating $63 of cash in 2012, contributing a $127 reduction of cash from operations from 2012. In the six-month period the net of accounts receivable, inventory and accounts payable consumed $104 in 2013 compared to a consumption of $49 in 2012, contributing a $55 reduction of cash from operations from 2012.
The impact of the timing of sales in each period resulted in the use of $18 of cash in 2013 for accounts receivable compared to the generation of $73 in 2012, while accounts receivable days outstanding held constant compared to 2012. Accounts receivable days

14	Dollar amounts in millions except per share amounts or as otherwise specified outstanding increased by 3 days at June 2013 from December 2012. Inventory days on hand increased 13 days at June 2013 from December 2012, but improved by 8 days from June 2012.
Investing Activities
Net investing activities consumed $1,558 of cash and provided $261 of cash in the six-month periods in 2013 and 2012, respectively.
Acquisitions. Acquisitions used $662 and $10 of cash in the six-month periods in 2013 and 2012, respectively. Cash used in 2013 was primarily for the acquisition of Trauson Holdings Company Limited.
Capital Spending. We manage capital spending to support our business growth. Capital expenditures, primarily to support integration of acquisitions, capacity expansion, new product introductions, innovation and cost savings, were $96 and $103 in the six-month periods in 2013 and 2012, respectively.
Marketable Securities. Cash of $800 was used for the purchase of marketable securities in the six-month period in 2013 compared to $374 of cash generated from the sale of marketable securities in 2012.
Financing Activities
Dividend Payments. Dividends paid per common share increased 24.7% to $0.53 per share in the six-month period in 2013 compared to $0.425 in 2012. Total dividend payments to common shareholders were $201 and $162 in 2013 and 2012, respectively.
Long-Term and Short-Term Debt. Net proceeds from borrowings for the six-month periods were $1,011 and $1 in 2013 and 2012, respectively. We maintain debt levels we consider appropriate after evaluation of a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans and overall cost of capital. In March 2013 we completed a public offering of $600 in 1.30% Notes due April 1, 2018, net of an offering discount of $3 (2018 Notes), and $400 in 4.10% Notes due April 1, 2043, net of an offering discount of $6 (2043 Notes and, together with the 2018 Notes, the Notes).
Share Repurchases. Total use of cash for share repurchases was $250 and $89 for the six-month periods in 2013 and 2012, respectively. The 2013 repurchases were pursuant to our Accelerated Share Repurchase program, which was completed in April of 2013.
Liquidity
Cash, cash equivalents and marketable securities were $4,652 at June 30, 2013 and $4,285 at December 31, 2012 and current assets exceeded current liabilities by $6,718 at June 30, 2013 and $6,272 at December 31, 2012. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due.
As discussed above, in March 2013 we completed a public offering on our 2018 Notes and 2043 Notes. Interest on the Notes is payable on April 1 and October 1 of each year, commencing on October 1, 2013. Unless previously redeemed, the 2018 Notes will mature on April 1, 2018 and the 2043 Notes will mature on April 1, 2043. We intend to use the net proceeds from the Notes for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities. Should additional funds be required we had approximately $1,047 of borrowing capacity available under all of our existing credit facilities at June 30, 2013.
At June 30, 2013 approximately 50% of our consolidated cash and cash equivalents and marketable securities were held in locations outside the United States. These funds are considered indefinitely reinvested to be used to expand operations, either organically or through acquisitions, outside the United States.
Several European countries, including Spain, Portugal, Italy and Greece (the Southern European Region), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations.  We continuously monitor our investment portfolio positions for exposures to the European debt crisis.  We currently do not have any investments in the sovereign debt instruments of the Southern European Region.  Any non-sovereign exposure in these countries in our investment portfolios is considered immaterial.  We continually evaluate our receivables, particularly in the Southern European Region. The total net receivables from the Southern European Region at June 30, 2013 and December 31, 2012 was approximately $198 in each period, including approximately $101 and $103, respectively, of sovereign receivables. We believe that our current reserves related to receivables are adequate and any additional credit risk associated with the European debt crisis is not expected to have a material adverse impact on our financial position or liquidity.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our financial condition or liquidity.

15	Dollar amounts in millions except per share amounts or as otherwise specified

OTHER MATTERS
Hedging
We have certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currencies. The strengthening of the United States dollar relative to foreign currencies has decreased the value of these investments in net assets and the related foreign currency translation adjustment loss in shareholders’ equity by $94 since December 2012.
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
We have recorded charges totaling $94 related to the above DOJ and SEC regulatory matters, including $59 in the six months ended June 30, 2013.  The final outcome of these matters is difficult to predict, and the ultimate cost to resolve these matters may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In June 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. As previously announced, we intend to reimburse implanted patients for reasonable and customary costs of testing and treatment services, including any necessary revision surgeries. We continue to work with the medical community to evaluate the data and further understand this matter and the associated costs. The ultimate total cost with respect to this matter will depend on many factors that are difficult to predict with the limited information received to date and may vary materially based on the number of and actual costs of patients seeking testing and treatment services, the number of and actual costs of patients requiring revision surgeries, the number of and actual costs to settle lawsuits filed against us, and the amount of third-party insurance recoveries.  Based on the information that has been received, we estimate the probable loss to resolve this matter to be in the range of approximately $400 to $660, before third-party insurance recoveries.  In the six months ended June 30, 2013 we have recorded charges to earnings of $210 representing the excess of the $400 minimum of the range over the previously recorded reserves. No contingent gain for third-party recoveries was recorded as of June 30, 2013. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
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

United States patent laws with respect to certain patient handling equipment we manufactured and sold and seek damages and permanent injunctions. The first lawsuit involved ten patents related to the use of a motorized wheel for hospital beds and stretchers. We have entered into an agreement settling that lawsuit. This agreement included a payment to Hill-Rom of $3.75, a covenant not to sue and a cross-license. The second lawsuit involves nine patents related to electrical network communications for hospital beds. The case has been stayed with respect to six of the patents, which are currently under reexamination by the United States Patent Office. With respect to the suit and the three remaining patents, we continue to vigorously defend ourselves. The ultimate resolution of the second suit may have no relation to the resolution of the first suit and cannot be predicted; however, the ultimate cost could have a material adverse effect on our financial position, results of operations and cash flows.
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
Evaluation of Disclosure Controls and Procedures – An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2013 was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer (the Certifying Officers). Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls Over Financial Reporting – There was no change to our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

18	Dollar amounts in millions except per share amounts or as otherwise specified

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) We issued 34,830 shares of our common stock in the first six months of 2013 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
During the first quarter of 2013, we repurchased 1.4 million shares at a cost of $95 under the 2010 Repurchase Program and 2.2 million shares at a cost of $155 under the 2011 Repurchase Program. The repurchase activity was attributable to the initial delivery of shares under our Accelerated Share Repurchase (ASR) program. The ASR program was complete in April of 2013 and resulted in the receipt of 0.2 million additional shares.
As of June 30, 2013, the 2010 Repurchase Program was complete, the maximum dollar value of shares that may yet be purchased under the 2011 Repurchase Program was $345 and we had not made any repurchases pursuant to the 2012 Repurchase Program. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans. At June 30, 2013, the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $750.
A summary of the activity pursuant to the 2010 and 2011 Repurchase Programs for the three months ended June 30, 2013 is as follows:

Period	Total Number of Shares Purchased (millions)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (millions)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans

April 1, 2013—April 30, 2013	0.2	see (1) below	0.2	$345
May 1, 2013—May 31, 2013	—	—	—	$345
June 1, 2013—June 30, 2013	—		—	$345
Total	0.2		0.2
(1) Includes final share delivery under the ASR program executed in the first quarter of 2013. In total, the average purchase price under the ASR agreement upon completion of the ASR program in April of 2013 was $65.12.

ITEM 6.	EXHIBITS

(a)
	31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
* Furnished with this Form 10-Q

19	Dollar amounts in millions except per share amounts or as otherwise specified

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

July 23, 2013	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, President and Chief Executive Officer

July 23, 2013	/s/ WILLIAM R. JELLISON
Date	William R. Jellison, Vice President, Chief Financial Officer

20

EXHIBIT INDEX

Exhibit 31	Rule 13a-14(a) Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32	18 U.S.C. Section 1350 Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 101	XBRL (Extensible Business Reporting Language) Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q

21