Form 10-Q
period 2013-09-30
STRYKER CORP
filed 2013-10-23
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 378,418,945 shares of Common Stock, $0.10 par value, as of September 30, 2013.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net sales	$2,151	$2,052	$6,553	$6,319
Cost of sales	682	655	2,125	2,036
Gross profit	1,469	1,397	4,428	4,283
Research, development and engineering expenses	136	114	397	342
Selling, general and administrative expenses	1,136	791	3,067	2,433
Intangible asset amortization	34	30	102	92
Restructuring charges	13	12	36	45
Total operating expenses	1,319	947	3,602	2,912
Operating income	150	450	826	1,371
Other income (expense), net	(13)	(6)	(45)	(24)
Earnings before income taxes	137	444	781	1,347
Income taxes	34	91	161	319
Net earnings	$103	$353	$620	$1,028

Net earnings per share of common stock:
Basic net earnings per share of common stock	$0.27	$0.93	$1.64	$2.70
Diluted net earnings per share of common stock	$0.27	$0.92	$1.62	$2.68

Weighted-average shares outstanding—in millions:
Basic	378.3	380.2	378.7	380.7
Net effect of dilutive employee stock options	3.4	2.3	3.1	2.5
Diluted	381.7	382.5	381.8	383.2
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	—	6.4	1.9	8.6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net earnings	$103	$353	$620	$1,028
Unrealized gains (losses) on securities, net of income tax (expense) benefit [($1) and $1 in 2013, ($3) and ($4) in 2012]	3	4	(3)	8
Unfunded pension losses, net of income tax (expense) benefit [($1) and $0 in 2013, $0 and $0 in 2012]	(3)	—	(1)	—
Foreign currency translation adjustments	115	134	21	(74)
Total other comprehensive income (loss)	115	138	17	(66)
Comprehensive income	$218	$491	$637	$962

See accompanying notes to Consolidated Financial Statements.

1	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30	December 31
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$1,110	$1,395
Marketable securities	4,028	2,890
Accounts receivable, less allowance of $70 ($58 in 2012)	1,370	1,430
Inventories
Materials and supplies	210	202
Work in process	92	71
Finished goods	1,102	992
Total inventories	1,404	1,265
Deferred income taxes	757	811
Prepaid expenses and other current assets	518	357
Total current assets	9,187	8,148
Property, plant and equipment
Land, buildings and improvements	669	625
Machinery and equipment	1,740	1,607
Total property, plant and equipment	2,409	2,232
Less allowance for depreciation	1,373	1,284
Net property, plant and equipment	1,036	948
Other assets
Goodwill	2,603	2,142
Other intangibles, net	1,539	1,424
Other	518	544
Total assets	$14,883	$13,206

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$278	$288
Accrued compensation	434	467
Income taxes	25	70
Dividend payable	100	101
Accrued expenses and other liabilities	1,456	934
Current maturities of debt	31	16
Total current liabilities	2,324	1,876
Long-term debt, excluding current maturities	2,743	1,746
Other liabilities	1,079	987
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 378 million shares (380 million in 2012)	38	38
Additional paid-in capital	1,142	1,098
Retained earnings	7,411	7,332
Accumulated other comprehensive income	146	129
Total shareholders' equity	8,737	8,597
Total liabilities & shareholders' equity	$14,883	$13,206

See accompanying notes to Consolidated Financial Statements.

2	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2012	$38	$1,098	$7,332	$129	$8,597
Net earnings			620		620
Other comprehensive income				17	17
Issuance of 5.9 million shares of common stock under stock option and benefit plans, including $5 excess income tax benefit		(2)			(2)
Repurchase and retirement of 3.9 million shares of common stock		(11)	(241)		(252)
Share-based compensation		57			57
Cash dividends declared of $0.795 per share of common stock			(300)		(300)
Balances at September 30, 2013	$38	$1,142	$7,411	$146	$8,737

See accompanying notes to Consolidated Financial Statements.

In February 2013 we declared a quarterly dividend of $0.265 per share, payable April 30, 2013 to shareholders of record at the close of business on March 28, 2013. In April 2013 we declared a quarterly dividend of $0.265 per share, payable July 31, 2013 to shareholders of record at the close of business on June 28, 2013. In July 2013 we declared a quarterly dividend of $0.265 per share, payable October 31, 2013 to shareholders of record at the close of business on September 30, 2013.

3	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Operating activities
Net earnings	$103	$353	$620	$1,028
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	42	38	123	115
Intangible asset amortization	34	30	102	92
Share-based compensation	19	18	57	57
Restructuring charges	14	12	38	45
Sale of inventory stepped up to fair value at acquisition	8	—	16	15
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	57	27	46	52
Inventories	(43)	(10)	(106)	(40)
Accounts payable	(1)	(21)	(31)	(65)
Accrued expenses and other liabilities	381	95	538	(88)
Income taxes	34	19	(116)	(108)
Other	(26)	8	(73)	(42)
Net cash provided by operating activities	622	569	1,214	1,061

Investing activities
Acquisitions, net of cash acquired	(24)	(37)	(686)	(47)
Purchases of marketable securities	(1,160)	(744)	(3,777)	(2,314)
Proceeds from sales of marketable securities	859	411	2,676	2,355
Purchases of property, plant and equipment	(43)	(58)	(139)	(161)
Net cash used in investing activities	(368)	(428)	(1,926)	(167)

Financing activities
Proceeds from borrowings	110	37	1,272	131
Payments on borrowings	(107)	(36)	(258)	(129)
Dividends paid	(100)	(81)	(301)	(243)
Repurchase and retirement of common stock	(2)	(19)	(252)	(108)
Other	(6)	(11)	(8)	(37)
Net cash (used in) provided by financing activities	(105)	(110)	453	(386)

Effect of exchange rate changes on cash and cash equivalents	(10)	(1)	(26)	10
Change in cash and cash equivalents	$139	$30	$(285)	$518

See accompanying notes to Consolidated Financial Statements.

4	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013
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
Management believes that the accompanying unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The results of operations for the three- and nine- month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
Certain prior year amounts in our Segment Information in Note 10 have been reclassified to conform to the presentation used in 2013.
NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Changes in and reclassifications out of AOCI, net of tax, for the three- and nine-month periods ended September 30, 2013 were as follows:

	Foreign Currency Translation		Marketable Securities Unrealized Gain (Loss)		Defined Benefit Pension Plans		Total AOCI
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning balance	$132	$226	$(2)	$4	$(99)	$(101)	$31	$129
Other Comprehensive Income (OCI) before reclassifications	115	21	10	11	(5)	(5)	120	27
Amounts reclassified from AOCI	—	—	(7)	(14)	2	4	(5)	(10)
Net current-period OCI	115	21	3	(3)	(3)	(1)	115	17
Balance at September 30, 2013	$247	$247	$1	$1	$(102)	$(102)	$146	$146
The following items were reclassified out of AOCI into earnings for the three- and nine-month periods ended September 30, 2013:

	Three Months		Nine Months
Detail of AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Consolidated Statements of Earnings	Amount Reclassified from AOCI	Affected Line Item in the Consolidated Statements of Earnings
Unrealized gains on available-for-sale marketable securities	$(6)	Other (income) expense	$(15)	Other (income) expense
	(1)	Income tax benefit	1	Income tax expense
	$(7)	Net of tax	$(14)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$2	Cost of sales	$5	Cost of sales
	—	Income tax benefit	(1)	Income tax benefit
	$2	Net of tax	$4	Net of tax
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

significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2012 and September 30, 2013. The fair value of our Level 3 assets and liabilities are calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 assets may also be based on sale prices of similar assets. Our fair value calculations take into consideration our credit risk and that of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument. We did not change our valuation techniques used in measuring the fair value of any financial assets and liabilities during the period.
Valuation of assets and liabilities measured at fair value:

	Total		Level 1		Level 2		Level 3
	September	December	September	December	September	December	September	December
	2013	2012	2013	2012	2013	2012	2013	2012
Assets:
Cash and cash equivalents	$1,110	$1,395	$1,110	$1,395	$—	$—	$—	$—
Available-for-sale marketable securities
Corporate and asset-backed debt securities	1,841	1,280	—	—	1,841	1,280	—	—
Foreign government debt securities	890	848	—	—	890	848	—	—
United States agency debt securities	519	288	—	—	519	288	—	—
United States treasury debt securities	635	343	—	—	635	343	—	—
Certificates of deposit	115	114	—	—	115	114	—	—
Other	28	17	—	—	28	17	—	—
Total available-for-sale marketable securities	4,028	2,890	—	—	4,028	2,890	—	—
Trading marketable securities	67	57	67	57	—	—	—	—
Foreign currency exchange contracts	2	3	—	—	2	3	—	—
	$5,207	$4,345	$1,177	$1,452	$4,030	$2,893	$—	$—
Liabilities:
Deferred compensation arrangements	$67	$57	$67	$57	$—	$—	$—	$—
Contingent consideration	59	103	—	—	—	—	59	103
Foreign currency exchange contracts	1	1	—	—	1	1	—	—
	$127	$161	$67	$57	$1	$1	$59	$103
Rollforward of assets and liabilities measured at fair value using unobservable inputs (Level 3):

	Total		Corporate and Asset-Backed Debt Securities		Contingent Consideration

	September	December	September	December	September	December
	2013	2012	2013	2012	2013	2012
Balance at the beginning of the period	$(103)	$(114)	$—	$1	$(103)	$(115)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Gains or (losses) included in earnings	5	6	—	—	5	6
Sales	—	(1)	—	(1)	—	—
Settlements	39	39	—	—	39	39
Other	—	(33)	—	—	—	(33)
Balance at the end of the period	$(59)	$(103)	$—	$—	$(59)	$(103)
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
Quantitative information about the inputs and valuation methodologies we use for fair value measurements classified in Level 3 at September 30, 2013:

				Probability Range (Weighted Average)
	Fair Value	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average
Contingent consideration	$59	Discounted cash flow	Probability of occurrence	85	100	95

6	Dollar amounts in millions except per share amounts or as otherwise specified

Summary of marketable securities at September 30, 2013 and December 31, 2012

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	September	December	September	December	September	December	September	December
	2013	2012	2013	2012	2013	2012	2013	2012
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$1,840	$1,277	$2	$4	$(1)	$(1)	$1,841	$1,280
Foreign government debt securities	890	846	1	2	(1)	—	890	848
United States agency debt securities	519	288	—	—	—	—	519	288
United States treasury debt securities	635	343	—	—	—	—	635	343
Certificates of deposit	115	114	—	—	—	—	115	114
Other	28	17	—	—	—	—	28	17
Total available-for-sale marketable securities	$4,027	$2,885	$3	$6	$(2)	$(1)	4,028	2,890
Trading marketable securities							67	57
Total marketable securities							$4,095	$2,947
Reported as:
Current assets-marketable securities							$4,028	$2,890
Noncurrent assets-other							67	57
							$4,095	$2,947
The unrealized losses on available-for-sale marketable securities at September 30, 2013 were primarily caused by increases in yields as a result of the rise in government benchmark rates. Less than 1% of our investments in available-for-sale securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poors) and A (Fitch). Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2013.
The cost and estimated fair value of available-for-sale marketable securities at September 30, 2013 by contractual maturity are:

	Cost	Estimated Fair Value
Due in one year or less	$816	$816
Due after one year through three years	2,864	2,865
Due after three years	347	347
	$4,027	$4,028
The gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2013 are:

	Corporate and Asset-Backed Debt Securities		Foreign Government Debt Securities		United States Agency Debt Securities		Other		Total
	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total
Number of investments	333	333	104	104	54	54	14	14	505	505
Fair value	$722	$722	$593	$593	$277	$277	$17	$17	$1,609	$1,609
Unrealized losses	$(1)	$(1)	$(1)	$(1)	$—	$—	$—	$—	$(2)	$(2)
Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of AOCI into earnings based on the specific identification method.
Interest and marketable securities income was $7 and $12 for the three months ended September 30, 2013 and 2012, respectively, and $18 and $37 for the nine months ended September 30, 2013 and 2012, respectively, and is included in other income (expense).
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
Foreign currency transaction losses recognized in other income (expense) totaled $0 and ($2) for the three months ended September 30, 2013 and 2012, respectively, and ($3) and ($4) for nine months ended September 30, 2013 and 2012, respectively, and outstanding derivative contracts at September 30, 2013 were:

	Notional Amount	Assets	Liabilities	Maximum Term (Days)

Forward currency exchange contracts	$1,426	$2	$1	92

7	Dollar amounts in millions except per share amounts or as otherwise specified

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
We have recorded charges totaling $93 related to the above DOJ and SEC regulatory matters, including $58 in the nine months ended September 30, 2013. The final outcome of these matters is difficult to predict, and the ultimate cost to resolve these matters may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In June 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. As previously announced, we intend to reimburse implanted patients for reasonable and customary costs of testing and treatment services, including any necessary revision surgeries. We continue to work with the medical community to evaluate the data and further understand this matter and the associated costs. The ultimate total cost with respect to this matter will depend on many factors that are difficult to predict with the limited information received to date and may vary materially based on the number of and actual costs of patients seeking testing and treatment services, the number of and actual costs of patients requiring revision surgeries, the number of and actual costs to settle lawsuits filed against us, and the amount of third-party insurance recoveries.  Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $700 to $1,130, before third-party insurance recoveries.  In the nine months ended September 30, 2013, we recorded charges to earnings of $510 representing the excess of the $700 minimum of the range over the previously recorded reserves. No contingent gain for third-party insurance recoveries was recorded as of September 30, 2013. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we filed a lawsuit in federal court against Zimmer Holdings, Inc. (Zimmer), alleging that a Zimmer product infringed three of our patents. In rulings issued in August and September 2013, the trial judge upheld the February 2013 jury verdict in our favor, issued a permanent injunction barring Zimmer from making or selling infringing products, and ordered Zimmer to pay us at least $228. Zimmer is appealing this ruling and the ultimate resolution of this matter may differ materially. Accordingly, we have not recorded a contingent gain related to this matter.
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

We have entered into an agreement settling that lawsuit. This agreement included a payment to Hill-Rom of $3.75, a covenant not to sue and a cross-license. The second lawsuit involves nine patents related to electrical network communications for hospital beds. The case has been stayed with respect to six of the patents, which are currently under reexamination by the United States Patent Office. With respect to the suit and the three remaining patents, we continue to vigorously defend ourselves. The ultimate resolution of the second suit may have no relation to the resolution of the first suit and cannot be predicted; however, the ultimate result could have a material adverse effect on our financial position, results of operations and cash flows.
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
NOTE 6 - ACQUISITIONS
On September 25, 2013, we announced a definitive agreement to acquire MAKO Surgical Corp. (MAKO) for $30.00 per share with an aggregate purchase price of approximately $1,650. The acquisition of MAKO, combined with our strong history in joint reconstruction, capital equipment (operating room integration and surgical navigation) and surgical instruments, will help further advance the growth of robotic assisted surgery. Our combined expertise offers the potential to simplify joint reconstruction procedures, reduce variability and enhance the surgeon and patient experience. The transaction is subject to customary closing conditions.
On March 1, 2013, we acquired Trauson Holdings Company Limited (Trauson) in an all cash transaction totaling $751. The acquisition of Trauson will enhance our product offerings, primarily within our Reconstructive segment, broaden our presence in China and enable us to expand into the fast growing value segment of the emerging markets. The effect of the acquisition has been included in our Consolidated Financial Statements prospectively from the date of acquisition. Pro forma consolidated results of operations for the periods ended September 30, 2013 and December 31, 2012 would not differ significantly as a result of the acquisition. The purchase price allocation is based upon a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period as the valuation is finalized. Management is currently in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred income taxes and the corresponding effect on the value of goodwill. In the period since acquisition, revisions to our estimates include an increase to customer relationship intangible assets of $47, an increase to liabilities of $14, and a reduction to goodwill of $29.
The preliminary allocation of the purchase price to the acquired net assets of Trauson is as follows:

Trauson
Total purchase consideration	$751

Tangible assets acquired:
Inventory	43
Other assets	169
Liabilities	(87)
Identifiable intangible assets:
Customer relationship	119
Trade name	18
Developed technology	32
In-process research & development	5
Goodwill	452
$751
NOTE 7 - LONG-TERM DEBT AND CREDIT FACILITIES

Our debt is summarized as follows:	September 30	December 31
	2013	2012
3.00% senior unsecured notes, due January 15, 2015	$500	$500
4.375% senior unsecured notes, due January 15, 2020	498	497
2.00% senior unsecured notes, due September 30, 2016	749	749
1.30% senior unsecured notes, due April 1, 2018	598	—
4.10% senior unsecured notes, due April 1, 2043	394	—
Other	35	16
Total debt	2,774	1,762
Less current maturities	(31)	(16)
Long-term debt	$2,743	$1,746

9	Dollar amounts in millions except per share amounts or as otherwise specified

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
Certain of our credit facilities require us to comply with certain financial and other covenants. We were in compliance with all covenants at September 30, 2013. We have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At September 30, 2013, we had $1,092 of borrowing capacity available under all of our existing credit facilities. The weighted average interest rate, excluding required fees, for all borrowings was 2.9% at September 30, 2013.
At September 30, 2013, the total unamortized debt issuance costs incurred in connection with our outstanding notes were $17. The fair value of long-term debt (including current maturities) at September 30, 2013 and December 31, 2012 was $2,795 and $1,866, respectively, based on the quoted interest rates for similar types and amounts of borrowing agreements.
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
During the nine months ended September 30, 2013 we repurchased 1.4 million shares at a cost of $95 under the 2010 Repurchase Program and 2.5 million shares at a cost of $157 under the 2011 Repurchase Program. The repurchase activity was primarily attributable to our Accelerated Share Repurchase (ASR) program, which was completed in April of 2013.
As of September 30, 2013, the 2010 Repurchase Program was complete and the maximum dollar value of shares that may yet be purchased under the 2011 Repurchase Program was $343. We had not made any repurchases pursuant to the 2012 Repurchase Program at September 30, 2013. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans. At September 30, 2013, the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $748.
NOTE 9 - RESTRUCTURING CHARGES
In the nine months ended September 30, 2013, we recorded $17 in severance and related costs in connection with the continuation of a focused reduction of our global workforce and other restructuring activities expected to reduce our global workforce by approximately 5%. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources in advance of the new Medical Device Excise Tax, as well as to allow for continued investment in strategic areas and drive growth. In addition, in the nine months ended September 30, 2013 we recorded $21 in contractual and other obligations, as certain of our restructuring actions resulted in the exit of certain lease and other commitments. The restructuring charges that we recorded in 2012 and 2011 are described in Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. We expect that our current restructuring actions will be completed by the end of 2013, and the related cash payments will be substantially completed by the end of the first quarter of 2014.
Rollforward of restructuring liability balance and nine months of restructuring activity for 2013 is as follows:

	Total	Agent Conversions	Severance and Related Costs	Contractual Obligations and Other
January 1 Balance	$40	$5	$20	$15
Charges to earnings	38	—	17	21
Cash paid	(42)	(3)	(23)	(16)
Other adjustments	(1)	—	(1)	—
September 30 Balance	$35	$2	$13	$20
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

10	Dollar amounts in millions except per share amounts or as otherwise specified

Net sales and net earnings by business segment for the three- and nine- month periods ended September 30, 2013 and 2012 are as follows:

	Reconstructive				MedSurg				Neurotechnology and Spine				Total
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$949	$891	$2,897	$2,776	$792	$781	$2,435	$2,388	$410	$380	$1,221	$1,155	$2,151	$2,052	$6,553	$6,319
Segment net earnings	231	215	696	631	135	148	434	420	68	65	194	183	$434	$428	$1,324	$1,234
Less: other (net of income taxes)
Other													(61)	(58)	(177)	(110)
Acquisition and integration related charges													(9)	(6)	(41)	(28)
Restructuring and related charges													(15)	(11)	(36)	(35)
Recall charges													(245)	—	(397)	—
Regulatory matter charges													(1)	—	(53)	(33)
Net earnings													$103	$353	$620	$1,028
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
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth in constant currency; percentage organic sales growth; adjusted gross profit; cost of sales excluding specified items; adjusted selling, general and administrative expenses; adjusted operating income; adjusted effective income tax rate; adjusted net earnings; and adjusted diluted net earnings per share (EPS). We believe that these non-GAAP measures provide meaningful information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current year results at prior year average foreign currency exchange rates. To measure percentage organic sales growth, we remove the impact of changes in foreign currency exchange rates and acquisitions that affect the comparability and trend of sales. Percentage organic sales growth is calculated by translating current year results at prior year average foreign currency exchange rates excluding the impact of acquisitions. To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, gross profit, cost of sales, selling, general and administrative expenses, operating income, effective income tax rate, net earnings and diluted net earnings per share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Results of Operations below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
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
Revenues in the United States accounted for 66.4% and 65.3% of total revenues in the first nine months of 2013 and 2012, respectively, and international revenues accounted for 33.6% and 34.7% of total revenues in the first nine months of 2013 and 2012, respectively.
RESULTS OF OPERATIONS
Consolidated results of operations for the three- and nine-month periods ended September 30, 2013 and 2012 were:

	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Net Sales	$2,151	$2,052	4.8	$6,553	$6,319	3.7
Gross profit	1,469	1,397	5.2	4,428	4,283	3.4
Research, development and engineering expenses	136	114	19.3	397	342	16.1
Selling, general and administrative expenses	1,136	791	43.6	3,067	2,433	26.1
Intangible asset amortization	34	30	13.3	102	92	10.9
Restructuring charges	13	12	8.3	36	45	(20.0)
Other income (expense)	(13)	(6)	116.7	(45)	(24)	87.5
Income taxes	34	91	(62.6)	161	319	(49.5)
Net earnings	$103	$353	(70.8)	$620	$1,028	(39.7)
Diluted net earnings per share	$0.27	$0.92	(70.7)	$1.62	$2.68	(39.6)

12	Dollar amounts in millions except per share amounts or as otherwise specified

Geographic and segment net sales for the three- and nine-month periods ended September 30, 2013 and 2012 were:

			Percentage Change				Percentage Change
			2013/2012				2013/2012
	Three Months			Constant Currency	Nine Months			Constant Currency
	2013	2012	Reported		2013	2012	Reported
Geographic sales:
United States	$1,449	$1,360	6.5	6.5	$4,348	$4,128	5.3	5.3
International	702	692	1.5	7.5	2,205	2,191	0.7	5.2
Total net sales	$2,151	$2,052	4.8	6.8	$6,553	$6,319	3.7	5.3
Segment sales:
Reconstructive	$949	$891	6.5	9.2	$2,897	$2,776	4.3	6.5
MedSurg	792	781	1.5	2.6	2,435	2,388	2.0	2.8
Neurotechnology and Spine	410	380	7.7	10.0	1,221	1,155	5.7	7.7
Total net sales	$2,151	$2,052	4.8	6.8	$6,553	$6,319	3.7	5.3
Net sales increased 4.8% for the three-month period ended September 30, 2013 from 2012. Net sales grew 7.1% as a result of increased unit volume and changes in product mix and 0.7% due to acquisitions. Net sales were unfavorably impacted by 0.9% due to changes in price and 2.0% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales increased by 6.8%. The increase was primarily due to higher shipments of trauma and extremities products, neurotechnology products, hips and endoscopy products.
Net sales increased 3.7% for the nine-month period ended September 30, 2013 from 2012. Net sales grew 6.2% as a result of increased unit volume and changes in product mix and 0.5% due to acquisitions. Net sales were unfavorably impacted by 1.4% due to changes in price and 1.6% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales increased by 5.3%. The increase was primarily due to higher shipments of trauma and extremities products, neurotechnology products, hips and endoscopy products; these gains were partially offset by the unfavorable effects of pricing and foreign currency exchange rates in the Japanese markets and pricing impacts for Spine products.
Supplemental sales growth information for the three- and nine-month periods ended September 30, 2013 and 2012:

	Three Months							Nine Months
			% Change							% Change
					U.S.	International						U.S.	International
	2013	2012	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2013	2012	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Reconstructive
Knees	$315	$315	—	2.1	3.8	(7.7)	(1.3)	$1,000	$996	0.4	1.8	1.7	(2.1)	2.2
Hips	304	288	5.5	9.3	9.3	1.0	9.4	931	908	2.5	5.3	6.3	(1.7)	4.1
Trauma and Extremities	277	235	18.1	20.4	22.7	13.1	17.8	809	711	13.9	16.3	22.6	5.4	10.1
TOTAL RECONSTRUCTIVE	949	891	6.5	9.2	9.9	1.6	8.2	2,897	2,776	4.3	6.5	7.5	—	5.0
MedSurg
Instruments	292	303	(3.5)	(1.9)	(5.5)	2.0	8.3	919	931	(1.2)	(0.1)	(1.9)	0.4	4.8
Endoscopy	279	259	7.3	8.4	10.5	(0.6)	3.2	831	802	3.6	4.4	4.7	1.0	3.8
Medical	168	169	(0.1)	0.2	3.9	(15.0)	(13.7)	522	506	3.3	3.5	4.8	(2.3)	(1.4)
TOTAL MEDSURG	792	781	1.5	2.6	2.8	(2.3)	2.0	2,435	2,388	2.0	2.8	2.6	0.1	3.2
Neurotechnology and Spine
Neurotechnology	227	205	10.9	13.9	14.0	6.1	13.7	675	618	9.3	12.0	12.6	4.5	11.0
Spine	183	175	4.1	5.5	2.6	7.9	12.9	546	537	1.6	2.9	1.8	1.2	5.6
TOTAL NEUROTECHNOLOGY AND SPINE	410	380	7.7	10.0	8.2	6.8	13.4	1,221	1,155	5.7	7.7	7.0	3.3	9.0
Reconstructive net sales in the three-month period increased 6.5%, due to a 9.6% increase in unit volume and changes in product mix and 1.2% due to acquisitions. Net sales were unfavorably impacted by 1.6% due to changes in price and 2.7% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales increased 9.2%, primarily due to increases in trauma and extremities products and hips worldwide. For the nine-month period, net sales increased 4.3%, due to a 8.2% increase in unit volume and changes in product mix and 0.8% due to acquisitions. Net sales were unfavorably impacted by 2.6% due to changes in price and 2.1% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales in the nine-month period increased 6.5%, primarily due to sales growth in trauma and extremities products and hips.

13	Dollar amounts in millions except per share amounts or as otherwise specified

MedSurg net sales in the three-month period increased 1.5% due to a 2.1% increase in unit volume and changes in product mix and a 0.5% increase due to changes in price. Net sales were unfavorably impacted by 1.1% due to the impact of foreign currency exchange rates. In constant currency, net sales in the three-month period increased 2.6%, primarily due to sales growth in endoscopy products. Net sales in the nine-month period increased 2.0% due to a 2.5% increase in unit volume and changes in product mix and a favorable impact of 0.3% due to changes in price. Net sales were unfavorably impacted by 0.8% due to the impact of foreign currency exchange rates. In constant currency, net sales in the nine-month period increased 2.8%, led by higher endoscopy product shipments.
Neurotechnology and Spine net sales in the three-month period increased 7.7%, primarily due to an 11.3% increase in unit volume and changes in product mix and 0.9% due to acquisitions. Net sales were unfavorably impacted by 2.1% due to changes in price and 2.3% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales in the three-month period increased 10.0%, led by higher shipments of neurotechnology products. Net sales in the nine-month period increased 5.7%, primarily due to a 9.2% increase in unit volume and changes in product mix and 0.6% due to acquisitions. Net sales were unfavorably impacted by 2.1% due to changes in price and 2.0% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales in the nine-month period increased 7.7%, primarily due to higher shipments of neurotechnology products.
Cost of Sales
Cost of sales increased 4.1% for the three-month period to 31.7% of sales, compared to 31.9% of sales for three-month period in 2012. The increase in cost of sales of 2.8% in the three-month period due to the impact of the Medical Device Excise Tax (MDET) was offset by favorable manufacturing productivity and increased absorption associated with higher inventory levels. Product mix was also favorable, as sales of Reconstructive products were very strong while sales of MedSurg products experienced more modest growth. Cost of sales also includes $8 for the three-month period of 2013 related to inventory that was stepped up to fair value following acquisitions. Restructuring and restructuring-related costs of $2 were recorded in each of the three-month periods of 2013 and 2012, respectively. Excluding the impact of the acquisition and restructuring costs described above, cost of sales in the three-month period was 31.2% of sales compared to 31.8% in 2012.
Cost of sales increased 4.4% for the nine-month period to 32.4% of sales compared to 32.2% of sales in 2012. Cost of sales increased 2.9% in the nine-month period due to the impact of MDET. Cost of sales also includes $16 and $15 in 2013 and 2012, respectively, related to inventory that was stepped up to fair value following acquisitions. Restructuring and restructuring-related costs of $9 and $4 were recorded in 2013 and 2012, respectively. Excluding the impact of the acquisition and restructuring costs described above, cost of sales in the nine-month period was 32.0% of sales in 2013 compared to 31.9% in 2012.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased 19.3% to $136, representing 6.3% of sales in the three-month period, compared to 5.6% in 2012 and increased 16.1% to $397 in the nine-month period, representing 6.1% of sales, compared to 5.4% in 2012. The timing of projects for anticipated future products and continued investment in new technologies causes the spending level to vary by period as a percentage of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 43.6% to $1,136, representing 52.8% of sales in the three-month period, compared to 38.5% in 2012. The three-month periods included $6 and $7 in 2013 and 2012, respectively, in acquisition and integration related charges and $313 in 2013 related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems and the recall of the Neptune Waste Management System. Excluding the impact of these charges, selling, general and administrative expenses were 38.0% of sales in 2013 compared to 38.2% in 2012, reflecting favorable trends in spending, partially offset by the effect of charges associated with the transition of distributors serving some of our smaller Asian markets.
Selling, general and administrative expenses increased by 26.1% to $3,067, representing 46.8% of sales in the nine-month period, compared to 38.5% in 2012. The nine-month periods included $38 and $24 in 2013 and 2012, respectively, in acquisition and integration related charges; $523 in 2013 related to the Rejuvenate and ABG II and Neptune recalls; and $58 and $33 in 2013 and 2012, respectively, related to two previously disclosed United States regulatory matters. Excluding the impact of these charges, selling, general and administrative expenses were 37.3% of sales in 2013 compared to 37.6% in 2012.
Restructuring Charges
Restructuring charges totaling $14 and $12 in the three-month periods and $38 and $45 in the nine-month periods in 2013 and 2012, respectively, were related to the continuation of focused reductions of our global workforce and other restructuring activities. The actions were initiated in 2011 to provide efficiencies and realign resources in advance of the MDET, which began on January 1, 2013, as well as to allow for continued investment in strategic areas and drive growth.

14	Dollar amounts in millions except per share amounts or as otherwise specified

Other Income (Expense)
Other expense in the three- and nine-month periods increased $7 and $21, respectively, from 2012, primarily as a result of reduced interest income on marketable securities in the current year as well as increased interest expense associated with our public offering of Notes in March 2013.
Income Taxes
Our effective income tax rate on earnings in the three-month period was 24.8 % compared to 20.5% in 2012; for the nine-month period, our effective income tax rate was 20.6% compared to 23.7% in 2012. In January 2013 we recorded tax benefits of $13 pursuant to the American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013. These tax benefits related to the retroactive extension of numerous tax provisions, including an extension of the research tax credit and other provisions for companies with significant international operations.
Net Earnings
Net earnings in the three-month period decreased to $103 or $0.27 per diluted share compared to $353 or $0.92 per diluted share in 2012. Reported net earnings includes restructuring and restructuring-related charges of $15 and $11 in 2013 and 2012, respectively, and acquisition and integration related charges of $9 and $6 in 2013 and 2012, respectively. In addition, 2013 also includes $246 related to the Rejuvenate and ABG II and Neptune recalls and other matters. Excluding the impact of these items, adjusted net earnings in the three-month period increased 0.8% to $373 or $0.98 per diluted share. The impact of foreign currency exchange rates on net earnings reduced diluted net earnings per share by approximately $0.05.
Net earnings in the nine-month period decreased to $620 or $1.62 per diluted share compared to $1,028 or $2.68 per diluted share in 2012. Reported net earnings includes restructuring and restructuring-related charges of $36 and $35 in 2013 and 2012, respectively, and acquisition and integration related charges of $41 and $28 in 2013 and 2012, respectively. In addition 2013 includes $397 related to the Rejuvenate and ABG II and Neptune recalls as well as $53 and $33 in 2013 and 2012, respectively, related to two previously disclosed United States regulatory matters. Excluding the impact of these items, adjusted net earnings in the nine-month period increased 2.0% to $1,147 or $3.00 per diluted share. The impact of foreign currency exchange rates on net earnings reduced diluted net earnings per share by approximately $0.08.
The following reconciles the non-GAAP financial measures of adjusted gross profit; adjusted selling, general and administrative expense; adjusted operating income; adjusted net earnings; adjusted effective tax rate; and adjusted diluted net earnings per share with the most directly comparable GAAP financial measures:

Three Months Ended September 30	Gross Profit		Selling, General and Administrative Expenses		Operating Income		Net Earnings		Effective Tax Rate		Diluted EPS
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
AS REPORTED	$1,469	$1,397	$1,136	$791	$150	$450	$103	$353	24.8%	20.5%	$0.27	$0.92
Acquisition and integration related charges
Inventory stepped up to fair value	8	—	—	—	8	—	6	—	0.2	—	0.02	—
Other acquisition and integration related	—	—	(6)	(7)	6	7	3	6	1.4	(0.1)	0.01	0.02
Restructuring and related charges	2	2	—	—	15	14	15	11	(1.4)	(0.2)	0.04	0.03
Rejuvenate/ABG II and Neptune recall charges	—	—	(313)	—	313	—	245	—	(0.9)	—	0.64	—
Regulatory matters	—	—	1	—	(1)	—	1	—	(2.1)	—	—	—
ADJUSTED	$1,479	$1,399	$818	$784	$491	$471	$373	$370	22.0%	20.2%	$0.98	$0.97

Nine Months Ended September 30	Gross Profit		Selling, General and Administrative Expenses		Operating Income		Net Earnings		Effective Tax Rate		Diluted EPS
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
AS REPORTED	$4,428	$4,283	$3,067	$2,433	$826	$1,371	$620	$1,028	20.6%	23.7%	$1.62	$2.68
Acquisition and integration related charges
Inventory stepped up to fair value	16	15	—	—	16	15	12	11	—	0.1	0.03	0.03
Other acquisition and integration related	—	—	(38)	(24)	38	24	29	17	0.2	0.1	0.08	0.04
Restructuring and related charges	9	4	(3)	—	48	49	36	35	0.3	0.1	0.09	0.09
Rejuvenate/ABG II and Neptune recall charges	—	—	(523)	—	523	—	397	—	1.6	—	1.04	—
Regulatory matters	—	—	(58)	(33)	58	33	53	33	(1.0)	(0.6)	0.14	0.09
ADJUSTED	$4,453	$4,302	$2,445	$2,376	$1,509	$1,492	$1,147	$1,124	21.7%	23.4%	$3.00	$2.93
The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as those used in the calculation of the reported per share amounts.

15	Dollar amounts in millions except per share amounts or as otherwise specified

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash from operations totaled $622 and $1,214 in the three- and nine-month periods ended September 30, 2013, compared to $569 and $1,061, respectively, in 2012. Operating cash flow resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes and charges for product recall and regulatory matters). The adjustments for non-cash items in the three months ended September 30, 2013 were due primarily to the charge to net earnings for additional amounts related to the Rejuvenate and ABG II and Neptune recalls of $245. The net of accounts receivable, inventory and accounts payable provided $13 of cash in 2013 compared to the consumption of $4 of cash in 2012, contributing a $17 increase in cash from operations as compared to 2012. In the nine months ended September 30, 2013, the adjustments for non-cash items were due primarily to the charge to net earnings for additional amounts related to the Rejuvenate and ABG II and Neptune recalls of $397. The net of accounts receivable, inventory and accounts payable consumed $91 in 2013 compared to a consumption of $53 in 2012, contributing a $38 reduction of cash from operations as compared to 2012.
The impact of the timing of sales in each period resulted in the generation of $46 of cash for nine months ended September 30, 2013 for accounts receivable compared to the generation of $52 in the same period in 2012. Accounts receivable days outstanding has improved from September 30, 2012 by 2 days but has increased by 2 days from December 2012. Inventory days on hand has increased by 2 days as compared to September 2012.
Investing Activities
Net investing activities consumed $1,926 and $167 of cash in the nine-month periods in 2013 and 2012, respectively.
Acquisitions. Acquisitions used $686 and $47 of cash in the nine-month periods in 2013 and 2012, respectively. Cash used in 2013 was primarily for the acquisition of Trauson Holdings Company Limited.
Capital Spending. We manage capital spending to support our business growth. Capital expenditures, primarily to support integration of acquisitions, capacity expansion, new product introductions, innovation and cost savings, were $139 and $161 in the nine-month periods in 2013 and 2012, respectively.
Marketable Securities. Cash of $1,101 was used for the purchase of marketable securities in the nine-month period in 2013 compared to $41 of cash generated from the sale of marketable securities in 2012.
Financing Activities
Dividend Payments. Dividends paid per common share increased 24.7% to $0.795 per share in the nine-month period in 2013 compared to $0.6375 in 2012. Total dividend payments to common shareholders were $301 and $243 in 2013 and 2012, respectively.
Long-Term and Short-Term Debt. Net proceeds from borrowings for the nine-month periods were $1,014 and $2 in 2013 and 2012, respectively. We maintain debt levels we consider appropriate after evaluation of a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans and overall cost of capital. In March 2013 we completed a public offering of $600 in 1.30% Notes due April 1, 2018, net of an offering discount of $3 (2018 Notes), and $400 in 4.10% Notes due April 1, 2043, net of an offering discount of $6 (2043 Notes and, together with the 2018 Notes, the Notes).
Share Repurchases. Total use of cash for share repurchases was $252 and $108 for the nine-month periods in 2013 and 2012, respectively. The 2013 repurchases were primarily pursuant to our Accelerated Share Repurchase program, which was completed in April of 2013.
Liquidity
Cash, cash equivalents and marketable securities were $5,138 at September 30, 2013 and $4,285 at December 31, 2012 and current assets exceeded current liabilities by $6,863 at September 30, 2013 and $6,272 at December 31, 2012. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due.
As discussed above, in March 2013 we completed a public offering on our 2018 Notes and 2043 Notes. Interest on the Notes is payable on April 1 and October 1 of each year, commencing on October 1, 2013. Unless previously redeemed, the 2018 Notes will mature on April 1, 2018 and the 2043 Notes will mature on April 1, 2043. We intend to use the net proceeds from the Notes for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities. Should additional funds be required we had approximately $1,092 of borrowing capacity available under all of our existing credit facilities at September 30, 2013.

16	Dollar amounts in millions except per share amounts or as otherwise specified

At September 30, 2013 approximately 51% of our consolidated cash and cash equivalents and marketable securities were held in locations outside the United States. These funds are considered indefinitely reinvested to be used to expand operations, either organically or through acquisitions, outside the United States.
Several European countries, including Spain, Portugal, Italy and Greece (the Southern European Region), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations.  We continuously monitor our investment portfolio positions for exposures to the European debt crisis.  We currently do not have any investments in the sovereign debt instruments of the Southern European Region.  Any non-sovereign exposure in these countries in our investment portfolios is considered immaterial.  We continually evaluate our receivables, particularly in the Southern European Region. The total net receivables from the Southern European Region at September 30, 2013 and December 31, 2012 was approximately $195 and $198, including approximately $99 and $103, respectively, of sovereign receivables. We believe that our current reserves related to receivables are adequate and any additional credit risk associated with the European debt crisis is not expected to have a material adverse impact on our financial position or liquidity.
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
We have recorded charges totaling $93 related to the above DOJ and SEC regulatory matters, including $58 in the nine months ended September 30, 2013. The final outcome of these matters is difficult to predict, and the ultimate cost to resolve these matters may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In June 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. As previously announced, we intend to reimburse implanted patients for reasonable and customary costs of testing and treatment services, including any necessary revision surgeries. We continue to work with the medical community to evaluate the data and further understand this matter and the associated costs. The ultimate total cost with respect to this matter will depend on many factors that are difficult to predict with the limited information received to date and may vary materially based on the number of and actual costs of patients seeking testing and treatment services, the number of and actual costs of patients requiring revision surgeries, the number of and actual costs to settle lawsuits filed against us, and the amount of third-party insurance recoveries.  Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter is

17	Dollar amounts in millions except per share amounts or as otherwise specified estimated to be approximately $700 to $1,130, before third-party insurance recoveries.  In the nine months ended September 30, 2013 we have recorded charges to earnings of $510 representing the excess of the $700 minimum of the range over the previously recorded reserves. No contingent gain for third-party insurance recoveries was recorded as of September 30, 2013. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we filed a lawsuit in federal court against Zimmer Holdings, Inc. (Zimmer), alleging that a Zimmer product infringed three of our patents. In rulings issued in August and September 2013, the trial judge upheld the February 2013 jury verdict in our favor, issued a permanent injunction barring Zimmer from making or selling infringing products, and ordered Zimmer to pay us at least $228. Zimmer is appealing this ruling and the ultimate resolution of this matter may differ materially. Accordingly, we have not recorded a contingent gain related to this matter.
For each of the following legal matters the final outcome is dependent on many variables and cannot be predicted. Accordingly, it is not possible at this time for us to estimate any material loss or range of losses. However, the ultimate cost to resolve these matters could have a material adverse effect on our financial position, results of operations and cash flows.
In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The Wisconsin lawsuit was subsequently transferred to the United States District Court in Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment we manufactured and sold and seek damages and permanent injunctions. The first lawsuit involved ten patents related to the use of a motorized wheel for hospital beds and stretchers. We have entered into an agreement settling that lawsuit. This agreement included a payment to Hill-Rom of $3.75, a covenant not to sue and a cross-license. The second lawsuit involves nine patents related to electrical network communications for hospital beds. The case has been stayed with respect to six of the patents, which are currently under reexamination by the United States Patent Office. With respect to the suit and the three remaining patents, we continue to vigorously defend ourselves. The ultimate resolution of the second suit may have no relation to the resolution of the first suit and cannot be predicted; however, the ultimate result could have a material adverse effect on our financial position, results of operations and cash flows.
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
We consider our material area of market risk exposure to be exchange rate risk. Quantitative and qualitative disclosures about exchange rate risk are included in the "Other Information" section of Management's Discussion and Analysis of Financial Condition in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption "Hedging and Derivative Financial Instruments" on page 19. There have been no material changes from the information provided therein.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures – An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2013 was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer (the Certifying Officers). Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls Over Financial Reporting – There was no change to our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

19	Dollar amounts in millions except per share amounts or as otherwise specified

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) We issued 34,982 shares of our common stock in the nine months ended September 30, 2013 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
During the nine months ended September 30, 2013, we repurchased 1.4 million shares at a cost of $95 under the 2010 Repurchase Program and 2.5 million shares at a cost of $157 under the 2011 Repurchase Program. The repurchase activity was primarily attributable to the initial delivery of shares under our Accelerated Share Repurchase (ASR) program, which was completed in April of 2013.
As of September 30, 2013, the 2010 Repurchase Program was complete and the maximum dollar value of shares that may yet be purchased under the 2011 Repurchase Program was $343. We had not made any repurchases pursuant to the 2012 Repurchase Program. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans. At September 30, 2013, the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $748.
A summary of the activity pursuant to the 2010 and 2011 Repurchase Programs for the three months ended September 30, 2013 is as follows:

Period	Total Number of Shares Purchased (millions)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (millions)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans

July 1, 2013—July 31, 2013	—	$—	—	$345
August 1, 2013—August 31, 2013	0.03	$67.96	0.03	$343
September 1, 2013—September 30, 2013	—	$—	—	$343
Total	0.03		0.03

ITEM 6.	EXHIBITS

(a)
	31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
* Furnished with this Form 10-Q

20	Dollar amounts in millions except per share amounts or as otherwise specified

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

October 23, 2013	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, President and Chief Executive Officer

October 23, 2013	/s/ WILLIAM R. JELLISON
Date	William R. Jellison, Vice President, Chief Financial Officer

21

EXHIBIT INDEX

Exhibit 31	Rule 13a-14(a) Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32	18 U.S.C. Section 1350 Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 101	XBRL (Extensible Business Reporting Language) Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q

22