Form 10-K
period 2013-12-31
STRYKER CORP
filed 2014-02-13
CIK 310764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

FORM 10-K
_______________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐       NO  ☒
Based on the closing sales price of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $22,463,504,679. The number of shares outstanding of the registrant’s common stock, $.10 par value, was 377,870,936 at January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2014 Annual Meeting of Shareholders (the 2014 proxy statement) are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS.

General

Stryker Corporation is one of the world's leading medical technology companies with 2013 revenues of $9,021 and net earnings of $1,006. Stryker's products include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment; neurosurgical, neurovascular and spinal devices; as well as other medical device products used in a variety of medical specialties.

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

Business Segments and Geographic Information

We segregate our reporting into three reportable business segments: Reconstructive, MedSurg, and Neurotechnology and Spine. Financial information regarding our reportable business segments and certain geographic information is included under "Results of Operations" in Item 7 of this report and Note 13 to the Consolidated Financial Statements in Item 8 of this report.

The net sales for each reportable segment over the last three years was:

	2013		2012		2011
Reconstructive	$4,004	44%	$3,823	44%	$3,710	45%
MedSurg	3,359	37%	3,265	38%	3,160	38%
Neurotechnology and Spine	1,658	19%	1,569	18%	1,437	17%
Total	$9,021	100%	$8,657	100%	$8,307	100%

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

The composition of net sales of Reconstructive products over the last three years was:

	2013		2012		2011
Knees	$1,371	34%	$1,356	35%	$1,316	35%
Hips	1,272	32%	1,233	32%	1,228	33%
Trauma and Extremities	1,116	28%	989	26%	931	25%
Other	245	6%	245	7%	235	7%
Total	$4,004	100%	$3,823	100%	$3,710	100%

In December 2013 we acquired MAKO Surgical Corp. (MAKO). The acquisition of MAKO, combined with our strong history in joint reconstruction, capital equipment (operating room integration and surgical navigation) and surgical instruments, will help further advance the growth of robotic arm assisted surgery. Our combined expertise offers the potential to simplify joint reconstruction procedures, reduce variability and enhance the surgeon and patient experience.
In March 2013 we acquired Trauson Holdings Company Limited (Trauson). The acquisition of Trauson will enhance our product offerings, primarily within our Reconstructive segment, broaden our presence in China and enable us to expand into the fast growing value segment of the emerging markets.
In 2013 we launched the Tritanium Cementless Baseplate for our Triathlon Knee System (TKA), which combines biologic fixation with Triathlon’s ideal kinematics to provide surgeons with a superior option for cementless TKA. We also launched the Secur-Fit Advanced Femoral Hip Stem aimed at accurately restoring biomechanics by leveraging our new and unique Stryker Orthopaedics Modeling and Analytics system.

In June 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. We continue to work with the medical community to evaluate the data and further understand this matter and the associated costs as more fully described in Note 7 to the Consolidated Financial Statements in Item 8 of this report; this information is incorporated herein by reference.

In 2012 we launched Accolade II, the first hip stem with a Morphometric Wedge design, an evolution of the tapered wedge stem.

In 2011 we acquired Memometal Technologies, which develops, manufactures and markets products for extremity (hand and foot) indications that enhance the offerings in our trauma and extremities product line.

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

The composition of net sales of MedSurg products over the last three years was:

	2013		2012		2011
Instruments	$1,269	38%	$1,261	39%	$1,187	38%
Endoscopy	1,167	35%	1,111	34%	1,080	34%
Medical	710	21%	691	21%	722	23%
Other	213	6%	202	6%	171	5%
Total	$3,359	100%	$3,265	100%	$3,160	100%

In December 2013 we announced our intent to acquire Patient Safety Technologies, Inc. (PST). PST's proprietary Safety-Sponge® System and SurgiCount 360™ compliance software help prevent Retained Foreign Objects in the operating room. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2014.
In March 2013 we received a warning letter from the United States Food and Drug Administration (FDA) concerning quality system observations made during an inspection and citing us for failing to notify the FDA of a product recall and for marketing devices, including certain of our Neptune Waste Management Systems, without a required 510(k) clearance. We were notified in January 2014 that the actions taken to address issues raised in the warning letter are sufficient and no further corrective actions related to the warning letter are required.

In December 2013 we received 510(k) clearance to market a modified Neptune 2 Waste Management System. The Neptune 2 Waste Management System mitigates risk to healthcare workers by eliminating harmful exposure to fluids and smoke in the operating room. This constantly closed system collects surgical waste and disposes of it without exposing the operator to contact with infectious fluids and surgical plumes.

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

Stryker is one of four market leaders in Instruments, competing principally with Zimmer, Medtronic, Inc. and Conmed Linvatec, Inc. (a subsidiary of CONMED Corporation) globally; internationally, we also compete with Aesculap-Werke AG (a division of B. Braun Melsungen AG). In Endoscopy, we compete with Smith & Nephew Endoscopy (a division of Smith & Nephew plc), ConMed Linvatec, Inc., Arthrex, Inc., Karl Storz GmbH & Co. and Olympus Optical Co. Ltd. Our primary competitors in Medical are Hill-Rom Holdings, Inc. and Kinetic Concepts, Inc.

Neurotechnology and Spine

Our Neurotechnology and Spine products include both neurosurgical and neurovascular devices. Our neurotechnology offering includes products used for minimally invasive endovascular techniques; a comprehensive line of products for traditional brain and open skull base surgical procedures; orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products; and minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke. We also develop, manufacture and market spinal implant products including cervical, thoracolumbar and interbody systems used in spinal injury, deformity and degenerative therapies.

The composition of net sales of Neurotechnology and Spine products over the last three years was:

	2013		2012		2011
Neurotechnology	$915	55%	$842	54%	$750	52%
Spine	743	45%	727	46%	687	48%
Total	$1,658	100%	$1,569	100%	$1,437	100%

In 2012 we received 510(k) clearance to market the Trevo® Pro Retriever, our next generation clot removal technology that utilizes proprietary Stentriever® Technology for optimized clot integration and retrieval in patients experiencing acute ischemic stroke. In addition, we received 510(k) clearance to market our Trevo® ProVEUTM Retriever, the first clot removal device fully visible during the procedure for precise positioning within the clot and optimized clot retrieval in patients experiencing acute ischemic stroke.

In 2012 we acquired Surpass Medical, Ltd. (Surpass). Surpass is developing and commercializing next-generation flow diversion stent technology to treat brain aneurysms using a unique mesh design and delivery system. The acquisition of Surpass enhances our product offerings in Neurotechnology.

In 2011 we acquired the assets of the Neurovascular division of Boston Scientific Corporation (Neurovascular), as well as Concentric Medical, Inc., a manufacturer of minimally invasive products for the treatment of acute ischemic stroke. These acquisitions significantly expanded our product offerings in Neurotechnology. In addition, we acquired Orthovita, Inc. (Orthovita), a developer of orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation

2	Dollar amounts in millions except per share amounts or as otherwise specified products. The acquisition of Orthovita complements our existing product offerings, primarily in Spine.

Our primary competitors in Neurotechnology are Micrus Endovascular, LLC and DePuy Synthes (subsidiaries of Johnson & Johnson), Covidien and Medtronic. We are one of five market leaders in Spine, along with Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Synthes, Nuvasive, Inc. and Globus Medical.

Geographic Areas

In 2013 approximately 66.3% of our revenues were generated from customers in the United States. Internationally our products are sold in over 100 countries through local dealers and direct sales efforts. Additional geographic information is included under "Results of Operations" in Item 7 of this report and Note 13 to the Consolidated Financial Statements in Item 8 of this report.

Raw Materials and Inventory

Raw materials essential to our business are generally readily available from multiple sources. Substantially all products we manufacture are stocked in inventory, while certain MedSurg products are assembled to order. The dollar amount of backlog orders at any given time is not considered material to an understanding of our business taken as a whole.

Patents and Trademarks

Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of such products restricts competitors from duplicating these unique designs and features. We seek to obtain patent protection on our products whenever appropriate for protecting our competitive advantage. As of December 31, 2013 we owned approximately 1,783 United States patents and 3,420 international patents.

Seasonality

Our business is generally not seasonal in nature; however, the number of reconstructive implant surgeries is generally lower during the summer months and sales of capital equipment are generally stronger in the fourth quarter.

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

Product Development

Most of our products and product improvements have been developed internally at research facilities in the United States, Ireland, Puerto Rico, Germany, Switzerland, India and France. We also invest through acquisitions in technologies developed by third parties that have the potential to expand the markets in which we operate. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist us in product development efforts. The total costs of worldwide company-sponsored research, development and engineering activities relating to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of customers and patients were $536, $471 and $462 in 2013, 2012 and 2011, respectively. Research, development and engineering expenses as a percentage of sales were 5.9%, 5.4% and 5.6% in 2013, 2012 and 2011, respectively. The spending level in 2013 increased due to the timing of projects and continued investment in new technologies. The spending level in 2012 as a percentage of sales decreased primarily due to the termination of all development of the OP-1 molecule in late 2011.

Regulation

Our businesses are subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation.

In the United States, the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and its subsequent amendments, and the regulations issued or proposed thereunder, provide for regulation by the FDA of the design, manufacture and marketing of medical devices, including most of our products. Many of our new products fall into FDA classifications that require notification of and review by the FDA before we begin marketing them, submitted as a 510(k). Certain of our products require extensive clinical testing, consisting of safety and efficacy studies, followed by pre-market approval (PMA) applications for specific surgical indications.

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

Employees

At December 31, 2013, we had approximately 25,000 employees worldwide. Certain international employees are covered by collective bargaining agreements. We believe that we maintain positive relationships with our employees worldwide.

Executive Officers of the Registrant

Information regarding our executive officers appears under the caption "Directors, Executive Officers and Corporate Governance" in Item 10 of this Report.

Available Information

Our main corporate website address is www.stryker.com. Copies of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K filed or furnished to the United States Securities and Exchange Commission (SEC) will be provided without charge to any shareholder submitting a written request to our Corporate Secretary at our principal executive offices. All of our SEC filings are also available free of charge on our website within the "For Investors - SEC Filings & Ownership Reports" link as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC's website at www.sec.gov.

ITEM 1A.	RISK FACTORS.

This report contains statements referring to us that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should,"

"possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include the risks discussed below.

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

LEGAL AND REGULATORY RISKS

The impact of United States healthcare reform legislation on our business remains uncertain. In 2010 federal legislation to reform the United States healthcare system was enacted into law. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve the quality and reduce the costs of healthcare over time. Its provisions become effective at various dates and there are many programs and requirements for which the details have not been determined. We expect the law will have a significant impact upon various aspects of our business operations. Among other things, the law imposes a 2.3 percent excise tax on Class I, II and III medical devices that applies to United States sales of a majority of our medical device products. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered. Further, we cannot predict what other healthcare programs and regulations will be ultimately implemented at the federal or state level or the effect of any future legislation or regulation in the United States. However, any change that lowers reimbursements for our products or reduces medical procedure volumes could adversely affect our business and results of operations.

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

relating to sales and promotion, reimbursement and pricing generally. Reductions in reimbursement levels or coverage or other cost containment measures could unfavorably affect our future operating results.

We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements. Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices, many of which are intended to be implanted in the human body for long periods of time or indefinitely. We are currently defendants in a number of product liability matters, including those relating to the voluntary recall in 2012 of our Rejuvenate and ABGII modular neck hip stems discussed in "Other Information-Legal and Regulatory Matters" in Item 7 of this report and Note 7 to the Consolidated Financial Statements in Item 8 of this report. These matters are subject to many uncertainties and outcomes are not predictable. In addition, we may incur significant legal expenses regardless of whether we are found to be liable. The Company is currently self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.  The medical device industry is characterized by extensive intellectual property litigation and, from time to time, we are the subject of claims by third parties of potential infringement or misappropriation.  Regardless of outcome, such claims are expensive to defend and divert the time and effort of management and operating personnel from other business issues.  A successful claim or claims of patent or other intellectual property infringement against us could result in our payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category.

Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may impact offerings in our product portfolios. Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, such a failure could allow others to sell products that compete with offerings in our product portfolio. Also, our issued patents are subject to claims concerning priority, scope and other issues, and currently pending or future patent applications may not result in issued patents.

We are subject to extensive governmental regulations relating to the manufacturing, labeling and marketing of our products. Substantially all of our products are subject to regulation by the FDA and other governmental authorities in the United States and internationally. The process of obtaining regulatory approvals to market a medical device can be costly and time consuming and approvals might not be granted for future products on a timely basis, if at all. We have ongoing responsibilities under FDA regulations with respect to our products and facilities and are subject to periodic inspections by the FDA to determine compliance with the quality system and medical device reporting regulations and other requirements. If we fail to fully comply with applicable regulatory requirements, we may be subject to a range of sanctions, including warning letters, product recalls, the suspension of product manufacturing, monetary fines and criminal prosecution.

We are subject to federal, state and foreign healthcare regulations, including fraud and abuse laws, as well as anti-bribery laws, and could face substantial penalties if we fail to fully comply with such regulations and laws. Our relationship with healthcare professionals, such as physicians, hospitals and those that may market our products, are subject to scrutiny under various state and federal laws often referred to collectively as healthcare fraud and abuse laws. In addition, the United States and foreign government regulators have increased the enforcement of the Foreign Corrupt Practices Act and other anti-bribery laws. These laws are broad in scope and are subject to evolving interpretation, which could require us to incur substantial costs to monitor compliance or to alter our practices if we are found not to be in compliance. We also must comply with a variety of other laws which protect the privacy of individually identifiable healthcare information and impose extensive tracking and reporting related to all transfers of value provided to certain healthcare professionals. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in governmental healthcare programs.

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

Exposure to exchange rate fluctuations on cross border transactions and translation of local currency results into United States dollars. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. In addition, our sales are translated into United States dollars for reporting purposes. The strengthening or weakening of the United States dollar results in favorable or unfavorable translation effects as the results of our foreign locations are translated into United States dollars.

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

technology, innovation, quality, reputation and reliability. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or be more successful in attracting potential customers, employees and strategic partners. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.

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

We are subject to additional risks associated with our extensive international operations. We develop, manufacture and distribute our products throughout the world. Our international operations are subject to a number of additional risks and potential costs, including changes in foreign medical reimbursement policies and programs, unexpected changes in foreign regulatory requirements, differing local product preferences and product requirements, diminished protection of intellectual property in some countries, trade protection measures and import or export licensing requirements, difficulty in staffing and managing foreign operations, political and economic instability. Our results of operations and/or financial condition could be adversely impacted if we are unable to successfully manage these and other risks of international operations in an increasingly volatile environment.

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

Failure of a key information technology system, process or site could have a material adverse impact on our business. We rely extensively on information technology systems to conduct business. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, providing data security and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our operations.

We may be unable to attract and retain key employees. Our sales, technical and other key personnel play an integral role in the development, marketing and selling of new and existing products. If we are unable to recruit, hire, develop and retain a talented, competitive work force, we may not be able to meet our strategic business objectives.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

6	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 2.	PROPERTIES.

The following are our principal manufacturing locations as of December 31, 2013:

Location	Segment	Square Feet	Owned/ Leased
Portage, Michigan	M	1,034,000	Owned
Changzhou, China	R, NS	736,000	Owned
Mahwah, New Jersey	R	531,000	Owned
Arroyo, Puerto Rico	M	220,000	Leased
Kiel, Germany	R	173,000	Owned
Suzhou, China	R, NS	158,000	Owned
San Jose, California	M	185,000	Leased
Selzach, Switzerland	R	137,000	Owned
Lakeland, Florida	M	125,000	Leased
Freiburg, Germany	R	123,000	Owned
Limerick, Ireland	R	121,000	Owned
Flower Mound, Texas	M	114,000	Leased
Carrigtwohill, Ireland	R, NS	110,000	Leased
Phoenix, Arizona	M	100,000	Leased
Cestas, France	NS	91,000	Owned
Neuchâtel, Switzerland	NS	88,000	Owned
Ft. Lauderdale, Florida	R	83,000	Leased
Carrigtwohill, Ireland	R	72,000	Owned
Malvern, Pennsylvania	R	65,000	Leased
Mountain View, California	NS	62,000	Leased
Fremont, California	NS	52,000	Leased
Guayama, Puerto Rico	M	46,000	Leased
Cestas, France	NS	35,000	Leased
Freiburg, Germany	R, M	34,000	Leased
Stetten, Germany	R	33,000	Owned
Rennes, France	R	31,000	Leased
West Valley, Utah	NS	29,000	Leased

R = Reconstructive M = MedSurg NS = Neurotechnology and Spine

Our corporate headquarters are located in Kalamazoo, Michigan, in a 75,000 square foot owned facility. In addition, we maintain administrative and sales offices and warehousing and distribution facilities in multiple countries. We believe that our properties are suitable and adequate for the manufacture and distribution of our products.

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

Our common stock is traded on the New York Stock Exchange under the symbol SYK. Quarterly stock price and dividend information for the years ended December 31, 2013 and 2012 were as follows:

2013 Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31
Dividends declared per share of common stock	$0.265	$0.265	$0.265	$0.305
Market price of common stock:
High	66.92	70.00	71.94	75.55
Low	55.24	63.35	63.71	66.93

2012 Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31
Dividends declared per share of common stock	$0.2125	$0.2125	$0.2125	$0.265
Market price of common stock:
High	55.90	57.14	56.79	56.75
Low	50.41	49.43	50.05	51.60

Our Board of Directors considers payment of cash dividends at each of its quarterly meetings. On January 31, 2014, there were 3,556 shareholders of record of our common stock.

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

During the year ended December 31, 2013 we repurchased 1.4 million shares at a cost of $95 under the 2010 Repurchase Program and 3.4 million shares at a cost of $222 under the 2011 Repurchase Program. As of December 31, 2013, the 2010 Repurchase Program was complete and the maximum dollar value of shares that may yet be purchased under the 2011 Repurchase Program was $278. We had made no repurchases pursuant to the 2012 Repurchase Program at December 31, 2013.

Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.  At December 31, 2013, the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $683.

The activity pursuant to the 2011 Repurchase Program for the three months ended December 31, 2013 is summarized as follows:

7	Dollar amounts in millions except per share amounts or as otherwise specified

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that may yet be Purchased Under the Plan
10/1/2013-10/31/2013	—	$—	—	$343
11/1/2013-11/30/2013	—	—	—	343
12/1/2013-12/31/2013	0.91	71.70	0.91	278
Total	0.91	$71.70	0.91
The following graph compares our total returns (including reinvestments of dividends) against the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Index. The graph assumes $100 (not in millions) invested on December 31, 2008 in our Common Stock and each of the indices.

Company / Index	2008	2009	2010	2011	2012	2013
Stryker Corporation	100.00	126.71	136.71	128.35	143.87	200.40
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P 500 Health Care Index	100.00	119.70	123.17	138.85	163.69	231.55

8	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 6.	SELECTED FINANCIAL DATA.

Selected financial data for each of the five years in the period ended December 31, 2013 is as follows:

CONSOLIDATED OPERATIONS	2013	2012	2011	2010	2009
Net sales	$9,021	$8,657	$8,307	$7,320	$6,723
Cost of sales	2,977	2,781	2,811	2,286	2,184
Gross profit	6,044	5,876	5,496	5,034	4,539
Research, development and engineering expenses	536	471	462	394	336
Selling, general and administrative expenses	4,066	3,466	3,150	2,707	2,506
Intangibles amortization	138	123	122	58	36
Other (a)	48	75	76	124	67
	4,788	4,135	3,810	3,283	2,945
Operating income	1,256	1,741	1,686	1,751	1,594
Other income (expense)	(44)	(36)	—	(22)	30
Earnings before income taxes	1,212	1,705	1,686	1,729	1,624
Income taxes	206	407	341	456	517
Net earnings	$1,006	$1,298	$1,345	$1,273	$1,107

PER SHARE DATA
Net earnings per share of common stock:
Basic	$2.66	$3.41	$3.48	$3.21	$2.79
Diluted	$2.63	$3.39	$3.45	$3.19	$2.77
Dividends per share of common stock:
Declared	$1.10	$0.9025	$0.7525	$0.63	$0.25
Paid	$1.06	$0.85	$0.72	$0.60	$0.50
Average number of shares outstanding—in millions:
Basic	378.6	380.6	386.5	396.4	397.4
Diluted	382.1	383.0	389.5	399.5	399.4

CONSOLIDATED FINANCIAL POSITION
Cash, cash equivalents and current marketable securities	$3,980	$4,285	$3,418	$4,380	$2,955
Accounts receivable—net	1,518	1,430	1,417	1,252	1,147
Inventory—net	1,422	1,265	1,283	1,057	943
Property, plant and equipment—net	1,081	948	888	798	948
Capital expenditures	195	210	226	182	131
Depreciation and amortization	511	486	481	410	385
Total assets	15,743	13,206	12,146	10,895	9,071
Accounts payable—net	314	288	345	292	200
Total debt	2,764	1,762	1,768	1,021	18
Shareholders’ equity	9,047	8,597	7,683	7,174	6,595
Net cash provided by operating activities	1,886	1,657	1,434	1,547	1,461

OTHER DATA
Number of shareholders of record	3,612	4,258	4,508	4,586	4,607
Approximate number of employees	25,000	22,000	21,000	20,000	19,000

(a) Includes restructuring and asset impairment charges.

9	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
NON-GAAP FINANCIAL MEASURES
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth in constant currency; percentage organic sales growth; adjusted gross profit; adjusted selling, general and administrative expenses; adjusted operating income; adjusted other income (expense); adjusted effective income tax rate; adjusted net earnings; and adjusted diluted net earnings per share. We believe that these non-GAAP measures provide meaningful information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current year results at prior year average foreign currency exchange rates. To measure percentage organic sales growth, we remove the impact of changes in foreign currency exchange rates and acquisitions that affect the comparability and trend of sales. Percentage organic sales growth is calculated by translating current year results at prior year average foreign currency exchange rates excluding the impact of acquisitions. To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, gross profit, selling, general and administrative expenses, operating income, other income/(expense), effective income tax rate, net earnings and diluted net earnings per share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Results of Operations below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

ABOUT STRYKER
Stryker is one of the world's leading medical technology companies, with 2013 revenues of $9,021 and net earnings of $1,006. We are dedicated to helping healthcare professionals perform their jobs more efficiently while enhancing patient care. We offer a diverse array of innovative medical technologies, including reconstructive, medical and surgical, and neurotechnology and spine products, to help people lead more active and more satisfying lives.
In the United States, most of our products are marketed directly to doctors, hospitals and other healthcare facilities. In general, we maintain separate dedicated sales forces for each of our principal product lines to provide focus and a high level of expertise to each medical specialty served. Internationally our products are sold in over 100 countries through company-owned sales subsidiaries and branches as well as third-party dealers and distributors. Our business is generally not seasonal in nature; however, the number of reconstructive implant surgeries is generally lower during the summer months and sales of capital equipment are generally higher in the fourth quarter.
Recent Business Developments
In December 2013 we announced our intent to acquire Patient Safety Technologies, Inc. (PST), for an aggregate purchase price of $120. PST conducts its business through its wholly owned subsidiary, SurgiCount Medical, Inc. Its proprietary Safety-Sponge® System and SurgiCount 360™ compliance software help prevent Retained Foreign Objects in the operating room. The System includes bar-coded surgical sponges and towels, an integrated bar-code scanner, and compliance tracking software. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2014.
In December 2013 we acquired MAKO Surgical Corp. (MAKO) for an aggregate purchase price of approximately $1,679. The acquisition of MAKO, combined with our strong history in joint reconstruction, capital equipment (operating room integration and surgical navigation) and surgical instruments, will help further advance the growth of robotic arm assisted surgery. Our combined expertise offers the potential to simplify joint reconstruction procedures, reduce variability and enhance the surgeon and patient experience.
In April 2013 William R. Jellison was named our Vice President and Chief Financial Officer. Mr. Jellison replaced Dean Bergy who was our Interim Chief Financial Officer.
In March 2013 we sold $600 of senior unsecured notes due 2018 (the 2018 Notes) and $400 of senior unsecured notes due 2043 (the 2043 Notes). The 2018 Notes bear interest at 1.3% per year and, unless previously redeemed, will mature in April 1, 2018. The 2043 Notes bear interest at 4.1% per year and, unless previously redeemed, will mature on April 1, 2043. We intend to use the net proceeds from the offering for working capital and other general

10	Dollar amounts in millions except per share amounts or as otherwise specified corporate purposes, including acquisitions, stock repurchases and other business opportunities.
In March 2013 we acquired Trauson Holdings Company Limited for a total consideration of $751. With this acquisition we expanded our presence in a key emerging market with a product portfolio and pipeline that is targeted at the large and fast growing value segment of the Chinese orthopaedic market.
In 2013 we recorded charges for the Rejuvenate, ABG II and Neptune recalls of $460, net of tax, and other matters that are discussed more fully in Results of Operations below.

RESULTS OF OPERATIONS

Consolidated results of operations:				Percentage Change
	2013	2012	2011	2013/2012	2012/2011
Net Sales	$9,021	$8,657	$8,307	4.2	4.2
Gross Profit	6,044	5,876	5,496	2.9	6.9
Research, development & engineering expenses	536	471	462	13.8	1.9
Selling, general & administrative expenses	4,066	3,466	3,150	17.3	10.0
Intangibles amortization	138	123	122	12.2	0.8
Restructuring charges	48	75	76	(36.0)	(1.3)
Other income (expense)	(44)	(36)	—	22.2	—
Income taxes	206	407	341	(49.4)	19.4
Net Earnings	$1,006	$1,298	$1,345	(22.5)	(3.5)
Diluted Net Earnings per share	$2.63	$3.39	$3.45	(22.4)	(1.7)

Geographic and segment net sales:				Percentage Change
				2013/2012		2012/2011
	Year Ended December 31				Constant Currency		Constant Currency
	2013	2012	2011	Reported		Reported
Geographic sales:
United States	$5,984	$5,658	$5,269	5.8	5.8	7.4	7.4
International	3,037	2,999	3,038	1.3	6.0	(1.3)	1.9
Total net sales	$9,021	$8,657	$8,307	4.2	5.9	4.2	5.4
Segment sales:
Reconstructive	$4,004	$3,823	$3,710	4.8	6.9	3.1	4.4
MedSurg	3,359	3,265	3,160	2.9	3.8	3.3	4.2
Neurotechnology and Spine	1,658	1,569	1,437	5.6	7.7	9.2	10.5
Total net sales	$9,021	$8,657	$8,307	4.2	5.9	4.2	5.4
Net sales increased 4.2% in 2013 after increasing 4.2% in 2012. In 2013 net sales grew by 6.5% as a result of increased unit volume and changes in product mix and 0.8% due to acquisitions and were negatively impacted by 1.4% due to changes in price and 1.6% due to the unfavorable impact of foreign currency exchange rates on net sales. Excluding the impact of acquisitions, net sales increased 5.1% in constant currency. Net sales in 2012 increased 5.6% as a result of unit volume and changes in product mix and 1.2% due to acquisitions and were negatively impacted by 1.4% due to changes in price and 1.2% due to the unfavorable impact of foreign currency exchange rates on net sales. Excluding the impact of acquisitions, 2012 net sales increased 4.2% in constant currency.

Net sales in 2013 increased primarily due to higher shipments of trauma and extremities products, neurotechnology products, hips and endoscopy products. Net sales in 2012 increased primarily due to higher shipments of neurotechnology products, instruments products, trauma and extremities products, spine products and reprocessed and remanufactured medical devices; these gains were partially offset by slowness in the European markets. In the United States net sales increased 5.8% in 2013 after increasing 7.4% in 2012. In constant currency, International sales increased 6.0% in 2013 after increasing 1.9% in 2012.

Supplemental geographical sales growth information

	Year Ended December 31, 2013							Year Ended December 31, 2012
			Percentage Change							Percentage Change
					U.S.	International						U.S.	International
	2013	2012	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2012	2011	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Reconstructive
Knees	1,371	1,356	1.1%	2.6%	3.4%	(3.3)%	1.1%	1,356	1,316	3.0%	4.0%	6.0%	(2.4)%	0.4%
Hips	1,272	1,233	3.2%	6.0%	7.2%	(1.4)%	4.5%	1,233	1,228	0.4%	1.5%	5.2%	(4.5)%	(2.3)%
Trauma and Extremities	1,116	989	12.8%	15.1%	18.4%	7.2%	11.8%	989	931	6.2%	8.4%	18.0%	(3.5)%	0.4%
TOTAL RECONSTRUCTIVE	4,004	3,823	4.8%	6.9%	7.9%	0.5%	5.5%	3,823	3,710	3.1%	4.4%	9.2%	(4.3)%	(1.4)%
MedSurg
Instruments	1,269	1,261	0.6%	1.9%	0.7%	0.6%	5.1%	1,261	1,187	6.2%	7.3%	9.1%	(0.4)%	3.1%
Endoscopy	1,167	1,111	5.0%	6.0%	6.6%	1.3%	4.6%	1,111	1,080	2.9%	3.9%	2.6%	3.7%	7.1%
Medical	710	691	2.8%	3.1%	3.4%	0.3%	2.0%	691	722	(4.3)%	(3.7)%	(7.8)%	11.1%	14.8%
TOTAL MEDSURG	3,359	3,265	2.9%	3.8%	3.6%	0.8%	4.3%	3,265	3,160	3.3%	4.2%	3.4%	3.0%	6.5%
Neurotechnology and Spine
Neurotechnology	915	842	8.7%	11.4%	11.2%	5.1%	11.8%	842	750	12.3%	13.9%	19.0%	3.9%	7.6%
Spine	743	727	2.1%	3.4%	1.8%	2.9%	7.2%	727	687	5.8%	6.9%	9.2%	(1.7)%	1.7%
TOTAL NEUROTECHNOLOGY AND SPINE	1,658	1,569	5.6%	7.7%	6.4%	4.3%	10.0%	1,569	1,437	9.2%	10.5%	13.8%	1.7%	5.3%

11	Dollar amounts in millions except per share amounts or as otherwise specified

Reconstructive Net Sales
Reconstructive net sales in 2013 increased 4.8%, primarily due to a 7.9% increase in unit volume and changes in product mix and 1.4% due to acquisitions. Net sales were negatively impacted by 2.4% due to changes in price and 2.1% due to the unfavorable impact of foreign currency exchange rates on net sales. Excluding the impact of acquisitions, net sales increased by 5.5% in constant currency in 2013, primarily due to increases in trauma and extremities products and hips. Net sales in 2012 increased 3.1%, primarily due to a 5.6% increase in unit volume and changes in product mix and 0.9% due to acquisitions. Net sales were negatively impacted by 2.2% due to changes in price and 1.3% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales increased by 4.4% in 2012, primarily due to increases in trauma and extremities products and market share gains partially due to a competitor's product recall, partially offset by slowness in the European markets.
MedSurg Net Sales
MedSurg net sales in 2013 increased 2.9%, primarily due to a 3.8% increase in unit volume and changes in product mix and were negatively impacted by 0.9% due to the unfavorable impact of foreign currency exchange rates on net sales. The effect of pricing was not significant. In constant currency, net sales in 2013 increased 3.8%, led by higher shipments of endoscopy products. Net sales in 2012 increased 3.3%, primarily due to a 4.1% increase in unit volume and changes in product mix and 0.1% due to acquisitions, and were negatively impacted by 0.1% due to changes in price and 0.9% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales in 2012 increased 4.2%, led by higher shipments of instruments products and reprocessed and remanufactured medical devices; these higher shipments were partially offset by challenging global market conditions for capital equipment.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales in 2013 increased 5.6%, primarily due to an 8.8% increase in unit volume and changes in product mix and 0.9% due to acquisitions, and were negatively impacted by 2.0% due to changes in price and 2.1% due to the unfavorable impact of foreign currency exchange rates on net sales. Excluding the impact of acquisitions, net sales in 2013 increased 6.8% in constant currency, due to higher shipments of neurotechnology products. Net sales in 2012 increased 9.2%, primarily due to an 8.5% increase in unit volume and changes in product mix and 4.2% due to acquisitions, and were negatively impacted by 2.2% due to changes in price and 1.3% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency net sales in 2012 increased 10.5%.
Consolidated Cost of Sales
Cost of sales increased 7.0% in 2013 to 33.0% of sales compared to 32.1% in 2012. The Medical Device Excise Tax was 0.9% of sales in the current year. Cost of sales as a percentage of sales was adversely impacted by changes in selling prices for our products and by the unfavorable effect of foreign currency exchange rates; these effects were offset by improvements in manufacturing productivity. Cost of sales in 2013 and 2012 includes an additional cost of $28 and $18, respectively, related to inventory that was

"stepped up" to fair value following acquisitions; $11 and $5, respectively in restructuring and restructuring related costs; and $7 in 2013 for disgorgement of profits associated with a legal settlement. Cost of sales decreased 1.1% in 2012 to 32.1% of sales compared to 33.8% in 2011. Cost of sales in 2012 and 2011 includes an additional cost of $18 and $143, respectively, related to inventory that was "stepped up" to fair value following acquisitions and $5 in 2012 in restructuring and related costs.
Research, Development and Engineering Expenses
Research, development and engineering expenses represented 5.9% of sales in 2013 compared to 5.4% in 2012 and 5.6% in 2011. The increased spending level in 2013 was driven by the timing of projects and continued investment in new technologies. The spending level in 2012 decreased as a percentage of sales primarily due to the termination of all development of the OP-1 molecule in late 2011.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 17.3% in 2013 and represented 45.1% of sales compared to 40.0% in 2012 and 37.9% in 2011. These expenses included $70 and $37 in 2013 and 2012, respectively, of acquisition and integration related charges; $622 and $174, respectively, related to the Rejuvenate, ABG II and Neptune recalls; $62 and $33 in 2013 and 2012, respectively, related to regulatory and legal matters; $25 in 2013 representing a donation to an educational institution and $4 in 2013 in restructuring related charges. Excluding the impact of these charges, selling, general and administrative expenses were 36.4% of sales in 2013 compared to 37.2% in 2012. In 2011 general and administrative expenses included the payment of an intellectual property infringement claim, offset by a favorable resolution of a value added tax issue.
Restructuring Charges
In 2013, 2012 and 2011 we recorded $50 ($2 in cost of sales and $48 in selling, general and administrative expense), $75 and $76, respectively, in restructuring charges related to focused reductions of our global workforce and other restructuring initiatives. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth.
Other Income (Expense)
Other expense increased by $8 in 2013 after increasing by $36 in 2012. Net expense in 2013 increased due to lower income from interest and marketable securities, offset by hedge gains and lower interest expense. The decrease in interest expense was due to favorable tax audit resolutions in multiple jurisdictions that resulted in interest expense credits, partially offset by higher interest expense on borrowings. The increase in 2012 was primarily due to reductions of accrued interest expense in 2011 resulting from settlements reached with the United States Internal Revenue Service (IRS).
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
Income Taxes
Our effective income tax rate on earnings was 17.0%, 23.9% and 20.2% in 2013, 2012 and 2011, respectively. The effective income tax rate for 2013 includes income tax benefits relating to favorable audit resolutions in multiple jurisdictions. The effective income tax rate for 2012 includes the net impact of effective settlement of all tax matters through 2004 relating to two German subsidiaries, and adjustment of the estimate of foreign tax credits to the amount shown on the tax return as filed.  The effective income tax rate for 2011 includes the net impact of the settlements with the IRS as described above.
The American Taxpayer Relief Act of 2012 (the Act) was signed on January 2, 2013. The Act provided numerous tax provisions for corporations including an extension of the research tax credit and an extension of certain provisions for companies with significant international operations. The provisions originally expired at

December 31, 2011 but were retroactively extended through December 31, 2013. In 2013 we recorded tax benefits of $13 related to the 2012 research tax credit and other provision of the Act.
Net Earnings
Net earnings in 2013 decreased 22.5% to $1,006. Basic net earnings per share in 2013 decreased 22.0% to $2.66, and diluted net earnings per share in 2013 decreased 22.4% to $2.63. Net earnings in 2012 decreased 3.5% to $1,298. Basic net earnings per share in 2012 decreased 2.0% to $3.41, and diluted net earnings per share in 2012 decreased 1.7% to $3.39.
Reported net earnings in 2013 includes charges for the Rejuvenate, ABG II and Neptune recalls, acquisition and integration related charges related to the Neurovascular, Surpass, Trauson and MAKO acquisitions, additional cost of sales for inventory sold that was "stepped up" to fair value related to the Trauson and MAKO acquisitions, restructuring and related charges, certain charges related to legal and regulatory matters, a donation to an educational institution and benefits associated with the resolution of certain tax matters. Excluding the impact of these items, adjusted net earnings in 2013 increased 3.6% to $1,616 after increasing 7.7% in 2012. Adjusted diluted net earnings per share in 2013 increased 3.9% to $4.23 after increasing 9.4% in 2012.

Non-GAAP Financial Measures
The following reconciles the non-GAAP financial measures: adjusted gross profit; adjusted selling, general and administrative expense; adjusted operating income; adjusted other income/(expense); adjusted net earnings; adjusted effective tax rate; and adjusted diluted net earnings per share; with the most directly comparable GAAP financial measures:

Year Ended December 31, 2013	Gross Profit	Selling, General and Administrative Expenses	Operating Income	Other Income (Expense)	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$6,044	$4,066	$1,256	$(44)	$1,006	17.0%	$2.63
Acquisition and integration related charges
Inventory stepped up to fair value	28	—	28	—	21	0.1	0.06
Other acquisition and integration related	—	(70)	70	—	51	0.3	0.13
Restructuring and related charges	11	(4)	63	—	46	0.3	0.12
Rejuvenate and recall matters	—	(622)	622	—	460	2.0	1.20
Regulatory and legal matters	7	(62)	69	2	63	(0.6)	0.17
Donation	—	(25)	25	—	15	0.3	0.04
Tax matters	—	—	—	(13)	(46)	2.9	(0.12)
ADJUSTED	$6,090	$3,283	$2,133	$(55)	$1,616	22.3%	$4.23

Year Ended December 31, 2012
AS REPORTED	$5,876	$3,466	$1,741	$(36)	$1,298	23.9%	$3.39
Acquisition and integration related charges
Inventory stepped up to fair value	18	—	18	—	13	—	0.03
Other acquisition and integration related	—	(37)	37	—	24	0.3	0.06
Restructuring and related charges	5	—	80	—	59	0.1	0.15
Rejuvenate and recall matters	—	(174)	174	—	133	—	0.35
Regulatory and legal matters	—	(33)	33	—	33	(0.5)	0.09
ADJUSTED	$5,899	$3,222	$2,083	$(36)	$1,560	23.8%	$4.07

Year Ended December 31, 2011
AS REPORTED	$5,496	$3,150	$1,686	$—	$1,345	20.2%	$3.45
Acquisition and integration related charges
Inventory stepped up to fair value	143	—	143	—	97	0.6	0.25
Other acquisition and integration related	—	(66)	66	—	45	0.3	0.12
Restructuring and related charges	—	—	76	—	60	(0.2)	0.16
Regulatory and legal matters	—	(1)	1	—	—	—	—
Tax matters	—	—	—	(27)	(99)	4.7	(0.26)
ADJUSTED	$5,639	$3,083	$1,972	$(27)	$1,448	25.6%	$3.72
The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

13	Dollar amounts in millions except per share amounts or as otherwise specified

FINANCIAL CONDITION AND LIQUIDITY
Operating Activities
Operating cash flow was $1,886 in 2013, an increase of 13.8% and resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, share-based compensation, sale of inventory "stepped up" to fair value at acquisition and deferred income taxes), along with a decrease of $278 in cash paid for income taxes, associated with the timing of cash payments as well as favorable tax audit resolutions in multiple jurisdictions. These increases were partially offset by higher levels of inventory and accounts receivable. The net of accounts receivable, inventory and accounts payable resulted in the consumption of $165 of cash in 2013. Inventory days on hand improved by 1 day due to continued focus on improved inventory management; accounts receivable days sales outstanding remained consistent with 2012.
Operating cash flow was $1,657 in 2012, an increase of 15.6%, and resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, share-based compensation, sale of inventory "stepped up" to fair value at acquisition and deferred income taxes). The net of accounts receivable, inventory and accounts payable consumed $50 of cash in 2012. Inventory reductions contributed $18 of cash as inventory days on hand decreased by 5 days, due to lower inventory levels driven primarily by improved inventory management. Accounts receivable increases from business growth resulted in the consumption of $20 of cash, while accounts receivable days sales outstanding decreased by 3 days due to timing of sales.
Investing Activities
Net investing activities resulted in cash consumption of $2,217, $736 and $2,135 in 2013, 2012 and 2011, respectively, primarily due to acquisitions and capital spending.
Acquisitions. Acquisitions resulted in cash consumption of $2,320 in 2013 and $154 in 2012. In 2013 the cash consumed was primarily for Trauson and MAKO. In 2012 cash consumed was primarily for Surpass for $99 as well as for milestone payments related to previous acquisitions. Cash consumed in 2011 of $2,066 was primarily for the acquisitions of Neurovascular for $1,450; Orthovita for $316; Memometal for $150; and Concentric for $135.
Capital Spending. We manage capital spending to support our business growth. Capital expenditures, primarily to support integration of acquisitions, information technology infrastructure upgrades, capacity expansion, new product introductions, innovation and cost savings, were $195, $210 and $226 in 2013, 2012 and 2011, respectively.
Proceeds from Asset Sales. Proceeds from asset sales contributed $67 of cash in 2011, primarily due to the sale of certain assets related to the OP-1 product family.
Financing Activities
Dividend Payments. Dividends paid per common share increased 24.7% to $1.06 per share in 2013, and increased 18.1% to $0.85 per share in 2012. As a result of the annual increase in dividends paid per share, total dividend payments to common shareholders were $401, $324 and $279 in 2013, 2012 and 2011, respectively.

Short-term and Long-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and overall cost of capital.
In March 2013 we sold $600 million of senior unsecured notes due 2018 (the 2018 Notes) and $400 million of senior unsecured notes due 2043 (the 2043 Notes). The 2018 Notes bear interest at 1.3% per year and mature in April 1, 2018. The 2043 Notes bear interest at 4.1% per year and mature on April 1, 2043. We intend to use the net proceeds from the offering for working capital and other general corporate purposes, including acquisitions, stock repurchases and other business opportunities.
Total debt was $2,764 and $1,762 in 2013 and 2012, respectively.
Share Repurchases. The total use of cash for share repurchases was $317, $108 and $622 in 2013, 2012 and 2011, respectively.
Liquidity
Our cash, cash equivalents and marketable securities were $3,980 and $4,285 at December 31, 2013 and 2012, respectively, and our current assets exceeded current liabilities by $5,678 and $6,272 at December 31, 2013 and 2012, respectively. We anticipate being able to support our short-term liquidity and operating needs, including settlements related to the Rejuvenate and ABG II recalls, from a variety of sources, including cash from operations, commercial paper and existing credit lines. In the past we have also raised funds in the capital markets and may continue to do so from time to time in the future. We have strong short-term and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due.
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
Should additional funds be required we had approximately $1,052 of borrowing capacity available under all of our existing credit facilities at December 31, 2013, including the 2012 Facility.
At December 31, 2013, approximately 78% of our consolidated cash, cash equivalents and marketable securities were held outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States.
We continually evaluate our receivables, particularly in Spain, Portugal, Italy and Greece (the Southern European Region). The total net receivables from the Southern European Region were approximately $199 and $198 at December 31, 2013 and 2012, respectively, including approximately $103 of sovereign

14	Dollar amounts in millions except per share amounts or as otherwise specified receivables in both years. We believe that our current reserves related to receivables are adequate and any additional credit risk associated with the Southern European Region is not expected to have a material adverse impact on our financial position or liquidity. We currently do not have any investments in the sovereign debt instruments of the Southern European Region.  Any non-sovereign exposure in these countries in our investment portfolio is considered immaterial.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
As further described in Note 7 to the Consolidated Financial Statements, as of December 31, 2013 we have recorded charges to earnings totaling $790 representing the minimum of the range of probable loss to resolve the Rejuvenate and ABG II recalls. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $790 to $1,235, before third-party insurance recoveries.  The final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and could have a material adverse effect on our financial position, results of operations and cash flows. We are not able to reasonably estimate the future periods in which payments will be made.
As further described in Note 12 to the Consolidated Financial Statements, as of December 31, 2013 our defined benefit pension plans were underfunded by $175, of which approximately $174 related to plans outside the United States. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset performance, changes in interest rates and the potential for changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate, beyond 2013, the amounts that may be required to fund defined benefit pension plans.
As further described in Note 11 to the Consolidated Financial Statements, as of December 31, 2013 we have recorded a liability for uncertain income tax positions of $204. Due to uncertainties regarding the ultimate resolution of income tax audits, we are not able to reasonably estimate the future periods in which income tax payments to settle these uncertain income tax positions will be made.

Our future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are:

	Payment Period
	2014	2015	2016	2017	2018	After 2018	Total
Short-term and long-term debt	$25	$500	$750	$—	$600	$900	$2,775
Unconditional purchase obligations	479	136	11	6	33	3	668
Operating leases	51	53	33	26	21	38	222
Contributions to defined benefit plans	20	—	—	—	—	—	20
Other	5	5	5	3	2	55	75
	$580	$694	$799	$35	$656	$996	$3,760
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

Determining the useful life of an intangible asset also requires judgment. With the exception of certain trade names, the majority of our acquired intangible assets (e.g., certain trademarks or brands, customer and distributor relationships, patents and technologies) are expected to have determinable useful lives. Our assessment as to the useful lives of these intangible assets is based on a number of factors including competitive environment, market share, trademark and/or brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the trademarks or brands are sold. Our estimates of the useful lives of determinable-lived intangibles are primarily based on these same factors. Determinable-lived intangible assets are amortized to expense over their estimated useful life.

In certain of our acquisitions, we acquire in-process research and development (IPRD) intangible assets. IPRD is considered to be an indefinite-lived intangible asset until such time as the research is completed (at which time it becomes a determinable-lived intangible asset) or determined to have no future use (at which time it is impaired).

The value of indefinite-lived intangible assets and goodwill is not amortized but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We perform our annual impairment test for goodwill in the fourth quarter of each year. We have adopted the provisions of Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, which permits us to consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. In certain circumstances, we may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. In those circumstances we test goodwill for impairment by reviewing the book value compared to the fair value at the reporting unit level. We test individual indefinite-lived intangibles by reviewing the individual book values compared to the fair value.

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

We review our other long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows, which is at the individual asset level or the asset group level. The undiscounted cash flows expected to be generated by the related assets are estimated over their useful life based on updated projections. If the evaluation indicates that the carrying amount of the assets may not be recoverable, any potential impairment is measured based upon the fair value of the related assets or asset group as determined by an appropriate market appraisal or other valuation technique. Assets classified as held for sale, if any, are recorded at the lower of carrying amount or fair value less costs to sell.

Legal and Other Contingencies

We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described in "Other Information" below and in Note 7 to the Consolidated Financial Statements. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred, which could unfavorably affect future operating results. The Company is currently self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
NEW ACCOUNTING PRONOUNCEMENTS
No accounting pronouncements that were issued or became effective during the year have had or are expected to have a material impact on our Consolidated Financial Statements.
OTHER INFORMATION
Hedging and Derivative Financial Instruments
We sell our products throughout the world. As a result, our financial results could be significantly affected by factors such as weak economic conditions or changes in foreign currency exchange rates. Our operating results are primarily exposed to changes in exchange rates among the United States dollar; European currencies, in particular the euro, Swiss franc and the British pound; the Japanese yen; the Australian dollar; and the Canadian dollar. We develop and manufacture products in the United States, China, France, Germany, Ireland, Puerto Rico and Switzerland and incur costs in the applicable local currencies. This worldwide deployment of facilities serves to partially mitigate the impact of currency exchange rate changes on our cost of sales.
We enter into designated and non-designated forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates. These nonfunctional currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies. All forward currency exchange contracts are recorded at their fair value each period, with resulting gains (losses) for non-designated forward contracts and any ineffectiveness measured on designated forward currency exchange contracts included in our Consolidated Statements of Earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income, and reclassified into earnings in the same period during which the hedged transaction affects earnings.
The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. A hypothetical 10% change in foreign currencies relative to the United States dollar would change the December 31, 2013 fair value by approximately $6. We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding forward currency exchange

17	Dollar amounts in millions except per share amounts or as otherwise specified contracts, but we do not anticipate nonperformance by any of our counterparties.
We have certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currency exchange rates. For 2013 the strengthening of foreign currencies relative to the United States dollar increased the value of these investments in net assets and the related foreign currency translation adjustment gain in shareholders' equity by $80 to $306, from $226 as of December 31, 2012.
Legal and Regulatory Matters
In 2010 we received a subpoena from the United States Department of Justice (DOJ) related to the sales and marketing of the OtisKnee device.  The subpoena concerns allegations of violations of Federal laws related to sales of a device not cleared by the United States Food and Drug Administration (FDA).  We continue to discuss the settlement of this matter with the DOJ, but there can be no assurance that we will reach a consensual resolution rather than seeking a resolution through the courts. We have recorded charges totaling $80 related to the above matter, including $47 in the year ended December 31, 2013.

In June 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. As previously announced, we intend to reimburse implanted patients for reasonable and customary costs of testing and treatment services, including any necessary revision surgeries. We continue to work with the medical community to evaluate the data and further understand this matter and the associated costs. The ultimate total cost with respect to this matter will depend on many factors that are difficult to predict with the information received to date and may vary materially based on the number of and actual costs of patients seeking testing and treatment services, the number of and actual costs of patients requiring revision surgeries, the number of and actual costs to settle lawsuits filed against us, and the amount of third-party insurance recoveries.  Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $790 to $1,235, before third-party insurance recoveries.  In the year ended December 31, 2013, we recorded charges to earnings of $600 representing the excess of the $790 minimum of the range over the previously recorded reserves. No contingent gain for third-party insurance recoveries was recorded as of December 31, 2013. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
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

In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The Wisconsin lawsuit was subsequently transferred to the United States District Court in Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment we manufactured and sold and seek damages and permanent injunctions. We have entered into an agreement settling the first lawsuit, with terms as previously disclosed. The second lawsuit involves nine patents related to electrical network communications for hospital beds. The case has been stayed with respect to six of the patents, which are currently under reexamination by the United States Patent Office. With respect to the three remaining patents, Hill-Rom is appealing the trial court's grant of summary judgment in our favor and the ultimate resolution of this particular part of the suit may differ. The ultimate resolution of the entire second suit may have no relation to the resolution of the first suit and cannot be predicted; however, the ultimate result could have a material adverse effect on our financial position, results of operations and cash flows.

In 2010 we received a subpoena from the DOJ related to sales, marketing and regulatory matters related to the Stryker PainPump. We have received requests for certain documents in connection with this investigation. The investigation is ongoing and we are fully cooperating with the DOJ regarding this matter.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We consider our material area of market risk exposure to be exchange rate risk. Quantitative and qualitative disclosures about exchange rate risk are included in the "Other Information" section of Management's Discussion and Analysis of Financial Condition in Item 7, under the caption Other Information - "Hedging and Derivative Financial Instruments".

18	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders of Stryker Corporation:

We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stryker Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 13, 2014 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP
Grand Rapids, Michigan
February 13, 2014

19	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
	2013	2012	2011
Net sales	$9,021	$8,657	$8,307
Cost of sales	2,977	2,781	2,811
Gross profit	6,044	5,876	5,496
Research, development and engineering expenses	536	471	462
Selling, general and administrative expenses	4,066	3,466	3,150
Intangible asset amortization	138	123	122
Restructuring charges	48	75	76
Total operating expenses	4,788	4,135	3,810
Operating income	1,256	1,741	1,686
Other income (expense), net	(44)	(36)	—
Earnings before income taxes	1,212	1,705	1,686
Income taxes	206	407	341
Net earnings	$1,006	$1,298	$1,345

Net earnings per share of common stock:
Basic net earnings per share of common stock	$2.66	$3.41	$3.48
Diluted net earnings per share of common stock	$2.63	$3.39	$3.45

Weighted-average shares outstanding—in millions:
Basic	378.6	380.6	386.5
Net effect of dilutive employee stock options	3.5	2.4	3.0
Diluted	382.1	383.0	389.5
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	—	6.4	7.8

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2013	2012	2011
Net earnings	$1,006	$1,298	$1,345
Unrealized gains (losses) on securities, net of tax (expense) benefit of $1, ($1) and $1, respectively	(4)	4	(2)
Unfunded pension gains (losses), net of tax (expense) benefit of ($15), $25 and ($8), respectively	20	(69)	12
Unrealized gains on designated hedges, net of tax expense of $4, $0 and $0, respectively	7	—	—
Foreign currency translation adjustments	80	50	(20)
Total other comprehensive income (loss)	103	(15)	(10)
Comprehensive income	$1,109	$1,283	$1,335

See accompanying notes to Consolidated Financial Statements.

20	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$1,339	$1,395
Marketable securities	2,641	2,890
Accounts receivable, less allowance of $72 ($58 in 2012)	1,518	1,430
Inventories
Materials and supplies	227	202
Work in process	85	71
Finished goods	1,110	992
Total inventories	1,422	1,265
Deferred income taxes	880	811
Prepaid expenses and other current assets	535	357
Total current assets	8,335	8,148
Property, plant and equipment
Land, buildings and improvements	686	625
Machinery and equipment	1,811	1,607
Total property, plant and equipment	2,497	2,232
Less allowance for depreciation	1,416	1,284
Net property, plant and equipment	1,081	948
Other assets
Goodwill	3,844	2,142
Other intangibles, net	1,989	1,424
Other	494	544
Total assets	$15,743	$13,206

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	314	288
Accrued compensation	535	467
Income taxes	131	70
Dividend payable	115	101
Accrued expenses and other liabilities	1,537	934
Current maturities of debt	25	16
Total current liabilities	2,657	1,876
Long-term debt, excluding current maturities	2,739	1,746
Other liabilities	1,300	987
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 378 million shares (380 million in 2012)	38	38
Additional paid-in capital	1,160	1,098
Retained earnings	7,617	7,332
Accumulated other comprehensive income	232	129
Total shareholders' equity	9,047	8,597
Total liabilities & shareholders' equity	$15,743	$13,206

See accompanying notes to Consolidated Financial Statements.

21	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2011	$39	$964	$6,017	$154	$7,174
Net earnings			1,345		1,345
Other comprehensive loss				(10)	(10)
Issuance of 1.6 million shares of common stock under stock option and benefit plans, including $6 excess income tax benefit		13			13
Repurchase and retirement of 11.8 million shares of common stock	(1)	(30)	(591)		(622)
Share-based compensation		75			75
Cash dividends declared of $0.7525 per share of common stock			(292)		(292)
Balances at December 31, 2011	38	1,022	6,479	144	7,683
Net earnings			1,298		1,298
Other comprehensive loss				(15)	(15)
Issuance of 1.5 million shares of common stock under stock option and benefit plans, including $1 excess income tax benefit		7			7
Repurchase and retirement of 2.1 million shares of common stock		(6)	(102)		(108)
Share-based compensation		75			75
Cash dividends declared of $0.9025 per share of common stock			(343)		(343)
Balances at December 31, 2012	38	1,098	7,332	129	8,597
Net earnings			1,006		1,006
Other comprehensive income				103	103
Issuance of 2.1 million shares of common stock under stock option and benefit plans, including $6 excess income tax benefit		(1)			(1)
Repurchase and retirement of 4.8 million shares of common stock		(13)	(304)		(317)
Share-based compensation		76			76
Cash dividends declared of $1.10 per share of common stock			(417)		(417)
Balances at December 31, 2013	$38	$1,160	$7,617	$232	$9,047

See accompanying notes to Consolidated Financial Statements.

22	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2013	2012	2011
Operating activities
Net earnings	$1,006	$1,298	$1,345
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	169	154	160
Intangible asset amortization	138	123	122
Share-based compensation	76	75	75
Restructuring charges	50	75	76
Sale of inventory stepped up to fair value at acquisition	28	18	143
Deferred income tax benefit	23	(39)	(164)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(89)	(20)	(152)
Inventories	(77)	18	(166)
Accounts payable	1	(48)	44
Accrued expenses and other liabilities	657	180	158
Income taxes	(124)	(159)	(95)
Other	28	(18)	(112)
Net cash provided by operating activities	1,886	1,657	1,434

Investing activities
Acquisitions, net of cash acquired	(2,320)	(154)	(2,066)
Purchases of marketable securities	(4,558)	(3,480)	(6,779)
Proceeds from sales of marketable securities	4,856	3,108	6,869
Purchases of property, plant and equipment	(195)	(210)	(226)
Proceeds from sales of property, plant and equipment	—	—	67
Net cash used in investing activities	(2,217)	(736)	(2,135)

Financing activities
Proceeds from borrowings	369	178	178
Payments on borrowings	(355)	(182)	(190)
Proceeds from issuance of long-term debt, net	991	—	749
Dividends paid	(401)	(324)	(279)
Repurchase and retirement of common stock	(317)	(108)	(622)
Other	13	(13)	3
Net cash provided by (used in) financing activities	300	(449)	(161)

Effect of exchange rate changes on cash and cash equivalents	(25)	18	9
Change in cash and cash equivalents	(56)	490	(853)

Cash and cash equivalents at beginning of year	1,395	905	1,758
Cash and cash equivalents at end of year	$1,339	$1,395	$905

Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$321	$599	$574

See accompanying notes to Consolidated Financial Statements.

23	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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
Research, Development and Engineering Expenses: Research and development costs are charged to expense as incurred. Costs include research, development and engineering activities relating to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of customers and patients. Costs primarily consist of salaries, wages, consulting and depreciation and maintenance of research facilities and equipment.
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
Marketable Securities: Marketable securities consist of marketable debt securities, certificates of deposit and mutual funds. Mutual funds are acquired to offset changes in certain liabilities related to deferred compensation arrangements and are expected to be used to settle these liabilities. Pursuant to our investment policy, all individual marketable security investments must have a minimum credit quality of single A (per Standard & Poor’s and Fitch) and A2 (per Moody’s Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (per Standard & Poor’s and Fitch) or Aa (per Moody’s Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable security investment portfolio. Our marketable securities are classified as available-for-sale and trading securities.
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

contracts. With the exception of our long-term debt, which is discussed in further detail in Note 8, our estimates of fair value for financial instruments approximate their carrying amounts as of December 31, 2013 and 2012.
All marketable securities are recognized at fair value. Adjustments to the fair value of marketable securities that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive income (AOCI) in shareholders’ equity and adjustments to the fair value of marketable securities that are classified as trading are recorded in earnings. The amortized cost of marketable debt securities is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method. Such amortization is included in other income (expense) along with interest and realized gains and losses. The cost of securities sold is determined by the specific identification method.
We review declines in the fair value of our investments classified as available-for-sale for impairment to determine whether the decline in fair value is an other-than-temporary impairment. The resulting losses from other-than-temporary impairments of available-for-sale marketable securities are included in earnings.
Derivatives: All derivatives are recognized at fair value. We enter into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. These nonfunctional currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies. All forward currency exchange contracts are recorded at their fair value each period, with resulting gains (losses) included in earnings.
Forward currency exchange contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. Changes in value of derivatives designated as cash flow hedges are recorded in AOCI on the consolidated balance sheets until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified into earnings and is included in other income (expense) or cost of goods sold in the consolidated statements of earnings, depending on the underlying transaction that is being hedged.
In December 2011 the Financial Accounting Standards Board (FASB) issued accounting guidance related to disclosures on offsetting assets and liabilities on the balance sheet. This accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions executed under a master netting or similar arrangement and enables users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This accounting guidance was effective for the Company beginning in 2013. We have elected to report our derivative instruments on a gross basis.
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation is generally computed by the straight-line method over the estimated useful lives of 3 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment.
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
The fair values of other identifiable intangible assets are primarily determined using the income approach. Other intangible assets include, but are not limited to, developed technology, customer and distributor relationships (which reflect expected continued customer or distributor patronage) and trademarks and patents. Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives of 4 to 40 years. Certain acquired trade names are considered to have indefinite lives and are not amortized, but are assessed annually for potential impairment as described below.
In certain of our acquisitions, we acquire in-process research and development (IPRD) intangible assets. IPRD is considered to be an indefinite-lived intangible asset until such time as the research is completed (at which time it becomes a determinable-lived intangible asset) or determined to have no future use (at which time it is impaired).
Goodwill, Intangibles and Long-Lived Asset Impairment Tests: We perform our annual impairment test for goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. In certain circumstances, we may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. Indefinite-lived intangible assets are also tested at least annually for impairment by comparing the individual carrying values to the fair value.
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
Stock Options: At December 31, 2013, we had long-term incentive plans that are described more fully in Note 9 to the Consolidated Financial Statements, under which stock options are granted to key employees and non-employee directors. We measure the cost of employee stock options based on the grant-date fair value and recognize that cost using the straight-line method over the period during which a recipient is required to provide services in exchange for the options, typically the vesting period. The weighted-average fair value per share of options granted during 2013, 2012 and 2011, estimated on the date of grant using the Black-Scholes option pricing model, was $15.24, $13.36, and $17.14, respectively. The fair value of options granted was estimated using the following weighted-average assumptions:

	2013	2012	2011
Risk-free interest rate	1.3%	1.3%	2.9%
Expected dividend yield	1.9%	1.5%	1.4%
Expected stock price volatility	27.9%	27.6%	26.9%
Expected option life	7.1 years	7.1 years	6.9 years
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

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Changes in and reclassifications out of AOCI, net of tax, for the years ended December 31, 2013 and 2012 were:

	Marketable Securities Unrealized Gain (Loss)		Defined Benefit Pension Plans		Unrecognized Gain (Loss) on Hedge		Foreign Currency Translation		Total AOCI
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Beginning balance	$4	$—	$(101)	$(32)	$—	$—	$226	$176	$129	$144
OCI before reclassifications	17	40	15	(70)	12	—	80	50	124	20
Amounts reclassified from AOCI	(21)	(36)	5	1	(5)	—	—	—	(21)	(35)
Net current-period OCI	(4)	4	20	(69)	7	—	80	50	103	(15)
Ending Balance	$—	$4	$(81)	$(101)	$7	$—	$306	$226	$232	$129

26	Dollar amounts in millions except per share amounts or as otherwise specified

Items reclassified out of AOCI into earnings for the years ended December 31, 2013 and 2012 were:

	Year ended December 31, 2013		Year ended December 31, 2012
Detail of AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Consolidated Statements of Earnings	Amount Reclassified from AOCI	Affected Line Item in the Consolidated Statements of Earnings

Unrealized gains on available-for-sale marketable securities	$(21)	Other (income) expense	$(37)	Other (income) expense
	—	Income tax expense	1	Income tax expense
	$(21)	Net of tax	$(36)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$7	Cost of sales	$2	Cost of sales
	(2)	Income tax benefit	(1)	Income tax benefit
	$5	Net of tax	$1	Net of tax

Unrealized gain (loss) on hedge	$(9)	Other (income) expense	$—	Other (income) expense
	4	Income tax expense	—	Income tax expense
	$(5)	Net of tax	$—	Net of tax

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
When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2012 and December 31, 2013. The fair value of our Level 3 assets and liabilities are calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 assets may also be based on sale prices of similar assets. Our fair value calculations take into consideration our credit risk and that of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument. We did not change our valuation techniques used in measuring the fair value of any financial assets and liabilities during the year.
Our valuation of our assets and liabilities measured at fair value at December 31, 2013 and 2012:

	Total		(Level 1)		(Level 2)		(Level 3)
	2013	2012	2013	2012	2013	2012	2013	2012
Assets:
Cash and cash equivalents	$1,339	$1,395	$1,339	$1,395	$—	$—	$—	$—
Available-for-sale marketable securities
Corporate and asset-backed debt securities	1,177	1,280	—	—	1,177	1,280	—	—
Foreign government debt securities	845	848	—	—	845	848	—	—
United States agency debt securities	211	288	—	—	211	288	—	—
United States treasury debt securities	350	343	—	—	350	343	—	—
Certificates of deposit	53	114	—	—	53	114	—	—
Other	5	17	—	—	5	17	—	—
Total available-for-sale marketable securities	2,641	2,890	—	—	2,641	2,890	—	—
Trading marketable securities	72	57	72	57	—	—	—	—
Foreign currency exchange forward contracts	25	3	—	—	25	3	—	—
	$4,077	$4,345	$1,411	$1,452	$2,666	$2,893	$—	$—
Liabilities:
Deferred compensation arrangements	$72	$57	$72	$57	$—	$—	$—	$—
Contingent consideration	59	103	—	—	—	—	59	103
Foreign currency exchange forward contracts	2	1	—	—	2	1	—	—
	$133	$161	$72	$57	$2	$1	$59	$103

27	Dollar amounts in millions except per share amounts or as otherwise specified

The following is a rollforward of our assets and liabilities measured at fair value using unobservable inputs (Level 3):

	Total		Corporate and Asset-Backed Debt Securities		Contingent Consideration

	2013	2012	2013	2012	2013	2012
Balance at the beginning of the period	$(103)	$(114)	$—	$1	$(103)	$(115)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Gains or (losses) included in earnings	5	6	—	—	5	6
Sales	—	(1)	—	(1)	—	—
Settlements	39	39	—	—	39	39
Other	—	(33)	—	—	—	(33)
Balance at the end of the period	$(59)	$(103)	$—	$—	$(59)	$(103)
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
The following presents quantitative information about the inputs and valuation methodologies we use for material fair value measurements classified in Level 3:

				Probability Range (Weighted Average)
	Fair Value	Valuation Technique	Unobservable Input	Minimum	Maximum	Weighted Average
Contingent consideration	$59	Discounted cash flow	Probability of occurrence	85	100	95
The following is a summary of our marketable securities:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	2013	2012	2013	2012	2013	2012	2013	2012
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$1,177	$1,277	$1	$4	$(1)	$(1)	$1,177	$1,280
Foreign government debt securities	846	846	—	2	(1)	—	845	848
United States agency debt securities	211	288	—	—	—	—	211	288
United States treasury debt securities	350	343	—	—	—	—	350	343
Certificates of deposit	53	114	—	—	—	—	53	114
Other	5	17	—	—	—	—	5	17
Total available-for-sale marketable securities	$2,642	$2,885	$1	$6	$(2)	$(1)	2,641	2,890
Trading marketable securities							72	57
Total marketable securities							$2,713	$2,947
Reported as:
Current assets-marketable securities							$2,641	$2,890
Noncurrent assets-other							72	57
							$2,713	$2,947
The unrealized losses on our available-for-sale marketable securities were primarily caused by increases in yields as a result of changing conditions in the global credit markets. While some of these investments have been downgraded by rating agencies since their initial purchase, less than 1% of our investments in available-for-sale marketable securities had a credit quality rating of less than single A (per Standard & Poors and Fitch) and A2 (per Moody's). Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2013.

The cost and estimated fair value of available-for-sale marketable securities at December 31, 2013 by contractual maturity are:

	Cost	Estimated Fair Value
Due in one year or less	$425	$424
Due after one year through three years	1,989	1,989
Due after three years	228	228
	$2,642	$2,641

28	Dollar amounts in millions except per share amounts or as otherwise specified

The gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2013, are as follows:

		Corporate and Asset-Backed Debt Securities			Foreign Government Debt Securities			United States Agency Debt Securities			Other			Total
		Less Than 12 Months	Greater Than 12 Months	Total	Less Than 12 Months	Greater Than 12 Months	Total	Less Than 12 Months	Greater Than 12 Months	Total	Less Than 12 Months	Greater Than 12 Months	Total	Less Than 12 Months	Greater Than 12 Months	Total
Number of investments	2013	256	6	262	102	9	111	40	1	41	163	21	184	561	37	598
	2012	216	—	216	67	—	67	27	—	27	15	—	15	325	—	325
Fair value	2013	$478	$22	$500	$538	$77	$615	$164	$9	$173	$25	$2	$27	$1,205	$110	$1,315
	2012	425	—	425	324	—	324	87	—	87	27	—	27	863	—	863
Unrealized losses	2013	1	—	1	1	—	1	—	—	—	—	—	—	2	—	2
	2012	1	—	1	—	—	—	—	—	—	—	—	—	1	—	1
Interest and marketable securities income totaled $24, $47 and $34 in 2013, 2012, and 2011, respectively, and is included in other income (expense).
NOTE 4 - DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Our international activities expose us to the risks related to the effects of changes in foreign currency exchange rates. We use operational and economic hedges as well as foreign currency exchange forward contracts to manage the impact of currency exchange on earnings and cash flow. At the inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. We do not enter into currency exchange derivative instruments for speculative purposes.
The gross notional amount of all currency exchange rate derivative instruments outstanding were $2,344 and $1,352 at December 31, 2013 and 2012, respectively. The aggregate currency exchange rate gains (losses) were $3, ($7) and ($3) for the years ended December 31, 2013, 2012 and 2011. These gains (losses) represent the net impact to the consolidated statement of earnings for the derivative instruments discussed below.
We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding forward currency exchange contracts but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument. The maximum term of the forward currency exchange contracts at December 31, 2013 and 2012 were 546 days and 183 days.
Derivative Instruments Not Designated as Hedges
Derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related changes in value of foreign currency denominated assets and liabilities. The estimated fair value of our forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points.
The gross notional amount of all non-designated currency exchange rate derivative instruments outstanding were $2,000 and $1,352 at December 31, 2013 and 2012, respectively. For the years ended December 31, 2013, 2012 and 2011, recognized foreign currency transaction gains (losses) included in other income (expense) in earnings were ($6), ($7), and ($3) , respectively.
Derivative Instruments Designated as Hedges
In 2013 we implemented a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings. These foreign exchange contracts generally have maturities up to eighteen months. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into other income (expense) or cost of sales within earnings in the same period during which the hedged transaction affects earnings. In 2013 a gain of $9 was reclassified from AOCI to earnings relating to the discontinuance of certain cash flow hedges, as we now consider it probable that the original forecasted transactions will not occur. The gross notional amount of designated currency exchange rate derivative instruments outstanding were $344 at December 31, 2013. Cash flows associated with these instruments are included in cash from operations in the same category as the cash flows from the items being hedged.
The fair value amounts are presented on a gross basis in the balance sheet and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not for the years ended December 31, 2013 and 2012, as follows:

29	Dollar amounts in millions except per share amounts or as otherwise specified

	December 31, 2013				December 31, 2012
	Prepaid expenses and other current assets	Other Assets- Noncurrent	Accrued expenses and other current liabilities	Other Liabilities – Noncurrent	Prepaid expenses and other current assets	Other Assets- Noncurrent	Accrued expenses and other current liabilities	Other Liabilities – Noncurrent
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$11	$1	$1	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	10	3	1	—	3	—	1	—
Total derivative instruments	$21	$4	$2	$—	$3	$—	$1	$—
The amount and location of gains in the consolidated statements of earnings and amounts recorded in AOCI related to the derivative instruments designated as hedges for the year ended December 31, 2013 were:

	Amount of gain reported as a component of AOCI on derivatives, net of tax (effective portion)	Amount of pre-tax gain reclassified from AOCI into income (effective portion)	Amount of pre-tax gain recognized in other income (expense) (ineffective portion and amount excluded from effectiveness testing)
Foreign exchange contracts	$8	$—	$9
At December 31, 2013, deferred pretax gains on derivatives designated as hedges of $12, which are recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases.
NOTE 5 - ACQUISITIONS
In December 2013 we announced our intent to acquire Patient Safety Technologies, Inc. (PST) for an aggregate purchase price of approximately $120. PST conducts its business through its wholly owned subsidiary, SurgiCount Medical, Inc. PST’s proprietary Safety-Sponge® System and SurgiCount 360™ compliance software help prevent Retained Foreign Objects in the operating room. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2014. The acquisition of PST is expected to enhance our product offerings within our MedSurg segment.
In December 2013 we acquired MAKO Surgical Corp. (MAKO) for an aggregate purchase price of approximately $1,679. The acquisition of MAKO, combined with our strong history in joint reconstruction, capital equipment (operating room integration and surgical navigation) and surgical instruments, will help further advance the growth of robotic assisted surgery. Our combined expertise offers the potential to simplify joint reconstruction procedures, reduce variability and enhance the surgeon and patient experience. The acquisition of MAKO enhances our product offerings within our Reconstructive segment. Intangible assets acquired with MAKO will be amortized over a weighted-average life of 9 years, except for the trade name that is deemed to have an indefinite life. IPRD is considered to be an indefinite-lived intangible asset until such time as the research is completed (at which time it becomes a determinable-lived intangible asset) or determined to have no future use (at which time it is impaired).
In March 2013 we acquired Trauson Holdings Company Limited (Trauson) for a total consideration of $751. The acquisition of Trauson enhances our product offerings, primarily within our Reconstructive segment, broadens our presence in China and enables us to expand into the fast growing value segment of the emerging markets. Intangible assets acquired with Trauson will be amortized over a weighted-average life of 15 years, except for the trade name that is deemed to have an indefinite life. IPRD is considered to be an indefinite-lived intangible asset until such time as the research is completed (at which time it becomes a determinable-lived intangible asset) or determined to have no future use (at which time it is impaired).
The purchase price allocations for the MAKO and Trauson acquisitions were based upon preliminary valuations, and our estimates and assumptions are subject to change within the measurement period as the valuations are finalized. Management is currently in the process of verifying data and finalizing information related to the MAKO valuation and recording of identifiable intangible assets, deferred income taxes and the corresponding effect on the value of goodwill. For the Trauson acquisition, the measurement period has been completed; revisions to our original estimates include an increase to customer relationship intangible assets of $40, an increase to liabilities of $14, and a reduction to goodwill of $31.
In November 2012 we acquired Surpass Medical, Ltd. (Surpass) for $100, with an additional $35 to be paid upon the completion of certain milestones. Surpass develops and commercializes next-generation flow diversion stent technology to treat brain aneurysms using

30	Dollar amounts in millions except per share amounts or as otherwise specified a unique mesh design and delivery system. The acquisition of Surpass enhances our product offerings within our Neurotechnology and Spine segment. Intangible assets acquired with Surpass will be amortized over a weighted-average life of 15 years. IPRD is considered to be an indefinite-lived intangible asset until such time as the research is completed (at which time it becomes a determinable-lived intangible asset) or determined to have no future use (at which time it is impaired). The measurement period for Surpass was completed in the fourth quarter of 2013; revisions to our original estimates include a reduction to developed technology of $18, a reduction to IPRD of $26, and an increase to goodwill of $27.
The effects of all the acquisitions described above are included in our Consolidated Financial Statements prospectively from the date of acquisition. Pro forma consolidated results of operations for the years ended December 31, 2013 and 2012 would not differ significantly as a result of these acquisitions.
The allocation of the purchase price to the acquired net assets of the acquisitions described above are as follows:

	2013	2013	2012
	MAKO	Trauson	Surpass
Purchase price paid	$1,679	$751	$100
Contingent consideration	—	—	33
Total purchase consideration	$1,679	$751	$133

Tangible assets acquired:
Inventory	50	43	2
Other assets	174	163	1
Liabilities	(277)	(87)	(28)
Identifiable intangible assets:
Customer relationship	91	112	—
Trade name	24	34	—
Developed technology	231	31	45
In-process research & development	169	5	19

Goodwill	1,217	450	94
	$1,679	$751	$133
NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS
We completed our annual impairment tests of goodwill in 2013 and 2012 and concluded in each year that no impairments exist. The changes in the net carrying value of goodwill by segment are as follows:

	Reconstructive	MedSurg	Neurotechnology and Spine	Total
Balance as of January 1, 2012	$685	$510	$877	$2,072
Goodwill acquired	8	—	67	75
Foreign currency translation effects and other	(2)	3	(6)	(5)
Balance as of December 31, 2012	691	513	938	2,142
Goodwill acquired	1,559	2	108	1,669
Transfers	(17)	(9)	26	—
Foreign currency translation effects and other	(6)	—	39	33
Balance as of December 31, 2013	$2,227	$506	$1,111	$3,844
Measurement period adjustments that reflect changes to goodwill for acquisitions completed in a previous year are included in "Foreign currency translation effects and other."
The following is a summary of our other intangible assets:

	Gross Carrying Amount		Less Accumulated Amortization		Net Carrying Amount
	2013	2012	2013	2012	2013	2012
Intangible assets:
Developed technologies	$1,450	1,069	$380	282	$1,070	787
Customer relationships	677	563	189	147	488	416
Patents	238	230	190	182	48	48
Trademarks	127	69	34	31	93	38
In-process research and development	223	86	—	—	223	86
Other	118	105	51	56	67	49
	$2,833	$2,122	$844	$698	$1,989	$1,424

31	Dollar amounts in millions except per share amounts or as otherwise specified

The estimated amortization expense for each of the next five years is as follows:

	2014	2015	2016	2017	2018
Estimated amortization expense	$167	$163	$162	$158	$156
NOTE 7 - CONTINGENCIES AND COMMITMENTS
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred, which could unfavorably affect future operating results. The Company is currently self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

In 2010 we received a subpoena from the United States Department of Justice (DOJ) related to the sales and marketing of the OtisKnee device.  The subpoena concerns allegations of violations of federal laws related to sales of a device not cleared by the United States Food and Drug Administration (FDA).  We continue to discuss the settlement of this matter with the DOJ, but there can be no assurance that we will reach a consensual resolution rather than seeking a resolution through the courts. We have recorded charges totaling $80 related to the above matter, including $47 in the year ended December 31, 2013.

In June 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. As previously announced, we intend to reimburse implanted patients for reasonable and customary costs of testing and treatment services, including any necessary revision surgeries. We continue to work with the medical community to evaluate the data and further understand this matter and the associated costs. The ultimate total cost with respect to this matter will depend on many factors that are difficult to predict with the information received to date and may vary materially based on the number of and actual costs of patients seeking testing and treatment services, the number of and actual costs of patients requiring revision surgeries, the number of and actual costs to settle lawsuits filed against us, and the amount of third-party insurance recoveries.  Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $790 to $1,235, before third-party insurance recoveries.  In the year ended December 31, 2013, we recorded charges to earnings of $600 representing the excess of the $790 minimum of the range over the previously recorded reserves. No contingent gain for third-party insurance recoveries was recorded as of December 31, 2013. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

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

In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The Wisconsin lawsuit was subsequently transferred to the United States District Court in Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment we manufactured and sold and seek damages and permanent injunctions. We have entered into an agreement settling the first lawsuit, with terms as previously disclosed. The second lawsuit involves nine patents related to electrical network communications for hospital beds. The case has been stayed with respect to six of the patents, which are currently under reexamination by the United States Patent Office. With respect to the three remaining patents, Hill-Rom is appealing the trial court's grant of summary judgment in our favor and the ultimate resolution of this particular part of the suit may differ. The ultimate resolution of the entire second suit may have no relation to the resolution of the first suit and cannot be predicted; however, the ultimate result could have a material adverse effect on our financial position, results of operations and cash flows.

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

Purchase Commitments and Operating Leases
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. In addition, we lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Future commitments under these obligations and minimum lease commitments under these leases are:

	2014	2015	2016	2017	2018	Thereafter
Purchase obligations	$479	$136	$11	$6	$33	$3
Minimum lease payments	51	53	33	26	21	38
Rent expense totaled $100, $98 and $96 in 2013, 2012 and 2011, respectively.
NOTE 8 - DEBT AND CREDIT FACILITIES
Our debt is summarized as follows:

		December 31
		2013	2012
Senior unsecured notes:
Rate	Due
3.00%	January 15, 2015	$500	$500
4.38%	January 15, 2020	498	497
2.00%	September 30, 2016	749	749
1.30%	April 1, 2018	598	—
4.10%	April 1, 2043	394	—
Other		25	16
Total debt		2,764	1,762
Less current maturities		(25)	(16)
Total Long-term Debt		$2,739	$1,746
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
In August 2012 we refinanced our credit facility with a new $1,000 Unsecured Revolving Credit Facility due August 2017 (2012 Facility). The 2012 Facility replaced the previously outstanding $1,000 Unsecured Credit Facility due in August 2013. The 2012 Facility includes an increase option permitting us to increase the size of the facility up to an additional $500, a $500 multicurrency sublimit (with no sublimit for euro borrowings) and a $100 letter of credit sublimit. The 2012 Facility has an annual facility fee ranging from 5 to 22.5 basis points and bears interest at LIBOR, as defined in the 2012 Facility agreement, plus an applicable margin ranging from 57.5 to 127.5 basis points, both of which are dependent on our credit ratings. The 2012 Facility requires us to comply with certain financial and other covenants. We were in compliance with all covenants at December 31, 2013.
In September 2011 we sold $750 of unsecured notes due September 2016 (the 2016 Notes). The 2016 Notes bear interest at 2.00% per year and, unless previously redeemed, will mature on September 30, 2016. We received net proceeds of $749, net of an offering discount of $1.
On July 15, 2011 we entered into a commercial paper program (the Program) under which we may issue, on a private placement basis, unsecured commercial paper notes (the Notes) up to a maximum aggregate amount outstanding at any time of $500.  We may issue the Notes under the Program from time to time. The net proceeds from the sale of the Notes will be used for general corporate purposes. The Program contains customary representations, warranties, covenants and indemnification provisions. The maturities of the Notes will vary but may not exceed 397 days, and the Notes must be in a minimum denomination of $0.25. The Notes will be sold at a discount from par or, alternatively, will be sold at par and bear interest at either a fixed or floating rate that will vary based upon market conditions at the time of the issuance of the Notes. The interest on a floating rate Note may be (a) the CD rate, (b) the commercial paper rate, (c) the federal funds rate, (d) the LIBOR rate, (e) the prime rate, (f) the treasury rate or (g) such other base rate as may be specified at the time of issuance.   The Notes will not be redeemable prior to maturity or be subject to voluntary prepayment. As of December 31, 2013, no Notes had been issued under the Program.
In addition, we have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At December 31, 2013, we had $1,052 of borrowing capacity available under all of our existing credit facilities.
The weighted-average interest rate, excluding required fees, for all borrowings was 2.9% at December 31, 2013. At December 31, 2013, total unamortized debt issuance costs incurred in connection with our unsecured notes were $16. The fair value of debt (including current maturities) at December 31, 2013 and December 31, 2012 was $2,790 and $1,866, respectively, based on the quoted interest rates for similar types and amounts of borrowing agreements.
Interest expense, including required fees incurred on outstanding debt and credit facilities, which is included in other income (expense), totaled $83, $63, and $56 in 2013, 2012 and 2011, respectively. Cash interest paid on debt, including required fees, was $88, $55, and $39 in 2013, 2012 and 2011, respectively.

33	Dollar amounts in millions except per share amounts or as otherwise specified

NOTE 9 - CAPITAL STOCK
In February 2013 we declared a quarterly dividend of $0.265 per share, payable April 30, 2013 to shareholders of record at the close of business on March 28, 2013. In April 2013 we declared a quarterly dividend of $0.265 per share, payable July 31, 2013 to shareholders of record at the close of business on June 28, 2013. In July 2013 we declared a quarterly dividend of $0.265 per share, payable October 31, 2013 to shareholders of record at the close of business on September 30, 2013. In December 2013 we declared a quarterly dividend of $0.305 per share, payable January 31, 2014 to shareholders of record at the close of business on December 31, 2013.

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

During the year ended December 31, 2013 we repurchased 1.4 million shares at a cost of $95 under the 2010 Repurchase Program and 3.4 million shares at a cost of $222 under the 2011 Repurchase Program. As of December 31, 2013, the 2010 Repurchase Program was complete and the maximum dollar value of shares that may yet be purchased under the 2011 Repurchase Program was $278. We had made no repurchases pursuant to the 2012 Repurchase Program at December 31, 2013. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.  At December 31, 2013, the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $683.

Shares reserved for future compensation grants of Stryker common stock were 23 million and 29 million at December 31, 2013 and 2012.
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

A summary of 2013 stock option activity is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding January 1	19.7	$52.23
Granted	3.1	64.11
Exercised	(5.0)	47.96
Canceled	(0.8)	57.75
Outstanding December 31	17.0	$55.35	5.5	$337.4
Exercisable December 31	10.1	$53.77	3.9	$216.7
Options expected to vest	6.5	$57.47	7.9	$114.0
The aggregate intrinsic value, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, of options exercised during the years ended December 31, 2013, 2012 and 2011 was $97, $52 and $69, respectively. Exercise prices for options outstanding at December 31, 2013 ranged from $37.86 to $67.80. At December 31, 2013, there was $65 of unrecognized compensation cost related to nonvested stock options granted under the long-term incentive plans; that cost is expected to be recognized over the weighted-average period of 1.6 years.
Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)
We grant RSUs to key employees and non-employee directors and PSUs to certain key employees under our long-term incentive plans. The fair value of RSUs is determined based on the number of shares granted and the closing quoted price of our common stock on the day prior to the date of grant, adjusted for the fact that RSUs do not include anticipated dividends. RSUs generally vest in one-third increments over a three-year period and are settled in stock. PSUs are earned over a three-year performance cycle and vest in March of the year following the end of that performance cycle. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established goals during that three-year performance cycle. The fair value of PSUs is determined based on the closing quoted price of our common stock on the day prior to the date of grant.

A summary of 2013 RSU and PSU activity is as follows:

	Shares (in millions)		Weighted Average Grant date Fair value
	RSUs	PSUs	RSUs	PSUs
Nonvested at January 1	1.5	0.2	$52.53	$54.78
Granted	0.8	0.1	60.81	64.01
Vested	(0.7)	—	52.92	—
Canceled	(0.1)	—	54.80	—
Nonvested at December 31	1.5	0.3	$56.19	$58.10

At December 31, 2013 there was $50 of unrecognized compensation cost related to nonvested RSUs; that cost is expected to be recognized as expense over the weighted-average period of 1.0 year. The weighted-average grant date fair value per share of RSUs granted in 2013 and 2012 was $60.81 and $50.90, respectively. The fair value of RSUs vested in 2013 was $35. At

34	Dollar amounts in millions except per share amounts or as otherwise specified

December 31, 2013, there was $7 of unrecognized compensation cost related to nonvested PSUs; that cost is expected to be recognized as expense over the weighted-average period of 1.0 year.
Employee Stock Purchase Plans (ESPP)
Full-time and part-time employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 95% of the closing stock price on the last trading day of a purchase period. During 2013 and 2012, we issued 163,533 and 196,267 shares, respectively, under the ESPP.

NOTE 10 - RESTRUCTURING CHARGES
In 2013, 2012 and 2011 we recorded $50 ($2 in cost of sales and $48 in selling, general and administrative expense), $75 and $76, respectively, in restructuring charges related to focused reductions of our global workforce and other restructuring initiatives. The targeted reductions and other restructuring activities were initiated to provide efficiencies and realign resources as well as to allow for continued investment in strategic areas and drive growth.
For the years ended December 31, 2013 and 2012 we recorded $22 and $40, respectively, in severance and related costs and $25 and $32, respectively, in contractual and other obligations, as certain of our restructuring actions resulted in the discontinued use of specific assets and the exit of certain lease and other commitments. In both 2013 and 2012 we also recorded $3 in agent conversion expense. Our current restructuring actions were completed at the end of 2013, and we expect that the related cash payments will be substantially completed by the end of the first quarter of 2014.
A summary of our restructuring liability balance and full-year restructuring activity is as follows:

	Total			Agent Conversions			Severance and Related Costs			Contractual Obligations and Other
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
January 1 Balance	$40	$28	$3	$5	$9	$—	$20	$10	$1	$15	$9	$2
Charges to earnings	50	75	76	3	3	6	22	40	38	25	32	32
Cash paid	(54)	(59)	(29)	(6)	(7)	—	(30)	(32)	(29)	(18)	(20)	—
Other adjustments	(16)	(4)	(22)	—	—	3	(2)	2	—	(14)	(6)	(25)
December 31 Balance	$20	$40	$28	$2	$5	$9	$10	$20	$10	$8	$15	$9
NOTE 11 - INCOME TAXES
Earnings before income taxes consisted of:

	2013	2012	2011
United States	$193	$591	$613
International	1,019	1,114	1,073
	$1,212	$1,705	$1,686
Income taxes consisted of:

	2013	2012	2011
Current income tax expense
United States federal	$79	$227	$100
United States state and local	29	41	33
International	75	178	372
Total current income tax expense	183	446	505
Deferred income tax expense (benefit)
United States federal	(52)	(12)	(16)
United States state and local	(4)	(9)	(9)
International	79	(18)	(139)
Total deferred income tax benefit	23	(39)	(164)
Total income tax expense	206	407	341

Interest expense and penalties included in other income (expense)	$12	$(4)	$36
In 2013 we recorded income tax benefits related to favorable audit resolutions in multiple jurisdictions. In 2011 we recorded an income tax benefit related to a favorable settlement with the United States Internal Revenue Service (IRS) regarding its proposed adjustment to our previously filed 2003 through 2007 income tax returns related to income tax positions we had taken for our cost sharing arrangements with two wholly-owned entities operating in Ireland, and we recorded charges for other uncertain tax positions related to the outcome of the IRS settlements. The net income tax benefit of these adjustments was $82.
Reconciliation of the United States federal statutory income tax rate to our effective income tax rate:

	2013	2012	2011
United States federal statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
United States state and local income taxes, less federal deduction	1.4	1.7	0.9
International operations	(13.7)	(12.1)	(13.7)
Repatriation of foreign earnings	—	(0.4)	1.1
Other	(5.7)	(0.3)	(3.1)
	17.0%	23.9%	20.2%

35	Dollar amounts in millions except per share amounts or as otherwise specified

Deferred income tax assets and liabilities:

	December 31
	2013	2012
Deferred income tax assets:
Inventories	$607	$623
Other accrued expenses	288	212
Depreciation and amortization	46	41
State income taxes	53	54
Share-based compensation	101	115
Net operating loss carryforwards	124	90
Other	107	97
Total deferred income tax assets	1,326	1,232
Less valuation allowances	(39)	(33)
Total deferred income tax assets after valuation allowances	1,287	1,199
Deferred income tax liabilities:
Depreciation and amortization	(668)	(450)
Other	(102)	(57)
Total deferred income tax liabilities	(770)	(507)
Net deferred income tax assets	$517	$692
Reported as:
Current assets— Prepaid expenses and other current assets	$880	$811
Noncurrent assets—Other	34	63
Current liabilities—Accrued expenses and other liabilities	—	—
Noncurrent liabilities—Other liabilities	(397)	(182)
	$517	$692
Accrued interest and penalties reported as accrued expenses and other liabilities	$34	$49

Net operating loss carryforwards totaling $377 at December 31, 2013 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States loss carryforwards of $270 expire between 2013 and 2032. International loss carryforwards of $107 expire beginning in 2013; however, some have no expiration. Of these carryforwards, $55 are subject to a full valuation allowance. We also have a tax credit carryforward of $25 with a full valuation allowance. These credits have no expiration; however, we do not anticipate generating income tax in excess of the credits in the foreseeable future.
No provision has been made for United States federal and state income taxes or international income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested ($7,023 at December 31, 2013). Determination of the amount of any unrecognized deferred income tax liability on these is not practicable.

The changes in the amounts recorded for uncertain income tax positions are as follows:

	December 31
	2013	2012
Balance at beginning of year	$227	$249
Increases related to current year income tax positions	22	17
Increases related to prior year income tax positions	56	3
Decreases related to prior year income tax positions:
Settlements and resolutions of income tax audits	(37)	(19)
Statute of limitations expirations	(64)	(23)
Balance at end of year	$204	$227
Reported as:
Current liabilities—Income taxes	$10	$11
Noncurrent liabilities—Other liabilities	194	216
	$204	$227
Our income tax expense could have been reduced by $194 and $216 at December 31, 2013 and December 31, 2012, respectively, had these uncertain income tax positions been favorably resolved. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next twelve months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be resolved; however, we do not anticipate any significant changes within the next twelve months. Interest and penalties incurred associated with uncertain tax positions are included in other income (expense).
In the normal course of business, income tax authorities in various income tax jurisdictions both within the United States and internationally conduct routine audits of our income tax returns filed in prior years.  These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex income tax regulations regarding the allocation of income to the various income tax jurisdictions. Income tax years are open from 2010 through the current year for the United States federal jurisdiction; income tax years open for our other major jurisdictions range from 2003 through the current year.

NOTE 12 - RETIREMENT PLANS
We provide certain employees with defined contribution plans. A portion of our retirement plan expense under the defined contribution plans is funded with Stryker common stock. The use of Stryker common stock represents a non-cash operating activity that is not reflected in the consolidated statements of cash flows.

	2013	2012	2011
Defined contribution retirement plan expense	$132	$112	$106
Defined contribution plan expense funded with Stryker common stock	16	15	12
Stryker common stock held by defined contribution plan
Dollar amount	150	104	91
Shares (in millions of shares)	2.0	1.9	1.8
Value as a percentage of total plan assets	9%	9%	9%

36	Dollar amounts in millions except per share amounts or as otherwise specified

Certain of our subsidiaries have both funded and unfunded defined benefit pension plans covering some or all of their employees. Substantially all of the defined benefit pension plans have projected benefit obligations in excess of plan assets.

Obligations and Funded Status	December 31
	2013	2012
Funded status
Fair value of plan assets	$281	$254
Benefit obligations	456	447
Funded status	$(175)	$(193)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities—accrued compensation	(1)	(1)
Noncurrent liabilities—other liabilities	(174)	(192)
Pre-tax amounts recognized in AOCI
Unrecognized net actuarial loss	$(115)	$(150)
Unrecognized prior service cost	12	12
	$(103)	$(138)
The estimated net actuarial loss for the defined benefit pension plans to be reclassified from AOCI into net periodic benefit cost in the year ended 12/31/2014 is ($4). We estimate that an immaterial amount of amortization of prior service cost and transition amount for the defined benefit pension plans will be reclassified from AOCI into net periodic benefit cost in the year ended 12/31/2014.
Pension plans with an accumulated benefit obligation in excess of plan assets had projected benefit obligations, accumulated benefit obligations and fair value of plan assets of $456, $427, and $281, respectively, at December 31, 2013 and $447, $417 and $254, respectively, at December 31, 2012.

Change in Benefit Obligations and Plan Assets	December 31
	2013	2012
Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$447	$316
Service cost	30	21
Interest cost	13	13
Foreign exchange impact	2	2
Employee contributions	6	6
Actuarial (gains) losses	(29)	110
Plan amendments	(1)	(1)
Benefits paid	(12)	(20)
Projected benefit obligations at end of year	$456	$447
Accumulated benefit obligations at end of year	427	$417

	December 31
	2013	2012
Change in plan assets:
Fair value of plan assets at beginning of year	254	210
Actual return	11	33
Employer contributions	20	21
Employee contributions	6	6
Foreign exchange impact	1	2
Benefits paid	(11)	(18)
Fair value of plan assets at end of year	$281	$254

37	Dollar amounts in millions except per share amounts or as otherwise specified

Components of Net Periodic Pension Cost

	2013	2012	2011
Net periodic benefit cost:
Service cost	$(30)	$(21)	$(20)
Interest cost	(13)	(13)	(13)
Expected return on plan assets	10	9	10
Amortization of prior service cost and transition amount	1	1	—
Recognized actuarial loss	(8)	(5)	(2)
Net periodic benefit cost	(40)	(29)	(25)
Other changes in plan assets and benefit obligations, recognized in OCI:
Net actuarial gain (loss)	28	(87)	(10)
Recognized net actuarial loss	8	5	2
Prior service cost and transition amount	(1)	—	12
Total recognized in OCI	35	(82)	4
Total recognized in net periodic benefit cost and OCI	$(5)	$(111)	$(21)

Assumptions
Weighted-average rates used in the determination of net periodic benefit cost:
Discount rate	2.9%	4.2%	4.2%
Expected return on plan assets	3.7%	4.2%	4.6%
Rate of compensation increase	3.0%	3.0%	1.5%
Weighted-average discount rate used in the determination of the projected benefit obligations	3.2%	2.9%	4.2%
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
Investment strategy
The investment strategy for our defined benefit pension plans is to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances. The weighted-average target and actual allocation of plan assets by asset category is as follows:

	Target	December 31
	2013	2013	2012
Equity securities	31.8%	33.5%	31.2%
Debt securities	50.0	45.5	47.9
Other	18.2	21.0	20.9
	100.0%	100.0%	100.0%
Valuation of Our Pension Plan Assets by Pricing Categories

	Total		(Level 1)		(Level 2)		(Level 3)
	2013	2012	2013	2012	2013	2012	2013	2012
Cash and cash equivalents	$10	5	$10	$5	$—	$—	$—	$—
Equity securities	94	100	94	100	—	—	—	—
Corporate debt securities	128	93	127	93	2	—	—	—
Other	49	56	18	22	8	11	22	23
Total	$281	$254	$249	$220	$10	$11	$22	$23
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

38	Dollar amounts in millions except per share amounts or as otherwise specified

Rollforward of Level 3 Pension Plan Assets

	2013	2012
Balance at January 1	$23	$17
Actual return on plan assets held at the reporting date	—	—
Purchases, sales, and settlements	(1)	6
Balance at December 31	$22	$23
We expect to contribute $20 to our defined benefit pension plans in 2014. The estimated future benefit payments by year based on expected future service as appropriate are:

	2014	2015	2016	2017	2018	2019-2023
Expected benefit payments	$16	$15	$15	$15	$15	$81
NOTE 13 - SEGMENT AND GEOGRAPHIC DATA
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
Our reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. We measure the financial results of our reportable segments using an internal performance measure that excludes acquisition and integration-related charges, restructuring and related charges, reserves for certain product recall matters, reserves for certain legal and regulatory matters, a donation to an educational institution, and certain income tax adjustments. Identifiable assets are those assets used exclusively in the operations of each business segment or allocated when used jointly. Corporate assets are principally cash and cash equivalents, marketable securities and property, plant and equipment. Results for our reportable segments are as follows:

	Reconstructive			MedSurg			Neurotechnology and Spine			Other			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net sales	$4,004	$3,823	$3,710	$3,359	$3,265	$3,160	$1,658	$1,569	$1,437	$—	$—	$—	$9,021	$8,657	$8,307
Depreciation and amortization	273	271	267	84	85	84	135	122	119	19	8	11	511	486	481
Income taxes (credit)	347	344	375	148	177	165	82	76	63	(115)	(110)	(106)	462	487	497
Segment net earnings (loss)	970	936	926	621	603	535	283	267	221	(258)	(246)	(234)	1,616	1,560	1,448
Other (net of income taxes):
Less acquisition and integration-related charges													(72)	(37)	(142)
Less restructuring charges													(46)	(59)	(60)
Less Rejuvenate and related charges													(460)	(133)	—
Less regulatory and legal matters													(63)	(33)	—
Less donation													(15)	—	—
Add income tax adjustments													46	—	99
Net earnings													1,006	1,298	1,345
Total assets	6,675	3,654	3,758	3,382	2,996	2,358	3,147	2,600	2,245	2,539	3,956	3,785	15,743	13,206	12,146
Capital spending	89	87	119	59	51	56	16	53	27	31	19	24	195	210	226

39	Dollar amounts in millions except per share amounts or as otherwise specified

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

	Net Sales			Net Property, Plant & Equipment
	2013	2012	2011	2013	2012
United States	$5,984	$5,658	$5,269	$506	$473
Europe, Middle East, Africa	1,316	1,266	1,382	446	410
Asia Pacific	1,319	1,336	1,285	122	58
Other foreign countries	402	397	371	7	7
	$9,021	$8,657	$8,307	$1,081	$948
NOTE 14 - SUMMARY OF QUARTERLY DATA (UNAUDITED)

	2013 Quarter Ended				2012 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Net sales	$2,190	$2,212	$2,151	$2,468	$2,161	$2,106	$2,052	$2,337
Gross profit	1,477	1,482	1,469	1,616	1,452	1,434	1,397	1,593
Earnings before income taxes	375	269	137	431	468	435	444	358
Net earnings	304	213	103	386	350	325	353	270
Net earnings per share of common stock:
Basic	0.80	0.56	0.27	1.02	0.92	0.85	0.93	0.71
Diluted	0.79	0.56	0.27	1.01	0.91	0.85	0.92	0.71
Market price of common stock:
High	66.92	70.00	71.94	75.55	55.90	57.14	56.79	56.75
Low	55.24	63.35	63.71	66.93	50.41	49.43	50.05	51.60
Dividends declared per share of common stock	$0.265	$0.265	$0.265	$0.305	$0.2125	$0.2125	$0.2125	$0.265
The price quotations reported above were supplied by the New York Stock Exchange.

40	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures—An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (the Certifying Officers). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting—There was no change to our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Stryker Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that our internal control over financial reporting is effective.
The internal controls over financial reporting of an acquired business are eligible for a one year exclusion as permitted by Securities and Exchange Commission Staff interpretive guidance. Accordingly, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Trauson Holdings Company Limited and MAKO Surgical Corp., which are included in the December 31, 2013 consolidated financial statements of Stryker Corporation and subsidiaries. Assets and shareholders' equity excluded from management's assessment constitute 2.3% and (0.2%) of total assets and shareholders' equity, respectively, as of December 31, 2013 and 0.7% and (3.2%) of revenues and net earnings, respectively, for the year then ended.
Stryker Corporation’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
THE BOARD OF DIRECTORS AND SHAREHOLDERS OF STRYKER CORPORATION:

We have audited Stryker Corporation and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Stryker Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal

41

control over financial reporting did not include the internal controls of Trauson Holdings Company Limited and MAKO Surgical Corp., which are included in the December 31, 2013 consolidated financial statements of Stryker Corporation and subsidiaries and constituted 2.3% and (0.2%) of total assets and shareholders' equity, respectively, as of December 31, 2013 and 0.7% and (3.2%) of revenues and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of Stryker Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Trauson Holdings Company Limited and MAKO Surgical Corp.
In our opinion, Stryker Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of earnings and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of Stryker Corporation and subsidiaries, and our report dated February 13, 2014 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP

Grand Rapids, Michigan
February 13, 2014

ITEM 9B.	OTHER INFORMATION.
As previously announced, effective as of the filing of this Annual Report on Form 10-K, Tony M. McKinney resigned his position as Vice President and Chief Accounting Officer to accept another position with the Company. From and after the date of this filing, William E. Berry Jr., the Company's Vice President and Corporate Controller, will, as part of his regular duties and responsibilities, oversee the Company's accounting policies and function and serve as the Company's principal accounting officer.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors and certain corporate governance and other matters appearing under the captions "Information About the Board of Directors and Corporate Governance Matters," "Proposal 1—Election of Directors," "Information About the Board of Directors and Corporate Governance Matters— Board Committees—Audit Committee" and "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance" in the 2014 proxy statement is incorporated herein by reference.
The names and ages of our executive officers as of January 31, 2014, the positions they held on that date and the year they first became an executive officer are:

Name	Age	Position	First Became an Executive Officer
Kevin A. Lobo	48	President and Chief Executive Officer	2011
Steven P. Benscoter	46	Vice President, Human Resources	2012
Scott P. Bruder, MD, PhD	51	Vice President, Chief Medical and Scientific Officer	2013
Lonny J. Carpenter	52	Group President, Global Quality and Operations	2008
David K. Floyd	53	Group President, Orthopaedics	2012
Curtis E. Hall	57	Chief Legal Officer	2004
William R. Jellison	56	Vice President and Chief Financial Officer	2013
Tony M. McKinney	44	Vice President, Chief Accounting Officer	2008
Katherine A. Owen	43	Vice President, Strategy and Investor Relations	2007
Timothy J. Scannell	49	Group President, MedSurg and Neurotechnology	2008
Ramesh Subrahmanian	52	Group President, International	2011
Each of our executive officers was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 2014 or until a successor is chosen and qualified or until his or her resignation or removal. Each of our executive officers has held the position above or has served Stryker in various executive or administrative capacities for at least five years, except for Mr. Lobo, Mr. Jellison, Dr. Bruder, Mr. Subrahmanian and Mr. Floyd. Prior to joining Stryker in April 2011, Mr. Lobo held a variety of senior level leadership roles for the previous nine years at Johnson & Johnson, most recently as Worldwide President of Ethicon Endo-Surgery. Prior to joining Stryker in April 2013, Mr. Jellison held a variety of senior level leadership roles for the previous 15 years at Dentsply International, the world's largest manufacturer of professional dental products, most recently as Senior Vice President and Chief Financial Officer. Prior to joining Stryker in January 2013, Dr. Bruder was Chief Science and Technology Officer for the previous five years with Becton, Dickinson and Company. Prior to joining Stryker in September 2011, Mr. Subrahmanian held a variety of senior level leadership roles for the previous five years with Merck & Co. Inc., most recently as

42

Senior Vice President & President, Asia Pacific Human Health. Prior to joining Stryker in November 2012, Mr. Floyd held a variety of senior level leadership roles with DePuy (a division of Johnson & Johnson), Abbott Spine, AxioMed Spine, Centerpulse Orthopaedics and most recently was Chief Executive Officer for OrthoWorx.
The Corporate Governance Guidelines adopted by our Board of Directors, as well as the charters of each of the Audit Committee, the Finance Committee, the Governance and Nominating Committee and the Compensation Committee and the Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions are available, free of charge, under the "Investors—Corporate Governance" section of our website at www.stryker.com. Print copies of such documents are available, free of charge, upon written request sent to the Corporate Secretary of Stryker Corporation at 2825 Airview Boulevard, Kalamazoo, Michigan 49002.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding the compensation of our management appearing under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation of Directors" in the 2014 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the caption "Stock Ownership" in the 2014 proxy statement is incorporated herein by reference.
At December 31, 2013, we had an equity compensation plan under which options are granted at a price not less than fair market value at the date of grant and under which awards of restricted stock units (RSUs) and performance stock units have been made. Options and RSUs had also been awarded under a previous plan. These equity compensation plans were previously submitted to and approved by our shareholders. Additional information regarding our equity compensation plans appear in Note 1 and Note 9 to the Consolidated Financial Statements in Item 8 of this report. At December 31, 2013, we also had a stock performance incentive award program pursuant to which shares of our common stock have been and may be issued to certain employees with respect to performance. The status of these plans as of December 31, 2013 follows:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by shareholders	18,940,837	$49.91	27,606,008

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption "Information About the Board of Directors and Corporate Governance Matters—Independent Directors" and "Information About the Board of Directors and Corporate Governance Matters—Certain Relationships and Related Party Transactions" in the 2014 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information under the caption "Proposal 2—Ratification of Appointment of Our Independent Registered Public Accounting Firm—Relationship with Ernst & Young LLP" in the 2014 proxy statement is incorporated herein by reference.

43	Dollar amounts in millions except per share amounts or as otherwise specified

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements
	The following Consolidated Financial Statements are set forth in Part II, Item 8 of this report.
	Report of Independent Registered Public Accounting Firm on Financial Statements	19
	Consolidated Statements of Earnings for the Years Ended December 31, 2013, 2012 and 2011	20
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011	20
	Consolidated Balance Sheets as of December 31, 2013 and 2012	21
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011	22
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	23
	Notes to Consolidated Financial Statements	24
(a) 2.	Financial Statement Schedules

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
(c)	Financial Statement Schedules

44	Dollar amounts in millions except per share amounts or as otherwise specified

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYKER CORPORATION

Date: February 13, 2014	/s/ WILLIAM R. JELLISON
William R. Jellison, Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the date indicated above on behalf of the registrant and in the capacities indicated.

/s/ KEVIN A. LOBO	/s/ WILLIAM R. JELLISON
Kevin A. Lobo, President and Chief Executive Officer (Principal Executive Officer)	William R. Jellison, Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ TONY M. MCKINNEY
Tony M. McKinney, Vice President, Chief Accounting Officer (Principal Accounting Officer)

/s/ WILLIAM U. PARFET	/s/ RONDA E. STRYKER
William U. Parfet—Director, Non-Executive Chairman	Ronda E. Stryker—Director

/s/ ROCH DOLIVEUX	/s/ SRIKANT M. DATAR
Roch Doliveux—Director	Srikant M. Datar, Ph.D.—Director

/s/ LOUISE L. FRANCESCONI	/s/ ALLAN C. GOLSTON
Louise L. Francesconi—Director	Allan C. Golston—Director

/s/ ANDREW K. SILVERNAIL	/s/ HOWARD E. COX, JR.
Andrew K. Silvernail —Director	Howard E. Cox, Jr.—Director

/s/ HOWARD L. LANCE
Howard L. Lance —Director

45

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
STRYKER CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E	Column F
		Additions	Deductions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Describe (a)	Describe (b)	Balance at End of Period
DEDUCTED FROM ASSET ACCOUNTS
Allowance for Doubtful Accounts:
Year ended December 31, 2013	$58	$21	$11	$(4)	$72
Year ended December 31, 2012	$56	$10	$8	$—	$58
Year ended December 31, 2011	$57	$9	$9	$1	$56

(a)	Uncollectible amounts written off, net of recoveries.

(b)	Effect of changes in foreign exchange rates.

46	Dollar amounts in millions except per share amounts or as otherwise specified

FORM 10-K—ITEM 15(a) 3. and ITEM 15(c)
STRYKER CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit 3—		Articles of Incorporation and By-Laws
(i)		Restated Articles of Incorporation
(ii)		By-Laws — Incorporated by reference to Exhibit 3(ii) to our Form 8-K dated October 28, 2008 (Commission File No. 000-09165).

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

(vi)
Fourth Supplemental Indenture (including the form of 2018 note) dated March 25, 2013, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.2 to our Form 8-K dated March 25, 2013 (Commission File No. 000-09165).

(vii)
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

(ii)*		2006 Long-Term Incentive Plan (as amended effective February 8, 2011)—Incorporated by reference to Exhibit 10(i) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).
(iii)*	†	Form of grant notice and terms and conditions for stock options granted in 2014 under the 2011 Long-Term Incentive Plan.
(iv)*	†	Form of grant notice and terms and conditions for restricted stock units granted in 2014 under the 2011 Long-Term Incentive Plan.
(v)*	†	Form of grant notice and terms and conditions for performance stock units granted in 2014 under the 2011 Long- Term Incentive Plan.
(vi)*	†	Form of grant notice and terms and conditions for stock options and restricted stock units granted in 2014 under the 2011 Long-Term Incentive Plan to non-employee directors.
(vii)*
Form of grant notice and terms and conditions for stock options granted in 2013 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(ii) to our Form 10-K for the year ended December 31, 2012 (Commission File No. 000-09165).

47

(viii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2013 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(ii) to our Form 10-K for the year ended December 31, 2012. (Commission File No. 000-09165).

(ix)*
Form of grant notice and terms and conditions for performance stock units granted in 2013 under the 2011 Long-
Term Incentive Plan—Incorporated by reference to Exhibit 10(ii) to our Form 10-K for the year ended December 31, 2012 (Commission File No. 000-09165).

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

(xii)*
Form of grant notice and terms and conditions for performance stock units granted in 2012 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iii) to our Form 10-Q for the quarter ended March 31, 2012 (Commission File No. 000-09165).

(xiii)*
Form of grant notice and terms and conditions for stock options granted in 2011 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(ii) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).

(xiv)*
Form of grant notice and terms and conditions for restricted stock units granted in 2011 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).

(xv)*
Form of grant notice and terms and conditions for performance stock units granted in 2011 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iv) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).

(xvi)*
Form of terms and conditions for restricted stock units granted in 2010 under the 2006 Long-Term Incentive Plan.—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 2009 (Commission File No.000-09165).

(xvii)*
Supplemental Savings and Retirement Plan (as amended effective January 1, 1995)—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 1994 (Commission File No.000-09165).

(xviii)*		Stryker Corporation Executive Bonus Plan—Incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(xix)		Form of Indemnification Agreement for Directors—Incorporated by reference to Exhibit 10 (xiv) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xx)		Form of Indemnification Agreement for Certain Officers—Incorporated by reference to Exhibit 10 (xv) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxi)
Resignation Agreement and General Release dated February 21, 2012 by and between Stryker Corporation and Stephen P. MacMillan— Incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 24, 2012 (Commission File No. 000-09165).

(xxii)
Letter Agreement dated September 28, 2012 between Stryker Corporation and Kevin A. Lobo— Incorporated by reference to Exhibit 10.1 to our Form 8-K dated October 3, 2012 (Commission File No. 000-09165).

(xxiii)		Letter Agreement dated October 1, 2012 between Stryker Corporation and Dean H. Bergy— Incorporated by reference to Exhibit 10.2 to our Form 8-K dated October 3, 2012 (Commission File No. 000-09165).
(xxiv)
Transition Services and Separation Agreement dated as of October 1, 2012 between Stryker Corporation and Curt R. Hartman— Incorporated by reference to Exhibit 10.1 to our Amendment No. 1 to Form 8-K dated October 17, 2012 (Commission File No. 000-09165).

(xxv)
Agreement and Plan of Merger, dated September 25, 2013, by and among Stryker Corporation, Lauderdale Merger Corporation and MAKO Surgical Corp. — Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on September 27, 2013 (Commission File No. 000-09165).

(xxvi)
Letter Agreement between Stryker Corporation and William Jellison — Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 11, 2013 (Commission File No. 000-09165).

Exhibit 11—		Statement re: computation of per share earnings
(i)		Consolidated Statement of Earnings in Item 8 of this report.

Exhibit 21—		Subsidiaries of the registrant
(i)	†	List of Subsidiaries.

Exhibit 23—		Consent of experts and counsel
(i)	†	Consent of Independent Registered Public Accounting Firm.

Exhibit 31—		Rule 13a-14(a) Certifications

48

(i)	†	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	†	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 32—		18 U.S.C. Section 1350 Certifications
(i)	†	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	†	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 99—		Additional exhibits
(i)*		2008 Employee Stock Purchase Plan as amended on February 10, 2009—Incorporated by reference to Exhibit 99 (i) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).

Exhibit 101—		XBRL (Extensible Business Reporting Language) Documents
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.DEF		XBRL Definition Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document

*	compensation arrangement

†	furnished with this Form 10-K

49