Form 10-Q
period 2014-03-31
STRYKER CORP
filed 2014-04-24
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 379,093,934 shares of Common Stock, $0.10 par value, as of March 31, 2014.

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended March 31
	2014	2013
Net sales	$2,305	$2,190
Cost of sales	769	713
Gross profit	1,536	1,477
Research, development and engineering expenses	150	129
Selling, general and administrative expenses	1,205	916
Intangible asset amortization	45	32
Restructuring charges	5	14
Total operating expenses	1,405	1,091
Operating income	131	386
Other income (expense), net	(24)	(11)
Earnings before income taxes	107	375
Income taxes	37	71
Net earnings	$70	$304

Net earnings per share of common stock:
Basic net earnings per share of common stock	$0.19	$0.80
Diluted net earnings per share of common stock	$0.18	$0.79

Weighted-average shares outstanding—in millions:
Basic	378.2	379.7
Net effect of dilutive employee stock options	4.4	3.3
Diluted	382.6	383.0
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	2.5	5.1

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
	2014	2013
Net earnings	$70	$304
Unrealized gains (losses) on securities, net of tax (expense) benefit of $(0) and $0, respectively	3	(1)
Unfunded pension (losses) gains, net of tax benefit (expense) of $0 and ($1) respectively	(1)	3
Unrealized losses on the effective portion of designated hedges, net of tax benefit of $2	(3)	—
Foreign currency translation adjustments	37	(114)
Total other comprehensive income (loss)	36	(112)
Comprehensive income	$106	$192

See accompanying notes to Consolidated Financial Statements.

1	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31	December 31
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$1,381	$1,339
Marketable securities	2,666	2,641
Accounts receivable, less allowance of $68 ($72 in 2013)	1,430	1,518
Inventories
Materials and supplies	231	227
Work in process	96	85
Finished goods	1,171	1,110
Total inventories	1,498	1,422
Deferred income taxes	918	880
Prepaid expenses and other current assets	553	535
Total current assets	8,446	8,335
Property, plant and equipment
Land, buildings and improvements	692	686
Machinery and equipment	1,892	1,811
Total property, plant and equipment	2,584	2,497
Less allowance for depreciation	1,467	1,416
Net property, plant and equipment	1,117	1,081
Other assets
Goodwill	3,997	3,844
Other intangibles, net	2,085	1,989
Other	514	494
Total assets	$16,159	$15,743

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$350	$314
Accrued compensation	333	535
Income taxes	118	131
Dividend payable	116	115
Accrued expenses and other liabilities	1,821	1,537
Current maturities of debt	820	25
Total current liabilities	3,558	2,657
Long-term debt, excluding current maturities	2,244	2,739
Other liabilities	1,294	1,300
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 378 million shares (378 million in 2013)	38	38
Additional paid-in capital	1,186	1,160
Retained earnings	7,571	7,617
Accumulated other comprehensive income	268	232
Total shareholders' equity	9,063	9,047
Total liabilities & shareholders' equity	$16,159	$15,743

See accompanying notes to Consolidated Financial Statements.

2	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2013	$38	$1,160	$7,617	$232	$9,047
Net earnings			70		70
Other comprehensive income				36	36
Issuance of 1.4 million shares of common stock under stock option and benefit plans, including $2 excess income tax benefit		5			5
Share-based compensation		21			21
Cash dividends declared of $0.305 per share of common stock			(116)		(116)
Balances at March 31, 2014	$38	$1,186	$7,571	$268	$9,063

See accompanying notes to Consolidated Financial Statements.

3	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2014	2013
Operating activities
Net earnings	$70	$304
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	46	38
Intangible asset amortization	45	32
Share-based compensation	21	20
Restructuring charges	5	14
Sale of inventory stepped up to fair value at acquisition	5	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	93	7
Inventories	(61)	(38)
Accounts payable	30	(9)
Accrued expenses and other liabilities	89	(112)
Income taxes	(56)	(9)
Other	(81)	(11)
Net cash provided by operating activities	206	236

Investing activities
Acquisitions, net of cash acquired	(272)	(600)
Purchases of marketable securities	(1,017)	(773)
Proceeds from sales of marketable securities	1,008	1,062
Purchases of property, plant and equipment	(70)	(49)
Net cash used in investing activities	(351)	(360)

Financing activities
Proceeds from borrowings	344	1,060
Payments on borrowings	(55)	(51)
Dividends paid	(115)	(101)
Repurchase and retirement of common stock	—	(250)
Other	12	(7)
Net cash provided by financing activities	186	651

Effect of exchange rate changes on cash and cash equivalents	1	(9)
Change in cash and cash equivalents	$42	$518

See accompanying notes to Consolidated Financial Statements.

4	Dollar amounts in millions except per share amounts or as otherwise specified

Stryker Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014
NOTE 1 - BASIS OF PRESENTATION
General Information
These statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. Management believes that the accompanying unaudited Consolidated Financial Statements include all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of annual results.
Certain prior year amounts in our Segment Information in Note 11 have been reclassified to conform with the presentation used in 2014.
NOTE 2 - SUBSEQUENT EVENT
As further described in Note 7, on April 15, 2014 we completed the acquisition of Berchtold Holding, AG, a privately-held provider of surgical infrastructure equipment with operating facilities in Germany and the United States, for an aggregate purchase price of approximately $172.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Changes in and reclassifications out of AOCI, net of tax, for the three-month periods ended March 31, 2014 and 2013 were as follows:

	Marketable Securities Unrealized Gain (Loss)		Defined Benefit Pension Plans		Unrecognized Gain (Loss) on Hedge		Foreign Currency Translation		Total AOCI
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Beginning balance	$—	$4	$(81)	$(101)	$7	$—	$306	$226	$232	$129
Other comprehensive income (OCI)	5	2	(3)	1	(2)	—	37	(114)	37	(111)
Reclassifications out of AOCI	(2)	(3)	2	2	(1)	—	—	—	(1)	(1)
Net current-period OCI	3	(1)	(1)	3	(3)	—	37	(114)	36	(112)
Balance at March 31	$3	$3	$(82)	$(98)	$4	$—	$343	$112	$268	$17
The following items were reclassified out of AOCI into earnings for the three-month periods ended March 31, 2014 and 2013:

	2014		2013
Detail of AOCI Components	Amount Reclassified	Reclassified To	Amount Reclassified	Reclassified To
Unrealized gains on available-for-sale marketable securities	$(2)	Other (income) expense	$(5)	Other (income) expense
	—	Income tax expense	2	Income tax expense
	$(2)	Net of tax	$(3)	Net of tax

Amortization of defined benefit pension plan actuarial losses	$2	Cost of sales	$2	Cost of sales
	—	Income tax benefit	—	Income tax benefit
	$2	Net of tax	$2	Net of tax

Unrealized losses on designated hedges	$(2)	Cost of sales	$—	Cost of sales
	—	Other (income) expense	—	Other (income) expense
	1	Income tax expense	—	Income tax expense
	$(1)	Net of tax	$—	Net of tax

5	Dollar amounts in millions except per share amounts or as otherwise specified

NOTE 4 - FAIR VALUE MEASUREMENTS
Our valuation of our assets and liabilities measured at fair value is:

	Total		Level 1		Level 2		Level 3
	March	December 31	March	December 31	March	December 31	March	December 31
	2014	2013	2014	2013	2014	2013	2014	2013
Assets:
Cash and cash equivalents	$1,381	$1,339	$1,381	$1,339	$—	$—	$—	$—
Available-for-sale marketable securities
Corporate and asset-backed debt securities	1,172	1,177	—	—	1,172	1,177	—	—
Foreign government debt securities	828	845	—	—	828	845	—	—
United States agency debt securities	124	211	—	—	124	211	—	—
United States treasury debt securities	487	350	—	—	487	350	—	—
Certificates of deposit	51	53	—	—	51	53	—	—
Other	4	5	—	—	4	5	—	—
Total available-for-sale marketable securities	2,666	2,641	—	—	2,666	2,641	—	—
Trading marketable securities	74	72	74	72	—	—	—	—
Foreign currency exchange forward contracts	17	25	—	—	17	25	—	—
	$4,138	$4,077	$1,455	$1,411	$2,683	$2,666	$—	$—
Liabilities:
Deferred compensation arrangements	$74	$72	$74	$72	$—	$—	$—	$—
Contingent consideration	47	59	—	—	—	—	47	59
Foreign currency exchange forward contracts	6	2	—	—	6	2	—	—
	$127	$133	$74	$72	$6	$2	$47	$59
We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs taking into account our credit risk and that of our counterparties. The fair value of our Level 3 liabilities represent milestone payments for acquisitions and is calculated as the net present value of expected cash flows (using a discounted cash flow technique) based on externally provided or obtained inputs, including our probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligation. We remeasure this liability each reporting period and record the changes in the fair value in general and administrative expense (for probability of occurrence) and other income (expense) (for changes in time value of money) in earnings. During the period we evaluated but did not change our unobservable input assumptions and fair value techniques used in measuring the fair value of any financial assets or liabilities from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant transfers into or out of any levels that occurred between December 31, 2013 and March 31, 2014.

Rollforward of liabilities measured at fair value using unobservable inputs (Level 3):

	March	December
	2014	2013
Balance at the beginning of the period	$59	$103
Losses included in earnings	—	(5)
Settlements	(12)	(39)
Balance at the end of the period	$47	$59

Summary of marketable securities:
	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	March	December	March	December	March	December	March	December
	2014	2013	2014	2013	2014	2013	2014	2013
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$1,171	$1,177	$2	$1	$(1)	$(1)	$1,172	$1,177
Foreign government debt securities	826	846	2	—	—	(1)	828	845
United States agency debt securities	124	211	—	—	—	—	124	211
United States treasury debt securities	487	350	—	—	—	—	487	350
Certificates of deposit	51	53	—	—	—	—	51	53
Other	4	5	—	—	—	—	4	5
Total available-for-sale marketable securities	$2,663	$2,642	$4	$1	$(1)	$(2)	2,666	2,641
Trading marketable securities							74	72
Total marketable securities							$2,740	$2,713
Reported as:
Current assets-marketable securities							$2,666	$2,641
Noncurrent assets-other							74	72
							$2,740	$2,713

6	Dollar amounts in millions except per share amounts or as otherwise specified

The unrealized losses on available-for-sale marketable securities at March 31, 2014 were primarily caused by increases in yields as a result of the rise in government benchmark rates. Less than 1% of our investments in available-for-sale securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poors) and A (Fitch). We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; accordingly, we do not consider these investments to be other-than-temporarily impaired at March 31, 2014.
The cost and estimated fair value of available-for-sale marketable securities at March 31, 2014 by contractual maturity are:

	Cost	Estimated Fair Value
Due in one year or less	$522	$521
Due after one year through three years	1,905	1,908
Due after three years	236	237
	$2,663	$2,666
The gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2014 are:

	Corporate and Asset-Backed Debt Securities		Foreign Government Debt Securities		United States Agency Debt Securities		Other		Total
	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total
Number of investments	170	173	86	93	46	46	114	115	416	427
Fair value	$389	$396	$490	$576	$228	$228	$15	$15	$1,122	$1,215
Unrealized losses	$(1)	$(1)	$—	$—	$—	$—	$—	$—	$(1)	$(1)
Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of AOCI into earnings based on the specific identification method. Interest and marketable securities income was $6 and $5 for the three months ended March 31, 2014 and 2013, respectively, and is included in other income (expense).
NOTE 5 - DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
We use operational and economic hedges as well as foreign currency exchange forward contracts to manage the impact of currency exchange on earnings and cash flow. During the period we did not change our hedging strategies or objectives from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. The gross notional and gross fair value amounts of foreign exchange forward contract derivatives designated and non-designated as hedging instruments are:

	March 31, 2014					December 31, 2013
		Fair Value - Balance Sheet Location					Fair Value - Balance Sheet Location
	Gross Notional	Other Current Assets	Other Assets – Noncurrent	Other Current Liabilities	Other Liabilities – Noncurrent	Gross Notional	Other Current Assets	Other Assets – Noncurrent	Other Current Liabilities	Other Liabilities – Noncurrent
Designated	$315	$5	$1	$2	$1	$344	$11	$1	$1	$—
Non-designated	2,170	10	1	3	—	2,000	10	3	1	—
	$2,485	$15	$2	$5	$1	$2,344	$21	$4	$2	$—
We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding forward currency exchange contracts but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument. The maximum term of the forward currency exchange contracts at March 31, 2014 and December 31, 2013 was 546 days for each period.
The aggregate currency exchange rate gains (losses) for the three months ended March 31, 2014 was ($4), comprised of gains of $2 recorded in cost of goods sold and losses of ($6) recorded in other (income) expense. No aggregate gain (loss) was recorded for the three months ended March 31, 2013. These total gains (losses) represent the net impact to the consolidated statements of earnings for both designated and non-designated derivative instruments.
The amount and location of gains in the consolidated statements of earnings and amounts recorded in AOCI related to the foreign exchange contract derivative instruments designated as hedges for the three months ended March 31 were:

7	Dollar amounts in millions except per share amounts or as otherwise specified

Reported as a component of AOCI (net of tax effective portion)		Reclassified from AOCI into income (pre-tax effective portion)		Recognized in other income (expense) (pre-tax ineffective portion and amount excluded from effectiveness testing)
2014	2013	2014	2013	2014	2013
$5	$—	$2	$—	$—	$—
At March 31, 2014 and December 31, 2013, deferred pretax gains on derivatives designated as hedges of $7 and $12, which are recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases.
NOTE 6 - CONTINGENCIES AND COMMITMENTS
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred, which could unfavorably affect future operating results. We are currently self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

In 2010 we received a subpoena from the United States Department of Justice (DOJ) related to the sales and marketing of the OtisKnee device.  The subpoena concerns allegations of violations of federal laws related to sales of a device not cleared by the United States Food and Drug Administration (FDA).  We continue to discuss the settlement of this matter with the DOJ, but there can be no assurance that we will reach a consensual resolution rather than seeking a resolution through the courts. We have recorded charges totaling $80 related to this matter.

In June 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. As previously announced, we intend to reimburse implanted patients for reasonable and customary costs of testing and treatment services, including any necessary revision surgeries. We continue to work with the medical community to evaluate the data and further understand this matter. The ultimate total cost with respect to this matter will depend on many factors that are difficult to predict and may vary materially based on the number of and actual costs of patients seeking testing and treatment services, the number of and actual costs of patients requiring revision surgeries, the number of and actual costs to settle lawsuits filed against us, and the amount of third-party insurance recoveries.  Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $1,130 to $1,580 before third-party insurance recoveries.  In the three months ended March 31, 2014, we recorded charges to earnings of $340 representing the excess of the $1,130 minimum of the range over the previously recorded reserves. No contingent gain for third-party insurance recoveries was recorded as of March 31, 2014. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

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

In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The Wisconsin lawsuit was subsequently transferred to the United States District Court in Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment we manufactured and sold and seek damages and permanent injunctions. We have entered into an agreement settling the first lawsuit, with terms as previously disclosed. The second lawsuit involves nine patents related to electrical network communications for hospital beds. The case has been stayed with respect to six of the patents that are currently under reexamination

8	Dollar amounts in millions except per share amounts or as otherwise specified by the United States Patent Office. With respect to the three remaining patents, Hill-Rom is appealing the trial court's grant of summary judgment in our favor and the ultimate resolution of this particular part of the suit may differ. The ultimate resolution of the entire second suit may have no relation to the resolution of the first suit and cannot be predicted; however, the result could have a material adverse effect on our financial position, results of operations and cash flows.

In 2010 we received a subpoena from the DOJ related to sales and marketing and regulatory matters related to the Stryker PainPump. We have received requests for certain documents in connection with this investigation. The investigation is ongoing and we are fully cooperating with the DOJ regarding this matter.

NOTE 7 - ACQUISITIONS
In March 2014 we completed our acquisition of Patient Safety Technologies, Inc. (PST) for an aggregate purchase price of $120. PST conducts its business through its wholly owned subsidiary, SurgiCount Medical, Inc. PST’s proprietary Safety-Sponge® System and SurgiCount 360™ compliance software help prevent Retained Foreign Objects in the operating room. The acquisition of PST is expected to enhance our product offerings within our MedSurg segment. Intangible assets acquired with PST will be amortized over a weighted-average life of 14 years.
Other business acquisitions completed in the three-month period in 2014 include the previously announced acquisition of Pivot Medical, Inc. (Pivot). The acquired net assets of these acquisitions appear in the "Other" column in the table below.
In February 2014 we announced our intent to acquire Berchtold Holding, AG (Berchtold); on April 15, 2014 the acquisition closed for an aggregate purchase price of approximately $172. Berchtold, a privately held business with operating facilities in Germany and the United States, sells surgical infrastructure equipment including surgical tables, equipment booms and surgical lighting systems. The acquisition of Berchtold is expected to enhance our product offerings within our MedSurg segment.
In December 2013 we acquired MAKO Surgical Corp. (MAKO) for an aggregate purchase price of $1,679. The acquisition of MAKO, combined with our strong history in joint reconstruction, capital equipment (operating room integration and surgical navigation) and surgical instruments, will help further advance the growth of robotic arm assisted surgery. Our combined expertise offers the potential to simplify joint reconstruction procedures, reduce variability and enhance the surgeon and patient experience. The acquisition of MAKO enhances our product offerings within our Reconstructive segment. Intangible assets acquired with MAKO will be amortized over a weighted-average life of 9 years, except for the trade name that is deemed to have an indefinite life. In-process research and development (IPRD) is considered to be an indefinite-lived intangible asset until such time as the research is completed (at which time it becomes a determinable-lived intangible asset) or determined to have no future use (at which time it is impaired).

The purchase price allocations for MAKO, PST and other smaller acquisitions are based upon preliminary valuations, and our estimates and assumptions are subject to change within the measurement period as the valuations are finalized. Management is currently in the process of verifying data and finalizing information related to the MAKO valuation and all acquisitions completed in 2014 to finalize the recording of identifiable intangible assets, deferred income taxes and the corresponding effect on the value of goodwill.
In March 2013 we acquired Trauson Holdings Company Limited (Trauson) for an aggregate purchase price of $751. The acquisition of Trauson enhances our product offerings, primarily within our Reconstructive segment, broadens our presence in China and enables us to expand into the fast growing value segment of the emerging markets. Intangible assets acquired with Trauson will be amortized over a weighted-average life of 15 years, except for the trade name that is deemed to have an indefinite life. IPRD is considered to be an indefinite-lived intangible asset until the research is completed (at which time it becomes a determinable-lived intangible asset) or it is determined to have no future use (at which time it is impaired). The measurement period for the Trauson acquisition was completed in 2013.
The allocation of the purchase prices of each acquisition to the acquired net assets is as follows:

	2014	2014	2013	2013
	PST	Other	MAKO	Trauson
Purchase price paid	$120	$148	$1,679	$751
Tangible assets acquired:
Inventory	7	5	50	43
Other assets	19	25	174	163
Liabilities	(33)	(32)	(277)	(87)
Identifiable intangible assets:
Customer relationship	33	4	91	112
Trade name	—	—	24	34
Developed technology & patents	26	70	231	31
IPRD	—	2	169	5
Goodwill	68	74	1,217	450
	$120	$148	$1,679	$751
NOTE 8 - LONG-TERM DEBT AND CREDIT FACILITIES
Our debt is summarized as follows:

		March 31	December 31
		2014	2013
Senior unsecured notes:
Rate	Due
3.00%	January 15, 2015	$500	$500
2.00%	September 30, 2016	749	749
1.30%	April 1, 2018	598	598
4.375%	January 15, 2020	498	498
4.10%	April 1, 2043	395	394
Commercial paper		300	—
Other		24	25
Total debt		3,064	2,764
Less current maturities		(820)	(25)
	Total long-term debt	$2,244	$2,739

9	Dollar amounts in millions except per share amounts or as otherwise specified

During the three months ended March 31, 2014, we issued commercial paper under the commercial paper program we established in July 2011. The program allows us to have a maximum of $500 in commercial paper outstanding, with maturities up to 397 days from the date of issuance. As of March 31, 2014, outstanding commercial paper totaled $300, the weighted average original maturity of the commercial paper outstanding was approximately 13 days and the weighted average interest rate was 0.3%.
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
Certain of our credit facilities require us to comply with certain financial and other covenants. We were in compliance with all covenants at March 31, 2014. We have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At March 31, 2014, we had $762 of borrowing capacity available under all of our existing credit facilities. The weighted average interest rate, excluding required fees, for all borrowings was 2.7% at March 31, 2014.
At December 31, 2013, the total unamortized debt issuance costs incurred in connection with our outstanding notes were $15. The fair value of long-term debt (including current maturities) at March 31, 2014 and December 31, 2013 was $2,792 and $2,790, respectively, based on the quoted interest rates for similar types and amounts of borrowing agreements.

NOTE 9 - CAPITAL STOCK
In February 2014 we declared a quarterly dividend of $0.305 per share, payable April 30, 2014 to shareholders of record at the close of business on March 31, 2014.

We did not repurchase any shares during the three months ended March 31, 2014. At March 31, 2014, the maximum dollar value of shares that may be purchased under authorized repurchase programs was $683.

NOTE 10 - RESTRUCTURING CHARGES
In recent years, we have incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. The costs incurred under the ongoing program have generally ranged from $50 to $75 annually. The productivity and cost savings plan was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes to help fund our growth strategy.
A rollforward of our restructuring liability balance for the three months ended March 31, 2014 is as follows:

	Total	Agent Conversions	Severance and Related Costs	Contractual Obligations and Other
January 1 Balance	$20	$2	$10	$8
Charges to earnings	5	—	3	2
Cash paid	(8)	(1)	(4)	(3)
Other adjustments	(1)	—	(1)	—
March 31 Balance	$16	$1	$8	$7

NOTE 11 - SEGMENT INFORMATION
Net sales and net earnings by business segment for the three months ended March 31, 2014 and 2013 are as follows:

	Reconstructive		MedSurg		Neurotechnology and Spine		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$999	$956	$886	$837	$420	$397	$2,305	$2,190
Segment net earnings	249	234	145	161	86	78	$480	$473
Less: other (net of income taxes)
Other							(76)	(56)
Acquisition and integration related charges							(13)	(17)
Intangible Amortization							(31)	(23)
Restructuring and related charges							(10)	(11)
Recall charges							(272)	(32)
Regulatory matter charges							—	(30)
Tax matters							(8)	—
Net earnings							$70	$304
Other than assets associated with the acquisitions that are discussed in greater detail in Note 7, there were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
In the United States, most of our products are marketed directly to doctors, hospitals and other healthcare facilities. For the most part, we maintain separate and dedicated sales forces for each of our principal product lines to provide focus and a high level of expertise to each medical specialty served. Internationally, our products are sold in over 100 countries through company-owned sales subsidiaries and branches as well as third-party dealers and distributors. Our business is generally not seasonal in nature; however, the number of reconstructive surgeries is generally lower during the summer months and sales of capital equipment are generally stronger in the fourth quarter.
Revenues in the United States accounted for 66.9% and 65.8% of total revenues in the first three months of 2014 and 2013, respectively, and international revenues accounted for 33.1% and 34.2% of total revenues in the first three months of 2014 and 2013, respectively.
In April 2014 we completed the acquisition of Berchtold Holding, AG (Berchtold), a privately-held business with operations in Germany and the United States, for an aggregate purchase price of approximately $172. Berchtold sells world-class surgical infrastructure equipment. In March 2014 we completed our acquisition of Patient Safety Technologies, Inc. (PST), for an aggregate purchase price of $120. PST conducts its business through its wholly owned subsidiary, SurgiCount Medical, Inc. PST’s proprietary Safety-Sponge® System and SurgiCount 360™ compliance software help prevent Retained Foreign Objects in the operating room. Other business acquisitions completed in the three-month period in 2014 include the previously announced acquisition of Pivot Medical, Inc. (Pivot).

RESULTS OF OPERATIONS
Consolidated results of operations for the three-month periods ended March 31, 2014 and 2013 were:

	Three Months
	2014	2013	% Change
Net Sales	$2,305	$2,190	5.3
Gross profit	1,536	1,477	4.0
Research, development and engineering expenses	150	129	16.3
Selling, general and administrative expenses	1,205	916	31.6
Intangible asset amortization	45	32	40.6
Restructuring charges	5	14	(64.3)
Other income (expense)	(24)	(11)	118.2
Income taxes	37	71	(47.9)
Net earnings	$70	$304	(77.0)
Diluted net earnings per share	$0.18	$0.79	(77.2)
Geographic and segment net sales for the three-month periods ended March 31, 2014 and 2013 were:

			Percentage Change
			2014/2013
	Three Months			Constant Currency
	2014	2013	Reported
Geographic sales:
United States	$1,542	$1,441	7.1	7.1
International	763	749	1.8	5.2
Total net sales	$2,305	$2,190	5.3	6.4
Segment sales:
Reconstructive	$999	$956	4.5	5.9
MedSurg	886	837	5.8	6.8
Neurotechnology and Spine	420	397	5.9	7.0
Total net sales	$2,305	$2,190	5.3	6.4

11	Dollar amounts in millions except per share amounts or as otherwise specified

Net sales increased 5.3% for the three-month period. Net sales grew 6.9% as a result of increased unit volume and changes in product mix and 1.4% due to acquisitions. Net sales were unfavorably impacted by 1.8% due to changes in price and 1.1% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales increased by 6.4%. The increase was primarily due to higher shipments of trauma and extremities products, neurotechnology products, instruments and endoscopy products and hips.
Supplemental sales growth information for the three-month periods ended March 31, 2014 and 2013:

	First Quarter Ended March 31, 2014
			% Change
					U.S.	International
	2014	2013	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Reconstructive
Knees	$348	$345	1.1	2.3	4.4	(5.3)	(1.7)
Hips	318	308	3.1	4.9	5.9	(0.4)	3.7
Trauma and Extremities	288	266	8.4	9.4	11.6	4.8	6.9
TOTAL RECONSTRUCTIVE	999	956	4.5	5.9	8.0	(0.5)	2.9
MedSurg
Instruments	343	312	10.1	11.0	12.8	3.3	6.4
Endoscopy	312	291	7.0	8.1	5.9	9.4	13.3
Medical	181	182	(0.5)	0.6	1.9	(8.4)	(3.8)
TOTAL MEDSURG	886	837	5.8	6.8	6.7	3.4	7.1
Neurotechnology and Spine
Neurotechnology	243	221	10.0	11.6	11.3	8.1	12.0
Spine	177	176	0.7	1.3	0.4	1.5	3.8
TOTAL NEUROTECHNOLOGY AND SPINE	420	397	5.9	7.0	5.9	5.8	9.1

Reconstructive Net Sales
Reconstructive net sales for the three-month period increased 4.5%, primarily due to a 5.3% increase in unit volume and changes in product mix and 3.0% due to acquisitions. Net sales were unfavorably impacted by 2.3% due to changes in price and 1.4% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales for the three-month period increased 5.9%, primarily due to higher shipments of trauma and extremities products and hips worldwide.
MedSurg Net Sales
MedSurg net sales for the three-month period increased 5.8%, primarily due to a 7.9% increase in unit volume and changes in product mix. Net sales were unfavorably impacted by 1.2% due to changes in price and 1.0% due to the impact of foreign currency exchange rates. In constant currency, net sales for the three-month period increased 6.8%, primarily due to higher shipments of instruments and endoscopy products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales for the three-month period increased 5.9%, primarily due to an 8.5% increase in unit volume and changes in product mix and 0.5% due to acquisitions. Net sales were unfavorably impacted by 2.0% due to changes in price and 1.1% due to the unfavorable impact of foreign currency exchange rates on net sales. In constant currency, net sales for the three-month period increased 7.0%, led by higher shipments of neurotechnology products.

Cost of Sales
Cost of sales increased 7.9% for the three-month period to 33.4% of sales, compared to 32.6% in 2013. Product mix contributed to the increase in cost of sales, as sales growth for MedSurg products outpaced sales growth in the Reconstructive segment. Cost of sales for the three-month period of 2014 also includes $5 related to inventory that was stepped up to fair value following acquisitions and $1 in restructuring and restructuring-related costs. Excluding the impact of the acquisition and restructuring costs described above, cost of sales in the three-month period was 33.1% of sales compared to 32.6% in 2013.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased 16.3% to $150, representing 6.5% of sales for the three-month period compared to 5.9% in 2013. The timing of projects for anticipated future products, the impact of acquisitions and continued investment in new technologies causes the spending level to vary by period as a percentage of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 31.6% to $1,205, representing 52.3% of sales in the three-month period, compared to 41.8% in 2013. The three-month periods included $16 and $20 in 2014 and 2013, respectively, in acquisition and integration related charges; $9 and $2 in 2014 and 2013, respectively, in restructuring related charges; $344 and $40 in 2014 and 2013, respectively, related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems and the recall of the Neptune Waste Management System;

12	Dollar amounts in millions except per share amounts or as otherwise specified and $40 in 2013 related to two previously disclosed United States regulatory matters. Excluding the impact of these charges, selling, general and administrative expenses were 36.3% of sales in 2014 compared to 37.2% in 2013, primarily reflecting improved control over general and administrative spending.
Restructuring Charges
Restructuring charges of $5 and $14 in the three-month periods in 2014 and 2013, respectively, were related to the reorganization of our management structure outside of the United States, focused reductions of our global workforce and other restructuring activities. These actions have been initiated to provide efficiencies and realign resources to fund our growth strategy.
Other Income (Expense)
Other expense in the three-month period increased $13 from 2013, primarily as a result of increased interest expense associated with our public offering of notes in March 2013 and due to losses on foreign currency exchange transactions.
Income Taxes
Our effective income tax rate on earnings in the three-month period was 34.5% compared to 18.9% in 2013. In 2014 we recorded $8 in tax expense related to certain discrete tax items; in 2013 we recorded retroactive net tax benefits of $13 pursuant to the American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013. These tax benefits related to the retroactive extension of numerous tax provisions, including an extension of the research tax credit and other provisions for companies with significant international operations. These same tax provisions expired at the end of 2013.
Net Earnings
Net earnings in the three-month period decreased to $70 or $0.18 per diluted share compared to $304 or $0.79 per diluted share in 2013. The impact of foreign currency exchange rates on net earnings reduced diluted net earnings per share by approximately $0.04.
Reported net earnings includes restructuring and restructuring-related charges of $10 and $11 in 2014 and 2013, respectively; acquisition and integration related charges of $13 and $17 in 2014 and 2013, respectively; amortization expense for purchased intangible assets of $31 and $23 in 2014 and 2013, respectively; charges related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems and the recall of the Neptune Waste Management System of $272 and $32 in 2014 and 2013, respectively; tax expense related to certain discrete tax items of $8 in 2014; and charges related to two previously disclosed United States regulatory matters of $30 in 2013.

NON-GAAP FINANCIAL MEASURES
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures,

including percentage sales growth in constant currency; percentage organic sales growth; adjusted gross profit; cost of sales excluding specified items; adjusted selling, general and administrative expenses; adjusted intangible amortization; adjusted operating income; adjusted effective income tax rate; adjusted net earnings; and adjusted diluted net earnings per share (EPS). We believe that these non-GAAP measures provide meaningful information to assist investors and shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures.
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
To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. These adjustments are irregular in timing, may not be indicative of our past and future performance and are therefore excluded to allow investors to better understand underlying operating trends. Adjustments may include, but are not limited to, the following:

1.
Acquisition and integration related costs. These adjustments include costs related to integrating recently acquired businesses and specific costs related to the consummation of the acquisition process.

2.	Restructuring and related charges. These adjustments include costs associated with focused workforce reductions and other restructuring activities.

3.
Rejuvenate and recall matters. These adjustments are our best estimate of the minimum of the range of probable loss to resolve certain product recalls, including the recall of Rejuvenate / ABG II modular-neck hip stems and certain matters pertaining to the recall of the Neptune Waste Management System.

4.	Regulatory and legal matters. These adjustments represent our best estimate of the minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.

13	Dollar amounts in millions except per share amounts or as otherwise specified

5.	Amortization of intangible assets. These adjustments represent the periodic amortization expense related to purchased intangible assets.

6.	Tax matters. These adjustments represent certain discrete tax items and adjustments to interest expense related to the settlement of certain tax matters.

Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, gross profit, cost of sales, selling, general and administrative expenses, intangible amortization, operating income, effective income tax rate, net earnings and diluted net earnings per share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Results of Operations below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The following reconciles the non-GAAP financial measures of adjusted gross profit; adjusted selling, general and administrative expense; adjusted intangible amortization; adjusted operating income; adjusted net earnings; adjusted effective tax rate; and adjusted diluted net earnings per share with the most directly comparable GAAP financial measures:

Three Months Ended March 31, 2014	Gross Profit	Selling, General and Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$1,536	$1,205	$45	$131	$70	34.5%	$0.18
Acquisition and integration related charges
Inventory stepped up to fair value	5	—	—	5	3	0.9	0.01
Other acquisition and integration related	—	(16)	—	16	10	2.0	0.03
Intangible amortization	—	—	(45)	45	31	2.5	0.08
Restructuring and related charges	1	(9)	—	15	10	1.2	0.03
Rejuvenate and recall matters	—	(344)	—	344	272	(9.6)	0.71
Tax matters	—	—	—	—	8	(7.4)	0.02
ADJUSTED	$1,542	$836	$—	$556	$404	24.1%	$1.06

Three Months Ended March 31, 2013	Gross Profit	Selling General and Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$1,477	$916	$32	$386	$304	18.9%	$0.79
Acquisition and integration related charges
Other acquisition and integration related	—	(20)	—	20	17	(0.3)	0.05
Intangible amortization	—	—	(32)	32	23	0.6	0.06
Restructuring and related charges	—	(2)	—	16	11	0.4	0.03
Rejuvenate and recall matters	—	(40)	—	40	32	0.1	0.08
Regulatory and legal matters	—	(40)	—	40	30	0.6	0.08
ADJUSTED	$1,477	$814	$—	$534	$417	20.3%	$1.09
The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as those used in the calculation of the reported per share amounts.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash from operations totaled $206 in the three-month period, compared to $236 in 2013. Operating cash flow resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes and charges for product recall and regulatory matters). The adjustments for non-cash items in the three-month period in 2014 were due primarily to the charge to earnings for additional amounts related to the Rejuvenate and ABG II recalls of $340. The net of accounts receivable, inventory and accounts payable provided $62 of cash in 2014 compared to the consumption of $40 of cash in 2013, contributing a $102 increase in cash from operations as compared to 2013.
The impact of the timing of sales in each period resulted in the generation of $93 of cash in the three-month period in 2014 from accounts receivable compared to the generation of $7 in 2013. Accounts receivable days outstanding has decreased compared to March 2013 by 2 days but has increased by 1 day from December 2013. Inventory days on hand compared to December 2013

14	Dollar amounts in millions except per share amounts or as otherwise specified increased by 23 days in 2014 and by 8 days compared to March 2013.
Investing Activities
Net investing activities consumed $351 and $360 of cash in the three-month periods in 2014 and 2013, respectively.
Acquisitions. Acquisitions used $272 and $600 of cash in the three-month periods in 2014 and 2013, respectively. Cash used in 2014 was primarily for the acquisitions of PST and Pivot; cash used in 2013 was primarily for the acquisition of Trauson Holdings Company Limited.
Capital Spending. We manage capital spending to support our business growth. Capital expenditures, primarily to support integration of acquisitions, capacity expansion, new product introductions, innovation and cost savings, were $70 and $49 in the three-month periods in 2014 and 2013, respectively.
Marketable Securities. Cash of $9 was used for the net purchase of marketable securities in the three-month period in 2014 compared to $289 of cash generated from the net sale of marketable securities in 2013.
Financing Activities
Dividend Payments. Dividends paid per common share increased 15.1% to $0.305 per share in the three-month period in 2014 compared to $0.265 in 2013. Total dividend payments to common shareholders were $115 and $101 in 2014 and 2013, respectively.
Long-Term and Short-Term Debt. Net proceeds from borrowings for the three-month periods were $289 and $1,009 in 2014 and 2013, respectively. Cash proceeds in 2014 were primarily from the issuance of commercial paper; proceeds in 2013 were primarily from public offerings of notes. Refer to Note 8 in the Notes to the Consolidated Financial Statements for further information.
Share Repurchases. Total use of cash for share repurchases was $0 and $250 for the three-month periods in 2014 and 2013, respectively. The 2013 repurchases were primarily pursuant to an Accelerated Share Repurchase program that was completed in April of 2013.
Liquidity
Cash, cash equivalents and marketable securities were $4,047 at March 31, 2014 and $3,980 at December 31, 2013 and current assets exceeded current liabilities by $4,888 at March 31, 2014 and $5,678 at December 31, 2013.
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

Should additional funds be required we had approximately $762 of borrowing capacity available under all of our existing credit facilities at March 31, 2014.
At March 31, 2014 approximately 77.4% of our consolidated cash and cash equivalents and marketable securities were held in locations outside the United States. These funds are considered indefinitely reinvested to be used to expand operations, either organically or through acquisitions, outside the United States.
We continually evaluate our receivables, particularly in Spain, Portugal, Italy and Greece (the Southern European Region). The total net receivables from the Southern European Region at March 31, 2014 and December 31, 2013 were approximately $161 and $199, including approximately $82 and $103, respectively, of sovereign receivables. We believe that our current reserves related to receivables are adequate and any additional credit risk associated with the Southern European Region is not expected to have a material adverse impact on our financial position or liquidity. We currently do not have any investments in the sovereign debt instruments of the Southern European Region.  Any non-sovereign exposure in these countries in our investment portfolios is considered immaterial.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our financial condition or liquidity.
OTHER MATTERS
Legal and Regulatory Matters
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred that could unfavorably affect future operating results. We are currently self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

15	Dollar amounts in millions except per share amounts or as otherwise specified

In 2010 we received a subpoena from the United States Department of Justice (DOJ) related to the sales and marketing of the OtisKnee device.  The subpoena concerns allegations of violations of federal laws related to sales of a device not cleared by the United States Food and Drug Administration (FDA).  We continue to discuss the settlement of this matter with the DOJ, but there can be no assurance that we will reach a consensual resolution rather than seeking a resolution through the courts. We have recorded charges totaling $80 related to this matter.

In June 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. As previously announced, we intend to reimburse implanted patients for reasonable and customary costs of testing and treatment services, including any necessary revision surgeries. We continue to work with the medical community to evaluate the data and further understand this matter. The ultimate total cost with respect to this matter will depend on many factors that are difficult to predict and may vary materially based on the number of and actual costs of patients seeking testing and treatment services, the number of and actual costs of patients requiring revision surgeries, the number of and actual costs to settle lawsuits filed against us, and the amount of third-party insurance recoveries.  Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $1,130 to $1,580, before third-party insurance recoveries.  In the three months ended March 31, 2014, we recorded charges to earnings of $340 representing the excess of the $1,130 minimum of the range over the previously recorded reserves. No contingent gain for third-party insurance recoveries was recorded as of March 31, 2014. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

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

In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The Wisconsin lawsuit was subsequently transferred to the United States District Court in Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment we manufactured and sold and seek damages and permanent injunctions. We have entered into an agreement settling the first lawsuit, with terms as previously disclosed. The second lawsuit involves nine patents related to electrical network communications for hospital beds. The case has been stayed with respect to six of the patents that are currently under reexamination by the United States Patent Office. With respect to the three remaining patents, Hill-Rom is appealing the trial court's grant of summary judgment in our favor and the ultimate resolution of this particular part of the suit may differ. The ultimate resolution of the entire second suit may have no relation to the resolution of the first suit and cannot be predicted; however, the result could have a material adverse effect on our financial position, results of operations and cash flows.

In 2010 we received a subpoena from the DOJ related to sales, marketing and regulatory matters related to the Stryker PainPump. We have received requests for certain documents in connection with this investigation. The investigation is ongoing and we are fully cooperating with the DOJ regarding this matter.

16	Dollar amounts in millions except per share amounts or as otherwise specified

FORWARD-LOOKING STATEMENTS
This report contains statements referring to us that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "would," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We consider our material area of market risk exposure to be exchange rate risk. Quantitative and qualitative disclosures about exchange rate risk are included in the "Other Information" section of Management's Discussion and Analysis of Financial Condition in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption "Hedging and Derivative Financial Instruments" on page 17. There have been no material changes from the information provided therein.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures – An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2014 was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer (the Certifying Officers). Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls Over Financial Reporting – There was no change to our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) We issued 34,710 shares of our common stock in the three months ended March 31, 2014 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
(c) In December of 2012 and 2011, we announced that our Board of Directors had authorized us to purchase up to $405 and $500, respectively, of our common stock (the 2012 and 2011 Repurchase Programs, respectively). The manner, timing and amount of purchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise.
Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans. We did not repurchase any shares during the three months ended March 31, 2014. At March 31, 2014, the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $683,000,000.

17	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 5.	OTHER INFORMATION.
Submission Of Matters To A Vote Of Security Holders.

At our Annual Meeting of Shareholders held on April 22, 2014, shareholders voted on three proposals and cast votes as follows:

1	Election of directors:

	Shares
Name	For	Against	Abstain	Broker Non-Votes
Howard E. Cox, Jr.	301,312,721	2,696,443	807,676	34,314,417
Srikant M. Datar, Ph.D.	278,696,999	25,468,210	651,631	34,314,417
Roch Doliveux, DVM	302,782,567	1,377,993	656,280	34,314,417
Louise L. Francesconi	299,475,876	4,693,315	647,649	34,314,417
Allan C. Golston	300,096,838	4,069,152	650,850	34,314,417
Kevin A. Lobo	303,594,003	594,639	628,198	34,314,417
William U. Parfet	298,409,035	5,588,306	819,499	34,314,417
Andrew K. Silvernail	303,293,955	862,407	660,478	34,314,417
Ronda E. Stryker	286,977,191	17,015,773	823,876	34,314,417

2	Ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for 2014:

Shares
For	Against	Abstain
328,314,612	10,058,378	758,267

3	Advisory vote to approve the Company's named executive officer compensation:

Shares
For	Against	Abstain	Broker Non-Votes
295,436,231	7,836,659	1,543,950	34,314,417

ITEM 6.	EXHIBITS

(a)
	31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
* Furnished with this Form 10-Q

18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

April 24, 2014	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, President and Chief Executive Officer

April 24, 2014	/s/ WILLIAM R. JELLISON
Date	William R. Jellison, Vice President, Chief Financial Officer

19

EXHIBIT INDEX

Exhibit 31	Rule 13a-14(a) Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32	18 U.S.C. Section 1350 Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 101	XBRL (Extensible Business Reporting Language) Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q

20