Form 10-Q
period 2014-06-30
STRYKER CORP
filed 2014-07-24
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 378,582,992 shares of Common Stock, $0.10 par value, as of June 30, 2014.

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net sales	$2,363	$2,212	$4,668	$4,402
Cost of sales	808	730	1,577	1,443
Gross profit	1,555	1,482	3,091	2,959
Research, development and engineering expenses	158	132	308	261
Selling, general and administrative expenses	1,148	1,015	2,353	1,931
Intangible asset amortization	47	36	92	68
Restructuring charges	5	9	10	23
Total operating expenses	1,358	1,192	2,763	2,283
Operating income	197	290	328	676
Other income (expense), net	(30)	(21)	(54)	(32)
Earnings before income taxes	167	269	274	644
Income taxes	39	56	76	127
Net earnings	$128	$213	$198	$517

Net earnings per share of common stock:
Basic net earnings per share of common stock	$0.34	$0.56	$0.52	$1.36
Diluted net earnings per share of common stock	$0.33	$0.56	$0.51	$1.35

Weighted-average shares outstanding—in millions:
Basic	378.8	378.0	378.5	378.8
Net effect of dilutive employee stock options	3.9	3.0	4.2	3.2
Diluted	382.7	381.0	382.7	382.0
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	—	2.1	2.5	2.2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net earnings	$128	$213	$198	$517
Other comprehensive income (loss), net of tax
Marketable Securities	4	(5)	7	(6)
Pension Plans	1	(1)	—	2
Hedges	(9)	—	(12)	—
Financial Statement Translation	(33)	20	4	(94)
Total other comprehensive income (loss), net of tax	(37)	14	(1)	(98)
Comprehensive income	$91	$227	$197	$419

See accompanying notes to Consolidated Financial Statements.

1	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30	December 31
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$1,319	$1,339
Marketable securities	3,426	2,641
Accounts receivable, less allowance of $68 ($72 in 2013)	1,503	1,518
Inventories
Materials and supplies	254	227
Work in process	104	85
Finished goods	1,229	1,110
Total inventories	1,587	1,422
Deferred income taxes	941	880
Prepaid expenses and other current assets	605	535
Total current assets	9,381	8,335
Property, plant and equipment
Land, buildings and improvements	693	686
Machinery and equipment	1,933	1,811
Total property, plant and equipment	2,626	2,497
Less allowance for depreciation	1,499	1,416
Net property, plant and equipment	1,127	1,081
Other assets
Goodwill	4,101	3,844
Other intangibles, net	2,090	1,989
Other	530	494
Total assets	$17,229	$15,743

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$337	$314
Accrued compensation	399	535
Income taxes	97	131
Dividend payable	116	115
Accrued recall expenses	1,354	772
Accrued expenses and other liabilities	780	765
Current maturities of debt	630	25
Total current liabilities	3,713	2,657
Long-term debt, excluding current maturities	3,237	2,739
Other liabilities	1,277	1,300
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 378 million shares (378 million in 2013)	38	38
Additional paid-in capital	1,208	1,160
Retained earnings	7,525	7,617
Accumulated other comprehensive income	231	232
Total shareholders' equity	9,002	9,047
Total liabilities & shareholders' equity	$17,229	$15,743

See accompanying notes to Consolidated Financial Statements.

2	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2013	$38	$1,160	$7,617	$232	$9,047
Net earnings			198		198
Other comprehensive income (loss)				(1)	(1)
Issuance of 1.6 million shares of common stock under stock option and benefit plans, including $5 excess income tax benefit		9			9
Repurchase and retirement of 0.8 million shares of common stock		(2)	(59)		(61)
Share-based compensation		41			41
Cash dividends declared of $0.61 per share of common stock			(231)		(231)
Balances at June 30, 2014	$38	$1,208	$7,525	$231	$9,002

See accompanying notes to Consolidated Financial Statements.

3	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Operating activities
Net earnings	$128	$213	$198	$517
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	47	43	93	81
Amortization of intangible assets	47	36	92	68
Share-based compensation	20	18	41	38
Restructuring charges	5	10	10	24
Sale of inventory stepped up to fair value at acquisition	9	8	14	8
Recall accruals	252	187	582	227
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(40)	(18)	53	(11)
Inventories	(59)	(25)	(120)	(63)
Accounts payable	(19)	(21)	11	(30)
Accrued expenses and other liabilities	57	82	(142)	(70)
Income taxes	(81)	(141)	(137)	(150)
Other	—	(36)	(123)	(47)
Net cash provided by operating activities	366	356	572	592

Investing activities
Acquisitions, net of cash acquired	(185)	(62)	(457)	(662)
Purchases of marketable securities	(1,580)	(1,843)	(2,597)	(2,616)
Proceeds from sales of marketable securities	804	754	1,812	1,816
Purchases of property, plant and equipment	(54)	(47)	(124)	(96)
Net cash used in investing activities	(1,015)	(1,198)	(1,366)	(1,558)

Financing activities
Proceeds from borrowings	1,469	102	1,813	1,162
Payments on borrowings	(665)	(100)	(720)	(151)
Dividends paid	(116)	(100)	(231)	(201)
Repurchase and retirement of common stock	(60)	—	(60)	(250)
Other	(40)	5	(28)	(2)
Net cash provided by (used in) financing activities	588	(93)	774	558

Effect of exchange rate changes on cash and cash equivalents	(1)	(7)	—	(16)
Change in cash and cash equivalents	$(62)	$(942)	$(20)	$(424)

See accompanying notes to Consolidated Financial Statements.

4	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

Stryker Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014
NOTE 1 - BASIS OF PRESENTATION
General Information
These statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. Management believes that the accompanying unaudited Consolidated Financial Statements include all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. However, the results of operations included in such financial statements may not necessarily be indicative of annual results. Certain prior year amounts in our Segment Information in Note 11 have been reclassified to conform with the presentation used in 2014.
Recently Issued Accounting Pronouncements
No new accounting pronouncement issued or effective during the year had or is expected to have a material impact on the Consolidated Financial Statements.

NOTE 2 - SUBSEQUENT EVENT
Subsequent to the announcement of our second quarter 2014 operating results on July 17, 2014, we have updated our preliminary estimate of the probable loss to resolve the Rejuvenate and ABG II recall matter based on all information received to date which resulted in a $110 increase to the actuarially determined range of probable loss to resolve the matter to approximately $1,400 to $2,090 before third-party recoveries. Our results for the three months ended June 30, 2014 now include charges to earnings totaling $270, representing the excess of the $1,400 minimum of the range over the previously recorded reserves.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Changes in and reclassifications out of AOCI in 2014 were as follows:

	Marketable Securities		Pension Plans		Hedges		Financial Statement Translation		Total
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning balance	$3	$—	$(82)	$(81)	$4	$7	$343	$306	$268	$232
Other comprehensive income (OCI)	7	11	—	(3)	(12)	(16)	(33)	4	(38)	(4)
Income tax expense on OCI	(1)	(1)	—	—	5	7	—	—	4	6
Reclassifications out of AOCI into:
Cost of sales	—	—	2	4	—	—	—	—	2	4
Other (income) expense	(2)	(4)	—	—	(3)	(5)	—	—	(5)	(9)
Income tax expense (benefit)	—	1	(1)	(1)	1	2	—	—	—	2
Total other comprehensive income	4	7	1	—	(9)	(12)	(33)	4	(37)	(1)
Balance at June 30	$7	$7	$(81)	$(81)	$(5)	$(5)	$310	$310	$231	$231

5	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

NOTE 4 - FAIR VALUE MEASUREMENTS
Our valuation of our assets and liabilities measured at fair value is:

	Total		Level 1		Level 2		Level 3
	June	December 31	June	December 31	June	December 31	June	December 31
	2014	2013	2014	2013	2014	2013	2014	2013
Cash and cash equivalents	$1,319	$1,339	$1,319	$1,339	$—	$—	$—	$—
Available-for-sale marketable securities
Corporate and asset-backed debt securities	1,529	1,177	—	—	1,529	1,177	—	—
Foreign government debt securities	898	845	—	—	898	845	—	—
United States agency debt securities	402	211	—	—	402	211	—	—
United States treasury debt securities	491	350	—	—	491	350	—	—
Certificates of deposit	101	53	—	—	101	53	—	—
Other	5	5	—	—	5	5	—	—
Total available-for-sale marketable securities	3,426	2,641	—	—	3,426	2,641	—	—
Trading marketable securities	77	72	77	72	—	—	—	—
Foreign currency exchange forward contracts	13	25	—	—	13	25	—	—
	$4,835	$4,077	$1,396	$1,411	$3,439	$2,666	$—	$—
Liabilities:
Deferred compensation arrangements	$77	$72	$77	$72	$—	$—	$—	$—
Contingent consideration
Beginning Balance							59	103
Losses included in earnings							—	(5)
Settlements							(14)	(39)
Balance at the end of the period	45	59	—	—	—	—	45	59
Foreign currency exchange forward contracts	13	2	—	—	13	2	—	—
	$135	$133	$77	$72	$13	$2	$45	$59
We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs taking into account our credit risk and that of our counterparties. The fair value of our Level 3 liabilities represent milestone payments for acquisitions and is calculated as the net present value of expected cash flows (using a discounted cash flow technique) based on externally provided or obtained inputs, including our probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligation. We remeasure this liability each reporting period and record the changes in the fair value in general and administrative expense (for probability of occurrence) and other income (expense) (for changes in time value of money) in earnings. During the period we evaluated but did not change our unobservable input assumptions and fair value techniques used in measuring the fair value of any financial assets or liabilities from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant transfers into or out of any levels that occurred between December 31, 2013 and June 30, 2014.

Summary of marketable securities:	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	June	December	June	December	June	December	June	December
	2014	2013	2014	2013	2014	2013	2014	2013
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$1,526	$1,177	$3	$1	$—	$(1)	$1,529	$1,177
Foreign government debt securities	894	846	4	—	—	(1)	898	845
United States agency debt securities	402	211	—	—	—	—	402	211
United States treasury debt securities	490	350	1	—	—	—	491	350
Certificates of deposit	101	53	—	—	—	—	101	53
Other	5	5	—	—	—	—	5	5
Total available-for-sale marketable securities	$3,418	$2,642	$8	$1	$—	$(2)	3,426	2,641
Trading marketable securities							77	72
Total marketable securities							$3,503	$2,713
Reported as:
Current assets-marketable securities							$3,426	$2,641
Noncurrent assets-other							77	72
							$3,503	$2,713
The unrealized losses on available-for-sale marketable securities at June 30, 2014 were primarily caused by increases in yields as a result of the rise in government benchmark rates. Less than 1% of our investments in available-for-sale securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poors) and A (Fitch). We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; accordingly, we do not consider these investments to be other-than-temporarily impaired at June 30, 2014.

6	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

The cost and estimated fair value of available-for-sale marketable securities at June 30, 2014 by contractual maturity are:

	Cost	Estimated Fair Value
Due in one year or less	$500	$500
Due after one year through three years	284	285
Due after three years	2,634	2,641
	$3,418	$3,426
The gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2014 are:

	Corporate and Asset-Backed Debt Securities		Foreign Government Debt Securities		United States Agency Debt Securities		Other		Total
	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total	Less Than 12 Months	Total
Number of investments	92	99	3	3	33	33	81	81	209	216
Fair value	$200	$203	$14	$14	$312	$312	$21	$21	$547	$550
Unrealized losses	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of AOCI into earnings based on the specific identification method. Interest and marketable securities income was $5 and $6 for the three months ended June 30, 2014 and 2013, respectively, and $11 for both the six months ended June 30, 2014 and 2013 and is included in other income (expense).

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

	June 30, 2014					December 31, 2013
		Fair Value					Fair Value
	Gross Notional	Other Current Assets	Other Assets – Noncurrent	Other Current Liabilities	Other Liabilities – Noncurrent	Gross Notional	Other Current Assets	Other Assets – Noncurrent	Other Current Liabilities	Other Liabilities – Noncurrent
Designated	$420	$1	$—	$7	$1	$344	$11	$1	$1	$—
Non-designated	2,353	12	—	4	1	2,000	10	3	1	—
	$2,773	$13	$—	$11	$2	$2,344	$21	$4	$2	$—
We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding forward currency exchange contracts but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument. The maximum term of the forward currency exchange contracts at June 30, 2014 and December 31, 2013 was 546 days for each period.
The net currency exchange rate gains (losses) for the three months ended June 30, 2014 was $0 comprised of gains of $3 recorded in cost of goods sold and losses of ($3) recorded in other income (expense). The net currency exchange rate gains (losses) for the six months ended June 30, 2014 was ($4) comprised of gains of $5 recorded in cost of goods sold and losses of ($9) recorded in other income (expense). The net currency exchange rate losses for both the three and six months ended June 30, 2013 were ($3) and ($4), respectively. These total gains (losses) represent the net impact for both designated and non-designated derivative instruments.
At June 30, 2014 and December 31, 2013, pretax gains on derivatives designated as hedges of $6 and $12, which are recorded in AOCI, are expected to be reclassified to earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There have been no ineffective portions of derivatives that have resulted in gains or losses in any period.
NOTE 6 - CONTINGENCIES AND COMMITMENTS
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property, and other matters. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of

7	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

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

In June 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. As previously announced, we intend to reimburse implanted patients for reasonable and customary costs of testing and treatment services, including any necessary revision surgeries. We continue to work with the medical community to evaluate the data and further understand this matter. The ultimate total cost with respect to this matter will depend on many factors that are difficult to predict and may vary materially based on the number of and actual costs of patients seeking testing and treatment services, the number of and actual costs of patients requiring revision surgeries, the number of and actual costs to settle lawsuits filed against us, and the amount of third-party insurance recoveries.  Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $1,400 to $2,090 before third-party insurance recoveries.  In the three months ended June 30, 2014, we recorded charges to earnings of $270 representing the excess of the $1,400 minimum of the range over the previously recorded reserves. No contingent gain for third-party insurance recoveries was recorded as of June 30, 2014. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

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

In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The Wisconsin lawsuit was subsequently transferred to the United States District Court in Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment we manufactured and sold and seek damages and permanent injunctions. We have entered into an agreement settling the first lawsuit, with terms as previously disclosed. The second lawsuit involves nine patents related to electrical network communications for hospital beds. The case has been stayed with respect to six of the patents that are currently under reexamination by the United States Patent Office. With respect to the three remaining patents, all of which have now expired, the Court of Appeals for the Federal Circuit reversed the trial court's grant of summary judgment in our favor and remanded the matter to the trial court for further proceedings. The ultimate resolution of the entire second suit may have no relation to the resolution of the first suit and cannot be predicted; however, the result could have a material adverse effect on our financial position, results of operations and cash flows.

In 2010 we received a subpoena from the DOJ related to sales and marketing and regulatory matters related to the Stryker PainPump. We have received requests for certain documents in connection with this investigation. The investigation is ongoing and we are fully cooperating with the DOJ regarding this matter.

NOTE 7 - ACQUISITIONS
In June 2014 we announced our intention to acquire the assets of Small Bone Innovations, Inc. (SBi) in an all cash transaction for up to $375. The net cost to Stryker after taking into account the present value of the tax benefits as a result of the asset purchase structure will be up to $285. SBi products are designed and promoted for upper and lower extremity small bone indications, with a focus on small joint replacement. The transaction is subject to customary closing conditions including the expiration or termination of the Hart-Scott-Rodino Antitrust Improvements Act waiting period and is expected to close in the third quarter of 2014.

8	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

The acquisition of SBi is expected to enhance our product offerings within our Reconstructive segment.
In April 2014 we completed the acquisition of Berchtold Holding, AG (Berchtold) for an aggregate purchase price of approximately $172, net of cash acquired. Berchtold, a privately held business with operating facilities in Germany and the United States, sells surgical infrastructure equipment including surgical tables, equipment booms and surgical lighting systems. The acquisition of Berchtold is expected to enhance our product offerings within our MedSurg segment. Intangible assets acquired with Berchtold will be amortized over a weighted-average life of 8 years.
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
The acquired net assets of other business acquisitions completed in 2014, including the previously announced acquisition of Pivot Medical, Inc. are in the "Other" column in the table below.
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
The purchase price allocations for Berchtold, PST, MAKO and other smaller acquisitions are based upon preliminary valuations, and our estimates and assumptions are subject to change within the measurement period as the valuations are finalized. We are in the process of verifying data and finalizing information related to these acquisitions to finalize the recording of identifiable intangible assets, deferred income taxes and the corresponding effect on the value of goodwill.

The allocation of the purchase prices of each acquisition to the acquired net assets is as follows:

	2014	2014	2014	2013
	Berchtold	PST	Other	MAKO
Purchase price paid	$172	$120	$148	$1,679
Tangible assets acquired:
Inventory	22	7	5	50
Other assets	38	19	25	174
Liabilities	(45)	(33)	(32)	(277)
Intangible assets:
Customer relationship	11	33	4	91
Trade name	7	—	—	24
Developed technology & patents	32	26	70	231
IPRD	—	—	2	169
Goodwill	107	68	74	1,217
	$172	$120	$148	$1,679
NOTE 8 - LONG-TERM DEBT AND CREDIT FACILITIES
Our debt is as follows:

		June 30	December 31
		2014	2013
Senior unsecured notes:
Rate	Due
3.00%	January 15, 2015	$500	$500
2.00%	September 30, 2016	749	749
1.30%	April 1, 2018	598	598
4.375%	January 15, 2020	498	498
3.375%	May 15, 2024	595	—
4.10%	April 1, 2043	394	394
4.375%	May 15, 2044	398	—
Commercial paper		100	—
Other		35	25
Total debt		3,867	2,764
Less current maturities		(630)	(25)
Total long-term debt		$3,237	$2,739
During 2014 we issued commercial paper under the commercial paper program we established in July 2011. The program allows us to have a maximum of $500 in commercial paper outstanding, with maturities up to 397 days from the date of issuance. As of June 30, 2014, outstanding commercial paper totaled $100, the weighted average original maturity of the commercial paper outstanding was approximately 79 days and the weighted average interest rate was 0.27%.
In May 2014 we sold $600 in senior unsecured notes due 2024 (2024 Notes) and $400 of senior unsecured notes due 2044 (2044 Notes). The 2024 Notes will bear interest at 3.375% per year and, unless previously redeemed, will mature on May 15, 2024. The 2044 Notes will bear interest at 4.375% per year and, unless previously redeemed, will mature on May 15, 2044.
Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants at June 30, 2014. We have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At June 30, 2014, we had $949 of borrowing capacity available under all of our existing credit facilities. The weighted average interest rate, excluding required fees, for all borrowings was 2.9% at June 30, 2014.

9	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

At June 30, 2014, the total unamortized debt issuance costs incurred in connection with our outstanding notes were $23. The fair value of long-term debt (including current maturities) at June 30, 2014 and December 31, 2013 was $3,795 and $2,790, respectively, based on the quoted interest rates for similar types and amounts of borrowing agreements.
NOTE 9 - CAPITAL STOCK
In April 2014 we declared a quarterly dividend of $0.305 per share, payable July 31, 2014 to shareholders of record at the close of business on June 30, 2014. In July 2014 we declared a quarterly dividend of $0.305 per share payable October 31, 2014 to shareholders of record at the close of business on September 30, 2014.

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
During 2014 we have repurchased 0.8 million shares at a cost of $60 under the 2011 Repurchase Program. As of June 30, 2014, the maximum dollar value of shares that may yet be purchased under the 2011 Repurchase Program was $218 and we had not made any repurchases pursuant to the 2012 Repurchase Program. At June 30, 2014, the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $623.

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
A rollforward of our restructuring liability balance is as follows:

	Total	Severance and Related Costs	Contractual Obligations and Other
January 1 Balance	$20	$10	$10
Charges to earnings	10	4	6
Cash paid	(15)	(8)	(7)
June 30 Balance	$15	$6	$9

NOTE 11 - SEGMENT INFORMATION
Net sales and net earnings by business segment are as follows:

	Reconstructive				MedSurg				Neurotechnology and Spine				Total
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$1,028	$966	$2,027	$1,922	$905	$832	$1,791	$1,669	$430	$414	$850	$811	$2,363	$2,212	$4,668	$4,402
Segment net earnings	228	231	477	465	151	161	296	322	79	73	165	151	$458	$465	$938	$938
Less: other (net of income taxes)
Other													(43)	(59)	(119)	(115)
Acquisition and integration related charges													(17)	(15)	(30)	(32)
Amortization of intangible assets													(33)	(26)	(64)	(49)
Restructuring and related charges													(20)	(10)	(30)	(21)
Recall charges													(217)	(120)	(489)	(152)
Regulatory matter charges													—	(22)	—	(52)
Tax matters													—	—	(8)	—
Net earnings													$128	$213	$198	$517
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
Revenues in the United States accounted for 66.7% and 65.9% of total revenues in the first six months of 2014 and 2013, respectively, and international revenues accounted for 33.3% and 34.1% of total revenues in the first six months of 2014 and 2013, respectively.
Subsequent to the announcement of our second quarter 2014 operating results on July 17, 2014, we have updated our preliminary estimate of the probable loss to resolve the Rejuvenate and ABG II recall matter based on all information received to date which resulted in a $110 increase to the actuarially determined range of probable loss to resolve the matter to approximately $1,400 to $2,090 before third-party recoveries. Our results for the three months ended June 30, 2014 now include charges to earnings totaling $270, representing the excess of the $1,400 minimum of the range over the previously recorded reserves.

In June 2014 we announced our intention to acquire assets of Small Bone Innovations, Inc. (SBi) in an all cash transaction for up to $375. The net cost to Stryker after taking into account the present value of the tax benefits as a result of the asset purchase structure will be up to $285. SBi products are designed and promoted for upper and lower extremity small bone indications, with a focus on small joint replacement. The transaction is subject to customary closing conditions including the expiration or termination of the Hart-Scott-Rodino Antitrust Improvements Act waiting period and is expected to close in the third quarter of 2014.

In April 2014 we completed the acquisition of Berchtold Holding, AG (Berchtold), a privately-held business with operations in Germany and the United States, for an aggregate purchase price of approximately $172. Berchtold sells surgical infrastructure equipment. In March 2014 we completed our acquisition of Patient Safety Technologies, Inc. (PST), for an aggregate purchase price of $120. PST conducts its business through its wholly owned subsidiary, SurgiCount Medical, Inc. PST’s proprietary Safety-Sponge® System and SurgiCount 360™ compliance software help prevent Retained Foreign Objects in the operating room. Other business acquisitions completed in the six months ended June 30, 2014 include the acquisition of Pivot Medical, Inc (Pivot).

11	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

RESULTS OF OPERATIONS
Consolidated results of operations for the three and six months ended June 30, 2014 and 2013 were:

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Net Sales	$2,363	$2,212	6.8	$4,668	$4,402	6.0
Gross profit	1,555	1,482	4.9	3,091	2,959	4.5
Research, development and engineering expenses	158	132	19.7	308	261	18.0
Selling, general and administrative expenses	1,148	1,015	13.1	2,353	1,931	21.9
Amortization of intangible assets	47	36	30.6	92	68	35.3
Restructuring charges	5	9	(44.4)	10	23	(56.5)
Other income (expense)	(30)	(21)	42.9	(54)	(32)	68.8
Income taxes	39	56	(30.4)	76	127	(40.2)
Net earnings	$128	$213	(39.9)	$198	$517	(61.7)
Diluted net earnings per share	$0.33	$0.56	(41.1)	$0.51	$1.35	(62.2)
Geographic and segment net sales were:

			Percentage Change				Percentage Change
	Three Months			Constant Currency	Six Months			Constant Currency
	2014	2013	Reported		2014	2013	Reported
Geographic sales:
United States	$1,569	$1,458	7.6	7.6	$3,111	$2,899	7.3	7.3
International	794	754	5.4	5.4	1,557	1,503	3.6	5.3
Total net sales	$2,363	$2,212	6.8	6.9	$4,668	$4,402	6.1	6.7
Segment sales:
Reconstructive	$1,028	$966	6.5	6.3	$2,027	$1,922	5.5	6.1
MedSurg	905	832	8.8	9.0	1,791	1,669	7.3	7.9
Neurotechnology and Spine	430	414	3.8	3.9	850	811	4.8	5.4
Total net sales	$2,363	$2,212	6.8	6.9	$4,668	$4,402	6.1	6.7
Net sales increased 6.8% for the three-month period ended June 30, 2014 from 2013. Net sales grew 6.8% as a result of increased unit volume and changes in product mix and 2.1% due to acquisitions. Net sales were unfavorably impacted by 2.0% due to changes in price. and 0.1% due to the unfavorable impact of foreign currency exchange rates. Excluding the impact of acquisitions, net sales increased by 4.8% in constant currency. The increase was primarily due to higher shipments of trauma and extremities products, neurotechnology products, instruments and endoscopy products.
Net sales increased 6.1% for the six-month period ended June 30, 2014 from 2013. Net sales grew 6.8% as a result of increased unit volume and changes in product mix and 1.8% due to acquisitions. Net sales were unfavorably impacted by 1.9% due to changes in price and 0.6% due to the unfavorable impact of foreign currency exchange rates on net sales. Excluding the impact of acquisitions, net sales increased by 4.9% in constant currency. The increase was primarily due to higher shipments of trauma and extremities products, neurotechnology products, instruments and endoscopy products.
Supplemental sales growth information:

	Three Months							Six Months
			% Change							% Change
					U.S.	International						U.S.	International
	2014	2013	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2014	2013	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Knees	$350	$340	2.7	2.7	7.1	(5.6)	(5.6)	$698	$685	1.9	2.5	5.7	(5.5)	(3.7)
Hips	326	319	2.3	2.2	6.3	(2.6)	(2.7)	644	627	2.7	3.5	6.1	(1.5)	0.5
Trauma and Extremities	298	266	11.8	11.3	13.2	10.3	9.2	586	532	10.1	10.3	12.4	7.6	8.1
RECONSTRUCTIVE	1,028	966	6.5	6.3	10.7	0.5	0.2	2,027	1,922	5.5	6.1	9.3	—	1.5
Instruments	340	315	7.6	7.5	7.0	9.4	8.9	683	627	8.9	9.2	9.8	6.3	7.7
Endoscopy	336	287	17.3	17.6	16.8	18.5	19.7	648	578	12.1	12.8	11.3	13.9	16.5
Medical	177	172	3.3	3.8	2.5	6.3	8.6	358	354	1.3	2.1	2.2	(1.7)	1.8
MEDSURG	905	832	8.8	9.0	7.6	12.5	13.2	1,791	1,669	7.3	7.9	7.1	7.9	10.1
Neurotechnology	245	227	8.3	8.3	8.3	8.3	8.3	488	448	9.1	9.9	9.8	8.2	10.1
Spine	185	187	(1.6)	(1.5)	(6.1)	9.5	9.8	362	363	(0.5)	(0.1)	(2.9)	5.7	7.0
NEUROTECHNOLOGY AND SPINE	430	414	3.8	3.9	1.1	8.7	8.9	850	811	4.8	5.4	3.5	7.3	9.0

12	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

Reconstructive Net Sales
Reconstructive net sales in the three-month period in 2014 increased 6.5% from 2013 primarily due to a 6.5% increase in unit volume and changes in product mix, 2.8% due to acquisitions and 0.1% due to the favorable impact of foreign currency exchange rates on net sales. Net sales were unfavorably impacted by 2.9% due to changes in price. Excluding the impact of acquisitions, net sales increased 3.6% in constant currency, primarily due to higher shipments of trauma and extremities products worldwide.
Reconstructive net sales for the six-month period in 2014 increased 5.5% from 2013 primarily due to a 5.9% increase in unit volume and changes in product mix and 2.9% due to acquisitions. Net sales were unfavorably impacted by 2.6% due to changes in price and 0.6% due to the unfavorable impact of foreign currency exchange rates on net sales. Excluding the impact of acquisitions, net sales increased 3.3% in constant currency primarily due to higher shipments of trauma and extremities products worldwide.
MedSurg Net Sales
MedSurg net sales in the three-month period in 2014 increased 8.8% from 2013, primarily due to a 7.8% increase in unit volume and changes in product mix and 2.3% due to acquisitions. Net sales were unfavorably impacted by 1.1% due to changes in price and 0.2% due to the unfavorable impact of foreign currency exchange rates on net sales. Excluding the impact of acquisitions, net sales increased 6.7% in constant currency, primarily due to higher shipments of instruments and endoscopy products.
MedSurg net sales in the six-month period in 2014 increased 7.3% from 2013 primarily due to a 7.8% increase in unit volume and changes in product mix and 1.2% due to acquisitions. Net sales were unfavorably impacted by 1.2% due to changes in price and 0.6% due to the unfavorable impact of foreign currency exchange rates on net sales. Excluding the impact of acquisitions, net sales increased 6.7% in constant currency, primarily due to higher shipments of instruments and endoscopy products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales in the three-month period in 2014 increased 3.8% from 2013 primarily due to a 5.5% increase in unit volume and changes in product mix and 0.2% due to acquisitions. Net sales were unfavorably impacted by 1.9% due to changes in price and 0.1% due to the unfavorable impact of foreign currency exchange rates on net sales. Excluding the impact of acquisitions, net sales increased 3.7% in constant currency, led by higher shipments of neurotechnology products partially offset by lower shipments and continued pricing pressures in spinal implant products
Neurotechnology and Spine net sales in the six-month period in 2014 increased 4.8% from 2013 primarily due to a 7.0% increase in unit volume and changes in product mix and 0.4% from acquisitions. Net sales were unfavorably impacted by 1.9% due to changes in price and 0.6% due to the unfavorable impact of foreign currency exchange rates on net sales. Excluding the impact of acquisitions, net sales increased by 5.1% in constant currency, primarily due to higher shipments of neurotechnology products partially offset by lower shipments and continued pricing pressures in spinal implant products.
Cost of Sales
Cost of sales increased 10.7% in the three-month period in 2014 to 34.2% of sales compared to 33.0% of sales in 2013. The impact of our recent acquisitions and product mix contributed to the increase in cost of sales, as sales growth for capital equipment in our MedSurg businesses outpaced sales growth in the Reconstructive segment. Cost of sales in 2014 and 2013 also includes $9 and $8, respectively, related to inventory that was "stepped up" to fair value following acquisitions. Cost of sales in 2013 also includes $7 in restructuring and restructuring-related costs. Excluding the impact of the acquisition and restructuring costs described above, cost of sales was 33.8% of sales compared to 32.3% in 2013.
Cost of sales increased 9.3% in the six-month period in 2014 to 33.8% of sales compared to 32.8% of sales in 2013. The impact of our recent acquisitions and product mix contributed to the increase in cost of sales as sales of capital equipment in our MedSurg businesses. Cost of sales in 2014 and 2013 also includes $14 and $8, respectively, related to inventory that was "stepped up" to fair value following acquisitions and $1 and $7, respectively, in restructuring and restructuring-related costs. Excluding the impact of the acquisition and restructuring costs described above, cost of sales was 33.5% of sales as compared to 32.4% in 2013.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased 19.7% to $158, representing 6.7% of sales for the three-month period in 2014 compared to 6.0% in 2013 and increased 18.0% to $308 in the six-month period in 2014, representing 6.6% of sales in the period compared to 5.9% in 2013. The timing of projects for anticipated future products, the impact of acquisitions and continued investment in new technologies causes the spending level to vary by period as a percentage of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 13.1% to $1,148, representing 48.6% of sales for the three-month period in 2014 compared to 45.9% in 2013. The three-month periods included $16 and $10, respectively, in acquisition and integration related charges; $15 and $3, respectively, in restructuring related charges; $276 and $170, respectively, related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems and the recall of the Neptune Waste Management System; and $19 in 2013 related to two previously disclosed United States regulatory matters. Excluding the impact of these charges, selling, general and administrative expenses were 35.6% of sales in 2014 compared to 36.8% in 2013, primarily due to improved control over general and administrative spending.
Selling, general and administrative expenses in the six-month period increased by 21.9% to $2,353, representing 50.4% of sales compared to 43.9% in 2013. The six-month periods included $32

13	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

in 2014 and 2013, respectively, in acquisition and integration related charges; $24 and $3 in 2014 and 2013, respectively, in restructuring related charges; $620 and $210 in 2014 and 2013, respectively, related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems and the recall of the Neptune Waste Management System; and $59 in 2013 related to two previously disclosed United States regulatory matters. Excluding the impact of these charges, selling, general and administrative expenses were 35.9% of sales in 2014 compared to 37.0% in 2013, primarily due to improved control over general and administrative spending.
Restructuring Charges
Restructuring charges of $5 and $9 were recorded in the three-month periods in 2014 and 2013, respectively, and $10 and $23 in the six-month periods in 2014 and 2013, respectively. These restructuring charges are the result of our ongoing level of restructuring type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Our productivity and cost savings plans are designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes to help fund our growth strategy.
Other Income (Expense)
Other expense in the three-and six-month periods increased $9 and $22, respectively, compared to 2013, primarily due to increased interest expense associated with our public offering of notes in May 2014 and March 2013 and in the six-month period due to losses on foreign currency exchange transactions.
Income Taxes
Our effective income tax rate on earnings was 23.5% and 20.8% in the three-month periods in 2014 and 2013, respectively, and 27.8% and 19.7% in the six-month periods in 2014 and 2013, respectively. In 2013 we recorded retroactive net tax benefits of $13 pursuant to the American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013. These tax benefits related to the retroactive extension of numerous tax provisions, including an extension of the research tax credit and other provisions for companies with significant international operations. These same tax provisions expired at the end of 2013.
Net Earnings
Net earnings in the three-month period in 2014 decreased to $128 or $0.33 per diluted share compared to $213 or $0.56 per diluted share in 2013. Reported net earnings includes restructuring and restructuring-related charges of $20 and $10 in 2014 and 2013, respectively; acquisition and integration related charges of $17 and $15 in 2014 and 2013, respectively; amortization of purchased intangible assets of $33 and $26 in 2014 and 2013, respectively; charges related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems and the recall of the Neptune Waste Management System of $217 and $120 in 2014 and 2013, respectively; and charges related to two previously disclosed United States regulatory matters of $22 in 2013. The impact of foreign currency exchange rates on net earnings reduced diluted net earnings per share by approximately $0.03.
Net earnings in the six-month period in 2014 decreased to $198 or $0.51 per diluted share compared to $517 or $1.35 per diluted share in 2013. Reported net earnings includes restructuring and restructuring-related charges of $30 and $21 in 2014 and 2013, respectively; acquisition and integration related charges of $30 and $32 in 2014 and 2013, respectively; amortization of purchased intangible assets of $64 and $49 in 2014 and 2013, respectively; charges related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems and the recall of the Neptune Waste Management System of $489 and $152 in 2014 and 2013, respectively; tax expense related to certain discrete tax items of $8 in 2014 and charges related to two previously disclosed United States regulatory matters of $52 in 2013. The impact of foreign currency exchange rates on net earnings reduced diluted net earnings per share by approximately $0.07.
NON-GAAP FINANCIAL MEASURES
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth in constant currency; percentage organic sales growth; adjusted gross profit; cost of sales excluding specified items; adjusted selling, general and administrative expenses; adjusted amortization of intangible assets; adjusted operating income; adjusted effective income tax rate; adjusted net earnings; and adjusted diluted net earnings per share (EPS). We believe that these non-GAAP measures provide meaningful information to assist investors and shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures.
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

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

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

2.	Amortization of intangible assets. These adjustments represent the periodic amortization expense related to purchased intangible assets.

3.	Restructuring and related charges. These adjustments include costs associated with focused workforce reductions and other restructuring activities.

4.
Rejuvenate and recall matters. These adjustments are our best estimate of the minimum of the range of probable loss to resolve certain product recalls, including the recall of Rejuvenate / ABG II modular-neck hip stems and certain matters pertaining to the recall of the Neptune Waste Management System.

5.	Regulatory and legal matters. These adjustments represent our best estimate of the minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.

6.	Tax matters. These adjustments represent certain discrete tax items and adjustments to interest expense related to the settlement of certain tax matters.
Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, gross profit, cost of sales, selling, general and administrative expenses, amortization of intangible assets, operating income, effective income tax rate, net earnings and diluted net earnings per share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Results of Operations below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

The following reconciles the non-GAAP financial measures of adjusted gross profit; adjusted selling, general and administrative expense; adjusted amortization of intangible assets; adjusted operating income; adjusted net earnings; adjusted effective tax rate; and adjusted diluted net earnings per share with the most directly comparable GAAP financial measures:

Three Months Ended June 30, 2014	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$1,555	$1,148	$47	$197	$128	23.5%	$0.33
Acquisition and integration related charges
Inventory stepped up to fair value	9	—	—	9	6	0.6	0.01
Other acquisition and integration related	—	(16)	—	16	11	0.8	0.02
Amortization of intangible assets	—	—	(47)	47	33	2.0	0.09
Restructuring and related charges	—	(15)	—	20	20	(1.9)	0.05
Rejuvenate and recall matters	—	(276)	—	276	217	(2.6)	0.58
ADJUSTED	$1,564	$841	$—	$565	$415	22.4%	$1.08

Three Months Ended June 30, 2013	Gross Profit	Selling General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$1,482	$1,015	$36	$290	$213	20.8%	$0.56
Acquisition and integration related charges
Inventory stepped up to fair value	8	—	—	8	6	—	0.02
Other acquisition and integration related	—	(10)	—	10	9	(0.2)	0.02
Amortization of intangible assets	—	—	(36)	36	26	0.2	0.07
Restructuring and related charges	7	(3)	—	19	10	1.5	0.03
Rejuvenate and recall matters	—	(170)	—	170	120	3.8	0.31
Regulatory and legal matters	—	(19)	—	19	22	(2.6)	0.06
ADJUSTED	$1,497	$813	$—	$552	$406	23.5%	$1.07

15	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

Six Months Ended June 30, 2014	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$3,091	$2,353	$92	$328	$198	27.8%	$0.51
Acquisition and integration related charges
Inventory stepped up to fair value	14	—	—	14	9	0.7	0.02
Other acquisition and integration related	—	(32)	—	32	21	1.3	0.05
Amortization of intangible assets	—	—	(92)	92	64	2.2	0.17
Restructuring and related charges	1	(24)	—	35	30	(0.7)	0.08
Rejuvenate and recall matters	—	(620)	—	620	489	(5.2)	1.29
Tax matters	—	—	—	—	8	(2.9)	0.02
ADJUSTED	$3,106	$1,677	$—	$1,121	$819	23.2%	$2.14

Six Months Ended June 30, 2013	Gross Profit	Selling General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$2,959	$1,931	$68	$676	$517	19.7%	$1.35
Acquisition and integration related charges
Inventory stepped up to fair value	8	—	—	8	6	—	0.02
Other acquisition and integration related	—	(32)	—	32	26	(0.1)	0.07
Amortization of intangible assets	—	—	(68)	68	49	0.4	0.13
Restructuring and related charges	7	(3)	—	33	21	0.6	0.06
Rejuvenate and recall matters	—	(210)	—	210	152	2.0	0.40
Regulatory and legal matters	—	(59)	—	59	52	(0.7)	0.13
ADJUSTED	$2,974	$1,627	$—	$1,086	$823	21.9%	$2.16
The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as those used in the calculation of the reported per share amounts.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash provided by operations totaled $366 and $356 in the three-month periods and $572 and $592 in the six-month periods of 2014 and 2013, respectively, resulting primarily from net earnings adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes and charges for product recall and regulatory matters). The non-cash adjustments related to the Rejuvenate and ABG II recalls were $252 and $187 in the three-month periods and $582 and $227 in the six-month periods of 2014 and 2013, respectively.
The net of accounts receivable, inventory and accounts payable consumed $118 and $64 of cash in the three-month periods and $56 and $104 of cash in the six-month periods of 2014 and 2013, respectively, contributing a $54 decrease in cash provided by operations in the three-month period and a $48 increase in cash provided by operations in the six-month period compared to 2013, respectively.
In the three-month period $40 of cash was consumed from accounts receivable compared to $18 in 2013 as the benefit of a one day decrease in days sales outstanding was offset by higher sales. In the six-month period $53 of cash was generated compared to $11 of cash that was consumed in 2013 as days sales outstanding in 2014 increased by two days compared to an increase of three days in 2013 and due to changes in relative sales in the periods.
In the three-month period $59 of cash was consumed to increase inventory levels to support higher sales levels compared to $25 in 2013 as days of inventory on hand increased by two days compared to a reduction of one day in 2013. In the six-month period $120 of cash was consumed to increase inventory levels compared to $63 in 2013 as days of inventory on hand increased by 25 days compared to an increase of 13 days in 2013.
Investing Activities
In the six-month periods $1,366 and $1,558 of cash was consumed in net investing activities in 2014 and 2013, respectively. The net investing activities in both periods were primarily in marketable securities and acquisitions.
Acquisitions. In the six-month periods $457 and $662 of cash was consumed for acquisitions in 2014 and 2013, respectively. In 2014 the primary acquisitions were Berchtold, PST and Pivot and in 2013 the primary acquisition was Trauson Holdings Company Limited.
Capital Spending. In the six-month periods in 2014 and 2013, respectively, $124 and $96 of cash was consumed for capital expenditures, primarily to support integration of acquisitions, capacity expansion, new product introductions, innovation and cost savings. We manage capital spending to support our business growth.
Marketable Securities. In the six-month periods $785 and $800 of cash was consumed for the net purchase of marketable securities in 2014 and 2013, respectively.
Financing Activities
Dividend Payments. In the six-month period in 2014 dividends paid per common share increased 15.1% to $0.61 per share compared to $0.53 in 2013. Total dividend payments to common shareholders were $231 and $201 in 2014 and 2013, respectively.

16	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

Long-Term and Short-Term Debt. In the six-month periods proceeds from borrowings were $1,093 and $1,011 in 2014 and 2013, respectively. In 2014 the proceeds were primarily from the public offerings of notes and commercial paper, and proceeds in 2013 were primarily from public offerings of notes. Refer to Note 7 in the Notes to the Consolidated Financial Statements for further information.
Share Repurchases. In the six-month periods $60 and $250 of cash was consumed to repurchase shares in 2014 and 2013, respectively.
Liquidity
Cash, cash equivalents and marketable securities were $4,745 and $3,980 at June 30, 2014 and December 31, 2013, respectively, and current assets exceeded current liabilities by $5,668 and $5,678, respectively.
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
Should additional funds be required we had approximately $949 of borrowing capacity available under all of our existing credit facilities at June 30, 2014.
At June 30, 2014 approximately 66.1% of our consolidated cash and cash equivalents and marketable securities were held in locations outside the United States. These funds are considered indefinitely reinvested to be used to expand operations, either organically or through acquisitions, outside the United States.
We continually evaluate our receivables, particularly in Spain, Portugal, Italy and Greece (the Southern European Region). The total net receivables from the Southern European Region at were approximately $173 and $199 at June 30, 2014 and December 31, 2013, respectively, including approximately $89 and $103, respectively, of sovereign receivables. We believe that our current reserves related to receivables are adequate and any additional credit risk associated with the Southern European Region is not expected to have a material adverse impact on our financial position or liquidity. We currently do not have any investments in the sovereign debt instruments of the Southern European Region.  Any non-sovereign exposure in these countries in our investment portfolios is considered immaterial.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our financial condition or liquidity.

OTHER MATTERS
Legal and Regulatory Matters
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property, and other matters. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred that could unfavorably affect future operating results. We are currently self-insured for product liability-related claims and expenses.

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

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

loss to resolve this matter is estimated to be approximately $1,400 to $2,090, before third-party insurance recoveries.  In the three months ended June 30, 2014, we recorded charges to earnings of $270 representing the excess of the $1,400 minimum of the range over the previously recorded reserves. No contingent gain for third-party insurance recoveries was recorded as of June 30, 2014. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

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

In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana.  The Wisconsin lawsuit was subsequently transferred to the United States District Court in Indiana. The suits allege infringement under United States patent laws with respect to certain patient handling equipment we manufactured and sold and seek damages and permanent injunctions. We have entered into an agreement settling the first lawsuit, with terms as previously disclosed. The second lawsuit involves nine patents related to electrical network communications for hospital beds. The case has been stayed with respect to six of the patents that are currently under reexamination by the United States Patent Office. With respect to the three remaining patents, all of which have now expired, the Court of Appeals for the Federal Circuit reversed the trial court's grant of summary judgment in our favor and remanded the matter to the trial court for further proceedings. The ultimate resolution of the entire second suit may have no relation to the resolution of the first suit and cannot be predicted; however, the result could have a material adverse effect on our financial position, results of operations and cash flows.

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
Evaluation of Disclosure Controls and Procedures – An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2014 was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer (the Certifying Officers). Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective.

18	Dollar amounts in millions except per share amounts or as otherwise specified

Changes in Internal Controls Over Financial Reporting – There was no change to our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) We issued 34,710 shares of our common stock in the six months ended June 30, 2014 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
During the second quarter of 2014, we repurchased 0.8 million shares at a cost of $79.45 under the 2011 Repurchase Program. As of June 30, 2014, the maximum dollar value of shares that may yet be purchased under the 2011 Repurchase Program was $218 and we had not made any repurchases pursuant to the 2012 Repurchase Program. At June 30, 2014, the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $623.
A summary of the activity pursuant to the 2011 Repurchase Programs for the three months ended June 30, 2014 is as follows:

Period	Total No. of Shares Purchased (millions)	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Public Announced Plans (millions)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans (millions)
April 1 - 30, 2014	—	$—	—	$278
May 1 - 31, 2014	0.8	79.45	0.8	$218
June 1 - 30, 2014	—		—	$218
Total	0.8	$79.45	0.8

ITEM 6.	EXHIBITS

(a)
4(i)
Sixth Supplemental Indenture (including the form of 2024 note), dated May 1, 2014, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K, dated May 1, 2014 (Commission File No. 000-09165).

4(ii)
Seventh Supplemental Indenture (including the form of 2044 note), dated May 1, 2014, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K, dated May 1, 2014 (Commission File No. 000-09165).

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

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

July 24, 2014	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, President and Chief Executive Officer

July 24, 2014	/s/ WILLIAM R. JELLISON
Date	William R. Jellison, Vice President, Chief Financial Officer

20

STRYKER CORPORATION                                    2014 Second Quarter Form 10-Q

EXHIBIT INDEX

Exhibit 4
Instruments defining the rights of security holders, including indentures - The Company agrees to furnish the Commission upon request a copy of each instrument pursuant to which long-term debt of the Company and its subsidiaries not exceeding 10% of the total assets of the Company and its consolidated subsidiaries is authorized.

(i)
Sixth Supplemental Indenture (including the form of 2024 note), dated May 1, 2014, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K, dated May 1, 2014 (Commission File No. 000-09165).

(ii)
Seventh Supplemental Indenture (including the form of 2044 note), dated May 1, 2014, between Stryker Corporation and U.S. Bank National association. - Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K, dated May 1, 2014 (Commission File No. 000-09165).

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