Form 10-Q
period 2014-09-30
STRYKER CORP
filed 2014-10-23
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 378,320,513 shares of Common Stock, $0.10 par value, as of September 30, 2014.

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net sales	$2,389	$2,151	$7,057	$6,553
Cost of sales	822	682	2,399	2,125
Gross profit	1,567	1,469	4,658	4,428
Research, development and engineering expenses	153	136	461	397
Selling, general and administrative expenses	910	1,136	3,263	3,067
Intangible asset amortization	50	34	142	102
Restructuring charges	4	13	14	36
Total operating expenses	1,117	1,319	3,880	3,602
Operating income	450	150	778	826
Other income (expense), net	(25)	(13)	(79)	(45)
Earnings before income taxes	425	137	699	781
Income taxes	368	34	444	161
Net earnings	$57	$103	$255	$620

Net earnings per share of common stock:
Basic net earnings per share of common stock	$0.16	$0.27	$0.68	$1.64
Diluted net earnings per share of common stock	$0.16	$0.27	$0.67	$1.62

Weighted-average shares outstanding—in millions:
Basic	378.4	378.3	378.5	378.7
Net effect of dilutive employee stock options	4.1	3.4	4.2	3.1
Diluted	382.5	381.7	382.7	381.8
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	—	—	—	1.9

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net earnings	$57	$103	$255	$620
Other comprehensive income (loss), net of tax
Marketable Securities	(3)	3	4	(3)
Pension Plans	5	(3)	5	(1)
Hedges	5	—	(7)	—
Financial Statement Translation	(312)	115	(308)	21
Total other comprehensive income (loss), net of tax	(305)	115	(306)	17
Comprehensive (loss) income	$(248)	$218	$(51)	$637

See accompanying notes to Consolidated Financial Statements.

1	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30	December 31
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$1,356	$1,339
Marketable securities	3,321	2,641
Accounts receivable, less allowance of $66 ($72 in 2013)	1,529	1,518
Inventories
Materials and supplies	257	227
Work in process	106	85
Finished goods	1,303	1,110
Total inventories	1,666	1,422
Deferred income taxes	987	880
Prepaid expenses and other current assets	467	535
Total current assets	9,326	8,335
Property, plant and equipment
Land, buildings and improvements	676	686
Machinery and equipment	1,926	1,811
Total property, plant and equipment	2,602	2,497
Less allowance for depreciation	1,498	1,416
Net property, plant and equipment	1,104	1,081
Other assets
Goodwill	4,257	3,844
Other intangibles, net	2,108	1,989
Other	720	494
Total assets	$17,515	$15,743

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$335	$314
Accrued compensation	485	535
Income taxes	374	131
Dividend payable	115	115
Accrued recall expenses	1,339	772
Accrued expenses and other liabilities	832	765
Current maturities of debt	731	25
Total current liabilities	4,211	2,657
Long-term debt, excluding current maturities	3,231	2,739
Other liabilities	1,449	1,300
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 378 million shares (378 million in 2013)	38	38
Additional paid-in capital	1,230	1,160
Retained earnings	7,430	7,617
Accumulated other comprehensive income	(74)	232
Total shareholders' equity	8,624	9,047
Total liabilities & shareholders' equity	$17,515	$15,743

See accompanying notes to Consolidated Financial Statements.

2	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2013	$38	$1,160	$7,617	$232	$9,047
Net earnings			255		255
Other comprehensive loss				(306)	(306)
Issuance of 1.8 million shares of common stock under stock option and benefit plans, including $6 excess income tax benefit		16			16
Repurchase and retirement of 1.3 million shares of common stock		(4)	(96)		(100)
Share-based compensation		58			58
Cash dividends declared of $0.915 per share of common stock			(346)		(346)
Balances at September 30, 2014	$38	$1,230	$7,430	$(74)	$8,624

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Operating activities
Net earnings	$57	$103	$255	$620
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	47	42	140	123
Amortization of intangible assets	50	34	142	102
Share-based compensation	17	19	58	57
Restructuring charges	4	14	14	38
Sale of inventory stepped up to fair value at acquisition	10	8	24	16
Recall accruals	29	313	649	523
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(65)	57	(12)	46
Inventories	(97)	(43)	(217)	(106)
Accounts payable	4	(1)	15	(31)
Accrued expenses and other liabilities	179	68	37	15
Income taxes	306	34	169	(116)
Other	(6)	(26)	(167)	(73)
Net cash provided by operating activities	535	622	1,107	1,214

Investing activities
Acquisitions, net of cash acquired	(368)	(24)	(825)	(686)
Purchases of marketable securities	(1,038)	(1,160)	(3,635)	(3,777)
Proceeds from sales of marketable securities	1,030	859	2,842	2,676
Purchases of property, plant and equipment	(48)	(43)	(172)	(139)
Net cash used in investing activities	(424)	(368)	(1,790)	(1,926)

Financing activities
Proceeds from borrowings	395	110	2,208	1,272
Payments on borrowings	(293)	(107)	(1,013)	(258)
Dividends paid	(115)	(100)	(346)	(301)
Repurchase and retirement of common stock	(40)	(2)	(100)	(252)
Other	(14)	(6)	(42)	(8)
Net cash (used in) provided by financing activities	(67)	(105)	707	453

Effect of exchange rate changes on cash and cash equivalents	(7)	(10)	(7)	(26)
Change in cash and cash equivalents	$37	$139	$17	$(285)

See accompanying notes to Consolidated Financial Statements.

3	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
These statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. Management believes that the accompanying unaudited Consolidated Financial Statements include all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. However, the results of operations included in such financial statements may not necessarily be indicative of annual results. Certain prior year amounts in our Consolidated Statements of Cash Flows and our Segment Information in Note 11 have been reclassified to conform with the presentation used in 2014.
Recently Issued Accounting Pronouncements
No new accounting pronouncement issued or effective during the year had, or is expected to have, a material impact on the Consolidated Financial Statements.
NOTE 2 - FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value:	Total		Level 1		Level 2		Level 3
	September	December	September	December	September	December	September	December
	2014	2013	2014	2013	2014	2013	2014	2013
Cash and cash equivalents	$1,356	$1,339	$1,356	$1,339	$—	$—	$—	$—
Available-for-sale marketable securities
Corporate and asset-backed debt securities	1,614	1,177	—	—	1,614	1,177	—	—
Foreign government debt securities	828	845	—	—	828	845	—	—
United States agency debt securities	361	211	—	—	361	211	—	—
United States treasury debt securities	408	350	—	—	408	350	—	—
Certificates of deposit	103	53	—	—	103	53	—	—
Other	7	5	—	—	7	5	—	—
Total available-for-sale marketable securities	3,321	2,641	—	—	3,321	2,641	—	—
Trading marketable securities	77	72	77	72	—	—	—	—
Foreign currency exchange forward contracts	21	25	—	—	21	25	—	—
	$4,775	$4,077	$1,433	$1,411	$3,342	$2,666	$—	$—
Liabilities:
Deferred compensation arrangements	$77	$72	$77	$72	$—	$—	$—	$—
Contingent consideration
Beginning Balance							59	103
Losses included in earnings							—	(5)
Settlements							(14)	(39)
Balance at the end of the period	45	59	—	—	—	—	45	59
Interest rate swap	6	—	—	—	6	—	—	—
Foreign currency exchange forward contracts	23	2	—	—	23	2	—	—
	$151	$133	$77	$72	$29	$2	$45	$59

Summary of marketable securities:	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	September	December	September	December	September	December	September	December
	2014	2013	2014	2013	2014	2013	2014	2013
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$1,611	$1,177	$4	$1	$(1)	$(1)	$1,614	$1,177
Foreign government debt securities	826	846	2	—	—	(1)	828	845
United States agency debt securities	361	211	—	—	—	—	361	211
United States treasury debt securities	408	350	—	—	—	—	408	350
Certificates of deposit	103	53	—	—	—	—	103	53
Other	7	5	—	—	—	—	7	5
Total available-for-sale marketable securities	$3,316	$2,642	$6	$1	$(1)	$(2)	3,321	2,641
Trading marketable securities							77	72
Total marketable securities							$3,398	$2,713
Reported as:
Current assets-marketable securities							$3,321	$2,641
Noncurrent assets-other							77	72

Available-for-sale marketable securities by contractual maturity:
Due in one year or less	$532	$425	$532	$424
Due after one year through three years	2,468	1,989	2,473	1,989
Due after three years	316	228	316	228

4	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs taking into account our credit risk and that of our counterparties. Foreign currency exchange contracts and interest rate swaps are included in Level 2 as we use inputs other than quoted prices that are observable for the asset. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis. The fair value of our Level 3 liabilities represents milestone payments for acquisitions and is calculated as the net present value of expected cash flows using a discounted cash flow technique based on externally provided or obtained inputs, including our probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligation. We remeasure this liability each reporting period and record the changes in fair value from changes in probability of occurrence in general and administrative expense and the changes in time value of money in other income (expense). During the period we evaluated but did not change our unobservable input assumptions and fair value techniques used in measuring the fair value of any financial assets or liabilities from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

There were no significant transfers into or out of any level between December 31, 2013 and September 30, 2014.

The unrealized losses on available-for-sale marketable securities at September 30, 2014 were primarily caused by increases in yields as a result of the rise in government benchmark rates. Less than 1% of our investments in available-for-sale securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poors) and A (Fitch). We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; accordingly, we do not consider these investments to be other-than-temporarily impaired at September 30, 2014.

The gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2014 are:

	Number of Investments	Fair Value	Unrealized Losses
Less than 12 months
Corporate and Asset-Backed	225	$397	$1
Foreign Government	45	100	—
United States Agency	37	178	—
Other	86	312	—
	393	$987	$1
Total
Corporate and Asset-Backed	233	$397	$1
Foreign Government	52	194	—
United States Agency	37	178	—
Other	87	312	—
	409	$1,081	$1

Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of Accumulated Other Comprehensive Income (AOCI) into earnings based on the specific identification method.

The total of interest and marketable securities income was $10 and $7 for the three months ended September 30, 2014 and 2013, respectively, and $21 and $18 for the nine months ended September 30, 2014 and 2013, respectively, and is included in other income (expense).
NOTE 3 - DERIVATIVE INSTRUMENTS
We use operational and economic hedges as well as foreign currency exchange forward contracts and interest rate derivative instruments to manage the impact of currency exchange on earnings and cash flow.
Cash Flow Hedges
During the period we did not change our hedging strategies or objectives from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. The gross notional, maximum term and gross fair value amounts of foreign exchange forward contract derivatives designated and non-designated as hedging instruments are:

	Designated	Non-Designated	Total
September 30, 2014
Gross Notional Amount	$219	$3,155	$3,374
Maximum term in days			546
Fair Value
Other Current Assets	$6	$14	$20
Other Assets - Noncurrent	1	—	1
Other Current Liabilities	1	22	23
	$6	$(8)	$(2)
December 31, 2013
Gross Notional Amount	$344	$2,000	$2,344
Maximum term in days			546
Fair Value
Other Current Assets	$11	$10	$21
Other Assets - Noncurrent	1	3	4
Other Current Liabilities	1	1	2
	$11	$12	$23
We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding forward currency exchange contracts but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.
The net currency exchange rate gains (losses) for both designated and non-designated derivative instruments were:

	Three Months		Nine Months
Recorded in:	2014	2013	2014	2013
Cost of goods sold	$(1)	$—	$4	$—
Other income (expense)	(2)	—	(11)	(3)
Total	$(3)	$—	$(7)	$(3)
At September 30, 2014 and December 31, 2013, pretax gains on derivatives designated as hedges of $2 and $12, which are recorded in AOCI, are expected to be reclassified to earnings during the next

5	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There have been no ineffective portions of derivatives that have resulted in gains or losses in any period.
Fair Value Hedges
Interest rate derivative instruments designated as fair value hedges are being used to manage the exposure to interest rate movements and to reduce borrowing costs by converting fixed-rate debt into floating-rate debt. Under these agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.
As of  September 30, 2014, we had interest rate swaps in gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 senior unsecured notes due in 2024.  The market value of outstanding interest rate swap agreements at September 30, 2014 was a realized loss of $6 which is recorded in other long-term liabilities with an offsetting realized gain of  $6 on the fair value of the underlying fixed rate obligation recorded in long-term debt in the consolidated balance sheet. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three and nine months ended September 30, 2014.
NOTE 4 - CONTINGENCIES AND COMMITMENTS
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property, and other matters. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred, which could unfavorably affect our future financial position, results of operations and cash flows. We are currently self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

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

In June 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. As previously announced, we intend to reimburse implanted patients for reasonable and customary costs of testing and treatment services, including any necessary revision surgeries. We continue to work with the medical community to evaluate the data and further understand this matter. The ultimate total cost with respect to this matter will depend on many factors that are difficult to predict and may vary materially based on the number of and actual costs of patients seeking testing and treatment services, the number of and actual costs of patients requiring revision surgeries, the number of and actual costs to settle lawsuits filed against us, and the amount of third-party insurance recoveries.  Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $1,425 to $2,290 before third-party insurance recoveries that may potentially be recorded.  In the three months ended September 30, 2014, we recorded charges to earnings of $25 representing the excess of the $1,425 minimum of the range over the previously recorded reserves. No contingent gain for third-party insurance recoveries was recorded as of September 30, 2014. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

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

In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana

6	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

alleging infringement under United States patent laws with respect to certain patient handling equipment we manufactured and sold and seek damages and permanent injunctions.  The Wisconsin lawsuit was subsequently transferred to the United States District Court in Indiana and we have entered into an agreement settling that lawsuit on terms as previously disclosed. The second lawsuit involves nine patents related to electrical network communications for hospital beds. The case has been stayed with respect to six of the patents that are currently under reexamination by the United States Patent Office. With respect to the three remaining patents, all of which have now expired, the Court of Appeals for the Federal Circuit reversed the trial court's grant of summary judgment in our favor and remanded the matter to the trial court for further proceedings. With respect to the three remaining patents, all of which have now expired, the Court of Appeals for the Federal Circuit reversed the trial court's grant of summary judgment in our favor and remanded the matter to the trial court for further proceedings. We filed a request with the United States Supreme Court asking that it vacate the Federal Court's decision. The district court has administratively closed the case until the Supreme Court resolves this request. The ultimate resolution of the entire second suit may have no relation to the resolution of the first suit and cannot be predicted; however, the result could have a material adverse effect on our financial position, results of operations and cash flows.

In 2010 we received a subpoena from the DOJ related to sales and marketing and regulatory matters related to the Stryker PainPump. We have received requests for certain documents in connection with this investigation. The investigation is ongoing and we are fully cooperating with the DOJ regarding this matter.

NOTE 5 - ACQUISITIONS
During the quarter we completed our acquisition of assets of Small Bone Innovations, Inc. (SBi) for an aggregate purchase price of approximately $358. SBi products are designed and promoted for upper and lower extremity small bone indications, with a focus on small joint replacement. The acquisition of the assets of SBi enhances our product offerings within our Reconstructive segment. Intangible assets acquired with SBi will be amortized over a weighted-average life of 12 years.
In April 2014 we completed the acquisition of Berchtold Holding, AG (Berchtold) for an aggregate purchase price of approximately $172, net of cash acquired. Berchtold, a privately held business with operating facilities in Germany and the United States, sells surgical infrastructure equipment including surgical tables, equipment booms and surgical lighting systems. The acquisition of Berchtold enhances our product offerings within our MedSurg segment. Intangible assets acquired with Berchtold will be amortized over a weighted-average life of 8 years.

In March 2014 we completed our acquisition of Patient Safety Technologies, Inc. (PST) for an aggregate purchase price of $120. PST conducts its business through its wholly owned subsidiary, SurgiCount Medical, Inc. PST’s proprietary Safety-Sponge® System and SurgiCount 360™ compliance software help prevent Retained Foreign Objects in the operating room. The acquisition of PST enhances our product offerings within our MedSurg segment. Intangible assets acquired with PST will be amortized over a weighted-average life of 14 years.
The acquired net assets of other business acquisitions completed in 2014, including the previously announced acquisition of Pivot Medical, Inc., are in the "Other" column in the table below.
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
The purchase price allocations for SBi, Berchtold, PST, MAKO and other smaller acquisitions are based upon preliminary valuations, and our estimates and assumptions are subject to change within the measurement period as the valuations are finalized. We are in the process of verifying data and finalizing information related to these acquisitions to finalize the recording of identifiable intangible assets, deferred income taxes and the corresponding effect on the value of goodwill.
The allocation of the purchase prices of each acquisition to the acquired net assets is as follows:

	2014				2013
	SBi	Berchtold	PST	Other	MAKO
Purchase price paid	$358	$172	$120	$148	$1,679
Tangible assets acquired:
Inventory	34	22	7	5	50
Other assets	4	38	19	25	174
Liabilities	(2)	(45)	(33)	(32)	(277)
Intangible assets:
Customer relationship	19	11	33	4	91
Trade name	—	7	—	—	24
Developed technology & patents	82	32	26	70	231
IPRD	—	—	—	2	169
Goodwill	221	107	68	74	1,217
	$358	$172	$120	$148	$1,679

7	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

NOTE 6 - LONG-TERM DEBT AND CREDIT FACILITIES
Our debt is as follows:

		September 30	December 31
		2014	2013
Senior unsecured notes:
Rate	Due
3.00%	January 15, 2015	$500	$500
2.00%	September 30, 2016	749	749
1.30%	April 1, 2018	598	598
4.375%	January 15, 2020	498	498
3.375%	May 15, 2024	589	—
4.10%	April 1, 2043	395	394
4.375%	May 15, 2044	398	—
Commercial paper		199	—
Other		36	25
Total debt		3,962	2,764
Less current maturities		(731)	(25)
Total long-term debt		$3,231	$2,739
In August 2014, we amended and restated our Senior Unsecured Revolving Credit Facility. The principal changes were to increase the aggregate principal amount of the commitments to $1,250, to extend the maturity date to August 22, 2019 and to revise the definition of the consolidated Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) calculation.

During 2014 we issued commercial paper under the commercial paper program we established in July 2011. The program allows us to have a maximum of $500 in commercial paper outstanding, with maturities up to 397 days from the date of issuance. As of September 30, 2014, outstanding commercial paper totaled $199, the weighted average original maturity of the commercial paper outstanding was approximately 84 days and the weighted average interest rate was 0.24%.
In May 2014 we sold $600 in senior unsecured notes due 2024 (2024 Notes) and $400 of senior unsecured notes due 2044 (2044 Notes). The 2024 Notes will bear interest at 3.375% per year and, unless previously redeemed, will mature on May 15, 2024. The 2044 Notes will bear interest at 4.375% per year and, unless previously redeemed, will mature on May 15, 2044.
Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants at September 30, 2014. We have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At September 30, 2014, we had $1,098 of borrowing capacity available under all of our existing credit facilities. The weighted average interest rate, excluding required fees, for all borrowings was 2.9% at September 30, 2014.
At September 30, 2014, the total unamortized debt issuance costs incurred in connection with our outstanding notes were $22. The fair value of long-term debt (including current maturities and excluding the interest rate hedge) at September 30, 2014 and December 31, 2013 was $3,786 and $2,790, respectively, based on the quoted interest rates for similar types and amounts of borrowing agreements.

NOTE 7 - CAPITAL STOCK
In July 2014 we declared a quarterly dividend of $0.305 per share, payable October 31, 2014 to shareholders of record at the close of business on September 30, 2014.

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
During 2014 we have repurchased 1.3 million shares at a cost of $100 under the 2011 Repurchase Program. As of September 30, 2014, the maximum dollar value of shares that may yet be purchased under the 2011 Repurchase Program was $178 and we had not made any repurchases pursuant to the 2012 Repurchase Program. At September 30, 2014, the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $583.
NOTE 8 - RESTRUCTURING CHARGES
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
A rollforward of our restructuring liability balance is as follows:

	Total	Severance and Related Costs	Contractual Obligations and Other
January 1 Balance	$20	$10	$10
Charges to earnings	14	6	8
Cash paid	(19)	(9)	(10)
Other adjustments	5	(1)	6
September 30 Balance	$20	$6	$14
NOTE 9 - INCOME TAXES
Our effective tax rates for the three-month periods were 86.6% and 24.9%, respectively, and 63.5% and 20.7%, respectively, for the nine-month periods. The increase in the effective tax rate for the three-month and nine-month periods was primarily due to recording the tax impacts of the establishment of a European regional headquarters and a cash repatriation to the United States planned for the second half of 2015. The expirations of the United States federal research and development tax credit and certain United States tax code provisions related to the taxation of foreign earnings also increased the effective tax rates.

8	Dollar amounts in millions except per share amounts or as otherwise specified

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)
Changes in and reclassifications out of AOCI in 2014 were as follows:

	Marketable Securities		Pension Plans		Hedges		Financial Statement Translation		Total
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning balance	$7	$—	$(81)	$(81)	$(5)	$7	$310	$306	$231	$232
Other comprehensive income (loss) (OCI)	—	11	3	—	7	(9)	(312)	(308)	(302)	(306)
Income tax expense on OCI	—	(1)	1	1	(3)	4	—	—	(2)	4
Reclassifications out of AOCI into:
Cost of sales	—	—	1	5	1	(4)	—	—	2	1
Other (income) expense	(4)	(7)	—	—	—	—	—	—	(4)	(7)
Income tax expense (benefit)	1	1	—	(1)	—	2	—	—	1	2
Total other comprehensive income (loss)	(3)	4	5	5	5	(7)	(312)	(308)	(305)	(306)
Balance at September 30	$4	$4	$(76)	$(76)	$—	$—	$(2)	$(2)	$(74)	$(74)
NOTE 11 - SEGMENT INFORMATION
Net sales and net earnings by business segment are as follows:

	Reconstructive				MedSurg				Neurotechnology and Spine				Total
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$1,016	$936	$3,043	$2,858	$936	$805	$2,727	$2,474	$437	$410	$1,287	$1,221	$2,389	$2,151	$7,057	$6,553
Segment net earnings	259	254	735	718	163	130	459	452	108	79	273	230	$530	$463	$1,467	$1,400
Less: other (net of income taxes)
Corporate and other													(91)	(65)	(209)	(179)
Acquisition and integration related charges													(17)	(9)	(47)	(41)
Amortization of intangible assets													(34)	(25)	(99)	(74)
Restructuring and related charges													(8)	(15)	(37)	(36)
Recall charges													(23)	(245)	(512)	(397)
Regulatory matter charges													—	(1)	—	(53)
Tax matters													(300)	—	(308)	—
Net earnings													$57	$103	$255	$620
Other than assets associated with the acquisitions that are discussed in greater detail in Note 5, there were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Revenues in the United States accounted for 67.2% and 66.4% of total revenues in the first nine months of 2014 and 2013, respectively, and international revenues accounted for 32.8% and

9	Dollar amounts in millions except per share amounts or as otherwise specified

33.6% of total revenues in the first nine months of 2014 and 2013, respectively.
During the third quarter we completed our acquisition of the assets of Small Bone Innovations, Inc. (SBi) for an aggregate purchase price of approximately $358. SBi products are designed and promoted for upper and lower extremity small bone indications, with a focus on small joint replacement. In April 2014 we completed the acquisition of Berchtold Holding, AG (Berchtold), a privately-held business with operations in Germany and the United States, for an aggregate purchase price of approximately $172. Berchtold sells surgical infrastructure equipment. In March 2014 we completed our acquisition of Patient Safety Technologies, Inc. (PST), for an aggregate purchase price of $120. PST conducts its business through its wholly owned subsidiary, SurgiCount

Medical, Inc. PST’s proprietary Safety-Sponge® System and SurgiCount 360™ compliance software help prevent Retained Foreign Objects in the operating room. Other business acquisitions completed in 2014 include the acquisition of Pivot Medical, Inc (Pivot).
In July 2014 we established a European regional headquarters in the Netherlands. We believe that this increased presence will strengthen our brand in Europe, support the growth of our global business, provide operational efficiencies and simplify our customers’ experience.

RESULTS OF OPERATIONS

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Net Sales	$2,389	$2,151	11.1	$7,057	$6,553	7.7
Gross profit	1,567	1,469	6.7	4,658	4,428	5.2
Research, development and engineering expenses	153	136	12.5	461	397	16.1
Selling, general and administrative expenses	910	1,136	(19.9)	3,263	3,067	6.4
Amortization of intangible assets	50	34	47.1	142	102	39.2
Restructuring charges	4	13	(69.2)	14	36	(61.1)
Other income (expense)	(25)	(13)	92.3	(79)	(45)	75.6
Income taxes	368	34	982.4	444	161	175.8
Net earnings	$57	$103	(44.7)	$255	$620	(58.9)
Diluted net earnings per share	$0.16	$0.27	(40.7)	$0.67	$1.62	(58.6)

Geographic and segment net sales:
			Percentage Change				Percentage Change
	Three Months			Constant Currency	Nine Months			Constant Currency
	2014	2013	Reported		2014	2013	Reported
Geographic sales:
United States	$1,628	$1,449	12.4	12.4	$4,740	$4,348	9.0	9.0
International	761	702	8.3	9.0	2,317	2,205	5.1	6.5
Total net sales	$2,389	$2,151	11.1	11.3	$7,057	$6,553	7.7	8.2
Segment sales:
Reconstructive	$1,016	$936	8.5	8.6	$3,043	$2,858	6.5	6.9
MedSurg	936	805	16.3	16.6	2,727	2,474	10.2	10.7
Neurotechnology and Spine	437	410	6.5	6.9	1,287	1,221	5.4	5.9
Total net sales	$2,389	$2,151	11.1	11.3	$7,057	$6,553	7.7	8.2

Supplemental sales growth information:

	Three Months							Nine Months
			% Change							% Change
					U.S.	International						U.S.	International
	2014	2013	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2014	2013	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Knees	$335	$315	6.4	6.4	6.8	5.4	5.3	$1,033	$1,000	3.3	3.7	6.1	(2.3)	(1.0)
Hips	316	304	4.1	4.1	8.1	(0.9)	(0.9)	960	931	3.1	3.7	6.8	(1.3)	—
Trauma and Extremities	309	277	11.5	11.9	15.3	7.1	7.9	895	809	10.6	10.9	13.4	7.4	8.0
RECONSTRUCTIVE	1,016	936	8.5	8.6	11.9	3.4	3.7	3,043	2,858	6.5	6.9	10.2	1.1	2.2
Instruments	348	292	19.4	19.5	22.9	10.0	10.4	1,031	919	12.2	12.5	14.0	7.5	8.5
Endoscopy	345	291	18.3	18.7	14.6	28.4	29.8	993	870	14.2	14.8	12.4	18.5	20.7
Medical	190	168	12.4	12.9	10.7	20.1	22.8	548	522	4.9	5.6	5.0	4.5	7.8
MEDSURG	936	805	16.3	16.6	15.4	19.3	20.4	2,727	2,474	10.2	10.7	9.9	11.4	13.3
Neurotechnology	251	227	10.2	10.7	11.9	7.4	8.7	739	675	9.5	10.2	10.5	8.0	9.6
Spine	186	183	1.9	2.2	0.6	4.8	6.0	548	546	0.3	0.6	(1.8)	5.4	6.6
NEUROTECHNOLOGY AND SPINE	437	410	6.5	6.9	6.5	6.4	7.6	1,287	1,221	5.4	5.9	4.5	7.0	8.5

10	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

Consolidated Net Sales
Net sales in three-month period increased 11.1% from 2013. Net sales grew 10.2% as a result of increased unit volume and changes in product mix and 3.4% due to acquisitions. Net sales were unfavorably impacted by 2.3% due to changes in price and 0.2% due to the unfavorable impact of foreign currency exchange rates. Excluding the impact of acquisitions, net sales increased by 7.8% in constant currency. The increase was primarily due to higher shipments of instruments, endoscopy products, trauma and extremities products and neurotechnology products.
Net sales in the nine-month period increased 7.7% from 2013. Net sales grew 7.9% as a result of increased unit volume and changes in product mix and 2.3% due to acquisitions. Net sales were unfavorably impacted by 2.1% due to changes in price and 0.5% due to the unfavorable impact of foreign currency exchange rates. Excluding the impact of acquisitions, net sales increased by 5.9% in constant currency. The increase was primarily due to higher shipments of instruments, endoscopy products, trauma and extremities products and neurotechnology products.
Reconstructive Net Sales
Reconstructive net sales in the three-month period increased 8.5% from 2013 primarily due to a 8.2% increase in unit volume and changes in product mix and 3.7% due to acquisitions. Net sales were unfavorably impacted by 3.2% due to changes in price and 0.1% due to the unfavorable impact of foreign currency exchange rates. Excluding the impact of acquisitions, net sales increased 4.9% in constant currency, primarily due to higher shipments of trauma and extremities products and knees worldwide and hips in the United States.
Reconstructive net sales in the nine-month period increased 6.5% from 2013 primarily due to a 6.6% increase in unit volume and changes in product mix and 3.1% due to acquisitions. Net sales were unfavorably impacted by 2.8% due to changes in price and 0.5% due to the unfavorable impact of foreign currency exchange rates. Excluding the impact of acquisitions, net sales increased 3.8% in constant currency primarily due to higher shipments of trauma and extremities products and knees worldwide and hips in the United States.
MedSurg Net Sales
MedSurg net sales in the three-month period increased 16.3% from 2013 primarily due to a 12.7% increase in unit volume and changes in product mix and 4.7% due to acquisitions. Net sales were unfavorably impacted by 0.8% due to changes in price and 0.3% due to the unfavorable impact of foreign currency exchange rates on net sales. Excluding the impact of acquisitions, net sales increased 11.9% in constant currency, primarily due to higher shipments of instruments and endoscopy products.
MedSurg net sales in the nine-month period increased 10.2% from 2013 primarily due to a 9.4% increase in unit volume and changes in product mix and 2.4% due to acquisitions. Net sales were unfavorably impacted by 1.0% due to changes in price and 0.5% due to the unfavorable impact of foreign currency exchange rates on net sales. Excluding the impact of acquisitions, net sales increased 8.4% in constant currency, primarily due to higher shipments of instruments and endoscopy products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales in the three-month period increased 6.5% from 2013 primarily due to a 9.9% increase in unit volume and changes in product mix and 0.4% due to acquisitions. Net sales were unfavorably impacted by 3.4% due to changes in price and 0.4% due to the unfavorable impact of foreign currency exchange rates on net sales. Excluding the impact of acquisitions, net sales increased 6.5% in constant currency, led by higher shipments of neurotechnology products.
Neurotechnology and Spine net sales in the nine-month period increased 5.4% from 2013 primarily due to a 8.0% increase in unit volume and changes in product mix and 0.4% from acquisitions. Net sales were unfavorably impacted by 2.4% due to changes in price and 0.5% due to the unfavorable impact of foreign currency exchange rates on net sales. Excluding the impact of acquisitions, net sales increased by 5.5% in constant currency, primarily due to higher shipments of neurotechnology products.
Cost of Sales
Cost of sales increased 20.5% in the three-month period to 34.4% of sales compared to 31.7% of sales in 2013. The impact of our recent acquisitions and product mix contributed to the increase in cost of sales, as sales growth for capital equipment in our MedSurg businesses, which have a lower gross margin rate, outpaced sales growth in the Reconstructive segment. Cost of sales in 2014 and 2013 also includes $10 and $8, respectively, related to inventory that was "stepped up" to fair value following acquisitions. Cost of sales also includes ($1) and $2 in restructuring and restructuring-related costs in 2014 and 2013. Excluding the impact of the acquisition and restructuring costs described above, cost of sales was 34.0% of sales compared to 31.2% in 2013.
Cost of sales increased 12.9% in the nine-month period to 34.0% of sales compared to 32.4% of sales in 2013. The impact of our recent acquisitions and product mix contributed to the increase in cost of sales, as sales growth for capital equipment in our MedSurg businesses outpaced sales growth in the Reconstructive segment. Cost of sales in 2014 and 2013 also includes $24 and $16, respectively, related to inventory that was "stepped up" to fair value following acquisitions and $9 in 2013 in restructuring and restructuring-related costs. Excluding the impact of the acquisition and restructuring costs described above, cost of sales was 33.7% of sales as compared to 32.0% in 2013.
Research, Development and Engineering Expenses
Research, development and engineering expenses in the three-month period increased 12.5% to $153, or 6.4% of sales compared to 6.3% in 2013 and in the nine-month period increased 16.1% to $461, or 6.5% of sales compared to 6.1% in 2013. The timing of projects for anticipated future products, the impact of acquisitions and continued investment in new technologies causes the spending level to vary by period as a percentage of sales.

11	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

Selling, General and Administrative Expenses
Selling, general and administrative expenses in the three-month period decreased 19.9% to $910, or 38.1% of sales compared to 52.8% in 2013. The three-month periods included $14 and $6 in 2014 and 2013, respectively, in acquisition and integration related charges; $16 and $0 in 2014 and 2013, respectively, in restructuring related charges; $29 and $313 in 2014 and 2013, respectively, related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems and the recall of the Neptune Waste Management System; and $1 in 2013 related to two previously disclosed United States regulatory matters. Excluding the impact of these charges, selling, general and administrative expenses were 35.6% of sales in 2014 compared to 38.0% in 2013, primarily due to improved control over general and administrative spending.
Selling, general and administrative expenses in the nine-month period increased by 6.4% to $3,263, or 46.2% of sales compared to 46.8% in 2013. The nine-month periods included $46 and $38 in 2014 and 2013, respectively, in acquisition and integration related charges; $40 and $3 in 2014 and 2013, respectively, in restructuring related charges; $649 and $523 in 2014 and 2013, respectively, related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems and the recall of the Neptune Waste Management System; and $58 in 2013 related to two previously disclosed United States regulatory matters. Excluding the impact of these charges, selling, general and administrative expenses were 35.8% of sales in 2014 compared to 37.3% in 2013, primarily due to improved control over general and administrative spending.
Restructuring Charges
Restructuring charges of $4 and $13 were recorded in the three-month periods in 2014 and 2013, respectively, and $14 and $36 in the nine-month periods in 2014 and 2013, respectively. These restructuring charges are the result of our ongoing level of restructuring type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Our productivity and cost savings plans are designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes to help fund our growth strategy.
Other Income (Expense)
Other expense in the three- and nine-month periods increased $12 and $34, respectively, from 2013, primarily due to increased interest expense associated with our public offering of notes in May 2014 and March 2013 and in the nine-month period due to losses on foreign currency exchange transactions.
Income Taxes
Our effective income tax rate on earnings was 86.6% and 24.8% in the three-month periods in 2014 and 2013, respectively, and 63.5% and 20.6% in the nine-month periods in 2014 and 2013, respectively. In 2014 we recorded tax charges of $300 related to the establishment of a European regional headquarters, the transfer of intellectual property within Europe and a planned cash repatriation to the United States of approximately $2,000 in the second half of 2015. In 2013 we recorded retroactive net tax benefits of $13 pursuant to the American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013. These tax benefits related to the retroactive extension of numerous tax provisions, including an extension of the research tax credit and other provisions for companies with significant international operations. These same tax provisions expired at the end of 2013.
Net Earnings
Net earnings in the three-month period decreased to $57 or $0.16 per diluted share from $103 or $0.27 per diluted share in 2013. Reported net earnings includes restructuring and restructuring-related charges of $8 and $15 in 2014 and 2013, respectively; acquisition and integration related charges of $17 and $9 in 2014 and 2013, respectively; amortization of purchased intangible assets of $34 and $25 in 2014 and 2013, respectively; charges related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems and the recall of the Neptune Waste Management System of $23 and $245 in 2014 and 2013, respectively; tax charges related to the establishment of a European regional headquarters of $300 in 2014 and charges related to two previously disclosed United States regulatory matters of $1 in 2013. The impact of foreign currency exchange rates on net earnings reduced diluted net earnings per share by approximately $0.01.
Net earnings in the nine-month period decreased to $255 or $0.67 per diluted share from $620 or $1.62 per diluted share in 2013. Reported net earnings includes restructuring and restructuring-related charges of $37 and $36 in 2014 and 2013, respectively; acquisition and integration related charges of $47 and $41 in 2014 and 2013, respectively; amortization of purchased intangible assets of $99 and $74 in 2014 and 2013, respectively; charges related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems and the recall of the Neptune Waste Management System of $512 and $397 in 2014 and 2013, respectively; tax charges related to the establishment of a European regional headquarters and other discrete items of $308 in 2014 and charges related to two previously disclosed United States regulatory matters of $53 in 2013. The impact of foreign currency exchange rates on net earnings reduced diluted net earnings per share by approximately $0.08.
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

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

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
To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. These adjustments are irregular in timing, may not be indicative of our past and future performance and are therefore excluded to allow investors to better understand underlying operating trends. The following are examples of the types of adjustments that may be included in a period:

1.	Acquisition and integration related costs. Costs related to integrating recently acquired businesses and specific costs related to the consummation of the acquisition process.

2.	Amortization of intangible assets. Periodic amortization expense related to purchased intangible assets.

3.	Restructuring and related charges. Costs associated with focused workforce reductions and other restructuring activities.

4.	Recall matters. Our best estimate of the minimum of the range of probable loss to resolve certain product recalls.

5.	Regulatory and legal matters. Our best estimate of the minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.

6.	Tax matters. Certain significant and discrete tax items and adjustments to interest expense related to the settlement of certain tax matters.

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

The following reconciles the non-GAAP financial measures of adjusted gross profit; adjusted selling, general and administrative expense; adjusted amortization of intangible assets; adjusted operating income; adjusted net earnings; adjusted effective tax rate; and adjusted diluted net earnings per share with the most directly comparable GAAP financial measures:

13	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

Three Months Ended September 30, 2014	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$1,567	$910	$50	$450	$57	86.6%	$0.16
Acquisition and integration related charges
Inventory stepped up to fair value	10	—	—	10	6	0.5	0.02
Other acquisition and integration related	—	(14)	—	14	11	0.1	0.03
Amortization of intangible assets	—	—	(50)	50	34	1.4	0.09
Restructuring and related charges	(1)	(16)	—	19	8	1.7	0.02
Rejuvenate and recall matters	—	(29)	—	29	23	0.1	0.06
Tax matters	—	—	—	—	300	(70.5)	0.77
ADJUSTED	$1,576	$851	$—	$572	$439	19.9%	$1.15

Three Months Ended September 30, 2013	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$1,469	$1,136	$34	$150	$103	24.8%	$0.27
Acquisition and integration related charges
Inventory stepped up to fair value	8	—	—	8	6	0.2	0.02
Other acquisition and integration related	—	(6)	—	6	3	1.4	0.01
Amortization of intangible assets	—	—	(34)	34	25	0.4	0.06
Restructuring and related charges	2	—	—	15	15	(1.4)	0.04
Rejuvenate and recall matters	—	(313)	—	313	245	(0.9)	0.64
Regulatory and legal matters	—	1	—	(1)	1	(2.1)	—
ADJUSTED	$1,479	$818	$—	$525	$398	22.4%	$1.04

Nine Months Ended September 30, 2014	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$4,658	$3,263	$142	$778	$255	63.5%	$0.67
Acquisition and integration related charges
Inventory stepped up to fair value	24	—	—	24	15	0.5	0.04
Other acquisition and integration related	—	(46)	—	46	32	0.6	0.08
Amortization of intangible assets	—	—	(142)	142	99	1.6	0.26
Restructuring and related charges	—	(40)	—	54	37	0.7	0.10
Rejuvenate and recall matters	—	(649)	—	649	512	(0.8)	1.32
Tax matters	—	—	—	—	308	(44.0)	0.82
ADJUSTED	$4,682	$2,528	$—	$1,693	$1,258	22.1%	$3.29

Nine Moths Ended September 30, 2013	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$4,428	$3,067	$102	$826	$620	20.6%	$1.62
Acquisition and integration related charges
Inventory stepped up to fair value	16	—	—	16	12	—	0.03
Other acquisition and integration related	—	(38)	—	38	29	0.2	0.08
Amortization of intangible assets	—	—	(102)	102	74	0.3	0.20
Restructuring and related charges	9	(3)	—	48	36	0.3	0.09
Rejuvenate and recall matters	—	(523)	—	523	397	1.6	1.04
Regulatory and legal matters	—	(58)	—	58	53	(1.0)	0.14
ADJUSTED	$4,453	$2,445	$—	$1,611	$1,221	22.0%	$3.20
The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as those used in the calculation of the reported per share amounts.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash provided by operations totaled $535 and $622 in the three-month periods and $1,107 and $1,214 in the nine-month periods of 2014 and 2013, respectively, resulting primarily from net earnings adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes and charges for product recalls and taxes to establish the European regional headquarters). The non-cash adjustments related to the Rejuvenate and ABG II and Neptune recalls were $29 and $313 in the three-month periods and $649 and $523 in the nine-month periods of 2014 and 2013, respectively.

The net of accounts receivable, inventory and accounts payable consumed $158 in the three-month period in 2014 and generated $13 of cash in the three-month period in 2013. The net of accounts receivable, inventory and accounts payable consumed $214 and $91 of cash in the nine-month periods of 2014 and 2013, respectively, contributing a $171 decrease in cash provided by operations in the three-month period and a $123 decrease in cash provided by operations in the nine-month period compared to 2013, respectively.
In the three-month period $65 of cash was used from accounts receivable compared to a generation of cash of $57 in 2013 as a result of higher sales near the end of the period in 2014. In the nine-month period $12 of cash was used from accounts receivable

14	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

compared to cash generation of $46 in 2013 as a result of higher sales near the end of the period in 2014.
In the three-month period $97 of cash was consumed to increase inventory levels to support higher sales levels compared to $43 in 2013 as days of inventory on hand increased by five days compared to an increase of 19 days in 2013. In the nine-month period $217 of cash was consumed to increase inventory levels to support higher sales compared to $106 in 2013 as days of inventory on hand increased by 30 days compared to an increase of 32 days in 2013.
Investing Activities
In the nine-month periods $1,790 and $1,926 of cash was consumed in net investing activities in 2014 and 2013, respectively. The net investing activities in both periods were primarily in marketable securities and acquisitions.
Acquisitions. In the nine-month periods $825 and $686 of cash was consumed for acquisitions in 2014 and 2013, respectively. In 2014 the primary acquisitions were SBi, Berchtold, PST and Pivot and in 2013 the primary acquisition was Trauson Holdings Company Limited.
Capital Spending. In the nine-month periods in 2014 and 2013, respectively, $172 and $139 of cash was consumed for capital expenditures, primarily to support integration of acquisitions, capacity expansion, new product introductions, innovation and cost savings. We manage capital spending to support our business growth.
Marketable Securities. In the nine-month periods $793 and $1,101 of cash was consumed for the net purchase of marketable securities in 2014 and 2013, respectively.
Financing Activities
Dividend Payments. In the nine-month period in 2014 dividends paid per common share increased 15.1% to $0.915 per share compared to $0.795 in 2013. Total dividend payments to common shareholders were $346 and $301 in the nine-month periods in 2014 and 2013, respectively.
Long-Term and Short-Term Debt. In the nine-month periods proceeds from borrowings were $1,195 and $1,014 in 2014 and 2013, respectively. In 2014 the proceeds were primarily from the public offerings of notes and commercial paper, and proceeds in 2013 were primarily from public offerings of notes. Refer to Note 6 in the Notes to the Consolidated Financial Statements for further information.
Share Repurchases. In the nine-month periods $100 and $252 of cash was consumed to repurchase shares in 2014 and 2013, respectively.
Liquidity
Cash, cash equivalents and marketable securities were $4,677 and $3,980 at September 30, 2014 and December 31, 2013, respectively, and current assets exceeded current liabilities by $5,115 and $5,678, respectively.

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
Should additional funds be required we had approximately $1,098 of borrowing capacity available under all of our existing credit facilities at September 30, 2014.
At September 30, 2014 approximately 67.6% of our consolidated cash, cash equivalents and marketable securities were held in locations outside the United States. We now plan to repatriate approximately $2,000 of cash from outside the United States in the second half of 2015, the remaining funds are considered indefinitely reinvested to be used to expand operations, either organically or through acquisitions outside the United States.
We continually evaluate our receivables, particularly in Spain, Portugal, Italy and Greece (the Southern European Region). The total net receivables from the Southern European Region at were approximately $151 and $199 at September 30, 2014 and December 31, 2013, respectively, including approximately $77 and $103, respectively, of sovereign receivables. We believe that our current reserves related to receivables are adequate and any additional credit risk associated with the Southern European Region is not expected to have a material adverse impact on our financial position or liquidity. We currently do not have any investments in the sovereign debt instruments of the Southern European Region.  Any non-sovereign exposure in these countries in our investment portfolios is considered immaterial.
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

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred, which could unfavorably affect our future financial position, results of operations and cash flows. We are currently self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

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

In June 2012 we voluntarily recalled our Rejuvenate and ABG II modular-neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. Product liability lawsuits relating to this voluntary recall have been filed against us. As previously announced, we intend to reimburse implanted patients for reasonable and customary costs of testing and treatment services, including any necessary revision surgeries. We continue to work with the medical community to evaluate the data and further understand this matter. The ultimate total cost with respect to this matter will depend on many factors that are difficult to predict and may vary materially based on the number of and actual costs of patients seeking testing and treatment services, the number of and actual costs of patients requiring revision surgeries, the number of and actual costs to settle lawsuits filed against us, and the amount of third-party insurance recoveries.  Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $1,425 to $2,290, before third-party insurance recoveries that may potentially be recorded.  In the three months ended September 30, 2014, we recorded charges to earnings of $25 representing the excess of the $1,425 minimum of the range over the previously recorded reserves. No contingent gain for third-party insurance recoveries was recorded as of September 30, 2014. As noted above, the final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

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

In April 2011 lawsuits brought by Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) against us were filed in the United States District Court for the Western District of Wisconsin and the United States District Court for the Southern District of Indiana alleging infringement under United States patent laws with respect to certain patient handling equipment we manufactured and sold and seek damages and permanent injunctions.  The Wisconsin lawsuit was subsequently transferred to the United States District Court in Indiana and we have entered into an agreement settling that lawsuit on terms as previously disclosed. The second lawsuit involves nine patents related to electrical network communications for hospital beds. The case has been stayed with respect to six of the patents that are currently under reexamination by the United States Patent Office. With respect to the three remaining patents, all of which have now expired, the Court of Appeals for the Federal Circuit reversed the trial court's grant of summary judgment in our favor and remanded the matter to the trial court for further proceedings. We filed a request with the United States Supreme Court asking that it vacate the Federal Court's decision. The district court has administratively closed the case until the Supreme Court resolves this request. The ultimate resolution of the entire second suit may have no relation to the resolution of the first suit and cannot be predicted; however, the result could have a material adverse effect on our financial position, results of operations and cash flows.

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
Evaluation of Disclosure Controls and Procedures – An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2014 was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer (the Certifying Officers). Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls Over Financial Reporting – There was no change to our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) We issued 34,710 shares of our common stock in the nine months ended September 30, 2014 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
As of September 30, 2014, the maximum dollar value of shares that may yet be purchased under the 2011 Repurchase Program was $178 and we have not made any repurchases pursuant to the 2012 Repurchase Program. At September 30, 2014, the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $583.
A summary of the activity pursuant to the 2011 Repurchase Programs for the three months ended September 30, 2014 is as follows:

	Total Number of Shares (millions)
Period	Purchased	Purchased as Part of Public Announced Plans	Average Price Paid Per Share	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans
Jul 1 - 31, 2014	—	—	$79.97	$217
Aug 1 - 31, 2014	0.5	0.5	79.85	178
Sep 1 - 30, 2014	—	—	—	$178
Total	0.5	0.5	$79.85

17	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

ITEM 6.	EXHIBITS

(a)
4.1
Amended and Restated Credit Agreement, dated as of August 29, 2014, among Stryker Corporation and certain subsidiaries, as designated borrowers; the lenders party thereto; and JPMorgan Chase Bank, N.A., as administrative agent-Incorporated by reference to Exhibit 4.1 to our 8-K dated September 3, 2014 (Commission File no. 000-09165).

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
* Furnished with this Form 10-Q

18

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

October 23, 2014	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, President and Chief Executive Officer

October 23, 2014	/s/ WILLIAM R. JELLISON
Date	William R. Jellison, Vice President, Chief Financial Officer

19

STRYKER CORPORATION AND SUBSIDIARIES                   2014 Third Quarter Form 10-Q

EXHIBIT INDEX

Exhibit 4
Amended and Restated Credit Agreement, dated as of August 29, 2014, among Stryker Corporation and certain subsidiaries, as designated borrowers; the lenders party thereto; and JPMorgan Chase Bank, N.A., as administrative agent-Incorporated by reference to Exhibit 4.1 to our 8-K dated September 3, 2014 (Commission File no. 000-09165).

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