Form 10-K
period 2014-12-31
STRYKER CORP
filed 2015-02-12
CIK 310764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

FORM 10-K
_______________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒      NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐       NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒       NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒       NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large "accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐       NO  ☒
Based on the closing sales price of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $29,425,287,926. The number of shares outstanding of the registrant’s common stock, $.10 par value, was 378,749,951 at January 31, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2015 Annual Meeting of Shareholders (the 2015 proxy statement) are incorporated by reference into Part III.

STRYKER CORPORATION 2014 Form 10-K

STRYKER CORPORATION 2014 Form 10-K

PART I

ITEM 1.	BUSINESS.
General
Stryker Corporation is one of the world's leading medical technology companies, with 2014 revenues of $9,675 and net earnings of $515. Stryker's products include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment; neurosurgical, neurovascular and spinal devices; as well as other medical device products used in a variety of medical specialties.
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
Business Segments and Geographic Information
In December 2014 we changed the name of our Reconstructive business segment to Orthopaedics. This change did not change the composition of any of our business segments and had no financial impact.
We segregate our reporting into three reportable business segments: Orthopaedics, MedSurg, and Neurotechnology and Spine. Financial information regarding our reportable business segments and certain geographic information is included under "Results of Operations" in Item 7 of this report and Note 12 to the Consolidated Financial Statements in Item 8 of this report.
Net sales by reportable segment over the last three years were:

	2014		2013		2012
Orthopaedics	$4,153	43%	$3,949	44%	$3,823	44%
MedSurg	3,781	39%	3,414	38%	3,265	38%
Neurotechnology and Spine	1,741	18%	1,658	18%	1,569	18%
Total	$9,675	100%	$9,021	100%	$8,657	100%
Orthopaedics
Orthopaedics products consist primarily of implants used in hip and knee joint replacements and trauma and extremities surgeries. We bring patients and physicians advanced implant designs and specialized instrumentation that make orthopaedic surgery and recovery simpler, faster and more effective. We support surgeons with the technology and services they need as they develop new surgical techniques.
Stryker is one of five leading competitors globally for joint replacement and trauma products; the other four are Zimmer Holdings, Inc. (Zimmer), DePuy Synthes Company, a subsidiary of Johnson & Johnson, Biomet, Inc. and Smith & Nephew plc (Smith & Nephew).

The composition of net sales of Orthopaedics products over the last three years was:

	2014		2013		2012
Knees	$1,396	34%	$1,371	35%	$1,356	35%
Hips	1,291	31%	1,272	32%	1,233	32%
Trauma and Extremities	1,230	30%	1,116	28%	989	26%
Other	236	5%	190	5%	245	7%
Total	$4,153	100%	$3,949	100%	$3,823	100%
In September 2014 we acquired certain assets of Small Bone Innovations, Inc. (SBi) for an aggregate purchase price of approximately $358. SBi products are designed and promoted for upper and lower extremity small bone indications, with a focus on small joint replacement.
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
In March 2013 we acquired Trauson Holdings Company Limited (Trauson). The acquisition of Trauson enhances our product offerings, primarily within our Orthopaedics segment, broadens our presence in China and enables us to expand into the fast growing value segment of the emerging markets.
In 2013 we launched the Tritanium Cementless Baseplate for our Triathlon Knee Arthroscopy (TKA) system, which combines biologic fixation with Triathlon’s kinematics to provide surgeons with a superior option for cementless TKA. We also launched the Secur-Fit Advanced Femoral Hip Stem, which facilitates the accurate restoration of biomechanics when used with our new and unique Stryker Orthopaedics Modeling and Analytics system.
In 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. We notified healthcare professionals and regulatory bodies of this recall, which was taken due to potential risks associated with fretting and/or corrosion that may lead to adverse local tissue reactions. In November 2014 we entered into a Settlement Agreement (the “Settlement Agreement”) to compensate eligible United States patients who had surgery to replace their Rejuvenate and ABG II modular-neck hip stems, known as a "revision surgery", prior to November 3, 2014. To date we have recorded charges to earnings totaling $1,534 ($1,713 before $179 of third party insurance recoveries) representing the actuarially determined low end of the range of probable loss to resolve this entire matter globally. It is expected that a majority of the payments under the Settlement Agreement will be made by the end of 2015. See Note 7 to the Consolidated Financial Statements in Item 8 of this report for further information.
In 2012 we launched Accolade II, the first hip stem with a Morphometric Wedge design, an evolution of the tapered wedge stem.
MedSurg
MedSurg products include surgical equipment and surgical navigation systems (Instruments); endoscopic and communications systems (Endoscopy); patient handling and emergency medical equipment (Medical); and reprocessed and remanufactured medical devices (Sustainability) as well as other medical device products used in a variety of medical specialties.

1	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

Stryker is one of four market leaders in Instruments, competing principally with Zimmer, Medtronic plc. and ConMed Linvatec, Inc., a subsidiary of CONMED Corporation (ConMed Linvatec) globally. In Endoscopy, we compete with Smith & Nephew Endoscopy, ConMed Linvatec, Inc., Arthrex, Inc., Karl Storz GmbH & Co. and Olympus Optical Co. Ltd. Our primary competitor in Medical is Hill-Rom Holdings, Inc.
The composition of net sales of MedSurg products over the last three years was:

	2014		2013		2012
Instruments	$1,424	38%	$1,269	37%	$1,261	39%
Endoscopy	1,382	37%	1,222	36%	1,111	34%
Medical	766	20%	710	21%	691	21%
Sustainability	209	5%	213	6%	202	6%
Total	$3,781	100%	$3,414	100%	$3,265	100%
In January 2015 we announced the asset acquisition of privately-held CHG Hospital Beds, Inc. ("CHG") in an all cash transaction. CHG, headquartered in London, Ontario, Canada, manufactures and markets low-height hospital beds and related accessories across Canada, and in the United States and the United Kingdom.
In April 2014 we acquired Berchtold Holding, AG (Berchtold), a privately-held business with operations in Germany and the United States, for an aggregate purchase price of approximately $184. Berchtold sells surgical tables, equipment booms and surgical lighting systems. In March 2014 we acquired Patient Safety Technologies, Inc. (PST), for an aggregate purchase price of $120. PST conducts its business through its wholly owned subsidiary, SurgiCount Medical, Inc. PST’s proprietary Safety-Sponge® System and SurgiCount 360™ compliance software help prevent Retained Foreign Objects in the operating room. Other business acquisitions in 2014 include the acquisition of Pivot Medical, Inc. (Pivot), which develops and sells innovative products for hip arthroscopy.
In March 2013 we received a warning letter from the United States Food and Drug Administration (FDA) concerning quality system observations made during an inspection and citing us for failing to notify the FDA of a product recall and for marketing devices, including certain of our Neptune Waste Management Systems, without a required 510(k) clearance. We were notified in January 2014 that the actions taken to address issues raised in the warning letter were sufficient and no further corrective actions related to the warning letter were required.
In December 2013 we received 510(k) clearance to market a modified Neptune 2 Waste Management System. The Neptune 2 Waste Management System mitigates risks to healthcare workers by eliminating harmful exposure to fluids and smoke in the operating room. This constantly closed system collects surgical waste and disposes of it without exposing the operator to contact with infectious fluids and surgical plumes.
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
Our primary competitors in Neurotechnology are Medtronic, including Covidien, which was recently acquired by Medtronic, and Johnson & Johnson. We are one of five market leaders in Spine, along with Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic), DePuy Synthes (a subsidiary of Johnson & Johnson), Nuvasive, Inc. and Globus Medical, Inc.
The composition of net sales of Neurotechnology and Spine products over the last three years was:

	2014		2013		2012
Neurotechnology	$1,001	57%	$915	55%	$842	54%
Spine	740	43%	743	45%	727	46%
Total	$1,741	100%	$1,658	100%	$1,569	100%
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
Geographic Areas
In 2014 approximately 68.0% of our revenues were generated from customers in the United States. Additional geographic information is included under "Results of Operations" in Item 7 of this report and Note 12 to the Consolidated Financial Statements in Item 8 of this report.
Raw Materials and Inventory
Raw materials essential to our business are generally readily available from multiple sources. Substantially all products we manufacture are stocked in inventory, while certain MedSurg products are assembled to order. The dollar amount of backlog orders at any given time is not considered material to an understanding of our business taken as a whole.
Patents and Trademarks
Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of such products restricts competitors from duplicating these unique designs and features. We seek to obtain patent protection on our products whenever appropriate for protecting our competitive advantage. As of December 31, 2014 we owned approximately 1,900 United States patents and approximately 3,400 international patents.
Seasonality
Our business is generally not seasonal in nature; however, the number of Orthopaedics implant surgeries is generally lower during the summer months and sales of capital equipment are generally higher in the fourth quarter.

2	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

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
Product Development
Most of our products and product improvements have been developed internally at research facilities in the United States, Ireland, Puerto Rico, Germany, Switzerland, India and France. We also invest through acquisitions in technologies developed by third parties that have the potential to expand the markets in which we operate. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist us in product development efforts. The total costs of research, development and engineering activities were $614, $536, and $471 in 2014, 2013 and 2012, respectively.
Regulation
Our businesses are subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation.
In the United States, the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and its subsequent amendments, and the regulations issued and proposed thereunder, provide for regulation by the FDA of the design, manufacture and marketing of medical devices, including most of our products. Many of our new products fall into FDA classifications that require notification submitted as a 510(k) and review by the FDA before we begin marketing them. Certain of our products require extensive clinical testing, consisting of safety and efficacy studies, followed by pre-market approval (PMA) applications for specific surgical indications.
The FDA's Quality System regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities by the FDA. There are also certain requirements of state and local and foreign governments that must be complied with in the manufacture and marketing of our products.
The member states of the European Union (EU) have adopted the European Medical Device Directives that form a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to meet certain quality system requirements and obtain CE marking for their products. We have authorization to apply the CE marking to substantially all of our products. In addition, we comply with the unique regulatory requirements of each of the countries in Europe and other countries in which we market our products.
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
Employees
At December 31, 2014, we had approximately 26,000 employees worldwide. Certain international employees are covered by collective bargaining agreements. We believe that we maintain positive relationships with our employees worldwide.
Executive Officers of the Registrant
The names and ages of our executive officers as of January 31, 2015 and certain information about them are:

Name	Age		First Became an Executive Officer
Kevin A. Lobo	49	Chairman, President and Chief Executive Officer	2011
Steven P. Benscoter	47	Vice President, Human Resources	2012
William E. Berry Jr.	49	Vice President, Corporate Controller and Principal Accounting Officer	2014
Lonny J. Carpenter	53	Group President, Global Quality and Operations	2008
David K. Floyd	54	Group President, Orthopaedics	2012
Michael D. Hutchinson	44	General Counsel	2014
William R. Jellison	57	Vice President and Chief Financial Officer	2013
Katherine A. Owen	44	Vice President, Strategy and Investor Relations	2007
Bijoy S.N. Sagar	46	Vice President, Chief Information Officer	2014
Timothy J. Scannell	50	Group President, MedSurg and Neurotechnology	2008
Ramesh Subrahmanian	53	Group President, International	2011
Each of our executive officers was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 2015 or until a successor is chosen and qualified or until his or her resignation or removal. Each of our executive officers has held the position above or has served Stryker in various executive or administrative capacities for at least five years, except for Mr. Lobo, Mr. Berry, Mr. Jellison, Mr. Sagar, Mr. Subrahmanian and Mr. Floyd. Prior to joining Stryker in April 2011, Mr. Lobo held a variety of senior level leadership roles for the previous nine years at Johnson & Johnson, most recently as Worldwide President of Ethicon Endo-Surgery. Prior to joining Stryker in August 2011, Mr. Berry served for two years as Assistant Corporate Controller for Whirlpool Corporation, the world's leading manufacturer and marketer of major home appliances, and before that held a variety of senior finance roles at Delphi Automotive and Federal Mogul Corporation, both global automotive parts manufacturers. Prior to joining Stryker in April 2013, Mr. Jellison was Senior Vice President and Chief Financial Officer at Dentsply International, the world's largest manufacturer of professional dental products, and before that held a variety of senior level leadership roles over a 15-year period at Dentsply. Prior to joining Stryker in May 2014, Mr. Sagar served

3	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

as the Chief Information officer for Merck Millipore, and before that as Global Head of Information Systems and a member of the divisional board for the chemicals division of Merck KGaA. Prior to joining Stryker in September 2011, Mr. Subrahmanian was the Senior Vice President & President, Asia Pacific Human Health with Merck & Co. Inc. Prior to joining Stryker in November 2012, Mr. Floyd was the Chief Executive Officer for OrthoWorx and held a variety of senior level leadership roles with DePuy (a division of Johnson & Johnson), Abbott Spine, AxioMed Spine, and Centerpulse Orthopaedics.
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
LEGAL AND REGULATORY RISKS
The impact of United States healthcare reform legislation on our business remains uncertain. In 2010 federal legislation to reform the United States healthcare system was enacted into law. The legislation is far-reaching and is intended to expand access to health insurance coverage and improve the quality and reduce the costs of healthcare over time. Its provisions become effective at various dates and there are many programs and requirements for which the details have not been determined. We expect the law will have a significant impact upon various aspects of our business operations. Among other things, the law imposed a 2.3 percent excise tax on Class I, II and III medical devices that applies to United States sales of a majority of our medical device products. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered. Further, we cannot predict what other healthcare programs and regulations will be ultimately implemented at the federal or state level or the effect of any future legislation or regulation in the United States on our business and results of operations
We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements. Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices, many of which are intended to be implanted in the human body for long periods of time or indefinitely. We are currently defendants in a number of product liability matters, including those relating to our Rejuvenate and ABGII Modular-Neck hip stems discussed in Note 7 to the Consolidated Financial Statements in Item 8 of this report. These matters are subject to many uncertainties and outcomes are not predictable. In addition, we may incur significant legal expenses regardless of whether we are found to be liable. We are currently self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
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

4	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

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
MARKET RISKS
Macroeconomic developments could negatively affect our ability to conduct business in affected regions. Financial difficulties experienced by our customers, including distributors, and suppliers could result in product delays and inventory issues; risks to accounts receivable could also include delays in collection and greater bad debt expense.
Exposure to exchange rate fluctuations on cross border transactions and translation of local currency results into United States dollars. We report our financial results in United States Dollars and approximately one-third of our revenues are denominated in foreign currencies, including the Euro, the British Pound, and the Japanese Yen. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Our results of operations and, in some cases, cash flows, have been and may in the future be adversely affected by movements in foreign exchange rates. While we implement currency hedges to partially reduce our exposure to changes in foreign currency exchange rates; our hedging strategies may not be successful, and our unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or strengthening of the United States dollar results in favorable or unfavorable translation effects when the results of our foreign locations are translated into United States dollars for inclusion in our consolidated financial statements and results.
BUSINESS AND OPERATIONAL RISKS
Cost containment measures in the United States and other countries resulting in pricing pressures could have a negative impact on our future operating results. Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where we do business. Pricing pressure has also increased in our markets due to continued consolidation among healthcare providers, trends toward managed care, the shift towards governments becoming the primary payers of healthcare expenses, and government laws and regulations relating to sales and promotion, reimbursement and pricing generally. Reductions in reimbursement levels or coverage for our products or other cost containment measures, including any that reduce medical procedure volumes, could unfavorably affect our future operating results.

We may be unable to effectively develop and market products against the products of our competitors in a highly competitive industry. Our present or future products could be rendered obsolete or uneconomical by technological advances by our competitors. Competitive factors include price, customer service, technology, innovation, quality, reputation and reliability. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources or be more successful in attracting potential customers, employees and strategic partners. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.
Competition in the development and improvement of new and existing products is particularly significant and results from time to time in product obsolescence. The markets in which we operate are highly competitive, and new products and surgical procedures are introduced on an ongoing basis. Such marketplace changes may cause some of our products to become obsolete. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, a higher level of inventory write downs may result.
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
We may be unable to capitalize on previous or future acquisitions. In addition to internally developed products, we rely upon investment in new technologies through acquisitions. Investments in medical technology are inherently risky, and we cannot guarantee that any acquisition will be successful or will not have a material unfavorable impact on us. These risks include the activities required to integrate new businesses, which may result in the need to allocate more resources to integration and product development activities than originally anticipated, diversion of management time, which could adversely affect management's ability to focus on other projects, the inability to realize the expected benefits, savings or synergies from the acquisition, the loss of key personnel of the acquired company, and exposure to unexpected liabilities of the acquired company. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so, which may result in unexpected impairment charges.

5	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

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
A breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on our business or reputation. We rely extensively on information technology (IT) systems, networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. Numerous and evolving cybersecurity threats, including advanced persistent threats, pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability, integrity of our data and our responsibilities to governments. We have made investments seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers. However, because the techniques used in these attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. If the IT systems, networks or service providers we rely upon fail to function properly, or if we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information, due to any number of causes, ranging from catastrophic events or power outages to improper data handling or security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.
We may be unable to attract and retain key employees. Our sales, technical and other key personnel play an integral role in the development, marketing and selling of new and existing products. If we are unable to recruit, hire, develop and retain a talented, competitive work force, we may not be able to meet our strategic business objectives.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The following are our principal manufacturing locations as of December 31, 2014:

Location	Segment	Approximate Square Feet	Owned/ Leased
Portage, Michigan	M	1,027,000	Owned
Changzhou, China	O, NS	625,000	Owned
Mahwah, New Jersey	O	531,000	Owned
Arroyo, Puerto Rico	M	220,000	Leased
San Jose, California	M	185,000	Leased
Kiel, Germany	O	173,000	Owned
Suzhou, China	O, NS	160,000	Owned
Carrigtwohill, Ireland	M, O	154,000	Owned
Lakeland, Florida	M	153,000	Leased
Selzach, Switzerland	O	137,000	Owned
Limerick, Ireland	O	130,000	Owned
Freiburg, Germany	O	123,000	Owned
Flower Mound, Texas	M	114,000	Leased
Carrigtwohill, Ireland	NS	110,000	Leased
Phoenix, Arizona	M	100,000	Leased
Cestas, France	NS	91,000	Owned
Neuchatel, Switzerland	NS	88,000	Owned
Limerick, Ireland	O	78,000	Leased
Ft. Lauderdale, Florida	O, NS	78,000	Leased
Malvern, Pennsylvania	O	65,000	Leased
Mountain View, California	M, NS	62,000	Leased
Fremont, California	M, NS	50,000	Leased
Guayama Puerto Rico	M	46,000	Leased
Cestas, France	NS	35,000	Leased
Freiburg, Germany	M, O	34,000	Leased
Stetten, Germany	O	33,000	Owned
Rennes, France	O	31,000	Leased
West Valley, Utah	O, NS	29,000	Leased
Tokyo, Japan	M	11,000	Leased

O = Orthopaedics M = MedSurg NS = Neurotechnology and Spine
Our corporate headquarters is located in Kalamazoo, Michigan, in a 75,000 square foot owned facility. In addition, we maintain administrative and sales offices and warehousing and distribution facilities in multiple countries. We believe that our properties are suitable and adequate for the manufacture and distribution of our products.

6	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

ITEM 3.	LEGAL PROCEEDINGS.
We are involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described in Note 7 to the Consolidated Financial Statements in Item 8 of this report; this information is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange under the symbol SYK. Quarterly stock price and dividend information for the years ended December 31, 2014 and 2013 were as follows:

2014 Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31
Dividends declared per share of common stock	$0.305	$0.305	$0.305	$0.345
Market price of common stock:
High	83.86	86.93	85.91	98.24
Low	74.02	75.78	78.91	77.87

2013 Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31
Dividends declared per share of common stock	$0.265	$0.265	$0.265	$0.305
Market price of common stock:
High	66.92	70.00	71.94	75.55
Low	55.24	63.35	63.71	66.93

Our Board of Directors considers payment of cash dividends at each of its quarterly meetings. On January 31, 2015, there were 3,285 shareholders of record of our common stock.
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
Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.  During the year ended December 31, 2014 we repurchased 1.3 million shares at a cost of $100 under the 2011 Repurchase Program. As of December 31, 2014, the maximum dollar value of shares that may yet be purchased under the 2011 Repurchase Program was $178. We have not made any repurchases pursuant to the 2012 Repurchase Program in 2014.

The activity pursuant to the 2011 Repurchase Program for the three months ended December 31, 2014 is summarized as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that may yet be Purchased Under the Plan
10/1/2014-10/31/2014	—	$—	—	$178
11/1/2014-11/30/2014	—	—	—	178
12/1/2014-12/31/2014	—	—	—	178
Total	—	$—	—
The following graph compares our total returns (including reinvestments of dividends) against the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Index. The graph assumes $100 (not in millions) invested on December 31, 2009 in our Common Stock and each of the indices.

Company / Index	2009	2010	2011	2012	2013	2014
Stryker Corporation	100.00	107.89	101.29	113.54	158.16	201.50
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 500 Health Care Index	100.00	102.90	116.00	136.75	193.45	242.46

7	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

ITEM 6.	SELECTED FINANCIAL DATA.

Selected financial data for each of the five years ended December 31, 2014 is as follows:

CONSOLIDATED OPERATIONS	2014	2013	2012	2011	2010
Net sales	$9,675	$9,021	$8,657	$8,307	$7,320
Cost of sales	3,291	2,977	2,781	2,811	2,286
Gross profit	6,384	6,044	5,876	5,496	5,034
Research, development and engineering expenses	614	536	471	462	394
Selling, general and administrative expenses	3,575	3,492	3,367	3,226	2,831
Recall charges, net of insurance recoveries	761	622	174	—	—
Intangibles amortization	188	138	123	122	58
	5,138	4,788	4,135	3,810	3,283
Operating income	1,246	1,256	1,741	1,686	1,751
Other income (expense)	(86)	(44)	(36)	—	(22)
Earnings before income taxes	1,160	1,212	1,705	1,686	1,729
Income taxes	645	206	407	341	456
Net earnings	$515	$1,006	$1,298	$1,345	$1,273

PER SHARE DATA
Net earnings per share of common stock:
Basic	$1.36	$2.66	$3.41	$3.48	$3.21
Diluted	$1.34	$2.63	$3.39	$3.45	$3.19
Dividends per share of common stock:
Declared	$1.26	$1.10	$0.90	$0.75	$0.63
Paid	$1.22	$1.06	$0.85	$0.72	$0.60
Average number of shares outstanding—in millions:
Basic	378.5	378.6	380.6	386.5	396.4
Diluted	382.8	382.1	383.0	389.5	399.5

CONSOLIDATED FINANCIAL POSITION
Cash, cash equivalents and current marketable securities	$5,000	$3,980	$4,285	$3,418	$4,380
Accounts receivable—net	1,572	1,518	1,430	1,417	1,252
Inventory—net	1,588	1,422	1,265	1,283	1,057
Property, plant and equipment—net	1,098	1,081	948	888	798
Capital expenditures	233	195	210	226	182
Depreciation and amortization	586	511	486	481	410
Total assets	17,713	15,743	13,206	12,146	10,895
Accounts payable	329	314	288	345	292
Total debt	3,973	2,764	1,762	1,768	1,021
Shareholders’ equity	8,595	9,047	8,597	7,683	7,174
Net cash provided by operating activities	1,782	1,886	1,657	1,434	1,547

OTHER DATA
Number of shareholders of record	3,305	3,612	4,258	4,508	4,586
Approximate number of employees	26,000	25,000	22,000	21,000	20,000

8	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ABOUT STRYKER
Stryker is one of the world's leading medical technology companies, with 2014 revenues of $9,675 and net earnings of $515. We offer a diverse array of innovative medical technologies, including reconstructive, medical and surgical, and neurotechnology and spine products to help people lead more active and more satisfying lives.
In the United States, most of our products are marketed directly to doctors, hospitals and other healthcare facilities. In general, we maintain separate dedicated sales forces for each of our principal product lines to provide focus and a high level of expertise to each medical specialty served. Internationally our products are sold in over 100 countries through company-owned sales subsidiaries and branches as well as third-party dealers and distributors. Our business is generally not seasonal in nature; however, the number of Orthopaedics implant surgeries is generally lower during the summer months and sales of capital equipment are generally higher in the fourth quarter.
At the heart of what we do and believe is making healthcare better. We do this by collaborating with our customers to develop innovative products and services that ultimately improve the lives of our patients. We express this through our mission statement:
"Together with our customers,
we are driven to make healthcare better."
We believe our success in the highly competitive product categories in which we operate depends to a large degree on our ability to develop new products and make improvements to existing products. We are committed to internal innovation to develop products and services that improve outcomes and deliver greater cost savings and efficiencies and to augment our efforts with focused acquisitions. Our success further depends on the ability of our people to execute effectively, every day.
Our goal is to drive sales growth at the high-end of the MedTech industry and maintain our capital allocation strategy that prioritizes:

1.	Acquisitions

2.	Dividends

3.	Share repurchases

Overview of 2014
In 2014 we achieved sales growth of 7.3% in line with our ongoing goal to grow organic sales at the high-end of the MedTech industry. Excluding the impact of acquisitions, sales grew 5.8% in constant currency. We converted our sales growth into a 5.3% growth in adjusted net earnings per diluted share (See page 12 for a reconciliation of reported net earnings per diluted share to adjusted net earnings per diluted share). We continued our capital allocation strategy by investing $916 in acquisitions, paying $462 in dividends to our shareholders and using $100 for share repurchases.
In November 2014 we entered into a Settlement Agreement to compensate eligible United States patients who had "revision surgery" to replace their Rejuvenate Modular-Neck hip stem and/or ABG II Modular-Neck hip stem.
In September 2014 we acquired the assets of Small Bone Innovations, Inc. (SBi) for an aggregate purchase price of approximately $358. SBi products are designed and promoted for upper and lower extremity small bone indications, with a focus on small joint replacement.
In July 2014 we established a European regional headquarters in the Netherlands. We believe that this increased presence will strengthen our brand in Europe, support the growth of our global business, provide operational efficiencies and simplify our customers’ experience.
In April 2014 we acquired Berchtold Holding, AG (Berchtold), a privately-held business with operations in Germany and the United States, for an aggregate purchase price of approximately $184. Berchtold sells surgical tables, equipment booms and surgical lighting systems.
In March 2014 we acquired Patient Safety Technologies, Inc. (PST), for an aggregate purchase price of $120. PST conducts its business through its wholly owned subsidiary, SurgiCount Medical, Inc. PST’s proprietary Safety-Sponge® System and SurgiCount 360™ compliance software help prevent retained foreign objects in the operating room. Other business acquisitions in 2014 include the acquisition of Pivot Medical, Inc, which develops and sells innovative products for hip arthroscopy.

RESULTS OF OPERATIONS

Consolidated results of operations:	Years Ended December 31,			Percentage Change
	2014	2013	2012	2014/2013	2013/2012
Net Sales	$9,675	$9,021	$8,657	7.3	4.2
Gross Profit	6,384	6,044	5,876	5.6	2.9
Research, development and engineering expenses	614	536	471	14.6	13.8
Selling, general and administrative expenses	4,336	4,114	3,541	5.4	16.2
Intangibles amortization	188	138	123	36.2	12.2
Other income (expense)	(86)	(44)	(36)	95.5	22.2
Income taxes	645	206	407	213.1	(49.4)
Net Earnings	$515	$1,006	$1,298	(48.8)	(22.5)
Diluted Net Earnings per share	$1.34	$2.63	$3.39	(49.0)	(22.4)
Adjusted Net Earnings per share (1)	$4.73	$4.49	$4.30	5.3	4.4

9	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

Geographic and segment net sales:				Percentage Change
				2014/2013		2013/2012
	Years Ended December 31,				Constant Currency		Constant Currency
	2014	2013	2012	Reported		Reported
Geographic sales:
United States	$6,558	$5,984	$5,658	9.6	9.6	5.8	5.8
International	3,117	3,037	2,999	2.6	5.7	1.3	6.0
Total net sales	$9,675	$9,021	$8,657	7.3	8.3	4.2	5.9
Segment sales:
Orthopaedics	$4,153	$3,949	$3,823	5.2	6.3	3.3	5.4
MedSurg	3,781	3,414	3,265	10.8	11.7	4.6	5.5
Neurotechnology and Spine	1,741	1,658	1,569	5.0	6.2	5.6	7.7
Total net sales	$9,675	$9,021	$8,657	7.3	8.3	4.2	5.9

Net sales increased 7.3% in 2014. In 2014 net sales grew by 7.8% as a result of increased unit volume and changes in product mix and 2.5% due to acquisitions and were negatively impacted by 2.0% due to changes in price and 1.0% due to the unfavorable impact of foreign currency exchange rates. Excluding the impact of acquisitions, net sales increased 5.8% in constant currency. Net sales increased primarily due to higher shipments of instruments products, trauma and extremities products, endoscopy products, neurotechnology products, medical products, and the impact of acquisitions.
Net sales increased 4.2% in 2013. In 2013 net sales grew by 6.5% as a result of unit volume and changes in product mix and 0.8%

due to acquisitions and were negatively impacted by 1.4% due to changes in price and 1.6% due to the unfavorable impact of foreign currency exchange rates. Excluding the impact of acquisitions, 2013 net sales increased 5.1% in constant currency. Net sales increased primarily due to higher shipments of trauma and extremities products, neurotechnology products, hips and endoscopy products.
In the United States net sales increased 9.6% in 2014 after increasing 5.8% in 2013. In constant currency, International sales increased 5.7% in 2014 after increasing 6.0% in 2013.

Supplemental geographical sales growth information

			Percentage Change							Percentage Change
	Years Ended December 31,				U.S.	International		Years Ended December 31,				U.S.	International
	2014	2013	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2013	2012	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics
Knees	1,396	1,371	1.8%	2.7%	4.3%	(3.5)%	(0.7)%	1,371	1,356	1.1%	2.6%	3.4%	(3.3)%	1.1%
Hips	1,291	1,272	1.5%	2.7%	6.1%	(4.2)%	(1.4)%	1,272	1,233	3.2%	6.0%	7.2%	(1.4)%	4.5%
Trauma and Extremities	1,230	1,116	10.2%	11.4%	14.8%	5.1%	7.7%	1,116	989	12.8%	15.1%	18.4%	7.2%	11.8%
Other	236	190	24.0%	25.2%	37.4%	(7.6)%	(3.7)%	190	245	(22.5)%	(20.9)%	(19.7)%	(28.3)%	(23.4)%
ORTHOPAEDICS	4,153	3,949	5.2%	6.3%	9.4%	(1.1)%	1.7%	3,949	3,823	3.3%	5.4%	6.2%	(0.6)%	4.4%
MedSurg
Instruments	1,424	1,269	12.2%	13.1%	14.8%	5.7%	8.8%	1,269	1,261	0.6%	1.9%	0.7%	0.6%	5.1%
Endoscopy	1,382	1,222	13.1%	14.2%	13.3%	12.6%	16.2%	1,222	1,111	10.0%	11.0%	11.4%	6.5%	9.9%
Medical	766	710	7.9%	8.8%	9.3%	2.2%	6.7%	710	691	2.8%	3.1%	3.4%	0.3%	2.0%
Sustainability	209	213	(1.9)%	(1.9)%	(1.8)%	nm	nm	213	202	5.6%	5.6%	5.8%	nm	nm
MEDSURG	3,781	3,414	10.8%	11.7%	11.7%	7.9%	11.5%	3,414	3,265	4.6%	5.5%	5.2%	2.9%	6.4%
Neurotechnology and Spine
Neurotechnology	1,001	915	9.4%	10.9%	11.2%	6.7%	10.4%	915	842	8.7%	11.4%	11.2%	5.1%	11.8%
Spine	740	743	(0.4)%	0.3%	(1.6)%	2.5%	5.2%	743	727	2.1%	3.4%	1.8%	2.9%	7.2%
NEUROTECHNOLOGY AND SPINE	1,741	1,658	5.0%	6.2%	5.0%	5.1%	8.5%	1,658	1,569	5.6%	7.7%	6.4%	4.3%	10.0%
nm = not meaningful
Orthopaedics Net Sales
Orthopaedics net sales in 2014 increased 5.2%, primarily due to a 6.2% increase in unit volume and changes in product mix and 3.0% due to acquisitions. Net sales were negatively impacted by 2.9% due to changes in price and 1.1% due to the unfavorable impact of foreign currency exchange rates. In constant currency, net sales increased by 6.3% in 2014, primarily due to increases in trauma and extremities products and the impact of acquisitions. Net sales in 2013 increased 3.3%, primarily due to a 7.9% increase in unit volume and changes in product mix and 1.4% due to acquisitions. Net sales were negatively impacted by 2.4% due to changes in price and 2.1% due to the unfavorable impact of foreign currency exchange rates. Excluding the impact of acquisitions, net sales increased by 5.4% in constant currency in 2013, primarily due to increases in trauma and extremities products and hips.

10	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

MedSurg Net Sales
MedSurg net sales in 2014 increased 10.8%, primarily due to a 9.5% increase in unit volume and changes in product mix and 3.0% due to acquisitions, and were negatively impacted by 0.8% due to changes in price and 0.9% due to the unfavorable impact of foreign currency exchange rates. In constant currency, net sales in 2014 increased 11.7%, led by higher shipments of instruments products and medical products and the impact of acquisitions; these higher shipments were partially offset by lower shipments of sustainability products. Net sales in 2013 increased 4.6%, primarily due to a 3.8% increase in unit volume and changes in product mix and were negatively impacted by 0.9% due to the unfavorable impact of foreign currency exchange rates. The effect of pricing was not significant. In constant currency, net sales in 2013 increased 5.5%, led by higher shipments of endoscopy products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales in 2014 increased 5.0%, primarily due to an 8.1% increase in unit volume and changes in product mix and 0.5% due to acquisitions, and were negatively impacted by 2.4% due to changes in price and 1.2% due to the unfavorable impact of foreign currency exchange rates. In constant currency net sales in 2014 increased 6.2% led by higher shipments of neurotechnology products. Net sales in 2013 increased 5.6%, primarily due to an 8.8% increase in unit volume and changes in product mix and 0.9% due to acquisitions, and were negatively impacted by 2.0% due to changes in price and 2.1% due to the unfavorable impact of foreign currency exchange rates. Excluding the impact of acquisitions, net sales in 2013 increased 6.8% in constant currency, due to higher shipments of neurotechnology products.
Consolidated Cost of Sales
Cost of sales increased 10.5% in 2014 to 34.0% of sales compared to 33.0% in 2013. Cost of sales as a percentage of sales was adversely impacted by changes in selling prices for our products, unfavorable product mix and by the unfavorable effect of foreign currency exchange rates. Our product mix was unfavorable due to the impact of recent acquisitions and strong MedSurg sales. Cost of sales in 2014 and 2013 includes an additional cost of $27 and $28, respectively, related to inventory that was "stepped up" to fair value following acquisitions; $1 and $11, respectively in restructuring related charges; and $7 in 2013 for disgorgement of profits associated with a legal settlement. Cost of sales increased 7.0% in 2013 to 33.0% of sales compared to 32.1% in 2012. Cost of sales in 2012 includes an additional cost of $18 related to inventory that was "stepped up" to fair value following acquisitions and $5 in restructuring related costs.
Research, Development and Engineering Expenses
Research, development and engineering expenses represented 6.3% of sales in 2014 compared to 5.9% in 2013 and 5.4% in 2012. The increased spending levels in 2014 and 2013 were driven by the impact of acquisitions and by the timing of projects and our continued investment in new technologies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5.4% in 2014 and represented 44.9% of sales compared to 45.6% in 2013 and 40.9% in 2012, driven by strong sales growth and cost improvement efforts. These expenses included $75 and $70 in 2014 and 2013, respectively, of acquisition and integration related charges; $116 and $52, respectively, of restructuring related charges, $761 and $622, respectively, related to the Rejuvenate, ABG II and Neptune recalls; $62 in 2013 related to regulatory and legal matters; $25 in 2013 representing a donation to an educational institution. Excluding the impact of these charges, selling, general and administrative expenses were 35.0% of sales in 2014 compared to 36.4% in 2013.
Other Income (Expense)
Other expense increased by $42 in 2014 after increasing by $8 in 2013. Net expense in 2014 increased primarily due to higher interest expense from the $1,000 senior unsecured notes issued in May 2014, partially offset by lower interest expense due to favorable tax audit resolutions. Net expense in 2013 increased due to lower income from interest and marketable securities, offset by hedge gains and lower interest expense. The decrease in interest expense was due to favorable tax audit resolutions in multiple jurisdictions, partially offset by higher interest expense on borrowings.
Income Taxes
Our effective income tax rate on earnings was 55.6%, 17.0% and 23.9% in 2014, 2013 and 2012, respectively. The effective income tax rate for 2014 includes the tax impacts of the establishment of a European regional headquarters and a cash repatriation to the United States planned for 2015. The effective income tax rate for 2013 includes income tax benefits relating to favorable audit resolutions in multiple jurisdictions. The effective income tax rate for 2012 includes the net impact of effective settlement of all tax matters through 2004 relating to two German subsidiaries, and adjustment of the estimate of foreign tax credits to the amount shown on the tax return as filed.
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
Net Earnings
Net earnings in 2014 decreased 48.8% to $515 compared to 2013. Basic net earnings per share in 2014 decreased 48.9% to $1.36, and diluted net earnings per share in 2014 decreased 49.0% to $1.34 compared to 2013, respectively. Foreign currency had a negative impact on our diluted net earnings per share in 2014 of approximately $0.14. Net earnings in 2013 decreased 22.5% to $1,006 compared to 2012. Basic net earnings per share in 2013 decreased 22.0% to $2.66, and diluted net earnings per share in 2013 decreased 22.4% to $2.63 compared to 2012, respectively.
Reported net earnings in 2014 includes charges for the Rejuvenate, ABG II and Neptune recalls, acquisition and integration related charges, and additional cost of sales for inventory sold that was "stepped up" to fair value related to acquisitions, restructuring related charges and benefits associated with the resolution of certain tax matters. Excluding the impact of these items, adjusted net earnings(1) in 2014 increased 5.6% to $1,810 after increasing 4.0% in 2013. Adjusted diluted net earnings per share(1) in 2014 increased 5.3% to $4.73 after increasing 4.4% in 2013.
(1)Non-GAAP Financial Measures
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

STRYKER CORPORATION 2014 Form 10-K

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
The following are examples of the types of adjustments that may be included in a period:

1.	Acquisition and integration related costs. Costs related to integrating recently acquired businesses and specific costs related to the consummation of the acquisition process.

2.	Amortization of intangible assets. Periodic amortization expense related to purchased intangible assets.

3.	Restructuring related charges. Costs associated with focused workforce reductions, other restructuring activities and long-lived asset impairments.

4.	Rejuvenate and recall matters. Our best estimate of the minimum of the range of probable loss to resolve certain product recalls.

5.	Regulatory and legal matters. Our best estimate of the minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.

6.	Tax matters. Certain significant and discrete tax items and adjustments to interest expense related to the settlement of certain tax matters.
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
The following reconciles the non-GAAP financial measures: adjusted gross profit; adjusted selling, general and administrative expense; adjusted operating income; adjusted other income/(expense); adjusted net earnings; adjusted effective tax rate; and adjusted diluted net earnings per share; with the most directly comparable GAAP financial measures:

Year Ended December 31, 2014	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$6,384	$4,336	$188	$1,246	$515	55.6%	$1.34
Acquisition and integration related charges
Inventory stepped up to fair value	27	—	—	27	15	0.5	0.04
Other acquisition and integration related	—	(75)	—	75	50	0.7	0.13
Amortization of intangible assets	—	—	(188)	188	133	1.1	0.35
Restructuring related charges	1	(116)	—	117	78	1.1	0.20
Rejuvenate and other recall matters	—	(761)	—	761	628	(3.1)	1.65
Tax matters	—	—	—	—	391	(33.6)	1.02
ADJUSTED	$6,412	$3,384	$—	$2,414	$1,810	22.3%	$4.73

Year Ended December 31, 2013	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$6,044	$4,114	$138	$1,256	$1,006	17.0%	$2.63
Acquisition and integration related charges
Inventory stepped up to fair value	28	—	—	28	21	0.1	0.06
Other acquisition and integration related	—	(70)	—	70	51	0.3	0.13
Amortization of intangible assets	—	—	(138)	138	98	0.4	0.26
Restructuring related charges	11	(52)	—	63	46	0.3	0.12
Rejuvenate and other recall matters	—	(622)	—	622	460	2.0	1.20
Regulatory and legal matters	7	(62)	—	69	63	(0.6)	0.17
Donations	—	(25)	—	25	15	0.3	0.04
Tax matters	—	—	—	—	(46)	2.9	(0.12)
ADJUSTED	$6,090	$3,283	$—	$2,271	$1,714	22.7%	$4.49

12	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

Year Ended December 31, 2012	Gross Profit	Selling General and Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$5,876	$3,466	$123	$1,741	$1,298	23.9%	$3.39
Acquisition and integration related charges
Inventory stepped up to fair value	18	—	—	18	13	—	0.03
Other acquisition and integration related	—	(37)	—	37	24	0.3	0.06
Amortization of intangible assets	—	—	(123)	123	88	0.3	0.23
Restructuring related charges	5	(75)	—	80	59	0.1	0.15
Rejuvenate and other recall matters	—	(174)	—	174	133	—	0.35
Regulatory and legal matters	—	(33)	—	33	33	(0.5)	0.09
ADJUSTED	$5,899	$3,147	$—	$2,206	$1,648	24.1%	$4.30
The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

FINANCIAL CONDITION AND LIQUIDITY
We believe our financial condition continues to be of high quality, as evidenced by our ability to generate substantial cash from operations and ready access to capital markets at competitive rates.
Operating cash flow provides the primary source of cash to fund operating needs and capital expenditures. Excess operating cash is used first to fund acquisitions to complement our portfolio of businesses. Other discretionary uses include dividends and share repurchases. As necessary, we may supplement operating cash flow with debt to fund these activities. Our overall cash position shows our strong business results and a global cash management strategy that takes into account liquidity management, economic factors and tax considerations.
Operating Activities
Operating cash flow was $1,782 in 2014, a decrease of 5.5% and resulted primarily from net earnings adjusted for non-cash items (recall charges, depreciation and amortization, share-based compensation, sale of inventory "stepped up" to fair value at acquisition and deferred income taxes). In addition, the increase in taxes payable was primarily due to the timing of tax payments associated with tax liabilities arising from the establishment of a European regional headquarters. These increases were partially offset by higher levels of inventory and accounts receivable. The net of accounts receivable, inventory and accounts payable resulted in the consumption of $249 of cash in 2014. Inventory days on hand increased by eight days compared to 2013 as inventory grew to support higher sales and acquisitions, while accounts receivable days sales outstanding decreased by one day compared to 2013.
Operating cash flow was $1,886 in 2013, an increase of 13.8%, and resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, share-based compensation, sale of inventory "stepped up" to fair value at acquisition and deferred income taxes), along with a decrease of $278 in cash paid for income taxes, associated with the timing of cash payments as well as favorable tax audit resolutions in multiple jurisdictions. The net of accounts receivable, inventory and accounts payable consumed $165 of cash in 2013. Inventory days on hand improved by 1 day due to continued focus on improved inventory management; accounts receivable days sales outstanding remained consistent with 2012.
Investing Activities
Net investing activities resulted in cash consumption of $1,878, $2,217 and $736 in 2014, 2013 and 2012, respectively, primarily due to acquisitions and capital spending.
Acquisitions. Acquisitions resulted in cash consumption of $916 in 2014 and $2,320 in 2013. In 2014 the cash consumed was primarily for SBi, Berchtold, PST and Pivot. In 2013 cash consumed was primarily for Trauson and MAKO. Cash consumed in 2012 of

$154 was primarily associated with the acquisition of Surpass Medical Ltd.
Capital Spending. We manage capital spending to support our business growth. Capital expenditures, primarily to support integration of acquisitions, information technology infrastructure upgrades, capacity expansion, new product introductions, innovation and cost savings, were $233, $195 and $210 in 2014, 2013 and 2012, respectively.
Financing Activities
Dividend Payments. Dividends paid per common share increased 15.1% to $1.22 per share in 2014, and increased 24.7% to $1.06 per share in 2013. As a result of the annual increase in dividends paid per share, total dividend payments to common shareholders were $462, $401 and $324 in 2014, 2013 and 2012, respectively.
Short-Term and Long-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and overall cost of capital.
Net proceeds from borrowings were $1,159 and $1,005 in 2014 and 2013, respectively. In 2014 the proceeds were primarily from the public offerings of notes and commercial paper, and proceeds in 2013 were primarily from public offerings of notes. Refer to Note 8 in the Notes to the Consolidated Financial Statements for further information.
Total debt was $3,973 and $2,764 in 2014 and 2013, respectively.
Share Repurchases. The total use of cash for share repurchases was $100, $317 and $108 in 2014, 2013 and 2012, respectively.
Liquidity
Our cash, cash equivalents and marketable securities were $5,000 and $3,980 at December 31, 2014 and 2013, respectively, and our current assets exceeded current liabilities by $5,209 and $5,678 at December 31, 2014 and 2013, respectively. We anticipate being able to support our short-term liquidity and operating needs, including settlements related to the Rejuvenate and ABG II recalls, from a variety of sources, including cash from operations, commercial paper and existing credit lines. In the past we have also raised funds in the capital markets and may continue to do so from time to time in the future. We have strong short-term and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due.
Should additional funds be required we had approximately $1,289 of borrowing capacity available under all of our existing credit facilities at December 31, 2014.
At December 31, 2014, approximately 68% of our consolidated cash, cash equivalents and marketable securities were held outside of the United States. During the third quarter of 2014 we announced

13	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

that we plan to repatriate approximately $2,000 in total of cash from outside of the United States in 2015. The remainder of the funds outside of the United States are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States.
We continually evaluate our receivables, particularly in Spain, Portugal, Italy and Greece (the Southern European Region). The total net receivables from the Southern European Region were approximately $154 and $199 at December 31, 2014 and 2013, respectively, including approximately $78 and $103 of sovereign receivables in 2014 and 2013, respectively. We believe that our current reserves related to receivables are adequate and any additional credit risk associated with the Southern European Region is not expected to have a material adverse impact on our financial position or liquidity. We currently do not have any investments in the sovereign debt instruments of the Southern European Region.  Any non-sovereign exposure in these countries in our investment portfolio is considered immaterial.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
As further described in Note 7 to the Consolidated Financial Statements, as of December 31, 2014 we have recorded charges to earnings totaling $748 representing the minimum of the range of probable loss to resolve the Rejuvenate and ABG II recalls. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $1,534 ($1,713 before $179 of third-party insurance recoveries) to $2,453.  The final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and could have a material adverse effect on our financial position, results of operations and cash flows. We are not able to reasonably estimate the future periods in which payments will be made.
As further described in Note 11 to the Consolidated Financial Statements, as of December 31, 2014 our defined benefit pension plans were underfunded by $260, of which approximately $250 related to plans outside the United States. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset performance, changes in interest rates and potential changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate, beyond 2014, the amounts that may be required to fund defined benefit pension plans.
As further described in Note 10 to the Consolidated Financial Statements, as of December 31, 2014 we have recorded a liability for uncertain income tax positions of $315. Due to uncertainties regarding the ultimate resolution of income tax audits, we are not able to reasonably estimate the future periods in which any income tax payments to settle these uncertain income tax positions will be made.
Our future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are:

	Payment Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Short-term and long-term debt	$3,979	$727	$750	$600	$1,902
Unconditional purchase obligations	1,056	697	238	120	1
Operating leases	216	60	78	44	34
Contributions to defined benefit plans	19	19	—	—	—
Other	94	13	17	9	55
	$5,364	$1,516	$1,083	$773	$1,992
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements in accordance with accounting principles generally accepted in the United States, there are certain accounting policies that may require a choice between acceptable accounting methods or may require substantial judgment or estimation in their application. These include inventory reserves, income taxes, acquisitions, goodwill and intangible assets, and legal and other contingencies. We believe these accounting policies and the others set forth in Note 1 to the Consolidated Financial Statements should be reviewed as they are integral to understanding our results of operations and financial condition.
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

STRYKER CORPORATION 2014 Form 10-K

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
We did not recognize any impairment charges for goodwill during the years presented, as our annual impairment testing indicated that all reporting unit goodwill fair values exceeded their respective recorded values. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates and future cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could materially affect our financial statements.
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

STRYKER CORPORATION 2014 Form 10-K

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
NEW ACCOUNTING PRONOUNCEMENTS
In May 2014 the FASB issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes and replaces nearly all currently-existing guidance under United States Generally Accepted Accounting Principles related to revenue recognition including related disclosure requirements. This guidance will be effective for us beginning January 1, 2017. We have not yet completed an assessment of the impact that adoption of this guidance will have on our consolidated financial statements.
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
The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. A hypothetical 10% change in foreign currencies relative to the United States dollar would change the December 31, 2014 fair value by approximately $79. We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding forward currency exchange contracts, but we do not anticipate nonperformance by any of our counterparties.
We have certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currency exchange rates. For 2014 the strengthening of foreign currencies relative to the United States dollar increased the value of these investments in net assets and the related foreign currency translation adjustment loss in shareholders' equity by $(440) to $(134), from $306 as of December 31, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We consider our material area of market risk exposure to be exchange rate risk. Quantitative and qualitative disclosures about exchange rate risk are included in the "Other Information" section of Management's Discussion and Analysis of Financial Condition in Item 7, under the caption "Other Information - Hedging and Derivative Financial Instruments."

16	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders of Stryker Corporation:

We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stryker Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2015 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP
Grand Rapids, Michigan
February 12, 2015

17

STRYKER CORPORATION 2014 Form 10-K

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2014	2013	2012
Net sales	$9,675	$9,021	$8,657
Cost of sales	3,291	2,977	2,781
Gross profit	6,384	6,044	5,876
Research, development and engineering expenses	614	536	471
Selling, general and administrative expenses	3,575	3,492	3,367
Recall charges, net of insurance recoveries	761	622	174
Intangible asset amortization	188	138	123
Total operating expenses	5,138	4,788	4,135
Operating income	1,246	1,256	1,741
Other income (expense), net	(86)	(44)	(36)
Earnings before income taxes	1,160	1,212	1,705
Income taxes	645	206	407
Net earnings	$515	$1,006	$1,298

Net earnings per share of common stock:
Basic net earnings per share of common stock	$1.36	$2.66	$3.41
Diluted net earnings per share of common stock	$1.34	$2.63	$3.39

Weighted-average shares outstanding—in millions:
Basic	378.5	378.6	380.6
Net effect of dilutive employee stock options	4.3	3.5	2.4
Diluted	382.8	382.1	383.0
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	—	—	6.4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
Net earnings	$515	$1,006	$1,298
Other comprehensive income (loss), net of tax
Marketable securities	3	(4)	4
Pension plans	(55)	20	(69)
Unrealized gains on designated hedges	6	7	—
Financial statement translation	(440)	80	50
Total other comprehensive (loss) income, net of tax	(486)	103	(15)
Comprehensive income	$29	$1,109	$1,283

See accompanying notes to Consolidated Financial Statements.

18	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$1,795	$1,339
Marketable securities	3,205	2,641
Accounts receivable, less allowance of $59 ($72 in 2013)	1,572	1,518
Inventories
Materials and supplies	248	227
Work in process	88	85
Finished goods	1,252	1,110
Total inventories	1,588	1,422
Deferred income taxes	989	880
Prepaid expenses and other current assets	524	535
Total current assets	9,673	8,335
Property, plant and equipment
Land, buildings and improvements	678	686
Machinery and equipment	1,919	1,811
Total property, plant and equipment	2,597	2,497
Less accumulated depreciation	1,499	1,416
Net property, plant and equipment	1,098	1,081
Other assets
Goodwill	4,186	3,844
Other intangibles, net	2,018	1,989
Other	738	494
Total assets	$17,713	$15,743

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	329	314
Accrued compensation	597	535
Income taxes	333	131
Dividend payable	131	115
Accrued recall expenses	1,593	772
Accrued expenses and other liabilities	754	765
Current maturities of debt	727	25
Total current liabilities	4,464	2,657
Long-term debt, excluding current maturities	3,246	2,739
Other liabilities	1,408	1,300
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 378 million shares (378 million in 2013)	38	38
Additional paid-in capital	1,252	1,160
Retained earnings	7,559	7,617
Accumulated other comprehensive income	(254)	232
Total shareholders' equity	8,595	9,047
Total liabilities & shareholders' equity	$17,713	$15,743

See accompanying notes to Consolidated Financial Statements.

19	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2012	$38	$1,022	$6,479	$144	$7,683
Net earnings			1,298		1,298
Other comprehensive loss				(15)	(15)
Issuance of 1.5 million shares of common stock under stock option and benefit plans, including $28 excess income tax benefit		7			7
Repurchase and retirement of 2.1 million shares of common stock		(6)	(102)		(108)
Share-based compensation		75			75
Cash dividends declared of $0.9025 per share of common stock			(343)		(343)
Balances at December 31, 2012	38	1,098	7,332	129	8,597
Net earnings			1,006		1,006
Other comprehensive income				103	103
Issuance of 2.1 million shares of common stock under stock option and benefit plans, including $47 excess income tax benefit		(1)			(1)
Repurchase and retirement of 4.8 million shares of common stock		(13)	(304)		(317)
Share-based compensation		76			76
Cash dividends declared of $1.10 per share of common stock			(417)		(417)
Balances at December 31, 2013	38	1,160	7,617	232	9,047
Net earnings			515		515
Other comprehensive loss				(486)	(486)
Issuance of 2.2 million shares of common stock under stock option and benefit plans, including $59 excess income tax benefit		19			19
Repurchase and retirement of 1.3 million shares of common stock		(4)	(96)		(100)
Share-based compensation		77			77
Cash dividends declared of $1.26 per share of common stock			(477)		(477)
Balances at December 31, 2014	$38	$1,252	$7,559	$(254)	$8,595

See accompanying notes to Consolidated Financial Statements.

20	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net earnings	$515	$1,006	$1,298
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	190	169	154
Amortization of intangible assets	188	138	123
Share-based compensation	77	76	75
Gross recall charges	940	622	174
Sale of inventory stepped up to fair value at acquisition	27	28	18
Deferred income tax benefit	60	23	(39)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(89)	(89)	(20)
Inventories	(173)	(77)	18
Accounts payable	13	1	(48)
Accrued expenses and other liabilities	92	41	9
Recall related payments	(98)	(6)	(3)
Income taxes	133	(124)	(159)
Other	(93)	78	57
Net cash provided by operating activities	1,782	1,886	1,657
Investing activities
Acquisitions, net of cash acquired	(916)	(2,320)	(154)
Purchases of marketable securities	(4,365)	(4,558)	(3,480)
Proceeds from sales of marketable securities	3,636	4,856	3,108
Purchases of property, plant and equipment	(233)	(195)	(210)
Net cash used in investing activities	(1,878)	(2,217)	(736)
Financing activities
Proceeds from borrowings	1,601	369	178
Payments on borrowings	(1,428)	(355)	(182)
Proceeds from issuance of long-term debt, net	986	991	—
Dividends paid	(462)	(401)	(324)
Repurchase and retirement of common stock	(100)	(317)	(108)
Other financing	32	13	(13)
Net cash provided by (used in) financing activities	629	300	(449)
Effect of exchange rate changes on cash and cash equivalents	(77)	(25)	18
Change in cash and cash equivalents	456	(56)	490
Cash and cash equivalents at beginning of year	1,339	1,395	905
Cash and cash equivalents at end of year	$1,795	$1,339	$1,395

Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$437	$321	$599

See accompanying notes to Consolidated Financial Statements.

21	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Basis of Presentation and Consolidation: The Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. We have no material interests in variable interest entities and none that require consolidation. Certain prior year amounts have been reclassified to conform with the presentation of our consolidated statements of earnings in 2014.
Use of Estimates: Preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management's best knowledge of current events and actions we may undertake in the future. Estimates are used in accounting for, among other items, pensions, stock options, valuation of acquired intangible assets, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, excess and obsolete inventory, deferred tax assets and liabilities, uncertain income tax positions and contingencies. Actual results may ultimately differ from estimates.
Revenue Recognition: Sales are recognized when revenue is realized or realizable and has been earned. Our policy is to recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which can be on the date of shipment, the date of receipt by the customer or, for most orthopaedics products, when we receive appropriate notification that the product has been used or implanted. A provision for estimated sales returns, discounts, rebates and other sales incentives is recorded as a reduction of net sales in the same period that the revenue is recognized. Shipping and handling costs charged to customers are included in net sales.
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
Financial Instruments: Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. With the exception of our long-term debt, which is discussed in further detail in Note 8, our estimates of fair value for financial instruments approximate their carrying amounts as of December 31, 2014 and 2013.
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

STRYKER CORPORATION 2014 Form 10-K

We review declines in the fair value of our investments classified as available-for-sale for impairment to determine whether the decline in fair value is an other-than-temporary impairment. The resulting losses from other-than-temporary impairments of available-for-sale marketable securities are included in earnings.
Derivatives: All derivatives are recognized at fair value and reported on a gross basis. We enter into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. These nonfunctional currency exposures principally relate to intercompany receivables and payables arising from intercompany purchases of manufactured products. The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies. All forward currency exchange contracts are recorded at their fair value each period, with resulting gains (losses) included in earnings.
Forward currency exchange contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. Changes in value of derivatives designated as cash flow hedges are recorded in AOCI on the consolidated balance sheets until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified into earnings and is included in other income (expense) or cost of goods sold in the consolidated statements of earnings, depending on the underlying transaction that is being hedged. We report our derivative instruments on a gross basis.
Interest rate derivative instruments designated as fair value hedges are being used to manage the exposure to interest rate movements and to reduce borrowing costs by converting fixed-rate debt into floating-rate debt. Under these agreements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation is generally computed by the straight-line method over the estimated useful lives of three to 30 years for buildings and improvements and three to ten years for machinery and equipment.
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
The fair values of other identifiable intangible assets are primarily determined using the income approach. Other intangible assets include, but are not limited to, developed technology, customer and distributor relationships (which reflect expected continued customer or distributor patronage) and trademarks and patents. Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives of four to 40 years. Certain acquired trade names are considered to have indefinite lives and are not amortized, but are assessed annually for potential impairment as described below.
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
Share-Based Compensation: We utilize share based compensation in the form of stock options, restricted stock units (RSUs) and performance-based restricted stock units (PSUs). Compensation expense is recognized in the Consolidated Statements of Earnings based on the estimated fair value of the awards at grant date. Compensation expense recognized reflects an estimate of the number of awards expected to vest after taking into consideration an estimate of award forfeitures based on actual experience and is recognized on a straight-line basis over the requisite service period, which is generally the period required to obtain full vesting. Management expectations related to the achievement of performance goals associated with PSU grants is assessed regularly and that assessment is used to determine whether PSU grants are expected to vest. If performance-based milestones related to PSU grants are not met or not expected to be met, any compensation expense recognized to date associated with grants that are not expected to vest will be reversed.
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

STRYKER CORPORATION 2014 Form 10-K

royalty and foreign branch arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates.
New Accounting Pronouncements Not Yet Adopted: In May 2014, the FASB issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes and replaces nearly all currently-existing United States GAAP revenue recognition guidance including related disclosure requirements. This guidance will be effective for us beginning January 1, 2017. We have not yet completed our assessment of the impact that adoption of this guidance will have on our financial statements.
NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Changes in and reclassifications out of AOCI, net of tax, for the years ended December 31, 2014 and 2013 were:

	2014	2013
Marketable Securities - Beginning	$—	$4
Other comprehensive income (OCI)	12	16
Income tax expense on OCI	(2)	1
Reclassifications out of AOCI into:
Cost of sales	—	—
Other (income) expense	(9)	(21)
Income tax expense (benefit)	2	—
Total other comprehensive income	3	(4)
Marketable Securities - Ending	$3	$—

Pension Plans - Beginning	$(81)	$(101)
Other comprehensive income (OCI)	(72)	30
Income tax expense on OCI	22	(15)
Reclassifications out of AOCI into:
Cost of sales	(6)	7
Other (income) expense	—	—
Income tax expense (benefit)	1	(2)
Total other comprehensive income	(55)	20
Pension Plans - Ending	$(136)	$(81)

Hedges - Beginning	$7	$—
Other comprehensive income (OCI)	10	8
Income tax expense on OCI	(4)	4
Reclassifications out of AOCI into:
Cost of sales	(1)	(9)
Other (income) expense	—	—
Income tax expense (benefit)	1	4
Total other comprehensive income	6	7
Hedges - Ending	$13	$7

Financial Statement Translation - Beginning	$306	$226
Other comprehensive income (OCI)	(440)	80
Financial Statement Translation - Ending	$(134)	$306

AOCI - Beginning	$232	$129
Other comprehensive income (OCI)	(490)	134
Income tax expense on OCI	16	(10)
Reclassifications out of AOCI into:
Cost of sales	(7)	(2)
Other (income) expense	(9)	(21)
Income tax expense (benefit)	4	2
Total other comprehensive income	(486)	103
AOCI - Ending	$(254)	$232

NOTE 3 - FAIR VALUE MEASUREMENTS
Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs reflecting our assumptions or external inputs from active markets.
When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2014 and December 31, 2013. The fair value of our Level 3 assets and liabilities are calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 assets may also be based on sale prices of similar assets. Our fair value calculations take into consideration our credit risk and that of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument. We did not change our valuation techniques used in measuring the fair value of any financial assets and liabilities during the year.
Our valuation of our assets and liabilities measured at fair value at December 31, 2014 and 2013 is:

	2014	2013
Cash and cash equivalents	$1,795	$1,339
Trading marketable securities	80	72
Level 1 - Assets	1,875	1,411
Available-for-sale marketable securities
Corporate and asset-backed debt securities	1,525	1,177
Foreign government debt securities	726	845
United States agency debt securities	382	211
United States treasury debt securities	474	350
Certificates of deposit	110	53
Other	12	5
Total available-for-sale marketable securities	3,229	2,641
Foreign currency exchange forward contracts	32	25
Interest rate swap asset	10	—
Level 2 - Assets	3,271	2,666
Total assets measured at fair value	$5,146	$4,077

Deferred compensation arrangements	$80	$72
Level 1 - Liabilities	80	72
Foreign currency exchange forward contracts	12	2
Level 2 - Liabilities	12	2
Contingent consideration
Beginning Balance	59	103
Losses (Gains) included in earnings	4	(5)
Settlements	(15)	(39)
Ending Balance	48	59
Level 3 - Liabilities	48	59
Total liabilities measured at fair value	$140	$133

24	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

The cost and estimated fair value of available-for-sale marketable securities at December 31, 2014 by contractual maturity are:

	2014
	Cost	Estimated Fair Value
Due in one year or less	$430	$430
Due after one year through three years	2,502	2,505
Due after three years	294	294

Summary of marketable securities:	December	December
	2014	2013
	Amortized Cost
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$1,523	$1,177
Foreign government debt securities	725	846
United States agency debt securities	382	211
United States treasury debt securities	474	350
Certificates of deposit	110	53
Other	12	5
	Gross Unrealized Gains
Corporate and asset-backed debt securities	$3	$1
Foreign government debt securities	2	—
United States agency debt securities	—	—
United States treasury debt securities	—	—
Certificates of deposit	—	—
Other	—	—
	Gross Unrealized Losses
Corporate and asset-backed debt securities	$(1)	$(1)
Foreign government debt securities	(1)	(1)
United States agency debt securities	—	—
United States treasury debt securities	—	—
Certificates of deposit	—	—
Other	—	—
	Estimated Fair Value
Corporate and asset-backed debt securities	$1,525	$1,177
Foreign government debt securities	726	845
United States agency debt securities	382	211
United States treasury debt securities	474	350
Certificates of deposit	110	53
Other	12	5
Total available-for-sale marketable securities	$3,229	$2,641
Trading marketable securities	80	72
Total marketable securities	$3,309	$2,713
Reported as:
Current assets-marketable securities	$3,205	$2,641
Current assets-prepaid expenses and other current assets	$24	$—
Noncurrent assets-other	$80	$72
At December 31, 2014, $24 of interest receivable related to our marketable securities portfolio was recorded in "Prepaid expenses and other current assets." The estimated fair value of the liability for contingent consideration represents milestone payments for acquisitions. The fair value of the liability was estimated using a discounted cash flow technique. Significant unobservable inputs to this technique included our probability assessments of occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligation. We remeasure this liability each reporting period and record the changes in the fair value in general and administrative expense (for probability of occurrence) and other income (expense) (for changes in time value of money) in earnings.
The fair value and probability assessments of occurrence of triggering events for contingent consideration fair value measurements classified in Level 3 at December 31, 2014 were:

	Probability Range
Fair Value	Minimum	Maximum	Weighted Average
48	85	100	95
The unrealized losses on our available-for-sale marketable securities were primarily caused by increases in yields as a result of changing conditions in the global credit markets. While some of these investments have been downgraded by rating agencies since their initial purchase, less than 1% of our investments in available-for-sale marketable securities had a credit quality rating of less than single A (per Standard & Poors and Fitch) and A2 (per Moody's). Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2014.
The gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2014, are as follows:

	Number of Investments	Fair Value	Unrealized Losses
Less than 12 months
Corporate and Asset-Backed	716	$1,515	$(1)
Foreign Government	142	711	(1)
United States Agency	91	382	—
Other	164	596	—
	1,113	$3,204	$(2)
Total
Corporate and Asset-Backed	722	$1,525	$(1)
Foreign Government	147	726	(1)
United States Agency	91	382	—
Other	164	596	—
	1,124	$3,229	$(2)
Interest and marketable securities income totaled $28, $24, and $47 in 2014, 2013, and 2012, respectively, and is included in other income (expense).
NOTE 4 - DERIVATIVE INSTRUMENTS
We use operational and economic hedges as well as foreign currency exchange forward contracts and interest rate derivative instruments to manage the impact of currency exchange on earnings and cash flow. At the inception of the forward contract, the derivative is designated as a cash flow hedge or is a free standing derivative. We do not enter into currency exchange derivative instruments for speculative purposes.
Derivative Instruments Not Designated as Hedges
Derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges and, therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related changes in value of foreign currency denominated assets and liabilities. The estimated fair value of our forward currency exchange contracts represents the measurement

25	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

of the contracts at month-end spot rates as adjusted by current forward points.
Cash Flow Hedges
We use a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings. These foreign exchange contracts generally have maturities up to eighteen months. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into other income (expense) or cost of sales within earnings in the same period during which the hedged transaction affects earnings. In 2013 a gain of $9 was reclassified from AOCI to earnings relating to the discontinuance of certain cash flow hedges, as we considered it probable that the original forecasted transactions would not occur. Cash flows associated with these hedges are included in cash from operations in the same category as the cash flows from the items being hedged.
The gross notional, maximum term and gross fair value amounts of foreign exchange forward contract derivatives designated and non-designated as hedging instruments are:

	Designated	Non-Designated	Total
December 31, 2014
Gross Notional Amount	$357	$2,085	$2,442
Maximum term in days			546
Fair Value
Other Current Assets	$18	$12	$30
Other Noncurrent Assets	2	—	2
Other Current Liabilities	—	12	12
	$20	$—	$20
December 31, 2013
Gross Notional Amount	$344	$2,000	$2,344
Maximum term in days			546
Fair Value
Other Current Assets	$11	$10	$21
Other Noncurrent Assets	1	3	4
Other Current Liabilities	1	1	2
	$11	$12	$23
We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding forward currency exchange contracts but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.
Recognized foreign currency transaction gains (losses) included in earnings were:

Recorded In:	2014	2013	2012
Cost of goods sold	$1	$—	$—
Other income (expense)	(8)	3	(7)
Total	$(7)	$3	$(7)
At December 31, 2014 and December 31, 2013, pretax gains on derivatives designated as hedges of $15 and $12, which are recorded in AOCI, are expected to be reclassified to earnings during the next 12 months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases.

Fair Value Hedges
Interest rate derivative instruments designated as fair value hedges are being used to manage the exposure to interest rate movements and to reduce borrowing costs by converting fixed-rate debt into floating-rate debt. Under these agreements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.
At  December 31, 2014, we had interest rate swaps in gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 senior unsecured notes due in 2024.  The market value of outstanding interest rate swap agreements at December 31, 2014 was a recognized gain of $10 which is recorded in other long-term assets with an offsetting recognized loss of $10 on the fair value of the underlying fixed rate obligation recorded in long-term debt in the consolidated balance sheet. No hedge ineffectiveness was recorded as a result of these fair value hedges in 2014.
NOTE 5 - ACQUISITIONS
2014 Acquisitions
During September 2014 we acquired the assets of Small Bone Innovations, Inc. (SBi) for an aggregate purchase price of approximately $358. SBi products are designed and promoted for upper and lower extremity small bone indications, with a focus on small joint replacement. The acquisition of the assets of SBi enhances our product offerings within our Orthopaedics segment. Intangible assets acquired with SBi will be amortized over a weighted-average life of 12 years.
In April 2014 we acquired Berchtold Holding, AG (Berchtold), a privately-held business with operations in Germany and the United States, for an aggregate purchase price of approximately $184. Berchtold sells surgical tables, equipment booms and surgical lighting systems. In March 2014 we acquired Patient Safety Technologies, Inc. (PST), for an aggregate purchase price of approximately $120. PST conducts its business through its wholly owned subsidiary, SurgiCount Medical, Inc. PST’s proprietary Safety-Sponge® System and SurgiCount 360™ compliance software help prevent Retained Foreign Objects in the operating room. In addition to the acquisition of Pivot Medical Inc., which develops and sells innovative products for hip arthroscopy, our other acquisitions are included in Other. These acquisitions enhance our product offerings within our MedSurg segment.
The purchase price allocations for the 2014 acquisitions were based upon preliminary valuations, and our estimates and assumptions are subject to change within the measurement period. Management is currently in the process of verifying data and finalizing information related to the 2014 acquisitions and the valuation and recording of identifiable intangible assets, deferred income taxes and the corresponding effect on the value of goodwill.
2013 Acquisitions
In December 2013 we acquired MAKO Surgical Corp. (MAKO) for an aggregate purchase price of approximately $1,677. The acquisition of MAKO, combined with our strong history in joint reconstruction, capital equipment (operating room integration and surgical navigation) and surgical instruments, will help further advance the growth of robotic assisted surgery. Our combined expertise offers the potential to simplify joint reconstruction procedures, reduce variability and enhance the surgeon and patient experience. The acquisition of MAKO enhances our product offerings within our Orthopaedics segment. Intangible assets acquired with MAKO will be amortized over a weighted-average life of 9 years.

26	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

In March 2013 we acquired Trauson Holdings Company Limited (Trauson) for an aggregate purchase price of approximately $751. The acquisition of Trauson enhances our product offerings, primarily within our Orthopaedics segment, broadens our presence in China and enables us to expand into the fast growing value segment of the emerging markets. Intangible assets acquired with Trauson will be amortized over a weighted-average life of 15 years, except for the trade name that is deemed to have an indefinite life.
For the MAKO and Trauson acquisitions, the measurement periods have been completed and revisions to our original estimates are included in the table below.
The effects of all the acquisitions described above are included in our Consolidated Financial Statements prospectively from the date of acquisition. Pro forma consolidated results of operations for 2014 and 2013 would not differ significantly as a result of these acquisitions.
The allocation of the purchase price to the acquired net assets of the acquisitions described above are as follows:

	2014
	SBi	Berchtold	PST	Other
Purchase price paid	$358	$184	$120	$216
Tangible assets acquired:
Cash	—	12	—	—
Inventory	34	22	7	5
Other assets	4	38	19	25
Liabilities	(2)	(45)	(33)	(37)
Intangible assets:
Customer relationship	19	11	33	5
Trade name	—	7	—	—
Developed technology & patents	82	32	26	115
IPRD	—	—	—	2
Goodwill	221	107	68	101
	$358	$184	$120	$216
Goodwill acquired associated with the SBi acquisition in 2014 is deductible for tax purposes.

	2013
	MAKO
	Original	Revised	Change	Trauson
Purchase price paid	$1,679	$1,677	$(2)	$751
Tangible assets acquired:
Cash	56	56	—	98
Inventory	50	41	(9)	43
Other assets	118	191	73	65
Liabilities	(277)	(239)	38	(87)
Intangible assets:
Customer relationship	91	80	(11)	112
Trade name	24	4	(20)	34
Developed technology & patents	231	213	(18)	31
IPRD	169	171	2	5
Goodwill	1,217	1,160	(57)	450
	$1,679	$1,677	$(2)	$751
NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS
We completed our annual impairment tests of goodwill in 2014 and 2013 and concluded in each year that no impairments exist. The changes in the net carrying value of goodwill by segment are as follows:

	Orthopedics	MedSurg	Neurotechnology and Spine	Total
December 31, 2012	$691	$513	$938	$2,142
Goodwill acquired during the year	1,559	2	108	1,669
Foreign currency and other	(23)	(9)	65	33
December 31, 2013	$2,227	$506	$1,111	$3,844
Goodwill acquired during the year	243	231	23	497
Foreign currency and other	(84)	(11)	(60)	(155)
December 31, 2014	$2,386	$726	$1,074	$4,186
Measurement period adjustments that reflect changes to goodwill for acquisitions completed in a previous year are included in "Foreign currency translation effects & other."
The following is a summary of our other intangible assets:

	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Developed technologies
2014	13	$1,468	466	1,002
2013	12	1,450	380	1,070
Customer relationships
2014	15	$801	239	562
2013	17	677	189	488
Patents
2014	12	$293	175	118
2013	13	238	190	48
Trademarks
2014	14	$112	37	75
2013	14	127	34	93
In-process research and development
2014		$201	—	201
2013		223	—	223
Other
2014	12	$111	51	60
2013	13	118	51	67
Total
2014	13	$2,986	968	2,018
2013	13	2,833	844	1,989
Amortization expense related to intangible assets was $188, $138 and $123 for 2014, 2013 and 2012, respectively.
The estimated amortization expense for each of the next five years is:

	2015	2016	2017	2018	2019
Estimated amortization expense	$196	$166	$164	$148	$132
NOTE 7 - CONTINGENCIES AND COMMITMENTS
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described below. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to

27	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect future operating results. We are currently self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. On November 3, 2014 we announced that we had entered into a settlement agreement to compensate eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem prior to that date. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, some lawsuits will remain and we will continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this entire matter on a global basis is estimated to be approximately $1,534 ($1,713 before $179 of third-party insurance recoveries) to $2,453.  In 2014, we recorded charges to earnings, net of insurance recoveries, of $748 representing the excess of the minimum of the range over the previously recorded reserves. The final outcome of this matter is dependent on many factors that are difficult to predict including the number of enrollees in the settlement program and total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we filed a lawsuit in federal court against Zimmer Holdings, Inc. (Zimmer), alleging that a Zimmer product infringed three of our patents. In 2013, following a jury trial favorable to us, the trial judge entered a final judgment that among other things, awarded us damages of $76 and ordered Zimmer to pay us enhanced damages. Zimmer appealed this ruling. In December 2014 the Federal Circuit affirmed the damages awarded to us, reversed the order for enhanced damages and remanded the issue of attorney fees to the trial court. We have filed for a petition for rehearing en banc on the issue of enhanced damages. Following the conclusion of the proceedings at the Federal Circuit, each party may seek Supreme Court review. We have not recorded a contingent gain related to this matter.
In April 2011 Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) brought a lawsuit against us alleging infringement under United States patent laws with respect to nine patents related to electrical network communications for hospital beds. The case has been stayed with respect to six of the patents, which are currently under reexamination by the United States Patent Office. With respect to the three remaining patents, Hill-Rom appealed the trial court's grant of summary judgment in our favor and the Federal Circuit reversed the trial court's decision and remanded the matter for additional proceedings. The ultimate resolution of this suit cannot be predicted and it is not possible at this time for us to estimate any probable loss or range of probable losses. However, the ultimate result could have a material adverse effect on our financial position, results of operations and cash flows.
Purchase Commitments and Operating Leases
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. In addition, we lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Future commitments under these obligations and minimum lease commitments under these leases are:

	2015	2016	2017	2018	2019	Thereafter
Purchase obligations	$710	$134	$121	$67	$62	$56
Minimum lease payments	60	45	33	25	19	34
Rent expense totaled $103, $100, and $98 in 2014, 2013 and 2012, respectively.
NOTE 8 - DEBT AND CREDIT FACILITIES
In August 2014 we amended and restated our Senior Unsecured Revolving Credit Facility. The principal changes were to increase the aggregate principal amount of the commitments to $1,250, to extend the maturity date to August 22, 2019 and to revise the definition of the consolidated Earnings Before Interest Taxes Depreciation and Amortization (EBITDA).
During 2014 we issued commercial paper under the commercial paper program. The program allows us to have a maximum of $1,250 in commercial paper outstanding, with maturities up to 397 days from the date of issuance. At December 31, 2014, outstanding commercial paper totaled $200, the weighted average original maturity of the commercial paper outstanding was approximately 62 days and the weighted average interest rate was 0.2%.
In May 2014 we sold $600 in senior unsecured notes due 2024 (2024 Notes) and $400 of senior unsecured notes due 2044 (2044 Notes). The 2024 Notes will bear interest at 3.375% per year and, unless previously redeemed, will mature on May 15, 2024. The 2044 Notes will bear interest at 4.375% per year and, unless previously redeemed, will mature on May 15, 2044.

Our debt is as follows:		December	December
		2014	2013
Senior unsecured notes:
Rate	Due
3.00%	1/15/2015	$500	$500
2.00%	9/30/2016	750	749
1.30%	4/1/2018	598	598
4.375%	1/15/2020	498	498
3.375%	5/15/2024	605	—
4.10%	4/1/2043	395	394
4.375%	5/15/2044	398	—
Commercial paper		200	—
Other		29	25
Total debt		3,973	2,764
Less current maturities		(727)	(25)
Total long-term debt		$3,246	$2,739
Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants at December 31, 2014. We have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At December 31, 2014, we had $1,289 of borrowing capacity available under all of our existing credit facilities.The weighted

28	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

average interest rate, excluding required fees, for all borrowings was 2.9% at December 31, 2014.
At December 31, 2014, the total unamortized debt issuance costs incurred in connection with our outstanding notes were $21. The fair value of long-term debt (including current maturities and excluding the interest rate hedge) at December 31, 2014 and December 31, 2013 was $3,811 and $2,790, respectively. Substantially all of our long-term debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to us with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.
Interest expense, including required fees incurred on outstanding debt and credit facilities, which is included in other income (expense), totaled $113, $83, and $63 in 2014, 2013 and 2012, respectively. Cash interest paid on debt, including required fees, was $102, $88, and $55 in 2014, 2013 and 2012, respectively.
NOTE 9 - CAPITAL STOCK
In December 2013 we declared a quarterly dividend of $0.305 per share, payable January 31, 2014 to shareholders of record at the close of business on December 31, 2013. In February 2014 we declared a quarterly dividend of $0.305 per share, payable April 30, 2014 to shareholders of record at the close of business on March 28, 2014. In April 2014 we declared a quarterly dividend of $0.305 per share, payable July 31, 2014 to shareholders of record at the close of business on June 28, 2014. In July 2014 we declared a quarterly dividend of $0.305 per share, payable October 31, 2014 to shareholders of record at the close of business on September 30, 2013. In December 2014 we declared a quarterly dividend of $0.345 per share, payable January 31, 2015 to shareholders of record at the close of business on December 31, 2014.
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
During 2014 we repurchased 1.3 million shares at a cost of $100 under the 2011 Repurchase Program. We had made no repurchases pursuant to the 2012 Repurchase Program at December 31, 2014. Shares repurchased under the share repurchase programs are available for general corporate purposes, including offsetting dilution associated with stock option and other equity-based employee benefit plans.  At December 31, 2014, the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $583.
Shares reserved for future compensation grants of Stryker common stock were 19 million and 23 million at December 31, 2014 and 2013. We have 0.5 million authorized shares of $1 par value preferred stock, none of which is outstanding.
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

We measure the cost of employee stock options based on the grant-date fair value and recognize that cost using the straight-line method over the period during which a recipient is required to provide services in exchange for the options, typically the vesting period. The weighted-average fair value per share of options granted during 2014, 2013 and 2012, estimated on the date of grant using the Black-Scholes option pricing model, was $15.80, $15.24, and $13.36, respectively. The fair value of options granted was estimated using the following weighted-average assumptions:

	2014	2013	2012
Risk-free interest rate	2.1%	1.3%	1.3%
Expected dividend yield	1.8%	1.9%	1.5%
Expected stock price volatility	20.2%	27.9%	27.6%
Expected option life	7.1 years	7.1 years	7.1 years
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
A summary of 2014 stock option activity is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding January 1	17.0	$55.35
Granted	2.5	81.13
Exercised	(3.7)	52.20
Canceled	(0.6)	65.23
Outstanding December 31	15.2	$59.97	5.6	$524.2
Exercisable December 31	8.7	$54.34	3.8	$349.7
Options expected to vest	6.0	$67.17	8.0	$163.2
The aggregate intrinsic value, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, of options exercised during the years ended December 31, 2014, 2013 and 2012 was $113, $97, and $52, respectively. Exercise prices for options outstanding at December 31, 2014 ranged from $38.71 to $81.14. At December 31, 2014, there was $64 of unrecognized compensation cost related to nonvested stock options granted under the long-term incentive plans; that cost is expected to be recognized over the weighted-average period of 1.5 years.
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
The fair value of PSUs is determined based on the closing quoted price of our common stock on the day prior to the date of grant. A summary of 2014 RSU and PSU activity is as follows:

29	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

	Shares (in millions)		Weighted Average Grant date Fair value
	RSUs	PSUs	RSUs	PSUs
Nonvested at January 1	1.5	0.3	$56.19	$58.10
Granted	0.6	0.1	76.61	81.14
Vested	(0.7)	(0.1)	55.71	56.53
Canceled	(0.1)	—	63.45	57.12
Nonvested at December 31	1.3	0.3	$65.04	$66.18
At December 31, 2014 there was $45 of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized as expense over the weighted-average period of 0.9 years. The weighted-average grant date fair value per share of RSUs granted in 2014 and 2013 was $76.61 and $60.81, respectively. The fair value of RSUs vested in 2014 was $39. At December 31, 2014, there was $9 of unrecognized compensation cost related to nonvested PSUs; that cost is expected to be recognized as expense over the weighted-average period of one year.
Employee Stock Purchase Plans (ESPP)
Full- time and part-time employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 95% of the closing stock price on the last trading day of a purchase period. During 2014 and 2013, we issued 150,167 and 163,533 shares, respectively, under the ESPP.
NOTE 10 - INCOME TAXES
Earnings before income taxes consisted of:

	2014	2013	2012
United States	$355	$193	$591
International	805	1,019	1,114
	$1,160	$1,212	$1,705
Income taxes consisted of:

	2014	2013	2012
Current income tax expense
United States federal	$213	$79	$227
United States state and local	26	29	41
International	346	75	178
Total current income tax expense	585	183	446
Deferred income tax expense (benefit)
United States federal	9	(52)	(12)
United States state and local	(16)	(4)	(9)
International	67	79	(18)
Total deferred income tax expense (benefit)	60	23	(39)
Total income tax expense	$645	$206	$407

Interest expense and penalties included in other income (expense)	$8	$12	$(4)
In 2014 we recorded the income tax impacts of the establishment of a European regional headquarters and a cash repatriation to the United States planned for 2015. In 2013 we recorded income tax benefits related to favorable audit resolutions in multiple jurisdictions. In 2014, 2013 and 2012, the United States federal deferred income tax expense (benefit) includes the utilization of net operating loss carryforwards of $78, $16 and $16, respectively.

Reconciliation of the United States federal statutory income tax rate to our effective income tax rate:

	2014	2013	2012
United States federal statutory rate	35.0%	35.0%	35.0%
Add (deduct):
United States state and local income taxes, less federal deduction	2.2	1.4	1.7
Foreign income tax at rates other than 35%	4.9	(13.7)	(12.1)
Tax related to repatriation of foreign earnings	10.1	—	(0.4)
Other	3.4	(5.7)	(0.3)
	55.6%	17.0%	23.9%
Deferred income tax assets and liabilities:

	December
	2014	2013
Deferred income tax assets:
Inventories	$585	$607
Product related liabilities	167	67
Other accrued expenses	226	221
Depreciation and amortization	44	46
State income taxes	68	53
Share-based compensation	90	101
Net operating loss carryforwards	123	124
Other	143	107
Total deferred income tax assets	1,446	1,326
Less valuation allowances	(42)	(39)
Total deferred income tax assets after valuation allowances	1,404	1,287
Deferred income tax liabilities:
Depreciation and amortization	(666)	(668)
Undistributed earnings	(132)	(16)
Other	(54)	(86)
Total deferred income tax liabilities	(852)	(770)
Net deferred income tax assets	$552	$517
Reported as:
Current assets—Deferred income taxes	$989	$880
Noncurrent assets—Other	39	34
Current liabilities—Accrued expenses and other liabilities	(3)	—
Noncurrent liabilities—Other liabilities	(473)	(397)
	$552	$517
Accrued interest and penalties reported as accrued expenses and other liabilities	$26	$34
Net operating loss carryforwards totaling $376 at December 31, 2014 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States loss carryforwards of $288 expire between 2014 and 2033. International loss carryforwards of $88 expire beginning in 2014; however, some have no expiration. Of these carryforwards, $43 are subject to a full valuation allowance. We also have a tax credit carryforward of $31 with a full valuation allowance. These credits have no expiration; however, we do not anticipate generating income tax in excess of the credits in the foreseeable future.
No provision has been made for United States federal and state income taxes or international income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested ($5,878 at December 31, 2014). Determination of the amount of any unrecognized deferred income tax liability on these is not practicable.

30	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

The changes in the amounts recorded for uncertain income tax positions are:

	December
	2014	2013
Balance at beginning of year	$204	$227
Increases related to current year income tax positions	133	22
Increases related to prior year income tax positions	23	56
Decreases related to prior year income tax positions:
Settlements and resolutions of income tax audits	(33)	(37)
Statute of limitations expirations	(1)	(64)
Foreign currency translation	(6)	—
Other	(5)	—
Balance at end of year	$315	$204
Reported as:
Current liabilities—Income taxes	$3	$10
Noncurrent liabilities—Other liabilities	312	194
	$315	$204
Our income tax expense could have been reduced by $307 and $194 at December 31, 2014 and 2013, respectively, had these uncertain income tax positions been favorably resolved. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next twelve months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be resolved; however, we do not anticipate any significant changes within the next twelve months. Interest and penalties incurred associated with uncertain tax positions are included in other income (expense).
In the normal course of business, income tax authorities in various income tax jurisdictions both within the United States and internationally conduct routine audits of our income tax returns filed in prior years.  These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex income tax regulations regarding the allocation of income to the various income tax jurisdictions. Income tax years are open from 2010 through the current year for the United States federal jurisdiction; income tax years open for our other major jurisdictions range from 2005 through the current year.
NOTE 11 - RETIREMENT PLANS
Defined Contribution Plans
We provide certain employees with defined contribution plans. A portion of our retirement plan expense under the defined contribution plans is funded with Stryker common stock. The use of Stryker common stock represents a non-cash operating activity that is not reflected in the consolidated statements of cash flows.

	2014	2013	2012
Plan expense	$132	$132	$112
Expense funded with Stryker common stock	18	16	15
Stryker common stock held by plan
Dollar amount	198	150	104
Shares (in millions of shares)	2.1	2.0	1.9
Value as a percentage of total plan assets	11%	9%	9%

Defined Benefit Plans
Certain of our subsidiaries have both funded and unfunded defined benefit pension plans covering some or all of their employees. Substantially all of the defined benefit pension plans have projected benefit obligations in excess of plan assets.

Obligations and Funded Status	December
	2014	2013
Funded status
Fair value of plan assets	$310	$281
Benefit obligations	570	456
Funded status	$(260)	$(175)
Reported as:
Current liabilities—accrued compensation	(1)	(1)
Noncurrent liabilities—other liabilities	(259)	(174)
Pre-tax amounts recognized in AOCI
Unrecognized net actuarial loss	$(195)	$(115)
Unrecognized prior service cost	15	12
	$(180)	$(103)
The estimated net actuarial loss for the defined benefit pension plans to be reclassified from AOCI into net periodic benefit cost in 2015 is $9. We estimate that an immaterial amount of amortization of prior service cost and transition amount for the defined benefit pension plans will be reclassified from AOCI into net periodic benefit cost in 2014.
Pension plans with an accumulated benefit obligation in excess of plan assets had projected benefit obligations, accumulated benefit obligations and fair value of plan assets of $570, $533, and $310, respectively, at December 31, 2014 and $456, $427, and $281, respectively, at December 31, 2013.

Change in Benefit Obligations:	December
	2014	2013
Beginning Projected benefit obligations	$456	$447
Service cost	26	30
Interest cost	13	13
Foreign exchange impact	(43)	2
Employee contributions	6	6
Actuarial (gains) losses	134	(29)
Plan amendments	(5)	(1)
Acquisitions	5	—
Benefits paid	(22)	(12)
Ending Projected benefit obligations	$570	$456
Ending Accumulated benefit obligations	$533	$427

Change in Plan Assets:	December
	2014	2013
Beginning Fair value of plan assets	281	254
Actual return	46	11
Employer contributions	18	20
Employee contributions	6	6
Foreign exchange impact	(24)	1
Acquisition	3	—
Benefits paid	(20)	(11)
Ending Fair value of plan assets	$310	$281

31	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

Components of Net Periodic Pension Cost

	2014	2013	2012
Net periodic benefit cost:
Service cost	$(26)	$(30)	$(21)
Interest cost	(13)	(13)	(13)
Expected return on plan assets	10	10	9
Amortization of prior service cost and transition amount	1	1	1
Recognized actuarial loss	(7)	(8)	(5)
Net periodic benefit cost	(35)	(40)	(29)
Changes in assets and benefit obligations recognized in OCI:
Net actuarial gain (loss)	(88)	28	(87)
Recognized net actuarial loss	7	8	5
Prior service cost and transition amount	4	(1)	—
Total recognized in OCI	(77)	35	(82)
Total recognized in net periodic benefit cost and OCI	$(112)	$(5)	$(111)

Assumptions
Weighted-average rates used to determine net periodic benefit cost:
Discount rate	3.2%	2.9%	4.2%
Expected return on plan assets	3.7%	3.7%	4.2%
Rate of compensation increase	2.9%	3.0%	3.0%
Weighted-average discount rate used to determine projected benefit obligations	2.0%	3.2%	2.9%
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
Investment strategy
The investment strategy for our defined benefit pension plans is to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances. The weighted-average target and actual allocation of plan assets by asset category is as follows:

	Target	December
	2014	2014	2013
Equity securities	30%	30%	34%
Debt securities	50	48	46
Other	20	22	20
	100%	100%	100%

Valuation of Our Pension Plan Assets by Pricing Categories:

	Level
2014	1	2	3	Total
Cash and cash equivalents	$6	$—	$—	$6
Equity securities	125	—	—	125
Corporate debt securities	121	—	—	121
Other	17	8	33	58
Total	$269	$8	$33	$310
2013
Cash and cash equivalents	$10	$—	$—	$10
Equity securities	94	—	—	94
Corporate debt securities	127	2	—	129
Other	18	8	22	48
Total	$249	$10	$22	$281
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
Rollforward of Level 3 Pension Plan Assets

	2014	2013
Balance at January 1	$22	$23
Actual return on plan assets held at the reporting date	11	—
Purchases, sales, and settlements	—	(1)
Balance at December 31	$33	$22
We expect to contribute $19 to our defined benefit pension plans in 2015. The estimated future benefit payments by year based on expected future service as appropriate are:

	2015	2016	2017	2018	2019	2020-24
Expected benefit payments	$15	$15	$15	$15	$15	$81

NOTE 12 - SEGMENT AND GEOGRAPHIC DATA
In 2014 we changed the name of our Reconstructive business segment to Orthopaedics. The name change did not change the composition of any of our business segments and had no financial impact.
We segregate our operations into three reportable business segments: Orthopaedics, MedSurg, and Neurotechnology and Spine. The Orthopaedics segment includes reconstructive (hip and knee) and trauma implant systems as well as other related products. The MedSurg segment includes surgical equipment and surgical navigation systems (Instruments); endoscopic and communications systems (Endoscopy); patient handling and emergency medical equipment (Medical); and reprocessed and remanufactured medical devices (Sustainability) as well as other products.
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

STRYKER CORPORATION 2014 Form 10-K

restricted stock unit and performance stock unit grants. Certain prior year amounts have been reclassified to conform with the current year presentation of our segments.
Results for our reportable segments were:

	2014	2013	2012
Orthopaedics	4,153	3,949	3,823
MedSurg	3,781	3,414	3,265
Neurotechnology & Spine	1,741	1,658	1,569
Net sales	$9,675	$9,021	$8,657
Orthopaedics	319	273	271
MedSurg	113	84	85
Neurotechnology & Spine	134	135	122
Other	19	19	8
Depreciation and amortization	$585	$511	$486
Orthopaedics	367	365	344
MedSurg	162	167	177
Neurotechnology & Spine	107	98	76
Other	(118)	(127)	(75)
Income taxes (credit)	$518	$503	$522
Orthopaedics	1,033	988	971
MedSurg	677	638	631
Neurotechnology & Spine	364	333	326
Other	(264)	(245)	(280)
Segment net earnings (loss)	$1,810	$1,714	$1,648
Less:
Acquisition & integration-related charges	(65)	(72)	(37)
Amortization of intangible assets	(133)	(98)	(88)
Restructuring related charges	(78)	(46)	(59)
Rejuvenate and related charges	(628)	(460)	(133)
Regulatory and legal matters	—	(63)	(33)
Donation	—	(15)	—
Income tax related adjustments	(391)	46	—
Net earnings	$515	$1,006	$1,298
Total assets and capital spending by reportable segments were:

	2014	2013	2012
Orthopaedics	8,600	6,675	3,654
MedSurg	5,626	3,382	2,996
Neurotechnology & Spine	3,772	3,147	2,600
Other	(285)	2,539	3,956
Total assets	$17,713	$15,743	$13,206
Orthopaedics	80	89	87
MedSurg	77	59	51
Neurotechnology & Spine	20	16	53
Other	56	31	19
Capital spending	$233	$195	$210
Our reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements.
We measure the financial results of our reportable segments using an internal performance measure that excludes acquisition and integration-related charges, restructuring related charges, reserves for certain product recall matters, reserves for certain legal and regulatory matters, a donation to an educational institution, and certain income tax adjustments. Identifiable assets are those assets used exclusively in the operations of each business segment or allocated when used jointly. Corporate assets are principally cash and cash equivalents, marketable securities and property, plant and equipment.
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
Net property, plant and equipment are based upon physical location of the assets. Geographic information follows:

	Net Sales			Net Property, Plant & Equipment
	2014	2013	2012	2014	2013
United States	$6,558	$5,984	$5,658	$539	$506
Europe, Middle East, Africa	1,371	1,316	1,266	417	446
Asia Pacific	1,368	1,319	1,336	119	122
Other foreign countries	378	402	397	23	7
	$9,675	$9,021	$8,657	$1,098	$1,081

NOTE 13 - SUMMARY OF QUARTERLY DATA (UNAUDITED)

	2014 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$2,305	$2,363	$2,389	$2,618
Gross profit	1,536	1,555	1,567	1,726
Earnings before income taxes	107	167	425	461
Net earnings	70	128	57	260
Net earnings per share of common stock:
Basic	0.19	0.34	0.16	0.68
Diluted	0.18	0.33	0.16	0.67
Market price of common stock:
High	83.86	86.93	85.91	98.24
Low	74.02	75.78	78.91	77.87
Dividends declared per share of common stock	$0.305	$0.305	$0.305	$0.345

	2013 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$2,190	$2,212	$2,151	$2,468
Gross profit	1,477	1,482	1,469	1,616
Earnings before income taxes	375	269	137	431
Net earnings	304	213	103	386
Net earnings per share of common stock:
Basic	0.80	0.56	0.27	1.02
Diluted	0.79	0.56	0.27	1.01
Market price of common stock:
High	66.92	70.00	71.94	75.55
Low	55.24	63.35	63.71	66.93
Dividends declared per share of common stock	$0.265	$0.265	$0.265	$0.305
The price quotations reported above were supplied by the New York Stock Exchange.

33	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures—An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (the Certifying Officers). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting—There was no change to our internal control over financial reporting during the year ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Stryker Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Stryker Corporation’s internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Stryker Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that our internal control over financial reporting is effective.
The internal controls over financial reporting of an acquired business are eligible for a one year exclusion as permitted by Securities and Exchange Commission Staff interpretive guidance. Accordingly, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Small Bone Innovations, Inc., Berchtold Holding, AG, Patient Safety Technology, Inc., and other 2014 acquisitions which are included in the December 31, 2014 consolidated financial statements of Stryker Corporation and subsidiaries. Assets and shareholders' equity excluded from management's assessment constitute 1.1% and 1.0% of total assets and shareholders' equity, respectively, as of December 31, 2014 and 1.2% and (2.2%) of revenues and net earnings, respectively, for the year then ended.
Stryker Corporation’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
THE BOARD OF DIRECTORS AND SHAREHOLDERS OF STRYKER CORPORATION:

We have audited Stryker Corporation and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Stryker Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Small Bone Innovations, Inc., Berchtold Holding, AG, Patient Safety Technology, Inc., and other acquisitions which are included in the December 31, 2014 consolidated financial statements of Stryker Corporation and subsidiaries and constituted 1.1% and 1.0% of total assets and shareholders' equity, respectively, as of December 31, 2014 and 1.2% and (2.2%) of revenues and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of Stryker Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Small Bone Innovations, Inc., Berchtold Holding, AG, Patient Safety Technology, Inc., and other acquisitions.

STRYKER CORPORATION 2014 Form 10-K

In our opinion, Stryker Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of earnings and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of Stryker Corporation and subsidiaries, and our report dated February 12, 2015 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP

Grand Rapids, Michigan
February 12, 2015

ITEM 9B.	OTHER INFORMATION.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding regarding our executive officers appears under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report.
Information regarding our directors and certain corporate governance and other matters appearing under the captions "Information About the Board of Directors and Corporate Governance Matters," "Proposal 1—Election of Directors," and "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance" in the 2015 proxy statement is incorporated herein by reference.
The Corporate Governance Guidelines adopted by our Board of Directors, as well as the charters of each of the Audit Committee, the Governance and Nominating Committee and the Compensation Committee and the Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions are available, free of charge, under the "Investors—Corporate Governance" section of our website at www.stryker.com. Print copies of such documents are available, free of charge, upon written request sent to the Corporate Secretary of Stryker Corporation at 2825 Airview Boulevard, Kalamazoo, Michigan 49002.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding the compensation of our management appearing under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation of Directors" in the 2015 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the caption "Stock Ownership" in the 2015 proxy statement is incorporated herein by reference.
At December 31, 2014, we had an equity compensation plan under which options are granted at a price not less than fair market value at the date of grant and under which awards of restricted stock units (RSUs) and performance stock units have been made. Options and RSUs had also been awarded under a previous plan. These equity compensation plans were previously submitted to and approved by our shareholders. Additional information regarding our equity compensation plans appears in Note 1 and Note 9 to the Consolidated Financial Statements in Item 8 of this report. At December 31, 2014, we also had a stock performance incentive award program pursuant to which shares of our common stock have been and may be issued to certain employees with respect to performance. The status of these plans at December 31, 2014 follows:

Plan Category	Equity compensation plans approved by shareholders
Number of shares of common stock to be issued upon exercise of outstanding options	16.9
Weighted-average exercise price of outstanding options	$54.24
Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first row)	23.0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption "Information About the Board of Directors and Corporate Governance Matters—Independent Directors" and "Information About the Board of Directors and Corporate Governance Matters—Certain Relationships and Related Party Transactions" in the 2015 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information under the caption "Proposal 2—Ratification of Appointment of Our Independent Registered Public Accounting Firm" in the 2015 proxy statement is incorporated herein by reference.

STRYKER CORPORATION 2014 Form 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements
	The following Consolidated Financial Statements are set forth in Part II, Item 8 of this report.
	Report of Independent Registered Public Accounting Firm on Financial Statements						17
	Consolidated Statements of Earnings for the Years Ended December 31, 2014, 2013 and 2012						18
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012						18
	Consolidated Balance Sheets as of December 31, 2014 and 2013						19
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012						20
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012						21
	Notes to Consolidated Financial Statements						22
(a) 2.	Financial Statement Schedules
	The consolidated financial statement schedule of Stryker Corporation and its subsidiaries is:

	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
			Additions	Deductions
	Description	Balance at Beginning of Period	Charged to Costs & Expenses	Uncollectible Amounts Written Off, Net of Recoveries	Effect of Changes in Foreign Currency Exchange Rates	Balance at End of Period
	DEDUCTED FROM ASSET ACCOUNTS
	Allowance for Doubtful Accounts:
	Year ended December 31, 2014	$72	$(4)	$8	$1	$59
	Year ended December 31, 2013	$58	$21	$11	$(4)	$72
	Year ended December 31, 2012	$56	$10	$8	$—	$58

All other schedules for which provision is made in the applicable accounting regulation of the U.S. Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) 3.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference. These exhibits are available upon request to the Vice President, Corporate Secretary at 2825 Airview Boulevard, Kalamazoo, Michigan 49002.

(c)	Financial Statement Schedules
	The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

36	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2014 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2015

STRYKER CORPORATION

/s/ WILLIAM R. JELLISON
William R. Jellison, Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the date indicated above on behalf of the registrant and in the capacities indicated.

/s/ KEVIN A. LOBO	/s/ WILLIAM R. JELLISON
Kevin A. Lobo, Chairman, President and Chief Executive Officer	William R. Jellison, Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ WILLIAM E. BERRY JR.
William E. Berry Jr., Vice President, Corporate Controller
(Principal Accounting Officer)

/s/ HOWARD E. COX JR.	/s/ ALLAN C. GOLSTON
Howard E. Cox, Jr.—Director	Allan C. Golston—Director

/s/ SRIKANT M. DATAR	/s/ WILLIAM U. PARFET
Srikant M. Datar, Ph.D.—Director	William U. Parfet—Director

/s/ ROCH DOLIVEUX	/s/ ANDREW K. SILVERNAIL
Roch Doliveux—Director	Andrew K. Silvernail —Director

/s/ LOUISE L. FRANCESCONI	/s/ RONDA E. STRYKER
Louise L. Francesconi—Director	Ronda E. Stryker—Director

STRYKER CORPORATION 2014 Form 10-K

FORM 10-K—ITEM 15(a) 3. and ITEM 15(c)
STRYKER CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit 3—		Articles of Incorporation and By-Laws
(i)		Restated Articles of Incorporation — Incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended December 31, 2012 (Commission File No. 00-09165).
(ii)		By-Laws — Incorporated by reference to Exhibit 3(ii) to our Form 8-K dated October 28, 2008 (Commission File No. 000-09165).

Exhibit 4—
Instruments defining the rights of security holders, including indentures—We agree to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of Stryker Corporation and its subsidiaries not exceeding 10% of the total assets of Stryker Corporation and its consolidated subsidiaries is authorized.

(i)
Amended and Restated Credit Agreement, dated as of August 29, 2014, among Stryker Corporation and certain subsidiaries, as designated borrowers; the lenders party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.—Incorporated by reference to Exhibit 4.1 to our Form 8-K dated September 3, 2014 (Commission File no. 000-09165).

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

(v)
Third Supplemental Indenture (including the form of 2016 note), dated September 16, 2011, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.2 to our Form 8-K dated September 16, 2011 (Commission File No. 000-09165).

(vi)
Fourth Supplemental Indenture (including the form of 2018 note) dated March 25, 2013, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.2 to our Form 8-K dated March 25, 2013 (Commission File No. 000-09165).

(vii)
Fifth Supplemental Indenture (including the form of 2043 note) dated March 25, 2013, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.3 to our Form 8-K dated March 25, 2013 (Commission File No. 000-09165).

(viii)
Sixth Supplemental Indenture (including the form of 2024 note), dated May 1, 2014, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated May 1, 2014 (Commission File No. 000-09165).

(ix)
Seventh Supplemental Indenture (including the form of 2044 note), dated May 1, 2014, between Stryker Corporation and U.S. Bank National association.—Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated May 1, 2014 (Commission File No. 000-09165).

Exhibit 10—		Material contracts
(i)*
2011 Long-Term Incentive Plan (as amended effective July 26, 2011)—Incorporated by reference to Exhibit 4(i) to Amendment No. 1 to our Registration Statement on Form S-8, File No. 333-179142 (Commission File No. 000-09165).

(ii)*		2006 Long-Term Incentive Plan (as amended effective February 8, 2011)—Incorporated by reference to Exhibit 10(i) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).
(iii)*	†	Form of grant notice and terms and conditions for stock options granted in 2015 under the 2011 Long-Term Incentive Plan.
(iv)*	†	Form of grant notice and terms and conditions for restricted stock units granted in 2015 under the 2011 Long-Term Incentive Plan.
(v)*	†	Form of grant notice and terms and conditions for performance stock units granted in 2015 under the 2011 Long- Term Incentive Plan.
(vi)*	†	Form of grant notice and terms and conditions for stock options and restricted stock units granted in 2015 under the 2011 Long-Term Incentive Plan to non-employee directors.
(vii)*
Form of grant notice and terms and conditions for stock options granted in 2014 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 2013 (Commission File No. 000-09165).

(viii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2014 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iv) to our Form 10-K for the year ended December 31, 2013. (Commission File No. 000-09165).

(ix)*
Form of grant notice and terms and conditions for performance stock units granted in 2014 under the 2011 Long-
Term Incentive Plan—Incorporated by reference to Exhibit 10(v) to our Form 10-K for the year ended December 31, 2013 (Commission File No. 000-09165).

(x)*
Form of grant notice and terms and conditions for stock options and restricted stock units granted in 2014 under the 2011 Long-Term Incentive Plan to non-employee directors.—Incorporated by reference to Exhibit 10.vi to our Form 10-K for the year ended December 31, 2013 (Commission File No. 000-09165).

STRYKER CORPORATION 2014 Form 10-K

(xi)*
Form of grant notice and terms and conditions for stock options granted in 2013 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 2012 (Commission File No. 000-09165).

(xii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2013 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iv) to our Form 10-K for the year ended December 31, 2012 (Commission File No. 000-09165).

(xiii)*
Form of grant notice and terms and conditions for performance stock units granted in 2013 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(v) to our Form 10-K for the year ended December 31, 2012 (Commission File No. 000-09165).

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

(xvi)*
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

(xviii)		Stryker Corporation Executive Bonus Plan—Incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(xix)		Form of Indemnification Agreement for Directors—Incorporated by reference to Exhibit 10 (xiv) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xx)		Form of Indemnification Agreement for Certain Officers—Incorporated by reference to Exhibit 10 (xv) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxi)
Agreement and Plan of Merger, dated September 25, 2013, by and among Stryker Corporation, Lauderdale Merger Corporation and MAKO Surgical Corp. — Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on September 27, 2013 (Commission File No. 000-09165).

(xxii)
Letter Agreement between Stryker Corporation and William Jellison — Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 11, 2013 (Commission File No. 000-09165).

(xxiii)	†
Settlement Agreement between Howmedica Osteonics Corp. and the counsel listed on the signature pages thereto, dated as of November 3, 2014 (Rejuvenate and ABF II Hip Implant Products Liability Litigation).

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

