Form 10-Q
period 2015-03-31
STRYKER CORP
filed 2015-04-30
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 378,409,144 shares of Common Stock, $0.10 par value, as of March 31, 2015.

STRYKER CORPORATION	2015 First Quarter Form 10-Q

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended March 31
	2015	2014
Net sales	$2,379	$2,305
Cost of sales	826	776
Gross profit	1,553	1,529
Research, development and engineering expenses	152	150
Selling, general and administrative expenses	892	859
Recall charges	54	344
Intangible asset amortization	49	45
Total operating expenses	1,147	1,398
Operating income	406	131
Other income (expense), net	(29)	(24)
Earnings before income taxes	377	107
Income taxes	153	37
Net earnings	$224	$70

Net earnings per share of common stock:
Basic net earnings per share of common stock	$0.59	$0.19
Diluted net earnings per share of common stock	$0.58	$0.18

Weighted-average shares outstanding - in millions:
Basic	378.9	378.2
Net effect of dilutive employee stock options	4.6	4.4
Diluted	383.5	382.6
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	—	2.5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31
	2015	2014
Net earnings	$224	$70
Other comprehensive income, net of tax
Marketable securities	1	3
Pension plans	13	(1)
Unrealized gains on designated hedges	1	(3)
Financial statement translation	(282)	37
Total other comprehensive (loss) income, net of tax	(267)	36
Comprehensive (loss) income	$(43)	$106

See accompanying notes to Consolidated Financial Statements.

1	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 First Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31	December 31
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$1,674	$1,795
Marketable securities	2,589	3,205
Accounts receivable, less allowance of $57 ($59 in 2014)	1,521	1,572
Inventories
Materials and supplies	260	248
Work in Process	101	88
Finished Goods	1,221	1,252
Total inventories	1,582	1,588
Deferred income taxes	894	989
Prepaid expenses and other current assets	467	524
Total current assets	8,727	9,673
Property, plant and equipment
Land, buildings and improvements	667	678
Machinery and equipment	1,861	1,919
Total property, plant and equipment	2,528	2,597
Less allowance for depreciation	1,459	1,499
Net property, plant and equipment	1,069	1,098
Other assets
Goodwill	4,099	4,186
Other intangibles, net	1,960	2,018
Other	725	738
Total assets	$16,580	$17,713

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$333	$329
Accrued compensation	346	597
Income taxes	288	333
Dividend payable	131	131
Accrued recall expenses	1,588	1,593
Accrued expenses and other liabilities	784	754
Current maturities of debt	225	727
Total current liabilities	3,695	4,464
Long-term debt, excluding current maturities	3,257	3,246
Other liabilities	1,307	1,408
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 378 million shares (378 million in 2014)	38	38
Additional paid-in capital	1,277	1,252
Retained earnings	7,527	7,559
Accumulated other comprehensive income	(521)	(254)
Total shareholders' equity	8,321	8,595
Total liabilities & shareholders' equity	$16,580	$17,713

See accompanying notes to Consolidated Financial Statements.

2	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 First Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2014	$38	$1,252	$7,559	$(254)	$8,595
Net earnings			224		224
Other comprehensive loss				(267)	(267)
Issuance of 1.2 million shares of common stock under stock option and benefit plans, including $37 excess income tax benefit		7			7
Repurchase and retirement of 1.4 million shares of common stock		(5)	(125)		(130)
Share-based compensation		23			23
Cash dividends declared of $0.345 per share of common stock			(131)		(131)
Balances at March 31, 2015	$38	$1,277	$7,527	$(521)	$8,321

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2015	2014
Operating activities
Net earnings	$224	$70
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	45	46
Amortization of intangible assets	49	45
Share-based compensation	23	21
Gross recall charges	54	344
Sale of inventory stepped up to fair value at acquisition	7	5
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	12	93
Inventories	(42)	(61)
Accounts payable	8	30
Accrued expenses and other liabilities	(142)	(226)
Recall related payments	(19)	(24)
Income taxes	27	(56)
Other	134	(78)
Net cash provided by operating activities	380	209
Investing activities
Acquisitions, net of cash acquired	(84)	(272)
Purchases of marketable securities	(631)	(1,017)
Proceeds from sales of marketable securities	1,087	1,008
Purchases of property, plant and equipment	(46)	(70)
Net cash provided by (used in) investing activities	326	(351)
Financing activities
Proceeds from borrowings	581	344
Payments on borrowings	(1,081)	(55)
Dividends paid	(131)	(115)
Repurchase and retirement of common stock	(130)	—
Other financing	27	9
Net cash (used in) provided by financing activities	(734)	183
Effect of exchange rate changes on cash and cash equivalents	(93)	1
Change in cash and cash equivalents	$(121)	$42

See accompanying notes to Consolidated Financial Statements.

3	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 First Quarter Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
General Information
These statements should be read in conjunction with our Annual Report on Form 10-K for 2014. Management believes that the accompanying unaudited Consolidated Financial Statements include all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.
To conform with the current year presentation, certain immaterial amounts previously reported as selling, general and administrative expenses have been reclassified to cost of sales.
New Accounting Pronouncements Not Yet Adopted
In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We will adopt the standard on January 1, 2017. We are still evaluating the impact, if any, that the standard will have on our financial statements.
No other new accounting pronouncement issued or effective during the period had or is expected to have a material impact on the Consolidated Financial Statements.
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
When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs taking into account our credit risk and that of our counterparties. Foreign currency exchange contracts and interest rate swaps are included in Level 2 as we use inputs other than quoted prices that are observable for the asset or liability. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis. The fair value of our Level 3 liabilities represents milestone payments for acquisitions and is calculated based on the net present value of expected cash flows utilizing a discounted cash flow technique based on externally provided or obtained inputs, including our probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligation. There were no significant transfers into or out of any level between December 31, 2014 and March 31, 2015.
We remeasure our assets and liabilities each reporting period and record the changes in fair value from changes in probability of occurrence in general and administrative expense and the changes in time value of money in other income (expense). During the period we evaluated but did not change our unobservable input assumptions and fair value techniques used in measuring the fair value of our financial assets or liabilities from those disclosed in our Annual Report on Form 10-K for 2014.
Our valuation of our assets and liabilities measured at fair value is:

	March	December
	2015	2014
Cash and cash equivalents	$1,674	$1,795
Trading marketable securities	80	80
Level 1 - Assets	$1,754	$1,875
Available-for-sale marketable securities
Corporate and asset-backed debt securities	1,263	1,525
Foreign government debt securities	589	726
United States agency debt securities	259	382
United States treasury debt securities	423	474
Certificates of deposit	66	110
Other	4	12
Total available-for-sale marketable securities	2,604	3,229
Foreign currency exchange forward contracts	38	32
Interest rate swap asset	21	10
Level 2 - Assets	2,663	3,271
Total assets measured at fair value	$4,417	$5,146

Deferred compensation arrangements	80	80
Level 1 - Liabilities	80	80
Foreign currency exchange forward contracts	41	12
Interest rate swap liability	3	—
Level 2 - Liabilities	44	12
Contingent consideration
Beginning Balance	48	59
Losses included in earnings	1	4
Settlements	—	(15)
Balance at the end of the period	49	48
Level 3 - Liabilities	49	48
Total liabilities measured at fair value	$173	$140
The cost and estimated fair value of available-for-sale marketable securities at March 31, 2015 by contractual maturity are:

	Cost	Estimated Fair Value
Due in one year or less	$403	$403
Due after one year through three years	1,893	1,897
Due after three years	303	304
Less than 1% of our investments in available-for-sale securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poors) and A (Fitch). We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; accordingly, we do not consider these investments to be other-than-temporarily impaired at March 31, 2015.
Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive income (AOCI) into earnings based on the specific identification method.
The total of interest and marketable securities income was $6 and $6 for the three-month period March 31, 2015 and 2014, respectively, and is included in other income (expense).

4	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 First Quarter Form 10-Q

A summary of our marketable securities follows:

	March	December
	2015	2014
Available for Sale Securities:
	Amortized Cost
Corporate and asset-backed debt securities	$1,260	$1,523
Foreign government debt securities	588	725
United States agency debt securities	258	382
United States treasury debt securities	423	474
Certificates of deposit	66	110
Other	4	12
	Gross Unrealized Gains
Corporate and asset-backed debt securities	$3	$3
Foreign government debt securities	1	2
United States agency debt securities	1	—
United States treasury debt securities	—	—
Certificates of deposit	—	—
Other	—	—
	Gross Unrealized Losses
Corporate and asset-backed debt securities	$—	$(1)
Foreign government debt securities	—	(1)
United States agency debt securities	—	—
United States treasury debt securities	—	—
Certificates of deposit	—	—
Other	—	—
	Estimated Fair Value
Corporate and asset-backed debt securities	$1,263	$1,525
Foreign government debt securities	589	726
United States agency debt securities	259	382
United States treasury debt securities	423	474
Certificates of deposit	66	110
Other	4	12
Total available-for-sale marketable securities	$2,604	$3,229
Trading marketable securities	80	80
Total marketable securities	$2,684	$3,309
Reported as:
Current assets- marketable securities	$2,589	$3,205
Current assets- prepaid expenses and other current assets	15	24
Noncurrent assets- other	80	80
The fair value and gross unrealized losses of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2015 are:

	Number of Investments	Fair Value	Unrealized Losses
Less than 12 months
Corporate and asset-backed	664	$1,251	$—
Foreign Government	131	582	—
United States Agency	92	259	—
Other	122	492	—
	1,009	$2,584	$—
Total
Corporate and asset-backed	671	$1,263	$—
Foreign Government	133	589	—
United States Agency	92	259	—
Other	122	493	—
	1,018	$2,604	$—
NOTE 3 - DERIVATIVE INSTRUMENTS
We use operational and economic hedges as well as foreign currency exchange forward contracts and interest rate derivative instruments to manage the impact of currency exchange on earnings and cash flow.

Foreign Exchange Forward Contract Derivatives
During the period we did not change our hedging strategies or objectives from those disclosed in our Annual Report on Form 10-K for 2014.
The gross notional, maximum term and gross fair value amounts of foreign exchange forward contract derivatives designated and non-designated as hedging instruments are:

	Designated	Non-Designated	Total
March 31, 2015
Gross Notional Amount	$414	$2,990	$3,404
Maximum term in days			546
Fair Value
Other Current Assets	$19	$17	$36
Other Noncurrent Assets	2	—	2
Other Current Liabilities	4	36	40
Other Noncurrent Liabilities	1	—	1
	$16	$(19)	$(3)
December 31, 2014
Gross Notional Amount	$357	$2,085	$2,442
Maximum term in days			546
Fair Value
Other Current Assets	$18	$12	$30
Other Noncurrent Assets	2	—	2
Other Current Liabilities	—	12	12
	$20	$—	$20
We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding forward currency exchange contracts but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.
The net currency exchange rate gains (losses) for both designated and non-designated derivative instruments for the three-month periods March 31:

Recorded In:	2015	2014
Cost of goods sold	$—	$2
Other income (expense)	(4)	(6)
Total	$(4)	$(4)
Pretax gains on derivatives designated as hedges that are expected to be reclassified from AOCI into earnings within the next twelve months is $20. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There have been no ineffective portions of derivatives that have resulted in gains or losses in any periods presented.
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are used to manage the exposure to interest rate volatility with regard to future issuances of debt. The effective portion of the gains or losses on the forward starting interest rate derivative instrument that is designated and qualifies as a cash flow hedge is reported as a component of AOCI. Beginning in the period in which the planned debt issuance occurs and the related derivative instrument is terminated, the effective portion of the gains or losses is then reclassified into interest expense, net over the term of the related debt.
At March 31, 2015 we had interest rate swaps with a notional amount of $375 designated as forward starting interest rate swaps in anticipation of planned debt issuances. The market value of outstanding interest rate swap agreements at March 31, 2015 was $3, which is recorded in other long-term liabilities with an offsetting amount recorded in AOCI in the consolidated balance sheet. No hedge ineffectiveness was recorded as a result of these cash flow hedges for the three-month period March 31, 2015.

5	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 First Quarter Form 10-Q

Fair Value Hedges
Interest rate derivative instruments designated as fair value hedges are used to manage the exposure to interest rate movements and to reduce borrowing costs by converting fixed-rate debt into floating-rate debt. Under these agreements we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.
At  March 31, 2015 we had interest rate swaps in gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 senior unsecured notes due in 2024. The market value of outstanding interest rate swap agreements at March 31, 2015 was a realized gain of $21, which is recorded in other assets with an offsetting realized loss of $21 on the fair value of the underlying fixed rate obligation recorded in long-term debt in the consolidated balance sheet. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three-month period March 31, 2015.
NOTE 4 - ACQUISITIONS
In January 2015 we completed the acquisition of certain assets of CHG Hospital Beds, Inc. (CHG) in an all cash transaction. CHG designs, manufactures and markets a series of low-height hospital beds and related accessories. This acquisition enhances our product offerings within our MedSurg segment. The acquisition is included in the "Other" column in the table below.
In 2014 we completed the acquisition of certain assets of Small Bone Innovations, Inc. (SBi) for an aggregate purchase price of approximately $358, the acquisition of Berchtold Holding, AG (Berchtold) for an aggregate purchase price of approximately $184 and the acquisition of Patient Safety Technologies, Inc. (PST) for an aggregate purchase price of $120. The acquired net assets of other business acquisitions completed in 2014 are in the "Other" column in the table below.
For the PST and "Other" acquisitions in 2014, the measurement periods have been completed and revisions to our original estimates include increases to liabilities of $2 and $8 and decreases to goodwill of $2 and $8, respectively. The purchase price allocations for CHG, SBi, Berchtold and "Other" acquisitions in 2014 are based upon preliminary valuations, and our estimates and assumptions are subject to change within the measurement period as the valuations are finalized. We are in the process of verifying data and information related to these acquisitions to finalize the recording of identifiable intangible assets, deferred income taxes and goodwill. Goodwill acquired associated with the SBi and CHG acquisitions are deductible for tax purposes.
The effects of all the acquisitions described above are included in our Consolidated Financial Statements prospectively from the close of the respective acquisition. Pro forma consolidated results of operations for the three-month periods March 31, 2015 and 2014 would not differ significantly as a result of these acquisitions.

The allocation of the purchase prices of each acquisition to the acquired net assets is as follows:

	2015	2014
	Other	SBi	Berchtold	PST	Other
Purchase price paid	$70	$358	$184	$120	$216
Tangible assets acquired:
Cash	—	—	12	—	—
Inventory	5	34	22	7	5
Other assets	12	4	38	19	25
Liabilities	(4)	(2)	(45)	(31)	(29)
Intangible assets:
Customer relationship	9	19	11	33	5
Trade name	1	—	7	—	—
Developed technology & patents	26	82	32	26	115
Non-compete agreements	2	—	—	—	—
IPRD	—	—	—	—	2
Goodwill	19	221	107	66	93
	$70	$358	$184	$120	$216
Weighted-average life of intangible assets	11	12	8	14	12
Intangible asset amortization expense was $49 and $45 for the three-month periods March 31, 2015 and 2014, respectively.
The estimated amortization expense for the next five years is:

	Remainder of 2015	2016	2017	2018	2019
Amortization expense	$150	$170	$168	$152	$135
NOTE 5 - CONTINGENCIES AND COMMITMENTS
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described below. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect future operating results. We are currently self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
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

6	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 First Quarter Form 10-Q

revision surgeries. In addition, some lawsuits will remain and we will continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this entire matter on a global basis is estimated to be approximately $1,587 ($1,766 before $179 of third-party insurance recoveries) to $2,510.  In the three-month period March 31, 2015 we recorded charges to earnings of $54 representing the excess of the minimum of the range over the previously recorded reserves. The final outcome of this matter is dependent on many factors that are difficult to predict including the number of enrollees in the settlement program and total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
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
In April 2011 Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) brought a lawsuit against us alleging infringement under United States patent laws with respect to nine patents related to electrical network communications for hospital beds.  On March 31, 2015, the court granted the parties’  joint motion to dismiss with prejudice the claims and counterclaims associated with three of these patents.  The case has been stayed with respect to the remaining six patents, which currently are under reexamination by the United States Patent Office.  The ultimate resolution of this matter cannot be predicted and it is not possible at this time for us to estimate any probable loss or range of probable losses.  However, the ultimate result could have a material adverse effect on our financial position, results of operations and cash flows.
NOTE 6 - DEBT AND CREDIT FACILITIES
During the three-month period March 31, 2015, we repaid $500 of all our senior unsecured notes that were due on January 15, 2015. Our commercial paper program allows us to have a maximum of $1,250 in commercial paper outstanding, with maturities up to 397 days from the date of issuance. At March 31, 2015 outstanding commercial paper totaled $200, the weighted-average original maturity of the commercial paper outstanding was approximately 40 days and the weighted-average interest rate was 0.21%.
Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants at March 31, 2015. We have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At March 31, 2015 we had $1,279 of borrowing capacity available under all of our existing credit facilities. The weighted-average interest rate, excluding required fees, for all borrowings was 2.9% at March 31, 2015.

At March 31, 2015 the total unamortized debt issuance costs incurred in connection with our outstanding notes were $20. The fair value of long-term debt (excluding the interest rate hedge) at March 31, 2015 and December 31, 2014 was $3,352 and $3,811, respectively, based on the quoted interest rates for similar types and amounts of borrowing agreements.
NOTE 7 - CAPITAL STOCK
In February 2015 we declared a quarterly dividend of $0.345 per share, payable April 30, 2015 to shareholders of record at the close of business on March 31, 2015.
In March 2015 we announced that our Board of Directors had authorized us to purchase up to $2,000 of our common stock (the 2015 Repurchase program). In 2012 and 2011, we announced that our Board of Directors had authorized us to purchase up to $405 and $500, respectively, of our common stock (the 2012 and 2011 Repurchase Programs, respectively). The manner, timing and amount of purchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise.
In the three-month period March 31, 2015, we repurchased 1.4 million shares at a cost of $130 under the 2011 Repurchase Program. At March 31, 2015 the maximum dollar value of shares that may yet be purchased was $2,000 under the 2015 Repurchase program, $405 under the 2012 Repurchase program and $48 under the 2011 Repurchase Program. At March 31, 2015 the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $2,453.
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in AOCI for the three-month period March 31, 2015:

	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$3	$(136)	$13	$(134)	$(254)
OCI before reclassifications	4	15	(1)	(282)	(264)
Tax (benefit) expense on OCI	(1)	(3)	2	—	(2)
Reclassifications out of AOCI	(2)	1	—	—	(1)
Net current period OCI	1	13	1	(282)	(267)
Ending	$4	$(123)	$14	$(416)	$(521)
Reclassifications out of AOCI for the three-month periods March 31:

	2015	2014
Marketable Securities
Other (income) expense	$(2)	$(2)
Tax expense (benefit)	—	—
Net of tax	(2)	(2)
Pension Plans
Cost of Sales	2	2
Tax expense (benefit)	(1)	—
Net of tax	1	2
Hedges
Cost of Sales	—	(2)
Tax expense (benefit)	—	1
Net of tax	—	(1)
Total, net of tax	$(1)	$(1)

7	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 First Quarter Form 10-Q

NOTE 9 - INCOME TAXES
Our effective tax rates for the three-month periods March 31, 2015 and 2014 were 40.6% and 34.5% respectively. The increase in the effective tax rate was primarily due to certain discrete items in 2015 related to the establishment of the European regional headquarters and other discrete tax matters.
NOTE 10 - SEGMENT INFORMATION
Net sales and net earnings by business segment for the three-month periods March 31 are:

	2015	2014
Orthopaedics	$1,023	$999
MedSurg	927	886
Neurotechnology and Spine	429	420
Net sales	$2,379	$2,305
Orthopaedics	254	249
MedSurg	163	145
Neurotechnology and Spine	87	86
Segment net earnings	$504	$480
Less: other (net of income taxes)
Corporate and other	(80)	(76)
Acquisition and integration related charges	(13)	(13)
Amortization of intangible assets	(35)	(31)
Restructuring and related charges	(19)	(10)
Recall charges	(49)	(272)
Tax matters	(84)	(8)
Net earnings	$224	$70
Other than assets associated with the acquisitions that are discussed in greater detail in Note 4, there were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ABOUT STRYKER
Stryker is one of the world's leading medical technology companies. We offer a diverse array of innovative medical technologies, including reconstructive, medical and surgical, and neurotechnology and spine products, to help people lead more active and more satisfying lives.
We segregate our operations into three reportable business segments: Orthopaedics, MedSurg, and Neurotechnology and Spine. The Orthopaedics segment primarily consists of implants used in hip and knee joint replacements and trauma and extremities surgeries. The MedSurg segment includes surgical equipment and surgical navigation systems (Instruments); endoscopic and communications systems (Endoscopy); patient handling and emergency medical equipment (Medical); and reprocessed and remanufactured medical devices (Sustainability) as well as other medical device products used in a variety of medical specialties. The Neurotechnology and Spine segment includes both neurosurgical and neurovascular devices.

In the United States, most of our products are marketed directly to doctors, hospitals and other healthcare facilities. In general, we maintain separate and dedicated sales forces for each of our principal product lines to provide focus and a high level of expertise to each medical specialty served. Internationally, our products are sold in over 100 countries through company-owned sales subsidiaries and branches as well as third-party dealers and distributors. Our business is generally not seasonal in nature; however, the number of reconstructive surgeries is generally lower during the summer months and sales of capital equipment are generally stronger in the fourth quarter.
In January 2015 we completed the acquisition of certain assets of CHG Hospital Beds, Inc. (CHG) in an all cash transaction. CHG designs, manufactures and markets a series of low-height hospital beds and related accessories.

8	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 First Quarter Form 10-Q

RESULTS OF OPERATIONS	Three Months March 31
	2015	% Net Sales	2014	% Net Sales	Percentage Change
Net sales	$2,379	100.0%	$2,305	100.0%	3.2%
Gross profit	1,553	65.3	1,529	66.3	1.6
Research, development and engineering expenses	152	6.4	150	6.5	1.3
Selling, general and administrative expenses	892	37.5	859	37.3	3.8
Intangible amortization	49	2.1	45	2.0	8.9
Recall charges	54	2.3	344	14.9	(84.3)
Other income (expense), net	(29)	(1.2)	(24)	(1.0)	20.8
Income taxes	153		37		313.5
Net earnings	$224	9.4%	$70	3.0%	220.0
Diluted net earnings per share	$0.58		$0.18		222.2
Adjusted diluted net earnings per share	$1.11		$1.06		4.7
For a discussion of non-GAAP financial measures used in this report see the "Non-GAAP Financial Measures" section on page 11.

Geographic and segment net sales:	Three Months March 31				Percentage Change
	2015	% Total	2014	% Total	Reported	Constant Currency
Geographic sales:
United States	$1,673	70.3%	$1,542	66.9%	8.5%	8.5%
International	706	29.7	763	33.1	(7.4)	5.4
Total net sales	$2,379		$2,305		3.2	7.4
Segment sales:
Orthopaedics	$1,023	43.0%	$999	43.3%	2.4	7.5
MedSurg	927	39.0	886	38.4	4.6	7.7
Neurotechnology and Spine	429	18.0	420	18.2	2.1	6.6
Total net sales	$2,379		$2,305		3.2	7.4

Supplemental sales growth information:	Three Months March 31
			Percentage Change
					U.S.	International
	2015	2014	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Knees	$345	$348	(0.9)%	3.1%	2.4%	(8.2)%	4.5%
Hips	312	318	(1.6)	3.6	7.5	(13.3)	(1.3)
Trauma and Extremities	313	288	8.5	15.0	18.4	(3.5)	10.9
Other	53	45	18.9	21.8	33.1	(19.1)	(8.4)
ORTHOPAEDICS	$1,023	$999	2.4	7.5	9.7	(8.8)	4.2
Instruments	346	343	0.8	4.4	2.9	(5.0)	8.5
Endoscopy	321	312	2.8	6.3	8.0	(9.4)	2.3
Medical	205	181	13.5	16.1	16.8	1.1	13.4
Sustainability	55	50	9.2	9.2	9.3	(7.7)	3.6
MEDSURG	$927	$886	4.6	7.7	8.1	(5.8)	6.7
Neurotechnology	252	243	3.8	9.2	10.4	(6.3)	7.4
Spine	177	177	(0.1)	3.0	2.4	(6.4)	4.7
NEUROTECHNOLOGY AND SPINE	$429	$420	2.1	6.6	6.7	(6.4)	6.6

THREE MONTHS ENDED MARCH 2015 COMPARED TO 2014:
Consolidated Net Sales
Consolidated net sales increased 3.2%. Net sales grew 7.1% as a result of increased unit volume and changes in product mix and 1.9% due to acquisitions. Net sales were unfavorably impacted by 4.2% due to foreign currency exchange rates and 1.6% due to changes in price. Excluding the impact of acquisitions, net sales increased by 5.6% in constant currency. The increase was primarily led by higher shipments of trauma and extremities, medical and neurotechnology products.
Orthopaedics Net Sales
Orthopaedics net sales increased 2.4%. This increase is primarily due to a 9.6% increase in unit volume and changes in product mix and 1.0% due to acquisitions. Net sales were unfavorably impacted by 5.1% due to foreign currency exchange rates and 3.0% due to changes in price. Excluding the impact of acquisitions, net sales increased 6.5% in constant currency, led by higher shipments of trauma and extremities products.
MedSurg Net Sales
MedSurg net sales increased 4.6%. This increase is primarily due to a 3.9% increase in unit volume and changes in product mix, 3.5% due to acquisitions and 0.4% due to changes in price. Net sales were unfavorably impacted by 3.2% due to foreign currency exchange rates. Excluding the impact of acquisitions, net sales increased 4.3% in constant currency, led by higher shipments of our Medical products. Certain products associated with our

9	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 First Quarter Form 10-Q

Instruments business were negatively impacted by a product supply issue at one of our suppliers.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales increased 2.1%. This increase is primarily due to a 8.2% increase in unit volume and changes in product mix and 0.6% due to acquisitions. Net sales were unfavorably impacted by 4.5% due to foreign currency exchange rates on net sales and 2.1% due to changes in price. Excluding the impact of acquisitions, net sales increased 6.0% in constant currency, led by higher shipments of neurotechnology products.
Cost of Sales
Cost of sales as a percentage of net sales increased to 34.7% in 2015 compared to 33.7% in 2014. Cost of sales as a percentage of net sales increased as a result of changes in selling prices for our products and by the unfavorable effect of foreign currency exchange rates. Cost of sales in 2015 and 2014 also includes $7 and $5, respectively, related to inventory that we stepped up to fair value following acquisitions and $1 in restructuring related costs for both periods. Excluding the impact of the acquisition and restructuring costs described above, cost of sales was 34.4% in 2015 as a percentage of net sales compared to 33.4% in 2014.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased 1.3% to $152 in 2015, or 6.4% of net sales compared to 6.5% in 2014. The increased spending levels in 2015 were driven by the timing of projects and our continued investment in new technologies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales were 37.5% in 2015 compared to 37.3% in 2014, including $13 and $16 in 2015 and 2014, respectively, in acquisition and integration related charges; and $25 and $14 in 2015 and 2014, respectively, in restructuring related charges. Excluding the impact of these charges, selling, general and administrative expenses were 35.9% of net sales in 2015 compared to 36.0% in 2014. This decrease was primarily related to disciplined expense management and the impact of higher sales in 2015.
Recall Charges
Recall charges include $54 and $344 in 2015 and 2014, respectively, related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems and other recall matters.
Intangibles Amortization
Intangibles amortization was $49 and $45 in 2015 and 2014, respectively. The increase in intangibles amortization expense is primarily related to intangible assets that have recently been acquired.
Other Income (Expense), net
Other income (expense), net increased $5 in 2015 from 2014, primarily due to higher interest expense.
Income Taxes
Our effective income tax rate on earnings was 40.6% and 34.5% in 2015 and 2014, respectively. The increase in the effective income tax rate was primarily due to certain discrete tax items in 2015 related to the establishment of the European regional headquarters and other discrete tax matters.

Net Earnings
Net earnings in 2015 increased to $224 or $0.58 per diluted share from $70 or $0.18 per diluted share in 2014. The impact of foreign currency exchange rates on net earnings reduced diluted net earnings per share by approximately $0.06 in 2015.
Reported net earnings includes certain discrete tax items related to the establishment of the European regional headquarters and other discrete tax matters of $84 and $8 in 2015 and 2014, respectively; charges related to the previously disclosed voluntary recall of the Rejuvenate and ABG II modular-neck hip stems and other recall matters of $49 and $272 in 2015 and 2014, respectively; restructuring related charges of $19 and $10 in 2015 and 2014, respectively; acquisition and integration related charges of $13 in both 2015 and in 2014; and amortization of purchased intangible assets of $35 and $31 in 2015 and 2014, respectively. Excluding the impact of these items, adjusted net earnings increased 5.0% to $424 in 2015 from $404 in 2014. Adjusted diluted net earnings per share increased 4.7% to $1.11 in 2015 from $1.06 in 2014.
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
To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. These adjustments are irregular in timing, may not be indicative of our past and future performance and are therefore excluded to allow investors to better understand underlying operating trends. The following are examples of the types of adjustments that may be included in a period:

1.	Acquisition and integration related costs. Costs related to integrating recently acquired businesses and specific costs related to the consummation of the acquisition process.

10	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 First Quarter Form 10-Q

2.	Amortization of intangible assets. Periodic amortization expense related to purchased intangible assets.

3.	Restructuring related charges. Costs associated with focused workforce reductions and other restructuring activities.

4.	Other recall matters. Our best estimate of the minimum of the range of probable loss to resolve certain product recalls.

5.	Regulatory and legal matters. Our best estimate of the minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.

6.	Tax matters. Certain significant and discrete tax items and adjustments to interest expense related to the settlement of certain tax matters.
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

The following reconciles the non-GAAP financial measures of adjusted gross profit; adjusted selling, general and administrative expense; adjusted amortization of intangible assets; adjusted operating income; adjusted net earnings; adjusted effective tax rate; and adjusted diluted net earnings per share with the most directly comparable GAAP financial measures:

Three-month period March 31, 2015	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$1,553	$892	$49	$406	$224	40.6%	$0.58
Acquisition and integration related charges
Inventory stepped up to fair value	7	—	—	7	4	0.4	0.01
Other acquisition and integration related	—	(13)	—	13	9	0.4	0.02
Amortization of intangible assets	—	—	(49)	49	35	1.2	0.09
Restructuring related charges	1	(25)	—	26	19	0.5	0.06
Rejuvenate and other recall matters	—	—	—	54	49	(1.4)	0.13
Tax matters	—	—	—	—	84	(22.2)	0.22
ADJUSTED	$1,561	$854	$—	$555	$424	19.5%	$1.11

Three-month period March 31, 2014	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$1,529	$859	$45	$131	$70	34.5%	$0.18
Acquisition and integration related charges
Inventory stepped up to fair value	5	—	—	5	3	0.9	0.01
Other acquisition and integration related	—	(16)	—	16	10	2.0	0.03
Amortization of intangible assets	—	—	(45)	45	31	2.5	0.08
Restructuring related charges	1	(14)	—	15	10	1.2	0.03
Rejuvenate and other recall matters	—	—	—	344	272	(9.6)	0.71
Tax Matters	—	—	—	—	8	(7.4)	0.02
ADJUSTED	$1,535	$829	$—	$556	$404	24.1%	$1.06
The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as those used in the calculation of the reported per share amounts.

LIQUIDITY AND CAPITAL RESOURCES

	2015	2014
Net cash provided by operating activities	$380	$209
Net cash provided by (used in) investing activities	326	(351)
Net cash (used in) provided by financing activities	(734)	183
Effect of exchange rate changes on cash and cash equivalents	(93)	1
Change in cash and cash equivalents	$(121)	$42
Operating Activities
Cash provided by operations totaled $380 in 2015, compared to $209 in 2014. Operating cash flows resulted primarily from net earnings adjusted for non-cash items (recall charges, depreciation and amortization, share-based compensation, sale of inventory "stepped up to fair value" at acquisition and deferred income taxes). In addition, the timing of income tax payments associated with tax liabilities arising from the establishment of our European regional headquarters contributed to the increase in operating cash flows in

2015. These increases were primarily offset by decreases in accrued expenses and other liabilities. The net of accounts receivable, inventory and accounts payable resulted in the consumption of $22 of cash in 2015. Inventory days on hand increased by 12 days, while accounts receivable days sales outstanding increased by four days.
Investing Activities
Cash provided by investing activities totaled $326 in 2015, compared to $351 of cash used in investing activities in 2014.
Acquisitions. Acquisitions resulted in cash consumption of $84 and $272 in 2015 and 2014, respectively. In 2015 the primary acquisition was CHG and in 2014 the primary acquisitions were Patient Safety Technologies, Inc. and Pivot Medical Inc.
Capital Expenditures. Capital expenditures resulted in cash consumption of $46 and $70 in 2015 and 2014, respectively.

11	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 First Quarter Form 10-Q

Marketable Securities. Cash provided by the net sales of marketable securities totaled $456 in 2015, compared to $9 of cash consumed for the net purchase of marketable securities in 2014.
Financing Activities
Dividend Payments. Dividends paid per common share increased 13.1% to $0.345 per share in 2015, compared to $0.305 in 2014. Total dividend payments to common shareholders were $131 and $115 in 2015 and 2014, respectively.
Long-Term and Short-Term Debt. Net repayments of debt were $500 in 2015 as we repaid all of our senior unsecured notes that were due on January 15, 2015. Net borrowings were $289 in 2014. Refer to Note 6 in the Notes to the Consolidated Financial Statements for further information.
Share Repurchases. The total use of cash for share repurchases was $130 in 2015. We did not use any cash in 2014 related to share repurchases.
Liquidity
Cash, cash equivalents and marketable securities were $4,263 and $5,000 at March 31, 2015 and December 31, 2014, respectively, and current assets exceeded current liabilities by $5,032 and $5,209, respectively. We anticipate being able to support our short-term liquidity and operating needs, including settlements related to the Rejuvenate and ABG II recalls, from a variety of sources, including cash from operations, commercial paper and existing credit lines. In the past we have also raised funds in the capital markets and may continue to do so from time to time in the future. We have strong short-term and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due.
Should additional funds be required, we had approximately $1,279 of borrowing capacity available under all of our existing credit facilities at March 31, 2015.
At March 31, 2015 approximately 63.8% of our consolidated cash, cash equivalents and marketable securities were held in locations outside the United States. In 2015 we repatriated approximately $650 of this cash, and we expect to repatriate additional cash in the second half of 2015. Our remaining cash held in locations outside the United States is considered to be indefinitely reinvested. We intend to use this cash to expand operations, either organically or through acquisitions, outside the United States.
We continually evaluate our receivables, particularly in Spain, Portugal, Italy and Greece (the Southern European Region). The total net receivables from the Southern European Region were approximately $146 and $154 at March 31, 2015 and December 31, 2014, respectively, including approximately $76 and $78, respectively, of sovereign receivables. We believe that our current reserves related to receivables are adequate and any additional credit risk associated with the Southern European Region is not expected to have a material adverse impact on our financial position or liquidity. We currently do not have any investments in the sovereign debt instruments of the Southern European Region.  Any non-sovereign exposure in these countries in our investment portfolios is considered immaterial.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for 2014.
New Accounting Pronouncements Not Yet Adopted
Refer to Note 1 in the Notes to the Consolidated Financial Statements for further information.

Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our financial condition or liquidity.
OTHER MATTERS
Legal and Regulatory Matters
As further described in Note 5 to the Consolidated Financial Statements, we have recorded charges to earnings totaling $54 representing the minimum of the range of probable loss to resolve the Rejuvenate and ABG II recalls. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $1,587 ($1,766 before $179 of third-party insurance recoveries) to $2,510. The final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and could have a material adverse effect on our financial position, results of operations and cash flows. We are not able to reasonably estimate the future periods in which payments will be made.
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
Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for 2014. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We consider our material area of market risk exposure to be exchange rate risk. Quantitative and qualitative disclosures about exchange rate risk are included in the "Other Information" section of Management's Discussion and Analysis of Financial Condition in Item 7 of our Annual Report on Form 10-K for 2014 under the caption "Hedging and Derivative Instruments" on page 17. There have been no material changes from the information provided therein.

12	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures – An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2015 was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer (the Certifying Officers). Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls Over Financial Reporting – There was no change to our internal control over financial reporting during the three-month period ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) We issued 29,850 shares of our common stock in the three-month period March 31, 2015 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
(c) In March of 2015 we announced that our Board of Directors had authorized us to purchase up to $2,000 of our common stock (the 2015 Repurchase program). In 2012 and 2011, we announced that our Board of Directors had authorized us to purchase up to $405 and $500, respectively, of our common stock (the 2012 and 2011 Repurchase Programs, respectively). The manner, timing and amount of purchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise.
During the three-month period March 31, 2015 we repurchased 1.4 million shares at a cost of $130 under the 2011 Repurchase Program. At March 31, 2015, the maximum dollar value of shares that may yet be purchased was $2,000 under the 2015 Repurchase Program, $405 under the 2012 Repurchase program and $48 under the 2011 Repurchase Program. At March 31, 2015 the maximum dollar value of shares that may be purchased under the authorized Repurchase Programs was $2,453.
A summary of the activity pursuant to the Repurchase Programs for the three-month period March 31, 2015 is:

	Total Number of Shares (in millions)
Period	Purchased	Purchased as Part of Public Announced Plans	Average Price Paid Per Share	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans
Jan 1 - 31, 2015	—	—	$—	$2,583
Feb 1 - 28, 2015	—	—	—	2,583
Mar 1 - 31, 2015	1.4	1.4	92.40	$2,453
Total	1.4	1.4	$92.40

ITEM 5.	OTHER INFORMATION.
Submission Of Matters To A Vote Of Security Holders.

At our Annual Meeting of Shareholders held on April 29, 2015, shareholders voted on three proposals and cast votes as follows:

1	Election of directors:

	Shares
Name	For	Against
Howard E. Cox, Jr.	301,499,022	5,159,271
Srikant M. Datar, Ph.D.	301,937,158	4,795,180
Roch Doliveux, DVM	306,287,266	470,773
Louise L. Francesconi	297,582,644	9,179,065
Allan C. Golston	302,667,836	4,043,937
Kevin A. Lobo	298,958,215	7,287,347
William U. Parfet	303,070,737	3,705,985
Andrew K. Silvernail	300,626,708	5,314,185
Ronda E. Stryker	304,473,559	2,326,586

	Shares
Name	Abstain	Broker Non-Votes
Howard E. Cox, Jr.	796,446	34,419,327
Srikant M. Datar, Ph.D.	722,401	34,419,327
Roch Doliveux, DVM	696,700	34,419,327
Louise L. Francesconi	693,030	34,419,327
Allan C. Golston	742,966	34,419,327
Kevin A. Lobo	1,209,177	34,419,327
William U. Parfet	678,017	34,419,327
Andrew K. Silvernail	1,513,846	34,419,327
Ronda E. Stryker	654,594	34,419,327

2	Ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for 2015:

Shares
For	Against	Abstain
307,023,195	34,149,889	700,982

3	Advisory vote to approve the Company's named executive officer compensation:

Shares
For	Against	Abstain	Broker Non-Votes
295,737,946	9,605,573	2,111,220	34,419,327

13	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 First Quarter Form 10-Q

ITEM 6.	EXHIBITS

(a)
	31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
* Furnished with this Form 10-Q

14

STRYKER CORPORATION	2015 First Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

April 30, 2015	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, Chairman and Chief Executive Officer

April 30, 2015	/s/ WILLIAM R. JELLISON
Date	William R. Jellison, Vice President, Chief Financial Officer

15

STRYKER CORPORATION	2015 First Quarter Form 10-Q

EXHIBIT INDEX

Exhibit 31	Rule 13a-14(a) Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32	18 U.S.C. Section 1350 Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 101	XBRL (Extensible Business Reporting Language) Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q

16