Form 10-Q
period 2015-06-30
STRYKER CORP
filed 2015-07-29
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 376,558,214 shares of Common Stock, $0.10 par value, as of June 30, 2015.

STRYKER CORPORATION	2015 Second Quarter Form 10-Q

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Six Months
	2015	2014	2015	2014
Net sales	$2,432	$2,363	$4,811	$4,668
Cost of sales	827	815	1,653	1,591
Gross profit	1,605	1,548	3,158	3,077
Research, development and engineering expenses	154	158	306	308
Selling, general and administrative expenses	861	870	1,753	1,729
Recall charges	112	276	166	620
Intangible asset amortization	49	47	98	92
Total operating expenses	1,176	1,351	2,323	2,749
Operating income	429	197	835	328
Other income (expense), net	(28)	(30)	(57)	(54)
Earnings before income taxes	401	167	778	274
Income taxes	9	39	162	76
Net earnings	$392	$128	$616	$198

Net earnings per share of common stock:
Basic net earnings per share of common stock	$1.04	$0.34	$1.63	$0.52
Diluted net earnings per share of common stock	$1.03	$0.33	$1.61	$0.51

Weighted-average shares outstanding - in millions:
Basic	377.0	378.8	377.9	378.5
Net effect of dilutive employee stock options	4.1	3.9	4.3	4.2
Diluted	381.1	382.7	382.2	382.7
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	—	—	—	2.5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Six Months
	2015	2014	2015	2014
Net earnings	$392	$128	$616	$198
Other comprehensive income, net of tax
Marketable securities	(4)	4	(3)	7
Pension plans	(3)	1	10	—
Unrealized gains on designated hedges	10	(9)	11	(12)
Financial statement translation	87	(33)	(195)	4
Total other comprehensive (loss) income, net of tax	90	(37)	(177)	(1)
Comprehensive income	$482	$91	$439	$197

See accompanying notes to Consolidated Financial Statements.

1	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Second Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2015	2014
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$3,626	$1,795
Marketable securities	651	3,205
Accounts receivable, less allowance of $62 ($59 in 2014)	1,500	1,572
Inventories
Materials and supplies	270	248
Work in Process	104	88
Finished Goods	1,245	1,252
Total inventories	1,619	1,588
Deferred income taxes	955	989
Prepaid expenses and other current assets	585	524
Total current assets	8,936	9,673
Property, plant and equipment
Land, buildings and improvements	680	678
Machinery and equipment	1,924	1,919
Total property, plant and equipment	2,604	2,597
Less allowance for depreciation	1,502	1,499
Net property, plant and equipment	1,102	1,098
Other assets
Goodwill	4,125	4,186
Other intangibles, net	1,925	2,018
Other	731	738
Total assets	$16,819	$17,713

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$342	$329
Accrued compensation	440	597
Income taxes	157	333
Dividend payable	130	131
Accrued recall expenses	1,688	1,593
Accrued expenses and other liabilities	739	754
Current maturities of debt	227	727
Total current liabilities	3,723	4,464
Long-term debt, excluding current maturities	3,242	3,246
Other liabilities	1,349	1,408
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 377 million shares (378 million in 2014)	38	38
Additional paid-in capital	1,298	1,252
Retained earnings	7,600	7,559
Accumulated other comprehensive income	(431)	(254)
Total shareholders' equity	8,505	8,595
Total liabilities & shareholders' equity	$16,819	$17,713

See accompanying notes to Consolidated Financial Statements.

2	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Second Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2014	$38	$1,252	$7,559	$(254)	$8,595
Net earnings			616		616
Other comprehensive loss				(177)	(177)
Issuance of 1.5 million shares of common stock under stock option and benefit plans, including $46 excess income tax benefit		14			14
Repurchase and retirement of 3.5 million shares of common stock		(12)	(312)		(324)
Share-based compensation		44			44
Cash dividends declared of $0.69 per share of common stock			(263)		(263)
Balances at June 30, 2015	$38	$1,298	$7,600	$(431)	$8,505

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	2015	2014
Operating activities
Net earnings	$616	$198
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	90	93
Amortization of intangible assets	98	92
Share-based compensation	44	41
Gross recall charges	166	620
Sale of inventory stepped up to fair value at acquisition	13	14
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	39	53
Inventories	(67)	(120)
Accounts payable	17	11
Accrued expenses and other liabilities	(125)	(134)
Recall-related payments	(31)	(36)
Income taxes	(251)	(137)
Other	128	(116)
Net cash provided by operating activities	737	579
Investing activities
Acquisitions, net of cash acquired	(92)	(457)
Purchases of marketable securities	(1,137)	(2,597)
Proceeds from sales of marketable securities	3,569	1,812
Purchases of property, plant and equipment	(114)	(124)
Net cash provided by (used in) investing activities	2,226	(1,366)
Financing activities
Proceeds from borrowings	1,014	1,813
Payments on borrowings	(1,512)	(720)
Dividends paid	(261)	(231)
Repurchase and retirement of common stock	(324)	(60)
Other financing	32	(35)
Net cash (used in) provided by financing activities	(1,051)	767
Effect of exchange rate changes on cash and cash equivalents	(81)	—
Change in cash and cash equivalents	1,831	(20)
Cash and cash equivalents at beginning of year	1,795	1,339
Cash and cash equivalents at end of year	$3,626	$1,319

See accompanying notes to Consolidated Financial Statements.

3	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Second Quarter Form 10-Q

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
To conform with the current year presentation, certain immaterial amounts previously reported as selling, general and administrative expenses have been reclassified to cost of sales. In addition, certain prior year amounts have been reclassified to conform to the current year presentation of our segment information in Note 10.
New Accounting Pronouncements Not Yet Adopted
In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We will adopt the standard on January 1, 2018. We are still evaluating the impact, if any, that the standard will have on our financial statements.
In April 2015 the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This update requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability consistent with debt discounts and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We plan to adopt this standard on January 1, 2016 and do not expect it to have a material impact on the Consolidated Financial Statements.
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
When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs taking into account our credit risk and that of our counterparties. Foreign currency exchange contracts and interest rate hedges are included in Level 2 as we use inputs other than quoted prices that are observable for the asset or liability. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis. Our Level 3 liabilities represent milestone payments for acquisitions and the fair value is calculated based on the net present value of expected cash flows utilizing a discounted cash flow technique based on externally provided or obtained inputs, including our probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligation. There were no significant transfers into or out of any level between December 31, 2014 and June 30, 2015.
We remeasure our assets and liabilities each reporting period and record the changes in fair value from changes in probability of occurrence in selling, general and administrative expense and the changes in time value of money in other income (expense). During the period we evaluated but did not change our unobservable input assumptions and fair value techniques used in measuring the fair value of our financial assets or liabilities from those disclosed in our Annual Report on Form 10-K for 2014.
Our valuation of our assets and liabilities measured at fair value is:

	June	December
	2015	2014
Cash and cash equivalents	$3,626	$1,795
Trading marketable securities	80	80
Level 1 - Assets	$3,706	$1,875
Available-for-sale marketable securities
Corporate and asset-backed debt securities	264	1,525
Foreign government debt securities	101	726
United States agency debt securities	185	382
United States treasury debt securities	72	474
Certificates of deposit	28	110
Other	4	12
Total available-for-sale marketable securities	654	3,229
Foreign currency exchange forward contracts	25	32
Interest rate swap asset	15	10
Level 2 - Assets	694	3,271
Total assets measured at fair value	$4,400	$5,146

Deferred compensation arrangements	80	80
Level 1 - Liabilities	80	80
Foreign currency exchange forward contracts	10	12
Level 2 - Liabilities	10	12
Contingent consideration
Beginning Balance	48	59
Losses included in earnings	2	4
Settlements	(3)	(15)
Balance at the end of the period	47	48
Level 3 - Liabilities	47	48
Total liabilities measured at fair value	$137	$140
The cost and estimated fair value of available-for-sale marketable securities at June 30, 2015 by contractual maturity are:

	Cost	Estimated Fair Value
Due in one year or less	$489	$489
Due after one year through three years	161	161
Due after three years	4	4
Less than 1% of our investments in available-for-sale securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poors) and A (Fitch). We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; accordingly, we do not consider investments with cost in excess of fair value to be other-than-temporarily impaired at June 30, 2015.
Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of

4	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Second Quarter Form 10-Q

accumulated other comprehensive income (AOCI) into earnings based on the specific identification method. In the 2015 three months we sold a portion of our marketable securities in preparation for recall-related payments and other cash management activity in July 2015. See Note 5 for more information.
The total of interest and marketable securities income was $5 for the 2015 and 2014 three months, and $11 for the 2015 and 2014 six months. The amounts are included in other income (expense).
Summary of marketable securities:

	June	December
	2015	2014
Available for Sale Securities:	Amortized Cost
Corporate and asset-backed debt securities	$264	$1,523
Foreign government debt securities	101	725
United States agency debt securities	185	382
United States treasury debt securities	72	474
Certificates of deposit	28	110
Other	4	12
	Gross Unrealized Gains
Corporate and asset-backed debt securities	$—	$3
Foreign government debt securities	—	2
	Gross Unrealized Losses
Corporate and asset-backed debt securities	$—	$(1)
Foreign government debt securities	—	(1)
	Estimated Fair Value
Corporate and asset-backed debt securities	$264	$1,525
Foreign government debt securities	101	726
United States agency debt securities	185	382
United States treasury debt securities	72	474
Certificates of deposit	28	110
Other	4	12
Total available-for-sale marketable securities	$654	$3,229
Trading marketable securities	80	80
Total marketable securities	$734	$3,309
Reported as:
Current assets - marketable securities	$651	$3,205
Current assets - prepaid expenses and other	3	24
Noncurrent assets - other	80	80
At June 30, 2015, the fair value and gross unrealized losses of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position are:

	Number of Investments	Fair Value	Unrealized Losses
Corporate and asset-backed	73	$111	$—
Foreign Government	6	27	—
United States Agency	7	14	—
United States Debt	2	19	—
Certificate of deposit	5	17	—
Less than 12 months	93	$188	$—

Corporate and asset-backed	73	$111	$—
Foreign Government	7	28	—
United States Agency	7	14	—
United States Debt	2	19	—
Certificate of Deposit	5	17	—
Total	94	$189	$—
NOTE 3 - DERIVATIVE INSTRUMENTS
We use operational and economic hedges as well as foreign currency exchange forward contracts and interest rate derivative instruments to manage the impact of currency exchange on earnings and cash flow.

Foreign Exchange Forward Contract Derivatives
We have not changed our hedging strategies or objectives from those disclosed in our Annual Report on Form 10-K for 2014.
The gross notional, maximum term and gross fair value amounts of foreign exchange forward contract derivatives designated and non-designated as hedging instruments are:

	Designated	Non-Designated	Total
June 30, 2015
Gross Notional Amount	$567	$3,307	$3,874
Maximum term in days			546
Fair Value
Other Current Assets	$18	$6	$24
Other Noncurrent Assets	1	—	1
Other Current Liabilities	(2)	(8)	(10)
	$17	$(2)	$15
December 31, 2014
Gross Notional Amount	$357	$2,085	$2,442
Maximum term in days			546
Fair Value
Other Current Assets	$18	$12	$30
Other Noncurrent Assets	2	—	2
Other Current Liabilities	—	(12)	(12)
	$20	$—	$20
The net currency exchange rate gains (losses) for both designated and non-designated derivative instruments and the underlying amounts are:

	Three Months		Six Months
Recorded In:	2015	2014	2015	2014
Cost of goods sold	$5	$3	$5	$5
Other income (expense)	(7)	(3)	(11)	(9)
Total	$(2)	$—	$(6)	$(4)
Pretax gains on derivatives designated as hedges that are expected to be reclassified from AOCI into earnings within the next twelve months is $21. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There have been no ineffective portions of derivatives that have resulted in gains or losses in any of the periods presented.
Interest Rate Risk on Refinancing of 2016 Debt Maturity
Forward starting interest rate derivative instruments designated as cash flow hedges are used to manage the exposure to interest rate volatility with regard to future refinancing of debt. The effective portion of the gains or losses on the forward starting interest rate derivative instrument that is designated and qualifies as a cash flow hedge is reported as a component of AOCI. Beginning in the period in which the planned debt refinancing occurs and the related derivative instrument is terminated, the effective portion of the gains or losses is then reclassified into interest expense, net over the term of the related debt.
At June 30, 2015 we had interest rate swaps with a notional amount of $375 designated as forward starting interest rate swaps in anticipation of refinancing $750 of senior unsecured notes maturing on September 30, 2016. The market value of outstanding interest rate swap agreements at June 30, 2015 was $11, which is recorded in other long-term assets with an offsetting amount recorded in AOCI in the consolidated balance sheet. There was no hedge ineffectiveness recorded as a result of these cash flow hedges.
Fair Value Hedges
Interest rate derivative instruments designated as fair value hedges are used to manage the exposure to interest rate movements and to reduce borrowing costs by converting fixed-rate debt into floating-rate debt. Under these agreements we agree to exchange, at

5	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Second Quarter Form 10-Q

specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.
At June 30, 2015 we had interest rate swaps in gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 senior unsecured notes due in 2024. There was no hedge ineffectiveness recorded as a result of these fair value hedges.
Certain amounts related to our fair value hedge instrument are:

	June 2015	December 2014
Gross Notional Amount	$500	$500
Fair Value
Other Noncurrent Assets	4	10
Other Noncurrent Liabilities	(4)	(10)
	$—	$—
We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.
NOTE 4 - ACQUISITIONS
In January 2015 we completed the acquisition of certain assets of CHG Hospital Beds, Inc. (CHG) in an all cash transaction. CHG designs, manufactures and markets a series of low-height hospital beds and related accessories. This acquisition enhances our product offerings within our MedSurg segment. The acquisition is included in the "Other" column in the table below.
In 2014 we completed the acquisition of certain assets of Small Bone Innovations, Inc. (SBi) for an aggregate purchase price of approximately $365, the acquisition of Berchtold Holding, AG (Berchtold) for an aggregate purchase price of approximately $184 and the acquisition of Patient Safety Technologies, Inc. (PST) for an aggregate purchase price of $120. The acquired net assets of other business acquisitions completed in 2014 are in the "Other" column in the table below.
The allocation of the purchase prices of each acquisition to the acquired net assets is as follows:

	2015	2014
	Other	SBi	Berchtold	PST	Other
Purchase price paid	$80	$365	$184	$120	$216
Contingent consideration	5	$—	—	—	—
Total purchase consideration	$85	$365	$184	$120	$216
Tangible assets:
Cash	—	—	12	—	—
Inventory	5	34	22	7	5
Other assets	12	4	44	19	25
Liabilities	(4)	(2)	(45)	(31)	(29)
Intangible assets:
Customer relationship	9	19	11	33	5
Trade name	1	—	7	—	—
Developed technology & patents	36	82	32	26	115
Non-compete agreements	2	—	—	—	—
IPRD	—	—	—	—	2
Goodwill	24	228	101	66	93
	$85	$365	$184	$120	$216
Weighted-average life of intangible assets	9	12	8	14	12
The measurement periods for Berchtold, PST and certain other acquisitions in 2014 have been completed. Revisions to the original purchase price allocation were not material. The purchase price allocations for CHG, SBi and certain other acquisitions are based upon preliminary valuations, and our estimates and assumptions are subject to change within the measurement period as the valuations are finalized. We are in the process of verifying data and information related to these acquisitions to finalize the recording of identifiable intangible assets, deferred income taxes and goodwill. Goodwill acquired associated with the SBi and CHG acquisitions is deductible for tax purposes.
The effects of all the acquisitions described above are included in our Consolidated Financial Statements prospectively from the close of the respective acquisition. Pro forma consolidated results of operations for the three or six months 2015 and 2014 would not differ significantly as a result of these acquisitions.
The estimated amortization expense for our amortizable intangible assets for the next five years is:

	Remainder of 2015	2016	2017	2018	2019
Amortization expense	$100	$170	$168	$152	$135
NOTE 5 - CONTINGENCIES AND COMMITMENTS
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters that are more fully described below. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages as well as other compensatory and equitable relief that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect future operating results. We are currently self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. On November 3, 2014 we announced that we had entered into a settlement agreement to compensate eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem prior to that date. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, some lawsuits will remain and we will continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter on a global basis is estimated to be approximately $1,699 ($1,878 before $179 of third-party insurance recoveries) to $2,539.  In the 2015 three months, we recorded charges to earnings of $112 representing the excess of the minimum of the range over the previously recorded reserves. In July 2015 we made initial payments totaling $1,078 to eligible United States patients who had revision surgery to replace their Rejuvenate and/

6	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Second Quarter Form 10-Q

or ABG II Modular-Neck hip stem as part of the settlement agreement. The final outcome of this matter is dependent on many factors that are difficult to predict including the number of enrollees in the settlement program and the total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we filed a lawsuit in federal court against Zimmer Holdings, Inc. (Zimmer), alleging that a Zimmer product infringed three of our patents. In 2013 following a jury trial favorable to us, the trial judge entered a final judgment that among other things, awarded us damages of $76 and ordered Zimmer to pay us enhanced damages. Zimmer appealed this ruling. In December 2014 the Federal Circuit affirmed the damages awarded to us, reversed the order for enhanced damages and remanded the issue of attorney fees to the trial court. The Federal Circuit denied our petition for a rehearing en banc on the issue of enhanced damages, and we have filed a petition for writ of certiorari with the Supreme Court to review this issue. In May 2015 the trial court entered a stipulated final judgment that, among other things, required Zimmer to pay us the base amount of damages and interest by July 15, 2015, while the issues of enhanced damages and attorney fees continue to be pursued. We concluded that all of the contingencies associated with this payment were resolved when the judgment was entered. Accordingly, we recorded a gain of $54, net of legal costs, to selling, general and administrative expenses in the 2015 three months. On July 15, 2015 we received the payment from Zimmer.
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
NOTE 6 - DEBT AND CREDIT FACILITIES
During the 2015 six months, we repaid $500 of all our senior unsecured notes that were due on January 15, 2015. Our commercial paper program allows us to have a maximum of $1,250 in commercial paper outstanding, with maturities up to 397 days from the date of issuance. At June 30, 2015 outstanding commercial paper totaled $200, the weighted-average original maturity of the commercial paper outstanding was approximately 78 days and the weighted average interest rate of short-term debt was approximately 1.3%.
Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants at June 30, 2015. We have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At June 30, 2015 we had $1,248 of borrowing capacity available under all of our existing credit facilities.
At June 30, 2015 the total unamortized debt issuance costs incurred in connection with our outstanding notes were $19. The fair value of long-term debt (excluding the interest rate hedge) at June 30,

2015 and December 31, 2014 was $3,254 and $3,811, respectively, based on the quoted interest rates for similar types and amounts of borrowings.
NOTE 7 - CAPITAL STOCK
In February 2015 we declared a quarterly dividend of $0.345 per share, payable April 30, 2015 to shareholders of record at the close of business on March 31, 2015. In April 2015 we declared a quarterly dividend of $0.345 per share, payable July 31, 2015 to shareholders of record at the close of business on June 30, 2015.
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
In the 2015 three months we repurchased 0.5 million shares at a cost of $48 under the 2011 Repurchase Program and 1.6 million shares at a cost of $146 under the 2012 Repurchase Program. At June 30, 2015 the maximum dollar value of shares that may yet be purchased was $2,000 under the 2015 Repurchase Program and $259 under the 2012 Repurchase Program. There are no amounts remaining under the 2011 Repurchase Program.
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in AOCI for the three months:

	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$4	$(123)	$14	$(416)	$(521)
OCI before reclassifications	(3)	(6)	22	87	100
Tax (benefit) expense on OCI	—	1	(8)	—	(7)
Reclassifications out of AOCI	(1)	2	(4)	—	(3)
Net current period OCI	(4)	(3)	10	87	90
Ending	$—	$(126)	$24	$(329)	$(431)
Changes in AOCI for the six months:

	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	3	(136)	13	(134)	(254)
OCI before reclassifications	1	9	21	(195)	(164)
Tax (benefit) expense on OCI	(1)	(2)	(6)	—	(9)
Reclassifications out of AOCI	(3)	3	(4)	—	(4)
Net current period OCI	(3)	10	11	(195)	(177)
Ending	—	(126)	24	(329)	(431)

7	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Second Quarter Form 10-Q

Reclassifications out of AOCI for the three and six months:

	Three Months		Six Months
	2015	2014	2015	2014
Marketable Securities
Other (income) expense	$(2)	$(2)	$(4)	$(4)
Tax expense (benefit)	1	—	1	1
Net of tax	(1)	(2)	(3)	(3)
Pension Plans
Cost of Sales	2	2	4	4
Tax expense (benefit)	—	(1)	(1)	(1)
Net of tax	2	1	3	3
Hedges
Cost of Sales	(6)	(3)	(6)	(5)
Tax expense (benefit)	2	1	2	2
Net of tax	(4)	(2)	(4)	(3)
Total, net of tax	$(3)	$(3)	$(4)	$(3)

NOTE 9 - INCOME TAXES
Our effective tax rates for the 2015 and 2014 three months were 2.2% and 23.5%, respectively. Our effective tax rates for the 2015 and 2014 six months were 20.8% and 27.8%, respectively. The decrease in the effective tax rate for the 2015 three and six months was primarily due to the tax jurisdiction applicable to the recall-related charges. The operating impact of the European regional headquarters and certain discrete tax matters are also included in the 2015 six-month rate.

NOTE 10 - SEGMENT INFORMATION
Net sales and net earnings by business segment were:

	Three Months		Six Months
	2015	2014	2015	2014
Orthopaedics	$1,035	$1,028	$2,058	$2,027
MedSurg	939	905	1,866	1,791
Neurotechnology and Spine	458	430	887	850
Net sales	$2,432	$2,363	$4,811	$4,668
Orthopaedics	269	261	539	493
MedSurg	151	136	291	286
Neurotechnology and Spine	111	81	202	171
Segment net earnings	$531	$478	$1,032	$950
Less: other (net of income taxes)
Corporate and other	(73)	(63)	(150)	(131)
Acquisition and integration-related charges	(8)	(17)	(21)	(30)
Amortization of intangible assets	(34)	(33)	(69)	(64)
Restructuring and related charges	(24)	(20)	(43)	(30)
Recall charges	(46)	(217)	(95)	(489)
Legal Matters	46	—	46	—
Tax matters	—	—	(84)	(8)
Net earnings	$392	$128	$616	$198
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

8	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Second Quarter Form 10-Q

RESULTS OF OPERATIONS	Three Months					Six Months
	2015	% Net Sales	2014	% Net Sales	% Change	2015	% Net Sales	2014	% Net Sales	% Change
Net sales	$2,432	100.0%	$2,363	100.0%	2.9%	$4,811	100.0%	$4,668	100.0%	3.1%
Gross profit	1,605	66.0	1,548	65.5	3.7	3,158	65.6	3,077	65.9	2.6
Research, development and engineering expenses	154	6.3	158	6.7	(2.5)	306	6.4	308	6.6	(0.6)
Selling, general and administrative expenses	861	35.4	870	36.8	(1.0)	1,753	36.4	1,729	37.0	1.4
Recall charges	112	4.6	276	11.7	(59.4)	166	3.5	620	13.3	(73.2)
Intangible amortization	49	2.0	47	2.0	4.3	98	2.0	92	2.0	6.5
Other income (expense), net	(28)	(1.2)	(30)	(1.3)	(6.7)	(57)	(1.2)	(54)	(1.2)	5.6
Income taxes	9		39		(76.9)	162		76		113.2
Net earnings	$392	16.1	$128	5.4	206.3	$616	12.8	$198	4.2	211.1
Diluted net earnings per share	$1.03		$0.33		212.1	$1.61		$0.51		215.7
Adjusted diluted net earnings per share	$1.20		$1.08		11.1	$2.31		$2.14		7.9
For a discussion of non-GAAP financial measures used in this report see "Non-GAAP Financial Measures".

Geographic and segment net sales:	Three Months		% Change		Six Months		% Change
	2015	2014	Reported	Constant Currency	2015	2014	Reported	Constant Currency
Geographic sales:
United States	$1,716	$1,569	9.4%	9.4%	$3,389	$3,111	8.9%	8.9%
International	716	794	(9.9)	4.1	1,422	1,557	(8.7)	4.7
Total net sales	$2,432	$2,363	2.9	7.6	$4,811	$4,668	3.1	7.5
Segment sales:
Orthopaedics	$1,035	$1,028	0.6	6.2	$2,058	$2,027	1.5	6.9
MedSurg	939	905	3.9	7.4	1,866	1,791	4.2	7.6
Neurotechnology and Spine	458	430	6.4	11.5	887	850	4.3	9.1
Total net sales	$2,432	$2,363	2.9	7.6	$4,811	$4,668	3.1	7.5

Supplemental sales growth information:
	Three Months							Six Months
			Percentage Change							Percentage Change
					U.S.	International						U.S.	International
	2015	2014	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2015	2014	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Knees	$346	$350	(1.0)%	3.6%	2.8%	(9.3)%	5.3%	$691	$698	(1.0)%	3.3%	2.6%	(8.8)%	4.9%
Hips	320	326	(2.1)	3.7	5.7	(12.4)	1.1	632	644	(1.9)	3.7	6.6	(12.8)	(0.1)
Trauma and Extremities	309	298	4.0	10.8	17.8	(12.0)	2.7	622	586	6.2	12.9	18.1	(7.9)	6.7
Other	60	54	8.9	12.9	15.1	(8.9)	6.5	113	99	13.4	16.9	23.1	(13.6)	(0.3)
ORTHOPAEDICS	$1,035	$1,028	0.6	6.2	8.3	(11.3)	3.0	$2,058	$2,027	1.5	6.9	9.0	(10.1)	3.6
Instruments	354	340	4.3	8.5	10.1	(10.8)	4.2	700	683	2.5	6.4	6.5	(7.9)	6.3
Endoscopy	335	336	(0.2)	3.2	4.9	(12.3)	(0.8)	656	648	1.2	4.7	6.4	(10.9)	0.7
Medical	197	177	11.0	14.3	12.9	4.0	19.7	402	358	12.3	15.2	14.9	2.5	16.5
Sustainability	53	52	4.0	4.1	4.0	(2.2)	10.5	108	102	6.6	6.6	6.6	(5.3)	6.7
MEDSURG	$939	$905	3.9	7.4	8.4	(9.1)	4.5	$1,866	$1,791	4.2	7.6	8.2	(7.5)	5.6
Neurotechnology	272	245	10.5	17.0	19.4	(2.5)	13.4	524	488	7.2	13.1	14.9	(4.4)	10.4
Spine	186	185	0.8	4.1	8.7	(15.9)	(5.6)	363	362	0.4	3.6	5.5	(11.6)	(0.9)
NEUROTECHNOLOGY AND SPINE	$458	$430	6.4	11.5	14.5	(7.5)	6.3	$887	$850	4.3	9.1	10.5	(7.0)	6.4

Consolidated Net Sales
Consolidated net sales in the three months increased 2.9% as reported and 7.6% in constant currency as net sales were negatively impacted by 4.7% due to the impact of foreign currency exchange rates. Excluding the 0.7% impact of acquisitions, net sales increased 6.9% in constant currency, including 8.7% from increased unit volume partially offset by 1.8% lower prices. The increase was led primarily by higher shipments of neurotechnology, trauma and extremities, instruments and medical products.
Consolidated net sales in the six months increased 3.1% as reported and 7.5% in constant currency as net sales were negatively impacted by 4.5% due to the impact of foreign currency exchange rates. Excluding the 1.3% impact of acquisitions, net sales increased 6.3% in constant currency, including 7.9% from increased unit volume partially offset by 1.7% lower prices. The increase was led primarily by higher shipments of trauma and extremities, medical, neurotechnology and instruments products.
Orthopaedics Net Sales
Orthopaedics net sales in the three months increased 0.6% as reported and 6.2% in constant currency as net sales were negatively impacted by 5.6% due to the impact of foreign currency exchange rates. Excluding the 0.9% impact of acquisitions, net sales increased 5.3% in constant currency, including 7.7% from increased unit volume partially offset by 2.4% lower prices. The increase was

9	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Second Quarter Form 10-Q

led primarily by higher shipments of trauma and extremities products.
Orthopaedics net sales in the six months increased 1.5% as reported and 6.9% in constant currency as net sales were negatively impacted by 5.4% due to the impact of foreign currency exchange rates. Excluding the 0.9% impact of acquisitions, net sales increased 5.9% in constant currency, including 8.6% from increased unit volume partially offset by 2.7% lower prices. The increase was led primarily by higher shipments of trauma and extremities products.
MedSurg Net Sales
MedSurg net sales in the three months increased 3.9% as reported and 7.4% in constant currency as net sales were negatively impacted by 3.5% due to the impact of foreign currency exchange rates. Excluding the 0.7% impact of acquisitions, net sales increased 6.7% in constant currency, including 7.3% from increased unit volume partially offset by 0.6% lower prices. The increase was led primarily by higher shipments of our instruments and medical products.
MedSurg net sales in the six months increased 4.2% as reported and 7.6% in constant currency as net sales were negatively impacted by 3.3% due to the impact of foreign currency exchange rates. Excluding the 2.1% impact of acquisitions, net sales increased 5.5% in constant currency, including 5.6% from increased unit volume partially offset by 0.1% lower prices. The increase was led primarily by higher shipments of our medical and instruments products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales in the three months increased 6.4% as reported and 11.5% in constant currency as net sales were negatively impacted by 5.1% due to the impact of foreign currency exchange rates. Net sales in constant currency increased 14.1% from increased unit volume partially offset by 2.7% lower prices. The increase was led primarily by higher shipments of neurotechnology products.
Neurotechnology and Spine net sales in the six months increased 4.3% as reported and 9.1% in constant currency as net sales were negatively impacted by 4.8% due to the impact of foreign currency exchange rates. Excluding the 0.3% impact of acquisitions, net sales in constant currency increased 11.2% from increased unit volume partially offset by 2.4% lower prices. The increase was led primarily by higher shipments of neurotechnology products.
Cost of Sales
Cost of sales as a percentage of net sales in the three months decreased to 34.0% from 34.5% in 2014, primarily due to favorable product mix, impact of foreign currency exchange rates and operational efficiencies. Cost of sales in 2015 and 2014 includes $6 and $9, respectively, related to inventory that was stepped up to fair value following acquisitions, and $1 of restructuring-related costs in 2015. Excluding the impact of the acquisition and restructuring-related costs described above, cost of sales as a percentage of net sales was 33.7% and 34.1% in 2015 and 2014, respectively.
Cost of sales as a percentage of net sales in the six months increased to 34.4% from 34.1% in 2014, primarily due to unfavorable product mix and impact of foreign currency exchange rates that were partially offset by operational efficiencies. Cost of sales in 2015 and 2014 also includes $13 and $14, respectively, related to inventory that we stepped up to fair value following acquisitions and $2 and $1, respectively, of restructuring-related costs. Excluding the impact of the acquisition and restructuring-

related costs described above, cost of sales as a percentage of net sales was 34.1% and 33.8% in 2015 and 2014, respectively.
Research, Development and Engineering Expenses
Research, development and engineering expenses for the three months decreased 2.5% to $154 or 6.3% of net sales from 6.7% in 2014 and for the six months decreased 0.6% to $306 or 6.4% of net sales from 6.6% in 2014. The decreased spending levels in 2015 were driven by the timing of spending on projects and investments in new technologies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales for the three months decreased to 35.4% from 36.8% in 2014, primarily due to a $54 gain from a legal settlement, and in 2015 and 2014 includes acquisition and integration-related charges of $6 and $16, respectively, and restructuring-related charges of $29 and $15, respectively. Excluding the impact of the gain and the charges noted above, expenses increased to 36.1% of net sales from 35.5% in 2014, primarily due to increased expenses related to our European regional headquarters and related selling activities. In addition, higher compensation costs, due in part to sales performance-related commissions, were partially offset by other expense controls.
Selling, general and administrative expenses as a percentage of net sales for the six months decreased to 36.4% from 37.0% in 2014, primarily due to a $54 gain from a legal settlement, and in 2015 and 2014 includes acquisition and integration-related charges of $19 and $32, respectively, and restructuring-related charges of $54 and $24, respectively. Excluding the impact of the gain and the charges noted above, expenses increased to 36.0% of net sales from 35.8% in 2014, primarily due to increased expenses related to our European regional headquarters and related selling activities. In addition, higher compensation costs due in part to sales performance-related commissions were partially offset by other expense controls.
Recall Charges
Recall charges were due to the previously disclosed Rejuvenate and ABG II modular-neck hip stems voluntary recall and other recall matters and in 2015 and 2014 were $112 and $276 in the three months, and $166 and $620 in the six months, respectively. In the three and six months we recorded charges representing the excess of the minimum of the range of probable loss over the previously recorded reserves.
Intangibles Amortization
Intangibles amortization in 2015 and 2014 was $49 and $47 in the three months and $98 and $92 in the six months, respectively. The increase was primarily due to acquisitions.
Other Income (Expense), net
Other income (expense), net in 2015 and 2014 was $28 and $30 in the three months, and $57 and $54 in the six months, respectively.
Income Taxes
The effective income tax rate on earnings was 2.2% and 23.5% in the three months and 20.8% and 27.8% in the six months 2015 and 2014, respectively. The decrease in the effective tax rate for the three and six months was primarily due to the tax jurisdiction applicable to the recall-related charges. The operating impact of the European regional headquarters and certain discrete tax matters are also included in the 2015 six month rate.
Net Earnings
Net earnings in the three months increased to $392 or $1.03 per diluted share from $128 or $0.33 per diluted share in 2014. Adjusted diluted net earnings per share increased 11.1% to $1.20 in 2015

10	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Second Quarter Form 10-Q

from $1.08 in 2014. The impact of foreign currency exchange rates on net earnings reduced adjusted diluted net earnings per share by approximately $0.07 and $0.03 in 2015 and 2014, respectively.
Net earnings in the six months increased to $616 or $1.61 per diluted share from $198 or $0.51 per diluted share in 2014. Adjusted diluted net earnings per share increased 7.9% to $2.31 in 2015 from $2.14 in 2014. The impact of foreign currency exchange rates on net earnings reduced adjusted diluted net earnings per share by approximately $0.13 and $0.07 in 2015 and 2014, respectively.
NON-GAAP FINANCIAL MEASURES
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth in constant currency; percentage organic sales growth; adjusted gross profit; cost of sales excluding specified items; adjusted selling, general and administrative expenses; adjusted amortization of intangible assets; adjusted operating income; adjusted effective income tax rate; adjusted net earnings; and adjusted diluted net earnings per share (Diluted EPS). We believe that these non-GAAP measures provide meaningful information to assist investors and shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures.
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

To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. These adjustments are irregular in timing, may not be indicative of our past and future performance and are therefore excluded to allow investors to better understand underlying operating trends. The following are examples of the types of adjustments that may be included in a period:

1.	Acquisition and integration-related costs. Costs related to integrating recently acquired businesses and specific costs related to the consummation of the acquisition process.

2.	Amortization of intangible assets. Periodic amortization expense related to purchased intangible assets.

3.	Restructuring-related charges. Costs associated with focused workforce reductions and other restructuring activities.

4.	Recall matters. Our best estimate of the minimum of the range of probable loss to resolve certain product recalls.

5.	Regulatory and legal matters. Our best estimate of the minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.

6.	Tax matters. Certain significant and discrete tax items and adjustments to interest expense related to the settlement of certain tax matters.
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

The following reconciles the non-GAAP financial measures of adjusted gross profit; adjusted selling, general and administrative expense; adjusted amortization of intangible assets; adjusted operating income; adjusted net earnings; adjusted effective tax rate; and adjusted diluted net earnings per share with the most directly comparable GAAP financial measures:

2015 Three Months	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$1,605	$861	$49	$429	$392	2.2%	$1.03
Acquisition and integration-related charges
Inventory stepped up to fair value	6	—	—	6	4	0.2	0.01
Other acquisition and integration-related	—	(6)	—	6	4	0.2	0.01
Amortization of intangible assets	—	—	(49)	49	34	1.7	0.09
Restructuring-related charges	1	(29)	—	30	24	0.2	0.06
Rejuvenate and other recall matters	—	—	—	112	46	11.8	0.12
Legal matters	—	53	—	(53)	(46)	0.5	(0.12)
ADJUSTED	$1,612	$879	$—	$579	$458	16.8%	$1.20

11	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Second Quarter Form 10-Q

2014 Three Months	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$1,548	$870	$47	$197	$128	23.5%	$0.33
Acquisition and integration-related charges
Inventory stepped up to fair value	9	—	—	9	6	0.6	0.01
Other acquisition and integration-related	—	(16)	—	16	11	0.8	0.02
Amortization of intangible assets	—	—	(47)	47	33	2.0	0.09
Restructuring-related charges	—	(15)	—	20	20	(1.9)	0.05
Rejuvenate and other recall matters	—	—	—	276	217	(2.6)	0.58
ADJUSTED	$1,557	$839	$—	$565	$415	22.4%	$1.08

2015 Six Months	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$3,158	$1,753	$98	$835	$616	20.8%	$1.61
Acquisition and integration-related charges
Inventory stepped up to fair value	13	—	—	13	8	0.3	0.02
Other acquisition and integration-related	—	(19)	—	19	13	0.3	0.04
Amortization of intangible assets	—	—	(98)	98	69	1.4	0.18
Restructuring-related charges	2	(54)	—	56	43	0.4	0.11
Rejuvenate and other recall matters	—	—	—	166	95	5.3	0.25
Legal matters	—	53	—	(53)	(46)	0.3	(0.12)
Tax matters	—	—	—	—	84	(10.7)	0.22
ADJUSTED	$3,173	$1,733	$—	$1,134	$882	18.1%	$2.31

2014 Six Months	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$3,077	$1,729	$92	$328	$198	27.8%	$0.51
Acquisition and integration-related charges
Inventory stepped up to fair value	14	—	—	14	9	0.7	0.02
Other acquisition and integration-related	—	(32)	—	32	21	1.3	0.05
Amortization of intangible assets	—	—	(92)	92	64	2.2	0.17
Restructuring-related charges	1	(24)	—	35	30	(0.7)	0.08
Rejuvenate and other recall matters	—	—	—	620	489	(5.2)	1.29
Tax matters	—	—	—	—	8	(2.9)	0.02
ADJUSTED	$3,092	$1,673	$—	$1,121	$819	23.2%	$2.14
The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as those used in the calculation of the reported per share amounts.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months
	2015	2014
Net cash provided by operating activities	$737	$579
Net cash provided by (used in) investing activities	2,226	(1,366)
Net cash (used in) provided by financing activities	(1,051)	767
Effect of exchange rate changes	(81)	—
Change in cash and cash equivalents	$1,831	$(20)
Operating Activities
Cash provided by operations was $737 and $579 in 2015 and 2014, respectively, primarily derived from net earnings adjusted for non-cash items (recall charges, depreciation and amortization, share-based compensation, sale of inventory "stepped up to fair value" at acquisition and deferred income taxes).These increases were offset primarily by decreases in accrued expenses and other liabilities and the timing of income tax payments.
The net of accounts receivable, inventory and accounts payable resulted in the consumption of $11 and $56 of cash in 2015 and 2014, respectively. Inventory days on hand increased by 16 days from December 31, 2014, primarily due to the normal seasonality of the business. Inventory days on hand decreased by one day compared to the same period in 2014. Accounts receivable days sales outstanding increased by one day.
Investing Activities
Cash provided by investing activities was $2,226 in 2015 compared to cash used in investing of $1,366 in 2014. This change is primarily due to the sale of a portion of our marketable securities in 2015 in preparation for recall-related payments in the second half of 2015 and other cash management activity.
Acquisitions. Acquisitions resulted in cash consumption of $92 and $457 in 2015 and 2014, respectively. In 2015 the primary acquisition was CHG and in 2014 the primary acquisitions were Patient Safety Technologies, Inc., Pivot Medical Inc. and Berchtold Holding, AG.
Capital Expenditures. Capital expenditures were $114 and $124 in 2015 and 2014, respectively. Capital expenditures are expected to be higher than 2014 throughout the remainder of 2015.
Marketable Securities. Cash provided by the sale of marketable securities was $2,432 in 2015 and cash used to purchase marketable securities was $785 in 2014.

12	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Second Quarter Form 10-Q

Financing Activities
Dividend Payments. Dividends paid per common share increased 13.1% to $0.345 per share in 2015, compared to $0.305 in 2014. Total dividend payments to common shareholders were $261 and $231 in 2015 and 2014, respectively.
Long-Term and Short-Term Debt. Net repayments of debt were $498 in 2015, as we repaid our senior unsecured notes that were due on January 15, 2015. Net borrowings were $1,093 in 2014. Refer to Note 6 in the Notes to the Consolidated Financial Statements for further information.
Share Repurchases. Share repurchases were $324 and $60 in 2015 and 2014, respectively.
Liquidity
Cash, cash equivalents and marketable securities were $4,277 and $5,000 at June 30, 2015 and December 31, 2014, respectively, and current assets exceeded current liabilities by $5,213 and $5,209, respectively. We anticipate being able to support our short-term liquidity and operating needs, including settlements related to the Rejuvenate and ABG II recalls, from a variety of sources, including cash from operations, commercial paper and existing credit lines. In the past we have also raised funds in the capital markets and may continue to do so from time to time in the future. We have strong short-term and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due.
Should additional funds be required, we had approximately $1,248 of borrowing capacity available under all of our existing credit facilities at June 30, 2015.
At June 30, 2015 approximately 64.7% of our consolidated cash, cash equivalents and marketable securities were held in locations outside the United States. In 2015 we repatriated approximately $727 of this cash, and we expect to repatriate additional cash in the second half of 2015. Our remaining cash held in locations outside the United States is considered to be indefinitely reinvested. We intend to use this cash to expand operations, either organically or through acquisitions, outside the United States.
We continually evaluate our receivables, particularly in Spain, Portugal, Italy and Greece (the Southern European Region). Our net receivables in Greece were insignificant. The total net receivables from the Southern European Region were approximately $147 and $154 at June 30, 2015and December 31, 2014, respectively, including approximately $87 and $78, respectively, of sovereign receivables. We believe that our current reserves related to receivables are adequate and any additional credit risk associated with the Southern European Region is not expected to have a material adverse impact on our financial position or liquidity. We currently do not have any investments in the sovereign debt instruments of the Southern European Region.  Any non-sovereign exposure in these countries in our investment portfolios is considered immaterial.
In July 2015 we made initial payments of $1,078 to eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem as part of the settlement agreement.
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

OTHER MATTERS
Legal and Regulatory Matters
As further described in Note 5 to the Consolidated Financial Statements, we recorded charges to earnings of $112 representing the minimum of the range of probable loss to resolve the Rejuvenate and ABG II recalls. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $1,699 ($1,878 before $179 of third-party insurance recoveries) to $2,539. The final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and could have a material adverse effect on our financial position, results of operations and cash flows. We are not able to reasonably estimate the future periods in which payments will be made.
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
We consider our greatest potential area of market risk exposure to be exchange rate risk. Quantitative and qualitative disclosures about exchange rate risk are included in the "Other Information" section of Management's Discussion and Analysis of Financial Condition in Item 7 of our Annual Report on Form 10-K for 2014 under the caption "Hedging and Derivative Instruments" on page 17. There have been no material changes from the information provided therein.

13	Dollar amounts in millions except per share amounts or as otherwise specified

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2015 was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Vice President, Chief Financial Officer (the Certifying Officers). Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls Over Financial Reporting
There was no change to our internal control over financial reporting during the three months that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) We issued 175 shares of our common stock in the three months as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
(c) In March 2015 we announced that our Board of Directors had authorized us to purchase up to $2,000 of our common stock (the 2015 Repurchase Program). In 2012 and 2011, we announced that our Board of Directors had authorized us to purchase up to $405 and $500, respectively, of our common stock (the 2012 and 2011 Repurchase Programs, respectively). The manner, timing and amount of purchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise.
During the three months, we repurchased 0.5 million shares at a cost of $48 under the 2011 Repurchase Program and 1.6 million shares at a cost of $146 under the 2012 Repurchase Program. At June 30, 2015, the maximum dollar value of shares that may yet be purchased was $2,000 under the 2015 Repurchase Program, $259 under the 2012 Repurchase Program. There are no amounts remaining under the 2011 Repurchase Program.
A summary of the activity pursuant to the Repurchase Programs for the three months is:

	Total Number of Shares (in millions)
Period	Purchased	Purchased as Part of Public Announced Plans	Average Price Paid Per Share	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans
April 1 - 30, 2015	1.6	1.6	$92.36	$2,303
May 1 - 31, 2015	0.2	0.2	94.84	2,284
June 1 - 30, 2015	0.3	0.3	95.88	$2,259
Total	2.1	2.1	93.01

ITEM 6.	EXHIBITS

(a)
	31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
* Furnished with this Form 10-Q

14	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Second Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

July 29, 2015	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, Chairman and Chief Executive Officer

July 29, 2015	/s/ WILLIAM R. JELLISON
Date	William R. Jellison, Vice President, Chief Financial Officer

15

STRYKER CORPORATION	2015 Second Quarter Form 10-Q

EXHIBIT INDEX

Exhibit 31	Rule 13a-14(a) Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32	18 U.S.C. Section 1350 Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 101	XBRL (Extensible Business Reporting Language) Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q

16