Form 10-Q
period 2015-09-30
STRYKER CORP
filed 2015-10-23
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 375,522,232 shares of Common Stock, $0.10 par value, as of September 30, 2015.

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Nine Months
	2015	2014	2015	2014
Net sales	$2,420	$2,389	$7,231	$7,057
Cost of sales	796	829	2,449	2,420
Gross profit	1,624	1,560	4,782	4,637
Research, development and engineering expenses	155	153	461	461
Selling, general and administrative expenses	887	878	2,640	2,607
Recall charges	150	29	316	649
Intangible asset amortization	54	50	152	142
Total operating expenses	1,246	1,110	3,569	3,859
Operating income	378	450	1,213	778
Other income (expense), net	(33)	(25)	(90)	(79)
Earnings before income taxes	345	425	1,123	699
Income taxes	44	368	206	444
Net earnings	$301	$57	$917	$255

Net earnings per share of common stock:
Basic net earnings per share of common stock	$0.80	$0.16	$2.43	$0.68
Diluted net earnings per share of common stock	$0.79	$0.16	$2.40	$0.67

Weighted-average shares outstanding - in millions:
Basic	376.3	378.4	377.4	378.5
Net effect of dilutive employee stock options	4.4	4.1	4.4	4.2
Diluted	380.7	382.5	381.8	382.7
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	—	—	—	—

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months		Nine Months
	2015	2014	2015	2014
Net earnings	$301	$57	$917	$255
Other comprehensive income (loss), net of tax
Marketable securities	—	(3)	(3)	4
Pension plans	—	5	10	5
Unrealized gains (losses) on designated hedges	(15)	5	(4)	(7)
Financial statement translation	(83)	(312)	(278)	(308)
Total other comprehensive loss, net of tax	(98)	(305)	(275)	(306)
Comprehensive income (loss)	$203	$(248)	$642	$(51)

See accompanying notes to Consolidated Financial Statements.

1	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2015	2014
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$3,163	$1,795
Marketable securities	209	3,205
Accounts receivable, less allowance of $68 ($59 in 2014)	1,496	1,572
Inventories
Materials and supplies	296	248
Work in Process	113	88
Finished Goods	1,256	1,252
Total inventories	1,665	1,588
Deferred income taxes	933	989
Prepaid expenses and other current assets	567	524
Total current assets	8,033	9,673
Property, plant and equipment
Land, buildings and improvements	680	678
Machinery and equipment	1,976	1,919
Total property, plant and equipment	2,656	2,597
Less allowance for depreciation	1,528	1,499
Net property, plant and equipment	1,128	1,098
Other assets
Goodwill	4,160	4,186
Other intangibles, net	1,861	2,018
Other	735	738
Total assets	$15,917	$17,713

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$340	$329
Accrued compensation	532	597
Income taxes	158	333
Dividend payable	130	131
Accrued recall expenses	697	1,593
Accrued expenses and other liabilities	725	754
Current maturities of debt	971	727
Total current liabilities	3,553	4,464
Long-term debt, excluding current maturities	2,511	3,246
Other liabilities	1,369	1,408
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 376 million shares (378 million in 2014)	38	38
Additional paid-in capital	1,319	1,252
Retained earnings	7,656	7,559
Accumulated other comprehensive income	(529)	(254)
Total shareholders' equity	8,484	8,595
Total liabilities & shareholders' equity	$15,917	$17,713

See accompanying notes to Consolidated Financial Statements.

2	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2014	$38	$1,252	$7,559	$(254)	$8,595
Net earnings			917		917
Other comprehensive loss				(275)	(275)
Issuance of 1.6 million shares of common stock under stock option and benefit plans, including $23 excess income tax benefit		18			18
Repurchase and retirement of 4.7 million shares of common stock		(16)	(430)		(446)
Share-based compensation		65			65
Cash dividends declared of $1.035 per share of common stock			(390)		(390)
Balances at September 30, 2015	$38	$1,319	$7,656	$(529)	$8,484

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	2015	2014
Operating activities
Net earnings	$917	$255
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	137	140
Amortization of intangible assets	152	142
Share-based compensation	65	58
Gross recall charges	316	649
Sale of inventory stepped up to fair value at acquisition	7	24
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	26	(12)
Inventories	(124)	(217)
Accounts payable	15	15
Accrued expenses and other liabilities	(35)	113
Recall-related payments	(1,172)	(62)
Income taxes	(241)	169
Other	165	(171)
Net cash provided by operating activities	228	1,103
Investing activities
Acquisitions, net of cash acquired	(140)	(825)
Purchases of marketable securities	(1,184)	(3,635)
Proceeds from sales of marketable securities	4,056	2,842
Purchases of property, plant and equipment	(191)	(172)
Net cash provided by (used in) investing activities	2,541	(1,790)
Financing activities
Proceeds from borrowings	1,298	2,208
Payments on borrowings	(1,799)	(1,013)
Dividends paid	(391)	(346)
Repurchase and retirement of common stock	(446)	(100)
Other financing	36	(38)
Net cash (used in) provided by financing activities	(1,302)	711
Effect of exchange rate changes on cash and cash equivalents	(99)	(7)
Change in cash and cash equivalents	1,368	17
Cash and cash equivalents at beginning of year	1,795	1,339
Cash and cash equivalents at end of year	$3,163	$1,356

See accompanying notes to Consolidated Financial Statements.

3	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

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
No other new accounting pronouncements issued or effective during the period had, or are expected to have, a material impact on the Consolidated Financial Statements.
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
When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs taking into account our credit risk and that of our counterparties. Foreign currency exchange contracts and interest rate hedges are included in Level 2 as we use inputs other than quoted prices that are observable for the asset or liability. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis. Our Level 3 liabilities represent milestone payments for acquisitions and the fair value is calculated based on the net present value of expected cash flows utilizing a discounted cash flow technique based on externally provided or obtained inputs, including our probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligation. There were no significant transfers into or out of any level between December 31, 2014 and September 30, 2015.
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
Our valuation of our assets and liabilities measured at fair value is:

	September	December
	2015	2014
Cash and cash equivalents	$3,163	$1,795
Trading marketable securities	77	80
Level 1 - Assets	$3,240	$1,875
Available-for-sale marketable securities
Corporate and asset-backed debt securities	68	1,525
Foreign government debt securities	80	726
United States agency debt securities	24	382
United States treasury debt securities	34	474
Certificates of deposit	5	110
Other	—	12
Total available-for-sale marketable securities	211	3,229
Foreign currency exchange forward contracts	34	32
Interest rate swap asset	23	10
Level 2 - Assets	268	3,271
Total assets measured at fair value	$3,508	$5,146

Deferred compensation arrangements	77	80
Level 1 - Liabilities	77	80
Foreign currency exchange forward contracts	13	12
Interest rate swap liability	8	—
Level 2 - Liabilities	21	12
Contingent consideration
Beginning Balance	48	59
Additions	9	—
Losses included in earnings	—	4
Settlements	(4)	(15)
Balance at the end of the period	53	48
Level 3 - Liabilities	53	48
Total liabilities measured at fair value	$151	$140
The cost and estimated fair value of available-for-sale marketable securities at September 30, 2015 by contractual maturity are:

	Cost	Estimated Fair Value
Due in one year or less	$90	$90
Due after one year through three years	118	118
Due after three years	3	3
Less than 1% of our investments in available-for-sale securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poors) and A (Fitch). We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; accordingly, we do not consider investments with cost in excess of fair value to be other-than-temporarily impaired at September 30, 2015.

4	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

Upon the sale of a security classified as available-for-sale, the security’s specific unrealized gain (loss) is reclassified out of accumulated other comprehensive income (AOCI) into earnings based on the specific identification method. In the 2015 nine months we sold a portion of our marketable securities in preparation for recall-related payments and other cash management activity. See Note 5 for more information.
The total of interest and marketable securities income was $1 and $10 for the 2015 and 2014 three months, and $12 and $21 for the 2015 and 2014 nine months. The amounts are included in other income (expense).
Summary of marketable securities:

	September	December
	2015	2014
Available for Sale Securities:	Amortized Cost
Corporate and asset-backed debt securities	$68	$1,523
Foreign government debt securities	80	725
United States agency debt securities	24	382
United States treasury debt securities	34	474
Certificates of deposit	5	110
Other	—	12
	Gross Unrealized Gains
Corporate and asset-backed debt securities	$—	$3
Foreign government debt securities	—	2
	Gross Unrealized Losses
Corporate and asset-backed debt securities	$—	$(1)
Foreign government debt securities	—	(1)
	Estimated Fair Value
Corporate and asset-backed debt securities	$68	$1,525
Foreign government debt securities	80	726
United States agency debt securities	24	382
United States treasury debt securities	34	474
Certificates of deposit	5	110
Other	—	12
Total available-for-sale marketable securities	$211	$3,229
Trading marketable securities	77	80
Total marketable securities	$288	$3,309
Reported as:
Current assets - marketable securities	$209	$3,205
Current assets - prepaid expenses and other	2	24
Noncurrent assets - other	77	80
At September 30, 2015 the fair value and gross unrealized losses of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are:

	Number of Investments	Fair Value	Unrealized Losses
Corporate and asset-backed	25	$21	$—
Foreign Government	4	10	—
United States Agency	1	5	—
United States Debt	1	—	—
Certificate of deposit	1	1	—
Less than 12 months	32	$37	$—

Corporate and asset-backed	26	$22	$—
Foreign Government	4	10	—
United States Agency	1	5	—
United States Debt	1	—	—
Certificate of Deposit	1	1	—
Total	33	$38	$—

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
The gross notional, maximum term and gross fair value amounts of foreign exchange forward contract derivatives designated and non-designated as hedging instruments are:

	Designated	Non-Designated	Total
September 30, 2015
Gross Notional Amount	$565	$2,366	$2,931
Maximum term in days			546
Fair Value
Other Current Assets	$26	$6	$32
Other Noncurrent Assets	2	—	2
Other Current Liabilities	(6)	(6)	(12)
Other Noncurrent Liabilities	(1)	—	(1)
	$21	$—	$21
December 31, 2014
Gross Notional Amount	$357	$2,085	$2,442
Maximum term in days			546
Fair Value
Other Current Assets	$18	$12	$30
Other Noncurrent Assets	2	—	2
Other Current Liabilities	—	(12)	(12)
	$20	$—	$20
The net currency exchange rate gains (losses) for both designated and non-designated derivative instruments and the underlying amounts are:

	Three Months		Nine Months
Recorded In:	2015	2014	2015	2014
Cost of goods sold	$7	$(1)	$12	$4
Other income (expense)	(5)	(2)	(16)	(11)
Total	$2	$(3)	$(4)	$(7)
Pretax gains on derivatives designated as hedges that are expected to be reclassified from AOCI into earnings within the next twelve months are $24. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There have been no ineffective portions of derivatives that have resulted in gains or losses in any of the periods presented.
Net Investment Hedge
In September 2015 we designated certain long-term intercompany loans payable and forward exchange contracts as net investment hedges of our investments in certain international subsidiaries that use the Euro as their functional currency. The effective portion of derivatives designated as net investment hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded as a component of AOCI. At September 30, 2015 the total after-tax amount in AOCI was $8 and the notional value, after tax, of our designated net investment hedges was $754.
For the long-term intercompany loan payable designated as net investment hedges, we used the spot method to measure the ineffectiveness. For the forward exchange contracts designated as net investment hedges, we used the forward method to measure ineffectiveness. Under these methods, for each reporting period, the change in the carrying value of the Euro-denominated amounts due to remeasurement of the effective portion is reported as a component of AOCI and the remaining change in the carrying value

5	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

of the ineffective portion, if any, is recognized in other income (expense), net. We evaluate the effectiveness of our net investment hedges quarterly and did not record any ineffectiveness for the 2015 three months.
Interest Rate Risk on Future Debt Issuance
Forward starting interest rate derivative instruments designated as cash flow hedges are used to manage the exposure to interest rate volatility with regard to future issuance and refinancing of debt. The effective portion of the gains or losses on the forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges is reported as a component of AOCI. Beginning in the period in which the planned debt refinancing occurs and the related derivative instrument is terminated, the effective portion of the gains or losses is then reclassified into interest expense over the term of the related debt.
At September 30, 2015 we had interest rate swaps with notional amounts totaling $875 designated as forward starting interest rate swaps in anticipation of future debt issuances. The market value of outstanding interest rate swap agreements at September 30, 2015 was $8, which is recorded in accrued expenses and other liabilities with an offsetting amount recorded in AOCI. During the 2015 three months we terminated a forward starting interest rate swap and recorded $10 in AOCI related to hedges on future debt issuances. The cash flow effect of this hedge is recorded in cash flow from operations. Upon the probable issuance of the debt, these amounts will be released to interest expense over the term of the debt.
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
At September 30, 2015 we had interest rate swaps in gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 senior unsecured notes due in 2024. There was no hedge ineffectiveness recorded as a result of these fair value hedges.
Certain amounts related to our fair value hedge instruments are:

	September 2015	December 2014
Gross Notional Amount	$500	$500
Fair Value
Other Noncurrent Assets	23	10
Long Term Debt	(23)	(10)
	$—	$—
We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.

NOTE 4 - ACQUISITIONS
In January 2015 we completed the acquisition of certain assets of CHG Hospital Beds, Inc. (CHG). CHG designs, manufactures and markets a series of low-height hospital beds and related accessories. This acquisition is recorded within our Medsurg segment. In addition to CHG, certain other acquisitions completed in 2015 are included in the "Other" column.
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
The allocation of the purchase prices of each acquisition to the acquired net assets is as follows:

	2015	2014
	Other	SBi	Berchtold	PST	Other
Purchase price paid	$125	$365	$184	$120	$216
Contingent consideration	9	—	—	—	—
Total purchase consideration	$134	$365	$184	$120	$216
Tangible assets:
Cash	—	—	12	—	—
Inventory	9	23	22	7	5
Other assets	17	6	44	19	25
Liabilities	(5)	(2)	(45)	(31)	(29)
Intangible assets:
Customer relationship	10	20	11	33	5
Trade name	1	—	7	—	—
Developed technology & patents	41	73	32	26	115
Non-compete agreements	2	1	—	—	—
IPRD	—	1	—	—	2
Goodwill	59	243	101	66	93
	$134	$365	$184	$120	$216
Weighted-average life of intangible assets	10	12	8	14	12
The measurement periods for SBi, Berchtold, PST and certain other acquisitions in 2014 have been completed. Revisions to the original purchase price allocation were not material. The purchase price allocations for CHG and certain other acquisitions are based upon preliminary valuations, and our estimates and assumptions are subject to change within the measurement period as the valuations are finalized. We are in the process of verifying data and information related to these acquisitions to finalize the recording of identifiable intangible assets, deferred income taxes and goodwill. Goodwill acquired associated with the SBi and CHG acquisitions are deductible for tax purposes.
The effects of all the acquisitions described above are included in our Consolidated Financial Statements prospectively from the close of the respective acquisition. Pro forma consolidated results of operations for the three or nine months 2015 and 2014 would not differ significantly as a result of these acquisitions.
The estimated amortization expense for our amortizable intangible assets for the next five years is:

	Remainder of 2015	2016	2017	2018	2019
Amortization expense	$51	$172	$170	$154	$138

6	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

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
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. On November 3, 2014 we announced that we had entered into a settlement agreement to compensate eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem prior to that date. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, some lawsuits will remain and we will continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter on a global basis is estimated to be approximately $2,027 ($2,206 before $179 of third-party insurance recoveries) to $2,554.  In the 2015 three months, we recorded additional charges to earnings of $149, representing the excess of the minimum of the range over the previously recorded reserves. In the 2015 three months we made initial payments totaling $1,133 to eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem as part of the settlement agreement. The final outcome of this matter is dependent on many factors that are difficult to predict including the number of enrollees in the settlement program and the total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we filed a lawsuit in federal court against Zimmer Holdings, Inc. (Zimmer), alleging that a Zimmer product infringed three of our patents. In 2013 following a jury trial favorable to us, the trial judge entered a final judgment that, among other things, awarded us damages of $76 and ordered Zimmer to pay us enhanced damages. Zimmer appealed this ruling. In December 2014 the Federal Circuit affirmed the damages awarded to us, reversed the order for enhanced damages and remanded the issue of attorney fees to the trial court. The Federal Circuit denied our petition for a rehearing en banc on the issue of enhanced damages but on October 19, 2015 the United States Supreme Court agreed to hear our appeal on this issue. In May 2015 the trial court entered a stipulated final judgment that, among other things, required Zimmer to pay us the base amount of damages and interest by July 15, 2015, while the issues of enhanced damages and attorney fees continue to be pursued. We concluded that all of the contingencies associated with this payment were resolved when the judgment was entered. Accordingly, we recorded a gain of $54, net of legal costs, to selling, general and administrative expenses in June 2015. On July 15, 2015 we received the payment from Zimmer.
In April 2011 Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) brought a lawsuit against us alleging infringement under United States patent laws with respect to nine patents related to electrical network communications for hospital beds.  On March 31, 2015 the court granted the parties’ joint motion to dismiss with prejudice the claims and counterclaims associated with three of these patents.  The case has been stayed with respect to the remaining six patents, which currently are under reexamination by the United States Patent Office.  The ultimate resolution of this matter cannot be predicted and it is not possible at this time for us to estimate any probable loss or range of probable losses.  However, the ultimate result could have a material adverse effect on our financial position, results of operations and cash flows.
NOTE 6 - DEBT AND CREDIT FACILITIES
During the 2015 nine months, we repaid all $500 of our senior unsecured notes that were due on January 15, 2015. Our commercial paper program allows us to have a maximum of $1,250 in commercial paper outstanding, with maturities up to 397 days from the date of issuance. At September 30, 2015 outstanding commercial paper totaled $200, the weighted-average original maturity of the commercial paper outstanding was approximately 45 days and the weighted average annualized interest rate of short-term debt was approximately 1.2%.
Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants at September 30, 2015. We have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. At September 30, 2015 we had $1,250 of borrowing capacity available under all of our existing credit facilities.
At September 30, 2015 the total unamortized debt issuance costs incurred in connection with our outstanding notes were $18. The fair value of long-term debt (excluding the interest rate hedges) at September 30, 2015 and December 31, 2014 was $3,284 and $3,811, respectively, based on the quoted interest rates for similar types and amounts of borrowings.
NOTE 7 - CAPITAL STOCK
In February 2015 we declared a quarterly dividend of $0.345 per share, payable on April 30, 2015 to shareholders of record at the close of business on March 31, 2015. In April 2015 we declared a quarterly dividend of $0.345 per share, payable on July 31, 2015 to shareholders of record at the close of business on September 30, 2015. In July 2015 we declared a quarterly dividend of $0.345 per share, payable on October 30, 2015 to shareholders of record at the close of business on September 30, 2015.
In March 2015 we announced that our Board of Directors had authorized us to purchase up to $2,000 of our common stock (the 2015 Repurchase Program). In 2012, we announced that our Board of Directors had authorized us to purchase up to $405 of our common stock (the 2012 Repurchase Program). The manner, timing and amount of purchases is determined by management

7	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise.
During the 2015 three months we repurchased 1.2 million shares at a cost of $123 under the 2012 Repurchase Program. At September 30, 2015 the maximum dollar value of shares that may yet be purchased was $136 under the 2012 Repurchase Program and $2,000 under the 2015 Repurchase Program.
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in AOCI for the three months:

	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(126)	$24	$(329)	$(431)
OCI before reclassifications	(1)	(2)	(14)	(83)	(100)
Tax (benefit) expense on OCI	—	—	4	—	4
Reclassifications out of AOCI	1	2	(5)	—	(2)
Net current period OCI	—	—	(15)	(83)	(98)
Ending	$—	$(126)	$9	$(412)	$(529)
Changes in AOCI for the nine months:

	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	3	(136)	13	(134)	(254)
OCI before reclassifications	2	8	6	(278)	(262)
Tax (benefit) expense on OCI	(1)	(2)	(2)	—	(5)
Reclassifications out of AOCI	(4)	4	(8)	—	(8)
Net current period OCI	(3)	10	(4)	(278)	(275)
Ending	—	(126)	9	(412)	(529)
Reclassifications out of AOCI for the three and nine months:

	Three Months		Nine Months
	2015	2014	2015	2014
Marketable Securities
Other (income) expense	$1	$(4)	$(5)	$(7)
Tax expense (benefit)	—	1	1	1
Net of tax	1	(3)	(4)	(6)
Pension Plans
Cost of Sales	2	—	6	—
Tax expense (benefit)	—	—	(2)	(1)
Net of tax	2	—	4	(1)
Hedges
Cost of Sales	(7)	—	(12)	(4)
Tax expense (benefit)	2	—	4	2
Net of tax	(5)	—	(8)	(2)
Total, net of tax	$(2)	$(3)	$(8)	$(9)

NOTE 9 - INCOME TAXES
Our effective tax rates for the 2015 and 2014 three months were 12.8% and 86.6%, respectively, and 18.3% and 63.5% for the 2015 and 2014 nine months, respectively. The establishment of our European regional headquarters and certain discrete tax matters impacted our effective tax rate for the 2014 three and nine months. The operating impact of our European regional headquarters and certain discrete tax matters are included in our effective tax rate for the 2015 three and nine months.
NOTE 10 - SEGMENT INFORMATION
Net sales and net earnings by business segment were:

	Three Months		Nine Months
	2015	2014	2015	2014
Orthopaedics	$1,019	$1,016	$3,077	$3,043
MedSurg	943	936	2,809	2,727
Neurotechnology and Spine	458	437	1,345	1,287
Net sales	$2,420	$2,389	$7,231	$7,057
Orthopaedics	288	247	827	752
MedSurg	155	158	457	443
Neurotechnology and Spine	85	100	267	260
Segment net earnings	$528	$505	$1,551	$1,455
Less: other (net of income taxes)
Corporate and other	(52)	(66)	(193)	(197)
Acquisition and integration-related charges	(1)	(17)	(22)	(47)
Amortization of intangible assets	(38)	(34)	(107)	(99)
Restructuring and related charges	(15)	(8)	(58)	(37)
Recall charges	(127)	(23)	(222)	(512)
Legal Matters	—	—	46	—
Tax matters	6	(300)	(78)	(308)
Net earnings	$301	$57	$917	$255
Other than assets associated with the acquisitions that are discussed in greater detail in Note 4, there were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2014.

8	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ABOUT STRYKER
Stryker is one of the world's leading medical technology companies. We offer a diverse array of innovative medical technologies, including reconstructive, medical and surgical, and neurotechnology and spine products, to help people lead more active and more satisfying lives.
We segregate our operations into three reportable business segments: Orthopaedics, MedSurg, and Neurotechnology and Spine. The Orthopaedics segment primarily consists of implants used in hip and knee joint replacements and trauma and extremities surgeries. The MedSurg segment includes surgical equipment and surgical navigation systems (Instruments); endoscopic and communications systems (Endoscopy); patient handling and emergency medical equipment (Medical); and reprocessed and remanufactured medical devices (Sustainability), as well as other medical device products used in a variety of medical specialties. The Neurotechnology and Spine segment includes neurosurgical, neurovascular and spine devices.

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
In January 2015 we completed the acquisition of certain assets of CHG Hospital Beds, Inc. (CHG). CHG designs, manufactures and markets a series of low-height hospital beds and related accessories.

RESULTS OF OPERATIONS	Three Months					Nine Months
	2015	% Net Sales	2014	% Net Sales	% Change	2015	% Net Sales	2014	% Net Sales	% Change
Net sales	$2,420	100.0%	$2,389	100.0%	1.3%	$7,231	100.0%	$7,057	100.0%	2.5%
Gross profit	1,624	67.1	1,560	65.3	4.1	4,782	66.1	4,637	65.7	3.1
Research, development and engineering expenses	155	6.4	153	6.4	1.3	461	6.4	461	6.5	—
Selling, general and administrative expenses	887	36.7	878	36.8	1.0	2,640	36.5	2,607	36.9	1.3
Recall charges	150	6.2	29	1.2	417.2	316	4.4	649	9.2	(51.3)
Intangible amortization	54	2.2	50	2.1	8.0	152	2.1	142	2.0	7.0
Other income (expense), net	(33)	(1.4)	(25)	(1.0)	32.0	(90)	(1.2)	(79)	(1.1)	13.9
Income taxes	44		368		(88.0)	206		444		(53.6)
Net earnings	$301	12.4	$57	2.4	428.1	$917	12.7	$255	3.6	259.6
Diluted net earnings per share	$0.79		$0.16		393.8	$2.40		$0.67		258.2
Adjusted diluted net earnings per share	$1.25		$1.15		8.7	$3.56		$3.29		8.2
For a discussion of non-GAAP financial measures used in this report see "Non-GAAP Financial Measures".

Geographic and segment net sales:	Three Months		% Change		Nine Months		% Change
	2015	2014	Reported	Constant Currency	2015	2014	Reported	Constant Currency
Geographic sales:
United States	$1,756	$1,628	7.8%	7.8%	$5,145	$4,740	8.5%	8.5%
International	664	761	(12.6)	1.8	2,086	2,317	(10.0)	3.8
Total net sales	$2,420	$2,389	1.3	5.9	$7,231	$7,057	2.5	7.0
Segment sales:
Orthopaedics	$1,019	$1,016	0.3	5.8	$3,077	$3,043	1.1	6.5
MedSurg	943	936	0.6	4.1	2,809	2,727	3.0	6.4
Neurotechnology and Spine	458	437	5.0	9.9	1,345	1,287	4.5	9.4
Total net sales	$2,420	$2,389	1.3	5.9	$7,231	$7,057	2.5	7.0

9	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

Supplemental sales growth information:
	Three Months							Nine Months
			Percentage Change							Percentage Change
					U.S.	International						U.S.	International
	2015	2014	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2015	2014	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Knees	$332	$335	(1.1)%	3.5%	5.0%	(14.9)%	0.2%	$1,023	$1,033	(1.0)%	3.4%	3.4%	(10.7)%	3.4%
Hips	307	316	(2.9)	3.1	5.7	(14.6)	(0.4)	939	960	(2.2)	3.5	6.3	(13.4)	(0.2)
Trauma and Extremities	318	309	2.9	9.1	15.1	(12.5)	1.5	940	895	5.1	11.6	17.0	(9.4)	4.9
Other	62	56	12.6	16.7	20.7	(14.3)	3.3	175	155	13.1	16.8	22.2	(13.8)	0.8
ORTHOPAEDICS	$1,019	$1,016	0.3	5.8	9.0	(13.9)	0.5	$3,077	$3,043	1.1	6.5	9.0	(11.3)	2.6
Instruments	359	348	2.8	6.6	8.1	(12.8)	2.1	1,059	1,031	2.6	6.5	7.0	(9.5)	5.0
Endoscopy	336	345	(2.5)	1.4	3.4	(16.9)	(3.5)	992	993	(0.1)	3.5	5.3	(12.9)	(0.7)
Medical	195	190	2.5	5.7	5.4	(9.4)	6.9	597	548	8.9	11.9	11.6	(1.4)	13.3
Sustainability	53	53	(0.4)	(0.3)	(0.4)	(0.3)	19.8	161	155	4.2	4.2	4.2	(3.7)	10.8
MEDSURG	$943	$936	0.6	4.1	5.3	(14.1)	0.4	$2,809	$2,727	3.0	6.4	7.2	(9.6)	3.9
Neurotechnology	275	251	9.8	15.9	15.7	(0.2)	16.3	799	739	8.1	14.0	15.2	(3.0)	12.3
Spine	183	186	(1.5)	1.9	6.1	(18.6)	(7.5)	546	548	(0.2)	3.0	5.7	(14.0)	(3.2)
NEUROTECHNOLOGY AND SPINE	$458	$437	5.0	9.9	11.4	(7.2)	7.2	$1,345	$1,287	4.5	9.4	10.8	(7.0)	6.7

Consolidated Net Sales
Consolidated net sales in the three months increased 1.3% as reported and 5.9% in constant currency, as net sales were negatively impacted by 4.6% due to the impact of foreign currency exchange rates. Excluding the 0.6% impact of acquisitions, net sales increased 5.3% in constant currency, including 6.6% from increased unit volume partially offset by 1.3% lower prices. The increase was led primarily by higher shipments of neurotechnology, trauma and extremities, instruments and medical products.
Consolidated net sales in the nine months increased 2.5% as reported and 7.0% in constant currency, as net sales were negatively impacted by 4.5% due to the impact of foreign currency exchange rates. Excluding the 1.0% impact of acquisitions, net sales increased 5.9% in constant currency, including 7.5% from increased unit volume partially offset by 1.5% lower prices. The increase was led primarily by higher shipments of trauma and extremities, medical, neurotechnology and instruments products.
Orthopaedics Net Sales
Orthopaedics net sales in the three months increased 0.3% as reported and 5.8% in constant currency, as net sales were negatively impacted by 5.5% due to the impact of foreign currency exchange rates. Excluding the 0.3% impact of acquisitions, net sales increased 5.5% in constant currency, including 7.7% from increased unit volume partially offset by 2.2% lower prices. The increase was led primarily by higher shipments of trauma and extremities products.
Orthopaedics net sales in the nine months increased 1.1% as reported and 6.5% in constant currency, as net sales were negatively impacted by 5.4% due to the impact of foreign currency exchange rates. Excluding the 0.7% impact of acquisitions, net sales increased 5.8% in constant currency, including 8.3% from increased unit volume partially offset by 2.6% lower prices. The increase was led primarily by higher shipments of trauma and extremities products.
MedSurg Net Sales
MedSurg net sales in the three months increased 0.6% as reported and 4.1% in constant currency, as net sales were negatively impacted by 3.5% due to the impact of foreign currency exchange rates. Excluding the 1.3% impact of acquisitions, net sales increased 2.8% in constant currency, including 2.9% from increased unit volume partially offset by 0.1% lower prices. The increase was led primarily by higher shipments of our instruments and medical products.
MedSurg net sales in the nine months increased 3.0% as reported and 6.4% in constant currency, as net sales were negatively impacted by 3.4% due to the impact of foreign currency exchange rates. Excluding the 1.8% impact of acquisitions, net sales increased 4.6% in constant currency, including 4.7% from increased unit volume partially offset by 0.1% lower prices. The increase was led primarily by higher shipments of our medical and instruments products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales in the three months increased 5.0% as reported and 9.9% in constant currency as net sales were negatively impacted by 4.9% due to the impact of foreign currency exchange rates. Net sales in constant currency increased 11.7% from increased unit volume partially offset by 1.7% lower prices. The increase was led primarily by higher shipments of neurotechnology products.
Neurotechnology and Spine net sales in the nine months increased 4.5% as reported and 9.4% in constant currency as net sales were negatively impacted by 4.8% due to the impact of foreign currency exchange rates. Excluding the 0.2% impact of acquisitions, net sales in constant currency increased 11.4% from increased unit volume partially offset by 2.2% lower prices. The increase was led primarily by higher shipments of neurotechnology products.
Cost of Sales
Cost of sales as a percentage of net sales in the three months decreased to 32.9% from 34.7% in 2014, primarily due to product mix, the favorable impact of foreign currency exchange rates and higher acquisition inventory step up amortization in 2014. Cost of sales in 2015 and 2014 includes ($6) and $10, respectively, related to inventory that was stepped up to fair value following acquisitions, and $2 and ($1), respectively, of restructuring-related costs. Excluding the impact of the acquisition and restructuring-related costs described above, cost of sales as a percentage of net sales was 33.1% and 34.3% in 2015 and 2014, respectively.
Cost of sales as a percentage of net sales in the nine months decreased to 33.9% from 34.3% in 2014, primarily due to the product mix and the favorable impact of foreign currency exchange rates. Cost of sales in 2015 and 2014 also includes $7 and $24, respectively, related to inventory that was stepped up to fair value following acquisitions and $4 of restructuring-related costs in 2015.

10	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

Excluding the impact of the acquisition and restructuring-related costs described above, cost of sales as a percentage of net sales was 33.7% and 33.9% for the nine months 2015 and 2014.
Research, Development and Engineering Expenses
Research, development and engineering expenses for the three months increased 1.3% to $155 and was 6.4% of net sales for both years and were unchanged for the nine months at $461, a decrease to 6.4% of net sales from 6.5% in 2014. The spending levels in 2015 were driven by the timing of spending on projects and investments in new technologies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales for the three months decreased to 36.7% from 36.8% in 2014. 2015 and 2014 includes acquisition and integration-related charges of $5 and $14, respectively, and restructuring-related charges of $20 and $20, respectively. Excluding the impact of the charges noted above, expenses increased to 35.6% of net sales from 35.3% in 2014, primarily due to increased expenses related to our European regional headquarters and related selling activities partially offset by disciplined expense management.
Selling, general and administrative expenses as a percentage of net sales for the nine months decreased to 36.5% from 36.9% in 2014, primarily due to a $54 gain from a legal settlement, and in 2015 and 2014 includes acquisition and integration-related charges of $24 and $46, respectively, and restructuring-related charges of $74 and $54, respectively. Excluding the impact of the gain and the charges noted above, expenses increased to 35.9% of net sales from 35.5% in 2014, primarily due to increased expenses related to our European regional headquarters and related selling activities. In addition, higher compensation costs, due in part to sales performance-related commissions, were partially offset by disciplined expense management.
Recall Charges
Recall charges were due to the previously disclosed Rejuvenate and ABG II modular-neck hip stems voluntary recall and other recall matters and in 2015 and 2014 were $150 and $29 in the three months, and $316 and $649 in the nine months, respectively. Refer to Note 5 in the Notes to the Consolidated Financial Statements for further information.
Intangibles Amortization
Intangibles amortization in 2015 and 2014 was $54 and $50 in the three months and $152 and $142 in the nine months, respectively. The increase was primarily due to acquisitions.
Other Income (Expense), net
Other income (expense), net in 2015 and 2014 was $33 and $25 in the three months, and $90 and $79 in the nine months, respectively.
Income Taxes
The effective income tax rate on earnings was 12.8% and 86.6% for the 2015 and 2014 three months, respectively and 18.3% and 63.5% for the 2015 and 2014 nine months, respectively. The operating impact of our European regional headquarters and certain discrete tax matters are included in our effective tax rate for the 2015 three and nine months. The effective income tax rate for 2014 three and nine months includes the tax impacts of the establishment of a European regional headquarters and the planned cash repatriation.

Net Earnings
Net earnings in the three months increased to $301 or $0.79 per diluted share from $57 or $0.16 per diluted share in 2014. Adjusted diluted net earnings per share increased 8.7% to $1.25 in 2015 from $1.15 in 2014. The impact of foreign currency exchange rates on net earnings reduced adjusted diluted net earnings per share by approximately $0.06 and $0.01 in 2015 and 2014, respectively.
Net earnings in the nine months increased to $917 or $2.40 per diluted share from $255 or $0.67 per diluted share in 2014. Adjusted diluted net earnings per share increased 8.2% to $3.56 in 2015 from $3.29 in 2014. The impact of foreign currency exchange rates on net earnings reduced adjusted diluted net earnings per share by approximately $0.20 and $0.08 in 2015 and 2014, respectively.
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
To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. These adjustments are irregular in timing, may not be indicative of our past and future performance and are therefore excluded to allow investors to better understand underlying operating trends. The following are examples of the types of adjustments that may be included in a period:

1.	Acquisition and integration-related costs. Costs related to integrating recently acquired businesses and specific costs related to the consummation of the acquisition process.

2.	Amortization of intangible assets. Periodic amortization expense related to purchased intangible assets.

11	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

3.	Restructuring-related charges. Costs associated with focused workforce reductions and other restructuring activities.

4.	Recall matters. Our best estimate of the minimum of the range of probable loss to resolve certain product recalls.

5.	Regulatory and legal matters. Our best estimate of the minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.

6.	Tax matters. Certain significant and discrete tax items and adjustments to interest expense related to the settlement of certain tax matters.
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

The following reconciles the non-GAAP financial measures of adjusted gross profit; adjusted selling, general and administrative expense; adjusted amortization of intangible assets; adjusted operating income; adjusted net earnings; adjusted effective tax rate; and adjusted diluted net earnings per share with the most directly comparable GAAP financial measures:

2015 Three Months	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$1,624	$887	$54	$378	$301	12.8%	$0.79
Acquisition and integration-related charges
Inventory stepped up to fair value	(6)	—	—	(6)	(4)	(0.3)	(0.01)
Other acquisition and integration-related	—	(5)	—	5	5	(0.2)	0.01
Amortization of intangible assets	—	—	(54)	54	38	2.1	0.12
Restructuring-related charges	2	(20)	—	22	15	0.3	0.04
Rejuvenate and other recall matters	—	—	—	150	127	0.3	0.32
Tax matters	—	—	—	—	(6)	1.4	(0.02)
ADJUSTED	$1,620	$862	$—	$603	$476	16.4%	$1.25

2014 Three Months	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$1,560	$878	$50	$450	$57	86.6%	$0.16
Acquisition and integration-related charges
Inventory stepped up to fair value	10	—	—	10	6	0.5	0.02
Other acquisition and integration-related	—	(14)	—	14	11	0.1	0.03
Amortization of intangible assets	—	—	(50)	50	34	1.4	0.09
Restructuring-related charges	(1)	(20)	—	19	8	1.7	0.02
Rejuvenate and other recall matters	—	—	—	29	23	0.1	0.06
Tax Matters	—	—	—	—	300	(70.5)	0.77
ADJUSTED	$1,569	$844	$—	$572	$439	19.9%	$1.15

2015 Nine Months	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$4,782	$2,640	$152	$1,213	$917	18.3%	$2.40
Acquisition and integration-related charges
Inventory stepped up to fair value	7	—	—	7	4	0.2	0.01
Other acquisition and integration-related	—	(24)	—	24	18	0.2	0.05
Amortization of intangible assets	—	—	(152)	152	107	1.6	0.30
Restructuring-related charges	4	(74)	—	78	58	0.3	0.15
Rejuvenate and other recall matters	—	—	—	316	222	3.8	0.57
Legal matters	—	53	—	(53)	(46)	0.2	(0.12)
Tax matters	—	—	—	—	78	(7.0)	0.20
ADJUSTED	$4,793	$2,595	$—	$1,737	$1,358	17.6%	$3.56

12	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

2014 Nine Months	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$4,637	$2,607	$142	$778	$255	63.5%	$0.67
Acquisition and integration-related charges
Inventory stepped up to fair value	24	—	—	24	15	0.5	0.04
Other acquisition and integration-related	—	(46)	—	46	32	0.6	0.08
Amortization of intangible assets	—	—	(142)	142	99	1.6	0.26
Restructuring-related charges	—	(54)	—	54	37	0.7	0.10
Rejuvenate and other recall matters	—	—	—	649	512	(0.8)	1.32
Tax matters	—	—	—	—	308	(44.0)	0.82
ADJUSTED	$4,661	$2,507	$—	$1,693	$1,258	22.1%	$3.29
The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as those used in the calculation of the reported per share amounts.
LIQUIDITY AND CAPITAL RESOURCES

	Nine Months
	2015	2014
Net cash provided by operating activities	$228	$1,103
Net cash provided by (used in) investing activities	2,541	(1,790)
Net cash (used in) provided by financing activities	(1,302)	711
Effect of exchange rate changes	(99)	(7)
Change in cash and cash equivalents	$1,368	$17
Operating Activities
Cash provided by operations was $228 and $1,103 in 2015 and 2014, respectively. This decrease was primarily due to the initial settlement payments to eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem and the timing of income tax payments.
The net of accounts receivable, inventory and accounts payable resulted in the consumption of $83 and $214 of cash in 2015 and 2014, respectively. Inventory days on hand for the 2015 nine months increased by 28 days from December 31, 2014. Inventory days on hand for the 2014 nine months increased by 30 days from December 31, 2013. Accounts receivable days sales outstanding for the 2015 nine months increased by 2 days from December 31, 2014.
Investing Activities
Cash provided by investing activities was $2,541 in 2015 compared to cash used in investing of $1,790 in 2014. This change is primarily due to the sale of a portion of our marketable securities in 2015 in preparation for recall-related payments and other cash management activity.
Acquisitions. Acquisitions resulted in cash consumption of $140 and $825 in 2015 and 2014, respectively. In 2015 the primary acquisition was CHG and in 2014 the primary acquisitions were Patient Safety Technologies, Inc., Pivot Medical Inc., Berchtold Holding, AG and Small Bone Innovations, Inc.
Capital Expenditures. Capital expenditures were $191 and $172 in 2015 and 2014, respectively. Capital expenditures are expected to be higher than 2014 throughout the remainder of 2015.
Marketable Securities. Net cash provided by the sales of marketable securities was $2,872 in 2015 and net cash used to purchase marketable securities was $793 in 2014.

Financing Activities
Dividend Payments. Dividends paid per common share increased 13.1% to $1.035 per share in 2015, compared to $0.915 in 2014. Total dividend payments to common shareholders were $391 and $346 in 2015 and 2014, respectively.
Long-Term and Short-Term Debt. Net repayments of debt were $501 in 2015, as we repaid our senior unsecured notes that were due on January 15, 2015. Net borrowings were $1,195 in 2014. Refer to Note 6 in the Notes to the Consolidated Financial Statements for further information.
Share Repurchases. Share repurchases were $446 and $100 in 2015 and 2014, respectively.
Liquidity
Cash, cash equivalents and marketable securities were $3,372 and $5,000 at September 30, 2015 and December 31, 2014, respectively, and current assets exceeded current liabilities by $4,480 and $5,209, respectively. We anticipate being able to support our short-term liquidity and operating needs, including settlements related to the Rejuvenate and ABG II recalls, from a variety of sources, including cash from operations, commercial paper and existing credit lines. In the past we have also raised funds in the capital markets and may continue to do so from time to time in the future. We have strong short-term and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due.
Should additional funds be required, we had approximately $1,250 of borrowing capacity available under all of our existing credit facilities at September 30, 2015.
At September 30, 2015 approximately 70.8% of our consolidated cash, cash equivalents and marketable securities were held in locations outside the United States. In 2015 we have repatriated approximately $727 of this cash, and we expect to repatriate additional cash in the fourth quarter. Our remaining cash held in locations outside the United States is considered to be indefinitely reinvested. We intend to use this cash to expand operations, either organically or through acquisitions, outside the United States.
We continually evaluate our receivables, particularly in Spain, Portugal, Italy and Greece (the Southern European Region). Our net receivables in Greece were insignificant. The total net receivables from the Southern European Region were approximately $143 and $154 at September 30, 2015 and December 31, 2014, respectively, including approximately $77 and $78, respectively, of sovereign receivables. We believe that our current reserves related to receivables are adequate and any additional credit risk associated with the Southern European Region is not expected to have a material adverse impact on our financial position or liquidity. We currently do not have any investments in the sovereign debt instruments of any country in the Southern

13	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

European Region.  Any non-sovereign exposure in these countries in our investment portfolios is considered immaterial.
In the 2015 three months we made initial payments of $1,133 to eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem as part of the settlement agreement.
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
OTHER MATTERS
Legal and Regulatory Matters
As further described in Note 5 to the Consolidated Financial Statements, we recorded additional charges to earnings of $149 representing the excess of the minimum of the range of probable loss to resolve the Rejuvenate and ABG II recalls over the previously recorded reserves. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $2,027 ($2,206 before $179 of third-party insurance recoveries) to $2,554 The final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and could have a material adverse effect on our financial position, results of operations and cash flows.
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
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2015 was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Vice President, Chief Financial Officer (the Certifying Officers). Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective.
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
(c) In March 2015 we announced that our Board of Directors had authorized us to purchase up to $2,000 of our common stock (the 2015 Repurchase Program). In 2012, we announced that our Board of Directors had authorized us to purchase up to $405 of our common stock (the 2012 Repurchase Program). The manner, timing and amount of purchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are to be made from time to time in the open market, in privately negotiated transactions or otherwise.
During the three months, we repurchased 1.2 million shares at a cost of $123 under the 2012 Repurchase Program. At September 30, 2015 the maximum dollar value of shares that may yet be purchased was $136 under the 2012 Repurchase Program and $2,000 under the 2015 Repurchase Program.
A summary of the activity pursuant to the Repurchase Programs for the three months is:

	Total Number of Shares (in millions)
Period	Purchased	Purchased as Part of Public Announced Plans	Average Price Paid Per Share	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans
July 1 - 31, 2015	0.2	0.2	$96.02	$2,238
Aug 1 - 31, 2015	0.2	0.2	99.89	2,210
Sep 1 - 30, 2015	0.8	0.8	98.36	$2,136
Total	1.2	1.2	98.54

ITEM 6.	EXHIBITS

(a)
	10.1	Separation Agreement and Release between Ramesh Subrahmanian and Stryker Corporation, dated as of September 16, 2015
	31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
* Furnished with this Form 10-Q

15	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

October 23, 2015	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, Chairman and Chief Executive Officer

October 23, 2015	/s/ WILLIAM R. JELLISON
Date	William R. Jellison, Vice President, Chief Financial Officer

16

STRYKER CORPORATION	2015 Third Quarter Form 10-Q

EXHIBIT INDEX

10.1
Separation Agreement and Release between Ramesh Subrahmanian and Stryker Corporation, dated as of September 16, 2015 - Incorporated by reference to our Form 8-K dated September 17, 2015 (Commission File No. 000-09165)

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

17