Form 10-K
period 2015-12-31
STRYKER CORP
filed 2016-02-11
CIK 310764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

FORM 10-K
_______________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐       NO  ☒
Based on the closing sales price of June 30, 2015 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $33,330,554,534. The number of shares outstanding of the registrant’s common stock, $.10 par value, was 372,982,213 on January 31, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2016 Annual Meeting of Shareholders (the 2016 proxy statement) are incorporated by reference into Part III.

STRYKER CORPORATION 2015 Form 10-K

STRYKER CORPORATION 2015 Form 10-K

PART I

ITEM 1.	BUSINESS.
General
Stryker Corporation is a global leader in medical technology with 2015 revenues of $9,946 and net earnings of $1,439. Stryker's products include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment; neurosurgical, neurovascular and spinal devices; as well as other medical device products used in a variety of medical specialties.
Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a prominent orthopaedic surgeon and the inventor of several orthopaedic products. In the United States most of Stryker's products are marketed directly to doctors, hospitals and other healthcare facilities. Stryker's products are sold in over 100 countries through company-owned sales subsidiaries and branches as well as third-party dealers and distributors.
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
Net Sales by Reportable Segment

	2015		2014		2013
Orthopaedics	$4,223	43%	$4,153	43%	$3,949	44%
MedSurg	3,895	39	3,781	39	3,414	38
Neurotechnology and Spine	1,828	18	1,741	18	1,658	18
Total	$9,946	100%	$9,675	100%	$9,021	100%
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
Stryker is one of four leading competitors globally for joint replacement and trauma products; the other three being Zimmer Biomet Holdings, Inc. (Zimmer), DePuy Synthes (companies of Johnson & Johnson) and Smith & Nephew plc (Smith & Nephew).
Composition of Net Sales

	2015		2014		2013
Knees	$1,403	33%	$1,396	34%	$1,371	35%
Hips	1,263	30	1,291	31	1,272	32
Trauma and Extremities	1,291	31	1,230	30	1,116	28
Other	266	6	236	5	190	5
Total	$4,223	100%	$4,153	100%	$3,949	100%

In 2015 we received clearance by the Food and Drug Administration (FDA) for our Mako total knee application. This expands our Mako product offerings of partial knee and total hip applications to provide a comprehensive solution in the robotic arm-assisted reconstructive surgery line.
In 2014 we acquired certain assets of Small Bone Innovations, Inc. (SBi). SBi products are designed and promoted for upper and lower extremity small bone indications, with a focus on small joint replacement.
In 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. In November 2014 we entered into a settlement agreement to compensate eligible United States patients who had surgery to replace their Rejuvenate and ABG II Modular-Neck hip stems, known as a "revision surgery", prior to November 3, 2014. To date we have recorded charges to earnings totaling $1,824 ($2,056 before $232 of insurance recoveries) representing the actuarially determined low end of the range of probable loss to resolve this entire matter globally. In 2015 we made recall-related payments of $1,202 to eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem as part of the settlement agreement. See Note 8 to the Consolidated Financial Statements in Item 8 of this report for further information.
MedSurg
MedSurg products include surgical equipment and surgical navigation systems (Instruments); endoscopic and communications systems (Endoscopy); patient handling and emergency medical equipment (Medical); and reprocessed and remanufactured medical devices (Sustainability) as well as other medical device products used in a variety of medical specialties.
Stryker is one of five leading competitors globally in Instruments; the other four being Zimmer, Medtronic plc., Johnson & Johnson and ConMed Linvatec, Inc. (a subsidiary of CONMED Corporation). In Endoscopy we compete with Smith & Nephew, ConMed Linvatec, Arthrex, Inc., Karl Storz GmbH & Co., Olympus Optical Co. Ltd and Steris. Our primary competitor in Medical is Hill-Rom Holdings, Inc.
Composition of Net Sales

	2015		2014		2013
Instruments	$1,466	38%	$1,424	38%	$1,269	37%
Endoscopy	1,390	36	1,382	37	1,222	36
Medical	823	21	766	20	710	21
Sustainability	216	5	209	5	213	6
Total	$3,895	100%	$3,781	100%	$3,414	100%
In 2015 we acquired CHG Hospital Beds, Inc. ("CHG"). CHG designs, manufactures and markets low-height hospital beds and related accessories.
In 2015 Instruments launched the Signature Drill Portfolio, the next generation neurosurgical high speed drill platform.  The Signature Drill Portfolio allows surgeons to customize their preferences from three new motors, four new attachment lines, I.D. Touch™ Software, tunable drive technology, new cutting accessories, and a variety of user preferences to configure their Signature custom-fit drill. Endoscopy launched the 1588 AIM Platform which is the first visualization system to seamlessly integrate five unique imaging modalities into one platform designed to enhance visualization of patient anatomy across multiple surgical specialties. Medical launched the TruRize clinical chair which is designed to promote early patient mobility and safe patient handling.

1	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

In 2014 we acquired Berchtold Holding, AG (Berchtold). Berchtold sells surgical tables, equipment booms and surgical lighting systems. In 2014 we acquired Patient Safety Technologies, Inc. (PST). PST’s proprietary Safety-Sponge® System and SurgiCount 360™ compliance software helps to prevent Retained Foreign Objects in the operating room. Other acquisitions in 2014 include the acquisition of Pivot Medical, Inc. (Pivot). Pivot develops and sells innovative products for hip arthroscopy.
Neurotechnology and Spine
Neurotechnology and Spine products include both neurosurgical and neurovascular devices. Our neurotechnology offering includes products used for minimally invasive endovascular techniques; a comprehensive line of products for traditional brain and open skull base surgical procedures; orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products; and minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke. Our spinal implant offering includes cervical, thoracolumbar and interbody systems used in spinal injury, deformity and degenerative therapies.
Stryker is one of five leading competitors globally in Neurotechnology; the other four being Medtronic, Johnson & Johnson, Terumo Corporation, and Penumbra, Inc. Stryker is one of five leading competitors globally in Spine; the other four being MedTronic Sofamor Danek, Inc. (a subsidiary of Medtronic), DePuy Synthes, Nuvasive, Inc. and Globus Medical, Inc.
Composition of Net Sales

	2015		2014		2013
Neurotechnology	$1,088	60%	$1,001	57%	$915	55%
Spine	740	40	740	43	743	45
Total	$1,828	100%	$1,741	100%	$1,658	100%
In 2015 the New England Journal of Medicine released results of a study finding that intra-arterial treatment to remove stroke-causing blood clots provides better outcomes than using a clot dissolving drug. One of the devices used in this study was our Trevo™ Retriever. Medical professionals in the field believe that the study's results will change the practice of acute stroke treatments. Stryker's Trevo™ Retriever is a leading device in the market that allows physicians to visualize blood clot interaction during treatment.
Geographic Areas
In 2015 approximately 71.5% of our revenues were generated from customers in the United States. Additional geographic information is included under "Results of Operations" in Item 7 of this report and Note 13 to the Consolidated Financial Statements in Item 8 of this report.
Raw Materials and Inventory
Raw materials essential to our business are generally readily available from multiple sources. Substantially all products we manufacture are stocked in inventory, while certain MedSurg products are assembled to order. The dollar amount of backlog orders at any given time is not considered material to an understanding of our business taken as a whole.
Patents and Trademarks
Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of such products restricts competitors from duplicating these unique designs and features. We seek to obtain patent protection on our products whenever appropriate for protecting our competitive advantage. On December 31, 2015 we owned approximately 1,884 United States patents and approximately 3,014 international patents.

Seasonality
Our business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is typically lower during the summer months, and sales of capital equipment are generally higher in the fourth quarter.
Competition
In all of our product lines we compete with local and global companies. Competition exists in all product lines without regard to the number and size of the competing companies involved. The development of new and innovative products is important to our success in all areas of our business and competition in research, involving the development and the improvement of new and existing products and processes, is particularly significant. The competitive environment requires substantial investments in continuing research and in maintaining sales forces.
The principal factors that we believe differentiate us in the highly competitive product categories in which we operate and enable us to compete effectively include our commitment to innovation and quality, service and reputation. We believe that our competitive position in the future will depend to a large degree on our ability to develop new products and make improvements to existing products.
Product Development
Most of our products and product improvements have been developed internally at research facilities in the United States, France, Germany, India, Ireland, Puerto Rico and Switzerland. We also invest through acquisitions in technologies developed by third parties that have the potential to expand the markets in which we operate. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist us in product development efforts. The total costs of research, development and engineering activities were $625, $614, and $536 in 2015, 2014 and 2013.
Regulation
Our businesses are subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation.
In the United States the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and its subsequent amendments, and the regulations issued and proposed thereunder, provide for regulation by the FDA of the design, manufacture and marketing of medical devices, including most of our products. Many of our new products fall into FDA classifications that require notification submitted as a 510(k) and review by the FDA before we begin marketing them. Certain of our products require extensive clinical testing, consisting of safety and efficacy studies, followed by pre-market approval (PMA) applications for specific surgical indications.
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

STRYKER CORPORATION 2015 Form 10-K

unique regulatory requirements of each of the countries in Europe and other countries in which we market our products.
Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare expenses generally and hospital costs in particular, including price regulation and competitive pricing, are ongoing in markets where we do business. It is not possible to predict at this time the long-term impact of such cost containment measures on our future business. In addition, business practices in the healthcare industry are scrutinized, particularly in the United States, by federal and state government agencies, and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.
Employees
On December 31, 2015 we had approximately 27,000 employees globally. Certain international employees are covered by collective bargaining agreements. We believe that we maintain positive relationships with our employees globally.
Executive Officers on January 31, 2016

Name	Age		First Became an Executive Officer
Kevin A. Lobo	50	Chairman and Chief Executive Officer	2011
Yin C. Becker	52	Vice President of Communication and Public Affairs	2016
William E. Berry Jr.	50	Vice President, Corporate Controller and Principal Accounting Officer	2014
Lonny J. Carpenter	54	Group President, Global Quality and Business Operations	2008
M. Kathryn Fink	46	Vice President, Global Human Resources	2016
David K. Floyd	55	Group President, Orthopaedics	2012
Michael D. Hutchinson	45	General Counsel	2014
William R. Jellison	58	Vice President and Chief Financial Officer	2013
Katherine A. Owen	45	Vice President, Strategy and Investor Relations	2007
Bijoy S.N. Sagar	47	Vice President, Chief Information Officer	2014
Timothy J. Scannell	51	Group President, MedSurg and Neurotechnology	2008
Each of our executive officers was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 2016 or until a successor is chosen and qualified or until his or her resignation or removal. Each of our executive officers has held the position above or has served Stryker in various executive or administrative capacities for at least five years, except for Mr. Lobo, Mr. Berry, Mr. Floyd, Ms. Fink, Mr. Jellison and Mr. Sagar. Prior to joining Stryker in April 2011, Mr. Lobo held a variety of senior level leadership roles for the previous nine years at Johnson & Johnson, most recently as Worldwide President of Ethicon Endo-Surgery. Prior to joining Stryker in August 2011, Mr. Berry served for two years as Assistant Corporate Controller for Whirlpool Corporation, the world's leading manufacturer and marketer of major home appliances, and before that held a variety of senior finance roles at Delphi Automotive and Federal Mogul Corporation, both global automotive parts manufacturers. Mr. Floyd was the Chief Executive Officer for OrthoWorx and held a variety of senior level leadership roles with DePuy Synthes, Abbott Spine, AxioMed Spine, and

Centerpulse Orthopaedics. Prior to joining Stryker in October 2013, Ms. Fink held a variety of senior level human resources roles for the previous six years at Johnson & Johnson, most recently as the Worldwide Vice President, Human Resources of Ethicon. While at Stryker, Ms. Fink held two different senior level Human Resource roles. Prior to joining Stryker in April 2013, Mr. Jellison was Senior Vice President and Chief Financial Officer at Dentsply International, the world's largest manufacturer of professional dental products, and before that held a variety of senior level leadership roles over a 15-year period at Dentsply. Prior to joining Stryker in May 2014, Mr. Sagar served as the Chief Information officer for Merck Millipore, and before that as Global Head of Information Systems and a member of the divisional board for the chemicals division of Merck KGaA. Prior to joining Stryker in November 2012, On December 31, 2015 Ramesh Subrahmanian stepped down from his role as International Group President. On January 26, 2016 we announced that Mr. Jellison has elected to retire from his role as Vice President, Chief Financial Officer effective April 1, 2016. Glenn S. Boehnlein, who has served as Group Vice President, Chief Financial Officer for MedSurg & Neurotechnology since 2011, has been promoted to Vice President, Chief Financial Officer effective April 1, 2016. Before his role as Group Vice President, Chief Financial Officer for MedSurg & Neurotechnology, Mr. Boehnlein held a variety of senior finance roles in the MedSurg & Neurotechnology group.
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

STRYKER CORPORATION 2015 Form 10-K

uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, cash flows, financial condition or results of operations.
LEGAL AND REGULATORY RISKS
The impact of United States healthcare reform legislation on our business remains uncertain: In 2010 federal legislation to reform the United States healthcare system was enacted into law. The legislation is far-reaching and is intended to expand access to health insurance coverage and improve the quality and reduce the costs of healthcare over time. We expect the law will have a significant impact upon various aspects of our business operations. Among other things, the law imposed a 2.3 percent excise tax on medical devices that applies only to United States sales, which are a majority of our medical device products sales; however, in 2015 Congress enacted legislation that suspends the excise tax for 2016 and 2017. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered. Further, we cannot predict what other healthcare programs and regulations will be ultimately implemented at the federal or state level or the effect of any future legislation or regulation in the United States on our business and results of operations.
We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements: We are exposed to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices, many of which are intended to be implanted in the human body for long periods of time or indefinitely. We are currently defendants in a number of product liability matters, including those relating to our Rejuvenate and ABGII Modular-Neck hip stems discussed in Note 8 to the Consolidated Financial Statements in Item 8 of this report. These matters are subject to many uncertainties and outcomes are not predictable. In addition, we may incur significant legal expenses regardless of whether we are found to be liable. We are self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products: The medical device industry is characterized by extensive intellectual property litigation and, from time to time, we are the subject of claims of potential infringement or misappropriation.  Regardless of outcome, such claims are expensive to defend and divert the time and effort of management and operating personnel from other business issues.  A successful claim or claims of patent or other intellectual property infringement against us could result in payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category.
Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may impact offerings in our product portfolios: Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, it could allow others to sell products that directly compete with proprietary features in our product portfolio. Also, our issued patents are subject to claims concerning priority, scope and other issues, and currently pending or future patent applications may not result in issued patents.
We are subject to extensive governmental regulation relating to the manufacturing, labeling and marketing of our products: Substantially all of our products are subject to regulation by the FDA and other governmental authorities in the United States and internationally. The process of obtaining regulatory approvals to market a medical device can be costly and time consuming and approvals might not be granted timely for future products, if at all. We have ongoing responsibilities under FDA regulations with respect to our products and facilities and are subject to periodic inspections by the FDA and others to determine compliance with the quality system and medical device reporting regulations and other requirements. If we fail to fully comply with applicable regulatory requirements, we may be subject to a range of sanctions, including warning letters, product recalls, the suspension of product manufacturing, monetary fines and criminal prosecution.
We are subject to federal, state and foreign healthcare regulations, including fraud and abuse laws, as well as anti-bribery laws, and could face substantial penalties if we fail to fully comply with such regulations and laws: Our relationships with healthcare professionals, such as physicians, hospitals and those that may market our products, are subject to scrutiny under various state and federal laws often referred to collectively as healthcare fraud and abuse laws. In addition, the United States and foreign government regulators have increased the enforcement of the Foreign Corrupt Practices Act and other anti-bribery laws. These laws are broad in scope and are subject to evolving interpretation, which could require us to incur substantial costs to monitor compliance or to alter our practices if we are found not to be in compliance. We also must comply with a variety of other laws that protect the privacy of individually identifiable healthcare information and impose extensive tracking and reporting related to all transfers of value provided to certain healthcare professionals. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in governmental healthcare programs.
MARKET RISKS
Macroeconomic developments could negatively affect our ability to conduct business in affected regions: Financial difficulties experienced by our customers, distributors, and suppliers could result in product delays and inventory issues; risks to accounts receivable could also include delays in collection and greater bad debt expense.
Exposure to exchange rate fluctuations on cross border transactions and translation of local currency results into United States dollars: We report our financial results in United States Dollars and approximately 30% of our revenues are denominated in foreign currencies, including the Euro, the British Pound, and the Japanese Yen. Cross border transactions with external parties and intercompany relationships result in increased exposure to foreign currency exchange effects. Our results of operations and, in some cases, cash flows, have been and may in the future be adversely affected by movements in foreign currency exchange rates. While we implement currency hedges to partially reduce our exposure to changes in foreign currency exchange rates; our hedging strategies may not be successful, and our unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or strengthening of the United States dollar results in favorable or unfavorable translation effects when the results of our foreign locations are translated into United States dollars for inclusion in our consolidated financial statements and results.

4	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

Additional capital that we may require in the future may not be available to us, or only available to us on unfavorable terms: Our future capital requirements will depend on many factors, including operating requirements, current and future acquisitions and the need to refinance existing debt. Our ability to issue additional debt or enter into other financing arrangements on acceptable terms could be adversely affected by our debt levels, unfavorable changes in economic conditions generally or uncertainties that affect the capital markets.  Changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our access to and cost of financing.  Higher borrowing costs or the inability to access capital markets could adversely affect our ability to support future growth and operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.
BUSINESS AND OPERATIONAL RISKS
Cost containment measures in the United States and other countries resulting in pricing pressures could have a negative impact on our future operating results: Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where we do business. Pricing pressure has also increased due to continued consolidation among healthcare providers, trends toward managed care, the shift towards governments becoming the primary payers of healthcare expenses and government laws and regulations relating to sales and promotion, reimbursement and pricing generally. Reductions in reimbursement levels or coverage for our products or other cost containment measures, including any that reduce medical procedure volumes, could unfavorably affect our future operating results.
We may be unable to effectively develop and market products against the products of our competitors in a highly competitive industry: Our present or future products could be rendered obsolete or uneconomical by technological advances by our competitors. Competitive factors include price, customer service, technology, innovation, quality, reputation and reliability. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources or be more successful in attracting potential customers, employees and strategic partners. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.
Competition in the development and improvement of new and existing products is particularly significant and results from time to time in product obsolescence: The markets in which we operate are highly competitive, and new products and surgical procedures are introduced on an ongoing basis. Such marketplace changes may cause some of our products to become obsolete. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, a higher level of inventory write downs may result.
We may be unable to maintain adequate working relationships with healthcare professionals: We seek to maintain close working relationships with respected physicians and medical personnel in hospitals and universities who assist in product research and development. We rely on these professionals to assist us in the development of proprietary products and product improvements to complement and expand our existing product lines. If we are unable to maintain these relationships, our ability to develop, market and sell new and improved products could decrease.
We are subject to additional risks associated with our extensive international operations: We develop, manufacture and distribute our products globally. Our international operations are subject to a number of additional risks and potential costs, including changes in foreign medical reimbursement policies and programs, unexpected changes in foreign regulatory requirements, differing local product preferences and product requirements, diminished protection of intellectual property in some countries, trade protection measures and import or export licensing requirements, difficulty in staffing and managing foreign operations, political and economic instability. Our results of operations and/or financial condition could be adversely impacted if we are unable to successfully manage these and other risks of international operations in an increasingly volatile environment.
We may be unable to capitalize on previous or future acquisitions: In addition to internally developed products, we rely upon investment in new technologies through acquisitions. Investments in medical technology are inherently risky, and we cannot guarantee that any acquisition will be successful or will not have a material unfavorable impact on us. These risks include the activities required to integrate new businesses, which may result in the need to allocate more resources to integration and product development activities than originally anticipated, diversion of management time, which could adversely affect management's ability to focus on other projects, the inability to realize the expected benefits, savings or synergies from the acquisition, the loss of key personnel of the acquired company and exposure to unexpected liabilities of the acquired company. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so, which may result in unexpected impairment charges.
We may record future goodwill impairment charges related to one or more of our business units, which could materially adversely impact our results of operations: We perform our annual impairment test for goodwill in the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In evaluating the potential for impairment we make assumptions regarding revenue projections, growth rates, cash flows, tax rates and discount rates. These assumptions are uncertain and by nature may vary from actual results. A significant reduction in the estimated fair values could result in impairment charges that could materially affect our results of operations.
Our results of operations could be negatively impacted by future changes in the allocation of income to each of the income tax jurisdictions in which we operate: We operate in multiple income tax jurisdictions both in the United States and internationally. Accordingly, our management must determine the appropriate allocation of income to each jurisdiction based on current interpretations of complex income tax regulations. Income tax authorities regularly perform audits of our income tax filings. Income tax audits associated with the allocation of income and other complex issues, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments. If changes to the income allocation are required between jurisdictions with different income tax rates, the related adjustments could have a material unfavorable impact on our results of operations.
Failure of a key information technology system, process or site and a breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on our business or reputation: We rely extensively on information technology (IT) systems to conduct business. These systems include, but are not limited to, ordering and managing materials

5	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, providing data security and other processes necessary to manage our business. In addition, our reliance on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. Numerous and evolving cybersecurity threats, including advanced persistent threats, pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data and our responsibilities to governments. We have made investments seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers; however, because the techniques used in these attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. If the IT systems are damaged or cease to function properly due to any number of causes, networks or service providers we rely upon fail to function properly, or if we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information, due to any number of causes, ranging from catastrophic events or power outages to improper data handling or security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. The costs and operational consequences of interruptions in our operations and responding to breaches and implementing remediation measures could be significant.
We may be unable to attract and retain key employees: Our sales, technical and other key personnel play an integral role in the development, marketing and selling of new and existing products. If we are unable to recruit, hire, develop and retain a talented, competitive work force, we may not be able to meet our strategic business objectives.
An inability to successfully manage the implementation of a new global enterprise resource planning ("ERP") system could adversely affect our operations and operating results: We are in the process of implementing a new global ERP system. This system will replace many of our existing operating and financial systems. Such an implementation is a major undertaking both financially and from a management and personnel perspective. Should the system not be implemented successfully, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations and results of operations, including our ability to report accurate and timely financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Principal Manufacturing Locations on December 31, 2015

Location	Segment	Approximate Square Feet	Owned/ Leased
Portage, Michigan	M	1,144,000	Owned
Changzhou, China	O, NS	889,000	Owned
Mahwah, New Jersey	O	531,000	Owned
Kayseri, Turkey	M	259,000	Owned
Tuttlingen, Germany	M	230,000	Leased
Arroyo, Puerto Rico	M	220,000	Leased
Kiel, Germany	O	185,000	Owned
San Jose, California	M	185,000	Leased
Fremont, California	M, NS	168,000	Leased
Suzhou, China	O, NS	160,000	Owned
Carrigtwohill, Ireland	M, O	154,000	Owned
Selzach, Switzerland	O	138,000	Owned
Limerick, Ireland	O	130,000	Owned
Freiburg, Germany	O	123,000	Owned
Lakeland, Florida	M	119,000	Leased
Carrigtwohill, Ireland	NS	110,000	Leased
Flower Mound, Texas	M	108,000	Leased
Malvern, Pennsylvania	O	107,000	Leased
Phoenix, Arizona	M	100,000	Leased
Cestas, France	NS	91,000	Owned
Neuchatel, Switzerland	NS	88,000	Owned
Ft. Lauderdale, Florida	O, NS	84,000	Owned
Limerick, Ireland	O	78,000	Leased
Ontario, Canada	M	74,000	Leased
Mountain View, California	M, NS	62,000	Leased
Cestas, France	NS	51,000	Leased
Charleston, South Carolina	M	51,000	Leased
Freiburg, Germany	M, O	34,000	Leased
Stetten, Germany	O	33,000	Owned
Rennes, France	O	31,000	Leased
West Valley, Utah	O, NS	29,000	Leased

O = Orthopaedics M = MedSurg NS = Neurotechnology and Spine
Our corporate headquarters is located in Kalamazoo, Michigan, in a 75,000 square foot owned facility. In addition, we maintain administrative and sales offices and warehousing and distribution facilities in other locations domestically and globally. We believe that our properties are suitable and adequate for the manufacture and distribution of our products.

ITEM 3.	LEGAL PROCEEDINGS.
We are involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described in Note 8 to the Consolidated Financial Statements in Item 8 of this report; this information is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

6	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange under the symbol SYK.
Quarterly Stock Price and Dividend Information

2015 Quarter	Mar 31	Jun 30	Sep 30	Dec 31
Dividends declared per share of common stock	$0.345	$0.345	$0.345	$0.380
Market price of common stock:
High	$96.18	$97.94	$105.34	$100.51
Low	$89.81	$90.19	$91.73	$90.30

2014 Quarter	Mar 31	Jun 30	Sep 30	Dec 31
Dividends declared per share of common stock	$0.305	$0.305	$0.305	$0.345
Market price of common stock:
High	$83.86	$86.93	$85.91	$98.24
Low	$74.02	$75.78	$78.91	$77.87

Our Board of Directors considers payment of cash dividends at each of its quarterly meetings. On January 31, 2016 there were 3,116 shareholders of record of our common stock.
In 2015 we repurchased 7.4 million shares at a cost of $700 under our repurchase programs. The manner, timing and amount of purchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are made from time to time in the open market, in privately negotiated transactions or otherwise. On December 31, 2015 the total dollar value of shares that could be purchased under our authorized repurchase programs was $1,883.
Our repurchase program activity for the three months ended December 31, 2015 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that may yet be Purchased Under the Plan
10/1/2015-10/31/2015	0.9	$96.24	0.9	$2,052
11/1/2015-11/30/2015	0.8	96.49	0.8	1,974
12/1/2015-12/31/2015	1.0	93.78	1.0	$1,883
Total	2.7	$95.60	2.7

The following graph compares our total returns (including reinvestments of dividends) against the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Index. The graph assumes $100 (not in millions) invested on December 31, 2010 in our common stock and each of the indices.

Company / Index	2010	2011	2012	2013	2014	2015
Stryker Corporation	$100.00	$93.88	$105.24	$146.59	$186.76	$186.80
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
S&P 500 Health Care Index	$100.00	$112.73	$132.90	$188.00	$235.63	$251.87

7	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

ITEM 6.	SELECTED FINANCIAL DATA.

CONSOLIDATED OPERATIONS	2015	2014	2013	2012	2011
Net sales	$9,946	$9,675	$9,021	$8,657	$8,307
Cost of sales	3,344	3,319	3,002	2,806	2,834
Gross profit	$6,602	$6,356	$6,019	$5,851	$5,473
Research, development and engineering expenses	625	614	536	471	462
Selling, general and administrative expenses	3,610	3,547	3,467	3,342	3,203
Recall charges, net of insurance proceeds	296	761	622	174	—
Intangible asset amortization	210	188	138	123	122
Total operating expenses	$4,741	$5,110	$4,763	$4,110	$3,787
Operating income	1,861	1,246	1,256	1,741	1,686
Other income (expense), net	(126)	(86)	(44)	(36)	—
Earnings before income taxes	$1,735	$1,160	$1,212	$1,705	$1,686
Income taxes	296	645	206	407	341
Net earnings	$1,439	$515	$1,006	$1,298	$1,345

PER SHARE DATA
Net earnings per share of common stock:
Basic	$3.82	$1.36	$2.66	$3.41	$3.48
Diluted	$3.78	$1.34	$2.63	$3.39	$3.45
Dividends per share of common stock:
Declared	$1.42	$1.26	$1.10	$0.90	$0.75
Paid	$1.34	$1.22	$1.06	$0.85	$0.72
Average number of shares outstanding:
Basic	376.6	378.5	378.6	380.6	386.5
Diluted	380.9	382.8	382.1	383.0	389.5

CONSOLIDATED FINANCIAL POSITION
Cash, cash equivalents and current marketable securities	$4,079	$5,000	$3,980	$4,285	$3,418
Accounts receivable, less allowance	1,662	1,572	1,518	1,430	1,417
Inventories	1,639	1,588	1,422	1,265	1,283
Property, plant and equipment, net	1,199	1,098	1,081	948	888
Capital expenditures	270	233	195	210	226
Depreciation and amortization	590	586	511	486	481
Total assets*	16,247	17,279	15,399	13,035	11,978
Accounts payable	410	329	314	288	345
Total debt	4,022	3,973	2,764	1,762	1,768
Shareholders’ equity	8,511	8,595	9,047	8,597	7,683
Net cash provided by operating activities	$899	$1,782	$1,886	$1,657	$1,434

OTHER DATA
Number of shareholders of record	3,118	3,305	3,612	4,258	4,508
Approximate number of employees	27,000	26,000	25,000	22,000	21,000

*
Certain prior year amounts have been reclassified to comply with Accounting Standards Update (ASU) 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 was adopted in 2015.

8	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ABOUT STRYKER
Stryker Corporation is a global leader in medical technology with 2015 revenues of $9,946 and net earnings of $1,439. We offer a diverse array of innovative medical technologies, including reconstructive, medical and surgical, and neurotechnology and spine products to help people lead more active and more satisfying lives.
In the United States most of our products are marketed directly to doctors, hospitals and other healthcare facilities. We generally maintain separate dedicated sales forces for each of our principal product lines to provide focus and a high level of expertise to each medical specialty served. Our products are sold in approximately 100 countries through company-owned sales subsidiaries and branches as well as third-party dealers and distributors. Our business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is typically lower during the summer months and sales of capital equipment are generally higher in the fourth quarter.
Making healthcare better is at the heart of what we do. We do this by collaborating with our customers to develop innovative products and services that ultimately improve patients' lives. We express this through our mission statement:
"Together with our customers,
we are driven to make healthcare better."
We believe our success in the highly competitive product categories in which we operate depends on our ability to develop new products and make improvements to existing products. We are committed to internal innovation to develop products and services that improve outcomes and deliver greater cost savings and efficiencies and to augment our efforts with focused acquisitions. Our success further depends on the ability of our people to execute effectively, every day.

Our goal is to achieve sales growth at the high-end of the medical technology industry (MedTech) industry and maintain our capital allocation strategy that prioritizes:

1.	Acquisitions

2.	Dividends

3.	Share repurchases
Overview of 2015
In 2015 we achieved sales growth of 2.8% in line with our ongoing goal to grow organic sales at the high-end of MedTech. Excluding the impact of acquisitions, sales grew 6.1% in constant currency. We reported net earnings per diluted share of $3.78 in 2015 and achieved an 8.2% growth in adjusted net earnings per diluted share (See page 12 for a reconciliation of reported net earnings per diluted share to adjusted net earnings per diluted share). We continued our capital allocation strategy by investing $153 in acquisitions, paying $521 in dividends to our shareholders and using $700 for share repurchases.
In 2015 we acquired CHG Hospital Beds, Inc. ("CHG"). CHG designs, manufactures and markets low-height hospital beds and related accessories.
Recent Developments
On January 26, 2016 we announced that William R. Jellison has elected to retire from his role as Vice President, Chief Financial Officer effective April 1, 2016. Glenn S. Boehnlein, who currently serves as Group Vice President, Chief Financial Officer for MedSurg & Neurotechnology, has been promoted to Vice President, Chief Financial Officer effective April 1, 2016.
On February 1, 2016 we entered into a definitive agreement to acquire Sage Products, LLC (Sage) in an all cash transaction for $2,775. Sage develops, manufactures and distributes disposable products targeted at reducing "Never Events," primarily in the intensive care unit and MedSurg hospital unit setting. Sage’s products include solutions for oral care, skin preparation and protection, patient cleaning and hygiene, turning and positioning devices and heel care boots. This transaction is expected to close during the second quarter of 2016.

RESULTS OF OPERATIONS

							Percentage Change
	2015	% Net Sales	2014	% Net Sales	2013	% Net Sales	2015/2014	2014/2013
Net sales	$9,946	100.0%	$9,675	100.0%	$9,021	100.0%	2.8%	7.3%
Gross profit	6,602	66.4	6,356	65.7	6,019	66.7	3.9	5.6
Research, development and engineering expenses	625	6.3	614	6.3	536	5.9	1.8	14.6
Selling, general and administrative expenses	3,610	36.3	3,547	36.7	3,467	38.4	1.8	2.3
Recall charges, net of insurance proceeds	296	3.0	761	7.9	622	6.9	(61.1)	22.3
Intangibles amortization	210	2.1	188	1.9	138	1.5	11.7	36.2
Other income (expense), net	(126)	(1.3)	(86)	(0.9)	(44)	(0.5)	46.5	95.5
Income taxes	296		645		206		(54.1)	213.1
Net earnings	$1,439	14.5%	$515	5.3%	$1,006	11.2%	179.4%	(48.8)%

Net earnings per diluted share	$3.78		$1.34		$2.63		182.1%	(49.0)%
Adjusted net earnings per diluted share	$5.12		$4.73		$4.49		8.2%	5.3%
See "Non-GAAP Financial Measures" on page 12 for a discussion of non-GAAP financial measures used in this report.

9	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

Geographic and Segment Net Sales				Percentage Change
				2015/2014		2014/2013
					Constant Currency		Constant Currency
	2015	2014	2013	Reported		Reported
Geographic net sales:
United States	$7,116	$6,558	$5,984	8.5%	8.5%	9.6%	9.6%
International	2,830	3,117	3,037	(9.2)	3.7	2.6	5.7
Total net sales	$9,946	$9,675	$9,021	2.8%	7.0%	7.3%	8.3%
Segment net sales:
Orthopaedics	$4,223	$4,153	$3,949	1.7%	6.7%	5.2%	6.3%
MedSurg	3,895	3,781	3,414	3.0	6.2	10.8	11.7
Neurotechnology and Spine	1,828	1,741	1,658	5.0	9.5	5.0	6.2
Total net sales	$9,946	$9,675	$9,021	2.8%	7.0%	7.3%	8.3%
Consolidated Net Sales
Consolidated net sales in 2015 increased 2.8% as reported and 7.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 4.2%. Excluding the 0.9% impact of acquisitions, net sales increased 6.1% in constant currency, including 7.6% from increased unit volume and product mix partially offset by 1.6% lower prices. The increase was led primarily by higher product shipments of neurotechnology, trauma and extremities, medical and instruments.

Consolidated net sales in 2014 increased 7.3% as reported and 8.3% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.0%. Excluding the 2.5% impact of acquisitions, net sales increased 5.8% in constant currency, including 7.8% from increased unit volume and product mix partially offset by 2.0% lower prices. The increase was led primarily by higher product shipments of instruments, trauma and extremities, endoscopy, neurotechnology and medical.

Supplemental Geographical Net Sales Growth Information

			Percentage Change							Percentage Change
					United States	International						United States	International
	2015	2014	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2014	2013	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics
Knees	$1,403	$1,396	0.5%	4.6%	4.9%	(9.6)%	3.9%	$1,396	$1,371	1.8%	2.7%	4.3%	(3.5)%	(0.7)%
Hips	1,263	1,291	(2.1)	3.1	6.3	(13.6)	(1.1)	1,291	1,272	1.5	2.7	6.1	(4.2)	(1.4)
Trauma and Extremities	1,291	1,230	4.9	10.8	16.1	(8.7)	4.4	1,230	1,116	10.2	11.4	14.8	5.1	7.7
Other	266	236	13.0	16.4	18.2	(5.0)	10.2	236	190	24.0	25.2	37.4	(7.6)	(3.7)
Total	$4,223	$4,153	1.7%	6.7%	9.2%	(10.5)%	2.5%	$4,153	$3,949	5.2%	6.3%	9.4%	(1.1)%	1.7%
MedSurg
Instruments	$1,466	$1,424	2.9%	6.5%	7.2%	(9.1)%	4.5%	$1,424	$1,269	12.2%	13.1%	14.8%	5.7%	8.8%
Endoscopy	1,390	1,382	0.5	3.9	5.3	(11.5)	0.4	1,382	1,222	13.1	14.2	13.3	12.6	16.2
Medical	823	766	7.5	10.4	9.2	0.5	15.1	766	710	7.9	8.8	9.3	2.2	6.7
Sustainability	216	209	3.4	3.5	3.5	(10.7)	3.3	209	213	(1.9)	(1.9)	(1.8)	nm	nm
Total	$3,895	$3,781	3.0%	6.2%	6.7%	(8.6)%	4.4%	$3,781	$3,414	10.8%	11.7%	11.7%	7.9%	11.5%
Neurotechnology and Spine
Neurotechnology	$1,088	$1,001	8.6%	14.2%	15.6%	(2.3)%	11.9%	$1,001	$915	9.4%	10.9%	11.2%	6.7%	10.4%
Spine	740	740	0.2	3.2	6.6	(14.7)	(4.7)	740	743	(0.4)	0.3	(1.6)	2.5	5.2
Total	$1,828	$1,741	5.0%	9.5%	11.5%	(6.8)%	5.9%	$1,741	$1,658	5.0%	6.2%	5.0%	5.1%	8.5%
nm = not meaningful
Orthopaedics Net Sales
Orthopaedics net sales in 2015 increased 1.7% as reported and 6.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 5.0%. Excluding the 0.5% impact of acquisitions, net sales increased 6.1% in constant currency, including 8.6% from increased unit volume and changes in product mix, partially offset by 2.4% lower prices. The increase was led primarily by higher shipments of trauma and extremities products. Orthopaedics net sales in 2014 increased 5.2% as reported and 6.3% in constant currency, as net sales were negatively impacted by 1.1% due to the impact of foreign currency exchange rates. Excluding the 3.0% impact of acquisitions, net sales increased 3.2% in constant currency, including 6.2% from increased unit volume and changes in product mix, partially offset by 2.9% lower prices. The increase was led primarily by higher shipments of trauma and extremities products.

MedSurg Net Sales
MedSurg net sales in 2015 increased 3.0% as reported and 6.2% in constant currency, as foreign currency exchange rates negatively impacted net sales by 3.2%. Excluding the 1.7% impact of acquisitions, net sales increased 4.5% in constant currency, including 4.8% from increased unit volume and changes in product mix, partially offset by 0.3% lower prices. The increase was led primarily by higher shipments of medical and instruments products. MedSurg net sales in 2014 increased 10.8% as reported and 11.7% in constant currency, as net sales were negatively impacted by 0.9% due to the impact of foreign currency exchange rates. Excluding the 3.0% impact of acquisitions, net sales increased 8.7% in constant currency, including 9.5% from increased unit volume and changes in product mix, partially offset by 0.8% lower prices. The increase was led primarily by higher shipments of our instrument

10	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

and medical products partially offset by lower shipments of sustainability products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales in 2015 increased 5.0% as reported and 9.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 4.5%. Excluding the 0.1% impact of acquisitions, net sales in constant currency increased 9.4%, including 11.6% from increased unit volume and changes in product mix, partially offset by 2.3% lower prices. The increase was led primarily by higher shipments of neurotechnology products. Neurotechnology and Spine net sales in 2014 increased 5.0% as reported and 6.2% in constant currency as net sales were negatively impacted by 1.2% due to the impact of foreign currency exchange rates. Excluding the 0.5% impact of acquisitions, net sales increased 5.7% in constant currency, including 8.1% from increased unit volume and changes in product mix, partially offset by 2.4% lower prices. The increase was led primarily by higher shipments of neurotechnology products.
Gross Profit
Gross profit in 2015 increased to 66.4% from 65.7% in 2014, primarily due to product mix and the favorable impact of foreign currency exchange rates offset by decreases in the selling price of our products. Gross Profit decreased to 65.7% in 2014 compared to 66.7% in 2013, primarily due to decreases in the selling prices of our products, unfavorable product mix and the unfavorable impact of foreign currency exchange rates.
Gross Profit Adjustments

	2015		2014		2013
	$	% Net Sales	$	% Net Sales	$	% Net Sales
AS REPORTED	$6,602	66.4%	$6,356	65.7%	$6,019	66.7%
Inventory stepped up to fair value	7	0.1	27	0.3	28	0.3
Restructuring-related charges	7	—	1	—	11	0.1
Regulatory and legal matters	—	—	—	—	7	0.1
ADJUSTED	$6,616	66.5%	$6,384	66.0%	$6,065	67.2%
Research, Development and Engineering Expenses
Research, development and engineering expenses represented 6.3% of net sales in 2015 and 2014 compared to 5.9% in 2013. The increased spending levels in 2015 and 2014 were driven by the timing of projects and investments in new technologies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales in 2015 decreased to 36.3% from 36.7% in 2014 and 38.4% in 2013. Excluding the adjustments in the table below, selling, general and administrative expenses increased in 2015 due to increased expenses related to our European regional headquarters, higher compensation costs, due in part to sales performance-related commissions, partially offset by disciplined expense management.

Selling, General and Administrative Adjustments

	2015		2014		2013
	$	% Net Sales	$	% Net Sales	$	% Net Sales
AS REPORTED	$3,610	36.3%	$3,547	36.7%	$3,467	38.4%
Acquisition and integration-related	(28)	(0.3)	(75)	(0.8)	(70)	(0.7)
Restructuring-related charges	(125)	(1.2)	(116)	(1.2)	(52)	(0.6)
Regulatory and legal matters	53	0.5	—	—	(62)	(0.7)
Donations	—	—	—	—	(25)	(0.3)
ADJUSTED	$3,510	35.3%	$3,356	34.7%	$3,258	36.1%
Recall Charges, Net of Insurance Proceeds
Recall charges, net of insurance proceeds, were due to the previously disclosed Rejuvenate and ABG II voluntary recall and other recall matters and were $296, $761 and $622 in 2015, 2014 and 2013. We received $53 and $179 of insurance proceeds in 2015 and 2014. Refer to Note 8 in the Notes to the Consolidated Financial Statements for further information.
Intangibles Amortization
Intangibles amortization was $210, $188 and $138 in 2015, 2014 and 2013. The increases were due to acquisitions.
Other Income (Expense), Net
Other income (expense), net was ($126), ($86) and ($44) in 2015, 2014 and 2013. The increase in other expense was primarily driven by higher interest costs on income tax reserves and the unfavorable impact of foreign currency exchange rate changes.
Income Taxes
The effective income tax rate on earnings was 17.1%, 55.6% and 17.0% for the 2015, 2014 and 2013. The effective income tax rate for 2014 included the tax impact of the establishment of our European regional headquarters and the planned cash repatriation that was executed in 2015.
Net Earnings
Net earnings in 2015 increased to $1,439 or $3.78 per diluted share from $515 or $1.34 per diluted share in 2014 and $1,006 or $2.63 per diluted share in 2013. The impact of foreign currency exchange rates reduced net earnings per diluted share by approximately $0.26 and $0.14 in 2015 and 2014.
Net Earnings Adjustments

	2015		2014		2013
	$	% Net Sales	$	% Net Sales	$	% Net Sales
AS REPORTED	$1,439	14.5%	$515	5.3%	$1,006	11.2%
Inventory stepped up to fair value	4	—	15	0.2	21	0.2
Acquisition and integration-related	20	0.2	50	0.5	51	0.6
Amortization of intangible assets	147	1.5	133	1.4	98	1.0
Restructuring-related charges	97	1.0	78	0.8	46	0.5
Rejuvenate and other recall matters	210	2.1	628	6.5	460	5.1
Regulatory and legal matters	(46)	(0.5)	—	—	63	0.7
Donations	—	—	—	—	15	0.2
Tax matters	78	0.8	391	4.0	(46)	(0.5)
ADJUSTED	$1,949	19.6%	$1,810	18.7%	$1,714	19.0%

11	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

Non-GAAP Financial Measures
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth in constant currency; percentage organic sales growth; adjusted gross profit; cost of sales excluding specified items; adjusted selling, general and administrative expenses; adjusted amortization of intangible assets; adjusted operating income; adjusted effective income tax rate; adjusted net earnings; and adjusted net earnings per diluted share (Diluted EPS). We believe that these non-GAAP measures provide meaningful information to assist investors and shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures.
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

1.	Acquisition and integration related costs. Costs related to integrating recently acquired businesses and specific costs related to the consummation of the acquisition process.

2.	Amortization of intangible assets. Periodic amortization expense related to purchased intangible assets.

3.	Restructuring-related charges. Costs associated with workforce reductions, facility rationalizations and other restructuring activities.

4.	Recall matters. Our best estimate of the minimum of the range of probable loss to resolve certain product recalls.

5.	Regulatory and legal matters. Our best estimate of the minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.

6.	Tax matters. Certain significant and discrete tax items and adjustments to interest expense related to the settlement of certain tax matters.
Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, gross profit, cost of sales, selling, general and administrative expenses, amortization of intangible assets, operating income, effective income tax rate, net earnings and net earnings per diluted share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures below provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The following reconciles the non-GAAP financial measures: adjusted gross profit; adjusted selling, general and administrative expense; adjusted operating income; adjusted other income (expense), net; adjusted net earnings; adjusted effective tax rate; and adjusted diluted EPS; with the most directly comparable GAAP financial measures:

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures

2015	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$6,602	$3,610	$210	$1,861	$1,439	17.1%	$3.78
Acquisition and integration-related charges
Inventory stepped up to fair value	7	—	—	7	4	0.1	0.01
Other acquisition and integration-related	—	(28)	—	28	20	0.2	0.05
Amortization of intangible assets	—	—	(210)	210	147	1.5	0.39
Restructuring-related charges	7	(125)	—	132	97	0.7	0.26
Rejuvenate and other recall matters	—	—	—	296	210	2.0	0.55
Regulatory and legal matters	—	53	—	(53)	(46)	0.1	(0.12)
Tax matters	—	—	—	—	78	(4.4)	0.20
ADJUSTED	$6,616	$3,510	$—	$2,481	$1,949	17.3%	$5.12

12	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

2014	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$6,356	$3,547	$188	$1,246	$515	55.6%	$1.34
Acquisition and integration-related charges
Inventory stepped up to fair value	27	—	—	27	15	0.5	0.04
Other acquisition and integration-related	—	(75)	—	75	50	0.7	0.13
Amortization of intangible assets	—	—	(188)	188	133	1.1	0.35
Restructuring-related charges	1	(116)	—	117	78	1.1	0.20
Rejuvenate and other recall matters	—	—	—	761	628	(3.1)	1.65
Tax matters	—	—	—	—	391	(33.6)	1.02
ADJUSTED	$6,384	$3,356	$—	$2,414	$1,810	22.3%	$4.73

2013	Gross Profit	Selling General and Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
AS REPORTED	$6,019	$3,467	$138	$1,256	$1,006	17.0%	$2.63
Acquisition and integration related charges
Inventory stepped up to fair value	28	—	—	28	21	0.1	0.06
Other acquisition and integration related	—	(70)	—	70	51	0.3	0.13
Amortization of intangible assets	—	—	(138)	138	98	0.4	0.26
Restructuring-related charges	11	(52)	—	63	46	0.3	0.12
Rejuvenate and other recall matters	—	—	—	622	460	2.0	1.20
Regulatory and legal matters	7	(62)	—	69	63	(0.6)	0.17
Donations	—	(25)	—	25	15	0.3	0.04
Tax matters	—	—	—	—	(46)	2.9	(0.12)
ADJUSTED	$6,065	$3,258	$—	$2,271	$1,714	22.7%	$4.49
The weighted-average basic and diluted shares outstanding used in the calculation of non-GAAP Diluted EPS are the same as the weighted-average basic and diluted shares outstanding used in the calculation of the reported Diluted EPS.

FINANCIAL CONDITION AND LIQUIDITY

	2015	2014	2013
Net cash provided by operations activities	$899	$1,782	$1,886
Net cash provided by (used in) investing activities	1,956	(1,878)	(2,217)
Net cash (used in) provided financing activities	(1,141)	629	300
Effect of exchange rate changes	(130)	(77)	(25)
Change in cash and cash equivalents	$1,584	$456	$(56)
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
Operating Activities
Cash provided by operations was $899, $1,782, $1,886 in 2015, 2014 and 2013. The decrease in 2015 was primarily due to recall-related payments associated with the Rejuvenate and ABGII recall settlement agreement and the timing of income tax payments.
The net of accounts receivable, inventory and accounts payable resulted in the consumption of $231, $249, and $165 of cash in 2015, 2014 and 2013. Inventory days on hand for 2015 increased by 5 days from 2014 after increasing eight days in 2014. Accounts receivable days sales outstanding for 2015 increased by one day after decreasing one day in 2014.

Investing Activities
Cash provided by investing activities was $1,956 in 2015 compared to cash used in investing of $1,878 in 2014 and $2,217 in 2013. This change is primarily due to the sale of a portion of our marketable securities in 2015 to make recall-related payments discussed above under Operating Activities.
Acquisitions: Acquisitions resulted in cash consumption of $153, $916 and $2,320 in 2015, 2014 and 2013. In 2015 the primary acquisition was CHG, and in 2014 the primary acquisitions were Patient Safety Technologies, Inc., Pivot Medical Inc., Berchtold Holding, AG and Small Bone Innovations, Inc. In 2013 we acquired Trauson Holdings Company Limited and Mako Surgical Corp.
Capital Expenditures: Capital expenditures were $270, $233 and $195 in 2015, 2014 and 2013. Capital expenditures in 2015 were primarily related to acquisition integration support, information technology infrastructure upgrades, capacity expansion, new product introductions, innovation and cost savings.
Financing Activities
Dividends Paid: Dividends paid per common share increased 9.8% to $1.34 per share in 2015 compared to $1.22 per share in 2014, an increase of 15.1% from 2013. Dividends paid per common share and total dividends paid to common shareholders are included in the following table for 2015, 2014 and 2013.

	2015	2014	2013
Dividends paid per common share	$1.34	$1.22	$1.06
Total dividends paid to common shareholders	$521	$462	$401
Short-Term and Long-Term Debt: We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and overall cost of capital.

13	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

Net proceeds from borrowings were $48, $1,159 and $1,005 in 2015, 2014 and 2013. In 2015 the proceeds were primarily from the public offerings of notes offset by the payment of certain notes due and paid in January 2015. Proceeds in 2014 were primarily from the public offerings of notes and commercial paper. Refer to Note 9 in the Notes to the Consolidated Financial Statements for further information. Total debt was $4,022 and $3,973 in 2015 and 2014.
Share Repurchases: The total use of cash for share repurchases was $700, $100 and $317 in 2015, 2014 and 2013. We have decided to suspend our share repurchase program through 2016.
Liquidity
Cash, cash equivalents and marketable securities were $4,079 and $5,000 on December 31, 2015 and 2014 and our current assets exceeded current liabilities by $4,441 and $4,223 on December 31, 2015 and 2014. We anticipate being able to support our short-term liquidity and operating needs, including recall-related payments related to the Rejuvenate and ABG II recalls, from a variety of sources, including cash from operations, commercial paper and existing credit lines. We have raised funds in the capital markets and may continue to do so from time to time. We have strong short-term and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due. We have existing credit facilities should additional funds be required. On December 31, 2015 we had approximately $1,236 of borrowing capacity available under our existing credit facilities.
On December 31, 2015 approximately 46% of our consolidated cash, cash equivalents and marketable securities were held in locations outside the United States. In 2014 we announced that we would begin a repatriation program. We completed the program in 2015 and repatriated approximately $1.8 billion to the United States. Our remaining cash held outside the United States is considered to be indefinitely reinvested. We intend to use this cash to expand operations, either organically or through acquisitions outside the United States.
We continually evaluate our receivables, particularly in Spain, Portugal, Italy and Greece (the Southern European Region). The total net receivables from the Southern European Region were approximately $132 and $154 in 2015 and 2014, including approximately $51 and $78 of sovereign receivables in 2015 and 2014. We believe that our current reserves related to receivables are adequate and any additional credit risk associated with the Southern European Region is not expected to have a material adverse impact on our financial position or liquidity. We currently do not have any investments in the sovereign debt instruments of the Southern European Region.  Any non-sovereign exposure in these countries is considered immaterial.
In 2015 we made recall-related payments of $1,202 under our United States Rejuvenate and ABG II settlement agreement. Refer to Note 8 in the Notes to the Consolidated Financial Statements for further information.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
As further described in Note 8 to the Consolidated Financial Statements, in 2015 we recorded additional charges to earnings totaling $295 related to the Rejuvenate and ABG II recalls. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $1,824 ($2,056 before $232 of third-party insurance recoveries) to $2,416.  The final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and could have a material adverse effect on our financial position, results of operations and cash flows. We are not able to reasonably estimate the future periods in which payments will be made.
As further described in Note 12 to the Consolidated Financial Statements, on December 31, 2015 we have recorded a liability for uncertain income tax positions of $313. Due to uncertainties regarding the ultimate resolution of income tax audits, we are not able to reasonably estimate the future periods in which any income tax payments to settle these uncertain income tax positions will be made.
As further described in Note 11 to the Consolidated Financial Statements, on December 31, 2015 our defined benefit pension plans were underfunded by $240, of which approximately $231 related to plans outside the United States. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset performance, changes in interest rates and potential changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate beyond 2016 the amounts that may be required to fund defined benefit pension plans.
Long-term Contractual Obligations

	Payment Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Short-term and long-term debt	$4,022	$769	$600	$500	$2,153
Unconditional purchase obligations	1,020	792	172	55	1
Operating leases	263	69	90	48	56
Contributions to defined benefit plans	18	18	—	—	—
Other	93	10	15	2	66
Total	$5,416	$1,658	$877	$605	$2,276
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

STRYKER CORPORATION 2015 Form 10-K

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
Acquisitions, Goodwill and Intangibles, and Long-Lived Assets
We account for acquired businesses using the purchase method of accounting. Under the purchase method, our financial statements include the operations of an acquired business starting from the completion of the acquisition. In addition, the assets acquired and liabilities assumed are recorded on the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.
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

STRYKER CORPORATION 2015 Form 10-K

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
Legal and Other Contingencies
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described in Note 8 to the Consolidated Financial Statements. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred, which could unfavorably affect future operating results. We are currently self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 in the Notes to the Consolidated Financial Statements for further information.
OTHER INFORMATION
Hedging and Derivative Financial Instruments
We sell our products globally, as a result, our financial results could be significantly affected by factors such as weak economic conditions or changes in foreign currency exchange rates. Our operating results are primarily exposed to changes in exchange rates among the United States dollar; European currencies, in particular the euro, Swiss franc and the British pound; the Japanese yen; the Australian dollar; and the Canadian dollar. We develop and manufacture products in the United States, Canada, Turkey, China, France, Germany, Ireland, Puerto Rico and Switzerland and incur costs in the applicable local currencies. This global deployment of facilities serves to partially mitigate the impact of currency exchange rate changes on our cost of sales.

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
We have designated certain long-term intercompany loans payable and forward exchange contracts as net investment hedges of our investments in certain international subsidiaries that use the Euro as their functional currency. The effective portion of derivatives designated as net investment hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded as a component of other comprehensive income.
The estimated fair value of forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points. A hypothetical 10% change in foreign currencies relative to the United States dollar would change the December 31, 2015 fair value by approximately $178. We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding forward currency exchange contracts, but we do not anticipate nonperformance by any of our counterparties.
We have certain investments in net assets in international locations that are not hedged. These investments are subject to translation gains and losses due to changes in foreign currency exchange rates. For 2015 the weakening of foreign currencies relative to the United States dollar decreased the value of these investments in net assets and increased the related foreign currency translation adjustment loss in shareholders' equity by ($390). Refer to Note 3 in the Notes to the Consolidated Financial Statements for further information.

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

STRYKER CORPORATION 2015 Form 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders of Stryker Corporation:
We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stryker Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2016 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Grand Rapids, Michigan
February 11, 2016

17

STRYKER CORPORATION 2015 Form 10-K

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	2015	2014	2013
Net sales	$9,946	$9,675	$9,021
Cost of sales	3,344	3,319	3,002
Gross profit	$6,602	$6,356	$6,019
Research, development and engineering expenses	625	614	536
Selling, general and administrative expenses	3,610	3,547	3,467
Recall charges, net of insurance proceeds	296	761	622
Intangible asset amortization	210	188	138
Total operating expenses	$4,741	$5,110	$4,763
Operating income	1,861	1,246	1,256
Other income (expense), net	(126)	(86)	(44)
Earnings before income taxes	$1,735	$1,160	$1,212
Income taxes	296	645	206
Net earnings	$1,439	$515	$1,006

Net earnings per share of common stock:
Basic net earnings per share of common stock	$3.82	$1.36	$2.66
Diluted net earnings per share of common stock	$3.78	$1.34	$2.63

Weighted-average shares outstanding - in millions:
Basic	376.6	378.5	378.6
Net effect of dilutive employee stock options	4.3	4.3	3.5
Diluted	380.9	382.8	382.1
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	—	—	—

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2015	2014	2013
Net earnings	$1,439	$515	$1,006
Other comprehensive income, net of tax
Marketable securities	(3)	3	(4)
Pension plans	17	(55)	20
Unrealized (losses) gains on designated hedges	(9)	6	7
Financial statement translation	(390)	(440)	80
Total other comprehensive (loss) income, net of tax	$(385)	$(486)	$103
Comprehensive income	$1,054	$29	$1,109

See accompanying notes to Consolidated Financial Statements.

18	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$3,379	$1,795
Marketable securities	700	3,205
Accounts receivable, less allowance of $61 ($59 in 2014)	1,662	1,572
Inventories
Materials and supplies	304	248
Work in Process	103	88
Finished Goods	1,232	1,252
Total inventories	$1,639	$1,588
Prepaid expenses and other current assets	564	524
Total current assets	$7,944	$8,684
Property, plant and equipment
Land, buildings and improvements	687	678
Machinery and equipment	2,043	1,919
Total property, plant and equipment	2,730	2,597
Less allowance for depreciation	1,531	1,499
Net property, plant and equipment	$1,199	$1,098
Other assets
Goodwill	4,136	4,186
Other intangibles, net	1,794	2,018
Other noncurrent assets	1,174	1,293
Total assets	$16,247	$17,279

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	410	329
Accrued compensation	637	597
Income taxes	141	333
Dividend payable	142	131
Accrued recall expenses	694	1,593
Accrued expenses and other liabilities	710	751
Current maturities of debt	769	727
Total current liabilities	$3,503	$4,461
Long-term debt, excluding current maturities	3,253	3,246
Other noncurrent liabilities	980	977
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 373 million shares (378 million shares in 2014)	37	38
Additional paid-in capital	1,321	1,252
Retained earnings	7,792	7,559
Accumulated other comprehensive income	(639)	(254)
Total shareholders' equity	$8,511	$8,595
Total liabilities & shareholders' equity	$16,247	$17,279

See accompanying notes to Consolidated Financial Statements.

19	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
2012	$38	$1,098	$7,332	$129	$8,597
Net earnings			1,006		1,006
Other comprehensive income				103	103
Issuance of 2.1 million shares of common stock under stock option and benefit plans, including $6 excess income tax benefit		(1)			(1)
Repurchase and retirement of 4.8 million shares of common stock		(13)	(304)		(317)
Share-based compensation		76			76
Cash dividends declared of $1.10 per share of common stock			(417)		(417)
2013	$38	$1,160	$7,617	$232	$9,047
Net earnings			515		515
Other comprehensive loss				(486)	(486)
Issuance of 2.2 million shares of common stock under stock option and benefit plans, including $21 excess income tax benefit		19			19
Repurchase and retirement of 1.3 million shares of common stock		(4)	(96)		(100)
Share-based compensation		77			77
Cash dividends declared of $1.26 per share of common stock			(477)		(477)
2014	$38	$1,252	$7,559	$(254)	$8,595
Net earnings			1,439		1,439
Other comprehensive loss				(385)	(385)
Issuance of 1.8 million shares of common stock under stock option and benefit plans, including $26 excess income tax benefit		8			8
Repurchase and retirement of 7.4 million shares of common stock	(1)	(25)	(674)		(700)
Share-based compensation		86			86
Cash dividends declared of $1.415 per share of common stock			(532)		(532)
2015	$37	$1,321	$7,792	$(639)	$8,511

See accompanying notes to Consolidated Financial Statements.

20	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2015	2014	2013
Operating activities
Net earnings	$1,439	$515	$1,006
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	187	190	169
Amortization of intangible assets	210	188	138
Share-based compensation	86	77	76
Gross recall charges	349	940	622
Sale of inventory stepped up to fair value at acquisition	7	27	28
Deferred income tax benefit	87	60	23
Changes in operating assets and liabilities:
Accounts receivable	(151)	(89)	(89)
Inventories	(115)	(173)	(77)
Accounts payable	35	13	1
Accrued expenses and other liabilities	73	92	41
Recall-related payments	(1,206)	(98)	(6)
Income taxes	(290)	133	(124)
Other	188	(93)	78
Net cash provided by operating activities	$899	$1,782	$1,886
Investing activities
Acquisitions, net of cash acquired	(153)	(916)	(2,320)
Purchases of marketable securities	(1,715)	(4,365)	(4,558)
Proceeds from sales of marketable securities	4,094	3,636	4,856
Purchases of property, plant and equipment	(270)	(233)	(195)
Net cash provided by (used in) investing activities	$1,956	$(1,878)	$(2,217)
Financing activities
Proceeds from borrowings	1,576	1,601	369
Payments on borrowings	(2,272)	(1,428)	(355)
Proceeds from issuance of long-term debt, net	744	986	991
Dividends paid	(521)	(462)	(401)
Repurchase of common stock	(700)	(100)	(317)
Other financing	32	32	13
Net cash (used in) provided by financing activities	$(1,141)	$629	$300
Effect of exchange rate changes on cash and cash equivalents	(130)	(77)	(25)
Change in cash and cash equivalents	$1,584	$456	$(56)
Cash and cash equivalents at beginning of year	1,795	1,339	1,395
Cash and cash equivalents at end of year	$3,379	$1,795	$1,339

Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$497	$437	$321
Cash paid for interest on debt	$101	$102	$88

See accompanying notes to Consolidated Financial Statements.

21	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Stryker Corporation (the "Company," "we," "us," or "our") is a global leader in medical technology. Our products include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment; neurosurgical, neurovascular and spinal devices; as well as other medical device products used in a variety of medical specialties.
Basis of Presentation and Consolidation: The Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. We have no material interests in variable interest entities and none that require consolidation. Certain prior year amounts have been reclassified to conform with the presentation of our Consolidated Financial Statements and in Note 13 for 2015.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Marketable Securities: Marketable securities consist of marketable debt securities, certificates of deposit and mutual funds. Mutual funds are acquired to offset changes in certain liabilities related to deferred compensation arrangements and are expected to be used to settle these liabilities. Pursuant to our investment policy, all individual marketable security investments must have a minimum credit quality of single A (Standard & Poor’s and Fitch) and A2 (Moody’s Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (Standard & Poor’s and Fitch) or Aa (Moody’s Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable security investment portfolio. Our marketable securities are classified as available-for-sale and trading securities.
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
Financial Instruments: Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. With the exception of our long-term debt, which is discussed in further detail in Note 9, our estimates of fair value for financial instruments approximate their carrying amounts on December 31, 2015 and 2014.
All marketable securities are recognized at fair value. Adjustments to the fair value of marketable securities that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive income (AOCI) in shareholders’ equity and adjustments to the fair value of marketable securities that are classified as trading are recorded in earnings. The amortized cost of marketable debt securities is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method. Such amortization and interest and realized gains and loses are included in other income (expense), net. The cost of securities sold is determined by the specific identification method.
We review declines in the fair value of our investments classified as available-for-sale to determine whether the decline in fair value is an other-than-temporary impairment. The resulting losses from other-than-temporary impairments of available-for-sale marketable securities are included in earnings.

22	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

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
Forward currency exchange contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. Changes in value of derivatives designated as cash flow hedges are recorded in AOCI on the consolidated balance sheets until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified into earnings and is included in other income (expense), net or cost of goods sold in the consolidated statements of earnings, depending on the underlying transaction that is being hedged. We report our derivative instruments on a gross basis.
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
For derivative instruments designated as net investment hedges of our foreign operations, the gain or loss is recorded in the cumulative translation adjustment within AOCI together with the offsetting loss or gain of the hedged exposure of the underlying foreign operations. Any ineffective portion of the net investment hedges is reported in earnings during the period of change. Hedge effectiveness for equity forward contracts and foreign exchange net investment hedge forward contracts is assessed by comparing changes in fair value due to changes in spot rates for both the derivative and the hedged item.
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation is generally computed by the straight-line method over the estimated useful lives of three to 30 years for buildings and improvements and three to ten years for machinery and equipment.
Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses at the acquisition date, after amounts allocated to other identifiable intangible assets. Factors that contribute to the recognition of goodwill include synergies that are specific to our business and not available to other market participants and are expected to increase revenues and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding our presence in core and adjacent markets; and diversifying our product portfolio.
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
In certain of our acquisitions, we acquire in-process research and development (IPRD) which are indefinite-lived intangible assets. IPRD where research has been completed becomes a determinable-lived intangible asset and IPRD determined to have no future use becomes impaired.
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
Share-Based Compensation: We use share based compensation in the form of stock options, restricted stock units (RSUs) and performance-based restricted stock units (PSUs). Compensation expense is recognized in the Consolidated Statements of Earnings based on the estimated fair value of the awards on the grant date. Compensation expense recognized reflects an estimate of the number of awards expected to vest after taking into consideration an estimate of award forfeitures based on actual experience and is recognized on a straight-line basis over the requisite service period, which is generally the period required to obtain full vesting. Management expectations related to the achievement of performance goals associated with PSU grants is assessed regularly and that assessment is used to determine whether PSU grants are expected to vest. If performance-based milestones related to PSU grants are not met or not expected to be met, any compensation expense recognized to date associated with grants that are not expected to vest will be reversed.
Income Taxes: Deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted income tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax benefits generally represent the change in net deferred income tax assets and liabilities during the year. Other amounts result from adjustments related to acquisitions and foreign currency as appropriate.
We operate in multiple income tax jurisdictions both within the United States and internationally. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax

23	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

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
New Accounting Pronouncements Not Yet Adopted
In April 2015 the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This update requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability consistent with debt discounts and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We adopted this standard on January 1, 2016 and do not expect it to have a material impact on the Consolidated Financial Statements.
In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance, which is effective for financial statements issued for fiscal years beginning after December 15, 2017, outlines a single, comprehensive model for accounting for revenue from contracts with customers. We plan to adopt this standard on January 1, 2018. We are still evaluating what impact, if any, that the standard will have on our financial statements.
NOTE 2 - SUBSEQUENT EVENT
On February 1, 2016 we entered into a definitive agreement to acquire Sage Products, LLC (Sage) in an all cash transaction for $2,775. Sage develops, manufactures and distributes disposable products targeted at reducing "Never Events," primarily in the intensive care unit and MedSurg hospital unit setting. Sage’s products include solutions for oral care, skin preparation and protection, patient cleaning and hygiene, turning and positioning devices and heel care boots. This transaction is expected to close during the second quarter of 2016.
NOTE 3 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

2015	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$3	$(136)	$13	$(134)	$(254)
OCI before reclassifications	1	15	2	(362)	(344)
Tax (benefit) expense on OCI	(1)	(4)	2	(28)	(31)
Reclassifications out of AOCI, net
Cost of Sales	—	8	(19)	—	(11)
Other (income) expense	(4)	—	—	—	(4)
Income tax expense (benefit)	1	(2)	6	—	5
Net current period OCI	$(3)	$17	$(9)	$(390)	$(385)
Ending	$—	$(119)	$4	$(524)	$(639)

2014	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(81)	$7	$306	$232
OCI before reclassifications	12	(72)	10	(440)	(490)
Tax (benefit) expense on OCI	(2)	22	(4)	—	16
Reclassifications out of AOCI, net
Cost of Sales	—	(6)	(1)	—	(7)
Other (income) expense	(9)	—	—	—	(9)
Income tax expense (benefit)	2	1	1	—	4
Net current period OCI	$3	$(55)	$6	$(440)	$(486)
Ending	$3	$(136)	$13	$(134)	$(254)
NOTE 4 - FAIR VALUE MEASUREMENTS
Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs reflecting our assumptions or external inputs from active markets.
When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs taking into account our credit risk and that of our counterparties. Foreign currency exchange contracts and interest rate hedges are included in Level 2 as we use inputs other than quoted prices that are observable for the asset or liability. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis. Our Level 3 liabilities represent milestone payments for acquisitions. The fair value of the liability was estimated using a discounted cash flow technique. Significant unobservable inputs to this technique included our probability assessments of occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligation. We remeasure our assets and liabilities each reporting period and record the changes in fair value within selling, general and administrative expense and the changes in the time value of money within other income (expense), net.

24	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

	2015	2014
Cash and cash equivalents	$3,379	$1,795
Trading marketable securities	82	80
Level 1 - Assets	$3,461	$1,875
Available-for-sale marketable securities
Corporate and asset-backed debt securities	$214	$1,525
Foreign government debt securities	96	726
United States agency debt securities	120	382
United States treasury debt securities	264	474
Certificates of deposit	8	110
Other	—	12
Total available-for-sale marketable securities	$702	$3,229
Foreign currency exchange forward contracts	69	32
Interest rate swap asset	15	10
Level 2 - Assets	$786	$3,271
Total assets measured at fair value	$4,247	$5,146

Deferred compensation arrangements	$82	$80
Level 1 - Liabilities	$82	$80
Foreign currency exchange forward contracts	$10	$12
Interest rate swap liability	4	—
Level 2 - Liabilities	$14	$12
Contingent consideration
Beginning balance	$48	$59
Additions	11	—
Losses included in earnings	—	4
Settlements	(3)	(15)
Balance at the end of the period	$56	$48
Level 3 - Liabilities	$56	$48
Total liabilities measured at fair value	$152	$140
Fair Value of Available for Sale Securities by Contractual Maturity

	2015	2014
Due in one year or less	$588	$430
Due after one year through three years	$114	$2,505
Due after three years	$—	$294
On December 31, 2015 the aggregate difference between the cost and fair value of available-for-sale marketable securities is not material. Interest receivable of $2 related to our marketable securities portfolio was recorded in prepaid expenses and other current assets.
While some investments have been downgraded by rating agencies since their initial purchase, less than 1% of our investments in available-for-sale marketable securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poors) and A (Fitch). We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to have other-than-temporarily impairment on December 31, 2015.
Securities in a Continuous Unrealized Loss Position

	Number of Investments	Fair Value
Corporate and Asset-Backed	98	$117
Foreign Government	10	30
United States Agency	8	18
United States Debt	15	38
Certificate of Deposit	6	4
Total	137	$207
On December 31, 2015 substantially all our investments with unrealized losses that are not deemed to be other-than-temporarily impaired have been in a continuous unrealized loss position for less than twelve months and the losses are not considered material.
The total of interest and marketable securities income was $14, $28, and $24 in 2015, 2014, and 2013. The amounts are included in other income (expense), net.
NOTE 5 - DERIVATIVE INSTRUMENTS
We use operational and economic hedges, foreign currency exchange forward contracts, net investment hedges and interest rate derivative instruments to manage the impact of currency exchange and interest rate fluctuations on earnings and cash flow. At the inception, the derivative is designated as a cash flow hedge, fair value hedge or is a free standing derivative. We do not enter into derivative instruments for speculative purposes.
Non-designated Foreign Exchange Forward Contract Derivatives
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
Designated Foreign Exchange Forward Contract Derivatives
We use a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings. These foreign exchange contracts generally have maturities up to eighteen months. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into other income (expense), net or cost of sales within earnings in the same period during which the hedged transaction affects earnings. Cash flows associated with these hedges are included in cash from operations in the same category as the cash flows from the items being hedged.
Designated Net Investment Hedges
We have designated certain long-term intercompany loans payable and forward exchange contracts as net investment hedges of our investments in certain international subsidiaries that use the Euro as their functional currency. The effective portion of derivatives designated as net investment hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded as a component of AOCI. On December 31, 2015 the total after-tax amount in AOCI related to our designated net investment hedges was $21. For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the derivative's gain or loss is reported as a component of OCI and recorded in AOCI.
We use the forward method to measure ineffectiveness. Under this method, for each reporting period, the change in the carrying value of the Euro-denominated amounts due to remeasurement of the effective portion is reported as a component of AOCI and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net. The gain or loss related to settled net investment hedges will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We evaluate the effectiveness of our net investment hedges quarterly and did not record any ineffectiveness in 2015.

25	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

	Designated	Non-Designated	Total
2015
Gross notional amount	$889	$4,061	$4,950
Maximum term in days			546
Fair value:
Other current assets	$27	$41	$68
Other noncurrent assets	1	—	1
Other current liabilities	(6)	(3)	(9)
Other noncurrent liabilities	(1)	—	(1)
Total fair value	$21	$38	$59
2014
Gross notional amount	$357	$2,085	$2,442
Maximum term in days			546
Fair value:
Other current assets	$18	$12	$30
Other noncurrent assets	2	—	2
Other current liabilities	—	(12)	(12)
Total fair value	$20	$—	$20
We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding forward currency exchange contracts but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.
Net Currency Exchange Rate Gains (Losses)

Recorded in:	2015	2014	2013
Cost of sales	$19	$1	$—
Other income (expense), net	(22)	(8)	3
Total	$(3)	$(7)	$3
On December 31, 2015 and 2014 pretax gains on derivatives designated as hedges of $17 and $15, which are recorded in AOCI, are expected to be reclassified to earnings during the next 12 months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There have been no ineffective portions of derivatives that have resulted in gains or losses in any of the periods presented.
Interest Rate Risk on Future Debt Issuance
Forward starting interest rate derivative instruments designated as cash flow hedges are used to manage the exposure to interest rate volatility with regard to future issuance and refinancing of debt. The effective portion of the gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges is reported as a component of AOCI. Beginning in the period in which the debt refinancing occurs and the related derivative instruments is terminated, the effective portion of the gains or losses is then reclassified into interest expense over the term of the related debt.
On December 31, 2015 we had interest rate swaps with notional amounts of $375 designated as forward starting interest rate swaps in anticipation of future debt issuances. The market value of outstanding interest rate swap agreements on December 31, 2015 was $4, which is recorded in accrued expenses and other liabilities with an offsetting amount recorded in AOCI. Upon the probable issuance of the debt, these amounts will be released to interest expense over the term of the debt. The cash flow effect of this hedge is recorded in cash flow from operations.
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
On December 31, 2015 we had interest rate swaps in gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 senior unsecured notes due in 2024. There was no hedge ineffectiveness recorded as a result of these fair value hedges.
Fair Value Interest Rate Hedge Instruments

	2015	2014
Gross notional amount	$500	$500
Fair value:
Other noncurrent assets	15	10
Long-term debt	(15)	(10)
Total fair value	$—	$—
We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.
NOTE 6 - ACQUISITIONS
2015 Acquisitions
In January 2015 we acquired certain assets of CHG Hospital Beds, Inc. (CHG). CHG designs, manufactures and markets low-height hospital beds and related accessories. This acquisition enhances our product offerings within our MedSurg segment and is included in the 2015 Other column in the table below. Goodwill acquired associated with the CHG acquisition is deductible for tax purposes.
2014 Acquisitions
In September 2014 we acquired certain assets of Small Bone Innovations, Inc. (SBi) for an aggregate purchase price of $365. SBi products are designed and promoted for upper and lower extremity small bone indications, with a focus on small joint replacement. The acquisition of the assets of SBi enhances our product offerings within our Orthopaedics segment. Goodwill acquired associated with the SBi acquisition is deductible for tax purposes.
In April 2014 we acquired Berchtold Holding, AG (Berchtold) for an aggregate purchase price of $184. Berchtold sells surgical tables, equipment booms and surgical lighting systems. In March 2014 we acquired Patient Safety Technologies, Inc. (PST), for an aggregate purchase price of $120. PST’s proprietary Safety-Sponge® System and SurgiCount 360™ compliance software help prevent Retained Foreign Objects in the operating room. In addition the acquisition of Pivot Medical Inc. which develops and sells innovative products for hip arthroscopy and other 2014 acquisitions are included in the 2014 Other column in the table below. These acquisitions enhance our product offerings within our MedSurg segment.
The measurement periods for our acquisitions in 2014 have been completed. Revisions to the original purchase price allocation were not material.
The purchase price allocations for the 2015 acquisitions were based upon preliminary valuations, and our estimates and assumptions are subject to change within the measurement period. On December 31, 2015 management is in the process of verifying data and finalizing information related to the 2015 acquisitions and the valuation and recording of identifiable intangible assets, deferred income taxes and the corresponding effect on the value of goodwill.

26	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

Purchase Price Allocation of Acquired Net Assets

	2015	2014
	Other	SBi	Berchtold	PST	Other
Purchase price paid	$138	$365	$184	$120	$216
Contingent consideration	9	—	—	—	—
Total consideration	$147	$365	$184	$120	$216
Tangible assets acquired:
Cash	—	—	12	—	—
Inventory	10	23	22	7	5
Other assets	17	6	44	19	25
Liabilities	(5)	(2)	(45)	(31)	(29)
Intangible assets:
Customer relationship	12	20	11	33	5
Trade name	2	—	7	—	—
Developed technology and patents	51	73	32	26	115
Other	2	1	—	—	—
IPRD	—	1	—	—	2
Goodwill	58	243	101	66	93
	$147	$365	$184	$120	$216
Weighted average life of intangible assets	10	12	8	14	12
NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS
We completed our annual impairment tests of goodwill in 2015 and 2014 and concluded in each year that no impairments exist.
Summary of Other Intangible Assets

	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Developed technologies
2015	13	$1,597	$563	$1,034
2014	13	1,468	466	1,002
Customer relationships
2015	15	$788	$290	$498
2014	15	801	239	562
Patents
2015	11	$309	$191	$118
2014	12	293	175	118
Trademarks
2015	10	$109	$41	$68
2014	14	112	37	75
In-process research and development
2015		$25	$—	$25
2014		201	—	201
Other
2015	13	$108	$57	$51
2014	12	111	51	60
Total
2015	13	$2,936	$1,142	$1,794
2014	13	$2,986	$968	$2,018
Changes in the Net Carrying Value of Goodwill by Segment

	Orthopaedics	MedSurg	Neurotechnology and Spine	Total
2013	$2,227	$506	$1,111	$3,844
Additions and adjustments	186	231	23	440
Foreign exchange	(27)	(11)	(60)	(98)
2014	$2,386	$726	$1,074	$4,186
Additions and adjustments	20	46	—	66
Foreign exchange	(62)	10	(64)	(116)
2015	$2,344	$782	$1,010	$4,136

Amortization expense related to intangible assets was $210, $188 and $138 for 2015, 2014 and 2013.
Estimated Amortization Expense

2016	2017	2018	2019	2020
$202	$183	$181	$165	$148
During 2015 we placed certain in process research and development assets into service as a result of the Food and Drug Administration's (FDA) clearance of our Mako total knee application.
NOTE 8 - CONTINGENCIES AND COMMITMENTS
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters that are more fully described below. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages as well as other compensatory and equitable relief that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management has sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect future operating results. We are self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. On November 3, 2014 we announced that we had entered into a settlement agreement to compensate eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem prior to that date. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, some lawsuits will remain and we will continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter globally is estimated to be approximately $1,824 ($2,056 before $232 of third-party insurance recoveries) to $2,416.  In 2015 we recorded additional charges to earnings of $295, net of insurance recoveries, representing the excess of the minimum of the range over the previously recorded reserves. In 2015 we made recall-related payments totaling $1,202 under the United States Rejuvenate and ABG II settlement agreement. The final outcome of this matter is dependent on many factors that are difficult to predict including the number of enrollees in the settlement program and the total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

27	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

In 2010 we filed a lawsuit in federal court against Zimmer Biomet Holdings, Inc. (Zimmer), alleging that a Zimmer product infringed three of our patents. In 2013 following a jury trial favorable to us, the trial judge entered a final judgment that, among other things, awarded us damages of $76 and ordered Zimmer to pay us enhanced damages. Zimmer appealed this ruling. In December 2014 the Federal Circuit affirmed the damages awarded to us, reversed the order for enhanced damages and remanded the issue of attorney fees to the trial court. The Federal Circuit denied our petition for a rehearing en banc on the issue of enhanced damages but on October 19, 2015 the United States Supreme Court agreed to hear our appeal on this issue. In May 2015 the trial court entered a stipulated final judgment that, among other things, required Zimmer to pay us the base amount of damages and interest, while the issues of enhanced damages and attorney fees continue to be pursued. In 2015 we received payment of $54, net of legal costs, which has been recorded within selling, general and administrative expenses.
In April 2011 Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) brought a lawsuit against us alleging infringement under United States patent laws with respect to nine patents related to electrical network communications for hospital beds.  On March 31, 2015 the court granted the parties’ joint motion to dismiss with prejudice the claims and counterclaims associated with three of these patents.  The case has been stayed with respect to the remaining six patents, which currently are under reexamination by the United States Patent Office.  The ultimate resolution of this matter cannot be predicted and it is not possible at this time for us to estimate any probable loss or range of probable losses; however, the ultimate result could have a material adverse effect on our financial position, results of operations and cash flows.
Purchase Commitments and Operating Leases
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. In addition, we lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Rent expense totaled $101, $103, and $100 in 2015, 2014 and 2013.
Future Commitments under Purchase Obligations and Leases

	2016	2017	2018	2019	2020	Thereafter
Purchase obligations	$802	$125	$62	$55	$2	$67
Minimum lease payments	$69	$51	$39	$28	$20	$56
NOTE 9 - DEBT AND CREDIT FACILITIES
In October 2015 we sold $750 of senior unsecured notes due 2025 (2025 Notes). The 2025 Notes bear interest at 3.375% per year and, unless previously redeemed, will mature on November 1, 2025. In 2015 we repaid $500 of our senior unsecured notes that were due on January 15, 2015. Our commercial paper program allows us to have a maximum of $1,250 in commercial paper outstanding, with maturities up to 397 days from the date of issuance. On December 31, 2015 there were no amounts outstanding under our commercial paper program.

Summary of Total Debt

		2015	2014
Senior unsecured notes:
Rate	Due
3.000%	1/15/2015	$—	$500
2.000%	9/30/2016	750	750
1.300%	4/1/2018	599	598
4.375%	1/15/2020	498	498
3.375%	5/15/2024	610	605
3.375%	11/1/2025	750	—
4.100%	4/1/2043	395	395
4.375%	5/15/2044	398	398
Commercial paper		—	200
Other		22	29
Total debt		$4,022	$3,973
Less current maturities		769	727
Total long-term debt		$3,253	$3,246
Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on December 31, 2015. We have lines of credit, issued by various financial institutions, available to fund our day-to-day operating needs. On December 31, 2015 we had $1,236 of borrowing capacity available under all of our existing credit facilities.
On December 31, 2015 the total unamortized debt issuance costs incurred in connection with our outstanding notes were $24. The fair value of long-term debt (including current maturities and excluding the interest rate hedge) on December 31, 2015 and 2014 was $4,009 and $3,811. Substantially all of our long-term debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.
Interest expense, including required fees incurred on outstanding debt and credit facilities, which is included in other expense totaled $108, $113, and $83 in 2015, 2014 and 2013.
NOTE 10 - CAPITAL STOCK
Dividends Declared per Share of Common Stock

2015 Quarter
Mar 31	Jun 30	Sep 30	Dec 31
$0.345	$0.345	$0.345	$0.380
Share Repurchases
In 2015 we repurchased 7.4 million shares at a cost of $700 under our repurchase programs. The manner, timing and amount of purchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On December 31, 2015 the total dollar value of shares that could be purchased under our authorized repurchase programs was $1,883.
Other Capital Stock Information
Shares reserved for future compensation grants of our common stock were 15 million and 19 million at December 31, 2015 and 2014. We have 0.5 million authorized shares of $1 par value preferred stock, none of which is outstanding.
Stock Options
We have long-term incentive plans from which we grant stock options to certain key employees and non-employee directors at an exercise price not less than the fair market value of the underlying

28	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

common stock, which is the closing quoted price of our common stock on the day prior to the date of grant. The options are granted for periods of up to 10 years and become exercisable in varying installments.
We measure the cost of employee stock options based on the grant-date fair value and recognize that cost using the straight-line method over the period during which a recipient is required to provide services in exchange for the options, typically the vesting period. The weighted-average fair value per share of options is estimated on the date of grant using the Black-Scholes option pricing model.
Option Value and Assumptions

	2015	2014	2013
Weighted-average fair value per share	$22.55	$15.80	$15.24
Assumptions:
Risk-free interest rate	1.8%	2.1%	1.3%
Expected dividend yield	1.6%	1.8%	1.9%
Expected stock price volatility	25.5%	20.2%	27.9%
Expected option life	7.3 years	7.1 years	7.1 years
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
Summary of 2015 Stock Option Activity

	Shares (in millions)	Weighted Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding January 1	15.2	$59.97
Granted	2.4	93.06
Exercised	(2.4)	53.31
Cancelled	(0.3)	73.56
Outstanding December 31	14.9	$65.85	5.7	$402.9
Exercisable December 31	8.3	$56.67	3.9	$302.2
Options expected to vest	6.0	$77.02	7.9	$95.9
The aggregate intrinsic value, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, of options exercised was $98, $113, and $97 during 2015, 2014 and 2013. Exercise prices for options outstanding ranged from $38.71 to $102.27 on December 31, 2015. On December 31, 2015 there was $79 of unrecognized compensation cost related to nonvested stock options granted under the long-term incentive plans; that cost is expected to be recognized over the weighted-average period of approximately 1.6 years.
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
The fair value of PSUs is determined based on the closing quoted price of our common stock on the day prior to the date of grant.
Summary of 2015 RSU and PSU Activity

	Shares (in millions)		Weighted Average Grant date Fair value
	RSUs	PSUs	RSUs	PSUs
Nonvested on January 1	1.3	0.3	$65.04	$66.18
Granted	0.6	0.1	88.47	92.96
Vested	(0.7)	—	60.54	54.31
Canceled	(0.1)	(0.1)	74.35	54.03
Nonvested on December 31	1.1	0.3	$79.71	$79.02
On December 31, 2015 there was $53 of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized as expense over the weighted-average period of approximately 1.0 year. The weighted-average grant date fair value per share of RSUs granted was $88.47 and $76.61 in 2015 and 2014. The fair value of RSUs vested in 2015 was $43. On December 31, 2015 there was $18 of unrecognized compensation cost related to nonvested PSUs; that cost is expected to be recognized as expense over the weighted-average period of approximately 1.3 years.
Employee Stock Purchase Plans (ESPP)
Full- and part-time employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 95% of the closing stock price on the last trading day of a purchase period. We issued 157,931 and 150,167 shares under the ESPP during 2015 and 2014.
NOTE 11 - RETIREMENT PLANS
Defined Contribution Plans
We provide certain employees with defined contribution plans. A portion of our retirement plan expense under the defined contribution plans is funded with Stryker common stock. The use of Stryker common stock represents a non-cash operating activity that is not reflected in the consolidated statements of cash flows.

	2015	2014	2013
Plan expense	$148	$132	$132
Expense funded with Stryker common stock	20	18	16
Stryker common stock held by plan
Dollar amount	203	198	150
Shares (in millions of shares)	2.2	2.1	2.0
Value as a percentage of total plan assets	11%	11%	9%
Defined Benefit Plans
Certain of our subsidiaries have both funded and unfunded defined benefit pension plans covering some or all of their employees. Substantially all of the defined benefit pension plans have projected benefit obligations in excess of plan assets.
Discount Rate
The discount rates were selected using a hypothetical portfolio of high quality bonds on December 31 that would provide the necessary cash flows to match our projected benefit payments.
Expected Return on Plan Assets
The expected return on plan assets is determined by applying the target allocation in each asset category of plan investments to the anticipated return for each asset category based on historical and projected returns.

29	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

Components of Net Periodic Pension Cost

	2015	2014	2013
Net periodic benefit cost:
Service cost	$(36)	$(26)	$(30)
Interest cost	(10)	(13)	(13)
Expected return on plan assets	11	10	10
Amortization of prior service cost and transition amount	1	1	1
Recognized actuarial loss	(13)	(7)	(8)
Net periodic benefit cost	$(47)	$(35)	$(40)
Changes in assets and benefit obligations recognized in OCI:
Net actuarial gain (loss)	$26	$(88)	$28
Recognized net actuarial loss	13	7	8
Prior service cost and transition amount	(1)	4	(1)
Total recognized in OCI	$38	$(77)	$35
Total recognized in net periodic benefit cost and OCI	$(9)	$(112)	$(5)

Assumptions
Weighted-average rates used to determine net periodic benefit cost:
Discount rate	2.0%	3.2%	2.9%
Expected return on plan assets	4.0%	3.7%	3.7%
Rate of compensation increase	2.9%	2.9%	3.0%
Weighted-average discount rate used to determine projected benefit obligations	2.1%	2.0%	3.2%
Investment Strategy
The investment strategy for our defined benefit pension plans is to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.

	2015	2014
Funded status
Fair value of plan assets	$289	$310
Benefit obligations	(529)	(570)
Funded status	$(240)	$(260)
Reported as:
Current liabilities—accrued compensation	$(1)	$(1)
Noncurrent liabilities—other liabilities	(239)	(259)
Pre-tax amounts recognized in AOCI
Unrecognized net actuarial loss	(155)	(195)
Unrecognized prior service cost	13	15
Total	$(142)	$(180)
The estimated net actuarial loss for the defined benefit pension plans to be reclassified from AOCI into net periodic benefit cost is $7 in 2016. We estimate that an immaterial amount of amortization of prior service cost and transition amount for the defined benefit pension plans will be reclassified from AOCI into net periodic benefit cost in 2016.

Change in Benefit Obligations

	2015	2014
Beginning Projected benefit obligations	$570	$456
Service cost	36	26
Interest cost	10	13
Foreign exchange impact	(43)	(43)
Employee contributions	6	6
Actuarial (gains) losses	(21)	134
Plan amendments	—	(5)
Acquisitions	—	5
Benefits paid	(29)	(22)
Ending Projected benefit obligations	$529	$570
Ending Accumulated benefit obligations	$505	$533
Change in Plan Assets

	2015	2014
Beginning Fair value of plan assets	$310	$281
Actual return	2	46
Employer contributions	16	18
Employee contributions	6	6
Foreign exchange impact	(18)	(24)
Acquisition	—	3
Benefits paid	(27)	(20)
Ending Fair value of plan assets	$289	$310
Weighted-Average Target and Actual Allocation of Plan Assets by Asset Category

	2015		2014
	Target	Actual	Actual
Equity securities	29%	31%	30%
Debt securities	50	48	48
Other	21	21	22
Total	100%	100%	100%
Valuation of Our Pension Plan Assets by Pricing Categories

	Level
2015	1	2	3	Total
Cash and cash equivalents	$6	$—	$—	$6
Equity securities	67	22	—	89
Corporate debt securities	135	—	—	135
Other	19	9	31	59
Total	$227	$31	$31	$289
2014
Cash and cash equivalents	$6	$—	$—	$6
Equity securities	99	26	—	125
Corporate debt securities	121	—	—	121
Other	17	8	33	58
Total	$243	$34	$33	$310
Our Level 3 pension plan assets (See Note 4 for an explanation of our fair value hierarchy) consist primarily of guaranteed investment contracts with insurance companies. The insurance contracts guarantee us principal repayment and a fixed rate of return. Our valuation of Level 3 assets is based on third-party actuarial valuations that are an estimation of the surrender value of the guaranteed investment contract between us and the insurance company. The surrender value equals the actuarial value of the notional investments underlying the guaranteed investment contract, using the actuarial assumptions as stated in the guaranteed investment contract.

30	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

Rollforward of Level 3 Pension Plan Assets

	2015	2014
Balance on January 1	$33	$22
Actual return on plan assets held at the reporting date	(2)	11
Balance on December 31	$31	$33
Estimated Future Benefit Payments

2016	2017	2018	2019	2020	2021-2025
$14	$14	$13	$14	$13	$77
We expect to contribute $18 to our defined benefit pension plans in 2016.
NOTE 12 - INCOME TAXES
Our effective tax rate was 17.1%, 55.6% and 17.0% for 2015, 2014 and 2013. The effective income tax rate for 2014 includes the tax impacts of the establishment of a European regional headquarters and the cash repatriation which was executed in 2015. In 2015 we retroactively adopted ASU 2015-17 Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes that amends the balance sheet classification of deferred taxes.
Earnings Before Income Taxes

	2015	2014	2013
United States	$475	$355	$193
International	1,260	805	1,019
Total	$1,735	$1,160	$1,212
Components of Income Tax Expense

	2015	2014	2013
Current income tax expense
United States federal	$78	$213	$79
United States state and local	23	26	29
International	108	346	75
Total current income tax expense	$209	$585	$183
Deferred income tax expense (benefit)
United States federal	$2	$9	$(52)
United States state and local	8	(16)	(4)
International	77	67	79
Total deferred income tax expense (benefit)	$87	$60	$23
Total income tax expense	$296	$645	$206
Interest and penalties included in other income (expense), net were ($4), $8 and $12 in 2015, 2014 and 2013.
In 2013 we recorded income tax benefits related to favorable audit resolutions in multiple jurisdictions. The United States federal deferred income tax expense (benefit) includes the utilization of net operating loss carryforwards of $79, $78 and $16 in 2015, 2014 and 2013.
Reconciliation of the United States Federal Statutory Income Tax Rate to our Effective Income Tax Rate

	2015	2014	2013
United States federal statutory rate	35.0%	35.0%	35.0%
Add (deduct):
United States state and local income taxes, less federal deduction	2.1	2.2	1.4
Foreign income tax at rates other than 35%	(17.6)	4.9	(13.7)
Tax related to repatriation of foreign earnings	(3.9)	10.1	—
Other	1.5	3.4	(5.7)
	17.1%	55.6%	17.0%

Deferred Income Tax Assets and Liabilities

	2015	2014
Deferred income tax assets:
Inventories	$513	$585
Product related liabilities	116	167
Other accrued expenses	206	226
Depreciation and amortization	4	44
State income taxes	43	68
Share-based compensation	79	90
Net operating loss carryforwards	47	123
Other	143	143
Total deferred income tax assets	$1,151	$1,446
Less valuation allowances	(47)	(42)
Total deferred income tax assets, net	$1,104	$1,404
Deferred income tax liabilities:
Depreciation and amortization	$(586)	$(666)
Undistributed earnings	(50)	(132)
Other	(26)	(54)
Total deferred income tax liabilities	$(662)	$(852)
Net deferred income tax assets	$442	$552
Reported as:
Noncurrent assets—Other	$477	$594
Noncurrent liabilities—Other liabilities	(35)	(42)
Total	$442	$552
Accrued interest and penalties were $30 and $26, which was reported in accrued expenses and other liabilities, both current and noncurrent, on December 31, 2015 and 2014.
Net operating loss carryforwards totaling $152 on December 31, 2015 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States loss carryforwards of $81 expire through 2028. International loss carryforwards of $71 began to expire in 2015; however, some have no expiration. Of these carryforwards, $43 are subject to a full valuation allowance. We also have a tax credit carryforward of $36 with a full valuation allowance. These credits have no expiration; however, we do not anticipate generating income tax in excess of the credits in the foreseeable future.
No provision has been made for United States federal and state income taxes or international income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested ($7,166 on December 31, 2015). Determination of the amount of any unrecognized deferred income tax liability on these is not practicable.
Changes in the Amounts Recorded for Uncertain Income Tax Positions

	2015	2014
Balance at beginning of year	$315	$204
Increases related to current year income tax positions	21	133
Increases related to prior year income tax positions	3	23
Decreases related to prior year income tax positions:
Settlements and resolutions of income tax audits	(9)	(33)
Statute of limitations expirations	(6)	(1)
Foreign currency translation	(11)	(6)
Other	—	(5)
Balance at end of year	$313	$315
Reported as:
Current liabilities—Income taxes	$9	$3
Noncurrent liabilities—Other liabilities	304	312
Total	$313	$315

31	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

Our income tax expense could have been reduced by $304 and $307 on December 31, 2015 and 2014, had these uncertain income tax positions been favorably resolved. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next twelve months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be resolved; however, we anticipate certain unrecognized tax benefits related to some examinations to be resolved within the next twelve months. As a result, it is reasonably possible that the gross unrecognized tax benefits could decrease by amounts up to $55 because of these potential resolved examinations. Interest and penalties incurred associated with uncertain tax positions are included in other income (expense), net.
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
NOTE 13 - SEGMENT AND GEOGRAPHIC DATA
We segregate our operations into three reportable business segments: Orthopaedics, MedSurg, and Neurotechnology and Spine. The Orthopaedics segment includes reconstructive (hip and knee) and trauma implant systems and other related products. The MedSurg segment includes surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling and emergency medical equipment; and reprocessed and remanufactured medical devices and other related products. The Neurotechnology and Spine segment includes neurovascular products, spinal implant systems and other related products.
The Corporate and Other category shown in the table below includes corporate and global manufacturing operations and administration, central research and development initiatives, interest expense, interest and marketable securities income and share-based compensation, which includes compensation related to both employee and director stock option, restricted stock unit and performance stock unit grants. Certain prior year amounts have been reclassified to conform with the current year presentation of our segments.

Results by Reportable Segments

	2015	2014	2013
Orthopaedics	$4,223	$4,153	$3,949
MedSurg	3,895	3,781	3,414
Neurotechnology & Spine	1,828	1,741	1,658
Net sales	$9,946	$9,675	$9,021

Orthopaedics	$290	$319	$273
MedSurg	117	113	84
Neurotechnology & Spine	132	134	135
Segment depreciation and amortization	$539	$566	$492
Corporate and Other	51	20	19
Total depreciation and amortization	$590	$586	$511

Orthopaedics	$1,487	$1,410	$1,353
MedSurg	822	850	802
Neurotechnology & Spine	474	476	430
Segment operating income	$2,783	$2,736	$2,585
Items not allocated to segments:
Corporate and Other	$(302)	$(322)	$(314)
Acquisition & integration-related charges	(35)	(102)	(98)
Amortization of intangible assets	(210)	(188)	(138)
Restructuring related charges	(132)	(117)	(63)
Rejuvenate and related charges	(296)	(761)	(622)
Regulatory and legal matters	53	—	(69)
Donation	—	—	(25)
Consolidated operating income	$1,861	$1,246	$1,256
Total Assets and Capital Spending by Reportable Segments

	2015	2014	2013
Orthopaedics	$6,149	$8,357	$7,756
MedSurg	5,341	5,557	4,533
Neurotechnology & Spine	3,904	3,684	3,017
Total segment assets	$15,394	$17,598	$15,306
Corporate and Other	853	(319)	93
Total assets	$16,247	$17,279	$15,399
Orthopaedics	$95	$80	$89
MedSurg	89	77	59
Neurotechnology & Spine	28	20	16
Total segment capital spending	$212	$177	$164
Corporate and Other	58	56	31
Capital spending	$270	$233	$195
Our reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements.
We measure the financial results of our reportable segments using an internal performance measure that excludes acquisition and integration-related charges, restructuring related charges, reserves for certain product recall matters, reserves for certain legal and regulatory matters, a donation to an educational institution, other income (expense), net and income taxes. Identifiable assets are those assets used exclusively in the operations of each business segment or allocated when used jointly. Corporate assets are principally cash and cash equivalents, marketable securities and property, plant and equipment.
The countries in which we have local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico); Europe, Middle East, Africa (EMEA); Asia Pacific; and other foreign countries, which include Canada and countries in the Latin American region. Net sales are attributable to a geographic area based upon the customer’s country of domicile.

32	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

Net Property, Plant and Equipment Based on Geographic Physical Location

	Net Sales			Net Property, Plant & Equipment
	2015	2014	2013	2015	2014
United States	$7,116	$6,558	$5,984	$626	$539
Europe, Middle East, Africa	1,267	1,371	1,316	432	417
Asia Pacific	1,251	1,368	1,319	116	119
Other foreign countries	312	378	402	25	23
Total	$9,946	$9,675	$9,021	$1,199	$1,098
NOTE 14 - SUMMARY OF QUARTERLY DATA (UNAUDITED)

	2015 Quarter
	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$2,379	$2,432	$2,420	$2,715
Gross profit	1,553	1,605	1,624	1,820
Earnings before income taxes	377	401	345	612
Net earnings	224	392	301	522
Net earnings per share of common stock:
Basic	$0.59	$1.04	$0.80	$1.39
Diluted	$0.58	$1.03	$0.79	$1.38
Market price of common stock:
High	$96.18	$97.94	$105.34	$100.51
Low	$89.81	$90.19	$91.73	$90.30
Dividends declared per share of common stock	$0.345	$0.345	$0.345	$0.380

	2014 Quarter
	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$2,305	$2,363	$2,389	$2,618
Gross profit	1,529	1,548	1,560	1,718
Earnings before income taxes	107	167	425	461
Net earnings	70	128	57	260
Net earnings per share of common stock:
Basic	$0.19	$0.34	$0.16	$0.68
Diluted	$0.18	$0.33	$0.16	$0.67
Market price of common stock:
High	$83.86	$86.93	$85.91	$98.24
Low	$74.02	$75.78	$78.91	$77.87
Dividends declared per share of common stock	$0.305	$0.305	$0.305	$0.345
The price quotations reported above were supplied by the New York Stock Exchange.

33	Dollar amounts in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION 2015 Form 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures—An evaluation of the effectiveness of the Company’s disclosure controls and procedures on December 31, 2015 was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer (the Certifying Officers). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting—There was no change to our internal control over financial reporting during 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Stryker Corporation and subsidiaries' is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Stryker Corporation and subsidiaries' internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Stryker Corporation’s management assessed the effectiveness of our internal control over financial reporting on December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting is effective.
The internal controls over financial reporting of an acquired business are eligible for a one year exclusion as permitted by Securities and Exchange Commission Staff interpretive guidance. Accordingly, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CHG and other 2015 acquisitions which are included in the December 31, 2015 consolidated financial statements of Stryker Corporation and subsidiaries. Assets and shareholders' equity excluded from management's assessment constitute 0.2% and 0.3% of total assets and shareholders' equity, respectively, on December 31, 2015 and 0.3% and (0.1%) of revenues and net earnings, respectively.
Stryker Corporation’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Stryker Corporation:
We have audited Stryker Corporation and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Stryker Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CHG and other acquisitions which are included in the December 31, 2015 consolidated financial statements of Stryker Corporation and subsidiaries and constituted 0.2% and 0.3% of total assets and shareholders' equity, respectively, as of December 31, 2015 and 0.3% and (0.1%) of revenues and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of Stryker Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of CHG and other acquisitions.
In our opinion, Stryker Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stryker Corporation and subsidiaries on December 31, 2015 and 2014 and the related consolidated statements of earnings and comprehensive income, shareholders' equity and cash flows for each of the three years in

STRYKER CORPORATION 2015 Form 10-K

the period ended December 31, 2015 of Stryker Corporation and subsidiaries, and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Grand Rapids, Michigan
February 11, 2016

ITEM 9B.	OTHER INFORMATION.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding regarding our executive officers appears under the caption "Executive Officers of the Registrant on January 31, 2016" in Part I, Item 1 of this report.
Information regarding our directors and certain corporate governance and other matters appearing under the captions "Information About the Board of Directors and Corporate Governance Matters," "Proposal 1—Election of Directors," and "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance" in the 2016 proxy statement is incorporated herein by reference.
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
Information regarding the compensation of our management appearing under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation of Directors" in the 2016 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the caption "Stock Ownership" in the 2016 proxy statement is incorporated herein by reference.
On December 31, 2015 we had an equity compensation plan under which options are granted at a price not less than fair market value at the date of grant and under which awards of restricted stock units (RSUs) and performance stock units have been made. Options and RSUs had also been awarded under a previous plan. These equity compensation plans were previously submitted to and approved by our shareholders. Additional information regarding our equity compensation plans appears in Note 1 and Note 10 to the

Consolidated Financial Statements in Item 8 of this report. On December 31, 2015 we also had a stock performance incentive award program pursuant to which shares of our common stock have been and may be issued to certain employees with respect to performance. The status of these plans on December 31, 2015 is as follows:

Plan Category	Equity compensation plans approved by shareholders
Number of shares of common stock to be issued upon exercise of outstanding options	16.3
Weighted-average exercise price of outstanding options	$60.26
Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first row)	19.0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption "Information About the Board of Directors and Corporate Governance Matters—Independent Directors" and "Information About the Board of Directors and Corporate Governance Matters—Certain Relationships and Related Party Transactions" in the 2016 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information under the caption "Proposal 2—Ratification of Appointment of Our Independent Registered Public Accounting Firm" in the 2016 proxy statement is incorporated herein by reference.

STRYKER CORPORATION 2015 Form 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements
	The following Consolidated Financial Statements are set forth in Part II, Item 8 of this report.
	Report of Independent Registered Public Accounting Firm on Financial Statements						17
	Consolidated Statements of Earnings for 2015, 2014 and 2013						18
	Consolidated Statements of Comprehensive Income for 2015, 2014 and 2013						18
	Consolidated Balance Sheets on 2015 and 2014						19
	Consolidated Statements of Shareholders’ Equity for 2015, 2014 and 2013						20
	Consolidated Statements of Cash Flows for 2015, 2014 and 2013						21
	Notes to Consolidated Financial Statements						22
(a) 2.	Financial Statement Schedules
	The consolidated financial statement schedule of Stryker Corporation and its subsidiaries is:

	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
			Additions	Deductions
	Description	Balance at Beginning of Period	Charged to Costs & Expenses	Uncollectible Amounts Written Off, Net of Recoveries	Effect of Changes in Foreign Currency Exchange Rates	Balance at End of Period
	DEDUCTED FROM ASSET ACCOUNTS
	Allowance for Doubtful Accounts:
	Year ended December 31, 2015	$59	$21	$15	$4	$61
	Year ended December 31, 2014	$72	$(4)	$8	$1	$59
	Year ended December 31, 2013	$58	$21	$11	$(4)	$72

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

STRYKER CORPORATION 2015 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2016

STRYKER CORPORATION

/s/ WILLIAM R. JELLISON
William R. Jellison, Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the date indicated above on behalf of the registrant and in the capacities indicated.

/s/ KEVIN A. LOBO	/s/ WILLIAM R. JELLISON
Kevin A. Lobo, Chairman and Chief Executive Officer	William R. Jellison, Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ WILLIAM E. BERRY JR.
William E. Berry, Jr., Vice President, Corporate Controller
(Principal Accounting Officer)

/s/ HOWARD E. COX JR.	/s/ ALLAN C. GOLSTON
Howard E. Cox, Jr.—Director	Allan C. Golston—Director

/s/ SRIKANT M. DATAR	/s/ WILLIAM U. PARFET
Srikant M. Datar, Ph.D.—Director	William U. Parfet—Director

/s/ ROCH DOLIVEUX	/s/ ANDREW K. SILVERNAIL
Roch Doliveux—Director	Andrew K. Silvernail —Director

/s/ LOUISE L. FRANCESCONI	/s/ RONDA E. STRYKER
Louise L. Francesconi—Director	Ronda E. Stryker—Director

STRYKER CORPORATION 2015 Form 10-K

FORM 10-K—ITEM 15(a) 3. and ITEM 15(c)
STRYKER CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit 2—		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
(i)
Agreement and Plan of Merger, dated September 25, 2013, by and among Stryker Corporation, Lauderdale Merger Corporation and MAKO Surgical Corp. — Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on September 27, 2013 (Commission File No. 000-09165).

(ii)	† ©
Agreement, dated as of January 31, 2016, by and among Star Acquisition Sub Inc., Stryker Corporation, Sage Products Holdings II, LLC, Madison Dearborn Capital Partners VI-C, L.P., MDCP VI-C Sage Holdings, Inc., TG SP Holdings Corp., Madison Dearborn Partners VI-B, L.P., and MDP Sage Holdings, LLC.

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

(i)
Amended and Restated Credit Agreement, dated on August 29, 2014, among Stryker Corporation and certain subsidiaries, as designated borrowers; the lenders party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.—Incorporated by reference to Exhibit 4.1 to our Form 8-K dated September 3, 2014 (Commission File no. 000-09165).

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

(v)
Fourth Supplemental Indenture (including the form of 2018 note) dated March 25, 2013, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.2 to our Form 8-K dated March 25, 2013 (Commission File No. 000-09165).

(vi)
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

(viii)
Seventh Supplemental Indenture (including the form of 2044 note), dated May 1, 2014, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated May 1, 2014 (Commission File No. 000-09165).

(ix)
Eighth Supplemental Indenture (including the form of 2025 note), dated October 29, 2015, between Stryker Corporation and U.S. Bank National association.—Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated October 26, 2015 (Commission File No. 000-09165).

Exhibit 10—		Material contracts
(i)*
2011 Long-Term Incentive Plan (as amended effective July 26, 2011)—Incorporated by reference to Exhibit 4(i) to Amendment No. 1 to our Registration Statement on Form S-8, File No. 333-179142 (Commission File No. 000-09165).

(ii)*		2006 Long-Term Incentive Plan (as amended effective February 8, 2011)—Incorporated by reference to Exhibit 10(i) to our Form 10-K for the year ended December 31, 2010 (Commission File No. 000-09165).
(iii)*	†	Form of grant notice and terms and conditions for stock options granted in 2016 under the 2011 Long-Term Incentive Plan.
(iv)*	†	Form of grant notice and terms and conditions for restricted stock units granted in 2016 under the 2011 Long-Term Incentive Plan.
(v)*	†	Form of grant notice and terms and conditions for performance stock units granted in 2016 under the 2011 Long- Term Incentive Plan.
(vi)*	†	Form of grant notice and terms and conditions for stock options and restricted stock units granted in 2016 under the 2011 Long-Term Incentive Plan to non-employee directors.
(vii)*
Form of grant notice and terms and conditions for stock options granted in 2015 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(viii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2015 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iv) to our Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(ix)*
Form of grant notice and terms and conditions for performance stock units granted in 2015 under the 2011 Long-
Term Incentive Plan—Incorporated by reference to Exhibit 10(v) to our Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(x)*
Form of grant notice and terms and conditions for stock options and restricted stock units granted in 2015 under the 2011 Long-Term Incentive Plan to non-employee directors—Incorporated by reference to Exhibit 10(vi) to our Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

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

STRYKER CORPORATION 2015 Form 10-K

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

(xvii)*
Form of grant notice and terms and conditions for performance stock units granted in 2013 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(v) to our Form 10-K for the year ended December 31, 2012 (Commission File No. 000-09165).

(xviii)*
Supplemental Savings and Retirement Plan (as amended effective January 1, 1995)—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 1994 (Commission File No.000-09165).

(xix)		Stryker Corporation Executive Bonus Plan—Incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(xx)		Form of Indemnification Agreement for Directors—Incorporated by reference to Exhibit 10 (xiv) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxi)		Form of Indemnification Agreement for Certain Officers—Incorporated by reference to Exhibit 10 (xv) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxii)
Settlement Agreement between Howmedica Osteonics Corp. and the counsel listed on the signature pages thereto, dated as of November 3, 2014 (Rejuvenate and ABF II Hip Implant Products Liability Litigation)— Incorporated by reference to Exhibit 10xxiii to our Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(xxiii)
Letter Agreement between Stryker Corporation and William Jellison — Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 11, 2013 (Commission File No. 000-09165).

(xxiv)
Separation Agreement and Release between Ramesh Subrahmanian and Stryker Corporation, dated as of September 16, 2015—Incorporated by reference to Exhibit 10.1 to our Form 8-K dated September 16, 2015 (Commission File No. 000-09165).

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

©
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Stryker hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

