Form 10-Q
period 2016-03-31
STRYKER CORP
filed 2016-04-22
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 373,981,097 shares of Common Stock, $0.10 par value, on March 31, 2016.

STRYKER CORPORATION	2016 First Quarter Form 10-Q

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months
	2016	2015
Net sales	$2,495	$2,379
Cost of sales	801	826
Gross profit	$1,694	$1,553
Research, development and engineering expenses	159	152
Selling, general and administrative expenses	944	892
Recall charges	19	54
Intangible asset amortization	53	49
Total operating expenses	$1,175	$1,147
Operating income	519	406
Other income (expense), net	(38)	(29)
Earnings before income taxes	$481	$377
Income taxes	79	153
Net earnings	$402	$224

Net earnings per share of common stock:
Basic net earnings per share of common stock	$1.08	$0.59
Diluted net earnings per share of common stock	$1.07	$0.58

Weighted-average shares outstanding:
Basic	373.2	378.9
Effect of dilutive employee stock options	4.2	4.6
Diluted	377.4	383.5
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	—	—

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months
	2016	2015
Net earnings	$402	$224
Other comprehensive income (loss), net of tax
Marketable securities	—	1
Pension plans	(1)	13
Unrealized (losses) gains on designated hedges	(20)	1
Financial statement translation	38	(282)
Total other comprehensive income (loss), net of tax	$17	$(267)
Comprehensive income (loss)	$419	$(43)

See accompanying notes to consolidated financial statements.

1	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2016 First Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,976	$3,379
Marketable securities	507	700
Accounts receivable, less allowance of $64 ($61 in 2015)	1,591	1,662
Inventories:
Materials and supplies	325	304
Work in process	119	103
Finished goods	1,324	1,232
Total inventories	$1,768	$1,639
Prepaid expenses and other current assets	483	563
Total current assets	$11,325	$7,943
Property, plant and equipment:
Land, buildings and improvements	695	687
Machinery and equipment	2,116	2,043
Total property, plant and equipment	2,811	2,730
Less allowance for depreciation	1,587	1,531
Net property, plant and equipment	$1,224	$1,199
Goodwill	4,165	4,136
Other intangibles, net	1,780	1,794
Other noncurrent assets	1,174	1,151
Total assets	$19,668	$16,223

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	394	410
Accrued compensation	406	637
Income taxes	151	141
Dividend payable	142	142
Accrued recall expenses	606	694
Accrued expenses and other liabilities	717	710
Current maturities of debt	770	768
Total current liabilities	$3,186	$3,502
Long-term debt, excluding current maturities	6,706	3,230
Other noncurrent liabilities	968	980
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 374 million shares (373 million shares in 2015)	37	37
Additional paid-in capital	1,353	1,321
Retained earnings	8,040	7,792
Accumulated other comprehensive income	(622)	(639)
Total shareholders' equity	$8,808	$8,511
Total liabilities & shareholders' equity	$19,668	$16,223

See accompanying notes to consolidated financial statements.

2	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2016 First Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2015	$37	$1,321	$7,792	$(639)	$8,511
Net earnings			402		402
Other comprehensive income				17	17
Issuance of 1.1 million shares of common stock under stock option and benefit plans, including $16 excess income tax benefit		5			5
Repurchase of 0.1 million shares of common stock		(1)	(12)		(13)
Share-based compensation		28			28
Cash dividends declared of $0.38 per share of common stock			(142)		(142)
March 31, 2016	$37	$1,353	$8,040	$(622)	$8,808

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	2016	2015
Operating activities
Net earnings	$402	$224
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	49	45
Amortization of intangible assets	53	49
Share-based compensation	28	23
Gross recall charges	19	54
Sale of inventory stepped up to fair value at acquisition	—	7
Changes in operating assets and liabilities:
Accounts receivable	86	12
Inventories	(109)	(42)
Accounts payable	17	8
Accrued expenses and other liabilities	(254)	(142)
Recall-related payments	(108)	(19)
Income taxes	(16)	27
Other	36	134
Net cash provided by operating activities	$203	$380
Investing activities
Acquisitions, net of cash acquired	(23)	(84)
Purchases of marketable securities	(94)	(631)
Sales of marketable securities	289	1,087
Purchases of property, plant and equipment	(115)	(46)
Net cash provided by investing activities	$57	$326
Financing activities
Proceeds from borrowings	3,508	581
Payments on borrowings	(53)	(1,081)
Dividends paid	(142)	(131)
Repurchase of common stock	(13)	(130)
Other financing	18	27
Net cash provided by (used in) financing activities	$3,318	$(734)
Effect of exchange rate changes on cash and cash equivalents	19	(93)
Change in cash and cash equivalents	$3,597	$(121)
Cash and cash equivalents at beginning of period	3,379	1,795
Cash and cash equivalents at end of period	$6,976	$1,674

See accompanying notes to consolidated financial statements.

3	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2016 First Quarter Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
General Information
These statements should be read in conjunction with our Annual Report on Form 10-K for 2015. Management believes that the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. However, the results of operations included in such consolidated financial statements may not necessarily be indicative of annual results. Certain prior year amounts on the balance sheet have been reclassified as a result of the adoption of ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs to conform with the current year presentation.
New Accounting Pronouncements Not Yet Adopted
In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842). This update requires an entity to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. We plan to adopt this standard on January 1, 2019. We are still evaluating the impact that this standard will have on our consolidated financial statements.
In March 2016 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We plan to adopt this standard on January 1, 2017. We are still evaluating the impact that this standard will have on our consolidated financial statements.
In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a single, comprehensive model for accounting for revenue from contracts with customers. We plan to adopt the standard on January 1, 2018. We are still evaluating the impact that this standard will have on our consolidated financial statements.
No other new accounting pronouncements were issued or became effective during the period that had, or are expected to have, a material impact on our consolidated financial statements.
NOTE 2 - SUBSEQUENT EVENTS
On April 1, 2016 we completed the acquisition of Sage Products Holdings II, LLC (Sage) for approximately $2,775 and the acquisition of Synergetics' neuro portfolio (Synergetics). On April 5, 2016 we completed the acquisition of Physio-Control International, Inc. (Physio) for approximately $1,280. The results of operations for each of these acquisitions will be included in our consolidated financial statements beginning in the second quarter. Refer to Note 6 for further information.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)

Three Months 2016	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(119)	$4	$(524)	$(639)
OCI before reclassifications	2	(3)	(22)	28	5
Tax (benefit) expense on OCI	(1)	—	6	10	15
Reclassifications out of AOCI, net
Cost of Sales	—	2	(6)	—	(4)
Other (income) expense	(1)	—	—	—	(1)
Income tax expense (benefit)	—	—	2	—	2
Net current period OCI	—	(1)	(20)	38	17
Ending	$—	$(120)	$(16)	$(486)	$(622)

Three Months 2015	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$3	$(136)	$13	$(134)	$(254)
OCI before reclassifications	4	15	(1)	(282)	(264)
Tax (benefit) expense on OCI	(1)	(3)	2	—	(2)
Reclassifications out of AOCI, net
Cost of Sales	—	2	—	—	2
Other (income) expense	(2)	—	—	—	(2)
Income tax expense (benefit)	—	(1)	—	—	(1)
Net current period OCI	1	13	1	(282)	(267)
Ending	$4	$(123)	$14	$(416)	$(521)
NOTE 4 - FAIR VALUE MEASUREMENTS
Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs reflecting our assumptions or external inputs from active markets.
When applying the fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of identical or similar instruments, where available, or based on other observable inputs taking into account our credit risk and that of our counterparties. Foreign currency exchange contracts and interest rate hedges are included in Level 2 as we use inputs other than quoted prices that are observable for the asset or liability. The Level 2 derivative instruments are primarily

4	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2016 First Quarter Form 10-Q

valued using standard calculations and models that use readily observable market data as their basis.
Our Level 3 liabilities represent milestone payments for acquisitions. The fair value of the liabilities was estimated using a discounted cash flow technique. Significant unobservable inputs to this technique included our probability assessments of occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligation. We remeasure our assets and liabilities each reporting period and record the changes in fair value within selling, general and administrative expense and the changes in the time value of money within other income (expense), net.
There were no significant transfers into or out of any level between December 31, 2015 and March 31, 2016.
Valuation of Assets and Liabilities Measured at Fair Value

	March	December
	2016	2015
Cash and cash equivalents	$6,976	$3,379
Trading marketable securities	85	82
Level 1 - Assets	$7,061	$3,461
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$184	$214
Foreign government debt securities	93	96
United States agency debt securities	77	120
United States treasury debt securities	139	264
Certificates of deposit	17	8
Total available-for-sale marketable securities	$510	$702
Foreign currency exchange forward contracts	12	69
Interest rate swap asset	35	15
Level 2 - Assets	$557	$786
Total assets measured at fair value	$7,618	$4,247

Deferred compensation arrangements	$85	$82
Level 1 - Liabilities	$85	$82
Foreign currency exchange forward contracts	$29	$10
Interest rate swap liability	—	4
Level 2 - Liabilities	$29	$14
Contingent consideration:
Beginning balance	$56	$48
Additions	6	11
Losses included in earnings	(3)	—
Settlements	(5)	(3)
Balance at the end of the period	$54	$56
Level 3 - Liabilities	$54	$56
Total liabilities measured at fair value	$168	$152
Fair Value of Available for Sale Securities by Contractual Maturity

	March	December
	2016	2015
Due in one year or less	$413	$588
Due after one year through three years	97	114
On March 31, 2016 the aggregate difference between the cost and fair value of available-for-sale marketable securities is nominal. Interest receivable of $3 related to our marketable securities portfolio was recorded in prepaid expenses and other current assets.The total of interest and marketable securities income was $5 and $6 in the three months 2016 and 2015. The amounts are included in other income (expense), net.
Less than 1% of our investments in available-for-sale marketable securities have a credit quality rating of less than A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis which may be maturity. We do not consider these investments to be other-than-temporarily impaired on March 31, 2016.
Securities in a Continuous Unrealized Loss Position

	Number of Investments	Fair Value
Corporate and asset-backed	34	$37
Foreign government	2	10
United States agency	3	8
United States debt	3	5
Certificate of deposit	2	2
Total	44	$62
On March 31, 2016 substantially all our investments with unrealized losses that are not deemed to be other-than-temporarily impaired have been in a continuous unrealized loss position for less than twelve months, and the losses are nominal.
NOTE 5 - DERIVATIVE INSTRUMENTS
We use operational and economic hedges, foreign currency exchange forward contracts, net investment hedges and interest rate derivative instruments to manage the impact of currency exchange and interest rate fluctuations on earnings and cash flow. At inception the derivative is designated as a cash flow hedge, a fair value hedge or a free standing derivative. We do not enter into derivative instruments for speculative purposes. We have not changed our hedging strategies, accounting practices, or objectives from those disclosed in our Annual Report on Form 10-K for 2015.
Designated Net Investment Hedges
We have designated certain long-term intercompany loans payable and forward exchange contracts as net investment hedges of our investments in certain international subsidiaries that use the Euro as their functional currency. The effective portion of derivatives designated as net investment hedges are reported as a component of AOCI. On March 31, 2016 the total after-tax amount in AOCI related to our designated net investment hedges was $5. For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the derivative's gain or loss is recognized in OCI and reported as a component of AOCI.
We use the forward method to measure ineffectiveness. Under this method, for each reporting period the change in the carrying value of the Euro-denominated amounts due to remeasurement of the effective portion is reported as a component of AOCI and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net. The gain or loss related to settled net investment hedges will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We evaluate the effectiveness of our net investment hedges quarterly and did not recognize any ineffectiveness in the three months 2016.

5	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2016 First Quarter Form 10-Q

Designated and Non Designated Hedges

	Designated	Non-Designated	Total
March 31, 2016
Gross notional amount	$840	$2,673	$3,513
Maximum term in days			546
Fair value:
Other current assets	$5	$7	$12
Other noncurrent assets	—	—	—
Other current liabilities	(22)	(6)	(28)
Other noncurrent liabilities	(1)	—	(1)
Total fair value	$(18)	$1	$(17)
December 31, 2015
Gross notional amount	$889	$4,061	$4,950
Maximum term in days			546
Fair value:
Other current assets	$27	$41	$68
Other noncurrent assets	1	—	1
Other current liabilities	(6)	(3)	(9)
Other noncurrent liabilities	(1)	—	(1)
Total fair value	$21	$38	$59
We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default our maximum exposure to loss is the asset balance of the instrument.
Net Currency Exchange Rate Gains (Losses)

	Three Months
Recorded In:	2016	2015
Cost of sales	$(6)	$—
Other income (expense), net	4	(4)
Total	$(2)	$(4)
On March 31, 2016 and December 31, 2015 pretax (losses) gains on derivatives designated as hedges of ($4) and $17, which are reported in AOCI, are expected to be reclassified to earnings during the next 12 months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There have been no ineffective portions of derivatives that have resulted in gains or losses in any of the periods presented.
Interest Rate Risk on Future Debt Issuance
In the three months 2016 we terminated multiple designated interest rate cash flow hedges and recognized $7 in OCI related to hedges on our debt issuances and recognized a nominal amount of ineffectiveness in interest expense. The remaining amounts in AOCI will be reclassified to interest expense over the term of the debt. The cash flow effect of these hedges is recognized in cash flow from operations.
Fair Value Hedges
On March 31, 2016 we had interest rate swaps with gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 senior unsecured notes due in 2024. There was no hedge ineffectiveness recorded as a result of these fair value hedges.
Fair Value Interest Rate Hedge Instruments

	March 2016	December 2015
Gross notional amount	$500	$500
Fair value:
Other noncurrent assets	$35	$15
Long-term debt	(35)	(15)
Total	$—	$—

NOTE 6 - ACQUISITIONS
2016 Acquisitions
In February 2016 we announced an agreement to acquire Sage for approximately $2,775. Sage develops, manufactures and distributes disposable products targeted at reducing "Never Events," primarily in the intensive care unit.
In February 2016 we announced an agreement to acquire Physio for approximately $1,280. Physio develops, manufactures and markets monitors/defibrillators, automated external defibrillators (AEDs) and CPR-assist devices along with data management and support services.
In February 2016 we announced an agreement to acquire all of the assets associated with Synergetics. The portfolio includes the Malis generator, Spetzler Malis disposable forceps, and our existing Sonopet tips and RF generator.
These acquisitions were completed in the second quarter of 2016 and enhance our product offerings within our MedSurg segment.
We have also completed various other acquisitions that are included in the 2016 column in the table below.
2015 Acquisitions
In January 2015 we acquired certain assets of CHG Hospital Beds, Inc. (CHG). CHG designs, manufactures and markets low-height hospital beds and related accessories. This acquisition enhances our product offerings within our MedSurg segment. Goodwill acquired with the CHG acquisition is deductible for tax purposes. The measurement period for CHG has been completed. Revisions to the original purchase price allocation were nominal.
The purchase price allocations for other 2015 acquisitions were based upon preliminary valuations, and our estimates and assumptions are subject to change within the measurement period.
Purchase Price Allocation of Acquired Net Assets

	2016	2015
Purchase price paid	$23	$138
Contingent consideration	4	9
Total consideration	$27	$147
Tangible assets acquired:
Inventory	$—	$9
Other assets	1	14
Liabilities	(6)	(6)
Intangible assets:
Customer relationship	—	12
Trade name	—	2
Developed technology and patents	21	53
Other	—	—
In process research and development	6	—
Goodwill	5	63
Total	$27	$147
Weighted average life of intangible assets	11	10
Estimated Amortization Expense

Remainder of 2016	2017	2018	2019	2020
$159	$191	$188	$172	$153
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

6	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2016 First Quarter Form 10-Q

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
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. On November 3, 2014 we announced that we had entered into a settlement agreement to compensate eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem prior to that date. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, some lawsuits will remain and we will continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter globally is estimated to be approximately $1,843 ($2,075 before $232 of third-party insurance recoveries) to $2,414.  In the three months 2016 we recognized additional charges to earnings of $19 representing the excess of the minimum of the range over the previously recorded reserves. We have made recall-related payments totaling $1,310 under the United States Rejuvenate and ABG II settlement agreement. The final outcome of this matter is dependent on many factors that are difficult to predict including the number of enrollees in the settlement program and the total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we filed a lawsuit in federal court against Zimmer Biomet Holdings, Inc. (Zimmer), alleging that a Zimmer product infringed three of our patents. In 2013 following a jury trial favorable to us, the trial judge entered a judgment that, among other things, awarded us damages of $76 and ordered Zimmer to pay us enhanced damages. Zimmer appealed this ruling. In December 2014 the Federal Circuit affirmed the damages awarded to us, reversed the order for enhanced damages and remanded the issue of attorney fees to the trial court. The Federal Circuit denied our petition for a rehearing en banc on the issue of enhanced damages. The United States Supreme Court agreed to hear our appeal on this issue and held oral arguments on February 23, 2016. In May 2015 the trial court entered a stipulated judgment that, among other things, required Zimmer to pay us the base amount of damages and interest, while the issues of enhanced damages and attorney fees continue to be pursued. In June 2015 we recorded a $54 gain, net of legal costs, which was recorded within selling, general and administrative expenses.

In April 2011 Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) brought a lawsuit against us alleging infringement under United States patent laws with respect to nine patents related to electrical network communications for hospital beds. On March 31, 2015 the court granted the parties’ joint motion to dismiss with prejudice the claims and counterclaims associated with three of these patents. The case has been stayed with respect to the remaining six patents, until reexamination proceedings at the United States Patent Office have concluded.  The ultimate resolution of this matter cannot be predicted and it is not possible at this time for us to estimate any probable loss or range of probable losses; however, the ultimate result could have a material adverse effect on our financial position, results of operations and cash flows.
NOTE 8 - DEBT AND CREDIT FACILITIES
In March 2016 we sold $3,500 of senior unsecured notes. Our commercial paper program allows us to have a maximum of $1,250 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On March 31, 2016 there were no amounts outstanding under our commercial paper program.
Summary of Total Debt

		March	December
		2016	2015
Senior unsecured notes:
Rate	Due
2.000%	09/30/2016	$750	$749
1.300%	04/01/2018	597	597
2.000%	03/08/2019	745	—
4.375%	01/15/2020	496	496
2.625%	03/15/2021	744	—
3.375%	05/15/2024	627	606
3.375%	11/01/2025	744	744
3.500%	03/15/2026	986	—
4.100%	04/01/2043	391	390
4.375%	05/15/2044	394	394
4.625%	03/15/2046	979	—
Other		23	22
Total debt		$7,476	$3,998
Less current maturities		770	768
Total long-term debt		$6,706	$3,230
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on March 31, 2016. On March 31, 2016 we had $1,305 of borrowing capacity available under all of our existing credit facilities.
On March 31, 2016 the total unamortized debt issuance costs incurred in connection with our outstanding notes were $50. The fair value of long-term debt (excluding the interest rate hedges) on March 31, 2016 and December 31, 2015 was $7,702 and $4,009 based on the quoted interest rates for similar types and amounts of borrowings. Substantially all of our long-term debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.
On January 1, 2016 we retrospectively adopted ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This standard update requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability consistent with the treatment of debt discounts. The adoption of this standard resulted in the reclassification of $24 of unamortized debt issuance costs principally from other noncurrent assets to a reduction of long

7	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2016 First Quarter Form 10-Q

term debt on our consolidated balance sheet on December 31, 2015.
NOTE 9 - CAPITAL STOCK
In February 2016 we declared a quarterly dividend of $0.38 per share payable on April 30, 2016 to shareholders of record at the close of business on March 31, 2016.
In the three months 2016 we repurchased 135,000 shares at a cost of $13 under our authorized repurchase programs. The manner, timing and amount of repurchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On March 31, 2016 the total dollar value of shares that could be purchased under our authorized repurchase programs was $1,870.
NOTE 10 - INCOME TAXES
Our effective tax rates in the three months 2016 and 2015 were 16.4% and 40.6%. The decrease in our effective tax rate was primarily due to favorable audit settlements in 2016 and certain discrete items in 2015 related to the establishment of our European regional headquarters. In 2015 we retrospectively adopted ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes that amends the balance sheet classification of deferred taxes.
NOTE 11 - SEGMENT INFORMATION

	Three Months
	2016	2015
Orthopaedics	$1,057	$1,023
MedSurg	958	927
Neurotechnology and Spine	480	429
Net sales	$2,495	$2,379
Orthopaedics	$349	$339
MedSurg	198	181
Neurotechnology and Spine	140	112
Segment operating income	$687	$632
Items not allocated to segments:
Corporate and other	$(83)	$(77)
Acquisition and integration-related charges	(5)	(20)
Amortization of intangible assets	(53)	(49)
Restructuring-related charges	(20)	(26)
Rejuvenate and ABG II recall	(19)	(54)
Legal matters	12	—
Consolidated operating income	$519	$406
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT STRYKER
Stryker Corporation is a global leader in medical technology with 2015 revenues of $9,946 and net earnings of $1,439. We offer a diverse array of innovative medical technologies including orthopaedic, medical and surgical, and neurotechnology and spine products to help people lead more active and satisfying lives.

We segregate our operations into three reportable business segments: Orthopaedics, MedSurg, and Neurotechnology and Spine. Orthopaedics products consist primarily of implants used in hip and knee joint replacements and trauma and extremities surgeries. MedSurg products include surgical equipment and surgical navigation systems (Instruments); endoscopic and communications systems (Endoscopy); patient handling and emergency medical equipment (Medical); and reprocessed and remanufactured medical devices (Sustainability) as well as other medical device products used in a variety of medical specialties. Neurotechnology and Spine products include both neurosurgical and neurovascular devices.
Overview of the Three Months 2016
In the three months 2016 we achieved sales growth of 4.9% and 6.1% in constant currency. We reported net earnings per diluted share of $1.07 in the three months 2016 and achieved an 11.7% growth in adjusted net earnings per diluted share (see page 11 for a reconciliation of reported net earnings per diluted share to adjusted net earnings per diluted share).
Recent Developments
In January 2016 we announced that William R. Jellison elected to retire from his role as Vice President, Chief Financial Officer effective April 1, 2016. Glenn S. Boehnlein, who previously served as our Group Vice President, Chief Financial Officer for MedSurg and Neurotechnology, has been promoted to Vice President, Chief Financial Officer effective April 1, 2016.
In February 2016 we announced an agreement to acquire Sage Products Holdings II, LLC (Sage) for approximately $2,775. Sage develops, manufactures and distributes disposable products targeted at reducing "Never Events," primarily in the intensive care unit.
In February 2016 we announced an agreement to acquire Physio-Control International, Inc. (Physio) for approximately $1,280. Physio develops, manufactures and markets monitors/defibrillators, automated external defibrillators (AEDs) and CPR-assist devices along with data management and support services.
In February 2016 we announced an agreement to acquire all of the assets associated with Synergetics' neuro portfolio (Synergetics). The portfolio includes the Malis generator, Spetzler Malis disposable forceps, and our existing Sonopet tips and RF generator.
These acquisitions closed in the second quarter of 2016 and enhance our product offerings within our MedSurg segment.
In March 2016 we sold $3,500 of senior unsecured notes. Refer to Note 8 in the notes to our consolidated financial statements for further information.

8	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2016 First Quarter Form 10-Q

RESULTS OF OPERATIONS

	Three Months
	2016	% Net Sales	2015	% Net Sales	Percentage Change
Net sales	$2,495	100.0%	$2,379	100.0%	4.9%
Gross profit	1,694	67.9	1,553	65.3	9.1
Research, development and engineering expenses	159	6.4	152	6.4	4.6
Selling, general and administrative expenses	944	37.8	892	37.5	5.8
Recall charges	19	0.8	54	2.3	(64.8)
Intangible amortization	53	2.1	49	2.1	8.2
Other income (expense), net	(38)	(1.5)	(29)	(1.2)	31.0
Income taxes	79		153		(48.4)
Net earnings	$402	16.1%	$224	9.4%	79.5%

Net earnings per diluted share	$1.07		$0.58		84.5%
Adjusted net earnings per diluted share	$1.24		$1.11		11.7%
See "Non-GAAP Financial Measures" on page 10 for a discussion of non-GAAP financial measures used in this report.
Geographic and Segment Net Sales

	Three Months
			Percentage Change
	2016	2015	As Reported	Constant Currency
Geographic net sales:
United States	$1,822	$1,673	8.9%	8.9%
International	673	706	(4.6)	(0.4)
Total net sales	$2,495	$2,379	4.9%	6.1%
Segment net sales:
Orthopaedics	$1,057	$1,023	3.3%	4.6%
MedSurg	958	927	3.4	4.6
Neurotechnology and Spine	480	429	12.0	13.1
Total net sales	$2,495	$2,379	4.9%	6.1%
Supplemental Net Sales Growth Information

			Percentage Change
	Three Months				United States	International
	2016	2015	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$361	$345	4.4%	5.8%	9.0%	(6.6)%	(2.0)%
Hips	316	312	1.2	2.9	4.5	(4.1)	0.3
Trauma and Extremities	327	313	4.6	5.7	11.0	(4.9)	(2.1)
Other	53	53	0.4	1.6	3.8	(14.6)	(8.1)
Total Orthopaedics	$1,057	$1,023	3.3%	4.6%	7.9%	(5.3)%	(1.4)%
MedSurg:
Instruments	$365	$346	5.6%	6.8%	10.2%	(8.3)%	(3.4)%
Endoscopy	328	321	2.5	3.8	8.7	(14.7)	(9.9)
Medical	207	205	0.6	1.8	2.5	(7.6)	(1.2)
Sustainability	58	55	6.0	6.1	6.1	(10.3)	(1.0)
Total MedSurg	$958	$927	3.4%	4.6%	7.6%	(10.8)%	(5.6)%
Neurotechnology and Spine:
Neurotechnology	$301	$252	19.5%	20.9%	21.2%	16.6%	20.3%
Spine	179	177	1.1	1.9	5.8	(12.0)	(8.9)
Total Neurotechnology and Spine	$480	$429	12.0%	13.1%	14.3%	6.9%	10.4%
Consolidated Net Sales
Consolidated net sales of $2,495 increased 4.9% in the three months 2016 as reported and 6.1% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.3%. Acquisitions did not significantly impact net sales in the three months 2016. Net sales in constant currency increased by 7.5% from increased unit volume partially offset by 1.4% due to lower prices. The increase was led primarily by higher shipments of neurotechnology, instruments, knees and trauma and extremities products.

Orthopaedics Net Sales
Orthopaedics net sales of $1,057 increased 3.3% in the three months 2016 as reported and 4.6% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.4%. Net sales in constant currency increased by 6.3% from increased unit volume partially offset by 1.7% due to lower prices. The increase was led primarily by higher shipments of knees and trauma and extremities products.

9	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2016 First Quarter Form 10-Q

MedSurg Net Sales
MedSurg net sales of $958 increased 3.4% in the three months 2016 as reported and 4.6% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.2%. Acquisitions did not significantly impact net sales in the three months. Net sales in constant currency increased by 5.0% from increased unit volume partially offset by 0.6% due to lower prices. The increase was led primarily by higher shipments of our instruments and medical products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales of $480 increased 12.0% in the three months 2016 as reported and 13.1% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.1%. Net sales in constant currency increased by 15.5% from increased unit volume partially offset by 2.4% due to lower prices. The increase was led primarily by higher shipments of neurotechnology products.
Gross Profit
Gross profit in the three months 2016 increased to 67.9% from 65.3% in 2015 primarily due to favorable product mix and manufacturing productivity partially offset by decreases in the selling price of our products. In addition the two-year suspension of the United States medical device excise tax that became effective January 1, 2016 had a favorable impact on our gross profit in 2016. We expect this favorable impact to gross profit as a result of the suspension of the United States medical device excise tax for the next two years.
Gross Profit Adjustments

	Three Months
	2016		2015
	$	% Net Sales	$	% Net Sales
Reported	$1,694	67.9%	$1,553	65.3%
Inventory stepped up to fair value	—	—	7	0.3
Restructuring-related charges	3	0.1	1	—
Adjusted	$1,697	68.0%	$1,561	65.6%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $7 or 4.6% to $159 in the three months 2016 and was 6.4% of net sales in both the three months 2016 and 2015. The higher spending levels in 2016 were driven by the timing of spending on projects and investments in new technologies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $52 or 5.8% in the three months 2016 and as a percentage of net sales increased to 37.8% from 37.5% in 2015. Excluding the impact of the charges noted below, expenses in 2016 increased to 37.4% of net sales from 35.9%, primarily due to increased compensation costs due in part to sales performance-related compensation and expenses associated with the development of a global enterprise resource planning system partially offset by disciplined expense management.

Selling, General and Administrative Adjustments

	Three Months
	2016		2015
	$	% Net Sales	$	% Net Sales
Reported	$944	37.8%	$892	37.5%
Other acquisition and integration-related	(5)	(0.2)	(13)	(0.5)
Restructuring-related charges	(17)	(0.7)	(25)	(1.1)
Legal matters	12	0.5	—	—
Adjusted	$934	37.4%	$854	35.9%
Recall Charges
Recall charges were $19 and $54 in the three months 2016 and 2015 and were due to the previously disclosed Rejuvenate and ABG II modular-neck hip stems voluntary recall. Refer to Note 7 in the notes to our consolidated financial statements for further information.
Intangibles Amortization
Intangibles amortization in the three months 2016 and 2015 was $53 and $49. The increase was due primarily to acquisitions in prior years.
Other Income (Expense), Net
Other income (expense), net in the three months 2016 and 2015 was ($38) and ($29). The increased expense was primarily driven by higher interest expense due to higher debt levels.
Income Taxes
The effective tax income tax rate on earnings was 16.4% and 40.6% in the three months 2016 and 2015. The effective income tax rate in 2016 was favorably impacted by audit settlements, while the effective income tax rate in 2015 included certain discrete tax expense related to the establishment of our European regional headquarters.
Net Earnings
Net earnings increased to $402 or $1.07 per diluted share from $224 or $0.58 per diluted share in the three months 2016. Adjusted net earnings per diluted share increased 11.7% to $1.24 in 2016 from $1.11 in 2015. The impact of foreign currency exchange rates on net earnings reduced net earnings per diluted share by approximately $0.02 and $0.06 in the three months 2016 and 2015.
Net Earnings Adjustments

	Three Months
	2016		2015
	$	% Net Sales	$	% Net Sales
Reported	$402	16.1%	$224	9.4%
Inventory stepped up to fair value	—	—	4	0.2
Other acquisition and integration-related	3	0.1	9	0.4
Amortization of intangible assets	39	1.6	35	1.5
Restructuring-related charges	15	0.6	19	0.8
Rejuvenate and ABG II recall	17	0.7	49	2.1
Tax matters	—	—	84	3.5
Legal matters	(8)	(0.3)	—	—
Adjusted	$468	18.8%	$424	17.9%
NON-GAAP FINANCIAL MEASURES
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures including percentage sales growth in constant currency; percentage organic sales growth; adjusted gross profit; cost of sales excluding specified items; adjusted selling, general and administrative expenses; adjusted amortization of intangible assets; adjusted operating

10	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2016 First Quarter Form 10-Q

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
To measure percentage sales growth in constant currency we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current year results at prior year average foreign currency exchange rates. To measure percentage organic sales growth we remove the impact of changes in foreign currency exchange rates and acquisitions that affect the comparability and trend of sales. Percentage organic sales growth is calculated by translating current year results at prior year average foreign currency exchange rates excluding the impact of acquisitions.
To measure earnings performance on a consistent and comparable basis we exclude certain items that affect the comparability of operating results and the trend of earnings. These adjustments are irregular in timing, may not be indicative of our past and future performance and are therefore excluded to allow investors to better understand underlying operating trends. The following are examples of the types of adjustments that may be included in a period:

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
Since non-GAAP financial measures are not standardized it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, gross profit, cost of sales, selling, general and administrative expenses, amortization of intangible assets, operating income, effective income tax rate, net earnings and diluted net earnings per share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Results of Operations below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our consolidated financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures

Three Months 2016	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$1,694	$944	$53	$519	$402	16.4%	$1.07
Acquisition and integration related charges:
Other acquisition and integration related	—	(5)	—	5	3	0.1	0.01
Amortization of intangible assets	—	—	(53)	53	39	1.1	0.10
Restructuring-related charges	3	(17)	—	20	15	0.4	0.04
Rejuvenate and ABG II recall	—	—	—	19	17	—	0.04
Legal matters	—	12	—	(12)	(8)	(0.6)	(0.02)
Adjusted	$1,697	$934	$—	$604	$468	17.4%	$1.24

Three Months 2015	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$1,553	$892	$49	$406	$224	40.6%	$0.58
Acquisition and integration related charges:
Inventory stepped up to fair value	7	—	—	7	4	0.4	0.01
Other acquisition and integration related	—	(13)	—	13	9	0.4	0.02
Amortization of intangible assets	—	—	(49)	49	35	1.2	0.09
Restructuring-related charges	1	(25)	—	26	19	0.5	0.06
Rejuvenate and ABG II recall	—	—	—	54	49	(1.4)	0.13
Tax matters	—	—	—	—	84	(22.2)	0.22
Adjusted	$1,561	$854	$—	$555	$424	19.5%	$1.11
The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as those used in the calculation of the reported per share amounts.

11	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2016 First Quarter Form 10-Q

FINANCIAL CONDITION AND LIQUIDITY

	Three Months
	2016	2015
Net cash provided by operating activities	$203	$380
Net cash provided by investing activities	57	326
Net cash provided by (used in) financing activities	3,318	(734)
Effect of exchange rate changes	19	(93)
Change in cash and cash equivalents	$3,597	$(121)
Operating Activities
Cash provided by operations was $203 and $380 in the three months 2016 and 2015. Operating cash flows resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, share-based compensation and deferred income taxes). The decrease was primarily due to recall-related payments associated with the Rejuvenate and ABG II recall, higher compensation related payments and the timing of income tax payments. The net of accounts receivable, inventory and accounts payable resulted in the consumption of $6 and $22 of cash in the three months 2016 and 2015. Inventory days on hand on March 31, 2016 increased by 34 days from December 31, 2015.
Investing Activities
Cash provided by investing activities was $57 in the three months 2016 compared to $326 in 2015. This change is primarily due to the sale of a portion of our marketable securities in 2015 in preparation for recall-related payments and other cash management activities.
Acquisitions: Acquisitions resulted in cash consumption of $23 and $84 in the three months 2016 and 2015. In 2016 we acquired various other businesses and related assets. In 2015 the primary acquisition was CHG.
Capital Expenditures: Capital expenditures were $115 and $46 in the three months 2016 and 2015.
Marketable Securities: Net cash provided by the sale of marketable securities was $195 and $456 in the three months 2016 and 2015.
Financing Activities
Dividend Payments: Dividends paid per common share increased 10.1% to $0.38 per share in the three months 2016 compared to $0.345 in 2015.
Dividends Paid

	Three Months
	2016	2015
Dividends paid per common share	$0.38	$0.345
Total dividends paid to common shareholders	$142	$131
Short-Term and Long-Term Debt: Net proceeds from borrowings were $3,455 in the three months 2016, primarily from the issuance of $3,500 of senior unsecured notes. Net repayments of debt were $500 in 2015 as we repaid all of our senior unsecured notes that were due on January 15, 2015. Refer to Note 8 in the notes to our consolidated financial statements for further information.
Share Repurchases: Share repurchases were $13 and $130 in the three months 2016 and 2015. We have decided to suspend our share repurchase program through the remainder of 2016.
Liquidity
Cash, cash equivalents and marketable securities were $7,483 and $4,079 on March 31, 2016 and December 31, 2015, and current assets exceeded current liabilities by $8,139 and $4,441. We anticipate being able to support our short-term liquidity and operating needs, including acquisitions and recall-related payments related to the Rejuvenate and ABG II recall, from a variety of sources, including cash from operations, commercial paper and existing credit lines.
We have raised funds in the capital markets and may continue to do so from time to time. As a result of the issuance of senior unsecured notes in March of 2016, Moody's downgraded our unsecured note ratings to Baa1 from A3, and Standard & Poor's downgraded our corporate credit and long-term issue-level rating to A from A+ and our short-term rating to A-1 from A-1+. Nevertheless we continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due.
We have existing credit facilities should additional funds be required. On March 31, 2016 we had approximately $1,305 of borrowing capacity available under all of our existing credit facilities.
On March 31, 2016 approximately 28.5% of our consolidated cash, cash equivalents and marketable securities were held in locations outside the United States compared to 46.2% on December 31, 2015. The decrease is due to cash proceeds from the issuance of senior unsecured notes. Our remaining cash held in locations outside the United States is considered to be indefinitely reinvested. We intend to use this cash to expand operations organically and through acquisitions.
Critical Accounting Policies
There have been no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for 2015.
New Accounting Pronouncements Not Yet Adopted
Refer to Note 1 in the notes to our consolidated financial statements for further information.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements including variable interest entities of a magnitude that we believe could have a material impact on our financial condition or liquidity.
OTHER MATTERS
Legal and Regulatory Matters
As further described in Note 7 to our consolidated financial statements, we recorded additional charges to earnings of $19 representing the excess of the minimum of the range of probable loss to resolve the Rejuvenate and ABG II recall over the previously recorded reserves. Based on the information that has been received the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $1,843 ($2,075 before $232 of third-party insurance recoveries) to $2,414. The final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and could have a material adverse effect on our financial position, results of operations and cash flows.
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

12	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2016 First Quarter Form 10-Q

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
Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for 2015. This Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes to our consolidated financial statements in our Annual Report on Form 10-K for 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We consider our greatest potential area of market risk exposure to be exchange rate risk. Quantitative and qualitative disclosures about exchange rate risk are included in the "Other Information" section of Management's Discussion and Analysis of Financial Condition in Item 7 of our Annual Report on Form 10-K for 2015 under the caption "Hedging and Derivative Financial Instruments." There have been no material changes from the information provided therein.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures on March 31, 2016 was carried out under the supervision and with the participation of our management including our Chairman and Chief Executive Officer and our Vice President, Chief Financial Officer (the Certifying Officers). Based on that evaluation the Certifying Officers concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls Over Financial Reporting
There was no change to our internal control over financial reporting in the three months 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) We issued 18,556 shares of our common stock in the three months 2016 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
In the three months 2016 we repurchased 135,000 shares at a cost of $13 under our authorized repurchase programs. The manner, timing and amount of repurchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On March 31, 2016 the total dollar value of shares that could be purchased under our repurchase programs was $1,870.

Three Months 2016 Share Repurchase Activity

	Total Number of Shares (in millions)
Period	Purchased	Purchased as Part of Public Announced Plans	Average Price Paid Per Share	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans
Jan 1 - 31, 2016	0.1	0.1	$94.28	$1,870
Feb 1 - 29, 2016	—	—	—	1,870
Mar 1 - 31, 2016	—	—	—	$1,870
Total	0.1	0.1	94.28

ITEM 6.	EXHIBITS

(a)
2.1
Agreement, dated as of January 31, 2016, by and among Star Acquisition Sub Inc., Stryker Corporation, Sage Products Holdings II, LLC, Madison Dearborn Capital Partners VI-C, L.P., MDCP VI-C Sage Holdings, Inc., TG SP Holdings Corp., Madison Dearborn Partners VI-B, L.P., and MDP Sage Holdings, LLC - Incorporated by reference to Exhibit 2(ii) to the Company’s Form 10-K for the year ended December 31, 2015 (Commission File No. 000-09165).

2.2
Agreement and Plan of Merger, dated February 13, 2016, by and among Stryker Corporation, Computer Merger Sub Corp., Charger Holding Corp. and Bain Capital Partners, LP, solely in its capacity as the representative as set forth therein. - Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 13, 2016 (Commission File No. 000-09615).

4.1
Ninth Supplemental Indenture (including the form of the note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

4.2
Tenth Supplemental Indenture (including the form of the note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

4.3
Eleventh Supplemental Indenture (including the form of the note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.4 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

4.4
Twelfth Supplemental Indenture (including the form of the note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

	10.1	Transition Agreement between Stryker Corporation and William R. Jellison - Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated January 22, 2016 (Commission File No. 000-09165)
	10.2	Letter Agreement between Stryker Corporation and Glenn Boehnlein - Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated January 22, 2016 (Commission File No. 000-09165)

13	Dollar amounts in millions except per share amounts or as otherwise specified

STRYKER CORPORATION	2016 First Quarter Form 10-Q

31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
* Furnished with this Form 10-Q

14

STRYKER CORPORATION	2016 First Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

April 22, 2016	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, Chairman and Chief Executive Officer

April 22, 2016	/s/ GLENN S. BOEHNLEIN
Date	Glenn S. Boehnlein, Vice President, Chief Financial Officer

15

STRYKER CORPORATION	2016 First Quarter Form 10-Q

EXHIBIT INDEX

2.1
Agreement, dated as of January 31, 2016, by and among Star Acquisition Sub Inc., Stryker Corporation, Sage Products Holdings II, LLC, Madison Dearborn Capital Partners VI-C, L.P., MDCP VI-C Sage Holdings, Inc., TG SP Holdings Corp., Madison Dearborn Partners VI-B, L.P., and MDP Sage Holdings, LLC - Incorporated by reference to Exhibit 2(ii) to the Company’s Form 10-K for the year ended December 31, 2015 (Commission File No. 000-09165).

2.2
Agreement and Plan of Merger, dated February 13, 2016, by and among Stryker Corporation, Computer Merger Sub Corp., Charger Holding Corp. and Bain Capital Partners, LP, solely in its capacity as the representative as set forth therein. - Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 13, 2016 (Commission File No. 000-09615).

4.1
Ninth Supplemental Indenture (including the form of the note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

4.2
Tenth Supplemental Indenture (including the form of the note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

4.3
Eleventh Supplemental Indenture (including the form of the note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.4 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

4.4
Twelfth Supplemental Indenture (including the form of the note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

10.1	Transition Agreement between Stryker Corporation and William R. Jellison - Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated January 22, 2016 (Commission File No. 000-09165)
10.2	Letter Agreement between Stryker Corporation and Glenn Boehnlein - Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated January 22, 2016 (Commission File No. 000-09165)
Exhibit 31	Rule 13a-14(a) Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32	18 U.S.C. Section 1350 Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 101	XBRL (Extensible Business Reporting Language) Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q

16