Form 10-Q
period 2016-06-30
STRYKER CORP
filed 2016-07-22
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 374,302,065 shares of Common Stock, $0.10 par value, on June 30, 2016.

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Six Months
	2016	2015	2016	2015
Net sales	$2,840	$2,432	$5,335	$4,811
Cost of sales	998	827	1,799	1,653
Gross profit	$1,842	$1,605	$3,536	$3,158
Research, development and engineering expenses	183	154	342	306
Selling, general and administrative expenses	1,043	861	1,987	1,753
Recall charges	28	112	47	166
Intangible asset amortization	88	49	141	98
Total operating expenses	$1,342	$1,176	$2,517	$2,323
Operating income	500	429	1,019	835
Other income (expense), net	(67)	(28)	(105)	(57)
Earnings before income taxes	$433	$401	$914	$778
Income taxes	53	9	132	162
Net earnings	$380	$392	$782	$616

Net earnings per share of common stock:
Basic net earnings per share of common stock	$1.02	$1.04	$2.09	$1.63
Diluted net earnings per share of common stock	$1.00	$1.03	$2.07	$1.61

Weighted-average shares outstanding:
Basic	374.2	377.0	373.7	377.9
Effect of dilutive employee stock options	4.3	4.1	4.3	4.3
Diluted	378.5	381.1	378.0	382.2
Anti-dilutive shares excluded from the calculation of net effect of dilutive employee stock options	—	—	—	—
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Six Months
	2016	2015	2016	2015
Net earnings	$380	$392	$782	$616
Other comprehensive income (loss), net of tax:
Marketable securities	—	(4)	—	(3)
Pension plans	(2)	(3)	(3)	10
Unrealized (losses) gains on designated hedges	(15)	10	(35)	11
Financial statement translation	44	87	82	(195)
Total other comprehensive income (loss), net of tax	$27	$90	$44	$(177)
Comprehensive income	$407	$482	$826	$439

See accompanying notes to Consolidated Financial Statements.

1	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,490	$3,379
Marketable securities	166	700
Accounts receivable, less allowance of $68 ($61 in 2015)	1,758	1,662
Inventories:
Materials and supplies	363	304
Work in process	126	103
Finished goods	1,500	1,232
Total inventories	$1,989	$1,639
Prepaid expenses and other current assets	421	563
Total current assets	$7,824	$7,943
Property, plant and equipment:
Land, buildings and improvements	797	687
Machinery and equipment	2,273	2,043
Total property, plant and equipment	3,070	2,730
Less allowance for depreciation	1,624	1,531
Net property, plant and equipment	$1,446	$1,199
Goodwill	6,372	4,136
Other intangibles, net	3,728	1,794
Other noncurrent assets	1,150	1,151
Total assets	$20,520	$16,223

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$425	$410
Accrued compensation	530	637
Income taxes	166	141
Dividend payable	142	142
Accrued recall	582	694
Accrued expenses and other liabilities	833	710
Current maturities of debt	927	768
Total current liabilities	$3,605	$3,502
Long-term debt, excluding current maturities	6,717	3,230
Other noncurrent liabilities	1,100	980
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 374 million shares (373 million shares in 2015)	37	37
Additional paid-in capital	1,378	1,321
Retained earnings	8,278	7,792
Accumulated other comprehensive income	(595)	(639)
Total shareholders' equity	$9,098	$8,511
Total liabilities & shareholders' equity	$20,520	$16,223

See accompanying notes to Consolidated Financial Statements.

2	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
December 31, 2015	$37	$1,321	$7,792	$(639)	$8,511
Net earnings			782		782
Other comprehensive income				44	44
Issuance of 1.4 million shares of common stock under stock option and benefit plans, including $28 excess income tax benefit		9			9
Repurchase of 0.1 million shares of common stock		(1)	(12)		(13)
Share-based compensation		49			49
Cash dividends declared of $0.76 per share of common stock			(284)		(284)
June 30, 2016	$37	$1,378	$8,278	$(595)	$9,098

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	2016	2015
Operating activities
Net earnings	$782	$616
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	106	90
Amortization of intangible assets	141	98
Share-based compensation	49	44
Gross recall charges	47	166
Sale of inventory stepped up to fair value at acquisition	35	13
Excess tax benefits from stock issued under employee stock plans	(27)	(19)
Changes in operating assets and liabilities:
Accounts receivable	57	39
Inventories	(225)	(67)
Accounts payable	(5)	17
Accrued expenses and other liabilities	(190)	(125)
Recall-related payments	(157)	(31)
Income taxes	(31)	(251)
Other	89	147
Net cash provided by operating activities	$671	$737
Investing activities
Acquisitions, net of cash acquired	(4,219)	(92)
Purchases of marketable securities	(116)	(1,137)
Sales of marketable securities	652	3,569
Purchases of property, plant and equipment	(229)	(114)
Net cash (used in) provided by investing activities	$(3,912)	$2,226
Financing activities
Proceeds from borrowings	3,868	1,014
Payments on borrowings	(257)	(1,512)
Dividends paid	(284)	(261)
Repurchase of common stock	(13)	(324)
Excess tax benefits from stock issued under employee stock plans	27	19
Other financing	1	13
Net cash provided by (used in) financing activities	$3,342	$(1,051)
Effect of exchange rate changes on cash and cash equivalents	10	(81)
Change in cash and cash equivalents	$111	$1,831
Cash and cash equivalents at beginning of period	3,379	1,795
Cash and cash equivalents at end of period	$3,490	$3,626

See accompanying notes to Consolidated Financial Statements.

3	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
General Information
These statements should be read in conjunction with our Annual Report on Form 10-K for 2015. Management believes that the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. However, the results of operations included in these consolidated financial statements may not necessarily be indicative of our annual results. Certain prior year amounts on the balance sheet were reclassified as a result of the adoption of Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs to conform with the current year presentation. Refer to Note 7 in the notes to our Consolidated Financial Statements for further information. Certain prior year amounts have been reclassified to conform to the current year presentation of our segment information in Note 10.
New Accounting Pronouncements Not Yet Adopted
In March 2016 the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as simplifies classification in the statement of cash flows. We plan to adopt this standard on January 1, 2017. We are still evaluating the impact that this standard will have on our consolidated financial statements.
In February 2016 the FASB issued ASU 2016-02, Leases. This update requires an entity to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. We plan to adopt this standard on January 1, 2019. We are still evaluating the impact that this standard will have on our consolidated financial statements.
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
NOTE 2 - FAIR VALUE MEASUREMENTS
Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3	Unobservable inputs reflecting our assumptions or external inputs from active markets
When applying the fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of identical or similar instruments, where available, or based on other observable inputs taking into account our credit risk and that of our counterparties. Foreign currency exchange contracts and interest rate hedges are included in Level 2 as we use inputs other than quoted prices that are observable for the asset or liability. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis. Our Level 3 liabilities represent milestone payments for acquisitions. For certain Level 3 liabilities the Black-Scholes option pricing model was used to value the liabilities, while the fair value of remaining liabilities was estimated using a discounted cash flow technique. Significant unobservable inputs to this technique included our probability assessments of occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligation. We remeasure the fair value our assets and liabilities each reporting period. We record the changes in fair value within selling, general and administrative expense and the changes in the time value of money within other income (expense), net.
Valuation of Assets and Liabilities Measured at Fair Value

	June	December
	2016	2015
Cash and cash equivalents	$3,490	$3,379
Trading marketable securities	87	82
Level 1 - Assets	$3,577	$3,461
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$47	$214
Foreign government debt securities	64	96
United States agency debt securities	16	120
United States treasury debt securities	26	264
Certificates of deposit	13	8
Total available-for-sale marketable securities	$166	$702
Foreign currency exchange forward contracts	11	69
Interest rate swap asset	44	15
Level 2 - Assets	$221	$786
Total assets measured at fair value	$3,798	$4,247

Deferred compensation arrangements	$87	$82
Level 1 - Liabilities	$87	$82
Foreign currency exchange forward contracts	$41	$10
Interest rate swap liability	—	4
Level 2 - Liabilities	$41	$14
Contingent consideration:
Beginning balance	$56	$48
Additions	13	11
Losses included in earnings	(5)	—
Settlements	(2)	(3)
Balance at the end of the period	$62	$56
Level 3 - Liabilities	$62	$56
Total liabilities measured at fair value	$190	$152
There were no significant transfers into or out of any level between December 31, 2015 and June 30, 2016.
Fair Value of Available for Sale Securities by Maturity

	June	December
	2016	2015
Due in one year or less	$91	$588
Due after one year through three years	$74	$114
Due after three years	$1	$—
On June 30, 2016 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal.

4	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

The total of interest and marketable securities income was $7 and $5 in the three months 2016 and 2015 and $12 and $11 in the six months 2016 and 2015. We record interest and marketable securities income in other income (expense), net.
Less than 1% of our investments in available-for-sale marketable securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired on June 30, 2016.
Securities in a Continuous Unrealized Loss Position

	Number of Investments	Fair Value
Corporate and asset-backed	11	$10
United States agency	1	5
Total	12	$15
On June 30, 2016 substantially all our investments with unrealized losses that were not deemed to be other-than-temporarily impaired were in a continuous unrealized loss position for less than twelve months, and the losses were nominal.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Three Months 2016	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(120)	$(16)	$(486)	$(622)
OCI	—	(3)	(18)	49	28
Tax expense (benefit)	—	1	5	(5)	1
Reclassifications to:
Cost of sales	—	1	(2)	—	(1)
Other income	(1)	—	—	—	(1)
Income tax expense (benefit)	1	(1)	—	—	—
Net OCI	—	(2)	(15)	44	27
Ending	$—	$(122)	$(31)	$(442)	$(595)

Three Months 2015	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$4	$(123)	$14	$(416)	$(521)
OCI	(3)	(6)	22	87	100
Tax expense (benefit)	—	1	(8)	—	(7)
Reclassifications to:
Cost of sales	—	2	(6)	—	(4)
Other income	(2)	—	—	—	(2)
Income tax expense (benefit)	1	—	2	—	3
Net OCI	(4)	(3)	10	87	90
Ending	$—	$(126)	$24	$(329)	$(431)

Six Months 2016	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(119)	$4	$(524)	$(639)
OCI	2	(6)	(40)	77	33
Tax expense (benefit)	(1)	1	11	5	16
Reclassifications to:
Cost of sales	—	3	(8)	—	(5)
Other income	(2)	—	—	—	(2)
Income tax expense (benefit)	1	(1)	2	—	2
Net OCI	—	(3)	(35)	82	44
Ending	$—	$(122)	$(31)	$(442)	$(595)

Six Months 2015	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$3	$(136)	$13	$(134)	$(254)
OCI	1	9	21	(195)	(164)
Tax expense (benefit)	(1)	(2)	(6)	—	(9)
Reclassifications to:
Cost of sales	—	4	(6)	—	(2)
Other income	(4)	—	—	—	(4)
Income tax expense (benefit)	1	(1)	2	—	2
Net OCI	(3)	10	11	(195)	(177)
Ending	$—	$(126)	$24	$(329)	$(431)
NOTE 4 - DERIVATIVE INSTRUMENTS
We use operational and economic hedges, foreign currency exchange forward contracts, net investment hedges and interest rate derivative instruments to manage the impact of currency exchange and interest rate fluctuations on earnings and cash flow. At inception the derivative is designated as a cash flow hedge, a fair value hedge or a free standing derivative. We do not enter into derivative instruments for speculative purposes. We did not change our hedging strategies, accounting practices, or objectives from those disclosed in our Annual Report on Form 10-K for 2015.
Designated Net Investment Hedges
We have designated certain long-term intercompany loans payable and forward exchange contracts as net investment hedges of our investments in certain international subsidiaries that use the Euro as their functional currency. The effective portion of derivatives designated as net investment hedges are reported as a component of Accumulated Other Comprehensive Income (AOCI). On June 30, 2016 the total after-tax amount in AOCI related to our designated net investment hedges was $13. For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the derivative's gain or loss is recognized in OCI and reported as a component of AOCI.
We use the forward method to measure ineffectiveness. Under this method, for each reporting period the change in the carrying value of the Euro-denominated amounts due to remeasurement of the effective portion is reported as a component of AOCI, and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net. The gain or loss related to settled net investment hedges will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We evaluate the effectiveness of our net investment hedges quarterly and did not recognize any ineffectiveness in the six months 2016.
Designated and Non-Designated Hedges

June 2016	Designated	Non-Designated	Total
Gross notional amount	$1,011	$2,789	$3,800
Maximum term in days			546
Fair value:
Other current assets	$5	$5	$10
Other noncurrent assets	1	—	1
Other current liabilities	(31)	(7)	(38)
Other noncurrent liabilities	(3)	—	(3)
Total	$(28)	$(2)	$(30)

5	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

December 2015	Designated	Non-Designated	Total
Gross notional amount	$889	$4,061	$4,950
Maximum term in days			546
Fair value:
Other current assets	$27	$41	$68
Other noncurrent assets	1	—	1
Other current liabilities	(6)	(3)	(9)
Other noncurrent liabilities	(1)	—	(1)
Total	$21	$38	$59

We are exposed to credit loss in the event of nonperformance by our counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.
Net Currency Exchange Rate Gains (Losses)

	Three Months		Six Months
Recorded In:	2016	2015	2016	2015
Cost of sales	$2	$5	$8	$5
Other income (expense), net	(6)	(7)	(10)	(11)
Total	$(4)	$(2)	$(2)	$(6)
On June 30, 2016 and December 31, 2015 pretax (losses) gains on derivatives designated as hedges of ($22) and $17, reported in AOCI, were expected to be reclassified to earnings during the next 12 months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There were no ineffective portions of derivatives that resulted in gains or losses in any of the periods presented.
Interest Rate Risk on Future Debt Issuance
In the six months 2016 we terminated multiple designated interest rate cash flow hedges, recognized $7 in OCI related to hedges on our debt issuances and recognized a nominal amount of ineffectiveness in interest expense. The remaining amounts in AOCI will be reclassified to interest expense over the term of the debt. The cash flow effect of these hedges is recognized in cash flow from operations.
Fair Value Hedges
On June 30, 2016 we had interest rate swaps with gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 senior unsecured notes due in 2024. In the six months 2016, there was no hedge ineffectiveness recorded as a result of these fair value hedges.
Fair Value Interest Rate Hedge Instruments

	June 2016	December 2015
Gross notional amount	$500	$500
Fair value:
Other noncurrent assets	$44	$15
Long-term debt	(44)	(15)
Total	$—	$—
NOTE 5 - ACQUISITIONS
In April 2016 we completed the acquisition of Sage Products, LLC (Sage) for total consideration of approximately $2,875. Sage develops, manufactures and distributes disposable products targeted at reducing "Never Events," primarily in the intensive care unit.
In April 2016 we completed the acquisition of Physio-Control International, Inc. (Physio) for total consideration of approximately $1,308. Physio develops, manufactures and markets monitors/defibrillators, automated external defibrillators (AEDs) and CPR-assist devices along with data management and support services.

Other acquisitions in 2016 include the April acquisition of Synergetics' neuro portfolio (Synergetics). The acquired portfolio of Synergetics includes the Malis generator, Spetzler Malis disposable forceps, and our existing Sonopet tips and RF generator.
Other acquisitions in 2015 include the acquisition of certain assets of CHG Hospital Beds, Inc. (CHG). CHG designs, manufactures and markets low-height hospital beds and related accessories. The measurement period for CHG is complete. Revisions to the original purchase price allocation were nominal.
These acquisitions enhanced our product offerings within our MedSurg segment. Goodwill acquired with the Sage, Synergetics and CHG acquisitions is deductible for tax purposes.
Supplemental pro forma combined statements of earnings have not been presented for the Sage and Physio acquisitions as the impact of their results of operations were not material to our Consolidated Statements of Earnings.
Purchase Price Allocation of Acquired Net Assets

	2016			2015
	Sage	Physio	Other	Other
Purchase price paid	$2,870	$1,308	$225	$138
Contingent consideration	5	—	8	9
Total consideration	$2,875	$1,308	$233	$147
Tangible assets acquired:
Cash	$91	$31	$—	$—
Accounts receivable	29	106	5	4
Inventory	63	72	9	9
Other assets	80	120	14	17
Liabilities	(76)	(414)	(18)	(7)
Intangible assets:
Customer relationship	948	365	11	12
Trade name	72	157	13	2
Developed technology and patents	176	221	90	53
IPR&D	—	8	7	—
Goodwill	1,492	642	102	57
Total	$2,875	$1,308	$233	$147
Weighted-average life of intangible assets	15	14	13	10
Purchase price allocations for acquisitions were based on preliminary valuations and our estimates and assumptions and are subject to change within the measurement period.
Estimated Amortization Expense

Remainder of 2016	2017	2018	2019	2020
$171	$343	$336	$328	$308
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

6	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

incurred, which could unfavorably affect future operating results. We are self-insured for product liability claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. On November 3, 2014 we announced that we had entered into a settlement agreement to compensate eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem prior to that date. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, some lawsuits will remain and we will continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter globally is estimated to be approximately $1,870 ($2,102 before $232 of third-party insurance recoveries) to $2,411. In the three months 2016 we recognized additional charges to earnings of $28 representing the excess of the minimum of the range over the previously recorded reserves. We have made a total of $1,460 of recall-related payments, including $1,359 under the United States Rejuvenate and ABG II settlement agreement. The final outcome of this matter is dependent on many factors that are difficult to predict including the number of enrollees in the settlement program and the total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we filed a lawsuit in federal court against Zimmer Biomet Holdings, Inc. (Zimmer), alleging that a Zimmer product infringed three of our patents. In 2013 following a jury trial favorable to us, the trial judge entered a judgment that, among other things, awarded us damages of $76 and ordered Zimmer to pay us enhanced damages. Zimmer appealed this ruling. In December 2014 the Federal Circuit affirmed the damages awarded to us, reversed the order for enhanced damages and remanded the issue of attorney fees to the trial court. The Federal Circuit denied our petition for a rehearing en banc on the issue of enhanced damages. In May 2015 the trial court entered a stipulated judgment that, among other things, required Zimmer to pay us the base amount of damages and interest, while the issues of enhanced damages and attorney fees continue to be pursued. In June 2015 we recorded a $54 gain, net of legal costs, which was recorded within selling, general and administrative expenses. On June 13, 2016 the United States Supreme Court vacated the decision of the Federal Circuit that reversed our judgment for enhanced damages and remanded the case to the Federal Circuit to reconsider the issue.
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
NOTE 7 - DEBT AND CREDIT FACILITIES
In March 2016 we sold $3,500 of senior unsecured notes. Our commercial paper program allows us to have a maximum of $1,250 in commercial paper outstanding with maturities up to 397 days from the date of issuance. The weighted-average original maturity of the commercial paper outstanding was approximately 40 days. The following table is a summary of our total debt and other debt information.

		June	December
		2016	2015
Senior unsecured notes:
Rate	Due
2.000%	09/30/2016	$750	$749
1.300%	04/01/2018	597	597
2.000%	03/08/2019	745	—
4.375%	01/15/2020	497	496
2.625%	03/15/2021	744	—
3.375%	05/15/2024	636	606
3.375%	11/01/2025	744	744
3.500%	03/15/2026	986	—
4.100%	04/01/2043	391	390
4.375%	05/15/2044	394	394
4.625%	03/15/2046	979	—
Commercial paper		145	—
Other		36	22
Total debt		$7,644	$3,998
Less current maturities		927	768
Total long-term debt		$6,717	$3,230

Unamortized debt issuance costs		$48	$24
Available borrowing capacity under all existing facilities		$1,157	$1,236
Fair value of debt		$7,881	$4,009
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on June 30, 2016.
The fair value of debt (excluding the interest rate hedge) was based on the quoted interest rates for similar types and amounts of borrowings. Substantially all of our debt was classified within Level 1 of the fair value hierarchy, because the fair value of the debt was estimated using rates with identical terms and maturities based on quoted active market prices and yields, which took into account the underlying terms of the debt instruments.
On January 1, 2016 we retrospectively adopted ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This standard update requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability consistent with the treatment of debt discounts. The adoption of this standard resulted in the reclassification of $24 of unamortized debt issuance costs principally from other noncurrent assets to a reduction of long term debt on our consolidated balance sheet on December 31, 2015.
NOTE 8 - CAPITAL STOCK
In February 2016 we declared a quarterly dividend of $0.38 per share payable on April 30, 2016 to shareholders of record at the close of business on March 31, 2016. In April 2016 we declared a

7	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

quarterly dividend of $0.38 per share payable on July 29, 2016 to shareholders at the close of business on June 30, 2016.
In the six months 2016, 135 thousand shares, repurchased at the end of 2015, were settled at a cost of $13 under our authorized repurchase programs. The manner, timing and amount of repurchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On June 30, 2016 the total dollar value of shares that could be acquired under our authorized repurchase programs was $1,870. We have suspended our share repurchase program through the remainder of 2016.
NOTE 9 - INCOME TAXES
Our effective tax rates were 12.3% and 2.2% in the three months 2016 and 2015 and 14.5% and 20.8% in the six months 2016 and 2015. The increase in the effective income tax rate in the three months 2016 was due to tax expense related to acquisitions in the quarter, while the effective income tax rate in 2015 included decreased tax expense related to the jurisdictional allocation of tax expense on recall charges. The effective income tax rate in the six months 2016 decreased from 2015 primarily due to certain discrete 2015 tax expense related to the establishment of our European regional headquarters.
NOTE 10 - SEGMENT INFORMATION
The following table is a summary of our results of operations by reportable segments.

	Three Months		Six Months
	2016	2015	2016	2015
Orthopaedics	$1,082	$1,035	$2,139	$2,058
MedSurg	1,258	939	2,216	1,866
Neurotechnology and Spine	500	458	980	887
Net sales	$2,840	$2,432	$5,335	$4,811
Orthopaedics	$371	$339	$720	$671
MedSurg	253	196	451	376
Neurotechnology and Spine	160	117	299	229
Segment operating income	$784	$652	$1,470	$1,276
Items not allocated to segments:
Corporate and other	$(80)	$(73)	$(162)	$(142)
Acquisition and integration-related charges	(66)	(12)	(71)	(32)
Amortization of purchased intangible assets	(88)	(49)	(141)	(98)
Restructuring-related charges	(22)	(30)	(42)	(56)
Rejuvenate and ABG II recalls	(28)	(112)	(47)	(166)
Legal matters	—	53	12	53
Consolidated operating income	$500	$429	$1,019	$835
Total assets of our MedSurg segment increased to $8,916 as a results of our recent acquisitions as discussed in Note 5. There were no other significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT STRYKER
Stryker Corporation is a global leader in medical technology with revenues of $9,946 and net earnings of $1,439 in 2015. Stryker offers a diverse array of innovative medical technologies including orthopaedic, medical and surgical, and neurotechnology and spine products to help people lead more active and satisfying lives.
We segregate our operations into three reportable business segments: Orthopaedics, MedSurg, and Neurotechnology and Spine. Orthopaedics products consist primarily of implants used in hip and knee joint replacements and trauma and extremities surgeries. MedSurg products include surgical equipment and surgical navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling and emergency medical equipment (Medical), and reprocessed and remanufactured medical devices (Sustainability) as well as other medical device products used in a variety of medical specialties. Neurotechnology and Spine products include both neurosurgical and neurovascular devices.
Overview of the Three and Six Months
In the three months we achieved sales growth of 16.8% and 17.0% in constant currency, including 10.4% from acquisitions. We reported net earnings per diluted share of $1.00 in the three months and achieved a 15.8% growth in adjusted net earnings per diluted share.
In the six months we achieved sales growth of 10.9% and 11.6% in constant currency, including 5.3% from acquisitions. We reported net earnings per diluted share of $2.07 in the six months and achieved a 13.9% growth in adjusted net earnings per diluted share.
A reconciliation of reported net earnings per diluted share to adjusted net earnings per diluted share is included on page 12 of this report.
Recent Developments
In April 2016 we completed the acquisitions of Sage Products, LLC (Sage) for total consideration of approximately $2,875, Physio-Control International, Inc. (Physio) for total consideration of approximately $1,308 and Synergetics' neuro portfolio (Synergetics). Sage develops, manufactures and distributes disposable products targeted at reducing "Never Events," primarily in the intensive care unit. Physio develops, manufactures and markets monitors/defibrillators, automated external defibrillators (AEDs) and CPR-assist devices along with data management and support services. The acquired portfolio of Synergetics includes the Malis generator, Spetzler Malis disposable forceps and our existing Sonopet tips and RF generator. Refer to Note 5 in the notes to our Consolidated Financial Statements for further information.
In March 2016 we sold $3,500 of senior unsecured notes. Refer to Note 7 in the notes to our Consolidated Financial Statements for further information.

8	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

RESULTS OF OPERATIONS

	Three Months					Six Months
	2016	% Sales	2015	% Sales	% Change	2016	% Sales	2015	% Sales	% Change
Net sales	$2,840	100.0%	$2,432	100.0%	16.8%	$5,335	100.0%	$4,811	100.0%	10.9%
Gross profit	1,842	64.9	1,605	66.0	14.8	3,536	66.3	3,158	65.6	12.0
Research, development and engineering	183	6.4	154	6.3	18.8	342	6.4	306	6.4	11.8
Selling, general and administrative	1,043	36.7	861	35.4	21.1	1,987	37.2	1,753	36.4	13.3
Recall charges	28	1.0	112	4.6	(75.0)	47	0.9	166	3.5	(71.7)
Intangible amortization	88	3.1	49	2.0	79.6	141	2.6	98	2.0	43.9
Other income (expense), net	(67)	(2.4)	(28)	(1.2)	139.3	(105)	(2.0)	(57)	(1.2)	84.2
Income taxes	53		9		488.9	132		162		(18.5)
Net earnings	$380	13.4%	$392	16.1%	(3.1)%	$782	14.7%	$616	12.8%	26.9%

Net earnings per diluted share	$1.00		$1.03		(2.9)%	$2.07		$1.61		28.6%
Adjusted net earnings per diluted share	$1.39		$1.20		15.8%	$2.63		$2.31		13.9%
See "Non-GAAP Financial Measures" on page 12 for a discussion of non-GAAP financial measures used in this report.
Geographic and Segment Net Sales

	Three Months				Six Months
			Percentage Change				Percentage Change
	2016	2015	As Reported	Constant Currency	2016	2015	Reported	Constant Currency
Geographic:
United States	$2,046	$1,716	19.2%	19.2%	$3,868	$3,389	14.1%	14.1%
International	794	716	11.0	11.7	1,467	1,422	3.2	5.7
Total	$2,840	$2,432	16.8%	17.0%	$5,335	$4,811	10.9%	11.6%
Segment:
Orthopaedics	$1,082	$1,035	4.6%	4.8%	$2,139	$2,058	3.9%	4.7%
MedSurg	1,258	939	33.8	34.2	2,216	1,866	18.7	19.5
Neurotechnology and Spine	500	458	9.3	9.0	980	887	10.6	11.0
Total	$2,840	$2,432	16.8%	17.0%	$5,335	$4,811	10.9%	11.6%
Supplemental Net Sales Growth Information

	Three Months							Six Months
			Percentage Change							Percentage Change
					United States	International						U.S.	International
	2016	2015	Reported	Constant Currency	Reported	Reported	Constant Currency	2016	2015	Reported	Constant Currency	Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$370	$346	7.1%	7.5%	7.0%	7.2%	8.7%	$731	$691	5.8%	6.6%	8.0%	0.3%	3.3%
Hips	323	320	1.2	1.8	1.2	1.3	2.8	639	632	1.2	2.3	2.8	(1.4)	1.6
Trauma and Extremities	328	309	6.0	5.6	9.5	0.6	(0.4)	655	622	5.3	5.6	10.2	(2.2)	(1.3)
Other	61	60	1.0	1.4	4.5	(11.6)	(9.7)	114	113	0.7	1.5	4.1	(12.9)	(9.0)
Total Orthopaedics	$1,082	$1,035	4.6%	4.8%	5.9%	2.2%	2.9%	$2,139	$2,058	3.9%	4.7%	6.9%	(1.6)%	0.7%
MedSurg:
Instruments	$377	$354	6.4%	6.6%	8.0%	1.4%	2.2%	$742	$700	6.0%	6.7%	9.1%	(3.5)%	(0.6)%
Endoscopy	357	335	6.0	6.4	10.8	(7.7)	(6.1)	685	656	4.3	5.1	9.8	(11.1)	(8.0)
Medical	465	197	136.4	137.2	127.0	174.9	179.5	672	402	67.1	68.1	63.2	83.4	88.9
Sustainability	59	53	11.2	11.2	11.1	46.6	53.6	117	108	8.6	8.6	8.6	15.7	24.0
Total MedSurg	$1,258	$939	33.8%	34.2%	35.0%	29.4%	31.3%	$2,216	$1,866	18.7%	19.5%	21.4%	9.3%	12.8%
Neurotechnology and Spine:
Neurotechnology	$312	$272	14.9%	14.4%	15.6%	13.5%	12.3%	$613	$524	17.1%	17.5%	18.3%	15.0%	16.2%
Spine	188	186	1.1	1.0	4.8	(8.9)	(9.2)	367	363	1.1	1.5	5.3	(10.4)	(9.1)
Total Neurotechnology and Spine	$500	$458	9.3%	9.0%	10.9%	5.9%	5.0%	$980	$887	10.6%	11.0%	12.6%	6.4%	7.6%
Total	$2,840	$2,432	16.8%	17.0%	19.2%	11.0%	11.7%	$5,335	$4,811	10.9%	11.6%	14.1%	3.2%	5.7%
Consolidated Net Sales
Consolidated net sales of $2,840 increased 16.8% in the three months as reported and 17.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.2%. Excluding the 10.4% impact of acquisitions, net sales in constant currency increased by 7.9% from increased unit volume partially offset by 1.3% due to lower prices. The unit volume increase was primarily due to higher shipments of knees, medical, endoscopy and trauma and extremities products.
Consolidated net sales of $5,335 increased 10.9% in the six months as reported and 11.6% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.7%. Excluding the 5.3% impact of acquisitions, net sales in constant currency increased by 7.7% from increased unit volume partially offset by 1.3% due to lower prices. The unit volume increase was primarily

9	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

due to higher shipments of knees, trauma and extremities, neurotechnology, medical, endoscopy and instruments products.
Orthopaedics Net Sales
Orthopaedics net sales of $1,082 increased 4.6% in the three months as reported and 4.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.2%. Excluding the 0.3% impact of acquisitions, net sales in constant currency increased by 6.7% from increased unit volume partially offset by 2.2% due to lower prices. The unit volume increase was led primarily by higher shipments of knees and trauma and extremities products.
Orthopaedics net sales of $2,139 increased 3.9% in the six months as reported and 4.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Excluding the 0.2% impact of acquisitions, net sales in constant currency increased by 6.5% from increased unit volume partially offset by 1.9% due to lower prices. The unit volume increase was led primarily by higher shipments of knees and trauma and extremities products.
MedSurg Net Sales
MedSurg net sales of $1,258 increased 33.8% in the three months as reported and 34.2% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.4%. Excluding the 25.7% impact of acquisitions, net sales in constant currency increased by 9.0% from increased unit volume partially offset by 0.5% due to lower prices. The unit volume increase was led primarily by higher shipments of medical and endoscopy products.
MedSurg net sales of $2,216 increased 18.7% in the six months as reported and 19.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Excluding the 13.0% impact of acquisitions, net sales in constant currency increased by 7.0% from increased unit volume partially offset by 0.6% due to lower prices. The unit volume increase was led primarily by higher shipments of endoscopy, instruments and medical products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales of $500 increased 9.3% in the three months as reported and 9.0% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.3%. Excluding the 1.5% impact of acquisitions, net sales in constant currency increased by 8.5% from increased unit volume partially offset by 1.0% due to lower prices. The unit volume increase was led primarily by higher shipments of neurotechnology products.
Neurotechnology and Spine net sales of $980 increased 10.6% in the six months as reported and 11.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.4%. Excluding the 0.8% impact of acquisitions, net sales in constant currency increased by 11.9% from increased unit volume partially offset by 1.7% due to lower prices. The unit volume increase was led primarily by higher shipments of neurotechnology products.
Gross Profit
Gross profit in the three months decreased to 64.9% of sales from 66.0% in 2015 primarily due to the impact of the sale of inventory stepped up to fair value in connection with our recent acquisitions and unfavorable product mix. The gross profit decrease in the three months was partially offset by the favorable impact of the two-year suspension of the United States medical device excise tax that became effective January 1, 2016. Gross profit in the six months increased to 66.3% from 65.6% in 2015 primarily due to suspension of the United States medical device excise tax. We expect this favorable impact to gross profit as a result of the suspension of the United States medical device excise tax to continue through 2017.

	Three Months
	2016		2015
	$	% Sales	$	% Sales
Reported Gross Profit	$1,842	64.9%	$1,605	66.0%
Inventory stepped up to fair value	35	1.2	6	0.3
Restructuring-related charges	2	0.1	1	—
Adjusted Gross Profit	$1,879	66.2%	$1,612	66.3%

	Six Months
	2016		2015
	$	% Sales	$	% Sales
Reported Gross Profit	$3,536	66.3%	$3,158	65.6%
Inventory stepped up to fair value	35	0.6	13	0.4
Restructuring-related charges	5	0.1	2	—
Adjusted Gross Profit	$3,576	67.0%	$3,173	66.0%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $29 or 18.8% to $183 in the three months and were 6.4% of sales in 2016 compared to 6.3% in 2015. These expenses increased $36 or 11.8% to $342 in the six months and 6.4% of sales in both 2016 and 2015. Recent acquisitions and the timing of spending on projects and investments in new technologies contributed to the increased spending levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $182 or 21.1% in the three months to 36.7% of sales compared to 35.4% in 2015. Excluding the impact of the charges noted below, expenses decreased to 34.9% of sales compared to 36.1% in 2015, primarily due to disciplined expense management, partially offset by the impact of our recent acquisitions, increased compensation costs due in part to sales performance-related compensation and expenses associated with the development of a global enterprise resource planning system.
Selling, general and administrative expenses increased $234 or 13.3% in the six months to 37.2% of sales compared to 36.4% in 2015. Excluding the impact of the charges noted below, expenses increased slightly to 36.1% of sales compared to 36.0% in 2015, primarily due to increased compensation costs due in part to sales performance-related compensation, the impact of our recent acquisitions and expenses associated with the development of a global enterprise resource planning system.

	Three Months
	2016		2015
	$	% Sales	$	% Sales
Reported Selling, General and Administrative	$1,043	36.7%	$861	35.4%
Other acquisition and integration-related	(31)	(1.1)	(6)	(0.2)
Restructuring-related charges	(20)	(0.7)	(29)	(1.2)
Legal Matters	—	—	53	2.1
Adjusted Selling, General and Administrative	$992	34.9%	$879	36.1%

	Six Months
	2016		2015
	$	% Sales	$	% Sales
Reported Selling, General and Administrative	$1,987	37.2%	$1,753	36.4%
Other acquisition and integration-related	(36)	(0.6)	(19)	(0.4)
Restructuring-related charges	(37)	(0.7)	(54)	(1.1)
Legal Matters	12	0.2	53	1.1
Adjusted Selling, General and Administrative	$1,926	36.1%	$1,733	36.0%

10	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

Recall Charges
Recall charges were $28 and $112 in the three months and $47 and $166 in the six months of 2016 and 2015. The charges relate to the previously disclosed Rejuvenate and ABG II modular-neck hip stems voluntary recalls. Refer to Note 6 in the notes to our Consolidated Financial Statements for further information.
Intangibles Amortization
Intangibles amortization was $88 and $49 in the three months and $141 and $98 in the six months of 2016 and 2015. The increases were due primarily to our recent acquisitions. Refer to Note 5 in the notes to our Consolidated Financial Statements for further information.
Other Income (Expense), Net
Other income (expense), net was ($67) and ($28) in the three months and ($105) and ($57) in the six months 2016 and 2015. The increases were primarily driven by higher interest expense due to higher debt levels as a result of our March 2016 debt offering.
Income Taxes
The effective income tax rate on earnings was 12.3% and 2.2% in the three months 2016 and 2015 and 14.5% and 20.8% in the six months 2016 and 2015. The increase in the effective income tax rate in the three months 2016 was due to tax expense related to acquisitions in the quarter, while the effective income tax rate in the 2015 included decreased tax expense related to the jurisdictional allocation of tax expense on recall charges. The effective income tax rate in the six months 2016 decreased from the effective income 2015 primarily due to certain discrete 2015 tax expense related to the establishment of our European regional headquarters.
Net Earnings
Net earnings decreased to $380 or $1.00 per diluted share in the three months from $392 or $1.03 per diluted share in 2015. Adjusted net earnings per diluted share increased 15.8% to $1.39 in the three months from $1.20 in 2015. In addition, the impact of foreign currency exchange rates on net earnings reduced net earnings per diluted share by approximately $0.03 and $0.07 in the three months 2016 and 2015.
Net earnings increased to $782 or $2.07 per diluted share in the six months from $616 or $1.61 per diluted share in 2015. Adjusted net earnings per diluted share increased 13.9% to $2.63 in the six months from $2.31 in 2015. In addition, the impact of foreign currency exchange rates on net earnings reduced net earnings per diluted share by approximately $0.05 and $0.13 in the six months 2016 and 2015.

	Three Months
	2016		2015
	$	% Sales	$	% Sales
Reported Net Earnings	$380	13.4%	$392	16.1%
Inventory stepped up to fair value	22	0.8	4	0.2
Other acquisition and integration-related	21	0.7	4	0.2
Amortization of intangible assets	59	2.1	34	1.4
Restructuring-related charges	20	0.7	24	1.0
Rejuvenate and other recall matters	23	0.8	46	1.9
Legal Matters	—	—	(46)	(2.0)
Adjusted Net Earnings	$525	18.5%	$458	18.8%

	Six Months
	2016		2015
	$	% Sales	$	% Sales
Reported Net Earnings	$782	14.7%	$616	12.8%
Inventory stepped up to fair value	22	0.4	8	0.2
Other acquisition and integration-related	25	0.5	13	0.3
Amortization of intangible assets	98	1.8	69	1.4
Restructuring-related charges	34	0.6	43	0.9
Rejuvenate and other recall matters	39	0.7	95	2.0
Legal Matters	(7)	(0.1)	(46)	(1.0)
Tax matters	—	—	84	1.7
Adjusted Net Earnings	$993	18.6%	$882	18.3%
NON-GAAP FINANCIAL MEASURES
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures including percentage sales growth in constant currency; percentage organic sales growth; adjusted gross profit; cost of sales excluding specified items; adjusted selling, general and administrative expenses; adjusted amortization of purchased intangible assets; adjusted operating income; adjusted effective income tax rate; adjusted net earnings; and adjusted diluted net earnings per share (Diluted EPS). We believe that these non-GAAP measures provide meaningful information to assist investors and shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures.
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
To measure earnings performance on a consistent and comparable basis we exclude certain items that affect the comparability of operating results and the trend of earnings. These adjustments are irregular in timing, may not be indicative of our past and future performance and are therefore excluded to allow investors to better understand underlying operating trends. The following are examples of the types of adjustments that may be included in a period:

1.	Acquisition and integration-related costs. Costs related to integrating recently acquired businesses and specific costs related to the consummation of the acquisition process.

2.	Amortization of purchased intangible assets. Periodic amortization expense related to purchased intangible assets.

3.	Restructuring-related charges. Costs associated with focused workforce reductions and other restructuring activities.

11	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

4.	Recall matters. Our best estimate of the minimum of the range of probable loss to resolve certain product recalls.

5.	Regulatory and legal matters. Our best estimate of the minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.

6.	Tax matters. Certain significant and discrete tax items and adjustments to interest expense related to the settlement of certain tax matters.
Since non-GAAP financial measures are not standardized it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, gross profit, cost of sales, selling, general and administrative expenses, amortization of purchased intangible assets, operating income, effective income tax rate, net earnings and diluted net earnings per share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Results of Operations below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our consolidated financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures

Three Months 2016	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$1,842	$1,043	$88	$500	$380	12.3%	$1.00
Acquisition and integration related charges:
Inventory stepped up to fair value	35	—	—	35	22	1.6	0.06
Other acquisition and integration related	—	(31)	—	31	21	1.0	0.06
Amortization of purchased intangible assets	—	—	(88)	88	59	3.1	0.16
Restructuring-related charges	2	(20)	—	22	20	(0.4)	0.05
Rejuvenate recall matters	—	—	—	28	23	—	0.06
Adjusted	$1,879	$992	$—	$704	$525	17.6%	$1.39

Three Months 2015	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$1,605	$861	$49	$429	$392	2.2%	$1.03
Acquisition and integration related charges:
Inventory stepped up to fair value	6	—	—	6	4	0.2	0.01
Other acquisition and integration related	—	(6)	—	6	4	0.2	0.01
Amortization of purchased intangible assets	—	—	(49)	49	34	1.7	0.09
Restructuring-related charges	1	(29)	—	30	24	0.2	0.06
Rejuvenate and other recall matters	—	—	—	112	46	11.8	0.12
Legal matters	—	53	—	(53)	(46)	0.5	(0.12)
Adjusted	$1,612	$879	$—	$579	$458	16.8%	$1.20

Six Months 2016	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,536	$1,987	$141	$1,019	$782	14.5%	$2.07
Acquisition and integration related charges:
Inventory stepped up to fair value	35	—	—	35	22	0.7	0.06
Other acquisition and integration related	—	(36)	—	36	25	0.5	0.07
Amortization of purchased intangible assets	—	—	(141)	141	98	2.0	0.26
Restructuring-related charges	5	(37)	—	42	34	0.1	0.09
Rejuvenate recall matters	—	—	—	47	39	—	0.10
Legal matters	—	12	—	(12)	(7)	(0.3)	(0.02)
Adjusted	$3,576	$1,926	$—	$1,308	$993	17.5%	$2.63

Six Months 2015	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,158	$1,753	$98	$835	$616	20.8%	$1.61
Acquisition and integration related charges:
Inventory stepped up to fair value	13	—	—	13	8	0.3	0.02
Other acquisition and integration related	—	(19)	—	19	13	0.3	0.04
Amortization of purchased intangible assets	—	—	(98)	98	69	1.4	0.18
Restructuring-related charges	2	(54)	—	56	43	0.4	0.11
Rejuvenate and other recall matters	—	—	—	166	95	5.3	0.25
Legal matters	—	53	—	(53)	(46)	0.3	(0.12)
Tax Matters	—	—	—	—	84	(10.7)	0.22
Adjusted	$3,173	$1,733	$—	$1,134	$882	18.1%	$2.31
The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as those used in the calculation of the reported per share amounts.

12	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

FINANCIAL CONDITION AND LIQUIDITY

	Six Months
	2016	2015
Net cash provided by operating activities	$671	$737
Net cash (used in) provided by investing activities	(3,912)	2,226
Net cash provided by (used in) financing activities	3,342	(1,051)
Effect of exchange rate changes	10	(81)
Change in cash and cash equivalents	$111	$1,831
Operating Activities
Cash provided by operations was $671 and $737 in the six months 2016 and 2015. Operating cash flows resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, share-based compensation and deferred income taxes). The decrease was primarily due to recall-related payments associated with the Rejuvenate and ABG II recalls, higher compensation related payments and higher inventory purchases. This was partially offset by lower income tax payments. The net of accounts receivable, inventory and accounts payable resulted in the consumption of $173 and $11 of cash in the six months 2016 and 2015. The increase in consumption was due to higher inventory purchases in 2016. Inventory days on hand on June 30, 2016 increased by 14 days from December 31, 2015.
Investing Activities
Cash used in investing activities was $3,912 for 2016 primarily due to cash paid for acquisitions. Cash provided by investing activities was $2,226 in 2015 due to the sale of marketable securities in preparation for recall-related payments.
Acquisitions: Acquisitions resulted in cash consumption of $4,219 and $92 in the six months 2016 and 2015. In 2016 we acquired Sage, Physio, Synergetics and various other businesses and related assets. In 2015 the primary acquisition was CHG.
Capital Expenditures: Capital expenditures were $229 and $114 in the six months 2016 and 2015.
Marketable Securities: Net cash provided by the sale of marketable securities was $536 and $2,432 in the six months 2016 and 2015.
Financing Activities
Dividend Payments: Dividends paid per common share were $0.76 in the six months 2016 and 2015. Total dividend payments to common shareholders were $284 and $261 in the six months 2016 and 2015.
Short-Term and Long-Term Debt: Net proceeds from borrowings were $3,611 in the six months 2016, primarily from the issuance of $3,500 of senior unsecured notes in March 2016. Net repayments of debt were $498 in 2015 as we repaid all of our senior unsecured notes that were due on January 15, 2015. Refer to Note 7 in the notes to our Consolidated Financial Statements for further information.
Share Repurchases: Share repurchases were $13 and $324 in the six months 2016 and 2015. We have suspended our share repurchase program through the remainder of 2016.
Liquidity
Cash, cash equivalents and marketable securities were $3,656 and $4,079 on June 30, 2016 and December 31, 2015. Current assets exceeded current liabilities by $4,219 and $4,441 on June 30, 2016 and December 31, 2015. We anticipate being able to support our short-term liquidity and operating needs, including acquisitions and recall-related payments related to the Rejuvenate and ABG II recalls from a variety of sources including cash from operations, commercial paper and existing credit lines.
We raised funds in the capital markets and may continue to do so from time to time. As a result of the issuance of senior unsecured notes in March of 2016, Moody's downgraded our unsecured note ratings to Baa1 from A3, and Standard & Poor's downgraded our corporate credit and long-term issue-level rating to A from A+ and our short-term rating to A-1 from A-1+. Nevertheless we continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due.
We have existing credit facilities should additional funds be required. On June 30, 2016 we had approximately $1,157 of borrowing capacity available under all of our existing credit facilities.
On June 30, 2016 approximately 62% of our consolidated cash, cash equivalents and marketable securities were held in locations outside the United States compared to 46% on December 31, 2015. Our remaining cash held in locations outside the United States is considered to be indefinitely reinvested. We intend to use this cash to expand operations organically and through acquisitions.
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for 2015.
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
OTHER MATTERS
Legal and Regulatory Matters
As further described in Note 6 to our Consolidated Financial Statements, we recorded additional charges to earnings of $28 representing the excess of the minimum of the range of probable loss to resolve the Rejuvenate and ABG II recalls over the previously recorded reserves. Based on the information that has been received the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $1,870 ($2,102 before $232 of third-party insurance recoveries) to $2,411. The final outcome of this matter is dependent on many variables that are difficult to predict. The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and could have a material adverse effect on our financial position, results of operations and cash flows.
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

13	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

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
We consider our greatest potential area of market risk exposure to be exchange rate risk. Quantitative and qualitative disclosures about exchange rate risk are included in the "Other Information" section of Management's Discussion and Analysis of Financial Condition in Item 7 of our Annual Report on Form 10-K for 2015 under the caption "Hedging and Derivative Financial Instruments." There were no material changes from the information provided therein.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures on June 30, 2016 was carried out under the supervision and with the participation of our management including our Chairman and Chief Executive Officer and our Vice President, Chief Financial Officer (the Certifying Officers). Based on that evaluation the Certifying Officers concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls Over Financial Reporting
There was no change to our internal control over financial reporting in the six months 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) We issued 5,787 shares of our common stock in the three months 2016 as performance incentive awards to certain employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

ITEM 6.	EXHIBITS

(a)
	31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
* Furnished with this Form 10-Q

14	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

July 22, 2016	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, Chairman and Chief Executive Officer

July 22, 2016	/s/ GLENN S. BOEHNLEIN
Date	Glenn S. Boehnlein, Vice President, Chief Financial Officer

15

STRYKER CORPORATION	2016 Second Quarter Form 10-Q

EXHIBIT INDEX

Exhibit 31	Rule 13a-14(a) Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 32	18 U.S.C. Section 1350 Certifications
(i)*	Certification of Principal Executive Officer of Stryker Corporation
(ii)*	Certification of Principal Financial Officer of Stryker Corporation

Exhibit 101	XBRL (Extensible Business Reporting Language) Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Furnished with this Form 10-Q

16