Form 10-Q
period 2016-09-30
STRYKER CORP
filed 2016-10-28
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 374,451,718 shares of Common Stock, $0.10 par value, on September 30, 2016.

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Nine Months
	2016	2015	2016	2015
Net sales	$2,833	$2,420	$8,168	$7,231
Cost of sales	960	796	2,759	2,449
Gross profit	$1,873	$1,624	$5,409	$4,782
Research, development and engineering expenses	184	155	526	461
Selling, general and administrative expenses	1,057	887	3,044	2,640
Recall charges	57	150	104	316
Amortization of intangible assets	89	54	230	152
Total operating expenses	$1,387	$1,246	$3,904	$3,569
Operating income	$486	$378	$1,505	$1,213
Other income (expense), net	(67)	(33)	(172)	(90)
Earnings before income taxes	$419	$345	$1,333	$1,123
Income taxes	64	44	196	206
Net earnings	$355	$301	$1,137	$917

Net earnings per share of common stock:
Basic net earnings per share of common stock	$0.95	$0.80	$3.04	$2.43
Diluted net earnings per share of common stock	$0.94	$0.79	$3.01	$2.40

Weighted-average shares outstanding:
Basic	374.4	376.3	373.9	377.4
Effect of dilutive employee stock options	4.6	4.4	4.4	4.4
Diluted	379.0	380.7	378.3	381.8
There were no anti-dilutive shares for any of the periods presented.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Nine Months
	2016	2015	2016	2015
Net earnings	$355	$301	$1,137	$917
Other comprehensive (loss) income, net of tax:
Marketable securities	—	—	—	(3)
Pension plans	(1)	—	(4)	10
Unrealized losses on designated hedges	—	(15)	(35)	(4)
Financial statement translation	(4)	(83)	78	(278)
Total other comprehensive (loss) income, net of tax	$(5)	$(98)	$39	$(275)
Comprehensive income	$350	$203	$1,176	$642

See accompanying notes to Consolidated Financial Statements.

1	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,953	$3,379
Marketable securities	69	700
Accounts receivable, less allowance of $64 ($61 in 2015)	1,803	1,662
Inventories:
Materials and supplies	396	304
Work in process	126	103
Finished goods	1,570	1,232
Total inventories	$2,092	$1,639
Prepaid expenses and other current assets	449	563
Total current assets	$7,366	$7,943
Property, plant and equipment:
Land, buildings and improvements	802	687
Machinery and equipment	2,321	2,043
Total property, plant and equipment	3,123	2,730
Less allowance for depreciation	1,618	1,531
Net property, plant and equipment	$1,505	$1,199
Goodwill	6,475	4,136
Other intangibles, net	3,608	1,794
Other noncurrent assets	1,233	1,151
Total assets	$20,187	$16,223

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$420	$410
Accrued compensation	640	637
Income taxes	213	141
Dividend payable	142	142
Accrued recall	603	694
Accrued expenses and other liabilities	873	710
Current maturities of debt	135	768
Total current liabilities	$3,026	$3,502
Long-term debt, excluding current maturities	6,713	3,230
Other noncurrent liabilities	1,116	980
Total liabilities	$10,855	$7,712
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 374 million shares (373 million shares in 2015)	37	37
Additional paid-in capital	1,404	1,321
Retained earnings	8,491	7,792
Accumulated other comprehensive income	(600)	(639)
Total shareholders' equity	$9,332	$8,511
Total liabilities & shareholders' equity	$20,187	$16,223

See accompanying notes to Consolidated Financial Statements.

2	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
December 31, 2015	$37	$1,321	$7,792	$(639)	$8,511
Net earnings			1,137		1,137
Other comprehensive income				39	39
Issuance of 1.6 million shares of common stock under stock option and benefit plans, including $31 excess income tax benefit		13			13
Repurchase of 0.1 million shares of common stock		(1)	(12)		(13)
Share-based compensation		71			71
Cash dividends declared of $1.14 per share of common stock			(426)		(426)
September 30, 2016	$37	$1,404	$8,491	$(600)	$9,332
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	2016	2015
Operating activities
Net earnings	$1,137	$917
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	165	137
Amortization of intangible assets	230	152
Share-based compensation	71	65
Recall charges	104	316
Sale of inventory stepped up to fair value at acquisition	37	7
Excess income tax benefits from stock issued under employee stock plans	(31)	(20)
Changes in operating assets and liabilities:
Accounts receivable	22	26
Inventories	(307)	(124)
Accounts payable	(11)	15
Accrued expenses and other liabilities	(72)	(35)
Recall-related payments	(181)	(1,172)
Income taxes	(58)	(241)
Other	58	185
Net cash provided by operating activities	$1,164	$228
Investing activities
Acquisitions, net of cash acquired	(4,296)	(140)
Purchases of marketable securities	(136)	(1,184)
Sales of marketable securities	769	4,056
Purchases of property, plant and equipment	(347)	(191)
Other investing, net	(4)	—
Net cash (used in) provided by investing activities	$(4,014)	$2,541
Financing activities
Proceeds from borrowings	4,248	1,298
Payments on borrowings	(1,430)	(1,799)
Dividends paid	(426)	(391)
Repurchase of common stock	(13)	(446)
Excess income tax benefits from stock issued under employee stock plans	31	20
Other financing	(7)	16
Net cash provided by (used in) financing activities	$2,403	$(1,302)
Effect of exchange rate changes on cash and cash equivalents	21	(99)
Change in cash and cash equivalents	$(426)	$1,368
Cash and cash equivalents at beginning of period	3,379	1,795
Cash and cash equivalents at end of period	$2,953	$3,163

See accompanying notes to Consolidated Financial Statements.

3	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
General Information
These statements should be read in conjunction with our Annual Report on Form 10-K for 2015. Management believes that the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. However, the results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. Certain prior year amounts on the Consolidated Balance Sheets were reclassified as a result of the adoption of Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, to conform with the current year presentation. Refer to Note 7 for further information. Certain prior year amounts have been reclassified to conform to the current year presentation of our segment information in Note 10.
New Accounting Pronouncements Not Yet Adopted
In August 2016 the Financial Accounting Standards Board (FASB) issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which eliminates diversity in practice related to how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows. We plan to adopt this update on January 1, 2017 and do not anticipate that the adoption of this update will have a material impact on our Consolidated Financial Statements.
In March 2016 the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as simplifying classification in the Consolidated Statements of Cash Flows. We plan to adopt this update on January 1, 2017. Upon adoption of this update, excess income tax benefits associated with share-based compensation, which are currently recognized within additional paid in capital, will be recognized within the income tax provision in our Consolidated Statements of Earnings. Additionally, our Consolidated Statements of Cash Flows will present such excess income tax benefits, which are currently presented as a financing activity, as an operating activity. If we had adopted this update on January 1, 2016, the impact would have been $31 through September 30, 2016. The impact of adopting this update in 2017 on our Consolidated Financial Statements will be dependent on market factors, the timing and intrinsic value of future share-based compensation award vests and exercises.
In February 2016 the FASB issued ASU 2016-02, Leases. This update requires an entity to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. We plan to adopt this update on January 1, 2019. We are still evaluating the impact that this update will have on our Consolidated Financial Statements.
In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update outlines a single, comprehensive model for accounting for revenue from contracts with customers. We plan to adopt this update on January 1, 2018. We are still evaluating the impact that this update will have on our Consolidated Financial Statements.

No other new accounting pronouncements were issued or became effective during the period that had, or are expected to have, a material impact on our Consolidated Financial Statements.
NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Three Months 2016	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(122)	$(31)	$(442)	$(595)
OCI	1	(4)	(4)	(8)	(15)
Income taxes	—	1	2	4	7
Reclassifications to:
Cost of sales	—	2	3	—	5
Other income	(1)	—	—	—	(1)
Income taxes	—	—	(1)	—	(1)
Net OCI	—	(1)	—	(4)	(5)
Ending	$—	$(123)	$(31)	$(446)	$(600)

Three Months 2015	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(126)	$24	$(329)	$(431)
OCI	(1)	(2)	(14)	(83)	(100)
Income taxes	—	—	4	—	4
Reclassifications to:
Cost of sales	—	2	(7)	—	(5)
Other expense	1	—	—	—	1
Income taxes	—	—	2	—	2
Net OCI	—	—	(15)	(83)	(98)
Ending	$—	$(126)	$9	$(412)	$(529)

Nine Months 2016	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(119)	$4	$(524)	$(639)
OCI	3	(10)	(43)	69	19
Income taxes	(1)	2	13	9	23
Reclassifications to:
Cost of sales	—	5	(5)	—	—
Other income	(3)	—	—	—	(3)
Income taxes	1	(1)	—	—	—
Net OCI	—	(4)	(35)	78	39
Ending	$—	$(123)	$(31)	$(446)	$(600)

Nine Months 2015	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$3	$(136)	$13	$(134)	$(254)
OCI	2	8	6	(278)	(262)
Income taxes	(1)	(2)	(2)	—	(5)
Reclassifications to:
Cost of sales	—	6	(12)	—	(6)
Other income	(5)	—	—	—	(5)
Income taxes	1	(2)	4	—	3
Net OCI	(3)	10	(4)	(278)	(275)
Ending	$—	$(126)	$9	$(412)	$(529)

4	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

NOTE 3 - DERIVATIVE INSTRUMENTS
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
Designated Net Investment Hedges
We have designated certain long-term intercompany loans payable and forward exchange contracts as net investment hedges of our investments in certain international subsidiaries that use the Euro as their functional currency. For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the derivative's gain or loss is recognized in OCI and reported as a component of Accumulated Other Comprehensive Income (AOCI). On September 30, 2016 the total after-tax amount in AOCI related to our designated net investment hedges was $6.
We use the forward method to measure ineffectiveness. Under this method the change in the carrying value of the Euro-denominated amounts, due to remeasurement of the effective portion, is reported as a component of AOCI. The remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net. The gain or loss related to settled net investment hedges will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We evaluate the effectiveness of our net investment hedges quarterly and did not recognize any ineffectiveness in the nine months 2016.
Designated and Non-Designated Hedges

September 2016	Designated	Non-Designated	Total
Gross notional amount	$1,100	$2,851	$3,951
Maximum term in days			548
Fair value:
Other current assets	$7	$4	$11
Other noncurrent assets	1	—	1
Other current liabilities	(25)	(6)	(31)
Other noncurrent liabilities	(2)	—	(2)
Total	$(19)	$(2)	$(21)

December 2015	Designated	Non-Designated	Total
Gross notional amount	$889	$4,061	$4,950
Maximum term in days			546
Fair value:
Other current assets	$27	$41	$68
Other noncurrent assets	1	—	1
Other current liabilities	(6)	(3)	(9)
Other noncurrent liabilities	(1)	—	(1)
Total	$21	$38	$59
We are exposed to credit loss in the event of nonperformance by our counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.

Net Currency Exchange Rate Gains (Losses)

	Three Months		Nine Months
Reported in:	2016	2015	2016	2015
Cost of sales	$(3)	$7	$5	$12
Other income (expense), net	(5)	(5)	(15)	(16)
Total	$(8)	$2	$(10)	$(4)
On September 30, 2016 and December 31, 2015 pretax (losses) gains on derivatives designated as hedges of ($25) and $17, reported in AOCI, were expected to be reclassified to earnings during the next 12 months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There were no ineffective portions of derivatives that resulted in gains or losses in any of the periods presented.
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
On September 30, 2016 we had interest rate swaps with notional amounts of $600 designated as forward starting interest rate swaps in anticipation of future debt issuances. The market value of outstanding interest rate swap agreements on September 30, 2016 was $1, which is recorded in other assets with an offsetting amount recorded in AOCI. Upon the probable issuance of the debt, these amounts will be released to interest expense over the term of the debt. The cash flow effect of this hedge is recorded in cash flow from operations.
In the nine months 2016 we terminated multiple designated interest rate cash flow hedges, recognized $7 in OCI related to hedges on our debt issuances and recognized a nominal amount of ineffectiveness in interest expense. The remaining amounts in AOCI will be reclassified to interest expense over the term of the debt. The cash flow effect of these hedges is recognized in cash flow from operations.
Fair Value Hedges
On September 30, 2016 we had interest rate swaps with gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 senior unsecured notes due in 2024. In the nine months 2016 there was no hedge ineffectiveness recorded as a result of these fair value hedges.
Fair Value Interest Rate Hedge Instruments

	September 2016	December 2015
Gross notional amount	$500	$500
Fair value:
Other noncurrent assets	$38	$15
Long-term debt	(38)	(15)
Total	$—	$—

5	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

NOTE 4 - FAIR VALUE MEASUREMENTS
Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3	Unobservable inputs reflecting our assumptions or external inputs from active markets
When applying the fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of identical or similar instruments, where available, or based on other observable inputs taking into account our credit risk and that of our counterparties. Foreign currency exchange contracts and interest rate hedges are included in Level 2, as we use inputs other than quoted prices that are observable for the asset or liability. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis. Our Level 3 liabilities represent milestone payments for acquisitions. For certain Level 3 liabilities, the Black-Scholes option pricing model was used to value the liabilities, while the fair value of other liabilities was estimated using a discounted cash flow technique. Significant unobservable inputs to this technique included our probability assessments related to the occurrence of certain events, appropriately discounted considering the uncertainties associated with the obligation. We remeasure the fair value of our assets and liabilities each reporting period. We record the changes in fair value within selling, general and administrative expense and the changes in the time value of money within other income (expense), net.
Assets and Liabilities Measured at Fair Value

	September	December
	2016	2015
Cash and cash equivalents	$2,953	$3,379
Trading marketable securities	91	82
Level 1 - Assets	$3,044	$3,461
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$26	$214
Foreign government debt securities	—	96
United States agency debt securities	11	120
United States treasury debt securities	14	264
Certificates of deposit	18	8
Total available-for-sale marketable securities	$69	$702
Foreign currency exchange forward contracts	12	69
Interest rate swap asset	39	15
Level 2 - Assets	$120	$786
Total assets measured at fair value	$3,164	$4,247

Deferred compensation arrangements	$91	$82
Level 1 - Liabilities	$91	$82
Foreign currency exchange forward contracts	$33	$10
Interest rate swap liability	—	4
Level 2 - Liabilities	$33	$14
Contingent consideration:
Beginning balance	$56	$48
Additions	49	11
Losses included in earnings	(5)	—
Settlements	(3)	(3)
Balance at the end of the period	$97	$56
Level 3 - Liabilities	$97	$56
Total liabilities measured at fair value	$221	$152

There were no significant transfers into or out of any level between December 31, 2015 and September 30, 2016.
Fair Value of Available for Sale Securities by Maturity

	September	December
	2016	2015
Due in one year or less	$42	$588
Due after one year through three years	$27	$114
On September 30, 2016 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. The total of interest and marketable securities income was $7 and $1 in the three months 2016 and 2015 and $19 and $12 in the nine months 2016 and 2015. We record interest and marketable securities income in other income (expense), net.
Less than 1% of our investments in available-for-sale marketable securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired on September 30, 2016. Substantially all our investments with unrealized losses that were not deemed to be other-than-temporarily impaired were in a continuous unrealized loss position for less than twelve months.
Securities in a Continuous Unrealized Loss Position

	Number of Investments	Fair Value
Corporate and asset-backed debt securities	6	$3
United States agency debt securities	1	1
United States treasury debt securities	1	2
Certificates of deposit	13	7
Total	21	$13
NOTE 5 - ACQUISITIONS
In April 2016 we completed the acquisition of Sage Products, LLC (Sage) for total consideration of approximately $2,875. Sage develops, manufactures and distributes disposable products used primarily in the intensive care unit. This acquisition enhanced our product offerings within our MedSurg segment. Purchase price allocations for this acquisition were based on preliminary valuations. Our estimates and assumptions are subject to change within the measurement period.
In April 2016 we completed the acquisition of Physio-Control International, Inc. (Physio) for total consideration of approximately $1,299, net of a working capital adjustment received during the three months 2016. Physio develops, manufactures and markets monitors/defibrillators, automated external defibrillators (AEDs) and CPR-assist devices along with data management and support services. This acquisition enhances our product offerings within our MedSurg segment. Purchase price allocations for this acquisition were based on preliminary valuations. Our estimates and assumptions are subject to change within the measurement period.
The Other acquisitions in 2016 include the acquisition of Synergetics' neuro portfolio (Synergetics). The Synergetics acquisition enhances our product offerings within our MedSurg segment. Purchase price allocations for the Other acquisitions were based on preliminary valuations. Our estimates and assumptions are subject to change within the measurement period.
The Other acquisitions in 2015 include the acquisition of certain assets of CHG Hospital Beds, Inc. (CHG). The CHG acquisition enhances our product offerings within our MedSurg segment. The measurement period for CHG is complete. Revisions to the original purchase price allocation were nominal.

6	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

Goodwill acquired with the Sage, Synergetics and CHG acquisitions is deductible for tax purposes. Supplemental pro forma combined statements of earnings have not been presented for the Sage and Physio acquisitions as the impact of their results of operations were not material to our Consolidated Statements of Earnings.
Purchase Price Allocation of Acquired Net Assets

	2016			2015
	Sage	Physio	Other	Other
Purchase price paid	$2,870	$1,299	$314	$140
Contingent consideration	5	—	27	9
Loss on settlement of pre-existing contract	—	—	(19)	—
Total consideration	$2,875	$1,299	$322	$149
Tangible assets acquired:
Cash	$91	$32	$1	$—
Accounts receivable	29	106	5	4
Inventory	63	74	19	9
Other assets	80	118	16	13
Liabilities	(76)	(387)	(29)	(7)
Goodwill	1,515	638	170	62
Intangible assets:
Customer relationship	930	349	12	13
Trade name	70	150	13	2
Developed technology and patents	173	212	106	53
Non-compete	—	—	2	—
IPR&D	—	7	7	—
Total	$2,875	$1,299	$322	$149
Weighted-average life of intangible assets	15	14	12	10
Estimated Amortization Expense

Remainder of 2016	2017	2018	2019	2020
$86	$345	$338	$329	$310
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
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. On November 3, 2014 we announced that we had entered into a settlement agreement to compensate eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem prior to that date. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, some lawsuits remain and we continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter globally is currently estimated to be approximately $1,915 to $ 2,174 ($2,147 to $2,406 before $232 of third-party insurance recoveries.) In the three months 2016 we recognized additional charges to earnings of $45, representing the excess of the minimum of the range over the previously recorded reserves. We have made a total of $1,483 of recall-related payments, including $1,382 of settlement payments. The final outcome of this matter is dependent on many factors that are difficult to predict, including the number of enrollees in the settlement program and the total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we filed a lawsuit in federal court against Zimmer Biomet Holdings, Inc. (Zimmer) alleging that a Zimmer product infringed on three of our patents. In 2013 following a jury trial favorable to us, the trial judge entered a judgment that, among other things, awarded us damages of $76 and ordered Zimmer to pay us enhanced damages. Zimmer appealed this ruling. In December 2014 the Federal Circuit affirmed the damages awarded to us, reversed the order for enhanced damages and remanded the issue of attorney fees to the trial court. In May 2015 the trial court entered a stipulated judgment that, among other things, required Zimmer to pay us the base amount of damages and interest, while the issues of enhanced damages and attorney fees continue to be pursued. In June 2015 we recorded a $54 gain, net of legal costs, which was recorded within selling, general and administrative expenses. On June 13, 2016 the United States Supreme Court vacated the decision of the Federal Circuit that reversed our judgment for enhanced damages and remanded the case to the Federal Circuit to reconsider the issue. On September 12, 2016 the Federal Circuit issued an opinion that,among other things, remanded the issue of enhanced damages to the trial court.
In April 2011 Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) brought a lawsuit against us alleging infringement under United States patent laws with respect to nine patents related to electrical network communications for hospital beds. On March 31, 2015 the court granted the parties’ joint motion to dismiss with prejudice the claims and counterclaims associated with three of these patents. The case has been stayed with respect to the remaining six patents until reexamination proceedings at the United States Patent Office have concluded. The ultimate resolution of this matter cannot be predicted and it is not possible at this time for us to estimate any probable loss or range of probable losses; however, the ultimate result could have a material adverse effect on our financial position, results of operations and cash flows.

7	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

NOTE 7 - DEBT AND CREDIT FACILITIES
In March 2016 we sold $3,500 of senior unsecured notes. In September 2016 we repaid all $750 of our senior unsecured notes that were due on September 30, 2016.
In September 2016 we increased the amount of commercial paper issuable under the commercial paper program by $250 to a maximum of $1,500 outstanding with maturities up to 397 days from the date of issuance. On September 30, 2016 outstanding commercial paper totaled $100, the weighted-average original maturity of the commercial paper outstanding was approximately 50 days, and the weighted average annualized interest rate of short-term debt was approximately 0.7%.
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. In August 2016 we entered into a new senior unsecured revolving credit facility that replaces our previous agreement dated August 29, 2014. The primary changes were to increase the aggregate principal amount of the commitments by $250 to $1,500 and to extend the maturity date to August 19, 2021.
Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on September 30, 2016.
The following table is a summary of our total debt and other debt information.

		September	December
		2016	2015
Senior unsecured notes:
Rate	Due
2.000%	09/30/2016	$—	$749
1.300%	04/01/2018	598	597
2.000%	03/08/2019	746	—
4.375%	01/15/2020	497	496
2.625%	03/15/2021	745	—
3.375%	05/15/2024	631	606
3.375%	11/01/2025	744	744
3.500%	03/15/2026	986	—
4.100%	04/01/2043	391	390
4.375%	05/15/2044	394	394
4.625%	03/15/2046	979	—
Commercial paper		100	—
Other		37	22
Total debt		$6,848	$3,998
Less current maturities		135	768
Total long-term debt		$6,713	$3,230

Unamortized debt issuance costs		$46	$24
Available borrowing capacity under all existing facilities		$1,560	$1,236
Fair value of debt		$7,118	$4,009
The fair value of debt (excluding the interest rate hedge) was based on the quoted interest rates for similar types and amounts of borrowings. Substantially all of our debt was classified within Level 1 of the fair value hierarchy. The fair value of the debt was estimated using rates with identical terms and maturities based on quoted active market prices and yields, which took into account the underlying terms of the debt instruments.
On January 1, 2016 we retrospectively adopted ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The adoption of this update resulted in the reclassification of $24 of unamortized debt issuance costs, principally from other noncurrent assets, to a reduction of long-term debt on our Consolidated Balance Sheets on December 31, 2015.

NOTE 8 - CAPITAL STOCK
In February 2016 we declared a quarterly dividend of $0.38 per share payable on April 30, 2016 to shareholders of record at the close of business on March 31, 2016. In April 2016 we declared a quarterly dividend of $0.38 per share payable on July 29, 2016 to shareholders at the close of business on June 30, 2016. In July 2016 we declared a quarterly dividend of $0.38 per share payable on October 31, 2016 to shareholders at the close of business on September 30, 2016.
In the nine months 2016, 135 thousand shares, repurchased at the end of 2015, were settled at a cost of $13 under our authorized repurchase programs. The manner, timing and amount of repurchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On September 30, 2016 the total dollar value of shares that could be acquired under our authorized repurchase programs was $1,870. We have suspended our share repurchase program through the remainder of 2016.
NOTE 9 - INCOME TAXES
Our effective tax rates were 15.2% and 12.8% in the three months 2016 and 2015 and 14.7% and 18.3% in the nine months 2016 and 2015. The increase in the effective income tax rate in the three months 2016 was primarily due to the impact of the jurisdictional allocation of tax expense related to recall matters in the three months 2015. The effective income tax rate in the nine months 2016 decreased primarily due to certain discrete tax items in 2015 related to the establishment of our European regional headquarters.
NOTE 10 - SEGMENT INFORMATION
The following table is a summary of our results of operations by reportable segment.

	Three Months		Nine Months
	2016	2015	2016	2015
Orthopaedics	$1,077	$1,019	$3,216	$3,077
MedSurg	1,253	943	3,469	2,809
Neurotechnology and Spine	503	458	1,483	1,345
Net sales	$2,833	$2,420	$8,168	$7,231
Orthopaedics	$385	$370	$1,105	$1,041
MedSurg	255	198	706	574
Neurotechnology and Spine	156	113	455	342
Segment operating income	$796	$681	$2,266	$1,957
Items not allocated to segments:
Corporate and other	(90)	(76)	(252)	(220)
Acquisition and integration-related charges	(49)	(1)	(120)	(31)
Amortization of intangible assets	(89)	(54)	(230)	(152)
Restructuring-related charges	(25)	(22)	(67)	(78)
Rejuvenate and ABG II and other recalls	(57)	(150)	(104)	(316)
Legal matters	—	—	12	53
Total operating income	$486	$378	$1,505	$1,213
Total assets of our MedSurg segment increased to $8,724 as a result of our recent acquisitions as discussed in Note 5. There were no other significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2015.

8	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT STRYKER
Stryker Corporation is a global leader in medical technology with revenues of $9,946 and net earnings of $1,439 in 2015. Stryker offers a diverse array of innovative medical technologies including orthopaedic, medical and surgical, and neurotechnology and spine products to help people lead more active and satisfying lives.
We segregate our operations into three reportable business segments: Orthopaedics, MedSurg, and Neurotechnology and Spine. Orthopaedics products consist primarily of implants used in hip and knee joint replacements and trauma and extremities surgeries. MedSurg products include surgical equipment and surgical navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling and emergency medical equipment, disposable products for the intensive care unit and monitors/defibrillators (Medical), and reprocessed and remanufactured medical devices (Sustainability) as well as other medical device products used in a variety of medical specialties. Neurotechnology and Spine products include both neurosurgical and neurovascular devices.
Overview of the Three and Nine Months
In the three months we achieved sales growth of 17.1% and 16.7% in constant currency, including 10.5% from acquisitions. We reported net earnings per diluted share of $0.94 in the three months and achieved a 19.0% growth in net earnings per diluted share. Excluding the impact of non-GAAP adjustments noted on page 12, we achieved adjusted net earnings of $526 and growth of 11.2% in adjusted net earnings per diluted share.
In the nine months we achieved sales growth of 13.0% and 13.3% in constant currency, including 7.0% from acquisitions. We reported net earnings per diluted share of $3.01 in the nine months and achieved a 25.4% growth in net earnings per diluted share. Excluding the impact of non-GAAP adjustments noted on page 12, we achieved adjusted net earnings of $1,519 and growth of 12.9% in adjusted net earnings per diluted share.
Recent Developments
In April 2016 we completed the acquisitions of Sage Products, LLC (Sage) for total consideration of approximately $2,875, Physio-Control International, Inc. (Physio) for total consideration of approximately $1,299, net of a working capital adjustment received during the three months 2016, and Synergetics' neuro portfolio (Synergetics). Sage develops, manufactures and distributes disposable products primarily used in the intensive care unit. Physio develops, manufactures and markets monitors/defibrillators, automated external defibrillators (AEDs) and CPR-assist devices along with data management and support services. The acquired portfolio of Synergetics includes the Malis generator, Spetzler Malis disposable forceps and our existing Sonopet tips and RF generator. Refer to Note 5 to our Consolidated Financial Statements for further information.
In March 2016 we sold $3,500 of senior unsecured notes. Refer to Note 7 to our Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

	Three Months					Nine Months
	2016	% Sales	2015	% Sales	% Change	2016	% Sales	2015	% Sales	% Change
Net sales	$2,833	100.0%	$2,420	100.0%	17.1%	$8,168	100.0%	$7,231	100.0%	13.0%
Gross profit	1,873	66.1	1,624	67.1	15.3	5,409	66.2	4,782	66.1	13.1
Research, development and engineering expenses	184	6.5	155	6.4	18.7	526	6.4	461	6.4	14.1
Selling, general and administrative expenses	1,057	37.3	887	36.7	19.2	3,044	37.3	2,640	36.5	15.3
Recall charges	57	2.0	150	6.2	(62.0)	104	1.3	316	4.4	(67.1)
Amortization of intangible assets	89	3.1	54	2.2	64.8	230	2.8	152	2.1	51.3
Other income (expense), net	(67)	(2.4)	(33)	(1.4)	103.0	(172)	(2.1)	(90)	(1.2)	91.1
Income taxes	64		44		45.5	196		206		(4.9)
Net earnings	$355	12.5%	$301	12.4%	17.9%	$1,137	13.9%	$917	12.7%	24.0%

Net earnings per diluted share	$0.94		$0.79		19.0%	$3.01		$2.40		25.4%
Adjusted net earnings per diluted share	$1.39		$1.25		11.2%	$4.02		$3.56		12.9%
See "Non-GAAP Financial Measures" on page 12 for a discussion of non-GAAP financial measures used in this report.
Geographic and Segment Net Sales

	Three Months				Nine Months
			Percentage Change				Percentage Change
	2016	2015	As Reported	Constant Currency	2016	2015	As Reported	Constant Currency
Geographic:
United States	$2,054	$1,756	17.0%	17.0%	$5,922	$5,145	15.1%	15.1%
International	779	664	17.3	16.0	2,246	2,086	7.7	9.0
Total	$2,833	$2,420	17.1%	16.7%	$8,168	$7,231	13.0%	13.3%
Segment:
Orthopaedics	$1,077	$1,019	5.6%	5.3%	$3,216	$3,077	4.5%	4.9%
MedSurg	1,253	943	33.0	33.0	3,469	2,809	23.5	24.0
Neurotechnology and Spine	503	458	9.7	8.7	1,483	1,345	10.3	10.2
Total	$2,833	$2,420	17.1%	16.7%	$8,168	$7,231	13.0%	13.3%

9	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

Supplemental Net Sales Growth Information

	Three Months							Nine Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2016	2015	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2016	2015	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$354	$332	6.5%	6.3%	5.4%	9.6%	8.9%	$1,085	$1,023	6.0%	6.5%	7.1%	3.1%	5.0%
Hips	310	307	0.9	1.0	0.7	1.4	1.5	949	939	1.1	1.9	2.1	(0.5)	1.5
Trauma and Extremities	343	318	7.7	6.9	6.9	9.0	6.8	998	940	6.1	6.1	9.1	1.5	1.3
Other	70	62	13.7	13.2	9.8	31.8	28.8	184	175	5.3	5.6	6.2	1.7	3.3
Total Orthopaedics	$1,077	$1,019	5.6%	5.3%	4.8%	7.3%	6.3%	$3,216	$3,077	4.5%	4.9%	6.2%	1.2%	2.5%
MedSurg:
Instruments	$380	$359	6.1%	6.0%	5.2%	9.4%	8.7%	$1,122	$1,059	6.0%	6.4%	7.7%	0.5%	2.3%
Endoscopy	364	336	8.6	8.5	10.4	3.4	2.9	1,049	992	5.8	6.3	10.0	(6.4)	(4.4)
Medical	450	195	131.1	131.5	121.4	177.4	179.6	1,122	597	87.9	88.8	82.5	111.8	116.4
Sustainability	59	53	10.3	10.3	10.3	21.1	20.7	176	161	9.2	9.2	9.1	17.5	22.9
Total MedSurg	$1,253	$943	33.0%	33.0%	32.3%	35.8%	35.8%	$3,469	$2,809	23.5%	24.0%	25.2%	17.7%	20.0%
Neurotechnology and Spine:
Neurotechnology	$311	$275	13.1%	11.7%	9.1%	21.0%	16.7%	$924	$799	15.7%	15.5%	15.1%	17.0%	16.3%
Spine	192	183	4.6	4.2	5.0	3.3	1.6	559	546	2.3	2.4	5.2	(6.0)	(5.6)
Total Neurotechnology and Spine	$503	$458	9.7%	8.7%	7.4%	15.1%	11.7%	$1,483	$1,345	10.3%	10.2%	10.8%	9.2%	8.9%
Total	$2,833	$2,420	17.1%	16.7%	17.0%	17.3%	16.0%	$8,168	$7,231	13.0%	13.3%	15.1%	7.7%	9.0%
Consolidated Net Sales
Consolidated net sales of $2,833 increased 17.1% in the three months as reported and 16.7% in constant currency, as foreign currency exchange rates favorably impacted net sales by 0.4%. Excluding the 10.5% impact of acquisitions, net sales in constant currency increased by 7.5% from increased unit volume partially offset by 1.3% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, endoscopy, trauma and extremities, instruments and knee products.
Consolidated net sales of $8,168 increased 13.0% in the nine months as reported and 13.3% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.3%. Excluding the 7.0% impact of acquisitions, net sales in constant currency increased by 7.6% from increased unit volume partially offset by 1.3% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, instruments, knees, trauma and extremities, endoscopy and medical products.
Orthopaedics Net Sales
Orthopaedics net sales of $1,077 increased 5.6% in the three months as reported and 5.3% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.3%. Excluding the 0.5% impact of acquisitions, net sales in constant currency increased by 7.0% from increased unit volume partially offset by 2.2% due to lower prices. The unit volume increase was led primarily by higher shipments of trauma and extremities products and knees.
Orthopaedics net sales of $3,216 increased 4.5% in the nine months as reported and 4.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.4%. Excluding the 0.2% impact of acquisitions, net sales in constant currency increased by 6.7% from increased unit volume partially offset by 2.0% due to lower prices. The unit volume increase was led primarily by higher shipments of trauma and extremities products and knees.
MedSurg Net Sales
MedSurg net sales of $1,253 increased 33.0% in the three months as reported and in constant currency. Excluding the 25.7% impact of acquisitions, net sales in constant currency increased by 7.9% from increased unit volume partially offset by 0.6% due to lower prices. The unit volume increase was led primarily by higher shipments of endoscopy and instruments products.
MedSurg net sales of $3,469 increased 23.5% in the nine months as reported and 24.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.5%. Excluding the 17.2% impact of acquisitions, net sales in constant currency increased by 7.4% from increased unit volume partially offset by 0.6% due to lower prices. The unit volume increase was led primarily by higher shipments of instruments, endoscopy and medical products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales of $503 increased 9.7% in the three months as reported and 8.7% in constant currency, as foreign currency exchange rates favorably impacted net sales by 1.0%. Excluding the 1.8% impact of acquisitions, net sales in constant currency increased by 7.9% from increased unit volume partially offset by 1.0% due to lower prices. The unit volume increase was led primarily by higher shipments of neurotechnology products.
Neurotechnology and Spine net sales of $1,483 increased 10.3% in the nine months as reported and 10.2% in constant currency, as foreign currency exchange rates favorably impacted net sales by 0.1%. Excluding the 1.1% impact of acquisitions, net sales in constant currency increased by 10.6% from increased unit volume partially offset by 1.5% due to lower prices. The unit volume increase was led primarily by higher shipments of neurotechnology products.
Gross Profit
Gross profit as a percentage of sales in the three months decreased to 66.1% from 67.1% in 2015, primarily due to the impact of the sale of inventory stepped up to fair value in connection with our recent acquisitions and the negative impact of foreign currency exchange rates. The decrease in gross profit as a percentage of sales in the three months was partially offset by the favorable impact of the two-year suspension of the United States medical device excise tax that became effective January 1, 2016.

10	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

Gross profit in the nine months increased to 66.2% from 66.1% in 2015, primarily due to suspension of the United States medical device excise tax. We expect this favorable impact to gross profit as a result of the suspension of the United States medical device excise tax to continue through 2017.

	Three Months
	2016		2015
	$	% Sales	$	% Sales
Reported Gross Profit	$1,873	66.1%	$1,624	67.1%
Inventory stepped up to fair value	2	0.1	(6)	(0.2)
Restructuring-related charges	2	0.1	2	0.1
Adjusted Gross Profit	$1,877	66.3%	$1,620	67.0%

	Nine Months
	2016		2015
	$	% Sales	$	% Sales
Reported Gross Profit	$5,409	66.2%	$4,782	66.1%
Inventory stepped up to fair value	37	0.5	7	0.1
Restructuring-related charges	7	0.1	4	0.1
Adjusted Gross Profit	$5,453	66.8%	$4,793	66.3%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $29 or 18.7% in the three months to 6.5% of sales compared to 6.4% in 2015. These expenses increased $65 or 14.1% in the nine months and were 6.4% of sales in 2016 and 2015. Recent acquisitions and the timing of spending on projects and investments in new technologies contributed to the increased spending levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $170 or 19.2% in the three months to 37.3% of sales compared to 36.7% in 2015. Excluding the impact of the charges noted below, expenses decreased to 34.8% of sales compared to 35.6% in 2015, primarily due to disciplined expense management, partially offset by the impact of our recent acquisitions and higher sales performance-related compensation costs.
Selling, general and administrative expenses increased $404 or 15.3% in the nine months to 37.3% of sales compared to 36.5% in 2015. Excluding the impact of the charges noted below, expenses decreased slightly to 35.7% of sales compared to 35.9% in 2015, primarily due to disciplined expense management, partially offset by the impact of our recent acquisitions, increased compensation costs due in part to sales performance-related compensation and expenses associated with the development of a global enterprise resource planning system.

	Three Months
	2016		2015
	$	% Sales	$	% Sales
Reported Selling, General and Administrative	$1,057	37.3%	$887	36.7%
Other acquisition and integration-related	(47)	(1.7)	(5)	(0.2)
Restructuring-related charges	(23)	(0.8)	(20)	(0.9)
Adjusted Selling, General and Administrative	$987	34.8%	$862	35.6%

	Nine Months
	2016		2015
	$	% Sales	$	% Sales
Reported Selling, General and Administrative	$3,044	37.3%	$2,640	36.5%
Other acquisition and integration-related	(83)	(1.0)	(24)	(0.3)
Restructuring-related charges	(60)	(0.7)	(74)	(1.0)
Legal Matters	12	0.1	53	0.7
Adjusted Selling, General and Administrative	$2,913	35.7%	$2,595	35.9%

Recall Charges
Recall charges were $57 and $150 in the three months and $104 and $316 in the nine months of 2016 and 2015. The charges primarily relate to the previously disclosed Rejuvenate and ABG II modular-neck hip stems voluntary recalls. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $89 and $54 in the three months and $230 and $152 in the nine months of 2016 and 2015. The increases were due primarily to our recent acquisitions. Refer to Note 5 to our Consolidated Financial Statements for further information.
Other Income (Expense), Net
Other income (expense), net was ($67) and ($33) in the three months and ($172) and ($90) in the nine months 2016 and 2015. The increases were primarily driven by higher interest expense due to higher debt levels as a result of our March 2016 debt offering.
Income Taxes
The effective income tax rate on earnings was 15.2% and 12.8% in the three months and 14.7% and 18.3% in the nine months 2016 and 2015. The increase in the effective income tax rate in the three months 2016 was primarily due to the impact of the jurisdictional allocation of tax expense related to recall matters in the three months 2015. The effective income tax rate in the nine months 2016 decreased primarily due to certain discrete tax items in 2015 related to the establishment of our European regional headquarters.
Net Earnings
Net earnings increased to $355 or $0.94 per diluted share in the three months from $301 or $0.79 per diluted share in 2015. Adjusted net earnings per diluted share increased 11.2% to $1.39 in the three months from $1.25 in 2015. The impact of foreign currency exchange rates on net earnings reduced net earnings per diluted share by approximately $0.03 and $0.06 in the three months 2016 and 2015.
Net earnings increased to $1,137 or $3.01 per diluted share in the nine months from $917 or $2.40 per diluted share in 2015. Adjusted net earnings per diluted share increased 12.9% to $4.02 in the nine months from $3.56 in 2015. The impact of foreign currency exchange rates on net earnings reduced net earnings per diluted share by approximately $0.08 and $0.20 in the nine months 2016 and 2015.

	Three Months
	2016		2015
	$	% Sales	$	% Sales
Reported Net Earnings	$355	12.5%	$301	12.4%
Inventory stepped up to fair value	1	—	(4)	(0.2)
Other acquisition and integration-related	44	1.6	5	0.2
Amortization of intangible assets	62	2.2	38	1.6
Restructuring-related charges	20	0.7	15	0.6
Rejuvenate and other recall matters	44	1.6	127	5.2
Tax matters	—	—	(6)	(0.2)
Adjusted Net Earnings	$526	18.6%	$476	19.6%

11	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

	Nine Months
	2016		2015
	$	% Sales	$	% Sales
Reported Net Earnings	$1,137	13.9%	$917	12.7%
Inventory stepped up to fair value	23	0.3	4	0.1
Other acquisition and integration-related	69	0.8	18	0.2
Amortization of intangible assets	160	2.0	107	1.5
Restructuring-related charges	54	0.7	58	0.8
Rejuvenate and other recall matters	83	1.0	222	3.1
Legal Matters	(7)	(0.1)	(46)	(0.6)
Tax matters	—	—	78	1.1
Adjusted Net Earnings	$1,519	18.6%	$1,358	18.9%
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

To measure earnings performance on a consistent and comparable basis we exclude certain items that affect the comparability of operating results and the trend of earnings. These adjustments are irregular in timing, may not be indicative of our past and future performance and are therefore excluded to allow investors to better understand underlying operating trends. The following are examples of the types of adjustments that may be included in a period:

1.	Acquisition and integration-related costs. Costs related to integrating recently acquired businesses and specific costs related to the consummation of the acquisition process.

2.	Amortization of purchased intangible assets. Periodic amortization expense related to purchased intangible assets.

3.	Restructuring-related charges. Costs associated with focused workforce reductions and other restructuring activities.

4.	Rejuvenate and other recall matters. Our best estimate of the minimum of the range of probable loss to resolve certain product recalls.

5.	Regulatory and legal matters. Our best estimate of the minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.

6.	Tax matters. Certain significant and discrete tax items and adjustments to interest expense related to the settlement of certain tax matters.
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

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures

Three Months 2016	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$1,873	$1,057	$89	$486	$355	15.2%	$0.94
Acquisition and integration related charges:
Inventory stepped up to fair value	2	—	—	2	1	0.2	—
Other acquisition and integration related	—	(47)	—	47	44	(1.2)	0.12
Amortization of purchased intangible assets	—	—	(89)	89	62	2.7	0.16
Restructuring-related charges	2	(23)	—	25	20	0.1	0.05
Rejuvenate and other recall matters	—	—	—	57	44	0.5	0.12
Adjusted	$1,877	$987	$—	$706	$526	17.5%	$1.39

12	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

Three Months 2015	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$1,624	$887	$54	$378	$301	12.8%	$0.79
Acquisition and integration related charges:
Inventory stepped up to fair value	(6)	—	—	(6)	(4)	(0.3)	(0.01)
Other acquisition and integration related	—	(5)	—	5	5	(0.2)	0.01
Amortization of purchased intangible assets	—	—	(54)	54	38	2.1	0.12
Restructuring-related charges	2	(20)	—	22	15	0.3	0.04
Rejuvenate and other recall matters	—	—	—	150	127	0.3	0.32
Tax Matters	—	—	—	—	(6)	1.4	(0.02)
Adjusted	$1,620	$862	$—	$603	$476	16.4%	$1.25

Nine Months 2016	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$5,409	$3,044	$230	$1,505	$1,137	14.7%	$3.01
Acquisition and integration related charges:
Inventory stepped up to fair value	37	—	—	37	23	0.6	0.06
Other acquisition and integration related	—	(83)	—	83	69	—	0.19
Amortization of purchased intangible assets	—	—	(230)	230	160	2.2	0.42
Restructuring-related charges	7	(60)	—	67	54	0.1	0.14
Rejuvenate and other recall matters	—	—	—	104	83	0.1	0.22
Legal matters	—	12	—	(12)	(7)	(0.2)	(0.02)
Adjusted	$5,453	$2,913	$—	$2,014	$1,519	17.5%	$4.02

Nine Months 2015	Gross Profit	Selling, General & Administrative Expenses	Intangible Amortization	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$4,782	$2,640	$152	$1,213	$917	18.3%	$2.40
Acquisition and integration related charges:
Inventory stepped up to fair value	7	—	—	7	4	0.2	0.01
Other acquisition and integration related	—	(24)	—	24	18	0.2	0.05
Amortization of purchased intangible assets	—	—	(152)	152	107	1.6	0.30
Restructuring-related charges	4	(74)	—	78	58	0.3	0.15
Rejuvenate and other recall matters	—	—	—	316	222	3.8	0.57
Legal matters	—	53	—	(53)	(46)	0.2	(0.12)
Tax Matters	—	—	—	—	78	(7.0)	0.20
Adjusted	$4,793	$2,595	$—	$1,737	$1,358	17.6%	$3.56
The weighted-average basic and diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as those used in the calculation of the reported per share amounts.
FINANCIAL CONDITION AND LIQUIDITY

	Nine Months
	2016	2015
Net cash provided by operating activities	$1,164	$228
Net cash (used in) provided by investing activities	(4,014)	2,541
Net cash provided by (used in) financing activities	2,403	(1,302)
Effect of exchange rate changes	21	(99)
Change in cash and cash equivalents	$(426)	$1,368
Operating Activities
Cash provided by operations which is primarily comprised of net earnings adjusted for non-cash items (depreciation and amortization, share-based compensation and deferred income taxes) was $1,164 and $228 in the nine months 2016 and 2015. The increase in cash from operations in 2016 was primarily due to lower Rejuvenate and ABG II recall-related payments compared to 2015, which was partially offset by higher levels of inventory in 2016. The net of accounts receivable, inventory and accounts payable resulted in the consumption of $296 and $83 of cash in the nine months 2016 and 2015. The increase in consumption was due to higher inventory purchases in 2016.
Investing Activities
Cash used in investing activities was $4,014 for 2016 primarily due to cash paid for acquisitions. Cash provided by investing activities was $2,541 in 2015 due to the sale of marketable securities in preparation for recall-related payments.

Acquisitions, Net of Cash Acquired: Acquisitions resulted in cash consumption of $4,296 and $140 in the nine months 2016 and 2015. In 2016 we acquired Sage, Physio, Synergetics and certain other businesses and related assets. In 2015 the primary acquisition was CHG.
Purchases of Property, Plant and Equipment: Purchases of property, plant and equipment were $347 and $191 in the nine months 2016 and 2015. The increase is primarily due to capital expenditures associated with our global ERP system and the construction of a dedicated additive manufacturing facility.
Marketable Securities, Net: Net cash provided by the sale of marketable securities was $633 and $2,872 in the nine months 2016 and 2015.
Other Investing, Net: Net cash used for other investing activities of $4 is primarily related to investments made during the quarter.
Financing Activities
Dividends Paid: Dividends paid per common share were $1.14 and $1.035 in the nine months 2016 and 2015. Total dividend payments to common shareholders were $426 and $391 in the nine months 2016 and 2015.
Borrowings and Repayments of Debt: Net proceeds from borrowings were $2,818 in the nine months 2016, primarily from the issuance of $3,500 of senior unsecured notes in March 2016 partially offset by payment of $750 of senior unsecured notes due in September 2016. Net repayments of debt were $501 in 2015 as

13	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

we repaid our senior unsecured notes that were due on January 15, 2015. Refer to Note 7 to our Consolidated Financial Statements for further information.
Repurchases of Common Stock: Repurchases of common stock were $13 and $446 in the nine months 2016 and 2015. We have suspended our share repurchase program through the remainder of 2016.
Liquidity
Cash, cash equivalents and marketable securities were $3,022 and $4,079 on September 30, 2016 and December 31, 2015. Current assets exceeded current liabilities by $4,340 and $4,441 on September 30, 2016 and December 31, 2015. We anticipate being able to support our short-term liquidity and operating needs, including acquisitions and Rejuvenate and ABG II recall-related payments from a variety of sources including cash from operations, commercial paper and existing credit lines. We raised funds in the capital markets and may continue to do so from time to time. As a result of the issuance of senior unsecured notes in March of 2016, Moody's downgraded our unsecured note ratings to Baa1 from A3, and Standard & Poor's downgraded our corporate credit and long-term issue-level rating to A from A+ and our short-term rating to A-1 from A-1+. Nevertheless we continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
We have existing credit facilities should additional funds be required. In August 2016 we increased the borrowing capacity available under our main credit facility by $250 to a maximum of $1,500. In September 2016 we increased the amount of commercial paper issuable under the commercial paper program by $250 to a maximum of $1,500.
On September 30, 2016 approximately 83% of our consolidated cash, cash equivalents and marketable securities were held in locations outside the United States compared to 46% on December 31, 2015. Our cash held in locations outside the United States is considered to be indefinitely reinvested. We intend to use this cash to expand operations organically and through acquisitions.
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for 2015.
New Accounting Pronouncements Not Yet Adopted
Refer to Note 1 to our Consolidated Financial Statements for information.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
OTHER MATTERS
Legal and Regulatory Matters
As further described in Note 6 to our Consolidated Financial Statements, we recorded additional charges to earnings of $45 representing the excess of the minimum of the range of probable loss to resolve the Rejuvenate and ABG II recalls over the previously recorded reserves. Based on the information that has been received the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $1,915 to $2,174 ($2,147 to $2,406 before $232 of third-party insurance recoveries). The final outcome of this matter is dependent on many variables that are difficult to predict. The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and could have a material adverse effect on our financial position, results of operations and cash flows.
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
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures on September 30, 2016 was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Vice President, Chief Financial Officer (the Certifying Officers). Based on that evaluation the Certifying Officers concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls Over Financial Reporting
There was no change to our internal control over financial reporting in the nine months 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

14	Dollar amounts are in millions except per share amounts or as otherwise specified.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) We issued 21 shares of our common stock in the three months 2016 as a performance incentive award to an employee. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

ITEM 6.	EXHIBITS

(a)
4
Credit Agreement, dated as of August 19, 2016, among Stryker Corporation and certain subsidiaries, as designated borrowers; the lenders party thereto; and Bank of America, N.A., as administrative agent-Incorporated by reference to Exhibit 4.1 to our 8-K dated August 19, 2016 (Commission File no. 000-09165).

	31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
* Furnished with this Form 10-Q

15	Dollar amounts are in millions except per share amounts or as otherwise specified.

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

October 28, 2016	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, Chairman and Chief Executive Officer

October 28, 2016	/s/ GLENN S. BOEHNLEIN
Date	Glenn S. Boehnlein, Vice President, Chief Financial Officer

16

STRYKER CORPORATION	2016 Third Quarter Form 10-Q

EXHIBIT INDEX

Exhibit 4
Credit Agreement, dated as of August 19, 2016, among Stryker Corporation and certain subsidiaries, as designated borrowers; the lenders party thereto; and Bank of America, N.A., as administrative agent-Incorporated by reference to Exhibit 4.1 to our 8-K dated August 19, 2016 (Commission File no. 000-09165).

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