Form 10-K
period 2016-12-31
STRYKER CORP
filed 2017-02-09
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-09165

STRYKER CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-1239739
(State of incorporation)	(I.R.S. Employer Identification No.)

2825 Airview Boulevard, Kalamazoo, Michigan	49002
(Address of principal executive offices)	(Zip Code)

(269) 385-2600
(Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 par value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES [ ]    NO [X]
Based on the closing sales price of June 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $41,635,988,124. The number of shares outstanding of the registrant’s common stock, $.10 par value, was 372,878,298 on January 31, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2017 Annual Meeting of Shareholders (the 2017 proxy statement) are incorporated by reference into Part III.

STRYKER CORPORATION 2016 Form 10-K

STRYKER CORPORATION 2016 Form 10-K

PART I

ITEM 1.	BUSINESS.
Making healthcare better is at the heart of what Stryker does. We do this by collaborating with our customers to develop innovative products and services that ultimately improve patients' lives. Our core values guide our behaviors and actions and are fundamental to how Stryker executes its mission.
We are a global leader in medical technology with 2016 net sales of $11,325 and net earnings of $1,647. Our products include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; neurosurgical, neurovascular and spinal devices; as well as other products used in a variety of medical specialties.
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
Business Segments and Geographic Information
We segregate our operations into three reportable business segments: Orthopaedics, MedSurg and Neurotechnology and Spine. Financial information regarding our reportable business segments and certain geographic information is included under "Results of Operations" in Item 7 of this report and Notes 10 and 13 to our Consolidated Financial Statements.

Net Sales by Reportable Segment
	2016		2015		2014
Orthopaedics	$4,422	39%	$4,223	43%	$4,153	43%
MedSurg	4,894	43	3,895	39	3,781	39
Neurotechnology and Spine	2,009	18	1,828	18	1,741	18
Total	$11,325	100%	$9,946	100%	$9,675	100%
Orthopaedics
Orthopaedics products consist primarily of implants used in hip and knee joint replacements and trauma and extremity surgeries. We bring patients and physicians advanced implant designs and specialized instrumentation that make orthopaedic surgery and recovery simpler, faster and more effective. We support surgeons with the technology and services they need as they develop new surgical techniques. In 2015 we received clearance by the Food and Drug Administration (FDA) for our Mako total knee application. This expands our Mako product offerings of partial knee and total hip applications to provide a comprehensive solution in the robotic arm-assisted reconstructive surgery line. We anticipate the full commercial launch of our Mako total knee application in 2017.
Stryker is one of four leading global competitors for joint replacement and trauma products; the other three being Zimmer Biomet Holdings, Inc. (Zimmer), DePuy Synthes (a Johnson & Johnson company) and Smith & Nephew plc (Smith & Nephew).

Composition of Orthopaedics Net Sales
	2016		2015		2014
Knees	$1,490	34%	$1,403	33%	$1,396	34%
Hips	1,283	29	1,263	30	1,291	31
Trauma and Extremities	1,364	31	1,291	31	1,230	30
Other	285	6	266	6	236	5
Total	$4,422	100%	$4,223	100%	$4,153	100%
In 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. In November 2014 we entered into a settlement agreement to compensate eligible United States patients who had surgery to replace their Rejuvenate and ABG II Modular-Neck hip stems prior to November 3, 2014, and in December 2016 the settlement program was extended to patients who had revision surgery prior to December 19, 2016. To date we have recorded charges to earnings totaling $1,968 ($2,200 before $232 of insurance recoveries) representing the actuarially determined low end of the range of probable loss to resolve this entire matter globally. Refer to Note 6 to our Consolidated Financial Statements.
MedSurg
MedSurg products include surgical equipment and surgical navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling, emergency medical equipment and intensive care disposable products (Medical), reprocessed and remanufactured medical devices (Sustainability) and other medical device products used in a variety of medical specialties.
Stryker is one of five leading global competitors in Instruments; the other four being Zimmer, Medtronic plc., Johnson & Johnson and ConMed Linvatec, Inc. (a subsidiary of CONMED Corporation). In Endoscopy we compete with Smith & Nephew, ConMed Linvatec, Arthrex, Inc., Karl Storz GmbH & Co., Olympus Optical Co. Ltd. and STERIS plc. and our primary competitors in Medical are Hill-Rom Holdings, Inc., Zoll Medical Corporation and Koninklijke Philips N.V.

Composition of Medsurg Net Sales
	2016		2015		2014
Instruments	$1,553	32%	$1,466	38%	$1,424	38%
Endoscopy	1,470	30	1,390	36	1,382	37
Medical	1,633	33	823	21	766	20
Sustainability	238	5	216	5	209	5
Total	$4,894	100%	$3,895	100%	$3,781	100%
In 2016 we completed the acquisition of Sage Products, LLC (Sage) for total consideration of approximately $2,875. Sage develops, manufactures and distributes intensive care disposable products.
In 2016 we completed the acquisition of Physio-Control International, Inc. (Physio) for total net consideration of approximately $1,299. Physio develops, manufactures and markets monitors/defibrillators, AEDs and CPR-assist devices, along with data management and support services.

Dollar amounts in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION 2016 Form 10-K

In 2016 we completed the acquisition of the Synergetics neuro portfolio (Synergetics). The acquired portfolio of Synergetics includes the Malis generator, Spetzler Malis disposable forceps, and our existing Sonopet tips and RF generator.
In 2016 Instruments launched Neptune 3, the next generation of its surgical waste management system, which includes an interactive touch screen and an expanded suction range. Medical launched the Performance-LOAD manual cot fastener, which helps ensure caregiver and patient safety. Endoscopy launched a 4K surgical display component to the 1588 AIM Platform, which enables surgeons to optimize surgical visualization.
In 2015 we completed the acquisition of CHG Hospital Beds, Inc. (CHG). CHG designs, manufactures and markets low-height hospital beds and related accessories.
Neurotechnology and Spine
Neurotechnology and Spine products include both neurosurgical and neurovascular devices. Our neurotechnology offering includes products used for minimally invasive endovascular techniques; a comprehensive line of products for traditional brain and open skull based surgical procedures; orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products; and minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke. Our spinal implant offering includes cervical, thoracolumbar and interbody systems used in spinal injury, deformity and degenerative therapies.
Stryker is one of five leading global competitors in Neurotechnology; the other four being Medtronic, Johnson & Johnson, Terumo Corporation and Penumbra, Inc. Stryker is one of five leading competitors globally in Spine; the other four being Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic), DePuy Synthes, Nuvasive, Inc. and Globus Medical, Inc.

Composition of Neurotechnology and Spine Net Sales
	2016		2015		2014
Neurotechnology	$1,255	62%	$1,088	60%	$1,001	57%
Spine	754	38	740	40	740	43
Total	$2,009	100%	$1,828	100%	$1,741	100%
In 2015 the New England Journal of Medicine released results of a study finding that intra-arterial treatment to remove stroke-causing blood clots provides better outcomes than using a clot dissolving drug. One of the devices used in this study was our Trevo™ Retriever. Medical professionals in the field believe that the study's results will change the practice of acute stroke treatments. Stryker's Trevo™ Retriever is a leading device in the market that allows physicians to visualize blood clot interaction during treatment. In 2016 the FDA expanded the indication for the Trevo™ Retriever as a front-line treatment to reduce paralysis, speech difficulties and other stroke disabilities in patients experiencing acute ischemic stroke. Trevo™ is the first thrombectomy device to receive this expanded indication.
Geographic Areas
In 2016 approximately 73% of our net sales were generated from customers in the United States. Additional geographic information is included under "Results of Operations" in Item 7 of this report and Note 13 to our Consolidated Financial Statements.
Raw Materials and Inventory
Raw materials essential to our business are generally readily available from multiple sources; however, certain of our raw materials are currently sourced from single suppliers. Substantially all products we manufacture are stocked in inventory, while certain MedSurg products are assembled to order. The dollar amount of backlog orders at any given time is not meaningful to an understanding of our business taken as a whole.
Patents and Trademarks
Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of such products restricts competitors from duplicating these unique designs and features. We seek to obtain patent protection on our products whenever appropriate for protecting our competitive advantage. On December 31, 2016 we owned approximately 2,184 United States patents and approximately 3,454 international patents.
Seasonality
Our business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is typically lower in the summer months, and sales of capital equipment are generally higher in the fourth quarter.
Competition
In each of our product lines we compete with local and global companies. Competition exists in all product lines without regard to the number and size of the competing companies involved. The development of new and innovative products is important to our success in all areas of our business. Competition in research involving the development and improvement of new and existing products and processes is particularly significant. The competitive environment requires substantial investments in continuing research and maintaining sales forces.
We believe our commitment to innovation, quality and service and our reputation differentiate us in the highly competitive product categories in which we operate and enable us to compete effectively. We believe that our competitive position in the future will depend to a large degree on our ability to develop new products and make improvements to existing products.
Product Development
Most of our products and product improvements were developed internally at research facilities in the United States, France, Germany, India, Ireland, Puerto Rico, Sweden and Switzerland. We also invest through acquisitions in technologies developed by third parties that have the potential to expand the markets in which we operate. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist us in product development efforts. The total costs of research, development and engineering activities were $715, $625 and $614 in 2016, 2015 and 2014.
Regulation
Our businesses are subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation.
In the United States the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and its subsequent amendments and the regulations issued and proposed thereunder provide for regulation by the FDA of the design, manufacture and marketing of medical devices, including most of our products. Many of our new products fall into FDA classifications that require notification submitted as a 510(k) and review by the FDA before we begin marketing them. Certain of our products require extensive clinical testing, consisting of safety and efficacy studies, followed by pre-market approval (PMA) applications for specific surgical indications.
The FDA's Quality System regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our

Dollar amounts in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION 2016 Form 10-K

facilities by the FDA. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacture and marketing of our products.
The member states of the European Union (EU) adopted the European Medical Device Directives, which form a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to meet certain quality system requirements and obtain CE marking for their products. We have authorization to apply the CE marking to substantially all of our products. In addition, we comply with the unique regulatory requirements of each of the countries in Europe and other countries in which we market our products.
Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare expenses generally and hospital costs in particular, including price regulation and competitive pricing, are ongoing in markets where we do business. It is not possible to predict at this time the long-term impact of such cost containment measures on our future business. In addition, business practices in the healthcare industry are scrutinized, particularly in the United States, by federal and state government agencies, and the resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.
Employees
On December 31, 2016 we had approximately 33,000 employees globally. The number of employees increased from 2015 largely due to our Sage and Physio acquisitions. Certain international employees are covered by collective bargaining agreements. We believe that we maintain positive relationships with our employees globally.

Executive Officers on January 31, 2017
Name	Age	Title	First Became an Executive Officer
Kevin A. Lobo	51	Chairman and Chief Executive Officer	2011
Yin C. Becker	53	Vice President of Communication and Public Affairs	2016
William E. Berry Jr.	51	Vice President, Corporate Controller and Principal Accounting Officer	2014
Glenn S. Boehnlein	55	Vice President, Chief Financial Officer	2016
Lonny J. Carpenter	55	Group President, Global Quality and Business Operations	2008
M. Kathryn Fink	47	Vice President, Chief Human Resources Officer	2016
David K. Floyd	56	Group President, Orthopaedics	2012
Michael D. Hutchinson	46	General Counsel	2014
Graham A. McLean	52	President, Asia-Pacific	2017
Katherine A. Owen	46	Vice President, Strategy and Investor Relations	2007
Bijoy S.N. Sagar	48	Vice President, Chief Information Officer	2014
Timothy J. Scannell	52	Group President, MedSurg and Neurotechnology	2008
Each of our executive officers was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 2017 or until a successor is chosen and qualified or until his or her resignation or removal. Each of our executive officers held the position above or served Stryker in various executive or administrative capacities for at least five years, except for Ms. Fink and Mr. Sagar. Prior to joining Stryker in October 2013, Ms. Fink held a variety of senior level human resources roles for the previous six years at Johnson & Johnson, most recently as the Worldwide Vice President, Human Resources of Ethicon. While at Stryker, Ms. Fink held two different senior level Human Resource roles. Prior to joining Stryker in May 2014, Mr. Sagar served as the Chief Information officer for Merck Millipore, and before that as Global Head of Information Systems and a member of the divisional board for the chemicals division of Merck KGaA. Mr. McLean was appointed to the position of President, Asia-Pacific, effective January 1, 2017. Prior to this role, Mr. McLean held a variety of senior level leadership roles at Stryker since 2005.
William R. Jellison retired from his role as Vice President, Chief Financial Officer effective April 1, 2016. Glenn S. Boehnlein, who served as Group Vice President, Chief Financial Officer for MedSurg & Neurotechnology since 2011, was promoted to Vice President, Chief Financial Officer effective April 1, 2016. Before his role as Group Vice President, Chief Financial Officer for MedSurg & Neurotechnology, Mr. Boehnlein held a variety of senior finance roles in the MedSurg & Neurotechnology group.
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
This report contains statements referring to us that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "goal," "strategy" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include the risks discussed below.
Our operations and financial results are subject to various risks and uncertainties discussed below that could materially and adversely affect our business, cash flows, financial condition and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem not to be material may also materially and adversely affect our business, cash flows, financial condition or results of operations.
LEGAL AND REGULATORY RISKS
Current economic and political conditions make tax rules in any jurisdiction subject to significant change: Proposals for broad reform of the existing United States corporate tax system are under evaluation by various legislative and administrative bodies.

Dollar amounts in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION 2016 Form 10-K

We cannot predict the overall impact that such proposals may have on our business. In addition, further changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Cooperation and Development (OECD). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes.
The impact of United States healthcare reform legislation on our business remains uncertain: In 2010 the Patient Protection and Affordable Care Act (ACA) was enacted. While the provisions of the ACA are intended to expand access to health insurance coverage and improve the quality of healthcare over time, other provisions of the legislation, including Medicare provisions aimed at decreasing costs, comparative effectiveness research, an independent payment advisory board and pilot programs to evaluate alternative payment methodologies, are having a meaningful effect on the way healthcare is developed and delivered and could have a significant effect on our business. Among other things, the ACA imposed a 2.3 percent excise tax on medical devices that applies only to United States sales, which are a majority of our medical device sales; however, Congress suspended the excise tax for 2016 and 2017. We are unable to predict whether the suspension will be continued beyond 2017. We also face uncertainties that might result from modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.
We are subject to extensive governmental regulation relating to the manufacturing, labeling and marketing of our products: Our products are subject to extensive and evolving regulations and rigorous regulatory enforcement by the FDA and other governmental authorities in the United States and internationally. The process of obtaining regulatory approvals to market a medical device can be costly and time consuming and approvals might not be granted timely. We have ongoing responsibilities under the laws and regulations applicable to our products and facilities and are subject to periodic inspections by the FDA and other governmental authorities to determine compliance with the quality system and medical device reporting regulations and other requirements. Remediation costs can be significant. If we fail to fully comply with applicable regulatory requirements, we may be subject to a range of sanctions, including substantial fines, warning letters that require corrective action, product seizures, recalls, the suspension of product manufacturing, revocation of approvals, exclusion from future participation in government healthcare programs, substantial fines and criminal prosecution.
We are subject to federal, state and foreign healthcare regulations including anti-bribery and anti-corruption laws, and could face substantial penalties if we fail to fully comply with such regulations and laws: The relationships that we and our distributors and others that market our products have with healthcare professionals, such as physicians and hospitals, are subject to scrutiny under various state and federal laws often referred to collectively as healthcare fraud and abuse laws. In addition, the United States and foreign government regulators have increased the enforcement of the Foreign Corrupt Practices Act and other anti-bribery laws. We also must comply with a variety of other laws that protect the privacy of individually identifiable healthcare information and impose extensive tracking and reporting related to all transfers of value provided to certain healthcare professionals. These laws and regulations are broad in scope and are subject to evolving interpretation and we could be required to incur substantial costs to monitor compliance or to alter our practices if we are found not to be in compliance. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment of current or former employees and exclusion from participation in governmental healthcare programs.
We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements: We are exposed to potential product liability risks inherent in the design, manufacture and marketing of medical devices, many of which are implanted in the human body for long periods of time or indefinitely. We are currently defendants in a number of product liability matters, including those relating to our Rejuvenate and ABGII Modular-Neck hip stems discussed in Note 6 to our Consolidated Financial Statements. These matters are subject to many uncertainties and outcomes are not predictable. In addition, we may incur significant legal expenses regardless of whether we are found to be liable. We are self-insured for product liability-related claims and expenses.
Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products: The medical device industry is characterized by extensive intellectual property litigation and, from time to time, we are the subject of claims of infringement or misappropriation.  Regardless of outcome, such claims are expensive to defend and divert management and operating personnel from other business issues.  A successful claim or claims of patent or other intellectual property infringement against us could result in payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category.
Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may impact offerings in our product portfolios: Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, it could allow others to sell products that directly compete with proprietary features in our product portfolio. Also, our issued patents may be subject to claims challenging their validity and scope and raising other issues. In addition, currently pending or future patent applications may not result in issued patents.
MARKET RISKS
Macroeconomic developments could negatively affect our ability to conduct business in affected regions: Financial difficulties experienced by our customers, distributors and suppliers could result in product delays and inventory issues; risks to accounts receivable could also include delays in collection and greater bad debt expense.
We have exposure to exchange rate fluctuations on cross border transactions and translation of local currency results into United States Dollars: We report our financial results in United States Dollars and 27% of our net sales are denominated in foreign currencies, including the Euro, the British Pound and the Japanese Yen. Cross border transactions with external parties and intercompany relationships result in increased exposure to foreign currency exchange effects. While we use derivative instruments to manage the impact of currency exchange; our hedging strategies may not be successful, and our unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or

Dollar amounts in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION 2016 Form 10-K

strengthening of the United States Dollar results in favorable or unfavorable translation effects when the results of our foreign locations are translated into United States Dollars.
Additional capital that we may require in the future may not be available to us or may only be available to us on unfavorable terms: Our future capital requirements will depend on many factors, including operating requirements, current and future acquisitions and the need to refinance existing debt. Our ability to issue additional debt or enter into other financing arrangements on acceptable terms could be adversely affected by our debt levels, unfavorable changes in economic conditions generally or uncertainties that affect the capital markets.  Changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our access to and cost of financing.  Higher borrowing costs or the inability to access capital markets could adversely affect our ability to support future growth and operating requirements.
BUSINESS AND OPERATIONAL RISKS
We are subject to cost containment measures in the United States and other countries resulting in pricing pressures: Initiatives sponsored by government agencies, legislative bodies and the private sector to control healthcare costs, including price regulation and competitive pricing, are ongoing in markets where we do business. Pricing pressure has also increased due to continued consolidation among healthcare providers, trends toward managed care, the shift toward governments becoming the primary payers of healthcare expenses, reduction in reimbursement levels and medical procedure volumes and government laws and regulations relating to sales and promotion, reimbursement and pricing generally.
We operate in a highly competitive industry in which competition in the development and improvement of new and existing products is significant: The markets in which we compete are highly competitive.  New products and surgical procedures are introduced on an ongoing basis and our present or future products could be rendered obsolete or uneconomical by technological advances by our competitors, who may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources or be more successful in attracting potential customers, employees and strategic partners.
We may be unable to maintain adequate working relationships with healthcare professionals: We seek to maintain close working relationships with respected physicians and medical personnel in hospitals and universities who assist in product research and development. We rely on these professionals to assist us in the development and improvement of proprietary products. If we are unable to maintain these relationships, our ability to develop, market and sell new and improved products could be adversely affected.
We are subject to additional risks associated with our extensive international operations: We develop, manufacture and distribute our products globally. Our international operations are subject to additional risks and potential costs, including changes in reimbursement, changes in regulatory requirements, differing local product preferences and product requirements, diminished protection of intellectual property in some countries, trade protection measures and import or export licensing requirements, difficulty in staffing and managing foreign operations, and political and economic instability. Our business could be adversely impacted if we are unable to successfully manage these and other risks of international operations in an increasingly volatile environment.

We may be unable to capitalize on previous or future acquisitions: In addition to internally developed products, we invest in new products and technologies through acquisitions. Such investments are inherently risky, and we cannot guarantee that any acquisition will be successful or will not have a material unfavorable impact on us. The risks include the activities required and resources allocated to integrate new businesses, diversion of management time that could adversely affect management's ability to focus on other projects, the inability to realize the expected benefits, savings or synergies from the acquisition, the loss of key personnel and exposure to unexpected liabilities of acquired companies. In addition, we cannot be certain that the businesses we acquire will become or remain profitable.
We may incur goodwill impairment charges related to one or more of our business units: We perform our annual impairment test for goodwill in the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In evaluating the potential for impairment we make assumptions regarding revenue projections, growth rates, cash flows, tax rates and discount rates. These assumptions are uncertain and by nature may vary from actual results. A significant reduction in the estimated fair values could result in impairment charges.
We could be negatively impacted by future changes in the allocation of income to each of the income tax jurisdictions in which we operate: We operate in multiple income tax jurisdictions both in the United States and internationally. Accordingly, our management must determine the appropriate allocation of income to each jurisdiction based on current interpretations of complex income tax regulations. Income tax authorities regularly perform audits of our income tax filings. Income tax audits associated with the allocation of income and other complex issues, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments.
We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers: We rely extensively on information technology (IT) systems to conduct business. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. While we have made investments seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action.

Dollar amounts in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION 2016 Form 10-K

An inability to successfully manage the implementation of our new global enterprise resource planning ("ERP") system could adversely affect our operations and operating results: We are in the process of implementing a new global ERP system. This system will replace many of our existing operating and financial systems. Such an implementation is a major undertaking, both financially and from a management and personnel perspective. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.
We may be unable to attract and retain key employees: Our sales, technical and other key personnel play an integral role in the development, marketing and selling of new and existing products. If we are unable to recruit, hire, develop and retain a talented, competitive work force, we may not be able to meet our strategic business objectives.
Interruption of manufacturing operations could adversely affect our business: We and our suppliers have manufacturing sites all over the world; however, the manufacturing of certain of our product lines is concentrated in one or more plants. Damage to these facilities or issues in our manufacturing arising from a failure to follow specific internal protocols and procedures, compliance concerns relating to the quality systems regulation, equipment breakdown or malfunction or other factors could adversely affect the availability of our products. In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing affected products to meet customer demand. In the event of a significant interruption, we may experience lengthy delays in resuming production of affected products due to the need for regulatory approvals. We may experience loss of market share, additional expense and harm to our reputation.
We use a variety of raw materials, components or devices in our global supply chains, production and distribution processes; significant shortages or price increases could increase our operating costs, require significant capital expenditures, or adversely impact the competitive position of our products: Our reliance on certain suppliers to secure raw materials, components and finished devices exposes us to product shortages and unanticipated increases in prices. In addition, several raw materials, components, and finished devices are procured from a sole-source due to the quality considerations, unique intellectual property considerations or constraints associated with regulatory requirements. If sole-source suppliers are acquired or were unable or unwilling to deliver these materials, we may not be able to manufacture or have available one or more products during such period of unavailability and our business could suffer. In certain cases we may not be able to establish additional or replacement suppliers for such materials in a timely or cost effective manner, largely as a result of FDA and other regulations that require, among other things, validation of materials and components prior to their use in our products.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.

Principal Manufacturing and Distribution Locations
Location	Segment	Approximate Square Feet	Owned/ Leased
Portage/Kalamazoo, Michigan	M	1,033,000	Owned
Changzhou, China	O & NS	889,000	Owned
Chicago, Illinois	M & NS	610,000	Owned
Plainfield, Indiana	O, M & NS	600,000	Leased
Mahwah, New Jersey	O	531,000	Owned
Redmond, Washington	M	291,000	Owned
Tuttlingen, Germany	M	279,000	Leased
Kayseri, Turkey	M	259,000	Owned
Carrigtwohill, Ireland	O & M	248,000	Owned
Arroyo, Puerto Rico	M	220,000	Leased
Venlo, Netherlands	O, M & NS	200,000	Owned
San Jose, California	M	185,000	Leased
Kiel, Germany	O	174,000	Owned
Fremont, California	M & NS	168,000	Leased
Suzhou, China	O & NS	160,000	Owned
West Valley/ Salt Lake City, Utah	M & O	141,000	Leased
Limerick Ireland	O	140,000	Owned
Selzach, Switzerland	O	138,000	Owned
Lakeland, Florida	M	119,000	Leased
Flower Mound, Texas	M	108,000	Leased
Malvern, Pennsylvania	O	107,000	Leased
Freiburg, Germany	O	106,000	Owned
Phoenix, Arizona	M	100,000	Leased
Newbury, United Kingdom	M	99,000	Owned
Carrigtwohill, Ireland	NS	97,000	Leased
Neuchatel, Switzerland	NS	88,000	Owned
Tijuana, Mexico	M	83,000	Leased
Cestas, France	NS	79,000	Owned
Ontario, Canada	M	75,000	Leased
Fort Lauderdale, Florida	O	68,000	Leased
Freiburg, Germany	O	62,000	Leased
Mountain View, California	M & NS	62,000	Leased
O = Orthopaedics M = MedSurg NS = Neurotechnology and Spine
Our corporate headquarters is located in Kalamazoo, Michigan, and we maintain administrative and sales offices and warehousing and distribution facilities in other locations domestically and globally. We believe that our properties are suitable and adequate for the manufacture and distribution of our products.

ITEM 3.	LEGAL PROCEEDINGS.
We are involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and the matters that are more fully described in Note 6 to our Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

Dollar amounts in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION 2016 Form 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol SYK.

Quarterly Stock Price and Dividend Information
2016 Quarter	Mar 31	Jun 30	Sep 30	Dec 31
Dividends declared per share of common stock	$0.380	$0.380	$0.380	$0.425
Market price of common stock:
High	$107.95	$119.83	$123.55	$121.84
Low	$86.68	$106.26	$109.75	$106.48
2015 Quarter
Dividends declared per share of common stock	$0.345	$0.345	$0.345	$0.380
Market price of common stock:
High	$96.18	$97.94	$105.34	$100.51
Low	$89.81	$90.19	$91.73	$90.30
Our Board of Directors considers payment of cash dividends at its quarterly meetings. On January 31, 2017 there were 2,988 shareholders of record of our common stock.
In 2016 shares repurchased at the end of 2015 totaling 135 thousand were settled at a cost of $13. The manner, timing and amount of repurchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On December 31, 2016 the total dollar value of shares that could be purchased under our authorized repurchase programs was $1,870.
We issued 100 shares of our common stock in the fourth quarter of 2016 as a performance incentive award to an employee. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

The following graph compares our total returns (including reinvestments of dividends) against the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Index. The graph assumes $100 (not in millions) invested on December 31, 2011 in our common stock and each of the indices.

Company / Index	2011	2012	2013	2014	2015	2016
Stryker Corporation	$100.00	$112.09	$156.14	$198.93	$198.97	$259.99
S&P 500 Index	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
S&P 500 Health Care Index	$100.00	$117.89	$166.76	$209.02	$223.42	$217.41

Dollar amounts in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION 2016 Form 10-K

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Earnings Data	2016	2015	2014	2013	2012
Net sales	$11,325	$9,946	$9,675	$9,021	$8,657
Cost of sales	3,830	3,344	3,319	3,002	2,806
Gross profit	$7,495	$6,602	$6,356	$6,019	$5,851
Research, development and engineering expenses	715	625	614	536	471
Selling, general and administrative expenses	4,137	3,610	3,547	3,467	3,342
Recall charges, net of insurance proceeds	158	296	761	622	174
Amortization of intangible assets	319	210	188	138	123
Total operating expenses	$5,329	$4,741	$5,110	$4,763	$4,110
Operating income	$2,166	$1,861	$1,246	$1,256	$1,741
Other income (expense), net	(245)	(126)	(86)	(44)	(36)
Earnings before income taxes	$1,921	$1,735	$1,160	$1,212	$1,705
Income taxes	274	296	645	206	407
Net earnings	$1,647	$1,439	$515	$1,006	$1,298

Diluted net earnings per share of common stock	$4.35	$3.78	$1.34	$2.63	$3.39

Balance Sheet Data
Cash, cash equivalents and current marketable securities	$3,384	$4,079	$5,000	$3,980	$4,285
Accounts receivable, less allowance	1,967	1,662	1,572	1,518	1,430
Inventories	2,030	1,639	1,588	1,422	1,265
Property, plant and equipment, net	1,569	1,199	1,098	1,081	948
Total assets	20,435	16,223	17,258	15,383	13,025
Accounts payable	437	410	329	314	288
Total debt	6,914	3,998	3,952	2,748	1,752
Shareholders’ equity	$9,550	$8,511	$8,595	$9,047	$8,597

Cash Flow Data
Net cash provided by operating activities	$1,812	$899	$1,782	$1,886	$1,657
Capital expenditures	490	270	233	195	210
Depreciation	227	187	190	169	154
Acquisitions, net of cash acquired	4,332	153	916	2,320	154
Amortization of intangible assets	319	210	188	138	123
Dividends paid	568	521	462	401	324
Repurchase of common stock	$13	$700	$100	$317	$108

Other Data
Number of shareholders of record	3,010	3,118	3,305	3,612	4,258
Approximate number of employees	33,000	27,000	26,000	25,000	22,000
Certain prior year amounts on the balance sheet were reclassified as a result of the adoption of Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs effective January 1, 2016.

Dollar amounts in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION 2016 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ABOUT STRYKER
Stryker Corporation is a global leader in medical technology and offers a diverse array of innovative medical technologies including orthopaedic, medical and surgical, and neurotechnology and spine products to help people lead more active and satisfying lives.
Our goal is to achieve sales growth at the high-end of the medical technology (MedTech) industry and maintain our capital allocation strategy that prioritizes: (1) Acquisitions, (2) Dividends and (3) Share repurchases.
Overview of 2016
In 2016 we achieved reported sales growth of 13.9%. Excluding the impact of acquisitions, sales grew 6.4% in constant currency, in line with our ongoing goal to grow organic sales at the high-end of MedTech. We reported net earnings of $1,647 in 2016 and achieved 15.1% growth in net earnings per diluted share(1). Excluding the impact of certain items, we achieved adjusted net earnings of $2,194 and growth of 13.3% in adjusted net earnings per diluted share(1).
We continued our capital allocation strategy by investing $4,332 in acquisitions, paying $568 in dividends to our shareholders and using $13 for share repurchases.

In 2016 we completed the acquisitions of Sage Products, LLC (Sage) for total consideration of approximately $2,875, Physio-Control International, Inc. (Physio) for total net consideration of approximately $1,299 and the Synergetics neuro portfolio (Synergetics). Sage develops, manufactures and distributes intensive care disposable products. Physio develops, manufactures and markets monitors/defibrillators, AEDs and CPR-assist devices along with data management and support services. The acquired Synergetics products include the Malis generator, Spetzler Malis disposable forceps and our existing Sonopet tips and RF generator. Refer to Note 5 to our Consolidated Financial Statements for further information.
In January 2017 we sold $500 of senior unsecured notes, and in 2016 we sold $3,500 of senior unsecured notes and repaid all $750 of our senior unsecured notes that were due in September 2016. Refer to Note 9 to our Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

				Percent Net Sales			Percentage Change
	2016	2015	2014	2016	2015	2014	2016/2015	2015/2014
Net sales	$11,325	$9,946	$9,675	100.0%	100.0%	100.0%	13.9%	2.8%
Gross profit	7,495	6,602	6,356	66.2	66.4	65.7	13.5	3.9
Research, development and engineering expenses	715	625	614	6.3	6.3	6.3	14.4	1.8
Selling, general and administrative expenses	4,137	3,610	3,547	36.5	36.3	36.7	14.6	1.8
Recall charges, net of insurance proceeds	158	296	761	1.4	3.0	7.9	(46.6)	(61.1)
Amortization of intangible assets	319	210	188	2.8	2.1	1.9	51.9	11.7
Other income (expense), net	(245)	(126)	(86)	(2.2)	(1.3)	(0.9)	94.4	46.5
Income taxes	274	296	645				(7.4)	(54.1)
Net earnings	$1,647	$1,439	$515	14.5%	14.5%	5.3%	14.5%	179.4%

Net earnings per diluted share	$4.35	$3.78	$1.34				15.1%	182.1%
Adjusted net earnings per diluted share (1)	$5.80	$5.12	$4.73				13.3%	8.2%
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Geographic and Segment Net Sales				Percentage Change
				2016/2015		2015/2014
	2016	2015	2014	As Reported	Constant Currency	As Reported	Constant Currency
Geographic:
United States	$8,247	$7,116	$6,558	15.9%	15.9%	8.5%	8.5%
International	3,078	2,830	3,117	8.8	10.2	(9.2)	3.7
Total	$11,325	$9,946	$9,675	13.9%	14.3%	2.8%	7.0%
Segment:
Orthopaedics	$4,422	$4,223	$4,153	4.7%	5.1%	1.7%	6.7%
MedSurg	4,894	3,895	3,781	25.6	26.3	3.0	6.2
Neurotechnology and Spine	2,009	1,828	1,741	9.9	9.8	5.0	9.5
Total	$11,325	$9,946	$9,675	13.9%	14.3%	2.8%	7.0%

Dollar amounts in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION 2016 Form 10-K

Supplemental Net Sales Growth Information					United States	International						United States	International
			Percentage Change							Percentage Change
	2016	2015	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2015	2014	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$1,490	$1,403	6.2%	6.7%	6.8%	4.6%	6.5%	$1,403	$1,396	0.5%	4.6%	4.9%	(9.6)%	3.9%
Hips	1,283	1,263	1.5	2.3	2.0	0.8	2.9	1,263	1,291	(2.1)	3.1	6.3	(13.6)	(1.1)
Trauma and Extremities	1,364	1,291	5.7	5.7	9.1	0.4	0.4	1,291	1,230	4.9	10.8	16.1	(8.7)	4.4
Other	285	266	7.3	7.6	8.1	4.1	5.6	266	236	13.0	16.4	18.2	(5.0)	10.2
Total Orthopaedics	$4,422	$4,223	4.7%	5.1%	6.2%	1.8%	3.1%	$4,223	$4,153	1.7%	6.7%	9.2%	(10.5)%	2.5%
MedSurg:
Instruments	$1,553	$1,466	5.9%	6.3%	7.2%	1.5%	3.1%	$1,466	$1,424	2.9%	6.5%	7.2%	(9.1)%	4.5%
Endoscopy	1,470	1,390	5.8	6.3	8.8	(3.1)	(1.0)	1,390	1,382	0.5	3.9	5.3	(11.5)	0.4
Medical	1,633	823	98.4	99.9	94.9	114.0	122.1	823	766	7.5	10.4	9.2	0.5	15.1
Sustainability	238	216	9.9	9.9	9.8	33.3	37.6	216	209	3.4	3.5	3.5	(10.7)	3.3
Total MedSurg	$4,894	$3,895	25.6%	26.3%	27.3%	19.6%	22.5%	$3,895	$3,781	3.0%	6.2%	6.7%	(8.6)%	4.4%
Neurotechnology and Spine:
Neurotechnology	$1,255	$1,088	15.4%	15.1%	14.5%	17.0%	16.2%	$1,088	$1,001	8.6%	14.2%	15.6%	(2.3)%	11.9%
Spine	754	740	1.8	2.0	3.9	(4.1)	(3.5)	740	740	0.2	3.2	6.6	(14.7)	(4.7)
Total Neurotechnology and Spine	$2,009	$1,828	9.9%	9.8%	9.8%	9.9%	9.6%	$1,828	$1,741	5.0%	9.5%	11.5%	(6.8)%	5.9%
Total	$11,325	$9,946	13.9%	14.3%	15.9%	8.8%	10.2%	$9,946	$9,675	2.8%	7.0%	8.5%	(9.2)%	3.7%
Consolidated Net Sales
Consolidated net sales in 2016 increased 13.9% as reported and 14.3% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.4%. Excluding the 7.9% impact of acquisitions, net sales increased in constant currency by 7.8% from increased unit volume partially offset by 1.4% lower prices. The unit volume increase was primarily due to higher shipments of knees, instruments, endoscopy, neurotechnology, trauma and extremities and medical products.
Consolidated net sales in 2015 increased 2.8% as reported and 7.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 4.2%. Excluding the 0.9% impact of acquisitions, net sales increased in constant currency by 7.6% from increased unit volume partially offset by 1.6% lower prices. The unit volume increase was led primarily by higher shipments of neurotechnology, trauma and extremities, medical and instruments products.
Orthopaedics Net Sales
Orthopaedics net sales in 2016 increased 4.7% as reported and 5.1% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.4%. Excluding the 0.3% impact of acquisitions, net sales increased in constant currency by 6.9% from increased unit volume partially offset by 2.1% lower prices. The unit volume increase was led primarily by higher shipments of knees and trauma and extremities products.
Orthopaedics net sales in 2015 increased 1.7% as reported and 6.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 5.0%. Excluding the 0.5% impact of acquisitions, net sales increased in constant currency by 8.6% from increased unit volume partially offset by 2.4% lower prices. The unit volume increase was led primarily by higher shipments of trauma and extremities products.
MedSurg Net Sales
MedSurg net sales in 2016 increased 25.6% as reported and 26.3% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.7%. Excluding the 19.1% impact of acquisitions, net sales increased in constant currency by 7.8% from increased unit volume partially offset by 0.6% lower prices. The unit volume increase was led primarily by higher shipments of instruments, endoscopy and medical products.

MedSurg net sales in 2015 increased 3.0% as reported and 6.2% in constant currency, as foreign currency exchange rates negatively impacted net sales by 3.2%. Excluding the 1.7% impact of acquisitions, net sales increased in constant currency by 4.8% from increased unit volume partially offset by 0.3% lower prices. The unit volume increase was led primarily by higher shipments of our medical and instrument products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales in 2016 increased 9.9% as reported and 9.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.1%. Excluding the 1.4% impact of acquisitions, net sales in constant currency increased by 9.8% from increased unit volume partially offset by 1.4% lower prices. The unit volume increase was led primarily by higher shipments of neurotechnology products.
Neurotechnology and Spine net sales in 2015 increased 5.0% as reported and 9.5% in constant currency as foreign currency exchange negatively impacted net sales by 4.5%. Excluding the 0.1% impact of acquisitions, net sales increased in constant currency by 11.6% from increased unit volume and changes in product mix partially offset by 2.3% lower prices. The unit volume increase was led primarily by higher shipments of neurotechnology products.
Gross Profit
Gross profit in 2016 as a percentage of net sales decreased to 66.2% from 66.4% in 2015 as the benefit from the suspension of the medical device excise tax and favorable productivity was more than offset by unfavorable mix, including the impact of acquisitions and the unfavorable impact of foreign currency exchange. Gross profit as a percentage of net sales increased to 66.4% in 2015 from 65.7% in 2014, primarily due to product mix and the favorable impact of foreign currency exchange rates offset by decreases in the selling prices of our products.

				Percent Net Sales
	2016	2015	2014	2016	2015	2014
Reported	$7,495	$6,602	$6,356	66.2%	66.4%	65.7%
Inventory stepped up to fair value	36	7	27	0.3	0.1	0.3
Restructuring-related charges	15	7	1	0.1	—	—
Adjusted	$7,546	$6,616	$6,384	66.6%	66.5%	66.0%

Dollar amounts in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION 2016 Form 10-K

Research, Development and Engineering Expenses
Research, development and engineering expenses represented 6.3% of net sales in each of 2016, 2015 and 2014. Recent acquisitions, and spending on projects and investments in new technologies contributed to the spending levels reflecting our continued investment in internal innovation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales in 2016 increased to 36.5% from 36.3% in 2015. Excluding the impact of certain items in the table below, expenses as a percentage of net sales decreased to 34.8% in 2016 from 35.3% in 2015. This improvement reflects favorable leverage from the continued focus on operating expense improvement initiatives, cost containment efforts and business mix, including leverage from our recent acquisitions. Selling, general and administrative expenses as a percentage of net sales in 2015 decreased to 36.3% from 36.7% in 2014. Excluding the impact of certain items noted below, selling, general and administrative expenses increased in 2015 due to increased expenses related to our European regional headquarters, higher compensation costs, due in part to sales performance-related commissions, partially offset by disciplined expense management.

				Percent Net Sales
	2016	2015	2014	2016	2015	2014
Reported	$4,137	$3,610	$3,547	36.5%	36.3%	36.7%
Other acquisition and integration-related	(95)	(28)	(75)	(0.8)	(0.3)	(0.8)
Restructuring-related charges	(110)	(125)	(116)	(1.0)	(1.2)	(1.2)
Regulatory and legal matters	12	53	—	0.1	0.5	—
Adjusted	$3,944	$3,510	$3,356	34.8%	35.3%	34.7%
Recall Charges, Net of Insurance Proceeds
Recall charges, net of insurance proceeds, were $158, $296 and $761 in 2016, 2015 and 2014. Charges were primarily due to the previously disclosed Rejuvenate and ABGII Modular-Neck hip stems voluntary recalls. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $319, $210 and $188 in 2016, 2015 and 2014. The increases were primarily due to acquisitions. Refer to Note 7 to our Consolidated Financial Statements for further information.
Other Income (Expense), Net
Other income (expense), net was ($245), ($126) and ($86) in 2016, 2015 and 2014. The increase in 2016 was primarily driven by higher interest expense due to higher debt levels as a result of our March 2016 debt offering. Refer to Note 9 to our Consolidated Financial Statements for further information.
Income Taxes
The effective income tax rate on earnings was 14.3%, 17.1% and 55.6% for 2016, 2015 and 2014. The effective income tax rate for 2014 includes the tax impacts of the establishment of a European regional headquarters and the cash repatriation that affected 2014 but was executed in 2015. The establishment of the European regional headquarters contributed to the lower effective income tax rates in 2015 and 2016. We adopted ASU 2016-09 Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting on January 1, 2017 which will impact our effective tax rate in 2017.

Net Earnings
Net earnings in 2016 increased to $1,647 or $4.35 per diluted share from $1,439 or $3.78 per diluted share in 2015 and $515 or $1.34 per diluted share in 2014. The impact of foreign currency exchange rates reduced net earnings per diluted share by approximately $0.11, $0.26 and $0.14 in 2016, 2015 and 2014.

				Percent Net Sales
	2016	2015	2014	2016	2015	2014
Reported	$1,647	$1,439	$515	14.5%	14.5%	5.3%
Inventory stepped up to fair value	23	4	15	0.2	—	0.2
Other acquisition and integration-related	77	20	50	0.7	0.2	0.5
Amortization of intangible assets	221	147	133	2.0	1.5	1.4
Restructuring-related charges	98	97	78	0.9	1.0	0.8
Rejuvenate and other recall matters	127	210	628	1.1	2.1	6.5
Regulatory and legal matters	(7)	(46)	—	(0.1)	(0.5)	—
Tax matters	8	78	391	0.1	0.8	4.0
Adjusted	$2,194	$1,949	$1,810	19.4%	19.6%	18.7%
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

Dollar amounts in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION 2016 Form 10-K

examples of the types of adjustments that may be included in a period:

1.	Acquisition and integration related costs. Costs related to integrating recently acquired businesses and specific costs related to the consummation of the acquisition process.

2.	Amortization of purchased intangible assets. Periodic amortization expense related to purchased intangible assets.

3.	Restructuring-related charges. Costs associated with workforce reductions and other restructuring-related activities.

4.	Rejuvenate and other recall matters. Our best estimate of the minimum of the range of probable loss to resolve certain product recalls.

5.	Regulatory and legal matters. Our best estimate of the minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.

6.	Tax matters. Certain significant and discrete tax items and adjustments to interest expense related to the settlement of certain tax matters.
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
The weighted-average basic and diluted shares outstanding used in the calculation of non-GAAP earnings per share are the same as those used in the calculation of the reported per share amounts.

Reconciliation of the Most Directly Comparable GAAP Financial Measure to Non-GAAP Financial Measures

2016	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$7,495	$4,137	$319	$2,166	$1,647	14.3%	$4.35
Acquisition and integration related charges:
Inventory stepped up to fair value	36	—	—	36	23	0.4	0.06
Other acquisition and integration related	—	(95)	—	95	77	0.1	0.20
Amortization of purchased intangible assets	—	—	(319)	319	221	2.2	0.59
Restructuring-related charges	15	(110)	—	125	98	0.3	0.26
Rejuvenate and other recall matters	—	—	—	158	127	0.1	0.34
Legal matters	—	12	—	(12)	(7)	(0.2)	(0.02)
Tax Matters	—	—	—	—	8	0.1	0.02
Adjusted	$7,546	$3,944	$—	$2,887	$2,194	17.3%	$5.80

2015	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$6,602	$3,610	$210	$1,861	$1,439	17.1%	$3.78
Acquisition and integration related charges:
Inventory stepped up to fair value	7	—	—	7	4	0.1	0.01
Other acquisition and integration related	—	(28)	—	28	20	0.2	0.05
Amortization of purchased intangible assets	—	—	(210)	210	147	1.5	0.39
Restructuring-related charges	7	(125)	—	132	97	0.7	0.26
Rejuvenate and other recall matters	—	—	—	296	210	2.0	0.55
Legal matters	—	53	—	(53)	(46)	0.1	(0.12)
Tax Matters	—	—	—	—	78	(4.4)	0.20
Adjusted	$6,616	$3,510	$—	$2,481	$1,949	17.3%	$5.12

2014	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$6,356	$3,547	$188	$1,246	$515	55.6%	$1.34
Acquisition and integration related charges:
Inventory stepped up to fair value	27	—	—	27	15	0.5	0.04
Other acquisition and integration related	—	(75)	—	75	50	0.7	0.13
Amortization of purchased intangible assets	—	—	(188)	188	133	1.1	0.35
Restructuring-related charges	1	(116)	—	117	78	1.1	0.20
Rejuvenate and other recall matters	—	—	—	761	628	(3.1)	1.65
Tax Matters	—	—	—	—	391	(33.6)	1.02
Adjusted	$6,384	$3,356	$—	$2,414	$1,810	22.3%	$4.73

Dollar amounts in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION 2016 Form 10-K

FINANCIAL CONDITION AND LIQUIDITY

	2016	2015	2014
Net cash provided by operations activities	$1,812	$899	$1,782
Net cash (used in) provided by investing activities	(4,191)	1,956	(1,878)
Net cash provided (used in) financing activities	2,361	(1,141)	629
Effect of exchange rate changes	(45)	(130)	(77)
Change in cash and cash equivalents	$(63)	$1,584	$456
We believe our financial condition continues to be of high quality, as evidenced by our ability to generate substantial cash from operations and ready access to capital markets at competitive rates.
Operating cash flow provides the primary source of cash to fund operating needs and capital expenditures. Excess operating cash is used first to fund acquisitions to complement our portfolio of businesses. Other discretionary uses include dividends and share repurchases. As necessary, we supplement operating cash flow with debt to fund our activities. Our overall cash position reflects our strong business results and a global cash management strategy that takes into account liquidity management, economic factors and tax considerations.
Operating Activities
Cash provided by operations was $1,812, $899, and $1,782 in 2016, 2015 and 2014. The increase in cash from operations in 2016 was primarily due to lower Rejuvenate and ABG II recall-related payments compared to 2015, which was partially offset by higher levels of inventory in 2016. The net of accounts receivable, inventory and accounts payable resulted in the consumption of $507, $231, and $249 of cash in 2016, 2015 and 2014.
Investing Activities
Cash (used in) provided by investing activities was ($4,191), $1,956 and ($1,878) in 2016, 2015 and in 2014.
Acquisitions: Acquisitions resulted in cash consumption of $4,332, $153 and $916 in 2016, 2015 and 2014. In 2016 we acquired Sage, Physio, Synergetics and certain other businesses and related assets. In 2015 the primary acquisition was CHG. In 2014 the primary acquisitions were Patient Safety Technologies, Inc., Pivot Medical Inc., Berchtold Holding, AG and Small Bone Innovations, Inc.
Purchases of Property, Plant and Equipment: Purchases of property, plant and equipment were $490, $270 and $233 in 2016, 2015 and 2014. Capital expenditures in 2016 were primarily due to capital expenditures associated with our global ERP system and the construction of a dedicated additive manufacturing facility.
Marketable Securities, Net: Net cash provided by (used in) the sale of marketable securities was $634, $2,379, and ($729) in 2016, 2015 and 2014. Cash provided by the sale of marketable securities in 2016 was used to repay all of our senior unsecured notes that were due in September 2016. Cash provided by sales of marketable securities in 2015 was primarily due to the sale of a portion of our marketable securities in 2015 used to make recall-related payments.
Financing Activities
Dividends and Share Repurchases: Dividends paid per common share increased 10.1% to $1.52 per share in 2016 compared to $1.38 per share in 2015, an increase of 13.1% from $1.22 in 2014.

	2016	2015	2014
Dividends paid per common share	$1.52	$1.38	$1.22
Total dividends paid to common shareholders	$568	$521	$462
Total amount paid to repurchase common stock	$13	$700	$100
Shares of repurchased common stock (in millions)	0.1	7.4	1.3

Borrowings and Repayments of Debt: We maintain debt levels that we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and overall cost of capital.
Net proceeds from borrowings were $2,912, $48 and $1,159 in 2016, 2015 and 2014. In 2016 the proceeds were primarily from the issuance of $3,500 of senior unsecured notes in March 2016 partially offset by repayment of $750 of our senior unsecured notes due in September 2016. In 2015 the proceeds were primarily from the public offerings of notes offset by the payment of certain notes due and paid in January 2015. Refer to Note 9 to our Consolidated Financial Statements for further information.
Liquidity
Cash, cash equivalents and marketable securities were $3,384 and $4,079, and our current assets exceeded current liabilities by $4,713 and $4,441 on December 31, 2016 and 2015. We anticipate being able to support our short-term liquidity and operating needs, including acquisitions and recall-related payments, from a variety of sources, including cash from operations, commercial paper and existing credit lines. We have raised funds in the capital markets and may continue to do so from time to time. As a result of the issuance of senior unsecured notes in March 2016, Moody's downgraded our unsecured note ratings to Baa1 from A3, and Standard & Poor's downgraded our corporate credit and long-term issue-level rating to A from A+ and our short-term rating to A-1 from A-1+. Nevertheless, we continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
We have existing credit facilities should additional funds be required. In August 2016 we increased the borrowing capacity available under our main credit facility by $250 to a maximum of $1,500. In September 2016 we increased the amount of commercial paper issuable under the commercial paper program by $250 to a maximum of $1,500.
On December 31, 2016 approximately 84% of our consolidated cash, cash equivalents and marketable securities were held in locations outside the United States compared to 46% on December 31, 2015. The majority of our cash held in locations outside the United States is considered to be indefinitely reinvested. We intend to use this cash to expand operations organically and through acquisitions.
In January 2017 we sold $500 of senior unsecured notes with an interest rate of 1.800% due on January 15, 2019.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
As further described in Note 6 to our Consolidated Financial Statements, in 2016 we recorded additional charges to earnings totaling $144 related to the Rejuvenate and ABG II recalls. Based on the information received, the actuarially determined range of probable loss to resolve this matter was estimated to be approximately $1,968 to $2,224 ($2,200 to $2,456 before $232 of third-party insurance recoveries). The final outcome of this matter is dependent on many variables that are difficult to predict.  The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and could have a material adverse effect on our financial position, results of

Dollar amounts in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION 2016 Form 10-K

operations and cash flows. We are not able to reasonably estimate the future periods in which payments will be made.
As further described in Note 10 to our Consolidated Financial Statements, on December 31, 2016 we had a reserve for uncertain income tax positions of $287. Due to uncertainties regarding the ultimate resolution of income tax audits, we are not able to reasonably estimate the future periods in which any income tax payments to settle these uncertain income tax positions will be made.
As further described in Note 11 to our Consolidated Financial Statements, on December 31, 2016 our defined benefit pension plans were underfunded by $280, of which approximately $271 related to plans outside the United States. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset performance, changes in interest rates and potential changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate beyond 2017 the amounts that may be required to fund defined benefit pension plans.

Long-term Contractual Obligations
	Total	Under 1 year	1-3 years	3-5 years	After 5 years
Short-term and long-term debt	$6,952	$200	$1,352	$1,250	$4,150
Unconditional purchase obligations	853	725	122	3	3
Operating leases	269	90	81	39	59
Contributions to defined benefit plans	20	20	—	—	—
Other	104	12	12	6	74
Total	$8,198	$1,047	$1,567	$1,298	$4,286
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements in accordance with accounting principles generally accepted in the United States, there are certain accounting policies that may require a choice between acceptable accounting methods or may require substantial judgment or estimation in their application. These include inventory reserves, income taxes, acquisitions, goodwill and intangible assets, and legal and other contingencies. We believe these accounting policies and the others set forth in Note 1 to our Consolidated Financial Statements should be reviewed as they are integral to understanding our results of operations and financial condition.
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

Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment was deferred, the tax effect of expenditures for which a deduction was taken in our tax return but has not yet been recognized in our financial statements or assets recorded at fair value in business combinations for which there was no corresponding tax basis adjustment.
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
Due to the number of estimates and assumptions inherent in calculating the various components of our tax provision, certain changes or future events, such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, could have an impact on those estimates and our effective tax rate.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION 2016 Form 10-K

may occur that could affect the accuracy or validity of the estimates and assumptions.
Determining the useful life of an intangible asset also requires judgment. With the exception of certain trade names, the majority of our acquired intangible assets (e.g., certain trademarks or brands, customer and distributor relationships, patents and technologies) are expected to have determinable useful lives. Our assessment as to the useful lives of these intangible assets is based on a number of factors including competitive environment, market share, trademark, brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the trademarked or branded products are sold. Our estimates of the useful lives of determinable-lived intangibles are primarily based on these same factors. Determinable-lived intangible assets are amortized to expense over their estimated useful life.
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
We did not recognize any impairment charges for goodwill in the years presented, as our annual impairment testing indicated that all reporting unit goodwill fair values exceeded their respective recorded values. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates and future cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could materially affect our results of operations.
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
Legal and Other Contingencies
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described in Note 6 to our Consolidated Financial Statements. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management had sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred, which could unfavorably affect future operating results. We are currently self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 to our Consolidated Financial Statements for further information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We sell our products globally and, as a result, our financial results could be significantly affected by factors such as weak economic conditions or changes in foreign currency exchange rates. Our operating results are primarily exposed to changes in exchange rates among the United States Dollar, European currencies, in particular the Euro, Swiss Franc and the British Pound, the Japanese Yen, the Australian Dollar and the Canadian Dollar. We develop and manufacture products in the United States, Canada, Turkey, China, France, Germany, Ireland, Mexico, Puerto Rico and Switzerland and incur costs in the applicable local currencies. This global deployment of facilities serves to partially mitigate the impact of currency exchange rate changes on our cost of sales. Refer to Notes 1, 3 and 4 to our Consolidated Financial Statements for information regarding our use of derivative instruments to mitigate these risks. A hypothetical 10% change in foreign currencies relative to the United States Dollar would change the December 31, 2016 fair value by approximately $188.

Dollar amounts in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION 2016 Form 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders of Stryker Corporation:
We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stryker Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stryker Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2017 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Grand Rapids, Michigan
February 9, 2017

16

STRYKER CORPORATION 2016 Form 10-K

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	2016	2015	2014
Net sales	$11,325	$9,946	$9,675
Cost of sales	3,830	3,344	3,319
Gross profit	$7,495	$6,602	$6,356
Research, development and engineering expenses	715	625	614
Selling, general and administrative expenses	4,137	3,610	3,547
Recall charges, net of insurance proceeds	158	296	761
Amortization of intangible assets	319	210	188
Total operating expenses	$5,329	$4,741	$5,110
Operating income	$2,166	$1,861	$1,246
Other income (expense), net	(245)	(126)	(86)
Earnings before income taxes	$1,921	$1,735	$1,160
Income taxes	274	296	645
Net earnings	$1,647	$1,439	$515

Net earnings per share of common stock:
Basic net earnings per share of common stock	$4.40	$3.82	$1.36
Diluted net earnings per share of common stock	$4.35	$3.78	$1.34

Weighted-average shares outstanding:
Basic	374.1	376.6	378.5
Effect of dilutive employee stock options	4.4	4.3	4.3
Diluted	378.5	380.9	382.8
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2016	2015	2014
Net earnings	$1,647	$1,439	$515
Other comprehensive (loss) income, net of tax
Marketable securities	—	(3)	3
Pension plans	(13)	17	(55)
Unrealized gains (losses) on designated hedges	20	(9)	6
Financial statement translation	(129)	(390)	(440)
Total other comprehensive loss, net of tax	$(122)	$(385)	$(486)
Comprehensive income	$1,525	$1,054	$29

See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION 2016 Form 10-K

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	2016	2015
Assets
Current assets
Cash and cash equivalents	$3,316	$3,379
Marketable securities	68	700
Accounts receivable, less allowance of $56 ($61 in 2015)	1,967	1,662
Inventories:
Materials and supplies	425	304
Work in process	130	103
Finished goods	1,475	1,232
Total inventories	$2,030	$1,639
Prepaid expenses and other current assets	480	563
Total current assets	$7,861	$7,943
Property, plant and equipment:
Land, buildings and improvements	820	687
Machinery and equipment	2,341	2,043
Total property, plant and equipment	3,161	2,730
Less allowance for depreciation	1,592	1,531
Net property, plant and equipment	$1,569	$1,199
Goodwill	6,356	4,136
Other intangibles, net	3,508	1,794
Other noncurrent assets	1,141	1,151
Total assets	$20,435	$16,223

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$437	$410
Accrued compensation	767	637
Income taxes	40	141
Dividend payable	159	142
Accrued recall expenses	594	694
Accrued expenses and other liabilities	923	710
Current maturities of debt	228	768
Total current liabilities	$3,148	$3,502
Long-term debt, excluding current maturities	6,686	3,230
Other noncurrent liabilities	1,051	980
Total liabilities	$10,885	$7,712
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 375 million shares (373 million shares in 2015)	37	37
Additional paid-in capital	1,432	1,321
Retained earnings	8,842	7,792
Accumulated other comprehensive loss	(761)	(639)
Total shareholders' equity	$9,550	$8,511
Total liabilities & shareholders' equity	$20,435	$16,223

See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION 2016 Form 10-K

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
2013	$38	$1,160	$7,617	$232	$9,047
Net earnings			515		515
Other comprehensive loss				(486)	(486)
Issuance of 2.2 million shares of common stock under stock option and benefit plans, including $21 excess income tax benefit		19			19
Repurchase of 1.3 million shares of common stock		(4)	(96)		(100)
Share-based compensation		77			77
Cash dividends declared of $1.26 per share of common stock			(477)		(477)
2014	$38	$1,252	$7,559	$(254)	$8,595
Net earnings			1,439		1,439
Other comprehensive loss				(385)	(385)
Issuance of 1.8 million shares of common stock under stock option and benefit plans, including $26 excess income tax benefit		8			8
Repurchase of 7.4 million shares of common stock	(1)	(25)	(674)		(700)
Share-based compensation		86			86
Cash dividends declared of $1.415 per share of common stock			(532)		(532)
2015	$37	$1,321	$7,792	$(639)	$8,511
Net earnings			1,647		1,647
Other comprehensive loss				(122)	(122)
Issuance of 1.7 million shares of common stock under stock option and benefit plans, including $36 excess income tax benefit		15			15
Repurchase of 0.1 million shares of common stock		(1)	(12)		(13)
Share-based compensation		97			97
Cash dividends declared of $1.565 per share of common stock			(585)		(585)
2016	$37	$1,432	$8,842	$(761)	$9,550

See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION 2016 Form 10-K

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2016	2015	2014
Operating activities
Net earnings	$1,647	$1,439	$515
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	227	187	190
Amortization of intangible assets	319	210	188
Share-based compensation	97	86	77
Recall charges	158	349	940
Sale of inventory stepped up to fair value at acquisition	36	7	27
Deferred income tax (expense) benefit	(46)	87	60
Excess income tax benefits from stock issued under employee stock plans	(36)	(26)	(21)
Changes in operating assets and liabilities:
Accounts receivable	(192)	(151)	(89)
Inventories	(299)	(115)	(173)
Accounts payable	(16)	35	13
Accrued expenses and other liabilities	174	73	92
Recall-related payments	(243)	(1,206)	(98)
Income taxes	(190)	(290)	133
Other	176	214	(72)
Net cash provided by operating activities	$1,812	$899	$1,782
Investing activities
Acquisitions, net of cash acquired	(4,332)	(153)	(916)
Purchases of marketable securities	(151)	(1,715)	(4,365)
Proceeds from sales of marketable securities	785	4,094	3,636
Purchases of property, plant and equipment	(490)	(270)	(233)
Other investing, net	(3)	—	—
Net cash (used in) provided by investing activities	$(4,191)	$1,956	$(1,878)
Financing activities
Proceeds from borrowings	1,094	1,576	1,601
Payments on borrowings	(1,635)	(2,272)	(1,428)
Proceeds from issuance of long-term debt, net	3,453	744	986
Dividends paid	(568)	(521)	(462)
Repurchase of common stock	(13)	(700)	(100)
Excess income tax benefits from stock issued under employee stock plans	36	26	21
Other financing	(6)	6	11
Net cash provided by (used in) financing activities	$2,361	$(1,141)	$629
Effect of exchange rate changes on cash and cash equivalents	(45)	(130)	(77)
Change in cash and cash equivalents	$(63)	$1,584	$456
Cash and cash equivalents at beginning of year	3,379	1,795	1,339
Cash and cash equivalents at end of year	$3,316	$3,379	$1,795

Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$510	$497	$437
Cash paid for interest on debt	$180	$101	$102

See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	20

STRYKER CORPORATION 2016 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Stryker Corporation (the "Company," "we," "us," or "our") is a global leader in medical technology. Our products include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; neurosurgical, neurovascular and spinal devices; as well as other medical device products used in a variety of medical specialties.
Basis of Presentation and Consolidation: The Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. We have no material interests in variable interest entities and none that require consolidation. Certain prior year amounts have been reclassified to conform with the presentation of our Consolidated Financial Statements in 2016.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of net sales and expenses in the reporting period. Actual results could differ from those estimates.
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
Marketable Securities: Marketable securities consist of marketable debt securities, certificates of deposit and mutual funds. Mutual funds are acquired to offset changes in certain liabilities related to deferred compensation arrangements and are expected to be used to settle these liabilities. Pursuant to our investment policy, all individual marketable security investments must have a minimum credit quality of single A (Standard & Poor’s and Fitch) and A2 (Moody’s Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (Standard & Poor’s and Fitch) or Aa (Moody’s Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable security investment portfolio. Our marketable securities are classified as available-for-sale and trading securities. Investments in trading securities represent participant-directed investments of deferred employee compensation.
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
Financial Instruments: Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. With the exception of our long-term debt, which is discussed in further detail in Notes 2 and 9, our estimates of fair value for financial instruments approximate their carrying amounts on December 31, 2016 and 2015.
All marketable securities are recognized at fair value. Adjustments to the fair value of marketable securities that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive income (AOCI) in shareholders’ equity and adjustments to the fair value of marketable securities that are classified as trading are recorded in earnings. The amortized cost of marketable debt securities is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method. Such amortization and interest and realized gains and losses are included in other income (expense), net. The cost of securities sold is determined by the specific identification method.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	21

STRYKER CORPORATION 2016 Form 10-K

transactions denominated in nonfunctional currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies. All forward currency exchange contracts are recorded at their fair value each period.
Forward currency exchange contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. These nonfunctional currency exposures principally relate to forecasted intercompany purchases of manufactured products and generally have maturities up to eighteen months. Changes in value of derivatives designated as cash flow hedges are recorded in AOCI on the Consolidated Balance Sheets until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified into earnings and is included in other income (expense), net or cost of goods sold in the Consolidated Statements of Earnings, depending on the underlying transaction that is being hedged. Cash flows associated with these hedges are included in cash from operations in the same category as the cash flows from the items being hedged.
Derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities, primarily intercompany payables and receivables. These derivatives are not designated as hedges and, therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related changes in value of foreign currency denominated assets and liabilities. The estimated fair value of our forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points.
We designated certain long-term intercompany loans payable and forward exchange contracts as net investment hedges of our investments in certain international subsidiaries that use the Euro as their functional currency. For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the derivative's gain or loss is recognized in OCI and reported as a component of AOCI. We use the forward method to measure ineffectiveness. Under this method the change in the carrying value of the Euro-denominated amounts due to remeasurement of the effective portion is reported as a component of AOCI. The remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net. The gain or loss related to settled net investment hedges will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.
Forward starting interest rate derivative instruments designated as cash flow hedges are used to manage the exposure to interest rate volatility with regard to future issuance and refinancing of debt. The effective portion of the gain or loss on a forward starting interest rate derivative instrument that is designated and qualifies as a cash flow hedge is reported as a component of AOCI. Beginning in the period in which the debt refinancing occurs and the related derivative instruments is terminated, the effective portion of the gains or losses is then reclassified into interest expense over the term of the related debt.
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
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation is generally computed by the straight-line method over the estimated useful lives of three to 30 years for buildings and improvements and three to 10 years for machinery and equipment.
Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses at the acquisition date, after amounts allocated to other identifiable intangible assets. Factors that contribute to the recognition of goodwill include synergies that are specific to our business and not available to other market participants and are expected to increase net sales and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding our presence in core and adjacent markets; and diversifying our product portfolio.
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
In certain of our acquisitions, we acquire in-process research and development (IPRD), which is an indefinite-lived intangible asset. IPRD where research has been completed becomes a determinable-lived intangible asset and IPRD determined to have no future use becomes impaired.
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
Share-Based Compensation: We use share based compensation in the form of stock options, restricted stock units (RSUs) and performance-based restricted stock units (PSUs). Stock options are granted under long-term incentive plans to certain key employees and non-employee directors at an exercise price not less than the fair market value of the underlying common stock, which is the quoted closing price of our common stock on the day prior to the

Dollar amounts in millions except per share amounts or as otherwise specified.	22

STRYKER CORPORATION 2016 Form 10-K

date of grant. The options are granted for periods of up to 10 years and become exercisable in varying installments.
We grant RSUs to key employees and non-employee directors and PSUs to certain key employees under our long-term incentive plans. The fair value of RSUs is determined based on the number of shares granted and the quoted closing price of our common stock on the date of grant, adjusted for the fact that RSUs do not include anticipated dividends. RSUs generally vest in one-third increments over a three-year period and are settled in stock. PSUs are earned over a three-year performance cycle and vest in March of the year following the end of that performance cycle. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established goals in that three-year performance cycle. The fair value of PSUs is determined based on the quoted closing price of our common stock on the day of grant.
Compensation expense is recognized in the Consolidated Statements of Earnings based on the estimated fair value of the awards on the grant date. Compensation expense recognized reflects an estimate of the number of awards expected to vest after taking into consideration an estimate of award forfeitures based on actual experience and is recognized on a straight-line basis over the requisite service period, which is generally the period required to obtain full vesting. Management expectations related to the achievement of performance goals associated with PSU grants is assessed regularly and that assessment is used to determine whether PSU grants are expected to vest. If performance-based milestones related to PSU grants are not met or not expected to be met, any compensation expense recognized associated with such grants will be reversed.
Income Taxes: Deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted income tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax benefits generally represent the change in net deferred income tax assets and liabilities in the year. Other amounts result from adjustments related to acquisitions and foreign currency as appropriate.
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
New Accounting Pronouncements Not Yet Adopted
In January 2017 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-01, Business Combinations: Clarifying the Definition of a Business, which revises the definition of a business under Accounting Standards Codification (ASC) 805 by providing a more robust framework to use in determining when a set of acquired assets and activities constitutes a business. We plan to adopt this update on January 1, 2018. We are still evaluating the impact that this update will have on our Consolidated Financial Statements.
In August 2016 the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which eliminates diversity in practice related to how certain cash receipts and cash payments are presented and classified in the

Consolidated Statement of Cash Flows. We adopted this update on January 1, 2017 and the adoption of this update will not have a material impact on our Consolidated Financial Statements.
In March 2016 the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as simplifying classification in the Consolidated Statements of Cash Flow. We adopted this update on January 1, 2017. If we adopted this update on January 1, 2016, the impact on our Consolidated Statements of Earnings would have been a tax benefit of $36 in 2016. The impact of adopting this update in 2017 on our Consolidated Financial Statements will depend on market factors, the timing and intrinsic value of future share-based compensation award vests and exercises.
In February 2016 the FASB issued ASU 2016-02, Leases. This update requires an entity to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months on the balance sheet. We plan to adopt this update on January 1, 2019. We are still evaluating the impact that this update will have on our Consolidated Financial Statements.
In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update outlines a single, comprehensive model for accounting for revenue from contracts with customers. We plan to adopt this update on January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We anticipate adopting the standard using the modified retrospective method. There may be differences in timing of revenue recognition under the new standard compared to recognition under ASC 605 - Revenue Recognition.
No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our Consolidated Financial Statements.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	23

STRYKER CORPORATION 2016 Form 10-K

related to the occurrence of certain triggering events, appropriately discounted considering the uncertainties associated with the obligation, which we estimate to be near 100%. We remeasure the fair value of our assets and liabilities each reporting period. We record the changes in fair value within selling, general and administrative expense and the changes in the time value of money within other income (expense), net.

Assets and Liabilities Measured at Fair Value
	2016	2015
Cash and cash equivalents	$3,316	$3,379
Trading marketable securities	94	82
Level 1 - Assets	$3,410	$3,461
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$25	$214
Foreign government debt securities	—	96
United States agency debt securities	9	120
United States treasury debt securities	16	264
Certificates of deposit	18	8
Total available-for-sale marketable securities	$68	$702
Foreign currency exchange forward contracts	45	69
Interest rate swap asset	57	15
Level 2 - Assets	$170	$786
Total assets measured at fair value	$3,580	$4,247

Deferred compensation arrangements	$94	$82
Level 1 - Liabilities	$94	$82
Foreign currency exchange forward contracts	$18	$10
Interest rate swap liability	—	4
Level 2 - Liabilities	$18	$14
Contingent consideration:
Beginning balance	$56	$48
Additions	49	11
Change in estimate	(7)	—
Settlements	(12)	(3)
Balance at the end of the period	$86	$56
Level 3 - Liabilities	$86	$56
Total liabilities measured at fair value	$198	$152

Fair Value of Available for Sale Securities by Maturity
	2016	2015
Due in one year or less	$36	$588
Due after one year through three years	$32	$114
On December 31, 2016 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest receivable was less than $1 and $2 in 2016 and 2015 related to our marketable security portfolio. The total of interest and marketable securities income was $29, $14, and $28 in 2016, 2015, and 2014. The amounts were included in other income (expense), net.
Less than 1% of our investments in available-for-sale marketable securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired on December 31, 2016. On December 31, 2016 substantially all our investments with unrealized losses that were not deemed to be other-than-temporarily impaired were in a continuous unrealized loss position for less than twelve months, and the losses were nominal.

Securities in a Continuous Unrealized Loss Position
	Number of Investments	Fair Value
Corporate and Asset-Backed	33	$11
United States Agency	8	5
United States Treasury	19	15
Certificate of Deposit	5	2
Total	65	$33
NOTE 3 - DERIVATIVE INSTRUMENTS
Foreign Currency Hedges
We use operational and economic hedges, foreign currency exchange forward contracts, net investment hedges (both long-term intercompany loans payable and forward exchange contracts) and interest rate derivative instruments to manage the impact of currency exchange and interest rate fluctuations on earnings and cash flow. We do not enter into derivative instruments for speculative purposes.

	Designated	Non-Designated	Total
2016
Gross notional amount	$1,058	$2,841	$3,899
Maximum term in days			548
Fair value:
Other current assets	$24	$17	$41
Other noncurrent assets	4	—	4
Other current liabilities	(9)	(7)	(16)
Other noncurrent liabilities	(2)	—	(2)
Total fair value	$17	$10	$27
2015
Gross notional amount	$889	$4,061	$4,950
Maximum term in days			546
Fair value:
Other current assets	$27	$41	$68
Other noncurrent assets	1	—	1
Other current liabilities	(6)	(3)	(9)
Other noncurrent liabilities	(1)	—	(1)
Total fair value	$21	$38	$59
On December 31, 2016 the total after-tax amount in AOCI related to our designated net investment hedges was $48. We evaluate the effectiveness of our net investment hedges quarterly and did not recognize any ineffectiveness in 2016.
We are exposed to credit loss in the event of nonperformance by counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.

Net Currency Exchange Rate Gains (Losses)
Recorded in:	2016	2015	2014
Cost of sales	$—	$19	$1
Other income (expense), net	(19)	(22)	(8)
Total	$(19)	$(3)	$(7)
On December 31, 2016 pretax gains on derivatives designated as hedges that were recorded in AOCI are expected to be reclassified to earnings in the next 12 months were less than $1 compared with $17 on December 31, 2015. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There were no ineffective portions of derivatives that resulted in gains or losses in any of the periods presented.

Dollar amounts in millions except per share amounts or as otherwise specified.	24

STRYKER CORPORATION 2016 Form 10-K

Interest Rate Hedges
On December 31, 2016 we had interest rate swaps with notional amounts of $600 designated as forward starting interest rate swaps in anticipation of future debt issuances. The market value of outstanding interest rate swap agreements on December 31, 2016 was $48, which was recorded in other long term assets with an offsetting amount recorded in AOCI. Upon the probable issuance of the debt, these amounts will be released to interest expense over the term of the debt. The cash flow effect of this hedge is recorded in cash flow from operations.
In 2016 we terminated multiple designated interest rate cash flow hedges, recognized $7 in OCI related to hedges on our debt issuances and recognized a nominal amount of ineffectiveness in interest expense. The remaining amounts in AOCI will be reclassified to interest expense over the term of the debt. The cash flow effect of these hedges is recognized in cash flow from operations.
On December 31, 2016 we had interest rate swaps with gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 senior unsecured notes due in 2024. There was no hedge ineffectiveness recorded as a result of these fair value hedges.

Fair Value Interest Rate Hedge Instruments
	2016	2015
Gross notional amount	$500	$500
Fair value:
Other noncurrent assets	9	15
Long-term debt	(9)	(15)
Total	$—	$—
NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
2016
Beginning	$—	$(119)	$4	$(524)	$(639)
OCI	3	(20)	35	(112)	(94)
Income taxes	(1)	3	(15)	(17)	(30)
Reclassifications to:
Cost of Sales	—	6	—	—	6
Other Income	(3)	—	—	—	(3)
Income taxes	1	(2)	—	—	(1)
Net OCI	$—	$(13)	$20	$(129)	$(122)
Ending	$—	$(132)	$24	$(653)	$(761)
2015
Beginning	$3	$(136)	$13	$(134)	$(254)
OCI	1	15	2	(362)	(344)
Income taxes	(1)	(4)	2	(28)	(31)
Reclassifications to:
Cost of Sales	—	8	(19)	—	(11)
Other income	(4)	—	—	—	(4)
Income taxes	1	(2)	6	—	5
Net OCI	$(3)	$17	$(9)	$(390)	$(385)
Ending	$—	$(119)	$4	$(524)	$(639)
NOTE 5 - ACQUISITIONS
In April 2016 we completed the acquisition of Sage Products, LLC (Sage) for total consideration of approximately $2,875. Sage develops, manufactures and distributes intensive care disposable products. This acquisition enhanced our product offerings within our MedSurg segment. Purchase price allocations for this acquisition were based on preliminary valuations. Our estimates and assumptions are subject to change within the measurement period.

In April 2016 we completed the acquisition of Physio-Control International, Inc. (Physio) for total net consideration of approximately $1,299. Physio develops, manufactures and markets monitors/defibrillators, AEDs and CPR-assist devices along with data management and support services. This acquisition enhances our product offerings within our MedSurg segment. Purchase price allocations for this acquisition were based on preliminary valuations. Our estimates and assumptions are subject to change within the measurement period.
The Other acquisitions in 2016 include the acquisition of the Synergetics neuro portfolio (Synergetics). The Synergetics acquisition enhances our product offerings within our MedSurg segment. Purchase price allocations for the Other acquisitions were based on preliminary valuations. Our estimates and assumptions are subject to change within the measurement period.
The Other acquisitions in 2015 include the acquisition of certain assets of CHG Hospital Beds, Inc. (CHG). The CHG acquisition enhances our product offerings within our MedSurg segment. The measurement period for CHG is complete. Revisions to the original purchase price allocation were nominal.
Goodwill acquired with the Sage, Synergetics and CHG acquisitions is deductible for tax purposes. Supplemental pro forma combined statements of earnings have not been presented for the Sage and Physio acquisitions as the impact of their results of operations were not material to the Consolidated Statements of Earnings.

Purchase Price Allocation of Acquired Net Assets
	2016			2015
	Sage	Physio	Other	Other
Purchase price paid	$2,870	$1,299	$348	$140
Contingent consideration	5	—	27	9
Loss on settlement of pre-existing contract	$—	$—	$(19)	$—
Total consideration	$2,875	$1,299	$356	$149
Tangible assets acquired:
Cash	91	32	1	—
Accounts receivable	29	106	17	4
Inventory	63	66	5	9
Other assets	75	99	21	13
Liabilities	(81)	(363)	(29)	(7)
Goodwill	1,525	625	180	62
Intangible assets:
Customer relationship	930	341	12	13
Trade name	70	160	13	2
Developed technology and patents	173	226	127	53
Non-compete	—	—	2	—
IPRD	—	7	7	—
	$2,875	$1,299	$356	$149
Weighted average life of intangible assets	15	14	12	10
NOTE 6 - CONTINGENCIES AND COMMITMENTS
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters that are more fully described below. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages as well as other compensatory and equitable relief that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management had sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on

Dollar amounts in millions except per share amounts or as otherwise specified.	25

STRYKER CORPORATION 2016 Form 10-K

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
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. On November 3, 2014 we announced that we had entered into a settlement agreement to compensate eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem prior to that date and in December 2016 the settlement program was extended to patients who had revision surgery prior to December 19, 2016. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, some lawsuits will remain and we will continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter globally is currently estimated to be approximately $1,968 to $2,224 ($2,200 to $2,456 before $232 of third-party insurance recoveries). In 2016 we recorded additional charges to earnings of $144, representing the excess of the minimum of the range over the previously recorded reserves. The final outcome of this matter is dependent on many factors that are difficult to predict including the number of enrollees in the settlement program and the total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we filed a lawsuit in federal court against Zimmer Biomet Holdings, Inc. (Zimmer), alleging that a Zimmer product infringed on three of our patents. In 2013 following a jury trial favorable to us, the trial judge entered a final judgment that, among other things, awarded us damages of $76 and ordered Zimmer to pay us enhanced damages. Zimmer appealed this ruling. In December 2014 the Federal Circuit affirmed the damages awarded to us, reversed the order for enhanced damages and remanded the issue of attorney fees to the trial court. In May 2015 the trial court entered a stipulated judgment that, among other things, required Zimmer to pay us the base amount of damages and interest, while the issues of enhanced damages and attorney fees continue to be pursued. In June 2015 we recorded a $54 gain, net of legal costs, which was recorded within selling, general and administrative expenses. On June 13, 2016 the United States Supreme Court vacated the decision of the Federal Circuit that reversed our judgment for enhanced damages and remanded the case to the Federal Circuit to reconsider the issue. On September 12, 2016 the Federal Circuit issued an opinion that, among other things, remanded the issue of enhanced damages to the trial court.
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
Future Obligations
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. In addition, we lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Rent expense totaled $112, $101, and $103 in 2016, 2015 and 2014. Refer to Note 9 for more information on the debt obligations.

Future Obligations
	2017	2018	2019	2020	2021	Thereafter
Debt repayments	$200	$602	$750	$500	$750	$4,150
Purchase obligations	737	75	59	5	4	77
Minimum lease payments	$90	$47	$34	$24	$15	$59
NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS
We completed our annual impairment tests of goodwill in 2016 and 2015 and concluded in each year that no impairments exist.

Summary of Other Intangible Assets
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Developed technologies
2016	14	$2,091	$706	$1,385
2015	13	1,597	563	1,034
Customer relationships
2016	15	$2,049	$407	$1,642
2015	15	788	290	498
Patents
2016	11	$317	$206	$111
2015	11	309	191	118
Trademarks
2016	18	$348	$59	$289
2015	10	109	41	68
In-process research and development
2016		$30	$—	$30
2015		25	—	25
Other
2016	12	$115	$64	$51
2015	13	108	57	51
Total
2016	15	$4,950	$1,442	$3,508
2015	13	$2,936	$1,142	$1,794

Changes in the Net Carrying Value of Goodwill by Segment
	Orthopaedics	MedSurg	Neurotechnology and Spine	Total
2014	$2,386	$726	$1,074	$4,186
Additions and adjustments	20	46	—	66
Foreign exchange	(62)	10	(64)	(116)
2015	$2,344	$782	$1,010	$4,136
Additions and adjustments	72	2,196	62	2,330
Foreign exchange	(44)	(44)	(22)	(110)
2016	$2,372	$2,934	$1,050	$6,356

Dollar amounts in millions except per share amounts or as otherwise specified.	26

STRYKER CORPORATION 2016 Form 10-K

Estimated Amortization Expense
2017	2018	2019	2020	2021
$345	$342	$329	$312	$298
NOTE 8 - CAPITAL STOCK
In 2016 shares repurchased at the end of 2015 totaling 135 thousand were settled at a cost of $13. The manner, timing and amount of repurchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On December 31, 2016 the total dollar value of shares that could be purchased under our authorized repurchase programs was $1,870.
Shares reserved for future compensation grants of our common stock were 11 million and 15 million on December 31, 2016 and 2015. We had 0.5 million authorized shares of $1 par value preferred stock; none of which was outstanding on December 31, 2016.
Stock Options
We measure the cost of employee stock options based on the grant-date fair value and recognize that cost using the straight-line method over the period in which a recipient is required to provide services in exchange for the options, typically the vesting period. The weighted-average fair value per share of options is estimated on the date of grant using the Black-Scholes option pricing model.

Option Value and Assumptions
	2016	2015	2014
Weighted-average fair value per share	$17.73	$22.55	$15.80
Assumptions:
Risk-free interest rate	1.3%	1.8%	2.1%
Expected dividend yield	1.6%	1.6%	1.8%
Expected stock price volatility	20.5%	25.5%	26.3%
Expected option life (years)	6.1	7.3	7.1
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

2016 Stock Option Activity
	Shares (in millions)	Weighted Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding January 1	14.9	$65.85
Granted	3.1	96.73
Exercised	(2.6)	58.00
Canceled	(0.5)	83.80
Outstanding December 31	14.9	$73.14	5.9	$696.0
Exercisable December 31	7.8	$60.30	4.0	$464.4
Options expected to vest	6.5	$86.75	7.9	$215.1
The aggregate intrinsic value of options, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, exercised was $128, $98, and $113 in 2016, 2015 and 2014. Exercise prices for options outstanding ranged from $38.71 to $115.35 on December 31, 2016. On December 31, 2016 there was $84 of unrecognized compensation cost related to nonvested stock options granted under the long-term incentive plans; that cost is expected to be recognized over the weighted-average period of approximately 1.6 years.

Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) Activity
	Shares (in millions)		Weighted Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Nonvested on January 1	1.1	0.3	$79.71	$79.02
Granted	0.6	0.1	94.70	98.10
Vested	(0.5)	(0.1)	74.95	64.01
Canceled or forfeited	(0.1)	—	86.94	73.27
Nonvested on December 31	1.1	0.3	$90.10	$91.19
On December 31, 2016 there was $53 of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized as expense over the weighted-average period of approximately one year. The weighted-average grant date fair value per share of RSUs granted was $94.70 and $88.47 in 2016 and 2015. The fair value of RSUs and PSUs vested in 2016 was $40 and $5. On December 31, 2016 there was $12 of unrecognized compensation cost related to nonvested PSUs; that cost is expected to be recognized as expense over the weighted-average period of approximately one year.
Employee Stock Purchase Plans (ESPP)
Full- and part-time employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 95% of the closing stock price on the last trading day of a purchase period. We issued 159,329 and 157,931 shares under the ESPP in 2016 and 2015.
NOTE 9 - DEBT AND CREDIT FACILITIES
In January 2017 we sold $500 of senior unsecured notes with an interest rate of 1.800% due on January 15, 2019. In September 2016 we repaid all $750 of our senior unsecured notes that were due on September 30, 2016. In March 2016 we sold $3,500 of senior unsecured notes.
In September 2016 we increased the amount of commercial paper issuable under our commercial paper program by $250 to a maximum of $1,500 outstanding with maturities up to 397 days from the date of issuance. On December 31, 2016 outstanding commercial paper totaled $200, the weighted-average original maturity of the commercial paper outstanding was approximately 60 days and the weighted average annualized interest rate of short-term debt was approximately 0.9%.
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. In August 2016 we entered into a new senior unsecured revolving credit facility that replaced our previous agreement dated August 29, 2014. The primary changes were to increase the aggregate principal amount of the commitments by $250 to $1,500 and extend the maturity date to August 19, 2021.
Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on December 31, 2016.

Dollar amounts in millions except per share amounts or as otherwise specified.	27

STRYKER CORPORATION 2016 Form 10-K

Summary of Total Debt
Senior unsecured notes:		2016	2015
Rate	Due
2.000%	09/30/2016	$—	$749
1.300%	04/01/2018	598	597
2.000%	03/08/2019	746	—
4.375%	01/15/2020	497	496
2.625%	03/15/2021	745	—
3.375%	05/15/2024	602	606
3.375%	11/01/2025	744	744
3.500%	03/15/2026	987	—
4.100%	04/01/2043	391	390
4.375%	05/15/2044	395	394
4.625%	03/15/2046	979	—
Commercial paper		200	—
Other		30	22
Total debt		$6,914	$3,998
Less current maturities		228	768
Total long-term debt		$6,686	$3,230

Unamortized debt issuance costs		$45	$24
Available borrowing capacity under all existing facilities		$1,551	$1,236
Fair value of debt		$6,762	$4,009
The fair value of debt (excluding the interest rate hedge) was based on the quoted interest rates for similar types and amounts of borrowings. Substantially all of our debt was classified within Level 1 of the fair value hierarchy. The fair value of the debt was estimated using rates with identical terms and maturities based on quoted active market prices and yields that took into account the underlying terms of the debt instruments.
On January 1, 2016 we retrospectively adopted ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The adoption of this update resulted in the reclassification of $24 of unamortized debt issuance costs, principally from other noncurrent assets to a reduction of long-term debt on the Consolidated Balance Sheet on December 31, 2015.
Interest expense, including required fees incurred on outstanding debt and credit facilities that were included in other expense, totaled $228, $108, and $113 in 2016, 2015 and 2014.
NOTE 10 - INCOME TAXES
Our effective tax rate was 14.3%, 17.1% and 55.6% for 2016, 2015 and 2014. The effective income tax rate for 2014 includes the tax impacts of the establishment of a European regional headquarters and the cash repatriation that affected 2014 but was executed in 2015. The establishment of the European regional headquarters contributed to the lower effective income tax rates in 2015 and 2016.

Effective Income Tax Rate Reconciliation
	2016	2015	2014
United States federal statutory rate	35.0%	35.0%	35.0%
United States state and local income taxes, less federal deduction	1.7	2.1	2.2
Foreign income tax at rates other than 35%	(22.2)	(17.6)	4.9
Tax related to repatriation of foreign earnings	(0.3)	(3.9)	10.1
Other	0.1	1.5	3.4
Effective income tax rate	14.3%	17.1%	55.6%

Earnings Before Income Taxes
	2016	2015	2014
United States	$542	$475	$355
International	1,379	1,260	805
Total	$1,921	$1,735	$1,160

Components of Income Tax Expense
Current income tax expense:	2016	2015	2014
United States federal	$94	$78	$213
United States state and local	50	23	26
International	176	108	346
Total current income tax expense	$320	$209	$585
Deferred income tax expense (benefit):
United States federal	$(17)	$2	$9
United States state and local	(12)	8	(16)
International	(17)	77	67
Total deferred income tax expense (benefit)	$(46)	$87	$60
Total income tax expense	$274	$296	$645
Interest and penalties included in other income (expense), net were ($1), ($4) and $8 in 2016, 2015 and 2014. The United States federal deferred income tax expense (benefit) includes the utilization of net operating loss carryforwards of $28, $79 and $78 in 2016, 2015 and 2014.

Deferred Income Tax Assets and Liabilities
Deferred income tax assets:	2016	2015
Inventories	$583	$513
Product related liabilities	115	116
Other accrued expenses	248	206
Depreciation and amortization	—	4
State income taxes	52	43
Share-based compensation	80	79
Net operating loss carryforwards	74	47
Other	117	143
Total deferred income tax assets	$1,269	$1,151
Less valuation allowances	(51)	(47)
Net deferred income tax assets	$1,218	$1,104
Deferred income tax liabilities:
Depreciation and amortization	$(871)	$(586)
Undistributed earnings	(50)	(50)
Other	(50)	(26)
Total deferred income tax liabilities	$(971)	$(662)
Net deferred income tax assets	$247	$442
Reported as:
Noncurrent assets—Other	$302	$477
Noncurrent liabilities—Other liabilities	(55)	(35)
Total	$247	$442
Accrued interest and penalties were $34 and $30, which was reported in accrued expenses and other liabilities, both current and noncurrent, on December 31, 2016 and 2015.
Net operating loss carryforwards totaling $185 on December 31, 2016 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States loss carryforwards of $160 expire through 2028. International loss carryforwards of $25 began to expire in 2016; however, some have no expiration. Of these carryforwards, $45 are subject to a full valuation allowance. We also have a tax credit carryforward of $40 with a full valuation allowance. These credits have no expiration; however, we do not anticipate generating income tax in excess of the credits in the foreseeable future.
No provision was made for United States federal and state income taxes or international income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested $8,391 on December 31, 2016. Determination of the amount of any unrecognized deferred income tax liability on these is not practicable.

Dollar amounts in millions except per share amounts or as otherwise specified.	28

STRYKER CORPORATION 2016 Form 10-K

Uncertain Income Tax Positions
	2016	2015
Balance at beginning of year	$313	$315
Increases related to current year income tax positions	47	21
Increases related to prior year income tax positions	22	3
Decreases related to prior year income tax positions:
Settlements and resolutions of income tax audits	(82)	(9)
Statute of limitations expirations	(9)	(6)
Foreign currency translation	(4)	(11)
Balance at end of year	$287	$313
Reported as:
Current liabilities—Income taxes	$—	$9
Noncurrent liabilities—Other liabilities	287	304
Total	$287	$313
Our income tax expense would have been reduced by $281 and $304 on December 31, 2016 and 2015 had these uncertain income tax positions been favorably resolved. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next twelve months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including inventory transfer pricing, cost sharing, product royalty and foreign branch arrangements. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be resolved. Interest and penalties incurred associated with uncertain tax positions are included in other income (expense), net.
In the normal course of business, income tax authorities in various income tax jurisdictions both within the United States and internationally conduct routine audits of our income tax returns filed in prior years.  These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex income tax regulations regarding the allocation of income to the various income tax jurisdictions. Income tax years are open from 2012 through the current year for the United States federal jurisdiction. Income tax years open for our other major jurisdictions range from 2005 through the current year.
NOTE 11 - RETIREMENT PLANS
Defined Contribution Plans
We provide certain employees with defined contribution plans and other types of retirement plans. A portion of our retirement plan expense under the defined contribution plans is funded with Stryker common stock. The use of Stryker common stock represents a non-cash operating activity that is not reflected in our Consolidated Statements of Cash Flows.

	2016	2015	2014
Plan expense	$166	$148	$132
Expense funded with Stryker common stock	22	20	18
Stryker common stock held by plan:
Dollar amount	272	203	198
Shares (in millions)	2.3	2.2	2.1
Value as a percentage of total plan assets	11%	11%	11%
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

Effective January 1, 2017, in countries where it was possible, we elected to change the method to calculate the service cost and interest cost components of net periodic benefit costs for our defined benefit plans and will measure these costs by applying the specific spot rates along the yield curve of the projected cash flows for the respective plans. Our defined benefit plans previously utilized the yield curve approach to establish discount rates and we believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and the corresponding spot yield curve rates. The change does not affect the measurement of our total benefit obligations for those plans and is accounted for as a change in accounting estimate inseparable from a change in accounting principle, which is applied prospectively. The reductions in service and interest costs for 2017 associated with this change in estimate are nominal.
Expected Return on Plan Assets
The expected return on plan assets is determined by applying the target allocation in each asset category of plan investments to the anticipated return for each asset category based on historical and projected returns.

Components of Net Periodic Pension Cost
Net periodic benefit cost:	2016	2015	2014
Service cost	$(33)	$(36)	$(26)
Interest cost	(11)	(10)	(13)
Expected return on plan assets	10	11	10
Amortization of prior service cost and transition amount	1	1	1
Recognized actuarial loss	(9)	(13)	(7)
Net periodic benefit cost	$(42)	$(47)	$(35)

Changes in assets and benefit obligations recognized in OCI:
Net actuarial (loss) gain	$(26)	$26	$(88)
Recognized net actuarial loss	9	13	7
Prior service cost and transition amount	1	(1)	4
Total recognized in OCI	$(16)	$38	$(77)
Total recognized in net periodic benefit cost and OCI	$(58)	$(9)	$(112)

Weighted-average rates used to determine net periodic benefit cost:
Discount rate	2.1%	2.0%	3.2%
Expected return on plan assets	3.6%	4.0%	3.7%
Rate of compensation increase	2.3%	2.9%	2.9%
Weighted-average discount rate used to determine projected benefit obligations	1.8%	2.1%	2.0%
Investment Strategy
The investment strategy for our defined benefit pension plans is to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.

	2016	2015
Fair value of plan assets	$308	$289
Benefit obligations	(588)	(529)
Funded status	$(280)	$(240)
Reported as:
Current liabilities—accrued compensation	$(1)	$(1)
Noncurrent liabilities—other liabilities	(279)	(239)
Pre-tax amounts recognized in AOCI:
Unrecognized net actuarial loss	(171)	(155)
Unrecognized prior service cost	11	13
Total	$(160)	$(142)
The estimated net actuarial loss for the defined benefit pension plans to be reclassified from AOCI into net periodic benefit cost is $8 in 2017. We estimate that an immaterial amount of amortization of prior service cost and transition amount for the defined benefit

Dollar amounts in millions except per share amounts or as otherwise specified.	29

STRYKER CORPORATION 2016 Form 10-K

pension plans will be reclassified from AOCI into net periodic benefit cost in 2017.

Change in Benefit Obligations
	2016	2015
Beginning projected benefit obligations	$529	$570
Service cost	33	36
Interest cost	11	10
Foreign exchange impact	(18)	(43)
Employee contributions	6	6
Actuarial losses (gains)	40	(21)
Acquisition	7	—
Benefits paid	(20)	(29)
Ending projected benefit obligations	$588	$529
Ending accumulated benefit obligations	$560	$505

Change in Plan Assets
	2016	2015
Beginning fair value of plan assets	$289	$310
Actual return	20	2
Employer contributions	18	16
Employee contributions	6	6
Foreign exchange impact	(9)	(18)
Acquisition	2	—
Benefits paid	(18)	(27)
Ending fair value of plan assets	$308	$289

Allocation of Plan Assets
	2016 Target	2016 Actual	2015 Actual
Equity securities	28%	28%	31%
Debt securities	50	50	48
Other	22	22	21
Total	100%	100%	100%

Valuation of Plan Assets
2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7	$—	$—	$7
Equity securities	83	17	—	100
Corporate debt securities	127	—	—	127
Other	23	13	38	74
Total	$240	$30	$38	$308
2015
Cash and cash equivalents	$6	$—	$—	$6
Equity securities	67	22	—	89
Corporate debt securities	135	—	—	135
Other	19	9	31	59
Total	$227	$31	$31	$289
Our Level 3 pension plan assets (Refer to Note 2 for an explanation of our fair value hierarchy) consist primarily of guaranteed investment contracts with insurance companies. The insurance contracts guarantee us principal repayment and a fixed rate of return. The $7 increase in Level 3 pension plan assets is primarily related to actual returns and acquired assets. We expect to contribute $20 to our defined benefit pension plans in 2017.

Estimated Future Benefit Payments
2017	2018	2019	2020	2021	2022-2026
$16	$14	$14	$14	$14	$80

NOTE 12 - SUMMARY OF QUARTERLY DATA (UNAUDITED)

2016 Quarter	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$2,495	$2,840	$2,833	$3,157
Gross profit	1,694	1,842	1,873	2,086
Earnings before income taxes	481	433	419	588
Net earnings	402	380	355	510
Net earnings per share of common stock:
Basic	$1.08	$1.02	$0.95	$1.36
Diluted	$1.07	$1.00	$0.94	$1.34
Market price of common stock:
High	$107.95	$119.83	$123.55	$121.84
Low	$86.68	$106.26	$109.75	$106.48
Dividends declared per share of common stock	$0.38	$0.38	$0.38	$0.425
2015 Quarter
Net sales	$2,379	$2,432	$2,420	$2,715
Gross profit	1,553	1,605	1,624	1,820
Earnings before income taxes	377	401	345	612
Net earnings	224	392	301	522
Net earnings per share of common stock:
Basic	$0.59	$1.04	$0.80	$1.39
Diluted	$0.58	$1.03	$0.79	$1.38
Market price of common stock:
High	$96.18	$97.94	$105.34	$100.51
Low	$89.81	$90.19	$91.73	$90.30
Dividends declared per share of common stock	$0.345	$0.345	$0.345	$0.380
Price quotations were supplied by the New York Stock Exchange.
NOTE 13 - SEGMENT AND GEOGRAPHIC DATA
We segregate our operations into three reportable business segments: Orthopaedics, MedSurg, and Neurotechnology and Spine. The Orthopaedics segment includes reconstructive (hip and knee) and trauma implant systems and other related products. The MedSurg segment includes surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment, intensive care disposable products and reprocessed and remanufactured medical devices and other related products. The Neurotechnology and Spine segment includes neurovascular products, spinal implant systems and other related products.
The Corporate and Other category shown in the table below includes corporate and administration, central initiatives and share-based compensation, which includes compensation related to both employee and director stock option, restricted stock unit and performance stock unit grants.

Dollar amounts in millions except per share amounts or as otherwise specified.	30

STRYKER CORPORATION 2016 Form 10-K

Segment Results
	2016	2015	2014
Orthopaedics	$4,422	$4,223	$4,153
MedSurg	4,894	3,895	3,781
Neurotechnology & Spine	2,009	1,828	1,741
Net sales	$11,325	$9,946	$9,675
Orthopaedics	$317	$290	$319
MedSurg	249	117	113
Neurotechnology & Spine	140	132	134
Segment depreciation and amortization	$706	$539	$566
Corporate and Other	46	51	20
Total depreciation and amortization	$752	$590	$586
Orthopaedics	$1,597	$1,487	$1,410
MedSurg	1,085	822	850
Neurotechnology & Spine	557	474	476
Segment operating income	$3,239	$2,783	$2,736
Items not allocated to segments:
Corporate and Other	$(352)	$(302)	$(322)
Acquisition & integration-related charges	(131)	(35)	(102)
Amortization of intangible assets	(319)	(210)	(188)
Restructuring related charges	(125)	(132)	(117)
Rejuvenate and related charges	(158)	(296)	(761)
Regulatory and legal matters	12	53	—
Consolidated operating income	$2,166	$1,861	$1,246

Segment Assets and Capital Spending
Assets:	2016	2015	2014
Orthopaedics	$7,048	$6,149	$8,357
MedSurg	8,553	5,341	5,557
Neurotechnology & Spine	4,129	3,904	3,684
Total segment assets	$19,730	$15,394	$17,598
Corporate and Other	705	829	(340)
Total assets	$20,435	$16,223	$17,258
Capital spending:
Orthopaedics	$153	$95	$80
MedSurg	129	89	77
Neurotechnology & Spine	25	28	20
Total segment capital spending	$307	$212	$177
Corporate and Other	183	58	56
Total capital spending	$490	$270	$233
Our reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to our Consolidated Financial Statements.
We measure the financial results of our reportable segments using an internal performance measure that excludes acquisition and integration-related charges, restructuring related charges, reserves for certain product recall matters, reserves for certain legal and regulatory matters and a donation to an educational institution. Identifiable assets are those assets used exclusively in the operations of each business segment or allocated when used jointly. Corporate assets are principally cash and cash equivalents, marketable securities and property, plant and equipment.
The countries in which we have local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico); Europe, Middle East, Africa; Asia Pacific; and other foreign countries, which include Canada and countries in the Latin American region. Net sales are attributable to a geographic area based upon the customer’s country of domicile.

Geographic Information
	Net Sales			Net Property, Plant and Equipment
	2016	2015	2014	2016	2015
United States	$8,247	$7,116	$6,558	$941	$626
Europe, Middle East, Africa	1,442	1,267	1,371	493	432
Asia Pacific	1,314	1,251	1,368	105	116
Other foreign countries	322	312	378	30	25
Total	$11,325	$9,946	$9,675	$1,569	$1,199

Dollar amounts in millions except per share amounts or as otherwise specified.	31

STRYKER CORPORATION 2016 Form 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures—An evaluation of the effectiveness of the Company’s disclosure controls and procedures on December 31, 2016 was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President, Chief Financial Officer (the Certifying Officers). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting—There was no change to our internal control over financial reporting in 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Stryker Corporation’s management assessed the effectiveness of our internal control over financial reporting on December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting is effective.
The internal controls over financial reporting of an acquired business are eligible for a one-year exclusion as permitted by Securities and Exchange Commission Staff interpretive guidance. Accordingly, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sage, Physio and other 2016 acquisitions, which are included in the December 31, 2016 consolidated financial statements of Stryker Corporation and subsidiaries. Assets and shareholders' equity excluded from management's assessment constitute 2.2% and 0.5% of total assets and shareholders' equity, respectively, on December 31, 2016 and 6.6% and (0.1%) of net sales and net earnings, respectively.
Stryker Corporation’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Stryker Corporation:
We have audited Stryker Corporation and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Stryker

Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sage, Physio and other 2016 acquisitions which are included in the December 31, 2016 consolidated financial statements of Stryker Corporation and subsidiaries and constituted 2.2% and 0.5% of total assets and shareholders' equity, respectively, as of December 31, 2016 and 6.6% and (0.1%) of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of Stryker Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Sage, Physio and other 2016 acquisitions.
In our opinion, Stryker Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stryker Corporation and subsidiaries on December 31, 2016 and 2015 and the related consolidated statements of earnings, comprehensive income,

Dollar amounts in millions except per share amounts or as otherwise specified.	32

STRYKER CORPORATION 2016 Form 10-K

shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016 of Stryker Corporation and subsidiaries, and our report dated February 9, 2017 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Grand Rapids, Michigan
February 9, 2017

ITEM 9B.	OTHER INFORMATION.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our executive officers appears under the caption "Executive Officers on January 31, 2017" in Part I, Item 1 of this report.
Information regarding our directors and certain corporate governance and other matters appearing under the captions "Information About the Board of Directors and Corporate Governance Matters," "Proposal 1—Election of Directors," and "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance" in the 2017 proxy statement is incorporated herein by reference.
The Corporate Governance Guidelines adopted by our Board of Directors, as well as the charters of each of the Audit Committee, the Governance and Nominating Committee and the Compensation Committee and the Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions are posted on the "Investors—Corporate Governance" section of our website at www.stryker.com. Print copies of such documents are available, free of charge, upon written request sent to the Corporate Secretary of Stryker Corporation at 2825 Airview Boulevard, Kalamazoo, Michigan 49002.

ITEM 11.	EXECUTIVE COMPENSATION.
Information regarding the compensation of our management appearing under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation of Directors" in the 2017 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the caption "Stock Ownership" in the 2017 proxy statement is incorporated herein by reference.
On December 31, 2016 we had an equity compensation plan under which options were granted at a price not less than fair market value at the date of grant and under which awards of restricted stock units (RSUs) and performance stock units were made. Options and RSUs were also awarded under a previous plan. These equity compensation plans were previously submitted to and approved by our shareholders. Additional information regarding our equity compensation plans appears in Note 1 and Note 8 to our

Consolidated Financial Statements. On December 31, 2016 we also had a stock performance incentive award program pursuant to which shares of our common stock were and may be issued to certain employees with respect to performance. The status of these plans on December 31, 2016 is as follows:

Plan Category	Equity Compensation Plans Approved by Shareholders
Number of shares of common stock to be issued upon exercise of outstanding options	16.3
Weighted-average exercise price of outstanding options	$67.12
Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first row)	14.4

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption "Information About the Board of Directors and Corporate Governance Matters—Independent Directors" and "Information About the Board of Directors and Corporate Governance Matters—Certain Relationships and Related Party Transactions" in the 2017 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information under the caption "Proposal 2—Ratification of Appointment of Our Independent Registered Public Accounting Firm" in the 2017 proxy statement is incorporated herein by reference.

Dollar amounts in millions except per share amounts or as otherwise specified.	33

STRYKER CORPORATION 2016 Form 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements
	The following Consolidated Financial Statements are set forth in Part II, Item 8 of this report.
	Report of Independent Registered Public Accounting Firm on Financial Statements					16
	Consolidated Statements of Earnings for 2016, 2015 and 2014					17
	Consolidated Statements of Comprehensive Income for 2016, 2015 and 2014					17
	Consolidated Balance Sheets on 2016 and 2015					18
	Consolidated Statements of Shareholders’ Equity for 2016, 2015 and 2014					19
	Consolidated Statements of Cash Flows for 2016, 2015 and 2014					20
	Notes to Consolidated Financial Statements					21

(a) 2.	Financial Statement Schedules
	The Consolidated Financial Statement schedule of Stryker Corporation and its subsidiaries is:
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
			Additions	Deductions
	Description	Balance at Beginning of Period	Charged to Costs & Expenses	Uncollectible Amounts Written Off, Net of Recoveries	Effect of Changes in Foreign Currency Exchange Rates	Balance at End of Period
	DEDUCTED FROM ASSET ACCOUNTS
	Allowance for Doubtful Accounts:
	Year ended December 31, 2016	$61	$9	$14	$1	$55
	Year ended December 31, 2015	$59	$21	$15	$4	$61
	Year ended December 31, 2014	$72	$(4)	$8	$1	$59

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

(c)	Financial Statement Schedules
	The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

ITEM 16.	FORM 10-K SUMMARY.
Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

Dollar amounts in millions except per share amounts or as otherwise specified.	34

STRYKER CORPORATION 2016 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 9, 2017

STRYKER CORPORATION

/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein, Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the date indicated above on behalf of the registrant and in the capacities indicated.

/s/ KEVIN A. LOBO	/s/ GLENN S. BOEHNLEIN
Kevin A. Lobo, Chairman and Chief Executive Officer	Glenn S. Boehnlein, Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ WILLIAM E. BERRY JR.
William E. Berry, Jr., Vice President, Corporate Controller
(Principal Accounting Officer)

/s/ HOWARD E. COX, JR.	/s/ ALLAN C. GOLSTON
Howard E. Cox, Jr.—Director	Allan C. Golston—Director

/s/ SRIKANT M. DATAR	/s/ ANDREW K. SILVERNAIL
Srikant M. Datar, Ph.D.—Director	Andrew K. Silvernail —Director

/s/ ROCH DOLIVEUX	/s/ RONDA E. STRYKER
Roch Doliveux—Director	Ronda E. Stryker—Director

/s/ LOUISE L. FRANCESCONI
Louise L. Francesconi—Director

35

STRYKER CORPORATION 2016 Form 10-K

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

(ii)
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

(x)
Ninth Supplemental Indenture (including the form of the note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association. — Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

(xi)
Tenth Supplemental Indenture (including the form of the note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association. — Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

(xii)
Eleventh Supplemental Indenture (including the form of the note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association.— Incorporated by reference to Exhibit 4.4 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

(xiii)
Twelfth Supplemental Indenture (including the form of the note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association. — Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

(xiv)
Thirteenth Supplemental Indenture (including the form of the note), dated January 18, 2017, between Stryker Corporation and U.S. Bank National Association. — Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated January 12, 2017 (Commission File No. 000-09615).

Exhibit 10—		Material contracts
(i)*	†	2011 Long-Term Incentive Plan (as amended effective February 7, 2017).
(ii)*	†	2006 Long-Term Incentive Plan (as amended effective February 7, 2017).
(iii)*	†	1998 Stock Option Plan (as amended February 7, 2017).
(iv)*	†	Form of grant notice and terms and conditions for stock options granted in 2017 under the 2011 Long-Term Incentive Plan.
(v)*	†	Form of grant notice and terms and conditions for restricted stock units granted in 2017 under the 2011 Long-Term Incentive Plan.
(vi)*	†	Form of grant notice and terms and conditions for performance stock units granted in 2017 under the 2011 Long- Term Incentive Plan.
(vii)*	†	Form of grant notice and terms and conditions for stock options and restricted stock units granted in 2017 under the 2011 Long-Term Incentive Plan to non-employee directors.
(viii)*
Form of grant notice and terms and conditions for stock options granted in 2016 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 2015 (Commission File No. 000-09165).

36

STRYKER CORPORATION 2016 Form 10-K

(ix)*
Form of grant notice and terms and conditions for restricted stock units granted in 2016 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iv) to our Form 10-K for the year ended December 31, 2015 (Commission File No. 000-09165).

(x)*
Form of grant notice and terms and conditions for performance stock units granted in 2016 under the 2011 Long-
Term Incentive Plan—Incorporated by reference to Exhibit 10(v) to our Form 10-K for the year ended December 31, 2015 (Commission File No. 000-09165).

(xi)*
Form of grant notice and terms and conditions for stock options and restricted stock units granted in 2016 under the 2011 Long-Term Incentive Plan to non-employee directors—Incorporated by reference to Exhibit 10(vi) to our Form 10-K for the year ended December 31, 2015 (Commission File No. 000-09165).

(xii)*
Form of grant notice and terms and conditions for stock options granted in 2015 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(xiii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2015 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iv) to our Form 10-K for the year ended December 31, 2014. (Commission File No. 000-09165).

(xiv)*
Form of grant notice and terms and conditions for performance stock units granted in 2015 under the 2011 Long-
Term Incentive Plan—Incorporated by reference to Exhibit 10(v) to our Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(xv)*
Form of grant notice and terms and conditions for stock options and restricted stock units granted in 2015 under the 2011 Long-Term Incentive Plan to non-employee directors.—Incorporated by reference to Exhibit 10.vi to our Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(xvi)*
Form of grant notice and terms and conditions for stock options granted in 2014 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 2013 (Commission File No. 000-09165).

(xvii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2014 under the 2006 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iv) to our Form 10-K for the year ended December 31, 2013 (Commission File No. 000-09165).

(xviii)*
Form of grant notice and terms and conditions for performance stock units granted in 2014 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(v) to our Form 10-K for the year ended December 31, 2013 (Commission File No. 000-09165).

(xix)*
Supplemental Savings and Retirement Plan (as amended effective January 1, 1995)—Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 1994 (Commission File No.000-09165).

(xx)*		Stryker Corporation Executive Bonus Plan—Incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(xxi)		Form of Indemnification Agreement for Directors—Incorporated by reference to Exhibit 10 (xiv) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxii)		Form of Indemnification Agreement for Certain Officers—Incorporated by reference to Exhibit 10 (xv) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxiii)
Settlement Agreement between Howmedica Osteonics Corp. and the counsel listed on the signature pages thereto, dated as of November 3, 2014 (Rejuvenate and ABF II Hip Implant Products Liability Litigation)— Incorporated by reference to Exhibit 10xxiii to our Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(xxiv)*
Letter Agreement between Stryker Corporation and William Jellison — Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 11, 2013 (Commission File No. 000-09165).

(xxv)*
Separation Agreement and Release between Ramesh Subrahmanian and Stryker Corporation, dated as of September 16, 2015—Incorporated by reference to Exhibit 10.1 to our Form 8-K dated September 16, 2015 (Commission File No. 000-09165).

(xxvi)*		Transition Agreement between Stryker Corporation and William R. Jellison - Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated January 22, 2016 (Commission File No. 000-09165).
(xxvii)*		Letter Agreement between Stryker Corporation and Glenn Boehnlein - Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated January 22, 2016 (Commission File No. 000-09165).

Exhibit 11—		Statement re: computation of per share earnings
(i)		Consolidated Statement of Earnings in Item 8 of this report.

Exhibit 21—		Subsidiaries of the registrant
(i)	†	List of Subsidiaries.

Exhibit 23—		Consent of experts and counsel
(i)	†	Consent of Independent Registered Public Accounting Firm.

37

STRYKER CORPORATION 2016 Form 10-K

Exhibit 31—		Rule 13a-14(a) Certifications
(i)	†	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	†	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 32—		18 U.S.C. Section 1350 Certifications
(i)	†	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	†	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 99—		Additional exhibits
(i)*		2008 Employee Stock Purchase Plan as amended on February 10, 2009—Incorporated by reference to Exhibit 99 (i) to our Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).

Exhibit 101—		XBRL (Extensible Business Reporting Language) Documents
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.DEF		XBRL Definition Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document

*	Compensation arrangement

†	Furnished with this Form 10-K

©
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Stryker hereby agrees to furnish supplementally a copy of any omitted schedule upon request by the U.S. Securities and Exchange Commission.

38