Form 10-Q
period 2017-03-31
STRYKER CORP
filed 2017-04-27
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         YES [X]          NO [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         YES [X]         NO [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company, "and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)

		Small reporting company	[ ]

		Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]        NO [X]
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 373,765,028 shares of Common Stock, $0.10 par value, on March 31, 2017.

STRYKER CORPORATION	2017 First Quarter Form 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months
	2017	2016
Net sales	$2,955	$2,495
Cost of sales	993	801
Gross profit	$1,962	$1,694
Research, development and engineering expenses	192	159
Selling, general and administrative expenses	1,102	944
Recall charges	26	19
Amortization of intangible assets	88	53
Total operating expenses	$1,408	$1,175
Operating income	$554	$519
Other income (expense), net	(55)	(38)
Earnings before income taxes	$499	$481
Income taxes	55	79
Net earnings	$444	$402

Net earnings per share of common stock:
Basic net earnings per share of common stock	$1.19	$1.08
Diluted net earnings per share of common stock	$1.17	$1.07

Weighted-average shares outstanding:
Basic	373.4	373.2
Effect of dilutive employee stock options	5.9	4.2
Diluted	379.3	377.4
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months
	2017	2016
Net earnings	$444	$402
Other comprehensive income, net of tax:
Marketable securities	—	—
Pension plans	(4)	(1)
Unrealized losses on designated hedges	(6)	(20)
Financial statement translation	96	38
Total other comprehensive income, net of tax	$86	$17
Comprehensive income	$530	$419

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2017 First Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,213	$3,316
Marketable securities	66	68
Accounts receivable, less allowance of $57 ($56 in 2016)	1,875	1,967
Inventories:
Materials and supplies	476	425
Work in process	137	130
Finished goods	1,559	1,475
Total inventories	$2,172	$2,030
Prepaid expenses and other current assets	563	480
Total current assets	$7,889	$7,861
Property, plant and equipment:
Land, buildings and improvements	857	820
Machinery and equipment	2,476	2,341
Total property, plant and equipment	$3,333	$3,161
Less allowance for depreciation	1,678	1,592
Net property, plant and equipment	$1,655	$1,569
Goodwill	6,393	6,356
Other intangibles, net	3,446	3,508
Other noncurrent assets	1,134	1,141
Total assets	$20,517	$20,435

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$456	$437
Accrued compensation	457	767
Income taxes	43	40
Dividend payable	159	159
Accrued recall expenses	521	594
Accrued expenses and other liabilities	883	923
Current maturities of debt	35	228
Total current liabilities	$2,554	$3,148
Long-term debt, excluding current maturities	7,184	6,686
Other noncurrent liabilities	1,075	1,051
Total liabilities	$10,813	$10,885
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 374 million shares (375 million shares in 2016)	37	37
Additional paid-in capital	1,439	1,432
Retained earnings	8,903	8,842
Accumulated other comprehensive loss	(675)	(761)
Total shareholders' equity	$9,704	$9,550
Total liabilities & shareholders' equity	$20,517	$20,435

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2017 First Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
December 31, 2016	$37	$1,432	$8,842	$(761)	$9,550
Net earnings			444		444
Other comprehensive income				86	86
Issuance of 1.1 million shares of common stock under stock option and benefit plans		(18)			(18)
Repurchases of 1.9 million shares of common stock		(7)	(223)		(230)
Share-based compensation		32			32
Cash dividends declared of $0.425 per share of common stock			(160)		(160)
March 31, 2017	$37	$1,439	$8,903	$(675)	$9,704
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	2017	2016
Operating activities
Net earnings	$444	$402
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	62	49
Amortization of intangible assets	88	53
Share-based compensation	32	28
Recall charges	26	19
Changes in operating assets and liabilities:
Accounts receivable	112	86
Inventories	(114)	(109)
Accounts payable	23	17
Accrued expenses and other liabilities	(323)	(213)
Recall-related payments, net of insurance recovery	(94)	(55)
Income taxes	(3)	22
Other	(102)	(37)
Net cash provided by operating activities	$151	$262
Investing activities
Acquisitions, net of cash acquired	(9)	(23)
Purchases of marketable securities	(12)	(94)
Proceeds from sales of marketable securities	14	289
Purchases of property, plant and equipment	(139)	(115)
Net cash (used in) provided by investing activities	$(146)	$57
Financing activities
Proceeds from borrowings	658	3,508
Payments on borrowings	(354)	(53)
Dividends paid	(159)	(142)
Repurchases of common stock	(230)	(13)
Cash paid for taxes from withheld shares	(52)	(41)
Net cash (used in) provided by financing activities	$(137)	$3,259
Effect of exchange rate changes on cash and cash equivalents	29	19
Change in cash and cash equivalents	$(103)	$3,597
Cash and cash equivalents at beginning of period	3,316	3,379
Cash and cash equivalents at end of period	$3,213	$6,976

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2017 First Quarter Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
General Information
These statements should be read in conjunction with our Annual Report on Form 10-K for 2016. Management believes that the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. However, the results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. Certain prior year amounts have been reclassified to conform to current year presentation in our Consolidated Statement of Cash Flows and our segment information in Note 10.
New Accounting Pronouncements Not Yet Adopted
In March 2017 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits, which revises the presentation of net periodic pension cost and net periodic post-retirement benefit cost. We plan to adopt this update on January 1, 2018 and do not expect the adoption to have a material impact on our Consolidated Financial Statements.
In January 2017 the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of acquired assets and activities constitutes a business.
In February 2016 the FASB issued ASU 2016-02, Leases. This update requires an entity to recognize assets and liabilities on the balance sheet for leases with terms greater than 12 months. We plan to adopt this update on January 1, 2019, and we are still evaluating the impact on our Consolidated Financial Statements.
In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update outlines a single, comprehensive model for accounting for revenue from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We plan to adopt this update on January 1, 2018 using the modified retrospective method. There may be differences in timing of revenue recognition under the revised standard compared to recognition under ASC 605 - Revenue Recognition.
Accounting Pronouncements Recently Adopted
On January 1, 2017 we adopted ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The impact on our Consolidated Statements of Earnings in 2017 was a tax benefit of $26. In our prior year Consolidated Statements of Cash Flow we reclassified $18 from other financing to income taxes within operating activities to conform to current year presentation.
On January 1, 2017 we adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The adoption of this update did not have a material impact on our Consolidated Financial Statements.
No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our Consolidated Financial Statements.

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2017	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(132)	$24	$(653)	$(761)
OCI	—	(6)	(14)	85	65
Income taxes	—	1	4	11	16
Reclassifications to:
Cost of sales	—	2	5	—	7
Other income	—	—	—	—	—
Income taxes	—	(1)	(1)	—	(2)
Net OCI	$—	$(4)	$(6)	$96	$86
Ending	$—	$(136)	$18	$(557)	$(675)

Three Months 2016	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(119)	$4	$(524)	$(639)
OCI	2	(3)	(22)	28	5
Income taxes	(1)	—	6	10	15
Reclassifications to:
Cost of sales	—	2	(6)	—	(4)
Other expense	(1)	—	—	—	(1)
Income taxes	—	—	2	—	2
Net OCI	$—	$(1)	$(20)	$38	$17
Ending	$—	$(120)	$(16)	$(486)	$(622)
NOTE 3 - FAIR VALUE MEASUREMENTS
Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3	Unobservable inputs reflecting our assumptions or external inputs from active markets
When applying the fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of identical or similar instruments, where available, or based on other observable inputs taking into account our credit risk and that of our counterparties. Foreign currency exchange contracts and interest rate hedges are included in Level 2 as we use inputs other than quoted prices that are observable for the asset or liability. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis. Our Level 3 liabilities represent milestone payments for acquisitions recorded at fair value calculated using either the Black-Scholes option pricing model or a discounted cash flow technique. Significant unobservable inputs to this technique included our probability assessments related to the occurrence of certain triggering events, appropriately discounted considering the uncertainties associated with the obligation, which we estimate to be near 100%. We remeasure the fair value of our assets and liabilities each reporting period. We record the changes in fair value within selling, general and administrative expense and the changes in the time value of money within other income (expense), net.
There were no significant transfers into or out of any level in the three months 2017.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2017 First Quarter Form 10-Q

Assets and Liabilities Measured at Fair Value
	March	December
	2017	2016
Cash and cash equivalents	$3,213	$3,316
Trading marketable securities	103	94
Level 1 - Assets	$3,316	$3,410
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$23	$25
United States agency debt securities	10	9
United States treasury debt securities	16	16
Certificates of deposit	17	18
Total available-for-sale marketable securities	$66	$68
Foreign currency exchange forward contracts	20	45
Interest rate swap asset	55	57
Level 2 - Assets	$141	$170
Total assets measured at fair value	$3,457	$3,580

Deferred compensation arrangements	$103	$94
Level 1 - Liabilities	$103	$94
Foreign currency exchange forward contracts	$22	$18
Level 2 - Liabilities	$22	$18
Contingent consideration:
Beginning balance	$86	$56
Additions	3	49
Change in estimate	—	(7)
Settlements	(23)	(12)
Balance at the end of the period	$66	$86
Level 3 - Liabilities	$66	$86
Total liabilities measured at fair value	$191	$198

Fair Value of Available for Sale Securities by Maturity
	March	December
	2017	2016
Due in one year or less	$35	$36
Due after one year through three years	$31	$32
On March 31, 2017 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income was $11 and $5 in the three months 2017 and 2016, which was recorded in other income (expense), net.
Less than 1% of our investments in available-for-sale marketable securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired on March 31, 2017. Substantially all our investments with unrealized losses that were not deemed to be other-than-temporarily impaired were in a continuous unrealized loss position for less than twelve months, and the losses were nominal.

Securities in a Continuous Unrealized Loss Position
	Number of Investments	Fair Value
Corporate and asset-backed	2	$1
United States agency	10	8
United States treasury	20	16
Certificates of deposit	28	9
Total	60	$34
NOTE 4 - DERIVATIVE INSTRUMENTS
Foreign Currency Hedges
We use operational and economic hedges, foreign currency exchange forward contracts, net investment hedges (both long-term intercompany loans payable and forward exchange contracts) and interest rate derivative instruments to manage the impact of currency exchange and interest rate fluctuations on earnings and cash flow. We do not enter into derivative instruments for speculative purposes. We did not change our hedging strategies, accounting practices, or objectives from those disclosed in our Annual Report on Form 10-K for 2016.

March 2017	Designated	Non-Designated	Total
Gross notional amount	$1,131	$2,905	$4,036
Maximum term in days			548
Fair value:
Other current assets	$11	$8	$19
Other noncurrent assets	1	—	1
Other current liabilities	(15)	(6)	(21)
Other noncurrent liabilities	(1)	—	(1)
Total	$(4)	$2	$(2)

December 2016	Designated	Non-Designated	Total
Gross notional amount	$1,058	$2,841	$3,899
Maximum term in days			548
Fair value:
Other current assets	$24	$17	$41
Other noncurrent assets	4	—	4
Other current liabilities	(9)	(7)	(16)
Other noncurrent liabilities	(2)	—	(2)
Total	$17	$10	$27
On March 31, 2017 the total after-tax amount in AOCI related to our designated net investment hedges was $30. We evaluate the effectiveness of our net investment hedges quarterly. We did not recognize any ineffectiveness in the three months 2017.
We are exposed to credit loss in the event of nonperformance by our counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.

Net Currency Exchange Rate (Losses) Gains
	Three Months
Recorded in:	2017	2016
Cost of sales	$(5)	$6
Other income (expense), net	—	(4)
Total	$(5)	$2
On March 31, 2017 and December 31, 2016 pretax losses on derivatives designated as hedges recorded in AOCI that are expected to be reclassified to earnings during the next 12 months were $4 and less than $1. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There were no ineffective portions of derivatives that resulted in gains or losses in any of the periods presented.
Interest Rate Risk on Future Debt Issuance
On March 31, 2017 we had interest rate swaps with notional amounts of $600 designated as forward starting interest rate swaps in anticipation of future debt issuances. The market value of outstanding interest rate swap agreements on March 31, 2017 was $47, which was recorded in other current assets with an offsetting amount recorded in AOCI. Upon the probable issuance of the debt, these amounts will be released to interest expense over the term of the debt. The cash flow effect of this hedge is recorded in cash flow from operations.
On March 31, 2017 we had interest rate swaps with gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 senior unsecured notes due in 2024. In the three months 2017 there was no hedge ineffectiveness recorded as a result of these fair value hedges.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2017 First Quarter Form 10-Q

Fair Value Interest Rate Hedge Instruments
	March 2017	December 2016
Gross notional amount	$500	$500
Fair value:
Other noncurrent assets	$7	$9
Long-term debt	(7)	(9)
Total	$—	$—
NOTE 5 - ACQUISITIONS
In April 2016 we completed the acquisition of Sage Products, LLC (Sage) for total consideration of approximately $2,875. Sage develops, manufactures and distributes intensive care disposable products. This acquisition enhanced our product offerings within our MedSurg segment. The finalization of our purchase price allocation resulted in a $30 increase in goodwill from our preliminary allocation in 2016.
In April 2016 we completed the acquisition of Physio-Control International, Inc. (Physio) for total net consideration of approximately $1,299. Physio develops, manufactures and markets monitors/defibrillators, AEDs and CPR-assist devices along with data management and support services. This acquisition enhanced our product offerings within our MedSurg segment. The finalization of our purchase price allocation resulted in a $19 decrease in goodwill from our preliminary allocation in 2016.
The Other acquisitions in 2016 include the acquisition of Synergetics' neuro portfolio (Synergetics). The Synergetics acquisition enhanced our product offerings within our MedSurg segment. The finalization of our purchase price allocation resulted in an $11 increase in goodwill from our preliminary allocation in 2016.
Purchase price allocations for additional Other acquisitions in 2017 and 2016 were based on preliminary valuations. Our estimates and assumptions are subject to change within the measurement period.
Goodwill acquired with the Sage and Synergetics acquisitions is deductible for tax purposes.

Purchase Price Allocation of Acquired Net Assets
	2017	2016
	Other	Sage	Physio	Other
Purchase price paid	$9	$2,870	$1,299	$348
Contingent consideration	3	5	—	27
Loss on settlement of pre-existing contract	—	—	—	(19)
Total consideration	$12	$2,875	$1,299	$356
Tangible assets:
Cash	$—	$91	$32	$1
Accounts receivable	—	29	107	17
Inventory	—	63	61	5
Other assets	—	80	103	21
Liabilities	—	(83)	(364)	(29)
Intangible assets:
Customer relationship	—	930	344	12
Trade name	—	70	160	10
Developed technology and patents	12	173	226	119
Non-compete	—	—	—	2
IPR&D	—	—	7	7
Goodwill	—	1,522	623	191
	$12	$2,875	$1,299	$356
Weighted-average life of intangible assets	15	15	14	12

Estimated Amortization Expense
Remainder of 2017	2018	2019	2020	2021
$258	$340	$330	$312	$299

NOTE 6 - DEBT AND CREDIT FACILITIES
In January 2017 we sold $500 of senior unsecured notes with an interest rate of 1.800% due on January 15, 2019. Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On March 31, 2017 there were no amounts outstanding under our commercial paper program.
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on March 31, 2017.

Summary of Total Debt
		March	December
Senior unsecured notes:		2017	2016
Rate	Due
1.300%	04/01/2018	$599	$598
1.800%	01/15/2019	498	—
2.000%	03/08/2019	747	746
4.375%	01/15/2020	497	497
2.625%	03/15/2021	745	745
3.375%	05/15/2024	600	602
3.375%	11/01/2025	745	744
3.500%	03/15/2026	987	987
4.100%	04/01/2043	391	391
4.375%	05/15/2044	394	395
4.625%	03/15/2046	980	979
Commercial paper		—	200
Other		36	30
Total debt		$7,219	$6,914
Less current maturities		35	228
Total long-term debt		$7,184	$6,686

Unamortized debt issuance costs		$45	$45
Available borrowing capacity		$1,532	$1,551
Fair value of debt		$7,304	$6,762
The fair value of debt (excluding the interest rate hedge) was based on the quoted interest rates for similar types and amounts of borrowings. Substantially all of our debt was classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated using rates with identical terms and maturities based on quoted active market prices and yields that took into account the underlying terms of the debt instruments.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2017 First Quarter Form 10-Q

materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. On November 3, 2014 we announced that we had entered into a settlement agreement to compensate eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem prior to that date and in December 2016 the settlement program was extended to patients who had revision surgery prior to December 19, 2016. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, some lawsuits remain and we will continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter globally is currently estimated to be approximately $1,989 to $ 2,244 ($2,221 to $2,476 before $232 of third-party insurance recoveries.) In the three months 2017 we recognized additional charges to earnings of $21, representing the excess of the minimum of the range over the previously recorded reserves. The final outcome of this matter is dependent on many factors that are difficult to predict including the number of enrollees in the settlement program and the total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
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
In April 2011 Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) brought a lawsuit against us alleging infringement under United States patent laws with respect to nine patents related to electrical network communications for hospital beds. On March 31, 2015 the court granted the parties’ joint motion to dismiss with prejudice the claims and counterclaims associated with three of these patents.  The case has been stayed with respect to the remaining six patents, which currently are under reexamination by the United States Patent Office.  The ultimate resolution of this matter cannot be predicted, and it is not possible at this time for us to estimate any probable loss or range of probable losses. The ultimate result could have a material adverse effect on our financial position, results of operations and cash flows.
NOTE 8 - CAPITAL STOCK
In February 2017 we declared a quarterly dividend of $0.425 per share payable on April 28, 2017 to shareholders of record at the close of business on March 31, 2017.
In March 2015 we announced that our Board of Directors had authorized us to purchase up to $2,000 of our common stock. In 2017 we repurchased 1.9 million shares at a cost of $230 under our authorized repurchase program. The manner, timing and amount of repurchases are determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On March 31, 2017 the total dollar value of shares that could be acquired under our authorized repurchase programs was $1,640.
NOTE 9 - INCOME TAXES
Our effective tax rates were 11.1% and 16.4% in the three months 2017 and 2016. The decrease in the effective income tax rate in the three months 2017 was primarily due to the income tax effect of the adoption of ASU 2016-09. Refer to Note 1 for further information.
NOTE 10 - SEGMENT INFORMATION

	Three Months
	2017	2016
Orthopaedics	$1,135	$1,057
MedSurg	1,305	958
Neurotechnology and Spine	515	480
Net sales	$2,955	$2,495
Orthopaedics	$392	$378
MedSurg	284	190
Neurotechnology and Spine	138	129
Segment operating income	$814	$697
Items not allocated to segments:
Corporate and other	(99)	(93)
Acquisition and integration-related charges	(9)	(5)
Amortization of intangible assets	(88)	(53)
Restructuring-related charges	(38)	(20)
Rejuvenate and ABG II and other recalls	(26)	(19)
Legal matters	—	12
Consolidated operating income	$554	$519
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2016.

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2017 First Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT STRYKER
Stryker Corporation is a global leader in medical technology with net sales of $11,325 and net earnings of $1,647 in 2016. We offer a diverse array of innovative medical technologies including orthopaedic, medical and surgical, and neurotechnology and spine products to help people lead more active and satisfying lives.
We segregate our operations into three reportable business segments: Orthopaedics, MedSurg, and Neurotechnology and Spine. Orthopaedics products consist primarily of implants used in hip and knee joint replacements and trauma and extremities surgeries. MedSurg products include surgical equipment and surgical navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling and emergency medical equipment, and intensive care disposable products (Medical), and reprocessed and remanufactured medical devices (Sustainability) and other medical device products used in a variety of medical specialties. Neurotechnology and Spine products include both neurosurgical and neurovascular devices.
Overview of the Three Months
In the three months 2017 we achieved sales growth of 18.4%. Excluding the impact of acquisitions, sales grew 8.2% in constant currency, in line with our ongoing goal to grow organic sales at the high-end of the medical technology industry. We reported net earnings of $444 in the three months and achieved 9.3% growth in net earnings per diluted share. Excluding the impact of certain items, we achieved adjusted net earnings of $560 and growth of 19.4% in adjusted net earnings per diluted share(1).
Recent Developments
In January 2017 we sold $500 of senior unsecured notes. Refer to Note 6 in the notes to our Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

	Three Months
			Percent Net Sales		Percentage
	2017	2016	2017	2016	Change
Net sales	$2,955	$2,495	100.0%	100.0%	18.4%
Gross profit	1,962	1,694	66.4	67.9	15.8
Research, development and engineering expenses	192	159	6.5	6.4	20.8
Selling, general and administrative expenses	1,102	944	37.3	37.8	16.7
Recall charges	26	19	0.9	0.8	36.8
Amortization of intangible assets	88	53	3.0	2.1	66.0
Other income (expense), net	(55)	(38)	(1.9)	(1.5)	44.7
Income taxes	55	79			(30.4)
Net earnings	$444	$402	15.0%	16.1%	10.4%

Net earnings per diluted share	$1.17	$1.07			9.3%
Adjusted net earnings per diluted share(1)	$1.48	$1.24			19.4%
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Geographic and Segment Net Sales	Three Months
			Percentage Change
	2017	2016	As Reported	Constant Currency
Geographic:
United States	$2,166	$1,822	18.9%	18.9%
International	789	673	17.2	18.5
Total	$2,955	$2,495	18.4%	18.8%
Segment:
Orthopaedics	$1,135	$1,057	7.4%	7.8%
MedSurg	1,305	958	36.2	36.6
Neurotechnology and Spine	515	480	7.3	7.7
Total	$2,955	$2,495	18.4%	18.8%

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2017 First Quarter Form 10-Q

Supplemental Net Sales Growth Information	Three Months
			Percentage Change
					United States	International
	2017	2016	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$391	$361	8.5%	8.7%	7.4%	11.6%	12.3%
Hips	320	316	1.2	2.0	2.0	(0.1)	2.0
Trauma and Extremities	352	327	7.6	8.3	10.0	3.6	5.5
Other	72	53	34.2	34.0	25.7	79.3	76.0
Total Orthopaedics	$1,135	$1,057	7.4%	7.8%	7.8%	6.4%	7.9%
MedSurg:
Instruments	$394	$365	7.8%	8.2%	7.8%	8.1%	9.8%
Endoscopy	373	328	13.6	13.8	14.6	10.5	11.1
Medical	475	207	130.4	131.7	118.6	186.4	193.5
Sustainability	63	58	7.5	7.5	7.4	52.6	47.8
Total MedSurg	$1,305	$958	36.2%	36.6%	34.6%	42.9%	44.7%
Neurotechnology and Spine:
Neurotechnology	$331	$301	9.8%	10.1%	9.7%	9.8%	10.7%
Spine	184	179	3.2	3.5	2.3	5.9	7.5
Total Neurotechnology and Spine	$515	$480	7.3%	7.7%	6.7%	8.8%	9.8%
Total	$2,955	$2,495	18.4%	18.8%	18.9%	17.2%	18.5%

Consolidated Net Sales
Consolidated net sales increased 18.4% in the three months 2017 as reported and 18.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.4%. Excluding the 10.6% impact of acquisitions, net sales in constant currency increased by 9.2% from increased unit volume partially offset by 1.0% due to lower prices. The unit volume increase was primarily due to higher shipments of endoscopy, knee, instrument, medical and trauma and extremities products.
Orthopaedics Net Sales
Orthopaedics net sales increased 7.4% in the three months 2017 as reported and 7.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.4%. Excluding the 0.6% impact of acquisitions, net sales in constant currency increased by 9.9% from increased unit volume partially offset by 2.7% due to lower prices. The unit volume increase was primarily due to higher shipments of knee and trauma and extremities products.
MedSurg Net Sales
MedSurg net sales increased 36.2% in the three months 2017 as reported and 36.6% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.4%. Excluding the 25.8% impact of acquisitions, net sales in constant currency increased by 9.8% from increased unit volume and 1.0% due to higher prices. The unit volume increase was primarily due to higher shipments of endoscopy, instrument and medical products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales increased 7.3% in the three months 2017 as reported and 7.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.4%. Excluding the 2.4% impact of acquisitions, net sales in constant currency increased by 6.3% from increased unit volume partially offset by 1.0% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.

Gross Profit
Gross profit as a percentage of sales in the three months 2017 decreased to 66.4% from 67.9% in 2016. Excluding the impact of the charges noted below, gross profit decreased to 66.5% of sales in the three months 2017 from 68.0% in 2016 primarily due to recent acquisitions and product mix.

	Three Months
	$		Percent Net Sales
	2017	2016	2017	2016
Reported	$1,962	$1,694	66.4%	67.9%
Inventory stepped up to fair value	(1)	—	—	—
Restructuring-related charges	5	3	0.1	0.1
Adjusted	$1,966	$1,697	66.5%	68.0%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $33 or 20.8% in the three months 2017 to 6.5% of sales from 6.4% in 2016. Recent acquisitions and the timing of spending on projects and investments in new technologies contributed to the increased spending levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $158 or 16.7% in the three months 2017 and decreased as a percentage of sales to 37.3% from 37.8% in 2016. Excluding the impact of the charges noted below, expenses decreased to 35.8% of sales in the three months 2017 from 37.4% in 2016, primarily due to disciplined expense management and the impact of our recent acquisitions.

	Three Months
	$		Percent Net Sales
	2017	2016	2017	2016
Reported	$1,102	$944	37.3%	37.8%
Other acquisition and integration-related	(10)	(5)	(0.3)	(0.2)
Restructuring-related charges	(33)	(17)	(1.2)	(0.7)
Legal matters	—	12	—	0.5
Adjusted	$1,059	$934	35.8%	37.4%

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2017 First Quarter Form 10-Q

Recall Charges
Recall charges were $26 and $19 in the three months 2017 and 2016. The charges were primarily due to the previously disclosed Rejuvenate and ABG II Modular-Neck hip stems voluntary recalls. Refer to Note 7 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $88 and $53 in the three months 2017 and 2016. The increase in 2017 was primarily due to our recent acquisitions. Refer to Note 5 to our Consolidated Financial Statements for further information.
Other Income (Expense), Net
Other income (expense), net was ($55) and ($38) in the three months 2017 and 2016. The increase in 2017 was primarily due to higher interest expense from higher debt levels as a result of our March 2016 and January 2017 debt offerings.
Income Taxes
The effective income tax rate on earnings was 11.1% and 16.4% in the three months 2017 and 2016. The decrease in the effective income tax rate in the three months 2017 was primarily due to the income tax effect of the adoption of ASU 2016-09. Refer to Note 1 to our Consolidated Financial Statements for further information.
Net Earnings
Net earnings increased to $444 or $1.17 per diluted share in the three months 2017 from $402 or $1.07 per diluted share in 2016. Adjusted net earnings per diluted share increased 19.4% to $1.48 in the three months 2017 from $1.24 in 2016. The impact of foreign currency exchange rates on net earnings reduced net earnings per diluted share by approximately $0.04 and $0.02 in the three months 2017 and 2016.

	Three Months
	$		Percent Net Sales
	2017	2016	2017	2016
Reported	$444	$402	15.0%	16.1%
Other acquisition and integration-related	7	3	0.2	0.1
Amortization of intangible assets	61	39	2.1	1.6
Restructuring-related charges	27	15	0.9	0.6
Rejuvenate and other recall matters	21	17	0.8	0.7
Legal matters	—	(8)	—	(0.3)
Adjusted	$560	$468	19.0%	18.8%
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
To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current and prior year results at the same foreign currency exchange rate. To measure percentage organic sales growth, we remove the impact of changes in foreign currency exchange rates and acquisitions that affect the comparability and trend of sales. Percentage organic sales growth is calculated by translating current and prior year results at the same foreign currency exchange rate excluding the impact of acquisitions.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2017 First Quarter Form 10-Q

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2017	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$1,962	$1,102	$88	$554	$444	11.1%	$1.17
Acquisition and integration related charges:
Inventory stepped up to fair value	(1)	—	—	(1)	—	(0.2)	—
Other acquisition and integration related	—	(10)	—	10	7	0.3	0.02
Amortization of purchased intangible assets	—	—	(88)	88	61	2.9	0.16
Restructuring-related charges	5	(33)	—	38	27	1.0	0.07
Rejuvenate and other recall matters	—	—	—	26	21	0.2	0.06
Adjusted	$1,966	$1,059	$—	$715	$560	15.3%	$1.48

Three Months 2016	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$1,694	$944	$53	$519	$402	16.4%	$1.07
Acquisition and integration related charges:
Other acquisition and integration related	—	(5)	—	5	3	0.1	0.01
Amortization of purchased intangible assets	—	—	(53)	53	39	1.1	0.10
Restructuring-related charges	3	(17)	—	20	15	0.4	0.04
Rejuvenate and other recall matters	—	—	—	19	17	—	0.04
Legal matters	—	12	—	(12)	(8)	(0.6)	(0.02)
Adjusted	$1,697	$934	$—	$604	$468	17.4%	$1.24

FINANCIAL CONDITION AND LIQUIDITY

	Three Months
	2017	2016
Net cash provided by operating activities	$151	$262
Net cash (used in) provided by investing activities	(146)	57
Net cash (used in) provided by financing activities	(137)	3,259
Effect of exchange rate changes	29	19
Change in cash and cash equivalents	$(103)	$3,597
Operating Activities
Cash provided by operations was $151 and $262 in the three months 2017 and 2016. The decrease in cash from operations in 2017 was primarily due to a $53 insurance recovery received in 2016 and higher sales performance-related compensation payments in 2017. The net of accounts receivable, inventory and accounts payable provided cash of $21 in 2017 compared to the consumption of $6 of cash in 2016.
Investing Activities
Cash used in investing activities was $146 in the three months 2017 from cash provided of $57 in 2016.
Acquisitions, Net of Cash Acquired: Acquisitions resulted in cash consumption of $9 and $23 in the three months 2017 and 2016.
Purchases of Property, Plant and Equipment: Purchases of property, plant and equipment were $139 and $115 in the three months 2017 and 2016. The increase is primarily due to capital expenditures associated with the development of our new global ERP system.
Marketable Securities, Net: Net cash provided by the sale of marketable securities was $2 and $195 in the three months 2017 and 2016.
Financing Activities
Dividends and Share Repurchases: Dividends paid per common share increased 11.8% to $0.425 per share in the three months 2017 compared to $0.380 in 2016.

	Three Months
	2017	2016
Dividends paid per common share	$0.425	$0.380
Total dividends paid to common shareholders	$159	$142
Total amount paid to repurchase common stock	$230	$13
Shares of repurchased common stock (in millions)	1.9	0.1
Borrowings and Repayments of Debt: Net proceeds from borrowings were $304 in the three months 2017 primarily from the issuance of $500 of senior unsecured notes. Net proceeds were $3,455 in the three months 2016 primarily from the issuance of $3,500 of senior unsecured notes.
Liquidity
Cash, cash equivalents and marketable securities were $3,279 and $3,384 on March 31, 2017 and December 31, 2016. Current assets exceeded current liabilities by $5,335 and $4,713 on March 31, 2017 and December 31, 2016. We anticipate being able to support our short-term liquidity and operating needs, including acquisitions and Rejuvenate and ABG II recall-related payments from a variety of sources including cash from operations, commercial paper and existing credit lines. We raised funds in the capital markets and may continue to do so from time to time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
We have existing credit facilities should additional funds be required. On March 31, 2017 we had approximately $1,532 of borrowing capacity available under all of our existing credit facilities.
On March 31, 2017 approximately 85% of our cash, cash equivalents and marketable securities were held in locations outside the United States compared to 84% on December 31, 2016. The majority of our cash held in locations outside the United States is considered to be indefinitely reinvested. We intend to use this cash to expand operations organically and through acquisitions.
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for 2016.

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2017 First Quarter Form 10-Q

New Accounting Pronouncements Not Yet Adopted
Refer to Note 1 to our Consolidated Financial Statements for information.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
OTHER MATTERS
Legal and Regulatory Matters
As further described in Note 7 to our Consolidated Financial Statements, we recorded additional charges to earnings of $21 representing the excess of the minimum of the range of probable loss to resolve the Rejuvenate and ABG II recalls over the previously recorded reserves. Based on the information that has been received the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $1,989 to $2,244 ($2,221 to $2,476 before $232 of third-party insurance recoveries). The final outcome of this matter is dependent on many variables that are difficult to predict. The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and could have a material adverse effect on our financial position, results of operations and cash flows.
FORWARD-LOOKING STATEMENTS
This report contains statements referring to us that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "goal," "strategy" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for 2016. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We consider our greatest potential area of market risk exposure to be exchange rate risk. Quantitative and qualitative disclosures about exchange rate risk are included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for 2016. There were no material changes from the information provided therein.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures on March 31, 2017 was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Vice President, Chief Financial Officer (the Certifying Officers). Based on that evaluation the Certifying Officers concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
There was no change to our internal control over financial reporting in the three months 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) We issued 15,797 shares of our common stock in the three months 2017 as performance incentive awards to employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
In March 2015 we announced that our Board of Directors had authorized us to purchase up to $2,000 of our common stock. In 2017 we repurchased 1.9 million shares of our common stock at a cost of $230 under our authorized repurchase program. The manner, timing and amount of repurchases is determined by management based on an evaluation of market conditions, stock price and other factors and is subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On March 31, 2017 the total dollar value of shares that could be acquired under our authorized repurchase program was $1,640.

	Total Number of Shares (in millions)
Period	Purchased	Purchased as Part of Public Announced Plans	Average Price Paid Per Share	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans
Jan 1 - 31, 2017	1.9	1.9	$121.24	$1,640
Feb 1 - 28, 2017	—	—	—	1,640
Mar 1 - 31, 2017	—	—	—	$1,640
Total	1.9	1.9	121.24

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2017 First Quarter Form 10-Q

ITEM 6.	EXHIBITS

(a)
4.1
Thirteenth Supplemental Indenture (including the form of the note), dated January 18, 2017, between Stryker Corporation and U.S. Bank National Association. — Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated January 12, 2017 (Commission File No. 000-09615).

	31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
* Furnished with this Form 10-Q

13

STRYKER CORPORATION	2017 First Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

April 27, 2017	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, Chairman and Chief Executive Officer

April 27, 2017	/s/ GLENN S. BOEHNLEIN
Date	Glenn S. Boehnlein, Vice President, Chief Financial Officer

14

STRYKER CORPORATION	2017 First Quarter Form 10-Q

EXHIBIT INDEX

Exhibit 4.1
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