Form 10-Q
period 2017-06-30
STRYKER CORP
filed 2017-07-28
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]         NO [X]
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 374,063,294 shares of Common Stock, $0.10 par value, on June 30, 2017.

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Six Months
	2017	2016	2017	2016
Net sales	$3,012	$2,840	$5,967	$5,335
Cost of sales	1,022	998	2,015	1,799
Gross profit	$1,990	$1,842	$3,952	$3,536
Research, development and engineering expenses	192	183	384	342
Selling, general and administrative expenses	1,130	1,043	2,232	1,987
Recall charges	72	28	98	47
Amortization of intangible assets	95	88	183	141
Total operating expenses	$1,489	$1,342	$2,897	$2,517
Operating income	$501	$500	$1,055	$1,019
Other income (expense), net	(57)	(67)	(112)	(105)
Earnings before income taxes	$444	$433	$943	$914
Income taxes	53	53	108	132
Net earnings	$391	$380	$835	$782

Net earnings per share of common stock:
Basic net earnings per share of common stock	$1.04	$1.02	$2.23	$2.09
Diluted net earnings per share of common stock	$1.03	$1.00	$2.20	$2.07

Weighted-average shares outstanding:
Basic	373.9	374.2	373.7	373.7
Effect of dilutive employee stock options	5.9	4.3	5.9	4.3
Diluted	379.8	378.5	379.6	378.0
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Six Months
	2017	2016	2017	2016
Net earnings	$391	$380	$835	$782
Other comprehensive income, net of tax:
Marketable securities	—	—	—	—
Pension plans	(6)	(2)	(10)	(3)
Unrealized gains (losses) on designated hedges	5	(15)	(1)	(35)
Financial statement translation	86	44	182	82
Total other comprehensive income, net of tax	$85	$27	$171	$44
Comprehensive income	$476	$407	$1,006	$826

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,649	$3,316
Marketable securities	98	68
Accounts receivable, less allowance of $60 ($56 in 2016)	1,905	1,967
Inventories:
Materials and supplies	495	425
Work in process	151	130
Finished goods	1,633	1,475
Total inventories	$2,279	$2,030
Prepaid expenses and other current assets	547	480
Total current assets	$8,478	$7,861
Property, plant and equipment:
Land, buildings and improvements	892	820
Machinery and equipment	2,626	2,341
Total property, plant and equipment	$3,518	$3,161
Less allowance for depreciation	1,760	1,592
Property, plant and equipment, net	$1,758	$1,569
Goodwill	6,471	6,356
Other intangibles, net	3,382	3,508
Other noncurrent assets	1,203	1,141
Total assets	$21,292	$20,435

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$427	$437
Accrued compensation	548	767
Income taxes	80	40
Dividend payable	159	159
Accrued recall expenses	538	594
Accrued expenses and other liabilities	1,026	923
Current maturities of debt	774	228
Total current liabilities	$3,552	$3,148
Long-term debt, excluding current maturities	6,592	6,686
Other noncurrent liabilities	1,113	1,051
Total liabilities	$11,257	$10,885
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 374 million shares (375 million shares in 2016)	37	37
Additional paid-in capital	1,452	1,432
Retained earnings	9,136	8,842
Accumulated other comprehensive loss	(590)	(761)
Total shareholders' equity	$10,035	$9,550
Total liabilities & shareholders' equity	$21,292	$20,435

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
December 31, 2016	$37	$1,432	$8,842	$(761)	$9,550
Net earnings			835		835
Other comprehensive income				171	171
Issuance of 1.4 million shares of common stock under stock option and benefit plans		(31)			(31)
Repurchases of 1.9 million shares of common stock		(7)	(223)		(230)
Share-based compensation		58			58
Cash dividends declared of $0.850 per share of common stock			(318)		(318)
June 30, 2017	$37	$1,452	$9,136	$(590)	$10,035
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	2017	2016
Operating activities
Net earnings	$835	$782
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	127	106
Amortization of intangible assets	183	141
Share-based compensation	58	49
Recall charges	69	47
Sale of inventory stepped-up to fair value at acquisition	—	35
Changes in operating assets and liabilities:
Accounts receivable	97	57
Inventories	(192)	(225)
Accounts payable	(12)	(5)
Accrued expenses and other liabilities	(122)	(133)
Recall-related payments, net of insurance recovery	(124)	(104)
Income taxes	24	25
Other	(142)	(20)
Net cash provided by operating activities	$801	$755
Investing activities
Acquisitions, net of cash acquired	(38)	(4,219)
Purchases of marketable securities	(66)	(116)
Proceeds from sales of marketable securities	36	652
Purchases of property, plant and equipment	(270)	(229)
Net cash used in investing activities	$(338)	$(3,912)
Financing activities
Proceeds from borrowings	1,227	3,868
Payments on borrowings	(784)	(257)
Dividends paid	(318)	(284)
Repurchases of common stock	(230)	(13)
Cash paid for taxes from withheld shares	(73)	(57)
Other financing	1	1
Net cash (used in) provided by financing activities	$(177)	$3,258
Effect of exchange rate changes on cash and cash equivalents	47	10
Change in cash and cash equivalents	$333	$111
Cash and cash equivalents at beginning of period	3,316	3,379
Cash and cash equivalents at end of period	$3,649	$3,490

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

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
New Accounting Pronouncements Not Yet Adopted
In May 2017 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, Compensation - Stock Compensation, which revises the guidance related to changes in terms or conditions of a share-based payment award. We plan to adopt this update on January 1, 2018 and do not expect the adoption to have a material impact on our Consolidated Financial Statements.
In March 2017 the FASB issued ASU 2017-07, Compensation - Retirement Benefits, which revises the presentation of net periodic pension cost and net periodic post-retirement benefit cost. We plan to adopt this update on January 1, 2018 and do not expect the adoption to have a material impact on our Consolidated Financial Statements.
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
In October 2016 the FASB issued ASU 2016-16, Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory, which requires companies to account for the income tax effect of intercompany sales and transfers of assets other than inventory when the transfer occurs. Current guidance requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. We plan to adopt this update on January 1, 2018 and are still evaluating the impact that this update will have on our Consolidated Financial Statements.
In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update outlines a single, comprehensive model for accounting for revenue from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We plan to adopt this update on January 1, 2018 using the modified retrospective method. While we are still in the process of evaluating the full impact, we have identified certain immaterial historical revenue transactions on which the timing of recognition would have been different under this update. The actual amount of the cumulative adjustment will depend on the timing of revenue recognition of similar transactions at the end of 2017. While we cannot determine the amount based on information currently available, we do not expect it to have a material impact on our Consolidated Financial Statements. We are in the process of updating our revenue accounting policy and implementing changes to our business processes and controls in response to the new update.
Accounting Pronouncements Recently Adopted
On January 1, 2017 we adopted ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The impact on our Consolidated Statements of Earnings in 2017 was a tax benefit of $40. In our 2016 Consolidated Statements of Cash Flow we reclassified $27 from other financing to income taxes within operating activities to conform to current year presentation.
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
NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2017	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(136)	$18	$(557)	$(675)
OCI	—	(9)	4	68	63
Income taxes	—	2	(1)	18	19
Reclassifications to:
Cost of sales	—	1	3	—	4
Other income	—	—	—	—	—
Income taxes	—	—	(1)	—	(1)
Net OCI	$—	$(6)	$5	$86	$85
Ending	$—	$(142)	$23	$(471)	$(590)

Three Months 2016	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(120)	$(16)	$(486)	$(622)
OCI	—	(3)	(18)	49	28
Income taxes	—	1	5	(5)	1
Reclassifications to:
Cost of sales	—	1	(2)	—	(1)
Other expense	(1)	—	—	—	(1)
Income taxes	1	(1)	—	—	—
Net OCI	$—	$(2)	$(15)	$44	$27
Ending	$—	$(122)	$(31)	$(442)	$(595)

Six Months 2017	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(132)	$24	$(653)	$(761)
OCI	—	(15)	(10)	153	128
Income taxes	—	3	3	29	35
Reclassifications to:
Cost of sales	—	3	8	—	11
Other income	—	—	—	—	—
Income taxes	—	(1)	(2)	—	(3)
Net OCI	$—	$(10)	$(1)	$182	$171
Ending	$—	$(142)	$23	$(471)	$(590)

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

Six Months 2016	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(119)	$4	$(524)	$(639)
OCI	2	(6)	(40)	77	33
Income taxes	(1)	1	11	5	16
Reclassifications to:
Cost of sales	—	3	(8)	—	(5)
Other income	(2)	—	—	—	(2)
Income taxes	1	(1)	2	—	2
Net OCI	$—	$(3)	$(35)	$82	$44
Ending	$—	$(122)	$(31)	$(442)	$(595)
NOTE 3 - DERIVATIVE INSTRUMENTS
Foreign Currency Hedges
We use operational and economic hedges, foreign currency exchange forward contracts, net investment hedges (both long-term intercompany loans payable and forward exchange contracts) and interest rate derivative instruments to manage the impact of currency exchange and interest rate fluctuations on earnings and cash flow. We do not enter into derivative instruments for speculative purposes. We did not change our hedging strategies, accounting practices or objectives from those disclosed in our Annual Report on Form 10-K for 2016.

June 2017	Designated	Non-Designated	Total
Gross notional amount	$1,123	$3,175	$4,298
Maximum term in days			548
Fair value:
Other current assets	$15	$4	$19
Other noncurrent assets	1	—	1
Other current liabilities	(17)	(20)	(37)
Other noncurrent liabilities	—	—	—
Total	$(1)	$(16)	$(17)

December 2016	Designated	Non-Designated	Total
Gross notional amount	$1,058	$2,841	$3,899
Maximum term in days			548
Fair value:
Other current assets	$24	$17	$41
Other noncurrent assets	4	—	4
Other current liabilities	(9)	(7)	(16)
Other noncurrent liabilities	(2)	—	(2)
Total	$17	$10	$27
On June 30, 2017 the total after-tax amount in AOCI related to our designated net investment hedges was $1. We evaluate the effectiveness of our net investment hedges quarterly. We have not recognized any ineffectiveness in 2017.
We are exposed to credit loss in the event of nonperformance by our counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.

Net Currency Exchange Rate (Losses) Gains
	Three Months		Six Months
Recorded in:	2017	2016	2017	2016
Cost of sales	$(3)	$2	$(8)	$8
Other income (expense), net	(4)	(6)	(4)	(10)
Total	$(7)	$(4)	$(12)	$(2)

On June 30, 2017 and December 31, 2016 pretax (losses) gains on derivatives designated as hedges recorded in AOCI that are expected to be reclassified to earnings during the next 12 months were ($8) and less than $1. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There were no ineffective portions of derivatives that resulted in gains or losses in any of the periods presented.
Interest Rate Risk on Future Debt Issuance
On June 30, 2017 we had interest rate swaps with notional amounts of $600 designated as forward starting interest rate swaps in anticipation of future debt issuances. The market value of outstanding interest rate swap agreements on June 30, 2017 was $41, which was recorded in other current assets with an offsetting amount recorded in AOCI. Upon the probable issuance of the debt, these amounts will be released to interest expense over the term of the debt. The cash flow effect of this hedge is recorded in cash flow from operations.
On June 30, 2017 we had interest rate swaps with gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 senior unsecured notes due in 2024. There was no hedge ineffectiveness recorded as a result of these fair value hedges in 2017.

Fair Value Interest Rate Hedge Instruments
	June 2017	December 2016
Gross notional amount	$500	$500
Fair value:
Other noncurrent assets	$11	$9
Long-term debt	(11)	(9)
Total	$—	$—
NOTE 4 - FAIR VALUE MEASUREMENTS
Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3	Unobservable inputs reflecting our assumptions or external inputs from active markets
When applying the fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of identical or similar instruments, where available, or based on other observable inputs taking into account our credit and that of our counterparties. Foreign currency exchange contracts and interest rate hedges are included in Level 2 as we use inputs other than quoted prices that are observable for the asset or liability. The Level 2 derivative instruments are primarily valued using standard calculations and models that are based on readily observable market data. Our Level 3 liabilities represent milestone payments for acquisitions recorded at fair value calculated using either the Black-Scholes option pricing model or a discounted cash flow technique. Significant unobservable inputs were used in our probability assessments and were appropriately discounted considering the uncertainties associated with the obligation. We estimate that substantially all triggering events will occur. We remeasure the fair value of our assets and liabilities each reporting period. We record the changes in fair value within selling, general and administrative expense and the changes in the time value of money within other income (expense), net.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

Assets and Liabilities Measured at Fair Value
	June	December
	2017	2016
Cash and cash equivalents	$3,649	$3,316
Trading marketable securities	109	94
Level 1 - Assets	$3,758	$3,410
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$31	$25
United States agency debt securities	16	9
United States Treasury debt securities	28	16
Certificates of deposit	23	18
Total available-for-sale marketable securities	$98	$68
Foreign currency exchange forward contracts	20	45
Interest rate swap asset	52	57
Level 2 - Assets	$170	$170
Total assets measured at fair value	$3,928	$3,580

Deferred compensation arrangements	$109	$94
Level 1 - Liabilities	$109	$94
Foreign currency exchange forward contracts	$37	$18
Level 2 - Liabilities	$37	$18
Contingent consideration:
Beginning	$86	$56
Additions	5	49
Change in estimate	(2)	(7)
Settlements	(21)	(12)
Ending	$68	$86
Level 3 - Liabilities	$68	$86
Total liabilities measured at fair value	$214	$198
There were no significant transfers into or out of any level in 2017.

Fair Value of Available for Sale Securities by Maturity
	June 2017	December 2016
Due in one year or less	$55	$36
Due after one year through three years	$43	$32
On June 30, 2017 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income was $12 and $7 in the three months and $23 and $12 in the six months 2017 and 2016, which was recorded in other income (expense), net.
Less than 1% of our investments in available-for-sale marketable securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired on June 30, 2017. Substantially all our investments with unrealized losses that were not deemed to be other-than-temporarily impaired were in a continuous unrealized loss position for less than twelve months, and the losses were nominal.

Securities in a Continuous Unrealized Loss Position
	Number of Investments	Fair Value
Corporate and asset-backed	29	$11
United States agency	13	13
United States Treasury	17	28
Certificates of deposit	6	3
Total	65	$55
NOTE 5 - ACQUISITIONS
In June 2017 we announced an agreement to acquire NOVADAQ Technologies Inc. (NOVADAQ) for approximately $701. NOVADAQ is a leading developer of fluorescence imaging technology that provides surgeons with visualization of blood flow in vessels. We expect the acquisition will close in the third quarter of 2017 and will enhance product offerings within our MedSurg segment.

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
Goodwill acquired with the Sage and Synergetics acquisitions is deductible for tax purposes.

Purchase Price Allocation of Acquired Net Assets
	2017	2016
	Other	Sage	Physio	Other
Purchase price paid	$38	$2,870	$1,299	$348
Contingent consideration	5	5	—	27
Loss on settlement of pre-existing contract	—	—	—	(19)
Total consideration	$43	$2,875	$1,299	$356
Tangible assets:
Cash	$—	$91	$32	$1
Accounts receivable	1	29	107	17
Inventory	2	63	61	5
Other assets	1	80	103	21
Liabilities	(2)	(83)	(364)	(29)
Intangible assets:
Customer relationship	—	930	344	12
Trade name	—	70	160	10
Developed technology and patents	33	173	226	119
Non-compete	—	—	—	2
IPR&D	—	—	7	7
Goodwill	8	1,522	623	191
	$43	$2,875	$1,299	$356
Weighted-average life of intangible assets	15	15	14	12

Estimated Amortization Expense
Remainder of 2017	2018	2019	2020	2021
$177	$344	$336	$317	$306
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

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
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. On November 3, 2014 we announced that we had entered into a settlement agreement to compensate eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem prior to that date and in December 2016 the settlement program was extended to patients who had revision surgery prior to December 19, 2016. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, some lawsuits remain and we will continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter globally is currently estimated to be approximately $2,037 to $2,292 ($2,269 to $2,531 before $232 of third-party insurance recoveries). In the three months 2017 we recognized additional charges to earnings of $48, representing the excess of the minimum of the range over the previously recorded reserves. The final outcome of this matter is dependent on many factors that are difficult to predict including the number of enrollees in the settlement program and the total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we filed a lawsuit in federal court against Zimmer Biomet Holdings, Inc. (Zimmer), alleging that a Zimmer product infringed on three of our patents. In 2013 following a jury trial favorable to us, the trial judge entered a final judgment that, among other things, awarded us damages of $76 and ordered Zimmer to pay us enhanced damages. Zimmer appealed this ruling. In December 2014 the Federal Circuit affirmed the damages awarded to us, reversed the order for enhanced damages and remanded the issue of attorney fees to the trial court. In May 2015 the trial court entered a stipulated judgment that, among other things, required Zimmer to pay us the base amount of damages and interest, while the issues of enhanced damages and attorney fees continue to be pursued. In June 2015 we recorded a $54 gain, net of legal costs, which was recorded within selling, general and administrative expenses. On June 13, 2016 the United States Supreme Court vacated the decision of the Federal Circuit that reversed our judgment for enhanced damages and remanded the case to the Federal Circuit to reconsider the issue. On September 12, 2016 the Federal Circuit issued an opinion that, among other things, remanded the issue of enhanced damages to the trial court. On July 12, 2017 the trial court reaffirmed its award of enhanced damages and then entered a judgment of $164 in our favor. On July 24, 2017, Zimmer filed a notice of appeal of this decision.
In April 2011 Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) brought a lawsuit against us alleging infringement under United States patent laws with respect to nine patents related to electrical network communications for hospital beds. On July 18, 2017, the parties resolved the litigation pursuant to a confidential settlement agreement under which we agreed to pay $15 to Hill-Rom.
NOTE 7 - DEBT AND CREDIT FACILITIES
In January 2017 we sold $500 of senior unsecured notes with an interest rate of 1.800% due on January 15, 2019. Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On June 30, 2017 outstanding commercial paper totaled $120, the weighted average original maturity of the commercial paper outstanding was approximately 20 days and the weighted average annualized interest rate of short-term debt was approximately 1.46%.
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on June 30, 2017.

Summary of Total Debt
Senior unsecured notes:		June 2017	December 2016
Rate	Due
1.300%	04/01/2018	$599	$598
1.800%	01/15/2019	497	—
2.000%	03/08/2019	748	746
4.375%	01/15/2020	498	497
2.625%	03/15/2021	746	745
3.375%	05/15/2024	604	602
3.375%	11/01/2025	745	744
3.500%	03/15/2026	987	987
4.100%	04/01/2043	391	391
4.375%	05/15/2044	394	395
4.625%	03/15/2046	980	979
Commercial paper		120	200
Other		57	30
Total debt		$7,366	$6,914
Less current maturities		774	228
Total long-term debt		$6,592	$6,686

Unamortized debt issuance costs		$43	$45
Available borrowing capacity		$1,518	$1,551
Fair value of debt		$7,449	$6,762
The fair value of the debt (excluding the interest rate hedge) was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
NOTE 8 - CAPITAL STOCK
In February 2017 we declared a quarterly dividend of $0.425 per share payable on April 28, 2017 to shareholders of record at the close of business on March 31, 2017. In May 2017 we declared a quarterly dividend of $0.425 per share payable on July 31, 2017 to shareholders of record at the close of business on June 30, 2017.
In March 2015 we announced that our Board of Directors had authorized us to purchase up to $2,000 of our common stock. In

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

January 2017 we repurchased 1.9 million shares at a cost of $230 under our authorized repurchase program. The manner, timing and amount of repurchases are determined by management based on an evaluation of market conditions, stock price, and other factors and is subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On June 30, 2017 the total dollar value of shares that could be acquired under our authorized repurchase programs was $1,640.
NOTE 9 - INCOME TAXES
Our effective tax rates were 11.8% and 12.3% in the three months and 11.4% and 14.5% in the six months 2017 and 2016. The decrease in the effective income tax rates in the three and six months 2017 was primarily due to the income tax effect of the adoption of ASU 2016-09. Refer to Note 1 for further information.
NOTE 10 - SEGMENT INFORMATION

	Three Months		Six Months
	2017	2016	2017	2016
Orthopaedics	$1,141	$1,082	$2,276	$2,139
MedSurg	1,336	1,258	2,641	2,216
Neurotechnology and Spine	535	500	1,050	980
Net sales	$3,012	$2,840	$5,967	$5,335
Orthopaedics	$394	$391	$786	$769
MedSurg	285	255	569	445
Neurotechnology and Spine	150	135	288	264
Segment operating income	$829	$781	$1,643	$1,478
Items not allocated to segments:
Corporate and other	(77)	(77)	(176)	(170)
Acquisition and integration-related charges	(9)	(66)	(18)	(71)
Amortization of intangible assets	(95)	(88)	(183)	(141)
Restructuring-related charges	(45)	(22)	(83)	(42)
Rejuvenate and ABG II and other recalls	(72)	(28)	(98)	(47)
Legal matters	(30)	—	(30)	12
Consolidated operating income	$501	$500	$1,055	$1,019
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2016.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT STRYKER
Stryker Corporation is a global leader in medical technology with net sales of $11,325 and net earnings of $1,647 in 2016. We offer a diverse array of innovative medical technologies, including orthopaedic, medical and surgical, and neurotechnology and spine products, to help people lead more active and satisfying lives.
We segregate our operations into three reportable business segments: Orthopaedics, MedSurg, and Neurotechnology and Spine. Orthopaedics products consist primarily of implants used in hip and knee joint replacements and trauma and extremities surgeries. MedSurg products include surgical equipment and surgical navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling and emergency medical equipment, and intensive care disposable products (Medical), reprocessed and remanufactured medical devices (Sustainability) and other medical device products used in a variety of medical specialties. Neurotechnology and Spine products include neurosurgical, neurovascular and spinal implant devices.

Overview of the Three and Six Months
In the three months 2017 we achieved sales growth of 6.1%. Excluding the impact of acquisitions, sales grew 6.7% in constant currency, in line with our goal to grow organic sales at the high-end of the medical technology industry. We reported net earnings of $391 in the three months and achieved 3.0% growth in net earnings per diluted share. Excluding the impact of certain items, we achieved adjusted net earnings(1) of $581 and growth of 10.1% in adjusted net earnings per diluted share(1).
In the six months 2017 we achieved sales growth of 11.8%. Excluding the impact of acquisitions, sales grew 7.4% in constant currency, in line with our goal to grow organic sales at the high-end of the medical technology industry. We reported net earnings of $835 in the six months and achieved 6.3% growth in net earnings per diluted share. Excluding the impact of certain items, we achieved adjusted net earnings(1) of $1,141 and growth of 14.4% in adjusted net earnings per diluted share(1).
Recent Developments
In June 2017 we announced an agreement to acquire NOVADAQ Technologies Inc. (NOVADAQ) for approximately $701. NOVADAQ is a leading developer of fluorescence imaging technology that provides surgeons with visualization of blood flow in vessels. We expect the acquisition will close in the third quarter of 2017 and will enhance product offerings within our MedSurg segment.

RESULTS OF OPERATIONS

	Three Months					Six Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2017	2016	2017	2016	Change	2017	2016	2017	2016	Change
Net sales	$3,012	$2,840	100.0%	100.0%	6.1%	$5,967	$5,335	100.0%	100.0%	11.8%
Gross profit	1,990	1,842	66.1	64.9	8.0	3,952	3,536	66.2	66.3	11.8
Research, development and engineering expenses	192	183	6.4	6.4	4.9	384	342	6.4	6.4	12.3
Selling, general and administrative expenses	1,130	1,043	37.5	36.7	8.3	2,232	1,987	37.4	37.2	12.3
Recall charges	72	28	2.4	1.0	157.1	98	47	1.6	0.9	108.5
Amortization of intangible assets	95	88	3.2	3.1	8.0	183	141	3.1	2.6	29.8
Other income (expense), net	(57)	(67)	(1.9)	(2.4)	(14.9)	(112)	(105)	(1.9)	(2.0)	6.7
Income taxes	53	53			—	108	132			(18.2)
Net earnings	$391	$380	13.0%	13.4%	2.9%	$835	$782	14.0%	14.7%	6.8%

Net earnings per diluted share	$1.03	$1.00			3.0%	$2.20	$2.07			6.3%
Adjusted net earnings per diluted share(1)	$1.53	$1.39			10.1%	$3.01	$2.63			14.4%
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Geographic and Segment Net Sales	Three Months				Six Months
			Percentage Change				Percentage Change
	2017	2016	As Reported	Constant Currency	2017	2016	As Reported	Constant Currency
Geographic:
United States	$2,201	$2,050	7.4%	7.4%	$4,364	$3,871	12.7%	12.7%
International	811	790	2.7	5.7	1,603	1,464	9.5	11.9
Total	$3,012	$2,840	6.1%	6.9%	$5,967	$5,335	11.8%	12.5%
Segment:
Orthopaedics	$1,141	$1,082	5.5%	6.5%	$2,276	$2,139	6.4%	7.2%
MedSurg	1,336	1,258	6.2	6.8	2,641	2,216	19.2	19.7
Neurotechnology and Spine	535	500	6.9	7.9	1,050	980	7.1	7.8
Total	$3,012	$2,840	6.1%	6.9%	$5,967	$5,335	11.8%	12.5%

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

Supplemental Net Sales Growth Information
	Three Months							Six Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2017	2016	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2017	2016	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$389	$370	5.0%	5.9%	7.0%	0.1%	3.0%	$780	$731	6.8%	7.3%	7.2%	5.5%	7.4%
Hips	322	323	(0.3)	1.0	2.1	(4.3)	(0.8)	642	639	0.4	1.5	2.1	(2.2)	0.6
Trauma and Extremities	351	328	7.0	8.0	11.4	(0.5)	2.4	703	655	7.3	8.1	10.7	1.5	4.0
Other	79	61	32.0	32.1	34.8	20.1	20.9	151	114	33.0	33.0	30.5	45.2	44.6
Total Orthopaedics	$1,141	$1,082	5.5%	6.5%	8.8%	(1.0)%	2.1%	$2,276	$2,139	6.4%	7.2%	8.3%	2.6%	4.9%
MedSurg:
Instruments	$392	$377	4.1%	4.7%	4.2%	3.6%	6.2%	$786	$742	5.9%	6.4%	6.0%	5.7%	8.0%
Endoscopy	406	357	13.9	14.3	15.5	8.4	10.2	779	685	13.8	14.0	15.0	9.4	10.7
Medical	474	465	1.6	2.4	2.3	(0.7)	2.8	949	672	41.2	42.3	38.9	49.8	55.2
Sustainability	64	59	10.0	10.0	10.0	8.4	13.0	127	117	8.8	8.8	8.7	27.0	28.2
Total MedSurg	$1,336	$1,258	6.2%	6.8%	7.0%	3.4%	6.2%	$2,641	$2,216	19.2%	19.7%	18.9%	20.3%	22.9%
Neurotechnology and Spine:
Neurotechnology	$352	$312	12.8%	13.9%	10.3%	17.3%	20.4%	$683	$613	11.3%	12.0%	10.0%	13.7%	15.6%
Spine	183	188	(2.9)	(2.1)	(1.3)	(7.7)	(4.7)	367	367	0.1	0.6	0.5	(1.3)	1.1
Total Neurotechnology and Spine	$535	$500	6.9%	7.9%	5.5%	10.0%	13.1%	$1,050	$980	7.1%	7.8%	6.1%	9.4%	11.5%
Total	$3,012	$2,840	6.1%	6.9%	7.4%	2.7%	5.7%	$5,967	$5,335	11.8%	12.5%	12.7%	9.5%	11.9%

Consolidated Net Sales
Consolidated net sales increased 6.1% in the three months 2017 as reported and 6.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Excluding the 0.2% impact of acquisitions, net sales in constant currency increased by 8.2% from increased unit volume partially offset by 1.5% due to lower prices. The unit volume increase was primarily due to higher shipments of endoscopy, neurotechnology, joint replacement capital, trauma and extremities and knee products.
Consolidated net sales increased 11.8% in the six months 2017 as reported and 12.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.7%. Excluding the 5.1% impact of acquisitions, net sales in constant currency increased by 8.6% from increased unit volume partially offset by 1.2% due to lower prices. The unit volume increase was primarily due to higher shipments of endoscopy, knee, trauma and extremities, instrument and neurotechnology products.
Orthopaedics Net Sales
Orthopaedics net sales increased 5.5% in the three months 2017 as reported and 6.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.0%. Excluding the 0.3% impact of acquisitions, net sales in constant currency increased by 8.6% from increased unit volume partially offset by 2.4% due to lower prices. The unit volume increase was primarily due to higher shipments of joint replacement capital, knee and trauma and extremities products.
Orthopaedics net sales increased 6.4% in the six months 2017 as reported and 7.2% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Excluding the 0.5% impact of acquisitions, net sales in constant currency increased by 9.2% from increased unit volume partially offset by 2.5% due to lower prices. The unit volume increase was primarily due to higher shipments of knee, trauma and extremities and joint replacement capital products.
MedSurg Net Sales
MedSurg net sales increased 6.2% in the three months 2017 as reported and 6.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.6%. Excluding the 0.1% impact of acquisitions, net sales in constant currency increased by 7.1% from increased unit volume partially offset by 0.4% due to lower prices. The unit volume increase was primarily due to higher shipments of endoscopy and instrument products.
MedSurg net sales increased 19.2% in the six months 2017 as reported and 19.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.5%. Excluding the 11.2% impact of acquisitions, net sales in constant currency increased by 8.3% from increased unit volume and 0.2% due to higher prices. The unit volume increase was primarily due to higher shipments of endoscopy, instrument and medical products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales increased 6.9% in the three months 2017 as reported and 7.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.0%. Net sales in constant currency increased by 10.0% from increased unit volume partially offset by 2.1% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Neurotechnology and Spine net sales increased 7.1% in the six months 2017 as reported and 7.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.7%. Excluding the 1.2% impact of acquisitions, net sales in constant currency increased by 8.2% from increased unit volume partially offset by 1.6% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Gross Profit
Gross profit as a percentage of sales in the three months 2017 increased to 66.1% from 64.9% in 2016. Excluding the impact of the charges noted below, gross profit increased to 66.3% of sales in the three months 2017 from 66.2% in 2016 primarily due to product mix. Gross profit as a percentage of sales in the six months 2017 decreased to 66.2% from 66.3% in 2016. Excluding the impact of the charges noted below, gross profit decreased to 66.4% of sales in the six months 2017 from 67.0% in 2016 primarily due to recent acquisitions and product mix.

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

			Percent Net Sales
Three Months	2017	2016	2017	2016
Reported	$1,990	$1,842	66.1%	64.9%
Inventory stepped-up to fair value	1	35	—	1.2
Restructuring-related charges	6	2	0.2	0.1
Adjusted	$1,997	$1,879	66.3%	66.2%

			Percent Net Sales
Six Months	2017	2016	2017	2016
Reported	$3,952	$3,536	66.2%	66.3%
Inventory stepped-up to fair value	—	35	—	0.6
Restructuring-related charges	11	5	0.2	0.1
Adjusted	$3,963	$3,576	66.4%	67.0%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $9 or 4.9% in the three months 2017 and were 6.4% of sales in 2017 and 2016. These expenses increased $42 or 12.3% in the six months 2017 and were 6.4% of sales in 2017 and 2016. Recent acquisitions and the timing of spending on projects and investments in new technologies contributed to the increased spending levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $87 or 8.3% in the three months 2017 and increased as a percentage of sales to 37.5% from 36.7% in 2016. Excluding the impact of the charges noted below, expenses increased to 35.0% of sales for the three months 2017 from 34.9% in 2016, primarily due to the continued focus on operating expense improvement initiatives, cost containment efforts and business mix, including leverage from our recent acquisitions, offset by planned investments in our selling organization and our new global ERP system.
Selling, general and administrative expenses increased $245 or 12.3% in the six months 2017 and increased as a percentage of sales to 37.4% from 37.2% in 2016. Excluding the impact of the charges noted below, expenses decreased to 35.4% of sales in the six months 2017 from 36.1% in 2016, primarily due to the continued focus on operating expense improvement initiatives, cost containment efforts and business mix, including leverage from our recent acquisitions, partially offset by planned investments in our selling organization and our new global ERP system.

			Percent Net Sales
Three Months	2017	2016	2017	2016
Reported	$1,130	$1,043	37.5%	36.7%
Other acquisition and integration-related	(8)	(31)	(0.2)	(1.1)
Restructuring-related charges	(39)	(20)	(1.3)	(0.7)
Legal matters	(30)	—	(1.0)	—
Adjusted	$1,053	$992	35.0%	34.9%

			Percent Net Sales
Six Months	2017	2016	2017	2016
Reported	$2,232	$1,987	37.4%	37.2%
Other acquisition and integration-related	(18)	(36)	(0.3)	(0.6)
Restructuring-related charges	(72)	(37)	(1.2)	(0.7)
Legal matters	(30)	12	(0.5)	0.2
Adjusted	$2,112	$1,926	35.4%	36.1%
Recall Charges
Recall charges were $72 and $28 in the three months and $98 and $47 in the six months 2017 and 2016. The charges were primarily due to the previously disclosed Rejuvenate and ABG II Modular-Neck hip stems voluntary recalls. Refer to Note 6 to our Consolidated Financial Statements for further information.

Amortization of Intangible Assets
Amortization of intangible assets was $95 and $88 in the three months and $183 and $141 in the six months 2017 and 2016. The increase in 2017 was primarily due to our recent acquisitions. Refer to Note 5 to our Consolidated Financial Statements for further information.
Other Income (Expense), Net
Other income (expense), net was ($57) and ($67) in the three months and ($112) and ($105) in the six months 2017 and 2016. The decrease in the three months 2017 was primarily due to an increase in interest income. The increase in the six months 2017 was primarily due to higher interest expense from higher debt levels as a result of our March 2016 and January 2017 debt offerings.
Income Taxes
The effective income tax rate on earnings was 11.8% and 12.3% in the three months and 11.4% and 14.5% in the six months 2017 and 2016. The decrease in the effective income tax rate in the three and six months 2017 is primarily due to the income tax effect of the adoption of ASU 2016-09. Refer to Note 1 to our Consolidated Financial Statements for further information.
Net Earnings
Net earnings increased to $391 or $1.03 per diluted share in the three months 2017 from $380 or $1.00 per diluted share in 2016. Adjusted net earnings per diluted share increased 10.1% to $1.53 in the three months 2017 from $1.39 in 2016. The impact of foreign currency exchange rates on net earnings reduced net earnings per diluted share by approximately $0.04 and $0.03 in the three months 2017 and 2016.
Net earnings increased to $835 or $2.20 per diluted share in the six months 2017 from $782 or $2.07 per diluted share in 2016. Adjusted net earnings per diluted share increased 14.4% to $3.01 in the six months 2017 from $2.63 in 2016. The impact of foreign currency exchange rates on net earnings reduced net earnings per diluted share by approximately $0.07 and $0.05 in the six months 2017 and 2016.

			Percent Net Sales
Three Months	2017	2016	2017	2016
Reported	$391	$380	13.0%	13.4%
Inventory stepped-up to fair value	—	22	—	0.8
Other acquisition and integration-related	7	21	0.2	0.7
Amortization of intangible assets	63	59	2.1	2.1
Restructuring-related charges	41	20	1.4	0.7
Rejuvenate and other recall matters	54	23	1.8	0.8
Legal matters	25	—	0.8	—
Adjusted	$581	$525	19.3%	18.5%

			Percent Net Sales
Six Months	2017	2016	2017	2016
Reported	$835	$782	14.0%	14.7%
Inventory stepped-up to fair value	—	22	—	0.4
Other acquisition and integration-related	14	25	0.2	0.5
Amortization of intangible assets	124	98	2.1	1.8
Restructuring-related charges	68	34	1.1	0.6
Rejuvenate and other recall matters	75	39	1.3	0.7
Legal Matters	25	(7)	0.4	(0.1)
Adjusted	$1,141	$993	19.1%	18.6%
Non-GAAP Financial Measures
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth in constant currency; percentage organic

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

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
To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. These adjustments are irregular in timing and may not be indicative of our past and future performance.

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
Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, gross profit, cost of sales, selling, general and administrative expenses, amortization of intangible assets, operating income, effective income tax rate, net earnings and net earnings per diluted share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Results of Operations below. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The weighted-average basic and diluted shares outstanding used in the calculation of non-GAAP earnings per share are the same as those used in the calculation of the reported per share amounts.

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2017	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$1,990	$1,130	$95	$501	$391	11.8%	$1.03
Acquisition and integration-related charges:
Inventory stepped-up to fair value	1	—	—	1	—	0.1	—
Other acquisition and integration-related	—	(8)	—	8	7	—	0.02
Amortization of purchased intangible assets	—	—	(95)	95	63	3.7	0.16
Restructuring-related charges	6	(39)	—	45	41	(0.6)	0.11
Rejuvenate and other recall matters	—	—	—	72	54	1.3	0.14
Legal matters	—	(30)	—	30	25	—	0.07
Adjusted	$1,997	$1,053	$—	$752	$581	16.3%	$1.53

Three Months 2016	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$1,842	$1,043	$88	$500	$380	12.3%	$1.00
Acquisition and integration-related charges:
Inventory stepped-up to fair value	35	—	—	35	22	1.6	0.06
Other acquisition and integration-related	—	(31)	—	31	21	1.0	0.06
Amortization of purchased intangible assets	—	—	(88)	88	59	3.1	0.16
Restructuring-related charges	2	(20)	—	22	20	(0.4)	0.05
Rejuvenate and other recall matters	—	—	—	28	23	—	0.06
Adjusted	$1,879	$992	$—	$704	$525	17.6%	$1.39

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

Six Months 2017	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,952	$2,232	$183	$1,055	$835	11.4%	$2.20
Acquisition and integration-related charges:
Other acquisition and integration-related	—	(18)	—	18	14	0.2	0.04
Amortization of purchased intangible assets	—	—	(183)	183	124	3.1	0.32
Restructuring-related charges	11	(72)	—	83	68	0.2	0.18
Rejuvenate and other recall matters	—	—	—	98	75	0.9	0.20
Legal matters	—	(30)	—	30	25	—	0.07
Adjusted	$3,963	$2,112	$—	$1,467	$1,141	15.8%	$3.01

Six Months 2016	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,536	$1,987	$141	$1,019	$782	14.5%	$2.07
Acquisition and integration-related charges:
Inventory stepped-up to fair value	35	—	—	35	22	0.7	0.06
Other acquisition and integration-related	—	(36)	—	36	25	0.5	0.07
Amortization of purchased intangible assets	—	—	(141)	141	98	2.0	0.26
Restructuring-related charges	5	(37)	—	42	34	0.1	0.09
Rejuvenate and other recall matters	—	—	—	47	39	—	0.10
Legal matters	—	12	—	(12)	(7)	(0.3)	(0.02)
Adjusted	$3,576	$1,926	$—	$1,308	$993	17.5%	$2.63

FINANCIAL CONDITION AND LIQUIDITY

Six Months	2017	2016
Net cash provided by operating activities	$801	$755
Net cash used in investing activities	(338)	(3,912)
Net cash (used in) provided by financing activities	(177)	3,258
Effect of exchange rate changes	47	10
Change in cash and cash equivalents	$333	$111
Certain prior year amounts have been reclassified to conform to current year presentation in our Consolidated Statement of Cash Flows.
Operating Activities
Cash provided by operations was $801 and $755 in the six months 2017 and 2016. Operating cash flows resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, share-based compensation and deferred income taxes). The increase was primarily due to improved working capital performance as the net of accounts receivable, inventory and accounts payable consumed only $107 of cash in 2017 compared to $173 in 2016.
Investing Activities
Cash used in investing activities was $338 and $3,912 in the six months 2017 and 2016. The decrease is primarily due to higher acquisition activity in 2016. Refer to Note 6 to our Consolidated Financial Statements for information.
Acquisitions, Net of Cash Acquired: Acquisitions resulted in cash consumption of $38 and $4,219 in the six months 2017 and 2016.
Purchases of Property, Plant and Equipment: Purchases of property, plant and equipment were $270 and $229 in the six months 2017 and 2016. The increase is primarily due to capital expenditures associated with the development of our new global ERP system.
Marketable Securities, Net: Cash used to purchase marketable securities was $30 in the six months 2017, and cash received from the sales of marketable securities was $536 in the six months 2016.

Financing Activities
Dividends and Share Repurchases: Dividends paid per common share increased 11.8% to $0.850 per share in the six months 2017 compared to $0.760 per share in the six months 2016.

Six Months	2017	2016
Total dividends paid to common shareholders	$318	$284
Total amount paid to repurchase common stock	$230	$13
Shares of repurchased common stock (in millions)	1.9	0.1
Borrowings and Repayments of Debt: Net proceeds from borrowings were $443 in the six months 2017 primarily from the issuance of $500 of senior unsecured notes. Net proceeds were $3,611 in the six months 2016 primarily from the issuance of $3,500 of senior unsecured notes.
Liquidity
Cash, cash equivalents and marketable securities were $3,747 and $3,384 on June 30, 2017 and December 31, 2016. Current assets exceeded current liabilities by $4,926 and $4,713 on June 30, 2017 and December 31, 2016. We anticipate being able to support our short-term liquidity and operating needs, including acquisitions and Rejuvenate and ABG II recall-related payments, from a variety of sources including cash from operations, commercial paper and existing credit lines. We raised funds in the capital markets and may continue to do so from time to time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
We have existing credit facilities should additional funds be required. On June 30, 2017 we had approximately $1,518 of borrowing capacity available under all of our existing credit facilities.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 89% on June 30, 2017 compared to 84% on December 31, 2016. The majority of our cash held in locations outside the United States is considered to be indefinitely reinvested. We intend to use this cash to expand operations organically and through acquisitions.
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for 2016.

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

New Accounting Pronouncements Not Yet Adopted
Refer to Note 1 to our Consolidated Financial Statements for information.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
OTHER MATTERS
Legal and Regulatory Matters
As further described in Note 6 to our Consolidated Financial Statements, we recorded additional charges to earnings of $48 representing the excess of the minimum of the range of probable loss to resolve the Rejuvenate and ABG II recalls over the previously recorded reserves. Based on the information that has been received the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $2,037 to $2,292 ($2,269 to $2,531 before $232 of third-party insurance recoveries). The final outcome of this matter is dependent on many variables that are difficult to predict. The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and could have a material adverse effect on our financial position, results of operations and cash flows.
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
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures on June 30, 2017 was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Vice President, Chief Financial Officer (the Certifying Officers). Based on that evaluation the Certifying Officers concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
There was no change to our internal control over financial reporting in the six months 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) We issued 2,553 shares of our common stock in the three months 2017 as performance incentive awards to employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

ITEM 6.	EXHIBITS

(a)
10.1
Stryker Corporation 2011 Long-Term Incentive Plan, As Amended and Restated - Incorporated by reference to Appendix A to the Proxy Statement for our 2017 Annual Meeting of Shareholders (Commission File No. 000-09165)

10.2
Stryker Corporation Executive Bonus Plan, As Amended and Restated - Incorporated by reference to Appendix D to the Proxy Statement for our 2017 Annual Meeting of Shareholders (Commission File No. 000-09165)

	31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
	32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
* Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

July 28, 2017	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, Chairman and Chief Executive Officer

July 28, 2017	/s/ GLENN S. BOEHNLEIN
Date	Glenn S. Boehnlein, Vice President, Chief Financial Officer

15

STRYKER CORPORATION	2017 SECOND QUARTER FORM 10-Q

EXHIBIT INDEX

Exhibit 10.1
Stryker Corporation 2011 Long-Term Incentive Plan, As Amended and Restated - Incorporated by reference to Appendix A to the Proxy Statement for our 2017 Annual Meeting of Shareholders (Commission File No. 000-09165)

Exhibit 10.2
Stryker Corporation Executive Bonus Plan, As Amended and Restated - Incorporated by reference to Appendix D to the Proxy Statement for our 2017 Annual Meeting of Shareholders (Commission File No. 000-09165)

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