Form 10-Q
period 2017-09-30
STRYKER CORP
filed 2017-10-27
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-09165
STRYKER CORPORATION
(Exact name of registrant as specified in its charter)

Michigan		38-1239739
(State of incorporation)		(I.R.S. Employer Identification No.)

2825 Airview Boulevard Kalamazoo, Michigan		49002
(Address of principal executive offices)		(Zip Code)

(269) 385-2600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES [X]    NO [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [   ]    NO [X]
There were 374,237,631 shares of Common Stock, $0.10 par value, on September 30, 2017.

STRYKER CORPORATION	2017 Third Quarter Form 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Nine Months
	2017	2016	2017	2016
Net sales	$3,006	$2,833	$8,973	$8,168
Cost of sales	1,024	960	3,039	2,759
Gross profit	$1,982	$1,873	$5,934	$5,409
Research, development and engineering expenses	198	184	582	526
Selling, general and administrative expenses	1,103	1,057	3,335	3,044
Recall charges	66	57	164	104
Amortization of intangible assets	92	89	275	230
Total operating expenses	$1,459	$1,387	$4,356	$3,904
Operating income	$523	$486	$1,578	$1,505
Other income (expense), net	(52)	(67)	(164)	(172)
Earnings before income taxes	$471	$419	$1,414	$1,333
Income taxes	37	64	145	196
Net earnings	$434	$355	$1,269	$1,137

Net earnings per share of common stock:
Basic net earnings per share of common stock	$1.16	$0.95	$3.39	$3.04
Diluted net earnings per share of common stock	$1.14	$0.94	$3.34	$3.01

Weighted-average shares outstanding:
Basic	374.2	374.4	373.8	373.9
Effect of dilutive employee stock options	6.0	4.6	6.0	4.4
Diluted	380.2	379.0	379.8	378.3
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Nine Months
	2017	2016	2017	2016
Net earnings	$434	$355	$1,269	$1,137
Other comprehensive income (loss), net of tax:
Marketable securities	(3)	—	(3)	—
Pension plans	14	(1)	4	(4)
Unrealized losses on designated hedges	(6)	—	(7)	(35)
Financial statement translation	87	(4)	269	78
Total other comprehensive income (loss), net of tax	$92	$(5)	$263	$39
Comprehensive income	$526	$350	$1,532	$1,176
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2017 Third Quarter Form 10-Q

Stryker Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,592	$3,316
Marketable securities	97	68
Accounts receivable, less allowance of $65 ($56 in 2016)	1,965	1,967
Inventories:
Materials and supplies	523	425
Work in process	159	130
Finished goods	1,772	1,475
Total inventories	$2,454	$2,030
Prepaid expenses and other current assets	602	480
Total current assets	$7,710	$7,861
Property, plant and equipment:
Land, buildings and improvements	921	820
Machinery and equipment	2,768	2,341
Total property, plant and equipment	$3,689	$3,161
Less allowance for depreciation	1,837	1,592
Property, plant and equipment, net	$1,852	$1,569
Goodwill	7,026	6,356
Other intangibles, net	3,470	3,508
Other noncurrent assets	1,427	1,141
Total assets	$21,485	$20,435

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$458	$437
Accrued compensation	672	767
Income taxes	143	40
Dividend payable	159	159
Accrued recall expenses	237	594
Accrued expenses and other liabilities	957	923
Current maturities of debt	632	228
Total current liabilities	$3,258	$3,148
Long-term debt, excluding current maturities	6,593	6,686
Other noncurrent liabilities	1,209	1,051
Total liabilities	$11,060	$10,885
Shareholders' equity
Common stock, $0.10 par value:
Authorized: 1 billion shares, outstanding: 374 million shares (375 million shares in 2016)	37	37
Additional paid-in capital	1,475	1,432
Retained earnings	9,411	8,842
Accumulated other comprehensive loss	(498)	(761)
Total shareholders' equity	$10,425	$9,550
Total liabilities & shareholders' equity	$21,485	$20,435
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2017 Third Quarter Form 10-Q

Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
December 31, 2016	$37	$1,432	$8,842	$(761)	$9,550
Net earnings			1,269		1,269
Other comprehensive income				263	263
Issuance of 1.5 million shares of common stock under stock option and benefit plans		(35)			(35)
Repurchases of 1.9 million shares of common stock		(7)	(223)		(230)
Share-based compensation		85			85
Cash dividends declared of $1.275 per share of common stock			(477)		(477)
September 30, 2017	$37	$1,475	$9,411	$(498)	$10,425
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	2017	2016
Operating activities
Net earnings	$1,269	$1,137
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	198	165
Amortization of intangible assets	275	230
Share-based compensation	85	71
Recall charges	164	104
Sale of inventory stepped-up to fair value at acquisition	—	37
Changes in operating assets and liabilities:
Accounts receivable	72	22
Inventories	(322)	(307)
Accounts payable	(2)	(11)
Accrued expenses and other liabilities	(97)	(10)
Recall-related payments	(492)	(128)
Income taxes	(7)	5
Other, net	(263)	(58)
Net cash provided by operating activities	$880	$1,257
Investing activities
Acquisitions, net of cash acquired	(712)	(4,296)
Purchases of marketable securities	(85)	(136)
Proceeds from sales of marketable securities	56	769
Purchases of property, plant and equipment	(412)	(347)
Other investing, net	—	(4)
Net cash used in investing activities	$(1,153)	$(4,014)
Financing activities
Proceeds from borrowings	1,227	4,248
Payments on borrowings	(927)	(1,430)
Dividends paid	(477)	(426)
Repurchases of common stock	(230)	(13)
Cash paid for taxes from withheld shares	(83)	(62)
Other financing, net	(32)	(7)
Net cash (used in) provided by financing activities	$(522)	$2,310
Effect of exchange rate changes on cash and cash equivalents	71	21
Change in cash and cash equivalents	$(724)	$(426)
Cash and cash equivalents at beginning of period	3,316	3,379
Cash and cash equivalents at end of period	$2,592	$2,953
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2017 Third Quarter Form 10-Q

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
New Accounting Pronouncements Not Yet Adopted
In August 2017 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies hedge accounting guidance, as well as improves presentation and disclosure to align the economic effects of risk management strategies in the financial statements. The update is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the impact on our Consolidated Financial Statements.
In May 2017 the FASB issued ASU 2017-09, Compensation - Stock Compensation, which revises the guidance related to changes in terms or conditions of a share-based payment award. We plan to adopt this update on January 1, 2018 and do not expect the adoption to have a material impact on our Consolidated Financial Statements.
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
In February 2016 the FASB issued ASU 2016-02, Leases. This update requires an entity to recognize assets and liabilities on the balance sheet for leases with terms greater than 12 months. We are in the process of evaluating the impact on our Consolidated Financial Statements and anticipate most of our current operating leases will result in the recognition of right to use assets and corresponding liabilities in our Consolidated Balance Sheets. We also anticipate changes in classification between financial statement line items in our Consolidated Statements of Earnings and Consolidated Statements of Cash Flows, but do not anticipate adoption of the update will have a material impact on net earnings and cash flows. We plan to adopt this update on January 1, 2019.
In October 2016 the FASB issued ASU 2016-16, Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory, which requires companies to account for the income tax effect of intercompany sales and transfers of assets other than inventory when the transfer occurs. Under current guidance, we defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. We are in the process of finalizing our assessment of this update, the impact of which we cannot reliably estimate due to potential changes in business structures, future asset transfers, fluctuations in foreign currency exchange rates and potential changes in rules and regulations enacted by tax authorities. We will adopt this update on January 1, 2018.
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
Accounting Pronouncements Recently Adopted
On January 1, 2017 we adopted ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The impact on our Consolidated Statements of Earnings was a tax benefit of $8 in the three months 2017 and $48 in the nine months 2017. In our 2016 Consolidated Statements of Cash Flow we reclassified $31 from other financing to income taxes within operating activities to conform to current year presentation.
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
NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2017	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(142)	$23	$(471)	$(590)
OCI	(6)	16	(7)	74	77
Income taxes	2	(4)	2	13	13
Reclassifications to:
Cost of sales	—	2	(1)	—	1
Other income	1	—	—	—	1
Income taxes	—	—	—	—	—
Net OCI	$(3)	$14	$(6)	$87	$92
Ending	$(3)	$(128)	$17	$(384)	$(498)

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2017 Third Quarter Form 10-Q

Three Months 2016	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(122)	$(31)	$(442)	$(595)
OCI	1	(4)	(4)	(8)	(15)
Income taxes	—	1	2	4	7
Reclassifications to:
Cost of sales	—	2	3	—	5
Other expense	(1)	—	—	—	(1)
Income taxes	—	—	(1)	—	(1)
Net OCI	$—	$(1)	$—	$(4)	$(5)
Ending	$—	$(123)	$(31)	$(446)	$(600)

Nine Months 2017	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(132)	$24	$(653)	$(761)
OCI	(6)	1	(17)	227	205
Income taxes	2	(1)	5	42	48
Reclassifications to:
Cost of sales	—	5	7	—	12
Other Income	1	—	—	—	1
Income taxes	—	(1)	(2)	—	(3)
Net OCI	$(3)	$4	$(7)	$269	$263
Ending	$(3)	$(128)	$17	$(384)	$(498)

Nine Months 2016	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(119)	$4	$(524)	$(639)
OCI	3	(10)	(43)	69	19
Income taxes	(1)	2	13	9	23
Reclassifications to:
Cost of sales	—	5	(5)	—	—
Other expense	(3)	—	—	—	(3)
Income taxes	1	(1)	—	—	—
Net OCI	$—	$(4)	$(35)	$78	$39
Ending	$—	$(123)	$(31)	$(446)	$(600)
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

September 2017	Designated	Non-Designated	Total
Gross notional amount	$1,185	$3,488	$4,673
Maximum term in days			548
Fair value:
Other current assets	$13	$24	$37
Other noncurrent assets	1	—	1
Other current liabilities	(35)	(5)	(40)
Other noncurrent liabilities	(1)	—	(1)
Total	$(22)	$19	$(3)

December 2016	Designated	Non-Designated	Total
Gross notional amount	$1,058	$2,841	$3,899
Maximum term in days			548
Fair value:
Other current assets	$24	$17	$41
Other noncurrent assets	4	—	4
Other current liabilities	(9)	(7)	(16)
Other noncurrent liabilities	(2)	—	(2)
Total	$17	$10	$27
On September 30, 2017 the total after-tax amount in AOCI related to our designated net investment hedges was $21. We evaluate the effectiveness of our net investment hedges quarterly. We have not recognized any ineffectiveness in 2017.
We are exposed to credit loss in the event of nonperformance by our counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.

Net Currency Exchange Rate (Losses) Gains
	Three Months		Nine Months
Recorded in:	2017	2016	2017	2016
Cost of sales	$1	$(3)	$(7)	$5
Other income (expense), net	(2)	(5)	(6)	(15)
Total	$(1)	$(8)	$(13)	$(10)
On September 30, 2017 and December 31, 2016 pretax gains on derivatives designated as hedges recorded in AOCI that are expected to be reclassified to earnings within 12 months of the balance sheet date were $2 and less than $1. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There were no ineffective portions of derivatives that resulted in gains or losses in any of the periods presented.
Interest Rate Risk on Future Debt Issuance
On September 30, 2017 we had interest rate swaps with notional amounts of $600 designated as forward starting interest rate swaps in anticipation of future debt issuances. The market value of outstanding interest rate swap agreements on September 30, 2017 was $40, which was recorded in other current assets with an offsetting amount recorded in AOCI. Upon the probable issuance of the debt, these amounts will be released to interest expense over the term of the debt. The cash flow effect of this hedge is recorded in cash flow from operations.
On September 30, 2017 we had interest rate swaps with gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 senior unsecured notes due in 2024. There was no hedge ineffectiveness recorded as a result of these fair value hedges in 2017.

Fair Value Interest Rate Hedge Instruments
	September 2017	December 2016
Gross notional amount	$500	$500
Fair value:
Other noncurrent assets	$10	$9
Long-term debt	(10)	(9)
Total	$—	$—

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2017 Third Quarter Form 10-Q

NOTE 4 - FAIR VALUE MEASUREMENTS
Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3	Unobservable inputs reflecting our assumptions or external inputs from active markets
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

Assets and Liabilities Measured at Fair Value
	September	December
	2017	2016
Cash and cash equivalents	$2,592	$3,316
Trading marketable securities	114	94
Level 1 - Assets	$2,706	$3,410
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$33	$25
United States agency debt securities	19	9
United States Treasury debt securities	24	16
Certificates of deposit	21	18
Total available-for-sale marketable securities	$97	$68
Foreign currency exchange forward contracts	38	45
Interest rate swap asset	50	57
Level 2 - Assets	$185	$170
Total assets measured at fair value	$2,891	$3,580

Deferred compensation arrangements	$114	$94
Level 1 - Liabilities	$114	$94
Foreign currency exchange forward contracts	$41	$18
Level 2 - Liabilities	$41	$18
Contingent consideration:
Beginning	$86	$56
Additions	5	49
Change in estimate	(2)	(7)
Settlements	(56)	(12)
Ending	$33	$86
Level 3 - Liabilities	$33	$86
Total liabilities measured at fair value	$188	$198
There were no significant transfers into or out of any level in 2017.

Fair Value of Available for Sale Securities by Maturity
	September 2017	December 2016
Due in one year or less	$50	$36
Due after one year through three years	$47	$32

On September 30, 2017 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income was $15 and $7 in the three months and $38 and $19 in the nine months 2017 and 2016, which was recorded in other income (expense), net.
Less than 1% of our investments in available-for-sale marketable securities had a credit quality rating of less than A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired on September 30, 2017. Substantially all our investments with unrealized losses that were not deemed to be other-than-temporarily impaired were in a continuous unrealized loss position for less than twelve months, and the losses were nominal.

Securities in a Continuous Unrealized Loss Position
	Number of Investments	Fair Value
Corporate and asset-backed	25	$9
United States agency	15	18
United States Treasury	16	24
Certificates of deposit	6	3
Total	62	$54
NOTE 5 - ACQUISITIONS
In September 2017 we completed the acquisition of NOVADAQ Technologies Inc. (NOVADAQ) for total consideration of approximately $716. NOVADAQ is a leading developer of fluorescence imaging technology that provides surgeons with visualization of blood flow in vessels and related tissue perfusion in cardiac, cardiovascular, gastrointestinal, plastic, microsurgical, and reconstructive procedures. This acquisition enhances product offerings within our MedSurg segment.
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
Purchase price allocations for NOVADAQ and certain Other acquisitions in 2017 and 2016 are based on preliminary valuations. Our estimates and assumptions are subject to change within the measurement period.
Goodwill acquired with the Sage and Synergetics acquisitions is deductible for tax purposes.

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2017 Third Quarter Form 10-Q

Purchase Price Allocation of Acquired Net Assets
	2017		2016
	NOVADAQ	Other	Sage	Physio	Other
Purchase price paid	$716	$38	$2,870	$1,299	$348
Contingent consideration	—	5	5	—	27
Loss on settlement of pre-existing contract	—	—	—	—	(19)
Total consideration	$716	$43	$2,875	$1,299	$356
Tangible assets:
Cash	$42	$—	$91	$32	$1
Accounts receivable	20	1	29	107	17
Inventory	22	2	63	61	5
Other assets	26	1	80	103	22
Liabilities	(54)	(2)	(83)	(364)	(37)
Intangible assets:
Customer relationship	18	—	930	344	12
Trade name	1	—	70	160	10
Developed technology and patents	139	33	173	226	119
Non-compete	—	—	—	—	2
IPR&D	—	—	—	7	7
Goodwill	502	8	1,522	623	199
	$716	$43	$2,875	$1,299	$357
Weighted-average life of intangible assets	15	15	15	14	12

Estimated Amortization Expense
Remainder of 2017	2018	2019	2020	2021
$90	$372	$348	$329	$319
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
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. On November 3, 2014 we announced that we had entered into a settlement agreement to compensate eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem prior to that date and in December 2016 the settlement program was extended to patients who had revision surgery prior to December 19, 2016. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, some lawsuits remain and we will continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter globally is currently estimated to be approximately $2,072 to $2,327 (net of $232 of third-party insurance recoveries). We recognized additional charges to earnings of $35 and $104 in the three and nine months 2017, representing the excess of the minimum of the range over the previously recorded reserves. The final outcome of this matter is dependent on many factors that are difficult to predict including the number of enrollees in the settlement program and the total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we filed a lawsuit in federal court against Zimmer Biomet Holdings, Inc. (Zimmer), alleging that a Zimmer product infringed on three of our patents. In 2013 following a jury trial favorable to us, the trial judge entered a final judgment that, among other things, awarded us damages of $76 and ordered Zimmer to pay us enhanced damages. Zimmer appealed this ruling. In December 2014 the Federal Circuit affirmed the damages awarded to us, reversed the order for enhanced damages and remanded the issue of attorney fees to the trial court. In May 2015 the trial court entered a stipulated judgment that, among other things, required Zimmer to pay us the base amount of damages and interest, while the issues of enhanced damages and attorney fees continue to be pursued. In June 2015 we recorded a $54 gain, net of legal costs, which was recorded within selling, general and administrative expenses. On June 13, 2016 the United States Supreme Court vacated the decision of the Federal Circuit that reversed our judgment for enhanced damages and remanded the case to the Federal Circuit to reconsider the issue. On September 12, 2016 the Federal Circuit issued an opinion that, among other things, remanded the issue of enhanced damages to the trial court. On July 12, 2017 the trial court reaffirmed its award of enhanced damages and then entered a judgment of $164 in our favor. On July 24, 2017 Zimmer filed a notice of appeal of this decision.
In April 2011 Hill-Rom Company, Inc. and affiliated entities (Hill-Rom) brought a lawsuit against us alleging infringement under United States patent laws with respect to nine patents related to electrical network communications for hospital beds. On July 18, 2017 the parties resolved the litigation pursuant to a confidential settlement agreement under which we agreed to pay $15 to Hill-Rom.
NOTE 7 - DEBT AND CREDIT FACILITIES
In January 2017 we issued $500 of senior unsecured notes with an interest rate of 1.800% due on January 15, 2019. Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On September 30, 2017 there were no amounts outstanding under our commercial paper program.
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on September 30, 2017.

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2017 Third Quarter Form 10-Q

Summary of Total Debt
Senior unsecured notes:		September 2017	December 2016
Rate	Due
1.300%	April 1, 2018	$599	$598
1.800%	January 15, 2019	499	—
2.000%	March 8, 2019	747	746
4.375%	January 15, 2020	498	497
2.625%	March 15, 2021	746	745
3.375%	May 15, 2024	603	602
3.375%	November 1, 2025	745	744
3.500%	March 15, 2026	988	987
4.100%	April 1, 2043	391	391
4.375%	May 15, 2044	394	395
4.625%	March 15, 2046	980	979
Commercial paper		—	200
Other		35	30
Total debt		$7,225	$6,914
Less current maturities		632	228
Total long-term debt		$6,593	$6,686

Unamortized debt issuance costs		$41	$45
Available borrowing capacity		$1,542	$1,551
Fair value of debt		$7,446	$6,762
The fair value of the debt (excluding the interest rate hedge) was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
NOTE 8 - CAPITAL STOCK
In February 2017 we declared a quarterly dividend of $0.425 per share payable on April 28, 2017 to shareholders of record at the close of business on March 31, 2017. In May 2017 we declared a quarterly dividend of $0.425 per share payable on July 31, 2017 to shareholders of record at the close of business on June 30, 2017. In August 2017 we declared a quarterly dividend of $0.425 per share payable on October 31, 2017 to shareholders of record at the close of business on September 29, 2017.
In March 2015 we announced that our Board of Directors had authorized us to purchase up to $2,000 of our common stock. In January 2017 we repurchased 1.9 million shares at a cost of $230 under our authorized repurchase program. The manner, timing and amount of repurchases are determined by management based on an evaluation of market conditions, stock price, and other factors and is subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On September 30, 2017 the total dollar value of shares that could be acquired under our authorized repurchase program was $1,640.
NOTE 9 - INCOME TAXES
Our effective tax rates were 7.9% and 15.2% in the three months and 10.3% and 14.7% in the nine months 2017 and 2016. The decrease in the effective income tax rates in the three and nine months 2017 was primarily due to the income tax effect of the adoption of ASU 2016-09. Refer to Note 1 for further information.

NOTE 10 - SEGMENT INFORMATION

	Three Months		Nine Months
	2017	2016	2017	2016
Orthopaedics	$1,132	$1,077	$3,408	$3,216
MedSurg	1,336	1,253	3,977	3,469
Neurotechnology and Spine	538	503	1,588	1,483
Net sales	$3,006	$2,833	$8,973	$8,168
Orthopaedics	$389	$383	$1,175	$1,152
MedSurg	271	269	840	714
Neurotechnology and Spine	157	142	445	406
Segment operating income	$817	$794	$2,460	$2,272
Items not allocated to segments:
Corporate and other	(89)	(88)	(265)	(258)
Acquisition and integration-related charges	(11)	(49)	(29)	(120)
Amortization of intangible assets	(92)	(89)	(275)	(230)
Restructuring-related charges	(36)	(25)	(119)	(67)
Rejuvenate and ABG II and other recalls	(66)	(57)	(164)	(104)
Legal matters	—	—	(30)	12
Consolidated operating income	$523	$486	$1,578	$1,505
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2016.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2017 Third Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview of the Three and Nine Months
In the three months 2017 we achieved sales growth of 6.1%. Excluding the impact of acquisitions, sales grew 5.5% in constant currency, in line with our goal to grow organic sales at the high-end of the medical technology industry. We reported net earnings of $434 in the three months and achieved 21.3% growth in net earnings per diluted share. Excluding the impact of certain items, we achieved adjusted net earnings(1) of $578 and growth of 9.4% in adjusted net earnings per diluted share(1).
In the nine months 2017 we achieved sales growth of 9.9%. Excluding the impact of acquisitions, sales grew 6.7% in constant currency, in line with our goal to grow organic sales at the high-end of the medical technology industry. We reported net earnings of $1,269 in the nine months and achieved 11.0% growth in net earnings per diluted share. Excluding the impact of certain items, we achieved adjusted net earnings(1) of $1,719 and growth of 12.7% in adjusted net earnings per diluted share(1).
Recent Developments
In October 2017 we acquired a majority of the outstanding equity securities of VEXIM, a French public company, and commenced a tender offer to acquire all of VEXIM's remaining outstanding equity securities for total cash consideration of approximately $215. VEXIM is a medical device company specializing in the minimally-invasive treatment of vertebral fractures and had net sales in 2016 of approximately $19. The transaction is expected to close in the fourth quarter of 2017.
In September 2017 we completed the acquisition of NOVADAQ Technologies Inc. (NOVADAQ) for total consideration of approximately $716. NOVADAQ is a leading developer of fluorescence imaging technology that provides surgeons with visualization of blood flow in vessels and related tissue perfusion in cardiac, cardiovascular, gastrointestinal, plastic, microsurgical, and reconstructive procedures.
In August 2017, we initiated a voluntary product recall involving specific lots of our Sage Products (Sage) Oral Care products. We took this action in response to a Warning Letter received from the U.S. Food and Drug Administration (FDA) dated July 17, 2017, which set forth concerns regarding the potential for cross-contamination of Oral Care solutions manufactured by a third party supplier on equipment also used to manufacture non-pharmaceutical products.  We discontinued business with the third-party supplier and the Oral Care solutions are now being manufactured in-house by Sage. We resumed shipping Oral Care products in October and continue to anticipate a return to full supply capacity by year-end.
We also placed Sage cloth-based products on a temporary ship hold during the quarter in response to concerns set forth in the FDA Warning Letter regarding testing methods used for all Sage products containing solutions.  We resumed shipping products manufactured by Sage and tested under the testing method required by FDA in September and continue to anticipate a return to full supply capacity by year-end.

RESULTS OF OPERATIONS

	Three Months					Nine Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2017	2016	2017	2016	Change	2017	2016	2017	2016	Change
Net sales	$3,006	$2,833	100.0%	100.0%	6.1%	$8,973	$8,168	100.0%	100.0%	9.9%
Gross profit	1,982	1,873	65.9	66.1	5.8	5,934	5,409	66.1	66.2	9.7
Research, development and engineering expenses	198	184	6.6	6.5	7.6	582	526	6.5	6.4	10.6
Selling, general and administrative expenses	1,103	1,057	36.7	37.3	4.4	3,335	3,044	37.2	37.3	9.6
Recall charges	66	57	2.2	2.0	15.8	164	104	1.8	1.3	57.7
Amortization of intangible assets	92	89	3.1	3.1	3.4	275	230	3.1	2.8	19.6
Other income (expense), net	(52)	(67)	(1.7)	(2.4)	(22.4)	(164)	(172)	(1.8)	(2.1)	(4.7)
Income taxes	37	64			(42.2)	145	196			(26.0)
Net earnings	$434	$355	14.4%	12.5%	22.3%	$1,269	$1,137	14.1%	13.9%	11.6%

Net earnings per diluted share	$1.14	$0.94			21.3%	$3.34	$3.01			11.0%
Adjusted net earnings per diluted share(1)	$1.52	$1.39			9.4%	$4.53	$4.02			12.7%
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2017 Third Quarter Form 10-Q

Geographic and Segment Net Sales	Three Months				Nine Months
			Percentage Change				Percentage Change
	2017	2016	As Reported	Constant Currency	2017	2016	As Reported	Constant Currency
Geographic:
United States	$2,182	$2,059	6.0%	6.0%	$6,546	$5,930	10.4%	10.4%
International	824	774	6.4	5.4	2,427	2,238	8.5	9.6
Total	$3,006	$2,833	6.1%	5.8%	$8,973	$8,168	9.9%	10.2%
Segment:
Orthopaedics	$1,132	$1,077	5.1%	4.8%	$3,408	$3,216	6.0%	6.4%
MedSurg	1,336	1,253	6.7	6.2	3,977	3,469	14.7	14.9
Neurotechnology and Spine	538	503	6.9	7.0	1,588	1,483	7.0	7.5
Total	$3,006	$2,833	6.1%	5.8%	$8,973	$8,168	9.9%	10.2%

Supplemental Net Sales Growth Information
	Three Months							Nine Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2017	2016	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2017	2016	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$369	$354	4.2%	3.9%	4.3%	4.0%	2.6%	$1,149	$1,085	5.9%	6.2%	6.3%	5.0%	5.9%
Hips	313	310	1.0	0.9	0.2	2.2	1.9	955	949	0.6	1.3	1.5	(0.8)	1.0
Trauma and Extremities	367	343	7.4	6.9	11.2	1.0	(0.2)	1,070	998	7.3	7.7	10.9	1.4	2.5
Other	83	70	16.3	15.9	20.4	0.7	(1.0)	234	184	26.6	26.5	26.7	26.3	25.5
Total Orthopaedics	$1,132	$1,077	5.1%	4.8%	6.5%	2.2%	1.2%	$3,408	$3,216	6.0%	6.4%	7.7%	2.5%	3.7%
MedSurg:
Instruments	$404	$380	6.3%	6.1%	6.4%	6.1%	4.8%	$1,190	$1,122	6.1%	6.3%	6.1%	5.9%	6.9%
Endoscopy	404	364	10.9	10.4	13.8	1.7	(0.4)	1,183	1,049	12.8	12.8	14.6	6.6	6.7
Medical	464	450	3.4	2.8	(1.0)	21.5	18.5	1,413	1,122	26.0	26.4	22.8	38.8	40.9
Sustainability	64	59	7.3	7.3	7.1	57.3	53.0	191	176	8.3	8.3	8.2	37.2	36.4
Total MedSurg	$1,336	$1,253	6.7%	6.2%	5.8%	9.9%	7.7%	$3,977	$3,469	14.7%	14.9%	14.2%	16.5%	17.4%
Neurotechnology and Spine:
Neurotechnology	$353	$311	13.5%	13.7%	11.8%	16.6%	17.1%	$1,036	$924	12.0%	12.6%	10.6%	14.7%	16.1%
Spine	185	192	(3.7)	(3.8)	(3.6)	(4.2)	(4.3)	552	559	(1.2)	(0.9)	(0.9)	(2.3)	(0.8)
Total Neurotechnology and Spine	$538	$503	6.9%	7.0%	5.3%	10.3%	10.7%	$1,588	$1,483	7.0%	7.5%	5.8%	9.7%	11.2%
Total	$3,006	$2,833	6.1%	5.8%	6.0%	6.4%	5.4%	$8,973	$8,168	9.9%	10.2%	10.4%	8.5%	9.6%

Consolidated Net Sales
Consolidated net sales increased 6.1% in the three months 2017 as reported and 5.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.3%. Excluding the 0.3% impact of acquisitions, net sales in constant currency increased by 6.5% from increased unit volume (including negative impacts of 1.8% related to Sage product recalls and temporary ship holds and 0.6% related to hurricanes) partially offset by 1.0% due to lower prices. The unit volume increase was primarily due to higher shipments of endoscopy, trauma and extremities, neurotechnology, instruments and knee products.
Consolidated net sales increased 9.9% in the nine months 2017 as reported and 10.2% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.3%. Excluding the 3.5% impact of acquisitions, net sales in constant currency increased by 7.8% from increased unit volume (including negative impacts of 0.7% related to Sage product recalls and temporary ship holds and 0.2% related to hurricanes) partially offset by 1.1% due to lower prices. The unit volume increase was primarily due to higher shipments of endoscopy, knee, trauma and extremities, instrument and neurotechnology products.
Orthopaedics Net Sales
Orthopaedics net sales increased 5.1% in the three months 2017 as reported and 4.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.3%. Excluding the 0.3% impact of acquisitions, net sales in constant currency increased by 6.5% from increased unit volume (including 0.4% negative impact related to hurricanes) partially offset by 2.0% due to lower prices. The unit volume increase was primarily due to higher shipments of knee, trauma and extremities and capital.
Orthopaedics net sales increased 6.0% in the nine months 2017 as reported and 6.4% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.4%. Excluding the 0.4% impact of acquisitions, net sales in constant currency increased by 8.4% from increased unit volume (including 0.2% negative impact related to hurricanes) partially offset by 2.4% due to lower prices. The unit volume increase was primarily due to higher shipments of knee, trauma and extremities and capital.
MedSurg Net Sales
MedSurg net sales increased 6.7% in the three months 2017 as reported and 6.2% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.5%. Excluding the 0.6% impact of acquisitions, net sales in constant currency increased by 5.6% from increased unit volume (including negative impacts of 4.6% related to Sage product recalls and ship holds and 0.8% related to hurricanes). The unit volume increase was primarily due to higher shipments of endoscopy and instrument products.
MedSurg net sales increased 14.7% in the nine months 2017 as reported and 14.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.2%. Excluding

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2017 Third Quarter Form 10-Q

the 7.4% impact of acquisitions, net sales in constant currency increased by 7.4% from increased unit volume (including negative impacts of 1.7% related to Sage product recalls and ship holds and 0.3% related to hurricanes) and 0.1% due to higher prices. The unit volume increase was primarily due to higher shipments of endoscopy and instrument products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales increased 6.9% in the three months 2017 as reported and 7.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.1%. Net sales in constant currency increased by 8.1% from increased unit volume (including 0.5% negative impact related to hurricanes) partially offset by 1.1% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Neurotechnology and Spine net sales increased 7.0% in the nine months 2017 as reported and 7.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.5%. Excluding the 0.7% impact of acquisitions, net sales in constant currency increased by 8.2% from increased unit volume (including 0.2% negative impact related to hurricanes) partially offset by 1.4% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Gross Profit
Gross profit as a percentage of sales in the three months 2017 decreased to 65.9% from 66.1% in 2016. Excluding the impact of the charges noted below, gross profit decreased to 66.0% of sales in the three months 2017 from 66.3% in 2016 primarily due to lower selling prices and product mix, partially offset by benefits from reductions in costs. Gross profit as a percentage of sales in the nine months 2017 decreased to 66.1% from 66.2% in 2016. Excluding the impact of the charges noted below, gross profit decreased to 66.3% of sales in the nine months 2017 from 66.8% in 2016 primarily due to recent acquisitions, lower selling prices and foreign currency, partially offset by productivity and product mix.

			Percent Net Sales
Three Months	2017	2016	2017	2016
Reported	$1,982	$1,873	65.9%	66.1%
Inventory stepped-up to fair value	2	2	0.1	0.1
Restructuring-related charges	1	2	—	0.1
Adjusted	$1,985	$1,877	66.0%	66.3%

			Percent Net Sales
Nine Months	2017	2016	2017	2016
Reported	$5,934	$5,409	66.1%	66.2%
Inventory stepped-up to fair value	2	37	—	0.5
Restructuring-related charges	12	7	0.2	0.1
Adjusted	$5,948	$5,453	66.3%	66.8%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $14 or 7.6% in the three months 2017 and were 6.6% of sales in 2017 and 6.5% in 2016. These expenses increased $56 or 10.6% in the nine months 2017 and were 6.5% of sales in 2017 and 6.4% in 2016. Recent acquisitions and the timing of spending on projects and investments in new technologies contributed to the increased spending levels.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $46 or 4.4% in the three months 2017 and decreased as a percentage of sales to 36.7% from 37.3% in 2016. Excluding the impact of the charges noted below, expenses increased to 35.2% of sales in the three months 2017 from 34.9% in 2016, primarily due to planned investments in our selling organization and our new global ERP system, partially offset by cost containment efforts and business mix, including leverage from our recent acquisitions.
Selling, general and administrative expenses increased $291 or 9.6% in the nine months 2017 and decreased as a percentage of sales to 37.2% from 37.3% in 2016. Excluding the impact of the charges noted below, expenses decreased to 35.3% of sales in the nine months 2017 from 35.7% in 2016, primarily due to cost containment efforts and business mix, including leverage from our recent acquisitions, partially offset by planned investments in our selling organization and our new global ERP system.

			Percent Net Sales
Three Months	2017	2016	2017	2016
Reported	$1,103	$1,057	36.7%	37.3%
Other acquisition and integration-related	(9)	(47)	(0.3)	(1.7)
Restructuring-related charges	(35)	(23)	(1.2)	(0.8)
Legal matters	—	—	—	—
Adjusted	$1,059	$987	35.2%	34.9%

			Percent Net Sales
Nine Months	2017	2016	2017	2016
Reported	$3,335	$3,044	37.2%	37.3%
Other acquisition and integration-related	(27)	(83)	(0.3)	(1.0)
Restructuring-related charges	(107)	(60)	(1.2)	(0.7)
Legal matters	(30)	12	(0.4)	0.1
Adjusted	$3,171	$2,913	35.3%	35.7%
Recall Charges
Recall charges were $66 and $57 in the three months and $164 and $104 in the nine months 2017 and 2016. The charges were primarily due to the previously disclosed Rejuvenate and ABG II Modular-Neck hip stems voluntary recalls and the voluntary recalls on Sage Products Oral Care solutions in the three months 2017. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $92 and $89 in the three months and $275 and $230 in the nine months 2017 and 2016. The increase in 2017 was primarily due to our recent acquisitions. Refer to Note 5 to our Consolidated Financial Statements for further information.
Other Income (Expense), Net
Other income (expense), net was ($52) and ($67) in the three months and ($164) and ($172) in the nine months 2017 and 2016. The decrease in the three months 2017 was primarily due to an increase in interest income and lower interest expense. The decrease in the nine months 2017 was primarily due to an increase in interest income, partially offset by higher interest expense from increased debt levels as a result of our March 2016 and January 2017 debt offerings.
Income Taxes
The effective income tax rate on earnings was 7.9% and 15.2% in the three months and 10.3% and 14.7% in the nine months 2017 and 2016. The decrease in the effective income tax rate in the three and nine months 2017 is primarily due to the income tax effect of

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2017 Third Quarter Form 10-Q

the adoption of ASU 2016-09. Refer to Note 1 to our Consolidated Financial Statements for further information.
Net Earnings
Net earnings increased to $434 or $1.14 per diluted share in the three months 2017 from $355 or $0.94 per diluted share in 2016. Adjusted net earnings(1) per diluted share increased 9.4% to $1.52 in the three months 2017 from $1.39 in 2016. The impact of foreign currency exchange rates on net earnings reduced net earnings per diluted share by less than $0.01 and approximately $0.03 in the three months 2017 and 2016.
Net earnings increased to $1,269 or $3.34 per diluted share in the nine months 2017 from $1,137 or $3.01 per diluted share in 2016. Adjusted net earnings(1) per diluted share increased 12.7% to $4.53 in the nine months 2017 from $4.02 in 2016. The impact of foreign currency exchange rates on net earnings reduced net earnings per diluted share by approximately $0.07 and $0.08 in the nine months 2017 and 2016.

			Percent Net Sales
Three Months	2017	2016	2017	2016
Reported	$434	$355	14.4%	12.5%
Inventory stepped-up to fair value	2	1	0.1	—
Other acquisition and integration-related	6	44	0.2	1.6
Amortization of intangible assets	66	62	2.2	2.2
Restructuring-related charges	27	20	0.9	0.7
Rejuvenate and other recall matters	48	44	1.6	1.6
Legal matters	(5)	—	(0.2)	—
Adjusted	$578	$526	19.2%	18.6%

			Percent Net Sales
Nine Months	2017	2016	2017	2016
Reported	$1,269	$1,137	14.1%	13.9%
Inventory stepped-up to fair value	2	23	—	0.3
Other acquisition and integration-related	20	69	0.2	0.8
Amortization of intangible assets	190	160	2.1	2.0
Restructuring-related charges	95	54	1.1	0.7
Rejuvenate and other recall matters	123	83	1.4	1.0
Legal Matters	20	(7)	0.3	(0.1)
Adjusted	$1,719	$1,519	19.2%	18.6%
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2017 Third Quarter Form 10-Q

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2017	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$1,982	$1,103	$92	$523	$434	7.9%	$1.14
Acquisition and integration-related charges:
Inventory stepped-up to fair value	2	—	—	2	2	—	0.01
Other acquisition and integration-related	—	(9)	—	9	6	0.2	0.01
Amortization of purchased intangible assets	—	—	(92)	92	66	2.7	0.18
Restructuring-related charges	1	(35)	—	36	27	0.7	0.07
Rejuvenate and other recall matters	—	—	—	66	48	1.9	0.13
Legal matters	—	—	—	—	(5)	1.2	(0.02)
Adjusted	$1,985	$1,059	$—	$728	$578	14.6%	$1.52

Three Months 2016	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$1,873	$1,057	$89	$486	$355	15.2%	$0.94
Acquisition and integration-related charges:
Inventory stepped-up to fair value	2	—	—	2	1	0.2	—
Other acquisition and integration-related	—	(47)	—	47	44	(1.2)	0.12
Amortization of purchased intangible assets	—	—	(89)	89	62	2.7	0.16
Restructuring-related charges	2	(23)	—	25	20	0.1	0.05
Rejuvenate and other recall matters	—	—	—	57	44	0.5	0.12
Adjusted	$1,877	$987	$—	$706	$526	17.5%	$1.39

Nine Months 2017	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$5,934	$3,335	$275	$1,578	$1,269	10.3%	$3.34
Acquisition and integration-related charges:
Inventory stepped-up to fair value	2	—	—	2	2	—	0.01
Other acquisition and integration-related	—	(27)	—	27	20	0.2	0.05
Amortization of purchased intangible assets	—	—	(275)	275	190	3.0	0.50
Restructuring-related charges	12	(107)	—	119	95	0.4	0.25
Rejuvenate and other recall matters	—	—	—	164	123	1.1	0.33
Legal matters	—	(30)	—	30	20	0.4	0.05
Adjusted	$5,948	$3,171	$—	$2,195	$1,719	15.4%	$4.53

Nine Months 2016	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$5,409	$3,044	$230	$1,505	$1,137	14.7%	$3.01
Acquisition and integration-related charges:
Inventory stepped-up to fair value	37	—	—	37	23	0.6	0.06
Other acquisition and integration-related	—	(83)	—	83	69	—	0.19
Amortization of purchased intangible assets	—	—	(230)	230	160	2.2	0.42
Restructuring-related charges	7	(60)	—	67	54	0.1	0.14
Rejuvenate and other recall matters	—	—	—	104	83	0.1	0.22
Legal matters	—	12	—	(12)	(7)	(0.2)	(0.02)
Adjusted	$5,453	$2,913	$—	$2,014	$1,519	17.5%	$4.02

FINANCIAL CONDITION AND LIQUIDITY

Nine Months	2017	2016
Net cash provided by operating activities	$880	$1,257
Net cash used in investing activities	(1,153)	(4,014)
Net cash (used in) provided by financing activities	(522)	2,310
Effect of exchange rate changes	71	21
Change in cash and cash equivalents	$(724)	$(426)
Certain prior year amounts have been reclassified to conform to current year presentation in our Consolidated Statement of Cash Flows.
Operating Activities
Cash provided by operations was $880 and $1,257 in the nine months 2017 and 2016. Operating cash flows resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, share-based compensation and deferred income taxes). The decrease was primarily due to higher recall-related payments, net of charges, the unfavorable impact of foreign currency remeasurement and higher accrued expenses, partially offset by a lower increase in working capital as the net of accounts receivable, inventory and accounts payable consumed $252 of cash in 2017 compared to $296 in 2016.
Investing Activities
Cash used in investing activities was $1,153 and $4,014 in the nine months 2017 and 2016. The decrease is primarily due to higher acquisition activity in 2016. Refer to Note 5 to our Consolidated Financial Statements for information.
Acquisitions, Net of Cash Acquired: Acquisitions resulted in cash consumption of $712 and $4,296 in the nine months 2017 and 2016. In 2017 we acquired NOVADAQ and certain other business and

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2017 Third Quarter Form 10-Q

related assets. In 2016 we acquired Sage, Physio, Synergetics and certain other business and related assets.
Purchases of Property, Plant and Equipment: Purchases of property, plant and equipment were $412 and $347 in the nine months 2017 and 2016. The increase is primarily due to capital expenditures associated with the development of our new global ERP system and investments in new and existing plants and equipment to support sales growth.
Marketable Securities, Net: Cash used to purchase marketable securities was $29 in the nine months 2017, and cash received from the sales of marketable securities was $633 in the nine months 2016.
Financing Activities
Dividends and Share Repurchases: Dividends paid per common share increased 11.8% to $1.275 per share in the nine months 2017 compared to $1.140 per share in the nine months 2016.

Nine Months	2017	2016
Total dividends paid to common shareholders	$477	$426
Total amount paid to repurchase common stock	$230	$13
Shares of repurchased common stock (in millions)	1.9	0.1
Borrowings and Repayments of Debt: Net proceeds from borrowings were $300 in the nine months 2017 primarily from the issuance of $500 of senior unsecured notes partially offset by payment of $200 of commercial paper. Net proceeds were $2,818 in the nine months 2016 primarily from the issuance of $3,500 of senior unsecured notes, partially offset by payment of $750 of senior unsecured notes due in September 2016.
Liquidity
Cash, cash equivalents and marketable securities were $2,689 and $3,384 on September 30, 2017 and December 31, 2016. Current assets exceeded current liabilities by $4,452 and $4,713 on September 30, 2017 and December 31, 2016. We anticipate being able to support our short-term liquidity and operating needs, including acquisitions and Rejuvenate and ABG II recall-related payments, from a variety of sources including cash from operations, commercial paper and existing credit lines. We raised funds in the capital markets and may continue to do so from time to time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
We have existing credit facilities should additional funds be required. On September 30, 2017 we had approximately $1,542 of borrowing capacity available under all of our existing credit facilities.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 80% on September 30, 2017 compared to 84% on December 31, 2016. The majority of our cash held in locations outside the United States is considered to be indefinitely reinvested. We intend to use this cash to expand operations organically and through acquisitions.
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

OTHER MATTERS
Legal and Regulatory Matters
As further described in Note 6 to our Consolidated Financial Statements, we recorded additional charges to earnings of $35 in the three months 2017 and $104 in the nine months 2017 representing the excess of the minimum of the range of probable loss to resolve the Rejuvenate and ABG II recalls over the previously recorded reserves. Based on the information that has been received the actuarially determined range of probable loss to resolve this matter is estimated to be approximately $2,072 to $2,327 (net of $232 of third-party insurance recoveries). The final outcome of this matter is dependent on many variables that are difficult to predict. The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and could have a material adverse effect on our financial position, results of operations and cash flows.
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
Evaluation of Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2017. Based upon that evaluation, we concluded disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such material information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There was no change to our internal control over financial reporting in the three months 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) We issued 512 shares of our common stock in the three months 2017 as performance incentive awards to employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

ITEM 6.	EXHIBITS

31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
* Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2017 Third Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

October 27, 2017	/s/ KEVIN A. LOBO
Date	Kevin A. Lobo, Chairman and Chief Executive Officer

October 27, 2017	/s/ GLENN S. BOEHNLEIN
Date	Glenn S. Boehnlein, Vice President, Chief Financial Officer

16