Form 10-K
period 2017-12-31
STRYKER CORP
filed 2018-02-08
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES [X]    NO [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES [ ]    NO [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES [X]    NO [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Small reporting company	[ ]
			Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES [ ]    NO [X]
Based on the closing sales price of June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $48,322,392,325. There were 374,642,060 shares outstanding of the registrant’s common stock, $.10 par value, on January 31, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2018 Annual Meeting of Shareholders (the 2018 proxy statement) are incorporated by reference into Part III.

STRYKER CORPORATION 2017 FORM 10-K

STRYKER CORPORATION 2017 FORM 10-K

PART I

ITEM 1.	BUSINESS.
Stryker Corporation (Stryker or the Company) is one of the world's leading medical technology companies and, together with its customers, is driven to make healthcare better. The Company offers innovative products and services in Orthopaedics, Medical and Surgical, and Neurotechnology and Spine that help improve patient and hospital outcomes.
Our core values guide our behaviors and actions and are fundamental to how we execute our mission.
Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a prominent orthopaedic surgeon and the inventor of several medical products. Our products are sold in over 85 countries through company-owned subsidiaries and branches, as well as third-party dealers and distributors, and include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; neurosurgical, neurovascular and spinal devices; as well as other products used in a variety of medical specialties. In the United States most of our products are marketed directly to doctors, hospitals and other healthcare facilities.
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

Net Sales by Reportable Segment
	2017		2016		2015
Orthopaedics	$4,713	38%	$4,422	39%	$4,223	43%
MedSurg	5,557	45	4,894	43	3,895	39
Neurotechnology and Spine	2,174	17	2,009	18	1,828	18
Total	$12,444	100%	$11,325	100%	$9,946	100%
Orthopaedics
Orthopaedics products consist primarily of implants used in hip and knee joint replacements and trauma and extremities surgeries. We bring patients and physicians advanced implant designs and specialized instrumentation that make orthopaedic surgery and recovery simpler, faster and more effective. We support surgeons with the technology and services they need as they develop new surgical techniques. In 2015 we received clearance by the United States Food and Drug Administration (FDA) for our Mako total knee application and completed the full commercial launch in 2017. This expands our Mako product offerings of partial knee and total hip applications to provide a comprehensive solution in the robotic arm-assisted reconstructive surgery line.
Stryker is one of four leading global competitors for joint replacement and trauma and extremities products; the other three being Zimmer Biomet Holdings, Inc. (Zimmer), DePuy Synthes (a Johnson & Johnson company) and Smith & Nephew plc (Smith & Nephew).

Composition of Orthopaedics Net Sales
	2017		2016		2015
Knees	$1,595	34%	$1,490	34%	$1,403	33%
Hips	1,303	28	1,283	29	1,263	30
Trauma and Extremities	1,478	31	1,364	31	1,291	31
Other	337	7	285	6	266	6
Total	$4,713	100%	$4,422	100%	$4,223	100%
MedSurg
MedSurg products include surgical equipment and navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling, emergency medical equipment and intensive care disposable products (Medical), reprocessed and remanufactured medical devices (Sustainability) and other medical device products used in a variety of medical specialties.
Stryker is one of five leading global competitors in Instruments; the other four being Zimmer, Medtronic plc., Johnson & Johnson and ConMed Linvatec, Inc. (a subsidiary of CONMED Corporation). In Endoscopy we compete with Smith & Nephew, ConMed Linvatec, Arthrex, Inc., Karl Storz GmbH & Co., Olympus Optical Co. Ltd. and STERIS plc. In Medical our primary competitors are Hill-Rom Holdings, Inc., Zoll Medical Corporation, Medline Industries and Koninklijke Philips N.V.

Composition of MedSurg Net Sales
	2017		2016		2015
Instruments	$1,678	30%	$1,553	32%	$1,466	38%
Endoscopy	1,652	30	1,470	30	1,390	36
Medical	1,969	35	1,633	33	823	21
Sustainability	258	5	238	5	216	5
Total	$5,557	100%	$4,894	100%	$3,895	100%
In 2017 Instruments launched System 8, the next generation of power tools comprised of a sagittal saw, reciprocating saw, rotary drill and sternum saw. The new power tools offer improved ergonomics, a quick and efficient keyless chuck system preventing loosening through a secondary locking mechanism and advanced material and coating to prevent sticking and slipping. In addition, the handpieces are built to be actively washed and temporarily submerged prior to sterilization.
Neurotechnology and Spine
Neurotechnology and Spine products include neurosurgical, neurovascular, and spinal implant devices. Our neurotechnology offering includes products used for minimally invasive endovascular techniques; a comprehensive line of products for traditional brain and open skull based surgical procedures; orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products; and minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke. Our spinal

Dollar amounts in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION 2017 FORM 10-K

implant offering includes cervical, thoracolumbar and interbody systems used in spinal injury, deformity and degenerative therapies.
Stryker is one of five leading global competitors in Neurotechnology; the other four being Medtronic, Johnson & Johnson, Terumo Corporation and Penumbra, Inc. Stryker is one of five leading global competitors in Spine; the other four being Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic), DePuy Synthes, Nuvasive, Inc. and Globus Medical, Inc.

Composition of Neurotechnology and Spine Net Sales
	2017		2016		2015
Neurotechnology	$1,423	65%	$1,255	62%	$1,088	60%
Spine	751	35	754	38	740	40
Total	$2,174	100%	$2,009	100%	$1,828	100%
In 2017 the New England Journal of Medicine published the results of the DAWN Trial, the first to provide compelling evidence in treating late window and wake-up stroke patients with mechanical thrombectomy. The purpose of the study is to demonstrate superior clinical outcomes at 90 days with Trevo™ Retriever plus medical management compared to medical management alone in appropriately selected stroke patients treated six to 24 hours after last seen well (for cases of unknown time of onset). The Trevo™ Retriever’s indication within the DAWN Trial, for use in patients treated six to 24 hours after last seen well, is currently under an Investigational Device Exemption (IDE), and the submission for expanding the indication for the later time window is pending.
Raw Materials and Inventory
Raw materials essential to our business are generally readily available from multiple sources; however, certain of our raw materials are currently sourced from single suppliers. Substantially all products we manufacture are stocked in inventory, while certain MedSurg products are assembled to order.
Patents and Trademarks
Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of such products restricts competitors from duplicating these unique designs and features. We seek to obtain patent protection on our products whenever appropriate for protecting our competitive advantage. On December 31, 2017 we owned approximately 2,674 United States patents and approximately 3,886 international patents.
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
We believe our commitment to innovation, quality and service and our reputation differentiates us in the highly competitive product categories in which we operate and enables us to compete effectively. We believe that our competitive position in the future will depend to a large degree on our ability to develop new products and make improvements to existing products.

Research and Development
Continued investment in research and development activities is critical to drive future growth and supports our strategy to make healthcare better through development of products and services that improve patient outcomes. Most of our products and product improvements were developed internally at research facilities in the United States, China, France, Germany, India, Ireland, Puerto Rico, Sweden, Switzerland and United Kingdom. We also invest through acquisitions in technologies developed by third parties that have the potential to expand the markets in which we operate. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist us in product development efforts. The total cost of research, development and engineering activities were $787, $715 and $625 in 2017, 2016 and 2015.
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
Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets in which we do business. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. It is not possible to predict at this time the long-term impact of such cost containment measures on our future business. In addition, business practices in the healthcare industry are scrutinized, particularly in the United States, by federal and state government agencies. The resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.
Environment
We are subject to various rules and regulation in the United States and internationally related to the protection of human health and the environment. Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We believe our policies, practices and

Dollar amounts in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION 2017 FORM 10-K

procedures are properly designed to comply, in all material respects, with applicable environmental laws and regulations. We do not expect compliance with these requirements to have a material effect on purchases of property, plant and equipment, cash flows, net earnings or competitive position.
Employees
On December 31, 2017 we had approximately 33,000 employees globally.
Executive Officers

As of January 31, 2018
Name	Age	Title	First Became an Executive Officer
Kevin A. Lobo	52	Chairman and Chief Executive Officer	2011
Yin C. Becker	54	Vice President of Communication and Public Affairs	2016
William E. Berry Jr.	52	Vice President, Corporate Controller and Principal Accounting Officer	2014
Glenn S. Boehnlein	56	Vice President, Chief Financial Officer	2016
Lonny J. Carpenter	56	Group President, Global Quality and Business Operations	2008
M. Kathryn Fink	48	Vice President, Chief Human Resources Officer	2016
David K. Floyd	57	Group President, Orthopaedics	2012
Michael D. Hutchinson	47	General Counsel	2014
Graham A. McLean	53	President, Asia-Pacific	2017
Katherine A. Owen	47	Vice President, Strategy and Investor Relations	2007
Bijoy S.N. Sagar	49	Vice President, Chief Information Officer	2014
Timothy J. Scannell	53	Group President, MedSurg and Neurotechnology	2008
Each of our executive officers was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 2018 or until a successor is chosen and qualified or until his or her resignation or removal. Each of our executive officers held the position above or served Stryker in various executive or administrative capacities for at least five years, except for Ms. Fink and Mr. Sagar. Prior to joining Stryker in October 2013, Ms. Fink held a variety of senior level human resources roles for the previous six years at Johnson & Johnson, most recently as the Worldwide Vice President, Human Resources of Ethicon. While at Stryker, Ms. Fink held two different senior level Human Resource roles. Prior to joining Stryker in May 2014, Mr. Sagar served as the Chief Information officer for Merck Millipore, and before that as Global Head of Information Systems and a member of the divisional board for the chemicals division of Merck KGaA. Mr. McLean was appointed to the position of President, Asia-Pacific, effective January 1, 2017. Prior to this role, Mr. McLean held a variety of senior level leadership roles at Stryker since 2005.
Available Information
Our main corporate website address is www.stryker.com. Copies of our filings with the United States Securities and Exchange Commission (SEC) are available free of charge on our website within the "Investors Relations" section as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC's website at www.sec.gov.

ITEM 1A.	RISK FACTORS.
This report contains statements that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "goal," "strategy" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include the risks discussed below.
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
LEGAL AND REGULATORY RISKS
Current economic and political conditions make tax rules in jurisdictions subject to significant change: Our future results of operations could be affected by changes in the effective tax rate as a result of changes in tax laws, regulations and judicial rulings. In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law in the United States. We are continuing to evaluate the impact of tax reform and expect our effective tax rate to increase. In addition, further changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Cooperation and Development (OECD). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes.
The impact of United States healthcare reform legislation on our business remains uncertain: In 2010 the Patient Protection and Affordable Care Act (ACA) was enacted. While the provisions of the ACA are intended to expand access to health insurance coverage and improve the quality of healthcare over time, other provisions of the legislation, including Medicare provisions aimed at decreasing costs, comparative effectiveness research, an independent payment advisory board and pilot programs to evaluate alternative payment methodologies, are having a meaningful effect on the way healthcare is developed and delivered and could have a significant effect on our business. Among other things, the ACA imposed a 2.3 percent excise tax on medical devices that applies only to United States sales, which are a majority of our medical device sales. Congress suspended the excise tax for 2016 and 2017. The suspension was once again upheld in January 2018 for two years. If the excise tax is not repealed or further suspended, the tax will adversely impact future results of operations after the current suspension expires in December 2019. We also face uncertainties that might result from modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions. We

Dollar amounts in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION 2017 FORM 10-K

cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.
We are subject to extensive governmental regulation relating to the manufacturing, labeling and marketing of our products: The manufacturing, labeling and marketing of our products are subject to extensive and evolving regulations and rigorous regulatory enforcement by the FDA, European Union and other governmental authorities in the United States and internationally. The process of obtaining regulatory approvals to market a medical device can be costly and time consuming and approvals might not be granted timely. We have ongoing responsibilities under the laws and regulations applicable to the manufacturing of products within our facilities and those contracted by third parties that are subject to periodic inspections by the FDA and other governmental authorities to determine compliance with the quality system, medical device reporting regulations and other requirements. Costs to comply with regulations, including the regulations set for medical devices regulation enacted by the European Union in May 2017 and effective in 2020, and costs associated with remediation can be significant. If we fail to fully comply with applicable regulatory requirements, we may be subject to a range of sanctions, including substantial fines, warning letters that require corrective action, product seizures, recalls, the suspension of product manufacturing, revocation of approvals, exclusion from future participation in government healthcare programs, substantial fines and criminal prosecution.
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
MARKET RISKS
We have exposure to exchange rate fluctuations on cross border transactions and translation of local currency results into United States Dollars: We report our financial results in United States Dollars and 27% of our net sales are denominated in foreign currencies, including the Euro, Japanese Yen, Australian Dollar, British Pound and Canadian Dollar. Cross border transactions with external parties and intercompany relationships result in increased exposure to foreign currency exchange effects. While we use derivative instruments to manage the impact of currency exchange; our hedging strategies may not be successful, and our unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or strengthening of the United States Dollar results in favorable or unfavorable translation effects when the results of our foreign locations are translated into United States Dollars.
Additional capital that we may require in the future may not be available to us or may only be available to us on unfavorable terms: Our future capital requirements will depend on many factors, including operating requirements, current and future acquisitions and the need to refinance existing debt. Our ability to issue additional debt or enter into other financing arrangements on acceptable terms could be adversely affected by our debt levels, unfavorable changes in economic conditions or uncertainties that affect the capital markets.  Changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our access to and cost of financing.  Higher borrowing costs or the inability to access capital markets could adversely affect our ability to support future growth and operating requirements.
BUSINESS AND OPERATIONAL RISKS
We are subject to cost containment measures in the United States and other countries resulting in pricing pressures: Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets in which we do business. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. Pricing pressure has also increased due to continued consolidation among healthcare providers, trends toward managed care, the shift toward governments becoming the primary payers of healthcare expenses, reduction in reimbursement levels and medical procedure volumes and government laws and regulations relating to sales and promotion, reimbursement and pricing generally.

Dollar amounts in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION 2017 FORM 10-K

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
An inability to successfully manage the implementation of our new global enterprise resource planning (ERP) system could adversely affect our operations and operating results: We are in the process of implementing a new global ERP system. This system will replace many of our existing operating and financial systems. Such an implementation is a major undertaking, both financially and from a management and personnel perspective. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.
We may be unable to attract and retain key employees: Our sales, technical and other key personnel play an integral role in the development, marketing and selling of new and existing products. If we are unable to recruit, hire, develop and retain a talented, competitive work force, we may not be able to meet our strategic business objectives.
Interruption of manufacturing operations could adversely affect our business: We and our suppliers have manufacturing sites all over the world; however, the manufacturing of certain of our product lines is concentrated in one or more plants or geographic regions. Orthopaedics has principal manufacturing and distribution facilities in the United States in New Jersey, Indiana, Pennsylvania, Utah and Florida and outside the United States in China, Ireland, Netherlands, Switzerland and Germany. MedSurg has principal manufacturing and distribution facilities in the United States in Michigan, California, Illinois, Washington, Utah, Florida and Texas and outside the United States in Ireland, Germany, Mexico, Puerto Rico, Switzerland, Turkey and the United Kingdom. Neurotechnology and Spine has principal manufacturing and distribution facilities in Illinois, Indiana and California and outside

Dollar amounts in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION 2017 FORM 10-K

the United States in China and Netherlands. Damage to these facilities as a result of natural disasters or otherwise, as well as issues in our manufacturing arising from a failure to follow specific internal protocols and procedures, compliance concerns relating to the quality systems regulation, equipment breakdown or malfunction or other factors could adversely affect the availability of our products. In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing affected products to meet customer demand. In the event of a significant interruption, we may experience lengthy delays in resuming production of affected products due to the need for regulatory approvals. We may experience loss of market share, additional expense and harm to our reputation.
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
We have approximately 24 company-owned and 251 leased locations worldwide including 42 manufacturing locations. We believe that our properties are in good operating condition and adequate for the manufacture and distribution of our products. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.	LEGAL PROCEEDINGS.
We are involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and the matters described in more detail in Note 6 to our Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol SYK.

Quarterly Stock Price and Dividend Information
2017 Quarter	Mar 31	Jun 30	Sep 30	Dec 31
Dividends declared per share of common stock	$0.425	$0.425	$0.425	$0.470
Market price of common stock:
High	$133.59	$145.62	$148.84	$160.62
Low	$116.50	$129.82	$137.70	$141.68
2016 Quarter
Dividends declared per share of common stock	$0.380	$0.380	$0.380	$0.425
Market price of common stock:
High	$107.95	$119.83	$123.55	$121.84
Low	$86.68	$106.26	$109.75	$106.48
Our Board of Directors considers payment of cash dividends at its quarterly meetings. On January 31, 2018 there were 2,833 shareholders of record of our common stock.
We did not repurchase any shares in the three months ended December 31, 2017 and the total dollar value of shares that could be acquired under our authorized repurchase program at December 31, 2017 was $1,640.
We issued 100 shares of our common stock in the fourth quarter of 2017 as performance incentive awards. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

The following graph compares our total returns (including reinvestments of dividends) against the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Index. The graph assumes $100 (not in millions) invested on December 31, 2012 in our common stock and each of the indices.

Company / Index	2012	2013	2014	2015	2016	2017
Stryker Corporation	$100.00	$139.29	$177.47	$177.51	$231.94	$303.46
S&P 500 Index	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
S&P 500 Health Care Index	$100.00	$141.46	$177.30	$189.52	$184.42	$225.13

Dollar amounts in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION 2017 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Earnings Data	2017	2016	2015	2014	2013
Net sales	$12,444	$11,325	$9,946	$9,675	$9,021
Cost of sales	4,271	3,830	3,344	3,319	3,002
Gross profit	$8,173	$7,495	$6,602	$6,356	$6,019
Research, development and engineering expenses	787	715	625	614	536
Selling, general and administrative expenses	4,552	4,137	3,610	3,547	3,467
Recall charges, net of insurance proceeds	173	158	296	761	622
Amortization of intangible assets	371	319	210	188	138
Total operating expenses	$5,883	$5,329	$4,741	$5,110	$4,763
Operating income	$2,290	$2,166	$1,861	$1,246	$1,256
Other income (expense), net	(227)	(245)	(126)	(86)	(44)
Earnings before income taxes	$2,063	$1,921	$1,735	$1,160	$1,212
Income taxes	1,043	274	296	645	206
Net earnings	$1,020	$1,647	$1,439	$515	$1,006

Net earnings per share of common stock:
Basic net earnings per share of common stock	$2.73	$4.40	$3.82	$1.36	$2.66
Diluted net earnings per share of common stock	$2.68	$4.35	$3.78	$1.34	$2.63

Dividends declared per share of common stock	$1.745	$1.565	$1.415	$1.26	$1.10

Balance Sheet Data
Cash, cash equivalents and current marketable securities	$2,793	$3,384	$4,079	$5,000	$3,980
Accounts receivable, less allowance	2,198	1,967	1,662	1,572	1,518
Inventories	2,465	2,030	1,639	1,588	1,422
Property, plant and equipment, net	1,975	1,569	1,199	1,098	1,081
Total assets	22,197	20,435	16,223	17,258	15,383
Accounts payable	487	437	410	329	314
Total debt	7,222	6,914	3,998	3,952	2,748
Shareholders’ equity	$9,980	$9,550	$8,511	$8,595	$9,047

Cash Flow Data
Net cash provided by operating activities	$1,559	$1,915	$981	$1,858	$1,930
Purchases of property, plant and equipment	598	490	270	233	195
Depreciation	271	227	187	190	169
Acquisitions, net of cash acquired	831	4,332	153	916	2,320
Amortization of intangible assets	371	319	210	188	138
Dividends paid	636	568	521	462	401
Repurchase of common stock	$230	$13	$700	$100	$317

Other Data
Number of shareholders of record	2,850	3,010	3,118	3,305	3,612
Approximate number of employees	33,000	33,000	27,000	26,000	25,000
Certain prior year amounts on the Consolidated Statements of Cash Flows have been reclassified as a result of the adoption of Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, adopted January 1, 2017.

Dollar amounts in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION 2017 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview of 2017
Our goal is to achieve sales growth at the high-end of the medical technology (MedTech) industry and maintain our capital allocation strategy that prioritizes: (1) Acquisitions, (2) Dividends and (3) Share repurchases.
In 2017 we achieved reported net sales growth of 9.9%. Excluding the impact of acquisitions, net sales grew 7.1% in constant currency, in line with our ongoing goal to grow organic sales at the high-end of MedTech. We reported net earnings of $1,020 and net earnings per diluted share of $2.68. Excluding the impact of certain items, we achieved adjusted net earnings of $2,465 and growth of 11.9% in adjusted net earnings per diluted share(1).
We continued our capital allocation strategy by investing $831 in acquisitions, paying $636 in dividends to our shareholders and using $230 for share repurchases.
In December 2017 we announced a definitive merger agreement to acquire Entellus Medical, Inc. (Entellus), a high-growth global medical technology company focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of various ear, nose and throat (ENT) disease states, for $24.00 per share, or total consideration of approximately $662. We expect the acquisition to close in February 2018.
In September 2017 we acquired NOVADAQ Technologies Inc. (NOVADAQ) for total consideration of approximately $716. NOVADAQ is a leading developer of fluorescence imaging technology that provides surgeons with visualization of blood flow in vessels and related tissue perfusion in cardiac, cardiovascular, gastrointestinal, plastic, microsurgical and reconstructive procedures. Refer to Note 5 to our Consolidated Financial Statements for further information.
In August 2017 we initiated a voluntary product recall involving specific lots of our Sage Products (Sage) Oral Care products. We took this action in response to a Warning Letter received from the United States Food and Drug Administration (FDA) dated July 17, 2017, which set forth concerns regarding the potential for cross-contamination of Oral Care solutions manufactured by a third-party supplier on equipment also used to manufacture non-pharmaceutical products.  We discontinued business with the third-party supplier and the Oral Care solutions are now being manufactured in-house. We resumed shipping Oral Care products in October and returned to full supply capacity by the end of 2017.
We also placed Sage cloth-based products on a temporary ship hold during the third quarter in response to concerns set forth in the FDA Warning Letter regarding testing methods used for all Sage products containing solutions. We resumed shipping products manufactured in-house and tested under the testing method required by FDA in September 2017 and returned to full supply capacity by the end of 2017.
In January 2017 we issued $500 of senior unsecured notes. Refer to Note 9 to our Consolidated Financial Statements for further information.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Net Sales			Percentage Change
	2017	2016	2015	2017	2016	2015	2017/2016	2016/2015
Net sales	$12,444	$11,325	$9,946	100.0%	100.0%	100.0%	9.9%	13.9%
Gross profit	8,173	7,495	6,602	65.7	66.2	66.4	9.0	13.5
Research, development and engineering expenses	787	715	625	6.3	6.3	6.3	10.1	14.4
Selling, general and administrative expenses	4,552	4,137	3,610	36.6	36.5	36.3	10.0	14.6
Recall charges, net of insurance proceeds	173	158	296	1.4	1.4	3.0	9.5	(46.6)
Amortization of intangible assets	371	319	210	3.0	2.8	2.1	16.3	51.9
Other income (expense), net	(227)	(245)	(126)	(1.8)	(2.2)	(1.3)	(7.3)	94.4
Income taxes	1,043	274	296				280.7	(7.4)
Net earnings	$1,020	$1,647	$1,439	8.2%	14.5%	14.5%	(38.1)%	14.5%

Net earnings per diluted share	$2.68	$4.35	$3.78				(38.4)%	15.1%
Adjusted net earnings per diluted share(1)	$6.49	$5.80	$5.12				11.9%	13.3%

Geographic and Segment Net Sales				Percentage Change
				2017/2016		2016/2015
	2017	2016	2015	As Reported	Constant Currency	As Reported	Constant Currency
Geographic:
United States	$9,059	$8,230	$7,116	10.1%	10.1%	15.7%	15.6%
International	3,385	3,095	2,830	9.4	9.0	9.4	10.8
Total	$12,444	$11,325	$9,946	9.9%	9.8%	13.9%	14.3%
Segment:
Orthopaedics	$4,713	$4,422	$4,223	6.6%	6.5%	4.7%	5.1%
MedSurg	5,557	4,894	3,895	13.6	13.4	25.6	26.3
Neurotechnology and Spine	2,174	2,009	1,828	8.2	8.3	9.9	9.8
Total	$12,444	$11,325	$9,946	9.9%	9.8%	13.9%	14.3%

Dollar amounts in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION 2017 FORM 10-K

Supplemental Net Sales Growth Information
			Percentage Change							Percentage Change
					United States	International						United States	International
	2017	2016	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2016	2015	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$1,595	$1,490	7.0%	6.9%	7.4%	5.9%	5.5%	$1,490	$1,403	6.2%	6.7%	6.8%	4.6%	6.5%
Hips	1,303	1,283	1.6	1.8	2.0	0.9	1.4	1,283	1,263	1.5	2.3	2.0	0.8	2.9
Trauma and Extremities	1,478	1,364	8.3	8.2	11.0	3.8	3.5	1,364	1,291	5.7	5.7	9.1	0.4	0.4
Other	337	285	18.0	17.6	17.9	18.6	16.4	285	266	7.3	7.6	8.1	4.1	5.6
	$4,713	$4,422	6.6%	6.5%	7.8%	4.0%	3.8%	$4,422	$4,223	4.7%	5.1%	6.2%	1.8%	3.1%
MedSurg:
Instruments	$1,678	$1,553	8.1%	8.0%	8.1%	7.9%	7.5%	$1,553	$1,466	5.9%	6.3%	7.2%	1.5%	3.1%
Endoscopy	1,652	1,470	12.4	12.0	14.2	6.3	5.0	1,470	1,390	5.8	6.3	8.8	(3.1)	(1.0)
Medical	1,969	1,633	20.5	20.4	17.7	31.4	30.4	1,633	823	98.4	99.9	92.4	125.3	133.4
Sustainability	258	238	8.9	8.9	8.9	26.2	24.4	238	216	9.9	9.9	9.8	33.3	37.6
	$5,557	$4,894	13.6%	13.4%	13.2%	15.1%	14.1%	$4,894	$3,895	25.6%	26.3%	26.8%	21.6%	24.6%
Neurotechnology and Spine:
Neurotechnology	$1,423	$1,255	13.4%	13.4%	11.2%	17.4%	17.3%	$1,255	$1,088	15.4%	15.1%	14.5%	17.0%	16.2%
Spine	751	754	(0.4)	(0.4)	(0.6)	0.1	0.2	754	740	1.8	2.0	3.9	(4.1)	(3.5)
	$2,174	$2,009	8.2%	8.3%	6.3%	12.4%	12.4%	$2,009	$1,828	9.9%	9.8%	9.8%	9.9%	9.6%
Total	$12,444	$11,325	9.9%	9.8%	10.1%	9.4%	9.0%	$11,325	$9,946	13.9%	14.3%	15.6%	9.4%	10.8%

Consolidated Net Sales
Consolidated net sales in 2017 increased 9.9% as reported and 9.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.1%. Excluding the 2.7% impact of acquisitions, net sales increased in constant currency by 8.2% from increased unit volume partially offset by 1.1% lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, endoscopy, knees, trauma and extremities and instruments products.
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
Orthopaedics Net Sales
Orthopaedics net sales in 2017 increased 6.6% as reported and 6.5% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.1%. Excluding the 0.3% impact of acquisitions, net sales increased in constant currency by 8.6% from increased unit volume partially offset by 2.4% lower prices. The unit volume increase was led primarily by higher shipments of knees and trauma and extremities products.
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
MedSurg Net Sales
MedSurg net sales in 2017 increased 13.6% as reported and 13.4% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.2%. Excluding the 5.6% impact of acquisitions, net sales increased in constant currency by 7.5% from increased unit volume and 0.2% higher prices. The unit volume increase was led primarily by higher shipments of endoscopy, instruments and medical products.

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
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales in 2017 increased 8.2% as reported and 8.3% in constant currency, as foreign currency exchange rates impacted net sales nominally. Excluding the 0.7% impact of acquisitions, net sales in constant currency increased by 9.1% from increased unit volume partially offset by 1.5% lower prices. The unit volume increase was led primarily by higher shipments of neurotechnology products.
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
Gross Profit
Gross profit in 2017 as a percentage of net sales decreased to 65.7% from 66.2% in 2016 primarily due to the impact from restructuring-related charges, the impact of hurricanes, unfavorable mix and inflation, partially offset by higher sales volumes, increased productivity and favorable impact of foreign currency exchange.
Gross profit as a percentage of net sales decreased to 66.2% in 2016 from 66.4% in 2015 as the benefit from the suspension of the medical device excise tax and favorable productivity was more than offset by unfavorable mix, including the impact of acquisitions and the unfavorable impact of foreign currency exchange.

Dollar amounts in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION 2017 FORM 10-K

				Percent Net Sales
	2017	2016	2015	2017	2016	2015
Reported	$8,173	$7,495	$6,602	65.7%	66.2%	66.4%
Inventory stepped up to fair value	22	36	7	0.2	0.3	0.1
Restructuring-related and other charges	57	15	7	0.4	0.1	—
Adjusted	$8,252	$7,546	$6,616	66.3%	66.6%	66.5%
Research, Development and Engineering Expenses
Research, development and engineering expenses represented 6.3% of net sales in 2017, 2016 and 2015. Projects to develop new products, investments in new technologies and recent acquisitions contributed to the spending levels, reflecting our continued commitment to innovation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales in 2017 increased to 36.6% from 36.5% in 2016. Excluding the impact of certain items in the table below, expenses as a percentage of net sales were 34.8% in 2017 and 2016. This reflects favorable leverage from higher sales volumes and continued focus on operating expense improvement initiatives, including leverage from our recent acquisitions, partially offset by the unfavorable impact of foreign currency exchange.
Selling, general and administrative expenses as a percentage of net sales in 2016 increased to 36.5% from 36.3% in 2015. Excluding the impact of certain items noted below, selling, general and administrative expenses as a percentage of sales decreased in 2016 due to favorable leverage from the continued focus on operating expense improvement initiatives, cost containment efforts and business mix, including leverage from our recent acquisitions.

				Percent Net Sales
	2017	2016	2015	2017	2016	2015
Reported	$4,552	$4,137	$3,610	36.6%	36.5%	36.3%
Other acquisition and integration-related	(42)	(95)	(28)	(0.4)	(0.8)	(0.3)
Restructuring-related and other charges	(137)	(110)	(125)	(1.1)	(1.0)	(1.2)
Regulatory and legal matters	(39)	12	53	(0.3)	0.1	0.5
Adjusted	$4,334	$3,944	$3,510	34.8%	34.8%	35.3%
Recall Charges, Net of Insurance Proceeds
Recall charges, net of insurance proceeds, were $173, $158 and $296 in 2017, 2016 and 2015. Charges were primarily due to the previously disclosed Rejuvenate and ABGII Modular-Neck hip stems voluntary recalls. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $371, $319 and $210 in 2017, 2016 and 2015. The increase in 2017 and 2016 was due to acquisitions. Refer to Note 7 to our Consolidated Financial Statements for further information.
Other Income (Expense), Net
Other income (expense), net was ($227), ($245) and ($126) in 2017, 2016 and 2015. The decrease in 2017 was primarily driven by higher interest income and decreased foreign currency transaction losses, partially offset by higher interest expense due to higher debt levels as a result of our January 2017 debt offering. Refer to Note 9 to our Consolidated Financial Statements for further information.
Income Taxes
The effective income tax rate on earnings was 50.6%, 14.3% and

17.1% for 2017, 2016 and 2015. The effective income tax rate for 2017 includes the impact of complying with the Tax Cuts and Jobs Act of 2017 signed into law in December 2017, partially offset by the benefits from the adoption of ASU 2016-09 Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting on January 1, 2017 and continued lower effective income tax rates as a result of the European regional headquarters. The establishment of the European regional headquarters contributed to the lower effective income tax rates in 2016 and 2015.
Net Earnings
Net earnings in 2017 decreased to $1,020 or $2.68 per diluted share from $1,647 or $4.35 per diluted share in 2016 and $1,439 or $3.78 per diluted share in 2015. The impact of foreign currency exchange rates reduced net earnings per diluted share by approximately $0.07, $0.11 and $0.26 in 2017, 2016 and 2015.

				Percent Net Sales
	2017	2016	2015	2017	2016	2015
Reported	$1,020	$1,647	$1,439	8.2%	14.5%	14.5%
Inventory stepped up to fair value	20	23	4	0.2	0.2	—
Other acquisition and integration-related	31	77	20	0.2	0.7	0.2
Amortization of intangible assets	250	221	147	2.0	2.0	1.5
Restructuring-related and other charges	155	98	97	1.2	0.9	1.0
Rejuvenate and other recall matters	131	127	210	1.1	1.1	2.1
Regulatory and legal matters	25	(7)	(46)	0.2	(0.1)	(0.5)
Tax matters	833	8	78	6.7	0.1	0.8
Adjusted	$2,465	$2,194	$1,949	19.8%	19.4%	19.6%
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

STRYKER CORPORATION 2017 FORM 10-K

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

1.
Acquisition and integration-related costs. Costs related to integrating recently acquired businesses and specific costs (e.g., inventory step-up and deal costs) related to the consummation of the acquisition process.

2.	Amortization of purchased intangible assets. Periodic amortization expense related to purchased intangible assets.

3.
Restructuring-related and other charges. Costs associated with the termination of sales relationships in certain countries, workforce reductions, elimination of product lines, weather-related asset impairments and associated costs and other restructuring-related activities.

4.	Rejuvenate and other recall matters. Our best estimate of the minimum of the range of probable loss to resolve certain product recalls.

5.	Regulatory and legal matters. Our best estimate of the

minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.

6.
Tax matters. Charges represent the impact of accounting for the compliance with the Tax Cuts and Jobs Act of 2017, certain significant and discrete tax items and adjustments to interest expense related to the settlement of certain tax matters.

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

Reconciliation of the Most Directly Comparable GAAP Financial Measure to Non-GAAP Financial Measure

2017	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$8,173	$4,552	$371	$2,290	$1,020	50.6%	$2.68
Acquisition and integration-related charges:
Inventory stepped up to fair value	22	—	—	22	20	(0.1)	0.05
Other acquisition and integration-related	—	(42)	—	42	31	0.2	0.09
Amortization of purchased intangible assets	—	—	(371)	371	250	3.0	0.67
Restructuring-related and other charges	57	(137)	—	194	155	0.4	0.41
Rejuvenate and other recall matters	—	—	—	173	131	0.7	0.34
Regulatory and legal matters	—	(39)	—	39	25	0.4	0.06
Tax Matters	—	—	—	—	833	(39.6)	2.19
Adjusted	$8,252	$4,334	$—	$3,131	$2,465	15.6%	$6.49

2016	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$7,495	$4,137	$319	$2,166	$1,647	14.3%	$4.35
Acquisition and integration-related charges:
Inventory stepped up to fair value	36	—	—	36	23	0.4	0.06
Other acquisition and integration-related	—	(95)	—	95	77	0.1	0.20
Amortization of purchased intangible assets	—	—	(319)	319	221	2.2	0.59
Restructuring-related and other charges	15	(110)	—	125	98	0.3	0.26
Rejuvenate and other recall matters	—	—	—	158	127	0.1	0.34
Regulatory and legal matters	—	12	—	(12)	(7)	(0.2)	(0.02)
Tax Matters	—	—	—	—	8	0.1	0.02
Adjusted	$7,546	$3,944	$—	$2,887	$2,194	17.3%	$5.80

Dollar amounts in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION 2017 FORM 10-K

2015	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$6,602	$3,610	$210	$1,861	$1,439	17.1%	$3.78
Acquisition and integration-related charges:
Inventory stepped up to fair value	7	—	—	7	4	0.1	0.01
Other acquisition and integration-related	—	(28)	—	28	20	0.2	0.05
Amortization of purchased intangible assets	—	—	(210)	210	147	1.5	0.39
Restructuring-related and other charges	7	(125)	—	132	97	0.7	0.26
Rejuvenate and other recall matters	—	—	—	296	210	2.0	0.55
Regulatory and legal matters	—	53	—	(53)	(46)	0.1	(0.12)
Tax Matters	—	—	—	—	78	(4.4)	0.20
Adjusted	$6,616	$3,510	$—	$2,481	$1,949	17.3%	$5.12

FINANCIAL CONDITION AND LIQUIDITY

	2017	2016	2015
Net cash provided by operations activities	$1,559	$1,915	$981
Net cash (used in) provided by investing activities	(1,613)	(4,191)	1,956
Net cash (used in) provided by financing activities	(794)	2,258	(1,223)
Effect of exchange rate changes	74	(45)	(130)
Change in cash and cash equivalents	$(774)	$(63)	$1,584
We believe our financial condition continues to be of high quality, as evidenced by our ability to generate substantial cash from operations and to readily access capital markets at competitive rates. Operating cash flow provides the primary source of cash to fund operating needs and capital expenditures. Excess operating cash is used first to fund acquisitions to complement our portfolio of businesses. Other discretionary uses include dividends and share repurchases. We supplement operating cash flow with debt to fund our activities as necessary. Our overall cash position reflects our strong business results and a global cash management strategy that takes into account liquidity management, economic factors and tax considerations.
Operating Activities
Cash provided by operations was $1,559, $1,915, and $981 in 2017, 2016 and 2015. The decrease in cash from operations in 2017 was primarily due to higher Rejuvenate and ABG II recall-related payments compared to 2016 and the unfavorable impact of foreign currency remeasurement. The net of accounts receivable, inventory and accounts payable resulted in the consumption of $461, $507, and $231 of cash in 2017, 2016 and 2015.
Investing Activities
Cash (used in) provided by investing activities was ($1,613), ($4,191) and $1,956 in 2017, 2016 and in 2015.
Acquisitions, Net of Cash Acquired: Acquisitions resulted in cash consumption of $831, $4,332 and $153 in 2017, 2016 and 2015. In 2017 we acquired NOVADAQ and certain other businesses and related assets. In 2016 the primary acquisitions were Sage and Physio. In 2015 the primary acquisition was CHG Hospital Beds, Inc.
Purchases of Property, Plant and Equipment: Purchases of property, plant and equipment were $598, $490 and $270 in 2017, 2016 and 2015. Capital expenditures in 2017 were primarily due to capital expenditures associated with the development of our global ERP system and investments in new and existing plants and equipment to support sales growth.
Marketable Securities, Net: Net cash (used in) provided by the (purchase) sale of marketable securities was ($183), $634, and $2,379 in 2017, 2016 and 2015. Cash provided by the sale of marketable securities in 2016 was used to repay all of our senior unsecured notes that were due in September 2016. Cash provided by sales of marketable securities in 2015 was primarily used to make recall-related payments.

Financing Activities
Dividends and Share Repurchases: Dividends paid per common share increased 11.8% to $1.70 per share in 2017 compared to $1.52 per share in 2016, an increase of 10.1% from $1.38 in 2015.

	2017	2016	2015
Dividends paid per common share	$1.70	$1.52	$1.38
Total dividends paid to common shareholders	$636	$568	$521
Total amount paid to repurchase common stock	$230	$13	$700
Shares of repurchased common stock (in millions)	1.9	0.1	7.4
Borrowings and Repayments of Debt: We maintain debt levels that we consider appropriate after evaluating a number of factors including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and overall cost of capital.
Net proceeds from borrowings were $299, $2,912 and $48 in 2017, 2016 and 2015. In 2017 the proceeds were primarily from the issuance of $500 of senior unsecured notes in January 2017 partially offset by payment of $200 of commercial paper. In 2016 the proceeds were primarily from the issuance of $3,500 of senior unsecured notes in March 2016 partially offset by repayment of $750 of our senior unsecured notes due in September 2016. Refer to Note 9 to our Consolidated Financial Statements for further information.
Liquidity
Cash, cash equivalents and marketable securities were $2,793 and $3,384, and our current assets exceeded current liabilities by $4,508 and $4,713 on December 31, 2017 and 2016. We anticipate being able to support our short-term liquidity and operating needs, including acquisitions and recall-related payments, from a variety of sources, including cash from operations, commercial paper and existing credit lines. We have raised funds in the capital markets and may continue to do so from time to time. As a result of the issuance of senior unsecured notes in March 2016, Moody's downgraded our unsecured note ratings to Baa1 from A3, and Standard & Poor's downgraded our corporate credit and long-term issue-level rating to A from A+ and our short-term rating to A-1 from A-1+. Nevertheless, we continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
We have existing credit facilities should additional funds be required. We have a borrowing capacity available under our main credit facility of $1,500. The amount of commercial paper we have issuable under the commercial paper program is $1,500.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 62% and 84% on December 31, 2017 and 2016. The majority of our cash held in locations outside the United States is considered to be indefinitely reinvested. We intend to use this cash to expand operations organically and through acquisitions.

Dollar amounts in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION 2017 FORM 10-K

Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
As further described in Note 6 to our Consolidated Financial Statements, in 2017 we recorded additional charges to earnings totaling $104 related to the Rejuvenate and ABG II recalls. Based on the information received, the actuarially determined range of probable loss to resolve this matter was estimated to be approximately $2,072 to $2,307 ($2,304 to $2,539 before $232 of third-party insurance recoveries). The final outcome of this matter is dependent on many variables that are difficult to predict. The ultimate cost to entirely resolve this matter may be materially different than the amount of the current estimate and could have a material adverse effect on our financial position, results of operations and cash flows. We are not able to reasonably estimate the future periods in which payments will be made.
As further described in Note 10 to our Consolidated Financial Statements, on December 31, 2017 we had a reserve for uncertain income tax positions of $540. Due to uncertainties regarding the ultimate resolution of income tax audits, we are not able to reasonably estimate the future periods in which any income tax payments to settle these uncertain income tax positions will be made.
As further described in Note 11 to our Consolidated Financial Statements, on December 31, 2017 our defined benefit pension plans were underfunded by $338, of which approximately $331 related to plans outside the United States. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset performance, changes in interest rates and potential changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the amounts that may be required to fund defined benefit pension plans.

Contractual Obligations
	Total	2018	2019 - 2020	2021 - 2022	After 2022
Total debt	$7,250	$600	$1,750	$750	$4,150
Interest payments	2,995	230	406	331	2,028
Unconditional purchase obligations	1,144	1,046	97	1	—
Operating leases	326	106	108	52	60
Other	133	13	13	7	100
Total	$11,848	$1,995	$2,374	$1,141	$6,338
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements in accordance with generally accepted accounting principles, there are certain accounting policies, which may require substantial judgment or estimation in their application. We believe these accounting policies and the others set forth in Note 1 to our Consolidated Financial Statements are critical to understanding our results of operations and financial condition. Actual results could differ from our estimates and assumptions, and any such differences could be material to our results of operations and financial condition.

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

STRYKER CORPORATION 2017 FORM 10-K

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
In some of our acquisitions, we acquire in-process research and development (IPRD) intangible assets. IPRD is considered to be an indefinite-lived intangible asset until the research is completed (then it becomes a determinable-lived intangible asset) or determined to have no future use (then it is impaired).
The value of indefinite-lived intangible assets and goodwill is not amortized but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We perform our annual impairment test for goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. In certain circumstances, we also use a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. In those circumstances we test goodwill for impairment by reviewing the book value compared to the fair value at the reporting unit level. We test individual indefinite-lived intangibles by reviewing the individual book values compared to the fair value. We determine the fair value of our reporting units and indefinite-lived intangible assets based on the income approach. Under the income approach, we calculate the fair value of our reporting units and indefinite-lived intangible assets based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.
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
We sell our products globally and, as a result, our financial results could be significantly affected by factors such as weak economic conditions or changes in foreign currency exchange rates. Our operating results are primarily exposed to changes in exchange rates among the United States Dollar, European currencies, in particular the Euro, Swiss Franc and the British Pound, the Japanese Yen, the Australian Dollar and the Canadian Dollar. We develop and manufacture products in the United States, Canada, China, France, Germany, Ireland, Japan, Mexico, Puerto Rico, Sweden, Switzerland and Turkey and incur costs in the applicable local currencies. This global deployment of facilities serves to partially mitigate the impact of currency exchange rate changes on our cost of sales. Refer to Notes 1, 3 and 4 to our Consolidated Financial Statements for information regarding our use of derivative instruments to mitigate these risks. A hypothetical 10% change in foreign currencies relative to the United States Dollar would change the December 31, 2017 fair value by approximately $349.

Dollar amounts in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION 2017 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Stryker Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of earnings and comprehensive income, shareholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/    ERNST & YOUNG LLP
We have served as the Company's auditor since 1974
Grand Rapids, Michigan
February 8, 2018

16

STRYKER CORPORATION 2017 FORM 10-K

Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	2017	2016	2015
Net sales	$12,444	$11,325	$9,946
Cost of sales	4,271	3,830	3,344
Gross profit	$8,173	$7,495	$6,602
Research, development and engineering expenses	787	715	625
Selling, general and administrative expenses	4,552	4,137	3,610
Recall charges, net of insurance proceeds	173	158	296
Amortization of intangible assets	371	319	210
Total operating expenses	$5,883	$5,329	$4,741
Operating income	$2,290	$2,166	$1,861
Other income (expense), net	(227)	(245)	(126)
Earnings before income taxes	$2,063	$1,921	$1,735
Income taxes	1,043	274	296
Net earnings	$1,020	$1,647	$1,439

Net earnings per share of common stock:
Basic net earnings per share of common stock	$2.73	$4.40	$3.82
Diluted net earnings per share of common stock	$2.68	$4.35	$3.78

Weighted-average shares outstanding:
Basic	374.0	374.1	376.6
Effect of dilutive employee stock options	6.1	4.4	4.3
Diluted	380.1	378.5	380.9
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2017	2016	2015
Net earnings	$1,020	$1,647	$1,439
Other comprehensive income (loss), net of tax
Marketable securities	(4)	—	(3)
Pension plans	(2)	(13)	17
Unrealized gains (losses) on designated hedges	4	20	(9)
Financial statement translation	210	(129)	(390)
Total other comprehensive income (loss), net of tax	$208	$(122)	$(385)
Comprehensive income	$1,228	$1,525	$1,054
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION 2017 FORM 10-K

Stryker Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	2017	2016
Assets
Current assets
Cash and cash equivalents	$2,542	$3,316
Marketable securities	251	68
Accounts receivable, less allowance of $59 ($56 in 2016)	2,198	1,967
Inventories:
Materials and supplies	528	425
Work in process	148	130
Finished goods	1,789	1,475
Total inventories	$2,465	$2,030
Prepaid expenses and other current assets	537	480
Total current assets	$7,993	$7,861
Property, plant and equipment:
Land, buildings and improvements	936	820
Machinery and equipment	2,864	2,341
Total property, plant and equipment	3,800	3,161
Less allowance for depreciation	1,825	1,592
Property, plant and equipment, net	$1,975	$1,569
Goodwill	7,168	6,356
Other intangibles, net	3,477	3,508
Other noncurrent assets	1,584	1,141
Total assets	$22,197	$20,435

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$487	$437
Accrued compensation	838	767
Income taxes	143	40
Dividend payable	178	159
Accrued recall expenses	196	594
Accrued expenses and other liabilities	1,011	923
Current maturities of debt	632	228
Total current liabilities	$3,485	$3,148
Long-term debt, excluding current maturities	6,590	6,686
Income taxes	1,261	287
Other noncurrent liabilities	881	764
Total liabilities	$12,217	$10,885
Shareholders' equity
Common stock, $0.10 par value	37	37
Additional paid-in capital	1,496	1,432
Retained earnings	8,986	8,842
Accumulated other comprehensive loss	(553)	(761)
Total Stryker shareholders' equity	$9,966	$9,550
Noncontrolling interest	14	—
Total shareholders' equity	$9,980	$9,550
Total liabilities & shareholders' equity	$22,197	$20,435
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION 2017 FORM 10-K

Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Beginning	374.6	$37	373.0	$37	378.6	$38
Issuance of common stock under stock option and benefit plans	1.7	—	1.7	—	1.8	—
Repurchase of common stock	(1.9)	—	(0.1)	—	(7.4)	(1)
Ending	374.4	$37	374.6	$37	373.0	$37
Additional paid-in capital
Beginning		$1,432		$1,321		$1,252
Issuance of common stock under stock option and benefit plans		(42)		15		8
Repurchase of common stock		(7)		(1)		(25)
Share-based compensation		113		97		86
Ending		$1,496		$1,432		$1,321
Retained earnings
Beginning		$8,842		$7,792		$7,559
Net earnings		1,020		1,647		1,439
Repurchase of common stock		(223)		(12)		(674)
Cash dividends declared		(653)		(585)		(532)
Ending		$8,986		$8,842		$7,792
Accumulated other comprehensive (loss) income
Beginning		$(761)		$(639)		$(254)
Other comprehensive income (loss)		208		(122)		(385)
Ending		$(553)		$(761)		$(639)
Total Stryker shareholders' equity		$9,966		$9,550		$8,511
Non-controlling interest
Beginning		$—		$—		$—
Acquisitions		114		—		—
Interest purchased		(99)		—		—
Net earnings attributable to noncontrolling interest		—		—		—
Foreign currency exchange translation adjustment		(1)		—		—
Ending		$14		—		$—
Total shareholders' equity		$9,980		$9,550		$8,511
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION 2017 FORM 10-K

Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2017	2016	2015
Operating activities
Net earnings	$1,020	$1,647	$1,439
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	271	227	187
Amortization of intangible assets	371	319	210
Share-based compensation	113	97	86
Recall charges	173	158	349
Sale of inventory stepped up to fair value at acquisition	22	36	7
Deferred income tax benefit (expense)	36	(46)	87
Changes in operating assets and liabilities:
Accounts receivable	(162)	(192)	(151)
Inventories	(320)	(299)	(115)
Accounts payable	21	(16)	35
Accrued expenses and other liabilities	90	241	129
Recall-related payments	(526)	(190)	(1,206)
Income taxes	704	(128)	(238)
Other, net	(254)	61	162
Net cash provided by operating activities	$1,559	$1,915	$981
Investing activities
Acquisitions, net of cash acquired	(831)	(4,332)	(153)
Purchases of marketable securities	(270)	(151)	(1,715)
Proceeds from sales of marketable securities	87	785	4,094
Purchases of property, plant and equipment	(598)	(490)	(270)
Other investing, net	(1)	(3)	—
Net cash (used in) provided by investing activities	$(1,613)	$(4,191)	$1,956
Financing activities
Proceeds from borrowings	733	1,094	1,576
Payments on borrowings	(933)	(1,635)	(2,272)
Proceeds from issuance of long-term debt, net	499	3,453	744
Dividends paid	(636)	(568)	(521)
Repurchase of common stock	(230)	(13)	(700)
Cash paid for taxes from withheld shares	(95)	(67)	(56)
Payments to purchase noncontrolling interest	(99)	—	—
Other financing, net	(33)	(6)	6
Net cash (used in) provided by financing activities	$(794)	$2,258	$(1,223)
Effect of exchange rate changes on cash and cash equivalents	74	(45)	(130)
Change in cash and cash equivalents	$(774)	$(63)	$1,584
Cash and cash equivalents at beginning of year	3,316	3,379	1,795
Cash and cash equivalents at end of year	$2,542	$3,316	$3,379

Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$312	$510	$497
Cash paid for interest on debt	$264	$180	$101

See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	20

STRYKER CORPORATION 2017 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Stryker Corporation (the "Company," "we," "us," or "our") is one of the world's leading medical technology companies and, together with its customers, is driven to make healthcare better. The Company offers innovative products and services in Orthopaedics, Medical and Surgical, and Neurotechnology and Spine that improve patient and hospital outcomes. Our products include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; neurosurgical, neurovascular and spinal devices; as well as other products used in a variety of medical specialties.
Basis of Presentation and Consolidation: The Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. We have no material interests in variable interest entities and none that require consolidation. Certain prior year amounts have been reclassified to conform to the presentation of our Consolidated Financial Statements in 2017.
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
Financial Instruments: Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The carrying value of our financial instruments, with the exception of our senior unsecured notes, approximates fair value on December 31, 2017 and 2016. Refer to Note 2 and 9 for further details.
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

STRYKER CORPORATION 2017 FORM 10-K

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
In some of our acquisitions, we acquire in-process research and development (IPRD), which is an indefinite-lived intangible asset. IPRD where research has been completed becomes a determinable-lived intangible asset and IPRD determined to have no future use becomes impaired.
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

STRYKER CORPORATION 2017 FORM 10-K

Share-Based Compensation: We use share based compensation in the form of stock options, restricted stock units (RSUs) and performance-based restricted stock units (PSUs). Stock options are granted under long-term incentive plans to certain key employees and non-employee directors at an exercise price not less than the fair market value of the underlying common stock, which is the quoted closing price of our common stock on the day prior to the date of grant. The options are granted for periods of up to 10 years and become exercisable in varying installments.
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
New Accounting Pronouncements Not Yet Adopted
In August 2017 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies hedge accounting guidance, as well as improves presentation and disclosure to align the economic effects of risk management strategies in the financial statements. The update is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted. We have performed a preliminary assessment of the impact from this update and do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements. We are currently evaluating our timing of adopting this standard.
In May 2017 the FASB issued ASU 2017-09, Compensation - Stock Compensation, which revises the guidance related to changes in terms or conditions of a share-based payment award. We plan to adopt this update on January 1, 2018 and do not expect the adoption to have a material impact on our Consolidated Financial Statements.
In March 2017 the FASB issued ASU 2017-07, Compensation - Retirement Benefits, which revises the recognition and presentation of the elements of net pension benefit costs. We plan to adopt this update on January 1, 2018 and do not expect the adoption to have a material impact on our Consolidated Financial Statements.
In February 2016 the FASB issued ASU 2016-02, Leases. This update requires an entity to recognize assets and liabilities on the balance sheet for leases with terms greater than 12 months. We are in the process of evaluating the impact on our Consolidated Financial Statements and anticipate most of our current operating leases, as well as some service contracts, will result in the recognition of right to use assets and corresponding lease liabilities in our Consolidated Balance Sheets. We also anticipate changes in classification between financial statement line items in our Consolidated Statements of Earnings and Consolidated Statements of Cash Flows, but do not anticipate adoption of the update will have a material impact on net earnings and cash flows. We plan to adopt this update on January 1, 2019.
In October 2016 the FASB issued ASU 2016-16, Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory, which requires companies to account for the income tax effect of intercompany sales and transfers of assets other than inventory when the transfer occurs. Under current guidance, we defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. We will adopt this update on January 1, 2018. We have finalized our assessment of the impact from this update and have recorded a cumulative-effect adjustment to decrease retained earnings in the amount of approximately $696 as of January 1, 2018.
In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update outlines a single, comprehensive model for accounting for revenue from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We plan to adopt this update on January 1, 2018 using the modified retrospective approach by recognizing the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings for 2018. We have finalized our assessment of the impact from this update and have recorded a cumulative-effect adjustment to decrease retained earnings in the amount of $55 as of January 1, 2018. We expect the impact from adoption of this standard will be recognized in our Consolidated Statements of Earnings in 2018.
Accounting Pronouncements Recently Adopted
On January 1, 2017 we adopted ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The impact on our Consolidated Statements of Earnings in 2017 was a tax benefit of $57. In our prior year

Dollar amounts in millions except per share amounts or as otherwise specified.	23

STRYKER CORPORATION 2017 FORM 10-K

Consolidated Statements of Cash Flow we reclassified $36 from other financing to income taxes within operating activities to conform to current year presentation.
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
NOTE 2 - FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in their entirety based on the lowest level of input and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs reflecting our assumptions or external inputs from active markets.
Use of observable market data, when available, is required in making fair value measurements. When inputs used fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. We determine fair value for Level 1 instruments using exchange-traded prices for identical instruments. We determine fair value of Level 2 instruments using exchange-traded prices of similar instruments, where available, or utilizing other observable inputs that take into account our credit risk and that of our counterparties. Foreign currency exchange contracts and interest rate hedges are included in Level 2 and we use inputs other than quoted prices that are observable for the asset or liability. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis. Our Level 3 liabilities are comprised of contingent consideration arising from recently completed acquisitions. We determine fair value of these Level 3 liabilities using a discounted cash flow technique or the Black-Scholes option pricing model. Significant unobservable inputs were used in our assessment of fair value, including assumptions regarding future business results, discount rates, discount periods and probability assessments based on likelihood of reaching various targets. We remeasure the fair value of our assets and liabilities each reporting period. We record the changes in fair value within selling, general and administrative expense and the changes in the time value of money within other income (expense), net.

Assets Measured at Fair Value
	2017	2016
Cash and cash equivalents	$2,542	$3,316
Trading marketable securities	121	94
Level 1 - Assets	$2,663	$3,410
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$125	$25
Foreign government debt securities	2	—
United States agency debt securities	27	9
United States treasury debt securities	70	16
Certificates of deposit	27	18
Total available-for-sale marketable securities	$251	$68
Foreign currency exchange forward contracts	15	45
Interest rate swap asset	49	57
Level 2 - Assets	$315	$170
Total assets measured at fair value	$2,978	$3,580

Liabilities Measured at Fair Value
	2017	2016
Deferred compensation arrangements	$121	$94
Level 1 - Liabilities	$121	$94
Foreign currency exchange forward contracts	$37	$18
Level 2 - Liabilities	$37	$18
Contingent consideration:
Beginning	$86	$56
Additions	3	49
Change in estimate	2	(7)
Settlements	(59)	(12)
Ending	$32	$86
Level 3 - Liabilities	$32	$86
Total liabilities measured at fair value	$190	$198

Fair Value of Available for Sale Securities by Maturity
	2017	2016
Due in one year or less	$107	$36
Due after one year through three years	$144	$32
On December 31, 2017 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest receivable was $1 and less than $1 in 2017 and 2016 related to our marketable security portfolio. Interest and marketable securities income was $60, $29, and $14 in 2017, 2016, and 2015, which was recorded in other income (expense), net.
Our investments in available-for-sale marketable securities had a minimum credit quality rating of A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired on December 31, 2017. On December 31, 2017 substantially all our investments with unrealized losses that were not deemed to be other-than-temporarily impaired were in a continuous unrealized loss position for less than twelve months, and the losses were nominal.

Securities in a Continuous Unrealized Loss Position
	Number of Investments	Fair Value
Corporate and Asset-Backed	118	$108
Foreign government	1	2
United States Agency	15	20
United States Treasury	20	70
Certificate of Deposit	28	23
Total	182	$223
NOTE 3 - DERIVATIVE INSTRUMENTS
Foreign Currency Hedges
We use operational and economic hedges, foreign currency exchange forward contracts, net investment hedges (both long-term

Dollar amounts in millions except per share amounts or as otherwise specified.	24

STRYKER CORPORATION 2017 FORM 10-K

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

2017	Designated	Non-Designated	Total
Gross notional amount	$1,104	$4,767	$5,871
Maximum term in days			548
Fair value:
Other current assets	$11	$4	$15
Other noncurrent assets	1	—	1
Other current liabilities	(7)	(29)	(36)
Other noncurrent liabilities	(1)	—	(1)
Total fair value	$4	$(25)	$(21)
2016
Gross notional amount	$1,058	$2,841	$3,899
Maximum term in days			548
Fair value:
Other current assets	$24	$17	$41
Other noncurrent assets	4	—	4
Other current liabilities	(9)	(7)	(16)
Other noncurrent liabilities	(2)	—	(2)
Total fair value	$17	$10	$27
On December 31, 2017 the total after-tax amount in AOCI related to our designated net investment hedges was $30. We evaluate the effectiveness of our net investment hedges quarterly. We have not recognized any ineffectiveness in 2017.

Net Currency Exchange Rate Gains (Losses)
Recorded in:	2017	2016	2015
Cost of sales	$(6)	$—	$19
Other income (expense), net	(9)	(19)	(22)
Total	$(15)	$(19)	$(3)
On December 31, 2017 pretax gains recorded in AOCI on derivatives designated as hedges that are expected to be reclassified to earnings within 12 months of the balance sheet date were $7 compared with less than $1 on December 31, 2016. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There were de minimis ineffective portions of derivatives, which are included in the table above.
Interest Rate Hedges
On December 31, 2017 we had interest rate swaps with notional amounts of $600 designated as forward starting interest rate swaps in anticipation of future debt issuances. The market value of outstanding interest rate swap agreements on December 31, 2017 was $44, which was recorded in other current assets with an offsetting amount recorded in AOCI. Upon the probable issuance of the debt, these amounts will be released to interest expense over the term of the debt. The cash flow effect of this hedge is recorded in cash flow from operations.
On December 31, 2017 we had interest rate swaps with gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 senior unsecured notes due in 2024. There was no hedge ineffectiveness recorded as a result of these fair value hedges in 2017.

Fair Value Interest Rate Hedge Instruments
	2017	2016
Gross notional amount	$500	$500
Fair value:
Other noncurrent assets	5	9
Long-term debt	(5)	(9)
Total	$—	$—
NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
2015	$—	$(119)	$4	$(524)	$(639)
OCI	3	(20)	35	(112)	(94)
Income taxes	(1)	3	(15)	(17)	(30)
Reclassifications to:
Cost of Sales	—	6	—	—	6
Other income	(3)	—	—	—	(3)
Income taxes	1	(2)	—	—	(1)
Net OCI	—	(13)	20	(129)	(122)
2016	$—	$(132)	$24	$(653)	$(761)
OCI	(7)	(27)	(4)	163	125
Income taxes	1	19	4	47	71
Reclassifications to:
Cost of Sales	—	8	6	—	14
Other Income	2	—	—	—	2
Income taxes	—	(2)	(2)	—	(4)
Net OCI	(4)	(2)	4	210	208
2017	$(4)	$(134)	$28	$(443)	$(553)
NOTE 5 - ACQUISITIONS
In 2017 and 2016 total cash paid for acquisitions was $831 and $4,332. We acquired stock in companies and various assets that continue to support our capital deployment and product development strategies.
In December 2017 we announced a definitive merger agreement to acquire Entellus Medical, Inc. (Entellus), a high-growth global medical technology company focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of various ear, nose and throat (ENT) disease states, for $24.00 per share, or total consideration of approximately $662. Entellus, which had net sales of approximately $75 in 2016, will be integrated into the Instruments business within MedSurg. We expect the acquisition to close in February 2018.
In September 2017 we completed the acquisition of NOVADAQ Technologies Inc. (NOVADAQ) for total consideration of approximately $716. NOVADAQ is a leading developer of fluorescence imaging technology that provides surgeons with visualization of blood flow in vessels and related tissue perfusion in cardiac, cardiovascular, gastrointestinal, plastic, microsurgical, and reconstructive procedures. This acquisition enhances product offerings within our MedSurg segment. Goodwill related to the NOVADAQ acquisition is not deductible for tax purposes.

Dollar amounts in millions except per share amounts or as otherwise specified.	25

STRYKER CORPORATION 2017 FORM 10-K

Purchase Price Allocation of Acquired Net Assets
	2017	2016
	NOVADAQ	Sage	Physio
Purchase price paid	$716	$2,870	$1,299
Contingent consideration	—	5	—
Total consideration	$716	$2,875	$1,299
Tangible assets acquired:
Cash	42	91	32
Accounts receivable	11	29	107
Inventory	39	63	61
Other assets	9	80	103
Liabilities	(58)	(83)	(364)
Intangible assets:
Customer relationship	18	930	344
Trade name	1	70	160
Developed technology and patents	133	173	226
IPRD	—	—	7
Goodwill	521	1,522	623
	$716	$2,875	$1,299
Weighted average life of intangible assets	14	15	14
Purchase price allocations for NOVADAQ and other acquisitions in 2017 and 2016 were based on preliminary valuations. Our estimates and assumptions are subject to change within the measurement period. The purchase price allocation for the acquisitions of Sage Products, LLC (Sage) and Physio-Control International, Inc. (Physio) was finalized in 2017. Goodwill related to the Sage acquisition is deductible for tax purposes.
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
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. On November 3, 2014 we announced that we had entered into a settlement agreement to compensate eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem prior to that date and in December 2016 the settlement program was extended to patients who had revision surgery prior to December 19, 2016. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, some lawsuits will remain and we will continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter globally is currently estimated to be approximately $2,072 to $2,307 ($2,304 to $2,539 before $232 of third-party insurance recoveries). We recorded additional charges to earnings of $104 in 2017, representing the excess of the minimum of the range over the previously recorded reserves. The final outcome of this matter is dependent on many factors that are difficult to predict including the number of enrollees in the settlement program and the total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In 2010 we filed a lawsuit in federal court against Zimmer Biomet Holdings, Inc. (Zimmer), alleging that a Zimmer product infringed on three of our patents. In 2013 following a jury trial favorable to us, the trial judge entered a final judgment that, among other things, awarded us damages of $76 and ordered Zimmer to pay us enhanced damages. Zimmer appealed this ruling. In December 2014 the Federal Circuit affirmed the damages awarded to us, reversed the order for enhanced damages and remanded the issue of attorney fees to the trial court. In May 2015 the trial court entered a stipulated judgment that, among other things, required Zimmer to pay us the base amount of damages and interest, while the issues of enhanced damages and attorney fees continue to be pursued. In June 2015 we recorded a $54 gain, net of legal costs, which was recorded within selling, general and administrative expenses. On June 13, 2016 the United States Supreme Court vacated the decision of the Federal Circuit that reversed our judgment for enhanced damages and remanded the case to the Federal Circuit to reconsider the issue. On September 12, 2016 the Federal Circuit issued an opinion that, among other things, remanded the issue of enhanced damages to the trial court. On July 12, 2017 the trial court reaffirmed its award of enhanced damages and entered a judgment of $164 in our favor. On July 24, 2017 Zimmer filed a notice of appeal of this decision.
Future Obligations
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. In addition, we lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Rent expense totaled $125, $112, and $101 in 2017, 2016 and 2015. Refer to Note 9 for more information on the debt obligations.

Future Obligations
	2018	2019	2020	2021	2022	Thereafter
Debt repayments	$600	$1,250	$500	$750	$—	$4,150
Purchase obligations	$1,046	$95	$2	$1	$—	$—
Minimum lease payments	$106	$63	$45	$31	$21	$60
NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS
We completed our annual impairment tests of goodwill in 2017 and 2016 and concluded in each year that no impairments exist.

Dollar amounts in millions except per share amounts or as otherwise specified.	26

STRYKER CORPORATION 2017 FORM 10-K

Summary of Other Intangible Assets
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Developed technologies
2017	12	$2,416	$917	$1,499
2016	14	2,091	706	1,385
Customer relationships
2017	15	$2,088	$561	$1,527
2016	15	2,049	407	1,642
Patents
2017	10	$340	$227	$113
2016	11	317	206	111
Trademarks
2017	18	$352	$84	$268
2016	18	348	59	289
In-process research and development
2017	N/A	$25	—	$25
2016	N/A	30	—	30
Other
2017	9	$93	$48	$45
2016	12	115	64	51
Total
2017	14	$5,314	$1,837	$3,477
2016	15	$4,950	$1,442	$3,508

Changes in the Net Carrying Value of Goodwill by Segment
	Orthopaedics	MedSurg	Neurotechnology and Spine	Total
2015	$2,344	$782	$1,010	$4,136
Additions and adjustments	72	2,196	62	2,330
Foreign exchange	(44)	(44)	(22)	(110)
2016	$2,372	$2,934	$1,050	$6,356
Additions and adjustments	2	553	109	664
Foreign exchange	52	22	74	148
2017	$2,426	$3,509	$1,233	$7,168

Estimated Amortization Expense
2018	2019	2020	2021	2022
$368	$355	$330	$318	$311
NOTE 8 - CAPITAL STOCK
The aggregate number of shares of all classes of stock with which we are authorized to issue is up to 1,000,500,000, divided into two classes consisting of 500,000 shares of $1 par value preferred stock and 1,000,000,000 shares of common stock with a par value of $0.10. No shares of preferred stock were outstanding on December 31, 2017.
In 2017 we repurchased 1.9 million shares at a cost of $230. The manner, timing and amount of repurchases are determined by management based on an evaluation of market conditions, stock price and other factors and are subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On December 31, 2017 the total dollar value of shares that could be purchased under our authorized repurchase program was $1,640.
Shares reserved for future compensation grants of our common stock were 37 million and 11 million on December 31, 2017 and 2016.
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

Option Value and Assumptions
	2017	2016	2015
Weighted-average fair value per share	$22.43	$17.73	$22.55
Assumptions:
Risk-free interest rate	2.0%	1.3%	1.8%
Expected dividend yield	1.5%	1.6%	1.6%
Expected stock price volatility	19.4%	20.5%	25.5%
Expected option life (years)	6.0	6.1	7.3
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

2017 Stock Option Activity
	Shares (in millions)	Weighted Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding January 1	14.9	$73.14
Granted	2.9	122.66
Exercised	(2.5)	62.66
Canceled	(0.6)	97.87
Outstanding December 31	14.7	$83.71	5.4	$956.5
Exercisable December 31	7.5	$65.47	4.2	$666.8
Options expected to vest	6.6	$101.83	7.9	$347.9
The aggregate intrinsic value of options, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, exercised was $184, $128, and $98 in 2017, 2016 and 2015. Exercise prices for options outstanding ranged from $38.71 to $154.87 on December 31, 2017. On December 31, 2017 there was $90 of unrecognized compensation cost related to nonvested stock options granted under the long-term incentive plans; that cost is expected to be recognized over the weighted-average period of approximately 1.6 years.

Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) Activity
	Shares (in millions)		Weighted Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Nonvested on January 1	1.1	0.3	$90.10	$91.19
Granted	0.5	0.1	117.44	122.41
Vested	(0.5)	(0.1)	87.08	81.14
Canceled or forfeited	(0.1)	—	102.01	92.18
Nonvested on December 31	1.0	0.3	$104.85	$104.51
On December 31, 2017 there was $56 of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized as expense over the weighted-average period of approximately one year. The weighted-average grant date fair value per share of RSUs granted was $117.44 and $94.70 in 2017 and 2016. The fair value of RSUs and PSUs vested in 2017 was $44 and $7. On December 31, 2017 there was $13 of unrecognized compensation cost related to nonvested PSUs; the cost is expected to be recognized as expense over the weighted-average period of approximately one year.

Dollar amounts in millions except per share amounts or as otherwise specified.	27

STRYKER CORPORATION 2017 FORM 10-K

Employee Stock Purchase Plans (ESPP)
Full- and part-time employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 95% of the closing stock price on the last trading day of a purchase period. We issued 163,415 and 159,329 shares under the ESPP in 2017 and 2016.
NOTE 9 - DEBT AND CREDIT FACILITIES
In January 2017 we issued $500 of senior unsecured notes with a fixed interest rate of 1.800% due on January 15, 2019. Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On December 31, 2017 there were no amounts outstanding under our commercial paper program.
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on December 31, 2017.

Summary of Total Debt
		2017	2016
Senior unsecured notes:
Rate	Due
1.300%	April 1, 2018	$600	$598
1.800%	January 15, 2019	499	—
2.000%	March 8, 2019	748	746
4.375%	January 15, 2020	498	497
2.625%	March 15, 2021	746	745
3.375%	May 15, 2024	598	602
3.375%	November 1, 2025	745	744
3.500%	March 15, 2026	988	987
4.100%	April 1, 2043	391	391
4.375%	May 15, 2044	394	395
4.625%	March 15, 2046	980	979
Commercial paper		—	200
Other		35	30
Total debt		$7,222	$6,914
Less current maturities		632	228
Total long-term debt		$6,590	$6,686

Unamortized debt issuance costs		$39	$45
Borrowing capacity on existing facilities		$1,547	$1,551
Fair value of senior unsecured notes		$7,521	$6,762
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
Interest expense, including required fees incurred on outstanding debt and credit facilities that were included in other expense, totaled $247, $228, and $108 in 2017, 2016 and 2015.
NOTE 10 - INCOME TAXES
Our effective tax rate was 50.6%, 14.3% and 17.1% for 2017, 2016 and 2015. The effective income tax rate for 2017 reflects the impact of complying with the Tax Cuts and Jobs Act of 2017, signed into law in December 2017, partially offset by the benefits from the adoption of ASU 2016-09 Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting on January 1, 2017 and continued lower effective income tax rates as a result of the European headquarters. The establishment of the European regional headquarters contributed to the lower effective income tax rates in 2016 and 2015.

Effective Income Tax Rate Reconciliation
	2017	2016	2015
United States federal statutory rate	35.0%	35.0%	35.0%
United States state and local income taxes, less federal deduction	1.2	1.7	2.1
Foreign income tax at rates other than 35%	(21.0)	(22.2)	(17.6)
Tax Cuts and Jobs Act of 2017 transition tax	38.0	—	—
Tax Cuts and Jobs Act of 2017 deferred tax changes	2.3	—	—
Tax related to repatriation of foreign earnings	—	(0.3)	(3.9)
Other	(4.9)	0.1	1.5
Effective income tax rate	50.6%	14.3%	17.1%
In December 2017 the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law in the United States. The law includes significant changes to the United States corporate income tax system, including a federal corporate rate reduction, limitations on the deductibility of certain expenses, and the transition of United States international taxation from a worldwide tax system to a territorial tax system. As part of the transition to a territorial tax system, the Act requires taxpayers to calculate a one-time transition tax based on undistributed earnings of foreign subsidiaries. We recorded the transition tax in our current year results which significantly impacted our effective tax rate. Additionally, we recorded additional tax expense to adjust certain deferred tax accounts to the new corporate tax rate.
These amounts are our best estimate based on the current information and guidance available at this time and represent provisional estimates of the transition tax related charge and change in deferred tax accounts charge associated with the Act and will be finalized in 2018.

Earnings Before Income Taxes
	2017	2016	2015
United States	$499	$542	$475
International	1,564	1,379	1,260
Total	$2,063	$1,921	$1,735

Components of Income Tax Expense
Current income tax expense:	2017	2016	2015
United States federal	$836	$94	$78
United States state and local	38	50	23
International	133	176	108
Total current income tax expense	$1,007	$320	$209
Deferred income tax expense (benefit):
United States federal	$84	$(17)	$2
United States state and local	(9)	(12)	8
International	(39)	(17)	77
Total deferred income tax expense (benefit)	$36	$(46)	$87
Total income tax expense	$1,043	$274	$296
Interest and penalties included in other income (expense), net were expense of ($28), ($1) and ($4) in 2017, 2016 and 2015. The United States federal deferred income tax expense (benefit) includes the utilization of net operating loss carryforwards of $32, $28 and $79 in 2017, 2016 and 2015.

Dollar amounts in millions except per share amounts or as otherwise specified.	28

STRYKER CORPORATION 2017 FORM 10-K

Deferred Income Tax Assets and Liabilities
Deferred income tax assets:	2017	2016
Inventories	$480	$583
Product-related liabilities	34	115
Other accrued expenses	204	248
State income taxes	46	52
Share-based compensation	46	80
Net operating loss carryforwards	52	74
Other	105	117
Total deferred income tax assets	$967	$1,269
Less valuation allowances	(49)	(51)
Net deferred income tax assets	$918	$1,218
Deferred income tax liabilities:
Depreciation and amortization	$(598)	$(871)
Undistributed earnings	(81)	(50)
Other	(3)	(50)
Total deferred income tax liabilities	$(682)	$(971)
Net deferred income tax assets	$236	$247
Reported as:
Noncurrent assets—Other	$283	$302
Noncurrent liabilities—Other liabilities	(47)	(55)
Total	$236	$247
Accrued interest and penalties were $60 and $34 on December 31, 2017 and 2016, which were reported in current and non-current accrued expenses and other liabilities.
Net operating loss carryforwards totaling $219 on December 31, 2017 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States loss carryforwards of $106 expire through 2028. International loss carryforwards of $113 began to expire in 2017; however, some have no expiration. Of these carryforwards, $36 are subject to a full valuation allowance. We also have a tax credit carryforward of $43 with $40 being subject to a full valuation allowance. The credits with a full valuation allowance have no expiration; however, we do not anticipate generating income tax in excess of the credits in the foreseeable future.
We recorded a transition tax on undistributed foreign earnings as required by the Act. No other provision was made for income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested, which were $8,484 on December 31, 2017. Determination of the total amount of unrecognized deferred income tax on undistributed earnings of foreign subsidiaries is not practicable.

Uncertain Income Tax Positions
	2017	2016
Beginning uncertain tax positions	$287	$313
Increases related to current year income tax positions	123	47
Increases related to prior year income tax positions	131	22
Decreases related to prior year income tax positions:
Settlements and resolutions of income tax audits	(9)	(82)
Statute of limitations expirations	(4)	(9)
Foreign currency translation	12	(4)
Ending uncertain tax positions	$540	$287
Reported as:
Noncurrent liabilities—Income taxes	540	287
Total	$540	$287
Our income tax expense would have been reduced by $232 and $209 on December 31, 2017 and 2016 had these uncertain income tax positions been favorably resolved. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next twelve months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including inventory transfer pricing, cost sharing, product royalty and foreign branch arrangements. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be resolved. Interest and penalties incurred associated with uncertain tax positions are included in other income (expense), net.
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

	2017	2016	2015
Plan expense	$181	$166	$148
Expense funded with Stryker common stock	25	22	20
Stryker common stock held by plan:
Dollar amount	353	272	203
Shares (in millions)	2.3	2.3	2.2
Value as a percentage of total plan assets	11%	11%	11%
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

Dollar amounts in millions except per share amounts or as otherwise specified.	29

STRYKER CORPORATION 2017 FORM 10-K

Components of Net Periodic Pension Cost
Net periodic benefit cost:	2017	2016	2015
Service cost	$(42)	$(33)	$(36)
Interest cost	(10)	(11)	(10)
Expected return on plan assets	11	10	11
Amortization of prior service credit	1	1	1
Recognized actuarial loss	(9)	(9)	(13)
Net periodic benefit cost	$(49)	$(42)	$(47)
Changes in assets and benefit obligations recognized in OCI:
Net actuarial gain (loss)	$(25)	$(26)	$26
Recognized net actuarial loss	9	9	13
Prior service (credit) cost and transition amount	(1)	(1)	(1)
Total recognized in other comprehensive income (loss)	$(17)	$(18)	$38
Total recognized in net periodic benefit cost and OCI	$(66)	$(60)	$(9)

Weighted-average rates used to determine net periodic benefit cost:
Discount rate	1.8%	2.1%	2.0%
Expected return on plan assets	3.3%	3.6%	4.0%
Rate of compensation increase	2.8%	2.3%	2.9%
Weighted-average discount rate used to determine projected benefit obligations	1.8%	1.8%	2.1%
Investment Strategy
The investment strategy for our defined benefit pension plans is to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.

	2017	2016
Fair value of plan assets	$370	$308
Benefit obligations	(708)	(588)
Funded status	$(338)	$(280)
Reported as:
Current liabilities—accrued compensation	$(2)	$(1)
Noncurrent liabilities—other liabilities	(336)	(279)
Pre-tax amounts recognized in AOCI:
Unrecognized net actuarial loss	(189)	(171)
Unrecognized prior service credit	12	11
Total	$(177)	$(160)
The estimated net actuarial loss for the defined benefit pension plans to be reclassified from AOCI into net periodic benefit cost is $9 in 2018.The total estimated amortization of prior service credit and transition asset for the defined benefit pension plans to be reclassified from AOCI into net periodic benefit credit is $1 in 2018.

Change in Benefit Obligations
	2017	2016
Beginning projected benefit obligations	$588	$529
Service cost	42	33
Interest cost	10	11
Foreign exchange impact	60	(18)
Employee contributions	6	6
Actuarial losses	19	40
Acquisition	—	7
Benefits paid	(17)	(20)
Ending projected benefit obligations	$708	$588
Ending accumulated benefit obligations	$675	$560

Change in Plan Assets
	2017	2016
Beginning fair value of plan assets	$308	$289
Actual return	21	20
Employer contributions	23	18
Employee contributions	6	6
Foreign exchange impact	26	(9)
Acquisition	—	2
Benefits paid	(14)	(18)
Ending fair value of plan assets	$370	$308

Allocation of Plan Assets
	2017 Target	2017 Actual	2016 Actual
Equity securities	26%	28%	28%
Debt securities	45	45	50
Other	29	27	22
Total	100%	100%	100%

Valuation of Plan Assets
2017	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4	$—	$—	$4
Equity securities	104	17	—	121
Corporate debt securities	33	1	—	34
Other	148	14	49	211
Total	$289	$32	$49	$370
2016
Cash and cash equivalents	$7	$—	$—	$7
Equity securities	83	17	—	100
Corporate debt securities	127	—	—	127
Other	23	13	38	74
Total	$240	$30	$38	$308
Our Level 3 pension plan assets consist primarily of guaranteed investment contracts with insurance companies. The insurance contracts guarantee us principal repayment and a fixed rate of return. The $11 increase in Level 3 pension plan assets is primarily related to actual returns and acquired assets. We expect to contribute $24 to our defined benefit pension plans in 2018.

Estimated Future Benefit Payments
2018	2019	2020	2021	2022	2023-2027
$18	$17	$17	$17	$17	$101

Dollar amounts in millions except per share amounts or as otherwise specified.	30

STRYKER CORPORATION 2017 FORM 10-K

NOTE 12 - SUMMARY OF QUARTERLY DATA (UNAUDITED)

2017 Quarter	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$2,955	$3,012	$3,006	$3,471
Gross profit	1,962	1,990	1,982	2,239
Earnings before income taxes	499	444	471	649
Net earnings	444	391	434	(249)
Net earnings per share of common stock:
Basic	$1.19	$1.04	$1.16	$(0.66)
Diluted	$1.17	$1.03	$1.14	$(0.66)
Market price of common stock:
High	$133.59	$145.62	$148.84	$160.62
Low	$116.50	$129.82	$137.70	$141.68
Dividends declared per share of common stock	$0.425	$0.425	$0.425	$0.47
2016 Quarter	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$2,495	$2,840	$2,833	$3,157
Gross profit	1,694	1,842	1,873	2,086
Earnings before income taxes	481	433	419	588
Net earnings	402	380	355	510
Net earnings per share of common stock:
Basic	$1.08	$1.02	$0.95	$1.36
Diluted	$1.07	$1.00	$0.94	$1.34
Market price of common stock:
High	$107.95	$119.83	$123.55	$121.84
Low	$86.68	$106.26	$109.75	$106.48
Dividends declared per share of common stock	$0.38	$0.38	$0.38	$0.425
NOTE 13 - SEGMENT AND GEOGRAPHIC DATA
We segregate our operations into three reportable business segments: Orthopaedics, MedSurg, and Neurotechnology and Spine.
The Corporate and Other category shown in the table below includes corporate and administration, corporate initiatives and share-based compensation, which includes compensation related to employee stock options, restricted stock units and performance stock unit grants and director stock options and restricted stock unit grants.

Segment Results
	2017	2016	2015
Orthopaedics	$4,713	$4,422	$4,223
MedSurg	5,557	4,894	3,895
Neurotechnology & Spine	2,174	2,009	1,828
Net sales	$12,444	$11,325	$9,946
Orthopaedics	$337	$317	$290
MedSurg	315	249	117
Neurotechnology & Spine	142	140	132
Segment depreciation and amortization	$794	$706	$539
Corporate and Other	65	46	51
Total depreciation and amortization	$859	$752	$590
Orthopaedics	$1,669	$1,597	$1,487
MedSurg	1,225	1,085	822
Neurotechnology & Spine	639	557	474
Segment operating income	$3,533	$3,239	$2,783
Items not allocated to segments:
Corporate and Other	$(402)	$(352)	$(302)
Acquisition & integration-related charges	(64)	(131)	(35)
Amortization of intangible assets	(371)	(319)	(210)
Restructuring related-charges	(194)	(125)	(132)
Rejuvenate and related-charges	(173)	(158)	(296)
Regulatory and legal matters	(39)	12	53
Consolidated operating income	$2,290	$2,166	$1,861

Segment Assets and Capital Spending
Assets:	2017	2016	2015
Orthopaedics	$7,486	$7,048	$6,149
MedSurg	9,759	8,553	5,341
Neurotechnology & Spine	4,105	4,129	3,904
Total segment assets	$21,350	$19,730	$15,394
Corporate and Other	847	705	829
Total assets	$22,197	$20,435	$16,223
Capital spending:
Orthopaedics	$138	$153	$95
MedSurg	194	129	89
Neurotechnology & Spine	50	25	28
Total segment capital spending	$382	$307	$212
Corporate and Other	216	183	58
Total capital spending	$598	$490	$270
We measure the financial results of our reportable segments using an internal performance measure that excludes acquisition and integration-related charges, restructuring-related charges, reserves for certain product recall matters, reserves for certain legal and regulatory matters and a donation to an educational institution. Identifiable assets are those assets used exclusively in the operations of each business segment or allocated when used jointly. Corporate assets are principally cash and cash equivalents, marketable securities and property, plant and equipment.
The countries in which we have local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico); Europe, Middle East, Africa; Asia Pacific; and other foreign countries, which include Canada and countries in the Latin American region. Net sales are reported based off the geographic area of the Stryker location where the sales to the customer originated.

Geographic Information
	Net Sales			Net Property, Plant and Equipment
	2017	2016	2015	2017	2016
United States	$9,059	$8,230	$7,116	$1,102	$941
Europe, Middle East, Africa	1,567	1,437	1,267	718	493
Asia Pacific	1,413	1,325	1,251	107	105
Other countries	405	333	312	48	30
Total	$12,444	$11,325	$9,946	$1,975	$1,569

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) (Exchange Act) at December 31, 2017. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting during the fourth quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Dollar amounts in millions except per share amounts or as otherwise specified.	31

STRYKER CORPORATION 2017 FORM 10-K

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
The Company's management assessed the effectiveness of our internal control over financial reporting on December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017. The Company's management excluded NOVADAQ Technologies, Inc. (NOVADAQ) acquired on September 1, 2017 and VEXIM, acquired on October 24, 2017, from its evaluation of internal control over financial reporting as of December 31, 2017. As of December 31, 2017 NOVADAQ and VEXIM represented approximately 4.2% of our consolidated total assets and a de minimus percentage of our consolidated net sales for 2017.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Stryker Corporation
Opinion on Internal Control over Financial Reporting
We have audited Stryker Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stryker Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NOVADAQ and VEXIM which are included in the December 31, 2017 consolidated financial statements of the Company and constituted 4.2% and 0.2% of total assets and net sales, respectively, as of, and for the year-ended, December 31, 2017. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of NOVADAQ and VEXIM.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)

(PCAOB), the consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of earnings and comprehensive income, shareholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 8, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    ERNST & YOUNG LLP
Grand Rapids, Michigan
February 8, 2018

Dollar amounts in millions except per share amounts or as otherwise specified.	32

ITEM 9B.	OTHER INFORMATION.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our executive officers appears under the caption "Executive Officers" in Part I, Item 1 of this report.
Information regarding our directors and certain corporate governance and other matters appearing under the captions "Information About the Board of Directors and Corporate Governance Matters," "Proposal 1—Election of Directors," and "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance" in the 2018 proxy statement is incorporated herein by reference.
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
Information regarding the compensation of our management appearing under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation of Directors" in the 2018 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the caption "Stock Ownership" in the 2018 proxy statement is incorporated herein by reference.
On December 31, 2017 we had an equity compensation plan under which options were granted at a price not less than fair market value at the date of grant and under which awards of restricted stock units (RSUs) and performance stock units (PSUs) were made. Options and RSUs were also awarded under a previous plan. Additional information regarding our equity compensation plans appears in Note 1 and Note 8 to our Consolidated Financial Statements. On December 31, 2017 we also had a stock performance incentive award program pursuant to which shares of our common stock were and may be issued to certain employees with respect to performance. The status of these plans, each of which were previously submitted to and approved by our shareholders, on December 31, 2017 is as follows:

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
1998 Stock Option Plan	342,030	$67.80	—
2006 Long-Term Incentive Plan	5,200,126	$55.77	—
2008 Employee Stock Purchase Plan	N/A	N/A	4,918,415
2011 Long-Term Incentive Plan(1)	10,392,780	$88.21	36,624,093
2011 Performance Incentive Award Plan	N/A	N/A	349,129
Total			41,891,637.0
(1) The 2011 Long-Term Incentive Plan securities to be issued upon exercise includes 954,574 RSUs and 288,608 PSUs. The weighted average exercise prices does not take these awards into account.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption "Information About the Board of Directors and Corporate Governance Matters—Independent Directors" and "Information About the Board of Directors and Corporate Governance Matters—Certain Relationships and Related Party Transactions" in the 2018 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information under the caption "Proposal 2—Ratification of Appointment of Our Independent Registered Public Accounting Firm" in the 2018 proxy statement is incorporated herein by reference.

Dollar amounts in millions except per share amounts or as otherwise specified.	33

STRYKER CORPORATION 2017 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements
	The following Consolidated Financial Statements are set forth in Part II, Item 8 of this report.
	Report of Independent Registered Public Accounting Firm					16
	Consolidated Statements of Earnings for 2017, 2016, and 2015					17
	Consolidated Statements of Comprehensive Income for 2017, 2016, and 2015					17
	Consolidated Balance Sheets on 2017 and 2016					18
	Consolidated Statements of Shareholders’ Equity for 2017, 2016, and 2015					19
	Consolidated Statements of Cash Flows for 2017, 2016, and 2015					20
	Notes to Consolidated Financial Statements					21

(a) 2.	Financial Statement Schedules
	The Consolidated Financial Statement schedule of Stryker Corporation and its subsidiaries is:
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
			Additions	Deductions
	Description	Balance at Beginning of Period	Charged to Costs & Expenses	Uncollectible Amounts Written Off, Net of Recoveries	Effect of Changes in Foreign Currency Exchange Rates	Balance at End of Period
	DEDUCTED FROM ASSET ACCOUNTS
	Allowance for Doubtful Accounts:
	Year ended December 31, 2017	$56	$15	$14	$(2)	$59
	Year ended December 31, 2016	$61	$10	$14	$1	$56
	Year ended December 31, 2015	$59	$21	$15	$4	$61

All other schedules for which provision is made in the applicable accounting regulation of the U.S. Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) 3.	Exhibits

Dollar amounts in millions except per share amounts or as otherwise specified.	34

STRYKER CORPORATION 2017 FORM 10-K

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

(ix)
Eighth Supplemental Indenture (including the form of 2025 note), dated October 29, 2015, between Stryker Corporation and U.S. Bank National association.—Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated October 29, 2015 (Commission File No. 000-09165).

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

Exhibit 10—		Material contracts
(i)*	†	2011 Long-Term Incentive Plan (as amended effective February 6, 2018).
(ii)*	†	Form of grant notice and terms and conditions for stock options granted in 2018 under the 2011 Long-Term Incentive Plan.
(iii)*	†	Form of grant notice and terms and conditions for restricted stock units granted in 2018 under the 2011 Long-Term Incentive Plan.
(iv)*	†	Form of grant notice and terms and conditions for performance stock units granted in 2018 under the 2011 Long-Term Incentive Plan.
(v)*
2006 Long-Term Incentive Plan (as amended effective February 7, 2017)— Incorporated by reference to Exhibit 10(ii) to our Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

(vi)*		1998 Stock Option Plan (as amended February 7, 2017)— Incorporated by reference to Exhibit 10(iii) to our Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).
(vii)*
Form of grant notice and terms and conditions for stock options granted in 2017 under the 2011 Long-Term Incentive Plan— Incorporated by reference to Exhibit 10(iv) to our Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

35

STRYKER CORPORATION 2017 FORM 10-K

(viii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2017 under the 2011 Long-Term Incentive Plan— Incorporated by reference to Exhibit 10(v) to our Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

(ix)*
Form of grant notice and terms and conditions for performance stock units granted in 2017 under the 2011 Long-Term Incentive Plan— Incorporated by reference to Exhibit 10(vi) to our Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

(x)*
Form of grant notice and terms and conditions for stock options and restricted stock units granted in 2017 under the 2011 Long-Term Incentive Plan to non-employee directors— Incorporated by reference to Exhibit 10(vi) to our Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

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

(xiii)*
Form of grant notice and terms and conditions for performance stock units granted in 2016 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(v) to our Form 10-K for the year ended December 31, 2015 (Commission File No. 000-09165).

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

(xvii)*
Form of grant notice and terms and conditions for performance stock units granted in 2015 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(v) to our Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

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

(xxv)*
Separation Agreement and Release between Ramesh Subrahmanian and Stryker Corporation, dated as of September 16, 2015—Incorporated by reference to Exhibit 10.1 to our Form 8-K dated September 13, 2015 (Commission File No. 000-09165).

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

36

STRYKER CORPORATION 2017 FORM 10-K

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

ITEM 16.	FORM 10-K SUMMARY.
None.

37

STRYKER CORPORATION 2017 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
STRYKER CORPORATION

Date: February 8, 2018                         /s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the date indicated above on behalf of the registrant and in the capacities indicated.

/s/ KEVIN A. LOBO	/s/ GLENN S. BOEHNLEIN
Kevin A. Lobo	Glenn S. Boehnlein
Chairman and Chief Executive Officer	Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ WILLIAM E. BERRY JR.
William E. Berry, Jr.
Vice President, Corporate Controller
(Principal Accounting Officer)

/s/ MARY K. BRAINERD	/s/ LOUISE L. FRANCESCONI
Mary K. Brainerd	Louise L. Francesconi
Director	Director

/s/ HOWARD E. COX, JR.	/s/ ALLAN C. GOLSTON
Howard E. Cox, Jr.	Allan C. Golston
Director	Director

/s/ SRIKANT M. DATAR	/s/ ANDREW K. SILVERNAIL
Srikant M. Datar, Ph.D.	Andrew K. Silvernail
Director	Director

/s/ ROCH DOLIVEUX	/s/ RONDA E. STRYKER
Roch Doliveux, DVM	Ronda E. Stryker
Director	Director

38