Form 10-Q
period 2018-03-31
STRYKER CORP
filed 2018-04-27
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [ ]    NO [X]
There were 373,710,934 shares of Common Stock, $0.10 par value, on March 31, 2018.

STRYKER CORPORATION	2018 First Quarter Form 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months
	2018	2017
Net sales	$3,241	$2,955
Cost of sales	1,104	991
Gross profit	$2,137	$1,964
Research, development and engineering expenses	204	192
Selling, general and administrative expenses	1,236	1,102
Recall charges	4	26
Amortization of intangible assets	102	88
Total operating expenses	$1,546	$1,408
Operating income	$591	$556
Other income (expense), net	(49)	(57)
Earnings before income taxes	$542	$499
Income taxes	99	55
Net earnings	$443	$444

Net earnings per share of common stock:
Basic net earnings per share of common stock	$1.18	$1.19
Diluted net earnings per share of common stock	$1.16	$1.17

Weighted-average shares outstanding:
Basic	374.0	373.4
Effect of dilutive employee stock options	6.7	5.9
Diluted	380.7	379.3

Cash dividends declared per share of common stock	$0.470	$0.425
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months
	2018	2017
Net earnings	$443	$444
Other comprehensive income (loss), net of tax:
Marketable securities	(1)	—
Pension plans	(6)	(4)
Unrealized gains (losses) on designated hedges	15	(6)
Financial statement translation	35	96
Total other comprehensive income (loss), net of tax	$43	$86
Comprehensive income	$486	$530
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2018 First Quarter Form 10-Q

Stryker Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,179	$2,542
Marketable securities	276	251
Accounts receivable, less allowance of $65 ($59 in 2017)	2,108	2,198
Inventories:
Materials and supplies	554	528
Work in process	171	148
Finished goods	1,939	1,789
Total inventories	$2,664	$2,465
Prepaid expenses and other current assets	624	537
Total current assets	$7,851	$7,993
Property, plant and equipment:
Land, buildings and improvements	983	936
Machinery and equipment	2,998	2,864
Total property, plant and equipment	$3,981	$3,800
Less allowance for depreciation	1,927	1,825
Property, plant and equipment, net	$2,054	$1,975
Goodwill	7,723	7,168
Other intangibles, net	3,689	3,477
Other noncurrent assets	816	1,584
Total assets	$22,133	$22,197

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$529	$487
Accrued compensation	525	838
Income taxes	186	143
Dividend payable	178	178
Accrued recall expenses	165	196
Accrued expenses and other liabilities	1,233	1,011
Current maturities of debt	1,984	632
Total current liabilities	$4,800	$3,485
Long-term debt, excluding current maturities	5,920	6,590
Income taxes	1,278	1,261
Other noncurrent liabilities	912	881
Total liabilities	$12,910	$12,217
Shareholders' equity
Common stock, $0.10 par value:	37	37
Additional paid-in capital	1,486	1,496
Retained earnings	8,201	8,986
Accumulated other comprehensive loss	(510)	(553)
Total Stryker shareholders' equity	$9,214	$9,966
Noncontrolling interest	$9	$14
Total shareholders' equity	$9,223	$9,980
Total liabilities & shareholders' equity	$22,133	$22,197
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2018 First Quarter Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	2018	2017
Operating activities
Net earnings	$443	$444
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	74	62
Amortization of intangible assets	102	88
Share-based compensation	29	32
Recall charges	4	26
Sale of inventory stepped-up to fair value at acquisition	3	—
Changes in operating assets and liabilities:
Accounts receivable	139	112
Inventories	(144)	(114)
Accounts payable	33	23
Accrued expenses and other liabilities	(306)	(323)
Recall-related payments	(28)	(94)
Income taxes	48	(3)
Other, net	(100)	(102)
Net cash provided by operating activities	$297	$151
Investing activities
Acquisitions, net of cash acquired	(704)	(9)
Purchases of marketable securities	(77)	(12)
Proceeds from sales of marketable securities	53	14
Purchases of property, plant and equipment	(121)	(139)
Net cash used in investing activities	$(849)	$(146)
Financing activities
Proceeds from borrowings	952	658
Payments on borrowings	(258)	(354)
Dividends paid	(176)	(159)
Repurchases of common stock	(300)	(230)
Cash paid for taxes from withheld shares	(75)	(52)
Payments to purchase noncontrolling interest	(5)	—
Other financing, net	7	—
Net cash provided by (used in) financing activities	$145	$(137)
Effect of exchange rate changes on cash and cash equivalents	44	29
Change in cash and cash equivalents	$(363)	$(103)
Cash and cash equivalents at beginning of period	2,542	3,316
Cash and cash equivalents at end of period	$2,179	$3,213
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2018 First Quarter Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries (the "Company," "we," us" or "our") on March 31, 2018 and the results of operations for the three months 2018. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2017.
Certain prior year amounts have been reclassified to conform with current year presentation in our Consolidated Statements of Earnings and Note 10.
New Accounting Pronouncements Not Yet Adopted
We evaluate all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our Consolidated Financial Statements.
In August 2017 the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies hedge accounting guidance, as well as improves presentation and disclosure to align the economic effects of risk management strategies in the financial statements. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We have performed a preliminary assessment of the impact from this update and do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements. We are continuing to evaluate the timing of adoption of this update.
In February 2016 the FASB issued ASU 2016-02, Leases. This update requires an entity to recognize assets and liabilities on the balance sheet for leases with terms greater than 12 months. We are in the process of evaluating the impact on our Consolidated Financial Statements and anticipate most of our current operating leases, as well as some service contracts, will result in the recognition of right to use assets and corresponding lease liabilities in our Consolidated Balance Sheets. We do not anticipate adoption of the update will have a material impact on net earnings and cash flows. We have established a project team to lead the review of our lease agreements to assess the impact of the new guidance. We plan to adopt this update on January 1, 2019.
Accounting Pronouncements Recently Adopted
On January 1, 2018 we adopted ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 2 for further information.
On January 1, 2018 we adopted ASU 2016-16, Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory, which requires companies to account for the income tax effect of intercompany sales and transfers of assets other than inventory when the transfer occurs. Under previous guidance, we deferred the income tax effects of intercompany transfers of assets until the asset had been sold to an outside party or otherwise recognized. We recorded a $695 cumulative-effect adjustment to decrease the opening balance of retained earnings as of January 1, 2018.
On January 1, 2018 we adopted ASU 2017-07, Compensation - Retirement Benefits, which revises the presentation of the elements of net pension benefit costs. We have retrospectively applied the change in presentation of the non-service cost components of net periodic pension cost by reclassifying these amounts to Other income (expense), net within our Consolidated Statements of Earnings. The adoption of this update did not have a material impact on our Consolidated Financial Statements.
On January 1, 2018 we adopted ASU 2017-09, Compensation - Stock Compensation, which revises the guidance related to changes in terms or conditions of a share-based payment award. The adoption of this update did not have a material impact on our Consolidated Financial Statements.
On January 1, 2018 we adopted ASU 2018-02, Income Statements - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was issued in February 2018 and provides guidance allowing for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings. The adoption of this update did not have a material impact on our Consolidated Financial Statements.
NOTE 2 - REVENUE RECOGNITION
On January 1, 2018 we adopted ASU 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. The cumulative effect of initially applying ASC 606 was an adjustment to decrease the opening balance of retained earnings by $64 as of January 1, 2018.
With the adoption of ASC 606, we elected to apply certain permitted practical expedients. In evaluating the cumulative-effect adjustment to retained earnings, we adopted the standard only for contracts that were not complete as of the date of adoption. For contracts containing elements of variable consideration, we have elected to use the transaction price at the date the contract was deemed complete. For contracts that were modified prior to the adoption date, we have elected to present the aggregate effect of all contract modifications in determining the transaction price and for the allocation to the satisfied and unsatisfied performance obligations.
The impact of ASC 606 on our results of operations for the three months 2018 was not material and related primarily to the reclassification of certain costs previously presented as selling, general and administrative expenses to net sales.
Sales are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations. In the United States most of our products and services are marketed directly to doctors, hospitals and other healthcare facilities through company-owned subsidiaries and branches. Our products are also sold in over 85 countries through company-owned sales subsidiaries and branches as well as third party dealers and distributors.
Sales represent the amount of consideration we expect to receive from customers in exchange for transferring products and services. Net sales exclude sales, value add and other taxes we collect from customers. Other costs to obtain and fulfill contracts are expensed as incurred due to the short-term nature of a majority of our sales. We extend terms of payment to our customers based on commercially reasonable terms for the markets of our customers, while also considering their credit quality. A provision for estimated sales returns, discounts and rebates is recognized as a reduction of sales in the same period that the sales are recognized. Our estimate of the provision for sales returns has been established based on contract terms with our customers and historical business

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2018 First Quarter Form 10-Q

practices. Shipping and handling costs charged to customers are included in net sales.
Our sales continue to be recognized primarily when title to the product, ownership and risk of loss transfer to the customer, which can be on the date of shipment, the date of receipt by the customer or, for most Orthopaedics products, when we receive appropriate notification that the product has been used or implanted and a purchase order has been received. Products and services are primarily transferred to customers at a point in time, with some transfers of services taking place over time. In the three months 2018 less than 10% of our sales were recognized as services transferred over time.
We disaggregate our net sales by product line and geographic location for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales and cash flows are affected by economic factors.

	Three Months
	2018	2017
Orthopaedics:
Knees	$419	$391
Hips	331	320
Trauma and Extremities	389	352
Other	77	72
	$1,216	$1,135
MedSurg:
Instruments	$412	$394
Endoscopy	444	373
Medical	511	475
Sustainability	60	63
	$1,427	$1,305
Neurotechnology and Spine:
Neurotechnology	$410	$331
Spine	188	184
	$598	$515
Total	$3,241	$2,955

	Three Months 2018		Three Months 2017
	United States	International	United States	International
Orthopaedics:
Knees	$301	$118	$286	$105
Hips	205	126	204	116
Trauma and Extremities	245	144	228	124
Other	63	14	57	15
	$814	$402	$775	$360
MedSurg:
Instruments	$316	$96	$308	$86
Endoscopy	349	95	292	81
Medical	381	130	370	105
Sustainability	60	—	63	—
	$1,106	$321	$1,033	$272
Neurotechnology and Spine:
Neurotechnology	$256	$154	$215	$116
Spine	138	50	141	43
	$394	$204	$356	$159
Total	$2,314	$927	$2,164	$791

Orthopaedics
Orthopaedics products consist primarily of implants used in hip and knee joint replacements and trauma and extremity surgeries. Substantially all Orthopaedics sales are recognized when the product has been used or implanted and a purchase order has been received. These sales are recognized for the amount of consideration we expect to receive in exchange for transferring the products or services. For certain Orthopaedic products in the "other" category, we recognize sales at a point in time, as well as over time for performance obligations that may include an obligation to complete installation, provide training and ongoing services. These performance obligations are satisfied within one year.
MedSurg
MedSurg products include surgical equipment and surgical navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling, emergency medical equipment and intensive care disposable products (Medical), reprocessed and remanufactured medical devices (Sustainability) and other medical device products used in a variety of medical specialties. Substantially all MedSurg sales are recognized when control is transferred and a purchase order is received. The sales are recognized for the amount of consideration we expect to receive in exchange for transferring the products or services. For certain Endoscopy, Instruments and Medical services, we may recognize sales over time as we satisfy performance obligations that may include an obligation to complete installation, provide training and ongoing services and are generally performed within one year.
Neurotechnology and Spine
Neurotechnology and Spine products include both neurosurgical and neurovascular devices. Our spinal implant products include cervical, thoracolumbar and interbody systems used in spinal injury, deformity and degenerative therapies. Substantially all Neurotechnology and Spine sales are recognized when control is transferred and a purchase order is received. The sales are recognized as the amount of consideration we expect to receive in exchange for transferring the products or services.
Contract Assets and Liabilities
The nature of our products and services do not generally give rise to contract assets as we typically do not incur costs to fulfill a contract before a product or service is provided to a customer. Our costs to obtain contracts are typically in the form of sales commissions paid to employees of Stryker or third party agents. We have elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. As of March 31, 2018 there were no contract assets recorded in our Consolidated Balance Sheets.
Our contract liabilities arise as a result of unearned revenue received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. As of January 1, 2018 our contract liabilities were $251, which were reported in accrued expenses and other liabilities in our Consolidated Balance Sheets, $125 of which was recognized in sales in the three months 2018.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2018 First Quarter Form 10-Q

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2018	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(4)	$(134)	$28	$(443)	$(553)
OCI	(1)	(10)	21	23	33
Income taxes	—	1	(5)	12	8
Reclassifications to:
Cost of sales	—	2	(1)	—	1
Other income	—	—	—	—	—
Income taxes	—	1	—	—	1
Net OCI	$(1)	$(6)	$15	$35	$43
Ending	$(5)	$(140)	$43	$(408)	$(510)

Three Months 2017	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(132)	$24	$(653)	$(761)
OCI	—	(6)	(14)	85	65
Income taxes	—	1	4	11	16
Reclassifications to:
Cost of sales	—	2	5	—	7
Other expense	—	—	—	—	—
Income taxes	—	(1)	(1)	—	(2)
Net OCI	$—	$(4)	$(6)	$96	$86
Ending	$—	$(136)	$18	$(557)	$(675)
NOTE 4 - DERIVATIVE INSTRUMENTS
Foreign Currency Hedges
We use operational and economic hedges, foreign currency exchange forward contracts, net investment hedges (both long-term intercompany loans payable and forward exchange contracts) and interest rate derivative instruments to manage the impact of currency exchange and interest rate fluctuations on earnings and cash flow. We do not enter into derivative instruments for speculative purposes. We did not change our hedging strategies, accounting practices or objectives from those disclosed in our Annual Report on Form 10-K for 2017.

March 2018	Designated	Non-Designated	Total
Gross notional amount	$833	$4,353	$5,186
Maximum term in days			547
Fair value:
Other current assets	$9	$5	$14
Other noncurrent assets	1	—	1
Other current liabilities	(8)	(71)	(79)
Other noncurrent liabilities	(1)	—	(1)
Total fair value	$1	$(66)	$(65)

December 2017	Designated	Non-Designated	Total
Gross notional amount	$1,104	$4,767	$5,871
Maximum term in days			548
Fair value:
Other current assets	$11	$4	$15
Other noncurrent assets	1	—	1
Other current liabilities	(7)	(29)	(36)
Other noncurrent liabilities	(1)	—	(1)
Total fair value	$4	$(25)	$(21)
In the three months 2018 we terminated our net investment hedges. The amounts related to settled net investment hedges will be subsequently reclassified to interest expense when the hedged investment is either sold or substantially liquidated.

We are exposed to credit loss in the event of nonperformance by our counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.
Net Currency Exchange Rate (Losses) Gains

	Three Months
Recorded in:	2018	2017
Cost of sales	$1	$(5)
Other income (expense), net	(2)	—
Total	$(1)	$(5)
On March 31, 2018 and December 31, 2017 pretax gains on derivatives designated as hedges recorded in AOCI that are expected to be reclassified to earnings within 12 months of the balance sheet date were $3 and $7. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There were no ineffective portions of derivatives that resulted in gains or losses in any of the periods presented.
Interest Rate Risk
In conjunction with our offering of senior unsecured notes in the three months 2018, we terminated cash flow hedges with gross notional amounts of $600 designated as hedges of our interest rates, the impact of which will be recognized over time as a benefit within interest expense.
We also elected to terminate interest rate swaps with gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 unsecured senior notes due in 2024. The remaining fair value is presented in long-term debt and will be reclassified to interest expense over the term of the debt.
There was no hedge ineffectiveness recorded as a result of these cash flow and fair value hedges in 2018.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in Note 1 Significant Accounting Policies and Note 2 Fair Value Measurements of Notes to Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.
There were no significant transfers into or out of any level in 2018.

Assets Measured at Fair Value
	March	December
	2018	2017
Cash and cash equivalents	$2,179	$2,542
Trading marketable securities	125	121
Level 1 - Assets	$2,304	$2,663
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$113	$125
Foreign government debt securities	4	2
United States agency debt securities	28	27
United States Treasury debt securities	74	70
Certificates of deposit	57	27
Total available-for-sale marketable securities	$276	$251
Foreign currency exchange forward contracts	15	15
Interest rate swap asset	—	49
Level 2 - Assets	$291	$315
Total assets measured at fair value	$2,595	$2,978

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2018 First Quarter Form 10-Q

Liabilities Measured at Fair Value
	March	December
	2018	2017
Deferred compensation arrangements	$125	$121
Level 1 - Liabilities	$125	$121
Foreign currency exchange forward contracts	$80	$37
Level 2 - Liabilities	$80	$37
Contingent consideration:
Beginning	$32	$86
Additions	78	3
Change in estimate	—	2
Settlements	(2)	(59)
Ending	$108	$32
Level 3 - Liabilities	$108	$32
Total liabilities measured at fair value	$313	$190

Fair Value of Available for Sale Securities by Maturity
	March 2018	December 2017
Due in one year or less	$128	$107
Due after one year through three years	$148	$144
On March 31, 2018 and December 31, 2017 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income was $23 and $11 in the three months 2018 and 2017, which was recorded in other income (expense), net.
Our investments in available-for-sale marketable securities had a minimum credit quality rating of A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired on March 31, 2018. On March 31, 2018 substantially all our investments with unrealized losses that were not deemed to be other-than-temporarily impaired were in a continuous unrealized loss position for less than twelve months, and the losses were nominal.

Securities in a Continuous Unrealized Loss Position
	Number of Investments	Fair Value
Corporate and asset-backed	124	$100
Foreign government	1	2
United States agency	17	28
United States Treasury	25	74
Certificates of deposit	44	54
Total	211	$258
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
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. On November 3, 2014 we announced that we had entered into a settlement agreement to compensate eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem prior to that date and in December 2016 the settlement program was extended to patients who had revision surgery prior to December 19, 2016. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, some lawsuits will remain and we will continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter globally is currently estimated to be approximately $2,072 to $2,307 ($2,304 to $2,539 before $232 of third-party insurance recoveries). We did not recognize additional charges to earnings in the three months 2018 as the low end of the range of the liability was equal to the amount of previously recorded reserves. The final outcome of this matter is dependent on many factors that are difficult to predict including the number of enrollees in the settlement program and the total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
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
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. In the three months 2018 and 2017 cash paid for acquisitions, net of cash acquired, was $704 and $9.

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2018 First Quarter Form 10-Q

In February 2018 we completed the acquisition of Entellus Medical, Inc. (Entellus) for $24.00 per share, or an aggregate purchase price of $697, net of cash acquired. Entellus is focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of various ear, nose and throat (ENT) disease states. Entellus is part of the Neurotechnology business within Neurotechnology and Spine. Goodwill attributable to the acquisition of Entellus is not deductible for tax purposes.
In September 2017 we completed the acquisition of NOVADAQ Technologies Inc. (NOVADAQ) for an aggregate purchase price of $674, net of cash acquired. NOVADAQ is a leading developer of fluorescence imaging technology that provides surgeons with visualization of blood flow in vessels and related tissue perfusion in cardiac, cardiovascular, gastrointestinal, plastic, microsurgical, and reconstructive procedures. NOVADAQ is part of the Endoscopy business within the MedSurg segment. Goodwill attributable to the acquisition of NOVADAQ is not deductible for tax purposes.
Purchase price allocations for Entellus and NOVADAQ were based on preliminary valuations. Our estimates and assumptions are subject to change within the measurement period.

Purchase Price Allocation of Acquired Net Assets
	2018	2017
	Entellus	NOVADAQ
Purchase price, net of cash acquired	$697	$674

Tangible assets:
Accounts receivable	17	11
Inventory	14	39
Other assets	66	9
Contingent consideration	(78)	—
Other liabilities	(92)	(59)
Intangible assets:
Customer relationship	33	18
Trade name	—	1
Developed technology and patents	256	133
Goodwill	481	522
	$697	$674
Weighted-average life of intangible assets	16	14

Estimated Amortization Expense
Remainder of 2018	2019	2020	2021	2022
$287	$370	$345	$333	$327
NOTE 8 - DEBT AND CREDIT FACILITIES
In March 2018 we issued $600 of senior unsecured notes with a coupon of 3.650% due on March 7, 2028 (the notes). Our annual interest expense arising from the issuance of the notes will be reduced by the benefit from the cash flow hedges that were terminated in conjunction with the issuance. Refer to Note 4 to our Consolidated Financial Statements for further information.
Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. The weighted average original maturity of the commercial paper outstanding on March 31, 2018 was approximately 29 days, and the weighted average annualized interest rate of short-term debt was approximately 2.6%.
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on March 31, 2018.

Summary of Total Debt		March 2018	December 2017
Senior unsecured notes:
Rate	Due
1.300%	April 1, 2018	$600	$600
1.800%	January 15, 2019	499	499
2.000%	March 8, 2019	748	748
4.375%	January 15, 2020	498	498
2.625%	March 15, 2021	746	746
3.375%	May 15, 2024	582	598
3.375%	November 1, 2025	745	745
3.500%	March 15, 2026	988	988
3.650%	March 7, 2028	595	—
4.100%	April 1, 2043	391	391
4.375%	May 15, 2044	395	394
4.625%	March 15, 2046	980	980
Commercial paper		100	—
Other		37	35
Total debt		$7,904	$7,222
Less current maturities of debt		1,984	632
Total long-term debt		$5,920	$6,590

Unamortized debt issuance costs		$42	$39
Available borrowing capacity		$1,547	$1,547
Fair value of senior unsecured notes		$7,893	$7,521
In April 2018 we repaid $600 of our senior unsecured notes with a coupon of 1.300%. This amount is presented in Current maturities of debt in our Consolidated Balance Sheets as of March 31, 2018.
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that considered the underlying terms of the debt instruments. Substantially all our debt is classified within Level 2 of the fair value hierarchy.
NOTE 9 - INCOME TAXES
Our effective tax rates were 18.3% and 11.1% in the three months 2018 and 2017. The increase in the effective income tax rates in the three months 2018 is primarily due to restructuring-related activities to integrate recent acquisitions and the effects of the Tax Cuts and Jobs Act of 2017.
In 2017 we recorded a provisional transition tax charge and a change in deferred tax accounts associated with the Tax Cuts and Jobs Act of 2017. These provisional amounts will be finalized in 2018.
NOTE 10 - SEGMENT INFORMATION

	Three Months
	2018	2017
Orthopaedics	$1,216	$1,135
MedSurg	1,427	1,305
Neurotechnology and Spine	598	515
Net sales	$3,241	$2,955
Orthopaedics	$429	$393
MedSurg	301	284
Neurotechnology and Spine	178	139
Segment operating income	$908	$816
Items not allocated to segments:
Corporate and other	(99)	(99)
Acquisition and integration-related charges	(17)	(9)
Amortization of purchased intangible assets	(102)	(88)
Restructuring-related and other charges	(63)	(38)
Rejuvenate and other recall-related matters	(4)	(26)
Regulatory and legal matters	(32)	—
Consolidated operating income	$591	$556
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2017.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2018 First Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT STRYKER
Stryker Corporation ("we" or "our") is one of the world's leading medical technology companies and, together with our customers, we are driven to make healthcare better. We offer innovative products and services in Orthopaedics, Medical and Surgical, and Neurotechnology and Spine that help improve patient and hospital outcomes.
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

Overview of the Three Months
In the three months 2018 we achieved sales growth of 9.7%. Excluding the impact of acquisitions and the adoption of Accounting Standards Update 2014-09, Revenue From Contracts with Customers, as well as related amendments (ASC 606), sales grew 7.0% in constant currency. We reported operating income margin of 18.2% in the three months 2018, net earnings of $443 and net earnings per diluted share of $1.16. Excluding the impact of certain items, we expanded adjusted operating income margin 70 basis points to 25.0%, with adjusted net earnings(1) of $638 and growth of 13.5% in adjusted net earnings per diluted share(1).
Recent Developments
In March 2018 we issued $600 of senior unsecured notes with a coupon of 3.650% due on March 7, 2028. Refer to Note 8 to our Consolidated Financial Statements for further information.
In February 2018 we completed the acquisition of Entellus Medical, Inc. (Entellus) for $24.00 per share, or an aggregate purchase price of $697, net of cash acquired. Entellus is focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of various ear, nose and throat (ENT) disease states. Entellus is part of the Neurotechnology business within the Neurotechnology and Spine segment. Refer to Note 7 to our Consolidated Financial Statements for further information.

(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.
RESULTS OF OPERATIONS

	Three Months
			Percent Net Sales		Percentage
	2018	2017	2018	2017	Change
Net sales	$3,241	$2,955	100.0%	100.0%	9.7%
Gross profit	2,137	1,964	65.9	66.5	8.8
Research, development and engineering expenses	204	192	6.3	6.5	6.3
Selling, general and administrative expenses	1,236	1,102	38.1	37.3	12.2
Recall charges	4	26	0.1	0.9	(84.6)
Amortization of intangible assets	102	88	3.1	3.0	15.9
Other income (expense), net	(49)	(57)	(1.5)	(1.9)	(14.0)
Income taxes	99	55			80.0
Net earnings	$443	$444	13.7%	15.0%	(0.2)%

Net earnings per diluted share	$1.16	$1.17			(0.9)%
Adjusted net earnings per diluted share(1)	$1.68	$1.48			13.5%

Geographic and Segment Net Sales	Three Months
			Percentage Change
	2018	2017	As Reported	Constant Currency
Geographic:
United States	$2,314	$2,164	6.9%	6.9%
International	927	791	17.2	7.7
Total	$3,241	$2,955	9.7%	7.2%
Segment:
Orthopaedics	$1,216	$1,135	7.1%	4.2%
MedSurg	1,427	1,305	9.3	7.5
Neurotechnology and Spine	598	515	16.1	12.9
Total	$3,241	$2,955	9.7%	7.2%

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2018 First Quarter Form 10-Q

Supplemental Net Sales Growth Information	Three Months
			Percentage Change
					United States	International
	2018	2017	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$419	$391	7.2%	4.6%	5.2%	12.4%	3.3%
Hips	331	320	3.4	0.5	0.5	8.6	0.2
Trauma and Extremities	389	352	10.5	6.7	7.5	16.1	4.9
Other	77	72	6.9	6.7	10.5	(6.7)	(12.2)
	$1,216	$1,135	7.1%	4.2%	5.0%	11.7%	2.2%
MedSurg:
Instruments	$412	$394	4.6%	2.6%	2.6%	11.6%	2.1%
Endoscopy	444	373	19.0	17.1	19.5	17.3	9.3
Medical	511	475	7.6	5.6	3.0	23.8	14.8
Sustainability	60	63	(4.8)	(4.7)	(4.8)	10.0	5.0
	$1,427	$1,305	9.3%	7.5%	7.1%	18.0%	9.1%
Neurotechnology and Spine:
Neurotechnology	$410	$331	23.9%	20.1%	19.1%	32.8%	22.2%
Spine	188	184	2.2	(0.2)	(2.1)	16.3	6.1
	$598	$515	16.1%	12.9%	10.7%	28.3%	17.8%
Total	$3,241	$2,955	9.7%	7.2%	6.9%	17.2%	7.7%

Consolidated Net Sales
Consolidated net sales increased 9.7% in the three months 2018 as reported and 7.2% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.5%. Excluding the 1.2% impact of acquisitions and 1.0% impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 8.6% from increased unit volume partially offset by 1.6% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, endoscopy, trauma and extremities, medical, and knee products.
Orthopaedics Net Sales
Orthopaedics net sales increased 7.1% in the three months 2018 as reported and 4.2% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.9%. Excluding the 0.5% impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 6.9% from increased unit volume, partially offset by 2.2% due to lower prices. The unit volume increase was primarily due to higher shipments of trauma and extremities, knee, and reconstructive capital products.

MedSurg Net Sales
MedSurg net sales increased 9.3% in the three months 2018 as reported and 7.5% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.8%. Excluding the 1.3% impact of acquisitions and 1.6% impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 8.3% from increased unit volume partially offset by 0.5% due to lower prices. The unit volume increase was primarily due to higher shipments of endoscopy, medical and instrument products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales increased 16.1% in the three months 2018 as reported and 12.9% in constant currency, as foreign currency exchange rates positively impacted net sales by 3.2%. Excluding the 3.4% impact of acquisitions and 0.6% impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 13.1% from increased unit volume partially offset by 3.0% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.

We adopted Accounting Standards Update 2014-09, Revenue From Contracts with Customers, as well as related amendments (ASC 606), issued by the Financial Accounting Standards Board on a modified retrospective basis, effective January 1, 2018. Refer to Note 1 Basis of Presentation and Note 2 Revenue Recognition to our Consolidated Financial Statements for further information.
The following sales growth data and subsequent analysis have been presented to supplement our discussion and analysis of net sales by quantifying and excluding the impact of the adoption of ASC 606 for our businesses, which related primarily to the reclassification of certain costs previously presented as selling, general and administrative expenses to net sales.
The impact of adopting ASC 606 is expected to continue to have an impact on net sales in 2018. The impact to the twelve months 2017 if ASC 606 was adopted would have resulted in a reduction to net sales of approximately $112 ($28 per quarter).

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2018 First Quarter Form 10-Q

	Three Months
					Percentage Change Excluding ASC 606 Impact
			Percentage Change				International
	2018	2017	As Reported	Excluding ASC 606 Impact	Constant Currency	United States	Excluding ASC 606 Impact	Constant Currency
Orthopaedics:
Knees	$419	$391	7.2%	7.4%	5.0%	5.5%	12.5%	3.7%
Hips	331	320	3.4	3.8	0.7	0.9	8.7	0.4
Trauma and Extremities	389	352	10.5	11.5	7.6	9.0	16.0	5.3
Other	77	72	6.9	8.1	6.7	11.9	(6.1)	(12.2)
	$1,216	$1,135	7.1%	7.7%	4.7%	5.8%	11.7%	2.6%
MedSurg:
Instruments	$412	$394	4.6%	6.2%	4.1%	4.7%	11.4%	2.3%
Endoscopy	444	373	19.0	20.7	18.7	21.4	18.3	9.5
Medical	511	475	7.6	9.2	7.2	4.8	24.3	14.8
Sustainability	60	63	(4.8)	(1.6)	(1.6)	(1.7)	10.0	5.0
	$1,427	$1,305	9.3%	11.1%	9.1%	9.1%	18.4%	9.3%
Neurotechnology and Spine:
Neurotechnology	$410	$331	23.9%	24.6%	20.8%	20.0%	33.1%	22.3%
Spine	188	184	2.2	2.5	0.3	(1.9)	16.9	7.1
	$598	$515	16.1%	16.7%	13.5%	11.3%	28.8%	18.2%
Total	$3,241	$2,955	9.7%	10.7%	8.2%	8.3%	17.4%	8.0%

Consolidated Net Sales (Excluding ASC 606 Impact)
Consolidated net sales increased 10.7% in the three months 2018 and 8.2% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.5%. Excluding the 1.2% impact of acquisitions, net sales in constant currency increased by 8.6% from increased unit volume partially offset by 1.6% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, endoscopy, trauma and extremities, medical, and knee products.
Orthopaedics Net Sales (Excluding ASC 606 Impact)
Orthopaedics net sales increased 7.7% in the three months 2018 and 4.7% in constant currency, as foreign currency exchange rates positively impacted net sales by 3.0%. Net sales in constant currency increased by 6.9% from increased unit volume partially offset by 2.2% due to lower prices. The unit volume increase was primarily due to higher shipments of trauma and extremities, knee, and reconstructive capital products.
MedSurg Net Sales (Excluding ASC 606 Impact)
MedSurg net sales increased 11.1% in the three months 2018 and 9.1% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.0%. Excluding the 1.3% impact of acquisitions net sales in constant currency increased by 8.3% from increased unit volume partially offset by 0.5% due to lower prices. The unit volume increase was primarily due to higher shipments of endoscopy, medical and instrument products.
Neurotechnology and Spine Net Sales (Excluding ASC 606 Impact)
Neurotechnology and Spine net sales increased 16.7% in the three months 2018 and 13.5% in constant currency, as foreign currency exchange rates positively impacted net sales by 3.2%. Excluding the 3.4% impact of acquisitions net sales in constant currency increased by 13.1% from increased unit volume partially offset by 3.0% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Gross Profit
Gross profit as a percentage of sales in the three months 2018 decreased to 65.9% from 66.5% in 2017. Excluding the impact of the items noted below, gross profit decreased to 66.3% of sales in the three months 2018 from 66.6% in 2017 primarily due to lower selling prices and product mix, partially offset by the impact of adopting ASC 606.

			Percent Net Sales
Three Months	2018	2017	2018	2017
Reported	$2,137	$1,964	65.9%	66.5%
Inventory stepped-up to fair value	6	(1)	0.2	—
Restructuring-related and other charges	5	5	0.2	0.1
European Medical Devices Regulation	1	—	—	—
Adjusted	$2,149	$1,968	66.3%	66.6%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $12 or 6.3% to 6.3% of sales in three months 2018 from 6.5% in 2017. Projects to develop new products, investments in new technologies and recent acquisitions contributed to the increased spending levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $134 or 12.2% in the three months 2018 and increased as a percentage of sales to 38.1% from 37.3% in 2017. Excluding the impact of the items noted below, expenses decreased to 35.0% of sales in the three months 2018 from 35.8% in 2017, primarily due to leverage from higher sales volumes, continued focus on our operating expense improvement initiatives and the favorable impact from the adoption of ASC 606, partially offset by the negative impact of recent acquisitions.

			Percent Net Sales
Three Months	2018	2017	2018	2017
Reported	$1,236	$1,102	38.1%	37.3%
Other acquisition and integration-related	(11)	(10)	(0.3)	(0.3)
Restructuring-related and other charges	(58)	(33)	(1.8)	(1.2)
Regulatory and legal matters	(32)	—	(1.1)	—
Adjusted	$1,135	$1,059	35.0%	35.8%

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2018 First Quarter Form 10-Q

Recall Charges
Recall charges were $4 and $26 in the three months 2018 and 2017. The decrease in charges were primarily due to the absence of adjustments to the liability for the Rejuvenate and ABG II Modular-Neck hip stems voluntary recalls in 2018. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $102 and $88 in the three months 2018 and 2017. The increase in 2018 was primarily due to our recent acquisitions. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating Income increased $35 or 15.9% to 18.2% of net sales in the three months 2018 from 18.8% in 2017. Excluding the impact of the items noted below, operating income increased to 25.0% of sales in the three months 2018 from 24.3% in 2017 primarily due to the benefit from higher sales volumes, favorable leverage from acquisitions and a 20 basis point favorable impact from the adoption of ASC 606, partially offset by lower selling prices.

			Percent Net Sales
Three Months	2018	2017	2018	2017
Reported	$591	$556	18.2%	18.8%
Inventory stepped-up to fair value	6	(1)	0.2	—
Other acquisition and integration-related	11	10	0.4	0.3
Amortization of purchased intangible assets	102	88	3.2	3.0
Restructuring-related and other charges	63	38	1.9	1.3
European Medical Devices Regulation	1	—	—	—
Rejuvenate and other recall-related matters	4	26	0.1	0.9
Regulatory and legal matters	32	—	1.0	—
Adjusted	$810	$717	25.0%	24.3%
Other Income (Expense), Net
Other income (expense), net was ($49) and ($57) in the three months 2018 and 2017. The decrease in 2018 was primarily due to an increase in interest income partially offset by higher interest expense.
Income Taxes
The effective income tax rate on earnings was 18.3% and 11.1% in the three months 2018 and 2017. The increase in the effective income tax rate in the three months 2018 is primarily due to restructuring-related activities to integrate recent acquisitions and the effects of the Tax Cuts and Jobs Act of 2017.
Net Earnings
Net earnings decreased to $443 or $1.16 per diluted share in the three months 2018 from $444 or $1.17 per diluted share in 2017. Adjusted net earnings(1) per diluted share increased 13.5% to $1.68 in the three months 2018 from $1.48 in 2017. The impact of foreign currency exchange rates on net earnings per diluted share was an increase of $0.02 in the three months 2018 and a decrease of $0.04 in the three months 2017.

			Percent Net Sales
Three Months	2018	2017	2018	2017
Reported	$443	$444	13.7%	15.0%
Inventory stepped-up to fair value	4	—	0.1	—
Other acquisition and integration-related	9	7	0.3	0.2
Amortization of purchased intangible assets	83	61	2.6	2.1
Restructuring-related and other charges	50	27	1.6	0.9
European Medical Devices Regulation	1	—	—	—
Rejuvenate and other recall-related matters	3	21	0.1	0.8
Regulatory and legal matters	24	—	0.7	—
Tax matters	21	—	0.6	—
Adjusted	$638	$560	19.7%	19.0%
(1)Non-GAAP Financial Measures
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth excluding the impact of the adoption of ASC 606; percentage sales growth in constant currency; percentage sales growth in constant currency and excluding the impact of the adoption of ASC 606; percentage organic sales growth; adjusted gross profit; adjusted selling, general and administrative expenses; adjusted amortization of intangible assets; adjusted operating income; adjusted effective income tax rate; adjusted net earnings; and adjusted net earnings per diluted share (Diluted EPS). We believe these non-GAAP financial measures provide meaningful information to assist investors and shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures.
To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current and prior year results at the same foreign currency exchange rate. To measure percentage organic sales growth, we remove the impact of changes in foreign currency exchange rates, acquisitions and the impact of the adoption of ASC 606, which affect the comparability and trend of sales. Percentage organic sales growth is calculated by translating current year results at prior year average foreign currency exchange rates excluding the impact of acquisitions and the adoption of ASC 606.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2018 First Quarter Form 10-Q

2.	Amortization of purchased intangible assets. Periodic amortization expense related to purchased intangible assets.

3.
Restructuring-related and other charges. Costs associated with the termination of sales relationships in certain countries, workforce reductions, elimination of product lines, weather-related asset impairments and associated costs and other restructuring-related activities.

4.
European Medical Devices Regulation. Costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the European Union's regulation for medical devices.

5.	Rejuvenate and other recall-related matters. Our best estimate of the minimum end of the range of probable loss to resolve the Rejuvenate recall and other recall-related matters.

6.	Regulatory and legal matters. Our best estimate of the minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.

7.	Tax matters. Charges represent the impact of accounting for certain significant and discrete tax items.

Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, gross profit, selling, general and administrative expenses, operating income, effective income tax rate, net earnings and net earnings per diluted share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Results of Operations below. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The weighted-average basic and diluted shares outstanding used in the calculation of non-GAAP earnings per share are the same as those used in the calculation of the reported per share amounts.

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2018	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,137	$1,236	$102	$591	$443	18.3%	$1.16
% Net sales	65.9%	38.1%	3.1%	18.2%	13.7%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	6	—	—	6	4	0.2	0.01
Other acquisition and integration-related	—	(11)	—	11	9	—	0.02
Amortization of purchased intangible assets	—	—	(102)	102	83	0.4	0.22
Restructuring-related and other charges	5	(58)	—	63	50	0.5	0.13
European Medical Devices Regulation	1	—	—	1	1	—	—
Rejuvenate and other recall-related matters	—	—	—	4	3	0.1	0.01
Regulatory and legal matters	—	(32)	—	32	24	0.5	0.07
Tax Matters	—	—	—	—	21	(3.9)	0.06
Adjusted	$2,149	$1,135	$—	$810	$638	16.1%	$1.68
% Net sales	66.3%	35.0%	—%	25.0%	19.7%

Three Months 2017	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$1,964	$1,102	$88	$556	$444	11.1%	$1.17
Reported percent net sales	66.5%	37.3%	3.0%	18.8%	15.0%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	(1)	—	—	(1)	—	(0.2)	—
Other acquisition and integration-related	—	(10)	—	10	7	0.3	0.02
Amortization of purchased intangible assets	—	—	(88)	88	61	2.9	0.16
Restructuring-related and other charges	5	(33)	—	38	27	1.0	0.07
Rejuvenate and other recall matters	—	—	—	26	21	0.2	0.06
Adjusted	$1,968	$1,059	$—	$717	$560	15.3%	$1.48
Adjusted percent net sales	66.6%	35.8%	—%	24.3%	19.0%

FINANCIAL CONDITION AND LIQUIDITY

Three Months	2018	2017
Net cash provided by operating activities	$297	$151
Net cash used in investing activities	(849)	(146)
Net cash provided by (used in) financing activities	145	(137)
Effect of exchange rate changes	44	29
Change in cash and cash equivalents	$(363)	$(103)
Operating Activities
Cash provided by operating activities was $297 and $151 in the three months 2018 and 2017. The increase was primarily driven by lower recall-related payments, higher income taxes payable and working capital as the net of accounts receivable, inventory and accounts payable provided cash of $28 in 2018 compared to $21 in 2017.
Investing Activities
Cash used in investing activities was $849 and $146 in the three months 2018 and 2017. The increase was primarily due to the $697 acquisition of Entellus.
Financing Activities
Cash provided by financing activities was $145 in the three months 2018 and used in financing activities was $137 in the three months 2017. The increase was primarily driven by $294 of higher proceeds

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2018 First Quarter Form 10-Q

from net borrowings (both unsecured notes and commercial paper), partially offset by $70 higher repurchases of common stock and $17 increase in dividends paid.

Three Months	2018	2017
Total dividends paid to common shareholders	$176	$159
Total amount paid to repurchase common stock	$300	$230
Shares of repurchased common stock (in millions)	1.9	1.9
Liquidity
Cash, cash equivalents and marketable securities were $2,455 and $2,793 on March 31, 2018 and December 31, 2017. Current assets exceeded current liabilities by $3,051 and $4,508 on March 31, 2018 and December 31, 2017. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines. We raised funds in the capital markets in the three months 2018 and may continue to do so from time to time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 55% on March 31, 2018 compared to 62% on December 31, 2017. We intend to use this cash to expand operations organically and through acquisitions.
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for 2017.
New Accounting Pronouncements Not Yet Adopted
Refer to Note 1 to our Consolidated Financial Statements for information.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
OTHER MATTERS
Legal and Regulatory Matters
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of our business, including proceedings related to product, labor, intellectual property and other matters. Refer to Note 6 to our Consolidated Financial Statements for further information.
FORWARD-LOOKING STATEMENTS
This report contains statements referring to us that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "goal," "strategy" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for 2017. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We consider our greatest potential area of market risk exposure to be exchange rate risk. Quantitative and qualitative disclosures about exchange rate risk are included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for 2017. There were no material changes from the information provided therein.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) (Exchange Act) at March 31, 2018. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Controls Over Financial Reporting
There was no change to our internal control over financial reporting during the three months 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 7,405 shares of our common stock in the three months 2018 as performance incentive awards to employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
In March 2015 we announced that our Board of Directors had authorized us to purchase up to $2,000 of our common stock. The manner, timing and amount of repurchases are determined by management based on an evaluation of market conditions, stock price, and other factors and are subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise.

	Total Number of Shares (in millions)
2018 Period	Total Number of Shares Purchased	Purchased as Part of Public Announced Plans	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans
January	—	—	$—	$1,640
February	1.3	1.3	156.52	1,430
March	0.6	0.6	161.86	$1,340
Total	1.9	1.9	$158.09

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2018 First Quarter Form 10-Q

ITEM 6.	EXHIBITS

4(i)
Fourteenth Supplemental Indenture (including the form of the note), dated March 7, 2018, between Stryker Corporation and U.S. Bank National Association - Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K Dated March 7, 2018 (Commission file No. 000-09165).

10(i)
Letter Agreement between Stryker Corporation and Lonny Carpenter, dated April 2, 2018 - Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated April 2, 2018 (Commission File No. 000-09165).

31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
* Furnished with this Form 10-Q

15

STRYKER CORPORATION	2018 First Quarter Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	April 27, 2018	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chairman, President and Chief Executive Officer

Date:	April 27, 2018	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

16