Form 10-Q
period 2018-06-30
STRYKER CORP
filed 2018-07-25
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [ ]    NO [X]
There were 373,990,494 shares of Common Stock, $0.10 par value, on June 30, 2018.

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Six Months
	2018	2017	2018	2017
Net sales	$3,322	$3,012	$6,563	$5,967
Cost of sales	1,132	1,021	2,236	2,012
Gross profit	$2,190	$1,991	$4,327	$3,955
Research, development and engineering expenses	216	192	420	384
Selling, general and administrative expenses	1,190	1,130	2,426	2,232
Recall charges	2	72	6	98
Amortization of intangible assets	110	95	212	183
Total operating expenses	$1,518	$1,489	$3,064	$2,897
Operating income	$672	$502	$1,263	$1,058
Other income (expense), net	(49)	(58)	(98)	(115)
Earnings before income taxes	$623	$444	$1,165	$943
Income taxes	171	53	270	108
Net earnings	$452	$391	$895	$835

Net earnings per share of common stock:
Basic net earnings per share of common stock	$1.21	$1.04	$2.39	$2.23
Diluted net earnings per share of common stock	$1.19	$1.03	$2.35	$2.20

Weighted-average shares outstanding:
Basic	373.9	373.9	373.9	373.7
Effect of dilutive employee stock options	6.2	5.9	6.5	5.9
Diluted	380.1	379.8	380.4	379.6

Cash dividends declared per share of common stock	$0.470	$0.425	$0.940	$0.850
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Six Months
	2018	2017	2018	2017
Net earnings	$452	$391	$895	$835
Other comprehensive income (loss), net of tax:
Marketable securities	—	—	(1)	—
Pension plans	8	(6)	2	(10)
Unrealized gains (losses) on designated hedges	2	5	17	(1)
Financial statement translation	(57)	86	(22)	182
Total other comprehensive income (loss), net of tax	$(47)	$85	$(4)	$171
Comprehensive income	$405	$476	$891	$1,006
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

Stryker Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,641	$2,542
Marketable securities	279	251
Accounts receivable, less allowance of $59 ($59 in 2017)	2,089	2,198
Inventories:
Materials and supplies	572	528
Work in process	171	148
Finished goods	1,997	1,789
Total inventories	$2,740	$2,465
Prepaid expenses and other current assets	664	537
Total current assets	$7,413	$7,993
Property, plant and equipment:
Land, buildings and improvements	966	936
Machinery and equipment	3,070	2,864
Total property, plant and equipment	$4,036	$3,800
Less accumulated depreciation	1,935	1,825
Property, plant and equipment, net	$2,101	$1,975
Goodwill	7,636	7,168
Other intangibles, net	3,567	3,477
Other noncurrent assets	853	1,584
Total assets	$21,570	$22,197

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$561	$487
Accrued compensation	600	838
Income taxes	130	143
Dividend payable	178	178
Accrued recall expenses	129	196
Accrued expenses and other liabilities	1,171	1,011
Current maturities of debt	1,277	632
Total current liabilities	$4,046	$3,485
Long-term debt, excluding current maturities	5,925	6,590
Income taxes	1,262	1,261
Other noncurrent liabilities	877	881
Total liabilities	$12,110	$12,217
Shareholders' equity
Common stock, $0.10 par value:	37	37
Additional paid-in capital	1,503	1,496
Retained earnings	8,477	8,986
Accumulated other comprehensive loss	(557)	(553)
Total Stryker shareholders' equity	$9,460	$9,966
Noncontrolling interest	$—	$14
Total shareholders' equity	$9,460	$9,980
Total liabilities & shareholders' equity	$21,570	$22,197
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	2018	2017
Operating activities
Net earnings	$895	$835
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	150	127
Amortization of intangible assets	212	183
Share-based compensation	57	58
Recall charges	6	98
Sale of inventory stepped-up to fair value at acquisition	11	—
Changes in operating assets and liabilities:
Accounts receivable	115	97
Inventories	(294)	(192)
Accounts payable	65	(12)
Accrued expenses and other liabilities	(190)	(151)
Recall-related payments	(68)	(124)
Income taxes	(47)	24
Other, net	34	(142)
Net cash provided by operating activities	$946	$801
Investing activities
Acquisitions, net of cash acquired	(767)	(38)
Purchases of marketable securities	(145)	(66)
Proceeds from sales of marketable securities	117	36
Purchases of property, plant and equipment	(278)	(270)
Net cash used in investing activities	$(1,073)	$(338)
Financing activities
(Payments) Proceeds on short-term borrowings, net	(7)	(55)
Proceeds from issuance of long-term debt	595	498
Payments on long-term debt	(600)	—
Dividends paid	(352)	(318)
Repurchases of common stock	(300)	(230)
Cash paid for taxes from withheld shares	(96)	(73)
Payments to purchase noncontrolling interest	(14)	—
Other financing, net	2	1
Net cash used in financing activities	$(772)	$(177)
Effect of exchange rate changes on cash and cash equivalents	(2)	47
Change in cash and cash equivalents	$(901)	$333
Cash and cash equivalents at beginning of period	2,542	3,316
Cash and cash equivalents at end of period	$1,641	$3,649
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries (the "Company," "we," us" or "our") on June 30, 2018 and the results of operations for the six months 2018. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2017.
Certain prior year amounts have been reclassified to conform with current year presentation in our Consolidated Statements of Earnings, Consolidated Statements of Cash Flows and Note 10.
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
In February 2016 the FASB issued ASU 2016-02, Leases, and in July 2018 issued ASU 2018-10, Codification Improvements to Topic 842, Leases. These updates require an entity to recognize assets and liabilities on the balance sheet for leases with terms greater than 12 months. We are in the process of evaluating the impact on our Consolidated Financial Statements and anticipate most of our current operating leases, as well as some service contracts, will result in the recognition of right of use assets and corresponding lease liabilities in our Consolidated Balance Sheets. We do not anticipate adoption of these updates will have a material impact on net earnings or cash flows and continue to assess the impact on our Consolidated Balance Sheets. We have established a project team to lead the review of our lease agreements to assess the impact of the new guidance and the implementation of a lease administration application. We plan to adopt these updates on January 1, 2019.
Accounting Pronouncements Recently Adopted
On January 1, 2018 we adopted ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 2 for further information.
On January 1, 2018 we adopted ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires companies to account for the income tax effect of intercompany sales and transfers of assets other than inventory when the transfer occurs. Under previous guidance, we deferred the income tax effects of intercompany transfers of assets until the asset had been sold to an outside party or otherwise recognized.

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
The impact of ASC 606 on our results of operations for the three and six months 2018 was not material and related primarily to the reclassification of certain costs previously presented as selling, general and administrative expenses to net sales.
Sales are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations. In the United States most of our products and services are marketed directly to doctors, hospitals and other healthcare facilities through company-owned subsidiaries and branches. Our products are also sold in over 85 countries through company-owned sales subsidiaries and branches as well as third-party dealers and distributors.
Sales represent the amount of consideration we expect to receive from customers in exchange for transferring products and services. Net sales exclude sales, value add and other taxes we collect from customers. Other costs to obtain and fulfill contracts are expensed as incurred due to the short-term nature of most of our sales. We extend terms of payment to our customers based on commercially reasonable terms for the markets of our customers, while also considering their credit quality. A provision for estimated sales

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

returns, discounts and rebates is recognized as a reduction of sales in the same period that the sales are recognized. Our estimate of the provision for sales returns has been established based on contract terms with our customers and historical business practices. Shipping and handling costs charged to customers are included in net sales.
Our sales continue to be recognized primarily when title to the product, ownership and risk of loss transfer to the customer, which can be on the date of shipment, the date of receipt by the customer or, for most Orthopaedics products, when we receive appropriate notification that the product has been used or implanted and a purchase order has been received. Products and services are primarily transferred to customers at a point in time, with some transfers of services taking place over time. In the three and six months 2018 less than 10% of our sales were recognized as services transferred over time.
We disaggregate our net sales by product line and geographic location for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales and cash flows are affected by economic factors.

	Three Months		Six Months
	2018	2017	2018	2017
Orthopaedics:
Knees	$422	$389	$841	$780
Hips	336	322	667	642
Trauma and Extremities	387	351	776	703
Other	83	79	160	151
	$1,228	$1,141	$2,444	$2,276
MedSurg:
Instruments	$438	$392	$850	$786
Endoscopy	448	406	892	779
Medical	505	474	1,016	949
Sustainability	64	64	124	127
	$1,455	$1,336	$2,882	$2,641
Neurotechnology and Spine:
Neurotechnology	$437	$352	$847	$683
Spine	202	183	390	367
	$639	$535	$1,237	$1,050
Total	$3,322	$3,012	$6,563	$5,967

	Three Months 2018		Three Months 2017
	United States	International	United States	International
Orthopaedics:
Knees	$304	$118	$282	$107
Hips	207	129	203	119
Trauma and Extremities	242	145	228	123
Other	68	15	65	14
	$821	$407	$778	$363
MedSurg:
Instruments	$339	$99	$303	$89
Endoscopy	354	94	319	87
Medical	384	121	372	101
Sustainability	63	1	64	1
	$1,140	$315	$1,058	$278
Neurotechnology and Spine:
Neurotechnology	$280	$158	$223	$129
Spine	144	57	141	42
	$424	$215	$364	$171
Total	$2,385	$937	$2,200	$812

	Six Months 2018		Six Months 2017
	United States	International	United States	International
Orthopaedics:
Knees	$605	$236	$568	$212
Hips	412	255	407	235
Trauma and Extremities	487	289	456	247
Other	131	29	122	29
	$1,635	$809	$1,553	$723
MedSurg:
Instruments	$655	$195	$611	$175
Endoscopy	703	189	611	168
Medical	765	251	742	206
Sustainability	123	1	127	1
	$2,246	$636	$2,091	$550
Neurotechnology and Spine:
Neurotechnology	$536	$312	$438	$245
Spine	282	107	282	85
	$818	$419	$720	$330
Total	$4,699	$1,864	$4,364	$1,603
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
Contract Assets and Liabilities
The nature of our products and services do not generally give rise to contract assets as we typically do not incur costs to fulfill a contract before a product or service is provided to a customer. Our costs to obtain contracts are typically in the form of sales commissions paid to employees of Stryker or third-party agents. We have elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On June 30, 2018 there were no contract assets recorded in our Consolidated Balance Sheets.
Our contract liabilities arise as a result of unearned revenue received from customers at inception of contracts for certain

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. On January 1, 2018 our contract liabilities were $381, which were reported in accrued expenses and other liabilities and other noncurrent liabilities in our Consolidated Balance Sheets, $33 of which was recognized in sales in the three months 2018 and $158 in the six months 2018. On June 30, 2018 our contract liabilities were $337.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2018	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(5)	$(140)	$43	$(408)	$(510)
OCI	(1)	6	3	(57)	(49)
Income taxes	—	2	(1)	—	1
Reclassifications to:
Cost of sales	—	2	(1)	—	1
Other income	1	—	—	—	1
Income taxes	—	(2)	1	—	(1)
Net OCI	$—	$8	$2	$(57)	$(47)
Ending	$(5)	$(132)	$45	$(465)	$(557)

Three Months 2017	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(136)	$18	$(557)	$(675)
OCI	—	(9)	4	68	63
Income taxes	—	2	(1)	18	19
Reclassifications to:
Cost of sales	—	1	3	—	4
Income taxes	—	—	(1)	—	(1)
Net OCI	$—	$(6)	$5	$86	$85
Ending	$—	$(142)	$23	$(471)	$(590)

Six Months 2018	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(4)	$(134)	$28	$(443)	$(553)
OCI	(2)	(4)	24	(34)	(16)
Income taxes	—	3	(6)	12	9
Reclassifications to:
Cost of sales	—	4	(2)	—	2
Other Income	1	—	—	—	1
Income taxes	—	(1)	1	—	—
Net OCI	$(1)	$2	$17	$(22)	$(4)
Ending	$(5)	$(132)	$45	$(465)	$(557)

Six Months 2017	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(132)	$24	$(653)	$(761)
OCI	—	(15)	(10)	153	128
Income taxes	—	3	3	29	35
Reclassifications to:
Cost of sales	—	3	8	—	11
Income taxes	—	(1)	(2)	—	(3)
Net OCI	$—	$(10)	$(1)	$182	$171
Ending	$—	$(142)	$23	$(471)	$(590)
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

June 2018	Designated	Non-Designated	Total
Gross notional amount	$782	$4,548	$5,330
Maximum term in days			586
Fair value:
Other current assets	$12	$62	$74
Other noncurrent assets	2	—	2
Other current liabilities	(8)	(4)	(12)
Other noncurrent liabilities	(1)	—	(1)
Total fair value	$5	$58	$63

December 2017	Designated	Non-Designated	Total
Gross notional amount	$1,104	$4,767	$5,871
Maximum term in days			548
Fair value:
Other current assets	$11	$4	$15
Other noncurrent assets	1	—	1
Other current liabilities	(7)	(29)	(36)
Other noncurrent liabilities	(1)	—	(1)
Total fair value	$4	$(25)	$(21)
In the six months 2018 we terminated our net investment hedges. The amounts related to settled net investment hedges will be subsequently reclassified to interest expense when the hedged investment is either sold or substantially liquidated.
We are exposed to credit loss in the event of nonperformance by our counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.
Net Currency Exchange Rate (Losses) Gains

	Three Months		Six Months
Recorded in:	2018	2017	2018	2017
Cost of sales	$1	$(3)	$2	$(8)
Other income (expense), net	(2)	(4)	(4)	(4)
Total	$(1)	$(7)	$(2)	$(12)
On June 30, 2018 and December 31, 2017 pretax gains on derivatives designated as hedges recorded in AOCI that are expected to be reclassified to earnings within 12 months of the balance sheet date were $5 and $7. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There were no ineffective portions of derivatives that resulted in gains or losses in any of the periods presented.
Interest Rate Risk
In conjunction with our offering of senior unsecured notes in the six months 2018 we terminated cash flow hedges with gross notional amounts of $600 designated as hedges of our interest rates, the impact of which will be recognized over time as a benefit within interest expense.
We also elected to terminate interest rate swaps with gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 unsecured senior notes due in 2024. The remaining fair value is presented in long-term debt and will be reclassified to interest expense over the term of the debt.
There was no hedge ineffectiveness recorded as a result of these cash flow and fair value hedges in 2018.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

have not changed from those described in our Annual Report on Form 10-K for 2017.
There were no significant transfers into or out of any level in 2018.

Assets Measured at Fair Value	June	December
	2018	2017
Cash and cash equivalents	$1,641	$2,542
Trading marketable securities	129	121
Level 1 - Assets	$1,770	$2,663
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$99	$125
Foreign government debt securities	2	2
United States agency debt securities	32	27
United States Treasury debt securities	77	70
Certificates of deposit	69	27
Total available-for-sale marketable securities	$279	$251
Foreign currency exchange forward contracts	76	15
Interest rate swap asset	—	49
Level 2 - Assets	$355	$315
Total assets measured at fair value	$2,125	$2,978

Liabilities Measured at Fair Value	June	December
	2018	2017
Deferred compensation arrangements	$129	$121
Level 1 - Liabilities	$129	$121
Foreign currency exchange forward contracts	$13	$37
Level 2 - Liabilities	$13	$37
Contingent consideration:
Beginning	$32	$86
Additions	78	3
Change in estimate	(1)	2
Settlements	(4)	(59)
Ending	$105	$32
Level 3 - Liabilities	$105	$32
Total liabilities measured at fair value	$247	$190

Fair Value of Available for Sale Securities by Maturity
	June 2018	December 2017
Due in one year or less	$123	$107
Due after one year through three years	$156	$144
On June 30, 2018 and December 31, 2017 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income was $27 and $12 in the three months and was $50 and $23 in the six months 2018 and 2017, which was recorded in other income (expense), net.
Our investments in available-for-sale marketable securities had a minimum credit quality rating of A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired on June 30, 2018. On June 30, 2018 substantially all our investments with unrealized losses that were not deemed to be other-than-temporarily impaired were in a continuous unrealized loss position for less than 12 months, and the losses were nominal.

Securities in a Continuous Unrealized Loss Position
	Number of Investments	Fair Value
Corporate and asset-backed	107	$76
Foreign government	1	2
United States agency	16	24
United States Treasury	27	75
Certificates of deposit	42	66
Total	193	$243

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
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. On November 3, 2014 we announced that we had entered into a settlement agreement to compensate eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem prior to that date and in December 2016 the settlement program was extended to patients who had revision surgery prior to December 19, 2016. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, some lawsuits will remain and we will continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter globally is currently estimated to be approximately $2,073 to $2,313 ($2,305 to $2,545 before $232 of third-party insurance recoveries). We did not recognize additional charges to earnings in the six months 2018 as the low end of the range of the liability was equal to the amount of previously recorded reserves. The final outcome of this matter is dependent on many factors that are difficult to predict including the number of enrollees in the settlement program and the total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

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
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. In the six months 2018 and 2017 cash paid for acquisitions, net of cash acquired, was $767 and $38.
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

Purchase Price Allocation of Acquired Net Assets	2018	2017
	Entellus	NOVADAQ
Purchase price, net of cash acquired	$697	$674

Tangible assets:
Accounts receivable	$17	$11
Inventory	14	38
Other assets	66	9
Contingent consideration	(78)	—
Other liabilities	(92)	(58)
Intangible assets:
Customer relationship	33	18
Trade name	—	1
Developed technology and patents	256	133
Goodwill	481	522
	$697	$674
Weighted-average life of intangible assets	16	15

Estimated Amortization Expense
Remainder of 2018	2019	2020	2021	2022
$198	$379	$354	$343	$333

NOTE 8 - DEBT AND CREDIT FACILITIES
In March 2018 we issued $600 of senior unsecured notes with a coupon of 3.650% due on March 7, 2028 (the notes). Our annual interest expense arising from the issuance of the notes will be reduced by the benefit from the cash flow hedges that were terminated in conjunction with the issuance. Refer to Note 4 for further information.
In April 2018 we repaid $600 of our senior unsecured notes with a coupon of 1.300%.
Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On June 30, 2018 there were no amounts outstanding under our commercial paper program.
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on June 30, 2018.

Summary of Total Debt		June 2018	December 2017
Senior unsecured notes:
Rate	Due
1.300%	April 1, 2018	$—	$600
1.800%	January 15, 2019	499	499
2.000%	March 8, 2019	749	748
4.375%	January 15, 2020	498	498
2.625%	March 15, 2021	747	746
3.375%	May 15, 2024	583	598
3.375%	November 1, 2025	745	745
3.500%	March 15, 2026	989	988
3.650%	March 7, 2028	595	—
4.100%	April 1, 2043	391	391
4.375%	May 15, 2044	395	394
4.625%	March 15, 2046	980	980
Other		31	35
Total debt		$7,202	$7,222
Less current maturities of debt		1,277	632
Total long-term debt		$5,925	$6,590

Unamortized debt issuance costs		$41	$39
Available borrowing capacity		$1,552	$1,547
Fair value of senior unsecured notes		$7,119	$7,521
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that considered the underlying terms of the debt instruments. Substantially all our debt is classified within Level 2 of the fair value hierarchy.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

NOTE 9 - INCOME TAXES
Our effective tax rates were 27.4% and 11.8% in the three months and 23.2% and 11.4% in the six months 2018 and 2017. The increase in the effective income tax rates in the three and six months 2018 is primarily due to an additional $57 of transition tax associated with the Tax Cuts and Jobs Act (the Act) of 2017 and restructuring-related activities to integrate recent acquisitions.
In December 2017 we recorded a provisional transition tax charge and a change in deferred tax accounts associated with the Act. Subsequent to the Act being signed into legislation, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to provide guidance that allows provisional amounts associated with the Act to be updated during a measurement period ending December 22, 2018. Our accounting for the impact of the Act is not considered complete and the final impact of the Act may differ from our estimates due to changes in interpretation of the Act, additional legislative action, or guidance issued by tax authorities or regulatory bodies.
NOTE 10 - SEGMENT INFORMATION

	Three Months		Six Months
	2018	2017	2018	2017
Orthopaedics	$1,228	$1,141	$2,444	$2,276
MedSurg	1,455	1,336	2,882	2,641
Neurotechnology and Spine	639	535	1,237	1,050
Net sales	$3,322	$3,012	$6,563	$5,967
Orthopaedics	$437	$395	$866	$788
MedSurg	326	285	627	569
Neurotechnology and Spine	181	150	359	289
Segment operating income	$944	$830	$1,852	$1,646
Items not allocated to segments:
Corporate and other	(89)	(77)	(187)	(176)
Acquisition and integration-related charges	(24)	(9)	(41)	(18)
Amortization of purchased intangible assets	(110)	(95)	(212)	(183)
Restructuring-related and other charges	(22)	(45)	(85)	(83)
European Medical Devices Regulation	(2)	—	(3)	—
Rejuvenate and other recall-related matters	(2)	(72)	(6)	(98)
Regulatory and legal matters	(23)	(30)	(55)	(30)
Consolidated operating income	$672	$502	$1,263	$1,058
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2017.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview of the Three and Six Months
In the three months 2018 we achieved sales growth of 10.3%. Excluding the impact of acquisitions and the adoption of Accounting Standards Update 2014-09, Revenue From Contracts with Customers, as well as related amendments (ASC 606), sales grew 7.9% in constant currency. We reported operating income margin of 20.2% in the three months 2018, net earnings of $452 and net earnings per diluted share of $1.19. Excluding the impact of certain items, we expanded adjusted operating income margin 70 basis points to 25.7%, with adjusted net earnings(1) of $670 and growth of 15.0% in adjusted net earnings per diluted share(1).
In the six months 2018 we achieved sales growth of 10.0%. Excluding the impact of ASC 606, sales grew 7.5% in constant currency. We reported operating income margin of 19.2% in the six months 2018, net earnings of $895 and net earnings per diluted share of $2.35. Excluding the impact of certain items, we expanded adjusted operating income margin 80 basis points to 25.4%, with adjusted net earnings(1) of $1,308 and growth of 14.3% in adjusted net earnings per diluted share(1).
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
RESULTS OF OPERATIONS

	Three Months					Six Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2018	2017	2018	2017	Change	2018	2017	2018	2017	Change
Net sales	$3,322	$3,012	100.0%	100.0%	10.3%	$6,563	$5,967	100.0%	100.0%	10.0%
Gross profit	2,190	1,991	65.9	66.1	10.0	4,327	3,955	65.9	66.3	9.4
Research, development and engineering expenses	216	192	6.5	6.4	12.5	420	384	6.4	6.4	9.4
Selling, general and administrative expenses	1,190	1,130	35.8	37.5	5.3	2,426	2,232	37.0	37.4	8.7
Recall charges	2	72	0.1	2.4	(97.2)	6	98	0.1	1.6	(93.9)
Amortization of intangible assets	110	95	3.3	3.2	15.8	212	183	3.2	3.1	15.8
Other income (expense), net	(49)	(58)	(1.5)	(1.9)	(15.5)	(98)	(115)	(1.5)	(1.9)	(14.8)
Income taxes	171	53			222.6	270	108			150.0
Net earnings	$452	$391	13.6%	13.0%	15.6%	$895	$835	13.6%	14.0%	7.2%

Net earnings per diluted share	$1.19	$1.03			15.5%	$2.35	$2.20			6.8%
Adjusted net earnings per diluted share(1)	$1.76	$1.53			15.0%	$3.44	$3.01			14.3%

Geographic and Segment Net Sales	Three Months				Six Months
			Percentage Change				Percentage Change
	2018	2017	As Reported	Constant Currency	2018	2017	As Reported	Constant Currency
Geographic:
United States	$2,385	$2,200	8.4%	8.4%	$4,699	$4,364	7.7%	7.7%
International	937	812	15.4	11.0	1,864	1,603	16.3	9.4
Total	$3,322	$3,012	10.3%	9.1%	$6,563	$5,967	10.0%	8.1%
Segment:
Orthopaedics	$1,228	$1,141	7.6%	6.1%	$2,444	$2,276	7.4%	5.2%
MedSurg	1,455	1,336	8.9	8.2	2,882	2,641	9.1	7.8
Neurotechnology and Spine	639	535	19.4	17.9	1,237	1,050	17.8	15.4
Total	$3,322	$3,012	10.3%	9.1%	$6,563	$5,967	10.0%	8.1%

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

Supplemental Net Sales Growth Information
	Three Months							Six Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2018	2017	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2018	2017	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$422	$389	8.5%	7.4%	7.8%	10.3%	6.4%	$841	$780	7.8%	6.0%	6.5%	11.3%	4.9%
Hips	336	322	4.3	3.0	2.0	8.4	4.5	667	642	3.9	1.7	1.2	8.5	2.4
Trauma and Extremities	387	351	10.3	8.3	6.1	17.9	12.8	776	703	10.4	7.5	6.8	17.0	8.8
Other	83	79	5.1	2.8	4.6	7.1	6.6	160	151	6.0	4.6	7.4	—	(3.3)
	$1,228	$1,141	7.6%	6.1%	5.5%	12.1%	7.9%	$2,444	$2,276	7.4%	5.2%	5.3%	11.9%	5.1%
MedSurg:
Instruments	$438	$392	11.7%	10.9%	11.9%	11.2%	8.2%	$850	$786	8.1%	6.7%	7.2%	11.4%	5.2%
Endoscopy	448	406	10.3	9.6	11.0	8.0	3.8	892	779	14.5	13.2	15.1	12.5	6.4
Medical	505	474	6.5	6.0	3.2	19.8	15.0	1,016	949	7.1	5.8	3.1	21.8	14.9
Sustainability	64	64	—	(0.9)	(1.6)	—	27.2	124	127	(2.4)	(2.8)	(3.1)	—	16.1
	$1,455	$1,336	8.9%	8.2%	7.8%	13.3%	9.3%	$2,882	$2,641	9.1%	7.8%	7.4%	15.6%	9.2%
Neurotechnology and Spine:
Neurotechnology	$437	$352	24.1%	22.4%	25.6%	22.5%	16.8%	$847	$683	24.0%	21.3%	22.4%	27.3%	19.4%
Spine	202	183	10.4	9.2	2.1	35.7	31.2	390	367	6.3	4.5	—	25.9	18.4
	$639	$535	19.4%	17.9%	16.5%	25.7%	20.4%	$1,237	$1,050	17.8%	15.4%	13.6%	27.0%	19.1%
Total	$3,322	$3,012	10.3%	9.1%	8.4%	15.4%	11.0%	$6,563	$5,967	10.0%	8.1%	7.7%	16.3%	9.4%

Consolidated Net Sales
Consolidated net sales increased 10.3% in the three months 2018 as reported and 9.1% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.2%. Excluding the 1.9% impact of acquisitions and 0.7% impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 9.0% from unit volume partially offset by 1.1% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, instruments, knee, trauma and extremities and medical products.
Consolidated net sales increased 10.0% in the six months 2018 as reported and 8.1% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.9%. Excluding the 1.5% impact of acquisitions and 0.9% impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 8.7% from unit volume partially offset by 1.2% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, trauma and extremities, knee, medical, endoscopy, instruments and medical products.
Orthopaedics Net Sales
Orthopaedics net sales increased 7.6% in the three months 2018 as reported and 6.1% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.5%. Excluding the 0.5% impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 8.9% from unit volume partially offset by 2.3% due to lower prices. The unit volume increase was primarily due to higher shipments of trauma and extremities and knee products.
Orthopaedics net sales increased 7.4% in the six months 2018 as reported and 5.2% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.2%. Excluding the 0.4% impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 7.9% from unit volume partially offset by 2.3% due to lower prices. The unit volume increase was primarily due to higher shipments of trauma and extremities, reconstructive capital and knee products.

MedSurg Net Sales
MedSurg net sales increased 8.9% in the three months 2018 as reported and 8.2% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.7%. Excluding the 1.9% impact of acquisitions and 1.0% impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 7.6% from unit volume partially offset by 0.3% due to lower prices. The unit volume increase was primarily due to higher shipments of instruments and medical products.
MedSurg net sales increased 9.1% in the six months 2018 as reported and 7.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.3%. Excluding the 1.6% impact of acquisitions and 1.4% impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 7.9% from unit volume partially offset by 0.3% due to lower prices. The unit volume increase was primarily due to higher shipments of medical, endoscopy and instruments products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales increased 19.4% in the three months 2018 as reported and 17.9% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.5%. Excluding the 6.1% impact of acquisitions and 0.6% impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 13.3% from unit volume partially offset by 0.9% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Neurotechnology and Spine net sales increased 17.8% in the six months 2018 as reported and 15.4% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.4%. Excluding the 4.8% impact of acquisitions and 0.6% impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 12.7% from unit volume partially offset by 1.5% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

We adopted Accounting Standards Update 2014-09, Revenue From Contracts with Customers, as well as related amendments (ASC 606), issued by the Financial Accounting Standards Board on a modified retrospective basis, effective January 1, 2018. Refer to Note 1 and Note 2 to our Consolidated Financial Statements for further information.
The following sales growth data and subsequent analysis have been presented to supplement our discussion and analysis of net sales by quantifying and excluding the impact of the adoption of ASC 606 for our businesses, which related primarily to the reclassification of certain costs previously presented as selling, general and administrative expenses to net sales.
The impact of adopting ASC 606 is expected to continue to have an impact on net sales in 2018. The impact to the 12 months 2017 if ASC 606 was adopted would have resulted in a reduction to net sales of approximately $112 ($28 per quarter).

	Three Months
					Percentage Change Excluding ASC 606 Impact
			Percentage Change				International
	2018	2017	As Reported	Excluding ASC 606 Impact	Constant Currency	United States	Excluding ASC 606 Impact	Constant Currency
Orthopaedics:
Knees	$422	$389	8.5%	9.0%	7.8%	8.2%	11.0%	6.7%
Hips	336	322	4.3	4.7	3.3	2.5	8.5	4.7
Trauma and Extremities	387	351	10.3	11.1	9.1	6.8	19.1	13.2
Other	83	79	5.1	3.3	2.8	1.9	9.7	6.7
	$1,228	$1,141	7.6%	8.0%	6.6%	5.8%	12.9%	8.3%
MedSurg:
Instruments	$438	$392	11.7%	13.6%	12.6%	14.0%	12.5%	8.4%
Endoscopy	448	406	10.3	9.8	9.0	10.5	7.3	3.9
Medical	505	474	6.5	8.3	7.5	5.3	19.3	15.4
Sustainability	64	64	—	2.0	2.0	1.9	32.9	27.2
	$1,455	$1,336	8.9%	10.0%	9.2%	9.1%	13.3%	9.5%
Neurotechnology and Spine:
Neurotechnology	$437	$352	24.1%	25.1%	23.1%	26.9%	22.0%	16.9%
Spine	202	183	10.4	10.5	9.5	2.6	37.1	31.7
	$639	$535	19.4%	20.1%	18.5%	17.5%	25.7%	20.5%
Total	$3,322	$3,012	10.3%	11.0%	9.9%	9.3%	15.7%	11.3%

	Six Months
					Percentage Change Excluding ASC 606 Impact
			Percentage Change				International
	2018	2017	As Reported	Excluding ASC 606 Impact	Constant Currency	United States	Excluding ASC 606 Impact	Constant Currency
Orthopaedics:
Knees	$841	$780	7.8%	8.2%	6.4%	6.8%	11.8%	5.2%
Hips	667	642	3.9	4.2	2.0	1.7	8.6	2.6
Trauma and Extremities	776	703	10.4	11.3	8.4	7.9	17.5	9.2
Other	160	151	6.0	5.6	4.6	6.5	1.5	(3.2)
	$2,444	$2,276	7.4%	7.8%	5.6%	5.8%	12.3%	5.4%
MedSurg:
Instruments	$850	$786	8.1%	9.9%	8.4%	9.3%	11.9%	5.3%
Endoscopy	892	779	14.5	15.0	13.6	15.7	12.5	6.6
Medical	1,016	949	7.1	8.7	7.3	5.0	21.9	15.1
Sustainability	124	127	(2.4)	0.2	0.2	0.1	21.3	16.1
	$2,882	$2,641	9.1%	10.5%	9.2%	9.1%	15.9%	9.4%
Neurotechnology and Spine:
Neurotechnology	$847	$683	24.0%	24.9%	22.0%	23.5%	27.3%	19.5%
Spine	390	367	6.3	6.5	4.9	0.4	26.9	19.2
	$1,237	$1,050	17.8%	18.4%	16.0%	14.4%	27.2%	19.4%
Total	$6,563	$5,967	10.0%	10.9%	9.0%	8.8%	16.6%	9.6%

Consolidated Net Sales (Excluding ASC 606 Impact)
Consolidated net sales increased 11.0% in the three months 2018 and 9.9% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.1%. Excluding the 2.0% impact of acquisitions net sales in constant currency increased by 9.0% from unit volume partially offset by 1.1% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, instruments, trauma and extremities, and knee products.

Consolidated net sales increased 10.9% in the six months 2018 and 9.0% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.9%. Excluding the 1.5% impact of acquisitions net sales in constant currency increased by 8.7% from unit volume partially offset by 1.2% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, trauma and extremities, knee, medical, endoscopy, and instruments products.

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

Orthopaedics Net Sales (Excluding ASC 606 Impact)
Orthopaedics net sales increased 8.0% in the three months 2018 and 6.6% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.4%. Net sales in constant currency increased by 8.9% from unit volume partially offset by 2.3% due to lower prices. The unit volume increase was primarily due to higher shipments of trauma and extremities and knee products.
Orthopaedics net sales increased 7.8% in the six months 2018 and 5.6% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.2%. Net sales in constant currency increased by 7.9% from unit volume partially offset by 2.3% due to lower prices. The unit volume increase was primarily due to higher shipments of trauma and extremities, reconstructive capital and knee products.
MedSurg Net Sales (Excluding ASC 606 Impact)
MedSurg net sales increased 10.0% in the three months 2018 and 9.2% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.8%. Excluding the 1.9% impact of acquisitions net sales in constant currency increased by 7.6% from unit volume partially offset by 0.3% due to lower prices. The unit volume increase was primarily due to higher shipments of instruments and medical products.
MedSurg net sales increased 10.5% in the six months 2018 and 9.2% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.3%. Excluding the 1.6% impact of acquisitions net sales in constant currency increased by 7.9% from unit volume partially offset by 0.3% due to lower prices. The unit volume increase was primarily due to higher shipments of medical, endoscopy and instruments products.
Neurotechnology and Spine Net Sales (Excluding ASC 606 Impact)
Neurotechnology and Spine net sales increased 20.1% in the three months 2018 and 18.5% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.6%. Excluding the 6.1% impact of acquisitions net sales in constant currency increased by 13.3% from unit volume partially offset by 0.9% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Neurotechnology and Spine net sales increased 18.4% in the six months 2018 and 16.0% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.4%. Excluding the 4.8% impact of acquisitions net sales in constant currency increased by 12.7% from unit volume partially offset by 1.5% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Gross Profit
Gross profit as a percentage of sales in the three months 2018 decreased to 65.9% from 66.1% in 2017. Excluding the impact of the items noted below, gross profit decreased to 66.1% of sales in the three months 2018 from 66.3% in 2017 primarily due to the impact of adopting ASC 606 and lower selling prices.
Gross profit as a percentage of sales in the six months 2018 decreased to 65.9% from 66.3% in 2017. Excluding the impact of the items noted below, gross profit decreased to 66.2% of sales in the six months 2018 from 66.5% in 2017 primarily due to the impact of adopting ASC 606 and lower selling prices.

			Percent Net Sales
Three Months	2018	2017	2018	2017
Reported	$2,190	$1,991	65.9%	66.1%
Inventory stepped-up to fair value	5	1	0.2	—
Restructuring-related and other charges	—	6	—	0.2
Adjusted	$2,195	$1,998	66.1%	66.3%

			Percent Net Sales
Six Months	2018	2017	2018	2017
Reported	$4,327	$3,955	65.9%	66.3%
Inventory stepped-up to fair value	11	—	0.2	—
Restructuring-related and other charges	5	11	0.1	0.2
European Medical Devices Regulation	1	—	—	—
Adjusted	$4,344	$3,966	66.2%	66.5%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $24 or 12.5% to 6.5% of sales in three months 2018 from 6.4% in 2017. In the six months 2018 these expenses increased $36 or 9.4% to 6.4% of sales, which was flat relative to 2017. Projects to develop new products, investments in new technologies and recent acquisitions contributed to the increased spending levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $60 or 5.3% in the three months 2018 and decreased as a percentage of sales to 35.8% from 37.5% in 2017. Excluding the impact of the items noted below, expenses decreased to 33.9% of sales in the three months 2018 from 35.0% in 2017, primarily due to leverage from higher sales volumes, the favorable impact from the adoption of ASC 606 and continued focus on our operating expense improvement initiatives, partially offset by the negative impact of recent acquisitions.
Selling, general and administrative expenses increased $194 or 8.7% in the six months 2018 and decreased as a percentage of sales to 35.8% from 37.5% in 2017. Excluding the impact of the items noted below, expenses decreased to 34.5% of sales in the six months 2018 from 35.4% in 2017, primarily due to leverage from higher sales volumes, the favorable impact from the adoption of ASC 606 and continued focus on our operating expense improvement initiatives, partially offset by the negative impact of recent acquisitions.

			Percent Net Sales
Three Months	2018	2017	2018	2017
Reported	$1,190	$1,130	35.8%	37.5%
Other acquisition and integration-related	(19)	(8)	(0.5)	(0.2)
Restructuring-related and other charges	(22)	(39)	(0.7)	(1.3)
Regulatory and legal matters	(23)	(30)	(0.7)	(1.0)
Adjusted	$1,126	$1,053	33.9%	35.0%

			Percent Net Sales
Six Months	2018	2017	2018	2017
Reported	$2,426	$2,232	37.0%	37.4%
Other acquisition and integration-related	(30)	(18)	(0.5)	(0.3)
Restructuring-related and other charges	(80)	(72)	(1.2)	(1.2)
Regulatory and legal matters	(55)	(30)	(0.8)	(0.5)
Adjusted	$2,261	$2,112	34.5%	35.4%
Recall Charges
Recall charges were $2 and $72 in the three months and were $6 and $98 in the six months 2018 and 2017. The decrease in charges were primarily due to the absence of adjustments to the liability for the Rejuvenate and ABG II Modular-Neck hip stems voluntary recalls in 2018. Refer to Note 6 to our Consolidated Financial Statements for further information.

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

Amortization of Intangible Assets
Amortization of intangible assets was $110 and $95 in the three months and were $212 and $183 in the six months 2018 and 2017. The increase in 2018 was primarily due to our recent acquisitions. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating Income increased $170 or 33.9% to 20.2% of net sales in the three months 2018 from 16.7% in 2017. Excluding the impact of the items noted below, operating income increased to 25.7% of sales in the three months 2018 from 25.0% in 2017 primarily due to the benefit from higher sales volumes, favorable leverage from acquisitions and a 20 basis point favorable impact from the adoption of ASC 606, partially offset by lower selling prices.
Operating Income increased $205 or 19.4% to 19.2% of net sales in the six months 2018 from 17.7% in 2017. Excluding the impact of the items noted below, operating income increased to 25.4% of sales in the six months 2018 from 24.6% in 2017 primarily due to the benefit from higher sales volumes, favorable leverage from acquisitions and a 20 basis point favorable impact from the adoption of ASC 606, partially offset by lower selling prices.

			Percent Net Sales
Three Months	2018	2017	2018	2017
Reported	$672	$502	20.2%	16.7%
Inventory stepped-up to fair value	5	1	0.2	—
Other acquisition and integration-related	19	8	0.5	0.3
Amortization of purchased intangible assets	110	95	3.3	3.1
Restructuring-related and other charges	22	45	0.6	1.5
European Medical Devices Regulation	2	—	0.1	—
Rejuvenate and other recall-related matters	2	72	0.1	2.4
Regulatory and legal matters	23	30	0.7	1.0
Adjusted	$855	$753	25.7%	25.0%

			Percent Net Sales
Six Months	2018	2017	2018	2017
Reported	$1,263	$1,058	19.2%	17.7%
Inventory stepped-up to fair value	11	—	0.2	—
Other acquisition and integration-related	30	18	0.5	0.3
Amortization of purchased intangible assets	212	183	3.2	3.1
Restructuring-related and other charges	85	83	1.3	1.4
European Medical Devices Regulation	3	—	—	—
Rejuvenate and other recall-related matters	6	98	0.1	1.6
Regulatory and legal matters	55	30	0.9	0.5
Adjusted	$1,665	$1,470	25.4%	24.6%
Other Income (Expense), Net
Other income (expense), net was ($49) and ($58) in the three months and was ($98) and ($115) in the six months 2018 and 2017. The decrease in 2018 was primarily due to an increase in interest income partially offset by higher interest expense.
Income Taxes
The effective tax rates were 27.4% and 11.8% in the three months and 23.2% and 11.4% in the six months 2018 and 2017. The increase in the effective income tax rates in the three and six months 2018 is primarily due to an additional $57 of transition tax associated with the Tax Cuts and Jobs Act of 2017 and restructuring-related activities to integrate recent acquisitions.
Net Earnings
Net earnings increased to $452 or $1.19 per diluted share in the three months 2018 from $391 or $1.03 per diluted share in 2017. Adjusted net earnings(1) per diluted share increased 15.0% to $1.76 in the three months 2018 from $1.53 in 2017. The impact of foreign currency exchange rates on net earnings per diluted share was an increase of $0.03 in the three months 2018 and a decrease of $0.04 in the three months 2017.
Net earnings increased to $895 or $2.35 per diluted share in the six months 2018 from $835 or $2.20 per diluted share in 2017. Adjusted net earnings(1) per diluted share increased 14.3% to $3.44 in the six months 2018 from $3.01 in 2017. The impact of foreign currency exchange rates on net earnings per diluted share was an increase of $0.05 in the six months 2018 and a decrease of $0.07 in the six months 2017.

			Percent Net Sales
Three Months	2018	2017	2018	2017
Reported	$452	$391	13.6%	13.0%
Inventory stepped-up to fair value	3	—	0.1	—
Other acquisition and integration-related	15	7	0.5	0.2
Amortization of purchased intangible assets	88	63	2.6	2.1
Restructuring-related and other charges	17	41	0.5	1.4
European Medical Devices Regulation	1	—	—	—
Rejuvenate and other recall-related matters	2	54	0.1	1.8
Regulatory and legal matters	18	25	0.6	0.8
Tax matters	74	—	2.2	—
Adjusted	$670	$581	20.2%	19.3%

			Percent Net Sales
Six Months	2018	2017	2018	2017
Reported	$895	$835	13.6%	14.0%
Inventory stepped-up to fair value	7	—	0.1	—
Other acquisition and integration-related	24	14	0.4	0.2
Amortization of purchased intangible assets	171	124	2.6	2.1
Restructuring-related and other charges	67	68	1.0	1.1
European Medical Devices Regulation	2	—	—	—
Rejuvenate and other recall-related matters	5	75	0.1	1.3
Regulatory and legal matters	42	25	0.7	0.4
Tax matters	95	—	1.4	—
Adjusted	$1,308	$1,141	19.9%	19.1%
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

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
The weighted-average diluted shares outstanding used in the calculation of non-GAAP net earnings per diluted share are the same as those used in the calculation of reported net earnings per diluted share for the respective period.

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2018	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,190	$1,190	$110	$672	$452	27.4%	$1.19
Reported percent net sales	65.9%	35.8%	3.3%	20.2%	13.6%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	5	—	—	5	3	0.1	0.01
Other acquisition and integration-related	—	(19)	—	19	15	—	0.04
Amortization of purchased intangible assets	—	—	(110)	110	88	0.6	0.23
Restructuring-related and other charges	—	(22)	—	22	17	0.3	0.05
European Medical Devices Regulation	—	—	—	2	1	—	0.01
Rejuvenate and other recall-related matters	—	—	—	2	2	—	—
Regulatory and legal matters	—	(23)	—	23	18	0.3	0.04
Tax matters	—	—	—	—	74	(11.9)	0.19
Adjusted	$2,195	$1,126	$—	$855	$670	16.8%	$1.76
Adjusted percent net sales	66.1%	33.9%	—%	25.7%	20.2%

Three Months 2017	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$1,991	$1,130	$95	$502	$391	11.8%	$1.03
Reported percent net sales	66.1%	37.5%	3.2%	16.7%	13.0%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	1	—	—	1	—	0.1	—
Other acquisition and integration-related	—	(8)	—	8	7	—	0.02
Amortization of purchased intangible assets	—	—	(95)	95	63	3.7	0.16
Restructuring-related and other charges	6	(39)	—	45	41	(0.6)	0.11
Rejuvenate and other recall-related matters	—	—	—	72	54	1.3	0.14
Regulatory and legal matters	—	(30)	—	30	25	—	0.07
Adjusted	$1,998	$1,053	$—	$753	$581	16.3%	$1.53
Adjusted percent net sales	66.3%	35.0%	—%	25.0%	19.3%

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

Six Months 2018	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$4,327	$2,426	$212	$1,263	$895	23.2%	$2.35
Reported percent net sales	65.9%	37.0%	3.2%	19.2%	13.6%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	11	—	—	11	7	0.2	0.02
Other acquisition and integration-related	—	(30)	—	30	24	—	0.06
Amortization of purchased intangible assets	—	—	(212)	212	171	0.5	0.45
Restructuring-related and other charges	5	(80)	—	85	67	0.4	0.18
European Medical Devices Regulation	1	—	—	3	2	—	0.01
Rejuvenate and other recall-related matters	—	—	—	6	5	—	0.01
Regulatory and legal matters	—	(55)	—	55	42	0.4	0.11
Tax matters	—	—	—	—	95	(8.2)	0.25
Adjusted	$4,344	$2,261	$—	$1,665	$1,308	16.5%	$3.44
Adjusted percent net sales	66.2%	34.5%	—%	25.4%	19.9%

Six Months 2017	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,955	$2,232	$183	$1,058	$835	11.4%	$2.20
Reported percent net sales	66.3%	37.4%	3.1%	17.7%	14.0%
Acquisition and integration-related charges:
Other acquisition and integration-related	—	(18)	—	18	14	0.2	0.04
Amortization of purchased intangible assets	—	—	(183)	183	124	3.1	0.32
Restructuring-related and other charges	11	(72)	—	83	68	0.2	0.18
Rejuvenate and other recall-related matters	—	—	—	98	75	0.9	0.20
Regulatory and legal matters	—	(30)	—	30	25	—	0.07
Adjusted	$3,966	$2,112	$—	$1,470	$1,141	15.8%	$3.01
Adjusted percent net sales	66.5%	35.4%	—%	24.6%	19.1%

FINANCIAL CONDITION AND LIQUIDITY

Six Months	2018	2017
Net cash provided by operating activities	$946	$801
Net cash used in investing activities	(1,073)	(338)
Net cash used in financing activities	(772)	(177)
Effect of exchange rate changes on cash and cash equivalents	(2)	47
Change in cash and cash equivalents	$(901)	$333
Operating Activities
Cash provided by operating activities was $946 and $801 in the six months 2018 and 2017. The increase was primarily driven by higher cash receipts related to contracts with customers for unsatisfied performance obligations (partially attributable to ASC 606), higher net earnings and cash receipts from an interest rate hedge settlement partially offset by payments related to the Tax Cuts and Jobs Act of 2017 and working capital as the net of accounts receivable, inventory and accounts payable used cash of $114 in 2018 compared to $107 in 2017.
Investing Activities
Cash used in investing activities was $1,073 and $338 in the six months 2018 and 2017. The increase in cash used was primarily due to the $697 acquisition of Entellus.
Financing Activities
Cash used in financing activities was $772 and $177 in the six months 2018 and 2017. The increase in cash used was primarily driven by $455 of higher payments on net borrowings, primarily the refinancing of the $600 senior unsecured notes, $70 higher repurchases of common stock and $34 increase in dividends paid.

Six Months	2018	2017
Total dividends paid to common shareholders	$352	$318
Total amount paid to repurchase common stock	$300	$230
Shares of repurchased common stock (in millions)	1.9	1.9
Liquidity
Cash, cash equivalents and marketable securities were $1,920 and $2,793 on June 30, 2018 and December 31, 2017. Current assets exceeded current liabilities by $3,367 and $4,508 on June 30, 2018 and December 31, 2017. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines. We raised funds in the capital markets in the six months 2018 and may continue to do so from time to time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 76% on June 30, 2018 compared to 62% on December 31, 2017. We intend to use this cash to expand operations organically and through acquisitions.
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
OTHER MATTERS
Legal and Regulatory Matters
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of our business, including

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) at June 30, 2018. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Controls Over Financial Reporting
There was no change to our internal control over financial reporting during the three months 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 8,770 shares of our common stock in the three months 2018 as performance incentive awards to employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the three months 2018 we did not repurchase any shares of our common stock. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,340 as of June 30, 2018.

ITEM 6.	EXHIBITS

10(i)
Letter Agreement between Stryker Corporation and Lonny Carpenter, dated April 2, 2018 - Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated April 2, 2018 (Commission File No. 000-09165)

10(ii)*	Form of grant notice and terms and conditions for restricted stock units granted in 2018 under the 2011 Long-Term Incentive Plan to non-employee directors
31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
* Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2018 Second Quarter Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	July 25, 2018	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chairman, President and Chief Executive Officer

Date:	July 25, 2018	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

18