Form 10-Q
period 2018-09-30
STRYKER CORP
filed 2018-10-26
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES [X]    NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Small reporting company	[ ]
		Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [ ]    NO [X]
There were 374,187,286 shares of Common Stock, $0.10 par value, on September 30, 2018.

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Nine Months
	2018	2017	2018	2017
Net sales	$3,242	$3,006	$9,805	$8,973
Cost of sales	1,087	1,022	3,323	3,034
Gross profit	$2,155	$1,984	$6,482	$5,939
Research, development and engineering expenses	221	198	641	582
Selling, general and administrative expenses	1,242	1,103	3,668	3,335
Recall charges	4	66	10	164
Amortization of intangible assets	112	92	324	275
Total operating expenses	$1,579	$1,459	$4,643	$4,356
Operating income	$576	$525	$1,839	$1,583
Other income (expense), net	(42)	(54)	(140)	(169)
Earnings before income taxes	$534	$471	$1,699	$1,414
Income taxes	(56)	37	214	145
Net earnings	$590	$434	$1,485	$1,269

Net earnings per share of common stock:
Basic net earnings per share of common stock	$1.58	$1.16	$3.97	$3.39
Diluted net earnings per share of common stock	$1.55	$1.14	$3.90	$3.34

Weighted-average shares outstanding (in millions):
Basic	374.1	374.2	374.0	373.8
Effect of dilutive employee stock options	6.1	6.0	6.4	6.0
Diluted	380.2	380.2	380.4	379.8

Cash dividends declared per share of common stock	$0.470	$0.425	$1.410	$1.275
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Nine Months
	2018	2017	2018	2017
Net earnings	$590	$434	$1,485	$1,269
Other comprehensive income (loss), net of tax:
Marketable securities	—	(3)	(1)	(3)
Pension plans	(3)	14	(1)	4
Unrealized gains (losses) on designated hedges	6	(6)	23	(7)
Financial statement translation	(50)	87	(72)	269
Total other comprehensive income (loss), net of tax	$(47)	$92	$(51)	$263
Comprehensive income	$543	$526	$1,434	$1,532

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,918	$2,542
Marketable securities	292	251
Accounts receivable, less allowance of $62 ($59 in 2017)	2,076	2,198
Inventories:
Materials and supplies	614	528
Work in process	174	148
Finished goods	2,105	1,789
Total inventories	$2,893	$2,465
Prepaid expenses and other current assets	739	537
Total current assets	$7,918	$7,993
Property, plant and equipment:
Land, buildings and improvements	976	936
Machinery and equipment	3,176	2,864
Total property, plant and equipment	$4,152	$3,800
Less accumulated depreciation	1,974	1,825
Property, plant and equipment, net	$2,178	$1,975
Goodwill	7,634	7,168
Other intangibles, net	3,463	3,477
Other noncurrent assets	891	1,584
Total assets	$22,084	$22,197

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$563	$487
Accrued compensation	748	838
Income taxes	100	143
Dividend payable	176	178
Accrued recall expenses	111	196
Accrued expenses and other liabilities	1,180	1,011
Current maturities of debt	1,275	632
Total current liabilities	$4,153	$3,485
Long-term debt, excluding current maturities	5,928	6,590
Income taxes	1,251	1,261
Other noncurrent liabilities	892	881
Total liabilities	$12,224	$12,217
Shareholders' equity
Common stock, $0.10 par value	37	37
Additional paid-in capital	1,535	1,496
Retained earnings	8,892	8,986
Accumulated other comprehensive loss	(604)	(553)
Total Stryker shareholders' equity	$9,860	$9,966
Noncontrolling interest	—	14
Total shareholders' equity	$9,860	$9,980
Total liabilities and shareholders' equity	$22,084	$22,197

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	2018	2017
Operating activities
Net earnings	$1,485	$1,269
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	223	198
Amortization of intangible assets	324	275
Share-based compensation	87	85
Recall charges	10	164
Changes in operating assets and liabilities:
Accounts receivable	119	72
Inventories	(439)	(322)
Accounts payable	57	(2)
Accrued expenses and other liabilities	(40)	(97)
Recall-related payments	(89)	(492)
Income taxes	(231)	(7)
Other, net	58	(263)
Net cash provided by operating activities	$1,564	$880
Investing activities
Acquisitions, net of cash acquired	(770)	(712)
Purchases of marketable securities	(214)	(85)
Proceeds from sales of marketable securities	173	56
Purchases of property, plant and equipment	(418)	(412)
Net cash used in investing activities	$(1,229)	$(1,153)
Financing activities
Payments on short-term borrowings, net	(8)	(198)
Proceeds from issuance of long-term debt	595	498
Payments on long-term debt	(600)	—
Dividends paid	(528)	(477)
Repurchases of common stock	(300)	(230)
Cash paid for taxes from withheld shares	(104)	(83)
Payments to purchase noncontrolling interest	(14)	—
Other financing, net	8	(32)
Net cash used in financing activities	$(951)	$(522)
Effect of exchange rate changes on cash and cash equivalents	(8)	71
Change in cash and cash equivalents	$(624)	$(724)
Cash and cash equivalents at beginning of period	2,542	3,316
Cash and cash equivalents at end of period	$1,918	$2,592

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries (the "Company," "we," us" or "our") on September 30, 2018 and the results of operations for the three and nine months 2018. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2017.
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
In August 2018 the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract to align with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the impact on our Consolidated Financial Statements and the timing of adoption of this update.
In August 2017 the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies hedge accounting guidance, as well as improves presentation and disclosure to align the economic effects of risk management strategies in the financial statements. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We have performed a preliminary assessment of the impact from this update and do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements. We plan to adopt this update on January 1, 2019.
In February 2016 the FASB issued ASU 2016-02, Leases, in July 2018 issued ASU 2018-10, Codification Improvements to Topic 842, Leases and in August 2018 issued ASU 2018-11 Leases - Targeted Improvements (ASU 2018-11). These updates require an entity to recognize assets and liabilities on the balance sheet for leases with terms greater than 12 months. We are in the process of evaluating the impact on our Consolidated Financial Statements and anticipate most of our leases, as well as some service contracts, will result in the recognition of right of use assets and corresponding lease liabilities on our Consolidated Balance Sheets. We do not anticipate adoption of these updates will have a material impact on net earnings or cash flows and continue to assess the impact on our Consolidated Balance Sheets. We have established a project team to lead the evaluation of our lease agreements and other contracts to assess the impact of the new guidance and are in the process of implementing a lease administration application. We plan to adopt these updates on January 1, 2019, electing the additional transition method provided for in ASU 2018-11 by recording a cumulative-effect adjustment to our Consolidated Balance Sheets as of the adoption date.
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
The impact of ASC 606 on our results of operations for the three and nine months 2018 was not material and related primarily to the reclassification of certain costs previously presented as selling, general and administrative expenses to net sales.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

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
Sales represent the amount of consideration we expect to receive from customers in exchange for transferring products and services. Net sales exclude sales, value added and other taxes we collect from customers. Other costs to obtain and fulfill contracts are expensed as incurred due to the short-term nature of most of our sales. We extend terms of payment to our customers based on commercially reasonable terms for the markets of our customers, while also considering their credit quality. A provision for estimated sales returns, discounts and rebates is recognized as a reduction of sales in the same period that the sales are recognized. Our estimate of the provision for sales returns has been established based on contract terms with our customers and historical business practices. Shipping and handling costs charged to customers are included in net sales.
Our sales continue to be recognized primarily when title to the product, ownership and risk of loss transfer to the customer, which can be on the date of shipment, the date of receipt by the customer or, for most Orthopaedics products, when we have received a purchase order and appropriate notification the product has been used or implanted. Products and services are primarily transferred to customers at a point in time, with some transfers of services taking place over time. In the three and nine months 2018 less than 10% of our sales were recognized as services transferred over time.
We disaggregate our net sales by product line and geographic location for each of our segments as we believe it best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.

	Three Months		Nine Months
	2018	2017	2018	2017
Orthopaedics:
Knees	$395	$369	$1,236	$1,149
Hips	316	313	983	955
Trauma and Extremities	376	367	1,152	1,070
Other	84	83	244	234
	$1,171	$1,132	$3,615	$3,408
MedSurg:
Instruments	$442	$404	$1,292	$1,190
Endoscopy	443	404	1,335	1,183
Medical	492	464	1,508	1,413
Sustainability	66	64	190	191
	$1,443	$1,336	$4,325	$3,977
Neurotechnology and Spine:
Neurotechnology	$435	$353	$1,282	$1,036
Spine	193	185	583	552
	$628	$538	$1,865	$1,588
Total	$3,242	$3,006	$9,805	$8,973

	Three Months 2018		Three Months 2017
	United States	International	United States	International
Orthopaedics:
Knees	$291	$104	$270	$99
Hips	198	118	194	119
Trauma and Extremities	242	134	237	130
Other	67	17	68	15
	$798	$373	$769	$363
MedSurg:
Instruments	$352	$90	$316	$88
Endoscopy	346	97	316	88
Medical	393	99	357	108
Sustainability	66	—	63	—
	$1,157	$286	$1,052	$284
Neurotechnology and Spine:
Neurotechnology	$284	$150	$222	$131
Spine	142	52	139	46
	$426	$202	$361	$177
Total	$2,381	$861	$2,182	$824

	Nine Months 2018		Nine Months 2017
	United States	International	United States	International
Orthopaedics:
Knees	$896	$340	$838	$311
Hips	610	373	601	354
Trauma and Extremities	729	423	693	377
Other	198	46	190	44
	$2,433	$1,182	$2,322	$1,086
MedSurg:
Instruments	$1,007	$285	$927	$263
Endoscopy	1,049	286	927	256
Medical	1,158	350	1,099	314
Sustainability	189	1	190	1
	$3,403	$922	$3,143	$834
Neurotechnology and Spine:
Neurotechnology	$820	$462	$660	$376
Spine	424	159	421	131
	$1,244	$621	$1,081	$507
Total	$7,080	$2,725	$6,546	$2,427
Orthopaedics
Orthopaedics products consist primarily of implants used in hip and knee joint replacements and trauma and extremity surgeries. Substantially all Orthopaedics sales are recognized when we have received a purchase order and appropriate notification the product has been used or implanted. For certain Orthopaedic products in the "other" category, we recognize sales at a point in time, as well as over time for performance obligations that may include an obligation to complete installation, provide training and ongoing services. These performance obligations are satisfied within one year.
MedSurg
MedSurg products include surgical equipment and surgical navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling, emergency medical equipment and intensive care disposable products (Medical), reprocessed and remanufactured medical devices (Sustainability) and other medical device products used in a variety of medical specialties. Substantially all MedSurg sales are recognized when a purchase order has been received and control has transferred. For certain Endoscopy, Instruments and Medical services, we may recognize sales over time as we satisfy performance obligations that may include an obligation to complete

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

installation, provide training and perform ongoing services and are generally performed within one year.
Neurotechnology and Spine
Neurotechnology and Spine products include both neurosurgical and neurovascular devices. Our spinal implant products include cervical, thoracolumbar and interbody systems used in spinal injury, deformity and degenerative therapies. Substantially all Neurotechnology and Spine sales are recognized when a purchase order has been received and control has transferred.
Contract Assets and Liabilities
The nature of our products and services do not generally give rise to contract assets as we typically do not incur costs to fulfill a contract before a product or service is provided to a customer. Our costs to obtain contracts are typically in the form of sales commissions paid to employees of Stryker or third-party agents. We have elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On September 30, 2018 there were no contract assets recorded in our Consolidated Balance Sheets.
Our contract liabilities arise as a result of unearned revenue received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. On January 1, 2018 our contract liabilities were $381, which were reported in accrued expenses and other liabilities and other noncurrent liabilities in our Consolidated Balance Sheets, $43 of which were recognized in sales in the three months 2018 and $201 in the nine months 2018. On September 30, 2018 our contract liabilities were $281.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2018	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(5)	$(132)	$45	$(465)	$(557)
OCI	1	(2)	8	(50)	(43)
Income taxes	—	(2)	(2)	—	(4)
Reclassifications to:
Cost of sales	—	2	(2)	—	—
Other expense	(1)	—	1	—	—
Income taxes	—	(1)	1	—	—
Net OCI	$—	$(3)	$6	$(50)	$(47)
Ending	$(5)	$(135)	$51	$(515)	$(604)

Three Months 2017	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(142)	$23	$(471)	$(590)
OCI	(6)	16	(7)	74	77
Income taxes	2	(4)	2	13	13
Reclassifications to:
Cost of sales	—	2	(1)	—	1
Other income	1	—	—	—	1
Net OCI	$(3)	$14	$(6)	$87	$92
Ending	$(3)	$(128)	$17	$(384)	$(498)

Nine Months 2018	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(4)	$(134)	$28	$(443)	$(553)
OCI	(1)	(6)	32	(84)	(59)
Income taxes	—	1	(8)	12	5
Reclassifications to:
Cost of sales	—	6	(4)	—	2
Other expense	—	—	1	—	1
Income taxes	—	(2)	2	—	—
Net OCI	$(1)	$(1)	$23	$(72)	$(51)
Ending	$(5)	$(135)	$51	$(515)	$(604)

Nine Months 2017	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(132)	$24	$(653)	$(761)
OCI	(6)	1	(17)	227	205
Income taxes	2	(1)	5	42	48
Reclassifications to:
Cost of sales	—	5	7	—	12
Other income	1	—	—	—	1
Income taxes	—	(1)	(2)	—	(3)
Net OCI	$(3)	$4	$(7)	$269	$263
Ending	$(3)	$(128)	$17	$(384)	$(498)
NOTE 4 - DERIVATIVE INSTRUMENTS
Foreign Currency Hedges
We use operational and economic hedges, foreign currency exchange forward contracts, net investment hedges (both long-term intercompany loans payable and forward exchange contracts) and interest rate derivative instruments to manage the impact of currency exchange and interest rate fluctuations on earnings and cash flow. We do not enter into derivative instruments for speculative purposes. We have not changed our hedging strategies, accounting practices or objectives from those disclosed in our Annual Report on Form 10-K for 2017.

September 2018	Designated	Non-Designated	Total
Gross notional amount	$828	$4,611	$5,439
Maximum term in days			586
Fair value:
Other current assets	$16	$22	$38
Other noncurrent assets	1	1	2
Other current liabilities	(3)	(15)	(18)
Total fair value	$14	$8	$22

December 2017	Designated	Non-Designated	Total
Gross notional amount	$1,104	$4,767	$5,871
Maximum term in days			548
Fair value:
Other current assets	$11	$4	$15
Other noncurrent assets	1	—	1
Other current liabilities	(7)	(29)	(36)
Other noncurrent liabilities	(1)	—	(1)
Total fair value	$4	$(25)	$(21)
In the nine months 2018 we terminated our net investment hedges. The amounts related to settled net investment hedges will be subsequently recognized to other income (expense), net when the hedged investment is either sold or substantially liquidated.
We are exposed to credit loss in the event of nonperformance by our counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

Net Currency Exchange Rate Gains (Losses)

	Three Months		Nine Months
Recorded in:	2018	2017	2018	2017
Cost of sales	$2	$1	$4	$(7)
Other income (expense), net	1	(2)	(3)	(6)
Total	$3	$(1)	$1	$(13)
On September 30, 2018 and December 31, 2017 pretax gains on derivatives designated as hedges recorded in AOCI that are expected to be reclassified to earnings within 12 months of the balance sheet date are $13 and $7. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There were no ineffective portions of derivatives that resulted in gains or losses in any of the periods presented.
Interest Rate Risk
In conjunction with our offering of senior unsecured notes in the nine months 2018 we terminated cash flow hedges with gross notional amounts of $600 designated as hedges of our interest rates, the impact of which will be recognized over time as a benefit to interest expense within other income (expense), net.
We also elected to terminate interest rate swaps with gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 unsecured senior notes due in 2024. The remaining fair value is presented in long-term debt and will be recognized in interest expense within other income (expense), net over the term of the debt.
There was no hedge ineffectiveness recorded as a result of these cash flow and fair value hedges in 2018.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2017.
There were no significant transfers into or out of any level in 2018.

Assets Measured at Fair Value	September	December
	2018	2017
Cash and cash equivalents	$1,918	$2,542
Trading marketable securities	130	121
Level 1 - Assets	$2,048	$2,663
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$53	$125
Foreign government debt securities	112	2
United States agency debt securities	2	27
United States Treasury debt securities	33	70
Certificates of deposit	92	27
Total available-for-sale marketable securities	$292	$251
Foreign currency exchange forward contracts	40	15
Interest rate swap asset	—	49
Level 2 - Assets	$332	$315
Total assets measured at fair value	$2,380	$2,978

Liabilities Measured at Fair Value	September	December
	2018	2017
Deferred compensation arrangements	$130	$121
Level 1 - Liabilities	$130	$121
Foreign currency exchange forward contracts	$18	$37
Level 2 - Liabilities	$18	$37
Contingent consideration:
Beginning	$32	$86
Additions	78	3
Change in estimate	—	2
Settlements	(9)	(59)
Ending	$101	$32
Level 3 - Liabilities	$101	$32
Total liabilities measured at fair value	$249	$190

Fair Value of Available for Sale Securities by Maturity
	September 2018	December 2017
Due in one year or less	$140	$107
Due after one year through three years	$152	$144
On September 30, 2018 and December 31, 2017 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income recorded in other income (expense), net, was $29 and $15 in the three months and was $79 and $38 in the nine months 2018 and 2017.
Our investments in available-for-sale marketable securities had a minimum credit quality rating of A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired on September 30, 2018. On September 30, 2018 substantially all our investments with unrealized losses that were not deemed to be other-than-temporarily impaired were nominal and were in a continuous unrealized loss position for less than 12 months.

Securities in a Continuous Unrealized Loss Position
	Number of Investments	Fair Value
Corporate and asset-backed	116	$87
Foreign government	1	2
United States agency	14	24
United States Treasury	39	86
Certificates of deposit	32	48
Total	202	$247
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

We are self-insured for product liability claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. On November 3, 2014 we announced that we had entered into a settlement agreement to compensate eligible United States patients who had revision surgery to replace their Rejuvenate and/or ABG II Modular-Neck hip stem prior to that date and in December 2016 the settlement program was extended to patients who had revision surgery prior to December 19, 2016. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, some lawsuits will remain and we will continue to defend against them. Based on the information that has been received, the actuarially determined range of probable loss to resolve this matter globally is currently estimated to be approximately $2,077 to $2,318 ($2,309 to $2,550 before $232 of third-party insurance recoveries). We recognized additional charges to earnings of $4 in the three and nine months 2018, representing the excess of the minimum of the range over the previously-recorded reserves. The final outcome of this matter is dependent on many factors that are difficult to predict including the number of enrollees in the settlement program and the total awards to them, the number and costs of patients not eligible for the settlement program who seek testing and treatment services and require revision surgery and the number and actual costs to resolve the remaining lawsuits. Accordingly, the ultimate cost to resolve this entire matter globally may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
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

NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. In the nine months 2018 and 2017 cash paid for acquisitions, net of cash acquired, was $770 and $712.
On October 23, 2018 we completed the acquisition of Invuity, Inc. (Invuity) for $7.40 per share, or an aggregate purchase price of approximately $230. Invuity is the leader in advanced photonics and single-use, lighted instruments that deliver enhanced visualization for a wide variety of clinical applications including orthopaedic and spine surgery, general surgery, and women's health procedures, and is a recent entrant into the enhanced energy market. Invuity will be integrated into our Instruments business within MedSurg.
On October 1, 2018 we completed the acquisition of HyperBranch Medical Technology, Inc. (HyperBranch) for an aggregate purchase price of approximately $220. HyperBranch is dedicated to developing medical devices based on its proprietary polymers and cross-linked hydrogels. Its Adherus AutoSpray Dural Sealant product is one of only two FDA-approved dural sealants on the market. HyperBranch will be integrated into our Neurotechnology business within Neurotechnology and Spine.
In August 2018 we announced a definitive agreement to acquire all the issued and outstanding shares of common stock of K2M Group Holdings, Inc. (K2M) for $27.50 per share, or an aggregate purchase price of approximately $1,400. K2M is a global leader of complex spine and minimally invasive solutions focused on achieving three-dimensional Total Body Balance. We expect the acquisition to close in the fourth quarter 2018, subject to expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, approval of the merger by K2M's stockholders and other customary closing conditions. K2M will be integrated into our Spine business within Neurotechnology and Spine.
In February 2018 we completed the acquisition of Entellus Medical, Inc. (Entellus) for $24.00 per share, or an aggregate purchase price of $697, net of cash acquired. Entellus is focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of various ear, nose and throat (ENT) disease states. Entellus is part of our Neurotechnology business within Neurotechnology and Spine. Goodwill attributable to the acquisition of Entellus is not deductible for tax purposes.
In September 2017 we completed the acquisition of NOVADAQ Technologies Inc. (NOVADAQ) for an aggregate purchase price of $674, net of cash acquired. NOVADAQ is a leading developer of fluorescence imaging technology that provides surgeons with visualization of blood flow in vessels and related tissue perfusion in cardiac, cardiovascular, gastrointestinal, plastic, microsurgical, and reconstructive procedures. NOVADAQ is part of our Endoscopy business within the MedSurg segment. Goodwill attributable to the acquisition of NOVADAQ is not deductible for tax purposes.
The purchase price allocation for Entellus is preliminary and is based on estimates and assumptions that are subject to change within the measurement period. The purchase price allocation for the acquisition of NOVADAQ was completed in the nine months 2018.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

Purchase Price Allocation of Acquired Net Assets
	2018	2017
	Entellus	NOVADAQ
Tangible assets:
Accounts receivable	$17	$11
Inventory	14	25
Other assets	72	7
Contingent consideration	(78)	—
Other liabilities	(92)	(56)
Intangible assets:
Customer relationship	33	18
Trade name	—	1
Developed technology and patents	256	141
Goodwill	475	527
Purchase price, net of cash acquired	$697	$674
Weighted-average life of intangible assets	16	15

Estimated Amortization Expense
Remainder of 2018	2019	2020	2021	2022
$105	$384	$349	$338	$331
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
Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On September 30, 2018 there were no amounts outstanding under our commercial paper program.
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. In August 2018 we extended for an additional two years the maturity date of our $1,500 Credit Agreement, which now matures on August 19, 2023. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on September 30, 2018.

Summary of Total Debt		September 2018	December 2017
Senior unsecured notes:
Rate	Due
1.300%	April 1, 2018	$—	$600
1.800%	January 15, 2019	500	499
2.000%	March 8, 2019	749	748
4.375%	January 15, 2020	499	498
2.625%	March 15, 2021	747	746
3.375%	May 15, 2024	584	598
3.375%	November 1, 2025	746	745
3.500%	March 15, 2026	989	988
3.650%	March 7, 2028	595	—
4.100%	April 1, 2043	391	391
4.375%	May 15, 2044	395	394
4.625%	March 15, 2046	980	980
Other		28	35
Total debt		$7,203	$7,222
Less current maturities of debt		1,275	632
Total long-term debt		$5,928	$6,590

Unamortized debt issuance costs		$39	$39
Available borrowing capacity		$1,553	$1,547
Fair value of senior unsecured notes		$7,118	$7,521

The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that considered the underlying terms of the debt instruments. Substantially all our debt is classified within Level 2 of the fair value hierarchy.
NOTE 9 - INCOME TAXES
Our effective tax rates were (10.5)% and 7.9% in the three months 2018 and 2017. The decrease in the effective tax rate was primarily due to adjustments related to the Tax Cuts and Jobs Act (the Act) of 2017.
Our effective tax rates were 12.6% and 10.3% in the nine months 2018 and 2017. The increase in the effective income tax rate was primarily due to adjustments related to the Act and restructuring-related activities to integrate recent acquisitions.
In December 2017 we recorded a provisional transition tax charge and a change in deferred tax accounts associated with the Act. Subsequent to the Act being signed into legislation, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to provide guidance that allows provisional amounts associated with the Act to be updated during a measurement period ending December 22, 2018. Our accounting for the impact of the Act is not complete and the final impact of the Act may differ from our estimates due to changes in interpretation of the Act, additional legislative action, or guidance issued by tax authorities or regulatory bodies.
NOTE 10 - SEGMENT INFORMATION

	Three Months		Nine Months
	2018	2017	2018	2017
Orthopaedics	$1,171	$1,132	$3,615	$3,408
MedSurg	1,443	1,336	4,325	3,977
Neurotechnology and Spine	628	538	1,865	1,588
Net sales	$3,242	$3,006	$9,805	$8,973
Orthopaedics	$397	$390	$1,263	$1,178
MedSurg	341	272	968	841
Neurotechnology and Spine	173	157	532	446
Segment operating income	$911	$819	$2,763	$2,465
Items not allocated to segments:
Corporate and other	(104)	(89)	(291)	(265)
Acquisition and integration-related charges	(8)	(11)	(49)	(29)
Amortization of purchased intangible assets	(112)	(92)	(324)	(275)
Restructuring-related and other charges	(39)	(36)	(124)	(119)
European Medical Devices Regulation	(2)	—	(5)	—
Rejuvenate and other recall-related matters	(4)	(66)	(10)	(164)
Regulatory and legal matters	(66)	—	(121)	(30)
Consolidated operating income	$576	$525	$1,839	$1,583
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2017.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview of the Three and Nine Months
In the three months 2018 we achieved sales growth of 7.9%. Excluding the impact of acquisitions and the adoption of Accounting Standards Update 2014-09, Revenue From Contracts with Customers, as well as related amendments (ASC 606), sales grew 7.9% in constant currency. We reported operating income margin of 17.8% in the three months 2018, net earnings of $590 and net earnings per diluted share of $1.55. Excluding the impact of certain items, we expanded adjusted operating income margin 60 basis points to 24.9%, with adjusted net earnings(1) of $643 and growth of 11.2% in adjusted net earnings per diluted share(1).

In the nine months 2018 we achieved sales growth of 9.3%. Excluding the impact of acquisitions and the adoption of ASC 606, sales grew 7.6% in constant currency. We reported operating income margin of 18.8% in the nine months 2018, net earnings of $1,485 and net earnings per diluted share of $3.90. Excluding the impact of certain items, we expanded adjusted operating income margin 70 basis points to 25.2%, with adjusted net earnings(1) of $1,951 and growth of 13.2% in adjusted net earnings per diluted share(1).
Recent Developments
In August 2018 we announced a definitive agreement to acquire all the issued and outstanding shares of common stock of K2M Group Holdings, Inc. (K2M) for $27.50 per share, or an aggregate purchase price of approximately $1,400. K2M is a global leader of complex spine and minimally invasive solutions focused on achieving three-dimensional Total Body Balance. We expect the acquisition to close in the fourth quarter 2018, subject to expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, approval of the merger by K2M's stockholders and other customary closing conditions. K2M will be integrated into our Spine business within Neurotechnology and Spine.
In March 2018 we issued $600 of senior unsecured notes with a coupon of 3.650% due on March 7, 2028. In April 2018 we repaid $600 of our senior unsecured notes with a coupon of 1.300%. Refer to Note 8 to our Consolidated Financial Statements for further information.
In February 2018 we completed the acquisition of Entellus Medical, Inc. (Entellus) for $24.00 per share, or an aggregate purchase price of $697, net of cash acquired. Entellus is focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of various ear, nose and throat (ENT) disease states. Entellus is part of our Neurotechnology business within the Neurotechnology and Spine segment. Refer to Note 7 to our Consolidated Financial Statements for further information.

(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.
RESULTS OF OPERATIONS

	Three Months					Nine Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2018	2017	2018	2017	Change	2018	2017	2018	2017	Change
Net sales	$3,242	$3,006	100.0%	100.0%	7.9%	$9,805	$8,973	100.0%	100.0%	9.3%
Gross profit	2,155	1,984	66.5	66.0	8.6	6,482	5,939	66.1	66.2	9.1
Research, development and engineering expenses	221	198	6.8	6.6	11.6	641	582	6.5	6.5	10.1
Selling, general and administrative expenses	1,242	1,103	38.3	36.7	12.6	3,668	3,335	37.4	37.2	10.0
Recall charges	4	66	0.1	2.2	(93.9)	10	164	0.1	1.8	(93.9)
Amortization of intangible assets	112	92	3.5	3.1	21.7	324	275	3.3	3.1	17.8
Other income (expense), net	(42)	(54)	(1.3)	(1.8)	(22.2)	(140)	(169)	(1.4)	(1.9)	(17.2)
Income taxes	(56)	37			(251.4)	214	145			47.6
Net earnings	$590	$434	18.2%	14.4%	35.9%	$1,485	$1,269	15.1%	14.1%	17.0%

Net earnings per diluted share	$1.55	$1.14			36.0%	$3.90	$3.34			16.8%
Adjusted net earnings per diluted share(1)	$1.69	$1.52			11.2%	$5.13	$4.53			13.2%

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

Geographic and Segment Net Sales	Three Months				Nine Months
			Percentage Change				Percentage Change
	2018	2017	As Reported	Constant Currency	2018	2017	As Reported	Constant Currency
Geographic:
United States	$2,381	$2,182	9.1%	9.1%	$7,080	$6,546	8.2%	8.2%
International	861	824	4.5	7.8	2,725	2,427	12.3	8.9
Total	$3,242	$3,006	7.9%	8.8%	$9,805	$8,973	9.3%	8.4%
Segment:
Orthopaedics	$1,171	$1,132	3.4%	4.5%	$3,615	$3,408	6.1%	5.0%
MedSurg	1,443	1,336	8.0	8.8	4,325	3,977	8.8	8.2
Neurotechnology and Spine	628	538	16.7	17.7	1,865	1,588	17.4	16.2
Total	$3,242	$3,006	7.9%	8.8%	$9,805	$8,973	9.3%	8.4%

Supplemental Net Sales Growth Information
	Three Months							Nine Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2018	2017	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2018	2017	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$395	$369	7.0%	8.3%	7.8%	5.1%	9.2%	$1,236	$1,149	7.6%	6.7%	6.9%	9.3%	6.2%
Hips	316	313	1.0	2.2	2.1	(0.8)	2.5	983	955	2.9	1.9	1.5	5.4	2.4
Trauma and Extremities	376	367	2.5	3.2	2.1	3.1	5.1	1,152	1,070	7.7	6.0	5.2	12.2	7.5
Other	84	83	1.2	2.7	(1.5)	13.3	19.1	244	234	4.3	3.9	4.2	4.5	4.1
	$1,171	$1,132	3.4%	4.5%	3.8%	2.8%	6.0%	$3,615	$3,408	6.1%	5.0%	4.8%	8.8%	5.4%
MedSurg:
Instruments	$442	$404	9.4%	10.0%	11.4%	2.3%	4.2%	$1,292	$1,190	8.6%	7.8%	8.6%	8.4%	4.9%
Endoscopy	443	404	9.7	10.8	9.5	10.2	15.0	1,335	1,183	12.8	12.4	13.2	11.7	9.3
Medical	492	464	6.0	6.8	10.1	(8.3)	(4.4)	1,508	1,413	6.7	6.1	5.4	11.5	8.5
Sustainability	66	64	3.1	3.9	4.8	—	15.0	190	191	(0.5)	(0.6)	(0.5)	—	15.7
	$1,443	$1,336	8.0%	8.8%	10.0%	0.7%	4.3%	$4,325	$3,977	8.8%	8.2%	8.3%	10.6%	7.6%
Neurotechnology and Spine:
Neurotechnology	$435	$353	23.2%	24.1%	27.9%	14.5%	18.1%	$1,282	$1,036	23.7%	22.3%	24.2%	22.9%	18.9%
Spine	193	185	4.3	5.5	2.2	13.0	15.8	583	552	5.6	4.8	0.7	21.4	17.5
	$628	$538	16.7%	17.7%	18.0%	14.1%	17.5%	$1,865	$1,588	17.4%	16.2%	15.1%	22.5%	18.6%
Total	$3,242	$3,006	7.9%	8.8%	9.1%	4.5%	7.8%	$9,805	$8,973	9.3%	8.4%	8.2%	12.3%	8.9%

Consolidated Net Sales
Consolidated net sales increased 7.9% in the three months 2018 as reported and 8.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.9%. Excluding the 1.8% impact of acquisitions and 0.9% negative impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 9.5% from unit volume partially offset by 1.6% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, instruments, knee, medical and endoscopy products.
Consolidated net sales increased 9.3% in the nine months 2018 as reported and 8.4% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.9%. Excluding the 1.8% impact of acquisitions and 1.0% negative impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 9.0% from unit volume partially offset by 1.4% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, medical, instruments, knee, endoscopy and trauma and extremities products.

Orthopaedics Net Sales
Orthopaedics net sales increased 3.4% in the three months 2018 as reported and 4.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.1%. Excluding the 0.6% negative impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 7.6% from unit volume partially offset by 2.6% due to lower prices. The unit volume increase was primarily due to higher shipments of knee and trauma and extremities products.
Orthopaedics net sales increased 6.1% in the nine months 2018 as reported and 5.0% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.1%. Excluding the 0.5% negative impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 7.8% from unit volume partially offset by 2.4% due to lower prices. The unit volume increase was primarily due to higher shipments of knee and trauma and extremities products.

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

MedSurg Net Sales
MedSurg net sales increased 8.0% in the three months 2018 as reported and 8.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Excluding the 1.5% impact of acquisitions and 1.5% negative impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 9.5% from unit volume partially offset by 0.7% due to lower prices. The unit volume increase was primarily due to higher shipments of instruments, medical and endoscopy products.
MedSurg net sales increased 8.8% in the nine months 2018 as reported and 8.2% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.6%. Excluding the 1.8% impact of acquisitions and 1.6% negative impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 8.5% from unit volume partially offset by 0.5% due to lower prices. The unit volume increase was primarily due to higher shipments of medical, instruments and endoscopy products.

Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales increased 16.7% in the three months 2018 as reported and 17.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.0%. Excluding the 6.5% impact of acquisitions and 0.7% negative impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 13.5% from unit volume partially offset by 1.6% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Neurotechnology and Spine net sales increased 17.4% in the nine months 2018 as reported and 16.2% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.2%. Excluding the 5.4% impact of acquisitions and 0.7% negative impact from adoption of a new revenue recognition standard, net sales in constant currency increased by 13.0% from unit volume partially offset by 1.5% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.

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

	Three Months
					Percentage Change Excluding ASC 606 Impact
			Percentage Change				International
	2018	2017	As Reported	Excluding ASC 606 Impact	Constant Currency	United States	Excluding ASC 606 Impact	Constant Currency
Orthopaedics:
Knees	$395	$369	7.0%	7.7%	8.7%	8.4%	5.7%	9.6%
Hips	316	313	1.0	1.2	2.5	2.4	(0.6)	2.8
Trauma and Extremities	376	367	2.5	3.2	4.0	3.2	3.1	5.5
Other	84	83	1.2	1.6	2.7	(0.9)	13.1	19.3
	$1,171	$1,132	3.4%	4.0%	5.0%	4.4%	3.0%	6.3%
MedSurg:
Instruments	$442	$404	9.4%	10.7%	11.6%	13.7%	0.3%	4.3%
Endoscopy	443	404	9.7	10.8	11.9	11.0	10.4	15.2
Medical	492	464	6.0	7.5	8.5	12.4	(8.1)	(4.2)
Sustainability	66	64	3.1	7.0	7.0	7.0	10.9	15.0
	$1,443	$1,336	8.0%	9.5%	10.4%	12.0%	0.2%	4.5%
Neurotechnology and Spine:
Neurotechnology	$435	$353	23.2%	23.8%	24.8%	28.7%	15.4%	18.2%
Spine	193	185	4.3	5.2	5.9	2.4	13.4	16.5
	$628	$538	16.7%	17.4%	18.3%	18.6%	14.9%	17.8%
Total	$3,242	$3,006	7.9%	8.8%	9.8%	10.4%	4.6%	8.1%

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

	Nine Months
					Percentage Change Excluding ASC 606 Impact
			Percentage Change				International
	2018	2017	As Reported	Excluding ASC 606 Impact	Constant Currency	United States	Excluding ASC 606 Impact	Constant Currency
Orthopaedics:
Knees	$1,236	$1,149	7.6%	8.0%	7.1%	7.3%	9.8%	6.6%
Hips	983	955	2.9	3.3	2.2	1.9	5.5	2.6
Trauma and Extremities	1,152	1,070	7.7	8.5	6.9	6.3	12.5	8.0
Other	244	234	4.3	4.2	3.9	3.9	5.4	4.2
	$3,615	$3,408	6.1%	6.6%	5.4%	5.3%	9.2%	5.7%
MedSurg:
Instruments	$1,292	$1,190	8.6%	10.2%	9.5%	10.8%	8.0%	5.0%
Endoscopy	1,335	1,183	12.8	14.2	13.6	14.8	11.8	9.5
Medical	1,508	1,413	6.7	8.3	7.7	7.4	11.5	8.7
Sustainability	190	191	(0.5)	2.5	2.5	2.4	17.3	15.7
	$4,325	$3,977	8.8%	10.4%	9.8%	10.3%	10.5%	7.8%
Neurotechnology and Spine:
Neurotechnology	$1,282	$1,036	23.7%	24.5%	23.0%	25.3%	23.1%	19.1%
Spine	583	552	5.6	6.1	5.2	1.1	22.1	18.2
	$1,865	$1,588	17.4%	18.1%	16.8%	15.8%	22.9%	18.9%
Total	$9,805	$8,973	9.3%	10.3%	9.4%	9.4%	12.5%	9.1%

Consolidated Net Sales (Excluding ASC 606 Impact)
Consolidated net sales increased 8.8% in the three months 2018 and 9.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.0%. Excluding the 1.9% impact of acquisitions net sales in constant currency increased by 9.5% from unit volume partially offset by 1.6% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, instruments, knee, medical and endoscopy products.
Consolidated net sales increased 10.3% in the nine months 2018 and 9.4% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.9%. Excluding the 1.8% impact of acquisitions net sales in constant currency increased by 9.0% from unit volume partially offset by 1.4% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, medical, instruments, knee, endoscopy and trauma and extremities products.
Orthopaedics Net Sales (Excluding ASC 606 Impact)
Orthopaedics net sales increased 4.0% in the three months 2018 and 5.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.0%. Net sales in constant currency increased by 7.6% from unit volume partially offset by 2.6% due to lower prices. The unit volume increase was primarily due to higher shipments of knee and trauma and extremities products.
Orthopaedics net sales increased 6.6% in the nine months 2018 and 5.4% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.2%. Net sales in constant currency increased by 7.8% from unit volume partially offset by 2.4% due to lower prices. The unit volume increase was primarily due to higher shipments of knee and trauma and extremities products.
MedSurg Net Sales (Excluding ASC 606 Impact)
MedSurg net sales increased 9.5% in the three months 2018 and 10.4% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.9%. Excluding the 1.6% impact of acquisitions net sales in constant currency increased by 9.5% from unit volume partially offset by 0.7% due to lower prices. The unit volume increase was primarily due to higher shipments of instruments, medical and endoscopy products.
MedSurg net sales increased 10.4% in the nine months 2018 and 9.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.6%. Excluding the 1.8% impact of acquisitions net sales in constant currency increased by 8.5% from unit volume partially offset by 0.5% due to lower prices. The unit volume increase was primarily due to higher shipments of medical, instruments and endoscopy products.
Neurotechnology and Spine Net Sales (Excluding ASC 606 Impact)
Neurotechnology and Spine net sales increased 17.4% in the three months 2018 and 18.3% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.9%. Excluding the 6.4% impact of acquisitions net sales in constant currency increased by 13.5% from unit volume partially offset by 1.6% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Neurotechnology and Spine net sales increased 18.1% in the nine months 2018 and 16.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.3%. Excluding the 5.3% impact of acquisitions net sales in constant currency increased by 13.0% from unit volume partially offset by 1.5% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Gross Profit
Gross profit as a percentage of sales in the three months 2018 increased to 66.5% from 66.0% in 2017. Excluding the impact of the items noted below, gross profit increased to 66.3% of sales in the three months 2018 from 66.1% in 2017 primarily due to the impact of adopting ASC 606, partially offset by lower inventory step-up related to recent acquisitions.
Gross profit as a percentage of sales in the nine months 2018 decreased to 66.1% from 66.2% in 2017. Excluding the impact of the items noted below, gross profit decreased to 66.2% of sales in the nine months 2018 from 66.3% in 2017 primarily due to lower selling prices, partially offset by the impact of adopting ASC 606.

			Percent Net Sales
Three Months	2018	2017	2018	2017
Reported	$2,155	$1,984	66.5%	66.0%
Inventory stepped-up to fair value	(11)	2	(0.3)	0.1
Restructuring-related and other charges	4	1	0.1	—
Adjusted	$2,148	$1,987	66.3%	66.1%

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

			Percent Net Sales
Nine Months	2018	2017	2018	2017
Reported	$6,482	$5,939	66.1%	66.2%
Inventory stepped-up to fair value	—	2	—	—
Restructuring-related and other charges	9	12	0.1	0.1
European Medical Devices Regulation	1	—	—	—
Adjusted	$6,492	$5,953	66.2%	66.3%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $23 or 11.6% to 6.8% of sales in the three months 2018 from 6.6% in 2017. In the nine months 2018 these expenses increased $59 or 10.1% to 6.5% of sales, which was flat relative to 2017. Projects to develop new products, investments in new technologies and recent acquisitions contributed to the increased spending levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $139 or 12.6% in the three months 2018 and increased as a percentage of sales to 38.3% from 36.7% in 2017. Excluding the impact of the items noted below, expenses decreased to 34.6% of sales in 2018 from 35.2% in 2017, primarily due to leverage from higher sales volumes, the favorable impact from the adoption of ASC 606 and continued focus on our operating expense improvement initiatives, partially offset by the leverage from recent acquisitions.
Selling, general and administrative expenses increased $333 or 10.0% in the nine months 2018 and increased as a percentage of sales to 37.4% from 37.2% in 2017. Excluding the impact of the items noted below, expenses decreased to 34.5% of sales in 2018 from 35.3% in 2017, primarily due to leverage from higher sales volumes, the favorable impact from the adoption of ASC 606 and continued focus on our operating expense improvement initiatives, partially offset by the leverage from recent acquisitions.

			Percent Net Sales
Three Months	2018	2017	2018	2017
Reported	$1,242	$1,103	38.3%	36.7%
Other acquisition and integration-related	(19)	(9)	(0.6)	(0.3)
Restructuring-related and other charges	(35)	(35)	(1.1)	(1.2)
Regulatory and legal matters	(66)	—	(2.0)	—
Adjusted	$1,122	$1,059	34.6%	35.2%

			Percent Net Sales
Nine Months	2018	2017	2018	2017
Reported	$3,668	$3,335	37.4%	37.2%
Other acquisition and integration-related	(49)	(27)	(0.5)	(0.3)
Restructuring-related and other charges	(115)	(107)	(1.2)	(1.2)
Regulatory and legal matters	(121)	(30)	(1.2)	(0.4)
Adjusted	$3,383	$3,171	34.5%	35.3%
Recall Charges
Recall charges were $4 and $66 in the three months and were $10 and $164 in the nine months 2018 and 2017. The decrease in charges were primarily due to the absence of adjustments to the liability for the Rejuvenate and ABG II Modular-Neck hip stems voluntary recalls in 2018. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $112 and $92 in the three months and was $324 and $275 in the nine months 2018 and 2017. The increase in 2018 was primarily due to our recent acquisitions. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating Income increased $51 or 9.7% to 17.8% of net sales in the three months 2018 from 17.5% in 2017. Excluding the impact of the items noted below, operating income increased to 24.9% of sales in 2018 from 24.3% in 2017 primarily due to the benefit from higher sales volumes and a 20 basis point favorable impact from the adoption of ASC 606, partially offset by lower selling prices.
Operating Income increased $256 or 16.2% to 18.8% of net sales in the nine months 2018 from 17.6% in 2017. Excluding the impact of the items noted below, operating income increased to 25.2% of sales in 2018 from 24.5% in 2017 primarily due to the benefit from higher sales volumes and a 20 basis point favorable impact from the adoption of ASC 606, partially offset by lower selling prices.

			Percent Net Sales
Three Months	2018	2017	2018	2017
Reported	$576	$525	17.8%	17.5%
Inventory stepped-up to fair value	(11)	2	(0.3)	0.1
Other acquisition and integration-related	19	9	0.6	0.3
Amortization of purchased intangible assets	112	92	3.4	3.0
Restructuring-related and other charges	39	36	1.2	1.2
European Medical Devices Regulation	2	—	0.1	—
Rejuvenate and other recall-related matters	4	66	0.1	2.2
Regulatory and legal matters	66	—	2.0	—
Adjusted	$807	$730	24.9%	24.3%

			Percent Net Sales
Nine Months	2018	2017	2018	2017
Reported	$1,839	$1,583	18.8%	17.6%
Inventory stepped-up to fair value	—	2	—	—
Other acquisition and integration-related	49	27	0.5	0.3
Amortization of purchased intangible assets	324	275	3.3	3.1
Restructuring-related and other charges	124	119	1.3	1.3
European Medical Devices Regulation	5	—	—	—
Rejuvenate and other recall-related matters	10	164	0.1	1.8
Regulatory and legal matters	121	30	1.2	0.4
Adjusted	$2,472	$2,200	25.2%	24.5%
Other Income (Expense), Net
Other income (expense), net was ($42) and ($54) in the three months and was ($140) and ($169) in the nine months 2018 and 2017. The decrease in 2018 was primarily due to an increase in interest income due to higher interest rates partially offset by higher interest expense due to higher interest rates and slightly higher debt outstanding.
Income Taxes
The effective tax rates were (10.5)% and 7.9% in the three months 2018 and 2017. The decrease in the effective tax rate in the 2018 was primarily due to adjustments related to the Tax Cuts and Jobs Act (the Act) of 2017.
The effective tax rates were 12.6% and 10.3% in the nine months 2018 and 2017. The increase in the effective tax rate in 2018 was due to adjustments related to the Act and restructuring-related activities to integrate recent acquisitions.
Net Earnings
Net earnings increased to $590 or $1.55 per diluted share in the three months 2018 from $434 or $1.14 per diluted share in 2017. Adjusted net earnings per diluted share(1) increased 11.2% to $1.69 in 2018 from $1.52 in 2017. The impact of foreign currency exchange rates on net earnings per diluted share was neutral in 2018 and reduced net earnings per diluted share by approximately $0.01 in 2017.

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

Net earnings increased to $1,485 or $3.90 per diluted share in the nine months 2018 from $1,269 or $3.34 per diluted share in 2017. Adjusted net earnings per diluted share(1) increased 13.2% to $5.13 in 2018 from $4.53 in 2017. The impact of foreign currency exchange rates increased net earnings per diluted share by approximately $0.06 in 2018 and reduced net earnings per diluted share by approximately $0.07 in 2017.

			Percent Net Sales
Three Months	2018	2017	2018	2017
Reported	$590	$434	18.2%	14.4%
Inventory stepped-up to fair value	(11)	2	(0.3)	0.1
Other acquisition and integration-related	17	6	0.5	0.2
Amortization of purchased intangible assets	92	66	2.8	2.2
Restructuring-related and other charges	31	27	0.9	0.9
European Medical Devices Regulation	2	—	0.1	—
Rejuvenate and other recall-related matters	2	48	0.1	1.6
Regulatory and legal matters	50	(5)	1.5	(0.2)
Tax matters	(130)	—	(4.0)	—
Adjusted	$643	$578	19.8%	19.2%

			Percent Net Sales
Nine Months	2018	2017	2018	2017
Reported	$1,485	$1,269	15.1%	14.1%
Inventory stepped-up to fair value	(4)	2	—	—
Other acquisition and integration-related	41	20	0.4	0.2
Amortization of purchased intangible assets	263	190	2.7	2.1
Restructuring-related and other charges	98	95	1.0	1.1
European Medical Devices Regulation	4	—	0.1	—
Rejuvenate and other recall-related matters	7	123	0.1	1.4
Regulatory and legal matters	92	20	0.9	0.3
Tax matters	(35)	—	(0.4)	—
Adjusted	$1,951	$1,719	19.9%	19.2%
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

5.	Rejuvenate and other recall-related matters. Our best estimate of the minimum end of the range of probable loss to resolve the Rejuvenate recall and other recall-related matters.

6.	Regulatory and legal matters. Our best estimate of the minimum of the range of probable loss to resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.

7.	Tax matters. Charges represent the impact of accounting for certain significant and discrete tax items, including adjustments related to the Act.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2018	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,155	$1,242	$112	$576	$590	(10.5)%	$1.55
Reported percent net sales	66.5%	38.3%	3.5%	17.8%	18.2%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	(11)	—	—	(11)	(11)	0.3	(0.03)
Other acquisition and integration-related	—	(19)	—	19	17	—	0.05
Amortization of purchased intangible assets	—	—	(112)	112	92	0.5	0.24
Restructuring-related and other charges	4	(35)	—	39	31	0.4	0.08
European Medical Devices Regulation	—	—	—	2	2	—	—
Rejuvenate and other recall-related matters	—	—	—	4	2	0.1	0.01
Regulatory and legal matters	—	(66)	—	66	50	1.0	0.13
Tax matters	—	—	—	—	(130)	24.3	(0.34)
Adjusted	$2,148	$1,122	$—	$807	$643	16.1%	$1.69
Adjusted percent net sales	66.3%	34.6%	—%	24.9%	19.8%

Three Months 2017	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$1,984	$1,103	$92	$525	$434	7.9%	$1.14
Reported percent net sales	66.0%	36.7%	3.1%	17.5%	14.4%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	2	—	—	2	2	—	0.01
Other acquisition and integration-related	—	(9)	—	9	6	0.2	0.01
Amortization of purchased intangible assets	—	—	(92)	92	66	2.7	0.18
Restructuring-related and other charges	1	(35)	—	36	27	0.7	0.07
Rejuvenate and other recall-related matters	—	—	—	66	48	1.9	0.13
Regulatory and legal matters	—	—	—	—	(5)	1.2	(0.02)
Tax matters	—	—	—	—	—	—	—
Adjusted	$1,987	$1,059	$—	$730	$578	14.6%	$1.52
Adjusted percent net sales	66.1%	35.2%	—%	24.3%	19.2%

Nine Months 2018	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$6,482	$3,668	$324	$1,839	$1,485	12.6%	$3.90
Reported percent net sales	66.1%	37.4%	3.3%	18.8%	15.1%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	—	—	—	—	(4)	0.2	(0.01)
Other acquisition and integration-related	—	(49)	—	49	41	—	0.11
Amortization of purchased intangible assets	—	—	(324)	324	263	0.5	0.69
Restructuring-related and other charges	9	(115)	—	124	98	0.3	0.26
European Medical Devices Regulation	1	—	—	5	4	—	0.01
Rejuvenate and other recall-related matters	—	—	—	10	7	—	0.02
Regulatory and legal matters	—	(121)	—	121	92	0.6	0.24
Tax matters	—	—	—	—	(35)	2.1	(0.09)
Adjusted	$6,492	$3,383	$—	$2,472	$1,951	16.3%	$5.13
Adjusted percent net sales	66.2%	34.5%	—%	25.2%	19.9%

Nine Months 2017	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$5,939	$3,335	$275	$1,583	$1,269	10.3%	$3.34
Reported percent net sales	66.2%	37.2%	3.1%	17.6%	14.1%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	2	—	—	2	2	—	0.01
Other acquisition and integration-related	—	(27)	—	27	20	0.2	0.05
Amortization of purchased intangible assets	—	—	(275)	275	190	3.0	0.50
Restructuring-related and other charges	12	(107)	—	119	95	0.4	0.25
Rejuvenate and other recall-related matters	—	—	—	164	123	1.1	0.33
Regulatory and legal matters	—	(30)	—	30	20	0.4	0.05
Adjusted	$5,953	$3,171	$—	$2,200	$1,719	15.4%	$4.53
Adjusted percent net sales	66.3%	35.3%	—%	24.5%	19.2%

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

FINANCIAL CONDITION AND LIQUIDITY

Nine Months	2018	2017
Net cash provided by operating activities	$1,564	$880
Net cash used in investing activities	(1,229)	(1,153)
Net cash used in financing activities	(951)	(522)
Effect of exchange rate changes on cash and cash equivalents	(8)	71
Change in cash and cash equivalents	$(624)	$(724)
Operating Activities
Cash provided by operating activities was $1,564 and $880 in the nine months 2018 and 2017. The increase was primarily driven by lower Rejuvenate and ABG II recall-related payments, higher net earnings, higher cash receipts related to contracts with customers for unsatisfied performance obligations (partially attributable to ASC 606) and cash receipts from an interest rate hedge settlement partially offset by payments related to the Tax Cuts and Jobs Act of 2017.
Investing Activities
Cash used in investing activities was $1,229 and $1,153 in the nine months 2018 and 2017. The increase in cash used was primarily due to increased payments for acquisitions, primarily the $697 acquisition of Entellus in 2018.
Financing Activities
Cash used in financing activities was $951 and $522 in the nine months 2018 and 2017. The increase in cash used was primarily driven by $313 of higher payments on net borrowings, primarily the refinancing of the $600 senior unsecured notes, $70 higher repurchases of common stock and $51 increase in dividends paid.

Nine Months	2018	2017
Total dividends paid to common shareholders	$528	$477
Total amount paid to repurchase common stock	$300	$230
Shares of repurchased common stock (in millions)	1.9	1.9
Liquidity
Cash, cash equivalents and marketable securities were $2,210 and $2,793 on September 30, 2018 and December 31, 2017. Current assets exceeded current liabilities by $3,765 and $4,508 on September 30, 2018 and December 31, 2017. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines. We raised funds in the capital markets in 2018 and may continue to do so from time to time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 30% on September 30, 2018 compared to 62% on December 31, 2017. We intend to use this cash to expand operations organically and through acquisitions.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) at September 30, 2018. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of September 30, 2018.
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
We issued 299 shares of our common stock in the three months 2018 as performance incentive awards to employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the three months 2018 we did not repurchase any shares of our common stock. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,340 as of September 30, 2018.

ITEM 6.	EXHIBITS

2(i)
Agreement and Plan of Merger, dated as of August 29, 2018, by and among Stryker Corporation, Austin Merger Sub Corp. and K2M Group Holdings, Inc. - Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated August 30, 2018 (Commission File No. 000-09165)

3(i)†	Restated Articles of Incorporation of Stryker Corporation, dated July 31, 2018
10(i)
Letter Agreement between Stryker Corporation and David Floyd, dated July 6, 2018 - Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 6, 2018 (Commission File No. 000-09165)

31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
† Filed with this Form 10-Q
* Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION	2018 Third Quarter Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	October 26, 2018	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chairman and Chief Executive Officer

Date:	October 26, 2018	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

19