Form 10-K
period 2018-12-31
STRYKER CORP
filed 2019-02-07
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-09165

STRYKER CORPORATION
(Exact name of registrant as specified in its charter)

Michigan		38-1239739
(State of incorporation)		(I.R.S. Employer Identification No.)

2825 Airview Boulevard Kalamazoo, Michigan		49002
(Address of principal executive offices)		(Zip Code)

(269) 385-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
Common Stock, $.10 par value		New York Stock Exchange
Floating Rate Notes due 2020		New York Stock Exchange
1.125% Notes due 2023		New York Stock Exchange
2.125% Notes due 2027		New York Stock Exchange
2.625% Notes due 2030		New York Stock Exchange
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

Large accelerated filer	[X]	Accelerated filer	[ ]	Emerging growth company	[ ]
Non-accelerated filer	[ ]	Small reporting company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES [ ]    NO [X]
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $58,918,371,156 at June 30, 2018. There were 372,664,636 shares outstanding of the registrant’s common stock, $.10 par value, on January 31, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2019 Annual Meeting of Shareholders (the 2019 proxy statement) are incorporated by reference into Part III.

STRYKER CORPORATION 2018 FORM 10-K

STRYKER CORPORATION 2018 FORM 10-K

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
Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a prominent orthopaedic surgeon and the inventor of several medical products. Our products are sold in over 80 countries through company-owned subsidiaries and branches, as well as third-party dealers and distributors, and include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; neurosurgical, neurovascular and spinal devices; as well as other products used in a variety of medical specialties. In the United States most of our products are marketed directly to doctors, hospitals and other healthcare facilities.
As used herein, and except where the context otherwise requires, "Stryker," "we," "us," and "our" refer to Stryker Corporation and its consolidated subsidiaries.
Business Segments and Geographic Information
We segregate our operations into three reportable business segments: Orthopaedics, MedSurg and Neurotechnology and Spine. Financial information regarding our reportable business segments and certain geographic information is included under "Consolidated Results of Operations" in Item 7 of this report and Note 14 to our Consolidated Financial Statements.

Net Sales by Reportable Segment
	2018		2017		2016
Orthopaedics	$4,991	37%	$4,713	38%	$4,422	39%
MedSurg	6,045	44	5,557	45	4,894	43
Neurotechnology and Spine	2,565	19	2,174	17	2,009	18
Total	$13,601	100%	$12,444	100%	$11,325	100%
Orthopaedics
Orthopaedics products consist primarily of implants used in hip and knee joint replacements and trauma and extremities surgeries. We bring patients and physicians advanced implant designs and specialized instrumentation that make orthopaedic surgery and recovery simpler, faster and more effective. We support surgeons with the technology and services they need as they develop new surgical techniques. The Mako Robotic-Arm Assisted Surgical System was designed to help surgeons provide patients with a personalized surgical experience based on their specific diagnosis and anatomy. The Mako System currently offers three applications supporting Partial Knee, Total Hip and Total Knee procedures.
Stryker is one of four leading global competitors for joint replacement and trauma and extremities products; the other three being Zimmer Biomet Holdings, Inc. (Zimmer), DePuy Synthes (a Johnson & Johnson company) and Smith & Nephew plc (Smith & Nephew).

Composition of Orthopaedics Net Sales
	2018		2017		2016
Knees	$1,701	34%	$1,595	34%	$1,490	34%
Hips	1,336	27	1,303	28	1,283	29
Trauma and Extremities	1,580	32	1,478	31	1,364	31
Other	374	7	337	7	285	6
Total	$4,991	100%	$4,713	100%	$4,422	100%
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

Composition of MedSurg Net Sales
	2018		2017		2016
Instruments	$1,822	30%	$1,678	30%	$1,553	32%
Endoscopy	1,846	31	1,652	30	1,470	30
Medical	2,118	35	1,969	35	1,633	33
Sustainability	259	4	258	5	238	5
Total	$6,045	100%	$5,557	100%	$4,894	100%
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

STRYKER CORPORATION 2018 FORM 10-K

Stryker is one of five leading global competitors in Neurotechnology; the other four being Medtronic, Johnson & Johnson, Terumo Corporation and Penumbra, Inc. Stryker is one of five leading global competitors in Spine; the other four being Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic), DePuy Synthes, Nuvasive, Inc. and Globus Medical, Inc.

Composition of Neurotechnology and Spine Net Sales
	2018		2017		2016
Neurotechnology	$1,737	68%	$1,423	65%	$1,255	62%
Spine	828	32	751	35	754	38
Total	$2,565	100%	$2,174	100%	$2,009	100%
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
Patents and Trademarks
Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of such products restricts competitors from duplicating these unique designs and features. We seek to obtain patent protection on our products whenever appropriate for protecting our competitive advantage. On December 31, 2018 we owned approximately 3,068 United States patents and approximately 4,716 international patents.
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
In the United States the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and its subsequent amendments and the regulations issued and proposed thereunder provide for regulation by the FDA of the design, manufacture and marketing of medical devices, including most of our products. Many of our new products fall into FDA classifications that require notification submitted as a 510(k) and review by the FDA before we begin marketing them. Certain of our products require extensive clinical testing, consisting of safety and efficacy studies, followed by pre-market approval (PMA) applications for specific surgical indications. Certain of our products also fall under the FDA's drug classification, as well as other FDA classifications.
The FDA's Quality System regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities by the FDA. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacture and marketing of our products.
The member states of the European Union (EU) adopted the European Medical Device Directives, which form a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to meet certain quality system requirements and obtain CE marking for their products. We have authorization to apply the CE marking to substantially all of our products. In addition, the EU enacted the EU Medical Device Regulation (EU MDR) in May 2017 with an effective date of May 2020, which imposes stricter requirements for the marketing and sale of medical devices, including in the areas of clinical evaluation requirements, quality systems, labeling and post-market surveillance. Finally, we are required to comply with the unique regulatory requirements of each of the countries in Europe and other countries, including China, in which we market our products.
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
Environment
We are subject to various rules and regulation in the United States and internationally related to the protection of human health and the environment. Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We believe our policies, practices and procedures are properly designed to comply, in all material respects, with applicable environmental laws and regulations. We do not expect compliance with these requirements to have a material effect on purchases of property, plant and equipment, cash flows, net earnings or competitive position.
Employees
On December 31, 2018 we had approximately 36,000 employees globally.

Dollar amounts in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION 2018 FORM 10-K

Executive Officers

As of January 31, 2019
Name	Age	Title	First Became an Executive Officer
Kevin A. Lobo	53	Chairman and Chief Executive Officer	2011
Yin C. Becker	55	Vice President, Communications, Public Affairs and Corporate Marketing	2016
William E. Berry Jr.	53	Vice President, Corporate Controller and Principal Accounting Officer	2014
Glenn S. Boehnlein	57	Vice President, Chief Financial Officer	2016
M. Kathryn Fink	49	Vice President, Chief Human Resources Officer	2016
Michael D. Hutchinson	48	Vice President, Chief Legal Officer	2014
Viju Menon	51	Group President, Global Quality and Operations	2018
Katherine A. Owen	48	Vice President, Strategy and Investor Relations	2007
Bijoy S.N. Sagar	50	Vice President, Chief Digital Technology Officer	2014
Timothy J. Scannell	54	President and Chief Operating Officer	2008
Each of our executive officers was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 2019 or until a successor is chosen and qualified or until his or her resignation or removal. Each of our executive officers held the position above or served Stryker in various executive or administrative capacities for at least five years, except for Mr. Menon and Mr. Sagar. Prior to joining Stryker in April 2018, Mr. Menon held various senior supply chain leadership roles with Verizon Communications Inc. for the previous eight years, most recently as the Chief Supply Chain Officer. Prior to joining Stryker in May 2014, Mr. Sagar served as the Chief Information Officer for Merck Millipore, and before that as Global Head of Information Systems and a member of the divisional board for the chemicals division of Merck KGaA.
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
LEGAL AND REGULATORY RISKS
Current economic and political conditions make tax rules in jurisdictions subject to significant change: Our future results of operations could be affected by changes in the effective tax rate as a result of changes in tax laws, regulations and judicial rulings. In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law in the United States. We are continuing to evaluate the impact of tax reform as new guidance and regulations are published. In addition, further changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Cooperation and Development (OECD). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes.
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
We are subject to extensive governmental regulation relating to the manufacturing, labeling and marketing of our products: The manufacturing, labeling and marketing of our products are subject to extensive and evolving regulations and rigorous regulatory enforcement by the FDA, European Union (EU), the Safe Food and Drug Administration (SFDA) in China, and other governmental authorities in the United States and internationally. The process of obtaining regulatory approvals to market a medical device can be costly and time consuming and approvals might not

Dollar amounts in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION 2018 FORM 10-K

be granted timely. We have ongoing responsibilities under the laws and regulations applicable to the manufacturing of products within our facilities and those contracted by third parties that are subject to periodic inspections by the FDA and other governmental authorities to determine compliance with the quality system, medical device reporting regulations and other requirements. Costs to comply with regulations, including the EU Medical Device Regulation enacted by the EU in May 2017 and effective in May 2020, and the regulatory laws established by the SFDA in China, and costs associated with remediation can be significant. If we fail to comply with applicable regulatory requirements, we may be subject to a range of sanctions, including substantial fines, warning letters that require corrective action, product seizures, recalls, the suspension of product manufacturing, revocation of approvals, exclusion from future participation in government healthcare programs, substantial fines and criminal prosecution.
We are subject to federal, state and foreign healthcare regulations, including anti-bribery and anti-corruption laws, and could face substantial penalties if we fail to comply with such regulations and laws: The relationships that we and our distributors and others that market our products have with healthcare professionals, such as physicians and hospitals, are subject to scrutiny under various state and federal laws often referred to collectively as healthcare fraud and abuse laws. In addition, the United States and foreign government regulators have increased the enforcement of the Foreign Corrupt Practices Act and other anti-bribery laws. We also must comply with a variety of other laws that protect the privacy of individually identifiable healthcare information and impose extensive tracking and reporting related to all transfers of value provided to certain healthcare professionals. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to monitor compliance or to alter our practices. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment of current or former employees and exclusion from participation in governmental healthcare programs.
We are subject to data privacy and protection regulations and laws globally, and could face substantial penalties if we fail to comply with such regulations and laws: We are subject to a variety of laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. For example, Europe’s General Data Protection Regulation (GDPR), which became effective in May 2018, applies to all of our activities related to products and services that we offer to EU customers and employees. The GDPR established new requirements regarding the handling of personal data and includes significant penalties for non-compliance (including possible fines of up to 4% of total company revenue). Other governmental authorities around the world are considering similar types of legislative and regulatory proposals concerning data protection, which could impose significant limitations and increase our cost of providing our products and services where we process end user personal data. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to monitor compliance or to alter our practices.
We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements: We are exposed to potential product liability risks inherent in the design, manufacture and marketing of medical devices, many of which are implanted in the human body for long periods of time or indefinitely. We are currently defendants in a number of product liability matters, including those relating to our Rejuvenate and ABGII Modular-Neck hip stems and LFIT Anatomic CoCr V40 Femoral Heads discussed in Note 7 to our Consolidated Financial Statements. These matters are subject to many uncertainties and outcomes are not predictable. In addition, we may incur significant legal expenses regardless of whether we are found to be liable. We are self-insured for product liability-related claims and expenses.
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
MARKET RISKS
We have exposure to exchange rate fluctuations on cross border transactions and translation of local currency results into United States Dollars: We report our financial results in United States Dollars and approximately 30% of our net sales are denominated in foreign currencies, including the Australian Dollar, British Pound, Euro and Japanese Yen. Cross border transactions with external parties and intercompany relationships result in increased exposure to foreign currency exchange effects. While we use derivative instruments to manage the impact of currency exchange, our hedging strategies may not be successful, and our unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or strengthening of the United States Dollar results in favorable or unfavorable translation effects when the results of our foreign locations are translated into United States Dollars.
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

STRYKER CORPORATION 2018 FORM 10-K

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
We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers: We rely extensively on information technology (IT) systems to conduct business. In addition, we rely on networks and services, including internet sites, cloud and SaaS solutions, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and product offerings, as well as the confidentiality, availability and integrity of our data. A security breach, whether of our products, of our customers’ network security and systems or of third-party hosting services, could impact the use of such products and the security of information stored therein. While we have made investments seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action.
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

STRYKER CORPORATION 2018 FORM 10-K

competitive work force, we may not be able to meet our strategic business objectives.
Interruption of manufacturing operations could adversely affect our business: We and our suppliers have manufacturing sites all over the world; however, the manufacturing of certain of our product lines is concentrated in one or more plants or geographic regions. Orthopaedics has principal manufacturing and distribution facilities in the United States in New Jersey, Pennsylvania and Florida and outside the United States in China, Ireland, Netherlands, Switzerland, Germany and the United Kingdom. MedSurg has principal manufacturing and distribution facilities in the United States in Michigan, California, Illinois, Indiana, Washington, Florida and Texas and outside the United States in Ireland, Germany, Mexico, Puerto Rico, Switzerland, Turkey, France and the United Kingdom. Neurotechnology and Spine has principal manufacturing and distribution facilities in Illinois, Indiana, Utah, Pennsylvania and California and outside the United States in China, Ireland, France, Switzerland and Netherlands. Damage to these facilities as a result of natural disasters or otherwise, as well as issues in our manufacturing arising from a failure to follow specific internal protocols and procedures, compliance concerns relating to the quality systems regulation, equipment breakdown or malfunction or other factors, could adversely affect the availability of our products. In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing affected products to meet customer demand. In the event of a significant interruption, we may experience lengthy delays in resuming production of affected products due to the need for regulatory approvals. We may experience loss of market share, additional expense and harm to our reputation.
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
We have approximately 23 company-owned and 273 leased locations worldwide including 43 manufacturing locations. We believe that our properties are in good operating condition and adequate for the manufacture and distribution of our products. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.	LEGAL PROCEEDINGS.
We are involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and the matters described in more detail in Note 7 to our Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol SYK.
Our Board of Directors considers payment of cash dividends at its quarterly meetings. On January 31, 2019 there were 2,729 shareholders of record of our common stock.
We did not repurchase any shares in the three months ended December 31, 2018 and the total dollar value of shares that could be acquired under our authorized repurchase program at December 31, 2018 was $1,340.
We issued 150 shares of our common stock in the fourth quarter of 2018 as performance incentive awards. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
The following graph compares our total returns (including reinvestments of dividends) against the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Index. The graph assumes $100 (not in millions) invested on December 31, 2013 in our common stock and each of the indices.

Company / Index	2013	2014	2015	2016	2017	2018
Stryker Corporation	$100.00	$127.41	$127.44	$166.51	$217.86	$223.13
S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
S&P 500 Health Care Index	$100.00	$125.34	$133.97	$130.37	$159.15	$169.44

Dollar amounts in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION 2018 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Earnings Data	2018	2017	2016	2015	2014
Net sales	$13,601	$12,444	$11,325	$9,946	$9,675
Cost of sales	4,663	4,264	3,821	3,333	3,310
Gross profit	$8,938	$8,180	$7,504	$6,613	$6,365
Research, development and engineering expenses	862	787	715	625	614
Selling, general and administrative expenses	5,099	4,552	4,137	3,610	3,547
Recall charges, net of insurance proceeds	23	173	158	296	761
Amortization of intangible assets	417	371	319	210	188
Total operating expenses	$6,401	$5,883	$5,329	$4,741	$5,110
Operating income	$2,537	$2,297	$2,175	$1,872	$1,255
Other income (expense), net	(181)	(234)	(254)	(137)	(95)
Earnings before income taxes	$2,356	$2,063	$1,921	$1,735	$1,160
Income taxes	(1,197)	1,043	274	296	645
Net earnings	$3,553	$1,020	$1,647	$1,439	$515

Net earnings per share of common stock:
Basic net earnings per share of common stock	$9.50	$2.73	$4.40	$3.82	$1.36
Diluted net earnings per share of common stock	$9.34	$2.68	$4.35	$3.78	$1.34

Dividends declared per share of common stock	$1.93	$1.745	$1.565	$1.415	$1.26

Balance Sheet Data
Cash, cash equivalents and current marketable securities	$3,699	$2,793	$3,384	$4,079	$5,000
Accounts receivable, less allowance	2,332	2,198	1,967	1,662	1,572
Inventories	2,955	2,465	2,030	1,639	1,588
Property, plant and equipment, net	2,291	1,975	1,569	1,199	1,098
Total assets	27,229	22,197	20,435	16,223	17,258
Accounts payable	646	487	437	410	329
Total debt	9,859	7,222	6,914	3,998	3,952
Shareholders’ equity	$11,730	$9,980	$9,550	$8,511	$8,595

Cash Flow Data
Net cash provided by operating activities	$2,610	$1,559	$1,915	$981	$1,858
Purchases of property, plant and equipment	572	589	490	270	233
Depreciation	306	271	227	187	190
Acquisitions, net of cash acquired	2,451	831	4,332	153	916
Amortization of intangible assets	417	371	319	210	188
Dividends paid	703	636	568	521	462
Repurchase of common stock	$300	$230	$13	$700	$100

Other Data
Number of shareholders of record	2,732	2,850	3,010	3,118	3,305
Approximate number of employees	36,000	33,000	33,000	27,000	26,000

Dollar amounts in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION 2018 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview of 2018
Our goal is to achieve sales growth at the high-end of the medical technology (MedTech) industry and maintain our capital allocation strategy that prioritizes: (1) Acquisitions, (2) Dividends and (3) Share repurchases.
In 2018 we achieved reported net sales growth of 9.3%. Excluding the impact of acquisitions and the adoption of Accounting Standards Update 2014-9, Revenue From Contracts with Customers, as well as related amendments, sales grew 7.9% in constant currency. We reported net earnings of $3,553 and net earnings per diluted share of $9.34. Excluding the impact of certain items, we achieved adjusted net earnings of $2,779 and growth of 12.6% in adjusted net earnings per diluted share(1).
We continued our capital allocation strategy by investing $2,451 in acquisitions, paying $703 in dividends to our shareholders and using $300 for share repurchases.
In November 2018 we completed the acquisition of K2M Group Holdings, Inc. (K2M) for $27.50 per share, or an aggregate purchase price of approximately $1,380. K2M is a global leader of complex spine and minimally invasive solutions focused on achieving three-dimensional Total Body Balance. K2M is part of our Spine business within Neurotechnology and Spine.
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
In March 2018 we issued $600 of senior unsecured notes with a coupon of 3.650% due on March 7, 2028. In April 2018 we repaid $600 of our senior unsecured notes with a coupon of 1.300%. In November 2018 we issued: €300 of senior unsecured notes with a floating interest rate (Three Month EURIBOR plus 28 bps) due on November 30, 2020, €550 of senior unsecured notes with a fixed interest rate of 1.125% due on November 30, 2023, €750 of senior unsecured notes with a fixed interest rate of 2.125% due on November 30, 2027, and €650 of senior unsecured notes with a fixed interest rate of 2.625% due on November 30, 2030. Refer to Note 10 to our Consolidated Financial Statements for further information.
In December 2018 the transfer of certain intellectual properties between tax jurisdictions resulted in a $1.5 billion non-cash tax benefit and a corresponding $1.5 billion deferred tax asset. The benefit of the transaction will be realized as a reduction of cash paid for taxes over a period of nine years and a corresponding charge to tax expense, which consistent with the benefit recognized in 2018 will also be adjusted out of reported net earnings going forward in our non-GAAP financial measure.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Net Sales			Percentage Change
	2018	2017	2016	2018	2017	2016	Current Year End	Prior Year End
Net sales	$13,601	$12,444	$11,325	100.0%	100.0%	100.0%	9.3%	9.9%
Gross profit	8,938	8,180	7,504	65.7	65.7	66.3	9.3	9.0
Research, development and engineering expenses	862	787	715	6.3	6.3	6.3	9.5	10.1
Selling, general and administrative expenses	5,099	4,552	4,137	37.5	36.6	36.5	12.0	10.0
Recall charges, net of insurance proceeds	23	173	158	0.2	1.4	1.4	(86.7)	9.5
Amortization of intangible assets	417	371	319	3.1	3.0	2.8	12.4	16.3
Other income (expense), net	(181)	(234)	(254)	(1.3)	(1.9)	(2.2)	(22.6)	(7.9)
Income taxes	(1,197)	1,043	274				(214.8)	280.7
Net earnings	$3,553	$1,020	$1,647	26.1%	8.2%	14.5%	248.3%	(38.1)%

Net earnings per diluted share	$9.34	$2.68	$4.35				248.5%	(38.4)%
Adjusted net earnings per diluted share(1)	$7.31	$6.49	$5.80				12.6%	11.9%

Geographic and Segment Net Sales				Percentage Change
				Current Year End		Prior Year End
	2018	2017	2016	As Reported	Constant Currency	As Reported	Constant Currency
Geographic:
United States	$9,848	$9,059	$8,230	8.7%	8.7%	10.1%	10.1%
International	3,753	3,385	3,095	10.9	9.7	9.4	9.0
Total	$13,601	$12,444	$11,325	9.3%	9.0%	9.9%	9.8%
Segment:
Orthopaedics	$4,991	$4,713	$4,422	5.9%	5.4%	6.6%	6.5%
MedSurg	6,045	5,557	4,894	8.8	8.7	13.6	13.4
Neurotechnology and Spine	2,565	2,174	2,009	18.0	17.4	8.2	8.3
Total	$13,601	$12,444	$11,325	9.3%	9.0%	9.9%	9.8%

Dollar amounts in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION 2018 FORM 10-K

Supplemental Net Sales Growth Information
			Percentage Change							Percentage Change
					United States	International						United States	International
	2018	2017	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2017	2016	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$1,701	$1,595	6.6%	6.3%	6.4%	7.3%	5.7%	$1,595	$1,490	7.0%	6.9%	7.4%	5.9%	5.5%
Hips	1,336	1,303	2.5	2.1	2.2	3.1	2.0	1,303	1,283	1.6	1.8	2.0	0.9	1.4
Trauma and Extremities	1,580	1,478	6.9	6.2	5.4	9.7	7.4	1,478	1,364	8.3	8.2	11.0	3.8	3.5
Other	374	337	11.0	11.0	8.7	21.3	21.3	337	285	18.0	17.6	17.9	18.6	16.4
	$4,991	$4,713	5.9%	5.4%	5.2%	7.3%	5.7%	$4,713	$4,422	6.6%	6.5%	7.8%	4.0%	3.8%
MedSurg:
Instruments	$1,822	$1,678	8.6%	8.4%	9.2%	6.4%	6.0%	$1,678	$1,553	8.1%	8.0%	8.1%	7.9%	7.5%
Endoscopy	1,846	1,652	11.7	11.9	11.0	14.4	14.7	1,652	1,470	12.4	12.0	14.2	6.3	5.0
Medical	2,118	1,969	7.6	7.5	6.9	9.9	9.4	1,969	1,633	20.5	20.4	17.7	31.4	30.4
Sustainability	259	258	0.4	0.1	—	100.0	19.5	258	238	8.9	8.9	8.9	26.2	24.4
	$6,045	$5,557	8.8%	8.7%	8.4%	10.2%	10.0%	$5,557	$4,894	13.5%	13.4%	13.2%	15.1%	14.1%
Neurotechnology and Spine:
Neurotechnology	$1,737	$1,423	22.1%	21.4%	23.9%	18.9%	17.2%	$1,423	$1,255	13.4%	13.4%	11.2%	17.4%	17.3%
Spine	828	751	10.3	9.9	6.9	20.8	19.1	751	754	(0.4)	(0.4)	(0.6)	0.1	0.2
	$2,565	$2,174	18.0%	17.4%	17.3%	19.4%	17.6%	$2,174	$2,009	8.2%	8.3%	6.3%	12.4%	12.4%
Total	$13,601	$12,444	9.3%	9.0%	8.7%	10.9%	9.7%	$12,444	$11,325	9.9%	9.8%	10.1%	9.4%	9.0%

Consolidated Net Sales
Consolidated net sales in 2018 increased 9.3% as reported and 9.0% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.3%. Excluding the 1.9% impact of acquisitions and the 0.9% impact from the adoption of a new revenue recognition standard (ASC 606), net sales increased in constant currency by 9.3% from increased unit volume partially offset by 1.4% due to lower prices. The unit volume increase was primarily due to higher shipments of medical, instruments, endoscopy, neurotechnology, knees, and trauma and extremities products.
Consolidated net sales in 2017 increased 9.9% as reported and 9.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.1%. Excluding the 2.7% impact of acquisitions, net sales increased in constant currency by 8.2% from increased unit volume partially offset by 1.1% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, endoscopy, knees, trauma and extremities and instruments products.
Orthopaedics Net Sales
Orthopaedics net sales in 2018 increased 5.9% as reported and 5.4% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.5%. Excluding the 0.5% impact from the adoption of ASC 606, net sales increased in constant currency by 8.1% from increased unit volume partially offset by 2.2% due to lower prices. The unit volume increase was primarily due to higher shipments of knees and trauma and extremities products.
Orthopaedics net sales in 2017 increased 6.6% as reported and 6.5% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.1%. Excluding the 0.3% impact of acquisitions, net sales increased in constant currency by 8.6% from increased unit volume partially offset by 2.4% due to lower prices. The unit volume increase was primarily due to higher shipments of knees and trauma and extremities products.
MedSurg Net Sales
MedSurg net sales in 2018 increased 8.8% as reported and 8.7% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.1%. Excluding the 1.4% impact of acquisitions and the 1.3% impact from the adoption of ASC 606, net sales increased in constant currency by 9.3% from increased unit volume partially offset by 0.7% due to lower prices. The unit volume increase was primarily due to higher shipments of medical, instruments, and endoscopy products.
MedSurg net sales in 2017 increased 13.6% as reported and 13.4% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.2%. Excluding the 5.6% impact of acquisitions, net sales increased in constant currency by 7.5% from increased unit volume and 0.2% due to higher prices. The unit volume increase was primarily due to higher shipments of endoscopy, instruments and medical products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales in 2018 increased 18.0% as reported and 17.4% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.6%. Excluding the 7.4% impact of acquisitions and the 0.6% impact from adoption of ASC 606, net sales in constant currency increased by 12.2% from increased unit volume partially offset by 1.6% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Neurotechnology and Spine net sales in 2017 increased 8.2% as reported and 8.3% in constant currency, as foreign currency exchange rates impacted net sales nominally. Excluding the 0.7% impact of acquisitions, net sales in constant currency increased by 9.1% from increased unit volume partially offset by 1.5% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.

Dollar amounts in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION 2018 FORM 10-K

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

	Full Year
					Percentage Change Excluding ASC 606 Impact
			Percentage Change				International
	2018	2017	As Reported	Excluding ASC 606 Impact	Constant Currency	United States	Excluding ASC 606 Impact	Constant Currency
Orthopaedics:
Knees	$1,701	$1,595	6.6%	7.0%	6.7%	6.9%	7.4%	6.1%
Hips	1,336	1,303	2.5	2.8	2.3	2.5	3.3	2.2
Trauma and Extremities	1,580	1,478	6.9	7.8	7.0	6.5	10.1	7.8
Other	374	337	11.0	10.8	11.0	8.6	20.9	21.5
	$4,991	$4,713	5.9%	6.4%	5.9%	5.8%	7.6%	6.1%
MedSurg:
Instruments	$1,822	$1,678	8.6%	10.2%	10.0%	11.2%	6.9%	6.2%
Endoscopy	1,846	1,652	11.7	12.1	12.3	11.5	14.3	14.9
Medical	2,118	1,969	7.6	9.1	9.0	8.8	10.2	9.6
Sustainability	259	258	0.4	3.1	3.1	3.0	19.7	19.5
	$6,045	$5,557	8.8%	10.1%	10.0%	10.0%	10.4%	10.1%
Neurotechnology and Spine:
Neurotechnology	$1,737	$1,423	22.1%	22.8%	22.1%	25.0%	19.1%	17.3%
Spine	828	751	10.3	10.7	10.3	7.2	21.5	19.8
	$2,565	$2,174	18.0%	18.6%	18.0%	18.1%	19.7%	17.9%
Total	$13,601	$12,444	9.3%	10.2%	9.8%	9.8%	11.1%	9.9%

Consolidated Net Sales (Excluding ASC 606 Impact)
Consolidated net sales increased 10.2% in 2018 and 9.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.4%. Excluding the 1.9% impact of acquisitions net sales in constant currency increased by 9.3% from unit volume partially offset by 1.4% due to lower prices. The unit volume increase was primarily due to higher shipments of medical, instruments, endoscopy, neurotechnology, knees, and trauma and extremities products.
Orthopaedics Net Sales (Excluding ASC 606 Impact)
Orthopaedics net sales increased 6.4% in 2018 and 5.9% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.5%. Net sales in constant currency increased by 8.1% from unit volume partially offset by 2.2% due to lower prices. The unit volume increase was primarily due to higher shipments of knee and trauma and extremities products.

MedSurg Net Sales (Excluding ASC 606 Impact)
MedSurg net sales increased 10.1% in 2018 and 10.0% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.1%. Excluding the 1.4% impact of acquisitions net sales in constant currency increased by 9.3% from unit volume partially offset by 0.7% due to lower prices. The unit volume increase was primarily due to higher shipments of medical, instruments, and endoscopy products.
Neurotechnology and Spine Net Sales (Excluding ASC 606 Impact)
Neurotechnology and Spine net sales increased 18.6% in 2018 and 18.0% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.6%. Excluding the 7.4% impact of acquisitions net sales in constant currency increased by 12.2% from unit volume partially offset by 1.6% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.

Gross Profit
Gross profit in 2018 as a percentage of net sales of 65.7% was consistent with 2017. Excluding the impact of the items noted below, gross profit decreased to 66.0% from 66.4% in 2017 primarily due to the impact of adopting ASC 606 and by lower selling prices.
Gross profit as a percentage of net sales decreased to 65.7% in 2017 from 66.3% in 2016. Excluding the impact of the items noted below, gross profit decreased to 66.4% from 66.7% in 2016 primarily due to the impact of hurricanes, unfavorable mix and inflation, partially offset by higher sales volumes, increased productivity and favorable impact of foreign currency exchange.

				Percent Net Sales
	2018	2017	2016	2018	2017	2016
Reported	$8,938	$8,180	$7,504	65.7%	65.7%	66.3%
Inventory stepped up to fair value	16	22	36	0.1	0.2	0.3
Restructuring-related and other charges	27	57	15	0.2	0.4	—
Medical device regulations	2	—	—	—	—	—
Adjusted	$8,983	$8,259	$7,555	66.0%	66.3%	66.7%
Research, Development and Engineering Expenses
Research, development and engineering expenses represented 6.3% of net sales in 2018, 2017 and 2016. Projects to develop new products, investments in new technologies and recent acquisitions contributed to the spending levels.

Dollar amounts in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION 2018 FORM 10-K

Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales in 2018 increased to 37.5% from 36.6% in 2017. Excluding the impact of the items noted below, expenses decreased to 33.9% in 2018 from 34.8% in 2017 primarily due to leverage from higher sales volumes, the favorable impact from the adoption of ASC 606 and continued focus on our operating expense improvement initiatives, partially offset by the leverage from recent acquisitions.
Selling, general and administrative expenses as a percentage of net sales in 2017 increased to 36.6% from 36.5% in 2016. Excluding the impact of certain items noted below, selling, general and administrative expenses as a percentage of sales decreased in 2017. This reflects favorable leverage from higher sales volumes and continued focus on operating expense improvement initiatives, including leverage from our recent acquisitions, partially offset by the unfavorable impact of foreign currency exchange.

				Percent Net Sales
	2018	2017	2016	2018	2017	2016
Reported	$5,099	$4,552	$4,137	37.5%	36.6%	36.5%
Other acquisition and integration-related	(108)	(42)	(95)	(0.9)	(0.4)	(0.8)
Restructuring-related and other charges	(192)	(137)	(110)	(1.4)	(1.1)	(1.0)
Regulatory and legal matters	(185)	(39)	12	(1.4)	(0.3)	0.1
Adjusted	$4,614	$4,334	$3,944	33.9%	34.8%	34.8%
Recall Charges, Net of Insurance Proceeds
Recall charges, net of insurance proceeds, were $23, $173 and $158 in 2018, 2017 and 2016. Charges were primarily due to the disclosed Rejuvenate and ABGII Modular-Neck hip stems and LFIT V40 femoral head voluntary recalls. Refer to Note 7 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $417, $371 and $319 in 2018, 2017 and 2016. The increase in 2018 and 2017 was due to acquisitions. Refer to Notes 6 and 8 to our Consolidated Financial Statements for further information.
Other Income (Expense), Net
Other income (expense), net was ($181), ($234) and ($254) in 2018, 2017 and 2016. The decrease in 2018 was primarily due to an increase in interest income due to higher interest rates partially offset by higher interest expense due to higher interest rates and higher debt outstanding. Refer to Note 10 to our Consolidated Financial Statements for further information.
Income Taxes
Our effective tax rate was (50.8)%, 50.6% and 14.3% for 2018, 2017 and 2016. The effective income tax rate for 2018 reflects the tax effect related to the transfer of intellectual properties between tax jurisdictions, the continuing impact of complying with the Tax Cuts and Jobs Act of 2017 (the Tax Act), and continued lower effective income tax rates as a result of our European operations.
The effective income tax rate for 2017 reflects compliance with the Tax Act offset by lower effective income tax rates as a result of our European operations. The effective income tax rate for 2016 reflects lower effective income tax rates as a result of our European operations.
Net Earnings
Net earnings in 2018 increased to $3,553 or $9.34 per diluted share from $1,020 or $2.68 per diluted share in 2017 and $1,647 or $4.35 per diluted share in 2016. The impact of foreign currency exchange rates reduced net earnings per diluted share by approximately $0.06, $0.07 and $0.11 in 2018, 2017 and 2016.

				Percent Net Sales
	2018	2017	2016	2018	2017	2016
Reported	$3,553	$1,020	$1,647	26.1%	8.2%	14.5%
Inventory stepped up to fair value	9	20	23	0.1	0.2	0.2
Other acquisition and integration-related	90	31	77	0.7	0.2	0.7
Amortization of intangible assets	338	250	221	2.5	2.0	2.0
Restructuring-related and other charges	179	155	98	1.3	1.2	0.9
Medical device regulations	10	—	—	0.1	—	—
Recall-related matters	18	131	127	0.1	1.1	1.1
Regulatory and legal matters	141	25	(7)	1.0	0.2	(0.1)
Tax matters	(1,559)	833	8	(11.5)	6.7	0.1
Adjusted	$2,779	$2,465	$2,194	20.4%	19.8%	19.4%
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

STRYKER CORPORATION 2018 FORM 10-K

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

4.
Medical Device Regulations. Costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the European Union and China regulations for medical devices.

5.	Recall-related matters. Our best estimate of the minimum of the range of probable loss to resolve the Rejuvenate, LFIT V40 and other product recalls.

6.	Regulatory and legal matters. Our best estimate of the minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.

7.	Tax matters. Charges represent the impact of accounting for certain significant and discrete tax items, including adjustments related to the Tax Act.

Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, gross profit, selling, general and administrative expenses, amortization of intangible assets, operating income, effective income tax rate, net earnings and net earnings per diluted share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Consolidated Results of Operations below. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The weighted-average diluted shares outstanding used in the calculation of non-GAAP net earnings per diluted share are the same as those used in the calculation of reported net earnings per diluted share for the respective period.

Reconciliation of the Most Directly Comparable GAAP Financial Measure to Non-GAAP Financial Measure

2018	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$8,938	$5,099	$417	$2,537	$3,553	(50.8)%	$9.34
Acquisition and integration-related charges:
Inventory stepped up to fair value	16	—	—	15	9	0.2	0.02
Other acquisition and integration-related	—	(108)	—	108	90	—	0.24
Amortization of purchased intangible assets	—	—	(417)	417	338	0.4	0.89
Restructuring-related and other charges	27	(192)	—	220	179	0.1	0.47
Medical device regulations	2	—		12	10	—	0.03
Recall-related matters	—	—	—	23	18	—	0.05
Regulatory and legal matters	—	(185)	—	185	141	0.6	0.37
Tax Matters	—	—	—	—	(1,559)	66.2	(4.10)
Adjusted	$8,983	$4,614	$—	$3,517	$2,779	16.7%	$7.31

2017	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$8,180	$4,552	$371	$2,297	$1,020	50.6%	$2.68
Acquisition and integration-related charges:
Inventory stepped up to fair value	22	—	—	22	20	(0.1)	0.05
Other acquisition and integration-related	—	(42)	—	42	31	0.2	0.09
Amortization of purchased intangible assets	—	—	(371)	371	250	3.0	0.67
Medical device regulations	—	—	—	—	—	—	—
Restructuring-related and other charges	57	(137)	—	194	155	0.4	0.41
Recall-related matters	—	—	—	173	131	0.7	0.34
Regulatory and legal matters	—	(39)	—	39	25	0.4	0.06
Tax Matters	—	—	—	—	833	(39.6)	2.19
Adjusted	$8,259	$4,334	$—	$3,138	$2,465	15.6%	$6.49

Dollar amounts in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION 2018 FORM 10-K

2016	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$7,504	$4,137	$319	$2,175	$1,647	14.3%	$4.35
Acquisition and integration-related charges:
Inventory stepped up to fair value	36	—	—	36	23	0.4	0.06
Other acquisition and integration-related	—	(95)	—	95	77	0.1	0.20
Amortization of purchased intangible assets	—	—	(319)	319	221	2.2	0.59
Restructuring-related and other charges	15	(110)	—	125	98	0.3	0.26
Medical device regulations	—	—	—	—	—	—	—
Recall-related matters	—	—	—	158	127	0.1	0.34
Regulatory and legal matters	—	12	—	(12)	(7)	(0.2)	(0.02)
Tax Matters	—	—	—	—	8	0.1	0.02
Adjusted	$7,555	$3,944	$—	$2,896	$2,194	17.3%	$5.80

FINANCIAL CONDITION AND LIQUIDITY

	2018	2017	2016
Net cash provided by operating activities	$2,610	$1,559	$1,915
Net cash used in investing activities	(2,857)	(1,613)	(4,191)
Net cash provided by (used in) financing activities	1,329	(794)	2,258
Effect of exchange rate changes	(8)	74	(45)
Change in cash and cash equivalents	$1,074	$(774)	$(63)
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
Operating Activities
Cash provided by operations was $2,610, $1,559, and $1,915 in 2018, 2017 and 2016. The increase was primarily due to lower recall-related payments, higher net earnings and cash receipts related to contracts with customers for unsatisfied performance obligations (partially due to the adoption of ASC 606) and cash receipts from an interest rate hedge settlement, partially offset by payments related to the Tax Cuts and Jobs Act of 2017. The net of accounts receivable, inventory and accounts payable resulted in the consumption of $329, $461, and $507 of cash in 2018, 2017 and 2016.
Investing Activities
Cash used in investing activities was ($2,857), ($1,613) and ($4,191) in 2018, 2017 and 2016. The increase in cash used in 2018 was primarily due to increased payments for acquisitions, primarily the $697 acquisition of Entellus and $1,400 acquisition of K2M. In 2017 we acquired NOVADAQ and certain other businesses and related assets. In 2016 the primary acquisitions were Sage and Physio.
Financing Activities
Cash provided by (used in) financing activities was $1,329, ($794), and $2,258 in 2018, 2017 and 2016. The increase in cash provided was primarily due to higher net borrowings, primarily the issuance of €2,250 of senior unsecured notes, partially offset by $70 higher repurchases of our common stock and a $67 increase in dividends paid.
We maintain debt levels that we consider appropriate after evaluating a number of factors including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and overall cost of capital. Refer to Note 10 to our Consolidated Financial Statements for further information.

	2018	2017	2016
Dividends paid per common share	$1.88	$1.70	$1.52
Total dividends paid to common shareholders	$703	$636	$568
Total amount paid to repurchase common stock	$300	$230	$13
Shares of repurchased common stock (in millions)	1.9	1.9	0.1
Liquidity
Cash, cash equivalents and marketable securities were $3,699 and $2,793, and our current assets exceeded current liabilities by $4,926 and $4,508 on December 31, 2018 and 2017. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources, including cash from operations, commercial paper and existing credit lines. We raised funds in the capital markets in 2018 and may continue to do so from time to time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
We have existing credit facilities should additional funds be required. We have a borrowing capacity available under our main credit facility of $1,500. The amount of commercial paper we have issuable under the commercial paper program is $1,500.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 25% and 62% on December 31, 2018 and 2017. We intend to use this cash to expand operations organically and through acquisitions.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
As further described in Note 7 to our Consolidated Financial Statements, in 2018 we recorded charges to earnings related to the Rejuvenate and ABG II and LFIT Anatomic CoCr V40 Femoral Heads recall matters. Recorded charges represent the minimum of the range of probable cost to resolve these matters. The final outcome of these matters is dependent on many variables that are difficult to predict. The ultimate cost to entirely resolve these matters may be materially different than the amount of the current estimates and could have a material adverse effect on our financial position, results of operations and cash flows. We are not able to reasonably estimate the future periods in which payments will be made.
As further described in Note 11 to our Consolidated Financial Statements, on December 31, 2018 we had a reserve for uncertain

Dollar amounts in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION 2018 FORM 10-K

income tax positions of $528. Due to uncertainties regarding the ultimate resolution of income tax audits, we are not able to reasonably estimate the future periods in which any income tax payments to settle these uncertain income tax positions will be made.
As further described in Note 12 to our Consolidated Financial Statements, on December 31, 2018 our defined benefit pension plans were underfunded by $359, of which approximately $336 related to plans outside the United States. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset performance, changes in interest rates and potential changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the amounts that may be required to fund defined benefit pension plans.

Contractual Obligations
	Total	2019	2020 - 2021	2022 - 2023	After 2023
Total debt	9,952	1,373	1,594	630	6,355
Interest payments	3,408	281	496	455	2,176
Unconditional purchase obligations	1,411	1,306	80	13	12
Operating leases	342	107	92	54	89
United States Tax Cuts and Jobs Act Transition Tax	748	48	132	187	381
Other	123	10	15	5	93
Total	$15,984	$3,125	$2,409	$1,344	$9,106
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

STRYKER CORPORATION 2018 FORM 10-K

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
In some of our acquisitions, we acquire in-process research and development (IPRD) intangible assets. For acquisitions accounted for as business combinations IPRD is considered to be an indefinite-lived intangible asset until the research is completed (then it becomes a determinable-lived intangible asset) or determined to have no future use (then it is impaired). For asset acquisitions IPRD is expensed immediately unless there is an alternative future use.
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
Legal and Other Contingencies
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described in Note 7 to our Consolidated Financial Statements. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management had sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred, which could unfavorably affect future operating results. We are currently self-insured for product liability-related claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 to our Consolidated Financial Statements for further information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We sell our products globally and, as a result, our financial results could be significantly affected by factors such as weak economic conditions or changes in foreign currency exchange rates. Our operating results are primarily exposed to changes in exchange rates among the United States Dollar, European currencies, in particular the Euro, Swiss Franc and the British Pound, the Japanese Yen, the Australian Dollar and the Canadian Dollar. We develop and manufacture products in the United States, Canada, China, France, Germany, Ireland, Japan, Mexico, Puerto Rico, Sweden, Switzerland and Turkey and incur costs in the applicable local currencies. This global deployment of facilities serves to partially mitigate the impact of currency exchange rate changes on our cost of sales. Refer to Notes 1, 4 and 5 to our Consolidated Financial Statements for information regarding our use of derivative instruments to mitigate these risks. A hypothetical 10% change in foreign currencies relative to the United States Dollar would change the December 31, 2018 fair value of these instruments by approximately $334.

Dollar amounts in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION 2018 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Stryker Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings and comprehensive income, shareholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-16
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the income tax consequences of intercompany transfers of assets other than inventory in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.
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
February 7, 2019

16

STRYKER CORPORATION 2018 FORM 10-K

Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	2018	2017	2016
Net sales	$13,601	$12,444	$11,325
Cost of sales	4,663	4,264	3,821
Gross profit	$8,938	$8,180	$7,504
Research, development and engineering expenses	862	787	715
Selling, general and administrative expenses	5,099	4,552	4,137
Recall charges, net of insurance proceeds	23	173	158
Amortization of intangible assets	417	371	319
Total operating expenses	$6,401	$5,883	$5,329
Operating income	$2,537	$2,297	$2,175
Other income (expense), net	(181)	(234)	(254)
Earnings before income taxes	$2,356	$2,063	$1,921
Income taxes	(1,197)	1,043	274
Net earnings (loss)	$3,553	$1,020	$1,647

Net earnings (loss) per share of common stock:
Basic	$9.50	$2.73	$4.40
Diluted	$9.34	$2.68	$4.35

Weighted-average shares outstanding:
Basic	374.1	374.0	374.1
Effect of dilutive employee stock options	6.2	6.1	4.4
Diluted	380.3	380.1	378.5
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2018	2017	2016
Net earnings (loss)	$3,553	$1,020	$1,647
Other comprehensive income (loss), net of tax
Marketable securities	—	(4)	—
Pension plans	(3)	(2)	(13)
Unrealized gains (losses) on designated hedges	22	4	20
Financial statement translation	(97)	210	(129)
Total other comprehensive income (loss), net of tax	$(78)	$208	$(122)
Comprehensive income	$3,475	$1,228	$1,525
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION 2018 FORM 10-K

Stryker Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	2018	2017
Assets
Current assets
Cash and cash equivalents	$3,616	$2,542
Marketable securities	83	251
Accounts receivable, less allowance of $64 ($59 in 2017)	2,332	2,198
Inventories:
Materials and supplies	606	528
Work in process	149	148
Finished goods	2,200	1,789
Total inventories	$2,955	$2,465
Prepaid expenses and other current assets	747	537
Total current assets	$9,733	$7,993
Property, plant and equipment:
Land, buildings and improvements	1,041	936
Machinery and equipment	3,236	2,864
Total property, plant and equipment	4,277	3,800
Less allowance for depreciation	1,986	1,825
Property, plant and equipment, net	$2,291	$1,975
Goodwill	8,563	7,168
Other intangibles, net	4,163	3,477
Noncurrent deferred income tax assets	1,678	283
Other noncurrent assets	801	1,301
Total assets	$27,229	$22,197

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$646	$487
Accrued compensation	917	838
Income taxes	158	143
Dividend payable	192	178
Accrued expenses and other liabilities	1,521	1,207
Current maturities of debt	1,373	632
Total current liabilities	$4,807	$3,485
Long-term debt, excluding current maturities	8,486	6,590
Income taxes	1,228	1,261
Other noncurrent liabilities	978	881
Total liabilities	$15,499	$12,217
Shareholders' equity
Common stock, $0.10 par value	37	37
Additional paid-in capital	1,559	1,496
Retained earnings	10,765	8,986
Accumulated other comprehensive loss	(631)	(553)
Total Stryker shareholders' equity	$11,730	$9,966
Noncontrolling interest	—	14
Total shareholders' equity	$11,730	$9,980
Total liabilities & shareholders' equity	$27,229	$22,197
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION 2018 FORM 10-K

Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Beginning	374.4	$37	374.6	$37	373.0	$37
Issuance of common stock under stock option and benefit plans	1.9	—	1.7	—	1.7	—
Repurchase of common stock	(1.9)	—	(1.9)	—	(0.1)	—
Ending	374.4	$37	374.4	$37	374.6	$37
Additional paid-in capital
Beginning		$1,496		$1,432		$1,321
Issuance of common stock under stock option and benefit plans		(49)		(42)		15
Repurchase of common stock		(7)		(7)		(1)
Share-based compensation		119		113		97
Ending		$1,559		$1,496		$1,432
Retained earnings
Beginning		$8,986		$8,842		$7,792
Cumulative effect of accounting changes		(759)		—		—
Net earnings		3,553		1,020		1,647
Repurchase of common stock		(293)		(223)		(12)
Cash dividends declared		(722)		(653)		(585)
Ending		$10,765		$8,986		$8,842
Accumulated other comprehensive (loss) income
Beginning		$(553)		$(761)		$(639)
Other comprehensive income (loss)		(78)		208		(122)
Ending		$(631)		$(553)		$(761)
Total Stryker shareholders' equity		$11,730		$9,966		$9,550
Non-controlling interest
Beginning		$14		$—		$—
Acquisitions		—		114		—
Interest purchased		(15)		(99)		—
Net earnings attributable to noncontrolling interest		—		—		—
Foreign currency exchange translation adjustment		1		(1)		—
Ending		$—		14		$—
Total shareholders' equity		$11,730		$9,980		$9,550
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION 2018 FORM 10-K

Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2018	2017	2016
Operating activities
Net earnings	$3,553	$1,020	$1,647
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	306	271	227
Amortization of intangible assets	417	371	319
Share-based compensation	119	113	97
Recall charges, net of insurance proceeds	23	173	158
Sale of inventory stepped up to fair value at acquisition	16	22	36
Deferred income tax (benefit) expense	(1,582)	36	(46)
Changes in operating assets and liabilities:
Accounts receivable	(60)	(162)	(192)
Inventories	(385)	(320)	(299)
Accounts payable	116	21	(16)
Accrued expenses and other liabilities	289	90	241
Recall-related payments	(90)	(526)	(190)
Income taxes	(156)	704	(128)
Other, net	44	(254)	61
Net cash provided by operating activities	$2,610	$1,559	$1,915
Investing activities
Acquisitions, net of cash acquired	(2,451)	(831)	(4,332)
Purchases of marketable securities	(226)	(270)	(151)
Proceeds from sales of marketable securities	394	87	785
Purchases of property, plant and equipment	(572)	(598)	(490)
Other investing, net	(2)	(1)	(3)
Net cash used in investing activities	$(2,857)	$(1,613)	$(4,191)
Financing activities
Proceeds and payments on short-term borrowings, net	(1)	(200)	209
Proceeds from issuance of long-term debt	3,126	499	3,453
Payments on long-term debt	(669)	—	(750)
Dividends paid	(703)	(636)	(568)
Repurchase of common stock	(300)	(230)	(13)
Cash paid for taxes from withheld shares	(120)	(95)	(67)
Payments to purchase noncontrolling interest	(14)	(99)	—
Other financing, net	10	(33)	(6)
Net cash provided by (used in) financing activities	$1,329	$(794)	$2,258
Effect of exchange rate changes on cash and cash equivalents	(8)	74	(45)
Change in cash and cash equivalents	$1,074	$(774)	$(63)
Cash and cash equivalents at beginning of year	2,542	3,316	3,379
Cash and cash equivalents at end of year	$3,616	$2,542	$3,316

Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$539	$312	$510
Cash paid for interest on debt	$248	$231	$180

See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	20

STRYKER CORPORATION 2018 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Stryker (the "Company," "we," "us," or "our") is one of the world's leading medical technology companies and, together with its customers, is driven to make healthcare better. The Company offers innovative products and services in Orthopaedics, Medical and Surgical, and Neurotechnology and Spine that improve patient and hospital outcomes. Our products include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; neurosurgical, neurovascular and spinal devices; as well as other products used in a variety of medical specialties.
Basis of Presentation and Consolidation: The Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. We have no material interests in variable interest entities and none that require consolidation. Certain prior year amounts have been reclassified to conform to the presentation of our Consolidated Financial Statements in 2018.
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
Revenue Recognition: Sales are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations. Our sales continue to be recognized primarily when we transfer control to the customer, which can be on the date of shipment, the date of receipt by the customer or, for most Orthopaedics products, when we have received a purchase order and appropriate notification the product has been used or implanted. Products and services are primarily transferred to customers at a point in time, with some transfers of services taking place over time. A provision for estimated sales returns, discounts and rebates is recognized as a reduction of sales in the same period that the sales are recognized. Our estimate of the provision for sales returns has been established based on contract terms with our customers and historical business practices and current trends. Shipping and handling costs charged to customers are included in net sales.
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
Financial Instruments: Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The carrying value of our financial instruments, with the exception of our senior unsecured notes, approximates fair value on December 31, 2018 and 2017. Refer to Notes 3 and 10 for further details.
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

STRYKER CORPORATION 2018 FORM 10-K

income (expense), net. The cost of securities sold is determined by the specific identification method.
We review declines in the fair value of our investments classified as available-for-sale to determine whether the decline in fair value is other-than-temporary. The resulting losses from other-than-temporary impairments of available-for-sale marketable securities are included in earnings.
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
Forward currency exchange contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. These nonfunctional currency exposures principally relate to forecasted intercompany sales and purchases of manufactured products and generally have maturities up to eighteen months. Changes in value of derivatives designated as cash flow hedges are recorded in AOCI on the Consolidated Balance Sheets until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified into earnings and is included in cost of goods sold in the Consolidated Statements of Earnings. Cash flows associated with these hedges are included in cash from operations in the same category as the cash flows from the items being hedged.
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
From time to time, we designate derivative and non-derivative financial instruments as net investment hedges of our investments in certain international subsidiaries. For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the derivative's gain or loss is recognized in OCI and reported as a component of AOCI. We use the forward method to measure ineffectiveness. Under this method the change in the carrying value related to the effective portion of the derivative instrument due to remeasurement is reported as a component of AOCI. The remaining change in the carrying value, if any, is considered to be ineffective and recognized in other income (expense), net. The gain or loss related to settled net investment hedges will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.
From time to time, we designate forward starting interest rate derivative instruments as cash flow hedges to manage the exposure to interest rate volatility with regard to future issuance and refinancing of debt. The effective portion of the gain or loss on a forward starting interest rate derivative instrument that is designated and qualifies as a cash flow hedge is reported as a component of AOCI. Beginning in the period in which the debt refinancing occurs and the related derivative instruments is terminated, the effective portion of the gains or losses is then reclassified into interest expense over the term of the related debt.
Interest rate derivative instruments designated as fair value hedges have been used in the past to manage the exposure to interest rate movements and to reduce borrowing costs by converting fixed-rate debt into floating-rate debt. Under these agreements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. At December 31, 2018, there were no open cash flow or fair value interest rate hedges.
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
In some of our acquisitions, we acquire in-process research and development (IPRD) intangible assets. For acquisitions accounted for as business combinations IPRD is considered to be an indefinite-lived intangible asset until the research is completed (then it becomes a determinable-lived intangible asset) or determined to have no future use (then it is impaired). For asset acquisitions IPRD is expensed immediately unless there is an alternative future use.
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

STRYKER CORPORATION 2018 FORM 10-K

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
In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842), which requires lease assets and liabilities to be recorded on the balance sheet for leases with terms greater than twelve months. We will adopt this ASU and related amendments on January 1, 2019 and expect to elect certain practical expedients permitted under the transition guidance. Additionally, we will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. We are substantially complete in assessing the transitional impact from adopting the standard; however, we are still assessing the lessor provisions under the standard but do not expect any material adjustments to the estimated right of use asset and/or lease liability. We currently estimate the impact of the adoption will result in the recognition of right of use assets and lease liabilities of approximately $350 as of January 1, 2019. We do not believe the adoption will have a material impact on net earnings or cash flows.
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

STRYKER CORPORATION 2018 FORM 10-K

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
The impact of ASC 606 on our results of operations for 2018 was not material and related primarily to the reclassification of certain costs previously presented as selling, general and administrative expenses to net sales.
Sales are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations. In the United States most of our products and services are marketed directly to doctors, hospitals and other healthcare facilities through company-owned subsidiaries and branches. Our products are also sold in over 80 countries through company-owned subsidiaries and branches as well as third-party dealers and distributors.
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

Our sales continue to be recognized primarily when title to the product, ownership and risk of loss transfer to the customer, which can be on the date of shipment, the date of receipt by the customer or, for most Orthopaedics products, when we have received a purchase order and appropriate notification the product has been used or implanted. Products and services are primarily transferred to customers at a point in time, with some transfers of services taking place over time. In 2018 less than 10% of our sales were recognized as services transferred over time.
We disaggregate our net sales by product line and geographic location for each of our segments as we believe it best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.

Segment Net Sales
Orthopaedics:	2018	2017	2016
Knees	$1,701	$1,595	$1,490
Hips	1,336	1,303	1,283
Trauma and Extremities	1,580	1,478	1,364
Other	374	337	285
	$4,991	$4,713	$4,422
MedSurg:
Instruments	$1,822	$1,678	$1,553
Endoscopy	1,846	1,652	1,470
Medical	2,118	1,969	1,633
Sustainability	259	258	238
	$6,045	$5,557	$4,894
Neurotechnology and Spine:
Neurotechnology	$1,737	$1,423	$1,255
Spine	828	751	754
	$2,565	$2,174	$2,009
Total	$13,601	$12,444	$11,325

United States Net Sales
Orthopaedics:	2018	2017	2016
Knees	$1,244	$1,169	$1,087
Hips	838	820	804
Trauma and Extremities	1,001	950	856
Other	300	276	234
	$3,383	$3,215	$2,981
MedSurg:
Instruments	$1,424	$1,304	$1,207
Endoscopy	1,432	1,290	1,130
Medical	1,630	1,525	1,296
Sustainability	257	257	236
	$4,743	$4,376	$3,869
Neurotechnology and Spine:
Neurotechnology	$1,115	$900	$809
Spine	607	568	571
	$1,722	$1,468	$1,380
Total	$9,848	$9,059	$8,230

Dollar amounts in millions except per share amounts or as otherwise specified.	24

STRYKER CORPORATION 2018 FORM 10-K

International Net Sales
Orthopaedics:	2018	2017	2016
Knees	$457	$426	$403
Hips	498	483	479
Trauma and Extremities	579	528	508
Other	74	61	51
	$1,608	$1,498	$1,441
MedSurg:
Instruments	$398	$374	$346
Endoscopy	414	362	341
Medical	488	444	337
Sustainability	2	1	1
	$1,302	$1,181	$1,025
Neurotechnology and Spine:
Neurotechnology	$622	$523	$446
Spine	221	183	183
	$843	$706	$629
Total	$3,753	$3,385	$3,095

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
MedSurg
MedSurg products include surgical equipment and surgical navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling, emergency medical equipment and intensive care disposable products (Medical), reprocessed and remanufactured medical devices (Sustainability) and other medical device products used in a variety of medical specialties. Substantially all MedSurg sales are recognized when a purchase order has been received and control has transferred. For certain Endoscopy, Instruments and Medical services, we may recognize sales over time as we satisfy performance obligations that may include an obligation to complete installation, provide training and perform ongoing services and are generally performed within one year.
Neurotechnology and Spine
Neurotechnology and Spine products include both neurosurgical and neurovascular devices. Our spinal implant products include cervical, thoracolumbar and interbody systems used in spinal injury, deformity and degenerative therapies. Substantially all Neurotechnology and Spine sales are recognized when a purchase order has been received and control has transferred.
Contract Assets and Liabilities
The nature of our products and services do not generally give rise to contract assets as we typically do not incur costs to fulfill a contract before a product or service is provided to a customer. Our costs to obtain contracts are typically in the form of sales commissions paid to employees of Stryker or third-party agents. We have elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On December 31, 2018 there were no contract assets recorded in our Consolidated Balance Sheets.

Our contract liabilities arise as a result of unearned revenue received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. On January 1, 2018 our contract liabilities were $381, which were reported in accrued expenses and other liabilities and other noncurrent liabilities in our Consolidated Balance Sheets, $333 of which were recognized in sales during 2018. On December 31, 2018 our contract liabilities were $327.

NOTE 3 - FAIR VALUE MEASUREMENTS
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
Use of observable market data, when available, is required in making fair value measurements. When inputs used fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. We determine fair value for Level 1 instruments using exchange-traded prices for identical instruments. We determine fair value of Level 2 instruments using exchange-traded prices of similar instruments, where available, or utilizing other observable inputs that take into account our credit risk and that of our counterparties. Foreign currency exchange contracts and interest rate hedges are included in Level 2 and we use inputs other than quoted prices that are observable for the asset or liability. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis. Our Level 3 liabilities are comprised of contingent consideration arising from recently completed acquisitions. We determine fair value of these Level 3 liabilities using a discounted cash flow technique. Significant unobservable inputs were used in our assessment of fair value, including assumptions regarding future business results, discount rates, discount periods and probability assessments based on likelihood of reaching various targets. We remeasure the fair value of our assets and liabilities each reporting period. We record the changes in fair value within selling, general and administrative expense and the changes in the time value of money within other income (expense), net.

Dollar amounts in millions except per share amounts or as otherwise specified.	25

STRYKER CORPORATION 2018 FORM 10-K

Assets Measured at Fair Value
	2018	2017
Cash and cash equivalents	$3,616	$2,542
Trading marketable securities	118	121
Level 1 - Assets	$3,734	$2,663
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$38	$125
Foreign government debt securities	—	2
United States agency debt securities	11	27
United States treasury debt securities	23	70
Certificates of deposit	11	27
Total available-for-sale marketable securities	$83	$251
Foreign currency exchange forward contracts	77	15
Interest rate swap asset	—	49
Level 2 - Assets	$160	$315
Total assets measured at fair value	$3,894	$2,978

Liabilities Measured at Fair Value
	2018	2017
Deferred compensation arrangements	$118	$121
Level 1 - Liabilities	$118	$121
Foreign currency exchange forward contracts	$20	$37
Level 2 - Liabilities	$20	$37
Contingent consideration:
Beginning	$32	$86
Additions	77	3
Change in estimate	15	2
Settlements	(7)	(59)
Ending	$117	$32
Level 3 - Liabilities	$117	$32
Total liabilities measured at fair value	$255	$190

Fair Value of Available for Sale Securities by Maturity
	2018	2017
Due in one year or less	$51	$107
Due after one year through three years	$32	$144
On December 31, 2018 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest receivable was $1 and $1 in 2018 and 2017 related to our marketable security portfolio. Interest and marketable securities income was $119, $60, and $29 in 2018, 2017, and 2016, which was recorded in other income (expense), net.
Our investments in available-for-sale marketable securities had a minimum credit quality rating of A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired on December 31, 2018. On December 31, 2018 the majority of our investments with unrealized losses that were not deemed to be other-than-temporarily impaired were in a continuous unrealized loss position for less than twelve months, and the losses were not material.

Securities in a Continuous Unrealized Loss Position
	Number of Investments	Fair Value
Corporate and Asset-Backed	75	$34
Foreign government	0	—
United States Agency	8	10
United States Treasury	17	19
Certificate of Deposit	15	7
Total	115	$70
NOTE 4 - DERIVATIVE INSTRUMENTS
Foreign Currency Hedges
We use operational and economic hedges, foreign currency exchange forward contracts, net investment hedges (both derivative and non-derivative financial instruments) and interest rate derivative instruments to manage the impact of currency exchange and interest rate fluctuations on earnings, cash flow and equity. We do not enter into derivative instruments for speculative purposes. We are exposed to potential credit loss in the event of nonperformance by counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument.

2018	Designated	Non-Designated	Total
Gross notional amount	$870	$5,466	$6,336
Maximum term in days			586
Fair value:
Other current assets	$15	$28	$43
Other noncurrent assets	1	33	34
Other current liabilities	(5)	(15)	(20)
Other noncurrent liabilities	—	—	—
Total fair value	$11	$46	$57
2017
Gross notional amount	$1,104	$4,767	$5,871
Maximum term in days			548
Fair value:
Other current assets	$11	$4	$15
Other noncurrent assets	1	—	1
Other current liabilities	(7)	(29)	(36)
Other noncurrent liabilities	(1)	—	(1)
Total fair value	$4	$(25)	$(21)
In November 2018 we designated the issuance of €2,250 of senior unsecured notes as a net investment hedge to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
On December 31, 2018 the total after-tax loss in AOCI related to our designated net investment hedges was $19. We evaluate the effectiveness of our net investment hedges quarterly. We have not recognized any ineffectiveness in 2018.

Net Currency Exchange Rate Gains (Losses)
Recorded in:	2018	2017	2016
Cost of sales	$7	$(6)	$—
Other income (expense), net	(6)	(9)	(19)
Total	$1	$(15)	$(19)
On December 31, 2018 pretax gains recorded in AOCI on derivatives designated as hedges that are expected to be reclassified to earnings within 12 months of the balance sheet date were $13 compared with $7 on December 31, 2017. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There was a $1 gain in 2018 due to ineffective portions of derivatives, which is included in the table above.
Interest Rate Hedges
In conjunction with our offering of senior unsecured notes in March 2018 we terminated cash flow hedges with gross notional amounts of $600 designated as hedges of our interest rates, the impact of which will be recognized over time as a benefit within interest expense.
We also elected to terminate interest rate swaps with gross notional amounts of $500 designated as fair value hedges of underlying fixed rate obligations representing a portion of our $600 unsecured notes due in 2024. The remaining fair value is presented in long-term

Dollar amounts in millions except per share amounts or as otherwise specified.	26

STRYKER CORPORATION 2018 FORM 10-K

debt and will be reclassified to interest expense over the term of the debt.
There was no hedge ineffectiveness recorded as a result of these fair value hedges in 2018. At December 31, 2018 there are no open cash flow or fair value interest rate hedges.
NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
2016	$—	$(132)	$24	$(653)	$(761)
OCI	(7)	(27)	(4)	163	125
Income taxes	1	19	4	47	71
Reclassifications to:
Cost of Sales	—	8	6	—	14
Other income	2	—	—	—	2
Income taxes	—	(2)	(2)	—	(4)
Net OCI	(4)	(2)	4	210	208
2017	$(4)	$(134)	$28	$(443)	$(553)
OCI	2	(16)	36	(115)	(93)
Income taxes	—	1	(9)	18	10
Reclassifications to:
Cost of Sales	—	9	(7)	—	2
Other Income	(2)	1	—	—	(1)
Income taxes	—	2	2	—	4
Net OCI	—	(3)	22	(97)	(78)
2018	$(4)	$(137)	$50	$(540)	$(631)
NOTE 6 - ACQUISITIONS
In 2018, 2017 and 2016 total cash paid for acquisitions net of cash acquired was $2,451, $831 and $4,332. We acquired stock in companies and various assets that continue to support our capital deployment and product development strategies.
In November 2018 we completed the acquisition of K2M Group Holdings, Inc. (K2M) for $27.50 per share, or an aggregate purchase price of approximately $1,380. K2M is a global leader of complex spine and minimally invasive solutions focused on achieving three-dimensional Total Body Balance. K2M is part of our Spine business within Neurotechnology and Spine. Goodwill attributable to the acquisition of K2M is not deductible for tax purposes.
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

Purchase Price Allocation of Acquired Net Assets
	2018		2017
	K2M	Entellus	NOVADAQ
Tangible assets acquired:
Accounts receivable	67	17	11
Inventory	136	14	25
Other assets	118	72	7
Contingent consideration	—	(78)	—
Liabilities	(247)	(92)	(56)
Intangible assets:
Customer relationship	34	33	18
Distributor relationship	1	—	—
Trade name	10	—	1
Developed technology and patents	473	256	141
Internally developed software	2	—	—
Goodwill	786	475	527
Purchase price, net of cash acquired	$1,380	$697	$674
Weighted average life of intangible assets	14	16	15
Purchase price allocations for K2M, Entellus and other acquisitions in 2018 and 2017 were based on preliminary valuations, primarily related to intangible assets and inventory. Our estimates and assumptions are subject to change within the measurement period. The purchase price allocation for the acquisition of NOVADAQ was finalized in 2018.
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

STRYKER CORPORATION 2018 FORM 10-K

enhanced damages and remanded the case to the Federal Circuit to reconsider the issue. On September 12, 2016 the Federal Circuit issued an opinion that, among other things, remanded the issue of enhanced damages to the trial court. On July 12, 2017 the trial court reaffirmed its award of enhanced damages and entered a judgment of $164 in our favor. Zimmer appealed, and on December 10, 2018 the Federal Circuit affirmed the decision. Zimmer filed a petition on January 23, 2019 to seek a rehearing of this ruling by the entire Federal Circuit.
Recall Matters
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. In November 2014 we entered into a settlement agreement to compensate eligible United States patients who had revision surgery prior to November 3, 2014 and in December 2016 the settlement program was extended to patients who had revision surgery prior to December 19, 2016. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, there are remaining lawsuits that we will continue to defend against.
In August 2016 and May 2018 we voluntarily recalled certain lot-specific sizes and offsets of LFIT Anatomic CoCr V40 Femoral Heads. Product liability lawsuits and claims relating to this voluntary recall have been filed against us. In November 2018 we entered into a settlement agreement to resolve a significant number of claims and lawsuits related to the recalls. The specific terms of the settlement agreement, including the financial terms, are confidential.
We have incurred, and expect to incur in the future, costs associated with the settlement of these matters. Based on the information that has been received, we have estimated the remaining range of probable loss to resolve these matters globally to be approximately $255 to $400. We have recorded charges to earnings representing the minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly, the ultimate cost to entirely resolve these matters globally may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.
Future Obligations
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. In addition, we lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Rent expense totaled $138, $125, and $112 in 2018, 2017 and 2016. Refer to Note 10 for more information on the debt obligations.

Future Obligations
	2019	2020	2021	2022	2023	Thereafter
Debt repayments	$1,373	$844	$750	$—	$630	$6,355
Purchase obligations	$1,306	$74	$6	$6	$7	$12
Minimum lease payments	$107	$53	$39	$30	$24	$89
NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS
We completed our annual impairment tests of goodwill in 2018 and 2017 and concluded in each year that no impairments exist.

Summary of Other Intangible Assets
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Developed technologies
2018	13	$3,426	$1,115	$2,311
2017	12	2,416	917	1,499
Customer relationships
2018	15	$2,155	$703	$1,452
2017	15	2,088	561	1,527
Patents
2018	12	$332	$231	$101
2017	10	340	227	113
Trademarks
2018	18	$349	$108	$241
2017	18	352	84	268
In-process research and development
2018	N/A	$6	—	$6
2017	N/A	25	—	25
Other
2018	11	$128	$76	$52
2017	9	93	48	45
Total
2018	14	$6,396	$2,233	$4,163
2017	14	$5,314	$1,837	$3,477

Changes in the Net Carrying Value of Goodwill by Segment
	Orthopaedics	MedSurg	Neurotechnology and Spine	Total
2016	$2,372	$2,934	$1,050	$6,356
Additions and adjustments	2	553	109	664
Foreign exchange	52	22	74	148
2017	$2,426	$3,509	$1,233	$7,168
Additions and adjustments	4	100	1,366	1,470
Foreign exchange	(31)	(28)	(16)	(75)
2018	$2,399	$3,581	$2,583	$8,563

Estimated Amortization Expense
2019	2020	2021	2022	2023
$438	$413	$400	$392	$372
NOTE 9 - CAPITAL STOCK
The aggregate number of shares of all classes of stock with which we are authorized to issue is up to 1,000,500,000, divided into two classes consisting of 500,000 shares of $1 par value preferred stock and 1,000,000,000 shares of common stock with a par value of $0.10. No shares of preferred stock were outstanding on December 31, 2018.
In 2018 we repurchased 1.9 million shares at a cost of $300. The manner, timing and amount of repurchases are determined by management based on an evaluation of market conditions, stock price and other factors and are subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On December 31, 2018 the total dollar value of shares that could be purchased under our authorized repurchase program was $1,340.
Shares reserved for future compensation grants of our common stock were 33 million and 37 million on December 31, 2018 and 2017.
Stock Options
We measure the cost of employee stock options based on the grant-date fair value and recognize that cost using the straight-line method over the period in which a recipient is required to provide services in exchange for the options, typically the vesting period. The

Dollar amounts in millions except per share amounts or as otherwise specified.	28

STRYKER CORPORATION 2018 FORM 10-K

weighted-average fair value per share of options is estimated on the date of grant using the Black-Scholes option pricing model.

Option Value and Assumptions
	2018	2017	2016
Weighted-average fair value per share	$28.52	$22.43	$17.73
Assumptions:
Risk-free interest rate	2.7%	2.0%	1.3%
Expected dividend yield	1.2%	1.5%	1.6%
Expected stock price volatility	16.8%	19.4%	20.5%
Expected option life (years)	6.0	6.0	6.1
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

2018 Stock Option Activity
	Shares (in millions)	Weighted Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding January 1	14.7	$83.71
Granted	2.4	154.50
Exercised	(2.5)	66.98
Canceled	(0.5)	114.98
Outstanding December 31	14.1	$97.69	6.1	$834.5
Exercisable December 31	7.3	$74.10	4.4	$598.4
Options expected to vest	6.2	$121.48	7.8	$220.7
The aggregate intrinsic value of options, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, exercised was $247, $184, and $128 in 2018, 2017 and 2016. Exercise prices for options outstanding ranged from $38.88 to $169.42 on December 31, 2018. On December 31, 2018 there was $99 of unrecognized compensation cost related to nonvested stock options granted under the long-term incentive plans; that cost is expected to be recognized over the weighted-average period of approximately 1.5 years.

Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) Activity
	Shares (in millions)		Weighted Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Nonvested on January 1	1.0	0.3	$104.85	$104.51
Granted	0.5	0.1	150.23	153.67
Vested	(0.5)	(0.1)	100.32	92.96
Canceled or forfeited	(0.1)	—	117.86	—
Nonvested on December 31	0.9	0.3	$129.90	$122.39
On December 31, 2018 there was $63 of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized as expense over the weighted-average period of approximately one year. The weighted-average grant date fair value per share of RSUs granted was $150.23 and $117.44 in 2018 and 2017. The fair value of RSUs and PSUs vested in 2018 was $47 and $8. On December 31, 2018 there was $15 of unrecognized compensation cost related to nonvested PSUs; the cost is expected to be recognized as expense over the weighted-average period of approximately one year.

Employee Stock Purchase Plans (ESPP)
Full- and part-time employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 95% of the closing stock price on the last trading day of a purchase period. We issued 168,626 and 163,415 shares under the ESPP in 2018 and 2017.
NOTE 10 - DEBT AND CREDIT FACILITIES
In March 2018 we issued $600 of senior unsecured notes with a fixed interest rate of 3.650% due on March 7, 2028. Our annual interest expense arising from the issuance of the notes will be reduced by the benefit from the cash flow hedges that were terminated in conjunction with the issuance. Refer to Note 4 for further information. In April 2018 we repaid $600 of our senior unsecured notes with a coupon of 1.300%. In November 2018 we issued €300 of senior unsecured notes with a floating interest rate (Three Month EURIBOR plus 28 bps) due on November 30, 2020, €550 of senior unsecured notes with a fixed interest rate of 1.125% due on November 30, 2023, €750 of senior unsecured notes with a fixed interest rate of 2.125% due on November 30, 2027 and €650 of senior unsecured notes with a fixed interest rate of 2.625% due on November 30, 2030. In January 2019 we repaid $500 of our senior unsecured notes with a coupon of 1.800% that were due on January 15, 2019.
Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On December 31, 2018 there were no amounts outstanding under our commercial paper program.
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on December 31, 2018.

Summary of Total Debt
		2018	2017
Senior unsecured notes:
Rate	Due
1.300%	April 1, 2018	$—	$600
1.800%	January 15, 2019	500	499
2.000%	March 8, 2019	750	748
4.375%	January 15, 2020	499	498
Variable	November 30, 2020	343	—
2.625%	March 15, 2021	747	746
1.125%	November 30, 2023	627	—
3.375%	May 15, 2024	584	598
3.375%	November 1, 2025	746	745
3.500%	March 15, 2026	990	988
2.125%	November 30, 2027	853	—
3.650%	March 7, 2028	595	—
2.625%	November 30, 2030	733	—
4.100%	April 1, 2043	391	391
4.375%	May 15, 2044	395	394
4.625%	March 15, 2046	980	980
Commercial paper		—	—
Other		126	35
Total debt		$9,859	$7,222
Less current maturities		1,373	632
Total long-term debt		$8,486	$6,590

Unamortized debt issuance costs		$50	$39
Borrowing capacity on existing facilities		$1,548	$1,547
Fair value of senior unsecured notes		$9,746	$7,521

Dollar amounts in millions except per share amounts or as otherwise specified.	29

STRYKER CORPORATION 2018 FORM 10-K

The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
Interest expense, including required fees incurred on outstanding debt and credit facilities that were included in other expense, totaled $264, $247, and $228 in 2018, 2017 and 2016.
NOTE 11 - INCOME TAXES
Our effective tax rate was (50.8)%, 50.6% and 14.3% for 2018, 2017 and 2016. The effective income tax rate for 2018 reflects the tax effect related to the transfer of intellectual properties between tax jurisdictions, the continuing impact of complying with the Tax Cuts and Jobs Act of 2017 (the Tax Act), and continued lower effective income tax rates as a result of our European operations. The effective income tax rate for 2017 reflects compliance with the Tax Act offset by lower effective income tax rates as a result of our European operations. The effective income tax rate for 2016 reflects lower effective income tax rates as a result of our European operations.

Effective Income Tax Rate Reconciliation
	2018	2017	2016
United States federal statutory rate	21.0%	35.0%	35.0%
United States state and local income taxes, less federal deduction	0.4	1.2	1.7
Foreign income tax at rates other than 21%	(6.5)	(21.0)	(22.2)
Tax Cuts and Jobs Act of 2017 transition tax	2.2	38.0	—
Tax Cuts and Jobs Act of 2017 deferred tax changes	(0.6)	2.3	—
Tax related to repatriation of foreign earnings	0.5	—	(0.3)
Intellectual property transfer	(63.8)	—	—
Other	(4.0)	(4.9)	0.1
Effective income tax rate	(50.8)%	50.6%	14.3%
In December 2017 the Tax Act was signed into law in the United States. The law includes significant changes to the United States corporate income tax system, including a federal corporate rate reduction, limitations on the deductibility of certain expenses, and the transition of United States international taxation from a worldwide tax system to a territorial tax system. As part of the transition to a territorial tax system, the Tax Act requires taxpayers to calculate a one-time transition tax based on undistributed earnings of foreign subsidiaries. In 2017 and 2018 we recorded provisional amounts for certain enactment-date effects of the Tax Act by applying guidance in SAB 118 because we had not yet completed the enactment-date accounting for these effects.
We applied the guidance of SAB 118 when accounting for the enactment date effects of the Tax Act in 2017 and throughout 2018. As of December 31, 2017 we had not completed our accounting for all of the enactment-date income tax effects of the Tax Act for the following aspects: remeasurement of deferred tax assets and liabilities, transition tax, and tax on global intangible low-taxed income (GILTI).
Upon further analysis of the Tax Act and notices and regulations issued and proposed by the United States Department of Treasury and the Internal Revenue Service, we finalized our calculations and completed our accounting for the enactment-date income tax effects of the Tax Act in December 2018. We elected to pay our transition tax over the eight-year period provided by the Tax Act and adjusted our December 2017 provisional estimate. We adjusted our December 2017 transition tax provision by $51 which increased our effective income tax rate by 2.2%. We also adjusted our December 2017 provisional estimate for remeasuring our deferred tax assets and liabilities by $13. The deferred tax assets and liabilities adjustment decreased our effective income tax rate by 0.6%.
The Tax Act subjects a United States shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5 states that an entity can make an accounting policy election to either recognize deferred taxes related to GILTI or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI tax in the year the tax is incurred.

Earnings Before Income Taxes
	2018	2017	2016
United States	$509	$499	$542
International	1,847	1,564	1,379
Total	$2,356	$2,063	$1,921

Components of Income Tax Expense (Benefit)
Current income tax expense:	2018	2017	2016
United States federal	$178	$836	$94
United States state and local	30	38	50
International	177	133	176
Total current income tax expense	$385	$1,007	$320
Deferred income tax (benefit) expense:
United States federal	$(44)	$84	$(17)
United States state and local	(20)	(9)	(12)
International	(1,518)	(39)	(17)
Total deferred income tax (benefit) expense	$(1,582)	$36	$(46)
Total income tax (benefit) expense	$(1,197)	$1,043	$274
Interest and penalties included in other income (expense), net were expense of ($9), ($28) and ($1) in 2018, 2017 and 2016. The United States federal deferred income tax benefit (expense) includes the utilization of net operating loss carryforwards of $31, $32 and $28 in 2018, 2017 and 2016.

Deferred Income Tax Assets and Liabilities
Deferred income tax assets:	2018	2017
Inventories	$390	$480
Product-related liabilities	60	34
Other accrued expenses	222	204
Depreciation and amortization	1,504	—
State income taxes	70	46
Share-based compensation	47	46
Net operating loss carryforwards	134	52
Other	177	105
Total deferred income tax assets	$2,604	$967
Less valuation allowances	(66)	(49)
Net deferred income tax assets	$2,538	$918
Deferred income tax liabilities:
Depreciation and amortization	$(865)	$(598)
Undistributed earnings	(46)	(81)
Other	(3)	(3)
Total deferred income tax liabilities	$(914)	$(682)
Net deferred income tax assets	$1,624	$236
Reported as:
Noncurrent deferred income tax assets	$1,678	$283
Noncurrent liabilities—Other liabilities	(54)	(47)
Total	$1,624	$236
Accrued interest and penalties were $85 and $60 on December 31, 2018 and 2017 which were reported in current and non-current accrued expenses and other liabilities.
Net operating loss carryforwards totaling $606 on December 31, 2018 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States loss carryforwards of $489 expire through 2028. International loss carryforwards of $117 began to expire in 2018; however, some have no expiration. Of these carryforwards, $56 are subject to a full valuation allowance.

Dollar amounts in millions except per share amounts or as otherwise specified.	30

STRYKER CORPORATION 2018 FORM 10-K

We also have a tax credit carryforward of $55 with $52 being subject to a full valuation allowance. The credits with a full valuation allowance have no expiration; however, we do not anticipate generating income tax in excess of the credits in the foreseeable future.
We recorded a transition tax on undistributed foreign earnings as required by the Tax Act. No other provision was made for income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested. Determination of the total amount of unrecognized deferred income tax on undistributed earnings of foreign subsidiaries is not practicable.

Uncertain Income Tax Positions
	2018	2017
Beginning uncertain tax positions	$540	$287
Increases related to current year income tax positions	22	123
Increases related to prior year income tax positions	25	131
Decreases related to prior year income tax positions:
Settlements and resolutions of income tax audits	(37)	(9)
Statute of limitations expirations	(14)	(4)
Foreign currency translation	(8)	12
Ending uncertain tax positions	$528	$540
Reported as:
Noncurrent liabilities—Income taxes	528	540
Total	$528	$540
Our income tax expense would have been reduced by $521 and $232 on December 31, 2018 and 2017 had these uncertain income tax positions been favorably resolved. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next 12 months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including inventory transfer pricing, cost sharing, product royalty and foreign branch arrangements. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be resolved. Interest and penalties incurred associated with uncertain tax positions are included in other income (expense), net.
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
NOTE 12 - RETIREMENT PLANS
Defined Contribution Plans
We provide certain employees with defined contribution plans and other types of retirement plans. A portion of our retirement plan expense under the defined contribution plans is funded with Stryker common stock. The use of Stryker common stock represents a non-cash operating activity that is not reflected in our Consolidated Statements of Cash Flows.

	2018	2017	2016
Plan expense	$180	$181	$166
Expense funded with Stryker common stock	29	25	22
Stryker common stock held by plan:
Dollar amount	358	353	272
Shares (in millions)	2.3	2.3	2.3
Value as a percentage of total plan assets	12%	11%	11%
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

Components of Net Periodic Pension Cost
Net periodic benefit cost:	2018	2017	2016
Service cost	$(44)	$(42)	$(33)
Interest cost	(11)	(10)	(11)
Expected return on plan assets	12	11	10
Amortization of prior service credit	1	1	1
Recognized actuarial loss	(11)	(9)	(9)
Net periodic benefit cost	$(53)	$(49)	$(42)
Changes in assets and benefit obligations recognized in OCI:
Net actuarial gain (loss)	$11	$(25)	$(26)
Recognized net actuarial loss	10	9	9
Prior service (credit) cost and transition amount	(1)	(1)	(1)
Total recognized in other comprehensive income (loss)	$20	$(17)	$(18)
Total recognized in net periodic benefit cost and OCI	$(33)	$(66)	$(60)

Weighted-average rates used to determine net periodic benefit cost:
Discount rate	1.8%	1.8%	2.1%
Expected return on plan assets	3.3%	3.3%	3.6%
Rate of compensation increase	2.8%	2.8%	2.3%
Weighted-average discount rate used to determine projected benefit obligations	1.9%	1.8%	1.8%
Investment Strategy
The investment strategy for our defined benefit pension plans is to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.

Dollar amounts in millions except per share amounts or as otherwise specified.	31

STRYKER CORPORATION 2018 FORM 10-K

	2018	2017
Fair value of plan assets	$376	$370
Benefit obligations	(735)	(708)
Funded status	$(359)	$(338)
Reported as:
Current liabilities—accrued compensation	$(2)	$(2)
Noncurrent liabilities—other liabilities	(339)	(336)
Pre-tax amounts recognized in AOCI:
Unrecognized net actuarial loss	(168)	(189)
Unrecognized prior service credit	11	12
Total	$(157)	$(177)
The estimated net actuarial loss for the defined benefit pension plans to be reclassified from AOCI into net periodic benefit cost is $7 in 2019. The total estimated amortization of prior service credit and transition asset for the defined benefit pension plans to be reclassified from AOCI into net periodic benefit credit is $1 in 2019.

Change in Benefit Obligations
	2018	2017
Beginning projected benefit obligations	$708	$588
Service cost	44	42
Interest cost	11	10
Foreign exchange impact	(16)	60
Employee contributions	6	6
Actuarial (gains) losses	(1)	19
Acquisition	—	—
Benefits paid	(17)	(17)
Ending projected benefit obligations	$735	$708
Ending accumulated benefit obligations	$702	$675

Change in Plan Assets
	2018	2017
Beginning fair value of plan assets	$370	$308
Actual return	(2)	21
Employer contributions	22	23
Employee contributions	6	6
Foreign exchange impact	(6)	26
Acquisition	—	—
Benefits paid	(14)	(14)
Ending fair value of plan assets	$376	$370

Allocation of Plan Assets
	2019 Target	2018 Actual	2017 Actual
Equity securities	26%	26%	28%
Debt securities	45	46	45
Other	29	28	27
Total	100%	100%	100%

Valuation of Plan Assets
2018	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10	$—	$—	$10
Equity securities	20	85	—	105
Corporate debt securities	2	153	—	155
Other	7	43	56	106
Total	$39	$281	$56	$376
2017
Cash and cash equivalents	$4	$—	$—	$4
Equity securities	28	92	—	120
Corporate debt securities	2	148	—	150
Other	2	45	49	96
Total	$36	$285	$49	$370

Our Level 3 pension plan assets consist primarily of guaranteed investment contracts with insurance companies. The insurance contracts guarantee us principal repayment and a fixed rate of return. The $7 increase in Level 3 pension plan assets is primarily related to actual returns and acquired assets. We expect to contribute $25 to our defined benefit pension plans in 2019.

Estimated Future Benefit Payments
2019	2020	2021	2022	2023	2024-2028
$18	$17	$17	$18	$18	$106
NOTE 13 - SUMMARY OF QUARTERLY DATA (UNAUDITED)

2018 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$3,241	$3,322	$3,242	$3,796
Gross profit	2,137	2,190	2,155	2,456
Earnings before income taxes	542	623	534	657
Net earnings	443	452	590	2,068
Net earnings per share of common stock:
Basic	$1.18	$1.21	$1.58	$5.52
Diluted	$1.16	$1.19	$1.55	$5.44
Market price of common stock:
High	$170.00	$179.84	$177.76	$178.90
Low	$146.80	$153.76	$163.16	$144.75
Dividends declared per share of common stock	$0.47	$0.47	$0.47	$0.52
2017 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$2,955	$3,012	$3,006	$3,471
Gross profit	1,964	1,991	1,984	2,241
Earnings before income taxes	499	444	471	649
Net earnings	444	391	434	(249)
Net earnings per share of common stock:
Basic	$1.19	$1.04	$1.16	$(0.66)
Diluted	$1.17	$1.03	$1.14	$(0.66)
Market price of common stock:
High	$133.59	$145.62	$148.84	$160.62
Low	$116.50	$129.82	$137.70	$141.68
Dividends declared per share of common stock	$0.425	$0.425	$0.425	$0.47
NOTE 14 - SEGMENT AND GEOGRAPHIC DATA
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

Dollar amounts in millions except per share amounts or as otherwise specified.	32

STRYKER CORPORATION 2018 FORM 10-K

Segment Results
	2018	2017	2016
Orthopaedics	$4,991	$4,713	$4,422
MedSurg	$6,045	5,557	4,894
Neurotechnology & Spine	2,565	2,174	2,009
Net sales	$13,601	$12,444	$11,325
Orthopaedics	$350	$337	$317
MedSurg	285	315	249
Neurotechnology & Spine	176	142	140
Segment depreciation and amortization	$811	$794	$706
Corporate and Other	155	65	46
Total depreciation and amortization	$966	$859	$752
Orthopaedics	$1,804	$1,681	$1,602
MedSurg	1,444	1,228	1,087
Neurotechnology & Spine	700	631	559
Segment operating income	$3,948	$3,540	$3,248
Items not allocated to segments:
Corporate and Other	$(431)	$(402)	$(352)
Acquisition & integration-related charges	(123)	(64)	(131)
Amortization of intangible assets	(417)	(371)	(319)
Restructuring related-charges	(220)	(194)	(125)
Medical device regulations	(12)	—	—
Recall-related matters	(23)	(173)	(158)
Regulatory and legal matters	(185)	(39)	12
Consolidated operating income	$2,537	$2,297	$2,175

Segment Assets and Capital Spending
Assets:	2018	2017	2016
Orthopaedics	$8,873	$7,486	$7,048
MedSurg	10,417	9,759	8,553
Neurotechnology & Spine	7,260	4,105	4,129
Total segment assets	$26,550	$21,350	$19,730
Corporate and Other	679	847	705
Total assets	$27,229	$22,197	$20,435
Capital spending:
Orthopaedics	$134	$138	$153
MedSurg	217	194	129
Neurotechnology & Spine	31	50	25
Total segment capital spending	$382	$382	$307
Corporate and Other	190	216	183
Total capital spending	$572	$598	$490
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

Geographic Information
	Net Sales			Net Property, Plant and Equipment
	2018	2017	2016	2018	2017
United States	$9,848	$9,059	$8,230	$1,348	$1,102
Europe, Middle East, Africa	1,793	1,567	1,437	669	718
Asia Pacific	1,532	1,413	1,325	96	107
Other countries	428	405	333	178	48
Total	$13,601	$12,444	$11,325	$2,291	$1,975

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) (Exchange Act) as of December 31, 2018. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting during the fourth quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company's management assessed the effectiveness of our internal control over financial reporting on December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018. The Company's management excluded Entellus Medical, Inc. (Entellus) acquired on February 28, 2018 and

Dollar amounts in millions except per share amounts or as otherwise specified.	33

STRYKER CORPORATION 2018 FORM 10-K

K2M Group Holdings, Inc. (K2M) acquired on November 9, 2018 from its evaluation of internal control over financial reporting as of December 31, 2018. As of December 31, 2018 Entellus and K2M represented approximately 8.3% of our consolidated total assets and 1.0% of our consolidated net sales for 2018.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Stryker Corporation
Opinion on Internal Control over Financial Reporting
We have audited Stryker Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stryker Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Entellus Medical, Inc. and K2M Group Holdings, Inc. which are included in the December 31, 2018 consolidated financial statements of the Company and constituted 8.3% of total assets and 1.0% of net sales, respectively, as of, and for the year-ended, December 31, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Entellus Medical, Inc. and K2M Group Holdings, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of earnings and comprehensive income, shareholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 7, 2019 expressed an unqualified opinion thereon.
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
February 7, 2019

ITEM 9B.	OTHER INFORMATION.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our executive officers appears under the caption "Executive Officers" in Part I, Item 1 of this report.
Information regarding our directors and certain corporate governance and other matters appearing under the captions "Information About the Board of Directors and Corporate Governance Matters," "Proposal 1—Election of Directors," and "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance" in the 2019 proxy statement is incorporated herein by reference.
The Corporate Governance Guidelines adopted by our Board of Directors, as well as the charters of each of the Audit Committee, the Governance and Nominating Committee and the Compensation Committee and the Code of Ethics applicable to the principal executive officer, president, principal financial officer and principal accounting officer or controller or persons performing similar functions are posted on the "Investors—Corporate Governance" section of our website at www.stryker.com.

Dollar amounts in millions except per share amounts or as otherwise specified.	34

ITEM 11.	EXECUTIVE COMPENSATION.
Information regarding the compensation of our management appearing under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation of Directors" in the 2019 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the caption "Stock Ownership" in the 2019 proxy statement is incorporated herein by reference.
On December 31, 2018 we had an equity compensation plan under which options were granted at a price not less than fair market value at the date of grant and under which awards of restricted stock units (RSUs) and performance stock units (PSUs) were made. Options and RSUs were also awarded under a previous plan. Additional information regarding our equity compensation plans appears in Note 1 and Note 9 to our Consolidated Financial Statements. On December 31, 2018 we also had a stock performance incentive award program pursuant to which shares of our common stock were and may be issued to certain employees with respect to performance. The status of these plans, each of which were previously submitted to and approved by our shareholders, on December 31, 2018 is as follows:

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
2006 Long-Term Incentive Plan	3,708,137	$56.44	—
2008 Employee Stock Purchase Plan	N/A	N/A	4,749,789
2011 Long-Term Incentive Plan(1)	11,562,321	$112.38	33,077,550
2011 Performance Incentive Award Plan	N/A	N/A	332,505
Total			38,159,844.0
(1) The 2011 Long-Term Incentive Plan securities to be issued upon exercise includes 871,448 RSUs and 280,862 PSUs. The weighted average exercise prices does not take these awards into account.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption "Information About the Board of Directors and Corporate Governance Matters—Independent Directors" and "Information About the Board of Directors and Corporate Governance Matters—Certain Relationships and Related Party Transactions" in the 2019 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information under the caption "Proposal 2—Ratification of Appointment of Our Independent Registered Public Accounting Firm" in the 2019 proxy statement is incorporated herein by reference.

Dollar amounts in millions except per share amounts or as otherwise specified.	35

STRYKER CORPORATION 2018 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements
	The following Consolidated Financial Statements are set forth in Part II, Item 8 of this report.
	Report of Independent Registered Public Accounting Firm					16
	Consolidated Statements of Earnings for 2018, 2017, and 2016					17
	Consolidated Statements of Comprehensive Income for 2018, 2017, and 2016					17
	Consolidated Balance Sheets on 2018 and 2017					18
	Consolidated Statements of Shareholders’ Equity for 2018, 2017, and 2016					19
	Consolidated Statements of Cash Flows for 2018, 2017, and 2016					20
	Notes to Consolidated Financial Statements					21

(a) 2.	Financial Statement Schedules
	The Consolidated Financial Statement schedule of Stryker Corporation and its subsidiaries is:
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
			Additions	Deductions
	Description	Balance at Beginning of Period	Charged to Costs & Expenses	Uncollectible Amounts Written Off, Net of Recoveries	Effect of Changes in Foreign Currency Exchange Rates	Balance at End of Period
	DEDUCTED FROM ASSET ACCOUNTS
	Allowance for Doubtful Accounts:
	Year ended December 31, 2018	$59	$20	$14	$1	$64
	Year ended December 31, 2017	$56	$15	$14	$(2)	$59
	Year ended December 31, 2016	$61	$10	$14	$1	$56

All other schedules for which provision is made in the applicable accounting regulation of the U.S. Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) 3.	Exhibits

Dollar amounts in millions except per share amounts or as otherwise specified.	36

STRYKER CORPORATION 2018 FORM 10-K

FORM 10-K—ITEM 15(a) 3. AND ITEM 15(c)
STRYKER CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit 2—	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
(i)
Agreement, dated as of January 31, 2016, by and among Star Acquisition Sub Inc., Stryker Corporation, Sage Products Holdings II, LLC, Madison Dearborn Capital Partners VI-C, L.P., MDCP VI-C Sage Holdings, Inc., TG SP Holdings Corp., Madison Dearborn Partners VI-B, L.P., and MDP Sage Holdings, LLC. — Incorporated by reference to Exhibit 2(ii) to the Company’s Form 10-K for the year ended December 31, 2015 (Commission File No. 000-09165).

(ii)
Agreement and Plan of Merger, dated February 13, 2016, by and among Stryker Corporation, Computer Merger Sub Corp., Charger Holding Corp. and Bain Capital Partners, LP, solely in its capacity as the representative as set forth therein. — Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 13, 2016 (Commission File No. 000-09615).

(iii)
Agreement and Plan of Merger, dated as of August 29, 2018, by and among Stryker Corporation, Austin Merger Sub Corp. and K2M Group Holdings, Inc. — Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated August 29, 2018 (Commission File No. 000-09165).

Exhibit 3—	Articles of Incorporation and By-Laws
(i)	Restated Articles of Incorporation — Incorporated by reference to Exhibit 3(i) to the Company's Form 10-Q for the quarterly period ended September 30, 2018 (Commission File No. 00-09165).
(ii)	By-Laws — Incorporated by reference to Exhibit 3(ii) to the Company's Form 8-K dated October 28, 2008 (Commission File No. 000-09165).

Exhibit 4—
Instruments defining the rights of security holders, including indentures—We agree to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of Stryker Corporation and its subsidiaries not exceeding 10% of the total assets of Stryker Corporation and its consolidated subsidiaries is authorized.

(i)
Indenture, dated January 15, 2010, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated January 15, 2010 (Commission File No. 000-09165).

(ii)
Second Supplemental Indenture (including the form of 2020 note), dated January 15, 2010, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated January 15, 2010 (Commission File No. 000-09165).

(iii)
Fourth Supplemental Indenture (including the form of 2018 note) dated March 25, 2013, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated March 25, 2013 (Commission File No. 000-09165).

(iv)
Fifth Supplemental Indenture (including the form of 2043 note) dated March 25, 2013, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated March 25, 2013 (Commission File No. 000-09165).

(v)
Sixth Supplemental Indenture (including the form of 2024 note), dated May 1, 2014, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated May 1, 2014 (Commission File No. 000-09165).

(vi)
Seventh Supplemental Indenture (including the form of 2044 note), dated May 1, 2014, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated May 1, 2014 (Commission File No. 000-09165).

(vii)
Eighth Supplemental Indenture (including the form of 2025 note), dated October 29, 2015, between Stryker Corporation and U.S. Bank National association.—Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated October 29, 2015 (Commission File No. 000-09165).

(viii)
Ninth Supplemental Indenture (including the form of the note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association. — Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

(ix)
Tenth Supplemental Indenture (including the form of the note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association. — Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

(x)
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

(xiii)
Fourteenth Supplemental Indenture (including the form of the note), dated March 7, 2018, between Stryker Corporation and U.S. Bank National Association. — Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated March 7, 2018 (Commission File No. 000-09615).

(xiv)
Fifteenth Supplemental Indenture (including the form of the note), dated November 30, 2018, between Stryker Corporation and U.S. Bank National Association. — Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated November 27, 2018 (Commission File No. 000-09615).

(xv)
Sixteenth Supplemental Indenture (including the form of the note), dated November 30, 2018, between Stryker Corporation and U.S. Bank National Association. — Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated November 27, 2018 (Commission File No. 000-09615).

(xvi)
Seventeenth Supplemental Indenture (including the form of the note), dated November 30, 2018, between Stryker Corporation and U.S. Bank National Association. — Incorporated by reference to Exhibit 4.4 to the Company's Form 8-K dated November 27, 2018 (Commission File No. 000-09615).

(xvii)
Eighteenth Supplemental Indenture (including the form of the note), dated November 30, 2018, between Stryker Corporation and U.S. Bank National Association. — Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K dated November 27, 2018 (Commission File No. 000-09615).

37

STRYKER CORPORATION 2018 FORM 10-K

Exhibit 10—		Material contracts
(i)*
2011 Long-Term Incentive Plan (as amended effective February 6, 2018) — Incorporated by reference to Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 2017 (Commission File No. 000-09165).

(ii)*	†	Form of grant notice and terms and conditions for stock options granted in 2019 under the 2011 Long-Term Incentive Plan.
(iii)*	†	Form of grant notice and terms and conditions for restricted stock units granted in 2019 under the 2011 Long-Term Incentive Plan.
(iv)*	†	Form of grant notice and terms and conditions for performance stock units granted in 2019 under the 2011 Long-Term Incentive Plan.
(v)*
2006 Long-Term Incentive Plan (as amended effective February 7, 2017)— Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

(vi)*
Form of grant notice and terms and conditions for stock options granted in 2018 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-K for the year ended December 31, 2017 (Commission File No. 000-09165).

(vii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2018 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(iii) to the Company’s Form 10-K for the year ended December 31, 2017 (Commission File No. 000-09165).

(viii)*
Form of grant notice and terms and conditions for performance stock units granted in 2018 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(iv) to the Company’s Form 10-K for the year ended December 31, 2017 (Commission File No. 000-09165).

(ix)*
Form of grant notice and terms and conditions for stock options granted in 2017 under the 2011 Long-Term Incentive Plan— Incorporated by reference to Exhibit 10(iv) to the Company's Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

(x)*
Form of grant notice and terms and conditions for restricted stock units granted in 2017 under the 2011 Long-Term Incentive Plan— Incorporated by reference to Exhibit 10(v) to the Company's Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

(xi)*
Form of grant notice and terms and conditions for performance stock units granted in 2017 under the 2011 Long-Term Incentive Plan— Incorporated by reference to Exhibit 10(vi) to the Company's Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

(xii)*
Form of grant notice and terms and conditions for stock options and restricted stock units granted in 2017 under the 2011 Long-Term Incentive Plan to non-employee directors— Incorporated by reference to Exhibit 10(vi) to the Company's Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

(xiii)*
Form of grant notice and terms and conditions for stock options granted in 2016 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iii) to the Company's Form 10-K for the year ended December 31, 2015 (Commission File No. 000-09165).

(xiv)*
Form of grant notice and terms and conditions for restricted stock units granted in 2016 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iv) to the Company's Form 10-K for the year ended December 31, 2015 (Commission File No. 000-09165).

(xv)*
Form of grant notice and terms and conditions for performance stock units granted in 2016 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(v) to the Company's Form 10-K for the year ended December 31, 2015 (Commission File No. 000-09165).

(xvi)*
Form of grant notice and terms and conditions for stock options and restricted stock units granted in 2016 under the 2011 Long-Term Incentive Plan to non-employee directors—Incorporated by reference to Exhibit 10(vi) to the Company's Form 10-K for the year ended December 31, 2015 (Commission File No. 000-09165).

(xvii)*
Form of grant notice and terms and conditions for stock options granted in 2015 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iii) to the Company's Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(xviii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2015 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(iv) to the Company's Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(xix)*
Form of grant notice and terms and conditions for performance stock units granted in 2015 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(v) to the Company's Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(xx)*
Form of grant notice and terms and conditions for stock options and restricted stock units granted in 2015 under the 2011 Long-Term Incentive Plan to non-employee directors—Incorporated by reference to Exhibit 10.vi to the Company's Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(xxi)*
Supplemental Savings and Retirement Plan (as amended effective January 1, 1995)—Incorporated by reference to Exhibit 10(iii) to the Company's Form 10-K for the year ended December 31, 1994 (Commission File No.000-09165).

(xxii)*		Stryker Corporation Executive Bonus Plan—Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(xxiii)		Form of Indemnification Agreement for Directors—Incorporated by reference to Exhibit 10 (xiv) to the Company's Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxiv)		Form of Indemnification Agreement for Certain Officers—Incorporated by reference to Exhibit 10 (xv) to the Company's Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxv)
Settlement Agreement between Howmedica Osteonics Corp. and the counsel listed on the signature pages thereto, dated as of November 3, 2014 (Rejuvenate and ABF II Hip Implant Products Liability Litigation)—Incorporated by reference to Exhibit 10xxiii to the Company's Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(xxvi)*		Letter Agreement between Stryker Corporation and Glenn Boehnlein—Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated January 22, 2016 (Commission File No. 000-09165).
(xxvii)*
Credit Agreement, dated as of August 19, 2016, among Stryker Corporation and certain subsidiaries, as designated borrowers; the lenders party thereto; and Bank of America, N.A., as administrative agent—Incorporated by reference to Exhibit 4.1 to the Company’s 8-K dated August 19, 2016 (Commission File No. 000-09165).

(xxviii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2018 under the 2011 Long-Term Incentive Plan to non-employee directors—Incorporated by reference to Exhibit 10(ii) to the Company’s Form 10-Q for the quarterly period ended June 30, 2018 (Commission File No. 000-09165).

38

STRYKER CORPORATION 2018 FORM 10-K

(xxix)*		Letter Agreement between Stryker Corporation and Lonny Carpenter—Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 2, 2018 (Commission File No. 000-09165).
(xxx)*		Letter Agreement between Stryker Corporation and David K. Floyd—Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 6, 2018 (Commission File No. 000-09165).

Exhibit 21—		Subsidiaries of the registrant
(i)	†	List of Subsidiaries.

Exhibit 23—		Consent of experts and counsel
(i)	†	Consent of Independent Registered Public Accounting Firm.

Exhibit 31—		Rule 13a-14(a) Certifications
(i)	†	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	†	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 32—		18 U.S.C. Section 1350 Certifications
(i)	†	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	†	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 101—		XBRL (Extensible Business Reporting Language) Documents
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.DEF		XBRL Definition Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document

*	Compensation arrangement

†	Furnished with this Form 10-K

©
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Stryker hereby agrees to furnish supplementally a copy of any omitted schedule upon request by the U.S. Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY.
None.

39

STRYKER CORPORATION 2018 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
STRYKER CORPORATION

Date: February 7, 2019                         /s/ GLENN S. BOEHNLEIN
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

/s/ WILLIAM E. BERRY JR.
William E. Berry, Jr.
Vice President, Corporate Controller
(Principal Accounting Officer)

/s/ MARY K. BRAINERD	/s/ SHERILYN S. MCCOY
Mary K. Brainerd	Sherilyn S. McCoy
Director	Director

/s/ SRIKANT M. DATAR	/s/ ANDREW K. SILVERNAIL
Srikant M. Datar, Ph.D.	Andrew K. Silvernail
Director	Director

/s/ LOUISE L. FRANCESCONI	/s/ RONDA E. STRYKER
Louise L. Francesconi	Ronda E. Stryker
Director	Director

/s/ ALLAN C. GOLSTON	/s/ RAJEEV SURI
Allan C. Golston	Rajeev Suri
Director	Director

40