Form 10-Q
period 2019-03-31
STRYKER CORP
filed 2019-04-24
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [ ]    NO [X]
There were 373,810,085 shares of Common Stock, $0.10 par value, on March 31, 2019.

STRYKER CORPORATION	2019 First Quarter Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months
	2019	2018
Net sales	$3,516	$3,241
Cost of sales	1,233	1,104
Gross profit	$2,283	$2,137
Research, development and engineering expenses	225	204
Selling, general and administrative expenses	1,403	1,236
Recall charges	13	4
Amortization of intangible assets	114	102
Total operating expenses	$1,755	$1,546
Operating income	$528	$591
Other income (expense), net	(48)	(49)
Earnings before income taxes	$480	$542
Income taxes	68	99
Net earnings	$412	$443

Net earnings per share of common stock:
Basic	$1.10	$1.18
Diluted	$1.09	$1.16

Weighted-average shares outstanding (in millions):
Basic	373.3	374.0
Effect of dilutive employee stock options	6.0	6.7
Diluted	379.3	380.7

Cash dividends declared per share of common stock	$0.52	$0.47
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months
	2019	2018
Net earnings	$412	$443
Other comprehensive income (loss), net of tax:
Marketable securities	1	(1)
Pension plans	(4)	(6)
Unrealized gains (losses) on designated hedges	(16)	15
Financial statement translation	85	35
Total other comprehensive income (loss), net of tax	$66	$43
Comprehensive income	$478	$486

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2019 First Quarter Form 10-Q

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,674	$3,616
Marketable securities	84	83
Accounts receivable, less allowance of $67 ($64 in 2018)	2,284	2,332
Inventories:
Materials and supplies	608	606
Work in process	178	149
Finished goods	2,278	2,200
Total inventories	$3,064	$2,955
Prepaid expenses and other current assets	782	747
Total current assets	$7,888	$9,733
Property, plant and equipment:
Land, buildings and improvements	1,021	1,041
Machinery and equipment	3,321	3,236
Total property, plant and equipment	$4,342	$4,277
Less accumulated depreciation	2,045	1,986
Property, plant and equipment, net	$2,297	$2,291
Goodwill	8,710	8,563
Other intangibles, net	4,240	4,163
Noncurrent deferred income tax assets	1,631	1,678
Other noncurrent assets	1,171	801
Total assets	$25,937	$27,229

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$619	$646
Accrued compensation	531	917
Income taxes payable	154	158
Dividend payable	192	192
Accrued expenses and other liabilities	1,696	1,521
Current maturities of debt	521	1,373
Total current liabilities	$3,713	$4,807
Long-term debt, excluding current maturities	7,950	8,486
Income taxes	1,218	1,228
Other noncurrent liabilities	1,363	978
Total liabilities	$14,244	$15,499
Shareholders' equity
Common stock, $0.10 par value	37	37
Additional paid-in capital	1,538	1,559
Retained earnings	10,683	10,765
Accumulated other comprehensive loss	(565)	(631)
Total shareholders' equity	$11,693	$11,730
Total liabilities and shareholders' equity	$25,937	$27,229

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2019 First Quarter Form 10-Q

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Three Months 2019		Three Months 2018
	Shares	Amount	Shares	Amount
Common stock
Beginning	374.4	$37	374.4	$37
Issuance of common stock under stock option and benefit plans	1.3	—	1.2	—
Repurchase of common stock	(1.9)	—	(1.9)	—
Ending	373.8	$37	373.7	$37
Additional paid-in capital
Beginning		$1,559		$1,496
Issuance of common stock under stock option and benefit plans		(48)		(32)
Repurchase of common stock		(8)		(7)
Share-based compensation		35		29
Ending		$1,538		$1,486
Retained earnings
Beginning		$10,765		$8,986
Cumulative effect of accounting changes		—		(759)
Net earnings		412		443
Repurchase of common stock		(299)		(293)
Cash dividends declared		(195)		(176)
Ending		$10,683		$8,201
Accumulated other comprehensive (loss) income
Beginning		$(631)		$(553)
Other comprehensive income (loss)		66		43
Ending		$(565)		$(510)
Total Stryker shareholders' equity		$11,693		$9,214
Non-controlling interest
Beginning		$—		$14
Interest purchased		—		(6)
Net earnings attributable to noncontrolling interest		—		—
Foreign currency exchange translation adjustment		—		1
Ending		$—		$9
Total shareholders' equity		$11,693		$9,223

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2019 First Quarter Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	2019	2018
Operating activities
Net earnings	$412	$443
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	76	74
Amortization of intangible assets	114	102
Share-based compensation	35	29
Recall charges	13	4
Sale of inventory stepped-up to fair value at acquisition	24	3
Changes in operating assets and liabilities:
Accounts receivable	50	139
Inventories	(139)	(144)
Accounts payable	(12)	33
Accrued expenses and other liabilities	(166)	(306)
Recall-related payments	(20)	(28)
Income taxes	9	48
Other, net	(83)	(100)
Net cash provided by operating activities	$313	$297
Investing activities
Acquisitions, net of cash acquired	(180)	(704)
Purchases of marketable securities	(20)	(77)
Proceeds from sales of marketable securities	19	53
Purchases of property, plant and equipment	(122)	(121)
Net cash used in investing activities	$(303)	$(849)
Financing activities
Proceeds and payments on short-term borrowings, net	(12)	99
Proceeds from issuance of long-term debt	—	595
Payments on long-term debt	(1,341)	—
Dividends paid	(195)	(176)
Repurchases of common stock	(307)	(300)
Cash paid for taxes from withheld shares	(97)	(75)
Payments to purchase noncontrolling interest	—	(5)
Other financing, net	5	7
Net cash (used in) provided by financing activities	$(1,947)	$145
Effect of exchange rate changes on cash and cash equivalents	(5)	44
Change in cash and cash equivalents	$(1,942)	$(363)
Cash and cash equivalents at beginning of period	3,616	2,542
Cash and cash equivalents at end of period	$1,674	$2,179

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2019 First Quarter Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries (the "Company," "we," us" or "our") on March 31, 2019 and the results of operations for the three months 2019. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2018.
Certain prior year amounts have been reclassified to conform with current year presentation in our Consolidated Statements of Cash Flows.
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
Accounting Pronouncements Recently Adopted
On January 1, 2019 we adopted ASU 2016-02, Leases, and related amendments (ASC 842), which require lease assets and liabilities to be recorded on the balance sheet for leases with terms greater than twelve months. Refer to Note 6 for further information.
On January 1, 2019 we adopted ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies hedge accounting guidance, as well as improves presentation and disclosure to align the economic effects of risk management strategies in the financial statements. The adoption of this update did not have a material impact on our Consolidated Financial Statements.
NOTE 2 - REVENUE RECOGNITION
Our policies for recognizing sales have not changed from those described in our Annual Report on Form 10-K for 2018.
We disaggregate our net sales by product line and geography for each of our segments as we believe it best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.

Net Sales by Product Line
	Three Months
	2019	2018
Orthopaedics:
Knees	$439	$419
Hips	336	331
Trauma and Extremities	396	389
Other	79	77
	$1,250	$1,216
MedSurg:
Instruments	$478	$412
Endoscopy	470	444
Medical	531	511
Sustainability	65	60
	$1,544	$1,427
Neurotechnology and Spine:
Neurotechnology	$465	$410
Spine	257	188
	$722	$598
Total	$3,516	$3,241

Net Sales by Geography
	Three Months 2019		Three Months 2018
	United States	International	United States	International
Orthopaedics:
Knees	$320	$119	$301	$118
Hips	213	123	205	126
Trauma and Extremities	254	142	245	144
Other	63	16	63	14
	$850	$400	$814	$402
MedSurg:
Instruments	$381	$97	$316	$96
Endoscopy	376	94	349	95
Medical	416	115	381	130
Sustainability	64	1	60	—
	$1,237	$307	$1,106	$321
Neurotechnology and Spine:
Neurotechnology	$297	$168	$256	$154
Spine	195	62	138	50
	$492	$230	$394	$204
Total	$2,579	$937	$2,314	$927

Contract Assets and Liabilities
On March 31, 2019 there were no contract assets recorded on our Consolidated Balance Sheets.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $331 and $327 on March 31, 2019 and December 31, 2018.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2019 First Quarter Form 10-Q

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2019	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(4)	$(137)	$50	$(540)	$(631)
OCI	1	(6)	(19)	94	70
Income taxes	—	1	6	(9)	(2)
Reclassifications to:
Cost of sales	—	—	(2)	—	(2)
Other expense	—	1	—	—	1
Income taxes	—	—	(1)	—	(1)
Net OCI	$1	$(4)	$(16)	$85	$66
Ending	$(3)	$(141)	$34	$(455)	$(565)

Three Months 2018	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(4)	$(134)	$28	$(443)	$(553)
OCI	(1)	(10)	21	23	33
Income taxes	—	1	(5)	12	8
Reclassifications to:
Cost of sales	—	—	(1)	—	(1)
Other expense	—	2	—	—	2
Income taxes	—	1	—	—	1
Net OCI	$(1)	$(6)	$15	$35	$43
Ending	$(5)	$(140)	$43	$(408)	$(510)
NOTE 4 - DERIVATIVE INSTRUMENTS
Foreign Currency Hedges
We use operational and economic hedges, foreign currency exchange forward contracts, net investment hedges (both derivative and non-derivative financial instruments) and interest rate derivative instruments to manage the impact of currency exchange and interest rate fluctuations on earnings and cash flow. We do not enter into derivative instruments for speculative purposes. We have not changed our hedging strategies, accounting practices or objectives from those disclosed in our Annual Report on Form 10-K for 2018.

March 2019	Designated	Non-Designated	Total
Gross notional amount	$844	$4,529	$5,373
Maximum term in days			586
Fair value:
Other current assets	$8	$100	$108
Other noncurrent assets	—	16	16
Other current liabilities	(12)	(5)	(17)
Other noncurrent liabilities	(1)	—	(1)
Total fair value	$(5)	$111	$106

December 2018	Designated	Non-Designated	Total
Gross notional amount	$870	$5,466	$6,336
Maximum term in days			586
Fair value:
Other current assets	$15	$28	$43
Other noncurrent assets	1	33	34
Other current liabilities	(5)	(15)	(20)
Other noncurrent liabilities	—	—	—
Total fair value	$11	$46	$57
On March 31, 2019 the total after tax amount in AOCI related to our designated net investment hedges was $11. We evaluate the effectiveness of our net investment hedges quarterly. We have not recognized any ineffectiveness in 2019.
We are exposed to credit loss in the event of nonperformance by our counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum loss exposure is the asset balance of the instrument.
Net Currency Exchange Rate Gains (Losses)

	Three Months
Recorded in:	2019	2018
Cost of sales	$2	$1
Other income (expense), net	(2)	(2)
Total	$—	$(1)
Pretax gains (losses) on derivatives designated as hedges recorded in AOCI that are expected to be reclassified to earnings within 12 months of the balance sheet date are ($3) and $13 on March 31, 2019 and December 31, 2018. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There were de minimis ineffective portions of derivatives, which are included in the table above.
Interest Rate Risk
On March 31, 2019 there are no open cash flow or fair value interest rate hedges.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2018.
There were no significant transfers into or out of any level in 2019.

Assets Measured at Fair Value	March	December
	2019	2018
Cash and cash equivalents	$1,674	$3,616
Trading marketable securities	132	118
Level 1 - Assets	$1,806	$3,734
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$36	$38
United States agency debt securities	10	11
United States Treasury debt securities	28	23
Certificates of deposit	10	11
Total available-for-sale marketable securities	$84	$83
Foreign currency exchange forward contracts	124	77
Level 2 - Assets	$208	$160
Total assets measured at fair value	$2,014	$3,894

Liabilities Measured at Fair Value	March	December
	2019	2018
Deferred compensation arrangements	$132	$118
Level 1 - Liabilities	$132	$118
Foreign currency exchange forward contracts	$18	$20
Level 2 - Liabilities	$18	$20
Contingent consideration:
Beginning	$117	$32
Additions	128	77
Change in estimate	—	15
Settlements	(1)	(7)
Ending	$244	$117
Level 3 - Liabilities	$244	$117
Total liabilities measured at fair value	$394	$255

Fair Value of Available for Sale Securities by Maturity
	March 2019	December 2018
Due in one year or less	$42	$51
Due after one year through three years	$42	$32
On March 31, 2019 and December 31, 2018 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income recorded in other income (expense), net, was $39 and $23 in the three months 2019 and 2018.

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2019 First Quarter Form 10-Q

Our investments in available-for-sale marketable securities had a minimum credit quality rating of A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired on March 31, 2019. On March 31, 2019 the majority of our investments with unrealized losses that were not deemed to be other-than-temporarily impaired were in a continuous unrealized loss position for less than twelve months, and the losses were not material.

Securities in a Continuous Unrealized Loss Position
	Number of Investments	Fair Value
Corporate and asset-backed	29	$13
United States agency	6	8
United States Treasury	13	12
Certificates of deposit	1	1
Total	49	$34
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
In 2010 we filed a lawsuit in federal court against Zimmer Biomet Holdings, Inc. (Zimmer), alleging that a Zimmer product infringed on three of our patents. In 2013 following a jury trial favorable to us, the trial judge entered a final judgment that, among other things, awarded us damages of $76 and ordered Zimmer to pay us enhanced damages. Zimmer appealed this ruling. In December 2014 the Federal Circuit affirmed the damages awarded to us, reversed the order for enhanced damages and remanded the issue of attorney fees to the trial court. In May 2015 the trial court entered a stipulated judgment that, among other things, required Zimmer to pay us the base amount of damages and interest, while the issues of enhanced damages and attorney fees continue to be pursued. In June 2015 we recorded a $54 gain, net of legal costs, which was recorded within selling, general and administrative expenses. On June 13, 2016 the United States Supreme Court vacated the decision of the Federal Circuit that reversed our judgment for enhanced damages and remanded the case to the Federal Circuit to reconsider the issue. On September 12, 2016 the Federal Circuit issued an opinion that, among other things, remanded the issue of enhanced damages to the trial court. On July 12, 2017 the trial court reaffirmed its award of enhanced damages and entered a judgment of $164 in our favor. Zimmer appealed, and on December 10, 2018 the Federal Circuit affirmed the decision. Zimmer filed a petition on January 23, 2019 to seek a rehearing of this ruling by the entire Federal Circuit. On March 19, 2019 the Federal Circuit denied Zimmer’s petition for a rehearing. Zimmer conditionally paid us $167 while it considers its options for additional appeals. Zimmer's opportunity for further appeals expires on June 17, 2019.
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
We have incurred, and expect to incur in the future, costs associated with the settlement of these matters. Based on the information that has been received, we have estimated the remaining range of probable loss to resolve these matters globally to be approximately $250 to $470. We have recorded charges to earnings representing the minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly, the ultimate cost to entirely resolve these matters globally may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.
Leases
We lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. We evaluate our contracts to identify leases, which is generally if there is an identified asset and we have the right to direct the use of and obtain substantially all of the economic benefit from the use of the identified asset. Certain of our lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvement funding or other lease concessions. We recognize our minimum rental expense on a straight-line basis over the term of the lease beginning with the date of initial control of the asset. With the adoption of ASC 842 we recognized all leases with terms greater than twelve months in duration on our Consolidated Balance Sheets as right-of-use assets and lease liabilities of approximately $350 as of January 1, 2019. We adopted the standard using the prospective approach and did not retrospectively apply to prior periods. Right-of-use assets are recorded in Other noncurrent assets on our Consolidated Balance Sheets. Current and non-current lease liabilities are recorded in Accrued expenses and other liabilities and Other noncurrent liabilities, respectively, on our Consolidated Balance Sheets.

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2019 First Quarter Form 10-Q

We have made certain assumptions and judgments when applying ASC 842, the most significant of which are:

•
We elected the package of practical expedients available for transition which allow us to not reassess whether expired or existing contracts contain leases under the new definition of a lease, lease classification for expired or existing leases and whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

•	We did not elect to use hindsight when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.

•	For all asset classes, we elected to not recognize a right-of-use asset and lease liability for short-term leases.

•
For all asset classes, we elected to not separate non-lease components from lease components to which they relate and have accounted for the combined lease and non-lease components as a single lease component.

•
The determination of the discount rate used in a lease is our incremental borrowing rate which is based on what we would normally pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments.

Leases	March
2019
Right-of-use assets	$355
Lease liabilities, current	89
Lease liabilities, non-current	258

Other information
Weighted-average remaining lease term	5.5 years
Weighted-average discount rate	3.63%

Three Months 2019
Operating lease cost	$34
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. Cash paid for acquisitions, net of cash acquired, was $180 and $704 in the three months 2019 and 2018. Acquisition and integration related charges, including the amortization of inventory stepped up to fair value, was $138 and $17 in the three months 2019 and 2018.
In March 2019 we completed the acquisition of OrthoSpace, Ltd. for total cash consideration of $110 with future milestone payments of up to an additional $110. OrthoSpace is a medical device company specializing in orthopaedic biodegradable technology for the treatment of irreparable rotator cuff tears.
In November 2018 we completed the acquisition of K2M Group Holdings, Inc. (K2M) for $27.50 per share, or an aggregate purchase price of approximately $1,380. K2M is a global leader of complex spine and minimally invasive solutions focused on achieving three-dimensional Total Body Balance. K2M is part of our Spine business within Neurotechnology and Spine. Goodwill attributable to the acquisition is not deductible for tax purposes.
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

Goodwill attributable to the acquisition is not deductible for tax purposes.
The purchase price allocation for K2M is preliminary and is based on estimates and assumptions that are subject to change within the measurement period. The purchase price allocation for the acquisition of Entellus was completed in the three months 2019.

Purchase Price Allocation of Acquired Net Assets
	2018
	K2M	Entellus
Tangible assets:
Accounts receivable	$67	$17
Inventory	136	14
Other assets	118	62
Contingent consideration	—	(79)
Other liabilities	(247)	(76)
Intangible assets:
Customer relationship	34	33
Distributor relationship	1	—
Trade name	10	—
Developed technology and patents	473	261
Internally developed software	2	—
Goodwill	786	465
Purchase price, net of cash acquired	$1,380	$697
Weighted-average life of intangible assets	14	16

Estimated Amortization Expense
Remainder of 2019	2020	2021	2022	2023
$333	$422	$409	$401	$381

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2019 First Quarter Form 10-Q

NOTE 8 - DEBT AND CREDIT FACILITIES
In January 2019 we repaid $500 of our senior unsecured notes with a coupon of 1.800% that were due on January 15, 2019. In March 2019 we repaid $750 of our senior unsecured notes with a coupon of 2.000% that were due on March 8, 2019. Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On March 31, 2019 there were no amounts outstanding under our commercial paper program.
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on March 31, 2019.

Summary of Total Debt		March 2019	December 2018
Senior unsecured notes:
Rate	Due
1.800%	January 15, 2019	$—	$500
2.000%	March 8, 2019	—	750
4.375%	January 15, 2020	499	499
Variable	November 30, 2020	338	343
2.625%	March 15, 2021	748	747
1.125%	November 30, 2023	618	627
3.375%	May 15, 2024	585	584
3.375%	November 1, 2025	746	746
3.500%	March 15, 2026	990	990
2.125%	November 30, 2027	840	853
3.650%	March 7, 2028	595	595
2.625%	November 30, 2030	722	733
4.100%	April 1, 2043	391	391
4.375%	May 15, 2044	395	395
4.625%	March 15, 2046	980	980
Other		24	126
Total debt		$8,471	$9,859
Less current maturities of debt		521	1,373
Total long-term debt		$7,950	$8,486

Unamortized debt issuance costs		$48	$50
Available borrowing capacity		$1,562	$1,548
Fair value of senior unsecured notes		$8,855	$9,746
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all our debt is classified within Level 2 of the fair value hierarchy.
NOTE 9 - INCOME TAXES
Our effective tax rates were 14.2% and 18.3% in the three months 2019 and 2018. The decrease in the effective tax rate was primarily due to excess tax benefit from stock option exercises.

NOTE 10 - SEGMENT INFORMATION

	Three Months
	2019	2018
Orthopaedics	$1,250	$1,216
MedSurg	1,544	1,427
Neurotechnology and Spine	722	598
Net sales	$3,516	$3,241
Orthopaedics	$437	$429
MedSurg	377	301
Neurotechnology and Spine	199	178
Segment operating income	$1,013	$908
Items not allocated to segments:
Corporate and other	(132)	(99)
Acquisition and integration-related charges	(138)	(17)
Amortization of intangible assets	(114)	(102)
Restructuring-related charges	(56)	(63)
Medical device regulations	(7)	—
Recall-related matters	(13)	(4)
Regulatory and legal matters	(25)	(32)
Consolidated operating income	$528	$591
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2018.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2019 First Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview of the Three Months
In the three months 2019 we achieved sales growth of 8.5%. Excluding the impact of acquisitions sales grew 7.3% in constant currency. We reported operating income margin of 15.0%, net earnings of $412 and net earnings per diluted share of $1.09.

Excluding the impact of certain items, we expanded adjusted operating income margin 10 basis points to 25.1%, with adjusted net earnings(1) of $714 and growth of 11.9% in adjusted net earnings per diluted share(1).
Recent Developments
In January 2019 we repaid $500 of our senior unsecured notes with a coupon of 1.800% that were due on January 15, 2019. In March 2019 we repaid $750 of our senior unsecured notes with a coupon of 2.000% that were due on March 8, 2019.
In the three months 2019 we completed two acquisitions for total cash consideration of $180 with future milestone payments due upon the achievement of certain clinical and sales milestones.
In the three months 2019 we repurchased 1.9 million shares of our common stock at a cost of $307 under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of March 31, 2019.
On January 1, 2019 we adopted ASU 2016-02, Leases, and related amendments (ASC 842), which require lease assets and liabilities to be recorded on the balance sheet for leases with terms greater than twelve months. Refer to Note 6 for further information. The adoption of this update did not have a material impact on our Consolidated Financial Statements.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months
			Percent Net Sales		Percentage
	2019	2018	2019	2018	Change
Net sales	$3,516	$3,241	100.0%	100.0%	8.5%
Gross profit	2,283	2,137	64.9	65.9	6.8
Research, development and engineering expenses	225	204	6.4	6.3	10.3
Selling, general and administrative expenses	1,403	1,236	39.9	38.1	13.5
Recall charges	13	4	0.4	0.1	225.0
Amortization of intangible assets	114	102	3.2	3.1	11.8
Other income (expense), net	(48)	(49)	(1.4)	(1.5)	(2.0)
Income taxes	68	99			(31.3)
Net earnings	$412	$443	11.7%	13.7%	(7.0)%

Net earnings per diluted share	$1.09	$1.16			(6.0)%
Adjusted net earnings per diluted share(1)	$1.88	$1.68			11.9%

Geographic and Segment Net Sales	Three Months
			Percentage Change
	2019	2018	As Reported	Constant Currency
Geographic:
United States	$2,579	$2,314	11.5%	11.5%
International	937	927	1.1	8.3
Total	$3,516	$3,241	8.5%	10.6%
Segment:
Orthopaedics	$1,250	$1,216	2.8%	5.1%
MedSurg	1,544	1,427	8.2	10.0
Neurotechnology and Spine	722	598	20.7	23.2
Total	$3,516	$3,241	8.5%	10.6%

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2019 First Quarter Form 10-Q

Supplemental Net Sales Growth Information
	Three Months
			Percentage Change
					United States	International
	2019	2018	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$439	$419	4.9%	7.0%	6.6%	0.5%	8.1%
Hips	336	331	1.5	4.1	4.0	(2.4)	4.4
Trauma and Extremities	396	389	1.7	4.1	3.4	(1.2)	5.4
Other	79	77	2.1	3.5	(0.3)	12.5	21.4
	$1,250	$1,216	2.8%	5.1%	4.4%	(0.6)%	6.5%
MedSurg:
Instruments	$478	$412	16.1%	18.0%	20.6%	1.2%	8.9%
Endoscopy	470	444	5.7	7.5	7.5	(1.0)	7.5
Medical	531	511	4.0	5.8	9.2	(11.2)	(4.6)
Sustainability	65	60	9.0	9.0	8.4	117.6	128.2
	$1,544	$1,427	8.2%	10.0%	11.9%	(4.4)%	3.1%
Neurotechnology and Spine:
Neurotechnology	$465	$410	13.6%	16.1%	16.0%	9.5%	16.2%
Spine	257	188	36.3	38.6	40.9	23.6	32.0
	$722	$598	20.7%	23.2%	24.7%	12.9%	20.1%
Total	$3,516	$3,241	8.5%	10.6%	11.5%	1.1%	8.3%

Consolidated Net Sales
Consolidated net sales increased 8.5% in the three months 2019 as reported and 10.6% in constant currency, as foreign currency exchange rates negatively impacted net sales by 2.1%. Excluding the 3.3% impact of acquisitions, net sales in constant currency increased by 8.7% from unit volume partially offset by 1.4% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, instruments, knee, hip, medical and endoscopy products.
Orthopaedics Net Sales
Orthopaedics net sales increased 2.8% in the three months 2019 as reported and 5.1% in constant currency, as foreign currency exchange rates negatively impacted net sales by 2.3%. Net sales in constant currency increased by 7.1% from unit volume partially offset by 2.1% due to lower prices. The unit volume increase was primarily due to higher shipments of knee, hip and trauma and extremities products.
MedSurg Net Sales
MedSurg net sales increased 8.2% in the three months 2019 as reported and 10.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.8%. Excluding the 1.1% impact of acquisitions, net sales in constant currency increased by 9.9% from unit volume partially offset by 1.0% due to lower prices. The unit volume increase was primarily due to higher shipments of instruments, medical and endoscopy products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales increased 20.7% in the three months 2019 as reported and 23.2% in constant currency, as foreign currency exchange rates negatively impacted net sales by 2.5%. Excluding the 15.4% impact of acquisitions, net sales in constant currency increased by 8.9% from unit volume partially offset by 1.1% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Gross Profit
Gross profit as a percentage of sales in the three months 2019 decreased to 64.9% from 65.9% in 2018. Excluding the impact of the items noted below, gross profit decreased to 65.8% of sales in the three months 2019 from 66.3% in 2018 primarily due to lower selling prices and product mix, partially offset by increases due to leverage from higher sales volumes.

			Percent Net Sales
Three Months	2019	2018	2019	2018
Reported	$2,283	$2,137	64.9%	65.9%
Inventory stepped up to fair value	24	6	0.7	0.2
Restructuring-related and other charges	5	5	0.2	0.2
Medical device regulations	—	1	—	—
Adjusted	$2,312	$2,149	65.8%	66.3%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $21 or 10.3% to 6.4% of sales in the three months 2019 from 6.3% in 2018. Projects to develop new products, investments in new technologies and recent acquisitions contributed to the increased spending levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $167 or 13.5% in the three months 2019 and increased as a percentage of sales to 39.9% from 38.1% in 2018. Excluding the impact of the items noted below, expenses decreased to 34.5% of sales in 2019 from 35.0% in 2018, primarily due to leverage from higher sales volumes, continued focus on our operating expense improvement initiatives, partially offset by the leverage from recent acquisitions.

			Percent Net Sales
Three Months	2019	2018	2019	2018
Reported	$1,403	$1,236	39.9%	38.1%
Other acquisition and integration-related	(114)	(11)	(3.2)	(0.3)
Restructuring-related and other charges	(52)	(58)	(1.5)	(1.8)
Regulatory and legal matters	(25)	(32)	(0.7)	(1.0)
Adjusted	$1,212	$1,135	34.5%	35.0%
Recall Charges
Recall charges were $13 and $4 in the three months 2019 and 2018. Charges were primarily due to the previously disclosed Rejuvenate and ABGII Modular-Neck hip stems and LFIT V40 femoral head voluntary recalls. Refer to Note 6 to our Consolidated Financial Statements for further information.

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2019 First Quarter Form 10-Q

Amortization of Intangible Assets
Amortization of intangible assets was $114 and $102 in the three months 2019 and 2018. The increase in 2019 was primarily due to our recent acquisitions. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating Income decreased $63 or 10.7% to 15.0% of net sales in the three months 2019 from 18.2% in 2018. Excluding the impact of the items noted below, operating income increased to 25.1% of sales in 2019 from 25.0% in 2018 primarily due to leverage from higher sales volumes, continued focus on our operating expense improvement initiatives, partially offset by lower selling prices.

			Percent Net Sales
Three Months	2019	2018	2019	2018
Reported	$528	$591	15.0%	18.2%
Inventory stepped up to fair value	24	6	0.7	0.2
Other acquisition and integration-related	114	11	3.2	0.4
Amortization of purchased intangible assets	114	102	3.2	3.2
Restructuring-related and other charges	56	63	1.6	1.9
Medical device regulations	7	1	0.2	—
Recall-related matters	13	4	0.4	0.1
Regulatory and legal matters	25	32	0.8	1.0
Adjusted	$881	$810	25.1%	25.0%
Other Income (Expense), Net
Other income (expense), net was ($48) and ($49) in the three months 2019 and 2018. The decrease in 2019 was primarily due to an increase in interest income due to higher interest rates partially offset by higher interest expense due to higher interest rates.
Income Taxes
The effective tax rates were 14.2% and 18.3% in the three months 2019 and 2018. The decrease in the effective tax rate in 2019 was primarily due to excess tax benefit from stock option exercises.
Net Earnings
Net earnings decreased to $412 or $1.09 per diluted share in the three months 2019 from $443 or $1.16 per diluted share in 2018. Adjusted net earnings per diluted share(1) increased 11.9% to $1.88 in 2019 from $1.68 in 2018. The impact of foreign currency exchange rates was to decrease net earnings per diluted share by approximately $0.06 in 2019 and increase net earnings per diluted share by approximately $0.02 in 2018.

			Percent Net Sales
Three Months	2019	2018	2019	2018
Reported	$412	$443	11.7%	13.7%
Inventory stepped up to fair value	19	4	0.5	0.1
Other acquisition and integration-related	88	9	2.5	0.3
Amortization of purchased intangible assets	91	83	2.6	2.6
Restructuring-related and other charges	50	50	1.5	1.6
Medical device regulations	6	1	0.2	—
Recall-related matters	10	3	0.3	0.1
Regulatory and legal matters	19	24	0.5	0.7
Tax matters	19	21	0.5	0.6
Adjusted	$714	$638	20.3%	19.7%
(1)Non-GAAP Financial Measures
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth in constant currency; percentage organic sales growth; adjusted gross profit; adjusted selling, general and administrative expenses; adjusted amortization of intangible assets; adjusted operating income; adjusted effective income tax rate; adjusted net earnings; and adjusted net earnings per diluted share (Diluted EPS). We believe these non-GAAP financial measures provide meaningful information to assist investors and shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current and prior year results at the same foreign currency exchange rate. To measure percentage organic sales growth, we remove the impact of changes in foreign currency exchange rates and acquisitions, which affect the comparability and trend of sales. Percentage organic sales growth is calculated by translating current year results at prior year average foreign currency exchange rates excluding the impact of acquisitions. To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. These adjustments are irregular in timing and may not be indicative of our past and future performance. The following are examples of the types of adjustments that may be included in a period:

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

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2019 First Quarter Form 10-Q

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

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2019	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,283	$1,403	$114	$528	$412	14.2%	$1.09
Reported percent net sales	64.9%	39.9%	3.2%	15.0%	11.7%
Acquisition and integration-related charges:
Inventory stepped up to fair value	24	—	—	24	19	0.3	0.05
Other acquisition and integration-related	—	(114)	—	114	88	2.0	0.23
Amortization of purchased intangible assets	—	—	(114)	114	91	1.3	0.24
Restructuring-related and other charges	5	(52)	—	56	50	(0.3)	0.13
Medical device regulations	—	—	—	7	6	0.1	0.01
Recall-related matters	—	—	—	13	10	0.3	0.03
Regulatory and legal matters	—	(25)	—	25	19	0.4	0.05
Tax matters	—	—	—	—	19	(3.9)	0.05
Adjusted	$2,312	$1,212	$—	$881	$714	14.4%	$1.88
Adjusted percent net sales	65.8%	34.5%	—%	25.1%	20.3%

Three Months 2018	Gross Profit	Selling, General & Administrative Expenses	Amortization of Intangible Assets	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,137	$1,236	$102	$591	$443	18.3%	$1.16
Reported percent net sales	65.9%	38.1%	3.1%	18.2%	13.7%
Acquisition and integration-related charges:
Inventory stepped up to fair value	6	—	—	6	4	0.2	0.01
Other acquisition and integration-related	—	(11)	—	11	9	—	0.02
Amortization of purchased intangible assets	—	—	(102)	102	83	0.4	0.22
Restructuring-related and other charges	5	(58)	—	63	50	0.5	0.13
Medical device regulations	1	—	—	1	1	—	—
Recall-related matters	—	—	—	4	3	0.1	0.01
Regulatory and legal matters	—	(32)	—	32	24	0.5	0.07
Tax matters	—	—	—	—	21	(3.9)	0.06
Adjusted	$2,149	$1,135	$—	$810	$638	16.1%	$1.68
Adjusted percent net sales	66.3%	35.0%	—%	25.0%	19.7%

FINANCIAL CONDITION AND LIQUIDITY

Three Months	2019	2018
Net cash provided by operating activities	$313	$297
Net cash used in investing activities	(303)	(849)
Net cash (used in) provided by financing activities	(1,947)	145
Effect of exchange rate changes on cash and cash equivalents	(5)	44
Change in cash and cash equivalents	$(1,942)	$(363)
Operating Activities
Cash provided by operating activities was $313 and $297 in the three months 2019 and 2018. The increase was primarily due to the receipt of cash related to a prospective legal settlement partially offset by lower earnings. Refer to Note 6 to our Consolidated Financial Statements for further information.
Investing Activities
Cash used in investing activities was $303 and $849 in the three months 2019 and 2018. The decrease in cash used was primarily due to decreased payments for acquisitions in 2019.

Financing Activities
Cash (used in) provided by financing activities was ($1,947) and $145 in the three months 2019 and 2018. The increase in cash used was primarily driven by the repayment of $1,341 of debt upon maturity in 2019, $307 of repurchases of common stock and $195 of dividend payments.

Three Months	2019	2018
Total dividends paid to common shareholders	$195	$176
Total amount paid to repurchase common stock	$307	$300
Shares of repurchased common stock (in millions)	1.9	1.9
Liquidity
Cash, cash equivalents and marketable securities were $1,758 and $3,699 on March 31, 2019 and December 31, 2018. Current assets exceeded current liabilities by $4,175 and $4,926 on March 31, 2019 and December 31, 2018. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines. We raised funds in the capital markets in 2018

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2019 First Quarter Form 10-Q

and may continue to do so from time to time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 47% on March 31, 2019 compared to 25% on December 31, 2018. We intend to use this cash to expand operations organically and through acquisitions.
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for 2018.
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
FORWARD-LOOKING STATEMENTS
This report contains statements referring to us that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "goal," "strategy" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for 2018. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We consider our greatest potential area of market risk exposure to be exchange rate risk. Quantitative and qualitative disclosures about exchange rate risk are included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for 2018. There were no material changes from the information provided therein.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on March 31, 2019. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial reporting during the three months 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 6,779 shares of our common stock in the three months 2019 as performance incentive awards to employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In 2019 we repurchased 1.9 million shares of our common stock at a cost of $307 under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of March 31, 2019.

	Total Number of Shares (in millions)
2019 Period	Total Number of Shares Purchased	Purchased as Part of Public Announced Plans	Average Price Paid Per Share	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans
January	1.9	1.9	$161.35	$1,033
February	—	—	—	1,033
March	—	—	—	$1,033
Total	1.9	1.9	$161.35

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2019 First Quarter Form 10-Q

ITEM 6.	EXHIBITS

10(i)
Transition and Retention Agreement between Stryker Corporation and Michael Hutchinson, dated March 25, 2019 - Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated March 27, 2019 (Commission File No. 001-13149)

31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
† Filed with this Form 10-Q
* Furnished with this Form 10-Q

15

STRYKER CORPORATION	2019 First Quarter Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	April 24, 2019	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chairman and Chief Executive Officer

Date:	April 24, 2019	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

16