Form 10-Q
period 2019-06-30
STRYKER CORP
filed 2019-07-26
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-09165
STRYKER CORPORATION
(Exact name of registrant as specified in its charter)

Michigan			38-1239739
(State of incorporation)			(I.R.S. Employer Identification No.)

2825 Airview Boulevard	Kalamazoo,	Michigan	49002
(Address of principal executive offices)			(Zip Code)

	(269)	385-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 Par Value	SYK	New York Stock Exchange
1.125% Notes due 2023	SYK23	New York Stock Exchange
2.125% Notes due 2027	SYK27	New York Stock Exchange
2.625% Notes due 2030	SYK30	New York Stock Exchange
Floating Rate Notes due 2020	SYK20A	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 374,103,607 shares of Common Stock, $0.10 par value, on June 30, 2019.

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Six Months
	2019	2018	2019	2018
Net sales	$3,650	$3,322	$7,166	$6,563
Cost of sales	1,270	1,132	2,503	2,236
Gross profit	$2,380	$2,190	$4,663	$4,327
Research, development and engineering expenses	246	216	471	420
Selling, general and administrative expenses	1,282	1,190	2,685	2,426
Recall charges	117	2	130	6
Amortization of intangible assets	122	110	236	212
Total operating expenses	$1,767	$1,518	$3,522	$3,064
Operating income	$613	$672	$1,141	$1,263
Other income (expense), net	(48)	(49)	(96)	(98)
Earnings before income taxes	$565	$623	$1,045	$1,165
Income taxes	85	171	153	270
Net earnings	$480	$452	$892	$895

Net earnings per share of common stock:
Basic	$1.29	$1.21	$2.39	$2.39
Diluted	$1.26	$1.19	$2.35	$2.35

Weighted-average shares outstanding (in millions):
Basic	373.9	373.9	373.6	373.9
Effect of dilutive employee stock options	5.6	6.2	5.8	6.5
Diluted	379.5	380.1	379.4	380.4

Cash dividends declared per share of common stock	$0.52	$0.47	$1.04	$0.94
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Six Months
	2019	2018	2019	2018
Net earnings	$480	$452	$892	$895
Other comprehensive income (loss), net of tax:
Marketable securities	—	—	1	(1)
Pension plans	(7)	8	(11)	2
Unrealized gains (losses) on designated hedges	3	2	(13)	17
Financial statement translation	(61)	(57)	24	(22)
Total other comprehensive income (loss), net of tax	$(65)	$(47)	$1	$(4)
Comprehensive income	$415	$405	$893	$891

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,754	$3,616
Marketable securities	85	83
Accounts receivable, less allowance of $70 ($64 in 2018)	2,408	2,332
Inventories:
Materials and supplies	652	606
Work in process	186	149
Finished goods	2,360	2,200
Total inventories	$3,198	$2,955
Prepaid expenses and other current assets	740	747
Total current assets	$8,185	$9,733
Property, plant and equipment:
Land, buildings and improvements	1,057	1,041
Machinery and equipment	3,421	3,236
Total property, plant and equipment	$4,478	$4,277
Less accumulated depreciation	2,091	1,986
Property, plant and equipment, net	$2,387	$2,291
Goodwill	8,762	8,563
Other intangibles, net	4,184	4,163
Noncurrent deferred income tax assets	1,613	1,678
Other noncurrent assets	1,223	801
Total assets	$26,354	$27,229

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$616	$646
Accrued compensation	640	917
Income taxes payable	139	158
Dividend payable	192	192
Accrued expenses and other liabilities	1,820	1,521
Current maturities of debt	539	1,373
Total current liabilities	$3,946	$4,807
Long-term debt, excluding current maturities	7,974	8,486
Income taxes	1,106	1,228
Other noncurrent liabilities	1,385	978
Total liabilities	$14,411	$15,499
Shareholders' equity
Common stock, $0.10 par value	37	37
Additional paid-in capital	1,569	1,559
Retained earnings	10,967	10,765
Accumulated other comprehensive loss	(630)	(631)
Total shareholders' equity	$11,943	$11,730
Total liabilities and shareholders' equity	$26,354	$27,229

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Three Months		Six Months
	2019	2018	2019	2018
Common stock shares outstanding (in millions)
Beginning	373.8	373.7	374.4	374.4
Issuance of common stock under stock option and benefit plans	0.3	0.3	1.6	1.5
Repurchase of common stock	—	—	(1.9)	(1.9)
Ending	374.1	374.0	374.1	374.0

Common stock
Beginning	$37	$37	$37	$37
Issuance of common stock under stock option and benefit plans	—	—	—	—
Repurchase of common stock	—	—	—	—
Ending	$37	$37	$37	$37
Additional paid-in capital
Beginning	$1,538	$1,486	$1,559	$1,496
Issuance of common stock under stock option and benefit plans	3	(11)	(45)	(43)
Repurchase of common stock	—	—	(8)	(7)
Share-based compensation	28	28	63	57
Ending	$1,569	$1,503	$1,569	$1,503
Retained earnings
Beginning	$10,683	$8,201	$10,765	$8,986
Cumulative effect of accounting changes	—	—	—	(759)
Net earnings	480	452	892	895
Repurchase of common stock	—	—	(299)	(293)
Cash dividends declared	(196)	(176)	(391)	(352)
Ending	$10,967	$8,477	$10,967	$8,477
Accumulated other comprehensive (loss) income
Beginning	$(565)	$(510)	$(631)	$(553)
Other comprehensive income (loss)	(65)	(47)	1	(4)
Ending	$(630)	$(557)	$(630)	$(557)
Total Stryker shareholders' equity	$11,943	$9,460	$11,943	$9,460
Non-controlling interest
Beginning	$—	$9	$—	$14
Interest purchased	—	(9)	—	(15)
Net earnings attributable to noncontrolling interest	—	—	—	—
Foreign currency exchange translation adjustment	—	—	—	1
Ending	$—	$—	$—	$—
Total shareholders' equity	$11,943	$9,460	$11,943	$9,460

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	2019	2018
Operating activities
Net earnings	$892	$895
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	153	150
Amortization of intangible assets	236	212
Share-based compensation	63	57
Recall charges	130	6
Sale of inventory stepped-up to fair value at acquisition	38	11
Changes in operating assets and liabilities:
Accounts receivable	(72)	115
Inventories	(285)	(294)
Accounts payable	(16)	65
Accrued expenses and other liabilities	(76)	(190)
Recall-related payments	(34)	(68)
Income taxes	(86)	(47)
Other, net	(116)	34
Net cash provided by operating activities	$827	$946
Investing activities
Acquisitions, net of cash acquired	(260)	(767)
Purchases of marketable securities	(37)	(145)
Proceeds from sales of marketable securities	34	117
Purchases of property, plant and equipment	(287)	(278)
Net cash used in investing activities	$(550)	$(1,073)
Financing activities
Proceeds (payments) on short-term borrowings, net	6	(7)
Proceeds from issuance of long-term debt	—	595
Payments on long-term debt	(1,341)	(600)
Dividends paid	(390)	(352)
Repurchases of common stock	(307)	(300)
Cash paid for taxes from withheld shares	(111)	(96)
Payments to purchase noncontrolling interest	—	(14)
Other financing, net	8	2
Net cash (used in) provided by financing activities	$(2,135)	$(772)
Effect of exchange rate changes on cash and cash equivalents	(4)	(2)
Change in cash and cash equivalents	$(1,862)	$(901)
Cash and cash equivalents at beginning of period	3,616	2,542
Cash and cash equivalents at end of period	$1,754	$1,641

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries (the "Company," "we," us" or "our") on June 30, 2019 and the results of operations for the three and six months 2019. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2018.
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

Net Sales by Product Line
	Three Months		Six Months
	2019	2018	2019	2018
Orthopaedics:
Knees	$440	$422	$879	$841
Hips	343	336	679	667
Trauma and Extremities	394	387	790	776
Other	96	83	175	160
	$1,273	$1,228	$2,523	$2,444
MedSurg:
Instruments	$520	$438	$998	$850
Endoscopy	480	448	950	892
Medical	542	505	1,073	1,016
Sustainability	75	64	140	124
	$1,617	$1,455	$3,161	$2,882
Neurotechnology and Spine:
Neurotechnology	$483	$437	$948	$847
Spine	277	202	534	390
	$760	$639	$1,482	$1,237
Total	$3,650	$3,322	$7,166	$6,563

Net Sales by Geography
	Three Months 2019		Three Months 2018
	United States	International	United States	International
Orthopaedics:
Knees	$324	$116	$304	$118
Hips	219	124	207	129
Trauma and Extremities	252	142	242	145
Other	79	17	68	15
	$874	$399	$821	$407
MedSurg:
Instruments	$414	$106	$339	$99
Endoscopy	383	97	354	94
Medical	430	112	384	121
Sustainability	75	—	63	1
	$1,302	$315	$1,140	$315
Neurotechnology and Spine:
Neurotechnology	$311	$172	$280	$158
Spine	208	69	144	57
	$519	$241	$424	$215
Total	$2,695	$955	$2,385	$937

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

Net Sales by Geography
	Six Months 2019		Six Months 2018
	United States	International	United States	International
Orthopaedics:
Knees	$644	$235	$605	$236
Hips	432	247	412	255
Trauma and Extremities	506	284	487	289
Other	142	33	131	29
	$1,724	$799	$1,635	$809
MedSurg:
Instruments	$795	$203	$655	$195
Endoscopy	759	191	703	189
Medical	846	227	765	251
Sustainability	139	1	123	1
	$2,539	$622	$2,246	$636
Neurotechnology and Spine:
Neurotechnology	$608	$340	$536	$312
Spine	403	131	282	107
	$1,011	$471	$818	$419
Total	$5,274	$1,892	$4,699	$1,864

Contract Assets and Liabilities
On June 30, 2019 there were no contract assets recorded on our Consolidated Balance Sheets.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $321 and $327 on June 30, 2019 and December 31, 2018.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2019	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(141)	$34	$(455)	$(565)
OCI	—	(10)	3	(66)	(73)
Income taxes	—	2	2	5	9
Reclassifications to:
Other expense	—	2	—	—	2
Income taxes	—	(1)	(2)	—	(3)
Net OCI	$—	$(7)	$3	$(61)	$(65)
Ending	$(3)	$(148)	$37	$(516)	$(630)

Three Months 2018	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(5)	$(140)	$43	$(408)	$(510)
OCI	(1)	6	3	(57)	(49)
Income taxes	—	2	(1)	—	1
Reclassifications to:
Cost of sales	—	—	(1)	—	(1)
Other income	1	2	—	—	3
Income taxes	—	(2)	1	—	(1)
Net OCI	$—	$8	$2	$(57)	$(47)
Ending	$(5)	$(132)	$45	$(465)	$(557)

Six Months 2019	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(4)	$(137)	$50	$(540)	$(631)
OCI	1	(16)	(16)	28	(3)
Income taxes	—	3	8	(4)	7
Reclassifications to:
Cost of sales	—	—	(2)	—	(2)
Other expense	—	3	—	—	3
Income taxes	—	(1)	(3)	—	(4)
Net OCI	$1	$(11)	$(13)	$24	$1
Ending	$(3)	$(148)	$37	$(516)	$(630)

Six Months 2018	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(4)	$(134)	$28	$(443)	$(553)
OCI	(2)	(4)	24	(34)	(16)
Income taxes	—	3	(6)	12	9
Reclassifications to:
Cost of sales	—	—	(2)	—	(2)
Other income	1	4	—	—	5
Income taxes	—	(1)	1	—	—
Net OCI	$(1)	$2	$17	$(22)	$(4)
Ending	$(5)	$(132)	$45	$(465)	$(557)

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

June 2019	Designated	Non-Designated	Total
Gross notional amount	$842	$4,928	$5,770
Maximum term in days			586
Fair value:
Other current assets	$9	$93	$102
Other noncurrent assets	1	—	1
Other current liabilities	(8)	(15)	(23)
Other noncurrent liabilities	(1)	—	(1)
Total fair value	$1	$78	$79

December 2018	Designated	Non-Designated	Total
Gross notional amount	$870	$5,466	$6,336
Maximum term in days			586
Fair value:
Other current assets	$15	$28	$43
Other noncurrent assets	1	33	34
Other current liabilities	(5)	(15)	(20)
Total fair value	$11	$46	$57

On June 30, 2019 the total after tax loss amount in AOCI related to our designated net investment hedges was $5. We evaluate the effectiveness of our net investment hedges quarterly. We have not recognized any ineffectiveness in 2019.
In July 2019 we entered into €1.0 billion in certain forward currency contracts and designated these as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. We have elected to use the spot method to assess effectiveness for our derivatives designated as net investment hedges. Accordingly, the change in fair value attributable to changes in the spot rate is recorded in AOCI. We

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

exclude the spot-forward difference from the assessment of hedge effectiveness and amortize this amount separately on a straight-line basis over the term of the forward contracts. This amortization will be recorded to Other income (expense), net on our Consolidated Statements of Earnings.
We are exposed to credit loss in the event of nonperformance by our counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum loss exposure is the asset balance of the instrument.
Net Currency Exchange Rate Gains (Losses)

	Three Months		Six Months
Recorded in:	2019	2018	2019	2018
Cost of sales	$—	$1	$2	$2
Other income (expense), net	(2)	(2)	(4)	(4)
Total	$(2)	$(1)	$(2)	$(2)

Pretax gains on derivatives designated as hedges recorded in AOCI that are expected to be reclassified to earnings within 12 months of the balance sheet date are $1 and $13 on June 30, 2019 and December 31, 2018. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. There were de minimis ineffective portions of derivatives, which are included in the table above.
Interest Rate Risk
On June 30, 2019 there were no open cash flow or fair value interest rate hedges.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2018.
There were no significant transfers into or out of any level in 2019.

Assets Measured at Fair Value	June	December
	2019	2018
Cash and cash equivalents	$1,754	$3,616
Trading marketable securities	139	118
Level 1 - Assets	$1,893	$3,734
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$38	$38
United States agency debt securities	6	11
United States Treasury debt securities	32	23
Certificates of deposit	9	11
Total available-for-sale marketable securities	$85	$83
Foreign currency exchange forward contracts	103	77
Level 2 - Assets	$188	$160
Total assets measured at fair value	$2,081	$3,894

Liabilities Measured at Fair Value	June	December
	2019	2018
Deferred compensation arrangements	$139	$118
Level 1 - Liabilities	$139	$118
Foreign currency exchange forward contracts	$24	$20
Level 2 - Liabilities	$24	$20
Contingent consideration:
Beginning	$117	$32
Additions	165	77
Change in estimate	(2)	15
Settlements	(9)	(7)
Ending	$271	$117
Level 3 - Liabilities	$271	$117
Total liabilities measured at fair value	$434	$255

Fair Value of Available for Sale Securities by Maturity
	June 2019	December 2018
Due in one year or less	$44	$51
Due after one year through three years	$41	$32

On June 30, 2019 and December 31, 2018 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income recorded in other income (expense), net, was $34 and $27 in the three months and was $73 and $50 in the six months 2019 and 2018.
Our investments in available-for-sale marketable securities had a minimum credit quality rating of A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired on June 30, 2019. On June 30, 2019 the majority of our investments with unrealized losses that were not deemed to be other-than-temporarily impaired were in a continuous unrealized loss position for less than twelve months, and the losses were not material.

Securities in a Continuous Unrealized Loss Position
	Number of Investments	Fair Value
Corporate and asset-backed	19	$10
United States agency	4	4
United States Treasury	5	6
Total	28	$20

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

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

issued an opinion that, among other things, remanded the issue of enhanced damages to the trial court. On July 12, 2017 the trial court reaffirmed its award of enhanced damages and entered a judgment of $164 in our favor. Zimmer appealed, and on December 10, 2018 the Federal Circuit affirmed the decision. Zimmer filed a petition on January 23, 2019 to seek a rehearing of this ruling by the entire Federal Circuit. On March 19, 2019 the Federal Circuit denied Zimmer’s petition for a rehearing. Zimmer conditionally paid us $167 while it seeks a review of the decision by the Supreme Court.
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
We have incurred, and expect to incur in the future, costs associated with the settlement of these matters. Based on the information that has been received, we have estimated the remaining range of probable loss to resolve these matters globally to be approximately $350 to $600. We have recorded charges to earnings representing the minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly, the ultimate cost to entirely resolve these matters globally may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.
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

Leases		June
		2019
Right-of-use assets		$357
Lease liabilities, current		$88
Lease liabilities, non-current		$269

Other information
Weighted-average remaining lease term		5.9 years
Weighted-average discount rate		3.44%

	Three Months 2019	Six Months 2019
Operating lease cost	$34	68

NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. Cash paid for acquisitions, net of cash acquired, was $260 and $767 in the six months 2019 and 2018. Acquisition and integration related charges, including the amortization of inventory stepped up to fair value, was $53 and $24 in the three months and $191 and $41 in the six months 2019 and 2018.
In March 2019 we completed the acquisition of OrthoSpace, Ltd. for total cash consideration of $110 with future milestone payments of up to an additional $110. OrthoSpace is a medical device company specializing in orthopaedic biodegradable technology for the treatment of irreparable rotator cuff tears. Goodwill attributable to the acquisition was $114 and is not deductible for tax purposes.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

and throat (ENT) disease states. Entellus is part of our Neurotechnology business within Neurotechnology and Spine. Goodwill attributable to the acquisition is not deductible for tax purposes.
The purchase price allocations for K2M and OrthoSpace are preliminary and are based on estimates and assumptions that are subject to change within the measurement period. The purchase price allocation for the acquisition of Entellus was completed in 2019.

Purchase Price Allocation of Acquired Net Assets
	2018
	K2M	Entellus
Tangible assets:
Accounts receivable	$60	$17
Inventory	131	14
Other assets	122	62
Contingent consideration	—	(79)
Other liabilities	(243)	(76)
Intangible assets:
Customer relationship	34	33
Distributor relationship	1	—
Trade name	10	—
Developed technology and patents	475	261
Internally developed software	2	—
Goodwill	788	465
Purchase price, net of cash acquired	$1,380	$697
Weighted-average life of intangible assets	14	16

Estimated Amortization Expense
Remainder of 2019	2020	2021	2022	2023
$230	$439	$426	$415	$396

NOTE 8 - DEBT AND CREDIT FACILITIES
In January 2019 we repaid $500 of our senior unsecured notes with a coupon of 1.800% that were due on January 15, 2019. In March 2019 we repaid $750 of our senior unsecured notes with a coupon of 2.000% that were due on March 8, 2019. Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On June 30, 2019 there were no amounts outstanding under our commercial paper program.
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on June 30, 2019.

Summary of Total Debt		June 2019	December 2018
Senior unsecured notes:
Rate	Due
1.800%	January 15, 2019	$—	$500
2.000%	March 8, 2019	—	750
4.375%	January 15, 2020	500	499
Variable	November 30, 2020	341	343
2.625%	March 15, 2021	748	747
1.125%	November 30, 2023	623	627
3.375%	May 15, 2024	586	584
3.375%	November 1, 2025	746	746
3.500%	March 15, 2026	990	990
2.125%	November 30, 2027	847	853
3.650%	March 7, 2028	595	595
2.625%	November 30, 2030	729	733
4.100%	April 1, 2043	391	391
4.375%	May 15, 2044	395	395
4.625%	March 15, 2046	981	980
Other		41	126
Total debt		$8,513	$9,859
Less current maturities of debt		539	1,373
Total long-term debt		$7,974	$8,486

Unamortized debt issuance costs		$47	$50
Available borrowing capacity		$1,531	$1,548
Fair value of senior unsecured notes		$9,142	$9,746

The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all our debt is classified within Level 2 of the fair value hierarchy.
NOTE 9 - INCOME TAXES
Our effective tax rates were 15.0% and 27.4% in the three months and 14.6% and 23.2% in the six months 2019 and 2018. The decrease in the effective tax rate for the three and six months was primarily due to a favorable United States audit settlement for tax years 2012 and 2013.

NOTE 10 - SEGMENT INFORMATION

	Three Months		Six Months
	2019	2018	2019	2018
Orthopaedics	$1,273	$1,228	$2,523	$2,444
MedSurg	1,617	1,455	3,161	2,882
Neurotechnology and Spine	760	639	1,482	1,237
Net sales	$3,650	$3,322	$7,166	$6,563
Orthopaedics	$448	$437	$885	$866
MedSurg	404	326	781	627
Neurotechnology and Spine	214	181	413	359
Segment operating income	$1,066	$944	$2,079	$1,852
Items not allocated to segments:
Corporate and other	(122)	(89)	(254)	(187)
Acquisition and integration-related charges	(53)	(24)	(191)	(41)
Amortization of intangible assets	(122)	(110)	(236)	(212)
Restructuring-related charges	(42)	(22)	(98)	(85)
Medical device regulations	(12)	(2)	(19)	(3)
Recall-related matters	(117)	(2)	(130)	(6)
Regulatory and legal matters	15	(23)	(10)	(55)
Consolidated operating income	$613	$672	$1,141	$1,263

There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2018.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview of the Three and Six Months
In the three months 2019 we achieved sales growth of 9.9%. Excluding the impact of acquisitions sales grew 8.5% in constant currency. We reported operating income margin of 16.8%, net earnings of $480 and net earnings per diluted share of $1.26. Excluding the impact of certain items, we expanded adjusted operating income margin 20 basis points to 25.9%, with adjusted net earnings(1) of $752 and growth of 12.5% in adjusted net earnings per diluted share(1).

In the six months 2019 we achieved sales growth of 9.2%. Excluding the impact of acquisitions sales grew 7.9% in constant currency. We reported operating income margin of 15.9%, net earnings of $892 and net earnings per diluted share of $2.35. Excluding the impact of certain items, we expanded adjusted operating income margin 10 basis points to 25.5%, with adjusted net earnings(1) of $1,466 and growth of 12.2% in adjusted net earnings per diluted share(1).
Recent Developments
In January 2019 we repaid $500 of our senior unsecured notes with a coupon of 1.800% that were due on January 15, 2019. In March 2019 we repaid $750 of our senior unsecured notes with a coupon of 2.000% that were due on March 8, 2019.
In the six months 2019 we completed acquisitions for total cash consideration of $260 with future milestone payments primarily due upon the achievement of certain clinical and sales milestones.
In the six months 2019 we repurchased 1.9 million shares of our common stock at a cost of $307 under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of June 30, 2019.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months					Six Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2019	2018	2019	2018	Change	2019	2018	2019	2018	Change
Net sales	$3,650	$3,322	100.0%	100.0%	9.9%	$7,166	$6,563	100.0%	100.0%	9.2%
Gross profit	2,380	2,190	65.2	65.9	8.7	4,663	4,327	65.1	65.9	7.8
Research, development and engineering expenses	246	216	6.7	6.5	13.9	471	420	6.6	6.4	12.1
Selling, general and administrative expenses	1,282	1,190	35.1	35.8	7.7	2,685	2,426	37.5	37.0	10.7
Recall charges	117	2	3.2	0.1	nm	130	6	1.8	0.1	nm
Amortization of intangible assets	122	110	3.3	3.3	10.9	236	212	3.3	3.2	11.3
Other income (expense), net	(48)	(49)	(1.3)	(1.5)	(2.0)	(96)	(98)	(1.3)	(1.5)	(2.0)
Income taxes	85	171			(50.3)	153	270			(43.3)
Net earnings	$480	$452	13.2%	13.6%	6.2%	$892	$895	12.4%	13.6%	(0.3)%

Net earnings per diluted share	$1.26	$1.19			5.9%	$2.35	$2.35			—
Adjusted net earnings per diluted share(1)	$1.98	$1.76			12.5%	$3.86	$3.44			12.2%

nm - not meaningful

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

Geographic and Segment Net Sales	Three Months				Six Months
			Percentage Change				Percentage Change
	2019	2018	As Reported	Constant Currency	2019	2018	As Reported	Constant Currency
Geographic:
United States	$2,695	$2,385	13.0%	13.0%	$5,274	$4,699	12.2%	12.2%
International	955	937	1.9	7.8	1,892	1,864	1.5	8.0
Total	$3,650	$3,322	9.9%	11.5%	$7,166	$6,563	9.2%	11.1%
Segment:
Orthopaedics	$1,273	$1,228	3.7%	5.6%	$2,523	$2,444	3.2%	5.3%
MedSurg	1,617	1,455	11.1	12.5	3,161	2,882	9.7	11.3
Neurotechnology and Spine	760	639	18.9	20.8	1,482	1,237	19.8	22.0
Total	$3,650	$3,322	9.9%	11.5%	$7,166	$6,563	9.2%	11.1%

Supplemental Net Sales Growth Information
	Three Months							Six Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2019	2018	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2019	2018	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$440	$422	4.2%	5.8%	6.6%	(2.0)%	3.8%	$879	$841	4.5%	6.4%	6.6%	(0.8)%	5.9%
Hips	343	336	1.9	4.0	5.4	(3.6)	1.8	679	667	1.7	4.1	4.7	(3.0)	3.1
Trauma and Extremities	394	387	2.0	4.0	4.5	(2.1)	3.2	790	776	1.8	4.1	3.9	(1.7)	4.3
Other	96	83	16.6	17.9	17.4	13.4	20.1	175	160	9.6	10.9	8.8	13.0	20.7
	$1,273	$1,228	3.7%	5.6%	6.5%	(2.0)%	3.6%	$2,523	$2,444	3.2%	5.3%	5.5%	(1.3)%	5.0%
MedSurg:
Instruments	$520	$438	18.8%	20.3%	22.4%	6.4%	12.8%	$998	$850	17.5%	19.2%	21.6%	3.9%	10.9%
Endoscopy	480	448	7.3	8.9	8.4	3.2	10.9	950	892	6.5	8.2	8.0	1.1	9.2
Medical	542	505	7.1	8.5	11.9	(8.1)	(2.5)	1,073	1,016	5.6	7.2	10.6	(9.7)	(3.6)
Sustainability	75	64	16.4	16.4	16.0	75.9	82.6	140	124	12.8	12.8	12.3	95.0	103.3
	$1,617	$1,455	11.1%	12.5%	14.2%	—%	6.4%	$3,161	$2,882	9.7%	11.3%	13.1%	(2.2)%	4.8%
Neurotechnology and Spine:
Neurotechnology	$483	$437	10.3%	12.2%	11.2%	8.7%	14.1%	$948	$847	11.9%	14.1%	13.5%	9.1%	15.1%
Spine	277	202	37.5	39.3	43.8	21.5	27.7	534	390	36.9	39.0	42.4	22.5	29.7
	$760	$639	18.9%	20.8%	22.3%	12.1%	17.7%	$1,482	$1,237	19.8%	22.0%	23.5%	12.5%	18.9%
Total	$3,650	$3,322	9.9%	11.5%	13.0%	1.9%	7.8%	$7,166	$6,563	9.2%	11.1%	12.2%	1.5%	8.0%

Consolidated Net Sales
Consolidated net sales increased 9.9% in the three months 2019 as reported and 11.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.6%. Excluding the 3.0% impact of acquisitions, net sales in constant currency increased by 9.3% from unit volume partially offset by 0.8% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, instruments, knee, hip, medical and endoscopy products.
Consolidated net sales increased 9.2% in the six months 2019 as reported and 11.1% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.9%. Excluding the 3.2% impact of acquisitions, net sales in constant currency increased by 8.9% from unit volume partially offset by 1.0% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, instruments, knee, hip, medical and endoscopy products.
Orthopaedics Net Sales
Orthopaedics net sales increased 3.7% in the three months 2019 as reported and 5.6% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.9%. Net sales in constant currency increased by 6.9% from unit volume partially offset by 1.3% due to lower prices. The unit volume increase was primarily due to higher shipments of knee, hip and trauma and extremities products.

Orthopaedics net sales increased 3.2% in the six months 2019 as reported and 5.3% in constant currency, as foreign currency exchange rates negatively impacted net sales by 2.1%. Net sales in constant currency increased by 6.9% from unit volume partially offset by 1.6% due to lower prices. The unit volume increase was primarily due to higher shipments of knee, hip and trauma and extremities products.
MedSurg Net Sales
MedSurg net sales increased 11.1% in the three months 2019 as reported and 12.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.4%. Excluding the 1.0% impact of acquisitions, net sales in constant currency increased by 11.6% from unit volume partially offset by 0.1% due to lower prices. The unit volume increase was primarily due to higher shipments of instruments, medical and endoscopy products and sustainability solutions.
MedSurg net sales increased 9.7% in the six months 2019 as reported and 11.3% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.6%. Excluding the 1.0% impact of acquisitions, net sales in constant currency increased by 10.8% from unit volume partially offset by 0.5% due to lower prices. The unit volume increase was primarily due to higher shipments of instruments, medical and endoscopy products and sustainability solutions.

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales increased 18.9% in the three months 2019 as reported and 20.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.9%. Excluding the 13.4% impact of acquisitions, net sales in constant currency increased by 8.7% from unit volume partially offset by 1.3% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Neurotechnology and Spine net sales increased 19.8% in the six months 2019 as reported and 22.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 2.2%. Excluding the 14.4% impact of acquisitions, net sales in constant currency increased by 8.8% from unit volume partially offset by 1.2% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Gross Profit
Gross profit as a percentage of sales in the three months 2019 decreased to 65.2% from 65.9% in 2018. Excluding the impact of the items noted below, gross profit decreased to 65.8% of sales in the three months 2019 from 66.1% in 2018 primarily due to lower selling prices and product mix, partially offset by increases due to leverage from higher sales volumes.
Gross profit as a percentage of sales in the six months 2019 decreased to 65.1% from 65.9% in 2018. Excluding the impact of the items noted below, gross profit decreased to 65.8% of sales in the six months 2019 from 66.2% in 2018 primarily due to lower selling prices and product mix, partially offset by increases due to leverage from higher sales volumes.

			Percent Net Sales
Three Months	2019	2018	2019	2018
Reported	$2,380	$2,190	65.2%	65.9%
Inventory stepped up to fair value	14	5	0.4	0.2
Restructuring-related and other charges	6	—	0.2	—
Medical device regulations	1	—	—	—
Adjusted	$2,401	$2,195	65.8%	66.1%

			Percent Net Sales
Six Months	2019	2018	2019	2018
Reported	$4,663	$4,327	65.1%	65.9%
Inventory stepped up to fair value	38	11	0.5	0.2
Restructuring-related and other charges	11	5	0.2	0.1
Medical device regulations	1	1	—	—
Adjusted	$4,713	$4,344	65.8%	66.2%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $30 or 13.9% to 6.7% of sales in the three months 2019 from 6.5% in 2018. Excluding the impact of the items noted below, expenses remained flat at 6.4% of sales in 2019 and 2018. Projects to develop new products, investments in new technologies and recent acquisitions contributed to the increased spending levels.
Research, development and engineering expenses increased $51 or 12.1% to 6.6% of sales in the six months 2019 from 6.4% in 2018. Excluding the impact of the items noted below, expenses decreased to 6.3% of sales in 2019 from 6.4% in 2018 due to leverage from higher sales volumes. Projects to develop new products, investments in new technologies and recent acquisitions contributed to the increased spending levels.

			Percent Net Sales
Three Months	2019	2018	2019	2018
Reported	$246	$216	6.7%	6.5%
Medical device regulations	(11)	(2)	(0.3)	(0.1)
Adjusted	$235	$214	6.4%	6.4%

			Percent Net Sales
Six Months	2019	2018	2019	2018
Reported	$471	$420	6.6%	6.4%
Medical device regulations	(18)	(2)	(0.3)	—
Adjusted	$453	$418	6.3%	6.4%
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $92 or 7.7% in the three months 2019 and decreased as a percentage of sales to 35.1% from 35.8% in 2018. Excluding the impact of the items noted below, expenses decreased to 33.5% of sales in 2019 from 33.9% in 2018, primarily due to leverage from higher sales volumes and continued focus on our operating expense improvement initiatives, partially offset by the leverage from recent acquisitions.
Selling, general and administrative expenses increased $259 or 10.7% in the six months 2019 and increased as a percentage of sales to 37.5% from 37.0% in 2018. Excluding the impact of the items noted below, expenses decreased to 34.0% of sales in 2019 from 34.5% in 2018, primarily due to leverage from higher sales volumes and continued focus on our operating expense improvement initiatives, partially offset by the leverage from recent acquisitions.

			Percent Net Sales
Three Months	2019	2018	2019	2018
Reported	$1,282	$1,190	35.1%	35.8%
Other acquisition and integration-related	(39)	(19)	(1.0)	(0.5)
Restructuring-related and other charges	(36)	(22)	(1.0)	(0.7)
Regulatory and legal matters	15	(23)	0.4	(0.7)
Adjusted	$1,222	$1,126	33.5%	33.9%

			Percent Net Sales
Six Months	2019	2018	2019	2018
Reported	$2,685	$2,426	37.5%	37.0%
Other acquisition and integration-related	(153)	(30)	(2.2)	(0.5)
Restructuring-related and other charges	(88)	(80)	(1.2)	(1.2)
Regulatory and legal matters	(10)	(55)	(0.1)	(0.8)
Adjusted	$2,434	$2,261	34.0%	34.5%
Recall Charges
Recall charges were $117 and $2 in the three months and were $130 and $6 in the six months 2019 and 2018. Charges were primarily due to the previously disclosed Rejuvenate and ABGII Modular-Neck hip stems and LFIT V40 femoral head voluntary recalls. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $122 and $110 in the three months and was $236 and $212 in the six months 2019 and 2018. The increase in 2019 was primarily due to our recent acquisitions. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating Income decreased $59 or 8.8% to 16.8% of net sales in the three months 2019 from 20.2% in 2018. Excluding the impact of the items noted below, operating income increased to 25.9% of sales in 2019 from 25.7% in 2018 primarily due to leverage from

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

higher sales volumes and continued focus on our operating expense improvement initiatives, partially offset by lower selling prices.
Operating Income decreased $122 or 9.7% to 15.9% of net sales in the six months 2019 from 19.2% in 2018. Excluding the impact of the items noted below, operating income increased to 25.5% of sales in 2019 from 25.4% in 2018 primarily due to leverage from higher sales volumes and continued focus on our operating expense improvement initiatives, partially offset by lower selling prices.

			Percent Net Sales
Three Months	2019	2018	2019	2018
Reported	$613	$672	16.8%	20.2%
Inventory stepped up to fair value	14	5	0.4	0.2
Other acquisition and integration-related	39	19	1.1	0.5
Amortization of purchased intangible assets	122	110	3.3	3.3
Restructuring-related and other charges	42	22	1.2	0.6
Medical device regulations	12	2	0.3	0.1
Recall-related matters	117	2	3.2	0.1
Regulatory and legal matters	(15)	23	(0.4)	0.7
Adjusted	$944	$855	25.9%	25.7%

			Percent Net Sales
Six Months	2019	2018	2019	2018
Reported	$1,141	$1,263	15.9%	19.2%
Inventory stepped up to fair value	38	11	0.5	0.2
Other acquisition and integration-related	153	30	2.1	0.5
Amortization of purchased intangible assets	236	212	3.4	3.2
Restructuring-related and other charges	98	85	1.4	1.3
Medical device regulations	19	3	0.3	—
Recall-related matters	130	6	1.8	0.1
Regulatory and legal matters	10	55	0.1	0.9
Adjusted	$1,825	$1,665	25.5%	25.4%
Other Income (Expense), Net
Other income (expense), net was ($48) and ($49) in the three months and was ($96) and ($98) in the six months 2019 and 2018. The decrease in 2019 was primarily due to an increase in interest income due to higher interest rates partially offset by higher interest expense due to higher interest rates.
Income Taxes
The effective tax rates were 15.0% and 27.4% in the three months and 14.6% and 23.2% in the six months 2019 and 2018. The decrease in the effective tax rate in 2019 was primarily due to a favorable United States audit settlement for tax years 2012 and 2013.
Net Earnings
Net earnings increased to $480 or $1.26 per diluted share in the three months 2019 from $452 or $1.19 per diluted share in 2018. Adjusted net earnings per diluted share(1) increased 12.5% to $1.98 in 2019 from $1.76 in 2018. The impact of foreign currency exchange rates on net earnings per diluted share was a decrease of net earnings per diluted share of approximately $0.05 in 2019 and an increase of approximately $0.03 in 2018.
Net earnings decreased to $892 or $2.35 per diluted share in the six months 2019 from $895 or $2.35 per diluted share in 2018. Adjusted net earnings per diluted share(1) increased 12.2% to $3.86 in 2019 from $3.44 in 2018. The impact of foreign currency exchange rates on net earnings per diluted share was a decrease of net earnings per diluted share of approximately $0.10 in 2019 and an increase of approximately $0.05 in 2018.

			Percent Net Sales
Three Months	2019	2018	2019	2018
Reported	$480	$452	13.2%	13.6%
Inventory stepped up to fair value	10	3	0.3	0.1
Other acquisition and integration-related	30	15	0.8	0.5
Amortization of purchased intangible assets	98	88	2.7	2.6
Restructuring-related and other charges	32	17	0.9	0.5
Medical device regulations	9	1	0.2	—
Recall-related matters	106	2	2.9	0.1
Regulatory and legal matters	(14)	18	(0.4)	0.6
Tax matters	1	74	—	2.2
Adjusted	$752	$670	20.6%	20.2%

			Percent Net Sales
Six Months	2019	2018	2019	2018
Reported	$892	$895	12.4%	13.6%
Inventory stepped up to fair value	29	7	0.4	0.1
Other acquisition and integration-related	118	24	1.7	0.4
Amortization of purchased intangible assets	189	171	2.6	2.6
Restructuring-related and other charges	82	67	1.2	1.0
Medical device regulations	15	2	0.2	—
Recall-related matters	116	5	1.6	0.1
Regulatory and legal matters	5	42	0.1	0.7
Tax matters	20	95	0.3	1.4
Adjusted	$1,466	$1,308	20.5%	19.9%

(1)Non-GAAP Financial Measures
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth in constant currency; percentage organic sales growth; adjusted gross profit; adjusted selling, general and administrative expenses; adjusted research, development and engineering expenses; adjusted operating income; adjusted effective income tax rate; adjusted net earnings; and adjusted net earnings per diluted share (Diluted EPS). We believe these non-GAAP financial measures provide meaningful information to assist investors and shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current and prior year results at the same foreign currency exchange rate. To measure percentage organic sales growth, we remove the impact of changes in foreign currency exchange rates and acquisitions, which affect the comparability and trend of sales. Percentage organic sales growth is calculated by translating current year results at prior year average foreign currency exchange rates excluding the impact of acquisitions. To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. These adjustments are irregular in timing and may not be indicative of our

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

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

Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, gross profit, selling, general and administrative expenses, research, development and engineering expenses, operating income, effective income tax rate, net earnings and net earnings per diluted share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Consolidated Results of Operations below. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The weighted-average diluted shares outstanding used in the calculation of non-GAAP net earnings per diluted share are the same as those used in the calculation of reported net earnings per diluted share for the respective period.

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2019	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,380	$1,282	$246	$613	$480	15.0%	$1.26
Reported percent net sales	65.2%	35.1%	6.7%	16.8%	13.2%
Acquisition and integration-related charges:
Inventory stepped up to fair value	14	—	—	14	10	0.3	0.03
Other acquisition and integration-related	—	(39)	—	39	30	0.6	0.08
Amortization of purchased intangible assets	—	—	—	122	98	0.9	0.26
Restructuring-related and other charges	6	(36)	—	42	32	0.4	0.08
Medical device regulations	1	—	(11)	12	9	0.2	0.03
Recall-related matters	—	—	—	117	106	(1.4)	0.28
Regulatory and legal matters	—	15	—	(15)	(14)	0.2	(0.04)
Tax matters	—	—	—	—	1	(0.2)	—
Adjusted	$2,401	$1,222	$235	$944	$752	16.0%	$1.98
Adjusted percent net sales	65.8%	33.5%	6.4%	25.9%	20.6%

Three Months 2018	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,190	$1,190	$216	$672	$452	27.4%	$1.19
Reported percent net sales	65.9%	35.8%	6.5%	20.2%	13.6%
Acquisition and integration-related charges:
Inventory stepped up to fair value	5	—	—	5	3	0.1	0.01
Other acquisition and integration-related	—	(19)	—	19	15	—	0.04
Amortization of purchased intangible assets	—	—	—	110	88	0.6	0.23
Restructuring-related and other charges	—	(22)	—	22	17	0.3	0.05
Medical device regulations	—	—	(2)	2	1	—	0.01
Recall-related matters	—	—	—	2	2	—	—
Regulatory and legal matters	—	(23)	—	23	18	0.3	0.04
Tax matters	—	—	—	—	74	(11.9)	0.19
Adjusted	$2,195	$1,126	$214	$855	$670	16.8%	$1.76
Adjusted percent net sales	66.1%	33.9%	6.4%	25.7%	20.2%

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

Six Months 2019	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$4,663	$2,685	$471	$1,141	$892	14.6%	$2.35
Reported percent net sales	65.1%	37.5%	6.6%	15.9%	12.4%
Acquisition and integration-related charges:
Inventory stepped up to fair value	38	—	—	38	29	0.3	0.08
Other acquisition and integration-related	—	(153)	—	153	118	1.2	0.31
Amortization of purchased intangible assets	—	—	—	236	189	1.1	0.50
Restructuring-related and other charges	11	(88)	—	98	82	0.1	0.21
Medical device regulations	1	—	(18)	19	15	0.1	0.04
Recall-related matters	—	—	—	130	116	(0.6)	0.31
Regulatory and legal matters	—	(10)	—	10	5	0.3	0.01
Tax matters	—	—	—	—	20	(1.9)	0.05
Adjusted	$4,713	$2,434	$453	$1,825	$1,466	15.2%	$3.86
Adjusted percent net sales	65.8%	34.0%	6.3%	25.5%	20.5%

Six Months 2018	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$4,327	$2,426	$420	$1,263	$895	23.2%	$2.35
Reported percent net sales	65.9%	37.0%	6.4%	19.2%	13.6%
Acquisition and integration-related charges:
Inventory stepped up to fair value	11	—	—	11	7	0.2	0.02
Other acquisition and integration-related	—	(30)	—	30	24	—	0.06
Amortization of purchased intangible assets	—	—	—	212	171	0.5	0.45
Restructuring-related and other charges	5	(80)	—	85	67	0.4	0.18
Medical device regulations	1	—	(2)	3	2	—	0.01
Recall-related matters	—	—	—	6	5	—	0.01
Regulatory and legal matters	—	(55)	—	55	42	0.4	0.11
Tax matters	—	—	—	—	95	(8.2)	0.25
Adjusted	$4,344	$2,261	$418	$1,665	$1,308	16.5%	$3.44
Adjusted percent net sales	66.2%	34.5%	6.4%	25.4%	19.9%

FINANCIAL CONDITION AND LIQUIDITY

Six Months	2019	2018
Net cash provided by operating activities	$827	$946
Net cash used in investing activities	(550)	(1,073)
Net cash (used in) provided by financing activities	(2,135)	(772)
Effect of exchange rate changes on cash and cash equivalents	(4)	(2)
Change in cash and cash equivalents	$(1,862)	$(901)
Operating Activities
Cash provided by operating activities was $827 and $946 in the six months 2019 and 2018. The decrease was primarily due to increases in cash used in working capital, primarily accounts receivable and accounts payable. These uses of cash are partially offset by the receipt of cash for a prospective legal settlement. Refer to Note 6 to our Consolidated Financial Statements for further information.
Investing Activities
Cash used in investing activities was $550 and $1,073 in the six months 2019 and 2018. The decrease in cash used was primarily due to decreased payments for acquisitions in 2019.
Financing Activities
Cash used in financing activities was $2,135 and $772 in the six months 2019 and 2018. The increase in cash used was primarily driven by the repayment of $1,341 of debt upon maturity in 2019, $307 of repurchases of common stock and $390 of dividend payments.

Six Months	2019	2018
Total dividends paid to common shareholders	$390	$352
Total amount paid to repurchase common stock	$307	$300
Shares of repurchased common stock (in millions)	1.9	1.9

Liquidity
Cash, cash equivalents and marketable securities were $1,839 and $3,699 on June 30, 2019 and December 31, 2018. Current assets exceeded current liabilities by $4,239 and $4,926 on June 30, 2019 and December 31, 2018. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines. We raised funds in the capital markets in 2018 and may continue to do so from time to time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 40% on June 30, 2019 compared to 25% on December 31, 2018. We intend to use this cash to expand operations organically and through acquisitions.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on June 30, 2019. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial reporting during the three months 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 8,132 shares of our common stock in the three months 2019 as performance incentive awards to employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the three months 2019 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of June 30, 2019.

ITEM 6.	EXHIBITS

31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
† Filed with this Form 10-Q
* Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2019 Second Quarter Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	July 26, 2019	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chairman and Chief Executive Officer

Date:	July 26, 2019	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

17