Form 10-Q
period 2019-09-30
STRYKER CORP
filed 2019-10-30
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 374,366,776 shares of Common Stock, $0.10 par value, on September 30, 2019.

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Nine Months
	2019	2018	2019	2018
Net sales	$3,587	$3,242	$10,753	$9,805
Cost of sales	1,257	1,087	3,760	3,323
Gross profit	$2,330	$2,155	$6,993	$6,482
Research, development and engineering expenses	246	221	717	641
Selling, general and administrative expenses	1,291	1,242	3,976	3,668
Recall charges	49	4	179	10
Amortization of intangible assets	116	112	352	324
Total operating expenses	$1,702	$1,579	$5,224	$4,643
Operating income	$628	$576	$1,769	$1,839
Other income (expense), net	(47)	(42)	(143)	(140)
Earnings before income taxes	$581	$534	$1,626	$1,699
Income taxes	115	(56)	268	214
Net earnings	$466	$590	$1,358	$1,485

Net earnings per share of common stock:
Basic	$1.24	$1.58	$3.63	$3.97
Diluted	$1.23	$1.55	$3.58	$3.90

Weighted-average shares outstanding (in millions):
Basic	374.2	374.1	373.8	374.0
Effect of dilutive employee stock options	6.1	6.1	6.0	6.4
Diluted	380.3	380.2	379.8	380.4

Cash dividends declared per share of common stock	$0.52	$0.47	$1.56	$1.41
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Nine Months
	2019	2018	2019	2018
Net earnings	$466	$590	$1,358	$1,485
Other comprehensive income (loss), net of tax:
Marketable securities	—	—	1	(1)
Pension plans	13	(3)	2	(1)
Unrealized gains (losses) on designated hedges	(15)	6	(28)	23
Financial statement translation	79	(50)	103	(72)
Total other comprehensive income (loss), net of tax	$77	$(47)	$78	$(51)
Comprehensive income	$543	$543	$1,436	$1,434

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,948	$3,616
Marketable securities	88	83
Accounts receivable, less allowance of $75 ($64 in 2018)	2,438	2,332
Inventories:
Materials and supplies	679	606
Work in process	185	149
Finished goods	2,405	2,200
Total inventories	$3,269	$2,955
Prepaid expenses and other current assets	823	747
Total current assets	$8,566	$9,733
Property, plant and equipment:
Land, buildings and improvements	1,263	1,041
Machinery and equipment	3,340	3,236
Total property, plant and equipment	$4,603	$4,277
Less accumulated depreciation	2,143	1,986
Property, plant and equipment, net	$2,460	$2,291
Goodwill	8,704	8,563
Other intangibles, net	4,056	4,163
Noncurrent deferred income tax assets	1,586	1,678
Other noncurrent assets	1,287	801
Total assets	$26,659	$27,229

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$659	$646
Accrued compensation	767	917
Income taxes payable	87	158
Dividend payable	192	192
Accrued expenses and other liabilities	1,690	1,521
Current maturities of debt	526	1,373
Total current liabilities	$3,921	$4,807
Long-term debt, excluding current maturities	7,889	8,486
Income taxes	1,095	1,228
Other noncurrent liabilities	1,439	978
Total liabilities	$14,344	$15,499
Shareholders' equity
Common stock, $0.10 par value	37	37
Additional paid-in capital	1,593	1,559
Retained earnings	11,238	10,765
Accumulated other comprehensive loss	(553)	(631)
Total shareholders' equity	$12,315	$11,730
Total liabilities and shareholders' equity	$26,659	$27,229

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Three Months		Nine Months
	2019	2018	2019	2018
Common stock shares outstanding (in millions)
Beginning	374.1	374.0	374.4	374.4
Issuance of common stock under stock option and benefit plans	0.3	0.2	1.9	1.7
Repurchase of common stock	—	—	(1.9)	(1.9)
Ending	374.4	374.2	374.4	374.2

Common stock
Beginning	$37	$37	$37	$37
Issuance of common stock under stock option and benefit plans	—	—	—	—
Repurchase of common stock	—	—	—	—
Ending	$37	$37	$37	$37
Additional paid-in capital
Beginning	$1,569	$1,503	$1,559	$1,496
Issuance of common stock under stock option and benefit plans	(8)	2	(53)	(41)
Repurchase of common stock	—	—	(8)	(7)
Share-based compensation	32	30	95	87
Ending	$1,593	$1,535	$1,593	$1,535
Retained earnings
Beginning	$10,967	$8,477	$10,765	$8,986
Cumulative effect of accounting changes	—	—	—	(759)
Net earnings	466	590	1,358	1,485
Repurchase of common stock	—	—	(299)	(293)
Cash dividends declared	(195)	(175)	(586)	(527)
Ending	$11,238	$8,892	$11,238	$8,892
Accumulated other comprehensive (loss) income
Beginning	$(630)	$(557)	$(631)	$(553)
Other comprehensive income (loss)	77	(47)	78	(51)
Ending	$(553)	$(604)	$(553)	$(604)
Total Stryker shareholders' equity	$12,315	$9,860	$12,315	$9,860
Non-controlling interest
Beginning	$—	$—	$—	$14
Interest purchased	—	—	—	(15)
Net earnings attributable to noncontrolling interest	—	—	—	—
Foreign currency exchange translation adjustment	—	—	—	1
Ending	$—	$—	$—	$—
Total shareholders' equity	$12,315	$9,860	$12,315	$9,860

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	2019	2018
Operating activities
Net earnings	$1,358	$1,485
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	231	223
Amortization of intangible assets	352	324
Share-based compensation	95	87
Recall charges	179	10
Sale of inventory stepped-up to fair value at acquisition	55	6
Changes in operating assets and liabilities:
Accounts receivable	(124)	119
Inventories	(414)	(445)
Accounts payable	37	57
Accrued expenses and other liabilities	64	(40)
Recall-related payments	(172)	(89)
Income taxes	(94)	(231)
Other, net	(111)	58
Net cash provided by operating activities	$1,456	$1,564
Investing activities
Acquisitions, net of cash acquired	(281)	(770)
Purchases of marketable securities	(57)	(214)
Proceeds from sales of marketable securities	52	173
Purchases of property, plant and equipment	(450)	(418)
Net cash used in investing activities	$(736)	$(1,229)
Financing activities
Proceeds (payments) on short-term borrowings, net	(7)	(8)
Proceeds from issuance of long-term debt	—	595
Payments on long-term debt	(1,341)	(600)
Dividends paid	(585)	(528)
Repurchases of common stock	(307)	(300)
Cash paid for taxes from withheld shares	(130)	(104)
Payments to purchase noncontrolling interest	—	(14)
Other financing, net	10	8
Net cash (used in) provided by financing activities	$(2,360)	$(951)
Effect of exchange rate changes on cash and cash equivalents	(28)	(8)
Change in cash and cash equivalents	$(1,668)	$(624)
Cash and cash equivalents at beginning of period	3,616	2,542
Cash and cash equivalents at end of period	$1,948	$1,918

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries (the "Company," "we," us" or "our") on September 30, 2019 and the results of operations for the three and nine months 2019. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2018.
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

Net Sales by Product Line
	Three Months		Nine Months
	2019	2018	2019	2018
Orthopaedics:
Knees	$426	$395	$1,305	$1,236
Hips	332	316	1,011	983
Trauma and Extremities	407	376	1,197	1,152
Other	97	84	272	244
	$1,262	$1,171	$3,785	$3,615
MedSurg:
Instruments	$476	$442	$1,474	$1,292
Endoscopy	474	443	1,424	1,335
Medical	554	492	1,627	1,508
Sustainability	72	66	212	190
	$1,576	$1,443	$4,737	$4,325
Neurotechnology and Spine:
Neurotechnology	$488	$435	$1,436	$1,282
Spine	261	193	795	583
	$749	$628	$2,231	$1,865
Total	$3,587	$3,242	$10,753	$9,805

Net Sales by Geography
	Three Months 2019		Three Months 2018
	United States	International	United States	International
Orthopaedics:
Knees	$318	$108	$291	$104
Hips	211	121	198	118
Trauma and Extremities	262	145	242	134
Other	81	16	67	17
	$872	$390	$798	$373
MedSurg:
Instruments	$373	$103	$352	$90
Endoscopy	377	97	346	97
Medical	442	112	393	99
Sustainability	71	1	66	—
	$1,263	$313	$1,157	$286
Neurotechnology and Spine:
Neurotechnology	$314	$174	$284	$150
Spine	195	66	142	52
	$509	$240	$426	$202
Total	$2,644	$943	$2,381	$861

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

Net Sales by Geography
	Nine Months 2019		Nine Months 2018
	United States	International	United States	International
Orthopaedics:
Knees	$962	$343	$896	$340
Hips	643	368	610	373
Trauma and Extremities	768	429	729	423
Other	223	49	198	46
	$2,596	$1,189	$2,433	$1,182
MedSurg:
Instruments	$1,168	$306	$1,007	$285
Endoscopy	1,136	288	1,049	286
Medical	1,288	339	1,158	350
Sustainability	210	2	189	1
	$3,802	$935	$3,403	$922
Neurotechnology and Spine:
Neurotechnology	$922	$514	$820	$462
Spine	598	197	424	159
	$1,520	$711	$1,244	$621
Total	$7,918	$2,835	$7,080	$2,725

Contract Assets and Liabilities
On September 30, 2019 there were no contract assets recorded on our Consolidated Balance Sheets.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $319 and $327 on September 30, 2019 and December 31, 2018.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2019	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(148)	$37	$(516)	$(630)
OCI	—	11	(18)	116	109
Income taxes	—	1	10	(32)	(21)
Reclassifications to:
Cost of sales	—	—	(2)	—	(2)
Other (income) expense	—	1	—	(7)	(6)
Income taxes	—	—	(5)	2	(3)
Net OCI	$—	$13	$(15)	$79	$77
Ending	$(3)	$(135)	$22	$(437)	$(553)

Three Months 2018	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(5)	$(132)	$45	$(465)	$(557)
OCI	1	(2)	8	(50)	(43)
Income taxes	—	(2)	(2)	—	(4)
Reclassifications to:
Cost of sales	—	—	(2)	—	(2)
Other (income) expense	(1)	2	1	—	2
Income taxes	—	(1)	1	—	—
Net OCI	$—	$(3)	$6	$(50)	$(47)
Ending	$(5)	$(135)	$51	$(515)	$(604)

Nine Months 2019	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(4)	$(137)	$50	$(540)	$(631)
OCI	1	(5)	(34)	144	106
Income taxes	—	4	18	(36)	(14)
Reclassifications to:
Cost of sales	—	—	(4)	—	(4)
Other (income) expense	—	4	—	(7)	(3)
Income taxes	—	(1)	(8)	2	(7)
Net OCI	$1	$2	$(28)	$103	$78
Ending	$(3)	$(135)	$22	$(437)	$(553)

Nine Months 2018	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(4)	$(134)	$28	$(443)	$(553)
OCI	(1)	(6)	32	(84)	(59)
Income taxes	—	1	(8)	12	5
Reclassifications to:
Cost of sales	—	—	(4)	—	(4)
Other (income) expense	—	6	1	—	7
Income taxes	—	(2)	2	—	—
Net OCI	$(1)	$(1)	$23	$(72)	$(51)
Ending	$(5)	$(135)	$51	$(515)	$(604)

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
Foreign Currency Hedges

September 2019	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$804	$1,100	$5,874	$7,778
Maximum term in days				586
Fair value:
Other current assets	$7	$—	$189	$196
Other noncurrent assets	—	44	—	44
Other current liabilities	(9)	—	(10)	(19)
Other noncurrent liabilities	(1)	—	—	(1)
Total fair value	$(3)	$44	$179	$220

December 2018	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$870	$—	$5,466	$6,336
Maximum term in days				586
Fair value:
Other current assets	$15	$—	$28	$43
Other noncurrent assets	1	—	33	34
Other current liabilities	(5)	—	(15)	(20)
Total fair value	$11	$—	$46	$57

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

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

exclude the spot-forward difference from the assessment of hedge effectiveness and amortize this amount separately on a straight-line basis over the term of the forward contracts. This amortization will be recorded to Other income (expense), net on our Consolidated Statements of Earnings.
On September 30, 2019 the total after tax gain amount in AOCI related to our €2.25 billion senior unsecured notes designated as net investment hedges was $61. We evaluate the effectiveness of our net investment hedges quarterly.
We are exposed to credit loss in the event of nonperformance by our counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum loss exposure is the asset balance of the instrument.
Net Currency Exchange Rate Gains (Losses)

		Three Months		Nine Months
Derivative instrument	Recorded in:	2019	2018	2019	2018
Cash Flow	Cost of sales	$2	$2	$4	$4
Net Investment	Other income (expense), net	7	—	7	—
Non-Designated	Other income (expense), net	(6)	1	(10)	(3)
	Total	$3	$3	$1	$1

Pretax gains (losses) on derivatives designated as cash flow of ($3) and net investment hedges of $25 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense) in earnings within 12 months as of September 30, 2019. The cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
On September 30, 2019 we had interest rate swap agreements with notional amounts of €600 and $750 designated as forward starting interest rate swaps in anticipation of future debt issuances. Pretax losses of $6 and $8 for the €600 and $750 interest rate swap agreements were recorded in AOCI as of September 30, 2019. Upon the probable issuance of the debt, these amounts will be released to interest expense over the term of the debt. The cash flow effect of these hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2018.
There were no significant transfers into or out of any level in 2019.

Assets Measured at Fair Value	September	December
	2019	2018
Cash and cash equivalents	$1,948	$3,616
Trading marketable securities	139	118
Level 1 - Assets	$2,087	$3,734
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$36	$38
United States agency debt securities	3	11
United States Treasury debt securities	40	23
Certificates of deposit	9	11
Total available-for-sale marketable securities	$88	$83
Foreign currency exchange forward contracts	240	77
Level 2 - Assets	$328	$160
Total assets measured at fair value	$2,415	$3,894

Liabilities Measured at Fair Value	September	December
	2019	2018
Deferred compensation arrangements	$139	$118
Level 1 - Liabilities	$139	$118
Foreign currency exchange forward contracts	$20	$20
Interest rate swap liability	$14	$—
Level 2 - Liabilities	$34	$20
Contingent consideration:
Beginning	$117	$32
Additions	166	77
Change in estimate	(11)	15
Settlements	(17)	(7)
Ending	$255	$117
Level 3 - Liabilities	$255	$117
Total liabilities measured at fair value	$428	$255

Fair Value of Available for Sale Securities by Maturity
	September 2019	December 2018
Due in one year or less	$44	$51
Due after one year through three years	$44	$32

On September 30, 2019 and December 31, 2018 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income recorded in other income (expense), net, was $36 and $29 in the three months and was $109 and $79 in the nine months 2019 and 2018.
Our investments in available-for-sale marketable securities had a minimum credit quality rating of A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired on September 30, 2019. On September 30, 2019 the majority of our investments with unrealized losses that were not deemed to be other-than-temporarily impaired were in a continuous unrealized loss position for less than twelve months, and the losses were not material.

Securities in a Continuous Unrealized Loss Position
	Number of Investments	Fair Value
Corporate and asset-backed	4	$1
United States agency	1	1
United States Treasury	5	10
Total	10	$12

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

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

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
In 2010 we filed a lawsuit in federal court against Zimmer Biomet Holdings, Inc. (Zimmer), alleging that a Zimmer product infringed on three of our patents. In 2013 following a jury trial favorable to us, the trial judge entered a final judgment that, among other things, awarded us damages of $76 and ordered Zimmer to pay us enhanced damages. Zimmer appealed this ruling. In December 2014 the Federal Circuit affirmed the damages awarded to us, reversed the order for enhanced damages and remanded the issue of attorney fees to the trial court. In May 2015 the trial court entered a stipulated judgment that, among other things, required Zimmer to pay us the base amount of damages and interest, while the issues of enhanced damages and attorney fees continue to be pursued. In June 2015 we recorded a $54 gain, net of legal costs, which was recorded within selling, general and administrative expenses. On June 13, 2016 the United States Supreme Court vacated the decision of the Federal Circuit that reversed our judgment for enhanced damages and remanded the case to the Federal Circuit to reconsider the issue. On September 12, 2016 the Federal Circuit issued an opinion that, among other things, remanded the issue of enhanced damages to the trial court. On July 12, 2017 the trial court reaffirmed its award of enhanced damages and entered a judgment of $164 in our favor. Zimmer appealed, and on December 10, 2018 the Federal Circuit affirmed the decision. Zimmer filed a petition on January 23, 2019 to seek a rehearing of this ruling by the entire Federal Circuit. On March 19, 2019 the Federal Circuit denied Zimmer’s petition for a rehearing. Zimmer conditionally paid us $167 while it pursued a review of the decision by the Supreme Court. On October 7, 2019 the Supreme Court denied Zimmer’s petition for review. Zimmer has until November 1, 2019 to file a petition for rehearing of the denial.
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
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of these matters. Based on the information that has been received, we have estimated the remaining range of probable loss related to these matters globally to be approximately $265 to $505. We have recorded charges to earnings representing the minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly, the ultimate cost related to these matters globally may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

Leases		September
		2019
Right-of-use assets		$362
Lease liabilities, current		$87
Lease liabilities, non-current		$278

Other information
Weighted-average remaining lease term		5.9 years
Weighted-average discount rate		3.32%

	Three Months 2019	Nine Months 2019
Operating lease cost	$34	102

NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. Cash paid for acquisitions, net of cash acquired, was $281 and $770 in the nine months 2019 and 2018. Acquisition and integration related charges, including the amortization of inventory stepped up to fair value, was $32 and $8 in the three months and $223 and $49 in the nine months 2019 and 2018.
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

Purchase Price Allocation of Acquired Net Assets
	2018
	K2M	Entellus
Tangible assets:
Accounts receivable	$58	$17
Inventory	131	14
Other assets	122	62
Contingent consideration	—	(79)
Other liabilities	(247)	(76)
Intangible assets:
Customer relationship	34	33
Distributor relationship	1	—
Trade name	10	—
Developed technology and patents	475	261
Internally developed software	2	—
Goodwill	794	465
Purchase price, net of cash acquired	$1,380	$697
Weighted-average life of intangible assets	14	16

Estimated Amortization Expense
Remainder of 2019	2020	2021	2022	2023
$114	$442	$424	$414	$393

In October 2019 we completed the acquisition of Mobius Imaging and Cardan Robotics for cash consideration of approximately $370 and future development and commercial milestones of up to $130. Mobius is a leader in point-of-care imaging technology focused on integrating advanced imaging technologies into medical workflow.  Cardan is working to develop innovative robotics and navigation technology systems for surgical and interventional radiology procedures. Mobius and Cardan will be part of our Spine business within Neurotechnology and Spine. Goodwill attributable to the acquisition is not deductible for tax purposes. The preliminary purchase price allocation for this acquisition will be performed during the fourth quarter 2019.
NOTE 8 - DEBT AND CREDIT FACILITIES
In January 2019 we repaid $500 of our senior unsecured notes with a coupon of 1.800% that were due on January 15, 2019. In March 2019 we repaid $750 of our senior unsecured notes with a coupon of 2.000% that were due on March 8, 2019. Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On September 30, 2019 there were no amounts outstanding under our commercial paper program.
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on September 30, 2019.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

Summary of Total Debt		September 2019	December 2018
Senior unsecured notes:
Rate	Due
1.800%	January 15, 2019	$—	$500
2.000%	March 8, 2019	—	750
4.375%	January 15, 2020	500	499
Variable	November 30, 2020	329	343
2.625%	March 15, 2021	748	747
1.125%	November 30, 2023	602	627
3.375%	May 15, 2024	587	584
3.375%	November 1, 2025	746	746
3.500%	March 15, 2026	991	990
2.125%	November 30, 2027	819	853
3.650%	March 7, 2028	595	595
2.625%	November 30, 2030	704	733
4.100%	April 1, 2043	391	391
4.375%	May 15, 2044	395	395
4.625%	March 15, 2046	981	980
Other		27	126
Total debt		$8,415	$9,859
Less current maturities of debt		526	1,373
Total long-term debt		$7,889	$8,486

Unamortized debt issuance costs		$45	$50
Available borrowing capacity		$1,547	$1,548
Fair value of senior unsecured notes		$9,280	$9,746

The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all our debt is classified within Level 2 of the fair value hierarchy.

NOTE 9 - INCOME TAXES
Our effective tax rates were 19.8% and (10.5)% in the three months and 16.5% and 12.6% in the nine months 2019 and 2018. The increase in the effective tax rate for the three and nine months was primarily due to adjustments related to the Tax Cuts and Jobs Act of 2017 and favorable audit settlements in 2018.
NOTE 10 - SEGMENT INFORMATION

	Three Months		Nine Months
	2019	2018	2019	2018
Orthopaedics	$1,262	$1,171	$3,785	$3,615
MedSurg	1,576	1,443	4,737	4,325
Neurotechnology and Spine	749	628	2,231	1,865
Net sales	$3,587	$3,242	$10,753	$9,805
Orthopaedics	$437	$397	$1,322	$1,263
MedSurg	389	341	1,170	968
Neurotechnology and Spine	204	173	617	532
Segment operating income	$1,030	$911	$3,109	$2,763
Items not allocated to segments:
Corporate and other	(117)	(104)	(371)	(291)
Acquisition and integration-related charges	(32)	(8)	(223)	(49)
Amortization of intangible assets	(116)	(112)	(352)	(324)
Restructuring-related charges	(48)	(39)	(146)	(124)
Medical device regulations	(15)	(2)	(34)	(5)
Recall-related matters	(49)	(4)	(179)	(10)
Regulatory and legal matters	(25)	(66)	(35)	(121)
Consolidated operating income	$628	$576	$1,769	$1,839

There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2018.

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview of the Three and Nine Months
In the three months 2019 we achieved sales growth of 10.6%. Excluding the impact of acquisitions sales grew 8.6% in constant currency. We reported operating income margin of 17.5%, net earnings of $466 and net earnings per diluted share of $1.23. Excluding the impact of certain items, we expanded adjusted operating income margin 50 basis points to 25.4%, with adjusted net earnings(1) of $725 and growth of 13.0% in adjusted net earnings per diluted share(1).

In the nine months 2019 we achieved sales growth of 9.7%. Excluding the impact of acquisitions sales grew 8.1% in constant currency. We reported operating income margin of 16.5%, net earnings of $1,358 and net earnings per diluted share of $3.58. Excluding the impact of certain items, we expanded adjusted operating income margin 30 basis points to 25.5%, with adjusted net earnings(1) of $2,191 and growth of 12.5% in adjusted net earnings per diluted share(1).
Recent Developments
In January 2019 we repaid $500 of our senior unsecured notes with a coupon of 1.800% that were due on January 15, 2019. In March 2019 we repaid $750 of our senior unsecured notes with a coupon of 2.000% that were due on March 8, 2019.
In the nine months 2019 we completed acquisitions for total cash consideration of $281 with future milestone payments primarily due upon the achievement of certain clinical and sales milestones.
In the nine months 2019 we repurchased 1.9 million shares of our common stock at a cost of $307 under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of September 30, 2019.
On January 1, 2019 we adopted ASU 2016-02, Leases, and related amendments (ASC 842), which require lease assets and liabilities to be recorded on the balance sheet for leases with terms greater than twelve months. Refer to Note 6 to our Consolidated Financial Statements for further information. The adoption of this update did not have a material impact on our Consolidated Financial Statements.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months					Nine Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2019	2018	2019	2018	Change	2019	2018	2019	2018	Change
Net sales	$3,587	$3,242	100.0%	100.0%	10.6%	$10,753	$9,805	100.0%	100.0%	9.7%
Gross profit	2,330	2,155	65.0	66.5	8.1	6,993	6,482	65.0	66.1	7.9
Research, development and engineering expenses	246	221	6.9	6.8	11.3	717	641	6.7	6.5	11.9
Selling, general and administrative expenses	1,291	1,242	36.0	38.3	3.9	3,976	3,668	37.0	37.4	8.4
Recall charges	49	4	1.4	0.1	nm	179	10	1.7	0.1	nm
Amortization of intangible assets	116	112	3.2	3.5	3.6	352	324	3.3	3.3	8.6
Other income (expense), net	(47)	(42)	(1.3)	(1.3)	11.9	(143)	(140)	(1.3)	(1.4)	2.1
Income taxes	115	(56)			nm	268	214			25.2
Net earnings	$466	$590	13.0%	18.2%	(21.0)%	$1,358	$1,485	12.6%	15.1%	(8.6)%

Net earnings per diluted share	$1.23	$1.55			(20.6)%	$3.58	$3.90			(8.2)%
Adjusted net earnings per diluted share(1)	$1.91	$1.69			13.0%	$5.77	$5.13			12.5%

nm - not meaningful

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

Geographic and Segment Net Sales	Three Months				Nine Months
			Percentage Change				Percentage Change
	2019	2018	As Reported	Constant Currency	2019	2018	As Reported	Constant Currency
Geographic:
United States	$2,644	$2,381	11.1%	11.1%	$7,918	$7,080	11.8%	11.8%
International	943	861	9.5	12.9	2,835	2,725	4.0	9.6
Total	$3,587	$3,242	10.6%	11.5%	$10,753	$9,805	9.7%	11.2%
Segment:
Orthopaedics	$1,262	$1,171	7.8%	8.8%	$3,785	$3,615	4.7%	6.5%
MedSurg	1,576	1,443	9.2	10.0	4,737	4,325	9.5	10.8
Neurotechnology and Spine	749	628	19.4	20.2	2,231	1,865	19.6	21.4
Total	$3,587	$3,242	10.6%	11.5%	$10,753	$9,805	9.7%	11.2%

Supplemental Net Sales Growth Information
	Three Months							Nine Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2019	2018	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2019	2018	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$426	$395	7.8%	8.8%	8.9%	4.6%	8.4%	$1,305	$1,236	5.6%	7.2%	7.3%	0.9%	6.7%
Hips	332	316	5.2	6.4	7.0	2.3	5.6	1,011	983	2.9	4.9	5.4	(1.3)	3.9
Trauma and Extremities	407	376	8.0	9.1	8.3	7.6	10.7	1,197	1,152	3.9	5.7	5.4	1.3	6.4
Other	97	84	15.8	16.3	20.3	(2.2)	—	272	244	11.7	12.8	12.7	7.5	13.0
	$1,262	$1,171	7.8%	8.8%	9.2%	4.7%	8.0%	$3,785	$3,615	4.7%	6.5%	6.7%	0.6%	6.0%
MedSurg:
Instruments	$476	$442	7.7%	8.5%	5.8%	15.6%	19.4%	$1,474	$1,292	14.2%	15.5%	16.0%	7.5%	13.7%
Endoscopy	474	443	6.8	7.6	8.6	0.1	4.0	1,424	1,335	6.6	8.0	8.2	0.7	7.4
Medical	554	492	12.6	13.5	12.5	13.3	17.3	1,627	1,508	7.9	9.2	11.2	(3.2)	2.5
Sustainability	72	66	9.7	9.7	9.2	nm	nm	212	190	11.7	11.8	11.2	nm	nm
	$1,576	$1,443	9.2%	10.0%	9.1%	9.6%	13.5%	$4,737	$4,325	9.5%	10.8%	11.7%	1.4%	7.6%
Neurotechnology and Spine:
Neurotechnology	$488	$435	12.2%	13.1%	10.7%	15.1%	17.6%	$1,436	$1,282	12.0%	13.8%	12.6%	11.0%	16.0%
Spine	261	193	35.3	36.2	38.2	27.6	30.8	795	583	36.4	38.0	41.0	24.1	30.0
	$749	$628	19.4%	20.2%	19.9%	18.3%	21.0%	$2,231	$1,865	19.6%	21.4%	22.2%	14.4%	19.6%
Total	$3,587	$3,242	10.6%	11.5%	11.1%	9.5%	12.9%	$10,753	$9,805	9.7%	11.2%	11.8%	4.0%	9.6%

Consolidated Net Sales
Consolidated net sales increased 10.6% in the three months 2019 as reported and 11.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.9%. Excluding the 2.9% impact of acquisitions, net sales in constant currency increased by 9.3% from unit volume partially offset by 0.7% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, knee, hip, trauma and extremities and medical and endoscopy products.
Consolidated net sales increased 9.7% in the nine months 2019 as reported and 11.2% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.5%. Excluding the 3.1% impact of acquisitions, net sales in constant currency increased by 9.1% from unit volume partially offset by 1.0% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, instruments, knee, hip, trauma and extremities and medical and endoscopy products.
Orthopaedics Net Sales
Orthopaedics net sales increased 7.8% in the three months 2019 as reported and 8.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.0%. Net sales in constant currency increased by 10.1% from unit volume partially offset by 1.3% due to lower prices. The unit volume increase was primarily due to higher shipments of knee, hip and trauma and extremities products.

Orthopaedics net sales increased 4.7% in the nine months 2019 as reported and 6.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.8%. Net sales in constant currency increased by 8.1% from unit volume partially offset by 1.6% due to lower prices. The unit volume increase was primarily due to higher shipments of knee, hip and trauma and extremities products.
MedSurg Net Sales
MedSurg net sales increased 9.2% in the three months 2019 as reported and 10.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Excluding the 1.2% impact of acquisitions, net sales in constant currency increased by 9.2% from unit volume partially offset by 0.4% due to lower prices. The unit volume increase was primarily due to higher shipments of medical and endoscopy products and sustainability solutions.
MedSurg net sales increased 9.5% in the nine months 2019 as reported and 10.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.3%. Excluding the 1.1% impact of acquisitions, net sales in constant currency increased by 10.2% from unit volume partially offset by 0.5% due to lower prices. The unit volume increase was primarily due to higher shipments of instruments, medical and endoscopy products and sustainability solutions.

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales increased 19.4% in the three months 2019 as reported and 20.2% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Excluding the 12.6% impact of acquisitions, net sales in constant currency increased by 7.8% from unit volume partially offset by 0.2% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Neurotechnology and Spine net sales increased 19.6% in the nine months 2019 as reported and 21.4% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.8%. Excluding the 13.8% impact of acquisitions, net sales in constant currency increased by 8.5% from unit volume partially offset by 0.9% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Gross Profit
Gross profit as a percentage of sales in the three months 2019 decreased to 65.0% from 66.5% in 2018. Excluding the impact of the items noted below, gross profit decreased to 65.7% of sales in the three months 2019 from 66.2% in 2018 primarily due to lower selling prices and product mix, partially offset by increases due to leverage from higher sales volumes.
Gross profit as a percentage of sales in the nine months 2019 decreased to 65.0% from 66.1% in 2018. Excluding the impact of the items noted below, gross profit decreased to 65.7% of sales in the nine months 2019 from 66.2% in 2018 primarily due to lower selling prices and product mix, partially offset by increases due to leverage from higher sales volumes.

			Percent Net Sales
Three Months	2019	2018	2019	2018
Reported	$2,330	$2,155	65.0%	66.5%
Inventory stepped up to fair value	17	(11)	0.4	(0.4)
Restructuring-related and other charges	10	4	0.3	0.1
Adjusted	$2,357	$2,148	65.7%	66.2%

			Percent Net Sales
Nine Months	2019	2018	2019	2018
Reported	$6,993	$6,482	65.0%	66.1%
Inventory stepped up to fair value	55	—	0.5	—
Restructuring-related and other charges	21	9	0.2	0.1
Medical device regulations	1	1	—	—
Adjusted	$7,070	$6,492	65.7%	66.2%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $25 or 11.3% to 6.9% of sales in the three months 2019 from 6.8% in 2018. Excluding the impact of the items noted below, expenses decreased to 6.5% of sales in 2019 from 6.7% in 2018 due to leverage from higher sales volumes. Projects to develop new products, investments in new technologies and recent acquisitions contributed to the increased spending levels.
Research, development and engineering expenses increased $76 or 11.9% to 6.7% of sales in the nine months 2019 from 6.5% in 2018. Excluding the impact of the items noted below, expenses decreased to 6.4% of sales in 2019 from 6.5% in 2018 due to leverage from higher sales volumes. Projects to develop new products, investments in new technologies and recent acquisitions contributed to the increased spending levels.

			Percent Net Sales
Three Months	2019	2018	2019	2018
Reported	$246	$221	6.9%	6.8%
Medical device regulations	(15)	(2)	(0.4)	(0.1)
Adjusted	$231	$219	6.5%	6.7%

			Percent Net Sales
Nine Months	2019	2018	2019	2018
Reported	$717	$641	6.7%	6.5%
Medical device regulations	(33)	(5)	(0.3)	—
Adjusted	$684	$636	6.4%	6.5%
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $49 or 3.9% in the three months 2019 and decreased as a percentage of sales to 36.0% from 38.3% in 2018. Excluding the impact of the items noted below, expenses decreased to 33.8% of sales in 2019 from 34.6% in 2018, primarily due to leverage from higher sales volumes and continued focus on our operating expense improvement initiatives, partially offset by the leverage from recent acquisitions.
Selling, general and administrative expenses increased $308 or 8.4% in the nine months 2019 and decreased as a percentage of sales to 37.0% from 37.4% in 2018. Excluding the impact of the items noted below, expenses decreased to 33.9% of sales in 2019 from 34.5% in 2018, primarily due to leverage from higher sales volumes and continued focus on our operating expense improvement initiatives, partially offset by the leverage from recent acquisitions.

			Percent Net Sales
Three Months	2019	2018	2019	2018
Reported	$1,291	$1,242	36.0%	38.3%
Other acquisition and integration-related	(15)	(19)	(0.4)	(0.6)
Restructuring-related and other charges	(37)	(35)	(1.1)	(1.1)
Regulatory and legal matters	(25)	(66)	(0.7)	(2.0)
Adjusted	$1,214	$1,122	33.8%	34.6%

			Percent Net Sales
Nine Months	2019	2018	2019	2018
Reported	$3,976	$3,668	37.0%	37.4%
Other acquisition and integration-related	(168)	(49)	(1.6)	(0.5)
Restructuring-related and other charges	(125)	(115)	(1.2)	(1.2)
Regulatory and legal matters	(35)	(121)	(0.3)	(1.2)
Adjusted	$3,648	$3,383	33.9%	34.5%
Recall Charges
Recall charges were $49 and $4 in the three months and were $179 and $10 in the nine months 2019 and 2018. Charges were primarily due to the previously disclosed Rejuvenate and ABGII Modular-Neck hip stems and LFIT V40 femoral head voluntary recalls. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $116 and $112 in the three months and was $352 and $324 in the nine months 2019 and 2018. The increase in 2019 was primarily due to our recent acquisitions. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating Income increased $52 or 9.0% to 17.5% of net sales in the three months 2019 from 17.8% in 2018. Excluding the impact of the items noted below, operating income increased to 25.4% of sales in 2019 from 24.9% in 2018 primarily due to leverage from

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

higher sales volumes and continued focus on our operating expense improvement initiatives, partially offset by lower selling prices.
Operating Income decreased $70 or 3.8% to 16.5% of net sales in the nine months 2019 from 18.8% in 2018. Excluding the impact of the items noted below, operating income increased to 25.5% of sales in 2019 from 25.2% in 2018 primarily due to leverage from higher sales volumes and continued focus on our operating expense improvement initiatives, partially offset by lower selling prices.

			Percent Net Sales
Three Months	2019	2018	2019	2018
Reported	$628	$576	17.5%	17.8%
Inventory stepped up to fair value	17	(11)	0.5	(0.3)
Other acquisition and integration-related	15	19	0.4	0.6
Amortization of purchased intangible assets	116	112	3.2	3.4
Restructuring-related and other charges	48	39	1.3	1.2
Medical device regulations	15	2	0.4	0.1
Recall-related matters	49	4	1.4	0.1
Regulatory and legal matters	25	66	0.7	2.0
Adjusted	$913	$807	25.4%	24.9%

			Percent Net Sales
Nine Months	2019	2018	2019	2018
Reported	$1,769	$1,839	16.5%	18.8%
Inventory stepped up to fair value	55	—	0.5	—
Other acquisition and integration-related	168	49	1.6	0.5
Amortization of purchased intangible assets	352	324	3.2	3.3
Restructuring-related and other charges	146	124	1.4	1.3
Medical device regulations	34	5	0.3	—
Recall-related matters	179	10	1.7	0.1
Regulatory and legal matters	35	121	0.3	1.2
Adjusted	$2,738	$2,472	25.5%	25.2%
Other Income (Expense), Net
Other income (expense), net was ($47) and ($42) in the three months and was ($143) and ($140) in the nine months 2019 and 2018. The increase in 2019 was primarily due to higher interest expense due to higher interest rates partially offset by an increase in interest income due to higher interest rates.
Income Taxes
The effective tax rates were 19.8% and (10.5)% in the three months and 16.5% and 12.6% in the nine months 2019 and 2018. The increase in the effective tax rate in 2019 was primarily due to adjustments related to the Tax Cuts and Jobs Act of 2017 and favorable audit settlements in 2018.
Net Earnings
Net earnings decreased to $466 or $1.23 per diluted share in the three months 2019 from $590 or $1.55 per diluted share in 2018. Adjusted net earnings per diluted share(1) increased 13.0% to $1.91 in 2019 from $1.69 in 2018. The impact of foreign currency exchange rates on net earnings per diluted share was a decrease of net earnings per diluted share of approximately $0.02 in 2019 and was neutral in 2018.
Net earnings decreased to $1,358 or $3.58 per diluted share in the nine months 2019 from $1,485 or $3.90 per diluted share in 2018. Adjusted net earnings per diluted share(1) increased 12.5% to $5.77 in 2019 from $5.13 in 2018. The impact of foreign currency exchange rates on net earnings per diluted share was a decrease of net earnings per diluted share of approximately $0.12 in 2019 and an increase of approximately $0.06 in 2018.

			Percent Net Sales
Three Months	2019	2018	2019	2018
Reported	$466	$590	13.0%	18.2%
Inventory stepped up to fair value	13	(11)	0.4	(0.3)
Other acquisition and integration-related	8	17	0.2	0.5
Amortization of purchased intangible assets	105	92	2.8	2.8
Restructuring-related and other charges	40	31	1.1	0.9
Medical device regulations	13	2	0.4	0.1
Recall-related matters	28	2	0.8	0.1
Regulatory and legal matters	14	50	0.4	1.5
Tax matters	38	(130)	1.1	(4.0)
Adjusted	$725	$643	20.2%	19.8%

			Percent Net Sales
Nine Months	2019	2018	2019	2018
Reported	$1,358	$1,485	12.6%	15.1%
Inventory stepped up to fair value	42	(4)	0.4	—
Other acquisition and integration-related	126	41	1.2	0.4
Amortization of purchased intangible assets	294	263	2.8	2.7
Restructuring-related and other charges	122	98	1.1	1.0
Medical device regulations	28	4	0.3	0.1
Recall-related matters	144	7	1.3	0.1
Regulatory and legal matters	19	92	0.2	0.9
Tax matters	58	(35)	0.5	(0.4)
Adjusted	$2,191	$1,951	20.4%	19.9%

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

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

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

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2019	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,330	$1,291	$246	$628	$466	19.8%	$1.23
Reported percent net sales	65.0%	36.0%	6.9%	17.5%	13.0%
Acquisition and integration-related charges:
Inventory stepped up to fair value	17	—	—	17	13	0.2	0.03
Other acquisition and integration-related	—	(15)	—	15	8	0.6	0.02
Amortization of purchased intangible assets	—	—	—	116	105	(1.5)	0.28
Restructuring-related and other charges	10	(37)	—	48	40	0.1	0.11
Medical device regulations	—	—	(15)	15	13	—	0.03
Recall-related matters	—	—	—	49	28	2.2	0.07
Regulatory and legal matters	—	(25)	—	25	14	1.2	0.04
Tax matters	—	—	—	—	38	(6.5)	0.10
Adjusted	$2,357	$1,214	$231	$913	$725	16.1%	$1.91
Adjusted percent net sales	65.7%	33.8%	6.5%	25.4%	20.2%

Three Months 2018	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,155	$1,242	$221	$576	$590	(10.5)%	$1.55
Reported percent net sales	66.5%	38.3%	6.8%	17.8%	18.2%
Acquisition and integration-related charges:
Inventory stepped up to fair value	(11)	—	—	(11)	(11)	0.3	(0.03)
Other acquisition and integration-related	—	(19)	—	19	17	—	0.05
Amortization of purchased intangible assets	—	—	—	112	92	0.5	0.24
Restructuring-related and other charges	4	(35)	—	39	31	0.4	0.08
Medical device regulations	—	—	(2)	2	2	—	—
Recall-related matters	—	—	—	4	2	0.1	0.01
Regulatory and legal matters	—	(66)	—	66	50	1.0	0.13
Tax matters	—	—	—	—	(130)	24.3	(0.34)
Adjusted	$2,148	$1,122	$219	$807	$643	16.1%	$1.69
Adjusted percent net sales	66.2%	34.6%	6.7%	24.9%	19.8%

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

Nine Months 2019	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$6,993	$3,976	$717	$1,769	$1,358	16.5%	$3.58
Reported percent net sales	65.0%	37.0%	6.7%	16.5%	12.6%
Acquisition and integration-related charges:
Inventory stepped up to fair value	55	—	—	55	42	0.3	0.11
Other acquisition and integration-related	—	(168)	—	168	126	1.0	0.33
Amortization of purchased intangible assets	—	—	—	352	294	0.1	0.78
Restructuring-related and other charges	21	(125)	—	146	122	0.1	0.32
Medical device regulations	1	—	(33)	34	28	0.1	0.07
Recall-related matters	—	—	—	179	144	0.4	0.38
Regulatory and legal matters	—	(35)	—	35	19	0.5	0.05
Tax matters	—	—	—	—	58	(3.5)	0.15
Adjusted	$7,070	$3,648	$684	$2,738	$2,191	15.5%	$5.77
Adjusted percent net sales	65.7%	33.9%	6.4%	25.5%	20.4%

Nine Months 2018	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$6,482	$3,668	$641	$1,839	$1,485	12.6%	$3.90
Reported percent net sales	66.1%	37.4%	6.5%	18.8%	15.1%
Acquisition and integration-related charges:
Inventory stepped up to fair value	—	—	—	—	(4)	0.2	(0.01)
Other acquisition and integration-related	—	(49)	—	49	41	—	0.11
Amortization of purchased intangible assets	—	—	—	324	263	0.5	0.69
Restructuring-related and other charges	9	(115)	—	124	98	0.3	0.26
Medical device regulations	1	—	(5)	5	4	—	0.01
Recall-related matters	—	—	—	10	7	—	0.02
Regulatory and legal matters	—	(121)	—	121	92	0.6	0.24
Tax matters	—	—	—	—	(35)	2.1	(0.09)
Adjusted	$6,492	$3,383	$636	$2,472	$1,951	16.3%	$5.13
Adjusted percent net sales	66.2%	34.5%	6.5%	25.2%	19.9%

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

FINANCIAL CONDITION AND LIQUIDITY

Nine Months	2019	2018
Net cash provided by operating activities	$1,456	$1,564
Net cash used in investing activities	(736)	(1,229)
Net cash (used in) provided by financing activities	(2,360)	(951)
Effect of exchange rate changes on cash and cash equivalents	(28)	(8)
Change in cash and cash equivalents	$(1,668)	$(624)
Operating Activities
Cash provided by operating activities was $1,456 and $1,564 in the nine months 2019 and 2018. The decrease was primarily due to increases in cash used in working capital, primarily accounts receivable and lower net earnings. These uses of cash are partially offset by the receipt of cash for a prospective legal settlement. Refer to Note 6 to our Consolidated Financial Statements for further information.
Investing Activities
Cash used in investing activities was $736 and $1,229 in the nine months 2019 and 2018. The decrease in cash used was primarily due to decreased payments for acquisitions in 2019.
Financing Activities
Cash used in financing activities was $2,360 and $951 in the nine months 2019 and 2018. The increase in cash used was primarily driven by the repayment of $1,341 of debt upon maturity in 2019, $584 of dividend payments and $307 of repurchases of common stock.

Nine Months	2019	2018
Total dividends paid to common shareholders	$585	$528
Total amount paid to repurchase common stock	$307	$300
Shares of repurchased common stock (in millions)	1.9	1.9
Liquidity
Cash, cash equivalents and marketable securities were $2,036 and $3,699 on September 30, 2019 and December 31, 2018. Current assets exceeded current liabilities by $4,645 and $4,926 on September 30, 2019 and December 31, 2018. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines. We raised funds in the capital markets in 2018 and may continue to do so from time to time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 35% on September 30, 2019 compared to 25% on December 31, 2018. We intend to use this cash to expand operations organically and through acquisitions.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on September 30, 2019. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
Other than certain changes in internal control associated with the implementation of our enterprise resource planning system at our Instruments business, there was no change to our internal control over financial reporting during the three months 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the three months 2019 we did not issue shares of our common stock as performance incentive awards to employees. When issued, these shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the three months 2019 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of September 30, 2019.

ITEM 6.	EXHIBITS

3(i)	Bylaws of Stryker Corporation (as amended through July 31, 2019) - Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated August 6, 2019 (Commission File No. 001-13149)
31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
† Filed with this Form 10-Q
* Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION	2019 Third Quarter Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	October 30, 2019	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chairman and Chief Executive Officer

Date:	October 30, 2019	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

20