Form 10-K
period 2019-12-31
STRYKER CORP
filed 2020-02-06
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-13149

STRYKER CORPORATION
(Exact name of registrant as specified in its charter)

Michigan			38-1239739
(State of incorporation)			(I.R.S. Employer Identification No.)

2825 Airview Boulevard,	Kalamazoo,	Michigan	49002
(Address of principal executive offices)			(Zip Code)

	(269)	385-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 Par Value	SYK	New York Stock Exchange
1.125% Notes due 2023	SYK23	New York Stock Exchange
0.250% Notes due 2024	SYK24A	New York Stock Exchange
2.125% Notes due 2027	SYK27	New York Stock Exchange
0.750% Notes due 2029	SYK29	New York Stock Exchange
2.625% Notes due 2030	SYK30	New York Stock Exchange
1.000% Notes due 2031	SYK31	New York Stock Exchange
Floating Rate Notes due 2020	SYK20A	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Small reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $71,863,352,935 at June 30, 2019. There were 374,575,145 shares outstanding of the registrant’s common stock, $0.10 par value, on January 31, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2020 Annual Meeting of Shareholders (the 2020 proxy statement) are incorporated by reference into Part III.

STRYKER CORPORATION 2019 FORM 10-K

STRYKER CORPORATION 2019 FORM 10-K

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
Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a prominent orthopaedic surgeon and the inventor of several medical products. Our products are sold in over 75 countries through company-owned subsidiaries and branches, as well as third-party dealers and distributors, and include implants used in joint replacement and trauma surgeries; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; neurosurgical, neurovascular and spinal devices; as well as other products used in a variety of medical specialties. In the United States most of our products are marketed directly to doctors, hospitals and other healthcare facilities.
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

Net Sales by Reportable Segment
	2019		2018		2017
Orthopaedics	$5,252	35%	$4,991	37%	$4,713	38%
MedSurg	6,574	44	6,045	44	5,557	45
Neurotechnology and Spine	3,058	21	2,565	19	2,174	17
Total	$14,884	100%	$13,601	100%	$12,444	100%
Orthopaedics
Orthopaedics products consist primarily of implants used in hip and knee joint replacements and trauma and extremities surgeries. We bring patients and physicians advanced implant designs and specialized instrumentation that make orthopaedic surgery and recovery simpler, faster and more effective. We support surgeons with the technology and services they need as they develop new surgical techniques. The Mako Robotic-Arm Assisted Surgical System was designed to help surgeons provide patients with a personalized surgical experience based on their specific diagnosis and anatomy. The Mako System currently offers three applications supporting Partial Knee, Total Hip and Total Knee procedures. Mako is the only robotic-arm assisted technology enabled by 3D CT-based pre-operative planning, and with AccuStop™ haptic technology, Mako provides surgeons intra-operative haptic guidance for bone preparation and implant placement.
Stryker is one of four leading global competitors for joint replacement and trauma and extremities products; the other three being Zimmer Biomet Holdings, Inc. (Zimmer), DePuy Synthes (a Johnson & Johnson company) and Smith & Nephew plc (Smith & Nephew).

Composition of Orthopaedics Net Sales
	2019		2018		2017
Knees	$1,815	35%	$1,701	34%	$1,595	34%
Hips	1,383	26	1,336	27	1,303	28
Trauma and Extremities	1,639	31	1,580	32	1,478	31
Other	415	8	374	7	337	7
Total	$5,252	100%	$4,991	100%	$4,713	100%
MedSurg
MedSurg products include surgical equipment and navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling, emergency medical equipment and intensive care disposable products (Medical), reprocessed and remanufactured medical devices (Sustainability) and other medical device products used in a variety of medical specialties.
Stryker is one of five leading global competitors in Instruments; the other four being Zimmer, Medtronic plc., Johnson & Johnson and ConMed Linvatec, Inc. (a subsidiary of CONMED Corporation). In Endoscopy we compete with Smith & Nephew, ConMed Linvatec, Arthrex, Inc., Karl Storz GmbH & Co., Olympus Optical Co. Ltd. and STERIS plc. In Medical our primary competitors are Hill-Rom Holdings, Inc., Zoll Medical Corporation, Medline Industries and Ferno-Washington, Inc.

Composition of MedSurg Net Sales
	2019		2018		2017
Instruments	$2,041	31%	$1,822	30%	$1,678	30%
Endoscopy	1,983	30	1,846	31	1,652	30
Medical	2,264	34	2,118	35	1,969	35
Sustainability	286	5	259	4	258	5
Total	$6,574	100%	$6,045	100%	$5,557	100%
In 2019 Instruments acquired SafeAir AG, a Swiss medical device company dedicated to the design, development and manufacture of innovative surgical smoke evacuation solutions. The company's smoke evacuation products help reduce staff and patient exposure to hazards associated with surgical smoke. Instruments also acquired TSO3, a Quebec City developer of sterilization processes, related consumable supplies and accessories utilized in sterile hospital environments that offer an advantageous replacement solution to other low temperature sterilization processes.
In 2019 Endoscopy launched the 1688 Advanced Imaging Modalities platform, the next generation of its flagship visualization technology with 4K image quality and ICG fluorescence overlay.  The 1688, coupled with the SPY-PHI portable handheld imager, delivers a standardized system for a multitude of minimally invasive and open surgical procedures.

Dollar amounts in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION 2019 FORM 10-K

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

Composition of Neurotechnology and Spine Net Sales
	2019		2018		2017
Neurotechnology	$1,973	65%	$1,737	68%	$1,423	65%
Spine	1,085	35	828	32	751	35
Total	$3,058	100%	$2,565	100%	$2,174	100%
In 2019 Stryker received Food and Drug Administration (FDA) pre-market approval (PMA) of its Neuroform Atlas™ Stent System for the treatment of wide-neck intracranial aneurysms in conjunction with embolic detachable coils in the anterior circulation of the neurovasculature. The Neuroform Atlas™ device was previously approved under a humanitarian device exemption, which restricted use to specific hospitals with institutional review board approval. PMA was granted based on robust clinical trial evidence proving the efficacy of the device.
In 2018 Stryker received FDA PMA for the Surpass Streamline™ Flow Diverter to treat unruptured large and giant wide neck intracranial aneurysms. The device was the second flow diverting stent to gain FDA approval in the United States, expanding our commercial footprint into the flow diversion market and reinforcing our commitment to complete stroke care for patients suffering from cerebrovascular disease. Stryker’s next generation flow diverting stent, Surpass Evolve™, received CE mark approval in 2019.
Raw Materials and Inventory
Raw materials essential to our business are generally readily available from multiple sources; however, certain of our raw materials are currently sourced from single suppliers. Substantially all products we manufacture are stocked in inventory, while certain MedSurg products are assembled to order.
Patents and Trademarks
Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of such products restricts competitors from duplicating these unique designs and features. We seek to obtain patent protection on our products whenever appropriate for protecting our competitive advantage. On December 31, 2019 we owned approximately 3,392 United States patents and approximately 5,491 international patents.
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
The member states of the European Union (EU) adopted the European Medical Device Directives, which form a single set of medical device regulations for all EU member countries. These regulations require companies that manufacture and distribute medical devices in EU member countries to meet certain quality system requirements and obtain CE marking for their products. We have authorization to apply the CE marking to substantially all of our products. In addition, the EU enacted the EU Medical Device Regulation (EU MDR) in May 2017 with an effective date of May 2020, which imposes stricter requirements for the marketing and sale of medical devices, including in the areas of clinical evaluation requirements, quality systems, labeling and post-market surveillance. Finally, we are required to comply with the unique regulatory requirements of each of the countries in Europe and other countries, including China, in which we market our products.
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

STRYKER CORPORATION 2019 FORM 10-K

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
Employees
On December 31, 2019 we had approximately 40,000 employees globally.
Information about our Executive Officers

As of January 31, 2020
Name	Age	Title	First Became an Executive Officer
Kevin A. Lobo	54	Chairman and Chief Executive Officer	2011
Yin C. Becker	56	Vice President, Communications, Public Affairs and Corporate Marketing	2016
William E. Berry Jr.	54	Vice President, Corporate Controller and Principal Accounting Officer	2014
Glenn S. Boehnlein	58	Vice President, Chief Financial Officer	2016
M. Kathryn Fink	50	Vice President, Chief Human Resources Officer	2016
Robert S. Fletcher	49	Vice President, Chief Legal Officer	2019
Viju S. Menon	52	Group President, Global Quality and Operations	2018
Katherine A. Owen	49	Vice President, Strategy and Investor Relations	2007
Timothy J. Scannell	55	President and Chief Operating Officer	2008
Each of our executive officers was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 2020 or until a successor is chosen and qualified or until his or her resignation or removal. Each of our executive officers held the position above or served Stryker in various executive or administrative capacities for at least five years, except for Mr. Fletcher and Mr. Menon. Prior to joining Stryker in April 2019, Mr. Fletcher held various legal leadership roles with Johnson & Johnson for the previous 14 years, most recently as the Worldwide Vice President, Litigation. Prior to joining Stryker in April 2018, Mr. Menon held various senior supply chain leadership roles with Verizon Communications Inc. during the previous eight years, most recently as the Chief Supply Chain Officer.
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
The impact of United States healthcare reform legislation on our business remains uncertain: In 2010 the Patient Protection and Affordable Care Act (ACA) was enacted. While the provisions of the ACA are intended to expand access to health insurance coverage and improve the quality of healthcare over time, other provisions of the legislation, including Medicare provisions aimed at decreasing costs, comparative effectiveness research, an independent payment advisory board and pilot programs to evaluate alternative payment methodologies, are having a meaningful effect on the way healthcare is developed and delivered and could have a significant effect on our business. There have been ongoing judicial and congressional efforts to modify or repeal all or certain provisions of the ACA. Among other things, the ACA imposed a 2.3 percent excise tax on medical devices that applies only to United States sales, which are a majority of our medical device sales. Congress suspended the excise tax for 2016 and 2017 and the suspension was once again upheld in January 2018 for two years. In December 2019, the excise tax was permanently repealed. We face uncertainties that might result from modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect

Dollar amounts in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION 2019 FORM 10-K

of any future legislation or regulation in the United States may have on our business.
We are subject to extensive governmental regulation relating to the classification, manufacturing, labeling, marketing and sale of our products: The classification, manufacturing, labeling, marketing and sale of our products are subject to extensive and evolving regulations and rigorous regulatory enforcement by the FDA, European Union (EU), the National Medical Products Administration (NMPA) in China, and other governmental authorities in the United States and internationally. The process of obtaining regulatory clearances and/or approvals to market and sell our products can be costly and time consuming and the clearances and/or approvals might not be granted timely. We have ongoing responsibilities under the laws and regulations applicable to the manufacturing of products within our facilities and those contracted by third parties that are subject to periodic inspections by the FDA and other governmental authorities to determine compliance with the quality system, medical device reporting regulations and other requirements. Costs to comply with regulations, including the EU Medical Device Regulation enacted by the EU in May 2017 and effective in May 2020, and the regulatory laws established by the NMPA in China, and costs associated with remediation can be significant. If we fail to comply with applicable regulatory requirements, we may be subject to a range of sanctions, including substantial fines, warning letters that require corrective action, product seizures, recalls, the suspension of product manufacturing, revocation of approvals, exclusion from future participation in government healthcare programs, substantial fines and criminal prosecution.
We are subject to federal, state and foreign healthcare regulations, including anti-bribery and anti-corruption laws, and could face substantial penalties if we fail to comply with such regulations and laws: The relationships that we, and third parties that market and/or sell our products, have with healthcare professionals, such as physicians, hospitals and other healthcare organizations, are subject to scrutiny under various state and federal laws often referred to collectively as healthcare fraud and abuse laws. In addition, the United States and foreign government regulators have increased the enforcement of the Foreign Corrupt Practices Act (FCPA) and other anti-bribery laws. We also must comply with a variety of other laws that impose extensive tracking and reporting related to all transfers of value provided to certain healthcare professionals. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to monitor compliance or to alter our practices. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment of current or former employees and exclusion from participation in governmental healthcare programs. In 2013 and 2018 we settled claims brought by the Securities and Exchange Commission (SEC) related to the FCPA. Pursuant to these settlements, we paid fines and penalties, and we are working with an independent compliance consultant to implement recommendations that resulted from the independent compliance consultant’s review of our commercial practices.
We are subject to data privacy and protection regulations and laws globally, and could face substantial penalties if we fail to comply with such regulations and laws: We are subject to a variety of laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personally identifiable healthcare information. For example, Europe’s General Data Protection Regulation (GDPR), which became effective in May 2018, applies to all of our activities related to products and services that we offer to EU customers and employees. The GDPR established new requirements regarding the handling of personal data and includes significant penalties for non-compliance (including possible fines of up to 4% of total company revenue). Other governmental authorities around the world are considering similar types of legislative and regulatory proposals concerning data protection, which could impose significant limitations and increase our cost of providing our products and services where we process personal data. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to monitor compliance or to alter our practices.
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

STRYKER CORPORATION 2019 FORM 10-K

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
We may be unable to maintain adequate working relationships with healthcare professionals: We seek to maintain close working relationships with respected physicians and medical personnel in healthcare organizations such as hospitals and universities who assist in product research and development. We rely on these professionals to assist us in the development and improvement of proprietary products. If we are unable to maintain these relationships, our ability to develop, market and sell new and improved products could be adversely affected.
We rely on indirect distribution channels and major distributors that are independent of Stryker: In many markets, we rely on indirect distribution channels to market, distribute, and sell our products. These indirect channels often are the main point of contact for the healthcare professional and healthcare organization customers who buy and use our products. Our ability to continue to market, distribute, and sell our products may be at risk if the indirect channels choose to sell competitive products, choose to stop selling medical technology, or are subject to new or additional government regulation.
We are subject to additional risks associated with our extensive global operations: We develop, manufacture and distribute our products globally. Our global operations are subject to risks and potential costs, including changes in reimbursement, changes in regulatory requirements, differing local product preferences and product requirements, diminished protection of intellectual property in some countries, tariffs and other trade protection measures, international trade disputes and import or export requirements, difficulty in staffing and managing foreign operations, introduction of new internal business structures and programs, and political and economic instability (such as the United Kingdom's exit from the European Union, commonly referred to as "Brexit"). Our business could be adversely impacted if we are unable to successfully manage these and other risks of global operations in an increasingly volatile environment.
We may be unable to capitalize on previous or future acquisitions: In addition to internally developed products, we invest in new products and technologies through acquisitions. Such investments are inherently risky, and we cannot guarantee that any acquisition will be successful or will not have a material unfavorable impact on us. The risks include the activities required and resources allocated to integrate new businesses, diversion of management time that could adversely affect management's ability to focus on other projects, the inability to realize the expected benefits, savings or synergies from the acquisition, the loss of key personnel, litigation resulting from the acquisition and exposure to unexpected liabilities of acquired companies. In addition, we cannot be certain that the businesses we acquire will become or remain profitable.
We may be unable to close the Wright Medical acquisition or, if the acquisition does close, to capitalize on it: The completion of the acquisition of Wright Medical Group N.V. (Wright) is subject to a number of conditions. The failure to satisfy all of the required conditions, including the receipt of required regulatory clearances, could delay the completion of the transaction for a significant period of time or prevent it from occurring at all. Any delay in completing the transaction could cause us not to realize some or all of the expected benefits of the transaction or to realize them on a different timeline than expected. In addition, the terms and conditions of the required regulatory clearances for the acquisition may impose requirements, limitations or costs that may materially delay the completion of the transaction or could materially adversely affect the expected benefits of the transaction. Any breach by us of the acquisition agreement could also subject us to material liabilities related to the transaction.
If completed, the success of the Wright acquisition will depend, in part, on our ability to successfully combine and integrate Wright into our businesses and realize the anticipated benefits, including synergies, from the transaction. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected.
The integration of Wright into Stryker may result in material challenges, including: the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies; maintaining employee morale and retaining key management, sales and other employees; retaining existing business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process; consolidating corporate and administrative infrastructures and eliminating duplicative operations; unanticipated issues in integrating information technology, communications and other systems; and unforeseen costs, expenses and liabilities (including litigation related liabilities) associated with the acquisition.
We may incur goodwill impairment charges related to one or more of our business units: We perform our annual impairment test for goodwill in the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that

Dollar amounts in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION 2019 FORM 10-K

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

We may be unable to attract and retain key employees: Our sales, technical and other key personnel play an integral role in the development, marketing and selling of new and existing products. If we are unable to recruit, hire, develop and retain a talented, competitive work force in our highly competitive industry, we may not be able to meet our strategic business objectives. In addition, if we are unable to maintain an inclusive culture that aligns our diverse work force with our mission and values, this could adversely impact our ability to recruit, hire, develop and retain key talent.
Interruption of manufacturing operations could adversely affect our business: We and our suppliers have manufacturing sites all over the world; however, the manufacturing of certain of our product lines is concentrated in one or more plants or geographic regions. Orthopaedics has principal manufacturing and distribution facilities in the United States in Florida, Indiana, New Jersey and Virginia and outside the United States in China, France, Germany, Ireland, Netherlands, Switzerland, and the United Kingdom. MedSurg has principal manufacturing and distribution facilities in the United States in Arizona, California, Florida, Illinois, Indiana, Michigan, Puerto Rico, Texas and Washington and outside the United States in France, Germany, Ireland, Mexico, Switzerland, Turkey, and the United Kingdom. Neurotechnology and Spine has principal manufacturing and distribution facilities in California, Illinois, Indiana, Utah and Virginia and outside the United States in China, France, Ireland, and Switzerland. Damage to our facilities, to our suppliers’ facilities, or to our central distribution centers in Indiana and the Netherlands as a result of natural disasters or otherwise, as well as issues in our manufacturing arising from a failure to follow specific internal protocols and procedures, compliance concerns relating to the quality systems regulation, equipment breakdown or malfunction, environmental hazard incidents or changes to environmental regulations or other factors, could adversely affect the availability of our products. In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing affected products to meet customer demand. In the event of a significant interruption, we may experience lengthy delays in resuming production of affected products due to the need for regulatory approvals. We may experience loss of market share, additional expense and harm to our reputation.
We use a variety of raw materials, components, devices and third-party services in our global supply chains, production and distribution processes; significant shortages, price increases or unavailability of third-party services could increase our operating costs, require significant capital expenditures, or adversely impact the competitive position of our products: Our reliance on certain suppliers to secure raw materials, components and finished devices, and on certain third-party service providers, such as sterilization service providers, exposes us to product shortages and unanticipated increases in prices. In addition, several raw materials, components, finished devices and services are procured from a sole-source due to the quality considerations, unique intellectual property considerations or constraints associated with regulatory requirements. If sole-source suppliers or service providers are acquired or were unable or unwilling to deliver these materials or services, we may not be able to manufacture or have available one or more products during such period of unavailability and our business could suffer. In certain cases we may not be able to establish additional or replacement suppliers for such materials or service providers for such services in a timely or cost effective manner, largely as a result of FDA and other regulations that require, among other things, validation of materials, components and services prior to their use in or with our products.

Dollar amounts in millions except per share amounts or as otherwise specified.	6

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
We have approximately 24 company-owned and 295 leased locations worldwide including 50 manufacturing locations. We believe that our properties are in good operating condition and adequate for the manufacture and distribution of our products. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

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
Our Board of Directors considers payment of cash dividends at its quarterly meetings. On January 31, 2020 there were 2,617 shareholders of record of our common stock.
We did not repurchase any shares in the three months ended December 31, 2019 and the total dollar value of shares that could be acquired under our authorized repurchase program at December 31, 2019 was $1,033.
We issued 213 shares of our common stock in the fourth quarter of 2019 as performance incentive awards. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
The following graph compares our total returns (including reinvestments of dividends) against the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Index. The graph assumes $100 (not in millions) invested on December 31, 2014 in our common stock and each of the indices.

Company / Index	2014	2015	2016	2017	2018	2019
Stryker Corporation	$100.00	$100.01	$130.71	$171.01	$175.18	$237.06
S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
S&P 500 Health Care Index	$100.00	$106.89	$104.01	$126.98	$135.19	$163.34

Dollar amounts in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION 2019 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Earnings Data	2019	2018	2017	2016	2015
Net sales	$14,884	$13,601	$12,444	$11,325	$9,946
Cost of sales	5,188	4,663	4,264	3,821	3,333
Gross profit	$9,696	$8,938	$8,180	$7,504	$6,613
Research, development and engineering expenses	971	862	787	715	625
Selling, general and administrative expenses	5,356	5,099	4,552	4,137	3,610
Recall charges	192	23	173	158	296
Amortization of intangible assets	464	417	371	319	210
Total operating expenses	$6,983	$6,401	$5,883	$5,329	$4,741
Operating income	$2,713	$2,537	$2,297	$2,175	$1,872
Other income (expense), net	(151)	(181)	(234)	(254)	(137)
Earnings before income taxes	$2,562	$2,356	$2,063	$1,921	$1,735
Income taxes	479	(1,197)	1,043	274	296
Net earnings	$2,083	$3,553	$1,020	$1,647	$1,439

Net earnings per share of common stock:
Basic net earnings per share of common stock	$5.57	$9.50	$2.73	$4.40	$3.82
Diluted net earnings per share of common stock	$5.48	$9.34	$2.68	$4.35	$3.78

Dividends declared per share of common stock	$2.135	$1.93	$1.745	$1.565	$1.415

Balance Sheet Data
Cash, cash equivalents and current marketable securities	$4,425	$3,699	$2,793	$3,384	$4,079
Accounts receivable, net	2,893	2,332	2,198	1,967	1,662
Inventories	3,282	2,955	2,465	2,030	1,639
Property, plant and equipment, net	2,567	2,291	1,975	1,569	1,199
Total assets	$30,167	$27,229	$22,197	$20,435	$16,223
Accounts payable	675	646	487	437	410
Total debt	11,090	9,859	7,222	6,914	3,998
Shareholders’ equity	$12,807	$11,730	$9,980	$9,550	$8,511

Cash Flow Data
Net cash provided by operating activities	$2,191	$2,610	$1,559	$1,915	$981
Purchases of property, plant and equipment	649	572	598	490	270
Depreciation	314	306	271	227	187
Acquisitions, net of cash acquired	802	2,451	831	4,332	153
Amortization of intangible assets	464	417	371	319	210
Dividends paid	778	703	636	568	521
Repurchase of common stock	307	300	230	13	700

Other Data
Number of shareholders of record	2,636	2,732	2,850	3,010	3,118
Approximate number of employees	40,000	36,000	33,000	33,000	27,000

Dollar amounts in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION 2019 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview of 2019
Our goal is to achieve sales growth at the high-end of the medical technology (MedTech) industry and maintain our long-term capital allocation strategy that prioritizes: (1) Acquisitions, (2) Dividends and (3) Share repurchases.
In 2019 we achieved reported net sales growth of 9.4%. Excluding the impact of acquisitions, sales grew 8.1% in constant currency. We reported net earnings of $2,083 and net earnings per diluted share of $5.48. Excluding the impact of certain items, we achieved adjusted net earnings of $3,139 and growth of 13.0% in adjusted net earnings per diluted share(1).
We continued our capital allocation strategy by investing $802 in acquisitions, paying $778 in dividends to our shareholders and using $307 for share repurchases.
In January 2019 we repaid $500 of our senior unsecured notes with a coupon of 1.800% that were due on January 15, 2019. In March 2019 we repaid $750 of our senior unsecured notes with a coupon of 2.000% that were due on March 8, 2019. In December 2019 we issued €2.4 billion senior unsecured notes comprised of €850 of senior unsecured notes with a coupon of 0.250% due December 3, 2024, €800 of senior unsecured notes with a coupon of 0.750% due March 1, 2029 and €750 of senior unsecured notes with a coupon of 1.000% due December 3, 2031.
In January 2020 we repaid $500 of senior unsecured notes with a coupon of 4.375% that were due on January 15, 2020. Refer to Note 10 to our Consolidated Financial Statements for further information.

In 2019 we completed acquisitions for total net cash consideration of $802 and $294 in future milestone payments primarily due upon the achievement of certain regulatory and commercial milestones. In November 2019 we announced a definitive agreement to acquire all of the issued and outstanding ordinary shares of Wright Medical Group N.V. (Wright) for $30.75 per share, or an aggregate purchase price of approximately $5.4 billion (including convertible notes). We expect the acquisition to close in the second half of 2020, subject to the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other required approvals and clearances under applicable antitrust laws, the adoption of certain resolutions by Wright’s shareholders and other customary conditions. Wright is a global medical device company focused on extremities and biologics. Following closing, we plan to integrate Wright into our Trauma and Extremities business within Orthopaedics. See Note 6 to our Consolidated Financial Statements for further information.
In 2019 we repurchased 1.9 million shares of our common stock at a cost of $307 under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of December 31, 2019. When we issued the €2.4 billion of senior unsecured notes we also announced our intention to suspend our share repurchase program in 2020 and 2021.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Net Sales			Percentage Change
	2019	2018	2017	2019	2018	2017	Current Year End	Prior Year End
Net sales	$14,884	$13,601	$12,444	100.0%	100.0%	100.0%	9.4%	9.3%
Gross profit	9,696	8,938	8,180	65.1	65.7	65.7	8.5	9.3
Research, development and engineering expenses	971	862	787	6.5	6.3	6.3	12.6	9.5
Selling, general and administrative expenses	5,356	5,099	4,552	36.0	37.5	36.6	5.0	12.0
Recall charges, net of insurance proceeds	192	23	173	1.3	0.2	1.4	nm	nm
Amortization of intangible assets	464	417	371	3.1	3.1	3.0	11.3	12.4
Other income (expense), net	(151)	(181)	(234)	(1.0)	(1.3)	(1.9)	(16.6)	(22.6)
Income taxes	479	(1,197)	1,043				nm	nm
Net earnings	$2,083	$3,553	$1,020	14.0%	26.1%	8.2%	(41.4)%	248.3%

Net earnings per diluted share	$5.48	$9.34	$2.68				(41.3)%	248.5%
Adjusted net earnings per diluted share(1)	$8.26	$7.31	$6.49				13.0%	12.6%

Geographic and Segment Net Sales				Percentage Change
				Current Year End		Prior Year End
	2019	2018	2017	As Reported	Constant Currency	As Reported	Constant Currency
Geographic:
United States	$10,957	$9,848	$9,059	11.3%	11.3%	8.7%	8.7%
International	3,927	3,753	3,385	4.6	9.3	10.9	9.7
Total	$14,884	$13,601	$12,444	9.4%	10.7%	9.3%	9.0%
Segment:
Orthopaedics	$5,252	$4,991	$4,713	5.2%	6.7%	5.9%	5.4%
MedSurg	6,574	6,045	5,557	8.8	9.9	8.8	8.7
Neurotechnology and Spine	3,058	2,565	2,174	19.2	20.5	18.0	17.4
Total	$14,884	$13,601	$12,444	9.4%	10.7%	9.3%	9.0%

Dollar amounts in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION 2019 FORM 10-K

Supplemental Net Sales Growth Information
			Percentage Change							Percentage Change
					United States	International						United States	International
	2019	2018	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2018	2017	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$1,815	$1,701	6.7%	8.1%	8.2%	2.6%	7.6%	$1,701	$1,595	6.6%	6.3%	6.4%	7.3%	5.7%
Hips	1,383	1,336	3.5	5.2	5.4	0.3	4.8	1,336	1,303	2.5	2.1	2.2	3.1	2.0
Trauma and Extremities	1,639	1,580	3.7	5.2	4.9	1.6	5.8	1,580	1,478	6.9	6.2	5.4	9.7	7.4
Other	415	374	11.2	12.0	11.5	10.0	14.2	374	337	11.0	11.0	8.7	21.3	21.3
	$5,252	$4,991	5.2%	6.7%	6.8%	1.9%	6.4%	$4,991	$4,713	5.9%	5.4%	5.2%	7.3%	5.7%
MedSurg:
Instruments	$2,041	$1,822	12.0%	13.1%	12.9%	8.7%	13.8%	$1,822	$1,678	8.6%	8.4%	9.2%	6.4%	6.0%
Endoscopy	1,983	1,846	7.5	8.6	10.1	(1.8)	3.4	1,846	1,652	11.7	11.9	11.0	14.4	14.7
Medical	2,264	2,118	6.9	8.1	9.6	(2.4)	2.9	2,118	1,969	7.6	7.5	6.9	9.9	9.4
Sustainability	286	259	10.4	10.4	9.9	nm	nm	259	258	0.4	0.1	—	100.0	19.5
	$6,574	$6,045	8.8%	9.9%	10.8%	1.3%	6.5%	$6,045	$5,557	8.8%	8.7%	8.4%	10.2%	10.0%
Neurotechnology and Spine:
Neurotechnology	$1,973	$1,737	13.5%	14.9%	13.9%	12.7%	16.7%	$1,737	$1,423	22.1%	21.4%	23.9%	18.9%	17.2%
Spine	1,085	828	31.1	32.3	34.7	21.3	25.4	828	751	10.3	9.9	6.9	20.8	19.1
	$3,058	$2,565	19.2%	20.5%	21.3%	14.9%	18.9%	$2,565	$2,174	18.0%	17.4%	17.3%	19.4%	17.6%
Total	$14,884	$13,601	9.4%	10.7%	11.3%	4.6%	9.3%	$13,601	$12,444	9.3%	9.0%	8.7%	10.9%	9.7%
nm - not meaningful

Consolidated Net Sales
Consolidated net sales in 2019 increased 9.4% as reported and 10.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.3%. Excluding the 2.6% impact of acquisitions, net sales in constant currency increased by 9.0% from increased unit volume partially offset by 0.9% due to lower prices. The unit volume increase was primarily due to higher shipments of medical, instruments, endoscopy, neurotechnology, knees, hips and trauma and extremities products.
Consolidated net sales in 2018 increased 9.3% as reported and 9.0% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.3%. Excluding the 1.9% impact of acquisitions and the 0.9% impact from the adoption of a new revenue recognition standard (ASC 606)(2), net sales increased in constant currency by 9.3% from increased unit volume partially offset by 1.4% due to lower prices. The unit volume increase was primarily due to higher shipments of medical, instruments, endoscopy, neurotechnology, knees, and trauma and extremities products.
Orthopaedics Net Sales
Orthopaedics net sales in 2019 increased 5.2% as reported and 6.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.5%. Net sales in constant currency increased by 8.2% from unit volume partially offset by 1.5% due to lower prices. The unit volume increase was primarily due to higher shipments of knee, hip and trauma and extremities products.
Orthopaedics net sales in 2018 increased 5.9% as reported and 5.4% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.5%. Excluding the 0.5% impact from the adoption of ASC 606(2), net sales increased in constant currency by 8.1% from increased unit volume partially offset by 2.2% due to lower prices. The unit volume increase was primarily due to higher shipments of knees and trauma and extremities products.

MedSurg Net Sales
MedSurg net sales in 2019 increased 8.8% as reported and 9.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.1%. Excluding the 1.0% impact of acquisitions, net sales in constant currency increased by 9.4% from increased unit volume partially offset by 0.5% due to lower prices. The unit volume increase was primarily due to higher shipments of medical, instruments and endoscopy products and sustainability solutions.
MedSurg net sales in 2018 increased 8.8% as reported and 8.7% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.1%. Excluding the 1.4% impact of acquisitions and the 1.3% impact from the adoption of ASC 606(2), net sales increased in constant currency by 9.3% from increased unit volume partially offset by 0.7% due to lower prices. The unit volume increase was primarily due to higher shipments of medical, instruments, and endoscopy products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales in 2019 increased 19.2% as reported and 20.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.3%. Excluding the 11.6% impact of acquisitions, net sales in constant currency increased by 9.6% from increased unit volume partially offset by 0.7% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Neurotechnology and Spine net sales in 2018 increased 18.0% as reported and 17.4% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.6%. Excluding the 7.4% impact of acquisitions and the 0.6% impact from adoption of ASC 606(2), net sales in constant currency increased by 12.2% from increased unit volume partially offset by 1.6% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology products.
(2) We adopted Accounting Standards Update 2014-09, Revenue From Contracts with Customers, as well as related amendments (ASC 606), issued by the Financial Accounting Standards Board on a modified retrospective basis, effective January 1, 2018. Refer to Note 1 and Note 2 to our Consolidated Financial Statements for further information on our revenue recognition policies and disclosures.

Dollar amounts in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION 2019 FORM 10-K

Gross Profit
Gross profit as a percentage of net sales decreased to 65.1% in 2019 from 65.7% in 2018. Excluding the impact of the items noted below, gross profit decreased to 65.9% from 66.1% in 2018 primarily due to the impact of lower selling prices.
Gross profit in 2018 as a percentage of net sales of 65.7% was consistent with 2017. Excluding the impact of the items noted below, gross profit decreased to 66.1% from 66.4% in 2017 primarily due to the impact of adopting ASC 606(2) and by lower selling prices.

				Percent Net Sales
	2019	2018	2017	2019	2018	2017
Reported	$9,696	$8,938	$8,180	65.1%	65.7%	65.7%
Inventory stepped up to fair value	67	16	22	0.5	0.1	0.2
Restructuring-related and other charges	38	27	57	0.3	0.3	0.5
Medical device regulations	6	2	—	—	—	—
Adjusted	$9,807	$8,983	$8,259	65.9%	66.1%	66.4%
Research, Development and Engineering Expenses
Research, development and engineering expenses as a percentage of net sales increased to 6.5% in 2019 from 6.3% in 2018 and 2017. Excluding the impact of the items noted below, expenses decreased to 6.1% in 2019 from 6.3% in 2018 and 2017 primarily due to leverage from higher sales volumes. Projects to develop new products, investments in new technologies and recent acquisitions contributed to the spending levels.

				Percent Net Sales
	2019	2018	2017	2019	2018	2017
Reported	$971	$862	$787	6.5%	6.3%	6.3%
Medical device regulations	(56)	(10)	—	(0.4)	—	—
Adjusted	$915	$852	$787	6.1%	6.3%	6.3%
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales in 2019 decreased to 36.0% from 37.5% in 2018. Excluding the impact of the items noted below, expenses decreased to 33.5% in 2019 from 33.9% in 2018 primarily due to leverage from higher sales volumes and continued focus on our operating expense improvement initiatives, partially offset by the leverage from recent acquisitions.
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

				Percent Net Sales
	2019	2018	2017	2019	2018	2017
Reported	$5,356	$5,099	$4,552	36.0%	37.5%	36.6%
Other acquisition and integration-related	(208)	(108)	(42)	(1.4)	(0.8)	(0.4)
Restructuring-related and other charges	(188)	(192)	(137)	(1.3)	(1.4)	(1.1)
Regulatory and legal matters	24	(185)	(39)	0.2	(1.4)	(0.3)
Adjusted	$4,984	$4,614	$4,334	33.5%	33.9%	34.8%

Recall Charges, Net of Insurance Proceeds
Recall charges, net of insurance proceeds, were $192, $23 and $173 in 2019, 2018 and 2017. Charges were primarily due to the previously disclosed Rejuvenate and ABGII Modular-Neck hip stems and LFIT V40 femoral head voluntary recalls. Refer to Note 7 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $464, $417 and $371 in 2019, 2018 and 2017. The increase in 2019 and 2018 was due to acquisitions. Refer to Notes 6 and 8 to our Consolidated Financial Statements for further information.
Other Income (Expense), Net
Other income (expense), net was ($151), ($181) and ($234) in 2019, 2018 and 2017. The decrease in 2019 was primarily due to an increase in interest income due to higher interest rates partially offset by higher interest expense due to higher interest rates and higher debt outstanding. Refer to Note 10 to our Consolidated Financial Statements for further information.
Income Taxes
Our effective tax rate was 18.7%, (50.8)% and 50.6% for 2019, 2018 and 2017. The effective income tax rate for 2019 reflects the tax related to the transfer of intellectual properties between tax jurisdictions and the continued lower effective income tax rates as a result of our European operations.
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
Net Earnings
Net earnings in 2019 decreased to $2,083 or $5.48 per diluted share from $3,553 or $9.34 per diluted share in 2018 and increased from $1,020 or $2.68 per diluted share in 2017. The impact of foreign currency exchange rates reduced net earnings per diluted share by approximately $0.14, $0.06 and $0.07 in 2019, 2018 and 2017.

				Percent Net Sales
	2019	2018	2017	2019	2018	2017
Reported	$2,083	$3,553	$1,020	14.0%	26.1%	8.2%
Inventory stepped up to fair value	51	9	20	0.3	0.1	0.2
Other acquisition and integration-related	160	90	31	1.1	0.7	0.2
Amortization of intangible assets	375	338	250	2.6	2.5	2.0
Restructuring-related and other charges	180	179	155	1.2	1.3	1.2
Medical device regulations	48	10	—	0.3	0.1	—
Recall-related matters	154	18	131	1.0	0.1	1.1
Regulatory and legal matters	(33)	141	25	(0.2)	1.0	0.2
Tax matters	121	(1,559)	833	0.8	(11.5)	6.7
Adjusted	$3,139	$2,779	$2,465	21.1%	20.4%	19.8%

Dollar amounts in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION 2019 FORM 10-K

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
Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, gross profit, selling, general and administrative expenses, research, development and engineering expenses, operating income, other income (expense), net, effective income tax rate, net earnings and net earnings per diluted share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Consolidated Results of Operations below. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The weighted-average diluted shares outstanding used in the calculation of non-GAAP net earnings per diluted share are the same as those used in the calculation of reported net earnings per diluted share for the respective period.

Reconciliation of the Most Directly Comparable GAAP Financial Measure to Non-GAAP Financial Measure

2019	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$9,696	$5,356	$971	$2,713	$(151)	$2,083	18.7%	$5.48
Acquisition and integration-related charges:
Inventory stepped-up to fair value	67	—	—	67	—	51	0.2	0.13
Other acquisition and integration-related	—	(208)	—	208	—	160	0.6	0.42
Amortization of purchased intangible assets	—	—	—	464	—	375	0.6	0.99
Restructuring-related and other charges	38	(188)	—	226	—	180	0.4	0.47
Medical device regulations	6	—	(56)	62	—	48	0.2	0.13
Recall-related matters	—	—	—	192	—	154	0.3	0.41
Regulatory and legal matters	—	24	—	(24)	—	(33)	0.5	(0.09)
Tax Matters	—	—	—	—	(30)	121	(5.7)	0.32
Adjusted	$9,807	$4,984	$915	$3,908	$(181)	$3,139	15.8%	$8.26

Dollar amounts in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION 2019 FORM 10-K

2018	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$8,938	$5,099	$862	$2,537	$(181)	$3,553	(50.8)%	$9.34
Acquisition and integration-related charges:
Inventory stepped-up to fair value	16	—	—	15	—	9	0.2	0.02
Other acquisition and integration-related	—	(108)	—	108	—	90	—	0.24
Amortization of purchased intangible assets	—	—	—	417	—	338	0.4	0.89
Restructuring-related and other charges	27	(192)	—	220	—	179	0.1	0.47
Medical device regulations	2	—	(10)	12	—	10	—	0.03
Recall-related matters	—	—	—	23	—	18	—	0.05
Regulatory and legal matters	—	(185)	—	185	—	141	0.6	0.37
Tax Matters	—	—	—	—	—	(1,559)	66.2	(4.10)
Adjusted	$8,983	$4,614	$852	$3,517	$(181)	$2,779	16.7%	$7.31

2017	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$8,180	$4,552	$787	$2,297	$(234)	$1,020	50.6%	$2.68
Acquisition and integration-related charges:
Inventory stepped-up to fair value	22	—	—	22	—	20	(0.1)	0.05
Other acquisition and integration-related	—	(42)	—	42	—	31	0.2	0.09
Amortization of purchased intangible assets	—	—	—	371	—	250	3.0	0.67
Restructuring-related and other charges	57	(137)	—	194	—	155	0.4	0.41
Medical device regulations	—	—	—	—	—	—	—	—
Recall-related matters	—	—	—	173	—	131	0.7	0.34
Regulatory and legal matters	—	(39)	—	39	—	25	0.4	0.06
Tax Matters	—	—	—	—	17	833	(39.6)	2.19
Adjusted	$8,259	$4,334	$787	$3,138	$(217)	$2,465	15.6%	$6.49

FINANCIAL CONDITION AND LIQUIDITY

	2019	2018	2017
Net cash provided by operating activities	$2,191	$2,610	$1,559
Net cash used in investing activities	(1,455)	(2,857)	(1,613)
Net cash provided by (used in) financing activities	3	1,329	(794)
Effect of exchange rate changes	(18)	(8)	74
Change in cash and cash equivalents	$721	$1,074	$(774)
We believe our financial condition continues to be of high quality, as evidenced by our ability to generate substantial cash from operations and to readily access capital markets at competitive rates. Operating cash flow provides the primary source of cash to fund operating needs and capital expenditures. Excess operating cash is used first to fund acquisitions to complement our portfolio of businesses. Other discretionary uses include dividends and share repurchases; however, when we issued the €2.4 billion of senior unsecured notes we announced our intention to suspend our share repurchase program for 2020 and 2021. We supplement operating cash flow with debt to fund our activities as necessary. Our overall cash position reflects our strong business results and a global cash management strategy that takes into account liquidity management, economic factors and tax considerations.
Operating Activities
Cash provided by operations was $2,191, $2,610 and $1,559 in 2019, 2018 and 2017. The decrease from 2018 was primarily due to higher usage of cash from working capital, primarily accounts receivable and inventory, and lower net earnings partially offset by payments related to the Tax Cuts and Jobs Act of 2017 and higher recall charges. The net of accounts receivable, inventory and accounts payable resulted in the consumption of $900, $329, and $461 of cash in 2019, 2018 and 2017.
Investing Activities
Cash used in investing activities was $1,455, $2,857 and $1,613 in 2019, 2018 and 2017. The decrease in cash used in 2019 was primarily due to decreased payments for acquisitions, primarily the $360 acquisition of Mobius and $442 related to certain other businesses and related assets. In 2018 we acquired Entellus and K2M. In 2017 we acquired NOVADAQ and certain other businesses and related assets.
Financing Activities
Cash provided by (used in) financing activities was $3, $1,329 and ($794) in 2019, 2018 and 2017. In 2019 the issuance of €2.4 billion of senior unsecured notes was mostly offset by $1,342 repayments on long-term debt, $778 dividends paid and $307 repurchases of our common stock. In January 2020 we repaid $500 of senior unsecured notes with a coupon of 4.375% that were due on January 15, 2020.
We maintain debt levels that we consider appropriate after evaluating a number of factors including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and overall cost of capital. Refer to Note 10 to our Consolidated Financial Statements for further information.

	2019	2018	2017
Dividends paid per common share	$2.08	$1.88	$1.70
Total dividends paid to common shareholders	$778	$703	$636
Total amount paid to repurchase common stock	$307	$300	$230
Shares of repurchased common stock (in millions)	1.9	1.9	1.9
Liquidity
Cash, cash equivalents and marketable securities were $4,425 and $3,699, and our current assets exceeded current liabilities by $6,960 and $4,926 on December 31, 2019 and 2018. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources, including cash from operations, commercial paper and existing credit lines. We raised funds in the capital markets in 2019 and 2018 and may continue to do so from time to time.
As a result of the announcement of the planned acquisition of Wright, Standard & Poor's downgraded our corporate credit and long-term issue-level rating to A- from A. Nevertheless, we continue

Dollar amounts in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION 2019 FORM 10-K

to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as it becomes due.
We have existing credit facilities should additional funds be required. We have a borrowing capacity available under our main credit facility of $1,500. The amount of commercial paper we have issuable under the commercial paper program is $1,500.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 25% and 25% on December 31, 2019 and 2018. We intend to use this cash to expand operations organically and through acquisitions.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
As further described in Note 7 to our Consolidated Financial Statements, in 2019 we recorded charges to earnings related to the Rejuvenate and ABG II and LFIT Anatomic CoCr V40 Femoral Heads recall matters. Recorded charges represent the minimum of the range of probable cost to resolve these matters. The final outcome of these matters is dependent on many variables that are difficult to predict. The ultimate cost to entirely resolve these matters may be materially different than the amount of the current estimates and could have a material adverse effect on our financial position, results of operations and cash flows. We are not able to reasonably estimate the future periods in which payments will be made.
As further described in Note 11 to our Consolidated Financial Statements, on December 31, 2019 we had a reserve for uncertain income tax positions of $472. Due to uncertainties regarding the ultimate resolution of income tax audits, we are not able to reasonably estimate the future periods in which any income tax payments to settle these uncertain income tax positions will be made.
As further described in Note 12 to our Consolidated Financial Statements, on December 31, 2019 our defined benefit pension plans were underfunded by $441, of which approximately $434 related to plans outside the United States. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset performance, changes in interest rates and potential changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the amounts that may be required to fund defined benefit pension plans.

Contractual Obligations
	Total	2020	2021 - 2022	2023 - 2024	After 2024
Total debt	$11,201	$860	$750	$2,158	$7,433
Interest payments	3,289	268	499	470	2,052
Unconditional purchase obligations	1,419	1,373	28	12	6
Operating leases	395	94	136	70	95
United States Tax Cuts and Jobs Act Transition Tax	659	63	127	277	192
Other	160	16	17	5	122
Total	$17,123	$2,674	$1,557	$2,992	$9,900
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

STRYKER CORPORATION 2019 FORM 10-K

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
We sell our products globally and, as a result, our financial results could be significantly affected by factors such as weak economic conditions or changes in foreign currency exchange rates. Our operating results are primarily exposed to changes in exchange rates among the United States Dollar, European currencies, in particular the Euro, Swiss Franc and the British Pound, the Japanese Yen, the Australian Dollar and the Canadian Dollar. We develop and manufacture products in the United States, Canada,

China, France, Germany, Ireland, Japan, Mexico, Puerto Rico, Sweden, Switzerland and Turkey and incur costs in the applicable local currencies. This global deployment of facilities serves to partially mitigate the impact of currency exchange rate changes on our cost of sales. Refer to Notes 1, 4 and 5 to our Consolidated Financial Statements for information regarding our use of derivative instruments to mitigate these risks. A hypothetical 10% change in foreign currencies relative to the United States Dollar would change the December 31, 2019 fair value of these instruments by approximately $523.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Stryker Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations
Description of the Matter
As described in Note 6 to the consolidated financial statements, the Company completed business combinations during 2019 for total consideration, net of cash acquired of $1,096 million. The most significant of these were (1) the acquisition of all outstanding equity of OrthoSpace, Ltd. for total consideration, net of cash acquired of $208 million; and (2) the acquisition of all outstanding equity of Mobius Imaging and Cardan Robotics for total consideration, net of cash acquired of $473 million. The acquisitions were accounted for as business combinations.
The recognition, measurement and disclosure of the Company’s business combinations in the 2019 consolidated financial statements was considered especially challenging and required significant auditor judgment due to the complex determination by management of the appropriate assumptions, such as discount rates, revenue growth rates, and projected profit margins, for the valuation of acquired assets and expected probabilities of key outcomes for the valuation of assumed liabilities, including, but not limited to, developed technology and contingent consideration. The Company used a discounted cash flow model to measure the developed technology and a probability weighted discounted cash flow approach to measure the contingent consideration.

Dollar amounts in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION 2019 FORM 10-K

How We Addressed the Matter in Our Audit
We tested the effectiveness of controls over the accounting for business combinations, including testing controls over the estimation process supporting the recognition and measurement of consideration transferred, developed technology and contingent consideration. We also tested management’s review of assumptions used in the valuation models.
To test the valuation of acquired assets and expected probabilities of key outcomes for the valuation of assumed liabilities, we performed audit procedures that included, among others, evaluating management’s identification of assets acquired and liabilities assumed and assessing the fair value measurements prepared by management and their third-party valuation specialists, including the discount rates, revenue growth rates and projected profit margins as used in valuing the developed technology, as well as the inputs used in valuing contingent consideration, such as expected probabilities of key outcomes. We involved our valuation specialists to assist with the evaluation of methodologies used by the Company and significant assumptions included in the fair value estimates. For example, to evaluate the revenue growth rates and projected profit margins, we compared the amounts to historical results of the Company’s business and current industry and market trends for those in which the Company operates and performed sensitivity analyses on key assumptions. We also evaluated the adequacy of the Company’s disclosures included in Note 6 related to these acquisitions.

Product Recall Liabilities
Description of the Matter
As described in Note 7 to the consolidated financial statements, the Company recorded $275 million of liabilities at December 31, 2019 for product recall matters relating to Rejuvenate and ABG II Modular-Neck hip stems and LFIT Anatomic CoCr V40 Femoral Heads settlements. The Company establishes liabilities for product recall claims to the extent probable future losses are estimable based on quantitative and qualitative information from various sources. The Company engages, when required, external specialists to perform an actuarial analysis to estimate the outstanding liabilities.
Auditing management’s estimate of product recall liabilities was especially challenging due to the significant measurement uncertainty associated with the product recall liabilities estimate that involved management’s significant judgment and actuarial analysis. Further, the product recall liability is sensitive to significant management assumptions, including average costs per claim and the number of future claims, including those resulting in revision surgery.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated management’s design and tested the operating effectiveness of the controls over the Company’s product recall liability estimation process, including management's assessment of the assumptions, and the completeness and accuracy of the data underlying the product recall liabilities.
To evaluate the liabilities for product recall claims, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying claims and average cost per claim data provided to management's actuarial specialist and obtaining legal confirmation letters to evaluate the reserves recorded. We involved our actuarial specialists in the evaluation of the methodologies applied by the Company in determining the actuarially calculated range of loss and assessment of significant assumptions, including number of future claims and revision surgeries factored into the resulting estimated product recall liabilities. We also evaluated the adequacy of the Company’s disclosures included in Note 7 related to these liabilities.

Uncertain Tax Positions
Description of the Matter
As described in Note 11 to the consolidated financial statements, the Company operates in multiple jurisdictions with complex tax policy and regulatory environments and establishes reserves for uncertain tax positions in accordance with the accounting guidance governing uncertainty in income taxes. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. At December 31, 2019, the Company had accrued liabilities of $472 million relating to uncertain tax positions.
Auditing management’s analysis of the Company’s uncertain tax positions and the related unrecognized tax benefits was especially challenging as the analysis involved significant auditor judgment due to complex interpretations of tax laws, legal rulings and determination of arm’s length pricing for intercompany transactions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting process for uncertain tax positions. For example, we tested controls over management’s identification of uncertain tax positions and its application of the recognition and measurement principles, including management’s review of the inputs and calculations of unrecognized income tax benefits.
Our audit procedures included, among others, evaluating the assumptions the Company used to develop its uncertain tax positions and related unrecognized income tax benefit amounts by jurisdiction. We also tested the completeness and accuracy of the underlying data used by the Company to calculate its uncertain tax positions. For example, we compared the estimated liabilities for unrecognized income tax benefits to similar positions in prior periods and assessed management’s consideration of current tax controversy and litigation and trends in similar positions challenged by tax authorities. We also assessed the historical accuracy of management’s estimates of its unrecognized income tax benefits by comparing the estimates with the resolution of those positions. We involved our tax professionals to evaluate tax technical merits, which included, for certain intercompany transactions, assessing the Company’s assumptions and pricing methodology to determine they were arm’s length and complied with local jurisdictional laws and regulations. We also evaluated the adequacy of the Company’s disclosures included in Note 11 related to these tax matters.

/s/    ERNST & YOUNG LLP
We have served as the Company's auditor since 1974
Grand Rapids, Michigan
February 6, 2020

17

STRYKER CORPORATION 2019 FORM 10-K

Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	2019	2018	2017
Net sales	$14,884	$13,601	$12,444
Cost of sales	5,188	4,663	4,264
Gross profit	$9,696	$8,938	$8,180
Research, development and engineering expenses	971	862	787
Selling, general and administrative expenses	5,356	5,099	4,552
Recall charges	192	23	173
Amortization of intangible assets	464	417	371
Total operating expenses	$6,983	$6,401	$5,883
Operating income	$2,713	$2,537	$2,297
Other income (expense), net	(151)	(181)	(234)
Earnings before income taxes	$2,562	$2,356	$2,063
Income taxes	479	(1,197)	1,043
Net earnings	$2,083	$3,553	$1,020

Net earnings per share of common stock:
Basic	$5.57	$9.50	$2.73
Diluted	$5.48	$9.34	$2.68

Weighted-average shares outstanding (in millions):
Basic	374.0	374.1	374.0
Effect of dilutive employee stock compensation	5.9	6.2	6.1
Diluted	379.9	380.3	380.1
Anti-dilutive shares excluded from the calculation of dilutive employee stock compensation were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2019	2018	2017
Net earnings	$2,083	$3,553	$1,020
Other comprehensive income (loss), net of tax
Marketable securities	1	—	(4)
Pension plans	(42)	(3)	(2)
Unrealized gains (losses) on designated hedges	(3)	22	4
Financial statement translation	69	(97)	210
Total other comprehensive income (loss), net of tax	$25	$(78)	$208
Comprehensive income	$2,108	$3,475	$1,228
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION 2019 FORM 10-K

Stryker Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	2019	2018
Assets
Current assets
Cash and cash equivalents	$4,337	$3,616
Marketable securities	88	83
Accounts receivable, less allowance of $88 ($64 in 2018)	2,893	2,332
Inventories:
Materials and supplies	677	606
Work in process	178	149
Finished goods	2,427	2,200
Total inventories	$3,282	$2,955
Prepaid expenses and other current assets	760	747
Total current assets	$11,360	$9,733
Property, plant and equipment:
Land, buildings and improvements	1,263	1,041
Machinery and equipment	3,451	3,236
Total property, plant and equipment	4,714	4,277
Less allowance for depreciation	2,147	1,986
Property, plant and equipment, net	$2,567	$2,291
Goodwill	9,069	8,563
Other intangibles, net	4,227	4,163
Noncurrent deferred income tax assets	1,575	1,678
Other noncurrent assets	1,369	801
Total assets	$30,167	$27,229

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$675	$646
Accrued compensation	955	917
Income taxes	171	158
Dividend payable	213	192
Accrued expenses and other liabilities	1,527	1,521
Current maturities of debt	859	1,373
Total current liabilities	$4,400	$4,807
Long-term debt, excluding current maturities	10,231	8,486
Income taxes	1,068	1,228
Other noncurrent liabilities	1,661	978
Total liabilities	$17,360	$15,499
Shareholders' equity
Common stock, $0.10 par value	37	37
Additional paid-in capital	1,628	1,559
Retained earnings	11,748	10,765
Accumulated other comprehensive loss	(606)	(631)
Total shareholders' equity	$12,807	$11,730
Total liabilities & shareholders' equity	$30,167	$27,229
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION 2019 FORM 10-K

Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Beginning	374.4	$37	374.4	$37	374.6	$37
Issuance of common stock under stock compensation and benefit plans	2.0	—	1.9	—	1.7	—
Repurchase of common stock	(1.9)	—	(1.9)	—	(1.9)	—
Ending	374.5	$37	374.4	$37	374.4	$37
Additional paid-in capital
Beginning		$1,559		$1,496		$1,432
Issuance of common stock under stock compensation and benefit plans		(50)		(49)		(42)
Repurchase of common stock		(8)		(7)		(7)
Share-based compensation		127		119		113
Ending		$1,628		$1,559		$1,496
Retained earnings
Beginning		$10,765		$8,986		$8,842
Cumulative effect of accounting changes		—		(759)		—
Net earnings		2,083		3,553		1,020
Repurchase of common stock		(299)		(293)		(223)
Cash dividends declared		(801)		(722)		(653)
Ending		$11,748		$10,765		$8,986
Accumulated other comprehensive (loss) income
Beginning		$(631)		$(553)		$(761)
Other comprehensive income (loss)		25		(78)		208
Ending		$(606)		$(631)		$(553)
Total Stryker shareholders' equity		$12,807		$11,730		$9,966
Non-controlling interest
Beginning		$—		$14		$—
Acquisitions		—		—		114
Interest purchased		—		(15)		(99)
Net earnings attributable to noncontrolling interest		—		—		—
Foreign currency exchange translation adjustment		—		1		(1)
Ending		$—		$—		$14
Total shareholders' equity		$12,807		$11,730		$9,980
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	20

STRYKER CORPORATION 2019 FORM 10-K

Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2019	2018	2017
Operating activities
Net earnings	$2,083	$3,553	$1,020
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	314	306	271
Amortization of intangible assets	464	417	371
Share-based compensation	127	119	113
Recall charges	192	23	173
Sale of inventory stepped up to fair value at acquisition	67	16	22
Deferred income tax (benefit) expense	126	(1,582)	36
Changes in operating assets and liabilities:
Accounts receivable	(563)	(60)	(162)
Inventories	(400)	(385)	(320)
Accounts payable	63	116	21
Accrued expenses and other liabilities	113	289	90
Recall-related payments	(177)	(90)	(526)
Income taxes	(105)	(156)	704
Other, net	(113)	44	(254)
Net cash provided by operating activities	$2,191	$2,610	$1,559
Investing activities
Acquisitions, net of cash acquired	(802)	(2,451)	(831)
Purchases of marketable securities	(74)	(226)	(270)
Proceeds from sales of marketable securities	69	394	87
Purchases of property, plant and equipment	(649)	(572)	(598)
Other investing, net	1	(2)	(1)
Net cash used in investing activities	$(1,455)	$(2,857)	$(1,613)
Financing activities
Proceeds and payments on short-term borrowings, net	(7)	(1)	(200)
Proceeds from issuance of long-term debt	2,642	3,126	499
Payments on long-term debt	(1,342)	(669)	—
Dividends paid	(778)	(703)	(636)
Repurchases of common stock	(307)	(300)	(230)
Cash paid for taxes from withheld shares	(136)	(120)	(95)
Payments to purchase noncontrolling interest	—	(14)	(99)
Other financing, net	(69)	10	(33)
Net cash provided by (used in) financing activities	$3	$1,329	$(794)
Effect of exchange rate changes on cash and cash equivalents	(18)	(8)	74
Change in cash and cash equivalents	$721	$1,074	$(774)
Cash and cash equivalents at beginning of year	3,616	2,542	3,316
Cash and cash equivalents at end of year	$4,337	$3,616	$2,542

Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$457	$539	$312
Cash paid for interest on debt	$286	$248	$231

See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	21

STRYKER CORPORATION 2019 FORM 10-K

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
Basis of Presentation and Consolidation: The Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. We have no material interests in variable interest entities and none that require consolidation. Certain prior year amounts have been reclassified to conform with current year presentation in our Consolidated Financial Statements.
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
Inventories: Inventories are stated at the lower of cost or net realizable value, with cost generally determined using the first-in, first-out (FIFO) cost method. For excess and obsolete inventory resulting from the potential inability to sell specific products at prices in excess of current carrying costs, reserves are maintained to reduce current carrying cost to market prices.
Financial Instruments: Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The carrying value of our financial instruments, with the exception of our senior unsecured notes, approximates fair value on December 31, 2019 and 2018. Refer to Notes 3 and 10 for further details.
All marketable securities are recognized at fair value. Adjustments to the fair value of marketable securities that are classified as

Dollar amounts in millions except per share amounts or as otherwise specified.	22

STRYKER CORPORATION 2019 FORM 10-K

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
We review declines in the fair value of our investments classified as available-for-sale to determine whether the decline in fair value is other-than-temporary. The resulting losses from other-than-temporary impairments of available-for-sale marketable debt securities are included in earnings.
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
Forward currency exchange contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities, primarily intercompany payables and receivables. These derivatives are not designated as hedges and, therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related changes in value of foreign currency denominated assets and liabilities. The estimated fair value of our forward currency exchange contracts represents the measurement of the contracts at month-end spot rates as adjusted by current forward points.
From time to time, we designate derivative and non-derivative financial instruments as net investment hedges of our investments in certain international subsidiaries. For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the derivative's gain or loss is recognized in OCI and reported as a component of AOCI. We have elected to use the spot method to assess effectiveness for our derivatives designated as net investment hedges. Accordingly, the change in fair value attributable to changes in the spot rate is recorded in AOCI. We exclude the spot-forward difference from the assessment of hedge effectiveness and amortize this amount separately on a straight-line basis over the term of the forward contracts. This amortization will be recorded in Other income (expense), net in our Consolidated Statements of Earnings.
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
The fair values of other identifiable intangible assets acquired in a business combination are primarily determined using the income approach. Other intangible assets include, but are not limited to, developed technology, customer and distributor relationships (which reflect expected continued customer or distributor patronage) and trademarks and patents. Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives of four to 40 years. Certain acquired trade names are considered to have indefinite lives and are not amortized, but are assessed annually for potential impairment as described below.
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

STRYKER CORPORATION 2019 FORM 10-K

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
Share-Based Compensation: We use share based compensation in the form of stock options, restricted stock units (RSUs) and performance stock units (PSUs). Stock options are granted under long-term incentive plans to certain key employees and non-employee directors at an exercise price not less than the fair market value of the underlying common stock, which is the quoted closing price of our common stock on the day prior to the date of grant. The options are granted for periods of up to 10 years and become exercisable in varying installments.
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
In June 2016 the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard is effective for reporting periods beginning after December 15, 2019. The standard replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses for accounts receivables, loans and other financial instruments. The standard is not expected to have a material impact on our Consolidated Financial Statements.
Accounting Pronouncements Recently Adopted
On January 1, 2019 we adopted ASU 2016-02, Leases, and related amendments (ASC 842), which require lease assets and liabilities to be recorded on the balance sheet for leases with terms greater than twelve months. The adoption of this update did not have a material impact on our Consolidated Financial Statements. Refer to Note 7 for further information.
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
Products and services are primarily transferred to customers at a point in time, with some transfers of services taking place over time. In 2019 less than 10% of our sales were recognized as services transferred over time. Refer to Note 1 for further discussion on our revenue recognition policies.

Dollar amounts in millions except per share amounts or as otherwise specified.	24

STRYKER CORPORATION 2019 FORM 10-K

Segment Net Sales
Orthopaedics:	2019	2018	2017
Knees	$1,815	$1,701	$1,595
Hips	1,383	1,336	1,303
Trauma and Extremities	1,639	1,580	1,478
Other	415	374	337
	$5,252	$4,991	$4,713
MedSurg:
Instruments	$2,041	$1,822	$1,678
Endoscopy	1,983	1,846	1,652
Medical	2,264	2,118	1,969
Sustainability	286	259	258
	$6,574	$6,045	$5,557
Neurotechnology and Spine:
Neurotechnology	$1,973	$1,737	$1,423
Spine	1,085	828	751
	$3,058	$2,565	$2,174
Total	$14,884	$13,601	$12,444

United States Net Sales
Orthopaedics:	2019	2018	2017
Knees	$1,347	$1,244	$1,169
Hips	882	838	820
Trauma and Extremities	1,051	1,001	950
Other	334	300	276
	$3,614	$3,383	$3,215
MedSurg:
Instruments	$1,608	$1,424	$1,304
Endoscopy	1,577	1,432	1,290
Medical	1,787	1,630	1,525
Sustainability	283	257	257
	$5,255	$4,743	$4,376
Neurotechnology and Spine:
Neurotechnology	$1,271	$1,115	$900
Spine	817	607	568
	$2,088	$1,722	$1,468
Total	$10,957	$9,848	$9,059

International Net Sales
Orthopaedics:	2019	2018	2017
Knees	$469	$457	$426
Hips	500	498	483
Trauma and Extremities	588	579	528
Other	81	74	61
	$1,638	$1,608	$1,498
MedSurg:
Instruments	$433	$398	$374
Endoscopy	406	414	362
Medical	477	488	444
Sustainability	3	2	1
	$1,319	$1,302	$1,181
Neurotechnology and Spine:
Neurotechnology	$702	$622	$523
Spine	268	221	183
	$970	$843	$706
Total	$3,927	$3,753	$3,385

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
MedSurg
MedSurg products include surgical equipment and navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling, emergency medical equipment and intensive care disposable products (Medical), reprocessed and remanufactured medical devices (Sustainability) and other medical device products used in a variety of medical specialties. Substantially all MedSurg sales are recognized when a purchase order has been received and control has transferred. For certain Endoscopy, Instruments and Medical services, we may recognize sales over time as we satisfy performance obligations that may include an obligation to complete installation, provide training and perform ongoing services, generally performed within one year.
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
Contract Assets and Liabilities
The nature of our products and services do not generally give rise to contract assets as we typically do not incur costs to fulfill a contract before a product or service is provided to a customer. Our costs to obtain contracts are typically in the form of sales commissions paid to employees of Stryker or third-party agents. We have elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On December 31, 2019 there were no contract assets recorded in our Consolidated Balance Sheets.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $313 and $327 on December 31, 2019 and December 31, 2018.
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

STRYKER CORPORATION 2019 FORM 10-K

Use of observable market data, when available, is required in making fair value measurements. When inputs used fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. We determine fair value for Level 1 instruments using exchange-traded prices for identical instruments. We determine fair value of Level 2 instruments using exchange-traded prices of similar instruments, where available, or utilizing other observable inputs that take into account our credit risk and that of our counterparties. Foreign currency exchange contracts and interest rate hedges are included in Level 2 and we use inputs other than quoted prices that are observable for the asset or liability. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis. Our Level 3 liabilities are comprised of contingent consideration arising from recently completed acquisitions. We determine fair value of these Level 3 liabilities using a discounted cash flow technique. Significant unobservable inputs were used in our assessment of fair value, including assumptions regarding future business results, discount rates, discount periods and probability assessments based on the likelihood of reaching various targets. We remeasure the fair value of our assets and liabilities each reporting period. We record the changes in fair value within selling, general and administrative expense and the changes in the time value of money within other income (expense), net.

Assets Measured at Fair Value
	2019	2018
Cash and cash equivalents	$4,337	$3,616
Trading marketable securities	149	118
Level 1 - Assets	$4,486	$3,734
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$32	$38
United States agency debt securities	2	11
United States treasury debt securities	49	23
Certificates of deposit	5	11
Total available-for-sale marketable securities	$88	$83
Foreign currency exchange forward contracts	226	77
Interest rate swap asset	17	—
Level 2 - Assets	$331	$160
Total assets measured at fair value	$4,817	$3,894

Liabilities Measured at Fair Value
	2019	2018
Deferred compensation arrangements	$149	$118
Level 1 - Liabilities	$149	$118
Foreign currency exchange forward contracts	$23	$20
Level 2 - Liabilities	$23	$20
Contingent consideration:
Beginning	$117	$32
Additions	298	77
Change in estimate	(10)	15
Settlements	(99)	(7)
Ending	$306	$117
Level 3 - Liabilities	$306	$117
Total liabilities measured at fair value	$478	$255

Fair Value of Available for Sale Securities by Maturity
	2019	2018
Due in one year or less	$50	$51
Due after one year through three years	$38	$32

On December 31, 2019 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income was $155, $119 and $60 in 2019, 2018 and 2017, which was recorded in other income (expense), net.

Our investments in available-for-sale marketable securities had a minimum credit quality rating of A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired on December 31, 2019. On December 31, 2019 the majority of our investments with unrealized losses that were not deemed to be other-than-temporarily impaired were in a continuous unrealized loss position for less than twelve months, and the losses were not material.

Securities in a Continuous Unrealized Loss Position
	Number of Investments	Fair Value
Corporate and Asset-Backed	2	$1
United States Treasury	6	13
Certificate of Deposit	4	1
Total	12	$15

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

2019	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$801	$1,113	$6,174	$8,088
Maximum term in days				1646
Fair value:
Other current assets	$5	$—	$180	$185
Other noncurrent assets	1	40	—	41
Other current liabilities	(10)	—	(11)	(21)
Other noncurrent liabilities	(2)	—	—	(2)
Total fair value	$(6)	$40	$169	$203
2018
Gross notional amount	$870	$—	$5,466	$6,336
Maximum term in days				586
Fair value:
Other current assets	$15	$—	$28	$43
Other noncurrent assets	1	—	33	34
Other current liabilities	(5)	—	(15)	(20)
Other noncurrent liabilities	—	—	—	—
Total fair value	$11	$—	$46	$57

In December 2019 and November 2018 we designated the issuance of €2,400 and €2,250 of senior unsecured notes as a net investment hedge to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
On December 31, 2019 the total after-tax gain in AOCI related to these designated net investment hedges was $17. We evaluate the effectiveness of our net investment hedges quarterly. We have not recognized any ineffectiveness in 2019.

Dollar amounts in millions except per share amounts or as otherwise specified.	26

STRYKER CORPORATION 2019 FORM 10-K

In July 2019 we entered into €1.0 billion in certain forward currency contracts and designated these as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. We evaluate the effectiveness of our net investment hedges quarterly.

Net Currency Exchange Rate Gains (Losses)
Derivative Instrument	Recorded in:	2019	2018	2017
Cash Flow	Cost of sales	$2	$7	$(6)
Net Investment	Other income (expense), net	14	—	—
Non-Designated	Other income (expense), net	$(7)	$(6)	$(9)
	Total	$9	$1	$(15)
Pretax gains (losses) on derivatives designated as cash flow of ($6) and net investment hedges of $27 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense) in earnings within 12 months as of December 31, 2019. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
In conjunction with our offering of senior unsecured notes in November 2019 we terminated cash flow hedges with gross notional amounts of €600 designated as forward starting interest rate swaps of our interest rates, the impact of which will be recognized over time as a benefit within interest expense. Pretax gains recorded in AOCI related to closed interest rate hedges of $6 are expected to be reclassified to other income (expense) in earnings within 12 months of December 31, 2019.
On December 31, 2019 we had interest rate swap agreements with notional amounts of $750 designated as forward starting interest rate swaps in anticipation of future debt issuances. Pretax gains of $17 were recorded in AOCI as of December 31, 2019. Upon the probable issuance of the debt, these amounts will be released to interest expense over the term of the debt. The cash flow effect of these hedges is recorded in cash flow from operations.
NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
2017	$(4)	$(134)	$28	$(443)	$(553)
OCI	2	(16)	36	(115)	(93)
Income taxes	—	1	(9)	18	10
Reclassifications to:
Cost of Sales	—	—	(7)	—	(7)
Other (income) expense	(2)	10	—	—	8
Income taxes	—	2	2	—	4
Net OCI	—	(3)	22	(97)	(78)
2018	$(4)	$(137)	$50	$(540)	$(631)
OCI	—	(74)	3	101	30
Income taxes	—	26	—	(21)	5
Reclassifications to:
Cost of Sales	—	—	(2)	—	(2)
Other (income) expense	1	8	(5)	(14)	(10)
Income taxes	—	(2)	1	3	2
Net OCI	1	(42)	(3)	69	25
2019	$(3)	$(179)	$47	$(471)	$(606)

NOTE 6 - ACQUISITIONS
The aggregate purchase price of our acquisitions, net of cash acquired was $1,096 and $2,451 in 2019 and 2018. We acquired stock in companies and various assets that continue to support our capital deployment and product development strategies.
In October 2019 we completed the acquisition of Mobius Imaging and Cardan Robotics for net cash consideration of $360 and future regulatory and commercial milestone payments of up to $130. Mobius Imaging is a leader in point-of-care imaging technology focused on integrating advanced imaging technologies into medical workflow. Cardan Robotics is working to develop innovative robotics and navigation technology systems for surgical and interventional radiology procedures. Mobius Imaging and Cardan Robotics (Mobius) are part of our Spine business within Neurotechnology and Spine. For income tax purposes the acquisition is treated as an asset purchase. Goodwill attributable to the acquisition is deductible for tax purposes.
In March 2019 we completed the acquisition of OrthoSpace, Ltd. (OrthoSpace) for net cash consideration of $110 and future regulatory milestone payments of up to $110. OrthoSpace is a medical device company specializing in orthopaedic biodegradable technology for the treatment of irreparable rotator cuff tears. OrthoSpace is part of our Endoscopy business within MedSurg. Goodwill attributable to the acquisition is not deductible for tax purposes.
In November 2018 we completed the acquisition of K2M Group Holdings, Inc. (K2M) for $27.50 per share, or an aggregate purchase price of $1,380, net of cash acquired. K2M is a global leader of complex spine and minimally invasive solutions focused on achieving three-dimensional Total Body Balance. K2M is part of our Spine business within Neurotechnology and Spine. Goodwill attributable to the acquisition is not deductible for tax purposes.
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
In November 2019 we announced a definitive agreement to acquire all of the issued and outstanding ordinary shares of Wright Medical Group N.V. (Wright) for $30.75 per share, or an aggregate purchase price of approximately $5.4 billion (including convertible notes). Pursuant to the agreement, on December 13, 2019 our wholly owned subsidiary, Stryker B.V., commenced a tender offer to purchase all of the outstanding ordinary shares, par value €0.03 per share, of Wright at a price of $30.75 per share, without interest, but subject to any applicable withholding of taxes. We expect the acquisition to close in the second half of 2020, subject to the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other required approvals and clearances under applicable antitrust laws, the adoption of certain resolutions by Wright’s shareholders at an extraordinary general meeting of Wright’s shareholders and other customary conditions. Wright is a global medical device company focused on extremities and biologics. Following closing, we plan to integrate Wright into our Trauma and Extremities business within Orthopaedics.

Dollar amounts in millions except per share amounts or as otherwise specified.	27

STRYKER CORPORATION 2019 FORM 10-K

Purchase price allocations for our significant acquisitions are presented below:

Purchase Price Allocation of Acquired Net Assets
2019	Mobius	OrthoSpace
Tangible assets acquired:
Accounts receivable	$3	$1
Inventory	7	1
Other assets	2	1
Contingent consideration	(4)	—
Liabilities	(10)	(29)
Intangible assets:
Customer relationship	7	—
Developed technology and patents	60	120
In-process research and development	98	—
Non-compete agreements	9	—
Goodwill	301	114
Purchase price, net of cash acquired	$473	$208
Weighted average life of intangible assets	12	18

2018	K2M	Entellus
Tangible assets acquired:
Accounts receivable	$58	$17
Inventory	131	14
Other assets	160	62
Contingent consideration	—	(79)
Liabilities	(257)	(76)
Intangible assets:
Customer relationship	34	33
Distributor relationship	1	—
Trade name	10	—
Developed technology and patents	475	261
Internally developed software	2	—
Goodwill	766	465
Purchase price, net of cash acquired	$1,380	$697
Weighted average life of intangible assets	15	16

Purchase price allocations for Mobius, OrthoSpace and other 2019 acquisitions were based on preliminary valuations, primarily related to intangible assets and inventory. Our estimates and assumptions are subject to change within the measurement period. The purchase price allocations for K2M, Entellus and other 2018 acquisitions were finalized in 2019.
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
In 2010 we filed a lawsuit in federal court against Zimmer Biomet Holdings, Inc. (Zimmer), alleging that a Zimmer product infringed on three of our patents. In 2013 following a jury trial favorable to us, the trial judge entered a final judgment that, among other things, awarded us damages of $76 and ordered Zimmer to pay us enhanced damages. Zimmer appealed this ruling. In December 2014 the Federal Circuit affirmed the damages awarded to us, reversed the order for enhanced damages and remanded the issue of attorney fees to the trial court. In May 2015 the trial court entered a stipulated judgment that, among other things, required Zimmer to pay us the base amount of damages and interest, while the issues of enhanced damages and attorney fees continue to be pursued. In June 2015 we recorded a $54 gain, net of legal costs, which was recorded within selling, general and administrative expenses. On June 13, 2016 the United States Supreme Court vacated the decision of the Federal Circuit that reversed our judgment for enhanced damages and remanded the case to the Federal Circuit to reconsider the issue. On September 12, 2016 the Federal Circuit issued an opinion that, among other things, remanded the issue of enhanced damages to the trial court. On July 12, 2017 the trial court reaffirmed its award of enhanced damages and entered a judgment of $164 in our favor. Zimmer appealed, and on December 10, 2018 the Federal Circuit affirmed the decision. Zimmer filed a petition on January 23, 2019 to seek a rehearing of this ruling by the entire Federal Circuit. On March 19, 2019 the Federal Circuit denied Zimmer’s petition for a rehearing. Zimmer conditionally paid us $167 while it pursued a review of the decision by the Supreme Court. On October 7, 2019 the Supreme Court denied Zimmer’s petition for review. This decision concluded the case. Accordingly, in November 2019 we recorded a $100 gain, net of legal costs, which was recorded within selling, general and administrative expenses.
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
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of these matters. Based on the information that has been received, we have estimated the remaining range of probable loss related to these matters globally to be approximately $275 to $520. We have recorded charges to earnings representing the minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly, the ultimate cost related to

Dollar amounts in millions except per share amounts or as otherwise specified.	28

STRYKER CORPORATION 2019 FORM 10-K

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

Leases	December
2019
Right-of-use assets	$384
Lease liabilities, current	$86
Lease liabilities, non-current	$301

Other information
Weighted-average remaining lease term	6.2 years
Weighted-average discount rate	3.34%

Lease expense totaled $133, $138, and $125 in 2019, 2018 and 2017.

Future Obligations
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. In addition, we lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Refer to Note 10 for more information on the debt obligations.

Future Obligations
	2020	2021	2022	2023	2024	Thereafter
Debt repayments	$860	$750	$—	$612	$1,546	$7,433
Purchase obligations	$1,373	$19	$9	$6	$6	$6
Minimum lease payments	$94	$74	$62	$38	$32	$95

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS
We completed our annual impairment tests of goodwill in 2019 and 2018 and concluded in each year that no impairments exist.

Summary of Other Intangible Assets
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Developed technologies
2019	14	$3,731	$1,271	$2,460
2018	13	3,426	1,115	2,311
Customer relationships
2019	16	$2,160	$848	$1,312
2018	15	2,155	703	1,452
Patents
2019	11	$348	$265	$83
2018	12	332	231	101
Trademarks
2019	18	$362	$136	$226
2018	18	349	108	241
In-process research and development
2019	N/A	$110	—	$110
2018	N/A	6	—	6
Other
2019	8	$125	$89	$36
2018	11	128	76	52
Total
2019	14	$6,836	$2,609	$4,227
2018	14	$6,396	$2,233	$4,163

Changes in the Net Carrying Value of Goodwill by Segment
	Orthopaedics	MedSurg	Neurotechnology and Spine	Total
2017	$2,426	$3,509	$1,233	$7,168
Additions and adjustments	4	100	1,366	1,470
Foreign exchange	(31)	(28)	(16)	(75)
2018	$2,399	$3,581	$2,583	$8,563
Additions and adjustments	—	229	318	547
Foreign exchange	(13)	(11)	(17)	(41)
2019	$2,386	$3,799	$2,884	$9,069

Estimated Amortization Expense
2020	2021	2022	2023	2024
$457	$440	$435	$414	$384

NOTE 9 - CAPITAL STOCK
The aggregate number of shares of all classes of stock with which we are authorized to issue is up to 1,000,500,000, divided into two classes consisting of 500,000 shares of $1 par value preferred stock and 1,000,000,000 shares of common stock with a par value of $0.10. No shares of preferred stock were outstanding on December 31, 2019.

Dollar amounts in millions except per share amounts or as otherwise specified.	29

STRYKER CORPORATION 2019 FORM 10-K

In 2019 we repurchased 1.9 million shares at a cost of $307. The manner, timing and amount of repurchases are determined by management based on an evaluation of market conditions, stock price and other factors and are subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On December 31, 2019 the total dollar value of shares that could be purchased under our authorized repurchase program was $1,033.
Shares reserved for future compensation grants of our common stock were 31 million and 33 million on December 31, 2019 and 2018.
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

Option Value and Assumptions
	2019	2018	2017
Weighted-average fair value per share	$36.30	$28.52	$22.43
Assumptions:
Risk-free interest rate	2.6%	2.7%	2.0%
Expected dividend yield	1.1%	1.2%	1.5%
Expected stock price volatility	18.3%	16.8%	19.4%
Expected option life (years)	5.9	6.0	6.0

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

2019 Stock Option Activity
	Shares (in millions)	Weighted Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding January 1	14.1	$97.69
Granted	2.1	179.41
Exercised	(2.6)	75.74
Canceled	(0.8)	134.73
Outstanding December 31	12.8	$113.10	6.0	$1,242.8
Exercisable December 31	6.8	$85.62	4.4	$853.2
Options expected to vest	5.4	$143.38	7.7	$360.8

The aggregate intrinsic value of options, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, exercised was $294, $247, and $184 in 2019, 2018 and 2017. Exercise prices for options outstanding ranged from $51.82 to $209.78 on December 31, 2019. On December 31, 2019 there was $101 of unrecognized compensation cost related to nonvested stock options granted under the long-term incentive plans; that cost is expected to be recognized over the weighted-average period of approximately 1.5 years.

Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) Activity
	Shares (in millions)		Weighted Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Nonvested on January 1	0.9	0.3	$129.90	$122.39
Granted	0.4	—	175.96	180.70
Vested	(0.4)	(0.1)	120.56	98.10
Canceled or forfeited	(0.1)	—	146.37	136.56
Nonvested on December 31	0.8	0.2	$158.80	$152.44

On December 31, 2019 there was $67 of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized as expense over the weighted-average period of approximately one year. The weighted-average grant date fair value per share of RSUs granted was $175.96 and $150.23 in 2019 and 2018. The fair value of RSUs and PSUs vested in 2019 was $52 and $10. On December 31, 2019 there was $15 of unrecognized compensation cost related to nonvested PSUs; the cost is expected to be recognized as expense over the weighted-average period of approximately one year.
Employee Stock Purchase Plans (ESPP)
Full- and part-time employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 95% of the closing stock price on the last trading day of a purchase period. We issued 166,758 and 168,626 shares under the ESPP in 2019 and 2018.
NOTE 10 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on December 31, 2019.
Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On December 31, 2019 there were no amounts outstanding under our commercial paper program.

Summary of Total Debt
		2019	2018
Senior unsecured notes:
Rate	Due
1.800%	January 15, 2019	$—	$500
2.000%	March 8, 2019	—	750
4.375%	January 15, 2020	500	499
Variable	November 30, 2020	333	343
2.625%	March 15, 2021	749	747
1.125%	November 30, 2023	609	627
3.375%	May 15, 2024	587	584
0.250%	December 3, 2024	938	—
3.375%	November 1, 2025	746	746
3.500%	March 15, 2026	991	990
2.125%	November 30, 2027	829	853
3.650%	March 7, 2028	596	595
0.750%	March 1, 2029	884	—
2.625%	November 30, 2030	712	733
1.000%	December 3, 2031	823	—
4.100%	April 1, 2043	391	391
4.375%	May 15, 2044	395	395
4.625%	March 15, 2046	981	980
Other		26	126
Total debt		$11,090	$9,859
Less current maturities		859	1,373
Total long-term debt		$10,231	$8,486

Dollar amounts in millions except per share amounts or as otherwise specified.	30

STRYKER CORPORATION 2019 FORM 10-K

	2019	2018
Unamortized debt issuance costs	$58	$50
Borrowing capacity on existing facilities	$1,546	$1,548
Fair value of senior unsecured notes	$11,910	$9,746

The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
In January 2019 we repaid $500 of senior unsecured notes with a coupon of 1.800% that were due on January 15, 2019. In March 2019 we repaid $750 of senior unsecured notes with a coupon of 2.000% that were due on March 8, 2019.
In December 2019 we issued €850 of senior unsecured notes with a fixed interest rate of 0.250% due on December 3, 2024, €800 of senior unsecured notes with a fixed interest rate of 0.750% due on March 1, 2029 and €750 of senior unsecured notes with a fixed interest rate of 1.000% due on December 3, 2031. Our annual interest expense arising from the issuance of the 2029 notes will be reduced by the benefit from the cash flow hedges that were terminated in conjunction with the issuance. Refer to Note 4 for further information. The 2024 and 2031 notes are subject to a Special Mandatory Redemption in which we will be required to redeem the notes in whole at a price equal to 101% of the aggregate principal amount plus accrued and unpaid interest if we do not consummate the Wright tender offer on or before February 4, 2021.
In January 2020 we repaid $500 of senior unsecured notes with a coupon of 4.375% that were due on January 15, 2020.
Interest expense, including required fees incurred on outstanding debt and credit facilities that were included in other expense, totaled $287, $264, and $247 in 2019, 2018 and 2017.
NOTE 11 - INCOME TAXES
Our effective tax rate was 18.7%, (50.8)% and 50.6% for 2019, 2018 and 2017. The effective income tax rate for 2019 reflects the tax related to the transfer of intellectual properties between tax jurisdictions and the continued lower effective income tax rates as a result of our European operations. The effective income tax rate for 2018 reflects the tax effect related to the transfer of intellectual properties between tax jurisdictions, the continuing impact of complying with the Tax Cuts and Jobs Act of 2017 (the Tax Act) and continued lower effective income tax rates as a result of our European operations. The effective income tax rate for 2017 reflects compliance with the Tax Act offset by lower effective income tax rates as a result of our European operations.

Effective Income Tax Rate Reconciliation
	2019	2018	2017
United States federal statutory rate	21.0%	21.0%	35.0%
United States state and local income taxes, less federal deduction	1.7	0.4	1.2
Foreign income tax at rates other than 21%	(4.6)	(6.5)	(21.0)
Tax Cuts and Jobs Act of 2017 transition tax	—	2.2	38.0
Tax Cuts and Jobs Act of 2017 deferred tax changes	—	(0.6)	2.3
Tax related to repatriation of foreign earnings	(0.5)	0.5	—
Intellectual property transfer	3.5	(63.8)	—
Other	(2.4)	(4.0)	(4.9)
Effective income tax rate	18.7%	(50.8)%	50.6%

In December 2017 the Tax Act was signed into law in the United States. The law includes significant changes to the United States corporate income tax system, including a federal corporate rate reduction, limitations on the deductibility of certain expenses and the transition of United States international taxation from a worldwide tax system to a territorial tax system. As part of the transition to a territorial tax system, the Tax Act requires taxpayers to calculate a one-time transition tax based on undistributed earnings of foreign subsidiaries.
The Tax Act subjects a United States shareholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. We have elected to account for GILTI tax in the year the tax is incurred.

Earnings Before Income Taxes
	2019	2018	2017
United States	$366	$509	$499
International	2,196	1,847	1,564
Total	$2,562	$2,356	$2,063

Components of Income Tax Expense (Benefit)
Current income tax expense:	2019	2018	2017
United States federal	$(17)	$178	$836
United States state and local	46	30	38
International	324	177	133
Total current income tax expense	$353	$385	$1,007
Deferred income tax (benefit) expense:
United States federal	$10	$(44)	$84
United States state and local	(1)	(20)	(9)
International	117	(1,518)	(39)
Total deferred income tax (benefit) expense	$126	$(1,582)	$36
Total income tax (benefit) expense	$479	$(1,197)	$1,043

Interest and penalties included in other income (expense), net were expense of ($9), ($9) and ($28) in 2019, 2018 and 2017. The United States federal deferred income tax benefit (expense) includes the utilization of net operating loss carryforwards of $50, $31 and $32 in 2019, 2018 and 2017.

Deferred Income Tax Assets and Liabilities
Deferred income tax assets:	2019	2018
Inventories	$415	$390
Product-related liabilities	57	60
Other accrued expenses	221	222
Depreciation and amortization	1,363	1,504
State income taxes	65	70
Share-based compensation	49	47
Net operating loss carryforwards	95	134
Other	207	177
Total deferred income tax assets	$2,472	$2,604
Less valuation allowances	(75)	(66)
Net deferred income tax assets	$2,397	$2,538
Deferred income tax liabilities:
Depreciation and amortization	$(893)	$(865)
Undistributed earnings	(37)	(46)
Other	—	(3)
Total deferred income tax liabilities	$(930)	$(914)
Net deferred income tax assets	$1,467	$1,624
Reported as:
Noncurrent deferred income tax assets	$1,575	$1,678
Noncurrent liabilities—Other liabilities	(108)	(54)
Total	$1,467	$1,624

Accrued interest and penalties were $94 and $85 on December 31, 2019 and 2018 which were reported in current and noncurrent accrued expenses and other liabilities.
Net operating loss carryforwards totaling $378 on December 31, 2019 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States loss carryforwards of $358 expire through 2045. International loss carryforwards of $20 begin to expire in 2037; however, some have no expiration. We also have a tax credit carryforward of $65 with $63 being subject to a full valuation allowance. The credits with a full valuation allowance

Dollar amounts in millions except per share amounts or as otherwise specified.	31

STRYKER CORPORATION 2019 FORM 10-K

have no expiration; however, we do not anticipate generating income tax in excess of the credits in the foreseeable future.
We recorded a transition tax on undistributed foreign earnings as required by the Tax Act. No other provision was made for United States income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested. Determination of the total amount of unrecognized deferred income tax on undistributed earnings of foreign subsidiaries is not practicable.

Uncertain Income Tax Positions
	2019	2018
Beginning uncertain tax positions	$528	$540
Increases related to current year income tax positions	62	22
Increases related to prior year income tax positions	5	25
Decreases related to prior year income tax positions:
Settlements and resolutions of income tax audits	(78)	(37)
Statute of limitations expirations	(40)	(14)
Foreign currency translation	(5)	(8)
Ending uncertain tax positions	$472	$528
Reported as:
Noncurrent liabilities—Income taxes	$472	$528

Our income tax expense would have been reduced by $468 and $521 on December 31, 2019 and 2018 had these uncertain income tax positions been favorably resolved. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next 12 months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including inventory transfer pricing, cost sharing, product royalty and foreign branch arrangements. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be resolved. Interest and penalties incurred associated with uncertain tax positions are included in other income (expense), net.
In the normal course of business, income tax authorities in various income tax jurisdictions both within the United States and internationally conduct routine audits of our income tax returns filed in prior years. These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex income tax regulations regarding the allocation of income to the various income tax jurisdictions. Income tax years are open from 2014 through the current year for the United States federal jurisdiction. Income tax years open for our other major jurisdictions range from 2005 through the current year.
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

	2019	2018	2017
Plan expense	$205	$180	$181
Expense funded with Stryker common stock	31	29	25
Stryker common stock held by plan:
Dollar amount	470	358	353
Shares (in millions)	2.2	2.3	2.3
Value as a percentage of total plan assets	12%	12%	11%

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

Components of Net Periodic Pension Cost
Net periodic benefit cost:	2019	2018	2017
Service cost	$(41)	$(44)	$(42)
Interest cost	(12)	(11)	(10)
Expected return on plan assets	12	12	11
Amortization of prior service credit	1	1	1
Recognized actuarial loss	(9)	(11)	(9)
Net periodic benefit cost	$(49)	$(53)	$(49)
Changes in assets and benefit obligations recognized in OCI:
Net actuarial gain (loss)	$(74)	$11	$(25)
Recognized net actuarial loss	9	10	9
Prior service (credit) cost and transition amount	(1)	(1)	(1)
Total recognized in other comprehensive income (loss)	$(66)	$20	$(17)
Total recognized in net periodic benefit cost and OCI	$(115)	$(33)	$(66)

Weighted-average rates used to determine net periodic benefit cost:
Discount rate	1.9%	1.8%	1.8%
Expected return on plan assets	3.5%	3.3%	3.3%
Rate of compensation increase	2.9%	2.8%	2.8%
Weighted-average discount rate used to determine projected benefit obligations	1.0%	1.9%	1.8%

Investment Strategy
The investment strategy for our defined benefit pension plans is to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.

Dollar amounts in millions except per share amounts or as otherwise specified.	32

STRYKER CORPORATION 2019 FORM 10-K

	2019	2018
Fair value of plan assets	$428	$376
Benefit obligations	(869)	(735)
Funded status	$(441)	$(359)
Reported as:
Current liabilities—accrued compensation	$(2)	$(2)
Noncurrent liabilities—other liabilities	(439)	(357)
Pre-tax amounts recognized in AOCI:
Unrecognized net actuarial loss	(250)	(168)
Unrecognized prior service credit	9	11
Total	$(241)	$(157)

The estimated net actuarial loss for the defined benefit pension plans to be reclassified from AOCI into net periodic benefit cost is $12 in 2020. The total estimated amortization of prior service credit and transition asset for the defined benefit pension plans to be reclassified from AOCI into net periodic benefit credit is $1 in 2020.

Change in Benefit Obligations
	2019	2018
Beginning projected benefit obligations	$735	$708
Service cost	41	44
Interest cost	12	11
Foreign exchange impact	(12)	(16)
Employee contributions	6	6
Actuarial (gains) losses	116	(1)
Acquisition	—	—
Benefits paid	(29)	(17)
Ending projected benefit obligations	$869	$735
Ending accumulated benefit obligations	$830	$702

Change in Plan Assets
	2019	2018
Beginning fair value of plan assets	$376	$370
Actual return	52	(2)
Employer contributions	25	22
Employee contributions	6	6
Foreign exchange impact	(5)	(6)
Acquisition	—	—
Benefits paid	(26)	(14)
Ending fair value of plan assets	$428	$376

Allocation of Plan Assets
	2020 Target	2019 Actual	2018 Actual
Equity securities	23%	22%	26%
Debt securities	44	44	46
Other	33	34	28
Total	100%	100%	100%

Valuation of Plan Assets
2019	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7	$—	$—	$7
Equity securities	23	86	—	109
Corporate debt securities	3	173	—	176
Other	4	52	80	136
Total	$37	$311	$80	$428
2018
Cash and cash equivalents	$10	$—	$—	$10
Equity securities	20	85	—	105
Corporate debt securities	2	153	—	155
Other	7	43	56	106
Total	$39	$281	$56	$376

Our Level 3 pension plan assets consist primarily of guaranteed investment contracts with insurance companies. The insurance contracts guarantee us principal repayment and a fixed rate of return. The $24 increase in Level 3 pension plan assets is primarily related to actual returns and acquired assets. We expect to contribute $24 to our defined benefit pension plans in 2020.

Estimated Future Benefit Payments
2020	2021	2022	2023	2024	2025-2029
$19	$18	$18	$19	$19	$115

NOTE 13 - SUMMARY OF QUARTERLY DATA (UNAUDITED)

2019 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$3,516	$3,650	$3,587	$4,131
Gross profit	2,283	2,380	2,330	2,703
Earnings before income taxes	480	565	581	936
Net earnings	412	480	466	725
Net earnings per share of common stock:
Basic	$1.10	$1.29	$1.24	$1.94
Diluted	$1.09	$1.26	$1.23	$1.90
Dividends declared per share of common stock	$0.52	$0.52	$0.52	$0.575

2018 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$3,241	$3,322	$3,242	$3,796
Gross profit	2,137	2,190	2,155	2,456
Earnings before income taxes	542	623	534	657
Net earnings	443	452	590	2,068
Net earnings per share of common stock:
Basic	$1.18	$1.21	$1.58	$5.52
Diluted	$1.16	$1.19	$1.55	$5.44
Dividends declared per share of common stock	$0.47	$0.47	$0.47	$0.52

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

Segment Results
	2019	2018	2017
Orthopaedics	$5,252	$4,991	$4,713
MedSurg	$6,574	6,045	5,557
Neurotechnology & Spine	3,058	2,565	2,174
Net sales	$14,884	$13,601	$12,444
Orthopaedics	$348	$350	$337
MedSurg	379	285	315
Neurotechnology & Spine	218	176	142
Segment depreciation and amortization	$945	$811	$794
Corporate and Other	99	155	65
Total depreciation and amortization	$1,044	$966	$859
Orthopaedics	$1,907	$1,804	$1,681
MedSurg	1,635	1,444	1,228
Neurotechnology & Spine	846	700	631
Segment operating income	$4,388	$3,948	$3,540
Items not allocated to segments:
Corporate and Other	$(480)	$(431)	$(402)
Acquisition and integration-related charges	(275)	(123)	(64)
Amortization of intangible assets	(464)	(417)	(371)
Restructuring related and other charges	(226)	(220)	(194)
Medical device regulations	(62)	(12)	—
Recall-related matters	(192)	(23)	(173)
Regulatory and legal matters	24	(185)	(39)
Consolidated operating income	$2,713	$2,537	$2,297

Dollar amounts in millions except per share amounts or as otherwise specified.	33

STRYKER CORPORATION 2019 FORM 10-K

Segment Assets and Capital Spending
Assets:	2019	2018	2017
Orthopaedics	$9,085	$8,873	$7,486
MedSurg	12,066	10,417	9,759
Neurotechnology & Spine	7,646	7,260	4,105
Total segment assets	$28,797	$26,550	$21,350
Corporate and Other	1,370	679	847
Total assets	$30,167	$27,229	$22,197
Capital spending:
Orthopaedics	$125	$134	$138
MedSurg	265	217	194
Neurotechnology & Spine	29	31	50
Total segment capital spending	$419	$382	$382
Corporate and Other	230	190	216
Total capital spending	$649	$572	$598

We measure the financial results of our reportable segments using an internal performance measure that excludes acquisition and integration-related charges, restructuring-related charges, reserves for certain product recall matters and reserves for certain legal and regulatory matters. Identifiable assets are those assets used exclusively in the operations of each business segment or allocated when used jointly. Corporate assets are principally cash and cash equivalents, marketable securities and property, plant and equipment.
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

Geographic Information
	Net Sales			Net Property, Plant and Equipment
	2019	2018	2017	2019	2018
United States	$10,957	$9,848	$9,059	$1,561	$1,348
Europe, Middle East, Africa	1,888	1,793	1,567	838	669
Asia Pacific	1,617	1,532	1,413	95	96
Other countries	422	428	405	73	178
Total	$14,884	$13,601	$12,444	$2,567	$2,291

Dollar amounts in millions except per share amounts or as otherwise specified.	34

STRYKER CORPORATION 2019 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) (Exchange Act) as of December 31, 2019. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting during the fourth quarter of 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company's management assessed the effectiveness of our internal control over financial reporting on December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019. The Company's management excluded OrthoSpace Ltd. (OrthoSpace), acquired on March 14, 2019 and Mobius Imaging and Cardan Robotics (Mobius) acquired on October 21, 2019 from its evaluation of internal control over financial reporting as of December 31, 2019. As of December 31, 2019 OrthoSpace and Mobius represented approximately 2.4% of our consolidated total assets and less than 0.1% of our consolidated net sales for 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Stryker Corporation
Opinion on Internal Control over Financial Reporting
We have audited Stryker Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stryker Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OrthoSpace, Ltd. (OrthoSpace), Mobius Imaging and Cardan Robotics (Mobius) which are included in the December 31, 2019 consolidated financial statements of the Company and constituted 2.4% of total assets and less than 0.1% of net sales, respectively, as of, and for the year-ended, December 31, 2019. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of OrthoSpace and Mobius.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 6, 2020 expressed an unqualified opinion thereon.
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

STRYKER CORPORATION 2019 FORM 10-K

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
February 6, 2020

ITEM 9B.	OTHER INFORMATION.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our executive officers appears under the caption "Executive Officers" in Part I, Item 1 of this report.
Information regarding our directors and certain corporate governance and other matters appearing under the captions "Information About the Board of Directors and Corporate Governance Matters," "Proposal 1—Election of Directors," and "Additional Information—Delinquent Section 16(a) Reports" in the 2020 proxy statement is incorporated herein by reference.
The Corporate Governance Guidelines adopted by our Board of Directors, as well as the charters of each of the Audit Committee, the Governance and Nominating Committee and the Compensation Committee and the Code of Ethics applicable to the principal executive officer, president, principal financial officer and principal accounting officer or controller or persons performing similar functions are posted on the "Investor Relations—Governance" section of our website at www.stryker.com.

ITEM 11.	EXECUTIVE COMPENSATION.
Information regarding the compensation of our management appearing under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation of Directors" in the 2020 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the caption "Stock Ownership" in the 2020 proxy statement is incorporated herein by reference.
On December 31, 2019 we had an equity compensation plan under which options were granted at a price not less than fair market value at the date of grant and under which awards of restricted stock units (RSUs) and performance stock units (PSUs) were made. Options and RSUs were also awarded under a previous plan. Additional information regarding our equity compensation plans appears in Note 1 and Note 9 to our Consolidated Financial Statements. On December 31, 2019 we also had a stock performance incentive award program pursuant to which shares of our common stock were and may be issued to certain employees with respect to performance. The status of these plans, each of which were previously submitted to and approved by our shareholders, on December 31, 2019 is as follows:

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
2006 Long-Term Incentive Plan	2,343,432	$58.92	—
2008 Employee Stock Purchase Plan	N/A	N/A	4,583,039
2011 Long-Term Incentive Plan(1)	11,489,727	$125.21	30,552,781
2011 Performance Incentive Award Plan	N/A	N/A	317,381
Total			35,453,201
(1) The 2011 Long-Term Incentive Plan securities to be issued upon exercise includes 783,397 RSUs and 215,186 PSUs. The weighted average exercise prices does not take these awards into account.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption "Information About the Board of Directors and Corporate Governance Matters—Independent Directors" and "Information About the Board of Directors and Corporate Governance Matters—Certain Relationships and Related Party Transactions" in the 2020 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information under the caption "Proposal 2—Ratification of Appointment of Our Independent Registered Public Accounting Firm" in the 2020 proxy statement is incorporated herein by reference.

Dollar amounts in millions except per share amounts or as otherwise specified.	36

STRYKER CORPORATION 2019 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements
	The following Consolidated Financial Statements are set forth in Part II, Item 8 of this report.
	Report of Independent Registered Public Accounting Firm					16
	Consolidated Statements of Earnings for 2019, 2018, and 2017					18
	Consolidated Statements of Comprehensive Income for 2019, 2018, and 2017					18
	Consolidated Balance Sheets on 2019 and 2018					19
	Consolidated Statements of Shareholders’ Equity for 2019, 2018, and 2017					20
	Consolidated Statements of Cash Flows for 2019, 2018, and 2017					21
	Notes to Consolidated Financial Statements					22

(a) 2.	Financial Statement Schedules
	The Consolidated Financial Statement schedule of Stryker Corporation and its subsidiaries is:
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
			Additions	Deductions
	Description	Balance at Beginning of Period	Charged to Costs & Expenses	Uncollectible Amounts Written Off, Net of Recoveries	Effect of Changes in Foreign Currency Exchange Rates	Balance at End of Period
	DEDUCTED FROM ASSET ACCOUNTS
	Allowance for Doubtful Accounts:
	Year ended December 31, 2019	$64	$39	$13	$2	$88
	Year ended December 31, 2018	$59	$20	$14	$1	$64
	Year ended December 31, 2017	$56	$15	$14	$(2)	$59

All other schedules for which provision is made in the applicable accounting regulation of the U.S. Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) 3.	Exhibits

Dollar amounts in millions except per share amounts or as otherwise specified.	37

STRYKER CORPORATION 2019 FORM 10-K

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

(ii)
Purchase Agreement, dated as of November 4, 2019, among Stryker Corporation, Stryker B.V. and Wright Medical Group N.V. - Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated November 6, 2019 (Commission File No. 001-13149).

Exhibit 3—		Articles of Incorporation and By-Laws
(i)		Restated Articles of Incorporation — Incorporated by reference to Exhibit 3(i) to the Company's Form 10-Q for the quarterly period ended September 30, 2018 (Commission File No. 00-09165).
(ii)		Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated August 6, 2019 (Commission File No. 001-13149).

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

(iii)
Sixth Supplemental Indenture (including the form of 2024 note), dated May 1, 2014, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated May 1, 2014 (Commission File No. 000-09165).

(iv)
Seventh Supplemental Indenture (including the form of 2044 note), dated May 1, 2014, between Stryker Corporation and U.S. Bank National Association.—Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated May 1, 2014 (Commission File No. 000-09165).

(v)
Eighth Supplemental Indenture (including the form of 2025 note), dated October 29, 2015, between Stryker Corporation and U.S. Bank National association.—Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated October 29, 2015 (Commission File No. 000-09165).

(vi)
Tenth Supplemental Indenture (including the form of the 2021 note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

(vii)
Eleventh Supplemental Indenture (including the form of the 2026 note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association.- Incorporated by reference to Exhibit 4.4 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

(viii)
Twelfth Supplemental Indenture (including the form of the 2046 note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

(ix)
Fourteenth Supplemental Indenture (including the form of the 2028 note), dated March 7, 2018, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated March 7, 2018 (Commission File No. 000-09615).

(x)
Fifteenth Supplemental Indenture (including the form of the 2023 note), dated November 30, 2018, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated November 30, 2018 (Commission File No. 000-09615).

(xi)
Sixteenth Supplemental Indenture (including the form of the 2027 note), dated November 30, 2018, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated November 30, 2018 (Commission File No. 000-09615).

(xii)
Seventeenth Supplemental Indenture (including the form of the 2030 note), dated November 30, 2018, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.4 to the Company's Form 8-K dated November 30, 2018 (Commission File No. 000-09615).

(xiii)
Eighteenth Supplemental Indenture (including the form of the 2020 note), dated November 30, 2018, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K dated November 30, 2018 (Commission File No. 000-09615).

(xiv)
Nineteenth Supplemental Indenture (including the form of the 2024 note), dated December 3, 2019, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated December 3, 2019 (Commission File No. 001-13149).

(xv)
Twentieth Supplemental Indenture (including the form of the 2029 note), dated December 3, 2019, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated December 3, 2019 (Commission File No. 001-13149).

(xvi)
Twenty-First Supplemental Indenture (including the form of the 2031 note), dated December 3, 2019, between Stryker Corporation and U.S. Bank National Association. - Incorporated by reference to Exhibit 4.4 to the Company's Form 8-K dated December 3, 2019 (Commission File No. 001-13149).

(xvii)	†	Description of Securities

38

STRYKER CORPORATION 2019 FORM 10-K

Exhibit 10—		Material contracts
(i)*	†	2011 Long-Term Incentive Plan (as amended effective February 4, 2020).
(ii)*	†	Form of grant notice and terms and conditions for stock options granted in 2020 under the 2011 Long-Term Incentive Plan.
(iii)*	†	Form of grant notice and terms and conditions for restricted stock units granted in 2020 under the 2011 Long-Term Incentive Plan.
(iv)*	†	Form of grant notice and terms and conditions for performance stock units granted in 2020 under the 2011 Long-Term Incentive Plan.
(v)*	†	Form of terms and conditions for restricted stock units granted to non-employee directors in 2019 under the 2011 Long-Term Incentive Plan.
(vi)*	†	Supplemental Savings and Retirement Plan (as amended effective January 1, 2008 and January 1, 2019).
(vii)*
Form of grant notice and terms and conditions for stock options granted in 2019 under the 2011 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-K for the year ended December 31, 2018 (Commission File No. 001-13149.

(viii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2019 under the 2011 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10(iii) to the Company's Form 10-K for the year ended December 31, 2018 (Commission File No. 001-13149.

(ix)*
Form of grant notice and terms and conditions for performance stock units granted in 2019 under the 2011 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10(iv) to the Company's Form 10-K for the year ended December 31, 2018 (Commission File No 001-13149.

(x)*
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

(xiv)*
Form of grant notice and terms and conditions for restricted stock units granted in 2018 under the 2011 Long-Term Incentive Plan to non-employee directors-Incorporated by reference to Exhibit 10(ii) to the Company’s Form 10-Q for the quarterly period ended June 30, 2018 (Commission File No. 000-09165.

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

(xxi)*
Form of grant notice and terms and conditions for performance stock units granted in 2016 under the 2011 Long-Term Incentive Plan—Incorporated by reference to Exhibit 10(v) to the Company's Form 10-K for the year ended December 31, 2015 (Commission File No. 000-09165).

(xxii)*
Form of grant notice and terms and conditions for stock options and restricted stock units granted in 2016 under the 2011 Long-Term Incentive Plan to non-employee directors—Incorporated by reference to Exhibit 10(vi) to the Company's Form 10-K for the year ended December 31, 2015 (Commission File No. 000-09165).

(xxiii)*		Stryker Corporation Executive Bonus Plan—Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(xxiv)		Form of Indemnification Agreement for Directors—Incorporated by reference to Exhibit 10 (xiv) to the Company's Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxv)		Form of Indemnification Agreement for Certain Officers—Incorporated by reference to Exhibit 10 (xv) to the Company's Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxvi)
Settlement Agreement between Howmedica Osteonics Corp. and the counsel listed on the signature pages thereto, dated as of November 3, 2014 (Rejuvenate and ABF II Hip Implant Products Liability Litigation)—Incorporated by reference to Exhibit 10xxiii to the Company's Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(xxvii)*		Letter Agreement between Stryker Corporation and Glenn Boehnlein—Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated January 22, 2016 (Commission File No. 000-09165).

39

STRYKER CORPORATION 2019 FORM 10-K

(xxviii)*
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
(xxxi)*
Transition and Retention Agreement between Michael Hutchinson and Stryker Corporation-Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 2019 (Commission File No. 000-13149).

Exhibit 21—		Subsidiaries of the registrant
(i)	†	List of Subsidiaries.

Exhibit 23—		Consent of experts and counsel
(i)	†	Consent of Independent Registered Public Accounting Firm.

Exhibit 31—		Rule 13a-14(a) Certifications
(i)	†	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	†	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 32—		18 U.S.C. Section 1350 Certifications
(i)	†	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	†	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 101—		iXBRL (Inline Extensible Business Reporting Language) Documents
101.INS		iXBRL Instance Document
101.SCH		iXBRL Schema Document
101.CAL		iXBRL Calculation Linkbase Document
101.DEF		iXBRL Definition Linkbase Document
101.LAB		iXBRL Label Linkbase Document
101.PRE		iXBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*	Compensation arrangement

†	Furnished with this Form 10-K

©
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Stryker hereby agrees to furnish supplementally a copy of any omitted schedule upon request by the U.S. Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY.
None.

40

STRYKER CORPORATION 2019 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
STRYKER CORPORATION

Date: February 6, 2020                         /s/ GLENN S. BOEHNLEIN
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

/s/ WILLIAM E. BERRY JR.
William E. Berry, Jr.
Vice President, Corporate Controller
(Principal Accounting Officer)

/s/ ALLAN C. GOLSTON	/s/ LOUISE L. FRANCESCONI
Allan C. Golston	Louise L. Francesconi
Lead Independent Director	Director

/s/ MARY K. BRAINERD	/s/ SHERILYN S. MCCOY
Mary K. Brainerd	Sherilyn S. McCoy
Director	Director

/s/ SRIKANT M. DATAR	/s/ ANDREW K. SILVERNAIL
Srikant M. Datar, Ph.D.	Andrew K. Silvernail
Director	Director

/s/ ROCH DOLIVEUX	/s/ RONDA E. STRYKER
Roch Doliveux, DVM	Ronda E. Stryker
Director	Director

41