Form 10-Q
period 2020-03-31
STRYKER CORP
filed 2020-05-01
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 375,378,477 shares of Common Stock, $0.10 par value, on March 31, 2020.

STRYKER CORPORATION	2020 First Quarter Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months
	2020	2019
Net sales	$3,588	$3,516
Cost of sales	1,257	1,233
Gross profit	$2,331	$2,283
Research, development and engineering expenses	254	225
Selling, general and administrative expenses	1,330	1,403
Recall charges	(6)	13
Amortization of intangible assets	118	114
Total operating expenses	$1,696	$1,755
Operating income	$635	$528
Other income (expense), net	(45)	(48)
Earnings before income taxes	$590	$480
Income taxes	97	68
Net earnings	$493	$412

Net earnings per share of common stock:
Basic	$1.32	$1.10
Diluted	$1.30	$1.09

Weighted-average shares outstanding (in millions):
Basic	374.8	373.3
Effect of dilutive employee stock compensation	4.9	6.0
Diluted	379.7	379.3

Cash dividends declared per share of common stock	$0.575	$0.52
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months
	2020	2019
Net earnings	$493	$412
Other comprehensive income (loss), net of tax:
Marketable securities	—	1
Pension plans	(4)	(4)
Unrealized gains (losses) on designated hedges	(26)	(16)
Financial statement translation	13	85
Total other comprehensive income (loss), net of tax	$(17)	$66
Comprehensive income	$476	$478

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2020 First Quarter Form 10-Q

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,964	$4,337
Marketable securities	84	88
Accounts receivable, less allowance of $100 ($88 in 2019)	2,646	2,893
Inventories:
Materials and supplies	738	677
Work in process	187	178
Finished goods	2,434	2,427
Total inventories	$3,359	$3,282
Prepaid expenses and other current assets	683	760
Total current assets	$10,736	$11,360
Property, plant and equipment:
Land, buildings and improvements	1,419	1,263
Machinery and equipment	3,357	3,451
Total property, plant and equipment	$4,776	$4,714
Less accumulated depreciation	2,169	2,147
Property, plant and equipment, net	$2,607	$2,567
Goodwill	9,025	9,069
Other intangibles, net	4,107	4,227
Noncurrent deferred income tax assets	1,537	1,575
Other noncurrent assets	1,428	1,369
Total assets	$29,440	$30,167

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$736	$675
Accrued compensation	430	955
Income taxes	227	171
Dividends payable	216	213
Accrued expenses and other liabilities	1,450	1,527
Current maturities of debt	1,103	859
Total current liabilities	$4,162	$4,400
Long-term debt, excluding current maturities	9,404	10,231
Income taxes	1,026	1,068
Other noncurrent liabilities	1,733	1,661
Total liabilities	$16,325	$17,360
Shareholders' equity
Common stock, $0.10 par value	38	37
Additional paid-in capital	1,676	1,628
Retained earnings	12,024	11,748
Accumulated other comprehensive loss	(623)	(606)
Total shareholders' equity	$13,115	$12,807
Total liabilities and shareholders' equity	$29,440	$30,167

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2020 First Quarter Form 10-Q

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months
	2020	2019
Common stock shares outstanding (in millions)
Beginning	374.5	374.4
Issuance of common stock under stock compensation and benefit plans	0.9	1.3
Repurchase of common stock	—	(1.9)
Ending	375.4	373.8

Common stock
Beginning	$37	$37
Issuance of common stock under stock compensation and benefit plans	1	—
Ending	$38	$37
Additional paid-in capital
Beginning	$1,628	$1,559
Issuance of common stock under stock compensation and benefit plans	(8)	(48)
Repurchase of common stock	—	(8)
Share-based compensation	56	35
Ending	$1,676	$1,538
Retained earnings
Beginning	$11,748	$10,765
Net earnings	493	412
Repurchase of common stock	—	(299)
Cash dividends declared	(217)	(195)
Ending	$12,024	$10,683
Accumulated other comprehensive (loss) income
Beginning	$(606)	$(631)
Other comprehensive income (loss)	(17)	66
Ending	$(623)	$(565)
Total Stryker shareholders' equity	$13,115	$11,693
Non-controlling interest	—	—
Total shareholders' equity	$13,115	$11,693

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2020 First Quarter Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	2020	2019
Operating activities
Net earnings	$493	$412
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	80	76
Amortization of intangible assets	118	114
Share-based compensation	56	35
Recall charges	(6)	13
Sale of inventory stepped-up to fair value at acquisition	6	24
Changes in operating assets and liabilities:
Accounts receivable	204	50
Inventories	(122)	(139)
Accounts payable	63	(12)
Accrued expenses and other liabilities	(550)	(166)
Recall-related payments	(4)	(20)
Income taxes	84	9
Other, net	169	(83)
Net cash provided by operating activities	$591	$313
Investing activities
Acquisitions, net of cash acquired	(23)	(180)
Purchases of marketable securities	(8)	(20)
Proceeds from sales of marketable securities	12	19
Purchases of property, plant and equipment	(144)	(122)
Net cash used in investing activities	$(163)	$(303)
Financing activities
Proceeds (payments) on short-term borrowings, net	4	(12)
Payments on long-term debt	(500)	(1,341)
Dividends paid	(215)	(195)
Repurchases of common stock	—	(307)
Cash paid for taxes from withheld shares	(56)	(97)
Other financing, net	(1)	5
Net cash provided by (used in) financing activities	$(768)	$(1,947)
Effect of exchange rate changes on cash and cash equivalents	(33)	(5)
Change in cash and cash equivalents	$(373)	$(1,942)
Cash and cash equivalents at beginning of period	4,337	3,616
Cash and cash equivalents at end of period	$3,964	$1,674

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2020 First Quarter Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries (the "Company," "we," us" or "our") on March 31, 2020 and the results of operations for the three months 2020. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2019.
Certain prior year amounts have been reclassified to conform with current year presentation of segment results.
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
Accounting Pronouncements Recently Adopted
On January 1, 2020 we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses for accounts receivables, loans and other financial instruments. The adoption of this update did not have a material impact on our Consolidated Financial Statements.
NOTE 2 - REVENUE RECOGNITION
Our policies for recognizing sales have not changed from those described in our Annual Report on Form 10-K for 2019.
We disaggregate our net sales by product line and geographic location for each of our segments as we believe it best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.

Net Sales by Product Line
	Three Months
	2020	2019
Orthopaedics:
Knees	$432	$439
Hips	316	336
Trauma and Extremities	392	396
Other	82	79
	$1,222	$1,250
MedSurg:
Instruments	$513	$461
Endoscopy	455	470
Medical	587	531
Sustainability	67	65
	$1,622	$1,527
Neurotechnology and Spine:
Neurotechnology	$483	$469
Spine	261	270
	$744	$739
Total	$3,588	$3,516

Net Sales by Geography
	Three Months 2020		Three Months 2019
	United States	International	United States	International
Orthopaedics:
Knees	$322	$110	$320	$119
Hips	201	115	213	123
Trauma and Extremities	260	132	254	142
Other	69	13	63	16
	$852	$370	$850	$400
MedSurg:
Instruments	$410	$103	$365	$96
Endoscopy	364	91	376	94
Medical	454	133	416	115
Sustainability	66	1	64	1
	$1,294	$328	$1,221	$306
Neurotechnology and Spine:
Neurotechnology	$301	$182	$300	$169
Spine	196	65	208	62
	$497	$247	$508	$231
Total	$2,643	$945	$2,579	$937
Contract Assets and Liabilities
On March 31, 2020 there were no contract assets recorded on our Consolidated Balance Sheets.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $361 and $313 on March 31, 2020 and December 31, 2019.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2020	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(179)	$47	$(471)	$(606)
OCI	1	(6)	(39)	55	11
Income taxes	—	—	11	(37)	(26)
Reclassifications to:
Cost of sales	—	—	3	—	3
Other (income) expense	(1)	3	(1)	(7)	(6)
Income taxes	—	(1)	—	2	1
Net OCI	$—	$(4)	$(26)	$13	$(17)
Ending	$(3)	$(183)	$21	$(458)	$(623)

Three Months 2019	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(4)	$(137)	$50	$(540)	$(631)
OCI	1	(6)	(19)	94	70
Income taxes	—	1	6	(9)	(2)
Reclassifications to:
Cost of sales	—	—	(2)	—	(2)
Other (income) expense	—	1	—	—	1
Income taxes	—	—	(1)	—	(1)
Net OCI	$1	$(4)	$(16)	$85	$66
Ending	$(3)	$(141)	$34	$(455)	$(565)

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2020 First Quarter Form 10-Q

NOTE 4 - DERIVATIVE INSTRUMENTS
We use operational and economic hedges, foreign currency exchange forward contracts, net investment hedges (both derivative and non-derivative financial instruments) and interest rate derivative instruments to manage the impact of currency exchange and interest rate fluctuations on earnings, cash flow and equity. We do not enter into derivative instruments for speculative purposes. We are exposed to potential credit loss in the event of nonperformance by our counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum loss exposure is the asset balance of the instrument. We have not changed our hedging strategies, accounting practices or objectives from those disclosed in our Annual Report on Form 10-K for 2019.
Foreign Currency Hedges

March 2020	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$837	$1,094	$5,275	$7,206
Maximum term in days				1555
Fair value:
Other current assets	$30	$—	$100	$130
Other noncurrent assets	5	105	—	110
Other current liabilities	(2)	—	(27)	(29)
Other noncurrent liabilities	—	—	—	—
Total fair value	$33	$105	$73	$211

December 2019	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$801	$1,113	$6,174	$8,088
Maximum term in days				1646
Fair value:
Other current assets	$5	$—	$180	$185
Other noncurrent assets	1	40	—	41
Other current liabilities	(10)	—	(11)	(21)
Other noncurrent liabilities	(2)	—	—	(2)
Total fair value	$(6)	$40	$169	$203

In December 2019 and November 2018 we designated the issuance of €2,400 and €2,250 of senior unsecured notes as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries. On March 31, 2020 the total after tax gain amount in AOCI related to these designated net investment hedges was $83.
In July 2019 we entered into €1.0 billion in certain forward currency contracts and designated these as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros.
Net Currency Exchange Rate Gains (Losses)

		Three Months
Derivative instrument	Recorded in:	2020	2019
Cash Flow	Cost of sales	$(3)	$2
Net Investment	Other income (expense), net	7	—
Non-Designated	Other income (expense), net	(7)	(2)
	Total	$(3)	$—

Pretax gains (losses) on derivatives designated as cash flow of $26 and net investment hedges of $27 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense) in earnings within 12 months as of March 31, 2020. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
In conjunction with our offering of senior unsecured notes in November 2019 we terminated cash flow hedges with gross notional amounts of €600 designated as forward starting interest rate swaps of our interest rates, the impact of which will be recognized over time as a benefit within interest expense. Pretax gains recorded in AOCI related to closed interest rate hedges of $6 are expected to be reclassified to other income (expense) in earnings within 12 months of March 31, 2020.
On March 31, 2020 we had interest rate swap agreements with notional amounts of $750 designated as forward starting interest rate swaps in anticipation of future debt issuances. Pretax losses of $62 were recorded in AOCI as of March 31, 2020. Upon the probable issuance of the debt, these amounts will be released to interest expense over the term of the debt. The cash flow effect of these hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2019.
There were no significant transfers into or out of any level in 2020.

Assets Measured at Fair Value	March	December
	2020	2019
Cash and cash equivalents	$3,964	$4,337
Trading marketable securities	127	149
Level 1 - Assets	$4,091	$4,486
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$32	$32
United States agency debt securities	3	2
United States Treasury debt securities	45	49
Certificates of deposit	4	5
Total available-for-sale marketable securities	$84	$88
Foreign currency exchange forward contracts	240	226
Interest rate swap asset	—	17
Level 2 - Assets	$324	$331
Total assets measured at fair value	$4,415	$4,817

Liabilities Measured at Fair Value	March	December
	2020	2019
Deferred compensation arrangements	$127	$149
Level 1 - Liabilities	$127	$149
Foreign currency exchange forward contracts	$29	$23
Interest rate swap liability	62	—
Level 2 - Liabilities	$91	$23
Contingent consideration:
Beginning	$306	$117
Additions	—	298
Change in estimate	—	(10)
Settlements	—	(99)
Ending	$306	$306
Level 3 - Liabilities	$306	$306
Total liabilities measured at fair value	$524	$478

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2020 First Quarter Form 10-Q

Fair Value of Available for Sale Securities by Maturity
	March 2020	December 2019
Due in one year or less	$46	$50
Due after one year through three years	$38	$38

On March 31, 2020 and December 31, 2019 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income recorded in other income (expense), net, was $40 and $39 in the three months 2020 and 2019.
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
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of these matters. Based on the information that has been received, we have estimated the remaining range of probable loss related to these matters globally to be approximately $290 to $535. We have recorded charges to earnings representing the minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly, the ultimate cost related to these matters globally may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.

Leases	March	December
	2020	2019
Right-of-use assets	$393	$384
Lease liabilities, current	$89	$86
Lease liabilities, non-current	$306	$301

Other information
Weighted-average remaining lease term	5.9 years	6.2 years
Weighted-average discount rate	3.09%	3.34%
	Three Months
	2020	2019
Operating lease cost	$36	34

NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. The aggregate purchase price of our acquisitions, net of cash acquired was $23 and $308 in the three months 2020 and 2019.
In October 2019 we completed the acquisition of Mobius Imaging and Cardan Robotics for net cash consideration of $360 and future regulatory and commercial milestone payments of up to $130. Mobius Imaging is a leader in point-of-care imaging technology focused on integrating advanced imaging technologies into medical workflow. Cardan Robotics is working to develop innovative robotics and navigation technology systems for surgical and interventional radiology procedures. Mobius Imaging and Cardan Robotics (Mobius) are part of our Spine business within Neurotechnology and Spine. For income tax purposes the acquisition was treated as an asset purchase. Goodwill attributable to the acquisition is deductible for tax purposes.
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
In November 2019 we announced a definitive agreement to acquire all of the issued and outstanding ordinary shares of Wright Medical Group N.V. (Wright) for $30.75 per share, or an aggregate purchase price of approximately $5.4 billion (including convertible notes). Pursuant to the agreement, on December 13, 2019 our wholly owned subsidiary, Stryker B.V., commenced a tender offer to purchase all of the outstanding ordinary shares, par value €0.03 per share, of Wright at a price of $30.75 per share, without interest, but subject to any applicable withholding of taxes. We expect the acquisition to close in the second half of 2020, subject to the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other required approvals and clearances under applicable antitrust laws and other customary conditions. Wright is a global medical device company focused on extremities and biologics. Following closing, we plan to integrate

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2020 First Quarter Form 10-Q

Wright into our Trauma and Extremities business within Orthopaedics.
Purchase price allocations for our significant acquisitions are presented below:

Purchase Price Allocation of Acquired Net Assets
	2019
	Mobius	OrthoSpace
Tangible assets:
Accounts receivable	$3	$1
Inventory	6	1
Other assets	2	1
Contingent consideration	(4)	—
Other liabilities	(10)	(29)
Intangible assets:
Customer relationship	7	—
Developed technology and patents	59	120
In-process research and development	98	—
Non-compete agreements	9	—
Goodwill	303	114
Purchase price, net of cash acquired	$473	$208
Weighted-average life of intangible assets	12	18

The purchase price allocation for Mobius is based on preliminary valuations, primarily related to intangible assets that are subject to change within the measurement period. The purchase price allocation for OrthoSpace was finalized in 2020.

Estimated Amortization Expense
Remainder of 2020	2021	2022	2023	2024
$341	$440	$438	$417	$386

NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on March 31, 2020.
Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On March 31, 2020 there were no amounts outstanding under our commercial paper program.

Summary of Total Debt		March 2020	December 2019
Senior unsecured notes:
Rate	Due
4.375%	January 15, 2020	$—	$500
Variable	November 30, 2020	328	333
2.625%	March 15, 2021	749	749
1.125%	November 30, 2023	599	609
3.375%	May 15, 2024	588	587
0.250%	December 3, 2024	923	938
3.375%	November 1, 2025	746	746
3.500%	March 15, 2026	991	991
2.125%	November 30, 2027	815	829
3.650%	March 7, 2028	596	596
0.750%	March 1, 2029	869	884
2.625%	November 30, 2030	700	712
1.000%	December 3, 2031	809	823
4.100%	April 1, 2043	392	391
4.375%	May 15, 2044	395	395
4.625%	March 15, 2046	981	981
Other		26	26
Total debt		$10,507	$11,090
Less current maturities of debt		1,103	859
Total long-term debt		$9,404	$10,231

	March 2020	December 2019
Unamortized debt issuance costs	$56	$58
Available secured borrowing capacity	$1,403	$1,403
Fair value of senior unsecured notes	$10,904	$11,910

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
On April 30, 2020 we amended our primary credit facility. The principal change was to increase the leverage ratio financial covenant from 3.5:1 to 4.5:1 at the end of each fiscal quarter ending on or prior to June 30, 2021.
On April 30, 2020 we entered into a credit agreement that provides for up to $1,500 of borrowings in U.S. Dollars pursuant to a 364-day revolving credit facility, which matures on April 29, 2021 and is available for working capital and general corporate purposes.
NOTE 9 - INCOME TAXES
Our effective tax rates were 16.4% and 14.2% in the three months 2020 and 2019. The increase in the effective tax rate for the three months was primarily due to a lower tax benefit related to share-based compensation.
In March 2020 the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in the United States. We do not expect the provisions of the CARES Act to have a material impact on our annual effective tax rate or Consolidated Financial Statements in 2020.
NOTE 10 - SEGMENT INFORMATION

	Three Months
	2020	2019
Orthopaedics	$1,222	$1,250
MedSurg	1,622	1,527
Neurotechnology and Spine	744	739
Net sales	$3,588	$3,516
Orthopaedics	$392	$437
MedSurg	401	377
Neurotechnology and Spine	206	199
Segment operating income	$999	$1,013
Items not allocated to segments:
Corporate and other	(137)	(132)
Acquisition and integration-related charges	(37)	(138)
Amortization of intangible assets	(118)	(114)
Restructuring-related charges	(54)	(56)
Medical device regulations	(24)	(7)
Recall-related matters	6	(13)
Regulatory and legal matters	—	(25)
Consolidated operating income	$635	$528

There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2019.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2020 First Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
COVID-19 Pandemic
The COVID-19 outbreak, which has been declared a global pandemic, has led to severe disruptions in the market and the global and United States economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. A significant number of our global suppliers, vendors, distributors and manufacturing facilities are located in regions that have been affected by the pandemic, such as, among others, the United States, China, France, Germany, Switzerland and the United Kingdom. Those operations have been, and will continue to be, materially adversely affected by restrictive government and private enterprise measures implemented in response to the pandemic.
Some of our products are particularly sensitive to reductions in elective medical procedures. Elective medical procedures were suspended in the first quarter of 2020 in many of the markets where our products are marketed and sold, which negatively affected our business, cash flows, financial condition and results of operations. To the extent individuals are required to continue to de-prioritize or delay elective procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could be negatively affected.
In addition, certain of our MedSurg products, such as emergency relief beds and personal protective equipment, have experienced, and could continue to experience, higher demand as our customers focus on treating COVID-19 patients. Unpredictable increases in demand for certain of our products could exceed our capacity to meet such demand timely, which could adversely affect our customer relationships and result in negative publicity. In this regard, the accelerated development and production of products and services in an effort to address medical and other requirements as a result of the pandemic could increase the risk of regulatory enforcement actions, product defects or related claims.
Further, in an effort to increase the wider availability of needed medical and other supplies and products in response to the pandemic, governments may require us (such as under the United States Defense Production Act) to allocate manufacturing capacity in a way that adversely affects our regular operations, results in differential treatment of customers and/or adversely affects our reputation and customer relationships. It is also possible that certain of our operations are deemed non-essential and thus subject to suspension or other restrictions by government orders. We cannot predict how these changes in operations, if implemented, would affect our future operations and commercial activities as the impact of the pandemic begins to subside.
In addition, in March 2020 the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in the United States. We do not expect the provisions of the CARES Act to have a material impact on our annual effective tax rate or Consolidated Financial Statements in 2020.
Finally, the COVID-19 pandemic’s significant disruption on global financial markets may limit our ability to access capital, and the terms on which we are able to access capital may be substantially less favorable than those existing prior to the pandemic.
Overview of the Three Months
The response to the COVID-19 pandemic has included unprecedented measures to slow the spread of the virus taken by local governments and health care authorities globally, including the deferral of elective medical procedures and social contact restrictions, which have had, and we expect will continue to have, a significant negative impact on Stryker’s operations and financial results. While we reported an overall increase in unit volumes in the quarter, most of our businesses saw significant declines in the month of March 2020.
In the three months 2020 we achieved sales growth of 2.0%. Excluding the impact of acquisitions sales grew 2.4% in constant currency. We reported operating income margin of 17.7%, net earnings of $493 and net earnings per diluted share of $1.30. Excluding the impact of certain items, adjusted operating income margin contracted by 110 basis points to 24.0%, with adjusted net earnings(1) of $699 and a reduction of 2.1% in adjusted net earnings per diluted share(1).
Recent Developments
In January 2020 we repaid $500 of our senior unsecured notes with a coupon of 4.375% that were due on January 15, 2020.
In the three months 2020 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of March 31, 2020. As previously announced we intend to suspend our share repurchase program for 2020 and 2021.
On April 30, 2020 we amended our primary credit facility. The principal change was to increase the leverage ratio financial covenant from 3.5:1 to 4.5:1 at the end of each fiscal quarter ending on or prior to June 30, 2021.
On April 30, 2020 we entered into a credit agreement that provides for up to $1,500 of borrowings in U.S. Dollars pursuant to a 364-day revolving credit facility, which matures on April 29, 2021 and is available for working capital and general corporate purposes.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2020 First Quarter Form 10-Q

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months
			Percent Net Sales		Percentage
	2020	2019	2020	2019	Change
Net sales	$3,588	$3,516	100.0%	100.0%	2.0%
Gross profit	2,331	2,283	65.0	64.9	2.1
Research, development and engineering expenses	254	225	7.1	6.4	12.9
Selling, general and administrative expenses	1,330	1,403	37.1	39.9	(5.2)
Recall charges	(6)	13	(0.2)	0.4	nm
Amortization of intangible assets	118	114	3.3	3.2	3.5
Other income (expense), net	(45)	(48)	(1.3)	(1.4)	(6.3)
Income taxes	97	68			42.6
Net earnings	$493	$412	13.7%	11.7%	19.7%

Net earnings per diluted share	$1.30	$1.09			19.3%
Adjusted net earnings per diluted share(1)	$1.84	$1.88			(2.1)%

nm - not meaningful

Geographic and Segment Net Sales	Three Months
			Percentage Change
	2020	2019	As Reported	Constant Currency
Geographic:
United States	$2,643	$2,579	2.5%	2.5%
International	945	937	0.8	4.2
Total	$3,588	$3,516	2.0%	2.9%
Segment:
Orthopaedics	$1,222	$1,250	(2.1)%	(1.2)%
MedSurg	1,622	1,527	6.2	7.0
Neurotechnology and Spine	744	739	0.7	1.5
Total	$3,588	$3,516	2.0%	2.9%

Supplemental Net Sales Growth Information
	Three Months
			Percentage Change
					United States	International
	2020	2019	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$432	$439	(1.7)%	(0.8)%	0.6%	(7.8)%	(4.5)%
Hips	316	336	(5.9)	(4.8)	(5.7)	(6.4)	(3.2)
Trauma and Extremities	392	396	(0.8)	0.2	2.7	(6.9)	(4.3)
Other	82	79	4.7	5.3	9.4	(14.3)	(11.5)
	$1,222	$1,250	(2.1)%	(1.2)%	0.3%	(7.3)%	(4.3)%
MedSurg:
Instruments	$513	$461	11.1%	11.9%	12.0%	7.8%	11.4%
Endoscopy	455	470	(3.2)	(2.4)	(2.9)	(4.1)	(0.4)
Medical	587	531	10.5	11.5	9.1	15.5	20.3
Sustainability	67	65	2.8	2.8	3.1	nm	nm
	$1,622	$1,527	6.2%	7.0%	6.0%	6.9%	11.1%
Neurotechnology and Spine:
Neurotechnology	$483	$469	3.1%	4.0%	0.2%	8.1%	10.8%
Spine	261	270	(3.5)	(2.8)	(5.6)	3.3	6.4
	$744	$739	0.7%	1.5%	(2.1)%	6.8%	9.6%
Total	$3,588	$3,516	2.0%	2.9%	2.5%	0.8%	4.2%

Consolidated Net Sales
Consolidated net sales were significantly negatively impacted by the global response to the COVID-19 pandemic, resulting in lower than previously expected unit volume growth rates across all segments. Consolidated net sales increased 2.0% in the three months 2020 as reported and 2.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.9%. Excluding the 0.5% impact of acquisitions, net sales in constant currency increased by 2.8% from increased unit volume partially offset by 0.4% due to lower prices. The unit volume increase was primarily due to higher shipments of neurotechnology, medical, instruments and trauma and extremities products. In addition, preliminary estimates indicate consolidated net sales in April 2020 decreased 35% to 40% from 2019 due to the global response to the COVID-19 pandemic.

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2020 First Quarter Form 10-Q

Orthopaedics Net Sales
Orthopaedics net sales decreased 2.1% in the three months 2020 as reported and 1.2% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.9%. Net sales in constant currency decreased by 1.5% due to the deferral of elective medical procedures as part of the global response to the COVID-19 pandemic and lower prices partially offset by 0.3% from higher unit volume. The unit volume increase was primarily due to higher shipments of trauma and extremities products.
MedSurg Net Sales
MedSurg net sales increased 6.2% in the three months 2020 as reported and 7.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Excluding the 0.7% impact of acquisitions, net sales in constant currency increased by 6.0% from increased unit volume and 0.3% due to higher prices. The unit volume increase was primarily due to higher shipments of medical, instruments and sustainability solutions products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales increased 0.7% in the three months 2020 as reported and 1.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Excluding the 1.2% impact of acquisitions, net sales in constant currency increased by 0.3% from increased unit volume. The unit volume increase was primarily due to higher shipments of neurotechnology products.
Gross Profit
Gross profit was significantly negatively impacted by the global response to the COVID-19 pandemic. Gross profit as a percentage of sales in the three months 2020 increased to 65.0% from 64.9% in 2019. Excluding the impact of the items noted below, gross profit decreased to 65.3% of sales in the three months 2020 from 65.8% in 2019 primarily due to unfavorable product mix due to the deferral of elective medical procedures as part of the global response to the COVID-19 pandemic and lower selling prices, partially offset by increases due to leverage from higher sales volumes.

			Percent Net Sales
Three Months	2020	2019	2020	2019
Reported	$2,331	$2,283	65.0%	64.9%
Inventory stepped-up to fair value	6	24	0.2	0.7
Restructuring-related and other charges	4	5	0.1	0.2
Medical device regulations	1	—	—	—
Adjusted	$2,342	$2,312	65.3%	65.8%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $29 or 12.9% to 7.1% of sales in the three months 2020 from 6.4% in 2019. Excluding the impact of the items noted below, expenses increased to 6.4% of sales in 2020 from 6.2% in 2019. Projects to develop new products, investments in new technologies and integration of recent acquisitions contributed to the increased spending levels partially offset by operating expense savings actions taken during March 2020 in response to the COVID-19 pandemic that will drive lower spending in the remainder of the year.

			Percent Net Sales
Three Months	2020	2019	2020	2019
Reported	$254	$225	7.1%	6.4%
Medical device regulations	(23)	(7)	(0.7)	(0.2)
Adjusted	$231	$218	6.4%	6.2%

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $73 or 5.2% in the three months 2020 and decreased as a percentage of sales to 37.1% from 39.9% in 2019. Excluding the impact of the items noted below, expenses increased to 34.8% of sales in 2020 from 34.4% in 2019, primarily due to unfavorable business mix and foreign exchange partially offset by operating expense savings actions taken during March 2020 in response to the COVID-19 pandemic that will drive lower spending in the remainder of the year.

			Percent Net Sales
Three Months	2020	2019	2020	2019
Reported	$1,330	$1,403	37.1%	39.9%
Other acquisition and integration-related	(31)	(114)	(0.9)	(3.3)
Restructuring-related and other charges	(49)	(52)	(1.4)	(1.5)
Regulatory and legal matters	—	(25)	—	(0.7)
Adjusted	$1,250	$1,212	34.8%	34.4%
Recall Charges
Recall charges were minimal in the three months 2020 and 2019. Charges were primarily due to the previously disclosed Rejuvenate and ABGII Modular-Neck hip stems and LFIT V40 femoral head voluntary recalls. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $118 and $114 in the three months 2020 and 2019. The increase in 2020 was primarily due to our recent acquisitions. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating income was significantly negatively impacted by the global response to the COVID-19 pandemic. Operating income increased $107 or 20.3% to 17.7% of net sales in the three months 2020 from 15.0% in 2019. Excluding the impact of the items noted below, operating income decreased to 24.0% of sales in 2020 from 25.1% in 2019 primarily due to unfavorable business mix from the deferral of elective medical procedures as part of the global response to the COVID-19 pandemic, partially offset by leverage from higher sales volumes and continued focus on our operating expense savings actions that will drive lower spending in the remainder of the year.

			Percent Net Sales
Three Months	2020	2019	2020	2019
Reported	$635	$528	17.7%	15.0%
Inventory stepped-up to fair value	6	24	0.2	0.7
Other acquisition and integration-related	31	114	0.9	3.2
Amortization of purchased intangible assets	118	114	3.2	3.2
Restructuring-related and other charges	54	56	1.5	1.6
Medical device regulations	24	7	0.7	0.2
Recall-related matters	(6)	13	(0.2)	0.4
Regulatory and legal matters	—	25	—	0.8
Adjusted	$862	$881	24.0%	25.1%
Other Income (Expense), Net
Other income (expense), net was ($45) and ($48) in the three months 2020 and 2019. The improvement in 2020 was primarily due to benefits in investment income partially offset by increased interest expense driven by the additional debt from the Euro bond offering completed in December 2019.

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2020 First Quarter Form 10-Q

Income Taxes
The effective tax rates were 16.4% and 14.2% in the three months 2020 and 2019. The increase in the effective tax rate for the three months was primarily due to a lower tax benefit related to share-based compensation.
In March 2020 the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in the United States. We do not expect the provisions of the CARES Act to have a material impact on our annual effective tax rate or Consolidated Financial Statements in 2020.
Net Earnings
Earnings were significantly negatively impacted by the global response to the COVID-19 pandemic. Net earnings increased to $493 or $1.30 per diluted share in the three months 2020 from $412 or $1.09 per diluted share in 2019. Adjusted net earnings per diluted share(1) decreased 2.1% to $1.84 in 2020 from $1.88 in 2019. The impact of foreign currency exchange rates reduced net earnings per diluted share by approximately $0.02 in 2020 and $0.06 in 2019.

			Percent Net Sales
Three Months	2020	2019	2020	2019
Reported	$493	$412	13.7%	11.7%
Inventory stepped-up to fair value	5	19	0.1	0.5
Other acquisition and integration-related	24	88	0.7	2.5
Amortization of purchased intangible assets	96	91	2.7	2.6
Restructuring-related and other charges	42	50	1.2	1.5
Medical device regulations	18	6	0.5	0.2
Recall-related matters	(4)	10	(0.1)	0.3
Regulatory and legal matters	—	19	—	0.5
Tax matters	25	19	0.7	0.5
Adjusted	$699	$714	19.5%	20.3%

Non-GAAP Financial Measures
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth in constant currency; percentage organic sales growth; adjusted gross profit; adjusted selling, general and administrative expenses; adjusted research, development and engineering expenses; adjusted operating income; adjusted other income (expense), net; adjusted effective income tax rate; adjusted net earnings; and adjusted net earnings per diluted share (Diluted EPS). We believe these non-GAAP financial measures provide meaningful information to assist investors and shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current and prior year results at the same foreign currency exchange rate. To measure percentage organic sales growth, we remove the impact of changes in foreign currency exchange rates and acquisitions, which affect the comparability and trend of sales. Percentage organic sales growth is calculated by translating current year results at prior year average foreign currency exchange rates excluding the impact of acquisitions. To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. These adjustments are irregular in timing and may not be indicative of our past and future performance. The following are examples of the types of adjustments that may be included in a period:

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

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2020	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,331	$1,330	$254	$635	$(45)	$493	16.4%	$1.30
Reported percent net sales	65.0%	37.1%	7.1%	17.7%	(1.3)%	13.7%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	6	—	—	6	—	5	0.1	0.01
Other acquisition and integration-related	—	(31)	—	31	—	24	0.3	0.06
Amortization of purchased intangible assets	—	—	—	118	—	96	0.9	0.25
Restructuring-related and other charges	4	(49)	—	54	—	42	0.6	0.11
Medical device regulations	1	—	(23)	24	—	18	0.3	0.05
Recall-related matters	—	—	—	(6)	—	(4)	(0.1)	(0.01)
Regulatory and legal matters	—	—	—	—	—	—	—	—
Tax matters	—	—	—	—	—	25	(4.2)	0.07
Adjusted	$2,342	$1,250	$231	$862	$(45)	$699	14.3%	$1.84
Adjusted percent net sales	65.3%	34.8%	6.4%	24.0%	(1.3)%	19.5%

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2020 First Quarter Form 10-Q

Three Months 2019	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,283	$1,403	$225	$528	$(48)	$412	14.2%	$1.09
Reported percent net sales	64.9%	39.9%	6.4%	15.0%	(1.4)%	11.7%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	24	—	—	24	—	19	0.3	0.05
Other acquisition and integration-related	—	(114)	—	114	—	88	2.0	0.23
Amortization of purchased intangible assets	—	—	—	114	—	91	1.3	0.24
Restructuring-related and other charges	5	(52)	—	56	—	50	(0.3)	0.13
Medical device regulations	—	—	(7)	7	—	6	0.1	0.01
Recall-related matters	—	—	—	13	—	10	0.3	0.03
Regulatory and legal matters	—	(25)	—	25	—	19	0.4	0.05
Tax matters	—	—	—	—	—	19	(3.9)	0.05
Adjusted	$2,312	$1,212	$218	$881	$(48)	$714	14.4%	$1.88
Adjusted percent net sales	65.8%	34.4%	6.2%	25.1%	(1.4)%	20.3%

FINANCIAL CONDITION AND LIQUIDITY

Three Months	2020	2019
Net cash provided by operating activities	$591	$313
Net cash used in investing activities	(163)	(303)
Net cash provided by (used in) financing activities	(768)	(1,947)
Effect of exchange rate changes on cash and cash equivalents	(33)	(5)
Change in cash and cash equivalents	$(373)	$(1,942)
Operating Activities
Cash provided by operating activities was $591 and $313 in the three months 2020 and 2019. The increase was primarily due to increases in cash provided by working capital, primarily accounts receivable collections, accounts payable due to timing of payments and higher net earnings.
Investing Activities
Cash used in investing activities was $163 and $303 in the three months 2020 and 2019. The decrease in cash used was primarily due to decreased payments for acquisitions in 2020.
Financing Activities
Cash used in financing activities was $768 and $1,947 in the three months 2020 and 2019. The decrease in cash used was primarily driven by the repayment of $500 of debt upon maturity in January 2020 compared to repayments of $1,341 of debt in the first quarter of 2019, along with the suspension of share repurchases.

Three Months	2020	2019
Total dividends paid to common shareholders	$215	$195
Total amount paid to repurchase common stock	$—	$307
Shares of repurchased common stock (in millions)	—	1.9
Liquidity
Cash, cash equivalents and marketable securities were $4,048 and $4,425 on March 31, 2020 and December 31, 2019. Current assets exceeded current liabilities by $6,574 and $6,960 on March 31, 2020 and December 31, 2019. Despite the impact from the COVID-19 pandemic, we anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper, existing credit lines and capital expenditure and operating expense reductions. We maintain a revolving credit facility with $1.5 billion of committed capital which expires in August 2023 and a $1.5 billion unsecured revolving credit facility that matures on April 29, 2021.
We have a well-positioned balance sheet and liquidity profile to manage these disruptions for the foreseeable future. We raised funds in the capital markets in 2019 and 2018 and may continue to do so from time to time. We continue to have strong investment-

grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 23% on March 31, 2020 compared to 25% on December 31, 2019. We intend to use this cash to sustain operations during our response to the COVID-19 pandemic.
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for 2019.
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
FORWARD-LOOKING STATEMENTS
This report contains statements referring to us that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "goal," "strategy" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict, including uncertainties related to the impact of the COVID-19 pandemic on our operations and financial results. Therefore, actual results could differ materially and adversely from these forward-looking

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2020 First Quarter Form 10-Q

statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for 2019 and in Part II, Item 1. "Risk Factors" on this Form 10-Q. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for 2019. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions or circumstances on which those expectations may be based, or that affect the likelihood that actual results will differ from those contained in the forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We consider our greatest potential areas of market risk exposure to be exchange rate risk and the impacts of the COVID-19 pandemic on our operations and financial results. Quantitative and qualitative disclosures about exchange rate risk are included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for 2019. There were no material changes from the information provided therein. We are not able to quantify the impacts of the COVID-19 pandemic on our financial results. Qualitative disclosures about the COVID-19 pandemic are included in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A "Risk Factors" of this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on March 31, 2020. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial reporting during the three months 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
Except with respect to the new and/or updated risk factors set forth below, we are not aware of any material changes to the risk factors included in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.
New Risk Factors
The COVID-19 pandemic has materially adversely affected, and is expected to continue to materially adversely affect, our operations, supply chain, manufacturing, product distribution and other business activities: The COVID-19 outbreak, which has been declared a global pandemic, has led to severe disruptions in the market and the global and United States economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. A significant number of our global suppliers, vendors, distributors and manufacturing facilities are located in regions that have been affected by the pandemic, such as, among others, the United States, China, France, Germany, Switzerland and the United Kingdom. Those operations have been, and will continue to be, materially affected by restrictive government measures implemented in response to the pandemic. For example, some of our distributors and indirect channels in Asia are currently unable to distribute our products or provide required services due to direct governmental action or indirect consequences of the pandemic. Any delay or shortage in the supply of components or materials or delay in delivering our products may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales and profitability.
In addition, the pandemic could adversely impact our ability to retain key employees and the continued service and availability of skilled personnel necessary to run our complex productions, as well as our executive officers and other members of our management team, third-party suppliers, manufacturers, distributors and vendors. To the extent our management or other personnel are impacted in significant numbers by the pandemic and are not available to perform their job duties, we could experience delays in, or the suspension of, our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions. Moreover, the actions we take to mitigate the effect of the pandemic on our workforce could reduce the efficiency of our operations or prove insufficient. The extent of the pandemic’s effect on our business will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict. We are not able at this time to estimate with certainty the effect of these and other unforeseen factors on our business, but the adverse impact on our business, cash flows, financial condition and results of operations could be material. A prolonged impact of COVID-19 also could heighten many of the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity: The COVID-19 pandemic’s significant disruption on global financial markets may limit our ability to access capital, and the terms on which we are able to access capital may be substantially less favorable than those existing prior to the pandemic. In 2020 we will require additional debt financing to finance our pending acquisition of Wright Medical, fund our operations and refinance existing debt. If we are not able to access capital at a time and on terms acceptable to us, we may encounter difficulty funding our business requirements including debt repayments when they become due. Changes in our credit ratings issued by nationally recognized credit rating agencies could also adversely affect our access to and cost of financing. In addition, we could experience loss of sales and profits due to delayed payments or insolvency of healthcare professionals, hospitals and other customers and suppliers facing liquidity issues. As a result, we may be compelled to take additional measures to preserve our cash flow, including through the reduction of operating expenses or suspension of dividend payments, at least until the consequences of the pandemic subside.
We have experienced, and may continue to experience, a significant and unpredictable need to adjust our operations as market demand for certain of our products has shifted and

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

continues to shift or as may be mandated by governmental authorities in response to the COVID-19 pandemic: Some of our products are particularly sensitive to reductions in elective medical procedures. Elective medical procedures were suspended in the first quarter of 2020 in many of the markets where our products are marketed and sold, which negatively affected our business, cash flows, financial condition and results of operations. It is not possible to predict the exact timing of a broad resumption of elective medical procedures and, to the extent individuals are required to continue to de-prioritize, delay or cancel elective procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could be negatively affected.
In addition, our products in certain divisions, such as Medical, have experienced, and could continue to experience, higher demand as our customers focus on treating COVID-19 patients. Unpredictable increases in demand for certain of our products could exceed our capacity to meet such demand timely, which could adversely affect our customer relationships and result in negative publicity. In this regard, the accelerated development and production of products and services in an effort to address medical and other requirements as a result of the pandemic could increase the risk of regulatory enforcement actions, product defects or related claims.
Further, in an effort to increase the wider availability of needed medical and other supplies and products in response to the pandemic, governments may require us (such as under the United States Defense Production Act) to allocate manufacturing capacity in a way that adversely affects our regular operations, results in differential treatment of customers and/or adversely affects our reputation and customer relationships. It is also possible that certain of our operations are deemed non-essential and thus subject to suspension or other restrictions by government orders. We cannot predict how these changes in operations, if implemented, would affect our future operations and commercial activities as the impact of the pandemic begins to subside.
Updated Risk Factors
We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements: We are exposed to potential product liability risks inherent in the design, manufacture and marketing of medical devices, many of which are implanted in the human body for long periods of time or indefinitely. We may be exposed to additional potential product liability risks related to products designed, manufactured and marketed in response to the COVID-19 pandemic, including discretionary products and products permitted under the Emergency Use Authorization granted by the FDA. We are currently defendants in a number of product liability matters, including those relating to our Rejuvenate and ABGII Modular-Neck hip stems and LFIT Anatomic CoCr V40 Femoral Heads discussed in Note 7 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. These matters are subject to many uncertainties and outcomes are not predictable. In addition, we may incur significant legal expenses regardless of whether we are found to be liable. We are self-insured for product liability-related claims and expenses.
We may be unable to maintain adequate working relationships with healthcare professionals: We seek to maintain close working relationships with respected physicians and medical personnel in healthcare organizations such as hospitals and universities who assist in product research and development. We rely on these professionals to assist us in the development and improvement of proprietary products. As a result of the COVID-19 pandemic, our access to these professionals has been limited as hospitals have restricted access for non-patients, including our research and development specialists and other employees, and governmental authorities have imposed travel restrictions, shutdowns or similar measures, which has adversely affected our ability to develop, market and sell products. If we are unable to maintain these relationships, our ability to develop, market and sell new and improved products could be further adversely affected.
We rely on indirect distribution channels and major distributors that are independent of Stryker: In many markets, we rely on indirect distribution channels to market, distribute, and sell our products. These indirect channels often are the main point of contact for the healthcare professional and healthcare organization customers who buy and use our products. Our ability to market, distribute, and sell our products through indirect channels has been adversely affected as a result of precautionary responses to the COVID-19 pandemic, including travel restrictions, suspension and shutdown orders and other measures intended to limit person-to-person contact. Our ability to continue to market, distribute, and sell our products may be at risk if the indirect channels become insolvent, choose to sell competitive products, choose to stop selling medical technology, or are subject to new or additional government regulation, whether related to the COVID-19 pandemic or for unrelated reasons.
We are subject to additional risks associated with our extensive global operations: We develop, manufacture and distribute our products globally. Our global operations are subject to risks and potential costs, including changes in reimbursement, changes in regulatory requirements, differing local product preferences and product requirements, diminished protection of intellectual property in some countries, tariffs and other trade protection measures, international trade disputes and import or export requirements, difficulty in staffing and managing foreign operations, introduction of new internal business structures and programs, political and economic instability (such as the United Kingdom's exit from the European Union, commonly referred to as "Brexit"), and disruptions of transportation due to a global pandemic of contagious diseases like COVID-19 or otherwise, such as reduced availability of air transport, port closures, increased border controls or closures, increased transportation costs and increased security threats to our supply chain. Our business could be adversely impacted if we are unable to successfully manage these and other risks of global operations in an increasingly volatile environment.
We may incur goodwill impairment charges related to one or more of our business units: We perform our annual impairment test for goodwill in the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In evaluating the potential for impairment we make assumptions regarding revenue projections, growth rates, cash flows, tax rates and discount rates. These assumptions are uncertain and by nature may vary from actual results. A significant reduction in the estimated fair values could result in impairment charges. We believe that the impact of the COVID-19 pandemic will negatively affect certain key assumptions used in our analysis; however, we will need to assess the extent and nature of the long-term impacts to determine if we may be required to record charges for impairments in the future. At this time, it remains uncertain whether and to what extent we will need to record charges for impairments as a result of the ongoing pandemic.
We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers: We rely extensively on

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

information technology (IT) systems to conduct business. In addition, we rely on networks and services, including internet sites, cloud and SaaS solutions, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and product offerings, as well as the confidentiality, availability and integrity of our data. A security breach, whether of our products, of our customers’ network security and systems or of third-party hosting services, could impact the use of such products and the security of information stored therein. While we have made investments seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. In addition, a greater number of our employees working remotely during the COVID-19 pandemic may expose us to greater risks related to cybersecurity and cyber-liability. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 7,578 shares of our common stock in the three months 2020 as performance incentive awards to employees. These shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the three months 2020 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of March 31, 2020.

ITEM 5.	OTHER INFORMATION
Amendment to 2016 Credit Agreement
On April 30, 2020 Stryker Corporation, and certain of its subsidiaries as designated borrowers, amended its Credit Agreement, dated as of August 19, 2016, with various lenders and Bank of America, N.A., as administrative agent (the "2016 Credit Agreement"). The principal changes were to (1) increase the maximum permitted leverage ratio under the leverage ratio financial covenant from 3.5:1 to 4.5:1 at the end of any fiscal quarter of the Company ending after March 31, 2020 but on or prior to June 30, 2021, (2) allow the Company to increase the maximum permitted leverage ratio by 0.5 to 1.0 during an acquisition holiday, which the Company is permitted to elect under the 2016 Credit Agreement no more than twice during the term of the 2016 Credit Agreement for a period of four consecutive fiscal quarters in connection with the consummation of certain material acquisitions and (3) make certain amendments to the 2016 Credit Agreement to address recent developments in applicable law and regulations governing financial institutions. The foregoing summary is qualified in its entirety by the terms of Amendment No. 1, dated as of April 30, 2020, to the 2016 Credit Agreement, a copy of which is filed as Exhibit 10(i) hereto and is incorporated herein by reference.
364-Day Credit Agreement
On April 30, 2020 Stryker Corporation entered into a Credit Agreement with various lenders and Bank of America, N.A., as administrative agent (the "364-Day Credit Agreement"). The principal terms of the 364-Day Credit Agreement are: (1) an aggregate principal amount of commitments of $1.5 billion, (2) a maturity date of April 29, 2021 and (3) a leverage ratio financial covenant that provides for a maximum permitted leverage ratio of 4.5:1 at the end of any fiscal quarter, with an acquisition holiday no more than twice during the term of the 364-Day Credit Agreement that permits the Company to elect to increase the maximum permitted leverage ratio by 0.5 to 1.0 for a period of four consecutive fiscal quarters in connection with the consummation of certain material acquisitions. The representations and warranties, covenants and events of default contained in the 364-Day Credit Agreement are substantially the same as those contained in the 2016 Credit Agreement, as amended. The 364‑Day Credit Agreement has an annual facility fee ranging from 20 to 40 basis points and bears interest at the LIBOR Rate, as defined in the 364-Day Credit Agreement, plus an applicable margin ranging from 105 to 135 basis points, with a 0.75% LIBOR floor. Both the facility fee and the applicable margin are dependent on the Company’s credit ratings. The foregoing summary is qualified in its entirety by the terms of the 364-Day Credit Agreement, a copy of which is filed as Exhibit 10(ii) hereto and is incorporated herein by reference.

ITEM 6.	EXHIBITS

10(i) †
Amendment No. 1, dated as of April 30, 2020, to Credit Agreement, dated as of August 19, 2016, among Stryker Corporation and certain of its subsidiaries, as designated borrowers; the lenders party thereto; and Bank of America, N.A., as administrative agent.

10(ii) †	Credit Agreement, dated as of April 30, 2020, among Stryker Corporation as borrower; the lenders party thereto; and Bank of America, N.A., as administrative agent.
31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a)
31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a)
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
† Filed with this Form 10-Q
* Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2020 First Quarter Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	May 1, 2020	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chairman and Chief Executive Officer

Date:	May 1, 2020	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

17