Form 10-Q
period 2020-06-30
STRYKER CORP
filed 2020-07-31
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 375,605,813 shares of Common Stock, $0.10 par value, on June 30, 2020.

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (Unaudited)

	Three Months		Six Months
	2020	2019	2020	2019
Net sales	$2,764	$3,650	$6,352	$7,166
Cost of sales	1,216	1,270	2,473	2,503
Gross profit	$1,548	$2,380	$3,879	$4,663
Research, development and engineering expenses	233	246	487	471
Selling, general and administrative expenses	1,225	1,282	2,555	2,685
Recall charges	—	117	(6)	130
Amortization of intangible assets	110	122	228	236
Total operating expenses	$1,568	$1,767	$3,264	$3,522
Operating income (loss)	$(20)	$613	$615	$1,141
Other income (expense), net	(67)	(48)	(112)	(96)
Earnings (loss) before income taxes	$(87)	$565	$503	$1,045
Income taxes	(4)	85	93	153
Net earnings (loss)	$(83)	$480	$410	$892

Net earnings (loss) per share of common stock:
Basic	$(0.22)	$1.29	$1.09	$2.39
Diluted	$(0.22)	$1.26	$1.08	$2.35

Weighted-average shares outstanding (in millions):
Basic	375.5	373.9	375.1	373.6
Effect of dilutive employee stock compensation	—	5.6	4.8	5.8
Diluted	375.5	379.5	379.9	379.4

Cash dividends declared per share of common stock	$0.575	$0.52	$1.15	$1.04
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were 4.3 for the three months 2020 and de minimis in all other periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months		Six Months
	2020	2019	2020	2019
Net earnings (loss)	$(83)	$480	$410	$892
Other comprehensive income (loss), net of tax:
Marketable securities	—	—	—	1
Pension plans	(4)	(7)	(8)	(11)
Unrealized gains (losses) on designated hedges	(30)	3	(56)	(13)
Financial statement translation	(58)	(61)	(45)	24
Total other comprehensive income (loss), net of tax	$(92)	$(65)	$(109)	$1
Comprehensive income (loss)	$(175)	$415	$301	$893

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,539	$4,337
Marketable securities	80	88
Accounts receivable, less allowance of $114 ($88 in 2019)	2,203	2,893
Inventories:
Materials and supplies	785	677
Work in process	158	178
Finished goods	2,499	2,427
Total inventories	$3,442	$3,282
Prepaid expenses and other current assets	537	760
Total current assets	$12,801	$11,360
Property, plant and equipment:
Land, buildings and improvements	1,445	1,263
Machinery and equipment	3,330	3,451
Total property, plant and equipment	$4,775	$4,714
Less accumulated depreciation	2,248	2,147
Property, plant and equipment, net	$2,527	$2,567
Goodwill	9,074	9,069
Other intangibles, net	4,012	4,227
Noncurrent deferred income tax assets	1,570	1,575
Other noncurrent assets	1,499	1,369
Total assets	$31,483	$30,167

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$635	$675
Accrued compensation	528	955
Income taxes	214	171
Dividends payable	216	213
Accrued expenses and other liabilities	1,702	1,527
Current maturities of debt	1,110	859
Total current liabilities	$4,405	$4,400
Long-term debt, excluding current maturities	11,811	10,231
Income taxes	990	1,068
Other noncurrent liabilities	1,523	1,661
Total liabilities	$18,729	$17,360
Shareholders' equity
Common stock, $0.10 par value	38	37
Additional paid-in capital	1,706	1,628
Retained earnings	11,725	11,748
Accumulated other comprehensive loss	(715)	(606)
Total shareholders' equity	$12,754	$12,807
Total liabilities and shareholders' equity	$31,483	$30,167

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months		Six Months
	2020	2019	2020	2019
Common stock shares outstanding (in millions)
Beginning	375.4	373.8	374.5	374.4
Issuance of common stock under stock compensation and benefit plans	0.2	0.3	1.1	1.6
Repurchase of common stock	—	—	—	(1.9)
Ending	375.6	374.1	375.6	374.1

Common stock
Beginning	$38	$37	$37	$37
Issuance of common stock under stock compensation and benefit plans	—	—	1	—
Ending	$38	$37	$38	$37
Additional paid-in capital
Beginning	$1,676	$1,538	$1,628	$1,559
Issuance of common stock under stock compensation and benefit plans	—	3	(8)	(45)
Repurchase of common stock	—	—	—	(8)
Share-based compensation	30	28	86	63
Ending	$1,706	$1,569	$1,706	$1,569
Retained earnings
Beginning	$12,024	$10,683	$11,748	$10,765
Net earnings (loss)	(83)	480	410	892
Repurchase of common stock	—	—	—	(299)
Cash dividends declared	(216)	(196)	(433)	(391)
Ending	$11,725	$10,967	$11,725	$10,967
Accumulated other comprehensive (loss) income
Beginning	$(623)	$(565)	$(606)	$(631)
Other comprehensive income (loss)	(92)	(65)	(109)	1
Ending	$(715)	$(630)	$(715)	$(630)
Total Stryker shareholders' equity	$12,754	$11,943	$12,754	$11,943
Non-controlling interest	—	—	—	—
Total shareholders' equity	$12,754	$11,943	$12,754	$11,943

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	2020	2019
Operating activities
Net earnings	$410	$892
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	163	153
Amortization of intangible assets	228	236
Asset impairments	161	—
Share-based compensation	86	63
Recall charges	(6)	130
Sale of inventory stepped-up to fair value at acquisition	9	38
Changes in operating assets and liabilities:
Accounts receivable	671	(72)
Inventories	(181)	(285)
Accounts payable	(34)	(16)
Accrued expenses and other liabilities	(375)	(76)
Recall-related payments	(12)	(34)
Income taxes	(39)	(86)
Other, net	130	(116)
Net cash provided by operating activities	$1,211	$827
Investing activities
Acquisitions, net of cash acquired	(26)	(260)
Purchases of marketable securities	(23)	(37)
Proceeds from sales of marketable securities	31	34
Purchases of property, plant and equipment	(253)	(287)
Other investing, net	(9)	—
Net cash used in investing activities	$(280)	$(550)
Financing activities
Proceeds (payments) on short-term borrowings, net	8	6
Proceeds from issuance of long-term debt	2,293	—
Payments on long-term debt	(500)	(1,341)
Dividends paid	(431)	(390)
Repurchases of common stock	—	(307)
Cash paid for taxes from withheld shares	(68)	(111)
Other financing, net	(14)	8
Net cash provided by (used in) financing activities	$1,288	$(2,135)
Effect of exchange rate changes on cash and cash equivalents	(17)	(4)
Change in cash and cash equivalents	$2,202	$(1,862)
Cash and cash equivalents at beginning of period	4,337	3,616
Cash and cash equivalents at end of period	$6,539	$1,754

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," us" or "our") on June 30, 2020 and the results of operations for the three and six months 2020. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2019.
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

Net Sales by Product Line
	Three Months		Six Months
	2020	2019	2020	2019
Orthopaedics:
Knees	$241	$440	$673	$879
Hips	216	343	532	679
Trauma and Extremities	330	394	722	790
Other	107	96	189	175
	$894	$1,273	$2,116	$2,523
MedSurg:
Instruments	$328	$504	$841	$965
Endoscopy	316	480	771	950
Medical	632	542	1,219	1,073
Sustainability	48	75	115	140
	$1,324	$1,601	$2,946	$3,128
Neurotechnology and Spine:
Neurotechnology	$369	$484	$852	$953
Spine	177	292	438	562
	$546	$776	$1,290	$1,515
Total	$2,764	$3,650	$6,352	$7,166

Net Sales by Geography
	Three Months 2020		Three Months 2019
	United States	International	United States	International
Orthopaedics:
Knees	$179	$62	$324	$116
Hips	140	76	219	124
Trauma and Extremities	208	122	252	142
Other	96	11	79	17
	$623	$271	$874	$399
MedSurg:
Instruments	$249	$79	$399	$105
Endoscopy	253	63	383	97
Medical	454	178	430	112
Sustainability	48	—	75	—
	$1,004	$320	$1,287	$314
Neurotechnology and Spine:
Neurotechnology	$211	$158	$313	$171
Spine	128	49	221	71
	$339	$207	$534	$242
Total	$1,966	$798	$2,695	$955

Net Sales by Geography
	Six Months 2020		Six Months 2019
	United States	International	United States	International
Orthopaedics:
Knees	$501	$172	$644	$235
Hips	341	191	432	247
Trauma and Extremities	468	254	506	284
Other	165	24	142	33
	$1,475	$641	$1,724	$799
MedSurg:
Instruments	$659	$182	$764	$201
Endoscopy	617	154	759	191
Medical	908	311	846	227
Sustainability	114	1	139	1
	$2,298	$648	$2,508	$620
Neurotechnology and Spine:
Neurotechnology	$512	$340	$613	$340
Spine	324	114	429	133
	$836	$454	$1,042	$473
Total	$4,609	$1,743	$5,274	$1,892
Contract Assets and Liabilities
On June 30, 2020 there were no contract assets recorded on our Consolidated Balance Sheets.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $379 and $313 on June 30, 2020 and December 31, 2019.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2020	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(183)	$21	$(458)	$(623)
OCI	(1)	(8)	(33)	(91)	(133)
Income taxes	—	2	8	39	49
Reclassifications to:
Cost of sales	—	—	(3)	—	(3)
Other (income) expense	1	3	(2)	(7)	(5)
Income taxes	—	(1)	—	1	—
Net OCI	$—	$(4)	$(30)	$(58)	$(92)
Ending	$(3)	$(187)	$(9)	$(516)	$(715)

Three Months 2019	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(141)	$34	$(455)	$(565)
OCI	—	(10)	3	(66)	(73)
Income taxes	—	2	2	5	9
Reclassifications to:
Cost of sales	—	—	—	—	—
Other (income) expense	—	2	—	—	2
Income taxes	—	(1)	(2)	—	(3)
Net OCI	$—	$(7)	$3	$(61)	$(65)
Ending	$(3)	$(148)	$37	$(516)	$(630)

Six Months 2020	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(179)	$47	$(471)	$(606)
OCI	—	(14)	(72)	(36)	(122)
Income taxes	—	2	19	2	23
Reclassifications to:
Cost of sales	—	—	—	—	—
Other (income) expense	—	6	(3)	(14)	(11)
Income taxes	—	(2)	—	3	1
Net OCI	$—	$(8)	$(56)	$(45)	$(109)
Ending	$(3)	$(187)	$(9)	$(516)	$(715)

Six Months 2019	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(4)	$(137)	$50	$(540)	$(631)
OCI	1	(16)	(16)	28	(3)
Income taxes	—	3	8	(4)	7
Reclassifications to:
Cost of sales	—	—	(2)	—	(2)
Other (income) expense	—	3	—	—	3
Income taxes	—	(1)	(3)	—	(4)
Net OCI	$1	$(11)	$(13)	$24	$1
Ending	$(3)	$(148)	$37	$(516)	$(630)

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
Foreign Currency Hedges

June 2020	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$639	$1,124	$5,336	$7,099
Maximum term in days				1464
Fair value:
Other current assets	$9	$—	$15	$24
Other noncurrent assets	1	85	—	86
Other current liabilities	(2)	—	(88)	(90)
Other noncurrent liabilities	—	—	—	—
Total fair value	$8	$85	$(73)	$20

December 2019	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$801	$1,113	$6,174	$8,088
Maximum term in days				1646
Fair value:
Other current assets	$5	$—	$180	$185
Other noncurrent assets	1	40	—	41
Other current liabilities	(10)	—	(11)	(21)
Other noncurrent liabilities	(2)	—	—	(2)
Total fair value	$(6)	$40	$169	$203

In December 2019 and November 2018 we designated the issuance of €2,400 and €2,250 of senior unsecured notes as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries. On June 30, 2020 the total after tax gain (loss) amount in AOCI related to these designated net investment hedges was ($23).
In July 2019 we entered into €1.0 billion in certain forward currency contracts and designated these as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros.
Net Currency Exchange Rate Gains (Losses)

		Three Months		Six Months
Derivative instrument	Recorded in:	2020	2019	2020	2019
Cash Flow	Cost of sales	$3	$—	$—	$2
Net Investment	Other income (expense), net	7	—	14	—
Non-Designated	Other income (expense), net	(2)	(2)	(9)	(4)
	Total	$8	$(2)	$5	$(2)

Pretax gains (losses) on derivatives designated as cash flow of $9 and net investment hedges of $27 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense) in earnings within 12 months as of June 30, 2020. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
In conjunction with our offerings of senior unsecured notes in December 2019 and June 2020 we terminated cash flow hedges with gross notional amounts of €600 and $500 designated as forward starting interest rate swaps of our interest rates, the impact

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

of which will be recognized over time within interest expense. Pretax gains recorded in AOCI related to closed interest rate hedges of $6 are expected to be reclassified to other income (expense) in earnings within 12 months of June 30, 2020.
On June 30, 2020 we had interest rate swap agreements with notional amounts of $750 designated as forward starting interest rate swaps in anticipation of future debt issuances. Pretax losses of $69 were recorded in AOCI as of June 30, 2020. Upon the probable issuance of the debt, these amounts will be released to interest expense over the term of the debt. The cash flow effect of these hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2019.
There were no significant transfers into or out of any level in 2020.

Assets Measured at Fair Value	June	December
	2020	2019
Cash and cash equivalents	$6,539	$4,337
Trading marketable securities	144	149
Level 1 - Assets	$6,683	$4,486
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$35	$32
United States agency debt securities	4	2
United States Treasury debt securities	39	49
Certificates of deposit	2	5
Total available-for-sale marketable securities	$80	$88
Foreign currency exchange forward contracts	110	226
Interest rate swap asset	—	17
Level 2 - Assets	$190	$331
Total assets measured at fair value	$6,873	$4,817

Liabilities Measured at Fair Value	June	December
	2020	2019
Deferred compensation arrangements	$144	$149
Level 1 - Liabilities	$144	$149
Foreign currency exchange forward contracts	$90	$23
Interest rate swap liability	69	—
Level 2 - Liabilities	$159	$23
Contingent consideration:
Beginning	$306	$117
Additions	—	298
Change in estimate	—	(10)
Settlements	(22)	(99)
Ending	$284	$306
Level 3 - Liabilities	$284	$306
Total liabilities measured at fair value	$587	$478

Fair Value of Available for Sale Securities by Maturity
	June 2020	December 2019
Due in one year or less	$41	$50
Due after one year through three years	$39	$38

On June 30, 2020 and December 31, 2019 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income recorded in other income (expense), net, was $25 and $34 in the three months and $65 and $73 in the six months 2020 and 2019.
Our investments in available-for-sale marketable securities had a minimum credit quality rating of A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

NOTE 6 - CONTINGENCIES AND COMMITMENTS
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters, the most significant of which are more fully described below. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages as well as other compensatory and equitable relief that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management had sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect future operating results. We are self-insured for product liability claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
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
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of these matters. Based on the information that has been received, we have estimated the remaining range of probable loss related to these matters globally to be approximately $290 to $520. We have recorded charges to earnings representing the minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly, the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

Leases	June	December
	2020	2019
Right-of-use assets	$406	$384
Lease liabilities, current	$92	$86
Lease liabilities, non-current	$320	$301

Other information
Weighted-average remaining lease term	5.7 years	6.2 years
Weighted-average discount rate	3.03%	3.34%

	Three Months		Six Months
	2020	2019	2020	2019
Operating lease cost	$31	34	67	68

NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. The aggregate purchase price of our acquisitions, net of cash acquired was $26 and $425 in the six months 2020 and 2019.
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

Estimated Amortization Expense
Remainder of 2020	2021	2022	2023	2024
$230	$442	$437	$419	$388

NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on June 30, 2020.
Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On June 30, 2020 there were no amounts outstanding under our commercial paper program.

Summary of Total Debt		June 2020	December 2019
Senior unsecured notes:
Rate	Due
4.375%	January 15, 2020	$—	$500
Variable	November 30, 2020	337	333
2.625%	March 15, 2021	749	749
1.125%	November 30, 2023	616	609
3.375%	May 15, 2024	589	587
0.250%	December 3, 2024	948	938
1.150%	June 15, 2025	644	—
3.375%	November 1, 2025	747	746
3.500%	March 15, 2026	991	991
2.125%	November 30, 2027	837	829
3.650%	March 7, 2028	596	596
0.750%	March 1, 2029	893	884
1.950%	June 15, 2030	988	—
2.625%	November 30, 2030	720	712
1.000%	December 3, 2031	832	823
4.100%	April 1, 2043	392	391
4.375%	May 15, 2044	395	395
4.625%	March 15, 2046	981	981
2.900%	June 15, 2050	641	—
Other		25	26
Total debt		$12,921	$11,090
Less current maturities of debt		1,110	859
Total long-term debt		$11,811	$10,231

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

	June 2020	December 2019
Unamortized debt issuance costs	$74	$58
Available secured borrowing capacity	$2,904	$1,403
Fair value of senior unsecured notes	$13,984	$11,910

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
On April 30, 2020 we entered into a credit agreement that provides for up to $1,500 of borrowings in United States Dollars pursuant to a 364-day revolving credit facility, which matures on April 29, 2021 and is available for working capital and general corporate purposes.
In June 2020 we issued $650 of senior unsecured notes with a fixed interest rate of 1.150% due on June 15, 2025, $1,000 of senior unsecured notes with a fixed interest rate of 1.950% due on June 15, 2030 and $650 of senior unsecured notes with a fixed interest rate of 2.900% due on June 15, 2050. The 2025 and 2030 notes are subject to a special mandatory redemption feature in which we will be required to redeem the notes in whole at a price equal to 101% of the aggregate principal amount plus accrued and unpaid interest if we do not consummate the Wright tender offer on or before February 4, 2021.
NOTE 9 - INCOME TAXES
Our effective tax rates were 4.6% and 15.0% in the three months and 18.5% and 14.6% in the six months 2020 and 2019. The changes in the effective tax rates were primarily due to pre-tax losses and a change in geographic profit mix for the three months and a favorable audit settlement recorded in 2019 for the six months.
In March 2020 the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in the United States. We do not expect the provisions of the CARES Act to have a material impact on our annual effective tax rate or Consolidated Financial Statements in 2020.

NOTE 10 - SEGMENT INFORMATION

	Three Months		Six Months
	2020	2019	2020	2019
Orthopaedics	$894	$1,273	$2,116	$2,523
MedSurg	1,324	1,601	2,946	3,128
Neurotechnology and Spine	546	776	1,290	1,515
Net sales	$2,764	$3,650	$6,352	$7,166
Orthopaedics	$163	$448	$555	$885
MedSurg	237	399	634	771
Neurotechnology and Spine	75	219	285	423
Segment operating income	$475	$1,066	$1,474	$2,079
Items not allocated to segments:
Corporate and other	(130)	(122)	(267)	(254)
Acquisition and integration-related charges	(19)	(53)	(56)	(191)
Amortization of intangible assets	(110)	(122)	(228)	(236)
Restructuring-related and other charges	(209)	(42)	(263)	(98)
Medical device regulations	(22)	(12)	(46)	(19)
Recall-related matters	—	(117)	6	(130)
Regulatory and legal matters	(5)	15	(5)	(10)
Consolidated operating income (loss)	$(20)	$613	$615	$1,141

There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2019.
NOTE 11 - ASSET IMPAIRMENTS
The significant negative impact the COVID-19 pandemic has had on Stryker’s operations and financial results has led to the decision to suspend certain in-process investments resulting in charges of $189 to impair certain long-lived assets (primarily the portion of our investment in a new global ERP system that was in-process of being developed for future deployment) and product line and other exit costs in the three months 2020. These charges are included in cost of sales and selling, general and administrative expenses.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT STRYKER
Stryker is one of the world's leading medical technology companies and, together with our customers, we are driven to make healthcare better. We offer innovative products and services in Orthopaedics, Medical and Surgical, and Neurotechnology and Spine that help improve patient and hospital outcomes.
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
Some of our products are particularly sensitive to reductions in deferrable medical procedures. Deferrable medical procedures were suspended in the first quarter of 2020 in many of the markets where our products are marketed and sold, which negatively affected our business, cash flows, financial condition and results of operations. To the extent individuals are required to continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could be negatively affected.
In addition, certain of our MedSurg products, such as personal protective equipment, have experienced, and could continue to experience, higher demand as our customers focus on treating COVID-19 patients. Unpredictable increases in demand for certain of our products could exceed our capacity to meet such demand timely, which could adversely affect our customer relationships and result in negative publicity. In this regard, the accelerated development and production of products and services in an effort to address medical and other requirements as a result of the pandemic could increase the risk of regulatory enforcement actions, product defects or related claims.
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
Overview of the Three and Six Months
The response to the COVID-19 pandemic has included unprecedented measures to slow the spread of the virus taken by local governments and health care authorities globally, including the postponement of deferrable medical procedures and social contact restrictions, which have had, and we expect will continue to have, a significant negative impact on Stryker’s operations and financial results. While we reported overall decreased unit volume in the quarter, most of our businesses saw gradual recoveries in the month of June 2020.
In the three months 2020 we experienced sales declines of 24.3%. Excluding the impact of acquisitions sales decreased 24.0% in constant currency. We reported operating income (loss) margin of (0.7%), net earnings (loss) of ($83) and net earnings (loss) per diluted share of ($0.22), including $170 of charges related to certain in-process asset impairments (primarily the portion of our investment in a new global ERP system that was in-process of being developed for future deployment) and product line and other exit costs resulting from our decision to suspend certain investments due to pandemic-related constraints. Excluding the impact of certain items, adjusted operating income margin(1) was 12.5%, with adjusted net earnings(1) of $245 and a reduction of 67.7% in adjusted net earnings per diluted share(1).
In the six months 2020 we experienced sales declines of 11.4%. Excluding the impact of acquisitions sales decreased 11.1% in constant currency. We reported operating income margin of 9.7%, net earnings of $410 and net earnings per diluted share of $1.08. Excluding the impact of certain items, adjusted operating income margin(1) contracted by 650 basis points to 19.0%, with adjusted net earnings(1) of $944 and a reduction of 35.8% in adjusted net earnings per diluted share(1).
Recent Developments
In January 2020 we repaid $500 of our senior unsecured notes with a coupon of 4.375% that were due on January 15, 2020. In June 2020 we issued $650 of senior unsecured notes with a fixed interest rate of 1.150% due on June 15, 2025, $1,000 of senior unsecured notes with a fixed interest rate of 1.950% due on June 15, 2030 and $650 of senior unsecured notes with a fixed interest rate of 2.900% due on June 15, 2050. Refer to Note 8 to our Consolidated Financial Statements for further Information.
In the six months 2020 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

June 30, 2020. As previously announced we intend to maintain the suspension of our share repurchase program through 2021.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months					Six Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2020	2019	2020	2019	Change	2020	2019	2020	2019	Change
Net sales	$2,764	$3,650	100.0%	100.0%	(24.3)%	$6,352	$7,166	100.0%	100.0%	(11.4)%
Gross profit	1,548	2,380	56.0	65.2	(35.0)	3,879	4,663	61.1	65.1	(16.8)
Research, development and engineering expenses	233	246	8.4	6.7	(5.3)	487	471	7.7	6.6	3.4
Selling, general and administrative expenses	1,225	1,282	44.3	35.1	(4.4)	2,555	2,685	40.2	37.5	(4.8)
Recall charges	—	117	—	3.2	(100.0)	(6)	130	(0.1)	1.8	nm
Amortization of intangible assets	110	122	4.0	3.3	(9.8)	228	236	3.6	3.3	(3.4)
Other income (expense), net	(67)	(48)	(2.4)	(1.3)	39.6	(112)	(96)	(1.8)	(1.3)	16.7
Income taxes	(4)	85	nm	nm	(104.7)	93	153	nm	nm	(39.2)
Net earnings (loss)	$(83)	$480	(3.0)%	13.2%	(117.3)%	$410	$892	6.5%	12.4%	(54.0)%

Net earnings (loss) per diluted share	$(0.22)	$1.26			(117.5)%	$1.08	$2.35			(54.0)%
Adjusted net earnings per diluted share(1)	$0.64	$1.98			(67.7)%	$2.48	$3.86			(35.8)%

nm - not meaningful

Geographic and Segment Net Sales	Three Months				Six Months
			Percentage Change				Percentage Change
	2020	2019	As Reported	Constant Currency	2020	2019	As Reported	Constant Currency
Geographic:
United States	$1,966	$2,695	(27.0)%	(27.0)%	$4,609	$5,274	(12.6)%	(12.6)%
International	798	955	(16.5)	(13.6)	1,743	1,892	(7.9)	(4.8)
Total	$2,764	$3,650	(24.3)%	(23.5)%	$6,352	$7,166	(11.4)%	(10.6)%
Segment:
Orthopaedics	$894	$1,273	(29.9)%	(29.3)%	$2,116	$2,523	(16.2)%	(15.4)%
MedSurg	1,324	1,601	(17.3)	(16.4)	2,946	3,128	(5.8)	(5.0)
Neurotechnology and Spine	546	776	(29.6)	(28.9)	1,290	1,515	(14.8)	(14.1)
Total	$2,764	$3,650	(24.3)%	(23.5)%	$6,352	$7,166	(11.4)%	(10.6)%

Supplemental Net Sales Growth Information
	Three Months							Six Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2020	2019	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2020	2019	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$241	$440	(45.2)%	(44.7)%	(44.8)%	(46.2)%	(44.6)%	$673	$879	(23.5)%	(22.8)%	(22.3)%	(26.8)%	(24.4)%
Hips	216	343	(37.1)	(36.3)	(35.9)	(39.2)	(37.1)	532	679	(21.7)	(20.7)	(20.9)	(22.9)	(20.4)
Trauma and Extremities	330	394	(16.4)	(15.6)	(17.8)	(13.9)	(11.8)	722	790	(8.6)	(7.7)	(7.5)	(10.4)	(8.1)
Other	107	96	10.2	10.4	21.3	(41.3)	(40.3)	189	175	7.7	8.1	16.0	(28.3)	(26.5)
	$894	$1,273	(29.9)%	(29.3)%	(28.8)%	(32.4)%	(30.4)%	$2,116	$2,523	(16.2)%	(15.4)%	(14.5)%	(19.8)%	(17.4)%
MedSurg:
Instruments	$328	$504	(34.8)%	(34.2)%	(37.3)%	(25.1)%	(22.3)%	$841	$965	(12.8)%	(12.2)%	(13.7)%	(9.4)%	(6.3)%
Endoscopy	316	480	(34.2)	(33.7)	(34.1)	(34.7)	(32.4)	771	950	(18.9)	(18.3)	(18.7)	(19.6)	(16.7)
Medical	632	542	16.6	18.4	5.4	60.3	69.1	1,219	1,073	13.6	15.0	7.2	37.4	44.3
Sustainability	48	75	(35.7)	(35.7)	(35.7)	nm	nm	115	140	(17.8)	(17.8)	(17.7)	nm	nm
	$1,324	$1,601	(17.3)%	(16.4)%	(22.0)%	2.1%	6.8%	$2,946	$3,128	(5.8)%	(5.0)%	(8.4)%	4.5%	8.9%
Neurotechnology and Spine:
Neurotechnology	$369	$484	(23.8)%	(23.0)%	(32.4)%	(8.1)%	(5.8)%	$852	$953	(10.6)%	(9.8)%	(16.5)%	—%	2.4%
Spine	177	292	(39.1)	(38.7)	(42.1)	(29.7)	(27.8)	438	562	(22.0)	(21.4)	(24.4)	(14.2)	(11.8)
	$546	$776	(29.6)%	(28.9)%	(36.4)%	(14.4)%	(12.2)%	$1,290	$1,515	(14.8)%	(14.1)%	(19.7)%	(4.0)%	(1.6)%
Total	$2,764	$3,650	(24.3)%	(23.5)%	(27.0)%	(16.5)%	(13.6)%	$6,352	$7,166	(11.4)%	(10.6)%	(12.6)%	(7.9)%	(4.8)%

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

Consolidated Net Sales
Consolidated net sales were significantly negatively impacted by the global response to the COVID-19 pandemic, resulting in lower unit volume across all segments. Consolidated net sales decreased 24.3% in the three months 2020 as reported and 23.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Excluding the 0.5% impact of acquisitions, net sales in constant currency decreased by 23.8% from decreased unit volume and 0.2% due to lower prices. The unit volume decrease was primarily due to lower shipments of knee, hip, instruments, endoscopy, neurotechnology and spine products partially offset by higher shipments of medical products.
Consolidated net sales decreased 11.4% in the six months 2020 as reported and 10.6% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Excluding the 0.5% impact of acquisitions, net sales in constant currency decreased by 10.8% from decreased unit volume and 0.3% due to lower prices. The unit volume decrease was primarily due to lower shipments of knee, hip, instruments, endoscopy, neurotechnology and spine products partially offset by higher shipments of medical products.
Orthopaedics Net Sales
Orthopaedics net sales decreased 29.9% in the three months 2020 as reported and 29.3% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.6%. Net sales in constant currency decreased due to the postponement of deferrable medical procedures as part of the global response to the COVID-19 pandemic with 28.1% from lower unit volume and 1.2% from lower prices. The unit volume decrease was primarily due to lower shipments of knee, hip and trauma and extremities products.
Orthopaedics net sales decreased 16.2% in the six months 2020 as reported and 15.4% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Net sales in constant currency decreased due to the postponement of deferrable medical procedures as part of the global response to the COVID-19 pandemic with 14.1% from lower unit volume and 1.3% from lower prices. The unit volume decrease was primarily due to lower shipments of knee, hip and trauma and extremities products.
MedSurg Net Sales
MedSurg net sales decreased 17.3% in the three months 2020 as reported and 16.4% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.9%. Excluding the 0.6% impact of acquisitions, net sales in constant currency decreased by 17.2% from decreased unit volume partially offset by 0.2% due to higher prices. The unit volume decrease was primarily due to lower shipments of instruments, endoscopy and sustainability solutions products partially offset by higher shipments of medical products.
MedSurg net sales decreased 5.8% in the six months 2020 as reported and 5.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Excluding the 0.6% impact of acquisitions, net sales in constant currency decreased by 5.9% from decreased unit volume partially offset by 0.3% due to higher prices. The unit volume decrease was primarily due to lower shipments of instruments, endoscopy and sustainability solutions products partially offset by higher shipments of medical products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales decreased 29.6% in the three months 2020 as reported and 28.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.7%. Excluding the 1.0% impact of acquisitions, net sales in constant currency decreased by 30.4% from decreased unit volume partially offset by 0.5% due to higher prices. The unit volume decrease was due to lower shipments of neurotechnology and spine products.
Neurotechnology and Spine net sales decreased 14.8% in the six months 2020 as reported and 14.1% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.7%. Excluding the 1.1% impact of acquisitions, net sales in constant currency decreased by 15.5% from decreased unit volume partially offset by 0.3% due to higher prices. The unit volume decrease was due to lower shipments of neurotechnology and spine products.
Gross Profit
Gross profit was significantly negatively impacted by the global response to the COVID-19 pandemic. Gross profit as a percentage of sales in the three months 2020 decreased to 56.0% from 65.2% in 2019. Excluding the impact of the items noted below, gross profit decreased to 57.3% of sales in the three months 2020 from 65.8% in 2019 primarily due to lower sales volumes, lower selling prices, lower manufacturing volumes and unfavorable product mix due to the postponement of deferrable medical procedures as part of the global response to the COVID-19 pandemic.
Gross profit as a percentage of sales in the six months 2020 decreased to 61.1% from 65.1% in 2019. Excluding the impact of the items noted below, gross profit decreased to 61.8% of sales in the six months 2020 from 65.8% in 2019 primarily due to lower sales volumes, lower selling prices, lower manufacturing volumes and unfavorable product mix due to the postponement of deferrable medical procedures as part of the global response to the COVID-19 pandemic.

			Percent Net Sales
Three Months	2020	2019	2020	2019
Reported	$1,548	$2,380	56.0%	65.2%
Inventory stepped-up to fair value	3	14	0.1	0.4
Restructuring-related and other charges	32	6	1.2	0.2
Medical device regulations	—	1	—	—
Adjusted	$1,583	$2,401	57.3%	65.8%

			Percent Net Sales
Six Months	2020	2019	2020	2019
Reported	$3,879	$4,663	61.1%	65.1%
Inventory stepped-up to fair value	9	38	0.1	0.5
Restructuring-related and other charges	36	11	0.6	0.2
Medical device regulations	1	1	—	—
Adjusted	$3,925	$4,713	61.8%	65.8%
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $13 or 5.3% in the three months 2020 and increased as a percentage of sales to 8.4% from 6.7% in 2019. Excluding the impact of the items noted below, expenses increased to 7.6% of sales in 2020 from 6.4% in 2019. Overall spending levels decreased based on operating expense savings actions taken during the three months 2020 in response to the COVID-19 pandemic.
Research, development and engineering expenses increased $16 or 3.4% to 7.7% of sales in the six months 2020 from 6.6% in 2019. Excluding the impact of the items noted below, expenses increased to 6.9% of sales in 2020 from 6.3% in 2019. Projects to develop new products, investments in new technologies and integration of recent acquisitions contributed to the increased spending levels partially offset by operating expense savings actions taken during 2020 in response to the COVID-19 pandemic that will continue to drive lower spending in the remainder of the year.

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

			Percent Net Sales
Three Months	2020	2019	2020	2019
Reported	$233	$246	8.4%	6.7%
Medical device regulations	(23)	(11)	(0.8)	(0.3)
Adjusted	$210	$235	7.6%	6.4%

			Percent Net Sales
Six Months	2020	2019	2020	2019
Reported	$487	$471	7.7%	6.6%
Medical device regulations	(46)	(18)	(0.8)	(0.3)
Adjusted	$441	$453	6.9%	6.3%
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $57 or 4.4% in the three months 2020 and increased as a percentage of sales to 44.3% from 35.1% in 2019 and included charges related to certain in-process asset impairments (primarily the portion of our investment in a new global ERP system that was in-process of being developed for future deployment) and other exit costs resulting from our decision to suspend certain investments due to pandemic-related constraints. Excluding the impact of the items noted below, expenses increased to 37.1% of sales in 2020 from 33.5% in 2019, primarily due to the impact of lower sales volumes partially offset by operating expense savings actions taken in response to the COVID-19 pandemic.
Selling, general and administrative expenses decreased $130 or 4.8% in the six months 2020 and increased as a percentage of sales to 40.2% from 37.5% in 2019. Excluding the impact of the items noted below, expenses increased to 35.8% of sales in 2020 from 34.0% in 2019, primarily due to the impact of lower sales volumes partially offset by operating expense savings actions taken in response to the COVID-19 pandemic that will continue to drive lower spending in the remainder of the year.

			Percent Net Sales
Three Months	2020	2019	2020	2019
Reported	$1,225	$1,282	44.3%	35.1%
Other acquisition and integration-related	(16)	(39)	(0.6)	(1.0)
Restructuring-related and other charges	(178)	(36)	(6.4)	(1.0)
Regulatory and legal matters	(5)	15	(0.2)	0.4
Adjusted	$1,026	$1,222	37.1%	33.5%

			Percent Net Sales
Six Months	2020	2019	2020	2019
Reported	$2,555	$2,685	40.2%	37.5%
Other acquisition and integration-related	(47)	(153)	(0.7)	(2.2)
Restructuring-related and other charges	(227)	(88)	(3.6)	(1.2)
Regulatory and legal matters	(5)	(10)	(0.1)	(0.1)
Adjusted	$2,276	$2,434	35.8%	34.0%
Recall Charges
Recall charges were minimal in the three and six months 2020 and were $117 and $130 in the three and six months 2019. Charges were primarily due to the previously disclosed Rejuvenate and ABGII Modular-Neck hip stems and LFIT V40 femoral head voluntary recalls. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $110 and $122 in the three months and $228 and $236 in the six months 2020 and 2019. The decrease in 2020 was primarily due to decreased acquisition activity in 2020. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income (Loss)
Operating income (loss) was significantly negatively impacted by the global response to the COVID-19 pandemic. Operating income (loss) decreased $633 or 103.3% to an operating loss of (0.7%) of sales in the three months 2020 from operating income of 16.8% of sales in 2019. Excluding the impact of the items noted below, operating income (loss) decreased to 12.5% of sales in 2020 from 25.9% in 2019 primarily due to unfavorable business mix and the impact of lower sales volumes from the postponement of deferrable medical procedures as part of the global response to the COVID-19 pandemic partially offset by continued focus on our operating expense savings actions.
Operating income decreased $526 or 46.1% to 9.7% of sales in the six months 2020 from 15.9% in 2019. Excluding the impact of the items noted below, operating income decreased to 19.0% of sales in 2020 from 25.5% in 2019 primarily due to unfavorable business mix and the impact of lower sales volumes from the postponement of deferrable medical procedures as part of the global response to the COVID-19 pandemic partially offset by continued focus on our operating expense savings actions that will continue to drive lower spending in the remainder of the year.

			Percent Net Sales
Three Months	2020	2019	2020	2019
Reported	$(20)	$613	(0.7)%	16.8%
Inventory stepped-up to fair value	3	14	0.1	0.4
Other acquisition and integration-related	16	39	0.6	1.1
Amortization of purchased intangible assets	110	122	4.0	3.3
Restructuring-related and other charges	209	42	7.5	1.2
Medical device regulations	22	12	0.8	0.3
Recall-related matters	—	117	—	3.2
Regulatory and legal matters	5	(15)	0.2	(0.4)
Adjusted	$345	$944	12.5%	25.9%

			Percent Net Sales
Six Months	2020	2019	2020	2019
Reported	$615	$1,141	9.7%	15.9%
Inventory stepped-up to fair value	9	38	0.1	0.5
Other acquisition and integration-related	47	153	0.7	2.1
Amortization of purchased intangible assets	228	236	3.7	3.4
Restructuring-related and other charges	263	98	4.1	1.4
Medical device regulations	46	19	0.7	0.3
Recall-related matters	(6)	130	(0.1)	1.8
Regulatory and legal matters	5	10	0.1	0.1
Tax matters	—	—	—	—
Adjusted	$1,207	$1,825	19.0%	25.5%
Other Income (Expense), Net
Other income (expense), net was ($67) and ($48) in the three months and ($112) and ($96) in the six months 2020 and 2019. The increase in net expense in 2020 was primarily due to increased interest expense driven by the additional debt from the bond offerings completed in December 2019 and June 2020.
Income Taxes
Our effective tax rates were 4.6% and 15.0% in the three months and 18.5% and 14.6% in the six months 2020 and 2019. The changes in the effective tax rates were primarily due to pre-tax losses and a change in geographic profit mix for the three months and a favorable audit settlement recorded in 2019 for the six months.
In March 2020 the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in the United States. We do not expect the provisions of the CARES Act to have a material impact on our annual effective tax rate or Consolidated Financial Statements in 2020.
Net Earnings (Loss)
Earnings were significantly negatively impacted by the global

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

response to the COVID-19 pandemic. Net earnings (loss) decreased to ($83) or ($0.22) per diluted share in the three months 2020 from net earnings of $480 or $1.26 per diluted share in 2019. Adjusted net earnings per diluted share(1) decreased 67.7% to $0.64 in 2020 from $1.98 in 2019. The impact of foreign currency exchange rates had a minimal impact on net earnings (loss) per diluted share in 2020 and reduced net earnings per diluted share by approximately $0.05 in 2019.
Net earnings decreased to $410 or $1.08 per diluted share in the six months 2020 from $892 or $2.35 per diluted share in 2019. Adjusted net earnings per diluted share(1) decreased 35.8% to $2.48 in 2020 from $3.86 in 2019. The impact of foreign currency exchange rates reduced net earnings per diluted share by approximately $0.02 in 2020 and $0.10 in 2019.

			Percent Net Sales
Three Months	2020	2019	2020	2019
Reported	$(83)	$480	(3.0)%	13.2%
Inventory stepped-up to fair value	1	10	—	0.3
Other acquisition and integration-related	12	30	0.4	0.8
Amortization of purchased intangible assets	88	98	3.2	2.7
Restructuring-related and other charges	170	32	6.2	0.9
Medical device regulations	18	9	0.7	0.2
Recall-related matters	—	106	—	2.9
Regulatory and legal matters	6	(14)	0.2	(0.4)
Tax matters	33	1	1.2	—
Adjusted	$245	$752	8.9%	20.6%

			Percent Net Sales
Six Months	2020	2019	2020	2019
Reported	$410	$892	6.5%	12.4%
Inventory stepped-up to fair value	6	29	0.1	0.4
Other acquisition and integration-related	36	118	0.6	1.7
Amortization of purchased intangible assets	184	189	2.9	2.6
Restructuring-related and other charges	212	82	3.3	1.2
Medical device regulations	36	15	0.6	0.2
Recall-related matters	(4)	116	(0.1)	1.6
Regulatory and legal matters	6	5	0.1	0.1
Tax matters	58	20	0.9	0.3
Adjusted	$944	$1,466	14.9%	20.5%
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

3.
Restructuring-related and other charges. Costs associated with the termination of sales relationships in certain countries, workforce reductions, elimination of product lines, certain long-lived asset impairments and associated costs and other restructuring-related activities.

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
Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, gross profit, selling, general and administrative expenses, research, development and engineering expenses, operating income (loss), other income (expense), net, effective income tax rate, net earnings (loss) and net earnings (loss) per diluted share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Consolidated Results of Operations below. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The weighted-average diluted shares outstanding used in the calculation of non-GAAP net earnings per diluted share are the same as those used in the calculation of reported net earnings per diluted share for the respective period, except for 4.3 million anti-dilutive shares excluded from reported net loss per dilutive share for the three months 2020.

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2020	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income (Loss)	Other income (expense), net	Net Earnings (Loss)	Effective Tax Rate	Diluted EPS
Reported	$1,548	$1,225	$233	$(20)	$(67)	$(83)	4.6%	$(0.22)
Reported percent net sales	56.0%	44.3%	8.4%	(0.7)%	(2.4)%	(3.0)%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	3	—	—	3	—	1	(0.5)	—
Other acquisition and integration-related	—	(16)	—	16	—	12	(2.0)	0.03
Amortization of purchased intangible assets	—	—	—	110	—	88	(7.0)	0.23
Restructuring-related and other charges	32	(178)	—	209	—	170	(10.7)	0.45
Medical device regulations	—	—	(23)	22	—	18	(2.4)	0.05
Recall-related matters	—	—	—	—	—	—	—	—
Regulatory and legal matters	—	(5)	—	5	—	6	2.3	0.02
Tax matters	—	—	—	—	7	33	30.1	0.08
Adjusted	$1,583	$1,026	$210	$345	$(60)	$245	14.4%	$0.64
Adjusted percent net sales	57.3%	37.1%	7.6%	12.5%	(2.2)%	8.9%

Three Months 2019	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,380	$1,282	$246	$613	$(48)	$480	15.0%	$1.26
Reported percent net sales	65.2%	35.1%	6.7%	16.8%	(1.3)%	13.2%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	14	—	—	14	—	10	0.3	0.03
Other acquisition and integration-related	—	(39)	—	39	—	30	0.6	0.08
Amortization of purchased intangible assets	—	—	—	122	—	98	0.9	0.26
Restructuring-related and other charges	6	(36)	—	42	—	32	0.4	0.08
Medical device regulations	1	—	(11)	12	—	9	0.2	0.03
Recall-related matters	—	—	—	117	—	106	(1.4)	0.28
Regulatory and legal matters	—	15	—	(15)	—	(14)	0.2	(0.04)
Tax matters	—	—	—	—	—	1	(0.2)	—
Adjusted	$2,401	$1,222	$235	$944	$(48)	$752	16.0%	$1.98
Adjusted percent net sales	65.8%	33.5%	6.4%	25.9%	(1.3)%	20.6%

Six Months 2020	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,879	$2,555	$487	$615	$(112)	$410	18.5%	$1.08
Reported percent net sales	61.1%	40.2%	7.7%	9.7%	(1.8)%	6.5%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	9	—	—	9	—	6	0.2	0.02
Other acquisition and integration-related	—	(47)	—	47	—	36	0.7	0.09
Amortization of purchased intangible assets	—	—	—	228	—	184	2.4	0.48
Restructuring-related and other charges	36	(227)	—	263	—	212	2.6	0.56
Medical device regulations	1	—	(46)	46	—	36	0.8	0.09
Recall-related matters	—	—	—	(6)	—	(4)	(0.1)	(0.01)
Regulatory and legal matters	—	(5)	—	5	—	6	(0.4)	0.02
Tax matters	—	—	—	—	7	58	(10.4)	0.15
Adjusted	$3,925	$2,276	$441	$1,207	$(105)	$944	14.3%	$2.48
Adjusted percent net sales	61.8%	35.8%	6.9%	19.0%	(1.7)%	14.9%

Six Months 2019	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$4,663	$2,685	$471	$1,141	$(96)	$892	14.6%	$2.35
Reported percent net sales	65.1%	37.5%	6.6%	15.9%	(1.3)%	12.4%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	38	—	—	38	—	29	0.3	0.08
Other acquisition and integration-related	—	(153)	—	153	—	118	1.2	0.31
Amortization of purchased intangible assets	—	—	—	236	—	189	1.1	0.50
Restructuring-related and other charges	11	(88)	—	98	—	82	0.1	0.21
Medical device regulations	1	—	(18)	19	—	15	0.1	0.04
Recall-related matters	—	—	—	130	—	116	(0.6)	0.31
Regulatory and legal matters	—	(10)	—	10	—	5	0.3	0.01
Tax matters	—	—	—	—	—	20	(1.9)	0.05
Adjusted	$4,713	$2,434	$453	$1,825	$(96)	$1,466	15.2%	$3.86
Adjusted percent net sales	65.8%	34.0%	6.3%	25.5%	(1.3)%	20.5%

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

FINANCIAL CONDITION AND LIQUIDITY

Six Months	2020	2019
Net cash provided by operating activities	$1,211	$827
Net cash used in investing activities	(280)	(550)
Net cash provided by (used in) financing activities	1,288	(2,135)
Effect of exchange rate changes on cash and cash equivalents	(17)	(4)
Change in cash and cash equivalents	$2,202	$(1,862)
Operating Activities
Cash provided by operating activities was $1,211 and $827 in the six months 2020 and 2019. The increase was primarily due to improved accounts receivable collections and less spending on inventory due to lower production from lower sales partially offset by decreased net earnings.
Investing Activities
Cash used in investing activities was $280 and $550 in the six months 2020 and 2019. The decrease in cash used was primarily due to decreased payments for acquisitions in 2020.
Financing Activities
Cash provided by (used in) financing activities was $1,288 and ($2,135) in the six months 2020 and 2019. The change in cash was primarily driven by the issuance of $2,300 of notes in June 2020, partially offset by the repayment of $500 of notes upon maturity in January 2020 compared to repayments of $1,341 of debt in the six months 2019, along with the suspension of share repurchases.

Six Months	2020	2019
Total dividends paid to common shareholders	$431	$390
Total amount paid to repurchase common stock	$—	$307
Shares of repurchased common stock (in millions)	—	1.9
Liquidity
Cash, cash equivalents and marketable securities were $6,619 and $4,425 on June 30, 2020 and December 31, 2019. Current assets exceeded current liabilities by $8,396 and $6,960 on June 30, 2020 and December 31, 2019. Despite the impact from the COVID-19 pandemic, we anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper, existing credit lines and capital expenditure and operating expense reductions. We maintain a revolving credit facility with $1.5 billion of committed capital which expires in August 2023 and a $1.5 billion unsecured revolving credit facility that matures on April 29, 2021.
We have a well-positioned balance sheet and liquidity profile to manage these disruptions for the foreseeable future. We raised funds in the capital markets in 2020, 2019 and 2018 and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 12% on June 30, 2020 compared to 25% on December 31, 2019. We intend to use this cash to sustain operations during our response to the COVID-19 pandemic.
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
FORWARD-LOOKING STATEMENTS
This report contains statements referring to us that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "goal," "strategy" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict, including uncertainties related to the impact of the COVID-19 pandemic on our operations and financial results. Therefore, actual results could differ materially and adversely from these forward-looking statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for 2019 and in Part II, Item 1A. "Risk Factors" on Form 10-Q for the quarter ended March 31, 2020. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for 2019. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions or circumstances on which those expectations may be based, or that affect the likelihood that actual results will differ from those contained in the forward-looking statements.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on June 30, 2020. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial reporting during the three months 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for 2019 and Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 7,511 shares of our common stock in the three months 2020 as performance incentive awards to employees. These shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the six months 2020 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of June 30, 2020. As previously announced we intend to maintain the suspension of our share repurchase program through 2021.

ITEM 5.	OTHER INFORMATION
Effective as of August 1, 2020, our Board of Directors and Compensation Committee of the Board approved the restoration of (1) the base salaries of the Company's Chief Executive Officer and other named executive officers and (2) the cash retainer fees of non-employee members of the Board, in each case to the amounts that were in effect prior to the temporary reductions implemented in response to the COVID-19 pandemic and disclosed in the Form 8-K dated April 27, 2020.

ITEM 6.	EXHIBITS

4(i)
Twenty-Second Supplemental Indenture (including the form of the note), dated June 4, 2020, between Stryker Corporation and U.S. Bank National Association, as trustee - Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 4, 2020 (Commission File No. 001-13149).

4(ii)
Twenty-Third Supplemental Indenture (including the form of the note), dated June 4, 2020, between Stryker Corporation and U.S. Bank National Association - Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated June 4, 2020 (Commission File No. 001-13149).

4(iii)
Twenty-Fourth Supplemental Indenture (including the form of the note), dated June 4, 2020, between Stryker Corporation and U.S. Bank National Association - Incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K dated June 4, 2020 (Commission File No. 001-13149).

10(i)*	Form of grant notice and terms and conditions for restricted stock units granted in 2020 under the 2011 Long-Term Incentive Plan to non-employee directors.
31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
† Filed with this Form 10-Q
* Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2020 Second Quarter Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	July 31, 2020	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chairman and Chief Executive Officer

Date:	July 31, 2020	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

18