Form 10-Q
period 2020-09-30
STRYKER CORP
filed 2020-10-30
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 375,790,657 shares of Common Stock, $0.10 par value, on September 30, 2020.

STRYKER CORPORATION	2020 Third Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Nine Months
	2020	2019	2020	2019
Net sales	$3,737	$3,587	$10,089	$10,753
Cost of sales	1,276	1,257	3,749	3,760
Gross profit	$2,461	$2,330	$6,340	$6,993
Research, development and engineering expenses	242	246	729	717
Selling, general and administrative expenses	1,244	1,291	3,799	3,976
Recall charges	2	49	(4)	179
Amortization of intangible assets	114	116	342	352
Total operating expenses	$1,602	$1,702	$4,866	$5,224
Operating income	$859	$628	$1,474	$1,769
Other income (expense), net	(79)	(47)	(191)	(143)
Earnings before income taxes	$780	$581	$1,283	$1,626
Income taxes	159	115	252	268
Net earnings	$621	$466	$1,031	$1,358

Net earnings per share of common stock:
Basic	$1.66	$1.24	$2.75	$3.63
Diluted	$1.63	$1.23	$2.71	$3.58

Weighted-average shares outstanding (in millions):
Basic	375.7	374.2	375.3	373.8
Effect of dilutive employee stock compensation	4.5	6.1	4.7	6.0
Diluted	380.2	380.3	380.0	379.8

Cash dividends declared per share of common stock	$0.575	$0.52	$1.725	$1.56
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Nine Months
	2020	2019	2020	2019
Net earnings	$621	$466	$1,031	$1,358
Other comprehensive income (loss), net of tax:
Marketable securities	—	—	—	1
Pension plans	(6)	13	(14)	2
Unrealized gains (losses) on designated hedges	(2)	(15)	(58)	(28)
Financial statement translation	(194)	79	(239)	103
Total other comprehensive income (loss), net of tax	$(202)	$77	$(311)	$78
Comprehensive income	$419	$543	$720	$1,436

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2020 Third Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,083	$4,337
Marketable securities	78	88
Accounts receivable, less allowance of $125 ($88 in 2019)	2,426	2,893
Inventories:
Materials and supplies	751	677
Work in process	174	178
Finished goods	2,534	2,427
Total inventories	$3,459	$3,282
Prepaid expenses and other current assets	499	760
Total current assets	$13,545	$11,360
Property, plant and equipment:
Land, buildings and improvements	1,443	1,263
Machinery and equipment	3,396	3,451
Total property, plant and equipment	$4,839	$4,714
Less accumulated depreciation	2,310	2,147
Property, plant and equipment, net	$2,529	$2,567
Goodwill	9,128	9,069
Other intangibles, net	3,917	4,227
Noncurrent deferred income tax assets	1,627	1,575
Other noncurrent assets	1,540	1,369
Total assets	$32,286	$30,167

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$647	$675
Accrued compensation	680	955
Income taxes	261	171
Dividends payable	216	213
Accrued expenses and other liabilities	1,766	1,527
Current maturities of debt	1,119	859
Total current liabilities	$4,689	$4,400
Long-term debt, excluding current maturities	12,008	10,231
Income taxes	999	1,068
Other noncurrent liabilities	1,604	1,661
Total liabilities	$19,300	$17,360
Shareholders' equity
Common stock, $0.10 par value	38	37
Additional paid-in capital	1,736	1,628
Retained earnings	12,129	11,748
Accumulated other comprehensive loss	(917)	(606)
Total shareholders' equity	$12,986	$12,807
Total liabilities and shareholders' equity	$32,286	$30,167

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2020 Third Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months		Nine Months
	2020	2019	2020	2019
Common stock shares outstanding (in millions)
Beginning	375.6	374.1	374.5	374.4
Issuance of common stock under stock compensation and benefit plans	0.2	0.3	1.3	1.9
Repurchase of common stock	—	—	—	(1.9)
Ending	375.8	374.4	375.8	374.4

Common stock
Beginning	$38	$37	$37	$37
Issuance of common stock under stock compensation and benefit plans	—	—	1	—
Ending	$38	$37	$38	$37
Additional paid-in capital
Beginning	$1,706	$1,569	$1,628	$1,559
Issuance of common stock under stock compensation and benefit plans	1	(8)	(7)	(53)
Repurchase of common stock	—	—	—	(8)
Share-based compensation	29	32	115	95
Ending	$1,736	$1,593	$1,736	$1,593
Retained earnings
Beginning	$11,725	$10,967	$11,748	$10,765
Net earnings	621	466	1,031	1,358
Repurchase of common stock	—	—	—	(299)
Cash dividends declared	(217)	(195)	(650)	(586)
Ending	$12,129	$11,238	$12,129	$11,238
Accumulated other comprehensive income (loss)
Beginning	$(715)	$(630)	$(606)	$(631)
Other comprehensive income (loss)	(202)	77	(311)	78
Ending	$(917)	$(553)	$(917)	$(553)
Total Stryker shareholders' equity	$12,986	$12,315	$12,986	$12,315
Non-controlling interest	—	—	—	—
Total shareholders' equity	$12,986	$12,315	$12,986	$12,315

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2020 Third Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	2020	2019
Operating activities
Net earnings	$1,031	$1,358
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	247	231
Amortization of intangible assets	342	352
Asset impairments	161	2
Share-based compensation	115	95
Recall charges	(4)	179
Sale of inventory stepped-up to fair value at acquisition	9	55
Changes in operating assets and liabilities:
Accounts receivable	467	(124)
Inventories	(154)	(414)
Accounts payable	(26)	37
Accrued expenses and other liabilities	(184)	64
Recall-related payments	(13)	(172)
Income taxes	5	(94)
Other, net	44	(113)
Net cash provided by operating activities	$2,040	$1,456
Investing activities
Acquisitions, net of cash acquired	(26)	(281)
Purchases of marketable securities	(34)	(57)
Proceeds from sales of marketable securities	44	52
Purchases of property, plant and equipment	(322)	(450)
Other investing, net	(11)	—
Net cash used in investing activities	$(349)	$(736)
Financing activities
Proceeds (payments) on short-term borrowings, net	3	(7)
Proceeds from issuance of long-term debt	2,293	—
Payments on long-term debt	(500)	(1,341)
Dividends paid	(647)	(585)
Repurchases of common stock	—	(307)
Cash paid for taxes from withheld shares	(79)	(130)
Other financing, net	(24)	10
Net cash provided by (used in) financing activities	$1,046	$(2,360)
Effect of exchange rate changes on cash and cash equivalents	9	(28)
Change in cash and cash equivalents	$2,746	$(1,668)
Cash and cash equivalents at beginning of period	4,337	3,616
Cash and cash equivalents at end of period	$7,083	$1,948

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2020 Third Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," us" or "our") on September 30, 2020 and the results of operations for the three and nine months 2020. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2019.
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

Net Sales by Product Line
	Three Months		Nine Months
	2020	2019	2020	2019
Orthopaedics:
Knees	$435	$426	$1,108	$1,305
Hips	334	332	866	1,011
Trauma and Extremities	430	407	1,152	1,197
Other	118	97	307	272
	$1,317	$1,262	$3,433	$3,785
MedSurg:
Instruments	$467	$452	$1,308	$1,417
Endoscopy	467	474	1,238	1,424
Medical	600	554	1,819	1,627
Sustainability	66	72	181	212
	$1,600	$1,552	$4,546	$4,680
Neurotechnology and Spine:
Neurotechnology	$518	$490	$1,370	$1,443
Spine	302	283	740	845
	$820	$773	$2,110	$2,288
Total	$3,737	$3,587	$10,089	$10,753

Net Sales by Geography
	Three Months 2020		Three Months 2019
	United States	International	United States	International
Orthopaedics:
Knees	$332	$103	$318	$108
Hips	223	111	211	121
Trauma and Extremities	285	145	262	145
Other	97	21	81	16
	$937	$380	$872	$390
MedSurg:
Instruments	$369	$98	$357	$95
Endoscopy	380	87	377	97
Medical	455	145	442	112
Sustainability	65	1	71	1
	$1,269	$331	$1,247	$305
Neurotechnology and Spine:
Neurotechnology	$323	$195	$316	$174
Spine	219	83	209	74
	$542	$278	$525	$248
Total	$2,748	$989	$2,644	$943

Net Sales by Geography
	Nine Months 2020		Nine Months 2019
	United States	International	United States	International
Orthopaedics:
Knees	$833	$275	$962	$343
Hips	564	302	643	368
Trauma and Extremities	753	399	768	429
Other	262	45	223	49
	$2,412	$1,021	$2,596	$1,189
MedSurg:
Instruments	$1,028	$280	$1,121	$296
Endoscopy	997	241	1,136	288
Medical	1,363	456	1,288	339
Sustainability	179	2	210	2
	$3,567	$979	$3,755	$925
Neurotechnology and Spine:
Neurotechnology	$835	$535	$929	$514
Spine	543	197	638	207
	$1,378	$732	$1,567	$721
Total	$7,357	$2,732	$7,918	$2,835
Contract Assets and Liabilities
On September 30, 2020 there were no contract assets recorded on our Consolidated Balance Sheets.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $389 and $313 on September 30, 2020 and December 31, 2019.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2020 Third Quarter Form 10-Q
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2020	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(187)	$(9)	$(516)	$(715)
OCI	—	(11)	2	(248)	(257)
Income taxes	—	3	(1)	59	61
Reclassifications to:
Cost of sales	—	—	(3)	—	(3)
Other (income) expense	—	2	(1)	(7)	(6)
Income taxes	—	—	1	2	3
Net OCI	$—	$(6)	$(2)	$(194)	$(202)
Ending	$(3)	$(193)	$(11)	$(710)	$(917)

Three Months 2019	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(148)	$37	$(516)	$(630)
OCI	—	11	(18)	116	109
Income taxes	—	1	10	(32)	(21)
Reclassifications to:
Cost of sales	—	—	(2)	—	(2)
Other (income) expense	—	1	—	(7)	(6)
Income taxes	—	—	(5)	2	(3)
Net OCI	$—	$13	$(15)	$79	$77
Ending	$(3)	$(135)	$22	$(437)	$(553)

Nine Months 2020	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(179)	$47	$(471)	$(606)
OCI	—	(25)	(70)	(285)	(380)
Income taxes	—	5	18	61	84
Reclassifications to:
Cost of sales	—	—	(3)	—	(3)
Other (income) expense	—	8	(4)	(20)	(16)
Income taxes	—	(2)	1	5	4
Net OCI	$—	$(14)	$(58)	$(239)	$(311)
Ending	$(3)	$(193)	$(11)	$(710)	$(917)

Nine Months 2019	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(4)	$(137)	$50	$(540)	$(631)
OCI	1	(5)	(34)	144	106
Income taxes	—	4	18	(36)	(14)
Reclassifications to:
Cost of sales	—	—	(4)	—	(4)
Other (income) expense	—	4	—	(7)	(3)
Income taxes	—	(1)	(8)	2	(7)
Net OCI	$1	$2	$(28)	$103	$78
Ending	$(3)	$(135)	$22	$(437)	$(553)
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
strategies, accounting practices or objectives from those disclosed in our Annual Report on Form 10-K for 2019.
Foreign Currency Hedges

September 2020	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$824	$1,169	$5,619	$7,612
Maximum term in days				1372
Fair value:
Other current assets	$10	$—	$13	$23
Other noncurrent assets	1	43	—	44
Other current liabilities	(6)	—	(97)	(103)
Other noncurrent liabilities	(2)	—	—	(2)
Total fair value	$3	$43	$(84)	$(38)

December 2019	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$801	$1,113	$6,174	$8,088
Maximum term in days				1646
Fair value:
Other current assets	$5	$—	$180	$185
Other noncurrent assets	1	40	—	41
Other current liabilities	(10)	—	(11)	(21)
Other noncurrent liabilities	(2)	—	—	(2)
Total fair value	$(6)	$40	$169	$203
In December 2019 and November 2018 we designated the issuance of €2,400 and €2,250 of senior unsecured notes as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries. On September 30, 2020 the total after tax gain (loss) amount in AOCI related to these designated net investment hedges was ($179).
In July 2019 we entered into €1.0 billion in certain forward currency contracts and designated these as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros.
Net Currency Exchange Rate Gains (Losses)

		Three Months		Nine Months
Derivative instrument	Recorded in:	2020	2019	2020	2019
Cash Flow	Cost of sales	$3	$2	$3	$4
Net Investment	Other income (expense), net	7	7	20	7
Non-Designated	Other income (expense), net	(3)	(6)	(12)	(10)
	Total	$7	$3	$11	$1
Pretax gains (losses) on derivatives designated as cash flow of $6 and net investment hedges of $27 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense) in earnings within 12 months as of September 30, 2020. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
In conjunction with our offerings of senior unsecured notes in December 2019 and June 2020 we terminated cash flow hedges with gross notional amounts of €600 and $500 designated as

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2020 Third Quarter Form 10-Q
forward starting interest rate swaps of our interest rates, the impact of which will be recognized over time within interest expense. Pretax gains recorded in AOCI related to closed interest rate hedges of $6 are expected to be reclassified to other income (expense) in earnings within 12 months of September 30, 2020.
On September 30, 2020 we had interest rate swap agreements with notional amounts of $750 designated as forward starting interest rate swaps in anticipation of future debt issuances. Pretax losses of $66 were recorded in AOCI as of September 30, 2020. Upon the probable issuance of the debt, these amounts will be released to interest expense over the term of the debt. The cash flow effect of these hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2019.
There were no significant transfers into or out of any level in 2020.

Assets Measured at Fair Value	September	December
	2020	2019
Cash and cash equivalents	$7,083	$4,337
Trading marketable securities	154	149
Level 1 - Assets	$7,237	$4,486
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$37	$32
United States agency debt securities	6	2
United States Treasury debt securities	34	49
Certificates of deposit	1	5
Total available-for-sale marketable securities	$78	$88
Foreign currency exchange forward contracts	67	226
Interest rate swap asset	—	17
Level 2 - Assets	$145	$331
Total assets measured at fair value	$7,382	$4,817

Liabilities Measured at Fair Value	September	December
	2020	2019
Deferred compensation arrangements	$154	$149
Level 1 - Liabilities	$154	$149
Foreign currency exchange forward contracts	$105	$23
Interest rate swap liability	65	—
Level 2 - Liabilities	$170	$23
Contingent consideration:
Beginning	$306	$117
Additions	5	298
Change in estimate	6	(10)
Settlements	(30)	(99)
Ending	$287	$306
Level 3 - Liabilities	$287	$306
Total liabilities measured at fair value	$611	$478

Fair Value of Available for Sale Securities by Maturity
	September 2020	December 2019
Due in one year or less	$40	$50
Due after one year through three years	$38	$38
On September 30, 2020 and December 31, 2019 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income recorded in other income (expense), net, was $19 and $36 in the three months and $84 and $109 in the nine months 2020 and 2019.
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
Recall Matters
In June 2012 we voluntarily recalled our Rejuvenate and ABG II Modular-Neck hip stems and terminated global distribution of these hip products. Product liability lawsuits relating to this voluntary recall have been filed against us. In November 2014 we entered into a settlement agreement to compensate eligible United States patients who had revision surgery prior to November 3, 2014 and in December 2016 the settlement program was extended to patients who had revision surgery prior to December 19, 2016. In September 2020 we entered into a second settlement agreement to compensate eligible United States patients who had revision surgery prior to September 9, 2020. We continue to offer support for recall-related care and reimburse patients who are not eligible to enroll in the settlement program for testing and treatment services, including any necessary revision surgeries. In addition, there are remaining lawsuits that we will continue to defend against.
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
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of these matters. Based on the information that has been received, we have estimated the remaining range of probable loss related to these matters globally to be approximately $280 to $515. We have recorded charges to earnings representing the minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly, the ultimate cost related to these matters may be materially different than the amount of our current estimate and

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2020 Third Quarter Form 10-Q
accruals and could have a material adverse effect on our results of operations and cash flows.

Leases	September	December
	2020	2019
Right-of-use assets	$401	$384
Lease liabilities, current	$100	$86
Lease liabilities, non-current	$310	$301

Other information
Weighted-average remaining lease term	5.5 years	6.2 years
Weighted-average discount rate	2.87%	3.34%

	Three Months		Nine Months
	2020	2019	2020	2019
Operating lease cost	$27	34	94	102
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. The aggregate purchase price of our acquisitions, net of cash acquired was $26 and $446 in the nine months 2020 and 2019.
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
In November 2019 we announced a definitive agreement to acquire all of the issued and outstanding ordinary shares of Wright Medical Group N.V. (Wright) for $30.75 per share, or an aggregate purchase price of approximately $5.4 billion (including convertible notes). Pursuant to the agreement, on December 13, 2019 our wholly owned subsidiary, Stryker B.V., commenced a tender offer to purchase all of the outstanding ordinary shares, par value €0.03 per share, of Wright at a price of $30.75 per share, without interest, but subject to any applicable withholding of taxes. We expect the acquisition to close in the fourth quarter of 2020, subject to the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other required approvals and clearances under applicable antitrust laws and other customary conditions. Wright is a global medical device company focused on extremities and biologics. Following closing, we plan to integrate Wright into our Trauma and Extremities business within Orthopaedics.
Purchase price allocations for our significant acquisitions are:

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

Estimated Amortization Expense
Remainder of 2020	2021	2022	2023	2024
$115	$446	$436	$421	$390
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on September 30, 2020.
Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On September 30, 2020 there were no amounts outstanding under our commercial paper program.

Summary of Total Debt		September 2020	December 2019
Senior unsecured notes:
Rate	Due
4.375%	January 15, 2020	$—	$500
Variable	November 30, 2020	351	333
2.625%	March 15, 2021	750	749
1.125%	November 30, 2023	640	609
3.375%	May 15, 2024	590	587
0.250%	December 3, 2024	987	938
1.150%	June 15, 2025	644	—
3.375%	November 1, 2025	747	746
3.500%	March 15, 2026	992	991
2.125%	November 30, 2027	871	829
3.650%	March 7, 2028	596	596
0.750%	March 1, 2029	929	884
1.950%	June 15, 2030	988	—
2.625%	November 30, 2030	749	712
1.000%	December 3, 2031	865	823
4.100%	April 1, 2043	392	391
4.375%	May 15, 2044	395	395
4.625%	March 15, 2046	981	981
2.900%	June 15, 2050	641	—
Other		19	26
Total debt		$13,127	$11,090
Less current maturities of debt		1,119	859
Total long-term debt		$12,008	$10,231

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2020 Third Quarter Form 10-Q

	September 2020	December 2019
Unamortized debt issuance costs	$71	$58
Available secured borrowing capacity	$2,904	$1,403
Fair value of senior unsecured notes	$14,366	$11,910
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
NOTE 9 - INCOME TAXES
Our effective tax rates were 20.4% and 19.8% in the three months and 19.6% and 16.5% in the nine months 2020 and 2019. The changes in the effective tax rates were primarily due to a change in geographic profit mix in the three months and a favorable audit settlement recorded in 2019 in the nine months.
In March 2020 the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in the United States. We do not expect the provisions of the CARES Act to have a material impact on our annual effective tax rate or Consolidated Financial Statements in 2020.
NOTE 10 - SEGMENT INFORMATION

	Three Months		Nine Months
	2020	2019	2020	2019
Orthopaedics	$1,317	$1,262	$3,433	$3,785
MedSurg	1,600	1,552	4,546	4,680
Neurotechnology and Spine	820	773	2,110	2,288
Net sales	$3,737	$3,587	$10,089	$10,753
Orthopaedics	$472	$437	$1,027	$1,322
MedSurg	451	394	1,085	1,179
Neurotechnology and Spine	228	199	513	608
Segment operating income	$1,151	$1,030	$2,625	$3,109
Items not allocated to segments:
Corporate and other	(104)	(117)	(371)	(371)
Acquisition and integration-related charges	(29)	(32)	(85)	(223)
Amortization of intangible assets	(114)	(116)	(342)	(352)
Restructuring-related and other charges	(29)	(48)	(292)	(146)
Medical device regulations	(14)	(15)	(60)	(34)
Recall-related matters	(2)	(49)	4	(179)
Regulatory and legal matters	—	(25)	(5)	(35)
Consolidated operating income	$859	$628	$1,474	$1,769
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2019.
NOTE 11 - ASSET IMPAIRMENTS
The significant negative impact the COVID-19 pandemic has had on Stryker’s operations and financial results has led to the decision to suspend certain in-process investments resulting in charges of $189 to impair certain long-lived assets (primarily the portion of our investment in a new global ERP system that was in-process of being developed for future deployment) and product line and other exit costs in the second quarter of 2020. These charges were included in cost of sales and selling, general and administrative expenses.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2020 Third Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
COVID-19 Pandemic
The COVID-19 global pandemic has led to severe disruptions in the market and the global and United States economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. A significant number of our global suppliers, vendors, distributors and manufacturing facilities are located in regions that have been affected by the pandemic. Those operations have been materially adversely affected by restrictive government and private enterprise measures implemented in response to the pandemic.
Some of our products are particularly sensitive to reductions in deferrable medical procedures. Deferrable medical procedures were suspended in the first quarter of 2020 in many of the markets where our products are marketed and sold, which negatively affected our business, cash flows, financial condition and results of operations. While we have seen progressive improvement in the second and third quarters, to the extent individuals are required to continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could be negatively affected.
Overview of the Three and Nine Months
The response to the COVID-19 pandemic has included unprecedented measures to slow the spread of the virus taken by local governments and health care authorities globally, including the postponement of deferrable medical procedures and social contact restrictions, which have had, and we expect will continue to have, a significant negative impact on Stryker’s operations and financial results. While we are still recovering from the impacts of the COVID-19 pandemic, most of our businesses reported overall increased unit volume during the third quarter.
In the three months 2020 we achieved sales growth of 4.2%. Excluding the impact of acquisitions sales grew 3.3% in constant currency. We reported operating income margin of 23.0%, net earnings of $621 and net earnings per diluted share of $1.63. Excluding the impact of certain items, we expanded adjusted operating income margin(1) by 260 bps to 28.0%, with adjusted net earnings(1) of $812 and growth of 12.0% in adjusted net earnings per diluted share(1).
In the nine months 2020 we experienced sales declines of 6.2%. Excluding the impact of acquisitions sales decreased 6.3% in constant currency. We reported operating income margin of 14.6%, net earnings of $1,031 and net earnings per diluted share of $2.71, including $170 of charges related to certain in-process asset impairments (primarily the portion of our investment in a new global ERP system that was in-process of being developed for future deployment) and product line and other exit costs resulting from our decision to suspend certain investments due to pandemic-related constraints. Excluding the impact of certain items, adjusted operating income margin(1) was 22.3%, with adjusted net earnings(1) of $1,756 and a reduction of 19.9% in adjusted net earnings per diluted share(1).
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
In the nine months 2020 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of September 30, 2020. As previously announced we intend to maintain the suspension of our share repurchase program through 2021.

(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2020 Third Quarter Form 10-Q
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months					Nine Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2020	2019	2020	2019	Change	2020	2019	2020	2019	Change
Net sales	$3,737	$3,587	100.0%	100.0%	4.2%	$10,089	$10,753	100.0%	100.0%	(6.2)%
Gross profit	2,461	2,330	65.9	65.0	5.6	6,340	6,993	62.8	65.0	(9.3)
Research, development and engineering expenses	242	246	6.5	6.9	(1.6)	729	717	7.2	6.7	1.7
Selling, general and administrative expenses	1,244	1,291	33.3	36.0	(3.6)	3,799	3,976	37.7	37.0	(4.5)
Recall charges	2	49	0.1	1.4	(95.9)	(4)	179	—	1.7	nm
Amortization of intangible assets	114	116	3.1	3.2	(1.7)	342	352	3.4	3.3	(2.8)
Other income (expense), net	(79)	(47)	(2.1)	(1.3)	68.1	(191)	(143)	(1.9)	(1.3)	33.6
Income taxes	159	115	nm	nm	38.3	252	268	nm	nm	(6.0)
Net earnings	$621	$466	16.6%	13.0%	33.3%	$1,031	$1,358	10.2%	12.6%	(24.1)%

Net earnings per diluted share	$1.63	$1.23			32.5%	$2.71	$3.58			(24.3)%
Adjusted net earnings per diluted share(1)	$2.14	$1.91			12.0%	$4.62	$5.77			(19.9)%

nm - not meaningful

Geographic and Segment Net Sales	Three Months				Nine Months
			Percentage Change				Percentage Change
	2020	2019	As Reported	Constant Currency	2020	2019	As Reported	Constant Currency
Geographic:
United States	$2,748	$2,644	3.9%	3.9%	$7,357	$7,918	(7.1)%	(7.1)%
International	989	943	5.0	3.3	2,732	2,835	(3.6)	(2.1)
Total	$3,737	$3,587	4.2%	3.8%	$10,089	$10,753	(6.2)%	(5.8)%
Segment:
Orthopaedics	$1,317	$1,262	4.4%	3.8%	$3,433	$3,785	(9.3)%	(9.0)%
MedSurg	1,600	1,552	3.2	2.9	4,546	4,680	(2.9)	(2.4)
Neurotechnology and Spine	820	773	6.0	5.5	2,110	2,288	(7.8)	(7.4)
Total	$3,737	$3,587	4.2%	3.8%	$10,089	$10,753	(6.2)%	(5.8)%

Supplemental Net Sales Growth Information
	Three Months							Nine Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2020	2019	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2020	2019	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$435	$426	2.2%	1.7%	4.6%	(4.8)%	(6.9)%	$1,108	$1,305	(15.1)%	(14.8)%	(13.4)%	(19.8)%	(18.8)%
Hips	334	332	0.4	(0.1)	5.3	(8.2)	(9.7)	866	1,011	(14.4)	(13.9)	(12.3)	(18.1)	(16.8)
Trauma and Extremities	430	407	5.6	4.7	9.0	(0.5)	(3.0)	1,152	1,197	(3.8)	(3.5)	(1.9)	(7.1)	(6.4)
Other	118	97	22.5	22.2	20.0	34.9	33.0	307	272	13.0	13.1	17.5	(7.5)	(6.7)
	$1,317	$1,262	4.4%	3.8%	7.5%	(2.6)%	(4.7)%	$3,433	$3,785	(9.3)%	(9.0)%	(7.1)%	(14.2)%	(13.2)%
MedSurg:
Instruments	$467	$452	3.4%	3.1%	3.1%	4.7%	2.9%	$1,308	$1,417	(7.7)%	(7.4)%	(8.4)%	(5.1)%	(3.5)%
Endoscopy	467	474	(1.3)	(1.5)	1.0	(10.1)	(11.0)	1,238	1,424	(13.0)	(12.7)	(12.2)	(16.4)	(14.8)
Medical	600	554	8.3	8.0	3.0	29.0	27.8	1,819	1,627	11.8	12.6	5.8	34.6	38.8
Sustainability	66	72	(8.7)	(8.7)	(8.9)	nm	nm	181	212	(14.7)	(14.7)	(14.7)	nm	nm
	$1,600	$1,552	3.2%	2.9%	1.7%	8.9%	7.6%	$4,546	$4,680	(2.9)%	(2.4)%	(5.0)%	5.9%	8.4%
Neurotechnology and Spine:
Neurotechnology	$518	$490	5.7%	5.1%	1.9%	12.6%	11.1%	$1,370	$1,443	(5.1)%	(4.7)%	(10.2)%	4.2%	5.3%
Spine	302	283	6.6	6.1	4.9	11.3	9.6	740	845	(12.4)	(12.1)	(14.8)	(4.9)	(3.9)
	$820	$773	6.0%	5.5%	3.1%	12.2%	10.6%	$2,110	$2,288	(7.8)%	(7.4)%	(12.1)%	1.6%	2.6%
Total	$3,737	$3,587	4.2%	3.8%	3.9%	5.0%	3.3%	$10,089	$10,753	(6.2)%	(5.8)%	(7.1)%	(3.6)%	(2.1)%

Consolidated Net Sales
Consolidated net sales increased 4.2% in the three months 2020 as reported and 3.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.4%. Excluding the 0.5% impact of acquisitions, net sales in constant currency increased by 4.7% from increased unit volume partially offset by 1.4% due to lower prices. The unit volume increase was primarily due to higher shipments of knee, hip, medical, instruments, neurotechnology and spine products.
Consolidated net sales in the nine months 2020 were significantly negatively impacted by the global response to the COVID-19 pandemic. Consolidated net sales decreased 6.2% in the nine months 2020 as reported and 5.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.4%. Excluding the 0.5% impact of acquisitions, net sales in constant currency decreased by 5.6% from decreased unit volume and 0.7% due to lower prices. The unit volume decrease was primarily due to lower shipments of knee, hip, instruments, endoscopy, neurotechnology and spine products partially offset by higher shipments of medical products.

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2020 Third Quarter Form 10-Q
Orthopaedics Net Sales
Orthopaedics net sales increased 4.4% in the three months 2020 as reported and 3.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.6%. Net sales in constant currency increased 5.9% from increased unit volume partially offset by 2.1% from lower prices. The unit volume increase was primarily due to higher shipments of knee, hip and trauma and extremities products.
Orthopaedics net sales decreased 9.3% in the nine months 2020 as reported and 9.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.3%. Net sales in constant currency decreased due to the postponement of deferrable medical procedures as part of the global response to the COVID-19 pandemic with 7.4% from lower unit volume and 1.6% from lower prices. The unit volume decrease was primarily due to lower shipments of knee and hip products.
MedSurg Net Sales
MedSurg net sales increased 3.2% in the three months 2020 as reported and 2.9% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.3%. Excluding the 0.4% impact of acquisitions, net sales in constant currency increased by 3.1% from increased unit volume partially offset by 0.6% due to lower prices. The unit volume increase was primarily due to higher shipments of instruments and medical products partially offset by lower shipments of sustainability solutions products.
MedSurg net sales decreased 2.9% in the nine months 2020 as reported and 2.4% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.5%. Excluding the 0.5% impact of acquisitions, net sales in constant currency decreased by 2.9% from lower unit volume. The unit volume decrease was primarily due to lower shipments of instruments, endoscopy and sustainability solutions products partially offset by higher shipments of medical products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales increased 6.0% in the three months 2020 as reported and 5.5% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.5%. Excluding the 1.2% impact of acquisitions, net sales in constant currency increased by 6.0% from increased unit volume partially offset by 1.7% due to lower prices. The unit volume increase was due to higher shipments of neurotechnology and spine products.
Neurotechnology and Spine net sales decreased 7.8% in the nine months 2020 as reported and 7.4% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.4%. Excluding the 1.2% impact of acquisitions, net sales in constant currency decreased by 8.2% from decreased unit volume and 0.4% due to lower prices. The unit volume decrease was due to lower shipments of neurotechnology and spine products.
Gross Profit
Gross profit as a percentage of sales in the three months 2020 increased to 65.9% from 65.0% in 2019. Excluding the impact of the items noted below, gross profit increased to 65.9% of sales in the three months 2020 from 65.7% in 2019 primarily due to leverage from higher sales volumes partially offset by lower selling prices.
Gross profit was significantly negatively impacted by the global response to the COVID-19 pandemic in the nine months 2020, decreasing as a percentage of sales to 62.8% from 65.0% in 2019. Excluding the impact of the items noted below, gross profit decreased to 63.3% of sales in the nine months 2020 from 65.7% in 2019 primarily due to lower sales volumes, lower selling prices, lower manufacturing volumes and unfavorable product mix due to the postponement of deferrable medical procedures as part of the global response to the COVID-19 pandemic.

			Percent Net Sales
Three Months	2020	2019	2020	2019
Reported	$2,461	$2,330	65.9%	65.0%
Inventory stepped-up to fair value	—	17	—	0.4
Restructuring-related and other charges	—	10	—	0.3
Medical device regulations	—	—	—	—
Adjusted	$2,461	$2,357	65.9%	65.7%

			Percent Net Sales
Nine Months	2020	2019	2020	2019
Reported	$6,340	$6,993	62.8%	65.0%
Inventory stepped-up to fair value	9	55	0.1	0.5
Restructuring-related and other charges	36	21	0.4	0.2
Medical device regulations	1	1	—	—
Adjusted	$6,386	$7,070	63.3%	65.7%
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $4 or 1.6% in the three months 2020 and decreased as a percentage of sales to 6.5% from 6.9% in 2019. Excluding the impact of the items noted below, expenses decreased to 6.1% of sales in 2020 from 6.5% in 2019. Overall spending levels decreased due to continued operating expense savings actions in response to the COVID-19 pandemic.
Research, development and engineering expenses increased $12 or 1.7% to 7.2% of sales in the nine months 2020 from 6.7% in 2019. Excluding the impact of the items noted below, expenses increased to 6.6% of sales in 2020 from 6.4% in 2019. Projects to develop new products, investments in new technologies, integration of recent acquisitions and the impact of lower sales contributed to the increase partially offset by operating expense savings actions in response to the COVID-19 pandemic that will continue to drive lower spending in the remainder of the year.

			Percent Net Sales
Three Months	2020	2019	2020	2019
Reported	$242	$246	6.5%	6.9%
Medical device regulations	(13)	(15)	(0.4)	(0.4)
Adjusted	$229	$231	6.1%	6.5%

			Percent Net Sales
Nine Months	2020	2019	2020	2019
Reported	$729	$717	7.2%	6.7%
Medical device regulations	(59)	(33)	(0.6)	(0.3)
Adjusted	$670	$684	6.6%	6.4%
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $47 or 3.6% in the three months 2020 and decreased as a percentage of sales to 33.3% from 36.0% in 2019. Excluding the impact of the items noted below, expenses decreased to 31.7% of sales in 2020 from 33.8% in 2019, primarily due to operating expense savings actions taken in response to the COVID-19 pandemic partially offset by the impact of higher sales volumes.
Selling, general and administrative expenses decreased $177 or 4.5% in the nine months 2020 and increased as a percentage of sales to 37.7% from 37.0% in 2019 and included charges related to certain in-process asset impairments (primarily the portion of our investment in a new global ERP system that was in-process of being developed for future deployment) and other exit costs resulting from our decision to suspend certain investments due to pandemic-related constraints. Excluding the impact of the items

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2020 Third Quarter Form 10-Q
noted below, expenses increased to 34.3% of sales in 2020 from 33.9% in 2019, primarily due to the impact of lower sales volumes partially offset by operating expense savings actions taken in response to the COVID-19 pandemic that will continue to drive lower spending in the remainder of the year.

			Percent Net Sales
Three Months	2020	2019	2020	2019
Reported	$1,244	$1,291	33.3%	36.0%
Other acquisition and integration-related	(29)	(15)	(0.8)	(0.4)
Restructuring-related and other charges	(29)	(37)	(0.8)	(1.1)
Regulatory and legal matters	—	(25)	—	(0.7)
Adjusted	$1,186	$1,214	31.7%	33.8%

			Percent Net Sales
Nine Months	2020	2019	2020	2019
Reported	$3,799	$3,976	37.7%	37.0%
Other acquisition and integration-related	(76)	(168)	(0.8)	(1.6)
Restructuring-related and other charges	(256)	(125)	(2.6)	(1.2)
Regulatory and legal matters	(5)	(35)	—	(0.3)
Adjusted	$3,462	$3,648	34.3%	33.9%
Recall Charges
Recall charges were minimal in the three and nine months 2020 and were $49 and $179 in the three and nine months 2019. Charges were primarily due to the previously disclosed Rejuvenate and ABGII Modular-Neck hip stems and LFIT V40 femoral head voluntary recalls. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $114 and $116 in the three months and $342 and $352 in the nine months 2020 and 2019. The decrease in 2020 was primarily due to decreased acquisition activity in 2020. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating income increased $231 or 36.8% to 23.0% of sales in the three months 2020 from 17.5% of sales in 2019. Excluding the impact of the items noted below, operating income increased to 28.0% of sales in 2020 from 25.4% in 2019 primarily due to leverage from higher sales volumes and continued focus on our operating expense savings actions partially offset by lower selling prices.
Operating income was significantly negatively impacted by the global response to the COVID-19 pandemic in the nine months 2020. Operating income decreased $295 or 16.7% to 14.6% of sales in the nine months 2020 from 16.5% in 2019. Excluding the impact of the items noted below, operating income decreased to 22.3% of sales in 2020 from 25.5% in 2019 primarily due to unfavorable business mix and the impact of lower sales volumes from the postponement of deferrable medical procedures as part of the global response to the COVID-19 pandemic partially offset by continued focus on our operating expense savings actions that will continue to drive lower spending in the remainder of the year.

			Percent Net Sales
Three Months	2020	2019	2020	2019
Reported	$859	$628	23.0%	17.5%
Inventory stepped-up to fair value	—	17	—	0.5
Other acquisition and integration-related	29	15	0.7	0.4
Amortization of purchased intangible assets	114	116	3.1	3.2
Restructuring-related and other charges	29	48	0.7	1.3
Medical device regulations	14	15	0.4	0.4
Recall-related matters	2	49	0.1	1.4
Regulatory and legal matters	—	25	—	0.7
Adjusted	$1,047	$913	28.0%	25.4%

			Percent Net Sales
Nine Months	2020	2019	2020	2019
Reported	$1,474	$1,769	14.6%	16.5%
Inventory stepped-up to fair value	9	55	0.1	0.5
Other acquisition and integration-related	76	168	0.8	1.6
Amortization of purchased intangible assets	342	352	3.3	3.2
Restructuring-related and other charges	292	146	2.9	1.4
Medical device regulations	60	34	0.6	0.3
Recall-related matters	(4)	179	—	1.7
Regulatory and legal matters	5	35	—	0.3
Adjusted	$2,254	$2,738	22.3%	25.5%
Other Income (Expense), Net
Other income (expense), net was ($79) and ($47) in the three months and ($191) and ($143) in the nine months 2020 and 2019. The increase in net expense in 2020 was primarily due to increased interest expense driven by the additional debt from the bond offerings completed in December 2019 and June 2020.
Income Taxes
Our effective tax rates were 20.4% and 19.8% in the three months and 19.6% and 16.5% in the nine months 2020 and 2019. The changes in the effective tax rates were primarily due to a change in geographic profit mix in the three months and a favorable audit settlement recorded in 2019 in the nine months.
In March 2020 the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in the United States. We do not expect the provisions of the CARES Act to have a material impact on our annual effective tax rate or Consolidated Financial Statements in 2020.
Net Earnings
Net earnings increased to $621 or $1.63 per diluted share in the three months 2020 from net earnings of $466 or $1.23 per diluted share in 2019. Adjusted net earnings per diluted share(1) increased 12.0% to $2.14 in 2020 from $1.91 in 2019. The impact of foreign currency exchange rates increased net earnings per diluted share by approximately $0.01 in 2020 and reduced net earnings per diluted share by approximately $0.02 in 2019.
Earnings were significantly negatively impacted by the global response to the COVID-19 pandemic in the nine months 2020. Net earnings decreased to $1,031 or $2.71 per diluted share in the nine months 2020 from $1,358 or $3.58 per diluted share in 2019. Adjusted net earnings per diluted share(1) decreased 19.9% to $4.62 in 2020 from $5.77 in 2019. The impact of foreign currency exchange rates reduced net earnings per diluted share by approximately $0.01 in 2020 and $0.12 in 2019.

			Percent Net Sales
Three Months	2020	2019	2020	2019
Reported	$621	$466	16.6%	13.0%
Inventory stepped-up to fair value	—	13	—	0.4
Other acquisition and integration-related	24	8	0.6	0.2
Amortization of purchased intangible assets	93	105	2.5	2.8
Restructuring-related and other charges	26	40	0.7	1.1
Medical device regulations	11	13	0.3	0.4
Recall-related matters	2	28	0.1	0.8
Regulatory and legal matters	—	14	—	0.4
Tax matters	35	38	0.9	1.1
Adjusted	$812	$725	21.7%	20.2%

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2020 Third Quarter Form 10-Q

			Percent Net Sales
Nine Months	2020	2019	2020	2019
Reported	$1,031	$1,358	10.2%	12.6%
Inventory stepped-up to fair value	6	42	0.1	0.4
Other acquisition and integration-related	60	126	0.6	1.2
Amortization of purchased intangible assets	277	294	2.6	2.8
Restructuring-related and other charges	238	122	2.4	1.1
Medical device regulations	47	28	0.5	0.3
Recall-related matters	(2)	144	—	1.3
Regulatory and legal matters	6	19	0.1	0.2
Tax matters	93	58	0.9	0.5
Adjusted	$1,756	$2,191	17.4%	20.4%
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
1.Acquisition and integration-related costs. Costs related to integrating recently acquired businesses and specific costs (e.g., inventory step-up and deal costs) related to the consummation of the acquisition process.
2.Amortization of purchased intangible assets. Periodic amortization expense related to purchased intangible assets.
3.Restructuring-related and other charges. Costs associated with the termination of sales relationships in certain countries, workforce reductions, elimination of product lines, certain long-lived asset impairments and associated costs and other restructuring-related activities.
4.Medical Device Regulations. Costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the European Union and China regulations for medical devices.
5.Recall-related matters. Our best estimate of the minimum of the range of probable loss to resolve the Rejuvenate, LFIT V40 and other product recalls.
6.Regulatory and legal matters. Our best estimate of the minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.
7.Tax matters. Charges represent the impact of accounting for certain significant and discrete tax items.

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

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2020 Third Quarter Form 10-Q

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2020	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,461	$1,244	$242	$859	$(79)	$621	20.4%	$1.63
Reported percent net sales	65.9%	33.3%	6.5%	23.0%	(2.1)%	16.6%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—
Other acquisition and integration-related	—	(29)	—	29	—	24	0.1	0.07
Amortization of purchased intangible assets	—	—	—	114	—	93	0.4	0.25
Restructuring-related and other charges	—	(29)	—	29	—	26	(0.1)	0.06
Medical device regulations	—	—	(13)	14	—	11	0.1	0.03
Recall-related matters	—	—	—	2	—	2	(0.2)	0.01
Regulatory and legal matters	—	—	—	—	—	—	—	—
Tax matters	—	—	—	—	—	35	(4.6)	0.09
Adjusted	$2,461	$1,186	$229	$1,047	$(79)	$812	16.1%	$2.14
Adjusted percent net sales	65.9%	31.7%	6.1%	28.0%	(2.1)%	21.7%

Three Months 2019	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,330	$1,291	$246	$628	$(47)	$466	19.8%	$1.23
Reported percent net sales	65.0%	36.0%	6.9%	17.5%	(1.3)%	13.0%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	17	—	—	17	—	13	0.2	0.03
Other acquisition and integration-related	—	(15)	—	15	—	8	0.6	0.02
Amortization of purchased intangible assets	—	—	—	116	—	105	(1.5)	0.28
Restructuring-related and other charges	10	(37)	—	48	—	40	0.1	0.11
Medical device regulations	—	—	(15)	15	—	13	—	0.03
Recall-related matters	—	—	—	49	—	28	2.2	0.07
Regulatory and legal matters	—	(25)	—	25	—	14	1.2	0.04
Tax matters	—	—	—	—	—	38	(6.5)	0.10
Adjusted	$2,357	$1,214	$231	$913	$(47)	$725	16.1%	$1.91
Adjusted percent net sales	65.7%	33.8%	6.5%	25.4%	(1.3)%	20.2%

Nine Months 2020	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$6,340	$3,799	$729	$1,474	$(191)	$1,031	19.6%	$2.71
Reported percent net sales	62.8%	37.7%	7.2%	14.6%	(1.9)%	10.2%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	9	—	—	9	—	6	0.1	0.02
Other acquisition and integration-related	—	(76)	—	76	—	60	0.4	0.16
Amortization of purchased intangible assets	—	—	—	342	—	277	1.0	0.73
Restructuring-related and other charges	36	(256)	—	292	—	238	0.8	0.62
Medical device regulations	1	—	(59)	60	—	47	0.3	0.12
Recall-related matters	—	—	—	(4)	—	(2)	(0.2)	—
Regulatory and legal matters	—	(5)	—	5	—	6	(0.2)	0.02
Tax matters	—	—	—	—	7	93	(6.6)	0.24
Adjusted	$6,386	$3,462	$670	$2,254	$(184)	$1,756	15.2%	$4.62
Adjusted percent net sales	63.3%	34.3%	6.6%	22.3%	(1.8)%	17.4%

Nine Months 2019	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$6,993	$3,976	$717	$1,769	$(143)	$1,358	16.5%	$3.58
Reported percent net sales	65.0%	37.0%	6.7%	16.5%	(1.3)%	12.6%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	55	—	—	55	—	42	0.3	0.11
Other acquisition and integration-related	—	(168)	—	168	—	126	1.0	0.33
Amortization of purchased intangible assets	—	—	—	352	—	294	0.1	0.78
Restructuring-related and other charges	21	(125)	—	146	—	122	0.1	0.32
Medical device regulations	1	—	(33)	34	—	28	0.1	0.07
Recall-related matters	—	—	—	179	—	144	0.4	0.38
Regulatory and legal matters	—	(35)	—	35	—	19	0.5	0.05
Tax matters	—	—	—	—	—	58	(3.5)	0.15
Adjusted	$7,070	$3,648	$684	$2,738	$(143)	$2,191	15.5%	$5.77
Adjusted percent net sales	65.7%	33.9%	6.4%	25.5%	(1.3)%	20.4%

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2020 Third Quarter Form 10-Q
FINANCIAL CONDITION AND LIQUIDITY

Nine Months	2020	2019
Net cash provided by operating activities	$2,040	$1,456
Net cash used in investing activities	(349)	(736)
Net cash provided by (used in) financing activities	1,046	(2,360)
Effect of exchange rate changes on cash and cash equivalents	9	(28)
Change in cash and cash equivalents	$2,746	$(1,668)
Operating Activities
Cash provided by operating activities was $2,040 and $1,456 in the nine months 2020 and 2019. The increase was primarily due to higher accounts receivable collections and less spending on inventory due to lower production from lower sales partially offset by decreased net earnings.
Investing Activities
Cash used in investing activities was $349 and $736 in the nine months 2020 and 2019. The decrease in cash used was primarily due to decreased payments for acquisitions in 2020.
Financing Activities
Cash provided by (used in) financing activities was $1,046 and $2,360 in the nine months 2020 and 2019. The change in cash was primarily driven by the issuance of $2,300 of notes in June 2020, partially offset by the repayment of $500 of notes upon maturity in January 2020 compared to repayments of $1,341 of debt in the nine months 2019, along with the suspension of share repurchases.

Nine Months	2020	2019
Total dividends paid to common shareholders	$647	$585
Total amount paid to repurchase common stock	$—	$307
Shares of repurchased common stock (in millions)	—	1.9
Liquidity
Cash, cash equivalents and marketable securities were $7,161 and $4,425 on September 30, 2020 and December 31, 2019. Current assets exceeded current liabilities by $8,856 and $6,960 on September 30, 2020 and December 31, 2019. Despite the impact from the COVID-19 pandemic, we anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper, existing credit lines and capital expenditure and operating expense reductions. We maintain a revolving credit facility with $1.5 billion of committed capital which expires in August 2023 and a $1.5 billion unsecured revolving credit facility that matures in April 2021.
We raised funds in the capital markets in 2020, 2019 and 2018 and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 14% on September 30, 2020 compared to 25% on December 31, 2019.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on September 30, 2020. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of September 30, 2020.
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
In the three months 2020 we did not issue shares of our common stock as performance incentive awards to employees. When issued, these shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the nine months 2020 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of September 30, 2020. As previously announced we intend to maintain the suspension of our share repurchase program through 2021.

ITEM 6.	EXHIBITS

31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
† Filed with this Form 10-Q
* Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2020 Third Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	October 30, 2020	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chairman and Chief Executive Officer

Date:	October 30, 2020	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

18