Form 10-K
period 2020-12-31
STRYKER CORP
filed 2021-02-11
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $63,413,151,504 at June 30, 2020. There were 376,200,942 shares outstanding of the registrant’s common stock, $0.10 par value, on January 31, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2021 Annual Meeting of Shareholders (the 2021 proxy statement) are incorporated by reference into Part III.

STRYKER CORPORATION 2020 FORM 10-K

STRYKER CORPORATION 2020 FORM 10-K

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
Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a prominent orthopaedic surgeon and the inventor of several medical products. Our products are sold in over 75 countries through company-owned subsidiaries and branches, as well as third-party dealers and distributors, and include implants used in joint replacement and trauma surgeries; Mako Robotic-Arm Assisted technology; surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; neurosurgical, neurovascular and spinal devices; as well as other products used in a variety of medical specialties. In the United States most of our products are marketed directly to doctors, hospitals and other healthcare facilities.
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

Net Sales by Reportable Segment
	2020		2019		2018
Orthopaedics	$4,959	34%	$5,252	35%	$4,991	37%
MedSurg	6,400	45	6,492	44	6,045	44
Neurotechnology and Spine	2,992	21	3,140	21	2,565	19
Total	$14,351	100%	$14,884	100%	$13,601	100%
Orthopaedics
Orthopaedics products consist primarily of implants used in total joint replacements, such as hip, knee and shoulder, and trauma and extremities surgeries. We bring patients and physicians advanced implant designs and specialized instrumentation that make orthopaedic surgery and recovery simpler, faster and more effective. We support surgeons with the technology and services they need as they develop new surgical techniques. The Mako Robotic-Arm Assisted Surgical System was designed to help surgeons provide patients with a personalized surgical experience based on their specific diagnosis and anatomy. The Mako System currently offers three applications supporting Partial Knee, Total Hip and Total Knee procedures. Mako is the only robotic-arm assisted technology enabled by 3D CT-based pre-operative planning, and with AccuStop™ haptic technology, Mako provides surgeons the ability to know more about their patients' anatomy so they can cut less in bone preparation and implant placement with intra-operative haptic guidance.
Stryker is one of four leading global competitors for joint replacement and trauma and extremities products and robotics; the other three being Zimmer Biomet Holdings, Inc. (Zimmer), DePuy Synthes (a Johnson & Johnson company) and Smith & Nephew plc (Smith & Nephew).

Composition of Orthopaedics Net Sales
	2020		2019		2018
Knees	$1,567	32%	$1,815	35%	$1,701	34%
Hips	1,206	24	1,383	26	1,336	27
Trauma and Extremities	1,722	35	1,639	31	1,580	32
Other	464	9	415	8	374	7
Total	$4,959	100%	$5,252	100%	$4,991	100%
In 2020 we completed the acquisition of Wright Medical Group N.V. (Wright) for an aggregate purchase price of $4.1 billion ($5.6 billion including convertible notes). Wright develops, manufactures and markets a complementary product portfolio of surgical solutions for upper extremities (shoulder, elbow, wrist and hand), lower extremities (foot and ankle) and biologics. The Wright acquisition enhances our global market position in trauma and extremities, providing opportunities to advance innovation and reach more patients.
MedSurg
MedSurg products include surgical equipment, patient and caregiver safety technologies, and navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling, emergency medical equipment and intensive care disposable products (Medical), reprocessed and remanufactured medical devices (Sustainability) and other medical device products used in a variety of medical specialties.
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

Composition of MedSurg Net Sales
	2020		2019		2018
Instruments	$1,863	29%	$1,959	30%	$1,822	30%
Endoscopy	1,763	28	1,983	31	1,846	31
Medical	2,524	39	2,264	35	2,118	35
Sustainability	250	4	286	4	259	4
Total	$6,400	100%	$6,492	100%	$6,045	100%
In 2020 Instruments launched a new system of corded power tools for conducting small bone orthopaedic procedures and Zipline Medical (2019 acquisition) single use, surgical site closure devices that are utilized across multiple procedures, including orthopaedic arthroplasty, where it provides improved outcomes.

Dollar amounts in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION 2020 FORM 10-K
In 2020 Medical launched the ProCuity Bed Series, connected and scalable beds for all patient care environments with wireless and advanced fall prevention technologies, the first smart bed series to market.
Neurotechnology and Spine
Neurotechnology and Spine products include neurosurgical, neurovascular, craniomaxillofacial and spinal implant devices. Our neurotechnology offering includes products used for minimally invasive endovascular techniques; a comprehensive line of products for traditional brain and open skull based surgical procedures; orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products; and minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke. The Craniomaxillofacial implant offering includes cranial, maxillofacial, and chest wall devices as well as dural substitutes and sealants. Our spinal implant offering includes cervical and thoracolumbar systems that include fixation, minimally invasive, and interbody systems used in spinal injury, complex spine and degenerative therapies.
Stryker is one of five leading global competitors in Neurotechnology; the other four being Medtronic, Johnson & Johnson, Terumo Corporation and Penumbra, Inc. Stryker is one of five leading global competitors in Spine; the other four being Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic), DePuy Synthes, Nuvasive, Inc. and Globus Medical, Inc.

Composition of Neurotechnology and Spine Net Sales
	2020		2019		2018
Neurotechnology	$1,945	65%	$1,983	63%	$1,737	68%
Spine	1,047	35	1,157	37	828	32
Total	$2,992	100%	$3,140	100%	$2,565	100%
In 2020 Stryker received Food and Drug Administration (FDA) pre-market approval (PMA) for the next generation Surpass Evolve™ Flow Diverter to treat unruptured large and giant wide-neck intracranial aneurysms. In addition, Stryker received China National Medical Products Administration (NMPA) approval for the Surpass Streamline™ Flow Diverter. These two devices further expand our commercial footprint into the global flow diversion market.
In 2020 Stryker received FDA PMA of its Neuroform Atlas™ Stent System for the treatment of wide-neck intracranial aneurysms in conjuction with embolic detachable coils in the posterior circulation of the neurovasculature. The Neuroform Atlas™ device was previously approved for the anterior circulation. Neuroform Atlas™ Stent System has also been approved and has launched in China.
Also in 2020 Stryker launched the next generation Trevo product and line extensions of numerous Access products.
Raw Materials and Inventory
Raw materials essential to our business are generally readily available from multiple sources; however, certain of our raw materials are currently sourced from single suppliers. Substantially all products we manufacture are stocked in inventory, while certain MedSurg products are assembled to order.
Patents and Trademarks
Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of such products restricts competitors from duplicating these unique designs and features. We seek to obtain patent protection on our products whenever appropriate for protecting our competitive advantage. On December 31, 2020 we owned approximately 4,045 United
States patents and approximately 6,407 patents in other countries.
Seasonality
Our business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is typically lower in the summer months, and sales of capital equipment are generally higher in the fourth quarter. The dollar amount of customer backlog orders at any given time is not meaningful to an understanding of our business taken as a whole.
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
The member states of the European Union (EU) adopted the European Medical Device Directives, which form a single set of medical device regulations for all EU member countries. These regulations require companies that manufacture and distribute medical devices in EU member countries to meet certain quality system requirements and obtain CE marking for their products. We have authorization to apply the CE marking to substantially all of our products. In addition, the EU enacted the EU Medical Device Regulation (EU MDR) in May 2017 with an effective date of May 2021, which imposes stricter requirements for the marketing and sale of medical devices, including in the areas of clinical evaluation requirements, quality systems, labeling and post-market surveillance. More recently, a free trade agreement was executed between the UK and the EU that became effective January 1, 2021. A gap analysis and compliance plan is being implemented to ensure compliance and minimize business

Dollar amounts in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION 2020 FORM 10-K
disruption. Finally, we are required to comply with the unique regulatory requirements of each country within which we market and sell our products, including China, whose National Medical Products Administration (NMPA) has recently promulgated more stringent regulatory requirements.
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
Employees
On December 31, 2020 we had approximately 43,000 employees globally, with approximately 24,000 employees in the United States. Our talented employees are an integral reason for our standing as one of the world's leading medical technology companies where, together with our customers, we are driven to make healthcare better. Our company values of integrity, accountability, people and performance are a key component of that mission. As one of our core values, we recognize that we must and will continue to focus on our people.
Our success is dependent on our ability to attract the best talent that reflects our diverse communities. To do so, we continue to focus on the basics of creating a great workplace. We believe in attracting the right people, maintaining and building employee engagement and developing our employees. We believe when people are able to do what they do best, they will look forward to coming to work and in turn, will deliver great business results. Stryker is made up of hardworking, results-oriented people who are driven to go above and beyond for our customers.
Our leadership team and Board of Directors receive regular updates on our people and culture strategy and provide feedback on our strategy and goals, including alignment to mission and values, peer benchmarking and stakeholder feedback.
Employee Development
Employee development at Stryker is extensive and exists at all levels of the organization, including company-wide training on our Code of Conduct, job-related technical training and management and leadership training. Our development programs include on-the-job learning, coaching and mentoring, management and leadership development courses, team building and collaboration training and immersive experiences with expert partners.
We encourage all employees to establish individual development plans, in partnership with their manager, to help employees gain the needed development experience to grow their careers.
Employee Engagement
An engaged workplace culture that drives performance and business outcomes is central to our mission. Listening to and learning from our employees forms the foundation of an engaging culture. More than 90% of our global employees participate in our annual engagement survey, which provides a valued platform for listening and allows us to take action based on the feedback collected.
We supplement our annual engagement survey with targeted pulse surveys to gather feedback on topics relevant to the current climate. Additionally, we establish forums for collecting qualitative feedback to gain insights and identify actions we can take to ensure all employees feel included, engaged and able to achieve their full potential.
We also provide tools and resources that enable managers and teams to act on the insights we gain from our surveys and to drive employee engagement and strong business outcomes.
Diversity, Equity and Inclusion (DE&I)
An essential part of our culture is respecting each individual’s strengths and values. Building on this foundation, we are focused on maintaining an inclusive, engaging work environment and prioritizing DE&I in keeping with our values of integrity and people, and we continue to integrate this strategy with our efforts to attract, develop and retain a diverse workforce. Key components of our overall DE&I strategy include:
•Strengthen the diversity of our workforce: We are committed to recruiting and hiring top talent from all backgrounds, providing targeted development for under-represented talent and further integrating DE&I into our policies, processes and practices.
•Advance a culture of inclusion, engagement and belonging: We focus on establishing an equitable culture that removes barriers, engages talent from different backgrounds and inspires employees to reach their full potential. Our current efforts are focused on advancing our employee resources groups, educating our employees on DE&I and continuing our work to build inclusive leadership capabilities.
•Maximize the power of inclusion to drive innovation and growth: We leverage our talent to create diverse teams to solve complex problems and leverage diverse inputs to advance our mission of making healthcare better.
Attracting and Hiring
We understand that every employee drives our success. We focus on attracting, identifying and selecting strong candidates who will be successful at Stryker and ensuring that each person we hire brings the talent, expertise and passion we need to continue to be successful.
Competitive Pay and Benefits
Our compensation and benefits programs are designed to attract and retain top talent and to incentivize performance and alignment to our mission and values.
We offer market-competitive base pay and benefits to our employees in countries around the world. We regularly evaluate our compensation and benefit offerings and levels, using recognized outside consulting firms to ensure fairness and competitiveness in our offerings.
Most of our employees also have variable components to their compensation packages that reward employees based on individual, business unit and/or company-wide performance.

Dollar amounts in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION 2020 FORM 10-K
Information about our Executive Officers

As of January 31, 2021
Name	Age	Title	First Became an Executive Officer
Kevin A. Lobo	55	Chairman and Chief Executive Officer	2011
Yin C. Becker	57	Vice President, Communications, Public Affairs and Corporate Marketing	2016
William E. Berry Jr.	55	Vice President, Corporate Controller and Principal Accounting Officer	2014
Glenn S. Boehnlein	59	Vice President, Chief Financial Officer	2016
M. Kathryn Fink	51	Vice President, Chief Human Resources Officer	2016
Robert S. Fletcher	50	Vice President, Chief Legal Officer	2019
Viju S. Menon	53	Group President, Global Quality and Operations	2018
Timothy J. Scannell	56	President and Chief Operating Officer	2008
Each of our executive officers was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 2021 or until a successor is chosen and qualified or until his or her resignation or removal. Each of our executive officers held the position above or served Stryker in various executive or administrative capacities for at least five years, except for Mr. Fletcher and Mr. Menon. Prior to joining Stryker in April 2019, Mr. Fletcher held various legal leadership roles with Johnson & Johnson for the previous 14 years, most recently as the Worldwide Vice President, Litigation. Prior to joining Stryker in April 2018, Mr. Menon held various senior supply chain leadership roles with Verizon Communications Inc. during the previous eight years, most recently as the Chief Supply Chain Officer.
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
COVID-19 PANDEMIC RISKS
The COVID-19 pandemic has materially adversely affected, and could continue to materially adversely affect, our operations, supply chain, manufacturing, product distribution and other business activities: The global COVID-19 pandemic has led to severe disruptions in the market and the United States and international economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental authorities and private enterprises have implemented, and may continue to implement, numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. A significant number of our global suppliers, vendors, distributors and manufacturing facilities are located in regions that have been affected by the pandemic and those operations have been, and could continue to be, materially affected by restrictive government measures implemented in response to the pandemic. As a result, some of our distributors and indirect channels have at times been unable to distribute our products or provide required services. Any delay or shortage in the supply of components or materials or delay in delivering our products may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales and profitability.
In addition, the pandemic could adversely impact our ability to retain key employees and the continued service and availability of skilled personnel necessary to run our complex productions, as well as our executive officers and other members of our management team, third-party suppliers, manufacturers, distributors and vendors. To the extent our management or other personnel are impacted in significant numbers by the pandemic and are not available to perform their job duties, we could experience delays in, or the suspension of, our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions. Moreover, the actions we take to mitigate the effect of the pandemic on our workforce could reduce the efficiency of our operations or prove insufficient. Further, our relationships with our employees may be disrupted due to the cost-saving and other measures implemented in response to the COVID-19 pandemic, including employee furloughs, which could result in increased employment litigation and claims for severance or other benefits tied to terminations or furloughs or attempts to unionize portions of our workforce. The extent of the pandemic’s effect on our business will depend on future developments, including the duration, spread and intensity of the pandemic and the successful development, distribution and acceptance of vaccines for COVID-19, all of which are uncertain and difficult to predict. We are not able at this time to estimate with certainty the effect of these and other unforeseen factors on our business, but the adverse impact on our business, cash flows, financial condition and results of operations could be material. A prolonged impact of COVID-19 also could heighten many of the other risks described in this report.
We have experienced, and may continue to experience, a significant and unpredictable need to adjust our operations as market demand for certain of our products has shifted and continues to shift or as may be mandated by

Dollar amounts in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION 2020 FORM 10-K
governmental authorities in response to the COVID-19 pandemic: Some of our products are particularly sensitive to reductions in elective medical procedures. Elective medical procedures were suspended, especially in the first and fourth quarters of 2020 and the first quarter of 2021, in many of the markets where our products are marketed and sold, which negatively affected our business, cash flows, financial condition and results of operations. It is not possible to predict the exact timing of a broad resumption of elective medical procedures and, to the extent individuals are required to continue to de-prioritize, delay or cancel elective procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could be negatively affected.
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
LEGAL AND REGULATORY RISKS
Current economic and political conditions make tax rules in jurisdictions subject to significant change: Our future results of operations could be affected by changes in the effective tax rate as a result of changes in tax laws, regulations and judicial rulings. In December 2017 the Tax Cuts and Jobs Act of 2017 was signed into law in the United States. We are continuing to evaluate the impact of tax reform as new guidance and regulations are published. In addition, further changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Cooperation and Development (OECD). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes.
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
The impact of United States healthcare reform legislation on our business remains uncertain: In 2010 the Patient Protection and Affordable Care Act (ACA) was enacted. While the provisions of the ACA are intended to expand access to health insurance coverage and improve the quality of healthcare over time, other provisions of the legislation, including Medicare provisions aimed at decreasing costs, comparative effectiveness research, an independent payment advisory board and pilot programs to evaluate alternative payment methodologies, are having a meaningful effect on the way healthcare is developed and delivered and could have a significant effect on our business. There have been ongoing litigation and congressional efforts to modify or repeal all or certain provisions of the ACA. We face uncertainties that might result from modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.
We are subject to extensive governmental regulation relating to the classification, manufacturing, labeling, marketing and sale of our products: The classification, manufacturing, sterilization, labeling, marketing and sale of our products are subject to extensive and evolving regulations and rigorous regulatory enforcement by the FDA, European Union (EU), the NMPA in China, and other governmental authorities in the United States and internationally. The process of obtaining regulatory clearances and/or approvals to market and sell our products can be costly and time consuming and the clearances and/or approvals might not be granted timely. We have ongoing responsibilities under the laws and regulations applicable to the manufacturing of products within our facilities and those contracted by third parties that are subject to periodic inspections by the FDA and other governmental authorities to determine compliance with the quality system, medical device reporting regulations and other requirements. Costs to comply with regulations, including the EU Medical Device Regulation enacted by the EU in May 2017 and effective in May 2021, the free trade agreement recently executed between the UK and the EU that became effective January 1, 2021, and the regulatory laws established by the NMPA in China, and costs associated with remediation can be significant. If we fail to comply with applicable regulatory requirements, we may be subject to a range of sanctions, including substantial fines, warning letters that require corrective action, product seizures, recalls, the suspension of product manufacturing, revocation of approvals, exclusion from future participation in government healthcare programs, substantial fines and criminal prosecution.
We are subject to federal, state and foreign healthcare regulations, including anti-bribery, anti-corruption, anti-kickback and false claims laws, globally and could face substantial penalties if we fail to comply with such regulations and laws: The relationships that we, and third-parties that market and/or sell our products, have with healthcare professionals, such as physicians, hospitals, healthcare organizations and others, are subject to scrutiny under various state and federal laws often referred to collectively as healthcare

Dollar amounts in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION 2020 FORM 10-K
fraud and abuse laws. In addition, the United States and foreign government regulators have increased the enforcement of the Foreign Corrupt Practices Act (FCPA) and other anti-bribery and anti-kickback laws. We also must comply with a variety of other laws that impose extensive tracking and reporting related to all transfers of value provided to certain healthcare professionals and others. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to monitor compliance or to alter our practices. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment of current or former employees and exclusion from participation in governmental healthcare programs. In 2013 and 2018 we settled claims brought by the United States Securities and Exchange Commission (SEC) related to the FCPA. Pursuant to these settlements, we paid fines and penalties and retained an independent compliance consultant. We are working to implement recommendations that resulted from the independent compliance consultant’s review of our commercial practices.
We are subject to privacy, data protection and data security regulations and laws globally, and could face substantial penalties if we fail to comply with such regulations and laws: We are subject to a variety of laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personally identifiable healthcare information. For example, in the United States, privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, including the expanded requirements under the Health Information Technology for Economic and Clinical Health Act of 2009, establish comprehensive standards with respect to the use and disclosure of protected health information (PHI), by covered entities, in addition to setting standards to protect the confidentiality, integrity and security of PHI. Further, the EU’s General Data Protection Regulation (GDPR), which became effective in May 2018, applies to all of our activities related to products and services that we offer to EU customers and employees. The GDPR established new requirements regarding the handling of personal data and includes significant penalties for non-compliance (including possible fines of up to 4% of total company revenue). Other governmental authorities around the world are considering similar types of legislative and regulatory proposals concerning data protection, which could impose significant limitations and increase our cost of providing our products and services where we process personal data. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to monitor compliance or to alter our practices.
We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements: We are exposed to potential product liability risks inherent in the design, manufacture and marketing of medical devices, many of which are implanted in the human body for long periods of time or indefinitely. We may be exposed to additional potential product liability risks related to products designed, manufactured and marketed in response to the COVID-19 pandemic, including discretionary products and products permitted under the Emergency Use Authorization granted by the FDA. We are currently defendants in a number of product liability matters, including those relating to our Rejuvenate and ABGII Modular-Neck hip stems, LFIT Anatomic CoCr V40 Femoral Heads and the product liability lawsuits and claims relating to Wright legacy hip products discussed in Note 7 to our Consolidated Financial Statements. These matters are subject to many uncertainties and outcomes are not predictable. Further, in November 2020 the European Parliament voted in favor of the European Representative Actions Directive (the Collective Redress Directive), which mandates a class action regime in each member state to facilitate domestic and cross-border class actions in a wide range of areas, including product liability claims with medical devices. The Collective Redress Directive will take effect in 2023 after a 24-month implementation period. The Collective Redress Directive, when implemented, could result in additional litigation risks and significant legal expenses for us. In addition, we may incur significant legal expenses regardless of whether we are found to be liable.
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
MARKET RISKS
We have exposure to exchange rate fluctuations on cross border transactions and translation of local currency results into United States Dollars: We report our financial results in United States Dollars and approximately 30% of our net sales are denominated in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro and Japanese Yen. Cross border transactions with external parties and intercompany relationships result in increased exposure to foreign currency exchange effects. While we use derivative instruments to manage the impact of currency exchange, our hedging strategies may not be successful, and our unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or strengthening of the United States Dollar results in favorable or unfavorable translation effects when the results of our foreign locations are translated into United States Dollars.
Additional capital that we may require in the future may not be available to us or may only be available to us on unfavorable terms, which could negatively affect our liquidity: Our future capital requirements will depend on many factors, including operating requirements, current and future acquisitions and the need to refinance existing debt. Our ability to issue additional debt or enter into other financing arrangements on acceptable terms could be adversely affected by our debt levels, unfavorable changes in economic conditions or uncertainties that affect the capital markets, including disruption caused by the COVID-19 pandemic. Changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our access to and cost of financing. Higher

Dollar amounts in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION 2020 FORM 10-K
borrowing costs or the inability to access capital markets could adversely affect our ability to support future growth and operating requirements. In addition, we have experienced, and could continue to experience, loss of sales and profits due to delayed payments or insolvency of healthcare professionals, hospitals and other customers and suppliers facing liquidity issues caused by the COVID-19 pandemic. As a result, we may be compelled to take additional measures to preserve our cash flow, including through the reduction of operating expenses or suspension of dividend payments, at least until the consequences of the pandemic subside.
BUSINESS AND OPERATIONAL RISKS
We are subject to cost containment measures in the United States and other countries resulting in pricing pressures: Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets in which we do business. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. For example, China has implemented a volume-based procurement process designed to decrease prices for medical devices and other products. Pricing pressure has also increased due to continued consolidation among healthcare providers, trends toward managed care, the shift toward governments becoming the primary payers of healthcare expenses, reduction in reimbursement levels and medical procedure volumes and government laws and regulations relating to sales and promotion, reimbursement and pricing generally.
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
We are subject to additional risks associated with our extensive global operations: We develop, manufacture and distribute our products globally. Our global operations are subject to risks and potential costs, including changes in reimbursement, changes in regulatory requirements, differing local product preferences and product requirements, diminished protection of intellectual property in some countries, tariffs and other trade protection measures, international trade disputes and import or export requirements, difficulty in staffing and managing foreign operations, introduction of new internal business structures and programs, political and economic instability (such as the United Kingdom's exit from the European Union, commonly referred to as "Brexit"), and disruptions of transportation due to a global pandemic of contagious diseases like COVID-19 or otherwise, such as reduced availability of transportation, port closures, increased border controls or closures, increased transportation costs and increased security threats to our supply chain. Our business could be adversely impacted if we are unable to successfully manage these and other risks of global operations in an increasingly volatile environment.
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
We may be unable to capitalize on the Wright acquisition: The success of the Wright acquisition will depend, in part, on our ability to successfully combine and integrate Wright into our businesses and realize the anticipated benefits, including synergies, from the transaction. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected.
The integration of Wright into Stryker may result in material challenges, including: the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies; blending the cultures of Stryker and Wright; maintaining employee morale and retaining key management, sales and other employees; retaining existing business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process; consolidating corporate and administrative infrastructures and eliminating duplicative operations; unanticipated issues in integrating information technology, communications and other systems; continuing the regular and uninterrupted cadence of product launches; and unforeseen

Dollar amounts in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION 2020 FORM 10-K
costs, expenses and liabilities (including litigation related liabilities) associated with the acquisition.
We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers: We rely extensively on information technology (IT) systems to conduct business. In addition, we rely on networks and services, including internet sites, cloud and SaaS solutions, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and product offerings, as well as the confidentiality, availability and integrity of our data. A security breach, whether of our products, of our customers’ network security and systems or of third-party hosting services, could impact the use of such products and the security of information stored therein. While we have made investments seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. In addition, a greater number of our employees working remotely during the COVID-19 pandemic has exposed us, and may continue to expose us to greater risks related to cybersecurity and cyber-liability. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action.
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
Interruption of manufacturing operations could adversely affect our business: We and our suppliers have manufacturing sites all over the world; however, the manufacturing of certain of our product lines is concentrated in one or more plants or geographic regions. Orthopaedics has principal manufacturing and distribution facilities in the United States in Florida, Georgia, Minnesota, New Jersey, Tennessee and Virginia and outside the United States in China, France, Germany, Ireland and Switzerland. MedSurg has principal manufacturing and distribution facilities in the United States in Arizona, California, Florida, Illinois, Michigan, Puerto Rico, Texas and Washington and outside the United States in France, Germany, Ireland, Mexico, Switzerland and Turkey. Neurotechnology and Spine has principal manufacturing and distribution facilities in Illinois, Utah and Virginia and outside the United States in China, France, Ireland and Switzerland. Damage to our facilities, to our suppliers’ or service providers' facilities, or to our central distribution centers in Indiana and the Netherlands as a result of natural disasters or otherwise, as well as issues in our manufacturing arising from a failure to follow specific internal protocols and procedures, compliance concerns relating to the quality systems regulation, equipment breakdown or malfunction, environmental hazard incidents or changes to environmental regulations or other factors, could adversely affect the availability of our products. In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing affected products to meet customer demand. In the event of a significant interruption, we may experience lengthy delays in resuming production of affected products due to the need for regulatory approvals, and we may experience loss of market share, additional expense and harm to our reputation.
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
Our insurance program may not be adequate to cover future losses: We maintain third-party insurance to cover our exposure to certain property and casualty losses and are self-insured for claims and expenses related to other property and casualty losses, including product liability, intellectual property infringement and enforcement, environmental, and cybersecurity and data privacy losses. We manage a portion of our exposure to self-insured losses through a wholly-owned captive insurance company. Insurance coverage limits provided by third-party

Dollar amounts in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION 2020 FORM 10-K
insurers and/or our captive may not be sufficient to fully cover unanticipated losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
We have approximately 28 company-owned and 353 leased locations worldwide including 56 manufacturing locations. We believe that our properties are in good operating condition and adequate for the manufacture and distribution of our products. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

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
Our Board of Directors considers payment of cash dividends at its quarterly meetings. On January 31, 2021 there were 2,582 shareholders of record of our common stock.
We did not repurchase any shares in the three months ended December 31, 2020 and the total dollar value of shares that could be acquired under our authorized repurchase program at December 31, 2020 was $1,033. As previously announced we intend to maintain the suspension of our share repurchase program through 2021.
In the fourth quarter 2020 we did not issue shares of our common stock as performance incentive awards to employees. When issued, these shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
The following graph compares our total returns (including reinvestments of dividends) against the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Index. The graph assumes $100 (not in millions) invested on December 31, 2015 in our common stock and each of the indices.

Company / Index	2015	2016	2017	2018	2019	2020
Stryker Corporation	$100.00	$130.69	$170.99	$175.15	$237.03	$280.09
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
S&P 500 Health Care Index	$100.00	$97.31	$118.79	$126.47	$152.81	$173.36

Dollar amounts in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION 2020 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Earnings Data	2020	2019	2018	2017	2016
Net sales	$14,351	$14,884	$13,601	$12,444	$11,325
Cost of sales	5,294	5,188	4,663	4,264	3,821
Gross profit	$9,057	$9,696	$8,938	$8,180	$7,504
Research, development and engineering expenses	984	971	862	787	715
Selling, general and administrative expenses	5,361	5,356	5,099	4,552	4,137
Recall charges	17	192	23	173	158
Amortization of intangible assets	472	464	417	371	319
Total operating expenses	$6,834	$6,983	$6,401	$5,883	$5,329
Operating income	$2,223	$2,713	$2,537	$2,297	$2,175
Other income (expense), net	(269)	(151)	(181)	(234)	(254)
Earnings before income taxes	$1,954	$2,562	$2,356	$2,063	$1,921
Income taxes	355	479	(1,197)	1,043	274
Net earnings	$1,599	$2,083	$3,553	$1,020	$1,647

Net earnings per share of common stock:
Basic	$4.26	$5.57	$9.50	$2.73	$4.40
Diluted	$4.20	$5.48	$9.34	$2.68	$4.35

Dividends declared per share of common stock	$2.355	$2.135	$1.93	$1.745	$1.565

Balance Sheet Data
Cash, cash equivalents and current marketable securities	$3,024	$4,425	$3,699	$2,793	$3,384
Accounts receivable, net	2,701	2,893	2,332	2,198	1,967
Inventories(1)	3,494	2,980	2,955	2,465	2,030
Property, plant and equipment, net	2,752	2,567	2,291	1,975	1,569
Total assets	$34,330	$30,167	$27,229	$22,197	$20,435
Accounts payable	810	675	646	487	437
Total debt	13,991	11,090	9,859	7,222	6,914
Shareholders’ equity	$13,084	$12,807	$11,730	$9,980	$9,550

Cash Flow Data
Net cash provided by operating activities	$3,277	$2,191	$2,610	$1,559	$1,915
Purchases of property, plant and equipment	487	649	572	598	490
Depreciation	340	314	306	271	227
Acquisitions, net of cash acquired	4,222	802	2,451	831	4,332
Amortization of intangible assets	472	464	417	371	319
Dividends paid	863	778	703	636	568
Repurchase of common stock	—	307	300	230	13

Other Data
Number of shareholders of record	2,597	2,636	2,732	2,850	3,010
Approximate number of employees	43,000	40,000	36,000	33,000	33,000

(1)    Loaner instrumentation not intended to be sold of $302 in 2019 has been reclassified from inventories to other noncurrent assets to conform with current year presentation. Refer to Note 1 to our Consolidated Financial Statements for further information.

Dollar amounts in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION 2020 FORM 10-K

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
Some of our products are particularly sensitive to reductions in elective medical procedures. Elective medical procedures were suspended in the first quarter of 2020 in many of the markets where our products are marketed and sold, which negatively affected our business, cash flows, financial condition and results of operations. While we saw progressive improvement in the second and third quarters, to the extent individuals are required to continue to de-prioritize or delay elective procedures as a result of the COVID-19 pandemic or otherwise, as we experienced in the fourth quarter, our business, cash flows, financial condition and results of operations could be negatively affected.
Overview of 2020
The response to the COVID-19 pandemic has included unprecedented measures to slow the spread of the virus taken by local governments and health care authorities globally, including the postponement of elective medical procedures and social contact restrictions, which have had, and could continue to have, a significant negative impact on Stryker’s operations and financial results.
In 2020 reported net sales declined 3.6%. Excluding the impact of acquisitions, sales declined 4.8% in constant currency. We reported net earnings of $1,599 and net earnings per diluted share of $4.20. Excluding the impact of certain items, we achieved adjusted net earnings(1) of $2,827 and adjusted net earnings per diluted share(1) of $7.43 representing a decline of 10.0%.
We continued our capital allocation strategy by investing $4,222 in acquisitions and paying $863 in dividends to our shareholders.
In 2020 we received $3,292 from issuance of debt and had total debt repayments of $2,297. We exercised our right under the acquisition clause of our credit and term loan facilities to increase the maximum permitted leverage to 5.0:1 effective as of December 31, 2020. Refer to Note 10 to our Consolidated Financial Statements for further information.
In 2020 we completed acquisitions for total net cash consideration of $4,222 and $82 in future milestone payments primarily due upon the achievement of certain regulatory and commercial milestones. In November 2020 we completed the acquisition of Wright for $30.75 per share, or an aggregate purchase price of $4.1 billion ($5.6 billion including convertible notes). Wright is a global medical device company focused on extremities and biologics. Wright is part of our Trauma and Extremities business within Orthopaedics. In December 2020 we completed the acquisition of OrthoSensor, Inc. (OrthoSensor). OrthoSensor is a leader in the digital evolution of musculoskeletal care and sensor technology for total joint replacement. OrthoSensor is part of our Joint Replacement business within Orthopaedics.
In 2020 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of December 31, 2020. We previously announced our intention to suspend our share repurchase program through 2021.
(1)    Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Net Sales			Percentage Change
	2020	2019	2018	2020	2019	2018	Current Year End	Prior Year End
Net sales	$14,351	$14,884	$13,601	100.0%	100.0%	100.0%	(3.6)%	9.4%
Gross profit	9,057	9,696	8,938	63.1	65.1	65.7	(6.6)	8.5
Research, development and engineering expenses	984	971	862	6.9	6.5	6.3	1.3	12.6
Selling, general and administrative expenses	5,361	5,356	5,099	37.4	36.0	37.5	0.1	5.0
Recall charges, net of insurance proceeds	17	192	23	0.1	1.3	0.2	(91.1)	nm
Amortization of intangible assets	472	464	417	3.3	3.1	3.1	1.7	11.3
Other income (expense), net	(269)	(151)	(181)	(1.9)	(1.0)	(1.3)	78.1	(16.6)
Income taxes	355	479	(1,197)				(25.9)	nm
Net earnings	$1,599	$2,083	$3,553	11.1%	14.0%	26.1%	(23.2)%	(41.4)%

Net earnings per diluted share	$4.20	$5.48	$9.34				(23.4)%	(41.3)%
Adjusted net earnings per diluted share(1)	$7.43	$8.26	$7.31				(10.0)%	13.0%

Dollar amounts in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION 2020 FORM 10-K

Geographic and Segment Net Sales				Percentage Change
				Current Year End		Prior Year End
	2020	2019	2018	As Reported	Constant Currency	As Reported	Constant Currency
Geographic:
United States	$10,455	$10,957	$9,848	(4.6)%	(4.6)%	11.3%	11.3%
International	3,896	3,927	3,753	(0.8)	(0.9)	4.6	9.3
Total	$14,351	$14,884	$13,601	(3.6)%	(3.6)%	9.4%	10.7%
Segment:
Orthopaedics	$4,959	$5,252	$4,991	(5.6)%	(5.7)%	5.2%	6.7%
MedSurg	6,400	6,492	6,045	(1.4)	(1.3)	8.8	9.9
Neurotechnology and Spine	2,992	3,140	2,565	(4.7)	(4.9)	19.2	20.5
Total	$14,351	$14,884	$13,601	(3.6)%	(3.6)%	9.4%	10.7%

Supplemental Net Sales Growth Information
			Percentage Change							Percentage Change
					United States	International						United States	International
	2020	2019	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2019	2018	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$1,567	$1,815	(13.7)%	(13.7)%	(13.1)%	(15.3)%	(15.5)%	$1,815	$1,701	6.7%	8.1%	8.2%	2.6%	7.6%
Hips	1,206	1,383	(12.8)	(12.7)	(12.0)	(14.1)	(13.8)	1,383	1,336	3.5	5.2	5.4	0.3	4.8
Trauma and Extremities	1,722	1,639	5.1	4.7	8.4	(0.9)	(1.9)	1,639	1,580	3.7	5.2	4.9	1.6	5.8
Other	464	415	11.7	11.4	15.8	(4.9)	(6.5)	415	374	11.2	12.0	11.5	10.0	14.2
	$4,959	$5,252	(5.6)%	(5.7)%	(3.9)%	(9.2)%	(9.6)%	$5,252	$4,991	5.2%	6.7%	6.8%	1.9%	6.4%
MedSurg:
Instruments	$1,863	$1,959	(5.0)%	(5.0)%	(4.7)%	(6.1)%	(6.2)%	$1,959	$1,822	12.0%	13.1%	12.9%	8.7%	13.8%
Endoscopy	1,763	1,983	(11.1)	(11.0)	(10.7)	(12.5)	(12.2)	1,983	1,846	7.5	8.6	10.1	(1.8)	3.4
Medical	2,524	2,264	11.5	11.8	6.9	28.9	30.3	2,264	2,118	6.9	8.1	9.6	(2.4)	2.9
Sustainability	250	286	(12.3)	(12.3)	(12.4)	nm	nm	286	259	10.4	10.4	9.9	nm	nm
	$6,400	$6,492	(1.4)%	(1.3)%	(2.9)%	4.7%	5.3%	$6,492	$6,045	8.8%	9.9%	10.8%	1.3%	6.5%
Neurotechnology and Spine:
Neurotechnology	$1,945	$1,983	(1.9)%	(2.1)%	(7.7)%	8.8%	8.2%	$1,983	$1,737	13.5%	14.9%	13.9%	12.7%	16.7%
Spine	1,047	1,157	(9.5)	(9.6)	(12.5)	(0.6)	(0.9)	1,157	828	31.1	32.3	34.7	21.3	25.4
	$2,992	$3,140	(4.7)%	(4.9)%	(9.6)%	6.1%	5.6%	$3,140	$2,565	19.2%	20.5%	21.3%	14.9%	18.9%
Total	$14,351	$14,884	(3.6)%	(3.6)%	(4.6)%	(0.8)%	(0.9)%	$14,884	$13,601	9.4%	10.7%	11.3%	4.6%	9.3%
nm - not meaningful

Consolidated Net Sales
Consolidated net sales in 2020 were significantly negatively impacted by the global response to the COVID-19 pandemic. Consolidated net sales decreased 3.6% as reported and in constant currency. Excluding the 1.2% impact of acquisitions, net sales in constant currency decreased by 4.1% from decreased unit volume and 0.7% due to lower prices. The unit volume decrease was primarily due to lower shipments of instruments, endoscopy, neurotechnology, spine, knee and hip products partially offset by higher shipments of medical products.
Consolidated net sales in 2019 increased 9.4% as reported and 10.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.3%. Excluding the 2.6% impact of acquisitions, net sales in constant currency increased by 9.0% from increased unit volume partially offset by 0.9% due to lower prices. The unit volume increase was primarily due to higher shipments of medical, instruments, endoscopy, neurotechnology, knee, hip and trauma and extremities products.
Orthopaedics Net Sales
Orthopaedics net sales in 2020 decreased 5.6% as reported and 5.7% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.1%. Excluding the 2.4% impact of acquisitions, net sales in constant currency decreased due to the postponement of elective medical procedures as part of the global response to the COVID-19 pandemic with 6.6% from decreased unit volume and 1.5% due to lower prices. The unit volume decrease was primarily due to lower shipments of knee, hip and trauma and extremities products.
Orthopaedics net sales in 2019 increased 5.2% as reported and 6.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.5%. Net sales in constant currency increased by 8.2% from unit volume partially offset by 1.5% due to lower prices. The unit volume increase was primarily due to higher shipments of knee, hip and trauma and extremities products.
MedSurg Net Sales
MedSurg net sales in 2020 decreased 1.4% as reported and 1.3% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.1%. Excluding the 0.5% impact of acquisitions, net sales in constant currency decreased by 1.8% from decreased unit volume with a nominal impact from changes in pricing. The unit volume decrease was primarily due to lower shipments of instruments, endoscopy, and sustainability solutions products partially offset by higher shipments of medical products.
MedSurg net sales in 2019 increased 8.8% as reported and 9.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.1%. Excluding the 1.0% impact of acquisitions, net sales in constant currency increased by 9.4% from increased unit volume partially offset by 0.5% due to lower prices. The unit volume increase was primarily due to higher shipments of medical, instruments, endoscopy and sustainability solutions products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales in 2020 decreased 4.7% as reported and 4.9% in constant currency, as foreign currency

Dollar amounts in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION 2020 FORM 10-K
exchange rates positively impacted net sales by 0.2%. Excluding the 0.8% impact of acquisitions, net sales in constant currency decreased by 4.9% from decreased unit volume and 0.8% due to lower prices. The unit volume decrease was primarily due to lower shipments of spine and neurotechnology products.
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
Gross Profit
Gross profit was significantly negatively impacted by the global response to the COVID-19 pandemic in 2020, decreasing as a percentage of net sales to 63.1% from 65.1% in 2019. Excluding the impact of the items noted below, gross profit decreased to 63.8% from 65.9% in 2019 primarily due to lower sales volumes, lower selling prices, lower manufacturing volumes and unfavorable product mix due to the postponement of elective medical procedures as part of the global response to the COVID-19 pandemic.
Gross profit as a percentage of net sales decreased to 65.1% in 2019 from 65.7% in 2018. Excluding the impact of the items noted below, gross profit decreased to 65.9% in 2019 from 66.1% in 2018 primarily due to the impact of lower selling prices.

				Percent Net Sales
	2020	2019	2018	2020	2019	2018
Reported	$9,057	$9,696	$8,938	63.1%	65.1%	65.7%
Inventory stepped up to fair value	48	67	16	0.3	0.5	0.1
Restructuring-related and other charges	53	38	27	0.4	0.3	0.3
Medical device regulations	2	6	2	—	—	—
Adjusted	$9,160	$9,807	$8,983	63.8%	65.9%	66.1%
Research, Development and Engineering Expenses
Research, development and engineering expenses as a percentage of net sales increased to 6.9% in 2020 from 6.5% in 2019 and 6.3% in 2018. Excluding the impact of the items noted below, expenses increased to 6.3% in 2020 from 6.1% in 2019 and were consistent with 2018. Projects to develop new products, investments in new technologies, integration of recent acquisitions and the impact of lower sales contributed to the increase partially offset by operating expense savings actions in response to the COVID-19 pandemic.

				Percent Net Sales
	2020	2019	2018	2020	2019	2018
Reported	$984	$971	$862	6.9%	6.5%	6.3%
Medical device regulations	(79)	(56)	(10)	(0.6)	(0.4)	—
Adjusted	$905	$915	$852	6.3%	6.1%	6.3%
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales in 2020 increased to 37.4% from 36.0% in 2019 and included charges related to certain in process asset impairments (primarily the portion of our investment in a new global ERP system that was in process of being developed for future deployment) and other exit costs resulting from our decision to suspend certain investments due to pandemic-related constraints. Excluding the impact of the items noted below, expenses decreased to 33.1% in 2020 from 33.5% in 2019 primarily due to operating expense savings actions taken in response to the COVID-19 pandemic.
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

				Percent Net Sales
	2020	2019	2018	2020	2019	2018
Reported	$5,361	$5,356	$5,099	37.4%	36.0%	37.5%
Other acquisition and integration-related	(194)	(208)	(108)	(1.4)	(1.4)	(0.8)
Restructuring-related and other charges	(406)	(188)	(192)	(2.9)	(1.3)	(1.4)
Regulatory and legal matters	(6)	24	(185)	—	0.2	(1.4)
Adjusted	$4,755	$4,984	$4,614	33.1%	33.5%	33.9%
Recall Charges, Net of Insurance Proceeds
Recall charges were $17, $192 and $23 in 2020, 2019 and 2018. Charges were primarily due to the previously disclosed Rejuvenate and ABGII Modular-Neck hip stems and LFIT V40 femoral head voluntary recalls. Refer to Note 7 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $472, $464 and $417 in 2020, 2019 and 2018. The increase in 2020 and 2019 was due to acquisitions. Refer to Notes 6 and 8 to our Consolidated Financial Statements for further information.
Operating Income
Operating income was significantly negatively impacted by the global response to the COVID-19 pandemic in 2020, decreasing as a percentage of sales to 15.5% from 18.2% in 2019 and 18.7% in 2018. Excluding the impact of the items noted below, operating income decreased to 24.4% of sales in 2020 from 26.3% in 2019 and 25.9% in 2018, primarily due to unfavorable business mix and the impact of lower sales volumes from the postponement of elective medical procedures as part of the global response to the COVID-19 pandemic partially offset by continued focus on our operating expense savings actions.

				Percent Net Sales
	2020	2019	2018	2020	2019	2018
Reported	$2,223	$2,713	$2,537	15.5%	18.2%	18.7%
Inventory stepped up to fair value	48	67	15	0.3	0.5	0.1
Other acquisition and integration-related	194	208	108	1.4	1.4	0.8
Amortization of intangible assets	472	464	417	3.3	3.2	3.0
Restructuring-related and other charges	458	226	220	3.2	1.5	1.6
Medical device regulations	81	62	12	0.6	0.4	0.1
Recall-related matters	17	192	23	0.1	1.3	0.2
Regulatory and legal matters	6	(24)	185	—	(0.2)	1.4
Adjusted	$3,499	$3,908	$3,517	24.4%	26.3%	25.9%
Other Income (Expense), Net
Other income (expense), net was ($269), ($151) and ($181) in 2020, 2019 and 2018. The increase in net expense in 2020 was primarily due to increased interest expense driven by the

Dollar amounts in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION 2020 FORM 10-K
additional debt from the bond offerings completed in December 2019 and June 2020. Refer to Note 10 to our Consolidated Financial Statements for further information.
Income Taxes
Our effective tax rate was 18.2%, 18.7% and (50.8%) for 2020, 2019 and 2018. The effective income tax rate for 2020 reflects the continued lower effective income tax rates as a result of our European operations, the tax effect related to the transfer of intellectual property between tax jurisdictions and the tax effect of future remittances of the undistributed earnings of foreign subsidiaries.
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
Net Earnings
Earnings were significantly negatively impacted by the global response to the COVID-19 pandemic in 2020. Net earnings decreased to $1,599 or $4.20 per diluted share from $2,083 or $5.48 per diluted share in 2019 and $3,553 or $9.34 per diluted share in 2018. Adjusted net earnings per diluted share(1) of $7.43 decreased 10.0% from $8.26 in 2019 compared to $7.31 in 2018. The impact of foreign currency exchange rates reduced net earnings per diluted share by approximately $0.02, $0.14 and $0.06 in 2020, 2019 and 2018.

				Percent Net Sales
	2020	2019	2018	2020	2019	2018
Reported	$1,599	$2,083	$3,553	11.1%	14.0%	26.1%
Inventory stepped up to fair value	36	51	9	0.3	0.3	0.1
Other acquisition and integration-related	157	160	90	1.1	1.1	0.7
Amortization of intangible assets	381	375	338	2.6	2.6	2.5
Restructuring-related and other charges	397	180	179	2.8	1.2	1.3
Medical device regulations	63	48	10	0.4	0.3	0.1
Recall-related matters	13	154	18	0.1	1.0	0.1
Regulatory and legal matters	8	(33)	141	0.1	(0.2)	1.0
Tax matters	173	121	(1,559)	1.2	0.8	(11.5)
Adjusted	$2,827	$3,139	$2,779	19.7%	21.1%	20.4%
Non-GAAP Financial Measures
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth in constant currency; percentage organic sales growth; adjusted gross profit; adjusted selling, general and administrative expenses; adjusted research, development and engineering expenses; adjusted operating income; adjusted other income (expense), net; adjusted effective income tax rate; adjusted net earnings; adjusted net earnings per diluted share (Diluted EPS); free cash flow; and free cash flow conversion. We believe these non-GAAP financial measures provide meaningful information to assist investors and shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current and prior year results at the same foreign currency exchange rate. To measure percentage organic sales growth, we remove the impact of changes in foreign currency exchange rates and acquisitions, which affect the comparability and trend of sales. Percentage organic sales growth is calculated by translating current year results at prior year average foreign currency exchange rates excluding the impact of acquisitions. To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. These adjustments are irregular in timing and may not be indicative of our past and future performance. The following are examples of the types of adjustments that may be included in a period:
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
To measure free cash flow, we adjust cash provided by operating activities by the amount of purchases of property, plant and equipment and proceeds from long-lived asset disposals and remove the impact of certain legal settlements and recall payments. To measure free cash flow conversion we divide free cash flow by adjusted net earnings.
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

STRYKER CORPORATION 2020 FORM 10-K
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

Reconciliation of the Most Directly Comparable GAAP Financial Measure to Non-GAAP Financial Measure

2020	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$9,057	$5,361	$984	$2,223	$(269)	$1,599	18.2%	$4.20
Acquisition and integration-related charges:
Inventory stepped-up to fair value	48	—	—	48	—	36	0.3	0.10
Other acquisition and integration-related	—	(194)	—	194	—	157	0.7	0.41
Amortization of purchased intangible assets	—	—	—	472	—	381	1.6	1.00
Restructuring-related and other charges	53	(406)	—	458	—	397	0.2	1.04
Medical device regulations	2	—	(79)	81	—	63	0.4	0.17
Recall-related matters	—	—	—	17	—	13	0.1	0.03
Regulatory and legal matters	—	(6)	—	6	—	8	(0.1)	0.02
Tax Matters	—	—	—	—	4	173	(8.8)	0.46
Adjusted	$9,160	$4,755	$905	$3,499	$(265)	$2,827	12.6%	$7.43

2019	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$9,696	$5,356	$971	$2,713	$(151)	$2,083	18.7%	$5.48
Acquisition and integration-related charges:
Inventory stepped-up to fair value	67	—	—	67	—	51	0.2	0.13
Other acquisition and integration-related	—	(208)	—	208	—	160	0.6	0.42
Amortization of purchased intangible assets	—	—	—	464	—	375	0.6	0.99
Restructuring-related and other charges	38	(188)	—	226	—	180	0.4	0.47
Medical device regulations	6	—	(56)	62	—	48	0.2	0.13
Recall-related matters	—	—	—	192	—	154	0.3	0.41
Regulatory and legal matters	—	24	—	(24)	—	(33)	0.5	(0.09)
Tax Matters	—	—	—	—	(30)	121	(5.7)	0.32
Adjusted	$9,807	$4,984	$915	$3,908	$(181)	$3,139	15.8%	$8.26

2018	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$8,938	$5,099	$862	$2,537	$(181)	$3,553	(50.8)%	$9.34
Acquisition and integration-related charges:
Inventory stepped-up to fair value	16	—	—	15	—	9	0.2	0.02
Other acquisition and integration-related	—	(108)	—	108	—	90	—	0.24
Amortization of purchased intangible assets	—	—	—	417	—	338	0.4	0.89
Restructuring-related and other charges	27	(192)	—	220	—	179	0.1	0.47
Medical device regulations	2	—	(10)	12	—	10	—	0.03
Recall-related matters	—	—	—	23	—	18	—	0.05
Regulatory and legal matters	—	(185)	—	185	—	141	0.6	0.37
Tax Matters	—	—	—	—	—	(1,559)	66.2	(4.10)
Adjusted	$8,983	$4,614	$852	$3,517	$(181)	$2,779	16.7%	$7.31

	2020	2019	2018
Cash provided by operating activities	$3,277	$2,191	$2,610
Purchases of property, plant and equipment	(487)	(649)	(572)
Proceeds from long-lived asset disposals	14	3	—
Legal settlement proceeds	—	(100)	—
Recall payments	17	177	90
Free cash flow	$2,821	$1,622	$2,128
Adjusted net earnings	2,827	3,139	2,779
Free cash flow conversion	99.8%	51.7%	76.6%

Dollar amounts in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION 2020 FORM 10-K
FINANCIAL CONDITION AND LIQUIDITY

	2020	2019	2018
Net cash provided by operating activities	$3,277	$2,191	$2,610
Net cash used in investing activities	(4,701)	(1,455)	(2,857)
Net cash provided by (used in) financing activities	(11)	3	1,329
Effect of exchange rate changes	41	(18)	(8)
Change in cash and cash equivalents	$(1,394)	$721	$1,074
We believe our financial condition continues to be of high quality, as evidenced by our ability to generate substantial cash from operations and to readily access capital markets at competitive rates despite the COVID-19 pandemic. Operating cash flow provides the primary source of cash to fund operating needs and capital expenditures. Excess operating cash is used first to fund acquisitions to complement our portfolio of businesses. Other discretionary uses include dividends and share repurchases; however, in 2019 we announced our intention to suspend our share repurchase program for 2020 and 2021. We supplement operating cash flow with debt to fund our activities as necessary. Our overall cash position reflects our business results and a global cash management strategy that takes into account liquidity management, economic factors and tax considerations.
Operating Activities
Cash provided by operating activities was $3,277, $2,191 and $2,610 in 2020, 2019 and 2018. The increase from 2019 was primarily due to cash from working capital, including higher accounts receivable collections, less spending on inventory due to lower production from lower sales and an increase in our accounts payable, partially offset by decreased net earnings.
Investing Activities
Cash used in investing activities was $4,701, $1,455 and $2,857 in 2020, 2019 and 2018. The increase in cash used in 2020 was primarily due to the acquisition of Wright and OrthoSensor. In 2019 we acquired Mobius and certain other businesses and related assets. In 2018 we acquired Entellus and K2M.
Financing Activities
Cash provided by (used in) financing activities was ($11), $3 and $1,329 in 2020, 2019 and 2018. The change in cash was primarily driven by securing a $400 term loan in November 2020, the issuance of $600 of notes in November 2020 and $2,300 of notes in June 2020, offset by total debt repayments of $2,297 and dividend payments of $863 in 2020. This is compared to the issuance of €2.4 billion of notes in November 2019 and repayments of $1,342 of debt, dividend payments of $778 and share repurchases of $307 in 2019. Share repurchases were suspended in 2020.
We maintain debt levels that we consider appropriate after evaluating a number of factors including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and overall cost of capital. Refer to Note 10 to our Consolidated Financial Statements for further information.

	2020	2019	2018
Dividends paid per common share	$2.30	$2.08	$1.88
Total dividends paid to common shareholders	$863	$778	$703
Total amount paid to repurchase common stock	$—	$307	$300
Shares of repurchased common stock (in millions)	—	1.9	1.9
Liquidity
Cash, cash equivalents and marketable securities were $3,024 and $4,425, and our current assets exceeded current liabilities by $4,666 and $6,658 on December 31, 2020 and 2019. Despite the impact from the COVID-19 pandemic, we anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper, existing credit lines and capital expenditure and operating expense reductions. We maintain a revolving credit facility with $1.5 billion of committed capital which expires in August 2023 and a $1.5 billion unsecured revolving credit facility that matures in April 2021.
We raised funds in the capital markets in 2020, 2019 and 2018 and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 30% and 25% on December 31, 2020 and 2019. We intend to use this cash to expand operations organically and through acquisitions.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
As further described in Note 7 to our Consolidated Financial Statements, in 2020 we recorded charges to earnings related to the Rejuvenate and ABG II, LFIT Anatomic CoCr V40 Femoral Heads recall matters and recorded product liabilities relating to Wright legacy hip products claims. Recorded reserves represent the minimum of the range of probable cost remaining to resolve these matters. The final outcome of these matters is dependent on many variables that are difficult to predict. The ultimate cost to entirely resolve these matters may be materially different from the amount of the current estimates and could have a material adverse effect on our financial position, results of operations and cash flows. We are not able to reasonably estimate the future periods in which payments will be made.
As further described in Note 11 to our Consolidated Financial Statements, on December 31, 2020 we had a reserve for uncertain income tax positions of $457. Due to uncertainties regarding the ultimate resolution of income tax audits, we are not able to reasonably estimate the future periods in which any income tax payments to settle these uncertain income tax positions will be made.
As further described in Note 12 to our Consolidated Financial Statements, on December 31, 2020 our defined benefit pension plans were underfunded by $596, of which approximately $588 related to plans outside the United States. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset performance, changes in interest rates and potential changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the amounts that may be required to fund defined benefit pension plans.

Contractual Obligations	Total	2021	2022 - 2023	2024 - 2025	After 2025
Total debt	$14,115	$761	$1,672	$3,036	$8,646
Interest payments	3,855	310	598	539	2,408
Unconditional purchase obligations	1,587	1,294	134	104	55
Operating leases	420	110	152	68	90
United States Tax Cuts and Jobs Act Transition Tax	595	63	182	350	—
Other	182	17	18	6	141
Total	$20,754	$2,555	$2,756	$4,103	$11,340

Dollar amounts in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION 2020 FORM 10-K
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

STRYKER CORPORATION 2020 FORM 10-K
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
Our annual impairment testing indicated that all reporting unit goodwill fair values significantly exceeded their respective recorded values. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates and future cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could materially affect our results of operations.
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
Legal and Other Contingencies
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property, and other matters that are more fully described in Note 7 to our Consolidated Financial Statements. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management had sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred, which could unfavorably affect future operating results. We are currently self-insured for certain claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 to our Consolidated Financial Statements for further information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We sell our products globally and, as a result, our financial results could be significantly affected by factors such as market risk exposure from weak economic conditions, exchange rate risk and the impacts of the COVID-19 pandemic on our operations and financial results. Our operating results are primarily exposed to changes in exchange rates among the United States Dollar, Australian Dollar, British Pound, Canadian Dollar, Euro and Japanese Yen. We develop and manufacture products in the United States, Canada, China, France, Germany, Ireland, Japan, Mexico, Puerto Rico, Switzerland and Turkey and incur costs in the applicable local currencies. This global deployment of facilities serves to partially mitigate the impact of currency exchange rate changes on our cost of sales. Refer to Notes 1, 4 and 5 to our Consolidated Financial Statements for information regarding our use of derivative instruments to mitigate these risks. A hypothetical 10% change in foreign currencies relative to the United States Dollar would change the December 31, 2020 fair value of these instruments by approximately $550.
We are not able to quantify the impacts of the COVID-19 pandemic on our financial results. Qualitative disclosures about the COVID-19 pandemic are included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A "Risk Factors" of this Form 10-K.

Dollar amounts in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION 2020 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Stryker Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2021 expressed an unqualified opinion thereon.
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

Business Combinations
Description of the Matter
As described in Note 6 to the consolidated financial statements, in 2020 the Company completed the acquisition of all the outstanding equity of Wright Medical Group N.V. (Wright) for total consideration, net of cash acquired of $4,081 million. The acquisition was accounted for as a business combination.
The recognition, measurement and disclosure of the Company’s business combination in the 2020 consolidated financial statements and related footnote is preliminary and was considered especially challenging and required significant auditor judgment due to the complex determination by management of the appropriate assumptions, such as discount rates, revenue growth rates, and profit margins for the valuation of acquired assets, including developed technologies. The Company used a discounted cash flow model to measure the developed technologies.

How We Addressed the Matter in Our Audit
We tested the effectiveness of controls over the accounting for the business combination, including testing controls over the estimation process supporting the recognition and measurement of consideration transferred and developed technology. We also tested management’s review of assumptions used in the valuation models.
To test the valuation of acquired assets, we performed audit procedures that included, among others, evaluating management’s identification of assets acquired and liabilities assumed and assessing the fair value measurements prepared by management and their third-party valuation specialists, including the discount rates, revenue growth rates and projected profit margins as used in valuing the developed technology. We involved our valuation specialists to assist with the evaluation of methodologies used by the Company and significant assumptions included in the fair value estimates. For example, to evaluate the revenue growth rates and projected profit margins, we compared the amounts to historical results of the Company’s business, as well as the acquired business' historical results, and current industry and market trends for those in which the Company operates and performed sensitivity analyses on key assumptions. We also evaluated the adequacy of the Company’s disclosures included in Note 6 related to these acquisitions.

Dollar amounts in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION 2020 FORM 10-K

Product Liabilities
Description of the Matter
As described in Note 7 to the consolidated financial statements, the Company recorded $470 million of liabilities, including $192 million assumed in connection with the acquisition accounting of Wright, at December 31, 2020 for product matters relating to Rejuvenate and ABG II Modular-Neck hip stems, LFIT Anatomic CoCr V40 Femoral Heads, and Wright hip product future settlements. The Company establishes liabilities for product claims to the extent probable future losses are estimable based on quantitative and qualitative information from various sources. The Company engages, when required, external specialists to perform an actuarial analysis to estimate the outstanding liabilities.
Auditing management’s estimate of product liabilities was especially challenging due to the significant measurement uncertainty associated with the product liabilities estimate that involved management’s significant judgment and actuarial analysis. Further, the product liability is sensitive to significant management assumptions, including average costs per claim and the number of future claims, including those resulting in revision surgery.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated management’s design and tested the operating effectiveness of the controls over the Company’s product liability estimation process, including management's assessment of the assumptions, and the completeness and accuracy of the data underlying the product liabilities.
To evaluate the liabilities for product claims, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying claims and average cost per claim data provided to management's actuarial specialist and obtaining legal confirmation letters to evaluate the reserves recorded. We involved our actuarial specialists in the evaluation of the methodologies applied by the Company in determining the actuarially calculated range of loss and assessment of significant assumptions, including number of future claims and revision surgeries factored into the resulting estimated product liabilities. We also evaluated the adequacy of the Company’s disclosures included in Note 7 related to these liabilities.

Uncertain Tax Positions
Description of the Matter
As described in Note 11 to the consolidated financial statements, the Company operates in multiple jurisdictions with complex tax policy and regulatory environments and establishes reserves for uncertain tax positions in accordance with the accounting guidance governing uncertainty in income taxes. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. At December 31, 2020, the Company had accrued liabilities of $457 million relating to uncertain tax positions.
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
Our audit procedures included, among others, evaluating the assumptions the Company used to develop its uncertain tax positions and related unrecognized income tax benefit amounts by jurisdiction. We also tested the completeness and accuracy of the underlying data used by the Company to calculate its uncertain tax positions. For example, we compared the estimated liabilities for unrecognized income tax benefits to similar positions in prior periods and assessed management’s consideration of current tax controversy and litigation trends in similar positions challenged by tax authorities. We also assessed the historical accuracy of management’s estimates of its unrecognized income tax benefits by comparing the estimates with the resolution of those positions. We involved our tax professionals to evaluate tax technical merits, which included, for certain intercompany transactions, assessing the Company’s assumptions and pricing methodology to determine they were arm’s length and complied with local jurisdictional laws and regulations. We also evaluated the adequacy of the Company’s disclosures included in Note 11 related to these tax matters.

/s/    ERNST & YOUNG LLP
We have served as the Company's auditor since 1974
Grand Rapids, Michigan
February 11, 2021

Dollar amounts in millions except per share amounts or as otherwise specified.	20

STRYKER CORPORATION 2020 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	2020	2019	2018
Net sales	$14,351	$14,884	$13,601
Cost of sales	5,294	5,188	4,663
Gross profit	$9,057	$9,696	$8,938
Research, development and engineering expenses	984	971	862
Selling, general and administrative expenses	5,361	5,356	5,099
Recall charges	17	192	23
Amortization of intangible assets	472	464	417
Total operating expenses	$6,834	$6,983	$6,401
Operating income	$2,223	$2,713	$2,537
Other income (expense), net	(269)	(151)	(181)
Earnings before income taxes	$1,954	$2,562	$2,356
Income taxes	355	479	(1,197)
Net earnings	$1,599	$2,083	$3,553

Net earnings per share of common stock:
Basic	$4.26	$5.57	$9.50
Diluted	$4.20	$5.48	$9.34

Weighted-average shares outstanding (in millions):
Basic	375.5	374.0	374.1
Effect of dilutive employee stock compensation	4.8	5.9	6.2
Diluted	380.3	379.9	380.3
Anti-dilutive shares excluded from the calculation of dilutive employee stock compensation were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2020	2019	2018
Net earnings	$1,599	$2,083	$3,553
Other comprehensive income (loss), net of tax
Marketable securities	—	1	—
Pension plans	(80)	(42)	(3)
Unrealized gains (losses) on designated hedges	(57)	(3)	22
Financial statement translation	(414)	69	(97)
Total other comprehensive income (loss), net of tax	$(551)	$25	$(78)
Comprehensive income	$1,048	$2,108	$3,475
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	21

STRYKER CORPORATION 2020 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	2020	2019
Assets
Current assets
Cash and cash equivalents	$2,943	$4,337
Marketable securities	81	88
Accounts receivable, less allowance of $131 ($88 in 2019)	2,701	2,893
Inventories:
Materials and supplies	678	677
Work in process	251	178
Finished goods	2,565	2,125
Total inventories	$3,494	$2,980
Prepaid expenses and other current assets	488	760
Total current assets	$9,707	$11,058
Property, plant and equipment:
Land, buildings and improvements	1,546	1,263
Machinery and equipment	3,636	3,451
Total property, plant and equipment	5,182	4,714
Less allowance for depreciation	2,430	2,147
Property, plant and equipment, net	$2,752	$2,567
Goodwill	12,778	9,069
Other intangibles, net	5,554	4,227
Noncurrent deferred income tax assets	1,530	1,575
Other noncurrent assets	2,009	1,671
Total assets	$34,330	$30,167

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$810	$675
Accrued compensation	925	955
Income taxes	207	171
Dividend payable	237	213
Accrued product liabilities	515	331
Accrued expenses and other liabilities	1,586	1,196
Current maturities of debt	761	859
Total current liabilities	$5,041	$4,400
Long-term debt, excluding current maturities	13,230	10,231
Income taxes	990	1,068
Other noncurrent liabilities	1,985	1,661
Total liabilities	$21,246	$17,360
Shareholders' equity
Common stock, $0.10 par value	38	37
Additional paid-in capital	1,741	1,628
Retained earnings	12,462	11,748
Accumulated other comprehensive loss	(1,157)	(606)
Total shareholders' equity	$13,084	$12,807
Total liabilities & shareholders' equity	$34,330	$30,167
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	22

STRYKER CORPORATION 2020 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Beginning	374.5	$37	374.4	$37	374.4	$37
Issuance of common stock under stock compensation and benefit plans	1.6	1	2.0	—	1.9	—
Repurchase of common stock	—	—	(1.9)	—	(1.9)	—
Ending	376.1	$38	374.5	$37	374.4	$37
Additional paid-in capital
Beginning		$1,628		$1,559		$1,496
Issuance of common stock under stock compensation and benefit plans		(29)		(50)		(49)
Repurchase of common stock		—		(8)		(7)
Share-based compensation		142		127		119
Ending		$1,741		$1,628		$1,559
Retained earnings
Beginning		$11,748		$10,765		$8,986
Cumulative effect of accounting changes		—		—		(759)
Net earnings		1,599		2,083		3,553
Repurchase of common stock		—		(299)		(293)
Cash dividends declared		(885)		(801)		(722)
Ending		$12,462		$11,748		$10,765
Accumulated other comprehensive (loss) income
Beginning		$(606)		$(631)		$(553)
Other comprehensive income (loss)		(551)		25		(78)
Ending		$(1,157)		$(606)		$(631)
Total Stryker shareholders' equity		$13,084		$12,807		$11,730
Non-controlling interest
Beginning		$—		$—		$14
Interest purchased		—		—		(15)
Net earnings attributable to noncontrolling interest		—		—		—
Foreign currency exchange translation adjustment		—		—		1
Ending		$—		$—		$—
Total shareholders' equity		$13,084		$12,807		$11,730
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	23

STRYKER CORPORATION 2020 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2020	2019	2018
Operating activities
Net earnings	$1,599	$2,083	$3,553
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	340	314	306
Amortization of intangible assets	472	464	417
Asset impairments	215	16	14
Share-based compensation	142	127	119
Recall charges	17	192	23
Sale of inventory stepped up to fair value at acquisition	48	67	16
Deferred income tax (benefit) expense	48	126	(1,582)
Changes in operating assets and liabilities:
Accounts receivable	354	(563)	(60)
Inventories	27	(400)	(385)
Accounts payable	100	63	116
Accrued expenses and other liabilities	(54)	113	289
Recall-related payments	(17)	(177)	(90)
Income taxes	(16)	(105)	(156)
Other, net	2	(129)	30
Net cash provided by operating activities	$3,277	$2,191	$2,610
Investing activities
Acquisitions, net of cash acquired	(4,222)	(802)	(2,451)
Purchases of marketable securities	(54)	(74)	(226)
Proceeds from sales of marketable securities	61	69	394
Purchases of property, plant and equipment	(487)	(649)	(572)
Other investing, net	1	1	(2)
Net cash used in investing activities	$(4,701)	$(1,455)	$(2,857)
Financing activities
Proceeds and payments on short-term borrowings, net	(6)	(7)	(1)
Proceeds from issuance of long-term debt	3,292	2,642	3,126
Payments on long-term debt	(2,297)	(1,342)	(669)
Dividends paid	(863)	(778)	(703)
Repurchases of common stock	—	(307)	(300)
Cash paid for taxes from withheld shares	(110)	(136)	(120)
Payments to purchase noncontrolling interest	—	—	(14)
Other financing, net	(27)	(69)	10
Net cash provided by (used in) financing activities	$(11)	$3	$1,329
Effect of exchange rate changes on cash and cash equivalents	41	(18)	(8)
Change in cash and cash equivalents	$(1,394)	$721	$1,074
Cash and cash equivalents at beginning of year	4,337	3,616	2,542
Cash and cash equivalents at end of year	$2,943	$4,337	$3,616

Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$323	$457	$539
Cash paid for interest on debt	$304	$286	$248

See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	24

STRYKER CORPORATION 2020 FORM 10-K
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
Basis of Presentation and Consolidation: The Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. We have no material interests in variable interest entities and none that require consolidation. Certain prior year amounts have been reclassified to conform with current year presentation in our Consolidated Financial Statements, including immaterial reclassifications of segment results and $302 of loaner instrumentation not intended to be sold reclassified from inventories to other noncurrent assets.
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
Revenue Recognition: Sales are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations. Our sales are recognized primarily when we transfer control to the customer, which can be on the date of shipment, the date of receipt by the customer or, for most Orthopaedics products, when we have received a purchase order and appropriate notification the product has been used or implanted. Products and services are primarily transferred to customers at a point in time, with some transfers of services taking place over time.
Sales represent the amount of consideration we expect to receive from customers in exchange for transferring products and services. Net sales exclude sales, value added and other taxes we collect from customers. Other costs to obtain and fulfill contracts are generally expensed as incurred due to the short-term nature of most of our sales. We extend terms of payment to our customers based on commercially reasonable terms for the markets of our customers, while also considering their credit quality.
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
Currency Translation: Financial statements of subsidiaries outside the United States generally are measured using the local currency as the functional currency. Adjustments to translate those statements into United States Dollars are recorded in other comprehensive income (OCI). Transactional exchange gains and losses are included in other income (expense), net.
Cash Equivalents: Highly liquid investments with remaining stated maturities of three months or less when purchased or other money market instruments that are redeemable upon demand are considered cash equivalents and recorded at cost.
Marketable Securities: Marketable securities consist of marketable debt securities, certificates of deposit and mutual funds. Mutual funds are acquired to offset changes in certain liabilities related to deferred compensation arrangements and are expected to be used to settle these liabilities and are recorded in other noncurrent assets. Pursuant to our investment policy, all individual marketable security investments must have a minimum credit quality of single A (Standard & Poor’s and Fitch) and A2 (Moody’s Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (Standard & Poor’s and Fitch) or Aa (Moody’s Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable security investment portfolio. Our marketable securities are classified as available-for-sale and trading securities. Investments in trading securities represent participant-directed investments of deferred employee compensation.
Accounts Receivable: Accounts receivable consists of trade and other miscellaneous receivables. An allowance is maintained for doubtful accounts for estimated losses in the collection of accounts receivable. Estimates are made regarding the ability of customers to make required payments based on historical credit experience, current market conditions and expected credit losses. Accounts receivable are written off when all reasonable collection efforts are exhausted.
Inventories: Inventories are stated at the lower of cost or net realizable value, with cost generally determined using the first-in, first-out (FIFO) cost method. For excess and obsolete inventory resulting from the potential inability to sell specific products at

Dollar amounts in millions except per share amounts or as otherwise specified.	25

STRYKER CORPORATION 2020 FORM 10-K
prices in excess of current carrying costs, reserves are maintained to reduce current carrying cost to net realizable value.
Financial Instruments: Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The carrying value of our financial instruments, with the exception of our senior unsecured notes, approximates fair value on December 31, 2020 and 2019. Refer to Notes 3 and 10 for further details.
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
We review declines in the fair value of our investments classified as available-for-sale to determine whether the decline in fair value is a result of credit loss or other factors. Impairments of available-for-sale marketable debt securities related to credit loss are included in earnings and impairments related to other factors are recognized within AOCI.
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
From time to time, we designate derivative and non-derivative financial instruments as net investment hedges of our investments in certain international subsidiaries. For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the derivative's gain or loss is recognized in OCI and reported as a component of AOCI. We have elected to use the spot method to assess effectiveness for our derivatives designated as net investment hedges. Accordingly, the change in fair value attributable to changes in the spot rate is recorded in AOCI. We exclude the spot-forward difference from the assessment of hedge effectiveness and amortize this amount separately on a straight-line basis over the term of the forward contracts. This amortization is recognized in Other income (expense).
From time to time, we designate forward starting interest rate derivative instruments as cash flow hedges to manage the exposure to interest rate volatility with regard to future issuance and refinancing of debt. Changes in value of derivatives designated as cash flow hedges are recorded in AOCI on the Consolidated Balance Sheets until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified into earnings and is included in interest expense in the Consolidated Statements of Earnings.
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
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation is generally computed by the straight-line method over the estimated useful lives of three to 30 years for buildings and improvements and three to 15 years for machinery and equipment.
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

STRYKER CORPORATION 2020 FORM 10-K
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
Share-Based Compensation: Share-based compensation is in the form of stock options, restricted stock units (RSUs) and performance stock units (PSUs). Stock options are granted under long-term incentive plans to certain key employees and non-employee directors at an exercise price not less than the fair market value of the underlying common stock, which is the quoted closing price of our common stock on the day prior to the date of grant. The options are granted for periods of up to 10 years and become exercisable in varying installments.
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
Accounting Pronouncements Recently Adopted
On January 1, 2020 we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses for accounts receivables and loans. The adoption of this update did not have a material impact on our Consolidated Financial Statements.
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
Products and services are primarily transferred to customers at a point in time, with some transfers of services taking place over time. In 2020 less than 10% of our sales were recognized as services transferred over time. Refer to Note 1 for further discussion on our revenue recognition policies.

Dollar amounts in millions except per share amounts or as otherwise specified.	27

STRYKER CORPORATION 2020 FORM 10-K

Segment Net Sales
Orthopaedics:	2020	2019	2018
Knees	$1,567	$1,815	$1,701
Hips	1,206	1,383	1,336
Trauma and Extremities	1,722	1,639	1,580
Other	464	415	374
	$4,959	$5,252	$4,991
MedSurg:
Instruments	$1,863	$1,959	$1,822
Endoscopy	1,763	1,983	1,846
Medical	2,524	2,264	2,118
Sustainability	250	286	259
	$6,400	$6,492	$6,045
Neurotechnology and Spine:
Neurotechnology	$1,945	$1,983	$1,737
Spine	1,047	1,157	828
	$2,992	$3,140	$2,565
Total	$14,351	$14,884	$13,601

United States Net Sales
Orthopaedics:	2020	2019	2018
Knees	$1,170	$1,347	$1,244
Hips	777	882	838
Trauma and Extremities	1,139	1,051	1,001
Other	387	334	300
	$3,473	$3,614	$3,383
MedSurg:
Instruments	$1,471	$1,542	$1,424
Endoscopy	1,408	1,577	1,432
Medical	1,910	1,787	1,630
Sustainability	247	283	257
	$5,036	$5,189	$4,743
Neurotechnology and Spine:
Neurotechnology	$1,182	$1,281	$1,115
Spine	764	873	607
	$1,946	$2,154	$1,722
Total	$10,455	$10,957	$9,848

International Net Sales
Orthopaedics:	2020	2019	2018
Knees	$397	$469	$457
Hips	429	500	498
Trauma and Extremities	583	588	579
Other	77	81	74
	$1,486	$1,638	$1,608
MedSurg:
Instruments	$392	$417	$398
Endoscopy	355	406	414
Medical	614	477	488
Sustainability	3	3	2
	$1,364	$1,303	$1,302
Neurotechnology and Spine:
Neurotechnology	$763	$702	$622
Spine	283	284	221
	$1,046	$986	$843
Total	$3,896	$3,927	$3,753
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
Contract Assets and Liabilities
The nature of our products and services do not generally give rise to contract assets as we typically do not incur costs to fulfill a contract before a product or service is provided to a customer. Our costs to obtain contracts are typically in the form of sales commissions paid to employees or third-party agents. Certain sales commissions paid to employees prior to recognition of sales are recorded as contract assets. We expense sales commissions associated with obtaining a contract at the time of the sale or as incurred as the amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On December 31, 2020 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $416 and $313 on December 31, 2020 and December 31, 2019.
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

STRYKER CORPORATION 2020 FORM 10-K

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

Assets Measured at Fair Value
	2020	2019
Cash and cash equivalents	$2,943	$4,337
Trading marketable securities	171	149
Level 1 - Assets	$3,114	$4,486
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$38	$32
United States agency debt securities	5	2
United States treasury debt securities	36	49
Certificates of deposit	2	5
Total available-for-sale marketable securities	$81	$88
Foreign currency exchange forward contracts	20	226
Interest rate swap asset	—	17
Level 2 - Assets	$101	$331
Total assets measured at fair value	$3,215	$4,817

Liabilities Measured at Fair Value
	2020	2019
Deferred compensation arrangements	$171	$149
Level 1 - Liabilities	$171	$149
Foreign currency exchange forward contracts	$160	$23
Interest rate swap liability	53	—
Level 2 - Liabilities	$213	$23
Contingent consideration:
Beginning	$306	$117
Additions	108	298
Change in estimate	9	(10)
Settlements	(30)	(99)
Ending	$393	$306
Level 3 - Liabilities	$393	$306
Total liabilities measured at fair value	$777	$478

Fair Value of Available for Sale Securities by Maturity
	2020	2019
Due in one year or less	$42	$50
Due after one year through three years	$39	$38
On December 31, 2020 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income was $102, $155 and $119 in 2020, 2019 and 2018, which was recorded in other income (expense), net.
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
Foreign Currency Hedges

2020	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$949	$1,828	$5,382	$8,159
Maximum term in days				1793
Fair value:
Other current assets	$9	$—	$7	$16
Other noncurrent assets	—	4	—	4
Other current liabilities	(12)	—	(121)	(133)
Other noncurrent liabilities	(1)	(26)	—	(27)
Total fair value	$(4)	$(22)	$(114)	$(140)
2019
Gross notional amount	$801	$1,113	$6,174	$8,088
Maximum term in days				1646
Fair value:
Other current assets	$5	$—	$180	$185
Other noncurrent assets	1	40	—	41
Other current liabilities	(10)	—	(11)	(21)
Other noncurrent liabilities	(2)	—	—	(2)
Total fair value	$(6)	$40	$169	$203
In December 2019 and November 2018 we designated the issuance of €2,400 and €2,250 of senior unsecured notes as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. In November 2020 a €300 debt maturity was paid off and de-designated as a net investment hedge. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
In July 2019 and November 2020 we entered into €1.0 billion and €500 in certain forward currency contracts and designated these as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros.
On December 31, 2020 the total after-tax gain (loss) in AOCI related to designated net investment hedges was ($386).

Dollar amounts in millions except per share amounts or as otherwise specified.	29

STRYKER CORPORATION 2020 FORM 10-K

Net Currency Exchange Rate Gains (Losses)
Derivative Instrument	Recorded in:	2020	2019	2018
Cash Flow	Cost of sales	$5	$2	$7
Net Investment	Other income (expense), net	28	14	—
Non-Designated	Other income (expense), net	(13)	(7)	(6)
	Total	$20	$9	$1
Pretax gains (losses) on derivatives designated as cash flow hedges of ($2) and net investment hedges of $33 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense) in earnings within 12 months as of December 31, 2020. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
In conjunction with our offerings of senior unsecured notes in December 2019 and June 2020 we terminated certain interest rate derivative contracts with gross notional amounts of €600 and $500 designated as cash flow hedges, the impact of which will be recognized over the life of the underlying issued debt within interest expense. Pretax gains recorded in AOCI related to closed interest rate hedges of $6 are expected to be reclassified to other income (expense) in earnings within 12 months of December 31, 2020.
On December 31, 2020 we had forward starting interest rate swap agreements with notional amounts of $750 designated as cash flow hedges in anticipation of future debt issuances. Pretax losses of $53 were recorded in AOCI as of December 31, 2020. Upon the probable issuance of the debt, these amounts will be released to interest expense over the term of the debt. The cash flow effect of these hedges is recorded in cash flow from operations.
NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
2018	$(4)	$(137)	$50	$(540)	$(631)
OCI	—	(74)	3	101	30
Income taxes	—	26	—	(21)	5
Reclassifications to:
Cost of Sales	—	—	(2)	—	(2)
Other (income) expense	1	8	(5)	(14)	(10)
Income taxes	—	(2)	1	3	2
Net OCI	1	(42)	(3)	69	25
2019	$(3)	$(179)	$47	$(471)	$(606)
OCI	—	(117)	(64)	(459)	(640)
Income taxes	—	28	17	66	111
Reclassifications to:
Cost of Sales	—	—	(5)	—	(5)
Other (income) expense	—	12	(6)	(28)	(22)
Income taxes	—	(3)	1	7	5
Net OCI	—	(80)	(57)	(414)	(551)
2020	$(3)	$(259)	$(10)	$(885)	$(1,157)
NOTE 6 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. The aggregate purchase price of our acquisitions, net of cash acquired was $4,304 and $1,096 in 2020 and 2019.
In November 2020 we completed the acquisition of Wright Medical Group N.V. (Wright) for $30.75 per share, or an aggregate purchase price of $4.1 billion ($5.6 billion including convertible notes). Wright is a global medical device company focused on extremities and biologics. Wright is part of our Trauma and Extremities business within Orthopaedics. Goodwill attributable to the acquisition is not deductible for tax purposes.
In November and December 2020 note holders elected to redeem the 1.625% and 2.25% convertible notes assumed in the Wright acquisition for $864 and $576. These repayments are classified as financing activities.
In December 2020 we completed the acquisition of OrthoSensor, Inc. (OrthoSensor). OrthoSensor is a leader in the digital evolution of musculoskeletal care and sensor technology for total joint replacement. OrthoSensor is part of our Joint Replacement business within Orthopaedics. Goodwill attributable to the acquisition is not deductible for tax purposes.
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
Had the above acquisitions taken place as of the beginning of the comparable prior year, our consolidated financial results of operations in the aggregate would not have been materially different. Accordingly, we have not disclosed pro forma financial information.
Purchase price allocations for our significant acquisitions are:

Purchase Price Allocation of Acquired Net Assets
2020	Wright
Tangible assets acquired:
Accounts receivable	$127
Deferred income tax assets	371
Inventory	485
Other assets	344
Debt	(1,447)
Deferred income tax liabilities	(511)
Product liabilities	(192)
Other liabilities	(288)
Intangible assets:
Customer and distributor relationships	181
Developed technology and patents	1,523
Trade name	60
Goodwill	3,428
Purchase price, net of cash acquired	$4,081
Weighted average life of intangible assets	12

Dollar amounts in millions except per share amounts or as otherwise specified.	30

STRYKER CORPORATION 2020 FORM 10-K

2019	Mobius	OrthoSpace
Tangible assets acquired:
Accounts receivable	$3	$1
Inventory	6	1
Other assets	2	1
Contingent consideration	(4)	—
Other liabilities	(10)	(29)
Intangible assets:
Customer relationship	7	—
Developed technology and patents	59	120
In-process research and development	98	—
Non-compete agreements	9	—
Goodwill	303	114
Purchase price, net of cash acquired	$473	$208
Weighted average life of intangible assets	12	18
Purchase price allocations for Wright and other 2020 acquisitions were based on preliminary valuations, primarily related to intangible assets, product liabilities and deferred income taxes. Our estimates and assumptions are subject to change within the measurement period. The purchase price allocations for Mobius, OrthoSpace and other 2019 acquisitions were finalized in 2020 without material adjustments.
NOTE 7 - CONTINGENCIES AND COMMITMENTS
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters, the most significant of which are more fully described below. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages as well as other compensatory and equitable relief that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management had sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect future operating results. We are self-insured for certain claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
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
With the acquisition of Wright as more fully described in Note 6, we are responsible for certain product liability claims, primarily related to certain hip products sold by Wright prior to its 2014 divestiture of the OrthoRecon business. We will continue to evaluate each claim and the possible loss we may incur.
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of these matters. Based on the information that has been received, we have estimated the remaining range of probable loss related to these matters globally to be approximately $470 to $720. We have recorded reserves representing the remaining minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly, the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.
Leases
We lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. We evaluate our contracts to identify leases, which is generally if there is an identified asset and we have the right to direct the use of and obtain substantially all of the economic benefit from the use of the identified asset. Certain of our lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvement funding or other lease incentives. We recognize our minimum rental expense on a straight-line basis over the term of the lease beginning with the date of initial control of the asset. Right-of-use assets are recorded in Other noncurrent assets on our Consolidated Balance Sheets. Current and non-current lease liabilities are recorded in Accrued expenses and other liabilities and Other noncurrent liabilities, respectively.
We have made certain significant assumptions and judgments when recording leases. For all asset classes, we elected to not recognize a right-of-use asset and lease liability for short-term leases and not separate non-lease components from lease components to which they relate and have accounted for the combined lease and non-lease components as a single lease component. The determination of the discount rate used in a lease is our incremental borrowing rate which is based on what we would normally pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments.

	2020	2019
Right-of-use assets	$423	$384
Lease liabilities, current	$109	$86
Lease liabilities, non-current	$325	$301

Other information:
Weighted-average remaining lease term	5.6 years	6.2 years
Weighted-average discount rate	2.57%	3.34%
Operating lease expense totaled $130, $133, and $138 in 2020, 2019 and 2018.

Dollar amounts in millions except per share amounts or as otherwise specified.	31

STRYKER CORPORATION 2020 FORM 10-K
Future Obligations
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. In addition, we lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Refer to Note 10 for more information on the debt obligations.

	2021	2022	2023	2024	2025	Thereafter
Debt repayments	$761	$2	$1,670	$1,636	$1,400	$8,646
Purchase obligations	$1,294	$76	$58	$52	$52	$55
Minimum lease payments	$110	$87	$65	$38	$30	$90
NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS
We completed our annual impairment tests of goodwill in 2020 and 2019 and concluded in each year that no impairments exist.

Summary of Other Intangible Assets
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Developed technologies
2020	13	$5,305	$1,573	$3,732
2019	14	3,731	1,271	2,460
Customer relationships
2020	15	$2,352	$988	$1,364
2019	16	2,160	848	1,312
Patents
2020	12	$346	$278	$68
2019	11	348	265	83
Trademarks
2020	17	$428	$162	$266
2019	18	362	136	226
In-process research and development
2020	N/A	$97	$—	$97
2019	N/A	110	—	110
Other
2020	8	$128	$101	$27
2019	8	125	89	36
Total
2020	14	$8,656	$3,102	$5,554
2019	14	6,836	2,609	4,227

Changes in the Net Carrying Value of Goodwill by Segment
	Orthopaedics	MedSurg	Neurotechnology and Spine	Total
2018	$2,399	$3,581	$2,583	$8,563
Additions and adjustments	—	229	318	547
Foreign exchange	(13)	(11)	(17)	(41)
2019	$2,386	$3,799	$2,884	$9,069
Additions and adjustments	3,551	1	7	3,559
Foreign exchange	67	31	52	150
2020	$6,004	$3,831	$2,943	$12,778

Estimated Amortization Expense
2021	2022	2023	2024	2025
$600	$588	$567	$540	$518
NOTE 9 - CAPITAL STOCK
The aggregate number of shares of all classes of stock with which we are authorized to issue is up to 1,000,500,000, divided into two classes consisting of 500,000 shares of $1 par value preferred stock and 1,000,000,000 shares of common stock with a par value of $0.10. No shares of preferred stock were outstanding on December 31, 2020.
We made no repurchases of shares in 2020. The manner, timing and amount of repurchases are determined by management based on an evaluation of market conditions, stock price and other factors and are subject to regulatory considerations.
Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On December 31, 2020 the total dollar value of shares that could be purchased under our authorized repurchase program was $1,033.
Shares reserved for future compensation grants of our common stock were 28 million and 31 million on December 31, 2020 and 2019.
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

Option Value and Assumptions
	2020	2019	2018
Weighted-average fair value per share	$39.34	$36.30	$28.52
Assumptions:
Risk-free interest rate	1.4%	2.6%	2.7%
Expected dividend yield	1.0%	1.1%	1.2%
Expected stock price volatility	18.9%	18.3%	16.8%
Expected option life (years)	5.8	5.9	6.0
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

2020 Stock Option Activity
	Shares (in millions)	Weighted Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding January 1	12.8	$113.10
Granted	1.8	216.28
Exercised	(2.0)	83.75
Canceled	(0.4)	162.98
Outstanding December 31	12.2	$131.72	5.9	$1,388.1
Exercisable December 31	6.8	$99.09	4.4	$995.7
Options expected to vest	4.9	$171.06	7.7	$364.3
The aggregate intrinsic value of options, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, exercised was $258, $294, and $247 in 2020, 2019 and 2018. Exercise prices for options outstanding ranged from $53.60 to $216.35 on December 31, 2020. On December 31, 2020 there was $99 of unrecognized compensation cost related to nonvested stock options granted under the long-term incentive plans; that cost is expected to be recognized over the weighted-average period of approximately 1.4 years.

Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) Activity
	Shares (in millions)		Weighted Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Nonvested on January 1	0.8	0.2	$158.80	$152.44
Granted	0.4	0.1	208.96	217.73
Vested	(0.4)	(0.1)	149.09	122.41
Canceled or forfeited	—	—	154.38	166.99
Nonvested on December 31	0.8	0.2	$187.72	$185.46

Dollar amounts in millions except per share amounts or as otherwise specified.	32

STRYKER CORPORATION 2020 FORM 10-K
On December 31, 2020 there was $68 of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized as expense over the weighted-average period of approximately one year. The weighted-average grant date fair value per share of RSUs granted was $208.96 and $175.96 in 2020 and 2019. The fair value of RSUs and PSUs vested in 2020 was $55 and $9. On December 31, 2020 there was $16 of unrecognized compensation cost related to nonvested PSUs; the cost is expected to be recognized as expense over the weighted-average period of approximately one year.
Employee Stock Purchase Plans (ESPP)
Full- and part-time employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 95% of the closing stock price on the last trading day of a purchase period. We issued 209,837 and 166,758 shares under the ESPP in 2020 and 2019.
NOTE 10 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on December 31, 2020.
Our commercial paper program allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On December 31, 2020 there were no amounts outstanding under our commercial paper program.

Summary of Total Debt
Senior unsecured notes:
Rate	Due	2020	2019
4.375%	January 15, 2020	$—	$500
Variable	November 30, 2020	—	333
2.625%	March 15, 2021	750	749
1.125%	November 30, 2023	668	609
0.600%	December 1, 2023	597	—
3.375%	May 15, 2024	590	587
0.250%	December 3, 2024	1,030	938
1.150%	June 15, 2025	644	—
3.375%	November 1, 2025	747	746
3.500%	March 15, 2026	992	991
2.125%	November 30, 2027	909	829
3.650%	March 7, 2028	596	596
0.750%	March 1, 2029	969	884
1.950%	June 15, 2030	989	—
2.625%	November 30, 2030	782	712
1.000%	December 3, 2031	903	823
4.100%	April 1, 2043	392	391
4.375%	May 15, 2044	395	395
4.625%	March 15, 2046	981	981
2.900%	June 15, 2050	641	—
Term loan		400	—
Other		16	26
Total debt		$13,991	$11,090
Less current maturities		761	859
Total long-term debt		$13,230	$10,231

Unamortized debt issuance costs		$71	$58
Borrowing capacity on existing facilities		$2,903	$1,546
Fair value of senior unsecured notes		$15,022	$11,910
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
On April 30, 2020 we amended our primary credit facility. The principal change was to increase the leverage ratio financial covenant from 3.5:1 to 4.5:1 at the end of each fiscal quarter ending on or prior to June 30, 2021. We exercised our right under the acquisition clause of the agreement to increase the maximum permitted leverage to 5.0:1 effective as of December 31, 2020.
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
In November 2020 we issued $600 of senior unsecured notes with a fixed interest rate of 0.600% due on December 1, 2023.
In November 2020 we entered into a $400 term loan agreement that matures on November 10, 2023 and bears interest at LIBOR plus 112.5 bps.
In November 2020 we repaid €300 of senior unsecured notes with a floating interest rate that were due on November 30, 2020.
In November and December 2020 we settled the convertible notes assumed in the Wright acquisition. Refer to Note 6 for further information.
Interest expense, including required fees incurred on outstanding debt and credit facilities that were included in other expense, totaled $315, $287, and $264 in 2020, 2019 and 2018.
NOTE 11 - INCOME TAXES
Our effective tax rate was 18.2%, 18.7% and (50.8%) for 2020, 2019 and 2018. The effective income tax rate for 2020 reflects the continued lower effective income tax rates as a result of our European operations, the tax effect related to the transfer of intellectual property between tax jurisdictions and the tax effect of future remittances of the undistributed earnings of foreign subsidiaries. The effective income tax rate for 2019 reflects the tax effect related to the transfer of intellectual properties between tax jurisdictions and the effective income tax rates as a result of our European operations. The effective income tax rate for 2018 reflects the tax effect related to the transfer of intellectual properties between tax jurisdictions, the continued impact of complying with the Tax Cuts and Jobs Act of 2017 (the Tax Act) and continued lower effective tax rates as a result of our European operations.

Dollar amounts in millions except per share amounts or as otherwise specified.	33

STRYKER CORPORATION 2020 FORM 10-K

Effective Income Tax Rate Reconciliation
	2020	2019	2018
United States federal statutory rate	21.0%	21.0%	21.0%
United States state and local income taxes, less federal deduction	0.1	1.7	0.4
Foreign income tax at rates other than 21%	(3.3)	(4.6)	(6.5)
Tax Cuts and Jobs Act of 2017 transition tax	—	—	2.2
Tax Cuts and Jobs Act of 2017 deferred tax changes	—	—	(0.6)
Tax related to repatriation of foreign earnings	3.0	(0.5)	0.5
Intellectual property transfer	(1.4)	3.5	(63.8)
Other	(1.2)	(2.4)	(4.0)
Effective income tax rate	18.2%	18.7%	(50.8)%
In December 2017 the Tax Act was signed into law in the United States. The law includes significant changes to the United States corporate income tax system, including a federal corporate rate reduction, limitations on the deductibility of certain expenses and the transition of United States international taxation from a worldwide tax system to a territorial tax system. As part of the transition to a territorial tax system, the Tax Act required taxpayers to calculate a one-time transition tax based on undistributed earnings of foreign subsidiaries.
The Tax Act subjects a United States shareholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. We have elected to account for GILTI tax in the year the tax is incurred.

Earnings Before Income Taxes
	2020	2019	2018
United States	$239	$366	$509
International	1,715	2,196	1,847
Total	$1,954	$2,562	$2,356

Components of Income Tax Expense (Benefit)
Current income tax expense:	2020	2019	2018
United States federal	$80	$(17)	$178
United States state and local	20	46	30
International	207	324	177
Total current income tax expense	$307	$353	$385
Deferred income tax (benefit) expense:
United States federal	$1	$10	$(44)
United States state and local	(25)	(1)	(20)
International	72	117	(1,518)
Total deferred income tax (benefit) expense	$48	$126	$(1,582)
Total income tax (benefit) expense	$355	$479	$(1,197)
Interest and penalties included in other income (expense), net were expense of ($35), ($9) and ($9) in 2020, 2019 and 2018. The United States federal deferred income tax benefit (expense) includes the utilization of net operating loss carryforwards of $41, $50 and $31 in 2020, 2019 and 2018.

Deferred Income Tax Assets and Liabilities
Deferred income tax assets:	2020	2019
Inventories	$434	$415
Product-related liabilities	48	57
Other accrued expenses	512	221
Depreciation and amortization	1,269	1,363
State income taxes	108	65
Share-based compensation	56	49
Net operating loss carryforwards	373	95
Other	263	207
Total deferred income tax assets	$3,063	$2,472
Less valuation allowances	(203)	(75)
Net deferred income tax assets	$2,860	$2,397

Deferred Income Tax Assets and Liabilities
Deferred income tax liabilities:	2020	2019
Depreciation and amortization	$(1,286)	$(893)
Undistributed earnings	(161)	(37)
Other	—	—
Total deferred income tax liabilities	$(1,447)	$(930)
Net deferred income tax assets	$1,413	$1,467
Reported as:
Noncurrent deferred income tax assets	$1,530	$1,575
Noncurrent liabilities—Other liabilities	(117)	(108)
Total	$1,413	$1,467
Accrued interest and penalties were $133 and $94 on December 31, 2020 and 2019 which were reported in current and noncurrent accrued expenses and other liabilities.
Net operating loss carryforwards totaling $1,642 with $410 being subject to a full valuation allowance ($1,409 and $405 related to the Wright acquisition) on December 31, 2020 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States loss carryforwards of $1,509 expire through 2045. International loss carryforwards of $132 begin to expire in 2022; however, some have no expiration. We also have tax credit carryforwards of $97 with $93 being subject to a full valuation allowance. The credits with a full valuation allowance begin to expire in 2025; however, some have no expiration. We do not anticipate generating income tax in excess of the non-expiring credits in the foreseeable future.
We recorded a transition tax on undistributed foreign earnings as required by the Tax Act. No other provision was made for United States income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested. We recorded deferred income tax on undistributed earnings of foreign subsidiaries not determined to be indefinitely reinvested. Determination of the total amount of unrecognized deferred income tax on undistributed earnings of foreign subsidiaries is not practicable.

Uncertain Income Tax Positions
	2020	2019
Beginning uncertain tax positions	$472	$528
Increases related to current year income tax positions	12	62
Increases related to prior year income tax positions	5	5
Decreases related to prior year income tax positions:
Settlements and resolutions of income tax audits	(41)	(78)
Statute of limitations expirations and other	(7)	(40)
Foreign currency translation	16	(5)
Ending uncertain tax positions	$457	$472
Reported as:
Noncurrent liabilities—Income taxes	$457	$472
Our income tax expense would have been reduced by $456 and $468 in 2020 and 2019 had these uncertain income tax positions been favorably resolved. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next 12 months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including inventory transfer pricing, cost sharing, product royalty and foreign branch arrangements. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be resolved. Interest and penalties incurred associated with uncertain tax positions are included in other income (expense), net.
In the normal course of business, income tax authorities in various income tax jurisdictions both within the United States and internationally conduct routine audits of our income tax returns

Dollar amounts in millions except per share amounts or as otherwise specified.	34

STRYKER CORPORATION 2020 FORM 10-K
filed in prior years. These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex income tax regulations regarding the allocation of income to the various income tax jurisdictions. Income tax years are open from 2014 through the current year for the United States federal jurisdiction. Income tax years open for our other major jurisdictions range from 2006 through the current year.
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

	2020	2019	2018
Plan expense	$235	$205	$180
Expense funded with Stryker common stock	34	31	29
Stryker common stock held by plan:
Dollar amount	542	470	358
Shares (in millions)	2.2	2.2	2.3
Value as a percentage of total plan assets	11%	12%	12%
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

Components of Net Periodic Pension Cost
Net periodic benefit cost:	2020	2019	2018
Service cost	$(63)	$(41)	$(44)
Interest cost	(8)	(12)	(11)
Expected return on plan assets	13	12	12
Amortization of prior service credit	1	1	1
Recognized actuarial loss	(13)	(9)	(11)
Net periodic benefit cost	$(70)	$(49)	$(53)
Changes in assets and benefit obligations recognized in OCI:	2020	2019	2018
Net actuarial gain (loss)	$(117)	$(74)	$11
Recognized net actuarial loss	13	9	10
Prior service (credit) cost and transition amount	(1)	(1)	(1)
Total recognized in other comprehensive income (loss)	$(105)	$(66)	$20
Total recognized in net periodic benefit cost and OCI	$(175)	$(115)	$(33)

Weighted-average rates used to determine net periodic benefit cost:
Discount rate	1.0%	1.9%	1.8%
Expected return on plan assets	2.9%	3.5%	3.3%
Rate of compensation increase	2.9%	2.9%	2.8%
Weighted-average discount rate used to determine projected benefit obligations	0.8%	1.0%	1.9%
The actuarial gain (loss) for all pension plans in 2020 and 2019 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.
Investment Strategy
The investment strategy for our defined benefit pension plans is to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.

	2020	2019
Fair value of plan assets	$522	$428
Benefit obligations	(1,118)	(869)
Funded status	$(596)	$(441)
Reported as:
Current liabilities—accrued compensation	$(2)	$(2)
Noncurrent liabilities—other liabilities	(594)	(439)
Pre-tax amounts recognized in AOCI:
Unrecognized net actuarial loss	(354)	(250)
Unrecognized prior service credit	8	9
Total	$(346)	$(241)

Change in Benefit Obligations
	2020	2019
Beginning projected benefit obligations	$869	$735
Service cost	63	41
Interest cost	8	12
Foreign exchange impact	80	(12)
Employee contributions	8	6
Actuarial (gains) losses	110	116
Acquisition	—	—
Benefits paid	(20)	(29)
Ending projected benefit obligations	$1,118	$869
Ending accumulated benefit obligations	$1,056	$830

Change in Plan Assets
	2020	2019
Beginning fair value of plan assets	$428	$376
Actual return	30	52
Employer contributions	33	25
Employee contributions	8	6
Foreign exchange impact	37	(5)
Acquisition	—	—
Benefits paid	(14)	(26)
Ending fair value of plan assets	$522	$428

Allocation of Plan Assets
	2021 Target	2020 Actual	2019 Actual
Equity securities	20%	23%	22%
Debt securities	45	44	44
Other	35	33	34
Total	100%	100%	100%

Valuation of Plan Assets
2020	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$14	$—	$—	$14
Equity securities	23	108	—	131
Corporate debt securities	2	201	—	203
Other	7	63	104	174
Total	$46	$372	$104	$522
2019
Cash and cash equivalents	$7	$—	$—	$7
Equity securities	23	86	—	109
Corporate debt securities	3	173	—	176
Other	4	52	80	136
Total	$37	$311	$80	$428
Our Level 3 pension plan assets consist primarily of guaranteed investment contracts with insurance companies. The insurance contracts guarantee us principal repayment and a fixed rate of return. The $24 increase in Level 3 pension plan assets is primarily related to actual returns and acquired assets. We expect to contribute $30 to our defined benefit pension plans in 2021.

Dollar amounts in millions except per share amounts or as otherwise specified.	35

STRYKER CORPORATION 2020 FORM 10-K

Estimated Future Benefit Payments
2021	2022	2023	2024	2025	2026-2030
$22	$21	$21	$22	$24	$134
NOTE 13 - SUMMARY OF QUARTERLY DATA (UNAUDITED)

2020 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$3,588	$2,764	$3,737	$4,262
Gross profit	2,331	1,548	2,461	2,717
Earnings (loss) before income taxes	590	(87)	780	671
Net earnings (loss)	493	(83)	621	568
Net earnings (loss) per share of common stock:
Basic	$1.32	$(0.22)	$1.66	$1.51
Diluted	$1.30	$(0.22)	$1.63	$1.49
Dividends declared per share of common stock	$0.575	$0.575	$0.575	$0.63

2019 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$3,516	$3,650	$3,587	$4,131
Gross profit	2,283	2,380	2,330	2,703
Earnings before income taxes	480	565	581	936
Net earnings	412	480	466	725
Net earnings per share of common stock:
Basic	$1.10	$1.29	$1.24	$1.94
Diluted	$1.09	$1.26	$1.23	$1.90
Dividends declared per share of common stock	$0.52	$0.52	$0.52	$0.575
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

Segment Results	2020	2019	2018
Orthopaedics	$4,959	$5,252	$4,991
MedSurg	$6,400	6,492	6,045
Neurotechnology & Spine	2,992	3,140	2,565
Net sales	$14,351	$14,884	$13,601
Orthopaedics	$344	$348	$350
MedSurg	362	379	285
Neurotechnology & Spine	248	218	176
Segment depreciation and amortization	$954	$945	$811
Corporate and Other	122	99	155
Total depreciation and amortization	$1,076	$1,044	$966
Orthopaedics	$1,518	$1,907	$1,804
MedSurg	1,837	1,642	1,444
Neurotechnology & Spine	647	839	700
Segment operating income	$4,002	$4,388	$3,948
Items not allocated to segments:
Corporate and Other	$(503)	$(480)	$(431)
Acquisition and integration-related charges	(242)	(275)	(123)
Amortization of intangible assets	(472)	(464)	(417)
Restructuring-related and other charges	(458)	(226)	(220)
Medical device regulations	(81)	(62)	(12)
Recall-related matters	(17)	(192)	(23)
Regulatory and legal matters	(6)	24	(185)
Consolidated operating income	$2,223	$2,713	$2,537

Segment Assets and Capital Spending
Assets:	2020	2019	2018
Orthopaedics	$14,910	$9,085	$8,873
MedSurg	17,901	12,066	10,417
Neurotechnology & Spine	529	7,646	7,260
Total segment assets	$33,340	$28,797	$26,550
Corporate and Other	990	1,370	679
Total assets	$34,330	$30,167	$27,229
Capital spending:
Orthopaedics	$140	$125	$134
MedSurg	174	265	217
Neurotechnology & Spine	28	29	31
Total segment capital spending	$342	$419	$382
Corporate and Other	145	230	190
Total capital spending	$487	$649	$572
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
The countries in which we have local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico); Europe, Middle East, Africa; Asia Pacific; and other foreign countries, which include Canada and countries in the Latin American region. Net sales are reported based on the geographic area of the Stryker location where the sales to the customer originated.

Geographic Information
	Net Sales			Net Property, Plant and Equipment
	2020	2019	2018	2020	2019
United States	$10,455	$10,957	$9,848	$1,645	$1,561
Europe, Middle East, Africa	1,818	1,888	1,793	938	838
Asia Pacific	1,630	1,617	1,532	91	95
Other countries	448	422	428	78	73
Total	$14,351	$14,884	$13,601	$2,752	$2,567
NOTE 15 - ASSET IMPAIRMENTS
Due to the significant negative impact the COVID-19 pandemic has had on our operations and financial results, we suspended certain in-process investments resulting in charges of $195 to impair certain long-lived assets (primarily the portion of our investment in a new global ERP system that was in-process of being developed for future deployment) and product line and other exit costs in 2020. These charges were included in cost of sales and selling, general and administrative expenses.

Dollar amounts in millions except per share amounts or as otherwise specified.	36

STRYKER CORPORATION 2020 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) (Exchange Act) as of December 31, 2020. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting during the fourth quarter of 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company's management assessed the effectiveness of our internal control over financial reporting on December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020. The Company's management excluded Wright Medical Group N.V. (Wright), acquired on November 11, 2020 from its evaluation of internal control over financial reporting as of December 31, 2020. As of December 31, 2020 Wright represented approximately 2.7% of our consolidated total assets, 0.3% of our consolidated net assets, 0.9% of our consolidated net sales and 1.3% of our consolidated earnings before income taxes for 2020.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Stryker Corporation
Opinion on Internal Control over Financial Reporting
We have audited Stryker Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stryker Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Wright Medical Group N.V. (Wright) which are included in the December 31, 2020 consolidated financial statements of the Company and constituted 2.7% and 0.3% of total and net assets, respectively, as of December 31, 2020 and 0.9% and 1.3% of net sales and earnings before income taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Wright.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Stryker Corporation and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 11, 2021 expressed an unqualified opinion thereon.
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

STRYKER CORPORATION 2020 FORM 10-K
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
February 11, 2021

ITEM 9B.	OTHER INFORMATION.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our executive officers appears under the caption "Executive Officers" in Part I, Item 1 of this report.
Information regarding our directors and certain corporate governance and other matters appearing under the captions "Information About the Board of Directors and Corporate Governance Matters," "Proposal 1—Election of Directors," and "Additional Information—Delinquent Section 16(a) Reports" in the 2021 proxy statement is incorporated herein by reference.
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
Information regarding the compensation of our management appearing under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation of Directors" in the 2021 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the caption "Stock Ownership" in the 2021 proxy statement is incorporated herein by reference.
On December 31, 2020 we had an equity compensation plan under which options were granted at a price not less than fair market value at the date of grant and under which awards of restricted stock units (RSUs) and performance stock units (PSUs) were made. Options and RSUs were also awarded under a previous plan. Additional information regarding our equity compensation plans appears in Note 1 and Note 9 to our Consolidated Financial Statements. On December 31, 2020 we also had a stock performance incentive award program pursuant to which shares of our common stock were and may be issued to certain employees with respect to performance. The status of these plans, each of which were previously submitted to and approved by our shareholders, on December 31, 2020 is as follows:

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
2006 Long-Term Incentive Plan	1,328,860	$59.82	—
2008 Employee Stock Purchase Plan	N/A	N/A	4,373,202
2011 Long-Term Incentive Plan(1)	11,860,871	$140.46	27,842,793
2011 Performance Incentive Award Plan	N/A	N/A	302,292
Total			32,518,287
(1) The 2011 Long-Term Incentive Plan securities to be issued upon exercise includes 742,622 RSUs and 198,030 PSUs. The weighted-average exercise prices does not take these awards into account.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption "Information About the Board of Directors and Corporate Governance Matters—Independent Directors" and "Information About the Board of Directors and Corporate Governance Matters—Certain Relationships and Related Party Transactions" in the 2021 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information under the caption "Proposal 2—Ratification of Appointment of Our Independent Registered Public Accounting Firm" in the 2021 proxy statement is incorporated herein by reference.

Dollar amounts in millions except per share amounts or as otherwise specified.	38

STRYKER CORPORATION 2020 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements
	The following Consolidated Financial Statements are set forth in Part II, Item 8 of this report.
	Report of Independent Registered Public Accounting Firm					19
	Consolidated Statements of Earnings for 2020, 2019, and 2018					21
	Consolidated Statements of Comprehensive Income for 2020, 2019, and 2018					21
	Consolidated Balance Sheets on 2020 and 2019					22
	Consolidated Statements of Shareholders’ Equity for 2020, 2019, and 2018					23
	Consolidated Statements of Cash Flows for 2020, 2019, and 2018					24
	Notes to Consolidated Financial Statements					25

(a) 2.	Financial Statement Schedules
	The Consolidated Financial Statement schedule of Stryker Corporation and its subsidiaries is:
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
			Additions	Deductions
	Description	Balance at Beginning of Period	Charged to Costs & Expenses	Uncollectible Amounts Written Off, Net of Recoveries	Effect of Changes in Foreign Currency Exchange Rates	Balance at End of Period
	DEDUCTED FROM ASSET ACCOUNTS
	Allowance for Doubtful Accounts:
	Year ended December 31, 2020	$88	$65	$22	$—	$131
	Year ended December 31, 2019	$64	$39	$13	$2	$88
	Year ended December 31, 2018	$59	$20	$14	$1	$64

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

(ii)
Purchase Agreement, dated as of November 4, 2019, among Stryker Corporation, Stryker B.V. and Wright Medical Group N.V. — Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated November 6, 2019 (Commission File No. 001-13149).

Exhibit 3—	Articles of Incorporation and By-Laws
(i)	Restated Articles of Incorporation — Incorporated by reference to Exhibit 3(i) to the Company's Form 10-Q for the quarterly period ended September 30, 2018 (Commission File No. 00-09165).
(ii)	Amended and Restated Bylaws — Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated February 5, 2021 (Commission File No. 001-13149).

Exhibit 4—	Instruments defining the rights of security holders, including indentures—We agree to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of Stryker Corporation and its subsidiaries not exceeding 10% of the total assets of Stryker Corporation and its consolidated subsidiaries is authorized.
(i)
Indenture, dated January 15, 2010, between Stryker Corporation and U.S. Bank National Association.— Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated January 15, 2010 (Commission File No. 000-09165).

(ii)
Fifth Supplemental Indenture (including the form of 2043 note) dated March 25, 2013, between Stryker Corporation and U.S. Bank National Association.— Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated March 25, 2013 (Commission File No. 000-09165).

Dollar amounts in millions except per share amounts or as otherwise specified.	39

STRYKER CORPORATION 2020 FORM 10-K

(iii)
Sixth Supplemental Indenture (including the form of 2024 note), dated May 1, 2014, between Stryker Corporation and U.S. Bank National Association.— Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated May 1, 2014 (Commission File No. 000-09165).

(iv)
Seventh Supplemental Indenture (including the form of 2044 note), dated May 1, 2014, between Stryker Corporation and U.S. Bank National Association.— Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated May 1, 2014 (Commission File No. 000-09165).

(v)
Eighth Supplemental Indenture (including the form of 2025 note), dated October 29, 2015, between Stryker Corporation and U.S. Bank National association.— Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated October 29, 2015 (Commission File No. 000-09165).

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

(xiv)
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

(xvi)
Twenty-Second Supplemental Indenture (including the form of the 2025 note), dated June 4, 2020, between Stryker Corporation and U.S. Bank National Association, as trustee - Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 4, 2020 (Commission File No. 001-13149).

(xvii)
Twenty-Third Supplemental Indenture (including the form of the 2030 note), dated June 4, 2020, between Stryker Corporation and U.S. Bank National Association — Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated June 4, 2020 (Commission File No. 001-13149).

(xviii)
Twenty-Fourth Supplemental Indenture (including the form of the 2050 note), dated June 4, 2020, between Stryker Corporation and U.S. Bank National Association — Incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K dated June 4, 2020 (Commission File No. 001-13149).

(xix)
Twenty-Fifth Supplemental Indenture (including the form of the 2023 note), dated November 23, 2020, between Stryker Corporation and U.S. Bank National Association, as trustee — Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated November 23, 2020 (Commission File No. 001-13149).

(xx)	†	Description of Securities

Exhibit 10—		Material contracts
(i)*	†	Form of grant notice and terms and conditions for stock options granted in 2021 under the 2011 Long-Term Incentive Plan.
(ii)*	†	Form of grant notice and terms and conditions for restricted stock units granted in 2021 under the 2011 Long-Term Incentive Plan.
(iii)*	†	Form of grant notice and terms and conditions for performance stock units granted in 2021 under the 2011 Long-Term Incentive Plan.
(iv)*
Form of grant notice and terms and conditions for restricted stock units granted in 2020 under the 2011 Long-Term Incentive Plan to non-employee directors — Incorporated by reference to Exhibit 10(i) to the Company's Form 10-Q for the quarterly period ended June 30, 2020 (Commission File No. 001-13149).

(v)*
2011 Long-Term Incentive Plan (as amended effective February 4, 2020) — Incorporated by reference to Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 2019 (Commission File No. 001-13149).

(vi)*
Form of grant notice and terms and conditions for stock options granted in 2020 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-K for the year ended December 31, 2019 (Commission File No. 001-13149).

(vii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2020 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(iii) to the Company's Form 10-K for the year ended December 31, 2019 (Commission File No. 001-13149).

40

STRYKER CORPORATION 2020 FORM 10-K

(viii)*
Form of grant notice and terms and conditions for performance stock units granted in 2020 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(iv) to the Company's Form 10-K for the year ended December 31, 2019 (Commission File No. 001-13149).

(ix)*
Form of terms and conditions for restricted stock units granted to non-employee directors in 2019 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(v) to the Company's Form 10-K for the year ended December 31, 2019 (Commission File No. 001-13149).

(x)*
Supplemental Savings and Retirement Plan (as amended effective January 1, 2008 and January 1, 2019) — Incorporated by reference to Exhibit 10(vi) to the Company's Form 10-K for the year ended December 31, 2019 (Commission File No. 001-13149).

(xi)*
Form of grant notice and terms and conditions for stock options granted in 2019 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-K for the year ended December 31, 2018 (Commission File No. 001-13149).

(xii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2019 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(iii) to the Company's Form 10-K for the year ended December 31, 2018 (Commission File No. 001-13149).

(xiii)*
Form of grant notice and terms and conditions for performance stock units granted in 2019 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(iv) to the Company's Form 10-K for the year ended December 31, 2018 (Commission File No 001-13149).

(xiv)*
2006 Long-Term Incentive Plan (as amended effective February 7, 2017) — Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

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

(xviii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2018 under the 2011 Long-Term Incentive Plan to non-employee directors — Incorporated by reference to Exhibit 10(ii) to the Company’s Form 10-Q for the quarterly period ended June 30, 2018 (Commission File No. 000-09165).

(xix)*
Form of grant notice and terms and conditions for stock options granted in 2017 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(iv) to the Company's Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

(xx)*
Form of grant notice and terms and conditions for restricted stock units granted in 2017 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(v) to the Company's Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

(xxi)*
Form of grant notice and terms and conditions for performance stock units granted in 2017 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(vi) to the Company's Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

(xxii)*
Form of grant notice and terms and conditions for stock options and restricted stock units granted in 2017 under the 2011 Long-Term Incentive Plan to non-employee directors — Incorporated by reference to Exhibit 10(vii) to the Company's Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

(xxiii)*	Stryker Corporation Executive Bonus Plan — Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(xxiv)	Form of Indemnification Agreement for Directors — Incorporated by reference to Exhibit 10 (xiv) to the Company's Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxv)	Form of Indemnification Agreement for Certain Officers—Incorporated by reference to Exhibit 10 (xv) to the Company's Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxvi)
Settlement Agreement between Howmedica Osteonics Corp. and the counsel listed on the signature pages thereto, dated as of November 3, 2014 (Rejuvenate and ABF II Hip Implant Products Liability Litigation) — Incorporated by reference to Exhibit 10xxiii to the Company's Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(xxvii)*	Letter Agreement between Stryker Corporation and Glenn Boehnlein — Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated January 22, 2016 (Commission File No. 000-09165).
(xxviii)*
Credit Agreement, dated as of August 19, 2016, among Stryker Corporation and certain subsidiaries, as designated borrowers; the lenders party thereto; and Bank of America, N.A., as administrative agent — Incorporated by reference to Exhibit 4.1 to the Company’s 8-K dated August 19, 2016 (Commission File No. 000-09165).

(xxix)*	Letter Agreement between Stryker Corporation and Lonny Carpenter — Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 2, 2018 (Commission File No. 000-09165).
(xxx)*	Letter Agreement between Stryker Corporation and David K. Floyd — Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 6, 2018 (Commission File No. 000-09165).
(xxxi)*
Transition and Retention Agreement between Michael Hutchinson and Stryker Corporation — Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 2019 (Commission File No. 001-13149).

(xxxii)
Amendment No. 1, dated as of April 30, 2020, to Credit Agreement, dated as of August 19, 2016, among Stryker Corporation and certain of its subsidiaries, as designated borrowers; the lenders party thereto; and Bank of America, N.A., as administrative agent — Incorporated by reference to Exhibit 10(i) to the Company's Form 10-Q for the quarterly period ended March 31, 2020 (Commission File No. 001-13149).

(xxxiii)
Credit Agreement, dated as of April 30, 2020, among Stryker Corporation as borrower; the lenders party thereto; and Bank of America, N.A., as administrative agent — Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-Q for the quarterly period ended March 31, 2020 (Commission File No. 001-13149).

41

STRYKER CORPORATION 2020 FORM 10-K

(xxxiv)
Term Loan Agreement, dated as of November 10, 2020, among Stryker Corporation, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent — Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated November 13, 2020 (Commission File No. 001-13149).

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

42

STRYKER CORPORATION 2020 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYKER CORPORATION
Date:	February 11, 2021	/s/ GLENN S. BOEHNLEIN
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

/s/ WILLIAM E. BERRY JR.
William E. Berry, Jr.
Vice President, Corporate Controller
(Principal Accounting Officer)

/s/ ALLAN C. GOLSTON	/s/ SHERILYN S. MCCOY
Allan C. Golston	Sherilyn S. McCoy
Lead Independent Director	Director

/s/ MARY K. BRAINERD	/s/ ANDREW K. SILVERNAIL
Mary K. Brainerd	Andrew K. Silvernail
Director	Director

/s/ GIOVANNI CAFORIO	/s/ LISA M. SKEETE TATUM
Giovanni Caforio, M.D.	Lisa M. Skeete Tatum
Director	Director

/s/ SRIKANT M. DATAR	/s/ RONDA E. STRYKER
Srikant M. Datar, Ph.D.	Ronda E. Stryker
Director	Director

/s/ ROCH DOLIVEUX	/s/ RAJEEV SURI
Roch Doliveux, DVM	Rajeev Suri
Director	Director

43