Form 10-Q
period 2021-03-31
STRYKER CORP
filed 2021-04-28
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 376,747,866 shares of Common Stock, $0.10 par value, on March 31, 2021.

STRYKER CORPORATION	2021 First Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months
	2021	2020
Net sales	$3,953	$3,588
Cost of sales	1,444	1,257
Gross profit	$2,509	$2,331
Research, development and engineering expenses	288	254
Selling, general and administrative expenses	1,575	1,330
Recall charges	6	(6)
Amortization of intangible assets	181	118
Total operating expenses	$2,050	$1,696
Operating income	$459	$635
Other income (expense), net	(92)	(45)
Earnings before income taxes	$367	$590
Income taxes	65	97
Net earnings	$302	$493

Net earnings per share of common stock:
Basic	$0.80	$1.32
Diluted	$0.79	$1.30

Weighted-average shares outstanding (in millions):
Basic	376.3	374.8
Effect of dilutive employee stock compensation	5.4	4.9
Diluted	381.7	379.7

Cash dividends declared per share of common stock	$0.63	$0.575
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months
	2021	2020
Net earnings	$302	$493
Other comprehensive income (loss), net of tax:
Pension plans	7	(4)
Unrealized gains (losses) on designated hedges	28	(26)
Financial statement translation	255	13
Total other comprehensive income (loss), net of tax	$290	$(17)
Comprehensive income	$592	$476

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2021 First Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,238	$2,943
Marketable securities	74	81
Accounts receivable, less allowance of $132 ($131 in 2020)	2,616	2,701
Inventories:
Materials and supplies	664	678
Work in process	266	251
Finished goods	2,543	2,565
Total inventories	$3,473	$3,494
Prepaid expenses and other current assets	578	488
Total current assets	$8,979	$9,707
Property, plant and equipment:
Land, buildings and improvements	1,566	1,546
Machinery and equipment	3,640	3,636
Total property, plant and equipment	$5,206	$5,182
Less accumulated depreciation	2,496	2,430
Property, plant and equipment, net	$2,710	$2,752
Goodwill	12,803	12,778
Other intangibles, net	5,378	5,554
Noncurrent deferred income tax assets	1,519	1,530
Other noncurrent assets	2,066	2,009
Total assets	$33,455	$34,330

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$767	$810
Accrued compensation	689	925
Income taxes	253	207
Dividends payable	237	237
Accrued product liabilities	505	515
Accrued expenses and other liabilities	1,487	1,586
Current maturities of debt	15	761
Total current liabilities	$3,953	$5,041
Long-term debt, excluding current maturities	13,059	13,230
Income taxes	986	990
Other noncurrent liabilities	1,955	1,985
Total liabilities	$19,953	$21,246
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	1,806	1,741
Retained earnings	12,525	12,462
Accumulated other comprehensive loss	(867)	(1,157)
Total shareholders' equity	$13,502	$13,084
Total liabilities and shareholders' equity	$33,455	$34,330

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2021 First Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months
	2021	2020
Common stock shares outstanding (in millions)
Beginning	376.1	374.5
Issuance of common stock under stock compensation and benefit plans	0.6	0.9
Repurchase of common stock	—	—
Ending	376.7	375.4

Common stock
Beginning	$38	$37
Issuance of common stock under stock compensation and benefit plans	—	1
Ending	$38	$38
Additional paid-in capital
Beginning	$1,741	$1,628
Issuance of common stock under stock compensation and benefit plans	(3)	(8)
Repurchase of common stock	—	—
Share-based compensation	68	56
Ending	$1,806	$1,676
Retained earnings
Beginning	$12,462	$11,748
Net earnings	302	493
Repurchase of common stock	—	—
Cash dividends declared	(239)	(217)
Ending	$12,525	$12,024
Accumulated other comprehensive income (loss)
Beginning	$(1,157)	$(606)
Other comprehensive income (loss)	290	(17)
Ending	$(867)	$(623)
Total Stryker shareholders' equity	$13,502	$13,115
Non-controlling interest	—	—
Total shareholders' equity	$13,502	$13,115

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2021 First Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	2021	2020
Operating activities
Net earnings	$302	$493
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	95	80
Amortization of intangible assets	181	118
Share-based compensation	68	56
Recall charges	6	(6)
Sale of inventory stepped-up to fair value at acquisition	79	6
Changes in operating assets and liabilities:
Accounts receivable	65	204
Inventories	(73)	(122)
Accounts payable	(37)	63
Accrued expenses and other liabilities	(178)	(550)
Recall-related payments	(8)	(4)
Income taxes	6	84
Other, net	(54)	169
Net cash provided by operating activities	$452	$591
Investing activities
Acquisitions, net of cash acquired	(27)	(23)
Purchases of marketable securities	(5)	(8)
Proceeds from sales of marketable securities	12	12
Purchases of property, plant and equipment	(83)	(144)
Other investing, net	7	—
Net cash used in investing activities	$(96)	$(163)
Financing activities
Proceeds (payments) on short-term borrowings, net	2	4
Proceeds from issuance of long-term debt	5	—
Payments on long-term debt	(750)	(500)
Dividends paid	(238)	(215)
Repurchases of common stock	—	—
Cash paid for taxes from withheld shares	(53)	(56)
Other financing, net	(19)	(1)
Net cash provided by (used in) financing activities	$(1,053)	$(768)
Effect of exchange rate changes on cash and cash equivalents	(8)	(33)
Change in cash and cash equivalents	$(705)	$(373)
Cash and cash equivalents at beginning of period	2,943	4,337
Cash and cash equivalents at end of period	$2,238	$3,964

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2021 First Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," us" or "our") on March 31, 2021 and the results of operations for the three months 2021. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2020.
New Accounting Pronouncements Not Yet Adopted
We evaluate all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our Consolidated Financial Statements.
NOTE 2 - REVENUE RECOGNITION
Our policies for recognizing sales have not changed from those described in our Annual Report on Form 10-K for 2020.
We disaggregate our net sales by product line and geographic location for each of our segments as we believe it best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.

Net Sales by Product Line
	Three Months
	2021	2020
Orthopaedics:
Knees	$412	$432
Hips	309	316
Trauma and Extremities	640	392
Other	123	82
	$1,484	$1,222
MedSurg:
Instruments	$469	$513
Endoscopy	469	455
Medical	622	587
Sustainability	61	67
	$1,621	$1,622
Neurotechnology and Spine:
Neurotechnology	$570	$483
Spine	278	261
	$848	$744
Total	$3,953	$3,588

Net Sales by Geography
	Three Months 2021		Three Months 2020
	United States	International	United States	International
Orthopaedics:
Knees	$294	$118	$322	$110
Hips	186	123	201	115
Trauma and Extremities	440	200	260	132
Other	94	29	69	13
	$1,014	$470	$852	$370
MedSurg:
Instruments	$355	$114	$410	$103
Endoscopy	354	115	364	91
Medical	473	149	454	133
Sustainability	60	1	66	1
	$1,242	$379	$1,294	$328
Neurotechnology and Spine:
Neurotechnology	$335	$235	$301	$182
Spine	193	85	196	65
	$528	$320	$497	$247
Total	$2,784	$1,169	$2,643	$945
Contract Assets and Liabilities
On March 31, 2021 and December 31, 2020 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $444 and $416 on March 31, 2021 and December 31, 2020.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2021	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(259)	$(10)	$(885)	$(1,157)
OCI	—	8	27	273	308
Income taxes	—	(4)	(8)	(12)	(24)
Reclassifications to:
Cost of sales	—	—	1	—	1
Other (income) expense	—	4	10	(8)	6
Income taxes	—	(1)	(2)	2	(1)
Net OCI	$—	$7	$28	$255	$290
Ending	$(3)	$(252)	$18	$(630)	$(867)

Three Months 2020	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(179)	$47	$(471)	$(606)
OCI	1	(6)	(39)	55	11
Income taxes	—	—	11	(37)	(26)
Reclassifications to:
Cost of sales	—	—	3	—	3
Other (income) expense	(1)	3	(1)	(7)	(6)
Income taxes	—	(1)	—	2	1
Net OCI	$—	$(4)	$(26)	$13	$(17)
Ending	$(3)	$(183)	$21	$(458)	$(623)

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2021 First Quarter Form 10-Q
NOTE 4 - DERIVATIVE INSTRUMENTS
We use operational and economic hedges, foreign currency exchange forward contracts, net investment hedges (both derivative and non-derivative financial instruments) and interest rate derivative instruments to manage the impact of currency exchange and interest rate fluctuations on earnings, cash flow and equity. We do not enter into derivative instruments for speculative purposes. We are exposed to potential credit loss in the event of nonperformance by our counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum loss exposure is the asset balance of the instrument. We have not changed our hedging strategies, accounting practices or objectives from those disclosed in our Annual Report on Form 10-K for 2020.
Foreign Currency Hedges

March 2021	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$927	$1,767	$5,894	$8,588
Maximum term in days				1703
Fair value:
Other current assets	$7	$—	$87	$94
Other noncurrent assets	1	32	—	33
Other current liabilities	(21)	—	(13)	(34)
Other noncurrent liabilities	(1)	(7)	—	(8)
Total fair value	$(14)	$25	$74	$85

December 2020	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$949	$1,828	$5,382	$8,159
Maximum term in days				1793
Fair value:
Other current assets	$9	$—	$7	$16
Other noncurrent assets	—	4	—	4
Other current liabilities	(12)	—	(121)	(133)
Other noncurrent liabilities	(1)	(26)	—	(27)
Total fair value	$(4)	$(22)	$(114)	$(140)
We have €1,500 in certain forward currency contracts designated as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we have designated €4,350 of senior unsecured notes as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
On March 31, 2021 the total after tax gain (loss) in AOCI related to designated net investment hedges was ($222).
Net Currency Exchange Rate Gains (Losses)

		Three Months
Derivative instrument:	Recorded in:	2021	2020
Cash Flow	Cost of sales	$(1)	$(3)
Net Investment	Other income (expense), net	8	7
Non-Designated	Other income (expense), net	(2)	(7)
	Total	$5	$(3)
Pretax gains (losses) on derivatives designated as cash flow of ($16) and net investment hedges of $33 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense) in earnings within 12 months as of March 31, 2021. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
In the three months 2021 a loss of $11 was reclassified from AOCI to earnings relating to the termination of forward starting interest rate swaps with notional amounts of $750 designated as cash flow hedges as we now consider it probable that the original forecasted debt issuances will not occur. Pretax gains of $5 recorded in AOCI related to other interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to other income (expense) in earnings within 12 months of March 31, 2021. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2020.
There were no significant transfers into or out of any level in 2021.

Assets Measured at Fair Value	March	December
	2021	2020
Cash and cash equivalents	$2,238	$2,943
Trading marketable securities	170	171
Level 1 - Assets	$2,408	$3,114
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$37	$38
United States agency debt securities	5	5
United States Treasury debt securities	29	36
Certificates of deposit	3	2
Total available-for-sale marketable securities	$74	$81
Foreign currency exchange forward contracts	127	20
Level 2 - Assets	$201	$101
Total assets measured at fair value	$2,609	$3,215

Liabilities Measured at Fair Value	March	December
	2021	2020
Deferred compensation arrangements	$170	$171
Level 1 - Liabilities	$170	$171
Foreign currency exchange forward contracts	$42	$160
Interest rate swap liability	—	53
Level 2 - Liabilities	$42	$213
Contingent consideration:
Beginning	$393	$306
Additions	4	108
Change in estimate	(2)	9
Settlements	(19)	(30)
Ending	$376	$393
Level 3 - Liabilities	$376	$393
Total liabilities measured at fair value	$588	$777

Fair Value of Available for Sale Securities by Maturity
	March 2021	December 2020
Due in one year or less	$39	$42
Due after one year through three years	$35	$39
On March 31, 2021 and December 31, 2020 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income was $17 and $40 in the three months 2021 and 2020, which was recorded in other income (expense), net.
Our investments in available-for-sale marketable securities had a minimum credit quality rating of A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2021 First Quarter Form 10-Q
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
With the acquisition of Wright as more fully described in Note 7, we are responsible for certain product liability claims, primarily related to certain hip products sold by Wright prior to its 2014 divestiture of the OrthoRecon business. We will continue to evaluate each claim and the possible loss we may incur.
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of these matters. Based on the information that has been received, we have estimated the remaining range of probable loss related to these matters globally to be approximately $480 to $610. We have recorded reserves representing the remaining minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly, the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.

Leases	March	December
	2021	2020
Right-of-use assets	$424	$423
Lease liabilities, current	$109	$109
Lease liabilities, non-current	$322	$325

Other information:
Weighted-average remaining lease term	5.8 years	5.6 years
Weighted-average discount rate	2.94%	2.57%

	Three Months
	2021	2020
Operating lease cost	$36	36
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. The aggregate purchase price of our acquisitions, net of cash acquired was $31 and $23 in the three months 2021 and 2020.
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
Purchase price allocations for our significant acquisitions are:

Purchase Price Allocation of Acquired Net Assets
2020	Wright
Tangible assets and liabilities:
Accounts receivable	$127
Inventory	478
Deferred income tax assets	373
Other assets	345
Debt	(1,447)
Deferred income tax liabilities	(504)
Product liabilities	(199)
Other liabilities	(290)
Intangible assets:
Customer and distributor relationships	181
Developed technology and patents	1,499
Trade name	59
Goodwill	3,459
Purchase price, net of cash acquired	$4,081
Weighted-average life of intangible assets	12
Purchase price allocations for Wright and other 2020 acquisitions were based on preliminary valuations, primarily related to intangible assets, product liabilities and deferred income taxes. Our estimates and assumptions are subject to change within the measurement period.

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2021 First Quarter Form 10-Q

Estimated Amortization Expense
Remainder of 2021	2022	2023	2024	2025
$450	$588	$567	$541	$520
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on March 31, 2021.
Our commercial paper program backed by our primary revolving credit facility which expires in August 2023 allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. We have a credit agreement that provides for up to $1,500 of borrowings in United States Dollars pursuant to a 364-day revolving credit facility, which matures on April 29, 2021 and is available for working capital and general corporate purposes. On March 31, 2021 there were no borrowings outstanding under our credit facility or commercial paper programs.

Summary of Total Debt		March 2021	December 2020
Rate	Due
Senior unsecured notes:
2.625%	March 15, 2021	$—	$750
1.125%	November 30, 2023	646	668
0.600%	December 1, 2023	597	597
3.375%	May 15, 2024	591	590
0.250%	December 3, 2024	995	1,030
1.150%	June 15, 2025	645	644
3.375%	November 1, 2025	747	747
3.500%	March 15, 2026	993	992
2.125%	November 30, 2027	878	909
3.650%	March 7, 2028	596	596
0.750%	March 1, 2029	937	969
1.950%	June 15, 2030	989	989
2.625%	November 30, 2030	756	782
1.000%	December 3, 2031	873	903
4.100%	April 1, 2043	392	392
4.375%	May 15, 2044	395	395
4.625%	March 15, 2046	982	981
2.900%	June 15, 2050	641	641
Variable term loan	November 10, 2023	400	400
Other		21	16
Total debt		$13,074	$13,991
Less current maturities of debt		15	761
Total long-term debt		$13,059	$13,230

		March 2021	December 2020
Unamortized debt issuance costs		$69	$71
Borrowing capacity on existing facilities		$2,908	$2,903
Fair value of senior unsecured notes		$13,634	$15,022
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
In March 2021 we repaid $750 of senior unsecured notes with a coupon of 2.625% that were due on March 15, 2021.
NOTE 9 - INCOME TAXES
Our effective tax rates were 17.7% and 16.4% in the three months 2021 and 2020. The effective income tax rates for 2021 and 2020 reflect the continued lower effective income tax rates as a result of our European operations.
In March 2021 the American Rescue Plan Act (the Act) was signed into law in the United States. We do not expect the provisions of the Act to have a material impact on our annual effective tax rate or Consolidated Financial Statements in 2021.
NOTE 10 - SEGMENT INFORMATION

	Three Months
	2021	2020
Orthopaedics	$1,484	$1,222
MedSurg	1,621	1,622
Neurotechnology and Spine	848	744
Net sales	$3,953	$3,588
Orthopaedics	$416	$392
MedSurg	545	401
Neurotechnology and Spine	129	206
Segment operating income	$1,090	$999
Items not allocated to segments:
Corporate and other	(162)	(137)
Acquisition and integration-related charges	(249)	(37)
Amortization of intangible assets	(181)	(118)
Restructuring-related and other charges	(14)	(54)
Medical device regulations	(19)	(24)
Recall-related matters	(6)	6
Consolidated operating income	$459	$635
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2020.
NOTE 11 - RISK AND UNCERTAINTIES
In China the government launched a national program for volume-based procurement of high value medical consumables to reduce healthcare costs. The government will award a contract to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders will be guaranteed a sales volume for certain periods, while losing a volume-based procurement tender process will result in a loss of market share. This process may also enable manufacturers to lower their distribution and commercial costs. The implementation of the tender process may negatively impact our existing commercial operations of joint replacement, spine and trauma products in China. Currently the government is collecting data related to these products. We are responding to the request for information and are closely monitoring this process for any indicators of potential impairment of goodwill or intangible assets related to our business in China. Our business in China represented approximately 2% of our revenues for the year ended December 31, 2020.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2021 First Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Some of our products are particularly sensitive to reductions in elective medical procedures. Elective medical procedures were suspended in the first quarter of 2020 in many of the markets where our products are marketed and sold, which negatively affected our business, cash flows, financial condition and results of operations. In the three months 2021 the continued impact of the COVID-19 pandemic and related surgical procedure cancellations negatively impacted our sales primarily in the United States and Europe. Towards the end of the quarter sales momentum showed improvement primarily in our United States and Asia Pacific businesses. Demand increases for certain capital products continued from the fourth quarter 2020.
Overview of the Three Months
The response to the COVID-19 pandemic has included measures to slow the spread of the virus taken by governments and health care authorities globally, including the postponement of elective medical procedures and social contact restrictions. While there is starting to be some recovery in certain geographies, there continues to be a negative impact on our operations and financial results.
In the three months 2021 we achieved sales growth of 10.2% and 12.4% from 2020 and 2019. Excluding the impact of acquisitions sales grew 1.8% and 4.7% in constant currency. We reported operating income margin of 11.6%, net earnings of $302 and net earnings per diluted share of $0.79. Excluding the impact of certain items, adjusted operating income margin(1) contracted by 50 bps to 23.5%, with adjusted net earnings(1) of $737 and adjusted net earnings per diluted share(1) of $1.93 representing growth of 4.9%.
Recent Developments
In March 2021 we repaid $750 of our senior unsecured notes with a coupon of 2.625% that were due on March 15, 2021. Refer to Note 8 to our Consolidated Financial Statements for further information.
We have not repurchased any shares of our common stock under our authorized repurchase program in 2021. The total dollar value of shares of our common stock that could be acquired under our authorized share repurchase program was $1,033 as of March 31, 2021. We previously announced our intention to suspend our repurchase program through 2021.
In China the government launched a national program for volume-based procurement of high value medical consumables to reduce healthcare costs. The government will award a contract to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders will be guaranteed a sales volume for certain periods, while losing a volume-based procurement tender process will result in a loss of market share. This process may also enable manufacturers to lower their distribution and commercial costs. The implementation of the tender process may negatively impact our existing commercial operations of joint replacement, spine and trauma products in China. Currently the government is collecting data related to these products. We are responding to the request for information and are closely monitoring this process for any indicators of potential impairment of goodwill or intangible assets related to our business in China. Our business in China represented approximately 2% of our revenues for the year ended December 31, 2020.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2021 First Quarter Form 10-Q

CONSOLIDATED RESULTS OF OPERATIONS	Three Months
			Percent Net Sales		Percentage
	2021	2020	2021	2020	Change
Net sales	$3,953	$3,588	100.0%	100.0%	10.2%
Gross profit	2,509	2,331	63.5	65.0	7.6
Research, development and engineering expenses	288	254	7.3	7.1	13.4
Selling, general and administrative expenses	1,575	1,330	39.8	37.1	18.4
Recall charges	6	(6)	0.2	(0.2)	nm
Amortization of intangible assets	181	118	4.6	3.3	53.4
Other income (expense), net	(92)	(45)	(2.3)	(1.3)	104.4
Income taxes	65	97	nm	nm	(33.0)
Net earnings	$302	$493	7.6%	13.7%	(38.7)%

Net earnings per diluted share	$0.79	$1.30			(39.2)%
Adjusted net earnings per diluted share(1)	$1.93	$1.84			4.9%

nm - not meaningful

Geographic and Segment Net Sales	Three Months
			Percentage Change
	2021	2020	As Reported	Constant Currency
Geographic:
United States	$2,784	$2,643	5.3%	5.3%
International	1,169	945	23.7	15.2
Total	$3,953	$3,588	10.2%	8.0%
Segment:
Orthopaedics	$1,484	$1,222	21.4%	18.7%
MedSurg	1,621	1,622	—	(1.6)
Neurotechnology and Spine	848	744	14.0	11.3
Total	$3,953	$3,588	10.2%	8.0%

Supplemental Net Sales Growth Information	Three Months
			Percentage Change
					United States	International
	2021	2020	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$412	$432	(4.5)%	(6.5)%	(8.8)%	8.0%	0.1%
Hips	309	316	(2.2)	(4.7)	(7.3)	6.8	(0.1)
Trauma and Extremities	640	392	63.1	59.2	69.2	50.9	40.1
Other	123	82	48.6	46.7	36.2	111.4	98.1
	$1,484	$1,222	21.4%	18.7%	19.0%	26.7%	18.0%
MedSurg:
Instruments	$469	$513	(8.5)%	(10.0)%	(13.4)%	11.1%	2.8%
Endoscopy	469	455	3.1	1.6	(2.9)	27.4	19.0
Medical	622	587	5.9	4.0	4.1	11.8	3.6
Sustainability	61	67	(8.6)	(8.7)	(9.1)	54.1	47.1
	$1,621	$1,622	—	(1.6)%	(4.1)%	16.0%	7.6%
Neurotechnology and Spine:
Neurotechnology	$570	$483	18.1%	15.0%	11.7%	28.6%	20.3%
Spine	278	261	6.5	4.4	(1.9)	31.7	22.6
	$848	$744	14.0%	11.3%	6.3%	29.4%	20.9%
Total	$3,953	$3,588	10.2%	8.0%	5.3%	23.7%	15.2%

Consolidated Net Sales
Consolidated net sales increased 10.2% in the three months 2021 as reported and 8.0% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.2%. Excluding the 6.2% impact of acquisitions, net sales in constant currency increased by 2.7% from increased unit volume partially offset by 0.9% due to lower prices. The unit volume increase was primarily due to higher shipments of trauma and extremities, Mako, endoscopy, medical, neurotechnology and spine products.
Orthopaedics Net Sales
Orthopaedics net sales increased 21.4% in the three months 2021 as reported and 18.7% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.7%.
Excluding the 18.2% impact of acquisitions, net sales in constant currency increased 2.6% from increased unit volume partially offset by 2.1% from lower prices. The unit volume increase was primarily due to higher shipments of trauma and extremities and Mako products.
MedSurg Net Sales
MedSurg net sales remained flat in the three months 2021 as reported and decreased 1.6% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.6%. Net sales in constant currency decreased by 1.4% from decreased unit volume and 0.2% due to lower prices. The unit volume decrease was primarily due to lower shipments of

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2021 First Quarter Form 10-Q
instruments and sustainability solutions products partially offset by higher shipments of endoscopy and medical products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales increased 14.0% in the three months 2021 as reported and 11.3% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.7%. Net sales in constant currency increased by 11.9% from increased unit volume partially offset by 0.6% due to lower prices. The unit volume increase was due to higher shipments of neurotechnology and spine products.
Gross Profit
Gross profit as a percentage of sales in the three months 2021 decreased to 63.5% from 65.0% in 2020. Excluding the impact of the items noted below, gross profit increased to 65.4% of sales in the three months 2021 from 65.3% in 2020 primarily due to leverage from higher sales volumes partially offset by lower selling prices.

			Percent Net Sales
Three Months	2021	2020	2021	2020
Reported	$2,509	$2,331	63.5%	65.0%
Inventory stepped-up to fair value	79	6	2.0	0.2
Restructuring-related and other charges	(2)	4	(0.1)	0.1
Medical device regulations	1	1	—	—
Adjusted	$2,587	$2,342	65.4%	65.3%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $34 or 13.4% in the three months 2021 and increased as a percentage of sales to 7.3% from 7.1% in 2020. Excluding the impact of the items noted below, expenses increased to 6.8% of sales in 2021 from 6.4% in 2020. Projects to develop new products, investments in new technologies and integration of recent acquisitions contributed to the increased spending levels.

			Percent Net Sales
Three Months	2021	2020	2021	2020
Reported	$288	$254	7.3%	7.1%
Medical device regulations	(18)	(23)	(0.5)	(0.7)
Adjusted	$270	$231	6.8%	6.4%
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $245 or 18.4% in the three months 2021 and increased as a percentage of sales to 39.8% from 37.1% in 2020. Excluding the impact of the items noted below, expenses increased to 35.2% of sales in 2021 from 34.8% in 2020, primarily due to unfavorable business mix partially offset by operating expense savings actions taken in response to the COVID-19 pandemic.

			Percent Net Sales
Three Months	2021	2020	2021	2020
Reported	$1,575	$1,330	39.8%	37.1%
Other acquisition and integration-related	(170)	(31)	(4.2)	(0.9)
Restructuring-related and other charges	(15)	(49)	(0.4)	(1.4)
Adjusted	$1,390	$1,250	35.2%	34.8%
Recall Charges
Recall charges were minimal in the three months 2021 and 2020. Charges were primarily due to the previously disclosed LFIT Anatomic CoCr V40 Femoral Heads. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $181 and $118 in the three months 2021 and 2020. The increase in 2021 was primarily due to the acquisition of Wright Medical in the fourth quarter of 2020. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating income decreased $176 or 27.7% to 11.6% of sales in the three months 2021 from 17.7% of sales in 2020. Excluding the impact of the items noted below, operating income decreased to 23.5% of sales in 2021 from 24.0% in 2020 primarily due to unfavorable business mix partially offset by leverage from higher sales volumes and continued focus on our operating expense savings actions.

			Percent Net Sales
Three Months	2021	2020	2021	2020
Reported	$459	$635	11.6%	17.7%
Inventory stepped-up to fair value	79	6	2.0	0.2
Other acquisition and integration-related	170	31	4.2	0.9
Amortization of purchased intangible assets	181	118	4.6	3.2
Restructuring-related and other charges	14	54	0.4	1.5
Medical device regulations	19	24	0.5	0.7
Recall-related matters	6	(6)	0.2	(0.2)
Adjusted	$928	$862	23.5%	24.0%
Other Income (Expense), Net
Other income (expense), net was ($92) and ($45) in the three months 2021 and 2020. The increase in net expense in 2021 was primarily due to increased interest expense driven by the additional debt from the bond offerings completed in June 2020 and November 2020.
Income Taxes
Our effective tax rates were 17.7% and 16.4% in the three months 2021 and 2020. The effective income tax rates for 2021 and 2020 reflect the continued lower effective income tax rates as a result of our European operations.
In March 2021 the American Rescue Plan Act (the Act) was signed into law in the United States. We do not expect the provisions of the Act to have a material impact on our annual effective tax rate or Consolidated Financial Statements in 2021.
Net Earnings
Net earnings decreased to $302 or $0.79 per diluted share in the three months 2021 from net earnings of $493 or $1.30 per diluted share in 2020. Adjusted net earnings per diluted share(1) increased 4.9% to $1.93 in 2021 from $1.84 in 2020. The impact of foreign currency exchange rates increased net earnings per diluted share by approximately $0.06 in 2021 and reduced net earnings per diluted share by approximately $0.02 in 2020.

			Percent Net Sales
Three Months	2021	2020	2021	2020
Reported	$302	$493	7.6%	13.7%
Inventory stepped-up to fair value	60	5	1.5	0.1
Other acquisition and integration-related	129	24	3.3	0.7
Amortization of purchased intangible assets	151	96	3.8	2.7
Restructuring-related and other charges	18	42	0.5	1.2
Medical device regulations	16	18	0.4	0.5
Recall-related matters	5	(4)	0.1	(0.1)
Tax matters	56	25	1.4	0.7
Adjusted	$737	$699	18.6%	19.5%
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2021 First Quarter Form 10-Q
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
1.Acquisition and integration-related costs. Costs related to integrating recently acquired businesses (e.g., costs associated with the termination of sales relationships, workforce reductions and other integration-related activities) and specific costs (e.g., inventory step-up and deal costs) related to the consummation of the acquisition process.
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

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2021	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,509	$1,575	$288	$459	$(92)	$302	17.7%	$0.79
Reported percent net sales	63.5%	39.8%	7.3%	11.6%	(2.3)%	7.6%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	79	—	—	79	—	60	2.3	0.16
Other acquisition and integration-related	—	(170)	—	170	—	129	5.1	0.34
Amortization of purchased intangible assets	—	—	—	181	—	151	2.2	0.40
Restructuring-related and other charges	(2)	(15)	—	14	11	18	1.0	0.05
Medical device regulations	1	—	(18)	19	—	16	0.3	0.04
Recall-related matters	—	—	—	6	—	5	(0.5)	0.01
Regulatory and legal matters	—	—	—	—	—	—	—	—
Tax matters	—	—	—	—	—	56	(15.1)	0.14
Adjusted	$2,587	$1,390	$270	$928	$(81)	$737	13.0%	$1.93
Adjusted percent net sales	65.4%	35.2%	6.8%	23.5%	(2.0)%	18.6%

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2021 First Quarter Form 10-Q

Three Months 2020	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,331	$1,330	$254	$635	$(45)	$493	16.4%	$1.30
Reported percent net sales	65.0%	37.1%	7.1%	17.7%	(1.3)%	13.7%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	6	—	—	6	—	5	0.1	0.01
Other acquisition and integration-related	—	(31)	—	31	—	24	0.3	0.06
Amortization of purchased intangible assets	—	—	—	118	—	96	0.9	0.25
Restructuring-related and other charges	4	(49)	—	54	—	42	0.6	0.11
Medical device regulations	1	—	(23)	24	—	18	0.3	0.05
Recall-related matters	—	—	—	(6)	—	(4)	(0.1)	(0.01)
Regulatory and legal matters	—	—	—	—	—	—	—	—
Tax matters	—	—	—	—	—	25	(4.2)	0.07
Adjusted	$2,342	$1,250	$231	$862	$(45)	$699	14.3%	$1.84
Adjusted percent net sales	65.3%	34.8%	6.4%	24.0%	(1.3)%	19.5%

FINANCIAL CONDITION AND LIQUIDITY

Three Months	2021	2020
Net cash provided by operating activities	$452	$591
Net cash used in investing activities	(96)	(163)
Net cash provided by (used in) financing activities	(1,053)	(768)
Effect of exchange rate changes on cash and cash equivalents	(8)	(33)
Change in cash and cash equivalents	$(705)	$(373)
Operating Activities
Cash provided by operating activities was $452 and $591 in the three months 2021 and 2020. The decrease was primarily due to lower net earnings and working capital from accounts receivable and accounts payable.
Investing Activities
Cash used in investing activities was $96 and $163 in the three months 2021 and 2020. The decrease in cash used was primarily due to decreased payments for capital expenditures in 2021.
Financing Activities
Cash used in financing activities was $1,053 and $768 in the three months 2021 and 2020. The change in cash was primarily driven by debt repayments of $750 upon maturity in March 2021 compared to debt repayments of $500 in January 2020. We did not repurchase any shares in the three months 2021 or 2020.

Three Months	2021	2020
Total dividends paid to common shareholders	$238	$215
Total amount paid to repurchase common stock	$—	$—
Shares of repurchased common stock (in millions)	—	—
Liquidity
Cash, cash equivalents and marketable securities were $2,312 and $3,024 on March 31, 2021 and December 31, 2020. Current assets exceeded current liabilities by $5,026 and $4,666 on March 31, 2021 and December 31, 2020. Despite the impact from the COVID-19 pandemic, we anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper, existing credit lines and capital expenditure and operating expense reductions. We maintain a revolving credit facility with $1.5 billion of committed capital which expires in August 2023 and a $1.5 billion unsecured revolving credit facility that matures in April 2021.
We raised funds in the capital markets in 2020, 2019 and 2018 and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 27% on March 31, 2021 compared to 30% on December 31, 2020.
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for 2020.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2021 First Quarter Form 10-Q
statements include those risks discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for 2020. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for 2020. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions or circumstances on which those expectations may be based, or that affect the likelihood that actual results will differ from those contained in the forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We consider our greatest potential areas of market risk exposure to be exchange rate risk and the impacts of the COVID-19 pandemic on our operations and financial results. Quantitative and qualitative disclosures about exchange rate risk are included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for 2020. There were no material changes from the information provided therein. We are not able to quantify the impacts of the COVID-19 pandemic on our financial results. Qualitative disclosures about the COVID-19 pandemic are included in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q and Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on March 31, 2021. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial reporting during the three months 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 5,442 shares of our common stock in the three months 2021 as performance incentive awards to employees. These shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the three months 2021 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of March 31, 2021. As previously announced we intend to maintain the suspension of our share repurchase program through 2021.

ITEM 6.	EXHIBITS

31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
† Filed with this Form 10-Q
* Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2021 First Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	April 28, 2021	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chairman and Chief Executive Officer

Date:	April 28, 2021	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

15