Form 10-Q
period 2021-06-30
STRYKER CORP
filed 2021-07-28
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 377,096,272 shares of Common Stock, $0.10 par value, on June 30, 2021.

STRYKER CORPORATION	2021 Second Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (Unaudited)

	Three Months		Six Months
	2021	2020	2021	2020
Net sales	$4,294	$2,764	$8,247	$6,352
Cost of sales	1,522	1,216	2,966	2,473
Gross profit	$2,772	$1,548	$5,281	$3,879
Research, development and engineering expenses	310	233	598	487
Selling, general and administrative expenses	1,505	1,225	3,080	2,555
Recall charges	76	—	82	(6)
Amortization of intangible assets	149	110	330	228
Total operating expenses	$2,040	$1,568	$4,090	$3,264
Operating income (loss)	$732	$(20)	$1,191	$615
Other income (expense), net	(70)	(67)	(162)	(112)
Earnings (loss) before income taxes	$662	$(87)	$1,029	$503
Income taxes	70	(4)	135	93
Net earnings (loss)	$592	$(83)	$894	$410

Net earnings (loss) per share of common stock:
Basic	$1.57	$(0.22)	$2.37	$1.09
Diluted	$1.55	$(0.22)	$2.34	$1.08

Weighted-average shares outstanding (in millions):
Basic	376.9	375.5	376.6	375.1
Effect of dilutive employee stock compensation	5.4	—	5.4	4.8
Diluted	382.3	375.5	382.0	379.9

Cash dividends declared per share of common stock	$0.63	$0.575	$1.26	$1.15
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were 4.3 for the three months 2020 and de minimis in all other periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months		Six Months
	2021	2020	2021	2020
Net earnings (loss)	$592	$(83)	$894	$410
Other comprehensive income (loss), net of tax:
Pension plans	(4)	(4)	3	(8)
Unrealized gains (losses) on designated hedges	8	(30)	36	(56)
Financial statement translation	(80)	(58)	175	(45)
Total other comprehensive income (loss), net of tax	$(76)	$(92)	$214	$(109)
Comprehensive income (loss)	$516	$(175)	$1,108	$301

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2021 Second Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,241	$2,943
Marketable securities	84	81
Accounts receivable, less allowance of $141 ($131 in 2020)	2,714	2,701
Inventories:
Materials and supplies	658	678
Work in process	264	251
Finished goods	2,509	2,565
Total inventories	$3,431	$3,494
Prepaid expenses and other current assets	562	488
Total current assets	$9,032	$9,707
Property, plant and equipment:
Land, buildings and improvements	1,607	1,546
Machinery and equipment	3,755	3,636
Total property, plant and equipment	$5,362	$5,182
Less accumulated depreciation	2,624	2,430
Property, plant and equipment, net	$2,738	$2,752
Goodwill	12,802	12,778
Other intangibles, net	5,261	5,554
Noncurrent deferred income tax assets	1,751	1,530
Other noncurrent assets	2,114	2,009
Total assets	$33,698	$34,330

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$864	$810
Accrued compensation	890	925
Income taxes	300	207
Dividends payable	238	237
Accrued product liabilities	444	515
Accrued expenses and other liabilities	1,510	1,586
Current maturities of debt	6	761
Total current liabilities	$4,252	$5,041
Long-term debt, excluding current maturities	12,734	13,230
Income taxes	927	990
Other noncurrent liabilities	1,965	1,985
Total liabilities	$19,878	$21,246
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	1,844	1,741
Retained earnings	12,881	12,462
Accumulated other comprehensive loss	(943)	(1,157)
Total shareholders' equity	$13,820	$13,084
Total liabilities and shareholders' equity	$33,698	$34,330

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2021 Second Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months		Six Months
	2021	2020	2021	2020
Common stock shares outstanding (in millions)
Beginning	376.7	375.4	376.1	374.5
Issuance of common stock under stock compensation and benefit plans	0.4	0.2	1.0	1.1
Repurchase of common stock	—	—	—	—
Ending	377.1	375.6	377.1	375.6

Common stock
Beginning	$38	$38	$38	$37
Issuance of common stock under stock compensation and benefit plans	—	—	—	1
Repurchase of common stock	—	—	—	—
Ending	$38	$38	$38	$38
Additional paid-in capital
Beginning	$1,806	$1,676	$1,741	$1,628
Issuance of common stock under stock compensation and benefit plans	(1)	—	(4)	(8)
Repurchase of common stock	—	—	—	—
Share-based compensation	39	30	107	86
Ending	$1,844	$1,706	$1,844	$1,706
Retained earnings
Beginning	$12,525	$12,024	$12,462	$11,748
Net earnings (loss)	592	(83)	894	410
Repurchase of common stock	—	—	—	—
Cash dividends declared	(236)	(216)	(475)	(433)
Ending	$12,881	$11,725	$12,881	$11,725
Accumulated other comprehensive income (loss)
Beginning	$(867)	$(623)	$(1,157)	$(606)
Other comprehensive income (loss)	(76)	(92)	214	(109)
Ending	$(943)	$(715)	$(943)	$(715)
Total Stryker shareholders' equity	$13,820	$12,754	$13,820	$12,754
Non-controlling interest	—	—	—	—
Total shareholders' equity	$13,820	$12,754	$13,820	$12,754

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2021 Second Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	2021	2020
Operating activities
Net earnings	$894	$410
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	187	163
Amortization of intangible assets	330	228
Asset impairments	3	161
Share-based compensation	107	86
Recall charges	82	(6)
Sale of inventory stepped-up to fair value at acquisition	137	9
Changes in operating assets and liabilities:
Accounts receivable	(24)	671
Inventories	(128)	(181)
Accounts payable	57	(34)
Accrued expenses and other liabilities	22	(375)
Recall-related payments	(163)	(12)
Income taxes	(98)	(39)
Other, net	(76)	130
Net cash provided by operating activities	$1,330	$1,211
Investing activities
Acquisitions, net of cash acquired	(104)	(26)
Purchases of marketable securities	(31)	(23)
Proceeds from sales of marketable securities	28	31
Purchases of property, plant and equipment	(189)	(253)
Other investing, net	(2)	(9)
Net cash used in investing activities	$(298)	$(280)
Financing activities
Proceeds (payments) on short-term borrowings, net	(7)	8
Proceeds from issuance of long-term debt	5	2,293
Payments on long-term debt	(1,151)	(500)
Dividends paid	(475)	(431)
Repurchases of common stock	—	—
Cash paid for taxes from withheld shares	(74)	(68)
Other financing, net	(27)	(14)
Net cash provided by (used in) financing activities	$(1,729)	$1,288
Effect of exchange rate changes on cash and cash equivalents	(5)	(17)
Change in cash and cash equivalents	$(702)	$2,202
Cash and cash equivalents at beginning of period	2,943	4,337
Cash and cash equivalents at end of period	$2,241	$6,539

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2021 Second Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," us" or "our") on June 30, 2021 and the results of operations for the three and six months 2021. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2020.
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

Net Sales by Product Line
	Three Months		Six Months
	2021	2020	2021	2020
Orthopaedics:
Knees	$474	$241	$886	$673
Hips	353	216	662	532
Trauma and Extremities	674	330	1,314	722
Other	127	107	250	189
	$1,628	$894	$3,112	$2,116
MedSurg:
Instruments	$517	$328	$986	$841
Endoscopy	518	316	987	771
Medical	640	632	1,262	1,219
Sustainability	73	48	134	115
	$1,748	$1,324	$3,369	$2,946
Neurotechnology and Spine:
Neurotechnology	$611	$369	$1,181	$852
Spine	307	177	585	438
	$918	$546	$1,766	$1,290
Total	$4,294	$2,764	$8,247	$6,352

Net Sales by Geography
	Three Months 2021		Three Months 2020
	United States	International	United States	International
Orthopaedics:
Knees	$349	$125	$179	$62
Hips	221	132	140	76
Trauma and Extremities	475	199	208	122
Other	99	28	96	11
	$1,144	$484	$623	$271
MedSurg:
Instruments	$401	$116	$249	$79
Endoscopy	407	111	253	63
Medical	488	152	454	178
Sustainability	72	1	48	—
	$1,368	$380	$1,004	$320
Neurotechnology and Spine:
Neurotechnology	$371	$240	$211	$158
Spine	217	90	128	49
	$588	$330	$339	$207
Total	$3,100	$1,194	$1,966	$798

Net Sales by Geography
	Six Months 2021		Six Months 2020
	United States	International	United States	International
Orthopaedics:
Knees	$643	$243	$501	$172
Hips	407	255	341	191
Trauma and Extremities	915	399	468	254
Other	193	57	165	24
	$2,158	$954	$1,475	$641
MedSurg:
Instruments	$756	$230	$659	$182
Endoscopy	761	226	617	154
Medical	961	301	908	311
Sustainability	132	2	114	1
	$2,610	$759	$2,298	$648
Neurotechnology and Spine:
Neurotechnology	$706	$475	$512	$340
Spine	410	175	324	114
	$1,116	$650	$836	$454
Total	$5,884	$2,363	$4,609	$1,743
Contract Assets and Liabilities
On June 30, 2021 and December 31, 2020 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $476 and $416 on June 30, 2021 and December 31, 2020.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2021 Second Quarter Form 10-Q
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2021	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(252)	$18	$(630)	$(867)
OCI	—	(9)	7	(75)	(77)
Income taxes	—	2	(3)	2	1
Reclassifications to:
Cost of sales	—	—	4	—	4
Other (income) expense	—	4	(1)	(9)	(6)
Income taxes	—	(1)	1	2	2
Net OCI	$—	$(4)	$8	$(80)	$(76)
Ending	$(3)	$(256)	$26	$(710)	$(943)

Three Months 2020	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(183)	$21	$(458)	$(623)
OCI	(1)	(8)	(33)	(91)	(133)
Income taxes	—	2	8	39	49
Reclassifications to:
Cost of sales	—	—	(3)	—	(3)
Other (income) expense	1	3	(2)	(7)	(5)
Income taxes	—	(1)	—	1	—
Net OCI	$—	$(4)	$(30)	$(58)	$(92)
Ending	$(3)	$(187)	$(9)	$(516)	$(715)

Six Months 2021	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(259)	$(10)	$(885)	$(1,157)
OCI	—	(1)	34	198	231
Income taxes	—	(2)	(11)	(10)	(23)
Reclassifications to:
Cost of sales	—	—	5	—	5
Other (income) expense	—	8	9	(17)	—
Income taxes	—	(2)	(1)	4	1
Net OCI	$—	$3	$36	$175	$214
Ending	$(3)	$(256)	$26	$(710)	$(943)

Six Months 2020	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(179)	$47	$(471)	$(606)
OCI	—	(14)	(72)	(36)	(122)
Income taxes	—	2	19	2	23
Reclassifications to:
Cost of sales	—	—	—	—	—
Other (income) expense	—	6	(3)	(14)	(11)
Income taxes	—	(2)	—	3	1
Net OCI	$—	$(8)	$(56)	$(45)	$(109)
Ending	$(3)	$(187)	$(9)	$(516)	$(715)
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
strategies, accounting practices or objectives from those disclosed in our Annual Report on Form 10-K for 2020.
Foreign Currency Hedges

June 2021	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$950	$1,792	$5,339	$8,081
Maximum term in days				1612
Fair value:
Other current assets	$11	$—	$43	$54
Other noncurrent assets	1	22	—	23
Other current liabilities	(16)	—	(14)	(30)
Other noncurrent liabilities	(1)	(7)	—	(8)
Total fair value	$(5)	$15	$29	$39

December 2020	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$949	$1,828	$5,382	$8,159
Maximum term in days				1793
Fair value:
Other current assets	$9	$—	$7	$16
Other noncurrent assets	—	4	—	4
Other current liabilities	(12)	—	(121)	(133)
Other noncurrent liabilities	(1)	(26)	—	(27)
Total fair value	$(4)	$(22)	$(114)	$(140)
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
On June 30, 2021 the total after tax gain (loss) in AOCI related to designated net investment hedges was ($291).
Net Currency Exchange Rate Gains (Losses)

		Three Months		Six Months
Derivative instrument:	Recorded in:	2021	2020	2021	2020
Cash Flow	Cost of sales	$(4)	$3	$(5)	$—
Net Investment	Other income (expense), net	9	7	17	14
Non-Designated	Other income (expense), net	1	(2)	(1)	(9)
	Total	$6	$8	$11	$5
Pretax gains (losses) on derivatives designated as cash flow hedges of ($9) and net investment hedges of $33 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense) in earnings within 12 months as of June 30, 2021. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
In the six months 2021 a loss of $11 was reclassified from AOCI to earnings relating to the termination of forward starting interest rate swaps with notional amounts of $750 designated as cash flow hedges as we now consider it probable that the original

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2021 Second Quarter Form 10-Q
forecasted debt issuances will not occur. Pretax gains of $5 recorded in AOCI related to other interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to other income (expense) in earnings within 12 months of June 30, 2021. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2020.
There were no significant transfers into or out of any level in 2021.

Assets Measured at Fair Value	June	December
	2021	2020
Cash and cash equivalents	$2,241	$2,943
Trading marketable securities	183	171
Level 1 - Assets	$2,424	$3,114
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$43	$38
United States agency debt securities	5	5
United States Treasury debt securities	32	36
Foreign government	1	—
Certificates of deposit	3	2
Total available-for-sale marketable securities	$84	$81
Foreign currency exchange forward contracts	77	20
Level 2 - Assets	$161	$101
Total assets measured at fair value	$2,585	$3,215

Liabilities Measured at Fair Value	June	December
	2021	2020
Deferred compensation arrangements	$183	$171
Level 1 - Liabilities	$183	$171
Foreign currency exchange forward contracts	$38	$160
Interest rate swap liability	—	53
Level 2 - Liabilities	$38	$213
Contingent consideration:
Beginning	$393	$306
Additions	4	108
Change in estimate	18	9
Settlements	(21)	(30)
Ending	$394	$393
Level 3 - Liabilities	$394	$393
Total liabilities measured at fair value	$615	$777

Fair Value of Available for Sale Securities by Maturity
	June 2021	December 2020
Due in one year or less	$44	$42
Due after one year through three years	$40	$39
On June 30, 2021 and December 31, 2020 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income was $18 and $25 in the three months and $35 and $65 in the six months 2021 and 2020, which was recorded in other income (expense), net.
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
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of these matters. For the six months 2021 we have recorded charges of $82 and made payments of $163, primarily related to Rejuvenate and ABG II Modular-Neck hip stems. Based on the information that has been received, we have estimated the remaining range of probable loss related to recall matters globally to be approximately $415 to $550. We have recorded reserves representing the remaining minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly, the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2021 Second Quarter Form 10-Q

Leases	June	December
	2021	2020
Right-of-use assets	$404	$423
Lease liabilities, current	$109	$109
Lease liabilities, non-current	$306	$325

Other information:
Weighted-average remaining lease term	5.8 years	5.6 years
Weighted-average discount rate	2.74%	2.57%

	Three Months		Six Months
	2021	2020	2021	2020
Operating lease cost	$31	$31	$67	$67
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. The aggregate purchase price of our acquisitions, net of cash acquired was $108 and $26 in the six months 2021 and 2020.
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
Purchase price allocations for our significant acquisitions are:

Purchase Price Allocation of Acquired Net Assets
2020	Wright
Tangible assets and liabilities:
Accounts receivable	$127
Inventory	419
Deferred income tax assets	477
Other assets	345
Debt	(1,446)
Deferred income tax liabilities	(490)
Product liabilities	(211)
Other liabilities	(291)
Intangible assets:
Customer and distributor relationships	182
Developed technology and patents	1,510
Trade name	58
Goodwill	3,401
Purchase price, net of cash acquired	$4,081
Weighted-average life of intangible assets	12
Purchase price allocations for Wright and other 2020 acquisitions were based on preliminary valuations, primarily related to intangible assets, product liabilities and deferred income taxes. Our estimates and assumptions are subject to change within the measurement period.

Consolidated Estimated Amortization Expense
Remainder of 2021	2022	2023	2024	2025
$300	$588	$567	$540	$521
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on June 30, 2021.
Our commercial paper program backed by our primary revolving credit facility which expires in August 2023 allows us to have a maximum of $1,500 in commercial paper outstanding with maturities up to 397 days from the date of issuance. On June 30, 2021 there were no borrowings outstanding under our credit facility or commercial paper programs.

Summary of Total Debt		June 2021	December 2020
Rate	Due
Senior unsecured notes:
2.625%	March 15, 2021	$—	$750
1.125%	November 30, 2023	655	668
0.600%	December 1, 2023	597	597
3.375%	May 15, 2024	592	590
0.250%	December 3, 2024	1,010	1,030
1.150%	June 15, 2025	645	644
3.375%	November 1, 2025	747	747
3.500%	March 15, 2026	993	992
2.125%	November 30, 2027	891	909
3.650%	March 7, 2028	596	596
0.750%	March 1, 2029	950	969
1.950%	June 15, 2030	989	989
2.625%	November 30, 2030	767	782
1.000%	December 3, 2031	885	903
4.100%	April 1, 2043	392	392
4.375%	May 15, 2044	395	395
4.625%	March 15, 2046	982	981
2.900%	June 15, 2050	642	641
Variable term loan	November 10, 2023	—	400
Other		12	16
Total debt		$12,740	$13,991
Less current maturities of debt		6	761
Total long-term debt		$12,734	$13,230

		June 2021	December 2020
Unamortized debt issuance costs		$66	$71
Borrowing capacity on existing facilities		$1,408	$2,903
Fair value of senior unsecured notes		$13,881	$15,022
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
In June 2021 we repaid the $400 term loan that was due on November 10, 2023.
NOTE 9 - INCOME TAXES
Our effective tax rates were 10.6% and 4.6% in the three months and 13.1% and 18.5% in the six months 2021 and 2020. The change in the effective income tax rate for the three months was primarily due to pre-tax losses and a change in geographic profit mix recorded in 2020 and certain discrete tax items recorded in 2021. The effective income tax rates for the six months 2021 and 2020 reflect the continued lower effective income tax rates as a result of our European operations.
In March 2021 the American Rescue Plan Act (the Act) was signed into law in the United States. We do not expect the provisions of the Act to have a material impact on our annual effective tax rate or Consolidated Financial Statements in 2021.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2021 Second Quarter Form 10-Q
NOTE 10 - SEGMENT INFORMATION

	Three Months		Six Months
	2021	2020	2021	2020
Orthopaedics	$1,628	$894	$3,112	$2,116
MedSurg	1,748	1,324	3,369	2,946
Neurotechnology and Spine	918	546	1,766	1,290
Net sales	$4,294	$2,764	$8,247	$6,352
Orthopaedics	$511	$163	$927	$555
MedSurg	441	237	986	634
Neurotechnology and Spine	313	75	442	285
Segment operating income	$1,265	$475	$2,355	$1,474
Items not allocated to segments:
Corporate and other	(154)	(130)	(316)	(267)
Acquisition and integration-related charges	(120)	(19)	(369)	(56)
Amortization of intangible assets	(149)	(110)	(330)	(228)
Restructuring-related and other charges	(17)	(209)	(31)	(263)
Medical device regulations	(26)	(22)	(45)	(46)
Recall-related matters	(76)	—	(82)	6
Regulatory and legal matters	9	(5)	9	(5)
Consolidated operating income (loss)	$732	$(20)	$1,191	$615
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2020.
NOTE 11 - ASSET IMPAIRMENTS
Impairment charges in the six months 2021 were not significant. In the second quarter of 2020, due to the significant negative impact the COVID-19 pandemic had on our operations and financial results, we suspended certain in-process investments resulting in charges of $189 to impair certain long-lived assets (primarily the portion of our investment in a new global ERP system that was in-process of being developed for future deployment) and product line and other exit costs. These charges were included in cost of sales and selling, general and administrative expenses.
NOTE 12 - RISK AND UNCERTAINTIES
The government in China has launched regional and national programs for volume-based procurement ("VBP") of high-value medical consumables to reduce healthcare costs. Each VBP tender has specific requirements to award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders may experience increases in unit sales volume for certain products, while unsuccessful bidders will lose unit sales volume. While the unit volume increases for successful bidders may enable manufacturers to lower their distribution and commercial costs, we expect that the new prices required for a successful bid will, nevertheless, negatively impact our existing commercial operations of joint replacement and trauma products in China. Based on preliminary indications received subsequent to the end of the second quarter, we believe we will be a successful bidder in certain regional tenders for several of our trauma products and unsuccessful in the bid for other trauma products. When the final decisions are made, it is reasonably possible that we will record an impairment charge of approximately $100 relating to certain long-lived and intangible assets. The national VBP program for hips and knees is currently in preparation. If we are unsuccessful in that national program, we expect that our commercial operations of joint replacement products will also be negatively impacted; however, we do not expect additional intangible asset impairments. Spine products are part of the volume-based procurement in one province and it is not clear to what extent spine products will be included in further VBP initiatives provincial or nationwide. Our business in China represented approximately 2% of our revenues for the year ended December 31, 2020.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2021 Second Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Some of our products are particularly sensitive to reductions in elective medical procedures. Elective medical procedures were suspended in the first quarter of 2020 in many of the markets where our products are marketed and sold, which negatively affected our business, cash flows, financial condition and results of operations through the first quarter of 2021. In the three months 2021 we saw recovery of elective procedures as the impact of the COVID-19 pandemic eased in most geographies. However, the recovery of elective procedures continues to be variable by region and geography. Demand increases for certain capital products continued from the first quarter 2021.
Overview of the Three and Six Months
In the three months 2021 we achieved sales growth of 55.4% and 17.6% from 2020 and 2019. Excluding the impact of acquisitions sales grew 42.9% and 9.3% in constant currency. We reported operating income margin of 17.0%, net earnings of $592 and net earnings per diluted share of $1.55. Excluding the impact of certain items, adjusted operating income margin(1) increased by 1,340 bps to 25.9%, with adjusted net earnings(1) of $861 and adjusted net earnings per diluted share(1) of $2.25 representing growth of 251.6%.
In the six months 2021 we achieved sales growth of 29.8% and 15.1% from 2020 and 2019. Excluding the impact of acquisitions sales grew 19.7% and 7.1% in constant currency. We reported operating income margin of 14.4%, net earnings of $894 and net earnings per diluted share of $2.34. Excluding the impact of certain items, adjusted operating income margin(1) increased by 570 bps to 24.7%, with adjusted net earnings(1) of $1,598 and adjusted net earnings per diluted share(1) of $4.18 representing growth of 68.5%.
Recent Developments
In March 2021 we repaid $750 of our senior unsecured notes with a coupon of 2.625% that were due on March 15, 2021. In June 2021 we repaid the $400 term loan that was due on November 10, 2023. Refer to Note 8 to our Consolidated Financial Statements for further information.
We have not repurchased any shares of our common stock under our authorized repurchase program in 2021. The total dollar value of shares of our common stock that could be acquired under our authorized share repurchase program was $1,033 as of June 30, 2021. We previously announced our intention to suspend our repurchase program through 2021.
The government in China has launched regional and national programs for volume-based procurement ("VBP") of high-value medical consumables to reduce healthcare costs. Each VBP tender has specific requirements to award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders may experience increases in unit sales volume for certain products, while unsuccessful bidders will lose unit sales volume. While the unit volume increases for successful bidders may enable manufacturers to lower their distribution and commercial costs, we expect that the new prices required for a successful bid will, nevertheless, negatively impact our existing commercial operations of joint replacement and trauma products in China. Based on preliminary indications received subsequent to the end of the second quarter, we believe we will be a successful bidder in certain regional tenders for several of our trauma products and unsuccessful in the bid for other trauma products. When the final decisions are made, it is reasonably possible that we will record an impairment charge of approximately $100 relating to certain long-lived and intangible assets. The national VBP program for hips and knees is currently in preparation. If we are unsuccessful in that national program, we expect that our commercial operations of joint replacement products will also be negatively impacted; however, we do not expect additional intangible asset impairments. Spine products are part of volume-based procurement in one province and it is not clear to what extent spine products will be included in further VBP initiatives provincial or nationwide. Our business in China represented approximately 2% of our revenues for the year ended December 31, 2020.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2021 Second Quarter Form 10-Q

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months					Six Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2021	2020	2021	2020	Change	2021	2020	2021	2020	Change
Net sales	$4,294	$2,764	100.0%	100.0%	55.4%	$8,247	$6,352	100.0%	100.0%	29.8%
Gross profit	2,772	1,548	64.6	56.0	79.1	5,281	3,879	64.0	61.1	36.1
Research, development and engineering expenses	310	233	7.2	8.4	33.0	598	487	7.3	7.7	22.8
Selling, general and administrative expenses	1,505	1,225	35.0	44.3	22.9	3,080	2,555	37.3	40.2	20.5
Recall charges	76	—	1.8	—	nm	82	(6)	1.0	(0.1)	nm
Amortization of intangible assets	149	110	3.5	4.0	35.5	330	228	4.0	3.6	44.7
Other income (expense), net	(70)	(67)	(1.6)	(2.4)	4.5	(162)	(112)	(2.0)	(1.8)	44.6
Income taxes	70	(4)	nm	nm	nm	135	93	nm	nm	nm
Net earnings (loss)	$592	$(83)	13.8%	(3.0)%	nm	$894	$410	10.8%	6.5%	118.0%

Net earnings (loss) per diluted share	$1.55	$(0.22)			nm	$2.34	$1.08			116.7%
Adjusted net earnings per diluted share(1)	$2.25	$0.64			nm	$4.18	$2.48			68.5%

nm - not meaningful

Geographic and Segment Net Sales	Three Months				Six Months
			Percentage Change				Percentage Change
	2021	2020	As Reported	Constant Currency	2021	2020	As Reported	Constant Currency
Geographic:
United States	$3,100	$1,966	57.7%	57.7%	$5,884	$4,609	27.7%	27.7%
International	1,194	798	49.7	37.9	2,363	1,743	35.6	25.6
Total	$4,294	$2,764	55.4%	51.8%	$8,247	$6,352	29.8%	27.1%
Segment:
Orthopaedics	$1,628	$894	82.3%	77.9%	$3,112	$2,116	47.1%	43.7%
MedSurg	1,748	1,324	32.3	29.7	3,369	2,946	14.5	12.5
Neurotechnology and Spine	918	546	66.9	62.4	1,766	1,290	36.5	33.0
Total	$4,294	$2,764	55.4%	51.8%	$8,247	$6,352	29.8%	27.1%

Supplemental Net Sales Growth Information
	Three Months							Six Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2021	2020	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2021	2020	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$474	$241	96.4%	92.2%	95.2%	100.0%	83.8%	$886	$673	31.7%	29.0%	28.4%	41.3%	30.6%
Hips	353	216	63.3	58.7	57.0	74.8	61.5	662	532	24.4	21.1	19.1	33.8	24.5
Trauma and Extremities	674	330	104.2	98.5	128.0	63.7	50.7	1,314	722	81.9	77.2	95.3	57.0	45.2
Other	127	107	20.9	19.6	4.3	179.6	159.7	250	189	33.0	31.5	17.6	140.3	124.5
	$1,628	$894	82.3%	77.9%	83.6%	79.4%	65.4%	$3,112	$2,116	47.1%	43.7%	46.3%	49.0%	38.1%
MedSurg:
Instruments	$517	$328	58.8%	55.8%	61.0%	51.7%	39.4%	$986	$841	17.7%	15.6%	14.8%	28.4%	18.4%
Endoscopy	518	316	64.0	61.2	61.0	76.2	62.4	987	771	28.1	26.1	23.3	47.5	36.9
Medical	640	632	1.4	(1.1)	7.6	(14.5)	(22.2)	1,262	1,219	3.5	1.3	5.9	(3.2)	(11.2)
Sustainability	73	48	51.6	51.4	50.9	127.5	102.6	134	115	16.6	16.5	16.0	85.3	71.3
	$1,748	$1,324	32.3%	29.7%	36.4%	19.6%	9.4%	$3,369	$2,946	14.5%	12.5%	13.6%	17.7%	8.5%
Neurotechnology and Spine:
Neurotechnology	$611	$369	65.6%	60.9%	75.1%	52.8%	42.3%	$1,181	$852	38.7%	34.9%	37.9%	39.8%	30.5%
Spine	307	177	69.6	65.6	69.8	69.0	55.9	585	438	32.2	29.4	26.4	48.4	37.6
	$918	$546	66.9%	62.4%	73.1%	56.9%	45.8%	$1,766	$1,290	36.5%	33.0%	33.4%	42.0%	32.4%
Total	$4,294	$2,764	55.4%	51.8%	57.7%	49.7%	37.9%	$8,247	$6,352	29.8%	27.1%	27.7%	35.6%	25.6%

Consolidated Net Sales
Consolidated net sales increased 55.4% in the three months 2021 as reported and 51.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 3.6%. Excluding the 8.9% impact of acquisitions, net sales in constant currency increased by 43.4% from increased unit volume partially offset by 0.5% due to lower prices. The unit volume increase was due to higher shipments across all products except medical, as consolidated net sales in the three months 2020 were significantly negatively impacted by the global response to the COVID-19 pandemic.
Consolidated net sales increased 29.8% in the six months 2021 as reported and 27.1% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.7%. Excluding the 7.4% impact of acquisitions, net sales in constant currency increased by 20.5% from increased unit volume partially offset by 0.8% due to lower prices. The unit volume increase was due to higher shipments across all products.
Orthopaedics Net Sales
Orthopaedics net sales increased 82.3% in the three months 2021 as reported and 77.9% in constant currency, as foreign

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2021 Second Quarter Form 10-Q
currency exchange rates positively impacted net sales by 4.4%. Excluding the 27.2% impact of acquisitions, net sales in constant currency increased 52.2% from increased unit volume partially offset by 1.5% from lower prices. The unit volume increase was due to higher shipments across all orthopaedics products.
Orthopaedics net sales increased 47.1% in the six months 2021 as reported and 43.7% in constant currency, as foreign currency exchange rates positively impacted net sales by 3.4%. Excluding the 21.9% impact of acquisitions, net sales in constant currency increased 23.6% from higher unit volume partially offset by 1.8% from lower prices. The unit volume increase was due to higher shipments across all Orthopaedics products.
MedSurg Net Sales
MedSurg net sales increased 32.3% in the three months 2021 as reported and 29.7% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.6%. Net sales in constant currency increased by 29.5% from increased unit volume and 0.1% due to higher prices. The unit volume increase was primarily due to higher shipments of instruments, endoscopy and sustainability solutions products partially offset by lower shipments of medical products.
MedSurg net sales increased 14.5% in the six months 2021 as reported and 12.5% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.0%. Net sales in constant currency increased by 12.5% from increased unit volume partially offset by 0.1% due to lower prices. The unit volume increase was due to higher shipments across all MedSurg products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales increased 66.9% in the three months 2021 as reported and 62.4% in constant currency, as foreign currency exchange rates positively impacted net sales by 4.5%. Excluding the 0.6% impact for acquisitions, net sales in constant currency increased by 62.4% from increased unit volume partially offset by 0.6% due to lower prices. The unit volume increase was due to higher shipments of neurotechnology and spine products.
Neurotechnology and Spine net sales increased 36.5% in the six months 2021 as reported and 33.0% in constant currency, as foreign currency exchange rates positively impacted net sales by 3.5%. Excluding the 0.2% impact for acquisitions, net sales in constant currency increased by 33.4% from increased unit volume partially offset by 0.6% due to lower prices. The unit volume increase was due to higher shipments of neurotechnology and spine products.
Gross Profit
Gross profit as a percentage of sales in the three months 2021 increased to 64.6% from 56.0% in 2020. Excluding the impact of the items noted below, gross profit increased to 66.0% of sales in the three months 2021 from 57.3% in 2020 primarily due to leverage from higher sales volumes and favorable mix, partially offset by lower selling prices.
Gross profit as a percentage of sales in the six months 2021 increased to 64.0% from 61.1% in 2020. Excluding the impact of the items noted below, gross profit increased to 65.7% of sales in the six months 2021 from 61.8% in 2020 primarily due to leverage from higher sales volumes and favorable mix, partially offset by lower selling prices.

			Percent Net Sales
Three Months	2021	2020	2021	2020
Reported	$2,772	$1,548	64.6%	56.0%
Inventory stepped-up to fair value	58	3	1.4	0.1
Restructuring-related and other charges	2	32	—	1.2
Adjusted	$2,832	$1,583	66.0%	57.3%

			Percent Net Sales
Six Months	2021	2020	2021	2020
Reported	$5,281	$3,879	64.0%	61.1%
Inventory stepped-up to fair value	137	9	1.7	0.1
Restructuring-related and other charges	—	36	—	0.6
Medical device regulations	1	1	—	—
Adjusted	$5,419	$3,925	65.7%	61.8%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $77 or 33.0% in the three months 2021 and decreased as a percentage of sales to 7.2% from 8.4% in 2020. Excluding the impact of the items noted below, expenses decreased to 6.6% of sales in 2021 from 7.6% in 2020.
Research, development and engineering expenses increased $111 or 22.8% in the six months 2021 and decreased as a percentage of sales to 7.3% from 7.7% in 2020. Excluding the impact of the items noted below, expenses decreased to 6.7% of sales in 2021 from 6.9% in 2020.
The decreases as a percentage of sales for the three and six months are due to leverage from higher sales volumes. Total expense increased due to disciplined ramp up in spending to facilitate our growth, including projects to develop new products, investments in new technologies and integration of recent acquisitions.

			Percent Net Sales
Three Months	2021	2020	2021	2020
Reported	$310	$233	7.2%	8.4%
Medical device regulations	(26)	(23)	(0.6)	(0.8)
Adjusted	$284	$210	6.6%	7.6%

			Percent Net Sales
Six Months	2021	2020	2021	2020
Reported	$598	$487	7.3%	7.7%
Medical device regulations	(44)	(46)	(0.6)	(0.8)
Adjusted	$554	$441	6.7%	6.9%
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $280 or 22.9% in the three months 2021 and decreased as a percentage of sales to 35.0% from 44.3% in 2020. Excluding the impact of the items noted below, expenses decreased to 33.4% of sales in 2021 from 37.1% in 2020.
Selling, general and administrative expenses increased $525 or 20.5% in the six months 2021 and decreased as a percentage of sales to 37.3% from 40.2% in 2020. Excluding the impact of the items noted below, expenses decreased to 34.3% of sales in 2021 from 35.8% in 2020.
The decreases as a percentage of sales for the three and six months are due to leverage from higher sales volumes. Total expense increased due to disciplined ramp up in spending to facilitate our growth.

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2021 Second Quarter Form 10-Q

			Percent Net Sales
Three Months	2021	2020	2021	2020
Reported	$1,505	$1,225	35.0%	44.3%
Other acquisition and integration-related	(62)	(16)	(1.4)	(0.6)
Restructuring-related and other charges	(16)	(178)	(0.4)	(6.4)
Regulatory and legal matters	9	(5)	0.2	(0.2)
Adjusted	$1,436	$1,026	33.4%	37.1%

			Percent Net Sales
Six Months	2021	2020	2021	2020
Reported	$3,080	$2,555	37.3%	40.2%
Other acquisition and integration-related	(232)	(47)	(2.8)	(0.7)
Restructuring-related and other charges	(31)	(227)	(0.3)	(3.6)
Regulatory and legal matters	9	(5)	0.1	(0.1)
Adjusted	$2,826	$2,276	34.3%	35.8%
Recall Charges
Recall charges were $76 in the three months and $82 in the six months 2021 and minimal in the three and six months 2020. Charges were primarily due to the previously disclosed Rejuvenate and ABG II Modular-Neck hip stems. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $149 and $110 in the three months and $330 and $228 in the six months 2021 and 2020. The increase in 2021 was primarily due to the acquisition of Wright Medical in the fourth quarter of 2020. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income (Loss)
Operating income (loss) increased $752 to 17.0% of sales in the three months 2021 from (0.7)% of sales in 2020. Excluding the impact of the items noted below, operating income increased to 25.9% of sales in 2021 from 12.5% in 2020 primarily due to leverage from higher sales volumes and disciplined spending to facilitate our growth.
Operating income increased $576 or 93.7% to 14.4% of sales in the six months 2021 from 9.7% of sales in 2020. Excluding the impact of the items noted below, operating income increased to 24.7% of sales in 2021 from 19.0% in 2020 primarily due to leverage from higher sales volumes and disciplined spending to facilitate our growth.

			Percent Net Sales
Three Months	2021	2020	2021	2020
Reported	$732	$(20)	17.0%	(0.7)%
Inventory stepped-up to fair value	58	3	1.4	0.1
Other acquisition and integration-related	62	16	1.4	0.6
Amortization of purchased intangible assets	149	110	3.5	4.0
Restructuring-related and other charges	17	209	0.4	7.5
Medical device regulations	26	22	0.6	0.8
Recall-related matters	76	—	1.8	—
Regulatory and legal matters	(9)	5	(0.2)	0.2
Adjusted	$1,111	$345	25.9%	12.5%

			Percent Net Sales
Six Months	2021	2020	2021	2020
Reported	$1,191	$615	14.4%	9.7%
Inventory stepped-up to fair value	137	9	1.7	0.1
Other acquisition and integration-related	232	47	2.8	0.7
Amortization of purchased intangible assets	330	228	4.0	3.7
Restructuring-related and other charges	31	263	0.4	4.1
Medical device regulations	45	46	0.5	0.7
Recall-related matters	82	(6)	1.0	(0.1)
Regulatory and legal matters	(9)	5	(0.1)	0.1
Adjusted	$2,039	$1,207	24.7%	19.0%
Other Income (Expense), Net
Other income (expense), net was ($70) and ($67) in the three months and ($162) and ($112) in the six months 2021 and 2020. The increase in net expense in 2021 was primarily due to increased interest expense driven by the additional debt from the bond offerings completed in June 2020 and November 2020.
Income Taxes
Our effective tax rates were 10.6% and 4.6% in the three months and 13.1% and 18.5% in the six months 2021 and 2020. The change in the effective income tax rate for the three months was primarily due to pre-tax losses and a change in geographic profit mix recorded in 2020 and certain discrete tax items recorded in 2021. The effective income tax rates for the six months 2021 and 2020 reflect the continued lower effective income tax rates as a result of our European operations.
In March 2021 the American Rescue Plan Act (the Act) was signed into law in the United States. We do not expect the provisions of the Act to have a material impact on our annual effective tax rate or Consolidated Financial Statements in 2021.
Net Earnings (Loss)
Net earnings (loss) increased to $592 or $1.55 per diluted share in the three months 2021 from ($83) or ($0.22) per diluted share in 2020. Adjusted net earnings per diluted share(1) increased to $2.25 in 2021 from $0.64 in 2020, as net earnings in the three months 2020 were significantly negatively impacted by the global response to the COVID-19 pandemic. The impact of foreign currency exchange rates increased net earnings per diluted share by approximately $0.06 in 2021 and had a minimal impact on net earnings (loss) per diluted share in 2020.
Net earnings increased to $894 or $2.34 per diluted share in the six months 2021 from $410 or $1.08 per diluted share in 2020. Adjusted net earnings per diluted share(1) increased 68.5% to $4.18 in 2021 from $2.48 in 2020. The impact of foreign currency exchange rates increased net earnings per diluted share by approximately $0.12 in 2021 and reduced net earnings per diluted share by approximately $0.02 in 2020.

			Percent Net Sales
Three Months	2021	2020	2021	2020
Reported	$592	$(83)	13.8%	(3.0)%
Inventory stepped-up to fair value	43	1	1.0	—
Other acquisition and integration-related	51	12	1.2	0.4
Amortization of purchased intangible assets	113	88	2.7	3.2
Restructuring-related and other charges	15	170	0.3	6.2
Medical device regulations	21	18	0.5	0.7
Recall-related matters	68	—	1.6	—
Regulatory and legal matters	(12)	6	(0.3)	0.2
Tax matters	(30)	33	(0.7)	1.2
Adjusted	$861	$245	20.1%	8.9%

			Percent Net Sales
Six Months	2021	2020	2021	2020
Reported	$894	$410	10.8%	6.5%
Inventory stepped-up to fair value	103	6	1.2	0.1
Other acquisition and integration-related	180	36	2.2	0.6
Amortization of purchased intangible assets	264	184	3.3	2.9
Restructuring-related and other charges	33	212	0.4	3.3
Medical device regulations	37	36	0.4	0.6
Recall-related matters	73	(4)	0.9	(0.1)
Regulatory and legal matters	(12)	6	(0.1)	0.1
Tax matters	26	58	0.3	0.9
Adjusted	$1,598	$944	19.4%	14.9%

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2021 Second Quarter Form 10-Q
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

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2021	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,772	$1,505	$310	$732	$(70)	$592	10.6%	$1.55
Reported percent net sales	64.6%	35.0%	7.2%	17.0%	(1.6)%	13.8%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	58	—	—	58	—	43	0.6	0.11
Other acquisition and integration-related	—	(62)	—	62	—	51	0.1	0.13
Amortization of purchased intangible assets	—	—	—	149	—	113	1.4	0.29
Restructuring-related and other charges	2	(16)	—	17	—	15	(0.1)	0.03
Medical device regulations	—	—	(26)	26	—	21	0.1	0.06
Recall-related matters	—	—	—	76	—	68	(0.4)	0.18
Regulatory and legal matters	—	9	—	(9)	(3)	(12)	0.3	(0.03)
Tax matters	—	—	—	—	—	(30)	4.4	(0.07)
Adjusted	$2,832	$1,436	$284	$1,111	$(73)	$861	17.0%	$2.25
Adjusted percent net sales	66.0%	33.4%	6.6%	25.9%	(1.7)%	20.1%

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2021 Second Quarter Form 10-Q

Three Months 2020	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income (Loss)	Other income (expense), net	Net Earnings (Loss)	Effective Tax Rate	Diluted EPS
Reported	$1,548	$1,225	$233	$(20)	$(67)	$(83)	4.6%	$(0.22)
Reported percent net sales	56.0%	44.3%	8.4%	(0.7)%	(2.4)%	(3.0)%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	3	—	—	3	—	1	(0.5)	—
Other acquisition and integration-related	—	(16)	—	16	—	12	(2.0)	0.03
Amortization of purchased intangible assets	—	—	—	110	—	88	(7.0)	0.23
Restructuring-related and other charges	32	(178)	—	209	—	170	(10.7)	0.45
Medical device regulations	—	—	(23)	22	—	18	(2.4)	0.05
Recall-related matters	—	—	—	—	—	—	—	—
Regulatory and legal matters	—	(5)	—	5	—	6	2.3	0.02
Tax matters	—	—	—	—	7	33	30.1	0.08
Adjusted	$1,583	$1,026	$210	$345	$(60)	$245	14.4%	$0.64
Adjusted percent net sales	57.3%	37.1%	7.6%	12.5%	(2.2)%	8.9%

Six Months 2021	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$5,281	$3,080	$598	$1,191	$(162)	$894	13.1%	$2.34
Reported percent net sales	64.0%	37.3%	7.3%	14.4%	(2.0)%	10.8%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	137	—	—	137	—	103	1.1	0.27
Other acquisition and integration-related	—	(232)	—	232	—	180	1.6	0.47
Amortization of purchased intangible assets	—	—	—	330	—	264	1.6	0.69
Restructuring-related and other charges	—	(31)	—	31	11	33	0.3	0.08
Medical device regulations	1	—	(44)	45	—	37	0.2	0.10
Recall-related matters	—	—	—	82	—	73	(0.3)	0.19
Regulatory and legal matters	—	9	—	(9)	(3)	(12)	0.2	(0.03)
Tax matters	—	—	—	—	—	26	(2.6)	0.07
Adjusted	$5,419	$2,826	$554	$2,039	$(154)	$1,598	15.2%	$4.18
Adjusted percent net sales	65.7%	34.3%	6.7%	24.7%	(1.9)%	19.4%

Six Months 2020	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,879	$2,555	$487	$615	$(112)	$410	18.5%	$1.08
Reported percent net sales	61.1%	40.2%	7.7%	9.7%	(1.8)%	6.5%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	9	—	—	9	—	6	0.2	0.02
Other acquisition and integration-related	—	(47)	—	47	—	36	0.7	0.09
Amortization of purchased intangible assets	—	—	—	228	—	184	2.4	0.48
Restructuring-related and other charges	36	(227)	—	263	—	212	2.6	0.56
Medical device regulations	1	—	(46)	46	—	36	0.8	0.09
Recall-related matters	—	—	—	(6)	—	(4)	(0.1)	(0.01)
Regulatory and legal matters	—	(5)	—	5	—	6	(0.4)	0.02
Tax matters	—	—	—	—	7	58	(10.4)	0.15
Adjusted	$3,925	$2,276	$441	$1,207	$(105)	$944	14.3%	$2.48
Adjusted percent net sales	61.8%	35.8%	6.9%	19.0%	(1.7)%	14.9%

FINANCIAL CONDITION AND LIQUIDITY

Six Months	2021	2020
Net cash provided by operating activities	$1,330	$1,211
Net cash used in investing activities	(298)	(280)
Net cash provided by (used in) financing activities	(1,729)	1,288
Effect of exchange rate changes on cash and cash equivalents	(5)	(17)
Change in cash and cash equivalents	$(702)	$2,202
Operating Activities
Cash provided by operating activities was $1,330 and $1,211 in the six months 2021 and 2020. The increase was primarily due to higher net earnings partially offset by changes in working capital accounts related to increased sales and higher recall-related payments.
Investing Activities
Cash used in investing activities was $298 and $280 in the six months 2021 and 2020. The increase in cash used in 2021 was primarily due to increased payments for acquisitions partially offset by lower purchases of property, plant and equipment.
Financing Activities
Cash provided by (used in) financing activities was ($1,729) and $1,288 in the six months 2021 and 2020. Cash used in 2021 was primarily driven by debt repayments of $750 in March 2021 and $400 for the term loan in June 2021. Cash provided in 2020 was driven by the issuance of $2,300 of notes in June 2020 partially offset by debt repayments of $500 in January 2020. We did not repurchase any shares in the six months 2021 or 2020.

Six Months	2021	2020
Total dividends paid to common shareholders	$475	$431
Liquidity
Cash, cash equivalents and marketable securities were $2,325 and $3,024 on June 30, 2021 and December 31, 2020. Current assets exceeded current liabilities by $4,780 and $4,666 on June 30, 2021 and December 31, 2020. We anticipate being able

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2021 Second Quarter Form 10-Q
to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper, existing credit lines and capital expenditure and operating expense reductions. We maintain a revolving credit facility with $1.5 billion of committed capital which expires in August 2023.
We raised funds in the capital markets in 2020, 2019 and 2018 and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 42% on June 30, 2021 compared to 30% on December 31, 2020.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on June 30, 2021. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial reporting during the three months 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 3,231 shares of our common stock in the three months 2021 as performance incentive awards to employees. These shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the six months 2021 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of June 30, 2021. As previously announced we intend to maintain the suspension of our share repurchase program through 2021.

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

ITEM 5.	OTHER INFORMATION
Section 13(r) of the Securities Exchange Act of 1934, as amended, requires an issuer to disclose in its annual or quarterly reports whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to parties subject to sanctions administered by the Office of Foreign Assets Control (“OFAC”) within the United States Department of the Treasury, whether or not such activities are prohibited or sanctionable under United States law. On March 2, 2021, the United States government designated the Russian Federal Security Service (the “FSB”) under additional sanctions authorities. On the same day, OFAC issued General License No. 1B (the “OFAC General License”), which generally authorizes certain licensing, permitting, certification, notification and related transactions with the FSB as may be required pursuant to Russian encryption product import controls for the importation, distribution or use of certain information technology products and radio frequency technology products in the Russian Federation.
As required under Russian law and as permitted under the OFAC General License, one of our subsidiaries in Russia periodically files notifications with or applies for import licenses and permits from the FSB on our behalf in connection with the importation of our products into Russia. These notification and licensing activities are free of charge, and none of our gross revenue or net profits are attributable to such activities. We expect to continue to file notifications with and apply for import licenses and permits from the FSB to qualify our products for importation and distribution in the Russian Federation to the extent required under Russian law, but only so long as such notification and licensing activities are authorized by the OFAC General License, any successor general license or other authorization issued by OFAC.

ITEM 6.	EXHIBITS

10(i)*	Form of grant notice and terms and conditions for restricted stock units granted in 2021 under the 2011 Long-Term Incentive Plan to non-employee directors.
31(i)*	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)*	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
† Filed with this Form 10-Q
* Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2021 Second Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	July 28, 2021	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair and Chief Executive Officer

Date:	July 28, 2021	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

18