Form 10-Q
period 2021-09-30
STRYKER CORP
filed 2021-10-29
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 377,239,958 shares of Common Stock, $0.10 par value, on September 30, 2021.

STRYKER CORPORATION	2021 Third Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Nine Months
	2021	2020	2021	2020
Net sales	$4,160	$3,737	$12,407	$10,089
Cost of sales	1,518	1,276	4,484	3,749
Gross profit	$2,642	$2,461	$7,923	$6,340
Research, development and engineering expenses	306	242	904	729
Selling, general and administrative expenses	1,602	1,244	4,682	3,799
Recall charges	16	2	98	(4)
Amortization of intangible assets	144	114	474	342
Total operating expenses	$2,068	$1,602	$6,158	$4,866
Operating income	$574	$859	$1,765	$1,474
Other income (expense), net	(79)	(79)	(241)	(191)
Earnings before income taxes	$495	$780	$1,524	$1,283
Income taxes	57	159	192	252
Net earnings	$438	$621	$1,332	$1,031

Net earnings per share of common stock:
Basic	$1.17	$1.66	$3.54	$2.75
Diluted	$1.14	$1.63	$3.48	$2.71

Weighted-average shares outstanding (in millions):
Basic	377.1	375.7	376.8	375.3
Effect of dilutive employee stock compensation	5.6	4.5	5.5	4.7
Diluted	382.7	380.2	382.3	380.0

Cash dividends declared per share of common stock	$0.63	$0.575	$1.89	$1.725
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Nine Months
	2021	2020	2021	2020
Net earnings	$438	$621	$1,332	$1,031
Other comprehensive income (loss), net of tax:
Marketable securities	3	—	3	—
Pension plans	5	(6)	8	(14)
Unrealized gains (losses) on designated hedges	7	(2)	43	(58)
Financial statement translation	112	(194)	287	(239)
Total other comprehensive income (loss), net of tax	$127	$(202)	$341	$(311)
Comprehensive income	$565	$419	$1,673	$720

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2021 Third Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,563	$2,943
Marketable securities	76	81
Accounts receivable, less allowance of $146 ($131 in 2020)	2,817	2,701
Inventories:
Materials and supplies	663	678
Work in process	274	251
Finished goods	2,497	2,565
Total inventories	$3,434	$3,494
Prepaid expenses and other current assets	570	488
Total current assets	$9,460	$9,707
Property, plant and equipment:
Land, buildings and improvements	1,627	1,546
Machinery and equipment	3,813	3,636
Total property, plant and equipment	$5,440	$5,182
Less accumulated depreciation	2,694	2,430
Property, plant and equipment, net	$2,746	$2,752
Goodwill	12,893	12,778
Other intangibles, net	5,058	5,554
Noncurrent deferred income tax assets	1,860	1,530
Other noncurrent assets	2,128	2,009
Total assets	$34,145	$34,330

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$934	$810
Accrued compensation	976	925
Income taxes	373	207
Dividends payable	238	237
Accrued product liabilities	439	515
Accrued expenses and other liabilities	1,467	1,586
Current maturities of debt	22	761
Total current liabilities	$4,449	$5,041
Long-term debt, excluding current maturities	12,629	13,230
Income taxes	929	990
Other noncurrent liabilities	1,960	1,985
Total liabilities	$19,967	$21,246
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	1,875	1,741
Retained earnings	13,081	12,462
Accumulated other comprehensive loss	(816)	(1,157)
Total shareholders' equity	$14,178	$13,084
Total liabilities and shareholders' equity	$34,145	$34,330

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2021 Third Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months		Nine Months
	2021	2020	2021	2020
Common stock shares outstanding (in millions)
Beginning	377.1	375.6	376.1	374.5
Issuance of common stock under stock compensation and benefit plans	0.1	0.2	1.1	1.3
Ending	377.2	375.8	377.2	375.8

Common stock
Beginning	$38	$38	$38	$37
Issuance of common stock under stock compensation and benefit plans	—	—	—	1
Ending	$38	$38	$38	$38
Additional paid-in capital
Beginning	$1,844	$1,706	$1,741	$1,628
Issuance of common stock under stock compensation and benefit plans	(3)	1	(7)	(7)
Share-based compensation	34	29	141	115
Ending	$1,875	$1,736	$1,875	$1,736
Retained earnings
Beginning	$12,881	$11,725	$12,462	$11,748
Net earnings	438	621	1,332	1,031
Cash dividends declared	(238)	(217)	(713)	(650)
Ending	$13,081	$12,129	$13,081	$12,129
Accumulated other comprehensive income (loss)
Beginning	$(943)	$(715)	$(1,157)	$(606)
Other comprehensive income (loss)	127	(202)	341	(311)
Ending	$(816)	$(917)	$(816)	$(917)
Total shareholders' equity	$14,178	$12,986	$14,178	$12,986

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2021 Third Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	2021	2020
Operating activities
Net earnings	$1,332	$1,031
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	278	247
Amortization of intangible assets	474	342
Asset impairments	119	161
Share-based compensation	141	115
Recall charges	98	(4)
Sale of inventory stepped-up to fair value at acquisition	231	9
Changes in operating assets and liabilities:
Accounts receivable	(145)	467
Inventories	(231)	(154)
Accounts payable	134	(26)
Accrued expenses and other liabilities	184	(184)
Recall-related payments	(180)	(13)
Income taxes	(193)	5
Other, net	21	44
Net cash provided by operating activities	$2,263	$2,040
Investing activities
Acquisitions, net of cash acquired	(226)	(26)
Purchases of marketable securities	(38)	(34)
Proceeds from sales of marketable securities	43	44
Purchases of property, plant and equipment	(319)	(322)
Other investing, net	(5)	(11)
Net cash used in investing activities	$(545)	$(349)
Financing activities
Proceeds (payments) on short-term borrowings, net	7	3
Proceeds from issuance of long-term debt	5	2,293
Payments on long-term debt	(1,151)	(500)
Payments of dividends	(713)	(647)
Cash paid for taxes from withheld shares	(88)	(79)
Other financing, net	(137)	(24)
Net cash provided by (used in) financing activities	$(2,077)	$1,046
Effect of exchange rate changes on cash and cash equivalents	(21)	9
Change in cash and cash equivalents	$(380)	$2,746
Cash and cash equivalents at beginning of period	2,943	4,337
Cash and cash equivalents at end of period	$2,563	$7,083

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2021 Third Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," "us" or "our") on September 30, 2021 and the results of operations for the three and nine months 2021. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2020.
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

Net Sales by Product Line
	Three Months		Nine Months
	2021	2020	2021	2020
Orthopaedics:
Knees	$439	$435	$1,325	$1,108
Hips	328	334	990	866
Trauma and Extremities	639	430	1,953	1,152
Other	123	118	373	307
	$1,529	$1,317	$4,641	$3,433
MedSurg:
Instruments	$525	$467	$1,511	$1,308
Endoscopy	525	467	1,512	1,238
Medical	636	600	1,898	1,819
Sustainability	69	66	203	181
	$1,755	$1,600	$5,124	$4,546
Neurotechnology and Spine:
Neurotechnology	$594	$518	$1,775	$1,370
Spine	282	302	867	740
	$876	$820	$2,642	$2,110
Total	$4,160	$3,737	$12,407	$10,089

Net Sales by Geography
	Three Months 2021		Three Months 2020
	United States	International	United States	International
Orthopaedics:
Knees	$321	$118	$332	$103
Hips	199	129	223	111
Trauma and Extremities	447	192	285	145
Other	97	26	97	21
	$1,064	$465	$937	$380
MedSurg:
Instruments	$415	$110	$369	$98
Endoscopy	418	107	380	87
Medical	496	140	455	145
Sustainability	68	1	65	1
	$1,397	$358	$1,269	$331
Neurotechnology and Spine:
Neurotechnology	$357	$237	$323	$195
Spine	201	81	219	83
	$558	$318	$542	$278
Total	$3,019	$1,141	$2,748	$989

Net Sales by Geography
	Nine Months 2021		Nine Months 2020
	United States	International	United States	International
Orthopaedics:
Knees	$964	$361	$833	$275
Hips	606	384	564	302
Trauma and Extremities	1,362	591	753	399
Other	290	83	262	45
	$3,222	$1,419	$2,412	$1,021
MedSurg:
Instruments	$1,171	$340	$1,028	$280
Endoscopy	1,179	333	997	241
Medical	1,457	441	1,363	456
Sustainability	200	3	179	2
	$4,007	$1,117	$3,567	$979
Neurotechnology and Spine:
Neurotechnology	$1,063	$712	$835	$535
Spine	611	256	543	197
	$1,674	$968	$1,378	$732
Total	$8,903	$3,504	$7,357	$2,732
Contract Assets and Liabilities
On September 30, 2021 and December 31, 2020 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $501 and $416 on September 30, 2021 and December 31, 2020.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2021 Third Quarter Form 10-Q
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2021	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(256)	$26	$(710)	$(943)
OCI	4	2	6	71	83
Income taxes	—	—	(2)	47	45
Reclassifications to:
Cost of sales	—	—	4	—	4
Other (income) expense	—	4	(2)	(8)	(6)
Income taxes	(1)	(1)	1	2	1
Net OCI	$3	$5	$7	$112	$127
Ending	$—	$(251)	$33	$(598)	$(816)

Three Months 2020	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(187)	$(9)	$(516)	$(715)
OCI	—	(11)	2	(248)	(257)
Income taxes	—	3	(1)	59	61
Reclassifications to:
Cost of sales	—	—	(3)	—	(3)
Other (income) expense	—	2	(1)	(7)	(6)
Income taxes	—	—	1	2	3
Net OCI	$—	$(6)	$(2)	$(194)	$(202)
Ending	$(3)	$(193)	$(11)	$(710)	$(917)

Nine Months 2021	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(259)	$(10)	$(885)	$(1,157)
OCI	4	1	40	269	314
Income taxes	—	(2)	(13)	37	22
Reclassifications to:
Cost of sales	—	—	9	—	9
Other (income) expense	—	12	7	(25)	(6)
Income taxes	(1)	(3)	—	6	2
Net OCI	$3	$8	$43	$287	$341
Ending	$—	$(251)	$33	$(598)	$(816)

Nine Months 2020	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(179)	$47	$(471)	$(606)
OCI	—	(25)	(70)	(285)	(380)
Income taxes	—	5	18	61	84
Reclassifications to:
Cost of sales	—	—	(3)	—	(3)
Other (income) expense	—	8	(4)	(20)	(16)
Income taxes	—	(2)	1	5	4
Net OCI	$—	$(14)	$(58)	$(239)	$(311)
Ending	$(3)	$(193)	$(11)	$(710)	$(917)
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
strategies, accounting practices or objectives from those disclosed in our Annual Report on Form 10-K for 2020.
Foreign Currency Hedges

September 2021	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$945	$1,755	$6,016	$8,716
Maximum term in years				4.2
Fair value:
Other current assets	$12	$19	$43	$74
Other noncurrent assets	2	36	—	38
Other current liabilities	(10)	—	(10)	(20)
Other noncurrent liabilities	(1)	—	—	(1)
Total fair value	$3	$55	$33	$91

December 2020	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$949	$1,828	$5,382	$8,159
Maximum term in years				4.9
Fair value:
Other current assets	$9	$—	$7	$16
Other noncurrent assets	—	4	—	4
Other current liabilities	(12)	—	(121)	(133)
Other noncurrent liabilities	(1)	(26)	—	(27)
Total fair value	$(4)	$(22)	$(114)	$(140)
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
On September 30, 2021 the total after tax gain (loss) in AOCI related to designated net investment hedges was ($185).
Net Currency Exchange Rate Gains (Losses)

Derivative		Three Months		Nine Months
instrument:	Recorded in:	2021	2020	2021	2020
Cash Flow	Cost of sales	$(4)	$3	$(9)	$3
Net Investment	Other income (expense), net	8	7	25	20
Non-Designated	Other income (expense), net	(5)	(3)	(6)	(12)
	Total	$(1)	$7	$10	$11
Pretax gains (losses) on derivatives designated as cash flow hedges of $1 and net investment hedges of $30 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense) in earnings within 12 months as of September 30, 2021. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
In the nine months 2021 a loss of $11 was reclassified from AOCI to other income (expense) in earnings relating to the termination of forward starting interest rate swaps with notional amounts of $750 designated as cash flow hedges as we now consider it

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2021 Third Quarter Form 10-Q
probable that the original forecasted debt issuances will not occur. Pretax gains of $5 recorded in AOCI related to other interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to other income (expense) in earnings within 12 months of September 30, 2021. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2020.
There were no significant transfers into or out of any level of the fair value hierarchy in 2021.

Assets Measured at Fair Value	September	December
	2021	2020
Cash and cash equivalents	$2,563	$2,943
Trading marketable securities	184	171
Level 1 - Assets	$2,747	$3,114
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$46	$38
United States agency debt securities	5	5
United States Treasury debt securities	22	36
Foreign government	1	—
Certificates of deposit	2	2
Total available-for-sale marketable securities	$76	$81
Foreign currency exchange forward contracts	112	20
Level 2 - Assets	$188	$101
Total assets measured at fair value	$2,935	$3,215

Liabilities Measured at Fair Value	September	December
	2021	2020
Deferred compensation arrangements	$184	$171
Level 1 - Liabilities	$184	$171
Foreign currency exchange forward contracts	$21	$160
Interest rate swap liability	—	53
Level 2 - Liabilities	$21	$213
Contingent consideration:
Beginning	$393	$306
Additions	43	108
Change in estimate	11	9
Settlements	(133)	(30)
Ending	$314	$393
Level 3 - Liabilities	$314	$393
Total liabilities measured at fair value	$519	$777

Fair Value of Available for Sale Securities by Maturity
	September 2021	December 2020
Due in one year or less	$39	$42
Due after one year through three years	$37	$39
On September 30, 2021 and December 31, 2020 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income was $15 and $19 in the three months and $50 and $84 in the nine months 2021 and 2020, which was recorded in other income (expense).
Our investments in available-for-sale marketable securities had a minimum credit quality rating of A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
NOTE 6 - CONTINGENCIES AND COMMITMENTS
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters, the most significant of which are more fully described below. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings the claimants seek damages as well as other compensatory and equitable relief that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management had sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those estimated by management, additional expense may be incurred, which could unfavorably affect future operating results. We are self-insured for certain claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
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
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of these matters. For the nine months 2021 we have recorded charges of $98 and made payments of $180, primarily related to Rejuvenate and ABG II Modular-Neck hip stems. Based on the information that has been received, we have estimated the remaining range of probable loss related to recall matters globally to be approximately $410 to $545. We have recorded reserves representing the remaining minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly, the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2021 Third Quarter Form 10-Q
material adverse effect on our results of operations and cash flows.

Leases	September	December
	2021	2020
Right-of-use assets	$400	$423
Lease liabilities, current	$108	$109
Lease liabilities, non-current	$298	$325

Other information:
Weighted-average remaining lease term	5.6 years	5.6 years
Weighted-average discount rate	2.83%	2.57%

	Three Months		Nine Months
	2021	2020	2021	2020
Operating lease cost	$35	$27	$102	$94
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. The aggregate purchase price of our acquisitions, net of cash acquired was $267 and $26 in the nine months 2021 and 2020.
In September 2021 we completed the acquisition of Gauss Surgical, Inc. (Gauss). Gauss is a medical device company that has developed Triton, an artificial intelligence-enabled platform for real-time monitoring of blood loss during surgery. Gauss is part of our Instruments business within MedSurg. Goodwill attributable to the acquisition is not deductible for tax purposes.
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
In December 2020 we completed the acquisition of OrthoSensor, Inc. (OrthoSensor). OrthoSensor is a leader in the digital evolution of musculoskeletal care and sensor technology for total joint replacement. OrthoSensor is part of our Orthopaedics business. Goodwill attributable to the acquisition is not deductible for tax purposes.
Purchase price allocations for our significant acquisitions are:

Purchase Price Allocation of Acquired Net Assets
2020	Wright
Tangible assets and liabilities:
Accounts receivable	$127
Inventory	448
Deferred income tax assets	472
Other assets	345
Debt	(1,446)
Deferred income tax liabilities	(494)
Product liabilities	(208)
Other liabilities	(292)
Intangible assets:
Customer and distributor relationships	182
Developed technology and patents	1,503
Trade name	58
Goodwill	3,386
Purchase price, net of cash acquired	$4,081
Weighted-average life of intangible assets	12
Purchase price allocations for Wright and other acquisitions were based on preliminary valuations, primarily related to intangible assets, product liabilities and deferred income taxes. Our estimates and assumptions are subject to change within the measurement period.

Consolidated Estimated Amortization Expense
Remainder of 2021	2022	2023	2024	2025
$149	$577	$558	$534	$512
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on September 30, 2021.
In October 2021 we entered into a new revolving credit agreement that replaces our previous agreement dated August 19, 2016. The primary changes were to increase the aggregate principal amount of the facility by $750 to $2,250, extend the maturity date to October 26, 2026, increase the leverage ratio to 3.75 and provide LIBOR replacement language. On September 30, 2021 there were no borrowings outstanding under our previous credit facility or commercial paper programs.

Summary of Total Debt		September 2021	December 2020
Rate	Due
Senior unsecured notes:
2.625%	March 15, 2021	$—	$750
1.125%	November 30, 2023	642	668
0.600%	December 1, 2023	598	597
3.375%	May 15, 2024	592	590
0.250%	December 3, 2024	989	1,030
1.150%	June 15, 2025	645	644
3.375%	November 1, 2025	747	747
3.500%	March 15, 2026	993	992
2.125%	November 30, 2027	873	909
3.650%	March 7, 2028	597	596
0.750%	March 1, 2029	931	969
1.950%	June 15, 2030	990	989
2.625%	November 30, 2030	751	782
1.000%	December 3, 2031	867	903
4.100%	April 1, 2043	392	392
4.375%	May 15, 2044	395	395
4.625%	March 15, 2046	982	981
2.900%	June 15, 2050	642	641
Variable term loan	November 10, 2023	—	400
Other		25	16
Total debt		$12,651	$13,991
Less current maturities of debt		22	761
Total long-term debt		$12,629	$13,230

		September 2021	December 2020
Unamortized debt issuance costs		$64	$71
Borrowing capacity on existing facilities		$1,408	$2,903
Fair value of senior unsecured notes		$13,736	$15,022
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
In June 2021 we repaid the $400 term loan that was due on November 10, 2023.
NOTE 9 - INCOME TAXES
Our effective tax rates were 11.5% and 20.4% in the three months and 12.6% and 19.6% in the nine months 2021 and

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2021 Third Quarter Form 10-Q
2020. The change in the effective income tax rate for the three months was primarily due to lower pre-tax income and certain discrete tax items recorded in 2021. The change in effective income tax rates for the nine months reflects certain discrete tax items recorded in 2021.
In March 2021 the American Rescue Plan Act (the Act) was signed into law in the United States. We do not expect the provisions of the Act to have a material impact on our annual effective tax rate or Consolidated Financial Statements in 2021.
NOTE 10 - SEGMENT INFORMATION

	Three Months		Nine Months
	2021	2020	2021	2020
Orthopaedics	$1,529	$1,317	$4,641	$3,433
MedSurg	1,755	1,600	5,124	4,546
Neurotechnology and Spine	876	820	2,642	2,110
Net sales	$4,160	$3,737	$12,407	$10,089
Orthopaedics	$455	$472	$1,388	$1,027
MedSurg	425	451	1,266	1,085
Neurotechnology and Spine	283	228	864	513
Segment operating income	$1,163	$1,151	$3,518	$2,625
Items not allocated to segments:
Corporate and other	(105)	(104)	(421)	(371)
Acquisition and integration-related charges	(126)	(29)	(495)	(85)
Amortization of intangible assets	(144)	(114)	(474)	(342)
Restructuring-related and other charges	(178)	(29)	(209)	(292)
Medical device regulations	(27)	(14)	(72)	(60)
Recall-related matters	(16)	(2)	(98)	4
Regulatory and legal matters	7	—	16	(5)
Consolidated operating income	$574	$859	$1,765	$1,474
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2020.
NOTE 11 - ASSET IMPAIRMENTS
The government in China has launched regional and national programs for volume-based procurement ("VBP") of high-value medical consumables to reduce healthcare costs. Each VBP program has specific requirements to award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders may be guaranteed sales volume for certain products, while unsuccessful bidders may lose unit sales volume. We expect that the prices required for a successful bid will, nevertheless, negatively impact our existing commercial operations of joint replacement and trauma products in China. As a result of the outcome of certain regional programs for our trauma products and the national VBP program for hips and knees we recorded charges of $105 to impair certain long-lived and intangible assets in the third quarter of 2021. These charges were included in selling, general and administrative expenses. Spine products are part of the VBP program in one province and it is not clear to what extent spine products will be included in further provincial or national VBP programs. We do not expect any significant impairments related to the potential Spine VBP programs. Our business in China represented approximately 2% of our revenues for the year ended December 31, 2020.
In the second quarter of 2020 due to the significant negative impact the COVID-19 pandemic had on our operations and financial results, we suspended certain in-process investments resulting in charges of $189 to impair certain long-lived assets (primarily the portion of our investment in a new global ERP system that was in-process of being developed for future deployment) and product line and other exit costs. These charges were included in cost of sales and selling, general and administrative expenses.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2021 Third Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Some of our products are particularly sensitive to reductions in elective medical procedures. Elective medical procedures were suspended in the first quarter of 2020 in many of the markets where our products are marketed and sold, which negatively affected our business, cash flows, financial condition and results of operations through the first quarter of 2021. In the second quarter of 2021 we saw partial recovery of elective procedures in most geographies; however, in the third quarter 2021 we saw hospitalization rates increase, especially in the United States, as a result of the Delta variant. This, along with hospital staffing shortages, has adversely impacted elective procedures and has slowed the recovery in our Orthopaedic and Spine implant business that we experienced in the second quarter of 2021.
Overview of the Three and Nine Months
In the three months 2021 we achieved sales growth of 11.3% and 16.0% from 2020 and 2019. Excluding the impact of acquisitions and divestitures sales grew 4.5% and 8.4% in constant currency. We reported operating income margin of 13.8%, net earnings of $438 and net earnings per diluted share of $1.14. Excluding the impact of certain items, adjusted operating income margin(1) contracted by 260 bps to 25.4%, with adjusted net earnings(1) of $842 and adjusted net earnings per diluted share(1) of $2.20 representing growth of 2.8%.
In the nine months 2021 we achieved sales growth of 23.0% and 15.4% from 2020 and 2019. Excluding the impact of acquisitions and divestitures sales grew 14.2% and 7.6% in constant currency. We reported operating income margin of 14.2%, net earnings of $1,332 and net earnings per diluted share of $3.48. Excluding the impact of certain items, adjusted operating income margin(1) increased by 270 bps to 25.0%, with adjusted net earnings(1) of $2,440 and adjusted net earnings per diluted share(1) of $6.38 representing growth of 38.1%.
Recent Developments
In March 2021 we repaid $750 of our senior unsecured notes with a coupon of 2.625% that were due on March 15, 2021. In June 2021 we repaid the $400 term loan that was due on November 10, 2023. Refer to Note 8 to our Consolidated Financial Statements for further information.
We have not repurchased any shares of our common stock under our authorized repurchase program in 2021. The total dollar value of shares of our common stock that could be acquired under our authorized share repurchase program was $1,033 as of September 30, 2021. We previously announced our intention to suspend our repurchase program through 2021.
The government in China has launched regional and national programs for volume-based procurement ("VBP") of high-value medical consumables to reduce healthcare costs. Each VBP program has specific requirements to award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders may be guaranteed sales volume for certain products, while unsuccessful bidders may lose unit sales volume. We expect that the prices required for a successful bid will, nevertheless, negatively impact our existing commercial operations of joint replacement and trauma products in China. As a result of the outcome of certain regional programs for our trauma products and the national VBP program for hips and knees we recorded charges of $105 to impair certain long-lived and intangible assets in the third quarter of 2021. These charges were included in selling, general and administrative expenses. Spine products are part of the VBP program in one province and it is not clear to what extent spine products will be included in further provincial or national VBP programs. We do not expect any significant impairments related to the potential Spine VBP programs. Our business in China represented approximately 2% of our revenues for the year ended December 31, 2020.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2021 Third Quarter Form 10-Q

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months					Nine Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2021	2020	2021	2020	Change	2021	2020	2021	2020	Change
Net sales	$4,160	$3,737	100.0%	100.0%	11.3%	$12,407	$10,089	100.0%	100.0%	23.0%
Gross profit	2,642	2,461	63.5	65.9	7.4	7,923	6,340	63.9	62.8	25.0
Research, development and engineering expenses	306	242	7.4	6.5	26.4	904	729	7.3	7.2	24.0
Selling, general and administrative expenses	1,602	1,244	38.5	33.3	28.8	4,682	3,799	37.7	37.7	23.2
Recall charges	16	2	0.4	0.1	nm	98	(4)	0.8	—	nm
Amortization of intangible assets	144	114	3.5	3.1	26.3	474	342	3.8	3.4	38.6
Other income (expense), net	(79)	(79)	(1.9)	(2.1)	—	(241)	(191)	(1.9)	(1.9)	26.2
Income taxes	57	159	nm	nm	(64.2)	192	252	nm	nm	(23.8)
Net earnings	$438	$621	10.5%	16.6%	(29.5)%	$1,332	$1,031	10.7%	10.2%	29.2%

Net earnings per diluted share	$1.14	$1.63			(30.1)%	$3.48	$2.71			28.4%
Adjusted net earnings per diluted share(1)	$2.20	$2.14			2.8%	$6.38	$4.62			38.1%

nm - not meaningful

Geographic and Segment Net Sales	Three Months				Nine Months
			Percentage Change				Percentage Change
	2021	2020	As Reported	Constant Currency	2021	2020	As Reported	Constant Currency
Geographic:
United States	$3,019	$2,748	9.9%	9.9%	$8,903	$7,357	21.0%	21.0%
International	1,141	989	15.3	12.8	3,504	2,732	28.2	21.1
Total	$4,160	$3,737	11.3%	10.7%	$12,407	$10,089	23.0%	21.0%
Segment:
Orthopaedics	$1,529	$1,317	16.1%	15.5%	$4,641	$3,433	35.2%	33.0%
MedSurg	1,755	1,600	9.4	8.9	5,124	4,546	12.7	11.2
Neurotechnology and Spine	876	820	7.3	6.4	2,642	2,110	25.2	22.8
Total	$4,160	$3,737	11.3%	10.7%	$12,407	$10,089	23.0%	21.0%

Supplemental Net Sales Growth Information
	Three Months							Nine Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2021	2020	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2021	2020	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Orthopaedics:
Knees	$439	$435	0.8%	0.3%	(3.3)%	13.9%	11.7%	$1,325	$1,108	19.5%	17.8%	15.8%	31.0%	23.6%
Hips	328	334	(1.6)	(2.3)	(10.6)	16.7	14.5	990	866	14.4	12.1	7.4	27.5	20.9
Trauma and Extremities	639	430	49.0	48.2	56.9	33.4	30.9	1,953	1,152	69.6	66.5	80.8	48.5	40.2
Other	123	118	3.4	3.2	(0.2)	19.4	18.2	373	307	21.6	20.6	11.0	82.2	74.3
	$1,529	$1,317	16.1%	15.5%	13.6%	22.4%	20.2%	$4,641	$3,433	35.2%	33.0%	33.6%	39.1%	31.6%
MedSurg:
Instruments	$525	$467	11.5%	10.9%	12.4%	7.9%	5.5%	$1,511	$1,308	15.4%	13.9%	13.9%	20.9%	13.8%
Endoscopy	525	467	12.2	11.8	9.9	22.5	20.1	1,512	1,238	22.1	20.7	18.2	38.4	31.0
Medical	636	600	6.1	5.5	9.2	(3.5)	(6.0)	1,898	1,819	4.4	2.7	7.0	(3.3)	(9.6)
Sustainability	69	66	4.2	4.1	3.9	25.8	19.0	203	181	12.1	12.0	11.6	59.2	48.4
	$1,755	$1,600	9.4%	8.9%	10.1%	6.8%	4.4%	$5,124	$4,546	12.7%	11.2%	12.3%	14.0%	7.1%
Neurotechnology and Spine:
Neurotechnology	$594	$518	14.7%	13.6%	10.6%	21.4%	18.5%	$1,775	$1,370	29.6%	26.9%	27.4%	33.1%	26.2%
Spine	282	302	(5.4)	(5.9)	(8.0)	1.6	(0.3)	867	740	17.1	15.3	12.5	29.5	22.6
	$876	$820	7.3%	6.4%	3.1%	15.7%	13.0%	$2,642	$2,110	25.2%	22.8%	21.5%	32.2%	25.2%
Total	$4,160	$3,737	11.3%	10.7%	9.9%	15.3%	12.8%	$12,407	$10,089	23.0%	21.0%	21.0%	28.2%	21.1%

Consolidated Net Sales
Consolidated net sales increased 11.3% in the three months 2021 as reported and 10.7% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.6%. Excluding the 6.2% impact of acquisitions and divestitures, net sales in constant currency increased by 5.2% from increased unit volume partially offset by 0.7% due to lower prices. The unit volume increase was due to higher shipments of MedSurg and Neurotechnology products.
Consolidated net sales increased 23.0% in the nine months 2021 as reported and 21.0% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.0%. Excluding the 6.8% impact of acquisitions and divestitures, net sales in constant currency increased by 14.9% from increased unit volume partially offset by 0.7% due to lower prices. The unit volume increase was due to higher shipments across all products.

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2021 Third Quarter Form 10-Q
Orthopaedics Net Sales
Orthopaedics net sales increased 16.1% in the three months 2021 as reported and 15.5% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.6%. Excluding the 17.3% impact of acquisitions and divestitures, net sales in constant currency decreased 1.2% from lower unit volume and 0.6% from lower prices. The unit volume decrease was due to lower shipments of hips, trauma and extremities and other orthopaedics products.
Orthopaedics net sales increased 35.2% in the nine months 2021 as reported and 33.0% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.2%. Excluding the 20.0% impact of acquisitions and divestitures, net sales in constant currency increased 14.4% from higher unit volume partially offset by 1.4% from lower prices. The unit volume increase was due to higher shipments across all Orthopaedics products.
MedSurg Net Sales
MedSurg net sales increased 9.4% in the three months 2021 as reported and 8.9% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.5%. Excluding the 0.1% impact of acquisitions, net sales in constant currency increased by 9.6% from increased unit volume partially offset by 0.8% due to lower prices. The unit volume increase was primarily due to higher shipments across all MedSurg products.
MedSurg net sales increased 12.7% in the nine months 2021 as reported and 11.2% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.5%. Excluding the 0.1% impact of acquisitions, net sales in constant currency increased by 11.4% from increased unit volume partially offset by 0.3% due to lower prices. The unit volume increase was due to higher shipments across all MedSurg products.
Neurotechnology and Spine Net Sales
Neurotechnology and Spine net sales increased 7.3% in the three months 2021 as reported and 6.4% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.9%. Excluding the 0.3% impact for acquisitions, net sales in constant currency increased by 6.7% from increased unit volume partially offset by 0.6% due to lower prices. The unit volume increase was due to higher shipments of neurotechnology products partially offset by lower shipments of spine products.
Neurotechnology and Spine net sales increased 25.2% in the nine months 2021 as reported and 22.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 2.4%. Excluding the 0.3% impact for acquisitions, net sales in constant currency increased by 23.1% from increased unit volume partially offset by 0.6% due to lower prices. The unit volume increase was due to higher shipments across all Neurotechnology and Spine products.
Gross Profit
Gross profit as a percentage of sales in the three months 2021 decreased to 63.5% from 65.9% in 2020. Excluding the impact of the items noted below, gross profit increased to 66.3% of sales in the three months 2021 from 65.9% in 2020 primarily due to leverage from higher sales volumes and favorable mix, partially offset by lower selling prices.
Gross profit as a percentage of sales in the nine months 2021 increased to 63.9% from 62.8% in 2020. Excluding the impact of the items noted below, gross profit increased to 65.9% of sales in the nine months 2021 from 63.3% in 2020 primarily due to leverage from higher sales volumes and favorable mix, partially offset by lower selling prices.

			Percent Net Sales
Three Months	2021	2020	2021	2020
Reported	$2,642	$2,461	63.5%	65.9%
Inventory stepped-up to fair value	94	—	2.3	—
Restructuring-related and other charges	20	—	0.5	—
Medical device regulations	1	—	—	—
Adjusted	$2,757	$2,461	66.3%	65.9%

			Percent Net Sales
Nine Months	2021	2020	2021	2020
Reported	$7,923	$6,340	63.9%	62.8%
Inventory stepped-up to fair value	231	9	1.9	0.1
Restructuring-related and other charges	20	36	0.1	0.4
Medical device regulations	2	1	—	—
Adjusted	$8,176	$6,386	65.9%	63.3%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $64 or 26.4% in the three months 2021 and increased as a percentage of sales to 7.4% from 6.5% in 2020. Excluding the impact of the items noted below, expenses increased to 6.7% of sales in 2021 from 6.1% in 2020.
Research, development and engineering expenses increased $175 or 24.0% in the nine months 2021 and increased as a percentage of sales to 7.3% from 7.2% in 2020. Excluding the impact of the items noted below, expenses increased to 6.7% of sales in 2021 from 6.6% in 2020.
The increases for the three and nine months are due to disciplined ramp up in spending to facilitate our growth, including projects to develop new products, investments in new technologies and integration of recent acquisitions.

			Percent Net Sales
Three Months	2021	2020	2021	2020
Reported	$306	$242	7.4%	6.5%
Medical device regulations	(26)	(13)	(0.7)	(0.4)
Adjusted	$280	$229	6.7%	6.1%

			Percent Net Sales
Nine Months	2021	2020	2021	2020
Reported	$904	$729	7.3%	7.2%
Medical device regulations	(70)	(59)	(0.6)	(0.6)
Adjusted	$834	$670	6.7%	6.6%
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $358 or 28.8% in the three months 2021 and increased as a percentage of sales to 38.5% from 33.3% in 2020 and included an impairment charge of $105 million recorded for certain long-lived and intangible assets resulting from price reductions on our trauma and joint replacement products in China based on the outcome of the regional and national volume-based procurement programs. Excluding the impact of the items noted below, expenses increased to 34.1% of sales in 2021 from 31.7% in 2020. The increase was due to disciplined ramp up in spending to facilitate our growth.
Selling, general and administrative expenses increased $883 or 23.2% in the nine months 2021 and remained flat as a percentage of sales at 37.7%. Excluding the impact of the items noted below, expenses decreased to 34.2% of sales in 2021 from 34.3% in 2020. The decrease was due to our continued cost discipline and fixed cost leverage.

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2021 Third Quarter Form 10-Q

			Percent Net Sales
Three Months	2021	2020	2021	2020
Reported	$1,602	$1,244	38.5%	33.3%
Other acquisition and integration-related	(32)	(29)	(0.8)	(0.8)
Restructuring-related and other charges	(158)	(29)	(3.8)	(0.8)
Regulatory and legal matters	7	—	0.2	—
Adjusted	$1,419	$1,186	34.1%	31.7%

			Percent Net Sales
Nine Months	2021	2020	2021	2020
Reported	$4,682	$3,799	37.7%	37.7%
Other acquisition and integration-related	(264)	(76)	(2.1)	(0.8)
Restructuring-related and other charges	(189)	(256)	(1.5)	(2.6)
Regulatory and legal matters	16	(5)	0.1	—
Adjusted	$4,245	$3,462	34.2%	34.3%
Recall Charges
Recall charges were $16 in the three months and $98 in the nine months 2021 and minimal in the three and nine months 2020. Charges were primarily due to the previously disclosed Rejuvenate and ABG II Modular-Neck hip stems. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $144 and $114 in the three months and $474 and $342 in the nine months 2021 and 2020. The increase in 2021 was primarily due to the acquisition of Wright Medical in the fourth quarter of 2020. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating income decreased $285 to 13.8% of sales in the three months 2021 from 23.0% of sales in 2020. Excluding the impact of the items noted below, operating income decreased to 25.4% of sales in 2021 from 28.0% in 2020 primarily due to disciplined spending to facilitate our growth.
Operating income increased $291 or 19.7% to 14.2% of sales in the nine months 2021 from 14.6% of sales in 2020. Excluding the impact of the items noted below, operating income increased to 25.0% of sales in 2021 from 22.3% in 2020 primarily due to leverage from higher sales volumes partially offset by disciplined spending to facilitate our growth.

			Percent Net Sales
Three Months	2021	2020	2021	2020
Reported	$574	$859	13.8%	23.0%
Inventory stepped-up to fair value	94	—	2.3	—
Other acquisition and integration-related	32	29	0.8	0.7
Amortization of purchased intangible assets	144	114	3.5	3.1
Restructuring-related and other charges	178	29	4.2	0.7
Medical device regulations	27	14	0.6	0.4
Recall-related matters	16	2	0.4	0.1
Regulatory and legal matters	(7)	—	(0.2)	—
Adjusted	$1,058	$1,047	25.4%	28.0%

			Percent Net Sales
Nine Months	2021	2020	2021	2020
Reported	$1,765	$1,474	14.2%	14.6%
Inventory stepped-up to fair value	231	9	1.9	0.1
Other acquisition and integration-related	264	76	2.1	0.8
Amortization of purchased intangible assets	474	342	3.8	3.3
Restructuring-related and other charges	209	292	1.7	2.9
Medical device regulations	72	60	0.6	0.6
Recall-related matters	98	(4)	0.8	—
Regulatory and legal matters	(16)	5	(0.1)	—
Adjusted	$3,097	$2,254	25.0%	22.3%
Other Income (Expense), Net
Other income (expense), net was ($79) and ($79) in the three months and ($241) and ($191) in the nine months 2021 and 2020. The increase in net expense in 2021 was primarily due to increased interest expense driven by the additional debt from the bond offerings completed in June 2020 and November 2020.
Income Taxes
Our effective tax rates were 11.5% and 20.4% in the three months and 12.6% and 19.6% in the nine months 2021 and 2020. The change in the effective income tax rate for the three months was primarily due to lower pre-tax income and certain discrete tax items recorded in 2021. The change in effective income tax rates for the nine months reflects certain discrete tax items recorded in 2021.
In March 2021 the American Rescue Plan Act (the Act) was signed into law in the United States. We do not expect the provisions of the Act to have a material impact on our annual effective tax rate or Consolidated Financial Statements in 2021.
Net Earnings
Net earnings decreased to $438 or $1.14 per diluted share in the three months 2021 from $621 or $1.63 per diluted share in 2020. Adjusted net earnings per diluted share(1) increased to $2.20 in 2021 from $2.14 in 2020. The impact of foreign currency exchange rates increased net earnings per diluted share by approximately $0.04 in 2021 and increased net earnings per diluted share by approximately $0.01 in 2020.
Net earnings increased to $1,332 or $3.48 per diluted share in the nine months 2021 from $1,031 or $2.71 per diluted share in 2020. Adjusted net earnings per diluted share(1) increased 38.1% to $6.38 in 2021 from $4.62 in 2020. The impact of foreign currency exchange rates increased net earnings per diluted share by approximately $0.16 in 2021 and reduced net earnings per diluted share by approximately $0.01 in 2020.

			Percent Net Sales
Three Months	2021	2020	2021	2020
Reported	$438	$621	10.5%	16.6%
Inventory stepped-up to fair value	73	—	1.8	—
Other acquisition and integration-related	24	24	0.6	0.6
Amortization of purchased intangible assets	114	93	2.7	2.5
Restructuring-related and other charges	165	26	3.9	0.7
Medical device regulations	23	11	0.6	0.3
Recall-related matters	12	2	0.3	0.1
Regulatory and legal matters	(7)	—	(0.2)	—
Tax matters	—	35	—	0.9
Adjusted	$842	$812	20.2%	21.7%

			Percent Net Sales
Nine Months	2021	2020	2021	2020
Reported	$1,332	$1,031	10.7%	10.2%
Inventory stepped-up to fair value	176	6	1.4	0.1
Other acquisition and integration-related	204	60	1.6	0.6
Amortization of purchased intangible assets	378	277	3.1	2.6
Restructuring-related and other charges	198	238	1.7	2.4
Medical device regulations	60	47	0.5	0.5
Recall-related matters	85	(2)	0.7	—
Regulatory and legal matters	(19)	6	(0.2)	0.1
Tax matters	26	93	0.2	0.9
Adjusted	$2,440	$1,756	19.7%	17.4%

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2021 Third Quarter Form 10-Q
Non-GAAP Financial Measures
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth in constant currency; percentage organic sales growth; adjusted gross profit; adjusted selling, general and administrative expenses; adjusted research, development and engineering expenses; adjusted operating income; adjusted other income (expense), net; adjusted effective income tax rate; adjusted net earnings; and adjusted net earnings per diluted share (Diluted EPS). We believe these non-GAAP financial measures provide meaningful information to assist investors and shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current and prior year results at the same foreign currency exchange rate. To measure percentage organic sales growth, we remove the impact of changes in foreign currency exchange rates, acquisitions and divestitures, which affect the comparability and trend of sales. Percentage organic sales growth is calculated by translating current year results at prior year average foreign currency exchange rates excluding the impact of acquisitions and divestitures. To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. These adjustments are irregular in timing and may not be indicative of our past and future performance. The following are examples of the types of adjustments that may be included in a period:
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

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2021	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,642	$1,602	$306	$574	$(79)	$438	11.5%	$1.14
Reported percent net sales	63.5%	38.5%	7.4%	13.8%	(1.9)%	10.5%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	94	—	—	94	—	73	1.9	0.19
Other acquisition and integration-related	—	(32)	—	32	—	24	0.8	0.06
Amortization of purchased intangible assets	—	—	—	144	—	114	2.0	0.30
Restructuring-related and other charges	20	(158)	—	178	—	165	(2.6)	0.44
Medical device regulations	1	—	(26)	27	—	23	(0.1)	0.06
Recall-related matters	—	—	—	16	—	12	0.3	0.03
Regulatory and legal matters	—	7	—	(7)	—	(7)	0.2	(0.02)
Tax matters	—	—	—	—	—	—	—	—
Adjusted	$2,757	$1,419	$280	$1,058	$(79)	$842	14.0%	$2.20
Adjusted percent net sales	66.3%	34.1%	6.7%	25.4%	(1.9)%	20.2%

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2021 Third Quarter Form 10-Q

Three Months 2020	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,461	$1,244	$242	$859	$(79)	$621	20.4%	$1.63
Reported percent net sales	65.9%	33.3%	6.5%	23.0%	(2.1)%	16.6%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—
Other acquisition and integration-related	—	(29)	—	29	—	24	0.1	0.07
Amortization of purchased intangible assets	—	—	—	114	—	93	0.4	0.25
Restructuring-related and other charges	—	(29)	—	29	—	26	(0.1)	0.06
Medical device regulations	—	—	(13)	14	—	11	0.1	0.03
Recall-related matters	—	—	—	2	—	2	(0.2)	0.01
Regulatory and legal matters	—	—	—	—	—	—	—	—
Tax matters	—	—	—	—	—	35	(4.6)	0.09
Adjusted	$2,461	$1,186	$229	$1,047	$(79)	$812	16.1%	$2.14
Adjusted percent net sales	65.9%	31.7%	6.1%	28.0%	(2.1)%	21.7%

Nine Months 2021	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$7,923	$4,682	$904	$1,765	$(241)	$1,332	12.6%	$3.48
Reported percent net sales	63.9%	37.7%	7.3%	14.2%	(1.9)%	10.7%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	231	—	—	231	—	176	1.4	0.46
Other acquisition and integration-related	—	(264)	—	264	—	204	1.4	0.53
Amortization of purchased intangible assets	—	—	—	474	—	378	1.7	0.99
Restructuring-related and other charges	20	(189)	—	209	11	198	(0.7)	0.52
Medical device regulations	2	—	(70)	72	—	60	0.1	0.16
Recall-related matters	—	—	—	98	—	85	(0.1)	0.22
Regulatory and legal matters	—	16	—	(16)	(3)	(19)	0.2	(0.05)
Tax matters	—	—	—	—	—	26	(1.8)	0.07
Adjusted	$8,176	$4,245	$834	$3,097	$(233)	$2,440	14.8%	$6.38
Adjusted percent net sales	65.9%	34.2%	6.7%	25.0%	(1.9)%	19.7%

Nine Months 2020	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other income (expense), net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$6,340	$3,799	$729	$1,474	$(191)	$1,031	19.6%	$2.71
Reported percent net sales	62.8%	37.7%	7.2%	14.6%	(1.9)%	10.2%
Acquisition and integration-related charges:
Inventory stepped-up to fair value	9	—	—	9	—	6	0.1	0.02
Other acquisition and integration-related	—	(76)	—	76	—	60	0.4	0.16
Amortization of purchased intangible assets	—	—	—	342	—	277	1.0	0.73
Restructuring-related and other charges	36	(256)	—	292	—	238	0.8	0.62
Medical device regulations	1	—	(59)	60	—	47	0.3	0.12
Recall-related matters	—	—	—	(4)	—	(2)	(0.2)	—
Regulatory and legal matters	—	(5)	—	5	—	6	(0.2)	0.02
Tax matters	—	—	—	—	7	93	(6.6)	0.24
Adjusted	$6,386	$3,462	$670	$2,254	$(184)	$1,756	15.2%	$4.62
Adjusted percent net sales	63.3%	34.3%	6.6%	22.3%	(1.8)%	17.4%

FINANCIAL CONDITION AND LIQUIDITY

Nine Months	2021	2020
Net cash provided by operating activities	$2,263	$2,040
Net cash used in investing activities	(545)	(349)
Net cash provided by (used in) financing activities	(2,077)	1,046
Effect of exchange rate changes on cash and cash equivalents	(21)	9
Change in cash and cash equivalents	$(380)	$2,746
Operating Activities
Cash provided by operating activities was $2,263 and $2,040 in the nine months 2021 and 2020. The increase was primarily due to higher net earnings partially offset by decreases in overall working capital and higher recall-related payments.
Investing Activities
Cash used in investing activities was $545 and $349 in the nine months 2021 and 2020. The increase in cash used in 2021 was primarily due to increased payments for acquisitions.
Financing Activities
Cash provided by (used in) financing activities was ($2,077) and $1,046 in the nine months 2021 and 2020. Cash used in 2021 was primarily driven by debt repayments of $750 in March 2021 and $400 for the term loan in June 2021. Cash provided in 2020 was driven by the issuance of $2,300 of notes in June 2020 partially offset by debt repayments of $500 in January 2020. We did not repurchase any shares in the nine months 2021 or 2020.

Nine Months	2021	2020
Total dividends paid to common shareholders	$713	$647
Liquidity
Cash, cash equivalents and marketable securities were $2,639 and $3,024 on September 30, 2021 and December 31, 2020. Current assets exceeded current liabilities by $5,011 and $4,666 on September 30, 2021 and December 31, 2020. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations,

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2021 Third Quarter Form 10-Q
commercial paper, existing credit lines and capital expenditure and operating expense reductions. In October 2021 we entered into a new revolving credit facility of $2,250 that expires in October 2026 and replaces our previous agreement dated August 19, 2016.
We raised funds in the capital markets in 2020, 2019 and 2018 and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 40% on September 30, 2021 compared to 30% on December 31, 2020.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on September 30, 2021. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial reporting during the three months 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 170 shares of our common stock in the three months 2021 as performance incentive awards to employees. These shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the nine months 2021 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of September 30, 2021. As previously announced we intend to maintain the suspension of our share repurchase program through 2021.

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

ITEM 5.	OTHER INFORMATION
On October 26, 2021 Stryker Corporation, and certain of its subsidiaries as designated borrowers, entered into a revolving credit agreement with various lenders and issuing banks and Wells Fargo Bank, National Association, as administrative agent (the "2021 Credit Agreement"), that replaces our previous revolving credit agreement dated August 19, 2016 (the "2016 Credit Agreement"). The principle terms of the 2021 Credit Agreement are: (1) an aggregate principal amount of commitments of $2.25 billion, (2) a maturity date of October 26, 2026 and (3) a leverage ratio financial covenant that provides for a maximum permitted leverage ratio of 3.75:1 at the end of any fiscal quarter, with an acquisition holiday no more than twice during the term of the 2021 Credit Agreement that permits the Company to elect to increase the maximum permitted leverage ratio by 1.0 to 4.75:1 for a period of four consecutive fiscal quarters, with the maximum permitted leverage ratio then stepping down by 0.25:1 for each of the next four quarters until it reaches 3.75:1, in connection with the consummation of certain material acquisitions. The 2021 Credit Agreement has an annual facility fee ranging from 6.0 to 11.0 basis points and loans under the 2021 Credit Agreement bear interest at either a Base Rate or an Offshore Rate, in each case as defined in the 2021 Credit Agreement, plus an applicable margin ranging from 0 to 1.5 basis points for Base Rate loans and 56.5 to 101.5 basis points for Offshore Rate loans. The applicable margin for Offshore Rate loans also applies to letters of credit. Both the facility fee and the applicable margin are dependent on the Company's credit ratings. The representations and warranties, covenants and events of default contained in the 2021 Credit Agreement are substantially the same as those contained in the 2016 Credit Agreement. The foregoing summary is qualified in its entirety by the terms of the 2021 Credit Agreement, a copy of which is filed as Exhibit 10(i) hereto and is incorporated herein by reference.

ITEM 6.	EXHIBITS

10(i)	Credit Agreement, dated as of October 26, 2021, among Stryker Corporation as borrower; the lenders party thereto; and Wells Fargo Bank, N.A., as administrative agent.
31(i)	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
* Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2021 Third Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	October 29, 2021	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair and Chief Executive Officer

Date:	October 29, 2021	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

18