Form 10-K
period 2021-12-31
STRYKER CORP
filed 2022-02-11
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $91,942,474,363 at June 30, 2021. There were 377,544,686 shares outstanding of the registrant’s common stock, $0.10 par value, on January 31, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2022 Annual Meeting of Shareholders (the 2022 proxy statement) are incorporated by reference into Part III.

STRYKER CORPORATION 2021 FORM 10-K

STRYKER CORPORATION 2021 FORM 10-K

PART I

ITEM 1.	BUSINESS.
Stryker Corporation (Stryker or the Company) is one of the world's leading medical technology companies and, together with its customers, is driven to make healthcare better. Stryker offers innovative products and services in Medical and Surgical, Neurotechnology, Orthopaedics and Spine that help improve patient and hospital outcomes.
Our core values guide our behaviors and actions and are fundamental to how we execute our mission.
Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a prominent orthopaedic surgeon and the inventor of several medical products. Our products are sold in over 75 countries through company-owned subsidiaries and branches, as well as, third-party dealers and distributors, and include surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; neurosurgical and neurovascular devices; implants used in joint replacement and trauma surgeries; Mako Robotic-Arm Assisted technology; spinal devices; as well as other products used in a variety of medical specialties. In the United States most of our products are marketed directly to doctors, hospitals and other healthcare facilities.
As used herein, and except where the context otherwise requires, "Stryker," "we," "us," and "our" refer to Stryker Corporation and its consolidated subsidiaries.
Business Segments and Geographic Information
Effective December 31, 2021 we changed our reportable business segments to (i) MedSurg and Neurotechnology and (ii) Orthopaedics and Spine to align to our new internal reporting structure. We have reflected this change in all historical periods presented. Financial information regarding our reportable business segments and certain geographic information is included under "Consolidated Results of Operations" in Item 7 of this report and Note 14 to our Consolidated Financial Statements.

Net Sales by Reportable Segment
	2021		2020		2019
MedSurg and Neurotechnology	$9,538	56%	$8,345	58%	$8,475	57%
Orthopaedics and Spine	7,570	44	6,006	42	6,409	43
Total	$17,108	100%	$14,351	100%	$14,884	100%
MedSurg and Neurotechnology
MedSurg products include surgical equipment, patient and caregiver safety technologies, and navigation systems
(Instruments), endoscopic and communications systems (Endoscopy), patient handling, emergency medical equipment and intensive care disposable products (Medical), reprocessed and remanufactured medical devices, and other medical device products used in a variety of medical specialties. Neurotechnology includes neurosurgical, neurovascular and craniomaxillofacial implant products. Our neurotechnology offering includes products used for minimally invasive endovascular procedures; a comprehensive line of products for traditional brain and open skull based surgical procedures; orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products (Neuro Cranial); and minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke (Neurovascular). The craniomaxillofacial implant offering includes cranial, maxillofacial, and chest wall devices, as well as, dural substitutes and sealants.
We are one of five leading global competitors in Instruments; the other four being Zimmer Biomet Holdings, Inc. (Zimmer), Medtronic plc., Johnson & Johnson and ConMed Linvatec, Inc. (a subsidiary of CONMED Corporation). In Endoscopy we compete with Karl Storz GmbH & Co., Olympus Optical Co. Ltd., Smith & Nephew plc (Smith & Nephew), ConMed Linvatec, Arthrex, Inc. and STERIS plc. In Medical our primary competitors are Baxter/Hill-Rom, Inc., Zoll Medical Corporation, Medline Industries and Ferno-Washington, Inc. Stryker is also one of five leading global competitors in Neurotechnology; the other four being Medtronic, Johnson & Johnson, Terumo Corporation and Penumbra, Inc.

Composition of MedSurg and Neurotechnology Net Sales
	2021		2020		2019
Instruments	$2,111	22%	$1,863	22%	$1,959	23%
Endoscopy	2,141	22	1,763	21	1,983	23
Medical	2,607	27	2,524	30	2,264	27
Neurovascular	1,188	13	973	12	924	11
Neuro Cranial	1,214	13	972	12	1,059	13
Other	277	3	250	3	286	3
Total	$9,538	100%	$8,345	100%	$8,475	100%
In 2021 Instruments launched a T7 helmet with increased comfort and disposables in orthopaedic instruments, and had strong second year sales of TPX next generation corded power tools for conducting small bone orthopaedic procedures. Endoscopy launched the SLX surgical light portfolio to improve safety in the operating room through customized lighting. In addition, Endoscopy launched the InSpace balloon, the industry’s first balloon implant for arthroscopic treatment of massive, irreparable rotator cuff tears (MIRCTs). Medical increased penetration and focus in their broad portfolio with significant investment in their specialized sales forces.
In 2021 we furthered our expansion into the global flow diversion market with the continued launch of the next generation Surpass Evolve™ Flow Diverter in the United States and Brazil, as well as the Surpass Streamline™ Flow Diverter in China and Japan. Also in 2021 we continued the launches of the Trevo NXT and Vecta Aspiration Catheter families, as well as the next generation of the market leading Synchro guidewire in multiple regions of the world.
Orthopaedics and Spine
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

STRYKER CORPORATION 2021 FORM 10-K
Robotic-Arm Assisted Surgical System was designed to help surgeons provide patients with a personalized surgical experience based on their specific diagnosis and anatomy. The Mako System currently offers three applications supporting Partial Knee, Total Hip and Total Knee procedures. Mako is the only robotic-arm assisted technology enabled by 3D CT-based pre-operative planning and, with AccuStop™ haptic technology, Mako provides surgeons the ability to know more about their patients' anatomy so they can cut less in bone preparation and implant placement with intra-operative haptic guidance.
Our spinal implant offering includes cervical and thoracolumbar systems that include fixation, minimally invasive and interbody systems used in spinal injury, complex spine and degenerative therapies. Our spine enabling technologies portfolio includes best in class imaging solutions, image-guided surgical technology, patient specific implants and digital health solutions supporting surgeons and their patients throughout the continuum of care.
We are one of four leading global competitors for joint replacement and trauma and extremities products and robotics; the other three being Zimmer, DePuy Synthes (a Johnson & Johnson company) and Smith & Nephew. We are one of five leading global competitors in Spine; the other four being Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic), DePuy Synthes, Nuvasive, Inc. and Globus Medical, Inc.

Composition of Orthopaedics and Spine Net Sales
	2021		2020		2019
Knees	$1,848	25%	$1,567	26%	$1,815	28%
Hips	1,342	18	1,206	20	1,383	22
Trauma and Extremities	2,664	35	1,722	29	1,639	26
Spine	1,167	15	1,047	17	1,157	18
Other	549	7	464	8	415	6
Total	$7,570	100%	$6,006	100%	$6,409	100%
In 2021 we moved to full commercial launch in the United States, and first clinical use in the European Union and Canada, of the new Tornier Perform Humeral™ shoulder implant system for anatomic and reverse shoulder arthroplasty. United States Food and Drug Administration (FDA) approval was received in 2020, Health Canada approval was received in the first quarter of 2021 and European Union approval is expected in early 2022.
Raw Materials and Inventory
Raw materials essential to our business are generally readily available from multiple sources; however, certain of our raw materials are currently sourced from single suppliers. Substantially all products we manufacture are stocked in inventory, while certain MedSurg products are assembled to order. Where some electronic components have had limited availability due to current global shortages, we have worked closely with suppliers to ensure this temporary supply constraint did not have a material adverse effect on continuity of supply.
Patents and Trademarks
Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of such products restricts competitors from duplicating these unique designs and features. We seek to obtain patent protection on our products whenever appropriate for protecting our competitive advantage. On December 31, 2021 we owned approximately 4,458 United States patents and approximately 7,199 patents in other countries.
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
In the United States the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and its subsequent amendments and the regulations issued and proposed thereunder provide for regulation by the FDA of the design, manufacture and marketing of medical devices, including most of our products. Many of our new products fall into FDA classifications that require notification submitted as a 510(k) and review by the FDA before we begin marketing them. Certain of our products require extensive clinical testing, consisting of safety and efficacy studies, followed by pre-market approval (PMA) applications for specific surgical indications. Certain of our products also fall under other FDA classifications, such as drugs and Human Cells, Tissues, and Cellular and Tissue-Based Products.
The FDA's Quality System regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities by the FDA. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacture and marketing of our products.
The European Union enacted the European Union Medical Device Regulation in May 2017 with an effective date of May 2021, which imposes stricter requirements for the marketing and sale of medical devices, including in the areas of clinical evaluation requirements, quality systems, labeling and post-market surveillance. Additionally, as a result of the exit of the United Kingdom from the European Union (Brexit), new medical device regulations were released by the United Kingdom, which became effective January 1, 2021. A gap analysis against the prior Medical Device Directive (MDD) and a compliance plan are being implemented for both the European Union and United Kingdom regulations to ensure compliance and minimize business disruption. Finally, we are required to comply with the unique regulatory requirements of each country within which we market and sell our products. For example, China's National Medical Products Administration (NMPA) has recently promulgated more stringent regulatory requirements.
Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets in which we do business. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include

Dollar amounts in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION 2021 FORM 10-K
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
Employees
On December 31, 2021 we had approximately 46,000 employees globally, with approximately 25,000 employees in the United States. Our talented employees are an integral reason for our standing as one of the world's leading medical technology companies where, together with our customers, we are driven to make healthcare better. Our company values of integrity, accountability, people and performance are a key component of that mission. Our people, as one of our core values, continue to be a key focus.
Our success is dependent on our ability to attract the best talent that reflects our diverse communities. To do so, we continue to focus on the basics of creating a great workplace. We believe in attracting the right people, maintaining and building employee engagement and developing our employees. We believe when people are able to do what they do best, they will look forward to coming to work and, in turn, will deliver great business results. Stryker is made up of hardworking, results-oriented people who are driven to go above and beyond for our customers.
Our leadership team and Board of Directors receive regular updates on our people and culture strategy and provide feedback on our strategy and goals, including alignment to mission and values, peer benchmarking and stakeholder feedback.
Employee Development
Our employee development is extensive and exists at all levels of the organization, including company-wide training on our Code of Conduct, job-related technical training and management and leadership training. Our development programs include on-the-job learning, coaching and mentoring, management and leadership development courses, team building and collaboration training and immersive experiences with expert partners.
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
Diversity, Equity and Inclusion (DE&I)
An essential part of our culture is respecting each individual’s strengths and values. Building on this foundation, we are focused on maintaining an inclusive, engaging work environment and prioritizing DE&I in keeping with our values of integrity and people. Our DE&I strategy is centered around these three commitments:
•Strengthen the diversity of our workforce
•Advance a culture of inclusion, engagement and belonging
•Maximize the power of inclusion to drive innovation and growth
We are advancing our commitments through the following actions, among others:
•Holding leadership accountable through transparent data, performance objectives and inclusion in our business review process
•Engaging and inspiring all talent and empowering every employee to take action
•Developing our people and processes by removing barriers and optimizing the power of diverse backgrounds, talents and perspectives
•Attracting a diverse talent pool through focused outreach and ensuring an objective hiring process
•Advancing our employee resource groups (ERGs) to expand reach through executive leadership, global presence, funding and aligned strategies
•Positively impacting our customers and communities through building and strengthening external partnerships
As of December 31, 2021, approximately 36.6% of our global employees were women and 26.0% of our employees in the United States identified as racially or ethnically diverse.
Attracting and Hiring
We understand that every employee drives our success. We focus on attracting, identifying and selecting strong candidates who will be successful at Stryker and ensuring that each person we hire brings the talent, expertise and passion we need to continue to be successful.
Health and Safety
Ensuring our employees' safety is a top priority. It is a responsibility that we share throughout the company and one that has evolved to meet the needs of our workforce during the pandemic. Employees' safety risks vary depending on the roles they perform, so we tailor our safety efforts accordingly.
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

STRYKER CORPORATION 2021 FORM 10-K
recognized outside consulting firms to ensure fairness and competitiveness in our offerings.
Most of our employees also have variable components to their compensation packages that reward employees based on individual, business unit and/or company-wide performance.
Our proxy statement provides more detail on the competitive compensation programs we offer.
Information about our Executive Officers

As of January 31, 2022
Name	Age	Title	First Became an Executive Officer
Kevin A. Lobo	56	Chair, Chief Executive Officer and President	2011
Yin C. Becker	58	Vice President, Communications, Public Affairs and Corporate Marketing	2016
William E. Berry Jr.	56	Vice President, Chief Accounting Officer	2014
Glenn S. Boehnlein	60	Vice President, Chief Financial Officer	2016
M. Kathryn Fink	52	Vice President, Chief Human Resources Officer	2016
Robert S. Fletcher	51	Vice President, Chief Legal Officer	2019
Viju S. Menon	54	Group President, Global Quality and Operations	2018
J. Andrew Pierce	48	Group President, MedSurg and Neurotechnology	2021
Spencer S. Stiles	45	Group President, Orthopaedics and Spine	2021
Each of our executive officers was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 2022 or until a successor is chosen and qualified or until his or her resignation or removal. Each of our executive officers held the position above or served Stryker in various executive or administrative capacities for at least five years, except for Mr. Fletcher and Mr. Menon. Prior to joining Stryker in April 2019, Mr. Fletcher held various legal leadership roles with Johnson & Johnson for the previous 14 years, most recently as the Worldwide Vice President, Litigation. Prior to joining Stryker in April 2018, Mr. Menon held various senior supply chain leadership roles with Verizon Communications Inc. during the previous eight years, most recently as the Chief Supply Chain Officer.
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
COVID-19 PANDEMIC RISKS
The COVID-19 pandemic has materially adversely affected, and could continue to materially adversely affect, our operations, supply chain, manufacturing, product distribution, customers and other business activities: The global COVID-19 pandemic has led to severe disruptions in the market and the United States and international economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental authorities and private enterprises have implemented, and may continue to implement, numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. A significant number of our customers, global suppliers, distributors and manufacturing facilities are located in regions that have been affected by the pandemic and those operations have been, and could continue to be, materially affected by restrictive measures implemented in response to the pandemic. As a result, some of our customers, distributors and indirect sales channels have at times been unable to retain employees, distribute or use our products or provide required services. Any delay or shortage in the supply of components or materials or delay in delivering our products may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales and profitability. For example, certain of our products contain electronic components and we have experienced, and could continue to experience, limited product availability due to the electronic components shortage in certain product lines. If the shortage persists, we may not be able to obtain electronic components from our suppliers on a timely basis, or at all, or identify any alternative suppliers to provide the electronic components we need to produce our products.
In addition, the pandemic could adversely impact our ability, and the ability of our third-party suppliers, manufacturers, distributors and customers, to retain key employees and ensure the continued service and availability of skilled personnel necessary to run our, and their, complex operations. To the extent our management or other personnel, or the management or other personnel of our third-party suppliers, manufacturers, distributors and customers, are impacted in significant numbers by the pandemic and are not available to perform their job duties, we could experience delays in, or the suspension of, our manufacturing operations, sales activities, research and product development activities, regulatory work streams, clinical development programs and other important commercial and corporate functions.

Dollar amounts in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION 2021 FORM 10-K
Moreover, the actions we take to mitigate the effect of the pandemic on our workforce could reduce the efficiency of our operations or prove insufficient. Our relationships with our employees may be disrupted due to measures implemented in response to the COVID-19 pandemic. We have observed an overall tightening and increasingly competitive labor market due to labor shortages caused in part by the COVID-19 pandemic and responsive measures, which has included increased wages offered by other employers and voluntary attrition of our employees and the employees of our third-party suppliers, manufacturers, distributors and customers.
The extent of the pandemic’s effect on our business and industry will depend on future developments, including the duration, spread and intensity of the pandemic, including future resurgences and/or the spread of variants, and the successful development, distribution and acceptance of vaccines for COVID-19, all of which are uncertain and difficult to predict. We are not able at this time to estimate with certainty the effect of these and other unforeseen factors on our business, but the adverse impact on our business, cash flows, financial condition and results of operations has been, and could in the future be, material. A prolonged impact of COVID-19 also could heighten many of the other risks described in this report.
We have experienced, and may continue to experience, a significant and unpredictable need to adjust our operations as market demand for certain of our products has shifted and continues to shift or as may be mandated by governmental authorities in response to the COVID-19 pandemic: Some of our products are particularly sensitive to reductions in elective medical procedures. Elective medical procedures were suspended or reduced at various times in 2020 and 2021 in many of the markets where our products are marketed and sold, which negatively affected our business, cash flows, financial condition and results of operations. It is not possible to predict whether elective medical procedures will again be suspended or reduced in the future and, to the extent individuals and customers are required to continue to de-prioritize, delay or cancel elective procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could be negatively affected.
In addition, our products in certain divisions, such as Medical, have experienced, and could continue to experience, higher demand as our customers focus on treating COVID-19 patients. Unpredictable increases in demand for certain of our products have exceeded in the past, and could exceed in the future, our capacity to meet such demand timely, which could adversely affect our customer relationships and result in negative publicity. In this regard, the accelerated development and production of products and services in an effort to address medical and other requirements as a result of the pandemic could increase the risk of regulatory enforcement actions, product defects or related claims.
LEGAL AND REGULATORY RISKS
Current economic and political conditions make tax rules in jurisdictions subject to significant change: Our future results of operations could be affected by changes in the effective tax rate as a result of changes in tax laws, regulations and judicial rulings. We are continuing to evaluate the impact of tax reform in the countries in which we operate as new guidance and regulations are published. In addition, further changes in the tax laws could arise, including as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for
Economic Cooperation and Development (OECD). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes.
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
The impact of United States healthcare reform legislation on our business remains uncertain: In 2010 the Patient Protection and Affordable Care Act (ACA) was enacted. While the provisions of the ACA are intended to expand access to health insurance coverage and improve the quality of healthcare over time, other provisions of the legislation, including Medicare provisions aimed at decreasing costs, comparative effectiveness research, an independent payment advisory board and pilot programs to evaluate alternative payment methodologies, are having a meaningful effect on the way healthcare is developed and delivered and could have a significant effect on our business. There have been ongoing litigation and congressional efforts to modify or repeal all or certain provisions of the ACA. We face uncertainties that might result from modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect that any future legislation or regulation in the United States may have on our business.
We are subject to extensive governmental regulation relating to the classification, manufacturing, sterilization, labeling, marketing and sale of our products: The classification, manufacturing, sterilization, labeling, marketing and sale of our products are subject to extensive and evolving regulations and rigorous regulatory enforcement by the FDA, European Union, the NMPA in China, and other governmental authorities in the United States and internationally. The process of obtaining regulatory clearances and/or approvals to market and sell our products can be costly and time consuming and the clearances and/or approvals might not be granted timely. We have ongoing responsibilities under the laws and regulations applicable to the manufacturing of products within our facilities and those contracted by third parties that are subject to periodic inspections by the FDA and other governmental authorities to determine compliance with the quality system, medical device reporting regulations and other requirements. Costs to comply with regulations, including the European Union Medical Device Regulation enacted by the European Union in May 2017 and effective in May 2021, the free trade agreement between the United Kingdom and the European Union that became effective January 1, 2021, and the regulatory laws established by the NMPA in China, and costs associated with remediation can be significant. If we fail to comply with applicable regulatory

Dollar amounts in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION 2021 FORM 10-K
requirements, we may be subject to a range of sanctions, including substantial fines, warning letters that require corrective action, product seizures, recalls, the suspension of product manufacturing, revocation of approvals, exclusion from future participation in government healthcare programs, substantial fines and criminal prosecution.
We are subject to federal, state and foreign healthcare regulations, including anti-bribery, anti-corruption, anti-kickback and false claims laws, globally and could face substantial penalties if we fail to comply with such regulations and laws: The relationships that we, and third-parties that market and/or sell our products, have with healthcare professionals, such as physicians, hospitals, healthcare organizations and others, are subject to scrutiny under various state and federal laws often referred to collectively as healthcare fraud and abuse laws. In addition, the United States and foreign government regulators have increased the enforcement of the Foreign Corrupt Practices Act (FCPA) and other anti-bribery and anti-kickback laws. We also must comply with a variety of other laws that impose extensive tracking and reporting related to all transfers of value provided to certain healthcare professionals and others. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to investigate, audit and monitor compliance or to alter our practices. Violations of these laws could result in litigation and we may be subject to criminal or civil penalties and sanctions, including substantial fines, imprisonment of current or former employees and exclusion from participation in governmental healthcare programs. In 2013 and 2018 we settled claims brought by the United States Securities and Exchange Commission (SEC) related to the FCPA. Pursuant to these settlements, we paid fines and penalties and retained an independent compliance consultant. We continue to implement recommendations that resulted from the independent compliance consultant’s review of our commercial practices to enhance our commercial business practices.
We are subject to privacy, data protection and data security regulations and laws globally, and could face substantial penalties if we fail to comply with such regulations and laws: We are subject to a variety of laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personally identifiable healthcare information. For example, in the United States, privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, including the expanded requirements under the Health Information Technology for Economic and Clinical Health Act of 2009, establish comprehensive standards with respect to the use and disclosure of protected health information (PHI), by covered entities, in addition to setting standards to protect the confidentiality, integrity and security of PHI. Further, the European Union’s General Data Protection Regulation (GDPR), which became effective in May 2018, applies to all of our activities related to products and services that we offer to European Union customers and employees. The GDPR established requirements regarding the handling of personal data and includes significant penalties for non-compliance (including possible fines of up to 4% of total company revenue). Other governmental authorities around the world are considering similar types of legislative and regulatory proposals concerning data protection, which could impose significant limitations and increase our cost of providing our products and services where we process personal data. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to monitor compliance or to alter our practices.
We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements: We are exposed to potential product liability risks inherent in the design, manufacture and marketing of medical devices, many of which are implanted in the human body for long periods of time or indefinitely. We may be exposed to additional potential product liability risks related to products designed, manufactured and marketed in response to the COVID-19 pandemic, including discretionary products and products permitted under the Emergency Use Authorization granted by the FDA. We are currently defendants in a number of product liability matters, including those relating to our Rejuvenate and ABGII Modular-Neck hip stems, LFIT Anatomic CoCr V40 Femoral Heads and the product liability lawsuits and claims relating to Wright legacy hip products discussed in Note 7 to our Consolidated Financial Statements. These matters are subject to many uncertainties and outcomes are not predictable. Further, in November 2020 the European Parliament voted in favor of the European Representative Actions Directive (the Collective Redress Directive), which mandates a class action regime in each member state to facilitate domestic and cross-border class actions in a wide range of areas, including product liability claims with medical devices. The Collective Redress Directive will take effect in 2023 after a 24-month implementation period. The Collective Redress Directive, when implemented, could result in additional litigation risks and significant legal expenses for us. In addition, we may incur significant legal expenses for product liability claims regardless of whether we are found to be liable.
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
MARKET RISKS
We have exposure to exchange rate fluctuations on cross border transactions and translation of local currency results into United States Dollars: We report our financial results in United States Dollars and approximately 30% of our net sales are denominated in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Chinese Yuan, Euro and Japanese Yen. Cross border transactions with external parties and intercompany relationships result in increased exposure to

Dollar amounts in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION 2021 FORM 10-K
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
BUSINESS AND OPERATIONAL RISKS
We are subject to cost containment measures in the United States and other countries resulting in pricing pressures: Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets in which we do business. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. For example, China has implemented a volume-based procurement process designed to decrease prices for medical devices and other products. This has already impacted our joint replacement business on a national level, and our trauma and spine products on a provincial level, and we expect further adoption of volume-based procurement provincially or nationally in China in 2022. Pricing pressure has also increased due to continued consolidation among healthcare providers, trends toward managed care, the shift toward governments becoming the primary payers of healthcare expenses, reduction in reimbursement levels and medical procedure volumes and government laws and regulations relating to sales and promotion, reimbursement and pricing generally.
We operate in a highly competitive industry in which competition in the development and improvement of new and existing products is significant: The markets in which we compete are highly competitive. New business models, products and surgical procedures are introduced on an ongoing basis and our present or future products could be rendered obsolete or uneconomical by technological advances by us, as we continue to innovate to address physician and patient needs, or by our existing competitors and new market entrants. Our existing competitors and new market entrants may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater access to clinical information to support ongoing product position in the market, have greater financial, marketing and other resources or be more successful in attracting potential customers, employees and strategic partners.
We may be unable to maintain adequate working relationships with healthcare professionals: We seek to maintain close working relationships with respected physicians and medical personnel in healthcare organizations, such as hospitals and universities, who assist in product research and development. We rely on these professionals to assist us in the development and improvement of proprietary products. As a result of the COVID-19 pandemic, our access to these professionals has been limited as hospitals have restricted access for non-patients, including our research and development specialists and other employees, and governmental authorities have imposed travel restrictions, shutdowns or similar measures, which has adversely affected our ability to develop, market and sell products. If we are unable to maintain these relationships, our ability to develop, market and sell new and improved products could be further adversely affected.
We rely on indirect distribution channels and major distributors that are independent of Stryker: In many markets, we rely on indirect distribution channels to market, distribute, and sell our products. These indirect channels often are the main point of contact for the healthcare professionals and healthcare organization customers who buy and use our products. Our ability to market, distribute, and sell our products through indirect channels has been adversely affected as a result of precautionary responses to the COVID-19 pandemic, including travel restrictions, suspension and shutdown orders and other measures intended to limit person-to-person contact. Our ability to continue to market, distribute, and sell our products may be at risk if the indirect channels become insolvent, choose to sell competitive products, choose to stop selling medical technology, or are subject to new or additional government regulation, whether related to the COVID-19 pandemic or for unrelated reasons.
We are subject to risks associated with our extensive global operations: We develop, manufacture and distribute our products globally. Our global operations are subject to risks and potential costs, including changes in reimbursement, changes in regulatory requirements, differing local product preferences and product requirements, diminished protection of intellectual property in some countries, tariffs and other trade protection measures, international trade disputes and import or export requirements, difficulty in staffing and managing foreign operations, introduction of new internal business structures and programs, political and economic instability, such as the United Kingdom's exit from the European Union (Brexit), and disruptions of transportation due to a global pandemic of contagious diseases like COVID-19 or otherwise, such as reduced availability of transportation, port closures, increased border controls or closures, increased transportation costs and increased security threats to our supply chain. Our business could be adversely impacted if we are unable to successfully manage these and other risks of global operations in an increasingly volatile environment.
We may be unable to capitalize on previous or future acquisitions: In addition to internally developed products, we invest in new products and technologies through acquisitions, including our pending acquisition of Vocera Communications, Inc. Such investments are inherently risky, and we cannot guarantee that any acquisition will be successful or will not have a material unfavorable impact on us. The risks include the activities required and resources allocated to integrate new businesses, diversion of

Dollar amounts in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION 2021 FORM 10-K
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
We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers: We rely extensively on information technology (IT) systems to conduct business. In addition, we rely on networks and services, including internet sites, cloud and SaaS solutions, data hosting and processing facilities and tools and other hardware, software (including open source software) and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. Numerous and evolving cybersecurity threats have posed, and will continue to pose, risks to the security of our IT systems, networks and product offerings, as well as the confidentiality, availability and integrity of our data. Some of our products and services, and information technology systems, contain or use open source software, which poses particular risks, including potential security vulnerabilities, licensing compliance issues and quality issues. A security breach, whether of our products, of our customers’ network security and systems or of third-party hosting services, could impact the use of such products and the security of information stored therein. While we have made investments seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. In addition, a greater number of our employees working remotely during the COVID-19 pandemic has exposed us, and may continue to expose us, to greater risks related to cybersecurity and cyber-liability. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action.
An inability to successfully manage the implementation of our new commercial global enterprise resource planning (ERP) system could adversely affect our operations and operating results: We are in the process of implementing a new commercial global ERP system. This system will replace many of our existing operating and financial systems. Such an implementation is a major undertaking, both financially and from a management and personnel perspective. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.
We may be unable to attract and retain key employees: Our sales, technical and other key personnel play an integral role in the development, marketing and selling of new and existing products. If we are unable to recruit, hire, develop and retain a talented, competitive work force in our highly competitive industry, or if we are unable to plan effective succession for the future, we may not be able to meet our strategic business objectives. In addition, if we are unable to maintain an inclusive culture that aligns our diverse work force with our mission and values, this could adversely impact our ability to recruit, hire, develop and retain key talent. Further, the ongoing remote work environment in response to COVID-19 could harm our culture and/or decrease employee engagement, which could adversely impact our ability to recruit, hire, develop and retain a talented, competitive work force.
Interruption of manufacturing operations could adversely affect our business: We and our suppliers have manufacturing and supply sites all over the world; however, the manufacturing of certain of our product lines is concentrated in one or more plants or geographic regions. We have principal manufacturing and distribution facilities in the United States in Arizona, California, Florida, Illinois, Indiana, Michigan, Minnesota, New Jersey, Tennessee, Texas, Utah, Virginia and Washington, and outside the United States in China, France, Germany, Ireland, Mexico, the Netherlands, Puerto Rico, Switzerland and Turkey. Damage to our facilities, to our suppliers’ or service providers' facilities, or to our central distribution centers as a result of natural disasters, fires, explosions or otherwise, as well as issues in our manufacturing arising from a failure to follow specific internal protocols and procedures, compliance concerns relating to the quality systems regulation, equipment breakdown or malfunction, IT system failures or cybersecurity incidents, environmental hazard incidents or changes to environmental regulations or other factors, could adversely affect the availability of our products. In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing affected products to meet customer demand. In the event of a significant interruption, we may experience lengthy delays in resuming production of affected products due to the need for regulatory approvals, and we may experience loss of market share, additional expense and harm to our reputation.
We use a variety of raw materials, components, devices and third-party services in our global supply chains, production and distribution processes; significant shortages, price increases or unavailability of third-party services could increase our operating costs, require significant capital expenditures, or adversely impact the competitive position of our products: Our reliance on certain suppliers to secure raw materials, components and finished devices, and on certain third-party service providers, such as sterilization service providers, exposes us to product shortages and unanticipated increases in prices, whether due to inflationary pressure, regulatory changes or otherwise. In addition, several raw materials, components, finished devices and services are procured from a sole-source due to the quality considerations, unique intellectual property considerations or constraints associated with regulatory requirements. If sole-source suppliers or service providers are acquired or were unable or unwilling to deliver these materials or services, we may not be able to manufacture or have available one or more products during such period of unavailability and our business could suffer. In certain cases we may not be able to establish additional or replacement suppliers for such materials or service providers for such services in a timely or cost effective manner, largely as a result of FDA and other regulations that require, among other things, validation of materials, components and services prior to their use in or with our products. In addition,

Dollar amounts in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION 2021 FORM 10-K
during 2021, the market experienced increasing inflationary pressures in part due to global supply chain disruptions, labor shortages and other impacts of the COVID-19 pandemic, which we anticipate will continue in 2022. We may experience inflationary increases in manufacturing costs and operating expenses, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, and may not be able to pass these cost increases on to our customers in a timely manner, which could have a material adverse impact on our profitability and results of operations.
Our insurance program may not be adequate to cover future losses: We maintain third-party insurance to cover our exposure to certain property and casualty losses and are self-insured for claims and expenses related to other property and casualty losses, including product liability, intellectual property infringement and enforcement, environmental, and cybersecurity and data privacy losses. We manage a portion of our exposure to self-insured losses through a wholly-owned captive insurance company. Insurance coverage limits provided by third-party insurers and/or our captive insurance company may not be sufficient to fully cover unanticipated losses.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG) RISKS
We could be negatively impacted by ESG and sustainability-related matters: Governments, investors, customers, employees and other stakeholders are increasingly focusing on corporate ESG practices and disclosures, and expectations in this area are rapidly evolving. On occasion, we announce new initiatives, including goals, under our Corporate Responsibility framework. This framework is aligned with our areas of interest, which include environment and sustainability, social impact, diversity, equity and inclusion and supply chain management, among others. The criteria by which our ESG practices are assessed may change due to the quickly evolving landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Moreover, the increasing attention to corporate ESG initiatives could also result in reduced demand for products, reduced profits and increased investigations and litigation. If we are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to ESG matters are inadequate. If we fail or are perceived to have failed to achieve previously announced initiatives or goals or to accurately disclose our progress on such initiatives or goals, our reputation, business, financial condition and results of operations could be adversely impacted.
Physical effects of climate change or legal, regulatory or market measures intended to address climate change could adversely affect our operations and operating results: Risks associated with climate change are subject to increasing societal, regulatory and political focus in the United States and globally. Shifts in weather patterns caused by climate change are expected to increase the frequency, severity or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures or flooding, which could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities and other customers, reduced workforce availability, increased costs of raw materials and components, increased liabilities, and decreased revenues than what we have experienced in the past from such events. In addition, increased public concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change, which could include the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations. Such developments could result in increased compliance costs and adverse impacts on raw material sourcing, manufacturing operations and the distribution of our products, which could adversely affect our operations and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
We have approximately 28 company-owned and 328 leased locations worldwide including 50 manufacturing locations. We believe that our properties are in good operating condition and adequate for the manufacture and distribution of our products. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

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
Our Board of Directors considers payment of cash dividends at its quarterly meetings. On January 31, 2022 there were 2,543 shareholders of record of our common stock.
We did not repurchase any shares in the three months ended December 31, 2021 and the total dollar value of shares that could be acquired under our authorized repurchase program at December 31, 2021 was $1,033.
In the fourth quarter 2021 we did not issue shares of our common stock as performance incentive awards to employees. When issued, these shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.

Dollar amounts in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION 2021 FORM 10-K
The following graph compares our total returns (including reinvestments of dividends) against the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Index. The graph assumes $100 (not in millions) invested on December 31, 2016 in our common stock and each of the indices.

Company / Index	2016	2017	2018	2019	2020	2021
Stryker Corporation	$100.00	$130.84	$134.02	$181.37	$214.32	$236.24
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P 500 Health Care Index	$100.00	$122.08	$129.97	$157.04	$178.15	$224.71

Dollar amounts in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION 2021 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Earnings Data	2021	2020	2019	2018	2017
Net sales	$17,108	$14,351	$14,884	$13,601	$12,444
Cost of sales	6,140	5,294	5,188	4,663	4,264
Gross profit	$10,968	$9,057	$9,696	$8,938	$8,180
Research, development and engineering expenses	1,235	984	971	862	787
Selling, general and administrative expenses	6,427	5,361	5,356	5,099	4,552
Recall charges	103	17	192	23	173
Amortization of intangible assets	619	472	464	417	371
Total operating expenses	$8,384	$6,834	$6,983	$6,401	$5,883
Operating income	$2,584	$2,223	$2,713	$2,537	$2,297
Other income (expense), net	(303)	(269)	(151)	(181)	(234)
Earnings before income taxes	$2,281	$1,954	$2,562	$2,356	$2,063
Income taxes	287	355	479	(1,197)	1,043
Net earnings	$1,994	$1,599	$2,083	$3,553	$1,020

Net earnings per share of common stock:
Basic	$5.29	$4.26	$5.57	$9.50	$2.73
Diluted	$5.21	$4.20	$5.48	$9.34	$2.68

Dividends declared per share of common stock	$2.585	$2.355	$2.135	$1.93	$1.745

Balance Sheet Data
Cash, cash equivalents and current marketable securities	$3,019	$3,024	$4,425	$3,699	$2,793
Accounts receivable, net	3,022	2,701	2,893	2,332	2,198
Inventories	3,314	3,494	2,980	2,955	2,465
Property, plant and equipment, net	2,833	2,752	2,567	2,291	1,975
Total assets	$34,631	$34,330	$30,167	$27,229	$22,197
Accounts payable	1,129	810	675	646	487
Total debt	12,479	13,991	11,090	9,859	7,222
Shareholders’ equity	$14,877	$13,084	$12,807	$11,730	$9,980

Cash Flow Data
Net cash provided by operating activities	$3,263	$3,277	$2,191	$2,610	$1,559
Purchases of property, plant and equipment	525	487	649	572	598
Depreciation	371	340	314	306	271
Acquisitions, net of cash acquired	339	4,222	802	2,451	831
Amortization of intangible assets	619	472	464	417	371
Payments of dividends	950	863	778	703	636
Repurchase of common stock	—	—	307	300	230

Other Data
Number of shareholders of record	2,551	2,597	2,636	2,732	2,850
Approximate number of employees	46,000	43,000	40,000	36,000	33,000

Dollar amounts in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION 2021 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
About Stryker
Stryker is one of the world's leading medical technology companies and, together with our customers, we are driven to make healthcare better. We offer innovative products and services in Medical and Surgical, Neurotechnology, Orthopaedics and Spine that help improve patient and hospital outcomes. Our goal is to achieve sales growth at the high-end of the medical technology (MedTech) industry and maintain our long-term capital allocation strategy that prioritizes: (1) Acquisitions, (2) Dividends and (3) Share repurchases.
COVID-19 Pandemic
The COVID-19 pandemic has led to severe disruptions in the market and the global and United States economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. A significant number of our customers, global suppliers, vendors, distributors and manufacturing facilities are located in regions that have been affected by the pandemic. Those operations have been materially adversely affected by restrictive government and private enterprise measures implemented in response to the pandemic.
Some of our products are particularly sensitive to reductions in elective medical procedures. Elective medical procedures were suspended in the first quarter of 2020 in many of the markets where our products are marketed and sold, which negatively affected our business, cash flows, financial condition and results of operations through the first quarter of 2021. In the second quarter of 2021 we saw partial recovery of elective procedures in most geographies; however, in the third quarter of 2021 we saw hospitalization rates increase, especially in the United States, as a result of the Delta variant. This, along with the Omicron variant, has continued to adversely impact elective procedures and increased inflationary pressure on our gross margin, including an increase in freight and transportation costs as well as increased absenteeism in the fourth quarter of 2021.
Overview of 2021
In 2021 we achieved reported net sales growth of 19.2%. Excluding the impact of acquisitions and divestitures, sales grew 12.6% in constant currency. We reported net earnings of $1,994 and net earnings per diluted share of $5.21. Excluding the impact of certain items, we achieved adjusted net earnings(1) of $3,474 and adjusted net earnings per diluted share(1) of $9.09 representing growth of 22.3%.
Effective December 31, 2021 we changed our reportable business segments to (i) MedSurg and Neurotechnology and (ii) Orthopaedics and Spine to align to our new internal reporting structure. Refer to Note 14 to our Consolidated Financial Statements for further information.
We continued our capital allocation strategy by investing $339 in acquisitions and paying $950 in dividends to our shareholders.
In 2021 we had total long-term debt repayments of $1,151. In October 2021 we entered into a new revolving credit agreement that replaces our previous agreement dated August 19, 2016. Refer to Note 10 to our Consolidated Financial Statements for further information.
In 2021 we completed acquisitions for total net cash consideration of $339 and $54 in future milestone payments primarily due upon the achievement of certain regulatory and commercial milestones. In September 2021 we completed the acquisition of Gauss Surgical, Inc. (Gauss) for $120 in cash and up to $40 in future milestone payments. Gauss is a medical device company that has developed Triton, an artificial intelligence-enabled platform for real-time monitoring of blood loss during surgery. Gauss is part of our Instruments business within MedSurg and Neurotechnology. In January 2022 we announced a definitive merger agreement to acquire all of the issued and outstanding common shares of Vocera Communications, Inc. (Vocera) for $79.25 per share, or an aggregate purchase price of approximately $3.1 billion (including convertible notes). Refer to Note 6 to our Consolidated Financial Statements for further information.
In 2021 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of December 31, 2021.
In 2021 we recorded asset impairments of $264, $105 for certain long-lived and intangible assets related to the China volume-based procurement program and the remaining consisting primarily of in-process research and development, other intangible assets and property, plant and equipment as a result of COVID-19-related demand impacts on in-process product development and certain other divestiture and restructuring activities. Refer to Note 15 to our Consolidated Financial Statements for further information.
(1)    Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Dollar amounts in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION 2021 FORM 10-K

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Net Sales			Percentage Change
	2021	2020	2019	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$17,108	$14,351	$14,884	100.0%	100.0%	100.0%	19.2%	(3.6)%
Gross profit	10,968	9,057	9,696	64.1	63.1	65.1	21.1	(6.6)
Research, development and engineering expenses	1,235	984	971	7.2	6.9	6.5	25.5	1.3
Selling, general and administrative expenses	6,427	5,361	5,356	37.6	37.4	36.0	19.9	0.1
Recall charges, net of insurance proceeds	103	17	192	0.6	0.1	1.3	nm	(91.1)
Amortization of intangible assets	619	472	464	3.6	3.3	3.1	31.1	1.7
Other income (expense), net	(303)	(269)	(151)	(1.8)	(1.9)	(1.0)	12.6	78.1
Income taxes	287	355	479				(19.2)	(25.9)
Net earnings	$1,994	$1,599	$2,083	11.7%	11.1%	14.0%	24.7%	(23.2)%

Net earnings per diluted share	$5.21	$4.20	$5.48				24.0%	(23.4)%
Adjusted net earnings per diluted share(1)	$9.09	$7.43	$8.26				22.3%	(10.0)%

Geographic and Segment Net Sales				Percentage Change
				2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	As Reported	Constant Currency	As Reported	Constant Currency
Geographic:
United States	$12,321	$10,455	$10,957	17.9%	17.9%	(4.6)%	(4.6)%
International	4,787	3,896	3,927	22.8	18.8	(0.8)	(0.9)
Total	$17,108	$14,351	$14,884	19.2%	18.1%	(3.6)%	(3.6)%
Segment:
MedSurg and Neurotechnology	$9,538	$8,345	$8,475	14.3%	13.3%	(1.5)%	(1.5)%
Orthopaedics and Spine	7,570	6,006	6,409	26.0	24.8	(6.3)	(6.4)
Total	$17,108	$14,351	$14,884	19.2%	18.1%	(3.6)%	(3.6)%

Supplemental Net Sales Growth Information
				Percentage Change
				2021 vs. 2020					2020 vs. 2019
						United States	International				United States	International
	2021	2020	2019	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$2,111	$1,863	$1,959	13.4%	12.5%	11.3%	20.9%	16.6%	(5.0)%	(5.0)%	(4.7)%	(6.1)%	(6.2)%
Endoscopy	2,141	1,763	1,983	21.5	20.8	18.6	32.7	29.4	(11.1)	(11.0)	(10.7)	(12.5)	(12.2)
Medical	2,607	2,524	2,264	3.3	2.2	5.1	(2.4)	(6.6)	11.5	11.8	6.9	28.9	30.3
Neurovascular	1,188	973	924	22.0	19.5	18.3	24.4	20.3	5.3	4.9	(2.4)	11.1	10.1
Neuro Cranial	1,214	972	1,059	24.9	24.3	23.4	32.4	28.6	(8.2)	(8.3)	(10.1)	1.2	1.0
Other	277	250	286	10.4	10.3	10.0	48.9	40.8	(12.3)	(12.3)	(12.4)	—	(2.2)
	$9,538	$8,345	$8,475	14.3%	13.3%	13.0%	18.1%	14.0%	(1.5)%	(1.5)%	(3.9)%	6.1%	6.2%
Orthopaedics and Spine:
Knees	$1,848	$1,567	$1,815	18.0%	16.9%	15.4%	25.5%	21.3%	(13.7)%	(13.7)%	(13.1)%	(15.3)%	(15.5)%
Hips	1,342	1,206	1,383	11.2	9.9	5.8	21.1	17.2	(12.8)	(12.7)	(12.0)	(14.1)	(13.8)
Trauma and Extremities	2,664	1,722	1,639	54.6	53.0	63.8	36.8	32.3	5.1	4.7	8.4	(0.9)	(1.9)
Spine	1,167	1,047	1,157	11.5	10.5	8.7	19.1	15.2	(9.5)	(9.6)	(12.5)	(0.6)	(0.9)
Other	549	464	415	18.2	18.0	10.1	58.8	57.4	11.7	11.4	15.8	(4.9)	(6.5)
	$7,570	$6,006	$6,409	26.0%	24.8%	25.0%	28.6%	24.5%	(6.3)%	(6.4)%	(5.6)%	(8.0)%	(8.4)%
Total	$17,108	$14,351	$14,884	19.2%	18.1%	17.9%	22.8%	18.8%	(3.6)%	(3.6)%	(4.6)%	(0.8)%	(0.9)%
nm - not meaningful

Consolidated Net Sales
Consolidated net sales increased 19.2% as reported and 18.1% in constant currency. Excluding the 5.5% impact of acquisitions and divestitures, net sales in constant currency increased by 13.4% from increased unit volume partially offset by 0.8% due to lower prices. The unit volume increase was primarily due to higher shipments across all product lines.
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
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales in 2021 increased 14.3% as reported and 13.3% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.0%. Excluding the 0.2% impact of acquisitions and divestitures, net sales in constant currency increased by 13.6% from increased

Dollar amounts in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION 2021 FORM 10-K
unit volume partially offset by 0.5% due to lower prices. The unit volume increase was primarily due to higher shipments across all medsurg and neurotechnology product lines.
MedSurg and Neurotechnology net sales in 2020 decreased 1.5% as reported and 1.5% in constant currency. Excluding the 0.4% impact of acquisitions, net sales in constant currency decreased by 1.8% from decreased unit volume and 0.1% due to lower prices. The unit volume decrease was primarily due to lower shipments of instruments, endoscopy and other medsurg and neurotechnology products partially offset by higher shipments of medical products.
Orthopaedics and Spine Net Sales
Orthopaedics and Spine net sales in 2021 increased 26.0% as reported and 24.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.2%. Excluding the 12.8% impact of acquisitions and divestitures, net sales in constant currency increased by 13.2% from increased unit volume partially offset by 1.2% due to lower prices. The unit volume increase was primarily due to higher shipments across all orthopaedics and spine products.
Orthopaedics and Spine net sales in 2020 decreased 6.3% as reported and 6.4% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.1%. Excluding the 2.3% impact of acquisitions, net sales in constant currency decreased by 7.1% from unit volume and 1.6% due to lower prices. The unit volume decrease was due to lower shipments of knees, hips and spine products partially offset by higher shipments of other orthopaedic and spine products.
Gross Profit
Gross profit as a percentage of net sales increased to 64.1% in 2021 from 63.1% in 2020. Excluding the impact of the items noted below, gross profit increased to 65.9% from 63.8% in 2020 primarily due to leverage from higher sales volumes and favorable product mix, partially offset by lower selling prices.
Gross profit was significantly negatively impacted by the global response to the COVID-19 pandemic in 2020, decreasing as a percentage of net sales to 63.1% from 65.1% in 2019. Excluding the impact of the items noted below, gross profit decreased to 63.8% from 65.9% in 2019 primarily due to lower sales volumes, lower selling prices, lower manufacturing volumes and unfavorable product mix due to the postponement of elective medical procedures.

				Percent Net Sales
	2021	2020	2019	2021	2020	2019
Reported	$10,968	$9,057	$9,696	64.1%	63.1%	65.1%
Inventory stepped up to fair value	266	48	67	1.6	0.3	0.5
Restructuring-related and other charges	28	53	38	0.2	0.4	0.3
Medical device regulations	5	2	6	—	—	—
Adjusted	$11,267	$9,160	$9,807	65.9%	63.8%	65.9%
Research, Development and Engineering Expenses
Research, development and engineering expenses as a percentage of net sales increased to 7.2% in 2021 from 6.9% in 2020 and 6.5% in 2019. Excluding the impact of the items noted below, expenses increased to 6.6% in 2021 from 6.3% in 2020 and 6.1% in 2019. Disciplined ramp up in spending to facilitate our growth, including projects to develop new products, investments in new technologies and integration of recent acquisitions contributed to the increase.

				Percent Net Sales
	2021	2020	2019	2021	2020	2019
Reported	$1,235	$984	$971	7.2%	6.9%	6.5%
Medical device regulations	(102)	(79)	(56)	(0.6)	(0.6)	(0.4)
Adjusted	$1,133	$905	$915	6.6%	6.3%	6.1%
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales in 2021 increased to 37.6% from 37.4% in 2020 and 36.0% in 2019. Both 2021 and 2020 included charges related to certain asset impairments. Refer to Note 15 to our Consolidated Financial Statements for further information. Excluding the impact of the items noted below, expenses increased to 33.6% in 2021 from 33.1% in 2020 and 33.5% in 2019 primarily due to disciplined ramp up in spending to facilitate our growth.

				Percent Net Sales
	2021	2020	2019	2021	2020	2019
Reported	$6,427	$5,361	$5,356	37.6%	37.4%	36.0%
Other acquisition and integration-related	(319)	(194)	(208)	(1.9)	(1.4)	(1.4)
Restructuring-related and other charges	(358)	(406)	(188)	(2.1)	(2.9)	(1.3)
Regulatory and legal matters	2	(6)	24	—	—	0.2
Adjusted	$5,752	$4,755	$4,984	33.6%	33.1%	33.5%
Recall Charges, Net of Insurance Proceeds
Recall charges were $103, $17 and $192 in 2021, 2020 and 2019. Charges were primarily due to the previously disclosed Rejuvenate and ABGII Modular-Neck hip stems and LFIT V40 femoral head voluntary recalls. Refer to Note 7 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $619, $472 and $464 in 2021, 2020 and 2019. The increase in 2021 was primarily due to the acquisition of Wright Medical Group N.V. (Wright) in the fourth quarter of 2020. Refer to Notes 6 and 8 to our Consolidated Financial Statements for further information.
Operating Income
Operating income decreased as a percentage of sales to 15.1% in 2021 from 15.5% in 2020. Excluding the impact of the items noted below, operating income increased to 25.6% of sales in 2021 from 24.4% in 2020, primarily due to leverage from higher sales volumes partially offset by disciplined spending to facilitate our growth.
Operating income as a percentage of sales in 2020 decreased to 15.5% from 18.2% in 2019. Excluding the impact of the items noted below, operating income decreased to 24.4% in 2020 from 26.3% in 2019 due to unfavorable product mix and the impact of lower sales volumes from the postponement of elective medical procedures partially offset by continued focus on our operating expense savings actions.

Dollar amounts in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION 2021 FORM 10-K

				Percent Net Sales
	2021	2020	2019	2021	2020	2019
Reported	$2,584	$2,223	$2,713	15.1%	15.5%	18.2%
Inventory stepped up to fair value	266	48	67	1.6	0.3	0.5
Other acquisition and integration-related	319	194	208	1.9	1.4	1.4
Amortization of intangible assets	619	472	464	3.5	3.3	3.2
Restructuring-related and other charges	386	458	226	2.3	3.2	1.5
Medical device regulations	107	81	62	0.6	0.6	0.4
Recall-related matters	103	17	192	0.6	0.1	1.3
Regulatory and legal matters	(2)	6	(24)	—	—	(0.2)
Adjusted	$4,382	$3,499	$3,908	25.6%	24.4%	26.3%
Other Income (Expense), Net
Other income (expense), net was ($303), ($269) and ($151) in 2021, 2020 and 2019. The increase in net expense in 2021 was primarily due to increased interest expense driven by the additional debt from the bond offerings completed in June 2020 and November 2020. Refer to Note 10 to our Consolidated Financial Statements for further information.
Income Taxes
Our effective tax rate was 12.6%, 18.2% and 18.7% for 2021, 2020 and 2019. The effective income tax rate for 2021 reflects the continued lower effective income tax rates as a result of our European operations, certain discrete tax benefits, the tax effect related to the transfer of intellectual property between tax jurisdictions and the tax effect of future remittances of the undistributed earnings of foreign subsidiaries.
The effective income tax rate for 2020 and 2019 reflects the tax effect related to the transfer of intellectual properties between tax jurisdictions, the effective income tax rates as a result of our European operations and the tax effect of future remittances of the undistributed earnings of foreign subsidiaries.
Net Earnings
Net earnings increased to $1,994 or $5.21 per diluted share from $1,599 or $4.20 per diluted share in 2020 and decreased from $2,083 or $5.48 per diluted share in 2019. Adjusted net earnings per diluted share(1) of $9.09 increased 22.3% from $7.43 in 2020 compared to $8.26 in 2019. The impact of foreign currency exchange rates increased net earnings per diluted share by approximately $0.19 in 2021 and reduced net earnings per diluted share by approximately $0.02 and $0.14 in 2020 and 2019.

				Percent Net Sales
	2021	2020	2019	2021	2020	2019
Reported	$1,994	$1,599	$2,083	11.7%	11.1%	14.0%
Inventory stepped up to fair value	203	36	51	1.2	0.3	0.3
Other acquisition and integration-related	244	157	160	1.4	1.1	1.1
Amortization of intangible assets	489	381	375	2.9	2.6	2.6
Restructuring-related and other charges	345	397	180	2.0	2.8	1.2
Medical device regulations	90	63	48	0.5	0.4	0.3
Recall-related matters	89	13	154	0.5	0.1	1.0
Regulatory and legal matters	(12)	8	(33)	(0.1)	0.1	(0.2)
Tax matters	32	173	121	0.2	1.2	0.8
Adjusted	$3,474	$2,827	$3,139	20.3%	19.7%	21.1%
Non-GAAP Financial Measures
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth in constant currency; percentage organic sales growth; adjusted gross profit; adjusted selling, general and administrative expenses; adjusted research, development and engineering expenses; adjusted operating income; adjusted other income (expense), net; adjusted effective income tax rate; adjusted net earnings; adjusted net earnings per diluted share (Diluted EPS); free cash flow; and free cash flow conversion. We believe these non-GAAP financial measures provide meaningful information to assist investors and shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current and prior year results at the same foreign currency exchange rate. To measure percentage organic sales growth, we remove the impact of changes in foreign currency exchange rates, acquisitions and divestitures, which affect the comparability and trend of sales. Percentage organic sales growth is calculated by translating current year and prior year results at the same foreign currency exchange rates excluding the impact of acquisitions and divestitures. To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. To measure free cash flow, we adjust cash provided by operating activities by the amount of purchases of property, plant and equipment and proceeds from long-lived asset disposals and remove the impact of certain legal settlements and recall payments. To measure free cash flow conversion we divide free cash flow by adjusted net earnings. These adjustments are irregular in timing and may not be

Dollar amounts in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION 2021 FORM 10-K
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
3.Restructuring-related and other charges. Costs associated with the termination of sales relationships in certain countries, workforce reductions, elimination of product lines, certain long-lived and intangible asset impairments and associated costs and other restructuring-related activities.
4.Medical device regulations. Costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the new medical device reporting regulations and other requirements of the European Union and the more stringent regulations for medical devices in China.
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

Reconciliation of the Most Directly Comparable GAAP Financial Measure to Non-GAAP Financial Measure

2021	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$10,968	$6,427	$1,235	$2,584	$(303)	$1,994	12.6%	$5.21
Acquisition and integration-related costs:
Inventory stepped-up to fair value	266	—	—	266	—	203	1.0	0.53
Other acquisition and integration-related	—	(319)	—	319	—	244	1.2	0.64
Amortization of purchased intangible assets	—	—	—	619	—	489	1.6	1.28
Restructuring-related and other charges	28	(358)	—	386	11	345	(0.3)	0.90
Medical device regulations	5	—	(102)	107	—	90	—	0.24
Recall-related matters	—	—	—	103	—	89	—	0.23
Regulatory and legal matters	—	2	—	(2)	(7)	(12)	0.2	(0.02)
Tax matters	—	—	—	—	—	32	(1.4)	0.08
Adjusted	$11,267	$5,752	$1,133	$4,382	$(299)	$3,474	14.9%	$9.09

2020	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$9,057	$5,361	$984	$2,223	$(269)	$1,599	18.2%	$4.20
Acquisition and integration-related costs:
Inventory stepped-up to fair value	48	—	—	48	—	36	0.3	0.10
Other acquisition and integration-related	—	(194)	—	194	—	157	0.7	0.41
Amortization of purchased intangible assets	—	—	—	472	—	381	1.6	1.00
Restructuring-related and other charges	53	(406)	—	458	—	397	0.2	1.04
Medical device regulations	2	—	(79)	81	—	63	0.4	0.17
Recall-related matters	—	—	—	17	—	13	0.1	0.03
Regulatory and legal matters	—	(6)	—	6	—	8	(0.1)	0.02
Tax matters	—	—	—	—	4	173	(8.8)	0.46
Adjusted	$9,160	$4,755	$905	$3,499	$(265)	$2,827	12.6%	$7.43

Dollar amounts in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION 2021 FORM 10-K

2019	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$9,696	$5,356	$971	$2,713	$(151)	$2,083	18.7%	$5.48
Acquisition and integration-related costs:
Inventory stepped-up to fair value	67	—	—	67	—	51	0.2	0.13
Other acquisition and integration-related	—	(208)	—	208	—	160	0.6	0.42
Amortization of purchased intangible assets	—	—	—	464	—	375	0.6	0.99
Restructuring-related and other charges	38	(188)	—	226	—	180	0.4	0.47
Medical device regulations	6	—	(56)	62	—	48	0.2	0.13
Recall-related matters	—	—	—	192	—	154	0.3	0.41
Regulatory and legal matters	—	24	—	(24)	—	(33)	0.5	(0.09)
Tax matters	—	—	—	—	(30)	121	(5.7)	0.32
Adjusted	$9,807	$4,984	$915	$3,908	$(181)	$3,139	15.8%	$8.26

FINANCIAL CONDITION AND LIQUIDITY

	2021	2020	2019
Net cash provided by operating activities	$3,263	$3,277	$2,191
Net cash used in investing activities	(859)	(4,701)	(1,455)
Net cash provided by (used in) financing activities	(2,365)	(11)	3
Effect of exchange rate changes	(38)	41	(18)
Change in cash and cash equivalents	$1	$(1,394)	$721
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
Operating Activities
Cash provided by operating activities was $3,263, $3,277 and $2,191 in 2021, 2020 and 2019. The slight decrease from 2020 was primarily due to higher accounts receivable, partially offset by increased net earnings and accounts payable.
Investing Activities
Cash used in investing activities was $859, $4,701 and $1,455 in 2021, 2020 and 2019. The decrease in cash used in 2021 was primarily due to decreased payments for acquisitions and certain other businesses and related assets. In 2020 we acquired Wright, while in 2019 we acquired Mobius Imaging and Cardan Robotics and certain other businesses and related assets.
Financing Activities
Cash provided by (used in) financing activities was ($2,365), ($11) and $3 in 2021, 2020 and 2019. The increase in cash used in financing activities was primarily driven by long-term debt repayments of $1,151 and dividend payments of $950 in 2021. In 2020 we secured a $400 term loan in November, issued $600 of notes in November and $2,300 of notes in June, which was offset by total debt repayments of $2,297 and dividend payments of $863. There were no share repurchases in 2021 or 2020.
We maintain debt levels that we consider appropriate after evaluating a number of factors including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and overall cost of capital. Refer to Note 10 to our Consolidated Financial Statements for further information.

	2021	2020	2019
Dividends paid per common share	$2.52	$2.30	$2.08
Total dividends paid to common shareholders	$950	$863	$778
Total amount paid to repurchase common stock	$—	$—	$307
Shares of repurchased common stock (in millions)	—	—	1.9
Liquidity
Cash, cash equivalents and marketable securities were $3,019 and $3,024, and our current assets exceeded current liabilities by $5,468 and $4,666 on December 31, 2021 and 2020. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines. In October 2021 we entered into a new revolving credit agreement that replaces our previous agreement dated August 19, 2016. The primary changes were to increase the aggregate principal amount of the facility by $750 to $2,250, extend the maturity date to October 26, 2026, increase the leverage ratio to 3.75 and provide LIBOR replacement language.
We raised funds in the capital markets in 2020 and 2019 and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 26% and 30% on December 31, 2021 and 2020. We intend to use this cash to expand operations organically and through acquisitions.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
As further described in Note 7 to our Consolidated Financial Statements, in 2021 we recorded charges to earnings related to the Rejuvenate and ABG II and LFIT Anatomic CoCr V40 Femoral Heads recall matters and recorded product liabilities relating to Wright legacy hip products claims. Recorded reserves represent the minimum of the range of probable cost remaining to resolve these matters. The final outcome of these matters is dependent on many variables that are difficult to predict. The ultimate cost to entirely resolve these matters may be materially different from the amount of the current estimates and could have a material adverse effect on our financial position, results of operations and cash flows. We are not able to reasonably estimate the future periods in which payments will be made.
As further described in Note 11 to our Consolidated Financial Statements, on December 31, 2021 we had a reserve for

Dollar amounts in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION 2021 FORM 10-K
uncertain income tax positions of $444. Due to uncertainties regarding the ultimate resolution of income tax audits, we are not able to reasonably estimate the future periods in which any income tax payments to settle these uncertain income tax positions will be made.
As further described in Note 12 to our Consolidated Financial Statements, on December 31, 2021 our defined benefit pension plans were underfunded by $493, of which approximately $491 related to plans outside the United States. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset performance, changes in interest rates and potential changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the amounts that may be required to fund defined benefit pension plans.

Contractual Obligations	Total	2022	2023 - 2024	2025 - 2026	After 2026
Total debt	$12,589	$7	$2,790	$2,400	$7,392
Interest payments	3,511	294	568	468	2,181
Unconditional purchase obligations	2,107	1,889	123	95	—
Operating leases	402	112	146	72	72
United States Tax Cuts and Jobs Act Transition Tax	531	63	277	191	—
Other	191	5	19	12	155
Total	$19,331	$2,370	$3,923	$3,238	$9,800
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

STRYKER CORPORATION 2021 FORM 10-K
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
In some of our acquisitions, we acquire in-process research and development (IPRD) intangible assets. For acquisitions accounted for as business combinations, IPRD is considered to be an indefinite-lived intangible asset until the research is completed (then it becomes a determinable-lived intangible asset) or determined to have no future use (then it is impaired). For asset acquisitions, IPRD is expensed immediately unless there is an alternative future use.
The value of indefinite-lived intangible assets and goodwill is not amortized but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We perform our annual impairment test for goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill and periodically corroborate that assessment with quantitative information. In certain circumstances, we also use a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. In those circumstances we test goodwill for impairment by reviewing the carrying value compared to the fair value at the reporting unit level. We test individual indefinite-lived intangibles by reviewing the individual carrying values compared to the fair value. We determine the fair value of our reporting units and indefinite-lived intangible assets based on the income approach. Under the income approach, we calculate the fair value of our reporting units and indefinite-lived intangible assets based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.
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
We sell our products globally and, as a result, our financial results could be significantly affected by factors such as market risk exposure from weak economic conditions, exchange rate risk and the impacts of the COVID-19 pandemic on our operations and financial results. Our operating results are primarily exposed to changes in exchange rates among the United States Dollar, Australian Dollar, British Pound, Canadian Dollar, Chinese Yuan, Euro and Japanese Yen. We develop and manufacture products in the United States, Canada, China, France, Germany, India, Ireland, Mexico, Puerto Rico, Switzerland and Turkey and incur costs in the applicable local currencies. This global deployment of facilities serves to partially mitigate the impact of currency exchange rate changes on our cost of sales. Refer to Notes 1, 4 and 5 to our Consolidated Financial Statements for information regarding our use of derivative instruments to mitigate these risks. A hypothetical 10% change in foreign currencies relative to the United States Dollar would change the December 31, 2021 fair value of these instruments by approximately $514.
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

STRYKER CORPORATION 2021 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Stryker Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2022 expressed an unqualified opinion thereon.
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

Product Liabilities
Description of the Matter
As described in Note 7 to the consolidated financial statements, the Company recognized $385 million of liabilities at December 31, 2021 for product liability matters relating to claims for certain products. The Company establishes liabilities for product claims to the extent probable future losses are estimable based on quantitative and qualitative information from various sources.
Auditing management’s estimate of product liabilities was especially challenging due to the significant measurement uncertainty associated with the product liabilities estimate that involved management’s significant judgment and analysis. Further, the product liability is sensitive to significant management assumptions, including average costs per claim and the number of future claims, including those resulting in revision surgery.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated management’s design and tested the operating effectiveness of the controls over the Company’s product liability estimation process, including management's assessment of the assumptions, and the completeness and accuracy of the data underlying the product liabilities.
To evaluate the liabilities for product claims, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying claims and average cost per claim data and obtaining legal confirmation letters to evaluate the liabilities recognized. We involved our actuarial specialists in the evaluation of the methodologies and significant assumptions applied by management in estimating the product liabilities and range of probable losses. We also evaluated the adequacy of the Company’s disclosures included in Note 7 related to these liabilities.

Dollar amounts in millions except per share amounts or as otherwise specified.	20

STRYKER CORPORATION 2021 FORM 10-K

Uncertain Tax Positions
Description of the Matter
As described in Note 11 to the consolidated financial statements, the Company operates in multiple jurisdictions with complex tax policy and regulatory environments and establishes reserves for uncertain tax positions in accordance with the accounting guidance governing uncertainty in income taxes. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. At December 31, 2021, the Company had accrued liabilities of $444 million relating to uncertain tax positions.
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
Our audit procedures included, among others, evaluating the assumptions the Company used to develop its uncertain tax positions and related unrecognized income tax benefit amounts by jurisdiction. We also tested the completeness and accuracy of the underlying data used by the Company to calculate its uncertain tax positions. For example, we involved our tax professionals to evaluate tax technical merits, which included, for certain intercompany transactions, assessing the Company’s assumptions and pricing methodology to determine they were arm’s length and complied with local jurisdictional laws and regulations. We also evaluated the estimated liabilities for unrecognized income tax benefits in consideration of current tax controversy and litigation trends in similar positions challenged by tax authorities. We also evaluated the adequacy of the Company’s disclosures included in Note 11 related to these tax matters.

/s/    ERNST & YOUNG LLP
We have served as the Company's auditor since 1974
Grand Rapids, Michigan
February 11, 2022

Dollar amounts in millions except per share amounts or as otherwise specified.	21

STRYKER CORPORATION 2021 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	2021	2020	2019
Net sales	$17,108	$14,351	$14,884
Cost of sales	6,140	5,294	5,188
Gross profit	$10,968	$9,057	$9,696
Research, development and engineering expenses	1,235	984	971
Selling, general and administrative expenses	6,427	5,361	5,356
Recall charges	103	17	192
Amortization of intangible assets	619	472	464
Total operating expenses	$8,384	$6,834	$6,983
Operating income	$2,584	$2,223	$2,713
Other income (expense), net	(303)	(269)	(151)
Earnings before income taxes	$2,281	$1,954	$2,562
Income taxes	287	355	479
Net earnings	$1,994	$1,599	$2,083

Net earnings per share of common stock:
Basic	$5.29	$4.26	$5.57
Diluted	$5.21	$4.20	$5.48

Weighted-average shares outstanding (in millions):
Basic	377.0	375.5	374.0
Effect of dilutive employee stock compensation	5.3	4.8	5.9
Diluted	382.3	380.3	379.9
Anti-dilutive shares excluded from the calculation of dilutive employee stock compensation were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2021	2020	2019
Net earnings	$1,994	$1,599	$2,083
Other comprehensive income (loss), net of tax
Marketable securities	3	—	1
Pension plans	104	(80)	(42)
Unrealized gains (losses) on designated hedges	50	(57)	(3)
Financial statement translation	469	(414)	69
Total other comprehensive income (loss), net of tax	$626	$(551)	$25
Comprehensive income	$2,620	$1,048	$2,108
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	22

STRYKER CORPORATION 2021 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	2021	2020
Assets
Current assets
Cash and cash equivalents	$2,944	$2,943
Marketable securities	75	81
Accounts receivable, less allowance of $167 ($131 in 2020)	3,022	2,701
Inventories:
Materials and supplies	691	678
Work in process	264	251
Finished goods	2,359	2,565
Total inventories	$3,314	$3,494
Prepaid expenses and other current assets	662	488
Total current assets	$10,017	$9,707
Property, plant and equipment:
Land, buildings and improvements	1,656	1,546
Machinery and equipment	3,842	3,636
Total property, plant and equipment	5,498	5,182
Less allowance for depreciation	2,665	2,430
Property, plant and equipment, net	$2,833	$2,752
Goodwill	12,918	12,778
Other intangibles, net	4,840	5,554
Noncurrent deferred income tax assets	1,760	1,530
Other noncurrent assets	2,263	2,009
Total assets	$34,631	$34,330

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,129	$810
Accrued compensation	1,092	925
Income taxes	192	207
Dividend payable	263	237
Accrued product liabilities	401	515
Accrued expenses and other liabilities	1,465	1,586
Current maturities of debt	7	761
Total current liabilities	$4,549	$5,041
Long-term debt, excluding current maturities	12,472	13,230
Income taxes	913	990
Other noncurrent liabilities	1,820	1,985
Total liabilities	$19,754	$21,246
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	1,890	1,741
Retained earnings	13,480	12,462
Accumulated other comprehensive loss	(531)	(1,157)
Total shareholders' equity	$14,877	$13,084
Total liabilities & shareholders' equity	$34,631	$34,330
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	23

STRYKER CORPORATION 2021 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Beginning	376.1	$38	374.5	$37	374.4	$37
Issuance of common stock under stock compensation and benefit plans	1.4	—	1.6	1	2.0	—
Repurchase of common stock	—	—	—	—	(1.9)	—
Ending	377.5	$38	376.1	$38	374.5	$37
Additional paid-in capital
Beginning		$1,741		$1,628		$1,559
Issuance of common stock under stock compensation and benefit plans		(22)		(29)		(50)
Repurchase of common stock		—		—		(8)
Share-based compensation		171		142		127
Ending		$1,890		$1,741		$1,628
Retained earnings
Beginning		$12,462		$11,748		$10,765
Net earnings		1,994		1,599		2,083
Repurchase of common stock		—		—		(299)
Cash dividends declared		(976)		(885)		(801)
Ending		$13,480		$12,462		$11,748
Accumulated other comprehensive (loss) income
Beginning		$(1,157)		$(606)		$(631)
Other comprehensive income (loss)		626		(551)		25
Ending		$(531)		$(1,157)		$(606)
Total shareholders' equity		$14,877		$13,084		$12,807
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	24

STRYKER CORPORATION 2021 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2021	2020	2019
Operating activities
Net earnings	$1,994	$1,599	$2,083
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	371	340	314
Amortization of intangible assets	619	472	464
Asset impairments	264	215	16
Share-based compensation	171	142	127
Recall charges	103	17	192
Sale of inventory stepped up to fair value at acquisition	266	48	67
Deferred income tax (benefit) expense	(237)	48	126
Changes in operating assets and liabilities:
Accounts receivable	(377)	354	(563)
Inventories	(189)	27	(400)
Accounts payable	329	100	63
Accrued expenses and other liabilities	315	(54)	113
Recall-related payments	(221)	(17)	(177)
Income taxes	(98)	(16)	(105)
Other, net	(47)	2	(129)
Net cash provided by operating activities	$3,263	$3,277	$2,191
Investing activities
Acquisitions, net of cash acquired	(339)	(4,222)	(802)
Purchases of marketable securities	(49)	(54)	(74)
Proceeds from sales of marketable securities	55	61	69
Purchases of property, plant and equipment	(525)	(487)	(649)
Other investing, net	(1)	1	1
Net cash used in investing activities	$(859)	$(4,701)	$(1,455)
Financing activities
Proceeds and payments on short-term borrowings, net	(7)	(6)	(7)
Proceeds from issuance of long-term debt	5	3,292	2,642
Payments on long-term debt	(1,151)	(2,297)	(1,342)
Payments of dividends	(950)	(863)	(778)
Repurchases of common stock	—	—	(307)
Cash paid for taxes from withheld shares	(114)	(110)	(136)
Other financing, net	(148)	(27)	(69)
Net cash provided by (used in) financing activities	$(2,365)	$(11)	$3
Effect of exchange rate changes on cash and cash equivalents	(38)	41	(18)
Change in cash and cash equivalents	$1	$(1,394)	$721
Cash and cash equivalents at beginning of year	2,943	4,337	3,616
Cash and cash equivalents at end of year	$2,944	$2,943	$4,337

Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$622	$323	$457
Cash paid for interest on debt	$325	$304	$286

See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	25

STRYKER CORPORATION 2021 FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Stryker (the "Company," "we," "us," or "our") is one of the world's leading medical technology companies and, together with its customers, is driven to make healthcare better. The Company offers innovative products and services in Medical and Surgical, Neurotechnology, Orthopaedics and Spine that help improve patient and hospital outcomes. Our products include surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; neurosurgical and neurovascular devices; implants used in joint replacement and trauma surgeries; Mako Robotic-Arm Assisted technology; spinal devices; as well as other products used in a variety of medical specialties.
Basis of Presentation and Consolidation: The Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. We have no material interests in variable interest entities and none that require consolidation. Prior years' segment results have been reclassified to conform with current year presentation in our Consolidated Financial Statements.
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
Research, Development and Engineering Expenses: Research, development and engineering costs are charged to expense as incurred. Costs include research, development and engineering activities relating to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of customers and patients. Costs primarily consist of salaries, wages, consulting and depreciation and maintenance of research facilities and equipment.
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
Marketable Securities: Marketable securities consist of marketable debt securities, certificates of deposit and mutual funds. Mutual funds are acquired to offset changes in certain liabilities related to deferred compensation arrangements and are expected to be used to settle these liabilities and are recognized in other noncurrent assets. Pursuant to our investment policy, all individual marketable security investments must have a minimum credit quality of single A (Standard & Poor’s and Fitch) and A2 (Moody’s Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (Standard & Poor’s and Fitch) or Aa (Moody’s Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable security investment portfolio. Our marketable securities are classified as available-for-sale and trading securities. Investments in trading securities represent participant-directed investments of deferred employee compensation.
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

STRYKER CORPORATION 2021 FORM 10-K
Financial Instruments: Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The carrying value of our financial instruments, with the exception of our senior unsecured notes, approximates fair value on December 31, 2021 and 2020. Refer to Notes 3 and 10 for further details.
All marketable securities are recognized at fair value. Adjustments to the fair value of marketable securities that are classified as available-for-sale are recognized as increases or decreases, net of income taxes, within accumulated other comprehensive income (AOCI) in shareholders’ equity and adjustments to the fair value of marketable securities that are classified as trading are recognized in earnings. The amortized cost of marketable debt securities is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method. Such amortization and interest and realized gains and losses are included in other income (expense), net. The cost of securities sold is determined by the specific identification method.
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
From time to time, we designate derivative and non-derivative financial instruments as net investment hedges of our investments in certain international subsidiaries. For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the derivative's gain or loss is recognized in OCI and reported as a component of AOCI. We have elected to use the spot method to assess effectiveness for our derivatives designated as net investment hedges. Accordingly, the change in fair value attributable to changes in the spot rate is recorded in AOCI. We exclude the spot-forward difference from the assessment of hedge effectiveness and amortize this amount separately on a straight-line basis over the term of the forward contracts. This amortization is recognized in other income (expense), net.
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

STRYKER CORPORATION 2021 FORM 10-K
be an indefinite-lived intangible asset until the research is completed (then it becomes a determinable-lived intangible asset) or determined to have no future use (then it is impaired). For asset acquisitions IPRD is expensed immediately unless there is an alternative future use.
Goodwill, Intangibles and Long-Lived Asset Impairment Tests: We perform our annual impairment test for goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill and periodically corroborate that assessment with quantitative information. In certain circumstances, we may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. Indefinite-lived intangible assets are also tested at least annually for impairment by comparing the individual carrying values to the fair value.
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
New Accounting Pronouncements Not Yet Adopted
In October 2021 the Financial Accounting Standards Board issued Accounting Standards Update 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers. We are evaluating the impact this update will have on our Consolidated Financial Statements.
Accounting Pronouncements Recently Adopted
No new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our Consolidated Financial Statements.
NOTE 2 - REVENUE RECOGNITION
We disaggregate our net sales by product line and geographic location for each of our segments as we believe it best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.
Products and services are primarily transferred to customers at a point in time, with some transfers of services taking place over time. In 2021 less than 10% of our sales were recognized as services transferred over time. Refer to Note 1 for further discussion on our revenue recognition policies.

Dollar amounts in millions except per share amounts or as otherwise specified.	28

STRYKER CORPORATION 2021 FORM 10-K

Segment Net Sales
MedSurg and Neurotechnology:	2021	2020	2019
Instruments	$2,111	$1,863	$1,959
Endoscopy	2,141	1,763	1,983
Medical	2,607	2,524	2,264
Neurovascular	1,188	973	924
Neuro Cranial	1,214	972	1,059
Other	277	250	286
	$9,538	$8,345	$8,475
Orthopaedics and Spine:
Knees	$1,848	$1,567	$1,815
Hips	1,342	1,206	1,383
Trauma and Extremities	2,664	1,722	1,639
Spine	1,167	1,047	1,157
Other	549	464	415
	$7,570	$6,006	$6,409
Total	$17,108	$14,351	$14,884

United States Net Sales
MedSurg and Neurotechnology:	2021	2020	2019
Instruments	$1,637	$1,471	$1,542
Endoscopy	1,670	1,408	1,577
Medical	2,007	1,910	1,787
Neurovascular	451	381	391
Neuro Cranial	988	801	890
Other	273	247	283
	$7,026	$6,218	$6,470
Orthopaedics and Spine:
Knees	$1,351	$1,170	$1,347
Hips	822	777	882
Trauma and Extremities	1,866	1,139	1,051
Spine	831	764	873
Other	425	387	334
	$5,295	$4,237	$4,487
Total	$12,321	$10,455	$10,957

International Net Sales
MedSurg and Neurotechnology:	2021	2020	2019
Instruments	$474	$392	$417
Endoscopy	471	355	406
Medical	600	614	477
Neurovascular	737	592	533
Neuro Cranial	226	171	169
Other	4	3	3
	$2,512	$2,127	$2,005
Orthopaedics and Spine:
Knees	$497	$397	$468
Hips	520	429	501
Trauma and Extremities	798	583	588
Spine	336	283	284
Other	124	77	81
	$2,275	$1,769	$1,922
Total	$4,787	$3,896	$3,927
MedSurg and Neurotechnology
MedSurg and Neurotechnology products include surgical equipment and navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling, emergency medical equipment and intensive care disposable products (Medical), minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke (Neurovascular), a comprehensive line of products for traditional brain and open skull based surgical procedures; orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products (Neuro Cranial) and other medical device products used in a variety of medical specialties. Substantially all MedSurg and Neurotechnology sales are recognized when a purchase order has been received and control has transferred. For certain Endoscopy, Instruments and Medical services, we may recognize sales over time as we satisfy performance obligations that may include an obligation to complete installation, provide training and perform ongoing services, generally performed within one year.
Orthopaedics and Spine
Orthopaedics and Spine products consist primarily of implants used in hip and knee joint replacements and trauma and extremity surgeries, and cervical, thoracolumbar and interbody systems used in spinal injury, deformity and degenerative therapies. Substantially all Orthopaedics sales are recognized when we have received a purchase order and appropriate notification the product has been used or implanted. Substantially all Spine sales are recognized when a purchase order has been received and control has transferred. For certain Orthopaedic products in the "other" category, we recognize sales at a point in time, as well as over time for performance obligations that may include an obligation to complete installation and provide training and ongoing services. Performance obligations are generally satisfied within one year.
Contract Assets and Liabilities
The nature of our products and services do not generally give rise to contract assets as we typically do not incur costs to fulfill a contract before a product or service is provided to a customer. Our costs to obtain contracts are typically in the form of sales commissions paid to employees or third-party agents. Certain sales commissions paid to employees prior to recognition of sales are recorded as contract assets. We expense sales commissions associated with obtaining a contract at the time of the sale or as incurred as the amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On December 31, 2021 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $529 and $416 on December 31, 2021 and December 31, 2020.
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

STRYKER CORPORATION 2021 FORM 10-K
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

Assets Measured at Fair Value
	2021	2020
Cash and cash equivalents	$2,944	$2,943
Trading marketable securities	193	171
Level 1 - Assets	$3,137	$3,114
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$48	$38
Foreign government debt securities	2	—
United States agency debt securities	5	5
United States treasury debt securities	19	36
Certificates of deposit	1	2
Total available-for-sale marketable securities	$75	$81
Foreign currency exchange forward contracts	212	20
Level 2 - Assets	$287	$101
Total assets measured at fair value	$3,424	$3,215

Liabilities Measured at Fair Value
	2021	2020
Deferred compensation arrangements	$193	$171
Level 1 - Liabilities	$193	$171
Foreign currency exchange forward contracts	$17	$160
Interest rate swap liability	—	53
Level 2 - Liabilities	$17	$213
Contingent consideration:
Beginning	$393	$306
Additions	62	108
Change in estimate	(1)	9
Settlements	(148)	(30)
Ending	$306	$393
Level 3 - Liabilities	$306	$393
Total liabilities measured at fair value	$516	$777

Fair Value of Available for Sale Securities by Maturity
	2021	2020
Due in one year or less	$36	$42
Due after one year through three years	$39	$39
On December 31, 2021 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income was $68, $102 and $155 in 2021, 2020 and 2019, which was recorded in other income (expense), net.
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
Foreign Currency Hedges

2021	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$973	$2,266	$5,512	$8,751
Maximum term in years				4.9
Fair value:
Other current assets	$15	$39	$92	$146
Other noncurrent assets	1	65	—	66
Other current liabilities	(7)	—	(10)	(17)
Total fair value	$9	$104	$82	$195
2020
Gross notional amount	$949	$1,828	$5,382	$8,159
Maximum term in years				4.9
Fair value:
Other current assets	$9	$—	$7	$16
Other noncurrent assets	—	4	—	4
Other current liabilities	(12)	—	(121)	(133)
Other noncurrent liabilities	(1)	(26)	—	(27)
Total fair value	$(4)	$(22)	$(114)	$(140)
We had €2.0 billion and €1.5 billion at December 31, 2021 and 2020 in certain forward currency contracts designated as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €4.4 billion at December 31, 2021 and 2020 of senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
On December 31, 2021 the total after-tax gain (loss) in AOCI related to designated net investment hedges was ($34).

Net Currency Exchange Rate Gains (Losses)
Derivative Instrument	Recorded in:	2021	2020	2019
Cash Flow	Cost of sales	$(12)	$5	$2
Net Investment	Other income (expense), net	35	28	14
Non-Designated	Other income (expense), net	(10)	(13)	(7)
	Total	$13	$20	$9
Pretax gains (losses) on derivatives designated as cash flow hedges of $9 and net investment hedges of $37 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense), net in earnings within 12 months as of December 31, 2021. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge

Dollar amounts in millions except per share amounts or as otherwise specified.	30

STRYKER CORPORATION 2021 FORM 10-K
instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
In 2021 a loss of $11 was reclassified from AOCI to other income (expense), net in earnings relating to the termination of forward starting interest rate swaps with notional amounts of $750 designated as cash flow hedges as we now consider it probable that the original forecasted debt issuances will not occur. Pretax gains of $5 recorded in AOCI related to other interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to other income (expense), net in earnings within 12 months of December 31, 2021. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
2019	$(3)	$(179)	$47	$(471)	$(606)
OCI	—	(117)	(64)	(459)	(640)
Income taxes	—	28	17	66	111
Reclassifications to:
Cost of Sales	—	—	(5)	—	(5)
Other (income) expense, net	—	12	(6)	(28)	(22)
Income taxes	—	(3)	1	7	5
Net OCI	—	(80)	(57)	(414)	(551)
2020	$(3)	$(259)	$(10)	$(885)	$(1,157)
OCI	4	123	46	551	724
Income taxes	—	(32)	(15)	(54)	(101)
Reclassifications to:
Cost of Sales	—	—	12	—	12
Other (income) expense, net	—	15	6	(35)	(14)
Income taxes	(1)	(2)	1	7	5
Net OCI	3	104	50	469	626
2021	$—	$(155)	$40	$(416)	$(531)
NOTE 6 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. The aggregate purchase price of our acquisitions, net of cash acquired was $393 and $4,304 in 2021 and 2020.
In September 2021 we completed the acquisition of Gauss Surgical, Inc. (Gauss) for $120 in cash and up to $40 in future milestone payments. Gauss is a medical device company that has developed Triton, an artificial intelligence-enabled platform for real-time monitoring of blood loss during surgery. Gauss is part of our Instruments business within MedSurg and Neurotechnology. Goodwill attributable to the acquisition is not deductible for tax purposes.
In November 2020 we completed the acquisition of Wright Medical Group N.V. (Wright) for $30.75 per share, or an aggregate purchase price of $4.1 billion ($5.6 billion including convertible notes). Wright is a global medical device company focused on extremities and biologics. Wright is part of our Trauma and Extremities business within Orthopaedics and Spine. Goodwill attributable to the acquisition is not deductible for tax purposes.
In November and December 2020 note holders elected to redeem the 1.625% and 2.25% convertible notes assumed in the Wright acquisition for $864 and $576. These repayments are classified as financing activities.
In December 2020 we completed the acquisition of OrthoSensor, Inc. (OrthoSensor). OrthoSensor is a leader in the digital evolution of musculoskeletal care and sensor technology for total joint replacement. OrthoSensor is part of our Joint Replacement business within Orthopaedics and Spine. Goodwill attributable to the acquisition is not deductible for tax purposes.
Had the above acquisitions taken place as of the beginning of the comparable prior year, our consolidated financial results of operations in the aggregate would not have been materially different. Accordingly, we have not disclosed pro forma financial information.
Purchase price allocations for our significant acquisitions are:

Purchase Price Allocation of Acquired Net Assets
2020	Wright
Tangible assets acquired:
Accounts receivable	$127
Deferred income tax assets	491
Inventory	440
Other assets	343
Debt	(1,446)
Deferred income tax liabilities	(503)
Product liabilities	(218)
Other liabilities	(296)
Intangible assets:
Customer and distributor relationships	182
Developed technology and patents	1,506
Trade name	58
Goodwill	3,397
Purchase price, net of cash acquired	$4,081
Weighted average life of intangible assets	12
Purchase price allocations for 2021 acquisitions were based on preliminary valuations, primarily related to intangible assets, product liabilities and deferred income taxes. Our estimates and assumptions are subject to change within the measurement period. The purchase price allocations for Wright, OrthoSensor and other 2020 acquisitions were finalized in 2021 without material adjustments.
In January 2022 we announced a definitive merger agreement to acquire all of the issued and outstanding common shares of Vocera Communications, Inc. (Vocera) for $79.25 per share, or an aggregate purchase price of approximately $3.1 billion (including convertible notes). Pursuant to the agreement we commenced a tender offer to purchase all of the outstanding shares of common stock of Vocera for $79.25 per share in cash. The boards of directors of both Stryker and Vocera have unanimously approved the transaction. We expect the acquisition to close in the first quarter of 2022, subject to completion of the tender offer and other customary conditions. Vocera has emerged as a leading platform in the digital care coordination and communication category. Following closing, we plan to integrate Vocera into our Medical business within MedSurg and Neurotechnology.
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

STRYKER CORPORATION 2021 FORM 10-K
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
In August 2016 and May 2018 we voluntarily recalled certain lot-specific sizes and offsets of LFIT Anatomic CoCr V40 Femoral Heads. Product liability lawsuits and claims relating to this voluntary recall have been filed against us. In November 2018 we entered into a settlement agreement to resolve a significant number of claims and lawsuits related to the recalls. In December 2021, we reached a second agreement to resolve a significant number of claims and lawsuits related to the recalls. The specific terms of the settlement agreements, including the financial terms, are confidential.
With the acquisition of Wright as more fully described in Note 6, we are responsible for certain product liability claims, primarily related to certain hip products sold by Wright prior to its 2014 divestiture of the OrthoRecon business. We will continue to evaluate each claim and the possible loss we may incur.
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of these matters. In 2021, we recorded charges of $103 and made payments of $221, primarily related to Rejuvenate and ABG II Modular-Neck hip stems. Based on the information that has been received, we have estimated the remaining range of probable loss related to recall matters globally to be approximately $385 to $520. We have recorded reserves representing the remaining minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly, the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.
Leases
We lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. We evaluate our contracts to identify leases, which is generally if there is an identified asset and we have the right to direct the use of and obtain substantially all of the economic benefit from the use of the identified asset. Certain of our lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvement funding or other lease incentives. We recognize our minimum rental expense on a straight-line basis over the term of the lease beginning with the date of initial control of the asset. Right-of-use assets are recorded in Other noncurrent assets on our Consolidated Balance Sheets. Current and noncurrent lease liabilities are recorded in Accrued expenses and other liabilities and Other noncurrent liabilities, respectively.
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

	2021	2020
Right-of-use assets	$419	$423
Lease liabilities, current	$112	$109
Lease liabilities, noncurrent	$310	$325

Other information:
Weighted-average remaining lease term	5.4 years	5.6 years
Weighted-average discount rate	2.86%	2.57%
Operating lease expense totaled $133, $130, and $133 in 2021, 2020 and 2019.
Future Obligations
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. In addition, we lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Refer to Note 10 for more information on the debt obligations.

	2022	2023	2024	2025	2026	Thereafter
Debt repayments	$7	$1,226	$1,564	$1,400	$1,000	$7,392
Purchase obligations	$1,889	$69	$54	$46	$49	$—
Minimum lease payments	$112	$86	$60	$38	$34	$72
NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS
We completed our annual impairment tests of goodwill in 2021 and 2020 and concluded in each year that no impairments exist.

Changes in the Net Carrying Value of Goodwill by Segment
	MedSurg and Neurotechnology	Orthopaedics and Spine	Total
2019	$5,377	$3,692	$9,069
Additions and adjustments	1	3,558	3,559
Foreign exchange	81	69	150
2020	$5,459	$7,319	$12,778
Additions and adjustments	223	59	282
Foreign exchange	(13)	(129)	(142)
2021	$5,669	$7,249	$12,918

Dollar amounts in millions except per share amounts or as otherwise specified.	32

STRYKER CORPORATION 2021 FORM 10-K

Summary of Other Intangible Assets
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Developed technologies
2021	13	$5,326	$1,956	$3,370
2020	13	5,305	1,573	3,732
Customer relationships
2021	15	$2,324	$1,174	$1,150
2020	15	2,352	988	1,364
Patents
2021	12	$343	$286	$57
2020	12	346	278	68
Trademarks
2021	16	$415	$199	$216
2020	17	428	162	266
In-process research and development
2021	N/A	$29	$—	$29
2020	N/A	97	—	97
Other
2021	9	$105	$87	$18
2020	8	128	101	27
Total
2021	14	$8,542	$3,702	$4,840
2020	14	8,656	3,102	5,554

Estimated Amortization Expense
2022	2023	2024	2025	2026
$581	$558	$528	$506	$447
NOTE 9 - CAPITAL STOCK
The aggregate number of shares of all classes of stock which we are authorized to issue is up to 1,000,500,000, divided into two classes consisting of 500,000 shares of $1 par value preferred stock and 1,000,000,000 shares of common stock with a par value of $0.10. No shares of preferred stock were outstanding on December 31, 2021.
We made no repurchases of shares in 2021. The manner, timing and amount of repurchases are determined by management based on an evaluation of market conditions, stock price and other factors and are subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On December 31, 2021 the total dollar value of shares that could be purchased under our authorized repurchase program was $1,033.
Shares reserved for future compensation grants of our common stock were 25 million and 28 million on December 31, 2021 and 2020.
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

Option Value and Assumptions
	2021	2020	2019
Weighted-average fair value per share	$53.35	$39.34	$36.30
Assumptions:
Risk-free interest rate	0.8%	1.4%	2.6%
Expected dividend yield	1.2%	1.0%	1.1%
Expected stock price volatility	26.9%	18.9%	18.3%
Expected option life (years)	5.9	5.8	5.9
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

2021 Stock Option Activity
	Shares (in millions)	Weighted Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding January 1	12.2	$131.72
Granted	1.8	235.35
Exercised	(1.6)	96.41
Canceled or forfeited	(0.3)	192.60
Outstanding December 31	12.1	$150.17	5.7	$1,424.2
Exercisable December 31	7.1	$113.56	4.2	$1,086.3
Options expected to vest	4.6	$199.41	7.7	$313.3
The aggregate intrinsic value of options, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, exercised was $253, $258, and $294 in 2021, 2020 and 2019. Exercise prices for options outstanding ranged from $53.60 to $270.94 on December 31, 2021. On December 31, 2021 there was $101 of unrecognized compensation cost related to nonvested stock options granted under the long-term incentive plans; that cost is expected to be recognized over the weighted-average period of approximately 1.5 years.

Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) Activity
	Shares (in millions)		Weighted Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Nonvested on January 1	0.8	0.2	$187.72	$185.46
Granted	0.4	0.1	230.61	233.95
Vested	(0.4)	(0.1)	179.15	153.67
Canceled or forfeited	(0.1)	—	187.38	160.11
Nonvested on December 31	0.7	0.2	$213.16	$210.73
On December 31, 2021 there was $71 of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized as expense over the weighted-average period of approximately one year. The weighted-average grant date fair value per share of RSUs granted was $230.61 and $208.96 in 2021 and 2020. The fair value of RSUs and PSUs vested in 2021 was $63 and $5. On December 31, 2021 there was $18 of unrecognized compensation cost related to nonvested PSUs; the cost is expected to be recognized as expense over the weighted-average period of approximately one year.
Employee Stock Purchase Plans (ESPP)
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 95% of the closing stock price on the last trading day of a purchase period. We issued 183,964 and 209,837 shares under the ESPP in 2021 and 2020.
NOTE 10 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on December 31, 2021.

Dollar amounts in millions except per share amounts or as otherwise specified.	33

STRYKER CORPORATION 2021 FORM 10-K
In October 2021 we entered into a new revolving credit agreement that replaces our previous agreement dated August 19, 2016. The primary changes were to increase the aggregate principal amount of the facility by $750 to $2,250, extend the maturity date to October 26, 2026, increase the leverage ratio to 3.75 and provide LIBOR replacement language.
In the first quarter of 2022, our Board of Directors approved an increase to the maximum amount of commercial paper that can be outstanding under our commercial paper program from $1,500 to $2,250, with maturities up to 397 days from the date of issuance. On December 31, 2021 there were no borrowings outstanding under our credit facility or commercial paper program.

Summary of Total Debt
Senior unsecured notes:
Rate	Due	2021	2020
2.625%	March 15, 2021	$—	$750
1.125%	November 30, 2023	622	668
0.600%	December 1, 2023	598	597
3.375%	May 15, 2024	593	590
0.250%	December 3, 2024	958	1,030
1.150%	June 15, 2025	645	644
3.375%	November 1, 2025	748	747
3.500%	March 15, 2026	994	992
2.125%	November 30, 2027	845	909
3.650%	March 7, 2028	597	596
0.750%	March 1, 2029	901	969
1.950%	June 15, 2030	990	989
2.625%	November 30, 2030	727	782
1.000%	December 3, 2031	840	903
4.100%	April 1, 2043	392	392
4.375%	May 15, 2044	395	395
4.625%	March 15, 2046	982	981
2.900%	June 15, 2050	642	641
Term loan		—	400
Other		10	16
Total debt		$12,479	$13,991
Less current maturities		7	761
Total long-term debt		$12,472	$13,230

Unamortized debt issuance costs		$62	$71
Borrowing capacity on existing facilities		$2,162	$2,903
Fair value of senior unsecured notes		$13,391	$15,022
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
Interest expense, including required fees incurred on outstanding debt and credit facilities that were included in other income (expense), net, totaled $337, $315, and $287 in 2021, 2020 and 2019.
NOTE 11 - INCOME TAXES
Our effective tax rate was 12.6%, 18.2% and 18.7% for 2021, 2020 and 2019. The effective income tax rate for 2021 reflects the continued lower effective income tax rates as a result of our European operations, certain discrete tax benefits, the tax effect related to the transfer of intellectual property between tax jurisdictions and the tax effect of future remittances of the undistributed earnings of foreign subsidiaries. The effective income tax rate for 2020 and 2019 reflects the tax effect related to the transfer of intellectual properties between tax jurisdictions, the effective income tax rates as a result of our European operations and the tax effect of future remittances of the undistributed earnings of foreign subsidiaries.

Effective Income Tax Rate Reconciliation
	2021	2020	2019
United States federal statutory rate	21.0%	21.0%	21.0%
United States state and local income taxes, less federal deduction	2.7	0.1	1.7
Foreign income tax at rates other than 21%	(6.9)	(3.3)	(4.6)
Tax related to repatriation of foreign earnings	1.4	3.0	(0.5)
Intellectual property transfer	(2.3)	(1.4)	3.5
Other	(3.3)	(1.2)	(2.4)
Effective income tax rate	12.6%	18.2%	18.7%

Earnings Before Income Taxes
	2021	2020	2019
United States	$433	$239	$366
International	1,848	1,715	2,196
Total	$2,281	$1,954	$2,562

Components of Income Tax Expense (Benefit)
Current income tax expense:	2021	2020	2019
United States federal	$155	$80	$(17)
United States state and local	97	20	46
International	272	207	324
Total current income tax expense	$524	$307	$353
Deferred income tax (benefit) expense:
United States federal	$(82)	$1	$10
United States state and local	(23)	(25)	(1)
International	(132)	72	117
Total deferred income tax (benefit) expense	$(237)	$48	$126
Total income tax expense	$287	$355	$479
Interest and penalties included in other income (expense), net were expense of ($23), ($35) and ($9) in 2021, 2020 and 2019. The United States federal deferred income tax benefit (expense) includes the utilization of net operating loss carryforwards of $283, $41 and $50 in 2021, 2020 and 2019.

Deferred Income Tax Assets and Liabilities
Deferred income tax assets:	2021	2020
Inventories	$513	$434
Product-related liabilities	39	48
Other accrued expenses	501	512
Depreciation and amortization	1,194	1,269
State income taxes	128	108
Share-based compensation	63	56
Net operating loss and other credit carryforwards	232	470
Other	191	166
Total deferred income tax assets	$2,861	$3,063
Less valuation allowances	(164)	(203)
Net deferred income tax assets	$2,697	$2,860
Deferred income tax liabilities:	2021	2020
Depreciation and amortization	$(891)	$(1,286)
Undistributed earnings	(114)	(161)
Total deferred income tax liabilities	$(1,005)	$(1,447)
Net deferred income tax assets	$1,692	$1,413
Reported as:
Noncurrent deferred income tax assets	$1,760	$1,530
Noncurrent liabilities—Other liabilities	(68)	(117)
Total	$1,692	$1,413
Accrued interest and penalties were $150 and $133 on December 31, 2021 and 2020 which were reported in current and noncurrent accrued expenses and other liabilities.
Net operating loss carryforwards totaling $602 with $192 being subject to a full valuation allowance ($183 and $106 related to the Wright acquisition) on December 31, 2021 are available to reduce future taxable earnings of certain domestic and foreign

Dollar amounts in millions except per share amounts or as otherwise specified.	34

STRYKER CORPORATION 2021 FORM 10-K
subsidiaries. United States loss carryforwards of $403 expire through 2045. International loss carryforwards of $198 begin to expire in 2022; however, some have no expiration. We also have tax credit carryforwards of $104 with $83 being subject to a full valuation allowance. The credits with a full valuation allowance begin to expire in 2022; however, some have no expiration. We do not anticipate generating income tax in excess of the non-expiring credits in the foreseeable future.
The Tax Cuts and Jobs Act ("the Act") was enacted in 2017 in the United States. We recorded a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred. The Act also subjects a United States shareholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. We have elected to account for GILTI tax in the year the tax is incurred.
We recorded deferred income tax on undistributed earnings of foreign subsidiaries not determined to be indefinitely reinvested. Determination of the total amount of unrecognized deferred income tax on undistributed earnings of foreign subsidiaries is not practicable.

Uncertain Income Tax Positions
	2021	2020
Beginning uncertain tax positions	$457	$472
Increases related to current year income tax positions	13	12
Increases related to prior year income tax positions	4	5
Decreases related to prior year income tax positions:
Settlements and resolutions of income tax audits	(18)	(41)
Statute of limitations expirations and other	—	(7)
Foreign currency translation	(12)	16
Ending uncertain tax positions	$444	$457
Reported as:
Noncurrent liabilities—Income taxes	$444	$457
Our income tax expense would have been reduced by $445 and $456 in 2021 and 2020 had these uncertain income tax positions been favorably resolved. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next 12 months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including inventory transfer pricing, cost sharing, product royalty and foreign branch arrangements. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be resolved. Interest and penalties incurred associated with uncertain tax positions are included in other income (expense), net.
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
represents a non-cash operating activity that is not reflected in our Consolidated Statements of Cash Flows.

	2021	2020	2019
Plan expense	$259	$235	$205
Expense funded with Stryker common stock	37	34	31
Stryker common stock held by plan:
Dollar amount	582	542	470
Shares (in millions)	2.2	2.2	2.2
Value as a percentage of total plan assets	10%	11%	12%
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

Components of Net Periodic Pension Cost
Net periodic benefit cost:	2021	2020	2019
Service cost	$(72)	$(63)	$(41)
Interest cost	(7)	(8)	(12)
Expected return on plan assets	11	13	12
Amortization of prior service credit	1	1	1
Recognized actuarial loss	(16)	(13)	(9)
Curtailment gain	9	—	—
Net periodic benefit cost	$(74)	$(70)	$(49)
Changes in assets and benefit obligations recognized in OCI:
Net actuarial gain (loss)	$132	$(117)	$(74)
Recognized net actuarial loss	16	13	9
Prior service credit and transition amount	(1)	(1)	(1)
Curtailment gain	(9)	—	—
Total recognized in other comprehensive income (loss)	$138	$(105)	$(66)
Total recognized in net periodic benefit cost and OCI	$64	$(175)	$(115)
Weighted-average rates used to determine net periodic benefit cost:
Discount rate	0.8%	1.0%	1.9%
Expected return on plan assets	2.5%	2.9%	3.5%
Rate of compensation increase	2.6%	2.9%	2.9%
Weighted-average discount rate used to determine projected benefit obligations	1.1%	0.8%	1.0%
The actuarial gain (loss) for all pension plans was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.
Investment Strategy
The investment strategy for our defined benefit pension plans is to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.

Dollar amounts in millions except per share amounts or as otherwise specified.	35

STRYKER CORPORATION 2021 FORM 10-K

	2021	2020
Fair value of plan assets	$543	$522
Benefit obligations	(1,036)	(1,118)
Funded status	$(493)	$(596)
Reported as:
Current liabilities—accrued compensation	$(2)	$(2)
Noncurrent liabilities—other liabilities	(491)	(594)
Pre-tax amounts recognized in AOCI:
Unrecognized net actuarial loss	(215)	(354)
Unrecognized prior service credit	7	8
Total	$(208)	$(346)

Change in Benefit Obligations
	2021	2020
Beginning projected benefit obligations	$1,118	$869
Service cost	72	63
Interest cost	7	8
Foreign exchange impact	(70)	80
Employee contributions	8	8
Actuarial (gains) losses	(71)	110
Curtailment gain	(23)	—
Benefits paid	(5)	(20)
Ending projected benefit obligations	$1,036	$1,118
Ending accumulated benefit obligations	$987	$1,056

Change in Plan Assets
	2021	2020
Beginning fair value of plan assets	$522	$428
Actual return	17	30
Employer contributions	33	33
Employee contributions	8	8
Foreign exchange impact	(29)	37
Benefits paid	(8)	(14)
Ending fair value of plan assets	$543	$522

Allocation of Plan Assets
	2022 Target	2021 Actual	2020 Actual
Equity securities	23%	23%	23%
Debt securities	39	41	44
Other	38	36	33
Total	100%	100%	100%

Valuation of Plan Assets
2021	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$21	$—	$—	$21
Equity securities	28	119	—	147
Corporate debt securities	2	202	—	204
Other	4	68	99	171
Total	$55	$389	$99	$543
2020
Cash and cash equivalents	$14	$—	$—	$14
Equity securities	23	108	—	131
Corporate debt securities	2	201	—	203
Other	7	63	104	174
Total	$46	$372	$104	$522
Our Level 3 pension plan assets consist primarily of guaranteed investment contracts with insurance companies. The insurance contracts guarantee us principal repayment and a fixed rate of return. The $5 decrease in Level 3 pension plan assets is primarily driven by the change in the corresponding pension liability. We expect to contribute $21 to our defined benefit pension plans in 2022.

Estimated Future Benefit Payments
2022	2023	2024	2025	2026	2027-2031
$21	$21	$27	$22	$23	$138
NOTE 13 - SUMMARY OF QUARTERLY DATA (UNAUDITED)

2021 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$3,953	$4,294	$4,160	$4,701
Gross profit	2,509	2,772	2,642	3,045
Earnings (loss) before income taxes	367	662	495	757
Net earnings (loss)	302	592	438	662
Net earnings (loss) per share of common stock:
Basic	$0.80	$1.57	$1.17	$1.75
Diluted	$0.79	$1.55	$1.14	$1.73
Dividends declared per share of common stock	$0.630	$0.630	$0.630	$0.695

2020 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$3,588	$2,764	$3,737	$4,262
Gross profit	2,331	1,548	2,461	2,717
Earnings before income taxes	590	(87)	780	671
Net earnings	493	(83)	621	568
Net earnings per share of common stock:
Basic	$1.32	$(0.22)	$1.66	$1.51
Diluted	$1.30	$(0.22)	$1.63	$1.49
Dividends declared per share of common stock	$0.575	$0.575	$0.575	$0.630
NOTE 14 - SEGMENT AND GEOGRAPHIC DATA
Effective December 31, 2021 we segregate our operations into two reportable business segments: (i) MedSurg and Neurotechnology and (ii) Orthopaedics and Spine. This change realigns the Company's reportable business segments to its new internal reporting structure and how the Company manages its businesses as a result of the transition of responsibilities of our President and Chief Operating Officer, and the division of responsibilities between Group President, MedSurg and Neurotechnology, and Group President, Orthopaedics and Spine, in the fourth quarter of 2021. We have reflected these changes in all historical periods presented.
The Corporate and Other category shown in the table below includes corporate and administration, corporate initiatives and share-based compensation, which includes compensation related to employee stock options, restricted stock units and performance stock unit grants and director stock options and restricted stock unit grants.

Segment Results	2021	2020	2019
MedSurg and Neurotechnology	$9,538	$8,345	$8,475
Orthopaedics and Spine	7,570	6,006	6,409
Net sales	$17,108	$14,351	$14,884
MedSurg and Neurotechnology	$518	$496	$488
Orthopaedics and Spine	629	458	457
Segment depreciation and amortization	$1,147	$954	$945
Corporate and Other	125	122	99
Total depreciation and amortization	$1,272	$1,076	$1,044
MedSurg and Neurotechnology	$2,807	$2,414	$2,304
Orthopaedics and Spine	2,180	1,588	2,084
Segment operating income	$4,987	$4,002	$4,388
Items not allocated to segments:
Corporate and Other	$(605)	$(503)	$(480)
Acquisition and integration-related charges	(585)	(242)	(275)
Amortization of intangible assets	(619)	(472)	(464)
Restructuring-related and other charges	(386)	(458)	(226)
Medical device regulations	(107)	(81)	(62)
Recall-related matters	(103)	(17)	(192)
Regulatory and legal matters	2	(6)	24
Consolidated operating income	$2,584	$2,223	$2,713

Dollar amounts in millions except per share amounts or as otherwise specified.	36

STRYKER CORPORATION 2021 FORM 10-K

Segment Assets and Capital Spending
Assets:	2021	2020	2019
MedSurg and Neurotechnology	$15,218	$15,250	$16,270
Orthopaedics and Spine	18,149	18,090	12,527
Total segment assets	$33,367	$33,340	$28,797
Corporate and Other	1,264	990	1,370
Total assets	$34,631	$34,330	$30,167
Purchases of property, plant and equipment:
MedSurg and Neurotechnology	$197	$192	$281
Orthopaedics and Spine	165	150	138
Total segment purchases of property, plant and equipment	$362	$342	$419
Corporate and Other	163	145	230
Total purchases of property, plant and equipment	$525	$487	$649
We measure the financial results of our reportable segments using an internal performance measure that excludes acquisition and integration-related charges, restructuring-related charges, reserves for certain product recall matters and reserves for certain legal and regulatory matters. Identifiable assets are those assets used exclusively in the operations of each business segment or allocated when used jointly. Corporate assets are principally property, plant and equipment and noncurrent assets.
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

Geographic Information
	Net Sales			Net Property, Plant and Equipment
	2021	2020	2019	2021	2020
United States	$12,321	$10,455	$10,957	$1,717	$1,645
Europe, Middle East, Africa	2,299	1,818	1,888	941	938
Asia Pacific	1,973	1,630	1,617	76	91
Other countries	515	448	422	99	78
Total	$17,108	$14,351	$14,884	$2,833	$2,752
NOTE 15 - ASSET IMPAIRMENTS
The government in China has launched regional and national programs for volume-based procurement ("VBP") of high-value medical consumables to reduce healthcare costs. Each VBP program has specific requirements to award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders may be guaranteed sales volume for certain products, while unsuccessful bidders may lose unit sales volume. We expect that the prices required for a successful bid will, nevertheless, negatively impact our existing commercial operations of joint replacement and trauma products in China. As a result of the outcome of certain regional programs for our trauma products and the national VBP program for hips and knees we recorded charges of $105 to impair certain long-lived and intangible assets in the third quarter of 2021. These charges were included in selling, general and administrative expenses. Spine products are part of the VBP program in one province and it is not clear to what extent spine products will be included in further provincial or national VBP programs. We do not expect any significant impairments related to the potential Spine VBP programs. Our business in China represented approximately 2.5% of our revenues for the year ended December 31, 2021.
Aside from the impairments from the VBP programs, we recorded asset impairments of $159 in 2021 consisting primarily of in-
process research and development, other intangible assets and property, plant and equipment as a result of COVID-19-related demand impacts on in-process product development and certain other divestiture and restructuring activities.
In 2020 we suspended certain in-process investments resulting in charges of $195 to impair certain long-lived assets (primarily the portion of our investment in a new global ERP system that was in-process of being developed for future deployment) and product line and other exit costs. These charges were included in cost of sales and selling, general and administrative expenses.

Dollar amounts in millions except per share amounts or as otherwise specified.	37

STRYKER CORPORATION 2021 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) (Exchange Act) as of December 31, 2021. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting during the fourth quarter of 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company's management assessed the effectiveness of our internal control over financial reporting on December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Stryker’s independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the Company’s internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Stryker Corporation
Opinion on Internal Control over Financial Reporting
We have audited Stryker Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stryker Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 11, 2022 expressed an unqualified opinion thereon.
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

STRYKER CORPORATION 2021 FORM 10-K
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

/s/    ERNST & YOUNG LLP

Grand Rapids, Michigan
February 11, 2022

ITEM 9B.	OTHER INFORMATION.
Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our executive officers appears under the caption "Information about our Executive Officers" in Part I, Item 1 of this report.
Information regarding our directors and certain corporate governance and other matters appearing under the captions "Proposal 1—Election of Directors," "Corporate Governance," and "Additional Information—Delinquent Section 16(a) Reports" in the 2022 proxy statement is incorporated herein by reference.
The Corporate Governance Guidelines adopted by our Board of Directors, as well as the charters of each of the Audit Committee, the Governance and Nominating Committee and the Compensation Committee and the Code of Ethics applicable to the principal executive officer, president, principal financial officer and principal accounting officer or controller or persons performing similar functions are posted on the "Corporate Governance" section of our website at www.stryker.com.

ITEM 11.	EXECUTIVE COMPENSATION.
Information regarding the compensation of our management appearing under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation of Directors" in the 2022 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the caption "Stock Ownership" in the 2022 proxy statement is incorporated herein by reference.
On December 31, 2021 we had an equity compensation plan under which options were granted at a price not less than fair market value at the date of grant and under which awards of restricted stock units (RSUs) and performance stock units (PSUs) were made. Options and RSUs were also awarded under a previous plan. Additional information regarding our equity compensation plans appears in Note 1 and Note 9 to our Consolidated Financial Statements. On December 31, 2021 we
also had a stock performance incentive award program pursuant to which shares of our common stock were and may be issued to certain employees with respect to performance. The status of these plans, each of which were previously submitted to and approved by our shareholders, on December 31, 2021 is as follows:

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
2006 Long-Term Incentive Plan	752,254	$61.46	—
2008 Employee Stock Purchase Plan	N/A	N/A	4,189,238
2011 Long-Term Incentive Plan(1)	12,314,563	$156.03	25,210,811
2011 Performance Incentive Award Plan	N/A	N/A	293,449
Total			29,693,498
(1) The 2011 Long-Term Incentive Plan securities to be issued upon exercise include 717,277 RSUs and 202,424 PSUs. The weighted-average exercise prices does not take these awards into account.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption "Corporate Governance" and "Corporate Governance—Certain Relationships and Related Party Transactions" in the 2022 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information under the caption "Proposal 2—Ratification of Appointment of Our Independent Registered Public Accounting Firm" in the 2022 proxy statement is incorporated herein by reference.

Dollar amounts in millions except per share amounts or as otherwise specified.	39

STRYKER CORPORATION 2021 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements
	The following Consolidated Financial Statements are set forth in Part II, Item 8 of this report.
	Report of Independent Registered Public Accounting Firm					20
	Consolidated Statements of Earnings for 2021, 2020 and 2019					22
	Consolidated Statements of Comprehensive Income for 2021, 2020 and 2019					22
	Consolidated Balance Sheets on 2021 and 2020					23
	Consolidated Statements of Shareholders’ Equity for 2021, 2020 and 2019					24
	Consolidated Statements of Cash Flows for 2021, 2020 and 2019					25
	Notes to Consolidated Financial Statements					26

(a) 2.	Financial Statement Schedules
	The Consolidated Financial Statement schedule of Stryker Corporation and its subsidiaries is:
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
			Additions	Deductions
	Description	Balance at Beginning of Period	Charged to Costs & Expenses	Uncollectible Amounts Written Off, Net of Recoveries	Effect of Changes in Foreign Currency Exchange Rates	Balance at End of Period
	DEDUCTED FROM ASSET ACCOUNTS
	Allowance for Doubtful Accounts:
	Year ended December 31, 2021	$131	$61	$23	$2	$167
	Year ended December 31, 2020	$88	$65	$22	$—	$131
	Year ended December 31, 2019	$64	$39	$13	$2	$88

	All other schedules for which provision is made in the applicable accounting regulation of the United States Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) 3.	Exhibits
FORM 10-K—ITEM 15(a) 3. AND ITEM 15(c)
STRYKER CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit 2—	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
(i)
Agreement and Plan of Merger, dated as of August 29, 2018, by and among Stryker Corporation, Austin Merger Sub Corp. and K2M Group Holdings, Inc. — Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated August 30, 2018 (Commission File No. 000-09165).

(ii)
Purchase Agreement, dated as of November 4, 2019, among Stryker Corporation, Stryker B.V. and Wright Medical Group N.V. — Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated November 6, 2019 (Commission File No. 001-13149).

(iii)©
Agreement and Plan of Merger, dated as of January 6, 2022, by and among Stryker Corporation, Voice Merger Sub Corp., and Vocera Communications, Inc. — Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 11, 2022 (Commission File No. 001-13149).

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

Dollar amounts in millions except per share amounts or as otherwise specified.	40

STRYKER CORPORATION 2021 FORM 10-K

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

(xx)	†	Description of Securities

Exhibit 10—		Material contracts
(i)*	†	Form of grant notice and terms and conditions for stock options granted in 2022 under the 2011 Long-Term Incentive Plan.
(ii)*	†	Form of grant notice and terms and conditions for restricted stock units granted in 2022 under the 2011 Long-Term Incentive Plan.
(iii)*	†	Form of grant notice and terms and conditions for performance stock units granted in 2022 under the 2011 Long-Term Incentive Plan.
(iv)*
Form of grant notice and terms and conditions for stock options granted in 2021 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 2020 (Commission File No. 001-13149).

(v)*
Form of grant notice and terms and conditions for restricted stock units granted in 2021 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-K for the year ended December 31, 2020 (Commission File No. 001-13149).

(vi)*
Form of grant notice and terms and conditions for performance stock units granted in 2021 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(iii) to the Company's Form 10-K for the year ended December 31, 2020 (Commission File No. 001-13149).

41

STRYKER CORPORATION 2021 FORM 10-K

(vii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2021 under the 2011 Long-Term Incentive Plan to non-employee directors — Incorporated by reference to Exhibit 10(i) to the Company's Form 10-Q for the quarterly period ended June 30, 2021 (Commission File No. 001-13149).

(viii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2020 under the 2011 Long-Term Incentive Plan to non-employee directors — Incorporated by reference to Exhibit 10(i) to the Company's Form 10-Q for the quarterly period ended June 30, 2020 (Commission File No. 001-13149).

(ix)*
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

(xiii)*
Form of terms and conditions for restricted stock units granted to non-employee directors in 2019 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(v) to the Company's Form 10-K for the year ended December 31, 2019 (Commission File No. 001-13149).

(xiv)*
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

(xviii)*
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

(xxvii)*	Letter Agreement between Stryker Corporation and Glenn Boehnlein — Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated January 26, 2016 (Commission File No. 000-09165).
(xxviii)©
Credit Agreement, dated as of August 19, 2016, among Stryker Corporation and certain subsidiaries, as designated borrowers; the lenders party thereto; and Bank of America, N.A., as administrative agent — Incorporated by reference to Exhibit 4.1 to the Company’s 8-K dated August 23, 2016 (Commission File No. 000-09165).

(xxix)*	Letter Agreement between Stryker Corporation and Timothy J. Scannell — Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 18, 2021 (Commission File No. 001-13149).
(xxx)
Credit Agreement, dated as of October 26, 2021, among Stryker Corporation as borrower; the lenders party thereto; and Wells Fargo Bank, N.A., as administrative agent — Incorporated by reference to Exhibit 10(i) to the Company's Form 10-Q for the quarterly period ended September 30, 2021 (Commission File No. 001-13149).

(xxxi)
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

42

STRYKER CORPORATION 2021 FORM 10-K

(xxxii)
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

Exhibit 21—		Subsidiaries of the registrant
(i)	†	List of Subsidiaries.

Exhibit 23—		Consent of experts and counsel
(i)	†	Consent of Independent Registered Public Accounting Firm.

Exhibit 31—		Rule 13a-14(a) Certifications
(i)	†	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	†	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 32—		18 U.S.C. Section 1350 Certifications
(i)	†	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	†	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 101—		iXBRL (Inline Extensible Business Reporting Language) Documents
101.INS		iXBRL Instance Document
101.SCH		iXBRL Schema Document
101.CAL		iXBRL Calculation Linkbase Document
101.DEF		iXBRL Definition Linkbase Document
101.LAB		iXBRL Label Linkbase Document
101.PRE		iXBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*	Compensation arrangement

†	Furnished with this Form 10-K

©	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Stryker hereby agrees to furnish supplementally a copy of any omitted schedule upon request by the U.S. Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY.
None.

43

STRYKER CORPORATION 2021 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYKER CORPORATION
Date:	February 11, 2022	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the date indicated above on behalf of the registrant and in the capacities indicated.

/s/ KEVIN A. LOBO	/s/ GLENN S. BOEHNLEIN
Kevin A. Lobo	Glenn S. Boehnlein
Chair, Chief Executive Officer and President	Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ WILLIAM E. BERRY JR.
William E. Berry, Jr.
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

/s/ ALLAN C. GOLSTON	/s/ ANDREW K. SILVERNAIL
Allan C. Golston	Andrew K. Silvernail
Lead Independent Director	Director

/s/ MARY K. BRAINERD	/s/ LISA M. SKEETE TATUM
Mary K. Brainerd	Lisa M. Skeete Tatum
Director	Director

/s/ GIOVANNI CAFORIO	/s/ RONDA E. STRYKER
Giovanni Caforio, M.D.	Ronda E. Stryker
Director	Director

/s/ SRIKANT M. DATAR	/s/ RAJEEV SURI
Srikant M. Datar, Ph.D.	Rajeev Suri
Director	Director

/s/ SHERILYN S. MCCOY
Sherilyn S. McCoy
Director

44