Form 10-Q
period 2022-03-31
STRYKER CORP
filed 2022-04-29
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 378,154,080 shares of Common Stock, $0.10 par value, on March 31, 2022.

STRYKER CORPORATION	2022 First Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months
	2022	2021
Net sales	$4,275	$3,953
Cost of sales	1,541	1,444
Gross profit	$2,734	$2,509
Research, development and engineering expenses	413	288
Selling, general and administrative expenses	1,710	1,575
Recall charges	14	6
Amortization of intangible assets	150	181
Total operating expenses	$2,287	$2,050
Operating income	$447	$459
Other income (expense), net	(61)	(92)
Earnings before income taxes	$386	$367
Income taxes	63	65
Net earnings	$323	$302

Net earnings per share of common stock:
Basic	$0.86	$0.80
Diluted	$0.84	$0.79

Weighted-average shares outstanding (in millions):
Basic	377.7	376.3
Effect of dilutive employee stock compensation	5.0	5.4
Diluted	382.7	381.7

Cash dividends declared per share of common stock	$0.695	$0.63
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months
	2022	2021
Net earnings	$323	$302
Other comprehensive income (loss), net of tax:
Marketable securities	(1)	—
Pension plans	(1)	7
Unrealized gains (losses) on designated hedges	1	28
Financial statement translation	53	255
Total other comprehensive income (loss), net of tax	$52	$290
Comprehensive income	$375	$592

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2022 First Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,458	$2,944
Marketable securities	72	75
Accounts receivable, less allowance of $140 ($167 in 2021)	2,991	3,022
Inventories:
Materials and supplies	750	691
Work in process	298	264
Finished goods	2,477	2,359
Total inventories	$3,525	$3,314
Prepaid expenses and other current assets	679	662
Total current assets	$8,725	$10,017
Property, plant and equipment:
Land, buildings and improvements	1,708	1,656
Machinery and equipment	3,824	3,842
Total property, plant and equipment	$5,532	$5,498
Less accumulated depreciation	2,739	2,665
Property, plant and equipment, net	$2,793	$2,833
Goodwill	15,228	12,918
Other intangibles, net	5,430	4,840
Noncurrent deferred income tax assets	1,602	1,760
Other noncurrent assets	2,359	2,263
Total assets	$36,137	$34,631

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,084	$1,129
Accrued compensation	703	1,092
Income taxes	173	192
Dividends payable	263	263
Accrued product liabilities	430	401
Accrued expenses and other liabilities	1,541	1,465
Current maturities of debt	214	7
Total current liabilities	$4,408	$4,549
Long-term debt, excluding current maturities	13,885	12,472
Income taxes	917	913
Other noncurrent liabilities	1,881	1,820
Total liabilities	$21,091	$19,754
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	1,947	1,890
Retained earnings	13,540	13,480
Accumulated other comprehensive loss	(479)	(531)
Total shareholders' equity	$15,046	$14,877
Total liabilities and shareholders' equity	$36,137	$34,631

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2022 First Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months
	2022	2021
Common stock shares outstanding (in millions)
Beginning	377.5	376.1
Issuance of common stock under stock compensation and benefit plans	0.7	0.6
Ending	378.2	376.7

Common stock
Beginning	$38	$38
Issuance of common stock under stock compensation and benefit plans	—	—
Ending	$38	$38
Additional paid-in capital
Beginning	$1,890	$1,741
Issuance of common stock under stock compensation and benefit plans	(14)	(3)
Share-based compensation	71	68
Ending	$1,947	$1,806
Retained earnings
Beginning	$13,480	$12,462
Net earnings	323	302
Cash dividends declared	(263)	(239)
Ending	$13,540	$12,525
Accumulated other comprehensive income (loss)
Beginning	$(531)	$(1,157)
Other comprehensive income (loss)	52	290
Ending	$(479)	$(867)
Total shareholders' equity	$15,046	$13,502

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2022 First Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	2022	2021
Operating activities
Net earnings	$323	$302
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	92	95
Amortization of intangible assets	150	181
Share-based compensation	71	68
Recall charges	14	6
Sale of inventory stepped-up to fair value at acquisition	5	79
Changes in operating assets and liabilities:
Accounts receivable	53	65
Inventories	(229)	(73)
Accounts payable	(52)	(37)
Accrued expenses and other liabilities	(348)	(178)
Recall-related payments	(9)	(8)
Income taxes	(3)	6
Other, net	136	(54)
Net cash provided by operating activities	$203	$452
Investing activities
Acquisitions, net of cash acquired	(2,563)	(27)
Purchases of marketable securities	(9)	(5)
Proceeds from sales of marketable securities	11	12
Purchases of property, plant and equipment	(119)	(83)
Other investing, net	(2)	7
Net cash used in investing activities	$(2,682)	$(96)
Financing activities
Proceeds (payments) on short-term borrowings, net	(170)	2
Proceeds from issuance of long-term debt	1,500	5
Payments on long-term debt	—	(750)
Payments of dividends	(262)	(238)
Cash paid for taxes from withheld shares	(72)	(53)
Other financing, net	(3)	(19)
Net cash provided by (used in) financing activities	$993	$(1,053)
Effect of exchange rate changes on cash and cash equivalents	—	(8)
Change in cash and cash equivalents	$(1,486)	$(705)
Cash and cash equivalents at beginning of period	2,944	2,943
Cash and cash equivalents at end of period	$1,458	$2,238

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2022 First Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," "us" or "our") on March 31, 2022 and the results of operations for the three months 2022. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2021.
New Accounting Pronouncements Not Yet Adopted
We evaluate all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our Consolidated Financial Statements.
New Accounting Pronouncements Recently Adopted
On January 1, 2022 we adopted ASU 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers. The adoption of this update did not have a material impact on our Consolidated Financial Statements.
NOTE 2 - REVENUE RECOGNITION
Our policies for recognizing sales have not changed from those described in our Annual Report on Form 10-K for 2021.
We disaggregate our net sales by product line and geographic location for each of our segments as we believe it best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.

Net Sales by Product Line
	Three Months
	2022	2021
MedSurg and Neurotechnology:
Instruments	$528	$469
Endoscopy	538	469
Medical	664	622
Neurovascular	301	289
Neuro Cranial	323	281
Other	69	61
	$2,423	$2,191
Orthopaedics and Spine:
Knees	$464	$412
Hips	327	309
Trauma and Extremities	685	640
Spine	279	278
Other	97	123
	$1,852	$1,762
Total	$4,275	$3,953

Net Sales by Geography
	Three Months 2022		Three Months 2021
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$414	$114	$355	$114
Endoscopy	418	120	354	115
Medical	525	139	473	149
Neurovascular	110	191	111	178
Neuro Cranial	264	59	224	57
Other	68	1	60	1
	$1,799	$624	$1,577	$614
Orthopaedics and Spine:
Knees	$345	$119	$294	$118
Hips	202	125	186	123
Trauma and Extremities	487	198	440	200
Spine	200	79	193	85
Other	72	25	94	29
	$1,306	$546	$1,207	$555
Total	$3,105	$1,170	$2,784	$1,169
Contract Assets and Liabilities
On March 31, 2022 and December 31, 2021 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $635 and $529 on March 31, 2022 and December 31, 2021.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2022	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(155)	$40	$(416)	$(531)
OCI	(1)	(4)	4	86	85
Income taxes	—	2	(2)	(25)	(25)
Reclassifications to:
Other (income) expense	—	2	(1)	(11)	(10)
Income taxes	—	(1)	—	3	2
Net OCI	$(1)	$(1)	$1	$53	$52
Ending	$(1)	$(156)	$41	$(363)	$(479)

Three Months 2021	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(259)	$(10)	$(885)	$(1,157)
OCI	—	8	27	273	308
Income taxes	—	(4)	(8)	(12)	(24)
Reclassifications to:
Cost of sales	—	—	1	—	1
Other (income) expense	—	4	10	(8)	6
Income taxes	—	(1)	(2)	2	(1)
Net OCI	$—	$7	$28	$255	$290
Ending	$(3)	$(252)	$18	$(630)	$(867)
NOTE 4 - DERIVATIVE INSTRUMENTS
We use operational and economic hedges, foreign currency exchange forward contracts, net investment hedges (both derivative and non-derivative financial instruments) and interest rate derivative instruments to manage the impact of currency

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2022 First Quarter Form 10-Q
exchange and interest rate fluctuations on earnings, cash flow and equity. We do not enter into derivative instruments for speculative purposes. We are exposed to potential credit loss in the event of nonperformance by our counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum loss exposure is the asset balance of the instrument. We have not changed our hedging strategies, accounting practices or objectives from those disclosed in our Annual Report on Form 10-K for 2021.
Foreign Currency Hedges

March 2022	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$711	$2,224	$3,993	$6,928
Maximum term in years				4.6
Fair value:
Other current assets	$16	$49	$33	$98
Other noncurrent assets	1	74	—	75
Other current liabilities	(7)	—	(29)	(36)
Other noncurrent liabilities	(1)	—	—	(1)
Total fair value	$9	$123	$4	$136

December 2021	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$973	$2,266	$5,512	$8,751
Maximum term in years				4.9
Fair value:
Other current assets	$15	$39	$92	$146
Other noncurrent assets	1	65	—	66
Other current liabilities	(7)	—	(10)	(17)
Total fair value	$9	$104	$82	$195
We had €2.0 billion at March 31, 2022 and December 31, 2021 in certain foreign currency forward contracts designated as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €4.4 billion at March 31, 2022 and December 31, 2021 of senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
On March 31, 2022 the total after tax gain (loss) in AOCI related to designated net investment hedges was $42.
Net Currency Exchange Rate Gains (Losses)

Derivative		Three Months
instrument:	Recorded in:	2022	2021
Cash Flow	Cost of sales	$—	$(1)
Net Investment	Other income (expense), net	11	8
Non-Designated	Other income (expense), net	1	(2)
	Total	$12	$5
Pretax gains (losses) on derivatives designated as cash flow hedges of $13 and net investment hedges of $34 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense), net in earnings within 12 months as of March 31, 2022. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
Pretax gains of $5 recorded in AOCI related to other interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to other income (expense), net in earnings within 12 months of March 31, 2022. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2021.
There were no significant transfers into or out of any level of the fair value hierarchy in 2022.

Assets Measured at Fair Value	March	December
	2022	2021
Cash and cash equivalents	$1,458	$2,944
Trading marketable securities	182	193
Level 1 - Assets	$1,640	$3,137
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$49	$48
Foreign government debt securities	2	2
United States agency debt securities	5	5
United States Treasury debt securities	14	19
Certificates of deposit	2	1
Total available-for-sale marketable securities	$72	$75
Foreign currency exchange forward contracts	173	212
Level 2 - Assets	$245	$287
Total assets measured at fair value	$1,885	$3,424

Liabilities Measured at Fair Value	March	December
	2022	2021
Deferred compensation arrangements	$182	$193
Level 1 - Liabilities	$182	$193
Foreign currency exchange forward contracts	$37	$17
Level 2 - Liabilities	$37	$17
Contingent consideration:
Beginning	$306	$393
Additions	—	62
Change in estimate	(17)	(1)
Settlements	(4)	(148)
Ending	$285	$306
Level 3 - Liabilities	$285	$306
Total liabilities measured at fair value	$504	$516

Fair Value of Available for Sale Securities by Maturity
	March 2022	December 2021
Due in one year or less	$40	$36
Due after one year through three years	$32	$39
On March 31, 2022 and December 31, 2021 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income was $15 and $17 in the three months 2022 and 2021, which was recorded in other income (expense), net.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2022 First Quarter Form 10-Q
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
In April 2022 the United States District Court for the District of Delaware issued a judgment following a jury verdict in favor of PureWick Corporation (PureWick) for its 2019 complaint seeking patent infringement damages related to our PrimaFit and PrimoFit products. The court awarded damages and we recorded charges of $28 in March 2022. If PureWick seeks enhancement of the judgment and is successful, the judgment could total approximately $100 and include an injunction against future sales. We intend to appeal the outcome of this case.
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
In August 2016 and May 2018 we voluntarily recalled certain lot-specific sizes and offsets of LFIT Anatomic CoCr V40 Femoral Heads. Product liability lawsuits and claims relating to this voluntary recall have been filed against us. In November 2018 we entered into a settlement agreement to resolve a significant number of claims and lawsuits related to the recalls. In April 2022 we executed a second agreement to resolve a significant number of claims and lawsuits related to the recalls. The specific terms of the settlement agreement, including the financial terms, are confidential.
With the acquisition of Wright Medical Group N.V. (Wright) in November 2020, we are responsible for certain product liability claims, primarily related to certain hip products sold by Wright prior to its 2014 divestiture of the OrthoRecon business. We will continue to evaluate each claim and the possible loss we may incur.
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of these matters. For the three months 2022 we have recorded charges of $14 and made payments of $9, primarily related to Wright hip products. Based on the information that has been received, we have estimated the remaining range of probable loss related to recall matters globally to be approximately $385 to $520. We have recorded reserves representing the remaining minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly, the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.

Leases	March	December
	2022	2021
Right-of-use assets	$490	$419
Lease liabilities, current	$129	$112
Lease liabilities, non-current	$370	$310

Other information:
Weighted-average remaining lease term	5.5 years	5.4 years
Weighted-average discount rate	2.65%	2.86%

	Three Months
	2022	2021
Operating lease cost	$31	$36
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. The aggregate purchase price of our acquisitions, net of cash acquired was $2,563 and $31 in the three months 2022 and 2021.
In February 2022 we completed the acquisition of Vocera Communications, Inc. (Vocera) for $79.25 per share, or an aggregate purchase price of $2.6 billion, net of cash acquired ($3.0 billion including convertible notes). Vocera is a leader in the digital care coordination and communication category. Vocera is part of our Medical business within MedSurg and Neurotechnology. Goodwill attributable to the acquisition reflects the strategic benefits of expanding our presence in adjacent markets, diversifying our product portfolio, advancing innovations, and accelerating our digital aspirations. This goodwill is not deductible for tax purposes.
In the three months 2022 note holders elected to redeem the 1.50% and 0.50% convertible notes assumed in the Vocera acquisition for $101 and $324. These repayments are classified as financing activities in the Consolidated Statements of Cash Flows.
Share-based awards for Vocera employees vested upon our acquisition and a charge of $132 was recorded in selling, general and administrative expenses.

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2022 First Quarter Form 10-Q
Purchase price allocations for our significant acquisitions are:

Purchase Price Allocation of Acquired Net Assets
2022	Vocera
Tangible assets and liabilities:
Accounts receivable	$33
Inventory	13
Deferred income tax assets	70
Other assets	92
Debt	(425)
Deferred income tax liabilities	(183)
Other liabilities	(115)
Intangible assets:
Customer and distributor relationships	550
Developed technology and patents	178
Trade name	18
Goodwill	2,332
Purchase price, net of cash acquired of $281	$2,563
Weighted-average life of intangible assets	13
Purchase price allocations for Vocera were based on preliminary valuations, primarily related to intangible assets and deferred income taxes. Our estimates and assumptions are subject to change within the measurement period.

Consolidated Estimated Amortization Expense
Remainder of 2022	2023	2024	2025	2026
$484	$624	$594	$573	$515
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on March 31, 2022.
In February 2022 we entered into a $1.5 billion term loan agreement that matures on February 22, 2025 and bears interest at a base rate based on the Term Secured Overnight Financing Rate (SOFR) plus 0.725%.
In the first quarter of 2022 our Board of Directors approved an increase to the maximum amount of commercial paper that can be outstanding from $1,500 to $2,250.
On March 31, 2022 we had $195 outstanding under our commercial paper programs which allows for maturities up to 397 days from the date of issuance.

Summary of Total Debt		March 2022	December 2021
Rate	Due
Senior unsecured notes:
1.125%	November 30, 2023	$610	$622
0.600%	December 1, 2023	594	598
3.375%	May 15, 2024	598	593
0.250%	December 3, 2024	941	958
1.150%	June 15, 2025	646	645
3.375%	November 1, 2025	748	748
3.500%	March 15, 2026	994	994
2.125%	November 30, 2027	829	845
3.650%	March 7, 2028	597	597
0.750%	March 1, 2029	885	901
1.950%	June 15, 2030	990	990
2.625%	November 30, 2030	714	727
1.000%	December 3, 2031	824	840
4.100%	April 1, 2043	392	392
4.375%	May 15, 2044	395	395
4.625%	March 15, 2046	982	982
2.900%	June 15, 2050	642	642
Term loan	February 22, 2025	1,500	—
Commercial paper		195	—
Other		23	10
Total debt		$14,099	$12,479
Less current maturities of debt		214	7
Total long-term debt		$13,885	$12,472

		March 2022	December 2021
Unamortized debt issuance costs		$59	$62
Borrowing capacity on existing facilities		$2,162	$2,162
Fair value of senior unsecured notes		$12,369	$13,391
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
NOTE 9 - INCOME TAXES
Our effective tax rates were 16.3% and 17.7% in the three months 2022 and 2021. The change in the effective income tax rate for the three months was primarily due to lower tax expense from our operating structure and current profit mix.
We are routinely audited by income tax authorities in the jurisdictions we operate. It is reasonably possible within the next 12 months that uncertain tax positions, excluding interest, could decrease by as much as $175 as a result of the resolution of tax matters.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2022 First Quarter Form 10-Q
NOTE 10 - SEGMENT INFORMATION
As previously disclosed, effective December 31, 2021 we changed our reportable business segments to (i) MedSurg and Neurotechnology and (ii) Orthopaedics and Spine to align to our new internal reporting structure.

	Three Months
	2022	2021
MedSurg and Neurotechnology	$2,423	$2,191
Orthopaedics and Spine	1,852	1,762
Net sales	$4,275	$3,953
MedSurg and Neurotechnology	$611	$635
Orthopaedics and Spine	522	455
Segment operating income	$1,133	$1,090
Items not allocated to segments:
Corporate and other	$(199)	$(162)
Acquisition and integration-related costs	(149)	(249)
Amortization of intangible assets	(150)	(181)
Restructuring-related and other charges	(109)	(14)
Medical device regulations	(28)	(19)
Recall-related matters	(14)	(6)
Regulatory and legal matters	(37)	—
Consolidated operating income	$447	$459
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2021, other than the addition of the assets acquired in the Vocera acquisition which are included in the MedSurg and Neurotechnology segment.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2022 First Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Some of our products are particularly sensitive to reductions in elective medical procedures. During the quarter we saw a partial recovery of elective procedures and accelerated sales momentum as the impact of the COVID-19 pandemic has eased in the United States and Europe; however, our sales growth in certain of our products has been constrained by the continuing supply chain challenges and electronic component shortages, especially impacting the capital products in our MedSurg businesses.
Russia and Ukraine Conflict
The military conflict in Russia and Ukraine and the sanctions imposed by the United States government and other nations in response to this conflict have caused significant volatility and disruptions to the global markets. Given that we provide life-saving and life-enhancing products, we plan to continue operating in Russia provided we can safely do so. During the three months 2022 net sales in Russia were approximately 0.1% of our revenues. Although Russia does not constitute a material portion of our business, there is uncertainty around the impact it will have on the global economy, supply chains and fuel prices generally, and therefore our business. Refer to Part II, Item 1A. "Risk Factors" for further details.
China Volume-Based Procurement and Import Purchase Evaluation
The government in China has launched regional and national programs for volume-based procurement ("VBP") of high-value medical consumables to reduce healthcare costs. Each VBP program has specific requirements to award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders may be guaranteed sales volume for certain products, while unsuccessful bidders may lose unit sales volume. The prices required for a successful bid have negatively impacted our existing commercial operations of joint replacement and trauma products in China. To date our other businesses have not been significantly impacted, but may be in the future. We do not expect any significant impairments related to further VBP programs. China has also issued national guiding standards for Import Purchase Evaluation (IPE) which has increased the purchase of locally sourced equipment in China's public hospitals and is impacting our MedSurg business in China. Our business in China represented approximately 2.5% of our revenues for the three months 2022.
Overview of the Three Months
In the three months 2022 we achieved sales growth of 8.1% from 2021. Excluding the impact of acquisitions and divestitures sales grew 9.2% in constant currency. We reported operating income margin of 10.5%, net earnings of $323 and net earnings per diluted share of $0.84. Excluding the impact of certain items, adjusted operating income margin(1) contracted by 170 basis points to 21.8%, with adjusted net earnings(1) of $752 and adjusted net earnings per diluted share(1) of $1.97 representing growth of 2.1%.
Recent Developments
In February 2022 we entered into a $1.5 billion term loan agreement that matures on February 22, 2025 and bears interest at a base rate based on the Term Secured Overnight Financing Rate (SOFR) plus 0.725%.
In February 2022 we completed the acquisition of Vocera Communications, Inc. (Vocera) for $79.25 per share, or an aggregate purchase price of $2.6 billion, net of cash acquired ($3.0 billion including convertible notes). Vocera is a leader in the digital care coordination and communication category. Vocera is part of our Medical business within MedSurg and Neurotechnology. Goodwill attributable to the acquisition reflects the strategic benefits of expanding our presence in adjacent markets, diversifying our product portfolio, advancing innovations, and accelerating our digital aspirations. Refer to Note 7 to our Consolidated Financial Statements for further information.
Effective April 1, 2022 our subsidiaries in Turkey will begin accounting for their operations as highly inflationary, as required by United States Generally Accepted Accounting Principles, as the cumulative three year inflation rate in Turkey exceeded 100% in March 2022. We do not expect this change to have a material impact on our Consolidated Financial Statements. During the three months 2022 net sales in Turkey were less than 0.5% of our revenues.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2022 First Quarter Form 10-Q

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months
			Percent Net Sales		Percentage
	2022	2021	2022	2021	Change
Net sales	$4,275	$3,953	100.0%	100.0%	8.1%
Gross profit	2,734	2,509	64.0	63.5	9.0
Research, development and engineering expenses	413	288	9.7	7.3	43.4
Selling, general and administrative expenses	1,710	1,575	40.0	39.8	8.6
Recall charges	14	6	0.3	0.2	nm
Amortization of intangible assets	150	181	3.5	4.6	(17.1)
Other income (expense), net	(61)	(92)	(1.4)	(2.3)	(33.7)
Income taxes	63	65	nm	nm	(3.1)
Net earnings	$323	$302	7.6%	7.6%	7.0%

Net earnings per diluted share	$0.84	$0.79			6.3%
Adjusted net earnings per diluted share(1)	$1.97	$1.93			2.1%

nm - not meaningful

Geographic and Segment Net Sales	Three Months
			Percentage Change
	2022	2021	As Reported	Constant Currency
Geographic:
United States	$3,105	$2,784	11.5%	11.5%
International	1,170	1,169	0.1	6.0
Total	$4,275	$3,953	8.1%	9.9%
Segment:
MedSurg and Neurotechnology	$2,423	$2,191	10.6%	12.1%
Orthopaedics and Spine	1,852	1,762	5.1	7.2
Total	$4,275	$3,953	8.1%	9.9%

Supplemental Net Sales Growth Information
	Three Months
			Percentage Change
					United States	International
	2022	2021	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$528	$469	12.6%	14.1%	16.6%	0.2%	6.2%
Endoscopy	538	469	14.8	16.7	18.1	4.8	12.2
Medical	664	622	6.8	7.9	11.0	(6.7)	(2.4)
Neurovascular	301	289	3.9	6.5	(1.4)	7.2	11.5
Neuro Cranial	323	281	15.1	16.2	18.1	3.5	8.8
Other	69	61	12.3	12.3	11.8	45.7	46.1
	$2,423	$2,191	10.6%	12.1%	14.0%	1.8%	7.0%
Orthopaedics and Spine:
Knees	$464	$412	12.5%	14.6%	17.5%	0.1%	7.3%
Hips	327	309	5.9	8.6	8.5	1.9	8.7
Trauma and Extremities	685	640	7.1	9.0	10.6	(0.9)	5.3
Spine	279	278	0.1	1.8	3.7	(8.0)	(2.5)
Other	97	123	(20.4)	(18.9)	(23.3)	(10.9)	(4.2)
	$1,852	$1,762	5.1%	7.2%	8.2%	(1.7)%	4.8%
Total	$4,275	$3,953	8.1%	9.9%	11.5%	0.1%	6.0%

Consolidated Net Sales
Consolidated net sales increased 8.1% in the three months 2022 as reported and 9.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.8%. Excluding the 0.7% impact of acquisitions and divestitures, net sales in constant currency increased by 10.2% from increased unit volume partially offset by 1.0% due to lower prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology products and most Orthopaedics and Spine products.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales increased 10.6% in the three months 2022 as reported and 12.1% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.5%. Excluding the 1.3% impact of acquisitions, net sales in constant currency increased by 10.8% from increased unit volume. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology products.
Orthopaedics and Spine Net Sales
Orthopaedics and Spine net sales increased 5.1% in the three months 2022 as reported and 7.2% in constant currency, as foreign currency exchange rates negatively impacted net sales by

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2022 First Quarter Form 10-Q
2.1%. Net sales in constant currency increased 9.5% from increased unit volume partially offset by 2.3% from lower prices. The unit volume increase was due to higher shipments of hips, knees, trauma and extremities and spine products.
Gross Profit
Gross profit as a percentage of sales in the three months 2022 increased to 64.0% from 63.5% in 2021. Excluding the impact of the items noted below, gross profit decreased to 64.1% of sales in the three months 2022 from 65.4% in 2021 due to increased costs from inflationary pressures, primarily related to labor, electronic components, steel and transportation.

			Percent Net Sales
Three Months	2022	2021	2022	2021
Reported	$2,734	$2,509	64.0%	63.5%
Inventory stepped-up to fair value	5	79	0.1	2.0
Restructuring-related and other charges	2	(2)	—	(0.1)
Medical device regulations	—	1	—	—
Adjusted	$2,741	$2,587	64.1%	65.4%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $125 or 43.4% in the three months 2022 and increased as a percentage of sales to 9.7% from 7.3% in 2021. Excluding the impact of the items noted below, expenses increased to 7.2% of sales in 2022 from 6.8% in 2021.
The increases for the three months are due to disciplined ramp up in spending to facilitate our growth and new product development, investments in new technologies, integration of recent acquisitions and the write-off of certain intangible assets.

			Percent Net Sales
Three Months	2022	2021	2022	2021
Reported	$413	$288	9.7%	7.3%
Restructuring-related and other charges	(79)	—	(1.8)	—
Medical device regulations	(28)	(18)	(0.7)	(0.5)
Adjusted	$306	$270	7.2%	6.8%
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $135 or 8.6% in the three months 2022 and increased as a percentage of sales to 40.0% from 39.8% in 2021. Excluding the impact of the items noted below, expenses decreased to 35.1% of sales in 2022 from 35.2% in 2021. Share-based awards for Vocera employees vested upon our acquisition and a charge of $132 was recorded.

			Percent Net Sales
Three Months	2022	2021	2022	2021
Reported	$1,710	$1,575	40.0%	39.8%
Other acquisition and integration-related	(144)	(170)	(3.3)	(4.2)
Restructuring-related and other charges	(28)	(15)	(0.7)	(0.4)
Regulatory and legal matters	(37)	—	(0.9)	—
Adjusted	$1,501	$1,390	35.1%	35.2%
Recall Charges
Recall charges were $14 in the three months 2022 and $6 in the three months 2021. Charges were primarily due to the previously disclosed Wright hip products. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $150 and $181 in the three months 2022 and 2021. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating income decreased $12 to 10.5% of sales in the three months 2022 from 11.6% of sales in 2021. Excluding the impact of the items noted below, operating income decreased to 21.8% of sales in 2022 from 23.5% in 2021 primarily due to higher costs from inflationary pressures.

			Percent Net Sales
Three Months	2022	2021	2022	2021
Reported	$447	$459	10.5%	11.6%
Inventory stepped-up to fair value	5	79	0.1	2.0
Other acquisition and integration-related	144	170	3.3	4.2
Amortization of purchased intangible assets	150	181	3.5	4.6
Restructuring-related and other charges	109	14	2.5	0.4
Medical device regulations	28	19	0.7	0.5
Recall-related matters	14	6	0.3	0.2
Regulatory and legal matters	37	—	0.9	—
Adjusted	$934	$928	21.8%	23.5%
Other Income (Expense), Net
Other income (expense), net was ($61) and ($92) in the three months 2022 and 2021. The decrease in net expense in 2022 was primarily due to favorable investment returns, favorable foreign exchange rates, and decreased interest expense driven by the repayment of senior unsecured notes that were due March 15, 2021 and the June 2021 repayment of the term loan due November 2023.
Income Taxes
Our effective tax rates were 16.3% and 17.7% in the three months 2022 and 2021. The change in the effective income tax rate for the three months was primarily due to lower tax expense from our operating structure and current profit mix.
We are routinely audited by income tax authorities in the jurisdictions we operate. It is reasonably possible within the next 12 months that uncertain tax positions, excluding interest, could decrease by as much as $175 as a result of the resolution of tax matters.
Net Earnings
Net earnings increased to $323 or $0.84 per diluted share in the three months 2022 from $302 or $0.79 per diluted share in 2021. Adjusted net earnings per diluted share(1) increased to $1.97 in 2022 from $1.93 in 2021. The impact of foreign currency exchange rates reduced net earnings per diluted share by approximately $0.09 in 2022 and increased net earnings per diluted share by approximately $0.06 in 2021.

			Percent Net Sales
Three Months	2022	2021	2022	2021
Reported	$323	$302	7.6%	7.6%
Inventory stepped-up to fair value	4	60	0.1	1.5
Other acquisition and integration-related	105	129	2.4	3.3
Amortization of purchased intangible assets	115	151	2.6	3.8
Restructuring-related and other charges	84	18	1.9	0.5
Medical device regulations	24	16	0.6	0.4
Recall-related matters	11	5	0.3	0.1
Regulatory and legal matters	28	—	0.7	—
Tax matters	58	56	1.4	1.4
Adjusted	$752	$737	17.6%	18.6%

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2022 First Quarter Form 10-Q
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
3.Restructuring-related and other charges. Costs associated with the termination of sales relationships in certain countries, workforce reductions, elimination of product lines, certain long-lived and intangible asset write-offs and impairments and associated costs and other restructuring-related activities.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2022 First Quarter Form 10-Q

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2022	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,734	$1,710	$413	$447	$(61)	$323	16.3%	$0.84
Reported percent net sales	64.0%	40.0%	9.7%	10.5%	(1.4)%	7.6%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	5	—	—	5	—	4	0.1	0.01
Other acquisition and integration-related	—	(144)	—	144	—	105	4.9	0.27
Amortization of purchased intangible assets	—	—	—	150	—	115	3.6	0.30
Restructuring-related and other charges	2	(28)	(79)	109	—	84	2.5	0.22
Medical device regulations	—	—	(28)	28	—	24	0.2	0.06
Recall-related matters	—	—	—	14	—	11	0.4	0.04
Regulatory and legal matters	—	(37)	—	37	—	28	1.0	0.08
Tax matters	—	—	—	—	—	58	(15.1)	0.15
Adjusted	$2,741	$1,501	$306	$934	$(61)	$752	13.9%	$1.97
Adjusted percent net sales	64.1%	35.1%	7.2%	21.8%	(1.4)%	17.6%

Three Months 2021	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,509	$1,575	$288	$459	$(92)	$302	17.7%	$0.79
Reported percent net sales	63.5%	39.8%	7.3%	11.6%	(2.3)%	7.6%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	79	—	—	79	—	60	2.3	0.16
Other acquisition and integration-related	—	(170)	—	170	—	129	5.1	0.34
Amortization of purchased intangible assets	—	—	—	181	—	151	2.2	0.40
Restructuring-related and other charges	(2)	(15)	—	14	11	18	1.0	0.05
Medical device regulations	1	—	(18)	19	—	16	0.3	0.04
Recall-related matters	—	—	—	6	—	5	(0.5)	0.01
Regulatory and legal matters	—	—	—	—	—	—	—	—
Tax matters	—	—	—	—	—	56	(15.1)	0.14
Adjusted	$2,587	$1,390	$270	$928	$(81)	$737	13.0%	$1.93
Adjusted percent net sales	65.4%	35.2%	6.8%	23.5%	(2.0)%	18.6%

FINANCIAL CONDITION AND LIQUIDITY

Three Months	2022	2021
Net cash provided by operating activities	$203	$452
Net cash used in investing activities	(2,682)	(96)
Net cash provided by (used in) financing activities	993	(1,053)
Effect of exchange rate changes on cash and cash equivalents	—	(8)
Change in cash and cash equivalents	$(1,486)	$(705)
Operating Activities
Cash provided by operating activities was $203 and $452 in the three months 2022 and 2021. The decrease was primarily due to changes in working capital.
Investing Activities
Cash used in investing activities was $2,682 and $96 in the three months 2022 and 2021. The increase in cash used in 2022 was primarily due to increased payments for acquisitions.
Financing Activities
Cash provided by (used in) financing activities was $993 and ($1,053) in the three months 2022 and 2021. Cash provided in 2022 was primarily driven by the issuance of a $1,500 term loan used to fund the Vocera acquisition and the issuance of commercial paper, partially offset by the payment of dividends. Cash used by financing activities in the three months 2021 was primarily due to debt repayments of $750 in March 2021. We did not repurchase any shares in the three months 2022 or 2021.

Three Months	2022	2021
Total dividends paid to common shareholders	$262	$238
Liquidity
Cash, cash equivalents and marketable securities were $1,530 and $3,019 on March 31, 2022 and December 31, 2021. Current
assets exceeded current liabilities by $4,317 and $5,468 on March 31, 2022 and December 31, 2021. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines.
We raised funds in the capital markets in the past and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 44% on March 31, 2022 compared to 26% on December 31, 2021.
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for 2021.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2022 First Quarter Form 10-Q
other matters. Refer to Note 6 to our Consolidated Financial Statements for further information.
FORWARD-LOOKING STATEMENTS
This report contains statements referring to us that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "goal," "strategy" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict, including uncertainties related to the impact of the COVID-19 pandemic on our operations and financial results. Therefore, actual results could differ materially and adversely from these forward-looking statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for 2021. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for 2021. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions or circumstances on which those expectations may be based, or that affect the likelihood that actual results will differ from those contained in the forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We consider our greatest potential areas of market risk exposure to be exchange rate risk and the impacts of the COVID-19 pandemic on our operations and financial results. Quantitative and qualitative disclosures about exchange rate risk are included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for 2021. There were no material changes from the information provided therein. We are not able to quantify the impacts of the COVID-19 pandemic on our financial results. Qualitative disclosures about the COVID-19 pandemic are included in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q and Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on March 31, 2022. Based on that evaluation, the
Certifying Officers concluded the Company's disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial reporting during the three months 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In February 2022, we completed the acquisition of Vocera and are currently integrating Vocera into our operations, compliance programs and internal control processes. Vocera constituted approximately 8.5% of our total assets as of March 31, 2022, including the goodwill and intangible assets recorded as part of the purchase price allocation and less than 1% of our net sales in the three months ended March 31, 2022. United States Securities and Exchange Commission guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. We have excluded the acquired operations of Vocera from our assessment of the Company's internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for 2021, except for the addition of the following risk factor:
The ongoing conflict between Russia and Ukraine, and the global response to it, may adversely affect our business and results of operations: The military conflict between Russia and Ukraine has resulted in the implementation of sanctions by the United States and other governments against Russia and has caused significant volatility and disruptions to the global markets. It is not possible to predict the short- and long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, supply chain challenges and adverse effects on currency exchange rates and financial markets. In addition, the United States government reported that United States sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against United States companies. These increased threats could pose risks to the security of our Information Technology systems, networks and product offerings, as well as the confidentiality, availability and integrity of our data. Further, if the conflict develops beyond Ukraine or further intensifies, it could have an adverse impact on our operations in Poland or other affected areas. We are continuing to monitor the situation in Ukraine and globally as well as assess its potential impact on our business. Although Russia does not constitute a material portion of our business, a significant escalation or further expansion of the conflict's current scope or related disruptions to the global markets could have a material adverse effect on our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 10,587 shares of our common stock in the three months 2022 as performance incentive awards to employees. These shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the three months 2022 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of March 31, 2022.

ITEM 6.	EXHIBITS

2(i)**
Agreement and Plan of Merger, dated as of January 6, 2022, by and among Stryker Corporation, Voice Merger Sub Corp., and Vocera Communications, Inc. — Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated January 11, 2022 (Commission File No. 001-13149).

10(i)
Term Loan Agreement, dated as of February 22, 2022, among Stryker Corporation, as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent — Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated February 25, 2022 (Commission File No. 001-13149).

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
* Furnished with this Form 10-Q
** Schedules have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. Stryker Corporation hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the United States Securities and Exchange Commission.

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2022 First Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	April 29, 2022	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair, Chief Executive Officer and President

Date:	April 29, 2022	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

17