Form 10-Q
period 2022-06-30
STRYKER CORP
filed 2022-07-27
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 378,320,706 shares of Common Stock, $0.10 par value, on June 30, 2022.

STRYKER CORPORATION	2022 Second Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Six Months
	2022	2021	2022	2021
Net sales	$4,493	$4,294	$8,768	$8,247
Cost of sales	1,667	1,522	3,208	2,966
Gross profit	$2,826	$2,772	$5,560	$5,281
Research, development and engineering expenses	351	310	764	598
Selling, general and administrative expenses	1,539	1,505	3,249	3,080
Recall charges	4	76	18	82
Amortization of intangible assets	160	149	310	330
Total operating expenses	$2,054	$2,040	$4,341	$4,090
Operating income	$772	$732	$1,219	$1,191
Other income (expense), net	(52)	(70)	(113)	(162)
Earnings before income taxes	$720	$662	$1,106	$1,029
Income taxes	64	70	127	135
Net earnings	$656	$592	$979	$894

Net earnings per share of common stock:
Basic	$1.73	$1.57	$2.59	$2.37
Diluted	$1.72	$1.55	$2.56	$2.34

Weighted-average shares outstanding (in millions):
Basic	378.3	376.9	378.0	376.6
Effect of dilutive employee stock compensation	3.9	5.4	4.5	5.4
Diluted	382.2	382.3	382.5	382.0

Cash dividends declared per share of common stock	$0.695	$0.63	$1.39	$1.26
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were 4.5 for the three months 2022 and de minimis in all other periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Six Months
	2022	2021	2022	2021
Net earnings	$656	$592	$979	$894
Other comprehensive income (loss), net of tax:
Marketable securities	—	—	(1)	—
Pension plans	8	(4)	7	3
Unrealized gains (losses) on designated hedges	24	8	25	36
Financial statement translation	161	(80)	214	175
Total other comprehensive income (loss), net of tax	$193	$(76)	$245	$214
Comprehensive income	$849	$516	$1,224	$1,108

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2022 Second Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,044	$2,944
Marketable securities	83	75
Accounts receivable, less allowance of $144 ($167 in 2021)	3,145	3,022
Inventories:
Materials and supplies	790	691
Work in process	315	264
Finished goods	2,644	2,359
Total inventories	$3,749	$3,314
Prepaid expenses and other current assets	804	662
Total current assets	$8,825	$10,017
Property, plant and equipment:
Land, buildings and improvements	1,662	1,656
Machinery and equipment	3,887	3,842
Total property, plant and equipment	$5,549	$5,498
Less accumulated depreciation	2,746	2,665
Property, plant and equipment, net	$2,803	$2,833
Goodwill	15,115	12,918
Other intangibles, net	5,245	4,840
Noncurrent deferred income tax assets	1,625	1,760
Other noncurrent assets	2,419	2,263
Total assets	$36,032	$34,631

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,160	$1,129
Accrued compensation	779	1,092
Income taxes	300	192
Dividends payable	263	263
Accrued product liabilities	400	401
Accrued expenses and other liabilities	1,495	1,465
Current maturities of debt	7	7
Total current liabilities	$4,404	$4,549
Long-term debt, excluding current maturities	13,374	12,472
Income taxes	787	913
Other noncurrent liabilities	1,793	1,820
Total liabilities	$20,358	$19,754
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	1,989	1,890
Retained earnings	13,933	13,480
Accumulated other comprehensive loss	(286)	(531)
Total shareholders' equity	$15,674	$14,877
Total liabilities and shareholders' equity	$36,032	$34,631

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2022 Second Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months		Six Months
	2022	2021	2022	2021
Common stock shares outstanding (in millions)
Beginning	378.2	376.7	377.5	376.1
Issuance of common stock under stock compensation and benefit plans	0.1	0.4	0.8	1.0
Ending	378.3	377.1	378.3	377.1

Common stock
Beginning	$38	$38	$38	$38
Issuance of common stock under stock compensation and benefit plans	—	—	—	—
Ending	$38	$38	$38	$38
Additional paid-in capital
Beginning	$1,947	$1,806	$1,890	$1,741
Issuance of common stock under stock compensation and benefit plans	6	(1)	(8)	(4)
Share-based compensation	36	39	107	107
Ending	$1,989	$1,844	$1,989	$1,844
Retained earnings
Beginning	$13,540	$12,525	$13,480	$12,462
Net earnings	656	592	979	894
Cash dividends declared	(263)	(236)	(526)	(475)
Ending	$13,933	$12,881	$13,933	$12,881
Accumulated other comprehensive income (loss)
Beginning	$(479)	$(867)	$(531)	$(1,157)
Other comprehensive income (loss)	193	(76)	245	214
Ending	$(286)	$(943)	$(286)	$(943)
Total shareholders' equity	$15,674	$13,820	$15,674	$13,820

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2022 Second Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	2022	2021
Operating activities
Net earnings	$979	$894
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	185	187
Amortization of intangible assets	310	330
Asset impairments	—	3
Share-based compensation	107	107
Recall charges	18	82
Sale of inventory stepped-up to fair value at acquisition	12	137
Changes in operating assets and liabilities:
Accounts receivable	(159)	(24)
Inventories	(523)	(128)
Accounts payable	34	57
Accrued expenses and other liabilities	(257)	22
Recall-related payments	(19)	(163)
Income taxes	(132)	(98)
Other, net	177	(76)
Net cash provided by operating activities	$732	$1,330
Investing activities
Acquisitions, net of cash acquired	(2,563)	(104)
Purchases of marketable securities	(38)	(31)
Proceeds from sales of marketable securities	29	28
Purchases of property, plant and equipment	(262)	(189)
Other investing, net	—	(2)
Net cash used in investing activities	$(2,834)	$(298)
Financing activities
Proceeds (payments) on short-term borrowings, net	(376)	(7)
Proceeds from issuance of long-term debt	1,500	5
Payments on long-term debt	(252)	(1,151)
Payments of dividends	(525)	(475)
Cash paid for taxes from withheld shares	(84)	(74)
Other financing, net	(23)	(27)
Net cash provided by (used in) financing activities	$240	$(1,729)
Effect of exchange rate changes on cash and cash equivalents	(38)	(5)
Change in cash and cash equivalents	$(1,900)	$(702)
Cash and cash equivalents at beginning of period	2,944	2,943
Cash and cash equivalents at end of period	$1,044	$2,241

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2022 Second Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," "us" or "our") on June 30, 2022 and the results of operations for the three and six months 2022. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2021.
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

Net Sales by Product Line
	Three Months		Six Months
	2022	2021	2022	2021
MedSurg and Neurotechnology:
Instruments	$563	$517	$1,091	$986
Endoscopy	600	518	1,138	987
Medical	666	640	1,330	1,262
Neurovascular	306	301	607	590
Neuro Cranial	337	310	660	591
Other	77	73	146	134
	$2,549	$2,359	$4,972	$4,550
Orthopaedics and Spine:
Knees	$500	$474	$964	$886
Hips	364	353	691	662
Trauma and Extremities	676	674	1,361	1,314
Spine	290	307	569	585
Other	114	127	211	250
	$1,944	$1,935	$3,796	$3,697
Total	$4,493	$4,294	$8,768	$8,247

Net Sales by Geography
	Three Months 2022		Three Months 2021
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$451	$112	$401	$116
Endoscopy	473	127	407	111
Medical	536	130	488	152
Neurovascular	113	193	115	186
Neuro Cranial	281	56	256	54
Other	75	2	72	1
	$1,929	$620	$1,739	$620
Orthopaedics and Spine:
Knees	$368	$132	$349	$125
Hips	230	134	221	132
Trauma and Extremities	489	187	475	199
Spine	209	81	217	90
Other	86	28	99	28
	$1,382	$562	$1,361	$574
Total	$3,311	$1,182	$3,100	$1,194

Net Sales by Geography
	Six Months 2022		Six Months 2021
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$865	$226	$756	$230
Endoscopy	891	247	761	226
Medical	1,061	269	961	301
Neurovascular	223	384	226	364
Neuro Cranial	545	115	480	111
Other	143	3	132	2
	$3,728	$1,244	$3,316	$1,234
Orthopaedics and Spine:
Knees	$713	$251	$643	$243
Hips	432	259	407	255
Trauma and Extremities	976	385	915	399
Spine	409	160	410	175
Other	158	53	193	57
	$2,688	$1,108	$2,568	$1,129
Total	$6,416	$2,352	$5,884	$2,363
Contract Assets and Liabilities
On June 30, 2022 and December 31, 2021 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $640 and $529 on June 30, 2022 and December 31, 2021.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2022 Second Quarter Form 10-Q
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2022	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(1)	$(156)	$41	$(363)	$(479)
OCI	—	8	32	268	308
Income taxes	—	(2)	(4)	(98)	(104)
Reclassifications to:
Cost of sales	—	—	(3)	—	(3)
Other (income) expense	—	2	(1)	(11)	(10)
Income taxes	—	—	—	2	2
Net OCI	$—	$8	$24	$161	$193
Ending	$(1)	$(148)	$65	$(202)	$(286)

Three Months 2021	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(252)	$18	$(630)	$(867)
OCI	—	(9)	7	(75)	(77)
Income taxes	—	2	(3)	2	1
Reclassifications to:
Cost of sales	—	—	4	—	4
Other (income) expense	—	4	(1)	(9)	(6)
Income taxes	—	(1)	1	2	2
Net OCI	$—	$(4)	$8	$(80)	$(76)
Ending	$(3)	$(256)	$26	$(710)	$(943)

Six Months 2022	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(155)	$40	$(416)	$(531)
OCI	(1)	4	36	354	393
Income taxes	—	—	(6)	(123)	(129)
Reclassifications to:
Cost of sales	—	—	(3)	—	(3)
Other (income) expense	—	4	(2)	(22)	(20)
Income taxes	—	(1)	—	5	4
Net OCI	$(1)	$7	$25	$214	$245
Ending	$(1)	$(148)	$65	$(202)	$(286)

Six Months 2021	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(259)	$(10)	$(885)	$(1,157)
OCI	—	(1)	34	198	231
Income taxes	—	(2)	(11)	(10)	(23)
Reclassifications to:
Cost of sales	—	—	5	—	5
Other (income) expense	—	8	9	(17)	—
Income taxes	—	(2)	(1)	4	1
Net OCI	$—	$3	$36	$175	$214
Ending	$(3)	$(256)	$26	$(710)	$(943)
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
strategies, accounting practices or objectives from those disclosed in our Annual Report on Form 10-K for 2021.
Foreign Currency Hedges

June 2022	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$676	$1,578	$5,194	$7,448
Maximum term in years				4.4
Fair value:
Other current assets	$36	$—	$158	$194
Other noncurrent assets	2	150	—	152
Other current liabilities	(4)	—	(10)	(14)
Total fair value	$34	$150	$148	$332

December 2021	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$973	$2,266	$5,512	$8,751
Maximum term in years				4.9
Fair value:
Other current assets	$15	$39	$92	$146
Other noncurrent assets	1	65	—	66
Other current liabilities	(7)	—	(10)	(17)
Total fair value	$9	$104	$82	$195
We had €1.5 billion and €2.0 billion on June 30, 2022 and December 31, 2021 of certain foreign currency forward contracts designated as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €4.4 billion on June 30, 2022 and December 31, 2021 of senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
On June 30, 2022 the total after tax gain (loss) in AOCI related to designated net investment hedges was $254.
Net Currency Exchange Rate Gains (Losses)

Derivative		Three Months		Six Months
instrument:	Recorded in:	2022	2021	2022	2021
Cash Flow	Cost of sales	$3	$(4)	$3	$(5)
Net Investment	Other income (expense), net	11	9	22	17
Non-Designated	Other income (expense), net	2	1	3	(1)
	Total	$16	$6	$28	$11
Pretax gains (losses) on derivatives designated as cash flow hedges of $38 and net investment hedges of $32 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense), net in earnings within 12 months as of June 30, 2022. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
Pretax gains of $5 recorded in AOCI related to other interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to other income (expense), net in earnings within 12 months of June 30, 2022. The cash flow effect of interest rate hedges is recorded in cash flow from operations.

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2022 Second Quarter Form 10-Q
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2021.
There were no significant transfers into or out of any level of the fair value hierarchy in 2022.

Assets Measured at Fair Value	June	December
	2022	2021
Cash and cash equivalents	$1,044	$2,944
Trading marketable securities	160	193
Level 1 - Assets	$1,204	$3,137
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$47	$48
Foreign government debt securities	2	2
United States agency debt securities	4	5
United States Treasury debt securities	27	19
Certificates of deposit	3	1
Total available-for-sale marketable securities	$83	$75
Foreign currency exchange forward contracts	346	212
Level 2 - Assets	$429	$287
Total assets measured at fair value	$1,633	$3,424

Liabilities Measured at Fair Value	June	December
	2022	2021
Deferred compensation arrangements	$160	$193
Level 1 - Liabilities	$160	$193
Foreign currency exchange forward contracts	$14	$17
Level 2 - Liabilities	$14	$17
Contingent consideration:
Beginning	$306	$393
Additions	1	62
Change in estimate	(27)	(1)
Settlements	(24)	(148)
Ending	$256	$306
Level 3 - Liabilities	$256	$306
Total liabilities measured at fair value	$430	$516

Fair Value of Available for Sale Securities by Maturity
	June 2022	December 2021
Due in one year or less	$52	$36
Due after one year through three years	$31	$39
On June 30, 2022 and December 31, 2021 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income was $20 and $18 in the three months and $35 and $35 in the six months 2022 and 2021, which was recorded in other income (expense), net.
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
In April 2022 the United States District Court for the District of Delaware issued a judgment following a jury verdict in favor of PureWick Corporation (PureWick) for its 2019 complaint seeking patent infringement damages related to our PrimaFit and PrimoFit products. The court awarded damages and we recorded charges of $28 in March 2022. In June 2022 PureWick filed a motion to seek enhancement of the judgment and if successful, the judgment could total approximately $100 and include an injunction against future sales. We intend to appeal the outcome of this case.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2022 Second Quarter Form 10-Q
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of these matters. For the six months 2022 we have recorded charges of $18 primarily related to Wright hip products and made payments of $19 primarily related to Rejuvenate and ABG II Modular-Neck hip stems. Based on the information that has been received, we have estimated the remaining range of probable loss related to recall matters globally to be approximately $380 to $515. We have recorded reserves representing the remaining minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.

Leases	June	December
	2022	2021
Right-of-use assets	$469	$419
Lease liabilities, current	$118	$112
Lease liabilities, non-current	$353	$310

Other information:
Weighted-average remaining lease term	5.6 years	5.4 years
Weighted-average discount rate	2.66%	2.86%

	Three Months		Six Months
	2022	2021	2022	2021
Operating lease cost	$38	$31	$73	$67
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. The aggregate purchase price of our acquisitions, net of cash acquired was $2,563 and $108 in the six months 2022 and 2021.
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
In the six months 2022 note holders elected to redeem the 1.50% and 0.50% convertible notes assumed in the Vocera acquisition for $101 and $324. These repayments are classified as financing activities in the Consolidated Statements of Cash Flows.
Share-based awards for Vocera employees vested upon our acquisition and a charge of $132 was recorded in selling, general and administrative expenses in 2022.
Purchase price allocations for our significant acquisitions are:

Purchase Price Allocation of Acquired Net Assets
2022	Vocera
Tangible assets and liabilities:
Accounts receivable	$33
Inventory	13
Deferred income tax assets	73
Other assets	92
Debt	(425)
Deferred income tax liabilities	(182)
Other liabilities	(115)
Intangible assets:
Customer and distributor relationships	550
Developed technology and patents	178
Trade name	18
Goodwill	2,328
Purchase price, net of cash acquired of $281	$2,563
Weighted-average life of intangible assets	13
Purchase price allocations for Vocera were based on preliminary valuations, primarily related to intangible assets and deferred income taxes. Our estimates and assumptions are subject to change within the measurement period.

Consolidated Estimated Amortization Expense
Remainder of 2022	2023	2024	2025	2026
$320	$620	$590	$570	$513
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on June 30, 2022.
In February 2022 we entered into a $1.5 billion term loan agreement that matures on February 22, 2025 and bears interest at a base rate based on the Term Secured Overnight Financing Rate (SOFR) plus 0.725%. In June 2022 we repaid $250 on the term loan.
In 2022 our Board of Directors approved an increase to the maximum amount of commercial paper that can be outstanding from $1,500 to $2,250.
On June 30, 2022 there were no borrowings outstanding under our credit facility or commercial paper program which allows for maturities up to 397 days from the date of issuance.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2022 Second Quarter Form 10-Q

Summary of Total Debt		June 2022	December 2021
Rate	Due
Senior unsecured notes:
1.125%	November 30, 2023	$577	$622
0.600%	December 1, 2023	598	598
3.375%	May 15, 2024	595	593
0.250%	December 3, 2024	890	958
1.150%	June 15, 2025	646	645
3.375%	November 1, 2025	748	748
3.500%	March 15, 2026	994	994
2.125%	November 30, 2027	784	845
3.650%	March 7, 2028	597	597
0.750%	March 1, 2029	836	901
1.950%	June 15, 2030	990	990
2.625%	November 30, 2030	675	727
1.000%	December 3, 2031	779	840
4.100%	April 1, 2043	392	392
4.375%	May 15, 2044	395	395
4.625%	March 15, 2046	982	982
2.900%	June 15, 2050	642	642
Term loan	February 22, 2025	1,250	—
Other		11	10
Total debt		$13,381	$12,479
Less current maturities of debt		7	7
Total long-term debt		$13,374	$12,472

		June 2022	December 2021
Unamortized debt issuance costs		$57	$62
Borrowing capacity on existing facilities		$2,162	$2,162
Fair value of senior unsecured notes		$11,122	$13,391
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
NOTE 9 - INCOME TAXES
Our effective tax rates of 8.9% and 11.5% in the three and six months 2022 include the reversal of deferred income tax on undistributed earnings of foreign subsidiaries determined to be indefinitely reinvested and certain discrete tax items. Our effective tax rates of 10.6% and 13.1% in the three and six months 2021 include certain discrete tax items.
We are routinely audited by income tax authorities in the jurisdictions we operate. In July 2022 we effectively settled the United States federal income tax audit for years 2014 through 2018. Accordingly in the three months ending September 30, 2022 we expect to reduce our accruals for uncertain tax positions and related interest by approximately $220.
NOTE 10 - SEGMENT INFORMATION
As previously disclosed, effective December 31, 2021 we changed our reportable business segments to (i) MedSurg and Neurotechnology and (ii) Orthopaedics and Spine to align to our new internal reporting structure. We have reflected these changes in all historical periods presented.

	Three Months		Six Months
	2022	2021	2022	2021
MedSurg and Neurotechnology	$2,549	$2,359	$4,972	$4,550
Orthopaedics and Spine	1,944	1,935	3,796	3,697
Net sales	$4,493	$4,294	$8,768	$8,247
MedSurg and Neurotechnology	$601	$702	$1,212	$1,337
Orthopaedics and Spine	607	563	1,129	1,018
Segment operating income	$1,208	$1,265	$2,341	$2,355
Items not allocated to segments:
Corporate and other	$(145)	$(154)	$(344)	$(316)
Acquisition and integration-related costs	(37)	(120)	(186)	(369)
Amortization of intangible assets	(160)	(149)	(310)	(330)
Restructuring-related and other charges	(62)	(17)	(171)	(31)
Medical device regulations	(32)	(26)	(60)	(45)
Recall-related matters	(4)	(76)	(18)	(82)
Regulatory and legal matters	4	9	(33)	9
Consolidated operating income	$772	$732	$1,219	$1,191
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2021, other than the addition of the assets acquired in the Vocera acquisition which are included in the MedSurg and Neurotechnology segment.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2022 Second Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT STRYKER
Stryker is one of the world's leading medical technology companies and, together with our customers, we are driven to make healthcare better. We offer innovative products and services in Medical and Surgical, Neurotechnology, Orthopaedics and Spine that help improve patient and hospital outcomes. Alongside its customers around the world, Stryker impacts more than 100 million patients annually.
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
COVID-19 Pandemic and Macroeconomic Environment
The COVID-19 global pandemic and macroeconomic environment has led to severe disruptions in the market and the global and United States economies that may continue for a prolonged period. In response to the COVID-19 pandemic, various governmental authorities and private enterprises have implemented numerous containment measures, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. A significant number of our global suppliers, vendors, distributors and manufacturing facilities are located in regions that have been affected by the pandemic. Those operations have been materially adversely affected by restrictive government and private enterprise measures implemented in response to the pandemic. This has led to product shortages and an increase in raw material and component pricing as well as other inflationary pressures particularly on our manufacturing costs.
During the quarter we have seen recovery of elective procedures as the impact of the COVID-19 pandemic has subsided in many geographies, with the exception of some countries in the Asia Pacific region. However sales growth in certain products has been constrained by the continuing supply chain challenges and electronic component shortages, especially impacting the capital products in our MedSurg businesses.
Russia and Ukraine Conflict
The military conflict in Russia and Ukraine and the sanctions imposed by the United States government and other nations in response to this conflict have caused significant volatility and disruptions to the global markets. Given that we provide life-saving and life-enhancing products, we plan to continue operating in Russia provided we can safely do so. During the six months 2022 net sales in Russia were approximately 0.2% of our revenues. Although Russia does not constitute a material portion of our business, there is uncertainty around the impact it will have on the global economy, supply chains and fuel prices generally, and therefore our business. Refer to Part II, Item 1A. "Risk
Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 for further details.
China Volume-Based Procurement and Import Purchase Evaluation
The government in China has launched regional and national programs for volume-based procurement ("VBP") of high-value medical consumables to reduce healthcare costs. Each VBP program has specific requirements to award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders may be guaranteed sales volume for certain products, while unsuccessful bidders may lose unit sales volume. The prices required for a successful bid have negatively impacted our existing commercial operations of joint replacement and trauma products in China. To date our other businesses have not been significantly impacted; however, the national spine products VBP program was initiated in July 2022. China has also issued national guiding standards for Import Purchase Evaluation which has increased the purchase of locally sourced equipment in China's public hospitals and is impacting our MedSurg business in China. Our business in China represented approximately 2.6% of our revenues for the six months 2022.
Overview of the Three and Six Months
In the three months 2022 we achieved sales growth of 4.6% from 2021. Excluding the impact of acquisitions and divestitures sales grew 6.1% in constant currency. We reported operating income margin of 17.2%, net earnings of $656 and net earnings per diluted share of $1.72. Excluding the impact of certain items, adjusted operating income margin(1) contracted by 220 basis points to 23.7%, with adjusted net earnings(1) of $860 and adjusted net earnings per diluted share(1) of $2.25 in line with 2021.
In the six months 2022 we achieved sales growth of 6.3% from 2021. Excluding the impact of acquisitions and divestitures sales grew 7.6% in constant currency. We reported operating income margin of 13.9%, net earnings of $979 and net earnings per diluted share of $2.56. Excluding the impact of certain items, adjusted operating income margin(1) contracted by 190 basis points to 22.8%, with adjusted net earnings(1) of $1,612 and adjusted net earnings per diluted share(1) of $4.22 representing growth of 1.0%.
Recent Developments
In February 2022 we entered into a $1.5 billion term loan agreement that matures on February 22, 2025 and bears interest at a base rate based on the Term Secured Overnight Financing Rate (SOFR) plus 0.725%. In June 2022 we repaid $250 of this term loan.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2022 Second Quarter Form 10-Q

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months					Six Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2022	2021	2022	2021	Change	2022	2021	2022	2021	Change
Net sales	$4,493	$4,294	100.0%	100.0%	4.6%	$8,768	$8,247	100.0%	100.0%	6.3%
Gross profit	2,826	2,772	62.9	64.6	1.9	5,560	5,281	63.4	64.0	5.3
Research, development and engineering expenses	351	310	7.8	7.2	13.2	764	598	8.7	7.3	27.8
Selling, general and administrative expenses	1,539	1,505	34.3	35.0	2.3	3,249	3,080	37.1	37.3	5.5
Recall charges	4	76	0.1	1.8	nm	18	82	0.2	1.0	nm
Amortization of intangible assets	160	149	3.6	3.5	7.4	310	330	3.5	4.0	(6.1)
Other income (expense), net	(52)	(70)	(1.2)	(1.6)	(25.7)	(113)	(162)	(1.3)	(2.0)	(30.2)
Income taxes	64	70	nm	nm	(8.6)	127	135	nm	nm	(5.9)
Net earnings	$656	$592	14.6%	13.8%	10.8%	$979	$894	11.2%	10.8%	9.5%

Net earnings per diluted share	$1.72	$1.55			11.0%	$2.56	$2.34			9.4%
Adjusted net earnings per diluted share(1)	$2.25	$2.25			—%	$4.22	$4.18			1.0%

nm - not meaningful

Geographic and Segment Net Sales	Three Months				Six Months
			Percentage Change				Percentage Change
	2022	2021	As Reported	Constant Currency	2022	2021	As Reported	Constant Currency
Geographic:
United States	$3,311	$3,100	6.8%	6.8%	$6,416	$5,884	9.0%	9.0%
International	1,182	1,194	(1.0)	9.7	2,352	2,363	(0.5)	7.8
Total	$4,493	$4,294	4.6%	7.6%	$8,768	$8,247	6.3%	8.7%
Segment:
MedSurg and Neurotechnology	$2,549	$2,359	8.0%	10.6%	$4,972	$4,550	9.3%	11.3%
Orthopaedics and Spine	1,944	1,935	0.5	3.9	3,796	3,697	2.7	5.4
Total	$4,493	$4,294	4.6%	7.6%	$8,768	$8,247	6.3%	8.7%

Supplemental Net Sales Growth Information
	Three Months							Six Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2022	2021	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2022	2021	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$563	$517	8.9%	11.3%	12.3%	(3.1)%	7.7%	$1,091	$986	10.7%	12.7%	14.3%	(1.4)%	7.0%
Endoscopy	600	518	15.7	18.2	16.2	13.8	25.8	1,138	987	15.3	17.5	17.1	9.2	18.9
Medical	666	640	4.1	6.2	10.0	(14.6)	(6.1)	1,330	1,262	5.4	7.0	10.5	(10.7)	(4.3)
Neurovascular	306	301	1.6	7.2	(1.8)	3.7	12.9	607	590	2.7	6.9	(1.6)	5.4	12.2
Neuro Cranial	337	310	8.5	10.3	9.4	4.1	14.7	660	591	11.6	13.1	13.5	3.8	11.7
Other	77	73	5.8	5.8	4.9	68.5	74.5	146	134	8.8	8.8	8.1	57.6	60.7
	$2,549	$2,359	8.0%	10.6%	10.9%	(0.1)%	9.9%	$4,972	$4,550	9.3%	11.3%	12.4%	0.8%	8.5%
Orthopaedics and Spine:
Knees	$500	$474	5.5%	8.7%	5.3%	6.2%	18.6%	$964	$886	8.8%	11.5%	10.9%	3.2%	13.1%
Hips	364	353	3.2	7.6	4.5	1.2	13.0	691	662	4.5	8.1	6.3	1.5	10.9
Trauma and Extremities	676	674	0.2	3.4	3.1	(6.5)	4.4	1,361	1,314	3.6	6.2	6.7	(3.7)	4.8
Spine	290	307	(5.1)	(2.3)	(3.6)	(8.9)	1.0	569	585	(2.6)	(0.3)	(0.1)	(8.5)	(0.7)
Other	114	127	(10.8)	(7.3)	(13.8)	0.1	16.3	211	250	(15.5)	(13.0)	(18.4)	(5.5)	5.9
	$1,944	$1,935	0.5%	3.9%	1.6%	(2.0)%	9.5%	$3,796	$3,697	2.7%	5.4%	4.7%	(1.9)%	7.2%
Total	$4,493	$4,294	4.6%	7.6%	6.8%	(1.0)%	9.7%	$8,768	$8,247	6.3%	8.7%	9.0%	(0.5)%	7.8%

Consolidated Net Sales
Consolidated net sales increased 4.6% in the three months 2022 as reported and 7.6% in constant currency, as foreign currency exchange rates negatively impacted net sales by 3.0%. Excluding the 1.5% impact of acquisitions and divestitures, net sales in constant currency increased by 7.5% from increased unit volume partially offset by 1.4% due to lower prices. The unit volume increase was due to higher shipments across most MedSurg and Neurotechnology products and most Orthopaedics and Spine products.
Consolidated net sales increased 6.3% in the six months 2022 as reported and 8.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 2.4%. Excluding the 1.1% impact of acquisitions and divestitures, net sales in constant currency increased by 8.8% from increased unit volume partially offset by 1.2% due to lower prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology products and most Orthopaedics and Spine products.

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2022 Second Quarter Form 10-Q
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales increased 8.0% in the three months 2022 as reported and 10.6% in constant currency, as foreign currency exchange rates negatively impacted net sales by 2.6%. Excluding the 2.7% impact of acquisitions, net sales in constant currency increased by 7.8% from increased unit volume and 0.1% from higher prices. The unit volume increase was due to higher shipments across most MedSurg and Neurotechnology products.
MedSurg and Neurotechnology net sales increased 9.3% in the six months 2022 as reported and 11.3% in constant currency, as foreign currency exchange rates negatively impacted net sales by 2.0%. Excluding the 2.0% impact of acquisitions, net sales in constant currency increased by 9.3% from increased unit volume. The unit volume increase was due to higher shipments across all MedSurg products.
Orthopaedics and Spine Net Sales
Orthopaedics and Spine net sales increased 0.5% in the three months 2022 as reported and 3.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 3.4%. Net sales in constant currency increased 7.1% from increased unit volume partially offset by 3.2% from lower prices. The unit volume increase was due to higher shipments of hips, knees and trauma and extremities products.
Orthopaedics and Spine net sales increased 2.7% in the six months 2022 as reported and 5.4% in constant currency, as foreign currency exchange rates negatively impacted net sales by 2.7%. Net sales in constant currency increased 8.2% from increased unit volume partially offset by 2.8% from lower prices. The unit volume increase was due to higher shipments across most Orthopaedics and Spine products.
Gross Profit
Gross profit as a percentage of sales in the three months 2022 decreased to 62.9% from 64.6% in 2021. Excluding the impact of the items noted below, gross profit decreased to 63.3% of sales in the three months 2022 from 66.0% in 2021 due to increased costs from purchases of electronic components at premium prices on the spot market and other inflationary pressures, primarily related to labor, steel and transportation.
Gross profit as a percentage of sales in the six months 2022 decreased to 63.4% from 64.0% in 2021. Excluding the impact of the items noted below, gross profit decreased to 63.7% of sales in the six months 2022 from 65.7% in 2021 primarily due to increased costs from purchases of electronic components at premium prices on the spot market and other inflationary pressures, primarily related to labor, steel and transportation. These increased costs were partially offset by higher sales volumes and favorable mix.

			Percent Net Sales
Three Months	2022	2021	2022	2021
Reported	$2,826	$2,772	62.9%	64.6%
Inventory stepped-up to fair value	7	58	0.2	1.4
Restructuring-related and other charges	8	2	0.2	—
Medical device regulations	2	—	—	—
Adjusted	$2,843	$2,832	63.3%	66.0%

			Percent Net Sales
Six Months	2022	2021	2022	2021
Reported	$5,560	$5,281	63.4%	64.0%
Inventory stepped-up to fair value	12	137	0.2	1.7
Restructuring-related and other charges	10	—	0.1	—
Medical device regulations	2	1	—	—
Adjusted	$5,584	$5,419	63.7%	65.7%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $41 or 13.2% in the three months 2022 and increased as a percentage of sales to 7.8% from 7.2% in 2021. Excluding the impact of the items noted below, expenses increased to 7.2% of sales in 2022 from 6.6% in 2021.
Research, development and engineering expenses increased $166 or 27.8% in the six months 2022 and increased as a percentage of sales to 8.7% from 7.3% in 2021. Excluding the impact of the items noted below, expenses increased to 7.2% of sales in 2022 from 6.7% in 2021.
The increases for the three and six months reflect our continued commitment to new product development and technologies, integration of recent acquisitions and for the six months the write-off of certain intangible assets.

			Percent Net Sales
Three Months	2022	2021	2022	2021
Reported	$351	$310	7.8%	7.2%
Medical device regulations	(28)	(26)	(0.6)	(0.6)
Adjusted	$323	$284	7.2%	6.6%

			Percent Net Sales
Six Months	2022	2021	2022	2021
Reported	$764	$598	8.7%	7.3%
Restructuring-related and other charges	(79)	—	(0.9)	—
Medical device regulations	(56)	(44)	(0.6)	(0.6)
Adjusted	$629	$554	7.2%	6.7%
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $34 or 2.3% in the three months 2022 and decreased as a percentage of sales to 34.3% from 35.0% in 2021. Excluding the impact of the items noted below, expenses decreased to 32.4% of sales in 2022 from 33.4% in 2021.
Selling, general and administrative expenses increased $169 or 5.5% in the six months 2022 and decreased as a percentage of sales to 37.1% from 37.3%. Share-based awards for Vocera employees vested upon our acquisition in 2022 and a charge of $132 was recorded. Excluding the impact of the items noted below, expenses decreased to 33.7% of sales in 2022 from 34.3% in 2021.
The decreases as a percentage of sales for the three and six months were due to our continued cost discipline and fixed cost leverage.

			Percent Net Sales
Three Months	2022	2021	2022	2021
Reported	$1,539	$1,505	34.3%	35.0%
Other acquisition and integration-related	(30)	(62)	(0.8)	(1.4)
Restructuring-related and other charges	(54)	(16)	(1.2)	(0.4)
Medical device regulations	(2)	—	—	—
Regulatory and legal matters	4	9	0.1	0.2
Adjusted	$1,457	$1,436	32.4%	33.4%

			Percent Net Sales
Six Months	2022	2021	2022	2021
Reported	$3,249	$3,080	37.1%	37.3%
Other acquisition and integration-related	(174)	(232)	(2.1)	(2.8)
Restructuring-related and other charges	(82)	(31)	(0.9)	(0.3)
Medical device regulations	(2)	—	—	—
Regulatory and legal matters	(33)	9	(0.4)	0.1
Adjusted	$2,958	$2,826	33.7%	34.3%

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2022 Second Quarter Form 10-Q
Recall Charges
Recall charges were $4 and $76 in the three months and $18 and $82 in the six months 2022 and 2021. Charges in the three and six months 2022 were primarily related to the previously disclosed Wright hip products, and charges in the three and six months 2021 were primarily related to Rejuvenate and ABG II Modular-Neck hip stems. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $160 and $149 in the three months and $310 and $330 in the six months 2022 and 2021. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating income increased $40 to 17.2% of sales in the three months 2022 from 17.0% of sales in 2021. Excluding the impact of the items noted below, operating income decreased to 23.7% of sales in 2022 from 25.9% in 2021 primarily due to higher costs from inflationary pressures, partially offset by leverage from higher sales volumes and cost discipline.
Operating income increased $28 or 2.4% to 13.9% of sales in the six months 2022 from 14.4% of sales in 2021. Excluding the impact of the items noted below, operating income decreased to 22.8% of sales in 2022 from 24.7% in 2021 primarily due to higher costs from inflationary pressures and our continued investments in innovation, partially offset by leverage from higher sales volumes and cost discipline.

			Percent Net Sales
Three Months	2022	2021	2022	2021
Reported	$772	$732	17.2%	17.0%
Inventory stepped-up to fair value	7	58	0.2	1.4
Other acquisition and integration-related	30	62	0.6	1.4
Amortization of purchased intangible assets	160	149	3.6	3.5
Restructuring-related and other charges	62	17	1.4	0.4
Medical device regulations	32	26	0.7	0.6
Recall-related matters	4	76	0.1	1.8
Regulatory and legal matters	(4)	(9)	(0.1)	(0.2)
Adjusted	$1,063	$1,111	23.7%	25.9%

			Percent Net Sales
Six Months	2022	2021	2022	2021
Reported	$1,219	$1,191	13.9%	14.4%
Inventory stepped-up to fair value	12	137	0.1	1.7
Other acquisition and integration-related	174	232	2.0	2.8
Amortization of purchased intangible assets	310	330	3.5	4.0
Restructuring-related and other charges	171	31	2.0	0.4
Medical device regulations	60	45	0.7	0.5
Recall-related matters	18	82	0.2	1.0
Regulatory and legal matters	33	(9)	0.4	(0.1)
Adjusted	$1,997	$2,039	22.8%	24.7%
Other Income (Expense), Net
Other income (expense), net was ($52) and ($70) in the three months and ($113) and ($162) in the six months 2022 and 2021. The decrease in net expense in 2022 was primarily due to favorable investment returns and interest income.
Income Taxes
Our effective tax rates of 8.9% and 11.5% in the three and six months 2022 include the reversal of deferred income tax on undistributed earnings of foreign subsidiaries determined to be indefinitely reinvested and certain discrete tax items. Our effective tax rates of 10.6% and 13.1% in the three and six months 2021 include certain discrete tax items.
We are routinely audited by income tax authorities in the jurisdictions we operate. In July 2022 we effectively settled the United States federal income tax audit for years 2014 through 2018. Accordingly in the three months ending September 30, 2022 we expect to reduce our accruals for uncertain tax positions and related interest by approximately $220.
Net Earnings
Net earnings increased to $656 or $1.72 per diluted share in the three months 2022 from $592 or $1.55 per diluted share in 2021. Adjusted net earnings per diluted share(1) was $2.25 in 2022 in line with 2021.
Net earnings increased to $979 or $2.56 per diluted share in the six months 2022 from $894 or $2.34 per diluted share in 2021. Adjusted net earnings per diluted share(1) increased 1.0% to $4.22 in 2022 from $4.18 in 2021.

			Percent Net Sales
Three Months	2022	2021	2022	2021
Reported	$656	$592	14.6%	13.8%
Inventory stepped-up to fair value	5	43	0.1	1.0
Other acquisition and integration-related	23	51	0.5	1.2
Amortization of purchased intangible assets	124	113	2.8	2.7
Restructuring-related and other charges	56	15	1.2	0.3
Medical device regulations	26	21	0.6	0.5
Recall-related matters	3	68	0.1	1.6
Regulatory and legal matters	(4)	(12)	(0.1)	(0.3)
Tax matters	(29)	(30)	(0.7)	(0.7)
Adjusted	$860	$861	19.1%	20.1%

			Percent Net Sales
Six Months	2022	2021	2022	2021
Reported	$979	$894	11.2%	10.8%
Inventory stepped-up to fair value	9	103	0.1	1.2
Other acquisition and integration-related	128	180	1.5	2.2
Amortization of purchased intangible assets	239	264	2.6	3.3
Restructuring-related and other charges	140	33	1.6	0.4
Medical device regulations	50	37	0.6	0.4
Recall-related matters	14	73	0.2	0.9
Regulatory and legal matters	24	(12)	0.3	(0.1)
Tax matters	29	26	0.3	0.3
Adjusted	$1,612	$1,598	18.4%	19.4%

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2022 Second Quarter Form 10-Q
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2022 Second Quarter Form 10-Q

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2022	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,826	$1,539	$351	$772	$(52)	$656	8.9%	$1.72
Reported percent net sales	62.9%	34.3%	7.8%	17.2%	(1.2)%	14.6%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	7	—	—	7	—	5	0.1	0.01
Other acquisition and integration-related	—	(30)	—	30	—	23	0.4	0.06
Amortization of purchased intangible assets	—	—	—	160	—	124	2.0	0.33
Restructuring-related and other charges	8	(54)	—	62	—	56	(0.4)	0.15
Medical device regulations	2	(2)	(28)	32	—	26	0.2	0.07
Recall-related matters	—	—	—	4	—	3	0.1	—
Regulatory and legal matters	—	4	—	(4)	—	(4)	—	(0.02)
Tax matters	—	—	—	—	(12)	(29)	2.6	(0.07)
Adjusted	$2,843	$1,457	$323	$1,063	$(64)	$860	13.9%	$2.25
Adjusted percent net sales	63.3%	32.4%	7.2%	23.7%	(1.4)%	19.1%

Three Months 2021	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,772	$1,505	$310	$732	$(70)	$592	10.6%	$1.55
Reported percent net sales	64.6%	35.0%	7.2%	17.0%	(1.6)%	13.8%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	58	—	—	58	—	43	0.6	0.11
Other acquisition and integration-related	—	(62)	—	62	—	51	0.1	0.13
Amortization of purchased intangible assets	—	—	—	149	—	113	1.4	0.29
Restructuring-related and other charges	2	(16)	—	17	—	15	(0.1)	0.03
Medical device regulations	—	—	(26)	26	—	21	0.1	0.06
Recall-related matters	—	—	—	76	—	68	(0.4)	0.18
Regulatory and legal matters	—	9	—	(9)	(3)	(12)	0.3	(0.03)
Tax matters	—	—	—	—	—	(30)	4.4	(0.07)
Adjusted	$2,832	$1,436	$284	$1,111	$(73)	$861	17.0%	$2.25
Adjusted percent net sales	66.0%	33.4%	6.6%	25.9%	(1.7)%	20.1%

Six Months 2022	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$5,560	$3,249	$764	$1,219	$(113)	$979	11.5%	$2.56
Reported percent net sales	63.4%	37.1%	8.7%	13.9%	(1.3)%	11.2%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	12	—	—	12	—	9	0.1	0.02
Other acquisition and integration-related	—	(174)	—	174	—	128	2.0	0.33
Amortization of purchased intangible assets	—	—	—	310	—	239	2.6	0.63
Restructuring-related and other charges	10	(82)	(79)	171	—	140	0.6	0.37
Medical device regulations	2	(2)	(56)	60	—	50	0.2	0.13
Recall-related matters	—	—	—	18	—	14	0.2	0.04
Regulatory and legal matters	—	(33)	—	33	—	24	0.4	0.06
Tax matters	—	—	—	—	(12)	29	(3.7)	0.08
Adjusted	$5,584	$2,958	$629	$1,997	$(125)	$1,612	13.9%	$4.22
Adjusted percent net sales	63.7%	33.7%	7.2%	22.8%	(1.4)%	18.4%

Six Months 2021	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$5,281	$3,080	$598	$1,191	$(162)	$894	13.1%	$2.34
Reported percent net sales	64.0%	37.3%	7.3%	14.4%	(2.0)%	10.8%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	137	—	—	137	—	103	1.1	0.27
Other acquisition and integration-related	—	(232)	—	232	—	180	1.6	0.47
Amortization of purchased intangible assets	—	—	—	330	—	264	1.6	0.69
Restructuring-related and other charges	—	(31)	—	31	11	33	0.3	0.08
Medical device regulations	1	—	(44)	45	—	37	0.2	0.10
Recall-related matters	—	—	—	82	—	73	(0.3)	0.19
Regulatory and legal matters	—	9	—	(9)	(3)	(12)	0.2	(0.03)
Tax matters	—	—	—	—	—	26	(2.6)	0.07
Adjusted	$5,419	$2,826	$554	$2,039	$(154)	$1,598	15.2%	$4.18
Adjusted percent net sales	65.7%	34.3%	6.7%	24.7%	(1.9)%	19.4%

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2022 Second Quarter Form 10-Q
FINANCIAL CONDITION AND LIQUIDITY

Six Months	2022	2021
Net cash provided by operating activities	$732	$1,330
Net cash used in investing activities	(2,834)	(298)
Net cash provided by (used in) financing activities	240	(1,729)
Effect of exchange rate changes on cash and cash equivalents	(38)	(5)
Change in cash and cash equivalents	$(1,900)	$(702)
Operating Activities
Cash provided by operating activities was $732 and $1,330 in the six months 2022 and 2021. The decrease was primarily due to increased inventory driven by higher material prices and inventory levels to manage supply chain issues and increased accounts receivable primarily due to timing of sales.
Investing Activities
Cash used in investing activities was $2,834 and $298 in the six months 2022 and 2021. The increase in cash used in 2022 was primarily due to increased payments for acquisitions and investments in capital projects.
Financing Activities
Cash provided by (used in) financing activities was $240 and ($1,729) in the six months 2022 and 2021. Cash provided in 2022 was primarily driven by the issuance of a $1,500 term loan used to fund the Vocera acquisition, of which $250 has been repaid, partially offset by the payment of dividends. Cash used in 2021 was primarily due to debt repayments of $750 in March 2021 and $400 for the term loan in June 2021. We did not repurchase any shares in the six months 2022 and 2021. Dividends paid to common shareholders were $525 and $475 in the six months 2022 and 2021.
Liquidity
Cash, cash equivalents and marketable securities were $1,127 and $3,019 on June 30, 2022 and December 31, 2021. Current assets exceeded current liabilities by $4,421 and $5,468 on June 30, 2022 and December 31, 2021. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines.
We raised funds in the capital markets in the past and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 55% on June 30, 2022 compared to 26% on December 31, 2021.
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
FORWARD-LOOKING STATEMENTS
This report contains statements referring to us that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "goal," "strategy" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict, including uncertainties related to the impact of the COVID-19 pandemic on our operations and financial results. Therefore, actual results could differ materially and adversely from these forward-looking statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for 2021 and Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for 2021. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions or circumstances on which those expectations may be based, or that affect the likelihood that actual results will differ from those contained in the forward-looking statements.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on June 30, 2022. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial reporting during the six months 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In February 2022 we completed the acquisition of Vocera and are currently integrating Vocera into our operations, compliance programs and internal control processes. Vocera constituted approximately 8.5% of our total assets as of June 30, 2022, including the goodwill and intangible assets recorded as part of the purchase price allocation and approximately 1% of our net sales in the six months ended June 30, 2022. United States Securities and Exchange Commission guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. We have excluded the acquired operations of Vocera from our assessment of the Company's internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for 2021 and Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, except for updates to the following risk factor:
We use a variety of raw materials, components, devices and third-party services in our global supply chains, production and distribution processes; significant shortages, price increases or unavailability of third-party services could increase our operating costs, require significant capital expenditures, or adversely impact the competitive position of our products: Our reliance on certain suppliers to secure raw materials, components and finished devices, and on certain third-party service providers, such as sterilization service providers, exposes us to product shortages and unanticipated increases in prices, whether due to inflationary pressure, regulatory changes or otherwise. In addition, several raw materials, components, finished devices and services are procured from a sole-source due to the quality considerations, unique intellectual property considerations or constraints associated with regulatory requirements. If sole-source suppliers or service providers are acquired or were unable or unwilling to deliver these materials or services, we may not be able to manufacture or have available one or more products during such period of unavailability and our business could suffer. In certain cases we may not be able to establish additional or replacement suppliers for such materials or service providers for such services in a timely or cost effective manner, largely as a result of FDA and other regulations that require, among other things, validation of materials, components and services prior to their use in or with our products. In addition, during 2022, the market has experienced increasing inflationary pressures in part due to global supply chain disruptions, labor shortages and other impacts of the COVID-19 pandemic, which we anticipate will continue. The existence of inflation in the United States and in many of the countries where we conduct business has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, increased costs of labor, weakening exchange rates and other similar effects. We have experienced and may continue to experience inflationary increases in manufacturing costs and operating expenses as well as negative impacts from weakening exchange rates, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, and may not be able to pass these cost increases on to our customers in a timely manner, which could have a material adverse impact on our profitability and results of operations. Inflation may also cause our customers to reduce or delay orders for our products and services, which could have a material adverse impact on our sales and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 6,071 shares of our common stock in the three months 2022 as performance incentive awards to employees. These shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the six months 2022 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of June 30, 2022.

ITEM 6.	EXHIBITS

10(i)	Form of grant notice and terms and conditions for restricted stock units granted in 2022 under the 2011 Long-Term Incentive Plan to non-employee directors.
31(i)	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
* Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2022 Second Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	July 27, 2022	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair, Chief Executive Officer and President

Date:	July 27, 2022	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

18