Form 10-Q
period 2022-09-30
STRYKER CORP
filed 2022-11-01
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 378,429,929 shares of Common Stock, $0.10 par value, on September 30, 2022.

STRYKER CORPORATION	2022 Third Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Nine Months
	2022	2021	2022	2021
Net sales	$4,479	$4,160	$13,247	$12,407
Cost of sales	1,697	1,518	4,905	4,484
Gross profit	$2,782	$2,642	$8,342	$7,923
Research, development and engineering expenses	364	306	1,128	904
Selling, general and administrative expenses	1,455	1,602	4,704	4,682
Recall charges	(4)	16	14	98
Amortization of intangible assets	159	144	469	474
Total operating expenses	$1,974	$2,068	$6,315	$6,158
Operating income	$808	$574	$2,027	$1,765
Other income (expense), net	8	(79)	(105)	(241)
Earnings before income taxes	$816	$495	$1,922	$1,524
Income taxes	—	57	127	192
Net earnings	$816	$438	$1,795	$1,332

Net earnings per share of common stock:
Basic	$2.16	$1.17	$4.75	$3.54
Diluted	$2.14	$1.14	$4.70	$3.48

Weighted-average shares outstanding (in millions):
Basic	378.4	377.1	378.1	376.8
Effect of dilutive employee stock compensation	3.4	5.6	4.1	5.5
Diluted	381.8	382.7	382.2	382.3

Cash dividends declared per share of common stock	$0.695	$0.63	$2.085	$1.89
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were 5.0 for the three months 2022 and 4.2 for the nine months 2022 and de minimis in all other periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Nine Months
	2022	2021	2022	2021
Net earnings	$816	$438	$1,795	$1,332
Other comprehensive income (loss), net of tax:
Marketable securities	—	3	(1)	3
Pension plans	10	5	17	8
Unrealized gains (losses) on designated hedges	8	7	33	43
Financial statement translation	179	112	393	287
Total other comprehensive income (loss), net of tax	$197	$127	$442	$341
Comprehensive income	$1,013	$565	$2,237	$1,673

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2022 Third Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,420	$2,944
Marketable securities	77	75
Accounts receivable, less allowance of $150 ($167 in 2021)	3,103	3,022
Inventories:
Materials and supplies	852	691
Work in process	309	264
Finished goods	2,722	2,359
Total inventories	$3,883	$3,314
Prepaid expenses and other current assets	835	662
Total current assets	$9,318	$10,017
Property, plant and equipment:
Land, buildings and improvements	1,665	1,656
Machinery and equipment	3,869	3,842
Total property, plant and equipment	$5,534	$5,498
Less accumulated depreciation	2,736	2,665
Property, plant and equipment, net	$2,798	$2,833
Goodwill	14,993	12,918
Other intangibles, net	5,053	4,840
Noncurrent deferred income tax assets	1,390	1,760
Other noncurrent assets	2,431	2,263
Total assets	$35,983	$34,631

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,213	$1,129
Accrued compensation	927	1,092
Income taxes	243	192
Dividends payable	263	263
Accrued product liabilities	391	401
Accrued expenses and other liabilities	1,526	1,465
Current maturities of debt	8	7
Total current liabilities	$4,571	$4,549
Long-term debt, excluding current maturities	12,751	12,472
Income taxes	621	913
Other noncurrent liabilities	1,577	1,820
Total liabilities	$19,520	$19,754
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,028	1,890
Retained earnings	14,486	13,480
Accumulated other comprehensive loss	(89)	(531)
Total shareholders' equity	$16,463	$14,877
Total liabilities and shareholders' equity	$35,983	$34,631

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2022 Third Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months		Nine Months
	2022	2021	2022	2021
Common stock shares outstanding (in millions)
Beginning	378.3	377.1	377.5	376.1
Issuance of common stock under stock compensation and benefit plans	0.1	0.1	0.9	1.1
Ending	378.4	377.2	378.4	377.2

Common stock
Beginning	$38	$38	$38	$38
Issuance of common stock under stock compensation and benefit plans	—	—	—	—
Ending	$38	$38	$38	$38
Additional paid-in capital
Beginning	$1,989	$1,844	$1,890	$1,741
Issuance of common stock under stock compensation and benefit plans	6	(3)	(2)	(7)
Share-based compensation	33	34	140	141
Ending	$2,028	$1,875	$2,028	$1,875
Retained earnings
Beginning	$13,933	$12,881	$13,480	$12,462
Net earnings	816	438	1,795	1,332
Cash dividends declared	(263)	(238)	(789)	(713)
Ending	$14,486	$13,081	$14,486	$13,081
Accumulated other comprehensive income (loss)
Beginning	$(286)	$(943)	$(531)	$(1,157)
Other comprehensive income (loss)	197	127	442	341
Ending	$(89)	$(816)	$(89)	$(816)
Total shareholders' equity	$16,463	$14,178	$16,463	$14,178

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2022 Third Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	2022	2021
Operating activities
Net earnings	$1,795	$1,332
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	276	278
Amortization of intangible assets	469	474
Asset impairments	18	119
Share-based compensation	140	141
Recall charges	14	98
Sale of inventory stepped-up to fair value at acquisition	12	231
Changes in operating assets and liabilities:
Accounts receivable	(186)	(145)
Inventories	(754)	(231)
Accounts payable	111	134
Accrued expenses and other liabilities	5	184
Recall-related payments	(26)	(180)
Income taxes	(262)	(193)
Other, net	9	21
Net cash provided by operating activities	$1,621	$2,263
Investing activities
Acquisitions, net of cash acquired	(2,563)	(226)
Purchases of marketable securities	(43)	(38)
Proceeds from sales of marketable securities	40	43
Purchases of property, plant and equipment	(400)	(319)
Proceeds from settlement of net investment hedges	197	—
Other investing, net	7	(5)
Net cash used in investing activities	$(2,762)	$(545)
Financing activities
Proceeds (payments) on short-term borrowings, net	(376)	7
Proceeds from issuance of long-term debt	1,500	5
Payments on long-term debt	(502)	(1,151)
Payments of dividends	(788)	(713)
Cash paid for taxes from withheld shares	(89)	(88)
Other financing, net	(48)	(137)
Net cash provided by (used in) financing activities	$(303)	$(2,077)
Effect of exchange rate changes on cash and cash equivalents	(80)	(21)
Change in cash and cash equivalents	$(1,524)	$(380)
Cash and cash equivalents at beginning of period	2,944	2,943
Cash and cash equivalents at end of period	$1,420	$2,563

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2022 Third Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," "us" or "our") on September 30, 2022 and the results of operations for the three and nine months 2022. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2021.
New Accounting Pronouncements Not Yet Adopted
We evaluate all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our Consolidated Financial Statements.
In September 2022 the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations, which requires entities that utilize supplier finance programs in connection with the purchase of goods and services to disclose information about the key terms of the programs, a rollforward of the obligations under the programs and where those obligations are presented in the balance sheet. The new disclosure requirements are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating these new expanded disclosure requirements.
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

Net Sales by Product Line
	Three Months		Nine Months
	2022	2021	2022	2021
MedSurg and Neurotechnology:
Instruments	$535	$525	$1,626	$1,511
Endoscopy	590	525	1,728	1,512
Medical	765	636	2,095	1,898
Neurovascular	294	295	901	885
Neuro Cranial	332	299	992	890
Other	72	69	218	203
	$2,588	$2,349	$7,560	$6,899
Orthopaedics and Spine:
Knees	$481	$439	$1,445	$1,325
Hips	347	328	1,038	990
Trauma and Extremities	672	639	2,033	1,953
Spine	280	282	849	867
Other	111	123	322	373
	$1,891	$1,811	$5,687	$5,508
Total	$4,479	$4,160	$13,247	$12,407

Net Sales by Geography
	Three Months 2022		Three Months 2021
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$425	$110	$415	$110
Endoscopy	480	110	418	107
Medical	625	140	496	140
Neurovascular	110	184	113	182
Neuro Cranial	274	58	244	55
Other	71	1	68	1
	$1,985	$603	$1,754	$595
Orthopaedics and Spine:
Knees	$365	$116	$321	$118
Hips	225	122	199	129
Trauma and Extremities	494	178	447	192
Spine	206	74	201	81
Other	85	26	97	26
	$1,375	$516	$1,265	$546
Total	$3,360	$1,119	$3,019	$1,141

Net Sales by Geography
	Nine Months 2022		Nine Months 2021
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$1,290	$336	$1,171	$340
Endoscopy	1,371	357	1,179	333
Medical	1,686	409	1,457	441
Neurovascular	333	568	339	546
Neuro Cranial	819	173	724	166
Other	214	4	200	3
	$5,713	$1,847	$5,070	$1,829
Orthopaedics and Spine:
Knees	$1,078	$367	$964	$361
Hips	657	381	606	384
Trauma and Extremities	1,470	563	1,362	591
Spine	615	234	611	256
Other	243	79	290	83
	$4,063	$1,624	$3,833	$1,675
Total	$9,776	$3,471	$8,903	$3,504

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2022 Third Quarter Form 10-Q
Contract Assets and Liabilities
On September 30, 2022 and December 31, 2021 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $661 and $529 on September 30, 2022 and December 31, 2021.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2022	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(1)	$(148)	$65	$(202)	$(286)
OCI	—	11	19	304	334
Income taxes	—	(3)	(1)	(119)	(123)
Reclassifications to:
Cost of sales	—	—	(7)	—	(7)
Other (income) expense, net	—	3	(2)	(8)	(7)
Income taxes	—	(1)	(1)	2	—
Net OCI	$—	$10	$8	$179	$197
Ending	$(1)	$(138)	$73	$(23)	$(89)

Three Months 2021	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(256)	$26	$(710)	$(943)
OCI	4	2	6	71	83
Income taxes	—	—	(2)	47	45
Reclassifications to:
Cost of sales	—	—	4	—	4
Other (income) expense, net	—	4	(2)	(8)	(6)
Income taxes	(1)	(1)	1	2	1
Net OCI	$3	$5	$7	$112	$127
Ending	$—	$(251)	$33	$(598)	$(816)

Nine Months 2022	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(155)	$40	$(416)	$(531)
OCI	(1)	15	55	658	727
Income taxes	—	(3)	(7)	(242)	(252)
Reclassifications to:
Cost of sales	—	—	(10)	—	(10)
Other (income) expense, net	—	7	(4)	(30)	(27)
Income taxes	—	(2)	(1)	7	4
Net OCI	$(1)	$17	$33	$393	$442
Ending	$(1)	$(138)	$73	$(23)	$(89)

Nine Months 2021	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(3)	$(259)	$(10)	$(885)	$(1,157)
OCI	4	1	40	269	314
Income taxes	—	(2)	(13)	37	22
Reclassifications to:
Cost of sales	—	—	9	—	9
Other (income) expense, net	—	12	7	(25)	(6)
Income taxes	(1)	(3)	—	6	2
Net OCI	$3	$8	$43	$287	$341
Ending	$—	$(251)	$33	$(598)	$(816)
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
Foreign Currency Hedges

September 2022	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$923	$1,448	$3,137	$5,508
Maximum term in years				4.1
Fair value:
Other current assets	$45	$—	$140	$185
Other noncurrent assets	3	185	—	188
Other current liabilities	(7)	—	(10)	(17)
Other noncurrent liabilities	(1)	—	—	(1)
Total fair value	$40	$185	$130	$355

December 2021	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$973	$2,266	$5,512	$8,751
Maximum term in years				4.9
Fair value:
Other current assets	$15	$39	$92	$146
Other noncurrent assets	1	65	—	66
Other current liabilities	(7)	—	(10)	(17)
Total fair value	$9	$104	$82	$195
We had €1.5 billion and €2.0 billion on September 30, 2022 and December 31, 2021 of certain foreign currency forward contracts designated as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €4.4 billion on September 30, 2022 and December 31, 2021 of senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
In the nine months 2022 we settled certain foreign currency forward contracts designated as net investment hedges resulting in cash proceeds of $197. The amounts in AOCI related to settled net investment hedges will remain in AOCI until the hedged investment is either sold or substantially liquidated.
On September 30, 2022 the total after tax gain (loss) in AOCI related to designated net investment hedges was $603.

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2022 Third Quarter Form 10-Q
Net Currency Exchange Rate Gains (Losses)

Derivative		Three Months		Nine Months
instrument:	Recorded in:	2022	2021	2022	2021
Cash Flow	Cost of sales	$7	$(4)	$10	$(9)
Net Investment	Other income (expense), net	8	8	30	25
Non-Designated	Other income (expense), net	(1)	(5)	2	(6)
	Total	$14	$(1)	$42	$10
Pretax gains (losses) on derivatives designated as cash flow hedges of $50 and net investment hedges of $34 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense), net in earnings within 12 months as of September 30, 2022. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
Pretax gains of $5 recorded in AOCI related to other interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to other income (expense), net in earnings within 12 months of September 30, 2022. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2021.
During the three months 2022 we determined that certain commercial and regulatory milestones related to technology acquired in the purchase of Mobius Imaging and Cardan Robotics were no longer probable of being achieved and recorded a $110 reduction in the fair value of contingent consideration reflected in selling, general and administrative expenses.
There were no significant transfers into or out of any level of the fair value hierarchy in 2022.

Assets Measured at Fair Value	September	December
	2022	2021
Cash and cash equivalents	$1,420	$2,944
Trading marketable securities	155	193
Level 1 - Assets	$1,575	$3,137
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$43	$48
Foreign government debt securities	1	2
United States agency debt securities	2	5
United States Treasury debt securities	30	19
Certificates of deposit	1	1
Total available-for-sale marketable securities	$77	$75
Foreign currency exchange forward contracts	373	212
Level 2 - Assets	$450	$287
Total assets measured at fair value	$2,025	$3,424

Liabilities Measured at Fair Value	September	December
	2022	2021
Deferred compensation arrangements	$155	$193
Level 1 - Liabilities	$155	$193
Foreign currency exchange forward contracts	$18	$17
Level 2 - Liabilities	$18	$17
Contingent consideration:
Beginning	$306	$393
Additions	1	62
Change in estimate	(137)	(1)
Settlements	(47)	(148)
Ending	$123	$306
Level 3 - Liabilities	$123	$306
Total liabilities measured at fair value	$296	$516

Fair Value of Available for Sale Securities by Maturity
	September 2022	December 2021
Due in one year or less	$50	$36
Due after one year through three years	$27	$39
On September 30, 2022 and December 31, 2021 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income was $26 and $15 in the three months and $61 and $50 in the nine months 2022 and 2021, which was recorded in other income (expense), net.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2022 Third Quarter Form 10-Q
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
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of these matters. For the nine months 2022 we have recorded charges of $14 primarily related to Wright hip products and made payments of $26 primarily related to Rejuvenate and ABG II Modular-Neck hip stems. Based on the information that has been received, we have estimated the remaining range of probable loss related to recall matters globally to be approximately $375 to $510. We have recorded reserves representing the remaining minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.

Leases	September	December
	2022	2021
Right-of-use assets	$456	$419
Lease liabilities, current	$116	$112
Lease liabilities, non-current	$349	$310

Other information:
Weighted-average remaining lease term	5.5 years	5.4 years
Weighted-average discount rate	3.09%	2.86%

	Three Months		Nine Months
	2022	2021	2022	2021
Operating lease cost	$37	$35	$110	$102
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. The aggregate purchase price of our acquisitions, net of cash acquired was $2,563 and $267 in the nine months 2022 and 2021.
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
In the nine months 2022 note holders elected to redeem the 1.50% and 0.50% convertible notes assumed in the Vocera acquisition for $101 and $324. These repayments are classified as financing activities in the Consolidated Statements of Cash Flows.
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

Consolidated Estimated Amortization Expense
Remainder of 2022	2023	2024	2025	2026
$159	$617	$587	$567	$510
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on September 30, 2022.
In February 2022 we entered into a $1.5 billion term loan agreement that matures on February 22, 2025 and bears interest at a base rate based on the Term Secured Overnight Financing Rate (SOFR) plus 0.725%. In the nine months 2022 we repaid $500 on the term loan.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2022 Third Quarter Form 10-Q
In 2022 our Board of Directors approved an increase to the maximum amount of commercial paper that can be outstanding from $1,500 to $2,250.
On September 30, 2022 there were no borrowings outstanding under our credit facility or commercial paper program which allows for maturities up to 397 days from the date of issuance.

Summary of Total Debt		September 2022	December 2021
Rate	Due
Senior unsecured notes:
1.125%	November 30, 2023	$530	$622
0.600%	December 1, 2023	599	598
3.375%	May 15, 2024	595	593
0.250%	December 3, 2024	817	958
1.150%	June 15, 2025	647	645
3.375%	November 1, 2025	748	748
3.500%	March 15, 2026	995	994
2.125%	November 30, 2027	720	845
3.650%	March 7, 2028	597	597
0.750%	March 1, 2029	767	901
1.950%	June 15, 2030	991	990
2.625%	November 30, 2030	619	727
1.000%	December 3, 2031	715	840
4.100%	April 1, 2043	392	392
4.375%	May 15, 2044	395	395
4.625%	March 15, 2046	982	982
2.900%	June 15, 2050	642	642
Term loan	February 22, 2025	1,000	—
Other		8	10
Total debt		$12,759	$12,479
Less current maturities of debt		8	7
Total long-term debt		$12,751	$12,472

		September 2022	December 2021
Unamortized debt issuance costs		$55	$62
Borrowing capacity on existing facilities		$2,162	$2,162
Fair value of senior unsecured notes		$10,401	$13,391
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
NOTE 9 - INCOME TAXES
Our effective tax rates were 0.0% and 6.6% in the three and nine months 2022. In the three months 2022 income tax expense decreased $162 due to the effective settlement of the United States federal income tax audit for years 2014 through 2018. In addition, other income (expense), net includes a benefit of $50 related to the release of accrued interest associated with this settlement. The nine months 2022 additionally include the reversal of deferred income tax on undistributed earnings of foreign subsidiaries no longer determined to be indefinitely reinvested. Our effective tax rates of 11.5% and 12.6% in the three and nine months 2021 include certain discrete tax items.

NOTE 10 - SEGMENT INFORMATION
As previously disclosed, effective December 31, 2021 we changed our reportable business segments to (i) MedSurg and Neurotechnology and (ii) Orthopaedics and Spine to align to our new internal reporting structure. We have reflected these changes in all historical periods presented.

	Three Months		Nine Months
	2022	2021	2022	2021
MedSurg and Neurotechnology	$2,588	$2,349	$7,560	$6,899
Orthopaedics and Spine	1,891	1,811	5,687	5,508
Net sales	$4,479	$4,160	$13,247	$12,407
MedSurg and Neurotechnology	$626	$663	$1,838	$2,000
Orthopaedics and Spine	519	500	1,648	1,518
Segment operating income	$1,145	$1,163	$3,486	$3,518
Items not allocated to segments:
Corporate and other	$(144)	$(105)	$(488)	$(421)
Acquisition and integration-related costs	78	(126)	(108)	(495)
Amortization of intangible assets	(159)	(144)	(469)	(474)
Restructuring-related and other charges	(58)	(178)	(229)	(209)
Medical device regulations	(38)	(27)	(98)	(72)
Recall-related matters	4	(16)	(14)	(98)
Regulatory and legal matters	(20)	7	(53)	16
Consolidated operating income	$808	$574	$2,027	$1,765
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
As a result of the outcome of certain regional programs for our trauma products and the national VBP program for hips and knees we recorded charges of $105 to impair certain long-lived and intangible assets in the third quarter of 2021. These charges were included in selling, general and administrative expenses. The national VBP program for spine products took place in the third quarter of 2022 and we were unsuccessful in our bid. As a result we are exiting the spine business in China. Asset impairments recorded in the three months 2022 were not significant. Our total business in China represented approximately 2.5% of our revenues for the nine months 2022.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2022 Third Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Macroeconomic Environment
The global economy is experiencing increased inflationary pressures in part due to global supply chain disruptions, labor shortages and other impacts of the COVID-19 pandemic and current macroeconomic environment which we anticipate will continue. Higher interest rates and capital costs, higher shipping costs, increased costs of labor and weakening foreign currency exchange rates are creating additional economic challenges. We expect these conditions to cause our customers to decrease or delay orders for our products and services, and the higher interest rates to impact demand for our capital products.
Our operations have been adversely impacted by the inflationary pressures primarily related to labor, steel and transportation costs as well as the impact of purchasing electronic components at premium prices on the spot market. Sales growth in certain products has been constrained by the continuing supply chain challenges and electronic component shortages, especially impacting the capital products in our MedSurg businesses.
Russia and Ukraine Conflict
The military conflict in Russia and Ukraine and the sanctions imposed by the United States government and other nations in response to this conflict have caused significant volatility and disruptions to the global markets. Given that we provide life-saving and life-enhancing products, we plan to continue operating in Russia provided we can safely do so. During the nine months 2022 net sales in Russia were approximately 0.3% of our revenues. Although Russia does not constitute a material portion of our business, there is uncertainty around the impact it will have on the global economy, supply chains and fuel and energy prices generally, and therefore our business. Refer to Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 for further details.
China Volume-Based Procurement and Import Purchase Evaluation
The government in China has launched regional and national programs for volume-based procurement ("VBP") of high-value medical consumables to reduce healthcare costs. Each VBP program has specific requirements to award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders may be guaranteed sales volume for certain products, while unsuccessful bidders may lose unit sales volume. The prices required for a successful bid have negatively impacted our existing commercial operations of joint replacement and trauma products in China. The national VBP program for spine products took place in the third quarter of 2022 and we were unsuccessful in our bid. As a result we are exiting the spine business in China. We expect regional VBP programs to be initiated for neurovascular products in the fourth quarter of 2022 and additional VBP programs may be initiated in the future. China has also issued national guiding standards for Import Purchase Evaluation which has increased the purchase of locally sourced equipment in China's public hospitals and is impacting our MedSurg business in China. Our business in China represented approximately 2.5% of our revenues for the nine months 2022.
Overview of the Three and Nine Months
In the three months 2022 we achieved sales growth of 7.7% from 2021. Excluding the impact of acquisitions and divestitures sales grew 9.9% in constant currency. We reported operating income margin of 18.0%, net earnings of $816 and net earnings per diluted share of $2.14. Excluding the impact of certain items, adjusted operating income margin(1) contracted by 310 basis points to 22.3%, with adjusted net earnings(1) of $810 and adjusted net earnings per diluted share(1) of $2.12, a decrease of 3.6% from 2021.
In the nine months 2022 we achieved sales growth of 6.8% from 2021. Excluding the impact of acquisitions and divestitures sales grew 8.3% in constant currency. We reported operating income margin of 15.3%, net earnings of $1,795 and net earnings per diluted share of $4.70. Excluding the impact of certain items, adjusted operating income margin(1) contracted by 240 basis points to 22.6%, with adjusted net earnings(1) of $2,422 and adjusted net earnings per diluted share(1) of $6.34, a decrease of 0.6% from 2021.
Recent Developments
In February 2022 we entered into a $1.5 billion term loan agreement that matures on February 22, 2025 and bears interest at a base rate based on the Term Secured Overnight Financing Rate (SOFR) plus 0.725%. In June and September 2022 we repaid $250 and $250 of this term loan.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2022 Third Quarter Form 10-Q
On August 16, 2022 the Inflation Reduction Act (“IRA”) was enacted into law. The IRA includes a 15% corporate alternative minimum tax effective in 2023 and a 1% tax on share repurchases after December 31, 2022. We are currently evaluating the impact of the IRA and do not expect the tax-related provisions to have a material impact on our Consolidated Financial Statements. The impact of the excise tax on share repurchases will be dependent on the extent of share repurchases made in future periods.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months					Nine Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2022	2021	2022	2021	Change	2022	2021	2022	2021	Change
Net sales	$4,479	$4,160	100.0%	100.0%	7.7%	$13,247	$12,407	100.0%	100.0%	6.8%
Gross profit	2,782	2,642	62.1	63.5	5.3	8,342	7,923	63.0	63.9	5.3
Research, development and engineering expenses	364	306	8.1	7.4	19.0	1,128	904	8.5	7.3	24.8
Selling, general and administrative expenses	1,455	1,602	32.5	38.5	(9.2)	4,704	4,682	35.5	37.7	0.5
Recall charges	(4)	16	(0.1)	0.4	nm	14	98	0.1	0.8	nm
Amortization of intangible assets	159	144	3.5	3.5	10.4	469	474	3.5	3.8	(1.1)
Other income (expense), net	8	(79)	0.2	(1.9)	nm	(105)	(241)	(0.8)	(1.9)	(56.4)
Income taxes	—	57	nm	nm	(100.0)	127	192	nm	nm	(33.9)
Net earnings	$816	$438	18.2%	10.5%	86.3%	$1,795	$1,332	13.6%	10.7%	34.8%

Net earnings per diluted share	$2.14	$1.14			87.7%	$4.70	$3.48			35.1%
Adjusted net earnings per diluted share(1)	$2.12	$2.20			(3.6)%	$6.34	$6.38			(0.6)%

nm - not meaningful

Geographic and Segment Net Sales	Three Months				Nine Months
			Percentage Change				Percentage Change
	2022	2021	As Reported	Constant Currency	2022	2021	As Reported	Constant Currency
Geographic:
United States	$3,360	$3,019	11.3%	11.3%	$9,776	$8,903	9.8%	9.8%
International	1,119	1,141	(1.9)	11.7	3,471	3,504	(0.9)	9.1
Total	$4,479	$4,160	7.7%	11.4%	$13,247	$12,407	6.8%	9.6%
Segment:
MedSurg and Neurotechnology	$2,588	$2,349	10.2%	13.5%	$7,560	$6,899	9.6%	12.1%
Orthopaedics and Spine	1,891	1,811	4.4	8.7	5,687	5,508	3.2	6.5
Total	$4,479	$4,160	7.7%	11.4%	$13,247	$12,407	6.8%	9.6%

Supplemental Net Sales Growth Information
	Three Months							Nine Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2022	2021	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2022	2021	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$535	$525	1.8%	4.8%	2.3%	—%	14.4%	$1,626	$1,511	7.6%	9.9%	10.1%	(1.0)%	9.4%
Endoscopy	590	525	12.4	14.9	14.8	3.1	15.6	1,728	1,512	14.3	16.6	16.3	7.2	17.8
Medical	765	636	20.1	22.9	25.8	—	12.7	2,095	1,898	10.4	12.4	15.7	(7.3)	1.2
Neurovascular	294	295	(0.3)	7.6	(2.0)	0.7	13.6	901	885	1.7	7.1	(1.7)	3.8	12.7
Neuro Cranial	332	299	11.3	13.9	12.7	5.0	19.6	992	890	11.5	13.4	13.2	4.2	14.3
Other	72	69	5.9	6.0	5.8	12.9	16.4	218	203	7.8	7.8	7.3	42.1	45.2
	$2,588	$2,349	10.2%	13.5%	13.2%	1.3%	14.4%	$7,560	$6,899	9.6%	12.1%	12.7%	1.0%	10.4%
Orthopaedics and Spine:
Knees	$481	$439	9.6%	13.4%	13.7%	(1.7)%	12.3%	$1,445	$1,325	9.1%	12.1%	11.8%	1.6%	12.8%
Hips	347	328	5.6	11.3	12.4	(5.0)	9.6	1,038	990	4.8	9.2	8.3	(0.7)	10.5
Trauma and Extremities	672	639	5.1	9.5	10.4	(7.1)	7.3	2,033	1,953	4.1	7.2	7.9	(4.8)	5.6
Spine	280	282	(1.0)	2.6	2.0	(8.7)	3.9	849	867	(2.1)	0.6	0.6	(8.5)	0.7
Other	111	123	(9.2)	(5.6)	(11.2)	(1.7)	15.5	322	373	(13.4)	(10.6)	(16.0)	(4.3)	9.0
	$1,891	$1,811	4.4%	8.7%	8.6%	(5.4)%	8.8%	$5,687	$5,508	3.2%	6.5%	6.0%	(3.0)%	7.7%
Total	$4,479	$4,160	7.7%	11.4%	11.3%	(1.9)%	11.7%	$13,247	$12,407	6.8%	9.6%	9.8%	(0.9)%	9.1%

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2022 Third Quarter Form 10-Q
Consolidated Net Sales
Consolidated net sales increased 7.7% in the three months 2022 as reported and 11.4% in constant currency, as foreign currency exchange rates negatively impacted net sales by 3.7%. Excluding the 1.5% impact of acquisitions and divestitures, net sales in constant currency increased by 10.6% from increased unit volume partially offset by 0.7% due to lower prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology products and most Orthopaedics and Spine products.
Consolidated net sales increased 6.8% in the nine months 2022 as reported and 9.6% in constant currency, as foreign currency exchange rates negatively impacted net sales by 2.8%. Excluding the 1.3% impact of acquisitions and divestitures, net sales in constant currency increased by 9.4% from increased unit volume partially offset by 1.1% due to lower prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology products and most Orthopaedics and Spine products.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales increased 10.2% in the three months 2022 as reported and 13.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 3.3%. Excluding the 2.7% impact of acquisitions and divestitures, net sales in constant currency increased by 9.8% from increased unit volume and 1.0% from higher prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology products.
MedSurg and Neurotechnology net sales increased 9.6% in the nine months 2022 as reported and 12.1% in constant currency, as foreign currency exchange rates negatively impacted net sales by 2.5%. Excluding the 2.3% impact of acquisitions and divestitures, net sales in constant currency increased by 9.5% from increased unit volume and 0.3% from higher prices. The unit volume increase was due to higher shipments across all MedSurg products.
Orthopaedics and Spine Net Sales
Orthopaedics and Spine net sales increased 4.4% in the three months 2022 as reported and 8.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 4.3%. Net sales in constant currency increased 11.6% from increased unit volume partially offset by 2.9% from lower prices. The unit volume increase was due to higher shipments across most Orthopaedics and Spine products.
Orthopaedics and Spine net sales increased 3.2% in the nine months 2022 as reported and 6.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 3.3%. Net sales in constant currency increased 9.3% from increased unit volume partially offset by 2.8% from lower prices. The unit volume increase was due to higher shipments across most Orthopaedics and Spine products.
Gross Profit
Gross profit as a percentage of sales in the three months 2022 decreased to 62.1% from 63.5% in 2021. Excluding the impact of the items noted below, gross profit decreased to 62.6% of sales in the three months 2022 from 66.3% in 2021 due to increased costs from purchases of electronic components at premium prices on the spot market and other inflationary pressures, primarily related to labor, steel and transportation, as well as inefficiencies from supply chain disruptions.
Gross profit as a percentage of sales in the nine months 2022 decreased to 63.0% from 63.9% in 2021. Excluding the impact of the items noted below, gross profit decreased to 63.3% of sales in the nine months 2022 from 65.9% in 2021 primarily due to increased costs from purchases of electronic components at premium prices on the spot market and other inflationary pressures, primarily related to labor, steel and transportation, as well as inefficiencies from supply chain disruptions.

			Percent Net Sales
Three Months	2022	2021	2022	2021
Reported	$2,782	$2,642	62.1%	63.5%
Inventory stepped-up to fair value	—	94	—	2.3
Restructuring-related and other charges	19	20	0.5	0.5
Medical device regulations	1	1	—	—
Adjusted	$2,802	$2,757	62.6%	66.3%

			Percent Net Sales
Nine Months	2022	2021	2022	2021
Reported	$8,342	$7,923	63.0%	63.9%
Inventory stepped-up to fair value	12	231	0.1	1.9
Restructuring-related and other charges	29	20	0.2	0.1
Medical device regulations	3	2	—	—
Adjusted	$8,386	$8,176	63.3%	65.9%
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $58 or 19.0% in the three months 2022 and increased as a percentage of sales to 8.1% from 7.4% in 2021. Excluding the impact of the items noted below, expenses increased to 7.1% of sales in 2022 from 6.7% in 2021.
Research, development and engineering expenses increased $224 or 24.8% in the nine months 2022 and increased as a percentage of sales to 8.5% from 7.3% in 2021. Excluding the impact of the items noted below, expenses increased to 7.1% of sales in 2022 from 6.7% in 2021.
The increases for the three and nine months reflect our continued investment in innovation, integration of recent acquisitions and for the nine months the write-off of certain intangible assets.

			Percent Net Sales
Three Months	2022	2021	2022	2021
Reported	$364	$306	8.1%	7.4%
Restructuring-related and other charges	(8)	—	(0.2)	—
Medical device regulations	(39)	(26)	(0.8)	(0.7)
Adjusted	$317	$280	7.1%	6.7%

			Percent Net Sales
Nine Months	2022	2021	2022	2021
Reported	$1,128	$904	8.5%	7.3%
Restructuring-related and other charges	(87)	—	(0.7)	—
Medical device regulations	(95)	(70)	(0.7)	(0.6)
Adjusted	$946	$834	7.1%	6.7%
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $147 or 9.2% in the three months 2022 and decreased as a percentage of sales to 32.5% from 38.5% in 2021. During the three months 2022 we determined that certain commercial and regulatory milestones related to technology acquired in the purchase of Mobius Imaging and Cardan Robotics were no longer probable of being achieved and recorded $110 to reduce the fair value of contingent consideration as well as $8 in research, development and engineering expenses to write off the related in-process research and development intangible asset. Excluding the impact of the items noted below, expenses decreased to 33.1% of sales in 2022 from 34.1% in 2021.

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2022 Third Quarter Form 10-Q
Selling, general and administrative expenses increased $22 or 0.5% in the nine months 2022 and decreased as a percentage of sales to 35.5% from 37.7%. Share-based awards for Vocera employees vested upon our acquisition in 2022 and a charge of $132 was recorded. Excluding the impact of the items noted below, expenses decreased to 33.5% of sales in 2022 from 34.2% in 2021.
The decreases as a percentage of sales for the three and nine months were due to fixed cost leverage and continued cost discipline.

			Percent Net Sales
Three Months	2022	2021	2022	2021
Reported	$1,455	$1,602	32.5%	38.5%
Other acquisition and integration-related	78	(32)	1.7	(0.8)
Restructuring-related and other charges	(31)	(158)	(0.7)	(3.8)
Medical device regulations	2	—	—	—
Regulatory and legal matters	(20)	7	(0.4)	0.2
Adjusted	$1,484	$1,419	33.1%	34.1%

			Percent Net Sales
Nine Months	2022	2021	2022	2021
Reported	$4,704	$4,682	35.5%	37.7%
Other acquisition and integration-related	(96)	(264)	(0.7)	(2.1)
Restructuring-related and other charges	(113)	(189)	(0.9)	(1.5)
Regulatory and legal matters	(53)	16	(0.4)	0.1
Adjusted	$4,442	$4,245	33.5%	34.2%
Recall Charges
Recall charges were minimal in the three and nine months 2022 and the three months 2021. Charges of $98 in the nine months 2021 were primarily related to Rejuvenate and ABG II Modular-Neck hip stems. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $159 and $144 in the three months and $469 and $474 in the nine months 2022 and 2021. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating income increased $234 to 18.0% of sales in the three months 2022 from 13.8% of sales in 2021. Excluding the impact of the items noted below, operating income decreased to 22.3% of sales in 2022 from 25.4% in 2021 primarily due to higher costs from inflationary pressures, slightly lower selling price, unfavorable foreign currency and our continued investments in innovation, partially offset by leverage from higher sales volumes and cost discipline.
Operating income increased $262 or 14.8% to 15.3% of sales in the nine months 2022 from 14.2% of sales in 2021. Excluding the impact of the items noted below, operating income decreased to 22.6% of sales in 2022 from 25.0% in 2021 primarily due to higher costs from inflationary pressures, slightly lower selling price, unfavorable foreign currency and our continued investments in innovation, partially offset by leverage from higher sales and cost discipline.

			Percent Net Sales
Three Months	2022	2021	2022	2021
Reported	$808	$574	18.0%	13.8%
Inventory stepped-up to fair value	—	94	—	2.3
Other acquisition and integration-related	(78)	32	(1.7)	0.8
Amortization of purchased intangible assets	159	144	3.5	3.5
Restructuring-related and other charges	58	178	1.4	4.2
Medical device regulations	38	27	0.8	0.6
Recall-related matters	(4)	16	(0.1)	0.4
Regulatory and legal matters	20	(7)	0.4	(0.2)
Adjusted	$1,001	$1,058	22.3%	25.4%

			Percent Net Sales
Nine Months	2022	2021	2022	2021
Reported	$2,027	$1,765	15.3%	14.2%
Inventory stepped-up to fair value	12	231	0.1	1.9
Other acquisition and integration-related	96	264	0.7	2.1
Amortization of purchased intangible assets	469	474	3.5	3.8
Restructuring-related and other charges	229	209	1.8	1.7
Medical device regulations	98	72	0.7	0.6
Recall-related matters	14	98	0.1	0.8
Regulatory and legal matters	53	(16)	0.4	(0.1)
Adjusted	$2,998	$3,097	22.6%	25.0%
Other Income (Expense), Net
Other income (expense), net was $8 and ($79) in the three months and ($105) and ($241) in the nine months 2022 and 2021. The decrease in net expense in 2022 was primarily due to favorable investment returns and the reversal of accrued interest related to the effective settlement of the United States federal income tax audit for years 2014 through 2018. Refer to Note 9 to our Consolidated Financial Statements for further information.
Income Taxes
Our effective tax rates were 0.0% and 6.6% in the three and nine months 2022. In the three months 2022 income tax expense decreased $162 due to the effective settlement of the United States federal income tax audit for years 2014 through 2018. In addition, other income (expense), net includes a benefit of $50 related to the release of accrued interest associated with this settlement. The nine months 2022 additionally include the reversal of deferred income tax on undistributed earnings of foreign subsidiaries no longer determined to be indefinitely reinvested. Our effective tax rates of 11.5% and 12.6% in the three and nine months 2021 include certain discrete tax items.
Net Earnings
Net earnings increased to $816 or $2.14 per diluted share in the three months 2022 from $438 or $1.14 per diluted share in 2021. Adjusted net earnings per diluted share(1) was $2.12 in 2022, a decrease of 3.6% from 2021.
Net earnings increased to $1,795 or $4.70 per diluted share in the nine months 2022 from $1,332 or $3.48 per diluted share in 2021. Adjusted net earnings per diluted share(1) decreased 0.6% to $6.34 in 2022 from $6.38 in 2021.

			Percent Net Sales
Three Months	2022	2021	2022	2021
Reported	$816	$438	18.2%	10.5%
Inventory stepped-up to fair value	—	73	—	1.8
Other acquisition and integration-related	(82)	24	(1.8)	0.6
Amortization of purchased intangible assets	132	114	2.9	2.7
Restructuring-related and other charges	50	165	1.1	3.9
Medical device regulations	32	23	0.7	0.6
Recall-related matters	(4)	12	(0.1)	0.3
Regulatory and legal matters	15	(7)	0.3	(0.2)
Tax matters	(149)	—	(3.2)	—
Adjusted	$810	$842	18.1%	20.2%

			Percent Net Sales
Nine Months	2022	2021	2022	2021
Reported	$1,795	$1,332	13.6%	10.7%
Inventory stepped-up to fair value	9	176	0.1	1.4
Other acquisition and integration-related	46	204	0.3	1.6
Amortization of purchased intangible assets	371	378	2.8	3.1
Restructuring-related and other charges	190	198	1.4	1.7
Medical device regulations	82	60	0.6	0.5
Recall-related matters	10	85	0.1	0.7
Regulatory and legal matters	39	(19)	0.3	(0.2)
Tax matters	(120)	26	(0.9)	0.2
Adjusted	$2,422	$2,440	18.3%	19.7%

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2022 Third Quarter Form 10-Q
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
1.Acquisition and integration-related costs. Costs related to integrating recently acquired businesses (e.g., costs associated with the termination of sales relationships, workforce reductions and other integration-related activities), changes in the fair value of contingent consideration and specific costs (e.g., inventory step-up and deal costs) related to the consummation of the acquisition process.
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
4.Medical device regulations. Costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the new medical device reporting regulations and other requirements of the European Union.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2022 Third Quarter Form 10-Q

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2022	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,782	$1,455	$364	$808	$8	$816	—%	$2.14
Reported percent net sales	62.1%	32.5%	8.1%	18.0%	0.2%	18.2%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—
Other acquisition and integration-related	—	78	—	(78)	—	(82)	2.0	(0.21)
Amortization of purchased intangible assets	—	—	—	159	—	132	0.5	0.34
Restructuring-related and other charges	19	(31)	(8)	58	—	50	—	0.13
Medical device regulations	1	2	(39)	38	—	32	0.1	0.08
Recall-related matters	—	—	—	(4)	—	(4)	—	(0.01)
Regulatory and legal matters	—	(20)	—	20	—	15	0.2	0.04
Tax matters	—	—	—	—	(62)	(149)	11.7	(0.39)
Adjusted	$2,802	$1,484	$317	$1,001	$(54)	$810	14.5%	$2.12
Adjusted percent net sales	62.6%	33.1%	7.1%	22.3%	(1.2)%	18.1%

Three Months 2021	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,642	$1,602	$306	$574	$(79)	$438	11.5%	$1.14
Reported percent net sales	63.5%	38.5%	7.4%	13.8%	(1.9)%	10.5%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	94	—	—	94	—	73	1.9	0.19
Other acquisition and integration-related	—	(32)	—	32	—	24	0.8	0.06
Amortization of purchased intangible assets	—	—	—	144	—	114	2.0	0.30
Restructuring-related and other charges	20	(158)	—	178	—	165	(2.6)	0.44
Medical device regulations	1	—	(26)	27	—	23	(0.1)	0.06
Recall-related matters	—	—	—	16	—	12	0.3	0.03
Regulatory and legal matters	—	7	—	(7)	—	(7)	0.2	(0.02)
Tax matters	—	—	—	—	—	—	—	—
Adjusted	$2,757	$1,419	$280	$1,058	$(79)	$842	14.0%	$2.20
Adjusted percent net sales	66.3%	34.1%	6.7%	25.4%	(1.9)%	20.2%

Nine Months 2022	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$8,342	$4,704	$1,128	$2,027	$(105)	$1,795	6.6%	$4.70
Reported percent net sales	63.0%	35.5%	8.5%	15.3%	(0.8)%	13.6%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	12	—	—	12	—	9	—	0.02
Other acquisition and integration-related	—	(96)	—	96	—	46	1.9	0.12
Amortization of purchased intangible assets	—	—	—	469	—	371	1.7	0.97
Restructuring-related and other charges	29	(113)	(87)	229	—	190	0.4	0.50
Medical device regulations	3	—	(95)	98	—	82	0.1	0.21
Recall-related matters	—	—	—	14	—	10	0.1	0.03
Regulatory and legal matters	—	(53)	—	53	—	39	0.3	0.10
Tax matters	—	—	—	—	(74)	(120)	3.0	(0.31)
Adjusted	$8,386	$4,442	$946	$2,998	$(179)	$2,422	14.1%	$6.34
Adjusted percent net sales	63.3%	33.5%	7.1%	22.6%	(1.4)%	18.3%

Nine Months 2021	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$7,923	$4,682	$904	$1,765	$(241)	$1,332	12.6%	$3.48
Reported percent net sales	63.9%	37.7%	7.3%	14.2%	(1.9)%	10.7%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	231	—	—	231	—	176	1.4	0.46
Other acquisition and integration-related	—	(264)	—	264	—	204	1.4	0.53
Amortization of purchased intangible assets	—	—	—	474	—	378	1.7	0.99
Restructuring-related and other charges	20	(189)	—	209	11	198	(0.7)	0.52
Medical device regulations	2	—	(70)	72	—	60	0.1	0.16
Recall-related matters	—	—	—	98	—	85	(0.1)	0.22
Regulatory and legal matters	—	16	—	(16)	(3)	(19)	0.2	(0.05)
Tax matters	—	—	—	—	—	26	(1.8)	0.07
Adjusted	$8,176	$4,245	$834	$3,097	$(233)	$2,440	14.8%	$6.38
Adjusted percent net sales	65.9%	34.2%	6.7%	25.0%	(1.9)%	19.7%

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2022 Third Quarter Form 10-Q
FINANCIAL CONDITION AND LIQUIDITY

Nine Months	2022	2021
Net cash provided by operating activities	$1,621	$2,263
Net cash used in investing activities	(2,762)	(545)
Net cash provided by (used in) financing activities	(303)	(2,077)
Effect of exchange rate changes on cash and cash equivalents	(80)	(21)
Change in cash and cash equivalents	$(1,524)	$(380)
Operating Activities
Cash provided by operating activities was $1,621 and $2,263 in the nine months 2022 and 2021. The decrease was primarily due to higher costs for certain electronic components and increases of other critical inventory to manage supply chain delays due to component shortages.
Investing Activities
Cash used in investing activities was $2,762 and $545 in the nine months 2022 and 2021. The increase in cash used in 2022 was primarily due to the acquisition of Vocera and investments in capital projects partially offset by settlements of certain foreign currency forward contracts designated as net investment hedges.
Financing Activities
Cash provided by (used in) financing activities was ($303) and ($2,077) in the nine months 2022 and 2021. Cash used in 2022 was primarily driven by dividend payments and repayments of debt, including $500 of payments on the $1,500 term loan used to fund the acquisition of Vocera. Cash used in 2021 was primarily due to debt repayments of $750 in March 2021 and $400 for the term loan in June 2021. We did not repurchase any shares in the nine months 2022 and 2021. Dividends paid to common shareholders were $788 and $713 in the nine months 2022 and 2021.
Liquidity
Cash, cash equivalents and marketable securities were $1,497 and $3,019 on September 30, 2022 and December 31, 2021. Current assets exceeded current liabilities by $4,747 and $5,468 on September 30, 2022 and December 31, 2021. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines.
We raised funds in the capital markets in the past and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 47% on September 30, 2022 compared to 26% on December 31, 2021.
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
FORWARD-LOOKING STATEMENTS
This report contains statements referring to us that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Reform Act, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "goal," "strategy" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict, including uncertainties related to the impact of the COVID-19 pandemic on our operations and financial results. Therefore, actual results could differ materially and adversely from these forward-looking statements. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include those risks discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for 2021 and Part II, Item 1A. "Risk Factors" in our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2022. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for 2021. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions or circumstances on which those expectations may be based, or that affect the likelihood that actual results will differ from those contained in the forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We consider our greatest potential area of market risk exposure to be exchange rate risk on our operations and financial results. Quantitative and qualitative disclosures about exchange rate risk are included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for 2021. There were no material changes from the information provided therein.

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2022 Third Quarter Form 10-Q

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on September 30, 2022. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial reporting during the nine months 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In February 2022 we completed the acquisition of Vocera and are currently integrating Vocera into our operations, compliance programs and internal control processes. Vocera constituted approximately 8.5% of our total assets as of September 30, 2022, including the goodwill and intangible assets recorded as part of the purchase price allocation and approximately 1% of our net sales in the nine months ended September 30, 2022. United States Securities and Exchange Commission guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. We have excluded the acquired operations of Vocera from our assessment of the Company's internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for 2021 and Part II, Item 1A. "Risk Factors" in our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 25 shares of our common stock in the three months 2022 as performance incentive awards to employees. These shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the nine months 2022 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of September 30, 2022.

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
During the three months 2022 we filed two notifications with the FSB as described above.

ITEM 6.	EXHIBITS

31(i)	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
* Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2022 Third Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	November 1, 2022	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair, Chief Executive Officer and President

Date:	November 1, 2022	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

18