Form 10-K
period 2022-12-31
STRYKER CORP
filed 2023-02-10
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐      No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Small reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $70,965,162,853 at June 30, 2022. There were 378,831,249 shares outstanding of the registrant’s common stock, $0.10 par value, on January 31, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2023 Annual Meeting of Shareholders (the 2023 proxy statement) are incorporated by reference into Part III.

STRYKER CORPORATION 2022 FORM 10-K

STRYKER CORPORATION 2022 FORM 10-K

PART I

ITEM 1.	BUSINESS.
Stryker Corporation (Stryker or the Company) is one of the world's leading medical technology companies and, together with our customers, we are driven to make healthcare better. We offer innovative products and services in Medical and Surgical, Neurotechnology, Orthopaedics and Spine that help improve patient and healthcare outcomes. Alongside our customers around the world, Stryker impacts more than 130 million patients annually.
Our core values guide our behaviors and actions and are fundamental to how we execute our mission.
Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a prominent orthopaedic surgeon and inventor of several medical products. Our products are sold in over 75 countries through company-owned subsidiaries and branches as well as third-party dealers and distributors, and include surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; clinical communication and workflow solutions; neurosurgical and neurovascular devices; implants used in joint replacement and trauma surgeries; Mako Robotic-Arm Assisted technology; spinal devices; as well as other products used in a variety of medical specialties. Most of our products are marketed directly to doctors, hospitals and other healthcare facilities.
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

Net Sales by Reportable Segment
	2022		2021		2020
MedSurg and Neurotechnology	$10,611	58%	$9,538	56%	$8,345	58%
Orthopaedics and Spine	7,838	42	7,570	44	6,006	42
Total	$18,449	100%	$17,108	100%	$14,351	100%
MedSurg and Neurotechnology
MedSurg products include surgical equipment, patient and caregiver safety technologies, and navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling, emergency medical equipment, intensive care disposable products and clinical communication and workflow solutions (Medical), reprocessed and remanufactured medical devices, and other medical device products used in a variety of medical specialties. Neurotechnology includes neurosurgical, neurovascular and craniomaxillofacial implant products. Our neurotechnology offering includes products used for minimally invasive endovascular procedures; a comprehensive line of products for traditional brain and open skull based surgical procedures; orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products (Neuro Cranial); and minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke (Neurovascular). The craniomaxillofacial implant offering includes cranial, maxillofacial and chest wall devices as well as dural substitutes and sealants.
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

Composition of MedSurg and Neurotechnology Net Sales
	2022		2021		2020
Instruments	$2,279	21%	$2,111	22%	$1,863	22%
Endoscopy	2,423	23	2,141	22	1,763	21
Medical	3,031	29	2,607	27	2,524	30
Neurovascular	1,200	11	1,188	13	973	12
Neuro Cranial	1,376	13	1,214	13	972	12
Other	302	3	277	3	250	3
Total	$10,611	100%	$9,538	100%	$8,345	100%
In 2022 Instruments launched the next generation of the System 9 total joint power tool and the CD NXT power tool with automatic depth measurement allowing for fast, accurate and consistent digital depth measurement across a variety of procedures. Endoscopy expanded its product offering for the Ambulatory Surgery Center (ASC) market with the launch of a new 4K 1688 Autoclavable Camera and SDC4K image capture device. Endoscopy also launched a new line of fluorescent capable laparoscopes to improve image quality in laparoscopic procedures.
Medical completed the acquisition of Vocera Communications, Inc. (Vocera), a leader in digital care coordination and communication. Vocera brings a highly complementary and innovative portfolio to Medical that is expected to enhance our Advanced Digital Healthcare offerings and further advance our focus on preventing adverse events throughout the continuum of care. In addition, Medical launched the Power Pro 2 cot, the industry’s first connected ambulance cot.
In 2022 Neurovascular launched the Vecta 71/74 aspiration system in Japan, Korea, Australia and New Zealand as well as the Cat 7 distal access catheter in China. We also continued the launch of the next generation of the market leading Synchro guidewire in Asia Pacific.

Dollar amounts in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION 2022 FORM 10-K
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

Composition of Orthopaedics and Spine Net Sales
	2022		2021		2020
Knees	$1,997	25%	$1,848	25%	$1,567	26%
Hips	1,413	18	1,342	18	1,206	20
Trauma and Extremities	2,807	36	2,664	35	1,722	29
Spine	1,146	15	1,167	15	1,047	17
Other	475	6	549	7	464	8
Total	$7,838	100%	$7,570	100%	$6,006	100%
In 2022 we moved to a full commercial launch of Insignia hip stem in the United States after first clinical use in December 2021. United States Food and Drug Administration (FDA) approval was received in 2021, Health Canada approval was received in the fourth quarter of 2022 and Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) approval is anticipated in the second half of 2023.
Raw Materials and Inventory
Raw materials essential to our business are generally readily available from multiple sources; however, certain of our raw materials are currently sourced from single suppliers. Substantially all products we manufacture are stocked in inventory, while certain MedSurg products are assembled to order. Where some electronic components have had limited availability due to recent global shortages, we have worked closely with suppliers to ensure this temporary supply constraint did not have a material adverse effect on continuity of supply.
Patents and Trademarks
Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of such products restricts competitors from duplicating these unique designs and features. We seek to obtain patent protection on our products whenever appropriate for protecting our competitive advantage. On December 31, 2022 we owned approximately 4,800 United States patents and approximately 7,300 patents in other countries.
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
In the United States the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and its subsequent amendments and the regulations issued and proposed thereunder provide for federal regulation by the FDA of the design, manufacture and marketing of medical devices, including most of our products. In addition, state licensing requirements often apply to certain of our business operations and products. On the federal level, many of our new products fall into FDA classifications that require notification submitted as a 510(k) and review by the FDA before we begin marketing them. Certain of our products require extensive clinical testing, consisting of safety and efficacy studies, followed by pre-market approval (PMA) applications for specific surgical indications. Certain of our products also fall under other FDA classifications, such as drugs and Human Cells, Tissues, and Cellular and Tissue-Based Products.
The FDA's Quality System regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities by the FDA. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacture and marketing of our products.
The European Union enacted the European Union Medical Device Regulation in May 2017 with an original effective date of May 2021 (the transition timeline is currently being reevaluated by the European Parliament), which imposes stricter requirements for the marketing and sale of medical devices, including in the areas of clinical evaluation requirements, quality systems, labeling and post-market surveillance. Additionally, as a result of the exit of the United Kingdom from the European Union (Brexit), new medical device regulations were released by the United Kingdom, which became effective January 1, 2021. A gap analysis against the prior Medical Device Directive (MDD) has

Dollar amounts in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION 2022 FORM 10-K
been completed and a plan is being executed for both the European Union and United Kingdom regulations to ensure compliance and minimize business disruption.
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
Employees
On December 31, 2022 we had approximately 51,000 employees globally, with approximately 27,000 employees in the United States. Our talented employees are an integral reason for our standing as one of the world's leading medical technology companies where, together with our customers, we are driven to make healthcare better. Our company values of integrity, accountability, people and performance are a key component of that mission. Our people, as one of our core values, continue to be a key focus.
Our success is dependent on our ability to attract the best talent that reflects our diverse communities. To do so, we continue to focus on creating and maintaining a great workplace. We believe in attracting the right people, maintaining and building employee engagement and developing our employees. We believe when people are able to do what they do best, they will look forward to coming to work and, in turn, will deliver great business results.
Our leadership team and Board of Directors receive regular updates on our people and culture strategy and provide feedback on our strategy and goals, including alignment to our mission and values, peer benchmarking and stakeholder feedback.
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
•Holding leadership accountable through transparent data, performance objectives and inclusion in our business review process
•Engaging and inspiring all talent and empowering every employee to take action
•Developing our people and processes by removing barriers and optimizing the power of diverse backgrounds, talents and perspectives
•Attracting a diverse talent pool through focused outreach and ensuring an objective hiring process
•Advancing our employee resource groups (ERGs) to expand reach through executive leadership, global presence, funding and aligned strategies
•Positively impacting our customers and communities through building and strengthening external partnerships
As of December 31, 2022 approximately 37.5% of our global employees were women and 27.5% of our employees in the United States identified as racially or ethnically diverse.
Attracting and Hiring
We understand that every employee drives our success. We focus on attracting, identifying and selecting strong candidates who will be successful at Stryker and ensuring that each person we hire brings the talent, expertise and passion we need to continue to be successful.
Health and Safety
Ensuring our employees' safety is a top priority. It is a responsibility that we share throughout the company and one that has evolved to meet the needs of our workforce. Employees' safety risks vary depending on the roles they perform, so we tailor our safety efforts accordingly.

Dollar amounts in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION 2022 FORM 10-K
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
Our proxy statement provides more detail on the competitive compensation programs we offer.
Information about our Executive Officers

As of January 31, 2023
Name	Age	Title	First Became an Executive Officer
Kevin A. Lobo	57	Chair, Chief Executive Officer and President	2011
Yin C. Becker	59	Vice President, Communications, Public Affairs and Corporate Marketing	2016
William E. Berry Jr.	57	Vice President, Chief Accounting Officer	2014
Glenn S. Boehnlein	61	Vice President, Chief Financial Officer	2016
M. Kathryn Fink	53	Vice President, Chief Human Resources Officer	2016
Robert S. Fletcher	52	Vice President, Chief Legal Officer	2019
Viju S. Menon	55	Group President, Global Quality and Operations	2018
J. Andrew Pierce	49	Group President, MedSurg and Neurotechnology	2021
Spencer S. Stiles	46	Group President, Orthopaedics and Spine	2021
Each of our executive officers was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 2023 or until a successor is chosen and qualified or until his or her resignation or removal. Each of our executive officers held the position above or served Stryker in various executive or administrative capacities for at least five years, except for Mr. Fletcher and Mr. Menon. Prior to joining Stryker in April 2019, Mr. Fletcher held various legal leadership roles with Johnson & Johnson for the previous 14 years, most recently as the Worldwide Vice President, Litigation. Prior to joining Stryker in April 2018, Mr. Menon held various senior supply chain leadership roles with Verizon Communications Inc. during the previous eight years, most recently as the Chief Supply Chain Officer.
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
This report contains statements that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include, without limitation, words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "goal," "strategy" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements, historical experience or our present expectations. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include the risks discussed below.
Our operations and financial results are subject to various risks and uncertainties discussed below that could materially and adversely affect our business, cash flows, financial condition and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem not to be material or that could apply to any company may also materially and adversely affect our business, cash flows, financial condition or results of operations.
We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions or circumstances on which those expectations may be based, or that affect the likelihood that actual results will differ from those contained in the forward-looking statements.
BUSINESS AND OPERATIONAL RISKS
We use a variety of raw materials, components, devices and third-party services in our global supply chains, production and distribution processes; significant shortages, price increases or unavailability of third-party services could increase our operating costs, require significant capital expenditures, or adversely impact the competitive position of our products: Our reliance on certain suppliers to secure raw materials, components and finished devices, and on certain third-party service providers, such as sterilization service providers, exposes us to product shortages and unanticipated increases in prices, whether due to inflationary pressure, regulatory changes, litigation exposure or otherwise. For example, certain of our products contain electronic components and we have experienced, and could continue to experience, limited product availability due to the electronic components shortage in certain product lines. If the shortage persists, we may not be able to obtain electronic components from our suppliers on a timely basis, or at all, or identify any alternative suppliers to provide the electronic components we need to produce our products. In addition, several raw materials, components, finished devices and services are procured from a sole source due to the quality considerations, unique intellectual property considerations or constraints associated with regulatory requirements. If sole-source suppliers or service providers are acquired or were unable or unwilling to deliver these materials or services, we may not be able to manufacture or have available one or more products during such period of unavailability and our business could suffer. In certain cases, we may not be able to establish additional or replacement suppliers for such materials or service providers for such services in a timely or cost-effective manner, largely as a result of FDA and other regulations that require, among other things, validation of materials, components and services prior to

Dollar amounts in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION 2022 FORM 10-K
their use in or with our products. In addition, during 2022 the market experienced increasing inflationary pressures in part due to global supply chain disruptions, labor shortages and other impacts following the COVID-19 pandemic. We expect these inflationary pressures will continue. Inflation in the United States and in many of the countries where we conduct business has resulted in, and may continue to result in, higher interest rates and increased capital, shipping and labor costs, weakening exchange rates against the United States Dollar and other similar effects. We have experienced, and may continue to experience, inflationary increases in manufacturing costs and operating expenses, as well as negative impacts from weakening exchange rates against the United States Dollar, and we may not be able to pass these cost increases on to our customers in a timely manner, which could have a material adverse impact on our profitability and results of operations. Inflation may also cause our customers to reduce or delay orders for our products and services, which could have a material adverse impact on our sales and results of operations.
We are subject to cost containment measures in the United States and other countries resulting in pricing pressures: Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets in which we do business. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. For example, China has implemented a volume-based procurement process designed to decrease prices for medical devices and other products. This has already impacted our joint replacement and spine businesses on a national level, and our trauma and certain neurovascular products on a provincial level, and we expect further adoption of volume-based procurement provincially or nationally in China in 2023. Pricing pressure has also increased due to continued consolidation among healthcare providers, trends toward managed care, the shift toward governments becoming the primary payers of healthcare expenses, reduction in reimbursement levels and medical procedure volumes and government laws and regulations relating to sales and promotion, reimbursement and pricing generally.
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
We may be unable to maintain adequate working relationships with healthcare professionals: We seek to maintain close working relationships with respected physicians and medical personnel in healthcare organizations, such as hospitals and universities, who assist in product research and development. We rely on these professionals to assist us in the development and improvement of proprietary products. If we are unable to maintain these relationships due to regulatory restrictions, hospital access restrictions for non-patients or for other reasons, our ability to develop, market and sell new and improved products could be adversely affected.
We rely on indirect distribution channels and major distributors that are independent of Stryker: In many markets we rely on indirect distribution channels to market, distribute and sell our products. These indirect channels often are the main point of contact for the healthcare professionals and healthcare organization customers who buy and use our products. Our ability to continue to market, distribute and sell our products may be at risk if the indirect channels become insolvent, choose to sell competitive products, choose to stop selling medical technology or are subject to new or additional government regulation.
We are subject to risks associated with our extensive global operations: We develop, manufacture and distribute our products globally. Our global operations are subject to risks and potential costs, including changes in reimbursement, changes in regulatory requirements (such as the implementation timeline for the European Union Medical Device Regulation (MDR) enacted by the European Union in May 2017 and originally effective in May 2021), differing local product preferences and product requirements, diminished protection of intellectual property in some countries, tariffs and other trade protection measures, international trade disputes and import or export requirements, difficulty in staffing and managing foreign operations, introduction of new internal business structures and programs, political and economic instability, such as the United Kingdom's exit from the European Union (Brexit), and disruptions of transportation due to military conflicts, a global pandemic of contagious diseases like COVID-19 or otherwise, such as reduced availability of transportation, port closures, increased border controls or closures, increased transportation costs and increased security threats to our supply chain. Our business could be adversely impacted if we are unable to successfully manage these and other risks of global operations in an increasingly volatile environment.
The ongoing war between Russia and Ukraine, and the global response to it, may adversely affect our business and results of operations: The war between Russia and Ukraine has resulted in the implementation of sanctions by the United States and other governments against Russia and has caused significant volatility and disruptions to the global markets. It is not possible to predict the short- and long-term implications of this war, which could include but are not limited to further sanctions, economic and political instability, increases in inflation rate and energy prices, supply chain challenges and adverse effects on currency exchange rates and financial markets. In addition, the United States government reported that United States sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against United States companies. These increased threats could pose risks to the security of our information technology systems, networks and product offerings, as well as the confidentiality, availability and integrity of our data. Further, if the war expands beyond Ukraine or further intensifies, it could have an adverse impact on our operations in Poland or other areas. We are continuing to monitor the situation in Ukraine and globally as well as assess its potential impact on our business. Although Russia does not constitute a material portion of our business, and we do not rely significantly on Russian or Ukrainian sources of supply, a significant escalation or further expansion of the war or related disruptions to the global markets could have a material adverse effect on our results of operations.

Dollar amounts in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION 2022 FORM 10-K
We may be unable to capitalize on previous or future acquisitions: In addition to internally developed products, we invest in new products and technologies through acquisitions, including our acquisition of Vocera. Such investments are inherently risky, and we cannot guarantee that any acquisition will be successful or will not have a material unfavorable impact on us. The risks include the activities required and resources allocated to integrate new businesses, diversion of management time that could adversely affect management's ability to focus on other projects, the inability to realize the expected benefits, savings or synergies from the acquisition, the loss of key personnel, litigation resulting from the acquisition and exposure to unexpected liabilities of acquired companies. In addition, we cannot be certain that the businesses we acquire will become or remain profitable.
We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers: We rely extensively on information technology (IT) systems to conduct business. In addition, we rely on networks and services, including internet sites, cloud and software-as-a-service solutions, data hosting and processing facilities and tools and other hardware, software (including open-source software) and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. Numerous and evolving cybersecurity threats have posed, and will continue to pose, risks to the security of our IT systems, networks and product offerings, as well as the confidentiality, availability and integrity of our data. Some of our products and services, and information technology systems, contain or use open-source software, which poses particular risks, including potential security vulnerabilities, licensing compliance issues and quality issues. A security breach, whether of our products, of our customers’ network security and systems or of third-party hosting services, could impact the use of such products and the security of information stored therein. Although we have made investments seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. When cybersecurity incidents occur, we follow our incident response protocols and address them in accordance with applicable governmental regulations and other legal requirements. Our response to these incidents and our investments to protect our information technology infrastructure and data may not shield us from significant losses and potential liability or prevent any future interruption or breach of our systems. In addition, a greater number of our employees working remotely has exposed us, and may continue to expose us, to greater risks related to cybersecurity and cyber-liability. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action.
An inability to successfully manage the implementation of our new commercial global enterprise resource planning (ERP) system could adversely affect our operations and operating results: We are in the process of implementing a new commercial global ERP system. This system will replace many of our existing operating and financial systems. The implementation is a major undertaking, both financially and from a management and personnel perspective. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.
We may be unable to attract and retain key employees: Our sales, technical and other key personnel play an integral role in the development, marketing and selling of new and existing products. If we are unable to recruit, hire, develop and retain a talented, competitive work force in our highly competitive industry, or if we are unable to plan effective succession for the future, we may not be able to meet our strategic business objectives. Ongoing inflationary pressures and other macroeconomic factors could also increase the cost of labor and harm our ability to recruit, hire and retain talented employees. In addition, if we are unable to maintain an inclusive culture that aligns our diverse workforce with our mission and values, this could adversely impact our ability to recruit, hire, develop and retain key talent. Further, the remote or hybrid work environment that has become commonplace as a result of the COVID-19 pandemic could harm our culture and/or decrease employee engagement, which could adversely impact our ability to recruit, hire, develop and retain a talented, competitive workforce.
Interruption of manufacturing operations could adversely affect our business: We and our suppliers have manufacturing and supply sites all over the world. However, the manufacturing of certain of our product lines is concentrated in one or more plants or geographic regions. We have principal manufacturing and distribution facilities in the United States in Arizona, California, Florida, Illinois, Indiana, Michigan, Minnesota, New Jersey, Puerto Rico, Tennessee, Texas, Utah, Virginia and Washington, and outside the United States in China, France, Germany, Ireland, Mexico, the Netherlands, Switzerland and Turkey. Damage to our facilities, to our suppliers’ or service providers' facilities, or to our central distribution centers as a result of natural disasters, fires, explosions or otherwise, as well as issues in our manufacturing arising from a failure to follow specific internal protocols and procedures, compliance concerns relating to the quality systems regulation, equipment breakdown or malfunction, IT system failures or cybersecurity incidents, environmental hazard incidents or changes to environmental regulations or other factors, could adversely affect the availability of our products. In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing affected products to meet customer demand. In the event of a significant interruption, we may experience lengthy delays in resuming production of affected products due to the need for regulatory approvals, and we may experience loss of market share, additional expense and harm to our reputation.
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

STRYKER CORPORATION 2022 FORM 10-K
self-insured losses through a wholly-owned captive insurance company. Insurance coverage limits provided by third-party insurers and/or our captive insurance company may not be sufficient to fully cover unanticipated losses.
The COVID-19 pandemic has materially adversely affected, and could continue to materially adversely affect, our operations, supply chain, manufacturing, product distribution, customers and other business activities: The global COVID-19 pandemic led to severe disruptions in the market in the United States and international economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental authorities and private enterprises implemented, and may continue to implement or reimplement, numerous measures, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. A significant number of our customers, global suppliers, distributors and manufacturing facilities are located in regions that were affected by the pandemic and those operations have been, and could continue to be, materially affected by restrictive measures implemented in response to the pandemic. As a result, some of our customers, distributors and indirect sales channels have at times been unable to retain employees, distribute or use our products or provide required services. We have experienced, and could continue to experience, delays and shortages in the supply of components or materials and delays in delivering our products that may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales and profitability.
In addition, the pandemic adversely impacted the ability of certain third-party suppliers, manufacturers, distributors and customers to retain key employees and ensure the continued service and availability of skilled personnel necessary to run their complex operations. To the extent management or other personnel of our third-party suppliers, manufacturers, distributors and customers are impacted again in significant numbers and are not available to perform their job duties, we could experience delays in, or the suspension of, our manufacturing operations, sales activities, research and product development activities, regulatory work streams, clinical development programs and other important commercial and corporate functions.
Moreover, we have observed an overall tightening and increasingly competitive labor market due to labor shortages caused in part by the COVID-19 pandemic and responsive measures, which has included increased wages offered by other employers and voluntary attrition of our employees and the employees of our third-party suppliers, manufacturers, distributors and customers.
The extent of the pandemic’s continuing effect on our business and industry will depend on future developments, including future resurgences and/or the spread of variants, and the successful development, distribution and acceptance of vaccines for those variants, all of which are uncertain and difficult to predict. We are not able at this time to estimate with certainty the effect of these and other unforeseen factors on our business, but the adverse impact on our business, cash flows, financial condition and results of operations has been, and could in the future be, material. A prolonged or reemerging impact of COVID-19 (or other pandemics in the future) also could heighten many of the other risks described in this report.
We have experienced, and may continue to experience, a significant and unpredictable need to adjust our operations as market demand for certain of our products has shifted and continues to shift or as may be mandated by governmental authorities: Some of our products are particularly sensitive to reductions in elective medical procedures. Elective medical procedures were suspended or reduced at various times since the beginning of the COVID-19 pandemic in many of the markets where our products are marketed and sold, which negatively affected our business, cash flows, financial condition and results of operations. It is not possible to predict whether elective medical procedures will again be suspended or reduced in the future and, to the extent individuals and customers are required to delay or cancel elective procedures as a result of a resurgence of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could be negatively affected.
In addition, our products in certain divisions, such as Medical, have experienced, and could continue to experience, higher demand as our customers have focused on treating COVID-19 patients and preparing for future public health emergencies. Unpredictable increases in demand for certain of our products have exceeded in the past, and could exceed in the future, our capacity to meet such demand timely, which could adversely affect our customer relationships and result in negative publicity. In this regard, the accelerated development and production of products and services to address medical and other requirements could increase the risk of regulatory enforcement actions, product defects or related claims.
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
We could be negatively impacted by future changes in the allocation of income to each of the income tax jurisdictions in which we operate: We operate in multiple income tax jurisdictions both in the United States and internationally. Accordingly, our management must determine the appropriate allocation of income to each jurisdiction based on current interpretations of complex income tax regulations. Income tax authorities regularly perform audits of our income tax filings. Income tax audits associated with the allocation of income and other complex issues, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements, may require an extended period to resolve and may result in significant income tax adjustments.
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

STRYKER CORPORATION 2022 FORM 10-K
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
We are subject to extensive governmental regulation relating to the classification, manufacturing, sterilization, licensing, labeling, marketing and sale of our products: The classification, manufacturing, sterilization, licensing, labeling, marketing and sale of our products are subject to extensive and evolving regulations and rigorous regulatory enforcement by the FDA, state governments, European Union and other governmental authorities in the United States and internationally. The process of obtaining licenses, regulatory clearances and/or approvals to market and sell our products can be costly and time consuming and the clearances and/or approvals might not be granted timely. We have ongoing responsibilities under the laws and regulations applicable to the manufacturing of products within our facilities and those contracted by third parties that are subject to periodic inspections by the FDA, state Boards of Pharmacy and other governmental authorities to determine compliance with the quality system, medical device reporting regulations and other requirements. We incur significant costs to comply with regulations, including the MDR, the free trade agreement between the United Kingdom and the European Union that became effective January 1, 2021, and the regulatory laws established by the National Medical Products Administration in China. If we fail to comply with applicable regulatory requirements, we may be subject to a range of sanctions, including substantial fines, warning letters that require corrective action, product seizures, recalls, the suspension of product manufacturing, revocation of approvals, exclusion from future participation in government healthcare programs, substantial fines and criminal prosecution.
We are subject to federal, state and foreign healthcare regulations, including anti-bribery, anti-corruption, anti-kickback and false claims laws, globally and could face substantial penalties if we fail to comply with such regulations and laws: The relationships that we, and third parties that market and/or sell our products, have with healthcare professionals, such as physicians, hospitals, healthcare organizations and others, are subject to scrutiny under various state and federal laws often referred to collectively as healthcare fraud and abuse laws. In addition, the United States and foreign government regulators have increased the enforcement of the Foreign Corrupt Practices Act (FCPA) and other anti-bribery and anti-kickback laws. We also must comply with a variety of other laws that impose extensive tracking and reporting related to all transfers of value provided to certain healthcare professionals and others. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to investigate, audit and monitor compliance or to alter our practices. Violations or alleged violations of these laws could result in litigation and we may be subject to criminal or civil penalties and sanctions, including substantial fines, imprisonment of current or former employees and exclusion from participation in governmental healthcare programs. In 2013 and 2018 we settled claims brought by the United States Securities and Exchange Commission (SEC) related to the FCPA. Pursuant to these settlements, we paid fines and penalties and retained an independent compliance consultant. We continue to implement recommendations that resulted from the independent compliance consultant’s review of our commercial practices to enhance our commercial business practices.
We are subject to privacy, data protection and data security regulations and laws globally, and could face substantial penalties if we fail to comply with such regulations and laws: We are subject to a variety of laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personally identifiable healthcare information. For example, in the United States, privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, including the expanded requirements under the Health Information Technology for Economic and Clinical Health Act of 2009, establish comprehensive standards with respect to the use and disclosure of protected health information (PHI), by covered entities, in addition to setting standards to protect the confidentiality, integrity and security of PHI. Regulators are also imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. For example, the European Union’s General Data Protection Regulation (GDPR) established rules regarding the handling of personal data. Non-compliance with the GDPR may result in monetary penalties of up to 4% of total company revenue. Other governmental authorities around the world are imposing similar types of laws and regulations, data breach reporting and penalties for non-compliance and increasing security requirements. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to monitor compliance or to alter our practices.
We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements: We are exposed to potential product liability risks inherent in the design, manufacture and marketing of medical devices, many of which are implanted in the human body for long periods of time or indefinitely. We may be exposed to additional potential product liability risks related to products designed, manufactured and marketed in response to the COVID-19 pandemic, including discretionary products and products permitted under the Emergency Use Authorization granted by the FDA. We are currently defendants in a number of product liability matters, including those relating to our Rejuvenate and ABGII Modular-Neck hip stems, LFIT Anatomic CoCr V40 Femoral Heads and the product liability lawsuits and claims relating to Wright Medical Group N.V. (Wright) legacy hip products discussed in Note 7 to our Consolidated Financial Statements. These matters are subject to many uncertainties and outcomes are not predictable. Further, in November 2020 the European Parliament voted in favor of the European Representative Actions Directive (the Collective Redress Directive), which mandates a class action regime in each member state to facilitate domestic and cross-border class actions in a wide range of areas, including product liability claims with medical devices. The Collective Redress Directive will take effect in 2023 after a 24-month implementation period. The Collective Redress Directive, when implemented, could result in additional litigation risks and significant legal expenses for us. In addition, we may incur significant legal expenses for product liability claims regardless of whether we are found to be liable.

Dollar amounts in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION 2022 FORM 10-K
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
Additional capital that we may require in the future may not be available to us or may only be available to us on unfavorable terms, which could negatively affect our liquidity: Our future capital requirements will depend on many factors, including operating requirements, current and future acquisitions and the need to refinance existing debt. Our ability to issue additional debt or enter into other financing arrangements on acceptable terms could be adversely affected by our debt levels, unfavorable changes in economic conditions or uncertainties that affect the capital markets. Changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our access to and cost of financing. Higher borrowing costs or the inability to access capital markets could adversely affect our ability to support future growth and operating requirements. In addition, we have experienced, and could continue to experience, loss of sales and profits due to delayed payments or insolvency of healthcare professionals, hospitals and other customers and suppliers facing liquidity issues due to the current macroeconomic environment, type and number of conditions being treated or for other reasons. As a result, we may be compelled to take additional measures to preserve our cash flow, including through the reduction of operating expenses or suspension of dividend payments.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG) RISKS
We could be negatively impacted by ESG and sustainability-related matters: Governments, investors, customers, employees and other stakeholders are increasingly focusing on corporate ESG practices and disclosures, and expectations in this area are rapidly evolving. On occasion, we announce new initiatives, including goals, under our Corporate Responsibility framework. This framework is aligned with our areas of interest, which include environment and sustainability, social impact, diversity, equity and inclusion and supply chain management, among others. The criteria by which our ESG practices are assessed may change due to the quickly evolving landscape, which could result in greater regulatory requirements or expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Moreover, the increasing attention to corporate ESG initiatives could also result in reduced demand for our products, reduced profits and increased investigations and litigation. If we are unable to satisfy evolving criteria, investors may conclude that our policies and/or actions with respect to ESG matters are inadequate. If we fail or are perceived to have failed to achieve previously announced initiatives or goals or to accurately disclose our progress, our reputation, business, financial condition and results of operations could be adversely impacted.
Physical effects of climate change or legal, regulatory or market measures intended to address climate change could adversely affect our operations and operating results: Risks associated with climate change are subject to increasing societal, regulatory and political focus in the United States and globally. Shifts in weather patterns caused by climate change are expected to increase the frequency, severity or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures or flooding, which could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities and other customers, reduced workforce availability, increased costs of raw materials and components, increased liabilities and decreased revenues than what we have experienced in the past from such events. In addition, increased public concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change, which could include the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations. Such developments could result in increased compliance costs and adverse impacts on raw material sourcing, manufacturing operations and the distribution of our products, which could adversely affect our operations and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
We have approximately 27 company-owned and 322 leased locations worldwide including 48 manufacturing locations. We believe that our properties are in good operating condition and adequate for the manufacture and distribution of our products. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Dollar amounts in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION 2022 FORM 10-K

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
Our Board of Directors considers payment of cash dividends at its quarterly meetings. On January 31, 2023 there were 2,523 shareholders of record of our common stock.
We did not repurchase any shares in the three months ended December 31, 2022 and the total dollar value of shares that could be acquired under our authorized repurchase program at December 31, 2022 was $1,033.
In the fourth quarter 2022 we issued 48 shares of our common stock as performance incentive awards to employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards were not events of sale within the meaning of Section 2(a)(3) of the Act.
The following graph compares our total returns (including reinvestment of dividends) against the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Index. The graph assumes $100 (not in millions) invested on December 31, 2017 in our common stock and each of the indices.

Company / Index	2017	2018	2019	2020	2021	2022
Stryker Corporation	$100.00	$102.43	$138.62	$163.81	$180.56	$167.16
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P 500 Health Care Index	$100.00	$106.47	$128.64	$145.93	$184.07	$180.47

Dollar amounts in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION 2022 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Earnings Data	2022	2021	2020	2019	2018
Net sales	$18,449	$17,108	$14,351	$14,884	$13,601
Cost of sales	6,871	6,140	5,294	5,188	4,663
Gross profit	$11,578	$10,968	$9,057	$9,696	$8,938
Research, development and engineering expenses	1,454	1,235	984	971	862
Selling, general and administrative expenses	6,455	6,427	5,361	5,356	5,099
Recall charges, net	(15)	103	17	192	23
Amortization of intangible assets	627	619	472	464	417
Goodwill impairment	216	—	—	—	—
Total operating expenses	$8,737	$8,384	$6,834	$6,983	$6,401
Operating income	$2,841	$2,584	$2,223	$2,713	$2,537
Other income (expense), net	(158)	(303)	(269)	(151)	(181)
Earnings before income taxes	$2,683	$2,281	$1,954	$2,562	$2,356
Income taxes	325	287	355	479	(1,197)
Net earnings	$2,358	$1,994	$1,599	$2,083	$3,553

Net earnings per share of common stock:
Basic	$6.23	$5.29	$4.26	$5.57	$9.50
Diluted	$6.17	$5.21	$4.20	$5.48	$9.34

Dividends declared per share of common stock	$2.835	$2.585	$2.355	$2.135	$1.930

Balance Sheet Data
Cash, cash equivalents and current marketable securities	$1,928	$3,019	$3,024	$4,425	$3,699
Accounts receivable, net	3,565	3,022	2,701	2,893	2,332
Inventories	3,995	3,314	3,494	2,980	2,955
Property, plant and equipment, net	2,970	2,833	2,752	2,567	2,291
Total assets	$36,884	$34,631	$34,330	$30,167	$27,229
Accounts payable	1,413	1,129	810	675	646
Total debt	13,048	12,479	13,991	11,090	9,859
Shareholders’ equity	$16,616	$14,877	$13,084	$12,807	$11,730

Cash Flow Data
Net cash provided by operating activities	$2,624	$3,263	$3,277	$2,191	$2,610
Purchases of property, plant and equipment	588	525	487	649	572
Depreciation	371	371	340	314	306
Acquisitions, net of cash acquired	2,563	339	4,222	802	2,451
Amortization of intangible assets	627	619	472	464	417
Payments of dividends	1,051	950	863	778	703
Repurchase of common stock	—	—	—	307	300

Other Data
Number of shareholders of record	2,533	2,551	2,597	2,636	2,732
Approximate number of employees	51,000	46,000	43,000	40,000	36,000

Dollar amounts in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION 2022 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
About Stryker
Stryker is one of the world's leading medical technology companies and, together with our customers, we are driven to make healthcare better. We offer innovative products and services in Medical and Surgical, Neurotechnology, Orthopaedics and Spine that help improve patient and healthcare outcomes. Alongside our customers around the world, Stryker impacts more than 130 million patients annually. Our goal is to achieve sales growth at the high-end of the medical technology (MedTech) industry and maintain our long-term capital allocation strategy that prioritizes: (1) Acquisitions, (2) Dividends and (3) Share repurchases.
Macroeconomic Environment
The global economy is experiencing increased inflationary pressures in part due to global supply chain disruptions, labor shortages and other impacts of the COVID-19 pandemic and current macroeconomic environment which we anticipate will continue. Higher interest rates and capital costs, higher shipping costs, increased costs of labor and weakening foreign currency exchange rates are creating additional economic challenges. These conditions may cause our customers to decrease or delay orders for our products and services, and we expect the higher interest rates to impact demand for our capital products.
Our operations have been adversely impacted by the inflationary pressures primarily related to labor, steel and transportation costs as well as the impact of purchasing electronic components at premium prices on the spot market. Sales growth in certain products has been constrained by the continuing supply chain challenges and electronic component shortages, especially impacting the capital products in our MedSurg businesses, although the supply chain constraints eased somewhat in the fourth quarter.
Russia and Ukraine Conflict
The military conflict in Russia and Ukraine and the sanctions imposed by the United States government and other nations in response to this conflict have caused significant volatility and disruptions to the global markets. Given that we provide life-saving and life-enhancing products, we plan to continue operating in Russia provided we can safely do so. In 2022 net sales in Russia were approximately 0.3% of our revenues. Although Russia does not constitute a material portion of our business, there is uncertainty around the impact it will have on the global economy, supply chains and fuel and energy prices generally, and therefore our business.
China Volume-Based Procurement and Import Purchase Evaluation
The government in China has launched regional and national programs for volume-based procurement (VBP) of high-value medical consumables to reduce healthcare costs. Each VBP program has specific requirements to award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders may be guaranteed sales volume for certain products, while unsuccessful bidders may lose unit sales volume. We have been a winning bidder in certain national and regional VBP programs, including those for joint replacement and trauma products in 2021 and certain neurovascular products in the fourth quarter of 2022. The prices required for a successful bid have negatively impacted the commercial operations of joint replacement, trauma and certain neurovascular products in China.
We were unsuccessful in our bids in the VBP program for spine products that took place in the third quarter of 2022 and as a result we are exiting the spine business in China. To date our other businesses have not been significantly impacted, but may be in the future as a result of additional VBP programs. China has also issued national guiding standards for Import Purchase Evaluation (IPE) which has increased the purchase of locally sourced equipment in China's public hospitals and is impacting our MedSurg business in China. Our business in China represented approximately 2.4% our revenues in 2022.
Overview of 2022
In 2022 we achieved reported net sales growth of 7.8%. Excluding the impact of acquisitions and divestitures, sales grew 9.7% in constant currency. We reported net earnings of $2,358 and net earnings per diluted share of $6.17. Excluding the impact of certain items, we achieved adjusted net earnings(1) of $3,571 and adjusted net earnings per diluted share(1) of $9.34 representing growth of 2.8%.
We continued our capital allocation strategy by investing $2,563 in acquisitions and paying $1,051 in dividends to our shareholders.
In February 2022 we entered into a $1.5 billion term loan agreement that matures on February 22, 2025 and bears interest at a base rate based on the Term Secured Overnight Financing Rate (SOFR) plus 0.725%. In 2022 we repaid $650 of this term loan. Refer to Note 10 to our Consolidated Financial Statements for further information.
In February 2022 we completed the acquisition of Vocera for $79.25 per share, or an aggregate purchase price of $2.6 billion, net of cash acquired ($3.0 billion including convertible notes). Vocera is a leader in the digital care coordination and communication category. Vocera is part of our Medical business within MedSurg and Neurotechnology. Goodwill attributable to the acquisition reflects the strategic benefits of expanding our presence in adjacent markets, diversifying our product portfolio, advancing innovations, and accelerating our digital aspirations. Refer to Note 6 to our Consolidated Financial Statements for further information.
In 2022 we recorded a goodwill impairment charge of $216 related to our Spine business. Refer to Note 8 to our Consolidated Financial Statements for further information.
On August 16, 2022 the Inflation Reduction Act (IRA) was enacted into law. The IRA includes a 15% corporate alternative minimum tax effective in 2023 and a 1% tax on share repurchases after December 31, 2022. We do not expect the tax-related provisions of the IRA to have a material impact on our Consolidated Financial Statements. The impact of the excise tax on share repurchases will be dependent on the extent of share repurchases made in future periods.
(1)    Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Dollar amounts in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION 2022 FORM 10-K

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Net Sales			Percentage Change
	2022	2021	2020	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$18,449	$17,108	$14,351	100.0%	100.0%	100.0%	7.8%	19.2%
Gross profit	11,578	10,968	9,057	62.8	64.1	63.1	5.6	21.1
Research, development and engineering expenses	1,454	1,235	984	7.9	7.2	6.9	17.7	25.5
Selling, general and administrative expenses	6,455	6,427	5,361	35.0	37.6	37.4	0.4	19.9
Recall charges, net	(15)	103	17	(0.1)	0.6	0.1	nm	nm
Amortization of intangible assets	627	619	472	3.4	3.6	3.3	1.3	31.1
Goodwill impairment	216	—	—	1.2	—	—	nm	nm
Other income (expense), net	(158)	(303)	(269)	(0.9)	(1.8)	(1.9)	(47.9)	12.6
Income taxes	325	287	355	nm	nm	nm	13.2	(19.2)
Net earnings	$2,358	$1,994	$1,599	12.8%	11.7%	11.1%	18.3%	24.7%

Net earnings per diluted share	$6.17	$5.21	$4.20				18.4%	24.0%
Adjusted net earnings per diluted share(1)	$9.34	$9.09	$7.43				2.8%	22.3%

Geographic and Segment Net Sales				Percentage Change
				2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	As Reported	Constant Currency	As Reported	Constant Currency
Geographic:
United States	$13,638	$12,321	$10,455	10.7%	10.7%	17.9%	17.9%
International	4,811	4,787	3,896	0.5	11.7	22.8	18.8
Total	$18,449	$17,108	$14,351	7.8%	11.0%	19.2%	18.1%
Segment:
MedSurg and Neurotechnology	$10,611	$9,538	$8,345	11.2%	14.1%	14.3%	13.3%
Orthopaedics and Spine	7,838	7,570	6,006	3.5	7.0	26.0	24.8
Total	$18,449	$17,108	$14,351	7.8%	11.0%	19.2%	18.1%

Supplemental Net Sales Growth Information
				Percentage Change
				2022 vs. 2021					2021 vs. 2020
						United States	International				United States	International
	2022	2021	2020	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$2,279	$2,111	$1,863	8.0%	10.4%	10.6%	(0.9)%	10.0%	13.4%	12.5%	11.3%	20.9%	16.6%
Endoscopy	2,423	2,141	1,763	13.2	15.9	14.6	8.2	20.8	21.5	20.8	18.6	32.7	29.4
Medical	3,031	2,607	2,524	16.2	18.6	20.6	1.5	11.7	3.3	2.2	5.1	(2.4)	(6.6)
Neurovascular	1,200	1,188	973	1.1	7.2	(0.9)	2.3	12.2	22.0	19.5	18.3	24.4	20.3
Neuro Cranial	1,376	1,214	972	13.3	15.4	14.9	6.1	17.5	24.9	24.3	23.4	32.4	28.6
Other	302	277	250	9.2	9.3	8.9	25.3	29.9	10.4	10.3	10.0	48.9	40.8
	$10,611	$9,538	$8,345	11.2%	14.1%	14.2%	3.0%	13.8%	14.3%	13.3%	13.0%	18.1%	14.0%
Orthopaedics and Spine:
Knees	$1,997	$1,848	$1,567	8.0%	11.2%	10.6%	1.0%	12.9%	18.0%	16.9%	15.4%	25.5%	21.3%
Hips	1,413	1,342	1,206	5.3	10.1	9.1	(0.6)	11.5	11.2	9.9	5.8	21.1	17.2
Trauma and Extremities	2,807	2,664	1,722	5.4	8.7	9.0	(3.2)	8.0	54.6	53.0	63.8	36.8	32.3
Spine	1,146	1,167	1,047	(1.8)	1.1	0.6	(7.7)	2.4	11.5	10.5	8.7	19.1	15.2
Other	475	549	464	(13.3)	(10.3)	(16.9)	(0.9)	12.8	18.2	18.0	10.1	58.8	57.4
	$7,838	$7,570	$6,006	3.5%	7.0%	6.0%	(2.2)%	9.3%	26.0%	24.8%	25.0%	28.6%	24.5%
Total	$18,449	$17,108	$14,351	7.8%	11.0%	10.7%	0.5%	11.7%	19.2%	18.1%	17.9%	22.8%	18.8%
nm - not meaningful

Consolidated Net Sales
Consolidated net sales increased 7.8% as reported and 11.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 3.2%. Excluding the 1.3% impact of acquisitions and divestitures, net sales in constant currency increased by 10.6% from increased unit volume partially offset by 0.9% due to lower prices. The unit volume increase was primarily due to higher shipments across all MedSurg and Neurotechnology products and most Orthopaedics and Spine products.
Consolidated net sales in 2021 increased 19.2% as reported and 18.1% in constant currency. Excluding the 5.5% impact of acquisitions and divestitures, net sales in constant currency increased by 13.4% from increased unit volume partially offset by 0.8% due to lower prices. The unit volume increase was primarily due to higher shipments across all product lines.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales in 2022 increased 11.2% as reported and 14.1% in constant currency, as foreign currency exchange rates negatively impacted net sales by 2.9%.

Dollar amounts in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION 2022 FORM 10-K
Excluding the 2.3% impact of acquisitions and divestitures, net sales in constant currency increased by 11.2% from increased unit volume and 0.6% due to higher prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology products.
MedSurg and Neurotechnology net sales in 2021 increased 14.3% as reported and 13.3% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.0%. Excluding the 0.2% impact of acquisitions and divestitures, net sales in constant currency increased by 13.6% from increased unit volume partially offset by 0.5% due to lower prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology products.
Orthopaedics and Spine Net Sales
Orthopaedics and Spine net sales in 2022 increased 3.5% as reported and 7.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 3.5%. Net sales in constant currency increased by 9.9% from increased unit volume partially offset by 2.9% due to lower prices. The unit volume increase was primarily due to higher shipments across most Orthopaedics and Spine products.
Orthopaedics and Spine net sales in 2021 increased 26.0% as reported and 24.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.2%. Excluding the 12.8% impact of acquisitions and divestitures, net sales in constant currency increased by 13.2% from increased unit volume partially offset by 1.2% due to lower prices. The unit volume increase was due to higher shipments across all Orthopaedics and Spine products.
Gross Profit
Gross profit as a percentage of net sales decreased to 62.8% in 2022 from 64.1% in 2021. Excluding the impact of the items noted below, gross profit decreased to 63.1% from 65.9% in 2021 primarily due to increased costs from purchases of electronic components at premium prices on the spot market and other inflationary pressures, primarily related to labor, steel and transportation, as well as inefficiencies from supply chain disruptions and unfavorable product mix.
Gross profit as a percentage of net sales increased to 64.1% in 2021 from 63.1% in 2020. Excluding the impact of the items noted below, gross profit increased to 65.9% from 63.8% in 2020 primarily due to leverage from higher sales volumes and favorable product mix, partially offset by lower selling prices.

				Percent Net Sales
	2022	2021	2020	2022	2021	2020
Reported	$11,578	$10,968	$9,057	62.8%	64.1%	63.1%
Inventory stepped up to fair value	12	266	48	—	1.6	0.3
Restructuring-related and other charges	56	28	53	0.3	0.2	0.4
Medical device regulations	3	5	2	—	—	—
Adjusted	$11,649	$11,267	$9,160	63.1%	65.9%	63.8%
Research, Development and Engineering Expenses
Research, development and engineering expenses as a percentage of net sales increased to 7.9% in 2022 from 7.2% in 2021 and 6.9% in 2020. Expenses in 2022 included the write-off of certain intangible assets. Excluding the impact of the items noted below, expenses increased to 6.7% in 2022 from 6.6% in 2021 and 6.3% in 2020. The increases reflect our continued investment in innovation and integration of recent acquisitions.

				Percent Net Sales
	2022	2021	2020	2022	2021	2020
Reported	$1,454	$1,235	$984	7.9%	7.2%	6.9%
Restructuring-related and other charges	(87)	—	—	(0.5)	—	—
Medical device regulations	(137)	(102)	(79)	(0.7)	(0.6)	(0.6)
Adjusted	$1,230	$1,133	$905	6.7%	6.6%	6.3%
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales in 2022 decreased to 35.0% from 37.6% in 2021 and 37.4% in 2020. Both 2022 and 2021 included charges related to certain asset impairments. Refer to Note 15 to our Consolidated Financial Statements for further information. In 2022 we determined that certain commercial and regulatory milestones related to technology acquired in the purchase of Mobius Imaging and Cardan Robotics were no longer probable of being achieved and recorded $110 to reduce the fair value of contingent consideration. In addition, share-based awards for Vocera employees vested upon our acquisition in 2022 and a charge of $132 was recorded.
Excluding the impact of the items noted below, expenses decreased to 32.7% in 2022 from 33.6% in 2021 and 33.1% in 2020 which reflects our increased focus on discretionary cost control and headcount discipline to offset inflationary pressures.

				Percent Net Sales
	2022	2021	2020	2022	2021	2020
Reported	$6,455	$6,427	$5,361	35.0%	37.6%	37.4%
Other acquisition and integration-related	(138)	(319)	(194)	(0.8)	(1.9)	(1.4)
Restructuring-related and other charges	(206)	(358)	(406)	(1.1)	(2.1)	(2.9)
Regulatory and legal matters	(76)	2	(6)	(0.4)	—	—
Adjusted	$6,035	$5,752	$4,755	32.7%	33.6%	33.1%
Recall Charges, Net
Recall charges, net were ($15), $103 and $17 in 2022, 2021 and 2020. In 2022 we recorded a net benefit for recall matters related to adjusting existing reserves to reflect our best estimate of our remaining obligation for LFIT Anatomic CoCr V40 Femoral Heads voluntary recalls partially offset by charges primarily related to Wright hip products.
In 2021 charges were primarily due to the previously disclosed Rejuvenate and ABGII Modular-Neck hip stems and LFIT Anatomic CoCr V40 Femoral Heads voluntary recalls.
Refer to Note 7 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $627, $619 and $472 in 2022, 2021 and 2020. Compared to 2020, the increases in 2022 and 2021 were due to the first quarter 2022 and fourth quarter 2020 acquisitions of Vocera and Wright. Refer to Notes 6 and 8 to our Consolidated Financial Statements for further information.
Goodwill Impairment
In 2022 we recorded a goodwill impairment charge of $216 related to our Spine business. Refer to Note 8 to our Consolidated Financial Statements for further information.
Operating Income
Operating income increased as a percentage of sales to 15.4% in 2022 from 15.1% in 2021. Excluding the impact of the items

Dollar amounts in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION 2022 FORM 10-K
noted below, operating income decreased to 23.8% of sales in 2022 from 25.6% in 2021, primarily due to inflationary pressures and unfavorable foreign exchange partially offset by cost discipline.
Operating income as a percentage of sales in 2021 decreased to 15.1% from 15.5% in 2020. Excluding the impact of the items noted below, operating income increased to 25.6% in 2021 from 24.4% in 2020 primarily due to leverage from higher sales volumes partially offset by disciplined spending.

				Percent Net Sales
	2022	2021	2020	2022	2021	2020
Reported	$2,841	$2,584	$2,223	15.4%	15.1%	15.5%
Inventory stepped up to fair value	12	266	48	—	1.6	0.3
Other acquisition and integration-related	138	319	194	0.8	1.9	1.4
Amortization of intangible assets	627	619	472	3.4	3.5	3.3
Restructuring-related and other charges	349	386	458	1.9	2.3	3.2
Goodwill impairment	216	—	—	1.3	—	—
Medical device regulations	140	107	81	0.7	0.6	0.6
Recall-related matters	(15)	103	17	(0.1)	0.6	0.1
Regulatory and legal matters	76	(2)	6	0.4	—	—
Adjusted	$4,384	$4,382	$3,499	23.8%	25.6%	24.4%
Other Income (Expense), Net
Other income (expense), net was ($158), ($303) and ($269) in 2022, 2021 and 2020. The decrease in net expense in 2022 was primarily due to favorable investment returns and the reversal of accrued interest of $50 related to the effective settlement of the United States federal income tax audit for years 2014 through 2018. Refer to Note 11 to our Consolidated Financial Statements for further information. The increase in net expense in 2021 compared to 2020 was primarily due to increased interest expense driven by the additional debt from the bond offerings completed in June 2020 and November 2020 related to the Wright acquisition.
Income Taxes
Our effective tax rate was 12.1%, 12.6% and 18.2% for 2022, 2021 and 2020. The effective income tax rate for 2022 decreased due to the effective settlement of the United States federal income tax audit for years 2014 through 2018 of $162 and the reversal of deferred income tax on undistributed earnings of foreign subsidiaries. In addition, the effective income tax rates for 2022, 2021 and 2020 reflect the continued lower effective income tax rates as a result of our European operations, the tax effect related to the transfers of intellectual property between tax jurisdictions, the tax effect of future remittances of the undistributed earnings of foreign subsidiaries and certain discrete tax items.
Net Earnings
Net earnings increased to $2,358 or $6.17 per diluted share from $1,994 or $5.21 per diluted share in 2021 and $1,599 or $4.20 per diluted share in 2020. Adjusted net earnings per diluted share(1) was $9.34 in 2022 compared to $9.09 in 2021 and $7.43 in 2020.

				Percent Net Sales
	2022	2021	2020	2022	2021	2020
Reported	$2,358	$1,994	$1,599	12.8%	11.7%	11.1%
Inventory stepped up to fair value	9	203	36	—	1.2	0.3
Other acquisition and integration-related	104	244	157	0.6	1.4	1.1
Amortization of intangible assets	495	489	381	2.7	2.9	2.6
Restructuring-related and other charges	283	345	397	1.5	2.0	2.8
Goodwill impairment	216	—	—	1.3	—	—
Medical device regulations	115	90	63	0.6	0.5	0.4
Recall-related matters	(12)	89	13	(0.1)	0.5	0.1
Regulatory and legal matters	69	(12)	8	0.4	(0.1)	0.1
Tax matters	(66)	32	173	(0.4)	0.2	1.2
Adjusted	$3,571	$3,474	$2,827	19.4%	20.3%	19.7%
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

STRYKER CORPORATION 2022 FORM 10-K
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
4.Goodwill impairment. Charges to impair the carrying value of goodwill.
5.Medical device regulations. Costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the new medical device reporting regulations and other requirements of the European Union.
6.Recall-related matters. Our best estimate of the minimum of the range of probable loss to resolve the Rejuvenate, LFIT
V40, Wright legacy hip products and other product recalls.
7.Regulatory and legal matters. Our best estimate of the minimum of the range of probable loss to resolve certain regulatory matters and other legal settlements.
8.Tax matters. Charges represent the impact of accounting for certain significant and discrete tax items.
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

Reconciliation of the Most Directly Comparable GAAP Financial Measure to Non-GAAP Financial Measure

2022	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$11,578	$6,455	$1,454	$2,841	$(158)	$2,358	12.1%	$6.17
Acquisition and integration-related costs:
Inventory stepped-up to fair value	12	—	—	12	—	9	—	0.02
Other acquisition and integration-related	—	(138)	—	138	—	104	0.5	0.27
Amortization of purchased intangible assets	—	—	—	627	—	495	1.7	1.30
Restructuring-related and other charges	56	(206)	(87)	349	—	283	0.7	0.74
Goodwill impairment	—	—	—	216	—	216	(1.1)	0.57
Medical device regulations	3	—	(137)	140	—	115	0.2	0.30
Recall-related matters	—	—	—	(15)	—	(12)	—	(0.03)
Regulatory and legal matters	—	(76)	—	76	—	69	(0.2)	0.18
Tax matters	—	—	—	—	(75)	(66)	0.1	(0.18)
Adjusted	$11,649	$6,035	$1,230	$4,384	$(233)	$3,571	14.0%	$9.34

2021	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$10,968	$6,427	$1,235	$2,584	$(303)	$1,994	12.6%	$5.21
Acquisition and integration-related costs:
Inventory stepped-up to fair value	266	—	—	266	—	203	1.0	0.53
Other acquisition and integration-related	—	(319)	—	319	—	244	1.2	0.64
Amortization of purchased intangible assets	—	—	—	619	—	489	1.6	1.28
Restructuring-related and other charges	28	(358)	—	386	11	345	(0.3)	0.90
Goodwill impairment	—	—	—	—	—	—	—	—
Medical device regulations	5	—	(102)	107	—	90	—	0.24
Recall-related matters	—	—	—	103	—	89	—	0.23
Regulatory and legal matters	—	2	—	(2)	(7)	(12)	0.2	(0.02)
Tax matters	—	—	—	—	—	32	(1.4)	0.08
Adjusted	$11,267	$5,752	$1,133	$4,382	$(299)	$3,474	14.9%	$9.09

Dollar amounts in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION 2022 FORM 10-K

2020	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$9,057	$5,361	$984	$2,223	$(269)	$1,599	18.2%	$4.20
Acquisition and integration-related costs:
Inventory stepped-up to fair value	48	—	—	48	—	36	0.3	0.10
Other acquisition and integration-related	—	(194)	—	194	—	157	0.7	0.41
Amortization of purchased intangible assets	—	—	—	472	—	381	1.6	1.00
Restructuring-related and other charges	53	(406)	—	458	—	397	0.2	1.04
Goodwill impairment	—	—	—	—	—	—	—	—
Medical device regulations	2	—	(79)	81	—	63	0.4	0.17
Recall-related matters	—	—	—	17	—	13	0.1	0.03
Regulatory and legal matters	—	(6)	—	6	—	8	(0.1)	0.02
Tax matters	—	—	—	—	4	173	(8.8)	0.46
Adjusted	$9,160	$4,755	$905	$3,499	$(265)	$2,827	12.6%	$7.43

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by (used in):	2022	2021	2020
Operating activities	$2,624	$3,263	$3,277
Investing activities	(2,924)	(859)	(4,701)
Financing activities	(749)	(2,365)	(11)
Effect of exchange rate changes	(51)	(38)	41
Change in cash and cash equivalents	$(1,100)	$1	$(1,394)
We believe our financial condition continues to be of high quality, as evidenced by our ability to generate substantial cash from operations and to readily access capital markets at competitive rates despite the current macroeconomic environment. Operating cash flow provides the primary source of cash to fund operating needs and capital expenditures. Excess operating cash is used first to fund acquisitions to complement our portfolio of businesses. Other discretionary uses include dividends and share repurchases. We supplement operating cash flow with debt to fund our activities as necessary. Our overall cash position reflects our business results and a global cash management strategy that takes into account liquidity management, economic factors and tax considerations.
Operating Activities
Cash provided by operating activities was $2,624, $3,263 and $3,277 in 2022, 2021 and 2020. The decrease from 2021 was primarily due to higher costs for certain electronic components and pre-buying of critical raw materials to manage supply chain delays as well as higher accounts receivable as a result of sales occurring near the end of the year, partially offset by increased net earnings.
Investing Activities
Cash used in investing activities was $2,924, $859 and $4,701 in 2022, 2021 and 2020. The increase in cash used in 2022 was primarily due to the acquisition of Vocera and investments in capital projects, partially offset by settlements of certain foreign currency forward contracts designated as net investment hedges.
Financing Activities
Cash provided by (used in) financing activities was ($749), ($2,365) and ($11) in 2022, 2021 and 2020. Cash used in 2022 was primarily driven by dividend payments of $1,051 and repayments of debt, including $650 of payments on the $1,500 term loan used to fund the acquisition of Vocera. In 2021 we made payments of $1,151 on long-term debt and dividend payments of $950. In 2020 we secured a $400 term loan in November, and issued $600 of notes in November and $2,300 of notes in June, which was offset by total debt repayments of $2,297 and dividend payments of $863. There were no share repurchases in 2022, 2021 or 2020.
We maintain debt levels that we consider appropriate after evaluating a number of factors including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and overall cost of capital. Refer to Note 10 to our Consolidated Financial Statements for further information.

	2022	2021	2020
Dividends paid per common share	$2.78	$2.52	$2.30
Total dividends paid to common shareholders	$1,051	$950	$863
Liquidity
Cash, cash equivalents and marketable securities were $1,928 and $3,019, and our current assets exceeded current liabilities by $3,972 and $5,468 on December 31, 2022 and 2021. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines. In October 2021 we entered into a new revolving credit agreement that replaces our previous agreement dated August 19, 2016. The primary changes were to increase the aggregate principal amount of the facility by $750 to $2,250, extend the maturity date to October 26, 2026, increase the leverage ratio to 3.75 and provide LIBOR replacement language.
We raised funds in the capital markets in the past and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 36% and 26% on December 31, 2022 and 2021.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
In 2022 we recorded a net benefit for recall matters related to adjusting existing reserves to reflect our best estimate of our remaining obligation for LFIT Anatomic CoCr V40 Femoral Heads recall matters partially offset by charges primarily related to Wright hip products recall matters. As further described in Note 7 to our Consolidated Financial Statements, our recorded product liabilities include Wright hip products, Rejuvenate and ABG II and LFIT Anatomic CoCr V40 Femoral Heads recall matters. Recorded reserves represent the minimum of the range of probable cost remaining to resolve these matters. The final outcome of these matters is dependent on many variables that

Dollar amounts in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION 2022 FORM 10-K
are difficult to predict. The ultimate cost to entirely resolve these matters may be materially different from the amount of the current estimates and could have a material adverse effect on our financial position, results of operations and cash flows. We are not able to reasonably estimate the future periods in which payments will be made.
As further described in Note 11 to our Consolidated Financial Statements, on December 31, 2022 we had a reserve for uncertain income tax positions of $286. Due to uncertainties regarding the ultimate resolution of income tax audits, we are not able to reasonably estimate the future periods in which any income tax payments to settle these uncertain income tax positions will be made.
As further described in Note 12 to our Consolidated Financial Statements, on December 31, 2022 our defined benefit pension plans were underfunded by $253, of which approximately $250 related to plans outside the United States. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset performance, changes in interest rates and potential changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the amounts that may be required to fund defined benefit pension plans.

Contractual Obligations	Total	2023	2024 - 2025	2026 - 2027	After 2027
Total debt	$12,958	$1,208	$3,700	$1,750	$6,300
Interest payments	3,193	290	524	397	1,982
Unconditional purchase obligations	1,845	1,595	121	115	14
Operating leases	466	126	169	95	76
United States Tax Cuts and Jobs Act Transition Tax	463	109	354	—	—
Other	175	12	16	12	135
Total	$19,100	$3,340	$4,884	$2,369	$8,507
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

STRYKER CORPORATION 2022 FORM 10-K
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
Indefinite-lived intangible assets and goodwill are not amortized but are tested annually for impairment or whenever events or circumstances indicate such assets may be impaired. We perform our annual impairment test for goodwill as of October 31 each year. For indefinite-lived intangible assets and goodwill, we perform a qualitative assessment when it is unlikely that an asset or reporting unit is impaired. For our goodwill impairment test, we periodically corroborate our qualitative assessment with quantitative information. When necessary, we determine the fair value of our indefinite-lived intangible assets and reporting units using an income approach. The income approach calculates the present value of estimated future cash flows and requires certain assumptions and estimates be made regarding market conditions and our future profitability. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows used to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal business plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.
In the fourth quarter of 2022 we determined that our Spine reporting unit’s carrying value was in excess of its estimated fair value and recognized an impairment charge of $216. The fair value of the Spine reporting unit was determined using a discounted cash flow analysis, which is a form of the income approach. Significant inputs to the analysis included assumptions for future revenue growth, operating margin and the weighted average cost of capital. A hypothetical 1% increase in our estimate of the rate used to discount the estimated future cash flows to their present value would result in an additional impairment charge of $220. Refer to Note 8 to our Consolidated Financial Statements for further discussion and the factors that contributed to these impairment charges.
For our other reporting units, we considered qualitative indicators of impairment as it was considered more likely than not that the fair values of those reporting units exceeded their respective carrying values. No impairment was identified for those reporting units in 2022. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates and future cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could materially affect our results of operations.
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
We sell our products globally and, as a result, our operations and financial results could be significantly affected by market risk exposure from exchange rate risk. Our operating results are primarily exposed to changes in exchange rates among the United States Dollar, Australian Dollar, British Pound, Canadian Dollar, Chinese Yuan, Euro and Japanese Yen. We develop and manufacture products in the United States, Canada, China,

Dollar amounts in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION 2022 FORM 10-K
Costa Rica, France, Germany, India, Ireland, Mexico, Switzerland, Turkey and United Kingdom and incur costs in the applicable local currencies. This global deployment of facilities serves to partially mitigate the impact of currency exchange rate changes on our cost of sales. Refer to Notes 1, 4 and 5 to our Consolidated Financial Statements for information regarding our use of derivative instruments to mitigate these risks. A hypothetical 10% change in foreign currencies relative to the United States Dollar would change the December 31, 2022 fair value of these instruments by approximately $388.

Dollar amounts in millions except per share amounts or as otherwise specified.	20

STRYKER CORPORATION 2022 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Stryker Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2023 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As described in Note 11 to the consolidated financial statements, the Company operates in multiple jurisdictions with complex tax policy and regulatory environments and establishes reserves for uncertain tax positions in accordance with the accounting guidance governing uncertainty in income taxes. Assessing tax positions involves judgment including interpreting tax laws of multiple jurisdictions and assumptions relevant to the measurement of an unrecognized tax benefit, including the estimated amount of tax liability that may be incurred should the tax position not be sustained upon inspection by a tax authority. These judgments and assumptions can significantly affect the reserve for uncertain tax positions. At December 31, 2022, the Company had accrued liabilities of $286 million relating to uncertain tax positions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting process for uncertain tax positions. For example, we tested controls over management’s identification of uncertain tax positions and its application of the recognition and measurement principles, including management’s review of the inputs and calculations of unrecognized income tax benefits when recorded.
Our audit procedures to test the Company’s uncertain tax positions included, among others, involvement of our tax professionals, including transfer pricing professionals. This included evaluating third-party transfer pricing studies obtained by the Company and assessing the Company’s correspondence with the relevant tax authorities. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. Our testing also included the evaluation of the ongoing positions and consideration of changes, the recording of penalties and interest and the ultimate settlement and payment of certain tax matters. We also evaluated the adequacy of the Company’s disclosures included in Note 11 related to these tax matters.

21

STRYKER CORPORATION 2022 FORM 10-K

Valuation of Goodwill for the Spine Reporting Unit
Description of the Matter
At December 31, 2022, the Company’s goodwill was $14,880 million. As discussed in Note 1 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date in connection with business combinations. In connection with the Company’s annual impairment analysis, the Company recorded a goodwill impairment charge of $216 million for the year ended December 31, 2022 in the Spine reporting unit.
Auditing management’s quantitative goodwill impairment test is complex and highly judgmental due to the significant measurement uncertainty in determining the fair value of a reporting unit. In particular, the fair value estimate for the Spine reporting unit was sensitive to significant assumptions such as revenue growth, operating margins, and discount rate, which are affected by expected future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. For example, we tested controls over the Company’s forecast process as well as controls over management’s review of the significant assumptions discussed above in estimating the fair value of the Spine reporting unit.
To test the fair value of the Company’s Spine reporting unit, our audit procedures included, among others, assessing methodologies used and testing the significant assumptions discussed above as well as the completeness and accuracy of the underlying data used by the Company. For example, we compared the significant assumptions used by management to current industry and economic trends, changes in the Company’s business model, and other relevant factors. We performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in the assumptions. We also reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company and evaluated the implied control premium. The evaluation of the Company’s methodology and significant assumptions was performed with the assistance of our valuation specialists. We also evaluated the adequacy of the Company’s disclosures included in Note 8 related to the impairment.

/s/    Ernst & Young LLP
We have served as the Company's auditor since 1974
Grand Rapids, Michigan
February 10, 2023

22

STRYKER CORPORATION 2022 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	2022	2021	2020
Net sales	$18,449	$17,108	$14,351
Cost of sales	6,871	6,140	5,294
Gross profit	$11,578	$10,968	$9,057
Research, development and engineering expenses	1,454	1,235	984
Selling, general and administrative expenses	6,455	6,427	5,361
Recall charges, net	(15)	103	17
Amortization of intangible assets	627	619	472
Goodwill impairment	216	—	—
Total operating expenses	$8,737	$8,384	$6,834
Operating income	$2,841	$2,584	$2,223
Other income (expense), net	(158)	(303)	(269)
Earnings before income taxes	$2,683	$2,281	$1,954
Income taxes	325	287	355
Net earnings	$2,358	$1,994	$1,599

Net earnings per share of common stock:
Basic	$6.23	$5.29	$4.26
Diluted	$6.17	$5.21	$4.20

Weighted-average shares outstanding (in millions):
Basic	378.2	377.0	375.5
Effect of dilutive employee stock compensation	4.0	5.3	4.8
Diluted	382.2	382.3	380.3
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were 4.3 in 2022 and de minimis in all other periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2022	2021	2020
Net earnings	$2,358	$1,994	$1,599
Other comprehensive income (loss), net of tax
Marketable securities	(1)	3	—
Pension plans	186	104	(80)
Unrealized gains (losses) on designated hedges	12	50	(57)
Financial statement translation	113	469	(414)
Total other comprehensive income (loss), net of tax	$310	$626	$(551)
Comprehensive income	$2,668	$2,620	$1,048
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	23

STRYKER CORPORATION 2022 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	2022	2021
Assets
Current assets
Cash and cash equivalents	$1,844	$2,944
Marketable securities	84	75
Accounts receivable, less allowance of $154 ($167 in 2021)	3,565	3,022
Inventories:
Materials and supplies	1,006	691
Work in process	348	264
Finished goods	2,641	2,359
Total inventories	$3,995	$3,314
Prepaid expenses and other current assets	787	662
Total current assets	$10,275	$10,017
Property, plant and equipment:
Land, buildings and improvements	1,739	1,656
Machinery and equipment	4,066	3,842
Total property, plant and equipment	5,805	5,498
Less allowance for depreciation	2,835	2,665
Property, plant and equipment, net	$2,970	$2,833
Goodwill	14,880	12,918
Other intangibles, net	4,885	4,840
Noncurrent deferred income tax assets	1,410	1,760
Other noncurrent assets	2,464	2,263
Total assets	$36,884	$34,631

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,413	$1,129
Accrued compensation	1,149	1,092
Income taxes	292	192
Dividend payable	284	263
Accrued product liabilities	230	401
Accrued expenses and other liabilities	1,744	1,465
Current maturities of debt	1,191	7
Total current liabilities	$6,303	$4,549
Long-term debt, excluding current maturities	11,857	12,472
Income taxes	641	913
Other noncurrent liabilities	1,467	1,820
Total liabilities	$20,268	$19,754
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,034	1,890
Retained earnings	14,765	13,480
Accumulated other comprehensive loss	(221)	(531)
Total shareholders' equity	$16,616	$14,877
Total liabilities & shareholders' equity	$36,884	$34,631
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	24

STRYKER CORPORATION 2022 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Beginning	377.5	$38	376.1	$38	374.5	$37
Issuance of common stock under stock compensation and benefit plans	1.2	—	1.4	—	1.6	1
Ending	378.7	$38	377.5	$38	376.1	$38
Additional paid-in capital
Beginning		$1,890		$1,741		$1,628
Issuance of common stock under stock compensation and benefit plans		(24)		(22)		(29)
Share-based compensation		168		171		142
Ending		$2,034		$1,890		$1,741
Retained earnings
Beginning		$13,480		$12,462		$11,748
Net earnings		2,358		1,994		1,599
Cash dividends declared		(1,073)		(976)		(885)
Ending		$14,765		$13,480		$12,462
Accumulated other comprehensive (loss) income
Beginning		$(531)		$(1,157)		$(606)
Other comprehensive income (loss)		310		626		(551)
Ending		$(221)		$(531)		$(1,157)
Total shareholders' equity		$16,616		$14,877		$13,084
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	25

STRYKER CORPORATION 2022 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2022	2021	2020
Operating activities
Net earnings	$2,358	$1,994	$1,599
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	371	371	340
Amortization of intangible assets	627	619	472
Goodwill impairment	216	—	—
Asset impairments	54	264	215
Share-based compensation	168	171	142
Recall charges, net	(15)	103	17
Sale of inventory stepped up to fair value at acquisition	12	266	48
Deferred income tax (benefit) expense	58	(237)	48
Changes in operating assets and liabilities:
Accounts receivable	(579)	(377)	354
Inventories	(762)	(189)	27
Accounts payable	290	329	100
Accrued expenses and other liabilities	328	315	(54)
Recall-related payments	(157)	(221)	(17)
Income taxes	(238)	(98)	(16)
Other, net	(107)	(47)	2
Net cash provided by operating activities	$2,624	$3,263	$3,277
Investing activities
Acquisitions, net of cash acquired	(2,563)	(339)	(4,222)
Purchases of marketable securities	(52)	(49)	(54)
Proceeds from sales of marketable securities	43	55	61
Purchases of property, plant and equipment	(588)	(525)	(487)
Proceeds from settlement of net investment hedges	197	—	—
Other investing, net	39	(1)	1
Net cash used in investing activities	$(2,924)	$(859)	$(4,701)
Financing activities
Proceeds and payments on short-term borrowings, net	(375)	(7)	(6)
Proceeds from issuance of long-term debt	1,500	5	3,292
Payments on long-term debt	(653)	(1,151)	(2,297)
Payments of dividends	(1,051)	(950)	(863)
Cash paid for taxes from withheld shares	(122)	(114)	(110)
Other financing, net	(48)	(148)	(27)
Net cash provided by (used in) financing activities	$(749)	$(2,365)	$(11)
Effect of exchange rate changes on cash and cash equivalents	(51)	(38)	41
Change in cash and cash equivalents	$(1,100)	$1	$(1,394)
Cash and cash equivalents at beginning of year	2,944	2,943	4,337
Cash and cash equivalents at end of year	$1,844	$2,944	$2,943

Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$505	$622	$323
Cash paid for interest on debt	$324	$325	$304

See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	26

STRYKER CORPORATION 2022 FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Stryker (the "Company," "we," "us," or "our") is one of the world's leading medical technology companies and, together with its customers, is driven to make healthcare better. The Company offers innovative products and services in Medical and Surgical, Neurotechnology, Orthopaedics and Spine that help improve patient and healthcare outcomes. Our products include surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; clinical communication and workflow solutions; neurosurgical and neurovascular devices; implants used in joint replacement and trauma surgeries; Mako Robotic-Arm Assisted technology; spinal devices; as well as other products used in a variety of medical specialties.
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

STRYKER CORPORATION 2022 FORM 10-K
Financial Instruments: Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The carrying value of our financial instruments, with the exception of our senior unsecured notes, approximates fair value on December 31, 2022 and 2021. Refer to Notes 3 and 10 for further details.
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
From time to time, we designate forward starting interest rate derivative instruments as cash flow hedges to manage the exposure to interest rate volatility with regard to future issuance and refinancing of debt. Changes in value of derivatives designated as cash flow hedges are recorded in AOCI on the Consolidated Balance Sheets until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified into earnings and is included in interest expense within other income (expense), net in the Consolidated Statements of Earnings.
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

STRYKER CORPORATION 2022 FORM 10-K
be an indefinite-lived intangible asset until the research is completed (then it becomes a determinable-lived intangible asset) or determined to have no future use (then it is impaired). For asset acquisitions IPRD is expensed immediately unless there is an alternative future use.
Goodwill, Intangibles and Long-Lived Asset Impairment Tests: We perform our annual impairment test for goodwill as of October 31 each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill and periodically corroborate that assessment with quantitative information. In certain circumstances, we may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. Indefinite-lived intangible assets are also tested at least annually for impairment by comparing the individual carrying values to the fair value.
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
New Accounting Pronouncements Not Yet Adopted
In September 2022 the Financial Accounting Standards Board issued ASU 2022-04, Liabilities - Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations, which requires entities that utilize supplier finance programs in connection with the purchase of goods and services to disclose information about the key terms of the programs, a rollforward of the obligations under the programs and where those obligations are presented in the balance sheet. The new disclosure requirements are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Currently our obligations under these programs are not material.
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
Products and services are primarily transferred to customers at a point in time, with some transfers of services taking place over time. In 2022 less than 10% of our sales were recognized as services transferred over time. Refer to Note 1 for further discussion on our revenue recognition policies.

Dollar amounts in millions except per share amounts or as otherwise specified.	29

STRYKER CORPORATION 2022 FORM 10-K

Segment Net Sales
MedSurg and Neurotechnology:	2022	2021	2020
Instruments	$2,279	$2,111	$1,863
Endoscopy	2,423	2,141	1,763
Medical	3,031	2,607	2,524
Neurovascular	1,200	1,188	973
Neuro Cranial	1,376	1,214	972
Other	302	277	250
	$10,611	$9,538	$8,345
Orthopaedics and Spine:
Knees	$1,997	$1,848	$1,567
Hips	1,413	1,342	1,206
Trauma and Extremities	2,807	2,664	1,722
Spine	1,146	1,167	1,047
Other	475	549	464
	$7,838	$7,570	$6,006
Total	$18,449	$17,108	$14,351

United States Net Sales
MedSurg and Neurotechnology:	2022	2021	2020
Instruments	$1,810	$1,637	$1,471
Endoscopy	1,914	1,670	1,408
Medical	2,422	2,007	1,910
Neurovascular	446	451	381
Neuro Cranial	1,135	988	801
Other	297	273	247
	$8,024	$7,026	$6,218
Orthopaedics and Spine:
Knees	$1,493	$1,351	$1,170
Hips	896	822	777
Trauma and Extremities	2,035	1,866	1,139
Spine	836	831	764
Other	354	425	387
	$5,614	$5,295	$4,237
Total	$13,638	$12,321	$10,455

International Net Sales
MedSurg and Neurotechnology:	2022	2021	2020
Instruments	$469	$474	$392
Endoscopy	509	471	355
Medical	609	600	614
Neurovascular	754	737	592
Neuro Cranial	241	226	171
Other	5	4	3
	$2,587	$2,512	$2,127
Orthopaedics and Spine:
Knees	$504	$497	$397
Hips	517	520	429
Trauma and Extremities	772	798	583
Spine	310	336	283
Other	121	124	77
	$2,224	$2,275	$1,769
Total	$4,811	$4,787	$3,896
MedSurg and Neurotechnology
MedSurg and Neurotechnology products include surgical equipment and navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling, emergency medical equipment, intensive care disposable products and clinical communication and workflow solutions (Medical), minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke (Neurovascular), a comprehensive line of products for traditional brain and open skull based surgical procedures; orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products (Neuro Cranial) and other medical device products used in a variety of medical specialties. Substantially all MedSurg and Neurotechnology sales are recognized when a purchase order has been received and control has transferred. For certain Endoscopy, Instruments and Medical services, we may recognize sales over time as we satisfy performance obligations that may include an obligation to complete installation, provide training and perform ongoing services, generally performed within one year.
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
Contract Assets and Liabilities
The nature of our products and services do not generally give rise to contract assets as we typically do not incur costs to fulfill a contract before a product or service is provided to a customer. Our costs to obtain contracts are typically in the form of sales commissions paid to employees or third-party agents. Certain sales commissions paid to employees prior to recognition of sales are recorded as contract assets. We expense sales commissions associated with obtaining a contract at the time of the sale or as incurred as the amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On December 31, 2022 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. We generally satisfy performance obligations within one year from the contract inception date. Our contract liabilities were $741 and $529 on December 31, 2022 and 2021. Changes in contract liabilities during the year were as follows:

2022
Beginning contract liabilities	$529
Revenue recognized from beginning of year contract liabilities	(329)
Contract liabilities acquired	80
Net advance consideration received during the period	461
Ending contract liabilities	$741
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

STRYKER CORPORATION 2022 FORM 10-K

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs reflecting our assumptions or external inputs from active markets.
Use of observable market data, when available, is required in making fair value measurements. When inputs used fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. We determine fair value for Level 1 instruments using exchange-traded prices for identical instruments. We determine fair value of Level 2 instruments using exchange-traded prices of similar instruments, where available, or utilizing other observable inputs that take into account our credit risk and that of our counterparties. Foreign currency exchange contracts and interest rate hedges, when outstanding, are included in Level 2 and are primarily valued using standard calculations and models that use readily observable market data as their basis. Our Level 3 liabilities are comprised of contingent consideration arising from recently completed acquisitions. We determine fair value of these Level 3 liabilities using a discounted cash flow technique. Significant unobservable inputs were used in our assessment of fair value, including assumptions regarding future business results, discount rates, discount periods and probability assessments based on the likelihood of reaching various targets. We remeasure the fair value of our assets and liabilities each reporting period. We record the changes in fair value within selling, general and administrative expense.
During the third quarter 2022 we determined that certain commercial and regulatory milestones related to technology acquired in the purchase of Mobius Imaging and Cardan Robotics were no longer probable of being achieved and recorded a $110 reduction in the fair value of contingent consideration reflected in selling, general and administrative expenses.

Assets Measured at Fair Value
	2022	2021
Cash and cash equivalents	$1,844	$2,944
Trading marketable securities	166	193
Level 1 - Assets	$2,010	$3,137
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$42	$48
Foreign government debt securities	1	2
United States agency debt securities	3	5
United States treasury debt securities	36	19
Certificates of deposit	2	1
Total available-for-sale marketable securities	$84	$75
Foreign currency exchange forward contracts	119	212
Level 2 - Assets	$203	$287
Total assets measured at fair value	$2,213	$3,424

Liabilities Measured at Fair Value
	2022	2021
Deferred compensation arrangements	$166	$193
Level 1 - Liabilities	$166	$193
Foreign currency exchange forward contracts	$102	$17
Level 2 - Liabilities	$102	$17
Contingent consideration:
Beginning	$306	$393
Additions	1	62
Change in estimate	(137)	(1)
Settlements	(49)	(148)
Ending	$121	$306
Level 3 - Liabilities	$121	$306
Total liabilities measured at fair value	$389	$516

Fair Value of Available for Sale Securities by Maturity
	2022	2021
Due in one year or less	$53	$36
Due after one year through three years	$31	$39
On December 31, 2022 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest and marketable securities income was $94, $68 and $102 in 2022, 2021 and 2020, which was recorded in other income (expense), net.
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
Foreign Currency Hedges

2022	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$1,053	$1,598	$3,417	$6,068
Maximum term in years				3.9
Fair value:
Other current assets	$20	$—	$9	$29
Other noncurrent assets	1	89	—	90
Other current liabilities	(6)	—	(79)	(85)
Other noncurrent liabilities	(1)	(16)	—	(17)
Total fair value	$14	$73	$(70)	$17
2021
Gross notional amount	$973	$2,266	$5,512	$8,751
Maximum term in years				4.9
Fair value:
Other current assets	$15	$39	$92	$146
Other noncurrent assets	1	65	—	66
Other current liabilities	(7)	—	(10)	(17)
Total fair value	$9	$104	$82	$195
We had €1.5 billion and €2.0 billion at December 31, 2022 and 2021 in certain forward currency contracts designated as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €4.4 billion at December 31, 2022 and 2021 of senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
In 2022 we settled certain foreign currency forward contracts designated as net investment hedges resulting in cash proceeds of $197. The amounts in AOCI related to settled net investment

Dollar amounts in millions except per share amounts or as otherwise specified.	31

STRYKER CORPORATION 2022 FORM 10-K
hedges will remain in AOCI until the hedged investment is either sold or substantially liquidated.
The total after-tax gain (loss) recognized in OCI related to designated net investment hedges was $321 in 2022.

Net Currency Exchange Rate Gains (Losses)
Derivative Instrument	Recorded in:	2022	2021	2020
Cash Flow	Cost of sales	$23	$(12)	$5
Net Investment	Other income (expense), net	39	35	28
Non-Designated	Other income (expense), net	1	(10)	(13)
	Total	$63	$13	$20
Pretax gains (losses) on derivatives designated as cash flow hedges of $32 and net investment hedges of $34 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense), net in earnings within 12 months as of December 31, 2022. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
Pretax gains of $5 recorded in AOCI related to other interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to other income (expense), net in earnings within 12 months of December 31, 2022. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
2020	$(3)	$(259)	$(10)	$(885)	$(1,157)
OCI	4	123	46	551	724
Income taxes	—	(32)	(15)	(54)	(101)
Reclassifications to:
Cost of sales	—	—	12	—	12
Other (income) expense, net	—	15	6	(35)	(14)
Income taxes	(1)	(2)	1	7	5
Net OCI	3	104	50	469	626
2021	$—	$(155)	$40	$(416)	$(531)
OCI	(1)	244	43	253	539
Income taxes	—	(64)	1	(110)	(173)
Reclassifications to:
Cost of sales	—	—	(23)	—	(23)
Other (income) expense, net	—	8	(5)	(39)	(36)
Income taxes	—	(2)	(4)	9	3
Net OCI	(1)	186	12	113	310
2022	$(1)	$31	$52	$(303)	$(221)
NOTE 6 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. The aggregate purchase price of our acquisitions, net of cash acquired was $2,563 and $393 in 2022 and 2021.
In February 2022 we completed the acquisition of Vocera for $79.25 per share, or an aggregate purchase price of $2.6 billion, net of cash acquired ($3.0 billion including convertible notes). Vocera is a leader in the digital care coordination and communication category. Vocera is part of our Medical business within MedSurg and Neurotechnology. Goodwill attributable to the acquisition reflects the strategic benefits of expanding our presence in adjacent markets, diversifying our product portfolio, advancing innovations and accelerating our digital aspirations. This goodwill is not deductible for tax purposes.
During 2022 note holders elected to redeem the 1.50% and 0.50% convertible notes assumed in the Vocera acquisition for $101 and $324. These repayments are classified as financing activities in the Consolidated Statements of Cash Flows.
Share-based awards for Vocera employees vested upon our acquisition and a charge of $132 was recorded in selling, general and administrative expenses in 2022.
Purchase price allocations for our significant acquisitions are:

Purchase Price Allocation of Acquired Net Assets
2022	Vocera
Tangible assets acquired:
Accounts receivable	$33
Inventory	13
Deferred income tax assets	73
Other assets	92
Debt	(425)
Deferred income tax liabilities	(182)
Other liabilities	(115)
Intangible assets:
Customer and distributor relationships	550
Developed technology	178
Trade name	18
Goodwill	2,328
Purchase price, net of cash acquired of $281	$2,563
Weighted average life of intangible assets	13
Our allocation of the Vocera purchase price to intangible assets and residual goodwill is preliminary. These amounts are subject to review and potential change during the measurement period, which will extend to February 2023. The subsequent adjustment of the preliminary amounts may be material.
In September 2021 we completed the acquisition of Gauss Surgical, Inc. (Gauss) for $120 in cash and up to $40 in future milestone payments. Gauss is a medical device company that has developed Triton, an artificial intelligence-enabled platform for real-time monitoring of blood loss during surgery. Gauss is part of our Instruments business within MedSurg and Neurotechnology. Goodwill attributable to the acquisition is not deductible for tax purposes. The purchase price allocations for Gauss and other 2021 acquisitions were finalized in 2022 without material adjustments.
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

STRYKER CORPORATION 2022 FORM 10-K
operating results. We are self-insured for certain claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
In April 2022 the United States District Court for the District of Delaware issued a judgment following a jury verdict in favor of PureWick Corporation (PureWick) for its 2019 complaint seeking patent infringement damages related to our PrimaFit and PrimoFit products. The court awarded damages and we recorded charges of $28 in March 2022. In June 2022 PureWick filed a motion to seek enhancement of the judgment and if successful, the judgment could total approximately $100 and include an injunction against future sales. We intend to appeal the outcome of this case. In 2022 PureWick filed additional patent infringement claims related to our PrimaFit products.
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
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of these matters. In 2022 we made payments of $157, primarily related to LFIT femoral heads and Wright hip products. Based on the information that has been received, we have estimated the remaining range of probable loss related to these recall matters to be approximately $213 to $347. We have recorded reserves representing the remaining minimum of the range of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly, the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.
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

	2022	2021
Right-of-use assets	$473	$419
Lease liabilities, current	$121	$112
Lease liabilities, noncurrent	$357	$310

Other information:
Weighted-average remaining lease term (years)	5.5	5.4
Weighted-average discount rate	3.22%	2.86%
Operating lease expense totaled $149, $133, and $130 in 2022, 2021 and 2020.
Future Obligations
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. In addition, we lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Refer to Note 10 for more information on the debt obligations.

	2023	2024	2025	2026	2027	Thereafter
Debt repayments	$1,208	$1,450	$2,250	$1,000	$750	$6,300
Purchase obligations	$1,595	$68	$53	$56	$59	$14
Minimum lease payments	$126	$96	$73	$54	$41	$76
NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS
We performed our annual impairment test for goodwill as of October 31, 2022 and determined that the carrying value of the Spine reporting unit exceeded its fair value. As a result an impairment charge of $216 was recognized in the Goodwill impairment line in the Consolidated Statements of Earnings in 2022. As of December 31, 2022 goodwill of the Spine reporting unit is $1,002 after the impairment charge.
We estimated the fair value of the Spine reporting unit using a discounted cash flow analysis. Significant inputs to the analysis include assumptions for future revenue growth and operating margin. The analysis also included a rate to discount the estimated future cash flow projections to their present value, based on the reporting unit’s estimated weighted average cost of capital. The impairment charge for the Spine reporting unit was primarily driven by the slower than anticipated recovery of surgery volumes as we emerge from the COVID-19 pandemic, the competitive pressures in the spine market and rising interest rates in the current macroeconomic environment.

Dollar amounts in millions except per share amounts or as otherwise specified.	33

STRYKER CORPORATION 2022 FORM 10-K
For our other reporting units, we considered qualitative indicators of impairment as it was considered more likely than not that the fair values of those reporting units exceeded their respective carrying values. No impairment was identified for those reporting units in 2022.
Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill, including discount and tax rates and future cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could materially affect our results of operations.

Changes in the Net Carrying Value of Goodwill by Segment
	MedSurg and Neurotechnology	Orthopaedics and Spine	Total
2020	$5,459	$7,319	$12,778
Additions and adjustments	223	59	282
Foreign exchange	(13)	(129)	(142)
2021	$5,669	$7,249	$12,918
Goodwill impairment	—	(216)	(216)
Additions and adjustments	2,320	—	2,320
Foreign exchange	(54)	(88)	(142)
2022	$7,935	$6,945	$14,880

Summary of Other Intangible Assets
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Developed technologies
2022	14	$5,440	$2,363	$3,077
2021	13	5,326	1,956	3,370
Customer relationships
2022	15	$2,847	$1,322	$1,525
2021	15	2,324	1,174	1,150
Patents
2022	11	$343	$297	$46
2021	12	343	286	57
Trademarks
2022	16	$425	$220	$205
2021	16	415	199	216
In-process research and development
2022	N/A	$21	$—	$21
2021	N/A	29	—	29
Other
2022	6	$105	$94	$11
2021	9	105	87	18
Total
2022	14	$9,181	$4,296	$4,885
2021	14	8,542	3,702	4,840

Estimated Amortization Expense
2023	2024	2025	2026	2027
$620	$588	$568	$510	$490
NOTE 9 - CAPITAL STOCK
The aggregate number of shares of all classes of stock which we are authorized to issue is up to 1,000,500,000, divided into two classes consisting of 500,000 shares of $1 par value preferred stock and 1,000,000,000 shares of common stock with a par value of $0.10. No shares of preferred stock were outstanding on December 31, 2022.
We made no repurchases of shares in 2022. The manner, timing and amount of repurchases are determined by management based on an evaluation of market conditions, stock price and other factors and are subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On December 31,
2022 the total dollar value of shares that could be purchased under our authorized repurchase program was $1,033.
Shares reserved for future compensation grants of our common stock were 23 million and 25 million on December 31, 2022 and 2021.
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

Option Value and Assumptions
	2022	2021	2020
Weighted-average fair value per share	$68.08	$53.35	$39.34
Assumptions:
Risk-free interest rate	1.8%	0.8%	1.4%
Expected dividend yield	1.0%	1.2%	1.0%
Expected stock price volatility	27.0%	26.9%	18.9%
Expected option life (years)	5.9	5.9	5.8
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

2022 Stock Option Activity
	Shares (in millions)	Weighted Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding January 1	12.1	$150.17
Granted	1.9	248.36
Exercised	(1.5)	102.85
Canceled or forfeited	(0.4)	220.16
Outstanding December 31	12.1	$168.80	5.4	$925.3
Exercisable December 31	7.2	$131.38	3.1	$819.2
Options expected to vest	4.4	$222.62	7.7	$102.5
The aggregate intrinsic value of options, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, exercised was $218, $253, and $258 in 2022, 2021 and 2020. Exercise prices for options outstanding ranged from $64.01 to $270.94 on December 31, 2022. On December 31, 2022 there was $111 of unrecognized compensation cost related to nonvested stock options granted under the long-term incentive plans; that cost is expected to be recognized over the weighted-average period of approximately 1.6 years.

Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) Activity
	Shares (in millions)		Weighted Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Nonvested on January 1	0.7	0.2	$213.16	$210.73
Granted	0.4	0.1	239.76	237.17
Vested	(0.3)	(0.1)	204.62	179.35
Canceled or forfeited	(0.1)	—	225.83	179.35
Nonvested on December 31	0.7	0.2	$232.02	$234.70

Dollar amounts in millions except per share amounts or as otherwise specified.	34

STRYKER CORPORATION 2022 FORM 10-K
On December 31, 2022 there was $72 of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized as expense over the weighted-average period of approximately one year. The weighted-average grant date fair value per share of RSUs granted was $239.76 and $230.61 in 2022 and 2021. The fair value of RSUs and PSUs vested in 2022 was $75 and $14. On December 31, 2022 there was $18 of unrecognized compensation cost related to nonvested PSUs; the cost is expected to be recognized as expense over the weighted-average period of approximately one year.
Employee Stock Purchase Plans (ESPP)
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 95% of the closing stock price on the last trading day of a purchase period. We issued 221,387 and 183,964 shares under the ESPP in 2022 and 2021.
NOTE 10 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on December 31, 2022.
In February 2022 we entered into a $1.5 billion term loan agreement that matures on February 22, 2025 and bears interest at a base rate based on the Term Secured Overnight Financing Rate (SOFR) plus 0.725%. In 2022 we repaid $650 on the term loan.
In 2022 our Board of Directors approved an increase to the maximum amount of commercial paper that can be outstanding from $1,500 to $2,250.
On December 31, 2022 there were no borrowings outstanding under our credit facility or commercial paper program which allows for maturities up to 397 days from the date of issuance.

Summary of Total Debt
Rate	Due	2022	2021
Senior unsecured notes:
1.125%	November 30, 2023	$585	$622
0.600%	December 1, 2023	599	598
3.375%	May 15, 2024	596	593
0.250%	December 3, 2024	903	958
1.150%	June 15, 2025	647	645
3.375%	November 1, 2025	748	748
3.500%	March 15, 2026	995	994
2.125%	November 30, 2027	795	845
3.650%	March 7, 2028	597	597
0.750%	March 1, 2029	848	901
1.950%	June 15, 2030	991	990
2.625%	November 30, 2030	684	727
1.000%	December 3, 2031	790	840
4.100%	April 1, 2043	392	392
4.375%	May 15, 2044	396	395
4.625%	March 15, 2046	983	982
2.900%	June 15, 2050	642	642
Term loan		850	—
Other		7	10
Total debt		$13,048	$12,479
Less current maturities		1,191	7
Total long-term debt		$11,857	$12,472

Unamortized debt issuance costs		$52	$62
Borrowing capacity on existing facilities		$2,162	$2,162
Fair value of senior unsecured notes		$10,910	$13,391
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
Interest expense, including required fees incurred on outstanding debt and credit facilities that were included in other income (expense), net, totaled $337, $337, and $315 in 2022, 2021 and 2020.
NOTE 11 - INCOME TAXES
Our effective tax rate was 12.1%, 12.6% and 18.2% for 2022, 2021 and 2020. The effective income tax rate for 2022 decreased due to the effective settlement of the United States federal income tax audit for years 2014 through 2018 and the reversal of deferred income tax on undistributed earnings of foreign subsidiaries. In addition, the effective income tax rates for 2022, 2021 and 2020 reflect the continued lower effective income tax rates as a result of our European operations, the tax effect related to the transfers of intellectual property between tax jurisdictions, the tax effect of future remittances of the undistributed earnings of foreign subsidiaries and certain discrete tax items.

Effective Income Tax Rate Reconciliation
	2022	2021	2020
United States federal statutory rate	21.0%	21.0%	21.0%
United States state and local income taxes, less federal deduction	2.0	2.7	0.1
Foreign income tax at rates other than 21%	(4.1)	(6.9)	(3.3)
Tax related to repatriation of foreign earnings	(2.4)	1.4	3.0
Intellectual property transfers	0.1	(2.3)	(1.4)
United States federal audit settlement	(6.1)	—	—
Goodwill impairment	1.7	—	—
Other	(0.1)	(3.3)	(1.2)
Effective income tax rate	12.1%	12.6%	18.2%

Earnings Before Income Taxes
	2022	2021	2020
United States	$407	$433	$239
International	2,276	1,848	1,715
Total	$2,683	$2,281	$1,954

Components of Income Tax Expense (Benefit)
Current income tax expense (benefit):	2022	2021	2020
United States federal	$(76)	$155	$80
United States state and local	64	97	20
International	279	272	207
Total current income tax expense	$267	$524	$307
Deferred income tax expense (benefit):
United States federal	$(179)	$(82)	$1
United States state and local	(30)	(23)	(25)
International	267	(132)	72
Total deferred income tax expense (benefit)	$58	$(237)	$48
Total income tax expense	$325	$287	$355
Interest and penalties included in other income (expense), net were income of $71 in 2022, and expense of ($23) and ($35) in 2021 and 2020. The United States federal deferred income tax benefit (expense) includes the utilization of net operating loss carryforwards of $56, $283 and $41 in 2022, 2021 and 2020.

Dollar amounts in millions except per share amounts or as otherwise specified.	35

STRYKER CORPORATION 2022 FORM 10-K

Deferred Income Tax Assets and Liabilities
Deferred income tax assets:	2022	2021
Inventories	$516	$513
Product-related liabilities	26	39
Other accrued expenses	155	501
Depreciation and amortization	1,038	1,194
State income taxes	153	128
Share-based compensation	73	63
Research and development capitalization	204	—
International interest expense carryforwards	135	—
Net operating loss and other credit carryforwards	247	232
Other	165	191
Total deferred income tax assets	$2,712	$2,861
Less valuation allowances	(285)	(164)
Net deferred income tax assets	$2,427	$2,697
Deferred income tax liabilities:
Depreciation and amortization	$(1,037)	$(891)
Undistributed earnings	(47)	(114)
Total deferred income tax liabilities	$(1,084)	$(1,005)
Net deferred income tax assets	$1,343	$1,692
Reported as:
Noncurrent deferred income tax assets	$1,410	$1,760
Noncurrent liabilities—Other liabilities	(67)	(68)
Total	$1,343	$1,692
Accrued interest and penalties were $66 and $150 on December 31, 2022 and 2021 which were reported in accrued expenses and other liabilities and other noncurrent liabilities.
Net operating loss carryforwards totaling $544 with $155 being subject to a full valuation allowance on December 31, 2022 are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States loss carryforwards of $377 begin to expire in 2023. International loss carryforwards of $167 begin to expire in 2023; however, some have no expiration. We also have tax credit carryforwards of $133 with $91 being subject to a full valuation allowance. The credits with a full valuation allowance begin to expire in 2023. We do not anticipate generating income tax in excess of the non-expiring credits in the foreseeable future.
The Tax Cuts and Jobs Act (the Act) was enacted in 2017 in the United States. We recorded a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred. The Act also subjects a United States shareholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. We have elected to account for GILTI tax in the year the tax is incurred.
We recorded deferred income tax on undistributed earnings of foreign subsidiaries not determined to be indefinitely reinvested. Determination of the total amount of unrecognized deferred income tax on undistributed earnings of foreign subsidiaries is not practicable.

Uncertain Income Tax Positions
	2022	2021
Beginning uncertain tax positions	$444	$457
Increases related to current year income tax positions	17	13
Increases related to prior year income tax positions	34	4
Decreases related to prior year income tax positions	(178)	(18)
Settlements of income tax audits	(13)	—
Statute of limitations expirations and other	(6)	—
Foreign currency translation	(12)	(12)
Ending uncertain tax positions	$286	$444
Reported as:
Noncurrent liabilities—Income taxes	$286	$444
Our income tax expense would have been reduced by $289 and $445 in 2022 and 2021 had these uncertain income tax positions been favorably resolved. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next 12 months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including inventory transfer pricing, cost sharing, product royalty and foreign branch arrangements. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be resolved. Interest and penalties incurred associated with uncertain tax positions are included in other income (expense), net.
In the normal course of business, income tax authorities in various income tax jurisdictions both within the United States and internationally conduct routine audits of our income tax returns filed in prior years. These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex income tax regulations regarding the allocation of income to the various income tax jurisdictions. Income tax expense in 2022 decreased $162 due to the effective settlement of the United States federal income tax audit for years 2014 through 2018. In addition, 2022 other income (expense), net includes a benefit of $50 related to the release of accrued interest associated with this settlement. Income tax years are open from 2019 through the current year for the United States federal jurisdiction. Income tax years open for our other major jurisdictions range from 2007 through the current year.
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

	2022	2021	2020
Plan expense	$305	$259	$235
Expense funded with Stryker common stock	41	37	34
Stryker common stock held by plan:
Dollar amount	522	582	542
Shares (in millions)	2.1	2.2	2.2
Value as a percentage of total plan assets	10%	10%	11%
Defined Benefit Plans
Certain of our subsidiaries have both funded and unfunded defined benefit pension plans covering some or all of their employees. The majority of our defined benefit pension plans have projected benefit obligations in excess of plan assets.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	36

STRYKER CORPORATION 2022 FORM 10-K

Components of Net Periodic Pension Cost
Net periodic benefit cost:	2022	2021	2020
Service cost	$(56)	$(72)	$(63)
Interest cost	(10)	(7)	(8)
Expected return on plan assets	15	11	13
Amortization of prior service credit	1	1	1
Recognized actuarial loss	(9)	(16)	(13)
Curtailment gain	—	9	—
Net periodic benefit cost	$(59)	$(74)	$(70)
Changes in assets and benefit obligations recognized in OCI:
Net actuarial gain (loss)	$244	$132	$(117)
Recognized net actuarial loss	9	16	13
Prior service credit and transition amount	(1)	(1)	(1)
Curtailment gain	—	(9)	—
Total recognized in other comprehensive income (loss)	$252	$138	$(105)
Total recognized in net periodic benefit cost and OCI	$193	$64	$(175)
Weighted-average rates used to determine net periodic benefit cost:
Discount rate	1.1%	0.8%	1.0%
Expected return on plan assets	3.1%	2.5%	2.9%
Rate of compensation increase	2.6%	2.6%	2.9%
Weighted-average discount rate used to determine projected benefit obligations	3.3%	1.1%	0.8%
The actuarial gain (loss) for all pension plans was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.
Investment Strategy
The investment strategy for our defined benefit pension plans is to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.

	2022	2021
Fair value of plan assets	$420	$543
Benefit obligations	(673)	(1,036)
Funded status	$(253)	$(493)
Reported as:
Noncurrent assets—other assets	$21	$—
Current liabilities—accrued compensation	(3)	(2)
Noncurrent liabilities—other liabilities	(271)	(491)
Pre-tax amounts recognized in AOCI:
Unrecognized net actuarial gain (loss)	33	(215)
Unrecognized prior service credit	11	7
Total	$44	$(208)

Change in Benefit Obligations
	2022	2021
Beginning projected benefit obligations	$1,036	$1,118
Service cost	56	72
Interest cost	10	7
Foreign exchange impact	(56)	(70)
Employee contributions	5	8
Actuarial (gains) losses	(354)	(71)
Curtailment gain	—	(23)
Benefits paid	(24)	(5)
Ending projected benefit obligations	$673	$1,036
Ending accumulated benefit obligations	$645	$987

Change in Plan Assets
	2022	2021
Beginning fair value of plan assets	$543	$522
Actual return	(109)	17
Employer contributions	19	33
Employee contributions	5	8
Foreign exchange impact	(24)	(29)
Benefits paid	(14)	(8)
Ending fair value of plan assets	$420	$543

Allocation of Plan Assets
	2023 Target	2022 Actual	2021 Actual
Equity securities	25%	27%	23%
Debt securities	41	38	41
Other	34	35	36
Total	100%	100%	100%

Valuation of Plan Assets
2022	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18	$—	$—	$18
Equity securities	21	99	—	120
Corporate debt securities	2	151	—	153
Other	5	69	55	129
Total	$46	$319	$55	$420
2021
Cash and cash equivalents	$21	$—	$—	$21
Equity securities	28	119	—	147
Corporate debt securities	2	202	—	204
Other	4	68	99	171
Total	$55	$389	$99	$543
Our Level 3 pension plan assets consist primarily of guaranteed investment contracts with insurance companies. The insurance contracts guarantee us principal repayment and a fixed rate of return. The $44 decrease in Level 3 pension plan assets is primarily driven by the change in the corresponding pension liability. We expect to contribute $19 to our defined benefit pension plans in 2023.

Estimated Future Benefit Payments
2023	2024	2025	2026	2027	2028-2032
$22	$26	$23	$23	$25	$146
NOTE 13 - SUMMARY OF QUARTERLY DATA (UNAUDITED)

2022 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$4,275	$4,493	$4,479	$5,202
Gross profit	2,734	2,826	2,782	3,236
Earnings (loss) before income taxes	386	720	816	761
Net earnings (loss)	323	656	816	563
Net earnings (loss) per share of common stock:
Basic	$0.86	$1.73	$2.16	$1.48
Diluted	$0.84	$1.72	$2.14	$1.47
Dividends declared per share of common stock	$0.695	$0.695	$0.695	$0.750

2021 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$3,953	$4,294	$4,160	$4,701
Gross profit	2,509	2,772	2,642	3,045
Earnings before income taxes	367	662	495	757
Net earnings	302	592	438	662
Net earnings per share of common stock:
Basic	$0.80	$1.57	$1.17	$1.75
Diluted	$0.79	$1.55	$1.14	$1.73
Dividends declared per share of common stock	$0.630	$0.630	$0.630	$0.695
NOTE 14 - SEGMENT AND GEOGRAPHIC DATA
We segregate our operations into two reportable business segments: (i) MedSurg and Neurotechnology and (ii) Orthopaedics and Spine which aligns to our internal reporting structure and how the Company manages its businesses.
The Corporate and Other category shown in the table below includes corporate and administration, corporate initiatives and share-based compensation, which includes compensation related to employee stock options, restricted stock units and performance stock unit grants and director stock options and restricted stock unit grants.

Dollar amounts in millions except per share amounts or as otherwise specified.	37

STRYKER CORPORATION 2022 FORM 10-K

Segment Results	2022	2021	2020
MedSurg and Neurotechnology	$10,611	$9,538	$8,345
Orthopaedics and Spine	7,838	7,570	6,006
Net sales	$18,449	$17,108	$14,351
MedSurg and Neurotechnology	$540	$518	$496
Orthopaedics and Spine	614	629	458
Segment depreciation and amortization	$1,154	$1,147	$954
Corporate and Other	124	125	122
Total depreciation and amortization	$1,278	$1,272	$1,076
MedSurg and Neurotechnology	$2,737	$2,807	$2,414
Orthopaedics and Spine	2,296	2,180	1,588
Segment operating income	$5,033	$4,987	$4,002
Items not allocated to segments:
Corporate and Other	$(649)	$(605)	$(503)
Acquisition and integration-related charges	(150)	(585)	(242)
Amortization of intangible assets	(627)	(619)	(472)
Restructuring-related and other charges	(349)	(386)	(458)
Goodwill impairment	(216)	—	—
Medical device regulations	(140)	(107)	(81)
Recall-related matters	15	(103)	(17)
Regulatory and legal matters	(76)	2	(6)
Consolidated operating income	$2,841	$2,584	$2,223

Segment Assets and Capital Spending
Assets:	2022	2021	2020
MedSurg and Neurotechnology	$18,283	$15,218	$15,250
Orthopaedics and Spine	17,295	18,149	18,090
Total segment assets	$35,578	$33,367	$33,340
Corporate and Other	1,306	1,264	990
Total assets	$36,884	$34,631	$34,330
Purchases of property, plant and equipment:
MedSurg and Neurotechnology	$173	$197	$192
Orthopaedics and Spine	175	165	150
Total segment purchases of property, plant and equipment	$348	$362	$342
Corporate and Other	240	163	145
Total purchases of property, plant and equipment	$588	$525	$487
We measure the financial results of our reportable segments using an internal performance measure that excludes acquisition and integration-related charges, restructuring-related and other charges, goodwill impairment, reserves for certain product recall matters and reserves for certain legal and regulatory matters. Identifiable assets are those assets used exclusively in the operations of each business segment or allocated when used jointly. Corporate assets are principally property, plant and equipment, and noncurrent assets.
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

Geographic Information
	Net Sales			Net Property, Plant and Equipment
	2022	2021	2020	2022	2021
United States	$13,638	$12,321	$10,455	$1,791	$1,717
Europe, Middle East, Africa	2,348	2,299	1,818	995	941
Asia Pacific	1,885	1,973	1,630	76	76
Other countries	578	515	448	108	99
Total	$18,449	$17,108	$14,351	$2,970	$2,833
NOTE 15 - ASSET IMPAIRMENTS
The government in China has launched regional and national programs for volume-based procurement (VBP) of high-value medical consumables to reduce healthcare costs. Each VBP program has specific requirements to award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders may be guaranteed sales volume for certain products, while unsuccessful bidders may lose unit sales volume. The prices required for a successful bid have negatively impact our affected commercial operations in China, including those for joint replacement, trauma and certain neurovascular products.
As a result of the outcome of certain regional programs for our trauma products and the national VBP program for hips and knees we recorded charges of $105 to impair certain long-lived and intangible assets in 2021. These charges were included in selling, general and administrative expenses. The national VBP program for spine products took place in the third quarter of 2022 and we were unsuccessful in our bid. As a result we are exiting the spine business in China. Related asset impairments recognized in 2022 were not significant and we do not expect any significant impairments related to future VBP programs. Our business in China represented approximately 2.4% of our revenues for the year ended December 31, 2022.
In addition to asset impairments in connection with VBP program results, we recognized asset impairments of $47 in 2022 for long-lived and intangible assets primarily as a result of the exit of certain product lines.

Dollar amounts in millions except per share amounts or as otherwise specified.	38

STRYKER CORPORATION 2022 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) (Exchange Act) as of December 31, 2022. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting during the fourth quarter of 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company's management assessed the effectiveness of our internal control over financial reporting on December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). We have excluded from our assessment the operations and related assets of Vocera, which we acquired in February 2022. As of December 31, 2022 Vocera represented approximately 8.2% of our total assets, including the goodwill and intangible assets recorded as part of the purchase price allocation and approximately 1.1% of our net sales for the year ended December 31, 2022. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Stryker’s independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the Company’s internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Stryker Corporation
Opinion on Internal Control over Financial Reporting
We have audited Stryker Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stryker Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vocera Communications, Inc. (Vocera), which is included in the 2022 consolidated financial statements of the Company and constituted 8.2% of total assets as of December 31, 2022 and 1.1% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Vocera.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 10, 2023 expressed an unqualified opinion thereon.
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

STRYKER CORPORATION 2022 FORM 10-K
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

/s/    Ernst & Young LLP

Grand Rapids, Michigan
February 10, 2023

ITEM 9B.	OTHER INFORMATION.
Section 13(r) of the Securities Exchange Act of 1934, as amended, requires an issuer to disclose in its annual or quarterly reports whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to parties subject to sanctions administered by the Office of Foreign Assets Control (OFAC) within the United States Department of the Treasury, whether or not such activities are prohibited or sanctionable under United States law. On March 2, 2021, the United States government designated the Russian Federal Security Service (FSB) under additional sanctions authorities. On the same day, OFAC issued General License No. 1B (OFAC General License), which generally authorizes certain licensing, permitting, certification, notification and related transactions with the FSB as may be required pursuant to Russian encryption product import controls for the importation, distribution or use of certain information technology products and radio frequency technology products in the Russian Federation.
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
During the year ended December 31, 2022 we filed two notifications with the FSB as described above.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our executive officers appears under the caption "Information about our Executive Officers" in Part I, Item 1 of this report.
Information regarding our directors and certain corporate governance and other matters appearing under the captions "Proposal 1—Election of Directors," "Corporate Governance," and "Additional Information—Delinquent Section 16(a) Reports" in the 2023 proxy statement is incorporated herein by reference.
The Corporate Governance Guidelines adopted by our Board of Directors, as well as the charters of each of the Audit Committee, the Governance and Nominating Committee and the Compensation Committee and the Code of Conduct applicable to the principal executive officer, president, principal financial officer and principal accounting officer or controller or persons performing similar functions are posted on the "Corporate Governance" section of our website at www.stryker.com. The Code of Conduct replaces our previous Code of Ethics applicable to the principal executive officer, president, principal financial officer and principal accounting officer or controller or persons performing similar functions, which was retired on February 9, 2023.

ITEM 11.	EXECUTIVE COMPENSATION.
Information regarding the compensation of our management appearing under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation of Directors" in the 2023 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the caption "Stock Ownership" in the 2023 proxy statement is incorporated herein by reference.
On December 31, 2022 we had an equity compensation plan under which options were granted at a price not less than fair market value at the date of grant and under which awards of restricted stock units (RSUs) and performance stock units (PSUs) were made. Options and RSUs were also awarded under a previous plan. Additional information regarding our equity compensation plans appears in Note 1 and Note 9 to our Consolidated Financial Statements. On December 31, 2022 we also had a stock performance incentive award program pursuant to which shares of our common stock were and may be issued to certain employees with respect to performance. The status of these plans, each of which were previously submitted to and approved by our shareholders, on December 31, 2022 is as follows:

Dollar amounts in millions except per share amounts or as otherwise specified.	40

STRYKER CORPORATION 2022 FORM 10-K

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
2006 Long-Term Incentive Plan	302,744	$64.01	—
2008 Employee Stock Purchase Plan	N/A	N/A	3,967,851
2011 Long-Term Incentive Plan(1)	12,707,533	$171.48	22,654,814
2011 Performance Incentive Award Plan	N/A	N/A	276,718
Total			26,899,383
(1) The 2011 Long-Term Incentive Plan securities to be issued upon exercise include 689,043 RSUs and 193,496 PSUs. The weighted-average exercise prices does not take these awards into account.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption "Corporate Governance" and "Corporate Governance—Certain Relationships and Related Party Transactions" in the 2023 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information under the caption "Proposal 2—Ratification of Appointment of our Independent Registered Public Accounting Firm" in the 2023 proxy statement is incorporated herein by reference.

Dollar amounts in millions except per share amounts or as otherwise specified.	41

STRYKER CORPORATION 2022 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements
	The following Consolidated Financial Statements are set forth in Part II, Item 8 of this report.
	Report of Independent Registered Public Accounting Firm					21
	Consolidated Statements of Earnings for 2022, 2021 and 2020					23
	Consolidated Statements of Comprehensive Income for 2022, 2021 and 2020					23
	Consolidated Balance Sheets on 2022 and 2021					24
	Consolidated Statements of Shareholders’ Equity for 2022, 2021 and 2020					25
	Consolidated Statements of Cash Flows for 2022, 2021 and 2020					26
	Notes to Consolidated Financial Statements					27

(a) 2.	Financial Statement Schedules
	The Consolidated Financial Statement schedule of Stryker Corporation and its subsidiaries is:
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
			Additions	Deductions
	Description	Balance at Beginning of Period	Charged to Costs & Expenses	Uncollectible Amounts Written Off, Net of Recoveries	Effect of Changes in Foreign Currency Exchange Rates	Balance at End of Period
	DEDUCTED FROM ASSET ACCOUNTS
	Allowance for Doubtful Accounts:
	Year ended December 31, 2022	$167	$41	$52	$2	$154
	Year ended December 31, 2021	$131	$61	$23	$2	$167
	Year ended December 31, 2020	$88	$65	$22	$—	$131

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

(iii)	©
Agreement and Plan of Merger, dated as of January 6, 2022, by and among Stryker Corporation, Voice Merger Sub Corp., and Vocera Communications, Inc. — Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 11, 2022 (Commission File No. 001-13149).

Exhibit 3—		Articles of Incorporation and By-Laws
(i)		Restated Articles of Incorporation — Incorporated by reference to Exhibit 3(i) to the Company's Form 10-Q for the quarterly period ended September 30, 2018 (Commission File No. 00-09165).
(ii)	†	Amended and Restated Bylaws.
(iii)
Amendments to the Amended and Restated Bylaws (adopted and effective November 1, 2022) — Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 15, 2022 (Commission File No. 001-13149).

Exhibit 4—		Instruments defining the rights of security holders, including indentures—We agree to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of Stryker Corporation and its subsidiaries not exceeding 10% of the total assets of Stryker Corporation and its consolidated subsidiaries is authorized.

Dollar amounts in millions except per share amounts or as otherwise specified.	42

STRYKER CORPORATION 2022 FORM 10-K

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

(xx)	†	Description of Securities

Exhibit 10—		Material contracts
(i)*	†	Form of grant notice and terms and conditions for stock options granted in 2023 under the 2011 Long-Term Incentive Plan.
(ii)*	†	Form of grant notice and terms and conditions for restricted stock units granted in 2023 under the 2011 Long-Term Incentive Plan.
(iii)*	†	Form of grant notice and terms and conditions for performance stock units granted in 2023 under the 2011 Long-Term Incentive Plan.
(iv)*
Form of grant notice and terms and conditions for stock options granted in 2022 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 2021 (Commission File No. 001-13149).

(v)*
Form of grant notice and terms and conditions for restricted stock units granted in 2022 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-K for the year ended December 31, 2021 (Commission File No. 001-13149).

43

STRYKER CORPORATION 2022 FORM 10-K

(vi)*
Form of grant notice and terms and conditions for performance stock units granted in 2022 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(iii) to the Company's Form 10-K for the year ended December 31, 2021 (Commission File No. 001-13149).

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

(x)*
Form of grant notice and terms and conditions for restricted stock units granted in 2022 under the 2011 Long-Term Incentive Plan to non-employee directors — Incorporated by reference to Exhibit 10(i) to the Company's Form 10-Q for the quarterly period ended June 30, 2022 (Commission File No. 001-13149).

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

(xiii)*
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

(xvii)*
Form of terms and conditions for restricted stock units granted to non-employee directors in 2019 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(v) to the Company's Form 10-K for the year ended December 31, 2019 (Commission File No. 001-13149).

(xviii)*
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

(xxii)*
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

(xxiv)*
Form of grant notice and terms and conditions for restricted stock units granted in 2018 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(iii) to the Company’s Form 10-K for the year ended December 31, 2017 (Commission File No. 000-09165).

(xxv)*
Form of grant notice and terms and conditions for performance stock units granted in 2018 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(iv) to the Company’s Form 10-K for the year ended December 31, 2017 (Commission File No. 000-09165).

(xxvi)*
Form of grant notice and terms and conditions for restricted stock units granted in 2018 under the 2011 Long-Term Incentive Plan to non-employee directors — Incorporated by reference to Exhibit 10(ii) to the Company’s Form 10-Q for the quarterly period ended June 30, 2018 (Commission File No. 000-09165).

(xxvii)*	Stryker Corporation Executive Bonus Plan — Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(xxviii)*	Letter Agreement between Stryker Corporation and Glenn Boehnlein — Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated January 26, 2016 (Commission File No. 000-09165).
(xxix)*	Letter Agreement between Stryker Corporation and Timothy J. Scannell — Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 18, 2021 (Commission File No. 001-13149).
(xxx)	Form of Indemnification Agreement for Directors — Incorporated by reference to Exhibit 10 (xiv) to the Company's Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).

44

STRYKER CORPORATION 2022 FORM 10-K

(xxxi)		Form of Indemnification Agreement for Certain Officers—Incorporated by reference to Exhibit 10 (xv) to the Company's Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxxii)
Settlement Agreement between Howmedica Osteonics Corp. and the counsel listed on the signature pages thereto, dated as of November 3, 2014 (Rejuvenate and ABF II Hip Implant Products Liability Litigation) — Incorporated by reference to Exhibit 10xxiii to the Company's Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(xxxiii)	©
Credit Agreement, dated as of August 19, 2016, among Stryker Corporation and certain subsidiaries, as designated borrowers; the lenders party thereto; and Bank of America, N.A., as administrative agent — Incorporated by reference to Exhibit 4.1 to the Company’s 8-K dated August 23, 2016 (Commission File No. 000-09165).

(xxxiv)
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

(xxxv)
Credit Agreement, dated as of April 30, 2020, among Stryker Corporation as borrower; the lenders party thereto; and Bank of America, N.A., as administrative agent — Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-Q for the quarterly period ended March 31, 2020 (Commission File No. 001-13149).

(xxxvi)
Term Loan Agreement, dated as of November 10, 2020, among Stryker Corporation, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent — Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated November 13, 2020 (Commission File No. 001-13149).

(xxxvii)
Credit Agreement, dated as of October 26, 2021, among Stryker Corporation as borrower; the lenders party thereto; and Wells Fargo Bank, N.A., as administrative agent — Incorporated by reference to Exhibit 10(i) to the Company's Form 10-Q for the quarterly period ended September 30, 2021 (Commission File No. 001-13149).

(xxxviii)
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

45

STRYKER CORPORATION 2022 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYKER CORPORATION
Date:	February 10, 2023	/s/ GLENN S. BOEHNLEIN
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

/s/ WILLIAM E. BERRY JR.
William E. Berry, Jr.
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

/s/ SHERILYN S. MCCOY	/s/ ANDREW K. SILVERNAIL
Sherilyn S. McCoy	Andrew K. Silvernail
Lead Independent Director	Director

/s/ MARY K. BRAINERD	/s/ LISA M. SKEETE TATUM
Mary K. Brainerd	Lisa M. Skeete Tatum
Director	Director

/s/ GIOVANNI CAFORIO	/s/ RONDA E. STRYKER
Giovanni Caforio, M.D.	Ronda E. Stryker
Director	Director

/s/ SRIKANT M. DATAR	/s/ RAJEEV SURI
Srikant M. Datar, Ph.D.	Rajeev Suri
Director	Director

/s/ ALLAN C. GOLSTON
Allan C. Golston
Director

46