Form 10-Q
period 2023-03-31
STRYKER CORP
filed 2023-05-02
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 379,608,166 shares of Common Stock, $0.10 par value, on March 31, 2023.

STRYKER CORPORATION	2023 First Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months
	2023	2022
Net sales	$4,778	$4,275
Cost of sales	1,762	1,541
Gross profit	$3,016	$2,734
Research, development and engineering expenses	339	413
Selling, general and administrative expenses	1,781	1,710
Recall charges, net	—	14
Amortization of intangible assets	161	150
Total operating expenses	$2,281	$2,287
Operating income	$735	$447
Other income (expense), net	(56)	(61)
Earnings before income taxes	$679	$386
Income taxes	87	63
Net earnings	$592	$323

Net earnings per share of common stock:
Basic	$1.56	$0.86
Diluted	$1.54	$0.84

Weighted-average shares outstanding (in millions):
Basic	379.0	377.7
Effect of dilutive employee stock compensation	4.2	5.0
Diluted	383.2	382.7

Cash dividends declared per share of common stock	$0.750	$0.695
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months
	2023	2022
Net earnings	$592	$323
Other comprehensive income (loss), net of tax:
Marketable securities	—	(1)
Pension plans	(2)	(1)
Unrealized gains (losses) on designated hedges	(9)	1
Financial statement translation	(73)	53
Total other comprehensive income (loss), net of tax	$(84)	$52
Comprehensive income	$508	$375

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2023 First Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,671	$1,844
Marketable securities	86	84
Accounts receivable, less allowance of $180 ($154 in 2022)	3,215	3,565
Inventories:
Materials and supplies	1,144	1,006
Work in process	366	348
Finished goods	2,823	2,641
Total inventories	$4,333	$3,995
Prepaid expenses and other current assets	850	787
Total current assets	$10,155	$10,275
Property, plant and equipment:
Land, buildings and improvements	1,770	1,739
Machinery and equipment	4,200	4,066
Total property, plant and equipment	$5,970	$5,805
Less allowance for depreciation	2,933	2,835
Property, plant and equipment, net	$3,037	$2,970
Goodwill	14,849	14,880
Other intangibles, net	4,779	4,885
Noncurrent deferred income tax assets	1,443	1,410
Other noncurrent assets	2,567	2,464
Total assets	$36,830	$36,884

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,366	$1,413
Accrued compensation	713	1,149
Income taxes	371	292
Dividends payable	285	284
Accrued product liabilities	227	230
Accrued expenses and other liabilities	1,700	1,744
Current maturities of debt	1,204	1,191
Total current liabilities	$5,866	$6,303
Long-term debt, excluding current maturities	11,857	11,857
Income taxes	625	641
Other noncurrent liabilities	1,587	1,467
Total liabilities	$19,935	$20,268
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,090	2,034
Retained earnings	15,072	14,765
Accumulated other comprehensive loss	(305)	(221)
Total shareholders' equity	$16,895	$16,616
Total liabilities and shareholders' equity	$36,830	$36,884

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2023 First Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months
	2023	2022
Common stock shares outstanding (in millions)
Beginning	378.7	377.5
Issuance of common stock under stock compensation and benefit plans	0.9	0.7
Ending	379.6	378.2

Common stock
Beginning	$38	$38
Issuance of common stock under stock compensation and benefit plans	—	—
Ending	$38	$38
Additional paid-in capital
Beginning	$2,034	$1,890
Issuance of common stock under stock compensation and benefit plans	(18)	(14)
Share-based compensation	74	71
Ending	$2,090	$1,947
Retained earnings
Beginning	$14,765	$13,480
Net earnings	592	323
Cash dividends declared	(285)	(263)
Ending	$15,072	$13,540
Accumulated other comprehensive income (loss)
Beginning	$(221)	$(531)
Other comprehensive income (loss)	(84)	52
Ending	$(305)	$(479)
Total shareholders' equity	$16,895	$15,046

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2023 First Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	2023	2022
Operating activities
Net earnings	$592	$323
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	96	92
Amortization of intangible assets	161	150
Asset impairments	2	—
Share-based compensation	74	71
Recall charges, net	—	14
Sale of inventory stepped-up to fair value at acquisition	—	5
Changes in operating assets and liabilities:
Accounts receivable	365	53
Inventories	(314)	(229)
Accounts payable	(56)	(52)
Accrued expenses and other liabilities	(405)	(348)
Recall-related payments	(14)	(9)
Income taxes	23	(3)
Other, net	(79)	136
Net cash provided by operating activities	$445	$203
Investing activities
Acquisitions, net of cash acquired	—	(2,563)
Purchases of marketable securities	(28)	(9)
Proceeds from sales of marketable securities	25	11
Purchases of property, plant and equipment	(130)	(119)
Other investing, net	1	(2)
Net cash used in investing activities	$(132)	$(2,682)
Financing activities
Proceeds (payments) on short-term borrowings, net	(2)	(170)
Proceeds from issuance of long-term debt	—	1,500
Payments on long-term debt	(100)	—
Payments of dividends	(284)	(262)
Cash paid for taxes from withheld shares	(94)	(72)
Other financing, net	(1)	(3)
Net cash provided by (used in) financing activities	$(481)	$993
Effect of exchange rate changes on cash and cash equivalents	(5)	—
Change in cash and cash equivalents	$(173)	$(1,486)
Cash and cash equivalents at beginning of period	1,844	2,944
Cash and cash equivalents at end of period	$1,671	$1,458

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2023 First Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," "us" or "our") on March 31, 2023 and the results of operations for the three months 2023. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2022. Certain immaterial reclassifications have been made to prior year's segment operating income to conform with current year presentation in our Consolidated Financial Statements.
New Accounting Pronouncements Not Yet Adopted
We evaluate all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our Consolidated Financial Statements.
NOTE 2 - REVENUE RECOGNITION
Our policies for recognizing sales have not changed from those described in our Annual Report on Form 10-K for 2022.
We disaggregate our net sales by business and geographic location for each of our segments as we believe it best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.
Beginning in the first quarter of 2023, we consolidated Other MedSurg and Neurotechnology into Endoscopy as Other MedSurg and Neurotechnology (primarily Sustainability Solutions) has been fully integrated into our Endoscopy business. Endoscopy includes sales related to Other of $81 and $69 for the three months 2023 and 2022. We have reflected these changes in all historical periods presented.

Net Sales by Business
	Three Months
	2023	2022
MedSurg and Neurotechnology:
Instruments	$575	$528
Endoscopy	698	607
Medical	778	664
Neurovascular	284	301
Neuro Cranial	355	323
	$2,690	$2,423
Orthopaedics and Spine:
Knees	$566	$464
Hips	375	327
Trauma and Extremities	769	685
Spine	284	279
Other	94	97
	$2,088	$1,852
Total	$4,778	$4,275

Net Sales by Geography
	Three Months 2023		Three Months 2022
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$450	$125	$414	$114
Endoscopy	564	134	486	121
Medical	612	166	525	139
Neurovascular	118	166	110	191
Neuro Cranial	289	66	264	59
	$2,033	$657	$1,799	$624
Orthopaedics and Spine:
Knees	$416	$150	$345	$119
Hips	236	139	202	125
Trauma and Extremities	554	215	487	198
Spine	212	72	200	79
Other	61	33	72	25
	$1,479	$609	$1,306	$546
Total	$3,512	$1,266	$3,105	$1,170
Contract Assets and Liabilities
On March 31, 2023 and December 31, 2022 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. This occurs primarily when payment is received upfront for certain multi-period extended service contracts. Our contract liabilities of $757 and $741 on March 31, 2023 and December 31, 2022 are classified within accrued expenses and other liabilities and other noncurrent liabilities within our consolidated balance sheets based on the timing of when we expect to complete our performance obligations.
Changes in contract liabilities during the year were as follows:

March 2023
Beginning contract liabilities	$741
Revenue recognized from beginning of year contract liabilities	(129)
Net advance consideration received during the period	145
Ending contract liabilities	$757
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2023	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(1)	$31	$52	$(303)	$(221)
OCI	—	2	3	(99)	(94)
Income taxes	—	(3)	(1)	32	28
Reclassifications to:
Cost of sales	—	—	(13)	—	(13)
Other (income) expense, net	—	(1)	(1)	(8)	(10)
Income taxes	—	—	3	2	5
Net OCI	—	(2)	(9)	(73)	(84)
Ending	$(1)	$29	$43	$(376)	$(305)

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2023 First Quarter Form 10-Q

Three Months 2022	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(155)	$40	$(416)	$(531)
OCI	(1)	(4)	4	86	85
Income taxes	—	2	(2)	(25)	(25)
Reclassifications to:
Other (income) expense, net	—	2	(1)	(11)	(10)
Income taxes	—	(1)	—	3	2
Net OCI	(1)	(1)	1	53	52
Ending	$(1)	$(156)	$41	$(363)	$(479)
NOTE 4 - DERIVATIVE INSTRUMENTS
We use operational and economic hedges, foreign currency exchange forward contracts, net investment hedges (both derivative and non-derivative financial instruments) and interest rate derivative instruments to manage the impact of currency exchange and interest rate fluctuations on earnings, cash flow and equity. We do not enter into derivative instruments for speculative purposes. We are exposed to potential credit loss in the event of nonperformance by counterparties on our outstanding derivative instruments but do not anticipate nonperformance by any of our counterparties. Should a counterparty default, our maximum loss exposure is the asset balance of the instrument. We have not changed our hedging strategies, accounting practices or objectives from those disclosed in our Annual Report on Form 10-K for 2022.
Foreign Currency Hedges

March 2023	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$1,109	$1,636	$3,268	$6,013
Maximum term in years				3.6
Fair value:
Other current assets	$14	$—	$9	$23
Other noncurrent assets	1	78	—	79
Other current liabilities	(5)	—	(46)	(51)
Other noncurrent liabilities	—	(25)	—	(25)
Total fair value	$10	$53	$(37)	$26

December 2022	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$1,053	$1,598	$3,417	$6,068
Maximum term in years				3.9
Fair value:
Other current assets	$20	$—	$9	$29
Other noncurrent assets	1	89	—	90
Other current liabilities	(6)	—	(79)	(85)
Other noncurrent liabilities	(1)	(16)	—	(17)
Total fair value	$14	$73	$(70)	$17
We had €1.5 billion at March 31, 2023 and December 31, 2022 in certain forward currency contracts designated as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €4.4 billion at March 31, 2023 and December 31, 2022 of senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
The total after-tax gain (loss) recognized in OCI related to designated net investment hedges was ($106) in the three months 2023.
Net Currency Exchange Rate Gains (Losses)

Derivative		Three Months
instrument:	Recorded in:	2023	2022
Cash Flow	Cost of sales	$13	$—
Net Investment	Other income (expense), net	8	11
Non-Designated	Other income (expense), net	(4)	1
	Total	$17	$12
Pretax gains (losses) on derivatives designated as cash flow hedges of $20 and net investment hedges of $34 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense), net in earnings within 12 months as of March 31, 2023. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
Pretax gains of $5 recorded in AOCI related to other interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to other income (expense), net in earnings within 12 months of March 31, 2023. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2022.
In the third quarter 2022 we determined that certain commercial and regulatory milestones related to technology acquired in the purchase of Mobius Imaging and Cardan Robotics were no longer probable of being achieved and recorded a $110 reduction in the fair value of contingent consideration reflected in selling, general and administrative expenses.
There were no significant transfers into or out of any level of the fair value hierarchy in 2023.

Assets Measured at Fair Value	March	December
	2023	2022
Cash and cash equivalents	$1,671	$1,844
Trading marketable securities	179	166
Level 1 - Assets	$1,850	$2,010
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$41	$42
Foreign government debt securities	1	1
United States agency debt securities	6	3
United States treasury debt securities	37	36
Certificates of deposit	1	2
Total available-for-sale marketable securities	$86	$84
Foreign currency exchange forward contracts	102	119
Level 2 - Assets	$188	$203
Total assets measured at fair value	$2,038	$2,213

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2023 First Quarter Form 10-Q

Liabilities Measured at Fair Value	March	December
	2023	2022
Deferred compensation arrangements	$179	$166
Level 1 - Liabilities	$179	$166
Foreign currency exchange forward contracts	$76	$102
Level 2 - Liabilities	$76	$102
Contingent consideration:
Beginning	$121	$306
Additions	—	1
Change in estimate and foreign exchange	—	(137)
Settlements	(1)	(49)
Ending	$120	$121
Level 3 - Liabilities	$120	$121
Total liabilities measured at fair value	$375	$389

Fair Value of Available for Sale Securities by Maturity
	March 2023	December 2022
Due in one year or less	$51	$53
Due after one year through three years	$35	$31
On March 31, 2023 and December 31, 2022 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest on cash and cash equivalents, short-term investments and marketable securities income was $14 and $15 in the three months 2023 and 2022, which was recorded in other income (expense), net.
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
In April 2022 the United States District Court for the District of Delaware issued a judgment following a jury verdict in favor of PureWick Corporation (PureWick) for its 2019 complaint seeking patent infringement damages related to our PrimaFit and PrimoFit products. Following a jury trial, the court awarded damages related to this complaint and we recorded charges of $28 in March 2022. Stryker plans to appeal the results of the trial. In June 2022 PureWick filed a motion to enhance the damages awarded, which the court denied in March 2023. In 2022
PureWick also filed a separate complaint seeking additional patent infringement damages related to our PrimaFit products.
We are currently investigating whether certain business activities in a foreign country violated provisions of the Foreign Corrupt Practices Act (FCPA) and have engaged outside counsel to conduct this investigation. We have been contacted by the United States Securities and Exchange Commission and United States Department of Justice and are cooperating with both agencies. At this time we are unable to predict the outcome of the investigation or the potential impact, if any, on our financial statements.
Recall Matters
We have conducted voluntary recalls of certain products, including our Rejuvenate and ABG II Modular-Neck hip stems and certain lot-specific sizes and offsets of LFIT Anatomic CoCr V40 Femoral Heads. Additionally, we are responsible for certain product liability claims, primarily related to certain hip products sold by Wright Medical Group N.V. (Wright) prior to its 2014 divestiture of the OrthoRecon business.
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of claims and lawsuits related to our recalls. Based on the information that has been received, we have recorded reserves of $202, representing our best estimate of probable loss related to recall matters globally. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.

Leases	March	December
	2023	2022
Right-of-use assets	$489	$473
Lease liabilities, current	$132	$121
Lease liabilities, non-current	$367	$357

Other information:
Weighted-average remaining lease term (years)	5.3	5.5
Weighted-average discount rate	3.40%	3.22%

	Three Months
	2023	2022
Operating lease cost	$38	$31
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. There were no acquisitions in the three months 2023. The aggregate purchase price of our acquisitions, net of cash acquired was $2,563 in the three months 2022.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2023 First Quarter Form 10-Q
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
Purchase price allocations for our significant acquisitions are:

Purchase Price Allocation of Acquired Net Assets
2022	Vocera
Tangible assets acquired:
Accounts receivable	$33
Inventory	13
Deferred income tax assets	91
Other assets	92
Debt	(425)
Deferred income tax liabilities	(193)
Other liabilities	(117)
Intangible assets:
Customer and distributor relationships	603
Developed technology	175
Trade name	18
Goodwill	2,273
Purchase price, net of cash acquired of $281	$2,563
Weighted average amortization period at acquisition (years):
Developed technologies	6
Customer relationships	15
Trademarks	9
The purchase price allocation for Vocera was finalized in the three months 2023 without material adjustments.
On May 2, 2023 we acquired Cerus Endovascular Limited (Cerus) for $300 in cash and up to $225 in future milestone payments. Cerus designs, develops and manufactures neurovascular products used for the treatment of hemorrhagic stroke. We plan to integrate Cerus into our Neurovascular business within MedSurg and Neurotechnology.

Consolidated Estimated Amortization Expense
Remainder of 2023	2024	2025	2026	2027
$463	$590	$571	$514	$493
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on March 31, 2023.
In February 2022 we entered into a $1.5 billion term loan agreement that matures on February 22, 2025 and bears interest at a base rate based on the Term Secured Overnight Financing Rate (SOFR) plus 0.725%. Through March 31, 2023 we have repaid $750 on the term loan.
In the first quarter of 2022 our Board of Directors approved an increase to the maximum amount of commercial paper that can be outstanding from $1,500 to $2,250.
On March 31, 2023 there were no borrowings outstanding under our revolving credit facility or our commercial paper program which allows for maturities up to 397 days from the date of issuance.

Summary of Total Debt		March 2023	December 2022
Rate	Due
Senior unsecured notes:
1.125%	November 30, 2023	$599	$585
0.600%	December 1, 2023	599	599
3.375%	May 15, 2024	597	596
0.250%	December 3, 2024	925	903
1.150%	June 15, 2025	647	647
3.375%	November 1, 2025	748	748
3.500%	March 15, 2026	996	995
2.125%	November 30, 2027	814	795
3.650%	March 7, 2028	597	597
0.750%	March 1, 2029	868	848
1.950%	June 15, 2030	991	991
2.625%	November 30, 2030	701	684
1.000%	December 3, 2031	809	790
4.100%	April 1, 2043	392	392
4.375%	May 15, 2044	395	396
4.625%	March 15, 2046	983	983
2.900%	June 15, 2050	642	642
Term loan		750	850
Other		8	7
Total debt		$13,061	$13,048
Less current maturities		1,204	1,191
Total long-term debt		$11,857	$11,857

		March 2023	December 2022
Unamortized debt issuance costs		$51	$52
Borrowing capacity on existing facilities		$2,160	$2,162
Fair value of senior unsecured notes		$11,274	$10,910
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
NOTE 9 - INCOME TAXES
Our effective tax rates were 12.8% and 16.3% in the three months 2023 and 2022. The effective tax rates for the three months 2023 and 2022 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items.
NOTE 10 - SEGMENT INFORMATION

	Three Months
	2023	2022
MedSurg and Neurotechnology	$2,690	$2,423
Orthopaedics and Spine	2,088	1,852
Net sales	$4,778	$4,275
MedSurg and Neurotechnology	$627	$630
Orthopaedics and Spine	601	503
Segment operating income	$1,228	$1,133
Items not allocated to segments:
Corporate and other	$(222)	$(199)
Acquisition and integration-related costs	(6)	(149)
Amortization of intangible assets	(161)	(150)
Structural optimization and other special charges	(42)	(109)
Medical device regulations	(28)	(28)
Recall-related matters	—	(14)
Regulatory and legal matters	(34)	(37)
Consolidated operating income	$735	$447
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2022.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2023 First Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT STRYKER
Stryker is one of the world's leading medical technology companies and, together with our customers, we are driven to make healthcare better. We offer innovative products and services in Medical and Surgical, Neurotechnology, Orthopaedics and Spine that help improve patient and healthcare outcomes. Alongside its customers around the world, Stryker impacts more than 130 million patients annually.
We segregate our operations into two reportable business segments: (i) MedSurg and Neurotechnology and (ii) Orthopaedics and Spine. MedSurg and Neurotechnology products include surgical equipment and navigation systems (Instruments), endoscopic and communications systems (Endoscopy), patient handling, emergency medical equipment and intensive care disposable products (Medical), minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke (Neurovascular), a comprehensive line of products for traditional brain and open skull based surgical procedures; orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products (Neuro Cranial). Orthopaedics and Spine products consist primarily of implants used in hip and knee joint replacements and trauma and extremity surgeries, and cervical, thoracolumbar and interbody systems used in spinal injury, deformity and degenerative therapies.
Macroeconomic Environment
The global economy is experiencing increased inflationary pressures in part due to global supply chain disruptions, labor shortages and other impacts of the current macroeconomic environment which we anticipate will continue. Higher interest rates and capital costs, higher shipping costs, increased costs of labor, fluctuating foreign currency exchange rates and the military conflict in Russia and Ukraine have created additional economic challenges and uncertainties. These conditions may cause our customers to decrease or delay orders for our products and services, and the higher interest rates may impact deal mix for our capital products.
Our operations continue to be adversely impacted by inflationary pressures, labor shortages and supply chain challenges. Supply chain constraints modestly improved during the quarter, however sales growth in certain products continues to be constrained by supply chain challenges and electronic component shortages, especially impacting the capital products in our MedSurg businesses.
China Volume-Based Procurement and Import Purchase Evaluation
The government in China has launched regional and national programs for volume-based procurement (VBP) of high-value medical consumables to reduce healthcare costs. Each VBP program has specific requirements to award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders may be guaranteed sales volume for certain products, while unsuccessful bidders may lose unit sales volume. We have been a winning bidder in certain national and regional VBP programs, including those for joint replacement and trauma products in 2021 and certain neurovascular products in the fourth quarter of 2022 and the first quarter of 2023. The prices required for a successful bid have negatively impacted the commercial operations of our joint replacement, trauma and certain neurovascular products in China.
We were unsuccessful in our bids in the VBP program for spine products that took place in the third quarter of 2022 and as a result we are exiting the spine business in China. To date our other businesses have not been significantly impacted, but may be in the future as a result of additional VBP programs. China has also issued national guiding standards for Import Purchase Evaluation which has increased the purchase of locally sourced equipment in China's public hospitals and is impacting our MedSurg business in China. Our business in China represented approximately 1.6% our revenues in the three months 2023.
Overview of the Three Months
In the three months 2023 we achieved sales growth of 11.8% from 2022. Excluding the impact of acquisitions and divestitures sales grew 13.6% in constant currency. We reported operating income margin of 15.4%, net earnings of $592 and net earnings per diluted share of $1.54. Excluding the impact of certain items, adjusted operating income margin(1) contracted by 70 basis points to 21.1%, with adjusted net earnings(1) of $820 and adjusted net earnings per diluted share(1) of $2.14, an increase of 8.6% from 2022.
Recent Developments
On May 2, 2023 we acquired Cerus Endovascular Limited (Cerus) for $300 in cash and up to $225 in future milestone payments. Cerus designs, develops and manufactures neurovascular products used for the treatment of hemorrhagic stroke. We plan to integrate Cerus into our Neurovascular business within MedSurg and Neurotechnology.

(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2023 First Quarter Form 10-Q

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months
			Percent Net Sales		Percentage
	2023	2022	2023	2022	Change
Net sales	$4,778	$4,275	100.0%	100.0%	11.8%
Gross profit	3,016	2,734	63.1	64.0	10.3
Research, development and engineering expenses	339	413	7.1	9.7	(17.9)
Selling, general and administrative expenses	1,781	1,710	37.3	40.0	4.2
Recall charges, net	—	14	—	0.3	nm
Amortization of intangible assets	161	150	3.4	3.5	7.3
Other income (expense), net	(56)	(61)	(1.2)	(1.4)	(8.2)
Income taxes	87	63	nm	nm	38.1
Net earnings	$592	$323	12.4%	7.6%	83.3%

Net earnings per diluted share	$1.54	$0.84			83.3%
Adjusted net earnings per diluted share(1)	$2.14	$1.97			8.6%

nm - not meaningful

Geographic and Segment Net Sales	Three Months
			Percentage Change
	2023	2022	As Reported	Constant Currency
Geographic:
United States	$3,512	$3,105	13.1%	13.1%
International	1,266	1,170	8.2	16.5
Total	$4,778	$4,275	11.8%	14.0%
Segment:
MedSurg and Neurotechnology	$2,690	$2,423	11.0%	13.1%
Orthopaedics and Spine	2,088	1,852	12.7	15.1
Total	$4,778	$4,275	11.8%	14.0%

Supplemental Net Sales Growth Information
	Three Months
			Percentage Change
					United States	International
	2023	2022	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$575	$528	8.9%	10.7%	8.9%	8.8%	17.6%
Endoscopy	698	607	15.0	16.6	16.2	10.2	18.2
Medical	778	664	17.2	18.8	16.5	19.5	28.1
Neurovascular	284	301	(5.5)	(1.1)	7.3	(13.0)	(6.3)
Neuro Cranial	355	323	9.9	11.4	9.1	13.7	22.7
	$2,690	$2,423	11.0%	13.1%	13.0%	5.3%	13.3%
Orthopaedics and Spine:
Knees	$566	$464	22.0%	24.2%	20.6%	26.2%	35.5%
Hips	375	327	14.4	18.1	16.2	11.4	21.6
Trauma and Extremities	769	685	12.4	14.5	13.7	9.0	16.5
Spine	284	279	1.9	3.8	6.3	(9.0)	(2.9)
Other	94	97	(3.4)	(1.0)	(14.8)	28.5	41.5
	$2,088	$1,852	12.7%	15.1%	13.2%	11.6%	20.2%
Total	$4,778	$4,275	11.8%	14.0%	13.1%	8.2%	16.5%
Note: Beginning in the first quarter of 2023, we consolidated Other MedSurg and Neurotechnology into Endoscopy as Other MedSurg and Neurotechnology (primarily Sustainability Solutions) has been fully integrated into our Endoscopy business. Endoscopy includes sales related to Other of $81 and $69 for the three months 2023 and 2022. We have reflected these changes in all historical periods presented.

Consolidated Net Sales
Consolidated net sales increased 11.8% in the three months 2023 as reported and 14.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 2.2%. Excluding the 0.4% impact of acquisitions and divestitures, net sales in constant currency increased by 12.9% from increased unit volume and 0.7% due to higher prices. The unit volume increase was due to higher product shipments across most MedSurg and Neurotechnology businesses and all Orthopaedics and Spine businesses.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales increased 11.0% in the three months 2023 as reported and 13.1% in constant currency, as foreign currency exchange rates negatively impacted net sales

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2023 First Quarter Form 10-Q
by 2.1%. Excluding the 0.7% impact of acquisitions and divestitures, net sales in constant currency increased by 10.5% from increased unit volume and 1.9% from higher prices. The unit volume increase was due to higher shipments across most MedSurg and Neurotechnology businesses.
Orthopaedics and Spine Net Sales
Orthopaedics and Spine net sales increased 12.7% in the three months 2023 as reported and 15.1% in constant currency, as foreign currency exchange rates negatively impacted net sales by 2.4%. Excluding the (0.1)% impact of acquisitions and divestitures, net sales in constant currency increased 16.0% from increased unit volume partially offset by 0.8% from lower prices. The unit volume increase was due to higher shipments across all Orthopaedics and Spine businesses.
Gross Profit
Gross profit was $3,016 and $2,734 in the three months 2023 and 2022. The key components of the change were:

Gross Profit Percent Net Sales
Three Months 2022	64.0%
Sales pricing	30 bps
Volume and mix	100 bps
Manufacturing and supply chain costs	(230) bps
Inventory stepped up to fair value	10 bps
Three Months 2023	63.1%
Gross profit as a percentage of net sales in the three months 2023 decreased to 63.1% from 64.0% in 2022 due to higher manufacturing and supply chain costs primarily due to higher raw material costs partially offset by higher prices and favorable volume and mix. While mix was not a significant driver of the change in gross profit as a percent of net sales between the three months 2023 and 2022, we generally expect segment mix to have an unfavorable impact for the foreseeable future as we anticipate more rapid sales growth in our lower gross margin MedSurg and Neurotechnology segment than our Orthopaedics and Spine segment.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $74 or 17.9% in the three months 2023 and decreased as a percentage of net sales to 7.1% from 9.7% in 2022, primarily due to higher spend in the three months 2022 due to increased costs for product launches and the write-off of certain intangible assets.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $71 or 4.2% in the three months 2023 and decreased as a percentage of net sales to 37.3% from 40.0% in 2022. Expenses in the three months 2022 included a charge of $132 for share-based awards for Vocera employees that vested upon our acquisition. In addition to the impact of this charge, the change in selling, general and administrative expenses as a percentage of net sales in the three months 2023 was affected by the moderating of cost controls previously implemented as well as sales force expansion.
Recall Charges, Net
There were no recall charges, net in the three months 2023. Charges of $14 in the three months 2022 were primarily related to the previously disclosed Wright hip products. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $161 and $150 in the three months 2023 and 2022. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating income was $735 and $447 in the three months 2023 and 2022. Operating income as a percentage of net sales in the three months 2023 increased to 15.4% from 10.5% in 2022. Refer to the sections above for discussion of the primary drivers of the change.
MedSurg and Neurotechnology operating income as a percentage of net sales decreased to 23.3% in the three months 2023 from 26.0% in 2022. Orthopaedics and Spine operating income as a percentage of net sales increase to 28.8% in the three months 2023 from 27.2% in 2022. The key components of the change were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics and Spine
Three Months 2022	26.0%	27.2%
Sales pricing	140 bps	(60) bps
Volume	410 bps	700 bps
Manufacturing and supply chain costs	(400) bps	(20) bps
Research, development and engineering expenses	(30) bps	20 bps
Selling, general and administrative expenses	(390) bps	(480) bps
Three Months 2023	23.3%	28.8%
The decrease in MedSurg and Neurotechnology operating income as a percentage of net sales was primarily impacted by higher manufacturing and supply chain costs due to the effects of inflation on the costs of raw materials and higher selling, general and administrative expenses due to moderating of cost controls previously implemented as well as sales force expansion, partially offset by higher sales prices and unit volumes.
The increase in Orthopaedics and Spine operating income as a percentage of net sales was primarily due to higher unit volumes, partially offset by higher selling, general and administrative expenses due to moderating of cost controls previously implemented as well as sales force expansion.
Other Income (Expense), Net
Other income (expense), net was ($56) and ($61) in the three months 2023 and 2022.
Income Taxes
Our effective tax rates were 12.8% and 16.3% in the three months 2023 and 2022. The effective tax rates for the three months 2023 and 2022 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items.
Net Earnings
Net earnings increased to $592 or $1.54 per diluted share in the three months 2023 from $323 or $0.84 per diluted share in 2022. Adjusted net earnings per diluted share(1) was $2.14 in 2023, an increase of 8.6% from 2022.

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2023 First Quarter Form 10-Q
Non-GAAP Financial Measures
We supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (GAAP) with certain non-GAAP financial measures, including percentage sales growth in constant currency; percentage organic sales growth; adjusted gross profit; adjusted selling, general and administrative expenses; adjusted research, development and engineering expenses; adjusted operating income; adjusted other income (expense), net; adjusted income taxes; adjusted effective income tax rate; adjusted net earnings; and adjusted net earnings per diluted share (Diluted EPS). We believe these non-GAAP financial measures provide meaningful information to assist investors and shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in constant currency and the other adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current and prior year results at the same foreign currency exchange rate. To measure percentage organic sales growth, we remove the impact of changes in foreign currency exchange rates, acquisitions and divestitures, which affect the comparability and trend of sales. Percentage organic sales growth is calculated by translating current year and prior year results at the same foreign currency exchange rates excluding the impact of acquisitions and divestitures. To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. The income tax effect of each adjustment was determined based on the tax effect of the jurisdiction in which the related pre-tax adjustment was recorded. These adjustments are irregular in timing and may not be indicative of our past and future performance. The following are examples of the types of adjustments that may be included in a period:
1.Acquisition and integration-related costs. Costs related to integrating recently acquired businesses (e.g., costs associated with the termination of sales relationships, employee retention and workforce reductions, manufacturing integration costs and other integration-related activities), changes in the fair value of contingent consideration, amortization of inventory stepped-up to fair value and specific costs (e.g., deal costs) related to the consummation of the acquisition process and legal entity rationalization.
2.Amortization of purchased intangible assets. Periodic amortization expense related to purchased intangible assets.
3.Structural optimization and other special charges. Costs associated with employee retention and workforce reductions, the closure or transfer of manufacturing and other facilities (e.g., site closure costs, contract termination costs and redundant employee costs during the work transfers), product line exits (primarily inventory, long-lived asset and specifically-identified intangible asset write-offs), certain long-lived and intangible asset write-offs and impairments and other charges.
4.Medical device regulations. Costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the new medical device reporting regulations and other requirements of the European Union.
5.Recall-related matters. Changes in our best estimate of the minimum of the range of probable loss to resolve the Rejuvenate, LFIT V40, Wright legacy hip products and other product recalls.
6.Regulatory and legal matters. Changes in our best estimate of the minimum of the range of probable loss to resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
7.Tax matters. Impact of accounting for certain significant and discrete tax items.
Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported sales growth, gross profit, selling, general and administrative expenses, research, development and engineering expenses, operating income, other income (expense), net, income taxes, effective income tax rate, net earnings and net earnings per diluted share, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Consolidated Results of Operations below. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The weighted-average diluted shares outstanding used in the calculation of non-GAAP net earnings per diluted share are the same as those used in the calculation of reported net earnings per diluted share for the respective period.

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2023 First Quarter Form 10-Q

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2023	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,016	$1,781	$339	$735	$(56)	$87	$592	12.8%	$1.54
Reported percent net sales	63.1%	37.3%	7.1%	15.4%	(1.2)%	nm	12.4%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	—	(6)	—	6	—	1	5	0.1	0.01
Amortization of purchased intangible assets	—	—	—	161	—	34	127	2.0	0.33
Structural optimization and other special charges (b)	2	(40)	—	42	—	8	34	0.3	0.09
Medical device regulations (c)	—	—	(28)	28	—	5	23	0.2	0.06
Recall-related matters (d)	—	—	—	—	—	—	—	—	—
Regulatory and legal matters (e)	—	(34)	—	34	—	6	28	0.3	0.07
Tax matters (f)	—	—	—	—	(9)	(20)	11	(2.9)	0.04
Adjusted	$3,018	$1,701	$311	$1,006	$(65)	$121	$820	12.8%	$2.14
Adjusted percent net sales	63.2%	35.6%	6.5%	21.1%	(1.4)%	nm	17.2%

Three Months 2022	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,734	$1,710	$413	$447	$(61)	$63	$323	16.3%	$0.84
Reported percent net sales	64.0%	40.0%	9.7%	10.5%	(1.4)%	nm	7.6%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	5	—	—	5	—	1	4	0.1	0.01
Other acquisition and integration-related (a)	—	(144)	—	144	—	39	105	4.9	0.27
Amortization of purchased intangible assets	—	—	—	150	—	35	115	3.6	0.30
Structural optimization and other special charges (b)	2	(28)	(79)	109	—	25	84	2.5	0.22
Medical device regulations (c)	—	—	(28)	28	—	4	24	0.2	0.06
Recall-related matters (d)	—	—	—	14	—	3	11	0.4	0.04
Regulatory and legal matters (e)	—	(37)	—	37	—	9	28	1.0	0.08
Tax matters (f)	—	—	—	—	—	(58)	58	(15.1)	0.15
Adjusted	$2,741	$1,501	$306	$934	$(61)	$121	$752	13.9%	$1.97
Adjusted percent net sales	64.1%	35.1%	7.2%	21.8%	(1.4)%	nm	17.6%

(a)	Charges represent certain acquisition and integration-related costs associated with acquisitions, including charges for termination of sales relationships ($0 in 2023, $8 in 2022), employee retention and workforce reductions ($0 in 2023, $4 in 2022), changes in the fair value of contingent consideration (($1) in 2023, ($16) in 2022), manufacturing integration costs ($2 in 2023, $9 in 2022), stock compensation payments upon a change in control ($0 in 2023, $132 in 2022) and other integration-related activities such as deal costs and costs associated with legal entity rationalization ($5 in 2023, $7 in 2022).
(b)
Charges represent the costs associated with employee retention and workforce reductions ($21 in 2023, $9 in 2022), the closure/transfer of manufacturing and other facilities, including site closure costs, contract termination costs and redundant employee costs during the work transfers ($12 in 2023, $17 in 2022), product line exits (primarily inventory, long-lived asset and specifically-identified intangible asset write-offs) ($3 in 2023, $0 in 2022), certain long-lived and intangible asset write-offs and impairments ($1 in 2023, $80 in 2022) and other charges ($5 in 2023, $3 in 2022).

(c)	Charges represent the costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union.
(d)	Charges represent changes in our best estimate of the minimum of the range of probable loss to resolve certain recall-related matters.
(e)	Charges represent changes in our best estimate of the minimum of the range of probable loss to resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
(f)	Benefits and charges represent the accounting impact of certain significant and discrete tax items, including adjustments related to the transfer of certain intellectual properties between tax jurisdictions (charges of $47 in 2023 and $46 in 2022) and certain tax audit settlements (benefit of $9 included in Other Income (Expense), Net and benefit of $28 included in Income Taxes for 2023, $0 for 2022).

FINANCIAL CONDITION AND LIQUIDITY

Three Months	2023	2022
Net cash provided by operating activities	$445	$203
Net cash used in investing activities	(132)	(2,682)
Net cash provided by (used in) financing activities	(481)	993
Effect of exchange rate changes on cash and cash equivalents	(5)	—
Change in cash and cash equivalents	$(173)	$(1,486)
Operating Activities
Cash provided by operating activities was $445 and $203 in the three months 2023 and 2022. The increase was primarily due to net earnings and higher accounts receivable collections.
Investing Activities
Cash used in investing activities was $132 and $2,682 in the three months 2023 and 2022. The three months 2022 included cash paid for the Vocera acquisition. Refer to Note 7 to our Consolidated Financial Statements for further information.
Financing Activities
Cash (used in) provided by financing activities was ($481) and $993 in the three months 2023 and 2022. Cash used in 2023 was primarily driven by dividend payments of $284 and a repayment of $100 on the term loan used to fund the acquisition of Vocera. Cash provided by financing activities in 2022 was primarily due to the issuance of the $1,500 term loan used to fund the acquisition of Vocera, partially offset by dividend payments of $262 and net repayments of $170 on short-term borrowings.
We did not repurchase any shares in the three months 2023 and 2022.
Liquidity
Cash, cash equivalents and marketable securities were $1,757 and $1,928 on March 31, 2023 and December 31, 2022. Current assets exceeded current liabilities by $4,289 and $3,972 on March 31, 2023 and December 31, 2022. We anticipate being

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2023 First Quarter Form 10-Q
able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines.
We have raised funds in the capital markets and have accessed the credit markets in the past and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 31% on March 31, 2023 compared to 36% on December 31, 2022.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for 2022, except as follows:
We test goodwill annually for impairment at October 31 or whenever events or circumstances indicate that goodwill may be impaired. When it is unlikely that goodwill of a reporting unit is impaired, we perform a qualitative assessment that may be periodically supplemented with a corroborative quantitative analysis. The supplemental analysis supporting our 2021 annual goodwill impairment tests was performed using a market approach that utilizes trading multiples derived from a peer set of similar companies. The results of that supplemental analysis indicated that, at October 31, 2021, the implied fair values of our reporting units exceeded their respective carrying amounts by approximately 50% for our Spine reporting unit and at least 100% for all other reporting units.
When necessary, we perform a quantitative impairment test and determine the fair value of a reporting unit using an income approach and we corroborate our concluded value under the income approach using a market approach that utilizes trading multiples derived from a peer set of similar companies. The income approach calculates the present value of estimated future cash flows and requires certain assumptions and estimates to be made regarding market conditions and our future profitability. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows used to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal business plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.
During 2022 our Spine reporting unit’s operating performance was affected by several factors, including a slower than anticipated recovery of surgery volumes as we emerged from the COVID-19 pandemic, rising costs and our competitive environment. Consequently, for the year ended December 31, 2022 revenues, gross margin and operating income were 3%, 4% and 33% below budgeted amounts. For the annual impairment test of our Spine reporting unit at October 31, 2022, we performed a quantitative impairment test and recognized a goodwill impairment charge of $216. The fair value of our Spine reporting unit was determined using a discounted cash flow analysis, which is a form of the income approach. Significant inputs to the analysis included assumptions for future revenue growth, operating margin and the rate used to discount the estimated future cash flows to their present value, based on the reporting unit’s estimated weighted average cost of capital. The impairment charge for our Spine reporting unit was also significantly affected by the discount rate, which was impacted by central banks raising interest rates during 2022 and increased risk due to macroeconomic conditions. Our assumptions for revenue growth and operating margin considered the operating factors described above, including surgery volumes, increased costs and our competitive environment.
The assumptions used in the discounted cash flow analysis are subject to inherent uncertainties and subjectivity. The use of different assumptions, estimates or judgments with respect to the estimation of future cash flows and the determination of the discount rate used to reduce such estimated future cash flows to their net present value could materially change any related impairment charge. We believe our estimates are appropriate based upon current and future market conditions and the best information available at the impairment assessment date. However, future impairment charges could be required if we do not achieve our cash flow, revenue and profitability projections or if there is an increase in the weighted average cost of capital. Changes in our estimates of the discount rate, long-term revenue growth and long-term operating margin would result in additional goodwill impairment charges as follows:

Change in selected assumption	Amount
100 bps increase in discount rate	220
100 bps decrease in long-term revenue growth	130
100 bps decrease in long-term operating margin	40
For our other reporting units we performed qualitative assessments and concluded it was more likely than not that the fair values of those reporting units exceeded their respective carrying amounts. No impairment was identified for those reporting units in 2022 and we did not identify any factors at October 31, 2022 that would lead us to believe that those reporting units are at risk of a goodwill impairment. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount rates and cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could materially affect our results of operations.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2023 First Quarter Form 10-Q
FORWARD-LOOKING STATEMENTS
This report contains statements that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include, without limitation, words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "goal," "strategy" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements, historical experience or our present expectations. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include the risks discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for 2022. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for 2022. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions or circumstances on which those expectations may be based, or that affect the likelihood that actual results will differ from those contained in the forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We consider our greatest potential area of market risk exposure to be exchange rate risk on our operating results. Quantitative and qualitative disclosures about exchange rate risk are included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for 2022. There were no material changes from the information provided therein.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on March 31, 2023. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial reporting during the three months 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 10,155 shares of our common stock in the three months 2023 as performance incentive awards to employees. These shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the three months 2023 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of March 31, 2023.

ITEM 6.	EXHIBITS

31(i)	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
* Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2023 First Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	May 2, 2023	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair, Chief Executive Officer and President

Date:	May 2, 2023	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

16