Form 10-Q
period 2023-06-30
STRYKER CORP
filed 2023-08-04
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 379,778,279 shares of Common Stock, $0.10 par value, on June 30, 2023.

STRYKER CORPORATION	2023 Second Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Six Months
	2023	2022	2023	2022
Net sales	$4,996	$4,493	$9,774	$8,768
Cost of sales	1,815	1,667	3,577	3,208
Gross profit	$3,181	$2,826	$6,197	$5,560
Research, development and engineering expenses	346	351	685	764
Selling, general and administrative expenses	1,706	1,539	3,487	3,249
Recall charges, net	3	4	3	18
Amortization of intangible assets	161	160	322	310
Total operating expenses	$2,216	$2,054	$4,497	$4,341
Operating income	$965	$772	$1,700	$1,219
Other income (expense), net	(66)	(52)	(122)	(113)
Earnings before income taxes	$899	$720	$1,578	$1,106
Income taxes	161	64	248	127
Net earnings	$738	$656	$1,330	$979

Net earnings per share of common stock:
Basic	$1.95	$1.73	$3.51	$2.59
Diluted	$1.93	$1.72	$3.47	$2.56

Weighted-average shares outstanding (in millions):
Basic	379.7	378.3	379.4	378.0
Effect of dilutive employee stock compensation	4.2	3.9	4.2	4.5
Diluted	383.9	382.2	383.6	382.5

Cash dividends declared per share of common stock	$0.75	$0.695	$1.50	$1.39
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were 4.5 for the three months 2022 and de minimis in all other periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Six Months
	2023	2022	2023	2022
Net earnings	$738	$656	$1,330	$979
Other comprehensive income (loss), net of tax:
Marketable securities	—	—	—	(1)
Pension plans	(1)	8	(3)	7
Unrealized gains (losses) on designated hedges	11	24	2	25
Financial statement translation	(35)	161	(108)	214
Total other comprehensive income (loss), net of tax	$(25)	$193	$(109)	$245
Comprehensive income	$713	$849	$1,221	$1,224

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2023 Second Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,401	$1,844
Marketable securities	77	84
Accounts receivable, less allowance of $181 ($154 in 2022)	3,261	3,565
Inventories:
Materials and supplies	1,221	1,006
Work in process	391	348
Finished goods	2,981	2,641
Total inventories	$4,593	$3,995
Prepaid expenses and other current assets	819	787
Total current assets	$10,151	$10,275
Property, plant and equipment:
Land, buildings and improvements	1,646	1,739
Machinery and equipment	4,441	4,066
Total property, plant and equipment	$6,087	$5,805
Less allowance for depreciation	3,005	2,835
Property, plant and equipment, net	$3,082	$2,970
Goodwill	15,172	14,880
Other intangibles, net	4,917	4,885
Noncurrent deferred income tax assets	1,439	1,410
Other noncurrent assets	2,648	2,464
Total assets	$37,409	$36,884

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,326	$1,413
Accrued compensation	929	1,149
Income taxes	298	292
Dividends payable	284	284
Accrued product liabilities	220	230
Accrued expenses and other liabilities	1,729	1,744
Current maturities of debt	1,798	1,191
Total current liabilities	$6,584	$6,303
Long-term debt, excluding current maturities	11,149	11,857
Income taxes	469	641
Other noncurrent liabilities	1,846	1,467
Total liabilities	$20,048	$20,268
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,127	2,034
Retained earnings	15,526	14,765
Accumulated other comprehensive loss	(330)	(221)
Total shareholders' equity	$17,361	$16,616
Total liabilities and shareholders' equity	$37,409	$36,884

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2023 Second Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months		Six Months
	2023	2022	2023	2022
Common stock shares outstanding (in millions)
Beginning	379.6	378.2	378.7	377.5
Issuance of common stock under stock compensation and benefit plans	0.2	0.1	1.1	0.8
Ending	379.8	378.3	379.8	378.3

Common stock
Beginning	$38	$38	$38	$38
Issuance of common stock under stock compensation and benefit plans	—	—	—	—
Ending	$38	$38	$38	$38
Additional paid-in capital
Beginning	$2,090	$1,947	$2,034	$1,890
Issuance of common stock under stock compensation and benefit plans	(2)	6	(20)	(8)
Share-based compensation	39	36	113	107
Ending	$2,127	$1,989	$2,127	$1,989
Retained earnings
Beginning	$15,072	$13,540	$14,765	$13,480
Net earnings	738	656	1,330	979
Cash dividends declared	(284)	(263)	(569)	(526)
Ending	$15,526	$13,933	$15,526	$13,933
Accumulated other comprehensive income (loss)
Beginning	$(305)	$(479)	$(221)	$(531)
Other comprehensive income (loss)	(25)	193	(109)	245
Ending	$(330)	$(286)	$(330)	$(286)
Total shareholders' equity	$17,361	$15,674	$17,361	$15,674

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2023 Second Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	2023	2022
Operating activities
Net earnings	$1,330	$979
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	194	185
Amortization of intangible assets	322	310
Asset impairments	3	—
Share-based compensation	113	107
Recall charges, net	3	18
Sale of inventory stepped-up to fair value at acquisition	—	12
Changes in operating assets and liabilities:
Accounts receivable	308	(159)
Inventories	(589)	(523)
Accounts payable	(97)	34
Accrued expenses and other liabilities	(159)	(257)
Recall-related payments	(23)	(19)
Income taxes	(169)	(132)
Other, net	(103)	177
Net cash provided by operating activities	$1,133	$732
Investing activities
Acquisitions, net of cash acquired	(390)	(2,563)
Purchases of marketable securities	(35)	(38)
Proceeds from sales of marketable securities	42	29
Purchases of property, plant and equipment	(282)	(262)
Net cash used in investing activities	$(665)	$(2,834)
Financing activities
Proceeds (payments) on short-term borrowings, net	(4)	(376)
Proceeds from issuance of long-term debt	—	1,500
Payments on long-term debt	(201)	(252)
Payments of dividends	(569)	(525)
Cash paid for taxes from withheld shares	(111)	(84)
Other financing, net	(1)	(23)
Net cash provided by (used in) financing activities	$(886)	$240
Effect of exchange rate changes on cash and cash equivalents	(25)	(38)
Change in cash and cash equivalents	$(443)	$(1,900)
Cash and cash equivalents at beginning of period	1,844	2,944
Cash and cash equivalents at end of period	$1,401	$1,044

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2023 Second Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," "us" or "our") on June 30, 2023 and the results of operations for the three and six months 2023. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2022. Certain immaterial reclassifications have been made to prior year's segment operating income to conform with current year presentation in our Consolidated Financial Statements.
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
Beginning in the first quarter 2023 we consolidated Other MedSurg and Neurotechnology into Endoscopy as Other MedSurg and Neurotechnology (primarily Sustainability Solutions) has been fully integrated into our Endoscopy business. Endoscopy includes sales related to Other of $87 and $77 for the three months 2023 and 2022 and $168 and $146 for the six months 2023 and 2022. We have reflected these changes in all historical periods presented.

Net Sales by Business
	Three Months		Six Months
	2023	2022	2023	2022
MedSurg and Neurotechnology:
Instruments	$630	$563	$1,205	$1,091
Endoscopy	705	677	1,403	1,284
Medical	841	666	1,619	1,330
Neurovascular	311	306	595	607
Neuro Cranial	373	337	728	660
	$2,860	$2,549	$5,550	$4,972
Orthopaedics and Spine:
Knees	$562	$500	$1,128	$964
Hips	393	364	768	691
Trauma and Extremities	766	676	1,535	1,361
Spine	296	290	580	569
Other	119	114	213	211
	$2,136	$1,944	$4,224	$3,796
Total	$4,996	$4,493	$9,774	$8,768

Net Sales by Geography
	Three Months 2023		Three Months 2022
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$512	$118	$451	$112
Endoscopy	568	137	548	129
Medical	682	159	536	130
Neurovascular	123	188	113	193
Neuro Cranial	306	67	281	56
	$2,191	$669	$1,929	$620
Orthopaedics and Spine:
Knees	$406	$156	$368	$132
Hips	249	144	230	134
Trauma and Extremities	559	207	489	187
Spine	221	75	209	81
Other	85	34	86	28
	$1,520	$616	$1,382	$562
Total	$3,711	$1,285	$3,311	$1,182

Net Sales by Geography
	Six Months 2023		Six Months 2022
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$962	$243	$865	$226
Endoscopy	1,132	271	1,034	250
Medical	1,294	325	1,061	269
Neurovascular	241	354	223	384
Neuro Cranial	595	133	545	115
	$4,224	$1,326	$3,728	$1,244
Orthopaedics and Spine:
Knees	$822	$306	$713	$251
Hips	485	283	432	259
Trauma and Extremities	1,113	422	976	385
Spine	433	147	409	160
Other	146	67	158	53
	$2,999	$1,225	$2,688	$1,108
Total	$7,223	$2,551	$6,416	$2,352
Contract Assets and Liabilities
On June 30, 2023 and December 31, 2022 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. This occurs primarily when payment is received upfront for certain multi-period extended service contracts. Our contract liabilities of $784 and $741 on June 30, 2023 and December 31, 2022 are classified within accrued expenses and other liabilities and other noncurrent liabilities within our Consolidated Balance Sheets based on the timing of when we expect to complete our performance obligations.
Changes in contract liabilities during the six months 2023 were as follows:

June 2023
Beginning contract liabilities	$741
Revenue recognized from beginning of year contract liabilities	(230)
Net advance consideration received during the period	273
Ending contract liabilities	$784

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2023 Second Quarter Form 10-Q
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2023	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(1)	$29	$43	$(376)	$(305)
OCI	(1)	1	24	(24)	—
Income taxes	—	(2)	(5)	(4)	(11)
Reclassifications to:
Cost of sales	—	—	(9)	—	(9)
Other (income) expense, net	1	(1)	(1)	(9)	(10)
Income taxes	—	1	2	2	5
Net OCI	—	(1)	11	(35)	(25)
Ending	$(1)	$28	$54	$(411)	$(330)

Three Months 2022	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(1)	$(156)	$41	$(363)	$(479)
OCI	—	8	32	268	308
Income taxes	—	(2)	(4)	(98)	(104)
Reclassifications to:
Cost of sales	—	—	(3)	—	(3)
Other (income) expense, net	—	2	(1)	(11)	(10)
Income taxes	—	—	—	2	2
Net OCI	—	8	24	161	193
Ending	$(1)	$(148)	$65	$(202)	$(286)

Six Months 2023	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(1)	$31	$52	$(303)	$(221)
OCI	(1)	3	27	(123)	(94)
Income taxes	—	(5)	(6)	28	17
Reclassifications to:
Cost of sales	—	—	(22)	—	(22)
Other (income) expense, net	1	(2)	(2)	(17)	(20)
Income taxes	—	1	5	4	10
Net OCI	—	(3)	2	(108)	(109)
Ending	$(1)	$28	$54	$(411)	$(330)

Six Months 2022	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(155)	$40	$(416)	$(531)
OCI	(1)	4	36	354	393
Income taxes	—	—	(6)	(123)	(129)
Reclassifications to:
Cost of sales	—	—	(3)	—	(3)
Other (income) expense, net	—	4	(2)	(22)	(20)
Income taxes	—	(1)	—	5	4
Net OCI	(1)	7	25	214	245
Ending	$(1)	$(148)	$65	$(202)	$(286)
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
Foreign Currency Hedges

June 2023	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$809	$1,630	$3,885	$6,324
Maximum term in years				3.4
Fair value:
Other current assets	$30	$—	$24	$54
Other noncurrent assets	2	79	—	81
Other current liabilities	(6)	—	(15)	(21)
Other noncurrent liabilities	—	(27)	—	(27)
Total fair value	$26	$52	$9	$87

December 2022	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$1,053	$1,598	$3,417	$6,068
Maximum term in years				3.9
Fair value:
Other current assets	$20	$—	$9	$29
Other noncurrent assets	1	89	—	90
Other current liabilities	(6)	—	(79)	(85)
Other noncurrent liabilities	(1)	(16)	—	(17)
Total fair value	$14	$73	$(70)	$17
We had €1.5 billion at June 30, 2023 and December 31, 2022 in certain forward currency contracts designated as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €4.4 billion at June 30, 2023 and December 31, 2022 of senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
The total after-tax gain (loss) recognized in OCI related to designated net investment hedges was ($101) in the six months 2023.
Net Currency Exchange Rate Gains (Losses)

Derivative		Three Months		Six Months
instrument:	Recorded in:	2023	2022	2023	2022
Cash Flow	Cost of sales	$9	$3	$22	$3
Net Investment	Other income (expense), net	9	11	17	22
Non-Designated	Other income (expense), net	5	2	9	3
	Total	$23	$16	$48	$28
Pretax gains (losses) on derivatives designated as cash flow hedges of $30 and net investment hedges of $34 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense), net in earnings within 12 months of June 30, 2023. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2023 Second Quarter Form 10-Q
Interest Rate Hedges
Pretax gains of $5 recorded in AOCI related to other interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to other income (expense), net in earnings within 12 months of June 30, 2023. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
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
In the second quarter 2023 we recorded $192 of contingent consideration related to the acquisition of Cerus Endovascular Limited (Cerus) described in Note 7.
There were no significant transfers into or out of any level of the fair value hierarchy in 2023.

Assets Measured at Fair Value	June	December
	2023	2022
Cash and cash equivalents	$1,401	$1,844
Trading marketable securities	192	166
Level 1 - Assets	$1,593	$2,010
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$36	$42
Foreign government debt securities	—	1
United States agency debt securities	5	3
United States treasury debt securities	35	36
Certificates of deposit	1	2
Total available-for-sale marketable securities	$77	$84
Foreign currency exchange forward contracts	135	119
Level 2 - Assets	$212	$203
Total assets measured at fair value	$1,805	$2,213

Liabilities Measured at Fair Value	June	December
	2023	2022
Deferred compensation arrangements	$192	$166
Level 1 - Liabilities	$192	$166
Foreign currency exchange forward contracts	$48	$102
Level 2 - Liabilities	$48	$102
Contingent consideration:
Beginning	$121	$306
Additions	192	1
Change in estimate and foreign exchange	(3)	(137)
Settlements	(1)	(49)
Ending	$309	$121
Level 3 - Liabilities	$309	$121
Total liabilities measured at fair value	$549	$389

Fair Value of Available for Sale Securities by Maturity
	June	December
	2023	2022
Due in one year or less	$42	$53
Due after one year through three years	$35	$31
On June 30, 2023 and December 31, 2022 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest on cash and cash equivalents, short-term investments and marketable securities income was $11 and $20 in the three months and $25 and $35 in the six months 2023 and 2022, which was recorded in other income (expense), net.
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
In April 2022 the United States District Court for the District of Delaware issued a judgment following a jury verdict in favor of PureWick Corporation (PureWick) for its 2019 complaint seeking patent infringement damages related to our PrimaFit and PrimoFit products. Following a jury trial, the court awarded damages related to this complaint and we recorded charges of $28 in March 2022. Stryker plans to appeal the results of the trial. If ultimately successful, PureWick may seek to recover its legal fees. In June 2022 PureWick filed a motion to enhance the damages awarded, which the court denied in March 2023. In 2022 PureWick also filed a separate complaint seeking additional patent infringement damages related to our current PrimaFit products. A trial for this matter is currently set for December 2023.
We are currently investigating whether certain business activities in certain foreign countries violated provisions of the Foreign Corrupt Practices Act (FCPA) and have engaged outside counsel to conduct these investigations. We have been contacted by the United States Securities and Exchange Commission, United States Department of Justice and certain other regulatory authorities and are cooperating with these agencies. At this time we are unable to predict the outcome of the investigations or the potential impact, if any, on our financial statements.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2023 Second Quarter Form 10-Q
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of claims and lawsuits related to our recalls. Based on the information that has been received, we have recorded reserves of $194, representing our best estimate of probable loss related to recall matters globally. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.

Leases	June	December
	2023	2022
Right-of-use assets	$481	$473
Lease liabilities, current	$125	$121
Lease liabilities, non-current	$363	$357

Other information:
Weighted-average remaining lease term (years)	5.7	5.5
Weighted-average discount rate	3.60%	3.22%

	Three Months		Six Months
	2023	2022	2023	2022
Operating lease cost	$41	$38	$79	$73
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. In the six months 2023 and 2022 cash paid for acquisitions, net of cash acquired was $390 and $2,563.
On May 2, 2023 we acquired Cerus for net cash consideration of $289 and up to $225 in future milestone payments that had a fair value of $192 at the acquisition date. Cerus designs, develops and manufactures neurovascular products used for the treatment of hemorrhagic stroke. Cerus is part of our Neurovascular business within MedSurg and Neurotechnology. Goodwill attributable to the acquisition is not deductible for tax purposes.
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
Purchase price allocations for our significant acquisitions are:

Purchase Price Allocation of Acquired Net Assets
	2023	2022
	Cerus	Vocera
Tangible assets acquired:
Accounts receivable	$1	$33
Inventory	2	13
Deferred income tax assets	7	91
Other assets	1	92
Debt	—	(425)
Deferred income tax liabilities	(60)	(193)
Other liabilities	(22)	(117)
Intangible assets:
Customer and distributor relationships	—	603
Developed technology	240	175
Trade name	—	18
Goodwill	312	2,273
Purchase price, net of cash acquired of $7 and $281	$481	$2,563
Weighted average amortization period at acquisition (years):
Developed technologies	15	6
Customer relationships	—	15
Trademarks	—	9
The purchase price allocation for Cerus is based on preliminary valuations, primarily related to developed technology and deferred income taxes. Our estimates and assumptions are subject to change within the measurement period. The purchase price allocation for Vocera was finalized in the first quarter 2023 without material adjustments.

Consolidated Estimated Amortization Expense
Remainder of 2023	2024	2025	2026	2027
$319	$608	$591	$534	$511
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on June 30, 2023.
In February 2022 we entered into a $1.5 billion term loan agreement that matures on February 22, 2025 and bears interest at a base rate based on the Term Secured Overnight Financing Rate (SOFR) plus 0.725%. Through June 30, 2023 we have repaid $850 on the term loan.
In the first quarter 2022 our Board of Directors approved an increase to the maximum amount of commercial paper that can be outstanding from $1,500 to $2,250.
On June 30, 2023 there were no borrowings outstanding under our revolving credit facility or our commercial paper program which allows for maturities up to 397 days from the date of issuance.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2023 Second Quarter Form 10-Q

Summary of Total Debt		June	December
		2023	2022
Rate	Due
Senior unsecured notes:
1.125%	November 30, 2023	$598	$585
0.600%	December 1, 2023	600	599
3.375%	May 15, 2024	597	596
0.250%	December 3, 2024	922	903
1.150%	June 15, 2025	647	647
3.375%	November 1, 2025	749	748
3.500%	March 15, 2026	996	995
2.125%	November 30, 2027	812	795
3.650%	March 7, 2028	597	597
0.750%	March 1, 2029	865	848
1.950%	June 15, 2030	992	991
2.625%	November 30, 2030	699	684
1.000%	December 3, 2031	807	790
4.100%	April 1, 2043	392	392
4.375%	May 15, 2044	396	396
4.625%	March 15, 2046	983	983
2.900%	June 15, 2050	642	642
Term loan		650	850
Other		3	7
Total debt		$12,947	$13,048
Less current maturities		1,798	1,191
Total long-term debt		$11,149	$11,857

		June	December
		2023	2022
Unamortized debt issuance costs		$47	$52
Borrowing capacity on existing facilities		$2,160	$2,162
Fair value of senior unsecured notes		$11,082	$10,910
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
NOTE 9 - INCOME TAXES
Our effective tax rates were 17.9% and 15.7% in the three and six months 2023 and 8.9% and 11.5% in the three and six months 2022. The effective tax rates for the three and six months 2023 and 2022 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items. In addition, the effective tax rates for the three and six months 2022 reflect the reversal of deferred income tax on undistributed earnings of foreign subsidiaries as our revised capital plan determined that certain cash outside of the United States would no longer need to be repatriated during the period previously contemplated.
NOTE 10 - SEGMENT INFORMATION

	Three Months		Six Months
	2023	2022	2023	2022
MedSurg and Neurotechnology	$2,860	$2,549	$5,550	$4,972
Orthopaedics and Spine	2,136	1,944	4,224	3,796
Net sales	$4,996	$4,493	$9,774	$8,768
MedSurg and Neurotechnology	$780	$629	$1,407	$1,259
Orthopaedics and Spine	601	579	1,202	1,082
Segment operating income	$1,381	$1,208	$2,609	$2,341
Items not allocated to segments:
Corporate and other	$(165)	$(145)	$(387)	$(344)
Acquisition and integration-related costs	(2)	(37)	(8)	(186)
Amortization of intangible assets	(161)	(160)	(322)	(310)
Structural optimization and other special charges	(72)	(62)	(114)	(171)
Medical device regulations	(27)	(32)	(55)	(60)
Recall-related matters	(3)	(4)	(3)	(18)
Regulatory and legal matters	14	4	(20)	(33)
Consolidated operating income	$965	$772	$1,700	$1,219
There were no significant changes to total assets by segment from information provided in our Annual Report on Form 10-K for 2022.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2023 Second Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Macroeconomic Environment
The global economy continues to experience increased inflationary pressures in part due to global supply chain disruptions, labor shortages and other impacts of the macroeconomic environment which we anticipate will continue. Higher interest rates and capital costs, higher shipping costs, increased costs of labor, fluctuating foreign currency exchange rates and the military conflict in Russia and Ukraine have created additional economic challenges and uncertainties. These conditions may cause our customers to decrease or delay orders for our products and services, and the higher interest rates may impact deal mix for our capital products.
China Volume-Based Procurement and Import Purchase Evaluation
The government in China has launched regional and national programs for volume-based procurement (VBP) of high-value medical consumables to reduce healthcare costs. Each VBP program has specific requirements to award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders may be guaranteed sales volume for certain products, while unsuccessful bidders may lose unit sales volume. We have been a winning bidder in certain national and regional VBP programs, including those for joint replacement and trauma products in 2021 and certain neurovascular products in the fourth quarter 2022 and the first six months of 2023. The prices required for a successful bid have negatively impacted the commercial operations of our joint replacement, trauma and certain neurovascular products in China.
We were unsuccessful in our bids in the VBP program for spine products that took place in the third quarter 2022 and as a result we are exiting the spine business in China. To date our other businesses have not been significantly impacted, but may be in the future as a result of additional VBP programs. In the second quarter 2023 government agencies announced data collection initiatives for sports medicine, biologics and craniomaxilliofacial products in preparation for VBP programs that could be announced as soon as the third quarter 2023. The impact of VBP programs, if any, for these products is not expected to be significant. China has also issued national guiding standards for Import Purchase Evaluation which has increased the purchase of locally sourced equipment in China's public hospitals and is impacting our MedSurg business in China. Our business in China represented approximately 1.8% our revenues in the six months 2023.
Overview of the Three and Six Months
In the three months 2023 we achieved sales growth of 11.2% from 2022. Excluding the impact of acquisitions and divestitures sales grew 11.9% in constant currency. We reported operating income margin of 19.3%, net earnings of $738 and net earnings per diluted share of $1.93. Excluding the impact of certain items, adjusted operating income margin(1) increased by 60 basis points to 24.3%, with adjusted net earnings(1) of $976 and adjusted net earnings per diluted share(1) of $2.54, an increase of 12.9% from 2022.
In the six months 2023 we achieved sales growth of 11.5% from 2022. Excluding the impact of acquisitions and divestitures sales grew 12.7% in constant currency. We reported operating income margin of 17.4%, net earnings of $1,330 and net earnings per diluted share of $3.47. Excluding the impact of certain items, adjusted operating income margin(1) contracted by 10 basis points to 22.7%, with adjusted net earnings(1) of $1,796 and adjusted net earnings per diluted share(1) of $4.68, an increase of 10.9% from 2022.
Recent Developments
On May 2, 2023 we acquired Cerus Endovascular Limited (Cerus) for net cash consideration of $289 and up to $225 in future milestone payments. Cerus designs, develops and manufactures neurovascular products used for the treatment of hemorrhagic stroke. Cerus is part of our Neurovascular business within MedSurg and Neurotechnology. Refer to Note 7 to our Consolidated Financial Statements for further information.

(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2023 Second Quarter Form 10-Q

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months					Six Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2023	2022	2023	2022	Change	2023	2022	2023	2022	Change
Net sales	$4,996	$4,493	100.0%	100.0%	11.2%	$9,774	$8,768	100.0%	100.0%	11.5%
Gross profit	3,181	2,826	63.7	62.9	12.6	6,197	5,560	63.4	63.4	11.5
Research, development and engineering expenses	346	351	6.9	7.8	(1.4)	685	764	7.0	8.7	(10.3)
Selling, general and administrative expenses	1,706	1,539	34.1	34.3	10.9	3,487	3,249	35.7	37.1	7.3
Recall charges, net	3	4	0.1	0.1	(25.0)	3	18	—	0.2	(83.3)
Amortization of intangible assets	161	160	3.2	3.6	0.6	322	310	3.3	3.5	3.9
Other income (expense), net	(66)	(52)	(1.3)	(1.2)	26.9	(122)	(113)	(1.2)	(1.3)	8.0
Income taxes	161	64	nm	nm	151.6	248	127	nm	nm	95.3
Net earnings	$738	$656	14.8%	14.6%	12.5%	$1,330	$979	13.6%	11.2%	35.9%

Net earnings per diluted share	$1.93	$1.72			12.2%	$3.47	$2.56			35.5%
Adjusted net earnings per diluted share(1)	$2.54	$2.25			12.9%	$4.68	$4.22			10.9%

nm - not meaningful

Geographic and Segment Net Sales	Three Months				Six Months
			Percentage Change				Percentage Change
	2023	2022	As Reported	Constant Currency	2023	2022	As Reported	Constant Currency
Geographic:
United States	$3,711	$3,311	12.1%	12.1%	$7,223	$6,416	12.6%	12.6%
International	1,285	1,182	8.7	11.5	2,551	2,352	8.5	13.9
Total	$4,996	$4,493	11.2%	11.9%	$9,774	$8,768	11.5%	12.9%
Segment:
MedSurg and Neurotechnology	$2,860	$2,549	12.2%	12.9%	$5,550	$4,972	11.6%	13.0%
Orthopaedics and Spine	2,136	1,944	9.9	10.6	4,224	3,796	11.3	12.8
Total	$4,996	$4,493	11.2%	11.9%	$9,774	$8,768	11.5%	12.9%

Supplemental Net Sales Growth Information
	Three Months							Six Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2023	2022	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2023	2022	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$630	$563	11.9%	12.4%	13.2%	6.7%	9.1%	$1,205	$1,091	10.4%	11.6%	11.1%	7.8%	13.3%
Endoscopy	705	677	4.1	4.6	3.5	6.9	9.7	1,403	1,284	9.3	10.3	9.5	8.5	13.8
Medical	841	666	26.3	26.9	27.2	22.5	25.7	1,619	1,330	21.7	22.9	21.9	21.0	26.9
Neurovascular	311	306	1.5	3.6	9.0	(2.9)	0.3	595	607	(2.0)	1.3	8.1	(7.9)	(2.9)
Neuro Cranial	373	337	10.8	11.3	9.6	16.5	20.0	728	660	10.3	11.3	9.4	15.1	21.3
	$2,860	$2,549	12.2%	12.9%	13.5%	8.0%	11.0%	$5,550	$4,972	11.6%	13.0%	13.3%	6.6%	12.1%
Orthopaedics and Spine:
Knees	$562	$500	12.5%	13.2%	10.4%	18.1%	21.2%	$1,128	$964	17.0%	18.4%	15.3%	22.0%	27.8%
Hips	393	364	8.1	9.3	8.8	6.8	10.3	768	691	11.1	13.5	12.3	9.0	15.6
Trauma and Extremities	766	676	13.3	13.6	14.3	10.7	11.7	1,535	1,361	12.8	14.0	14.0	9.8	14.1
Spine	296	290	1.8	2.1	5.2	(7.0)	(6.1)	580	569	1.9	3.0	5.7	(8.0)	(4.6)
Other	119	114	4.3	6.2	(1.6)	22.3	30.9	213	211	0.7	2.9	(7.6)	25.3	35.8
	$2,136	$1,944	9.9%	10.6%	10.0%	9.5%	12.0%	$4,224	$3,796	11.3%	12.8%	11.6%	10.6%	15.9%
Total	$4,996	$4,493	11.2%	11.9%	12.1%	8.7%	11.5%	$9,774	$8,768	11.5%	12.9%	12.6%	8.5%	13.9%
Note: Beginning in the first quarter 2023 we consolidated Other MedSurg and Neurotechnology into Endoscopy as Other MedSurg and Neurotechnology (primarily Sustainability Solutions) has been fully integrated into our Endoscopy business. Endoscopy includes sales related to Other of $87 and $77 for the three months 2023 and 2022 and $168 and $146 for the six months 2023 and 2022. We have reflected these changes in all historical periods presented.

Consolidated Net Sales
Consolidated net sales increased 11.2% in the three months 2023 as reported and 11.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.7%. Net sales in constant currency increased by 11.4% from increased unit volume and 0.5% due to higher prices. The unit volume increase was due to higher product shipments across all
MedSurg and Neurotechnology and Orthopaedics and Spine businesses.
Consolidated net sales increased 11.5% in the six months 2023 as reported and 12.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.4%. Excluding the 0.2% impact of acquisitions and divestitures, net sales in constant currency increased by 12.1% from increased unit

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2023 Second Quarter Form 10-Q
volume and 0.6% due to higher prices. The unit volume increase was due to higher product shipments across all MedSurg and Neurotechnology and Orthopaedics and Spine businesses.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales increased 12.2% in the three months 2023 as reported and 12.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.7%. Net sales in constant currency increased by 11.5% from increased unit volume and 1.4% from higher prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology businesses.
MedSurg and Neurotechnology net sales increased 11.6% in the six months 2023 as reported and 13.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.4%. Excluding the 0.4% impact of acquisitions and divestitures, net sales in constant currency increased by 11.0% from increased unit volume and 1.6% from higher prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology businesses.
Orthopaedics and Spine Net Sales
Orthopaedics and Spine net sales increased 9.9% in the three months 2023 as reported and 10.6% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.7%. Net sales in constant currency increased 11.3% from increased unit volume partially offset by 0.7% from lower prices. The unit volume increase was due to higher shipments across all Orthopaedics and Spine businesses.
Orthopaedics and Spine net sales increased 11.3% in the six months 2023 as reported and 12.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.5%. Net sales in constant currency increased 13.6% from increased unit volume partially offset by 0.8% from lower prices. The unit volume increase was due to higher shipments across all Orthopaedics and Spine businesses.
Gross Profit
Gross profit was $3,181 and $2,826 in the three months 2023 and 2022. The key components of the change were:

Gross Profit Percent Net Sales
Three Months 2022	62.9%
Sales pricing	20 bps
Volume and mix	100 bps
Manufacturing and supply chain costs	(60) bps
Inventory stepped up to fair value	20 bps
Three Months 2023	63.7%
Gross profit as a percentage of net sales in the three months 2023 increased to 63.7% from 62.9% in 2022 due to favorable volume and mix partially offset by higher manufacturing and supply chain costs primarily due to supply chain inefficiencies.

Gross Profit Percent Net Sales
Six Months 2022	63.4%
Sales pricing	20 bps
Volume and mix	100 bps
Manufacturing and supply chain costs	(130) bps
Inventory stepped up to fair value	10 bps
Six Months 2023	63.4%
Gross profit as a percentage of net sales in the six months 2023 of 63.4% remained flat with 2022 due to higher prices and favorable volume and mix offset by higher manufacturing and supply chain costs primarily due to higher raw material costs and supply chain inefficiencies.
While segment mix was not a significant driver of the change in gross profit as a percent of net sales between the three and six months 2023 and 2022, we generally expect segment mix to have an unfavorable impact for the foreseeable future as we anticipate more rapid sales growth in our lower gross margin MedSurg and Neurotechnology segment than our Orthopaedics and Spine segment.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $5 or 1.4% in the three months 2023 and decreased as a percentage of net sales to 6.9% from 7.8% in 2022, primarily due to increased costs for product launches in the three months 2022.
Research, development and engineering expenses decreased $79 or 10.3% in the six months 2023 and decreased as a percentage of net sales to 7.0% from 8.7% in 2022, primarily due to increased costs for product launches and the write-off of certain intangible assets in the six months 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $167 or 10.9% in the three months 2023 and decreased as a percentage of net sales to 34.1% from 34.3% in 2022, primarily due to disciplined increases in spend and investments to support our growth. Expenses as a percentage of net sales in the three months 2022 included the impact of $30 of charges for acquisition and integration-related costs primarily related to Wright and Vocera.
Selling, general and administrative expenses increased $238 or 7.3% in the six months 2023 and decreased as a percentage of net sales to 35.7% from 37.1% in 2022. Expenses as a percentage of net sales in the six months 2022 included the impact of $132 of charges for share-based awards for Vocera employees that vested upon our acquisition. The increase in selling, general and administrative expenses in the six months 2023 was primarily due to disciplined increases in spend and investments to support our growth.
Recall Charges, Net
Recall charges, net were $3 and $4 in the three months and $3 and $18 in the six months 2023 and 2022. Charges in the three and six months 2023 were related to LFIT Anatomic CoCr V40 Femoral Heads. Charges in the three and six months 2022 were related to Wright hip products. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $161 and $160 in the three months and $322 and $310 in the six months 2023 and 2022. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating income was $965 and $772 in the three months 2023 and 2022. Operating income as a percentage of net sales in the three months 2023 increased to 19.3% from 17.2% in 2022. Refer to the comments above for discussion of the primary drivers of the change.
Operating income was $1,700 and $1,219 in the six months 2023 and 2022. Operating income as a percentage of net sales in the six months 2023 increased to 17.4% from 13.9% in 2022. Refer to the comments above for discussion of the primary drivers of the change.
MedSurg and Neurotechnology operating income as a percentage of net sales increased to 27.3% in the three months 2023 from 24.7% in 2022. Orthopaedics and Spine operating

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2023 Second Quarter Form 10-Q
income as a percentage of net sales decreased to 28.1% in the three months 2023 from 29.8% in 2022. The key components of the change were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics and Spine
Three Months 2022	24.7%	29.8%
Sales pricing	100 bps	(50) bps
Volume	430 bps	510 bps
Manufacturing and supply chain costs	70 bps	(170) bps
Research, development and engineering expenses	30 bps	10 bps
Selling, general and administrative expenses	(370) bps	(470) bps
Three Months 2023	27.3%	28.1%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales for the three months was primarily impacted by higher unit volumes partially offset by higher selling, general and administrative expenses due to disciplined increases in spend and investments to support our growth.
The decrease in Orthopaedics and Spine operating income as a percentage of net sales for the three months was primarily impacted by higher selling, general and administrative expenses due to disciplined increases in spend and investments to support our growth and higher manufacturing and supply chain costs primarily due to supply chain inefficiencies partially offset by higher unit volumes.
MedSurg and Neurotechnology operating income as a percentage of net sales increased to 25.4% in the six months 2023 from 25.3% in 2022. Orthopaedics and Spine operating income as a percentage of net sales was 28.5% in the six months 2023 and remained flat with 2022. The key components of the change were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics and Spine
Six Months 2022	25.3%	28.5%
Sales pricing	120 bps	(50) bps
Volume	420 bps	610 bps
Manufacturing and supply chain costs	(150) bps	(100) bps
Research, development and engineering expenses	0 bps	10 bps
Selling, general and administrative expenses	(380) bps	(470) bps
Six Months 2023	25.4%	28.5%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales for the six months was primarily impacted by higher unit volumes and higher prices partially offset by higher selling, general and administrative expenses due to disciplined increases in spend and investments to support our growth and higher manufacturing and supply chain costs primarily due to the effects of inflation on the cost of raw materials.
Orthopaedics and Spine operating income as a percentage of net sales for the six months remained flat with 2022 as higher unit volumes were offset by higher selling, general and administrative expenses due to disciplined increases in spend and investments to support our growth, higher manufacturing and supply chain costs primarily due to supply chain inefficiencies and lower prices.
Other Income (Expense), Net
Other income (expense), net was ($66) and ($52) in the three months and ($122) and ($113) in the six months 2023 and 2022. The increase in net expense in the three months 2023 was primarily due to higher interest expense. The increase in net expense in the six months 2023 was primarily due to foreign currency fluctuations and higher interest expense, partially offset by interest income and favorable investment returns.
Income Taxes
Our effective tax rates were 17.9% and 15.7% in the three and six months 2023 and 8.9% and 11.5% in the three and six months 2022. The effective tax rates for the three and six months 2023 and 2022 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items. In addition, the effective tax rates for the three and six months 2022 reflect the reversal of deferred income tax on undistributed earnings of foreign subsidiaries as our revised capital plan determined that certain cash outside of the United States would no longer need to be repatriated during the period previously contemplated.
Net Earnings
Net earnings increased to $738 or $1.93 per diluted share in the three months 2023 from $656 or $1.72 per diluted share in 2022. Adjusted net earnings per diluted share(1) was $2.54 in three months 2023, an increase of 12.9% from 2022.
Net earnings increased to $1,330 or $3.47 per diluted share in the six months 2023 from $979 or $2.56 per diluted share in 2022. Adjusted net earnings per diluted share(1) was $4.68 in the six months 2023, an increase of 10.9% from 2022.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2023 Second Quarter Form 10-Q
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2023 Second Quarter Form 10-Q

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2023	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,181	$1,706	$346	$965	$(66)	$161	$738	17.9%	$1.93
Reported percent net sales	63.7%	34.1%	6.9%	19.3%	(1.3)%	nm	14.8%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	—	(2)	—	2	—	2	—	0.1	—
Amortization of purchased intangible assets	—	—	—	161	—	34	127	1.1	0.33
Structural optimization and other special charges (b)	9	(63)	—	72	—	17	55	0.7	0.14
Medical device regulations (c)	—	—	(27)	27	—	8	19	0.4	0.05
Recall-related matters (d)	—	—	—	3	—	1	2	—	0.01
Regulatory and legal matters (e)	—	14	—	(14)	—	(3)	(11)	(0.1)	(0.03)
Tax matters (f)	—	—	—	—	—	(46)	46	(4.9)	0.11
Adjusted	$3,190	$1,655	$319	$1,216	$(66)	$174	$976	15.2%	$2.54
Adjusted percent net sales	63.9%	33.1%	6.4%	24.3%	(1.3)%	nm	19.5%

Three Months 2022	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,826	$1,539	$351	$772	$(52)	$64	$656	8.9%	$1.72
Reported percent net sales	62.9%	34.3%	7.8%	17.2%	(1.2)%	nm	14.6%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	7	—	—	7	—	2	5	0.1	0.01
Other acquisition and integration-related (a)	—	(30)	—	30	—	7	23	0.4	0.06
Amortization of purchased intangible assets	—	—	—	160	—	36	124	2.0	0.33
Structural optimization and other special charges (b)	8	(54)	—	62	—	6	56	(0.4)	0.15
Medical device regulations (c)	2	(2)	(28)	32	—	6	26	0.2	0.07
Recall-related matters (d)	—	—	—	4	—	1	3	0.1	—
Regulatory and legal matters (e)	—	4	—	(4)	—	—	(4)	—	(0.02)
Tax matters (f)	—	—	—	—	(12)	17	(29)	2.6	(0.07)
Adjusted	$2,843	$1,457	$323	$1,063	$(64)	$139	$860	13.9%	$2.25
Adjusted percent net sales	63.3%	32.4%	7.2%	23.7%	(1.4)%	nm	19.1%

(a)	Charges represent certain acquisition and integration-related costs associated with acquisitions, including charges for termination of sales relationships ($0 in 2023, $6 in 2022), employee retention and workforce reductions ($0 in 2023, $14 in 2022), changes in the fair value of contingent consideration (($2) in 2023, ($9) in 2022), manufacturing integration costs ($0 in 2023, $8 in 2022) and other integration-related activities such as deal costs and costs associated with legal entity rationalization ($4 in 2023, $11 in 2022).
(b)	Charges represent the costs associated with employee retention and workforce reductions ($47 in 2023, $20 in 2022), the closure/transfer of manufacturing and other facilities, including site closure costs, contract termination costs and redundant employee costs during the work transfers ($12 in 2023, $29 in 2022), product line exits (primarily inventory, long-lived asset and specifically-identified intangible asset write-offs) ($6 in 2023, ($8) in 2022), certain long-lived and intangible asset write-offs and impairments ($2 in 2023, $12 in 2022) and other charges ($5 in 2023, $9 in 2022).
(c)	Charges represent the costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union.
(d)	Charges represent changes in our best estimate of the minimum of the range of probable loss to resolve certain recall-related matters.
(e)	Charges represent changes in our best estimate of the minimum of the range of probable loss to resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
(f)	Benefits and charges represent the accounting impact of certain significant and discrete tax items, including adjustments related to the transfer of certain intellectual properties between tax jurisdictions (charges of $47 in 2023 and $46 in 2022), certain tax audit settlements (benefit of $4 included in Income Taxes for 2023, $0 for 2022) and the reversal of deferred income tax on undistributed earnings of foreign subsidiaries ($0 for 2023, benefit of $71 for 2022).

Six Months 2023	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$6,197	$3,487	$685	$1,700	$(122)	$248	$1,330	15.7%	$3.47
Reported percent net sales	63.4%	35.7%	7.0%	17.4%	(1.2)%	nm	13.6%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	—	(8)	—	8	—	3	5	0.1	0.01
Amortization of purchased intangible assets	—	—	—	322	—	68	254	1.4	0.66
Structural optimization and other special charges (b)	11	(103)	—	114	—	25	89	0.6	0.23
Medical device regulations (c)	—	—	(55)	55	—	13	42	0.3	0.11
Recall-related matters (d)	—	—	—	3	—	1	2	—	0.01
Regulatory and legal matters (e)	—	(20)	—	20	—	3	17	—	0.04
Tax matters (f)	—	—	—	—	(9)	(66)	57	(4.0)	0.15
Adjusted	$6,208	$3,356	$630	$2,222	$(131)	$295	$1,796	14.1%	$4.68
Adjusted percent net sales	63.5%	34.3%	6.4%	22.7%	(1.3)%	nm	18.4%

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2023 Second Quarter Form 10-Q

Six Months 2022	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$5,560	$3,249	$764	$1,219	$(113)	$127	$979	11.5%	$2.56
Reported percent net sales	63.4%	37.1%	8.7%	13.9%	(1.3)%	nm	11.2%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	12	—	—	12	—	3	9	0.1	0.02
Other acquisition and integration-related (a)	—	(174)	—	174	—	46	128	2.0	0.33
Amortization of purchased intangible assets	—	—	—	310	—	71	239	2.6	0.63
Structural optimization and other special charges (b)	10	(82)	(79)	171	—	31	140	0.6	0.37
Medical device regulations (c)	2	(2)	(56)	60	—	10	50	0.2	0.13
Recall-related matters (d)	—	—	—	18	—	4	14	0.2	0.04
Regulatory and legal matters (e)	—	(33)	—	33	—	9	24	0.4	0.06
Tax matters (f)	—	—	—	—	(12)	(41)	29	(3.7)	0.08
Adjusted	$5,584	$2,958	$629	$1,997	$(125)	$260	$1,612	13.9%	$4.22
Adjusted percent net sales	63.7%	33.7%	7.2%	22.8%	(1.4)%	nm	18.4%

(a)	Charges represent certain acquisition and integration-related costs associated with acquisitions, including charges for termination of sales relationships ($0 in 2023, $14 in 2022), employee retention and workforce reductions ($0 in 2023, $18 in 2022), changes in the fair value of contingent consideration (($3) in 2023, ($25) in 2022), manufacturing integration costs ($2 in 2023, $17 in 2022), stock compensation payments upon a change in control ($0 in 2023, $132 in 2022) and other integration-related activities such as deal costs and costs associated with legal entity rationalization ($9 in 2023, $18 in 2022).
(b)	Charges represent the costs associated with employee retention and workforce reductions ($68 in 2023, $29 in 2022), the closure/transfer of manufacturing and other facilities, including site closure costs, contract termination costs and redundant employee costs during the work transfers ($24 in 2023, $46 in 2022), product line exits (primarily inventory, long-lived asset and specifically-identified intangible asset write-offs) ($9 in 2023, ($8) in 2022), certain long-lived and intangible asset write-offs and impairments ($3 in 2023, $92 in 2022) and other charges ($10 in 2023, $12 in 2022).
(c)	Charges represent the costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union.
(d)	Charges represent changes in our best estimate of the minimum of the range of probable loss to resolve certain recall-related matters.
(e)	Charges represent changes in our best estimate of the minimum of the range of probable loss to resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
(f)	Benefits and charges represent the accounting impact of certain significant and discrete tax items, including adjustments related to the transfer of certain intellectual properties between tax jurisdictions (charges of $94 in 2023 and $92 in 2022), certain tax audit settlements (benefit of $9 included in Other Income (Expense), Net for 2023 and benefit of $24 included in Income Taxes for 2023, $0 for 2022) and the reversal of deferred income tax on undistributed earnings of foreign subsidiaries ($0 for 2023, benefit of $71 for 2022).

FINANCIAL CONDITION AND LIQUIDITY

	Six Months
	2023	2022
Net cash provided by (used in):
Operating activities	$1,133	$732
Investing activities	(665)	(2,834)
Financing activities	(886)	240
Effect of exchange rate changes on cash and cash equivalents	(25)	(38)
Change in cash and cash equivalents	$(443)	$(1,900)
Operating Activities
Cash provided by operating activities was $1,133 and $732 in the six months 2023 and 2022. The increase was primarily due to net earnings and higher accounts receivable collections.
Investing Activities
Cash used in investing activities was $665 and $2,834 in the six months 2023 and 2022. The six months 2023 included cash paid for the Cerus acquisition and the six months 2022 included cash paid for the Vocera acquisition. Refer to Note 7 to our Consolidated Financial Statements for further information.
Financing Activities
Cash (used in) provided by financing activities was ($886) and $240 in the six months 2023 and 2022. Cash used in 2023 was primarily due to dividend payments of $569 and repayments of $200 on the term loan used to fund the acquisition of Vocera. Cash provided by financing activities in 2022 was primarily due to the $1,500 term loan used to fund the acquisition of Vocera, partially offset by $250 of payments on the term loan, dividend payments of $525 and net repayments of $376 on short-term borrowings.
We did not repurchase any shares in the six months 2023 and 2022.
Liquidity
Cash, cash equivalents and marketable securities were $1,478 and $1,928 on June 30, 2023 and December 31, 2022. Current assets exceeded current liabilities by $3,567 and $3,972 on June 30, 2023 and December 31, 2022. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines.
We have raised funds in the capital markets and have accessed the credit markets in the past and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 35% on June 30, 2023 compared to 36% on December 31, 2022.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for 2022, except as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
New Accounting Pronouncements Not Yet Adopted
Refer to Note 1 to our Consolidated Financial Statements for information.

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2023 Second Quarter Form 10-Q
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on June 30, 2023. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial reporting during the six months 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 5,146 shares of our common stock in the three months 2023 as performance incentive awards to employees. These shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the six months 2023 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of June 30, 2023.

ITEM 5.	OTHER INFORMATION
Certain of our officers or directors have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes due or pay the exercise price of stock options, restricted stock units and performance stock units, which may constitute non-Rule 10b5–1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2023 Second Quarter Form 10-Q

ITEM 6.	EXHIBITS

10(i)	Form of grant notice and terms and conditions for restricted stock units granted in 2023 under the 2011 Long-Term Incentive Plan to non-employee directors.
10(ii)
Amendment No. 1, dated June 15, 2023, to Credit Agreement, dated as of October 26, 2021, by and among Stryker Corporation, the other borrowers party thereto, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent — Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 16, 2023 (Commission File No. 000-09165).

31(i)	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
* Furnished with this Form 10-Q

18

STRYKER CORPORATION	2023 Second Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	August 4, 2023	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair, Chief Executive Officer and President

Date:	August 4, 2023	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

19