Form 10-Q
period 2023-09-30
STRYKER CORP
filed 2023-11-03
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 379,894,650 shares of Common Stock, $0.10 par value, on September 30, 2023.

STRYKER CORPORATION	2023 Third Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Nine Months
	2023	2022	2023	2022
Net sales	$4,909	$4,479	$14,683	$13,247
Cost of sales	1,751	1,697	5,328	4,905
Gross profit	$3,158	$2,782	$9,355	$8,342
Research, development and engineering expenses	353	364	1,038	1,128
Selling, general and administrative expenses	1,701	1,455	5,188	4,704
Recall charges, net	9	(4)	12	14
Amortization of intangible assets	164	159	486	469
Total operating expenses	$2,227	$1,974	$6,724	$6,315
Operating income	$931	$808	$2,631	$2,027
Other income (expense), net	(62)	8	(184)	(105)
Earnings before income taxes	$869	$816	$2,447	$1,922
Income taxes	177	—	425	127
Net earnings	$692	$816	$2,022	$1,795

Net earnings per share of common stock:
Basic	$1.82	$2.16	$5.33	$4.75
Diluted	$1.80	$2.14	$5.27	$4.70

Weighted-average shares outstanding (in millions):
Basic	379.8	378.4	379.5	378.1
Effect of dilutive employee stock compensation	4.2	3.4	4.2	4.1
Diluted	384.0	381.8	383.7	382.2

Cash dividends declared per share of common stock	$0.75	$0.695	$2.25	$2.085
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were 5.0 for the three months 2022 and 4.2 for the nine months 2022 and de minimis in all other periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Nine Months
	2023	2022	2023	2022
Net earnings	$692	$816	$2,022	$1,795
Other comprehensive income (loss), net of tax:
Marketable securities	—	—	—	(1)
Pension plans	(1)	10	(4)	17
Unrealized gains (losses) on designated hedges	2	8	4	33
Financial statement translation	80	179	(28)	393
Total other comprehensive income (loss), net of tax	$81	$197	$(28)	$442
Comprehensive income	$773	$1,013	$1,994	$2,237

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2023 Third Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,860	$1,844
Marketable securities	76	84
Accounts receivable, less allowance of $187 ($154 in 2022)	3,276	3,565
Inventories:
Materials and supplies	1,299	1,006
Work in process	342	348
Finished goods	3,242	2,641
Total inventories	$4,883	$3,995
Prepaid expenses and other current assets	950	787
Total current assets	$11,045	$10,275
Property, plant and equipment:
Land, buildings and improvements	1,650	1,739
Machinery and equipment	4,505	4,066
Total property, plant and equipment	$6,155	$5,805
Less allowance for depreciation	3,049	2,835
Property, plant and equipment, net	$3,106	$2,970
Goodwill	15,138	14,880
Other intangibles, net	4,731	4,885
Noncurrent deferred income tax assets	1,406	1,410
Other noncurrent assets	2,616	2,464
Total assets	$38,042	$36,884

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,296	$1,413
Accrued compensation	1,223	1,149
Income taxes	407	292
Dividends payable	285	284
Accrued product liabilities	224	230
Accrued expenses and other liabilities	1,715	1,744
Current maturities of debt	2,308	1,191
Total current liabilities	$7,458	$6,303
Long-term debt, excluding current maturities	10,382	11,857
Income taxes	465	641
Other noncurrent liabilities	1,832	1,467
Total liabilities	$20,137	$20,268
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,183	2,034
Retained earnings	15,933	14,765
Accumulated other comprehensive loss	(249)	(221)
Total shareholders' equity	$17,905	$16,616
Total liabilities and shareholders' equity	$38,042	$36,884

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2023 Third Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months		Nine Months
	2023	2022	2023	2022
Common stock shares outstanding (in millions)
Beginning	379.8	378.3	378.7	377.5
Issuance of common stock under stock compensation and benefit plans	0.1	0.1	1.2	0.9
Ending	379.9	378.4	379.9	378.4

Common stock
Beginning	$38	$38	$38	$38
Issuance of common stock under stock compensation and benefit plans	—	—	—	—
Ending	$38	$38	$38	$38
Additional paid-in capital
Beginning	$2,127	$1,989	$2,034	$1,890
Issuance of common stock under stock compensation and benefit plans	4	6	(16)	(2)
Share-based compensation	52	33	165	140
Ending	$2,183	$2,028	$2,183	$2,028
Retained earnings
Beginning	$15,526	$13,933	$14,765	$13,480
Net earnings	692	816	2,022	1,795
Cash dividends declared	(285)	(263)	(854)	(789)
Ending	$15,933	$14,486	$15,933	$14,486
Accumulated other comprehensive income (loss)
Beginning	$(330)	$(286)	$(221)	$(531)
Other comprehensive income (loss)	81	197	(28)	442
Ending	$(249)	$(89)	$(249)	$(89)
Total shareholders' equity	$17,905	$16,463	$17,905	$16,463

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2023 Third Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	2023	2022
Operating activities
Net earnings	$2,022	$1,795
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	292	276
Amortization of intangible assets	486	469
Asset impairments	12	18
Share-based compensation	165	140
Recall charges, net	12	14
Sale of inventory stepped-up to fair value at acquisition	—	12
Changes in operating assets and liabilities:
Accounts receivable	266	(186)
Inventories	(922)	(754)
Accounts payable	(118)	111
Accrued expenses and other liabilities	165	5
Recall-related payments	(28)	(26)
Income taxes	(69)	(262)
Other, net	(100)	9
Net cash provided by operating activities	$2,183	$1,621
Investing activities
Acquisitions, net of cash acquired	(390)	(2,563)
Purchases of marketable securities	(41)	(43)
Proceeds from sales of marketable securities	49	40
Purchases of property, plant and equipment	(430)	(400)
Proceeds from settlement of net investment hedges	—	197
Other investing, net	2	7
Net cash used in investing activities	$(810)	$(2,762)
Financing activities
Proceeds (payments) on short-term borrowings, net	540	(376)
Proceeds from issuance of long-term debt	—	1,500
Payments on long-term debt	(852)	(502)
Payments of dividends	(854)	(788)
Cash paid for taxes from withheld shares	(121)	(89)
Other financing, net	(21)	(48)
Net cash provided by (used in) financing activities	$(1,308)	$(303)
Effect of exchange rate changes on cash and cash equivalents	(49)	(80)
Change in cash and cash equivalents	$16	$(1,524)
Cash and cash equivalents at beginning of period	1,844	2,944
Cash and cash equivalents at end of period	$1,860	$1,420

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2023 Third Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," "us" or "our") on September 30, 2023 and the results of operations for the three and nine months 2023. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2022. Certain immaterial reclassifications have been made to prior year's segment operating income to conform with current year presentation in our Consolidated Financial Statements.
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
Beginning in the first quarter 2023 we consolidated Other MedSurg and Neurotechnology into Endoscopy as Other MedSurg and Neurotechnology (primarily Sustainability Solutions) has been fully integrated into our Endoscopy business. Endoscopy includes sales related to Other of $84 and $72 for the three months 2023 and 2022 and $252 and $218 for the nine months 2023 and 2022. We have reflected these changes in all historical periods presented.

Net Sales by Business
	Three Months		Nine Months
	2023	2022	2023	2022
MedSurg and Neurotechnology:
Instruments	$628	$535	$1,833	$1,626
Endoscopy	738	662	2,141	1,946
Medical	798	765	2,417	2,095
Neurovascular	311	294	906	901
Neuro Cranial	384	332	1,112	992
	$2,859	$2,588	$8,409	$7,560
Orthopaedics and Spine:
Knees	$515	$481	$1,643	$1,445
Hips	362	347	1,130	1,038
Trauma and Extremities	752	672	2,287	2,033
Spine	291	280	871	849
Other	130	111	343	322
	$2,050	$1,891	$6,274	$5,687
Total	$4,909	$4,479	$14,683	$13,247

Net Sales by Geography
	Three Months 2023		Three Months 2022
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$503	$125	$425	$110
Endoscopy	610	128	551	111
Medical	660	138	625	140
Neurovascular	120	191	110	184
Neuro Cranial	315	69	274	58
	$2,208	$651	$1,985	$603
Orthopaedics and Spine:
Knees	$385	$130	$365	$116
Hips	231	131	225	122
Trauma and Extremities	550	202	494	178
Spine	217	74	206	74
Other	87	43	85	26
	$1,470	$580	$1,375	$516
Total	$3,678	$1,231	$3,360	$1,119

Net Sales by Geography
	Nine Months 2023		Nine Months 2022
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$1,465	$368	$1,290	$336
Endoscopy	1,742	399	1,585	361
Medical	1,954	463	1,686	409
Neurovascular	361	545	333	568
Neuro Cranial	910	202	819	173
	$6,432	$1,977	$5,713	$1,847
Orthopaedics and Spine:
Knees	$1,207	$436	$1,078	$367
Hips	716	414	657	381
Trauma and Extremities	1,663	624	1,470	563
Spine	650	221	615	234
Other	233	110	243	79
	$4,469	$1,805	$4,063	$1,624
Total	$10,901	$3,782	$9,776	$3,471

Contract Assets and Liabilities
On September 30, 2023 and December 31, 2022 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. This occurs primarily when payment is received upfront for certain multi-period extended service contracts. Our contract liabilities of $788 and $741 on September 30, 2023 and December 31, 2022 are classified within accrued expenses and other liabilities and other noncurrent liabilities within our Consolidated Balance Sheets based on the timing of when we expect to complete our performance obligations.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2023 Third Quarter Form 10-Q
Changes in contract liabilities during the nine months 2023 were as follows:

September 30
2023
Beginning contract liabilities	$741
Revenue recognized from beginning of year contract liabilities	(306)
Net advance consideration received during the period	353
Ending contract liabilities	$788
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2023	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(1)	$28	$54	$(411)	$(330)
OCI	1	(1)	11	133	144
Income taxes	—	1	(2)	(47)	(48)
Reclassifications to:
Cost of sales	—	—	(7)	—	(7)
Other (income) expense, net	(1)	(1)	(2)	(8)	(12)
Income taxes	—	—	2	2	4
Net OCI	—	(1)	2	80	81
Ending	$(1)	$27	$56	$(331)	$(249)

Three Months 2022	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(1)	$(148)	$65	$(202)	$(286)
OCI	—	11	19	304	334
Income taxes	—	(3)	(1)	(119)	(123)
Reclassifications to:
Cost of sales	—	—	(7)	—	(7)
Other (income) expense, net	—	3	(2)	(8)	(7)
Income taxes	—	(1)	(1)	2	—
Net OCI	—	10	8	179	197
Ending	$(1)	$(138)	$73	$(23)	$(89)

Nine Months 2023	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(1)	$31	$52	$(303)	$(221)
OCI	—	2	38	10	50
Income taxes	—	(4)	(8)	(19)	(31)
Reclassifications to:
Cost of sales	—	—	(29)	—	(29)
Other (income) expense, net	—	(3)	(4)	(25)	(32)
Income taxes	—	1	7	6	14
Net OCI	—	(4)	4	(28)	(28)
Ending	$(1)	$27	$56	$(331)	$(249)

Nine Months 2022	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(155)	$40	$(416)	$(531)
OCI	(1)	15	55	658	727
Income taxes	—	(3)	(7)	(242)	(252)
Reclassifications to:
Cost of sales	—	—	(10)	—	(10)
Other (income) expense, net	—	7	(4)	(30)	(27)
Income taxes	—	(2)	(1)	7	4
Net OCI	(1)	17	33	393	442
Ending	$(1)	$(138)	$73	$(23)	$(89)
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
Foreign Currency Hedges

September 2023	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$838	$1,583	$4,726	$7,147
Maximum term in years				3.1
Fair value:
Other current assets	$31	$95	$86	$212
Other noncurrent assets	1	11	—	12
Other current liabilities	(8)	—	(6)	(14)
Other noncurrent liabilities	(1)	(12)	—	(13)
Total fair value	$23	$94	$80	$197

December 2022	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$1,053	$1,598	$3,417	$6,068
Maximum term in years				3.9
Fair value:
Other current assets	$20	$—	$9	$29
Other noncurrent assets	1	89	—	90
Other current liabilities	(6)	—	(79)	(85)
Other noncurrent liabilities	(1)	(16)	—	(17)
Total fair value	$14	$73	$(70)	$17
We had €1.5 billion at September 30, 2023 and December 31, 2022 in certain forward currency contracts designated as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €4.9 billion and €4.4 billion at September 30, 2023 and December 31, 2022 of senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
The total after-tax gain (loss) recognized in OCI related to designated net investment hedges was $42 in the nine months 2023.
Net Currency Exchange Rate Gains (Losses)

Derivative		Three Months		Nine Months
instrument:	Recorded in:	2023	2022	2023	2022
Cash Flow	Cost of sales	$7	$7	$29	$10
Net Investment	Other income (expense), net	8	8	25	30
Non-Designated	Other income (expense), net	4	(1)	13	2
	Total	$19	$14	$67	$42

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2023 Third Quarter Form 10-Q
Pretax gains (losses) on derivatives designated as cash flow hedges of $35 and net investment hedges of $31 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense), net in earnings within 12 months of September 30, 2023. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
Pretax gains of $5 recorded in AOCI related to other interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to other income (expense), net in earnings within 12 months of September 30, 2023. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
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
There were no significant transfers into or out of any level of the fair value hierarchy in 2023.

Assets Measured at Fair Value	September	December
	2023	2022
Cash and cash equivalents	$1,860	$1,844
Trading marketable securities	189	166
Level 1 - Assets	$2,049	$2,010
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$38	$42
Foreign government debt securities	—	1
United States agency debt securities	5	3
United States treasury debt securities	32	36
Certificates of deposit	1	2
Total available-for-sale marketable securities	$76	$84
Foreign currency exchange forward contracts	224	119
Level 2 - Assets	$300	$203
Total assets measured at fair value	$2,349	$2,213

Liabilities Measured at Fair Value	September	December
	2023	2022
Deferred compensation arrangements	$189	$166
Level 1 - Liabilities	$189	$166
Foreign currency exchange forward contracts	$27	$102
Level 2 - Liabilities	$27	$102
Contingent consideration:
Beginning	$121	$306
Additions	192	1
Change in estimate and foreign exchange	(8)	(137)
Settlements	(22)	(49)
Ending	$283	$121
Level 3 - Liabilities	$283	$121
Total liabilities measured at fair value	$499	$389

Fair Value of Available for Sale Securities by Maturity
	September	December
	2023	2022
Due in one year or less	$43	$53
Due after one year through three years	$33	$31
On September 30, 2023 and December 31, 2022 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest on cash and cash equivalents, short-term investments and marketable securities income was $15 and $26 in the three months and $40 and $61 in the nine months 2023 and 2022, which was recorded in other income (expense), net.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2023 Third Quarter Form 10-Q
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
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of claims and lawsuits related to our recalls. Based on the information that has been received, we have recorded reserves of $198, representing our best estimate of probable loss related to recall matters globally. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.

Leases	September 30	December 31
	2023	2022
Right-of-use assets	$491	$473
Lease liabilities, current	$130	$121
Lease liabilities, non-current	$369	$357

Other information:
Weighted-average remaining lease term (years)	5.5	5.5
Weighted-average discount rate	3.73%	3.22%

	Three Months		Nine Months
	2023	2022	2023	2022
Operating lease cost	$48	$37	$127	$110
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. In the nine months 2023 and 2022 cash paid for acquisitions, net of cash acquired was $390 and $2,563.
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
Purchase price allocations for our significant acquisitions are:

Purchase Price Allocation of Acquired Net Assets
	2023	2022
	Cerus	Vocera
Tangible assets acquired:
Accounts receivable	$1	$33
Inventory	2	13
Deferred income tax assets	7	91
Other assets	1	92
Debt	—	(425)
Deferred income tax liabilities	(60)	(193)
Other liabilities	(22)	(117)
Intangible assets:
Customer and distributor relationships	—	603
Developed technology	240	175
Trade name	—	18
Goodwill	312	2,273
Purchase price, net of cash acquired of $7 and $281	$481	$2,563
Weighted average amortization period at acquisition (years):
Developed technologies	13	6
Customer relationships	—	15
Trademarks	—	9
The purchase price allocation for Cerus is based on preliminary valuations, primarily related to developed technology and deferred income taxes. Our estimates and assumptions are subject to change within the measurement period. The purchase price allocation for Vocera was finalized in the first quarter 2023 without material adjustments.

Consolidated Estimated Amortization Expense
Remainder of 2023	2024	2025	2026	2027
$159	$607	$590	$533	$512
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on September 30, 2023.
In August 2023 we repaid the remaining balance of $650 on the $1.5 billion term loan scheduled to mature on February 22, 2025. We also issued €500 of floating rate senior notes due November 16, 2024. The notes bear interest at a base rate based on the three-month Euro Interbank Offered Rate (EURIBOR) plus 0.3%. The notes are callable at February 16, 2024, May 16, 2024 or October 16, 2024 either by us or at the option of the notes holders. These notes are classified within current maturities of debt on our Consolidated Balance Sheet as of September 30, 2023.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2023 Third Quarter Form 10-Q
In the first quarter 2022 our Board of Directors approved an increase to the maximum amount of commercial paper that can be outstanding from $1,500 to $2,250.
On September 30, 2023 there were no borrowings outstanding under our revolving credit facility or our commercial paper program which allows for maturities up to 397 days from the date of issuance.

Summary of Total Debt		September	December
		2023	2022
Rate	Due
Senior unsecured notes:
1.125%	November 30, 2023	$580	$585
0.600%	December 1, 2023	600	599
3.375%	May 15, 2024	598	596
Various	November 16, 2024	527	—
0.250%	December 3, 2024	895	903
1.150%	June 15, 2025	648	647
3.375%	November 1, 2025	749	748
3.500%	March 15, 2026	996	995
2.125%	November 30, 2027	788	795
3.650%	March 7, 2028	598	597
0.750%	March 1, 2029	841	848
1.950%	June 15, 2030	992	991
2.625%	November 30, 2030	679	684
1.000%	December 3, 2031	783	790
4.100%	April 1, 2043	392	392
4.375%	May 15, 2044	396	396
4.625%	March 15, 2046	983	983
2.900%	June 15, 2050	642	642
Term loan		—	850
Other		3	7
Total debt		$12,690	$13,048
Less current maturities		2,308	1,191
Total long-term debt		$10,382	$11,857

		September	December
		2023	2022
Unamortized debt issuance costs		$45	$52
Borrowing capacity on existing facilities		$2,160	$2,162
Fair value of senior unsecured notes		$11,333	$10,910
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
NOTE 9 - INCOME TAXES
Our effective tax rates were 20.4% and 17.4% in the three and nine months 2023 and 0.0% and 6.6% in the three and nine months 2022. The effective tax rates for the three and nine months 2023 and 2022 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items. The effective tax rates for the three and nine months 2022 also reflect income tax benefits of $162 due to the effective settlement of the United States federal income tax audit for years 2014 through 2018. In addition, the effective tax rate for the nine months 2022 reflects the reversal of deferred income tax on undistributed earnings of foreign subsidiaries as our revised capital plan determined that certain cash outside of the United States would no longer need to be repatriated during the period previously contemplated.
NOTE 10 - SEGMENT INFORMATION

	Three Months		Nine Months
	2023	2022	2023	2022
MedSurg and Neurotechnology	$2,859	$2,588	$8,409	$7,560
Orthopaedics and Spine	2,050	1,891	6,274	5,687
Net sales	$4,909	$4,479	$14,683	$13,247
MedSurg and Neurotechnology	$859	$611	$2,266	$1,870
Orthopaedics and Spine	499	534	1,701	1,616
Segment operating income	$1,358	$1,145	$3,967	$3,486
Items not allocated to segments:
Corporate and other	$(209)	$(144)	$(596)	$(488)
Acquisition and integration-related costs	1	78	(7)	(108)
Amortization of intangible assets	(164)	(159)	(486)	(469)
Structural optimization and other special charges	(28)	(58)	(142)	(229)
Medical device regulations	(19)	(38)	(74)	(98)
Recall-related matters	(9)	4	(12)	(14)
Regulatory and legal matters	1	(20)	(19)	(53)
Consolidated operating income	$931	$808	$2,631	$2,027
There were no significant changes to total assets by segment from the information provided in our Annual Report on Form 10-K for 2022.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2023 Third Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Macroeconomic Environment
The global economy continues to experience increased inflationary pressures in part due to global supply chain disruptions, labor shortages and other impacts of the macroeconomic environment which we anticipate will continue. Higher interest rates and capital costs, higher shipping costs, increased costs of labor, fluctuating foreign currency exchange rates and the military conflicts in Russia and Ukraine and the Middle East have created additional economic challenges and uncertainties. These conditions may cause our customers to decrease or delay orders for our products and services, and the higher interest rates may impact deal mix for our capital products.
China Volume-Based Procurement, Import Purchase Evaluation and Anti-Corruption Campaign
The government in China has launched regional and national programs for volume-based procurement (VBP) of high-value medical consumables to reduce healthcare costs. Each VBP program has specific requirements to award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders may be guaranteed sales volume for certain products, while unsuccessful bidders may lose unit sales volume. We have been a winning bidder in certain national and regional VBP programs, including those for joint replacement and trauma products in 2021, certain neurovascular products in the fourth quarter 2022 and the first nine months of 2023 and for the renewal of trauma products in the third quarter 2023. The prices required for a successful bid have negatively impacted the commercial operations of our joint replacement, trauma and certain neurovascular products in China.
We were unsuccessful in our bids in the VBP program for spine products that took place in the third quarter 2022 and as a result we are exiting the spine business in China. To date our other businesses have not been significantly impacted, but may be in the future as a result of additional VBP programs. In the second quarter 2023 government agencies announced data collection initiatives for sports medicine, biologics and craniomaxilliofacial products in preparation for VBP programs that could be announced as soon as the fourth quarter 2023. The impact of VBP programs, if any, for these products is not expected to be significant.
China has also issued national guiding standards for Import Purchase Evaluation which has increased the purchase of locally sourced equipment in China's public hospitals and is impacting our MedSurg business in China. Additionally, China's National Health Commission has launched an anti-corruption campaign focused on investigating government officials and individuals employed by state-owned entities and public institutions in the healthcare sector. We have seen some limitations to physician and surgeon access, but our business has not been significantly impacted. Our business in China represented approximately 1.9% of our revenues in the nine months 2023.
Overview of the Three and Nine Months
In the three months 2023 we achieved sales growth of 9.6% from 2022. Excluding the impact of acquisitions and divestitures sales grew 9.2% in constant currency. We reported operating income margin of 19.0%, net earnings of $692 and net earnings per diluted share of $1.80. Excluding the impact of certain items, adjusted operating income margin(1) increased by 110 basis points to 23.4%, with adjusted net earnings(1) of $944 and adjusted net earnings per diluted share(1) of $2.46, an increase of 16.0% from 2022.
In the nine months 2023 we achieved sales growth of 10.8% from 2022. Excluding the impact of acquisitions and divestitures sales grew 11.5% in constant currency. We reported operating income margin of 17.9%, net earnings of $2,022 and net earnings per diluted share of $5.27. Excluding the impact of certain items, adjusted operating income margin(1) increased by 40 basis points to 23.0%, with adjusted net earnings(1) of $2,740 and adjusted net earnings per diluted share(1) of $7.14, an increase of 12.6% from 2022.
Recent Developments
In May 2023 we acquired Cerus Endovascular Limited (Cerus) for net cash consideration of $289 and up to $225 in future milestone payments. Cerus designs, develops and manufactures neurovascular products used for the treatment of hemorrhagic stroke. Cerus is part of our Neurovascular business within MedSurg and Neurotechnology. Refer to Note 7 to our Consolidated Financial Statements for further information.
In August 2023 we repaid the remaining balance of $650 on the $1.5 billion term loan scheduled to mature on February 22, 2025 and issued €500 of floating rate senior notes due November 16, 2024. The notes bear interest at a base rate based on the three-month Euro Interbank Offered Rate (EURIBOR) plus 0.3%.

(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2023 Third Quarter Form 10-Q

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months					Nine Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2023	2022	2023	2022	Change	2023	2022	2023	2022	Change
Net sales	$4,909	$4,479	100.0%	100.0%	9.6%	$14,683	$13,247	100.0%	100.0%	10.8%
Gross profit	3,158	2,782	64.3	62.1	13.5	9,355	8,342	63.7	63.0	12.1
Research, development and engineering expenses	353	364	7.2	8.1	(3.0)	1,038	1,128	7.1	8.5	(8.0)
Selling, general and administrative expenses	1,701	1,455	34.7	32.5	16.9	5,188	4,704	35.3	35.5	10.3
Recall charges, net	9	(4)	0.2	(0.1)	(325.0)	12	14	0.1	0.1	(14.3)
Amortization of intangible assets	164	159	3.3	3.5	3.1	486	469	3.3	3.5	3.6
Other income (expense), net	(62)	8	(1.3)	0.2	nm	(184)	(105)	(1.3)	(0.8)	75.2
Income taxes	177	—	nm	nm	nm	425	127	nm	nm	234.6
Net earnings	$692	$816	14.1%	18.2%	(15.2)%	$2,022	$1,795	13.8%	13.6%	12.6%

Net earnings per diluted share	$1.80	$2.14			(15.9)%	$5.27	$4.70			12.1%
Adjusted net earnings per diluted share(1)	$2.46	$2.12			16.0%	$7.14	$6.34			12.6%

nm - not meaningful

Geographic and Segment Net Sales	Three Months				Nine Months
			Percentage Change				Percentage Change
	2023	2022	As Reported	Constant Currency	2023	2022	As Reported	Constant Currency
Geographic:
United States	$3,678	$3,360	9.5%	9.5%	$10,901	$9,776	11.5%	11.5%
International	1,231	1,119	10.0	8.9	3,782	3,471	9.0	12.2
Total	$4,909	$4,479	9.6%	9.3%	$14,683	$13,247	10.8%	11.7%
Segment:
MedSurg and Neurotechnology	$2,859	$2,588	10.5%	10.3%	$8,409	$7,560	11.2%	12.1%
Orthopaedics and Spine	2,050	1,891	8.4	8.0	6,274	5,687	10.3	11.1
Total	$4,909	$4,479	9.6%	9.3%	$14,683	$13,247	10.8%	11.7%

Supplemental Net Sales Growth Information
	Three Months							Nine Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2023	2022	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2023	2022	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$628	$535	17.6%	17.1%	18.7%	13.3%	11.1%	$1,833	$1,626	12.8%	13.4%	13.6%	9.6%	12.5%
Endoscopy	738	662	11.3	11.3	10.6	14.7	14.5	2,141	1,946	10.0	10.6	9.9	10.4	14.0
Medical	798	765	4.3	4.0	5.7	(2.0)	(3.4)	2,417	2,095	15.4	15.9	15.9	13.1	16.1
Neurovascular	311	294	5.9	6.5	8.7	4.2	5.3	906	901	0.6	3.1	8.3	(4.0)	(0.1)
Neuro Cranial	384	332	15.5	15.5	14.5	20.4	19.8	1,112	992	12.1	12.7	11.1	16.8	20.8
	$2,859	$2,588	10.5%	10.3%	11.2%	7.9%	7.4%	$8,409	$7,560	11.2%	12.1%	12.6%	7.0%	10.5%
Orthopaedics and Spine:
Knees	$515	$481	7.1%	6.9%	5.3%	12.8%	12.0%	$1,643	$1,445	13.7%	14.5%	11.9%	19.1%	22.5%
Hips	362	347	4.5	4.4	3.0	7.1	6.8	1,130	1,038	8.9	10.4	9.1	8.4	12.6
Trauma and Extremities	752	672	11.9	10.9	11.5	13.0	9.3	2,287	2,033	12.5	13.0	13.2	10.8	12.5
Spine	291	280	4.1	3.3	5.4	0.5	(2.7)	871	849	2.6	3.1	5.6	(5.3)	(3.9)
Other	130	111	16.4	17.8	1.8	65.2	70.7	343	322	6.1	8.1	(4.3)	38.2	47.6
	$2,050	$1,891	8.4%	8.0%	6.9%	12.4%	10.6%	$6,274	$5,687	10.3%	11.1%	10.0%	11.1%	14.1%
Total	$4,909	$4,479	9.6%	9.3%	9.5%	10.0%	8.9%	$14,683	$13,247	10.8%	11.7%	11.5%	9.0%	12.2%
Note: Beginning in the first quarter 2023 we consolidated Other MedSurg and Neurotechnology into Endoscopy as Other MedSurg and Neurotechnology (primarily Sustainability Solutions) has been fully integrated into our Endoscopy business. Endoscopy includes sales related to Other of $84 and $72 for the three months 2023 and 2022 and $252 and $218 for the nine months 2023 and 2022. We have reflected these changes in all historical periods presented.

Consolidated Net Sales
Consolidated net sales increased 9.6% in the three months 2023 as reported and 9.3% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.3%. Excluding the 0.1% impact of acquisitions and divestitures, net sales in constant currency increased by 8.9% from increased unit volume and 0.3% due to higher prices. The unit volume increase was due to higher product shipments across all MedSurg and Neurotechnology and Orthopaedics and Spine businesses.
Consolidated net sales increased 10.8% in the nine months 2023 as reported and 11.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.9%. Excluding the 0.2% impact of acquisitions and divestitures, net sales in constant currency increased by 11.0% from increased unit

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2023 Third Quarter Form 10-Q
volume and 0.5% due to higher prices. The unit volume increase was due to higher product shipments across all MedSurg and Neurotechnology and Orthopaedics and Spine businesses.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales increased 10.5% in the three months 2023 as reported and 10.3% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.2%. Excluding the 0.2% impact of acquisitions and divestitures, net sales in constant currency increased by 8.7% from increased unit volume and 1.4% from higher prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology businesses.
MedSurg and Neurotechnology net sales increased 11.2% in the nine months 2023 as reported and 12.1% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.9%. Excluding the 0.3% impact of acquisitions and divestitures, net sales in constant currency increased by 10.2% from increased unit volume and 1.6% from higher prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology businesses.
Orthopaedics and Spine Net Sales
Orthopaedics and Spine net sales increased 8.4% in the three months 2023 as reported and 8.0% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.4%. Net sales in constant currency increased 9.1% from increased unit volume partially offset by 1.1% from lower prices. The unit volume increase was due to higher shipments across all Orthopaedics and Spine businesses.
Orthopaedics and Spine net sales increased 10.3% in the nine months 2023 as reported and 11.1% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Net sales in constant currency increased 12.0% from increased unit volume partially offset by 0.9% from lower prices. The unit volume increase was due to higher shipments across all Orthopaedics and Spine businesses.
Gross Profit
Gross profit was $3,158 and $2,782 in the three months 2023 and 2022. The key components of the change were:

Gross Profit Percent Net Sales
Three Months 2022	62.1%
Sales pricing	10 bps
Volume and mix	90 bps
Manufacturing and supply chain costs	120 bps
Three Months 2023	64.3%
Gross profit as a percentage of net sales in the three months 2023 increased to 64.3% from 62.1% in 2022 due to favorable volume and lower manufacturing and supply chain costs primarily due to supply chain challenges impacting the capital products in our MedSurg businesses in the three months 2022.
Gross profit was $9,355 and $8,342 in the nine months 2023 and 2022. The key components of the change were:

Gross Profit Percent Net Sales
Nine Months 2022	63.0%
Sales pricing	20 bps
Volume and mix	100 bps
Manufacturing and supply chain costs	(60) bps
Inventory stepped up to fair value	10 bps
Nine Months 2023	63.7%
Gross profit as a percentage of net sales in the nine months 2023 increased to 63.7% from 63.0% in 2022 due to higher prices and favorable volume offset by higher manufacturing and supply chain costs primarily due to higher raw material costs and supply chain inefficiencies.
While segment mix was not a significant driver of the change in gross profit as a percent of net sales between the three and nine months 2023 and 2022, we generally expect segment mix to have an unfavorable impact for the foreseeable future as we anticipate more rapid sales growth in our lower gross margin MedSurg and Neurotechnology segment than our Orthopaedics and Spine segment.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $11 or 3.0% in the three months 2023 and decreased as a percentage of net sales to 7.2% from 8.1% in 2022, primarily due to increased costs for product launches and higher spend related to the new medical device regulations in the European Union in the three months 2022.
Research, development and engineering expenses decreased $90 or 8.0% in the nine months 2023 and decreased as a percentage of net sales to 7.1% from 8.5% in 2022, primarily due to increased costs for product launches, the write-off of certain intangible assets and higher spend related to the new medical device regulations in the European Union in the nine months 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $246 or 16.9% in the three months 2023 and increased as a percentage of net sales to 34.7% from 32.5% in 2022, primarily due to disciplined increases in spend and investments to support our growth. Expenses as a percentage of net sales in the three months 2022 included the benefit of a reduction of $110 in the fair value of contingent consideration based on our determination that certain commercial and regulatory milestones related to technology acquired in the purchase of Mobius Imaging and Cardan Robotics were no longer probable of being achieved.
Selling, general and administrative expenses increased $484 or 10.3% in the nine months 2023 and decreased as a percentage of net sales to 35.3% from 35.5% in 2022. The increase in selling, general and administrative expenses in the nine months 2023 was primarily due to disciplined increases in spend and investments to support our growth. Expenses as a percentage of net sales in the nine months 2022 included the impact of $132 of charges for share-based awards for Vocera employees that vested upon our acquisition, offset by the benefit of the reduction in fair value of contingent consideration described above.
Recall Charges, Net
Recall charges, net were a charge of $9 and credit of $4 in the three months and charges of $12 and $14 in the nine months 2023 and 2022. Charges in the three and nine months 2023 were primarily related to LFIT Anatomic CoCr V40 Femoral Heads. Charges in the nine months 2022 were primarily related to Wright hip products. Refer to Note 6 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $164 and $159 in the three months and $486 and $469 in the nine months 2023 and 2022. Refer to Note 7 to our Consolidated Financial Statements for further information.

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2023 Third Quarter Form 10-Q
Operating Income
Operating income was $931 and $808 in the three months 2023 and 2022. Operating income as a percentage of net sales in the three months 2023 increased to 19.0% from 18.0% in 2022. Refer to the comments above for discussion of the primary drivers of the change.
Operating income was $2,631 and $2,027 in the nine months 2023 and 2022. Operating income as a percentage of net sales in the nine months 2023 increased to 17.9% from 15.3% in 2022. Refer to the comments above for discussion of the primary drivers of the change.
MedSurg and Neurotechnology operating income as a percentage of net sales increased to 30.0% in the three months 2023 from 23.6% in 2022. Orthopaedics and Spine operating income as a percentage of net sales decreased to 24.3% in the three months 2023 from 28.2% in 2022. The key components of the change were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics and Spine
Three Months 2022	23.6%	28.2%
Sales pricing	110 bps	(80) bps
Volume	350 bps	440 bps
Manufacturing and supply chain costs	500 bps	(280) bps
Research, development and engineering expenses	0 bps	(80) bps
Selling, general and administrative expenses	(320) bps	(390) bps
Three Months 2023	30.0%	24.3%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales for the three months was primarily driven by higher unit volumes and lower manufacturing and supply chain costs due to supply chain challenges impacting the capital products in our MedSurg businesses in the three months 2022 partially offset by higher selling, general and administrative expenses due to disciplined increases in spend and investments to support our growth.
The decrease in Orthopaedics and Spine operating income as a percentage of net sales for the three months was primarily driven by higher selling, general and administrative expenses due to disciplined increases in spend and investments to support our growth and higher manufacturing and supply chain costs primarily due to increased inventory reserves partially offset by higher unit volumes.
MedSurg and Neurotechnology operating income as a percentage of net sales increased to 26.9% in the nine months 2023 from 24.7% in 2022. Orthopaedics and Spine operating income as a percentage of net sales decreased to 27.1% in the nine months 2023 from 28.4% in 2022. The key components of the change were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics and Spine
Nine Months 2022	24.7%	28.4%
Sales pricing	120 bps	(60) bps
Volume	400 bps	550 bps
Manufacturing and supply chain costs	60 bps	(150) bps
Research, development and engineering expenses	0 bps	(20) bps
Selling, general and administrative expenses	(360) bps	(450) bps
Nine Months 2023	26.9%	27.1%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales for the nine months was primarily driven by higher unit volumes and higher prices partially offset by higher selling, general and administrative expenses due to disciplined increases in spend and investments to support our growth.
The decrease in Orthopaedics and Spine operating income as a percentage of net sales for the nine months was primarily driven by higher selling, general and administrative expenses due to disciplined increases in spend and investments to support our growth and higher manufacturing and supply chain costs primarily due to supply chain inefficiencies partially offset by higher unit volumes.
Other Income (Expense), Net
Other income (expense), net was ($62) and $8 in the three months and ($184) and ($105) in the nine months 2023 and 2022. The increase in net expense in the three months 2023 was primarily due to higher interest expense and the release of accrued interest of $50 in the three months 2022 related to the effective settlement of the United States federal income tax audit for years 2014 through 2018. The increase in net expense in the nine months 2023 was primarily due to foreign currency fluctuations, higher interest expense and the release of accrued interest of $50 in the nine months 2022 related to the effective settlement of the United States federal income tax audit for years 2014 through 2018, partially offset by higher interest income.
Income Taxes
Our effective tax rates were 20.4% and 17.4% in the three and nine months 2023 and 0.0% and 6.6% in the three and nine months 2022. The effective tax rates for the three and nine months 2023 and 2022 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items. The effective tax rates for the three and nine months 2022 also reflect income tax benefits of $162 due to the effective settlement of the United States federal income tax audit for years 2014 through 2018. In addition, the effective tax rate for the nine months 2022 reflects the reversal of deferred income tax on undistributed earnings of foreign subsidiaries as our revised capital plan determined that certain cash outside of the United States would no longer need to be repatriated during the period previously contemplated.
Net Earnings
Net earnings decreased to $692 or $1.80 per diluted share in the three months 2023 from $816 or $2.14 per diluted share in 2022. Adjusted net earnings per diluted share(1) was $2.46 in three months 2023, an increase of 16.0% from 2022.
Net earnings increased to $2,022 or $5.27 per diluted share in the nine months 2023 from $1,795 or $4.70 per diluted share in 2022. Adjusted net earnings per diluted share(1) was $7.14 in the nine months 2023, an increase of 12.6% from 2022.

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2023 Third Quarter Form 10-Q
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2023 Third Quarter Form 10-Q

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2023	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,158	$1,701	$353	$931	$(62)	$177	$692	20.4%	$1.80
Reported percent net sales	64.3%	34.7%	7.2%	19.0%	(1.3)%	nm	14.1%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	—	1	—	(1)	—	(28)	27	(3.1)	0.07
Amortization of purchased intangible assets	—	—	—	164	—	36	128	1.6	0.34
Structural optimization and other special charges (b)	19	(9)	—	28	—	7	21	0.3	0.06
Medical device regulations (c)	1	—	(18)	19	—	4	15	0.2	0.04
Recall-related matters (d)	—	—	—	9	—	2	7	0.1	0.01
Regulatory and legal matters (e)	—	1	—	(1)	—	1	(2)	0.1	—
Tax matters (f)	—	—	—	—	1	(55)	56	(6.4)	0.14
Adjusted	$3,178	$1,694	$335	$1,149	$(61)	$144	$944	13.2%	$2.46
Adjusted percent net sales	64.7%	34.5%	6.8%	23.4%	(1.2)%	nm	19.2%

Three Months 2022	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$2,782	$1,455	$364	$808	$8	$—	$816	—%	$2.14
Reported percent net sales	62.1%	32.5%	8.1%	18.0%	0.2%	nm	18.2%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	—	78	—	(78)	—	4	(82)	2.0	(0.21)
Amortization of purchased intangible assets	—	—	—	159	—	27	132	0.5	0.34
Structural optimization and other special charges (b)	19	(31)	(8)	58	—	8	50	—	0.13
Medical device regulations (c)	1	2	(39)	38	—	6	32	0.1	0.08
Recall-related matters (d)	—	—	—	(4)	—	—	(4)	—	(0.01)
Regulatory and legal matters (e)	—	(20)	—	20	—	5	15	0.2	0.04
Tax matters (f)	—	—	—	—	(62)	87	(149)	11.7	(0.39)
Adjusted	$2,802	$1,484	$317	$1,001	$(54)	$137	$810	14.5%	$2.12
Adjusted percent net sales	62.6%	33.1%	7.1%	22.3%	(1.2)%	nm	18.1%

(a)	Charges represent certain acquisition and integration-related costs associated with acquisitions, including charges for termination of sales relationships ($2 in 2023, $2 in 2022), employee retention and workforce reductions ($3 in 2023, $11 in 2022), changes in the fair value of contingent consideration (($4) in 2023, ($107) in 2022), manufacturing integration costs ($0 in 2023, $6 in 2022), adjustments to acquisition-related tax provisions (charges of $28 included in Income Taxes for 2023, $0 for 2022) and other integration-related activities such as deal costs and costs associated with legal entity rationalization (($2) in 2023, $10 in 2022).
(b)	Charges represent the costs associated with employee retention and workforce reductions (($5) in 2023, $7 in 2022), the closure/transfer of manufacturing and other facilities, including site closure costs, contract termination costs and redundant employee costs during the work transfers ($12 in 2023, $16 in 2022), product line exits (primarily inventory, long-lived asset and specifically-identified intangible asset write-offs) ($7 in 2023, $15 in 2022), certain long-lived and intangible asset write-offs and impairments ($9 in 2023, $12 in 2022) and other charges ($5 in 2023, $8 in 2022).
(c)	Charges represent the costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union.
(d)	Charges represent changes in our best estimate of the minimum of the range of probable loss to resolve certain recall-related matters.
(e)	Charges represent changes in our best estimate of the minimum of the range of probable loss to resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
(f)	Benefits and charges represent the accounting impact of certain significant and discrete tax items, including adjustments related to the transfer of certain intellectual properties between tax jurisdictions (charges of $44 in 2023 and $46 in 2022) and certain tax audit settlements ($0 for 2023, benefit of $45 included in Other Income (Expense) and benefit of $162 included in Income Taxes for 2022).

Nine Months 2023	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$9,355	$5,188	$1,038	$2,631	$(184)	$425	$2,022	17.4%	$5.27
Reported percent net sales	63.7%	35.3%	7.1%	17.9%	(1.3)%	nm	13.8%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	—	(7)	—	7	—	(25)	32	(1.0)	0.08
Amortization of purchased intangible assets	—	—	—	486	—	104	382	1.5	1.00
Structural optimization and other special charges (b)	30	(112)	—	142	—	32	110	0.5	0.29
Medical device regulations (c)	1	—	(73)	74	—	17	57	0.3	0.15
Recall-related matters (d)	—	—	—	12	—	3	9	—	0.02
Regulatory and legal matters (e)	—	(19)	—	19	—	4	15	—	0.04
Tax matters (f)	—	—	—	—	(8)	(121)	113	(4.9)	0.29
Adjusted	$9,386	$5,050	$965	$3,371	$(192)	$439	$2,740	13.8%	$7.14
Adjusted percent net sales	63.9%	34.4%	6.6%	23.0%	(1.3)%	nm	18.7%

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2023 Third Quarter Form 10-Q

Nine Months 2022	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$8,342	$4,704	$1,128	$2,027	$(105)	$127	$1,795	6.6%	$4.70
Reported percent net sales	63.0%	35.5%	8.5%	15.3%	(0.8)%	nm	13.6%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	12	—	—	12	—	3	9	—	0.02
Other acquisition and integration-related (a)	—	(96)	—	96	—	50	46	1.9	0.12
Amortization of purchased intangible assets	—	—	—	469	—	98	371	1.7	0.97
Structural optimization and other special charges (b)	29	(113)	(87)	229	—	39	190	0.4	0.50
Medical device regulations (c)	3	—	(95)	98	—	16	82	0.1	0.21
Recall-related matters (d)	—	—	—	14	—	4	10	0.1	0.03
Regulatory and legal matters (e)	—	(53)	—	53	—	14	39	0.3	0.10
Tax matters (f)	—	—	—	—	(74)	46	(120)	3.0	(0.31)
Adjusted	$8,386	$4,442	$946	$2,998	$(179)	$397	$2,422	14.1%	$6.34
Adjusted percent net sales	63.3%	33.5%	7.1%	22.6%	(1.4)%	nm	18.3%

(a)	Charges represent certain acquisition and integration-related costs associated with acquisitions, including charges for termination of sales relationships ($2 in 2023, $16 in 2022), employee retention and workforce reductions ($3 in 2023, $29 in 2022), changes in the fair value of contingent consideration (($7) in 2023, ($132) in 2022), manufacturing integration costs ($2 in 2023, $23 in 2022), stock compensation payments upon a change in control ($0 in 2023, $132 in 2022), adjustments to acquisition-related tax provisions (charges of $28 included in Income Taxes for 2023, $0 for 2022) and other integration-related activities such as deal costs and costs associated with legal entity rationalization ($7 in 2023, $28 in 2022).
(b)	Charges represent the costs associated with employee retention and workforce reductions ($63 in 2023, $36 in 2022), the closure/transfer of manufacturing and other facilities, including site closure costs, contract termination costs and redundant employee costs during the work transfers ($36 in 2023, $62 in 2022), product line exits (primarily inventory, long-lived asset and specifically-identified intangible asset write-offs) ($16 in 2023, $7 in 2022), certain long-lived and intangible asset write-offs and impairments ($12 in 2023, $104 in 2022) and other charges ($15 in 2023, $20 in 2022).
(c)	Charges represent the costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union.
(d)	Charges represent changes in our best estimate of the minimum of the range of probable loss to resolve certain recall-related matters.
(e)	Charges represent changes in our best estimate of the minimum of the range of probable loss to resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
(f)	Benefits and charges represent the accounting impact of certain significant and discrete tax items, including adjustments related to the transfer of certain intellectual properties between tax jurisdictions (charges of $138 in 2023 and $138 in 2022), certain tax audit settlements (benefit of $9 included in Other Income (Expense), Net for 2023 and benefit of $24 included in Income Taxes for 2023, benefit of $45 included in Other Income (Expense) and benefit of $162 included in Income Taxes for 2022) and the reversal of deferred income tax on undistributed earnings of foreign subsidiaries ($0 for 2023, benefit of $71 for 2022).

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months
	2023	2022
Net cash provided by (used in):
Operating activities	$2,183	$1,621
Investing activities	(810)	(2,762)
Financing activities	(1,308)	(303)
Effect of exchange rate changes on cash and cash equivalents	(49)	(80)
Change in cash and cash equivalents	$16	$(1,524)
Operating Activities
Cash provided by operating activities was $2,183 and $1,621 in the nine months 2023 and 2022. The increase was primarily due to net earnings and higher accounts receivable collections.
Investing Activities
Cash used in investing activities was $810 and $2,762 in the nine months 2023 and 2022. The nine months 2023 included cash paid for the Cerus acquisition and the nine months 2022 included cash paid for the Vocera acquisition partially offset by settlements of certain foreign currency forward contracts designated as net investment hedges. Refer to Note 7 to our Consolidated Financial Statements for further information on the Cerus and Vocera acquisitions.
Financing Activities
Cash used in financing activities was $1,308 and $303 in the nine months 2023 and 2022. Cash used in 2023 was primarily due to dividend payments of $854, repayments of $850 on the term loan used to fund the acquisition of Vocera and cash paid of $121 for taxes on withheld shares, partially offset by proceeds from the issuance of €500 of floating rate senior notes. Cash used in financing activities in 2022 was primarily due to $500 of payments on the $1,500 term loan used to fund the acquisition of Vocera, dividend payments of $788, net repayments of $376 on short-term borrowings and cash paid of $89 for taxes on withheld shares.
We did not repurchase any shares in the nine months 2023 and 2022.
Liquidity
Cash, cash equivalents and marketable securities were $1,936 and $1,928 on September 30, 2023 and December 31, 2022. Current assets exceeded current liabilities by $3,587 and $3,972 on September 30, 2023 and December 31, 2022. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines.
We have raised funds in the capital markets and have accessed the credit markets in the past and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 28% on September 30, 2023 compared to 36% on December 31, 2022.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for 2022, except as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
New Accounting Pronouncements Not Yet Adopted
Refer to Note 1 to our Consolidated Financial Statements for information.

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2023 Third Quarter Form 10-Q
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on September 30, 2023. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial reporting during the nine months 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
We issued 70 shares of our common stock in the three months 2023 as performance incentive awards to employees. These shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the nine months 2023 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of September 30, 2023.

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

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2023 Third Quarter Form 10-Q

ITEM 6.	EXHIBITS

31(i)	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)*	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)*	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
* Furnished with this Form 10-Q

18

STRYKER CORPORATION	2023 Third Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	November 3, 2023	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair, Chief Executive Officer and President

Date:	November 3, 2023	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

19