Form 10-K
period 2023-12-31
STRYKER CORP
filed 2024-02-14
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-13149

STRYKER CORPORATION
(Exact name of registrant as specified in its charter)

Michigan			38-1239739
(State of incorporation)			(I.R.S. Employer Identification No.)

1941 Stryker Way,	Portage,	Michigan	49002
(Address of principal executive offices)			(Zip Code)

	(269)	385-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 Par Value	SYK	New York Stock Exchange
0.250% Notes due 2024	SYK24A	New York Stock Exchange
2.125% Notes due 2027	SYK27	New York Stock Exchange
3.375% Notes due 2028	SYK28	New York Stock Exchange
0.750% Notes due 2029	SYK29	New York Stock Exchange
2.625% Notes due 2030	SYK30	New York Stock Exchange
1.000% Notes due 2031	SYK31	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $109,722,902,589 at June 30, 2023. There were 380,264,036 shares outstanding of the registrant’s common stock, $0.10 par value, on January 31, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2024 Annual Meeting of Shareholders (the 2024 proxy statement) are incorporated by reference into Part III.

STRYKER CORPORATION	2023 FORM 10-K

STRYKER CORPORATION	2023 FORM 10-K

PART I

ITEM 1.	BUSINESS.
Stryker Corporation (Stryker or the Company) is a global leader in medical technologies and, together with our customers, we are driven to make healthcare better. We offer innovative products and services in MedSurg, Neurotechnology, Orthopaedics and Spine that help improve patient and healthcare outcomes. Alongside our customers around the world, we impact more than 150 million patients annually.
Our core values guide our behaviors and actions and are fundamental to how we execute our mission.
Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a prominent orthopaedic surgeon and inventor of several medical products. Our products are sold in approximately 75 countries through company-owned subsidiaries and branches as well as third-party dealers and distributors, and include surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; clinical communication and workflow solutions; neurosurgical and neurovascular devices; implants used in joint replacement and trauma surgeries; Mako Robotic-Arm Assisted technology; spinal devices; as well as other products used in a variety of medical specialties. Most of our products are marketed directly to doctors, hospitals and other healthcare facilities.
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

Net Sales by Reportable Segment
	2023		2022		2021
MedSurg and Neurotechnology	$11,836	58%	$10,611	58%	$9,538	56%
Orthopaedics and Spine	8,662	42	7,838	42	7,570	44
Total	$20,498	100%	$18,449	100%	$17,108	100%

MedSurg and Neurotechnology
MedSurg products include surgical equipment, patient and caregiver safety technologies, and navigation systems (Instruments), endoscopic and communications systems and reprocessed and remanufactured medical devices (Endoscopy), and patient handling, emergency medical equipment, intensive care disposable products and clinical communication and workflow solutions (Medical). Neurotechnology includes neurosurgical, neurovascular and craniomaxillofacial implant products. Our neurotechnology offering includes products used for minimally invasive endovascular procedures; a comprehensive line of products for traditional brain and open skull based surgical procedures; orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products (Neuro Cranial); and minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke (Neurovascular). The craniomaxillofacial implant offering includes cranial, maxillofacial and chest wall devices as well as dural substitutes and sealants.
We are one of five leading global competitors in Instruments; the other four being Zimmer Biomet Holdings, Inc. (Zimmer), Medtronic plc (Medtronic), Johnson & Johnson and ConMed Linvatec, Inc. (a subsidiary of CONMED Corporation). We are one of seven leading global competitors in Endoscopy; the other six being Karl Storz GmbH & Co., Olympus Optical Co. Ltd., Smith & Nephew plc (Smith & Nephew), ConMed Linvatec, Arthrex, Inc. and STERIS plc. We are one of five leading global competitors in Medical; the other four being Baxter International Inc., Zoll Medical Corporation, Medline Industries and Ferno-Washington, Inc. We are one of five leading global competitors in Neurotechnology; the other four being Medtronic, Johnson & Johnson, Terumo Corporation and Penumbra, Inc.

Composition of MedSurg and Neurotechnology Net Sales
	2023		2022		2021
Instruments	$2,569	22%	$2,279	21%	$2,111	22%
Endoscopy	3,033	26	2,725	26	2,418	25
Medical	3,459	29	3,031	29	2,607	27
Neurovascular	1,226	10	1,200	11	1,188	13
Neuro Cranial	1,549	13	1,376	13	1,214	13
Total	$11,836	100%	$10,611	100%	$9,538	100%
In 2023 Instruments launched the Neptune S, which is the only constantly closed low-fluid waste management system on the market. Instruments also saw continued momentum from the launch of the System 9 total joint power tool.
Endoscopy expanded its product offering with the launch of the 4K 1788 Camera platform that features several enhancements for a broader range of clinical applications and specialties, including urology, neurology and ear, nose and throat. In addition, 1788 can be used to visualize indocyanine green and Cytalux.
Medical launched the Xpedition powered stair chair, designed with an integrated workflow for first responders, maintaining the same storage footprint as Stryker's Stair-PRO and enhanced user interface for ease of use. Xpedition allows caregivers to safely and ergonomically move patients over a variety of terrains.
Neurovascular completed the acquisition of Cerus Endovascular Limited (Cerus), a leader in the design and development of neurointerventional devices for the treatment of intracranial aneurysms. The acquisition of Cerus is highly complementary to our Neurovascular business and strengthens our hemorrhagic portfolio globally. Neurovascular also launched the Target Tetra coil in the United States, Japan, Korea and Europe, Middle East, Africa for the treatment of small aneurysms and the Vecta 46 Intermediate Catheter in the United States, Japan and Korea.

Dollar amounts in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2023 FORM 10-K
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
We are one of four leading global competitors for joint replacement and trauma and extremities products and robotics; the other three being Zimmer, DePuy Synthes (a Johnson & Johnson company) and Smith & Nephew. We are one of four leading global competitors in Spine; the other three being Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic), Globus Medical, Inc. (including Nuvasive) and DePuy Synthes.

Composition of Orthopaedics and Spine Net Sales
	2023		2022		2021
Knees	$2,273	26%	$1,997	25%	$1,848	25%
Hips	1,544	18	1,413	18	1,342	18
Trauma and Extremities	3,147	36	2,807	36	2,664	35
Spine	1,189	14	1,146	15	1,167	15
Other	509	6	475	6	549	7
Total	$8,662	100%	$7,838	100%	$7,570	100%
In 2023 we continued our full commercial launch of the Insignia hip stem. Insignia received approval in Japan from the Pharmaceuticals and Medical Devices Agency and clinical cases occurred in December 2023. With the addition of Japan, Insignia is now being used clinically in six countries worldwide (United States, Canada, Japan, New Zealand, Singapore and Hong Kong). We also saw our first clinical use of the Triathlon Hinge revision knee system in August 2023. The Hinge product helps restore patient mobility in challenging cases and we anticipate moving towards full commercial launch in 2024. In 2023 we celebrated the 10th anniversary of the Triathlon Tritanium Baseplate. Since its introduction in 2013, Triathlon Cementless, which includes the Triathlon Tritanium Baseplate, has delivered a decade of positive patient impact, demonstrated impressive survivorship data and has become a trusted solution for surgeons across the globe.
In 2023 we celebrated the 10-year anniversary of the Mako Surgical Corp. acquisition and the Mako SmartRobotics™ technology. Over the past ten years, this groundbreaking technology has transformed the orthopaedics landscape, resulting in tremendous patient impact for surgeons and their patients. Additionally, we reached the milestone of 1 million Mako SmartRobotics™ procedures performed globally.
Raw Materials and Inventory
Raw materials essential to our business are generally readily available from multiple sources; however, certain of our raw materials are currently sourced from single suppliers. Substantially all products we manufacture are stocked in inventory, while certain MedSurg products are assembled to order.
Patents and Trademarks
Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of such products restricts competitors from duplicating these unique designs and features. We seek to obtain patent protection on our products whenever appropriate for protecting our competitive advantage. On December 31, 2023 we owned approximately 5,200 United States patents and approximately 7,700 patents in other countries.
Seasonality
Our business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is typically lower in the summer months, and sales of capital equipment are generally higher in the fourth quarter.
Competition
In each of our product lines we compete with local and global companies. The development of innovative products is important to our success in all areas of our business. Competition in research involving the development and improvement of new and existing products and processes is particularly significant. The competitive environment requires substantial investments in continuing research and maintaining sales forces.
We believe our commitment to innovation, quality and service and our reputation differentiates us in the highly competitive product categories in which we operate and enables us to compete effectively. We believe that our competitive position in the future will depend to a large degree on our ability to develop new products and make improvements to existing products.
Regulation
Our businesses are subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation. We are required to comply with the unique regulatory requirements of each country in which we market and sell our products.
In the United States the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and its subsequent amendments and the regulations issued and proposed thereunder provide for federal regulation by the United States Food and Drug Administration (FDA) of the design, manufacture and marketing of medical devices, including most of our products. In addition, state licensing requirements often apply to certain of our business operations and products. On the federal level, many of our new products fall into FDA classifications that require notification submitted as a 510(k) and review by the FDA before we begin marketing them. Certain of our products require extensive clinical testing, consisting of safety and efficacy studies, followed by pre-market approval applications for specific surgical indications. Certain of our products also fall under other FDA classifications, such as drugs and Human Cells, Tissues, and Cellular and Tissue-Based Products.
The FDA's Quality System regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities by the FDA. There are also certain requirements of

Dollar amounts in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2023 FORM 10-K
state, local and foreign governments that must be complied with in the manufacture and marketing of our products.
The European Union enacted the European Union Medical Device Regulation in May 2017 with an original effective date of May 2021, which imposes stricter requirements for the marketing and sale of medical devices, including in the areas of clinical evaluation requirements, quality systems, labeling and post-market surveillance. Extended transition timelines were published in 2023 which range from May 2026 through December 2028 depending on the type of device and our implementation is on track to meet these timelines.
Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets we do business. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. It is not possible to predict at this time the long-term impact of such cost containment measures on our future business. In addition, business practices in the healthcare industry are scrutinized, particularly in the United States, by federal and state government agencies. The resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.
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
Employees
On December 31, 2023 we had approximately 52,000 employees globally, with approximately 27,000 employees in the United States. Our talented employees are an integral reason for our standing as a global leader in medical technologies where, together with our customers, we are driven to make healthcare better. Our company values of integrity, accountability, people and performance are a key component of that mission. Our people, as one of our core values, continue to be a key focus.
Our success depends on our ability to attract the best talent. To do so, we continue to focus on creating and maintaining a great workplace. We believe in attracting the right people, maintaining and building employee engagement and developing our employees. We believe when people are able to do what they do best, they will look forward to coming to work and, in turn, will deliver great business results.
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
We encourage all employees to establish development objectives, in partnership with their manager, to help employees gain the needed development experience to grow their careers.
Employee Engagement
An engaged workplace culture that drives performance and business outcomes is central to our mission. Listening to and learning from our employees forms the foundation of an engaging culture. More than 90% of our employees participate in our annual engagement survey, which provides a valued platform for listening and allows us to take action based on the feedback collected.
We supplement our annual engagement survey with targeted pulse surveys to gather feedback on topics relevant to the current climate. In addition, we establish forums for collecting qualitative feedback to gain insights and identify actions we can take so that employees feel included, engaged and able to achieve their full potential.
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
•Increasing access to talent through strategic partnerships and campaigns
•Growing and engaging talent with a range of opportunities to learn and develop
•Aligning our employee resource groups to focus on creating community and belonging
As of December 31, 2023 approximately 38.1% of our employees were women and 27.9% of our employees in the United States identified as racially or ethnically diverse.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2023 FORM 10-K
We offer market-competitive base pay and benefits to our employees in countries around the world. We regularly evaluate our compensation and benefit offerings and levels, using recognized outside consulting firms to ensure internal fairness and competitiveness in our offerings.
Most of our employees also have variable components to their compensation packages that reward employees based on individual, business unit and/or company-wide performance.
Our proxy statement provides more detail on the competitive compensation programs we offer.
Information about our Executive Officers

As of January 31, 2024
Name	Age	Title	First Became an Executive Officer
Kevin A. Lobo	58	Chair, Chief Executive Officer and President	2011
Yin C. Becker	60	Vice President, Chief Corporate Affairs Officer	2016
William E. Berry Jr.	58	Vice President, Chief Accounting Officer	2014
Glenn S. Boehnlein	62	Vice President, Chief Financial Officer	2016
M. Kathryn Fink	54	Vice President, Chief Human Resources Officer	2016
Robert S. Fletcher	53	Vice President, Chief Legal Officer	2019
Viju S. Menon	56	Group President, Global Quality and Operations	2018
J. Andrew Pierce	50	Group President, MedSurg and Neurotechnology	2021
Spencer S. Stiles	47	Group President, Orthopaedics and Spine	2021
Each of our executive officers was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 2024 or until a successor is chosen and qualified or until his or her resignation or removal. Each of our executive officers held the position above or served Stryker in various executive or administrative capacities for at least five years, except for Mr. Fletcher. Prior to joining Stryker in April 2019, Mr. Fletcher held various legal leadership roles with Johnson & Johnson for the previous 14 years, most recently as the Worldwide Vice President, Litigation.
Available Information
Our main corporate website address is www.stryker.com. The information on our website is not incorporated by reference into this report. Copies of our filings with the United States Securities and Exchange Commission (SEC) are available free of charge on our website within the "Investors Relations" section as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC's website at www.sec.gov.

ITEM 1A.	RISK FACTORS.
This report contains statements that are not historical facts and are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include, without limitation, words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "goal," "strategy" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements, historical experience or our present expectations. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include:
•weakening of economic conditions, or the anticipation thereof, that could adversely affect the level of demand for our products;
•geopolitical risks, including from international conflicts and upcoming elections in the United States and other countries, which could, among other things, lead to increased market volatility;
•pricing pressures generally, including cost-containment measures that could adversely affect the price of or demand for our products;
•changes in foreign currency exchange markets;
•legislative and regulatory actions;
•unanticipated issues arising in connection with clinical studies and otherwise that affect approval of new products by the FDA and foreign regulatory agencies;
•inflationary pressures;
•increased interest rates or interest rate volatility;
•supply chain disruptions;
•changes in labor markets;
•changes in reimbursement levels from third-party payors;
•a significant increase in product liability claims;
•the ultimate total cost with respect to recall-related and other regulatory and quality matters;
•the impact of investigative and legal proceedings and compliance risks;
•resolution of tax audits;
•changes in tax laws and regulations;
•the impact of legislation to reform the healthcare system in the United States or other countries;
•costs to comply with medical device regulations;
•changes in financial markets;
•changes in our credit ratings;
•changes in the competitive environment;
•our ability to integrate and realize the anticipated benefits of acquisitions in full or at all or within the expected timeframes;
•our ability to realize anticipated cost savings;
•potential negative impacts resulting from climate change or other environmental, social and governance and sustainability related matters;
•the impact on our operations and financial results of any public health emergency and any related policies and actions by governments or other third parties;
•breaches or failures of our or our vendors’ or customers’ information technology systems or products, including by cyber-attack, data leakage, unauthorized access or theft; and
•other risks detailed in our filings with the SEC.
While we believe that the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements

Dollar amounts in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2023 FORM 10-K
contained in this report are qualified in their entirety by this cautionary statement. We expressly disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions or circumstances on which those expectations may be based, or that affect the likelihood that actual results will differ from those contained in the forward-looking statements.
Our operations and financial results are subject to various risks and uncertainties discussed below that could materially and adversely affect our business, cash flows, financial condition and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem not to be material or that could apply to any company may also materially and adversely affect our business, cash flows, financial condition or results of operations. If any of the risks discussed below or other risks actually occur or continue to occur, our business, financial condition, operating results or cash flows could be materially adversely affected. Accordingly, you should carefully consider the following risk factors, as well as other information contained in or incorporated by reference in this report.
BUSINESS AND OPERATIONAL RISKS
We use a variety of raw materials, components, devices and third-party services in our global supply chains, production and distribution processes; significant shortages, price increases or unavailability of third-party services have in the past increased, and could in the future increase, our operating costs and could require significant capital expenditures or adversely impact the competitive position of our products: Our reliance on certain suppliers to secure raw materials, components and finished devices, and on certain third-party service providers, such as sterilization service providers, exposes us to product shortages and unanticipated increases in prices, whether due to inflationary pressure, regulatory changes, litigation exposure, geopolitical tensions or otherwise. For example, in the past we experienced limited product availability due to an electronic components shortage in certain product lines. If a similar shortage occurs in the future with respect to other raw materials or components, we may not be able to obtain them from our suppliers on a timely basis, or at all, or identify alternative suppliers. In addition, several raw materials, components, finished devices and services are procured from a sole source due to the quality considerations, unique intellectual property considerations or constraints associated with regulatory requirements. If sole-source suppliers or service providers are unable or unwilling to deliver these materials or services as a result of financial difficulties, acquisition by a third party, natural disasters or otherwise, we may not be able to manufacture or have available one or more products during such period of unavailability and our business could suffer. In certain cases, we may not be able to establish additional or replacement suppliers for such materials or service providers for such services in a timely or cost-effective manner, often as a result of FDA and other regulations that require, among other things, validation of materials, components and services prior to their use in or with our products. In certain instances we have been unable to meet demand due to supply chain challenges, which has led to loss of sales. Although the impacts have not been material to date, an inability to meet demand due to supply chain challenges in the future could materially adversely impact our reputation, the competitive position of our products and our business. Any of the foregoing risks could have a material adverse impact on our profitability and results of operations.
In addition, since 2022 the market has experienced increasing inflationary pressures in part due to global supply chain disruptions, labor shortages and other impacts following the COVID-19 pandemic. We expect these inflationary pressures will continue. Inflation in the United States and in many of the countries where we conduct business has resulted in, and may continue to result in, higher interest rates and increased capital, energy, shipping and labor costs, weakening or strengthening exchange rates against the United States Dollar and other similar effects. We have experienced, and may continue to experience, inflationary increases in manufacturing costs and operating expenses, as well as negative impacts from weakening or strengthening exchange rates against the United States Dollar. Although we have been able to pass certain cost increases on to our customers, we have not been able to pass along all cost increases and we cannot guarantee that we will be able to do so in the future. Inflation, higher interest rates or interest rate volatility may also cause our customers to reduce or delay orders for our products and services. Any of the foregoing could have a material adverse impact on our sales, profitability and results of operations.
We are subject to pricing pressures as a result of cost containment measures in the United States and other countries and other factors: Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets in which we do business. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. For example, China has implemented a volume-based procurement process designed to decrease prices for medical devices and other products. This has already impacted our joint replacement and spine businesses on a national level, and our trauma and certain neurovascular products on a provincial level, and we expect further adoption of volume-based procurement provincially or nationally in China in 2024. Pricing pressure has also increased due to continued consolidation among healthcare providers, trends toward managed care, the shift toward governments becoming the primary payers of healthcare expenses, reduction in reimbursement levels and medical procedure volumes and government laws and regulations relating to sales and promotion, reimbursement and pricing generally. We have also reduced prices for certain products due to increased competition and if we further reduce prices, we could become less profitable. In addition, due to healthcare industry consolidation in recent years, competition to provide goods and services to industry participants has become, and may continue to become, more intense, and this consolidation has produced, and may continue to produce, larger enterprises with more bargaining power. Pricing pressures related to any of the foregoing or other factors have impacted and could in the future impact our results of operations and profitability.
We operate in a highly competitive industry in which competition in the development and improvement of new and existing products is significant: The markets in which we compete are highly competitive, and a significant element of our strategy is to increase revenue growth by focusing on innovation and new product development. New business models, products and surgical procedures are introduced on an ongoing basis and our present or future products could be rendered obsolete or uneconomical by internal or external technological advances, as we continue to innovate to address physician and patient needs, or by our existing competitors and new market entrants. Our existing competitors and new market entrants may respond more quickly to or integrate new or emerging technologies such as robotics, artificial intelligence and machine learning in their product offerings, undertake more extensive marketing campaigns, have greater access to clinical information to support ongoing product position in the market, have greater financial, marketing and other resources or be more successful in attracting potential customers, employees and strategic partners. There can be no assurance that any products now in development, or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch

Dollar amounts in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2023 FORM 10-K
new products, our ability to maintain or expand our market position in the markets in which we participate may be negatively impacted.
We may be unable to maintain adequate working relationships with healthcare professionals: We seek to maintain close working relationships with respected physicians and medical personnel in healthcare organizations, such as hospitals and universities, who assist in product research and development. We rely on these professionals to assist us in the development and improvement of proprietary products. If we are unable to maintain these relationships due to regulatory restrictions, hospital access restrictions for non-patients or for other reasons, our ability to develop, market and sell new and improved products could be adversely affected. For example, China's National Health Commission has launched an anti-corruption campaign focused on investigating government officials and individuals employed by state-owned entities and public institutions in the healthcare sector, which has resulted in us seeing some limitations to physician and surgeon access. Although this has not had a material impact on our business, if other jurisdictions were to take this approach, our business could be adversely impacted.
We rely on indirect distribution channels and major distributors that are independent of Stryker: In many markets we rely on indirect distribution channels to market, distribute and sell our products. These indirect channels often are the main point of contact for the healthcare professionals and healthcare organization customers who buy and use our products. Our ability to continue to market, distribute and sell our products may be at risk if the indirect channels become insolvent, choose to sell competitive products, choose to stop selling medical technology, fail to adhere to Stryker requirements or are subject to new or additional government regulation.
We are subject to risks associated with our extensive global operations: We develop, manufacture and distribute our products globally. Our global operations are subject to risks and costs related to, among other things, changes in reimbursement; changes in regulatory requirements (such as the staggered phase-in period for manufacturers to comply with the European Union Medical Device Regulation (MDR) through December 2028); differing local product preferences and product requirements; diminished protection of intellectual property in some countries; tariffs and other trade protection measures, as well as increasing localization and protectionism policies in certain jurisdictions; international trade disputes and import or export requirements; difficulty in staffing and managing foreign operations; introduction of new internal business structures and programs; political and economic instability; current or potential geopolitical conflicts, such as the tensions between China and Taiwan and the wars in Ukraine and the Middle East, and related sanctions and other developments; disruptions of transportation, including port closures, increased border controls or border closures or reduced transportation availability, due to military conflicts, a global pandemic of contagious diseases like COVID-19 or otherwise; increased energy or transportation costs; fluctuations in currency exchange rates and financial markets; and increased security threats to our supply chain. Many of these risks are rapidly evolving and subject to an accelerating pace of change. Our business could be adversely impacted if we are unable to successfully manage these and other risks of global operations in an increasingly volatile environment. In addition, in many countries, the laws and regulations applicable to us or our industry are evolving, and we have in certain cases become subject to divergent and conflicting laws and regulations across our operations, which could increase risk over time.
We may be unable to capitalize on previous or future acquisitions: In addition to internally developed products, we invest in new products and technologies through acquisitions, including our acquisition of Cerus in 2023. Such investments are inherently risky, and we cannot guarantee that any acquisition will be successful or will not have a material unfavorable impact on us. The risks include the activities required and resources allocated to integrate new businesses, diversion of management time that could adversely affect management’s ability to focus on other projects, the inability to realize the expected benefits, savings or synergies from the acquisition, the loss of key personnel, litigation resulting from the acquisition and exposure to unexpected liabilities of acquired companies. Certain acquisitions are subject to antitrust and competition laws, and antitrust scrutiny by regulatory agencies and changes to the regulatory approval process in the United States and foreign jurisdictions may cause approvals to take longer than anticipated to obtain, not be obtained at all, or contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits of acquisitions to us and could impede the execution of our business strategy. In addition, we cannot be certain that the businesses we acquire will become or remain profitable.
We, our business partners or our third-party vendors could experience a material failure or breach of a key information technology system, network, process or site: We rely extensively on information technology (IT) systems to conduct business. In addition, we rely on networks and services, including internet sites, cloud and software-as-a-service solutions, data hosting and processing facilities and tools and other hardware, software (including open-source software) and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. Numerous and evolving cybersecurity threats have posed, and will continue to pose, risks to the security of our IT systems, networks and product offerings, as well as the confidentiality, availability and integrity of our data. Some of our products and services, and information technology systems, contain or use open-source software, which poses particular risks, including potential security vulnerabilities, licensing compliance issues and quality issues. We, our customers and third-party hosting services have experienced, and expect to continue to experience, security breaches of, or unauthorized access to, products or systems. While such breaches or unauthorized access have not been material to date, we cannot guarantee that any future breach or unauthorized access will not be material and any breach or unauthorized access could impact the use of such products and systems and the security of information stored therein. Although we have made investments and expect to continue to make investments seeking to address these threats, including monitoring of networks and systems, use of artificial intelligence, hiring of experts, employee training and security policies for employees and third-party providers, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures.
When cybersecurity incidents occur, we follow our incident response protocols and address them in accordance with applicable governmental regulations and other legal requirements. Our response to these incidents and our investments to protect our product offerings and information technology infrastructure and data may not shield us from significant losses and potential liability or prevent any future interruption or breach of our systems. Moreover, given the increasing complexity and sophistication of the techniques used by threat actors to obtain unauthorized access or disable or degrade systems, a cyberattack could occur and persist for an extended period of time before being detected, and we may not anticipate these acts or mitigate them adequately or timely, which may compound damages before the incident is discovered or remediated. The extent of a particular cyber incident and the steps that we may need to take to investigate the incident may

Dollar amounts in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2023 FORM 10-K
not be immediately clear, and it may take a significant amount of time before such investigation can be completed and full and reliable information about the incident is known. New regulations may require us to disclose information about a material cybersecurity incident before it has been resolved or fully investigated. Additionally, as threats continue to evolve and increase, and as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, we may be required to devote significant additional resources to modify and enhance our security controls and to identify and remediate any security vulnerabilities, which could adversely impact our net income. In addition, a significant number of our employees working remotely has exposed us, and may continue to expose us, to greater risks related to cybersecurity and cyber-liability. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches or unauthorized access and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action.
An inability to successfully manage the implementation of our new commercial global enterprise resource planning (ERP) system could adversely affect our operations and operating results: We are in the process of implementing a new commercial ERP system. This system will replace many of our existing operating and financial systems. The implementation is a major undertaking, both financially and from a management and personnel perspective. Any material disruptions, delays or deficiencies in the design and implementation of our new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.
We may be unable to attract, develop and retain executives and key employees: Our sales, technical and other key personnel play an integral role in the development, marketing and selling of new and existing products. Our future performance also depends in large part on the continued services of our senior management. If we are unable to recruit, hire, develop and retain a talented, competitive work force in our highly competitive industry, or if we are unable to plan effective succession for the future, we may not be able to meet our strategic business objectives. Inflationary pressures, labor demand and shortages and other macroeconomic factors have increased and could further increase the cost of labor and could harm our ability to recruit, hire and retain talented employees. In addition, increased unionization could negatively impact our labor costs and ability to create an engaging, connected culture, which could adversely affect our ability to recruit, hire, develop and retain a talented, competitive workforce. Further, if we are unable to maintain competitive and equitable compensation and benefit programs, including incentive programs which reward financial and operational performance, our ability to recruit, hire, engage, motivate and retain talent could be negatively affected. Additionally, if we are unable to maintain an inclusive culture that aligns our diverse workforce with our mission and values, it could adversely impact our ability to recruit, hire, develop and retain key talent. Further, our remote and hybrid work practices, ability to provide flexible and alternative work arrangements, and our practices relating to corporate responsibility may not meet the needs or expectations of our employees, including senior management or other key employees, which could negatively impact our ability to attract and retain highly skilled employees, or may harm our culture and/or decrease employee engagement, which could adversely impact our ability to recruit, hire, develop and retain a talented, competitive workforce.
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving executives and other key employees could hinder our strategic planning and execution. Changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. The loss of the services of any of our senior management or other key personnel, or our inability to attract highly qualified senior management and other key personnel, could harm our business. Our ability to execute our business strategy could be impaired if we are unable to replace such persons timely. In addition, recent legal and regulatory changes affect our ability to enforce post-termination obligations from certain employees with respect to non-competition, non-solicitation and protection of confidential information. This may negatively impact our ability to retain employees and protect our information and relationships with customers and other third parties.
Interruption of manufacturing operations could adversely affect our business: We and our suppliers have manufacturing and supply sites all over the world. However, the manufacturing of certain of our product lines is concentrated in one or more plants or geographic regions. We have principal manufacturing and distribution facilities in the United States in Arizona, California, Florida, Illinois, Indiana, Michigan, Minnesota, New Jersey, Puerto Rico, Tennessee, Texas, Utah, Virginia and Washington, and outside the United States in China, France, Germany, Ireland, Mexico, the Netherlands, Poland, Switzerland and Turkey. Damage to our facilities, to our suppliers’ or service providers’ facilities, or to our central distribution centers as a result of natural disasters, fires, explosions or otherwise, as well as issues in our manufacturing arising from a failure to follow specific internal protocols and procedures, compliance concerns relating to the quality systems regulation, equipment breakdown or malfunction, IT system failures or cybersecurity incidents, environmental hazard incidents or changes to environmental regulations or other factors, could adversely affect the availability of our products. In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing and distributing affected products to meet customer demand. In the event of a significant interruption, we may experience lengthy delays in resuming production or distribution of affected products due to the need for regulatory approvals, and we may experience loss of market share, additional expense and harm to our reputation.
Our insurance program may not be adequate to cover future losses: We maintain third-party insurance to cover our exposure to certain property and casualty losses and are self-insured for claims and expenses related to other property and casualty losses, including product liability, intellectual property infringement and enforcement, environmental, and cybersecurity and data privacy losses. We manage a portion of our exposure to self-insured losses through a wholly-owned captive insurance company. Insurance coverage limits provided by third-party insurers and/or our captive insurance company may not be sufficient to fully cover certain losses we may experience.
We have experienced, and may continue to experience, a significant and unpredictable need to adjust our operations as market demand for certain of our products has shifted and continues to shift or as may be mandated by governmental authorities: Some of our products are particularly sensitive to reductions in elective medical procedures. Elective medical procedures were suspended or reduced at various times during the COVID-19 pandemic in many of the markets where our products are marketed and sold, which negatively affected

Dollar amounts in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2023 FORM 10-K
our business, cash flows, financial condition and results of operations. It is not possible to predict whether elective medical procedures will again be suspended or reduced in the future and, to the extent individuals and customers are required to delay or cancel elective procedures, our business, cash flows, financial condition and results of operations could be negatively affected. Further, our customers have experienced, and could continue to experience, staffing shortages that may result in decreased demand for our products, which could negatively affect our business and financial results.
In addition, during the COVID-19 pandemic our products in certain divisions, such as Medical, experienced higher demand as our customers were focused on treating COVID-19 patients and preparing for future public health emergencies. Unpredictable increases in demand for certain of our products have exceeded in the past, and could exceed in the future, our capacity to meet such demand timely, which could adversely affect our customer relationships and result in negative publicity. In this regard, the accelerated development and production of products and services to address medical and other requirements could increase the risk of regulatory enforcement actions, product defects or related claims or reputational harm.
Pandemics and public health emergencies, and the fear thereof, have in the past materially adversely affected and could in the future materially adversely affect, our operations, supply chain, manufacturing, product distribution, customers and other business activities: In connection with COVID-19, governmental authorities and private enterprises implemented, and may in the future implement in connection with another pandemic or public health emergency (or in response to the fear thereof), measures, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. Our customers, global suppliers, distributors and manufacturing facilities have in the past been, and could in the future be, materially affected by restrictive measures implemented in response to a pandemic or public health emergency, which has in the past caused and could in the future cause them to be unable to hire and retain employees, distribute or use our products or provide required services. We have as a result experienced, and could in the future experience, delays in, or the suspension of, our manufacturing operations, sales activities, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions, which may result in our inability to satisfy consumer demand for our products in a timely manner or at all and which could harm our reputation, future sales and profitability. The extent of any future pandemic or public health emergency’s effect on our business and industry will depend on, among other things, the severity of the disease, the successful development, distribution and acceptance of vaccines for diseases, future resurgences and/or the spread of disease variants, all of which are uncertain and difficult to predict. The COVID-19 pandemic materially impacted us, and any future pandemic or public health emergency could materially impact us and would heighten many of the other risks described in this report.
LEGAL AND REGULATORY RISKS
Current economic and political conditions make tax rules in jurisdictions subject to significant change: Our future results of operations could be affected by changes in the effective tax rate as a result of changes in tax laws, regulations and judicial rulings. We are continuing to evaluate the impact of tax reform in the countries in which we operate as new guidance is published and new regulations are adopted. In addition, further changes in the tax laws could arise, including as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Cooperation and Development (OECD). The OECD, which represents a coalition of member countries, has put forth two proposed frameworks—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules and ensure a minimal level of taxation, respectively. On December 12, 2022, the European Union member states agreed to implement the Inclusive Framework’s global corporate minimum tax rate of 15%, and various countries (both within and outside the European Union) have enacted new laws implementing Pillar Two or have proposed legislation. The OECD continues to release additional guidance on the two-pillar framework, with widespread implementation anticipated by 2024. These changes, and any additional contemplated changes, could increase tax expense.
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
The impact of healthcare reform legislation on our business remains uncertain: Several markets where we sell our products are making efforts to expand access to health care or health insurance coverage while decreasing costs. These efforts may have a direct or unintended negative impact on access to medical technology and could have a significant effect on our business. We cannot predict what healthcare programs and regulations could ultimately be implemented at the federal or state level or the effect that any future legislation or regulation in the United States may have on our business. Similarly, we cannot predict the impact that healthcare reform legislation in other countries where we sell our products may have on our business.
We are subject to extensive governmental regulation relating to the classification, manufacturing, sterilization, licensing, labeling, marketing and sale of our products: The classification, manufacturing, sterilization, licensing, labeling, marketing and sale of our products are subject to extensive and evolving regulations and rigorous regulatory enforcement by the FDA, state governments, European Union and other governmental authorities in the United States and internationally. These governmental authorities may impose additional requirements or limits on the methods, procedures or agents we use to manufacture and sterilize our products, which could have a negative impact on our business. In addition, the process of obtaining licenses, regulatory clearances and/or approvals to market and sell our products can be costly and time consuming and the clearances and/or approvals might not be granted timely. We have ongoing responsibilities under the laws and regulations applicable to the manufacturing of products within our facilities and those contracted by third parties that are subject to periodic inspections by the FDA, state Boards of Pharmacy and other governmental authorities to determine compliance with the quality system, medical device reporting regulations and other requirements. We incur significant costs to comply with regulations, including the MDR. If we fail to comply with applicable regulatory requirements, we may be subject to a range of sanctions, including substantial fines, warning letters that require corrective action, product seizures, recalls, import restrictions, the suspension of product manufacturing or sales, revocation of approvals, exclusion from future participation in government healthcare programs, substantial fines and criminal prosecution.

Dollar amounts in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2023 FORM 10-K
We are subject to federal, state and foreign healthcare regulations, including anti-bribery, anti-corruption, anti-kickback and false claims laws, globally and could face substantial penalties if we fail to comply with such regulations and laws: The relationships that we, and third parties that market and/or sell our products, have with healthcare professionals, such as physicians, hospitals, healthcare organizations and others, are subject to scrutiny under various state and federal laws often referred to collectively as healthcare fraud and abuse laws. In addition, the United States and foreign government regulators have increased the enforcement of the Foreign Corrupt Practices Act (FCPA) and other anti-bribery and anti-kickback laws. We also must comply with a variety of other laws that impose extensive tracking and reporting related to all transfers of value provided to certain healthcare professionals and others. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to investigate, audit and monitor compliance or to alter our practices. Violations or alleged violations of these laws could result in litigation and we may be subject to criminal or civil penalties and sanctions, including substantial fines, imprisonment of current or former employees and exclusion from participation in governmental healthcare programs. In 2013 and 2018 we settled claims brought by the SEC related to the FCPA. Pursuant to these settlements, we paid fines and penalties and retained an independent compliance consultant. We continue to implement recommendations that resulted from the independent compliance consultant’s review of our commercial practices to enhance our commercial business practices. In addition, we are currently investigating whether certain business activities in certain foreign countries violated provisions of the FCPA and have been contacted by the SEC, United States Department of Justice and certain other regulatory authorities. Although we are currently unable to predict the outcome of the investigations or the potential impact, if any, on our financial statements, the impacts could potentially be significant.
We are subject to privacy, data protection and data security regulations and laws globally, and could face substantial penalties if we fail to comply with such regulations and laws: We are subject to a variety of laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personally identifiable healthcare information. For example, in the United States, privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, including the expanded requirements under the Health Information Technology for Economic and Clinical Health Act of 2009, establish comprehensive standards with respect to the use and disclosure of protected health information (PHI), by covered entities, in addition to setting standards to protect the confidentiality, integrity and security of PHI. Regulators are also imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. For example, the European Union’s General Data Protection Regulation (GDPR) established rules regarding the handling of personal data. Non-compliance with the GDPR may result in monetary penalties of up to 4% of total company revenue. Various U.S. states and other governmental authorities around the world have imposed or are considering similar types of laws and regulations, data breach reporting and penalties for non-compliance and increasing security requirements. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to monitor compliance or to alter our practices. As new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, have increased and may further increase.
We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements: We are exposed to potential product liability risks inherent in the design, manufacture and marketing of medical devices, many of which are implanted in the human body for long periods of time or indefinitely. We are currently defendants in a number of product liability matters, including those relating to our Rejuvenate and ABGII Modular-Neck hip stems, LFIT Anatomic CoCr V40 Femoral Heads and the product liability lawsuits and claims relating to Wright Medical Group N.V. (Wright) legacy hip products discussed in Note 7 to our Consolidated Financial Statements. These matters are subject to uncertainties and outcomes are not predictable. Further, the European Representative Actions Directive (the Collective Redress Directive), which became effective in 2023, mandates a class action regime in each EU member state to facilitate domestic and cross-border class actions in a wide range of areas, including product liability claims with medical devices. The Collective Redress Directive could result in additional litigation risks and significant legal expenses. In addition, we may incur significant legal expenses or reputational damage for product liability claims regardless of whether we are found to be liable.
Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products: The medical device industry is characterized by extensive intellectual property litigation and, from time to time, we are the subject of claims of infringement or misappropriation. Regardless of the outcome, such claims are expensive to defend and divert management and operating personnel from other business issues. A successful claim or claims of patent or other intellectual property infringement against us could result in payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category.
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
MARKET RISKS
We have exposure to exchange rate fluctuations on cross border transactions and translation of local currency results into United States Dollars: We report our financial results in United States Dollars and approximately 25% of our net sales are denominated in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro and Japanese Yen. Cross border transactions with external parties and intercompany relationships result in increased exposure to foreign currency exchange effects. While we use derivative instruments to manage the impact of currency exchange, our hedging strategies may not be successful, and our unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or strengthening of the United States Dollar results in favorable or unfavorable translation effects when the results of our foreign locations are translated into United States Dollars.
Additional capital that we may require in the future may not be available to us or may only be available to us on unfavorable terms, which could negatively affect our liquidity: Our future capital requirements will depend on many factors, including operating requirements, current and future

Dollar amounts in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2023 FORM 10-K
acquisitions and the need to refinance existing debt. Our ability to issue additional debt or enter into other financing arrangements on acceptable terms could be adversely affected by our debt levels, unfavorable changes in economic conditions or uncertainties that affect the capital markets. Changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our access to and cost of financing. Higher borrowing costs or the inability to access capital markets could adversely affect our ability to support future growth and operating requirements. In addition, we have experienced, and could in the future experience, loss of sales and profits due to delayed payments or insolvency of healthcare professionals, hospitals and other customers and suppliers facing liquidity issues due to the current macroeconomic environment, type and number of conditions being treated or for other reasons. As a result, we may be compelled to take additional measures to preserve our cash flow, including through the reduction of operating expenses or suspension of dividend payments.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE RISKS
We could be negatively impacted by corporate responsibility and sustainability-related matters: Governments, investors, customers, employees and other stakeholders have been increasingly focused on corporate responsibility practices and disclosures, and expectations in this area continue to rapidly evolve. On occasion, we announce new initiatives, including goals, under our corporate responsibility framework. This framework is aligned with our areas of interest, which include environment and sustainability, social impact, diversity, equity and inclusion and supply chain management, among others. Implementation of these goals and initiatives involves risks and uncertainties, requires investments and depends in part on third-party performance or data that is outside our control. We cannot guarantee that we will achieve our announced corporate responsibility goals and initiatives. The criteria by which our corporate responsibility practices are assessed may change due to the quickly evolving landscape, which could result in greater regulatory requirements or expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Moreover, the increasing attention to corporate responsibility initiatives could also result in reduced demand for our products, reduced profits and increased investigations and litigation. If we are unable to satisfy evolving criteria, investors and other stakeholders may conclude that our policies and/or actions with respect to corporate responsibility matters are inadequate. If we fail or are perceived to have failed to achieve previously announced initiatives or goals, comply with corporate responsibility laws and regulations, meet evolving expectations or accurately disclose our progress, we could face legal and regulatory proceedings and our reputation, business, financial condition and results of operations could be adversely impacted.
Physical effects of climate change or legal, regulatory or market measures intended to address climate change could adversely affect our operations and operating results: Risks associated with climate change are subject to increasing societal, regulatory and political focus in the United States and globally. Shifts in weather patterns caused by climate change are expected to increase the frequency, severity or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures or flooding, which could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities and other customers, reduced workforce availability, increased costs of raw materials and components, increased liabilities and decreased revenues than what we have experienced in the past from such events. In addition, increased public concern over climate change has resulted in certain, and could result in additional, new legal or regulatory requirements designed to mitigate the effects of climate change, which could include the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations. Such developments could result in increased compliance costs and adverse impacts on raw material availability and sourcing, manufacturing operations and the distribution of our products, which could adversely affect our operations and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.	CYBERSECURITY.
RISK MANAGEMENT AND STRATEGY
We review cybersecurity risk as part of our overall enterprise risk management program. This ensures that cybersecurity risk management remains a top priority in our business strategy and operations.
MANAGEMENT'S ROLE IN MANAGING RISK
Primary management responsibility for assessing, monitoring and managing our cybersecurity risks rests with our chief information security officer ("CISO"). Our current CISO has over 30 years of experience in information technology including over 20 years in cybersecurity and oversees a team of cybersecurity professionals with over 140 security, risk, and compliance certifications. The CISO is regularly informed about recent developments in cybersecurity, including potential threats and innovative risk management techniques.
The CISO implements and oversees processes for the regular monitoring of our information systems. We use various tools and methodologies to manage cybersecurity risk that are tested regularly. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. In addition, we engage third-party consultants to conduct annual cybersecurity assessments and to conduct audits for compliance with regulatory, Sarbanes-Oxley Act, Service Organization Control Type 2 and International Organization for Standardization standards. We also engage third parties to assess our cybersecurity maturity and risk management programs.
We use a cross-departmental approach to addressing cybersecurity risk, with our cybersecurity, product security and legal teams presenting quarterly on key topics to a committee of leaders in finance, regulatory, and corporate affairs functions. This leadership committee meets quarterly to ensure that we have input and oversight from critical stakeholders into our cybersecurity program and evolving issues.
The CISO oversees a training and awareness program for employees to take part in protecting the Company against cybersecurity risks. We have implemented annual mandatory security education to help employees understand cybersecurity risks and comply with our cybersecurity policies. Additionally, we provide frequent communications around pertinent cybersecurity topics and policies to all employees. We also provide additional cybersecurity and data protection training to employees in certain roles.
As part of our cybersecurity risk management program, we also conduct cybersecurity and privacy assessments on all third parties who integrate with Stryker’s data, network, systems and products. We use a combination of internal and external tools to confirm that these third parties meet our security requirements. We leverage standard industry threat model and privacy impact assessment concepts to confirm that data minimization and adequate data protections are in place. We perform supplemental reviews as necessary, commensurate with the risk associated with each vendor.

Dollar amounts in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2023 FORM 10-K
In the event of a cybersecurity incident, we have an incident response plan that includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents. The cybersecurity and product security teams routinely practice this plan with functions across the organization. We conduct tabletop exercises with senior management, during which we practice the procedures in place to ensure that potentially material cybersecurity risks and incidents are escalated to management and the Board of Directors where applicable.
GOVERNANCE
Cybersecurity risks are overseen by the full Board of Directors and the Audit Committee. The Audit Committee is central to the Board of Directors’ oversight of cybersecurity risks and bears the primary responsibility for overseeing cybersecurity risk. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major cybersecurity initiatives. This involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives.
Our CISO provides comprehensive updates to the Audit Committee quarterly and the full Board of Directors at least annually. These briefings include a range of topics, including:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events;
•Metrics demonstrating company and industry-standard prevention of common threats; and
•Regulatory changes impacting cybersecurity requirements and strategy.
The Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats and is actively engaged in our cybersecurity risk management strategy.
RISKS FROM CYBERSECURITY THREATS
Although cybersecurity risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we face numerous and evolving cybersecurity threats in our business. For more information about the cybersecurity risks we face, see the risk factor entitled "We, our business partners or our third-party vendors could experience a material failure or breach of a key information technology system, network, process or site" in Item 1A. Risk Factors.

ITEM 2.	PROPERTIES.
We have approximately 28 company-owned and 294 leased locations worldwide including 43 manufacturing locations. We believe that our properties are in good operating condition and adequate for the manufacture and distribution of our products. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

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
Our Board of Directors considers payment of cash dividends at its quarterly meetings. On January 31, 2024 there were 2,501 shareholders of record of our common stock.
We did not repurchase any shares in the three months ended December 31, 2023 and the total dollar value of shares that could be acquired under our authorized repurchase program at December 31, 2023 was $1,033.
In the fourth quarter 2023 we issued 5 shares of our common stock as performance incentive awards to employees. These shares were not registered under the Securities Act of 1933 based on the conclusion that the awards were not events of sale within the meaning of Section 2(a)(3) of the Act.
The following graph compares our total returns (including reinvestment of dividends) against the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Index. The graph assumes $100 (not in millions) invested on December 31, 2018 in our common stock and each of the indices.

Company / Index	2018	2019	2020	2021	2022	2023
Stryker Corporation	$100.00	$135.33	$159.91	$176.26	$163.19	$202.03
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 500 Health Care Index	$100.00	$120.82	$137.07	$172.89	$169.51	$173.00

Dollar amounts in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2023 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Earnings Data	2023	2022	2021	2020	2019
Net sales	$20,498	$18,449	$17,108	$14,351	$14,884
Cost of sales	7,440	6,871	6,140	5,294	5,188
Gross profit	$13,058	$11,578	$10,968	$9,057	$9,696
Research, development and engineering expenses	1,388	1,454	1,235	984	971
Selling, general and administrative expenses	7,129	6,455	6,427	5,361	5,356
Recall charges, net	18	(15)	103	17	192
Amortization of intangible assets	635	627	619	472	464
Goodwill impairment	—	216	—	—	—
Total operating expenses	$9,170	$8,737	$8,384	$6,834	$6,983
Operating income	$3,888	$2,841	$2,584	$2,223	$2,713
Other income (expense), net	(215)	(158)	(303)	(269)	(151)
Earnings before income taxes	$3,673	$2,683	$2,281	$1,954	$2,562
Income taxes	508	325	287	355	479
Net earnings	$3,165	$2,358	$1,994	$1,599	$2,083

Net earnings per share of common stock:
Basic	$8.34	$6.23	$5.29	$4.26	$5.57
Diluted	$8.25	$6.17	$5.21	$4.20	$5.48

Dividends declared per share of common stock	$3.050	$2.835	$2.585	$2.355	$2.135

Balance Sheet Data
Cash, cash equivalents and current marketable securities	$3,053	$1,928	$3,019	$3,024	$4,425
Accounts receivable, net	3,765	3,565	3,022	2,701	2,893
Inventories	4,843	3,995	3,314	3,494	2,980
Property, plant and equipment, net	3,215	2,970	2,833	2,752	2,567
Total assets	$39,912	$36,884	$34,631	$34,330	$30,167
Accounts payable	1,517	1,413	1,129	810	675
Total debt	12,995	13,048	12,479	13,991	11,090
Shareholders’ equity	$18,593	$16,616	$14,877	$13,084	$12,807

Cash Flow Data
Net cash provided by operating activities	$3,711	$2,624	$3,263	$3,277	$2,191
Purchases of property, plant and equipment	575	588	525	487	649
Depreciation	393	371	371	340	314
Acquisitions, net of cash acquired	390	2,563	339	4,222	802
Amortization of intangible assets	635	627	619	472	464
Payments of dividends	1,139	1,051	950	863	778
Repurchase of common stock	—	—	—	—	307

Other Data
Number of shareholders of record	2,518	2,533	2,551	2,597	2,636
Approximate number of employees	52,000	51,000	46,000	43,000	40,000

Dollar amounts in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2023 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
About Stryker
Stryker is a global leader in medical technologies and, together with our customers, we are driven to make healthcare better. We offer innovative products and services in MedSurg, Neurotechnology, Orthopaedics and Spine that help improve patient and healthcare outcomes. Alongside our customers around the world, we impact more than 150 million patients annually. Our goal is to achieve sales growth at the high-end of the medical technology (MedTech) industry and maintain our long-term capital allocation strategy that prioritizes: (1) Acquisitions, (2) Dividends and (3) Share repurchases.
Macroeconomic Environment
The global economy continues to experience increased inflationary pressures in part due to global supply chain disruptions, labor shortages and other impacts of the macroeconomic environment which we anticipate will continue. Higher interest rates and capital costs, higher shipping costs, increased costs of labor, fluctuating foreign currency exchange rates and the military conflicts in Russia and Ukraine and the Middle East create additional economic challenges and uncertainties. These conditions may cause our customers to decrease or delay orders for our products and services, and the higher interest rates may impact deal mix for our capital products.
Overview of 2023
In 2023 we achieved reported net sales growth of 11.1%. Excluding the impact of acquisitions and divestitures, sales grew 11.5% in constant currency. We reported net earnings of $3,165 and net earnings per diluted share of $8.25. Excluding the impact of certain items, we achieved adjusted net earnings(1) of $4,066 and adjusted net earnings per diluted share(1) of $10.60 representing growth of 13.5%.
We continued our capital allocation strategy by investing $390 in acquisitions and paying $1,139 in dividends to our shareholders.
In May 2023 we acquired Cerus for net cash consideration of $289 and up to $225 in future milestone payments. Cerus designs, develops and manufactures neurovascular products used for the treatment of hemorrhagic stroke. Cerus is part of our Neurovascular business within MedSurg and Neurotechnology. Refer to Note 6 to our Consolidated Financial Statements for further information.
During 2023 we made payments of $850 to extinguish the remaining balance on the $1.5 billion term loan scheduled to mature February 22, 2025.
In August 2023 we issued €500 of floating rate senior notes due November 16, 2024. The notes bear interest at a rate based on the three-month Euro Interbank Offered Rate (EURIBOR) plus 0.3%. The notes are callable at February 16, 2024, May 16, 2024 or October 16, 2024 either by us or at the option of the notes holders.
In November 2023 we repaid the outstanding €550 principal amount of 1.125% senior unsecured notes due November 30, 2023 and in December 2023 we repaid the outstanding $600 principal amount of 0.600% senior unsecured notes due December 1, 2023. We subsequently issued $600 of 4.850% senior unsecured notes due December 8, 2028 and €600 of 3.375% senior unsecured notes due December 11, 2028.
(1)    Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Net Sales			Percentage Change
	2023	2022	2021	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$20,498	$18,449	$17,108	100.0%	100.0%	100.0%	11.1%	7.8%
Gross profit	13,058	11,578	10,968	63.7	62.8	64.1	12.8	5.6
Research, development and engineering expenses	1,388	1,454	1,235	6.8	7.9	7.2	(4.5)	17.7
Selling, general and administrative expenses	7,129	6,455	6,427	34.8	35.0	37.6	10.4	0.4
Recall charges, net	18	(15)	103	0.1	(0.1)	0.6	nm	nm
Amortization of intangible assets	635	627	619	3.1	3.4	3.6	1.3	1.3
Goodwill impairment	—	216	—	—	1.2	—	nm	nm
Other income (expense), net	(215)	(158)	(303)	(1.0)	(0.9)	(1.8)	36.1	(47.9)
Income taxes	508	325	287	nm	nm	nm	56.3	13.2
Net earnings	$3,165	$2,358	$1,994	15.4%	12.8%	11.7%	34.2%	18.3%

Net earnings per diluted share	$8.25	$6.17	$5.21				33.7%	18.4%
Adjusted net earnings per diluted share(1)	$10.60	$9.34	$9.09				13.5%	2.8%
nm - not meaningful

Dollar amounts in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2023 FORM 10-K

Geographic and Segment Net Sales				Percentage Change
				2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	As Reported	Constant Currency	As Reported	Constant Currency
Geographic:
United States	$15,257	$13,638	$12,321	11.9%	11.9%	10.7%	10.7%
International	5,241	4,811	4,787	8.9	10.9	0.5	11.7
Total	$20,498	$18,449	$17,108	11.1%	11.6%	7.8%	11.0%
Segment:
MedSurg and Neurotechnology	$11,836	$10,611	$9,538	11.5%	12.1%	11.2%	14.1%
Orthopaedics and Spine	8,662	7,838	7,570	10.5	11.1	3.5	7.0
Total	$20,498	$18,449	$17,108	11.1%	11.6%	7.8%	11.0%

Supplemental Net Sales Growth Information
				Percentage Change
				2023 vs. 2022					2022 vs. 2021
						United States	International				United States	International
	2023	2022	2021	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$2,569	$2,279	$2,111	12.7%	13.0%	13.3%	10.4%	11.8%	8.0%	10.4%	10.6%	(0.9)%	10.0%
Endoscopy	3,033	2,725	2,418	11.3	11.7	12.1	7.6	9.9	12.7	15.2	13.8	8.3	20.9
Medical	3,459	3,031	2,607	14.1	14.4	15.0	10.8	12.3	16.2	18.6	20.6	1.5	11.7
Neurovascular	1,226	1,200	1,188	2.1	4.0	8.1	(1.4)	1.5	1.1	7.2	(0.9)	2.3	12.2
Neuro Cranial	1,549	1,376	1,214	12.6	13.0	11.9	16.1	18.4	13.3	15.4	14.9	6.1	17.5
	$11,836	$10,611	$9,538	11.5%	12.1%	13.0%	7.0%	9.1%	11.2%	14.1%	14.2%	3.0%	13.8%
Orthopaedics and Spine:
Knees	$2,273	$1,997	$1,848	13.9%	14.4%	12.2%	18.8%	20.9%	8.0%	11.2%	10.6%	1.0%	12.9%
Hips	1,544	1,413	1,342	9.2	10.4	10.1	7.7	10.7	5.3	10.1	9.1	(0.6)	11.5
Trauma and Extremities	3,147	2,807	2,664	12.1	12.2	12.9	10.1	10.5	5.4	8.7	9.0	(3.2)	8.0
Spine	1,189	1,146	1,167	3.8	4.0	5.7	(1.6)	(0.9)	(1.8)	1.1	0.6	(7.7)	2.4
Other	509	475	549	7.1	8.8	(2.0)	33.8	40.9	(13.3)	(10.3)	(16.9)	(0.9)	12.8
	$8,662	$7,838	$7,570	10.5%	11.1%	10.2%	11.2%	13.0%	3.5%	7.0%	6.0%	(2.2)%	9.3%
Total	$20,498	$18,449	$17,108	11.1%	11.6%	11.9%	8.9%	10.9%	7.8%	11.0%	10.7%	0.5%	11.7%
Note: Beginning in the first quarter 2023 we consolidated Other MedSurg and Neurotechnology into Endoscopy as Other MedSurg and Neurotechnology (primarily Sustainability Solutions) has been fully integrated into our Endoscopy business. Endoscopy includes sales related to Other of $343, $302 and $277 for 2023, 2022 and 2021. We have reflected these changes in all historical periods presented.

Consolidated Net Sales
Consolidated net sales in 2023 increased 11.1% as reported and 11.6% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.5%. Excluding the 0.1% impact of acquisitions and divestitures, net sales in constant currency increased by 10.9% from increased unit volume and 0.6% due to higher prices. The unit volume increase was primarily due to higher shipments across all product lines.
Consolidated net sales in 2022 increased 7.8% as reported and 11.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 3.2%. Excluding the 1.3% impact of acquisitions and divestitures, net sales in constant currency increased by 10.6% from increased unit volume partially offset by 0.9% due to lower prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology products and most Orthopaedics and Spine products.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales in 2023 increased 11.5% as reported and 12.1% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.6%. Excluding the 0.3% impact of acquisitions and divestitures, net sales in constant currency increased by 10.2% from increased unit volume and 1.6% due to higher prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology products.
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
Orthopaedics and Spine Net Sales
Orthopaedics and Spine net sales in 2023 increased 10.5% as reported and 11.1% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.6%. Net sales in constant currency increased by 11.9% from increased unit volume partially offset by 0.8% due to lower prices. The unit volume increase was due to higher shipments across all Orthopaedics and Spine products.
Orthopaedics and Spine net sales in 2022 increased 3.5% as reported and 7.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 3.5%. Net sales in constant currency increased by 9.9% from increased unit volume partially offset by 2.9% due to lower prices. The unit volume increase was due to higher shipments across most Orthopaedics and Spine products.
Gross Profit
Gross profit was $13,058, $11,578 and $10,968 in 2023, 2022, and 2021. The key components of the change were:

Dollar amounts in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2023 FORM 10-K

Gross Profit Percent Net Sales
2021	64.1%
Sales pricing	(30) bps
Volume and mix	110 bps
Manufacturing and supply chain costs	(360) bps
Inventory stepped up to fair value	150 bps
2022	62.8%
Sales pricing	20 bps
Volume and mix	100 bps
Manufacturing and supply chain costs	(40) bps
Inventory stepped up to fair value	10 bps
2023	63.7%
Gross profit as a percentage of net sales increased to 63.7% in 2023 from 62.8% in 2022 due to higher sales pricing and favorable volume offset by higher manufacturing and supply chain costs primarily due to higher raw material costs in the first six months of 2023 and supply chain inefficiencies.
Gross profit as a percentage of net sales decreased to 62.8% in 2022 from 64.1% in 2021 due to higher manufacturing and supply chain costs primarily due to increased costs from purchases of electronic components at premium prices on the spot market and other inflationary pressures, primarily related to labor, steel and transportation, as well as inefficiencies from supply chain disruptions partially offset by favorable volume and lower amortization of inventory stepped up to fair value.
While segment mix was not a significant driver of the change in gross profit as a percent of net sales between 2023, 2022 and 2021, we generally expect segment mix to have an unfavorable impact for the foreseeable future as we anticipate more rapid sales growth in our lower gross margin MedSurg and Neurotechnology segment than our Orthopaedics and Spine segment.
Research, Development and Engineering Expenses
Research, development and engineering expenses as a percentage of net sales in 2023 decreased to 6.8% from 7.9% in 2022 primarily due to increased spending for product launches, the write-off of certain intangible assets and higher spend related to medical device regulations in the European Union in 2022.
Research, development and engineering expenses as a percentage of net sales in 2022 increased to 7.9% from 7.2% in 2021 primarily due to increased spending for product launches, the write-off of certain intangible assets and higher spend related to the new medical device regulations in the European Union in 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales in 2023 decreased to 34.8% from 35.0% in 2022 primarily due to charges of $132 related to share-based awards for Vocera employees that vested upon our acquisition in 2022, partially offset by disciplined increases in spend and investments in 2023 to support our growth, including sales growth incentives and increased spend on travel and meetings. In addition, in 2022 we determined that certain commercial and regulatory milestones related to technology acquired in the purchase of Mobius Imaging and Cardan Robotics were no longer probable of being achieved and recorded $110 to reduce the fair value of contingent consideration.
Selling, general and administrative expenses as a percentage of net sales in 2022 decreased to 35.0% from 37.6% in 2021. Both 2022 and 2021 included charges related to certain asset impairments. Refer to Note 15 to our Consolidated Financial Statements for further information. In 2022 we determined that certain commercial and regulatory milestones related to technology acquired in the purchase of Mobius Imaging and Cardan Robotics were no longer probable of being achieved and recorded $110 to reduce the fair value of contingent consideration. In addition, we recorded charges of $132 related to share-based awards for Vocera employees that vested upon our acquisition in 2022.
Recall Charges, Net
Recall charges, net were $18, ($15) and $103 in 2023, 2022 and 2021. Charges in 2021 were primarily due to the previously disclosed Rejuvenate and ABGII Modular-Neck hip stems and LFIT Anatomic CoCr V40 Femoral Heads voluntary recalls. Refer to Note 7 to our Consolidated Financial Statements for further information.
Amortization of Intangible Assets
Amortization of intangible assets was $635, $627 and $619 in 2023, 2022 and 2021. These amounts include amortization related to intangible assets acquired in the second quarter 2023 from Cerus and in the first quarter 2022 from Vocera. Refer to Notes 6 and 8 to our Consolidated Financial Statements for further information.
Goodwill Impairment
In 2022 we recorded a goodwill impairment charge of $216 related to our Spine business. Refer to Note 8 to our Consolidated Financial Statements for further information.
Operating Income
Operating income was $3,888, $2,841 and $2,584 in 2023, 2022 and 2021. Operating income increased as a percentage of sales to 19.0% in 2023 from 15.4% in 2022 and from 15.1% in 2021. Refer to the comments above for discussion of the primary drivers of the change.
MedSurg and Neurotechnology operating income as a percentage of net sales increased to 28.2% in 2023 from 25.8% in 2022. MedSurg and Neurotechnology operating income as a percentage of net sales decreased to 25.8% in 2022 from 29.4% in 2021. Orthopaedics and Spine operating income as a percentage of net sales decreased to 27.7% in 2023 from 29.3% in 2022. Orthopaedics and Spine operating income as a percentage of net sales increased to 29.3% in 2022 from 28.8% in 2021. The key components of the change were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics and Spine
2021	29.4%	28.8%
Sales pricing	40 bps	(210) bps
Volume	440 bps	440 bps
Manufacturing and supply chain costs	(570) bps	(80) bps
Research, development and engineering expenses	(70) bps	(40) bps
Selling, general and administrative expenses	(200) bps	(60) bps
2022	25.8%	29.3%
Sales pricing	120 bps	(60) bps
Volume	390 bps	540 bps
Manufacturing and supply chain costs	100 bps	(170) bps
Research, development and engineering expenses	(20) bps	(40) bps
Selling, general and administrative expenses	(350) bps	(430) bps
2023	28.2%	27.7%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales in 2023 from 2022 was primarily driven by higher unit volumes, higher prices and lower

Dollar amounts in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2023 FORM 10-K
manufacturing and supply chain costs due to supply chain challenges impacting capital products in our MedSurg businesses in 2022 which improved in 2023 partially offset by higher selling, general and administrative expenses due to continued investments including sales growth incentives and a more normalized cadence of travel and meetings.
The decrease in MedSurg and Neurotechnology operating income as a percentage of net sales in 2022 from 2021 was primarily driven by higher manufacturing and supply chain costs due to supply chain challenges impacting capital products in our MedSurg businesses and higher selling, general and administrative expenses due to a return to more normal levels following the COVID pandemic partially offset by higher unit volumes and prices.
The decrease in Orthopaedics and Spine operating income as a percentage of net sales for 2023 from 2022 was primarily driven by higher selling, general and administrative expenses due to continued investments including sales growth incentives and a more normalized cadence of travel and meetings and higher manufacturing and supply chain costs primarily due to increased inventory reserves partially offset by higher unit volumes.
The increase in Orthopaedics and Spine operating income as a percentage of net sales for 2022 from 2021 was primarily driven by higher unit volumes partially offset by lower prices.
Other Income (Expense), Net
Other income (expense), net was ($215), ($158) and ($303) in 2023, 2022 and 2021. The increase in net expense in 2023 compared to 2022 was primarily due to the release of accrued interest of $50 in 2022 related to the effective settlement of the United States federal income tax audit for years 2014 through 2018. Refer to Note 11 to our Consolidated Financial Statements for further information. The decrease in net expense in 2022 compared to 2021 was primarily due to the aforementioned release of accrued interest and higher interest income in 2022.
Income Taxes
Our effective tax rate was 13.8%, 12.1% and 12.6% for 2023, 2022 and 2021. The effective income tax rate for 2023 increased from 2022 due to the 2022 effective settlement of the United States federal income tax audit for years 2014 through 2018 and the 2022 reversal of deferred income tax on undistributed earnings of foreign subsidiaries partially offset by the 2023 tax effect related to transfers of intellectual property between tax jurisdictions. The effective income tax rate for 2022 decreased from 2021 due to the 2022 effective settlement of the United States federal income tax audit for years 2014 through 2018 and the 2022 reversal of deferred income tax on undistributed earnings of foreign subsidiaries. The effective income tax rates for 2023, 2022 and 2021 reflect the continued lower effective income tax rates as a result of our European operations, the tax effect related to the transfers of intellectual property between tax jurisdictions, the tax effect of future remittances of the undistributed earnings of foreign subsidiaries and certain discrete tax items.
Net Earnings
Net earnings for 2023 increased to $3,165 or $8.25 per diluted share from $2,358 or $6.17 per diluted share in 2022 and $1,994 or $5.21 per diluted share in 2021. Refer to the comments above for discussion of the primary drivers of the change.
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
1.Acquisition and integration-related costs. Costs related to integrating recently acquired businesses (e.g., costs associated with the termination of sales relationships, employee retention and workforce reductions, manufacturing integration costs and other integration-related activities), changes in the fair value of contingent consideration, amortization of inventory stepped-up to fair value, specific costs (e.g., deal costs and costs associated with legal entity rationalization) related to the consummation of the acquisition process and legal entity rationalization and acquisition-related tax items.
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
4.Medical device regulations. Costs specific to updating our

Dollar amounts in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2023 FORM 10-K
quality system, product labeling, asset write-offs and product remanufacturing to comply with the new medical device reporting regulations and other requirements of the European Union.
5.Recall-related matters. Changes in our best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within a range is not known, to resolve the Rejuvenate, LFIT V40, Wright legacy hip products and other product recalls.
6.Regulatory and legal matters. Changes in our best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within a range is not known, to resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
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
The weighted-average diluted shares outstanding used in the calculation of adjusted net earnings per diluted share are the same as those used in the calculation of reported net earnings per diluted share for the respective period.

Reconciliation of the Most Directly Comparable GAAP Financial Measure to Non-GAAP Financial Measure

2023	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$13,058	$7,129	$1,388	$3,888	$(215)	$508	$3,165	13.8%	$8.25
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	—	(20)	—	20	—	(25)	45	(0.8)	0.12
Amortization of purchased intangible assets	—	—	—	635	—	132	503	1.2	1.31
Structural optimization and other special charges (b)	39	(166)	(1)	206	—	47	159	0.5	0.42
Goodwill impairment	—	—	—	—	—	—	—	—	—
Medical device regulations (c)	2	—	(94)	96	—	22	74	0.2	0.19
Recall-related matters (d)	—	—	—	18	—	4	14	—	0.04
Regulatory and legal matters (e)	—	(92)	—	92	—	29	63	0.4	0.16
Tax matters (f)	—	—	—	—	(8)	(51)	43	(1.2)	0.11
Adjusted	$13,099	$6,851	$1,293	$4,955	$(223)	$666	$4,066	14.1%	$10.60

2022	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$11,578	$6,455	$1,454	$2,841	$(158)	$325	$2,358	12.1%	$6.17
Acquisition and integration-related costs:
Inventory stepped-up to fair value	12	—	—	12	—	3	9	—	0.02
Other acquisition and integration-related (a)	—	(138)	—	138	—	34	104	0.5	0.27
Amortization of purchased intangible assets	—	—	—	627	—	132	495	1.7	1.30
Structural optimization and other special charges (b)	56	(206)	(87)	349	—	66	283	0.7	0.74
Goodwill impairment	—	—	—	216	—	—	216	(1.1)	0.57
Medical device regulations (c)	3	—	(137)	140	—	25	115	0.2	0.30
Recall-related matters (d)	—	—	—	(15)	—	(3)	(12)	—	(0.03)
Regulatory and legal matters (e)	—	(76)	—	76	—	7	69	(0.2)	0.18
Tax matters (f)	—	—	—	—	(75)	(9)	(66)	0.1	(0.18)
Adjusted	$11,649	$6,035	$1,230	$4,384	$(233)	$580	$3,571	14.0%	$9.34

Dollar amounts in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2023 FORM 10-K

2021	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$10,968	$6,427	$1,235	$2,584	$(303)	$287	$1,994	12.6%	$5.21
Acquisition and integration-related costs:
Inventory stepped-up to fair value	266	—	—	266	—	63	203	1.0	0.53
Other acquisition and integration-related (a)	—	(319)	—	319	—	75	244	1.2	0.64
Amortization of purchased intangible assets	—	—	—	619	—	130	489	1.6	1.28
Structural optimization and other special charges (b)	28	(358)	—	386	11	52	345	(0.3)	0.90
Goodwill impairment	—	—	—	—	—	—	—	—	—
Medical device regulations (c)	5	—	(102)	107	—	17	90	—	0.24
Recall-related matters (d)	—	—	—	103	—	14	89	—	0.23
Regulatory and legal matters (e)	—	2	—	(2)	(7)	3	(12)	0.2	(0.02)
Tax matters (f)	—	—	—	—	—	(32)	32	(1.4)	0.08
Adjusted	$11,267	$5,752	$1,133	$4,382	$(299)	$609	$3,474	14.9%	$9.09

(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	2023	2022	2021
Termination of sales relationships	$5	$21	$154
Employee retention and workforce reductions	6	33	90
Changes in the fair value of contingent consideration	(1)	(135)	—
Manufacturing integration costs	2	32	16
Stock compensation payments upon a change in control	—	132	—
Other integration-related activities	8	55	59
Adjustments to Operating Income	$20	$138	$319
Charges for acquisition-related tax provisions	(30)	—	—
Other income taxes related to acquisition and integration-related costs	5	34	75
Adjustments to Income Taxes	$(25)	$34	$75
Adjustments to Net Earnings	$45	$104	$244

(b) Structural optimization and other special charges represent the costs associated with:

	2023	2022	2021
Employee retention and workforce reductions	$69	$74	$39
Closure/transfer of manufacturing and other facilities	50	83	52
Product line exits	32	80	61
Certain long-lived and intangible asset write-offs and impairments	28	96	203
Other charges	27	16	31
Adjustments to Operating Income	$206	$349	$386
Adjustments to Other Income (Expense), Net	$—	$—	$11
Adjustments to Income Taxes	$47	$66	$52
Adjustments to Net Earnings	$159	$283	$345

(c) Charges represent the costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union.
(d) Charges represent changes in our best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within a range is not known, to resolve certain recall-related matters.
(e) Charges represent changes in our best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within a range is not known, to resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
(f) Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	2023	2022	2021
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(89)	$(182)	$(77)
Certain tax audit settlements	24	162	—
Reversal of deferred income tax on undistributed earnings of foreign subsidiaries	—	71	—
Other significant and discrete tax items	14	(60)	45
Adjustments to Income Taxes	$(51)	$(9)	$(32)
Benefits for certain tax audit settlements	(9)	(45)	—
Other tax related adjustments	1	(30)	—
Adjustments to Other Income (Expense), Net	$(8)	$(75)	$—
Adjustments to Net Earnings	$43	$(66)	$32

Dollar amounts in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION	2023 FORM 10-K
FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by (used in):	2023	2022	2021
Operating activities	$3,711	$2,624	$3,263
Investing activities	(962)	(2,924)	(859)
Financing activities	(1,594)	(749)	(2,365)
Effect of exchange rate changes	(28)	(51)	(38)
Change in cash and cash equivalents	$1,127	$(1,100)	$1
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
Operating Activities
Cash provided by operating activities was $3,711, $2,624 and $3,263 in 2023, 2022 and 2021. The increase from 2022 was primarily due to higher net earnings and increased collections on accounts receivable. The decrease in 2022 compared to 2021 was due to higher costs for certain electronic components and pre-buying of critical raw materials to manage supply chain delays as well as higher accounts receivable as a result of sales occurring near the end of the year, partially offset by increased net earnings.
Investing Activities
Cash used in investing activities was $962, $2,924 and $859 in 2023, 2022 and 2021. The decrease in cash used in 2023 was primarily due to lower amounts paid for acquisitions. Our 2023 acquisitions included Cerus and in 2022 we acquired Vocera.
Financing Activities
Cash used in financing activities was $1,594, $749 and $2,365 in 2023, 2022 and 2021. Cash used in 2023 was primarily driven by dividend payments of $1,139 and repayments of debt, including $850 to pay off the $1,500 term loan used to fund the acquisition of Vocera and $1,208 to pay off maturing senior unsecured notes. These repayments were offset by net proceeds of $1,781 from the issuance of various senior unsecured notes as described in Note 10 to our Consolidated Financial Statements. In 2022 we made payments of $653 on long-term debt and dividend payments of $1,051. In 2021 we made payments of $1,151 on long-term debt and dividend payments of $950. There were no share repurchases in 2023, 2022 or 2021.
We maintain debt levels that we consider appropriate after evaluating a number of factors including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and overall cost of capital. Refer to Note 10 to our Consolidated Financial Statements for further information.

	2023	2022	2021
Dividends paid per common share	$3.00	$2.78	$2.52
Total dividends paid to common shareholders	$1,139	$1,051	$950
Liquidity
Cash, cash equivalents and marketable securities were $3,053 and $1,928, and our current assets exceeded current liabilities by $4,597 and $3,972 on December 31, 2023 and 2022. We
anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines. We also have a revolving credit agreement maturing in October 2026 with an aggregate principal amount of $2,250.
We raised funds in the capital markets in the past and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 25% and 36% on December 31, 2023 and 2022.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
In 2023 we recorded charges for various legal matters as further described in Note 7 to our Consolidated Financial Statements. Recorded reserves represent the best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known. The final outcome of these matters is dependent on many variables that are difficult to predict. The ultimate cost to entirely resolve these matters may be materially different from the amount of the current estimates and could have a material adverse effect on our financial position, results of operations and cash flows. We are not able to reasonably estimate the future periods in which payments will be made.
As further described in Note 11 to our Consolidated Financial Statements, on December 31, 2023 we had a reserve for uncertain income tax positions of $371. Due to uncertainties regarding the ultimate resolution of income tax audits, we are not able to reasonably estimate the future periods in which any income tax payments to settle these uncertain income tax positions will be made.
As further described in Note 12 to our Consolidated Financial Statements, on December 31, 2023 our defined benefit pension plans were underfunded by $341, of which approximately $337 related to plans outside the United States. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset performance, changes in interest rates and potential changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the amounts that may be required to fund defined benefit pension plans.

Contractual Obligations	Total	2024	2025 - 2026	2027 - 2028	After 2028
Debt repayments	$13,080	$2,097	$2,400	$3,582	$5,001
Interest payments	3,163	348	560	453	1,802
Unconditional purchase obligations	2,750	2,349	296	85	20
Minimum lease payments	520	150	195	97	78
United States Tax Cuts and Jobs Act Transition Tax	354	158	196	—	—
Other	68	13	20	16	19
Total	$19,935	$5,115	$3,667	$4,233	$6,920
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements in accordance with generally accepted accounting principles, there are certain accounting policies, which may require substantial judgment or estimation in their application. We believe these accounting

Dollar amounts in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION	2023 FORM 10-K
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
Indefinite-lived intangible assets and goodwill are not amortized but are tested annually for impairment or whenever events or circumstances indicate such assets may be impaired. Our annual impairment testing date is October 31. When it is unlikely that an indefinite-lived intangible asset or goodwill of a reporting unit is impaired, we perform a qualitative assessment. For goodwill, that qualitative assessment may be periodically supplemented with a corroborative quantitative analysis.
When necessary, we perform a quantitative impairment test and determine the fair value of the indefinite-lived intangible asset or reporting unit using an income approach. For the quantitative impairment test of goodwill, we corroborate our concluded value under the income approach using a market approach that utilizes trading multiples derived from a peer set of similar companies. The income approach calculates the present value of estimated

Dollar amounts in millions except per share amounts or as otherwise specified.	20

STRYKER CORPORATION	2023 FORM 10-K
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
During 2022 our Spine reporting unit’s operating performance was affected by several factors, including a slower than anticipated recovery of surgery volumes as we emerged from the COVID-19 pandemic, rising costs and our competitive environment. Consequently, for the year ended December 31, 2022 revenues, gross margin and operating income were 3%, 4% and 33% below budgeted amounts. For our annual impairment test at October 31, 2022 we performed a quantitative impairment test and recognized a goodwill impairment charge of $216 in our Consolidated Statements of Earnings. Due to the impairment charge in 2022, we also performed a quantitative impairment test for our Spine reporting unit at October 31, 2023 and determined that its fair value exceeded its carrying amount by 10%. Accordingly, we did not record any additional impairment charges. At October 31, 2023, goodwill attributable to the Spine reporting unit was approximately $1.0 billion.
In our quantitative impairment tests, the fair value of our Spine reporting unit was determined using a discounted cash flow analysis, which is a form of the income approach. Significant inputs to the analysis included assumptions for future revenue growth, operating margin and the rate used to discount the estimated future cash flows to their present value, based on the reporting unit’s estimated weighted average cost of capital. Our assumptions for revenue growth and operating margin considered several operating factors, including surgery volumes, increased costs and our competitive environment. We believe our estimates are appropriate based upon current and future market conditions and the best information available at the impairment assessment date. However, future impairment charges could be required if we do not achieve our cash flow, revenue and profitability projections or if there is an increase in the weighted average cost of capital.
The assumptions used in the discounted cash flow analysis are subject to inherent uncertainties and subjectivity. The use of different assumptions, estimates or judgments with respect to the estimation of future cash flows and the determination of the discount rate used to reduce such estimated future cash flows to their net present value could materially affect the determination of any impairment charges. Hypothetical changes in our estimates of the discount rate, long-term revenue growth and long-term operating margin would result in impairment charges as follows:

Change in selected assumption	Percentage decline in fair value	Impairment charge
100 bps increase in discount rate	12%	$51
100 bps decrease in long-term revenue growth	7	—
100 bps decrease in long-term operating margin	3	—
Historical impairment assessments for our other reporting units have indicated that their implied fair values exceed their respective carrying amounts by at least 100%. We did not identify any factors in 2023 or 2022 that would lead us to believe that those reporting units are at risk of a goodwill impairment. Accordingly, we performed qualitative assessments and concluded it was more likely than not that the fair values of those reporting units exceeded their respective carrying amounts. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount rates and cash flow projections, could result in significantly different estimates of fair value. A significant reduction in estimated fair values could result in impairment charges that could materially affect our results of operations.
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
Legal and Other Contingencies
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property, and other matters that are more fully described in Note 7 to our Consolidated Financial Statements. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management had sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred, which could unfavorably affect future operating results. We are currently self-insured for certain claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 to our Consolidated Financial Statements for further information.

Dollar amounts in millions except per share amounts or as otherwise specified.	21

STRYKER CORPORATION	2023 FORM 10-K

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We sell our products globally and, as a result, our operations and financial results could be significantly affected by market risk exposure from exchange rate risk. Our operating results are primarily exposed to changes in exchange rates among the United States Dollar, Australian Dollar, British Pound, Canadian Dollar, Euro and Japanese Yen. We develop and manufacture products in the United States, Canada, China, Costa Rica, France, Germany, India, Ireland, Mexico, Switzerland, Turkey and the United Kingdom and incur costs in the applicable local currencies. This global deployment of facilities serves to partially mitigate the impact of currency exchange rate changes on our cost of sales. Refer to Notes 1, 4 and 5 to our Consolidated Financial Statements for information regarding our use of derivative instruments to mitigate these risks. A hypothetical 10% change in foreign currencies relative to the United States Dollar would change the December 31, 2023 fair value of these instruments by approximately $389.

Dollar amounts in millions except per share amounts or as otherwise specified.	22

STRYKER CORPORATION	2023 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stryker Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Uncertain Tax Positions
Description of the Matter
As described in Note 11 to the consolidated financial statements, the Company operates in multiple jurisdictions with complex tax policy and regulatory environments and establishes reserves for uncertain tax positions in accordance with the accounting guidance governing uncertainty in income taxes. Assessing tax positions involves judgment including interpreting tax laws of multiple jurisdictions and assumptions relevant to the measurement of an unrecognized tax benefit, including the estimated amount of tax liability that may be incurred should the tax position not be sustained upon inspection by a tax authority. These judgments and assumptions can significantly affect the reserve for uncertain tax positions. At December 31, 2023, the Company had accrued liabilities of $371 million relating to uncertain tax positions.

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

/s/    Ernst & Young LLP
We have served as the Company's auditor since 1974.
Grand Rapids, Michigan
February 14, 2024

23

STRYKER CORPORATION	2023 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	2023	2022	2021
Net sales	$20,498	$18,449	$17,108
Cost of sales	7,440	6,871	6,140
Gross profit	$13,058	$11,578	$10,968
Research, development and engineering expenses	1,388	1,454	1,235
Selling, general and administrative expenses	7,129	6,455	6,427
Recall charges, net	18	(15)	103
Amortization of intangible assets	635	627	619
Goodwill impairment	—	216	—
Total operating expenses	$9,170	$8,737	$8,384
Operating income	$3,888	$2,841	$2,584
Other income (expense), net	(215)	(158)	(303)
Earnings before income taxes	$3,673	$2,683	$2,281
Income taxes	508	325	287
Net earnings	$3,165	$2,358	$1,994

Net earnings per share of common stock:
Basic	$8.34	$6.23	$5.29
Diluted	$8.25	$6.17	$5.21

Weighted-average shares outstanding (in millions):
Basic	379.6	378.2	377.0
Effect of dilutive employee stock compensation	4.1	4.0	5.3
Diluted	383.7	382.2	382.3
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were 4.3 in 2022 and de minimis in all other periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2023	2022	2021
Net earnings	$3,165	$2,358	$1,994
Other comprehensive income (loss), net of tax
Marketable securities	1	(1)	3
Pension plans	(59)	186	104
Unrealized gains (losses) on designated hedges	(13)	12	50
Financial statement translation	(124)	113	469
Total other comprehensive income (loss), net of tax	$(195)	$310	$626
Comprehensive income	$2,970	$2,668	$2,620
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	24

STRYKER CORPORATION	2023 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	2023	2022
Assets
Current assets
Cash and cash equivalents	$2,971	$1,844
Marketable securities	82	84
Accounts receivable, less allowance of $182 ($154 in 2022)	3,765	3,565
Inventories:
Materials and supplies	1,242	1,006
Work in process	330	348
Finished goods	3,271	2,641
Total inventories	$4,843	$3,995
Prepaid expenses and other current assets	857	787
Total current assets	$12,518	$10,275
Property, plant and equipment:
Land, buildings and improvements	1,692	1,739
Machinery and equipment	4,652	4,066
Total property, plant and equipment	6,344	5,805
Less allowance for depreciation	3,129	2,835
Property, plant and equipment, net	$3,215	$2,970
Goodwill	15,243	14,880
Other intangibles, net	4,593	4,885
Noncurrent deferred income tax assets	1,670	1,410
Other noncurrent assets	2,673	2,464
Total assets	$39,912	$36,884

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,517	$1,413
Accrued compensation	1,478	1,149
Income taxes	391	292
Dividend payable	304	284
Accrued product liabilities	209	230
Accrued expenses and other liabilities	1,928	1,744
Current maturities of debt	2,094	1,191
Total current liabilities	$7,921	$6,303
Long-term debt, excluding current maturities	10,901	11,857
Income taxes	567	641
Other noncurrent liabilities	1,930	1,467
Total liabilities	$21,319	$20,268
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,200	2,034
Retained earnings	16,771	14,765
Accumulated other comprehensive loss	(416)	(221)
Total shareholders' equity	$18,593	$16,616
Total liabilities & shareholders' equity	$39,912	$36,884
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	25

STRYKER CORPORATION	2023 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Beginning	378.7	$38	377.5	$38	376.1	$38
Issuance of common stock under stock compensation and benefit plans	1.4	—	1.2	—	1.4	—
Ending	380.1	$38	378.7	$38	377.5	$38
Additional paid-in capital
Beginning		$2,034		$1,890		$1,741
Issuance of common stock under stock compensation and benefit plans		(39)		(24)		(22)
Share-based compensation		205		168		171
Ending		$2,200		$2,034		$1,890
Retained earnings
Beginning		$14,765		$13,480		$12,462
Net earnings		3,165		2,358		1,994
Cash dividends declared		(1,159)		(1,073)		(976)
Ending		$16,771		$14,765		$13,480
Accumulated other comprehensive (loss) income
Beginning		$(221)		$(531)		$(1,157)
Other comprehensive income (loss)		(195)		310		626
Ending		$(416)		$(221)		$(531)
Total shareholders' equity		$18,593		$16,616		$14,877
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	26

STRYKER CORPORATION	2023 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2023	2022	2021
Operating activities
Net earnings	$3,165	$2,358	$1,994
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	393	371	371
Amortization of intangible assets	635	627	619
Goodwill impairment	—	216	—
Asset impairments	36	54	264
Share-based compensation	205	168	171
Recall charges, net	18	(15)	103
Sale of inventory stepped up to fair value at acquisition	—	12	266
Deferred income tax (benefit) expense	(206)	58	(237)
Changes in operating assets and liabilities:
Accounts receivable	(175)	(579)	(377)
Inventories	(797)	(762)	(189)
Accounts payable	77	290	329
Accrued expenses and other liabilities	533	328	315
Recall-related payments	(35)	(157)	(221)
Income taxes	(4)	(238)	(98)
Other, net	(134)	(107)	(47)
Net cash provided by operating activities	$3,711	$2,624	$3,263
Investing activities
Acquisitions, net of cash acquired	(390)	(2,563)	(339)
Purchases of marketable securities	(52)	(52)	(49)
Proceeds from sales of marketable securities	54	43	55
Purchases of property, plant and equipment	(575)	(588)	(525)
Proceeds from settlement of net investment hedges	—	197	—
Other investing, net	1	39	(1)
Net cash used in investing activities	$(962)	$(2,924)	$(859)
Financing activities
Proceeds (payments) on short-term borrowings, net	540	(375)	(7)
Proceeds from issuance of long-term debt	1,241	1,500	5
Payments on long-term debt	(2,058)	(653)	(1,151)
Payments of dividends	(1,139)	(1,051)	(950)
Cash paid for taxes from withheld shares	(155)	(122)	(114)
Other financing, net	(23)	(48)	(148)
Net cash provided by (used in) financing activities	$(1,594)	$(749)	$(2,365)
Effect of exchange rate changes on cash and cash equivalents	(28)	(51)	(38)
Change in cash and cash equivalents	$1,127	$(1,100)	$1
Cash and cash equivalents at beginning of year	1,844	2,944	2,943
Cash and cash equivalents at end of year	$2,971	$1,844	$2,944

Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$693	$505	$622
Cash paid for interest on debt	$356	$324	$325

See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	27

STRYKER CORPORATION	2023 FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Stryker (the "Company," "we," "us," or "our") is a global leader in medical technologies and, together with its customers, is driven to make healthcare better. The Company offers innovative products and services in MedSurg, Neurotechnology, Orthopaedics and Spine that help improve patient and healthcare outcomes. Our products include surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; clinical communication and workflow solutions; neurosurgical and neurovascular devices; implants used in joint replacement and trauma surgeries; Mako Robotic-Arm Assisted technology; spinal devices; as well as other products used in a variety of medical specialties.
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
Revenue Recognition: Sales are recognized as the performance obligations to deliver products or services (including services under extended warranty service contracts) are satisfied and are recorded based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations. Our sales are recognized primarily when we transfer control to the customer, which can be on the date of shipment, the date of receipt by the customer or, for most Orthopaedics products, when we have received a purchase order and appropriate notification the product has been used or implanted. Products and services are primarily transferred to customers at a point in time, with some transfers of services taking place over time.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	28

STRYKER CORPORATION	2023 FORM 10-K
resulting from the potential inability to sell specific products at prices in excess of current carrying costs, reserves are maintained to reduce current carrying cost to net realizable value.
Financial Instruments: Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The carrying value of our financial instruments, with the exception of our senior unsecured notes, approximates fair value on December 31, 2023 and 2022. Refer to Notes 3 and 10 for further details.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	29

STRYKER CORPORATION	2023 FORM 10-K
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
New Accounting Pronouncements Not Yet Adopted
In December 2023 the Financial Accounting Standards Board (FASB) issued ASU 2023-09 (Topic 740): Income Taxes: Improvements to Income Tax Disclosures which expands the existing rules on income tax disclosures. This update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and disclose additional information about income taxes paid on an annual basis. The new disclosure requirements are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating these new expanded disclosure requirements.
In November 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands disclosure requirements to require entities to disclose significant segment expenses that are regularly provided to or easily computed from information regularly provided to the chief operating decision maker. This update also requires all annual disclosures currently required by Topic 280 to be disclosed in interim periods. The new disclosure requirements are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating these new expanded disclosure requirements.

Dollar amounts in millions except per share amounts or as otherwise specified.	30

STRYKER CORPORATION	2023 FORM 10-K
Accounting Pronouncements Recently Adopted
In September 2022 the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations, which requires entities that utilize supplier finance programs in connection with the purchase of goods and services to disclose information about the key terms of the programs, a rollforward of the obligations under the programs and where those obligations are presented in the balance sheet. The disclosure requirements are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the requirement for rollforward information which is effective for fiscal years beginning after December 15, 2023. We participate in a supplier financing program that enables our suppliers, at their sole discretion, to sell their Stryker receivables to a financial institution on a non-recourse basis in order to be paid earlier than our payment terms provide. As of December 31, 2023 our obligations under this program are not material.
NOTE 2 - REVENUE RECOGNITION
We disaggregate our net sales by product line and geographic location for each of our segments as we believe it best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.
Products and services are primarily transferred to customers at a point in time, with some transfers of services taking place over time. In 2023 less than 10% of our sales were recognized as services transferred over time. Refer to Note 1 for further discussion on our revenue recognition policies.
Beginning in the first quarter 2023 we consolidated Other MedSurg and Neurotechnology into Endoscopy as Other MedSurg and Neurotechnology (primarily Sustainability Solutions) has been fully integrated into our Endoscopy business. Endoscopy includes sales related to Other of $343, $302 and $277 for 2023, 2022 and 2021. We have reflected these changes in all historical periods presented.

Segment Net Sales
MedSurg and Neurotechnology:	2023	2022	2021
Instruments	$2,569	$2,279	$2,111
Endoscopy	3,033	2,725	2,418
Medical	3,459	3,031	2,607
Neurovascular	1,226	1,200	1,188
Neuro Cranial	1,549	1,376	1,214
	$11,836	$10,611	$9,538
Orthopaedics and Spine:
Knees	$2,273	$1,997	$1,848
Hips	1,544	1,413	1,342
Trauma and Extremities	3,147	2,807	2,664
Spine	1,189	1,146	1,167
Other	509	475	549
	$8,662	$7,838	$7,570
Total	$20,498	$18,449	$17,108

United States Net Sales
MedSurg and Neurotechnology:	2023	2022	2021
Instruments	$2,051	$1,810	$1,637
Endoscopy	2,478	2,211	1,943
Medical	2,785	2,422	2,007
Neurovascular	483	446	451
Neuro Cranial	1,270	1,135	988
	$9,067	$8,024	$7,026
Orthopaedics and Spine:
Knees	$1,676	$1,493	$1,351
Hips	988	896	822
Trauma and Extremities	2,297	2,035	1,866
Spine	883	836	831
Other	346	354	425
	$6,190	$5,614	$5,295
Total	$15,257	$13,638	$12,321

International Net Sales
MedSurg and Neurotechnology:	2023	2022	2021
Instruments	$518	$469	$474
Endoscopy	555	514	475
Medical	674	609	600
Neurovascular	743	754	737
Neuro Cranial	279	241	226
	$2,769	$2,587	$2,512
Orthopaedics and Spine:
Knees	$597	$504	$497
Hips	556	517	520
Trauma and Extremities	850	772	798
Spine	306	310	336
Other	163	121	124
	$2,472	$2,224	$2,275
Total	$5,241	$4,811	$4,787
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

Dollar amounts in millions except per share amounts or as otherwise specified.	31

STRYKER CORPORATION	2023 FORM 10-K
Contract Assets and Liabilities
The nature of our products and services do not generally give rise to contract assets as we typically do not incur costs to fulfill a contract before a product or service is provided to a customer. Our costs to obtain contracts are typically in the form of sales commissions paid to employees or third-party agents. Certain sales commissions paid to employees prior to recognition of sales are recorded as contract assets. We expense sales commissions associated with obtaining a contract at the time of the sale or as incurred as the amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On December 31, 2023 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. This occurs primarily when payment is received upfront for certain multi-period extended warranty service contracts. Our contract liabilities of $860 and $741 on December 31, 2023 and 2022 are classified within accrued expenses and other liabilities and other noncurrent liabilities within our Consolidated Balance Sheets based on the timing of when we expect to complete our performance obligations. Changes in contract liabilities during the year were as follows:

2023
Beginning contract liabilities	$741
Revenue recognized from beginning of year contract liabilities	(379)
Net advance consideration received during the period	498
Ending contract liabilities	$860
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
In the second quarter 2023 we recorded $192 of contingent consideration related to the acquisition of Cerus described in Note 6.
There were no significant transfers into or out of any level of the fair value hierarchy in 2023.

Assets Measured at Fair Value
	2023	2022
Cash and cash equivalents	$2,971	$1,844
Trading marketable securities	209	166
Level 1 - Assets	$3,180	$2,010
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$43	$42
Foreign government debt securities	—	1
United States agency debt securities	4	3
United States treasury debt securities	31	36
Certificates of deposit	4	2
Total available-for-sale marketable securities	$82	$84
Foreign currency exchange forward contracts	116	119
Level 2 - Assets	$198	$203
Total assets measured at fair value	$3,378	$2,213

Liabilities Measured at Fair Value
	2023	2022
Deferred compensation arrangements	$209	$166
Level 1 - Liabilities	$209	$166
Foreign currency exchange forward contracts	$97	$102
Level 2 - Liabilities	$97	$102
Contingent consideration:
Beginning	$121	$306
Additions	192	1
Change in estimate and foreign exchange	(2)	(137)
Settlements	(22)	(49)
Ending	$289	$121
Level 3 - Liabilities	$289	$121
Total liabilities measured at fair value	$595	$389

Fair Value of Available for Sale Securities by Maturity
	2023	2022
Due in one year or less	$46	$53
Due after one year through three years	$36	$31
On December 31, 2023 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest income on cash and cash equivalents, short-term investments and marketable securities income was $75, $25 and $15 in 2023, 2022 and 2021, which was recorded in other income (expense), net.
Our investments in available-for-sale marketable securities had a minimum credit quality rating of A2 (Moody's), A (Standard & Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

Dollar amounts in millions except per share amounts or as otherwise specified.	32

STRYKER CORPORATION	2023 FORM 10-K
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
Foreign Currency Hedges

2023	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$1,650	$1,662	$4,315	$7,627
Maximum term in years				2.9
Fair value:
Other current assets	$24	$74	$16	$114
Other noncurrent assets	2	—	—	2
Other current liabilities	(16)	—	(36)	(52)
Other noncurrent liabilities	(2)	(43)	—	(45)
Total fair value	$8	$31	$(20)	$19
2022
Gross notional amount	$1,053	$1,598	$3,417	$6,068
Maximum term in years				3.9
Fair value:
Other current assets	$20	$—	$9	$29
Other noncurrent assets	1	89	—	90
Other current liabilities	(6)	—	(79)	(85)
Other noncurrent liabilities	(1)	(16)	—	(17)
Total fair value	$14	$73	$(70)	$17
We had €1.5 billion at December 31, 2023 and 2022 in certain forward currency contracts designated as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €4.9 billion and €4.4 billion at December 31, 2023 and 2022 of senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The increase in 2023 was due to the designation of €1.1 billion of senior unsecured notes issued in August and December as net investment hedges partially offset by the November maturity of €550 of notes previously designated as a net investment hedge. See Note 10 for information on debt issuances and maturities. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
In 2022 we settled certain foreign currency forward contracts designated as net investment hedges resulting in cash proceeds of $197. The amounts in AOCI related to settled net investment hedges will remain in AOCI until the hedged investment is either sold or substantially liquidated.
The total after-tax gain (loss) recognized in OCI related to designated net investment hedges was ($215) in 2023.

Currency Exchange Rate Gains (Losses) Recognized in Net Earnings
Derivative Instrument	Recognized in:	2023	2022	2021
Cash Flow	Cost of sales	$39	$23	$(12)
Net Investment	Other income (expense), net	34	39	35
Non-Designated	Other income (expense), net	25	30	8
	Total	$98	$92	$31
Pretax gains (losses) on derivatives designated as cash flow hedges of $26 and net investment hedges of $27 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense), net in earnings within 12 months as of December 31, 2023. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
In conjunction with our offerings of senior unsecured notes in December 2023 we settled certain forward starting interest rate swap contracts with gross notional amounts of $200 that were designated as cash flow hedges. Pretax gains of $4 recorded in AOCI related to interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to other income (expense), net in earnings within 12 months of December 31, 2023. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
2021	$—	$(155)	$40	$(416)	$(531)
OCI	(1)	244	43	253	539
Income taxes	—	(64)	1	(110)	(173)
Reclassifications to:
Cost of sales	—	—	(23)	—	(23)
Other (income) expense, net	—	8	(5)	(39)	(36)
Income taxes	—	(2)	(4)	9	3
Net OCI	$(1)	$186	$12	$113	$310
2022	$(1)	$31	$52	$(303)	$(221)
OCI	1	(67)	27	(157)	(196)
Income taxes	—	12	(5)	59	66
Reclassifications to:
Cost of sales	—	—	(39)	—	(39)
Other (income) expense, net	—	(5)	(5)	(34)	(44)
Income taxes	—	1	9	8	18
Net OCI	$1	$(59)	$(13)	$(124)	$(195)
2023	$—	$(28)	$39	$(427)	$(416)
NOTE 6 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. Cash paid for acquisitions, net of cash acquired was $390 and $2,563 in 2023 and 2022.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	33

STRYKER CORPORATION	2023 FORM 10-K
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
Purchase price allocations for our significant acquisitions are:

Purchase Price Allocation of Acquired Net Assets
	2023	2022
	Cerus	Vocera
Tangible assets acquired:
Accounts receivable	$1	$33
Inventory	2	13
Deferred income tax assets	2	91
Other assets	1	92
Debt	—	(425)
Deferred income tax liabilities	(60)	(193)
Other liabilities	(22)	(117)
Intangible assets:
Customer and distributor relationships	—	603
Developed technology	240	175
Trade name	—	18
Goodwill	317	2,273
Purchase price, net of cash acquired of $7 and $281	$481	$2,563
Weighted-average amortization period at acquisition (years):
Developed technologies	13	6
Customer relationships	—	15
Trademarks	—	9
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
In April 2022 the United States District Court for the District of Delaware issued a judgment following a jury verdict in favor of PureWick Corporation (PureWick) for its 2019 complaint seeking patent infringement damages related to our PrimaFit and PrimoFit products. We recorded charges of $28 in March 2022 accordingly. Stryker is appealing the results of the trial. In June 2022 PureWick filed a motion to enhance the damages awarded, which the court denied in March 2023. In 2022 PureWick also filed a separate complaint seeking additional patent infringement damages, damages enhancement and an injunction related to another version of our PrimaFit products. A trial for this matter is currently set for February 2024. PureWick may seek to recover its legal fees if it is ultimately successful in either matter.
We are currently investigating whether certain business activities in certain foreign countries violated provisions of the FCPA and have engaged outside counsel to conduct these investigations. We have been contacted by the United States Securities and Exchange Commission, United States Department of Justice and certain other regulatory authorities and are cooperating with these agencies. At this time we are unable to predict the outcome of the investigations or the potential impact, if any, on our financial statements.
We have conducted voluntary recalls of certain products, including our Rejuvenate and ABG II Modular-Neck hip stems and certain lot-specific sizes and offsets of LFIT Anatomic CoCr V40 Femoral Heads. Additionally, we are responsible for certain product liability claims, primarily related to certain hip products sold by Wright prior to its 2014 divestiture of the OrthoRecon business.
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of claims and lawsuits. Based on the information that has been received related to the matters discussed above, we recorded charges of $85 in 2023, and our accrual for these matters was $292 at December 31, 2023, representing our best estimate of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	34

STRYKER CORPORATION	2023 FORM 10-K
We have made certain significant assumptions and judgments when recording leases. For all asset classes, we do not recognize a right-of-use asset and lease liability for short-term leases. We also do not separate non-lease components from lease components to which they relate and account for the combined lease and non-lease components as a single lease component. The determination of the discount rate used in a lease is our incremental borrowing rate which is based on what we would normally pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments.

	2023	2022
Right-of-use assets	$494	$473
Lease liabilities, current	$143	$121
Lease liabilities, noncurrent	$356	$357

Other information:
Weighted-average remaining lease term (years)	5.5	5.5
Weighted-average discount rate	3.87%	3.22%
Operating lease expense totaled $172, $149, and $133 in 2023, 2022 and 2021.
Future Obligations
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. In addition, we lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Refer to Note 10 for more information on the debt obligations.

	2024	2025	2026	2027	2028	Thereafter
Debt repayments	$2,097	$1,400	$1,000	$831	$2,751	$5,001
Purchase obligations	$2,349	$213	$83	$65	$20	$20
Minimum lease payments	$150	$108	$87	$56	$41	$78
NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS
In our annual impairment tests of goodwill as of October 31, 2023 and 2022, we performed a quantitative assessment of the Spine reporting unit using a discounted cash flow analysis to estimate the fair value. Significant inputs to the analysis included assumptions for future revenue growth and operating margin. The analysis also included a rate to discount the estimated future cash flow projections to their present value, based on the reporting unit’s estimated weighted average cost of capital.
In 2022, the carrying value of the Spine reporting unit exceeded its fair value and a charge of $216 was recognized in the Goodwill impairment line in the Consolidated Statements of Earnings. The impairment charge for the Spine reporting unit was primarily driven by the slower than anticipated recovery of surgery volumes as we emerged from the COVID-19 pandemic, the competitive pressures in the spine market and rising interest rates in the macroeconomic environment at that time. Due to the goodwill impairment charge in 2022, for our annual impairment test in 2023 we also elected to perform a quantitative assessment. As a result of that assessment we concluded that goodwill of the Spine reporting unit was not impaired in 2023 as its fair value exceeded its carrying value. Goodwill attributable to the Spine reporting unit as of December 31, 2023 was $1,034.
For our other reporting units, we considered qualitative indicators of impairment as it was considered more likely than not that the fair values of those reporting units exceeded their respective carrying values. No impairment was identified for those reporting units in 2023 or 2022.
Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill, including discount and tax rates and future cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could materially affect our results of operations.

Changes in the Net Carrying Value of Goodwill by Segment
	MedSurg and Neurotechnology	Orthopaedics and Spine	Total
2021	$5,669	$7,249	$12,918
Goodwill impairment	—	(216)	(216)
Additions and adjustments	2,320	—	2,320
Foreign exchange and other	(54)	(88)	(142)
2022	$7,935	$6,945	$14,880
Additions and adjustments	301	—	301
Foreign exchange and other	34	28	62
2023	$8,270	$6,973	$15,243

Summary of Other Intangible Assets
	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Developed technologies
2023	$5,769	$2,815	$2,954
2022	5,440	2,363	3,077
Customer relationships
2023	$2,907	$1,504	$1,403
2022	2,847	1,322	1,525
Patents
2023	$329	$302	$27
2022	343	297	46
Trademarks
2023	$427	$246	$181
2022	425	220	205
In-process research and development
2023	$21	$—	$21
2022	21	—	21
Other
2023	$96	$89	$7
2022	105	94	11
Total
2023	$9,549	$4,956	$4,593
2022	9,181	4,296	4,885

Estimated Amortization Expense
2024	2025	2026	2027	2028
$622	$587	$530	$510	$462
NOTE 9 - CAPITAL STOCK
The aggregate number of shares of all classes of stock which we are authorized to issue is up to 1,000,500,000, divided into two classes consisting of 500,000 shares of $1 par value preferred stock and 1,000,000,000 shares of common stock with a par value of $0.10. No shares of preferred stock were outstanding on December 31, 2023.
We made no repurchases of shares in 2023. The manner, timing and amount of repurchases are determined by management based on an evaluation of market conditions, stock price and other factors and are subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On December 31, 2023 the total dollar value of shares that could be purchased under our authorized repurchase program was $1,033.
Shares reserved for future compensation grants of our common stock were 20 million and 23 million on December 31, 2023 and 2022.
Stock Options
We measure the cost of employee stock options based on the grant-date fair value and recognize that cost using the straight-line method over the period in which a recipient is required to

Dollar amounts in millions except per share amounts or as otherwise specified.	35

STRYKER CORPORATION	2023 FORM 10-K
provide services in exchange for the options, typically the vesting period. The weighted-average fair value per share of options is estimated on the date of grant using the Black-Scholes option pricing model.

Option Value and Assumptions
	2023	2022	2021
Weighted-average fair value per share	$83.59	$68.08	$53.35
Assumptions:
Risk-free interest rate	4.0%	1.8%	0.8%
Expected dividend yield	1.2%	1.0%	1.2%
Expected stock price volatility	29.0%	27.0%	26.9%
Expected option life (years)	6.2	5.9	5.9
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

2023 Stock Option Activity
	Shares (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding January 1	12.1	$168.80
Granted	1.6	268.28
Exercised	(2.0)	117.64
Canceled or forfeited	(0.2)	235.73
Outstanding December 31	11.5	$189.70	5.4	$1,257.1
Exercisable December 31	6.8	$153.01	3.1	$1,001.1
Options expected to vest	4.3	$243.26	7.8	$242.2
The aggregate intrinsic value of options, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, exercised was $318, $218 and $253 in 2023, 2022 and 2021. Exercise prices for options outstanding ranged from $77.75 to $287.14 on December 31, 2023. On December 31, 2023 there was $135 of unrecognized compensation cost related to nonvested stock options granted under the long-term incentive plans; that cost is expected to be recognized over the weighted-average period of approximately 1.6 years.

Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) Activity
	Shares (in millions)		Weighted-Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Nonvested on January 1	0.7	0.2	$232.02	$234.70
Granted	0.4	0.1	257.09	255.27
Vested	(0.3)	(0.1)	227.85	217.73
Canceled or forfeited	(0.1)	—	244.09	217.73
Nonvested on December 31	0.7	0.2	$246.98	$250.17
On December 31, 2023 there was $81 of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized as expense over the weighted-average period of approximately one year. The weighted-average grant date fair value per share of RSUs granted was $257.09 and $239.76 in 2023 and 2022. The fair value of RSUs and PSUs vested in 2023 was $74 and $10. On December 31, 2023 there was $19 of unrecognized compensation cost related to nonvested PSUs; the cost is expected to be recognized as expense over the weighted-average period of approximately one year.
Employee Stock Purchase Plans (ESPP)
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 95% of the closing stock price on the last trading day of a purchase period. We issued 190,524 and 221,387 shares under the ESPP in 2023 and 2022.
NOTE 10 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on December 31, 2023.
In 2022 our Board of Directors approved an increase to the maximum amount of commercial paper that can be outstanding from $1,500 to $2,250.
On December 31, 2023 there were no borrowings outstanding under our credit facility or commercial paper program which allows for maturities up to 397 days from the date of issuance.
During 2023 we made payments of $850 to extinguish the remaining balance on the $1.5 billion term loan scheduled to mature on February 22, 2025.
In August 2023 we issued €500 of floating rate senior notes due November 16, 2024. The notes bear interest at a rate based on the three-month Euro Interbank Offered Rate (EURIBOR) plus 0.3%. The notes are callable at February 16, 2024, May 16, 2024 or October 16, 2024 either by us or at the option of the notes holders.
In November 2023 we repaid the outstanding €550 principal amount of 1.125% senior unsecured notes due November 30, 2023 and in December 2023 we repaid the outstanding $600 principal amount of 0.600% senior unsecured notes due December 1, 2023. We subsequently issued $600 of 4.850% senior unsecured notes due December 8, 2028 and €600 of 3.375% senior unsecured notes due December 11, 2028. The following table summarizes our total debt at December 31:

Dollar amounts in millions except per share amounts or as otherwise specified.	36

STRYKER CORPORATION	2023 FORM 10-K

Summary of Total Debt
Rate	Due	2023	2022
Senior unsecured notes:
1.125%	November 30, 2023	$—	$585
0.600%	December 1, 2023	—	599
3.375%	May 15, 2024	600	596
Various	November 16, 2024	554	—
0.250%	December 3, 2024	940	903
1.150%	June 15, 2025	648	647
3.375%	November 1, 2025	749	748
3.500%	March 15, 2026	997	995
2.125%	November 30, 2027	828	795
3.650%	March 7, 2028	598	597
4.850%	December 8, 2028	596	—
3.375%	December 11, 2028	661	—
0.750%	March 1, 2029	883	848
1.950%	June 15, 2030	991	991
2.625%	November 30, 2030	713	684
1.000%	December 3, 2031	823	790
4.100%	April 1, 2043	393	392
4.375%	May 15, 2044	396	396
4.625%	March 15, 2046	983	983
2.900%	June 15, 2050	642	642
Term loan		—	850
Other		—	7
Total debt		$12,995	$13,048
Less current maturities		2,094	1,191
Total long-term debt		$10,901	$11,857

Unamortized debt issuance costs		$50	$52
Borrowing capacity on existing facilities		$2,160	$2,162
Fair value of senior unsecured notes		$12,252	$10,910
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
Interest expense on outstanding debt and credit facilities, including required fees incurred, that were included in other income (expense), net, totaled $356, $337, and $337 in 2023, 2022 and 2021.
NOTE 11 - INCOME TAXES
Our effective tax rate was 13.8%, 12.1% and 12.6% for 2023, 2022 and 2021. The effective income tax rate for 2023 increased from 2022 due to the 2022 effective settlement of the United States federal income tax audit for years 2014 through 2018 and the 2022 reversal of deferred income tax on undistributed earnings of foreign subsidiaries partially offset by the 2023 tax effect related to transfers of intellectual property between tax jurisdictions. The effective income tax rate for 2022 decreased from 2021 due to the 2022 effective settlement of the United States federal income tax audit for years 2014 through 2018 and the 2022 reversal of deferred income tax on undistributed earnings of foreign subsidiaries. The effective income tax rates for 2023, 2022 and 2021 reflect the continued lower effective income tax rates as a result of our European operations, the tax effect related to the transfers of intellectual property between tax jurisdictions, the tax effect of future remittances of the undistributed earnings of foreign subsidiaries and certain discrete tax items.

Effective Income Tax Rate Reconciliation
	2023	2022	2021
United States federal statutory rate	21.0%	21.0%	21.0%
United States state and local income taxes, less federal deduction	1.1	2.0	2.7
Foreign income tax at rates other than 21%	(6.8)	(4.1)	(6.9)
Tax related to repatriation of foreign earnings	1.2	(2.4)	1.4
Intellectual property transfers	(3.3)	0.1	(2.3)
United States federal audit settlement	—	(6.1)	—
Goodwill impairment	—	1.7	—
Other	0.6	(0.1)	(3.3)
Effective income tax rate	13.8%	12.1%	12.6%

Earnings Before Income Taxes
	2023	2022	2021
United States	$701	$407	$433
International	2,972	2,276	1,848
Total	$3,673	$2,683	$2,281

Components of Income Tax Expense (Benefit)
Current income tax expense (benefit):	2023	2022	2021
United States federal	$236	$(76)	$155
United States state and local	48	64	97
International	430	279	272
Total current income tax expense	$714	$267	$524
Deferred income tax expense (benefit):
United States federal	$(212)	$(179)	$(82)
United States state and local	(20)	(30)	(23)
International	26	267	(132)
Total deferred income tax expense (benefit)	$(206)	$58	$(237)
Total income tax expense	$508	$325	$287
Interest and penalties included in other income (expense), net were expense of $1 in 2023, income of $71 in 2022 and expense of $23 in 2021. The United States federal deferred income tax expense (benefit) includes the utilization of net operating loss carryforwards of $189, $56 and $283 in 2023, 2022 and 2021.

Deferred Income Tax Assets and Liabilities
Deferred income tax assets:	2023	2022
Inventories	$521	$516
Other accrued expenses	253	155
Depreciation and amortization	918	1,038
State income taxes	150	153
Share-based compensation	86	73
Research and development capitalization	295	204
International interest expense carryforwards	46	135
Net operating loss and credit carryforwards	385	247
Other	235	191
Total deferred income tax assets	$2,889	$2,712
Less valuation allowances	(223)	(285)
Net deferred income tax assets	$2,666	$2,427
Deferred income tax liabilities:
Depreciation and amortization	$(1,012)	$(1,037)
Undistributed earnings	(47)	(47)
Total deferred income tax liabilities	$(1,059)	$(1,084)
Net deferred income tax assets	$1,607	$1,343
Reported as:
Noncurrent deferred income tax assets	$1,670	$1,410
Noncurrent liabilities—Other liabilities	(63)	(67)
Total	$1,607	$1,343
Accrued interest and penalties were $67 and $66 on December 31, 2023 and 2022 which were reported in accrued expenses and other liabilities and other noncurrent liabilities.
United States federal loss carryforwards of $254, with $53 of associated deferred tax asset and with $2 being subject to a valuation allowance, begin to expire in 2024. United States state loss carryforwards of $3,006, with $74 associated deferred tax asset and with $47 being subject to a valuation allowance, begin to expire in 2024. International loss carryforwards of $259, with $66 of associated deferred tax asset and with $63 being subject

Dollar amounts in millions except per share amounts or as otherwise specified.	37

STRYKER CORPORATION	2023 FORM 10-K
to a valuation allowance, begin to expire in 2026; however, some have no expiration. We also have tax credit carryforwards of $208 with $79 being subject to a full valuation allowance. The credits with a full valuation allowance begin to expire in 2024. We do not anticipate generating income tax in excess of the non-expiring credits in the foreseeable future.
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
We recorded deferred income tax on undistributed earnings of foreign subsidiaries not determined to be indefinitely reinvested. In 2022 it was determined that, based on our revised capital plan, certain cash outside the United States would no longer need to be repatriated during the period previously contemplated. As a result deferred taxes of $71 that were recorded on the associated earnings were reversed. The amount of undistributed earnings of foreign subsidiaries determined to be indefinitely reinvested at December 31, 2023 was approximately $11 billion. Determination of the total amount of unrecognized deferred income tax on undistributed earnings of foreign subsidiaries is not practicable.

Uncertain Income Tax Positions
	2023	2022
Beginning uncertain tax positions	$286	$444
Increases related to current year income tax positions	102	17
Increases related to prior year income tax positions	10	34
Decreases related to prior year income tax positions	(33)	(178)
Settlements of income tax audits	(1)	(13)
Statute of limitations expirations and other	—	(6)
Foreign currency translation	7	(12)
Ending uncertain tax positions	$371	$286
Reported as:
Noncurrent liabilities—Income taxes	$371	$286
Our income tax expense would have been reduced by $248 and $289 in 2023 and 2022 had these uncertain income tax positions been favorably resolved. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next 12 months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including inventory transfer pricing, cost sharing, product royalty and foreign branch arrangements. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be resolved. Interest and penalties incurred associated with uncertain tax positions are included in other income (expense), net.
In the normal course of business, income tax authorities in various income tax jurisdictions both within the United States and internationally conduct routine audits of our income tax returns filed in prior years. These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex income tax regulations regarding the allocation of income to the various income tax jurisdictions. Income tax expense in 2022 decreased $162 due to the effective settlement of the United States federal income tax audit for years 2014 through 2018. In addition 2022 other income (expense), net includes a benefit of $50 related to the release of accrued interest associated with this settlement. Income tax years are open from 2019 through the current year for the United
States federal jurisdiction. Income tax years open for our other major jurisdictions range from 2007 through the current year.
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

	2023	2022	2021
Plan expense	$327	$305	$259
Expense funded with Stryker common stock	57	41	37
Stryker common stock held by plan:
Dollar amount	$649	$522	$582
Shares (in millions)	2.2	2.1	2.2
Value as a percentage of total plan assets	10%	10%	10%
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

Components of Net Periodic Pension Cost
Net periodic benefit cost:	2023	2022	2021
Service cost	$(32)	$(56)	$(72)
Interest cost	(23)	(10)	(7)
Expected return on plan assets	18	15	11
Amortization of prior service credit	1	1	1
Recognized actuarial gain (loss)	4	(9)	(16)
Curtailment gain	—	—	9
Net periodic benefit cost	$(32)	$(59)	$(74)
Changes in assets and benefit obligations recognized in OCI:
Net actuarial gain (loss)	$(67)	$244	$132
Recognized net actuarial (gain) loss	(4)	9	16
Prior service credit and transition amount	(1)	(1)	(1)
Curtailment gain	—	—	(9)
Total recognized in other comprehensive income (loss)	$(72)	$252	$138
Total recognized in net periodic benefit cost and OCI	$(104)	$193	$64
Weighted-average rates used to determine net periodic benefit cost:
Discount rate	3.3%	1.1%	0.8%
Expected return on plan assets	4.2%	3.1%	2.5%
Rate of compensation increase	3.0%	2.6%	2.6%
Weighted-average discount rate used to determine projected benefit obligations	2.8%	3.3%	1.1%
The actuarial gain (loss) for all pension plans was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.
Investment Strategy
The investment strategy for our defined benefit pension plans is to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.

Dollar amounts in millions except per share amounts or as otherwise specified.	38

STRYKER CORPORATION	2023 FORM 10-K

	2023	2022
Fair value of plan assets	$485	$420
Benefit obligations	(826)	(673)
Funded status	$(341)	$(253)
Reported as:
Noncurrent assets—other assets	$21	$21
Current liabilities—accrued compensation	(3)	(3)
Noncurrent liabilities—other liabilities	(359)	(271)
Pre-tax amounts recognized in AOCI:
Unrecognized net actuarial gain (loss)	(39)	33
Unrecognized prior service credit	11	11
Total	$(28)	$44

Change in Benefit Obligations
	2023	2022
Beginning projected benefit obligations	$673	$1,036
Service cost	32	56
Interest cost	23	10
Foreign exchange impact	32	(56)
Employee contributions	7	5
Actuarial (gains) losses	79	(354)
Benefits paid	(20)	(24)
Ending projected benefit obligations	$826	$673
Ending accumulated benefit obligations	$790	$645

Change in Plan Assets
	2023	2022
Beginning fair value of plan assets	$420	$543
Actual return	29	(109)
Employer contributions	23	19
Employee contributions	7	5
Foreign exchange impact	22	(24)
Benefits paid	(16)	(14)
Ending fair value of plan assets	$485	$420

Allocation of Plan Assets
	2024 Target	2023 Actual	2022 Actual
Equity securities	25%	28%	27%
Debt securities	41	37	38
Other	34	35	35
Total	100%	100%	100%

Valuation of Plan Assets
2023	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15	$—	$—	$15
Equity securities	20	130	—	150
Corporate debt securities	2	185	—	187
Other	5	63	65	133
Total	$42	$378	$65	$485
2022
Cash and cash equivalents	$18	$—	$—	$18
Equity securities	21	99	—	120
Corporate debt securities	2	151	—	153
Other	5	69	55	129
Total	$46	$319	$55	$420
Our Level 3 pension plan assets consist primarily of guaranteed investment contracts with insurance companies. The insurance contracts guarantee us principal repayment and a fixed rate of return. The $10 increase in Level 3 pension plan assets is primarily driven by the change in the corresponding pension liability. We expect to contribute $24 to our defined benefit pension plans in 2024.

Estimated Future Benefit Payments
2024	2025	2026	2027	2028	2028-2032
$23	$24	$24	$26	$28	$164
NOTE 13 - SUMMARY OF QUARTERLY DATA (UNAUDITED)

2023 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$4,778	$4,996	$4,909	$5,815
Gross profit	3,016	3,181	3,158	3,703
Earnings before income taxes	679	899	869	1,226
Net earnings	592	738	692	1,143
Net earnings per share of common stock:
Basic	$1.56	$1.95	$1.82	$3.01
Diluted	$1.54	$1.93	$1.80	$2.98
Dividends declared per share of common stock	$0.75	$0.75	$0.75	$0.80

2022 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$4,275	$4,493	$4,479	$5,202
Gross profit	2,734	2,826	2,782	3,236
Earnings before income taxes	386	720	816	761
Net earnings	323	656	816	563
Net earnings per share of common stock:
Basic	$0.86	$1.73	$2.16	$1.48
Diluted	$0.84	$1.72	$2.14	$1.47
Dividends declared per share of common stock	$0.695	$0.695	$0.695	$0.750
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

Segment Results	2023	2022	2021
MedSurg and Neurotechnology	$11,836	$10,611	$9,538
Orthopaedics and Spine	8,662	7,838	7,570
Net sales	$20,498	$18,449	$17,108
MedSurg and Neurotechnology	$564	$540	$518
Orthopaedics and Spine	637	614	629
Segment depreciation and amortization	$1,201	$1,154	$1,147
Corporate and Other	140	124	125
Total depreciation and amortization	$1,341	$1,278	$1,272
MedSurg and Neurotechnology	$3,336	$2,737	$2,807
Orthopaedics and Spine	2,399	2,296	2,180
Segment operating income	$5,735	$5,033	$4,987
Items not allocated to segments:
Corporate and Other	$(780)	$(649)	$(605)
Acquisition and integration-related charges	(20)	(150)	(585)
Amortization of intangible assets	(635)	(627)	(619)
Structural optimization and other special charges	(206)	(349)	(386)
Goodwill impairment	—	(216)	—
Medical device regulations	(96)	(140)	(107)
Recall-related matters	(18)	15	(103)
Regulatory and legal matters	(92)	(76)	2
Consolidated operating income	$3,888	$2,841	$2,584

Dollar amounts in millions except per share amounts or as otherwise specified.	39

STRYKER CORPORATION	2023 FORM 10-K

Segment Assets and Capital Spending
Assets:	2023	2022
MedSurg and Neurotechnology	$20,514	$18,487
Orthopaedics and Spine	18,313	17,466
Total segment assets	$38,827	$35,953
Corporate and Other	1,085	931
Total assets	$39,912	$36,884
Purchases of property, plant and equipment:	2023	2022	2021
MedSurg and Neurotechnology	$179	$173	$197
Orthopaedics and Spine	183	175	165
Total segment purchases of property, plant and equipment	$362	$348	$362
Corporate and Other	213	240	163
Total purchases of property, plant and equipment	$575	$588	$525
We measure the financial results of our reportable segments using an internal performance measure that excludes acquisition and integration-related charges, structural optimization and other special charges, goodwill impairment, reserves for certain product recall matters and reserves for certain legal and regulatory matters. Identifiable assets are those assets used exclusively in the operations of each business segment or allocated when used jointly. Corporate assets are principally property, plant and equipment and noncurrent assets. Certain assets in 2022 have been reallocated to the segments to conform with current year presentation.
The countries in which we have local revenue generating operations have been combined into the following geographic areas: the United States; Europe, Middle East, Africa; Asia Pacific; and other foreign countries, which include Canada and countries in the Latin American region. Net sales are reported based on the geographic area of the Stryker location where the sales to the customer originated.

Geographic Information
	Net Sales			Net Property, Plant and Equipment
	2023	2022	2021	2023	2022
United States	$15,257	$13,638	$12,321	$1,874	$1,791
Europe, Middle East, Africa	2,618	2,348	2,299	1,151	995
Asia Pacific	1,946	1,885	1,973	77	76
Other countries	677	578	515	113	108
Total	$20,498	$18,449	$17,108	$3,215	$2,970
NOTE 15 - ASSET IMPAIRMENTS
Asset impairments recognized in 2023 were not significant. Asset impairments recognized in 2022 included $47 to write off long-lived and intangible assets primarily as a result of the exit of certain product lines.
The government in China conducts regional and national volume-based procurement (VBP) programs for high-value medical consumables as part of its efforts to reduce healthcare costs. Each VBP program has specific requirements to award contracts to the lowest bidders who are able to satisfy the quality and quantity requirements. As a result of the outcome of certain regional programs for our trauma products and the national VBP program for hips and knees we recorded charges of $105 to impair certain long-lived and intangible assets in 2021. These charges were included in selling, general and administrative expenses.
In addition to the above, we recorded asset impairments of $159 in 2021 consisting primarily of in-process research and development, other intangible assets and property, plant and equipment as a result of COVID-19-related demand impacts on in-process product development and certain other divestiture and restructuring activities. These charges were included in selling, general and administrative expenses.

Dollar amounts in millions except per share amounts or as otherwise specified.	40

STRYKER CORPORATION	2023 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) (Exchange Act) as of December 31, 2023. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting during the fourth quarter of 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company's management assessed the effectiveness of our internal control over financial reporting on December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Stryker’s independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stryker Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Stryker Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stryker Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 14, 2024 expressed an unqualified opinion thereon.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	41

STRYKER CORPORATION	2023 FORM 10-K
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

/s/    Ernst & Young LLP

Grand Rapids, Michigan
February 14, 2024

ITEM 9B.	OTHER INFORMATION.
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
Information regarding our directors and certain corporate governance and other matters appearing under the captions "Proposal 1—Election of Directors," "Corporate Governance," and "Additional Information—Delinquent Section 16(a) Reports" in the 2024 proxy statement is incorporated herein by reference.
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
Information regarding the compensation of our management appearing under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation of Directors" in the 2024 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the caption "Stock Ownership" in the 2024 proxy statement is incorporated herein by reference.
On December 31, 2023 we had an equity compensation plan under which options were granted at a price not less than fair market value at the date of grant and under which awards of restricted stock units (RSUs) and performance stock units (PSUs) were made. Options and RSUs were also awarded under a previous plan. Additional information regarding our equity compensation plans appears in Note 1 and Note 9 to our Consolidated Financial Statements. On December 31, 2023 we also had a stock performance incentive award program pursuant to which shares of our common stock were and may be issued to certain employees with respect to performance. The status of these plans, each of which were previously submitted to and approved by our shareholders, on December 31, 2023 is as follows:

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
2008 Employee Stock Purchase Plan	N/A	N/A	3,777,327
2011 Long-Term Incentive Plan(1)	12,344,284	$189.70	20,270,016
2011 Performance Incentive Award Plan	N/A	N/A	261,342
Total			24,308,685
(1) The 2011 Long-Term Incentive Plan securities to be issued upon exercise include 704,052 RSUs and 187,474 PSUs. The weighted-average exercise prices does not take these awards into account.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption "Corporate Governance" and "Corporate Governance—Certain Relationships and Related Party Transactions" in the 2024 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information under the caption "Proposal 2—Ratification of Appointment of our Independent Registered Public Accounting Firm" in the 2024 proxy statement is incorporated herein by reference.

Dollar amounts in millions except per share amounts or as otherwise specified.	42

STRYKER CORPORATION	2023 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements
	The following Consolidated Financial Statements are set forth in Part II, Item 8 of this report.
	Report of Independent Registered Public Accounting Firm					23
	Consolidated Statements of Earnings for 2023, 2022 and 2021					24
	Consolidated Statements of Comprehensive Income for 2023, 2022 and 2021					24
	Consolidated Balance Sheets on 2023 and 2022					25
	Consolidated Statements of Shareholders’ Equity for 2023, 2022 and 2021					26
	Consolidated Statements of Cash Flows for 2023, 2022 and 2021					27
	Notes to Consolidated Financial Statements					28

(a) 2.	Financial Statement Schedules
	The Consolidated Financial Statement schedule of Stryker Corporation and its subsidiaries is:
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
			Additions	Deductions
	Description	Balance at Beginning of Period	Charged to Costs & Expenses	Uncollectible Amounts Written Off, Net of Recoveries	Effect of Changes in Foreign Currency Exchange Rates	Balance at End of Period
	DEDUCTED FROM ASSET ACCOUNTS
	Allowance for Doubtful Accounts:
	Year ended December 31, 2023	$154	$69	$40	$1	$182
	Year ended December 31, 2022	$167	$41	$52	$2	$154
	Year ended December 31, 2021	$131	$61	$23	$2	$167

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

(ii)	©
Agreement and Plan of Merger, dated as of January 6, 2022, by and among Stryker Corporation, Voice Merger Sub Corp., and Vocera Communications, Inc. — Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 11, 2022 (Commission File No. 001-13149).

Exhibit 3—		Articles of Incorporation and By-Laws
(i)		Restated Articles of Incorporation — Incorporated by reference to Exhibit 3(i) to the Company's Form 10-Q for the quarterly period ended September 30, 2018 (Commission File No. 00-09165).
(ii)		Amended and Restated Bylaws - Incorporated by reference to Exhibit 3(ii) to the Company's Form 10-K for the year ended December 31, 2022 (Commission File No. 001-13149).

Exhibit 4—		Instruments defining the rights of security holders, including indentures—We agree to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of Stryker Corporation and its subsidiaries not exceeding 10% of the total assets of Stryker Corporation and its consolidated subsidiaries is authorized.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	43

STRYKER CORPORATION	2023 FORM 10-K

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

(ix)
Sixteenth Supplemental Indenture (including the form of the 2027 note), dated November 30, 2018, between Stryker Corporation and U.S. Bank National Association. — Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated November 30, 2018 (Commission File No. 000-09615).

(x)
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

(xii)
Twentieth Supplemental Indenture (including the form of the 2029 note), dated December 3, 2019, between Stryker Corporation and U.S. Bank National Association. — Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated December 3, 2019 (Commission File No. 001-13149).

(xiii)
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

(xv)
Twenty-Third Supplemental Indenture (including the form of the 2030 note), dated June 4, 2020, between Stryker Corporation and U.S. Bank National Association — Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated June 4, 2020 (Commission File No. 001-13149).

(xvi)
Twenty-Fourth Supplemental Indenture (including the form of the 2050 note), dated June 4, 2020, between Stryker Corporation and U.S. Bank National Association — Incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K dated June 4, 2020 (Commission File No. 001-13149).

(xvii)
Twenty-Sixth Supplemental Indenture (including the form of the 2028 note), dated December 8, 2023, between Stryker Corporation and U.S. Bank Trust Company, National Association, as trustee — Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated December 8, 2023 (Commission File No. 001-13149).

(xviii)
Twenty-Seventh Supplemental Indenture (including the form of the 2028 note), dated December 11, 2023, between Stryker Corporation and U.S. Bank Trust Company, National Association, as trustee — Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated December 11, 2023 (Commission File No. 001-13149).

(xix)	†	Description of Securities

Exhibit 10—		Material contracts
(i)*	†	Form of grant notice and terms and conditions for stock options granted in 2024 under the 2011 Long-Term Incentive Plan.
(ii)*	†	Form of grant notice and terms and conditions for restricted stock units granted in 2024 under the 2011 Long-Term Incentive Plan.
(iii)*	†	Form of grant notice and terms and conditions for performance stock units granted in 2024 under the 2011 Long-Term Incentive Plan.
(iv)*
Form of grant notice and terms and conditions for restricted stock units granted in 2023 under the 2011 Long-Term Incentive Plan to non-employee directors — Incorporated by reference to Exhibit 10(i) to the Company’s Form 10-Q for the quarterly period ended June 30, 2023 (Commission File No. 000-09165).

(v)*
Form of grant notice and terms and conditions for stock options granted in 2023 under the 2011 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 2022 (Commission File No. 001-13149).

(vi)*
Form of grant notice and terms and conditions for restricted stock units granted in 2023 under the 2011 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-K for the year ended December 31, 2022 (Commission File No. 001-13149).

(vii)*
Form of grant notice and terms and conditions for performance stock units granted in 2023 under the 2011 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10(iii) to the Company's Form 10-K for the year ended December 31, 2022 (Commission File No. 001-13149).

(viii)*
Form of grant notice and terms and conditions for stock options granted in 2022 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 2021 (Commission File No. 001-13149).

44

STRYKER CORPORATION	2023 FORM 10-K

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

(xvii)*
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

(xxi)*
Form of terms and conditions for restricted stock units granted to non-employee directors in 2019 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(v) to the Company's Form 10-K for the year ended December 31, 2019 (Commission File No. 001-13149).

(xxii)*
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

(xxvi)*
2006 Long-Term Incentive Plan (as amended effective February 7, 2017) — Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-K for the year ended December 31, 2016 (Commission File No. 000-09165).

(xxvii)*
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

(xxix)*
Form of grant notice and terms and conditions for performance stock units granted in 2018 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(iv) to the Company’s Form 10-K for the year ended December 31, 2017 (Commission File No. 000-09165).

(xxx)*
Form of grant notice and terms and conditions for restricted stock units granted in 2018 under the 2011 Long-Term Incentive Plan to non-employee directors — Incorporated by reference to Exhibit 10(ii) to the Company’s Form 10-Q for the quarterly period ended June 30, 2018 (Commission File No. 000-09165).

(xxxi)*	Stryker Corporation Executive Bonus Plan — Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(xxxii)*	Letter Agreement between Stryker Corporation and Glenn Boehnlein — Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated January 26, 2016 (Commission File No. 000-09165).

45

STRYKER CORPORATION	2023 FORM 10-K

(xxxiii)*		Letter Agreement between Stryker Corporation and Timothy J. Scannell — Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 18, 2021 (Commission File No. 001-13149).
(xxxiv)		Form of Indemnification Agreement for Directors — Incorporated by reference to Exhibit 10 (xiv) to the Company's Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxxv)		Form of Indemnification Agreement for Certain Officers—Incorporated by reference to Exhibit 10 (xv) to the Company's Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxxvi)
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

Exhibit 21—		Subsidiaries of the registrant
(i)	†	List of Subsidiaries.

Exhibit 23—		Consent of experts and counsel
(i)	†	Consent of Independent Registered Public Accounting Firm.

Exhibit 31—		Rule 13a-14(a) Certifications
(i)	†	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	†	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 32—		18 U.S.C. Section 1350 Certifications
(i)	††	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	††	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 97—		Policy Relating to Recovery of Erroneously Awarded Compensation
(i)	†	Stryker Corporation Mandatory Clawback Policy

Exhibit 101—		iXBRL (Inline Extensible Business Reporting Language) Documents
101.INS		iXBRL Instance Document
101.SCH		iXBRL Schema Document
101.CAL		iXBRL Calculation Linkbase Document
101.DEF		iXBRL Definition Linkbase Document
101.LAB		iXBRL Label Linkbase Document
101.PRE		iXBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*	Compensation arrangement

†	Filed with this Form 10-K

††	Furnished with this Form 10-K

©	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Stryker hereby agrees to furnish supplementally a copy of any omitted schedule upon request by the U.S. Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY.
None.

46

STRYKER CORPORATION	2023 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYKER CORPORATION
Date:	February 14, 2024	/s/ GLENN S. BOEHNLEIN
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

47