Form 10-Q
period 2024-06-30
STRYKER CORP
filed 2024-07-31
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 381,075,364 shares of Common Stock, $0.10 par value, on June 30, 2024.

STRYKER CORPORATION	2024 Second Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Six Months
	2024	2023	2024	2023
Net sales	$5,422	$4,996	$10,665	$9,774
Cost of sales	2,006	1,815	3,916	3,577
Gross profit	$3,416	$3,181	$6,749	$6,197
Research, development and engineering expenses	363	346	731	685
Selling, general and administrative expenses	1,847	1,709	3,687	3,490
Amortization of intangible assets	155	161	308	322
Total operating expenses	$2,365	$2,216	$4,726	$4,497
Operating income	$1,051	$965	$2,023	$1,700
Other income (expense), net	(53)	(66)	(102)	(122)
Earnings before income taxes	$998	$899	$1,921	$1,578
Income taxes	173	161	308	248
Net earnings	$825	$738	$1,613	$1,330

Net earnings per share of common stock:
Basic	$2.17	$1.95	$4.24	$3.51
Diluted	$2.14	$1.93	$4.19	$3.47

Weighted-average shares outstanding (in millions):
Basic	381.0	379.7	380.7	379.4
Effect of dilutive employee stock compensation	4.4	4.2	4.5	4.2
Diluted	385.4	383.9	385.2	383.6

Cash dividends declared per share of common stock	$0.80	$0.75	$1.60	$1.50
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Six Months
	2024	2023	2024	2023
Net earnings	$825	$738	$1,613	$1,330
Other comprehensive income (loss), net of tax:
Marketable securities	—	—	—	—
Pension plans	(1)	(1)	1	(3)
Unrealized gains (losses) on designated hedges	(3)	11	(1)	2
Financial statement translation	26	(35)	61	(108)
Total other comprehensive income (loss), net of tax	$22	$(25)	$61	$(109)
Comprehensive income	$847	$713	$1,674	$1,221

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2024 Second Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,874	$2,971
Marketable securities	83	82
Accounts receivable, less allowance of $186 ($182 in 2023)	3,622	3,765
Inventories:
Materials and supplies	1,163	1,242
Work in process	380	330
Finished goods	3,501	3,271
Total inventories	$5,044	$4,843
Prepaid expenses and other current assets	1,022	857
Total current assets	$11,645	$12,518
Property, plant and equipment:
Land, buildings and improvements	1,685	1,692
Machinery and equipment	4,937	4,652
Total property, plant and equipment	$6,622	$6,344
Less allowance for depreciation	3,304	3,129
Property, plant and equipment, net	$3,318	$3,215
Goodwill	15,408	15,243
Other intangibles, net	4,363	4,593
Noncurrent deferred income tax assets	1,606	1,670
Other noncurrent assets	2,790	2,673
Total assets	$39,130	$39,912

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,304	$1,517
Accrued compensation	887	1,478
Income taxes	334	391
Dividends payable	305	304
Accrued expenses and other liabilities	2,001	2,137
Current maturities of debt	2,095	2,094
Total current liabilities	$6,926	$7,921
Long-term debt, excluding current maturities	10,127	10,901
Income taxes	350	567
Other noncurrent liabilities	1,965	1,930
Total liabilities	$19,368	$21,319
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,305	2,200
Retained earnings	17,774	16,771
Accumulated other comprehensive loss	(355)	(416)
Total shareholders' equity	$19,762	$18,593
Total liabilities and shareholders' equity	$39,130	$39,912

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2024 Second Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months		Six Months
	2024	2023	2024	2023
Common stock shares outstanding (in millions)
Beginning	380.9	379.6	380.1	378.7
Issuance of common stock under stock compensation and benefit plans	0.2	0.2	1.0	1.1
Ending	381.1	379.8	381.1	379.8

Common stock
Beginning	$38	$38	$38	$38
Issuance of common stock under stock compensation and benefit plans	—	—	—	—
Ending	$38	$38	$38	$38
Additional paid-in capital
Beginning	$2,257	$2,090	$2,200	$2,034
Issuance of common stock under stock compensation and benefit plans	2	(2)	(28)	(20)
Share-based compensation	46	39	133	113
Ending	$2,305	$2,127	$2,305	$2,127
Retained earnings
Beginning	$17,254	$15,072	$16,771	$14,765
Net earnings	825	738	1,613	1,330
Cash dividends declared	(305)	(284)	(610)	(569)
Ending	$17,774	$15,526	$17,774	$15,526
Accumulated other comprehensive income (loss)
Beginning	$(377)	$(305)	$(416)	$(221)
Other comprehensive income (loss)	22	(25)	61	(109)
Ending	$(355)	$(330)	$(355)	$(330)
Total shareholders' equity	$19,762	$17,361	$19,762	$17,361

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2024 Second Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	2024	2023
Operating activities
Net earnings	$1,613	$1,330
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	210	194
Amortization of intangible assets	308	322
Asset impairments	19	3
Share-based compensation	133	113
Sale of inventory stepped-up to fair value at acquisition	9	—
Deferred income tax (benefit) expense	(31)	2
Changes in operating assets and liabilities:
Accounts receivable	103	308
Inventories	(230)	(589)
Accounts payable	(205)	(97)
Accrued expenses and other liabilities	(653)	(179)
Income taxes	(284)	(171)
Other, net	(155)	(103)
Net cash provided by operating activities	$837	$1,133
Investing activities
Acquisitions, net of cash acquired	(334)	(390)
Purchases of marketable securities	(32)	(35)
Proceeds from sales of marketable securities	31	42
Purchases of property, plant and equipment	(319)	(282)
Proceeds from settlement of net investment hedges	99	—
Other investing, net	30	—
Net cash used in investing activities	$(525)	$(665)
Financing activities
Proceeds (payments) on short-term borrowings, net	—	(4)
Payments on long-term debt	(600)	(201)
Payments of dividends	(609)	(569)
Cash paid for taxes from withheld shares	(127)	(111)
Other financing, net	(48)	(1)
Net cash provided by (used in) financing activities	$(1,384)	$(886)
Effect of exchange rate changes on cash and cash equivalents	(25)	(25)
Change in cash and cash equivalents	$(1,097)	$(443)
Cash and cash equivalents at beginning of period	2,971	1,844
Cash and cash equivalents at end of period	$1,874	$1,401

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2024 Second Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," "us" or "our") on June 30, 2024 and the results of operations for the three and six months 2024. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2023.
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

Net Sales by Business
	Three Months		Six Months
	2024	2023	2024	2023
MedSurg and Neurotechnology:
Instruments	$698	$622	$1,365	$1,188
Endoscopy	768	713	1,546	1,420
Medical	908	841	1,772	1,619
Neurovascular	327	311	637	595
Neuro Cranial	416	373	796	728
	$3,117	$2,860	$6,116	$5,550
Orthopaedics and Spine:
Knees	$602	$562	$1,190	$1,128
Hips	428	393	821	768
Trauma and Extremities	832	766	1,662	1,535
Spine	307	296	607	580
Other	136	119	269	213
	$2,305	$2,136	$4,549	$4,224
Total	$5,422	$4,996	$10,665	$9,774

Net Sales by Geography
	Three Months 2024		Three Months 2023
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$564	$134	$504	$118
Endoscopy	623	145	576	137
Medical	763	145	682	159
Neurovascular	127	200	123	188
Neuro Cranial	339	77	306	67
	$2,416	$701	$2,191	$669
Orthopaedics and Spine:
Knees	$433	$169	$406	$156
Hips	261	167	249	144
Trauma and Extremities	610	222	559	207
Spine	229	78	221	75
Other	98	38	85	34
	$1,631	$674	$1,520	$616
Total	$4,047	$1,375	$3,711	$1,285

Net Sales by Geography
	Six Months 2024		Six Months 2023
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$1,096	$269	$945	$243
Endoscopy	1,259	287	1,149	271
Medical	1,478	294	1,294	325
Neurovascular	248	389	241	354
Neuro Cranial	648	148	595	133
	$4,729	$1,387	$4,224	$1,326
Orthopaedics and Spine:
Knees	$862	$328	$822	$306
Hips	512	309	485	283
Trauma and Extremities	1,221	441	1,113	422
Spine	450	157	433	147
Other	187	82	146	67
	$3,232	$1,317	$2,999	$1,225
Total	$7,961	$2,704	$7,223	$2,551
We sell certain customer lease agreements and the related leased assets to third-party financial institutions to accelerate our cash collection cycle. The lease receivables are sold without recourse and are derecognized from our Consolidated Balance Sheets at the time of sale. Under the terms of our arrangements,

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2024 Second Quarter Form 10-Q
we collect lease payments on behalf of the financial institutions but maintain no other form of continuing involvement. Sales of these lease agreements are classified as operating activities in our Consolidated Statements of Cash Flows. Fees earned for our servicing activities are immaterial. Revenue related to customer lease agreements sold under these arrangements represented approximately 3% of our total revenue for the three and six months 2024 and 2023.
Contract Assets and Liabilities
On June 30, 2024 and December 31, 2023 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. This occurs primarily when payment is received upfront for certain multi-period extended service contracts. Our contract liabilities of $921 and $860 on June 30, 2024 and December 31, 2023 are classified within accrued expenses and other liabilities and other noncurrent liabilities within our Consolidated Balance Sheets based on the timing of when we expect to complete our performance obligations.
Changes in contract liabilities during the six months 2024 were as follows:

June 30
2024
Beginning contract liabilities	$860
Revenue recognized from beginning of year contract liabilities	(268)
Net advance consideration received during the period	329
Ending contract liabilities	$921
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2024	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning		$(26)	$41	$(392)	$(377)
OCI	—	(2)	8	49	55
Income taxes	—	1	(3)	(17)	(19)
Reclassifications to:
Cost of sales	—	—	(10)	—	(10)
Other (income) expense, net	—	—	(1)	(8)	(9)
Income taxes	—	—	3	2	5
Net OCI	$—	$(1)	$(3)	$26	$22
Ending	$—	$(27)	$38	$(366)	$(355)

Three Months 2023	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(1)	$29	$43	$(376)	$(305)
OCI	(1)	1	24	(24)	—
Income taxes	—	(2)	(5)	(4)	(11)
Reclassifications to:
Cost of sales	—	—	(9)	—	(9)
Other (income) expense, net	1	(1)	(1)	(9)	(10)
Income taxes	—	1	2	2	5
Net OCI	$—	$(1)	$11	$(35)	$(25)
Ending	$(1)	$28	$54	$(411)	$(330)

Six Months 2024	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(28)	$39	$(427)	$(416)
OCI	—	—	24	130	154
Income taxes	—	1	(7)	(57)	(63)
Reclassifications to:
Cost of sales	—	—	(20)	—	(20)
Other (income) expense, net	—	—	(3)	(16)	(19)
Income taxes	—	—	5	4	9
Net OCI	$—	$1	$(1)	$61	$61
Ending	$—	$(27)	$38	$(366)	$(355)

Six Months 2023	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(1)	$31	$52	$(303)	$(221)
OCI	(1)	3	27	(123)	(94)
Income taxes	—	(5)	(6)	28	17
Reclassifications to:
Cost of sales	—	—	(22)	—	(22)
Other (income) expense, net	1	(2)	(2)	(17)	(20)
Income taxes	—	1	5	4	10
Net OCI	$—	$(3)	$2	$(108)	$(109)
Ending	$(1)	$28	$54	$(411)	$(330)
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
Foreign Currency Hedges

June 2024	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$1,611	$1,607	$4,579	$7,797
Maximum term in years				3.0
Fair value:
Other current assets	$32	$—	$40	$72
Other noncurrent assets	2	14	—	16
Other current liabilities	(22)	—	(7)	(29)
Other noncurrent liabilities	(1)	(18)	—	(19)
Total fair value	$11	$(4)	$33	$40

December 2023	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$1,650	$1,662	$4,315	$7,627
Maximum term in years				2.9
Fair value:
Other current assets	$24	$74	$16	$114
Other noncurrent assets	2	—	—	2
Other current liabilities	(16)	—	(36)	(52)
Other noncurrent liabilities	(2)	(43)	—	(45)
Total fair value	$8	$31	$(20)	$19

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2024 Second Quarter Form 10-Q
We had €1.5 billion at June 30, 2024 and December 31, 2023 in certain forward currency contracts designated as net investment hedges to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €4.9 billion at June 30, 2024 and December 31, 2023 of senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
In the six months 2024 we settled certain foreign currency forward contracts designated as net investment hedges resulting in cash proceeds of $99. The amounts in AOCI related to settled net investment hedges will remain in AOCI until the hedged investment is either sold or substantially liquidated.
The total after-tax gain (loss) recognized in OCI related to designated net investment hedges was $171 in the six months 2024.
Currency Exchange Rate Gains (Losses) Recognized in Net Earnings

		Three Months		Six Months
Derivative Instrument	Recognized in:	2024	2023	2024	2023
Cash Flow	Cost of sales	$10	$9	$20	$22
Net Investment	Other income (expense), net	8	9	16	17
Non-Designated	Other income (expense), net	10	5	13	9
	Total	$28	$23	$49	$48
Pretax gains (losses) on derivatives designated as cash flow hedges of $22 and net investment hedges of $31 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense), net in earnings within 12 months of June 30, 2024. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
Pretax gains of $4 recorded in AOCI related to interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to other income (expense), net in earnings within 12 months of June 30, 2024. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2023.
In 2023 we recorded $192 of contingent consideration related to the acquisition of Cerus Endovascular Limited (Cerus) described in Note 7.
There were no significant transfers into or out of any level of the fair value hierarchy in 2024.

Assets Measured at Fair Value	June 30	December 31
	2024	2023
Cash and cash equivalents	$1,874	$2,971
Trading marketable securities	241	209
Level 1 - Assets	$2,115	$3,180
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$48	$43
United States agency debt securities	1	4
United States treasury debt securities	29	31
Certificates of deposit	5	4
Total available-for-sale marketable securities	$83	$82
Foreign currency exchange forward contracts	88	116
Level 2 - Assets	$171	$198
Total assets measured at fair value	$2,286	$3,378

Liabilities Measured at Fair Value	June 30	December 31
	2024	2023
Deferred compensation arrangements	$241	$209
Level 1 - Liabilities	$241	$209
Foreign currency exchange forward contracts	$48	$97
Level 2 - Liabilities	$48	$97
Contingent consideration:
Beginning	$289	$121
Additions	1	192
Change in estimate and foreign exchange	(15)	(2)
Settlements	(48)	(22)
Ending	$227	$289
Level 3 - Liabilities	$227	$289
Total liabilities measured at fair value	$516	$595

Fair Value of Available for Sale Securities by Maturity
	June 30	December 31
	2024	2023
Due in one year or less	$41	$46
Due after one year through three years	$42	$36
On June 30, 2024 and December 31, 2023 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest income on cash and cash equivalents, short-term investments and marketable securities income was $26 and $11 in the three months and $62 and $25 in the six months 2024 and 2023, which was recorded in other income (expense), net.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2024 Second Quarter Form 10-Q
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
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of claims and lawsuits. Based on the information that has been received related to the matters discussed above, our accrual for these matters was $187 at June 30, 2024, representing our best estimate of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.

Leases	June 30	December 31
	2024	2023
Right-of-use assets	$510	$494
Lease liabilities, current	$143	$143
Lease liabilities, non-current	$379	$356

Other information:
Weighted-average remaining lease term (years)	5.2	5.5
Weighted-average discount rate	3.95%	3.87%

	Three Months		Six Months
	2024	2023	2024	2023
Operating lease cost	$50	$41	$97	$79
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. In the six months 2024 and 2023 cash paid for acquisitions, net of cash acquired was $334 and $390.
On March 20, 2024 we acquired SERF SAS (SERF) for net cash consideration of $244. SERF's implants strengthen the global portfolio of our Joint Replacement business within Orthopaedics and Spine. The purchase price allocation for SERF is based on preliminary valuations, primarily related to developed technology and customer relationships. Goodwill attributable to the acquisition is not deductible for tax purposes.
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
The purchase price allocation for Cerus is:

Purchase Price Allocation of Acquired Net Assets
2023	Cerus
Tangible assets acquired:
Accounts receivable	$1
Inventory	2
Deferred income tax assets	4
Other assets	1
Deferred income tax liabilities	(60)
Other liabilities	(22)
Intangible assets:
Developed technology	240
Goodwill	315
Purchase price, net of cash acquired of $7	$481
Weighted average amortization period at acquisition (years):
Developed technologies	13
The purchase price allocation for Cerus was finalized in the second quarter 2024 without material adjustments.

Consolidated Estimated Amortization Expense
Remainder of 2024	2025	2026	2027	2028
$312	$597	$541	$518	$469
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on June 30, 2024.
On June 30, 2024 there were no borrowings outstanding under our revolving credit facility or our commercial paper program which allows for maturities up to 397 days from the date of issuance. The maximum amount of our commercial paper that can be outstanding at any time is $2,250.
In May 2024 we repaid the outstanding $600 principal amount of the 3.375% senior unsecured notes due May 15, 2024.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2024 Second Quarter Form 10-Q

Summary of Total Debt		June 30	December 31
		2024	2023
Rate	Due
Senior unsecured notes:
3.375%	May 15, 2024	$—	$600
Floating	November 16, 2024	536	554
0.250%	December 3, 2024	910	940
1.150%	June 15, 2025	649	648
3.375%	November 1, 2025	749	749
3.500%	March 15, 2026	997	997
2.125%	November 30, 2027	801	828
3.650%	March 7, 2028	598	598
4.850%	December 8, 2028	595	596
3.375%	December 11, 2028	640	661
0.750%	March 1, 2029	854	883
1.950%	June 15, 2030	993	991
2.625%	November 30, 2030	690	713
1.000%	December 3, 2031	796	823
4.100%	April 1, 2043	393	393
4.375%	May 15, 2044	396	396
4.625%	March 15, 2046	983	983
2.900%	June 15, 2050	642	642
Total debt		$12,222	$12,995
Less current maturities		2,095	2,094
Total long-term debt		$10,127	$10,901

		June 30	December 31
		2024	2023
Unamortized debt issuance costs		$32	$50
Borrowing capacity on existing facilities		$2,159	$2,160
Fair value of senior unsecured notes		$11,253	$12,252
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
NOTE 9 - INCOME TAXES
Our effective tax rates were 17.3% and 16.0% in the three and six months 2024 and 17.9% and 15.7% in the three and six months 2023. The effective tax rates for the three and six months 2024 and 2023 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items.
NOTE 10 - SEGMENT INFORMATION

	Three Months		Six Months
	2024	2023	2024	2023
MedSurg and Neurotechnology	$3,117	$2,860	$6,116	$5,550
Orthopaedics and Spine	2,305	2,136	4,549	4,224
Net sales	$5,422	$4,996	$10,665	$9,774
MedSurg and Neurotechnology	$861	$780	$1,665	$1,407
Orthopaedics and Spine	676	601	1,281	1,202
Segment operating income	$1,537	$1,381	$2,946	$2,609
Items not allocated to segments:
Corporate and other	$(203)	$(165)	$(466)	$(387)
Acquisition and integration-related costs	(23)	(2)	(10)	(8)
Amortization of intangible assets	(155)	(161)	(308)	(322)
Structural optimization and other special charges	(75)	(72)	(89)	(114)
Medical device regulations	(15)	(27)	(28)	(55)
Recall-related matters	(17)	(3)	(22)	(3)
Regulatory and legal matters	2	14	—	(20)
Consolidated operating income	$1,051	$965	$2,023	$1,700
There were no significant changes to total assets by segment from the information provided in our Annual Report on Form 10-K for 2023.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2024 Second Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Macroeconomic Environment
The global economy continues to experience inflationary pressures in part due to global supply chain disruptions, labor shortages and other impacts of the macroeconomic environment which we anticipate will continue. Higher interest rates and capital costs, higher shipping costs, increased costs of labor, fluctuating foreign currency exchange rates and the military conflicts in Russia and Ukraine and the Middle East result in additional economic challenges and uncertainties. These conditions may cause our customers to decrease or delay orders for our products and services, and the higher interest rates may impact deal mix for our capital products.
Overview of the Three and Six Months
In the three months 2024 we achieved sales growth of 8.5% from 2023. Excluding the impact of acquisitions and divestitures, sales grew 9.0% in constant currency. We reported operating income margin of 19.4%, net earnings of $825 and net earnings per diluted share of $2.14. Excluding the impact of certain items, adjusted operating income margin(1) increased by 30 basis points to 24.6%, with adjusted net earnings(1) of $1,085 and adjusted net earnings per diluted share(1) of $2.81, an increase of 10.6% from 2023.
In the six months 2024 we achieved sales growth of 9.1% from 2023. Excluding the impact of acquisitions and divestitures, sales grew 9.5% in constant currency. We reported operating income margin of 19.0%, net earnings of $1,613 and net earnings per diluted share of $4.19. Excluding the impact of certain items, adjusted operating income margin(1) increased by 60 basis points to 23.3%, with adjusted net earnings(1) of $2,047 and adjusted net earnings per diluted share(1) of $5.31, an increase of 13.5% from 2023.
Recent Developments
On March 20, 2024 we acquired SERF for net cash consideration of $244. SERF's implants strengthen the global portfolio of our Joint Replacement business within Orthopaedics and Spine. Refer to Note 7 to our Consolidated Financial Statements for further information.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months					Six Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2024	2023	2024	2023	Change	2024	2023	2024	2023	Change
Net sales	$5,422	$4,996	100.0%	100.0%	8.5%	$10,665	$9,774	100.0%	100.0%	9.1%
Gross profit	3,416	3,181	63.0	63.7	7.4	6,749	6,197	63.3	63.4	8.9
Research, development and engineering expenses	363	346	6.7	6.9	4.9	731	685	6.9	7.0	6.7
Selling, general and administrative expenses	1,847	1,709	34.1	34.2	8.1	3,687	3,490	34.6	35.7	5.6
Amortization of intangible assets	155	161	2.9	3.2	(3.7)	308	322	2.9	3.3	(4.3)
Other income (expense), net	(53)	(66)	(1.0)	(1.3)	(19.7)	(102)	(122)	(1.0)	(1.2)	(16.4)
Income taxes	173	161	nm	nm	7.5	308	248	nm	nm	24.2
Net earnings	$825	$738	15.2%	14.8%	11.8%	$1,613	$1,330	15.1%	13.6%	21.3%

Net earnings per diluted share	$2.14	$1.93			10.9%	$4.19	$3.47			20.7%
Adjusted net earnings per diluted share(1)	$2.81	$2.54			10.6%	$5.31	$4.68			13.5%

nm - not meaningful

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2024 Second Quarter Form 10-Q

Geographic and Segment Net Sales	Three Months				Six Months
			Percentage Change				Percentage Change
	2024	2023	As Reported	Constant Currency	2024	2023	As Reported	Constant Currency
Geographic:
United States	$4,047	$3,711	9.1%	9.1%	$7,961	$7,223	10.2%	10.2%
International	1,375	1,285	7.0	10.5	2,704	2,551	6.0	8.7
Total	$5,422	$4,996	8.5%	9.4%	$10,665	$9,774	9.1%	9.8%
Segment:
MedSurg and Neurotechnology	$3,117	$2,860	9.0%	9.8%	$6,116	$5,550	10.2%	10.8%
Orthopaedics and Spine	2,305	2,136	7.9	8.9	4,549	4,224	7.7	8.5
Total	$5,422	$4,996	8.5%	9.4%	$10,665	$9,774	9.1%	9.8%

Supplemental Net Sales Growth Information
	Three Months							Six Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2024	2023	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2024	2023	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$698	$622	12.3%	12.9%	12.3%	12.4%	15.4%	$1,365	$1,188	14.9%	15.3%	16.0%	10.4%	12.5%
Endoscopy	768	713	7.6	8.3	8.2	5.3	9.0	1,546	1,420	8.9	9.4	9.6	5.6	8.6
Medical	908	841	8.0	8.4	11.9	(8.7)	(6.5)	1,772	1,619	9.4	9.7	14.2	(9.5)	(8.1)
Neurovascular	327	311	5.3	8.0	2.3	7.3	11.8	637	595	7.1	9.6	2.6	10.2	14.5
Neuro Cranial	416	373	11.6	12.2	10.6	16.2	19.9	796	728	9.3	9.9	8.9	11.4	14.7
	$3,117	$2,860	9.0%	9.8%	10.3%	4.9%	8.3%	$6,116	$5,550	10.2%	10.8%	12.0%	4.6%	7.3%
Orthopaedics and Spine:
Knees	$602	$562	7.1%	8.0%	6.6%	8.2%	11.7%	$1,190	$1,128	5.5%	6.2%	4.8%	7.3%	10.0%
Hips	428	393	8.9	10.6	4.3	16.9	21.7	821	768	7.0	8.4	5.5	9.6	13.5
Trauma and Extremities	832	766	8.6	9.3	9.1	7.4	9.8	1,662	1,535	8.3	8.6	9.7	4.5	5.9
Spine	307	296	3.8	4.4	4.4	2.0	4.3	607	580	4.6	5.0	4.1	6.0	7.6
Other	136	119	14.3	16.4	15.4	11.7	18.9	269	213	26.2	28.7	28.1	22.1	29.9
	$2,305	$2,136	7.9%	8.9%	7.3%	9.4%	12.9%	$4,549	$4,224	7.7%	8.5%	7.8%	7.5%	10.1%
Total	$5,422	$4,996	8.5%	9.4%	9.1%	7.0%	10.5%	$10,665	$9,774	9.1%	9.8%	10.2%	6.0%	8.7%
Note: Beginning in the first quarter 2024, a product line previously included in Instruments has been reclassified to Endoscopy to align with a change in our internal reporting structure. We have reflected this change in all historical periods presented.

Consolidated Net Sales
Consolidated net sales increased 8.5% in the three months 2024 as reported and 9.4% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.9%. Excluding the 0.4% impact of acquisitions and divestitures, net sales in constant currency increased by 7.9% from increased unit volume and 1.1% due to higher prices. The unit volume increase was due to higher product shipments across all MedSurg and Neurotechnology and Orthopaedics and Spine businesses.
Consolidated net sales increased 9.1% in the six months 2024 as reported and 9.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.7%. Excluding the 0.3% impact of acquisitions and divestitures, net sales in constant currency increased by 8.6% from increased unit volume and 0.9% due to higher prices. The unit volume increase was due to higher product shipments across all MedSurg and Neurotechnology and Orthopaedics and Spine businesses.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales increased 9.0% in the three months 2024 as reported and 9.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Excluding the 0.1% impact of acquisitions and divestitures, net sales in constant currency increased by 7.6% from increased unit volume and 2.1% from higher prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology businesses.
MedSurg and Neurotechnology net sales increased 10.2% in the six months 2024 as reported and 10.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.6%. Excluding the 0.2% impact of acquisitions and divestitures, net sales in constant currency increased by 8.8% from increased unit volume and 1.8% from higher prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology businesses.
Orthopaedics and Spine Net Sales
Orthopaedics and Spine net sales increased 7.9% in the three months 2024 as reported and 8.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.0%. Excluding the 0.9% impact of acquisitions and divestitures, net sales in constant currency increased 8.4% from increased unit volume partially offset by 0.4% from lower prices. The unit volume increase was due to higher shipments across all Orthopaedics and Spine businesses.
Orthopaedics and Spine net sales increased 7.7% in the six months 2024 as reported and 8.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Excluding the 0.5% impact of acquisitions and divestitures, net sales in constant currency increased 8.3% from increased unit volume partially offset by 0.3% from lower prices. The unit volume increase was due to higher shipments across all Orthopaedics and Spine businesses.

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2024 Second Quarter Form 10-Q
Gross Profit
Gross profit was $3,416 and $3,181 in the three months 2024 and 2023. The key components of the change were:

Gross Profit Percent Net Sales
Three Months 2023	63.7%
Sales pricing	40 bps
Volume and mix	50 bps
Manufacturing and supply chain costs	(80) bps
Structural optimization and other special charges	(60) bps
Inventory stepped up to fair value	(20) bps
Three Months 2024	63.0%
Gross profit as a percentage of net sales in the three months 2024 decreased to 63.0% from 63.7% in 2023 primarily due to higher manufacturing and supply chain costs and structural optimization and other special charges partially offset by favorable volumes and higher sales prices.
Gross profit was $6,749 and $6,197 in the six months 2024 and 2023. The key components of the change were:

Gross Profit Percent Net Sales
Six Months 2023	63.4%
Sales pricing	30 bps
Volume and mix	50 bps
Manufacturing and supply chain costs	(50) bps
Structural optimization and other special charges	(30) bps
Inventory stepped up to fair value	(10) bps
Six Months 2024	63.3%
Gross profit as a percentage of net sales in the six months 2024 remained relatively flat with 2023.
While segment mix was not a significant driver of the change in gross profit as a percent of net sales between the three and six months 2024 and 2023, we generally expect segment mix to have an unfavorable impact for the foreseeable future as we anticipate more rapid sales growth in our lower gross margin MedSurg and Neurotechnology segment than our Orthopaedics and Spine segment.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $17 or 4.9% in the three months 2024. As a percentage of net sales, expenses in the three months 2024 of 6.7% was relatively consistent with the three months 2023 of 6.9%.
Research, development and engineering expenses increased $46 or 6.7% in the six months 2024. As a percentage of net sales, expenses in the six months 2024 of 6.9% was relatively consistent with the six months 2023 of 7.0%.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $138 or 8.1% in the three months 2024. As a percentage of net sales, expenses in the three months 2024 of 34.1% was relatively consistent with the three months 2023 of 34.2%.
Selling, general and administrative expenses increased $197 or 5.6% in the six months 2024 and decreased as a percentage of net sales to 34.6% from 35.7% in 2023, primarily due to higher charges in the six months 2023 for structural optimization and certain legal matters, in addition to continued spend discipline in the six months 2024.
Amortization of Intangible Assets
Amortization of intangible assets was $155 and $161 in the three months and $308 and $322 in the six months 2024 and 2023.
Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating income was $1,051 and $965 in the three months 2024 and 2023. Operating income as a percentage of net sales in the three months 2024 increased to 19.4% from 19.3% in 2023. Refer to the discussion above for the primary drivers of the change.
Operating income was $2,023 and $1,700 in the six months 2024 and 2023. Operating income as a percentage of net sales in the six months 2024 increased to 19.0% from 17.4% in 2023. Refer to the discussion above for the primary drivers of the change.
MedSurg and Neurotechnology operating income as a percentage of net sales increased to 27.6% in the three months 2024 from 27.3% in 2023. Orthopaedics and Spine operating income as a percentage of net sales increased to 29.3% in the three months 2024 from 28.1% in 2023. The key components of the change were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics and Spine
Three Months 2023	27.3%	28.1%
Sales pricing	150 bps	(30) bps
Volume	250 bps	740 bps
Manufacturing and supply chain costs	(90) bps	(320) bps
Research, development and engineering expenses	(80) bps	(60) bps
Selling, general and administrative expenses	(200) bps	(210) bps
Three Months 2024	27.6%	29.3%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales for the three months was primarily driven by higher unit volumes and higher prices partially offset by higher selling, general and administrative expenses, higher manufacturing and supply chain costs and higher research, development and engineering expenses due to disciplined increases in spend and investments to support our growth.
The increase in Orthopaedics and Spine operating income as a percentage of net sales for the three months was primarily driven by higher unit volumes partially offset by higher manufacturing and supply chain costs and higher selling, general and administrative expenses.
MedSurg and Neurotechnology operating income as a percentage of net sales increased to 27.2% in the six months 2024 from 25.4% in 2023. Orthopaedics and Spine operating income as a percentage of net sales decreased to 28.2% in the six months 2024 from 28.5% in 2023. The key components of the change were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics and Spine
Six Months 2023	25.4%	28.5%
Sales pricing	130 bps	(20) bps
Volume	300 bps	410 bps
Manufacturing and supply chain costs	40 bps	(150) bps
Research, development and engineering expenses	(90) bps	(70) bps
Selling, general and administrative expenses	(200) bps	(200) bps
Six Months 2024	27.2%	28.2%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales for the six months was primarily

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2024 Second Quarter Form 10-Q
driven by higher unit volumes and higher prices partially offset by higher selling, general and administrative expenses and higher research, development and engineering expenses due to disciplined increases in spend and investments to support our growth.
The decrease in Orthopaedics and Spine operating income as a percentage of net sales for the six months was primarily driven by higher selling, general and administrative expenses, higher manufacturing and supply chain costs and higher research, development and engineering expenses due to disciplined increases in spend and investments to support our growth partially offset by higher unit volumes.
Other Income (Expense), Net
Other income (expense), net was ($53) and ($66) in the three months and ($102) and ($122) in the six months 2024 and 2023.
Income Taxes
Our effective tax rates were 17.3% and 16.0% in the three and six months 2024 and 17.9% and 15.7% in the three and six months 2023. The effective tax rates for the three and six months 2024 and 2023 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items. The Organisation for Economic Cooperation and Development (OECD), which represents a coalition of member countries, has put forth two proposed base erosion and profit shifting frameworks that revise the existing profit allocation and nexus rules (Pillar One) and ensure a minimal level of taxation (Pillar Two). On December 12, 2022 the European Union member states agreed to implement the Inclusive Framework’s global corporate minimum tax rate of 15%, and various countries within and outside the European Union have either enacted or proposed new tax laws implementing Pillar Two in 2024. The OECD continues to release additional guidance and we anticipate more countries will enact similar tax laws. Some of the new tax laws are effective in 2024 while others will be effective in future years. These tax law changes and any additional contemplated tax law changes could increase tax expense in future periods.
Net Earnings
Net earnings increased to $825 or $2.14 per diluted share in the three months 2024 from $738 or $1.93 per diluted share in 2023. Net earnings increased to $1,613 or $4.19 per diluted share in the six months 2024 from $1,330 or $3.47 per diluted share in 2023. Refer to the discussion above for the primary drivers of the change.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2024 Second Quarter Form 10-Q
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

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2024	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,416	$1,847	$363	$1,051	$(53)	$173	$825	17.3%	$2.14
Reported percent net sales	63.0%	34.1%	6.7%	19.4%	(1.0)%	nm	15.2%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	9	—	—	9	—	2	7	0.1	0.02
Other acquisition and integration-related (a)	—	(14)	—	14	—	2	12	0.1	0.03
Amortization of purchased intangible assets	—	—	—	155	—	32	123	0.8	0.33
Structural optimization and other special charges (b)	40	(35)	—	75	—	17	58	0.5	0.15
Medical device regulations (c)	4	—	(11)	15	—	4	11	0.1	0.02
Recall-related matters (d)	11	(6)	—	17	—	4	13	0.1	0.03
Regulatory and legal matters (e)	—	2	—	(2)	—	(1)	(1)	—	—
Tax matters (f)	—	—	—	—	(1)	(38)	37	(3.8)	0.09
Adjusted	$3,480	$1,794	$352	$1,334	$(54)	$195	$1,085	15.2%	$2.81
Adjusted percent net sales	64.2%	33.1%	6.5%	24.6%	(1.0)%	nm	20.0%

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2024 Second Quarter Form 10-Q

Three Months 2023	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,181	$1,709	$346	$965	$(66)	$161	$738	17.9%	$1.93
Reported percent net sales	63.7%	34.2%	6.9%	19.3%	(1.3)%	nm	14.8%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	—	(2)	—	2	—	2	—	0.1	—
Amortization of purchased intangible assets	—	—	—	161	—	34	127	1.1	0.33
Structural optimization and other special charges (b)	9	(63)	—	72	—	17	55	0.7	0.14
Medical device regulations (c)	—	—	(27)	27	—	8	19	0.4	0.05
Recall-related matters (d)	—	(3)	—	3	—	1	2	—	0.01
Regulatory and legal matters (e)	—	14	—	(14)	—	(3)	(11)	(0.1)	(0.03)
Tax matters (f)	—	—	—	—	—	(46)	46	(4.9)	0.11
Adjusted	$3,190	$1,655	$319	$1,216	$(66)	$174	$976	15.2%	$2.54
Adjusted percent net sales	63.9%	33.1%	6.4%	24.3%	(1.3)%	nm	19.5%

(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	Three Months
	2024	2023
Termination of sales relationships	$2	$—
Employee retention and workforce reductions	4	—
Changes in the fair value of contingent consideration	2	(2)
Manufacturing integration costs	1	—
Other integration-related activities	5	4
Adjustments to Operating Income	$14	$2
Adjustments to Income Taxes	$2	$2
Adjustments to Net Earnings	$12	$—

(b) Structural optimization and other special charges represent the costs associated with:

	Three Months
	2024	2023
Employee retention and workforce reductions	$3	$47
Closure/transfer of manufacturing and other facilities	10	12
Product line exits	15	6
Certain long-lived and intangible asset write-offs and impairments	7	2
Termination of sales relationships in certain countries	1	—
Other charges	39	5
Adjustments to Operating Income	$75	$72
Adjustments to Income Taxes	$17	$17
Adjustments to Net Earnings	$58	$55

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
(f) Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	Three Months
	2024	2023
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(47)	$(47)
Certain tax audit settlements	(2)	(4)
Other tax matters	11	5
Adjustments to Income Taxes	$(38)	$(46)
Benefits for certain tax audit settlements	(1)	—
Adjustments to Other Income (Expense), Net	$(1)	$—
Adjustments to Net Earnings	$37	$46

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2024 Second Quarter Form 10-Q

Six Months 2024	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$6,749	$3,687	$731	$2,023	$(102)	$308	$1,613	16.0%	$4.19
Reported percent net sales	63.3%	34.6%	6.9%	19.0%	(1.0)%	nm	15.1%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	9	—	—	9	—	2	7	0.1	0.02
Other acquisition and integration-related (a)	—	(1)	—	1	—	3	(2)	0.2	(0.01)
Amortization of purchased intangible assets	—	—	—	308	—	64	244	1.1	0.64
Structural optimization and other special charges (b)	43	(46)	—	89	—	20	69	0.4	0.18
Medical device regulations (c)	5	—	(23)	28	—	7	21	0.1	0.05
Recall-related matters (d)	11	(11)	—	22	—	5	17	0.1	0.04
Regulatory and legal matters (e)	—	—	—	—	—	—	—	—	—
Tax matters (f)	—	—	—	—	(1)	(79)	78	(4.1)	0.20
Adjusted	$6,817	$3,629	$708	$2,480	$(103)	$330	$2,047	13.9%	$5.31
Adjusted percent net sales	63.9%	34.0%	6.6%	23.3%	(1.0)%	nm	19.2%

Six Months 2023	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$6,197	$3,490	$685	$1,700	$(122)	$248	$1,330	15.7%	$3.47
Reported percent net sales	63.4%	35.7%	7.0%	17.4%	(1.2)%	nm	13.6%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	—	(8)	—	8	—	3	5	0.1	0.01
Amortization of purchased intangible assets	—	—	—	322	—	68	254	1.4	0.66
Structural optimization and other special charges (b)	11	(103)	—	114	—	25	89	0.6	0.23
Medical device regulations (c)	—	—	(55)	55	—	13	42	0.3	0.11
Recall-related matters (d)	—	(3)	—	3	—	1	2	—	0.01
Regulatory and legal matters (e)	—	(20)	—	20	—	3	17	—	0.04
Tax matters (f)	—	—	—	—	(9)	(66)	57	(4.0)	0.15
Adjusted	$6,208	$3,356	$630	$2,222	$(131)	$295	$1,796	14.1%	$4.68
Adjusted percent net sales	63.5%	34.3%	6.4%	22.7%	(1.3)%	nm	18.4%

(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	Six Months
	2024	2023
Termination of sales relationships	$3	$—
Employee retention and workforce reductions	4	—
Changes in the fair value of contingent consideration	(14)	(3)
Manufacturing integration costs	1	2
Other integration-related activities	7	9
Adjustments to Operating Income	$1	$8
Adjustments to Income Taxes	$3	$3
Adjustments to Net Earnings	$(2)	$5

(b) Structural optimization and other special charges represent the costs associated with:

	Six Months
	2024	2023
Employee retention and workforce reductions	$2	$68
Closure/transfer of manufacturing and other facilities	16	24
Product line exits	15	9
Certain long-lived and intangible asset write-offs and impairments	10	3
Termination of sales relationships in certain countries	1	—
Other charges	45	10
Adjustments to Operating Income	$89	$114
Adjustments to Income Taxes	$20	$25
Adjustments to Net Earnings	$69	$89

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
(f) Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2024 Second Quarter Form 10-Q

	Six Months
	2024	2023
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(94)	$(94)
Certain tax audit settlements	(2)	24
Other tax matters	17	4
Adjustments to Income Taxes	$(79)	$(66)
Benefits for certain tax audit settlements	(1)	(9)
Adjustments to Other Income (Expense), Net	$(1)	$(9)
Adjustments to Net Earnings	$78	$57
FINANCIAL CONDITION AND LIQUIDITY

	Six Months
Net cash provided by (used in):	2024	2023
Operating activities	$837	$1,133
Investing activities	(525)	(665)
Financing activities	(1,384)	(886)
Effect of exchange rate changes	(25)	(25)
Change in cash and cash equivalents	$(1,097)	$(443)
Operating Activities
Cash provided by operating activities was $837 and $1,133 in the six months 2024 and 2023. The decrease was primarily due to the timing of payments and collections in working capital accounts partially offset by higher net earnings.
Investing Activities
Cash used in investing activities was $525 and $665 in the six months 2024 and 2023. The six months 2024 included cash paid for the SERF acquisition partially offset by proceeds from the settlement of certain foreign currency forward contracts designated as net investment hedges. The six months 2023 included cash paid for the Cerus acquisition. Refer to Notes 4 and 7 to our Consolidated Financial Statements for further information on derivative instruments and acquisitions.
Financing Activities
Cash used in financing activities was $1,384 and $886 in the six months 2024 and 2023. Cash used in 2024 was primarily comprised of the repayment of the outstanding $600 principal amount of maturing senior unsecured notes, dividend payments of $609 and cash paid for taxes on withheld shares of $127. Cash used in 2023 was primarily driven by a repayment of $200 on the term loan used to fund the acquisition of Vocera, dividend payments of $569 and cash paid for taxes on withheld shares of $111.
We did not repurchase any shares in the six months 2024 and 2023.
Liquidity
Cash, cash equivalents and marketable securities were $1,957 and $3,053 on June 30, 2024 and December 31, 2023. Current assets exceeded current liabilities by $4,719 and $4,597 on June 30, 2024 and December 31, 2023. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines.
We have raised funds in the capital markets and have accessed the credit markets in the past and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was 31% on June 30, 2024 compared to 25% on December 31, 2023.
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
FORWARD-LOOKING STATEMENTS
This report contains statements that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include, without limitation, words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "goal," "strategy" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements, historical experience or our present expectations. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include the risks discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for 2023. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for 2023. While we believe that the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. We expressly disclaim any intention or obligation to publicly update or revise any forward-

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2024 Second Quarter Form 10-Q
looking statement to reflect any change in our expectations or in events, conditions or circumstances on which those expectations may be based, or that affect the likelihood that actual results will differ from those contained in the forward-looking statements.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on June 30, 2024. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial reporting during the six months 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 4,416 shares of our common stock in the three months 2024 as performance incentive awards to employees. These shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the six months 2024 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of June 30, 2024.

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
On May 22, 2024 M. Kathryn Fink, our Vice President, Chief Human Resources Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of shares of Stryker common stock. The plan terminates on the earlier of the close of trading on May 1, 2025 or the date the maximum aggregate number of shares to be sold under the plan is sold, subject to early termination for certain specified events set forth in the plan. The maximum aggregate number of shares to be sold under the plan is 9,468 shares.

ITEM 6.	EXHIBITS

10(i)*†	Form of grant notice and terms and conditions for restricted stock units granted in 2024 under the 2011 Long-Term Incentive Plan to non-employee directors.
10(ii)†
Amendment No. 2, dated June 4, 2024, to Credit Agreement, dated as of October 26, 2021, by and among Stryker Corporation, the other borrowers party thereto, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent.

31(i)†	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)†	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)††	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)††	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

* Compensation arrangement
† Filed with this Form 10-Q
†† Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION	2024 Second Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	July 31, 2024	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair, Chief Executive Officer and President

Date:	July 31, 2024	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

19