Form 10-Q
period 2024-09-30
STRYKER CORP
filed 2024-10-30
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-13149
STRYKER CORPORATION
(Exact name of registrant as specified in its charter)

Michigan			38-1239739
(State of incorporation)			(I.R.S. Employer Identification No.)

1941 Stryker Way	Portage,	Michigan	49002
(Address of principal executive offices)			(Zip Code)

	(269)	385-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 Par Value	SYK	New York Stock Exchange
0.250% Notes due 2024	SYK24A	New York Stock Exchange
2.125% Notes due 2027	SYK27	New York Stock Exchange
3.375% Notes due 2028	SYK28	New York Stock Exchange
0.750% Notes due 2029	SYK29	New York Stock Exchange
2.625% Notes due 2030	SYK30	New York Stock Exchange
1.000% Notes due 2031	SYK31	New York Stock Exchange
3.375% Notes due 2032	SYK32	New York Stock Exchange
3.625% Notes due 2036	SYK36	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
There were 381,215,773 shares of Common Stock, $0.10 par value, on September 30, 2024.

STRYKER CORPORATION	2024 Third Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Nine Months
	2024	2023	2024	2023
Net sales	$5,494	$4,909	$16,159	$14,683
Cost of sales	1,977	1,751	5,893	5,328
Gross profit	$3,517	$3,158	$10,266	$9,355
Research, development and engineering expenses	377	353	1,108	1,038
Selling, general and administrative expenses	1,896	1,710	5,583	5,200
Amortization of intangible assets	159	164	467	486
Total operating expenses	$2,432	$2,227	$7,158	$6,724
Operating income	$1,085	$931	$3,108	$2,631
Other income (expense), net	(42)	(62)	(144)	(184)
Earnings before income taxes	$1,043	$869	$2,964	$2,447
Income taxes	209	177	517	425
Net earnings	$834	$692	$2,447	$2,022

Net earnings per share of common stock:
Basic	$2.18	$1.82	$6.42	$5.33
Diluted	$2.16	$1.80	$6.35	$5.27

Weighted-average shares outstanding (in millions):
Basic	381.1	379.8	380.9	379.5
Effect of dilutive employee stock compensation	4.5	4.2	4.5	4.2
Diluted	385.6	384.0	385.4	383.7

Cash dividends declared per share of common stock	$0.80	$0.75	$2.40	$2.25
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Nine Months
	2024	2023	2024	2023
Net earnings	$834	$692	$2,447	$2,022
Other comprehensive income (loss), net of tax:
Marketable securities	—	—	—	—
Pension plans	(2)	(1)	(1)	(4)
Unrealized gains (losses) on designated hedges	(27)	2	(28)	4
Financial statement translation	(161)	80	(100)	(28)
Total other comprehensive income (loss), net of tax	$(190)	$81	$(129)	$(28)
Comprehensive income	$644	$773	$2,318	$1,994

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2024 Third Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,850	$2,971
Short-term investments	750	—
Marketable securities	84	82
Accounts receivable, less allowance of $200 ($182 in 2023)	3,736	3,765
Inventories:
Materials and supplies	1,234	1,242
Work in process	391	330
Finished goods	3,667	3,271
Total inventories	$5,292	$4,843
Prepaid expenses and other current assets	961	857
Total current assets	$14,673	$12,518
Property, plant and equipment:
Land, buildings and improvements	1,729	1,692
Machinery and equipment	5,160	4,652
Total property, plant and equipment	$6,889	$6,344
Less allowance for depreciation	3,460	3,129
Property, plant and equipment, net	$3,429	$3,215
Goodwill	16,396	15,243
Other intangibles, net	4,940	4,593
Noncurrent deferred income tax assets	1,562	1,670
Other noncurrent assets	2,833	2,673
Total assets	$43,833	$39,912

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,337	$1,517
Accrued compensation	1,250	1,478
Income taxes	394	391
Dividends payable	305	304
Accrued expenses and other liabilities	2,224	2,137
Current maturities of debt	2,159	2,094
Total current liabilities	$7,669	$7,921
Long-term debt, excluding current maturities	13,325	10,901
Income taxes	368	567
Other noncurrent liabilities	2,322	1,930
Total liabilities	$23,684	$21,319
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,353	2,200
Retained earnings	18,303	16,771
Accumulated other comprehensive loss	(545)	(416)
Total shareholders' equity	$20,149	$18,593
Total liabilities and shareholders' equity	$43,833	$39,912

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2024 Third Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months		Nine Months
	2024	2023	2024	2023
Common stock shares outstanding (in millions)
Beginning	381.1	379.8	380.1	378.7
Issuance of common stock under stock compensation and benefit plans	0.1	0.1	1.1	1.2
Ending	381.2	379.9	381.2	379.9

Common stock
Beginning	$38	$38	$38	$38
Issuance of common stock under stock compensation and benefit plans	—	—	—	—
Ending	$38	$38	$38	$38
Additional paid-in capital
Beginning	$2,305	$2,127	$2,200	$2,034
Issuance of common stock under stock compensation and benefit plans	(3)	4	(31)	(16)
Share-based compensation	51	52	184	165
Ending	$2,353	$2,183	$2,353	$2,183
Retained earnings
Beginning	$17,774	$15,526	$16,771	$14,765
Net earnings	834	692	2,447	2,022
Cash dividends declared	(305)	(285)	(915)	(854)
Ending	$18,303	$15,933	$18,303	$15,933
Accumulated other comprehensive income (loss)
Beginning	$(355)	$(330)	$(416)	$(221)
Other comprehensive income (loss)	(190)	81	(129)	(28)
Ending	$(545)	$(249)	$(545)	$(249)
Total shareholders' equity	$20,149	$17,905	$20,149	$17,905

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2024 Third Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	2024	2023
Operating activities
Net earnings	$2,447	$2,022
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	319	292
Amortization of intangible assets	467	486
Asset impairments	21	12
Share-based compensation	184	165
Sale of inventory stepped-up to fair value at acquisition	38	—
Deferred income tax (benefit) expense	(21)	(4)
Changes in operating assets and liabilities:
Accounts receivable	67	266
Inventories	(362)	(922)
Accounts payable	(203)	(118)
Accrued expenses and other liabilities	(224)	149
Income taxes	(236)	(65)
Other, net	(186)	(100)
Net cash provided by operating activities	$2,311	$2,183
Investing activities
Acquisitions, net of cash acquired	(1,598)	(390)
Purchases of short-term investments	(750)	—
Purchases of marketable securities	(41)	(41)
Proceeds from sales of marketable securities	40	49
Purchases of property, plant and equipment	(489)	(430)
Proceeds from settlement of net investment hedges	99	—
Other investing, net	42	2
Net cash used in investing activities	$(2,697)	$(810)
Financing activities
Proceeds (payments) on short-term borrowings, net	(32)	540
Proceeds from issuance of long-term debt	3,011	—
Payments on long-term debt	(601)	(852)
Payments of dividends	(914)	(854)
Cash paid for taxes from withheld shares	(146)	(121)
Other financing, net	(49)	(21)
Net cash provided by (used in) financing activities	$1,269	$(1,308)
Effect of exchange rate changes on cash and cash equivalents	(4)	(49)
Change in cash and cash equivalents	$879	$16
Cash and cash equivalents at beginning of period	2,971	1,844
Cash and cash equivalents at end of period	$3,850	$1,860

See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2024 Third Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," "us" or "our") on September 30, 2024 and the results of operations for the three and nine months 2024. The results of operations included in these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2023.
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

Net Sales by Business
	Three Months		Nine Months
	2024	2023	2024	2023
MedSurg and Neurotechnology:
Instruments	$679	$620	$2,044	$1,808
Endoscopy	837	746	2,383	2,166
Medical	938	798	2,710	2,417
Neurovascular	329	311	966	906
Neuro Cranial	441	384	1,237	1,112
	$3,224	$2,859	$9,340	$8,409
Orthopaedics and Spine:
Knees	$570	$515	$1,760	$1,643
Hips	420	362	1,241	1,130
Trauma and Extremities	849	752	2,511	2,287
Spine	304	291	911	871
Other	127	130	396	343
	$2,270	$2,050	$6,819	$6,274
Total	$5,494	$4,909	$16,159	$14,683

Net Sales by Geography
	Three Months 2024		Three Months 2023
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$544	$135	$495	$125
Endoscopy	689	148	618	128
Medical	783	155	660	138
Neurovascular	121	208	120	191
Neuro Cranial	366	75	315	69
	$2,503	$721	$2,208	$651
Orthopaedics and Spine:
Knees	$417	$153	$385	$130
Hips	256	164	231	131
Trauma and Extremities	621	228	550	202
Spine	225	79	217	74
Other	87	40	87	43
	$1,606	$664	$1,470	$580
Total	$4,109	$1,385	$3,678	$1,231

Net Sales by Geography
	Nine Months 2024		Nine Months 2023
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$1,640	$404	$1,440	$368
Endoscopy	1,948	435	1,767	399
Medical	2,261	449	1,954	463
Neurovascular	369	597	361	545
Neuro Cranial	1,014	223	910	202
	$7,232	$2,108	$6,432	$1,977
Orthopaedics and Spine:
Knees	$1,279	$481	$1,207	$436
Hips	768	473	716	414
Trauma and Extremities	1,842	669	1,663	624
Spine	675	236	650	221
Other	274	122	233	110
	$4,838	$1,981	$4,469	$1,805
Total	$12,070	$4,089	$10,901	$3,782
We sell certain customer lease agreements and the related leased assets to third-party financial institutions to accelerate our cash collection cycle. The lease receivables are sold without recourse and are derecognized from our Consolidated Balance Sheets at the time of sale. Under the terms of our arrangements,

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2024 Third Quarter Form 10-Q
we collect lease payments on behalf of the financial institutions but maintain no other form of continuing involvement. Sales of these lease agreements are classified as operating activities in our Consolidated Statements of Cash Flows. Fees earned for our servicing activities are immaterial. Revenue related to customer lease agreements sold under these arrangements represented less than 3% of our total revenue for the three and nine months 2024 and 2023.
Contract Assets and Liabilities
On September 30, 2024 and December 31, 2023 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. This occurs primarily when payment is received upfront for certain multi-period extended service contracts. Our contract liabilities of $1,008 and $860 on September 30, 2024 and December 31, 2023 are classified within accrued expenses and other liabilities and other noncurrent liabilities within our Consolidated Balance Sheets based on the timing of when we expect to complete our performance obligations.
Changes in contract liabilities during the nine months 2024 were as follows:

September 30
2024
Beginning contract liabilities	$860
Revenue recognized from beginning of year contract liabilities	(382)
Net advance consideration received during the period	530
Ending contract liabilities	$1,008
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

Three Months 2024	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(27)	$38	$(366)	$(355)
OCI	—	(1)	(28)	(221)	(250)
Income taxes	—	(1)	7	66	72
Reclassifications to:
Cost of sales	—	—	(8)	—	(8)
Other (income) expense, net	—	—	—	(8)	(8)
Income taxes	—	—	2	2	4
Net OCI	$—	$(2)	$(27)	$(161)	$(190)
Ending	$—	$(29)	$11	$(527)	$(545)

Three Months 2023	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(1)	$28	$54	$(411)	$(330)
OCI	1	(1)	11	133	144
Income taxes	—	1	(2)	(47)	(48)
Reclassifications to:
Cost of sales	—	—	(7)	—	(7)
Other (income) expense, net	(1)	(1)	(2)	(8)	(12)
Income taxes	—	—	2	2	4
Net OCI	$—	$(1)	$2	$80	$81
Ending	$(1)	$27	$56	$(331)	$(249)

Nine Months 2024	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(28)	$39	$(427)	$(416)
OCI	—	(1)	(4)	(91)	(96)
Income taxes	—	—	—	9	9
Reclassifications to:
Cost of sales	—	—	(28)	—	(28)
Other (income) expense, net	—	—	(3)	(24)	(27)
Income taxes	—	—	7	6	13
Net OCI	$—	$(1)	$(28)	$(100)	$(129)
Ending	$—	$(29)	$11	$(527)	$(545)

Nine Months 2023	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$(1)	$31	$52	$(303)	$(221)
OCI	—	2	38	10	50
Income taxes	—	(4)	(8)	(19)	(31)
Reclassifications to:
Cost of sales	—	—	(29)	—	(29)
Other (income) expense, net	—	(3)	(4)	(25)	(32)
Income taxes	—	1	7	6	14
Net OCI	$—	$(4)	$4	$(28)	$(28)
Ending	$(1)	$27	$56	$(331)	$(249)
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
Foreign Currency Hedges

September 2024	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$1,730	$2,516	$5,649	$9,895
Maximum term in years				10.0
Fair value:
Other current assets	$14	$—	$10	$24
Other noncurrent assets	1	—	—	1
Other current liabilities	(28)	—	(82)	(110)
Other noncurrent liabilities	(3)	(78)	—	(81)
Total fair value	$(16)	$(78)	$(72)	$(166)

December 2023	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$1,650	$1,662	$4,315	$7,627
Maximum term in years				2.9
Fair value:
Other current assets	$24	$74	$16	$114
Other noncurrent assets	2	—	—	2
Other current liabilities	(16)	—	(36)	(52)
Other noncurrent liabilities	(2)	(43)	—	(45)
Total fair value	$8	$31	$(20)	$19

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2024 Third Quarter Form 10-Q
We had €2.3 billion and €1.5 billion at September 30, 2024 and December 31, 2023 in certain forward currency contracts designated as net investment hedges, for which the maximum term is 10 years, to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €5.0 billion and €4.9 billion at September 30, 2024 and December 31, 2023 of senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
In the nine months 2024 we settled certain foreign currency forward contracts designated as net investment hedges resulting in cash proceeds of $99. The amounts in AOCI related to settled net investment hedges will remain in AOCI until the hedged investment is either sold or substantially liquidated.
The total after-tax gain (loss) recognized in OCI related to designated net investment hedges was ($67) in the nine months 2024.
Currency Exchange Rate Gains (Losses) Recognized in Net Earnings

		Three Months		Nine Months
Derivative Instrument	Recognized in:	2024	2023	2024	2023
Cash Flow	Cost of sales	$8	$7	$28	$29
Net Investment	Other income (expense), net	8	8	24	25
Non-Designated	Other income (expense), net	20	4	33	13
	Total	$36	$19	$85	$67
Pretax gains (losses) on derivatives designated as cash flow hedges of ($4) and net investment hedges of $40 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense), net in earnings within 12 months of September 30, 2024. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
Pretax gains (losses) of $4 recorded in AOCI related to interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to other income (expense), net in earnings within 12 months of September 30, 2024. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual Report on Form 10-K for 2023.
In the nine months 2024 we recorded $204 of contingent consideration related to various acquisitions described in Note 7.
In 2023 we recorded $192 of contingent consideration related to the acquisition of Cerus Endovascular Limited (Cerus) described in Note 7.
There were no significant transfers into or out of any level of the fair value hierarchy in 2024.

Assets Measured at Fair Value	September 30	December 31
	2024	2023
Cash and cash equivalents	$3,850	$2,971
Short-term investments	750	—
Trading marketable securities	255	209
Level 1 - Assets	$4,855	$3,180
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$50	$43
United States agency debt securities	1	4
United States treasury debt securities	28	31
Certificates of deposit	5	4
Total available-for-sale marketable securities	$84	$82
Foreign currency exchange forward contracts	25	116
Level 2 - Assets	$109	$198
Total assets measured at fair value	$4,964	$3,378

Liabilities Measured at Fair Value	September 30	December 31
	2024	2023
Deferred compensation arrangements	$255	$209
Level 1 - Liabilities	$255	$209
Foreign currency exchange forward contracts	$191	$97
Level 2 - Liabilities	$191	$97
Contingent consideration:
Beginning	$289	$121
Additions	204	192
Change in estimate and foreign exchange	(11)	(2)
Settlements	(53)	(22)
Ending	$429	$289
Level 3 - Liabilities	$429	$289
Total liabilities measured at fair value	$875	$595

Fair Value of Available for Sale Securities by Maturity
	September 30	December 31
	2024	2023
Due in one year or less	$41	$46
Due after one year through three years	$43	$36
On September 30, 2024 and December 31, 2023 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest income on cash and cash equivalents, short-term investments and marketable securities income was $30 and $15 in the three months and $92 and $40 in the nine months 2024 and 2023, which was recorded in other income (expense), net.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2024 Third Quarter Form 10-Q
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
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of claims and lawsuits. Based on the information that has been received related to the matters discussed above, our accrual for these matters was $185 at September 30, 2024, representing our best estimate of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.

Leases	September 30	December 31
	2024	2023
Right-of-use assets	$516	$494
Lease liabilities, current	$149	$143
Lease liabilities, non-current	$374	$356

Other information:
Weighted-average remaining lease term (years)	5.1	5.5
Weighted-average discount rate	3.88%	3.87%

	Three Months		Nine Months
	2024	2023	2024	2023
Operating lease cost	$47	$48	$144	$127
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. In the nine months 2024 and 2023 cash paid for acquisitions, net of cash acquired was $1,598 and $390.
In the nine months 2024 we completed various acquisitions for total consideration that includes $1,598 in upfront payments, net of cash acquired, and $395 contingent upon the achievement of certain commercial or clinical milestones. The combined acquisition-date fair values of the contingent milestone payments totaled $204. Goodwill of $615 and $528 was recorded within our Orthopaedics and Spine and our MedSurg and Neurotechnology segments respectively. The acquired companies expand the product portfolios of our Instruments, Endoscopy, Medical and Neuro Cranial businesses within MedSurg and Neurotechnology and our Trauma and Extremities, Joint Replacement and Spine businesses within Orthopaedics and Spine. The purchase price allocation for our acquisitions are based on preliminary valuations, primarily related to developed technology and customer relationships. Goodwill attributable to the acquisitions reflects the strategic benefits of expanding our market presence, diversifying our product portfolio and advancing innovations. This goodwill is not deductible for tax purposes.
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
The purchase price allocations for the acquisitions completed in the nine months 2024 and Cerus are:

Purchase Price Allocation of Acquired Net Assets
	2024	2023
	Total	Cerus
Tangible assets acquired:
Accounts receivable	$36	$1
Inventory	104	2
Deferred income tax assets	31	4
Other assets	27	1
Debt	(31)	—
Deferred income tax liabilities	(200)	(60)
Other liabilities	(94)	(22)
Intangible assets:
Developed technology	576	240
Customer relationships	202	—
Patents	6	—
Trademarks	2	—
Goodwill	1,143	315
Purchase price, net of cash acquired of $53 and $7	$1,802	$481
Weighted average amortization period at acquisition (years):
Developed technologies	12	13
Customer relationships	14	—
Patents	12	—
Trademarks	5	—
The purchase price allocation for Cerus was finalized in the second quarter 2024 with no material adjustments.

Consolidated Estimated Amortization Expense
Remainder of 2024	2025	2026	2027	2028
$169	$648	$592	$570	$520

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2024 Third Quarter Form 10-Q
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on September 30, 2024.
On September 30, 2024 there were no borrowings outstanding under our revolving credit facility or our commercial paper program which allows for maturities up to 397 days from the date of issuance. The maximum amount of our commercial paper that can be outstanding at any time is $2,250.
In May 2024 we repaid the outstanding $600 principal amount of the 3.375% senior unsecured notes due May 15, 2024. In September 2024 we issued $750 of 4.250% senior unsecured notes due September 11, 2029, €800 of 3.375% senior unsecured notes due September 11, 2032, $750 of 4.625% senior unsecured notes due September 11, 2034 and €600 of 3.625% senior unsecured notes due September 11, 2036.

Summary of Total Debt		September 30	December 31
		2024	2023
Rate	Due
Senior unsecured notes:
3.375%	May 15, 2024	$—	$600
Floating	November 16, 2024	559	554
0.250%	December 3, 2024	951	940
1.150%	June 15, 2025	649	648
3.375%	November 1, 2025	749	749
3.500%	March 15, 2026	997	997
2.125%	November 30, 2027	837	828
3.650%	March 7, 2028	598	598
4.850%	December 8, 2028	596	596
3.375%	December 11, 2028	668	661
0.750%	March 1, 2029	892	883
4.250%	September 11, 2029	743	—
1.950%	June 15, 2030	991	991
2.625%	November 30, 2030	721	713
1.000%	December 3, 2031	832	823
3.375%	September 11, 2032	887	—
4.625%	September 11, 2034	740	—
3.625%	September 11, 2036	660	—
4.100%	April 1, 2043	393	393
4.375%	May 15, 2044	396	396
4.625%	March 15, 2046	983	983
2.900%	June 15, 2050	642	642
Total debt		$15,484	$12,995
Less current maturities		2,159	2,094
Total long-term debt		$13,325	$10,901

		September 30	December 31
		2024	2023
Unamortized debt issuance costs		$66	$50
Borrowing capacity on existing facilities		$2,159	$2,160
Fair value of senior unsecured notes		$14,950	$12,252
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
NOTE 9 - INCOME TAXES
Our effective tax rates were 20.0% and 17.4% in the three and nine months 2024 and 20.4% and 17.4% in the three and nine months 2023. The effective tax rates for the three and nine months 2024 and 2023 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items.
NOTE 10 - SEGMENT INFORMATION

	Three Months		Nine Months
	2024	2023	2024	2023
MedSurg and Neurotechnology	$3,224	$2,859	$9,340	$8,409
Orthopaedics and Spine	2,270	2,050	6,819	6,274
Net sales	$5,494	$4,909	$16,159	$14,683
MedSurg and Neurotechnology	$924	$859	$2,589	$2,266
Orthopaedics and Spine	643	499	1,924	1,701
Segment operating income	$1,567	$1,358	$4,513	$3,967
Items not allocated to segments:
Corporate and other	$(210)	$(209)	$(676)	$(596)
Acquisition and integration-related costs	(77)	1	(87)	(7)
Amortization of intangible assets	(159)	(164)	(467)	(486)
Structural optimization and other special charges	(24)	(28)	(113)	(142)
Medical device regulations	(13)	(19)	(41)	(74)
Recall-related matters	—	(9)	(22)	(12)
Regulatory and legal matters	1	1	1	(19)
Consolidated operating income	$1,085	$931	$3,108	$2,631
There were no significant changes to total assets by segment from the information provided in our Annual Report on Form 10-K for 2023.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2024 Third Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview of the Three and Nine Months
In the three months 2024 we achieved sales growth of 11.9% from 2023. Excluding the impact of acquisitions and divestitures, sales grew 11.5% in constant currency. We reported operating income margin of 19.7%, net earnings of $834 and net earnings per diluted share of $2.16. Excluding the impact of certain items, adjusted operating income margin(1) increased by 130 basis points to 24.7%, with adjusted net earnings(1) of $1,107 and adjusted net earnings per diluted share(1) of $2.87, an increase of 16.7% from 2023.
In the nine months 2024 we achieved sales growth of 10.1% from 2023. Excluding the impact of acquisitions and divestitures, sales grew 10.2% in constant currency. We reported operating income margin of 19.2%, net earnings of $2,447 and net earnings per diluted share of $6.35. Excluding the impact of certain items, adjusted operating income margin(1) increased by 70 basis points to 23.7%, with adjusted net earnings(1) of $3,154 and adjusted net earnings per diluted share(1) of $8.18, an increase of 14.6% from 2023.
Recent Developments
In the nine months 2024 we completed various acquisitions for total consideration of $1,598 in upfront payments, net of cash acquired, as well as $395 of contingent consideration if certain commercial or clinical milestones are achieved. Refer to Note 7 to our Consolidated Financial Statements for further information.
In September 2024 we issued $750 of 4.250% senior unsecured notes due September 11, 2029, €800 of 3.375% senior unsecured notes due September 11, 2032, $750 of 4.625% senior unsecured notes due September 11, 2034 and €600 of 3.625% senior unsecured notes due September 11, 2036. Refer to Note 8 to our Consolidated Financial Statements for further information.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months					Nine Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2024	2023	2024	2023	Change	2024	2023	2024	2023	Change
Net sales	$5,494	$4,909	100.0%	100.0%	11.9%	$16,159	$14,683	100.0%	100.0%	10.1%
Gross profit	3,517	3,158	64.0	64.3	11.4	10,266	9,355	63.5	63.7	9.7
Research, development and engineering expenses	377	353	6.9	7.2	6.8	1,108	1,038	6.9	7.1	6.7
Selling, general and administrative expenses	1,896	1,710	34.5	34.8	10.9	5,583	5,200	34.6	35.4	7.4
Amortization of intangible assets	159	164	2.9	3.3	(3.0)	467	486	2.9	3.3	(3.9)
Other income (expense), net	(42)	(62)	(0.8)	(1.3)	(32.3)	(144)	(184)	(0.9)	(1.3)	(21.7)
Income taxes	209	177	nm	nm	18.1	517	425	nm	nm	21.6
Net earnings	$834	$692	15.2%	14.1%	20.5%	$2,447	$2,022	15.1%	13.8%	21.0%

Net earnings per diluted share	$2.16	$1.80			20.0%	$6.35	$5.27			20.5%
Adjusted net earnings per diluted share(1)	$2.87	$2.46			16.7%	$8.18	$7.14			14.6%

nm - not meaningful

Geographic and Segment Net Sales	Three Months				Nine Months
			Percentage Change				Percentage Change
	2024	2023	As Reported	Constant Currency	2024	2023	As Reported	Constant Currency
Geographic:
United States	$4,109	$3,678	11.7%	11.7%	$12,070	$10,901	10.7%	10.7%
International	1,385	1,231	12.5	13.0	4,089	3,782	8.1	10.1
Total	$5,494	$4,909	11.9%	12.0%	$16,159	$14,683	10.1%	10.6%
Segment:
MedSurg and Neurotechnology	$3,224	$2,859	12.8%	12.9%	$9,340	$8,409	11.1%	11.5%
Orthopaedics and Spine	2,270	2,050	10.7	10.8	6,819	6,274	8.7	9.2
Total	$5,494	$4,909	11.9%	12.0%	$16,159	$14,683	10.1%	10.6%

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2024 Third Quarter Form 10-Q

Supplemental Net Sales Growth Information
	Three Months							Nine Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2024	2023	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2024	2023	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$679	$620	9.6%	9.5%	9.9%	8.3%	7.8%	$2,044	$1,808	13.1%	13.3%	13.9%	9.7%	10.9%
Endoscopy	837	746	12.2	12.5	11.3	16.6	18.1	2,383	2,166	10.0	10.5	10.2	9.1	11.6
Medical	938	798	17.6	17.7	18.6	12.7	13.2	2,710	2,417	12.1	12.3	15.7	(2.9)	(1.8)
Neurovascular	329	311	5.5	5.9	1.5	8.1	8.6	966	906	6.6	8.3	2.2	9.4	12.4
Neuro Cranial	441	384	15.0	15.0	16.2	9.4	9.6	1,237	1,112	11.3	11.7	11.4	10.7	12.9
	$3,224	$2,859	12.8%	12.9%	13.3%	10.9%	11.4%	$9,340	$8,409	11.1%	11.5%	12.4%	6.7%	8.7%
Orthopaedics and Spine:
Knees	$570	$515	10.6%	10.7%	8.4%	17.1%	17.4%	$1,760	$1,643	7.1%	7.7%	6.0%	10.2%	12.2%
Hips	420	362	15.9	16.2	10.9	24.8	25.3	1,241	1,130	9.9	10.9	7.3	14.4	17.3
Trauma and Extremities	849	752	12.8	12.6	12.9	12.6	12.0	2,511	2,287	9.8	10.0	10.8	7.1	7.8
Spine	304	291	4.6	4.4	3.5	7.5	6.8	911	871	4.6	4.8	3.9	6.5	7.3
Other	127	130	(2.4)	0.1	(0.6)	(6.1)	1.3	396	343	15.4	17.8	17.4	11.2	18.6
	$2,270	$2,050	10.7%	10.8%	9.2%	14.4%	14.8%	$6,819	$6,274	8.7%	9.2%	8.3%	9.7%	11.6%
Total	$5,494	$4,909	11.9%	12.0%	11.7%	12.5%	13.0%	$16,159	$14,683	10.1%	10.6%	10.7%	8.1%	10.1%
Note: Beginning in the first quarter 2024, a product line previously included in Instruments has been reclassified to Endoscopy to align with a change in our internal reporting structure. We have reflected this change in all historical periods presented.

Consolidated Net Sales
Consolidated net sales increased 11.9% in the three months 2024 as reported and 12.0% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.1%. Excluding the 0.5% impact of acquisitions and divestitures, net sales in constant currency increased by 10.3% from increased unit volume and 1.2% due to higher prices. The unit volume increase was due to higher product shipments across all MedSurg and Neurotechnology businesses and most Orthopaedics and Spine businesses.
Consolidated net sales increased 10.1% in the nine months 2024 as reported and 10.6% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.5%. Excluding the 0.4% impact of acquisitions and divestitures, net sales in constant currency increased by 9.2% from increased unit volume and 1.0% due to higher prices. The unit volume increase was due to higher product shipments across all MedSurg and Neurotechnology and Orthopaedics and Spine businesses.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales increased 12.8% in the three months 2024 as reported and 12.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.1%. Excluding the 0.2% impact of acquisitions and divestitures, net sales in constant currency increased by 11.0% from increased unit volume and 1.7% from higher prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology businesses.
MedSurg and Neurotechnology net sales increased 11.1% in the nine months 2024 as reported and 11.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.4%. Excluding the 0.2% impact of acquisitions and divestitures, net sales in constant currency increased by 9.6% from increased unit volume and 1.7% from higher prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology businesses.
Orthopaedics and Spine Net Sales
Orthopaedics and Spine net sales increased 10.7% in the three months 2024 as reported and 10.8% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.1%. Excluding the 1.1% impact of acquisitions and divestitures, net sales in constant currency increased 9.3% from increased unit volume and 0.4% from higher prices. The unit volume increase was due to higher shipments across most Orthopaedics and Spine businesses.
Orthopaedics and Spine net sales increased 8.7% in the nine months 2024 as reported and 9.2% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.5%. Excluding the 0.6% impact of acquisitions and divestitures, net sales in constant currency increased 8.6% from increased unit volume. The unit volume increase was due to higher shipments across all Orthopaedics and Spine businesses.
Gross Profit
Gross profit was $3,517 and $3,158 in the three months 2024 and 2023. The key components of the change were:

Gross Profit Percent Net Sales
Three Months 2023	64.3%
Sales pricing	40 bps
Volume and mix	60 bps
Manufacturing and supply chain costs	(90) bps
Structural optimization and other special charges	20 bps
Inventory stepped up to fair value	(60) bps
Three Months 2024	64.0%
Gross profit as a percentage of net sales in the three months 2024 remained relatively flat with 2023.
Gross profit was $10,266 and $9,355 in the nine months 2024 and 2023. The key components of the change were:

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2024 Third Quarter Form 10-Q

Gross Profit Percent Net Sales
Nine Months 2023	63.7%
Sales pricing	40 bps
Volume and mix	60 bps
Manufacturing and supply chain costs	(70) bps
Structural optimization and other special charges	(20) bps
Inventory stepped up to fair value	(30) bps
Nine Months 2024	63.5%
Gross profit as a percentage of net sales in the nine months 2024 remained relatively flat with 2023.
While segment mix was not a significant driver of the change in gross profit as a percent of net sales between the three and nine months 2024 and 2023, we generally expect segment mix to have an unfavorable impact for the foreseeable future as we anticipate more rapid sales growth in our lower gross margin MedSurg and Neurotechnology segment than our Orthopaedics and Spine segment.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $24 or 6.8% in the three months 2024 and decreased as a percentage of net sales to 6.9% from 7.2% in 2023, primarily due to lower product launch costs.
Research, development and engineering expenses increased $70 or 6.7% in the nine months 2024 and decreased as a percentage of net sales to 6.9% from 7.1% in 2023, primarily due to lower spend on medical device regulations in the European Union.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $186 or 10.9% in the three months 2024. As a percentage of net sales, expenses decreased to 34.5% from 34.8% in 2023, primarily due to continued spend discipline that was partially offset by higher acquisition-related costs.
Selling, general and administrative expenses increased $383 or 7.4% in the nine months 2024 and decreased as a percentage of net sales to 34.6% from 35.4% in 2023, primarily due to continued spend discipline and lower charges for structural optimization and certain legal matters, offset by higher acquisition-related costs.
Amortization of Intangible Assets
Amortization of intangible assets was $159 and $164 in the three months and $467 and $486 in the nine months 2024 and 2023. Refer to Note 7 to our Consolidated Financial Statements for further information.
Operating Income
Operating income was $1,085 and $931 in the three months 2024 and 2023. Operating income as a percentage of net sales in the three months 2024 increased to 19.7% from 19.0% in 2023. Refer to the discussion above for the primary drivers of the change.
Operating income was $3,108 and $2,631 in the nine months 2024 and 2023. Operating income as a percentage of net sales in the nine months 2024 increased to 19.2% from 17.9% in 2023. Refer to the discussion above for the primary drivers of the change.
MedSurg and Neurotechnology operating income as a percentage of net sales decreased to 28.7% in the three months 2024 from 30.0% in 2023. Orthopaedics and Spine operating income as a percentage of net sales increased to 28.3% in the three months 2024 from 24.3% in 2023. The key components of the change were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics and Spine
Three Months 2023	30.0%	24.3%
Sales pricing	120 bps	30 bps
Volume	340 bps	530 bps
Manufacturing and supply chain costs	(310) bps	180 bps
Research, development and engineering expenses	(80) bps	(30) bps
Selling, general and administrative expenses	(200) bps	(310) bps
Three Months 2024	28.7%	28.3%
The decrease in MedSurg and Neurotechnology operating income as a percentage of net sales for the three months was primarily driven by higher manufacturing and supply chain costs and higher selling, general and administrative expenses partially offset by higher unit volumes and higher prices.
The increase in Orthopaedics and Spine operating income as a percentage of net sales for the three months was primarily driven by higher unit volumes and lower manufacturing and supply chain costs partially offset by higher selling, general and administrative expenses.
MedSurg and Neurotechnology operating income as a percentage of net sales increased to 27.7% in the nine months 2024 from 26.9% in 2023. Orthopaedics and Spine operating income as a percentage of net sales increased to 28.2% in the nine months 2024 from 27.1% in 2023. The key components of the change were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics and Spine
Nine Months 2023	26.9%	27.1%
Sales pricing	130 bps	0 bps
Volume	320 bps	450 bps
Manufacturing and supply chain costs	(80) bps	(40) bps
Research, development and engineering expenses	(90) bps	(60) bps
Selling, general and administrative expenses	(200) bps	(240) bps
Nine Months 2024	27.7%	28.2%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales for the nine months was primarily driven by higher unit volumes and higher prices partially offset by higher selling, general and administrative expenses.
The increase in Orthopaedics and Spine operating income as a percentage of net sales for the nine months was primarily driven by higher sales volume partially offset by higher selling, general and administrative expenses.

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2024 Third Quarter Form 10-Q
Other Income (Expense), Net
Other income (expense), net was ($42) and ($62) in the three months and ($144) and ($184) in the nine months 2024 and 2023. The decrease in net expense in the three and nine months 2024 compared to 2023 was primarily due to higher interest income in 2024.
Income Taxes
Our effective tax rates were 20.0% and 17.4% in the three and nine months 2024 and 20.4% and 17.4% in the three and nine months 2023. The effective tax rates for the three and nine months 2024 and 2023 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items. The Organisation for Economic Cooperation and Development (OECD), which represents a coalition of member countries, has put forth two proposed base erosion and profit shifting frameworks that revise the existing profit allocation and nexus rules (Pillar One) and ensure a minimal level of taxation (Pillar Two). On December 12, 2022 the European Union member states agreed to implement the Inclusive Framework’s global corporate minimum tax rate of 15%, and various countries within and outside the European Union have either enacted or proposed new tax laws implementing Pillar Two in 2024. The OECD continues to release additional guidance and we anticipate more countries will enact similar tax laws. Some of the new tax laws are effective in 2024 while others will be effective in future years. These tax law changes and any additional contemplated tax law changes could increase tax expense in future periods.
Net Earnings
Net earnings increased to $834 or $2.16 per diluted share in the three months 2024 from $692 or $1.80 per diluted share in 2023. Net earnings increased to $2,447 or $6.35 per diluted share in the nine months 2024 from $2,022 or $5.27 per diluted share in 2023. Refer to the discussion above for the primary drivers of the change.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2024 Third Quarter Form 10-Q
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

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2024	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,517	$1,896	$377	$1,085	$(42)	$209	$834	20.0%	$2.16
Reported percent net sales	64.0%	34.5%	6.9%	19.7%	(0.8)%	nm	15.2%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	29	—	—	29	—	7	22	0.2	0.06
Other acquisition and integration-related (a)	—	(48)	—	48	—	11	37	0.3	0.10
Amortization of purchased intangible assets	—	—	—	159	—	32	127	0.7	0.32
Structural optimization and other special charges (b)	(2)	(26)	—	24	—	4	20	—	0.05
Medical device regulations (c)	—	—	(13)	13	—	2	11	0.1	0.03
Recall-related matters (d)	—	—	—	—	—	—	—	—	—
Regulatory and legal matters (e)	—	1	—	(1)	—	—	(1)	—	—
Tax matters (f)	—	—	—	—	—	(57)	57	(5.5)	0.15
Adjusted	$3,544	$1,823	$364	$1,357	$(42)	$208	$1,107	15.8%	$2.87
Adjusted percent net sales	64.5%	33.2%	6.6%	24.7%	(0.8)%	nm	20.1%

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2024 Third Quarter Form 10-Q

Three Months 2023	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,158	$1,710	$353	$931	$(62)	$177	$692	20.4%	$1.80
Reported percent net sales	64.3%	34.8%	7.2%	19.0%	(1.3)%	nm	14.1%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	—	1	—	(1)	—	(28)	27	(3.1)	0.07
Amortization of purchased intangible assets	—	—	—	164	—	36	128	1.6	0.34
Structural optimization and other special charges (b)	19	(9)	—	28	—	7	21	0.3	0.06
Medical device regulations (c)	1	—	(18)	19	—	4	15	0.2	0.04
Recall-related matters (d)	—	(9)	—	9	—	2	7	0.1	0.01
Regulatory and legal matters (e)	—	1	—	(1)	—	1	(2)	0.1	—
Tax matters (f)	—	—	—	—	1	(55)	56	(6.4)	0.14
Adjusted	$3,178	$1,694	$335	$1,149	$(61)	$144	$944	13.2%	$2.46
Adjusted percent net sales	64.7%	34.5%	6.8%	23.4%	(1.2)%	nm	19.2%

(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	Three Months
	2024	2023
Termination of sales relationships	$—	$2
Employee retention and workforce reductions	13	3
Changes in the fair value of contingent consideration	2	(4)
Manufacturing integration costs	1	—
Stock compensation payments upon a change in control	22	—
Other integration-related activities	10	(2)
Adjustments to Operating Income	$48	$(1)
Charges for acquisition-related tax provisions	—	(28)
Other income taxes related to acquisition and integration-related costs	11	—
Adjustments to Income Taxes	$11	$(28)
Adjustments to Net Earnings	$37	$27

(b) Structural optimization and other special charges represent the costs associated with:

	Three Months
	2024	2023
Employee retention and workforce reductions	$12	$(5)
Closure/transfer of manufacturing and other facilities	2	12
Product line exits	4	7
Certain long-lived and intangible asset write-offs and impairments	12	9
Termination of sales relationships in certain countries	6	—
Other charges	(12)	5
Adjustments to Operating Income	$24	$28
Adjustments to Income Taxes	$4	$7
Adjustments to Net Earnings	$20	$21

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
(f) Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	Three Months
	2024	2023
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(47)	$(44)
Other tax matters	(10)	(11)
Adjustments to Income Taxes	$(57)	$(55)
Charges / benefits for certain tax audit settlements	—	1
Adjustments to Other Income (Expense), Net	$—	$1
Adjustments to Net Earnings	$57	$56

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2024 Third Quarter Form 10-Q

Nine Months 2024	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$10,266	$5,583	$1,108	$3,108	$(144)	$517	$2,447	17.4%	$6.35
Reported percent net sales	63.5%	34.6%	6.9%	19.2%	(0.9)%	nm	15.1%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	38	—	—	38	—	9	29	0.3	0.08
Other acquisition and integration-related (a)	—	(49)	—	49	—	14	35	0.2	0.09
Amortization of purchased intangible assets	—	—	—	467	—	96	371	1.0	0.96
Structural optimization and other special charges (b)	41	(72)	—	113	—	24	89	0.2	0.23
Medical device regulations (c)	5	—	(36)	41	—	9	32	0.1	0.08
Recall-related matters (d)	11	(11)	—	22	—	5	17	0.1	0.04
Regulatory and legal matters (e)	—	1	—	(1)	—	—	(1)	—	—
Tax matters (f)	—	—	—	—	(1)	(136)	135	(4.7)	0.35
Adjusted	$10,361	$5,452	$1,072	$3,837	$(145)	$538	$3,154	14.6%	$8.18
Adjusted percent net sales	64.1%	33.7%	6.6%	23.7%	(0.9)%	nm	19.5%

Nine Months 2023	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$9,355	$5,200	$1,038	$2,631	$(184)	$425	$2,022	17.4%	$5.27
Reported percent net sales	63.7%	35.4%	7.1%	17.9%	(1.3)%	nm	13.8%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	—	(7)	—	7	—	(25)	32	(1.0)	0.08
Amortization of purchased intangible assets	—	—	—	486	—	104	382	1.5	1.00
Structural optimization and other special charges (b)	30	(112)	—	142	—	32	110	0.5	0.29
Medical device regulations (c)	1	—	(73)	74	—	17	57	0.3	0.15
Recall-related matters (d)	—	(12)	—	12	—	3	9	—	0.02
Regulatory and legal matters (e)	—	(19)	—	19	—	4	15	—	0.04
Tax matters (f)	—	—	—	—	(8)	(121)	113	(4.9)	0.29
Adjusted	$9,386	$5,050	$965	$3,371	$(192)	$439	$2,740	13.8%	$7.14
Adjusted percent net sales	63.9%	34.4%	6.6%	23.0%	(1.3)%	nm	18.7%

(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	Nine Months
	2024	2023
Termination of sales relationships	$3	$2
Employee retention and workforce reductions	17	3
Changes in the fair value of contingent consideration	(12)	(7)
Manufacturing integration costs	2	2
Stock compensation payments upon a change in control	22	—
Other integration-related activities	17	7
Adjustments to Operating Income	$49	$7
Charges for acquisition-related tax provisions	—	(28)
Other income taxes related to acquisition and integration-related costs	14	3
Adjustments to Income Taxes	$14	$(25)
Adjustments to Net Earnings	$35	$32

(b) Structural optimization and other special charges represent the costs associated with:

	Nine Months
	2024	2023
Employee retention and workforce reductions	$14	$63
Closure/transfer of manufacturing and other facilities	18	36
Product line exits	19	16
Certain long-lived and intangible asset write-offs and impairments	22	12
Termination of sales relationships in certain countries	7	—
Other charges	33	15
Adjustments to Operating Income	$113	$142
Adjustments to Income Taxes	$24	$32
Adjustments to Net Earnings	$89	$110

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

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2024 Third Quarter Form 10-Q
(f) Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	Nine Months
	2024	2023
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(141)	$(138)
Certain tax audit settlements	(2)	24
Other tax matters	7	(7)
Adjustments to Income Taxes	$(136)	$(121)
Charges / benefits for certain tax audit settlements	(1)	(9)
Other tax related adjustments	—	1
Adjustments to Other Income (Expense), Net	$(1)	$(8)
Adjustments to Net Earnings	$135	$113
FINANCIAL CONDITION AND LIQUIDITY

	Nine Months
Net cash provided by (used in):	2024	2023
Operating activities	$2,311	$2,183
Investing activities	(2,697)	(810)
Financing activities	1,269	(1,308)
Effect of exchange rate changes	(4)	(49)
Change in cash and cash equivalents	$879	$16
Operating Activities
Cash provided by operating activities was $2,311 and $2,183 in the nine months 2024 and 2023. The increase was primarily due to higher net earnings partially offset by the timing of payments and collections in working capital accounts.
Investing Activities
Cash used in investing activities was $2,697 and $810 in the nine months 2024 and 2023. The nine months 2024 included cash paid for various acquisitions and purchases of short-term investments partially offset by proceeds from the settlement of certain foreign currency forward contracts designated as net investment hedges. The nine months 2023 included cash paid for the Cerus acquisition. Refer to Notes 4 and 7 to our Consolidated Financial Statements for further information on derivative instruments and acquisitions.
Financing Activities
Cash provided by financing activities was $1,269 in the nine months 2024 and cash used in financing activities was $1,308 in the nine months 2023. In 2024, cash provided was primarily driven by proceeds from the issuance of various senior unsecured notes as described in Note 8 to our Consolidated Financial Statements. This was partially offset by the repayment of maturing senior unsecured notes, dividend payments and cash paid for taxes on withheld shares. Cash used in 2023 was primarily driven by dividend payments, repayment of the term loan used to fund the acquisition of Vocera and cash paid for taxes on withheld shares, partially offset by proceeds from the issuance of €500 of floating rate senior notes.
We did not repurchase any shares in the nine months 2024 and 2023.
Liquidity
Cash, cash equivalents, short-term investments and marketable securities were $4,684 and $3,053 on September 30, 2024 and December 31, 2023. Current assets exceeded current liabilities by $7,004 and $4,597 on September 30, 2024 and December 31, 2023. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines.
We have raised funds in the capital markets and have accessed the credit markets in the past and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents, short-term investments and marketable securities held in locations outside the United States was 14% on September 30, 2024 compared to 25% on December 31, 2023.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for 2023, except as follows.
We test goodwill annually for impairment at October 31 or whenever events or circumstances indicate that goodwill may be impaired. When it is unlikely that goodwill of a reporting unit is impaired, we perform a qualitative assessment that may be periodically supplemented with a corroborative quantitative analysis.
During 2022 we recognized a goodwill impairment charge of $216 for the Spine reporting unit. Due to the impairment charge in 2022, we performed a quantitative impairment test for our Spine reporting unit at October 31, 2023 and determined that its fair value exceeded its carrying amount by 10% and no additional impairment charges were recorded.
The Spine business’s operating results continue to be affected by inflationary pressures and the competitive environment. These inputs were included in the updated projections used in our annual long-range financial plan, which was approved during the third quarter 2024. Additionally, it is likely we will reorganize our Spine reporting unit during the fourth quarter 2024 to separate the spine enabling technologies portfolio (Enabling Technologies) from the spinal implant portfolio (Core Spine). While changes in reporting units are accounted for on a prospective basis, they may be an indicator that goodwill of a reporting unit is potentially impaired. As a result of these factors, we performed a quantitative impairment test of the Spine reporting unit at September 30, 2024. The outcome of the impairment test was that the fair value of the Spine reporting unit exceeded its carrying amount by 9% and we did not record any impairment charges during the quarter ended September 30, 2024. Goodwill attributable to the Spine reporting unit was approximately $1.0 billion at September 30, 2024.
In our quantitative impairment test, the fair value of the Spine reporting unit was determined using a discounted cash flow analysis, which is a form of the income approach. Significant inputs to the analysis included assumptions for future revenue growth, operating margin and the rate used to discount the estimated future cash flows to their present value based on the reporting unit’s estimated weighted average cost of capital. Our assumptions for revenue growth and operating margin considered several operating factors, including surgery volumes, increased costs and our competitive environment. We believe our estimates are appropriate based upon current and anticipated future market conditions and the best information available at the impairment assessment date. However, future impairment charges could be required if our Spine reporting unit does not

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2024 Third Quarter Form 10-Q
achieve its cash flow, revenue and profitability projections or if there is an increase in the weighted average cost of capital.
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

Change in selected assumption	Percentage decline in fair value	Impairment charge
100 bps increase in discount rate	16%	$150
100 bps decrease in long-term revenue growth	11	50
100 bps decrease in long-term operating margin	6	—
During the fourth quarter 2024, it is likely we will reorganize certain of our reporting units, including the Spine reporting unit. Upon a reorganization of our reporting units, the assets (including goodwill) and liabilities will be reassigned to the new reporting units and we will perform a goodwill impairment test immediately before and after the reorganization. We estimate that approximately $265 of goodwill will be assigned to the Core Spine reporting unit upon a reorganization and we expect that a material portion of this balance could be impaired.
Historical impairment assessments for our other reporting units have indicated that their implied fair values exceed their respective carrying amounts by at least 100%. We have not identified any factors in 2024 that would lead us to believe that those reporting units are at risk of a goodwill impairment.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on September 30, 2024. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial reporting during the nine months 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the three months 2024 we did not issue shares of our common stock as performance incentive awards to employees. When issued, these shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
In March 2015 we announced that our Board of Directors had authorized us to purchase up to $2,000 of our common stock.

Dollar amounts are in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION	2024 Third Quarter Form 10-Q
The manner, timing and amount of repurchases are determined by management based on an evaluation of market conditions, stock price, and other factors and are subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise.
In the nine months 2024 we did not repurchase any shares of our common stock under our authorized repurchase program. The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033 as of September 30, 2024.

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

4(i)
Twenty-Eighth Supplemental Indenture (including the form of 2032 note), dated September 11, 2024, between Stryker Corporation and U.S. Bank Trust Company, National Association, as trustee — Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated September 11, 2024 (Commission File No. 001-13149).

4(ii)
Twenty-Ninth Supplemental Indenture (including the form of 2036 note), dated September 11, 2024, between Stryker Corporation and U.S. Bank Trust Company, National Association, as trustee — Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated September 11, 2024 (Commission File No. 001-13149).

4(iii)
Thirtieth Supplemental Indenture (including the form of 2029 note), dated September 11, 2024, between Stryker Corporation and U.S. Bank Trust Company, National Association, as trustee — Incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K dated September 11, 2024 (Commission File No. 001-13149).

4(iv)
Thirty-First Supplemental Indenture (including the form of 2034 note), dated September 11, 2024, between Stryker Corporation and U.S. Bank Trust Company, National Association, as trustee — Incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K dated September 11, 2024 (Commission File No. 001-13149).

31(i)†	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)†	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)††	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)††	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

† Filed with this Form 10-Q
†† Furnished with this Form 10-Q

Dollar amounts are in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION	2024 Third Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	October 30, 2024	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair, Chief Executive Officer and President

Date:	October 30, 2024	/s/ GLENN S. BOEHNLEIN
Glenn S. Boehnlein
Vice President, Chief Financial Officer

20