Form 10-K
period 2024-12-31
STRYKER CORP
filed 2025-02-12
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $123,147,898,554 at June 30, 2024. There were 381,579,123 shares outstanding of the registrant’s common stock, $0.10 par value, on January 31, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2025 Annual Meeting of Shareholders (the 2025 proxy statement) are incorporated by reference into Part III.

STRYKER CORPORATION	2024 FORM 10-K

STRYKER CORPORATION	2024 FORM 10-K

PART I

ITEM 1.	BUSINESS.
Stryker Corporation (Stryker or the Company) is a global leader in medical technologies and, together with our customers, we are driven to make healthcare better. We offer innovative products and services in MedSurg, Neurotechnology and Orthopaedics that help improve patient and healthcare outcomes. Alongside our customers around the world, we impact more than 150 million patients annually.
Our core values guide our behaviors and actions and are fundamental to how we execute our mission.
Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a prominent orthopaedic surgeon and inventor of several medical products. Our products are sold in approximately 75 countries through company-owned subsidiaries and branches as well as third-party dealers and distributors, and include surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; clinical communication and artificial intelligence-assisted virtual care platform technology; neurosurgical and neurovascular devices; implants used in joint replacement and trauma surgeries; Mako Robotic-Arm Assisted technology; spinal devices; as well as other products used in a variety of medical specialties. Most of our products are marketed directly to doctors, hospitals and other healthcare facilities.
As used herein, and except where the context otherwise requires, "Stryker," "we," "us," and "our" refer to Stryker Corporation and its consolidated subsidiaries.
Business Segments and Geographic Information
We segregate our operations into two reportable business segments: (i) MedSurg and Neurotechnology and (ii) Orthopaedics. Financial information regarding our reportable business segments and certain geographic information is included under "Consolidated Results of Operations" in Item 7 of this report and Note 14 to our Consolidated Financial Statements.
In the fourth quarter 2024 we reorganized our Spine business to align with certain updates to our internal reporting structure. The spine enabling technologies portfolio (Enabling Technologies) was reclassified to Other Orthopaedics and Spine, the Interventional Spine (IVS) portfolio was reclassified to Neuro Cranial and the remaining Spine business was renamed to Spinal Implants. In addition, we changed the name of our “Orthopaedics and Spine” operating segment to “Orthopaedics.”

Quarterly Net Sales - Enabling Technologies
	2024	2023	2022
Mar 31	$30	$31	$30
Jun 30	$31	$32	$25
Sep 30	$59	$54	$44
Dec 31	$32	$32	$32
Total	$152	$149	$131

Quarterly Net Sales - IVS
	2024	2023	2022
Mar 31	$98	$77	$65
Jun 30	$98	$83	$73
Sep 30	$117	$84	$72
Dec 31	$100	$83	$72
Total	$413	$327	$282

Quarterly Net Sales - Spinal Implants
	2024	2023	2022
Mar 31	$171	$176	$183
Jun 30	$178	$181	$193
Sep 30	$186	$180	$182
Dec 31	$172	$176	$175
Total	$707	$713	$733

Net Sales by Reportable Segment
	2024		2023		2022
MedSurg and Neurotechnology	$13,518	60%	$12,163	59%	$10,893	59%
Orthopaedics	9,077	40	8,335	41	7,556	41
Total	$22,595	100%	$20,498	100%	$18,449	100%
MedSurg and Neurotechnology
MedSurg products include surgical equipment, patient and caregiver safety technologies, and navigation systems (Instruments), endoscopic and communications systems (Endoscopy), and patient handling, emergency medical equipment, intensive care disposable products and clinical communication and artificial intelligence-assisted virtual care platform technology (Medical). Neurotechnology includes neurosurgical, neurovascular and craniomaxillofacial implant products. Our neurotechnology offering includes products used for minimally invasive endovascular procedures; a comprehensive line of products for traditional brain and open skull based surgical procedures; orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products (Neuro Cranial); and minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke (Neurovascular). The craniomaxillofacial implant offering includes cranial, maxillofacial and chest wall devices as well as dural substitutes and sealants.
We are one of five leading global competitors in Instruments; the other four being Zimmer Biomet Holdings, Inc. (Zimmer), Medtronic plc (Medtronic), Johnson & Johnson MedTech (a subsidiary of Johnson & Johnson) and ConMed Linvatec, Inc. (a subsidiary of CONMED Corporation). We are one of seven leading global competitors in Endoscopy; the other six being Karl Storz GmbH & Co., Olympus Optical Co. Ltd., Smith & Nephew plc (Smith & Nephew), ConMed Linvatec, Arthrex, Inc. and STERIS plc. We are one of five leading global competitors in Medical; the other four being Baxter International Inc., Zoll Medical Corporation, Medline Industries and Ferno-Washington, Inc. We are one of five leading global competitors in Neurotechnology; the other four being Medtronic, Johnson & Johnson Medtech, Terumo Corporation and Penumbra, Inc.

Dollar amounts in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2024 FORM 10-K

Composition of MedSurg and Neurotechnology Net Sales
	2024		2023		2022
Instruments	$2,834	21%	$2,534	21%	$2,245	21%
Endoscopy	3,389	25	3,068	25	2,759	25
Medical	3,852	28	3,459	28	3,031	28
Neurovascular	1,307	10	1,226	11	1,200	11
Neuro Cranial	2,136	16	1,876	15	1,658	15
Total	$13,518	100%	$12,163	100%	$10,893	100%
In 2024 Instruments launched SurgiCount+ powered by Triton, which combines our existing sponge counting technology with artificial intelligence and quantifying blood loss software. We also launched CoPilot, which combines with our Spine Q guidance system to help surgeons plan and perform certain spinal procedures, including supporting bone resection, pedicle preparation and screw delivery.
In addition we completed the acquisition of Vertos Medical, Inc., a leader in interventional pain management solutions for chronic lower back pain caused by lumbar spinal stenosis. The acquisition of Vertos is complementary to our Interventional Spine business as we continue to focus on advanced pain procedures.
Endoscopy continued to deliver its 4K 1788 Camera platform to the market. Our 1788 Camera platform features several enhancements for a broader range of clinical applications and specialties, including urology, neurology and ear, nose and throat and can be used to visualize indocyanine green and Cytalux.
Medical launched the LIFEPAK 35 monitor/defibrillator, our next generation platform designed to optimize care with new clinical features such as the new Glasgow 30.4 algorithm, cprINSIGHT, 15-lead monitoring capabilities, and STJ insight and mapping. LIFEPAK 35 combines a modern intuitive touch screen display and increased processing power with Bluetooth and WiFi data connectivity.
Medical also completed the acquisition of care.ai, a virtual care and ambient intelligence solutions platform. care.ai adds complementary technology that is expected to integrate seamlessly with the Vocera platform (Vocera) and Stryker’s devices, providing customers with an enterprise-wide ecosystem that is intended to deliver dynamic clinical workflows and further the development of smart care facilities.
Neurovascular initiated a targeted launch of the Surpass Elite Flow Diverting Stent (FDS) in the U.S. and South Korea. Surpass Elite FDS is designed to reduce thrombin generation when compared to unmodified stents. Additionally, Neurovascular launched Surpass Evolve FDS in Japan. The Stryker FDS platform is designed to effectively treat aneurysms by redirecting blood flow away from the aneurysm to promote healing.
Orthopaedics
Orthopaedics products primarily include implants used in total joint replacements, such as hip, knee and shoulder, and trauma and extremities surgeries. We bring patients and physicians advanced implant designs and specialized instrumentation that make orthopaedic surgery and recovery simpler, faster and more effective. We support surgeons with the technologies, products and services they need to support each patient’s clinical challenge.
We are one of four leading global competitors for joint replacement and trauma and extremities products and robotics; the other three being Zimmer, Johnson & Johnson MedTech and Smith & Nephew.

Composition of Orthopaedics Net Sales
	2024		2023		2022
Knees	$2,447	27%	$2,273	27%	$1,997	26%
Hips	1,704	19	1,544	18	1,413	19
Trauma and Extremities	3,507	39	3,147	38	2,807	37
Spinal Implants	707	8	713	9	733	10
Other	712	8	658	8	606	8
Total	$9,077	100%	$8,335	100%	$7,556	100%
In 2024 we continued the full commercial launch of our Triathlon Hinge revision knee system. Triathlon Hinge received approval in August of 2023 and is now released in the U.S., Canada and New Zealand. We also continued delivering growth in total hip arthroplasty, particularly in the primary segment where Direct Anterior Reconstructive Technology and Mako Total Hip can help to reduce, if not eliminate, a surgeon's use of intraoperative fluoroscopy during direct anterior hip procedures. With the acquisition of SERF SAS, we strengthened distribution in key European markets and continue to scale differentiated solutions such as the Novae monolithic dual mobility cup engineered to deliver greater hip stability and reduce dislocation risk.
We continued to expand our global footprint of Mako SmartRobotics™ in 2024 which is now sold in more than 45 countries. To date more than one million robotic Mako Total Knees and 1.5 million robotic procedures across Total Hips, Total Knees and Partial Knees have been performed globally. Stryker’s Joint Replacement division also launched the “Scan. Plan. Mako Can.” direct to patient campaign, accelerating awareness of Mako technology in the U.S.
Our spine enabling technologies portfolio includes best in class imaging solutions, image-guided surgical technology, patient specific implants and digital health solutions supporting surgeons and their patients throughout the continuum of care.
In December 2024 we performed our first Mako Shoulder procedure using robotic-arm assistance to remove bone, prepare the glenoid surface and enable positioning and placement of the Perform Reversed Glenoid implant.
In 2024 Trauma launched Pangea, a comprehensive variable angle plating portfolio designed to optimize plate fit to bone utilizing simple, intuitive instrumentation that enhances ease of use and reproducibility. These combined solutions empower Stryker to deliver a complete portfolio across all trauma segments.
Raw Materials and Inventory
Raw materials essential to our business are generally readily available from multiple sources; however, certain of our raw materials are currently sourced from single suppliers. Substantially all products we manufacture are stocked in inventory, while certain MedSurg products are assembled to order.
Patents and Trademarks
Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of such products restricts competitors from duplicating these unique designs and features. We seek to obtain patent protection on our products whenever appropriate for protecting our competitive advantage. On December 31, 2024 we owned approximately 5,600 United States patents and approximately 8,600 patents in other countries.
Seasonality
Our business is generally not seasonal in nature; however, the number of orthopaedic implant surgeries is typically lower in the

Dollar amounts in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2024 FORM 10-K
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
The European Union enacted the European Union Medical Device Regulation in May 2017 with an original effective date of May 2022, which imposes stricter requirements for the marketing and sale of medical devices, including in the areas of clinical evaluation requirements, quality systems, labeling and post-market surveillance. Extended transition timelines were published in 2023 which range from May 2026 through December 2028 depending on the type of device and our implementation is on track to meet these timelines.
Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets we do business. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. It is not possible to predict at this time the long-term impact of such cost containment measures on our future business. In addition, business practices in the healthcare industry are scrutinized, particularly in the United States, by federal and state government agencies. Any resulting investigations and prosecutions potentially carry the risk of significant civil and criminal penalties.
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
Employees
On December 31, 2024 we had approximately 53,000 employees globally, with approximately 27,000 employees in the United States. Our talented employees are an integral reason for our standing as a global leader in medical technologies where, together with our customers, we are driven to make healthcare better. Our company values of integrity, accountability, people and performance are a key component of that mission. Our people, as one of our core values, continue to be a key focus.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2024 FORM 10-K
Diversity, Equity and Inclusion (DE&I)
An essential part of our culture is respecting each individual’s strengths and values. Building on this foundation, we are focused on maintaining an inclusive, engaging work environment in keeping with our values of integrity and people. Our DE&I strategy is centered around these three commitments:
•Strengthen the diversity of our workforce
•Advance a culture of inclusion, engagement and belonging
•Maximize the power of inclusion to drive innovation and growth
We are advancing our commitments through the following actions, among others:
•Increasing access to talent through strategic partnerships and campaigns
•Growing and engaging talent with a range of opportunities to learn and develop
•Aligning our employee resource groups, which are open to all employees, to focus on creating community and belonging
Attracting and Hiring
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
Our proxy statement provides more detail on the competitive compensation programs we offer to our executive officers.
Information about our Executive Officers

As of January 31, 2025
Name	Age	Title	First Became an Executive Officer
Kevin A. Lobo	59	Chair, Chief Executive Officer and President	2011
Yin C. Becker	61	Vice President, Chief Corporate Affairs Officer	2016
William E. Berry Jr.	59	Vice President, Chief Accounting Officer	2014
Glenn S. Boehnlein	63	Vice President, Chief Financial Officer	2016
M. Kathryn Fink	55	Vice President, Chief Human Resources Officer	2016
Robert S. Fletcher	54	Vice President, Chief Legal Officer	2019
Viju S. Menon	57	Group President, Global Quality and Operations	2018
J. Andrew Pierce	51	Group President, MedSurg and Neurotechnology	2021
Spencer S. Stiles	48	Group President, Orthopaedics	2021
Each of our executive officers was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of shareholders in 2025 or until a successor is chosen and qualified or until his or her resignation or removal. Each of our executive officers held the position above or served Stryker in various executive or administrative capacities for at least five years.
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
This report contains statements that are not historical facts and are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include, without limitation, words such as “may,” “could,” “will,” “should,” “possible,” “plan,” “predict,” “forecast,” “potential,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “may impact,” “on track,” “goal,” “strategy” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements, historical experience or our present expectations. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include:
•weakening of economic conditions, or the anticipation thereof, that could adversely affect the level of demand for our or Inari Medical, Inc.’s (“Inari”) products;
•geopolitical risks, including from international conflicts, which could, among other things, lead to increased market volatility;

Dollar amounts in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2024 FORM 10-K
•pricing pressures generally, including cost-containment measures that have adversely affected and could in the future adversely affect the price of or demand for our or Inari’s products;
•changes in foreign currency exchange markets;
•legislative and regulatory actions;
•unanticipated issues arising in connection with clinical studies and otherwise that affect approval of new products, including Inari products, by the FDA and foreign regulatory agencies;
•inflationary pressures;
•increased interest rates or interest rate volatility;
•supply chain disruptions;
•changes in labor markets;
•changes in coverage and reimbursement levels from third-party payors;
•changes in the competitive environment;
•breaches, failures or other disruptions of our or our vendors’ or customers’ information technology systems or products, including by cyber-attack, data leakage, unauthorized access or theft;
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
•changes in financial markets;
•changes in our credit ratings;
•our ability to integrate and realize the anticipated benefits of acquisitions in full or at all or within the expected timeframes, including our acquisition of Inari;
•our ability to realize any anticipated cost savings;
•potential negative impacts resulting from climate change or other environmental, social and governance and sustainability related matters;
•the impact on our operations and financial results of any public health emergency and any related policies and actions by governments or other third parties;
•uncertainties as to the timing of the tender offer for shares of Inari common stock and the subsequent merger with Inari;
•uncertainties as to how many of Inari’s stockholders will tender their shares in the tender offer;
•the failure to satisfy any of the closing conditions to the acquisition of Inari, including the expiration or termination of the Hart-Scott-Rodino Antitrust Improvements Act waiting period (and the risk that such governmental approval may result in the imposition of conditions that could adversely affect the expected benefits of the transaction);
•delays in consummating the acquisition of Inari or the risk that the transaction may not close at all;
•unexpected liabilities, costs, charges or expenses in connection with the acquisition of Inari;
•the effects of the proposed Inari transaction (or the announcement thereof) on the parties’ relationships with employees, customers, other business partners or governmental entities; and
•other risks detailed in our filings with the SEC.
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
BUSINESS AND OPERATIONAL RISKS
We use a variety of raw materials, components, devices and third-party services in our global supply chains, production and distribution processes; significant shortages, price increases or unavailability of third-party services have in the past increased, and could in the future increase, our operating costs and could require significant capital expenditures or adversely impact the competitive position of our products: Our reliance on certain suppliers to secure raw materials, components and finished devices, and on certain third-party service providers, such as sterilization service providers, exposes us to the risk of product shortages and unanticipated increases in prices, whether due to inflationary pressure, regulatory changes, litigation exposure, geopolitical tensions or otherwise. For example, in the past we experienced limited product availability due to an electronic components shortage in certain product lines. If a similar shortage occurs in the future with respect to any raw materials or components, we may not be able to obtain them from our suppliers on a timely basis, or at all, or identify alternative suppliers. In addition, several raw materials, components, finished devices and services are procured from a sole source due to, among other things, the quality considerations, unique intellectual property considerations or constraints associated with regulatory requirements. If sole-source suppliers or service providers are unable or unwilling to deliver these materials or services as a result of financial difficulties, business disruptions, acquisition by a third party, natural disasters or otherwise, we may not be able to manufacture or have available one or more products during such period of unavailability and our business could suffer, possibly materially. In certain cases, we may not be able to establish additional or replacement suppliers for such materials or service providers for such services in a timely or cost-effective manner, often as a result of FDA and other regulations that require, among other things, validation of materials, components and services prior to their use in or with our products. In certain instances we have been unable to meet demand due to supply chain challenges, which has led to loss of sales. Although the impacts have not been material to date, an inability to meet demand due to supply chain challenges in the future could materially adversely impact our reputation, the competitive position of our products and our business. Any of the foregoing risks could have a material adverse impact on our profitability and results of operations.

Dollar amounts in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2024 FORM 10-K
In addition, in recent years, the market has experienced inflationary pressures in part due to global supply chain disruptions, labor shortages and other impacts following the COVID-19 pandemic. Inflation in the United States and in many of the countries where we conduct business has resulted in, and may in the future result in, high interest rates and increased capital, energy, shipping and labor costs, weakening or strengthening exchange rates against the United States Dollar and other similar effects. We have experienced, and may in the future experience, inflationary increases in manufacturing costs and operating expenses, as well as negative impacts from weakening or strengthening exchange rates against the United States Dollar. Although we have been able to pass certain cost increases on to our customers, we have not been able to pass along all cost increases and we cannot guarantee that we will be able to do so in the future. Inflation, high interest rates or interest rate volatility may also cause our customers to reduce or delay orders for our products and services. Any of the foregoing could have a material adverse impact on our sales, profitability and results of operations.
We are subject to pricing pressures as a result of cost containment measures in the United States and other countries and other factors, including changes in reimbursement practices and coverage policies and third-party payor cost containment measures: Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets in which we do business. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. For example, China has implemented a volume-based procurement process designed to decrease prices for medical devices and other products. Pricing pressure has also increased due to continued consolidation among healthcare providers, trends toward managed care, the shift toward governments becoming the primary payers of healthcare expenses, reduction in coverage or reimbursement levels and medical procedure volumes and government laws and regulations relating to sales and promotion, reimbursement and pricing generally. Coverage policies and reimbursement levels can vary across the payer community globally, regionally, and locally, and may affect which products customers purchase, the market acceptance rate for new technologies and the prices customers are willing to pay for those products in a particular jurisdiction. Furthermore, any changes to the coverage or reimbursement landscape, or adverse decisions relating to our products by administrators of these systems could significantly reduce reimbursement for procedures using our products or result in denial of reimbursement for those products, which could adversely affect customer demand, or the price customers are willing to pay for such products. Public and private payers have challenged, and are expected to continue to challenge, prices charged for medical products and services. Such downward pricing pressures from any or all of these payers may result in an adverse effect on our business, results of operations, financial condition and cash flows. We have also reduced prices for certain products due to increased competition and if we further reduce prices, we could become less profitable. In addition, due to healthcare industry consolidation in recent years, competition to provide goods and services to industry participants has become, and may continue to become, more intense, and this consolidation has produced, and may continue to produce, larger enterprises with more bargaining power. Pricing pressures related to any of the foregoing or other factors have impacted and could in the future impact our results of operations and profitability.
We operate in a highly competitive industry in which competition and the regulatory burden in the development and improvement of new and existing products is significant: The markets in which we compete are highly competitive, and a significant element of our strategy is to increase revenue growth by focusing on innovation, new product development and improvement of existing products. New business models, products and surgical procedures, as well as improvements to existing products, are introduced on an ongoing basis and our present or future products could be rendered obsolete or uneconomical by internal or external technological advances, including by our existing competitors and new market entrants, which could adversely impact demand for certain of our existing products. The success of our products and services depends on, among other things, our ability to properly identify customer needs and predict future needs; innovate and develop new technologies, services and applications at an accelerated pace; and appropriately allocate our research and development spending to products and services with higher growth. Our existing competitors and new market entrants may respond more quickly to or integrate new or emerging technologies such as robotics, artificial intelligence and machine learning in their product offerings, undertake more extensive marketing campaigns, have greater access to clinical information to support ongoing product position in the market, have greater financial, marketing and other resources or be more successful in attracting potential customers, employees and strategic partners. There can be no assurance that any products now in development, or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products, our ability to maintain or expand our market position in the markets in which we participate may be negatively impacted.
We may be unable to maintain adequate working relationships with healthcare professionals: We work with healthcare professionals in a transparent and responsible manner and seek to maintain these relationships with respected physicians and medical personnel in healthcare organizations, such as hospitals and universities, who assist in product research and development. We rely on these professionals to assist us in the development and improvement of proprietary products. If we are unable to maintain these relationships due to regulatory restrictions, hospital access restrictions for non-patients or for other reasons, our ability to develop, market and sell new and improved products could be adversely affected.
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
We are subject to risks associated with our extensive global operations: We develop, manufacture and distribute our products globally. Our global operations are subject to risks and costs related to, among other things, changes in coverage or reimbursement levels from third-party payors in the United States and other countries; changes in regulatory requirements (such as the staggered phase-in period for manufacturers to comply with

Dollar amounts in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2024 FORM 10-K
the European Union Medical Device Regulation (MDR) through December 2028); differing local product preferences and product requirements; diminished protection of intellectual property in some countries; tariffs and other trade protection measures, as well as increasing localization and protectionism policies in certain jurisdictions; international trade disputes and import or export requirements; difficulty in staffing and managing foreign operations; introduction of new internal business structures and programs; political and economic instability and uncertainty; current or potential geopolitical conflicts, such as the tensions between China and Taiwan and the wars in Ukraine and the Middle East, and related sanctions and other developments; disruptions of transportation, including port closures, increased border controls or border closures or reduced transportation availability, due to military conflicts, a global pandemic of contagious diseases like COVID-19 or otherwise; increased energy or transportation costs; fluctuations in currency exchange rates and financial markets; and increased security threats to our supply chain. Many of these risks are rapidly evolving and subject to an accelerating pace of change. Our business could be adversely impacted if we are unable to successfully manage these and other risks of global operations in an increasingly volatile environment. In addition, in many countries, the laws and regulations applicable to us or our industry are evolving, and we have in certain cases become subject to divergent and conflicting laws and regulations across our operations, which has increased the risks we are subject to.
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
We, our business partners or our third-party vendors could experience a material failure or breach of a key information technology system, network, process or site: We rely extensively on information technology (IT) systems to conduct business. In addition, we rely on networks and services, including internet sites, cloud and software-as-a-service solutions, data hosting and processing facilities and tools and other hardware, software (including open-source software) and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. Furthermore, numerous and evolving cybersecurity threats have posed, and will continue to pose, risks to the security of our IT systems, networks and product offerings, as well as the confidentiality, availability and integrity of our data. Emerging technologies such as generative artificial intelligence (AI) may be used by malicious actors to create more targeted phishing narratives, spread disinformation about us or our products or otherwise strengthen social engineering capabilities. Some of our products, services, and information technology systems contain or use open-source software which poses particular risks, including potential security vulnerabilities, licensing compliance issues and quality issues. We, our customers and third-party hosting services have experienced, and expect to continue to experience, security breaches of, unauthorized access to, and disruptions of, products or systems. While such breaches, unauthorized access and disruptions have not had a material effect on us to date, we cannot guarantee that any future breach or unauthorized access will not be material and any breach or unauthorized access could impact the use of such products and systems and the security of information stored therein. Although we have made investments and expect to continue to make investments seeking to address these threats, including monitoring of networks and systems, use of artificial intelligence, hiring of experts, employee training and security policies for employees and third-party providers, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures.
When cybersecurity or other technology related incidents occur, we follow our incident response protocols and address them in accordance with applicable governmental regulations and other legal requirements. Our response to these incidents and our investments to protect our product offerings and information technology infrastructure and data may not shield us from significant losses and potential liability or prevent any future interruption or breach of our systems. Moreover, given the increasing complexity and sophistication of the techniques used by threat actors to obtain unauthorized access or disable or degrade systems, a cyberattack could occur and persist for an extended period of time before being detected, and we may not anticipate these acts or mitigate them adequately or timely, which may compound damages before the incident is discovered or remediated. The extent of a particular cyber incident and the steps that we may need to take to investigate the incident may not be immediately clear, and it may take a significant amount of time before such investigation can be completed and full and reliable information about the incident is known. New regulations may require us to disclose information about a material cybersecurity incident before it has been resolved or fully investigated. Additionally, as threats continue to evolve and increase, and as the regulatory environment and customer requirements related to information security, data collection and use, and privacy become increasingly rigorous, we may be required to devote significant additional resources to modify and enhance our security controls and to identify and remediate any security vulnerabilities, which could adversely impact our net income. In addition, a significant number of our employees working remotely has exposed us, and may continue to expose us, to greater risks related to cybersecurity and cyber-liability.
Hardware and software failures or delays in our key information technology systems, networks, processes or sites could disrupt our operations, cause the loss of confidential information or otherwise adversely impact our business. Our systems, networks, processes and sites may be vulnerable to damage, disruptions and shutdown from a variety of sources, including malfunctions in maintenance updates or security patches, design defects, the age of the technology, network failures, modernization or other initiatives, human acts and natural disasters. For example, some of our information technology systems contain legacy third-party software components for which we depend on a layered security

Dollar amounts in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2024 FORM 10-K
approach to protect against exploitation, which may not be effective. Any such damage or disruptions could also compromise the security of our information systems and networks. These issues can also arise as a result of failures by, or in the software or hardware of, third parties, including networks or service providers, with whom we do business and over whom we have limited or no control. Any disruption or failure of our systems, networks, processes or sites could have a material impact on our business and operations.
If our IT systems, networks or processes are damaged or cease to function properly for any reason, the networks, service providers, hardware or software we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches or unauthorized access and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.
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
We may be unable to attract, develop and retain executives and key employees: Our sales, technical and other key personnel play an integral role in the development, marketing and selling of new and existing products. Our future performance also depends in large part on the continued services of our senior management. If we are unable to recruit, hire, develop and retain a talented, competitive workforce in our highly competitive industry, or if we are unable to plan effective succession for the future, we may not be able to meet our strategic business objectives. Inflationary pressures, labor demand and shortages and other macroeconomic factors have increased and could further increase the cost of labor and could harm our ability to recruit, hire and retain talented employees. In addition, increased unionization could negatively impact our labor costs and ability to create an engaging, connected culture, which could adversely affect our ability to recruit, hire, develop and retain a talented, competitive workforce. Further, if we are unable to maintain competitive and equitable compensation and benefit programs, including incentive programs which reward financial and operational performance, our ability to recruit, hire, engage, motivate and retain talent could be negatively affected. Additionally, if we are unable to maintain an inclusive culture that aligns our diverse workforce with our mission and values, it could adversely impact our ability to recruit, hire, develop and retain key talent. Further, our remote and hybrid work practices, ability to provide flexible and alternative work arrangements, and our practices relating to corporate responsibility may not meet the needs or expectations of our employees, including senior management or other key employees, which could negatively impact our ability to attract and retain highly skilled employees, or may harm our culture and/or decrease employee engagement, which could adversely impact our ability to recruit, hire, develop and retain a talented, competitive workforce.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2024 FORM 10-K
governmental authorities: Some of our products are particularly sensitive to reductions in elective medical procedures. It is not possible to predict whether elective medical procedures will be suspended or reduced in the future and, to the extent individuals and customers are required to delay or cancel elective procedures, our business, cash flows, financial condition and results of operations could be negatively affected. Further, our customers have experienced, and may continue to experience, staffing shortages that may result in decreased demand for our products, which could negatively affect our business and financial results.
Unpredictable increases in demand for certain of our products have exceeded in the past, and could exceed in the future, our capacity to meet such demand timely, which could adversely affect our customer relationships and result in negative publicity. In this regard, the accelerated development and production of products and services to address medical and other requirements could increase the risk of regulatory enforcement actions, product defects or related claims or reputational harm, among other things.
Our use of AI and other emerging technologies could adversely impact our business and financial results: We have begun to deploy AI and other emerging technologies in various facets of our operations and we continue to explore further use cases. The rapid advancement of these technologies presents opportunities for us in research, manufacturing, commercialization, and other business endeavors, but also entails risks, including that AI-generated content, analyses, or recommendations we utilize could be deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging technologies increases regulatory, cybersecurity and other significant risks. In addition, any disruption or failure in the AI functionality we incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our product offerings. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant costs on us and limit our ability to effectively develop, deploy or use AI technologies. Furthermore, if we are unable to effectively manage the use of AI technologies by our employees and service providers, our confidential information, intellectual property and reputation could be put at risk. Failure to appropriately respond to this evolving landscape may result in reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.
Pandemics and public health emergencies, and the fear thereof, have in the past materially adversely affected and could in the future materially adversely affect, our operations, supply chain, manufacturing, product distribution, customers and other business activities: In connection with prior pandemics, governmental authorities and private enterprises implemented, and may in the future implement in connection with another pandemic or public health emergency (or in response to the fear thereof), measures, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. Our customers, global suppliers, distributors and manufacturing facilities have in the past been, and could in the future be, materially affected by restrictive measures implemented in response to a pandemic or public health emergency, which has in the past caused and could in the future cause them to be unable to hire and retain employees, distribute or use our products or provide required services. We have as a result experienced, and could in the future experience, delays in, or the suspension of, our manufacturing operations, sales activities, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions, which may result in our inability to satisfy consumer demand for our products in a timely manner or at all and which could harm our reputation, future sales and profitability. The extent of any future pandemic or public health emergency’s effect on our business and industry will depend on, among other things, the severity of the disease, the successful development, distribution and acceptance of vaccines for diseases, future resurgences and/or the spread of disease variants, all of which are uncertain and difficult to predict. The COVID-19 pandemic materially impacted us, and any future pandemic or public health emergency could materially impact us and would heighten many of the other risks described in this report.
LEGAL AND REGULATORY RISKS
Current economic and political conditions make tax rules in jurisdictions subject to significant change: Our future results of operations could be affected by changes in the effective tax rate as a result of changes in tax laws, regulations and judicial rulings. We are continuing to evaluate the impact of tax reform in the countries in which we operate as new guidance is published and new regulations are adopted. In addition, further changes in the tax laws could arise, including as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Cooperation and Development (OECD). The OECD, which represents a coalition of member countries, has put forth two proposed frameworks that revise the existing profit allocation and nexus rules (Pillar 1) and ensure a minimal level of taxation (Pillar 2), respectively. In 2022 the European Union member states agreed to implement the Inclusive Framework’s global corporate minimum tax rate of 15%, and various countries within and outside the European Union have either enacted or proposed new tax laws implementing Pillar Two in 2024. The OECD continues to release additional guidance and we anticipate more countries will enact similar tax laws. Some of the new tax laws are effective in 2024 while others will be effective in future years. These tax law changes and any additional contemplated tax law changes, could increase tax expense in future periods.
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
The impact of healthcare reform legislation on our business remains uncertain: Several markets where we sell our products are making efforts to expand access to healthcare or health insurance coverage while decreasing costs. These efforts may have a direct or unintended negative impact on access to medical technology and could have a significant effect on our business. Both in the U.S. and internationally, governmental authorities may make legislative or administrative reforms to existing reimbursement programs, make adverse decisions relating to our

Dollar amounts in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2024 FORM 10-K
products’ coverage or reimbursement, or make changes to patient access to healthcare, all of which could adversely impact the demand for and usage of our products or the prices that our customers are willing to pay for them. We cannot predict what healthcare programs and regulations could ultimately be implemented at the federal or state level or the effect that any future legislation or regulation in the United States may have on our business. Similarly, we cannot predict the impact that healthcare reform legislation in other countries where we sell our products may have on our business.
We are subject to extensive governmental regulation relating to the classification, manufacturing, sterilization, licensing, labeling, marketing and sale of our products: The classification, manufacturing, sterilization, licensing, labeling, marketing and sale of our products are subject to extensive and evolving regulations and rigorous regulatory enforcement by the FDA, state governments, European Union and other governmental authorities in the United States and internationally. These governmental authorities may impose additional requirements or limits on the methods, procedures or agents we use to manufacture and sterilize our products, which could have a negative impact on our business. For example, governmental authorities in the United States and internationally have or are considering adopting regulations on the use of per- and polyfluoroalkyl substances. In addition, the process of obtaining licenses, regulatory clearances and/or approvals to market and sell our products can be costly and time consuming and the clearances and/or approvals might not be granted timely. We have ongoing responsibilities under the laws and regulations applicable to the manufacturing of products within our facilities and those contracted by third parties that are subject to periodic inspections by the FDA, state Boards of Pharmacy and other governmental authorities to determine compliance with the quality system, medical device reporting regulations and other requirements. We may also be subject to legal obligations in some countries that require disclosure or sharing of proprietary information. We incur significant costs to comply with regulations, including the MDR. If we fail to comply with applicable regulatory requirements, we may be subject to a range of sanctions, including substantial fines, warning letters that require corrective action, product seizures, recalls, import restrictions, the suspension of product manufacturing or sales, revocation of approvals, exclusion from future participation in government healthcare programs, substantial fines and criminal prosecution.
We are subject to federal, state and foreign healthcare regulations, including anti-bribery, anti-corruption, anti-kickback and false claims laws, globally and could face substantial penalties if we fail to comply with such regulations and laws: The relationships that we, and third parties that market and/or sell our products, have with healthcare professionals, such as physicians, hospitals, healthcare organizations and others, are subject to scrutiny under various state and federal laws often referred to collectively as healthcare fraud and abuse laws. In addition, the United States and foreign government regulators have increased the enforcement of the Foreign Corrupt Practices Act (FCPA) and other anti-bribery and anti-kickback laws. We also must comply with a variety of other laws that impose extensive tracking and reporting related to all transfers of value provided to certain healthcare professionals and others. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to investigate, audit and monitor compliance or to alter our practices. Violations or alleged violations of these laws have in the past resulted and could in the future result in investigations, litigation or government proceedings, and we have been and may in the future be subject to criminal or civil penalties and sanctions, including substantial fines, imprisonment of current or former employees and exclusion from participation in governmental healthcare programs. For example, in 2013 and 2018 we settled claims brought by the SEC related to the FCPA. Pursuant to these settlements, we paid fines and penalties and retained an independent compliance consultant. We continue to implement recommendations that resulted from the independent compliance consultant’s review of our commercial practices to enhance our commercial business practices. In addition, we are currently investigating whether certain business activities in certain foreign countries violated provisions of the FCPA and have been contacted by the SEC, United States Department of Justice and certain other regulatory authorities. Although we are currently unable to predict the outcome of the investigations or the potential impact, if any, on our financial statements, the impacts could potentially be significant.
We are subject to privacy, data protection and data security regulations and laws globally, and could face substantial penalties if we fail to comply with such regulations and laws: We are subject to a variety of laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personally identifiable healthcare information. For example, in the United States, privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, including the expanded requirements under the Health Information Technology for Economic and Clinical Health Act of 2009, establish comprehensive standards with respect to the use and disclosure of protected health information (PHI), by covered entities, in addition to setting standards to protect the confidentiality, integrity and security of PHI. Regulators are also imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. For example, the European Union’s General Data Protection Regulation (GDPR) established rules regarding the handling of personal data. Non-compliance with the GDPR may result in monetary penalties of up to 4% of total company revenue. Various U.S. states and other governmental authorities around the world have imposed or are considering similar types of laws and regulations, data breach reporting and penalties for non-compliance and increasing security requirements. These laws and regulations are broad in scope and are subject to evolving interpretation and enforcement and we have in the past been, and in the future could be, required to incur substantial costs to monitor compliance or to alter our practices. As new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, have increased and may further increase.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2024 FORM 10-K
Statements. These matters are subject to uncertainties and outcomes are not predictable. Further, the European Representative Actions Directive (the Collective Redress Directive) mandates a class action regime in each EU member state to facilitate domestic and cross-border class actions in a wide range of areas, including product liability claims with medical devices. The European Product Liability Directive was revised in 2024 and will become fully adopted into each member state’s national laws by 2026. The revised Product Liability Directive and Collective Redress Directive exposes us to additional litigation risks and could result in significant legal expenses. In addition, we may incur significant legal expenses or reputational damage for product liability claims regardless of whether we are found to be liable.
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
Dependence on intellectual proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may impact offerings in our product portfolios: Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, it could allow others to sell products that directly compete with proprietary features in our product portfolio. Also, our issued patents may be subject to claims challenging their validity and scope and raising other issues. In addition, currently pending or future patent applications may not result in issued patents and the expiration of patents may lead to a loss of exclusive rights and/or increased competition.
MARKET RISKS
We have exposure to exchange rate fluctuations on cross border transactions and translation of local currency results into United States Dollars: We report our financial results in United States Dollars and approximately 25% of our net sales are denominated in foreign currencies, including the Australian Dollar, British Pound, Canadian Dollar, Euro and Japanese Yen. Cross border transactions with external parties, financing transactions in currencies other than the United States Dollar and intercompany relationships result in increased exposure to foreign currency exchange effects. While we use derivative instruments to manage the impact of currency exchange, our hedging strategies may not be successful, and our unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or strengthening of the United States Dollar results in favorable or unfavorable translation effects when the results of our foreign locations are translated into United States Dollars. In recent years, currency exchange rates have been especially volatile, and these currency fluctuations have affected, and may continue to affect, our results of operations.
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
ENVIRONMENTAL, SOCIAL AND GOVERNANCE RISKS
We could be negatively impacted by corporate responsibility and sustainability-related matters: Governments, investors, customers, employees and other stakeholders have been focused on corporate responsibility practices and disclosures, and expectations in this area continue to rapidly evolve, including in diverging directions. On occasion, we announce new initiatives and make disclosures, including goals, under our corporate responsibility framework. This framework is aligned with our areas of interest and applicable regulatory requirements, which include environment and sustainability, workforce-related issues, diversity, equity and inclusion and supply chain management, among others. Implementation of these initiatives involves risks and uncertainties, requires investments and depends in part on third-party performance or data that is outside our control. We cannot guarantee that we will achieve our announced corporate responsibility initiatives. The criteria by which our corporate responsibility practices are assessed may change due to the quickly evolving landscape, which could result in greater regulatory requirements or expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Moreover, the increasing attention to corporate responsibility initiatives could also result in, among other things, reduced demand for our products, reduced profits, increased investigations and litigation and an increased risk of reputational damage. If we are unable to satisfy evolving criteria, certain investors and other stakeholders may conclude that our policies and/or actions with respect to corporate responsibility matters are inadequate or undesirable. If we fail or are perceived to have failed to achieve previously announced initiatives or goals, comply with corporate responsibility laws and regulations, meet evolving expectations or accurately disclose our progress, we could face legal and regulatory proceedings and our reputation, business, financial condition and results of operations could be adversely impacted.
Physical effects of climate change or legal, regulatory or market measures intended to address climate change could adversely affect our operations and operating results: Risks associated with climate change are subject to increasing societal, regulatory and political focus in the United States and globally. Shifts in weather patterns caused by climate change have increased and are expected to further increase the frequency, severity or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures and flooding, which could cause more significant business and supply chain

Dollar amounts in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2024 FORM 10-K
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
Our CISO provides comprehensive updates to the Audit Committee quarterly and the full Board of Directors periodically. These briefings include a range of topics, including:
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
We have approximately 27 company-owned and 297 leased locations worldwide including 45 manufacturing locations. We believe that our properties are in good operating condition and adequate for the manufacture and distribution of our products.

Dollar amounts in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2024 FORM 10-K
We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.	LEGAL PROCEEDINGS.
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of our business, including proceedings related to product, labor, intellectual property and other matters. Refer to Note 7 to our Consolidated Financial Statements for further information.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol SYK.
Our Board of Directors considers payment of cash dividends at its quarterly meetings. On January 31, 2025 there were 2,510 shareholders of record of our common stock.
We did not repurchase any shares in the three months ended December 31, 2024 and the total dollar value of shares that could be acquired under our authorized repurchase program at December 31, 2024 was $1,033.
In the fourth quarter 2024 we did not issue shares of our common stock as performance incentive awards to employees. When issued, these shares are not registered under the Securities Act of 1933 based on the conclusion that the awards are not events of sale within the meaning of Section 2(a)(3) of the Act.
The following graph compares our total returns (including reinvestment of dividends) against the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Index. The graph assumes $100 (not in millions) invested on December 31, 2019 in our common stock and each of the indices.

Company / Index	2019	2020	2021	2022	2023	2024
Stryker Corporation	$100.00	$118.17	$130.25	$120.59	$149.29	$181.15
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Health Care Index	$100.00	$113.45	$143.09	$140.29	$143.18	$146.87

Dollar amounts in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2024 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Earnings Data	2024	2023	2022	2021	2020
Net sales	$22,595	$20,498	$18,449	$17,108	$14,351
Cost of sales	8,155	7,440	6,871	6,140	5,294
Gross profit	$14,440	$13,058	$11,578	$10,968	$9,057
Research, development and engineering expenses	1,466	1,388	1,454	1,235	984
Selling, general and administrative expenses	7,685	7,111	6,386	6,266	5,163
Amortization of intangible assets	623	635	627	619	472
Goodwill and other impairments	977	36	270	264	215
Total operating expenses	$10,751	$9,170	$8,737	$8,384	$6,834
Operating income	$3,689	$3,888	$2,841	$2,584	$2,223
Other income (expense), net	(197)	(215)	(158)	(303)	(269)
Earnings before income taxes	$3,492	$3,673	$2,683	$2,281	$1,954
Income taxes	499	508	325	287	355
Net earnings	$2,993	$3,165	$2,358	$1,994	$1,599

Net earnings per share of common stock:
Basic	$7.86	$8.34	$6.23	$5.29	$4.26
Diluted	$7.76	$8.25	$6.17	$5.21	$4.20

Dividends declared per share of common stock	$3.240	$3.050	$2.835	$2.585	$2.355

Balance Sheet Data
Cash, cash equivalents and current marketable securities	$3,743	$3,053	$1,928	$3,019	$3,024
Accounts receivable, net	3,987	3,765	3,565	3,022	2,701
Inventories	4,774	4,843	3,995	3,314	3,494
Property, plant and equipment, net	3,448	3,215	2,970	2,833	2,752
Total assets	$42,971	$39,912	$36,884	$34,631	$34,330
Accounts payable	1,679	1,517	1,413	1,129	810
Total debt	13,597	12,995	13,048	12,479	13,991
Shareholders’ equity	$20,634	$18,593	$16,616	$14,877	$13,084

Cash Flow Data
Net cash provided by operating activities	$4,242	$3,711	$2,624	$3,263	$3,277
Purchases of property, plant and equipment	755	575	588	525	487
Depreciation	427	393	371	371	340
Acquisitions, net of cash acquired	1,628	390	2,563	339	4,222
Amortization of intangible assets	623	635	627	619	472
Payments of dividends	1,219	1,139	1,051	950	863
Repurchase of common stock	—	—	—	—	—

Other Data
Number of shareholders of record	2,520	2,518	2,533	2,551	2,597
Approximate number of employees	53,000	52,000	51,000	46,000	43,000

Dollar amounts in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2024 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
About Stryker
Stryker is a global leader in medical technologies and, together with our customers, we are driven to make healthcare better. We offer innovative products and services in MedSurg, Neurotechnology, and Orthopaedics that help improve patient and healthcare outcomes. Alongside our customers around the world, we impact more than 150 million patients annually. Our goal is to achieve sales growth at the high-end of the medical technology (MedTech) industry and maintain our long-term capital allocation strategy that prioritizes: (1) Acquisitions, (2) Dividends and (3) Share repurchases.
Overview of 2024
In 2024 we achieved reported net sales growth of 10.2%. Excluding the impact of acquisitions and divestitures, sales grew 10.2% in constant currency. We reported net earnings of $2,993 and net earnings per diluted share of $7.76. Excluding the impact of certain items, we achieved adjusted net earnings(1) of $4,700 and adjusted net earnings per diluted share(1) of $12.19 representing growth of 15.0%.
We continued our capital allocation strategy by investing $1,628 in acquisitions and paying $1,219 in dividends to our shareholders.
In 2024 we completed various acquisitions for total consideration of $1,628 in upfront payments, net of cash acquired, as well as $400 of contingent consideration if certain commercial or clinical milestones are achieved. Refer to Note 6 to our Consolidated Financial Statements for further information.
In May 2024 we repaid the outstanding $600 principal amount of the 3.375% senior unsecured notes due May 15, 2024. In September 2024 we issued $750 of 4.250% senior unsecured notes due September 11, 2029, €800 of 3.375% senior unsecured notes due September 11, 2032, $750 of 4.625% senior unsecured notes due September 11, 2034 and €600 of 3.625% senior unsecured notes due September 11, 2036. In November 2024 we repaid the outstanding €500 of floating rate senior notes and in December 2024 we repaid €850 of 0.250% senior unsecured notes.
(1)    Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Net Sales			Percentage Change
	2024	2023	2022	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net sales	$22,595	$20,498	$18,449	100.0%	100.0%	100.0%	10.2%	11.1%
Gross profit	14,440	13,058	11,578	63.9	63.7	62.8	10.6	12.8
Research, development and engineering expenses	1,466	1,388	1,454	6.5	6.8	7.9	5.6	(4.5)
Selling, general and administrative expenses	7,685	7,111	6,386	34.0	34.7	34.6	8.1	11.4
Amortization of intangible assets	623	635	627	2.8	3.1	3.4	(1.9)	1.3
Goodwill and other impairments	977	36	270	4.3	0.2	1.5	nm	nm
Other income (expense), net	(197)	(215)	(158)	(0.9)	(1.0)	(0.9)	(8.4)	36.1
Income taxes	499	508	325	nm	nm	nm	(1.8)	56.3
Net earnings	$2,993	$3,165	$2,358	13.2%	15.4%	12.8%	(5.4)%	34.2%

Net earnings per diluted share	$7.76	$8.25	$6.17				(5.9)%	33.7%
Adjusted net earnings per diluted share(1)	$12.19	$10.60	$9.34				15.0%	13.5%
nm - not meaningful

Geographic and Segment Net Sales				Percentage Change
				2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	As Reported	Constant Currency	As Reported	Constant Currency
Geographic:
United States	$16,943	$15,257	$13,638	11.0%	11.0%	11.9%	11.9%
International	5,652	5,241	4,811	7.9	9.8	8.9	10.9
Total	$22,595	$20,498	$18,449	10.2%	10.7%	11.1%	11.6%
Segment:
MedSurg and Neurotechnology	$13,518	$12,163	$10,893	11.1%	11.6%	11.7%	12.2%
Orthopaedics	9,077	8,335	7,556	8.9	9.4	10.3	10.9
Total	$22,595	$20,498	$18,449	10.2%	10.7%	11.1%	11.6%

Dollar amounts in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2024 FORM 10-K

Supplemental Net Sales Growth Information
				Percentage Change
				2024 vs. 2023					2023 vs. 2022
						United States	International				United States	International
	2024	2023	2022	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$2,834	$2,534	$2,245	11.9%	12.1%	12.5%	9.5%	10.6%	12.9%	13.0%	13.5%	10.4%	11.8%
Endoscopy	3,389	3,068	2,759	10.5	11.0	11.1	7.7	10.7	11.2	11.7	11.9	8.0	9.9
Medical	3,852	3,459	3,031	11.4	11.7	14.6	(2.0)	(0.3)	14.1	14.4	15.0	10.7	12.3
Neurovascular	1,307	1,226	1,200	6.6	8.2	4.7	7.9	10.5	2.2	4.0	8.3	(1.5)	1.5
Neuro Cranial	2,136	1,876	1,658	13.9	14.1	15.0	8.7	10.2	13.1	13.4	12.7	15.4	16.8
	$13,518	$12,163	$10,893	11.1%	11.6%	12.7%	5.9%	7.9%	11.7%	12.2%	13.1%	7.2%	9.2%
Orthopaedics:
Knees	$2,447	$2,273	$1,997	7.6%	8.2%	6.7%	10.4%	12.2%	13.8%	14.4%	12.3%	18.5%	20.9%
Hips	1,704	1,544	1,413	10.3	11.3	7.2	15.9	18.4	9.3	10.4	10.3	7.5	10.7
Trauma and Extremities	3,507	3,147	2,807	11.4	11.6	12.6	8.3	9.1	12.1	12.2	12.9	10.1	10.5
Spinal Implants	707	713	733	(0.7)	(0.3)	(2.1)	2.5	3.8	(2.7)	(2.0)	(2.2)	(4.1)	(3.4)
Other	712	658	606	8.1	9.6	7.3	10.1	15.4	8.6	9.5	2.9	25.8	32.3
	$9,077	$8,335	$7,556	8.9%	9.4%	8.4%	10.2%	12.0%	10.3%	10.9%	10.0%	11.1%	13.1%
Total	$22,595	$20,498	$18,449	10.2%	10.7%	11.0%	7.9%	9.8%	11.1%	11.6%	11.9%	8.9%	10.9%
Note: In the fourth quarter 2024 we reorganized our Spine business to align with certain updates to our internal reporting structure. The spine enabling technologies portfolio (Enabling Technologies) was reclassified to Other Orthopaedics, the interventional spine portfolio was reclassified to Neuro Cranial and the remaining Spine business was renamed to Spinal Implants. Neuro Cranial includes sales related to interventional spine of $413, $327 and $282 for 2024, 2023 and 2022. Other Orthopaedics includes sales related to Enabling Technologies of $152, $149 and $131 for 2024, 2023 and 2022. In the first quarter 2024 a product line previously included in Instruments has been reclassified to Endoscopy to align with a change in our internal reporting structure. We have reflected these changes in all historical periods presented.

Consolidated Net Sales
Consolidated net sales in 2024 increased 10.2% as reported and 10.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.5%. Excluding the 0.5% impact of acquisitions and divestitures, net sales in constant currency increased by 9.1% from increased unit volume and 1.1% due to higher prices. The unit volume increase was primarily due to higher shipments across all businesses.
Consolidated net sales in 2023 increased 11.1% as reported and 11.6% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.5%. Excluding the 0.1% impact of acquisitions and divestitures, net sales in constant currency increased by 10.9% from increased unit volume and 0.6% due to higher prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology businesses and most Orthopaedics businesses.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales in 2024 increased 11.1% as reported and 11.6% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.5%. Excluding the 0.4% impact of acquisitions and divestitures, net sales in constant currency increased by 9.5% from increased unit volume and 1.7% due to higher prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology businesses.
MedSurg and Neurotechnology net sales in 2023 increased 11.7% as reported and 12.2% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.5%. Excluding the 0.3% impact of acquisitions and divestitures, net sales in constant currency increased by 10.2% from increased unit volume and 1.7% due to higher prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology businesses.
Orthopaedics Net Sales
Orthopaedics net sales in 2024 increased 8.9% as reported and 9.4% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.5%. Excluding the 0.7% impact of acquisitions and divestitures, net sales in constant currency increased by 8.7% from increased unit volume. The unit volume increase was due to higher shipments across all Orthopaedics businesses.
Orthopaedics net sales in 2023 increased 10.3% as reported and 10.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.6%. Excluding the 0.1% impact of acquisitions and divestitures, net sales in constant currency increased by 11.9% from increased unit volume partially offset by 1.1% due to lower prices. The unit volume increase was due to higher shipments across most Orthopaedics businesses.
Gross Profit
Gross profit was $14,440, $13,058 and $11,578 in 2024, 2023, and 2022. The key components of the change were:

Gross Profit Percent Net Sales
2022	62.8%
Sales pricing	20 bps
Volume and mix	100 bps
Manufacturing and supply chain costs	(40) bps
Inventory stepped up to fair value	10 bps
2023	63.7%
Sales pricing	40 bps
Volume and mix	60 bps
Manufacturing and supply chain costs	(40) bps
Inventory stepped up to fair value	(20) bps
Structural optimization and other special charges	(20) bps
2024	63.9%

Dollar amounts in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2024 FORM 10-K
Gross profit as a percentage of net sales increased to 63.9% in 2024 from 63.7% in 2023 due to higher sales pricing and favorable volume partially offset by higher manufacturing and supply chain costs primarily due to inflationary pressures impacting fixed and variable manufacturing costs as well as higher amortization of inventory stepped up to fair value.
Gross profit as a percentage of net sales increased to 63.7% in 2023 from 62.8% in 2022 due to higher sales pricing and favorable volume offset by higher manufacturing and supply chain costs primarily due to higher raw material costs in the first six months of 2023 and supply chain inefficiencies.
While segment mix was not a significant driver of the change in gross profit as a percent of net sales between 2024, 2023 and 2022, we generally expect segment mix to have an unfavorable impact for the foreseeable future as we anticipate more rapid sales growth in our lower gross margin MedSurg and Neurotechnology segment than our Orthopaedics segment.
Research, Development and Engineering Expenses
Research, development and engineering expenses as a percentage of net sales in 2024 decreased to 6.5% from 6.8% in 2023 primarily due to lower spend on medical device regulations in the European Union.
Research, development and engineering expenses as a percentage of net sales in 2023 decreased to 6.8% from 7.9% in 2022 primarily due to increased spending for product launches, the write-off of certain intangible assets and higher spend related to the new medical device regulations in the European Union in 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales in 2024 decreased to 34.0% from 34.7% in 2023 primarily due to continued spend discipline and lower charges for structural optimization and certain legal matters partially offset by higher acquisition-related costs.
Selling, general and administrative expenses as a percentage of net sales in 2023 of 34.7% remained relatively flat with 34.6% in 2022 as charges of $132 related to share-based awards for Vocera employees that vested upon our acquisition in 2022 were partially offset by disciplined increases in spend and investments in 2023 to support our growth, including sales growth incentives and increased spend on travel and meetings. In addition, in 2022 we determined that certain commercial and regulatory milestones related to technology acquired in the purchase of Mobius Imaging and Cardan Robotics were no longer probable of being achieved and recorded $110 to reduce the fair value of contingent consideration.
Amortization of Intangible Assets
Amortization of intangible assets was $623, $635 and $627 in 2024, 2023 and 2022. These amounts include amortization related to intangible assets acquired in 2024 from various acquisitions, 2023 from Cerus Endovascular Limited (Cerus) and 2022 from Vocera. Refer to Notes 6 and 8 to our Consolidated Financial Statements for further information.
Goodwill and Other Impairments
In 2024 and 2022 we recorded goodwill impairment charges of $456 and $216 related to our Spine business.
In 2024 we recognized an estimated loss of $362 as a result of classifying certain assets in our Spinal Implants business as held for sale. Refer to Notes 8, 16 and 17 to our Consolidated Financial Statements for further information.
In 2024, 2023 and 2022 we recorded other impairments of $159, $36 and $54. Refer to Notes 15 and 16 to our Consolidated Financial Statements for further information.
Operating Income
Operating income was $3,689, $3,888 and $2,841 in 2024, 2023 and 2022. Operating income decreased as a percentage of sales to 16.3% in 2024 from 19.0% in 2023 and increased from 15.4% in 2022. Refer to the comments above for discussion of the primary drivers of the change.
MedSurg and Neurotechnology operating income as a percentage of net sales increased to 29.6% in 2024 from 28.5% in 2023. MedSurg and Neurotechnology operating income as a percentage of net sales increased to 28.5% in 2023 from 26.0% in 2022. Orthopaedics operating income as a percentage of net sales increased to 28.5% in 2024 from 27.2% in 2023. Orthopaedics operating income as a percentage of net sales increased to 27.2% in 2023 from 29.1% in 2022. The key components of the change were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics
2022	26.0%	29.1%
Sales pricing	70 bps	(30) bps
Volume	100 bps	80 bps
Manufacturing and supply chain costs	90 bps	(220) bps
Research, development and engineering expenses	50 bps	20 bps
Selling, general and administrative expenses	(60) bps	(40) bps
2023	28.5%	27.2%
Sales pricing	70 bps	0 bps
Volume	40 bps	70 bps
Manufacturing and supply chain costs	(40) bps	(20) bps
Research, development and engineering expenses	0 bps	10 bps
Selling, general and administrative expenses	40 bps	70 bps
2024	29.6%	28.5%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales in 2024 from 2023 was primarily driven by higher unit volumes, higher prices and a decrease in selling, general and administrative expenses as a percentage of sales partially offset by higher manufacturing and supply chain costs.
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales in 2023 from 2022 was primarily driven by higher unit volumes, higher prices and lower manufacturing and supply chain costs due to supply chain challenges impacting capital products in our MedSurg businesses in 2022 which improved in 2023 partially offset by higher selling, general and administrative expenses as a percentage of sales due to continued investments including sales growth incentives and a more normalized cadence of travel and meetings.
The increase in Orthopaedics operating income as a percentage of net sales for 2024 from 2023 was primarily driven by higher sales volumes and a decrease in selling, general and administrative expenses as a percentage of sales partially offset by higher manufacturing and supply chain costs.
The decrease in Orthopaedics operating income as a percentage of net sales for 2023 from 2022 was primarily driven by higher higher manufacturing and supply chain costs primarily due to increased inventory reserves partially offset by higher unit volumes.

Dollar amounts in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2024 FORM 10-K
Other Income (Expense), Net
Other income (expense), net was ($197), ($215) and ($158) in 2024, 2023 and 2022. The decrease in net expense in 2024 from 2023 was primarily due to higher interest income partially offset by lower interest expense in 2024. The increase in net expense in 2023 from 2022 was primarily due to the release of accrued interest of $50 in 2022 related to the effective settlement of the United States federal income tax audit for years 2014 through 2018. Refer to Note 11 to our Consolidated Financial Statements for further information and higher interest income in 2023.
Income Taxes
Our effective tax rate was 14.3%, 13.8% and 12.1% for 2024, 2023 and 2022. The effective income tax rate for 2024 decreased from 2023 due to the 2024 deferred tax benefit on the outside basis difference related to the anticipated sale of the Spinal Implants business partially offset by the 2023 tax effect related to transfers of intellectual property between tax jurisdictions. The effective income tax rate for 2023 increased from 2022 due to the 2022 effective settlement of the United States federal income tax audit for years 2014 through 2018 and the 2022 reversal of deferred income tax on undistributed earnings of foreign subsidiaries partially offset by the 2023 tax effect related to transfers of intellectual property between tax jurisdictions. Additionally, the effective income tax rates for 2024, 2023 and 2022 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items.
The Organisation for Economic Cooperation and Development (OECD), which represents a coalition of member countries, has put forth two proposed base erosion and profit shifting frameworks that revise the existing profit allocation and nexus rules (Pillar One) and ensure a minimal level of taxation (Pillar Two). On December 12, 2022 the European Union member states agreed to implement the Inclusive Framework’s global corporate minimum tax rate of 15%, and various countries within and outside the European Union have either enacted or proposed new tax laws implementing Pillar Two in 2024. The OECD continues to release additional guidance and we anticipate more countries will enact similar tax laws. Some of the new tax laws became effective in 2024 while others will be effective in future years. These tax law changes and any additional contemplated tax law changes could increase tax expense in future periods.
Net Earnings
Net earnings for 2024 increased to $2,993 or $7.76 per diluted share from $3,165 or $8.25 per diluted share in 2023 and $2,358 or $6.17 per diluted share in 2022. Refer to the comments above for discussion of the primary drivers of the change.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION	2024 FORM 10-K
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

Reconciliation of the Most Directly Comparable GAAP Financial Measure to Non-GAAP Financial Measure

2024	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$14,440	$7,685	$1,466	$3,689	$(197)	$499	$2,993	14.3%	$7.76
Acquisition and integration-related costs:
Inventory stepped-up to fair value	46	—	—	46	—	12	34	0.2	0.09
Other acquisition and integration-related (a)	—	(107)	(1)	108	—	23	85	0.2	0.22
Amortization of purchased intangible assets	—	—	—	623	—	128	495	1.0	1.28
Structural optimization and other special charges (b)	59	(77)	(2)	138	1	29	110	0.3	0.29
Goodwill and other impairments (c)	—	—	—	977	—	125	852	(0.6)	2.21
Medical device regulations (d)	9	—	(49)	58	—	14	44	0.1	0.11
Recall-related matters (e)	11	(29)	—	40	—	10	30	0.1	0.08
Regulatory and legal matters (f)	—	(36)	—	36	—	7	29	0.1	0.08
Tax matters (g)	—	—	—	—	—	(28)	28	(0.9)	0.07
Adjusted	$14,565	$7,436	$1,414	$5,715	$(196)	$819	$4,700	14.8%	$12.19

2023	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$13,058	$7,111	$1,388	$3,888	$(215)	$508	$3,165	13.8%	$8.25
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	—	(20)	—	20	—	(25)	45	(0.8)	0.12
Amortization of purchased intangible assets	—	—	—	635	—	132	503	1.2	1.31
Structural optimization and other special charges (b)	39	(130)	(1)	170	—	38	132	0.4	0.34
Goodwill and other impairments (c)	—	—	—	36	—	9	27	0.1	0.08
Medical device regulations (d)	2	—	(94)	96	—	22	74	0.2	0.19
Recall-related matters (e)	—	(18)	—	18	—	4	14	—	0.04
Regulatory and legal matters (f)	—	(92)	—	92	—	29	63	0.4	0.16
Tax matters (g)	—	—	—	—	(8)	(51)	43	(1.2)	0.11
Adjusted	$13,099	$6,851	$1,293	$4,955	$(223)	$666	$4,066	14.1%	$10.60

2022	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$11,578	$6,386	$1,454	$2,841	$(158)	$325	$2,358	12.1%	$6.17
Acquisition and integration-related costs:
Inventory stepped-up to fair value	12	—	—	12	—	3	9	—	0.02
Other acquisition and integration-related (a)	—	(138)	—	138	—	34	104	0.6	0.27
Amortization of purchased intangible assets	—	—	—	627	—	132	495	1.7	1.30
Structural optimization and other special charges (b)	56	(152)	(87)	295	—	61	234	0.8	0.61
Goodwill and other impairments (c)	—	—	—	270	—	5	265	(1.2)	0.70
Medical device regulations (d)	3	—	(137)	140	—	25	115	0.2	0.30
Recall-related matters (e)	—	15	—	(15)	—	(3)	(12)	—	(0.03)
Regulatory and legal matters (f)	—	(76)	—	76	—	7	69	(0.2)	0.18
Tax matters (g)	—	—	—	—	(75)	(9)	(66)	0.1	(0.18)
Adjusted	$11,649	$6,035	$1,230	$4,384	$(233)	$580	$3,571	14.1%	$9.34
(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

Dollar amounts in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION	2024 FORM 10-K

	2024	2023	2022
Termination of sales relationships	$4	$5	$21
Employee retention and workforce reductions	22	6	33
Changes in the fair value of contingent consideration	8	(1)	(135)
Manufacturing integration costs	3	2	32
Stock compensation payments upon a change in control	22	—	132
Other integration-related activities	49	8	55
Adjustments to Operating Income	$108	$20	$138
Charges for acquisition-related tax provisions	—	—	—
Other income taxes related to acquisition and integration-related costs	23	(25)	34
Adjustments to Income Taxes	$23	$(25)	$34
Adjustments to Net Earnings	$85	$45	$104

(b) Structural optimization and other special charges represent the costs associated with:

	2024	2023	2022
Employee retention and workforce reductions	$23	$69	$74
Closure/transfer of manufacturing and other facilities	31	50	83
Product line exits	37	22	34
Termination of sales relationships	8	—	—
Other charges	39	29	104
Adjustments to Operating Income	$138	$170	$295
Adjustments to Other Income (Expense), Net	$1	$—	$—
Adjustments to Income Taxes	$29	$38	$61
Adjustments to Net Earnings	$110	$132	$234

(c) Goodwill and other impairments represent the costs associated with:

	2024	2023	2022
Goodwill impairments	$456	$—	$216
Certain long-lived and intangible asset write-offs and impairments	466	26	8
Product line exits (e.g., long-lived asset and specifically-identified intangible asset write-offs)	55	10	46
Adjustments to Operating Income	$977	$36	$270
Adjustments to Income Taxes	$125	$9	$5
Adjustments to Net Earnings	$852	$27	$265

(d) Charges represent the costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union.
(e) Charges represent changes in our best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within a range is not known, to resolve certain recall-related matters.
(f) Charges represent changes in our best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within a range is not known, to resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
(g) Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	2024	2023	2022
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(185)	$(89)	$(182)
Certain tax audit settlements	(1)	24	162
Reversal of deferred income tax on undistributed earnings of foreign subsidiaries	—	—	71
Deferred tax benefit on outside basis related to the anticipated sale of the Spinal Implants business	170	—	—
Other significant and discrete tax items	(12)	14	(60)
Adjustments to Income Taxes	$(28)	$(51)	$(9)
Benefits for certain tax audit settlements	—	(9)	(45)
Other tax related adjustments	—	1	(30)
Adjustments to Other Income (Expense), Net	$—	$(8)	$(75)
Adjustments to Net Earnings	$28	$43	$(66)

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by (used in):	2024	2023	2022
Operating activities	$4,242	$3,711	$2,624
Investing activities	(3,000)	(962)	(2,924)
Financing activities	(525)	(1,594)	(749)
Effect of exchange rate changes	(36)	(28)	(51)
Change in cash and cash equivalents	$681	$1,127	$(1,100)
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
Operating Activities
Cash provided by operating activities was $4,242, $3,711 and $2,624 in 2024, 2023 and 2022. The increase in 2024 was primarily due to higher cash earnings partially offset by changes in working capital. The increase in 2023 from 2022 was primarily due to higher net earnings and increased collections on accounts receivable.

Dollar amounts in millions except per share amounts or as otherwise specified.	20

STRYKER CORPORATION	2024 FORM 10-K
Investing Activities
Cash used in investing activities was $3,000, $962 and $2,924 in 2024, 2023 and 2022. Cash used in 2024 included cash paid for various acquisitions and purchases of short-term investments partially offset by proceeds from the settlement of certain foreign currency forward contracts designated as net investment hedges. The decrease in cash used in 2023 was primarily due to lower amounts paid for acquisitions. Our 2023 acquisitions included Cerus and in 2022 we acquired Vocera.
Financing Activities
Cash used in financing activities was $525, $1,594 and $749 in 2024, 2023 and 2022. Cash used in 2024 was primarily driven by dividend payments of $1,219 and repayments of $2,039 to pay off maturing senior unsecured notes. These repayments were offset by net proceeds of $3,011 from the issuance of senior unsecured notes as described in Note 10 to our Consolidated Financial statements. In 2023 we received proceeds of 1,241 from issuance of long-term debt and made payments of $2,058 on long-term debt and dividend payments of $1,139. In 2022 we made payments of $653 on long-term debt and dividend payments of $1,051. There were no share repurchases in 2024, 2023 or 2022.
We maintain debt levels that we consider appropriate after evaluating a number of factors including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and overall cost of capital. Refer to Note 10 to our Consolidated Financial Statements for further information.

	2024	2023	2022
Dividends paid per common share	$3.20	$3.00	$2.78
Total dividends paid to common shareholders	$1,219	$1,139	$1,051
Liquidity
Cash, cash equivalents and marketable securities were $3,743 and $3,053, and our current assets exceeded current liabilities by $7,231 and $4,597 on December 31, 2024 and 2023. In addition, we have $750 of short-term investments which mature in the first quarter of 2025. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines. We also have a revolving credit agreement maturing in October 2026 with an aggregate principal amount of $2,250.
We raised funds in the capital markets in the past and may continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 20% and 25% on December 31, 2024 and 2023.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
In 2024 we recorded charges for various legal matters as further described in Note 7 to our Consolidated Financial Statements. Recorded reserves represent the best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known. The final outcome of these matters is dependent on many variables that are difficult to predict. The ultimate cost to entirely resolve these matters may be materially different from the amount of the current estimates and could have a material adverse effect on our financial position, results of operations and cash flows. We are not able to reasonably estimate the future periods in which payments will be made.
As further described in Note 11 to our Consolidated Financial Statements, on December 31, 2024 we had a reserve for uncertain income tax positions of $349. Due to uncertainties regarding the ultimate resolution of income tax audits, we are not able to reasonably estimate the future periods in which any income tax payments to settle these uncertain income tax positions will be made.
As further described in Note 12 to our Consolidated Financial Statements, on December 31, 2024 our defined benefit pension plans were underfunded by $290, of which approximately $291 related to plans outside the United States. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset performance, changes in interest rates and potential changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the amounts that may be required to fund defined benefit pension plans.

Contractual Obligations	Total	2025	2026-2027	2028-2029	After 2029
Debt repayments	$13,702	$1,410	$1,779	$3,404	$7,109
Interest payments	3,809	420	730	593	2,066
Unconditional purchase obligations	2,855	2,610	200	30	15
Minimum lease payments	550	156	217	104	73
United States Tax Cuts and Jobs Act Transition Tax	196	196	—	—	—
Other	75	9	24	21	21
Total	$21,187	$4,801	$2,950	$4,152	$9,284
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

Dollar amounts in millions except per share amounts or as otherwise specified.	21

STRYKER CORPORATION	2024 FORM 10-K
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
During 2022 we recognized a goodwill impairment charge of $216 for the Spine reporting unit. Due to the impairment charge in 2022, we performed a quantitative impairment test for our Spine reporting unit at October 31, 2023 and determined that its fair value exceeded its carrying amount and no additional impairment charges were recorded.
The Spine business’s operating results continue to be affected by inflationary pressures and the competitive environment. These

Dollar amounts in millions except per share amounts or as otherwise specified.	22

STRYKER CORPORATION	2024 FORM 10-K
inputs were included in the updated projections used in our annual long-range financial plan, which was approved during the third quarter 2024. Additionally, it was considered likely that we would reorganize our Spine reporting unit during the fourth quarter 2024 to separate the spine enabling technologies portfolio (Enabling Technologies) from the spinal implant portfolio (Spinal Implants). While changes in reporting units are accounted for on a prospective basis, they may be an indicator that goodwill of a reporting unit is potentially impaired. As a result of these factors, we performed a quantitative impairment test of the Spine reporting unit at September 30, 2024. The outcome of the impairment test was that the fair value of the Spine reporting unit exceeded its carrying amount by 9% and we did not record any impairment charges in the third quarter 2024.
Due to the minimal passing margin of the quantitative impairment test performed at September 30, 2024 and an increase in the discount rate impacting the Spine reporting unit’s weighted average cost of capital used to discount the estimated future cash flows, we performed a quantitative impairment test for our Spine reporting unit at October 31, 2024.
As the impairment test indicated that goodwill was impaired, we evaluated the recoverability of the underlying asset groups prior to performing a quantitative goodwill impairment test for our Spine reporting unit at October 31, 2024. There were no indicators of impairment of the long-lived assets of the Enabling Technologies asset group; however, we determined that further evaluation of the Spinal Implants asset group was necessary. A recoverability test was performed by comparing the undiscounted cash flows of the Spinal Implants asset group to its carrying amount. Significant inputs to the analysis included assumptions for future revenue growth, operating margin, remaining useful life of the primary asset and the salvage value of the net assets. As a result, we determined that the undiscounted cash flows of the Spinal Implants asset group exceeded its net carrying amount by over 80% and further testing of long-lived assets was not necessary.
As we determined that there was no impairment of long-lived assets in the Spine reporting unit, we completed the quantitative goodwill impairment test and concluded that our Spine reporting unit's carrying amount was in excess of its estimated fair value and recognized a goodwill impairment charge of $273. The impairment charge for the Spine reporting unit was driven by a decrease in future product demand due to the competitive environment and an increase in the Spine reporting unit’s weighted average cost of capital.
In our quantitative goodwill impairment tests performed at September 30 and October 31, the fair value of our Spine reporting unit was determined using a discounted cash flow analysis, which is a form of the income approach. Significant inputs to the analysis included assumptions for future revenue growth, operating margin and the rate used to discount the estimated future cash flows to their present value based on the reporting unit’s estimated weighted average cost of capital. Our assumptions for revenue growth and operating margin considered several operating factors, including surgery volumes, increased costs and our competitive environment. We believe our estimates are appropriate based upon current and future market conditions and the best information available at the impairment assessment date.
Historical goodwill impairment assessments for our other reporting units have indicated that their implied fair values exceed their respective carrying amounts by at least 100%. We did not identify any factors in 2024 or 2023 that would lead us to believe that those reporting units are at risk of a goodwill impairment. Accordingly, we performed qualitative assessments and concluded it was more likely than not that the fair values of those reporting units exceeded their respective carrying amounts. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount rates and cash flow projections, could result in significantly different estimates of fair value. A significant reduction in estimated fair values could result in impairment charges that could materially affect our results of operations.
During the fourth quarter 2024 management committed to a plan to sell certain assets associated with the Spinal Implants business (disposal group) and such assets were classified as held for sale beginning November 2024. We tested the net carrying amounts of other assets, such as working capital accounts, and determined that there was no impairment as the fair values of these assets approximated their carrying values.
Goodwill was allocated to the disposal group and the retained portion of the Spine reporting unit based on the relative fair values. Goodwill allocated to the disposal group was tested for impairment which resulted in an impairment charge of $183. The fair value of the disposal group was measured based upon unobservable amounts, such as the estimated selling price derived from Company-specific information and market conditions. We believe our estimates are appropriate based upon current and future market conditions and the best information available at the impairment assessment date. As of December 31, 2024, there is no goodwill remaining attributable to the Spinal Implants disposal group.
Finally we compared the carrying amount of the disposal group to the fair value less cost to sell. As a result, we recognized an estimated loss of $362 to record the disposal group at its fair value less cost to sell within goodwill and other impairments in our Consolidated Statements of Earnings. The fair value of the disposal group was measured using a discounted cash flow analysis based upon unobservable inputs, such as estimated selling price derived from Company-specific information, market conditions and the rate used to discount the estimated future cash flows to their present value based on factors including the disposal group’s cost of equity and market yield rates, which are Level 3 inputs. Future changes in the judgments, assumptions and estimates that are used in our fair value estimate, including discount rates and cash flow projections, could result in a significantly different estimate of fair value. In January 2025 we entered into a definitive agreement to sell the Spinal Implants disposal group as further discussed in Note 17. The terms of the definitive agreement were materially the same as those considered as inputs to the valuation of the disposal group at December 31, 2024. A change in the amount or timing of consideration received could increase the fair value by up to $84 or decrease the fair value by up to $218. Refer to Notes 16 and 17 to the Consolidated Financial Statements for additional information on the assets classified as held for sale and the definitive agreement announced to sell certain assets within our Spinal Implants business.
During the fourth quarter 2024 subsequent to the October 31 impairment test, we combined the remainder of the Spine reporting unit representing the Enabling Technologies portfolio into our Joint Replacement reporting unit to align to certain updates to our internal reporting structure. As a result, the goodwill of approximately $580 remaining after allocation to the disposal group was reassigned to the Joint Replacement reporting unit.

Dollar amounts in millions except per share amounts or as otherwise specified.	23

STRYKER CORPORATION	2024 FORM 10-K
Legal and Other Contingencies
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters that are more fully described in Note 7 to our Consolidated Financial Statements. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory and equitable relief, that could result in the payment of significant claims and settlements and/or the imposition of injunctions or other equitable relief. For legal matters for which management had sufficient information to reasonably estimate our future obligations, a liability representing management's best estimate of the probable loss, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. If actual outcomes are less favorable than those projected by management, additional expense may be incurred, which could unfavorably affect future operating results. We are currently self-insured for certain claims and expenses. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 to our Consolidated Financial Statements for further information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We sell our products globally and, as a result, our operations and financial results could be significantly affected by market risk exposure from exchange rate risk. Our operating results are primarily exposed to changes in exchange rates among the United States Dollar, Australian Dollar, British Pound, Canadian Dollar, Euro and Japanese Yen. We develop and manufacture products in the United States, Canada, China, Costa Rica, France, Germany, India, Ireland, Israel, Mexico, Poland, Switzerland, Turkey and the United Kingdom and incur costs in the applicable local currencies. This global deployment of facilities serves to partially mitigate the impact of currency exchange rate changes on our cost of sales. Refer to Notes 1, 4 and 5 to our Consolidated Financial Statements for information regarding our use of derivative instruments to mitigate these risks. A hypothetical 10% change in foreign currencies relative to the United States Dollar would change the December 31, 2024 fair value of these instruments by approximately $489.

Dollar amounts in millions except per share amounts or as otherwise specified.	24

STRYKER CORPORATION	2024 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stryker Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2025 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As described in Note 11 to the consolidated financial statements, the Company operates in multiple jurisdictions with complex tax policy and regulatory environments and establishes reserves for uncertain tax positions in accordance with the accounting guidance governing uncertainty in income taxes. Assessing tax positions involves judgment including interpreting tax laws of multiple jurisdictions and assumptions relevant to the measurement of an unrecognized tax benefit, including the estimated amount of tax liability that may be incurred should the tax position not be sustained upon inspection by a tax authority. These judgments and assumptions can significantly affect the reserve for uncertain tax positions. At December 31, 2024, the Company had accrued liabilities of $349 million relating to uncertain tax positions.

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
Grand Rapids, Michigan
February 12, 2025

25

STRYKER CORPORATION	2024 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	2024	2023	2022
Net sales	$22,595	$20,498	$18,449
Cost of sales	8,155	7,440	6,871
Gross profit	$14,440	$13,058	$11,578
Research, development and engineering expenses	1,466	1,388	1,454
Selling, general and administrative expenses	7,685	7,111	6,386
Amortization of intangible assets	623	635	627
Goodwill and other impairments	977	36	270
Total operating expenses	$10,751	$9,170	$8,737
Operating income	$3,689	$3,888	$2,841
Other income (expense), net	(197)	(215)	(158)
Earnings before income taxes	$3,492	$3,673	$2,683
Income taxes	499	508	325
Net earnings	$2,993	$3,165	$2,358

Net earnings per share of common stock:
Basic	$7.86	$8.34	$6.23
Diluted	$7.76	$8.25	$6.17

Weighted-average shares outstanding (in millions):
Basic	381.0	379.6	378.2
Effect of dilutive employee stock compensation	4.6	4.1	4.0
Diluted	385.6	383.7	382.2
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were 4.3 in 2022 and de minimis in all other periods.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2024	2023	2022
Net earnings	$2,993	$3,165	$2,358
Other comprehensive income (loss), net of tax
Marketable securities	—	1	(1)
Pension plans	32	(59)	186
Unrealized gains (losses) on designated hedges	(8)	(13)	12
Financial statement translation	99	(124)	113
Total other comprehensive income (loss), net of tax	$123	$(195)	$310
Comprehensive income	$3,116	$2,970	$2,668
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	26

STRYKER CORPORATION	2024 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	2024	2023
Assets
Current assets
Cash and cash equivalents	$3,652	$2,971
Short-term investments	750	—
Marketable securities	91	82
Accounts receivable, less allowance of $213 ($182 in 2023)	3,987	3,765
Inventories:
Materials and supplies	1,147	1,242
Work in process	336	330
Finished goods	3,291	3,271
Total inventories	$4,774	$4,843
Prepaid expenses and other current assets	1,593	857
Total current assets	$14,847	$12,518
Property, plant and equipment:
Land, buildings and improvements	1,627	1,692
Machinery and equipment	5,056	4,652
Total property, plant and equipment	6,683	6,344
Less allowance for depreciation	3,235	3,129
Property, plant and equipment, net	$3,448	$3,215
Goodwill	15,855	15,243
Other intangibles, net	4,395	4,593
Noncurrent deferred income tax assets	1,742	1,670
Other noncurrent assets	2,684	2,673
Total assets	$42,971	$39,912

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,679	$1,517
Accrued compensation	1,403	1,478
Income taxes	539	391
Dividend payable	320	304
Accrued expenses and other liabilities	2,266	2,137
Current maturities of debt	1,409	2,094
Total current liabilities	$7,616	$7,921
Long-term debt, excluding current maturities	12,188	10,901
Income taxes	349	567
Other noncurrent liabilities	2,184	1,930
Total liabilities	$22,337	$21,319
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,361	2,200
Retained earnings	18,528	16,771
Accumulated other comprehensive loss	(293)	(416)
Total shareholders' equity	$20,634	$18,593
Total liabilities & shareholders' equity	$42,971	$39,912
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	27

STRYKER CORPORATION	2024 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Beginning	380.1	$38	378.7	$38	377.5	$38
Issuance of common stock under stock compensation and benefit plans	1.3	—	1.4	—	1.2	—
Ending	381.4	$38	380.1	$38	378.7	$38
Additional paid-in capital
Beginning		$2,200		$2,034		$1,890
Issuance of common stock under stock compensation and benefit plans		(68)		(39)		(24)
Share-based compensation		229		205		168
Ending		$2,361		$2,200		$2,034
Retained earnings
Beginning		$16,771		$14,765		$13,480
Net earnings		2,993		3,165		2,358
Cash dividends declared		(1,236)		(1,159)		(1,073)
Ending		$18,528		$16,771		$14,765
Accumulated other comprehensive (loss) income
Beginning		$(416)		$(221)		$(531)
Other comprehensive income (loss)		123		(195)		310
Ending		$(293)		$(416)		$(221)
Total shareholders' equity		$20,634		$18,593		$16,616
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	28

STRYKER CORPORATION	2024 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2024	2023	2022
Operating activities
Net earnings	$2,993	$3,165	$2,358
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	427	393	371
Amortization of intangible assets	623	635	627
Goodwill and other impairments	977	36	270
Share-based compensation	229	205	168
Sale of inventory stepped up to fair value at acquisition	46	—	12
Deferred income tax (benefit) expense	(370)	(206)	58
Changes in operating assets and liabilities:
Accounts receivable	(321)	(175)	(579)
Inventories	(206)	(797)	(762)
Accounts payable	192	77	290
Accrued expenses and other liabilities	74	516	156
Income taxes	(116)	(4)	(238)
Other, net	(306)	(134)	(107)
Net cash provided by operating activities	$4,242	$3,711	$2,624
Investing activities
Acquisitions, net of cash acquired	(1,628)	(390)	(2,563)
Purchase of short-term investments	(750)	—	—
Purchases of marketable securities	(58)	(52)	(52)
Proceeds from sales of marketable securities	49	54	43
Purchases of property, plant and equipment	(755)	(575)	(588)
Proceeds from settlement of net investment hedges	99	—	197
Other investing, net	43	1	39
Net cash used in investing activities	$(3,000)	$(962)	$(2,924)
Financing activities
Proceeds (payments) on short-term borrowings, net	(32)	540	(375)
Proceeds from issuance of long-term debt	3,011	1,241	1,500
Payments on long-term debt	(2,039)	(2,058)	(653)
Payments of dividends	(1,219)	(1,139)	(1,051)
Cash paid for taxes from withheld shares	(195)	(155)	(122)
Other financing, net	(51)	(23)	(48)
Net cash provided by (used in) financing activities	$(525)	$(1,594)	$(749)
Effect of exchange rate changes on cash and cash equivalents	(36)	(28)	(51)
Change in cash and cash equivalents	$681	$1,127	$(1,100)
Cash and cash equivalents at beginning of year	2,971	1,844	2,944
Cash and cash equivalents at end of year	$3,652	$2,971	$1,844

Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$989	$693	$505
Cash paid for interest on debt	$396	$356	$324

See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	29

STRYKER CORPORATION	2024 FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Stryker (the "Company," "we," "us," or "our") is a global leader in medical technologies and, together with our customers, we are driven to make healthcare better. We offer innovative products and services in MedSurg, Neurotechnology and Orthopaedics that help improve patient and healthcare outcomes. Our products include surgical equipment and surgical navigation systems; endoscopic and communications systems; patient handling, emergency medical equipment and intensive care disposable products; clinical communication and artificial intelligence-assisted virtual care platform technology; neurosurgical and neurovascular devices; implants used in joint replacement and trauma surgeries; Mako Robotic-Arm Assisted technology; spinal devices; as well as other products used in a variety of medical specialties.
During the fourth quarter 2024 we changed the name of our “Orthopaedics and Spine” operating segment to “Orthopaedics.”
Basis of Presentation and Consolidation: The Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. We have no material interests in variable interest entities. Certain prior year amounts have been reclassified to conform with current year presentation in our Consolidated Financial Statements.
Our reportable segments and related disclosures reflect certain reclassifications of prior year amounts from our Orthopaedics segment to our MedSurg and Neurotechnology segment due to changes in our internal reporting structure.
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
Cost of Sales: Cost of sales include direct materials and supplies consumed in the manufacture of product, as well as manufacturing labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product. Cost of sales also includes the cost to distribute products to customers, inbound freight costs, warehousing costs and other shipping and handling activity.
Research, Development and Engineering Expenses: Research, development and engineering costs are charged to expense as incurred and include research, development and engineering activities relating to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of customers and patients. Costs primarily include salaries, wages, consulting and depreciation and maintenance of research facilities and equipment.
Selling, General and Administrative Expenses: Costs include selling expenses, marketing expenses, administrative and other indirect overhead costs, amortization of loaner instrumentation, depreciation and amortization expense of non-manufacturing assets and other miscellaneous operating items.
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
Short-term Investments: Short-term investments that have a maturity greater than three months and less than a year from the date of purchase primarily include time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in United States Dollars and are stated at cost plus accrued interest, which approximates fair value. We expect to hold all of our short-term investments to maturity.
Marketable Securities: Marketable securities include marketable debt securities and mutual funds. Mutual funds are acquired to offset changes in certain liabilities related to deferred compensation arrangements and are expected to be used to settle these liabilities and are recognized in other noncurrent assets. Pursuant to our investment policy, all individual marketable security investments must have a minimum credit quality of single A (Standard & Poor’s and Fitch) and A2 (Moody’s Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum average credit quality of double A (Standard & Poor’s and Fitch) or Aa (Moody’s Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable security investment portfolio. Our marketable securities are classified as available-for-sale and trading securities. Investments in trading securities represent participant-directed investments of deferred employee compensation.

Dollar amounts in millions except per share amounts or as otherwise specified.	30

STRYKER CORPORATION	2024 FORM 10-K
Accounts Receivable: Accounts receivable include trade and other miscellaneous receivables. An allowance is maintained for doubtful accounts for estimated losses in the collection of accounts receivable. Estimates are made regarding the ability of customers to make required payments based on historical credit experience, current market conditions and expected credit losses. Accounts receivable are written off when all reasonable collection efforts are exhausted.
Inventories: Inventories are stated at the lower of cost or net realizable value, with cost generally determined using the first-in, first-out (FIFO) cost method. For excess and obsolete inventory resulting from the potential inability to sell specific products at prices in excess of current carrying costs, reserves are maintained to reduce current carrying cost to net realizable value.
Financial Instruments: Our financial instruments include cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The carrying value of our financial instruments, with the exception of our senior unsecured notes, approximates fair value on December 31, 2024 and 2023. Refer to Notes 3 and 10 for further details.
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
Forward currency exchange contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. These nonfunctional currency exposures principally relate to forecasted intercompany sales and purchases of manufactured products and generally have maturities up to eighteen months. Changes in value of derivatives designated as cash flow hedges are recorded in AOCI on the Consolidated Balance Sheets until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified into earnings and is included in cost of goods sold. Cash flows associated with these hedges are included in cash provided by operating activities in the same category as the cash flows from the items being hedged.
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
From time to time, we designate forward starting interest rate derivative instruments as cash flow hedges to manage the exposure to interest rate volatility with regard to future issuance and refinancing of debt. Changes in value of derivatives designated as cash flow hedges are recorded in AOCI until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified into earnings and is included in interest expense within other income (expense), net.
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
The fair values of other identifiable intangible assets acquired in a business combination are primarily determined using the income

Dollar amounts in millions except per share amounts or as otherwise specified.	31

STRYKER CORPORATION	2024 FORM 10-K
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
Assets and Liabilities Held for Sale: We classify assets and liabilities or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
We initially measure a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the sale is completed. We assess the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.
Upon determining that a disposal group meets the criteria to be classified as held for sale, we cease depreciation and amortization of the assets and disclose the major classes of assets and liabilities of the disposal group in the Notes to the Consolidated Financial Statements. Refer to Note 16 for further information.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	32

STRYKER CORPORATION	2024 FORM 10-K
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
New Accounting Pronouncements Not Yet Adopted
In November 2024 the Financial Accounting Standards Board (FASB) issued ASU 2024-03 (Subtopic 220-40): Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures which requires disaggregation of certain expense captions into specified categories in disclosures within the Notes to the Consolidated Financial Statements. The new disclosure requirements are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating these new expanded disclosure requirements.
In December 2023 the FASB issued ASU 2023-09 (Topic 740): Income Taxes: Improvements to Income Tax Disclosures which expands the existing rules on income tax disclosures. This update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and disclose additional information about income taxes paid on an annual basis. The new disclosure requirements are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating these new expanded disclosure requirements.
Accounting Pronouncements Recently Adopted
On January 1, 2024 we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Refer to Note 14 for further information.
On January 1, 2023 we adopted ASU 2022-04, Liabilities - Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations. Refer to Note 7 for required disclosures.
NOTE 2 - REVENUE RECOGNITION
We disaggregate our net sales by business and geographic location for each of our segments as we believe it best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.
Products and services are primarily transferred to customers at a point in time, with some transfers of services taking place over time. In 2024 less than 10% of our sales were recognized as services transferred over time. Refer to Note 1 for further discussion on our revenue recognition policies.
In the fourth quarter 2024 we reorganized our Spine business to align with certain updates to our internal reporting structure. The spine enabling technologies portfolio (Enabling Technologies) was reclassified to Other Orthopaedics and Spine, the interventional spine portfolio was reclassified to Neuro Cranial and the remaining Spine business was renamed to Spinal Implants. In addition, we changed the name of our “Orthopaedics and Spine” operating segment to “Orthopaedics.” Neuro Cranial includes sales related to interventional spine of $413, $327 and $282 for 2024, 2023 and 2022. Other Orthopaedics includes sales related to Enabling Technologies of $152, $149 and $131 for 2024, 2023 and 2022. In the first quarter of 2024 a product line previously included in Instruments has been reclassified to Endoscopy to align with a change in our internal reporting structure. We have reflected these changes in all historical periods presented.

Segment Net Sales
MedSurg and Neurotechnology:	2024	2023	2022
Instruments	$2,834	$2,534	$2,245
Endoscopy	3,389	3,068	2,759
Medical	3,852	3,459	3,031
Neurovascular	1,307	1,226	1,200
Neuro Cranial	2,136	1,876	1,658
	$13,518	$12,163	$10,893
Orthopaedics:
Knees	$2,447	$2,273	$1,997
Hips	1,704	1,544	1,413
Trauma and Extremities	3,507	3,147	2,807
Spinal Implants	707	713	733
Other	712	658	606
	$9,077	$8,335	$7,556
Total	$22,595	$20,498	$18,449

United States Net Sales
MedSurg and Neurotechnology:	2024	2023	2022
Instruments	$2,267	$2,016	$1,776
Endoscopy	2,792	2,513	2,245
Medical	3,191	2,785	2,422
Neurovascular	506	483	446
Neuro Cranial	1,761	1,531	1,359
	$10,517	$9,328	$8,248
Orthopaedics:
Knees	$1,788	$1,676	$1,493
Hips	1,059	988	896
Trauma and Extremities	2,586	2,297	2,035
Spinal Implants	489	500	511
Other	504	468	455
	$6,426	$5,929	$5,390
Total	$16,943	$15,257	$13,638

International Net Sales
MedSurg and Neurotechnology:	2024	2023	2022
Instruments	$567	$518	$469
Endoscopy	597	555	514
Medical	661	674	609
Neurovascular	801	743	754
Neuro Cranial	375	345	299
	$3,001	$2,835	$2,645
Orthopaedics:
Knees	$659	$597	$504
Hips	645	556	517
Trauma and Extremities	921	850	772
Spinal Implants	218	213	222
Other	208	190	151
	$2,651	$2,406	$2,166
Total	$5,652	$5,241	$4,811

Dollar amounts in millions except per share amounts or as otherwise specified.	33

STRYKER CORPORATION	2024 FORM 10-K
MedSurg and Neurotechnology
MedSurg and Neurotechnology products include surgical equipment, patient and caregiver safety technologies (Instruments), endoscopic and communications systems (Endoscopy), and patient handling, emergency medical equipment, intensive care disposable products and clinical communication and artificial intelligence-assisted virtual care platform technology (Medical), minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke (Neurovascular), cranial, maxillofacial and chest wall devices as well as dural substitutes and sealants; a comprehensive line of products for traditional brain and open skull based surgical procedures; orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products (Neuro Cranial). Substantially all MedSurg and Neurotechnology sales are recognized when a purchase order has been received and control has transferred. For certain Endoscopy, Instruments and Medical services, we may recognize sales over time as we satisfy performance obligations that may include an obligation to complete installation, provide training and perform ongoing services, generally performed within one year.
Orthopaedics
Orthopaedics products primarily include implants used in total joint replacements, such as hip, knee and shoulder, and trauma and extremities surgeries, and cervical and thoracolumbar systems that include fixation, minimally invasive and interbody systems used in spinal injury, complex spine and degenerative therapies. Substantially all Orthopaedics sales are recognized when we have received a purchase order and appropriate notification the product has been used or implanted. Substantially all Spinal Implants sales are recognized when a purchase order has been received and control has transferred. For certain Orthopaedic products in the "other" category, we recognize sales at a point in time, as well as over time for performance obligations that may include an obligation to complete installation and provide training and ongoing services. Performance obligations are generally satisfied within one year.
Costs to Obtain or Fulfill a Contract
We typically do not incur costs to fulfill a contract before a product or service is provided to a customer due to the nature of our products and services. Our costs to obtain contracts are typically in the form of sales commissions paid to employees or third-party agents. Certain sales commissions paid to employees prior to recognition of sales are recorded as deferred contract costs. We expense sales commissions associated with obtaining a contract at the time of the sale or as incurred as the amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On December 31, 2024 and 2023 deferred contracts costs recorded in our Consolidated Balance Sheets were not significant.
Contract Assets and Liabilities
Our contract assets primarily relate to conditional rights to consideration for work completed but not billed at the reporting date. On December 31, 2024 and 2023 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. This occurs primarily when payment is received upfront for certain multi-period extended warranty service contracts. Our contract liabilities of $978 and $860 on
December 31, 2024 and 2023 are classified within accrued expenses and other liabilities and other noncurrent liabilities within our Consolidated Balance Sheets based on the timing of when we expect to complete our performance obligations. Changes in contract liabilities during the year were as follows:

2024
Beginning contract liabilities	$860
Revenue recognized from beginning of year contract liabilities	(553)
Net advance consideration received during the period	671
Ending contract liabilities	$978
Transfers and Servicing of Financial Assets
We sell certain customer lease agreements and the related leased assets to third-party financial institutions to accelerate our cash collection cycle. The lease receivables are sold without recourse and are derecognized from our Consolidated Balance Sheets at the time of sale. Under the terms of our arrangements, we collect lease payments on behalf of the financial institutions but maintain no other form of continuing involvement. Sales of these lease agreements are classified as operating activities in our Consolidated Statements of Cash Flows. Fees earned for our servicing activities are immaterial. Revenue related to customer lease agreements sold under these arrangements represented less than 3% of our total revenue for 2024, 2023 and 2022.
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
In 2024 we recorded $208 of contingent consideration related to various acquisitions described in Note 6.

Dollar amounts in millions except per share amounts or as otherwise specified.	34

STRYKER CORPORATION	2024 FORM 10-K
In 2023 we recorded $192 of contingent consideration related to the acquisition of Cerus described in Note 6.
There were no significant transfers into or out of any level of the fair value hierarchy in 2024.

Assets Measured at Fair Value
	2024	2023
Cash and cash equivalents	$3,652	$2,971
Short-term investments	750	—
Trading marketable securities	259	209
Level 1 - Assets	$4,661	$3,180
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$53	$43
United States agency debt securities	1	4
United States treasury debt securities	34	31
Certificates of deposit	3	4
Total available-for-sale marketable securities	$91	$82
Foreign currency exchange forward contracts	225	116
Level 2 - Assets	$316	$198
Total assets measured at fair value	$4,977	$3,378

Liabilities Measured at Fair Value
	2024	2023
Deferred compensation arrangements	$259	$209
Level 1 - Liabilities	$259	$209
Foreign currency exchange forward contracts	$77	$97
Level 2 - Liabilities	$77	$97
Contingent consideration:
Beginning	$289	$121
Additions	208	192
Change in estimate and foreign exchange	8	(2)
Settlements	(53)	(22)
Ending	$452	$289
Level 3 - Liabilities	$452	$289
Total liabilities measured at fair value	$788	$595

Fair Value of Available for Sale Securities by Maturity
	2024	2023
Due in one year or less	$47	$46
Due after one year through three years	$44	$36
On December 31, 2024 the aggregate difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest income on cash and cash equivalents, short-term investments and marketable securities income was $139, $75 and $25 in 2024, 2023 and 2022, which was recorded in other income (expense), net.
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
Foreign Currency Hedges

2024	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$1,588	$2,338	$5,164	$9,090
Maximum term in years				9.7
Fair value:
Other current assets	$43	$24	$119	$186
Other noncurrent assets	4	35	—	39
Other current liabilities	(29)	—	(41)	(70)
Other noncurrent liabilities	(3)	(4)	—	(7)
Total fair value	$15	$55	$78	$148
2023	Cash Flow	Net Investment	Non-Designated	Total
Gross notional amount	$1,650	$1,662	$4,315	$7,627
Maximum term in years				2.9
Fair value:
Other current assets	$24	$74	$16	$114
Other noncurrent assets	2	—	—	2
Other current liabilities	(16)	—	(36)	(52)
Other noncurrent liabilities	(2)	(43)	—	(45)
Total fair value	$8	$31	$(20)	$19
We had €2.3 billion and €1.5 billion at December 31, 2024 and 2023 in certain forward currency contracts designated as net investment hedges, for which the maximum term is 9.7 years, to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €5.0 billion and €4.9 billion at December 31, 2024 and 2023 of senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
In 2024 we settled certain foreign currency forward contracts designated as net investment hedges resulting in cash proceeds of $99. The amounts in AOCI related to settled net investment hedges will remain in AOCI until the hedged investment is either sold or substantially liquidated.
The total after-tax gain (loss) recognized in OCI related to designated net investment hedges was $325 in 2024.

Dollar amounts in millions except per share amounts or as otherwise specified.	35

STRYKER CORPORATION	2024 FORM 10-K

Currency Exchange Rate Gains (Losses) Recognized in Net Earnings
Derivative Instrument	Recognized in:	2024	2023	2022
Cash Flow	Cost of sales	$31	$39	$23
Net Investment	Other income (expense), net	35	34	39
Non-Designated	Other income (expense), net	40	25	30
	Total	$106	$98	$92
Pretax gains (losses) on derivatives designated as cash flow hedges of $14 and net investment hedges of $43 recorded in AOCI are expected to be reclassified to cost of sales and other income (expense), net in earnings within 12 months of December 31, 2024. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
Pretax gains of $4 recorded in AOCI related to interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to other income (expense), net in earnings within 12 months of December 31, 2024. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (AOCI)

	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
2022	$(1)	$31	$52	$(303)	$(221)
OCI	1	(67)	27	(157)	(196)
Income taxes	—	12	(5)	59	66
Reclassifications to:
Cost of sales	—	—	(39)	—	(39)
Other (income) expense, net	—	(5)	(5)	(34)	(44)
Income taxes	—	1	9	8	18
Net OCI	$1	$(59)	$(13)	$(124)	$(195)
2023	$—	$(28)	$39	$(427)	$(416)
OCI	—	43	26	236	305
Income taxes	—	(11)	(7)	(110)	(128)
Reclassifications to:
Cost of sales	—	—	(31)	—	(31)
Other (income) expense, net	—	—	(4)	(35)	(39)
Income taxes	—	—	8	8	16
Net OCI	$—	$32	$(8)	$99	$123
2024	$—	$4	$31	$(328)	$(293)
NOTE 6 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development strategies. Cash paid for acquisitions, net of cash acquired was $1,628 and $390 in 2024 and 2023.
In 2024 we completed various acquisitions for total consideration that includes $1,628 in upfront payments, net of cash acquired, and $400 contingent upon the achievement of certain commercial or clinical milestones. The combined acquisition-date fair values of the contingent milestone payments totaled $208. The acquired companies expand the product portfolios of our Instruments, Endoscopy, Medical and Neuro Cranial businesses within MedSurg and Neurotechnology and our Trauma and Extremities and Joint Replacement businesses within Orthopaedics. The purchase price allocation for our acquisitions are based on preliminary valuations, primarily related to developed technology and customer relationships. Goodwill attributable to the acquisitions reflects the strategic benefits of expanding our market presence, diversifying our product portfolio and advancing innovations. This goodwill is not deductible for tax purposes.
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
The purchase price allocations for the acquisitions completed in 2024 and Cerus are:

Purchase Price Allocation of Acquired Net Assets
	2024	2023
	Total	Cerus
Tangible assets acquired:
Accounts receivable	$46	$1
Inventory	112	2
Deferred income tax assets	28	4
Other assets	27	1
Debt	(42)	—
Deferred income tax liabilities	(205)	(60)
Other liabilities	(102)	(22)
Intangible assets:
Developed technologies	596	240
Customer relationships	214	—
Patents	6	—
Trademarks	2	—
Goodwill	1,154	315
Purchase price, net of cash acquired of $57 and $7	$1,836	$481
Weighted-average amortization period at acquisition (years):
Developed technologies	12	13
Customer relationships	14	—
Patents	12	—
Trademarks	5	—
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

Dollar amounts in millions except per share amounts or as otherwise specified.	36

STRYKER CORPORATION	2024 FORM 10-K
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
We have incurred, and expect to incur in the future, costs associated with the defense and settlement of claims and lawsuits. Based on the information that has been received related to the matters discussed above, we recorded charges of $17 in 2024 and our accrual for these matters was $202 at December 31, 2024, representing our best estimate of probable loss. The final outcomes of these matters are dependent on many factors that are difficult to predict. Accordingly the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.
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

	2024	2023
Right-of-use assets	$516	$494
Lease liabilities, current	$144	$143
Lease liabilities, noncurrent	$379	$356

Other information:
Weighted-average remaining lease term (years)	5.1	5.5
Weighted-average discount rate	3.87%	3.87%
Operating lease expense totaled $190, $172, and $149 in 2024, 2023 and 2022.
Future Obligations
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. In addition, we lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Refer to Note 10 for more information on the debt obligations.

	2025	2026	2027	2028	2029	Thereafter
Debt repayments	$1,410	$1,000	$779	$1,823	$1,581	$7,109
Purchase obligations	$2,610	$157	$43	$16	$14	$15
Minimum lease payments	$156	$126	$91	$61	$43	$73
Other Contractual Obligations and Commitments
We participate in a supplier financing program that enables our suppliers, at their sole discretion, to sell their Stryker receivables to a financial institution on a non-recourse basis in order to be paid earlier than our payment terms provide. Under this program, we agree to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. We or the banks may agree to terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the bank for invoices confirmed by us. Our outstanding balances of confirmed invoices in the programs were $71 and $51 in 2024 and 2023 and are included within Accounts payable of the consolidated balance sheets.

2024
Beginning confirmed obligations	$51
Additions	392
Settlements	(372)
Ending confirmed obligations	$71
NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS
In our annual impairment tests of goodwill as of October 31, 2024 and 2023 we performed a quantitative assessment of the Spine reporting unit using a discounted cash flow analysis to estimate the fair value. Significant inputs to the analysis included assumptions for future revenue growth and operating margin. The analysis also included a rate to discount the estimated future cash flow projections to their present value based on the reporting unit’s estimated weighted average cost of capital.
In 2024 the carrying value of the Spine reporting unit exceeded its fair value and a charge of $273 was recognized in goodwill and other impairments in the Consolidated Statements of Earnings. The impairment charge for the Spine reporting unit was driven by a decrease in future product demand due to the competitive environment and an increase in the Spine reporting unit’s weighted average cost of capital. Subsequent to the annual goodwill impairment test management committed to a plan to sell certain assets associated with the Spinal Implants business (disposal group). Goodwill was allocated to the disposal group based on the relative fair values of the disposal group and the portion of the Spine reporting unit that will be retained. Goodwill allocated to the disposal group was tested for impairment which resulted in an impairment charge of $183 recognized in goodwill and other impairments. Refer to Note 16 for additional information on the assets classified as held for sale. For our annual impairment test in 2023 we also elected to perform a quantitative assessment. As a result of that assessment we concluded that the goodwill of the Spine reporting unit was not impaired in 2023.

Dollar amounts in millions except per share amounts or as otherwise specified.	37

STRYKER CORPORATION	2024 FORM 10-K
For our other reporting units, we considered qualitative indicators of impairment as it was considered more likely than not that the fair values of those reporting units exceeded their respective carrying values. No impairment was identified for those reporting units in 2024 or 2023.
Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill, including discount and tax rates and future cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could materially affect our results of operations.
Goodwill of $117 previously reported within Orthopaedics was reclassified to MedSurg and Neurotechnology to reflect the reclassification of the interventional spine reporting unit from Orthopaedics to MedSurg and Neurotechnology to align with certain updates in our internal reporting structure. Goodwill recorded in the first three quarters of 2024 related to interventional spine is presented in the additions and adjustments line within MedSurg and Neurotechnology.

Changes in the Net Carrying Value of Goodwill by Segment
	MedSurg and Neurotechnology	Orthopaedics	Total
2022	$7,935	$6,945	$14,880
Additions and adjustments	301	—	301
Foreign exchange and other	34	28	62
2023	$8,270	$6,973	$15,243
Goodwill impairment	—	(456)	(456)
Additions and adjustments	852	300	1,152
Foreign exchange and other	86	(170)	(84)
2024	$9,208	$6,647	$15,855

Summary of Other Intangible Assets
	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Developed technologies
2024	$5,698	$2,931	$2,767
2023	5,769	2,815	2,954
Customer relationships
2024	$3,055	$1,636	$1,419
2023	2,907	1,504	1,403
Patents
2024	$153	$136	$17
2023	329	302	27
Trademarks
2024	$413	$256	$157
2023	427	246	181
In-process research and development
2024	$34	$—	$34
2023	21	—	21
Other
2024	$63	$62	$1
2023	96	89	7
Total
2024	$9,416	$5,021	$4,395
2023	9,549	4,956	4,593

Estimated Amortization Expense
2025	2026	2027	2028	2029
$605	$550	$528	$480	$465
NOTE 9 - CAPITAL STOCK
The aggregate number of shares of all classes of stock which we are authorized to issue is up to 1,000,500,000, divided into two classes consisting of 500,000 shares of $1 par value preferred stock and 1,000,000,000 shares of common stock with a par value of $0.10. No shares of preferred stock were outstanding on December 31, 2024.
We made no repurchases of shares in 2024. The manner, timing and amount of repurchases are determined by management based on an evaluation of market conditions, stock price and other factors and are subject to regulatory considerations. Purchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise. On December 31, 2024 the total dollar value of shares that could be purchased under our authorized repurchase program was $1,033.
Shares reserved for future compensation grants of our common stock were 18 million and 20 million on December 31, 2024 and 2023.
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

Option Value and Assumptions
	2024	2023	2022
Weighted-average fair value per share	$118.22	$83.59	$68.08
Assumptions:
Risk-free interest rate	4.3%	4.0%	1.8%
Expected dividend yield	1.1%	1.2%	1.0%
Expected stock price volatility	29.9%	29.0%	27.0%
Expected option life (years)	6.3	6.2	5.9
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

2024 Stock Option Activity
	Shares (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding January 1	11.5	$189.70
Granted	1.3	339.72
Exercised	(1.7)	134.86
Canceled or forfeited	(0.3)	274.74
Outstanding December 31	10.8	$214.87	5.3	$1,572.6
Exercisable December 31	6.6	$175.39	3.1	$1,223.3
Options expected to vest	3.9	$275.67	7.7	$331.8
The aggregate intrinsic value of options, which represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, exercised was $362, $318 and $218 in 2024, 2023 and 2022. Exercise prices for options outstanding ranged from $92.24 to $339.77 on December 31, 2024. On December 31, 2024 there was $159 of unrecognized compensation cost related to nonvested stock options granted under the long-term incentive plans. That cost is expected to be recognized as expense over the weighted-average period of approximately 1.5 years.

Dollar amounts in millions except per share amounts or as otherwise specified.	38

STRYKER CORPORATION	2024 FORM 10-K

Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) Activity
	Shares (in millions)		Weighted-Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Nonvested on January 1	0.7	0.2	$246.98	$250.17
Granted	0.3	0.1	332.64	305.99
Vested	(0.3)	(0.1)	244.18	233.95
Canceled or forfeited	—	—	276.23	233.95
Nonvested on December 31	0.7	0.2	$290.58	$287.51
On December 31, 2024 there was $90 of unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized as expense over the weighted-average period of approximately one year. The weighted-average grant date fair value per share of RSUs granted was $332.64 and $257.09 in 2024 and 2023. The fair value of RSUs and PSUs vested in 2024 was $81 and $23. On December 31, 2024 there was $23 of unrecognized compensation cost related to nonvested PSUs. That cost is expected to be recognized as expense over the weighted-average period of approximately one year.
Employee Stock Purchase Plans (ESPP)
Employees may participate in our ESPP provided they meet certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 95% of the closing stock price on the last trading day of a purchase period. We issued 173,708 and 190,524 shares under the ESPP in 2024 and 2023.
NOTE 10 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on December 31, 2024.
On December 31, 2024 there were no borrowings outstanding under our revolving credit facility or our commercial paper program which allows for maturities up to 397 days from the date of issuance. The maximum amount of our commercial paper that can be outstanding at any time is $2,250.
In May 2024 we repaid the outstanding $600 principal amount of the 3.375% senior unsecured notes due May 15, 2024. In September 2024 we issued $750 of 4.250% senior unsecured notes due September 11, 2029, €800 of 3.375% senior unsecured notes due September 11, 2032, $750 of 4.625% senior unsecured notes due September 11, 2034 and €600 of 3.625% senior unsecured notes due September 11, 2036. In November 2024 we repaid the outstanding €500 of floating rate senior notes and in December 2024 we repaid €850 of 0.250% senior unsecured notes. The following table summarizes our total debt at December 31:

Summary of Total Debt
Rate	Due	2024	2023
Senior unsecured notes:
3.375%	May 15, 2024	$—	$600
Various	November 16, 2024	—	554
0.250%	December 3, 2024	—	940
1.150%	June 15, 2025	649	648
3.375%	November 1, 2025	750	749
3.500%	March 15, 2026	998	997
2.125%	November 30, 2027	777	828
3.650%	March 7, 2028	598	598
4.850%	December 8, 2028	596	596
3.375%	December 11, 2028	621	661
0.750%	March 1, 2029	828	883
4.250%	September 11, 2029	743	—
1.950%	June 15, 2030	993	991
2.625%	November 30, 2030	669	713
1.000%	December 3, 2031	772	823
3.375%	September 11, 2032	824	—
4.625%	September 11, 2034	740	—
3.625%	September 11, 2036	613	—
4.100%	April 1, 2043	393	393
4.375%	May 15, 2044	396	396
4.625%	March 15, 2046	984	983
2.900%	June 15, 2050	643	642
Other		10	—
Total debt		$13,597	$12,995
Less current maturities		1,409	2,094
Total long-term debt		$12,188	$10,901

Unamortized debt issuance costs		$63	$50
Borrowing capacity on existing facilities		$2,160	$2,160
Fair value of senior unsecured notes		$12,780	$12,252
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings based on quoted active market prices and yields that took into account the underlying terms of the debt instruments. Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
Interest expense on outstanding debt and credit facilities, including required fees incurred, that were included in other income (expense), net, totaled $396, $356, and $337 in 2024, 2023 and 2022.
NOTE 11 - INCOME TAXES
Our effective tax rate was 14.3%, 13.8% and 12.1% for 2024, 2023 and 2022. The effective income tax rate for 2024 increased from 2023 due to the 2024 deferred tax benefit on the outside basis difference related to the anticipated sale of the Spinal Implants business partially offset by the 2023 tax effect related to transfers of intellectual property between tax jurisdictions. The effective income tax rate for 2023 increased from 2022 due to the 2022 effective settlement of the United States federal income tax audit for years 2014 through 2018 and the 2022 reversal of deferred income tax on undistributed earnings of foreign subsidiaries partially offset by the 2023 tax effect related to transfers of intellectual property between tax jurisdictions. Additionally, the effective income tax rates for 2024, 2023 and 2022 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items.

Dollar amounts in millions except per share amounts or as otherwise specified.	39

STRYKER CORPORATION	2024 FORM 10-K

Effective Income Tax Rate Reconciliation
	2024		2023	2022
United States federal statutory rate	21.0%		21.0%	21.0%
United States state and local income taxes, less federal deduction	1.1		1.1	2.0
Foreign income tax at rates other than 21%	(4.1)		(6.8)	(4.1)
Tax related to repatriation of foreign earnings	0.3		1.2	(2.4)
United States research and development credits	(1.4)		(1.2)	(1.5)
Intellectual property transfers	—		(3.3)	0.1
United States federal audit settlement	—		—	(6.1)
Goodwill impairment	2.8		—	1.7
Outside basis difference related to the anticipated sale of the Spinal Implants business	(4.9)		—	—
Other	(0.5)		1.8	1.4
Effective income tax rate	14.3%	0	13.8%	12.1%

Earnings Before Income Taxes
	2024	2023	2022
United States	$523	$701	$407
International	2,969	2,972	2,276
Total	$3,492	$3,673	$2,683

Components of Income Tax Expense (Benefit)
Current income tax expense (benefit):	2024	2023	2022
United States federal	$490	$236	$(76)
United States state and local	90	48	64
International	289	430	279
Total current income tax expense	$869	$714	$267
Deferred income tax expense (benefit):
United States federal	$(462)	$(212)	$(179)
United States state and local	(76)	(20)	(30)
International	168	26	267
Total deferred income tax expense (benefit)	$(370)	$(206)	$58
Total income tax expense	$499	$508	$325
Interest included in other income (expense), net was expense of $13 and $1 in 2024 and 2023 and income of $71 in 2022. The United States federal deferred income tax expense (benefit) includes the utilization of net operating loss carryforwards of $9, $189 and $56 in 2024, 2023 and 2022.

Deferred Income Tax Assets and Liabilities
Deferred income tax assets:	2024	2023
Inventories	$551	$521
Other accrued expenses	207	253
Depreciation and amortization	715	918
State income taxes	167	150
Share-based compensation	100	86
Research and development capitalization	408	295
International interest expense carryforwards	52	46
Net operating loss and credit carryforwards	410	385
Outside basis difference related to the anticipated sale of the Spinal Implants business	170	—
Other	310	235
Total deferred income tax assets	$3,090	$2,889
Less valuation allowances	(228)	(223)
Net deferred income tax assets	$2,862	$2,666
Deferred income tax liabilities:
Depreciation and amortization	$(1,141)	$(1,012)
Undistributed earnings	(61)	(47)
Total deferred income tax liabilities	$(1,202)	$(1,059)
Net deferred income tax assets	$1,660	$1,607
Reported as:
Noncurrent deferred income tax assets	$1,742	$1,670
Noncurrent liabilities—Other liabilities	(82)	(63)
Total	$1,660	$1,607
Accrued interest was $71 and $67 on December 31, 2024 and 2023 which was reported in accrued expenses and other liabilities and other noncurrent liabilities.
United States federal loss carryforwards of $335, with $70 of associated deferred tax asset and with $2 being subject to a valuation allowance, begin to expire in 2025. United States state loss carryforwards of $3,480, with $85 associated deferred tax asset and with $49 being subject to a valuation allowance, begin to expire in 2025. International loss carryforwards of $269, with $69 of associated deferred tax asset and with $63 being subject to a valuation allowance, begin to expire in 2026; however, some have no expiration. We also have tax credit carryforwards of $204 with $83 being subject to a full valuation allowance. The credits with a full valuation allowance begin to expire in 2025.
We recorded deferred income tax on undistributed earnings of foreign subsidiaries not determined to be indefinitely reinvested. In 2022 it was determined that, based on our revised capital plan, certain cash outside the United States would no longer need to be repatriated during the period previously contemplated. As a result deferred taxes of $71 that were recorded on the associated earnings were reversed. The amount of undistributed earnings of foreign subsidiaries determined to be indefinitely reinvested at December 31, 2024 was approximately $10 billion. Determination of the total amount of unrecognized deferred income tax on undistributed earnings of foreign subsidiaries is not practicable.

Uncertain Income Tax Positions
	2024	2023
Beginning uncertain tax positions	$371	$286
Increases related to current year income tax positions	18	102
Increases related to prior year income tax positions	—	10
Decreases related to prior year income tax positions	(4)	(33)
Settlements of income tax audits	(21)	(1)
Statute of limitations expirations and other	(3)	—
Foreign currency translation	(12)	7
Ending uncertain tax positions	$349	$371
Reported as:
Noncurrent liabilities—Income taxes	$349	$371
Our income tax expense would have been reduced by $224 and $248 in 2024 and 2023 had these uncertain income tax positions been favorably resolved. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next 12 months: expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including inventory transfer pricing, cost sharing, product royalty and foreign branch arrangements. We are not able to reasonably estimate the amount or the future periods in which changes in unrecognized tax benefits may be resolved. Interest incurred associated with uncertain tax positions is included in other income (expense), net.
In the normal course of business, income tax authorities in various income tax jurisdictions both within the United States and internationally conduct routine audits of our income tax returns filed in prior years. These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex income tax regulations regarding the allocation of income to the various income tax jurisdictions. Any income tax audit assessment or draft income tax audit assessment received at the conclusion of an audit is reviewed and evaluated for proper financial statement treatment. We have not received any audit assessments or draft assessments that have not been reviewed and evaluated.
Income tax expense in 2022 decreased $162 due to the effective settlement of the United States federal income tax audit for years 2014 through 2018. In addition 2022 other income (expense), net includes a benefit of $50 related to the release of accrued interest

Dollar amounts in millions except per share amounts or as otherwise specified.	40

STRYKER CORPORATION	2024 FORM 10-K
associated with this settlement. Income tax years are open from 2019 through the current year for the United States federal jurisdiction. Income tax years open for our other major jurisdictions range from 2010 through the current year.
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

	2024	2023	2022
Plan expense	$376	$327	$305
Expense funded with Stryker common stock	62	57	41
Stryker common stock held by plan:
Dollar amount	$781	$649	$522
Shares (in millions)	2.2	2.2	2.1
Value as a percentage of total plan assets	10%	10%	10%
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

Components of Net Periodic Pension Cost
Net periodic benefit cost:	2024	2023	2022
Service cost	$(39)	$(32)	$(56)
Interest cost	(21)	(23)	(10)
Expected return on plan assets	19	18	15
Amortization of prior service credit	1	1	1
Recognized actuarial gain (loss)	(1)	4	(9)
Net periodic benefit cost	$(41)	$(32)	$(59)
Changes in assets and benefit obligations recognized in OCI:
Net actuarial gain (loss)	$43	$(67)	$244
Recognized net actuarial (gain) loss	1	(4)	9
Prior service credit and transition amount	(1)	(1)	(1)
Total recognized in other comprehensive income (loss)	$43	$(72)	$252
Total recognized in net periodic benefit cost and OCI	$2	$(104)	$193
Weighted-average rates used to determine net periodic benefit cost:
Discount rate	2.8%	3.3%	1.1%
Expected return on plan assets	4.3%	4.2%	3.1%
Rate of compensation increase	3.0%	3.0%	2.6%
Weighted-average discount rate used to determine projected benefit obligations	2.9%	2.8%	3.3%
The actuarial gain (loss) for all pension plans was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.
Investment Strategy
The investment strategy for our defined benefit pension plans is to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.

	2024	2023
Fair value of plan assets	$492	$485
Benefit obligations	(782)	(826)
Funded status	$(290)	$(341)
Reported as:
Noncurrent assets—other assets	$48	$21
Current liabilities—accrued compensation	(3)	(3)
Noncurrent liabilities—other liabilities	(335)	(359)
Pre-tax amounts recognized in AOCI:
Unrecognized net actuarial gain (loss)	6	(39)
Unrecognized prior service credit	8	11
Total	$14	$(28)

Change in Benefit Obligations
	2024	2023
Beginning projected benefit obligations	$826	$673
Service cost	39	32
Interest cost	21	23
Foreign exchange impact	(52)	32
Employee contributions	7	7
Actuarial (gains) losses	(40)	79
Benefits paid	(19)	(20)
Ending projected benefit obligations	$782	$826
Ending accumulated benefit obligations	$748	$790

Change in Plan Assets
	2024	2023
Beginning fair value of plan assets	$485	$420
Actual return	22	29
Employer contributions	23	23
Employee contributions	7	7
Foreign exchange impact	(31)	22
Benefits paid	(14)	(16)
Ending fair value of plan assets	$492	$485

Allocation of Plan Assets
	2025 Target	2024 Actual	2023 Actual
Equity securities	24%	28%	28%
Debt securities	44	40	37
Other	32	32	35
Total	100%	100%	100%

Valuation of Plan Assets
2024	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17	$—	$—	$17
Equity securities	8	125	—	133
Debt securities	2	203	—	205
Other	4	76	57	137
Total	$31	$404	$57	$492

2023	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15	$—	$—	$15
Equity securities	20	130	—	150
Debt securities	2	185	—	187
Other	5	63	65	133
Total	$42	$378	$65	$485
Our Level 3 pension plan assets primarily include guaranteed investment contracts with insurance companies. The insurance contracts guarantee us principal repayment and a fixed rate of return. The $8 decrease in Level 3 pension plan assets is primarily driven by the change in the corresponding pension liability. We expect to contribute $21 to our defined benefit pension plans in 2025.

Estimated Future Benefit Payments
2025	2026	2027	2028	2029	2030-2034
$24	$23	$25	$26	$27	$171

Dollar amounts in millions except per share amounts or as otherwise specified.	41

STRYKER CORPORATION	2024 FORM 10-K
NOTE 13 - SUMMARY OF QUARTERLY DATA (UNAUDITED)

2024 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$5,243	$5,422	$5,494	$6,436
Gross profit	3,333	3,416	3,517	4,174
Earnings before income taxes	923	998	1,043	528
Net earnings	788	825	834	546
Net earnings per share of common stock:
Basic	$2.07	$2.17	$2.18	$1.43
Diluted	$2.05	$2.14	$2.16	$1.41
Dividends declared per share of common stock	$0.80	$0.80	$0.80	$0.84

2023 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$4,778	$4,996	$4,909	$5,815
Gross profit	3,016	3,181	3,158	3,703
Earnings before income taxes	679	899	869	1,226
Net earnings	592	738	692	1,143
Net earnings per share of common stock:
Basic	$1.56	$1.95	$1.82	$3.01
Diluted	$1.54	$1.93	$1.80	$2.98
Dividends declared per share of common stock	$0.75	$0.75	$0.75	$0.80
NOTE 14 - SEGMENT AND GEOGRAPHIC DATA
On January 1, 2024 we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands disclosure requirements to require entities to disclose significant segment expenses that are regularly provided to or easily computed from information regularly provided to the chief operating decision maker. We have updated our disclosures to include our significant segment expenses that are regularly provided to our chief operating decision maker (CODM).
We segregate our operations into two reportable business segments: (i) MedSurg and Neurotechnology and (ii) Orthopaedics which aligns to our internal reporting structure and how our CODM assesses the performance of and allocates resources. The CODM is the Chief Executive Officer. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using segment operating income. Our reportable segments and related disclosures reflect certain reclassifications of prior year amounts from our Orthopaedics segment to our MedSurg and Neurotechnology segment due to changes in our internal reporting structure.
The Corporate and Other category shown in the table below includes corporate and administration, corporate initiatives and share-based compensation, which includes compensation related to employee stock options, restricted stock units and performance stock unit grants and director stock options and restricted stock unit grants.

Segment Results	2024	2023	2022
MedSurg and Neurotechnology	$13,518	$12,163	$10,893
Orthopaedics	$9,077	8,335	7,556
Net sales	$22,595	$20,498	$18,449
MedSurg and Neurotechnology	$5,320	$4,876	$4,637
Orthopaedics	$2,400	2,254	1,920
Cost of sales	$7,720	$7,130	$6,557
MedSurg and Neurotechnology	$784	$702	$682
Orthopaedics	$540	508	477
Segment research, development and engineering expenses	$1,324	$1,210	$1,159
MedSurg and Neurotechnology	$3,203	$2,934	$2,564
Orthopaedics	$3,111	2,922	2,608
Segment selling, general and administrative expenses	$6,314	$5,856	$5,172
MedSurg and Neurotechnology	$208	$181	$178
Orthopaedics	433	386	350
Segment depreciation and amortization	$641	$567	$528
Corporate and Other	162	139	123
Amortization of intangible assets	623	635	627
Total depreciation and amortization	$1,426	$1,341	$1,278
MedSurg and Neurotechnology	$4,004	$3,470	$2,831
Orthopaedics	2,591	2,265	2,202
Segment operating income	$6,595	$5,735	$5,033
Items not allocated to segments:
Corporate and Other	$(880)	$(780)	$(649)
Inventory stepped up to fair value	(46)	—	—
Acquisition and integration-related charges	(108)	(20)	(138)
Amortization of intangible assets	(623)	(635)	(627)
Structural optimization and other special charges	(138)	(170)	(295)
Goodwill and other impairments	(977)	(36)	(270)
Medical device regulation	(58)	(96)	(140)
Recall-related matters	(40)	(18)	15
Regulatory and legal matters	(36)	(92)	(76)
Consolidated operating income	$3,689	$3,888	$2,841

Segment Assets and Capital Spending
Assets:	2024	2023
MedSurg and Neurotechnology	$23,115	$20,804
Orthopaedics	18,507	18,023
Total segment assets	$41,622	$38,827
Corporate and Other	1,349	1,085
Total assets	$42,971	$39,912
Purchases of property, plant and equipment:	2024	2023	2022
Orthopaedics	$230	$179	$173
MedSurg and Neurotechnology	276	183	175
Total segment purchases of property, plant and equipment	$506	$362	$348
Corporate and Other	249	213	240
Total purchases of property, plant and equipment	$755	$575	$588
We measure the financial results of our reportable segments using an internal performance measure that excludes acquisition and integration-related charges, structural optimization and other special charges, goodwill and other impairments, reserves for certain product recall matters and reserves for certain legal and regulatory matters. Identifiable assets are those assets used exclusively in the operations of each business segment or allocated when used jointly. Corporate assets are principally property, plant and equipment and noncurrent assets.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	42

STRYKER CORPORATION	2024 FORM 10-K

Geographic Information
	Net Sales			Net Property, Plant and Equipment
	2024	2023	2022	2024	2023
United States	$16,943	$15,257	$13,638	$1,997	$1,874
Europe, Middle East, Africa	2,897	2,618	2,348	1,260	1,151
Asia Pacific	2,020	1,946	1,885	75	77
Other countries	735	677	578	116	113
Total	$22,595	$20,498	$18,449	$3,448	$3,215
NOTE 15 - ASSET IMPAIRMENTS
During 2024, 2023 and 2022 we recorded impairment charges of $159, $36 and $54 to write off long-lived and intangible assets excluding long-lived assets held for sale which included charges related to certain product line exits.
NOTE 16 - ASSETS HELD FOR SALE
During the fourth quarter 2024 management committed to a plan to sell certain assets associated with the Spinal Implants business and such assets were classified as held for sale beginning November 2024. As a result we recognized an estimated loss of $362 to record the disposal group at its fair value less cost to sell within goodwill and other impairments in our Consolidated Statements of Earnings. The fair value of the disposal group was measured using a discounted cash flow analysis based upon unobservable inputs, such as estimated selling price derived from Company-specific information, market conditions and the rate used to discount the estimated future cash flows to their present value based on factors including the disposal group’s cost of equity and market yield rates, which are Level 3 inputs. Future changes in the judgments, assumptions and estimates that are used in our fair value estimate, including discount rates and cash flow projections, could result in a significantly different estimate of fair value. In January 2025 we entered into a definitive agreement to sell the Spinal Implants disposal group as further discussed in Note 17. The terms of the definitive agreement were materially the same as those considered as inputs to the valuation of the disposal group at December 31, 2024. A change in the amount or timing of consideration received could increase the fair value by up to $84 or decrease the fair value by up to $218.
A valuation allowance was recorded to reflect the estimated loss on the disposal group. The assets associated with the Spinal Implants disposal group are reported in our Orthopaedics segment. The assets and liabilities held for sale are classified within prepaid expenses and other current assets and accrued expenses and other liabilities in our Consolidated Balance Sheets and included the following as of December 31, 2024:

2024
Accounts receivable, net	$62
Total inventories	183
Prepaid expenses and other current assets	10
Property, plant and equipment, net	51
Other intangibles, net	326
Noncurrent deferred income tax assets	9
Other noncurrent assets	171
Valuation allowance	(362)
Total assets held for sale	$450

Accounts payable	$28
Accrued compensation	26
Accrued expenses and other liabilities	29
Other noncurrent liabilities	21
Total liabilities held for sale	$104
NOTE 17 - SUBSEQUENT EVENTS
In January 2025 we announced a definitive merger agreement to acquire all of the issued and outstanding shares of common stock of Inari Medical, Inc. (Inari). Pursuant to the agreement we commenced a tender offer to purchase all of the outstanding shares of common stock of Inari for $80 per share in cash, or an aggregate purchase price of approximately $4.9 billion. The boards of directors of both Stryker and Inari have unanimously approved the transaction. We expect the acquisition to close in the first quarter of 2025, subject to completion of the tender offer and other customary closing conditions. Inari’s product portfolio includes mechanical thrombectomy solutions for peripheral vascular diseases such as deep vein thrombosis and pulmonary embolism. Following closing, we plan to integrate Inari into our MedSurg and Neurotechnology segment.
In January 2025 we announced a definitive agreement to sell our United States Spinal Implants business to Viscogliosi Brothers, LLC. The definitive agreement includes a binding offer to sell our Spinal Implants business in France, subject to required consultations with employees and employee representatives. We expect the sale of the United States business to close in the first half of 2025, subject to customary closing conditions.
In February 2025 we issued $500 of 4.550% senior unsecured notes due February 10, 2027, $700 of 4.700% senior unsecured notes due February 10, 2028, $800 of 4.850% senior unsecured notes due February 10, 2030 and $1,000 of 5.200% senior unsecured notes due February 10, 2035. We intend to use the net proceeds from the notes due in 2030 and 2035, together with cash on hand or other immediately available funds, to consummate the Inari Tender Offer and to pay related fees and expenses. We intend to use the net proceeds from the notes due in 2027 and 2028 for general corporate purposes, which may include working capital, other acquisitions and repayment of indebtedness.

Dollar amounts in millions except per share amounts or as otherwise specified.	43

STRYKER CORPORATION	2024 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) (Exchange Act) as of December 31, 2024. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting during the fourth quarter of 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company's management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Stryker’s independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stryker Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Stryker Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stryker Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 12, 2025 expressed an unqualified opinion thereon.
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

Dollar amounts in millions except per share amounts or as otherwise specified.	44

STRYKER CORPORATION	2024 FORM 10-K
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

/s/    Ernst & Young LLP

Grand Rapids, Michigan
February 12, 2025

ITEM 9B.	OTHER INFORMATION.
Trading Plan Arrangements
Certain of our officers or directors have made elections to participate in and are participating in, our employee stock purchase plan and 401(k) plan and have made and may from time to time make elections to have shares withheld to cover withholding taxes due or pay the exercise price of stock options, restricted stock units and performance stock units which may constitute non-Rule 10b5–1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Disclosure Pursuant to Section 13(r) of the Exchange Act
Section 13(r) of the Exchange Act requires an issuer to disclose in its annual or quarterly reports whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to parties subject to sanctions administered by the Office of Foreign Assets Control (OFAC) within the United States Department of the Treasury, whether or not such activities are prohibited or sanctionable under United States law. On March 2, 2021 the United States government designated the Russian Federal Security Service (FSB) under additional sanctions authorities. On the same day, OFAC issued General License No. 1B (OFAC General License) which generally authorizes certain licensing, permitting, certification, notification and related transactions with the FSB as may be required pursuant to Russian encryption product import controls for the importation, distribution or use of certain information technology products and radio frequency technology products in the Russian Federation.
As required under Russian law and as permitted under the OFAC General License one of our subsidiaries in Russia periodically files notifications with or applies for import licenses and permits from the FSB on our behalf in connection with the importation of our products into Russia. These notification and licensing activities are free of charge and none of our gross revenue or net profits are attributable to such activities. We expect to continue to file notifications with and apply for import licenses and permits from the FSB to qualify our products for importation and distribution in the Russian Federation to the extent required under Russian law but only so long as such notification and licensing activities are authorized by the OFAC General License, any successor general license or other authorization issued by OFAC.
During the fourth quarter of 2024 we filed two notifications with the FSB as described above.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our executive officers appears under the caption "Information about our Executive Officers" in Part I, Item 1 of this report.
Information regarding our directors and certain corporate governance and other matters appearing under the captions "Proposal 1—Election of Directors," "Corporate Governance," and "Additional Information—Delinquent Section 16(a) Reports" in the 2025 proxy statement is incorporated herein by reference.
We have adopted Corporate Policy 6 (Trading in Securities by Company Personnel) and Insider Trading Guidelines (collectively, Insider Trading Policies) which govern the purchase, sale and/or other disposition of our securities by our directors, officers and employees, as well as by the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and New York Stock Exchange listing standards. Copies of the Insider Trading Policies are filed as Exhibits 19(i) and 19(ii) to this report.
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
Information regarding the compensation of our management appearing under the captions "Compensation Discussion and Analysis," "Compensation and Human Capital Committee Report," "Executive Compensation" and "Compensation of Directors" in the 2025 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the caption "Stock Ownership" in the 2025 proxy statement is incorporated herein by reference.
On December 31, 2024 we had an equity compensation plan under which options were granted at a price not less than fair market value at the date of grant and under which awards of restricted stock units (RSUs) and performance stock units (PSUs) were made. Options and RSUs were also awarded under a previous plan. Additional information regarding our equity compensation plans appears in Note 1 and Note 9 to our Consolidated Financial Statements. On December 31, 2024 we also had a stock performance incentive award program pursuant to which shares of our common stock were and may be issued to certain employees with respect to performance. The status of these plans, each of which were previously submitted to and approved by our shareholders, on December 31, 2024 is as follows:

Dollar amounts in millions except per share amounts or as otherwise specified.	45

STRYKER CORPORATION 2024 FORM 10-K

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
2008 Employee Stock Purchase Plan	N/A	N/A	3,603,619
2011 Long-Term Incentive Plan(1)	11,683,398	$214.87	18,075,592
2011 Performance Incentive Award Plan	N/A	N/A	247,764
Total			21,926,975
(1) The 2011 Long-Term Incentive Plan securities to be issued upon exercise include 671,627 RSUs and 179,868 PSUs. The weighted-average exercise prices does not take these awards into account.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption "Corporate Governance" and "Corporate Governance—Certain Relationships and Related Party Transactions" in the 2025 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information under the caption "Proposal 2—Ratification of Appointment of our Independent Registered Public Accounting Firm" in the 2025 proxy statement is incorporated herein by reference.

Dollar amounts in millions except per share amounts or as otherwise specified.	46

STRYKER CORPORATION	2024 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements
	The following Consolidated Financial Statements are set forth in Part II, Item 8 of this report.
	Report of Independent Registered Public Accounting Firm					25
	Consolidated Statements of Earnings for 2024, 2023 and 2022					26
	Consolidated Statements of Comprehensive Income for 2024, 2023 and 2022					26
	Consolidated Balance Sheets on 2024 and 2023					27
	Consolidated Statements of Shareholders’ Equity for 2024, 2023 and 2022					28
	Consolidated Statements of Cash Flows for 2024, 2023 and 2022					29
	Notes to Consolidated Financial Statements					30

(a) 2.	Financial Statement Schedules
	The Consolidated Financial Statement schedule of Stryker Corporation and its subsidiaries is:
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
			Additions	Deductions
	Description	Balance at Beginning of Period	Charged to Costs & Expenses	Uncollectible Amounts Written Off, Net of Recoveries	Effect of Changes in Foreign Currency Exchange Rates	Balance at End of Period
	DEDUCTED FROM ASSET ACCOUNTS
	Allowance for Doubtful Accounts:
	Year ended December 31, 2024	$182	$69	$36	$2	$213
	Year ended December 31, 2023	$154	$69	$40	$1	$182
	Year ended December 31, 2022	$167	$41	$52	$2	$154

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

(iii)
Agreement and Plan of Merger, dated January 6, 2025, by and between Stryker Corporation and Inari Medical, Inc. — Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 7, 2025 (Commission File No. 001-13149).

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

Dollar amounts in millions except per share amounts or as otherwise specified.	47

STRYKER CORPORATION	2024 FORM 10-K

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

(v)
Eleventh Supplemental Indenture (including the form of the 2026 note), dated March 10, 2016, between Stryker Corporation and U.S. Bank National Association.— Incorporated by reference to Exhibit 4.4 to the Company's Form 8-K dated March 10, 2016 (Commission File No. 000-09615).

(vi)
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

(viii)
Sixteenth Supplemental Indenture (including the form of the 2027 note), dated November 30, 2018, between Stryker Corporation and U.S. Bank National Association. — Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated November 30, 2018 (Commission File No. 000-09615).

(ix)
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

(xi)
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

(xiii)
Twenty-Third Supplemental Indenture (including the form of the 2030 note), dated June 4, 2020, between Stryker Corporation and U.S. Bank National Association — Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated June 4, 2020 (Commission File No. 001-13149).

(xiv)
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

(xvi)
Twenty-Seventh Supplemental Indenture (including the form of the 2028 note), dated December 11, 2023, between Stryker Corporation and U.S. Bank Trust Company, National Association, as trustee — Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated December 11, 2023 (Commission File No. 001-13149).

(xvii)
Twenty-Eighth Supplemental Indenture (including the form of 2032 note), dated September 11, 2024, between Stryker Corporation and U.S. Bank Trust Company, National Association, as trustee — Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated September 11, 2024 (Commission File No. 001-13149).

(xviii)
Twenty-Ninth Supplemental Indenture (including the form of 2036 note), dated September 11, 2024, between Stryker Corporation and U.S. Bank Trust Company, National Association, as trustee — Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated September 11, 2024 (Commission File No. 001-13149).

(xix)
Thirtieth Supplemental Indenture (including the form of 2029 note), dated September 11, 2024, between Stryker Corporation and U.S. Bank Trust Company, National Association, as trustee — Incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K dated September 11, 2024 (Commission File No. 001-13149).

(xx)
Thirty-First Supplemental Indenture (including the form of 2034 note), dated September 11, 2024, between Stryker Corporation and U.S. Bank Trust Company, National Association, as trustee — Incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K dated September 11, 2024 (Commission File No. 001-13149).

(xxi)
Thirty-Second Supplemental Indenture (including the form of 2027 note), dated February 10, 2025, between Stryker Corporation and U.S. Bank Trust Company, National Association, as trustee — Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated February 10, 2025 (Commission File No. 001-13149).

(xxii)
Thirty-Third Supplemental Indenture (including the form of 2028 note), dated February 10, 2025, between Stryker Corporation and U.S. Bank Trust Company, National Association, as trustee — Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated February 10, 2025 (Commission File No. 001-13149).

(xxiii)
Thirty-Fourth Supplemental Indenture (including the form of 2030 note), dated February 10, 2025, between Stryker Corporation and U.S. Bank Trust Company, National Association, as trustee — Incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K dated February 10, 2025 (Commission File No. 001-13149).

(xxiv)
Thirty-Fifth Supplemental Indenture (including the form of 2035 note), dated February 10, 2025, between Stryker Corporation and U.S. Bank Trust Company, National Association, as trustee — Incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K dated February 10, 2025 (Commission File No. 001-13149).

(xxv)	†	Description of Securities

Exhibit 10—		Material contracts
(i)*	†	Form of grant notice and terms and conditions for stock options granted in 2025 under the 2011 Long-Term Incentive Plan.

48

STRYKER CORPORATION	2024 FORM 10-K

(ii)*	†	Form of grant notice and terms and conditions for restricted stock units granted in 2025 under the 2011 Long-Term Incentive Plan.
(iii)*	†	Form of grant notice and terms and conditions for performance stock units granted in 2025 under the 2011 Long-Term Incentive Plan.
(iv)*	†	Form of grant notice and terms and conditions for restricted stock units with no retirement provisions granted in 2025 under the 2011 Long-Term Incentive Plan.
(v)*
Form of grant notice and terms and conditions for restricted stock units granted in 2024 under the 2011 Long-Term Incentive Plan to non-employee directors — Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2024 (Commission File No. 001-13149).

(vi)*
Form of grant notice and terms and conditions for stock options granted in 2024 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 2023 (Commission File No. 001-13149).

(vii)*
Form of grant notice and terms and conditions for restricted stock units granted in 2024 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(ii) to the Company’s Form 10-K for the year ended December 31, 2023 (Commission File No. 001-13149).

(viii)*
Form of grant notice and terms and conditions for performance stock units granted in 2024 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(iii) to the Company’s Form 10-K for the year ended December 31, 2023 (Commission File No. 001-13149).

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

(xviii)*
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

(xxii)*
Form of grant notice and terms and conditions for stock options granted in 2018 under the 2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-K for the year ended December 31, 2017 (Commission File No. 000-09165).

(xxiii)*		Stryker Corporation Executive Bonus Plan — Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(xxiv)*		Letter Agreement between Stryker Corporation and Glenn Boehnlein — Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated January 26, 2016 (Commission File No. 000-09165).
(xxv)		Form of Indemnification Agreement for Directors — Incorporated by reference to Exhibit 10 (xiv) to the Company's Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxvi)		Form of Indemnification Agreement for Certain Officers—Incorporated by reference to Exhibit 10 (xv) to the Company's Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).

49

STRYKER CORPORATION	2024 FORM 10-K

(xxvii)
Settlement Agreement between Howmedica Osteonics Corp. and the counsel listed on the signature pages thereto, dated as of November 3, 2014 (Rejuvenate and ABF II Hip Implant Products Liability Litigation) — Incorporated by reference to Exhibit 10xxiii to the Company's Form 10-K for the year ended December 31, 2014 (Commission File No. 000-09165).

(xxviii)
Credit Agreement, dated as of October 26, 2021, among Stryker Corporation as borrower; the lenders party thereto; and Wells Fargo Bank, N.A., as administrative agent — Incorporated by reference to Exhibit 10(i) to the Company's Form 10-Q for the quarterly period ended September 30, 2021 (Commission File No. 001-13149).

(xxix)
Amendment No. 1, dated June 15, 2023, to Credit Agreement, dated as of October 26, 2021, by and among Stryker Corporation, the other borrowers party thereto, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent — Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 16, 2023 (Commission File No. 000-09165).

(xxx)
Amendment No. 2, dated June 4, 2024, to Credit Agreement, dated as of October 26, 2021, by and among Stryker Corporation, the other borrowers party thereto, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent — Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2024 (Commission File No. 001-13149).

(xxxi)*	†	Transition Agreement, dated January 24, 2025, between Stryker Corporation and Glenn S. Boehnlein.
(xxxii)*
Letter Agreement, dated January 27, 2025, between Stryker Corporation and Preston Wells — Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 28, 2025 (Commission File No. 001-13149).

Exhibit 19—		Insider Trading Policy
(i)	†	Corporate Policy No. 6
(ii)	†	Insider Trading Guidelines

Exhibit 21—		Subsidiaries of the registrant
(i)	†	List of Subsidiaries.

Exhibit 23—		Consent of experts and counsel
(i)	†	Consent of Independent Registered Public Accounting Firm.

Exhibit 31—		Rule 13a-14(a) Certifications
(i)	†	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	†	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 32—		18 U.S.C. Section 1350 Certifications
(i)	††	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	††	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 97—		Policy Relating to Recovery of Erroneously Awarded Compensation
(i)		Stryker Corporation Mandatory Clawback Policy — Incorporated by reference to Exhibit 97(i) to the Company's Form 10-K for the year ended December 31, 2023 (Commission File No. 001-13149).

Exhibit 101—		iXBRL (Inline Extensible Business Reporting Language) Documents
101.INS		iXBRL Instance Document
101.SCH		iXBRL Schema Document
101.CAL		iXBRL Calculation Linkbase Document
101.DEF		iXBRL Definition Linkbase Document
101.LAB		iXBRL Label Linkbase Document
101.PRE		iXBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*	Compensation arrangement

†	Filed with this Form 10-K

††	Furnished with this Form 10-K

©	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Stryker hereby agrees to furnish supplementally a copy of any omitted schedule upon request by the U.S. Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY.
None.

50

STRYKER CORPORATION	2024 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYKER CORPORATION
Date:	February 12, 2025	/s/ GLENN S. BOEHNLEIN
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

/s/ WILLIAM E. BERRY JR.
William E. Berry, Jr.
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

/s/ SHERILYN S. MCCOY	/s/ ANDREW K. SILVERNAIL
Sherilyn S. McCoy	Andrew K. Silvernail
Lead Independent Director	Director

/s/ MARY K. BRAINERD	/s/ LISA M. SKEETE TATUM
Mary K. Brainerd	Lisa M. Skeete Tatum
Director	Director

/s/ GIOVANNI CAFORIO	/s/ RONDA E. STRYKER
Giovanni Caforio, M.D.	Ronda E. Stryker
Director	Director

/s/ RACHEL M. RUGGERI	/s/ RAJEEV SURI
Rachel M. Ruggeri	Rajeev Suri
Director	Director

/s/ ALLAN C. GOLSTON
Allan C. Golston
Director

51