Form 10-Q
period 2025-03-31
STRYKER CORP
filed 2025-05-02
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒No ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒
There were 382,164,865 shares of Common Stock, $0.10 par value, on March 31, 2025.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2025 First Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months
	2025	2024
Net sales	$5,866	$5,243
Cost of sales	2,122	1,910
Gross profit	$3,744	$3,333
Research, development and engineering expenses	405	368
Selling, general and administrative expenses	2,300	1,837
Amortization of intangible assets	167	153
Goodwill and other impairments	35	3
Total operating expenses	$2,907	$2,361
Operating income	$837	$972
Other income (expense), net	(73)	(49)
Earnings before income taxes	$764	$923
Income taxes	110	135
Net earnings	$654	$788

Net earnings per share of common stock:
Basic	$1.71	$2.07
Diluted	$1.69	$2.05

Weighted-average shares outstanding (in millions):
Basic	381.7	380.4
Effect of dilutive employee stock compensation	4.7	4.7
Diluted	386.4	385.1

Cash dividends declared per share of common stock	$0.84	$0.80
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months
	2025	2024
Net earnings	$654	$788
Other comprehensive income (loss), net of tax:
Marketable securities	—	—
Pension plans	—	2
Unrealized gains (losses) on designated hedges	(14)	2
Financial statement translation	(102)	35
Total other comprehensive income (loss), net of tax	$(116)	$39
Comprehensive income	$538	$827
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2025 First Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,320	$3,652
Short-term investments	—	750
Marketable securities	89	91
Accounts receivable, less allowance of $221 ($213 in 2024)	3,961	3,987
Inventories:
Materials and supplies	1,196	1,147
Work in process	398	336
Finished goods	3,511	3,291
Total inventories	$5,105	$4,774
Prepaid expenses and other current assets	1,547	1,593
Total current assets	$13,022	$14,847
Property, plant and equipment:
Land, buildings and improvements	1,669	1,627
Machinery and equipment	5,241	5,056
Total property, plant and equipment	$6,910	$6,683
Less allowance for depreciation	3,374	3,235
Property, plant and equipment, net	$3,536	$3,448
Goodwill	19,089	15,855
Other intangibles, net	6,132	4,395
Noncurrent deferred income tax assets	1,411	1,742
Other noncurrent assets	2,816	2,684
Total assets	$46,006	$42,971

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,464	$1,679
Accrued compensation	919	1,403
Income taxes	599	539
Dividends payable	320	320
Accrued expenses and other liabilities	2,229	2,266
Current maturities of debt	2,398	1,409
Total current liabilities	$7,929	$7,616
Long-term debt, excluding current maturities	14,383	12,188
Income taxes	372	349
Other noncurrent liabilities	2,392	2,184
Total liabilities	$25,076	$22,337
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,439	2,361
Retained earnings	18,862	18,528
Accumulated other comprehensive loss	(409)	(293)
Total shareholders' equity	$20,930	$20,634
Total liabilities and shareholders' equity	$46,006	$42,971
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2025 First Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months
	2025	2024
Common stock shares outstanding (in millions)
Beginning	381.4	380.1
Issuance of common stock under stock compensation and benefit plans	0.7	0.8
Ending	382.1	380.9

Common stock
Beginning	$38	$38
Issuance of common stock under stock compensation and benefit plans	—	—
Ending	$38	$38
Additional paid-in capital
Beginning	$2,361	$2,200
Issuance of common stock under stock compensation and benefit plans	(6)	(30)
Share-based compensation	84	87
Ending	$2,439	$2,257
Retained earnings
Beginning	$18,528	$16,771
Net earnings	654	788
Cash dividends declared	(320)	(305)
Ending	$18,862	$17,254
Accumulated other comprehensive income (loss)
Beginning	$(293)	$(416)
Other comprehensive income (loss)	(116)	39
Ending	$(409)	$(377)
Total shareholders' equity	$20,930	$19,172
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2025 First Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	2025	2024
Operating activities
Net earnings	$654	$788
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	105	107
Amortization of intangible assets	167	153
Asset impairments	35	3
Share-based compensation	84	87
Sale of inventory stepped-up to fair value at acquisition	34	—
Deferred income tax (benefit) expense	14	(39)
Changes in operating assets and liabilities:
Accounts receivable	144	258
Inventories	(93)	(184)
Accounts payable	(309)	(257)
Accrued expenses and other liabilities	(504)	(635)
Income taxes	49	76
Other, net	(130)	(153)
Net cash provided by operating activities	$250	$204
Investing activities
Acquisitions, net of cash acquired	(4,749)	(246)
Purchases of marketable securities	(11)	(18)
Proceeds from maturity of short-term investments	750	—
Proceeds from sales of marketable securities	17	23
Purchases of property, plant and equipment	(123)	(167)
Other investing, net	(20)	—
Net cash used in investing activities	$(4,136)	$(408)
Financing activities
Proceeds (payments) on short-term borrowings, net	—	(1)
Proceeds from issuance of long-term debt	2,979	—
Payments of dividends	(320)	(304)
Cash paid for taxes from withheld shares	(101)	(113)
Other financing, net	(24)	—
Net cash provided by (used in) financing activities	$2,534	$(418)
Effect of exchange rate changes on cash and cash equivalents	20	(19)
Change in cash and cash equivalents	$(1,332)	$(641)
Cash and cash equivalents at beginning of period	3,652	2,971
Cash and cash equivalents at end of period	$2,320	$2,330
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2025 First Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated
Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the
financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," "us" or "our") on
March 31, 2025 and the results of operations for the three
months 2025. The results of operations included in these
Consolidated Financial Statements may not necessarily be
indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2024.
New Accounting Pronouncements Not Yet Adopted
In November 2024 the Financial Accounting Standards Board
(FASB) issued Accounting Standards Update (ASU) 2024-03
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
In December 2023 the FASB issued ASU 2023-09 (Topic 740):
Income Taxes: Improvements to Income Tax Disclosures which
expands the existing rules on income tax disclosures. This
update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and disclose additional information about income taxes paid on an annual basis. The
new disclosure requirements are effective for fiscal years
beginning after December 15, 2024 and we will adopt this ASU in the fourth quarter 2025.
We evaluate all ASUs issued by the FASB for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our Consolidated Financial
Statements.
NOTE 2 - REVENUE RECOGNITION
Our policies for recognizing sales have not changed from those described in our Annual Report on Form 10-K for 2024.
We disaggregate our net sales by business and geographic
location for each of our segments as we believe it best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.
In the first quarter 2025 we changed the name of our
Neurovascular business to Vascular due the acquisition of Inari
Medical, Inc. (Inari).
In the fourth quarter 2024 we reorganized our Spine business to align with certain updates to our internal reporting structure. The spine enabling technologies portfolio (Enabling Technologies)
was reclassified to Other Orthopaedics and Spine, the
interventional spine (IVS) portfolio was reclassified to Neuro
Cranial and the remaining Spine business was renamed to Spinal
Implants. In addition we changed the name of our “Orthopaedics and Spine” operating segment to “Orthopaedics.” Neuro Cranial includes sales related to IVS of $118 and $98 for the three
months 2025 and 2024. Other Orthopaedics includes sales
related to Enabling Technologies of $29 and $31 for the three months 2025 and 2024. We have reflected these changes in all historical periods presented.

Net Sales by Business
	Three Months
	2025	2024
MedSurg and Neurotechnology:
Instruments	$730	$667
Endoscopy	867	778
Medical	945	864
Vascular	406	310
Neuro Cranial	563	478
	$3,511	$3,097
Orthopaedics:
Knees	$639	$588
Hips	443	393
Trauma and Extremities	945	830
Spinal Implants	166	171
Other	162	164
	$2,355	$2,146
Total	$5,866	$5,243

Net Sales by Geography
	Three Months 2025		Three Months 2024
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$587	$143	$532	$135
Endoscopy	710	157	636	142
Medical	802	143	715	149
Vascular	203	203	121	189
Neuro Cranial	465	98	390	88
	$2,767	$744	$2,394	$703
Orthopaedics:
Knees	$464	$175	$429	$159
Hips	269	174	251	142
Trauma and Extremities	713	232	611	219
Spinal Implants	118	48	117	54
Other	109	53	112	52
	$1,673	$682	$1,520	$626
Total	$4,440	$1,426	$3,914	$1,329

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2025 First Quarter Form 10-Q
Costs to Obtain or Fulfill a Contract
We typically do not incur costs to fulfill a contract before a product or service is provided to a customer due to the nature of our products and services. Our costs to obtain contracts are typically in the form of sales commissions paid to employees or third-party agents. Certain sales commissions paid to employees prior to recognition of sales are recorded as deferred contract costs. We expense sales commissions associated with obtaining a contract at the time of the sale or as incurred as the
amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On March 31, 2025 and December 31, 2024 deferred
contracts costs recorded in our Consolidated Balance Sheets
were not significant.
Contract Assets and Liabilities
Our contract assets primarily relate to conditional rights to consideration for work completed but not billed at the reporting date. On March 31, 2025 and December 31, 2024 contract
assets recorded in our Consolidated Balance Sheets were not
significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. This occurs primarily when payment is received upfront for certain multi-period extended service contracts. Our contract liabilities of $1,028 and $978 on
March 31, 2025 and December 31, 2024 are classified within
accrued expenses and other liabilities and other noncurrent
liabilities in our Consolidated Balance Sheets based on the timing of when we expect to complete our performance obligations.
Changes in contract liabilities during the three months 2025 were as follows:

March 31
2025
Beginning contract liabilities	$978
Revenue recognized from beginning of year contract liabilities	(199)
Net advance consideration received during the period	249
Ending contract liabilities	$1,028
Transfers and Servicing of Financial Assets
We sell certain customer lease agreements and the related
leased assets to third-party financial institutions to accelerate our cash collection cycle. The lease receivables are sold without recourse and are derecognized from our Consolidated Balance
Sheets at the time of sale. Under the terms of our arrangements, we collect lease payments on behalf of the financial institutions but maintain no other form of continuing involvement. Sales of these lease agreements are classified as operating activities in our Consolidated Statements of Cash Flows. Fees earned for our servicing activities are immaterial. Revenue related to customer lease agreements sold under these arrangements represented
less than 4% of our total revenue for the three months 2025 and
2024.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)
INCOME (AOCI)

Three Months 2025	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$4	$31	$(328)	$(293)
OCI	—	—	(16)	(160)	(176)
Income taxes	—	—	4	66	70
Reclassifications to:
Cost of sales	—	—	(2)	—	(2)
Other (income) expense, net	—	—	(1)	(11)	(12)
Income taxes	—	—	1	3	4
Net OCI	$—	$—	$(14)	$(102)	$(116)
Ending	$—	$4	$17	$(430)	$(409)

Three Months 2024	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(28)	$39	$(427)	$(416)
OCI	—	2	16	81	99
Income taxes	—	—	(4)	(40)	(44)
Reclassifications to:
Cost of sales	—	—	(10)	—	(10)
Other (income) expense, net	—	—	(2)	(8)	(10)
Income taxes	—	—	2	2	4
Net OCI	$—	$2	$2	$35	$39
Ending	$—	$(26)	$41	$(392)	$(377)
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
strategies, accounting practices or objectives from those
disclosed in our Annual Report on Form 10-K for 2024.

Foreign Currency Hedges
March 2025	Cash Flow	Net Investment	Non- Designated	Total
Gross notional amount	$1,617	$2,436	$4,060	$8,113
Maximum term in years				9.5
Fair value:
Other current assets	$25	$11	$21	$57
Other noncurrent assets	1	7	—	8
Other current liabilities	(16)	(5)	(28)	(49)
Other noncurrent liabilities	(1)	(17)	—	(18)
Total fair value	$9	$(4)	$(7)	$(2)

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2025 First Quarter Form 10-Q

December 2024	Cash Flow	Net Investment	Non- Designated	Total
Gross notional amount	$1,588	$2,338	$5,164	$9,090
Maximum term in years				9.7
Fair value:
Other current assets	$43	$24	$119	$186
Other noncurrent assets	4	35	—	39
Other current liabilities	(29)	—	(41)	(70)
Other noncurrent liabilities	(3)	(4)	—	(7)
Total fair value	$15	$55	$78	$148
We had €2.3 billion at March 31, 2025 and December 31, 2024 in certain forward currency contracts designated as net investment hedges, for which the maximum term is 9.5 years, to hedge a
portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €5.0 billion at March 31, 2025 and December 31, 2024 of
senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain
international subsidiaries. The currency effects of our Euro-
denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
The total after-tax gain (loss) recognized in OCI related to designated net investment hedges was ($218) in the three
months 2025.
Currency Exchange Rate Gains (Losses) Recognized in Net
Earnings

		Three Months
Derivative Instrument	Recognized in:	2025	2024
Cash Flow	Cost of sales	$2	$10
Net Investment	Other income (expense), net	11	8
Non-Designated	Other income (expense), net	13	3
	Total	$26	$21
Pretax gains (losses) on derivatives designated as cash flow hedges of $13 and net investment hedges of $40 recorded in
AOCI are expected to be reclassified to cost of sales and other income (expense), net in earnings within 12 months of March 31,
2025. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment
hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
Pretax gains (losses) of $3 recorded in AOCI related to interest rate hedges closed in conjunction with debt issuances are
expected to be reclassified to other income (expense), net in earnings within 12 months of March 31, 2025. The cash flow
effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual
Report on Form 10-K for 2024.
In the three months 2025 we assumed contingent consideration liabilities with a fair value of $90 related to previous acquisitions made by Inari Medical Inc. (Inari). Refer to Note 7 for further information on the acquisition of Inari.
In 2024 we recorded $208 of contingent consideration related to various acquisitions described in Note 7.
There were no significant transfers into or out of any level of the fair value hierarchy in 2025.

Assets Measured at Fair Value
	March 31	December 31
	2025	2024
Cash and cash equivalents	$2,320	$3,652
Short-term investments	—	750
Trading marketable securities	262	259
Level 1 - Assets	$2,582	$4,661
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$58	$53
United States agency debt securities	1	1
United States treasury debt securities	27	34
Certificates of deposit	3	3
Total available-for-sale marketable securities	$89	$91
Foreign currency exchange forward contracts	65	225
Level 2 - Assets	$154	$316
Total assets measured at fair value	$2,736	$4,977

Liabilities Measured at Fair Value
	March 31	December 31
	2025	2024
Deferred compensation arrangements	$262	$259
Level 1 - Liabilities	$262	$259
Foreign currency exchange forward contracts	$67	$77
Level 2 - Liabilities	$67	$77
Contingent consideration:
Beginning	$452	$289
Additions	90	208
Change in estimate and foreign exchange	—	8
Settlements	(44)	(53)
Ending	$498	$452
Level 3 - Liabilities	$498	$452
Total liabilities measured at fair value	$827	$788

Fair Value of Available for Sale Securities by Maturity
	March 31	December 31
	2025	2024
Due in one year or less	$44	$47
Due after one year through three years	$45	$44
On March 31, 2025 and December 31, 2024 the aggregate
difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest income on cash and cash equivalents and short-term investments and income from
marketable securities was $38 and $36 in the three months 2025 and 2024, which was recorded in other income (expense), net.
Our investments in available-for-sale marketable securities had a minimum credit quality rating of A2 (Moody's), A (Standard &
Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2025 First Quarter Form 10-Q
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
States Department of Justice (DOJ) and certain other regulatory authorities and are cooperating with these agencies. On April 1,
2025 we were informed by the DOJ that it had closed its inquiry into potential FCPA violations without further action. At this time we are unable to predict the outcome of the remaining
investigations or the potential impact, if any, on our financial statements.
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
We have incurred, and expect to incur in the future, costs
associated with the defense and settlement of claims and
lawsuits. Based on the information that has been received related to the matters discussed above, our accrual for these matters was $169 at March 31, 2025, representing our best estimate of probable loss. The final outcomes of these matters are
dependent on many factors that are difficult to predict.
Accordingly the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.

Leases
	March 31	December 31
	2025	2024
Right-of-use assets	$570	$516
Lease liabilities, current	$161	$144
Lease liabilities, non-current	$414	$379

Other information:
Weighted-average remaining lease term (years)	5.0	5.1
Weighted-average discount rate	4.00%	3.87%

	Three Months
	2025	2024
Operating lease cost	$53	$47
Other Contractual Obligations and Commitments
Our outstanding balances of confirmed invoices in the supplier financing program were $66 and $71 at March 31, 2025 and
December 31, 2024 and are included within accounts payable in our Consolidated Balance Sheets.
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development
strategies. In the three months 2025 and 2024 cash paid for
acquisitions, net of cash acquired was $4,749 and $246.
In February 2025 we completed the acquisition of Inari for $80 per share, or an aggregate purchase price of $4,745, net of cash acquired. Inari's product portfolio includes minimally invasive products for the treatment of venous thromboembolism. Inari is part of our Vascular business within MedSurg and
Neurotechnology. The purchase price allocation for Inari is based on preliminary valuations, primarily related to developed
technology and customer relationships. Goodwill attributable to the acquisition reflects the strategic benefits of expanding our market presence, diversifying our product portfolio and advancing innovations. This goodwill is not deductible for tax purposes.
Share-based awards for Inari employees vested upon our
acquisition and a charge of $139 was recorded in selling, general and administrative expenses in the three months 2025.
In 2024 we completed various acquisitions for total consideration that includes $1,628 in upfront payments, net of cash acquired, and $400 contingent upon the achievement of certain commercial or clinical milestones. The combined acquisition-date fair values of the contingent milestone payments totaled $208. Goodwill of
$304 and $858 was recorded within our Orthopaedics and our
MedSurg and Neurotechnology segments respectively. The
acquired companies expand the product portfolios of our
Instruments, Endoscopy, Medical and Neuro Cranial businesses within MedSurg and Neurotechnology and our Trauma and
Extremities and Joint Replacement within Orthopaedics. The
purchase price allocation for our acquisitions are based on
preliminary valuations, primarily related to developed technology and customer relationships. Goodwill attributable to the
acquisitions reflects the strategic benefits of expanding our market presence, diversifying our product portfolio and advancing innovations. This goodwill is not deductible for tax purposes.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2025 First Quarter Form 10-Q
The purchase price allocations for the acquisitions completed in the three months 2025 and full year 2024 are:

Purchase Price Allocation of Acquired Net Assets
	2025	2024
	Inari	Total
Tangible assets acquired:
Accounts receivable	$78	$41
Inventory	221	104
Deferred income tax assets	59	28
Other assets	84	26
Debt	—	(32)
Deferred income tax liabilities	(492)	(205)
Other liabilities	(254)	(107)
Intangible assets:
Developed technology	1,473	597
Customer relationships	332	214
Patents	—	6
Trademarks	—	2
Other intangibles	72	—
Goodwill	3,172	1,162
Purchase price, net of cash acquired of $64 and $56	$4,745	$1,836
Weighted average amortization period at acquisition (years):
Developed technologies	13	12
Customer relationships	13	14
Patents	—	12
Trademarks	—	5
Other intangibles	9	—
The purchase price allocation for SERF SAS was finalized in the first quarter 2025 without material adjustments.

Consolidated Estimated Amortization Expense
Remainder of 2025	2026	2027	2028	2029
$561	$695	$705	$624	$609
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on
March 31, 2025.
In February 2025 we entered into a new revolving credit
agreement that replaces our previous agreement dated October
2021. The primary changes included increasing the aggregate
principal amount of the facility by $750 to $3,000 and extending the maturity date to February 25, 2030. On March 31, 2025 there were no borrowings outstanding under our revolving credit facility or our commercial paper program which allows for maturities up to 397 days from the date of issuance. The maximum amount of our commercial paper that can be outstanding at any time is
$2,250.
In February 2025 we issued $500 of 4.550% senior unsecured
notes due February 10, 2027, $700 of 4.700% senior unsecured notes due February 10, 2028, $800 of 4.850% senior unsecured notes due February 10, 2030 and $1,000 of 5.200% senior
unsecured notes due February 10, 2035.

Summary of Total Debt
		March 31	December 31
Rate	Due	2025	2024
Senior unsecured notes:
1.150%	June 15, 2025	649	649
3.375%	November 1, 2025	750	750
3.500%	March 15, 2026	998	998
4.550%	February 10, 2027	497	—
2.125%	November 30, 2027	810	777
4.700%	February 10, 2028	696	—
3.650%	March 7, 2028	598	598
4.850%	December 8, 2028	596	596
3.375%	December 11, 2028	647	621
0.750%	March 1, 2029	863	828
4.250%	September 11, 2029	743	743
4.850%	February 10, 2030	792	—
1.950%	June 15, 2030	994	993
2.625%	November 30, 2030	698	669
1.000%	December 3, 2031	805	772
3.375%	September 11, 2032	859	824
4.625%	September 11, 2034	740	740
5.200%	February 10, 2035	989	—
3.625%	September 11, 2036	640	613
4.100%	April 1, 2043	393	393
4.375%	May 15, 2044	396	396
4.625%	March 15, 2046	984	984
2.900%	June 15, 2050	643	643
Other		1	10
Total debt		$16,781	$13,597
Less current maturities		2,398	1,409
Total long-term debt		$14,383	$12,188

		March 31	December 31
		2025	2024
Unamortized debt issuance costs		$81	$63
Borrowing capacity on existing facilities		$2,910	$2,160
Fair value of senior unsecured notes		$16,063	$12,780
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings
based on quoted active market prices and yields that took into account the underlying terms of the debt instruments.
Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
NOTE 9 - INCOME TAXES
Our effective tax rates were 14.4% and 14.6% in the three
months 2025 and 2024. The effective tax rates for the three
months 2025 and 2024 reflect the continued lower effective
income tax rates as a result of our European operations and
certain discrete tax items.
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
reviewed and evaluated for proper financial statement treatment.
We have not received any audit assessments or draft
assessments that have not been reviewed and evaluated.

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2025 First Quarter Form 10-Q
NOTE 10 - SEGMENT INFORMATION
We segregate our operations into two reportable business
segments: (i) MedSurg and Neurotechnology and (ii)
Orthopaedics which aligns to our internal reporting structure and how our Chief Operating Decision Maker (CODM) assesses the
performance of and allocates resources. The CODM is the Chief
Executive Officer. The CODM makes decisions on resource
allocation, assesses performance of the business, and monitors budget versus actual results using segment operating income.
Our reportable segments and related disclosures reflect certain reclassifications of prior year amounts from our Orthopaedics segment to our MedSurg and Neurotechnology segment due to
changes in our internal reporting structure.

Segment Results
	Three Months
	2025	2024
MedSurg and Neurotechnology	$3,511	$3,097
Orthopaedics	2,355	2,146
Net sales	$5,866	$5,243
MedSurg and Neurotechnology	$1,321	$1,238
Orthopaedics	629	591
Cost of sales	$1,950	$1,829
MedSurg and Neurotechnology	$226	$195
Orthopaedics	140	134
Segment research, development and engineering expenses	$366	$329
MedSurg and Neurotechnology	$937	$763
Orthopaedics	847	751
Segment selling, general and administrative expenses	$1,784	$1,514
MedSurg and Neurotechnology	$57	$54
Orthopaedics	98	108
Segment depreciation and amortization	$155	$162
Corporate and Other	$39	$40
Amortization of intangible assets	167	153
Total depreciation and amortization	$361	$355
MedSurg and Neurotechnology	$970	$847
Orthopaedics	641	562
Segment operating income	$1,611	$1,409
Items not allocated to segments:
Corporate and Other	$(267)	$(263)
Inventory stepped up to fair value	(34)	—
Acquisition and integration-related charges	(185)	13
Amortization of intangible assets	(167)	(153)
Structural optimization and other special charges	(41)	(11)
Goodwill and other impairments	(35)	(3)
Medical device regulation	(12)	(13)
Recall-related matters	(33)	(5)
Regulatory and legal matters	—	(2)
Consolidated operating income	$837	$972

Segment Assets
	March 31	December 31
	2025	2024
Assets:
MedSurg and Neurotechnology	$26,912	$23,115
Orthopaedics	17,878	18,507
Total segment assets	$44,790	$41,622
Corporate and Other	1,216	1,349
Total assets	$46,006	$42,971

Segment Capital Spending	Three Months
	2025	2024
Purchases of property, plant and equipment:
MedSurg and Neurotechnology	$48	$41
Orthopaedics	34	65
Total segment purchases of property, plant and equipment	$82	$106
Corporate and Other	41	61
Total purchases of property, plant and equipment	$123	$167
NOTE 11 - ASSETS HELD FOR SALE
During the fourth quarter 2024 management committed to a plan to sell certain assets associated with the Spinal Implants
business (disposal group) and such assets were classified as held for sale beginning November 2024. As a result we recorded a valuation allowance of $362 to record the disposal group at its fair value less cost to sell. In January 2025 we announced a definitive agreement to sell our United States Spinal Implants business to Viscogliosi Brothers, LLC. The definitive agreement includes a binding offer to sell our Spinal Implants business in certain international markets at later dates, subject to required consultations with employees and employee representatives.
In the three months 2025 we recognized a charge of $33 to
record the disposal group at its fair value less cost to sell within goodwill and other impairments in our Consolidated Statements of Earnings resulting in a valuation allowance of $395 at
March 31, 2025. The fair value of the disposal group was
measured using a discounted cash flow analysis based upon the selling price and unobservable inputs, such as market conditions and the rate used to discount the estimated future cash flows to their present value based on factors including the disposal
group’s cost of equity and market yield rates, which are Level 3 inputs. Future changes in the judgments, assumptions and
estimates that are used in our fair value estimate, including discount rates and cash flow projections, could result in a
significantly different estimate of fair value. A change in the amount or timing of consideration received could increase the fair value by up to $57 or decrease the fair value by up to $245.
In April 2025 we completed the sale of our United States Spinal
Implants business as discussed in Note 12.
The assets associated with the Spinal Implants disposal group are reported in our Orthopaedics segment. The assets and
liabilities held for sale are classified within prepaid expenses and other current assets and accrued expenses and other liabilities in our Consolidated Balance Sheets and included the following at
March 31, 2025 and December 31, 2024:

	March 31	December 31
	2025	2024
Accounts receivable, net	$56	$62
Total inventories	195	183
Prepaid expenses and other current assets	27	10
Property, plant and equipment, net	53	51
Other intangibles, net	323	326
Noncurrent deferred income tax assets	9	9
Other noncurrent assets	179	171
Valuation allowance	(395)	(362)
Total assets held for sale	$447	$450

Accounts payable	$41	$28
Accrued compensation	20	26
Accrued expenses and other liabilities	24	29
Other noncurrent liabilities	27	21
Total liabilities held for sale	$112	$104

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2025 First Quarter Form 10-Q
NOTE 12 - SUBSEQUENT EVENT
In April 2025 we completed the sale of our United States Spinal
Implants business to the Viscogliosi Brothers, LLC. The definitive agreement includes a binding offer to sell our Spinal Implants business in certain international markets at later dates, subject to the completion of all legal and regulatory requirements and
required consultations with employees and employee
representatives.

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2025 First Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT STRYKER
Stryker is a global leader in medical technologies and, together with our customers, we are driven to make healthcare better. We offer innovative products and services in MedSurg,
Neurotechnology, and Orthopaedics that help improve patient
and healthcare outcomes. Alongside our customers around the
world, we impact more than 150 million patients annually.
We segregate our operations into two reportable business
segments: (i) MedSurg and Neurotechnology and (ii)
Orthopaedics. MedSurg and Neurotechnology products include
surgical equipment and navigation systems (Instruments),
endoscopic and communications systems (Endoscopy), patient
handling, emergency medical equipment and intensive care
disposable products (Medical), minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke and
venous thromboembolism (Vascular), a comprehensive line of
products for traditional brain and open skull based surgical procedures; orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products
(Neuro Cranial). Orthopaedics products consist primarily of
implants used in hip and knee joint replacements and trauma and extremity surgeries.
Macroeconomic Environment
Beginning in the first quarter 2025, the United States government has announced new tariffs on goods imported into the United
States from dozens of countries, including China and the
European Union member states. In response, governments have
threatened or imposed reciprocal tariffs or taken other measures, and the United States is in the process of negotiating with certain governments. We continue to monitor and evaluate the situation.
Tariffs could result in an increase in certain product costs or have adverse impacts on, among other things, demand for our
products and supply chains. The overall macroeconomic and
geopolitical environment, including tariffs or changes in trade policies, slower economic growth or recession, market volatility and inflation, and uncertainty regarding all of the foregoing, pose risks that could impact our business and results of operations.
For more information about these risks, see Item 1A. "Risk
Factors" in our Annual Report on Form 10-K for 2024.
Overview of the Three Months
In the three months 2025 we achieved sales growth of 11.9%
from 2024. Excluding the impact of acquisitions and divestitures, sales grew 10.1% in constant currency. We reported operating income margin of 14.3%, net earnings of $654 and net earnings per diluted share of $1.69. Excluding the impact of certain items, adjusted operating income margin(1) increased by 100 basis
points to 22.9%, with adjusted net earnings(1) of $1,097 and adjusted net earnings per diluted share(1) of $2.84, an increase of
13.6% from 2024.
Recent Developments
In the first quarter 2025 we completed the acquisition of Inari for total consideration of $4,745, in upfront payments, net of cash acquired. Refer to Note 7 to our Consolidated Financial
Statements for further information.
In February 2025 we entered into a new revolving credit
agreement that replaces our previous agreement dated October
2021. The primary changes were to increase the aggregate
principal amount of the facility by $750 to $3,000 and extend the maturity date to February 25, 2030. On March 31, 2025 there
were no borrowings outstanding under our revolving credit facility or our commercial paper program which allows for maturities up to 397 days from the date of issuance. The maximum amount of our commercial paper that can be outstanding at any time is
$2,250.
In February 2025 we issued $500 of 4.550% senior unsecured
notes due February 10, 2027, $700 of 4.700% senior unsecured notes due February 10, 2028, $800 of 4.850% senior unsecured notes due February 10, 2030 and $1,000 of 5.200% senior
unsecured notes due February 10, 2035.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-
GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months
			Percent Net Sales		Percentage
	2025	2024	2025	2024	Change
Net sales	$5,866	$5,243	100.0%	100.0%	11.9%
Gross profit	3,744	3,333	63.8	63.6	12.3
Research, development and engineering expenses	405	368	6.9	7.0	10.1
Selling, general and administrative expenses	2,300	1,837	39.2	35.0	25.2
Amortization of intangible assets	167	153	2.8	2.9	9.2
Goodwill and other impairments	35	3	0.6	0.1	nm
Other income (expense), net	(73)	(49)	(1.2)	(0.9)	49.0
Income taxes	110	135	nm	nm	(18.5)
Net earnings	$654	$788	11.1%	15.0%	(17.0)%

Net earnings per diluted share	$1.69	$2.05			(17.6)%
Adjusted net earnings per diluted share(1)	$2.84	$2.50			13.6%
nm - not meaningful

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2025 First Quarter Form 10-Q

Geographic and Segment Net Sales
	Three Months
			Percentage Change
	2025	2024	As Reported	Constant Currency
Geographic:
United States	$4,440	$3,914	13.4%	13.4%
International	1,426	1,329	7.3	10.8
Total	$5,866	$5,243	11.9%	12.8%
Segment:
MedSurg and Neurotechnology	$3,511	$3,097	13.4%	14.2%
Orthopaedics	2,355	2,146	9.7	10.7
Total	$5,866	$5,243	11.9%	12.8%

Supplemental Net Sales Growth Information
	Three Months
			Percentage Change
					United States	International
	2025	2024	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$730	$667	9.4%	10.1%	10.4%	5.5%	8.7%
Endoscopy	867	778	11.4	12.1	11.6	10.6	14.6
Medical	945	864	9.4	10.1	12.3	(4.3)	(0.6)
Vascular	406	310	31.0	33.3	67.0	7.9	11.1
Neuro Cranial	563	478	17.8	18.5	19.1	12.3	15.8
	$3,511	$3,097	13.4%	14.2%	15.6%	6.0%	9.5%
Orthopaedics:
Knees	$639	$588	8.7%	9.8%	8.3%	10.0%	13.9%
Hips	443	393	12.7	14.1	7.6	21.7	25.7
Trauma and Extremities	945	830	13.9	14.7	16.6	6.0	9.2
Spinal Implants	166	171	(2.9)	(2.4)	(0.1)	(10.5)	(7.6)
Other	162	164	(1.2)	0.1	(1.9)	1.2	4.3
	$2,355	$2,146	9.7%	10.7%	10.1%	8.8%	12.3%
Total	$5,866	$5,243	11.9%	12.8%	13.4%	7.3%	10.8%
Note: In the first quarter 2025 we changed the name of our Neurovascular business to Vascular due the acquisition of Inari. In the fourth quarter 2024 we reorganized our Spine business to align with certain updates to our internal reporting structure. The spine enabling technologies portfolio (Enabling Technologies) was reclassified to Other Orthopaedics, the interventional spine portfolio was reclassified to Neuro Cranial and the remaining Spine business was renamed to Spinal Implants. Neuro Cranial includes sales related to interventional spine of $118 and $98 for three months 2025 and 2024. Other Orthopaedics includes sales related to Enabling
Technologies of $29 and $31 for three months 2025 and 2024. We have reflected these changes in all historical periods presented.

Consolidated Net Sales
In the fourth quarter 2024 we reorganized our Spine business to align with certain updates to our internal reporting structure. The spine enabling technologies portfolio (Enabling Technologies)
was reclassified to Other Orthopaedics, the Interventional Spine
(IVS) portfolio was reclassified to Neuro Cranial and the
remaining Spine business was renamed to Spinal Implants.

2024 Quarterly Net Sales
	Q1	Q2	Q3	Q4	Total
Enabling Technologies	$31	$31	$32	$59	$153
IVS	98	98	100	117	413
Spinal Implants	171	178	172	186	707
Total	$300	$307	$304	$362	$1,273
Consolidated net sales increased 11.9% in the three months
2025 as reported and 12.8% in constant currency, as foreign
currency exchange rates negatively impacted net sales by 0.9%.
Excluding the 2.7% impact of acquisitions and divestitures, net sales in constant currency increased by 9.4% from increased unit volume and 0.7% due to higher prices. The unit volume increase was due to higher product shipments across all MedSurg and
Neurotechnology businesses and most Orthopaedics businesses.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales increased 13.4% in the three months 2025 as reported and 14.2% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.8%. Excluding the 3.5% impact of acquisitions and
divestitures, net sales in constant currency increased by 9.5%
from increased unit volume and 1.2% from higher prices. The unit volume increase was due to higher shipments across all
MedSurg and Neurotechnology businesses.
Orthopaedics Net Sales
Orthopaedics net sales increased 9.7% in the three months 2025 as reported and 10.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 1.0%. Excluding the 1.4% impact of acquisitions and divestitures, net sales in constant currency increased 9.3% from increased unit volume.
The unit volume increase was due to higher shipments across
most Orthopaedics businesses.
Gross Profit
Gross profit was $3,744 and $3,333 in the three months 2025
and 2024. The key components of the change were:

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2025 First Quarter Form 10-Q

Gross Profit Percent Net Sales
Three Months 2024	63.6%
Sales pricing	30 bps
Volume and mix	80 bps
Manufacturing and supply chain costs	70 bps
Structural optimization and other special charges	(40) bps
Inventory stepped up to fair value	(60) bps
Three Months 2025	63.8%
Gross profit as a percentage of net sales in the three months
2025 remained relatively flat with 2024.
While segment mix was not a significant driver of the change in gross profit as a percent of net sales between the three months
2025 and 2024, we generally expect segment mix to have an
unfavorable impact for the foreseeable future as we anticipate more rapid sales growth in our lower gross margin MedSurg and
Neurotechnology segment than our Orthopaedics segment.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased
$37 or 10.1% in the three months 2025. Expenses as a
percentage of net sales in the three months 2025 of 6.9%
remained relatively flat with 7.0% in 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $463 or
25.2% in the three months 2025. As a percentage of net sales, expenses increased to 39.2% from 35.0% in 2024, primarily due to higher acquisition-related costs and continued investments to support our growth. Expenses in the three months 2025 included a charge of $139 for share-based awards for Inari employees that vested upon our acquisition.
Amortization of Intangible Assets
Amortization of intangible assets was $167 and $153 in the three months 2025 and 2024. Refer to Note 7 to our Consolidated
Financial Statements for further information.
Goodwill and other impairments
Goodwill and other impairments was $35 and $3 in the three
months 2025 and 2024. Refer to Note 11 to our Consolidated
Financial Statements for further information on impairment
charges related to assets held for sale at March 31, 2025.
Operating Income
Operating income was $837 and $972 in the three months 2025
and 2024. Operating income as a percentage of net sales in the three months 2025 decreased to 14.3% from 18.5% in 2024.
Refer to the discussion above for the primary drivers of the change.
MedSurg and Neurotechnology operating income as a
percentage of net sales increased to 27.6% in the three months
2025 from 27.3% in 2024. Orthopaedics operating income as a
percentage of net sales increased to 27.2% in the three months
2025 from 26.2% in 2024. The key components of the change
were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics
Three Months 2024	27.3%	26.2%
Sales pricing	50 bps	0 bps
Volume	80 bps	80 bps
Manufacturing and supply chain costs	120 bps	40 bps
Research, development and engineering expenses	(10) bps	40 bps
Selling, general and administrative expenses	(210) bps	(60) bps
Three Months 2025	27.6%	27.2%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales for the three months was primarily driven by lower manufacturing and supply chain costs and higher unit volumes and prices offset by  higher selling, general and administrative expenses primarily due to the acquisition of Inari and continued investments to support our growth.
The increase in Orthopaedics operating income as a percentage of net sales for the three months was primarily driven by higher unit volumes and lower manufacturing and supply chain costs
partially offset by higher selling, general and administrative expenses.
Other Income (Expense), Net
Other income (expense), net was ($73) and ($49) in the three months 2025 and 2024. The increase in net expense in the three months 2025 from 2024 was primarily due to higher interest
expense in 2025 partially offset by higher interest income.
Income Taxes
Our effective tax rates were 14.4% and 14.6% in the three
months 2025 and 2024. The effective tax rates for the three
months 2025 and 2024 reflect the continued lower effective
income tax rates as a result of our European operations and
certain discrete tax items.
The Organisation for Economic Cooperation and Development
(OECD), which represents a coalition of member countries, has put forth two proposed base erosion and profit shifting
frameworks that revise the existing profit allocation and nexus rules (Pillar One) and ensure a minimal level of taxation (Pillar
Two). On December 12, 2022 the European Union member
states agreed to implement the Inclusive Framework’s global
corporate minimum tax rate of 15%, and various countries within and outside the European Union have either enacted or proposed new tax laws implementing Pillar Two in 2024. The OECD
continues to release additional guidance and we anticipate more countries will enact similar tax laws. Some of the new tax laws became effective in 2024 while others will be effective in 2025 and future years. These tax law changes and any additional
contemplated tax law changes could increase tax expense in
future periods.
Net Earnings
Net earnings decreased to $654 or $1.69 per diluted share in the three months 2025 from $788 or $2.05 per diluted share in 2024.
Refer to the discussion above for the primary drivers of the change.

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2025 First Quarter Form 10-Q
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
and adjusted net earnings per diluted share (Diluted EPS). We believe these non-GAAP financial measures provide meaningful information to assist investors and shareholders in understanding our financial results and assessing our prospects for future performance. Management believes percentage sales growth in
constant currency and the other adjusted measures described
above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management uses these non-
GAAP financial measures for reviewing the operating results of reportable business segments and analyzing potential future
business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP
financial measures. To measure percentage sales growth in
constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is
calculated by translating current and prior year results at the same foreign currency exchange rate. To measure percentage
organic sales growth, we remove the impact of changes in
foreign currency exchange rates, acquisitions and divestitures, which affect the comparability and trend of sales. Percentage organic sales growth is calculated by translating current year and prior year results at the same foreign currency exchange rates excluding the impact of acquisitions and divestitures. To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect the comparability of operating results and the trend of earnings. The income tax effect of each adjustment was determined based on the tax effect of the
jurisdiction in which the related pre-tax adjustment was recorded.
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
The weighted-average diluted shares outstanding used in the
calculation of adjusted net earnings per diluted share are the same as those used in the calculation of reported net earnings per diluted share for the respective period.

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2025 First Quarter Form 10-Q

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2025	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,744	$2,300	$405	$837	$(73)	$110	$654	14.4%	$1.69
Reported percent net sales	63.8%	39.2%	6.9%	14.3%	(1.2)%	nm	11.1%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	34	—	—	34	—	8	26	0.5	0.07
Other acquisition and integration-related (a)	13	(171)	(1)	185	—	6	179	(2.5)	0.47
Amortization of purchased intangible assets	—	—	—	167	—	34	133	1.4	0.35
Structural optimization and other special charges (b)	22	(19)	—	41	—	14	27	1.0	0.07
Goodwill and other impairments (c)	—	—	—	35	—	9	26	0.7	0.06
Medical device regulations (d)	1	—	(11)	12	—	3	9	0.1	0.02
Recall-related matters (e)	31	(2)	—	33	—	8	25	0.5	0.06
Regulatory and legal matters (f)	—	—	—	—	—	1	(1)	—	—
Tax matters (g)	—	—	—	—	—	(19)	19	(2.4)	0.05
Adjusted	$3,845	$2,108	$393	$1,344	$(73)	$174	$1,097	13.7%	$2.84
Adjusted percent net sales	65.5%	35.9%	6.7%	22.9%	(1.2)%	nm	18.7%

Three Months 2024	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,333	$1,837	$368	$972	$(49)	$135	$788	14.6%	$2.05
Reported percent net sales	63.6%	35.0%	7.0%	18.5%	(0.9)%	nm	15.0%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	—	13	—	(13)	—	1	(14)	0.3	(0.04)
Amortization of purchased intangible assets	—	—	—	153	—	32	121	1.4	0.31
Structural optimization and other special charges (b)	3	(8)	—	11	—	3	8	0.2	0.03
Goodwill and other impairments (c)	—	—	—	3	—	—	3	—	—
Medical device regulations (d)	1	—	(12)	13	—	3	10	0.1	0.03
Recall-related matters (e)	—	(5)	—	5	—	1	4	0.1	0.01
Regulatory and legal matters (f)	—	(2)	—	2	—	1	1	—	—
Tax matters (g)	—	—	—	—	—	(41)	41	(4.4)	0.11
Adjusted	$3,337	$1,835	$356	$1,146	$(49)	$135	$962	12.3%	$2.50
Adjusted percent net sales	63.6%	35.0%	6.8%	21.9%	(0.9)%	nm	18.3%
(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	Three Months
	2025	2024
Termination of sales relationships	$—	$1
Employee retention and workforce reductions	16	—
Changes in the fair value of contingent consideration	(2)	(16)
Manufacturing integration costs	4	—
Stock compensation payments upon a change in control	139	—
Other integration-related activities	28	2
Adjustments to Operating Income	$185	$(13)
Charges for acquisition-related tax provisions	—	—
Other income taxes related to acquisition and integration-related costs	6	1
Adjustments to Income Taxes	$6	$1
Adjustments to Net Earnings	$179	$(14)
(b) Structural optimization and other special charges represent the costs associated with:

	Three Months
	2025	2024
Employee retention and workforce reductions	$32	$(1)
Closure/transfer of manufacturing and other facilities	5	6
Product line exits	3	—
Other charges	1	6
Adjustments to Operating Income	$41	$11
Adjustments to Income Taxes	$14	$3
Adjustments to Net Earnings	$27	$8

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2025 First Quarter Form 10-Q
(c) Goodwill and other impairments represent the costs associated with:

	Three Months
	2025	2024
Certain long-lived and intangible asset write-offs and impairments	$34	$3
Product line exits (e.g., long-lived asset and specifically-identified intangible asset write-offs)	1	—
Adjustments to Operating Income	$35	$3
Adjustments to Income Taxes	$9	$—
Adjustments to Net Earnings	$26	$3
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
resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
(g)    Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	Three Months
	2025	2024
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(47)	$(47)
Other tax matters	28	6
Adjustments to Income Taxes	$(19)	$(41)
Charges / benefits for certain tax audit settlements	—	—
Adjustments to Other Income (Expense), Net	$—	$—
Adjustments to Net Earnings	$19	$41
FINANCIAL CONDITION AND LIQUIDITY

	Three Months
Net cash provided by (used in):	2025	2024
Operating activities	$250	$204
Investing activities	(4,136)	(408)
Financing activities	2,534	(418)
Effect of exchange rate changes	20	(19)
Change in cash and cash equivalents	$(1,332)	$(641)
Operating Activities
Cash provided by operating activities was $250 and $204 in the three months 2025 and 2024. The increase was primarily due to higher net earnings partially offset by the timing of payments and collections in working capital accounts.
Investing Activities
Cash used in investing activities was $4,136 and $408 in the three months 2025 and 2024. The three months 2025 included
cash paid to acquire Inari and purchases of property, plant and equipment partially offset by proceeds from the sale of short-term investments. The three months 2024 included cash paid for the
Serf acquisition. Refer to Note 7 to our Consolidated Financial
Statements for further information on acquisitions.
Financing Activities
Cash provided by financing activities was $2,534 in the three months 2025 and cash used in financing activities was $418 in the three months 2024. In 2025, cash provided was primarily
driven by proceeds from the issuance of various senior
unsecured notes as described in Note 8 to our Consolidated
Financial Statements. This was partially offset by dividend
payments and cash paid for taxes on withheld shares. Cash used in 2024 was primarily driven by dividend payments and cash paid for taxes on withheld shares. We did not repurchase any shares in the three months 2025 and 2024.
Liquidity
Cash, cash equivalents, short-term investments and marketable securities were $2,409 and $4,493 on March 31, 2025 and
December 31, 2024. Current assets exceeded current liabilities by $5,093 and $7,231 on March 31, 2025 and December 31,
2024. We anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines.
We have raised funds in the capital markets and have accessed the credit markets in the past and may continue to do so from time-to-time. We continue to have strong investment-grade short-
term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents, short-term investments and
marketable securities held in locations outside the United States was 29% on March 31, 2025 compared to 20% on December 31,
2024.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-
K for 2024, except as follows.
Refer to Note 11 to our Consolidated Financial Statements for
discussion of estimates related to the Spinal Implants assets classified as held for sale as of March 31, 2025.
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
FORWARD-LOOKING STATEMENTS
This report contains statements that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These
statements are based on current projections about operations,

Dollar amounts are in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION	2025 First Quarter Form 10-Q
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
Therefore, actual results could differ materially and adversely from these forward-looking statements, historical experience or our present expectations. Some important factors that could
cause our actual results to differ from our expectations in any forward-looking statements include the risks discussed in Item
1A. "Risk Factors" of our Annual Report on Form 10-K for 2024.
This Form 10-Q should be read in conjunction with our
Consolidated Financial Statements and accompanying notes to
our Consolidated Financial Statements in our Annual Report on
Form 10-K for 2024. While we believe that the assumptions
underlying such forward-looking statements are reasonable,
there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-
looking statements contained in this report are qualified in their entirety by this cautionary statement. We expressly disclaim any intention or obligation to publicly update or revise any forward-
looking statement to reflect any change in our expectations or in
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
Risk" of our Annual Report on Form 10-K for 2024. There were no material changes from the information provided therein.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive
Officer and Chief Financial Officer (the Certifying Officers),
evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)
promulgated under the Securities Exchange Act of 1934, as
amended) on March 31, 2025. Based on that evaluation, the
Certifying Officers concluded the Company's disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial
reporting during the three months 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form
10-K for 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 9,324 shares of our common stock In the three
months 2025 as performance incentive awards to employees.
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
In the three months 2025 we did not repurchase any shares of our common stock under our authorized repurchase program.
The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was
$1,033 as of March 31, 2025.

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

2(i)
Agreement and Plan of Merger, dated as of January
6, 2025, by and between Stryker Corporation and
Inari Medical, Inc. – Incorporated by reference to
Exhibit 2.1 the Company’s Form 8-K dated January
7, 2025 (Commission File No. 001-13149)

4(i)
Thirty-Second Supplemental Indenture (including the
form of the note), dated as of February 10, 2025,
between Stryker Corporation and U.S. Bank Trust
Company, National Association, as trustee –
Incorporated by reference to Exhibit 4.2 to the
Company’s Form 8-K dated February 10, 2025
(Commission File No.001-13149)

4(ii)
Thirty-Third Supplemental Indenture (including the
form of the note), dated as of February 10, 2025,
between Stryker Corporation and U.S. Bank Trust
Company, National Association, as trustee –
Incorporated by reference to Exhibit 4.3 to the
Company’s Form 8-K dated February 10, 2025
(Commission File No.001-13149)

4(iii)
Thirty-Fourth Supplemental Indenture (including the
form of the note), dated as of February 10, 2025,
between Stryker Corporation and U.S. Bank Trust
Company, National Association, as trustee –
Incorporated by reference to Exhibit 4.4 to the
Company’s Form 8-K dated February 10, 2025
(Commission File No.001-13149)

4(iv)
Thirty-Fifth Supplemental Indenture (including the
form of the note), dated as of February 10, 2025,
between Stryker Corporation and U.S. Bank Trust
Company, National Association, as trustee –
Incorporated by reference to Exhibit 4.5 to the
Company’s Form 8-K dated February 10, 2025
(Commission File No.001-13149)

19

STRYKER CORPORATION	2025 First Quarter Form 10-Q

10(i)
Credit Agreement, dated as of February 25, 2025,
among Stryker Corporation, certain of its
subsidiaries as designated borrowers, the various
lenders and issuing banks party thereto, and Wells
Fargo Bank, National Association, as administrative
agent – Incorporated by reference to Exhibit 10.1 to
the Company’s Form 8-K dated February 27, 2025
(Commission File No. 001-13149)

10(ii)
Transition Agreement, dated January 24, 2025,
between Stryker Corporation and Glenn S.
Boehnlein – Incorporated by reference to Exhibit
10(xxxi) to the Company’s Form 10-K for the year
ended December 31, 2024 (Commission File No.
001-13149)

10(iii)
Letter Agreement, dated January 27, 2025, between
Stryker Corporation and Preston Wells –
Incorporated by reference to Exhibit 10.2 to the
Company’s Form 8-K dated January 28, 2025
(Commission File No. 001-13149)

31(i)†	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)†	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)††	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)††	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

† Filed with this Form 10-Q
†† Furnished with this Form 10-Q

20

STRYKER CORPORATION	2025 First Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	May 2, 2025	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair, Chief Executive Officer and President

Date:	May 2, 2025	/s/ PRESTON W. WELLS
Preston W. Wells
Vice President, Chief Financial Officer