Form 10-Q
period 2025-06-30
STRYKER CORP
filed 2025-08-01
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒
There were 382,307,298 shares of Common Stock, $0.10 par value, on June 30, 2025.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2025 Second Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Six Months
	2025	2024	2025	2024
Net sales	$6,022	$5,422	$11,888	$10,665
Cost of sales	2,181	2,006	4,303	3,916
Gross profit	$3,841	$3,416	$7,585	$6,749
Research, development and engineering expenses	407	363	812	731
Selling, general and administrative expenses	2,079	1,831	4,379	3,668
Amortization of intangible assets	187	155	354	308
Goodwill and other impairments	55	16	90	19
Total operating expenses	$2,728	$2,365	$5,635	$4,726
Operating income	$1,113	$1,051	$1,950	$2,023
Other income (expense), net	(97)	(53)	(170)	(102)
Earnings before income taxes	$1,016	$998	$1,780	$1,921
Income taxes	132	173	242	308
Net earnings	$884	$825	$1,538	$1,613

Net earnings per share of common stock:
Basic	$2.32	$2.17	$4.03	$4.24
Diluted	$2.29	$2.14	$3.98	$4.19

Weighted-average shares outstanding (in millions):
Basic	382.2	381.0	382.0	380.7
Effect of dilutive employee stock compensation	4.2	4.4	4.4	4.5
Diluted	386.4	385.4	386.4	385.2

Cash dividends declared per share of common stock	$0.84	$0.80	$1.68	$1.60
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Six Months
	2025	2024	2025	2024
Net earnings	$884	$825	$1,538	$1,613
Other comprehensive income (loss), net of tax:
Marketable securities	—	—	—	—
Pension plans	2	(1)	2	1
Unrealized gains (losses) on designated hedges	17	(3)	3	(1)
Financial statement translation	(372)	26	(474)	61
Total other comprehensive income (loss), net of tax	$(353)	$22	$(469)	$61
Comprehensive income	$531	$847	$1,069	$1,674
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2025 Second Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,375	$3,652
Short-term investments	—	750
Marketable securities	89	91
Accounts receivable, less allowance of $222 ($213 in 2024)	3,918	3,987
Inventories:
Materials and supplies	1,305	1,147
Work in process	436	336
Finished goods	3,548	3,291
Total inventories	$5,289	$4,774
Prepaid expenses and other current assets	1,332	1,593
Total current assets	$13,003	$14,847
Property, plant and equipment:
Land, buildings and improvements	1,736	1,627
Machinery and equipment	5,536	5,056
Total property, plant and equipment	$7,272	$6,683
Less allowance for depreciation	3,570	3,235
Property, plant and equipment, net	$3,702	$3,448
Goodwill	19,183	15,855
Other intangibles, net	5,962	4,395
Noncurrent deferred income tax assets	1,375	1,742
Other noncurrent assets	3,106	2,684
Total assets	$46,331	$42,971

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,442	$1,679
Accrued compensation	1,075	1,403
Income taxes	91	539
Dividends payable	321	320
Accrued expenses and other liabilities	2,608	2,266
Current maturities of debt	1,751	1,409
Total current liabilities	$7,288	$7,616
Long-term debt, excluding current maturities	14,829	12,188
Income taxes	395	349
Other noncurrent liabilities	2,628	2,184
Total liabilities	$25,140	$22,337
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,492	2,361
Retained earnings	19,423	18,528
Accumulated other comprehensive loss	(762)	(293)
Total shareholders' equity	$21,191	$20,634
Total liabilities and shareholders' equity	$46,331	$42,971
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2025 Second Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months		Six Months
	2025	2024	2025	2024
Common stock shares outstanding (in millions)
Beginning	382.1	380.9	381.4	380.1
Issuance of common stock under stock compensation and benefit plans	0.2	0.2	0.9	1.0
Ending	382.3	381.1	382.3	381.1

Common stock
Beginning	$38	$38	$38	$38
Issuance of common stock under stock compensation and benefit plans	—	—	—	—
Ending	$38	$38	$38	$38
Additional paid-in capital
Beginning	$2,439	$2,257	$2,361	$2,200
Issuance of common stock under stock compensation and benefit plans	4	2	(2)	(28)
Share-based compensation	49	46	133	133
Ending	$2,492	$2,305	$2,492	$2,305
Retained earnings
Beginning	$18,862	$17,254	$18,528	$16,771
Net earnings	884	825	1,538	1,613
Cash dividends declared	(323)	(305)	(643)	(610)
Ending	$19,423	$17,774	$19,423	$17,774
Accumulated other comprehensive income (loss)
Beginning	$(409)	$(377)	$(293)	$(416)
Other comprehensive income (loss)	(353)	22	(469)	61
Ending	$(762)	$(355)	$(762)	$(355)
Total shareholders' equity	$21,191	$19,762	$21,191	$19,762
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2025 Second Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	2025	2024
Operating activities
Net earnings	$1,538	$1,613
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	214	210
Amortization of intangible assets	354	308
Asset impairments	90	19
Share-based compensation	133	133
Sale of inventory stepped-up to fair value at acquisition	99	9
Deferred income tax (benefit) expense	176	(31)
Changes in operating assets and liabilities:
Accounts receivable	257	103
Inventories	(226)	(230)
Accounts payable	(269)	(205)
Accrued expenses and other liabilities	(116)	(653)
Income taxes	(610)	(284)
Other, net	(279)	(155)
Net cash provided by operating activities	$1,361	$837
Investing activities
Acquisitions, net of cash acquired	(4,814)	(334)
Purchases of marketable securities	(27)	(32)
Proceeds from maturity of short-term investments	750	—
Proceeds from sales of marketable securities	32	31
Purchases of property, plant and equipment	(306)	(319)
Proceeds from settlement of net investment hedges	—	99
Proceeds from the sale of the Spinal Implants business	165	—
Other investing, net	(40)	30
Net cash used in investing activities	$(4,240)	$(525)
Financing activities
Proceeds (payments) on short-term borrowings, net	2	—
Proceeds from issuance of long-term debt	2,979	—
Payments on long-term debt	(650)	(600)
Payments of dividends	(641)	(609)
Cash paid for taxes from withheld shares	(115)	(127)
Other financing, net	(30)	(48)
Net cash provided by (used in) financing activities	$1,545	$(1,384)
Effect of exchange rate changes on cash and cash equivalents	57	(25)
Change in cash and cash equivalents	$(1,277)	$(1,097)
Cash and cash equivalents at beginning of period	3,652	2,971
Cash and cash equivalents at end of period	$2,375	$1,874
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2025 Second Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated
Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the
financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," "us" or "our") on
June 30, 2025 and the results of operations for the three and six months 2025. The results of operations included in these
Consolidated Financial Statements may not necessarily be
indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2024.
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
In the fourth quarter 2024 we reorganized our Spine business to align with certain updates to our internal reporting structure. The spine enabling technologies portfolio (Enabling Technologies)
was reclassified to Other Orthopaedics and Spine, the
interventional spine (IVS) portfolio was reclassified to Neuro
Cranial and the remaining Spine business was renamed to Spinal
Implants. In addition we changed the name of our “Orthopaedics and Spine” operating segment to “Orthopaedics.” Neuro Cranial includes sales related to IVS of $129 and $98 for the three
months 2025 and 2024 and $247 and $196 for the six months
2025 and 2024. Other Orthopaedics includes sales related to
Enabling Technologies of $34 and $31 for the three months 2025 and 2024 and $63 and $62 for the six months 2025 and 2024.
We have reflected these changes in all historical periods
presented.

Net Sales by Business
	Three Months		Six Months
	2025	2024	2025	2024
MedSurg and Neurotechnology:
Instruments	$768	$698	$1,498	$1,365
Endoscopy	899	768	1,766	1,546
Medical	990	908	1,935	1,772
Vascular	498	327	904	637
Neuro Cranial	616	514	1,179	992
	$3,771	$3,215	$7,282	$6,312
Orthopaedics:
Knees	$640	$602	$1,279	$1,190
Hips	466	428	909	821
Trauma and Extremities	957	832	1,902	1,662
Spinal Implants	5	178	171	349
Other	183	167	345	331
	$2,251	$2,207	$4,606	$4,353
Total	$6,022	$5,422	$11,888	$10,665

Net Sales by Geography
	Three Months 2025		Three Months 2024
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$621	$147	$564	$134
Endoscopy	742	157	623	145
Medical	840	150	763	145
Vascular	268	230	127	200
Neuro Cranial	507	109	418	96
	$2,978	$793	$2,495	$720
Orthopaedics:
Knees	$460	$180	$433	$169
Hips	283	183	261	167
Trauma and Extremities	702	255	610	222
Spinal Implants	—	5	124	54
Other	131	52	124	43
	$1,576	$675	$1,552	$655
Total	$4,554	$1,468	$4,047	$1,375

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2025 Second Quarter Form 10-Q

Net Sales by Geography
	Six Months 2025		Six Months 2024
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$1,208	$290	$1,096	$269
Endoscopy	1,452	314	1,259	287
Medical	1,642	293	1,478	294
Vascular	471	433	248	389
Neuro Cranial	972	207	808	184
	$5,745	$1,537	$4,889	$1,423

Orthopaedics:
Knees	$924	$355	$862	$328
Hips	552	357	512	309
Trauma and Extremities	1,415	487	1,221	441
Spinal Implants	118	53	241	108
Other	240	105	236	95
	$3,249	$1,357	$3,072	$1,281
Total	$8,994	$2,894	$7,961	$2,704
Costs to Obtain or Fulfill a Contract
We typically do not incur costs to fulfill a contract before a product or service is provided to a customer due to the nature of our products and services. Our costs to obtain contracts are typically in the form of sales commissions paid to employees or third-party agents. Certain sales commissions paid to employees prior to recognition of sales are recorded as deferred contract costs. We expense sales commissions associated with obtaining a contract at the time of the sale or as incurred as the
amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On June 30, 2025 and December 31, 2024 deferred
contracts costs recorded in our Consolidated Balance Sheets
were not significant.
Contract Assets and Liabilities
Our contract assets primarily relate to conditional rights to consideration for work completed but not billed at the reporting date. On June 30, 2025 and December 31, 2024 contract assets recorded in our Consolidated Balance Sheets were not
significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. This occurs primarily when payment is received upfront for certain multi-period extended service contracts. Our contract liabilities of $1,061 and $978 on June 30,
2025 and December 31, 2024 are classified within accrued
expenses and other liabilities and other noncurrent liabilities in our Consolidated Balance Sheets based on the timing of when
we expect to complete our performance obligations.
Changes in contract liabilities during the six months 2025 were as follows:

June 30
2025
Beginning contract liabilities	$978
Revenue recognized from beginning of year contract liabilities	(348)
Net advance consideration received during the period	431
Ending contract liabilities	$1,061
Transfers and Servicing of Financial Assets
We sell certain customer lease agreements and the related
leased assets to third-party financial institutions to accelerate our cash collection cycle. The lease receivables are sold without recourse and are derecognized from our Consolidated Balance
Sheets at the time of sale. Under the terms of our arrangements, we collect lease payments on behalf of the financial institutions but maintain no other form of continuing involvement. Sales of these lease agreements are classified as operating activities in our Consolidated Statements of Cash Flows. Fees earned for our servicing activities are immaterial. Revenue related to customer lease agreements sold under these arrangements represented
less than 4% of our total revenue for the three and six months
2025 and 2024.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)
INCOME (AOCI)

Three Months 2025	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$4	$17	$(430)	$(409)
OCI	—	3	22	(425)	(400)
Income taxes	—	(1)	(3)	62	58
Reclassifications to:
Cost of sales	—	—	(3)	—	(3)
Other (income) expense, net	—	—	—	(11)	(11)
Income taxes	—	—	1	2	3
Net OCI	$—	$2	$17	$(372)	$(353)
Ending	$—	$6	$34	$(802)	$(762)

Three Months 2024	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(26)	$41	$(392)	$(377)
OCI	—	(2)	8	49	55
Income taxes	—	1	(3)	(17)	(19)
Reclassifications to:
Cost of sales	—	—	(10)	—	(10)
Other (income) expense, net	—	—	(1)	(8)	(9)
Income taxes	—	—	3	2	5
Net OCI	$—	$(1)	$(3)	$26	$22
Ending	$—	$(27)	$38	$(366)	$(355)

Six Months 2025	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$4	$31	$(328)	$(293)
OCI	—	3	6	(585)	(576)
Income taxes	—	(1)	1	128	128
Reclassifications to:
Cost of sales	—	—	(5)	—	(5)
Other (income) expense, net	—	—	(1)	(22)	(23)
Income taxes	—	—	2	5	7
Net OCI	$—	$2	$3	$(474)	$(469)
Ending	$—	$6	$34	$(802)	$(762)

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2025 Second Quarter Form 10-Q

Six Months 2024	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(28)	$39	$(427)	$(416)
OCI	—	—	24	130	154
Income taxes	—	1	(7)	(57)	(63)
Reclassifications to:
Cost of sales	—	—	(20)	—	(20)
Other (income) expense, net	—	—	(3)	(16)	(19)
Income taxes	—	—	5	4	9
Net OCI	$—	$1	$(1)	$61	$61
Ending	$—	$(27)	$38	$(366)	$(355)
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
strategies, accounting practices or objectives from those
disclosed in our Annual Report on Form 10-K for 2024.

Foreign Currency Hedges
June 2025	Cash Flow	Net Investment	Non- Designated	Total
Gross notional amount	$1,280	$2,637	$3,484	$7,401
Maximum term in years				9.2
Fair value:
Other current assets	$38	$—	$13	$51
Other noncurrent assets	3	—	—	3
Other current liabilities	(17)	(37)	(95)	(149)
Other noncurrent liabilities	(2)	(146)	—	(148)
Total fair value	$22	$(183)	$(82)	$(243)

December 2024	Cash Flow	Net Investment	Non- Designated	Total
Gross notional amount	$1,588	$2,338	$5,164	$9,090
Maximum term in years				9.7
Fair value:
Other current assets	$43	$24	$119	$186
Other noncurrent assets	4	35	—	39
Other current liabilities	(29)	—	(41)	(70)
Other noncurrent liabilities	(3)	(4)	—	(7)
Total fair value	$15	$55	$78	$148
We had €2.3 billion at June 30, 2025 and December 31, 2024 in certain forward currency contracts designated as net investment hedges, for which the maximum term is 9.2 years, to hedge a
portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €5.0 billion at June 30, 2025 and December 31, 2024 of
senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain
international subsidiaries. The currency effects of our Euro-
denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
In the six months 2024 we settled certain foreign currency
forward contracts designated as net investment hedges resulting in cash proceeds of $99. The amounts in AOCI related to settled net investment hedges will remain in AOCI until the hedged
investment is either sold or substantially liquidated.
The total after-tax gain (loss) recognized in OCI related to designated net investment hedges was ($699) in the six months
2025.
Currency Exchange Rate Gains (Losses) Recognized in Net
Earnings

		Three Months		Six Months
Derivative Instrument	Recognized in:	2025	2024	2025	2024
Cash Flow	Cost of sales	$3	$10	$5	$20
Net Investment	Other income (expense), net	11	8	22	16
Non- Designated	Other income (expense), net	15	10	28	13
	Total	$29	$28	$55	$49
Pretax gains (losses) on derivatives designated as cash flow hedges of $29 and net investment hedges of $38 recorded in
AOCI are expected to be reclassified to cost of sales and other income (expense), net in earnings within 12 months of June 30,
2025. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment
hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
Pretax gains (losses) of $4 recorded in AOCI related to interest rate hedges closed in conjunction with debt issuances are
expected to be reclassified to other income (expense), net in earnings within 12 months of June 30, 2025. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual
Report on Form 10-K for 2024.
In the six months 2025 we assumed contingent consideration
liabilities with a fair value of $90 related to previous acquisitions made by Inari Medical Inc. (Inari). Refer to Note 7 for further information on the acquisition of Inari.
In 2024 we recorded $208 of contingent consideration related to various acquisitions described in Note 7.
There were no significant transfers into or out of any level of the fair value hierarchy in 2025.

Assets Measured at Fair Value
	June 30	December 31
	2025	2024
Cash and cash equivalents	$2,375	$3,652
Short-term investments	—	750
Trading marketable securities	286	259
Level 1 - Assets	$2,661	$4,661
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$50	$53
United States agency debt securities	—	1
United States treasury debt securities	37	34
Certificates of deposit	2	3
Total available-for-sale marketable securities	$89	$91
Foreign currency exchange forward contracts	54	225
Level 2 - Assets	$143	$316
Total assets measured at fair value	$2,804	$4,977

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2025 Second Quarter Form 10-Q

Liabilities Measured at Fair Value
	June 30	December 31
	2025	2024
Deferred compensation arrangements	$286	$259
Level 1 - Liabilities	$286	$259
Foreign currency exchange forward contracts	$297	$77
Level 2 - Liabilities	$297	$77
Contingent consideration:
Beginning	$452	$289
Additions	90	208
Change in estimate and foreign exchange	5	8
Settlements	(76)	(53)
Ending	$471	$452
Level 3 - Liabilities	$471	$452
Total liabilities measured at fair value	$1,054	$788

Fair Value of Available for Sale Securities by Maturity
	June 30	December 31
	2025	2024
Due in one year or less	$48	$47
Due after one year through three years	$41	$44
On June 30, 2025 and December 31, 2024 the aggregate
difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest income on cash and cash equivalents and short-term investments and income from
marketable securities was $24 and $26 in the three months 2025 and 2024, and $62 in the six months 2025 and 2024, which was recorded in other income (expense), net.
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
We have incurred, and expect to incur in the future, costs
associated with the defense and settlement of claims and
lawsuits. Based on the information that has been received related to the matters discussed above, our accrual for these matters was $164 at June 30, 2025, representing our best estimate of probable loss. The final outcomes of these matters are
dependent on many factors that are difficult to predict.
Accordingly the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.

Leases
	June 30	December 31
	2025	2024
Right-of-use assets	$551	$516
Lease liabilities, current	$159	$144
Lease liabilities, non-current	$389	$379

Other information:
Weighted-average remaining lease term (years)	5.0	5.1
Weighted-average discount rate	3.87%	3.87%

	Three Months		Six Months
	2025	2024	2025	2024
Operating lease cost	$52	$50	$105	$97
Other Contractual Obligations and Commitments
Our outstanding balances of confirmed invoices in the supplier financing program were $64 and $71 at June 30, 2025 and
December 31, 2024 and are included within accounts payable in our Consolidated Balance Sheets.
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development
strategies. In the six months 2025 and 2024 cash paid for
acquisitions, net of cash acquired was $4,814 and $334.
In February 2025 we completed the acquisition of Inari for $80 per share, or an aggregate purchase price of $4,810, net of cash acquired. Inari's product portfolio includes minimally invasive products for the treatment of venous thromboembolism. Inari is part of our Vascular business within MedSurg and
Neurotechnology. The purchase price allocation for Inari is based on preliminary valuations, primarily related to developed
technology and customer relationships. Goodwill attributable to the acquisition reflects the strategic benefits of expanding our market presence, diversifying our product portfolio and advancing innovations. This goodwill is not deductible for tax purposes.
Share-based awards for Inari employees vested upon our
acquisition and a charge of $139 was recorded in selling, general and administrative expenses in the six months 2025.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2025 Second Quarter Form 10-Q
In 2024 we completed various acquisitions for total consideration that includes $1,628 in upfront payments, net of cash acquired, and $400 contingent upon the achievement of certain commercial or clinical milestones. The combined acquisition-date fair values of the contingent milestone payments totaled $208. Goodwill of
$303 and $848 was recorded within our Orthopaedics and our
MedSurg and Neurotechnology segments respectively. The
acquired companies expand the product portfolios of our
Instruments, Endoscopy, Medical and Neuro Cranial businesses within MedSurg and Neurotechnology and our Trauma and
Extremities and Joint Replacement businesses within
Orthopaedics. The purchase price allocation for certain of our acquisitions are based on preliminary valuations, primarily related to developed technology and customer relationships. Goodwill attributable to the acquisitions reflects the strategic benefits of expanding our market presence, diversifying our product portfolio and advancing innovations. This goodwill is not deductible for tax purposes.
The purchase price allocations for the acquisitions completed in the six months 2025 and full year 2024 are:

Purchase Price Allocation of Acquired Net Assets
	2025	2024
	Inari	Total
Tangible assets acquired:
Accounts receivable	$78	$41
Inventory	219	104
Deferred income tax assets	59	39
Other assets	84	26
Debt	—	(32)
Deferred income tax liabilities	(486)	(205)
Other liabilities	(191)	(107)
Intangible assets:
Developed technology	1,458	597
Customer relationships	330	214
Patents	—	6
Trademarks	—	2
Other intangibles	72	—
Goodwill	3,187	1,151
Purchase price, net of cash acquired of $64 and $56	$4,810	$1,836
Weighted average amortization period at acquisition (years):
Developed technologies	13	12
Customer relationships	13	14
Patents	—	12
Trademarks	—	5
Other intangibles	9	—

Consolidated Estimated Amortization Expense
Remainder of 2025	2026	2027	2028	2029
$374	$693	$705	$625	$611
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on
June 30, 2025.
In February 2025 we entered into a new revolving credit
agreement that replaces our previous agreement dated October
2021. The primary changes included increasing the aggregate
principal amount of the facility by $750 to $3,000 and extending the maturity date to February 25, 2030. On June 30, 2025 there were no borrowings outstanding under our revolving credit facility or our commercial paper program which allows for maturities up to 397 days from the date of issuance. The maximum amount of our commercial paper that can be outstanding at any time is
$2,250.
In February 2025 we issued $500 of 4.550% senior unsecured
notes due February 10, 2027, $700 of 4.700% senior unsecured notes due February 10, 2028, $800 of 4.850% senior unsecured notes due February 10, 2030 and $1,000 of 5.200% senior
unsecured notes due February 10, 2035. In June 2025 we repaid
$650M of 1.150% senior unsecured notes.

Summary of Total Debt
		June 30	December 31
Rate	Due	2025	2024
Senior unsecured notes:
1.150%	June 15, 2025	—	649
3.375%	November 1, 2025	750	750
3.500%	March 15, 2026	999	998
4.550%	February 10, 2027	497	—
2.125%	November 30, 2027	877	777
4.700%	February 10, 2028	696	—
3.650%	March 7, 2028	599	598
4.850%	December 8, 2028	596	596
3.375%	December 11, 2028	701	621
0.750%	March 1, 2029	935	828
4.250%	September 11, 2029	744	743
4.850%	February 10, 2030	793	—
1.950%	June 15, 2030	994	993
2.625%	November 30, 2030	756	669
1.000%	December 3, 2031	873	772
3.375%	September 11, 2032	930	824
4.625%	September 11, 2034	740	740
5.200%	February 10, 2035	989	—
3.625%	September 11, 2036	693	613
4.100%	April 1, 2043	393	393
4.375%	May 15, 2044	396	396
4.625%	March 15, 2046	984	984
2.900%	June 15, 2050	643	643
Other		2	10
Total debt		$16,580	$13,597
Less current maturities		1,751	1,409
Total long-term debt		$14,829	$12,188

		June 30	December 31
		2025	2024
Unamortized debt issuance costs		$78	$63
Borrowing capacity on existing facilities		$2,913	$2,160
Fair value of senior unsecured notes		$15,973	$12,780
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings
based on quoted active market prices and yields that took into account the underlying terms of the debt instruments.
Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
Interest expense on outstanding debt and credit facilities,
including required fees incurred, that were included in other income (expense), net, totaled $159 and $96 for the three
months 2025 and 2024 and $296 and $194 for the six months
2025 and 2024.
NOTE 9 - INCOME TAXES
Our effective tax rates were 13.0% and 13.6% in the three and six months 2025 and 17.3% and 16.0% in the three and six
months 2024. The effective income tax rate for the three and six months 2025 decreased from three and six months 2024 due to
2025 tax benefit related to the sale of the Spinal Implants
business. The effective tax rates for the three and six months
2025 and 2024 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items.

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2025 Second Quarter Form 10-Q
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
segment to our MedSurg and Neurotechnology segment due to
changes in our internal reporting structure.

Segment Results
	Three Months		Six Months
	2025	2024	2025	2024
MedSurg and Neurotechnology	$3,771	$3,215	$7,282	$6,312
Orthopaedics	2,251	2,207	4,606	4,353
Net sales	$6,022	$5,422	$11,888	$10,665
MedSurg and Neurotechnology	$1,414	$1,287	$2,736	$2,525
Orthopaedics	599	576	1,228	1,167
Cost of sales	$2,013	$1,863	$3,964	$3,692
MedSurg and Neurotechnology	$246	$194	$471	$389
Orthopaedics	127	136	267	270
Segment research, development and engineering expenses	$373	$330	$738	$659
MedSurg and Neurotechnology	$984	$775	$1,921	$1,538
Orthopaedics	743	756	1,590	1,507
Segment selling, general and administrative expenses	$1,727	$1,531	$3,511	$3,045
MedSurg and Neurotechnology	$58	$56	$115	$110
Orthopaedics	104	105	202	213
Segment depreciation and amortization	$162	$161	$317	$323
Corporate and Other	$40	$38	$79	$78
Amortization of intangible assets	187	155	354	308
Total depreciation and amortization	$389	$354	$750	$709
MedSurg and Neurotechnology	$1,069	$903	$2,039	$1,750
Orthopaedics	678	634	1,319	1,196
Segment operating income	$1,747	$1,537	$3,358	$2,946
Items not allocated to segments:
Corporate and Other	$(202)	$(203)	$(469)	$(466)
Inventory stepped up to fair value	(65)	(9)	(99)	(9)
Acquisition and integration-related charges	(78)	(14)	(263)	(1)
Amortization of intangible assets	(187)	(155)	(354)	(308)
Structural optimization and other special charges	(11)	(59)	(52)	(70)
Goodwill and other impairments	(55)	(16)	(90)	(19)
Medical device regulation	(7)	(15)	(19)	(28)
Recall-related matters	(22)	(17)	(55)	(22)
Regulatory and legal matters	(7)	2	(7)	—
Consolidated operating income	$1,113	$1,051	$1,950	$2,023

Segment Assets
	June 30	December 31
	2025	2024
Assets:
MedSurg and Neurotechnology	$26,909	$23,115
Orthopaedics	17,865	18,507
Total segment assets	$44,774	$41,622
Corporate and Other	1,557	1,349
Total assets	$46,331	$42,971

Segment Capital Spending	Six Months
	2025	2024
Purchases of property, plant and equipment:
MedSurg and Neurotechnology	$95	$83
Orthopaedics	101	111
Total segment purchases of property, plant and equipment	$196	$194
Corporate and Other	110	125
Total purchases of property, plant and equipment	$306	$319

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2025 Second Quarter Form 10-Q
NOTE 11 - SALE OF SPINAL IMPLANTS BUSINESS
During the fourth quarter 2024 management committed to a plan to sell certain assets associated with the Spinal Implants
business (disposal group) and such assets were classified as held for sale beginning November 2024. As a result we recorded a valuation allowance of $362 to record the disposal group at its fair value less cost to sell.
In April 2025 we completed the sale of the disposal group to the
Viscogliosi Brothers, LLC. In the six months 2025 we recognized immaterial impairment charges to record the disposal group at its fair value less cost to sell within goodwill and other impairments in our Consolidated Statements of Earnings. The fair value of the disposal group and consideration received was measured using a discounted cash flow analysis based upon the selling price and unobservable inputs, such as market conditions and the rate
used to discount the estimated future cash flows to their present value based on factors including the disposal group’s cost of equity and market yield rates, which are Level 3 inputs.
Consideration could increase by up to $57 or decrease  by up to
$245 based on the amount received.
The assets associated with the disposal group are reported in our
Orthopaedics segment at December 31, 2024. The assets and
liabilities held for sale at December 31, 2024 are classified within prepaid expenses and other current assets and accrued
expenses and other liabilities in our Consolidated Balance
Sheets. The assets and liabilities of the disposal group at the date of sale and at December 31, 2024 were as follows:

		Held for Sale
	Date of Sale	December 31
	2025	2024
Accounts receivable, net	$56	$62
Total inventories	195	183
Prepaid expenses and other current assets	27	10
Property, plant and equipment, net	53	51
Other intangibles, net	323	326
Noncurrent deferred income tax assets	9	9
Other noncurrent assets	179	171
Valuation allowance	(395)	(362)
Total assets	$447	$450

Accounts payable	$41	$28
Accrued compensation	20	26
Accrued expenses and other liabilities	24	29
Other noncurrent liabilities	27	21
Total liabilities	$112	$104

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2025 Second Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Macroeconomic Environment
Beginning in 2025, the United States government has announced new tariffs on goods imported into the United States from dozens of countries, including China and the European Union member
states. In response, governments have threatened or imposed
reciprocal tariffs or taken other measures, and the United States is in the process of negotiating with certain governments. We continue to monitor and evaluate the situation. Tariffs are
expected to result in an increase in certain product costs or have adverse impacts on, among other things, demand for our
products and supply chains. The overall macroeconomic and
geopolitical environment, including tariffs or changes in trade policies, slower economic growth or recession, market volatility and inflation, and uncertainty regarding all of the foregoing, pose risks that could impact our business and results of operations.
For more information about these risks, see Item 1A. "Risk
Factors" in our Annual Report on Form 10-K for 2024.
Overview of the Three and Six Months
In the three months 2025 we achieved sales growth of 11.1%
from 2024. Excluding the impact of acquisitions and divestitures, sales grew 10.2% in constant currency. We reported operating income margin of 18.5%, net earnings of $884 and net earnings per diluted share of $2.29. Excluding the impact of certain items, adjusted operating income margin(1) increased by 110 basis
points to 25.7%, with adjusted net earnings(1) of $1,211 and adjusted net earnings per diluted share(1) of $3.13, an increase of
11.4% from 2024.
In the six months 2025 we achieved sales growth of 11.5% from
2024. Excluding the impact of acquisitions and divestitures, sales grew 10.2% in constant currency. We reported operating income margin of 16.4%, net earnings of $1,538 and net earnings per diluted share of $3.98. Excluding the impact of certain items, adjusted operating income margin(1) increased by 100 basis
points to 24.3%, with adjusted net earnings(1) of $2,308 and adjusted net earnings per diluted share(1) of $5.97, an increase of
12.4% from 2024.
Recent Developments
In the first quarter 2025 we completed the acquisition of Inari for total consideration of $4,810, in upfront payments, net of cash acquired. Refer to Note 7 to our Consolidated Financial
Statements for further information.
In February 2025 we entered into a new revolving credit
agreement that replaces our previous agreement dated October
2021. The primary changes were to increase the aggregate
principal amount of the facility by $750 to $3,000 and extend the maturity date to February 25, 2030. On June 30, 2025 there were no borrowings outstanding under our revolving credit facility or our commercial paper program which allows for maturities up to
397 days from the date of issuance. The maximum amount of our commercial paper that can be outstanding at any time is $2,250.
In February 2025 we issued $500 of 4.550% senior unsecured
notes due February 10, 2027, $700 of 4.700% senior unsecured notes due February 10, 2028, $800 of 4.850% senior unsecured notes due February 10, 2030 and $1,000 of 5.200% senior
unsecured notes due February 10, 2035. In June 2025 we repaid
$650M of 1.150% senior unsecured notes.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-
GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months					Six Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2025	2024	2025	2024	Change	2025	2024	2025	2024	Change
Net sales	$6,022	$5,422	100.0%	100.0%	11.1%	$11,888	$10,665	100.0%	100.0%	11.5%
Gross profit	3,841	3,416	63.8	63.0	12.4	7,585	6,749	63.8	63.3	12.4
Research, development and engineering expenses	407	363	6.8	6.7	12.1	812	731	6.8	6.9	11.1
Selling, general and administrative expenses	2,079	1,831	34.5	33.8	13.5	4,379	3,668	36.8	34.4	19.4
Amortization of intangible assets	187	155	3.1	2.9	20.6	354	308	3.0	2.9	14.9
Goodwill and other impairments	55	16	0.9	0.3	nm	90	19	0.8	0.2	nm
Other income (expense), net	(97)	(53)	(1.6)	(1.0)	83.0	(170)	(102)	(1.4)	(1.0)	66.7
Income taxes	132	173	nm	nm	(23.7)	242	308	nm	nm	(21.4)
Net earnings	$884	$825	14.7%	15.2%	7.2%	$1,538	$1,613	12.9%	15.1%	(4.6)%

Net earnings per diluted share	$2.29	$2.14			7.0%	$3.98	$4.19			(5.0)%
Adjusted net earnings per diluted share(1)	$3.13	$2.81			11.4%	$5.97	$5.31			12.4%
nm - not meaningful

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2025 Second Quarter Form 10-Q

Geographic and Segment Net Sales
	Three Months				Six Months
			Percentage Change				Percentage Change
	2025	2024	As Reported	Constant Currency	2025	2024	As Reported	Constant Currency
Geographic:
United States	$4,554	$4,047	12.5%	12.5%	$8,994	$7,961	13.0%	13.0%
International	1,468	1,375	6.8	3.9	2,894	2,704	7.0	7.3
Total	$6,022	$5,422	11.1%	10.3%	$11,888	$10,665	11.5%	11.5%
Segment:
MedSurg and Neurotechnology	$3,771	$3,215	17.3%	16.7%	$7,282	$6,312	15.4%	15.5%
Orthopaedics	2,251	2,207	2.0	1.1	4,606	4,353	5.8	5.8
Total	$6,022	$5,422	11.1%	10.3%	$11,888	$10,665	11.5%	11.5%

Supplemental Net Sales Growth Information
	Three Months							Six Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2025	2024	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2025	2024	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$768	$698	10.0%	9.4%	10.1%	9.7%	6.8%	$1,498	$1,365	9.7%	9.7%	10.2%	7.8%	7.8%
Endoscopy	899	768	17.1	16.7	19.1	8.3	6.4	1,766	1,546	14.2	14.4	15.3	9.4	10.4
Medical	990	908	9.0	8.6	10.1	3.4	1.2	1,935	1,772	9.2	9.3	11.1	(0.3)	0.3
Vascular	498	327	52.3	50.7	111.0	15.0	11.7	904	637	41.9	42.3	89.9	11.3	11.4
Neuro Cranial	616	514	19.8	19.2	21.3	13.5	9.9	1,179	992	18.9	18.8	20.3	12.5	12.7
	$3,771	$3,215	17.3%	16.7%	19.4%	10.1%	7.4%	$7,282	$6,312	15.4%	15.5%	17.5%	8.0%	8.4%
Orthopaedics:
Knees	$640	$602	6.3%	5.6%	6.2%	6.5%	4.1%	$1,279	$1,190	7.5%	7.7%	7.2%	8.2%	8.8%
Hips	466	428	8.9	7.5	8.4	9.6	6.3	909	821	10.7	10.6	7.8	15.5	15.2
Trauma and Extremities	957	832	15.0	14.0	15.1	14.9	10.5	1,902	1,662	14.4	14.3	15.9	10.4	9.9
Other	183	167	9.6	8.5	5.6	20.9	19.0	345	331	4.2	4.3	1.7	10.5	11.0
	$2,246	$2,029	10.7%	9.7%	10.4%	11.5%	8.1%	$4,435	$4,004	10.8%	10.8%	10.6%	11.1%	11.1%
Spinal Implants	5	178	(97.2)	(97.0)	(100.0)	(90.7)	(90.2)	171	349	(51.0)	(50.7)	(51.0)	(50.9)	(49.2)
	$2,251	$2,207	2.0%	1.1%	1.5%	3.1%	—%	$4,606	$4,353	5.8%	5.8%	5.8%	5.9%	6.0%
Total	$6,022	$5,422	11.1%	10.3%	12.5%	6.8%	3.9%	$11,888	$10,665	11.5%	11.5%	13.0%	7.0%	7.3%
Note: In the first quarter 2025 we changed the name of our Neurovascular business to Vascular due the acquisition of Inari. In the fourth quarter 2024 we reorganized our Spine business to align with certain updates to our internal reporting structure. The spine enabling technologies portfolio (Enabling Technologies) was reclassified to Other Orthopaedics, the interventional spine portfolio was reclassified to Neuro Cranial and the remaining Spine business was renamed to Spinal Implants. Neuro Cranial includes sales related to interventional spine of $129 and $98 for the three months 2025 and 2024 and $247 and $196 for the six months 2025 and 2024. Other
Orthopaedics includes sales related to Enabling Technologies of $34 and $31 for the three months 2025 and 2024 and $63 and $62 for the six months 2025 and 2024. We have reflected these changes in all historical periods presented.

Consolidated Net Sales
Consolidated net sales increased 11.1% in the three months
2025 as reported and 10.3% in constant currency, as foreign
currency exchange rates positively impacted net sales by 0.8%.
Excluding the 0.1% impact of acquisitions and divestitures, net sales in constant currency increased by 9.7% from increased unit volume and 0.5% due to higher prices. The unit volume increase was due to higher product shipments across all MedSurg and
Neurotechnology businesses and most Orthopaedics businesses.
Consolidated net sales increased 11.5% in the six months 2025 as reported and 11.5% in constant currency. Excluding the 1.3%
impact of acquisitions and divestitures, net sales in constant currency increased by 9.6% from increased unit volume and
0.6% due to higher prices. The unit volume increase was due to higher product shipments across all MedSurg and
Neurotechnology businesses and most Orthopaedics businesses.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales increased 17.3% in the three months 2025 as reported and 16.7% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.6%. Excluding the 5.7% impact of acquisitions and
divestitures, net sales in constant currency increased by 10.2%
from increased unit volume and 0.8% from higher prices. The unit volume increase was due to higher shipments across all
MedSurg and Neurotechnology businesses.
MedSurg and Neurotechnology net sales increased 15.4% in the six months 2025 as reported and 15.5% in constant currency, as foreign currency exchange rates negatively impacted net sales by
0.1%. Excluding the 4.7% impact of acquisitions and divestitures, net sales in constant currency increased by 9.8% from increased unit volume and 1.0% from higher prices. The unit volume

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2025 Second Quarter Form 10-Q
increase was due to higher shipments across all MedSurg and
Neurotechnology businesses.
Orthopaedics Net Sales
Orthopaedics net sales increased 2.0% in the three months 2025 as reported and 1.1% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.9%. Excluding the (7.9)% impact of acquisitions and divestitures, net sales in constant currency increased 9.0% from increased unit volume.
The unit volume increase was due to higher shipments across
most Orthopaedics businesses.
Orthopaedics net sales increased 5.8% in the six months 2025 as reported and 5.8% in constant currency. Excluding the (3.4)%
impact of acquisitions and divestitures, net sales in constant currency increased 9.2% from increased unit volume. The unit volume increase was due to higher shipments across most
Orthopaedics businesses.
Gross Profit
Gross profit was $3,841 and $3,416 in the three months 2025
and 2024. The key components of the change were:

Gross Profit Percent Net Sales
Three Months 2024	63.0%
Sales pricing	20 bps
Volume and mix	70 bps
Manufacturing and supply chain costs	40 bps
Structural optimization and other special charges	30 bps
Inventory stepped up to fair value	(80) bps
Three Months 2025	63.8%
Gross profit as a percentage of net sales in the three months
2025 remained relatively flat with 2024.
Gross profit was $7,585 and $6,749 in the six months 2025 and
2024. The key components of the change were:

Gross Profit Percent Net Sales
Six Months 2024	63.3%
Sales pricing	20 bps
Volume and mix	80 bps
Manufacturing and supply chain costs	60 bps
Structural optimization and other special charges	(30) bps
Inventory stepped up to fair value	(80) bps
Six Months 2025	63.8%
While segment mix was not a significant driver of the change in gross profit as a percent of net sales between the six months
2025 and 2024, we generally expect segment mix to have an
unfavorable impact for the foreseeable future as we anticipate more rapid sales growth in our lower gross margin MedSurg and
Neurotechnology segment than our Orthopaedics segment.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased
$44 or 12.1% in the three months 2025. Expenses as a
percentage of net sales in the three months 2025 of 6.8%
remained relatively flat with 6.7% in 2024.
Research, development and engineering expenses increased
$81 or 11.1% in the six months 2025. Expenses as a percentage of net sales in the six months 2025 of 6.8% remained relatively flat with 6.9% in 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $248 or
13.5% in the three months 2025. As a percentage of net sales, expenses increased to 34.5% from 33.8% in 2024, primarily due to higher acquisition-related costs and continued investments to support our growth.
Selling, general and administrative expenses increased $711 or
19.4% in the six months 2025. As a percentage of net sales,
expenses increased to 36.8% from 34.4% in 2024, primarily due to higher acquisition-related costs and continued investments to support our growth. Expenses in the six months 2025 included a charge of $139 for share-based awards for Inari employees that vested upon our acquisition.
Amortization of Intangible Assets
Amortization of intangible assets was $187 and $155 in the three months and $354 and $308 and six months 2025 and 2024.
Refer to Note 7 to our Consolidated Financial Statements for
further information.
Goodwill and other impairments
Goodwill and other impairments was $55 and $16 in the three
months and $90 and $19 in the six months 2025 and 2024.
Operating Income
Operating income was $1,113 and $1,051 in the three months
2025 and 2024. Operating income as a percentage of net sales in the three months 2025 decreased to 18.5% from 19.4% in 2024.
Refer to the discussion above for the primary drivers of the change.
Operating income was 1,950 and 2,023 in the six months 2025
and 2024. Operating income as a percentage of net sales in the six months 2025 decreased to 16.4% from 19.0% in 2024. Refer to the discussion above for the primary drivers of the change.
MedSurg and Neurotechnology operating income as a
percentage of net sales increased to 28.3% in the three months
2025 from 28.1% in 2024. Orthopaedics operating income as a
percentage of net sales increased to 30.1% in the three months
2025 from 28.7% in 2024. The key components of the change
were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics
Three Months 2024	28.1%	28.7%
Sales pricing	30 bps	0 bps
Volume	100 bps	10 bps
Manufacturing and supply chain costs	130 bps	(50) bps
Research, development and engineering expenses	(50) bps	50 bps
Selling, general and administrative expenses	(200) bps	130 bps
Three Months 2025	28.3%	30.1%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales for the three months was primarily driven by lower manufacturing and supply chain costs and higher unit volumes and prices offset by  higher selling, general and administrative expenses primarily due to the acquisition of Inari and continued investments to support our growth.
The increase in Orthopaedics operating income as a percentage of net sales for the three months was primarily driven by higher unit volumes, lower selling, general and administrative expenses and lower research, development and engineering expenses
partially offset by higher manufacturing and supply chain costs
MedSurg and Neurotechnology operating income as a
percentage of net sales increased to 28.0% in the six months
2025 from 27.7% in 2024. Orthopaedics operating income as a
percentage of net sales increased to 28.6% in the six months
2025 from 27.5% in 2024. The key components of the change
were:

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2025 Second Quarter Form 10-Q

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics
Six Months 2024	27.7%	27.5%
Sales pricing	40 bps	0 bps
Volume	90 bps	30 bps
Manufacturing and supply chain costs	130 bps	0 bps
Research, development and engineering expenses	(30) bps	50 bps
Selling, general and administrative expenses	(200) bps	30 bps
Six Months 2025	28.0%	28.6%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales for the six months was primarily driven by lower manufacturing and supply chain costs and higher unit volumes and prices offset by  higher selling, general and administrative expenses primarily due to the acquisition of Inari and continued investments to support our growth.
The increase in Orthopaedics operating income as a percentage of net sales for the six months was primarily driven by higher unit volumes, lower research, development and engineering
expenses and lower selling, general and administrative
expenses.
Other Income (Expense), Net
Other income (expense), net was ($97) and ($53) in the three months and ($170) and ($102) in the six months 2025 and
2024. The increase in net expense in the three months and six months 2025 from 2024 was primarily due to higher interest
expense in 2025.
Income Taxes
Our effective tax rates were 13.0% and 13.6% in the three and six months 2025 and 17.3% and 16.0% in the three and six
months 2024. The effective income tax rate for the three and six months 2025 decreased from the three and six months 2024 due to the 2025 tax benefit related to the sale of the Spinal Implants business. The effective tax rates for the three and six months
2025 and 2024 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items.
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
On July 4, 2025 the One Big Beautiful Bill Act (OBBBA) was
enacted into United States law.  We are currently evaluating the impact of the OBBBA and do not expect the tax-related
provisions to have a material impact on our Consolidated
Financial Statements.
Net Earnings
Net earnings increased to $884 or $2.29 per diluted share in the three months  2025 from $825 or $2.14 per diluted share in 2024.
Net earnings decreased to $1,538 or $3.98 per diluted share in six months 2025 from $1,613 or $4.19 per diluted share in 2024.
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
2.Amortization of purchased intangible assets. Periodic
amortization expense related to purchased intangible assets.
3.Structural optimization and other special charges. Costs
associated with employee retention and workforce

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2025 Second Quarter Form 10-Q
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
same as those used in the calculation of reported net earnings per diluted share for the respective period.

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2025	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,841	$2,079	$407	$1,113	$(97)	$132	$884	13.0%	$2.29
Reported percent net sales	63.8%	34.5%	6.8%	18.5%	(1.6)%	nm	14.7%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	65	—	—	65	—	16	49	0.5	0.12
Other acquisition and integration-related (a)	1	(76)	(1)	78	—	20	58	0.7	0.15
Amortization of purchased intangible assets	—	—	—	187	—	39	148	1.0	0.37
Structural optimization and other special charges (b)	6	(2)	(3)	11	(9)	(2)	4	(0.2)	0.01
Goodwill and other impairments (c)	—	—	—	55	—	22	33	1.2	0.10
Medical device regulations (d)	—	—	(7)	7	—	1	6	0.1	0.02
Recall-related matters (e)	21	(1)	—	22	—	1	21	(0.3)	0.06
Regulatory and legal matters (f)	—	(7)	—	7	—	1	6	0.1	0.01
Tax matters (g)	—	—	—	—	—	(2)	2	(0.2)	—
Adjusted	$3,934	$1,993	$396	$1,545	$(106)	$228	$1,211	15.9%	$3.13
Adjusted percent net sales	65.4%	33.1%	6.6%	25.7%	(1.8)%	nm	20.1%

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2025 Second Quarter Form 10-Q

Three Months 2024	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,416	$1,831	$363	$1,051	$(53)	$173	$825	17.3%	$2.14
Reported percent net sales	63.0%	33.8%	6.7%	19.4%	(1.0)%	nm	15.2%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	9	—	—	9	—	2	7	0.1	0.02
Other acquisition and integration-related (a)	—	(14)	—	14	—	2	12	0.1	0.03
Amortization of purchased intangible assets	—	—	—	155	—	32	123	0.8	0.33
Structural optimization and other special charges (b)	40	(19)	—	59	—	17	42	0.5	0.11
Goodwill and other impairments (c)	—	—	—	16	—	—	16	—	0.04
Medical device regulations (d)	4	—	(11)	15	—	4	11	0.1	0.02
Recall-related matters (e)	11	(6)	—	17	—	4	13	0.1	0.03
Regulatory and legal matters (f)	—	2	—	(2)	—	(1)	(1)	—	—
Tax matters (g)	—	—	—	—	(1)	(38)	37	(3.8)	0.09
Adjusted	$3,480	$1,794	$352	$1,334	$(54)	$195	$1,085	15.2%	$2.81
Adjusted percent net sales	64.2%	33.1%	6.5%	24.6%	(1.0)%	nm	20.0%
(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	Three Months
	2025	2024
Termination of sales relationships	$—	$2
Employee retention and workforce reductions	29	4
Changes in the fair value of contingent consideration	3	2
Manufacturing integration costs	3	1
Other integration-related activities	43	5
Adjustments to Operating Income	$78	$14
Other income taxes related to acquisition and integration-related costs	20	2
Adjustments to Income Taxes	$20	$2
Adjustments to Net Earnings	$58	$12
(b) Structural optimization and other special charges represent the costs associated with:

	Three Months
	2025	2024
Employee retention and workforce reductions	$5	$3
Closure/transfer of manufacturing and other facilities	7	10
Product line exits	(10)	6
Termination of sales relationships in certain countries	(3)	1
Other charges	12	39
Adjustments to Operating Income	$11	$59
Adjustments to Other Income (Expense), Net	$(9)	$—
Adjustments to Income Taxes	$(2)	$17
Adjustments to Net Earnings	$4	$42
(c) Goodwill and other impairments represent the costs associated with:

	Three Months
	2025	2024
Certain long-lived and intangible asset write-offs and impairments	$52	$7
Product line exits (e.g., long-lived asset and specifically-identified intangible asset write-offs)	3	9
Adjustments to Operating Income	$55	$16
Adjustments to Income Taxes	$22	$—
Adjustments to Net Earnings	$33	$16
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
resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION	2025 Second Quarter Form 10-Q
(g)    Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	Three Months
	2025	2024
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(45)	$(47)
Certain tax audit settlements	—	(2)
Other tax matters	43	11
Adjustments to Income Taxes	$(2)	$(38)
Charges / benefits for certain tax audit settlements	—	(1)
Adjustments to Other Income (Expense), Net	$—	$(1)
Adjustments to Net Earnings	$2	$37

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Six Months 2025	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$7,585	$4,379	$812	$1,950	$(170)	$242	$1,538	13.6%	$3.98
Reported percent net sales	63.8%	36.8%	6.8%	16.4%	(1.4)%	nm	12.9%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	99	—	—	99	—	24	75	0.5	0.19
Other acquisition and integration-related (a)	14	(247)	(2)	263	—	26	237	(0.7)	0.62
Amortization of purchased intangible assets	—	—	—	354	—	73	281	1.1	0.72
Structural optimization and other special charges (b)	28	(21)	(3)	52	(9)	12	31	0.3	0.08
Goodwill and other impairments (c)	—	—		90	—	31	59	1.0	0.16
Medical device regulations (d)	1	—	(18)	19	—	4	15	0.1	0.04
Recall-related matters (e)	52	(3)	—	55	—	9	46	0.1	0.12
Regulatory and legal matters (f)	—	(7)	—	7	—	2	5	0.1	0.01
Tax matters (g)	—	—	—	—	—	(21)	21	(1.2)	0.05
Adjusted	$7,779	$4,101	$789	$2,889	$(179)	$402	$2,308	14.9%	$5.97
Adjusted percent net sales	65.4%	34.5%	6.6%	24.3%	(1.5)%	nm	19.4%

Six Months 2024	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$6,749	$3,668	$731	$2,023	$(102)	$308	$1,613	16.0%	$4.19
Reported percent net sales	63.3%	34.4%	6.9%	19.0%	(1.0)%	nm	15.1%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	9	—	—	9	—	2	7	0.1	0.02
Other acquisition and integration-related (a)	—	(1)	—	1	—	3	(2)	0.2	(0.01)
Amortization of purchased intangible assets	—	—	—	308	—	64	244	1.1	0.64
Structural optimization and other special charges (b)	43	(27)	—	70	—	20	50	0.4	0.18
Goodwill and other impairments (c)	—	—	—	19	—	—	19	—	—
Medical device regulations (d)	5	—	(23)	28	—	7	21	0.1	0.05
Recall-related matters (e)	11	(11)	—	22	—	5	17	0.1	0.04
Regulatory and legal matters (f)	—	—	—	—	—	—	—	—	—
Tax matters (g)	—	—	—	—	(1)	(79)	78	(4.1)	0.20
Adjusted	$6,817	$3,629	$708	$2,480	$(103)	$330	$2,047	13.9%	$5.31
Adjusted percent net sales	63.9%	34.0%	6.6%	23.3%	(1.0)%	nm	19.2%
(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	Six Months
	2025	2024
Termination of sales relationships	$—	$3
Employee retention and workforce reductions	45	4
Changes in the fair value of contingent consideration	1	(14)
Manufacturing integration costs	7	1
Stock compensation payments upon a change in control	139	—
Other integration-related activities	71	7
Adjustments to Operating Income	$263	$1
Other income taxes related to acquisition and integration-related costs	26	3
Adjustments to Income Taxes	$26	$3
Adjustments to Net Earnings	$237	$(2)

Dollar amounts are in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION	2025 Second Quarter Form 10-Q
(b) Structural optimization and other special charges represent the costs associated with:

	Six Months
	2025	2024
Employee retention and workforce reductions	$38	$2
Closure/transfer of manufacturing and other facilities (e.g., site closure, contract termination and redundant employee costs)	12	16
Product line exits (e.g., inventory, long-lived asset and specifically-identified intangible asset write-offs)	(7)	6
Termination of sales relationships in certain countries	(4)	1
Other charges	13	45
Adjustments to Operating Income	$52	$70
Adjustments to Income Taxes	$12	$20
Adjustments to Other Income (Expense), Net	$(9)	$—
Adjustments to Net Earnings	$31	$50
(c) Goodwill and other impairments represent the costs associated with:

	Six Months
	2025	2024
Certain long-lived and intangible asset write-offs and impairments	$86	$10
Product line exits (e.g., long-lived asset and specifically-identified intangible asset write-offs)	4	9
Adjustments to Operating Income	$90	$19
Adjustments to Income Taxes	$31	$—
Adjustments to Net Earnings	$59	$19

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
resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
(g)    Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	Six Months
	2025	2024
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(92)	$(94)
Certain tax audit settlements	—	(2)
Other tax matters	71	17
Adjustments to Income Taxes	$(21)	$(79)
Adjustments to Other Income (Expense), Net	$—	$(1)
Adjustments to Net Earnings	$21	$78
FINANCIAL CONDITION AND LIQUIDITY

	Six Months
Net cash provided by (used in):	2025	2024
Operating activities	$1,361	$837
Investing activities	(4,240)	(525)
Financing activities	1,545	(1,384)
Effect of exchange rate changes	57	(25)
Change in cash and cash equivalents	$(1,277)	$(1,097)
Operating Activities
Cash provided by operating activities was $1,361 and $837 in the six months 2025 and 2024. The increase was primarily due to the timing of payments and collections in working capital accounts.
Investing Activities
Cash used in investing activities was $4,240 and $525 in the six months 2025 and 2024. The six months 2025 included cash paid to acquire Inari and purchases of property, plant and equipment partially offset by proceeds from the sale of short-term
investments and the sale of the Spinal Implants business. The six months 2024 included cash paid for the Serf acquisition. Refer to
Note 7 to our Consolidated Financial Statements for further
information on acquisitions.
Financing Activities
Cash provided by financing activities was $1,545 in the six
months 2025 and cash used in financing activities was $1,384 in the six months 2024. In 2025, cash provided was primarily driven by proceeds from the issuance of various senior unsecured notes as described in Note 8 to our Consolidated Financial Statements.
This was partially offset by dividend payments and cash paid for taxes on withheld shares. Cash used in 2024 was primarily driven by dividend payments and cash paid for taxes on withheld
shares. We did not repurchase any shares in the six months
2025 and 2024.
Liquidity
Cash, cash equivalents, short-term investments and marketable securities were $2,464 and $4,493 on June 30, 2025 and
December 31, 2024. Current assets exceeded current liabilities by $5,715 and $7,231 on June 30, 2025 and December 31, 2024.
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
Our cash, cash equivalents, short-term investments and
marketable securities held in locations outside the United States was 43% on June 30, 2025 compared to 20% on December 31,
2024.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-
K for 2024, except as follows.

Dollar amounts are in millions except per share amounts or as otherwise specified.	20

STRYKER CORPORATION	2025 Second Quarter Form 10-Q
Refer to Note 11 to our Consolidated Financial Statements for
discussion of estimates related to the Spinal Implants assets classified as held for sale at December 31, 2024.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive
Officer and Chief Financial Officer (the Certifying Officers),
evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)
promulgated under the Securities Exchange Act of 1934, as
amended) on June 30, 2025. Based on that evaluation, the
Certifying Officers concluded the Company's disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial
reporting during the six months 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form
10-K for 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 3,045 shares of our common stock In the three
months 2025 as performance incentive awards to employees.
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
In the six months 2025 we did not repurchase any shares of our common stock under our authorized repurchase program. The
total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033
as of June 30, 2025.

Dollar amounts are in millions except per share amounts or as otherwise specified.	21

STRYKER CORPORATION	2025 Second Quarter Form 10-Q

ITEM 5.	OTHER INFORMATION
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
On May 9, 2025 M. Kathryn Fink, our Vice President, Chief
Human Resources Officer, adopted a trading plan intended to
satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of shares of Stryker common stock.
The plan terminates on the earlier of the close of trading on May
1, 2026 or the date the maximum aggregate number of shares to be sold under the plan is sold, subject to early termination for certain specified events set forth in the plan. The maximum
aggregate number of shares to be sold under the plan is 16,132 shares.

ITEM 6.	EXHIBITS

10(i)*†	Form of grant notice and terms and conditions for restricted stock units granted in 2025 under the 2011 Long-Term Incentive Plan to non-employee directors.
31(i)†	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)†	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)††	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)††	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

* Compensation arrangement
† Filed with this Form 10-Q
†† Furnished with this Form 10-Q

22

STRYKER CORPORATION	2025 Second Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	August 1, 2025	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair, Chief Executive Officer and President

Date:	August 1, 2025	/s/ PRESTON W. WELLS
Preston W. Wells
Vice President, Chief Financial Officer