Form 10-Q
period 2025-09-30
STRYKER CORP
filed 2025-10-31
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒
There were 382,423,648 shares of Common Stock, $0.10 par value, on September 30, 2025.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2025 Third Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Nine Months
	2025	2024	2025	2024
Net sales	$6,057	$5,494	$17,945	$16,159
Cost of sales	2,205	1,977	6,508	5,893
Gross profit	$3,852	$3,517	$11,437	$10,266
Research, development and engineering expenses	410	377	1,222	1,108
Selling, general and administrative expenses	2,045	1,894	6,424	5,562
Amortization of intangible assets	189	159	543	467
Goodwill and other impairments	73	2	163	21
Total operating expenses	$2,717	$2,432	$8,352	$7,158
Operating income	$1,135	$1,085	$3,085	$3,108
Other income (expense), net	(106)	(42)	(276)	(144)
Earnings before income taxes	$1,029	$1,043	$2,809	$2,964
Income taxes	170	209	412	517
Net earnings	$859	$834	$2,397	$2,447

Net earnings per share of common stock:
Basic	$2.25	$2.18	$6.27	$6.42
Diluted	$2.22	$2.16	$6.20	$6.35

Weighted-average shares outstanding (in millions):
Basic	382.4	381.1	382.1	380.9
Effect of dilutive employee stock compensation	4.3	4.5	4.4	4.5
Diluted	386.7	385.6	386.5	385.4

Cash dividends declared per share of common stock	$0.84	$0.80	$2.52	$2.40
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Nine Months
	2025	2024	2025	2024
Net earnings	$859	$834	$2,397	$2,447
Other comprehensive income (loss), net of tax:
Marketable securities	—	—	—	—
Pension plans	—	(2)	2	(1)
Unrealized gains (losses) on designated hedges	8	(27)	11	(28)
Financial statement translation	(12)	(161)	(486)	(100)
Total other comprehensive income (loss), net of tax	$(4)	$(190)	$(473)	$(129)
Comprehensive income	$855	$644	$1,924	$2,318
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2025 Third Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,256	$3,652
Short-term investments	—	750
Marketable securities	87	91
Accounts receivable, less allowance of $223 ($213 in 2024)	3,643	3,987
Inventories:
Materials and supplies	1,371	1,147
Work in process	442	336
Finished goods	3,557	3,291
Total inventories	$5,370	$4,774
Prepaid expenses and other current assets	1,355	1,593
Total current assets	$13,711	$14,847
Property, plant and equipment:
Land, buildings and improvements	1,783	1,627
Machinery and equipment	5,622	5,056
Total property, plant and equipment	$7,405	$6,683
Less allowance for depreciation	3,671	3,235
Property, plant and equipment, net	$3,734	$3,448
Goodwill	19,256	15,855
Other intangibles, net	5,845	4,395
Noncurrent deferred income tax assets	1,374	1,742
Other noncurrent assets	3,137	2,684
Total assets	$47,057	$42,971

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,498	$1,679
Accrued compensation	1,306	1,403
Income taxes	118	539
Dividends payable	321	320
Accrued expenses and other liabilities	2,421	2,266
Current maturities of debt	1,750	1,409
Total current liabilities	$7,414	$7,616
Long-term debt, excluding current maturities	14,845	12,188
Income taxes	400	349
Other noncurrent liabilities	2,613	2,184
Total liabilities	$25,272	$22,337
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,553	2,361
Retained earnings	19,960	18,528
Accumulated other comprehensive loss	(766)	(293)
Total shareholders' equity	$21,785	$20,634
Total liabilities and shareholders' equity	$47,057	$42,971
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2025 Third Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months		Nine Months
	2025	2024	2025	2024
Common stock shares outstanding (in millions)
Beginning	382.3	381.1	381.4	380.1
Issuance of common stock under stock compensation and benefit plans	0.1	0.1	1.0	1.1
Ending	382.4	381.2	382.4	381.2

Common stock
Beginning	$38	$38	$38	$38
Issuance of common stock under stock compensation and benefit plans	—	—	—	—
Ending	$38	$38	$38	$38
Additional paid-in capital
Beginning	$2,492	$2,305	$2,361	$2,200
Issuance of common stock under stock compensation and benefit plans	(1)	(3)	(3)	(31)
Share-based compensation	62	51	195	184
Ending	$2,553	$2,353	$2,553	$2,353
Retained earnings
Beginning	$19,423	$17,774	$18,528	$16,771
Net earnings	859	834	2,397	2,447
Cash dividends declared	(322)	(305)	(965)	(915)
Ending	$19,960	$18,303	$19,960	$18,303
Accumulated other comprehensive income (loss)
Beginning	$(762)	$(355)	$(293)	$(416)
Other comprehensive income (loss)	(4)	(190)	(473)	(129)
Ending	$(766)	$(545)	$(766)	$(545)
Total shareholders' equity	$21,785	$20,149	$21,785	$20,149
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2025 Third Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	2025	2024
Operating activities
Net earnings	$2,397	$2,447
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	334	319
Amortization of intangible assets	543	467
Asset impairments	163	21
Share-based compensation	195	184
Sale of inventory stepped-up to fair value at acquisition	160	38
Deferred income tax (benefit) expense	191	(21)
Changes in operating assets and liabilities:
Accounts receivable	524	67
Inventories	(373)	(362)
Accounts payable	(205)	(203)
Accrued expenses and other liabilities	(78)	(224)
Income taxes	(577)	(236)
Other, net	(373)	(186)
Net cash provided by operating activities	$2,901	$2,311
Investing activities
Acquisitions, net of cash acquired	(4,950)	(1,598)
Purchases of marketable securities	(32)	(41)
Proceeds/(Purchases) of short-term investments	750	(750)
Proceeds from sales of marketable securities	40	40
Purchases of property, plant and equipment	(493)	(489)
Proceeds from settlement of net investment hedges	—	99
Proceeds from the sale of the Spinal Implants business	165	—
Other investing, net	(41)	42
Net cash used in investing activities	$(4,561)	$(2,697)
Financing activities
Proceeds (payments) on short-term borrowings, net	1	(32)
Proceeds from issuance of long-term debt	2,979	3,011
Payments on long-term debt	(650)	(601)
Payments of dividends	(963)	(914)
Cash paid for taxes from withheld shares	(132)	(146)
Other financing, net	(29)	(49)
Net cash provided by (used in) financing activities	$1,206	$1,269
Effect of exchange rate changes on cash and cash equivalents	58	(4)
Change in cash and cash equivalents	$(396)	$879
Cash and cash equivalents at beginning of period	3,652	2,971
Cash and cash equivalents at end of period	$3,256	$3,850
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2025 Third Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated
Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the
financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," "us" or "our") on
September 30, 2025 and the results of operations for the three and nine months 2025. The results of operations included in
these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2024.
New Accounting Pronouncements Not Yet Adopted
In September 2025 the Financial Accounting Standards Board
(FASB) issued Accounting Standards Update (ASU) 2025-07
(Topics 815 and 606): Derivatives and Hedging: Derivatives
Scope Refinements and Revenue from Contracts with
Customers: Scope Clarification for Share-Based Noncash
Consideration from a Customer in a Revenue Contract. This
update expands the scope exception in Topic 815 to certain non-
exchange-traded contracts for which settlement is based on
operations or activities specific to one of the parties to the contract. The update is effective for fiscal years beginning after
December 15, 2026 including interim periods within those fiscal years. Early adoption is permitted. We are evaluating if the ASU will have an impact on our Consolidated Financial Statements.
In September 2025 the FASB issued ASU 2025-06 (Subtopic
350-40): Intangibles - Goodwill and Other - Internal-Use
Software: Targeted Improvements to the Accounting for Internal-
Use Software. This update clarifies and modernizes the
accounting for costs related to internal-use software by removing all references to project stages and clarifying that the probable-
to-complete threshold is not met if significant development
uncertainty exists. The update is effective for fiscal years beginning after December 15, 2027 including interim periods
within those fiscal years. Early adoption is permitted. We are evaluating if the ASU will have an impact on our Consolidated
Financial Statements.
In July 2025 the FASB issued ASU 2025-05 (Topic 326):
Financial Instruments - Credit Losses: Measurement of Credit
Losses for Accounts Receivable and Contract Assets. This
update provides a practical expedient allowing entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses for current accounts receivable and
current contract assets arising from transactions accounting for under Accounting Standards Codification 606, Revenue from
Contracts with Customers. The update is effective for fiscal years beginning after December 15, 2025 including interim periods
within those fiscal years. Early adoption is permitted. We are evaluating if the ASU will have an impact on our Consolidated
Financial Statements.
In November 2024 the FASB issued ASU 2024-03 (Subtopic
220-40): Income Statement: Reporting Comprehensive Income -
Expense Disaggregation Disclosures which requires
disaggregation of certain expense captions into specified
categories in disclosures within the Notes to the Consolidated
Financial Statements. The new disclosure requirements are
effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15,
2027. Early adoption is permitted. We are evaluating these new expanded disclosure requirements.
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
In the fourth quarter 2024 we reorganized our Spine business to align with certain updates to our internal reporting structure. The spine enabling technologies portfolio (Enabling Technologies)
was reclassified to Other Orthopaedics and Spine, the
interventional spine (IVS) portfolio was reclassified to Neuro
Cranial and the remaining Spine business was renamed to Spinal
Implants. In addition we changed the name of our "Orthopaedics and Spine" operating segment to "Orthopaedics."  Neuro Cranial includes sales related to IVS of $100 and $296 for the three and nine months 2024. Other Orthopaedics includes sales related to
Enabling Technologies of $32 and $94 for the three and nine
months 2024. We have reflected these changes in all historical periods presented.

Net Sales by Business
	Three Months		Nine Months
	2025	2024	2025	2024
MedSurg and Neurotechnology:
Instruments	$760	$679	$2,258	$2,044
Endoscopy	896	837	2,662	2,383
Medical	985	938	2,920	2,710
Vascular	525	329	1,429	966
Neuro Cranial	637	541	1,816	1,533
	$3,803	$3,324	$11,085	$9,636
Orthopaedics:
Knees	$628	$570	$1,907	$1,760
Hips	457	420	1,366	1,241
Trauma and Extremities	960	849	2,862	2,511
Spinal Implants	6	172	177	521
Other	203	159	548	490
	$2,254	$2,170	$6,860	$6,523
Total	$6,057	$5,494	$17,945	$16,159

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2025 Third Quarter Form 10-Q

Net Sales by Geography
	Three Months 2025		Three Months 2024
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$606	$154	$544	$135
Endoscopy	743	153	689	148
Medical	827	158	783	155
Vascular	283	242	121	208
Neuro Cranial	524	113	448	93
	$2,983	$820	$2,585	$739
Orthopaedics:
Knees	$452	$176	$417	$153
Hips	279	178	256	164
Trauma and Extremities	703	257	621	228
Spinal Implants	—	6	119	53
Other	154	49	111	48
	$1,588	$666	$1,524	$646
Total	$4,571	$1,486	$4,109	$1,385

Net Sales by Geography
	Nine Months 2025		Nine Months 2024
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$1,814	$444	$1,640	$404
Endoscopy	2,195	467	1,948	435
Medical	2,469	451	2,261	449
Vascular	754	675	369	597
Neuro Cranial	1,496	320	1,255	278
	$8,728	$2,357	$7,473	$2,163

Orthopaedics:
Knees	$1,376	$531	$1,279	$481
Hips	831	535	768	473
Trauma and Extremities	2,118	744	1,842	669
Spinal Implants	118	59	361	160
Other	394	154	347	143
	$4,837	$2,023	$4,597	$1,926
Total	$13,565	$4,380	$12,070	$4,089
Costs to Obtain or Fulfill a Contract
We typically do not incur costs to fulfill a contract before a product or service is provided to a customer due to the nature of our products and services. Our costs to obtain contracts are typically in the form of sales commissions paid to employees or third-party agents. Certain sales commissions paid to employees prior to recognition of sales are recorded as deferred contract costs. We expense sales commissions associated with obtaining a contract at the time of the sale or as incurred as the
amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On September 30, 2025 and December 31, 2024
deferred contracts costs recorded in our Consolidated Balance
Sheets were not significant.
Contract Assets and Liabilities
Our contract assets primarily relate to conditional rights to consideration for work completed but not billed at the reporting date. On September 30, 2025 and December 31, 2024 contract
assets recorded in our Consolidated Balance Sheets were not
significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. This occurs primarily when payment is received upfront for certain multi-period extended service contracts. Our contract liabilities of $939 and $978 on
September 30, 2025 and December 31, 2024 are classified within accrued expenses and other liabilities and other noncurrent
liabilities in our Consolidated Balance Sheets based on the timing of when we expect to complete our performance obligations.
Changes in contract liabilities during the nine months 2025 were as follows:

September 30
2025
Beginning contract liabilities	$978
Revenue recognized from beginning of year contract liabilities	(492)
Net advance consideration received during the period	453
Ending contract liabilities	$939
Transfers and Servicing of Financial Assets
We sell certain customer lease agreements and the related
leased assets to third-party financial institutions to accelerate our cash collection cycle. The lease receivables are sold without recourse and are derecognized from our Consolidated Balance
Sheets at the time of sale. Under the terms of our arrangements, we collect lease payments on behalf of the financial institutions but maintain no other form of continuing involvement. Sales of these lease agreements are classified as operating activities in our Consolidated Statements of Cash Flows. Fees earned for our servicing activities are immaterial. Revenue related to customer lease agreements sold under these arrangements represented
less than 4% of our total revenue for the three and nine months
2025 and 2024.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)
INCOME (AOCI)

Three Months 2025	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$6	$34	$(802)	$(762)
OCI	—	—	19	(4)	15
Income taxes	—	—	(3)	—	(3)
Reclassifications to:
Cost of sales	—	—	(8)	—	(8)
Other (income) expense, net	—	—	(1)	(11)	(12)
Income taxes	—	—	1	3	4
Net OCI	$—	$—	$8	$(12)	$(4)
Ending	$—	$6	$42	$(814)	$(766)

Three Months 2024	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(27)	$38	$(366)	$(355)
OCI	—	(1)	(28)	(221)	(250)
Income taxes	—	(1)	7	66	72
Reclassifications to:
Cost of sales	—	—	(8)	—	(8)
Other (income) expense, net	—	—	—	(8)	(8)
Income taxes	—	—	2	2	4
Net OCI	$—	$(2)	$(27)	$(161)	$(190)
Ending	$—	$(29)	$11	$(527)	$(545)

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2025 Third Quarter Form 10-Q

Nine Months 2025	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$4	$31	$(328)	$(293)
OCI	—	3	25	(589)	(561)
Income taxes	—	(1)	(2)	128	125
Reclassifications to:
Cost of sales	—	—	(13)	—	(13)
Other (income) expense, net	—	—	(2)	(33)	(35)
Income taxes	—	—	3	8	11
Net OCI	$—	$2	$11	$(486)	$(473)
Ending	$—	$6	$42	$(814)	$(766)

Nine Months 2024	Marketable Securities	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$—	$(28)	$39	$(427)	$(416)
OCI	—	(1)	(4)	(91)	(96)
Income taxes	—	—	—	9	9
Reclassifications to:
Cost of sales	—	—	(28)	—	(28)
Other (income) expense, net	—	—	(3)	(24)	(27)
Income taxes	—	—	7	6	13
Net OCI	$—	$(1)	$(28)	$(100)	$(129)
Ending	$—	$(29)	$11	$(527)	$(545)
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
strategies, accounting practices or objectives from those
disclosed in our Annual Report on Form 10-K for 2024.

Foreign Currency Hedges
September 2025	Cash Flow	Net Investment	Non- Designated	Total
Gross notional amount	$1,235	$2,643	$3,483	$7,361
Maximum term in years				9.0
Fair value:
Other current assets	$34	$—	$9	$43
Other noncurrent assets	1	—	—	1
Other current liabilities	(8)	(54)	(47)	(109)
Other noncurrent liabilities	—	(119)	—	(119)
Total fair value	$27	$(173)	$(38)	$(184)

December 2024	Cash Flow	Net Investment	Non- Designated	Total
Gross notional amount	$1,588	$2,338	$5,164	$9,090
Maximum term in years				9.7
Fair value:
Other current assets	$43	$24	$119	$186
Other noncurrent assets	4	35	—	39
Other current liabilities	(29)	—	(41)	(70)
Other noncurrent liabilities	(3)	(4)	—	(7)
Total fair value	$15	$55	$78	$148
We had €2.3 billion at September 30, 2025 and December 31,
2024 in certain forward currency contracts designated as net investment hedges, for which the maximum term is 9.0 years, to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €5.0 billion at September 30, 2025 and
December 31, 2024 of senior unsecured notes designated as net investment hedges to selectively hedge portions of our
investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are
reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
In the nine months 2024 we settled certain foreign currency
forward contracts designated as net investment hedges resulting in cash proceeds of $99. The amounts in AOCI related to settled net investment hedges will remain in AOCI until the hedged
investment is either sold or substantially liquidated.
The total after-tax gain (loss) recognized in OCI related to designated net investment hedges was ($709) in the nine months
2025.
Currency Exchange Rate Gains (Losses) Recognized in Net
Earnings

		Three Months		Nine Months
Derivative Instrument	Recognized in:	2025	2024	2025	2024
Cash Flow	Cost of sales	$8	$8	$13	$28
Net Investment	Other income (expense), net	11	8	33	24
Non- Designated	Other income (expense), net	3	20	31	33
	Total	$22	$36	$77	$85
Pretax gains (losses) on derivatives designated as cash flow hedges of $39 and net investment hedges of $35 recorded in
AOCI are expected to be reclassified to cost of sales and other income (expense), net in earnings within 12 months of
September 30, 2025. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the
effectiveness assessment.
Interest Rate Hedges
Pretax gains (losses) of $5 recorded in AOCI related to interest rate hedges closed in conjunction with debt issuances are
expected to be reclassified to other income (expense), net in earnings within 12 months of September 30, 2025. The cash flow effect of interest rate hedges is recorded in cash flow from operations.

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2025 Third Quarter Form 10-Q
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual
Report on Form 10-K for 2024.
In the nine months 2025 we assumed contingent consideration
liabilities with a fair value of $90 related to previous acquisitions made by Inari. Refer to Note 7 for further information on the acquisition of Inari.
In 2024 we recorded $208 of contingent consideration related to various acquisitions described in Note 7.
There were no significant transfers into or out of any level of the fair value hierarchy in 2025.

Assets Measured at Fair Value
	September 30	December 31
	2025	2024
Cash and cash equivalents	$3,256	$3,652
Short-term investments	—	750
Trading marketable securities	301	259
Level 1 - Assets	$3,557	$4,661
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$50	$53
United States agency debt securities	—	1
United States treasury debt securities	36	34
Certificates of deposit	1	3
Total available-for-sale marketable securities	$87	$91
Foreign currency exchange forward contracts	44	225
Level 2 - Assets	$131	$316
Total assets measured at fair value	$3,688	$4,977

Liabilities Measured at Fair Value
	September 30	December 31
	2025	2024
Deferred compensation arrangements	$301	$259
Level 1 - Liabilities	$301	$259
Foreign currency exchange forward contracts	$228	$77
Level 2 - Liabilities	$228	$77
Contingent consideration:
Beginning	$452	$289
Additions	123	208
Change in estimate and foreign exchange	15	8
Settlements	(76)	(53)
Ending	$514	$452
Level 3 - Liabilities	$514	$452
Total liabilities measured at fair value	$1,043	$788

Fair Value of Available for Sale Securities by Maturity
	September 30	December 31
	2025	2024
Due in one year or less	$50	$47
Due after one year through three years	$37	$44
On September 30, 2025 and December 31, 2024 the aggregate
difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest income on cash and cash equivalents and short-term investments and income from
marketable securities was $28 and $30 in the three months 2025 and 2024, and $90 and $92 in the nine months 2025 and 2024,
which was recorded in other income (expense), net.
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
We have incurred, and expect to incur in the future, costs
associated with the defense and settlement of claims and
lawsuits. Based on the information that has been received related to the matters discussed above, our accrual for these matters was $147 at September 30, 2025, representing our best estimate of probable loss. The final outcomes of these matters are
dependent on many factors that are difficult to predict.
Accordingly the ultimate cost related to these matters may be materially different than the amount of our current estimate and accruals and could have a material adverse effect on our results of operations and cash flows.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2025 Third Quarter Form 10-Q

Leases
	September 30	December 31
	2025	2024
Right-of-use assets	$539	$516
Lease liabilities, current	$161	$144
Lease liabilities, non-current	$377	$379

Other information:
Weighted-average remaining lease term (years)	4.8	5.1
Weighted-average discount rate	3.91%	3.87%

	Three Months		Nine Months
	2025	2024	2025	2024
Operating lease cost	$48	$47	$153	$144
Other Contractual Obligations and Commitments
Our outstanding balances of confirmed invoices in the supplier financing program were $75 and $71 at September 30, 2025 and
December 31, 2024 and are included within accounts payable in our Consolidated Balance Sheets.
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development
strategies. In the nine months 2025 and 2024 cash paid for
acquisitions, net of cash acquired was $4,950 and $1,598.
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
Share-based awards for Inari employees vested upon our
acquisition and a charge of $139 was recorded in selling, general and administrative expenses in the nine months 2025.
In 2024 we completed various acquisitions for total consideration that includes $1,628 in upfront payments, net of cash acquired, and $400 contingent upon the achievement of certain commercial or clinical milestones. The combined acquisition-date fair values of the contingent milestone payments totaled $208. Goodwill of
$306 and $845 was recorded within our Orthopaedics and our
MedSurg and Neurotechnology segments respectively. The
acquired companies expand the product portfolios of our
Instruments, Endoscopy, Medical and Neuro Cranial businesses within MedSurg and Neurotechnology and our Trauma and
Extremities and Joint Replacement businesses within
Orthopaedics. The purchase price allocation for certain of our acquisitions are based on preliminary valuations, primarily related to customer relationships. Goodwill attributable to the acquisitions reflects the strategic benefits of expanding our market presence, diversifying our product portfolio and advancing innovations. This goodwill is not deductible for tax purposes.
The purchase price allocations for Inari and the acquisitions completed in the full year 2024 are:

Purchase Price Allocation of Acquired Net Assets
	2025	2024
	Inari	Total
Tangible assets acquired:
Accounts receivable	$78	$40
Inventory	218	99
Deferred income tax assets	59	45
Other assets	84	26
Debt	—	(32)
Deferred income tax liabilities	(486)	(205)
Other liabilities	(191)	(107)
Intangible assets:
Developed technology	1,458	596
Customer relationships	330	215
Patents	—	6
Trademarks	—	2
Other intangibles	72	—
Goodwill	3,188	1,151
Purchase price, net of cash acquired of $64 and $56	$4,810	$1,836
Weighted average amortization period at acquisition (years):
Developed technologies	13	12
Customer relationships	13	14
Patents	—	12
Trademarks	—	5
Other intangibles	9	—

Consolidated Estimated Amortization Expense
Remainder of 2025	2026	2027	2028	2029
$190	$697	$710	$630	$616
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on
September 30, 2025.
In February 2025 we entered into a new revolving credit
agreement that replaces our previous agreement dated October
2021. The primary changes included increasing the aggregate
principal amount of the facility by $750 to $3,000 and extending the maturity date to February 25, 2030. On September 30, 2025 there were no borrowings outstanding under our revolving credit facility or our commercial paper program which allows for
maturities up to 397 days from the date of issuance. The
maximum amount of our commercial paper that can be
outstanding at any time is $3,000.
In February 2025 we issued $500 of 4.550% senior unsecured
notes due February 10, 2027, $700 of 4.700% senior unsecured notes due February 10, 2028, $800 of 4.850% senior unsecured notes due February 10, 2030 and $1,000 of 5.200% senior
unsecured notes due February 10, 2035. In June 2025 we repaid
$650 of 1.150% senior unsecured notes.

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2025 Third Quarter Form 10-Q

Summary of Total Debt
		September 30	December 31
Rate	Due	2025	2024
Senior unsecured notes:
1.150%	June 15, 2025	$—	$649
3.375%	November 1, 2025	750	750
3.500%	March 15, 2026	999	998
4.550%	February 10, 2027	498	—
2.125%	November 30, 2027	879	777
4.700%	February 10, 2028	696	—
3.650%	March 7, 2028	599	598
4.850%	December 8, 2028	596	596
3.375%	December 11, 2028	703	621
0.750%	March 1, 2029	937	828
4.250%	September 11, 2029	744	743
4.850%	February 10, 2030	793	—
1.950%	June 15, 2030	994	993
2.625%	November 30, 2030	758	669
1.000%	December 3, 2031	875	772
3.375%	September 11, 2032	932	824
4.625%	September 11, 2034	741	740
5.200%	February 10, 2035	990	—
3.625%	September 11, 2036	694	613
4.100%	April 1, 2043	393	393
4.375%	May 15, 2044	396	396
4.625%	March 15, 2046	984	984
2.900%	June 15, 2050	643	643
Other		1	10
Total debt		$16,595	$13,597
Less current maturities		1,750	1,409
Total long-term debt		$14,845	$12,188

		September 30	December 31
		2025	2024
Unamortized debt issuance costs		$74	$63
Borrowing capacity on existing facilities		$2,913	$2,160
Fair value of senior unsecured notes		$16,077	$12,780
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings
based on quoted active market prices and yields that took into account the underlying terms of the debt instruments.
Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
Interest expense on outstanding debt and credit facilities,
including required fees incurred, that were included in other income (expense), net, totaled $157 and $98 for the three
months 2025 and 2024 and $453 and $292 for the nine months
2025 and 2024.
NOTE 9 - INCOME TAXES
Our effective tax rates were 16.5% and 14.7% in the three and nine months 2025 and 20.0% and 17.4% in the three and nine
months 2024. The effective income tax rate for the three months
2025 decreased from three months 2024 due to certain discrete tax items.  The effective tax rate for the nine months 2025
decreased from nine months 2024 due to the 2025 tax benefit
related to the sale of the Spinal Implants business and certain discrete tax items. The effective tax rates for the three and nine months 2025 and 2024 reflect the continued lower effective
income tax rates as a result of our European operations.
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
segment to our MedSurg and Neurotechnology segment due to
changes in our internal reporting structure.

Segment Results
	Three Months		Nine Months
	2025	2024	2025	2024
MedSurg and Neurotechnology	$3,803	$3,324	$11,085	$9,636
Orthopaedics	2,254	2,170	6,860	6,523
Net sales	$6,057	$5,494	$17,945	$16,159
MedSurg and Neurotechnology	$1,426	$1,313	$4,162	$3,838
Orthopaedics	620	561	1,848	1,728
Cost of sales	$2,046	$1,874	$6,010	$5,566
MedSurg and Neurotechnology	$247	$205	$718	$594
Orthopaedics	132	136	399	406
Segment research, development and engineering expenses	$379	$341	$1,117	$1,000
MedSurg and Neurotechnology	$972	$780	$2,893	$2,318
Orthopaedics	742	760	2,332	2,267
Segment selling, general and administrative expenses	$1,714	$1,540	$5,225	$4,585
MedSurg and Neurotechnology	$56	$60	$171	$170
Orthopaedics	111	112	313	325
Segment depreciation and amortization	$167	$172	$484	$495
Corporate and Other	$48	$40	$127	$118
Amortization of intangible assets	189	159	543	467
Total depreciation and amortization	$404	$371	$1,154	$1,080
MedSurg and Neurotechnology	$1,102	$966	$3,141	$2,716
Orthopaedics	649	601	1,968	1,797
Segment operating income	$1,751	$1,567	$5,109	$4,513
Items not allocated to segments:
Corporate and Other	$(202)	$(211)	$(670)	$(676)
Inventory stepped up to fair value	(61)	(29)	(160)	(38)
Acquisition and integration-related charges	(39)	(48)	(302)	(49)
Amortization of intangible assets	(189)	(159)	(543)	(467)
Structural optimization and other special charges	(41)	(22)	(93)	(92)
Goodwill and other impairments	(73)	(2)	(163)	(21)
Medical device regulation	(11)	(13)	(30)	(41)
Recall-related matters	(1)	—	(56)	(22)
Regulatory and legal matters	—	1	(7)	1
Consolidated operating income	$1,134	$1,084	$3,085	$3,108

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2025 Third Quarter Form 10-Q

Segment Assets
	September 30	December 31
	2025	2024
Assets:
MedSurg and Neurotechnology	$27,280	$23,115
Orthopaedics	18,192	18,507
Total segment assets	$45,472	$41,622
Corporate and Other	1,585	1,349
Total assets	$47,057	$42,971

Segment Capital Spending	Nine Months
	2025	2024
Purchases of property, plant and equipment:
MedSurg and Neurotechnology	$153	$136
Orthopaedics	169	171
Total segment purchases of property, plant and equipment	$322	$307
Corporate and Other	171	182
Total purchases of property, plant and equipment	$493	$489
NOTE 11 - SALE OF SPINAL IMPLANTS BUSINESS
During the fourth quarter 2024 management committed to a plan to sell certain assets associated with the Spinal Implants
business (disposal group) and such assets were classified as held for sale beginning November 2024. As a result we recorded a valuation allowance of $362 to record the disposal group at its fair value less cost to sell.
In April 2025 we completed the sale of the disposal group to the
Viscogliosi Brothers, LLC. In the first half of 2025 we recognized immaterial impairment charges to record the disposal group at its fair value less cost to sell within goodwill and other impairments in our Consolidated Statements of Earnings. The fair value of the disposal group and consideration received was measured using a discounted cash flow analysis based upon the selling price and unobservable inputs, such as market conditions and the rate
used to discount the estimated future cash flows to their present value based on factors including the disposal group’s cost of equity and market yield rates, which are Level 3 inputs.
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
Sheets. The assets and liabilities of the disposal group at the date of sale and at December 31, 2024 were as follows:

		Held for Sale
	Date of Sale	December 31
	2025	2024
Accounts receivable, net	$56	$62
Total inventories	195	183
Prepaid expenses and other current assets	27	10
Property, plant and equipment, net	53	51
Other intangibles, net	323	326
Noncurrent deferred income tax assets	9	9
Other noncurrent assets	179	171
Valuation allowance	(395)	(362)
Total assets	$447	$450

Accounts payable	$41	$28
Accrued compensation	20	26
Accrued expenses and other liabilities	24	29
Other noncurrent liabilities	27	21
Total liabilities	$112	$104

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2025 Third Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview of the Three and Nine Months
In the three months 2025 we achieved sales growth of 10.3%
from 2024. Excluding the impact of acquisitions and divestitures, sales grew 9.5% in constant currency. We reported operating
income margin of 18.7%, net earnings of $859 and net earnings per diluted share of $2.22. Excluding the impact of certain items, adjusted operating income margin(1) increased by 90 basis points to 25.6%, with adjusted net earnings(1) of $1,233 and adjusted net earnings per diluted share(1) of $3.19, an increase of 11.1%
from 2024.
In the nine months 2025 we achieved sales growth of 11.1% from
2024. Excluding the impact of acquisitions and divestitures, sales grew 10.0% in constant currency. We reported operating income margin of 17.2%, net earnings of $2,397 and net earnings per diluted share of $6.20. Excluding the impact of certain items, adjusted operating income margin(1) increased by 100 basis
points to 24.7%, with adjusted net earnings(1) of $3,541 and adjusted net earnings per diluted share(1) of $9.16, an increase of
12.0% from 2024.
Recent Developments
In the first quarter 2025 we completed the acquisition of Inari for total consideration of $4,810, in upfront payments, net of cash acquired. Refer to Note 7 to our Consolidated Financial
Statements for further information.
In February 2025 we entered into a new revolving credit
agreement that replaces our previous agreement dated October
2021. The primary changes were to increase the aggregate
principal amount of the facility by $750 to $3,000 and extend the maturity date to February 25, 2030. On September 30, 2025
there were no borrowings outstanding under our revolving credit facility or our commercial paper program which allows for
maturities up to 397 days from the date of issuance. The
maximum amount of our commercial paper that can be
outstanding at any time is $3,000.
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
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-
GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months					Nine Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2025	2024	2025	2024	Change	2025	2024	2025	2024	Change
Net sales	$6,057	$5,494	100.0%	100.0%	10.3%	$17,945	$16,159	100.0%	100.0%	11.1%
Gross profit	3,852	3,517	63.6	64.0	9.5	11,437	10,266	63.7	63.5	11.4
Research, development and engineering expenses	410	377	6.8	6.9	8.8	1,222	1,108	6.8	6.9	10.3
Selling, general and administrative expenses	2,045	1,894	33.8	34.5	8.0	6,424	5,562	35.8	34.4	15.5
Amortization of intangible assets	189	159	3.1	2.9	18.9	543	467	3.0	2.9	16.3
Goodwill and other impairments	73	2	1.2	—	nm	163	21	0.9	0.1	nm
Other income (expense), net	(106)	(42)	(1.8)	(0.8)	152.4	(276)	(144)	(1.5)	(0.9)	91.7
Income taxes	170	209	nm	nm	(18.7)	412	517	nm	nm	(20.3)
Net earnings	$859	$834	14.2%	15.2%	3.0%	$2,397	$2,447	13.4%	15.1%	(2.0)%

Net earnings per diluted share	$2.22	$2.16			2.8%	$6.20	$6.35			(2.4)%
Adjusted net earnings per diluted share(1)	$3.19	$2.87			11.1%	$9.16	$8.18			12.0%
nm - not meaningful

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2025 Third Quarter Form 10-Q

Geographic and Segment Net Sales
	Three Months				Nine Months
			Percentage Change				Percentage Change
	2025	2024	As Reported	Constant Currency	2025	2024	As Reported	Constant Currency
Geographic:
United States	$4,571	$4,109	11.4%	11.4%	$13,565	$12,070	12.4%	12.4%
International	1,486	1,385	6.9	4.3	4,380	4,089	7.1	6.4
Total	$6,057	$5,494	10.3%	9.6%	$17,945	$16,159	11.1%	10.9%
Segment:
MedSurg and Neurotechnology	$3,803	$3,324	14.4%	13.9%	$11,085	$9,636	15.0%	14.9%
Orthopaedics	2,254	2,170	3.9	3.1	6,860	6,523	5.2	4.9
Total	$6,057	$5,494	10.3%	9.6%	$17,945	$16,159	11.1%	10.9%

Supplemental Net Sales Growth Information
	Three Months							Nine Months
			Percentage Change							Percentage Change
					United States	International						United States	International
	2025	2024	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	2025	2024	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$760	$679	11.9%	11.4%	11.5%	13.9%	11.2%	$2,258	$2,044	10.5%	10.3%	10.6%	9.8%	8.9%
Endoscopy	896	837	7.0	6.7	7.9	2.6	0.8	2,662	2,383	11.7	11.7	12.7	7.2	7.1
Medical	985	938	5.1	4.7	5.6	2.8	0.3	2,920	2,710	7.8	7.7	9.2	0.7	0.3
Vascular	525	329	59.6	58.9	136.9	14.3	12.4	1,429	966	48.0	47.9	104.4	13.2	12.6
Neuro Cranial	637	541	17.6	17.0	17.3	19.0	15.5	1,816	1,533	18.4	18.2	19.2	15.0	13.7
	$3,803	$3,324	14.4%	13.9%	15.7%	10.1%	7.7%	$11,085	$9,636	15.0%	14.9%	16.8%	9.0%	8.4%
Orthopaedics:
Knees	$628	$570	10.2%	9.6%	8.4%	14.9%	12.7%	$1,907	$1,760	8.4%	8.3%	7.6%	10.3%	10.0%
Hips	457	420	8.9	7.9	8.7	9.2	6.8	1,366	1,241	10.1	9.7	8.1	13.2	12.3
Trauma and Extremities	960	849	13.0	11.9	13.2	12.5	8.5	2,862	2,511	14.0	13.5	15.0	11.1	9.4
Other	203	159	28.1	27.5	38.5	3.6	1.3	548	490	11.9	11.8	13.5	8.1	7.8
	$2,248	$1,998	12.5%	11.7%	12.9%	11.5%	8.6%	$6,683	$6,002	11.3%	11.1%	11.4%	11.2%	10.2%
Spinal Implants	6	172	(96.7)	(96.9)	(100.0)	(89.3)	(89.7)	177	521	(66.1)	(65.9)	(67.4)	(63.1)	(62.4)
	$2,254	$2,170	3.9%	3.1%	4.1%	3.2%	0.5%	$6,860	$6,523	5.2%	4.9%	5.2%	5.0%	4.2%
Total	$6,057	$5,494	10.3%	9.6%	11.4%	6.9%	4.3%	$17,945	$16,159	11.1%	10.9%	12.4%	7.1%	6.4%
Note: In the first quarter 2025 we changed the name of our Neurovascular business to Vascular due the acquisition of Inari. In the fourth quarter 2024 we reorganized our Spine business to align with certain updates to our internal reporting structure. The spine enabling technologies portfolio (Enabling Technologies) was reclassified to Other Orthopaedics, the interventional spine portfolio was reclassified to Neuro Cranial and the remaining Spine business was renamed to Spinal Implants. Neuro Cranial includes sales related to interventional spine of $100 for the three months 2024 and $296 for the nine months 2024. Other Orthopaedics includes sales related to
Enabling Technologies of $32 for the three months 2024 and $94 for the nine months 2024. We have reflected these changes in all historical periods presented.

Consolidated Net Sales
Consolidated net sales increased 10.3% in the three months
2025 as reported and 9.6% in constant currency, as foreign
currency exchange rates positively impacted net sales by 0.7%.
Excluding the 0.1% impact of acquisitions and divestitures, net sales in constant currency increased by 9.1% from increased unit volume and 0.4% due to higher prices. The unit volume increase was due to higher product shipments across all MedSurg and
Neurotechnology businesses and most Orthopaedics businesses.
Consolidated net sales increased 11.1% in the nine months 2025 as reported and 10.9% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.2%. Excluding the 0.9% impact of acquisitions and divestitures, net sales in constant currency increased by 9.5% from increased unit volume and 0.5% due to higher prices. The unit volume increase was due to higher product shipments across all MedSurg and
Neurotechnology businesses and most Orthopaedics businesses.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales increased 14.4% in the three months 2025 as reported and 13.9% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.5%. Excluding the 5.5% impact of acquisitions and
divestitures, net sales in constant currency increased by 7.6%
from increased unit volume and 0.8% from higher prices. The unit volume increase was due to higher shipments across all
MedSurg and Neurotechnology businesses.
MedSurg and Neurotechnology net sales increased 15.0% in the nine months 2025 as reported and 14.9% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.1%. Excluding the 5.0% impact of acquisitions and
divestitures, net sales in constant currency increased by 9.0%
from increased unit volume and 0.9% from higher prices. The unit

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2025 Third Quarter Form 10-Q
volume increase was due to higher shipments across all
MedSurg and Neurotechnology businesses.
Orthopaedics Net Sales
Orthopaedics net sales increased 3.9% in the three months 2025 as reported and 3.1% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.8%. Excluding the 8.3% impact of acquisitions and divestitures, net sales in constant currency increased 11.7% from increased unit volume partially offset by 0.3% from lower prices. The unit volume
increase was due to higher shipments across most Orthopaedics businesses.
Orthopaedics net sales increased 5.2% in the nine months 2025 as reported and 4.9% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.2%. Excluding the 5.0% impact of acquisitions and divestitures, net sales in constant currency increased 10.0% from increased unit volume partially offset by 0.1% from lower prices. The unit volume
increase was due to higher shipments across most Orthopaedics businesses.
Gross Profit
Gross profit was $3,852 and $3,517 in the three months 2025
and 2024. The key components of the change were:

Gross Profit Percent Net Sales
Three Months 2024	64.0%
Sales pricing	10 bps
Volume and mix	70 bps
Manufacturing and supply chain costs	(30) bps
Structural optimization and other special charges	(10) bps
Inventory stepped up to fair value	(80) bps
Three Months 2025	63.6%
Gross profit as a percentage of net sales in the three months
2025 remained relatively flat with 2024.
Gross profit was $11,437 and $10,266 in the nine months 2025 and 2024. The key components of the change were:

Gross Profit Percent Net Sales
Nine Months 2024	63.5%
Sales pricing	20 bps
Volume and mix	70 bps
Manufacturing and supply chain costs	30 bps
Structural optimization and other special charges	(20) bps
Inventory stepped up to fair value	(80) bps
Nine Months 2025	63.7%
While segment mix was not a significant driver of the change in gross profit as a percent of net sales between the nine months
2025 and 2024, we generally expect segment mix to have an
unfavorable impact for the foreseeable future as we anticipate more rapid sales growth in our lower gross margin MedSurg and
Neurotechnology segment than our Orthopaedics segment.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased
$33 or 8.8% in the three months 2025 and $114 or 10.3% in the nine months 2025. Expenses as a percentage of net sales in the three and nine months 2025 of 6.8% remained relatively flat with
6.9% in 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $151 or
8.0% in the three months 2025. As a percentage of net sales, expenses decreased to 33.8% from 34.5% in 2024, primarily due to continued spend discipline.
Selling, general and administrative expenses increased $862 or
15.5% in the nine months 2025. As a percentage of net sales, expenses increased to 35.8% from 34.4% in 2024, primarily due to higher acquisition-related costs and continued investments to support our growth. Expenses in the nine months 2025 included a charge of $139 for share-based awards for Inari employees that vested upon our acquisition.
Amortization of Intangible Assets
Amortization of intangible assets was $189 and $159 in the three months and $543 and $467 and nine months 2025 and 2024.
Refer to Note 7 to our Consolidated Financial Statements for
further information.
Goodwill and other impairments
Goodwill and other impairments was $73 and $2 in the three
months and $163 and $21 in the nine months 2025 and 2024.
Operating Income
Operating income was $1,135 and $1,085 in the three months
2025 and 2024. Operating income as a percentage of net sales in the three months 2025 decreased to 18.7% from 19.7% in 2024.
Refer to the discussion above for the primary drivers of the change.
Operating income was $3,085 and $3,108 in the nine months
2025 and 2024. Operating income as a percentage of net sales in the nine months 2025 decreased to 17.2% from 19.2% in 2024.
Refer to the discussion above for the primary drivers of the change.
MedSurg and Neurotechnology operating income as a
percentage of net sales decreased to 29.0% in the three months
2025 from 29.1% in 2024. Orthopaedics operating income as a
percentage of net sales increased to 28.8% in the three months
2025 from 27.7% in 2024. The key components of the change
were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics
Three Months 2024	29.1%	27.7%
Sales pricing	30 bps	(10) bps
Volume	90 bps	20 bps
Manufacturing and supply chain costs	110 bps	(190) bps
Research, development and engineering expenses	(30) bps	50 bps
Selling, general and administrative expenses	(210) bps	240 bps
Three Months 2025	29.0%	28.8%
The decrease in MedSurg and Neurotechnology operating
income as a percentage of net sales for the three months was primarily driven by lower manufacturing and supply chain costs and higher unit volumes and prices offset by  higher selling, general and administrative expenses primarily due to the
acquisition of Inari and continued  spend discipline.
The increase in Orthopaedics operating income as a percentage of net sales for the three months was primarily driven by higher unit volumes, lower selling, general and administrative expenses and lower research, development and engineering expenses
partially offset by higher manufacturing and supply chain costs.
MedSurg and Neurotechnology operating income as a
percentage of net sales increased to 28.3% in the nine months
2025 from 28.2% in 2024. Orthopaedics operating income as a
percentage of net sales increased to 28.7% in the nine months
2025 from 27.5% in 2024. The key components of the change
were:

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2025 Third Quarter Form 10-Q

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics
Nine Months 2024	28.2%	27.5%
Sales pricing	40 bps	0 bps
Volume	90 bps	30 bps
Manufacturing and supply chain costs	110 bps	(60) bps
Research, development and engineering expenses	(30) bps	50 bps
Selling, general and administrative expenses	(200) bps	100 bps
Nine Months 2025	28.3%	28.7%
The increased in MedSurg and Neurotechnology operating
income as a percentage of net sales for the nine months was
primarily driven by lower manufacturing and supply chain costs and higher unit volumes and prices offset by  higher selling, general and administrative expenses primarily due to the
acquisition of Inari and continued spend discipline.
The increase in Orthopaedics operating income as a percentage of net sales for the nine months was primarily driven by higher unit volumes, lower research, development and engineering
expenses and lower selling, general and administrative expenses partially offset by higher manufacturing and supply chain costs.
Other Income (Expense), Net
Other income (expense), net was ($106) and ($42) in the three months and ($276) and ($144) in the nine months 2025 and
2024. The increase in net expense in the three months and nine months 2025 from 2024 was primarily due to higher interest
expense in 2025.
Income Taxes
Our effective tax rates were 16.5% and 14.7% in the three and nine months 2025 and 20.0% and 17.4% in the three and nine
months 2024. The effective income tax rate for the three months
2025 decreased from three months 2024 due to certain discrete tax items.  The effective tax rate for the nine months 2025
decreased from nine months 2024 due to the 2025 tax benefit
related to the sale of the Spinal Implants business and certain discrete tax items. The effective tax rates for the three and nine months 2025 and 2024 reflect the continued lower effective
income tax rates as a result of our European operations.
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
On July 4, 2025 the One Big Beautiful Bill Act (OBBBA) was
enacted into United States law. We evaluated the impact of the
OBBBA and recorded the tax-related provisions in the three
months 2025. The impact was not material to the Consolidated
Financial Statements.
Net Earnings
Net earnings increased to $859 or $2.22 per diluted share in the three months  2025 from $834 or $2.16 per diluted share in 2024.
Net earnings decreased to $2,397 or $6.20 per diluted share in nine months 2025 from $2,447 or $6.35 per diluted share in
2024.
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
rationalization) related to the consummation of the
acquisition process and legal entity rationalization and
acquisition-related tax items.

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2025 Third Quarter Form 10-Q
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
same as those used in the calculation of reported net earnings per diluted share for the respective period.

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2025	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,852	$2,045	$410	$1,135	$(106)	$170	$859	16.5%	$2.22
Reported percent net sales	63.6%	33.8%	6.8%	18.7%	(1.8)%	nm	14.2%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	61	—	—	61	—	15	46	0.6	0.12
Other acquisition and integration-related (a)	5	(33)	(1)	39	—	6	33	0.1	0.08
Amortization of purchased intangible assets	—	—	—	189	—	39	150	1.2	0.39
Structural optimization and other special charges (b)	15	(26)	—	41	(10)	3	28	(0.1)	0.07
Goodwill and other impairments (c)	—	—	—	73	—	15	58	0.4	0.16
Medical device regulations (d)	—	—	(11)	11	—	3	8	0.1	0.02
Recall-related matters (e)	—	(1)	—	1	—	—	1	—	—
Regulatory and legal matters (f)	—	—	—	—	—	—	—	—	—
Tax matters (g)	—	—	—	—	—	(50)	50	(4.8)	0.13
Adjusted	$3,933	$1,985	$398	$1,550	$(116)	$201	$1,233	14.0%	$3.19
Adjusted percent net sales	65.0%	32.8%	6.6%	25.6%	(1.9)%	nm	20.4%

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2025 Third Quarter Form 10-Q

Three Months 2024	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,517	$1,894	$377	$1,085	$(42)	$209	$834	20.0%	$2.16
Reported percent net sales	64.0%	34.5%	6.9%	19.7%	(0.8)%	nm	15.2%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	29	—	—	29	—	7	22	0.2	0.06
Other acquisition and integration-related (a)	—	(48)	—	48	—	11	37	0.3	0.10
Amortization of purchased intangible assets	—	—	—	159	—	32	127	0.7	0.32
Structural optimization and other special charges (b)	(2)	(24)	—	22	—	4	18	—	0.05
Goodwill and other impairments (c)	—	—	—	2	—	—	2	—	—
Medical device regulations (d)	—	—	(13)	13	—	2	11	0.1	0.03
Recall-related matters (e)	—	—	—	—	—	—	—	—	—
Regulatory and legal matters (f)	—	1	—	(1)	—	—	(1)	—	—
Tax matters (g)	—	—	—	—	—	(57)	57	(5.5)	0.15
Adjusted	$3,544	$1,823	$364	$1,357	$(42)	$208	$1,107	15.8%	$2.87
Adjusted percent net sales	64.5%	33.2%	6.6%	24.7%	(0.8)%	nm	20.1%
nm - not meaningful
(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	Three Months
	2025	2024
Employee retention and workforce reductions	$11	$13
Changes in the fair value of contingent consideration	12	2
Manufacturing integration costs	7	1
Stock compensation payments upon a change in control	—	22
Other integration-related activities	9	10
Adjustments to Operating Income	$39	$48
Other income taxes related to acquisition and integration-related costs	6	11
Adjustments to Income Taxes	$6	$11
Adjustments to Net Earnings	$33	$37
(b) Structural optimization and other special charges represent the costs associated with:

	Three Months
	2025	2024
Employee retention and workforce reductions	$5	$12
Closure/transfer of manufacturing and other facilities	10	2
Product line exits	10	3
Termination of sales relationships in certain countries	2	6
Other charges	14	(1)
Adjustments to Operating Income	$41	$22
Adjustments to Other Income (Expense), Net	$(10)	$—
Adjustments to Income Taxes	$3	$4
Adjustments to Net Earnings	$28	$18
(c) Goodwill and other impairments represent the costs associated with:

	Three Months
	2025	2024
Certain long-lived and intangible asset write-offs and impairments	$22	$—
Product line exits (e.g., long-lived asset and specifically-identified intangible asset write-offs)	51	2
Adjustments to Operating Income	$73	$2
Adjustments to Income Taxes	$15	$—
Adjustments to Net Earnings	$58	$2
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
resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION	2025 Third Quarter Form 10-Q
(g)    Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	Three Months
	2025	2024
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(61)	$(47)
Other tax matters	11	(10)
Adjustments to Income Taxes	$(50)	$(57)
Adjustments to Other Income (Expense), Net	$—	$—
Adjustments to Net Earnings	$50	$57

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Nine Months 2025	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$11,437	$6,424	$1,222	$3,085	$(276)	$412	$2,397	14.7%	$6.20
Reported percent net sales	63.7%	35.8%	6.8%	17.2%	(1.5)%	nm	13.4%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	160	—	—	160	—	39	121	0.5	0.31
Other acquisition and integration-related (a)	19	(280)	(3)	302	—	32	270	(0.4)	0.70
Amortization of purchased intangible assets	—	—	—	543	—	112	431	1.2	1.11
Structural optimization and other special charges (b)	43	(47)	(3)	93	(19)	15	59	0.2	0.15
Goodwill and other impairments (c)	—	—	—	163	—	46	117	0.8	0.32
Medical device regulations (d)	1	—	(29)	30	—	7	23	0.1	0.06
Recall-related matters (e)	52	(4)	—	56	—	9	47	—	0.12
Regulatory and legal matters (f)	—	(7)	—	7	—	2	5	—	0.01
Tax matters (g)	—	—	—	—	—	(71)	71	(2.5)	0.18
Adjusted	$11,712	$6,086	$1,187	$4,439	$(295)	$603	$3,541	14.6%	$9.16
Adjusted percent net sales	65.3%	33.9%	6.6%	24.7%	(1.6)%	nm	19.7%

Nine Months 2024	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$10,266	$5,562	$1,108	$3,108	$(144)	$517	$2,447	17.4%	$6.35
Reported percent net sales	63.5%	34.4%	6.9%	19.2%	(0.9)%	nm	15.1%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	38	—	—	38	—	9	29	0.3	0.08
Other acquisition and integration-related (a)	—	(49)	—	49	—	14	35	0.2	0.09
Amortization of purchased intangible assets	—	—	—	467	—	96	371	1.0	0.96
Structural optimization and other special charges (b)	41	(51)	—	92	—	24	68	0.2	0.23
Goodwill and other impairments (c)	—	—	—	21	—	—	21	—	—
Medical device regulations (d)	5	—	(36)	41	—	9	32	0.1	0.08
Recall-related matters (e)	11	(11)	—	22	—	5	17	0.1	0.04
Regulatory and legal matters (f)	—	1	—	(1)	—	—	(1)	—	—
Tax matters (g)	—	—	—	—	(1)	(136)	135	(4.7)	0.35
Adjusted	$10,361	$5,452	$1,072	$3,837	$(145)	$538	$3,154	14.6%	$8.18
Adjusted percent net sales	64.1%	33.7%	6.6%	23.7%	(0.9)%	nm	19.5%
nm - not meaningful
(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	Nine Months
	2025	2024
Termination of sales relationships	$—	$3
Employee retention and workforce reductions	56	17
Changes in the fair value of contingent consideration	13	(12)
Manufacturing integration costs	14	2
Stock compensation payments upon a change in control	139	22
Other integration-related activities	80	17
Adjustments to Operating Income	$302	$49
Other income taxes related to acquisition and integration-related costs	32	14
Adjustments to Income Taxes	$32	$14
Adjustments to Net Earnings	$270	$35

Dollar amounts are in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION	2025 Third Quarter Form 10-Q
(b) Structural optimization and other special charges represent the costs associated with:

	Nine Months
	2025	2024
Employee retention and workforce reductions	$43	$14
Closure/transfer of manufacturing and other facilities (e.g., site closure, contract termination and redundant employee costs)	22	18
Product line exits (e.g., inventory, long-lived asset and specifically-identified intangible asset write-offs)	3	9
Termination of sales relationships in certain countries	(2)	7
Other charges	27	44
Adjustments to Operating Income	$93	$92
Adjustments to Income Taxes	$15	$24
Adjustments to Other Income (Expense), Net	$(19)	$—
Adjustments to Net Earnings	$59	$68
(c) Goodwill and other impairments represent the costs associated with:

	Nine Months
	2025	2024
Certain long-lived and intangible asset write-offs and impairments	$108	$11
Product line exits (e.g., long-lived asset and specifically-identified intangible asset write-offs)	55	10
Adjustments to Operating Income	$163	$21
Adjustments to Income Taxes	$46	$—
Adjustments to Net Earnings	$117	$21

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
resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
(g)    Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	Nine Months
	2025	2024
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(153)	$(141)
Certain tax audit settlements	—	(2)
Other tax matters	82	7
Adjustments to Income Taxes	$(71)	$(136)
Adjustments to Other Income (Expense), Net	$—	$(1)
Adjustments to Net Earnings	$71	$135
FINANCIAL CONDITION AND LIQUIDITY

	Nine Months
Net cash provided by (used in):	2025	2024
Operating activities	$2,901	$2,311
Investing activities	(4,561)	(2,697)
Financing activities	1,206	1,269
Effect of exchange rate changes	58	(4)
Change in cash and cash equivalents	$(396)	$879
Operating Activities
Cash provided by operating activities was $2,901 and $2,311 in the nine months 2025 and 2024. The increase was primarily due to the timing of payments and collections in working capital accounts.
Investing Activities
Cash used in investing activities was $4,561 and $2,697 in the nine months 2025 and 2024. The nine months 2025 included
cash paid to acquire Inari and purchases of property, plant and equipment partially offset by proceeds from the sale of short-term investments and the sale of the Spinal Implants business. The nine months 2024 included cash paid for the Serf acquisition.
Refer to Note 7 to our Consolidated Financial Statements for
further information on acquisitions.
Financing Activities
Cash provided by financing activities was $1,206 in the nine months 2025 and cash provided by financing activities was
$1,269 in the nine months 2024. In 2025, cash provided was
primarily driven by proceeds from the issuance of various senior unsecured notes as described in Note 8 to our Consolidated
Financial Statements. This was partially offset by debt payments, dividend payments and cash paid for taxes on withheld shares.
Cash provided by 2024 was primarily driven by proceeds from
the issuance of various senior unsecured notes.  This was
partially offset by debt payments, dividend payments and cash paid for taxes on withheld shares. We did not repurchase any shares in the nine months 2025 and 2024.
Liquidity
Cash, cash equivalents, short-term investments and marketable securities were $3,343 and $4,493 on September 30, 2025 and
December 31, 2024. Current assets exceeded current liabilities by $6,297 and $7,231 on September 30, 2025 and December 31,
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
Our cash, cash equivalents, short-term investments and
marketable securities held in locations outside the United States was 35% on September 30, 2025 compared to 20% on
December 31, 2024.

Dollar amounts are in millions except per share amounts or as otherwise specified.	20

STRYKER CORPORATION	2025 Third Quarter Form 10-Q
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive
Officer and Chief Financial Officer (the Certifying Officers),
evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)
promulgated under the Securities Exchange Act of 1934, as
amended) on September 30, 2025. Based on that evaluation, the
Certifying Officers concluded the Company's disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial
reporting during the nine months 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form
10-K for 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the three months 2025 we did not issue shares of our common stock as performance incentive awards to employees. When
issued, these shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
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
In the nine months 2025 we did not repurchase any shares of our common stock under our authorized repurchase program. The
total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033
as of September 30, 2025.

ITEM 5.	OTHER INFORMATION
Certain of our officers or directors have made elections to
participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from
time to time make, elections to have shares withheld to cover withholding taxes due or pay the exercise price of stock options, restricted stock units and performance stock units, which may constitute non-Rule 10b5–1 trading arrangements (as defined in
Item 408(c) of Regulation S-K).

21

STRYKER CORPORATION	2025 Third Quarter Form 10-Q

ITEM 6.	EXHIBITS

31(i)†	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)†	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)††	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)††	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

* Compensation arrangement
† Filed with this Form 10-Q
†† Furnished with this Form 10-Q

22

STRYKER CORPORATION	2025 Third Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	October 31, 2025	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair, Chief Executive Officer and President

Date:	October 31, 2025	/s/ PRESTON W. WELLS
Preston W. Wells
Vice President, Chief Financial Officer